Form 10-Q
period 1994-01-29
HORMEL GEO A & CO
filed 1994-03-15
CIK 48465

SECURITIES AND EXCHANGE COMMISSION


                              Washington, D. C. 20549

                                    FORM 10-Q
                    QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended January 29, 1994                               Commission File
                                                                 Number 1-2402

                            GEO. A. HORMEL & COMPANY

Incorporated Under the Laws
of the State of Delaware                                         EIN #41-0319970

                              1 Hormel Place
                         Austin, Minnesota 55912-3680

                            Telephone - (507) 437-5737


                                   NONE
Former name, former address and former fiscal year, if changed since last report



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


               YES  XXX                      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


                  Class                         Outstanding at January 29, 1994
Common Stock            - $.1172 par value                 76,647,490
Common Stock Non-Voting - $.01 par value                       -0-

Pages: This report contains nine pages numbered sequentially from this cover page.






                                        1

                                                          FORM 10-Q

PART I - FINANCIAL INFORMATION

STATEMENTS OF FINANCIAL POSITION

GEO. A. HORMEL & COMPANY

                                             January 29,     October 30,
                                                1994            1993
                                             (Unaudited)
                                               (Thousands of Dollars)


ASSETS

CURRENT ASSETS
     Cash and cash equivalents               $ 172,728       $ 157,558
     Short-term marketable securities--
      at cost which approximates market         14,798          14,862
     Accounts receivable                       184,701         218,487
     Inventories                               221,655         208,101
     Deferred income taxes                      12,303          12,393
     Prepaid expenses                            8,287           8,503
                  TOTAL CURRENT ASSETS         614,472         619,904


DEFERRED INCOME TAXES                           81,391          79,872

INTANGIBLES                                     71,833          72,508

INVESTMENTS AND OTHER ASSETS                    74,952          76,288

PROPERTY, PLANT AND EQUIPMENT

     Land                                        6,008           6,025
     Buildings                                 144,005         143,222
     Equipment                                 427,161         422,485
     Construction in progress                   19,485          13,589
                                               596,659         585,321

Less allowance for depreciation               (346,745)       (340,334)

                                               249,914         244,987


                                            $1,092,562      $1,093,559


See notes to financial statements










                                     2

                                                            FORM 10-Q


STATEMENTS OF FINANCIAL POSITION

GEO. A. HORMEL & COMPANY

                                             January 29,     October 30,
                                                1994            1993
                                            (Unaudited)
                                               (Thousands of Dollars)


LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES

     Accounts payable                         $  87,041      $  98,357
     Accrued expenses                            28,116         30,212
     Accrued advertising                         28,416         24,587
     Employee compensation                       28,184         40,195
     Taxes other than federal income taxes       15,068         14,011
     Dividends payable                            9,587          8,434
     Federal income tax                          17,350         11,262

                 TOTAL CURRENT LIABILITIES      213,762         227,058

LONG-TERM DEBT - less current maturities          5,700           5,700

ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION   233,326         233,326

ACCRUED PENSION COSTS                            49,307          48,363

OTHER LONG-TERM LIABILITIES                       9,741           8,224


STOCKHOLDERS' INVESTMENT
     Preferred Stock, par value $.01 a
       share--authorized 40,000,000 shares;
       issued - none
     Common stock, non-voting, par value
       $.01 a share--authorized 40,000,000
       shares; issued - none
     Common Stock, par value $.1172 a share --
       authorized 200,000,000 shares; issued
       76,852,128 shares                         9,007           9,007
     Additional paid-in capital                 14,792          14,513
     Shares held in treasury.                 (  4,692)       (  4,103)
                                                19,107          19,417

     Earnings reinvested in business           561,619         551,471
                                               580,726         570,888

                                            $1,092,562      $1,093,559


See notes to financial statements



                                     3
                                                          FORM 10-Q

STATEMENTS OF EARNINGS (Unaudited)
GEO. A. HORMEL & COMPANY
(In Thousands of Dollars, Except Per Share Amounts)

                                                    Three Months Ended
                                               January 29,       January 30,
                                                  1994              1993

Sales, less returns and allowances             $ 716,169          $ 682,102

Cost of products sold                            557,409            533,806

                    GROSS PROFIT                 158,760            148,296


Expenses:
  Selling and delivery                           112,707            104,654
  Administrative and general                      14,029             16,712

                OPERATING INCOME                  32,024             26,930


Other income and expenses:
  Other income-net                                 1,871              2,134

  Interest expense                                (  591)            (  308)

    EARNINGS BEFORE INCOME TAXES
    AND CUMULATIVE EFFECT OF
    ACCOUNTING CHANGES                            33,304             28,756


Provision for income taxes                        12,754             10,477


    EARNINGS BEFORE CUMULATIVE
    EFFECT OF ACCOUNTING CHANGES               $  20,550          $  18,279

Cumulative effect of accounting changes:

    Accounting for postretirement
    benefits, net of tax                                           (140,823)

    Accounting for income taxes                                      13,294

              NET EARNINGS (LOSS)              $  20,550          ($109,250)

Earnings (loss) per share:
    Before cumulative effect
    of accounting changes                      $     .27          $      .24

    Cumulative effect of
    accounting changes                                                (1.66)

              NET EARNINGS (LOSS)
              PER SHARE                        $     .27             ($1.42)

See notes to financial statements

                                     4
                                                          FORM 10-Q

STATEMENTS OF CASH FLOWS (Unaudited)
GEO. A. HORMEL & COMPANY
                                               Three Months Ended
                                           January 29,     January 30,
                                              1994            1993
                                             (Thousands of Dollars)

OPERATING ACTIVITIES
  Net earnings (loss)                       $  20,550     ($109,250)
  Adjustments to reconcile to net cash
    provided by operating activities:
      Depreciation                              7,883         7,009
      Amortization of intangibles                 675           305
      Cumulative effect of accounting change:
       Accounting for postretirement benefits,
       net of tax                                           140,823
       Accounting for income taxes                          (13,294)
      Provision for deferred income taxes     ( 1,429)      ( 1,600)
      (Gain) loss on sales of property,
        plant and equipment                        (6)           (8)
      Changes in operating assets and liabilities:
         Decrease (increase) in accounts
         receivable                            33,786        35,371
      Decrease (increase) in inventories
        and prepaid expenses                  (13,338)      (11,705)
      Increase (decrease) in accounts
        payable and other liabilities         (11,988)      (30,895)
NET CASH BY OPERATING ACTIVITIES               36,145        16,756

INVESTING ACTIVITIES
  Purchase of short term marketable securities     64
  Purchases of property, plant and
    equipment                                 (13,101)      ( 6,655)
  Proceeds from sales of property,
    plant and equipment                           285           184
   Decrease (increase) in investments
    and other assets                            1,336       ( 3,516)
    NET CASH USED IN INVESTING ACTIVITIES     (11,416)      ( 9,987)

FINANCING ACTIVITIES
  Principal payments on long-term debt                      (   200)
  Dividends paid on Common Stock              ( 8,530)      ( 6,897)
  Other                                       ( 1,029)      (   258)
NET CASH USED IN FINANCING ACTIVITIES         ( 9,559)      ( 7,355)

     INCREASE (DECREASE) IN CASH AND
         CASH EQUIVALENTS                      15,170       (   586)

Cash and Cash Equivalents
 at beginning of year                         157,558       225,539

  CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                           $172,728      $224,953

See notes to financial statements

                                                          FORM 10-Q

NOTES TO FINANCIAL STATEMENTS (Unaudited)

GEO. A. HORMEL & COMPANY


NOTE A

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal re-curring accruals) necessary for a fair presentation.

The accounting policies followed by the Company are set forth in Note A to the Company's Financial Statements in the 1993 Geo. A.
Hormel & Company Annual Report to Stockholders, which is incorporated by reference on Form 10-K.

NOTE B

The results of operations for the three month periods ended January 29, 1994 and January 30, 1993, are not necessarily indicative of the results to be expected for the full year.

NOTE C

Fiscal 1993 has been restated to reflect the adoption of SFAS No. 106 and SFAS No. 109 effective as of the beginning of fiscal 1993.

                                                  FORM 10-Q



MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GEO. A. HORMEL & COMPANY

RESULTS OF OPERATIONS


Quarterly sales and net earnings for the first quarter were $716,169,000 and $20,550,000 compared to $682,102,000 and
$18,279,000, respectively, last year. Gross profit as a percentage of sales increased slightly to 22.17 percent from 21.74 percent in 1993. Total operating expenses were virtually unchanged from last year at 17.70 percent of sales producing operating income of 4.47 percent of sales this year compared to 3.95 percent one year ago. Tonnage volume for the quarter increased 1.4 percent over 1993. Solid increases in the Company's consumer branded business was the major reason for the volume growth and record earnings.

The Company's core Hormel business continues to be the major contributor to earnings led by outstanding results in the Prepared Foods Group. Jennie-O Foods, Inc., Dubuque Foods, Inc., and Hormel Foods International Corporation wholly owned subsidiaries, all made positive contributions to first quarter results. Jennie-O, the nation's second largest turkey processor reported record earnings in the quarter despite higher feed costs. This was achieved through increased marketing initiatives, improved farm and plant operations, and relatively good markets.

The effective tax rate for the first three months of 1994 was 38.3 percent compared to 36.4 percent last year. One percent of the increase is due to the increase in the statutory rated passed in August 1993.

Advertising expenses increased during the first quarter to $45,399,000 from $40,219,000 in 1993. The Company continues to emphasize both its older mature base of products and its newer product introductions.

During the first quarter, the Company through its wholly owned subsidiary, Hormel Foods International Corporation, signed a distribution agreement with Zwanenberg de Mexico. Zwanenberg, based in Mexico City will sell branded, processed meat products manufactured by the Company and its subsidiaries. The Company sees Mexico as a large and growing market opportunity, and continues to explore a separate distribution arrangement for its shelf stable, prepared food items in that market. Hormel Foods International is also exploring growth opportunities in other developing markets throughout the world.

                                                   FORM 10-Q

FINANCIAL CONDITION

Record earnings for the first quarter of 1994 added to the strong financial condition of the Company. Ratio comparisons for the first quarter of 1994 and 1993, which demonstrate the Company's financial strength, are as follows:

                                      End of Quarter
                                1st Quarter    1st Quarter
                                   1994           1993

Liquidity Ratios
  Current ratio                      2.9            3.1
  Receivables turnover              14.2           15.9
  Days sales in receivables         23.5 days      20.7 days
  Inventory turnover                10.4           11.1
  Days sales in inventory           36.3 days      33.9 days

Leverage Ratio
  Long-term debt to equity           1.0%           1.5%

Operating Ratios
  Pre-tax profit to net worth       23.1%          19.7%
  Pre-tax profit to total assets    12.2%          12.2%

Changes during the first quarter in current asset and liability balances followed normal seasonal patterns. Changes in accounts receivable and accounts payable reflect the significant sales and production increases during the quarter over last year. Inventory is also higher due to promotional activities planned for later in the second quarter.

The Company evaluates plant and equipment, on an ongoing basis, to achieve the best productivity, utilization and return on investment. During the first quarter, the Company invested $13,101,000 in new plant and equipment. The Company has major renovation or expansion projects in progress at its Fremont, Nebraska plant and at Aurora, Illinois, where a facility is being prepared for the production of the Herb-Ox line of bouillon and soups. Investment in plant and equipment, including the Fremont and Aurora projects, continues to emphasize investment that contributes to productivity gains while improving ergonomics and safety conditions for employees.

The Company continues to keep excess funds invested short term as it examines acquisitions that meet its long-term operating goals. The small long-term debt balance consists of small-issue Industrial Revenue Bonds of varying maturities. The leverage ratio shows the significant borrowing capacity available to take advantage of any business opportunities that may arise through acquisition or internal expansion.

                                                   FORM 10-Q


PART II - OTHER INFORMATION


Item 4.  Results of Votes of Security Holders.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         None.







                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  GEO. A. HORMEL & COMPANY


Date:                             By:
                                     D. J. HODAPP
                                     Executive Vice President
                                     & Chief Financial Officer


Date:                             By:
                                     R. J. THATCHER
                                     Vice President and
                                     Treasurer