Form 10-Q
period 1994-04-30
HORMEL GEO A & CO
filed 1994-06-14
CIK 48465

SECURITIES AND EXCHANGE COMMISSION


                              Washington, D. C. 20549

                                    FORM 10-Q
               QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended April 30, 1994          Commission File
                                          Number 1-2402

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

               YES  XXX                      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

 Class                         Outstanding at April 30, 1994
Common Stock - $.1172 par value         76,620,167
Common Stock Non-Voting - $.01 par value       -0-

Pages: This report contains ten pages numbered sequentially from this cover page.


                                                   FORM 10-Q

PART I - FINANCIAL INFORMATION

STATEMENTS OF FINANCIAL POSITION

GEO. A. HORMEL & COMPANY

                                 April 30       October 30,
                                   1994            1993
                                (Unaudited)
                                   (Thousands of Dollars)


ASSETS

CURRENT ASSETS
Cash and cash equivalents          $ 173,416       $ 157,558
Short-term marketable securities--
at cost which approximates market     14,720          14,862
     Accounts receivable             187,491         218,487
     Inventories                     223,751         208,101
     Deferred income taxes            12,212          12,393
     Prepaid expenses                  8,363           8,503
        TOTAL CURRENT ASSETS         619,953         619,904


DEFERRED INCOME TAXES                 82,142          79,872

INTANGIBLES                           71,158          72,508

INVESTMENTS AND OTHER ASSETS          72,174          76,288

PROPERTY, PLANT AND EQUIPMENT

     Land                              6,008           6,025
     Buildings                       146,033         143,222
     Equipment                       436,354         422,485
     Construction in progress         23,717          13,589
                                     612,112         585,321

Less allowance for depreciation    (353,431)       (340,334)

                                     258,681         244,987


                                  $1,104,108      $1,093,559







                                                   FORM 10-Q
STATEMENTS OF FINANCIAL POSITION
GEO. A. HORMEL & COMPANY

                                  April 30,     October 30,
                                     1994            1993
                                 (Unaudited)
                                     (Thousands of Dollars)

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES

     Accounts payable               $  85,376      $  98,357
     Accrued expenses                  31,814         30,212
     Accrued advertising               27,704         24,587
     Employee compensation             35,521         40,195
Taxes other than federal income taxes  14,549         14,011
     Dividends payable                  9,577          8,434
     Federal income tax                 6,021         11,262

       TOTAL CURRENT LIABILITIES      210,562        227,058

LONG-TERM DEBT -less current maturities 5,700          5,700

ACCUMULATED POSTRETIREMENT
 BENEFIT OBLIGATION                   233,326        233,326

ACCRUED PENSION COSTS                  50,250         48,363

OTHER LONG-TERM LIABILITIES            10,580          8,224

STOCKHOLDERS' INVESTMENT
     Preferred Stock, par value $.01 a
       share--authorized 40,000,000 shares;
       issued - none
     Common stock, non-voting, par value
       $.01 a share--authorized 40,000,000
       shares; issued - none
     Common Stock, par value $.1172 a share --
       authorized 200,000,000 shares; issued
       76,852,128 shares               9,007           9,007
     Additional paid-in capital       14,895          14,513
     Shares held in treasury.         5,080)       (  4,103)
                                      18,822          19,417
     Earnings reinvested in business 574,868         551,471
                                     593,690         570,888

                                  $1,104,108      $1,093,559





See notes to financial statements
                                                  FORM 10-Q
STATEMENTS OF EARNINGS (Unaudited)
GEO. A. HORMEL & COMPANY
(In Thousands of Dollars, Except Per Share Amounts)

                      Three Months Ended    Six Months Ended
                  April 30,   May 1,     April 30,    May 1,
                    1994       1993       1994         1993

Sales, less returns
and allowances      $767,018  $676,686 $1,483,187 $1,358,788

Cost of products sold 597,730  523,701  1,155,139  1,057,507

    GROSS PROFIT     169,288   152,985   328,048     301,281

Expenses:
Selling and delivery 117,478   106,012   230,185     210,666
Administrative
 and general          14,514    15,448    28,543      32,160
OPERATING INCOME      37,296    31,525    69,320      58,455

Other income and expenses:
Other income-net         977    1,726     2,848        3,860
Interest expense      (  613)  (  350)   (1,204)     (  658)
EARNINGS BEFORE INCOME TAXES
AND CUMULATIVE EFFECT OF
ACCOUNTING CHANGES    37,660   32,901    70,964       61,657
Provision for
 income taxes         14,634   12,240    27,388       22,717

EARNINGS BEFORE CUMULATIVE
 EFFECT OF
 ACCOUNTING CHANGES $ 23,026 $ 20,661 $  43,576  $    38,940

Cumulative effect of accounting changes:

    Accounting for postretirement
    benefits, net of tax                           (140,823)

    Accounting for income taxes                       13,294

NET EARNINGS (LOSS) $ 23,026 $ 20,661 $  43,576  $  (88,589)

Earnings (loss) per share:

Before cumulative effect
of accounting changes $0.30     $0.27       $0.57      $0.51
    Cumulative effect of
     accounting changes                               (1.66)
         NET EARNINGS (LOSS)
         PER SHARE    $0.30    $0.27       $0.57     $(1.15)

See notes to financial statements
                                                   FORM 10-Q
STATEMENTS OF CASH FLOWS (Unaudited)
GEO. A. HORMEL & COMPANY
                                           Six Months Ended
                                     April 30,        May 1,
                                        1994            1993
                                      (Thousands of Dollars)

OPERATING ACTIVITIES
  Net earnings (loss)               $  43,576      ($88,589)
  Adjustments to reconcile to net cash
    provided by operating activities:
      Depreciation                      15,896        15,104
      Amortization of intangibles        1,350           609
      Cumulative effect of accounting change:
        Accounting for postretirement benefits,
        net of tax                                   140,823
        Accounting for income taxes                 (13,294)
 Provision for deferred income taxes  ( 2,089)      ( 3,201)
      (Gain) loss on sales of property,
        plant and equipment                 6       (    24)
  Changes in operating assets and liabilities:
       Decrease  (increase) in accounts
        receivable                      30,996        38,645
       Decrease (increase) in inventories
        and prepaid expenses          (15,510)      (28,629)
      Increase (decrease) in accounts
        payable and other liabilities (13,396)      (32,776)
NET CASH PROVIDED
 BY OPERATING ACTIVITIES                60,829        28,668
INVESTING ACTIVITIES
  Purchase of short term
 marketable securities                     142
  Purchases of property, plant and
    equipment                         (29,958)      (25,759)
  Proceeds from sales of property,
    plant and equipment                    363           512
  Decrease in investments
    and other assets                     4,114         2,941
NET CASH USED IN INVESTING ACTIVITIES (25,339)      (22,306)
FINANCING ACTIVITIES
  Principal payments on long-term debt              (   200)
  Dividends paid on Common Stock      (18,021)      (15,346)
  Other                               ( 1,611)      ( 5,228)
NET CASH USED IN FINANCING
 ACTIVITIES                           (19,632)      (20,774)
    INCREASE (DECREASE) IN CASH AND
          CASH EQUIVALENTS             15,858       (14,412)
Cash and Cash Equivalents at
 at beginning of year                 157,558       225,539
 CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                     $173,416      $211,127

See notes to financial statements

FORM 10-Q

NOTES TO FINANCIAL STATEMENTS (Unaudited)

GEO. A. HORMEL & COMPANY


NOTE A

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation.

The accounting policies followed by the Company are set forth in Note A to the Company's Financial Statements in the 1993 Geo. A. Hormel & Company Annual Report to Stockholders, which is incorporated by reference on Form 10-K.

NOTE B

The results of operations for the six month periods ended
April 30, 1994 and May 1, 1993, are not necessarily indicative of the results to be expected for the full year.

NOTE C

Fiscal 1993 has been restated to reflect the adoption of SFAS No. 106 and SFAS No. 109 effective as of the beginning of fiscal 1993.























                                                  FORM 10-Q
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GEO. A. HORMEL & COMPANY

RESULTS OF OPERATIONS
Net earnings in the second quarter increased 11.4 percent to $23,026,000 from $20,661,000 during the same quarter of 1993 (1993 results have been restated for effect of accounting changes). Sales for the quarter increased to $767,018,000 from $676,686,000 last year. Both the earnings and sales represent record results for second quarter performance.
The increase in earnings and sales dollars was the result of sales tonnage volume increasing 14.9 percent compared to last year, lower raw material costs, and changes in product mix, with volume increases in certain higher margin processed food products.

Earnings for the first six months of 1994 were $43,576,000 compared to $38,940,000 for the same period last year. Net sales for the first half of 1994 increased $124,399,000 to $1,483,187,000. Tonnage volume also had a significant 7.8 percent increase over the same period of 1993.

The Company's core Hormel Foods business continues to be the major contributor to earnings and sales results. The performance of the Prepared Foods Group was especially noteworthy with the Grocery Products Division experiencing excellent volume and market share growth. House of Tsang oriental sauces and seasoning oils, and the Herb-Ox brand of bouillon and dry soup mixes, two recent acquisitions, continue to grow sales and distribution according to plan.

Jennie-O Foods, Inc. made a substantial contribution to Company results in the second quarter. This performance follows a record setting first quarter and the business plan for the third and fourth quarters projects a continued strong performance.

Results at Dubuque Foods, Inc. and Farm Fresh Catfish were negative for the quarter and reflect product lines more susceptible to the fluctuations of the commodity markets for fresh pork and catfish. The heavy price competition in these two commodity markets is expected to continue throughout the remainder of the year, which could impact the ability of Dubuque Foods and Farm Fresh Catfish to accomplish their business plan for 1994.

No plants or distribution centers were disposed of in the first half of either 1993 or 1994. Other income is primarily interest income from short term marketable securities.


                                                  FORM 10-Q


MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GEO. A. HORMEL & COMPANY

RESULTS OF OPERATIONS

The effective tax rate for the quarter and first half was
38.9 and 38.6 percent, respectively, compared to 37.2 and
36.8 percent last year. One percent of the increase is due to the increase in the statutory rate in August of 1993.

During 1993, depreciation and amortization declined significantly compared to 1992 as the machinery and equipment purchased with the construction of the Austin, Minnesota plant became fully depreciated in the eleventh period of 1992. The relationship of changes in depreciation and plant and equipment additions returned to more normal levels when comparing 1994 and 1993 totals. Amortization of intangibles increased in 1994 with the acquisitions in the third quarter of 1993 of the FDL Foods trademarks and brands, and the Herb-Ox bouillon and dry soup product lines. Interest expense for the quarter and year to date increased compared to last year as several state income tax audits were settled.

Advertising expenses for the quarter and first six months were $46,937,000 and $92,336,000 compared to $41,124,000 and
$81,343,000 for the same period in 1993. The Company continues to introduce new products while promoting its older more mature product lines to increase market share. The importance of this strategy was highlighted in the second quarter with increased market share for HORMEL CHILI, SPAM luncheon meat, DINTY MOORE beef stew and MARY KITCHEN hash. This enabled the Company to offset the heavy price competition in its fresh pork commodity items.














                                                  FORM 10-Q
FINANCIAL CONDITION

Ratio comparisons presented below as of the end of the
second quarter reflect the continued strong financial
condition of the Company:
                                  End of         End of
                                2nd Quarter    2nd Quarter
                                   1994           1993

Liquidity Ratios
  Current ratio                      2.9            3.2
  Receivables turnover              14.6           15.9
  Days sales in receivables         23.1 days      20.3 days
  Inventory turnover                10.7           10.6*
  Days sales in inventory           35.4 days      37.1
days*

Leverage Ratio
  Long-term debt to equity           1.0%           1.4%*

Operating Ratios
  Pre-tax profit to net worth       24.4%          20.9%*
  Pre-tax profit to total assets    12.9%          13.0%*

* Results reflect restatement for effect of accounting changes.

Changes during the second quarter in current asset and liability balances followed normal seasonal patterns. Major sales campaigns scheduled during the last half of each year account for the rise in inventory that occurs during the second quarter. The Company continues to invest excess funds in short-term marketable securities as it examines possible acquisitions and investments that meet its long-term operating goals.

The Company's investment in plant and equipment continues to emphasize productivity gains and improved ergonomics and safety for its employees. The Company began a major renovation and expansion of its Fremont, Nebraska plant which will continuethroughout most of 1994. The Company also is relocating the acquired Herb-Ox bouillon production to a newly acquired company owned facility in Aurora, Illinois, and will be starting an expansion of its gelatin facility at Davenport, Iowa later in 1994.

The Company's long-term debt consists of Industrial Revenue Bonds with varying maturity dates. As shown by the leverage ratio, significant borrowing capacity is available if needed to take advantage of any business opportunity that may arise through acquisition or internal expansion.

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