Form 10-Q
period 1994-07-29
HORMEL GEO A & CO
filed 1994-09-13
CIK 48465

SECURITIES AND EXCHANGE COMMISSION


                              Washington, D. C. 20549

                                    FORM 10-Q
               QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended July 29, 1994          Commission File
                                          Number 1-2402

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

               YES  XXX                      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

 Class                         Outstanding at July 29, 1994
Common Stock - $.1172 par value         76,634,650
Common Stock Non-Voting - $.01 par value       -0-

Pages: This report contains eleven pages numbered sequentially from this cover page.





                                                   FORM 10-Q

PART I - FINANCIAL INFORMATION

STATEMENTS OF FINANCIAL POSITION
GEO. A. HORMEL & COMPANY

                                   July 30      October 30,
                                    1994        1993
                                  (Unaudited)
                                  (Thousands of Dollars)
ASSETS

CURRENT ASSETS
Cash and cash equivalents        $ 182,473        $ 157,558
Short-term marketable securities--
 at cost which approximates market   14,615          14,862
Accounts receivable                  190,824         218,487
Inventories                           211,482       208,101
Deferred income taxes                  12,122        12,393

Prepaid expenses                        6,172         8,503

TOTAL CURRENT ASSETS                  617,688       619,904

DEFERRED INCOME TAXES                   79,370       79,872

INTANGIBLES                             70,484       72,508

INVESTMENTS AND OTHER ASSETS            73,482       76,288

PROPERTY, PLANT AND EQUIPMENT
     Land                                 6,658       6,025
     Buildings                          152,723     143,222
     Equipment                          442,559     422,485
     Construction in progress            25,746      13,589
                                        627,686     585,321
Less allowance for depreciation        (359,521)   340,334)
                                        268,165    244,987
                                    $1,109,189   $1,093,559


See notes to financial statements

                                             FORM 10-Q

STATEMENTS OF FINANCIAL POSITION

GEO. A. HORMEL & COMPANY

                                  July 30,     October 30,
                                   1994          1993
                                  (Unaudited)
                                  (Thousands of Dollars)


LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES

Accounts payable                   $  87,183      $  98,357
Accrued expenses                      34,176         30,212
Accrued advertising                   27,292         24,587
Employee compensation                 42,187         40,195
Taxes other than federal income taxes 14,304         14,011
Dividends payable                      9,580          8,434
Federal income tax                     5,865         11,262

       TOTAL CURRENT LIABILITIES     220,587        227,058

LONG-TERM DEBT-less current maturities 5,700          5,700

ACCUMULATED POSTRETIREMENT BENEFIT
 OBLIGATION                          233,326        233,326

ACCRUED PENSION COSTS                 34,538         48,363

OTHER LONG-TERM LIABILITIES           10,983          8,224

STOCKHOLDERS' INVESTMENT        2
Preferred Stock, par value $.01 a
share--authorized 40,000,000 shares;
issued - none
Common stock, non-voting, par value
$.01 a share--authorized 40,000,000
shares; issued - none
Common Stock, par value $.1172 a share --
authorized 200,000,000 shares; issued
76,852,128 shares                     9,007           9,007
Additional paid-in capital           15,280          14,513
Shares held in treasury.          (  4,781)       (  4,103)

                                     19,506          19,417
Earnings reinvested in business     584,549         551,471

                                    604,055         570,888
                                 $1,109,189      $1,093,559
See notes to financial statements
                                        FORM 10-Q
STATEMENTS OF EARNINGS (Unaudited)
GEO. A. HORMEL & COMPANY
(In Thousands of Dollars, Except Per Share Amounts)

                      Three Months Ended   Nine Months Ended
                      July 30,   July 31,  July 30, July 31,
                      1994       1993       1994        1993

Sales, less returns
and allowances    $741,144  $677,835  $2,224,331  $2,036,623

Cost of products
 sold              579,974   525,562   1,735,113   1,583,069

GROSS PROFIT       161,170   152,273     489,218     453,554

Expenses:
Selling and
delivery           114,702   107,990     344,887     318,656
Administrative
and general         14,747    15,898      43,290      48,058
 OPERATING INCOME   31,721    28,385     101,041      86,840
Other income and expenses:
Other income-net     1,816    1,611       4,664        5,471
Interest expense    (  472)  (  259)     (1,676)     (  917)
EARNINGS BEFORE INCOME TAXES
AND CUMULATIVE EFFECT OF
ACCOUNTING CHANGES  33,065   29,737     104,029       91,394
Provision for
income taxes        12,903   11,569      40,291       34,286
EARNINGS BEFORE CUMULATIVE
EFFECT OF
ACCOUNTING CHANGES$ 20,162 $ 18,168   $  63,738  $    57,108
Cumulative effect of accounting changes:
    Accounting for postretirement
    benefits, net of tax                           (140,823)
    Accounting for income taxes                       13,294
NET EARNINGS (LOSS) $ 20,162  $ 18,168 $ 63,738  $  (70,421)
Earnings (loss) per share:
Before cumulative effect
of accounting changes   $0.26   $0.23       $0.83      $0.74
Cumulative effect of
accounting changes                                    (1.66)
NET EARNINGS (LOSS)
 PER SHARE             $0.26    $0.23       $0.83    $(0.92)

See notes to financial statements






                                                  FORM 10-Q

STATEMENTS OF CASH FLOWS (Unaudited)
GEO. A. HORMEL & COMPANY
                                           Nine Months Ended
                                      July 30,      July 31,
                                        1994            1993
                                     (Thousands of Dollars )
OPERATING ACTIVITIES
Net earnings (loss)                 $  63,738      ($70,421)
Adjustments to reconcile to net cash
provided by operating activities:
Depreciation                           24,056         22,455
Amortization of intangibles             2,025          1,330
Cumulative effect of accounting change:
Accounting for postretirement benefits,
net of tax                                           140,823
  Accounting for income taxes                       (13,294)
Provision for deferred income taxes       773       ( 4,801)
      (Gain) loss on sales of property,
        plant and equipment             (375)       (    29)
  Changes in operating assets and
    liabilities:
       Decrease (increase) in Notes Receivable (18,000) Decrease (increase) in accounts
        receivable                      27,663        17,907
       Decrease (increase) in inventories
        and prepaid expenses          ( 1,050)      (39,220)
      Increase (decrease) in accounts
        payable and other liabilities (18,683)      ( 4,221)
NET CASH PROVIDED BY OPERATING ACTIVITIES  98,147     32,529
INVESTING ACTIVITIES
Purchase of short term
 marketable securities                    246
Acquisitions of businesses                          (33,791)
Purchases of property, plant and
equipment                             (47,857)      (48,975)
Proceeds from sales of property,
plant and equipment                        998           555
Decrease in investments
and other assets                         2,806         7,655
NET CASH USED IN INVESTING ACTIVITIES (43,807)      (74,556)
FINANCING ACTIVITIES
  Principal payments on long-term debt              (   341)
  Dividends paid on Common Stock      (27,598)      (23,782)
  Other                               ( 1,827)      ( 5,229)
NET CASH USED IN FINANCING ACTIVITIES (29,425)      (29,352)
    INCREASE (DECREASE) IN CASH AND
          CASH EQUIVALENTS             24,915       (71,379)
Cash and Cash Equivalents at
 at beginning of year                 157,558       225,539
 CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                    $182,473      $154,160
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

NOTE B

The results of operations for the nine month periods ended
July 30, 1994 and July 31, 1993, are not necessarily
4
indicative of the results to be expected for the full year.

NOTE C

Fiscal 1993 has been restated to reflect the adoption of SFAS No. 106 and SFAS No. 109 effective as of the beginning of fiscal 1993.

                                                  FORM 10-Q
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GEO. A. HORMEL & COMPANY
RESULTS OF OPERATIONS
Net earnings in the third quarter increased 11 percent to $20,162,000 from $18,168,000 during the same quarter of 1993. Sales dollars increased 9.3 percent to $741,144,000 from $677,835,000 one year ago. Sales tonnage volume increased 14.1 percent in the third quarter compared to last year. A portion of this increase was due to FDL Foods, Inc. of Dubuque, Iowa, closing their pork slaughter and cut operation in Rochelle, Illinois in February 1993. This resulted in reduced product available for sale by Dubuque Foods, Inc. (formerly FDL Marketing, Inc.) a wholly owned subsidiary of Hormel.

The FDL Foods operations in Rochelle were purchased by Rochelle Foods, Inc., a subsidiary of the Company, in July of 1993. Rochelle Foods reopened the closed pork slaughter and cut operations in August of 1993 and co-packs for both
Hormel and Dubuque Foods.

FDL Foods also sold their brands and trademarks to Dubuque
Foods in July of 1993. FDL Foods currently co-packs product for Dubuque Foods at its Dubuque, Iowa plant.

Earnings for the first nine months of 1994 were $63,738,000 compared to $57,108,000, an 11.6 percent increase over the same period last year. Sales dollars and tonnage volume also showed substantial increases. Net sales dollars increased $187,708,000 to $2,224,331,000 over 1993, while sales tonnage increased 9.8 percent through three quarters of 1994 over the comparable period last year.

The Company's core Hormel business continued to be the major contributor to earnings and sales growth. Of the major subsidiaries Jennie-O Foods, Inc. and Hormel Foods International Corp., which includes a domestic packaging company, Vista International, continue to make substantial contributions to Company results. The performance of Jennie-O is particularly significant given the intense competition in the turkey industry. Dubuque Foods, Inc. and Farm Fresh Catfish Company continue to incur losses as a large portion of their business is tied to commodity priced products. Intense price competition is expected to continue in all meat protein markets throughout the fourth quarter continuing the pressure on margins.

Gross profit for the third quarter and year to date was 21.8 and 22.0 percent of sales respectively compared to 22.5 and
22.3 percent for the same periods last year. The reduction in margins for the quarter and year to-date is a result of the increase in commodity sales of fresh pork due to the reopening of the Rochelle kill and cut operations and subsequent increases in pork supplies.
                                                  FORM 10-Q
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GEO. A. HORMEL & COMPANY

RESULTS OF OPERATIONS  (continued)
Expenses as a percent of sales decreased slightly for the quarter and year to date to 17.5 and 17.5 percent from 18.3 and 18.0 respectively in 1993. This was due to the effect of the increased sales on the fixed expense categories.
During the third quarter the closed distribution center at Charlotte, North Carolina was sold for a small gain. No facilities were sold in 1993.

The relationship of changes in depreciation and plant and equipment additions returned to more normal levels when comparing 1994 and 1993 totals. The comparison of 1993 and 1992 totals for depreciation and amortization and asset additions was distorted due to equipment purchased with the construction of the Austin, Minnesota plant becoming fully depreciated in the eleventh period of 1992.

The effective tax rate for the quarter and first nine months was 39.0 and 38.7 percent compared to 38.9 and 37.5 percent last year.

Advertising expenses for the quarter and to date were $45,423,000 and $137,759,000 compared to $44,076,000 and
$125,419,000 for the comparable periods in 1993.

Advertising expenditures continue to support the Company's mature products and brands, as well as the promotion of new products such as HOUSE OF TSANG TAKE OUT meals and JENNIE-O
NATURAL CHOICE brand premium turkey products.

                                                  FORM 10-Q

FINANCIAL CONDITION
Ratio comparisons presented below as of the end of the third quarter reflect the continued strong financial condition of the Company:
                                    End of 3rd Quarter
                                   1994           1993

Liquidity Ratios
  Current ratio                      2.8            3.0
  Receivables turnover              14.5           15.0
  Days sales in receivables         23.5 days      23.1 days
  Inventory turnover                11.0           10.2
  Days sales in inventory           33.4 days      39.1
days*

Leverage Ratio
  Long-term debt to equity           1.0%           1.4%*

Operating Ratios
  Pre-tax profit to net worth       23.6%          20.5%*
  Pre-tax profit to total assets    12.6%          12.6%*

* Results reflect restatement for effect of accounting changes.
Changes during the third quarter of 1994 in current asset and liability balances followed normal seasonal patterns.
In 1993 cash and short term marketable securities decreased due to the purchase of the Rochelle, Illinois plant from FDL Foods, and the brands and trademarks of FDL Foods by two company subsidiaries, Rochelle, Foods, Inc. and Dubuque Foods, Inc. respectively. Also in 1993 the Company purchased the Herb-Ox brand line of bouillon and dried soup mixes from Reckett and Colman.

During the third quarter of 1994, the Company announced its intention to purchase most of Nalley's Fine Foods Division, and Nalley's Canada Limited, consumer foods businesses currently owned by Curtice-Burns, Inc. of Rochester, New York. Completion of the acquisition is contingent upon the purchase of Curtice-Burns, Inc., by Dean Foods Company, and the negotiation of definitive agreements between the Company and Dean Foods, and obtaining necessary government approvals. It now appears that Curtice-Burns will be sold to someone other than Dean Foods which would prevent the transaction from going forward as planned.

During the fourth quarter the Company will complete the purchase of American Institutional Products, Inc. (AIP), which manufactures and distributes a line of instant food thickeners and prepackaged food products for the health care industry.

                                                  FORM 10-Q

FINANCIAL CONDITION

Major sales campaigns started toward the end of the third quarter should result in inventory decreasing and accounts receivable increasing at year end.

The Company continues to invest excess funds in short term marketable securities as it examines possible acquisitions and investments that meet its long-term operating goals and have required growth and profit potential.

Investment in plant and equipment continues to emphasize productivity gains and improved ergonomics and safety for our employees.

The Company's long-term debt consists of Industrial Revenue Bonds of varying maturities. Significant borrowing capacity is available to the Company to take advantage of any business opportunity that may arise through acquisition or internal expansion.
                                                   FORM 10-Q

PART II - OTHER INFORMATION


Item 4.  Results of Votes of Security Holders.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

     June 10, 1994: The Company announced it is seeking to purchase most of the consumer foods businesses comprising Nalley's Fine Foods Division and Nalley's Canada Limited, currently owned by Curtice-Burns, Inc., Rochester, New York. The purchase of Nalley's by the Company is subject to the prior acquisition of Curtice-Burns by Dean Foods Company, Franklin Park, Illinois.


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