Form 10-Q/A
period 1995-01-20
HORMEL GEO A & CO
filed 1995-01-23
CIK 48465

SECURITIES AND EXCHANGE COMMISSION


Washington, D. C. 20549

________________________

AMENDMENT TO APPLICATION OR REPORT

Filed pursuant to Section 12, 13 or 15(d) of

THE SECURITIES EXCHANGE ACT OF 1934
     Commission File Number 1-2402

GEO. A. HORMEL & COMPANY
(Exact name of registrant as specified in charter)

1 Hormel Place
Austin, Minnesota 55912-3680

Telephone - (507) 437-5737

10Q/A AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report for the quarter ended July 29, 1994 as set forth in the pages attached hereto.

PART II - OTHER INFORMATION

     Insert new page 11 which adds Exhibit 27, Financial
Data Schedule, required for electronic filers, to Part II,
Item 6. Exhibits and Reports on Form 8K.


                              Geo. A. Hormel & Company
                                     (Registrant)



Date:                         By:
                                  D. J. Hodapp
                                  Executive Vice President
                                  and Chief Financial
Officer


                                                   FORM 10-Q
                                                 AMENDMENT 1

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

     Exhibit 27 - Financial Data Schedule.



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