Form 10-K
HORMEL GEO A & CO
filed 1995-01-27
CIK 48465

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15
(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 29, 1994,   Commission
File No. 1-2402

                         GEO A. HORMEL & COMPANY
             (Exact name of registrant as specified in its charter)

          Delaware                                    41-
0319970
(State or other Jurisdiction of                   (I.R.S.
Employer
 Incorporation or organization)
Identification No.)
                         1 Hormel Place
                         Austin, Minnesota
55912-3680
          (Address of principal executive offices)     (zip
Code)

Registrant's telephone number, including area code  (507)
437-5737

Securities registered pursuant to Section 12 (b) of the Act:

                                                  Name of
Each Exchange on
     Title of Each Class                               Which
Registered

Common Stock, $.1172 Par Value                    New York
Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:

                                   None
                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the aggregate market value of the voting stock held by non- affiliates of the registrant as of December 1, 1994.

     Common Stock-- $1,076,060,436

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date covered by this report.


     Common Stock, $.1172 Par Value--76,700,180 shares at
December 1, 1994
     Common Stock Non-Voting, $.01 Par Value--0 shares at
December 1, 1994

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Stockholders' Report for the year ended October 29,
1994, are incorporated by reference into Part II and included as a separate section in the electronic filing to the SEC.

Portions of the proxy statement for the Annual Meeting of the Stockholders to be held January 31, 1995, are incorporated by reference into
Part II and included as
a separate section in the electronic filing to the SEC.
                                             PART I
   Item 1.  BUSINESS

     General Development of Business

       (a)  Geo. A. Hormel & Company, a Delaware
corporation, was founded by
            George A. Hormel in 1891 in Austin, Minnesota.
The Company
            started as a processor of meat and food products and continues in this line of business. The parent company operating under the trade name Hormel Foods Corporation is primarily engaged in the production of a variety of meat and food products and the
            marketing of those products throughout the United States.
            Although pork remains the major raw material for Hormel products, the Company has been emphasizing for several years the manufacture and distribution of branded, consumer packaged items rather than the commodity fresh meat business closely associated with the industry in the past. The emphasis of new product introductions the past few years has been in shelf stable, microwaveable entrees such as Top Shelf, Kid's Kitchen and Micro-Cup single-serving entrees, a variety of branded turkey products produced and sold under the Jennie-O label, and ethnic foods such as the Chi-Chi's line of Mexican foods and House of Tsang oriental sauces and food products.

            The Company's larger subsidiaries include
Jennie-O Foods, Inc.;
            Dubuque Foods, Inc.; Farm Fresh Catfish Company and Hormel Foods
            International Corporation.  Jennie-O, a Willmar,
Minnesota based
            turkey processor, was acquired in December 1986.
Jennie-O markets
            its products nationwide through its own sales force and brokers, providing the Company with a significant presence in this
            important, fast growing segment of the industry.

            Dubuque Foods, Inc. formerly called FDL
Marketing was formed in
            1985 to be the exclusive marketer of the production of FDL Foods,
            Inc., a Dubuque, Iowa, meat packer.  In July of
1993, the Company
            acquired through two subsidiaries, Dubuque
Foods, Inc. and
            Rochelle Foods, Inc., a portion of the assets of FDL Foods.
            Dubuque Foods acquired the brands and
trademarks, and Rochelle
            Foods, Inc. acquired the operations at Rochelle, Illinois of FDL
            Foods. FDL Foods has a co-packing agreement to produce product for Dubuque Foods, Inc. with the acquired brands and trademarks.

            Farm Fresh Catfish Company, acquired in 1983, competes in another growing segment of the food industry.  Farm
Fresh raises,
            slaughters and distributes farm raised catfish primarily in the southeastern section of the United States through a network of brokers.

            The Company markets its products internationally through Hormel
            Foods International Corporation.  Hormel Foods
International has
            a domestic subsidiary, Vista International
Packaging,Inc., which
            imports, customizes, and distributes, a variety of natural and artificial casings for the meat and food processing industry.






                                        -2-
   Item 1.  BUSINESS--Continued


            The Company has not been involved in any bankruptcy, receivership or similar proceedings during its history.
Substantially all of
            the assets of the Company have been acquired in the ordinary course of business.

            The Company had no significant change in the type of products produced or services rendered, nor in the markets or methods of distribution since the beginning of the fiscal year.


     Industry Segment

       (b) Hormel Foods Corporation is engaged in a single industry segment
            "meat and food processing". The meat and food processing
            industry is very competitive with respect to price, marketing and customer service.  In addition to meat
processing firms, the
            Company competes with consumer packaged food manufacturers as well as seafood, poultry and vegetable protein processors.


     Description of Business

       (c) The principal products of the Company are meat and food products which are sold fresh, frozen, cured, smoked, cooked and canned.

            The percentage of total revenues contributed by classes of similar products for the last three fiscal years of the Company are as follows:

                                                Year Ended
                                         October  October
October
                                         29,1994  30,1993
31,1992

                Meat Products              57.3%    57.0%
58.7%
                Prepared Foods             26.0     26.9
27.7
                Poultry, Fish, Other       16.7     16.1
13.6

                                          100.0%   100.0%
100.0%

            Meat Products includes fresh meats, sausages, hams, wieners and bacon. Prepared Foods products include canned luncheon meats, shelf stable microwaveable entrees, stews, chilies, hash, meat spreads and frozen processed products. Jennie-O turkey and Farm
            Fresh catfish products are included in the Poultry, Fish and
            Other category.

            Hormel Foods has numerous trademarks and patents which are important to the Company's business. Some of the trademarks are registered and some are not.  The more




                                        -3-


   Item 1.  BUSINESS--Continued

            significant trademarks are:  HORMEL, BLACK
LABEL, BY GEORGE, CURE
            81, CUREMASTER, DI LUSSO, DINTY MOORE, FRANK 'N
STUFF, HOMELAND,
            LAYOUT PACK, LIGHT & LEAN, LIGHT & LEAN 97,
LITTLE SIZZLERS, MARY
            KITCHEN, RANGE BRAND, ROSA GRANDE, SANDWICH
MAKER, SPAM,
            WRANGLERS, TOP SHELF, JENNIE-O, FARM FRESH,
KID'S KITCHEN, FAST
            'N EASY, DUBUQUE, QUICK MEAL, and OLD
SMOKEHOUSE.  The Company
            holds 19 foreign and 23 U. S. patents.

            The Company for the past several years has been concentrating on processed, consumer branded products with year round demand to minimize the seasonal variation experienced with commodity type products. Pork continues to be the primary raw material for
            Company products and although live pork
producers are moving
            toward larger and year round confinement operations, there is still a seasonal variation in the supply of fresh pork materials.
            The expanding line of processed items has reduced but not
            eliminated the sensitivity of Company results to raw material supply and price fluctuations.

            Quarterly results for fiscal 1994 and 1993 are reported on page
            50, Note J to the financial statements in the Annual Report to
            Stockholders for 1994.

            On October 29, 1994, the Company had unused lines of credit of
            $10,000,000. A fee is paid for the availability of fixed credit lines. The parent company has no long-term debt except for
            Industrial Revenue Bonds with varying maturities and a $5,000,000 loan used for an investment in an affordable housing project.
            There was no commercial paper outstanding at the end of fiscal
            1994. Financial resources and anticipated funds from operations are considered adequate to meet normal operating cash
            requirements in 1995.

            The Company has no customers, the loss of which, would have a significant effect on the Company's business.
During fiscal year
            1994, no customer accounted for more than 6.5% of sales. Backlog orders are not significant due to the perishable nature of a large portion of the products and orders are accepted and shipped on a current basis.

            The Company continues to develop and introduce new products each year. No new product in 1994 required a material investment of
            Company assets. Improving and developing new products is the responsibility of task forces including
personnel from
            operations, marketing, administration,
engineering, and research
            and development. Research and development expenditures for fiscal 1994, 1993, and 1992, respectively, were $7,742,973,
            $6,904,764, and $5,780,399.  There are 29
professional employees
            engaged in full time research, 11 in the area of improving existing products and 18 in developing new products.

            As of October 29, 1994, the Company had over
9,500 active
            employees.



                                        -4-
   Item 1.  BUSINESS--Continued

            HORMEL

            Livestock slaughtered by the parent company is purchased by
            Company buyers, commission dealers, sale barns and terminal markets located principally in Minnesota, Iowa, Nebraska and
            South Dakota. The level of pork production in the United States has an impact on Hormel's operations. Any significant decrease in the supply of pork has an adverse effect because of higher costs and lower margins coupled with an under-utilization of
            Company facilities. A significant increase in the supply of pork normally results in lower costs and higher margins. The live pork industry, to minimize the supply variations which also impact this profitability, is rapidly moving to very large, vertically integrated, year round confinement operations. The
            Company, as well as its major competitors is analyzing options that will allow it to maximize the benefits of reduced volatility in the supply of fresh pork.

            Products under the Hormel label are sold in all 50 states by the parent Company.  Products are sold by
approximately 605
            salespeople operating in assigned territories coordinated from district sales offices located in most of the larger United
            States cities, and by approximately 485 brokers and distributors.
            Distribution of products to customers is by common carrier.

            The parent Company has a plant at Fremont, Nebraska, that
            slaughters livestock for processing. The slaughter facilities at the Austin, Minnesota plant are leased to Quality Pork Processors of Dallas, Texas under a custom slaughter arrangement with the
            Company. A subsidiary, Rochelle Foods, Inc.,
Rochelle, Illinois,
            also provides the Company with needed raw materials and product through its pork slaughter and processing operation.

            Facilities that produce manufactured items are located in Algona,
            Iowa; Austin, Minnesota; Beloit, Wisconsin;
Aurora, Illinois;
            Davenport, Iowa; Fremont, Nebraska; Houston,
Texas; Knoxville,
            Iowa; Oklahoma City, Oklahoma; Stockton,
California; Tucker,
            Georgia; and Wichita, Kansas.  Custom
manufacturing for Hormel is
            performed by several companies including
Owatonna Canning
            Company, Owatonna, Minnesota; Lakeside Packing
Company,
            Plainview, Minnesota; and Western Steer Mom and
Pops of
            Claremont, North Carolina.

            JENNIE-O FOODS

            Jennie-O Foods, Inc., a Willmar, Minnesota, based turkey
            processor, has turkey raising, slaughter and processing
            operations at various locations within
Minnesota.  Jennie-O
            contracts with turkey growers to supplement the turkeys it raises to meet its raw material requirements for whole birds and
            processed turkey products. A major multi-year expansion program was completed in 1991, significantly increasing slaughter and processing capacity at the Willmar locations and moderately increasing Jennie-O's turkey raising capacity.

            Capacity was further increased in 1992 when
Jennie-O contracted
            with West Central Turkeys, Inc. of Pelican
Rapids, Minnesota, to
            co-pack whole birds and processed turkey products. West Central
            Turkeys, Inc. began an expansion of the Pelican
Rapids facility
            in 1994 due to the increased demand for capacity by Jennie-O.
            Jennie-O has an option to purchase the assets of West Central
            Turkeys.


            HORMEL FOODS INTERNATIONAL

            Hormel Foods International markets the Company's products in international areas including the Philippines,
Japan and various
            European countries. The Company, through Hormel
Foods
            International, has licensed certain companies to manufacture SPAM luncheon meat overseas on a royalty basis, principally: Newforge
            Foods Limited in Great Britain, and K. R.
Darling Downs in
            Australia. Hormel Foods International owns a domestic
            corporation, Vista International Packaging,
Inc., a food
            packaging company located in Kenosha, Wisconsin, and Hormel FSC,
            Inc., a foreign sales corporation, which engages in export related activities.  In 1994, Hormel Foods
International opened
            offices in Mexico and Hong Kong to increase the sales and
            marketing support in these geographical areas of the
            international marketplace.

            FARM FRESH CATFISH

            Farm Fresh Catfish company continues to operate slaughter and processing plants in Arkansas and Mississippi.
Live fish are
            purchased from independent growers to supplement the supply provided by its own farms in Arkansas and Mississippi. The catfish business continues to be a very
competitive commodity
            oriented market segment.  During 1994, Farm
Fresh wrote down its
            live fish inventory which had a negative impact on its operating results.

            DUBUQUE FOODS, INC.

            Dubuque Foods, Inc., formerly called FDL
Marketing, Inc.,
            purchased the brands and trademarks of FDL
Foods, Inc., Dubuque,
            Iowa, in July of 1993. FDL Foods will produce product to Dubuque
            Foods' specifications at its Dubuque, Iowa plant under a five year co-packing agreement with Dubuque Foods.
FDL Foods also
            sold its Rochelle, Illinois slaughter and processing operations to Rochelle Foods, Inc., a sister subsidiary of Dubuque Foods.
            Rochelle Foods will also produce product for Dubuque Foods under a co-packing arrangement, however, following a transition period, it will primarily produce product for Hormel
Foods under the
            Hormel trademark.

          Executive Officers of the Registrant

          (d).

Year

Which First

Elected
             Name                        Office
Age   Officer

          Joel W. Johnson         President
51       1991
                                    & Chief Executive
Officer

          Don J. Hodapp           Executive Vice President
56       1969
                                    & Chief Financial
Officer

          Gary J. Ray             Executive Vice President
48       1988

          James W. Cole           Group Vice President,
60       1990
                                    Foodservice

          David N. Dickson        Group Vice President,
51       1989
                                    International,
                                    Planning and Development

          Stanley E. Kerber       Group Vice President,
56       1977
                                    Meat Products

          Robert F. Patterson     Group Vice President,
54       1984
                                    Prepared Foods

          Eric A. Brown           Senior Vice President,
48       1987
                                    Meat Products

          Richard W. Schlange     Vice President and
59       1969
                                    Controller

          Mahlon C. Schneider     Vice President and
55       1990
                                    General Counsel

          Robert J. Thatcher      Vice President and
64       1968
                                    Treasurer

          Forrest D. Dryden       Vice President, Research
51       1987
                                    & Development

          Jerry C. Figenskau      Vice President,
54       1994
                                    Specialty Products

          James A. Jorgenson      Vice President,
49       1990
                                    Human Resources

          Marvin F. Moes          Vice President,
59       1983
                                    Frozen Foods Division

          Gary C. Paxton          Vice President,
49       1992
                                    Manufacturing

Year

Which First

Elected
             Name                        Office
Age   Officer

          Ronald E. Plath         Vice President, Hormel
60       1989
                                    and President Hormel
                                    Foods International
Corp.

          Don L. Pohlman          Vice President,
58       1988
                                    Foodservice Sales

          Kenneth P. Regner       Vice President,
57       1989
                                    Engineering

          James N. Rieth          Vice President, Hormel
54       1981
                                    and President
                                    Jennie-O Foods, Inc.

          Robert A. Slavik        Vice President,
49       1993
                                    Meat Products Sales

          Robert G. Wells         Vice President, Pork,
58       1982
                                    Provisions and
                                    Refineries

          Thomas J. Leake         Corporate Secretary
49       1990


               No family relationship exists among the
executive officers.

               All of the above executive officers have been employed by the
               Registrant in an officer capacity for more than the past five years except  Mr. James W. Cole, President and
Chief Operating Officer of
               Farm Fresh Catfish Company until July 4, 1988 when he was appointed
               President, FDL Marketing, Inc., on November
21, 1988 he was appointed
               Chairman, President and Chief Executive
Officer of FDL Marketing until
               being elected Group Vice President
Foodservice Group on August 27,
               1990; Mr. Mahlon C. Schneider, employed
December 11, 1989 as Senior
               Attorney until being appointed Assistant
General Counsel on January
               29, 1990, on November 19, 1990 he was elected
Vice President and
               General Counsel; Mr. James A. Jorgenson,
General Manager of the
               Fremont plant until August 31, 1987 when he became General Manager of the Austin plant, on November 19, 1990 he was elected Vice President,
               Manufacturing, and on December 30, 1991, he was elected Vice
               President, Human Resources; Mr. Joel W.
Johnson, Executive




                                             -8-
     Item 1.  BUSINESS--Continued

              Vice President and General Manager of Oscar
Mayer Foods until being
              employed by the Company as Executive Vice
President, Sales and
              Marketing on June 27, 1991, on July 27, 1992 he was elected President of the Company, and on September 30, 1993, he was elected to the additional post of Chief Executive Officer;
Mr. Gary Paxton, Director
              Sausage Production until November 19, 1990 when he was named Plant
              Manager of the Austin Plant, on January 28,
1992 he was elected Vice
              President, Manufacturing; Mr. Robert A.
Slavik, Director Meat
              Products Sales until January 26, 1993 when he was elected Vice
              President, Meat Products Sales; Mr. Jerry C.
Figenskau, Director of
              Marketing Services until December 30, 1991 when he was named Director
              Specialty Products, on January 24, 1994 he was elected Vice
              President, Specialty Products.

              The executive officers are elected annually by the Board of Directors at the first meeting following the Annual
Meeting of Stockholders.
              Vacancies may be filled and additional
officers elected at any
              regular or special meeting.

     Item 2.  PROPERTIES
                                       Approximate
                                       Floor Space
                                      (Square Feet)  Owned
or  Expiration
              Location                 Unless Noted   Leased
Date

              Hormel Foods Corporation

              Slaughtering and
              Processing Plants

                Austin, Minnesota
                  Slaughter               212,000      Owned
Leased Out
                  Processing              912,000      Owned

                Fremont, Nebraska         534,000      Owned

                Rochelle, Illinois        425,000      Owned
                 (Rochelle Foods, Inc.)

              Processing Plants

                Algona, Iowa                 152,000   Owned
                Austin, Minnesota Annex       82,000   Owned
                Beloit, Wisconsin            338,000   Owned
                Davenport, Iowa              117,000   Owned
                Houston, Texas                93,000   Owned
                Knoxville, Iowa              130,000   Owned
                Oklahoma City, Oklahoma       56,000   Owned
                Ottumwa, Iowa                135,000   Owned
Closed
                Stockton, California         139,000   Owned
                Tucker, Georgia              259,000   Owned
                Wichita, Kansas               75,000   Owned
                 (Dold Foods, Inc.)
                Long Prairie, Minnesota       78,000   Owned
                 (Dan's Prize, Inc.)
                Aurora, Illinois              70,000
Leased  January 1998
                 (Creative Contract Packaging Corp.)
                Aurora, Illinois              70,000
Leased
                 (Herb-Ox Plant)

              Research and Development
              Center

                Austin, Minnesota             56,000   Owned

              Corporate Offices

                Austin, Minnesota            119,000   Owned

              Jennie-O Foods, Inc.

                Willmar, Minnesota
                 Airport Plant location      282,000   Owned
                Willmar, Minnesota
                 Benson Ave. Plant            79,000   Owned
                Melrose, Minnesota Plant     119,000   Owned
                 Turkey farms - acres          7,600   Owned
                Henning, Minnesota             5,200   Owned
                 Feed Mill
                Atwater, Minnesota            14,000   Owned
                 Feed Mill
              Farm Fresh Catfish, Inc.

                Hollandale, Mississippi
                  Plant                       50,000   Owned
                Lake Village, Arkansas Plant  21,000   Owned
                Fish farms - water acres       4,700
Leased  Various

              Vista International Packaging, Inc.

                Kenosha, Wisconsin Plant      61,000   Owned

              Algona Food Equipment Company (AFECO)

                Algona, Iowa Plant           45,000   Owned

              The Company has started major expansion or renovation projects at the Fremont, Nebraska plant, and the
Davenport, Iowa plant.

              The Company believes its operating facilities are well maintained and suitable for current production volumes, and after the completion of the expansion and renovation projects, for all volumes which are anticipated in the
foreseeable future. During
              1994 the Company established a reserve for a probable loss on disposition of the remaining facility at Ottumwa, Iowa, which is closed and available for sale.

     Item 3.  LEGAL PROCEEDINGS

              The Company, its wholly-owned subsidiary Farm
Fresh Catfish
              Company, and Farm Fresh Catfish Company's principal competitors are defendants in a civil class action suit in the United States
              District Court for the Northern District of
Mississippi, Delta
              Division, filed on February 7, 1992, on behalf of all purchasers of catfish products in the United States 1980-
1990.  The suit
              alleges a conspiracy by the defendants to fix prices of all farm-
              raised catfish products in violation of the antitrust laws, and demands unspecified monetary damages, costs of suit, and
              attorneys' fees. Management believes the plaintiffs' claim will be a very large amount. Any damages awarded would be trebled in accordance with the antitrust laws. Similar suits have been pending in California and Alabama state courts since 1992 as well.

              Management believes that plaintiffs' claims in each suit are without merit and intends to vigorously defend against each allegation. While the outcome of commercial litigation cannot be predicted with certainty, management believes that the ultimate resolution of this matter will not have a material effect on the
              Company's consolidated financial condition.

     Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

              No matters were submitted to stockholders during the fourth quarter of the 1994 fiscal year.

                                        PART II


     Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
RELATED
              STOCKHOLDER MATTERS

              Information about Common Stock market prices, dividends,
              principal market of trade and number of
stockholders on
              pages 37 and 38 of the Annual Stockholders'
Report for the year
              ended October 29, 1994, is incorporated herein by reference.
              The Company's Common Stock has been listed on the New York
              Stock Exchange since January 16, 1990.

     Item 6.  SELECTED FINANCIAL DATA

              Selected Financial Data for the ten years ended October 29,
              1994, on pages 40 and 41 of the Annual
Stockholders' Report for
              the year ended October 29, 1994, is
incorporated herein by
              reference.

     Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL
              CONDITION AND RESULTS OF OPERATION

              Management's Discussion and Analysis of
Financial Condition and
              Results of Operations on pages 52 and 53 of the Annual
              Stockholders' Report for the year ended
October 29, 1994, is
              incorporated herein by reference.

     Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              Consolidated Financial Statements, including unaudited
              quarterly data, on pages 42 through 50 and Report of
              Independent Auditors on page 51 of the Annual
Stockholders'
              Report for the year ended October 29, 1994 are incorporated herein by reference.

     Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

              None.

                                   PART III


    Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
REGISTRANT

              Information under "Election of Directors", contained on
              pages 3 through 6 of the definitive proxy statement for the
              Annual Meeting of Stockholders to be held
January 31, 1995,
              is incorporated herein by reference.

              Information concerning Executive Officers is set forth in
              Item 1(d) of Part I pursuant to Instruction 3,
Paragraph (b)
              of Item 401 of Regulation S-K.

    Item 11.  EXECUTIVE COMPENSATION

              Information for the year ended October 29, 1994, under
              "Executive Compensation" on pages 8 through 13 and
              "Compensation of Directors" on page 5 of the definitive proxy statement for the Annual Meeting of
Stockholders to be
              held January 31, 1995, is incorporated herein by reference.

    Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

              Ownership of securities of the Company by certain beneficial owners and management for the year ended
October 29, 1994, as
              set forth on pages 6 through 8 of the
definitive proxy
              statement for the Annual Meeting of
Stockholders to be held
              January 31, 1995, is incorporated herein by reference.

    Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              Information under "Other Information Relating to Directors,
              Nominees, and Executive Officers" for the year ended
              October 29, 1994, as set forth on pages 14 and 15 of the
              definitive proxy statement for the Annual
Meeting of
              Stockholders to be held January 31, 1995, is incorporated herein by reference.

                                   PART IV


    Item 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

              AND REPORTS ON FORM 8-K

              (a)   (1) and (2)--The response to this
portion of Item 14 is
                    submitted as a separate section of this
report.

                    (3) --List of Exhibits--The response to
this portion of
                    Item 14 is submitted as a separate
section of this
                    report.

              (c)   The response to this portion of Item 14
is submitted as
                    separate section of this report.

              (d)   The response to this portion of Item 14
is submitted as
                    separate section of this report.

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
     Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         GE0. A. HORMEL & COMPANY


     By  /s/ Joel W. Johnson
1/27/95
       Joel W. Johnson, President,
Date
       and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange
Act of 1934,
     this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:




     /s/ Richard L. Knowlton       1/27/95   Chairman of the
Board
     Richard L. Knowlton             Date    and Director




                                             President,Chief
Executive
     /s/Joel W. Johnson            1/27/95   Officer and
Director
     Joel W. Johnson                 Date    (Principal
Executive Officer)



                                             Executive Vice
President
                                             & Chief
Financial Officer
                                             and Director
     /s/ Don J. Hodapp             1/27/95   Principal
Financial and
     Don J. Hodapp                   Date     Accounting
Officer)



     /s/ Gary J. Ray               1/27/95   Executive Vice
President
     Gary J. Ray                     Date    and Director



     /s/ James W. Cole             1/27/95   Group Vice
President
     James W. Cole                   Date    Foodservice and
Director



                                             Group Vice
President
                                             International,
     /s/ David N. Dickson          1/27/95   Planning &
Development
     David N. Dickson                Date    and Director



     /s/ Stanley E. Kerber         1/27/95   Group Vice
President Meat
     Stanley E. Kerber               Date    Products and
Director



                                             Group Vice
President
     /s/ Robert F. Patterson       1/27/95   Prepared Foods
     Robert F. Patterson             Date    and Director

     /s/ John W. Allen             1/27/95   Director
     John W. Allen                   Date



     /s/ William S. Davila         1/27/95   Director
     William S. Davila               Date



     /s/ Luella G. Goldberg        1/27/95   Director
     Luella G. Goldberg              Date



     /s/ Geraldine M. Joseph       1/27/95   Director
     Geraldine M. Joseph             Date



     /s/ Earl B. Olson             1/27/95   Director
     Earl B. Olson                   Date



     /s/ Ray V. Rose               1/27/95   Director
     Ray V. Rose                     Date



     /s/ Dr. Robert R. Waller      1/27/95   Director
     Dr. Robert R. Waller            Date

                                        F-1


















                            ANNUAL REPORT ON FORM 10-K

             ITEM 14 (a) (1), (2), AND (3) AND ITEM 14 (c)
AND (d)

                           LIST OF FINANCIAL STATEMENTS
                         AND FINANCIAL STATEMENT SCHEDULES

                          FINANCIAL STATEMENT SCHEDULES

                                LIST OF EXHIBITS

                           YEAR ENDED OCTOBER 29, 1994

                             GEO. A. HORMEL & COMPANY

                                 Austin, Minnesota



                                         F-2




     Item 14(a) (1), (2) and (3) and Item 14 (c) and (d)

     LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
SCHEDULES

     GEO. A. HORMEL & COMPANY

     October 29, 1994


     The following consolidated financial statements of Hormel Foods Corporation included in the Annual Report of the Registrant to its stockholders for the year ended October 29, 1994, are incorporated herein by reference in Item 8 of Part
     II of this report:

     Consolidated Statements of Financial Position--October
29, 1994,

     Consolidated Statements of Operations--Years Ended
October 29, 1994,
          October 30, 1993 and October 31, 1992.

     Consolidated Statements of Changes in Stockholders'
Investment--Years
          Ended October 29, 1994, October 30, 1993, and
October 31, 1992

     Consolidated Statements of Cash Flows--Years Ended
October 29, 1994,
          October 30, 1993 and October 31, 1992

     Notes to Financial Statements--October 29, 1994

     Report of Independent Auditors

     The following consolidated financial statement schedules of HOrmel Foods
     Corporation required pursuant to Item 14(d) are submitted herewith:

       Schedule II  Valuation and Qualifying Accounts and
Reserves..F-3


     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange
Commission are
     not required under the related instructions or are inapplicable, and therefore have been omitted.

     FINANCIAL STATEMENTS AND SCHEDULES OMITTED

     Condensed parent company financial statements of the registrant are omitted pursuant to Rule 5-04(c) of Article 5 of Regulation S-X.



                              LIST OF EXHIBITS

                          GEO. A. HORMEL & COMPANY





       Number       Description of Document

     * (3) A-1      Certification of Incorporation as
amended to date.
                    (filed as Exhibit 3A-1 to Annual Report
on Form 10-K
                    for fiscal year ended October 27, 1990.)

     * (3) B-1      By-laws as amended to date (filed as
Exhibit 3B-1 to
                    Annual Report on Form 10-K for fiscal
year ended
                    October 30, 1993.)

       (4)          Pursuant to Item 601(b)(4)(iii)(A) of
Regulation S-K,
                    copies of instruments defining the
rights of holders
                    of long-term debt are not filed.  The
Company agrees
                    to furnish a copy thereof to the
Securities and Exchange
                    Commission upon request.

       (9)          None.

       (10)         None.

       (11)         None.

       (12)         None.

     **(13)         Pages 37 through 54 of the Annual Report
to Stockholders
                    for fiscal year ended October 29, 1994.

       (18)         None.

       (19)         None.

       (22)         None.

     **(23)         Consent of Independent Auditors.

       (24)         None.

       (25)         None.

     **(27)         Financial Data Schedule

       (28)         None.

     * Document has previously been filed with the Securities and Exchange
        Commission and is incorporated herein by reference.

     ** These Exhibits transmitted via EDGAR.




EXHIBIT 23






CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference to this Annual
Report (Form 10K) of Hormel Foods Corporation of our report dated November 22, 1994, included in the 1994 Annual Report to Stockholders of Hormel Foods
Corporation.

Our audits also included the financial statement schedule of Hormel Foods Corporation listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in Post-Effective Amendment Number 2 to Registration Statement Number 33-14614 on Form S-8 dated December 6, 1988, in Registration Statement Number 33-14615 on Form
S-8 dated May 20, 1987, in Post-Effective Amendment Number 1 to Registration Number 33-29053 dated January 26, 1990, in Registration Statement Number 33-43246 on Form S-8 dated October 9, 1991, and in Registration
Statement Number 33-45408 on Form S-8 dated January 30, 1992 of our report dated November 22, 1994, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this annual Report (Form 10-
K) of Hormel Foods Corporation.



                              /s/ ERNST & YOUNG LLP



Minneapolis, Minnesota
January 27, 1995


F-3

                   SCHEDULE II--VALUATION AND QUALIFYING
ACCOUNTS AND RESERVES

                                      HORMEL FOODS
CORPORATION

                                       (Dollars in
Thousands)

COL. A                       |   COL. B    |            COL.
C           |    COL. D     |   COL. E
                             |             |
Additions         |               |
                             |             |    (1)
(2)     |               |
                             | Balance at  | Charged to
Charged to  |               |  Balance at
                             | Beginning   | Costs and
Other Accounts-|  Deductions-- |    End of
Classification               | of Period   |  Expense
Describe     |    Describe   |    Period
- - ------------------------------------------------------------
- - ------------------------------------------

Valuation reserve deduction
from assets account:

  Fiscal year ended
    October 29, 1994:
      Allowance for
      doubtful accounts

$  0          $  471 (1)       $1,413

(116)(2)

  Fiscal year ended
    October 30, 1993:
      Allowance for
      doubtful accounts
      receivable               $1,375           $912
$ 38 (3)      $1,069 (1)       $1,413

(157)(2)
  Fiscal year ended
    October 31, 1992:
      Allowance for
      doubtful accounts
      receivable               $1,375           $998
$  0          $1,350 (1)       $1,375

(352)(2)

Note (1)-Uncollectible accounts written off.

Note (2)-Recoveries on accounts previously written off.

Note (3)-Reserve on records of Dan's Prize, Inc. at the date consolidated into Hormel Foods Corporation.


Stockholder Information

New and longstanding owners of Hormel Foods Corporation oftentimes have questions regarding stock certificates and duplicate mailings.



Corporate Headquarters

Hormel Foods Corporation
1 Hormel Place
Austin, Minn. 55912-3680
(507) 437-5611



Independent Auditors

Ernst & Young
1400 Pillsbury Center
Minneapolis, Minn. 55402



Stock Listing

New York Stock Exchange

The corporation's daily trading activity, stock price and dividend information can be found in the financial section of most newspapers under the New York Stock Exchange listing "Hormel."



Transfer Agent and Registrar

Norwest Bank Minnesota, N.A.
161 North Concord Exchange
P.O. Box 738
South St. Paul, Minn. 55075

For the convenience of stockholders, Norwest Bank Minnesota, N.A., is providing a toll-free number (1-800-468-9716) that can be used whenever questions arise regarding changes in registered ownership, lost or stolen certificates, address changes or other matters pertaining to the transfer of stock or stockholder records.

Representatives of Norwest Bank Minnesota, N.A., are available to assist stockholders from 8:00 a.m. to 5:00 p.m. (Central standard time) every business day. When requesting information, stockholders must provide their tax identification number, the name(s) in which their stock is registered and their record address.


Dividend Policy

Hormel Foods Corporation's Board of Directors typically declares the payment of a cash dividend each quarter. Since becoming a public company in 1928, Hormel Foods has never failed to make a quarterly dividend - a payout record that now extends to 66 years.



Stockholder Record Data

Usually the third week in January, April, July and October which is approximately 25 days before the payable date.



Dividend Payment Dates

The fifteenth of February, May, August and November. Postal delays may cause receipt dates to vary.



Dividend Reinvestment

Hormel Foods Corporation's Dividend Reinvestment Plan provides stockholders of record a cost-free method of purchasing additional shares of Company stock without paying brokerage commission or other service fees.

Participants in the plan may choose to have all their dividends automatically reinvested, make optional additional cash payments or do both in purchasing shares of Hormel Foods common stock.

All brokerage expenses are paid by Hormel Foods Corporation.
Personal
recordkeeping is simplified by an account statement that is mailed to participants by Norwest Bank Minnesota, N.A., plan administrator, after each investment.

To enroll in the plan or to obtain additional information, contact
Norwest Bank Minnesota, N.A., using the address or telephone number provided with their listing in this section as Company transfer agent and registrar.



Tax Reports on Dividend Income

Hormel Foods Corporation is required to report to the Internal Revenue
Service the total amount of dividends paid to each stockholder during the preceding year on Form 1099. This information is supplied by the transfer agent to the IRS for each stockholder account. This form,


3


which may be used as a convenient reference and record when personal income taxes are filed, is mailed to stockholders after the end of each calendar year.



Reports and Publications

The objective in this 1994 Annual Report is to provide a single, comprehensive document describing the corporation's business and financial results. Additional sources of information about the Company include the following:



Form 10-K Report

Filed annually with the Securities and Exchange Commission, this report is available without charge in January, upon request, to stockholders of record and/or beneficial owners of the Company's common stock.



Form 10-Q

Filed quarterly with the Securities and Exchange Commission, these reports are available in March, June and September.



Notice of Annual Meeting and Proxy Statement

Mailed in January, accompanying the Notice of Annual Meeting and Proxy
Statement, is the proxy card. The proxy card should be signed, dated and returned promptly to ensure all shares are represented at the meeting and voted in accordance with instructions of their holder.



Quarterly Reports

Mailed to each stockholder in February, May, August and November.



Report on Annual Meeting

Mailed to each stockholder in February, shortly after the Annual
Meeting of Stockholders.




4


Duplicate Mailings

Sometimes several accounts are established for an individual stockholder due to variations in name, initials or address.
Stockholders are encouraged to consolidate multiple accounts to avoid duplicate mailings to the same address.

To consolidate multiple accounts, write to Norwest Bank
Minnesota,
N.A., or call their toll-free number. (Use the address and/or telephone number provided with their listing in this section as
Company transfer agent and registrar.) If possible, labels or label information indicating which name(s) are to be deleted should accompany your request. This procedure provides a significant cost reduction in production and mailing of reports and saves stockholders the annoyance of receiving duplicate mail.

This will not in any way affect dividend check mailings.
Each
registered stockholder will continue to receive regular quarterly dividends.



Questions About Hormel Foods

From Stockholders, call or write:

Thomas J. Leake
Corporate Secretary
Hormel Foods Corporation
1 Hormel Place
Austin, Minn. 55912-3680
(507) 437-5669

From Security Analysts, call or write:

Robert J. Thatcher
Vice President and Treasurer
Hormel Foods Corporation
1 Hormel Place
Austin, Minn. 55912-3680
(507) 437-5950

From the Media, call or write:

V. Allan Krejci
Director of Public Relations
Hormel Foods Corporation
1 Hormel Place
Austin, Minn. 55912-3680
(507) 437-5345



Annual Meeting Invitation


5


All Hormel Foods Corporation stockholders are encouraged to attend this year's Annual Meeting. The meeting is held each year on the last
Tuesday in January. The 1995 Annual Meeting will be held
Tuesday,
January 31, in the Austin (Minn.) High School Auditorium. The meeting will convene at 8:00 p.m.



Common Stock Data

The high and low closing price of the Company's common stock and the dividends per share declared for each fiscal quarter of 1994 and 1993, respectively, are shown below.



1994                 High       Low    Dividend

First Quarter          23    20 1/2       $.125

Second Quarter     21 3/8        19       $.125

Third Quarter          23        19       $.125

Fourth Quarter     24 1/2    21 1/2       $.125



1993                 High       Low    Dividend

First Quarter      24 1/4    20 7/8        $.11

Second Quarter     25 1/4    20 3/8        $.11

Third Quarter      22 1/8    20 1/2        $.11

Fourth Quarter     22 5/8    20 7/8        $.11









Page 1

1994 Financial Section

40   Selected Financial Data

42   Consolidated Statements of Financial Position

44   Consolidated Statements of Operations

45   Consolidated Statements of Changes in Stockholders'
Investment

46   Consolidated Statements of Cash Flows

47   Notes to Consolidated Financial Statements

51   Report of Independent Auditors Responsibilities

     for Financial Statements

52   Management's Discussion and Analysis of Financial
Condition

     and Results of Operations

54   A Corporate Profile



Selected Financial Data

(In Thousands,
Except Per Share Amounts)     1994       1993     *1992
1991      1990      1989        1988     *1987       1986
1985

Operations

Net Sales               $3,064,793 $2,853,997$2,813,651
$2,836,222$2,681,180$2,340,513  $2,292,847$2,314,082
$1,960,237 $1,502,235




Net Earnings Before
Cumulative Effect of
Accounting Changes         117,975    100,770    95,174
86,393    77,124    70,114      60,192    45,944     39,079
38,618

     Percent of Sales         3.85%     3.53%      3.38%
3.05%     2.88%     3.00%       2.63%     1.99%      1.99%
2.57%
Cumulative Effect of
Accounting Changes                   (127,529)**

Net Earnings (Loss)        117,975    (26,759)   95,174
86,393    77,124    70,114      60,192    45,944     39,079
38,618

Wage Costs                 351,096    325,115   304,696
278,537   267,391   254,449     253,937   255,429    222,535
233,512

Total Taxes
(excluding Payroll Tax)     82,915     70,026    64,968
60,035    51,990    48,983      44,541    41,797     38,297
40,500

Depreciation and
Amortization                36,611     32,174    38,972
36,269    35,554    36,863      35,517    33,535     30,741
28,087

Financial Position

Working Capital           $443,298   $392,846  $401,216
$346,164  $293,818  $232,941    $156,476  $147,969
$196,199   $152,985

Properties (net)           270,886    244,987   216,390
231,817   235,026   244,362     263,056   263,917    255,159
264,679

Total Assets             1,196,718  1,093,559   913,015
856,835   799,422   727,429     706,548   697,970    584,744
560,939

Long-Term Debt

     Less Current
     Maturities             10,300      5,700     7,624
22,833    24,535    19,228      20,399    48,831     63,264
64,334

Stockholders' Investment   661,089    570,888   644,284
583,408   513,832   470,929     418,716   373,120    339,925
311,605

Per Share of Common Stock

Net Earnings Before
Cumulative Effect of
Accounting Changes           $1.54     $1.31      $1.24
$1.13     $1.01     $0.91       $0.79     $0.60      $0.51
$0.50


Cumulative Effect
of Accounting Changes                  (1.66)

Net Earnings (Loss)           1.54     (0.35)      1.24
1.13      1.01      0.91        0.79      0.60       0.51
0.50

Dividends                     0.50      0.44       0.36
0.30      0.26      0.22        0.18      0.15       0.14
0.13

Stockholders' Investment      8.62      7.45       8.41
7.61      6.70      6.14        5.46      4.86       4.42
4.05

*53 Weeks

**Adoption of SFAS No. 106 and SFAS No. 109



Consolidated Statements of Financial Position

(In Thousands)
October 29, 1994  October 30, 1993

Assets

Current Assets

Cash and cash equivalents
$248,599          $157,558

Short-term marketable securities at cost which approximates
market                    11,360            14,862

Accounts receivable
228,369           218,487

Inventories
199,243           208,101

Deferred income taxes
14,213            12,393

Prepaid expenses
6,431             8,503

     Total current assets
708,215           619,904

Deferred Income Taxes
70,791            79,872


Intangibles
79,302            72,508

Investments and Other Assets
67,524            76,288

Property, Plant and Equipment

Land
6,658             6,025

Buildings
152,786           143,222

Equipment
451,301           422,485

Construction in progress
26,476            13,589


637,221           585,321

Less allowance for depreciation
(366,335)         (340,334)


270,886           244,987


$1,196,718        $1,093,559



(In Thousands, Except Share and Per Share Amounts)
October 29, 1994  October 30, 1993

Liabilities and Stockholders' Investment

Current Liabilities

Accounts payable
$112,851           $98,357

Accrued expenses
29,320            30,212

Accrued advertising
31,863            24,587

Employee compensation
41,989            40,195

Taxes, other than federal income taxes
17,606            14,011


Dividends payable
9,585             8,434

Federal income taxes
21,303            11,262

Current maturities of long-term debt
400

     Total current liabilities
264,917           227,058

Long-Term Debt - less current maturities
10,300             5,700

Accumulated Postretirement Benefit Obligation
235,124           233,326

Accrued Pension Costs
12,265            48,363

Other Long-Term Liabilities
13,023             8,224

Stockholders' Investment

Preferred Stock, par value $.01 a share - authorized
40,000,000 shares;
     issued - none

Common stock, nonvoting, par value $.01 a share - authorized
40,000,000 shares;
     issued - none

Common Stock, par value $.1172 a share - authorized
200,000,000 shares;
     issued 76,852,128 shares
9,007             9,007

Additional paid-in capital
15,696            14,513

Shares held in treasury
(3,632)           (4,103)


21,071            19,417

Earnings reinvested in business
640,018           551,471


661,089           570,888


$1,196,718        $1,093,559


See notes to consolidated financial statements.



Consolidated Statements of Operations


Fiscal Year Ended
(In Thousands, Except Per Share Amounts)
October 29, 1994    October 30, 1993    October 31, 1992

Sales, less returns and allowances
$3,064,793          $2,853,997          $2,813,651

Cost of products sold
2,345,492           2,206,945           2,192,154

     Gross profit
719,301             647,052             621,497

Expenses:

     Selling and delivery
467,062             424,432             412,458

     Administrative and general
65,184              67,302              62,535

          Operating income
187,055             155,318             146,504

Other income and expenses:

     Other income - net
6,538               7,199               8,401

     Interest expense
(2,523)             (1,371)             (3,851)

Earnings before income taxes and cumulative effect
     of accounting changes
191,070             161,146             151,054

Provision for income taxes
73,095              60,376              55,880

Earnings before cumulative effect of accounting changes
117,975             100,770              95,174

Cumulative effect of accounting changes:

     Accounting for postretirement benefits, net of tax
(140,823)

     Accounting for income taxes
13,294

          Net earnings (loss)
$117,975            $(26,759)            $95,174

Earnings (loss) per share:

     Before cumulative effect of accounting changes
$1.54               $1.31               $1.24

     Cumulative effect of accounting changes
(1.66)

          Net earnings (loss) per share
$1.54              $(0.35)              $1.24

See notes to consolidated financial statements.



Consolidated Statements of Changes in Stockholders'
Investment

Additional   Earnings         Total
                                                  Common
Stock        Treasury Stock    Paid-In Reinvested
Stockholders'
(In Thousands, Except Per Share Amounts)      Shares
Amount      Shares    Amount     Capitalin Business
Investment

Balance at October 26, 1991                   76,852
$9,007        (211)  $(4,265)     $7,968   $570,698
$583,408

Purchases of Common Stock
(327)   (6,262)                              (6,262)

Exercise of stock options
283     5,443                 (5,828)         (385)

Tax benefit of stock options
2,404                    2,404

Restricted stock grants
30       619                                  619

Adjustment in minimum pension liability
(3,084)       (3,084)

Net earnings
95,174        95,174

Cash dividends - $.36 per share
(27,590)      (27,590)

Balance at October 31, 1992                   76,852
9,007        (225)   (4,465)     10,372    629,370
644,284


Purchases of Common Stock
(437)   (9,861)                              (9,861)

Exercise of stock options
481    10,201                 (9,808)          393

Tax benefit of stock options
4,141                    4,141

Restricted stock grant
1        22                                   22

Adjustment in minimum pension liability
(7,580)       (7,580)

Net loss
(26,759)      (26,759)

Cash dividends - $.44 per share
(33,752)      (33,752)

Balance at October 30, 1993                   76,852
9,007        (180)   (4,103)     14,513    551,471
570,888

Purchases of Common Stock
(90)   (1,851)                              (1,851)

Exercise of stock options
108     2,322                 (2,937)         (615)

Tax benefit of stock options
1,183                    1,183

Adjustment in minimum pension liability
11,840        11,840

Net earnings
117,975       117,975

Cash dividends - $.50 per share
(38,331)      (38,331)

Balance at October 29, 1994                   76,852
$9,007        (162)  $(3,632)    $15,696   $640,018
$661,089

See notes to consolidated financial statements.



Consolidated Statements of Cash Flows

Fiscal Year Ended
(In Thousands)
October 29, 1994 October 30, 1993  October 31, 1992


Operating Activities

Net earnings (loss)
$117,975         $(26,759)          $95,174

Adjustments to reconcile to net cash provided by operating activities:

     Depreciation
33,655           30,162            34,260

     Amortization of intangibles
2,956            2,012             4,712

     Cumulative effect of accounting changes
127,529

     Provision for deferred income taxes
(5,859)          (3,715)          (10,081)

     Loss on investments
4,368

     (Gain) loss on property/equipment sales and idle
facility             4,312              (93)
1,023

     Changes in operating assets and liabilities:

          (Increase) decrease in accounts receivable
(9,882)         (28,707)            2,689

          Decrease (increase) in inventories and prepaid
expenses         10,930          (22,778)          (11,962)

          Increase in accounts payable and accrued expenses
40,686           22,101            16,413

               Net cash provided by operating activities
199,141           99,752           132,228

Investing Activities

Sale of short-term marketable securities
3,309

Purchase of short-term marketable securities
(357)         (14,862)

Acquisitions of businesses
(9,750)         (33,791)

Purchases of property/equipment
(65,441)         (59,725)          (22,942)


Proceeds from sales of property/equipment
1,575            1,058             3,085

(Increase) in investments and other assets
(3,973)         (20,754)           (9,518)

               Net cash used in investing activities
(74,637)        (128,074)          (29,375)

Financing Activities

Proceeds from long-term borrowings
5,000                              3,100

Principal payments on long-term debt
(2,141)          (22,440)

Dividends paid on Common Stock
(37,178)         (32,213)          (26,445)

Other
(1,285)          (5,305)           (3,624)

               Net cash used in financing activities
(33,463)         (39,659)          (49,409)

               Increase (decrease) in cash and cash
equivalents           91,041          (67,981)
53,444

Cash and cash equivalents at beginning of year
157,558          225,539           172,095

               Cash and cash equivalents at end of year
$248,599         $157,558          $225,539

See notes to consolidated financial statements.



Notes to Consolidated Financial Statements

October 29, 1994

Note A: Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of Hormel Foods Corporation and all of its majority-owned subsidiaries after elimination of all significant intercompany accounts, transactions and profits.

Segment Information: Hormel Foods is engaged in a single business segment designated as "meat and food processing." As a federally inspected food processor, Hormel Foods is engaged in the processing of meat and poultry products, production of a variety of prepared foods and the marketing of those products.

Inventories: Inventories are valued at the lower of cost or market.

Livestock and the materials portion of products are valued on the first-

in, first-out method with the exception of the materials portion of turkey products which are valued on the last-in, first-out method.

Substantially all inventoriable expenses, packages and supplies are valued by the last-in, first-out method.

Property, Plant and Equipment: Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the related assets, primarily on a straight-

line basis.

Amortization of Intangibles: Goodwill and other intangibles are being amortized over periods up to 40 years. Accumulated amortization at

October 29, 1994, and October 30, 1993, was $11,966,000 and
$9,010,000,

respectively.


Statement of Cash Flows: The Company considers all short-term marketable securities with maturities of less than 90 days to be cash equivalents.

All short-term marketable securities are carried at cost which approximates market values.

Acquisitions: The Company acquired several businesses during fiscal 1994 and 1993 which are included in the Company's results of operations since the respective acquisition dates. The results of these acquired businesses, either individually or in the aggregate, were not significant to the Company's results of operations.

Accounting Changes: The Company adopted Statements of
Financial

Accounting Standards (SFAS) No. 106, "Employers' Accounting for

Postretirement Benefits Other Than Pensions," and SFAS No.
109,

"Accounting for Income Taxes," in 1993 (see Notes E and F).

SFAS No. 115, "Accounting for Certain Investments in Debt and Equity

Securities," is effective for fiscal 1995 and will not have a significant effect on the Company when adopted.

Earnings Per Share: Earnings per share of Common Stock are based on the weighted average number of shares outstanding during the year. The dilutive effects of Common Stock equivalents were not significant in any year presented.


Fiscal Year: The Company's fiscal year ends on the last
Saturday in

October. Fiscal year 1994 and 1993 consisted of 52 weeks and fiscal year

1992 consisted of 53 weeks.



Note B: Inventories

Inventoriable expenses, packages and supplies amounting to approximately

$48,700,000 at October 29, 1994, and $47,200,000 at October
30, 1993,

are stated at cost determined by the last-in, first-out method, and are

$21,900,000 and $21,600,000 lower in the respective years than such inventories determined under the first-in, first-out method.
Turkey

products amounting to $9,500,000 at October 29, 1994, and $7,000,000 at

October 30, 1993, are stated at cost determined by the last-in, first-

out method and are $200,000 lower in 1994 and $600,000 lower in 1993 than such inventories determined under the first-in, first-out method.



Note C: Long-Term Debt and Other Borrowing Arrangements

Long-term debt consists of:

                                             October 29,
October 30,
(In Thousands)                                     1994
1993


Industrial revenue bonds with
     variable interest rates,
     due 1999 to 2005                            $5,700
$5,700

Other                                             5,000

                                                 10,700
5,700

Less current maturities                             400

                                                $10,300
$5,700

At October 29, 1994, the Company had unused lines of credit of

$10,000,000 for short-term borrowing. A fixed fee is paid for the availability of credit lines.

Total interest paid during fiscal 1994, 1993 and 1992 was $1,791,000,

$1,386,000 and $4,082,000, respectively.



Note D: Benefit Plans

The Company and its subsidiaries have several noncontributory defined benefit plans and defined contribution plans covering most employees.

Total costs associated with the Company's defined contribution benefit plans in 1994, 1993 and 1992 were $7,880,000, $7,119,000 and
$6,560,000,

respectively. Benefits for defined benefit pension plans covering hourly employees are provided based on stated amounts for each year of service while plan benefits covering salaried employees are based on final average compensation. The Company's funding policy is to make annual contributions of not less than the minimum required by applicable regulations.

A summary of the components of net periodic pension cost for defined benefit plans is as follows:

(In Thousands)                                1994      1993
1992

Service cost - benefits earned
     during the year                        $7,839    $7,068
$7,017

Interest cost on projected
     benefit obligation                     30,201    30,039
30,488

Actual return on plan assets               (25,298)
(32,949)  (30,228)

Net amortization and deferral               (3,912)    6,244
812

Net pension costs                           $8,830   $10,402
$8,089

Assumptions used in accounting for the defined benefit plans were:

                                              1994      1993
1992

Weighted average discount rates              8.25%     7.75%
8.25%

Rates of increase in compensation levels     5.50      5.25
6.00

Expected long-term rate of return on assets  9.50      9.25
9.75

The following table sets forth the plans' funded status and amounts recognized in the statements of financial position:


October 29, 1994                   October 30, 1993
                                                       Plans
Whose        Plans Whose      Plans Whose       Plans Whose
                                                     Assets
Exceed   Accrued Benefits    Assets Exceed  Accrued Benefits
(In Thousands)                                    Accrued
Benefits      Exceed Assets Accrued Benefits     Exceed
Assets

Actuarial present value of benefit obligations:

     Vested benefit obligation
$313,197            $17,490         $150,576
$191,639

     Nonvested benefit obligation
20,031              6,547           14,197            13,697

     Accrued benefits
333,228             24,037          164,773
205,336

     Effects of estimated future pay increases
35,457              6,795           38,236             3,264

     Projected benefit obligations
368,685             30,832          203,009
208,600

     Plan assets at fair value
365,210                             184,775
166,881

     Projected benefit obligations
     in excess of benefit plan assets
3,475             30,832           18,234            41,719

     Unrecognized prior service cost
(11,024)            (1,699)          (9,214)
(4,520)

     Unrecognized net loss
(3,663)            (6,614)          (2,951)
(22,868)

     Remaining net asset (obligation) at transition
(560)            (6,400)           3,839           (11,601)

     Adjustment required to recognize minimum liability
7,918                             35,725

     Net pension liability (asset)
     in statements of financial position
$(11,772)           $24,037           $9,908
$38,455

As of the 1994 valuation date, plan assets included Common
Stock of the

Company having a market value of $68,962,000.




Note E: Postretirement Benefits Other Than Pensions

The Company provides medical and life insurance benefits to certain retired employees. Eligible employees who retired prior to January 1,

1987, remain on the medical plan in effect when they retired. The medical plan for eligible employees who retired after January 1, 1987,

is automatically modified to incorporate plan benefit and plan provision changes whenever they are made to the active employee plan.
Employees

hired after January 1, 1990, are eligible for postretirement medical coverage, but must pay the full cost of the coverage.

In fiscal 1993, the Company adopted SFAS No. 106,
"Employers' Accounting

for Postretirement Benefits Other Than Pensions." This statement requires the accrual of the postretirement benefit costs of health care and life insurance during the years an employee provides services. The unfunded cumulative obligation of $227.2 million ($140.8 million after tax) was charged against earnings, effective as of the beginning of fiscal 1993. The effect of the new rule on fiscal 1993 was to increase postretirement benefit costs by $6,128,000 and reduce net earnings before the cumulative effect of accounting changes by $3,900,000.

The cost of these benefits as recorded under the previous pay as you go accounting policy was $14.2 million in fiscal 1992, which year has not been restated. The postretirement benefit costs for fiscal
1994 and 1993

under SFAS No. 106 were as follows:

                                             1994                 1993

Postretirement benefit cost -

     Service cost of benefits earned         $2,007,000
$1,948,000

     Interest cost of benefit obligation     15,623,000
18,133,000

     Net amortization of deferred gains        (750,000)

                                            $16,880,000
$20,081,000

The actuarial present value of postretirement benefit obligations and the amount reported in the Consolidated Statements of Financial Position

as of October 29, 1994, and October 30, 1993, were as follows:

Accumulated postretirement benefit obligations as of the August 1 measurement date:

                                                   1994
1993

Retirees                                   $148,481,000
$158,945,000

Fully eligible active participants           15,039,000
14,838,000

Other active participants                    34,993,000
35,205,000

                                            198,513,000
208,988,000

Unrecognized net gains                       41,103,000
27,826,000


Benefit payments subsequent to
     measurement date                        (4,492,000)
(3,488,000)

Accrued postretirement
     benefit cost                          $235,124,000
$233,326,000

Assumptions used in determining the accumulated postretirement benefit obligation:

                                                   1994
1993

Medical plan cost trend rate             7.5% declining 8.0%
declining
                                             to 5.5% in
to 5.5% in
                                              year 1998
year 1998

Weighted average discount rate                    8.25%
7.75%

The health care cost trend rate assumption has a significant effect on the amount reported. For example, a one percent increase in the health care cost trend rate would increase the accumulated postretirement benefit obligation by $16.7 million at October 29, 1994, and the net periodic cost by $1.2 million for the year.



Note F: Income Taxes

The Company adopted SFAS No. 109, "Accounting for Income
Taxes," as of

the beginning of fiscal 1993, changing its method of accounting for income taxes from the deferred method to the liability method. As permitted under SFAS No. 109, prior years' financial statements have not been restated. The cumulative effect of adopting SFAS No.
109 as of

November 1, 1992, was to increase net income by $13.3 million.

The components of the provision for income taxes attributable to income before the change in accounting principle were as follows:

Deferred
                                       Liability Method
Method

(In Thousands)                      1994           1993
1992

Current:

     U.S. Federal                $65,808        $52,883
$55,823

     State                        13,146         11,208
10,138

                                  78,954         64,091
65,961

Deferred:

     U.S. Federal                 (5,067)        (3,481)
(8,680)

     State                          (792)          (234)
(1,401)

                                  (5,859)        (3,715)
(10,081)

                                 $73,095        $60,376
$55,880

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company believes that, based upon its lengthy and consistent history of profitable operations, it is probable that the net deferred tax assets of $85 million will be realized on future tax returns, primarily from the generation of future taxable income.

Significant components of the deferred income tax liabilities and assets were as follows:

                                             October 29,
October 30,
                                                   1994
1993

Deferred tax liabilities-

     Tax over book depreciation                $(26,847)
$(28,407)

     Prepaid pension                             (8,371)

     Other, net                                  (2,815)
(3,929)

Deferred tax assets-

     Vacation accrual                             3,259
3,275

     Insurance accruals                           4,510
4,309

     Deferred compensation                        4,601
3,558

     Postretirement benefits                     91,157
90,717

     Pension accrual                              6,528
12,547

     Other, net                                  12,982
10,195

Net deferred tax assets                         $85,004
$92,265

Reconciliation of the statutory federal income tax rate to the Company's


22


effective tax rate is as follows:

                                    1994           1993
1992

U.S. statutory rate                 35.0%          34.8%
34.0%

State taxes on income, net of
     federal tax benefit             4.2            4.3
3.8

All other, net                       (.9)          (1.6)
(.8)

Effective tax rate                  38.3%          37.5%
37.0%

Included in the provision for deferred federal income taxes for fiscal year ended 1992 are the effects of timing differences as follows:

(In Thousands)
1992

Depreciation
$(2,436)

Employee benefit plans
(2,760)

All other, net
(3,484)


$(8,680)

Total income taxes paid during fiscal 1994, 1993 and 1992 were

$56,298,000, $67,750,000 and $57,161,000, respectively.



Note G: Arrangement With FDL Foods, Inc.

In accordance with a five-year copacking agreement with FDL
Foods, Inc.

(FDL), Dubuque, Iowa, facility, the Company has a revolving credit


23


agreement secured by substantially all of the assets of FDL.
The Company

may lend up to $30,000,000 to FDL at one percent over the prime rate through July 1, 1995. Borrowings under the agreement at October 29,

1994, and October 30, 1993, were $19,200,000 and
$25,300,000,

respectively, and are included in Investments and Other
Assets.

The Company also acts as an agent of FDL for the purchase of livestock,

which purchases may be up to $15,000,000 and are repayable in full on a weekly basis under a credit agreement. The balances at October 29, 1994,

and October 30, 1993, are $4,300,000 and $6,400,000,
respectively, and

are included in accounts receivable.



Note H: Commitments

In order to ensure a steady supply of livestock and turkeys and to keep the cost of products stable, the Company and its subsidiary, Jennie-O

Foods, Inc., have entered into contracts with producers for the purchase of hogs and turkeys at formula based prices over periods of up to 12 years. Under these contracts, the Company and Jennie-O are committed at

October 29, 1994, to purchase hogs and live turkeys, assuming current price levels, as follows:

1995
$247,852,000


24


1996
173,638,000

1997
174,187,000

1998
174,874,000

1999
154,025,000

Later years
433,765,000

Total
$1,358,341,000

The Company has commitments to expend approximately
$38,915,000 to

complete construction in progress at various locations at October 29,

1994.



Note I: Stock Options

Under the Company's stock option plans, the Company may grant employees and nonemployee directors options to purchase Common Stock of the

Company at 100 percent of the market value on the date of grant. Options outstanding expire at various dates ranging from fiscal 1995 through

2004. Options are exercisable upon grant and are outstanding as follows:

                                            Shares     Price
per Share

Balance October 26, 1991                 2,205,000     $7.50
to $19.75

Granted                                    512,000     20.75
to  21.38

Exercised                                 (542,000)     7.50
to  15.06


25


Balance October 31, 1992                 2,175,000      9.31
to  21.38

Granted                                    537,000     23.50
to  23.88

Exercised                                 (850,000)     9.31
to  20.75

Balance October 30, 1993                 1,862,000      9.31
to  23.88

Granted                                    374,000     20.50

Exercised                                 (383,000)     9.31
to  15.06

Balance October 29, 1994                 1,853,000    $15.06
to $23.88


Note J: Quarterly Results of Operations (Unaudited)

The following tabulation reflects the unaudited quarterly results of operations for the years ended October 29, 1994, and October
30, 1993:

(In Thousands,                     First Quarter      Second
Quarter       Third Quarter      Fourth Quarter
Total Year

Except Per Share Data)            1994      1993      1994
1993      1994      1993      1994      1993        1994
1993

Net sales                     $716,169  $682,102  $767,018
$676,686  $741,144  $677,835  $840,462  $817,374
$3,064,793$2,853,997

Gross profit*                  158,760   148,296   169,288
152,985   161,170   152,273   230,083   193,498     719,301
647,052

Earnings before cumulative
     effect of accounting
          changes               20,550    18,279    23,026
20,661    20,162    18,168    54,237    43,662     117,975
100,770

Cumulative effect of
     accounting changes,
          net of taxes                  (127,529)
(127,529)

Net earnings (loss)            $20,550 $(109,250)  $23,026
$20,661   $20,162   $18,168   $54,237   $43,662    $117,975
$(26,759)


26


Earnings (loss) per share:

     Before cumulative effect
          of accounting change   $0.27     $0.24     $0.30
$0.27     $0.26     $0.23     $0.71     $0.57      $1.54
$1.31

     Cumulative effect of
          accounting change                (1.66)
(1.66)

Net earnings (loss) per share    $0.27    $(1.42)    $0.30
$0.27     $0.26     $0.23     $0.71     $0.57      $1.54
$(0.35)

*1993 amounts have been restated to reflect the adoption of SFAS No. 106 as of the beginning of the year.



Report of Independent Auditors

To the Stockholders and Board of Directors

Hormel Foods Corporation

Austin, Minnesota

We have audited the accompanying consolidated statements of financial position of Hormel Foods Corporation as of October 29, 1994 and October

30, 1993, and the related consolidated statements of operations, changes in stockholders' investment and cash flows for each of the three years in the period ended October 29, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to


27


obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hormel Foods

Corporation at October 29, 1994 and October 30, 1993, and the results of its operations and its cash flows for each of the three years in the period ended October 29, 1994 in conformity with generally accepted accounting principles.

As discussed in the notes to the consolidated financial statements, in

1993 the Company changed its methods of accounting for income taxes and postretirement benefits other than pensions.

Minneapolis, Minnesota

November 22, 1994



Responsibilities for Financial Statements


28


The accompanying financial statements were prepared by the management of

Hormel Foods Corporation which is responsible for their integrity and objectivity. These statements have been prepared in accordance with generally accepted accounting principles appropriate in the

circumstances and, as such, include amounts that are based on our best estimates and judgments.

Hormel Foods Corporation has developed a system of internal controls designed to assure that the records reflect the transactions of the

Company and that the established policies and procedures are adhered to.

This system is augmented by well-communicated written policies and procedures, a strong program of internal audit and well-qualified personnel.

These financial statements have been audited by Ernst &
Young LLP,

independent auditors, and their report appears on this page.
Their audit

is conducted in accordance with generally accepted auditing standards and includes a review of the Company's accounting and financial controls and tests of transactions.

The Audit Committee of the Board of Directors, composed solely of outside directors, meets periodically with the independent auditors,

management and the internal auditors to assure that each is carrying out


29


its responsibilities. Both Ernst & Young LLP and our internal auditors have full and free access to the Audit Committee, with or without the presence of management, to discuss the results of their audit work and their opinions on the adequacy of internal controls and the quality of financial reporting.

R.W. Schlange

Vice President and Controller

Joel W. Johnson

President

Chief Executive Officer



Management's Discussion and Analysis of Financial Condition and Results

of Operations

Fiscal Years 1994 and 1993

Earnings for the year were a record $117,975,000, an increase of 17.1 percent over 1993 earnings of $100,770,000 reported before the 1993 cumulative effects of adopting SFAS No. 106, "Employers'
Accounting for

Postretirement Benefits Other Than Pensions," and SFAS No.
109,

"Accounting for Income Taxes." Fiscal 1993 results after cumulative effects of accounting changes were a net loss of $26,759,000. The


30


comparative discussion of fiscal 1994 and 1993 results will exclude the cumulative effects of the noncash accounting changes adopted in 1993.

This will accurately reflect the Company's operating results in 1993 and the outstanding performance and growth that continued for the 11th straight year in 1994.

Net sales in 1994 were $3,064,793,000, an increase of 7.4 percent, or

$210,796,000, over the previous record of $2,853,997,000
recorded in

1993. Tonnage volume was also at record levels and increased
9.4 percent

over last year.

Earnings for the fourth quarter of 1994 were $54,237,000, an increase of

24.2 percent over the same period one year ago. Net sales increased 2.8 percent to $840,462,000, compared to $817,374,000 in the
fourth quarter

of 1993. Tonnage volume for the quarter increased 8.3 percent compared to last year.

The Company continues to focus attention on improving its core businesses, expanding market share of mature consumer-branded products and introducing new products in the convenience and ethnic market segments. Pork remains a primary raw material for Company products and the supply of live hogs has an impact on Company results.
Pork raw

material prices declined by more than 20 percent toward the end of the


31


fourth quarter in 1994. Lower raw material prices and a product mix that included a larger proportion of higher margin processed items increased gross profit as a percent of sales to 27.4 percent for the quarter and

23.5 percent for the year from 23.7 percent and 22.7 percent for the same periods last year. Farm Fresh Catfish Company, a wholly owned subsidiary, wrote down its live fish inventory which had a negative impact on its operating results.

Selling and delivery expenses for the quarter and year were
$122,175,000

and $467,062,000 as compared to $105,776,000 and
$424,432,000 for the

same periods in 1993. As a percentage of sales, selling and delivery expenses increased to 15.2 percent from 14.9 percent in 1993 which primarily reflects increased spending on advertising and promotions.

Administrative and general expenses were $21,894,000 and $65,184,000 for the quarter and year to date, compared to $19,244,000 and
$67,302,000

last year.

At the end of 1994, the Company established reserves for the impairment in value of two investments. A reserve was established for a probable loss on disposition of the Company's remaining facility at Ottumwa,

Iowa, which is idle and available for sale. The Company also established a reserve for the carrying value of an investment in an affiliated


32


business. Neither of these reserves was considered material.

Advertising and promotional expenses increased to $46,609,000 for the quarter and $184,368,000 for the year, compared to $36,889,000 and

$162,308,000 in 1993. These expenditures emphasize the Company's commitment to expanding its base of branded consumer products. The parent company and its larger subsidiaries, which include
Jennie-O

Foods, Inc., and Dubuque Foods, Inc., plan to continue aggressive advertising and promotional activities in 1995.

Research and development continues to be an integral part of the

Company's strategy to extend existing brands and expand its offerings of new consumer-branded items in both existing and new food market segments. An important part of research and development efforts include packaging which effectively protects the product, is convenient for the consumer and minimizes cost while using environmentally friendly materials.

As a result of rising interest rates during 1994, the Company increased its key pension and other postretirement plan actuarial assumptions as of the August 1, 1994, measurement date, including an increase in the discount rate to 8.25 percent (see Note D to the Consolidated Financial

Statements). The net effect of these changes resulted in a decrease in


33


the minimum pension liability recorded under SFAS No. 87 at October 29,

1994.

The Company's effective tax rate increased to 38.3 percent from 37.5 percent in 1993. This reflects the remaining effect of the increase in the federal statutory rate to 35 percent and an increase in state income taxes.

The Company anticipates pork raw material prices to continue at favorable levels, at least through the first quarter of 1995. Raw material supplies are expected to be adequate, and the Company has aggressive marketing plans in place to meet 1995 profit plans.

Fiscal Years 1993 and 1992

Higher pork raw material prices experienced in 1993 and large supplies of competing protein sources resulted in heavy competition and pressure on selling prices. These conditions required all areas of the Company to aggressively market their products while implementing cost efficiencies to meet profit projections. Despite operating results that produced record operating earnings and dollar sales, a one-time net charge for accounting changes resulted in a net loss for fiscal 1993.

The net loss for 1993 was $26,759,000, compared to 1992 earnings of

$95,174,000. The loss was a result of the adoption of Statement of


34


Financial Accounting Standards (SFAS) No. 106 "Employers'
Accounting for

Postretirement Benefits Other Than Pensions." SFAS No. 106 requires companies to accrue the cost of future retiree health care benefits in the year earned instead of the year paid. The Company also adopted SFAS

No. 109, "Accounting for Income Taxes," under which deferred income taxes are adjusted to reflect tax rates currently in effect.
Adopting

the new accounting standards resulted in a net cumulative charge of

$127,529,000 for 1993 and reduced current year operating earnings before cumulative effect of accounting changes by $3,900,000.

Results from continuing operations before adoption of the noncash accounting changes more accurately reflect the Company's outstanding performance in 1993. Excluding the current year and cumulative effect of accounting changes, the Company earned $104,670,000, an improvement of

$9,496,000 over 1992 results. Record sales of $2,853,997,000 exceeded

1992 sales by $40,346,000, or 1.4 percent. Sales tonnage volume for 1993 decreased 5.5 percent from 1992, reflecting reduced supplies of fresh pork available to Dubuque Foods, Inc., a wholly owned subsidiary, for a portion of the year when supplier FDL Foods, Inc., closed its Rochelle,

Ill., pork slaughtering operation. The increase in sales dollar volume on reduced tonnage volume highlights the increase in pork raw material


35


prices and a product mix with significant increases in higher priced consumer-branded items.

Earnings for the fourth quarter of 1993 were $43,662,000, compared to

$42,021,000 last year. Earnings for the quarter include the current year effect of the accounting changes of $975,000. Dollar sales for the quarter were down 2.9 percent to $817,374,000 from $841,665,000 last year. The 1992 quarter included 14 weeks while the 1993 quarter included

13 weeks which accounts for the lower sales volume. Sales tonnage volume for the quarter decreased by 11.5 percent compared to last year, also reflecting the extra week in 1992 and the reduced pork supply at Dubuque

Foods mentioned previously.

Selling and delivery expenses for the quarter and year were
$105,776,000

and $424,432,000, compared to $109,325,000 and $412,458,000
for the same

periods in 1992. The decrease in the selling and delivery expenses for the fourth quarter of 1993 reflects reduced quarter sales compared to

1992. As a percentage of sales, selling and delivery expenses increased slightly to 14.9 percent from 14.7 percent in 1992.
Administrative and

general expenses were $19,244,000 and $67,302,000 for the quarter and to date, compared to $17,891,000 and $62,535,000 last year. The majority of this increase reflects the adoption of SFAS No. 106 in the fourth


36


quarter of 1993.

Advertising and promotional expenses increased to $36,889,000 for the quarter and $162,308,000 for the year, compared to $32,700,000 and

$144,553,000 in 1992. This emphasizes the Company's intent to expand its branded consumer products.

Consistent with the favorable interest rate and inflationary environment in 1993, the Company reduced its key pension and other postretirement plan actuarial assumptions as of the August 1, 1993, measurement date,

including a reduction in the discount rate to 7.75 percent
(see Note D

to the Consolidated Financial Statements). The net effect of these changes resulted in an increase in the minimum pension liability recorded under SFAS No. 87 at October 30, 1993.

The Company's effective tax rate increased to 37.5 percent from 37 percent in 1992. As shown in Note F to the Consolidated
Financial

Statements, this reflects an increase in the federal statutory rate from

34 percent to 35 percent, effective January 1, 1993 (the
Company's

blended federal rate for 1993 was 34.83 percent).

Liquidity and Sources of Capital

The Company continues to have an exceptionally strong balance sheet.

Cash and short-term marketable securities were $259,959,000 at the end


37


of 1994, compared to $172,420,000 last year. Long-term debt increased to

$10,300,000 from $5,700,000 at the end of 1993. Long-term
debt consists

of industrial revenue bonds with varying maturities and a loan to finance an investment in an affordable housing fund. This liquidity and low debt load provide the Company with the ability to take advantage of expansion or acquisition opportunities that may arise.

During 1994, items providing or requiring cash for operating activities were normal and in the ordinary course of business. Cash provided by operating activities was $199,141,000, compared to $99,752,000 in 1993.

Cash required for investing activities in 1994 declined to
$74,637,000

from $128,074,000 last year. There were no material acquisitions of businesses in 1994. Major construction projects during 1994 included pork slaughter and cutting renovations at the Hormel Foods plant in

Fremont, Neb.; expansion of the gelatin processing operations at

Davenport, Iowa, and a major expansion of the warehouse and shipping facilities at Jennie-O Foods, Inc. The Fremont and Davenport projects will continue into 1995. Additional projects being considered for 1995 are renovations at Rochelle Foods, Rochelle, Ill., and additional projects supporting the growth of Jennie-O Foods' business.

Financial ratios for 1994 and 1993 are presented below:


38

Liquidity Ratios                                        1994
1993

Current ratio                                            2.7
2.7

Receivables turnover                                    13.7
14.0

Days sales in receivables                               27.2
27.9

Inventory turnover                                      11.5
11.2

Days sales in inventory                                 31.0
34.4

Leverage Ratio

Long-term debt to equity
1.6%      1.0%

Operating Ratios

Pretax profit* to net worth
31.0%     26.5%

Pretax profit* to total assets
16.7%     16.1%

*Computed without cumulative effect of accounting changes for 1993.



A Corporate Profile

Having served the needs of generations of consumers for more than a century, Hormel Foods Corporation continues to successfully build upon its role as one of the leading processors and marketers of branded,

value-added meat and food products. The broad industry arena in which

Hormel Foods now competes nationally and internationally creates many new avenues of opportunity for long-term growth.


39


Hormel Foods and its family of subsidiaries manufacture, market and distribute thousands of processed food products which are known and respected by consumers, retail grocers, foodservice operators and industrial customers. Many of the Company's products are among the best known and trusted in the food industry. They not only enjoy strong brand identification and leading market shares but address important customer and consumer priorities for high standards of quality, taste, nutrition,

convenience and value.

Principal products of the Company are branded, processed meat and food entrees which are sold fresh, frozen, cured, smoked, cooked and canned.

Included are sausages, hams, franks, bacon, canned luncheon meats,

shelf-stable microwaveable entrees, stews, chilies, hash, meat spreads and frozen processed products. These and other products are sold in all

50 states by sales representatives coordinated from district and/or area sales offices located in most of the larger United States cities. These efforts are supported by brokers and distributors.

A majority of the Company's products is sold under the Hormel brandmark.

Other well-established trademarks which are familiar to consumers and have contributed to the Company's established reputation for uncompromising quality and value are as follows:


40


     Black Label              Layout Pack

     By George                Light & Lean

     Cure 81                  Light & Lean 97

     Curemaster               Little Sizzlers

     Di Lusso                 Mary Kitchen

     Dinty Moore              Old Smokehouse

     Dubuque                  Quick Meal

     Farm Fresh               Range Brand

     Fast'N Easy              Rosa Grande

     Frank'N Stuff            Sandwich Maker

     Homeland                 SPAM

     Jennie-O                 Top Shelf

     Kid's Kitchen            Wranglers

The Company's Corporate Offices are headquartered in Austin,
Minn., as

are its Research & Development Center and its 1,122,043 square foot

"flagship" plant. Facilities for pork operations at the Austin plant are leased to Quality Pork Processors, Inc., under a custom slaughter arrangement which provides the Company with needed raw materials for production operations. A Hormel Foods plant in Fremont, Neb., is also a pork slaughtering and processing operation. A wholly owned subsidiary,


41


Rochelle Foods, Inc., Rochelle, Ill., provides the Company with additional raw materials through its pork slaughtering and processing operation.

Facilities producing manufactured meat and food products are located in

Algona, Iowa; Austin, Minn.; Beloit, Wis.; Davenport, Iowa;
Fremont,

Neb.; Houston, Texas; Knoxville, Iowa; Oklahoma City, Okla.;
Stockton,

Calif.; Tucker, Ga., and Wichita, Kan. Custom manufacturing of selected

Hormel Foods products is performed by several companies adhering to strict Company specifications and quality guidelines.

Dubuque Foods, Inc., a wholly owned subsidiary headquartered in Dubuque,

Iowa, has a custom manufacturing agreement with FDL Foods, Inc., also based in Dubuque, whereby various consumer-branded and foodservice meat products are produced. Through two other wholly owned subsidiaries,

Jennie-O Foods, Inc., Willmar, Minn., and Farm Fresh Catfish
Company,

Hollandale, Miss., Hormel Foods is a leading producer of whole and processed turkey products and grain-fed, farm-raised catfish which are sold through retail grocery stores and foodservice outlets.
Another

wholly owned subsidiary, Dan's Prize, Inc., headquartered in Cornelia,

Ga., but with a manufacturing plant in Long Prairie, Minn., produces roast beef, corned beef, pastrami, prime rib and other cooked meats for


42


the foodservice and deli industries.

Hormel Foods Corporation also operates in international areas, including the Philippines, Japan, Korea, Australia, England, Panama and other countries through Hormel Foods International Corporation
(HFIC). With

exports to more than 40 countries, HFIC continues to expand its presence around the globe.

Hormel Foods Corporation is owned by approximately 10,500 stockholders and comprised of more than 9,500 employees, including subsidiaries.

References appearing in boldface in this 1994 Annual Report to

Stockholders represent valuable trademarks important to and owned by

Hormel Foods Corporation or its subsidiaries.

_ Hormel Foods Corporation 1995