Form 10-Q
period 1995-01-28
HORMEL GEO A & CO
filed 1995-03-14
CIK 48465

SECURITIES AND EXCHANGE COMMISSION


                              Washington, D. C. 20549

                                    FORM 10-Q
                    QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended January 28, 1995                               Commission File
                                                                 Number 1-2402

                            HORMEL FOODS CORPORATION

Incorporated Under the Laws
of the State of Delaware                                     FEIN #41-0319970

                              1 Hormel Place
                         Austin, Minnesota 55912-3680

                            Telephone - (507) 437-5737


         NAME CHANGED 1/31/95 - FORMER NAME GEO. A. HORMEL & COMPANY
Former name, former address and former fiscal year, if changed since last report



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


               YES  XXX                      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


                  Class                         Outstanding at January 28, 1995
Common Stock            - $.1172 par value                 76,743,026
Common Stock Non-Voting - $.01 par value                       -0-

Pages: This report contains nine pages numbered sequentially from this cover page.

                                                          FORM 10-Q

PART I - FINANCIAL INFORMATION

STATEMENTS OF FINANCIAL POSITION

HORMEL FOODS CORPORATION

                                      January 28,     October 29,
                                         1995            1994
                                             (Unaudited)
                                          (Thousands of Dollars)


ASSETS

CURRENT ASSETS
Cash and cash equivalents               $ 248,461       $ 248,599
Short-term marketable securities--
 at cost which approximates market          9,525          11,360
Accounts receivable                       191,256         228,369
Inventories                               220,354         199,243
Deferred Income Taxes                      15,055          14,213
Prepaid expenses                            5,054           6,431
TOTAL CURRENT ASSETS                      689,705         708,215


DEFERRED INCOME TAXES                      67,933          70,791

INTANGIBLES                                79,591          79,302

INVESTMENTS AND OTHER ASSETS               78,314          67,524

PROPERTY, PLANT AND EQUIPMENT

Land                                        6,405           6,658
Buildings                                 155,777         152,786
Equipment                                  450,853         451,301
Construction in progress                    36,859          26,476
                                           649,894         637,221

Less allowance for depreciation           (371,134)       (366,335)

                                           278,760          270,886








                                         $1,194,303      $1,196,718


See notes to financial statements

                                                            FORM 10-Q


STATEMENTS OF FINANCIAL POSITION

HORMEL FOODS CORPORATION

                                             January 28,     October 29,
                                                1995            1994
                                               (Thousands of Dollars)


LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES

Accounts payable                              $  95,762      $ 112,851
Accrued expenses                                 30,858         29,320
Accrued advertising                              34,057         31,863
Employee compensation                            30,344         41,989
Taxes other than federal income taxes            17,914         17,606
Dividends payable                                11,121          9,585
Federal income taxes                             21,870         21,303
Current maturities of long-term debt              1,610            400

                 TOTAL CURRENT LIABILITIES      243,536         264,917

LONG-TERM DEBT - less current maturities         19,090          10,300

ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION   234,982         235,124

ACCRUED PENSION COSTS                                            12,265

OTHER LONG-TERM LIABILITIES                      12,072          13,023


STOCKHOLDERS' INVESTMENT
     Preferred Stock, par value $.01 a
       share--authorized 40,000,000 shares;
       issued - none
     Common stock, non-voting, par value
       $.01 a share--authorized 40,000,000
       shares; issued - none
     Common Stock, par value $.1172 a share --
       authorized 200,000,000 shares; issued
       76,852,128 shares                         9,007           9,007
     Additional paid-in capital                 15,898          15,696
     Shares held in treasury.                 (  4,364)       (  3,632)
                                                20,541          21,071

     Earnings reinvested in business           664,082         640,018
                                               684,623         661,089

                                            $1,194,303      $1,196,718


See notes to financial statements

                                                          FORM 10-Q



CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
HORMEL FOODS CORPORATION
(In Thousands of Dollars, Except Per Share Amounts)


                                                    Three Months Ended
                                               January 28,       January 29,
                                                  1995              1994


Sales, less returns and allowances             $ 730,720          $ 716,169

Cost of products sold                            528,575            557,409

                    GROSS PROFIT                 202,145            158,760


Expenses:
  Selling and delivery                           129,853            112,707
  Administrative and general                      17,782             14,029

                OPERATING INCOME                  54,510             32,024


Other income and expenses:
  Other income-net                                 3,454              1,871

  Interest expense                                (  311)            (  591))

    EARNINGS BEFORE INCOME TAXES                  57,653             33,304


Provision for income taxes                        22,165             12,754


                    NET EARNINGS               $  35,488          $  20,550


              EARNINGS PER SHARE               $    0.46          $    0.27









See notes to financial statements

                                                          FORM 10-Q

STATEMENTS OF CASH FLOWS (Unaudited)
HORMEL FOODS CORPORATION
                                           Three Months  Three Months
                                           Ended         Ended
                                           January 30,   January 25,
                                              1995          1994
                                             (Thousands of Dollars)
OPERATING ACTIVITIES
  Net earnings (loss)                       $   35,488     $ 20,550
  Adjustments to reconcile to net cash
    provided by operating activities:
      Depreciation                               8,178         7,883
      Amortization of intangibles                  870           675
      Provision for deferred income taxes        2,015        (1,429)
      (Gain) loss on property/equipment sales      (97)            6
      Changes in operating assets and
      liabilities:
            Decrease in accounts receivable     37,113        33,786
           (Increase) in inventories
            and prepaid expenses               (19,734)      (13,338)
            Decrease in accounts
             payable and accrued expenses      (37,485)      (11,988)
NET CASH PROVIDED BY OPERATING ACTIVITIES       26,348        36,145

INVESTING ACTIVITIES
  Sale of short-term marketable securities       1,835            64
  Acquisitions of businesses                    (1,159)
  Purchases of property/equipment              (17,254)      (13,101)
  Proceeds from sales of property/equipment      1,299           285
  (Increase) decrease in investments
    and other assets                           (10,790)       (1,336)
NET CASH USED IN INVESTING ACTIVITIES          (26,069)      (11,416)

FINANCING ACTIVITIES
  Proceeds from long-term borrowings            10,000
  Dividends paid on Common Stock                (9,586)       (8,530)
  Other                                           (831)       (1,029)
NET CASH PROVIDED BY IN FINANCING ACTIVITIES      (417)       (9,559)

 INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                 (138)       15,170

 Cash and cash equivalents
   at beginning of year                        248,599       157,558

 CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                             $248,461      $172,728

See notes to financial statements

                                                          FORM 10-Q

NOTES TO FINANCIAL STATEMENTS (Unaudited)

HORMEL FOODS CORPORATION


NOTE A

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal re-curring accruals) necessary for a fair presentation.

The accounting policies followed by the Company are set forth in Note A to the Company's Financial Statements in the 1994 Geo. A.
Hormel & Company Annual Report to Stockholders, which is incorporated by reference on Form 10-K.

NOTE B

The results of operations for the three month periods ended January 28, 1995, and January 29, 1994 are not necessarily indicative of the results to be expected for the full year.

                                                  FORM 10-Q



MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HORMEL FOODS CORPORATION

RESULTS OF OPERATIONS


Sales and net earnings for the first quarter of 1995 were $730,720,000 and $35,488,000 compared to $716,169,000 and
$20,550,000, respectively, last year. Tonnage volume increased 6.7 percent for the quarter compared to the same period in 1994. Pork raw material prices dropped to their lowest level in two decades toward the end of the fourth quarter of 1994 and did not start to rise until late in the first quarter of 1995. These low raw material prices were a major factor in producing a gross profit as a percentage of sales of 27.7 percent compared to 22.2 percent last year. An increase in the sales volume of manufactured consumer branded items, which are not as sensitive to the fluctuations of the live pork market, also contributed to the increased gross margin. Advertising expenses increased during the first quarter to $55,678,000 from $45,399,000 in 1994. The Company continues to emphasize both its older mature base of products and its newer product introductions in its promotional programs. Total operating expenses increased, with the volume and implementation of new marketing and promotional programs, to 20.2 percent of sales from
17.7 percent last year producing operating income of 7.5 percent compared to 4.5 percent in 1994.

The Company's core Hormel business continues to be the major contributor to earnings with increases experienced in all major divisions. Jennie-O Foods, Inc., and Hormel Foods International Corporation, two of the Company's best known subsidiaries continued to make substantial contributions to Company results. Jennie-O, a leading turkey processor reported record earnings for the quarter despite an increasingly competitive environment.

The effective tax rate for the first three months of 1995 was 38.5 percent compared to 38.3 percent last year.

During the first quarter, the Company announced that Jennie-O Foods, Inc. will build a 75,000 square foot processing plant in Montevideo, Minnesota as part of an aggressive expansion plan. It was also announced that Hormel Foods International Corporation has signed a joint venture with a Chinese partner to process pork and produce selected Hormel-branded meat products in China.

                                                   FORM 10-Q

FINANCIAL CONDITION

Ratio comparisons for the first quarter of 1995 and 1994, which demonstrate the Company's financial strength, are as follows:

                                      End of Quarter
                                1st Quarter    1st Quarter
                                   1995           1994

Liquidity Ratios
  Current ratio                      2.8            2.9
  Receivables turnover              13.9           14.2
  Days sales in receivables         23.8 days      23.5 days
  Inventory turnover                10.1           10.4
  Days sales in inventory           38.0 days      36.3 days

Leverage Ratio
  Long-term debt to equity           3.0%           1.0%

Operating Ratios
  Pre-tax profit to net worth       34.3%          23.1%
  Pre-tax profit to total assets    19.3%          12.2%

Changes during the first quarter in current asset and liability balances followed normal seasonal patterns. Inventory levels continue to be high due to promotional activities planned for later in the second quarter.

The Company evaluates plant and equipment, on an ongoing basis to achieve the best productivity, utilization and return on investment. During the first quarter, the Company invested $17,254,000 in new plant and equipment. The Company has major renovation or expansion projects in progress at its Fremont, Nebraska, Davenport, Iowa and Austin, Minnesota plants. Jennie-O Foods has a major expansion project in progress at West Central Turkeys, Inc., a co-packer located at Pelican Rapids, Minnesota. Jennie-O has an option to purchase West Central Turkeys, Inc. in 1995 and has provided notice to West Central that it intends to exercise that option. Investment in plant and equipment continues to emphasize productivity gains while improving ergonomics and safety conditions for employees.

The Company continues to keep excess funds invested short term as it examines acquisitions that meet its long-term operating goals. Long-term debt consists of small issue Industrial Revenue Bonds of varying maturities and debt used for investment in the federal affordable housing program. The leverage ratio indicates the significant borrowing capacity available to take advantage of any business opportunities that may arise through acquisition or internal expansion.

                                                   FORM 10-Q


PART II - OTHER INFORMATION


Item 4.   Results of Votes of Security Holders.

          At the Annual Meeting of Stockholders on January 31, 1995 the proposal to amend the Company's Certificate of Incorporation to change the Company's name from Geo. A.
          Hormel & Company to HORMEL FOODS CORPORATION was approved.

             FOR  68,055,044             AGAINST  555,035



Item 6.   Exhibits and Reports on Form 8-K

          None.


                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  HORMEL FOODS CORPORATION


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