Form 10-Q/A
period 1995-01-28
HORMEL GEO A & CO
filed 1995-04-21
CIK 48465

SECURITIES AND EXCHANGE COMMISSION


                     Washington, D. C. 20549

                    ________________________

               AMENDMENT TO APPLICATION OR REPORT

          Filed pursuant to Section 12, 13 or 15(d) of

               THE SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number 1-2402

                    HORMEL FOODS CORPORATION
       (Exact name of registrant as specified in charter)

                         1 Hormel Place
                  Austin, Minnesota 55912-3680

                   Telephone - (507) 437-5737

                      10Q/A AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its
Quarterly Report for the quarter ended January 28, 1995 as set forth in the pages attached hereto.

PART II - OTHER INFORMATION

     Insert new pages 9 and 10 which includes listing of Exhibit
27, Financial Data Schedule, which goes only to the SEC, to Part
II, Item 6. Exhibits and Reports on Form 8K.


                              HORMEL FOODS CORPORATION
                                     (Registrant)



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