Form 10-Q
period 1995-04-29
HORMEL GEO A & CO
filed 1995-06-14
CIK 48465

SECURITIES AND EXCHANGE COMMISSION


                              Washington, D. C. 20549

                                    FORM 10-Q
                    QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended April 29, 1995                                 Commission File
                                                                 Number 1-2402

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


               YES  XXX                      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


                  Class                         Outstanding at April 29, 1995
Common Stock            - $.1172 par value                 76,696,569
Common Stock Non-Voting - $.01 par value                       -0-

Pages: This report contains nine pages numbered sequentially from this cover page.






                                        1

                                                          FORM 10-Q

PART I - FINANCIAL INFORMATION

STATEMENTS OF FINANCIAL POSITION

HORMEL FOODS CORPORATION

                                             April 29,     October 29,
                                                1995            1994
                                             (Unaudited)
                                               (Thousands of Dollars)


ASSETS

CURRENT ASSETS
     Cash and cash equivalents               $ 216,324       $ 248,599
     Short-term marketable securities--
      at cost which approximates market          9,230          11,360
     Accounts receivable                       188,582         228,369
     Inventories                               216,766         199,243
     Deferred Income Taxes                      15,761          14,213
     Prepaid expenses                            7,343           6,431
                  TOTAL CURRENT ASSETS         654,006         708,215


DEFERRED INCOME TAXES                           67,933          70,791

INTANGIBLES                                     80,248          79,302

INVESTMENTS AND OTHER ASSETS                    74,473          67,524

PROPERTY, PLANT AND EQUIPMENT

     Land                                        7,075           6,658
     Buildings                                 157,398         152,786
     Equipment                                 459,964         451,301
     Construction in progress                   48,722          26,476
                                               673,159         637,221
Less allowance for depreciation               (378,144)       (366,335)
                                               295,015         270,886








                                            $1,171,675      $1,196,718


See notes to financial statements



                                     2
                                                            FORM 10-Q


STATEMENTS OF FINANCIAL POSITION

HORMEL FOODS CORPORATION

                                             April 29,     October 29,
                                                1995            1994
                                             (Unaudited)
                                               (Thousands of Dollars)


LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES

     Accounts payable                         $  91,674      $ 112,851
     Accrued expenses                            33,377         29,320
     Accrued advertising                         16,033         31,863
     Employee compensation                       38,208         41,989
     Taxes other than federal income taxes       15,927         17,606
     Dividends payable                           11,122          9,585
     Federal income taxes                             0         21,303
     Current maturities of long-term debt         1,323            400

                 TOTAL CURRENT LIABILITIES      207,664         264,917

LONG-TERM DEBT - less current maturities         17,767          10,300

ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION   235,224         235,124

ACCRUED PENSION COSTS                                 0          12,265

OTHER LONG-TERM LIABILITIES                      12,287          13,023


STOCKHOLDERS' INVESTMENT
     Preferred Stock, par value $.01 a
       share--authorized 40,000,000 shares;
       issued - none
     Common stock, non-voting, par value
       $.01 a share--authorized 40,000,000
       shares; issued - none
     Common Stock, par value $.1172 a share --
       authorized 200,000,000 shares; issued
       76,852,128 shares                         9,007           9,007
     Additional paid-in capital                 16,451          15,696
     Shares held in treasury.                 (  4,088)       (  3,632)
                                                21,370          21,071

     Earnings reinvested in business           677,363         640,018
                                               698,733         661,089

                                            $1,171,675      $1,196,718


See notes to financial statements

                                                          FORM 10-Q

STATEMENTS OF EARNINGS (Unaudited)
GEO. A. HORMEL & COMPANY
(In Thousands of Dollars, Except Per Share Amounts)

                                     Three Months Ended    Six Months Ended
                                    April 29,  April 30,  April 29,  April 30,
                                      1995       1994       1995       1994

Sales, less returns and allowances  $748,046  $767,018  $1,478,766  $1,483,187

Cost of products sold                 566,009   597,730   1,094,584   1,155,139

                    GROSS PROFIT     182,037   169,288     384,182      328,048
Expenses:
  Selling and delivery               126,953   117,478     256,806     230,185
  Administrative and general          16,616    14,514      34,398      28,543

                OPERATING INCOME      38,468    37,296     92,978       69,320

Other income and expenses:
  Other income-net                     3,067       977      6,521        2,848

  Interest expense                     ( 438)   (  613)    (  749)      (1,204)


EARNINGS BEFORE INCOME TAXES           41,097    37,660      98,750       70,964

Provision for income taxes            15,743    14,634      37,908       27,388

NET EARNINGS                         $25,354  $ 23,026    $ 60,842     $ 43,576



NET EARNINGS PER SHARE                 $0.33     $0.30       $0.79        $0.57




See notes to financial statements

                                                          FORM 10-Q

STATEMENTS OF CASH FLOWS (Unaudited)
HORMEL FOODS CORPORATION
                                           Six Months    Six Months
                                           Ended         Ended
                                           April 29,     April 30,
                                              1995          1994
                                             (Thousands of Dollars)
OPERATING ACTIVITIES
  Net earnings                              $   60,842     $  43,576
  Adjustments to reconcile to net cash
    provided by operating activities:
      Depreciation                              16,473        15,896
      Amortization of intangibles                1,853         1,350
      Provision for deferred income taxes        1,310        (2,089)
      (Gain) loss on property/equipment sales     (150)            6
      Changes in operating assets and
      liabilities:
            Decrease in accounts receivable     39,787        30,996
            (Increase) in inventories
            and prepaid expenses               (18,435)      (15,510)
            Decrease in accounts
             payable and accrued expenses      (72,614)      (13,396)
NET CASH PROVIDED BY OPERATING ACTIVITIES       29,066        60,829

INVESTING ACTIVITIES
  Sale of short-term marketable securities       2,130           142
  Acquisitions of businesses                    (2,799)
  Purchases of property/equipment              (41,993)      (29,958)
  Proceeds from sales of property/equipment      1,539           363
  (Increase) decrease in investments
    and other assets                           ( 6,949)        4,114
NET CASH USED IN INVESTING ACTIVITIES          (48,072)      (25,339)

FINANCING ACTIVITIES
  Proceeds from long-term borrowings            10,000
  Principal payments on long-term debt           (1,610)
  Dividends paid on Common Stock               (20,706)      (18,021)
  Other                                           (953)       (1,611)
NET CASH USED IN FINANCING ACTIVITIES          (13,269)      (19,632)

 INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                              (32,275)       15,858

 Cash and cash equivalents
   at beginning of year                        248,599       157,558

 CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                             $216,324      $173,416

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

NOTE B

The results of operations for the six month periods ended April 29, 1995, and April 30, 1994 are not necessarily indicative of the results to be expected for the full year.

                                                  FORM 10-Q



MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HORMEL FOODS CORPORATION

RESULTS OF OPERATIONS


Net earnings in the second quarter increased 10.1% to $25,354,000 from $23,026,000 during the same quarter of 1994. Sales for the quarter decreased 2.5 percent to $748,046,000 from $767,018,000 last year. Sales tonnage for the period decreased by .5 percent compared to the same quarter of 1994.

During the quarter live pork and pork raw material prices returned to more normal levels which reduced the volume and margins for the commodity fresh pork business. The Company's emphasis on higher margin branded consumer items provided a product mix which enabled the Company to maintain average margins and report record earnings as sales dollars and tonnage volume declined.

Earnings for the first six months increased 39.6 to $60,842,000 compared to $43,576,000 for the same period last year. Net sales for the first half of 1995 decreased .3 percent to $1,478,766,000.
from $1,483,187,000 in 1994.   Tonnage volume increased 3.0 percent
over the same period of 1994.

The Company's core Hormel processed foods business continues to be the major contributor to earnings and sales results. Sales and tonnage growth by the Meat Products and Foodservice Groups was especially good and the Grocery Products Division of the Prepared Foods
Group maintained a strong market share for established brands while volume growth by products in the fast growing ethnic foods category exceeded the category growth.

Jennie-O Foods Inc. made a substantial contribution to Company results in the second quarter. Jennie-O's business plan for the third and fourth quarters projects a continued strong performance. Construction of a new turkey processing plant at Montevideo, Minnesota, was started in the second quarter and will be completed in May of 1996.

Jennie-O has exercised an option to purchase the assets of West Central Turkeys which include a slaughter and processing plant in Pelican Rapids, Minnesota. The purchase will close in June of 1995. The acquisition of West Central Turkeys and the new plant construction project is a reflection of the Company's of continued investment in new and existing plant facilities due to sales tonnage and profit growth at Jennie-O.

Results at Dubuque Foods, Inc. and Farm Fresh Catfish Company continued to be negatively impacted by market conditions. Fresh pork prices were the main problem at Dubuque while Farm Fresh was hurt by a shortage of live fish due to poor growing weather



                              7
                                                  FORM 10-Q



MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HORMEL FOODS CORPORATION

RESULTS OF OPERATIONS


in the southeast. It will be difficult for Dubuque Foods and Farm Fresh Catfish to meet their business plans for 1995 even though some improvement is expected in the pork and fish commodity markets during the remainder of the year.

Advertising and promotional expenses for the quarter and first six months wer $52,527,000 and $108,205,000 compared to $46,527,000 and $92,336,000 for the same periods of 1994. The Company's strategy on advertising and promotion of it's product lines is to aggressively introduce new products while promoting its older more mature product lines to maintain and increase market share.

Other income is primarily interest income and the increase compared to last year is reflective of the interest rate increases throughout the year.

The effective tax rate for the quarter and first half was 38.3 and
38.4 percent, respectively, compared to 38.9 and 38.6 percent last year.






























                           8

                                                   FORM 10-Q

FINANCIAL CONDITION

Ratio comparisons for the first quarter of 1995 and 1994, which demonstrate the Company's financial strength, are as follows:

                                      End of Quarter
                                2nd Quarter    2nd Quarter
                                   1995           1994

Liquidity Ratios
  Current ratio                      3.1            2.9
  Receivables turnover              14.2           14.6
  Days sales in receivables         23.3 days      23.1 days
  Inventory turnover                10.5           10.7
  Days sales in inventory           36.1 days      35.4 days

Leverage Ratio
  Long-term debt to equity           2.7%           1.0%

Operating Ratios
  Pre-tax profit to net worth       29.0%          24.4%
  Pre-tax profit to total assets    16.7%          12.9%

Changes during the first six months in current asset and liability balances followed normal seasonal patterns. Inventory levels are adequate for the traditional promotional activities that occur during the third and fourth quarters.

The Company continues to invest heavily in plant and equipment to achieve the best productivity, utilization and return on investment. The Company has major renovation or expansion projects in progress at its Fremont, Nebraska, Davenport, Iowa and Austin, Minnesota plants. Jennie-O Foods has started construction of a new turkey processing plant at Montevideo, Minnesota and will complete a major expansion project at West Central Turkeys during the third quarter.

The Company continues to keep excess funds invested short term as it examines acquisition opportunities that meet its long-term operating goals. Long-term debt consists of small issue Industrial Revenue Bonds of varying maturities and debt used to invest in the federal affordable housing program. The leverage ratio reflects the significant borrowing capacity available to the Company if needed to take advantage of any business opportunities that may arise.










                                9

                                                   FORM 10-Q


PART II - OTHER INFORMATION


Item 4.   NONE



Item 6.   Exhibits and Reports on Form 8-K

          None.


                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  HORMEL FOODS CORPORATION


Date:                             By: s/s
                                     D. J. HODAPP
                                     Executive Vice President
                                     & Chief Financial Officer


Date:                             By: s/s
                                     R. J. THATCHER
                                     Vice President and
                                     Treasurer

























                                 10