Form 10-K
HORMEL FOODS CORP /DE/
filed 1996-01-26
CIK 48465

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 28, 1995, Commission File No. 1-2402

                       HORMEL FOODS CORPORATION

        (Exact name of registrant as specified in its charter)

           Delaware                          41-0319970

(State or other Jurisdiction of           (I.R.S. Employer
Incorporation or organization)          Identification No.)
                  1 Hormel Place
                Austin, Minnesota            55912-3680

     (Address of principal executive offices)(Zip code)

Registrant's telephone number, including area code (507) 437-5737

Securities registered pursuant to Section 12 (b) of the Act:

                                      Name of Each Exchange on
     Title of Each Class                  Which Registered


Common Stock, $.1172 Par Value        New York Stock Exchange


Securities registered pursuant to Section 12 (g) of the Act:

                                 None

                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to
such filing requirements for the past 90 days. Yes   X        No_____

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of December 1, 1995.

     Common Stock - $1,063,358,863


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date covered by this report.

     Common Stock,  $.1172 Par  Value-76,715,531 shares  at December 1,
1995

     Common Stock  Non-Voting, $.01  Par Value-0  shares at December 1,
1995


                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Stockholders' Report for the year ended October 28, 1995, are incorporated by reference into Part II and included as a separate section in the electronic filing to the SEC.

Portions of the proxy statement for the Annual Meeting of the Stockholders to be held January 30, 1996, are incorporated by reference into Part II and included as a separate section in the electronic filing to the SEC.
PART I

Item 1. BUSINESS

General Development of Business


     (a) Hormel Foods Corporation, a Delaware corporation, was founded by George A. Hormel in 1891 in Austin, Minnesota as George A. Hormel & Company. The Company started as a processor of meat and food products and continues in this line of business. The Company name was changed to Hormel Foods Corporation on January 31, 1995. The parent company is primarily engaged in the production of a variety of meat and food products and the marketing of those products throughout the United States. Although pork remains the major raw material for Hormel products, the Company has emphasized for several years the manufacture and distribution of branded, consumer packaged items rather than the commodity fresh meat business closely associated with the industry in the past. New product introductions the past few years have emphasized a variety of branded turkey products produced and sold under the Jennie-O label and the fast growing ethnic food market with Chi-Chi's line of Mexican foods, House of Tsang oriental sauces and food products, and Mediterranean food products under the Peloponnese and Melting Pot labels.

          The Company's larger subsidiaries include Jennie-O Foods, Inc.; Dubuque Foods, Inc.; Farm Fresh Catfish Company; Hormel Foods International Corporation and Vista International Packaging, Inc. Jennie-O, a Willmar, Minnesota based turkey processor, was acquired in December 1986. Jennie-O markets its products nationwide through its own sales force and brokers, providing the Company with a significant presence in this important, and growing segment of the industry.

          Dubuque Foods, Inc. formerly named FDL Marketing, Inc. was formed in 1985 to be the exclusive marketer of the production of FDL Foods, Inc., a Dubuque, Iowa, meat packer. In July of 1993, the Company acquired through two subsidiaries, Dubuque Foods, Inc. and Rochelle Foods, Inc., a portion of the assets of FDL Foods. Dubuque Foods acquired the FDL Foods brands and trademarks. Rochelle Foods acquired the FDL Foods manufacturing operations at Rochelle, Illinois. FDL Foods has a co-packing agreement to produce product for Dubuque Foods.

          Farm Fresh Catfish Company, acquired in 1983, competes in the seafood protein segment of the food industry. Farm Fresh raises, slaughters and distributes farm raised catfish primarily in the southeastern section of the United States through a network of brokers.

          The Company markets its products internationally through Hormel Foods International Corporation. Hormel Foods International has been increasing its presence in the international marketplace through joint ventures and placement of personnel in strategic foreign locations.

          Joint ventures have been established in Mexico, China, and Australia. Hormel International marketing and sales personnel have been located in Hong Kong, England, Mexico and Australia. Investment of personnel and capital in the foreign segment of the business is expected to continue for the foreseeable future.

          Vista International Packaging, Inc. imports, customizes, and distributes, a variety of natural and artificial casings for the meat and food processing industry.

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

          The percentage of total revenues contributed by classes of similar products for the last three fiscal years of the Company are as follows:

                                        Year Ended
                               October   October   October
                               28,1995   29,1994   30,1993

          Meat Products          54.4%    57.3%     57.0%
          Prepared Foods         28.0      26.0      26.9
          Poultry, Fish, Other   17.6      16.7      16.1


                                100.0%    100.0%    100.0%


          Meat Products includes fresh meats, sausages, hams, wieners and bacon. Prepared Foods products include canned luncheon meats, shelf stable microwaveable entrees, stews, chilies, hash, meat spreads and frozen processed products. Jennie-O turkey and Farm Fresh catfish products are included in the Poultry, Fish and Other category.

          Hormel Foods has numerous trademarks and patents which are important to the Company's business. Some of the trademarks are registered and some are not. The more significant trademarks are: HORMEL, BLACK LABEL, BY GEORGE, CURE 81, CUREMASTER, DI LUSSO, DINTY MOORE, FRANK 'N STUFF, HOMELAND, LAYOUT PACK, LIGHT & LEAN, LIGHT & LEAN 97, LITTLE SIZZLERS, MARY KITCHEN, RANGE BRAND, ROSA GRANDE, SANDWICH MAKER, SPAM, WRANGLERS, TOP SHELF, JENNIE-O, FARM FRESH, KID'S KITCHEN, FAST 'N EASY, DUBUQUE, QUICK MEAL, OLD SMOKEHOUSE, and HOUSE OF TSANG. The Company holds 17 foreign and 24 U. S. patents.

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

          Quarterly results for fiscal 1995 and 1994 are reported on page 36, Note K to the financial statements in the Annual Report to Stockholders for 1995.

          On October 28, 1995, the Company had unused lines of credit of $5,000,000. A fee is paid for the availability of fixed credit lines. The parent company has no long-term debt except for Industrial Revenue Bonds with varying maturities and $13,390,000 of promissory notes through 2001 secured by limited partnership interests in the federal affordable housing program. There was no commercial paper outstanding at the end of fiscal 1995. Financial resources and anticipated funds from operations are considered adequate to meet normal operating cash requirements in 1996.

          The Company has no customers the loss of which would have a significant effect on the Company's business. During fiscal year 1995, no customer accounted for more than 5.1% of sales. Backlog orders are not significant due to the perishable nature of a large portion of the products and orders are accepted and shipped on a current basis.

          The Company continues to develop and introduce new products each year. No new product in 1995 required a material investment of Company assets. Improving and developing new products is the responsibility of task forces including personnel from operations, marketing, administration, engineering, and research and development. Research and development expenditures for fiscal 1995, 1994, and 1993, respectively, were $7,829,212, $7,742,973 and $6,904,764.
          There are 29 professional employees engaged in full time research, 11 in the area of improving existing products and 18 in developing new products.

          As of October 28, 1995, the Company had over 10,600 active employees.

          Livestock slaughtered by the parent company is purchased by Company buyers, commission dealers, sale barns and terminal markets located principally in Minnesota, Iowa, Nebraska and South Dakota. The level of pork production in the United States has an impact on Hormel's operations. Any significant decrease in the supply of pork has an adverse effect because of higher costs and lower margins coupled with an under-utilization of Company facilities. A significant increase in the supply of pork normally results in lower costs and higher margins. To minimize supply variations which impact profitability the live pork industry is rapidly moving to very large, vertically integrated, year round confinement operations. The Company, as well as its major competitors is analyzing options that will allow them to maximize the benefits of reduced volatility in the supply of fresh pork.

          Products under the Hormel label are sold in all 50 states by the parent Company. Products are sold by approximately 540 sales personnel operating in assigned territories coordinated from district sales offices located in most of the larger United States cities, and by approximately 450 brokers and distributors. Distribution of products to customers is by common carrier.

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

          Facilities that produce manufactured items are located in Algona, Iowa; Austin, Minnesota; Beloit, Wisconsin; Aurora, Illinois; Davenport, Iowa; Fremont, Nebraska; Houston, Texas; Knoxville, Iowa; Oklahoma City, Oklahoma; Stockton, California; Tucker, Georgia; and Wichita, Kansas. Custom manufacturing for Hormel is performed by several companies including Owatonna Canning Company, Owatonna, Minnesota; Lakeside Packing Company, Plainview, Minnesota; and Western Steer Mom and Pops of Claremont, North Carolina. The Company has under construction a processing plant and shipping center in Osceola, Iowa.

     JENNIE-O FOODS


          Jennie-O Foods, Inc., a Willmar, Minnesota, based turkey processor, has turkey raising, slaughter and processing operations at various locations within Minnesota. Jennie-O contracts with turkey growers to supplement the turkeys it raises to meet its raw material requirements for whole birds and processed turkey products. As part of Jennie-O's long term expansion program, a new plant is under construction at Montevideo, Minnesota which will increase processing capacity substantially. The plant is expected to begin operation in the summer of 1996.

          During 1995 Jennie-O exercised its option to purchase the assets of West Central Turkeys, Inc. of Pelican Rapids, Minnesota. West Central Turkeys had been a co-packer of whole birds and processed turkey products for Jennie-O since 1992.


     HORMEL FOODS INTERNATIONAL


          Hormel Foods International Corporation markets the Company's products in international areas including the Philippines, Japan and various European countries. The Company, through Hormel Foods International, has licensed companies to manufacture SPAM luncheon meat overseas on a royalty basis, principally Newforge Foods Limited in Great Britain. Hormel Foods International owns Hormel FSC, Inc., a foreign sales corporation, which engages in export related activities. Hormel Foods International has offices in Mexico, Hong Kong, Australia and England to increase the sales and marketing support in these geographical areas of the international marketplace. During 1995 joint venture agreements to manufacture and sell food products in China, Australia and Mexico were completed.

     FARM FRESH CATFISH


          Farm Fresh Catfish Company operates slaughter and processing plants in Arkansas and Mississippi. Live fish are purchased from independent growers to supplement the supply provided by its own farms. The catfish business continues to be a very competitive commodity oriented market segment.

     VISTA INTERNATIONAL PACKAGING


          Vista International  Packaging, Inc.,  a subsidiary of Hormel
          Foods International was switched to a subsidiary of the parent company in 1995. Vista is a food packaging company located in Kenosha, Wisconsin which imports, customizes, and distributes, a variety of natural and artificial casings for the meat and food processing industry.

     DUBUQUE FOODS


          Dubuque Foods, Inc., formerly called FDL Marketing, Inc., purchased the brands and trademarks of FDL Foods, Inc., Dubuque, Iowa, in July of 1993. FDL Foods produces product to Dubuque Foods' specifications at its Dubuque, Iowa plant under a five year co-packing agreement. In September of 1995 Dubuque Foods terminated, for economic reasons, the portion of the co-packing agreement with FDL Foods providing for the purchase of fresh pork. This substantially reduced the volume of product provided by FDL Foods to Dubuque and resulted in FDL Foods closing its remaining slaughter operations.

          FDL Foods also sold its Rochelle, Illinois slaughter and processing operations to Rochelle Foods, Inc., a sister subsidiary of Dubuque Foods. Rochelle Foods produces product for Dubuque Foods under a co-packing arrangement, however, following a transition period, it is anticipated that it will primarily produce product for Hormel Foods under the Hormel trademarks.


Executive Officers of the Registrant

     (d)
                                                                    Year
                                                                Which First
                                                                  Elected
          Name                Office                      Age     Officer


          Joel W. Johnson     Chairman of the Board,       52       1991
                              President and Chief
                              Executive Officer

          Don J. Hodapp       Executive Vice President     57       1969
                              & Chief Financial Officer

          Gary J. Ray         Executive Vice President     49       1988

          James W. Cole       Group Vice President,        61       1990
                              Foodservice Group

          David N. Dickson    Group Vice President,        52       1989
                              International, and
                              Corporate Development

          Stanley E. Kerber   Group Vice President,        57       1977
                              Meat Products Group

          Robert F. Patterson Group Vice President,        55       1984
                              Prepared Foods Group

          Eric A. Brown       Senior Vice President,       49       1987
                              Meat Products Group
                                                                    Year
                                                                Which First
                                                                  Elected
          Name                Office                      Age     Officer


          Richard W. Schlange Vice President and           60       1969
                              Controller

          Mahlon C. Schneider Vice President and           56       1990
                              General Counsel

          Richard A. Bross    Vice President,              44       1995
                              Grocery Products

          Forrest D. Dryden   Vice President, Research     52       1987
                              & Development Division

          Jerry C. Figenskau  Vice President, Specialty    55       1994
                              Products Division

          James A. Jorgenson  Vice President,              50       1990
                              Human Resources

          Gary C. Paxton      Vice President,              50       1992
                              Manufacturing

          Don L. Pohlman      Vice President,              59       1988
                              Foodservice Sales

          Kenneth P. Regner   Vice President,              58       1989
                              Engineering

          James N. Rieth      Vice President, Hormel       55       1981
                              and President
                              Jennie-O Foods, Inc.

          Robert A. Slavik    Vice President,              50       1993
                              Meat Products Sales

          Robert G. Wells     Vice President, Pork,        59       1982
                              Provisions and
                              Refineries

          Michael J. McCoy    Treasurer                    48       1994

          Thomas J. Leake     Corporate Secretary          50       1990

          No family relationship exists among the executive officers.

          All of the above executive officers have been employed by the Registrant in an officer capacity for more than the past five years except Mr. Joel W. Johnson, Executive Vice President and General Manager of Oscar Mayer Foods until being employed by the Company as Executive Vice President, Sales and Marketing on June 27, 1991, on July 27, 1992 he was elected President of the Company, and on September 30, 1993, he was elected Chief Executive Officer, on December 8, 1995 he was elected to the additional post of Chairman of the Board; Mr. Gary Paxton, Director Sausage Production until November 19, 1990 when he was named Plant Manager of the Austin Plant, on January 28, 1992 he was elected Vice President, Manufacturing; Mr. Robert A. Slavik, Director Meat Products Sales until January 26, 1993 when he was elected Vice President, Meat Products Sales; Mr. Jerry C. Figenskau, Director of Marketing Services until December 30, 1991 when he was named Director Specialty Products, on January 24, 1994 he was elected Vice President, Specialty Products; Mr. Richard A. Bross, Director of Grocery Products Marketing until January 3, 1994 when he was named General Manager of Grocery Products, on January 30, 1995 he was elected Vice President, Grocery Products; Mr. Michael J. McCoy Vice President, Treasurer of FDL Foods, Inc. until being employed by the Company on special assignment Treasury Division on October 3, 1994, on November 21, 1994 he was appointed Assistant Treasurer and on January 1, 1996 he was elected Treasurer.

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


Item 2. PROPERTIES

                                         Approximate
                                         Floor Space
                                       (Square Feet) Owned or
          Expiration
          Location                      Unless Noted   Leased          Date


          Hormel Foods Corporation


          Slaughtering and

          Processing Plants


           Austin, Minnesota
             Slaughter                       212,000    Owned       (Leased
           Out)
             Processing                      912,000    Owned

           Fremont, Nebraska                 617,000    Owned

           Rochelle, Illinois                429,000    Owned
             (Rochelle Foods, Inc.)

          Processing Plants


           Algona, Iowa                      152,000    Owned
           Austin, Minnesota Annex            82,000    Owned
           Beloit, Wisconsin                 338,000    Owned
           Davenport, Iowa                   148,000    Owned
           Houston, Texas                     93,000    Owned
           Knoxville, Iowa                   130,000    Owned
           Oklahoma City, Oklahoma            56,000    Owned
           Osceola, Iowa                                Owned
             (Under construction)
           Ottumwa, Iowa                     135,000    Owned Closed
           Stockton, California              139,000    Owned
           Tucker, Georgia                   259,000    Owned
           Wichita, Kansas                    75,000    Owned
             (Dold Foods, Inc.)
           Long Prairie, Minnesota            78,000    Owned
             (Dan's Prize, Inc.)
           Aurora, Illinois                   70,000    Leased January
           1998
             (Creative Contract Packaging Corp.)
           Aurora, Illinois                   70,000    Owned
             (Herb-Ox Plant)

          Research and Development Center


           Austin, Minnesota                  56,000    Owned

          Corporate Offices


           Austin, Minnesota                 119,000    Owned

          Jennie-O Foods, Inc.


           Willmar, Minnesota
             Airport Plant location          282,000    Owned
           Willmar, Minnesota
             Benson Ave. Plant                79,000    Owned
           Melrose, Minnesota Plant          119,000    Owned
           Turkey farms - acres                7,815    Owned
           Henning, Minnesota                  5,200    Owned
             Feed Mill
           Atwater, Minnesota                 14,000    Owned
             Feed Mill
           Montevideo, Minnesota Plant                  Owned
             (Under construction)
           Pelican Rapids, Minnesota         185,000    Owned
             West Central Turkeys Plant

          Farm Fresh Catfish, Inc.


           Hollandale, Mississippi Plant      50,000    Owned
           Lake Village, Arkansas Plant       21,000    Owned
           Fish farms - water acres            3,198   Leased       Various

          Vista International Packaging, Inc.


           Kenosha, Wisconsin Plant           61,000    Owned

          Algona Food Equipment Company (AFECO)


           Algona, Iowa Plant                 45,000    Owned

          The Company has major expansion or renovation projects at Austin, Minnesota, Osceola, Iowa, Fremont, Nebraska and Jennie-O at Montevideo, Minnesota plants.

          The Company believes its operating facilities are well maintained and suitable for current production volumes, and after the completion of the expansion and renovation projects, for all volumes which are anticipated in the foreseeable future. During 1994 the Company established a reserve for a probable loss on disposition of the closed facility at Ottumwa, Iowa. The sale of the Ottumwa facility is scheduled to close during the first quarter of 1996.


Item 3.   LEGAL PROCEEDINGS

          During the first quarter of Fiscal 1996, Farm Fresh and Hormel Foods settled for $7,500,000 an antitrust class-action lawsuit filed in the United States District Court for the Northern District of Mississippi, Delta division, filed on February 7, 1992, on behalf of all purchasers of catfish in the United States from 1981 to 1990. Farm Fresh and Hormel Foods were two of several defendants in an alleged conspiracy to fix prices of all farm-raised catfish products among competing processors of catfish. While management believes plantiffs' claims are without merit, particularly since many of the events in question happened more than two years before Hormel Foods formed Farm Fresh in 1983, in management's view continued defense of the case subjected the Company and its shareholders to risk because of the potential size of the claim and the inherent uncertainty of commercial litigation. The Company decided to settle the lawsuits and eliminate this risk as well as the continuing expense of litigation. The settlement which is not considered material on an annualized basis is subject to the court's approval. Similar suits have been pending in California and Alabama state courts since 1992 as well.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to stockholders during the fourth quarter of the 1995 fiscal year.
PART II


Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

          Information about Common Stock market prices, dividends, principal market of trade and number of stockholders on pages 40 of the Annual Stockholders' Report for the year ended October 28, 1995, is incorporated herein by reference. The Company's Common Stock has been listed on the New York Stock Exchange since January 16, 1990.


Item 6.   SELECTED FINANCIAL DATA

          Selected Financial Data for the ten years ended October 28, 1995, on pages 26 and 27 of the Annual Stockholders' Report for the year ended October 28, 1995, is incorporated herein by reference.


Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION

          Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 38 and 39 of the Annual Stockholders' Report for the year ended October 28, 1995, is incorporated herein by reference.


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Consolidated Financial Statements, including unaudited quarterly data, on pages 28 through 36 and Report of Independent Auditors on page 37 of the Annual Stockholders' Report for the year ended October 28, 1995 are incorporated herein by reference.


Item 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                               PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information under "Election of Directors", contained on pages 3 through 5 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 30, 1996, is incorporated herein by reference.

          Information concerning  Executive Officers  is set  forth  in
          Item 1(d) of Part I pursuant to Instruction 3, Paragraph (b) of Item 401 of Regulation S-K.


Item 11.  EXECUTIVE COMPENSATION

          Information for the year ended October 28, 1995, under "Executive Compensation" on pages 8 through 13 and "Compensation of Directors" on page 5 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 30, 1996, is incorporated herein by reference.


Item 12.  SECURITY  OWNERSHIP   OF  CERTAIN   BENEFICIAL   OWNERS   AND
MANAGEMENT

          Ownership of securities of the Company by certain beneficial owners and management for the year ended October 28, 1995, as set forth on pages 6 and 7 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 30, 1996, is incorporated herein by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information under "Other Information Relating to Directors, Nominees, and Executive Officers" for the year ended October 28, 1995, as set forth on page 14 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 30, 1996, is incorporated herein by reference.


                                PART IV


Item 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K

          (a) (1) and (2)-The response to this portion of Item 14 is submitted as a separate section of this report.

            (3) -List of Exhibits-The response to this portion of Item 14 is submitted as a separate section of this report.

          (b) The Company filed a Form 8-K on October 26, 1995 announcing earnings for the fiscal year were expected to meet or slightly exceed last year's earnings per share of $1.54. The anticipated results were below Wall Street estimates which averaged $1.76 per share.

            The Company filed a Form 8-K on December 13, 1995 announcing the retirement of Richard L. Knowlton from the Hormel Foods Corporation Board of Directors. Company
            President Joel W. Johnson, who succeeded Mr. Knowlton as Chief Executive Officer in September 1993, was elected to the additional position of Chairman of the Board.

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

                       HORMEL FOODS CORPORATION

By/s/ Joel W. Johnson                          January 26, 1996

Joel W. Johnson, Chairman of the Board               Date
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

                                    Chairman of the Board, President,
/s/ Joel W. Johnson       1/26/96   Chief   Executive    Officer    and
                                    Director
Joel W. Johnson             Date    (Principal Executive Officer)

                                    Executive Vice President
                                    and Chief Financial Officer
                                    and Director
/s/ Don J. Hodapp         1/26/96   (Principal Financial and
Don J. Hodapp               Date    Accounting Officer)

/s/ Gary J. Ray           1/26/96   Executive Vice President

Gary J. Ray                 Date    and Director

/s/ James W. Cole         1/26/96   Group Vice President

James W. Cole               Date    Foodservice Group and Director

                                    Group Vice President
                                    International and
/s/ David N. Dickson      1/26/96   Corporate Development
David N. Dickson            Date    and Director

/s/ Stanley E. Kerber     1/26/96   Group Vice President Meat

Stanley E. Kerber           Date    Products Group and Director

                                    Group Vice President
/s/ Robert F. Patterson   1/26/96   Prepared Foods Group
Robert F. Patterson         Date    and Director

/s/ John W. Allen         1/26/96   Director
John W. Allen               Date

/s/ William S. Davila     1/26/96   Director
William S. Davila           Date

/s/ Luella G. Goldberg    1/26/96   Director
Luella G. Goldberg          Date

/s/ Geraldine M. Joseph   1/26/96   Director
Geraldine M. Joseph         Date

/s/ Earl B. Olson         1/26/96   Director
Earl B. Olson               Date

/s/ Ray V. Rose           1/26/96   Director
Ray V. Rose                 Date

/s/ Dr. Robert R. Waller  1/26/96   Director
Dr. Robert R. Waller        Date


                      ANNUAL REPORT ON FORM 10-K

         ITEM 14 (a) (1), (2), AND (3) AND ITEM 14 (c) AND (d)

                     LIST OF FINANCIAL STATEMENTS
                   AND FINANCIAL STATEMENT SCHEDULE

                     FINANCIAL STATEMENT SCHEDULE

                           LIST OF EXHIBITS

                      YEAR ENDED OCTOBER 28, 1995

                       HORMEL FOODS CORPORATION

                           Austin, Minnesota

Item 14(a) (1), (2) and (3) and Item 14 (c) and (d)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

HORMEL FOODS CORPORATION

October 28, 1995


The following consolidated financial statements of Hormel Foods Corporation included in the Annual Report of the Registrant to its stockholders for the year ended October 28, 1995, are incorporated herein by reference in Item 8 of Part II of this report:

Consolidated Statements of Financial Position-October 28, 1995 and October 29, 1994.

Consolidated Statements of Operations-Years Ended October 28, 1995, October 29, 1994 and October 30, 1993.

Consolidated Statements of Changes in Stockholders' Investment-Years Ended October 28, 1995, October 29, 1994 and October 30, 1993.

Consolidated Statements of Cash Flows-Years Ended October 28, 1995, October 29, 1994 and October 30, 1993.

Notes to Financial Statements-October 28, 1995.

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
(2)     |               |
                             | Balance at  | Charged to
Charged to  |               |               Balance at
                             | Beginning   | Costs and    Other
Accounts-|  Deductions-- |                  End of
Classification               | of Period   |  Expense
Describe     |            Describe   |       Period
-----------------------------+-------------+---------------------
--------+---------------+------------

Valuation reserve deduction
from assets account:




  Fiscal year ended
    October 28, 1995:
      Allowance for
      doubtful accounts
      receivable               $1,413           $971           $
0          $1,189 (1)       $1,413
            (218)(2)

  Fiscal year ended
    October 29, 1994:
      Allowance for
      doubtful accounts
      receivable               $1,413           $355           $
0          $  471 (1)       $1,413
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



LIST OF EXHIBITS

                     HORMEL FOODS CORPORATION


  Number  Description of Document

**        (3) A-1   Certification of Incorporation as amended to
date.
          (filed as Exhibit 3A-1 to Annual Report on Form 10-K for fiscal year ended October 27, 1990.)

**        (3) B-1   By-laws as amended to date (filed as Exhibit
3B-1 to Annual Report on Form 10-K for
          fiscal year ended October 30, 1993.)

  (4) Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed.
The Company agrees to furnish a
          copy thereof to the Securities and Exchange Commission upon request.

  (9)     None.

  (10)    None.

  (11)    None.

  (12)    None.

**        (13) Pages 25 through 40 of the Annual Report to
Stockholders for fiscal year ended October 28, 1995.

  (18)    None.

  (19)    None.

  (22)    None.

**        (23) Consent of Independent Auditors.

  (24)    None.

  (25)    None.

**        (27) Financial Data Schedule.

  (28)    None.

**        These Exhibits transmitted via EDGAR.

EXHIBIT (3) A-1


                CERTIFICATE OF INCORPORATION

                             OF

                  HORMEL FOODS CORPORATION


     (This Certificate became effective December 30, 1960, upon filing in the office of the Secretary of State of Delaware of the November 18, 1960 Agreement of Merger between Geo. A. Hormel & Company and Hormel Incorporated.)

     FIRST:   The name  of this  corporation is HORMEL FOODS
CORPORATION.  (Amended 2-1-95)

     SECOND: Its principal office in the State of Delaware is located at 100 West Tenth Street, in the City of Wilming-ton, County of New Castle, Delaware. The name and address of its resident agent is the Corporation Trust Company, 100 West Tenth Street, Wilmington, Delaware.

     THIRD: The nature of the business, or objects or pur-poses to be transacted, promoted or carried on are to do any or all of the things herein mentioned as fully and to the same extent as natural persons might or could do, and in any part of the world, viz:

(a) To manufacture, buy and in any manner acquire and to prepare for market and import, export, sell and deal in, both at wholesale and retail and on its own account and on commission, all kinds of meats and meat products and all kinds of food and food products, and in connec-tion therewith to carry on the business of slaughtering livestock and poultry and to deal in and with all kinds of products and by-products arising therefrom; to own and operate packing houses and canning establishments and to market, sell and deal in and with all articles produced or handled in connection therewith; to acquire by purchase or lease and to sell, mortgage, own, manage and operate such real estate and such personal property as may be necessary or convenient in the conduct of its business; to manufacture ice and to operate refrigera-tion plants, to own and operate refrigerator and other cars, either as owner or lessee, and generally to do all those things which are incidental to the aforesaid business.

(b) To buy, or otherwise acquire, sell, lease, mortgage, own, manage, and operate farms and plantations; to deal in the products thereof; and to transact all business incidental or appurtenant thereto.

(c) To manufacture, purchase, or otherwise acquire, to hold, own, mortgage, pledge, sell, assign, and trans-fer, or otherwise dispose of, to invest, trade in, deal in and deal with goods, wares, and merchandise and property of every class and description.

(d) To acquire, by purchase or otherwise, to own, hold, buy, sell, convey, lease, mortgage or otherwise encum-ber real estate or other property, personal or mixed.

(e) To acquire the good will, trademarks, rights and prop-erty, and to undertake the whole or any part of the business or liabilities of any person, firm, associa-tion or corporation; and to pay for the same in cash, the stock of this corporation, bonds, debentures, promissory notes, or otherwise; and to hold or in any manner to dispose of the whole or any part of the prop-erty so purchased; to conduct in any lawful manner the whole or any part of the business so acquired; and to exercise all the powers necessary or convenient in and about the conduct and management of such business.

(f) To apply for, obtain, register, lease, purchase, or otherwise to acquire, and to hold, use, own, operate and introduce, and to sell, assign, or otherwise dis-pose of, any trademarks, trade names, patents, inven-tions, improvements and processes used in connection with or secured under Letter Patent of the United States, or elsewhere, or otherwise: and to use, exer-cise, develop, grant licenses in respect of, or other-wise turn to account, any such trademarks, patents, licenses, processes and the like or any such property or rights.

(g) To enter into, perform and carry out contract of every kind with any person, firm, association or corporation, and to draw, make, accept, endorse, discount, execute and issue promissory notes, bills of exchange, war-rants, bonds, debentures and other negotiable or trans-ferable instruments for any of the objects or purposes of the corporation, and to secure the same by mortgage, pledge, deed of trust, or otherwise.

(h) To hold, purchase or otherwise acquire, to sell, assign, transfer, mortgage, pledge or otherwise dispose of, shares of the capital stock and bonds, debentures or other evidences of indebtedness created by any other corporation or corporations, and, while the holder thereof, to exercise all the rights and privileges of ownership, including the right to vote thereon.

(i) To purchase, hold, sell and transfer shares of its own capital stock; provided that the corporation shall not use its funds or property for the purchase of its own shares of capital stock when such use would cause any impairment of its capital, and that shares of its own capital stock belonging to the corporation shall not be voted upon, directly or indirectly.

(j) To negotiate policies of insurance, for its own benefit or for the benefit of others, upon the life or lives of any one or more of its officers or employees and to pay the premiums thereon; to cause or permit itself to be made the beneficiary of existing policies of insurance on the life or lives of any one or more of its officers or employees and thereafter to pay the premiums thereon; to cause other persons to be made the bene-ficiaries of existing policies of insurance on the life or lives of any one or more of its officers or employ-ees and thereafter to pay the premiums thereon; and to pay the premiums on existing policies of insurance, on the life or lives of any one or more of its officers or employees, in which either this corporation or any other person or persons is or are named as beneficiary or beneficiaries.

(k) To do any and all things set forth herein as objects, purposes, powers or otherwise, and to do all other things which corporations organized under the laws of the State of Delaware may do, to the same extent and as fully as natural persons might do, so far as may be permitted by law; provided, however, that nothing herein contained shall be deemed to authorize this cor-poration to construct, hold, maintain or operate within the State of Delaware railroads, railways, telegraph or telephone lines, or to carry on within said State any public utility business.

(l) In general, to carry on any other business in con-nection with the foregoing, and to have and to exercise all the powers conferred, now or hereafter, by the laws of Delaware upon this corporation. The foregoing clauses shall be construed both as objects and powers; and it is hereby expressly provided that the foregoing enumeration of specific powers shall not be held to limit or restrict in any manner the powers of this cor-poration.

     FOURTH: The total number of shares of all classes of stock which the Corporation shall have authority to issue is 280,000,000 shares, divided into three classes consisting of 200,000,000 shares of Common Stock, par value $.1172 per share ("Common Stock"), 40,000,000 shares of Non-Voting Common Stock, par value $.01 per share ("Non-Voting Common Stock") and 40,000,000 shares of Preferred Stock, par value $.01 per share ("Preferred Stock").

Section A.  Preferred stock.

     The Board of Directors is authorized at any time and from time to time, subject to any limitations prescribed by law, to provide for the issuance of the shares of Preferred Stock in one or more series, and by filing a certificate pursuant to the applicable law of the State of Delaware, to establish from time to time the number of shares to be in-cluded in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restrictions thereof. The number of authorized shares of Preferred Stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the Common Stock, without a vote of the holders of the Preferred Stock, or of any series thereof, unless a vote of any such holders is required pur-suant to the certificate or certificates establishing the series of Preferred Stock.

Section B.  Common Stock.

     1.   Voting rights.

          Each holder of record of Common Stock shall he entitled to one (1) vote on all matters for each share of Common Stock owned of record by such holder.

     2.   Dividends.

          Subject to the rights of the holders of Preferred Stock and any other class or series of stock having a pref-erence as to dividends over the Common Stock then outstand-ing, the holders of the Common Stock shall be entitled to receive, to the extent permitted by law, such dividends as may be declared from time to time by the Board of Directors, provided, however, that:

     (a) No cash dividend or other distribution of assets, rights, evidence of indebtedness or any other property shall be declared, paid or made to the holders of Common Stock unless a cash dividend or other such distribution in like kind and equal per-share amount is simultaneously declared, paid or made to the holders of the Non-Voting Common Stock; and that

     (b) Stock dividends declared on the Common Stock shall be payable solely in shares of Common Stock. No stock divi-dend shall be declared or paid on the Common Stock unless a stock dividend payable in shares of Non-Voting Common Stock, proportionate on a per-share basis to the dividend on the Common Stock, is simultaneously declared and paid on the Non-Voting Common Stock.

     3.   Liquidation.

          In the event of the voluntary or involuntary liq-uidation, dissolution, distribution of assets or winding-up of the Corporation, after distribution in full of the pref-erential amounts, if any, to be distributed to the holders of shares of the Preferred Stock and any other class or series of stock having a preference as to liquidating dis-tributions over the Common Stock, the holders of the Common Stock shall be entitled to share ratably on a per-share basis with the holders of the Non-Voting Common Stock as a single class in all of the remaining assets of the Corpora-tion of whatever kind available for distribution to stock-holders. A consolidation or merger of the Corporation with and into any other corporation or corporations shall not be deemed to be a liquidation, dissolution, or winding-up of the Corporation as those terms are used in this paragraph 3.

Section C.  Non-Voting Common Stock.

     1.   Voting Rights.

          Except as otherwise required by law or provided in this Certificate of Incorporation, the holders of shares of Non-Voting Common Stock shall have no vote on any matter.

     2.   Dividends.

          Subject to the rights of the holders of Preferred Stock and any other class or series of stock having a pref-erence as to dividends over the Non-Voting Common Stock then outstanding, the holders of the Non-Voting Common Stock shall be entitled to receive, to the extent permitted by law, such dividends as may be declared from time to time by the Board of Directors, provided, however, that:

(a) No cash dividend or other distribution of assets, rights, evidence of indebtedness or any other property shall be declared, paid or made to the holders of the Non-Voting Common Stock unless a cash dividend or other such distribution in like kind and equal per-share amount is simultaneously declared, paid or made to the holders of Common Stock; and that

(b) Stock dividends declared on the Non-Voting Common Stock shall be payable solely in shares of Non-Voting Common Stock. No stock dividend shall be declared or paid on the Non-Voting Common Stock unless a stock dividend payable in shares of Common Stock, proportionate on a per-share basis to the dividend on the Non-Voting Common Stock, is simultaneously declared and paid on the Common Stock.

     3.   Liquidation.

          In the event of the voluntary or involuntary liq-uidation, dissolution, distribution of assets or winding-up of the Corporation, after distribution in full of the pref-erential amounts, if any, to be distributed to the holders of shares of the Preferred Stock and any other class or series of stock having a preference as to liquidating dis-tributions over the Non-Voting Common Stock, the holders of the Non-Voting Common Stock shall be entitled to share rat-ably on a per-share basis with the holders of the Common Stock as a single class in all of the remaining assets of the Corporation of whatever kind available for distribution to stockholders. A consolidation or merger of the Corpora-tion with and into any other corporation or corporations shall not be deemed to be a liquidation, dissolution, or winding-up of the Corporation as those terms are used in this paragraph 3. (Amended January 10, 1949; December 22, 1959; November 18, 1960; January 30, 1968; November 22,
1971; January 29, 1980; December 5, 1983; September 3, 1985;
February 17,  1987; June  1, 1987; January 31, 1990; January
30, 1991)

     FIFTH:  The corporation is to have perpetual existence.

     SIXTH: The private property of the stockholders of the corporation shall not be subject to the payment of corporate debts of the corporation to any extent whatever.

     SEVENTH: Whenever a compromise or arrangement is pro-posed between this corporation and its creditors or any class of them and/or between this corporation and its stock-holders or any class of them, any court of equitable juris-diction within the State of Delaware may, on the application in a summary way of this corporation or of any creditor or stockholder thereof, or on the application of any receiver or receivers appointed for this corporation under the provi-sions of Section 291 of Title 8 of the Delaware Code, or on the application of trustees in dissolution or of any receiver or receivers appointed for this corporation under the provisions of Section 279 of Title 8 of the Delaware Code, order a meeting of the creditors or class of credi-tors, and/or of the stockholders or class of stockholders of this corporation, as the case may be, to be summoned in such manner as the said Court directs. If a majority in number representing three-fourths in value of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this corporation, as the case may be, agree to any compromise or arrangement and to any reorganization of this corporation as consequence of such compromise or arrangement, the said compromise or arrangement and the said reorganization shall. if sanctioned by the Court to which the said application has been made, be binding on all the creditors or class of creditors, and/or on all the stock-holders or class of stockholders, of this corporation, as the case may be, and also on this corporation.

     EIGHTH:   In furtherance,  and not in limitation of the
powers conferred by statute, the Board of Directors is expressly authorized:

(a) To make, alter, amend and rescind the Bylaws of this corporation;

(b) From time to time to determine whether and to what extent and at which times and places and under what conditions and regulations, the accounts and books of this corporation (other than the stock ledger) or any of them, shall be open to inspection of stockholders; and no stockholder shall have any right of inspecting any account, book, or document of this corporation except as conferred by statute, unless authorized by a resolution of stockholders or directors;

(c) To fix the amount to be reserved as working capital; to authorize and cause to be executed mortgages and liens upon the real and personal property and franchises of this corporation;

(d) By resolution or resolutions passed by a majority of the whole Board, to designate one or more committees, each committee to consist of two or more of the direc-tors of the corporation, which, to the extent provided in said resolution or resolutions, or in the Bylaws of the corporation shall have and may exercise the powers of the Board of Directors in the management of the business and the affairs of the corporation, and may have power to authorize the seal of the corporation to be affixed to all papers which may require it. Such committee or committees shall have such name or names as may be stated in the Bylaws of the corporation or as may be determined from time to time by resolution adopted by the Board of Directors.

     Both stockholders and directors shall have the power, if the Bylaws so provide, to hold their meetings either within or without the State of Delaware; the corporation shall also have the power, if the Bylaws so provide, to have one or more offices within or without the State of Delaware, in addition to the principal office in Delaware, and to keep the books of this corporation (subject to the provisions of the statute) outside of the State of Delaware at such places as may from time to time be designated by the Board of Directors. (Amended January 29, 1980)

     This corporation may in its Bylaws confer powers addi-tional to the foregoing upon the directors and may also con-fer upon them powers in addition to the powers and authori-ties expressly conferred upon them by the statute.

     NINTH:   Except as otherwise expressly provided in this
Article NINTH:

     (i) any merger or consolidation of the corporation with or into any other corporation;

    (ii) any sale, lease, exchange or other disposition of all or substantially all of the assets of the cor-poration to or with any other corporation, person or other entity;

   (iii) the issuance or transfer of any securities of the corporation to any other corporation, person or other entity in exchange for assets or securities or a combination thereof (except assets or securi-ties or a combination thereof so acquired in a single transaction or a series of related transac-tions having an aggregate fair market value of less than $5,000,000); or

    (iv) the issuance or transfer of any securities of the corporation to any other corporation, person or other entity for cash,

shall require the affirmative vote of the holders of

     (a) at least 75% of the outstanding shares of capital stock of the corporation entitled to vote gener-ally in the election of directors, (considered for the purposes of this Article as one class), and

     (b) at least a majority of the outstanding shares of capital stock of the corporation entitled to vote generally in the election of directors which are not beneficially owned, directly or indirectly, by such other corporation, person or other entity, if, as of the record date for the determination of stock-holders entitled to notice thereof and to vote thereon, such other corporation, person or other entity is the beneficial owner, directly or indirectly, of 5% or more of the out-standing shares of capital stock of the corporation entitled to vote generally in the election of directors. Such affir-mative vote shall be required notwithstanding the fact that no vote may be required, or that some lesser percentage may be specified by law or in any agreement with any national securities exchange.

     The provisions of this Article NINTH shall not apply to any transaction described in clauses (i), (ii), (iii) or
(iv) of the first paragraph of this Article, (i) with another corporation if a majority, by vote, of the outstand-ing shares of all classes of capital stock of such other corporation entitled to vote generally in the election of directors, (considered for this purpose as one class), is owned of record or beneficially by the corporation and/or its subsidiaries; or (ii) with another corporation, person or other entity if the Board of Directors of the corporation shall by resolution have approved a memorandum of under-standing with such other corporation, person or other entity with respect to and substantially consistent with such transaction prior to the time such other corporation, person or other entity became the beneficial owner, directly or indirectly, of 5% or more of the outstanding shares of capi-tal stock of the corporation entitled to vote generally in the election of directors.

     For the purposes of this Article NINTH, a corporation, person or other entity shall be deemed to be the beneficial owner of any shares of capital stock of the corporation (i) which it has the right to acquire pursuant to any agreement, or upon exercise of conversion rights, warrants or options, or otherwise, or (ii) which are beneficially owned, directly or indirectly (including shares deemed owned through appli-cation of clause (i) of this paragraph above), by any other corporation, person or other entity (a) with which it or its "affiliate" or "associate" (as referenced below) has any agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of capital stock of the corporation or (b) which is its "affiliate" or "associate" as those terms were defined in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934 as in effect on December 1, 1979. For the pur-poses of this Article NINTH, the outstanding shares of capi-tal stock of the corporation shall include shares deemed owned through the application of clauses (i) and (ii) of this paragraph but shall not include any other shares which may be issuable pursuant to any agreement, or upon exercise of conversion rights, warrants or options, or otherwise.

     The Board of Directors of the corporation shall have the power and duty to determine for the purposes of this Article NINTH, on the basis of information then known to it, whether (i) any corporation, person or other entity benefi-cially owns, directly or indirectly, 5% or more of the out-standing shares of capital stock of the corporation entitled to vote generally in the election of directors, or is an "affiliate" or an "associate" (as referenced above) of another, (ii) any proposed sale, lease, exchange or other disposition of part of the assets of the corporation involves a substantial part of the assets of the corpora-tion, (iii) assets or securities, or a combination thereof, to be acquired in exchange for securities of the corpora-tion, have an aggregate fair market value of less than $5,000,000 and whether the same are proposed to be acquired in a single transaction or a series of related transactions, and (iv) the memorandum of understanding referred to above is substantially consistent with the transaction to which it relates. Any such determination by the Board shall be con-clusive and binding for all purposes of this Article NINTH.

     Notwithstanding any other provision of this Certificate of Incorporation or the Bylaws (and in addition to any other vote that may be required by law, this Certificate of Incor-poration or the Bylaws), there shall be required to amend, alter, change, or repeal, directly or indirectly, this Arti-cle NINTH the affirmative vote of (i) at least 75% of the outstanding shares of capital stock of the corporation enti-tled to vote generally in the election of directors and (ii) at least a majority of the outstanding shares of capital stock of the corporation entitled to vote generally in the election of directors exclusive of all voting stock of the corporation beneficially owned, directly or indirectly by any corporation, person or entity which is, as of the record date for the determination of stockholders entitled to notice of such amendment, alteration, change or repeal, and to vote thereon, the beneficial owner, directly or indi-rectly, of 5% or more of the outstanding shares of capital stock of the corporation entitled to vote generally in the election of directors.

     (Added by amendment January 29, 1980)

     TENTH: Except as otherwise provided in the Certificate of Incorporation or the Bylaws, the corporation reserves the right to amend, alter, change or repeal any provision con-tained in this Agreement of Merger which constitutes the Certificate of Incorporation, as amended. of the corporation in the manner now or hereafter prescribed by statute, and all rights conferred upon stockholders herein are granted subject to this reservation.

     (Renumbered by amendment January 29, 1980)

     ELEVENTH: A director of the Corporation shall not be personally liable to the Corporation or its stockholders for monetary damages or breach of fiduciary duty as a director, except for liability (i) for any breach of the director's duty of loyalty to the Corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the Delaware General Corporation Law or
(iv) for any transaction from which the director derived any improper personal benefit. If the Delaware General Corpora-tion law is amended after approval by the stockholders of this provision to authorize corporate action further elimi-nating or limiting the personal liability of directors, then the liability of a director of the Corporation shall be eliminated or limited to the fullest extent permitted by the Delaware General Corporation law, as so amended.

     Any repeal or modification of the foregoing paragraph by the stockholders of the Corporation shall not adversely affect any right or protection of a director of the Corpora-tion existing at the time of such repeal or modification.

     (Added February 17, 1987)

EXHBIT (3) B-1

                           BYLAWS

                             OF

                  HORMEL FOODS CORPORATION


                            NAME

1.   The name of the corporation is HORMEL FOODS CORPORATION.
     (Amended October 26, 1992; Amended December 7, 1995 to conform with Amendment to Articles of Incorporation
     Effective February 1, 1995))


                           OFFICES

2. The principal office of the corporation in the State of Delaware shall be in the City of Wilmington, County of New Castle, and the name of the resident agent in charge thereof shall be The Corporation Trust Company, whose address is 100 West Tenth Street, Wilmington, Delaware. (Amended April 17, 1930; September 20, 1930; June 13,
     1949)

     In addition to its principal office in the State of Delaware, the corporation may establish and maintain an office or offices at Austin, Minnesota, and at such other places as the Board of Directors may from time to time appoint or the business of the corporation may require.


                       CORPORATE SEAL

3. The corporate seal of the corporation shall be circular in form and shall have inscribed thereon the name of the corporation, the year of its creation (1928) and the words "Seal", "Incorporated", and "Delaware".


                   STOCKHOLDERS' MEETINGS

4. All meetings of the stockholders shall be held at the office of the corporation at Austin, Minnesota, or at such other place as the Board of Directors may pre-viously determine.

5. An annual meeting of the stockholders of the corporation shall be held on the last Tuesday of January in each year, at eight o'clock p.m. or at such other time as the Board of Directors may designate, when the stockholders shall elect by plurality vote, by ballot, a Board of Directors, and transact such other business as may prop-erly be brought before the meeting. (Amended November 15, 1938; June 14, 1954; April 18, 1966; October 28,
     1968; April 28, 1969; December 20, 1984)

6. The holders of a majority of the stock issued and out-standing, present in person, or represented by proxy, shall be requisite and shall constitute a quorum at all meetings of the stockholders for the transaction of business except as otherwise provided by law, by the certificate of incorporation, or by these Bylaws. If, however, such majority shall not be present or repre-sented at any meeting of the stockholders, the stock-holders present in person or by proxy shall have the power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until the requisite amount of stock shall be present. At such adjourned meeting at which the requisite amount of stock shall be represented, any business may be transacted which might have been transacted at the meeting as orig-inally notified.

7. At each meeting of the stockholders every stockholder shall be entitled to vote in person, or by proxy appointed by an instrument in writing subscribed by such stockholder and bearing a date not more than three years prior to said meeting, unless said instrument provides for a longer period. Each stockholder shall have one vote for each share of stock registered in his name on the books of the corporation. The vote for Directors, and, upon demand of any stockholder, the vote upon any question before the meeting, shall be by ballot. All elections shall be held and all questions decided by a plurality vote. (Amended March 23, 1970)

8. Written notice of the annual meeting shall be mailed to each stockholder at such address as appears on the stock book of the corporation at least ten days prior to the meeting. (Amended October 28, 1975)

9. A complete list of the stockholders entitled to vote at the ensuing election, arranged in alphabetical order, with the residence of each, and the number of shares held by each, shall be prepared by the Secretary and filed at the place where the election is to be held, at least ten days before every election, and shall at all times, during the usual hours for business, and during the whole time of said election, be open to the examina-tion of any stockholder. (Amended February 19, 1968)

10. Special meetings of the stockholders, for any purpose, or purposes, unless otherwise prescribed by the statute, may be called by the Chairman of the Board, or Secretary at the request, in writing, of stockholders owning a majority in amount of the entire capital stock of the corporation issued and outstanding. Such request shall state the purpose or purposes of the proposed meeting. (Amended January 31, 1984; Amended September 27, 1993, Effective October 1, 1993; Amended December 7, 1995)

11. Business transacted at all special meetings shall be confined to the objects stated in the call.

12. Written notice of a special meeting of stockholders, stating the time and place and object thereof, shall be mailed, postage prepaid, at least ten days before such meeting, to each stockholder at such address as appears on the books of the corporation. (Amended October 28,
     1975)


                          DIRECTORS

13. The property and business of the corporation shall be managed by its Board of Directors. The number of Direc-tors shall be established from time to time by resolu-tion of the stockholders or the Board of Directors. The Directors of the corporation shall be elected annually at the annual meeting of stockholders and each Director shall be elected to serve until his successor shall be elected and shall qualify. (Amended November 16, 1964; June 21, 1965; November 25, 1968; August 25, 1969;
     December 22, 1969; February 24, 1970; December 19, 1972; July 22, 1974; September 23, 1974; December 22, 1975;
     November 29;  1976; December  27, 1978;  July 23,  1979;
     January 29, 1980)

14. In addition to the powers and authorities by these Bylaws expressly conferred upon them, the Board may exercise all such powers of the corporation and do all such lawful acts and things as are not by statute or by Certificate of Incorporation or by these Bylaws directed or required to be exercised or done by the stockholders.


                     DIRECTORS' MEETINGS

15.  (Amended September  27, 1993, Effective October 1, 1993;
     Deleted December 7, 1995)

15. Regular meetings of the Board, after the organizational meeting, shall be held without notice at the Corporate Office of the corporation at Austin, Minnesota, on the fourth Monday of January, March, May, July, September, October and November at 1:00 p.m. or such other time as the Board shall designate, or, without notice, at such other time or place, within or without the State of






     Minnesota, as  the Board  of Directors  may from time to
     time designate.   (Amended July 16, 1935; June 14, 1954;
     May 20,  1957; April  17, 1967; February 19, 1968; March
     25, 1980; January 28, 1985)

16. Special meetings of the Board may be called by the Chairman of the Board on one day's notice to each Direc-tor, either personally or by mail or by telegram or telephone; special meetings shall be called by the Chairman of the Board, or Secretary in like manner or on like notice on the written request of two Directors. (Amended January 31, 1984; Amended September 27, 1993, Effective October 1, 1993; Amended December 7, 1995)

17. At all meetings of the Board, a majority of the number of Directors authorized by the Bylaws shall be necessary and sufficient to constitute a quorum for the transac-tion of business, and the act of a majority of the Directors present at any meeting at which there is a quorum shall be the act of the Board of Directors, except as may be otherwise specifically provided by statute or by the Certificate of Incorporation or by these Bylaws. (Amended January 18, 1965)


                  COMPENSATION OF DIRECTORS

18. Directors, as such, shall not receive any stated salary for their services, but, by resolution of the Board, a fixed sum and expenses of attendance, if any, may be allowed for attendance at each regular or special meet-ing of the Board; PROVIDED, That nothing herein con-tained shall be construed to preclude any Director from serving the corporation in any other capacity and receiving compensation therefor.

19. Members of special or standing committees may be allowed like compensation for attending committee meetings.


                         COMMITTEES

20. The Board of Directors may, by resolution or resolu-tions, passed by a majority of the whole Board, desig-nate one or more committees, each committee to consist of two or more of the Directors of the corporation, which, to the extent provided in said resolution or resolutions or in these Bylaws, shall have and may exer-cise the powers of the Board of Directors in the manage-ment of the business and affairs of the corporation and may have power to authorize the seal of the corporation to be affixed to all papers which may require it. Such committee or committees shall have such name or names as may be stated in these Bylaws or as may be determined from time to time by resolution adopted by the Board of Directors.

21. The committees shall keep regular minutes of their pro-ceedings and report the same to the Board at each regu-lar meeting.


                          VACANCIES

22. In case of any vacancy in the Board of Directors by rea-son of death, resignation, or otherwise, the remaining Directors, by majority vote, may elect a successor to hold office until a successor has been elected by the stockholders. (Amended April 18, 1955; November 25, 1974; October 26, 1992 [Bylaw 33 renumbered to Bylaw 23, and following sections renumbered])


                          OFFICERS

23. The officers of the corporation shall be elected by the Board of Directors and shall be a Chairman of the Board, a President, one or more Vice Presidents of whatever special designation the Board may determine, a Secretary and a Treasurer. The Board may also elect Assistant Vice Presidents, Assistant Secretaries and Assistant Treasurers, and a Controller and Assistant Controllers. The Chairman of the Board and the President must be Directors, but other officers need not be Directors. The designation and duties of any Vice President may be changed by the Board at any time. (Amended November 19, 1929; July 8, 1946; April 18, 1955; April 21, 1958; July
     19, 1965;  January 15,  1968; February  19, 1968; August
     25, 1969;  August 24,  1981; April 25, 1983; January 31,
     1984; Amended September 27, 1993, Effective October 1, 1993; Amended December 7, 1995)

24. The Board of Directors, at its first meeting after each Annual Meeting of Stockholders, shall elect a Chairman of the Board, a President, one or more Vice Presidents, a Secretary and a Treasurer, and may elect a Controller, Assistant Vice Presidents, Assistant Secretaries, Assis-tant Treasurers and Assistant Controllers. Such action may be taken by unanimous written consent in lieu of a meeting. (Amended May 11, 1942; July 8, 1946; April 18, 1955; July 19, 1965; January 15, 1968; February 19,
     1968; August  25, 1969; August 24, 1981; April 25, 1983;
     January 31, 1984; October 26, 1992; Amended September 27, 1993, Effective October 1, 1993; Amended December 7,
     1995)

25. The Board may appoint such other officers and agents as it shall deem necessary, who shall hold their offices for such terms and shall exercise such powers and per-form such duties as shall be determined from time to time by the Board.

26. The Board of Directors shall have the right to fix the salaries of all officers of the corporation.

27. The officers of the corporation shall hold office until their successors are elected and qualify in their stead. Any officers elected by the Board of Directors may be removed at any time by the affirmative vote of a major-ity of the whole Board of Directors. If the office of any officer becomes vacant for any reason, the vacancy shall be filled by the affirmative vote of the majority of the whole Board of Directors. In its discretion, the Board may leave unfilled any office except that of Pres-ident, Treasurer or Secretary. (Amended April 18, 1955)


                    THE CHAIRMAN OF THE BOARD

28.  A.   The Chairman  of the  Board shall  preside  at  all
          meetings of stockholders and Directors.

     B. The Chairman of the Board shall be an ex-officio member of all standing committees of the Board except those committees which the Board determines will comprise only nonemployee Directors, specifically including the Audit Committee and the Compensation Committee.

     C. The Chairman of the Board shall be the Chief Executive Officer of the corporation and shall have general and active management of the business of the corporation. (Bylaw 28 added December 7, 1995)


                          THE PRESIDENT

29. A. In the absence of the Chairman of the Board, the President shall preside at meetings of the stockholders and Directors. In the event of a vacancy in the office of the Chairman of the Board, the President shall exercise the powers of the Chairman of the Board until the vacancy in the office of the Chairman of the Board has been filed.

     B. The President shall be an ex-officio member of all standing committees of the Board except those committees which the Board determines will comprise only nonemployee Directors, specifically including the Audit Committee and the Compensation Committee.
     C. The President shall have powers and duties appropriate to the office of President, taking into account Bylaw 28.C. (Bylaw 29 added December 7,
          1995)

30.  (Amended April  18, 1955; April 16, 1962; July 19, 1965;
         February 19, 1968; August 25, 1969; August 24, 1981;
         January 31,  1984; May  19, 1986;  deleted September
         27, 1993 to be effective October 1, 1993)


                       VICE PRESIDENTS

30. A. In the absence or disability of the President, the duties and powers of the President will be exercised by the Executive Vice Presidents, if any, in the order of their seniority with the Company; if there is no Executive Vice President, then by such of the Group Vice Presidents as are members of the Board in the order of their seniority on the Board, and if any two Group Vice presidents have the same senior-ity on the Board, then in the order of their senior-ity with the corporation until the Board of Direc-tors shall designate one of their number to perform such duties. (Amended July 8, 1946; April 18, 1955; April 21, 1958; July 19, 1965; January 15, 1968;
         February 19, 1968; August 27, 1979; August 24, 1981;
         April 25, 1983)

     B. In the absence or disability of the President, or the Executive Vice Presidents and all of the Group Vice Presidents, the Vice Presidents who are members of the Board of Directors in the order of their seniority on the Board shall perform the duties and exercise the powers of the President until the Board of Directors shall designate one of their number to perform such duties. (Amended July 8, 1946; April 21, 1958; July 19, 1965; January 15, 1968; February
         19, 1968;  August 25,  1969; August  24, 1981; April
         25, 1983)


           THE SECRETARY AND ASSISTANT SECRETARIES

31. A. The Secretary shall attend all sessions of the Board and all meetings of the stockholders and record all votes and the minutes of all proceedings in a book to be kept for that purpose; and shall perform like duties for the standing committees when required. He shall give, or cause to be given, notice of all meetings of the stockholders and of the Board of Directors, and shall perform such other duties as may be prescribed by the Board of Directors or Chief Executive Officer of the corporation, under whose supervision he shall be. He shall keep in safe custody the seal of the corporation, and when authorized by the Board, affix it to any instrument requiring it, and when so affixed it shall be attested by his signature or by the signature of the Treasurer. (Amended October 26, 1992; Amended September 27, 1993, Effective October 1, 1993)

     B. The Assistant Secretaries in the order of their seniority shall, in the absence or disability of the Secretary, perform the duties and exercise the pow-ers of the Secretary, and shall perform such other duties as the Board of Directors shall prescribe.


           THE TREASURER AND ASSISTANT TREASURERS

32. The Treasurer shall have the custody of the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belong-ing to the corporation, and shall deposit all moneys and other valuable effects in the name and to the credit of the corporation, in such depositories as may be desig-nated by the Board of Directors.

     A. He shall disburse the funds of the corporation as may be ordered by the Board, taking the proper vouchers for such disbursement, and shall render to the Chief Executive Officer of the corporation and Directors, at the regular meetings of the Board, or whenever they may require it, an account of all his transactions as Treasurer and of the financial condition of the corporation. (Amended September 27, 1993, Effective October 1, 1993)

     B. He shall give the corporation a bond if required by the Board of Directors in a sum, and with one or more sureties satisfactory to the Board, for the faithful performance of the duties of his office, and for the restoration of the corporation in case of his death, resignation, retirement or removal from office, of all books, papers, vouchers, money and other property of whatever kind in his posses-sion or under his control belonging to the corpora-tion.

     C. The Assistant Treasurers in the order of their seniority shall, in the absence or disability of the Treasurer, perform the duties and exercise the pow-ers of the Treasurer, and shall perform such other duties as the Board of Directors shall prescribe.


             DUTIES OF OFFICERS MAY BE DELEGATED

33. In case of the absence of an officer of the corporation, or for any other reason that the Board may deem suffi-cient, the Board may delegate, for the time being, the powers or duties, or any of them of such officer to any other officer, or to any Director, PROVIDED, a majority of the entire Board concur therein.


                    CERTIFICATES OF STOCK

34. Stock certificates of the corporation shall be numbered consecutively and shall be entered on the books of the corporation as they are issued. They shall exhibit the holders' names and the number of shares and shall be signed by the Chairman of the Board or the President or a Vice President and by the Treasurer or an Assistant Treasurer or the Secretary or an Assistant Secretary. Until such other transfer agent is appointed, the Secretary shall sign as transfer agent. Each certificate shall bear the corporate seal or a facsimile thereof. Each certificate shall recite the kind or class of stock it represents. (Amended September 8, 1947; April 18, 1955; November 24, 1959; October 26,
     1992; Amended September 27, 1993, Effective October 1, 1993; Amended December 7, 1995)

     Where a certificate is countersigned by (i) a transfer agent other than the corporation or its employee, or
     (ii) a registrar other than the Corporation or its employee, either of which countersignatures may be a facsimile, any other signature on the certificate may be a facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the corporation with the same effect as if he were such officer, transfer agent or registrar at the date of issue. (Added by amendment January 12, 1942; September 8, 1947; April 18, 1955; November 24, 1959; October 27,
     1969; October 26, 1992; November 23, 1992)


                      TRANSFER OF STOCK

35. All transfer of stock of the corporation shall be made on the books of the corporation only by the person named in the certificate or by an attorney lawfully consti-tuted in writing, and upon the surrender of certificates for the stock so transferred. Unless other transfer agents be designated by the Board of Directors, the Secretary shall be the sole transfer agent.


                  CLOSING OF TRANSFER BOOKS

36. The Board of Directors shall have power to close the stock transfer books of the corporation for a period not exceeding sixty (60) days preceding the date of any meeting of stockholders or the date for payment of any dividend or the date for the allotment of rights or the date when any change or conversion or exchange of capi-tal stock shall go into effect; PROVIDED, however, that in lieu of closing the stock transfer books as afore-said, the Board of Directors may fix in advance a date, not exceeding sixty (60) days preceding the date of any meeting of stockholders or the date for the payment of any dividend, or the date for the allotment of rights, or the date when any change or conversion or exchange of capital stock shall go into effect as a record date for the determination of the stockholders entitled to notice of, and to vote at any such meeting, or entitled to receive payment of any such dividend, or to any such allotment of rights, or to exercise the rights in respect of any such change, conversion or exchange of capital stock, and in such case only such stockholders as shall be stockholders of record on the date so fixed shall be entitled to such notice of, and to vote at, such meeting, or to receive payment of such dividend, or to receive such allotment of rights, or to exercise such rights, as the case may be, notwithstanding any transfer of any stock on the books of the corporation after any such record date fixed as aforesaid. (Amended November 21, 1966; March 23, 1970)


                   REGISTERED STOCKHOLDERS

37. The corporation shall be entitled to treat the holder of record of any share or shares of stock as the holder in fact thereof and accordingly shall not be bound to rec-ognize any equitable or other claim to or interest in such share on the part of any other person, whether or not it shall have express or other notice thereof, save expressly provided by the laws of Delaware.


                      LOST CERTIFICATE

38. Any person claiming a certificate of stock to be lost or destroyed shall make an affidavit or affirmation of that fact and advertise the same in such manner as the Board of Directors may require, and the Board of Directors may, in their discretion, before issuing a new certifi-cate, require the owner of the lost or destroyed cer-tificate, or his legal representative, to give the cor-poration a bond, in such sum as they may direct, not exceeding double the value of the stock, to indemnify the corporation against any claim that may be made against it on account of alleged loss of any such cer-tificate; a new certificate of the same tenor and for the same number of shares as the one alleged to be lost or destroyed may be issued without requiring any bond when, in the judgment of the Directors, it is proper so to do.


                      CHECKS AND NOTES

39. Checks, drafts, orders for the payment of money and promissory notes shall be signed or endorsed in the name of the corporation by such person or persons as the






     Board of Directors, by resolution, shall from time to time appoint.


                         FISCAL YEAR

40.  The fiscal year of the corporation shall end on the last
     Saturday of October in each year.


                          DIVIDENDS

41. Dividends upon the capital stock of the corporation, subject to the provisions of the certificate of incorpo-ration, may be declared by the Board of Directors at any regular or special meeting, pursuant to law. Dividends may be paid in cash, in property, or in shares of the capital stock.

     Before payment of any dividend, there may be set aside out of any funds of the corporation available for divi-dends such sum or sums as the Directors from time to time, in their absolute discretion, think proper as a reserve fund to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the corporation, or for such other purposes as the Directors shall think conducive to the interests of the corporation.


     INDEMNIFICATION OF OFFICERS, DIRECTORS AND EMPLOYEES

42. The corporation to the fullest extent permitted by the applicable laws of the State of Delaware in effect from time to time shall indemnify each officer against the expenses of any action to which such officer is a party or is threatened to be made a party by reason of the fact that he is or was an officer of the corporation; and the corporation may purchase and maintain insurance for the purpose of indemnification to the fullest extent permitted by said laws.

     As used in this Bylaw: (i) the term officer means any person who is, was or may hereafter be a director, offi-cer, employee or agent of this corporation or, at the request of this corporation, of any other corporation or of any partnership, joint venture, trust or other enter-prise and the rights of indemnification under this Bylaw shall inure to the benefit of the heirs and legal repre-sentatives of any such persons, (ii) the term action means any threatened, pending, or completed action, suit or proceeding, whether civil, criminal, administrative or investigative including those by or in the right of the corporation and whether or not involving an act or omission of an officer in his capacity as such and whether or not he is an officer at the time of such action, and (iii) the term expenses of any action shall include attorneys' fees, judgments, fines, amounts paid in settlement and any other expenses incurred in connec-tion with an action but in the case of actions by or in the right of the corporation the term shall not include judgments or other amounts paid to the corporation. The foregoing terms shall be construed and shall be deemed to be amended from time to time as necessary so as to permit indemnification to the fullest extent permitted under the applicable laws of the State of Delaware then in effect. (Bylaw 42 added November 20, 1967; amended May 27, 1980)


                      WAIVER OF NOTICES

43. Any stockholder, director or officer may waive any notice required to be given under these Bylaws.


                         AMENDMENTS

44. These Bylaws may be altered or amended by the Board of Directors at any meeting by the affirmative vote of a majority of the whole Board of Directors. The Bylaws may also be altered or amended at any meeting of the stockholders by the affirmative vote of a majority of the stock issued and outstanding.































EXHIBIT 23



                    CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference to this Annual Report (Form 10K) of Hormel Foods Corporation of our report dated November 21, 1995, included in the 1995 Annual Report to Stockholders of Hormel Foods Corporation.

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

We also consent to the incorporation by reference in Post-Effective Amendment Number 2 to Registration Statement Number 33-14614 on Form S-8 dated December 6, 1988, in Registration Statement Number 33-14615 on Form S-8 dated May 20, 1987, in Post-Effective Amendment Number 1 to Registration Number 33-29053 dated January 26, 1990, in Registration Statement Number 33-43246 on Form S-8 dated October 9, 1991, and in Registration Statement Number 33-45408 on Form S-8 dated January 30, 1992, of our report dated November 21, 1995, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this annual Report (Form 10-K) of Hormel Foods Corporation.



                              /s/ ERNST & YOUNG LLP




Minneapolis, Minnesota
January 26, 1996