Form 10-Q
period 1996-01-27
HORMEL FOODS CORP /DE/
filed 1996-03-12
CIK 48465

SECURITIES AND EXCHANGE COMMISSION


                              Washington, D. C. 20549

                                    FORM 10-Q
                    QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended January 27, 1996                             Commission File
                                                                 Number 1-2402

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


               YES  XXX                      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


                  Class                         Outstanding at January 27, 1996
Common Stock            - $.1172 par value                76,724,833
Common Stock Non-Voting - $.01 par value                       -0-

Pages: This report contains ten pages numbered sequentially from this cover page.

                                                          FORM 10-Q

PART I - FINANCIAL INFORMATION

STATEMENTS OF FINANCIAL POSITION

HORMEL FOODS CORPORATION
(In Thousands of Dollars)

                                             January 27,     October 28,
                                                1996            1995
                                             (Unaudited)


ASSETS

CURRENT ASSETS
     Cash and cash equivalents               $ 213,412       $ 189,539
     Short-term marketable securities--
      at cost which approximates market          8,004           8,489
     Accounts receivable                       189,694         231,407
     Inventories                               226,563         210,898
     Deferred Income Taxes                      13,734          13,255
     Prepaid expenses                            6,004           5,679
                  TOTAL CURRENT ASSETS         657,411         659,267


DEFERRED INCOME TAXES                           65,797          66,204

INTANGIBLES                                     80,616          81,650

INVESTMENTS AND OTHER ASSETS                    86,867          83,655

PROPERTY, PLANT AND EQUIPMENT

     Land                                        7,841           8,009
     Buildings                                 173,429         166,888
     Equipment                                 493,897         495,641
     Construction in progress                   54,764          51,388
                                               729,931         721,926

Less allowance for depreciation               (386,397)       (388,842)
                                               343,534         333,084









                                            $1,234,225      $1,223,860


See notes to financial statements

                                                            FORM 10-Q


STATEMENTS OF FINANCIAL POSITION

HORMEL FOODS CORPORATION
(In Thousands of Dollars)
                                             January 27,     October 28,
                                                1996            1995
                                             (Unaudited)


LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES

     Accounts payable                         $  95,424      $  97,479
     Accrued expenses                            29,913         26,246
     Accrued marketing expenses                  23,577         20,638
     Employee compensation                       28,366         44,700
     Taxes other than federal income taxes       16,311         15,380
     Dividends payable                           11,511         11,123
     Federal income taxes                         9,755            118
     Current maturities of long-term debt         2,131          2,131

                 TOTAL CURRENT LIABILITIES      216,988        217,815

LONG-TERM DEBT - less current maturities         16,959         16,959

ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION   235,659        235,659

ACCRUED PENSION COSTS                             8,719          7,240

OTHER LONG-TERM LIABILITIES                      14,612         14,140


STOCKHOLDERS' INVESTMENT
     Preferred Stock, par value $.01 a
       share--authorized 40,000,000 shares;
       issued - none
     Common stock, non-voting, par value
       $.01 a share--authorized 40,000,000
       shares; issued - none
     Common Stock, par value $.1172 a share --
       authorized 200,000,000 shares; issued
       76,852,128 shares                          9,007          9,007
     Additional paid-in capital                  16,854         16,624
     Shares held in treasury.                  (  3,399)      (  3,922)
                                                 22,462         21,709

     Earnings reinvested in business            718,826        710,338
                                                741,288        732,047

                                             $1,234,225     $1,223,860


See notes to financial statements

                                                          FORM 10-Q



CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
HORMEL FOODS CORPORATION
(In Thousands of Dollars, Except Per Share Amounts)


                                                    Three Months Ended
                                               January 27,       January 28,
                                                  1996              1995


Sales, less returns and allowances             $ 724,381          $ 730,720

Cost of products sold                            546,944            528,575

                    GROSS PROFIT                 177,437            202,145


Expenses:
  Selling and delivery                           127,506            129,853
  Administrative and general                      22,750             17,782

                OPERATING INCOME                  27,181             54,510


Other income and expenses:
  Other income-net                                 6,296              3,454

  Interest expense                                (  409)            (  311))

    EARNINGS BEFORE INCOME TAXES                  33,068             57,653


Provision for income taxes                        12,401             22,165


                    NET EARNINGS               $  20,667          $  35,488


              EARNINGS PER SHARE               $    0.27          $    0.46









See notes to financial statements

                                                          FORM 10-Q

STATEMENTS OF CASH FLOWS (Unaudited)
HORMEL FOODS CORPORATION
(In Thousands of Dollars)

                                                    Three Months Ended
                                               January 27,       January 28,
                                                  1996              1995

OPERATING ACTIVITIES
  Net earnings                                  $ 20,667           $ 35,488
  Adjustments to reconcile to net cash
  provided by operating activities:
    Depreciation                                   8,823              8,178
    Amortization of intangibles                    1,034                870
    Provision for deferred income taxes             ( 72)             2,015
    (Gain) loss on property/equipment sales       (3,593)               (97)
    Changes in operating assets and liabilities:
      Decrease in accounts receivable             41,713             37,113
      (Increase) in inventories
        and prepaid expenses                     (15,990)           (19,734)
      (Decrease) in accounts payable and
        accrued expenses                             736            (37,485)
  NET CASH PROVIDED BY OPERATING ACTIVITIES       53,318             26,348

INVESTING ACTIVITIES
  Sale of short-term marketable securities           485              1,835
  Acquisitions of businesses                           0             (1,159)
  Purchases of property/equipment                (20,358)           (17,254)
  Proceeds from sales of property/equipment        4,678              1,299
  (Increase) decrease in investments
    and other assets                              (3,211)           (10,790)
  NET CASH USED IN INVESTING ACTIVITIES          (18,406)           (26,069)

FINANCING ACTIVITIES
  Proceeds from long-term borrowings                   0             10,000
  Dividends paid on Common Stock                 (11,123)            (9,586)
  Other                                               84             (  831)
  NET CASH USED IN FINANCING ACTIVITIES          (11,039)            (  417)

  INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                23,873             (  138)

  Cash and cash equivalents
    at beginning of year                         189,539            248,599

  CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                              $213,412           $248,461

See notes to financial statements

                                                          FORM 10-Q

NOTES TO FINANCIAL STATEMENTS (Unaudited)

HORMEL FOODS CORPORATION


NOTE A

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal re-curring accruals) necessary for a fair presentation.

The accounting policies followed by the Company are set forth in Note A to the Company's Financial Statements in the 1995 Hormel Foods Corporation Annual Report to Stockholders, which is incorporated by reference on Form 10-K.

NOTE B

The results of operations for the three month periods ended January 27, 1996, and January 28, 1995 are not necessarily indicative of the results to be expected for the full year.

                                                  FORM 10-Q



MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HORMEL FOODS CORPORATION

RESULTS OF OPERATIONS


Quarterly sales and earnings for the first quarter were $724,381,000 and $20,667,000 compared to $730,720,000 and
$35,488,000 respectively, last year. Tonnage volume decreased 15.0 percent for the quarter compared to the same period in 1995. The drop in dollar sales and tonnage volume was due primarily to the discontinuance by Dubuque Foods, Inc., a wholly owned subsidiary, of sales of fresh pork produced under the Dubuque brand by FDL Foods, Inc. of Dubuque, Iowa. The 41.8 percent decline in earnings had been expected since the record 1995 first quarter had benefited from pork raw material costs which were at their lowest level in two decades. These low cost levels could not be maintained and they increased throughout the remainder of 1995 and into the first quarter of 1996.

The substantially higher pork raw material costs were the major factor in producing a gross profit as a percentage of sales of 24.5 percent compared to 27.7 percent last year. The impact of the increase in pork raw material costs on gross profit was mitigated by increased sales volume of manufactured consumer branded items, which are not as sensitive to the fluctuations of the pork market and a gain recorded of approximately $3,000,000 from the sale of an idle plant facility.

Marketing expenses decreased slightly during the first quarter to $54,684,000 from $55,678,000 in 1995. The Company continues to emphasize both its well established products and its newer ethnic product introductions in its promotional programs. Selling and delivery expenses remained virtually unchanged at 17.6 percent and
17.8 percent of sales for 1996 and 1995 respectively. Administra-tive and general expenses increased to 3.1 percent of sales in the quarter compared to 2.4 percent for the same period last year. The increase reflected a settlement of an antitrust class action lawsuit in the amount of $7,500,000. Farm Fresh Catfish and Hormel Foods Corporation were two of several defendants in an alleged conspiracy to fix prices among processors of catfish. Although the Company considered the plaintiff's claims to be without merit since many of the events in question happened more than two years before Hormel formed Farm Fresh in 1983, the Company decided to settle the lawsuits since continued defense of the case subjected the Company and its shareholders to unnecessary risks due to the potential size of the claim and the inherent uncertainty of commercial litigation.

                                                  FORM 10-Q



MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HORMEL FOODS CORPORATION

RESULTS OF OPERATIONS



The Company's core Hormel business continues to be the major contributor to earnings. Jennie-O Foods was a strong performer despite lower margins experienced in the first quarter due to large cost increases for feedstuffs. Jennie-O's new turkey processing plant under construction at Montevideo, Minnesota is on schedule with a projected start up in May.

Results for the quarter at Dubuque Foods were less than planned as the higher pork raw material costs had a greater impact on Dubuque Foods than the primary Hormel business.

The effective tax rate for the first three months of 1996 was 37.5 percent compared to 38.5 percent last year due to a lower overall effective state tax rate.

Other income-net for the first quarter of 1996 was $6,296,000 compared to $3,454,000 in 1995. The increase was primarily the result of a realized gain on the sale of oil and gas stock that had been classified as available for sale.

                                                  FORM 10-Q



MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HORMEL FOODS CORPORATION

FINANCIAL CONDITION

Ratio comparisons for the first quarter of 1996 and 1995, which demonstrate the Company's financial strength, are as follows:

                                      End of Quarter
                                1st Quarter    1st Quarter
                                   1996           1995

Liquidity Ratios
  Current ratio                      3.0            2.8
  Receivables turnover              13.8           13.9
  Days sales in receivables         23.9 days      23.8 days
  Inventory turnover                10.1           10.1
  Days sales in inventory           37.8 days      38.0 days

Leverage Ratio
  Long-term debt to equity           2.6%           3.0%

Operating Ratios
  Pre-tax profit to net worth       18.0%          34.3%
  Pre-tax profit to total assets    10.8%          19.3%

Changes during the first quarter in current asset and liability balances followed normal seasonal patterns.

During the first quarter, the Company invested $20,358,000 in new plant and equipment. The Company has major renovation or expansion projects in progress at its Fremont, Nebraska, Austin, Minnesota and Osceola, Iowa locations. Jennie-O Foods is building a new plant in Montevideo, Minnesota which is scheduled to be completed in May of this year. Investment in plant and equipment continues to emphasize productivity gains while improving ergonomics and safety conditions for employees.

During the quarter the Company recognized the gain on the sale of an idle plant facility at Ottumwa, Iowa and realized a gain on the sale of oil and gas stocks held as an investment available for sale.

The Company continues to keep excess funds invested short term as it examines business opportunities that meet its long-term operating goals.

Long-term debt consists of small issue Industrial Revenue Bonds of varying maturities and debt used for investment in the federal government affordable housing program. The leverage ratio indicates the significant amount of borrowing capacity available to take advantage of any business opportunities that may arise through acquisition or internal expansion.

                                                   FORM 10-Q


PART II - OTHER INFORMATION


Item 4.  Results of Votes of Security Holders.

         None.


Item 6.  Exhibits and Reports on Form 8-K

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

                                  HORMEL FOODS CORPORATION


Date:                             By:
                                     D. J. HODAPP
                                     Executive Vice President
                                     & Chief Financial Officer


Date:                             By:
                                     M. J. McCOY
                                     Treasurer