Form 10-Q
period 1996-04-27
HORMEL FOODS CORP /DE/
filed 1996-06-11
CIK 48465

SECURITIES AND EXCHANGE COMMISSION


     Washington, D. C. 20549

     FORM 10-Q
     QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended April 27, 1996
Commission File
     Number 1-2402


     HORMEL FOODS CORPORATION

Incorporated Under the Laws
of the State of Delaware FEIN #41-0319970


      1 Hormel Place
                         Austin, Minnesota 55912-3680

     Telephone - (507) 437-5737


                                      NONE


Former name, former address and former fiscal year, if changed since last report.


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


                  Class                      Outstanding at
April 27, 1996
Common Stock    - $.1172 par value 76,517,335
Common Stock Non-Voting - $.01 par value         -0-

Pages: This report contains eleven pages numbered sequentially from this cover page.











       FORM 10-Q

PART I - FINANCIAL INFORMATION

STATEMENTS OF FINANCIAL POSITION

HORMEL FOODS CORPORATION
(In Thousands of Dollars)

      April 27,       October 28,
        1996           1995
                                             (Unaudited)


ASSETS

CURRENT ASSETS
     Cash and cash equivalents               $ 153,374
$ 189,539
     Short-term marketable securities--
      at cost which approximates market          7,473
8,489
     Accounts receivable                       190,084
231,407
     Inventories                               242,682
210,898
     Deferred Income Taxes                      14,796
13,255
     Prepaid expenses                            6,277
5,679
     TOTAL CURRENT ASSETS         614,686         659,267


DEFERRED INCOME TAXES                           65,389
66,204

INTANGIBLES                                     79,583
81,650

INVESTMENTS AND OTHER ASSETS                    91,739
83,655

PROPERTY, PLANT AND EQUIPMENT

     Land                                        7,841
8,009
     Buildings 184,244         166,888
     Equipment 502,897         495,641
     Construction in progress                   64,723
51,388
                                               759,705
721,926

Less allowance for depreciation               (389,494)
(388,842)
                                               370,211
333,084







                                            $1,221,608
$1,223,860



See notes to financial statements








          FORM 10-Q


STATEMENTS OF FINANCIAL POSITION

HORMEL FOODS CORPORATION
(In Thousands of Dollars)
      April 27,      October 28,
         1996          1995
                                             (Unaudited)


LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES

     Accounts payable                         $  99,534
$  97,479
     Accrued expenses     31,051    26,246
     Accrued marketing expenses     11,546         20,638
     Employee compensation     33,696         44,700
     Taxes other than federal income taxes    15,143
15,380
     Dividends payable   11,513         11,123
     Federal income taxes           0            118
     Current maturities of long-term debt        2,205
2,131
                 TOTAL CURRENT LIABILITIES      204,688
217,815

LONG-TERM DEBT - less current maturities         15,562
16,959

ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION   237,825
235,659

ACCRUED PENSION COSTS                                 0
7,240

OTHER LONG-TERM LIABILITIES                      14,820
14,140


STOCKHOLDERS' INVESTMENT
     Preferred Stock, par value $.01 a
     share--authorized 40,000,000 shares;
     issued - none
     Common Stock, non-voting, par value
     $.01 a share--authorized 40,000,000
     shares; issued - none
     Common Stock, par value $.1172 a share --
     authorized 200,000,000 shares; issued
     76,600,000 shares                          8,978
9,007
     Additional paid-in capital                  10,344
16,624
     Shares held in treasury.                  (  2,173)
(  3,922)
                                                 17,149
21,709

     Earnings reinvested in business            731,564
710,338
                                                748,713
732,047

                                             $1,221,608
$1,223,860


See notes to financial statements








       FORM 10-Q


STATEMENTS OF EARNINGS (Unaudited)
HORMEL FOODS CORPORATION
(In Thousands of Dollars, Except Per Share Amounts)



                                     Three Months Ended
Six Months Ended
                                    April 27,  April 29,
April 27,  April 29,
                                      1996       1995
1996       1995



Sales, less returns and allowances  $746,658  $748,046
$1,471,039  $1,478,766

Cost of products sold                568,198   566,009
1,115,143   1,094,584

                    GROSS PROFIT     178,460   182,037
355,896     384,182
Expenses:
  Selling and delivery               125,628   126,953
253,134     256,806
  Administrative and general          17,230    16,616
39,980      34,398

                OPERATING INCOME      35,602    38,468
62,782       92,978

Other income and expenses:
     Other income-net                     2,700     3,067
8,995        6,521

     Interest expense                     ( 432)   (  438)
(  840)       ( 749)

EARNINGS BEFORE INCOME TAXES   38,870    41,097     70,937
98,750

Provision for income taxes            13,350    15,743
25,751      37,908

NET EARNINGS                         $24,520  $ 25,354    $
45,186     $60,842



NET EARNINGS PER SHARE                 $0.32     $0.33
$0.59       $0.79




See notes to financial statements



















       FORM 10-Q

STATEMENTS OF CASH FLOWS (Unaudited)
HORMEL FOODS CORPORATION
(In Thousands of Dollars)

                                                    Six
Months Ended
                                                 April 27,
April 29,
                                                  1996
1995

OPERATING ACTIVITIES
     Net earnings                                  $ 45,186
$ 60,842
  Adjustments to reconcile to net cash
  provided by operating activities:
    Depreciation                                  18,078
16,473
    Amortization of intangibles                    2,067
1,853
    Provision for deferred income taxes             (726)
1,310
    (Gain) loss on property/equipment sales       (3,599)
(150)
    Changes in operating assets and liabilities:
      Decrease in accounts receivable             41,323
39,787
      (Increase) in inventories
        and prepaid expenses                     (32,382)
(18,435)
      (Decrease) in accounts payable and
        accrued expenses                         (17,985)
(72,614)
  NET CASH PROVIDED BY OPERATING ACTIVITIES       51,962
29,066

INVESTING ACTIVITIES
     Sale of short-term marketable securities         1,016
2,130
     Acquisitions of businesses                           0
(2,799)
     Purchases of property/equipment                (56,431)
(41,993)
  Proceeds from sales of property/equipment        4,825
1,539
  (Increase) decrease in investments
    and other assets          (8,084)            (6,949)
  NET CASH USED IN INVESTING ACTIVITIES          (58,674)
(48,072)

FINANCING ACTIVITIES
  Proceeds from long-term borrowings                   0
10,000
     Principal payments on long-term debt            (1,323)
(1,610)
     Dividends paid on Common Stock                 (22,634)
(20,706)
  Other                                           (5,496)
(953)
  NET CASH USED IN FINANCING ACTIVITIES          (29,453)
(13,269)


  INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                               (36,165)
(32,275)


  Cash and cash equivalents
  at beginning of year                           189,539
248,599

  CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                              $153,374
$216,324


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

NOTE B

The results of operations for the six month periods ended
April 27,
1996, and April 29, 1995 are not necessarily indicative of the results to be expected for the full year.









































FORM 10-Q



MANAGEMENTS' DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HORMEL FOODS CORPORATION

RESULTS OF OPERATIONS


Net earnings in the second quarter decreased $834,000 to $24,520,000 from
$25,354,000 during the same quarter of 1995. Sales for the quarter decreased .2 percent to $746,658,000 from $748,046,000 last year. Sales tonnage for the period decreased by 12.8 percent compared to the same quarter of 1995.

The decline in second quarter earnings and volume from record levels in
1995 was a result of the difficult business environment that has affected much of the food industry. Live pork prices reached their highest level in several years limiting the Company's ability to obtain customary margins in its pork operations. In addition, Jennie-O's turkey business began to feel the impact of extraordinarily high corn and soymeal costs. Beef herd liquidation caused by the high feed costs also resulted in retail beef prices being at their lowest level in years. This put additional pressure on pork and turkey margins as beef presented a very attractive and economical protein option. Declines of sales and tonnage volume from 1995 were primarily caused by Dubuque Foods terminating fresh pork purchases from FDL Foods, Inc. of Dubuque, Iowa. Growth in the tonnage volume of
Hormel branded consumer packaged products lessened the impact of the decreased fresh pork business and margin pressures felt on the commodity type pork and turkey products.

Sales and earnings for the first half of 1996 were $1,471,039,000 and
$45,186,000 compared to $1,478,766,000 and $60,842,000,
respectively, last
year. Tonnage volume decreased 13.9 percent for the half compared to the same period in 1995. The drop in tonnage volume for the six months was due to the discontinuance of fresh pork purchases from FDL Foods by Dubuque
Foods as discussed above. The 25.7 percent decline in earnings was primarily a result of last year's record first quarter which benefited from pork raw material costs at their lowest level in two decades. These low cost levels could not be maintained and increased throughout the remainder of 1995 and through the first six months of this year resulting in the continued pressure on margins.

The continuing high pork raw material costs combined with pressure placed on the Company's pork and turkey operations by extremely high price levels for corn and soymeal in the second quarter were the major factors in producing a gross margin as a percentage of sales of 23.9 and 24.2 percent compared to 24.3 and 26.0 percent for the corresponding quarter and six months of 1995. The impact of the higher pork and turkey raw material costs on gross profit was mitigated by increased sales volume throughout the first half of manufactured consumer branded items which are not as sensitive to fresh pork and turkey market fluctuations. In addition, a gain of approximately $3,000,000 from the sale of an idle plant facility was realized in the first quarter.









FORM 10-Q



MANAGEMENTS' DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HORMEL FOODS CORPORATION

RESULTS OF OPERATIONS


Marketing expenses for the quarter and first half were $51,307,000 and
$105,991,000, respectively, compared to $52,527,000 and $108,205,000 for the same periods of 1995. The Company continues to emphasize both its well established products and its newer ethnic product introductions in its promotional programs. Selling and delivery expenses remained virtually unchanged for both the quarter and six months at 16.9 and
17.2 percent of
sales compared to 17.0 and 17.4 percent last year. Administrative and general expenses increased to 2.3 from 2.2 percent of sales comparing the two quarters and increased to 2.7 percent from 2.3 percent on a to-date basis between 1996 and 1995. The increase in administrative costs for the six months reflects the settlement of an antitrust class action lawsuit in the amount of $7,500,000. Farm Fresh Catfish and Hormel Foods Corporations were two of several defendants in an alleged conspiracy to fix prices among processors of catfish. Although the Company considered the plaintiff's claims to be without merit, it decided to settle the lawsuits since continued defense of the case subjected the Company and its shareholders to unnecessary risks due to the potential size of the claim and the inherent uncertainty of commercial litigation.

The Company's core Hormel business continues to be the major contributor to earnings. High feedstuff costs put increasing pressure on Jennie-O's results for the quarter. Jennie-O's new turkey processing plant in
Montevideo, Minnesota began operations in late April and is operating satisfactorily.

Jennie-O purchased a major interest in Viking Hatchery of Detroit Lakes,
Minnesota.  The hatchery, which will be capable of providing
Jennie-O
growers with ten million poults per year, is Jennie-O's first entry into the hatchery business.

Results for the second quarter at Dubuque Foods continued to be less than plan as the high pork raw material costs have a greater impact on the
Dubuque product line than the primary Hormel business.

The effective tax rate for the quarter and six months to-date was 35.3 and
36.3 percent compared to 38.3 and 38.4 percent for the respective periods in 1995. The drop was a result of a lower overall state tax rate and realization of tax credits from investments in affordable housing programs.

Other Income-Net for the first half was $8,995,000 compared to $6,521,000 last year. The increase was primarily the result of a realized gain on the sale of oil and gas stock that had been classified as available for sale.










FORM 10-Q



MANAGEMENTS' DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HORMEL FOODS CORPORATION

FINANCIAL CONDITION



Ratio comparisons presented below as of the end of the second quarter reflect the continued strong financial condition of the Company.

                                      End of Quarter
                                2nd Quarter    2nd Quarter
                                   1996           1995

Liquidity Ratios
  Current ratio                      3.0            3.1
  Receivables turnover              14.0           14.2
  Days sales in receivables         23.6 days      23.3 days
  Inventory turnover                 9.8           10.5
  Days sales in inventory           39.7 days      36.1 days

Leverage Ratio
  Long-term debt to equity           2.4%           2.7%

Operating Ratios
  Pre-tax profit to net worth       19.2%          29.0%
  Pre-tax profit to total assets    11.6%          16.7%


Changes during the first six months in current asset and liability balances followed normal seasonal patterns. Inventory levels are adequate for the traditional promotional activities that occur during the third and fourth quarter. During the second quarter, the Company repurchased and retired
252,128 shares under a repurchase plan announced March 25, 1996. The plan authorizes repurchase of up to 5,000,000 shares of Hormel Foods Corporation common stock. The Company will use its excess cash to fund the buy back of shares which may then be retired or retained as treasury stock.

During the first half, the Company invested $56,431,000 in new plant and equipment. The company has major renovation or expansion projects in progress at it Fremont, Nebraska; Austin, Minnesota; and Osceola, Iowa locations. Jennie-O Foods began operations in late April of a new turkey processing plant in Montevideo, Minnesota. Investments in plant and equipment continues to emphasize productivity gains while improving ergonomics and safety conditions for employees.

Early in the first half, the Company recognized the gain on the sale of an idle plant facility in Ottumwa, Iowa. In addition, in the first quarter the Company realized gains on the sale of oil and gas stocks held as an investment available for sale.








FORM 10-Q



MANAGEMENTS' DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HORMEL FOODS CORPORATION

FINANCIAL CONDITION



The Company continues to keep excess funds invested short term as it examines business opportunities that meet its long term operating goals.

In the second quarter the Company paid $7,500,000 accrued in the first quarter to settle the antitrust class action lawsuit discussed in the
Results of Operations.

Long term debt consists of small issue Industrial Revenue Bonds of varying maturities and debt used for investment in the Federal Government
Affordable Housing Program. The leverage ratio indicates the significant amount of borrowing capacity available to take advantage of any business opportunities that may arise through acquisition or internal expansion.








































FORM 10-Q


PART II - OTHER INFORMATION


Item 4.  Results of Votes of Security Holders.

         None.


Item 6.  Exhibits and Reports on Form 8-K

     The Company filed a Form 8-K on March 25, 1996 announcing the approval by the Company's Board of Directors of a stock repurchase program. The program authorizes the repurchase of up to five million shares of Hormel Foods Corporation common stock at prevailing prices on the open market.

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