Form 10-Q
period 1996-07-27
HORMEL FOODS CORP /DE/
filed 1996-09-10
CIK 48465

SECURITIES AND EXCHANGE COMMISSION


	Washington, D. C. 20549

	FORM 10-Q
	QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended July 27,1996                             Commission File
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


	YES  XXX  	NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


                  Class                   	Outstanding at July 27, 1996
Common Stock	 - $.1172 par value	76,243,801
Common Stock Non-Voting - $.01 par value	  -0-

Pages: This report contains eleven pages numbered sequentially from this cover page.











	FORM 10-Q

PART I - FINANCIAL INFORMATION

STATEMENTS OF FINANCIAL POSITION

HORMEL FOODS CORPORATION
(In Thousands of Dollars)

	 July 27,       October 28,
	   1996   	   1995
                                             (Unaudited)


ASSETS

CURRENT ASSETS
	Cash and cash equivalents               $ 110,141 	$ 189,539
	Short-term marketable securities--
	 at cost which approximates market          6,995           8,489
	Accounts receivable                       181,289         231,407
	Inventories                               288,170         210,898
	Deferred Income Taxes                      15,297          13,255
	Prepaid expenses                            8,893           5,679
	TOTAL CURRENT ASSETS         610,785         659,267


DEFERRED INCOME TAXES                           64,939          66,204

INTANGIBLES                                     78,589          81,650

INVESTMENTS AND OTHER ASSETS                    88,546          83,655

PROPERTY, PLANT AND EQUIPMENT

	Land                                        8,326           8,009
	Buildings	197,100         166,888
	Equipment	521,854         495,641
	Construction in progress                   56,673          51,388
                                               783,953         721,926

Less allowance for depreciation               (396,698)       (388,842)
                                               387,255	  333,084









                       			         $1,230,114      $1,223,860


See notes to financial statements







		FORM 10-Q


STATEMENTS OF FINANCIAL POSITION

HORMEL FOODS CORPORATION
(In Thousands of Dollars)
	July 27,        October 28,
	    1996   	   1995
                                             (Unaudited)


LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES

	Accounts payable                         $ 108,075      $  97,479
	Accrued expenses	 33,282         26,246
	Accrued marketing expenses	 19,599         20,638
	Employee compensation	 37,772         44,700
	Taxes other than federal income taxes	 13,356         15,380
	Dividends payable	11,490         11,123
	Federal income taxes	      0            118
	Current maturities of long-term debt	    2,298          2,131

                 TOTAL CURRENT LIABILITIES      225,872        217,815

LONG-TERM DEBT - less current maturities         15,213         16,959

ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION   238,539        235,659

ACCRUED PENSION COSTS                                 0          7,240

OTHER LONG-TERM LIABILITIES                      15,976         14,140


STOCKHOLDERS' INVESTMENT
	Preferred Stock, par value $.01 a
	share--authorized 40,000,000 shares;
	issued - none
	Common stock, non-voting, par value
	$.01 a share--authorized 40,000,000
	shares; issued - none
	Common Stock, par value $.1172 a share --
	authorized 200,000,000 shares; issued
	76,300,000 shares and
       76,852,128 respectively                    8,942          9,007
	Additional paid-in capital                   3,043         16,624
	Shares held in treasury.                  (  1,385)      (  3,922)
                                                 10,600         21,709

	Earnings reinvested in business            723,914        710,338
                                                734,514        732,047

                                             $1,230,114     $1,223,860


See notes to financial statements







	  FORM 10-Q


STATEMENTS OF EARNINGS (Unaudited)
HORMEL FOODS CORPORATION
(In Thousands of Dollars, Except Per Share Amounts)


                                     Three Months Ended   Nine Months Ended
                                    July 27,    July 29,  July 27,   July 29,
                                      1996       1995       1996       1995



Sales, less returns and allowances  $749,871  $732,356  $2,220,910  $2,211,122

Cost of products sold                603,899   563,327   1,719,041   1,657,911

                    GROSS PROFIT     145,972   169,029     501,869     553,211
Expenses:
  Selling and delivery               125,690   122,639     378,824     379,445
  Administrative and general          15,109    14,840      55,089      49,238

                OPERATING INCOME       5,173    31,550     67,956      124,528

Other income and expenses:
	Other income-net                     1,912     2,689     10,907        9,210

	Interest expense                     ( 391)   (  528)    (1,231)      (1,277)

EARNINGS BEFORE INCOME TAXES	  6,694    33,711     77,632      132,461

Provision for income taxes             2,684    12,692      28,435      50,600

NET EARNINGS               	       $ 4,010  $ 21,019    $ 49,197     $81,861



NET EARNINGS PER SHARE		         $0.05     $0.28       $0.64       $1.07




See notes to financial statements



















	  FORM 10-Q


STATEMENTS OF CASH FLOWS (Unaudited)
HORMEL FOODS CORPORATION
(In Thousands of Dollars)


                                                    Nine Months Ended
                                                 July 27,         July 29,
                                                  1996              1995

OPERATING ACTIVITIES
	Net earnings                                  $ 49,197           $ 81,861
  Adjustments to reconcile to net cash
  provided by operating activities:
    Depreciation                                  27,938             24,851
    Amortization of intangibles                    3,131              2,830
    Provision for deferred income taxes             (777)               523
    (Gain) loss on property/equipment sales       (3,653)              (211)
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable   50,118             39,364
      (Increase) decrease in inventories
        and prepaid expenses                     (80,486)           (30,689)
      Increase (decrease) in accounts payable and
        accrued expenses                           4,999            (61,243)
  NET CASH PROVIDED BY OPERATING ACTIVITIES       50,467             57,295

INVESTING ACTIVITIES
	Sale of short-term marketable securities         1,494              2,696
	Acquisitions of businesses                         (70)            (4,444)
	Purchases of property/equipment                (83,755)           (71,532)
  Proceeds from sales of property/equipment        5,299              1,703
  (Increase) decrease in investments
    and other assets	     (4,891)            (9,836)
  NET CASH USED IN INVESTING ACTIVITIES          (81,923)           (81,413)

FINANCING ACTIVITIES
  Proceeds from long-term borrowings                 553             10,000
	Principal payments on long-term debt            (2,131)            (1,610)
	Dividends paid on Common Stock                 (34,140)           (31,828)
  Stock Repurchase                               (14,127)                 0
  Other                                            1,903             (1,316)
  NET CASH USED IN FINANCING ACTIVITIES          (47,942)           (24,754)


  INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                               (79,398)           (48,872)


  Cash and cash equivalents
  at beginning of year                           189,539            248,599

  CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                              $110,141           $199,727


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


NOTE B

The results of operations for the nine month periods ended July 27, 1996, and July 29, 1995 are not necessarily indicative of the results to be expected for the full year.









































												FORM 10-Q


MANAGEMENTS' DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HORMEL FOODS CORPORATION

RESULTS OF OPERATIONS


Net earnings in the third quarter decreased 80.9 percent to $4,010,000 from $21,019,000 during the same quarter of 1995. Sales for the quarter increased 2.4 percent to $749,871,000 from $732,356,000 last year. Sales tonnage for the period decreased 13.5 percent compared to the same quarter of 1995.

The decline in third quarter earnings compared to 1995 was a result of the continued difficult business environment that has impacted much of the food industry throughout 1996. Live pork prices continued at their highest level in several years limiting the Company's ability to obtain customary margins in its pork operations and on processed items using pork as a primary ingredient. In addition, Jennie-O's turkey business was unable to meet planned profit objectives as the high corn and soymeal costs continued to decrease margins as the cost of live birds increased. The ability of the Company to increase selling prices to relieve the pressure of higher raw material costs was also impacted by beef herd liquidation caused by the high feed costs. Retail beef prices at their lowest level in years also limited pork and turkey margins as beef presented a very attractive and economical protein option.

Declines in tonnage volume from 1995 were primarily caused by Dubuque Foods terminating fresh pork purchases from FDL Foods, Inc. of Dubuque, Iowa, in the fourth quarter of 1995. Tonnage volume of higher value Hormel branded consumer packaged products increased which lessened the impact of the decreased fresh pork business on dollar sales volume.

Sales and earnings for the first three quarters of 1996 were $2,220,910,000 and $49,197,000 compared to $2,211,122,000 and $81,861,000, respectively, last year. Tonnage volume decreased 13.8 percent to-date compared to the same period in 1995. The drop in tonnage volume, the increase in sales dollars and the pressure on pork and turkey margins were a result of economic conditions discussed above getting worse throughout the year.

The continuing high pork raw material costs combined with pressure placed on the Company's pork and turkey operations by high price levels for corn and soymeal throughout the year were the major factors in producing a gross margin as a percentage of sales of 19.8 and 22.6 percent compared to 23.1 and 25.0 percent for the corresponding quarter and three quarters to-date of 1995. A gain of approximately $3,000,000 from the sale of an idle plant facility was realized in the first quarter of 1996.















												FORM 10-Q


MANAGEMENTS' DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HORMEL FOODS CORPORATION

RESULTS OF OPERATIONS


Marketing expenses for the quarter and three quarters to-date were $53,951,000 and $159,942,000, respectively, compared to $50,397,000 and
$158,602,000 for the same periods of 1995. Market share increases in both its mature core products and newer ethnic product introductions emphasize the Company's objective of improving margins through increased branding and co-ordinated promotional programs.

Administrative and general expenses for the quarter were unchanged at 2.0 percent of sales comparing 1996 to 1995. For three quarters to-date, the administrative and general expenses were 2.5 percent of sales compared to
2.2 percent last year. The increase in administrative costs on a to-date basis reflects the settlement of an antitrust class action lawsuit in the amount of $7,500,000 at the Company's Farm Fresh Catfish subsidiary.

The Company's core Hormel business continues to be the major contributor to earnings. Results at Jennie-O and Dubuque Foods continued to be less than planned as a result of margin pressure from high raw material costs and price levels of competing protein sources.

The effective tax rate for the quarter and nine months to-date was 40.1 and
36.7 percent compared to 37.7 and 38.2 percent for the respective periods in 1995. The increase for the quarter was due to normal permanent taxable income additions against the sharp drop in taxable income.
































												FORM 10-Q


MANAGEMENTS' DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HORMEL FOODS CORPORATION

FINANCIAL CONDITION


Ratio comparisons presented below as of the end of the third quarter reflect the Company's continued strong financial condition.

						        End of Quarter
						  3nd Quarter    3nd Quarter
						     1996           1995

Liquidity Ratios
  Current ratio			       2.7		  3.0
  Receivables turnover		      14.4	      14.1
  Days sales in receivables         22.4 days	 23.4 days
  Inventory turnover		       9.2	      10.3
  Days sales in inventory	      45.9 days      38.1 days

Leverage Ratio
  Long-term debt to equity           2.4%           2.7%

Operating Ratios
  Pre-tax profit to net worth       14.1%          25.8%
  Pre-tax profit to total assets     8.4%          14.8%


Changes during the first three quarters in current asset and liability balances followed normal seasonal patterns except for cash and inventories. Cash balances declined as a result of the decline in profits and the requirement to fund construction projects, normal operations and the Company stock repurchase plan. During the third quarter, the Company repurchased and retired 300,000 shares under a repurchase plan announced March 25, 1996. The Company has repurchased and retired 552,128 shares to-date under the plan. Inventories increased substantially over customary levels due to the increased price levels of raw materials. Inventory levels are adequate for the traditional promotional activities that occur during the fourth quarter.

During the first nine months, the Company invested $83,755,000 in new plant and equipment. The Company has major renovation or expansion projects in progress at its Fremont, Nebraska, and Austin, Minnesota, locations and is building a new distribution center and smoke meats manufacturing facility in Osceola, Iowa. Jennie-O Foods began operations in late April of a new turkey processing plant in Montevideo, Minnesota.

Early in the year, the Company recognized the gain on the sale of an idle plant facility in Ottumwa, Iowa. During the first quarter the Company realized gains on the sale of oil and gas stocks held as an investment available for sale.









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

The leverage ratio indicates the significant amount of borrowing capacity available to take advantage of business opportunities that may arise through acquisition or internal expansion.












































												FORM 10-Q


PART II - OTHER INFORMATION


Item 4.  Results of Votes of Security Holders.

	    None.


Item 6.  Exhibits and Reports on Form 8-K

	The Company filed a Form 8-K on July 22, 1996 announcing the election of E. Peter Gillette, Jr., president of Piper Trust
Company, to the Board of Directors of Hormel Foods
Corporation.

	The Company filed a Form 8-K on August 6, 1996 announcing that third quarter earnings were expected to be in the range of $0.04 - $0.06 per share. The anticipated results were below
Wall Street estimates and the $0.28 per share for the third quarter of 1995.

	Company filed a Form 8-K on September 5, 1996 announcing a change in Company Bylaws concerning the procedure for bringing business and nominating individuals for election as Directors at the Company's Annual Meeting.

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