Form 10-K
period 1996-10-26
HORMEL FOODS CORP /DE/
filed 1997-01-24
CIK 48465

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 26, 1996,   Commission File No. 1-2402

HORMEL FOODS CORPORATION
(Exact name of registrant as specified in its charter)

  		Delaware							    41-0319970
(State or other Jurisdiction of				(I.R.S. Employer
 Incorporation or organization)				 Identification No.)
					1 Hormel Place
		     		Austin, Minnesota			55912-3680
		(Address of principal executive offices)    	(zip Code)

Registrant's telephone number, including area code  (507) 437-5611

Securities registered pursuant to Section 12 (b) of the Act:

										Name of
Each Exchange on
	Title of Each Class							Which
Registered

Common Stock,$.1172 Par Value 				New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:

							None

						(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of December 2, 1996.

	Common Stock--$1,188,168,446

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date covered by this report.


	Common Stock, $.1172 Par Value--77,392,529 shares at December 2, 1996 Common Stock Non-Voting, $.01 Par Value--0 shares at December 2, 1996

	DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Stockholders' Report for the year ended October 26, 1996, are incorporated by reference into Part II and included as a separate section in the electronic filing to the SEC.

Portions of the proxy statement for the Annual Meeting of the Stockholders to be held January 28, 1997, are incorporated by reference into Part II and included as a separate section in the electronic filing to the SEC.

PART I
Item 1.  BUSINESS

  General Development of Business

	(a)	Hormel Foods Corporation, a Delaware corporation, was founded by
George A. Hormel in 1891 in Austin, Minnesota as George A. Hormel
& Company. The Company started as a processor of meat and food products and continues in this line of business. The Company name was changed to Hormel Foods Corporation on January 31, 1995.
The parent company is primarily engaged in the production of a variety of meat and food products and the marketing of those products throughout the United States. Although pork remains the major raw material for Hormel products, the Company has emphasized for several years the manufacture and distribution of branded, consumer packaged items rather than the commodity fresh meat business closely associated with the industry in the past.
New product introductions the past few years have emphasized a variety of branded turkey products produced and sold under the Jennie-O label and the fast growing ethnic food market with Chi-
Chi's line of Mexican foods, House of Tsang oriental sauces and food products, and Mediterranean food products under the Peloponnese and Melting Pot labels.

		In October 1996, the Company purchased Stagg Foods, Inc., a leading West Coast producer of chili and stew products through an exchange of stock. Stagg Foods will be operated as part of the main Hormel business.

		The Company's larger subsidiaries include Jennie-O Foods, Inc.; Dubuque Foods, Inc.; Farm Fresh Catfish Company; Hormel Foods
International Corporation and Vista International Packaging, Inc.

		Jennie-O, a Willmar, Minnesota based turkey processor, markets its products nationwide through its own sales force and brokers, providing the Company with a significant presence in this important, and growing segment of the industry.

		Dubuque Foods, Inc. formerly named FDL Marketing, Inc. was formed in 1985 to be the exclusive marketer of the production of FDL
Foods, Inc., a Dubuque, Iowa, meat packer.  In July of 1993, the
Company acquired through two subsidiaries, Dubuque Foods, Inc.
and Rochelle Foods, Inc., a portion of the assets of FDL Foods.
Dubuque Foods acquired the FDL Foods brands and trademarks.
Rochelle Foods acquired the FDL Foods manufacturing operations at Rochelle, Illinois. Rochelle Foods is a co-packer of product for both Hormel and Dubuque Foods. Dubuque Foods has no production facilities and contracts with various co-packers to supply product under its label.

		Farm Fresh Catfish Company, acquired in 1983, competes in the seafood protein segment of the food industry. Farm Fresh raises, slaughters and distributes farm raised catfish primarily in the southeastern section of the United States through a network of brokers. Late in 1996 the Company announced its intention to exit the fish business. Details of a pending sale in 1997 were not announced.

		The Company markets its products internationally through Hormel Foods International Corporation. Hormel Foods International has been increasing its presence in the international marketplace through joint ventures and placement of personnel in strategic foreign locations. Joint ventures have been established in Mexico, China, and Australia. Hormel International marketing and sales personnel are located in England, China and Australia.
Investment of personnel and capital in the foreign segment of the business is expected to continue for the foreseeable future.
During calendar 1996 minority investments were made in foreign food companies in Poland and Spain which should result in increased Hormel presence in these areas.

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


  Industry Segment

	(b)	Hormel Foods Corporation is engaged in a single industry segment
"Meat and Food Processing". The meat and food processing industry is very competitive with respect to price, marketing and customer service. In addition to meat processing firms, the Company competes with consumer packaged food manufacturers as well as seafood, poultry and vegetable protein processores.


Description of Business

	(c)	The principal products of the Company are meat and food
products
which are sold fresh, frozen, cured, smoked, cooked and canned.

		The percentage of total revenues contributed by classes of similar products for the last three fiscal years of the Company are as follows:

	Year Ended
	  October	October	October
	  26,1996	28,1995 	29, 1994

	Meat Products 	  52.6%	54.4%	57.3%
	Prepared Foods 	  28.1	28.0 	26.0
	Poultry, Fish, Other       17.6	   16.7	   19.3
	   100.0%   100.0%	100.0%

	Meat Products includes fresh meats, sausages, hams, wieners and bacon. Prepared Foods products include canned luncheon meats, shelf stable microwaveable entrees, stews, chilies,
	hash, meat spreads and frozen processed products. Jennie-O turkey and Farm Fresh catfish products are included in the Poultry, Fish and Other category.

	Hormel Foods has numerous trademarks and patents which are important to the Company's business. Some of the trademarks are registered and some are not. The more significant trademarks are: HORMEL, BLACK LABEL, BY GEORGE, CURE 81, CUREMASTER, DI LUSSO, DINTY MOORE, FRANK 'N STUFF, HOMELAND, LAYOUT PACK, LIGHT & LEAN, LITTLE SIZZLERS, MARY KITCHEN,
RANGE
BRAND, ROSA GRANDE, SANDWICH MAKER, SPAM, WRANGLERS,
JENNIE-O,
KID'S KITCHEN, FAST 'N EASY, DUBUQUE, QUICK MEAL, OLD
SMOKEHOUSE, and HOUSE OF TSANG. The Company holds 16 foreign and 23 U. S. patents.

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

	Quarterly results for fiscal 1996 and 1995 are reported on page 29, Note K to the financial statements in the Annual Report to Stockholders for 1996.

	On October 26, 1996, the Company had unused lines of credit of $10,000,000. A fee is paid for the availability of fixed credit lines. In October of 1996 the Company completed a private placement of Senior Notes for $110,000,000. The Senior
Notes will mature October 15, 2002 and October 15, 2006. Other long-term debt consisted of Industrial revenue bonds with varying maturities of $7,750,000 and $11,259,000 of promissory notes through 2001 secured by limited partnership interests in the federal affordable housing program. No commercial paper was outstanding at the end of fiscal 1996.

	During the first quarter of 1997, a minority interest in Campofrio Alimentacion, Madrid, Spain was purchased with the proceeds of a credit agreement denominated in Spanish pesetas. Financial resources and anticipated funds from operations are considered adequate to meet normal operating cash requirements in 1997.

	The Company has no customers the loss of which would have a significant effect on the Company's business. During fiscal
	year 1996, no customer accounted for more than 5.0% of sales. Backlog orders are not significant due to the perishable nature of a large portion of the products and orders are accepted and shipped on a current basis.

	The Company continues to develop and introduce new products each year. No new product in 1996 required a material investment of Company assets. Improving and developing new products is the responsibility of task forces including personnel from operations, marketing, administration, engineering, and research and development. Research and development expenditures for fiscal 1996, 1995 and 1994, respectively, were $8,022,000,$7,829,212 and $7,742,973. There are 29 professional employees engaged in full time research, 11 in the area of improving existing products and 18 in developing new products.

	As of October 26, 1996, the Company had over 11,000 active employees.

	Livestock slaughtered by the parent company is purchased by Company buyers, commission dealers, sale barns and terminal markets located principally in Minnesota, Iowa, Nebraska and South Dakota. The level of pork production in the United
States has an impact on Hormel's operations. Any significant decrease in the supply of pork has an adverse effect because of higher costs and lower margins coupled with an under-utilization of Company facilities. A significant increase in the supply of pork normally results in lower costs and higher margins. To minimize supply variations which impact profitability the live pork industry is rapidly moving to very large, vertically integrated, year round confinement operations. The Company, as well as its major competitors continues to analyze options that will allow them to maximize the benefits of reduced volatility in the supply of fresh pork.

	Products under the Hormel label are sold in all 50 states by the parent Company. Products are sold by approximately 575 sales personnel operating in assigned territories coordinated from district sales offices located in most of the larger
United States cities, and by approximately 450 brokers and distributors. Distribution of products to customers is by common carrier.

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

	Facilities that produce manufactured items are located in Algona, Iowa; Austin, Minnesota; Beloit, Wisconsin; Aurora, Illinois; Davenport, Iowa; Fremont, Nebraska; Knoxville, Iowa; Oklahoma City, Oklahoma; Stockton, California; Tucker, Georgia; and Wichita, Kansas. Custom manufacturing for Hormel is performed by several companies including Owatonna Canning Company, Owatonna, Minnesota; Lakeside Packing Company, Plainview, Minnesota; and Western Steer Mom and Pops of Claremont, North Carolina. The Company has under construction a processing plant and shipping center in Osceola, Iowa. This facility is expected to be fully operational by May of 1997.


            JENNIE-O FOODS

	Jennie-O Foods, Inc., a Willmar, Minnesota, based turkey processor, has turkey raising, slaughter and processing operations at various locations within Minnesota. Jennie-O contracts with turkey growers to supplement the turkeys it raises to meet its raw material requirements for whole birds
	and processed turkey products. As part of Jennie-O's long term expansion program, a new plant was opened during 1996 at Montevideo, Minnesota which substantially increased Jennie-O's processing capacity.

	HORMEL FOODS INTERNATIONAL

	Hormel Foods International Corporation markets the Company's products in international areas including the Philippines, Japan and various European countries. The Company, through Hormel Foods International, has licensed companies to manufacture SPAM luncheon meat overseas on a royalty basis, principally Newforge Foods Limited in Great Britain. Hormel
Foods International owns Hormel FSC, Inc., a foreign sales corporation, which engages in export related activities.
Hormel Foods International has offices in Australia, China and
England to increase the sales and marketing support in these geographical areas of the international marketplace. During
1996 minority investments were made in Poz Meats, Poznan, Poland and Campofrio Alimentacion, Madrid, Spain.

	FARM FRESH CATFISH

	Farm Fresh Catfish Company operates slaughter and processing plants in Arkansas and Mississippi. Live fish are purchased from independent growers to supplement the supply provided by its own farms. Late in 1996 the Company announced its intention to exit the fish business. Details of a pending sale in 1997 were not announced.

	VISTA INTERNATIONAL PACKAGING

	Vista International Packaging, Inc., previously a subsidiary of Hormel Foods International was switched to a subsidiary of the parent company in 1995. Vista is a food packaging company located in Kenosha, Wisconsin which imports, customizes, and distributes, a variety of natural and artificial casings for the meat and food processing industry.

	DUBUQUE FOODS

		  Dubuque Foods, Inc., formerly called FDL Marketing, Inc., purchased the brands and trademarks of FDL Foods, Inc., Dubuque, Iowa, in July of 1993. FDL Foods also sold its
            Rochelle, Illinois slaughter and processing operations to Rochelle Foods, Inc., a sister subsidiary of Dubuque Foods. Dubuque Foods has co-packing arrangements with Rochelle Foods and others to manufacture products under its brand names.


	Executive Officers of the Registrant

	(d)
                                                                Year
                                                          Which First
                                                              Elected
            Name                    Office              Age   Officer

	Joel W. Johnson	Chairman of the Board,      53       1991
	President and Chief
			Executive Officer

	Don J. Hodapp	Executive Vice President    58       1969
	& Chief Financial Officer

	Gary J. Ray	Executive Vice President    50       1988

	Eric A. Brown	Group Vice President,       50       1987
		  Prepared Foods Group

	James W. Cole	Group Vice President,       62       1990
			Foodservice Group

     David N. Dickson        Group Vice President,       53       1989
						 International and
                               Corporate Development

	Stanley E. Kerber	Group Vice President,       58       1977
	Meat Products Group


	Richard W. Schlange	Vice President and          61       1969
	Controller

	Mahlon C. Schneider	    Vice President and          57       1990
						 General Counsel

	Richard A. Bross	Vice President,             45       1995
	Grocery Products

	Forrest D. Dryden	Vice President, Research    53       1987
	& Development Division

     Jerry C. Figenskau      Vice President,             56       1994
	Specialty Products
	Division

     James A. Jorgenson      Vice President,             51       1990
 	Human Resources

	Gary C. Paxton		    Vice President,			  51
1992
						 Manufacturing












Item 1.  BUSINESS--Continued

                                                                  Year
                                                           Which First
                                                               Elected
            Name          	       Office              Age    Officer


	Kenneth P. Regner	Vice President,             59       1989
	Engineering

	James N. Rieth		    Vice President, Hormel      56       1981
						 and President
						 Jennie-O Foods, Inc.

	Robert A. Slavik	Vice President,             51       1993
		  Meat Products Sales

     Michael J. McCoy        Treasurer                   49       1994

     Thomas J. Leake         Corporate Secretary         51       1990

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

Item 2.  PROPERTIES
                                  Approximate
						    Floor Space
                                 (Square Feet)  Owned or  Expiration
         Location                 Unless Noted   Leased       Date

	 Hormel Foods Corporation

         Slaughtering and
         Processing Plants

		 Austin, Minnesota
		   Slaughter               212,000      Owned  (Leased Out)
		   Processing              924,000      Owned

		 Fremont, Nebraska         636,000      Owned

		 Rochelle, Illinois        430,000      Owned
		  (Rochelle Foods, Inc.)

        	Processing Plants

	 Algona, Iowa              152,000      Owned
	 Austin, Minnesota Annex    82,000      Owned
	 Beloit, Wisconsin         338,000      Owned
	 Davenport, Iowa		         148,000      Owned
	 Ft. Dodge, Iowa		          17,000      Owned  (Leased out)
	 Houston, Texas		           93,000      Owned  (Closed)
	 Knoxville, Iowa           130,000      Owned
	 Oklahoma City, Oklahoma    56,000      Owned
	 Osceola, Iowa                          Owned
           (Under construction)
	      Stockton, California 139,000      Owned
	      Tucker, Georgia      259,000      Owned
	      Wichita, Kansas       75,000      Owned
	       (Dold Foods, Inc.)
	      Aurora, Illinois	     70,000      Leased  January 1998
	       (Creative Contract Packaging Corp.)
		      Aurora, Illinois	    70,000      Owned
			  (Herb-Ox Plant)

	Research and Development
         Center

	 Austin, Minnesota          56,000      Owned

	Corporate Offices

	 Austin, Minnesota         119,000      Owned

		Stagg Foods, Inc.
		  Hillsboro, Oregon        100,000       Owned
		Dan's Prize, Inc.
		  Long Prairie, Minnesota    78,999      Owned

	Jennie-O Foods, Inc.

		 Willmar, Minnesota
		  Airport Plant location   282,000      Owned
		 Willmar, Minnesota
		  Benson Ave. Plant		   79,000      Owned
		 Melrose, Minnesota Plant  119,000      Owned
		 Turkey farms - acres        9,032      Owned
		 Henning, Minnesota          5,200      Owned
		  Feed Mill
		 Atwater, Minnesota         14,000      Owned
		  Feed Mill
	 Montevideo, MinnPlant      80,000      Owned
	 Pelican Rapids, Minnesota 185,000      Owned
             West Central Turkeys Plant

	Farm Fresh Catfish, Inc.

		 Hollandale, Mississippi
		   Plant      			   50,000  Sale in Progress
		 Lake Village, Ark Plant    21,000  Sale in Progress
		 Fish farms - water acres    3,198      Leased  Various

	Vista International Packaging, Inc.

		 Kenosha, Wisconsin Plant   61,000      Owned

	    Algona Food Equipment Company (AFECO)

		 Algona, Iowa Plant         45,000      Owned

	The Company has major expansion or renovation projects in progress at Austin, Minnesota, Osceola, Iowa, Fremont,
Nebraska and at various Jennie-O locations.

	The Company believes its operating facilities are well maintained and suitable for current production volumes, and after the completion of the expansion and renovation projects, for all volumes which are anticipated in the foreseeable future. The Company is in negotiations for the sale of the assets of Farm Fresh Catfish. The transaction will close early in 1997 if the negotiations are successful.

Item 3.	  LEGAL PROCEEDINGS

          The Company knows of no pending material legal proceedings.


Item 4.	 SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

	No matters were submitted to stockholders during the fourth quarter of the 1996 fiscal year.

	At the Annual Meeting of Stockholders to be held January 28, 1997 shareholders will vote on a proposed amendment of the Hormel Foods Corporation 1991 Key Employee Stock Option and Award Plan. The amendment will enable options and awards granted under the Plan to qualify as deductible performance based compensation under Sections 162(m) of the Internal Revenue Code.


							PART II


  Item 5.	 MARKET FOR THE REGISTRANT'S COMMON STOCK AND
RELATED
           STOCKHOLDER MATTERS

	Information about Common Stock market prices, dividends, principal market of trade and number of stockholders on
	pages 32 of the Annual Stockholders' Report for the year ended October 26, 1996, is incorporated herein by reference.
	The Company's Common Stock has been listed on the New York Stock Exchange since January 16, 1990.

	Item 6.  SELECTED FINANCIAL DATA

	Selected Financial Data for the ten years ended October 26, 1996, on pages 18 and 19 of the Annual Stockholders' Report for the year ended October 26, 1996, is incorporated herein by reference.

	Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL
	CONDITION AND RESULTS OF OPERATION

	Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 30 and 31 of the Annual
Stockholders' Report for the year ended October 26, 1996, is incorporated herein by reference.

	Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

		    Consolidated Financial Statements, including unaudited
              quarterly data, on pages 20 through 29 and Report of Independent Auditors on page 29 of the Annual Stockholders' Report for the year ended October 26, 1996 is incorporated herein by reference.

	Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

           None.

		  PART III


 Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	 Information under "Election of Directors", contained on pages 3 through 5 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 28, 1997, is incorporated herein by reference.

           Information concerning Executive Officers is set forth in
           Item 1(d) of Part I pursuant to Instruction 3, Paragraph (b) of Item 401 of Regulation S-K.

Item  11.  EXECUTIVE COMPENSATION

           Information for the year ended October 26, 1996, under "Executive Compensation" on pages 7 through 13 and "Compensation of Directors" on page 5 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 28, 1997, is incorporated herein by reference.

 Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	MANAGEMENT
           Ownership of securities of the Company by certain beneficial owners and management for the year ended October 26, 1996, as set forth on pages 6 and 7 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 28, 1997, is incorporated herein by reference.

    Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              Information under "Other Information Relating to Directors, Nominees, and Executive Officers" for the year ended October 26, 1996, as set forth on page 13 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 28, 1997, is incorporated herein by reference.

PART IV

    Item 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

              AND REPORTS ON FORM 8-K

              (a) (1) and (2)--The response to this portion of Item 14 is submitted as a separate section of this report.

                    (3) --List of Exhibits--The response to this portion of
                    Item 14 is submitted as a separate section of this report.

              (b) The Company filed a Form 8-K on October 15, 1996 announcing the acquisition, through an exchange of stock, of Stagg Foods, Inc., a leading West Coast producer of chili and related products.

				The Company filed a Form 8-K on October 17, 1996
announcing that Robert F. Patterson, Group Vice
President of the Prepared Foods Group, and a Director of the Company would retire December 31, 1996. Eric A.
Brown, Senior Vice President of the Meat Products Group was named to succeed Patterson.

				The Company filed a Form 8-K on October 18, 1996
announcing the completion of a private placement of Senior Notes in the amount of $110,000,000.

				The Company filed a Form 8-K on November 1, 1996
announcing it had signed a letter of intent for an asset sale of its wholly owned subsidiary, Farm Fresh
Catfish Company, and that a $5,400,000 charge was being taken against fiscal 1996 earnings for the transaction.

				The Company filed a Form 8-K on December 20, 1996
announcing the purchase of a 21.4 percent minority interest in Spanish company Campofrio Alimentacion, S.A. headquartered in Madrid, Spain.

				The Company filed a Form 8-K on January 10, 1997
announcing the election of Eric A. Brown, Group Vice
President Prepared Foods Group to the Company's Board of Directors.

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

	HORMEL FOODS CORPORATION

By /s/ Joel W. Johnson                   	January 24, 1997
  Joel W. Johnson, Chairman of the Board,
  President and Chief Executive Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:





							 	Chairman of the Board,
								President, Chief Executive
/s/Joel W. Johnson		     1/24/97   Officer and Director
Joel W. Johnson			  Date	(Principal Executive Officer)



								Executive Vice President
								and Chief Financial
Officer
								and Director
/s/ Don J. Hodapp			1/24/97   (Principal Financial and
Don J. Hodapp			       Date    Accounting Officer)



/s/ Gary J. Ray			1/24/97   Executive Vice President
Gary J. Ray			       Date    and Director


							     Group Vice President
/s/ Eric A. Brown              1/24/97  Prepared Foods Group
Eric A. Brown			       Date    and Director


/s/ James W. Cole             1/24/97	Group Vice President
James W. Cole	Date	Foodservice Group and Director



								Group Vice President
							 	International and
/s/ David N. Dickson		1/24/97 	Corporate Development
David N. Dickson		       Date    and Director



/s/ Stanley E. Kerber		1/24/97   Group Vice President
Stanley E. Kerber			  Date    Meat Products Group
								and Director

/s/ John W. Allen             1/24/97	Director
John W. Allen	Date



/s/ William S. Davila         1/24/97	Director
William S. Davila	Date



/s/ E. Peter Gillette Jr.      1/24/97	Director
E. Peter Gillette Jr.	Date



/s/ Luella G. Goldberg        1/24/97	Director
Luella G. Goldberg	Date



/s/ Geraldine M. Joseph       1/24/97	Director
Geraldine M. Joseph	Date



/s/ Earl B. Olson             1/24/97	Director
Earl B. Olson	Date



/s/ Ray V. Rose               1/24/97 	Director
Ray V. Rose	Date



/s/ Dr. Robert R. Waller      1/24/97	Director
Dr. Robert R. Waller	Date

	ANNUAL REPORT ON FORM 10-K

	ITEM 14 (a) (1), (2), AND (3) AND ITEM 14 (c) AND (d)

	LIST OF FINANCIAL STATEMENTS
	AND FINANCIAL STATEMENT SCHEDULE

	FINANCIAL STATEMENT SCHEDULE

	LIST OF EXHIBITS

	YEAR ENDED OCTOBER 26, 1996

	HORMEL FOODS CORPORATION

	Austin, Minnesota

Item 14(a) (1), (2) and (3) and Item 14 (c) and (d)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
SCHEDULES

HORMEL FOODS CORPORATION

October 26, 1996


The following consolidated financial statements of Hormel Foods
Corporation included in the Annual Report of the Registrant to its stockholders for the year ended October 26, 1996, are incorporated herein by reference in Item 8 of Part II of this report:

Consolidated Statements of Financial Position--October 26, 1996 and
     October 28, 1995.

Consolidated Statements of Operations--Years Ended October 26, 1996,
     October 28, 1995 and October 29, 1994.

Consolidated Statements of Changes in Shareholders' Investment--Years
     Ended October 26, 1996, October 28, 1995 and October 29, 1994.

Consolidated Statements of Cash Flows--Years Ended October 26, 1996,
     October 28, 1995 and October 29, 1994.

Notes to Financial Statements--October 26, 1996.

Report of Independent Auditors

The following consolidated financial statement schedule of Hormel
Foods Corporation required pursuant to Item 14(d) is submitted herewith:

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


					F-3

	SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND
RESERVES

	HORMEL FOODS CORPORATION

	(Dollars in Thousands)


COL. A	        COL. B     	       COL. C                COL. D      	 COL. E

                                                       Additions
                                            	  (1)	    (2)
	     Balance at	  Charged to	   Charged to                   	 Balance at
	     Beginning	  Costs and    Other Accounts-   Deductions--  	 End of
Classification	     of Period      Expense       Describe      	Describe
Period
-----------------------------------------------------------------------------

Valuation reserve deduction
from assets account:


Fiscal year ended
    October 26, 1996:
      Allowance for
	doubtful accounts
	 receivable			 $1,413		   $453		   $  0		$   542 (1)	    $1,413
															   (89)  (2)

  Fiscal year ended
    October 28, 1995:
      Allowance for
	doubtful accounts
	 receivable			 $1,413		   $971		   $  0		  $1,189 (1)	    $1,413

(218)(2)

  Fiscal year ended
	  October 29, 1994:
	 Allowance for
	doubtful accounts
	receivable     $1,413     $355           $  0          $  471 (1)       $1,413
(116)(2)


Note (1)-Uncollectible accounts written off.

Note (2)-Recoveries on accounts previously written off.

	LIST OF EXHIBITS

	HORMEL FOODS CORPORATION





Number	Description of Document

**(3) A-1		Certification of Incorporation as amended to date.

**(3) B-1 	By-laws as amended to date.


	(4)	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K,
	copies of instruments defining the rights of holders of long-term debt are not filed. The Company agrees to furnish a copy thereof to the Securities and
               Exchange Commission upon request.

	(9)	None.

	 (10)	None.

	 (11)	None.

	 (12)	None.

**(13)	Pages 17 through 32 of the Annual Report to
	Stockholders for fiscal year ended October 26, 1996.

	 (18)	None.

	 (19)	None.

	 (22)	None.

**(23)	Consent of Independent Auditors.

	 (24)	None.

	 (25)	None.

**(27)		Financial Data Schedule

  (28)	None.




** These Exhibits transmitted via EDGAR.

CERTIFICATE OF INCORPORATION
OF
HORMEL FOODS CORPORATION
(Secretary of State of Delaware of the November 18, 1960 Agreement of
Merger between Geo This Certificate became effective December 30, 1960, upon filing in the office of the. A. Hormel & Company and Hormel
Incorporated.)
FIRST:  The name of this corporation is HORMEL FOODS CORPORATION.
(Amended 2-1-95)
SECOND:  Its principal office in the State of Delaware is located at
100 West Tenth Street, in the City of Wilmington, County of New Castle, Delaware. The name and address of its resident agent is the Corporation
Trust Company, 100 West Tenth Street, Wilmington, Delaware.
THIRD:  The nature of the business, or objects or purposes to be transacted, promoted or carried on are to do any or all of the things herein mentioned as fully and to the same extent as natural persons might or could do, and in any part of the world, viz:
(a)	To manufacture, buy and in any manner acquire and to prepare for market and import, export, sell and deal in, both at wholesale and retail and on its own account and on commission, all kinds of meats and meat products and all kinds of food and food products, and in connection therewith to carry on the business of slaughtering livestock and poultry and to deal in and with all kinds of products and by-products arising therefrom; to own and operate packing houses and canning establishments and to market, sell and deal in and with all articles produced or handled in connection therewith; to acquire by purchase or lease and to sell, mortgage, own, manage and operate such real estate and such personal property as may be necessary or convenient in the conduct of its business; to manufacture ice and to operate refrigeration plants, to own and operate refrigerator and other cars, either as owner or lessee, and generally to do all those things which are incidental to the aforesaid business.
(b)	To buy, or otherwise acquire, sell, lease, mortgage, own, manage, and operate farms and plantations; to deal in the products thereof; and to transact all business incidental or appurtenant thereto.
(c)	To manufacture, purchase, or otherwise acquire, to hold, own, mortgage, pledge, sell, assign, and transfer, or otherwise dispose of, to invest, trade in, deal in and deal with goods, wares, and merchandise and property of every class and description.
(d)	To acquire, by purchase or otherwise, to own, hold, buy, sell, convey, lease, mortgage or otherwise encumber real estate or other property, personal or mixed.
(e)	To acquire the good will, trademarks, rights and property, and to undertake the whole or any part of the business or liabilities of any person, firm, association or corporation; and to pay for the same in cash, the stock of this corporation, bonds, debentures, promissory notes, or otherwise; and to hold or in any manner to dispose of the whole or any part of the property so purchased; to conduct in any lawful manner the whole or any part of the business so acquired; and
to exercise all the powers necessary or convenient in and about the conduct and management of such business.
(f)	To apply for, obtain, register, lease, purchase, or otherwise to acquire, and to hold, use, own, operate and introduce, and to sell, assign, or otherwise dispose of, any trademarks, trade names, patents, inventions, improvements and processes used in connection with or secured under Letter Patent of the United States, or elsewhere, or otherwise: and to use, exercise, develop, grant licenses in respect of, or otherwise turn to account, any such trademarks, patents, licenses, processes and the like or any such property or rights.
(g)	To enter into, perform and carry out contract of every kind with any person, firm, association or corporation, and to draw, make, accept, endorse, discount, execute and issue promissory notes, bills of exchange, warrants, bonds, debentures and other negotiable or trans-
ferable instruments for any of the objects or purposes of the corporation, and to secure the same by mortgage, pledge, deed of trust, or otherwise.
(h)	To hold, purchase or otherwise acquire, to sell, assign, transfer, mortgage, pledge or otherwise dispose of, shares of the capital stock and bonds, debentures or other evidences of indebtedness created by any other corporation or corporations, and, while the holder thereof, to exercise all the rights and privileges of ownership, including the right to vote thereon.
(i)	To purchase, hold, sell and transfer shares of its own capital stock;
provided that the corporation shall not use its funds or property for the purchase of its own shares of capital stock when such use would cause any impairment of its capital, and that shares of its own capital stock belonging to the corporation shall not be voted upon, directly or indirectly.
(j)	To negotiate policies of insurance, for its own benefit or for the benefit of others, upon the life or lives of any one or more of its officers or employees and to pay the premiums thereon; to cause or permit itself to be made the beneficiary of existing policies of insurance on the life or lives of any one or more of its officers or employees and thereafter to pay the premiums thereon; to cause other persons to be made the beneficiaries of existing policies of insurance on the life or lives of any one or more of its officers or employees and thereafter to pay the premiums thereon; and to pay the premiums on existing policies of insurance, on the life or lives of any one or more of its officers or employees, in which either this corporation or any other person or persons is or are named as beneficiary or beneficiaries.
(k)	To do any and all things set forth herein as objects, purposes, powers or otherwise, and to do all other things which corporations organized under the laws of the State of Delaware may do, to the same extent and as fully as natural persons might do, so far as may be permitted by law; provided, however, that nothing herein contained shall be deemed to authorize this corporation to construct, hold, maintain or operate within the State of Delaware railroads, railways, telegraph or telephone lines, or to carry on within said State any public utility business.
(l)	In general, to carry on any other business in connection with the foregoing, and to have and to exercise all the powers conferred, now or hereafter, by the laws of Delaware upon this corporation.  The foregoing clauses shall be construed both as objects and powers; and
it is hereby expressly provided that the foregoing enumeration of specific powers shall not be held to limit or restrict in any manner the powers of this corporation.
FOURTH: The total number of shares of all classes of stock which the Corporation shall have authority to issue is 280,000,000 shares, divided into three classes consisting of 200,000,000 shares of Common Stock, par value $.1172 per share ("Common Stock"), 40,000,000 shares of Nonvoting
Common Stock, par value $.01 per share ("Nonvoting Common Stock") and 40,000,000 shares of Preferred Stock, par value $.01 per share ("Preferred Stock").
Section A.	Preferred Stock.
The Board of Directors is authorized at any time and from time to time, subject to any limitations prescribed by law, to provide for the issuance of the shares of Preferred Stock in one or more series, and by filing a certificate pursuant to the applicable law of the State of
Delaware, to establish from time to time the number of shares to be in-
cluded in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restrictions thereof. The number of authorized shares of Preferred Stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the Common Stock, without a vote of the holders of the
Preferred Stock, or of any series thereof, unless a vote of any such holders is required pursuant to the certificate or certificates establishing the series of Preferred Stock.
Section B.	Common Stock.
1.	Voting rights.
Each holder of record of Common Stock shall he entitled to one
(1) vote on all matters for each share of Common Stock owned of record by such holder.
2.	Dividends.
Subject to the rights of the holders of Preferred Stock and any other class or series of stock having a preference as to dividends over the Common Stock then outstanding, the holders of the Common Stock shall be entitled to receive, to the extent permitted by law, such dividends as may be declared from time to time by the Board of Directors, provided, however, that:
(a)	No cash dividend or other distribution of assets, rights, evidence of indebtedness or any other property shall be declared, paid or made to the holders of Common Stock unless a cash dividend or other such distribution in like kind and equal per-share amount is simultaneously declared, paid or made to the holders of the Nonvoting Common Stock;
and that
(b)	Stock dividends declared on the Common Stock shall be payable solely in shares of Common Stock.  No stock dividend shall be declared or paid on the Common Stock unless a stock dividend payable in shares of Nonvoting Common Stock, proportionate on a per-share basis to the dividend on the Common Stock, is simultaneously declared and paid on the Nonvoting Common Stock.
3.	Liquidation.
	In the event of the voluntary or involuntary liquidation,
dissolution, distribution of assets or winding-up of the Corporation, after distribution in full of the preferential amounts, if any, to be distributed to the holders of shares of the Preferred Stock and any other class or series of stock having a preference as to liquidating distributions over the Common Stock, the holders of the Common Stock shall be entitled to share ratably on a per-share basis with the holders of the Nonvoting Common Stock as a single class in all of the remaining assets of the Corporation of whatever kind available for distribution to stockholders.  A consolidation or merger of the Corporation with and into any other corporation or corporations shall not be deemed to be a liquidation, dissolution, or winding-up of the Corporation as those terms are used in this paragraph 3.
Section C.	Nonvoting Common Stock.
1.	Voting Rights.
Except as otherwise required by law or provided in this
Certificate of Incorporation, the holders of shares of Nonvoting Common
Stock shall have no vote on any matter.
2.	Dividends.
Subject to the rights of the holders of Preferred Stock and any other class or series of stock having a preference as to dividends over the Nonvoting Common Stock then outstanding, the holders of the Nonvoting
Common Stock shall be entitled to receive, to the extent permitted by law, such dividends as may be declared from time to time by the Board of
Directors, provided, however, that:
(a)	No cash dividend or other distribution of assets, rights, evidence of indebtedness or any other property shall be declared, paid or made to the holders of the Nonvoting Common Stock unless a cash dividend or other such distribution in like kind and equal per-share amount is simultaneously declared, paid or made to the holders of Common Stock;
and that

(b)	Stock dividends declared on the Nonvoting Common Stock shall be payable solely in shares of Nonvoting Common Stock. No stock dividend shall be declared or paid on the Nonvoting Common Stock unless a stock dividend payable in shares of Common Stock, proportionate on a per-share basis to the dividend on the Nonvoting Common Stock, is simultaneously declared and paid on the Common Stock.

3.	Liquidation.
In the event of the voluntary or involuntary liquidation,
dissolution, distribution of assets or winding-up of the Corporation, after distribution in full of the preferential amounts, if any, to be distributed to the holders of shares of the Preferred Stock and any other class or series of stock having a preference as to liquidating distributions over the Nonvoting Common Stock, the holders of the Nonvoting Common Stock shall
be entitled to share ratably on a per-share basis with the holders of the Common Stock as a single class in all of the remaining assets of the Corporation of whatever kind available for distribution to stockholders. A consolidation or merger of the Corporation with and into any other corporation or corporations shall not be deemed to be a liquidation, dissolution, or winding-up of the Corporation as those terms are used in this paragraph 3.  (Amended January 10, 1949; December 22, 1959; November
18, 1960; January 30, 1968; November 22, 1971; January 29, 1980; December
5, 1983; September 3, 1985; February 17, 1987; June 1, 1987; January 31,
1990; January 30, 1991)
FIFTH:  The corporation is to have perpetual existence.
SIXTH:  The private property of the stockholders of the corporation shall not be subject to the payment of corporate debts of the corporation to any extent whatever.
SEVENTH:  Whenever a compromise or arrangement is proposed between this corporation and its creditors or any class of them and/or between this corporation and its stockholders or any class of them, any court of equitable jurisdiction within the State of Delaware may, on the application in a summary way of this corporation or of any creditor or stockholder thereof, or on the application of any receiver or receivers appointed for this corporation under the provisions of Section 291 of Title 8 of the Delaware Code, or on the application of trustees in dissolution or of any receiver or receivers appointed for this corporation under the provisions of Section 279 of Title 8 of the Delaware Code, order a meeting of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this corporation, as the case may be, to be summoned in such manner as the said Court directs.  If a majority in number representing three-fourths in value of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this corporation, as the case may be, agree to any compromise or arrangement and to any reorganization of this corporation as consequence of such compromise or arrangement, the said compromise or arrangement and the said reorganization shall. if sanctioned by the Court to which the said application has been made, be binding on all the creditors or class of creditors, and/or on all the stockholders or class of stockholders, of this corporation, as the case may be, and also on this corporation.
EIGHTH:  In furtherance, and not in limitation of the powers conferred by statute, the Board of Directors is expressly authorized:
(a)	To make, alter, amend and rescind the Bylaws of this corporation;
(b)	From time to time to determine whether and to what extent and at which times and places and under what conditions and regulations, the accounts and books of this corporation (other than the stock ledger)
or any of them, shall be open to inspection of stockholders; and no stockholder shall have any right of inspecting any account, book, or document of this corporation except as conferred by statute, unless authorized by a resolution of stockholders or directors;
(c)	To fix the amount to be reserved as working capital; to authorize and cause to be executed mortgages and liens upon the real and personal property and franchises of this corporation;
(d)	By resolution or resolutions passed by a majority of the whole Board, to designate one or more committees, each committee to consist of two or more of the directors of the corporation, which, to the extent provided in said resolution or resolutions, or in the Bylaws of the corporation shall have and may exercise the powers of the Board of
Directors in the management of the business and the affairs of the corporation, and may have power to authorize the seal of the corporation to be affixed to all papers which may require it.  Such committee or committees shall have such name or names as may be stated
in the Bylaws of the corporation or as may be determined from time to time by resolution adopted by the Board of Directors.
Both stockholders and directors shall have the power, if the Bylaws so provide, to hold their meetings either within or without the State of Delaware; the corporation shall also have the power, if the Bylaws so provide, to have one or more offices within or without the State of
Delaware, in addition to the principal office in Delaware, and to keep the books of this corporation (subject to the provisions of the statute)
outside of the State of Delaware at such places as may from time to time be designated by the Board of Directors. (Amended January 29, 1980)
This corporation may in its Bylaws confer powers additional to the foregoing upon the directors and may also confer upon them powers in addition to the powers and authorities expressly conferred upon them by the statute.
NINTH:  Except as otherwise expressly provided in this Article NINTH:
(i)	any merger or consolidation of the corporation with or into any other corporation;
(ii)	any sale, lease, exchange or other disposition of all or
substantially all of the assets of the corporation to or with any other corporation, person or other entity;
(iii)	the issuance or transfer of any securities of the
corporation to any other corporation, person or other entity in exchange for assets or securities or a combination thereof
(except assets or securities or a combination thereof so acquired in a single transaction or a series of related transactions
having an aggregate fair market value of less than $5,000,000);
or
(iv)	the issuance or transfer of any securities of the corporation to any other corporation, person or other entity for cash,
shall require the affirmative vote of the holders of
(a)	at least 75% of the outstanding shares of capital stock of the corporation entitled to vote generally in the election of directors, (considered for the purposes of this Article as one class), and
(b)	at least a majority of the outstanding shares of capital stock of the corporation entitled to vote generally in the election of directors which are not beneficially owned, directly or indirectly, by such other corporation, person or other entity, if, as of the record date for the determination of stockholders entitled to notice thereof and to vote thereon, such other corporation, person or other entity is the beneficial owner, directly or indirectly, of 5% or more of the outstanding shares of capital stock of the corporation entitled to vote generally in the election of directors. Such affirmative vote shall be required notwithstanding the fact that no vote may be required, or that some lesser percentage may be specified by law or in any agreement with any national securities exchange.
The provisions of this Article NINTH shall not apply to any transaction described in clauses (i), (ii), (iii) or (iv) of the first paragraph of this Article, (i) with another corporation if a majority, by vote, of the outstanding shares of all classes of capital stock of such other corporation entitled to vote generally in the election of directors, (considered for this purpose as one class), is owned of record or beneficially by the corporation and/or its subsidiaries; or (ii) with another corporation, person or other entity if the Board of Directors of the corporation shall by resolution have approved a memorandum of under-standing with such other corporation, person or other entity with respect to and substantially consistent with such transaction prior to the time such other corporation, person or other entity became the beneficial owner, directly or indirectly, of 5% or more of the outstanding shares of capital stock of the corporation entitled to vote generally in the election of directors.
For the purposes of this Article NINTH, a corporation, person or other entity shall be deemed to be the beneficial owner of any shares of capital stock of the corporation (i) which it has the right to acquire pursuant to any agreement, or upon exercise of conversion rights, warrants or options, or otherwise, or (ii) which are beneficially owned, directly or indirectly (including shares deemed owned through application of clause (i) of this paragraph above), by any other corporation, person or other entity (a) with which it or its "affiliate" or "associate" (as referenced below) has any agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of capital stock of the corporation or (b) which is its "affiliate" or "associate" as those terms were defined in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange
Act of 1934 as in effect on December 1, 1979. For the purposes of this Article NINTH, the outstanding shares of capital stock of the corporation shall include shares deemed owned through the application of clauses (i) and (ii) of this paragraph but shall not include any other shares which may be issuable pursuant to any agreement, or upon exercise of conversion rights, warrants or options, or otherwise.
The Board of Directors of the corporation shall have the power and duty to determine for the purposes of this Article NINTH, on the basis of information then known to it, whether (i) any corporation, person or other entity beneficially owns, directly or indirectly, 5% or more of the out-standing shares of capital stock of the corporation entitled to vote generally in the election of directors, or is an "affiliate" or an "associate" (as referenced above) of another, (ii) any proposed sale, lease, exchange or other disposition of part of the assets of the corporation involves a substantial part of the assets of the corporation,
(iii) assets or securities, or a combination thereof, to be acquired in exchange for securities of the corporation, have an aggregate fair market value of less than $5,000,000 and whether the same are proposed to be acquired in a single transaction or a series of related transactions, and
(iv) the memorandum of understanding referred to above is substantially consistent with the transaction to which it relates. Any such determination by the Board shall be conclusive and binding for all purposes of this Article NINTH.
Notwithstanding any other provision of this Certificate of Incorporation or the Bylaws (and in addition to any other vote that may be required by law, this Certificate of Incorporation or the Bylaws), there shall be required to amend, alter, change, or repeal, directly or indirectly, this Article NINTH the affirmative vote of (i) at least 75% of the outstanding shares of capital stock of the corporation entitled to vote generally in the election of directors and (ii) at least a majority of the outstanding shares of capital stock of the corporation entitled to vote generally in the election of directors exclusive of all voting stock of the corporation beneficially owned, directly or indirectly by any corporation, person or entity which is, as of the record date for the determination of stockholders entitled to notice of such amendment, alteration, change or repeal, and to vote thereon, the beneficial owner, directly or indirectly, of 5% or more of the outstanding shares of capital stock of the corporation entitled to vote generally in the election of directors.
(Added by amendment January 29, 1980)
TENTH: Except as otherwise provided in the Certificate of Incorporation or the Bylaws, the corporation reserves the right to amend, alter, change or repeal any provision contained in this Agreement of Merger which constitutes the Certificate of Incorporation, as amended. of the corporation in the manner now or hereafter prescribed by statute, and all rights conferred upon stockholders herein are granted subject to this reservation.
(Renumbered by amendment January 29, 1980)
ELEVENTH: A director of the Corporation shall not be personally liable to the Corporation or its stockholders for monetary damages or breach of fiduciary duty as a director, except for liability (i) for any breach of the director's duty of loyalty to the Corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section
174 of the Delaware General Corporation Law or (iv) for any transaction from which the director derived any improper personal benefit. If the Delaware General Corporation law is amended after approval by the stockholders of this provision to authorize corporate action further elimi-nating or limiting the personal liability of directors, then the liability of a director of the Corporation shall be eliminated or limited to the fullest extent permitted by the Delaware General Corporation law, as so amended.
Any repeal or modification of the foregoing paragraph by the stockholders of the Corporation shall not adversely affect any right or protection of a director of the Corporation existing at the time of such repeal or modification.
(Added February 17, 1987)


BYLAWS

OF

HORMEL FOODS CORPORATION


NAME

1.	The name of the corporation is HORMEL FOODS CORPORATION.
(Amended
October 26, 1992; Amended December 7, 1995 to conform with Amendment to Articles of Incorporation Effective February 1, 1995)

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

STOCKHOLDERS' MEETINGS

4.	All meetings of the stockholders shall be held at the office of the corporation at Austin, Minnesota, or at such other place as the Board of Directors may previously determine.

5.	A.	An annual meeting of the stockholders of the corporation
shall be held on the last Tuesday of January in each year, at eight o'clock p.m. or at such other time as the Board of Directors may designate, when the stockholders shall elect by plurality vote, by ballot, a Board of Directors, and transact such other business as may properly be brought before the meeting. (Amended November 15, 1938; June 14, 1954; April 18,
1966; October 28, 1968; April 28, 1969; December 20, 1984)

B.	To be properly brought before the annual meeting of stockholders, business must be (1) specified in the notice of the meeting, (2) directed to be brought before the meeting by the Board of Directors or (3) proposed at the meeting by a stockholder who (i) was a stockholder of record at the time of giving the notice provided for in these Bylaws, (ii) is entitled to vote at the meeting, and (iii) gives prior notice of the matter, which must otherwise be a proper matter for stockholder action, in the manner herein provided. For business to be properly brought before the annual meeting by a stockholder, the stockholder must give written notice to the Secretary of the corporation so as to be received at the principal executive offices of the corporation at least ninety (90) days before the date that is one year after the prior year's annual meeting. Such notice shall set forth (1) the name and record address of the stockholder, (2) the class and number of shares of the corporation owned by the stockholder, (3) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business, and (4) any material interest in such business of the stockholder. The chairman of the meeting may refuse to acknowledge any proposed business not made in compliance with the foregoing procedure. (Added 7-22-96)

C.	Nominations of persons for election as Directors may be made at the annual meeting of stockholders (a) by or at the direction of the Board of Directors or (b) by any stockholder who (1) was a stockholder of record at the time of giving of the notice provided for in these Bylaws, (2) is entitled to vote at the meeting and (3) gives prior notice of the nomination in the manner herein provided. For a nomination to be properly made by a stockholder, the stockholder must give written notice to the Secretary of the corporation so as to be received at the principal executive offices of the corporation at least ninety
(90) days before the date that is one year after the prior year's regular meeting. Such notice shall set forth (a) as to the stockholder giving the notice: (i) the name and record address of the stockholder, and (ii) the class and number of shares of the corporation owned by the stockholder; and (b) as to each person the stockholder proposes to nominate: (i) the name, business address and residence address of the person, (ii) the principal occupation or employment of the person and (iii) the class and number of shares of the corporation's capital stock beneficially owned by the person. The chairman of the meeting may refuse to acknowledge the nomination of any person not made in compliance with the foregoing procedure. (Added 7-22-96)

6.	The holders of a majority of the stock issued and outstanding, present in person, or represented by proxy, shall be requisite and shall constitute a quorum at all meetings of the stockholders for the transaction of business except as otherwise provided by law, by the certificate of incorporation, or by these Bylaws. If, however, such majority shall not be present or represented at any meeting of the stockholders, the stockholders present in person or by proxy shall have the power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until the requisite amount of stock shall be present. At such adjourned meeting at which the requisite amount of stock shall be represented, any business may be transacted which might have been transacted at the meeting as orig-inally notified.

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

9.	A complete list of the stockholders entitled to vote at the ensuing election, arranged in alphabetical order, with the residence of each, and the number of shares held by each, shall be prepared by the Secretary and filed at the place where the election is to be held, at least ten days before every election, and shall at all times, during the usual hours for business, and during the whole time of said election, be open to the examination of any stockholder. (Amended
February 19, 1968)

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

DIRECTORS

13.	The property and business of the corporation shall be managed by its
Board of Directors. The number of Directors shall be established from time to time by resolution of the stockholders or the Board of Directors. The Directors of the corporation shall be elected annually at the annual meeting of stockholders and each Director shall be elected to serve until his successor shall be elected and shall qualify. (Amended November 16, 1964; June 21, 1965; November 25,
1968; August 25, 1969; December 22, 1969; February 24, 1970; December
19, 1972; July 22, 1974; September 23, 1974; December 22, 1975;
November 29; 1976; December 27, 1978; July 23, 1979; January 29, 1980)

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

16.	Special meetings of the Board may be called by the Chairman of the
Board on one day's notice to each Director, either personally or by mail or by telegram or telephone; special meetings shall be called by the Chairman of the Board, or Secretary in like manner or on like notice on the written request of two Directors. (Amended January 31, 1984; Amended September 27, 1993, Effective October 1, 1993; Amended December 7, 1995)

17.	At all meetings of the Board, a majority of the number of Directors authorized by the Bylaws shall be necessary and sufficient to constitute a quorum for the transaction of business, and the act of a majority of the Directors present at any meeting at which there is a quorum shall be the act of the Board of Directors, except as may be otherwise specifically provided by statute or by the Certificate of Incorporation or by these Bylaws. (Amended January 18, 1965)

COMPENSATION OF DIRECTORS

18.	Directors, as such, shall not receive any stated salary for their services, but, by resolution of the Board, a fixed sum and expenses of attendance, if any, may be allowed for attendance at each regular or special meeting of the Board; PROVIDED, That nothing herein contained shall be construed to preclude any Director from serving the corporation in any other capacity and receiving compensation therefor.

19.	Members of special or standing committees may be allowed like compensation for attending committee meetings.

COMMITTEES

20.	The Board of Directors may, by resolution or resolutions, passed by a majority of the whole Board, designate one or more committees, each committee to consist of two or more of the Directors of the corporation, which, to the extent provided in said resolution or resolutions or in these Bylaws, shall have and may exercise the powers of the Board of Directors in the management of the business and affairs of the corporation and may have power to authorize the seal of the corporation to be affixed to all papers which may require it.
Such committee or committees shall have such name or names as may be stated in these Bylaws or as may be determined from time to time by resolution adopted by the Board of Directors.

21.	The committees shall keep regular minutes of their proceedings and report the same to the Board at each regular meeting.

VACANCIES

22.	In case of any vacancy in the Board of Directors by reason of death, resignation, or otherwise, the remaining Directors, by majority vote, may elect a successor to hold office until a successor has been elected by the stockholders. (Amended April 18, 1955; November 25,
1974; October 26, 1992 [Bylaw 33 renumbered to Bylaw 23, and following sections renumbered])

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

25.	The Board may appoint such other officers and agents as it shall deem necessary, who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the Board.

26.	The Board of Directors shall have the right to fix the salaries of all officers of the corporation.

27.	The officers of the corporation shall hold office until their successors are elected and qualify in their stead. Any officers elected by the Board of Directors may be removed at any time by the affirmative vote of a majority of the whole Board of Directors. If the office of any officer becomes vacant for any reason, the vacancy shall be filled by the affirmative vote of the majority of the whole Board of Directors. In its discretion, the Board may leave unfilled any office except that of President, Treasurer or Secretary. (Amended April 18, 1955)

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
powers of the President will be exercised by the Executive Vice
Presidents, if any, in the order of their seniority with the Company; if there is no Executive Vice President, then by such of the Group Vice Presidents as are members of the Board in the order of their seniority on the Board, and if any two Group Vice presidents have the same seniority on the Board, then in the order of their seniority with the corporation until the Board of Direc-tors shall designate one of their number to perform such duties.
(Amended July 8, 1946; April 18, 1955; April 21, 1958; July 19,
1965; January 15, 1968; February 19, 1968; August 27, 1979; August
24, 1981; April 25, 1983)

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

	B.	The Assistant Secretaries in the order of their seniority shall, in the absence or disability of the Secretary, perform the duties and exercise the powers of the Secretary, and shall perform such other duties as the Board of Directors shall prescribe.

THE TREASURER AND ASSISTANT TREASURERS

32.	The Treasurer shall have the custody of the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the corporation, and shall deposit all moneys and other valuable effects in the name and to the credit of the corporation, in such depositories as may be designated by the Board of Directors.

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

	B.	He shall give the corporation a bond if required by the Board of
Directors in a sum, and with one or more sureties satisfactory to the Board, for the faithful performance of the duties of his office, and for the restoration of the corporation in case of his death, resignation, retirement or removal from office, of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the corpora-tion.

	C.	The Assistant Treasurers in the order of their seniority shall, in the absence or disability of the Treasurer, perform the duties and exercise the powers of the Treasurer, and shall perform such other duties as the Board of Directors shall prescribe.

DUTIES OF OFFICERS MAY BE DELEGATED

33.	In case of the absence of an officer of the corporation, or for any other reason that the Board may deem sufficient, the Board may delegate, for the time being, the powers or duties, or any of them of such officer to any other officer, or to any Director, PROVIDED, a majority of the entire Board concur therein.

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

TRANSFER OF STOCK

35.	All transfer of stock of the corporation shall be made on the books of the corporation only by the person named in the certificate or by an attorney lawfully constituted in writing, and upon the surrender of certificates for the stock so transferred. Unless other transfer agents be designated by the Board of Directors, the Secretary shall be the sole transfer agent.

CLOSING OF TRANSFER BOOKS

36.	The Board of Directors shall have power to close the stock transfer books of the corporation for a period not exceeding sixty (60) days preceding the date of any meeting of stockholders or the date for payment of any dividend or the date for the allotment of rights or the date when any change or conversion or exchange of capital stock shall go into effect; PROVIDED, however, that in lieu of closing the stock transfer books as aforesaid, the Board of Directors may fix in advance a date, not exceeding sixty (60) days preceding the date of any meeting of stockholders or the date for the payment of any dividend, or the date for the allotment of rights, or the date when any change or conversion or exchange of capital stock shall go into effect as a record date for the determination of the stockholders entitled to notice of, and to vote at any such meeting, or entitled to receive payment of any such dividend, or to any such allotment of rights, or to exercise the rights in respect of any such change, conversion or exchange of capital stock, and in such case only such stockholders as shall be stockholders of record on the date so fixed shall be entitled to such notice of, and to vote at, such meeting, or to receive payment of such dividend, or to receive such allotment of rights, or to exercise such rights, as the case may be, notwithstanding any transfer of any stock on the books of the corporation after any such record date fixed as aforesaid. (Amended November 21, 1966; March 23, 1970)

REGISTERED STOCKHOLDERS

37.	The corporation shall be entitled to treat the holder of record of any share or shares of stock as the holder in fact thereof and accordingly shall not be bound to recognize any equitable or other claim to or interest in such share on the part of any other person, whether or not it shall have express or other notice thereof, save expressly provided by the laws of Delaware.

LOST CERTIFICATE

38.	Any person claiming a certificate of stock to be lost or destroyed shall make an affidavit or affirmation of that fact and advertise the same in such manner as the Board of Directors may require, and the Board of Directors may, in their discretion, before issuing a new certificate, require the owner of the lost or destroyed certificate, or his legal representative, to give the corporation a bond, in such sum as they may direct, not exceeding double the value of the stock, to indemnify the corporation against any claim that may be made against it on account of alleged loss of any such certificate; a new certificate of the same tenor and for the same number of shares as the one alleged to be lost or destroyed may be issued without requiring any bond when, in the judgment of the Directors, it is proper so to do.

CHECKS AND NOTES

39.	Checks, drafts, orders for the payment of money and promissory notes shall be signed or endorsed in the name of the corporation by such person or persons as the Board of Directors, by resolution, shall from time to time appoint.

FISCAL YEAR

40.	The fiscal year of the corporation shall end on the last Saturday of
October in each year.

DIVIDENDS

41.	Dividends upon the capital stockf the corporation, subject to the provisions of the certificate of incorporation, may be declared by the Board of Directors at any regular or special meeting, pursuant to law. Dividends may be paid in cash, in property, or in shares of the capital stock.

	Before payment of any dividend, there may be set aside out of any funds of the corporation available for dividends such sum or sums as the Directors from time to time, in their absolute discretion, think proper as a reserve fund to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the corporation, or for such other purposes as the Directors shall think conducive to the interests of the corporation.

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

	As used in this Bylaw: (i) the term officer means any person who is, was or may hereafter be a director, officer, employee or agent of this corporation or, at the request of this corporation, of any other corporation or of any partnership, joint venture, trust or other enterprise and the rights of indemnification under this Bylaw shall inure to the benefit of the heirs and legal representatives of any such persons, (ii) the term action means any threatened, pending, or completed action, suit or proceeding, whether civil, criminal, administrative or investigative including those by or in the right of the corporation and whether or not involving an act or omission of an officer in his capacity as such and whether or not he is an officer at the time of such action, and (iii) the term expenses of any action shall include attorneys' fees, judgments, fines, amounts paid in settlement and any other expenses incurred in connection with an action but in the case of actions by or in the right of the corporation the term shall not include judgments or other amounts paid to the corporation. The foregoing terms shall be construed and shall be deemed to be amended from time to time as necessary so as to permit indemnification to the fullest extent permitted under the applicable laws of the State of Delaware then in effect. (Bylaw 42 added
November 20, 1967; amended May 27, 1980)

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







EXHIBIT 23





CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference to this Annual
Report (Form 10K) of Hormel Foods Corporation of our report dated November 26, 1996, included in the 1996 Annual Report to Stockholders of Hormel Foods Corporation.

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

We also consent to the incorporation by reference in Registration Statement Number 333-17327 on Form S-3 dated December 4, 1996, in Post-Effective Amendment Number 2 to Registration Statement Number 33-14614 on Form S-8 dated December 6, 1988, in Registration Statement Number 33-14615 on Form S-8 dated May 27, 1987, in Post-Effective Amendment Number 1 to Registration Number 33-29053 dated January 26, 1990, in Registration Statement Number 33-43246 on Form S-8 dated October 10, 1991, and in Registration Statement Number 33-45408 on Form S-8 dated January 31, 1992 of our report dated November 26, 1996, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this annual Report (Form 10-K) of Hormel Foods Corporation.



							/s/ERNST & YOUNG LLP




Minneapolis, Minnesota
January 24, 1997





1996 Financial Section
18 Selected Financial Data
20 Consolidated Statements of Financial Position
22 Consolidated Statements of Operations
23 Consolidated Statements of Changes in Shareholders'
Investment
24 Consolidated Statements of Cash Flows
25 Notes to Consolidated Financial Statements
29 Report of Independent Auditors
30 Management's Discussion and Analysis of Financial
Condition and Results
of Operations
31 Responsibilities for Financial Statements
32 Corporate Information
Selected Financial Data
(In Thousands, Except Per Share Amounts)        1996    1995
1994
1993    *1992   1991    1990    1989    1988    *1987   1986
Operations
Net Sales       $3,098,685      $3,046,195      $3,064,793
$2,853,997
    $2,813,651      $2,836,222      $2,681,180
$2,340,513
$2,292,847      $2,314,082      $1,960,237
Net Earnings Before Cumulative Effect of Accounting Changes
79,408
120,436 117,975 100,770 95,174  86,393  77,124  70,114
60,192  45,944
39,079
        Percent of Sales        2.56%   3.95%   3.85%
3.53%   3.38%
3.05%   2.88%   3.00%   2.63%   1.99%   1.99%
Cumulative Effect of Accounting Changes
(127,529)**
Net Earnings (Loss)     79,408  120,436 117,975 (26,759)
95,174
86,393  77,124  70,114  60,192  45,944  39,079
Wage Costs      398,824 373,901 351,096 325,115 304,696
278,537 267,391
254,449 253,937 255,429 222,535
Total Taxes (Excluding Payroll Tax)     56,992  84,329
82,915  70,026
64,968  60,035  51,990  48,983  44,541  41,797  38,297
Depreciation and Amortization   42,700  37,220  36,611
32,174  38,972
36,269  35,554  36,863  35,517  33,535  30,741
Financial Position
Working Capital $ 456,850       $ 441,452       $ 443,298
$ 392,846
    $ 401,216       $ 346,164       $ 293,818       $
232,941       $
156,476       $ 147,969       $ 196,199
Properties (Net)        421,486 333,084 270,886 244,987
216,390 231,817
235,026 244,362 263,056 263,917 255,159
Total Assets    1,436,138       1,223,860       1,196,718
1,093,559
    913,015 856,835 799,422 727,429 706,548 697,970 584,744
Long-Term Debt
        Less Current Maturities 127,003 16,959  10,300
5,700   7,624
22,833  24,535  19,228  20,399  48,831  63,264
Shareholders' Investment        785,551 732,047 661,089
570,888 644,284
583,408 513,832 470,929 418,716 373,120 339,925
Per Share of Common Stock
Net Earnings Before Cumulative Effect of Accounting Changes
$ 1.04  $
1.57  $ 1.54  $ 1.31  $ 1.24  $ 1.13  $ 1.01  $ 0.91  $ 0.79
$ 0.60  $
0.51
Cumulative Effect of Accounting Changes
(1.66)
Net Earnings (Loss)     1.04    1.57    1.54    (0.35)  1.24
1.13
1.01    0.91    0.79    0.60    0.51
Dividends       0.60    0.58    0.50    0.44    0.36    0.30
0.26
0.22    0.18    0.15    0.14
Shareholders' Investment        10.13   9.54    8.62    7.45
8.41
7.61    6.70    6.14    5.46    4.86    4.42
*53 Weeks
**Adoption of SFAS No. 106 and SFAS No. 109
Consolidated Statements of Financial Position
(In Thousands)          October 26, 1996        October 28,
1995
Assets
Current Assets
Cash and cash equivalents               $ 188,473       $
189,539
Short-term marketable securities                14,642
8,489
Accounts receivable             230,869 231,407
Inventories             271,097 210,898
Deferred income taxes           11,615  13,255
Prepaid expenses                6,563   5,679
                Total current assets            723,259
659,267
Deferred Income Taxes           68,686  66,204
Intangibles             124,193 81,650
Investments and Other Assets            98,514  83,655
Property, Plant and Equipment
Land                            8,517   8,009
Buildings                       210,450 166,888
Equipment               538,562 495,641
Construction in progress                71,085  51,388
                                        828,614 721,926
Less allowance for depreciation         (407,128)
(388,842)
                                        421,486 333,084
                                $1,436,138      $1,223,860
(In Thousands)          October 26, 1996        October 28,
1995
Liabilities and Shareholders' Investment
Current Liabilities
Accounts payable                $ 121,004       $ 97,479
Accrued expenses                42,190  26,246
Accrued marketing expenses              22,768  20,638
Employee compensation           41,493  44,700
Taxes, other than federal income taxes          14,991
15,380
Dividends payable               11,611  11,123
Federal income taxes            9,804   118
Current maturities of long-term debt            2,548
2,131
                Total current liabilities
266,409 217,815
Long-Term Debt   less current maturities
127,003 16,959
Accumulated Postretirement Benefit Obligation
239,616 235,659
Accrued Pension Costs                   7,240
Other Long-Term Liabilities             17,559  14,140
Shareholders' Investment
Preferred Stock, par value $.01 a share   authorized
40,000,000 shares;
issued   none
Common Stock, nonvoting, par value $.01 a share   authorized
40,000,000
shares;         issued   none
Common Stock, par value $.1172 a share   authorized
200,000,000 shares;
        issued 77,534,398 shares Oct. 26, 1996  issued
76,852,128 shares
Oct. 28, 1995          9,087   9,007
Additional paid-in capital              32,214  16,624
Shares held in treasury         (535)   (3,922)
                                        40,766  21,709
Earnings reinvested in business         744,785 710,338
                                        785,551 732,047
                                $1,436,138      $1,223,860
See notes to consolidated financial statements.
Consolidated Statements of Operations
                                Fiscal Year Ended
(In Thousands, Except Per Share Amounts)        October 26,
1996
October 28, 1995        October 29, 1994
Sales, less returns and allowances      $3,098,685
$3,046,195
$3,064,793
Cost of products sold   2,398,272       2,294,254
2,345,492
                Gross profit    700,413 751,941 719,301
Expenses:
        Selling and delivery    503,108 502,729 467,062
        Administrative and general      75,659  65,766
65,184
        Restructuring charges   8,659
                Operating income        112,987 183,446
187,055
Other income and expenses:
        Interest and investment income  14,106  12,762
6,538
        Interest expense        (1,619) (1,529) (2,523)
Earnings before income taxes    125,474 194,679 191,070
Provision for income taxes      46,066  74,243  73,095
                Net earnings    $ 79,408        $ 120,436
$ 117,975
                Net earnings per share  $ 1.04  $ 1.57 $1.54
See notes to consolidated financial statements.
Consolidated Statements of Changes in Shareholders' investment

Additional
Earnings        Total
Paid-In Reinvested      Shareholders'
(In Thousands, Except Per Share Amounts)        Shares
Amount  Shares
Amount  Capital in Business     Investment
Balance at October 30, 1993     76,852  $9,007  (180)
$(4,103)
$14,513 $551,471        $570,888
Purchases of Common Stock                       (90)
(1,851)
    (1,851)
Exercise of stock options                       108
2,322
(2,937) (615)
Tax benefit of stock options
1,183
    1,183
Adjustment in minimum pension liability
    11,840  11,840
Net earnings
117,975 117,975
Cash dividends   $.50 per share
(38,331)        (38,331)
Balance at October 29, 1994     76,852  9,007   (162)
(3,632) 15,696
640,018 661,089
Purchases of Common Stock                       (60)
(1,480)
    (1,480)
Exercise of stock options                       72
1,190
(1,720) (530)
Tax benefit of stock options
928
    928
Adjustment in minimum pension liability
    (3,912) (3,912)
Net earnings
120,436 120,436
Cash dividends   $.58 per share
(44,484)        (44,484)
Balance at October 28, 1995     76,852  9,007   (150)
(3,922) 16,624
710,338 732,047
Purchases of Common Stock                       (1,015)
(24,334)
            (24,334)
Exercise of stock options                       114
3,013
(1,114) 1,899
Shares retired  (1,027) (120)   1,027   24,708  (24,588)
0
Issuance of stock for Stagg Foods, Inc. 1,709   200
39,800          40,000
Tax benefit of stock options
378
    378
Adjustment in minimum pension liability
    2,254   2,254
Net earnings
79,408  79,408
Cash dividends   $.60 per share
(46,101)        (46,101)
Balance at October 26, 1996     77,534  $9,087  (24)    $
(535) $32,214
$744,785        $785,551
See notes to consolidated financial statements.
Consolidated Statements of Cash Flows
                                Fiscal Year Ended
(In Thousands)  October 26, 1996        October 28, 1995
October 29, 1994
Operating Activities
Net earnings    $ 79,408        $ 120,436       $117,975
Adjustments to reconcile to net cash provided by operating
activities:
Depreciation    38,280  33,367  33,655
        Amortization of intangibles     4,419   3,853
2,956
        Provision for deferred income taxes     (2,347)
5,164   (5,859)
        (Gain) loss on investments      (4,627)
4,368
        (Gain) loss on property/equipment sales and idle
facility
(3,767) (239)   4,312
Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable
2,773   (3,038) (9,882)
        (Increase) decrease in inventories and prepaid
expenses (56,771)
    (10,903)        10,930
        Increase (decrease) in accounts payable and accrued
expenses
52,040  (57,266)        40,686
                Net cash provided by operating activities
109,408
91,374  199,141
Investing Activities
Sale of available-for-sale securities   13,116  2,871
3,309
Purchase of held-to-maturity securities (14,642)
(357)
Acquisitions of businesses      (12,845)        (6,201)
(9,750)
Purchases of property/equipment (122,942)       (97,181)
(65,441)
Proceeds from sales of property/equipment       5,410
1,855   1,575
(Increase) in investments and other assets      (18,418)
(16,141)
    (3,973)
                Net cash used in investing activities
(150,321)
(114,797)       (74,637)
Financing Activities
Proceeds from long-term borrowings      110,553 10,000
5,000
Principal payments on long-term debt    (3,393) (1,610)
Dividends paid on Common Stock  (45,613)        (42,946)
(37,178)
Share repurchase        (23,966)
Other           2,266   (1,081) (1,285)
                Net cash provided by (used in) financing
activities
39,847  (35,637)        (33,463)
                (Decrease) increase in cash and cash
equivalents
(1,066) (59,060)        91,041
Cash and cash equivalents at beginning of year  189,539
248,599 157,558
                Cash and cash equivalents at end of year
$ 188,473
    $ 189,539       $248,599
See notes to consolidated financial statements.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTs October 26, 1996 A Summary of Significant Accounting Policies Principles of
Consolidation:
The consolidated financial statements include the accounts
of Hormel Foods
Corporation and all of its majority-owned subsidiaries after elimination of
all significant intercompany accounts, transactions and
profits.
Business Overview: Hormel is engaged in a single business
segment
designated as "meat and food processing." As a federally
inspected food
processor, Hormel is engaged in the processing of meat and
poultry
products, production of prepared foods and the marketing of
those products
to food wholesalers, retailers and foodservice distributors
in the United
States. The principal raw materials for the company's
products are pork and
turkey. The company's earnings are influenced by the
cyclical nature of
these raw material costs.
Use of Estimates: The preparation of financial statements in conformity
with generally accepted accounting principles requires
management to make
estimates and assumptions that affect the amounts reported
in the financial
statements and accompanying notes. Actual results could
differ from those
estimates.
Inventories: Inventories are valued at the lower of cost or
market.
Livestock and the materials portion of products are valued
on the first-in,
first-out method with the exception of the materials portion of turkey
products which are valued on the last-in, first-out method.
Substantially
all inventoriable expenses, packages and supplies are valued by the
last-in, first-out method.
Property, Plant and Equipment: Property, plant and equipment are carried at
cost less accumulated depreciation. Depreciation is provided over the
estimated useful lives of the related assets, primarily on a straight-line
basis. The carrying value of property, plant and equipment
is assessed
annually and/or when factors indicating an impairment are
present. The
company determines such impairment by measuring undiscounted future cash
flows. If an impairment is present, the assets are reported
at the lower of
carrying value or fair value.
Beginning in 1996, the company capitalized certain software
development and
implementation costs. Prior to 1996, such costs were not
significant.
Development and implementation costs are expensed until the
company has
determined that the software will result in probable future
economic
benefits and management has committed to funding the
project. Thereafter,
all direct external implementation costs and purchased
software costs are
capitalized and amortized using the straight-line method
over the remaining
estimated useful lives, not exceeding five years. Amortization of Intangibles: Goodwill and other intangibles are being amortized over periods up to 40 years. The carrying value of intangible
assets is assessed annually and/or when factors indicating
impairment are
present. The company employs an undiscounted cash flow
method of assessment
for these assets. Accumulated amortization at October 26,
1996, and October
28, 1995, was $20,238,000 and $15,819,000, respectively.
 Acquisitions: The company acquired Stagg Foods, Inc., a
manufacturer of
chili products, in October of 1996, for $40,000,000 of the
company's stock.
Additionally, the company paid $10,000,000 in cash to the
former owners
under a five-year noncompete agreement. The acquisition
resulted in the
recording of $34,052,000 of goodwill which is being
amortized over 30
years.
The company also acquired several other businesses during
each of the three
fiscal years ended October 26, 1996, which are included in
the company's
results of operations since the respective acquisition
dates. The results
of these acquired businesses, either individually or in the
aggregate, were
not significant to the company's results of operations. Advertising Expenses: Advertising costs are expensed when incurred.
Advertising expenses include all media advertising but
exclude the costs
associated with coupons, samples and market research.
Advertising costs for
fiscal years 1996, 1995 and 1994 were $177,202,000,
$176,207,000 and
$157,495,000, respectively.
Accounting Changes and Recent Accounting Pronouncements: The
company
adopted Statement of Financial Accounting Standards (SFAS)
No. 115,
"Accounting for Certain Investments in Debt and Equity
Securities," in
1995. The implementation of this statement did not have a
material impact
on results of operations.
In October 1995, the Financial Accounting Standards Board
issued SFAS No.
123, Accounting for Stock-Based Compensation. Under SFAS No.
123, companies
can elect to account for stock-based compensation plans
using a
fair-value-based method or continue measuring compensation
expense for
these plans using the intrinsic value method prescribed in
Accounting
Principles Board opinion No. 25. SFAS No. 123 requires that
companies
electing to continue using the intrinsic method make pro
forma disclosures
of net income and earnings per share as if the fair-value-
based method of
accounting had been applied. The company will adopt the
disclosure
requirements of SFAS No. 123 in fiscal 1997.
Because the company anticipates continuing to account for
stock-based
compensation using the intrinsic value method, SFASNo. 123
will not have an
impact on the company's results of operations or financial
position.
Income Taxes: The company records income taxes in accordance with the asset
and liability method of accounting. Deferred taxes are
recognized for the
estimated taxes ultimately payable or recoverable based on
enacted tax law.
Changes in enacted tax rates are reflected in the tax
provision as they
occur.
Earnings Per Share: Earnings per share of Common Stock are
based on the
weighted average number of shares outstanding during the
year. The dilutive
effects of Common Stock equivalents were not significant in
any year
presented.
Fiscal Year: The company's fiscal year ends on the last
Saturday in
October. Fiscal years 1996, 1995 and 1994 consisted of 52
weeks.
 B Cash and Cash Equivalents and Short-Term Marketable
Securities The
company considers all investments with an original maturity
of three months
or less on their acquisition date to be cash equivalents.
The company
classifies investments with an original maturity of more
than three months
on their acquisition date as short-term marketable
securities. Short-term
marketable securities at October 28, 1995, consisted of
Adjustable Rate
Mortgage Backed Securities with variable maturities through
2027. The
company's cash and cash equivalents and short-term
marketable securities at
October 26, 1996, and October 28, 1995, consisted of the
following (cost
approximates fair value, in thousands):
                                October 26, 1996
October 28, 1995
                        Cash and Cash   Short-term      Cash
and
CashShort-term                         Equivalents
Marketable
Securities   EquivalentsMarketable Securities
Held-to-maturity securities:
        Commercial paper        $ 49,862        $14,642 $
22,312
        Municipal securities    85,900          95,140
        Preferred securities    14,000          31,000
        Other   8,496           28,050
Available-for-sale securities                   $8,489
Cash            30,215          13,037
Total           $188,473        $14,642 $189,539$8,489
C Inventories Inventoriable expenses, packages and supplies
amounting to
approximately $66,100,000 at October 26, 1996, and
$56,900,000 at October
28, 1995, are stated at cost determined by the last-in,
first-out method
and are $27,100,000 and $26,100,000 lower in the respective
years than such
inventories determined under the first-in, first-out method.
Turkey
products amounting to $15,400,000 at October 26, 1996, and
$8,100,000 at
October 28, 1995, are stated at cost determined by the last-
in, first-out
method and are $2,000,000 lower in 1996 and $900,000 lower
in 1995 than
such inventories determined under the first-in, first-out
method.
D Long-Term Debt and Other Borrowing Arrangements Long-term
debt consists of:
                        October 26,     October 28, (In
Thousands)
1996    1995
Industrial revenue bonds        with variable interest
rates,   due 1999 to
2005        $ 7,750 $ 5,700
Promissory notes, principal and         interest due
annually through 2001,
    interest at 6.5% and 8.9%, secured      by limited
partnership
interests        in affordable housing   11,259  13,390
Medium term unsecured notes,    $35,000,000 maturing in 2002
and
$75,000,000 maturing in 2006, with      interest at 7.16%
and 7.35%,
respectively    110,000
Other           542
                        129,551 19,090
Less current maturities 2,548   2,131
                        $127,003        $16,959
At October 26, 1996, the company had unused lines of credit
of $10,000,000
for short-term borrowing. A fixed fee is paid for the
availability of
credit lines. Amounts due related to long-term debt for each of the next
five years are $2.5 million, $2.7 million, $3.9 million,
$25.4 million and
$24.1 million, respectively. Total interest paid during
fiscal 1996, 1995
and 1994 was $1,629,000, $1,582,000 and $1,791,000,
respectively.
E Benefit Plans The company and its subsidiaries have
several
noncontributory defined benefit plans and defined
contribution plans
covering most employees. Total costs associated with the
company's defined
contribution benefit plans in 1996, 1995 and 1994 were
$8,128,000,
$8,147,000 and $7,880,000, respectively. Benefits for
defined benefit
pension plans covering hourly employees are provided based
on stated
amounts for each year of service while plan benefits
covering salaried
employees are based on final average compensation. The
company's funding
policy is to make annual contributions of not less than the
minimum
required by applicable regulations.
A summary of the components of net periodic pension cost for defined
benefit plans is as follows:
(In Thousands)  1996    19951994
Service cost   benefits earned  during the year $ 8,631 $
7,656$ 7,839
Interest cost on projected      benefit obligation
32,158  31,67030,201
Actual return on plan assets    (35,569)
(62,186)(25,298)
Net amortization and deferral   143     29,312(3,912)
Net pension costs       $ 5,363 $ 6,452$ 8,830
Assumptions used in accounting for the defined benefit plans were:
                1996    19951994
Weighted average discount rates 7.75%   7.75%8.25%
Rates of increase in    compensation levels     5.00
5.005.50
Expected long-term rate of return       on assets       9.50
9.509.50
The following table sets forth the plans' funded status and
amounts
recognized in the statements of financial position:
                        October 26, 1996        October 28,
1995
                        Plans Whose     Plans Whose
Plans WhosePlans
Whose                  Assets Exceed   Accrued Benefits
Assets
ExceedAccrued Benefits (In Thousands)    Accrued Benefits
Exceed
Assets   Accrued BenefitsExceed Assets
Actuarial present value of benefit obligations:
        Vested benefit obligation       $335,796        $
28,051
$329,274$ 26,646
        Nonvested benefit obligation    23,239  7,958
23,0467,558
        Accrued benefits        359,035 36,009
352,32034,204
        Effects of estimated future pay increases
37,036  7,798
37,7565,951
        Projected benefit obligations   396,071 43,807
390,07640,155
        Plan assets at fair value       435,033
415,983
        Projected benefit obligations in excess of
(less than)
benefit plan assets (38,962)        43,807  (25,907)40,155
        Unrecognized prior service cost (9,337) (2,111)
(10,195)(1,517)
        Unrecognized net gain (loss)    7,954   (9,229)
9,592(12,245)
        Remaining net asset (obligation) at transition
(348)   (5,007)
(454)(5,703)
        Adjustment required to recognize minimum liability
9,05013,514
        Net pension liability (asset) in statements of
financial
position      $ (40,693)      $ 36,510        $ (26,964)$
34,204
As of the 1996 valuation date, plan assets included Common
Stock of the
company having a market value of $70,888,760.
F Postretirement Benefits Other Than Pensions The company
provides medical
and life insurance benefits to certain retired employees.
Eligible
employees who retired prior to January 1, 1987, remain on
the medical plan
in effect when they retired. The medical plan for eligible
employees who
retired after January 1, 1987, is automatically modified to
incorporate
plan benefit and plan provision changes whenever they are
made to the
active employee plan. Employees hired after January 1, 1990, are eligible
for postretirement medical coverage but must pay the full
cost of the
coverage.
A summary of the components of postretirement benefit costs
is as follows:
(In Thousands)  1996    19951994
Postretirement benefit cost
        Service cost of                 benefits earned $
2,533 $ 1,933$ 2,007
        Interest cost of                benefit obligation
17,571
15,76915,623
        Net amortization of             deferred gains
(176)   (1,642)(750)
                        $19,928 $16,060$16,880
The actuarial present value of postretirement benefit
obligations and the
amount reported in the Consolidated Statements of Financial
Position as of
October 26, 1996, and October 28, 1995, are as follows:
Accumulated postretirement benefit obligations as of the
August 1
measurement date:
(In Thousands)  1996    1995
Retirees        $170,765        $169,580
Fully eligible active participants      22,463  20,935
Other active participants       50,491  47,951
                        243,719 238,466
Unrecognized net gains (losses) (3,406) 1,247
Unrecognized prior service cost 3,787
Benefit payments subsequent to  measurement date
(4,484)(4,054)
Accrued postretirement  benefit cost    $239,616
$235,659
Assumptions used in determining the accumulated
postretirement benefit
obligation:
        1996    19951994
Medical plan cost       trend rate      6.5% declining  7.0%
declining7.5%
declining                    to 5.5% in      to 5.5% in
to 5.5% in
                 year 2004       year 1998       year 1998
Weighted average        discount rate   7.75%   7.75%8.25%




The health care cost trend rate assumption has a significant effect on the
amount reported. For example, a one percent increase in the
health care
cost trend rate would increase the accumulated
postretirement benefit
obligation by $19.3 million at October 26, 1996, and the net periodic cost
by $1.7 million for the year.
G Income Taxes The components of the provision for income
taxes are as follows:
(In Thousands)  1996    19951994
Current:        U.S. Federal    $39,124 $57,899$65,808
        State   9,311   11,18013,146
                        48,435  69,07978,954
Deferred:
        U.S. Federal    (2,136) 4,645(5,067)
        State   (233)   519(792)
                        (2,369) 5,164(5,859)
                        $46,066 $74,243$73,095
Deferred income taxes reflect the net tax effects of
temporary differences
between the carrying amounts of assets and liabilities for
financial
reporting purposes and the amounts used for income tax
purposes. The
company believes that, based upon its lengthy and consistent history of
profitable operations, it is probable that the net deferred
tax assets of
$80.3 million will be realized on future tax returns,
primarily from the
generation of future taxable income. Significant components
of the deferred
income tax liabilities and assets were as follows:
                        October 26,     October 28, (In
Thousands)
1996    1995
Deferred tax liabilities
        Tax over book depreciation      $(28,427)$(27,834)
        Prepaid pension (15,706)(15,270)
        Other, net      (7,599)(4,556)
Deferred tax assets
        Vacation accrual        3,983   3,712
        Insurance accruals      4,711   4,155
        Deferred compensation   6,056   5,482
        Postretirement benefits 92,899  91,365
        Pension accrual 10,284  7,996
        Other, net      14,100  14,409
Net deferred tax assets $ 80,301        $ 79,459
Reconciliation of the statutory federal income tax rate to
the company's
effective tax rate is as follows:
        1996    19951994
U.S. statutory rate     35.0%   35.0%35.0%
State taxes on income,  net of federal tax benefit      4.7
3.94.2
All other, net  (3.0)   (.8)(.9)
Effective tax rate      36.7%   38.1%38.3%
Total income taxes paid during fiscal 1996, 1995 and 1994
were $38,263,000,
$89,582,000 and $56,298,000, respectively.
H Arrangement With FDL Foods, Inc. In 1996, as a result of
the sale of FDL
Foods, Inc, (FDL), to a third party, the company terminated
a five-year
copacking agreement. Under the agreement, the company
provided a revolving
line of credit secured by substantially all of the assets of
FDL. The
borrowings under the agreement at October 28, 1995, were
$19,400,000 and
were included in Investments and Other Assets.
I Commitments In order to ensure a steady supply of hogs and turkeys and to
keep the cost of products stable, the company and its
subsidiary, Jennie-O
Foods, Inc., have entered into contracts with producers for
the purchase of
hogs and turkeys at formula-based prices over periods of up
to 11 years.
Under these contracts, the company and Jennie-O Foods are
committed at
October 26, 1996, to purchase hogs and turkeys, assuming
current price
levels, as follows:
(In Thousands)
1997$ 424,606
1998346,775
1999312,071
2000228,930
2001219,827
Later years835,533
Total$2,367,742
The company has commitments to expend approximately
$82,458,000 to complete
construction in progress at various locations at October 26,
1996. The
company also has noncancelable operating lease commitments
on facilities
and equipment totaling $10,430,000 at October 26, 1996,
which is payable in
approximately equivalent annual amounts over the next five
years. The
company has also pledged $12.5 million of government
securities as
collateral guaranteeing a loan at October 26, 1996.
J Stock Options Under the company's stock option plans, the
company may
grant employees and nonemployee directors options to
purchase Common Stock
of the company at 100 percent of the market value on the
date of grant. The
company follows APB opinion No. 25, Accounting for Stock
Issued to
Employees, and related interpretations in accounting for its employee stock
options. Under APB No. 25, when the exercisable price of
employee stock
options equals the market price of the underlying stock on
the date of
grant, no compensation expense is recorded. Options
outstanding expire at
various dates ranging from fiscal 2001 through 2006. Options are
exercisable upon grant and are outstanding as follows:
                                Shares
Balance October 30, 1993        1,862,000
Granted 374,000
Exercised       (383,000)
Balance October 29, 1994        1,853,000
Granted 383,000
Exercised       (275,000)
Balance October 28, 1995        1,961,000
Granted 764,000
Exercised       (165,000)
Balance October 26, 1996        2,560,000
K Restructuring Charge The company recorded an $8.7 million restructuring charge ($5.4 million after tax or $.07 per share) in the fourth quarter of
1996 related to the exit from its catfish business. The amount includes certain accruals and asset write-downs necessary to recognize the ultimate loss that will be realized upon exiting the business through sale or liquidation. Accruals requiring future cash payments at October 26, 1996, are not material. The accruals recorded reflect management's best estimate of the net costs to be incurred.
L Quarterly Results of Operations (Unaudited) The following tabulations reflect the unaudited quarterly results of operations for the years ended
October 26, 1996, and October 28, 1995:

                                        Gross   NetEarnings
(In Thousands,
Except Per Share Data)       Net Sales       Profit
EarningsPer Share
1996
        First quarter   $ 724,381       $177,437        $
20,667        $0.27
        Second quarter  746,658 178,460 24,520  0.32
        Third quarter   749,871 145,972 4,010   0.05
        Fourth quarter  877,775 198,544 30,211  0.40
                                $3,098,685      $700,413
$ 79,408
    $1.04
1995
        First quarter   $ 730,720       $202,145        $
35,488        $0.46
        Second quarter  748,046 182,037 25,354  0.33
        Third quarter   732,356 169,029 21,019  0.28
        Fourth quarter  835,073 198,730 38,575  0.50
                                $3,046,195      $751,941
$120,436
    $1.57
Report of Independent Auditors
To the Shareholders and Board of Directors
Hormel Foods Corporation
Austin, Minnesota
We have audited the accompanying consolidated statements of
financial
position of Hormel Foods Corporation as of October 26, 1996
and October 28,
1995, and the related consolidated statements of operations, changes in
shareholders' investment and cash flows for each of the
three years in the
period ended October 26, 1996. These financial statements
are the
responsibility of the company's management. Our
responsibility is to
express an opinion on these financial statements based on
our audits.
We conducted our audits in accordance with generally
accepted auditing
standards. Those standards require that we plan and perform
the audit to
obtain reasonable assurance about whether the financial
statements are free
of material misstatement. An audit includes examining, on a
test basis,
evidence supporting the amounts and disclosures in the
financial
statements. An audit also includes assessing the accounting
principles used
and significant estimates made by management, as well as
evaluating the
overall financial statement presentation. We believe that
our audits
provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above
present fairly,
in all material respects, the financial position of Hormel
Foods
Corporation at October 26, 1996 and October 28, 1995, and
the results of
its operations and its cash flows for each of the three
years in the period
ended October 26, 1996 in conformity with generally accepted accounting
principles.
Minneapolis, Minnesota
November 26, 1996
Management's discussion and analysis of
Financial Condition and Results of Operations
Fiscal years 1996 and 1995
The company has been working for several years to expand its line of
consumer-branded products to reduce exposure to fluctuating
commodity
prices. Considerable progress in achieving this objective
has been made
through the introduction of numerous products using turkey,
chicken and
beef. However, pork, and to a lesser extent turkey, remain
the company's
major raw materials. Fluctuations in these raw material
prices have a
significant impact on year-end results.
Record high feed grain costs throughout most of the year
resulted in raw
material prices that were substantially higher than
anticipated. The
company's ability to maintain normal margin levels during
this protracted
period of higher raw material costs was restricted due to
large quantities
of competing proteins, mainly beef, available at extremely
favorable retail
prices. The pressure on margins eased somewhat as feed grain prices began
to moderate late in the year and the excess quantities of
beef declined.
Earnings for the year were $79,408,000, a decrease of 34.1
percent from
1995 earnings of $120,436,000. Net sales in 1996 increased
1.7 percent to
$3,098,685,000 from $3,046,195,000 last year. Tonnage volume for the year
decreased 12.1 percent compared to 1995.
Earnings for the fourth quarter of 1996 declined 21.7
percent to
$30,211,000 from $38,575,000 last year. Sales for the
quarter were
$877,775,000, a 5.1 percent increase from 1995 sales of
$835,073,000.
Tonnage volume declined 7.1 percent in 1996 compared to last year.
The tonnage volume drop experienced for both the quarter and year resulted
from reduced fresh pork sales following the discontinuance
of a pork supply
agreement with FDL Foods, Inc., late in 1995. The increase
in sales
dollars, while tonnage volume declined, is due to moderately higher price
levels and a product mix which included a significantly
larger proportion
of higher priced consumer processed items.
Selling and delivery expenses for the quarter and year were
$124,285,000
and $503,108,000, respectively, as compared to $123,283,000
and
$502,729,000 for the same periods in 1995. As a percentage
of sales,
selling and delivery expenses decreased slightly to 16.2
percent from 16.5
percent last year.
Marketing expenses increased to $49,079,000 for the quarter
and
$209,021,000 for the year compared to $47,802,000 and
$206,404,000 last
year. These expenditures emphasize the company's expanding
base of branded
consumer products. Continued aggressive advertising and
promotional
activities are planned in 1997 to accelerate the growth
opportunities that
are becoming available with the moderation of high feed
grain costs.
Administrative and general expenses were $20,570,000 and
$75,659,000 for
the quarter and year compared to $16,528,000 and
$65,766,000, respectively,
in 1995. These expenses increased for the quarter and year
as a result of
two initiatives undertaken as part of a strategic review of
distribution
and data processing systems. In addition, year-to-date
expenses reflect a
$7,500,000 settlement of antitrust suits involving Farm
Fresh Catfish
Company.
In the fourth quarter an $8,700,000 restructuring reserve
was established
to recognize potential losses from the sale or liquidation
of Farm Fresh as
the company exits the fish business.
Research and development continues to be an integral part of the company's
strategy to extend existing brands and expand offerings of
new
consumer-branded items. Research and development expenses
for the quarter
and year were $1,801,000 and $8,022,000, respectively,
compared to
$2,003,000 and $7,829,000 for the same periods last year. The company's effective tax rate decreased to 36.7 percent from 38.1 percent in 1995. This reflects the disproportionately larger effect that
deductible permanent differences between tax and financial
income have on
lower levels of financial income from operations and
continued returns from
investments in the Federal Affordable Housing Program. Continued moderation of feed grain and raw material prices should allow the company to return to pre-1996 margin levels and combined
with aggressive
marketing programs meet 1997 profit plans.
Fiscal years 1995 and 1994
Earnings for the year were $120,436,000, an increase of 2.1
percent over
1994 earnings of $117,975,000. Net sales in 1995 declined
0.6 percent to
$3,046,195,000 from $3,064,793,000 the previous year.
Tonnage volume for
the year decreased 1.4 percent compared to 1994.
During 1995, wholly owned subsidiary Jennie-O Foods, Inc.,
continued to
expand its presence in the fast growing turkey business.
Jennie-O, which
had its second best year in 1995 and is an important and
valued contributor
to company results, expanded its turkey raising capacity by
exercising an
option to purchase West Central Turkeys of Pelican Rapids,
Minn., and also
began construction of a new processing plant in Montevideo,
Minn.
Earnings for the fourth quarter of 1995 were $38,575,000, a
decrease of
28.9 percent from the same period in 1994. Net sales
decreased 0.6 percent
to $835,073,000 compared to $840,462,000 in the fourth
quarter of 1994.
Tonnage volume for the quarter decreased 8.9 percent
compared to 1994. The
drop reflected an industrywide initiative by major retailers to reduce
inventories, a resistance to higher prices for commodity-
type products and
a reduction of fresh pork availability resulting from the
closing of the
FDL Foods slaughter operation in Dubuque, Iowa, in September
1995. FDL
Foods, Inc., provided fresh pork products to the company
subsidiary Dubuque
Foods, Inc., under a co- packing arrangement.
Selling and delivery expenses for the quarter and year were
$123,284,000
and $502,729,000, respectively, compared to $122,175,000 and
$467,062,000
for the same periods in 1994. As a percentage of sales,
selling and
delivery expenses increased to 16.5 percent from 15.2
percent the previous
year which primarily reflected increased spending and
advertising and
promotions.
Marketing expenses increased to $47,802,000 for the quarter
and
$206,404,000 for the year as compared to $46,609,000 and
$184,368,000 in
1994.
Administrative and general expenses were $16,528,000 and
$65,766,000 for
the quarter and year to date compared to $21,894,000 and
$65,184,000 in
1994. The higher administrative and general expenses in the
fourth quarter
of 1994 were due to the establishment of a reserve for the
impairment in
the carrying value of an affiliated business.
The company adjusted pension and other postretirement plan
actuarial
assumptions as of August 1, 1995. The adjustments included a decrease in
the discount rate from 8.25 percent to 7.75 percent as a
result of
generally lower long-term interest rates. (See Note E to the
Consolidated
Financial Statements for Fiscal 1995.) The net effect of
contributions and
actuarial assumption changes resulted in a decrease in the
pension
liability recorded under SFAS No. 87 at October 28, 1995. The company's effective tax rate decreased to 38.1 percent from 38.3 percent in 1994. This reflected the initial return from the
company's
investment in the Federal Affordable Housing Program. Liquidity and Sources of Capital
The company, as it has for many years, has an exceptionally
strong balance
sheet. Cash, cash equivalents and short-term marketable
securities were
$203,115,000 at the end of 1996 compared to $198,028,000
last year.
Long-term debt increased during the fourth quarter by the
private placement
with five insurance companies of $110,000,000 in Senior
Notes. The Notes
will mature October 15, 2002, and October 15, 2006, and are
being used to
finance an $85,000,000 new plant project in Osceola, Iowa,
with the
remaining proceeds being used for other corporate needs.
Other long-term
debt consists of industrial revenue bonds with varying
maturities and loans
financing investment in affordable housing funds. The
continuing strong
balance sheet provides the company with the ability to take
advantage of
expansion or acquisition opportunities that may arise. During 1996, cash provided by operating activities was $109,408,000 compared to $91,374,000 last year. Changes in cash and cash
requirements
from operating activities were in the ordinary course of
business and
reflected a return of accounts payable and accrued expenses
to more normal
levels than experienced in 1995.
Cash required for investing activities in 1996 increased to
$150,321,000
from $114,797,000 in 1995. The cash was used to continue an
aggressive
program to maintain facilities and expand production
capacities primarily
at Hormel Foods and Jennie-O Foods, Inc. At the end of the
year, the
company had commitments to expend approximately $82,500,000
to complete
construction in progress at various locations.
In addition to the new production plant and distribution
facility being
built in Osceola, Iowa, Hormel Foods has major renovation
and construction
projects at processing facilities located at Austin, Minn.,
and Fremont,
Neb. Jennie-O Foods completed and opened a new processing
facility at
Montevideo, Minn., in April 1996 and, in June, purchased an
investment in
Viking Turkey Hatchery at Detroit Lakes, Minn. Jennie-O
Foods has numerous
smaller projects in progress to expand their turkey raising
and processing
capacity.
During the year, the company authorized the repurchase of up to five
million shares of its Common Stock. By the end of the year,
the company had
repurchased and retired 1,027,128 shares at a cost of
$24,708,000.
Late in the year, the company acquired all the stock of
Stagg Foods, Inc.,
a manufacturer of chili products for $40,000,000 of the
company's stock.
The transaction resulted in the recording of goodwill which
is being
amortized over 30 years.
Financial ratios for 1996 and 1995 are presented below:
                        1996    1995
Liquidity Ratios
        Current ratio   2.7     3.0
        Receivables turnover    13.4    13.3
        Days sales in receivables       27.2    27.7
        Inventory turnover      10.0    11.2
        Days sales in inventory 41.3    33.6
Leverage Ratio
        Long-term debt to equity        16.5%2.6%
Operating Ratios
        Pretax profit to net worth      16.5%28.0%
        Pretax profit to total assets   9.4%16.1%
Responsibilities For Financial Statements
The accompanying financial statements were prepared by the management of
Hormel Foods Corporation which is responsible for their integrity and objectivity. These statements have been prepared in accordance with generally accepted accounting principles appropriate in the circumstances and, as such, include amounts that are based on our best estimates and judgments.
Hormel Foods Corporation has developed a system of internal controls designed to assure that the records reflect the transactions of the company and that the established policies and procedures are adhered to. This system is augmented by well-communicated written policies and procedures, a strong program of internal audit and well-qualified personnel.
These financial statements have been audited by Ernst & Young LLP, independent auditors, and their report appears on page 29. Their audit is conducted in accordance with generally accepted auditing standards and includes a review of the company's accounting and financial controls and tests of transactions.
The Audit Committee of the Board of Directors, composed solely of outside directors, meets periodically with the independent auditors, management and the internal auditors to assure that each is carrying out its responsibilities. Both Ernst & Young LLP and our internal auditors have full and free access to the Audit Committee, with or without the presence of management, to discuss the results of their audit work and their opinions on the adequacy of internal controls and the quality of financial reporting.

R.W. Schlange
Vice President and Controller

Joel W. Johnson
Chairman of the Board President and Chief Executive Officer
CORPORATE INFORMATION
Business Description
Hormel Foods Corporation is a multinational manufacturer and marketer of
consumer-branded meat and food products, many of which are
among the best
known and trusted in the food industry. It enjoys a strong
reputation among
consumers, retail grocers and foodservice and industrial
customers for
products highly regarded for quality, taste, nutrition,
convenience and
value. Hormel Foods Corporation is owned by approximately
11,200
shareholders and comprised of nearly 10,900 employees,
including
subsidiaries.
Corporate Headquarters
Hormel Foods Corporation
1 Hormel Place
Austin, MN 55912-3680
Independent Auditors
Ernst & Young LLP
1400 Pillsbury Center
Minneapolis, MN 55402-1491
Stock Listing
New York Stock Exchange
The corporation's daily trading activity, stock price and
dividend
information can be found in the financial section of most
news-
papers in the New York Stock Exchange listing.
Transfer Agent and Registrar
Norwest Bank Minnesota, N.A.
161 North Concord Exchange
P.O. Box 738
South St. Paul, MN 55075-0738
For the convenience of shareholders, a toll-
free number (1-800-468-9716) can be used whenever questions
arise regarding
changes in registered ownership, lost or stolen
certificates, address
changes or other matters pertaining to the transfer of stock or shareholder
records. When requesting information, shareholders must
provide their tax
identification number, the name(s) in which their stock is
registered and
their record address.
If you hold stock in more than one account, duplicate
mailings of financial
information may result. You can help eliminate the added
expense by
requesting that only one copy be sent. Please supply the
transfer agent
with the names in which all accounts are registered and the
name of the
account for which you wish to receive mailings. This will not in any way affect dividend check mailings.
Hormel Foods Corporation's Dividend Reinvestment Plan,
available to
shareholders, allows for full or partial dividend
reinvestment and
voluntary cash purchases with brokerage commissions or other service fees
paid by the company. Automatic Debit for Cash Contributions
is also
available. This is a convenient method to have money
automatically
withdrawn each month from a checking or savings account and
invested in
your Dividend Reinvestment Plan account. To enroll in the
plan or obtain
additional information, contact Norwest Bank Minnesota,
N.A., using the
address or telephone number provided with their listing in
this section as
company transfer agent and registrar.
An optional Direct Dividend Deposit service offers
shareholders a
convenient method of having quarterly dividend payments
electronically
deposited into their personal checking or savings account.
The dividend
payment is made in the account each payment date, providing
shareholders
with immediate use of their money. For information about the service and
how to participate, contact Norwest Bank Minnesota, N.A.,
transfer agent.
Dividends
Quarterly dividends are typically paid on the fifteenth of
February, May,
August and November. Postal delays may cause receipt dates
to vary.
Reports and Publications
Copies of the company's Form 10-K annual report to the
Securities and Exchange
Commission (SEC), the Form 10-Q quarterly
reports to the SEC, proxy statement, quarterly
earnings releases, the Annual Meeting of Shareholders
brochure or other
printed corporate literature are available free of charge
upon request.
Telephone (507) 437-5164.
Questions About Hormel Foods
Shareholder Inquiries
(507) 437-5669
Analyst/Investor Inquiries
(507) 437-5950
Media Inquiries
(507) 437-5345
Annual Meeting
The Annual Meeting of Shareholders will be held Tuesday,
January 28, 1997,
in the Richard L. Knowlton Auditorium at Austin (Minn.) High
School. The
meeting will convene at 8:00 p.m.
Trademarks
Throughout this Annual Report to Shareholders, references in italic
represent valuable trademarks important to and owned by
Hormel Foods
Corporation or its subsidiaries.
Consumer Affairs
Inquiries regarding products of Hormel Foods Corporation
should be addressed to:
Consumer Affairs Department
Hormel Foods Corporation
1 Hormel Place
Austin, MN 55912-3680
or call 1-800-523-4635
Common Stock Data
The high and low closing price of the company's common stock and the
dividends per share declared for each fiscal quarter of 1996 and 1995,
respectively, are shown below.
1996    High    Low     Dividend
First Quarter   251/2   227/8   $.15
Second Quarter  273/4   24      $.15
Third Quarter   27      227/8   $.15
Fourth Quarter  241/4   201/2   $.15
1995    High    Low     Dividend
First Quarter   263/8   233/4   $.145
Second Quarter  277/8   251/8   $.145
Third Quarter   27      241/8   $.145
Fourth Quarter  267/8   233/8   $.145