Form 10-Q
period 1997-01-25
HORMEL FOODS CORP /DE/
filed 1997-03-11
CIK 48465

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended January 25, 1997					Commission File
											Number 1-2402

HORMEL FOODS CORPORATION

Incorporated Under the Laws
of the State of Delaware							Fein #41-0319970

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




			YES	XXX					NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

			Class				    Outstanding at January 25, 1997
Common Stock		    - $.1172 par value	       77,015,066
Common Stock Non-Voting - $.01 par value			- 0 -



Pages: This report contains twelve pages numbered sequentially from this cover page.



												Form 10-Q


STATEMENTS OF FINANCIAL POSITION

HORMEL FOODS CORPORATION
(In Thousands of Dollars)

								  January 25,		  October 26,
							           1997		     1996
							       (Unaudited)
ASSETS

CURRENT ASSETS						    $ 149,629		   $ 188,473
  Cash and cash equivalents
  Short-term marketable securities--
    at cost which approximates market		  33,998			 14,642
  Accounts receivable					 210,409			230,869
  Inventories							 266,455			271,097
  Deferred income taxes					  11,756			 11,615
  Prepaid expenses					        6,054		       6,563
			TOTAL CURRENT ASSETS		 678,301			723,259

DEFERRED INCOME TAXES					  68,030			 69,686

INTANGIBLES							 122,461			124,193

INVESTMENTS AND OTHER ASSETS				 171,883			 98,514

PROPERTY, PLANT AND EQUIPMENT
  Land								  10,095			  8,517
  Buildings							 209,577			210,450
  Equipment							 535,537			538,562
  Construction in Progress			       75,611		      71,085
									 830,820			828,614
  Less allowance for depreciation		     (405,778)		    (407,128)
									 425,042			421,486






								  $ 1,465,717	      $ 1,436,138




See notes to financial statements



												Form 10-Q


STATEMENTS OF FINANCIAL POSITION

HORMEL FOODS CORPORATION
(In Thousands of Dollars)

								January 25,		  October 26,
							        1997			     1996
LIABILITIES AND SHAREHOLDERS'  	   (Unaudited)
  INVESTMENT

CURRENT LIABILITIES
  Accounts payable				    $ 102,204			   $ 121,004
  Accrued expenses					  43,418				 42,190
  Accrued marketing					  17,015				 22,768
  Employee compensation				  27,918				 41,493
  Taxes, other than federal income taxes  16,449				 14,991
  Dividends payable					  12,162				 11,611
  Federal income tax				  11,134				  9,804
  Current maturities of long-term debt	   2,557			       2,548
		TOTAL CURRENT LIABILITIES	 232,857				266,409

LONG-TERM DEBT--less current maturities	 191,320				127,003

ACCUMULATED POSTRETIREMENT
BENEFIT OBLIGATION					 240,704				239,616

OTHER LONG-TERM LIABILITIES			  19,441				 17,559

SHAREHOLDERS' INVESTMENT
 Preferred Stock, par value
  $.01
  authorized 40,000,000
  shares; issued--none
 Common Stock, non-voting,
  par value $.01 a share--
  authorized 40,000,000 shares;
  issued--none
 Common Stock, par value $.1172
  a share--authorized 200,000,000:
  Issued 77,534,398 shares  10/26/96
  Issued 77,034,398 shares   1/25/97	   9,028				  9,087
 Additional paid-in capital			  19,324				 32,214
 Shares held in treasury				    (501)				   (535)
								  27,851				 40,766
								 753,544				744,785
								 781,395			     785,551

							 $  1,465,717			$  1,436,138

See notes to financial statements


												Form 10-Q


STATEMENTS OF EARNINGS  (Unaudited)

HORMEL FOODS CORPORATION
(In Thousands of Dollars, Except Per Share Amounts)

								  Three			  Three
							    Months Ended	    Months Ended
								January 25,		January 27,
							        1997			    1996

Sales, less returns and
 allowances					$     810,309			$     724,381

Cost of products sold				 626,800			      546,944

			GROSS PROFIT			 183,509				 177,437

Expenses:
  Selling and delivery				 132,371				 127,506

  Administrative and general			  18,005				  22,750

			OPERATING INCOME		  33,133				  27,181

Other income and expenses:
  Other Income--net					   2,973				   6,296

  Interest expense					  (3,058)				    (409)


	EARNINGS BEFORE INCOME TAXES		  33,048				  33,068

Provision for income taxes			  12,066				  12,401

			NET EARNINGS		$	  20,982			$	  20,667


Earnings per share:


		NET EARNINGS PER SHARE	$	    0.27			$	    0.27




See notes to financial statements


												Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)

HORMEL FOODS CORPORATION
(In Thousands of Dollars)

								  Three			  Three
							    Months Ended	     Months Ended
								January 25,		  January 27,
							      1997			    1996

OPERATING ACTIVITIES
  Net earnings					     $  20,982			$ 20,667
  Adjustments to reconcile to
   net cash provided by
   operating activities:
  Depreciation					        10,549			   8,823
  Amoritization of intangibles		    1,872			   1,034
  Provision for deferred income taxes         515			     (72)
  (Gain) loss on property/equipment
  sales and idle facility				 (22)		  (3,593)
Changes in operating assets
   and liabilities:
  Decrease(increase)in accounts
   receivable					        20,460			  41,713
  Increase)decrease in inventories
   and prepaid expenses			         5,151			 (15,990)
  Increase(decrease) in accounts
   payable and accrued expenses		  (31,142)		     736
NET CASH PROVIDED BY OPERATING
 ACTIVITIES						   28,365			  53,318

INVESTING ACTIVITIES
  Sale of available-for-sale
   securities						        0			     485
  Purchase of held-to-maturity securities (19,357)		       0
  Acquisitions of businesses			     (140)		       0
  Purchases of property/equipment		  (17,072)		 (20,358)
  Proceeds from sales of prop./equip.	    2,989			   4,678
  (Increase)decrease in investments
   and other assets				       (73,369)		  (3,211)
NET CASH USED IN INVESTING
  ACTIVITIES						 (106,949)		 (18,406)

FINANCING ACTIVITIES
  Proceeds from long-term borrowings	   64,336		            0
  Principal payments
   on long-term debt				      (10)		       0
  Dividends paid on Common Stock	       (11,662)		 (11,123)
  Stock Repurchase				       (13,035)		       0
  Other						           111			      84
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES			        39,740			 (11,039)

(DECREASE)INCREASE IN CASH AND
  CASH EQUIVALENTS				       (38,844)			  23,873

  Cash and cash equivalents at
   beginning of year			       188,473				 189,539

CASH AND CASH EQUIVALENTS
  AT END OF YEAR				    $  149,629			   $  213,412




See notes to financial statements


											FORM 10-Q

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

HORMEL FOODS CORPORATION

NOTE A

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation.

The accounting policies followed by the Company are set forth in Note A to the Company's Financial Statements in the 1996 Hormel Foods Corporation Annual Report to Shareholders, which is incorported by reference on Form 10-K.

NOTE B

The results of operations for the three month period ended January 25, 1997, and January 26, 1996 are not necessarily indicative of the results to be expected for the full year.




											FORM 10-Q

MANAGEMENTS' DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HORMEL FOODS CORPORATION

RESULTS OF OPERATIONS

Sales and earnings for the first quarter were $810,309,000 and $20,982,000 compared to $724,381,000 and $20,667,000 respectively last year. Tonnage volume for the quarter increased .5 percent over 1996 to 647,406,000 pounds.

The increase in sales dollars, while earnings and tonnage volume remained flat, was a result of higher pork raw material costs and changes in the product mix between fresh pork and manufactured items. Although corn and soymeal prices have stabilized from record levels in 1996, live hog numbers continued to decline and produced pork raw material prices 29 percent higher than last year. The high raw material prices continued to place pressure on the Company's ability to maintain comparable gross margins during the first quarter.

Slaughter levels for the quarter were 5.4 percent less than for the first quarter of 1996 which produced corresponding reductions in commodity fresh pork sales. Increases in the Company's mix of branded, consumer-packaged items more than offset the reduction in commodity fresh pork sales. The pressure on margins was mitigated to some extent by the increased volume of higher margin manufactured items in the product mix.

The Company's core Hormel business continues to be the major contributor to earnings. Within the Prepared Foods Group, tonnage volume for the Grocery Products Division during the first quarter was up 12 percent compared to last year primarily due to the acquisition of Stagg Foods in October of 1996. Market share gains were also realized in DINTY MOORE stew, HORMEL bacon bits and microwave meals. The Specialty Products Division is behind a year ago in tonnage volume but ahead of their 1997 plan.

The Meat Products Group experienced a volume increase of 10 percent primarily related to consumer packaged fresh pork. Increases in boneless ham categories were also a significant factor in the increased volume. The consumer group of sliced pepperoni, including turkey pepperoni, also grew in volume and feature activity.

The Foodservice Group had a strong first quarter with tonnage volume up 4 percent over the first quarter of 1996. There was a significant shift in the food service product mix as volume gains in branded products more than offset the double digit decline in commodity fresh pork tonnage. These volume gains were significant as extreme weather conditions, while not as severe as the situations last year in the northeast, still impacted the Foodservice business during the quarter particularly in the Midwest.


											FORM 10-Q

MANAGEMENTS' DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HORMEL FOODS CORPORATION

RESULTS OF OPERATIONS

Hormel Foods International completed the first quarter with a tonnage volume gain of 105 percent over last year. However the volume increase was tempered by the same inability to recover appropriate margins experienced in the U.S.

During the quarter Hormel Foods International purchased 21 percent of Campofrio in Spain and 13 percent of Pozmeat in Poland. These acquisitions, along with joint ventures in China and other parts of the world, provide a growing presence in the international marketplace.

Jennie-O Foods, Inc. experienced a 20 percent increase in sales volume over the first quarter of 1996. While corn and soymeal prices have fallen from the record levels experienced in 1996, the lower feed costs have not yet worked completely through the production cycle. This has prevented Jennie-O from realizing their customary margins. Results for the first quarter were also affected by higher than normal winter storm expenses during December and January. Late in the quarter, Jennie-O introduced a new fat free bacon wrapped turkey filet similar to bacon wrapped beef filet mignon, a line of uncooked spiced marinated turkey filets and a line of high temperature breast products that provide a real roast turkey flavor.

Results for the quarter at Dubuque Foods were less than planned as high pork raw material costs have a greater impact on Dubuque than the primary Hormel business.

Marketing expenses increased 3.4 percent during the quarter to $56,537,000 from $54,684,000 in 1996. The Company continues to emphasize both its well established products along with newer ethnic products in its promotional programs.

Selling and delivery expenses and administrative and general expenses for the quarter declined to 16.3 and 22 percent of sales from 17.6 and 31 percent of sales in 1996. The decrease is the result of the higher price level experienced this year. In addition, 1996 administrative and general expenses included a settlement of a class action lawsuit in the amount of $7,500,000.

The effective tax rate for the first three months of 1997 was 36.5 percent compared to 37.5 percent last year. The decrease was a result of increases in deductible permanent differences between tax and financial income and the tax credits realized from investments in the Federal Affordable Housing Program.



											FORM 10-Q

MANAGEMENTS' DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HORMEL FOODS CORPORATION

RESULTS OF OPERATIONS

Other income-net for the first quarter of 1997 was $2,973,000 compared to $6,296,000 in 1996. The decrease was primarily the result of a gain recognized in 1996 on the sale of oil and gas stock that had been classified as available for sale.

FINANCIAL CONDITION

Ratio comparisons for the first quarter of 1997 and 1996, which demonstrate the Company's financial strength, are as follows:

								End of Quarter
							1st Quarter   1st Quarter
							    1997	       1996

Liquidity Ratios
  Current ratio				     2.9		   3.0
  Receivables turnover			    14.7		  13.8
  Days sales in receivables		    23.7 days	  23.9 days
  Inventory turnover			     9.3		  10.1
  Days sales in inventory		    38.8 days	  37.8 days

Leverage Ratio
  Long-term debt to equity		    24.8%		   2.6%

Operating Ratios

  Pre-tax profit to net worth		    16.9%		  18.0%
  Pre-tax profit to total assets	     9.1%		  10.8%

Changes during the first quarter in current asset and liability balances followed normal seasonal patterns except for accounts receivable and inventories. Accounts receivables and inventories reflect larger balances due to the increased price levels resulting from high pork raw material costs.

During the first quarter, the Company invested $17,072,000 in new plant and equipment. The Company is building a new manufacturing plant and distribution center at Osceola, Iowa. The distribution center was opened in the first quarter and the manufacturing plant is scheduled to be fully operational in May. Investment in plant and equipment continues to emphasize productivity gains, and efficient product flow while improving ergonomics and safety conditions for employees.




											FORM 10-Q

MANAGEMENTS' DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HORMEL FOODS CORPORATION

RESULTS OF OPERATIONS

During the first quarter the Company through Hormel Foods International Corporation purchased a 21.6 percent equity interest in Campofrio in Spain for approximately $64,400,000. The investment was financed through long-term notes denominated in Spanish Pesetas.

The Company continues to keep excess funds invested short term as it examines business opportunities that meet its long-term operating goals.

Long term debt consists of small issue Industrial Revenue Bonds of varying maturities, debt used for investment in the federal affordable housing program, $110,000,000 in Senior Notes and $64,400,000 of long-term notes used to purchase the equity interest in Campofrio. The leverage ratio indicates that significant borrowing capacity remains to take advantage of any business opportunities that may arise through acquisition or internal expansion.

During the first quarter of fiscal 1997, 500,000 shares of Hormel Common Stock were purchased and retired under the share repurchase program approved in 1996.









												FORM 10-Q


PART II - OTHER INFORMATION


Item 4.	Results of Votes of Security Holders.

		At the Annual Meeting of Shareholders on January 28, 1997 the proposal to amend the Hormel Foods Corporation 1991 Key Employee Stock Option and Award Plan was approved.

		For: 62,483,525	Against: 1,267,241	Abstain: 614,224

Item 6.  Exhibits and Reports on Form 8-K

	None


	SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  HORMEL FOODS CORPORATION



Date:               	By: s/s
	D. J. HODAPP
	Executive Vice President
	& Chief Financial Officer



Date:               	By:  s/s
	M. J. McCOY
	Treasurer



c:\wp\doc\10q\97-1.doc


12


12