Form 10-Q
period 1997-04-26
HORMEL FOODS CORP /DE/
filed 1997-06-11
CIK 48465

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended April 26, 1997					Commission File
											Number 1-2402

HORMEL FOODS CORPORATION

Incorporated Under the Laws
of the State of Delaware							Fein #41-0319970

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




			YES	XXX					NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

			Class				    Outstanding at April 26, 1997
Common Stock		    - $.1172 par value	       76,481,146
Common Stock Non-Voting - $.01 par value			- 0 -



Pages: This report contains eleven pages numbered sequentially from this cover page.

												Form 10-Q

STATEMENTS OF FINANCIAL POSITION

HORMEL FOODS CORPORATION
(In Thousands of Dollars)


								  April 26,		  October 26,
							           1997		     1996
							       (Unaudited)
ASSETS

CURRENT ASSETS						    $ 105,542		   $ 188,473
  Cash and cash equivalents
  Short-term marketable securities--
    at cost which approximates market		  33,442			 14,642
  Accounts receivable					 198,068			230,869
  Inventories							 275,321			271,097
  Deferred income taxes					  11,897			 11,615
  Prepaid expenses					        6,287		       6,563
			TOTAL CURRENT ASSETS		 630,557			723,259

DEFERRED INCOME TAXES					  67,374			 68,686

INTANGIBLES							 136,302			124,193

INVESTMENTS AND OTHER ASSETS				 153,954			 98,514

PROPERTY, PLANT AND EQUIPMENT
  Land								  11,747			  8,517
  Buildings							 228,301			210,450
  Equipment							 555,589			538,562
  Construction in Progress			       66,572		      71,085
									 862,209			828,614
  Less allowance for depreciation		     (413,324)		    (407,128)
									 448,885			421,486






								  $ 1,437,072	      $ 1,436,138




See notes to financial statements

												Form 10-Q

STATEMENTS OF FINANCIAL POSITION

HORMEL FOODS CORPORATION
(In Thousands of Dollars)

								April 26,			  October 26,
							        1997			     1996
LIABILITIES AND SHAREHOLDERS'		   (Unaudited)
  INVESTMENT

CURRENT LIABILITIES
  Accounts payable				    $  92,925			   $ 121,004
  Accrued expenses					  35,854				 42,190
  Accrued marketing					   5,772				 22,768
  Employee compensation				  35,507				 41,493
  Taxes, other than federal income taxes  14,982				 14,991
  Dividends payable					  12,090				 11,611
  Federal income tax				   1,368				  9,804
  Current maturities of long-term debt	   2,645			       2,548
		TOTAL CURRENT LIABILITIES	 201,143				266,409

LONG-TERM DEBT--less current maturities	 189,575				127,003

ACCUMULATED POSTRETIREMENT
BENEFIT OBLIGATION					 241,382				239,616

OTHER LONG-TERM LIABILITIES			  23,450				 17,559

SHAREHOLDERS' INVESTMENT
 Preferred Stock, par value
  $.01
  authorized 40,000,000
  shares; issued--none
 Common Stock, non-voting,
  par value $.01 a share--
  authorized 40,000,000 shares;
  issued--none
 Common Stock, par value $.1172
  a share--authorized 200,000,000 shares;
  Issued 77,534,398  10/26/96
  Issued 76,481,146   4/26/97			   8,964				  9,087
 Additional paid-in capital			   5,204				 32,214
 Shares held in treasury				       0 			        (535)
								  14,168				 40,766
Earnings reinvested in business		 767,354			     744,785
								 781,522			    _785,551

							 $  1,437,072			$  1,436,138

See notes to financial statements

												Form 10-Q


STATEMENTS OF EARNINGS  (Unaudited)

HORMEL FOODS CORPORATION
(In Thousands of Dollars, Except Per Share Amounts)

						Three Months Ended	  	  Six Months Ended
					    April 26,  April 27,		 April 26,  April 27,
					      1997       1996		   1997        1996

Sales, less returns and
 allowances				$798,455	$746,658		$1,608,764  $1,471,039

Cost of products sold		 608,841	 568,198		$1,235,641  $1,115,143

		GROSS PROFIT		 189,614	 178,460		   373,123	355,896

Expenses:
  Selling and delivery		 130,101	 125,628		   262,473	253,134

  Administrative and general	  18,207	  17,230		    36,212      39,980

		OPERATING INCOME	  41,306	  35,602		    74,438	 62,782

Other income and expenses:
  Other Income--net			   2,874	   2,700		     5,848	  8,995

  Interest expense			  (3,342)	    (432)		    (6,400)       (840)


EARNINGS BEFORE INCOME TAXES	  40,838	  37,870		    73,886	 70,937

Provision for income taxes	  15,150	  13,350		    27,216      25,751

		NET EARNINGS		$ 25,688	$ 24,520		$   46,670  $   45,186


Earnings per share:


	NET EARNINGS PER SHARE 	   $0.33	   $0.32		     $0.61      $0.59





See notes to financial statements

												Form 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)

HORMEL FOODS CORPORATION
(In Thousands of Dollars)

									  Six			   Six
								    Months Ended	     Months Ended
									April 26,		  	  April 27,

								      1997			    1996
OPERATING ACTIVITIES
  Net earnings						     $  46,670			$ 45,186
  Adjustments to reconcile to
   net cash provided by
   operating activities:
      Depreciation						   21,261			  18,078
      Amoritization of intangibles			    3,959			   2,067
      Provision for deferred income taxes	    1,030			    (726)
      (Gain) loss on property/equipment
        sales and idle facility				(446)		  (3,599)
  Changes in operating assets and liabilities:
      Decrease(increase)in accounts receivable   2,801			  41,323
      (Increase)decrease in inventories
       and prepaid expenses				   (3,948)		 (32,382)
      Increase(decrease) in accounts
      payable and accrued expenses			  (58,185)		 (17,985)
NET CASH PROVIDED BY OPERATING ACTIVITIES	   43,142			  51,962

INVESTING ACTIVITIES
  Sale of marketable securities			   26,300			   1,016
  Purchase of marketable securities		  (45,100)		       0
  Acquisitions of businesses			     	(140)		       0
  Purchases of property/equipment			  (52,022)		 (56,431)
  Proceeds from sales of prop./equip.		    3,807			   4,825
  (Increase)decrease in investments
   and other assets				 		  (71,368)		  (8,084)
NET CASH USED IN INVESTING ACTIVITIES		 (138,523)		 (58,674)

FINANCING ACTIVITIES
  Proceeds from long-term borrowings		   64,337		            0
  Principal payments
   on long-term debt					   (1,668)		  (1,323)
  Dividends paid on Common Stock		       (23,612)		 (22,634)
  Stock Repurchase					       (26,759)		       0
  Other							           152			  (5,496)
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES				        12,450			 (29,453)

(DECREASE)INCREASE IN CASH AND
  CASH EQUIVALENTS					       (82,931)		 (36,165)

Cash and cash equivalents at
  beginning of year					       188,473			 189,539

CASH AND CASH EQUIVALENTS
  AT END OF YEAR					      $105,542			$153,374

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

NOTE B

The results of operations for the three and six month periods ended April 26, 1997, and April 27, 1996 are not necessarily indicative of the results to be expected for the full year.

											FORM 10-Q

MANAGEMENTS' DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HORMEL FOODS CORPORATION

RESULTS OF OPERATIONS

Net earnings in the second quarter increased $1,168,000 to $25,688,000 from $24,520,000 during the same quarter of 1996. Sales for the quarter increased 6.9 percent to $798,455,000 from $746,658,000 last year. Sales tonnage for the period increased .66 percent compared to the same quarter of 1996.

During the second quarter continued high pork prices limited the Company's ability to obtain customary margins in its pork operations. Slaughter levels for the quarter and first half continued the trend from the first quarter with industry slaughter being 5.8 percent less than the first six months of 1996. Lower slaughter levels which produce corresponding reductions in fresh pork sales for the Company are expected to continue through the third quarter. While corn prices have stabilized, soybean meal prices are higher than a year ago continuing the pressure on turkey margins at Jennie-O. Growth in the tonnage volume of branded consumer packaged products mitigated the impact of the margin pressures felt on the commodity type pork and turkey products.

Sales and earnings for the first half of 1997 were $1,608,764,000 and $46,670,000 compared to $1,471,039,000 and $45,186,00, respectively, last year. Tonnage volume increased .6 percent for the half compared to the same period in 1996.

Gross margins for the quarter and first six months as a percentage of sales was 23.7 and 23.2 percent compared to 23.9 and 24.2 percent for the corresponding periods of 1996. The effect of the continuing high price levels of live pork and soymeal on the Company's gross margin was partially offset by growth in higher margin manufactured consumer branded products which are not as sensitive to fresh pork and turkey market fluctuations.

Marketing expenses for the quarter and first half were $52,129,000 and $108,666,000, respectively, compared to $51,307,000 and $105,991,000 for the same periods of 1996. The Company continues to emphasize both its well established products and its newer ethnic product introductions in its promotional programs. Selling and delivery expenses as a percentage of sales declined to 16.3 percent for the quarter and six months compared to
16.9 and 17.2 percent for the same periods last year as a result of increased sales volume. Administrative and general expenses for the second quarter of 1997 were comparable with last year at 2.3 percent of sales.
For the half year, administrative and general expenses decreased to 2.3 percent from 2.7 percent in 1996.

											FORM 10-Q

MANAGEMENTS' DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HORMEL FOODS CORPORATION

RESULTS OF OPERATIONS

The Company's core Hormel business continues to be the major contributor to earnings. Tonnage in the Grocery Products Division was up 7 percent compared to last year primarily due to the Stagg Food acquisition. The canned chili business for both Hormel and Stagg brands experienced growth in sales tonnage, market share and in the overall category during the first six months. The Meat Products and Foodservice groups also experienced significant gains for the quarter and year to date in sales of branded products helping to mitigate the effect of the high pork raw material prices.

Jennie-O sales and tonnage volume for the first half both increased more than 20 percent over the same period in 1996. High feed costs continued to squeeze historical margins. The high feed costs are expected to continue until the size of the 1997 corn and soybean crops can be predicted with more certainty. Jennie-O has introduced new marinated turkey breast tenders which have been accepted very well in the marketplace.

Hormel Foods International tonnage volume for the first six months of 1997 increased substantially over last year. Major export growth areas included fresh pork and Jennie-O turkey products. The introduction of Stagg canned chili in Canada continues with excellent consumer demand. The construction projects of the joint ventures in China continue on schedule. The venture in Shanghai will begin production and sale of their Hormel product line in the third quarter while the Beijing venture is scheduled to be operational in the first quarter of 1998.

Other income is primarily interest and dividends from the investment of excess funds. Interest expense for the quarter and first half was $3,342,000 and $6,400,000 compared to $432,000 and $840,000 for the same periods last year. The increases are a result of $110,000,000 in Senior Notes issued in the fourth quarter of 1996 and $64,400,000 in long-term notes to finance the acquisition of 21.6 percent of Campofrio in Spain issued in the first quarter of 1997.

The effective tax rate for the quarter and first half was 37.1 and 36.8 percent compared to 35.3 and 36.3 for the same periods last year. The increase was a result of reductions in deductible permanent differences between tax and financial income primarily related to tax exempt interest and dividend received deduction.

											FORM 10-Q

MANAGEMENTS' DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HORMEL FOODS CORPORATION

RESULTS OF OPERATIONS


FINANCIAL CONDITION

Ratio comparisons presented below as of the end of the second quarter relfect the continued strong financial condition of the Company.:

								End of Quarter
							2nd Quarter   2nd Quarter
							    1997	       1996

Liquidity Ratios
  Current ratio				     3.1		   3.0
  Receivables turnover			    15.0		  14.0
  Days sales in receivables		    22.5 days	  23.6 days
  Inventory turnover			     9.1		   9.8
  Days sales in inventory		    40.7 days	  39.7 days

Leverage Ratio
  Long-term debt to equity		    24.6%		   2.4%

Operating Ratios

  Pre-tax profit to net worth		    18.9%		  19.2%
  Pre-tax profit to total assets	    10.3%		  11.6%

Changes during the first six months in current asset and liability balances followed normal seasonal patterns. Inventory levels are adequate for the traditional promotional activities that occur during the third and fourth quarters.

During the first half the Company paid $26,759,000 to purchase and retire 1,035,600 shares under a repurchase plan announced March 25, 1996. Since inception, 2,035,600 shares have been purchased under the plan.

During the first half, the Company invested $52,022,000 in new plant and equipment. The Company is building a new manufacturing plant and distribution center at Osceola, Iowa. The distribution center became fully operational in the first quarter and the manufacturing plant will be staffing for full operations during the third quarter. Investment in plant and equipment continues to emphasize productivity gains and efficient product flow while improving ergonomics and safety conditions for employees.

											FORM 10-Q

MANAGEMENTS' DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HORMEL FOODS CORPORATION


The Company continues to keep excess funds invested short term as it continues to examine business opportunities that meet its long-term operating goals.

Long term debt consists of small issue Industrial Revenue Bonds of varying maturities, debt used for investment in the federal affordable housing program, $110,000,000 in Senior Notes and $64,400,000 of long-term notes, denominated in Spanish Pesetas, used to purchase a 21.6 percent equity interest in Campofrio in Spain. The leverage ratio indicates that significant borrowing capacity remains to take advantage of any business opportunities that may arise through acquisition or internal expansion.

												FORM 10-Q


PART II - OTHER INFORMATION


Item 4.	Results of Votes of Security Holders.

		None

Item 6.  Exhibits and Reports on Form 8-K

		None


	SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  HORMEL FOODS CORPORATION



Date: 6/10/97              	By: s/s
	D. J. HODAPP
	Executive Vice President
	& Chief Financial Officer



Date: 6/10/97              	By: s/s
	M. J. McCOY
	Vice President and Treasurer



c:\wp\doc\10q\new.doc


11


11