Form 10-Q
period 1997-07-26
HORMEL FOODS CORP /DE/
filed 1997-08-28
CIK 48465

SECURITIES AND EXCHANGE COMMISSION


Washington, D. C. 20549

FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended July 26,1997                             Commission File
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


	YES  XXX  	NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


                  Class                   	Outstanding at July 26, 1997
Common Stock	 - $.1172 par value	                  75,946,946
Common Stock Non-Voting - $.01 par value	            -0-

Pages: This report contains eleven pages numbered sequentially from this cover page.

	FORM 10-Q

PART I - FINANCIAL INFORMATION

STATEMENTS OF FINANCIAL POSITION

HORMEL FOODS CORPORATION
(In Thousands of Dollars)

	                                           July 26       October 26,
                                           	   1997   	   1996
                                             (Unaudited)


ASSETS

CURRENT ASSETS
	Cash and cash equivalents               $ 107,609 	$ 188,473
	Short-term marketable securities--
	 at cost which approximates market         26,482          14,642
	Accounts receivable                       207,642         230,869
	Inventories                               269,339         271,097
	Deferred Income Taxes                      12,115          11,615
	Prepaid expenses                            5,611           6,563
	TOTAL CURRENT ASSETS         628,798         723,259


DEFERRED INCOME TAXES                           66,641          68,686

INTANGIBLES                                    134,245         124,193

INVESTMENTS AND OTHER ASSETS                   156,821          98,514

PROPERTY, PLANT AND EQUIPMENT

	Land                                       11,836           8,517
	Buildings	241,158         210,450
	Equipment	570,284         538,562
	Construction in progress                   70,963          71,085
                                               894,241         828,614

Less allowance for depreciation               (421,649)       (407,128)
                                               472,592	  421,486










                       			         $1,459,097      $1,436,138

See notes to financial statements

	FORM 10-Q

PART I - FINANCIAL INFORMATION

STATEMENTS OF FINANCIAL POSITION

HORMEL FOODS CORPORATION
(In Thousands of Dollars)

                                             	July 26,        October 26,
                                              	    1997   	   1996
                                             (Unaudited)


LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES

	Accounts payable                         $  96,402      $ 121,004
	Accrued expenses	 40,153         42,190
	Accrued marketing expenses	 19,162         22,768
	Employee compensation	 40,890         41,493
	Taxes other than federal income taxes	 14,476         14,991
	Dividends payable	11,973         11,611
	Federal income taxes	    544          9,804
	Current maturities of long-term debt	    4,260          2,548

                 TOTAL CURRENT LIABILITIES      227,860        266,409

LONG-TERM DEBT - less current maturities        192,069        127,003

ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION   241,382        239,616

ACCRUED PENSION COSTS                                 0              0

OTHER LONG-TERM LIABILITIES                      23,437         17,559


SHAREHOLDERS' INVESTMENT
	Preferred Stock, par value $.01 a
	share--authorized 40,000,000 shares;
	issued - none
	Common stock, non-voting, par value
	$.01 a share--authorized 40,000,000
	shares; issued - none
	Common Stock, par value $.1172 a share --
	authorized 200,000,000 shares;
	issued 75,946,946 shares 7/26/97
	issued 77,534,398 shares 10/26/96          8,901          9,087
	Additional paid-in capital                       0         32,214
	Shares held in treasury.                         0           (535)
                                                  8,901         40,766

	Earnings reinvested in business            765,448        744,785
                                                774,349        785,551

                                             $1,459,097     $1,436,138

See notes to financial statements

	FORM 10-Q

PART I - FINANCIAL INFORMATION

STATEMENTS OF FINANCIAL POSITION

HORMEL FOODS CORPORATION
(In Thousands of Dollars)


                                     Three Months Ended   Nine Months Ended
                                    July 26,    July 27,  July 26,   July 27,
                                      1997       1996       1997       1996



Sales, less returns and allowances  $779,679  $749,871  $2,388,443  $2,220,910

Cost of products sold                609,527   603,899   1,845,168   1,719,041

                GROSS PROFIT         170,152   145,972     543,275     501,869
Expenses:
  Selling and delivery               127,185   125,690     389,658     378,824
  Administrative and general          14,832    15,109      51,044      55,089

                OPERATING INCOME      28,135     5,173     102,573      67,956

Other income and expenses:
	Other income-net                     3,470     1,912      9,318       10,907

	Interest expense                    (3,415)     (391)    (9,815)      (1,231)

EARNINGS BEFORE INCOME TAXES	 28,190     6,694    102,076       77,632

Provision for income taxes            10,037     2,684     37,253       28,435

                 NET EARNINGS        $18,153  $  4,010    $64,823      $49,197



         NET EARNINGS PER SHARE        $0.24     $0.05       $0.84       $ .64



See notes to financial statements

	  FORM 10-Q


STATEMENTS OF CASH FLOWS (Unaudited)
HORMEL FOODS CORPORATION
(In Thousands of Dollars)

                                                    Nine Months Ended
                                                 July 26,         July 27,
                                                  1997              1996

OPERATING ACTIVITIES
	Net earnings                                  $  64,823          $ 49,197
  Adjustments to reconcile to net cash
   provided by operating activities:
    Depreciation                                  32,611             27,938
    Amortization of intangibles                    5,624              3,131
    Provision for deferred income taxes            1,545               (777)
    (Gain) loss on property/equipment sales
     and idle facility                                56             (3,653)
  Changes in operating assets and liabilities:
      (Decrease) Increase in accounts receivable  23,227             50,118
      (Increase) decrease in inventories
        and prepaid expenses                       2,710            (80,486)
      Increase(decrease) in accounts payable and
        accrued expenses                         (32,979)             4,999
NET CASH PROVIDED BY OPERATING ACTIVITIES         97,617             50,467

INVESTING ACTIVITIES
	Sale of short-term marketable securities        41,241              1,494
	Purchase of marketable securities              (53,081)                 0
  Acquisitions of businesses                        (140)               (70)
	Purchases of property/equipment                (87,232)           (83,755)
  Proceeds from sales of property/equipment        3,459              5,299
  (Increase) in investments and other assets	    (73,843)            (4,891)
NET CASH USED IN INVESTING ACTIVITIES           (169,596)           (81,923)

FINANCING ACTIVITIES
  Proceeds from long-term borrowings              69,318                553
	Principal payments on long-term debt            (2,540)            (2,131)
	Dividends paid on Common Stock                 (35,514)           (34,140)
  Stock Repurchase                               (40,350)           (14,127)
  Other                                              201              1,903
  NET CASH USED IN FINANCING ACTIVITIES           (8,885)           (47,942)


(DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                               (80,864)           (79,398)


Cash and cash equivalents
  at beginning of year                           188,473            189,539

CASH AND CASH EQUIVALENTS
  AT END OF YEAR                                $107,609           $110,141

See notes to financial statements

	  FORM 10-Q


NOTES TO FINANCIAL STATEMENTS (Unaudited)

HORMEL FOODS CORPORATION


NOTE A

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation.

The accounting policies followed by the Company are set forth in Note A to the Company's Financial Statements in the 1996 Hormel Foods Corporation Annual Report to Stockholders, which is incorporated by reference on Form 10-K.


NOTE B

The results of operations for the nine month periods ended July 26, 1997, and July 27, 1996 are not necessarily indicative of the results to be expected for the full year.

		FORM 10-Q


MANAGEMENTS' DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION RESULTS OF OPERATIONS

HORMEL FOODS CORPORATION

RESULTS OF OPERATIONS


Net earnings in the third quarter increased $14,143,000 to $18,153,000 from $4,010,000 during the same quarter of 1996. Sales for the quarter increased 4.0 percent to $779,679,000 from $749,871,000 last year. Sales tonnage for the period decreased 2.1 percent compared to the same quarter of 1996.

Market conditions in the industry have improved from 1996 allowing the Company to return to more normal levels of profitability. However, unfavorable pork and turkey commodity conditions continue to have a negative impact on results. Excess slaughter capacity and reduced live hog numbers available for slaughter have resulted in higher prices for pork raw materials which limits the Company's ability to recover customary margins. While corn prices have moderated, soybean meal prices have remained relatively high continuing the pressure on turkey margins at Jennie-O. Growth in the tonnage volume of branded consumer packaged fresh pork and turkey products limited the impact of the margin pressures. The tonnage decrease experienced during the quarter resulted primarily from reduced slaughter levels and the sale of Farm Fresh Catfish Company which was finalized earlier in the year.

Sales and earnings for the first nine months of 1997 were $2,388,443,000 and $64,823,000 compared to $2,220,910,000 and
$49,197,000 respectively, last year. Tonnage volume decreased 0.3 percent for three quarters to date compared to 1996.

Gross margins for the quarter and to date as a percentage of sales were
21.8 and 22.8 percent compared to 19.5 and 22.6 percent for the corresponding periods last year. The improvement in gross margin levels reflects the increased volume of higher margin consumer branded products in the Company's product mix.

Marketing expenses for the quarter and first nine months were $57,908,000 and $166,574,000 respectively, compared to $53,951,000 and
$159,942,000 for the same periods of 1996. The Company continues to emphasize both its well established products and its newer ethnic product introductions in its promotional programs. Selling and delivery expenses as a percentage of sales declined to 16.3 percent for the quarter and nine months compared to 16.8 and 17.1 percent for the same periods last year reflecting a sales mix with a larger percentage of higher value manufactured products. Administrative and general expenses for the third quarter and to date decreased both in absolute amount and as a percentage of sales.

The Company's core branded business continues to be the major contributor to earnings. Tonnage in the Grocery Products Division was up 7 percent compared to last year primarily due to the Stagg Foods acquisition.

												FORM 10-Q



MANAGEMENTS' DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HORMEL FOODS CORPORATION

RESULTS OF OPERATIONS


The canned chili business for both Hormel and Stagg brands experienced growth in sales tonnage and market share during the quarter. StaggTMChili is being introduced into new markets in Iowa, Kansas, Oklahoma and West Texas. The Meat Products and Foodservice groups also experienced significant gains for the quarter and year to date in sales of branded products helping to reduce the effect of the high pork raw material prices and reduced slaughter levels.

Jennie-O sales and tonnage volume both increased for the first nine months more than 15 percent over the same period in 1996. While volume was up significantly and corn prices have moderated below year ago levels, soybean meal prices are higher than a year ago continuing the squeeze on historical margin levels that began last year.

Current expectations are for an excellent crop of both corn and soybeans this fall. While export demand for these grains is strong, total feed costs are expected to moderate as the year progresses providing substantial help to the Companys input costs.

Hormel Foods International tonnage volume for the third quarter increased 38.8 percent over the third quarter of 1996. Hormel International also experienced pressure on margins due to the high cost of raw materials. Major export growth areas include fresh pork and Jennie-O turkey products. Construction projects of the China joint ventures continue as scheduled. The venture in Shanghai is currently scheduled to begin production and sale of their Hormel product line in September while the Beijing joint venture is scheduled to be operational in the first quarter of 1998.

Other income is primarily interest and dividends from the investment of excess funds and earnings of non-consolidated subsidiaries. Interest expense for the quarter and first nine months was $3,415,000 and $9,815,000 compared to $391,000 and $1,231,000 for the same periods last year. The increases are a result of $110,000,000 in Senior Notes issued in the fourth quarter of 1996 and $64,400,000 in long term notes to finance the acquisition of 21.6 percent of Campofrio in Spain issued in the first quarter of 1997.

The effective tax rate for the quarter and to date was 35.6 and 36.5 percent compared to 40.1 and 36.6 percent for the same periods last year. The decrease reflects a return to more normal levels of deductible permanent differences between tax and financial income primarily related to tax exempt interest and dividend received deduction.

												FORM 10-Q


MANAGEMENTS' DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HORMEL FOODS CORPORATION

FINANCIAL CONDITION


Ratio comparisons presented below as of the end of the third quarter reflect the Company's continued strong financial condition.

						        End of Quarter
						  3rd Quarter    3rd Quarter
						     1997           1996

Liquidity Ratios
  Current ratio			       2.8		  2.7
  Receivables turnover		      14.5	      14.4
  Days sales in receivables         23.8 days	 22.4 days
  Inventory turnover		       9.1	       9.2
  Days sales in inventory	      40.0 days      45.9 days

Leverage Ratio
  Long-term debt to equity          25.4%           2.4%

Operating Ratios
  Pre-tax profit to net worth       17.5%          14.1%
  Pre-tax profit to total assets     9.4%           8.4%

Changes during the first nine months in current asset and liability balances followed normal seasonal patterns. Inventory levels are adequate for the traditional promotional activities that occur in the fourth quarter.

During the first three quarters the Company paid $64,315,637 to purchase and retire 1,571,800 shares of its Common Stock under a repurchase plan announced March 25, 1996. Since inception 2,571,800 shares have been purchased under the plan.

Through nine periods in 1997, the Company invested $40,350,000 in new plant and equipment. The Company's largest project is a new manufacturing plant and distribution center being built at Osceola, Iowa. The distribution center became fully operational in the first quarter and the manufacturing plant is currently staffing up for full operations. Investment in plant and equipment continues to emphasize productivity gains and efficient product flow while improving ergonomics and safety conditions for employees.

The Company continues to keep excess funds invested short term as it continues to examine business opportunities that meet its long-term operating goals.

												FORM 10-Q


MANAGEMENTS' DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HORMEL FOODS CORPORATION

FINANCIAL CONDITION


Long-term debt consists of small issue Industrial Revenue Bonds of varying maturities, debt used for investment in the federal affordable housing program, $110,000,000 in Senior Notes and $64,400,000 of long-term notes, denominated in Spanish Pesetas, used to purchase a 21.6 percent equity interest in Campofrio in Spain. The leverage ratio indicates that significant borrowing capacity remains to take advantage of any business opportunities that may arise through acquisition or internal expansion.

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
	M. J. McCOY
	Vice President and Treasurer

11


6