Form 10-K
period 1997-10-26
HORMEL FOODS CORP /DE/
filed 1998-01-23
CIK 48465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 25, 1997,   Commission File No. 1-2402

HORMEL FOODS CORPORATION
(Exact name of registrant as specified in its charter)

  		Delaware							    41-0319970
(State or other Jurisdiction of				(I.R.S. Employer
 Incorporation or organization)				 Identification No.)

1 Hormel Place  AUSTIN, MINNESOTA			55912-3680
(Address of principal executive offices)    	(Zip Code)

Registrant's telephone number, including area code (507) 437-5611 Securities registered pursuant to Section 12 (b) of the Act:

COMMON STOCK, PAR VALUE $.1172 PER SHARE 	NEW YORK STOCK EXCHANGE
           TITLE OF EACH CLASS			 Name of Each Exchange
									  on Which Registered

Securities registered pursuant to Section 12 (g) of the Act:

							NONE
						(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ( )

The aggregate market value of the voting stock held by non-affiliates of the Corporation at December 1, 1997 was $1,294,238,990 based on the closing price of $29.9375 per share. As of December 1, 1997 the number of shares outstanding of each of the Corporation's classes of common stock was as follows:

	Common Stock, $.1172 Par Value--75,776,510 shares
	Common Stock Non-Voting, $.01 Par Value--0 shares

	DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Stockholders' Report for the year ended October 25, 1997, are incorporated by reference into Part I and Part II Items 5-9, and included as a separate section in the electronic filing to the SEC.

Portions of the proxy statement for the Annual Meeting of the Stockholders to be held January 27, 1998, are incorporated by reference into Part III, Items 10-13 and included as a separate section in the electronic filing to the SEC.


PART I
Item 1.  BUSINESS

  General Development of Business

	(a)	Hormel Foods Corporation, a Delaware corporation, was founded by
George A. Hormel in 1891 in Austin, Minnesota as George A. Hormel
& Company. The Company started as a processor of meat and food products and continues in this line of business. The Company name was changed to Hormel Foods Corporation on January 31, 1995.
The parent company is primarily engaged in the production of a variety of meat and food products and the marketing of those products throughout the United States. Although pork remains the major raw material for Hormel products, the Company has emphasized for several years the manufacture and distribution of branded, consumer packaged items rather than the commodity fresh meat business. New product introductions the past few years have emphasized a variety of branded turkey products produced and sold under the Jennie-O label and the fast growing ethnic food market with Chi-Chi's line of Mexican foods, House of Tsang oriental sauces and food products, and Mediterranean food products under the Marrakesh Express and Peloponnese labels.

		In October 1996, the Company purchased Stagg Foods, Inc., a leading West Coast producer of chili and stew products through an exchange of stock. Stagg Foods is operated as part of the main Hormel business.

		The Company's larger subsidiaries include Jennie-O Foods, Inc.; Dubuque Foods, Inc.; Hormel Foods International Corporation and
Vista International Packaging, Inc.

		Jennie-O, a Willmar, Minnesota based turkey processor, markets its products nationwide through its own sales force and brokers, providing the Company with a significant presence in this important segment of the industry.

		Dubuque Foods, Inc. formerly named FDL Marketing, Inc. was formed in 1985 to be the exclusive marketer of the production of FDL
Foods, Inc., a Dubuque, Iowa, meat packer.  In July of 1993, the
Company acquired through two subsidiaries, Dubuque Foods, Inc.
and Rochelle Foods, Inc., a portion of the assets of FDL Foods.
Dubuque Foods acquired the FDL Foods brands and trademarks.
Rochelle Foods acquired the FDL Foods manufacturing operations at Rochelle, Illinois. Rochelle Foods is a co-packer for both
Hormel and Dubuque Foods. Dubuque Foods has no production facilities and contracts with various co-packers to supply product under its label.

		The Company markets its products internationally through Hormel Foods International Corporation. Hormel Foods International has been increasing its presence in the international marketplace through joint ventures and placement of personnel in strategic foreign locations. Joint ventures have been established in Mexico, China, and Australia. Hormel International marketing and sales personnel are located in Spain, China and Australia.


Item 1.  BUSINESS--CONTINUED

		Investment of personnel and capital in the foreign operations of the business is expected to continue for the foreseeable future.
During 1996 minority investments were made in food companies in Poland and Spain which resulted in an increased Hormel presence in those area.

		Vista International Packaging, Inc. imports, customizes, and distributes a variety of natural and artificial casings for the meat and food processing industry.

		Late in 1996, the Company announced its intention to exit the fish business either through sale or closure of its subsidiary
Farm Fresh Catfish Company. The sale of Farm Fresh was negotiated and closed during the first quarter of 1997.

		During the first quarter of fiscal 1998 the Company announced an agreement to sell its bulk gelatin/specialized protein plant and business located in Davenport, Iowa to Goodman Fielder Limited of Sydney, Australia for $71,400,000. The 125 production and administrative employees in Davenport are included in the sale agreement. The sale is expected to close late in January 1998.

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

		The percentage of total revenues contributed by classes of similar products for the last three fiscal years of the Company are as follows:

	Year Ended
	  October	October	October
	  25,1997	26,1996 	28, 1995

	Meat Products 	  54.1%   	52.6%	54.4%
	Prepared Foods 	  26.5    	28.1 	28.0
	Poultry, Fish, Other       19.4     19.3	  17.6
	   100.0%   100.0%	100.0%



Item 1.  BUSINESS--Continued

	Meat Products includes fresh meats, sausages, hams, wieners and bacon. Prepared Foods products include canned luncheon meats, shelf stable microwaveable entrees, stews, chilies, hash, meat spreads and frozen processed products. Jennie-O turkey and Farm Fresh catfish products are included in the Poultry, Fish and Other category.

	Hormel Foods has numerous trademarks and patents which are important to the Company's business. Some of the trademarks are registered and some are not. The more significant trademarks are: HORMEL, BLACK LABEL, BY GEORGE, CURE 81, CUREMASTER, DI LUSSO, DINTY MOORE, HOMELAND, LAYOUT PACK, LIGHT
& LEAN, LITTLE SIZZLERS, MARY KITCHEN, RANGE BRAND, ROSA
GRANDE, SANDWICH MAKER, SPAM, WRANGLERS, JENNIE-O,  KID'S
KITCHEN, FAST 'N EASY, DUBUQUE, QUICK MEAL, OLD SMOKEHOUSE, and HOUSE OF TSANG. The Company holds 15 foreign and 24 U. S. patents.

	The Company for the past several years has been concentrating on processed, consumer branded products with year round demand to minimize the seasonal variation experienced with commodity type products. Pork continues to be the primary raw material for Company products. Although, live pork producers are moving toward larger and more efficient year round confinement operations, there is still a seasonal variation in the supply of fresh pork materials. The expanding line of processed items has reduced but not eliminated the sensitivity of Company results to raw material supply and price fluctuations.

	Quarterly results for fiscal 1997 and 1996 are reported on page 29, Note K to the financial statements in the Annual Report to Stockholders for 1997.

	On October 25, 1997, the Company had unused lines of credit of $24,475,000. A fee is paid for the availability of fixed credit lines. Long-term debt consists of a private placement of Senior Notes for $110,000,000 maturing October 15, 2002 and
October 15, 2006; and $64,400,000 of long-term notes, denominated in Spanish Pesetas, used to purchase a 21.4 percent equity interest in Campofrio Alimentacion, S.A., Madrid, Spain.
To provide an almost perfect hedge against currency fluctuations, the investment in Campofrio was also made in Pesetas. Other long-term debt includes $5,700,000 in small issue Industrial Revenue Bonds of varying maturities and $11,046,000 of promissory notes through 2008 secured by limited partnership interests in the Federal Affordable Housing
Program.

	Financial resources and anticipated funds from operations are considered adequate to meet normal operating cash requirements in 1998.

	The Company has no customers the loss of which would have a significant effect on the Company's business. During fiscal year 1997, no customer accounted for more than 5.3% of sales. Backlog orders are not significant due to the perishable nature of a large portion of the products and orders are accepted and shipped on a current basis.



Item 1.  BUSINESS--Continued

	The Company continues to develop and introduce new products each year. No new product in 1997 required a material investment of Company assets. Improving and developing new products is the responsibility of task forces including personnel from operations, marketing, administration,
	engineering, and research and development. Research and development expenditures for fiscal 1997, 1996 and 1995, respectively, were $8,580,000, $8,022,000, and $7,829,212.
There are 29 professional employees engaged in full time research, 18 in the area of improving existing products and 11 in developing new products.

	As of October 25, 1997, the Company had over 11,000 active employees.

	Livestock slaughtered by the parent company is purchased by Company buyers, commission dealers, sale barns, terminal markets or under long-term supply contracts at locations principally in Minnesota, Iowa, Nebraska, Colorado and South Dakota. The level of pork production in the United States has an impact on Hormel's operations. Any significant decrease in the supply of pork has an adverse effect because of higher costs and lower margins coupled with an under-utilization of Company facilities. A significant increase in the supply of pork normally results in lower costs and higher margins. To minimize supply variations which impact profitability the live pork industry is rapidly moving to very large, vertically integrated, year-round confinement operations. The Company, as its major competitors, continues to implement options to maximize the benefits of reduced volatility in the supply of fresh pork through long-term contracts and supply agreements.

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

	Facilities that produce manufactured items are located in Algona, Iowa; Austin, Minnesota; Beloit, Wisconsin; Aurora, Illinois; Osceola, Iowa; Fremont, Nebraska; Knoxville, Iowa; Oklahoma City, Oklahoma; Stockton, California; Tucker, Georgia; and Wichita, Kansas. Custom manufacturing for Hormel is performed by several companies including Owatonna Canning Company, Owatonna, Minnesota; Lakeside Packing Company, Plainview, Minnesota; and Western Steer Mom and Pops of Claremont, North Carolina. Power Logistics, Inc. operates a distribution center for the Company at Osceola, Iowa.



Item 1.  BUSINESS--Continued


            JENNIE-O FOODS

	Jennie-O Foods, Inc., a Willmar, Minnesota, based turkey processor, has turkey raising, slaughter and processing operations at various locations within Minnesota. Jennie-O contracts with turkey growers to supplement the turkeys it raises to meet its raw material requirements for whole birds
	and processed turkey products. As part of Jennie-O's long term expansion program,the Heartland Food Company plant in Marshall, Minnesota was purchased in October 1997.

	HORMEL FOODS INTERNATIONAL

	Hormel Foods International Corporation markets the Company's products in international areas including the Philippines, Japan and various European countries. The Company, through Hormel Foods International, has licensed companies to manufacture SPAM luncheon meat overseas on a royalty basis, principally Tulip International in Denmark. Hormel Foods
International owns Hormel FSC, Inc., a foreign sales corporation, which engages in export related activities.
Hormel Foods International has offices in Australia, China and
Spain to increase the sales and marketing support in the international marketplace. During 1997 a minority investment was made in Campofrio Alimentacion, S.A.,Madrid, Spain.

	VISTA INTERNATIONAL PACKAGING

	Vista International Packaging, Inc., previously a subsidiary of Hormel Foods International became a subsidiary of the parent company in 1995. Vista is a food packaging company located in Kenosha, Wisconsin which imports, customizes, and distributes, a variety of natural and artificial casings for the meat and food processing industry.

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




   Item 1.  BUSINESS--Continued


Executive Officers of the Registrant

	(d)
                                                                Year
                                                          Which First
                                                              Elected
            Name                    Office              Age   Officer

	Joel W. Johnson	Chairman of the Board,      54       1991
	President and Chief
			Executive Officer

	Don J. Hodapp	Executive Vice President    59       1969
	& Chief Financial Officer

	Gary J. Ray	Executive Vice President    51       1988

	Eric A. Brown	Group Vice President,       51       1987
		  Prepared Foods

	James W. Cole	Group Vice President,       63       1990
			Foodservice Group

     David N. Dickson        Group Vice President,       54       1989
						 International and
                               Corporate Development

	Stanley E. Kerber	Group Vice President,       59       1977
	Meat Products

	Michael J. McCoy	    Vice President and          50       1994
						 Treasurer


	Richard W. Schlange	Vice President and          62       1969
	Controller

	Mahlon C. Schneider	    Vice President and          58       1990
						 General Counsel

	Richard A. Bross	Vice President,             46       1995
	Grocery Products

	Forrest D. Dryden	Vice President, Research    54       1987
	& Development

	Ronald W. Fielding	Vice President, Hormel      45       1997
	and President
	Hormel Foods International

     Jerry C. Figenskau      Vice President,             57       1994
	Specialty Products

     James A. Jorgenson      Vice President,             52       1990
 	Human Resources

	Gary C. Paxton		    Vice President,			  52		 1992
						 Manufacturing













Item 1.  BUSINESS--Continued

                                                                  Year
                                                           Which First
                                                               Elected
            Name          	       Office              Age    Officer


	Kenneth P. Regner	Vice President,             60       1989
	Engineering

	James N. Rieth		    Vice President, Hormel      57       1981
						 and President and
						 Chief Executive Officer
						 Jennie-O Foods

	Robert A. Slavik	Vice President,             52       1993
		  Meat Products Sales

     Thomas J. Leake         Corporate Secretary         52       1990


	No family relationship exists among the executive officers.

	All of the above executive officers have been employed by the Registrant in an officer capacity for more than the past five years except Mr. Robert A. Slavik, Director Meat Products Sales until January 26, 1993 when he was elected Vice President, Meat Products Sales; Mr. Jerry C. Figenskau, Director of Marketing Services until December 30, 1991 when he was named Director Specialty Products, on January 24, 1994 he was elected Vice President, Specialty Products; Mr. Richard A. Bross, Director of Grocery Products Marketing until January 3, 1994 when he was named General Manager of Grocery Products, on January 30, 1995 he was elected Vice President, Grocery Products; Mr. Michael J. McCoy Vice President, Treasurer of FDL Foods, Inc. until being employed by the Company on special assignment Treasury Division on October 3, 1994, on November 21, 1994 he was appointed Assistant Treasurer, on January 1, 1996 he was elected Treasurer and on January 27, 1997 he was elected Vice President, Treasurer; Mr. Ronald W. Fielding, Regional Manager, Oscar Mayer Foods Corporation until being employed by the Company as Meat Products Regional Sales Manager-Southwest Region on January 24, 1994; on June 5, 1995 he was elected Vice President, Hormel Foods International Corporation; on January 1, 1996 he was elected President, Hormel Foods International; and on January 27, 1997 he was elected Vice President, Hormel and President, Hormel Foods International.

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









Item 2.  PROPERTIES
                                  Approximate
						    Floor Space
                                 (Square Feet)  Owned or  Expiration
         Location                 Unless Noted   Leased       Date

	 Hormel Foods Corporation

         Slaughtering and
         Processing Plants

		 Austin, Minnesota
		   Slaughter               217,000      Owned  (Leased Out)
		   Processing            1,024,000      Owned

		 Fremont, Nebraska         637,000      Owned

		 Rochelle, Illinois        434,000      Owned
		  (Rochelle Foods, Inc.)

        	Processing Plants

	 Algona, Iowa              152,000      Owned
	 Austin, Minnesota Annex    83,000      Owned
	 Beloit, Wisconsin         338,000      Owned
	 Davenport, Iowa		  148,000      Owned Sale Closing
											  1/98
	 Ft. Dodge, Iowa		   17,000      Owned  (Leased out)
	 Houston, Texas		   93,000      Owned  (Closed)
	 Knoxville, Iowa           130,000      Owned
	 Oklahoma City, Oklahoma    57,000      Owned
	 Osceola, Iowa Plant       333,000      Owned
           Osceola, IA Dist.Center   235,000      Owned
	      Stockton, California      139,000      Owned
	      Tucker, Georgia           259,000      Owned
	      Wichita, Kansas            75,000      Owned
	       (Dold Foods, Inc.)
	      Aurora, Illinois	        71,000      Owned
	       (Creative Contract
	         Packaging Corp.)
		      Aurora, Illinois	        70,000      Owned
			  (Herb-Ox Plant)

	Research and Development
         Center

	 Austin, Minnesota          56,000      Owned

	Corporate Offices

	 Austin, Minnesota         119,000      Owned

		Stagg Foods, Inc.
		  Hillsboro, Oregon        100,000      Owned   (Closed)
		Dan's Prize, Inc.
		  Long Prairie,             78,999      Owned
		   Minnesota-Plant





Item 2.  PROPERTIES--continued


	Jennie-O Foods, Inc.

		 Willmar, Minnesota-
		  Airport Plant 		  282,000      Owned
		 Willmar, Minnesota-
		  Benson Ave. Plant		   79,000      Owned
		 Melrose, Minnesota-Plant  119,000      Owned
		 Turkey farms - acres        9,032      Owned
		 Henning, Minnesota-          5,200     Owned
		  Feed Mill
		 Atwater, Minnesota-         14,000     Owned
		  Feed Mill
	 Montevideo, Minnesota-      80,000     Owned
	 Pelican Rapids, Minnesota- 185,000     Owned
             West Central Turkeys
	   Plant
		  Marshall, Minnesota
	   Heartland Foods-Plant      140,000     Owned

	Vista International Packaging, Inc.

		 Kenosha, Wisconsin-Plant   61,000      Owned

	    Algona Food Equipment Company (AFECO)

		 Algona, Iowa-Plant         45,000      Owned

	The Company has expansion or renovation projects in progress at Austin, Minnesota; Osceola, Iowa; Fremont, Nebraska;
Rochelle, Illinois and at various Jennie-O locations.

	The Company believes its operating facilities are well maintained and suitable for current production volumes, and after the completion of the expansion and renovation for all volumes which are anticipated in the foreseeable future.

Item 3.	  LEGAL PROCEEDINGS

          The Company knows of no pending material legal proceedings.


Item 4.	 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	No matters were submitted to stockholders during the fourth quarter of the 1997 fiscal year.

	At the Annual Meeting of Stockholders to be held January 27, 1998 shareholders will vote on the following:

	Approval of the Company's Operators' Share Incentive
	Compensation Plan to enable certain compensation paid under the Plan to qualify as deductible performance-based compensation under Section 162(m) of the Internal Revenue
	Code.

	Approval of the Company's Long-Term Incentive Plan to enable compensation paid under the Plan to qualify as deductible performance-based compensation under Section 162(m) of the Internal Revenue Code.




							PART II


  Item 5.	 MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS

	The high and low closing price of the Company's Common Stock and the dividends per share declared for each fiscal quarter of 1997 and 1996, respectively, are shown below:

	    1997				High		Low		Dividend
	First Quarter			27-7/8	23-1/2	$.155
	Second Quarter			27		23-7/8	$.155
	Third Quarter			28-7/16	23-7/8	$.155
	Fourth Quarter			32-1/2	28-1/16	$.155

	    1996				High		Low		Dividend
	First Quarter			25-1/2	22-7/8	$.15
	Second Quarter			27-3/4	24		$.15
	Third Quarter			27		22-7/8	$.15
	Fourth Quarter			24-1/4	20-1/2	$.15

	Additional information about dividends,principal market of trade and and number of stockholders on page 32 of the Annual Stockholders' Report for the year ended October 25, 1997, is incorporated herein by reference. The Company's Common Stock has been listed on the New York Stock Exchange since January
16, 1990.

	Item 6.  SELECTED FINANCIAL DATA

	Selected Financial Data for the ten years ended October 25, 1997, on pages 18 and 19 of the Annual Stockholders' Report for the year ended October 25, 1997, is incorporated herein by reference.

	Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

	Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 30 and 31 of the Annual
Stockholders' Report for the year ended October 25, 1997, is incorporated herein by reference.

	Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

		    Consolidated Financial Statements, including unaudited
              quarterly data, on pages 20 through 29 and the Report of Independent Auditors on page 29 of the Annual Stockholders' Report for the year ended October 25, 1997 is incorporated herein by reference.

	Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.









		  PART III


 Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	 Information under "Election of Directors", contained on pages 3 through 5 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 27, 1998, is incorporated herein by reference.

           Information concerning Executive Officers is set forth in
           Item 1(d) of Part I pursuant to Instruction 3, Paragraph (b) of Item 401 of Regulation S-K.

Item  11.  EXECUTIVE COMPENSATION

           Information for the year ended October 25, 1997, under "Executive Compensation" on pages 8 through 20 and "Compensation of Directors" on page 5 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 27, 1998, is incorporated herein by reference.

 Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	MANAGEMENT

           Ownership of securities of the Company by certain beneficial owners and management for the year ended October 25, 1997, as set forth on pages 7 and 8 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 27, 1998, is incorporated herein by reference.

    Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              Information under "Other Information Relating to Directors, Nominees, and Executive Officers" for the year ended October 25, 1997, as set forth on page 13 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 27, 1998, is incorporated herein by reference.





PART IV

    Item 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

              AND REPORTS ON FORM 8-K

              (a) (1) and (2)--The response to this portion of Item 14 is submitted as a separate section of this report.

                    (3) --List of Exhibits--The response to this portion of
                    Item 14 is submitted as a separate section of this report.

              (b)	The Company filed a Form 8-K on October 26, 1997
announcing the election of John R. Block and Joseph T.
Mallof as directors of the Company replacing retiring
Board members Earl B. Olsen and Ray V. Rose.

				The Company filed a Form 8-K on December 17, 1997
announcing the sale of its Davenport, Iowa gelatin/specialized proteins plant to Goodman Fielder
Limited of Sydney, Australia for $71,400,000. The sale is scheduled to close in January 1998.

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

	HORMEL FOODS CORPORATION

By /s/ Joel W. Johnson                   	January 23, 1998
  Joel W. Johnson, Chairman of the Board,
  President and Chief Executive Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:





							 	Chairman of the Board,
								President, Chief Executive
/s/Joel W. Johnson		     1/23/98   Officer and Director
Joel W. Johnson			  Date	(Principal Executive Officer)



								Executive Vice President
								and Chief Financial Officer
								and Director
/s/ Don J. Hodapp			1/23/98   (Principal Financial and
Don J. Hodapp			       Date    Accounting Officer)



/s/ Gary J. Ray			1/23/98   Executive Vice President
Gary J. Ray			       Date    and Director


							     Group Vice President
/s/ Eric A. Brown              1/23/98  Prepared Foods Group
Eric A. Brown			       Date    and Director


/s/ James W. Cole             1/23/98	Group Vice President
James W. Cole	Date	Foodservice Group and Director



								Group Vice President
							 	International and
/s/ David N. Dickson		1/23/98 	Corporate Development
David N. Dickson		       Date    and Director



/s/ Stanley E. Kerber		1/23/98   Group Vice President
Stanley E. Kerber			  Date    Meat Products Group
								and Director













/s/ John W. Allen             1/23/98	Director
John W. Allen	Date



/s/ John R. Block             1/23/98	Director
John R. Block	Date



/s/ William S. Davila         1/23/98	Director
William S. Davila	Date



/s/ E. Peter Gillette Jr.      1/23/98	Director
E. Peter Gillette Jr.	Date



/s/ Luella G. Goldberg        1/23/98	Director
Luella G. Goldberg	Date



/s/ Geraldine M. Joseph       1/23/98	Director
Geraldine M. Joseph	Date



/s/ Joseph T. Mallof          1/23/98	Director
Joseph T. Mallof	Date



/s/ Dr. Robert R. Waller      1/23/98	Director
Dr. Robert R. Waller	Date



























	F-1


















	ANNUAL REPORT ON FORM 10-K

	ITEM 14 (a) (1), (2), AND (3) AND ITEM 14 (c) AND (d)

	LIST OF FINANCIAL STATEMENTS
	AND FINANCIAL STATEMENT SCHEDULE

	FINANCIAL STATEMENT SCHEDULE

	LIST OF EXHIBITS

	YEAR ENDED OCTOBER 25, 1997

	HORMEL FOODS CORPORATION

	Austin, Minnesota





	F-2




Item 14(a) (1), (2) and (3) and Item 14 (c) and (d)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

HORMEL FOODS CORPORATION

October 25, 1997


The following consolidated financial statements of Hormel Foods
Corporation included in the Annual Report of the Registrant to its stockholders for the year ended October 25, 1997, are incorporated herein by reference in Item 8 of Part II of this report:

Consolidated Statements of Financial Position--October 25, 1997 and
     October 26, 1996.

Consolidated Statements of Operations--Years Ended October 25, 1997,
     October 26, 1996 and October 28, 1995.

Consolidated Statements of Changes in Shareholders' Investment--Years
     Ended October 25, 1997, October 26, 1996 and October 28, 1995.

Consolidated Statements of Cash Flows--Years Ended October 25, 1997,
     October 26, 1996 and October 28, 1995.

Notes to Financial Statements--October 25, 1997.

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


F-3

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

HORMEL FOODS CORPORATION

(Dollars in Thousands)


COL. A
COL. B
COL. C
COL. D
COL. E



Additions





(1)
(2)




Balance at
Charged to
Charged to

Balance at


Beginning
Costs and
Other Accounts-
Deductions-
End of

Classification
of Period
Expenses
Describe
Describe
Period








Valuation reserve deduction
from assets account:







   Fiscal year ended






     October 25, 1997






       Allowance for






       doubtful accounts






       receivable
$1,413
$757
$(140)(3)
$  822  (1)
$1,273





   (65) (2)









   Fiscal year ended






     October 26, 1996






       Allowance for






       doubtful accounts






       receivable
$1,413
$453
$0
$  542  (1)
$1,413





   (89) (2)









   Fiscal year ended






     October 28, 1995






       Allowance for






       doubtful accounts






       receivable
$1,413
$971
$0
$1,189  (1)
$1,413





  (218) (2)










Note (1) - Uncollectible accounts written off.

Note (2) - Recoveries on accounts previously written off.

Note (3) - Reserve on records of Farm Fresh Catfish Company before the sale occurred during Fiscal 1997.







	LIST OF EXHIBITS

	HORMEL FOODS CORPORATION





Number	Description of Document

 *(3) A-1		Certification of Incorporation as amended to date.
			(filed as Exhibit 3A-1 to Annual Report on Form 10-K
		 for fiscal year ended October 26, 1996.)
**(3) B-1 	By-laws as amended to date.


	(4)	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K,
	copies of instruments defining the rights of holders of long-term debt are not filed. The Company agrees to furnish a copy thereof to the Securities and
               Exchange Commission upon request.

	(9)	None.

	 (10)	None.

**(11)	Statement Regarding Computation of Per Share Earnings.

	 (12)	None.

**(13)	Pages 17 through 32 of the Annual Report to
	Stockholders for fiscal year ended October 25, 1997.

	 (18)	None.

	 (19)	None.

	 (22)	None.

**(23)	Consent of Independent Auditors.

	 (24)	None.

	 (25)	None.

**(27)		Financial Data Schedule

**(99)	Proxy Statement for the Annual Meeting of Stockholders
	to be held January 27, 1998.


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

DIVIDENDS

41.	Dividends upon the capital stock of the corporation, subject to the provisions of the certificate of incorporation, may be declared by the Board of Directors at any regular or special meeting, pursuant to law. Dividends may be paid in cash, in property, or in shares of the capital stock.

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

INDEMNIFICATION OF OFFICERS, DIRECTORS, EMPLOYEES AND AGENTS

42.	The corporation to the fullest extent permitted by the applicable laws of the State of Delaware in effect from time to time shall indemnify each officer against the expenses of any action to which such officer is a party or is threatened to be made a party in any action, suit or proceeding, whether civil, criminal, administrative or investigative
(a "proceeding") by reason of the fact that he is or was an officer of the corporation; and the corporation may purchase and maintain insurance for the purpose of indemnification to the fullest extent permitted by said laws. Notwithstanding any other provision of these Bylaws and except as otherwise specifically provided for herein, the corporation shall be required to indemnify an officer in connection with a proceeding (or part thereof including any counterclaim in any proceeding) commenced by such officer only if the commencement of such proceeding (or part thereof including any counterclaim in any proceeding) by the officer was authorized by the Board of Directors.

	As used in this Bylaw: (i) the term officer means any person who is, was or may hereafter be a director, officer, employee or agent of this corporation or, at the request of this corporation, of any other corporation or of any partnership, joint venture, trust or other enterprise and the rights of indemnification under this Bylaw shall inure to the benefit of the heirs and legal representatives of any such persons, (ii) the term action means any threatened, pending, or completed action, suit or proceeding, whether civil, criminal, administrative or investigative including those by or in the right of the corporation and whether or not involving an act or omission of an officer in his capacity as such and whether or not he is an officer at the time of such action, and (iii) the term expenses of any action shall include attorneys' fees, judgments, fines, amounts paid in settlement and any other expenses incurred in connection with an action but in the case of actions by or in the right of the corporation the term shall not include judgments or other amounts paid to the corporation. The foregoing terms shall be construed and shall be deemed to be amended from time to time as necessary so as to permit indemnification to the fullest extent permitted under the applicable laws of the State of Delaware then in effect.
	The corporation's obligation, if any, to indemnify or to advance expenses to any Indemnitee who was or is serving at its request as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, or other enterprise shall be reduced by any amount such Indemnitee may collect as indemnification or advancement of expenses from, or insurance related to, such other corporation, partnership, joint venture, trust, or other enterprise.

(Bylaw 42 added November 20, 1967; amended May 27, 1980; July 28,
1997)

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





HORMEL FOODS CORPORATION

Item 14 a (3) of Form 10-K

EXHIBIT 11 - Statement Regarding Computation of Per Share Earnings




Year Ended


October 25, 1997
October 26, 1996
October 28, 1995






Primary:









Average Share Outstanding
76,494,846
76,506,427
76,689,386






Net effect of dilutive stock
options based on the
treasury stock method using
average market price



     381,865



    178,166



     297,276

     Total Shares
76,876,711
76,684,593
76,986,662






Net Income
$109,492,000
$79,408,000
$120,436,000






Per Share Amount
$1.42
$1.04
$1.56











Fully Diluted:









Average Shares Outstanding
76,494,846
76,506,427
76,689,386






Net effect of dilutive stock
options based on the
treasury stock method using
the year-end market price if
higher than average price




     570,825




    178,166




    297,276

     Total Shares
77,065,671
76,684,593
76,986,662






Net Income
$109,492,000
$79,408,000
$120,436,000






Per Share Amount
$1.42
$1.04
$1.56







EXHIBIT 23





CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual Report (Form
10K) of Hormel Foods Corporation of our report dated November 24, 1997, included in the 1997 Annual Report to Stockholders of Hormel Foods Corporation.

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

We also consent to the incorporation by reference in Registration Statement Number 333-17327 on Form S-3 dated December 5, 1996, in Post-Effective Amendment Number 2 to Registration Statement Number 33-14614 on Form S-8 dated December 6, 1988, in Registration Statement Number 33-14615 on Form S-8 dated May 27, 1987, in Post-Effective Amendment Number 1 to Registration Number 33-29053 dated January 26, 1990, in Registration Statement Number 33-43246 on Form S-8 dated October 10, 1991, and in Registration Statement Number 33-45408 on Form S-8 dated January 31, 1992, of our report dated November 24, 1997, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this annual Report (Form 10-K) of Hormel Foods
Corporation.



							/s/ERNST & YOUNG LLP




Minneapolis, Minnesota
January 23, 1998