Form 10-Q
period 1998-01-24
HORMEL FOODS CORP /DE/
filed 1998-03-10
CIK 48465

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended January 24, 1998					Commission File
											Number 1-2402

HORMEL FOODS CORPORATION

Incorporated Under the Laws
of the State of Delaware							Fein #41-0319970

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



			YES	XXX					NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

			Class				    Outstanding at January 24, 1998
Common Stock		    - $.1172 par value	       75,618,111
Common Stock Non-Voting - $.01 par value			- 0 -



Pages: This report contains twelve pages numbered sequentially from this cover page.


												Form 10-Q


STATEMENTS OF FINANCIAL POSITION

HORMEL FOODS CORPORATION
(In Thousands of Dollars)

								                           January 24,		  October 25,
							                                1998		        1997
							                            (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents			       $  164,661		  $  146,853
  Short-term marketable securities--
    at cost which approximates market		  20,714			      5,533
  Accounts receivable					              271,445			    233,966
  Inventories							                    256,175			    265,346
  Deferred income taxes					             12,345			     12,204
  Prepaid expenses					                   6,308		       7,450
			TOTAL CURRENT ASSETS		               731,648	      671,352

DEFERRED INCOME TAXES					               68,537			     68,629

INTANGIBLES							                      129,780			    131,710

INVESTMENTS IN AFFILIATES				           116,347			    113,372

OTHER ASSETS							                      59,375			     54,734

PROPERTY, PLANT AND EQUIPMENT
  Land								                           11,793			     11,467
  Buildings							                      237,116			    242,124
  Equipment							                      568,227		   	 594,159
  Construction in Progress			            72,054		      72,179
									                               889,190			    919,929
  Less allowance for depreciation		    (421,755)	    (431,191)
									                               467,435			    488,738






								                            $1,573,122	    $1,528,535







See notes to financial statements

												Form 10-Q


STATEMENTS OF FINANCIAL POSITION

HORMEL FOODS CORPORATION
(In Thousands of Dollars)

								                      January 24,		  October 25,
							                           1998			     1997
LIABILITIES AND SHAREHOLDERS'		(Unaudited)
  INVESTMENT

CURRENT LIABILITIES
  Accounts payable				         $  105,752			  $  120,385
  Accrued expenses					            34,862				     34,564
  Accrued marketing					           26,737				     21,543
  Employee compensation				        37,533				     46,275
  Taxes, other than federal
  income taxes                     19,778				     16,524
  Dividends payable					           12,526				     11,980
  Federal income tax				           22,664				      4,712
  Current maturities of
  long-term debt                    7,607			       4,595
		TOTAL CURRENT LIABILITIES	       267,459				   260,578
LONG-TERM DEBT--
less current maturities	           206,575				   198,232

ACCUMULATED POSTRETIREMENT
  BENEFIT OBLIGATION				           243,343				   243,343
OTHER LONG-TERM LIABILITIES			      23,940				    24,180

SHAREHOLDERS' INVESTMENT
 Preferred Stock, par value
  $.01
  authorized 40,000,000
  shares; issued--none
 Common Stock, non-voting,
  par value $.01 a share--
  authorized 40,000,000 shares;
  issued--none
 Common Stock, par value $.1172
  a share--authorized 200,000,000:
  Issued 75,618,111 shares  01/24/98
  Issued 75,776,510 shares  10/25/97  8,862				   8,881
 Earnings reinvested in business	   822,943			  793,321
							                             831,805		   802,202

							                          $1,573,122		$1,528,535





See notes to financial statements

												Form 10-Q


STATEMENTS OF EARNINGS  (Unaudited)

HORMEL FOODS CORPORATION
(In Thousands of Dollars, Except Per Share Amounts)

                        								  Three			  Three
                  							    Months Ended	  Months Ended
								                       January 24,		January 25,
							                            1998			    1997

Sales, less returns and
 allowances					              $  814,914			   $  810,309

Cost of products sold			         605,196			      626,800

			GROSS PROFIT			               209,718				     183,509

Expenses:
  Selling and delivery				       144,218				     132,371

  Administrative and general			   19,343				      18,005

  Gain on plant sale			          (28,379)			        ---

			OPERATING INCOME		             74,536				      33,133

Other income and expenses:
  Other Income--net					           2,753				       2,973

  Equity in earnings of affiliates 1,200					       ---

  Interest expense				            (3,182)			      (3,058)


	EARNINGS BEFORE INCOME TAXES		   75,307				      33,048

Provision for income taxes	       28,458			       12,066

			NET EARNINGS		             $   46,849			   $   20,982


Earnings per share:

	NET EARNINGS PER SHARE (DILUTED)$     0.61  $     0.27

	NET EARNINGS PER SHARE (BASIC)  $     0.62 	$     0.27





See notes to financial statements

												Form 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)
HORMEL FOODS CORPORATION
(In Thousands of Dollars)

								                         Three			      Three
							                       Months Ended	   Months Ended
								                       January 24,		  January 25,
							      1998			    1997
OPERATING ACTIVITIES
  Net earnings					             $  46,849			$  20,982
  Adjustments to reconcile to
     net cash provided by
     operating activities:
    Depreciation				               12,332			   10,549
    Amortization of intangibles		   1,780			    1,872
    Equity in earnings of affil    (1,200)		     	---
    Provision for deferred income
      taxes                           (49)		      515
    (Gain) loss on property/equipment
     sales and idle facility				       88			      (22)
    (Gain) on Plant sale				      (17,592)
  Changes in operating assets
     and liabilities:
    Decrease(increase)in accounts
     receivable				               (37,479)		   20,460
    (Increase)decrease in inventories
     and prepaid expenses		        10,313			    5,151
    Increase(decrease) in accounts
     payable and accrued expenses	  3,083			  (31,142)
NET CASH PROVIDED BY OPERATING
  ACTIVITIES						                 18,125			   28,365

INVESTING ACTIVITIES
Sale of held-to-maturity securities 5,662			      ---
  Purchase of held-to-maturity
   securities                     (20,845)		  (19,357)
  Acquisitions of businesses			      ---			      (140)
  Purchases of property/equipmen  (12,353)		  (17,072)
  Proceeds from sales of
   prop./equip.	                   38,828			    2,989
  (Increase)in investments
   and other assets				            (6,266)		  (73,369)
NET CASH USED IN INVESTING
  ACTIVITIES						                  5,026 		 (106,949)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	11,647		    64,336
  Principal payments
   on long-term debt				             (292)		      (10)
  Dividends paid on Common Stock	  (11,753)		  (11,662)
  Stock Repurchase				              (5,157)		  (13,035)
  Other						                          212			      111
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES			           (5,343)		   39,740

												Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)
HORMEL FOODS CORPORATION
(In Thousands of Dollars)

								                           Three			  Three
							                       Months Ended	   Months Ended
								                       January 24,		  January 25,
							                             1998			    1997


(DECREASE)INCREASE IN CASH AND
  CASH EQUIVALENTS				             17,808			   (38,844)

Cash and cash equivalents at
  beginning of year				           146,853		    188,473

CASH AND CASH EQUIVALENTS
  AT END OF YEAR				           $  164,661   $  149,629







See notes to financial statements

											FORM 10-Q

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

HORMEL FOODS CORPORATION

NOTE A

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation.

The accounting policies followed by the Company are set forth in Note A to the Company's Financial Statements in the 1997 Hormel Foods Corporation Annual Report to Shareholders, which is incorporated by reference on Form 10-K.

NOTE B

The results of operations for the three month period ended January 24, 1998, and January 25, 1997 are not necessarily indicative of the results to be expected for the full year.





											FORM 10-Q

MANAGEMENTS' DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands)

HORMEL FOODS CORPORATION

RESULTS OF OPERATIONS

Earnings for the first quarter of Fiscal 1998 were $46,849 compared to $20,982 in 1997. The 1998 results include a gain, net of taxes, of $17,402 on the sale of the Davenport gelatin plant to Goodman Fielder Ltd., of Sydney, Australia.

Excluding the one-time gain from the Davenport sale, sales and earnings for the quarter were $814,914 and $29,447, respectively, compared to $810,309 and $20,982 for the same periods last year. Tonnage volume for the quarter increased 5.8 percent over 1997 to 685,180 pounds.

The increase in earnings and tonnage volume, while sales dollars remained almost flat, was a result of lower finished goods price levels and aggressive promotional programs. While live prices for hogs declined dramatically during the quarter, total value of the processed hogs decreased even more limiting the Company's ability to recover adequate margins. Pressure on margins was mitigated by promotional programs that increased the volume of higher margin, manufactured items in the product mix.

The Company's core Hormel business continues to be the major contributor to earnings. Within the Prepared Foods Group, tonnage volume for the Grocery Products Division during the first quarter was up 1 percent compared to last year. Sales of HORMEL chili, supported by substantial promotional activity, increased 16 percent for the quarter over 1997. A new promotional campaign for SPAM luncheon meat with the theme "So Good It's Gone", is scheduled to run from now through June in the heavier consumption areas.

In January, the Specialty Products Division of Prepared Foods completed the sale of the Davenport plant mentioned previously. This will result in an annual reduction of sales volume of approximately $40,000 and 15,000 pounds.

During the first quarter the Meat Products Group continued the favorable trend of increased branded product sales which started in 1997. Sales volume of key branded products as well as the mix of branded versus commodity items both improved substantially. ALWAYS TENDER marinated fresh pork experienced a strong double-digit increase in volume and distribution with major retail customers purchasing and featuring these products.

The retail ham category had record sales during the Christmas and New Years holidays due to a favorable supply and price level of raw materials. The deli products category also performed extremely well during the quarter with ham products contributing the largest increase in sales volume.

											FORM 10-Q

MANAGEMENTS' DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands)


Consumer packaged pepperoni also continued to grow. A major promotional campaign supports both original pepperoni and the new reduced fat turkey pepperoni. Early indications are that sales and national distribution of both product categories are benefiting from the program.

The strong sales momentum experienced by the Foodservice Group throughout 1997 accelerated in the first quarter of 1998. For the quarter total tonnage increased in excess of 19 percent with branded tonnage up in excess of 17 percent. STAGG chili tonnage for Foodservice distribution increased 22 percent compared to last year.

Jennie-O sales dollar and tonnage volume for the first quarter increased 18 and 29 percent, respectively, over the same period last year. In late October Jennie-O acquired Heartland Foods Company to help meet growing demand. Turkey World Magazine projects that Jennie-O will become the largest turkey processor in the US in 1998. Product margins have deteriorated since November as turkey prices have decreased while corn and soy meal have stayed at levels higher than expected. These conditions will impact Jennie-O's ability to meet its 1998 profit plan.

Export sales by Hormel Foods International Corporation were down 34 percent for the first quarter compared to 1997. The sales decrease was a result of weak currencies in relation to the US dollar in the Philippines, Australia and South Korea. The joint ventures in both Shanghai and Beijing continue to expand production and develop distribution. Promotional programs at both companies are scheduled for the March-April period to assist this start-up phase of their businesses.

STAGG chili continues to do well in Canada and will be introduced in England, Spain and Germany in the summer of 1998.

Marketing expenses increased 18.6 percent during the quarter to $67,063 from $56,537 in 1997. The Company continues to emphasize both its well established products along with newer ethnic products in its promotional programs.

Selling and delivery expenses which include promotional expenses, and administrative and general expenses for the quarter increased to 17.7 and
2.4 percent of sales, respectively, from 16.3 and 2.2 percent in 1997. The increase is the result of the generally flat dollar sales experienced in 1998 coupled with the aggressive increase in promotional expenses.

The effective tax rate for the first quarter of 1998 was 37.8 percent compared to 36.5 percent last year. This increase is due in part to non-deductible goodwill resulting from the Stagg and Campofrio transactions and foreign taxes resulting from various foreign license agreements.

										FORM 10-Q

MANAGEMENTS' DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands)



FINANCIAL CONDITION

Ratio comparisons for the first quarter of 1998 and 1997, which demonstrate the Company's financial strength, are as follows:

								                        End of Quarter
							                      1st Quarter   1st Quarter
							                          1998	       1997

Liquidity Ratios
  Current ratio				              2.7		        2.9
  Receivables turnover			      * 12.9		      14.7
  Days sales in receivables		  * 30.4 days	  23.7 days
  Inventory turnover			           9.3		       9.3
  Days sales in inventory		      38.6 days	  38.8 days

Leverage Ratio
  Long-term debt to equity		    25.8%		  24.8%

Operating Ratios

  Pre-tax profit to net worth		 ** 36.9%		  16.9%
  Pre-tax profit to total assets	 ** 19.4%		   9.1%

*  Includes $71,400 in receivables from sale of Davenport plant.
** Includes $28,379 in pre-tax profit from sale of Davenport plant.

Changes during the first quarter in current asset and liability balances followed normal seasonal patterns except for accounts receivable which included $71,400 for the sale of the Davenport plant. The sale closed as of Saturday, January 24, 1998 the end of the first quarter with the cash actually being received on Monday, January 26, 1998.

During the first quarter, the Company invested $12,353 in new plant and equipment. In November the leased dessert gelatin packaging plant in Aurora, Illinois was purchased for $3,275. In addition investment in computer hardware and software for ongoing initiatives to improve data processing services in the accounting and distribution areas was approximately $4,000 for the quarter. Investment in plant and equipment continues to emphasize productivity gains and efficient product flow while improving ergonomics and safety conditions for employees.

The Company continues to keep excess funds invested short-term as it examines business opportunities that meet its long-term operating goals.

Long-term debt consists of small issue Industrial Revenue Bonds of varying maturities used for investment in the Federal Affordable Housing Program,

										FORM 10-Q

MANAGEMENTS' DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands)

$110,000 in Senior Notes and $64,400 of long-term notes denominated in Spanish Pesetas used to purchase the equity interest in Campofrio. The leverage ratio indicates that significant borrowing capacity remains to take advantage of any business opportunities that may arise through acquisition or internal expansion.

During the first quarter of fiscal 1998, 158,399 shares of Hormel Common Stock were purchased and retired under the share repurchase program at an average price per share of $31.00.

												FORM 10-Q

PART II - OTHER INFORMATION

Item 4.		Results of Votes of Security Holders.

		At the Annual Meeting of Shareholders on January 27, 1998 the proposal to approve the Company's Operators' Share Incentive Compensation Plan was approved.

		For: 64,886,661	Against: 1,079,672		Abstain: 438,195

		At the Annual Meeting of Shareholders on January 27, 1998 the proposal to approve the Company's Long-Term Incentive Plan was approved.

		For: 64,826,969	Against: 1,157,121		Abstain: 420,778

Item 6.  	Exhibits and Reports on Form 8-K

			The Company filed a Form 8-K on October 26, 1997 announcing the
	election of John R. Block and Joseph T. Mallof as directors of
	the Company replacing retiring directors, Earl B. Olsen and Ray
	V. Rose.

			The Company filed a Form 8-K on December 17, 1997 announcing the
	sale of the Davenport, Iowa gelatin/specialized proteins plant to
	Goodman Fielder Limited of Sydney, Australia for $71,400,000.

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