Form 10-Q/A
period 1998-01-24
HORMEL FOODS CORP /DE/
filed 1998-04-21
CIK 48465

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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


                  YES   [ X ]                           NO  [   ]

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

                                                                       Form 10-Q


STATEMENTS OF FINANCIAL POSITION

HORMEL FOODS CORPORATION
(IN THOUSANDS OF DOLLARS)

                                                  January 24,        October 25,
                                                      1998              1997
                                                   -----------      -----------
                                                  (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents ..................     $   164,661      $   146,853
  Short-term marketable securities--
    at cost which approximates market ........          20,714            5,533
  Accounts receivable ........................         271,445          233,966
  Inventories ................................         256,175          265,346
  Deferred income taxes ......................          12,345           12,204
  Prepaid expenses ...........................           6,308            7,450
                                                   -----------      -----------
                  TOTAL CURRENT ASSETS .......         731,648          671,352

DEFERRED INCOME TAXES ........................          68,537           68,629

INTANGIBLES ..................................         129,780          131,710

INVESTMENTS IN AFFILIATES ....................         116,347          113,372

OTHER ASSETS .................................          59,375           54,734

PROPERTY, PLANT AND EQUIPMENT
  Land .......................................          11,793           11,467
  Buildings ..................................         237,116          242,124
  Equipment ..................................         568,227          594,159
  Construction in Progress ...................          72,054           72,179
                                                   -----------      -----------
                                                       889,190          919,929
  Less allowance for depreciation ............        (421,755)        (431,191)
                                                   -----------      -----------
                                                       467,435          488,738






                                                   $ 1,573,122      $ 1,528,535
                                                   ===========      ===========








See notes to financial statements

                                                                       Form 10-Q


STATEMENTS OF FINANCIAL POSITION

HORMEL FOODS CORPORATION
(IN THOUSANDS OF DOLLARS)

                                                     January 24,     October 25,
                                                         1998           1997
                                                      ----------     ----------
 LIABILITIES AND SHAREHOLDERS'                       (Unaudited)
  INVESTMENT

CURRENT LIABILITIES
  Accounts payable ...............................     $  105,752     $  120,385
  Accrued expenses ...............................         34,862         34,564
  Accrued marketing ..............................         26,737         21,543
  Employee compensation ..........................         37,533         46,275
  Taxes, other than federal income taxes .........         19,778         16,524
  Dividends payable ..............................         12,526         11,980
  Federal income tax .............................         22,664          4,712
  Current maturities of long-term debt ...........          7,607          4,595
                                                       ----------     ----------
            TOTAL CURRENT LIABILITIES ............        267,459        260,578

LONG-TERM DEBT--less current maturities ..........        206,575        198,232
ACCUMULATED POSTRETIREMENT
  BENEFIT OBLIGATION .............................        243,343        243,343

OTHER LONG-TERM LIABILITIES ......................         23,940         24,180

SHAREHOLDERS' INVESTMENT
 Preferred Stock, par value $.01
  authorized 40,000,000
  shares; issued--none
 Common Stock, non-voting,
  par value $.01 a share--
  authorized 40,000,000 shares;
  issued--none
 Common Stock, par value $.1172
  a share--authorized 200,000,000:
  Issued 75,618,111 shares 01/24/98
  Issued 75,776,510 shares 10/25/97 ..............          8,862          8,881
 Earnings reinvested in business .................        822,943        793,321
                                                       ----------     ----------
                                                          831,805        802,202
                                                       ----------     ----------

                                                       $1,573,122     $1,528,535
                                                       ==========     ==========






See notes to financial statements

                                                                       Form 10-Q


STATEMENTS OF EARNINGS  (UNAUDITED)

HORMEL FOODS CORPORATION
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                       Three            Three
                                                    Months Ended    Months Ended
                                                     January 24,     January 25,
                                                        1998            1997
                                                      ---------       ---------

Sales, less returns and
 allowances ....................................      $ 814,914       $ 810,309

Cost of products sold ..........................        605,196         626,800
                                                      ---------       ---------

                  GROSS PROFIT .................        209,718         183,509

Expenses:
  Selling and delivery .........................        144,218         132,371

  Administrative and general ...................         19,343          18,005

  Gain on plant sale ...........................        (28,379)           --
                                                      ---------       ---------

                  OPERATING INCOME .............         74,536          33,133

Other income and expenses:
  Other Income--net ............................          2,753           2,973

  Equity in earnings of affiliates .............          1,200            --

  Interest expense .............................         (3,182)         (3,058)
                                                      ---------       ---------


      EARNINGS BEFORE INCOME TAXES .............         75,307          33,048

Provision for income taxes .....................         28,458          12,066
                                                      ---------       ---------

                  NET EARNINGS .................      $  46,849       $  20,982
                                                      =========       =========


Earnings per share:

      NET EARNINGS PER SHARE (DILUTED) .........      $    0.61       $    0.27
                                                      =========       =========

      NET EARNINGS PER SHARE (BASIC) ...........      $    0.62       $    0.27
                                                      =========       =========






See notes to financial statements

                                                                       Form 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
HORMEL FOODS CORPORATION
(IN THOUSANDS OF DOLLARS)
                                                         Three         Three
                                                      Months Ended  Months Ended
                                                       January 24,   January 25,
                                                          1998           1997
                                                        ---------     ---------
OPERATING ACTIVITIES
  Net earnings .....................................    $  46,849     $  20,982
  Adjustments to reconcile to
     net cash provided by
     operating activities:
    Depreciation ...................................       12,332        10,549
    Amortization of intangibles ....................        1,780         1,872
    Equity in earnings of affiliates ...............       (1,200)         --
    Provision for deferred income taxes ............          (49)          515
    (Gain) loss on property/equipment
     sales and idle facility .......................           88           (22)
    (Gain) on Plant sale ...........................      (17,592)
  Changes in operating assets and liabilities:
    Decrease(increase)in accounts
     receivable ....................................      (37,479)       20,460
    (Increase)decrease in inventories
     and prepaid expenses ..........................       10,313         5,151
    Increase(decrease) in accounts
     payable and accrued expenses ..................        3,083       (31,142)
                                                        ---------     ---------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES .......................................       18,125        28,365

INVESTING ACTIVITIES
  Sale of held-to-maturity securities ..............        5,662          --
  Purchase of held-to-maturity securities ..........      (20,845)      (19,357)
  Acquisitions of businesses .......................         --            (140)
  Purchases of property/equipment ..................      (12,353)      (17,072)
  Proceeds from sales of prop./equip ...............       38,828         2,989
  (Increase)in investments
   and other assets ................................       (6,266)      (73,369)
                                                        ---------     ---------
NET CASH USED IN INVESTING
  ACTIVITIES .......................................        5,026      (106,949)

FINANCING ACTIVITIES
  Proceeds from long-term borrowings ...............       11,647        64,336
  Principal payments
   on long-term debt ...............................         (292)          (10)
  Dividends paid on Common Stock ...................      (11,753)      (11,662)
  Stock Repurchase .................................       (5,157)      (13,035)
  Other ............................................          212           111
                                                        ---------     ---------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES .............................       (5,343)       39,740
                                                        ---------     ---------

                                                                       Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
HORMEL FOODS CORPORATION
(IN THOUSANDS OF DOLLARS)
                                                      Three             Three
                                                   Months Ended     Months Ended
                                                    January 24,      January 25,
                                                        1998             1997
                                                     ---------        ---------

(DECREASE)INCREASE IN CASH AND
  CASH EQUIVALENTS ..........................           17,808          (38,844)

Cash and cash equivalents at
  beginning of year .........................          146,853          188,473
                                                     ---------        ---------

CASH AND CASH EQUIVALENTS
  AT END OF YEAR ............................        $ 164,661        $ 149,629
                                                     =========        =========








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

The Company's core Hormel business continues to be the major contributor to earnings. Within the Prepared Foods Group, tonnage volume for the Grocery Products Division during the first quarter was up 1 percent compared to last year. Sales of HORMEL(R) chili, supported by substantial promotional activity, increased 16 percent for the quarter over 1997. A new promotional campaign for SPAM(R) luncheon meat with the theme "So Good It's Gone", is scheduled to run from now through June in the heavier consumption areas.

In January, the Specialty Products Division of Prepared Foods completed the sale of the Davenport plant mentioned previously. This will result in an annual reduction of sales volume of approximately $40,000 and 15,000 pounds.

During the first quarter the Meat Products Group continued the favorable trend of increased branded product sales which started in 1997. Sales volume of key branded products as well as the mix of branded versus commodity items both improved substantially. ALWAYS TENDER(R) marinated fresh pork experienced a strong double-digit increase in volume and distribution with major retail customers purchasing and featuring these products.

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

The strong sales momentum experienced by the Foodservice Group throughout 1997 accelerated in the first quarter of 1998. For the quarter total tonnage increased in excess of 19 percent with branded tonnage up in excess of 17 percent. STAGG(R) chili tonnage for Foodservice distribution increased 22 percent compared to last year.

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

STAGG(R) chili continues to do well in Canada and will be introduced in England, Spain and Germany in the summer of 1998.

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

                                                                       FORM 10-Q

MANAGEMENTS' DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(IN THOUSANDS)



FINANCIAL CONDITION

Ratio comparisons for the first quarter of 1998 and 1997, which demonstrate the Company's financial strength, are as follows:

                                           END OF QUARTER
                                     1ST QUARTER      1ST QUARTER
                                        1998             1997
                                     -----------      -----------
LIQUIDITY RATIOS
  Current ratio                          2.7             2.9
  Receivables turnover                * 12.9            14.7
  Days sales in receivables           * 30.4 days       23.7 days
  Inventory turnover                     9.3             9.3
  Days sales in inventory               38.6 days       38.8 days

LEVERAGE RATIO
  Long-term debt to equity              25.8%           24.8%

OPERATING RATIOS

  Pre-tax profit to net worth        ** 36.9%           16.9%
  Pre-tax profit to total assets     ** 19.4%            9.1%

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


                                      HORMEL FOODS CORPORATION



DATE:  March 10, 1998                 BY:  D. J. HODAPP
------------------------                ---------------------
                                           D. J. HODAPP
                                           EXECUTIVE VICE PRESIDENT
                                           & CHIEF FINANCIAL OFFICER



DATE:  March 10, 1998                 BY:  M. J. MCCOY
------------------------                ---------------------
                                           M. J. MCCOY
                                           VICE PRESIDENT AND TREASURER