Form 10-K/A
period 1997-10-25
HORMEL FOODS CORP /DE/
filed 1998-04-23
CIK 48465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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

                                      NONE
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes+X+ No+++

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrantis knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ( )

    The aggregate market value of the voting stock held by non-affiliates of the Corporation at December 1, 1997 was $1,294,238,990 based on the closing price of $29.9375 per share. As of December 1, 1997 the number of shares outstanding of each of the Corporationis classes of common stock was as follows:

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

               The Company is larger subsidiaries include Jennie-O Foods, Inc.; Dubuque Foods, Inc.; Hormel Foods International Corporation and Vista International Packaging, Inc.

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

               Investment of personnel and capital in the foreign operation of the business is expected to continue for the foreseeable future. During 1996 minority investments were made in food companies in Poland and Spain which resulted in an increased Hormel presence in those area.

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

               The percentage of total revenues contributed by classes of similar products for the last three fiscal years of the Company are as follows:

                                                   YEAR ENDED
                                           ----------------------------
                                           OCTOBER   OCTOBER   OCTOBER
                                           25, 1997  26, 1996  28, 1995
                                           --------  --------  --------

               Meat Products .........      54.1%    52.6%    54.4%
               Prepared Foods ........      26.5%    28.1     28.0
               Poultry, Fish, Other ..      19.4%    19.3     17.6
                                            ----     ----     ----
                                           100.0%   100.0%   100.0%
                                           =====    =====    =====


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

               The Company has plants at Austin, Minnesota; Fremont, Nebraska and Rochelle, Illinois that slaughter livestock for processing. The slaughter facility at Austin is leased to Quality Pork Processors of Dallas, Texas under a custom slaughter arrangement.

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

          EXECUTIVE OFFICERS OF THE REGISTRANT

               (d)                                                                YEAR
                                                                              WHICH FIRST
                                                                                ELECTED
                    NAME                          OFFICE                AGE     OFFICER
                    ----                          ------                ---     -------

                  Joel W. Johnson            Chairman of the Board,      54       1991
                                             President and Chief
                                             Executive Officer

                  Don J. Hodapp              Executive Vice President    59       1969
                                             & Chief Financial Officer

                  Gary J. Ray                Executive Vice President    51       1988

                  Eric A. Brown              Group Vice President,       51       1987
                                             Prepared Foods

                  James W. Cole              Group Vice President,       63       1990
                                             Foodservice Group

                  David N. Dickson           Group Vice President,       54       1989
                                             International and
                                             Corporate Development

                  Stanley E. Kerber          Group Vice President,       59       1977
                                             Meat Products

                  Michael J. McCoy           Vice President and          50       1994
                                             Treasurer


                  Richard W. Schlange        Vice President and          62       1969
                                             Controller

                  Mahlon C. Schneider        Vice President and          58       1990
                                             General Counsel

                  Richard A. Bross           Vice President,             46       1995
                                             Grocery Products

                  Forrest D. Dryden          Vice President, Research    54       1987
                                             & Development

                  Ronald W. Fielding         Vice President, Hormel      45       1997
                                             and President
                                             Hormel Foods International

                  Jerry C. Figenskau         Vice President,             57       1994
                                             Specialty Products

                  James A. Jorgenson         Vice President,             52       1990
                                             Human Resources

                  Gary C. Paxton             Vice President,             52       1992
                                             Manufacturing

                  Kenneth P. Regner          Vice President,             60       1989
                                             Engineering

                  James N. Rieth             Vice President, Hormel      57       1981
                                             and President and
                                             Chief Executive Officer
                                             Jennie-O Foods

                  Robert A. Slavik           Vice President,             52       1993
                                             Meat Products Sales

                  Thomas J. Leake            Corporate Secretary         52       1990


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








ITEM 2. PROPERTIES

                                      Approximate
                                      Floor Space
                                      (Square Feet)       Owned or     Expiration
          Location                    Unless Noted         Leased      Date
          --------                    ------------         ------      ----

     Hormel Foods Corporation
     ------------------------

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
          (Dold Foods, Inc.)



                                      Approximate
                                      Floor Space
                                      (Square Feet)       Owned or     Expiration
          Location                    Unless Noted         Leased      Date
          --------                    ------------         ------      ----

          Aurora, Illinois
          (Creative Contract
           Packaging Corp.)              71,000            Owned
          Aurora, Illinois
          (Herb-Ox Plant)                70,000            Owned

          Research and Development
          Austin, Minnesota              56,000            Owned

          CORPORATE OFFICES
          Austin, Minnesota             119,000            Owned

          STAGG FOODS, INC.
          Hillsboro, Oregon             100,000            Owned       (Closed)

          DAN'S PRIZE, INC.
          Long Prairie,                  78,999            Owned
          Minnesota-Plant

          JENNIE-O FOODS, INC.
          Willmar, Minnesota
          Airport Plant location        282,000            Owned
          Willmar, Minnesota
          Benson Ave. Plant              79,000            Owned
          Melrose, Minnesota-Plant      119,000            Owned
          Turkey farms - acres            9,032            Owned
          Henning, Minnesota              5,200            Owned
          Feed Mill
          Atwater, Minnesota             14,000            Owned
          Feed Mill
          Montevideo, Minnesota-Plant    80,000            Owned
          Pelican Rapids, Minnesota     185,000            Owned
          West Central Turkeys Plant
          Marshall, Minnesota
          Heartland Foods, Minn         140,000            Owned

          VISTA INTERNATIONAL
          PACKAGING, INC.
          Kenosha, Wisconsin Plant       61,000            Owned

          ALGONA FOOD EQUIPMENT
          COMPANY (AFECO)
          Algona, Iowa Plant             45,000            Owned



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


                                     PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

          The high and low closing price of the Companyis Common Stock and the dividends per share declared for each fiscal quarter of 1997 and 1996, respectively, are shown below:

                   1997                      HIGH              LOW              DIVIDEND
               -------------------           ---------         --------         --------
               First Quarter                 27-7/8            23-1/2              $.155
               Second Quarter                27                23-7/8              $.155
               Third Quarter                 28-7/16           23-7/8              $.155
               Fourth Quarter                32-1/2            28-1/16             $.155

                   1996                      HIGH              LOW              DIVIDEND
               -------------------           ---------         --------         --------
               First Quarter                 25-1/2            22-7/8               $.15
               Second Quarter                27-3/4            24                   $.15
               Third Quarter                 27                22-7/8               $.15
               Fourth Quarter                24-1/4            20-1/2               $.15

          Information about dividends,principal market of trade and and number of stockholders on pages 32 of the Annual Stockholders' Report for the year ended October 25, 1997, is incorporated herein by reference. The Company's Common Stock has been listed on the New York Stock Exchange since January 16, 1990.

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

HORMEL FOODS CORPORATION

By
/s/ Joel W. Johnson                            January 23, 1998
   ---------------------------------------------------------------
   Joel W. Johnson, Chairman of the Board          Date
   President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ Joel W. Johnson                      1/23/98     Chairman of the Board, President,
    ---------------------------------------------    Chief Executive Officer and Director
    Joel W. Johnson                       Date       (Principal Executive Officer)


                                                     Executive Vice President
                                                     and Chief Financial Officer
/s/ Don J. Hodapp                        1/23/98     and Director
    ---------------------------------------------    (Principal Financial and
    Don J. Hodapp                         Date       Accounting Officer)

/s/ Gary J. Ray                          1/23/98
    ---------------------------------------------    Executive Vice President
    Gary J. Ray                           Date       and Director


/s/ Eric A. Brown                        1/23/98     Group Vice President
    ---------------------------------------------    Prepared Foods Group
    Eric A. Brown                         Date       and Director

/s/ James W. Cole                        1/23/98
    ---------------------------------------------    Group Vice President
    James W. Cole                         Date       Foodservice Group and Director



/s/ David N. Dickson                     1/23/98     Group Vice President
    ---------------------------------------------    International and
    David N. Dickson                      Date       Corporate Development and Director

/s/ Stanley E. Kerber                    1/23/98
    ---------------------------------------------    Group Vice President Meat
    Stanley E. Kerber                     Date       Products Group and Director



/s/ John W. Allen                        1/23/98     Director
    ---------------------------------------------
    John W. Allen                         Date

/s/ John R. Block                        1/23/98     Director
    ---------------------------------------------
    John R. Block                         Date

/s/ William S. Davila                    1/23/98     Director
    ---------------------------------------------
    William S. Davila                      Date

/s/ E. Peter Gillette Jr                 1/23/98     Director
    ---------------------------------------------
    E. Peter Gillette Jr                  Date

/s/ Luella G. Goldberg                   1/23/98     Director
    ---------------------------------------------
    Luella G. Goldberg                    Date

/s/ Geraldine M. Joseph                   1/23/98    Director
    ---------------------------------------------
    Geraldine M. Joseph                   Date

/s/ Joseph T. Mallof                      1/23/98    Director
    ---------------------------------------------
    Joseph T. Mallof                       Date

/s/ Dr. Robert R. Waller                  1/23/98    Director
    ---------------------------------------------
    Dr. Robert R. Waller                  Date


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

SCHEDULE II   VALUATION AND QUALIFYING ACCOUNTS AND RESERVES ..............  F-3


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

                                       F-3

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                            HORMEL FOODS CORPORATION
                             (DOLLARS IN THOUSANDS)

------------------------------------------------------------------------------------------------------------------------------------
                      COL. A                          COL. B                  COL. C                     COL. D           COL. E
                                                                            ADDITIONS
------------------------------------------------------------------------------------------------------------------------------------
                                                                       (1)               (2)
                                                    BALANCE AT      CHARGED TO        CHARGED TO                        BALANCE AT
                                                    BEGINNING       COSTS AND      OTHER ACCOUNTS-     DEDUCTIONS-        END OF
                  CLASSIFICATION                    OF PERIOD        EXPENSES         DESCRIBE         DESCRIBE          PERIOD
====================================================================================================================================

VALUATION RESERVE DEDUCTION
FROM ASSETS ACCOUNT:
   FISCAL YEAR ENDED
     OCTOBER 25, 1997
       Allowance for
       doubtful accounts
       receivable ............................        $ 1,413        $   757        $  (140)(3)        $   822(1)        $ 1,273
                                                                                                                             (65)(2)

   FISCAL YEAR ENDED
     OCTOBER 26, 1996
       Allowance for
       doubtful accounts
       receivable ............................        $ 1,413        $   453        $     0            $   542(1)        $ 1,413
                                                                                                                             (89)(2)

   FISCAL YEAR ENDED
     OCTOBER 28, 1995
       Allowance for
       doubtful accounts
       receivable ............................        $ 1,413        $   971        $     0            $ 1,189(1)        $ 1,413
                                                                                                                            (218)(2)



----------

NOTE (1) - Uncollectible accounts written off.

NOTE (2) - Recoveries on accounts previously written off.

NOTE (3) - Reserve on records of Farm Fresh Catfish Company before the sale occurred during Fiscal 1997.

                                LIST OF EXHIBITS

                            HORMEL FOODS CORPORATION





NUMBER                 DESCRIPTION OF DOCUMENT
------                 -----------------------

**(3) A-1              Certification of Incorporation as amended to date.

**(3) B-1              By-laws as amended to date.

  (4) Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.

  (9)                  None.

  (10)                 None.

  (11)                 Statement Regarding Computation of Per Share Earnings.

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


----------

** These Exhibits transmitted via EDGAR.