Form 10-Q
period 1998-04-25
HORMEL FOODS CORP /DE/
filed 1998-06-09
CIK 48465

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                             Washington, D.C. 20549

                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended April 25, 1998                            Commission File
                                  Number 1-2402

                            HORMEL FOODS CORPORATION
                            ------------------------

Incorporated Under the Laws
of the State of Delaware                                    Fein #41-0319970

                                 1 Hormel Place
                          Austin, Minnesota 55912-3680

                           Telephone - (507) 437-5737




                                      None
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                  YES   [XXX]                           NO   [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                  Class                       Outstanding at April 25, 1998
--------------------------------------------------------------------------------
Common Stock            - $.1172 par value            74,772,393
Common Stock Non-Voting - $.01 par value                 - 0 -



Pages:This report contains ten pages numbered sequentially from this cover page.

STATEMENTS OF FINANCIAL POSITION                                    Form 10-Q



HORMEL FOODS CORPORATION
(In Thousands of Dollars)

                                                   April 25,     October 25,
                                                     1998           1997
                                                 ------------    -----------
                                                  (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents .................    $    170,000    $   146,853
  Short-term marketable securities--
    at cost which approximates market .......          56,593          5,533
  Accounts receivable .......................         190,617        233,966
  Inventories ...............................         242,264        265,346
  Deferred income taxes .....................          12,486         12,204
  Prepaid expenses ..........................          12,195          7,450

                         TOTAL CURRENT ASSETS         684,155        671,352


DEFERRED INCOME TAXES .......................          68,445         68,629

INTANGIBLES .................................         127,849        131,710

INVESTMENTS IN AFFILIATES ...................         117,147        113,372

OTHER ASSETS ................................          61,560         54,734

PROPERTY, PLANT AND EQUIPMENT
  Land ......................................          11,956         11,467
  Buildings .................................         241,604        242,124
  Equipment .................................         595,529        594,159
  Construction in progress ..................          54,399         72,179
                                                  -----------    -----------
                                                      903,488        919,929
  Less allowance for depreciation ...........        (431,392)      (431,191)
                                                  -----------    -----------
                                                      472,096        488,738

                                                  -----------    -----------

                                                  $ 1,531,252    $ 1,528,535
                                                  ===========    ===========



See notes to financial statements

STATEMENTS OF FINANCIAL POSITION                                   Form 10-Q

HORMEL FOODS CORPORATION
(In Thousands of Dollars)
                                                   April 25,     October 25,
                                                     1998           1997
                                                  ----------     -----------
                                                  (Unaudited)

LIABILITIES AND SHAREHOLDERS' INVESTMENT

  CURRENT LIABILITIES
  Accounts payable ...........................     $  111,294     $  120,385
  Accrued expenses ...........................         27,567         34,564
  Accrued marketing ..........................         20,767         21,543
  Employee compensation ......................         43,595         46,275
  Taxes, other than federal income taxes .....         17,999         16,524
  Dividends payable ..........................         12,494         11,980
  Federal income tax .........................              0          4,712

  Current maturities of long-term debt .......          5,668          4,595
                                                   ----------     ----------

TOTAL CURRENT LIABILITIES ....................        239,384        260,578


LONG-TERM DEBT--less current maturities ......        207,482        198,232

ACCUMULATED POSTRETIREMENT BENEFIT
OBLIGATION ...................................        244,690        243,343

OTHER LONG-TERM LIABILITIES ..................         23,974         24,180

SHAREHOLDERS' INVESTMENT
  Preferred Stock, par value $.01 a share-- authorized 40,000,000 shares;
    issued--none
  Common Stock, non-voting, par value $.01 a share--authorized 40,000,000 shares;
    issued--none

  Common Stock, par value $.1172 a share--
    authorized 200,000,000 shares;
    issued 74,772,393 shares April 25, 1998
    issued 75,776,510 shares Oct. 25, 1997              8,763          8,881
  Earnings reinvested in business ............        806,959        793,321
                                                   ----------     ----------
                                                      815,722        802,202
                                                   ----------     ----------

                                                   $1,531,252     $1,528,535
                                                   ==========     ==========

See notes to financial statements

STATEMENTS OF EARNINGS                                             Form 10-Q
(Unaudited)

HORMEL FOODS CORPORATION
(In Thousands, Except Per Share Amounts)

                                    Three Months Ended             Six Months Ended
                                 April 25,      April 26,      April 25,      April 26,
                                   1998           1997           1998           1997
                                ----------    -----------     -----------   -----------

Sales, less returns and
  allowances ...............    $  778,325    $   798,455    $ 1,593,239    $ 1,608,764

Cost of products sold ......       577,809        608,841      1,183,005      1,235,641
                               -----------    -----------    -----------    -----------

                GROSS PROFIT       200,516        189,614        410,234        373,123

Expenses:
  Selling and delivery .....        76,191         77,972        153,346        153,807

  Marketing ................        66,050         52,129        133,113        108,666

  Administrative and general        20,371         18,207         39,714         36,212

  Gain on plant sale .......             0              0        (28,379)             0
                               -----------    -----------    -----------    -----------

            OPERATING INCOME        37,904         41,306        112,440         74,438

Other income and expenses:
  Other income--net ........         4,532          2,356          7,285          5,330

  Equity in earnings of
    affiliates .............         1,367            518          2,567            518

  Interest expense .........        (3,371)        (3,342)        (6,553)        (6,400)
                               -----------    -----------    -----------    -----------
EARNINGS BEFORE INCOME
TAXES ......................        40,432         40,838        115,739         73,886

Provision for income taxes .        14,136         15,150         42,594         27,216
                               -----------    -----------    -----------    -----------

                NET EARNINGS   $    26,296    $    25,688    $    73,145    $    46,670
                               ===========    ===========    ===========    ===========
Earnings per share:

NET EARNINGS PER SHARE
(DILUTED) ..................   $      0.34    $      0.33    $      0.95    $      0.60
                               ===========    ===========    ===========    ===========
NET EARNINGS PER SHARE
(BASIC) ....................   $      0.35    $      0.33    $      0.97    $      0.61
                               ===========    ===========    ===========    ===========

See notes to financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS                              Form 10-Q

HORMEL FOODS CORPORATION
(In Thousands of Dollars)
                                                6 Months Ended   6 Months Ended
                                                April 25, 1998   April 26, 1997
                                                --------------   --------------
OPERATING ACTIVITIES

  Net earnings .................................   $  73,145       $  46,670
  Adjustments to reconcile to net cash
    provided by operating activities:
      Depreciation .............................      24,725          21,261
      Amortization of intangibles ..............       3,562           3,959
      Equity in earnings of affiliates .........      (2,567)              0
      Provision for deferred income taxes ......         (98)          1,030
      (Gain) loss on property/equipment sales ..         230            (446)
      (Gain) on Plant sale .....................     (17,592)              0
  Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable      43,349          32,801
      (Increase) decrease in inventories
       and prepaid expenses ....................      18,337          (3,948)
      Increase (decrease) in accounts payable
       and accrued expenses ....................     (21,640)        (58,185)
                                                   ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES ......     121,451          43,142

INVESTING ACTIVITIES
   Sale of held-to-maturity securities .........       7,680          26,300
   Purchase of held-to-maturity securities .....     (58,740)        (45,100)
   Acquisitions of businesses ..................           0         (18,065)
   Purchases of property/equipment .............     (29,785)        (52,022)
   Proceeds from sales of property/equipment ...      39,063           3,807
   (Increase) in investments and other assets ..      (7,735)        (53,443)
                                                   ---------       ---------
   Dividends from affiliate ....................           0               0
                                                   ---------       ---------
NET CASH USED IN INVESTING ACTIVITIES ..........     (49,517)       (138,523)

FINANCING  ACTIVITIES
   Proceeds from long-term borrowings ..........      15,038          64,337
   Principal payments on long-term debt ........      (4,715)         (1,668)
   Dividends paid on Common Stock ..............     (23,884)        (23,612)
   Stock Repurchase ............................     (36,703)        (26,759)
   Other .......................................       1,477             152
                                                   ---------       ---------
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES ...........................     (48,787)         12,450
                                                   ---------       ---------
(DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS ...............................      23,147         (82,931)

Cash and cash equivalents at beginning of year .     146,853         188,473
                                                   ---------       ---------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR ...............................   $ 170,000       $ 105,542
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

NOTE B

The results of operations for the three and six month periods ended April 25, 1998 and April 26, 1997 are not necessarily indicative of the results to be expected for the full year.

                                                                       FORM 10-Q

MANAGEMENTS' DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands)

HORMEL FOODS CORPORATION

RESULTS OF OPERATIONS

Net earnings in the second quarter increased 2.4 percent to $26,296 from $25,688 during the same quarter of 1997. Sales for the quarter decreased 2.5 percent to $778,325 from $798,455 last year. Sales tonnage for the period increased 7.8 percent compared to the same quarter of 1997.

Lower selling prices in the marketplace due to reduced price levels for pork raw materials contributed to the decline in dollar sales as tonnage volume increased. While live prices paid for hogs continued at levels less than the second quarter of 1997, procurement agreements with producers limited the reduction in live hog costs that would normally have been expected. In the long-term, however, contract buying should reduce the volatility in the supply and price of hogs experienced historically. Depressed turkey selling prices and margins also had a negative influence on the Company's second quarter performance.

Earnings for the first six-months of fiscal 1998 were $73,145 compared to $46,670 in 1997. The 1998 results include a gain, net of taxes, of $17,402 on the sale of the Davenport, Iowa gelatin plant to Goodman Fielder, LTD., of Sydney, Australia. Excluding the one-time gain from the Davenport sale, sales and earnings for the first half were $1,593,239 and $55,743, respectively, compared to $1,608,764 and $46,670 for the same period last year. Tonnage volume for the first half increased 6.8 percent over 1997 to 1,377,390 pounds.

Gross margins for the quarter and first six months as a percentage of sales were
25.8 percent compared to 23.8 and 23.2 percent for the corresponding periods of 1997. The effect of lower price levels for finished goods was more than offset by increased tonnage volume with a significant portion of the volume increase being higher margin manufactured items.

Marketing expenses for the quarter and first half were $66,050 and $133,113, respectively, compared to $52,129 and $108,666 for 1997. The Company continues to emphasize its well-established products as well as its newer ethnic product lines in promotional programs targeted to increase sales of processed items which have higher margins than the commodity fresh pork and turkey product lines. Selling and delivery expenses for the quarter and six months as a percentage of sales were unchanged from 1997 at 9.8 percent and 9.6 percent respectively. Administrative and general expenses increased to 2.6 percent for the quarter and 2.5 percent for the six months compared to 2.3 percent for the same periods in 1997.

The Company's core Hormel business continues to be the major contributor to earnings with the Prepared Foods, Meat Products, and Foodservice Groups all experiencing gains in sales of branded product lines.

                                                                       FORM 10-Q


MANAGEMENTS' DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands)

HORMEL FOODS CORPORATION

RESULTS OF OPERATIONS

Asian Pacific export sales were up 10 percent for the quarter compared to last year. Despite the difficult exchange rate issues, sales increases were achieved in Japan, Philippines and Australia. Stagg (R) Chili which has exceeded expectations in Canada will be introduced into the UK, Spain and Germany later in the year. Joint ventures in Shanghai and Beijing continue to expand their product offerings and distribution.

Although Jennie-O experienced significant increases in both tonnage volume and dollar sales for the second quarter, margins continued to be difficult for the Company's turkey operations. Introduction of several new products later in the year along with continued moderation of feed grain costs should improve Jennie-O's performance.

The effective tax rate for the quarter and first half was 35.0 and 36.8 percent compared to 37.1 and 36.8 for the same periods last year. The reduction during the quarter was primarily due to an increase in foreign dividend income taxed at a lower rate.


FINANCIAL CONDITION

                                                                                               FORM 10-Q
Ratio  comparisons  presented  below as of the end of the second quarter reflect the continued strong financial condition of the Company.

                                                End of Quarter
                                         2nd Quarter     2nd Quarter
                                            1998            1997
                                        ------------     -----------

Liquidity Ratios
  Current ratio                            2.9             3.1
  Receivables turnover                    15.0            15.0
  Days sales in receivables               21.8 days       22.5 days
  Inventory turnover                       9.3             9.1
  Days sales in inventory                 37.4 days       40.7 days

Leverage Ratio
  Long-term debt to equity               26.13%           24.6%

Operating Ratios

  Pre-tax profit to net worth             18.1%           18.9%
  Pre-tax profit to total assets           9.6%           10.3%

Changes during the first six months in current asset and liability balances followed normal seasonal patterns. Inventory levels are considered adequate for the traditional promotional activities that occur during the third and fourth quarters.

                                                                       FORM 10-Q


MANAGEMENTS' DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands)

HORMEL FOODS CORPORATION

FINANCIAL CONDITION

During the first half, the Company invested $29,785 in new plant and equipment. Investment in plant and equipment continues to emphasize productivity gains and efficient product flow while improving ergonomics and safety conditions for employees at existing locations. The Company completed a new manufacturing plant and distribution center in Osceola, Iowa in 1997 which accounts for the increased investment level last year.

During the second quarter additional investment was made in computer hardware and software for ongoing initiatives to improve data processing services in the accounting and distribution areas. As mentioned previously, the Company sold the Davenport gelatin plant late in the first quarter.

The Company continues to keep excess funds invested short-term as it examines business opportunities that meet its long-term operating goals.

Long-term debt primarily consists of small issue Industrial Revenue Bonds of varying maturities, debt used for investment in the Federal Affordable Housing Program, $110,000 in Senior Notes and $64,400 of long-term notes denominated in Spanish Pesetas used to purchase the equity interest in Campofrio. The leverage ratio indicates significant borrowing capacity remains to take advantage of any business opportunities that may arise through acquisition or internal expansion.

During the first six months of Fiscal 1998, 1,079,908 shares of Hormel Common Stock were purchased under the share repurchase program at an average price per share of $33.99.

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


                            HORMEL FOODS CORPORATION



Date:-------------------------           By:-------------------------
                                             D. J. HODAPP

                                             Executive Vice President
                                             & Chief Financial Officer




Date:-------------------------           By:-------------------------
                                             J. M. ETTINGER
                                             Treasurer