Form 10-Q
period 1998-07-25
HORMEL FOODS CORP /DE/
filed 1998-09-08
CIK 48465

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                             Washington, D.C. 20549


                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended July 25, 1998                            Commission File
                                                             Number 1-2402

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



                  YES   [XXX]                           NO   [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                  Class                       Outstanding at April 25, 1998
--------------------------------------------------------------------------------
Common Stock            - $.1172 par value            73,614,546
Common Stock Non-Voting - $.01 par value                 - 0 -



Pages:This report contains ten pages numbered sequentially from this cover page.

STATEMENTS OF FINANCIAL POSITION                                    Form 10-Q


HORMEL FOODS CORPORATION
(In Thousands of Dollars)




                                                   July 25,     October 25,
                                                     1998           1997
                                                 ------------    -----------
                                                 (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents .................    $    141,712    $   146,853
  Short-term marketable securities--
    at cost which approximates market .......          34,524          5,533
  Accounts receivable .......................         208,663        233,966
  Inventories ...............................         258,726        265,346
  Deferred income taxes .....................          12,627         12,204
  Prepaid expenses ..........................           6,250          7,450
                                                  -----------    -----------
                         TOTAL CURRENT ASSETS         662,502        671,352


DEFERRED INCOME TAXES .......................          68,353         68,629

INTANGIBLES .................................         125,917        131,710

INVESTMENTS IN AFFILIATES ...................         116,183        113,372

OTHER ASSETS ................................          64,562         54,734

PROPERTY, PLANT AND EQUIPMENT
  Land ......................................          11,926         11,467
  Buildings .................................         250,596        242,124
  Equipment .................................         603,807        594,159
  Construction in progress ..................          44,975         72,179
                                                  -----------    -----------
                                                      911,304        919,929
  Less allowance for depreciation ...........        (440,523)      (431,191)
                                                  -----------    -----------
                                                      470,781        488,738

                                                  -----------    -----------

                                                  $ 1,508,298    $ 1,528,535
                                                  ===========    ===========





See notes to financial statements

STATEMENTS OF FINANCIAL POSITION                                   Form 10-Q

HORMEL FOODS CORPORATION
(In Thousands of Dollars)


                                                   July 25,     October 25,
                                                     1998           1997
                                                  ----------     -----------
                                                  (Unaudited)

LIABILITIES AND SHAREHOLDERS' INVESTMENT

  CURRENT LIABILITIES
  Accounts payable ...........................     $  106,574     $  120,385
  Accrued expenses ...........................         32,763         34,564
  Accrued marketing ..........................         23,058         21,543
  Employee compensation ......................         49,486         46,275
  Taxes, other than federal income taxes .....         16,051         16,524
  Dividends payable ..........................         11,977         11,980
  Federal income taxes........................           ---           4,712
  Current maturities of long-term debt .......          2,828          4,595
                                                   ----------     ----------
TOTAL CURRENT LIABILITIES ....................        242,737        260,578


LONG-TERM DEBT--less current maturities ......        210,133        198,232

ACCUMULATED POSTRETIREMENT BENEFIT
OBLIGATION ...................................        247,376        243,343

OTHER LONG-TERM LIABILITIES ..................         22,634         24,180

SHAREHOLDERS' INVESTMENT
  Preferred Stock, par value $.01 a share-- authorized 40,000,000 shares;
    issued--none
  Common Stock, non-voting, par value $.01 a share--authorized 40,000,000 shares;
    issued--none

  Common Stock, par value $.1172 a share-- authorized 200,000,000 shares; issued
    73,614,546 shares July 25, 1998
    issued 75,776,510 shares Oct. 25, 1997              8,628          8,881
  Earnings reinvested in business ............        776,790        793,321
                                                   ----------     ----------
                                                      785,418        802,202
                                                   ----------     ----------

                                                   $1,508,298     $1,528,535
                                                   ==========     ==========


See notes to financial statements

STATEMENTS OF EARNINGS                                             Form 10-Q
(Unaudited)

HORMEL FOODS CORPORATION
(In Thousands, Except Per Share Amounts)

                                   Three Months Ended            Nine Months Ended
                                  July 25,      July 26,      July 25,      July 26,
                                    1998          1997          1998          1997
                                ----------    -----------     -----------   -----------

Sales, less returns and
  allowances ...............    $  755,769    $   779,679    $ 2,349,008    $ 2,388,443

Cost of products sold ......       561,144        609,527      1,744 149      1,845,168
                               -----------    -----------    -----------    -----------

                GROSS PROFIT       194,625        170,152        604,859        543,275

Expenses:
  Selling and delivery .....        72,676         69,277        226,022        223,084

  Marketing ................        66,481         57,908        199,594        166,574

  Administrative and general        21,804         14,832         61,518         51,044

  Gain on plant sale .......           ---            ---        (28,379)           ---
                               -----------    -----------    -----------    -----------

            OPERATING INCOME        33,664         28,135        146,104        102,573

Other income and expenses:
  Other income--net ........         3,499          2,039         10,784          7,369

  Equity in earnings of
    affiliates .............           615          1,431          3,182          1,949

  Interest expense .........        (3,919)        (3,415)       (10,472)        (9,815)
                               -----------    -----------    -----------     -----------
EARNINGS BEFORE INCOME
TAXES ......................        33,859         28,190        149,598        102,076

Provision for income taxes .        12,865         10,037         55,459         37,253
                               -----------    -----------    -----------     -----------

                NET EARNINGS   $    20,994    $    18,153    $    94,139    $    64,823
                               ===========    ===========    ===========    ===========

Earnings per share:

NET EARNINGS PER SHARE
(DILUTED) ..................   $      0.28    $      0.24    $      1.23    $      0.84
                               ===========    ===========    ===========    ===========
NET EARNINGS PER SHARE
(BASIC) ....................   $      0.28    $      0.24    $      1.25    $      0.84
                               ===========    ===========    ===========    ===========

See notes to financial statements

                                                                       Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS

HORMEL FOODS CORPORATION
(In Thousands of Dollars)
                                                       Nine Months  Ended
                                                 July 25, 1998    July 26, 1997
                                                --------------   --------------
OPERATING ACTIVITIES

 Net earnings .................................   $  94,139       $  64,823
  Adjustments to reconcile to net cash
    provided by operating activities:
      Depreciation .............................      37,896          32,611
      Amortization of intangibles ..............       5,344           5,624
      Equity in earnings of affiliates .........      (3,182)            ---
      Provision for deferred income taxes ......        (147)          1,545
      Loss on property/equipment sales .........       1,974              56
      Gain on plant sale .......................     (17,592)            ---
  Changes in operating assets and liabilities:
      Decrease in accounts receivable...........      25,303          23,227
      Decrease in inventories
       and prepaid expenses ....................       7,820           2,710
      Decrease in accounts payable
       and accrued expenses ....................     (13,584)        (32,979)
                                                   ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES ......     137,971          97,617

INVESTING ACTIVITIES
   Sale of held-to-maturity securities .........      54,065          41,241
   Purchase of held-to-maturity securities .....     (83,056)        (53,081)
   Acquisitions of businesses ..................         ---            (140)
   Purchases of property/equipment .............     (43,788)        (87,232)
   Proceeds from sales of property/equipment ...      39,467           3,459
   Increase in investments and other assets ....     (10,678)        (73,843)
   Dividends from affiliate ....................       1,670             ---
                                                   ---------       ---------
NET CASH USED IN INVESTING ACTIVITIES ..........     (42,320)       (169,596)

FINANCING  ACTIVITIES
   Proceeds from long-term borrowings ..........      18,694          69,318
   Principal payments on long-term debt ........      (8,560)         (2,540)
   Dividends paid on Common Stock ..............     (35,896)        (35,514)
   Stock Repurchase ............................     (76,518)        (40,350)
   Other .......................................       1,488             201
                                                   ---------       ---------
NET CASH PROVIDED USED IN
FINANCING ACTIVITIES ...........................    (100,792)         (8,885)
                                                   ---------       ---------
DECREASE IN CASH AND
CASH EQUIVALENTS ...............................      (5,141)        (80,864)

Cash and cash equivalents at beginning of year .     146,853         188,473
                                                   ---------       ---------
CASH AND CASH EQUIVALENTS
  AT END OF QUARTER.............................   $ 141,712       $ 107,609
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

NOTE B

The results of operations for the three and nine month periods ended July 25, 1998, and July 26, 1997 are not necessarily indicative of the results to be expected for the full year.

                                                                  Form 10-Q

MANAGEMENTS' DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands)

HORMEL FOODS CORPORATION

RESULTS OF OPERATIONS

Net earnings in the third quarter increased 15.7 percent to $20,994 from $18,153 during the same quarter of 1997. Sales for the quarter decreased 3.1 percent to $755,769 from $779,679 last year. Sales tonnage for the period increased 8.6 percent compared to the same period of 1997.

Reduced selling prices for fresh pork and turkey products contributed to the decline in dollar sales despite the increased tonnage volume. While live spot market prices paid for hogs continued at levels substantially less than the third quarter of 1997, procurement contracts limited the overall reduction in live hog costs. Contract buying is already reducing the historical volatility in the supply and price of hogs. While Jennie-O's turkey tonnage increased over 20 percent for the quarter, large freezer inventories and low commodity prices continued to have a negative influence on the Company's third quarter performance.

Earnings for the first three quarters of fiscal 1998 were $94,139 compared to $64,823 in 1997. The 1998 results include a gain, net of taxes, of $17,402 on the sale of the Davenport, Iowa gelatin plant to Goodman Fielder, LTD., of Sydney, Australia. Excluding the one-time gain from the Davenport sale, sales and earnings for the first nine months were $2,349,008 and $76,737 respectively, compared to $2,388,443 and $64,823 for the same period last year. Tonnage volume for the three quarters increased 7.4 percent over 1997 to 2,026,547 pounds.

Gross margins for the quarter and first nine months as a percentage of sales were 25.8 percent compared to 21.8 and 22.8 percent for the corresponding periods of 1997. The effect of lower price levels for finished goods was more than offset by increased tonnage volume with a significant portion of the volume increase being higher margin manufactured items.

Marketing expenses for the quarter and to-date were $66,481 and $199,594, respectively, compared to $57,908 and $166,574 for 1997. Company promotional programs continue to focus on increasing sales of higher margin processed items. Selling and delivery expenses for the quarter and nine months as a percentage of sales were 9.6 percent compared to 8.9 and 9.3 percent last year. Administrative and general expenses increased to 2.9 percent for the quarter and 2.6 percent to-date compared to 1.9 and 2.1 percent for the same periods in 1997 due to adjustments in 1997 to the accruals for selling Farm Fresh Catfish and reduced dollar sales in 1998.

The Company's  core Hormel  business  continues to be the major  contributor  to
earnings  with  Prepared  Foods,  Meat  Products  and  Foodservice   Groups  all
experiencing significant gains in sales of branded product lines.

Export sales were up 31.4 percent in the third quarter compared to last year. Significant tonnage increases were accomplished in both Japan and the Philippines. Results in Canada, Australia and the U.K. continue to exceed expectations. Joint ventures in Shanghai and Beijing continue to expand their product offerings and distribution.

                                                                  Form 10-Q

MANAGEMENTS' DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands)

HORMEL FOODS CORPORATION

RESULTS OF OPERATIONS


The effective tax rate for the quarter and three  quarters  to-date was 38.0 and
37.1 percent compared to 35.6 and 36.5 percent for the same periods last year. The increase is due primarily to a reduction in 1998 of non-U.S. taxed income of a foreign affiliate.


FINANCIAL CONDITION


Ratio comparisons presented below as of the end of the third quarter reflect the continued strong financial condition of the Company.

                                               End of Quarter
                                         3rd Quarter     3rd Quarter
                                            1998            1997
                                        ------------     -----------

Liquidity Ratios
  Current ratio                            2.7             2.8
  Receivables turnover                    14.2            14.5
  Days sales in receivables               24.3 days       23.8 days
  Inventory turnover                       8.9             9.1
  Days sales in inventory                 40.6 days       40.0 days

Leverage Ratio
  Long-term debt to equity                27.1%           25.4%

Operating Ratios

  Pre-tax profit to net worth             25.1%           17.5%
  Pre-tax profit to total assets          13.1%            9.4%

Changes during the first nine months in current asset and liability balances followed normal seasonal patterns. Inventory levels are considered adequate for traditional promotional activities that occur during the fourth quarter.

During the first three quarters, the Company invested $43,788 in new plant and equipment. Investment in plant and equipment emphasizes productivity gains and efficient product flow while improving ergonomics and safety conditions for employees. The Company completed a new manufacturing plant and distribution center in Osceola, Iowa in 1997 which accounts for the increased investment level last year. As mentioned previously, the Company sold the Davenport gelatin plant late in the first quarter.

                                                                  Form 10-Q


MANAGEMENTS'  DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands)

HORMEL FOODS CORPORATION

FINANCIAL CONDITION


Long-term debt primarily consists of small issue Industrial Revenue Bonds of varying maturities, debt used for investment in the Federal Affordable Housing Program, $110,000 in Senior Notes and $64,400 of long-term notes denominated in Spanish Pesetas used to purchase the equity interest in Campofrio. The leverage ratio indicates significant borrowing capacity remains to take advantage of any business opportunities that may arise through acquisitions or internal expansion.

During the first nine months of fiscal 1998, 2,251,600 shares of Hormel Common Stock were purchased under the share repurchase program at an average price per share of $33.98. This completes the five million share repurchase program announced in March of 1996.




























 .

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