Form 10-K
period 1998-10-31
HORMEL FOODS CORP /DE/
filed 1999-01-29
CIK 48465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the Fiscal Year Ended October 31, 1998,   Commission File No. 1-2402

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

                                      NONE
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ( )

    The aggregate market value of the voting stock held by non-affiliates of the Corporation at December 2, 1998, was $1,296,307,733 based on the closing price of $30.9375 per share. As of December 2, 1998, the number of shares outstanding of each of the Corporation's classes of common stock was as follows:

         Common Stock, $.1172 Par Value--73,426,446 shares
         Common Stock Non-Voting, $.01 Par Value--0 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Annual Stockholders' Report for the year ended October 31, 1998, are incorporated by reference into Part I and Part II Items 5-9, and included as a separate section in the electronic filing to the SEC.

    Portions of the proxy statement for the Annual Meeting of the Stockholders to be held January 26, 1999, are incorporated by reference into Part III, Items 10-13 and included as a separate section in the electronic filing to the SEC.

                                     PART I


      Item 1. BUSINESS


      (a)  General Development of Business
           -------------------------------

      Hormel Foods Corporation, a Delaware corporation, was founded by George A. Hormel in 1891 in Austin, Minnesota as George A. Hormel & Company. The Company started as a processor of meat and food products and continues in this line of business. The Company name was changed to Hormel Foods Corporation on January 31, 1995. The Company is primarily engaged in the production of a variety of meat and food products and the marketing of those products throughout the United States. Although pork remains the major raw material for Hormel products, the Company has emphasized for several years the manufacture and distribution of branded, consumer packaged items rather than the commodity fresh meat business. New product introductions the past few years have emphasized a variety of branded turkey products produced and sold under the Jennie-O label, the fast growing ethnic food market with Chi-Chi's line of Mexican foods, House of Tsang oriental sauces and food products, and Mediterranean food products under the Marrakesh Express and Peloponnese labels.

      In 1996, the Company purchased Stagg Foods, Inc., a leading West Coast producer of chili and stew products through an exchange of stock. Stagg Foods is operated as part of the main Hormel business.

      The Company's larger subsidiaries include Jennie-O Foods, Inc., Hormel Foods International Corporation and Vista International Packaging, Inc.

      Jennie-O, a Minnesota based turkey processor, markets its products nationwide through its own sales force and brokers, providing the Company with a significant presence in this important category of the industry.

      The Company markets its products internationally through Hormel Foods International Corporation. Hormel Foods International has been increasing its presence in the international marketplace through joint ventures and placement of personnel in strategic foreign locations. Significant joint ventures have been established in Mexico, China, and Australia. Investment of personnel and capital in foreign operations is expected to continue for the foreseeable future. Minority investments in food companies in Spain and the Philippines have resulted in an increased Hormel presence in those areas.

      Vista International Packaging, Inc., imports, customizes and distributes a variety of natural and artificial casings for the meat and food processing industry.

      During fiscal 1998, the Company sold its bulk gelatin/specialized protein plant and business in Davenport, Iowa, to Goodman Fielder Limited of Sydney, Australia.

           -----------------------------------------

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

      (b)  Industry Segment
           ----------------

      Hormel Foods Corporation is engaged in a single industry segment "Meat and Food Processing". The meat and food processing industry is very competitive with respect to price, marketing and customer service. In addition to meat processing firms, the Company competes with consumer packaged food manufacturers as well as seafood, poultry and vegetable protein processors.

      (c)  Description of Business
           -----------------------

      The principal products of the Company are meat and food products which are sold fresh, frozen, cured, smoked, cooked and canned.

      The percentage of total revenues contributed by classes of similar products for the last three fiscal years of the Company are as follows:

                                               Year Ended
                         October 31, 1998   October 25, 1997    October 26, 1996
                         ----------------   ----------------    ----------------
        Meat Products          50.8%              54.1%               52.6%
        Prepared Foods         28.4               26.5                28.1
        Poultry, Other         20.8               19.4                19.3
                               -----              ----                ----
                              100.0%             100.0%              100.0%
                              ======             ======              ======


      Meat Products includes fresh meats, sausages, hams, wieners and bacon. Prepared Foods products include canned luncheon meats, shelf stable microwaveable entrees, stews, chilies, hash, meat spreads and frozen processed products. Jennie-O turkey products are included in the Poultry, and Other category.

      There are numerous trademarks and patents which are important to the Com-pany's business. Some of the trademarks are registered and some are not. In recognition of the importance of these assets, the Company during 1998 created a subsidiary, Hormel Foods LLC, to create, own, maintain and protect trademarks and patents. Some of the more significant trademarks owned or licensed are: HORMEL, ALWAYS TENDER, AMERICAN CLASSICS, BLACK LABEL, CHI-CHI'S, CURE 81, CUREMASTER, DI LUSSO, DINTY MOORE, DUBUQUE, FAST `N EASY, HERB-OX, HOMELAND, HOUSE OF TSANG, JENNIE-O, KID'S KITCHEN, LAYOUT, LITTLE SIZZLERS, MARRAKESH EXPRESS, MARY KITCHEN, OLD SMOKEHOUSE, PATAK'S, PELOPONNESE, PILLOW PACK, QUICK MEAL, RANGE BRAND, ROSA GRANDE, SANDWICH MAKER, SPAM, STAGG, THICK & EASY, and WRANGLERS. The Company holds 14 foreign and 17 U. S. patents.

           ---------------------------------

      The Company for the past several years has been concentrating on processed, consumer branded products with year round demand to minimize the seasonal variation experienced with commodity type products. Pork continues to be the primary raw material for Company products. Although live pork producers are moving toward larger, more efficient year-round confinement operations, there is still a seasonal variation in the supply of fresh pork materials. The expanding line of processed items has reduced but not eliminated the sensitivity of Company results to raw material supply and price fluctuations.

      The Company has various lines of credit with a maximum available commitment of $27,200,000. On October 31, 1998, unused lines of credit were $16,700,000. A fee is paid for the availability of fixed credit lines. Long-term debt consists of unsecured notes for $110,000,000 maturing October 15, 2002, and October 15, 2006; and $59,222,000 of medium-term unsecured notes used to purchase a 21.4 percent equity interest in Campofrio Alimentacion, S.A. (Campofrio), Madrid, Spain. The notes denominated in Spanish Pesetas provide a hedge against currency fluctuations on the investment in Campofrio. Other long-term debt includes $5,700,000 in small issue Industrial Revenue Bonds of varying maturities; $8,528,000 of promissory notes through 2008 secured by limited partnership interests in the Federal Affordable Housing Program; $16,106,000 in medium-term notes with variable rates, principal and interest due annually through 2005 secured by various equipment in our China operations; and $10,551,000 in variable rate revolving credit debt.

      Financial resources and anticipated funds from operations are considered adequate to meet normal operating cash requirements in 1999.

      The Company has no customers the loss of which would have a significant effect on the Company's business. During fiscal year 1998, no customer accounted for more than 6.0% of sales. Backlog orders are not significant due to the perishable nature of a large portion of the products and orders are accepted and shipped on a current basis.

      The Company continues to develop and introduce new products each year. No new product in 1998 required a material investment of Company assets. Research and development expenditures for fiscal 1998, 1997 and 1996, respectively, were $9,037,000, $8,580,000, and $8,022,000. There are 29 professional employees engaged in full time research; 18 in the area of improving existing products and 11 in developing new products.

      As of October 31, 1998, the Company had over 11,200 active employees.

      Livestock slaughtered by the Company is purchased by Company buyers, commission dealers, sale barns, and terminal markets or under long-term supply contracts at locations principally in Minnesota, Iowa, Nebraska, Colorado and South Dakota. The level of pork production in the United States has an impact on Hormel's raw material cost as well as facility utilization. The live pork industry has been rapidly moving to very large, vertically integrated, year-round confinement operations.

           ---------------------------------

      During 1998, hog producers brought the largest supply of live hogs to market in history. This huge supply of hogs has produced near-record, low-market prices for live hogs on the spot cash market. A significant portion of the resulting positive effect of lower raw material prices on Company margins was offset by long-term supply agreements designed to buy hogs through purchasing contracts rather than the spot cash market. While the Company's cost for live hogs declined from 1997, it did not reach levels which would be expected from the spot cash market. Long-term supply contracts are used by the Company as a means of assuring a stable supply of raw materials while minimizing extreme fluctuation in costs over the long-term.

      During much of 1998, live market prices were below the floor levels guaranteed by our contracts. Contract costs have been fully reflected in the Company's reported financial results. As live hog prices rebound during the term of these contracts, the Company's cost for hogs will be less than the spot market to the extent that it exceeds contract prices.

      Products are sold under the Hormel label in all 50 states. Hormel products are sold by approximately 575 Company sales personnel operating in assigned territories coordinated from district sales offices located in most of the larger United States cities, and by approximately 450 brokers and distributors. Distribution of products to customers is by common carrier.

      The Company has plants in Austin, Minnesota; Fremont, Nebraska; and Rochelle, Illinois that slaughter livestock for processing. The slaughter facility at Austin is leased to Quality Pork Processors of Dallas, Texas under a custom slaughter arrangement.

      Facilities that produce manufactured items are located in Algona, Iowa; Austin, Minnesota; Beloit, Wisconsin; Aurora, Illinois; Osceola, Iowa; Fremont, Nebraska; Knoxville, Iowa; Oklahoma City, Oklahoma; Stockton, California; Tucker, Georgia; and Wichita, Kansas. Custom manufacturing for Hormel is performed by several companies including Owatonna Canning
      Company, Owatonna, Minnesota; Lakeside Packing Company, Plainview, Minnesota; and Pierre Foods of Claremont, North Carolina. Power Logistics, Inc., operates a distribution center for the Company at Osceola, Iowa.


      JENNIE-O FOODS
      --------------

      Jennie-O Foods, Inc., a Willmar, Minnesota, based turkey processor, has turkey raising, slaughter and processing operations at various locations within Minnesota. Jennie-O contracts with turkey growers to supplement the turkeys it raises to meet its raw material requirements for whole birds and processed turkey products.

           ---------------------------------


      HORMEL FOODS INTERNATIONAL
      --------------------------

      Hormel Foods International Corporation markets the Company's products in international areas including the Philippines, Japan and various European countries. The Company, through Hormel Foods International, has licensed companies to manufacture SPAM luncheon meat overseas on a royalty basis; principally, Tulip International in Denmark. Hormel Foods International owns Hormel FSC, Inc., a foreign sales corporation, which engages in export related activities.

      Hormel Foods International has offices in England and China to increase sales and marketing support in the international marketplace. During 1997, a minority investment was made in Campofrio Alimentacion, S.A.,Madrid, Spain. Joint ventures have been established in Mexico, China and Australia.


      VISTA INTERNATIONAL PACKAGING
      -----------------------------

      Vista International Packaging, Inc., is a food packaging company located in Kenosha, Wisconsin, which imports, customizes and distributes a variety of natural and artificial casings for the meat and food processing industry.

         (d)  Executive Officers of the Registrant
              ------------------------------------

                                                                            Year
                                                                           First
                                                                         Elected
      Name                      Office                         Age       Officer
      ----                      ------                         ---       -------

      Joel W. Johnson           Chairman of the Board,         55           1991
                                   President and Chief
                                   Executive Officer

      Don J. Hodapp             Executive Vice President,      60           1969
                                   and Chief Financial
                                   Officer

      Gary J. Ray               Executive Vice President       52           1988

      Eric A. Brown             Group Vice President,          52           1987
                                   Prepared Foods

      James W. Cole             Group Vice President,          64           1990
                                   Foodservice Group

      David N. Dickson          Group Vice President,          55           1989
                                   International and
                                   Corporate Development

      Stanley E. Kerber         Group Vice President,          60           1977
                                   Meat Products

      Michael J. McCoy          Vice President and             51           1994
                                   Controller

      Steven G. Binder          Vice President,                41           1998
                                   Foodservice

      Mahlon C. Schneider       Vice President and             59           1990
                                   General Counsel

      Richard A. Bross          Vice President,                47           1995
                                   Grocery Products

      Forrest D. Dryden         Vice President, Research       55           1987
                                   and Development

      Ronald W. Fielding        Vice President, Hormel         46           1997
                                   and President Hormel
                                   Foods International

      Jerry C. Figenskau        Vice President,                58           1994
                                   Specialty Products

       James A. Jorgenson       Vice President,                53           1990
                                   Human Resources

           ----------------------------------------------

                                                                            Year
                                                                           First
                                                                         Elected
      Name                      Office                         Age       Officer
      ----                      ------                         ---       -------

      Gary C. Paxton            Vice President,                53           1992
                                   Manufacturing

      Kenneth P. Regner         Vice President,                61           1989
                                   Engineering

      James N. Rieth            Vice President, Hormel         58           1981
                                   and President and
                                   Chief Executive Officer
                                   Jennie-O Foods

      Robert A. Slavik          Vice President,                53           1993
                                   Meat Products Sales

      Jeffrey M. Ettinger       Treasurer                      40           1998

      Thomas J. Leake           Corporate Secretary            53           1990


      No family relationship exists among the executive officers.

      All of the above executive officers have been employed by the Registrant in an officer capacity for more than the past five years except Mr. Richard A. Bross, Director of Grocery Products Marketing until January 3, 1994 when he was named General Manager of Grocery Products, on January 30, 1995 he was elected Vice President, Grocery Products; Mr. Michael J. McCoy Vice President, Treasurer of FDL Foods, Inc. until being employed by the Company on special assignment Treasury Division on October 3, 1994, on November 21, 1994 he was appointed Assistant Treasurer, on January 1, 1996 he was elected Treasurer, on January 27, 1997 he was elected Vice President, Treasurer, and on April 17, 1998 he was elected Vice President and Controller; Mr. Ronald W. Fielding, Regional Manager, Oscar Mayer Foods Corporation until being employed by the Company as Meat Products Regional Sales Manager-Southwest Region on January 24, 1994, on June 5, 1995 he was elected Vice President, Hormel Foods International Corporation, on January 1, 1996 he was elected President, Hormel Foods International, and on January 27, 1997 he was elected Vice President, Hormel and President, Hormel Foods International; Mr. Jeffrey M. Ettinger, Senior Attorney until April 10, 1995 when he was named Product Manager, Grocery Products, on November 24, 1997 he was appointed Assistant Treasurer, and on April 27, 1998 he was elected Treasurer; Mr. Steven G. Binder, Foodservice Regional Sales Manager until December 30, 1996 when he was named Director Foodservice Sales, and on November 2, 1998 he was elected Vice President Foodservice.

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

      Item 2.  PROPERTIES

                                       Approximate
                                       Floor Space
                                      (Square Feet)  Owned or    Expiration
             Location                  Unless Noted    Leased       Date
             --------                  ------------    ------       ----

        Hormel Foods Corporation
        ------------------------

          Slaughtering and Processing Plants

               Austin, Minnesota
                 Slaughter                 217,000      Owned    (Leased Out)
                 Processing              1,061,000      Owned

               Fremont, Nebraska           637,000      Owned

               Rochelle, Illinois          434,000      Owned
                 (Rochelle Foods, Inc.)

          Processing Plants

               Algona, Iowa                152,000      Owned
               Austin, Minnesota-Annex      83,000      Owned
               Beloit, Wisconsin           338,000      Owned
               Ft. Dodge, Iowa              17,000      Owned     (Leased out)
               Houston, Texas               93,000      Owned     (Closed)
               Knoxville, Iowa             130,000      Owned
               Oklahoma City, Oklahoma      57,000      Owned
               Osceola, Iowa-Plant         333,000      Owned
               Osceola, Iowa-Dist.Center   235,000      Owned
               Stockton, California        139,000      Owned
               Tucker, Georgia             259,000      Owned
               Wichita, Kansas              75,000      Owned
                 (Dold Foods, Inc.)
               Aurora, Illinois             71,000      Owned
                 (Creative Contract
                  Packaging Corp.)
               Aurora, Illinois             70,000      Owned
                 (Herb-Ox Plant)

          Research and Development Center

               Austin, Minnesota            57,000      Owned

          Corporate Offices

               Austin, Minnesota           119,000      Owned

          Stagg Foods, Inc.

               Hillsboro, Oregon           100,000      Owned     (Closed)

        Dan's Prize, Inc.
        -----------------

          Long Prairie, Minn.-Plant         77,840      Owned
          Browerville, Minn.-Plant          52,400      Owned

                                     Approximate
                                     Floor Space
                                    (Square Feet)    Owned or    Expiration
             Location                Unless Noted      Leased       Date
             --------                ------------      ------       ----

        Jennie-O Foods, Inc.
        --------------------

          Willmar, Minnesota-
             Airport Plant                 333,000      Owned

          Willmar, Minnesota-
             Benson Ave. Plant              79,000      Owned

          Melrose, Minnesota-Plant         119,000      Owned
             Turkey Farms - Acres            9,365      Owned

          Henning, Minnesota-
             Feed Mill                       5,200      Owned

          Atwater, Minnesota-
             Feed Mill                      14,000      Owned

          Montevideo, Minnesota             83,000      Owned

          Pelican Rapids, Minnesota-
             West Central Turkeys
              Plant                        185,000      Owned

          Marshall, Minnesota
             Heartland Foods Plant         142,000      Owned

        Vista International Packaging, Inc.
        -----------------------------------

             Kenosha, Wisconsin-Plant       60,940      Owned

        Algona Food Equipment Company (AFECO)
        -------------------------------------

             Algona, Iowa-Plant             45,000      Owned

      The Company  has  renovation projects  in  progress at Austin,  Minnesota;
      Fremont,   Nebraska;   Rochelle,   Illinois;  and   at   various  Jennie-O
      locations.

      The Company believes its operating facilities are well maintained and suitable for current production volumes and all volumes anticipated in the foreseeable future.


      Item 3. LEGAL PROCEEDINGS

      The Company knows of no pending material legal proceedings.


      Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to shareholders during the fourth quarter of the 1998 fiscal year.

                                     PART II


      Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      The high and low closing price of the Company's Common Stock and the dividends per share declared for each fiscal quarter of 1998 and 1997, respectively, are shown below:

               1998                    High        Low          Dividend
               ----                    ----        ---          --------
           First Quarter               32-15/16    28-5/8         $.16
           Second Quarter              38-7/8      32-11/16       $.16
           Third Quarter               36-15/16    32-1/16        $.16
           Fourth Quarter              34-1/2      26-3/16        $.16

               1997                    High        Low          Dividend
               ----                    ----        ---          --------
           First Quarter               27-7/8      23-1/2        $.155
           Second Quarter              27          23-7/8        $.155
           Third Quarter               28-7/16     23-7/8        $.155
           Fourth Quarter              32-1/2      28-1/16       $.155

      Additional information about dividends, principal market of trade and number of stockholders on page 33 of the Annual Stockholders' Report for the year ended October 31, 1998, is incorporated herein by reference. The Company's Common Stock has been listed on the New York Stock Exchange since January 16, 1990.


      Item 6.  SELECTED FINANCIAL DATA

      Selected Financial Data for the ten years ended October 31, 1998, on pages 18 and 19 of the Annual Stockholders' Report for the year ended October 31, 1998, is incorporated herein by reference.


      Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

      Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 31 and 32 of the Annual Stockholders' Report for the year ended October 31, 1998, is incorporated herein by reference.


      Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Information on the Company's exposure to market risk is included in the Management's Discussion and Analysis of Financial Condition and Results of Operations on page 32 of the Annual Stockholders' Report for the year ended October 31, 1998, incorporated herein by reference.


      Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Consolidated Financial Statements, including unaudited quarterly data, on pages 20 through 30 and the Report of Independent Auditors on page 30 of the Annual Stockholders' Report for the year ended October 31, 1998, is incorporated herein by reference.


      Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III


      Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information under "Election of Directors", contained on pages 3 through 5 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 26, 1999, is incorporated herein by reference.

      Information  concerning  Executive Officers  is set forth  in Item 1(d) of
      Part I pursuant to Instruction 3, Paragraph (b) of Item 401 of Regulation S-K.


      Item 11. EXECUTIVE COMPENSATION

      Information for the year ended October 31, 1998, under "Executive Compensation" on pages 8 through 13 and "Compensation of Directors" on page 5 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 26, 1999, is incorporated herein by reference.


      Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

      Ownership of securities of the Company by certain beneficial owners and management for the year ended October 31, 1998, as set forth on pages 6 and 7 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 26, 1999, is incorporated herein by reference.


      Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information under "Other Information Relating to Directors, Nominees, and Executive Officers" for the year ended October 31, 1998, as set forth on page 15 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 26, 1999, is incorporated herein by reference.

                                     PART IV


      Item 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
               AND REPORTS ON FORM 8-K

        (a) (1) and (2)--The  response to this  portion of  Item 14 is submitted as a separate  section of this report.

            (3)--List of  Exhibits--The  response to this portion of Item
                 14 is submitted as a separate section of this report.

        (b)  No Form 8-K'S were filed in the fourth quarter.

        (c) The response to this portion of Item 14 is submitted as a separate section of this report.

        (d) The response to this portion of Item 14 is submitted as a separate section of this report.

      SIGNATURES
      ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            HORMEL FOODS CORPORATION

      By /s/ Joel W. Johnson                   January 26, 1999
      ---------------------------------------------------------
                                                       Date
      Joel W. Johnson, Chairman of the Board,
      President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:





                                                   Chairman of the Board,
      /s/Joel W. Johnson                1/26/99    President, Chief Executive
      -----------------------------------------    Officer and Director
      Joel W. Johnson                    Date      (Principal Executive Officer)




                                                   Executive Vice President,
      /s/ Don J. Hodapp                 1/26/99    Chief Financial Officer
      -----------------------------------------    and Director
      Don J. Hodapp                      Date      (Principal Financial and
                                                   Accounting Officer)



      /s/ Gary J. Ray                   1/26/99
      -----------------------------------------    Executive Vice President
      Gary J. Ray                        Date      and Director




      /s/ Eric A. Brown                 1/26/99    Group Vice President
      -----------------------------------------    Prepared Foods Group
      Eric A. Brown                      Date      and Director




                                                   Group Vice President
      /s/ David N. Dickson              1/26/99    International and
      -----------------------------------------    Corporate Development
      David N. Dickson                   Date      and Director




      /s/ Stanley E. Kerber             1/26/99    Group Vice President
      -----------------------------------------    Meat Products Group
      Stanley E. Kerber                  Date      and Director

      /s/ John W. Allen                 1/26/99    Director
      -----------------------------------------
      John W. Allen                      Date





      /s/ John R. Block                 1/26/99    Director
      -----------------------------------------
      John R. Block                      Date




      /s/ William S. Davila             1/26/99    Director
      -----------------------------------------
      William S. Davila                  Date




      /s/ E. Peter Gillette Jr.         1/26/99    Director
      -----------------------------------------
      E. Peter Gillette Jr.              Date




      /s/ Luella G. Goldberg            1/26/99    Director
      -----------------------------------------
      Luella G. Goldberg                 Date




      /s/ Geraldine M. Joseph           1/26/99    Director
      -----------------------------------------
      Geraldine M. Joseph                Date




      /s/ Joseph T. Mallof              1/26/99    Director
      -----------------------------------------
      Joseph T. Mallof                   Date




      /s/ Dr. Robert R. Waller          1/26/99    Director
      -----------------------------------------
      Dr. Robert R. Waller               Date

                           ANNUAL REPORT ON FORM 10-K

              ITEM 14 (a) (1), (2), AND (3) AND ITEM 14 (c) AND (d)

                          LIST OF FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                          FINANCIAL STATEMENT SCHEDULE

                                LIST OF EXHIBITS

                           YEAR ENDED OCTOBER 31, 1998

                            HORMEL FOODS CORPORATION

                                Austin, Minnesota

         Item 14(a) (1), (2) and (3) and Item 14 (c) and (d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

         HORMEL FOODS CORPORATION

         October 31, 1998

         The following consolidated financial statements of Hormel Foods Corporation included in the Annual Report of the Registrant to its stockholders for the year ended October 31, 1998, are incorporated herein by reference in Item 8 of Part II of this report:

         Consolidated  Statements  of Financial  Position--October  31, 1998 and
              October 25, 1997.

         Consolidated  Statements of  Operations--Years  Ended October 31, 1998,
              October 25, 1997 and October 26, 1996.

         Consolidated  Statements of Changes in Shareholders'  Investment--Years
              Ended October 31, 1998, October 25, 1997 and October 26, 1996.

         Consolidated  Statements of Cash  Flows--Years  Ended October 31, 1998,
              October 25, 1997 and October 26, 1996.

         Notes to Financial Statements--October 31, 1998.

         Report of Independent Auditors

         The following consolidated financial statement schedule of Hormel Foods Corporation required pursuant to Item 14(d) is submitted herewith.

         Schedule II  --   Valuation and Qualifying Accounts and Reserves..F-3

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




                                                                  F-3

                                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                 HORMEL FINANCIAL SERVICES CORPORATION

                                                        (Dollars in Thousands)

------------------------------------------------------------------------------------------------------------------------------------
            COL. A                    COL. B                           COL. C                       COL D              COL.E
------------------------------------------------------------------------------------------------------------------------------------
                                                                       Additions
                                                           -----------------------------------
                                                           (1)                 (2)
                                      Balance at           Charged to          Charged to                               Balance at
                                      Beginning            Costs and           Other Accounts-       Deductions-        End of
Classification                        of Period            Expenses            Describe              Describe           Period
------------------------------------------------------------------------------------------------------------------------------------

Valuation reserve deduction
from assets account:

   Fiscal year ended
     October 31, 1998
       Allowance for
       doubtful accounts                                                                              $729 (1)
       receivable ..................   $1,273 ............   $691 ............   $-0- .............   $(38)(2) .......  $1,273


   Fiscal year ended
     October 25, 1997
       Allowance for
       doubtful accounts                                                                              $822 (1)
       receivable ..................   $1,413 ...........    $757 .............  $(140)(3) .......    $(65)(2) ......   $1,273


   Fiscal year ended
     October 26, 1996
       Allowance for
       doubtful accounts                                                                              $542 (1)
       receivable ..................   $1,413 ...........    $453 .............  $-0- ............    $(89)(2) ......   $1,413


------------------------------------------------------------------------------------------------------------------------------------

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

    *(3) B-1             By-laws as amended to date.

     (4) Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.

     (9)                 None.

    (10)                 None.

    (12)                 None.

  **(13) Pages 17 through 33 of the Annual Report to Stockholders for fiscal year ended October 31, 1998.

    (18)                 None.

    (19)                 None.

    (22)                 None.

  **(23)                 Consent of Independent Auditors.

    (24)                 None.

    (25)                 None.

  **(27)                 Financial Data Schedule.

  **(99) Proxy Statement for the Annual Meeting of Stockholders to be held January 26, 1999.


  * Document has previously been filed with the Securities and Exchange Commission and is incorporated herein by reference.

 **  These Exhibits transmitted via EDGAR.

The following pages numbered Page 17 through 33 reflect the page numbers from the Annual Report to Stockholders' which has been incorporated by reference into Form 10-K.

Beginning of Page 17 of the Annual Report to Stockholders'



                             OFFICERS AND DIRECTORS


Joel W. Johnson (4*,5,7*)               Ronald W. Fielding
Chairman of the Board                   Vice President
President                               President of Hormel Foods
Chief Executive Officer                 International
Director since June 1991
                                        James A. Jorgenson
Don J. Hodapp (4,6*)                    Vice President
Executive Vice President                Human Resources
Chief Financial Officer
Director since April 1986               Michael J. McCoy
                                        Vice President
Gary J. Ray (3*,4)                      Controller
Executive Vice President
Operations                              Gary C. Paxton
Director since November 1990            Vice President
                                        Manufacturing
Eric A. Brown (3,4)
Group Vice President                    James N. Rieth, Ph.D.
Prepared Foods                          Vice President
Director since January 1997             President and
                                        Chief Executive Officer
David N. Dickson (4,6)                  Jennie-O Foods
Group Vice President
International and                       Mahlon C. Schneider
Corporate Development                   Vice President
Director since November 1990            General Counsel

Stanley E. Kerber (3,4)                 Robert A. Slavik
Group Vice President                    Vice President Sales
Meat Products                           Meat Products
Director since November 1990
                                        Jeffrey M. Ettinger
Steven G. Binder                        Treasurer
Vice President
Foodservice                             Thomas J. Leake
                                        Secretary
Richard A. Bross
Vice President                          James W. Cavanaugh
Grocery Products                        Assistant Secretary

Forrest D. Dryden, Ph.D.                Kevin C. Jones
Vice President                          Assistant Secretary
Research and Development


John W. Allen, Ph.D. (1,7               Geraldine M. Joseph (1*,5)
East Lansing, MI                        Minneapolis, MN
Professor and Director                  Former U.S. Ambassador to The Netherlands
Food Industry Alliance                  Chair, Advisory Committee
Michigan State University               Hubert H. Humphrey Institute of Public Affairs
Director since October 1989             Director, Minnesota International Center
                                        Director August 1974-July 1978
John R. Block (1,5)                     Reelected April 1981
Falls Church, VA
Former U.S. Secretary of Agriculture    Joseph T. Mallof (2,7)
President                               Racine, WI
Food Distributors International         President
Director since October 1997             Americas and South Asia
                                        S.C. Johnson & Sons, Inc.
William S. Davila (1,2*)                Director since October 1997
Los Angeles, CA
President Emeritus                      Robert R. Waller, M.D. (5*,7)
The Vons Companies, Inc.                Rochester, MN
Director since January 1993             Professor of Ophthalmology
                                        Mayo Medical School
E. Peter Gillette, Jr. (2,6)            President Emeritus
Minneapolis, MN                         Mayo Foundation
Retired President                       Director since January 1993
Piper Trust Company
Director since July 1996
                                        (1) Audit Committee
Luella G. Goldberg (5,6)                (2) Compensation Committee
Minneapolis, MN                         (3) Contributions Committee
Trustee Emerita                         (4) Executive Committee
Wellesley College                       (5) Nominating Committee
Member Board of Overseers               (6) Employee Benefits Committee
University of Minnesota                 (7) Personnel Committee
Carlson School of Management             *  Denotes Chairperson
Director since September 1993


End of Page 17

Beginning of Pages 18/19

SELECTED FINANCIAL DATA


(In Thousands, Except Per Share Amounts)          1998*           1997            1996            1995
                                               ----------      ----------      ----------      ----------
OPERATIONS
Net Sales .................................    $3,261,045      $3,256,551      $3,098,685      $3,046,195
Net Earnings Before Cumulative
  Effect of Accounting Changes ............       139,291         109,492          79,408         120,436
  Percent of Sales ........................         4.27%           3.36%           2.56%           3.95%
Cumulative Effect of Accounting Changes
Net Earnings (Loss) .......................       139,291         109,492          79,408         120,436
Wage Costs ................................       498,973         435,789         398,824         373,901
Total Taxes (Excluding Payroll Tax) .......        89,816          73,115          56,992          84,329
Depreciation and Amortization .............        60,273          52,925          42,700          37,220

FINANCIAL POSITION

Working Capital ............................     $449,714        $410,774        $456,850        $441,452
Properties (Net) ...........................      486,907         488,738         421,486         333,084
Total Assets ...............................    1,555,892       1,528,535       1,436,138       1,223,860
Long-term Debt
  Less Current Maturities ..................      204,874         198,232         127,003          16,959
Shareholders' Investment ...................      813,315         802,202         785,551         732,047

PER SHARE OF COMMON STOCK

Net Earnings Before Cumulative Effect
  of Accounting Changes-- Basic ............        $1.86           $1.43           $1.04           $1.57
Net Earnings Before Cumulative Effect
  of Accounting Changes-- Diluted ..........         1.85            1.43            1.04            1.57
Cumulative Effect of Accounting Changes
Net Earnings (Loss)-- Basic ................         1.86            1.43            1.04            1.57
Net Earnings (Loss)-- Diluted ..............         1.85            1.43            1.04            1.57
Dividends ..................................         0.64            0.62            0.60            0.58
Shareholders' Investment ...................        11.07           10.59           10.13            9.54

*53 Weeks
**Adoption of SFAS No. 106 and No. 109




SELECTED FINANCIAL DATA


(In Thousands, Except Per Share Amounts)          1994            1993            1992*           1991
                                               ----------      ----------      ----------      ----------
OPERATIONS
Net Sales ..................................   $3,064,793      $2,853,997      $2,813,651      $2,836,222
Net Earnings Before Cumulative
  Effect of Accounting Changes .............      117,975         100,770          95,174          86,393
  Percent of Sales .........................        3.85%           3.53%           3.38%           3.05%
Cumulative Effect of Accounting Changes ....                     (127,529)**
Net Earnings (Loss) ........................      117,975         (26,759)         95,174          86,393
Wage Costs .................................      351,096         325,115         304,696         278,537
Total Taxes (Excluding Payroll Tax) ........       82,915          70,026          64,968          60,035
Depreciation and Amortization ..............       36,611          32,174          38,972          36,269

FINANCIAL POSITION

Working Capital ............................     $443,298        $392,846        $401,216        $346,164
Properties (Net) ...........................      270,886         244,987         216,390         231,817
Total Assets ...............................    1,196,718       1,093,559         913,015         856,835
Long-term Debt
  Less Current Maturities ..................       10,300           5,700           7,624          22,833
Shareholders' Investment ...................      661,089         570,888         644,284         583,408

PER SHARE OF COMMON STOCK

Net Earnings Before Cumulative Effect
  of Accounting Changes-- Basic ............        $1.54           $1.31           $1.24           $1.13
Net Earnings Before Cumulative Effect
  of Accounting Changes-- Diluted ..........         1.54            1.31            1.24            1.12
Cumulative Effect of Accounting Changes ....                        (1.66)**
Net Earnings (Loss)-- Basic ................         1.54           (0.35)           1.24            1.13
Net Earnings (Loss)-- Diluted ..............         1.54           (0.35)           1.24            1.12
Dividends ..................................         0.50            0.44            0.36            0.30
Shareholders' Investment ...................         8.62            7.45            8.41            7.61

*53 Weeks
**Adoption of SFAS No. 106 and No. 109




SELECTED FINANCIAL DATA


(In Thousands, Except Per Share Amounts)          1990            1989            1988
                                               ----------      ----------      ----------
OPERATIONS
Net Sales ..................................   $2,681,180      $2,340,513      $2,292,847
Net Earnings Before Cumulative Effect
  of Accounting Changes ....................       77,124          70,114          60,192
  Percent of Sales .........................        2.88%           3.00%           2.63%
Cumulative Effect of Accounting Changes
Net Earnings (Loss) ........................       77,124          70,114          60,192
Wage Costs .................................      267,391         254,449         253,937
Total Taxes (Excluding Payroll Tax) ........       51,990          48,983          44,541
Depreciation and Amortization ..............       35,554          36,863          35,517

FINANCIAL POSITION
Working Capital ............................     $293,818        $232,941        $156,476
Properties (Net) ...........................      235,026         244,362         263,056
Total Assets ...............................      799,422         727,429         706,548
Long-term Debt
  Less Current Maturities ..................       24,535          19,228          20,399
Shareholders' Investment ...................      513,832         470,929         418,716

PER SHARE OF COMMON STOCK

Net Earnings Before Cumulative Effect
  of Accounting Changes-- Basic ............        $1.01           $0.91           $0.79
Net Earnings Before Cumulative Effect
  of Accounting Changes-- Diluted ..........         1.00            0.91            0.78
Cumulative Effect of Accounting Changes
Net Earnings (Loss)-- Basic ................         1.01            0.91            0.79
Net Earnings (Loss)-- Diluted ..............         1.00            0.91            0.78
Dividends ..................................         0.26            0.22            0.18
Shareholders' Investment ...................         6.70            6.14            5.46

*53 Weeks
**Adoption of SFAS No. 106 and No. 109


End of Pages 18/19

Beginning of Page 20


CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                    October 31,      October 25,
(In Thousands)                                         1998             1997
                                                   ------------      -----------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents .....................      $203,934        $146,853
  Short-term marketable securities ..............        34,098           5,533
  Accounts receivable ...........................       222,919         233,966
  Inventories ...................................       239,548         265,346
  Deferred income taxes .........................         8,894          12,204
  Prepaid expenses ..............................         7,972           7,450
                                                       --------        --------

TOTAL CURRENT ASSETS ............................       717,365         671,352

DEFERRED INCOME TAXES ...........................        65,606          68,629

INTANGIBLES .....................................       105,244         112,358

INVESTMENTS IN AFFILIATES .......................       111,364         132,724

OTHER ASSETS ....................................        69,406          54,734

PROPERTY, PLANT AND EQUIPMENT
  Land ..........................................        13,080          11,467
  Buildings .....................................       275,445         242,124
  Equipment .....................................       616,109         594,159
  Construction in progress ......................        33,947          72,179
                                                       --------        --------
                                                        938,581         919,929
  Less allowance for depreciation ...............      (451,674)       (431,191)
                                                       --------        --------
                                                        486,907         488,738
                                                      --------        --------
TOTAL ASSETS ....................................   $ 1,555,892     $ 1,528,535
                                                    ===========     ===========

End of Page 20

Beginning of Page 21


                                                   October 31,       October 25,
(In Thousands)                                        1998              1997
                                                   ----------        ----------
LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES
  Accounts payable .............................   $  119,836        $  120,385
  Accrued expenses .............................       33,699            34,564
  Accrued marketing expenses ...................       26,140            21,543
  Employee compensation ........................       54,314            46,275
  Taxes, other than federal income taxes .......       14,599            16,524
  Dividends payable ............................       11,774            11,980
  Federal income taxes .........................        1,172             4,712
  Current maturities of long-term debt .........        6,117             4,595
                                                   ----------         ---------
  TOTAL CURRENT LIABILITIES ....................      267,651           260,578

LONG-TERM DEBT-- less current maturities .......      204,874           198,232

ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION ..      248,201           243,343

OTHER LONG-TERM LIABILITIES ....................       21,851            24,180

SHAREHOLDERS' INVESTMENT
  Preferred Stock, par value $.01 a share --
    authorized 40,000,000 shares; issued -- none
  Common Stock, nonvoting, par value $.01 a share --
    authorized 40,000,000 shares; issued -- none
  Common Stock, par value $.1172 a share --
    authorized 200,000,000 shares;
    issued 73,614,546 shares October 31, 1998
    issued 75,776,510 shares October 25, 1997 ..        8,628             8,881

FOREIGN CURRENCY TRANSLATION ADJUSTMENT ........       (2,034)

RETAINED EARNINGS ..............................      810,280           793,321
                                                   ----------         ---------
                                                      816,874           802,202
SHARES HELD IN TREASURY ........................       (3,559)
                                                   ----------         ---------
TOTAL SHAREHOLDERS' INVESTMENT .................      813,315           802,202

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT .   $1,555,892        $1,528,535
                                                   ==========        ==========

See notes to consolidated financial statements.


End of Page 21

Beginning of Page 22


CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Fiscal Year Ended
                                                  -------------------------------------
                                                  October 31,  October 25,  October 26,
(In Thousands, Except Per Share Amounts)             1998         1997         1996
                                                  ----------   ----------   ----------
Sales, less returns and allowances .............  $3,261,045   $3,256,551   $3,098,685
Cost of products sold ..........................   2,400,333    2,497,662    2,398,272

GROSS PROFIT ...................................     860,712      758,889      700,413

Expenses and gain on plant sale:
  Selling and delivery .........................     328,050      297,294      294,087
  Marketing ....................................     276,826      217,637      209,021
  Administrative and general ...................      72,331       75,788       75,659
  Gain on plant sale ...........................     (28,379)
  Restructuring charges ........................                   (5,176)       8,659
                                                  ----------   ----------   ----------
OPERATING INCOME ...............................     211,884      173,346      112,987

Other income and expense:
  Interest and investment income ................     14,821        9,156       14,106
  Equity in earnings of affiliates ..............      4,323        3,402
  Interest expense ..............................    (13,692)     (15,043)      (1,619)
                                                  ----------   ----------   ----------

EARNINGS BEFORE INCOME TAXES ..................      217,336      170,861      125,474
  Provision for income taxes ....................     78,045       61,369       46,066
                                                  ----------   ----------   ----------

NET EARNINGS ..................................   $  139,291   $  109,492   $   79,408
                                                  ==========   ==========   ==========


Net Earnings Per Share (basic) ................   $     1.86   $     1.43   $     1.04

Net Earnings Per Share (diluted) ..............   $     1.85   $     1.43   $     1.04

See notes to consolidated financial statements.



End of Page 22

Beginning of Page 23


CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' INVESTMENT

                                                                                                            Foreign
                                                                                   Additional              Currency        Total
                                             COMMON STOCK        TREASURY STOCK     Paid-in    Retained  Translation  Shareholders'
                                          Shares    Amount     Shares    Amount    Capital     Earnings   Adjustment    Investment
(In Thousands, Except Per Share Amounts)--------  ---------  --------   --------  ---------- ---------   -----------   ------------

Balance at October 28, 1995 ...........   76,852   $  9,007     (150)  $( 3,922)  $ 16,624     $ 710,338   $      0      $732,047
                                        --------   --------   -------   --------   --------     ---------   -------      --------
Purchases of Common Stock .............                       (1,015)   (24,334)                                          (24,334)
Exercise of stock options .............                          114      3,013                   (1,114)                   1,899
Shares retired ........................   (1,027)      (120)   1,027     24,708    (24,588)                                     0
Issuance of stock for Stagg Foods, Inc.    1,709        200                         39,800                                 40,000
Tax benefit of stock options ..........                                                378                                    378
Adjustment in minimum pension liability                                                            2,254                    2,254
Net earnings ..........................                                                           79,408                   79,408
Cash dividends-- $.60 per share .......                                                          (46,101)                 (46,101)
                                        --------   --------   -------   --------   --------    ---------    -------      --------
Balance at October 26, 1996 ...........   77,534      9,087      (24)      (535)    32,214       744,785          0       785,551
Purchases of Common Stock .............                       (1,748)   (45,457)                                          (45,457)
Exercise of stock options .............                           15        368                     (132)                     236
Shares retired ........................   (1,757)      (206)   1,757     45,624    (32,281)      (13,137)                       0
Tax benefit of stock options ..........                                                 67                                     67
Adjustment in minimum pension liability                                                             (140)                    (140)
Net earnings ..........................                                                          109,492                  109,492
Cash dividends-- $.62 per share .......                                                          (47,547)                 (47,547)
                                        --------   --------   -------   --------   --------    ---------    -------      --------
Balance at October 25, 1997 ...........   75,777      8,881         0         0          0       793,321          0       802,202
Purchases of Common Stock .............                        (2,372)  (80,104)                                          (80,104)
Exercise of stock options .............                            91     3,074                   (1,562)                   1,512
Shares retired ........................   (2,162)      (253)    2,162    73,471                  (73,218)                       0
Foreign currency translation adjustment                                                                      (2,034)       (2,034)
Adjustment in minimum pension liability                                                              (79)                     (79)
Net earnings ..........................                                                          139,291                  139,291
Cash dividends-- $.64 per share .......                                                          (47,473)                 (47,473)
                                        --------   --------   -------   --------   --------    ---------    -------       --------
Balance at October 31, 1998 ...........   73,615   $  8,628      (119)  $(3,559)  $      0     $ 810,280    $(2,034)     $813,315
                                        ========   ========   =======   ========   ========    =========    =======      ========

See notes to consolidated financial statements.



End of Page 23

Beginning of Page 24


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Fiscal Year Ended
                                                                           -----------------------------------
                                                                           October 31,  October 25,   October 26,
(In Thousands)                                                                1998          1997         1996
                                                                           -----------  -----------   -----------
OPERATING ACTIVITIES
Net earnings ............................................................   $ 139,291    $ 109,492    $  79,408
Adjustments to reconcile to net cash provided by operating activities:
  Depreciation ..........................................................      53,159       44,915       38,280
  Amortization of intangibles ...........................................       7,114        8,010        4,419
  Equity in earnings of affiliates ......................................      (4,323)      (3,402)
  Provision for deferred income taxes ...................................       4,516         (444)      (2,347)
  Gain on investments ...................................................                                (4,627)
  (Gain) loss on property/equipment sales and plant facilities ..........     (15,346)          50       (3,767)
Changes in operating assets and liabilities:
  Decrease (increase) in accounts receivable ............................      11,047       (3,097)       2,773
  Decrease (increase) in inventories and prepaid expenses ...............      25,276        4,864      (56,771)
  Increase in accounts payable and accrued expenses .....................       8,286        2,101       52,040
                                                                           ----------   ----------    ---------
     Net cash provided by operating activities ..........................     229,020      162,489      109,408

INVESTING ACTIVITIES
Redemption of held-to-maturity securities ...............................      86,301       62,394
Sale of available-for-sale securities ...................................                                13,116
Purchase of held-to-maturity securities .................................    (114,866)     (53,285)     (14,642)
Acquisitions of businesses ..............................................                     (140)     (10,645)
Purchases of property/equipment .........................................     (75,774)    (116,381)    (122,942)
Proceeds from sales of property/equipment ...............................      39,792        4,163        5,410
Decrease (increase) in investments, equity in affiliates and other assets       4,052      (83,011)     (20,618)
Dividends from affiliate ................................................       1,670        1,206
                                                                           ----------   ----------    ---------
     Net cash used in investing activities ..............................     (58,825)    (185,054)    (150,321)

FINANCING ACTIVITIES
Proceeds from long-term debt ............................................      17,589       77,625      110,553
Principal payments on long-term debt ....................................      (4,312)      (4,349)      (3,393)
Dividends paid on Common Stock ..........................................     (47,678)     (47,178)     (45,613)
Share repurchase ........................................................     (80,076)     (45,457)     (23,966)
Other ...................................................................       1,363          304        2,266
                                                                           ----------   ----------    ---------
     Net cash (used in) provided by financing activities ................    (113,114)     (19,055)      39,847
                                                                           ----------   ----------    ---------
     Increase (decrease) in cash and cash equivalents ...................      57,081      (41,620)      (1,066)
Cash and cash equivalents at beginning of year ..........................     146,853      188,473      189,539
                                                                           ----------   ----------    ---------
     Cash and cash equivalents at end of year ...........................   $ 203,934    $ 146,853    $ 188,473

See notes to consolidated financial statements.


End of Page 24

Beginning of Page 25


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 1998


NOTE A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     BUSINESS OVERVIEW: Hormel Foods is engaged in a single business segment designated as "meat and food processing." As a federally inspected food processor, Hormel is engaged in the processing of meat and poultry products, production of prepared foods and the marketing of those products to food wholesalers, retailers and foodservice distributors in the United States. The principal raw materials for the company's products are pork and turkey. The company's earnings are influenced by the cyclical nature of these raw material costs.

     PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Hormel Foods Corporation and all of its majority-owned subsidiaries after elimination of all significant intercompany accounts, transactions and profits. Certain reclassifications of previously reported amounts have been made to conform with the current year presentation. The reclassifications had no impact on the net earnings as previously reported.

     USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     FISCAL YEAR: The company's fiscal year ends on the last Saturday in October. Fiscal year 1998 consisted of 53 weeks and fiscal years 1997 and 1996 consisted of 52 weeks.

     INVENTORIES: Inventories are stated at the lower of cost or market. Livestock and the materials portion of products are valued on the first-in, first-out method with the exception of the materials portion of turkey products which are valued on the last-in, first-out method. Substantially all inventoriable expenses, packages and supplies are valued by the last-in, first-out method. Allowances for slow-moving, obsolete, unsaleable or unusable inventories are not material.

     PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. The company generally uses the straight-line method in computing depreciation for financial reporting purposes and generally uses accelerated methods for income tax purposes. The annual provisions for depreciation have been computed principally in accordance with the following ranges of asset lives: buildings 20 to 40 years, machinery and equipment 5 to 10 years. Beginning in 1996, the company capitalized certain software development and implementation costs. Prior to 1996, such costs were not significant.
Development and implementation costs are expensed until the company has determined that the software will result in probable future economic benefits and management has committed to funding the project. Thereafter, all direct, external implementation costs and purchased software costs are capitalized and amortized using the straight-line method over the remaining estimated useful lives, not exceeding five years.

     INTANGIBLES: Goodwill and other intangibles are recorded at their estimated fair values at date of acquisition and are amortized on a straight-line basis over periods ranging up to 40 years. Accumulated amortization at October 31, 1998, and October 25, 1997, was $35.4 million and $28.2 million, respectively.

    IMPAIRMENT OF LONG-LIVED ASSETS: The company reviews the long-lived assets, including identifiable intangibles and associated goodwill, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets and any related goodwill, the carrying value is reduced to the estimated fair value as measured by the discounted cash flows.

     FOREIGN CURRENCY TRANSLATION: Assets and liabilities denominated in foreign currency are translated at the current exchange rate as of the balance sheet date, and income statement amounts are translated at the average monthly exchange rate. Translation adjustments resulting from fluctuations in exchange rates are recorded as a "cumulative translation adjustment" in shareholders' investment. Gains and losses from foreign currency transactions are not material.

     EQUITY METHOD INVESTMENTS: The company has a number of investments in joint ventures and other entities where its voting interests are in excess of 20 percent but no greater than 50 percent. The company accounts for such investments under the equity method of accounting, and its underlying share of each investee's equity is reported in the consolidated balance sheet as part of investments in affiliates. The company's only material equity investment is in the common stock of a Spanish company, Campofrio Alimentacion, S.A. (Campofrio). The company purchased a 21.4 percent interest in Campofrio in 1997 for $64.3 million, which resulted in the recording of $17.9 million of goodwill. The fair value of such publicly traded securities was $119.3 million at October 31, 1998.

     DIVESTITURES AND ACQUISITIONS: The company recorded a $28.4 million gain ($17.4 million after tax, or $.23 per share) in the first quarter of 1998 related to the sale of its Davenport (Iowa) gelatin/specialized proteins plant. The company acquired Stagg Foods, Inc., a manufacturer of chili products, in October 1996 for $40.0 million of the company's stock. Additionally, the company paid $10.0 million in cash to the former owners under a five-year noncompete agreement. The acquisition resulted in the recording of $32.1 million of goodwill which is being amortized over 30 years. The company also acquired several other businesses during the three fiscal year period ended October 31, 1998, which are included in the company's results of operations since the respective acquisition dates. The results of these acquired businesses, either individually or in the aggregate, were not significant to the company's results of operations.

     REVENUE RECOGNITION: The company follows a policy of recognizing sales at the time of product shipment.

     ADVERTISING EXPENSES: Advertising costs are expensed when incurred. Advertising expenses include all media advertising but exclude the costs associated with coupons, samples and market research. Advertising costs for fiscal years 1998, 1997 and 1996 were $246.1 million, $190.1 million and $177.2 million, respectively.

     RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses incurred for fiscal years 1998, 1997 and 1996 were $9.0 million, $8.6 million and $8.0 million, respectively.


End of Page 25

Beginning of Page 26


     INCOME TAXES: The company records income taxes in accordance with the liability method of accounting. Deferred taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax law. Changes in enacted tax rates are reflected in the tax provision as they occur.

     EMPLOYEE STOCK OPTIONS: The company uses the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock options. Under the intrinsic value method, compensation expense is recognized only to the extent the market price of the common stock exceeds the exercise price of the stock option at the date of the grant.

     EARNINGS PER SHARE: During the second quarter of fiscal 1998, the company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." All current and prior year earnings per share data have been restated to conform to the provisions of SFAS 128. The company's basic net earnings per share is computed by dividing net earnings by the weighted-average number of outstanding common shares. The company's diluted net earnings per share is computed by dividing net earnings by the weighted-average number of outstanding common shares and the dilutive effect of stock options, when applicable. The following table presents informationive effect of stock options, when applicable. The following table presents information necessary to calculate basic and diluted earnings per common share necessary to calculate basic and diluted earnings per common share and common share equivalent:

(In Thousands, Except Per Share Amounts)          1998        1997       1996
                                                  ----        ----       ----
Net earnings for basic and diluted
   earnings per share computation             $139,291    $109,492    $79,408
Weighted-average shares outstanding
   for basic earnings per share                 74,743      76,495     76,509
Dilutive effect of stock options                   460         234        121
Adjusted weighted-average shares
   outstanding and assumed conversions
   for diluted earnings per share               75,203      76,729     76,630
Basic earnings per share                         $1.86       $1.43      $1.04
Diluted earnings per share                       $1.85       $1.43      $1.04

     ACCOUNTING CHANGES AND RECENT ACCOUNTING PRONOUNCEMENTS: In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting of comprehensive income and its components in a full set of general-purpose financial statements. The company will be required to adopt Statement No. 130 in fiscal 1999 and does not expect the measure of comprehensive income to be materially different from the measure of net income. In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement revises information regarding the reporting of operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The company will be required to adopt Statement No. 131 in fiscal 1999. The company does not believe that the adoption of this statement will result in segment disclosures that are materially different than those provided under the current accounting standards.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 June 1998, the FASB issued Statement of Financial Accounting Standards No., "Accounting for Derivative Instruments and Hedging Activities." This statement, which is required to be adopted for annual periods beginning after June 15, 1999, requires a company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the hedged assets, liabilities or firm commitments are recognized through earnings or in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The company has concluded that the adoption of Statement No. 133 will not have an impact on the financial statements.


NOTE B. CASH AND CASH EQUIVALENTS AND SHORT-TERM MARKETABLE SECURITIES


The company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents. The company classifies investments with an original maturity of more than three months on their acquisition date as short-term marketable securities. The company's cash and cash equivalents and short-term marketable securities at October 31, 1998, and October 25, 1997, consisted of the following (cost approximates fair value):

                                   October 31, 1998         October 25, 1997
                                   ----------------         ----------------
                                 Cash       Short-term    Cash        Short-term
                               and Cash     Marketable   and Cash     Marketable
(In Thousands)                Equivalents   Securities  Equivalents   Securities
                              -----------   ----------  -----------   ----------
Held-to-maturity securities:
    Commercial paper .......   $ 29,808      $ 27,198    $ 15,780      $ 5,533
    Municipal securities ...     33,791                    80,064
    Preferred securities ...     60,647         4,400      10,000
    Taxable securities .....     31,609         2,500       4,700
Cash .......................     48,079                    36,309
                               --------      --------    --------      -------
Total ......................   $203,934      $ 34,098    $146,853      $ 5,533
                               ========      ========    ========      =======


NOTE C. INVENTORIES


Principal components of inventories are:
                                         October 31, 1998       October 25, 1997
(In Thousands)                           ----------------       ----------------

Finished products .....................     $ 137,444              $ 145,897
Raw materials and work-in-process .....        68,653                 86,762
Materials and supplies ................        60,820                 59,846
LIFO reserve ..........................       (27,369)               (27,159)
                                              -------                -------
Total .................................     $ 239,548              $ 265,346
                                            =========              =========

Inventoriable expenses, packages and supplies and turkey products amounting to approximately $82.6 million at October 31, 1998, and $84.5 million at October 25, 1997, are stated at cost determined by the last-in, first-out method and are $27.4 million and $27.2 million lower in the respective years than such inventories determined under the first-in, first-out method.


End of Page 26

Beginning of Page 27


NOTE D. LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS


Long-term debt consists of:
                                                        October 31,  October 25,
(In Thousands)                                             1998         1997
                                                        -----------  -----------
Industrial revenue bonds with variable interest
   rates due 1999 to 2005 .............................   $  5,700     $  5,700
Promissory notes, principal and interest due
   annually through 2001, interest at 6.5%
   and 8.9%, secured by limited partnership
   interests in affordable housing ....................      8,528       11,046
Medium-term unsecured notes, $35,000,000
   maturing in 2002 and $75,000,000 maturing
   in 2006, with interest at 7.16% and 7.35%,
   respectively .......................................    110,000      110,000
Medium-term unsecured note, denominated in
   Spanish pesetas, with variable interest rate,
   principal and interest due annually through 2003....     59,222       64,337
Medium-term secured notes with variable rates,
   principal and interest due annually through
   2005, secured by various equipment .................     16,106        8,468
Variable rate-- revolving credit agreements ...........     10,551        2,776
Other .................................................        884          500
                                                         ---------    ---------
                                                           210,991      202,827
Less current maturities ...............................      6,117        4,595
                                                         ---------    ---------
                                                         $ 204,874    $ 198,232
                                                         =========    =========

The company has various lines of credit which have a maximum available commitment of $27.2 million. As of October 31, 1998, the company has unused lines of credit of $16.7 million which bear interest at variable rates below prime. A fixed fee is paid for the availability of credit lines.

Aggregate annual maturities of long-term debt for the five fiscal years after October 31, 1998, are as follows:

(In Thousands)
                    1999 .................     $ 6,117
                    2000 .................      41,442
                    2001 .................      40,697
                    2002 .................      48,875
                    2003 and thereafter ..      73,859

Total interest paid during fiscal 1998, 1997 and 1996 was $13.6 million, $14.9 million and $1.6 million, respectively. Based on borrowing rates currently available to the company for long-term financing with similar terms and average maturities, the fair value of long-term debt, including current maturities, utilizing discounted cash flows is $219.3 million.



NOTE E. BENEFIT PLANS


The company has several noncontributory defined benefit plans and defined contribution plans covering most employees. Total costs associated with the company's defined contribution benefit plans in 1998, 1997 and 1996 were $9.9 million, $9.0 million and $8.1 million, respectively. Benefits for defined benefit pension plans covering hourly employees are provided based on stated amounts for each year of service while plan benefits covering salaried employees are based on final average compensation. The company's funding policy is to make annual contributions of not less than the minimum required by applicable regulations.

A summary of the components of net periodic pension cost for defined benefit plans is as follows:


(In Thousands)                                   1998         1997        1996
                                               --------     --------    -------
Service cost -- benefits earned during
  the year ...............................    $  9,567     $  8,737    $  8,631
Interest cost on projected benefit
  obligation .............................      32,628       32,780      32,158
Actual return on plan assets .............     (53,031)    (138,023)    (35,569)
Net amortization and deferral ............       2,883      101,068         143
                                               --------     --------    -------

Net pension costs ........................    $ (7,953)    $  4,562    $  5,363
                                              =========    ========    ========


Assumptions used in accounting for the defined benefit plans were:

                                                       1998      1997      1996
                                                       ----      ----      ----
Weighted-average discount rates ...................    7.00%     7.25%     7.75%
Rates of increase in compensation levels ..........    5.00      5.00      5.00
Expected long-term rate of return on assets .......    9.50      9.50      9.50


The following table sets forth the plans' funded status as of the August 1 measurement date and amounts recognized in the statements of financial position:

                                                     October 31, 1998        October 25 1997
                                                   --------------------    ---------------------
                                                    Plans      Plans        Plans       Plans
                                                    Whose      Whose        Whose       Whose
                                                    Assets     Accrued      Assets      Accrued
                                                    Exceed     Benefits     Exceed      Benefits
                                                    Accrued    Exceed       Accrued     Exceed
(In Thousands)                                      Benefits   Assets       Benefits    Assets
                                                   ---------  ---------    ---------   ---------
Actuarial present value of benefit obligations:
   Vested benefit obligation ..................   $ 363,435   $  40,846     $ 352,991   $ 32,911
   Nonvested benefit obligation ...............      29,542       2,400        27,389      7,748
                                                  ---------   ---------     ---------   --------
   Accrued benefits ...........................     392,977      43,246       380,380     40,659
   Effects of estimated future pay increases ..      52,850       3,541        41,624      4,110
                                                  ---------   ---------     ---------   --------
   Projected benefit obligations ..............     445,827      46,787       422,004     44,769
   Plan assets at fair value ..................     566,216                   543,344
                                                  ---------   ---------     ---------   --------
   Projected benefit obligations (less than)
      in excess of benefit plan assets ........    (120,389)     46,787      (121,340)    44,769

   Unrecognized prior service cost ............      (7,612)     (1,531)       (8,475)    (1,820)
   Unrecognized net gain (loss) ...............      72,162      (6,033)       87,603     (6,371)

   Remaining net obligation at transition .....        (136)     (3,614)         (242)    (4,310)
   Adjustment required to recognize minimum
      liability ...............................        --         7,650          --        8,400
                                                  ---------    --------     ---------   --------
   Net pension (asset) liability in
      statements of financial position ........   $ (55,975)  $  43,259     $ (42,454)  $ 40,668
                                                  ==========  =========     =========   ========

As of the 1998 valuation date, plan assets included Common Stock of the company having a market value of $65.7 million. Dividends paid during the year on shares held by the plan were $1.2 million.


End of Page 27

Beginning of Page 28


NOTE F. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS


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

A summary of the components of postretirement benefit costs is as follows:

(In Thousands)                                       1998      1997      1996
                                                     ----      ----      ----
Postretirement benefit cost:
   Service cost of benefits earned .............   $ 3,438   $ 2,639   $ 2,533
   Interest cost of benefit obligation .........    18,384    18,237    17,571
   Net amortization of deferred losses (gains) .     1,011       129      (176)
                                                     -----       ---      ----
                                                   $22,833   $21,005   $19,928
                                                   =======   =======   =======

The actuarial present value of postretirement benefit obligations and the amount reported in the Consolidated Statements of Financial Position as of October 31, 1998, and October 25, 1997, are as follows:

Accumulated postretirement benefit obligations as of the August 1 measurement date:

                                                           1998          1997
(In Thousands)                                          ---------     ---------

Retirees ...........................................    $ 186,435     $ 165,077
Fully eligible active participants .................       27,836        29,809
Other active participants ..........................       59,934        67,554
                                                           ------        ------
                                                          274,205       262,440

Unrecognized net losses ............................      (22,449)      (16,371)
Unrecognized prior service cost ....................        3,085         3,436
Benefit payments subsequent to measurement date ....       (6,640)       (6,162)
                                                        ---------     ---------
Accrued postretirement benefit cost ................    $ 248,201     $ 243,343
                                                        =========     =========


Assumptions   used  in  determining  the  accumulated   postretirement   benefit
obligation:
                                        1998              1997           1996
                                     ----------        ----------     ----------
Medical plan cost trend rate               5.9%              6.0%           6.5%
                                      declining         declining      declining
                                     to 5.5% in        to 5.5% in     to 5.5% in
                                      year 2004         year 2004      year 2004

Weighted-average discount rate            7.00%             7.25%          7.75%


The health care cost trend rate assumption has a significant effect on the amount reported. For example, a one percent increase in the health care cost trend rate would increase the accumulated postretirement benefit obligation by $19.4 million at October 31, 1998, and the net periodic cost by $1.6 million for the year.



NOTE G. INCOME TAXES


The components of the provision for income taxes are as follows:

                                       1998             1997             1996
(In Thousands)                       --------         --------         --------
Current:
   U.S. Federal .............        $ 62,823         $ 51,978         $ 38,971
   State                               10,049            9,538            9,311
   Foreign ..................             653              220              153
                                     --------         --------         --------
                                       73,525           61,736           48,435
Deferred:
   U.S. Federal .............           4,080             (329)          (2,136)
   State                                  440              (38)            (233)
                                      -------         --------          -------
                                        4,520             (367)          (2,369)
                                      -------         --------          -------
                                     $ 78,045         $ 61,369         $ 46,066
                                     ========         ========         ========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The company believes that, based upon its lengthy and consistent history of profitable operations, it is probable that the net deferred tax assets of $74.5 million will be realized on future tax returns, primarily from the generation of future taxable income. Significant components of the deferred income tax liabilities and assets were as follows:

                                                  October 31,        October 25,
(In Thousands)                                       1998               1997
                                                 -----------         -----------
Deferred tax liabilities:
   Tax over book depreciation ..............        $(31,364)         $(32,513)
   Prepaid pension .........................         (21,631)          (16,389)
   Other, net ..............................         (14,475)           (9,714)

Deferred tax assets:
   Vacation accrual ........................           4,207             4,171
   Insurance accruals ......................           5,072             4,489
   Deferred compensation ...................           7,171             6,586
   Postretirement benefits .................          96,227            94,344
   Pension accrual .........................          13,776            12,484
   Other, net ..............................          15,517            17,376
                                                      ------            ------
Net deferred tax assets ....................        $ 74,500          $ 80,834
                                                    ========          ========


Reconciliation of the statutory federal income tax rate to the company's effective tax rate is as follows:

                                                         1998     1997     1996
                                                         ----     ----     ----

U.S. statutory rate .................................    35.0%    35.0%    35.0%
State taxes on income, net of federal tax benefit ...     3.1      3.6      4.7
All other, net ......................................    (2.2)    (2.7)    (3.0)
                                                         -----    -----    -----
Effective tax rate ..................................    35.9%    35.9%    36.7%
                                                         =====    =====    =====

Total income taxes paid during fiscal 1998, 1997 and 1996 were $76.5 million, $66.5 million and $38.3 million, respectively.


End of Page 28

Beginning of Page 29


NOTE H. COMMITMENTS AND CONTINGENCIES


In order to ensure a steady supply of hogs and turkeys and to keep the cost of products stable, the company has entered into contracts with producers for the purchase of hogs and turkeys at formula based prices over periods of up to 15 years. Under these contracts, the company is committed at October 31, 1998, to purchase hogs and turkeys, assuming current price levels as follows:

(In Thousands)
        1999 ............................   $  628,639
        2000 ............................      589,281
        2001 ............................      567,890
        2002 ............................      562,894
        2003 ............................      493,185
        Later years .....................    1,575,314
                                            ----------
        Total ...........................   $4,417,203

Estimated purchases under these contracts for fiscal 1998, 1997 and 1996 were $514.4 million, $422.1 million and $367.4 million, respectively. The company has noncancelable operating lease commitments on facilities and equipment at October 31, 1998, as follows:

(In Thousands)
       1999 ..............................      $6,674
       2000 ..............................       5,561
       2001 ..............................       4,472
       2002 ..............................       2,912
       2003 ..............................       2,479
       Later years .......................       9,257
                                               -------
       Total .............................     $31,356


The company has commitments to expend approximately $57.8 million to complete construction in progress at various locations at October 31, 1998. The company has also pledged $24.9 million of government securities as collateral guaranteeing a loan at October 31, 1998.

The company is involved on an ongoing basis in litigation arising in the ordinary course of business. In the opinion of management, the outcome of litigation currently pending will not materially affect the company's results of operations, financial condition or liquidity.



NOTE I. STOCK OPTIONS


The company has stock option plans for employees and nonemployee directors. The company's policy is to grant options with the exercise price equal to the market price of the common stock on the date of grant. The company follows APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under APB Opinion No. 25, when the exercisable price of employee stock options equals the underlying stock on the date of grant, no compensation expense is recorded. Options are exercisable upon grant and expire at various dates ranging from fiscal 2001 to 2008.

Following is a summary of stock option activity:

                                                               Weighted- Average
                                                 Shares           Option Price
(In Thousands)                                   ------        -----------------

Balance October 28, 1995 ....................     1,961            $   22.05
  Granted ...................................       764                23.88
  Exercised .................................      (165)               19.30
                                                  ------           ---------
Balance October 26, 1996 ....................     2,560                22.78
  Granted ...................................         8                23.88
  Exercised .................................       (22)               21.57
                                                  ------           ---------
Balance October 25, 1997 ....................     2,546                22.79
  Granted ...................................       413                29.39
  Exercised .................................      (187)               20.96
                                                  ------           ---------
Balance October 31, 1998 ....................     2,772            $   23.90


Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123, assuming the company accounted for its employee stock options using the fair value method. The fair value of options was estimated at the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk free interest rate of 4.5%, 5.9% and 6.0%; a dividend yield of 2.0%; expected volatility of 24.3%, 22.2% and 22.2%; and an expected option life of seven years. The weighted-average fair value of options granted in fiscal 1998, 1997 and 1996 was $8.53, $8.17 and $8.17, respectively. Exercise prices ranged from $19.75 to $33.25 with a remaining average contractual life of seven years at October 31, 1998. Pro forma net earnings and basic earnings per share are as follows (because SFAS No. 123 is applicable only to options granted subsequent to fiscal 1995, its pro forma effect will not be fully reflected until fiscal
2000):

                                                1998         1997        1996
(In Thousands, Except Per Share Amounts)     ---------    ---------    --------

Pro forma net earnings ..................    $ 137,036    $ 109,454    $ 75,760
Pro forma basic earnings per share ......         1.82         1.43         .99
Basic earnings per share--as reported ...         1.86         1.43        1.04


The number of shares available for future grants were 639,727; 1,214,606; and 1,986,606 at October 31, 1998, October 25, 1997, and October 26, 1996,
respectively.


End of Page 29

Beginning of Page 30


NOTE J. RESTRUCTURING CHARGE


The company recorded an $8.7 million restructuring charge ($5.4 million after tax or $.07 per share) in the fourth quarter of 1996 related to the exit from its catfish business. The restructuring charge included accruals related to the estimated costs associated with closing the fish farms and processing plants and liquidating the business. The amount accrued included $3.6 million to close the farms and fish processing plants, $2.7 million and $1.7 million of write-downs to estimated net realizable value related to fixed assets and live fish inventory, respectively, and $600,000 of employee related costs.

Although the accruals that were established in 1996 were based upon a complete business liquidation which was likely at the time, the company was ultimately able to sell the catfish business in 1997. The sale of the catfish business resulted in a change in estimate of the restructuring accrual to $3.5 million, requiring the reversal of $5.2 million ($3.2 million after-tax or $.04 per share) of the reserve in 1997.



NOTE K. QUARTERLY RESULTS OF OPERATIONS (Unaudited)


The following tabulations reflect the unaudited quarterly results of operations for the years ended October 31, 1998, and October 25, 1997, (the total of quarterly diluted earnings per share amounts for fiscal 1998 does not agree to the total for the year due to the calculation of the weighted-average shares outstanding for the quarter as compared to the weighted-average shares outstanding for the year):

(In Thousands,                                                         Diluted
Except Per                                  Gross           Net        Earnings
Share Amounts)              Net Sales       Profit        Earnings     Per Share
                            ---------     ----------     ----------    ---------
1998
----
First quarter ........     $  814,914     $  209,718     $   46,849     $  0.61
Second quarter .......        778,325        200,516         26,296        0.34
Third quarter ........        755,769        194,625         20,994        0.28
Fourth quarter .......        912,037        255,853         45,152        0.61
                           ----------     ----------     ----------     -------
                           $3,261,045     $  860,712     $  139,291     $  1.85
1997
-----
First quarter ........     $  810,309     $  183,509     $   20,982     $  0.27
Second quarter .......        798,455        189,614         25,688        0.33
Third quarter ........        779,679        170,153         18,153        0.24
Fourth quarter .......        868,108        215,613         44,669        0.59
                           ----------     ----------     ----------     -------
                           $3,256,551     $  758,889     $  109,492     $  1.43



REPORT OF INDEPENDENT AUDITORS


To the Shareholders and Board of Directors
Hormel Foods Corporation
Austin, Minnesota

We have audited the accompanying consolidated statements of financial position of Hormel Foods Corporation and subsidiaries as of October 31, 1998 and October 25, 1997, and the related consolidated statements of operations, changes in shareholders' investment and cash flows for each of the three years in the period ended October 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hormel Foods Corporation and subsidiaries at October 31, 1998 and October 25, 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 1998, in conformity with generally accepted accounting principles.


Minneapolis, Minnesota
November 23, 1998


End of Page 30

Beginning of Page 31


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


(In Thousands of Dollars, Except Per Share Amounts)

A major goal of the company for a number of years has been to expand its line of consumer-branded products. One result of increased sales of branded products is reduced exposure to fluctuating commodity prices. While progress has been made in reaching this objective, price fluctuations for pork, the company's major raw material, still had an impact on results in 1998 and 1997.

FISCAL YEARS 1998 AND 1997:
---------------------------

During 1998, hog producers brought the largest supply of live hogs to market in history. This huge supply of hogs has produced near-record, low-market prices for live hogs on the spot cash market. A significant portion of the resulting positive effect of lower raw material prices on company margins was offset by long-term supply agreements designed to buy hogs through purchasing contracts rather than the spot cash market. While the company's cost for live hogs was lower than in 1997, it was not as low as would be indicated by the spot cash market. Purchasing contracts are used by the company as a means of assuring a stable supply of raw materials while minimizing extreme fluctuation in costs over the long-term.

During much of 1998, live market prices were below the floor levels guaranteed by our contracts. These contract costs, which have been higher than spot market prices, have been fully reflected in the company's reported financial results. As live hog prices rebound during the term of these contracts, the company's cost for hogs will be less than the spot market to the extent that it exceeds contract prices.

Earnings for the year increased 27.2 percent to $139,291 from $109,492 in 1997. Results for 1998 include an after-tax gain of $17,402 for the sale of the company's Davenport, Iowa, gelatin plant to Goodman Fielder Limited, Sydney, Australia. Excluding this one-time gain, company earnings of $121,889 exceeded 1997 by 11.3 percent. Net sales for the year of $3,261,045 were virtually unchanged from 1997 sales of $3,256,551. Tonnage volume increased 10.3 percent compared to last year. Fiscal 1998 was a 53-week year compared to a 52-week year in 1997.

Earnings for the fourth quarter were $45,152, an increase of 1.1 percent over earnings of $44,669 for the same period last year. Sales for the quarter were $912,037, a 5.1 percent increase from $868,108 in 1997. Tonnage for the quarter increased 18.2 percent compared to last year.

The company's core branded business continues to be the major contributor to earnings. All major divisions experienced volume growth which in many cases exceeded category growth. Increased market share and distribution successes by some of the company's best-known brands resulted in record profits for the Foodservice, Meat Products and Prepared Foods Groups.

International's export tonnage for the year increased 8.0 percent from 1997. Major growth areas included fresh pork, Jennie-O turkey products and Stagg chili. The Beijing, China, joint venture began operations in February. Both the Beijing venture and the Shanghai venture, which came on line in 1997, continue to experience gains in distribution and volume. The profitability of the equity investment in Campofrio during the fourth quarter was negatively impacted by the depressed Russian economy.

Jennie-O tonnage for 1998 increased 23.3 percent over 1997. Profitability was below expectations as highly competitive selling prices reduced margins. Jennie-O's efficient operations and continuing growth in distribution and volume of value-added turkey products should position the company to return to more historical margins when competitive pressure on selling prices moderates.

Selling and delivery expenses for the fourth quarter and year were $102,028 and $328,050, respectively, as compared to $74,210 and $297,294 last year. As a percentage of sales, selling and delivery expenses increased to 11.2 and 10.1 percent for the quarter and year compared to 8.6 and 9.1 in 1997. The increase in these expenses is consistent with the increase in tonnage volume for the quarter and year.

Marketing expenses increased to $77,232 for the quarter and $276,826 for the year compared to $51,063 and $217,637 last year. These expenditures emphasize the company's continued commitment to expanding its base of branded consumer products. As a percentage of sales, marketing expenses increased to 8.5 from 5.9 percent for the quarter and to 8.5 from 6.7 percent for the year.

Administrative and general expenses were $10,813 and $72,331 for the quarter and year, respectively, compared to $24,744 and $75,788 in 1997. As a percentage of sales, administrative and general expenses for the quarter and year were 1.2 and
2.2 percent compared to 2.9 and 2.3 percent in 1997. The change in expenses between the two quarters was due to a decrease in pension expenses.

Research and  development  continues to be an  important  part of the  company's strategy to extend existing brands and expand its offerings of new consumer-branded items. Recognizing the importance of developing, maintaining and protecting its intangible asset base of trademarks, brands and patents, the company during 1998 moved its research activities and responsibility for its intangible assets into a new subsidiary, Hormel Foods L.L.C. Research and development expenses for the quarter and year were $2,412 and $9,037, respectively, compared to $2,212 and $8,580 for the same periods last year.

The company's effective tax rate was unchanged at 35.9 percent for 1998 and 1997.


FISCAL YEARS 1997 AND 1996:
---------------------------

Record high feed grain costs experienced in 1996 moderated somewhat in 1997 but remained above historic levels. Although the company was able to improve margins in 1997, high raw material costs did not allow the return to pre-1996 margin levels.

Earnings for the year increased 37.9 percent to $109,492 from $79,408 in 1996. Net sales in 1997 increased 5.1 percent to $3,256,551 from $3,098,685 the previous year. Tonnage for the year decreased 0.5 percent compared to 1996.

Earnings for the fourth quarter of 1997 were $44,669, an increase of 47.9 percent over earnings of $30,211 for the same period in 1996. Sales for the quarter were $868,108, a 1.1 percent decrease from $877,775 in 1996. Tonnage declined 1.2 percent in 1997 compared to the previous year.

The drop in tonnage for both the quarter and year was a result of reduced commodity pork sales and the sale of Farm Fresh Catfish Company during 1997. The increase in earnings, while sales dollars and tonnage either improved marginally or declined, is due to a product mix which included a larger proportion of higher margin consumer-processed items.

Tonnage volume in the Grocery Products Division was up 4.5 percent for the year, due primarily to the Stagg Foods acquisition. The Meat Products Group completed the year with tonnage growth exceeding 12.0 percent, continuing the trend of increased sales of value-added product versus commodity product. Tonnage of the Foodservice Group was up 12.0 percent for the year.

In the international area, the company purchased a 21.4 percent equity interest in Campofrio Alimentacion, S.A. in Spain. Construction projects of the China joint ventures continued as scheduled. The venture in Shanghai began production in October 1997. The Beijing venture is scheduled to begin production in January 1998. International tonnage for 1997 increased 26.9 percent over 1996.

Jennie-O tonnage increased 12.0 percent in 1997 with sales dollar growth exceeding 14.0 percent compared to 1996. While tonnage and sales dollars were up, high feed costs for the year continued the squeeze on historical margins that began in 1996. In October 1997, Jennie-O acquired the assets of Heartland Foods in Marshall, Minnesota.

In 1996, the company announced it would exit the catfish business and established an after-tax restructuring reserve of $5,400. The sale of Farm Fresh Catfish assets in 1997 resulted in a favorable after-tax reduction of the reserve in the amount of $3,200.


End of Page 31

Beginning of Page 32


Selling and delivery expenses for the quarter and year were $125,273 and $514,931, respectively, as compared to $124,285 and $503,108 last year. As a percentage of sales, selling and delivery expenses decreased slightly to 15.8 percent from 16.2 percent in 1996. Marketing expenses increased to $51,063 for the quarter and $217,637 for the year compared to $49,079 and $209,021 last year.

Administrative and general expenses were $24,744 and $75,788 for the quarter and year, respectively, compared to $20,570 and $75,659 in 1996. As a percentage of sales, administrative and general expenses for the year decreased slightly to
2.3 percent from 2.4 percent last year.

The company's effective tax rate decreased to 35.9 percent from 36.7 percent in 1996. The reduction is due in part to increased affordable housing tax credits, foreign equity earnings which are net of tax, a favorable completion of a federal tax audit and a decrease in state and local taxes.


LIQUIDITY:
----------

The company continues to have an exceptionally strong balance sheet.
Cash and cash equivalents and short-term marketable securities were $238,032 at the end of 1998, compared to $152,386 last year. Long-term debt consists of small issue Industrial Revenue Bonds of varying maturities, debt used for investment in the Federal Affordable Housing Program, $110,000 in Senior Notes maturing in 2002 and 2006 and $59,200 of long-term notes denominated in Spanish pesetas, used to purchase a 21.4 percent equity interest in Campofrio in Spain. The strong balance sheet provides the company with the ability to take advantage of expansion or acquisition opportunities that may arise.

During 1998, cash provided by operating activities was $229,020, compared to $162,489 last year. The increase in cash provided by operating activities was the result of an increase in net earnings, excluding the one-time gain and changes in working capital items, which were in the normal course of business.

Cash required for investing activities in 1998 decreased to $58,825 from $185,054 in 1997. The decrease in cash required for investing activities reflects the completion in 1997 of several construction projects primarily at Hormel Foods and Jennie-O Foods, the cash required last year for the equity investment in Campofrio and the cash received on the sale of the Davenport gelatin plant. At the end of the year, the company had commitments to expend approximately $57,800 to complete construction in progress at various locations.

During the year, the company repurchased 2,251,600 shares of its common stock at an average price per share of $33.98, completing an initial share repurchase plan authorized in 1996. The company's Board of Directors authorized a second share repurchase plan in September of 1998. During the fourth quarter, 119,400 shares were repurchased under the new plan at an average price per share of $29.81.


Financial ratios for 1998 and 1997 are presented below:

                                                  1998          1997
                                                  ----          ----
LIQUIDITY RATIOS
  Current ratio .............................      2.7           2.6
  Receivables turnover ......................     14.3          14.0
  Days sales in receivables .................     25.4          26.2
  Inventory turnover ........................      9.5           9.3
  Days sales in inventory ...................     37.1          38.8

LEVERAGE RATIO
  Long-term debt to equity ..................     25.9%         25.3%

OPERATING RATIOS
  Pretax profit to net worth ................     26.9%         21.5%
  Pretax profit to total assets .............     14.1%         11.5%


YEAR 2000:
----------

For many years, internally developed software has been developed so as to eliminate the need for revision in the Year 2000. Less than 5.0 percent of this category of software remains to be updated and will be completed by January 1, 2000.

The company has an ongoing process to review the impact of Year 2000 on key suppliers and customers and on outside developed software that runs on company computers or is contained within processing equipment. Changes to correct potential problems identified by this assessment process are 80 percent complete. All required changes will be complete by January 1, 2000.

The company has queried its significant outside suppliers and customers as to their exposure to Year 2000 problems. The company is not aware of any outside supplier or customer with a Year 2000 issue that would materially impact the company's results of operations. However, the company has no means of ensuring that outside suppliers and customers will be Year 2000 ready.

The company does not anticipate delays in finalizing Year 2000 changes and does not have contingency plans for such a possibility. The total historical or anticipated remaining costs to remediate Year 2000 problems are not material.


MARKET RISK:
------------

The principal market risk affecting the company is the exposure to changes in interest rates on the company's fixed-rate, long-term debt. Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 10 percent decrease in interest rates and amounts to approximately $3.9 million. The fair values of the company's long-term debt were estimated using discounted future cash flows based on the company's incremental borrowing rates for similar types of borrowings arrangements.

While  the  company  does  have  international   operations,   and  operates  in
international markets, it considers its market risk in such activities to be immaterial.


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

These financial statements have been audited by Ernst & Young LLP, independent auditors, and their report appears on page 30. Their audit is conducted in accordance with generally accepted auditing standards and includes a review of the company's accounting and financial controls and tests of transactions.

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





Joel W. Johnson                                         Don J. Hodapp
Chairman of the Board                                   Executive Vice President
President and Chief Executive Officer                   Chief Financial Officer


End of Page 32

Beginning of Page 33


SHAREHOLDER INFORMATION:

                         1st Quarter      2nd Quarter         3rd Quarter       4th Quarter
                        Ending Jan. 30    Ending May 1       Ending July 31    Ending Oct. 30
                        --------------    ------------       --------------    --------------
DIVIDENDS
  (estimated dates)
Declaration Date ...     Nov. 23, 1998     March 22, 1999     May 24, 1999      Oct. 4, 1999
Ex-Dividend Date ...     Jan. 20, 1999     April 14, 1999     July 21, 1999     Oct. 20, 1999
Record Date ........     Jan. 23, 1999     April 17, 1999     July 24, 1999     Oct. 23, 1999
Payable Date .......     Feb. 15, 1999     May 15, 1999       Aug. 15, 1999     Nov. 15, 1999

QUARTERLY EARNINGS
  RELEASES/QUARTERLY
  REPORTS
(Estimated Date) ...     Feb. 18, 1999     May 20, 1999       Aug. 19, 1999     *Nov. 24, 1999



CORPORATE HEADQUARTERS
Hormel Foods Corporation
1 Hormel Place
Austin, MN 55912-3680
(507) 437-5611

INTERNET
Hormel Foods Corporation has a presence on the Internet through two sites: www.hormel.com and www.spam.com.

INDEPENDENT AUDITORS
Ernst & Young LLP
1400 Pillsbury Center
Minneapolis, MN 55402-1491

COMMON STOCK DATA

The high and low closing price of the company's common stock and the dividends per share declared for each fiscal quarter of 1998 and 1997, respectively, are shown below:

      1998                              High            Low           Dividend
      ----                            --------        --------        --------
     First Quarter ...........        32 15/16        28 5/8          $    .16
     Second Quarter ..........        38 7/8          32 11/16        $    .16
     Third Quarter ...........        36 15/16        32 1/16         $    .16
     Fourth Quarter ..........        34 1/2          26 3/16         $    .16

     1997                               High            Low           Dividend
     ----                             --------        --------        ---------

     First Quarter ...........        27 7/8          23 1/2          $    .155
     Second Quarter ..........        27              23 7/8          $    .155
     Third Quarter ...........        28 7/16         23 7/8          $    .155
     Fourth Quarter ..........        32 1/2          28 1/16         $    .155


STOCK LISTING

Hormel Foods Corporation's common stock is traded on the New York Stock Exchange. The company's symbol is HRL and is often shown as Hormel in the New York Stock Exchange listing found in the financial section of most daily newspapers. Here, shareholders are able to find the corporation's daily trading activity, stock price and dividend information.


TRANSFER AND REGISTRAR AGENT

Norwest Bank Minnesota, N.A.
161 North Concord Exchange
P.O. Box 64854
South St. Paul, MN 55164-0854

For the convenience of shareholders, a toll-free number (1-800-468-9716) can be used whenever questions arise regarding changes in registered ownership, lost or stolen certificates, address changes or other matters pertaining to the transfer of stock or shareholder records. When requesting information, shareholders must provide their tax identification number, the name(s) in which their stock is registered and their record address.

If you hold stock in more than one account, duplicate mailings of financial information may result. You can help eliminate the added expense by requesting only one copy be sent. Please supply the transfer agent with the names in which all accounts are registered and the name of the account for which you wish to receive mailings. This will not in any way affect dividend check mailings.

Hormel Foods Corporation's DIVIDEND REINVESTMENT PLAN, available to record shareholders, allows for full dividend reinvestment and voluntary cash purchases with brokerage commissions or other service fees paid by the company. AUTOMATIC DEBIT FOR CASH CONTRIBUTION is also available. This is a convenient method to have money automatically withdrawn each month from a checking or savings account and invested in your DIVIDEND REINVESTMENT PLAN account. To enroll in the plan or obtain additional information, contact Norwest Bank Minnesota, N.A., using the address or telephone number provided with its listing in this section as company transfer agent and registrar.

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


DIVIDENDS

The declaration of dividends and all dates related to the declaration of dividends are subject to the judgment and discretion of the Board of Directors of Hormel Foods Corporation. Therefore, there can be no assurance the events indicated in the tableat left will occur or occur on the indicated dates. The Declaration Date is the day on which the Board of Directors votes to declare the dividend. The Ex-Dividend Date is the date which the New York Stock Exchange sets to quote the price of the stock without the dividend. The Record Date is the date on which you must be a shareholder of record on the company's books to receive the dividend. The Payable Date closely follows the day of mailing of the checks. If a check is not received on this date, please wait at least one week to allow for possible postal delays before contacting the company.


REPORTS AND PUBLICATIONS

Copies of the company's Form 10-K annual report to the Securities and Exchange Commission (SEC), the Form 10-Q quarterly reports to the SEC, proxy statement, quarterly earnings releases and other printed corporate literature are available free of charge upon request. Telephone (507) 437-5164 or access financial and other information on the Internet at www.hormel.com.

*As part of our ongoing effort to reduce costs, and recognizing the company's Annual Report to Shareholders is mailed approximately one month following the fourth quarter earnings release date, no quarterly report will be produced and mailed to shareholders. If desired, shareholders may contact (507) 437-5164 to obtain a copy of the fourth quarter earnings release made available to both the media and security analysts.


QUESTIONS ABOUT HORMEL FOODS

Shareholder Inquiries
(507) 437-5669

Analyst/Investor Inquiries
(507) 437-5950

Media Inquiries
(507) 437-5345


ANNUAL MEETING

The Annual Meeting of Shareholders will be held Tuesday, January 26, 1999, in the Richard L. Knowlton Auditorium at Austin (Minn.) High School. The meeting will convene at 8:00 p.m.


CONSUMER AFFAIRS

Inquiries regarding products of Hormel Foods Corporation should be addressed:

     Consumer Affairs Department
     Hormel Foods Corporation
     1 Hormel Place
     Austin, MN 55912-3680 or call 1-800-523-4635


End of Page 33 of Annual Report to Stockholders'

                                   EXHIBIT 23





                         CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual Report (Form 10K) of Hormel Foods Corporation of our report dated November 23, 1998, included in the 1998 Annual Report to Stockholders of Hormel Foods Corporation.

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

We also consent to the incorporation by reference in Registration Statement Number 333-17327 on Form S-3 dated December 5, 1996, in Post-Effective Amendment Number 2 to Registration Statement Number 33-14614 on Form S-8 dated December 6, 1988, in Registration Statement Number 33-14615 on Form S-8 dated May 27, 1987, in Post-Effective Amendment Number 1 to Registration Number 33-29053 dated January 26, 1990, in Registration Statement Number 33-43246 on Form S-8 dated October 10, 1991, and in Registration Statement Number 33-45408 on Form S-8 dated January 31, 1992, of our report dated November 23, 1998, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of Hormel Foods Corporation.



                                                            /s/ERNST & YOUNG LLP




Minneapolis, Minnesota
January 29, 1999

HOMEL FOODS CORPORATION PROXY FOLLOWS.



                            HORMEL FOODS CORPORATION
                                AUSTIN, MINNESOTA



                    NOTICE OF ANNUAL MEETING OF STOCKHOLDERS





To The Stockholders:

    Notice is hereby given that the Annual Meeting of Stockholders of Hormel Foods Corporation, a Delaware corporation, will be held in the Richard L.
Knowlton Auditorium of the Austin High School, Austin, Minnesota, on Tuesday, January 26, 1999, at 8:00 p.m. for the following purposes:

1. To elect a board of 14 directors for the ensuing year.

2. To vote on ratification of appointment, by the Board of Directors, of Ernst & Young as independent auditors for the fiscal year which will end October 30, 1999.

3. To transact such other business as may properly come before the meeting.

    The Board of Directors has fixed December 7, 1998, at the close of business, as the record date for the determination of stockholders entitled to notice of, and to vote at, the Annual Meeting.


                                              By order of the Board of Directors

                                                                     T. J. LEAKE
                                                                       Secretary

December 30, 1998

                            HORMEL FOODS CORPORATION
                                 1 HORMEL PLACE
                             AUSTIN, MINNESOTA 55912





                                 PROXY STATEMENT

    The enclosed proxy is solicited by the Board of Directors of the Company for use at the Annual Meeting of Stockholders to be held on January 26, 1999. The shares represented by the enclosed proxy will be voted in accordance with the stockholder's directions if the proxy is duly executed and returned prior to the meeting. If no directions are specified, the shares will be voted for the election of directors recommended by the Board of Directors, and for the appointment of Ernst & Young as independent auditors for the next fiscal year. Any person giving a proxy may revoke it at any time before it is exercised by contacting the Secretary of the Company.

    The expenses of soliciting proxies will be paid by the Company. If it appears necessary or advisable, proxies may be solicited at Company expense personally, or by telephone or telecopy, by directors, officers and other employees who will not receive additional compensation. The Company will also reimburse brokerage firms, and other custodians, nominees and fiduciaries, for their reasonable out-of-pocket expenses in sending proxy materials to beneficial owners. Your cooperation in promptly signing and returning the enclosed proxy will help to avoid additional expense.

    The Company had 73,495,146 shares of Common Stock outstanding as of December 7, 1998. Each share of stock is entitled to one vote. The Company has no other class of shares outstanding. Only common stockholders of record at the close of business as of December 7, 1998, are entitled to notice of, and to vote at, the Annual Meeting of Stockholders. A majority of the outstanding shares will constitute a quorum at the meeting. Abstentions and broker nonvotes are counted for purposes of determining the presence or absence of a quorum for the transaction of business. Shares represented by abstentions are counted in the same manner as shares submitted with a "withheld" or "no" vote in tabulations of the votes cast on proposals presented to stockholders, whereas shares represented by broker nonvotes are deemed not present, and therefore, not counted for purposes of determining whether a proposal has been approved. This proxy statement and form of proxy are being mailed to stockholders on or about December 30, 1998.


                  STOCKHOLDER PROPOSALS FOR 2000 ANNUAL MEETING

    Any stockholder intending to present a proposal at the Annual Meeting of Stockholders to be held in 2000 must arrange to have the proposal delivered to the Company not later than September 1, 1999, in order to have the proposal considered for inclusion in the proxy statement and the form of proxy for that meeting.

    Additionally, the Company's Bylaw 5 provides certain requirements which must be met in order for a stockholder to bring any business or nominations for election as Directors for consideration at the annual meeting of stockholders, whether or not the business or nomination is requested to be included in the proxy statement and proxy. Those requirements include a written notice to the Secretary of the Company to be received at the Company's principal executive offices at least ninety (90) days before the date that is one year after the prior year's annual meeting. Management intends to use its discretionary proxy authority to vote against any stockholder proposal for which such notice is not provided. For business or nominations intended to be brought to the Annual Meeting of Stockholders to be held in 2000, that date is October 27, 1999.

                              ELECTION OF DIRECTORS

    It is intended that the persons named as proxies in the enclosed proxy will vote for the election of the 14 nominees named below to hold office as directors until the next Annual Meeting of Stockholders and until their successors are elected and qualify. In the event any of such nominees should become unavailable for any reason, which the Board of Directors does not anticipate, it is intended that the proxies will vote for the election of such substitute persons, if any, as shall be designated by the Board of Directors. Directors are elected by a plurality of the votes cast. The fourteen candidates receiving the highest number of votes will be elected.


                                                 NOMINEES FOR DIRECTORS

                                   Principal                                       Year
                                   Occupation                                      First
                                   and Five Year                                   Became a
Name                       Age     Business Experience                             Director

JOHN W. ALLEN, Ph.D.       68      Professor and Director of the Food                1989
                                   Industry Alliance,Michigan State University

JOHN R. BLOCK              63      President, Food Distributors International;       1997
                                   Farming Partnership with son; Former United
                                   States Secretary of Agriculture

ERIC A. BROWN*             52      Group Vice President Prepared Foods Group         1997
                                   since 1997; Senior Vice President, Meat
                                   Products 1993 to 1997; Vice President,
                                   Grocery Products 1987 to 1993

WILLIAM S. DAVILA          67      President Emeritus of The Vons Companies,Inc.     1993

DAVID N. DICKSON*          55      Group Vice President, International and           1990
                                   Corporate Development

E. PETER GILLETTE,JR.      64      Retired President, Piper Trust Company;           1996
                                   President, Piper Trust Company from 1995
                                   to 1998; Commissioner of Minnesota's Depart-
                                   ment of Trade and Economic Development from
                                   1991 to 1995; Former Vice Chairman, Norwest
                                   Corporation

LUELLA G. GOLDBERG        61       Trustee Emerita, Wellesley College; Life         1993
                                   Director, Minnesota Orchestral Association;
                                   Senior Vice President, University
                                   of Minnesota Foundation; Member, Board of
                                   Overseers, University of Minnesota Carlson
                                   School of Management; Chair, Board of Trustees,
                                   University of Minnesota Foundation, 1996 to
                                   1998; Trustee, Wellesley College, 1978 to
                                   1996; Chair, Board of Trustees, Wellesley
                                   College,  1985 to 1993; Acting President,
                                   Wellesley   College,   July  1,  1993  to
                                   October 1, 1993

DON J. HODAPP*            60       Executive Vice President and Chief Financial     1986
                                   Officer

JOEL W. JOHNSON*          55       Chairman, President and Chief Executive          1991
                                   Officer since 1995; President and Chief
                                   Executive Officer, 1993 to 1995; President
                                   and Chief Operating Officer, 1993; President,
                                   1992 to 1993

GERALDINE M. JOSEPH       75       Chair, Advisory Committee, Hubert H.           1974-1978
                                   Humphrey Institute of Public Affairs;
                                   Director, Minnesota International Center;
                                   Senior Fellow Emerita, Hubert H. Humphrey        1981
                                   Institute of Public Affairs; Director,
                                   German Marshall Fund of the U.S., 1989 to
                                   1997; Former United States Ambassador to the
                                   Netherlands

STANLEY E. KERBER*        61       Group Vice President, Meat Products Group        1990

JOSEPH T. MALLOF          47       President, Americas and South Asia, S.C.         1997
                                   Johnson & Sons, Inc. since 1998; President,
                                   North American Consumer Products, S.C.
                                   Johnson & Son, Inc. 1997 to 1998; Executive
                                   Vice President, North American Consumer
                                   Products, S.C. Johnson & Son, Inc. 1995-1997;
                                   Vice President and General Manager, Laundry
                                   and Paper Products, Japan, Procter & Gamble,
                                   Inc. 1991-1995

GARY J. RAY*              52       Executive Vice President of Operations           1990

ROBERT R. WALLER,M.D.     61       Professor of Ophthalmology, Mayo Medical         1993
                                   School; President and Chief Executive Officer,
                                   Mayo Foundation 1988 to 1998; President
                                   Emeritus, Mayo Foundation since 1999; Executive
                                   Committee Chair, Board of Trustees, Mayo
                                   Foundation 1988 to 1998; Chair, Mayo Foundation
                                   for Medical Education and Research 1988 to 1998

     *Messrs. Brown, Dickson, Hodapp, Johnson, Kerber, and Ray are members of the Executive Committee of the Board of Directors.

     Dr. Allen is a member of the Board of Directors of Alliance Associates, Inc., Coldwater, Michigan.

     Mr. Block is a member of the Board of Directors of Deere & Company, Moline, Illinois, and Archer-Daniels-Midland
Company, Decatur, Illinois.

     Mr. Davila is a member of the Board of Directors of Wells Fargo Bank, San Francisco, California, and Pacific Gas and Electric, San Francisco, California.

     Mrs. Goldberg is a member of the Board of Directors of Reliastar Financial Corporation, and TCF Financial Corporation, all of Minneapolis, Minnesota, and of Communications Systems, Inc., Hector, Minnesota.

     Mr. Johnson is a member of the Board of Directors of Meredith Corporation, Des Moines, Iowa, and Ecolab Inc., St. Paul, Minnesota.

    No family relationship exists between any of the nominees for director of the Company.


                            COMPENSATION OF DIRECTORS

    Directors who are not employees of the Company receive a retainer of $25,000 and $1,200 for attendance at each Board Meeting. In addition, a fee of $1,000 is paid for attendance at committee meetings. The Chairpersons of the Audit, Compensation, and Nominating Committees each receive an additional $2,000 per year. Additionally, each February 1, each nonemployee director receives a grant of 2,000 options with an exercise price equal to the fair market value of one share of Common Stock on the date of grant, and an award of $5,000 worth of Restricted Shares. Directors who are employees of the Company receive $100 for each Board Meeting they attend, which has remained unchanged since 1934.


                COMMITTEES OF THE BOARD OF DIRECTORS AND MEETINGS

    The Board of Directors met seven times during the last fiscal year. Six of these meetings were regularly scheduled meetings, and one was a special meeting.

    The Company has Audit, Personnel, Compensation, Nominating, and Employee Benefits Committees of the Board of Directors.

     The Audit Committee members are Mrs. Joseph, Chairperson, Dr. Allen, Mr. Davila, and Mr. Block. The Committee met three times during the last fiscal year. The Audit Committee reviews the arrangement and scope of the audit, reviews the activities and recommendations of the Company's internal auditors, considers comments by the independent accountants with respect to the adequacy of internal control procedures and the consideration given or the corrective action taken by management, reviews internal accounting procedures and controls with the Company's financial and accounting staff and reviews nonaudit services provided by the Company's independent accountants.

     The Company has a Personnel Committee consisting of Mr. Johnson, Chairperson, Dr. Allen, Mr. Mallof, and Dr. Waller. This Committee deals, among other things, with matters of management positions and the succession of management. The Committee met once during the last fiscal year.

     The  Company  has  a  Compensation  Committee  consisting  of  Mr.  Davila,
Chairperson, Mr. Gillette, and Mr. Mallof. The primary function of this Committee is to establish compensation arrangements for all officers of the Company and other senior management personnel. The Committee met twice during the last fiscal year. The Company has a Nominating Committee, consisting of Dr. Waller, Chairperson, Mr. Block, Mrs. Goldberg, Mr. Johnson, and Mrs. Joseph. Board of Directors nominees are proposed by the Nominating Committee, which will consider nominees recommended by stockholders. Stockholder recommendations should be sent to the Secretary of the Company for forwarding to the Nominating Committee. The Committee met once during the last fiscal year.

     The Company has an Employee Benefits Committee, consisting of Mr. Hodapp, Chairperson, Mr. Dickson, Mr. Gillette, and Mrs. Goldberg. The Committee oversees the Company's benefit policies, the investment management of pension funds, the adequacy of benefit reserves and controls, and compliance with pertinent laws and regulations. The Committee met six times during the last fiscal year.


                             PRINCIPAL SHAREHOLDERS

    Information as to the persons or groups known by the Company to be beneficial owners of more than five percent of the Company's voting securities, as of October 31, 1998, is shown below:

                  Name and Address                Amount              Percent
Title of Class    of Beneficial Owner        Beneficially Owned       of Class

Common Stock      The Hormel Foundation(1)       32,031,361            43.58%
                  501 16th Avenue NE
                  Austin, MN 55912


     (1)The Hormel Foundation holds 2,541,331 of such shares as individual owner and 29,490,030 of such shares as trustee of various trusts. The Hormel
     Foundation, as trustee, votes the shares held in trust. The Hormel Foundation has a remainder interest in all of the shares held in trust. The remainder interest consists of corpus and accumulated income in various trusts which are to be distributed when the trusts terminate upon the death of designated beneficiaries, or upon the expiration of twenty-one years after the death of such designated beneficiaries.

     The Hormel Foundation was converted from a private to a public foundation on December 1, 1980. The Certificate of Incorporation and Bylaws of the Foundation provide for a Board of Directors, a majority of whom represent nonprofit agencies to be given support by the Foundation. Each member of the Hormel Foundation has equal voting rights.

Members of The Hormel Foundation are: Chairman, Richard L. Knowlton, retired Chairman of the Board of Hormel Foods; Jerry A. Anfinson, Certified Public Accountant, Austin; Mahlon S. Krueger, United Way of Mower County, Inc.; Donald
R. Brezicka, St. Olaf Hospital Administrator, representing the St. Olaf Hospital Association, Austin; Don J. Hodapp, Executive Vice President and Chief Financial Officer of Hormel Foods; Kermit F. Hoversten, Attorney, representing the City of Austin; William R. Hunter, retired Executive Vice President of Hormel Foods; James G. Huntting, Jr., retired President of Huntting Elevator Company of
Austin; Joel W. Johnson, Chairman, President and Chief Executive Officer of Hormel Foods; James R. Mueller, Executive Director, Cedar Valley Rehabilitation Workshop, Inc., Austin; J. Doug Myers, representing the Austin Public Education Foundation Inc.; Raymond B. Ondov, Attorney, Austin; Mark T. Bjorlie, Executive Director, Young Men's Christian Association, Austin; Gary J. Ray, Executive Vice President of Hormel Foods; H. O. Schmid, Director, Hormel Institute, Austin, representing the University of Minnesota; Robert J. Thatcher, retired Treasurer of Hormel Foods, representing the Austin Community Scholarship Committee; and Ed
C. Wilson, Jr., Officer in Charge, The Salvation Army of Austin.



                        SECURITY OWNERSHIP OF MANAGEMENT

    Information as to beneficial ownership of the Company's equity securities by directors, nominees, and executive officers of the Company as of October 31, 1998, is shown below:

                  Name of                          Amount              Percent
Title of Class    Beneficial Owner           Beneficially Owned (1)    of Class

Common Stock      John W. Allen (2)             10,318                     *

Common Stock      John R. Block (2)              1,512                     *

Common Stock      Eric A. Brown (2)(3)(5)      140,754                     *

Common Stock      William S. Davila (2)         13,677                     *

Common Stock      David N. Dickson (2)(5)       93,282                     *

Common Stock      E. Peter Gillette, Jr. (2)     3,861                     *

Common Stock      Luella G. Goldberg (2)        15,204                     *

Common Stock      Don J. Hodapp(2)(3)(4)(5)    256,499                     *

Common Stock      Joel W. Johnson(2)(4)(5)     398,255                     *

Common Stock      Geraldine M. Joseph(2)(3)      8,576                     *

Common Stock      Stanley E. Kerber(2)(3)(5)   148,085                     *

Common Stock      Joseph T. Mallof (2)           1,792                     *

Common Stock      Gary J. Ray(2)(3)(4)(5)      238,071                     *

Common Stock      Robert R. Waller, M.D. (2)     7,083                     *

Common Stock      All Directors and (5)(6)   2,260,829                     3.08%
                  Executive Officers as a Group
     (1)Except as  otherwise  indicated  and  subject  to  applicable  community property and similar statutes,  the persons listed as beneficial owners of the  shares of the  Company's  Common  Stock  have sole  voting  and investment  power with respect to said shares.  Holdings are rounded to the nearest full share.

     (2)The  total  number  of  shares  of  the  Company's  Common  Stock
         beneficially   owned  by  the  following   persons  includes  the
         following  number of shares  subject to  immediately  exercisable options:  Dr.  Allen -  7,000;  Mr.  Block - 1,000;  Mr.  Brown -
         110,000; Mr. Davila - 6,000; Mr. Dickson - 80,000; Mr. Gillette -
         2,000; Mrs. Goldberg - 4,000; Mr. Hodapp - 184,000; Mr. Johnson -
         380,000;  Mrs. Joseph - 5,000; Mr. Kerber - 90,000;  Mr. Mallof -
         1,000; Mr. Ray - 184,000; and Dr. Waller - 6,000.

     (3)The total number of shares of the Company's Common Stock beneficially owned by the following nominees for election as directors includes the following number of shares of the Company's Common Stock beneficially owned by members of their respective households: Mr. Brown - 1,100; Mr.
         Hodapp - 19,069;  Mrs. Joseph - 19; Mr. Kerber - 35,966;  and Mr. Ray -
         1,164.

     (4)Does not include any shares owned by The Hormel Foundation, of which Mr.
         Johnson, Mr. Ray, and Mr. Hodapp are members.

     (5)Shares listed as beneficially owned include, where applicable, shares allocated to participants' accounts under the Hormel Tax Deferred
         Investment Plan 401(k)A and the Company's Founders' Fund Plan, and a pro-rata share of unallocated shares held in the Company's Joint
         Earnings Profit Sharing Trust for the benefit of participants.

     (6)As of October 31, 1998, all directors and executive officers as a group owned beneficially 1,804,293 shares subject to immediately exercisable options.

*   Less than one percent.

                             EXECUTIVE COMPENSATION

             Compensation Committee Report on Executive Compensation

    The Compensation Committee (the "Committee") consists exclusively of nonemployee directors, and is responsible for setting and administering the policies that govern the compensation of executive officers of the Company, including the five executive officers named in this proxy statement. The Committee also administers the Company's stock option plans, Operators' Share Incentive Compensation Plan, and Long-Term Incentive Plan.


Philosophy/Objectives

    The Committee's objective is to attract and retain the most highly qualified executive officers in a manner which provides incentives to create stockholder value. This objective is accomplished by establishing compensation which is calculated to attract and retain the best management talent available while at the same time providing both significant risk and opportunity for reward based on Company performance.

    Executive officer Annual Compensation as related in the Summary Compensation Table on page 11 consists of salary and formula bonus determined by Company earnings under the Company's Operators' Share Incentive Compensation Plan. Long Term Compensation is provided by stock options and restricted shares which provide longer term compensation opportunities based on increases in the value of the Company's stock, and by the Company's Long Term Incentive Plan based on the Company's ranking in cumulative total shareholder return over a designated performance period compared to a pre-selected peer group. In its considerations, except as noted below, the Committee does not assign quantitative relative weights to different factors or follow mathematical formulae. Rather, the Committee exercises its discretion and makes a judgment after considering the factors it deems relevant. The Committee believes that it has set compensation at appropriate levels which reflect each executive's contribution to achieving the Company's goals and in a manner that ties the executive's earning opportunity to the welfare of the Company's stockholders.

    In the Committee's view, it is in the Company's best interest to offer compensation opportunities which enable the Company to compete with other American industrial companies for the most effective talent available. However, it is also the Committee's view that such opportunities should involve compensation which is significantly "at risk" to the fortunes of the Company. For that reason, while total Annual Compensation is targeted to place an executive's total compensation at the 75th percentile of the compensation reported by a consultant retained by the Company as described below, the proportion of formula bonus in the compensation mix will generally increase as the executive officer's responsibilities and compensation increase. In the case of the five executive officers named in the Summary Compensation Table, the formula bonus exceeds salary for each of the reported years.

Executive Officer Annual Compensation:Salary and Operators' Share Incentive Plan

    Salary is the weekly cash payment which is assured to the executive officer as part of the employment relationship.

    The formula bonus determined by Company earnings under the Company's Operators' Share Incentive Compensation Plan, variations of which have been used by the Company for many years, is an amount equal to the after tax earnings per share reported by the Company at fiscal year end on the Company's Common Stock multiplied by a designated number of assumed shares ("Operators' Shares"). Whenever a cash dividend is declared on the Company's Common Stock, a Plan participant will be paid the amount of such per share dividend multiplied by the number of Operators' Shares held by the participant on the dividend record date at the same time the dividend is paid to stockholders ("Dividend Equivalent"). After the end of each fiscal year of the Company, each participant will receive a payment equal to the number of Operators' Shares held by the participant on the last day of the fiscal year multiplied by the Company's after-tax net earnings per share, minus all Dividend Equivalents paid to or due to the participant on account of dividends declared during such fiscal year. Operators' Shares do not constitute any form of equity ownership in the Company, and are limited to a method for calculating compensation.

    The level of salary and number of Operators' Shares is determined annually in the following manner in the case of each executive officer.

    Each executive officer position has been rated based on evaluation criteria provided by Hay Consulting Group, an independent nationally recognized management compensation firm ("Consultant"). The Consultant has rated the Chief Executive Officer ("CEO") position and, with input from the CEO, has rated the major officer positions reporting directly to the CEO, including all executive officers named in the Summary Compensation Table. Other executive positions within the Company are rated by a job evaluation committee currently comprising the Company's two Executive Vice Presidents, a Group Vice President, and the Company's Vice President of Human Resources, utilizing the Consultant as a resource.

    The ratings of each executive officer position are a measurement of job content expressed in numerical points, measuring qualitative attributes of the position using a methodology developed by the Consultant. The Consultant annually assigns a range of compensation values to those numerical ratings using Consultant's data base drawn from surveys of several hundred American companies in a variety of industries. The Committee has determined that it is appropriate and in the Company's best interest to set the policy guideline for Company compensation at the 75th percentile of the range of compensation provided by the Consultant for a given numerical rating. Once the level of compensation is established, the appropriate amount is provided through a combination of salary and Operators' Shares. A significant percentage of that compensation for all executive officers is provided by awarding Operators' Shares. For purposes of determining the number of Operators' Shares to be awarded, Operators' Shares are valued based on a three year average of Company earnings. The basic concept underlying Operators' Shares has been used by the Company since 1932 as a significant component of executive compensation. Compensation from Operators' Shares exceeded salary for each executive officer named in the Summary Compensation Table in each of the past three fiscal years.

    In addition to the salary and Operators' Shares described above, Annual Compensation has in past years included a discretionary cash bonus proposed by the CEO for a small group of executive officers which the Committee has the authority to accept or reject, and a bonus provided by the Committee for the CEO. This discretionary bonus has been superceded by the Long-Term Incentive Plan described below.


                   Executive Officer Long-Term Compensation:
                 Stock Option Plan and Long-Term Incentive Plan

    Acting as the Committee administering the Company's 1991 Key Employee Stock Option and Award Plan, the Committee reviews recommendations from the CEO for the grant of options or Restricted Shares to executive officers (other than the CEO) and other eligible recommended employees. The Committee's determination of option grants in fiscal year 1998 and in past years reflected in the Summary Compensation Table took into consideration the executive officer's past grants, compensation level, contributions to the Company during the last completed fiscal year, and potential for contributions in the future. (No Restricted Shares were awarded during fiscal year 1998.)

    Options are granted at the market price of the Company stock at date of grant, and provide compensation to the optionee only to the extent the market price of the stock increases between the date of grant and the date the option is exercised. Options are intended to provide long term compensation tied specifically to increases in the price of the Company's stock.

    The total number of options granted in each year, which may vary from year to year, bears a general relationship to the total number of options authorized by the Company's stockholders divided by the number of years in the term of the Plan under which the options are awarded. While options are generally awarded based on the influence an executive position is considered by the Committee to have on stockholder value, the number of options awarded may vary up or down from prior year awards based on the level of an individual executive officer's contribution to the Company in a particular year, based on the recommendation of the CEO.

    Company executive officers are eligible to participate in the "Hormel Foods Corporation Long-Term Incentive Plan". This Plan is designed to provide a small group of key employees selected by the Committee with an incentive to maximize stockholder value. In selecting participants, and the amount of cash incentive which can be earned by each participant, the Committee takes into account the nature of the services rendered by the employee, his or her present and potential contributions to the success of the Company and such other factors as the Committee deems relevant.

    Under the Long-Term Incentive Plan the Committee sets specific performance goals, which are based solely on cumulative total return to stockholders compared to preselected peer groups. Performance of the goals is expected to be measured over three years, but in no case less than 24 months, and is expected to be ranked against a peer group of companies selected by the Committee. The first awards under this Plan were made for an approximately three year performance period commencing November 1, 1996, and ending on the tenth day on which shares are traded on the New York Stock Exchange following October 30, 1999. At the end of the performance period, payment will be made for attainment of the specified goals based on the increase or decrease in market value of the Company stock, together with dividends deemed reinvested, ("Total Shareholder Return") during the performance period ranked against the Total Shareholder Return of the peer group companies.

                      Chief Executive Officer Compensation

    The cash compensation of the CEO is established by the Committee in generally the same way as cash compensation is determined for other executive officers, and the Committee employs generally the same criteria for option grants and Restricted Share awards as apply to other executive officers, taking into consideration the CEO's responsibility for the total enterprise. Based on information received from Hay Consulting Group, rating Mr. Johnson's position and comparing his annual cash compensation to cash compensation received by individuals in other companies in similar positions, the Committee awarded Mr. Johnson a salary increase of $2,569.23 per week and an increase of 35,000 Operators' Shares which he received in fiscal year 1998, and which is reflected in the Summary Compensation Table at page 11. The Committee granted Mr. Johnson the stock options reflected in the Summary Compensation Table at page 11. The Committee did not award Mr. Johnson any Restricted Shares in fiscal year 1998. While the salary component of Mr. Johnson's fiscal year 1998 cash compensation was predetermined for the year, the Operators' Shares formula bonus, comprising more than half of his fiscal year 1998 cash compensation, was determined by the Company's net earnings per share for fiscal year 1998 as explained under the heading "Executive Officer Annual Compensation: Salary and Operators' Share Incentive Plan" on the preceding page. In addition to salary and formula bonus under the Operators' Share Incentive Compensation Plan, as described above, Mr. Johnson is participating in the Company's Long-Term Incentive Plan, through an award granted to Mr. Johnson by the Committee in fiscal year 1997. The Committee has not granted Mr. Johnson any award under the Long-Term Incentive Plan in fiscal year 1998. Mr. Johnson's long-term compensation under the Stock Option Plan and Long-Term Incentive Plan, if any, will depend on the Company's stock price relative to the exercise price of each option granted, and on the attainment by the Company of the performance goals specified for the Long-Term Incentive Plan performance period for which the award was made.


Deductibility of Compensation Under Internal Revenue Code Section 162 (m)

    Section 162(m) of the Internal Revenue Code, adopted in 1993, imposes a $1 million cap, subject to certain exceptions, on the deductibility to a company of compensation paid to the five executive officers named in such company's proxy statement. The stockholders voted at the 1997 Annual Meeting of Stockholders to amend and approve the Company's 1991 Key Employee Stock Option and Award Plan to enable options granted under that Plan to qualify as deductible performance based compensation under Section 162(m), so that any compensation realized from the exercise of stock options would not be affected by Section 162(m). The stockholders voted at the 1998 Annual Meeting of Stockholders to approve the Company's Operators' Share Incentive Compensation Plan and the Company's Long-Term Incentive Plan for the purpose of qualifying those plans under Section 162(m). The Committee believes that compensation paid pursuant to those two Plans will be deductible, except for Dividend Equivalents paid under the Operators' Share Plan (which may not be deductible in full for any named executive officer in a given year). Additionally, cash compensation voluntarily deferred by the executive officers named in this proxy statement under the Company's Deferred Compensation Plans is not subject to the Section 162(m) cap until the year paid. Thus, compensation paid this fiscal year subject to the
Section 162(m) cap is not expected to exceed $1 million for any named executive officer. Therefore the Committee believes that the Company will not be subject to any Section 162(m) limitations on the deductibility of compensation paid to the Company's named executive officers for fiscal year 1998.

    The Committee continues to consider other steps which might be in the Company's best interests to comply with Section 162(m), while reserving the right to award future compensation which would not comply with the Section 162(m) requirements for nondeductibility if the Committee concluded that this was in the Company's best interests.




                                               THE COMPENSATION COMMITTEE

                                                   William S. Davila
                                                 E. Peter Gillette, Jr.
                                                    Joseph T. Mallof


                                               Summary Compensation Table

   The following table sets forth the cash and noncash compensation for each of the last three fiscal years earned by or awarded to the Chief Executive Officer and the four other most highly compensated executive officers of the Company:

                                                                                   Long Term Compensation
                                    Annual Compensation                            Awards               Payouts
                                                     Other
                                                     Annual        Restricted   Securities                      All
                                                     Compen-       Stock        Underlying        LTIP         Other
                                    Salary   Bonus   sation        Award(s)     Options/          Payouts      Compensa-
Name and Principal Position   Year  ($)(1)  ($)(2)   ($)(3)        ($)          SARs (#)(4)       ($)          tion ($)(5)(6)

Joel W. Johnson               1998  548,246 777,000     -          0            70,000            0            26,804
Chairman, President and       1997  418,000 550,550     -          0            -0-               0            19,464
Chief Executive Officer       1996  370,500 374,400     -          0            100,000           0            16,546

Don J. Hodapp                 1998  292,900 444,000     -          0            30,000            0            14,346
Executive Vice President,and  1997  261,300 343,200     -          0            -0-               0            12,427
Chief Financial Officer       1996  238,900 249,600     -          0            50,000            0            10,878

Gary J. Ray                   1998  239,900 388,500     -          0            30,000            0            12,361
Executive Vice President      1997  211,100 300,300     -          0            -0-               0            10,542
                              1996  197,300 218,400     -          0            50,000            0             9,388

Stanley E. Kerber             1998  190,500 342,250     -          0            15,000            0             9,526
Group Vice President          1997  181,700 264,550     -          0            -0-               0             8,795
                              1996  177,400 192,400     -          0            25,000            0             8,262

James W. Cole                 1998  224,000 296,000     -          0            10,000            0            11,213
Group Vice President          1997  196,400 228,800     -          0            -0-               0             9,476
                              1996  186,000 166,400     -          0            25,000            0             8,698



     (1)Includes director fee payments of $100 per meeting attended for each officer named in the table.

     (2)Includes payments under the Company's Operators' Share Incentive Compensation Plan as well as annual discretionary bonuses. No discretionary bonuses were paid in 1997 or 1998. The amounts shown in the Table include those amounts voluntarily deferred by the named individuals under the Company's Deferred Compensation Plans, which permit participants to voluntarily defer receipt of all or part of the payments currently due to the participant under the Operators' Share Incentive Compensation Plan.

     (3)There was no Other Annual Compensation exceeding the lesser of $50,000 or 10% of total Annual Compensation in each of the years shown.

     (4)No SARs were awarded in 1996, 1997, or 1998.

     (5)The amount shown includes Company Joint Earnings Profit Sharing distributions which may be authorized by the Board of Directors in its discretion based on Company profits. The total amount of Company distributions declared available to all participants by the Board is allocated in the same proportion as each person's base weekly wage bears to the total base wage for all eligible persons. Payments to the executive officers named in the Table are calculated using the same proportional formula as is used for all eligible employees. Joint Earnings Profit Sharing distributions were for Mr. Johnson $25,954 in 1998, $18,614 in 1997, and $15,696 in 1996; for Mr. Hodapp $13,496 in
         1998,  $11,577 in 1997,  and  $10,028 in 1996;  for Mr. Ray  $11,086 in
         1998,  $9,307 in 1997,  and $8,284 in 1996;  for Mr.  Kerber  $8,676 in
         1998,  $7,945 in 1997,  and $7,412 in 1996; and for Mr. Cole $10,363 in
         1998, $8,626 in 1997, and $7,848 in 1996. "All Other Compensation" also includes Company matching payments of up to $200.00 under the Company's Founders' Fund Plan and up to $650.00 under the Hormel Tax Deferred Investment Plan A. Both of these matching payments, in the same amount, are available to all other eligible employees. Company matching payments were for Mr. Johnson $200 and $650 in 1998, $200 and $650 in 1997, and $200 and $650 in 1996; for Mr. Hodapp $200 and $650 in 1998,
         $200 and $650 in 1997,  and $200 and $650 in 1996; for Mr. Ray $200 and
         $650 in 1998, $200 and $650 in 1997, and $200 and $650 in 1996; for Mr.
         Kerber $200 and $650 in 1998,  $200 and $650 in 1997, and $200 and $650
         in 1996; and for Mr. Cole $200 and $650 in 1998, $200 and $650 in 1997,
         and $200 and $650 in 1996. For Mr. Ray "All Other Compensation" includes Company contributions to a disability insurance program which is available to all other eligible employees with benefits proportional to Annual Compensation. Mr. Ray received contributions of $425 in 1998, $385 in 1997 and $254 in 1996.

     (6)None of the named executive officers held any Restricted Stock at year end.



                               STOCK OPTIONS TABLE

   The following tables summarize option grants and exercises during 1998 to or by the Chief Executive Officer or the executive officers named in the Summary Compensation Table above, and the values of options granted during 1998 and held by such persons at the end of 1998.


                                         Option/SAR Grants in Last Fiscal Year
                                                     Potential Realizable Value at Assumed Annual
                  Individual Grants         Rates of Stock Price Appreciation for Option Term
                  -----------------------------------------------------------------------------------------
                  Number            % of Total
                  of Securities     Options/SARs
                  Underlying        Granted to         Exercise
                  Options/SARs      Employees in       or Base Price   Expiration
Name              Granted(#)(0)     Fiscal Year         ($/Sh)          Date         5%($)          10%($)
-------------     ------------      ------------        -----------    ---------     --------      ------
Joel W. Johnson      70,000           17.28%             $29.3125     12/18/2007     1,290,413      3,270,160
Don J. Hodapp        30,000            7.41%             $29.3125     12/18/2007       553,034      1,401,497
Gary J. Ray          30,000            7.41%             $29.3125     12/18/2007       553,034      1,401,497
Stanley E. Kerber    15,000            3.70%             $29.3125     12/18/2007       276,517        700,749
James W. Cole        10,000            2.47%             $29.3125     12/18/2007       184,345        467,166




 Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values (1)
                                                     Number of Securities         Value of Unexercised
                                                     Underlying Unexercised       In-the-Money
                                                     Options/SARs at              Options at Fiscal
                                                     Fiscal Year End (#)(4)       Year End($)(2)(3)(4)
                        Shares Acquired   Value      Exercisable/                 Exercisable/
   Name                  on Exercise(#) Realized ($) Unexercisable                Unexercisable

Joel W. Johnson               0           N/A           380,000/0                   3,339,375
Don J. Hodapp                 0           N/A           184,000/0                   1,595,375
Gary J. Ray                   0           N/A           184,000/0                   1,595,375
Stanley E. Kerber           20,000      $285,000         90,000/0                     745,314
James W. Cole               28,707      $464,695         96,293/0                     834,963

     (1)There are no outstanding SARs.

     (2)Unrealized value of in-the-money options at year end represents the aggregate difference between the market value at October 31, 1998 and the applicable exercise price.

     (3)The differences between market value and exercise price in the case of unrealized value accumulate over what may be, in many cases, several years.

     (4)There are no unexercisable options.

                                         LONG-TERM INCENTIVE PLAN AWARDS TABLE

   The following table summarizes awards under the Company's Long-Term Incentive Plan during 1998 to the Chief Executive Officer or the executive officers named in the Summary Compensation Table above.

                                 Long-Term Incentive Plan - Awards in Last Fiscal Year
                                                                               Estimated Future Payouts under Non-Stock
                                                                                          Price-Based Plans
(a)                           (b)                    (c)                   (d)           (e)        (f)
                                                     Performance
                              Number of              or Other
                              Shares, Units Period   Until
                              or Other               Maturation or         Threshold(6)  Target(6)   Maximum(6)
Name                          Rights ($)(1)          Payout (0)              ($)           ($)          ($)
Joel W. Johnson               0                      N/A                     N/A           N/A         N/A
Don J. Hodapp                 0                      N/A                     N/A           N/A         N/A
Gary J. Ray                   0                      N/A                     N/A           N/A         N/A
Stanley E. Kerber             0                      N/A                     N/A           N/A         N/A
James W. Cole                 0                      N/A                     N/A           N/A         N/A

(1) No awards were made during the fiscal year ending October 31, 1998.

                                  PENSION PLAN

   The Company maintains noncontributory defined benefit pension plans covering substantially all employees. Pension benefits for salaried employees are based upon the employee's highest five years of compensation (as described below) of the last 10 calender years of service and the employee's length of service. The Company also maintains a supplemental executive retirement plan that provides pension benefits calculated under the qualified defined benefit pension plan formula that exceed the annual benefit limitation for defined benefit plans qualifying under the Internal Revenue Code. Contingent on Mr. Johnson remaining employed with the Company until at least July 14, 2003, a Company-established plan will credit Mr. Johnson with deemed years of service for purposes of determining both the amount of and eligibility for retirement benefits under the Company's retirement plans. The following tabulation shows the estimated aggregate annual pension payable to an employee under the qualified defined benefit pension plan and the supplemental executive retirement plan upon normal retirement at the end of fiscal year 1998 at age 65 under various assumptions as to final average annual compensation and years of service, and on the assumptions that the retirement plans will continue in effect during such time without change and that the employee will select a single life annuity option. The pension benefits shown below reflect an integration with Social Security benefits.

Average Annual
Compensation                                                  Years of Service
                     15          20         25            30           35              40              45
$  250,000        $56,974     $75,966     $94,957      $113,949    $  132,940     $  151,932     $  170,923
$  500,000        $116,974    $155,966    $194,957     $233,949    $  272,940     $  311,932     $  350,923
$  750,000        $176,974    $235,966    $294,957     $353,949    $  412,940     $  471,932     $  530,923
$  1,000,000      $236,974    $315,966    $394,957     $473,949    $  552,940     $  631,932     $  710,923
$  1,250,000      $296,974    $395,966    $494,957     $593,949    $  692,940     $  791,932     $  890,923
$  1,500,000      $356,974    $475,966    $594,957     $713,949    $  832,940     $  951,932     $1,070,923
$  1,750,000      $416,974    $555,966    $694,957     $833,949    $  972,940     $1,111,932     $1,250,923
$  2,000,000      $476,974    $635,966    $794,957     $953,949    $1,112,940     $1,271,932     $1,430,923

   The compensation for the purpose of determining the pension benefits consists of Annual Compensation, Restricted
Stock Awards, and LTIP Payouts. The years of credited service for individuals listed in the Summary Compensation Table are: 7 years for Mr. Johnson; 32 years for Mr. Hodapp; 30 years for Mr. Ray; 43 years for Mr. Kerber; and 35 years for
Mr. Cole.

                          COMPARATIVE STOCK PERFORMANCE

   The following graph compares the cumulative total shareholder return on the Company's Common Stock during the five fiscal years preceding October 31, 1998, with the Standard & Poor's 500 Stock Index and the Standard & Poor's Food Group Index (assuming the investment of $100 in each vehicle on October 30, 1993, and the reinvestment of all dividends during such period).


                 Comparison of Five Year Cumulative Total Return
   Among Hormel Foods Corporation, S & P 500 Index, and S & P Food Group Index


* $100 invested on 10/31/93 in stock or index including reinvestment of dividends.
Fiscal year ending October 31.

               OTHER INFORMATION RELATING TO DIRECTORS, NOMINEES,
                             AND EXECUTIVE OFFICERS

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Persons serving as members of the Compensation Committee during fiscal year 1998 were William S. Davila, E. Peter Gillette, Jr. and Joseph T. Mallof. None of such persons was an officer or employee of the Company or any of its subsidiaries during fiscal 1998, was formerly an officer of the Company or any of its subsidiaries or had any other relationship with the Company or any of its subsidiaries requiring disclosure under the applicable rules of the SEC. RELATED PARTY TRANSACTIONS

   During fiscal year 1998 the Company purchased 13,345 hogs in ordinary course of business (approximately 2/10 of one percent of the Company's total hog purchases) from Block Farms, a partnership owned by Mr. John R. Block and his son, at the same prices paid by the Company to its other spot market hog suppliers. During fiscal year 1998, employees of the company provided administrative services to the Hormel Foundation, which beneficially owns more than five percent of the Company's common stock, for which the Hormel Foundation paid the Company $102,864.17, reimbursing the company for its fully allocated cost for the employee time expended.


                  SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

   Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, certain officers, and any persons holding more than 10 percent of the Company's Common Stock to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission and the New York Stock Exchange. Specific due dates for these reports have been established, and the Company is required to disclose in this proxy statement any failure to file by those dates during 1998.

   In making these disclosures, the Company has relied on the representations of its directors and officers and copies of the reports that they have filed with the Commission.

   Based on those representations and reports, the Secretary of the Company inadvertently made two late Form 4 filings on behalf of Company executive officers. One covered five gifts of shares of the Company's Common Stock made on the same day by Mr. Dickson which were timely reported by Mr. Dickson to the Secretary consistent with Company policy. The other covered intra-plan transfers of funds out of Company stock funds in two Company employee benefit plans occurring on the same day for the account of Mr. James Jorgenson, Company Vice President, for which the Secretary had assumed reporting responsibility.


                       APPROVAL OF APPOINTMENT OF AUDITORS

   Subject to ratification by the stockholders, the Board of Directors has appointed Ernst & Young, independent public accountants, to audit the financial statements of the Company and its consolidated subsidiaries for the fiscal year which will end October 30, 1999. Ernst & Young are the present public auditors and have served as public auditors for the Company since 1931. Representatives of the firm are expected to be present at the meeting and will be afforded an opportunity to make a statement, if they desire to do so and be available to respond to appropriate questions. Management is not aware of any direct or indirect financial interest or any other connections Ernst & Young may have with the Company or its subsidiaries except the usual professional status of an independent auditor.

   Audit services rendered by Ernst & Young for the fiscal year ended October 31, 1998, included the examination of the financial statements of the Company and its subsidiaries, review of certain documents filed by the Company with the Securities and Exchange Commission, and examination of the financial statements of various employee benefit plans.

   The affirmative vote of the majority of the shares of Common Stock represented at the meeting shall constitute ratification. The Board of Directors recommends a vote FOR the proposal to approve the appointment of Ernst & Young.

                                  OTHER MATTERS

   The management of your Company does not know of any matters to be presented at the meeting other than those mentioned above. However, if any other matters come before the meeting, it is intended that the holders of the proxies will vote thereon in their discretion.

                                              By order of the Board of Directors

                                                                     T. J. LEAKE
                                                                       Secretary
December 30, 1998

PROXY CARDS
NUMBER 1


HORMEL FOODS CORPORATION
1 Hormel Place
Austin, MN 55912



PROXY

This proxy is solicited on behalf of the Board of Directors. The undersigned hereby appoints Joel W. Johnson, Don J. Hodapp, Gary J. Ray or a majority thereof present, or if only one be present, then that one, with full power of substitution, and hereby authorizes them to represent and to vote as designated below all the shares of Common Stock of Hormel Foods Corporation held of record by the undersigned on December 7, 1998, at the Annual Meeting of Stockholders to be held on January 26, 1999, or any adjournment thereof.

1. ELECTION OF DIRECTORS FOR all nominees listed below WITHHOLD AUTHORITY (except as marked to the contrary below) (to vote for all nominees) John W.
Allen, John R. Block, Eric A. Brown, William S. Davila, David N. Dickson, E. Peter Gillette, Jr., Luella G. Goldberg, Don J. Hodapp, Joel W. Johnson, Geraldine M. Joseph, Stanley E. Kerber, Joseph T. Mallof, Gary J. Ray, Robert R. Waller, M.D. (INSTRUCTION: To withhold authority to vote for any individual nominee, write that nominee's name on the space provided below.)

2. PROPOSAL TO APPROVE THE APPOINTMENT OF ERNST & YOUNG AS THE INDEPENDENT AUDITORS OF THE CORPORATION. FOR AGAINST ABSTAIN

3. IN THEIR DISCRETION, THE PROXIES ARE AUTHORIZED TO VOTE UPON SUCH OTHER BUSINESS AS MAY PROPERLY COME BEFORE THE MEETING. YES NO

This proxy when properly executed will be voted in the manner directed herein by the undersigned stockholder. If no direction is made, the proxy will be voted FOR Proposals 1 and 2, and authorization will be deemed granted on point 3.

     Please sign exactly as name appears below. When shares are held by joint tenants, both should sign. When signing as attorney, executor, administrator, trustee or guardian, please give full title as such. If a corporation, please sign in full corporate name by President or other authorized officer. If a partnership, please sign in partnership name by authorized person.

   Dated January________, 1999
   ----------------------------------------------------
   Signature
   ----------------------------------------------------
   Signature if held jointly

PROXY CARDS
NUMBER 2

HORMEL FOODS CORPORATION
1 Hormel Place
Austin, MN 55912

PROXY

This proxy is solicited on behalf of the Board of Directors. The undersigned hereby appoints Joel W. Johnson, Don J. Hodapp, Gary J. Ray or a majority thereof present, or if only one be present, then that one, with full power of substitution, and hereby authorizes them to represent and to vote as designated below all the shares of Common Stock of Hormel Foods Corporation held of record by the undersigned on December 7, 1998, at the Annual Meeting of Stockholders to be held on January 26, 1999, or any adjournment thereof. This proxy also functions as a voting direction to the trustee of the employee plan(s) in which Hormel stock was held for your account on December 7, 1998. Please refer to the explanation on the opposite side of this card.

1. ELECTION OF DIRECTORS FOR all nominees listed below WITHHOLD AUTHORITY (except as marked to the contrary below) (to vote for all nominees) John W.
Allen, John R. Block, Eric A. Brown, William S. Davila, David N. Dickson, E. Peter Gillette, Jr., Luella G. Goldberg, Don J. Hodapp, Joel W. Johnson, Geraldine M. Joseph, Stanley E. Kerber, Joseph T. Mallof, Gary J. Ray, Robert R. Waller, M.D. (INSTRUCTION: To withhold authority to vote for any individual nominee, write that nominee's name on the space provided below.)

2. PROPOSAL TO APPROVE THE APPOINTMENT OF ERNST & YOUNG AS THE INDEPENDENT AUDITORS OF THE CORPORATION. FOR AGAINST ABSTAIN

3. IN THEIR DISCRETION, THE PROXIES ARE AUTHORIZED TO VOTE UPON SUCH OTHER BUSINESS AS MAY PROPERLY COME BEFORE THE MEETING. YES NO

SHARES COVERED BY THIS PROXY CARD ARE LISTED OPPOSITE THE CODES WHICH ARE EXPLAINED BELOW.
   If you are a shareholder of record, your signature on this proxy card will appoint a proxy for the shares listed opposite code COMM and direct the proxy as to how to vote.
         COMM - Shares held in your record account for which you are designating and directing a proxy.

   If you participate in any employee plans, your signature will serve as a voting direction to the trustee of the ESPP, JEPST, 401K-A or 401K-B for any shares listed opposite those codes, instead of appointing Messrs.
Johnson, Hodapp and Ray as your proxy for those shares.
         ESPP - Shares held in your account in the Employee Stock Purchase Plan. By signing this proxy, the undersigned appoints Piper Jaffray Inc. with full power of substitution, and hereby directs them to represent and to vote those shares, in person or by proxy, as designated below.

         JEPST - Shares held in your account in the Hormel Foods Corporation Joint Earnings Profit Sharing Trust. By signing this proxy, the undersigned appoints Investors Bank Trust with full power of substitution and hereby directs them to represent and to vote those shares, in person or by proxy, as designated below.

         401K-A Shares held in your account in the Hormel Foods Corporation Tax Deferred Investment Plan A (401K). By signing this proxy, the undersigned appoints Investors Bank Trust with full power of substitution and hereby directs them to represent and to vote those shares, in person or by proxy, as designated below.

         401K-B Shares held in your account in the Hormel Foods Corporation Tax Deferred Investment Plan B (401K). By signing this proxy, the undersigned appoints Investors Bank Trust with full power of substitution and hereby directs them to represent and to vote those shares, in person or by proxy, as designated below.


This proxy when properly executed will be voted in the manner directed herein by the undersigned stockholder. If no direction is made, the proxy will be voted FOR Proposals 1 and 2, and authorization will be deemed granted on point 3.

     Please sign exactly as name appears below. When shares are held by joint tenants, both should sign. When signing as attorney, executor, administrator, trustee or guardian, please give full title as such. If a corporation, please sign in full corporate name by President or other authorized officer. If a partnership, please sign in partnership name by authorized person.

   Dated January________, 1999
   ----------------------------------------------------
   Signature
   ----------------------------------------------------
   Signature if held jointly

PROXY CARD
NUMBER 3

HORMEL FOODS CORPORATION
1 Hormel Place
Austin, MN 55912

VOTING DIRECTION

This voting direction is solicited on behalf of the trustee of the plan or plans in which Hormel stock is held for your account as explained on the opposite side of this card. The undersigned hereby appoints such trustee(s), with full power of substitution, and hereby authorizes them to represent and to vote as designated below all the shares of Common Stock of Hormel Foods Corporation held for the account of the undersigned on December 7, 1998, at the Annual Meeting of Stockholders to be held on Janurary 26, 1999, or any adjournment thereof.

1. ELECTION OF DIRECTORS FOR all nominees listed below WITHHOLD AUTHORITY (except as marked to the contrary below) (to vote for all nominees) John W.
Allen, John R. Block, Eric A. Brown, William S. Davila, David N. Dickson, E. Peter Gillette, Jr., Luella G. Goldberg, Don J. Hodapp, Joel W. Johnson, Geraldine M. Joseph, Stanley E. Kerber, Joseph T. Mallof, Gary J. Ray, Robert R. Waller, M.D. (INSTRUCTION: To withhold authority to vote for any individual nominee, write that nominee's name on the space provided below.)

2. PROPOSAL TO APPROVE THE APPOINTMENT OF ERNST & YOUNG AS THE INDEPENDENT AUDITORS OF THE CORPORATION. FOR AGAINST ABSTAIN

3. IN THEIR DISCRETION, THE PROXIES ARE AUTHORIZED TO VOTE UPON SUCH OTHER BUSINESS AS MAY PROPERLY COME BEFORE THE MEETING. YES NO




SHARES COVERED BY THIS VOTING DIRECTION ARE LISTED OPPOSITE THE CODES WHICH ARE EXPLAINED BELOW.
   Your signature will serve as a voting direction to the trustee of the ESPP, JEPST, 401K-A or 401K-B for any shares listed opposite those codes.
         ESPP - Shares held in your account in the Employee Stock Purchase Plan. By signing this proxy, the undersigned appoints Piper Jaffray Inc. with full power of substitution, and hereby directs them to represent and to vote those shares, in person or by proxy, as designated below.

         JEPST - Shares held in your account in the Hormel Foods Corporation Joint Earnings Profit Sharing Trust. By signing this proxy, the undersigned appoints Investors Bank Trust with full power of substitution and hereby directs them to represent and to vote those shares, in person or by proxy, as designated below.

         401K-A Shares held in your account in the Hormel Foods Corporation Tax Deferred Investment Plan A (401K). By signing this proxy, the undersigned appoints Investors Bank Trust with full power of substitution and hereby directs them to represent and to vote those shares, in person or by proxy, as designated below.

         401K-B Shares held in your account in the Hormel Foods Corporation Tax Deferred Investment Plan B (401K). By signing this proxy, the undersigned appoints Investors Bank Trust with full power of substitution and hereby directs them to represent and to vote those shares, in person or by proxy, as designated below.




This proxy when properly executed will be voted in the manner directed herein by the undersigned stockholder. If no direction is made, the proxy will be voted FOR Proposals 1 and 2.

Please sign exactly as name appears below. When signing as attorney, executor, administrator, trustee or guardian, please give full title as such. If a corporation, please sign in full corporate name by President or other authorized officer. If a partnership, please sign in partnership name by authorized person.

   Dated January________, 1999
   ----------------------------------------------------
   Signature
   ----------------------------------------------------
   Signature if held jointly

                                  SCHEDULE 14A
                                 (Rule 14a-101)
                     INFORMATION REQUIRED IN PROXY STATEMENT
                            SCHEDULE 14A INFORMATION
           Proxy Statement Pursuant to Section 14(a) of the Securities
                              Exchange Act of 1934


Filed by the Registrant

Check the appropriate box:
         Definitive proxy statement


                  HORMEL FOODS CORPORATION
                  (Name of Registrant as Specified in its Charter)

                  L. D. GORDEN - DIRECTOR OF TAXES
                  (Name of Person Filing Proxy Statement)

         (1) Title of each class of securities to which transaction applies:

                  Not Applicable

         (2) Aggregate number of securities to which transaction applies:

                  Not Applicable

         (3) Per unit price or other underlying value of transaction computed pursuant to Exchange Act Rule 0-11:

                  Not Applicable

         (4) Proposed maximum aggregate value of transaction:

                  Not Applicable