Form 10-Q
period 1999-01-30
HORMEL FOODS CORP /DE/
filed 1999-03-16
CIK 48465

SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                             Washington, D.C. 20549



                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended January 30, 1999                              Commission File
                                                                Number 1-2402


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

                  YES   XXX                           NO
                        ---                           --


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

      Class                                     Outstanding at January 30, 1999
--------------------------------------------------------------------------------
Common Stock                  $.1172 par value         73,431,446
Common Stock Non-Voting       $.01 par value                  -0-



Pages: This report contains eleven pages numbered sequentially from this cover page.

                                                                      FORM 10-Q

                        STATEMENTS OF FINANCIAL POSITION
                            (In Thousands of Dollars)

                            HORMEL FOODS CORPORATION


                                                    January 30,      October 31,
                                                        1999            1998
                                                    -----------      -----------
                                                    (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents ..................     $   213,042      $   203,934

  Short-term marketable securities--
    at cost which approximates market ........          43,822           34,098
  Accounts receivable ........................         209,136          222,919
  Inventories ................................         245,570          239,548
  Deferred income taxes ......................           9,049            8,894
  Prepaid expenses ...........................          24,417            7,972
                                                   -----------      -----------
      TOTAL CURRENT ASSETS ...................         745,036          717,365

DEFERRED INCOME TAXES ........................          65,873           65,606

INTANGIBLES ..................................         103,507          105,244

INVESTMENTS IN AFFILIATES ....................         138,442          111,364

OTHER ASSETS .................................          74,938           69,406

PROPERTY, PLANT AND EQUIPMENT
  Land .......................................          13,079           13,080
  Buildings ..................................         275,808          275,445
  Equipment ..................................         621,489          616,109
  Construction in progress ...................          37,561           33,947
                                                   -----------      -----------
                                                       947,937          938,581

  Less allowance for depreciation ............        (464,521)        (451,674)
                                                   -----------      -----------

                                                       483,416          486,907
                                                   -----------      -----------

                                                   $ 1,611,212      $ 1,555,892
                                                   ===========      ===========


See notes to financial statements

                                                                      FORM 10-Q

                        STATEMENTS OF FINANCIAL POSITION
                            (In Thousands of Dollars)

                            HORMEL FOODS CORPORATION


                                                    January 30,      October 31,
                                                        1999            1998
                                                    -----------      -----------
LIABILITIES AND SHAREHOLDERS' INVESTMENT            (Unaudited)

CURRENT LIABILITIES
  Accounts payable ...............................  $   107,424     $   119,836
  Accrued expenses ...............................       35,107          33,699
  Accrued marketing ..............................       33,793          26,140
  Employee compensation ..........................       41,892          54,314
  Taxes, other than federal income taxes .........       14,259          14,599
  Dividends payable ..............................       12,135          11,774
  Federal income tax .............................       21,308           1,172
  Current maturities of long-term debt ...........       12,359           6,117
                                                     -----------    -----------
      TOTAL CURRENT LIABILITIES ..................      278,277         267,651

LONG-TERM DEBT--less current maturities ..........      221,219         204,874

ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION ....      248,330         248,201

OTHER LONG-TERM LIABILITIES ......................       21,684          21,851

SHAREHOLDERS' INVESTMENT

  Preferred Stock, par value $.01 a share-- authorized 40,000,000 shares; issued--none

  Common Stock, non-voting, par value $.01 a share-- authorized 40,000,000 shares; issued-none

  Common Stock, par value $.1172 a share--
  authorized 200,000,000 shares;
  issued 73,431,446 shares Jan. 30, 1999
  issued 73,614,546 shares Oct. 31, 1998 .........        8,606           8,628
  Accumulated other comprehensive income .........       (3,880)         (3,910)
  Retained earnings ..............................      836,976         812,156
                                                    -----------     -----------
                                                        841,702         816,874
  Shares held in treasury ........................                       (3,559)
                                                     -----------    -----------

      TOTAL SHAREHOLDERS' INVESTMENT .............      841,702         813,315
                                                     -----------    -----------

                                                    $ 1,611,212     $ 1,555,892
                                                    ===========     ===========

See notes to financial statements

                                                                      FORM 10-Q

                             STATEMENTS OF EARNINGS
                    (In Thousands, Except Per Share Amounts)

                            HORMEL FOODS CORPORATION

                                                        Three           Three
                                                    Months Ended    Months Ended
                                                     January 30,     January 24,
                                                        1999            1998
                                                    ------------  --------------
                                                     (Unaudited)

Sales, less returns and allowances                  $   799,005     $   814,914


Cost of products sold                                   557,240         605,196
                                                    ------------    ------------

      GROSS PROFIT                                      241,765         209,718

Expenses:
  Selling and delivery                                   86,799          77,155

  Marketing                                              78,014          67,063

  Administrative and general                             18,535          19,343

  Gain on plant sale                                                    (28,379)
                                                    ------------    ------------

      OPERATING INCOME                                   58,417          74,536

Other income and expenses:
  Other income--net                                       5,474           2,753

  Equity in earnings of affiliates                        4,760           1,200

  Interest expense                                       (2,933)         (3,182)
                                                    ------------    ------------

      EARNINGS BEFORE INCOME TAXES                       65,718          75,307

Provision for income taxes                               23,338          28,458
                                                    ------------    ------------

      NET EARNINGS                                  $    42,380     $    46,849

                                                    ============    ============



NET EARNINGS PER SHARE (BASIC)                      $      0.58     $      0.62

                                                    ============    ============


NET EARNINGS PER SHARE (DILUTED)                    $      0.57     $      0.61

                                                    ============    ============

See notes to financial statements

                                                                      FORM 10-Q

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                            HORMEL FOODS CORPORATION

                                                        Three           Three
                                                    Months Ended    Months Ended
                                                     January 30,     January 24,
                                                        1999            1998
                                                    ------------    ------------
                                                     (Unaudited)
OPERATING ACTIVITIES
  Net earnings ..................................   $    42,380     $    46,849
  Adjustments to reconcile to net
   cash provided by operating activities
    Depreciation ................................        14,997          12,332
    Amortization of intangibles .................         1,737           1,780
    Equity in earnings of affiliates ............        (4,760)         (1,200)
    Provision for deferred income taxes .........          (422)            (49)
    (Gain) loss on property/equipment sales .....           275              88
    (Gain) on plant sale ........................                       (17,592)
  Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable ..        13,783         (37,479)
    (Increase) decrease in inventories
     and prepaid expenses .......................       (22,467)         10,313
    Increase (decrease) in accounts payable and
     accrued expenses ...........................         3,985           3,083
                                                    ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES .......        49,508          18,125

INVESTING ACTIVITIES
   Sale of held-to-maturity securities ..........        11,720           5,662
   Purchase of held-to-maturity securities ......       (21,444)        (20,845)
   Purchases of property/equipment ..............       (12,062)        (12,353)
   Proceeds from sales of property/equipment ....           281          38,828
   (Increase) in investments, equity in
    affiliates, and other assets ................       (27,850)         (6,266)
                                                    ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES ...........       (49,355)          5,026

FINANCING  ACTIVITIES
   Proceeds from long-term borrowings ...........        22,616          11,647
   Principal payments on long-term debt .........           (29)           (292)
   Dividends paid on Common Stock ...............       (11,756)        (11,753)
   Stock Repurchase .............................        (2,046)         (5,157)
   Other ........................................           170             212
                                                    ------------    ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       8,955          (5,343)
                                                    ------------    ------------

INCREASE IN CASH AND CASH EQUIVALENTS ...........         9,108          17,808
   Cash and cash equivalents
    at beginning of year ........................       203,934         146,853
                                                    ------------    ------------

CASH AND CASH EQUIVALENTS
  AT THE END OF QUARTER . .......................   $   213,042     $   164,661
                                                    ============    ============


See notes to financial statements

                                                                      FORM 10-Q


                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                            HORMEL FOODS CORPORATION


NOTE A
------

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation.

The accounting policies followed by the Company are set forth in Note A to the Company's Financial Statements in the 1998 Hormel Foods Corporation Annual Report to Shareholders, which is incorporated by reference on Form 10-K.

NOTE B
------

The results of operations for the three month period ended January 30, 1999, and January 24, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE C
------

Beginning in 1999, the Company is required to report comprehensive income as defined by Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 requires minimum pension liability adjustments and foreign currency translation adjustments, which prior to adoption were reported separately in common stockholders' equity, to be included in "Other Comprehensive Income". Comprehensive income (net income plus other comprehensive income) was $42,350 and $46,849 for the three month period ended January 30, 1999, and January 24, 1998, respectively.

                                                                      FORM 10-Q

                     MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (In Thousands except share amounts)

                            HORMEL FOODS CORPORATION


RESULTS OF OPERATIONS
---------------------

Earnings for the first quarter of Fiscal 1999 were $42,380 compared to $46,849 in 1998. The 1999 results include a gain, net of taxes, of $3,808 on the sale of land by Campofrio Alimentacion, S.A., a Spanish food company in which Hormel has a 21.4 percent ownership interest. The 1998 results include a gain, net of taxes, of $17,402 on the sale of the Davenport gelatin plant and business to Goodman Fielder Limited, of Sydney, Australia.

Excluding the one time gains, sales and earnings for the first quarter of 1999 were $799,005 and $38,572, respectively, compared to $814,914 and $29,447 for the same period last year. Tonnage volume for the quarter increased 8.7 percent over 1998 to 744,746 pounds.

The increase in earnings and tonnage volume, while sales dollars declined, was a result of lower pork prices and aggressive promotional programs. The Company also benefited from pork producers bringing to market a record supply of live hogs allowing Company facilities to be operated at optimum capacity.

While benefiting from lower prices for live hogs, the Company continued to pay higher prices for hogs purchased under procurement contracts compared to the lower prices paid on the quoted spot market. Procurement contracts are used by the Company to protect the quality and availability of its pork raw material needs. The Company expects to show improved margins under the procurement contracts when live pork prices on the spot market rise above the cost of production. Pressure on margins resulting from the procurement contracts was mitigated by promotional programs that increased the volume of higher margin manufactured items in the product mix.

The Company's core Hormel business continues to be the major contributor to earnings. Within the Prepared Foods Group, tonnage volume for the Grocery Products Division increased 13.9 percent during the quarter compared to last year. The volume increases were across all key Grocery Products categories and all geographic areas.

During the first quarter, the Meat Products Group continued the favorable trend of increased branded product sales which began in 1997. Volume increases of Always Tender(R) pork and flavored fresh pork along with continued success with microwave bacon products has led to the improved results for the group. A new fully-cooked shelf stable, consumer branded sliced bacon is doing extremely well in test markets and is expected to be in national distribution this year.

Tonnage volume in the Foodservice Group continued to grow in the first quarter with branded tonnage up 10.7 percent over 1998. Foodservice growth was across all major product categories.

                                                                      FORM 10-Q


                     MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            HORMEL FOODS CORPORATION


RESULTS OF OPERATIONS
---------------------

Turkey volume for Jennie-O in the first quarter decreased 4.3 percent compared to last year. Reduced volume through turkey hatcheries during the quarter will result in a small production decrease for the year. Jennie-O's promotional programs will recognize the 50th anniversary of Jennie-O during 1999.

International volume rebounded from an off year in 1998 with a 54 percent increase in the first quarter of 1999. Volume increases were in both fresh and frozen pork and in consumer-branded products. Excluding the land sale, Campofrio's operating results continued slightly ahead of plan for the first quarter.

Selling and delivery expenses for the quarter were 10.9 percent of sales compared to 9.5 percent in 1998. The change reflects the increased tonnage volume at lower price levels in 1999.

Marketing expenses for the quarter were $78,014 or 14.0 percent of sales compared to $67,063 or 11.1 percent of sales last year. The Company continues to emphasize both its well established products along with newer ethnic products in its promotional programs.

Administrative and general expenses declined slightly for the quarter to $18,535 from $19,343 in 1998 due to a decrease in pension charges.

The effective tax rate for the first quarter of 1999 was 35.5 percent compared to 37.8 percent last year. The decrease reflects a return to more normal levels of deductible permanent differences between tax and financial income.

                                                                      FORM 10-Q


                     MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            HORMEL FOODS CORPORATION

FINANCIAL CONDITION
-------------------

Ratio comparisons for the first quarter of 1999 and 1998, which demonstrate the Company's financial strength, are as follows:

                                           End of Quarter
                                    ------------------------------
                                     1st Quarter     1st Quarter
                                        1999            1998
                                    --------------  --------------

Liquidity Ratios
  Current ratio                          2.7             2.9
  Receivables turnover                  14.8           *12.9
  Days sales in receivables             23.9 days      *30.4 days
  Inventory turnover                     9.2             9.3
  Days sales in inventory               40.2 days       38.6 days

Leverage Ratio
  Long-term debt to equity              27.8%           25.8%

Operating Ratios

  Pre-tax profit to net worth        ***31.8%         **36.9%
  Pre-tax profit to total assets     ***16.6%         **19.4%

*   Includes $71,400 in receivables from sale of Davenport plant.
** Includes $17,402 in pre-tax profit from sale of Davenport plant. *** Includes $3,808 in pre-tax profit from sale of land by Campofrio.


Changes during the first quarter in current asset and liability balances followed normal seasonal patterns. The Company continues to keep excess funds invested short-term as it examines business opportunities that meet its long-term operating goals. Accounts receivable and inventory balances are consistent with the lower price levels for pork and the increased sales volume.

During the quarter, the Company invested $12,062 in new plant and equipment. Investment in plant and equipment continues to emphasize productivity gains and efficient product flow while improving ergonomics and safety conditions for employees.

During the quarter, the Company made an equity investment of $22,000 in a joint venture, Pure Foods-Hormel Company, in the Philippines.

Long-term debt increased in the quarter as an outgrowth of the investmentin Pure Foods-Hormel. The leverage ratio indicates that significant borrowing capacity remains to take advantage of business opportunities that may arise through acquisition or internal expansion.

During the first quarter of fiscal 1999, 183,100 shares were retired under the share repurchase program at an average price per share of $29.79.

                                                                      FORM 10-Q

                     MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            HORMEL FOODS CORPORATION


YEAR 2000
---------

Internally developed software has been developed for many years to eliminate the need for revision in the year 2000. Less than 5.0 percent of this category of software remains to be updated and will be completed by January 1, 2000.

The Company continues to review the impact of Year 2000 on outside developed software that runs on Company computers or is contained within processing equipment. Changes required to correct potential problems identified in this review are 80.0 percent complete. All necessary changes will be completed by January 1, 2000.

The Company has queried its significant suppliers and customers regarding their exposure to Year 2000 problems. The Company is not aware of any outside supplier or customer with a Year 2000 issue. However, the Company has no means of ensuring that outside suppliers and customers will be Year 2000 ready.

The Company does not anticipate a delay in completing Year 2000 revisions by January 1, 2000 and does not have a contingency plan for such a possibility. Total historical and anticipated remaining costs to remediate Year 2000 problems are not material.

                                                                      FORM 10-Q

                           PART II - OTHER INFORMATION

                            HORMEL FOODS CORPORATION



Item 4.    Results of Votes of Security Holders.
-------    -------------------------------------

           None.



Item 6.    Exhibits and Reports on Form 8-K
-------    --------------------------------

           None




                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            HORMEL FOODS CORPORATION





                                             /s/ D. J. HODAPP
Date: March 16, 1999                     By: --------------------------------
     ------------------                      D. J. HODAPP
                                             Executive Vice President
                                             & Chief Financial Officer




                                             /s/ J. M. ETTINGER
Date: March 16, 1999                     By: --------------------------------
     --------------------                    J. M. ETTINGER
                                             Treasurer