Form 10-Q
period 1999-05-01
HORMEL FOODS CORP /DE/
filed 1999-06-15
CIK 48465

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                             Washington, D.C. 20549



                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended May 1, 1999                                 Commission File
                                                                Number 1-2402


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

                  YES   XXX                           NO
                        ---                           --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


      Class                                     Outstanding at May 1, 1999
--------------------------------------------------------------------------------
Common Stock                  $.1172 par value         72,869,133
Common Stock Non-Voting       $.01 par value                  -0-


Pages: This report contains eleven pages numbered sequentially from this cover page.

                                                                      FORM 10-Q

STATEMENTS OF FINANCIAL POSITION
(In Thousands of Dollars)

HORMEL FOODS CORPORATION


                                                   May 1,           October 31,
                                                    1999               1998
                                                -----------         -----------
                                                (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                     $   193,273         $   203,934

  Short-term marketable securities--
    at cost which approximates market                49,033              34,098
  Accounts receivable                               199,516             222,919
  Inventories                                       257,589             239,548
  Deferred income taxes                               9,063               8,894
  Prepaid expenses                                   15,335               7,972
                                                -----------         -----------

        TOTAL CURRENT ASSETS                        723,809             717,365


DEFERRED INCOME TAXES                                63,392              65,606

INTANGIBLES                                         101,781             105,244

INVESTMENTS IN AFFILIATES                           138,443             111,364

OTHER ASSETS                                         74,856              69,406

PROPERTY, PLANT AND EQUIPMENT
  Land                                               13,078              13,080
  Buildings                                         279,192             275,445
  Equipment                                         635,593             616,109
  Construction in progress                           33,176              33,947
                                                -----------         -----------
                                                    961,039             938,581

  Less allowance for depreciation                  (475,112)           (451,674)
                                                -----------         -----------

                                                    485,927             486,907
                                                -----------         -----------

                                                $ 1,588,208         $ 1,555,892
                                                ===========         ===========


See notes to financial statements.

                                                                      FORM 10-Q

STATEMENTS OF FINANCIAL POSITION
(In Thousands of Dollars)

HORMEL FOODS CORPORATION

                                                         May 1,      October 31,
                                                          1999          1998
                                                      -----------   ------------
                                                      (Unaudited)
LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES
  Accounts payable .................................  $   102,890    $  119,836
  Accrued expenses .................................       33,774        33,699
  Accrued marketing ................................       20,764        26,140
  Employee compensation ............................       50,603        54,314
  Taxes, other than federal income taxes ...........       10,540        14,599
  Dividends payable ................................       12,142        11,774
  Federal income tax ...............................       13,459         1,172
  Current maturities of long-term debt .............       13,711         6,117
                                                      -----------   -----------
        TOTAL CURRENT LIABILITIES ..................      257,883       267,651

LONG-TERM DEBT--less current maturities ............      218,839       204,874

ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION ......      248,330       248,201

OTHER LONG-TERM LIABILITIES ........................       21,762        21,851

SHAREHOLDERS' INVESTMENT

  Preferred Stock, par value $.01 a share--- authorized 40,000,000 shares; issued--none

  Common Stock, non-voting, par value $.01 a share-- authorized 40,000,000 shares; issued--none

  Common Stock, par value $.1172 a share---
    authorized 200,000,000 shares;
     issued 72,869,133 shares May 1, 1999
     issued 73,614,546 shares Oct. 31, 1998 ........        8,540         8,628
  Accumulated other comprehensive income (loss).....       (4,043)       (3,910)
  Retained earnings ................................      836,897       812,156
                                                      -----------   -----------
                                                          841,394       816,874
  Shares held in treasury ..........................            0        (3,559)
                                                      -----------   -----------

        TOTAL SHAREHOLDERS' INVESTMENT .............      841,394       813,315
                                                      -----------   -----------

                                                      $ 1,588,208   $ 1,555,892
                                                      ===========   ===========


See notes to financial statements

                                                                      FORM 10-Q

STATEMENTS OF EARNINGS (Unaudited)
(In Thousands, Except Per Share Amounts)

HORMEL FOODS CORPORATION
                                        Three Months Ended           Six Months Ended
                                      May 1,      April 25,       May 1,       April 25,
                                       1999         1998           1999          1998
                                     ---------    ---------    -----------    -----------
Sales, less returns and allowances   $ 791,095    $ 778,325    $ 1,590,100    $ 1,593,239

Cost of products sold ............     564,072      577,809      1,121,312      1,183,005
                                     ---------    ---------    -----------    -----------

        GROSS PROFIT .............     227,023      200,516        468,788
                                                                                  410,234

Expenses:
  Selling and delivery ...........      87,472       76,191        174,271        153,346

  Marketing ......................      73,750       66,050        151,764        133,113

  Administrative and general .....      16,111       20,371         34,646         39,714

  Gain on plant sale .............           0            0              0        (28,379)
                                     ---------    ---------    -----------    -----------

        OPERATING INCOME .........      49,690       37,904        108,107        112,440


Other income and expenses:
  Other income--net ..............       4,280        4,532          9,754          7,285

  Equity in earnings (loss) of
    affiliates ...................      (1,806)       1,367          2,954          2,567

  Interest expense ...............      (3,683)      (3,371)        (6,616)        (6,553)
                                     ---------    ---------    -----------    -----------

EARNINGS BEFORE INCOME TAXES .....      48,481       40,432        114,199        115,739

Provision for income taxes .......      16,647       14,136         39,985         42,594
                                     ---------    ---------    -----------    -----------


        NET EARNINGS
                                     $  31,834    $  26,296    $    74,214    $    73,145
                                     =========    =========    ===========    ===========


NET EARNINGS PER SHARE (BASIC) ...   $    0.43    $    0.35    $      1.01    $      0.97
                                     =========    =========    ===========    ===========


NET EARNINGS PER SHARE (DILUTED)..   $    0.43    $    0.34    $      1.00    $      0.95
                                     =========    =========    ===========    ===========

See notes to financial statements

                                                                       FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands of Dollars)

HORMEL FOODS CORPORATION
                                                            Six Months Ended
                                                         May 1,       April 25,
                                                          1999          1998
                                                        ---------     ---------

OPERATING ACTIVITIES
  Net earnings .....................................    $  74,214     $  73,145
  Adjustments to reconcile to net cash
   provided by operating activities:
      Depreciation .................................       28,753        24,725
      Amortization of intangibles ..................        3,463         3,562
      Equity in earnings of affiliates .............       (2,954)       (2,567)
      Provision for deferred income taxes ..........        2,005           (98)
      (Gain) loss on property/equipment sales ......          610           230
      (Gain) on plant sale .........................            0       (17,592)
  Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable ...       23,403        43,349
      (Increase) decrease in inventories
       and prepaid expenses ........................      (25,404)       18,337
      Increase (decrease) in accounts payable
       and accrued expenses ........................      (17,690)      (21,640)
                                                        ---------     ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES ..........       86,400       121,451

INVESTING ACTIVITIES
   Sale of held-to-maturity securities .............       34,409         7,680
   Purchase of held-to-maturity securities .........      (49,344)      (58,740)
   Purchases of property/equipment .................      (28,915)      (29,785)
   Proceeds from sales of property/equipment .......          532        39,063
   (Increase) in investments and other assets ......      (29,959)       (7,735)
                                                        ---------     ---------

NET CASH USED IN INVESTING ACTIVITIES ..............      (73,277)      (49,517)

FINANCING ACTIVITIES
   Proceeds from long-term borrowings ..............       24,620        15,038
   Principal payments on long-term debt ............       (2,802)       (4,715)
   Dividends paid on Common Stock ..................      (23,865)      (23,884)
   Stock Repurchase ................................      (22,559)      (36,703)
   Other ...........................................          822         1,477
                                                        ---------     ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.      (23,784)      (48,787)
                                                        ---------     ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ...      (10,661)       23,147

Cash and cash equivalents at beginning of year .....      203,934       146,853
                                                        ---------     ---------

CASH AND CASH EQUIVALENTS AT END OF QUARTER ........    $ 193,273     $ 170,000
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

NOTE B
------

The results of operations for the three and six month periods ended May 1, 1999, and April 25, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE C
------

Beginning in 1999, the Company is required to report comprehensive income as defined by Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 requires minimum pension liability adjustments and foreign currency translation adjustments, which prior to adoption were reported separately in common stockholders' equity, to be included in "Other Comprehensive Income". Comprehensive income (net income plus other comprehensive income) was $74,081,000 and $31,671,000 for the quarter and six months, respectively, compared to $73,145,000 and $26,296,000 for the same periods in 1998.

                                                                      FORM 10-Q

                     MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (In Thousands except share amounts)

                            HORMEL FOODS CORPORATION

RESULTS OF OPERATIONS
---------------------

Net earnings in the second quarter increased 21.1 percent to $31,834 from $26,296 during the same quarter of 1998. Sales for the quarter increased 1.6 percent to $791,095 from $778,325 last year. Tonnage for the period increased
6.4 percent to 736,766 pounds compared to 1998.

Net earnings for the first six months of fiscal 1999 were $74,214 compared to $73,145 last year. The 1999 results include a gain, net of taxes, of $3,808 on the sale of land by Campofrio Alimentacion, S.A., a Spanish company in which Hormel has a 21.4 percent ownership interest. The 1998 results include a gain, net of taxes, of $17,402 on the sale of the Davenport gelatin plant and business to Goodman Fielder Limited, of Sydney, Australia.

Excluding the one-time gains, sales and earnings for the first half of 1999, were $1,590,100 and $70,406, respectively, compared to $1,593,239 and $55,743 for the same period last year. Tonnage volume for the six months increased 7.6 percent over 1998 to 1,481,512 pounds.

The increase in earnings and tonnage volume, while sales dollars showed only a modest increase for the quarter and a slight decrease for the first half, was a result of lower pork prices and aggressive promotional programs. The Company also benefited from producers bringing to market a record supply of live hogs allowing Company facilities to be operated at optimum capacity. While benefiting from lower prices for live hogs, the floor price level guaranteed by the Company's hog procurement contracts with producers continued to result in prices being paid which were higher than the quoted spot cash market through much of the quarter and six months.

Procurement contracts are used by the Company to protect the quality and availability of its pork raw material needs. The Company expects to show improved margins under the procurement contracts when live pork prices on the spot market rise above the cost of production. Pressure on margins resulting from procurement contracts was mitigated by promotional programs that increased the volume of higher margin manufactured items in the product mix.

The Company's core Hormel business continues to be the major contributor to earnings. Within the Prepared Foods Group, tonnage volume increased 6.0 percent for the six months despite a 2.0 percent decrease during the quarter compared to like periods of 1998. Part of the second quarter shortfall was a result of certain retail programs that moved to the third quarter in 1999 from the second quarter last year. In spite of this movement, in most cases, market shares continue to trend stronger.

The Meat Products Group continued to expand its sales of higher margin branded items with volume increases of 6.0 percent for the quarter and first half when comparing 1999 periods to last year. Significant increases were experienced in the ALWAYS TENDER pork lines, and the retail ham and breakfast meats categories. During the second quarter, sales of consumer pack, fully-cooked sliced bacon were limited by production capacity. Increased capacity will become available later this year enabling sales expansion of this new product line.

                                                                      FORM 10-Q

                     MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            HORMEL FOODS CORPORATION

RESULTS OF OPERATIONS
---------------------


The Foodservice Group experienced overall tonnage growth exceeding 13 percent for the quarter compared to 1998. Volume on branded products increased 11.0 percent for the quarter with 14 of 15 categories showing gains over last year. BREAD READY presliced meats, cooked beef and portion-controlled pork all had volume growth exceeding 25 percent compared to last year.

Twin benefits of low feed grain prices, both corn and soy, and above average commodity turkey prices continued through the second quarter and appear likely to continue through the third and possibly fourth quarters. Jennie-O results exceeded last year for both the quarter and six months. Continued improvement is expected throughout the remainder of the year as turkey egg sets in hatcheries and turkey poults placed from hatcheries approach 1998 volumes and U.S. turkey freezer stocks are 30 percent below last year's levels.

International volume for the quarter and six months rebounded from an off year in 1998 with increases exceeding 40 percent. All categories showed improvement with STAGG chili sales up 112 percent reflecting the continued strength of the product in Australia and Canada. Earnings from Purefoods-Hormel, a newly formed joint venture in the Philippines, have exceeded the original plan and continue to increase. China operations, while somewhat disrupted by recent political issues, continue to grow.

Selling and delivery expenses for the quarter and six months were $87,472 and $174,271 compared to $76,191 and $153,346 last year. Marketing expenses were $73,750 for the quarter and $151,764 to-date compared to $66,050 and $133,113 in 1998. The increases for the quarter and to-date reflect the increased volume over last year. The Company continues to emphasize its well-established products as well as its newer ethnic product lines in promotional programs targeted to increase sales of higher margin processed items.

Administrative and general expenses decreased to $16,111 and $34,646 for the quarter and six months from $20,371 and $39,714 last year generally due to a decrease in pension charges.

The effective tax rate for the quarter and first half was 34.3 and 35.0 percent compared to 35.0 and 36.8 percent for the same periods in 1998. The decrease in the rates reflects the effect of tax credits from the federal affordable housing program and research and development operations, a decrease in state taxes, and an increase in foreign earnings not taxable in the U. S.

                                                                FORM 10-Q

                     MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            HORMEL FOODS CORPORATION

FINANCIAL CONDITION
-------------------

Ratio comparisons for the second quarter of 1999 and 1998, which demonstrate the Company's financial strength, are as follows:

                                           End of Quarter
                                    ------------------------------
                                     2nd Quarter     2nd Quarter
                                        1999            1998
                                    --------------  --------------
Liquidity Ratios
  Current ratio                          2.8             2.9
  Receivables turnover                  15.1           *15.0
  Days sales in receivables             22.9 days      *21.8 days
  Inventory turnover                     9.0             9.3
  Days sales in inventory               41.9 days       37.4 days

Leverage Ratio
  Long-term debt to equity              27.6%           26.1%

Operating Ratios

  Pre-tax profit to net worth        ***27.6%         **18.1%
  Pre-tax profit to total assets     ***14.5%          **9.6%


* Includes $71,400 in receivables from the sale of the Davenport plant. ** Includes $28,379 from the sale of the Davenport plant.
*** Includes $3,808 from the sale of land by Campofrio.

Changes during the first six months in current asset and liability balances followed normal seasonal patterns. The Company continues to keep excess funds invested short-term as it examines business opportunities that meet its long-term operating goals. Accounts receivable balances are consistent with the lower price levels for pork. Inventory levels are considered adequate for the traditional promotional activities that occur during the third and fourth quarters. To date in 1999 the Company has invested $28,915 in new plant and equipment. Investment in plant and equipment continues to emphasize productivity gains and efficient product flow while improving ergonomics and safety conditions for employees. The Company through a subsidiary, Park Ten Foods, Ltd., will be re-opening a production facility in Houston, Texas, during the second half of 1999.

During the first half of the year, the Company made an equity investment of $22,000 in a joint venture, Purefoods-Hormel, in the Philippines. The increase in long-term debt during the first six months of 1999 was primarily due to the investment in the Philippines. The leverage ratio indicates that significant borrowing capacity remains to take advantage of business opportunities that may arise through acquisition or internal expansion.

During the second quarter, 587,400 shares of common stock were repurchased under the share repurchase program bringing the total since the inception of the second second program to 775,500 shares.

                                                                      FORM 10-Q


                     MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            HORMEL FOODS CORPORATION


YEAR 2000
---------

For many years, the company's internally developed software has been designed in ways that largely eliminate the need for major revisions for the Year 2000. As of the end of the quarter, the review of major computer systems has been completed, and any known required changes have been made. The company's operating system software is also Year 2000 compliant. Additional system testing is now being performed. Management does not anticipate any problems in this area on January 1, 2000.

The company continues to review the impact of the Year 2000 on its software purchased from third-party vendors. All systems have been evaluated, and needed upgrades have been identified and either implemented or scheduled. Revisions are currently at 90 percent complete, and will be finished before October 1, 1999.

The company has queried its significant customers and suppliers regarding their exposure to potential Year 2000 problems. Based upon this investigation, the Company is not aware of any supplier or customer with significant Year 2000 issues. However, the Company has no means of ensuring that customers and suppliers will be Year 2000 ready.

The company does not anticipate any delays in completing Year 2000 revisions by October 1, 1999. The company has a contingency plan in place to prevent problems related to the Year 2000, and to deal with unforeseen problems which may arise. The contingency plan includes:

     Special operational schedules for plant operations at year end to ensure smooth transition.

     Provisions for manual methods of order fulfillment in the event of problems with automated systems or external network providers.

     Establishment of target year-end inventory levels for key products and manufacturing supplies to help maintain a high level of order fulfillment in the event that disruptions in the supply chain occur in places outside the company's control.

Total historical and anticipated remaining costs to remedy Year 2000 problems are not material.

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


                            HORMEL FOODS CORPORATION





                                             /s/ D. J. HODAPP
Date: June 15, 1999                      By: --------------------------------
     ------------------                      D. J. HODAPP
                                             Executive Vice President
                                             & Chief Financial Officer




                                             /s/ J. M. ETTINGER
Date: June 15, 1999                      By: --------------------------------
     --------------------                    J. M. ETTINGER
                                             Treasurer