Form 10-Q
period 1999-07-31
HORMEL FOODS CORP /DE/
filed 1999-09-10
CIK 48465

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                             Washington, D.C. 20549



                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended July 31, 1999                   Commission File Number 1-2402


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

                  YES   XXX                           NO
                        ---                           --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


      Class                                     Outstanding at July 31, 1999
--------------------------------------------------------------------------------
Common Stock                  $.1172 par value         72,457,612
Common Stock Non-Voting       $.01 par value                  -0-


Pages: This report contains eleven pages numbered sequentially from this cover page.

                                                                      FORM 10-Q


STATEMENTS OF FINANCIAL POSITION
(In Thousands of Dollars)

HORMEL FOODS CORPORATION


                                                July 31,            October 31,
                                                  1999                 1998
                                               -----------          -----------
                                               (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents ...............    $   189,622          $   203,934
  Short-term marketable securities--
   at cost which approximates market ......         46,411               34,098
  Accounts receivable .....................        221,680              222,919
  Inventories .............................        262,182              239,548
  Deferred income taxes ...................          7,360                8,894
  Prepaid expenses ........................          7,091                7,972
                                               -----------          -----------

     TOTAL CURRENT ASSETS .................        734,346              717,365

DEFERRED INCOME TAXES .....................         63,158               65,606

INTANGIBLES ...............................        100,070              105,244

INVESTMENTS IN AFFILIATES .................        132,457              111,364

OTHER ASSETS ..............................         85,228               69,406

PROPERTY, PLANT AND EQUIPMENT
  Land ....................................         13,078               13,080
  Buildings ...............................        279,587              275,445
  Equipment ...............................        642,296              616,109
  Construction in progress ................         46,912               33,947
                                               -----------          -----------
                                                   981,873              938,581
  Less allowance for depreciation .........       (485,992)            (451,674)
                                               -----------          -----------
                                                   495,881              486,907


                                               -----------          -----------
                                               $ 1,611,140          $ 1,555,892
                                               ===========          ===========









See notes to financial statements.

                                                                      FORM 10-Q


STATEMENTS OF FINANCIAL POSITION
(In Thousands of Dollars)

HORMEL FOODS CORPORATION

                                                         July 31,   October 31,
                                                           1999        1998
                                                       -----------  -----------
                                                       (Unaudited)
LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES
  Accounts payable .................................   $   118,041  $   119,836
  Accrued expenses .................................        40,894       33,699
  Accrued marketing ................................        29,117       26,140
  Employee compensation ............................        60,826       54,314
  Taxes, other than federal income taxes ...........        10,441       14,599
  Dividends payable ................................        12,079       11,774
  Federal income tax ...............................         4,687        1,172
  Current maturities of long-term debt .............        18,033        6,117
                                                       -----------  -----------

    TOTAL CURRENT LIABILITIES ......................       294,118      267,651

LONG-TERM DEBT--less current maturities ............       209,208      204,874

ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION ......       248,330      248,201

OTHER LONG-TERM LIABILITIES ........................        20,358       21,851

SHAREHOLDERS' INVESTMENT
  Preferred Stock, par value $.01 a share--
    authorized 40,000,000 shares; issued--none
  Common Stock, non-voting, par value $.01 a share--
    authorized 40,000,000 shares;  issued--none
  Common Stock, par value $.1172 a share--
    authorized 200,000,000 shares;
    issued 72,457,612 shares July 31, 1999
    issued 73,614,546 shares Oct. 31, 1998 .........         8,492        8,628
  Accumulated other comprehensive income (loss) ....        (6,328)      (3,910)
  Retained earnings ................................       836,962      812,156
                                                       -----------  -----------

                                                           839,126      816,874
  Shares held in treasury ..........................             0       (3,559)
                                                       -----------  -----------


    TOTAL SHAREHOLDERS' INVESTMENT .................       839,126      813,315
                                                       -----------  -----------


                                                       $ 1,611,140  $ 1,555,892

                                                       ===========  ===========

See notes to financial statements.

                                                                      FORM 10-Q

STATEMENTS OF EARNINGS (Unaudited)
(In Thousands, Except Per Share Amounts)

HORMEL FOODS CORPORATION
                                      Three Months Ended         Nine Months Ended
                                      July 31,   July 25,      July 31,     July 25,
                                        1999       1998          1999         1998
                                     ---------  ---------     ----------- -----------
Sales, less returns and allowances   $ 816,818  $ 755,769    $ 2,406,918  $ 2,349,008

Cost of products sold ............     595,813    561,144      1,717,125    1,744,149
                                     ---------  ---------    -----------  -----------

          GROSS PROFIT ...........     221,005    194,625        689,793      604,859

Expenses:
  Selling and delivery ...........      86,599     72,676        260,870      226,022

  Marketing ......................      72,838     66,481        224,602      199,594

  Administrative and general .....      18,169     21,804         52,815       61,518

  Gain on plant sale .............           0          0              0      (28,379)
                                     ---------  ---------    -----------  -----------

          OPERATING INCOME .......      43,399     33,664        151,506      146,104

Other income and expenses:
  Other income--net ..............       4,616      3,499         14,370       10,784

  Equity in earnings of affiliates         952        615          3,906        3,182

  Interest expense ...............      (3,606)    (3,919)       (10,222)     (10,472)
                                     ---------  ----------   -----------  -----------

EARNINGS BEFORE INCOME TAXES .....      45,361     33,859        159,560      149,598

Provision for income taxes .......      15,811     12,865         55,796       55,459
                                     ---------  ---------    -----------  -----------


          NET EARNINGS ...........   $  29,550  $  20,994    $   103,764  $    94,139
                                     =========  =========    ===========  ===========



NET EARNINGS PER SHARE (BASIC) ...   $    0.41  $    0.28    $      1.42  $      1.25
                                     =========  =========    ===========  ===========


NET EARNINGS PER SHARE (DILUTED)..   $    0.40  $    0.28    $      1.41  $      1.23
                                     =========  =========    ===========  ===========


See notes to financial statements.

                                                                      FORM 10-Q


CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands of Dollars)

HORMEL FOODS CORPORATION
                                                            Nine Months Ended
                                                          July 31,     July 25,
                                                            1999         1998
                                                         ---------    ---------
OPERATING ACTIVITIES
  Net earnings .......................................   $ 103,764    $  94,139
  Adjustments to reconcile to net cash
    provided by operating activities:
      Depreciation ...................................      42,943       37,896
      Amortization of intangibles ....................       5,174        5,344
      Equity in earnings of affiliates ...............      (3,906)      (3,182)
      Provision (benefit) for deferred income taxes ..       2,274         (147)
      (Gain) loss on property/equipment sales ........         927        1,974
      (Gain) loss on plant sale ......................           0      (17,592)
  Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable .....       1,239       25,303
      (Increase) decrease in inventories
        and prepaid expenses .........................     (21,753)       7,820
      Increase (decrease) in accounts payable
        and accrued expenses .........................      12,882      (13,584)
                                                         ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES ............     143,544      137,971

INVESTING ACTIVITIES
   Sale of held-to-maturity securities ...............      60,224       54,065
   Purchase of held-to-maturity securities ...........     (72,537)     (83,056)
   Purchases of property/equipment ...................     (53,620)     (43,788)
   Proceeds from sales of property/equipment .........         776       39,467
   (Increase) in investments and other assets ........     (38,789)     (10,678)
   Dividends from affiliate ..........................           0        1,670
                                                         ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES ................    (103,946)     (42,320)

FINANCING  ACTIVITIES
   Proceeds from long-term borrowings ................      25,952       18,694
   Principal payments on long-term debt ..............      (4,745)      (8,560)
   Dividends paid on Common Stock ....................     (35,871)     (35,896)
   Stock Repurchase ..................................     (41,577)     (76,518)
   Other .............................................       2,331        1,488
                                                         ---------    ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ..     (53,910)    (100,792)
                                                         ---------    ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .....     (14,312)      (5,141)

Cash and cash equivalents at beginning of year .......     203,934      146,853
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF QUARTER ..........   $ 189,622    $ 141,712
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

NOTE B
------

The results of operations for the three and nine month periods ended July 31, 1999, and July 25, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE C
------

Beginning in 1999, the Company is required to report comprehensive income as defined by Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 requires minimum pension liability adjustments and foreign currency translation adjustments, which prior to adoption were reported separately in common stockholders' equity, to be included in "Other Comprehensive Income". Comprehensive income (net income plus other comprehensive income) was $27,265 and $101,346 for the quarter and nine months, respectively, compared to $20,994 and $94,139 for the same periods in 1998.

                                                                      FORM 10-Q


                     MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (In Thousands except share amounts)

                            HORMEL FOODS CORPORATION

RESULTS OF OPERATIONS
---------------------

Net earnings in the third quarter increased 40.8 percent to $29,550 from $20,994 during the same quarter of 1998. Sales for the quarter increased 8.1 percent to $816,818 from $755,769 last year. Sales tonnage for the period increased 13.3 percent compared to the same period of 1998.

Net earnings for the first nine months of fiscal 1999 were $103,764 compared to $94,139 last year. The 1999 results include a gain, net of taxes, of $3,808 on the sale of land by Campofrio Alimentacion, S.A., a Spanish company in which Hormel has a 21.4 percent ownership interest. The 1998 results include a gain, net of taxes, of $17,402 on the sale of the Davenport gelatin plant and business to Goodman Fielder Limited, of Sydney, Australia.

Excluding the one-time gains, sales and earnings for the first nine months of 1999 were $2,406,918 and $99,956, respectively, compared to $2,349,008 and
$76,737 for the same period last year. Tonnage volume for the nine months increased 9.4 percent.

The increase in earnings, tonnage volume, and sales dollars for both the quarter and nine months were a result of aggressive promotional programs and a product mix reflecting volume increases in higher margin, value-added branded tonnage. The Company also benefited from a continuing large supply of live hogs allowing Company facilities to be operated at optimum capacity.

The Company's core branded business continues to be the major contributor to earnings. The Prepared Foods Group tonnage increased 5.2 percent for the quarter and 5.7% for year-to-date. Sales to mass merchandisers and club stores remain strong and have doubled in the past three years. Microwave items as a group are up 8.0 percent for the year. KID'S KITCHEN microwaveable cups led the growth with an increase of 30.0 percent to-date.

Meat Products tonnage increased 8.0 percent for both the quarter and nine months. Branded processed meat products continued to grow at a rate of 5.0 percent. Fresh pork sales increased 11.0 percent. During the fourth quarter, the Company will complete the reopening of the closed Houston facility to handle the increased demand for microwave and fully cooked bacon products. This will allow for expansion from regional to national distribution for these products.

The retail ham category continues to experience double-digit growth over 1998. The growth should continue throughout the fourth quarter with the planned advertising and promotional support during the upcoming major holiday season.

Tonnage volume for the Foodservice Group increased 15.0 percent for the quarter and 13.0 percent for the nine months. Branded volume increased 12.0 percent for the quarter led by increases of BREAD READY pre-sliced meats of 21.0 percent.

                                                                      FORM 10-Q


                     MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (In Thousands except share amounts)

                            HORMEL FOODS CORPORATION

RESULTS OF OPERATIONS
---------------------

Export sales continued to grow across all regions and categories with volume increases of 50.0 percent for the quarter and 37.0 percent for the nine months. The SPAM brand continues to do very well in foreign markets with an increase in the third quarter of 44.0 percent. SPAM has reached an all-time high market share of 56.0 percent in the U.K. STAGG chili has also experienced a very successful launch in the U.K. with all major chain accounts having authorized some or all of the eight variety product line. China operations continue to show improvement with branded hot dogs showing double-digit increases in both Beijing and Shanghai.

Jennie-O Foods, Inc., a wholly owned subsidiary, is celebrating its 50th anniversary this year. Jennie-O results exceeded 1998 for both the quarter and nine months. The benefits of low feed grain prices and above average commodity turkey prices experienced in the third quarter appear likely to continue through the fourth quarter. The number of turkeys to be processed during the fourth quarter should be similar to last year's levels. Jennie-O continues to focus on improving its product mix in order to better serve its customers.

Selling and delivery expenses for the quarter and nine months were $86,599 and $260,870 compared to $72,676 and $226,022 last year. Marketing expenses were $72,838 for the quarter and $224,602 year-to-date compared to $66,481 and $199,594 in 1998. The increases for the quarter and year-to-date are due primarily to the increased sales volume over last year. The Company continues to emphasize its well-established products including branded fresh pork as well as its newer ethnic product lines in promotional programs targeted to increase sales of higher margin items.

Administrative and general expenses decreased to $18,169 and $52,815 for the quarter and nine months from $21,804 and $61,518 last year generally due to a decrease in pension charges.

The effective tax rate for the quarter and nine months was 34.9 and 35.0 percent compared to 38.0 and 37.1 percent for the same periods in 1998. The decrease in rates reflect the effect of tax credits from the federal affordable housing program and research and development operations, a decrease in state taxes, and an increase in foreign earnings not taxable in the U.S.

                                                                      FORM 10-Q


                     MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      (In Thousands except share amounts)

                            HORMEL FOODS CORPORATION

FINANCIAL CONDITION
-------------------

Ratio comparisons for the third quarter of 1999 and 1998, which demonstrate the Company's financial strength, are as follows:

                                           End of Quarter
                                    ------------------------------
                                     3rd Quarter     3rd Quarter
                                        1999            1998
                                    --------------  --------------
Liquidity Ratios
  Current ratio                          2.5             2.7
  Receivables turnover                  14.4           *14.2
  Days sales in receivables             25.2 days      *24.3 days
  Inventory turnover                     9.1             8.9
  Days sales in inventory               41.8 days       40.6 days

Leverage Ratio
  Long-term debt to equity              27.1%           27.1%

Operating Ratios

  Pre-tax profit to net worth        ***25.7%         **25.1%
  Pre-tax profit to total assets     ***13.4%         **13.1%

* Includes $71,400 in receivables from the sale of the Davenport plant. ** Includes $28,379 from the sale of the Davenport plant.
*** Includes $3,808 from the sale of land by Campofrio.

Changes during the first nine months in current asset and liability balances followed normal seasonal patterns. The Company continues to keep surplus cash invested short-term as it examines business opportunities that meet its long-term operating goals. Inventory levels are considered adequate for the traditional promotional activities that occur during the fourth quarter. To-date in 1999 the Company has invested $53,260 in new plant and equipment. Investment in plant and equipment continues to focus on the development of better and more convenient products for our customers as well as enhancing productivity gains and efficient product flow. The Company through a subsidiary, Park Ten Foods, LTD., will be re-opening a production facility in Houston, Texas, during the fourth quarter of 1999.

During the first quarter of the year, the Company made an equity investment of $22,000 in a joint venture, Purefoods-Hormel, in the Philippines. The increase in long-term debt during the first nine months of 1999 was primarily due to the investment in the Philippines. The leverage ratio indicates that significant borrowing capacity remains to take advantage of business opportunities that may arise through acquisition or internal expansion.

During the third quarter, 489,900 shares of common stock were repurchased under the share repurchase program bringing the total since the inception of the second share repurchase program to 1,265,400 shares.

                                                                      FORM 10-Q


                     MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            HORMEL FOODS CORPORATION


YEAR 2000
---------

For many years, the Company's internally developed software has been designed in ways that largely eliminate the need for major revisions for the Year 2000. As of the end of the quarter, the review of major computer systems has been completed, and any known required changes have been made. The Company's operating system software is also Year 2000 compliant. Additional system testing is now being performed. Management does not anticipate any problems in this area.

The Company continues to review the impact of the Year 2000 on its software purchased from third-party vendors. All systems have been evaluated, and needed upgrades have been identified and either implemented or scheduled. Revisions are currently over 95 percent complete, and will be finished before October 1, 1999.

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


                            HORMEL FOODS CORPORATION





                                             /s/ D. J. HODAPP
Date:  September 14, 1999                By: --------------------------------
       ------------------                    D. J. HODAPP
                                             Executive Vice President
                                             & Chief Financial Officer




                                             /s/ J. M. ETTINGER
Date: September 14, 1999                 By: --------------------------------
      ------------------                     J. M. ETTINGER
                                             Treasurer