Form 10-K405
period 1999-10-30
HORMEL FOODS CORP /DE/
filed 2000-01-28
CIK 48465

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 30, 1999

Commission File No. 1-2402

HORMEL FOODS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other Jurisdiction of Identification No.)	41-0319970 (I.R.S. Employer Incorporation or organization)
1 Hormel Place AUSTIN, MINNESOTA (Address of principal executive offices)	55912-3680 (Zip Code)

Registrant's telephone number, including area code (507) 437-5611

Securities registered pursuant to Section 12 (b) of the Act:

COMMON STOCK, PAR VALUE $.1172 PER SHARE TITLE OF EACH CLASS	NEW YORK STOCK EXCHANGE Name of Each Exchange on Which Registered

Securities registered pursuant to Section 12 (g) of the Act:

NONE
(Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Corporation at December 2, 1999, was $1,770,277,100 based on the closing price of $43.875 per share. As of December 2, 1999, the number of shares outstanding of each of the Corporation's classes of common stock was as follows:

    Common Stock, $.1172 Par Value—71,362,435 shares

    Common Stock Non-Voting, $.01 Par Value—0 shares

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Annual Stockholders' Report for the year ended October 30, 1999, are incorporated by reference into Part I and Part II Items 5-9, and included as a separate section in the electronic filing to the SEC.

    Portions of the proxy statement for the Annual Meeting of the Stockholders to be held January 25, 2000, are incorporated by reference into Part III, Items 10-13 and included as a separate section in the electronic filing to the SEC.

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

    Internationally the Company markets its products through Hormel Foods International Corporation. Hormel Foods International has been increasing its presence in the international marketplace through joint ventures and placement of personnel in strategic foreign locations such as China and Spain. Investment of personnel and capital in foreign operations is expected to continue for the foreseeable future. Minority investments in food companies in Spain and the Philippines have resulted in an increased Hormel presence in those areas.

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

(c) Description of Business

    The principal products of the Company are meat and food products which are sold fresh, frozen, cured, smoked, cooked and canned.

    The percentage of total revenues contributed by classes of similar products for the last three fiscal years of the Company are as follows:

	Year Ended
	October 30, 1999	October 31, 1998	October 25, 1997
Meat Products	49.9%	50.8%	54.1%
Prepared Foods	29.4	28.4	26.5
Poultry, Other	20.7	20.8	19.4

	100.0%	100.0%	100.0%

    Meat Products includes fresh meats, sausages, hams, wieners and bacon. Prepared Foods products include canned luncheon meats, shelf stable microwaveable entrees, stews, chilies, hash, meat spreads and frozen processed products. Jennie-O turkey products are included in the Poultry, and Other category.

    There are numerous trademarks and patents which are important to the Company's business. Some of the trademarks are registered and some are not. In recognition of the importance of these assets, the Company created a subsidiary, Hormel Foods LLC, in 1998 to create, own, maintain and protect trademarks and patents. Some of the more significant trademarks owned or licensed are: HORMEL, ALWAYS TENDER, AMERICAN CLASSICS, BLACK LABEL, CHI-CHI'S, CURE 81, CUREMASTER, DI LUSSO, DINTY MOORE, DUBUQUE, EL TORITO, FAST 'N EASY, HERB-OX, HERDEZ, HOMELAND, HOUSE OF TSANG, JENNIE-O, KID'S KITCHEN, LAYOUT, LITTLE SIZZLERS, MARRAKESH EXPRESS, MARY KITCHEN, OLD SMOKEHOUSE, PATAK'S, PELOPONNESE, PILLOW PACK, QUICK MEAL, RANGE BRAND, ROSA GRANDE, SANDWICH MAKER, SPAM, STAGG, THICK & EASY, and WRANGLERS. The Company holds 14 foreign and 22 U. S. patents.

    The Company for the past several years has been concentrating on processed, consumer branded products with year-round demand to minimize the seasonal variation experienced with commodity type products. Pork continues to be the primary raw material for Company products. Although live pork producers are moving toward larger, more efficient year-round confinement operations, there is still a seasonal variation in the supply of fresh pork materials. The expanding line of processed items has reduced but not eliminated the sensitivity of Company results to raw material supply and price fluctuations.

    The Company has various lines of credit with a maximum available commitment of $27,300,000. As of October 30, 1999,the Company had unused lines of credit of $13,100,000. A fee is paid for the availability of the credit lines. Long-term debt consists of $110,000,000 of unsecured medium-term notes of which $35,000,000 matures on October 15, 2002, and $75,000,000 matures on October 15, 2006; $52,200,000 of medium-term unsecured notes, denominated in Spanish Pesetas used to purchase a 21.4 percent equity interest in Campofrio Alimentacion, S.A. (Campofrio), Madrid, Spain; $4,700,000 in small issue Industrial Revenue Bonds of varying maturities; $5,789,000 of promissory notes with principal and interest paid annually through 2008 secured by limited partnership interests in the Federal Affordable Housing Program; $22,647,000 in a medium-term variable rate unsecured note, denominated in Euros, with principal and interest due annually through 2004 used in the Pure Foods-Hormel investment in the Philippines; $14,096,000 in medium-term notes with variable rates, principal and interest due annually through 2005 secured by various equipment in our China operations; $14,150,000 in variable rate revolving credit debt; and $2,355,000 in other long-term debt. The notes denominated in Spanish Pesetas provide a hedge against currency fluctuations on the investment in Campofrio.

    Financial resources and anticipated funds from operations are considered adequate to meet normal operating cash requirements in 1999.

    The Company has no customers which would have a significant effect on the Company's business if lost. During fiscal year 1999, no customer accounted for more than 7.0% of sales. Backlog orders are not significant due to the perishable nature of a large portion of the products and orders are accepted and shipped on a current basis.

    The Company continues to develop and introduce new products each year. No new product in 1999 required a material investment of Company assets. Research and development expenditures for fiscal 1999, 1998 and 1997, respectively, were $9,566,000, $9,037,000, and $8,580,000. There are 35 professional employees engaged in full time research; 17 in the area of improving existing products and 18 in developing new products.

    As of October 30, 1999, the Company had over 12,100 active employees.

    Livestock slaughtered by the Company is purchased by Company buyers and commission dealers at sale barns, and terminal markets or under long-term supply contracts at locations principally in Minnesota, Iowa, Nebraska, Colorado and South Dakota. The level of pork production in the United States has an impact on Hormel's raw material cost as well as facility utilization. The live pork industry has been rapidly moving to very large, vertically integrated, year-round confinement operations.

    During 1999, hog producers again brought a large supply of live hogs to market. This abundant supply allowed the Company to benefit from relatively low hog markets for cash hog purchases. However, a substantial portion of the resulting positive effect of relatively low raw material prices on Company margins was offset by long-term supply agreements designed to buy hogs through purchasing contracts rather than the spot cash market. The Company's costs for live hogs continued to be higher than the spot cash market. Long-term supply contracts are used by the Company as a means of assuring a stable supply of raw materials while minimizing extreme fluctuations in costs over the long-term. Contract costs have been fully reflected in the Company's reported financial results. As live hog prices rise during the term of these contracts, the Company's cost for hogs will be less than the spot market to the extent that it exceeds contract prices.

    Products are sold under the Hormel label in all 50 states. Hormel products are sold by approximately 570 Company sales personnel operating in assigned territories coordinated from district sales offices located in most of the larger United States cities, and by approximately 450 brokers and distributors. Distribution of products to customers is by common carrier.

    The Company has plants in Austin, Minnesota; Fremont, Nebraska; and Rochelle, Illinois that slaughter livestock for processing. The slaughter facility at Austin is leased to Quality Pork Processors of Dallas, Texas under a custom slaughter arrangement.

    Facilities that produce manufactured items are located in Algona, Iowa; Austin, Minnesota; Aurora, Illinois; Beloit, Wisconsin; Fremont, Nebraska; Houston, Texas; Knoxville, Iowa; Oklahoma City, Oklahoma; Osceola, Iowa; Stockton, California; Tucker, Georgia; and Wichita, Kansas. Custom manufacturing for Hormel is performed by several companies including Owatonna Canning Company, Owatonna, Minnesota; Lakeside Packing Company, Plainview, Minnesota; and Pierre Foods of Claremont, North Carolina. Power Logistics, Inc., operates a distribution center for the Company in Osceola, Iowa.

    Jennie-O Foods has turkey raising, slaughter and processing operations at various locations within Minnesota. Jennie-O contracts with turkey growers to supplement the turkeys it raises to meet Company raw material requirements for whole birds and processed turkey products.

    Hormel Foods International Corporation markets the Company's products in international areas including the Philippines, Japan, Mexico, Costa Rica and various European countries. The Company, through Hormel Foods International, has licensed companies to manufacture SPAM luncheon meat overseas on a royalty basis; principally, Tulip International in Denmark. Hormel Foods International owns Hormel FSC, Inc., a foreign sales corporation, which engages in export related activities. Hormel B.V., a Dutch holding company, holds the investment in Pure Foods Hormel, Campofrio and Great Barrier Reef in Australia.

    Hormel Foods International has offices in England and China to increase sales and marketing support in the international marketplace. Joint ventures have been established in Costa Rica, Mexico, China and Australia.

    Vista International Packaging, Inc., is a food packaging company located in Kenosha, Wisconsin which imports, customizes, and distributes a variety of natural and artificial casings for the meat and food processing industry.

(d) Executive Officers of the Registrant

Name	Office	Age	Year First Elected Officer
Joel W. Johnson	Chairman of the Board, President and Chief Executive Officer	56	1991

Don J. Hodapp	Executive Vice President, Chief Financial Officer	61	1969

Gary J. Ray	Executive Vice President, Refrigerated Foods	53	1988

Eric A. Brown	Group Vice President, Prepared Foods	53	1987

David N. Dickson	Group Vice President, Hormel Foods International and Corporate Development	56	1989

Ronald W. Fielding	Group Vice President, Meat Products	47	1997

James A. Jorgenson	Senior Vice President, Corporate Staff	54	1990

Mahlon C. Schneider	Senior Vice President, External Affairs General Counsel	60	1990

Steven G. Binder	Vice President, Foodservice	42	1998

Richard A. Bross	Vice President, President of Hormel Foods International	48	1995

Forrest D. Dryden	Vice President, Research and Development	56	1987

Jeffrey M. Ettinger	Vice President, President-elect Jennie-O Foods	41	1998

V. Allan Krejci	Vice President, Public Relations	57	1999

Michael J. McCoy	Vice President, Controller	52	1994

Kurt F. Mueller	Vice President, Fresh Pork Sales and Marketing	43	1999

Gary C. Paxton	Vice President, Prepared Foods Operations	54	1992

Larry J. Pfeil	Vice President, Engineering	50	1999

Douglas R. Reetz	Vice President, Grocery Products Sales	45	1999

James N. Rieth	Vice President, President and Chief Executive Officer of Jennie-O Foods	59	1981

Robert A. Slavik	Vice President, Meat Products Sales	54	1993

William F. Snyder	Vice President, Refrigerated Foods Operations	42	1999

Joe C. Swedberg	Vice President, Meat Products Marketing	44	1999

Larry L. Vorpahl	Vice President, Grocery Products Marketing	36	1999

Thomas J. Leake	Corporate Secretary, Senior Attorney	54	1990

James N. Sheehan	Corporate Treasurer	44	1999

    No family relationship exists among the executive officers.

    All of the above executive officers have been employed by the Registrant in an officer capacity for more than the past five years except: Mr. Michael J. McCoy, Vice President-Treasurer of FDL Foods, Inc. until being employed by the Company on special assignment Treasury Division on October 3, 1994, on November 21, 1994 he was appointed Assistant Treasurer, on January 1, 1996 he was elected Treasurer, on January 27, 1997 he was elected Vice President-Treasurer, and on April 17, 1998 he was elected Vice President-Controller; Mr. Ronald W. Fielding, Regional Manager, Oscar Mayer Foods Corporation until being employed by the Company as Meat Products Regional Sales Manager-Southwest Region on January 24, 1994, on June 5, 1995 he was elected Vice President-Hormel Foods International Corporation, on January 1, 1996 he was elected President-Hormel Foods International, on January 27, 1997 he was elected Vice President-Hormel and President-Hormel Foods International, and on November 1, 1999 he was elected Group Vice President-Meat Products; Mr. Jeffrey M. Ettinger, Senior Attorney until April 10, 1995 when he was named Product Manager-Grocery Products, on November 24, 1997 he was appointed Assistant Treasurer, on April 27, 1998 he was elected Treasurer, and on November 1, 1999 he was elected Vice President-Hormel and President-elect of Jennie-O Foods; Mr. Steven G. Binder, Foodservice Regional Sales Manager until December 30, 1996 when he was named Director of Foodservice Sales, and on November 2, 1998 he was elected Vice President-Foodservice; Mr. Kurt F. Mueller, Director of Retail Marketing FDL Marketing until March 6, 1995 when he was named Manager Logistics and Customer Service-Refrigerated Products, on February 3, 1997 he was named Director of Fresh Pork Sales and Marketing-Meat Products, and on November 1, 1999 he was elected Vice President Sales and Marketing-Fresh Pork; Mr. Larry J. Pfeil, Corporate Manager of Plant Engineering until January 13, 1997 when he was named Corporate Manager-Engineering, on January 4, 1999 he was named Director of Engineering, and on November 1, 1999 he was elected Vice President-Engineering; Mr. Douglas R. Reetz, Director Grocery Products Sales until September 15, 1997 when he was named Director of Sales and Business Development-Grocery Products, and on November 1, 1999 he was elected Vice President Sales-Grocery Products; Mr. William F. Snyder, Manager-Industrial Engineering, Austin Plant until March 20, 1995 when he was named Plant Manager-Beloit, on December 25, 1995 he was named Plant Manager-Fremont, on September 27, 1999 he was named Director of Fresh Pork Operations, and on November 1, 1999 he was elected Vice President Operations-Refrigerated Foods; Mr. Joe C. Swedberg, Director of Marketing-Meat Products until he was elected Vice President Marketing-Meat Products on November 1, 1999; Mr. Larry L. Vorpahl, Senior Product Marketing Manager-Grocery Products until April 10, 1995 when he was named Group Product Manager-Grocery Products, on September 30, 1996 he was named Director of Grocery Products Marketing, and on November 1, 1999 he was elected Vice President Marketing-Grocery Products; Mr. V. Allan Krejci, Director of Public Relations until elected Vice President-Public Relations on November 1, 1999; Mr. James N. Sheehan, Corporate Credit Manager until September 2, 1996 when he was named Corporate Manager-Credit/Claims, on July 28, 1997 he was named Corporate Manager-Credit/Claims-Hormel Financial Services, on September 21, 1998 he was named President-Hormel Financial Services Corporation, and on November 1, 1999 he was elected Treasurer-Hormel Foods Corporation.

    Executive officers are elected annually by the Board of Directors at the first meeting following the Annual Meeting of Stockholders. Vacancies may be filled and additional officers elected at any regular or special meeting.

Item 2.    PROPERTIES

Location	Approximate Floor Space (Square Feet) Unless Noted	Owned or Leased	Expiration Date
Hormel Foods Corporation

Slaughtering and Processing Plants

Austin, Minnesota

Slaughter	217,000	Owned	(Leased Out)

Processing	1,061,000	Owned

Fremont, Nebraska	654,000	Owned

Rochelle, Illinois (Rochelle Foods, Inc.)	434,000	Owned

Processing Plants

Algona, Iowa	152,000	Owned

Austin, Minnesota—Annex	83,000	Owned

Beloit, Wisconsin	338,000	Owned

Ft. Dodge, Iowa	17,000	Owned	(Leased out)

Houston, Texas	93,000	Owned

Knoxville, Iowa	130,000	Owned

Oklahoma City, Oklahoma	57,000	Owned

Osceola, Iowa—Plant	333,000	Owned

Osceola, Iowa—Dist.Center	233,000	Owned

Stockton, California	139,000	Owned

Tucker, Georgia	259,000	Owned

Wichita, Kansas (Dold Foods, Inc.)	75,000	Owned

Aurora, Illinois (Creative Contract Packaging Corp.)	71,000	Owned

Aurora, Illinois (Herb-Ox Plant)	70,000	Owned

Research and Development Center

Austin, Minnesota	59,000	Owned

Corporate Offices

Austin, Minnesota	119,000	Owned

Stagg Foods, Inc.

Hillsboro, Oregon	100,000	Owned	(Closed)

Dan's Prize, Inc.

Long Prairie, Minn.—Plant	77,840	Owned

Browerville, Minn.—Plant	52,400	Owned

Jennie-O Foods, Inc.

Willmar, Minnesota—Airport Plant	333,000	Owned

Willmar, Minnesota—Benson Ave. Plant	79,000	Owned

Melrose, Minnesota—Plant	119,000	Owned

Turkey Farms—Acres	9,359	Owned

Henning, Minnesota—Feed Mill	5,200	Owned

Atwater, Minnesota—Feed Mill	18,800	Owned

Montevideo, Minnesota	83,000	Owned

Pelican Rapids, Minnesota—West Central Turkeys Plant	185,000	Owned

Marshall, Minnesota Heartland Foods Plant	142,000	Owned

Golden Valley, Minnesota Creative Foods Plant	23,400	Owned

Vista International Packaging, Inc. Kenosha, Wisconsin	60,940	Owned

Algona Food Equipment Company (AFECO) Algona, Iowa	45,000	Owned

    The Company has renovation or building projects in progress at Austin, Minnesota; Fremont, Nebraska; Rochelle, Illinois; Park Ten in Houston, Texas; and at various Jennie-O locations.

    The Company believes its operating facilities are well maintained and suitable for current production volumes and all volumes anticipated in the foreseeable future.

Item 3.    LEGAL PROCEEDINGS

    The Company knows of no pending material legal proceedings.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to shareholders during the fourth quarter of the 1999 fiscal year.

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The high and low closing price of the Company's Common Stock and the dividends per share declared for each fiscal quarter of 1999 and 1998, respectively, are shown below:

1999	High		Low		Dividend
Fourth Quarter	45	1/4	38	1/4	$.165
Third Quarter	40	7/16	36	3/4	$.165
Second Quarter	38		34	5/16	$.165
First Quarter	35	1/2	29	9/16	$.165
1998	High		Low		Dividend
Fourth Quarter	34	1/2	26	3/16	$.16
Third Quarter	36	15/16	32	1/16	$.16
Second Quarter	38	7/8	32	11/16	$.16
First Quarter	32	15/16	28	5/8	$.16

    Additional information about dividends, principal market of trade and number of stockholders on page 33 of the Annual Stockholders' Report for the year ended October 30, 1999, is incorporated herein by reference. The Company's Common Stock has been listed on the New York Stock Exchange since January 16, 1990.

Item 6.  SELECTED FINANCIAL DATA

    Selected Financial Data for the ten years ended October 30, 1999, on pages 20 and 21 of the Annual Stockholders' Report for the year ended October 30, 1999, is incorporated herein by reference.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 17 through 19 of the Annual Stockholders' Report for the year ended October 30, 1999, is incorporated herein by reference.

Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Information on the Company's exposure to market risk is included in the Management's Discussion and Analysis of Financial Condition and Results of Operations on page 19 of the Annual Stockholders' Report for the year ended October 30, 1999, incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Consolidated Financial Statements, including unaudited quarterly data, on pages 22 through 32 and the Report of Independent Auditors on page 32 of the Annual Stockholders' Report for the year ended October 30, 1999, is incorporated herein by reference.

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information under "Election of Directors", contained on pages 3 through 5 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 25, 2000, is incorporated herein by reference.

    Information concerning Executive Officers is set forth in Item 1(d) of Part I pursuant to Instruction 3, Paragraph (b) of Item 401 of Regulation S-K.

Item 11.  EXECUTIVE COMPENSATION

    Information for the year ended October 30, 1999, under "Executive Compensation" on pages 8 through 14 and "Compensation of Directors" on page 5 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 25, 2000, is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Ownership of securities of the Company by certain beneficial owners and management for the year ended October 30, 1999, as set forth on pages 6 and 7 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 25, 2000, is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information under "Other Information Relating to Directors, Nominees, and Executive Officers" for the year ended October 30, 1999, as set forth on page 15 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 25, 2000, is incorporated herein by reference.

PART IV

Item 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
(1) and (2)—The response to this portion of Item 14 is submitted as a separate section of this report.

  (3) —List of Exhibits—The response to this portion of Item 14 is submitted as a separate section of this report.

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

HORMEL FOODS CORPORATION

By:	/s/ JOEL W. JOHNSON Joel W. Johnson, Chairman of the Board, President and Chief Executive Officer	January 25, 2000 Date

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ JOEL W. JOHNSON Joel W. Johnson	1/25/00 Date	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ DON J. HODAPP Don J. Hodapp	1/25/00 Date	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)
/s/ GARY J. RAY Gary J. Ray	1/25/00 Date	Executive Vice President-Refrigerated Foods and Director
/s/ ERIC A. BROWN Eric A. Brown	1/25/00 Date	Group Vice President-Prepared Foods and Director
/s/ DAVID N. DICKSON David N. Dickson	1/25/00 Date	Group Vice President-Hormel Foods International and Corporate Development and Director
/s/ JOHN W. ALLEN John W. Allen	1/25/00 Date	Director
/s/ JOHN R. BLOCK John R. Block	1/25/00 Date	Director
/s/ WILLIAM S. DAVILA William S. Davila	1/25/00 Date	Director
/s/ E. PETER GILLETTE JR. E. Peter Gillette Jr.	1/25/00 Date	Director
/s/ LUELLA G. GOLDBERG Luella G. Goldberg	1/25/00 Date	Director
/s/ GERALDINE M. JOSEPH Geraldine M. Joseph	1/25/00 Date	Director
/s/ JOSEPH T. MALLOF Joseph T. Mallof	1/25/00 Date	Director
/s/ DR. ROBERT R. WALLER Dr. Robert R. Waller	1/25/00 Date	Director

ANNUAL REPORT ON FORM 10-K
ITEM 14 (a) (1), (2), AND (3) AND ITEM 14 (c) AND (d)
LIST OF FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE
FINANCIAL STATEMENT SCHEDULE
LIST OF EXHIBITS

YEAR ENDED OCTOBER 30, 1999
HORMEL FOODS CORPORATION
Austin, Minnesota

Item 14(a) (1), (2) and (3) and Item 14 (c) and (d)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

    HORMEL FOODS CORPORATION
October 30, 1999

    The following consolidated financial statements of Hormel Foods Corporation included in the Annual Report of the Registrant to its stockholders for the year ended October 30, 1999, are incorporated herein by reference in Item 8 of Part II of this report:

Consolidated Statements of Financial Position—October 30, 1999 and October 31, 1998.

Consolidated Statements of Operations—Years Ended October 30, 1999, October 31, 1998 and October 25, 1997.

Consolidated Statements of Changes in Shareholders' Investment—Years Ended October 30, 1999, October 31, 1998 and October 25, 1997.

Consolidated Statements of Cash Flows—Years Ended October 30, 1999, October 31, 1998 and October 25, 1997.

Notes to Financial Statements—October 30, 1999.

Report of Independent Auditors

    The following consolidated financial statement schedule of Hormel Foods Corporation required pursuant to Item 14(d) is submitted herewith.

Schedule II—Valuation and Qualifying Accounts and Reserves

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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

    HORMEL FINANCIAL SERVICES CORPORATION
(Dollars in Thousands)

A	B	C			D			E
		Additions
Classification	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts- Describe		Deductions- Describe			Balance at End of Period
Valuation reserve deduction from assets account:
Fiscal year ended October 30, 1999
Allowance for doubtful accounts receivable	$1,273	$1,071	$-0-		$ $	1,131 (60	(1) )(2)	$1,273
Fiscal year ended October 31, 1998
Allowance for doubtful accounts receivable	$1,273	$691	$-0-		$ $	729 (38	(1) )(2)	$1,273
Fiscal year ended October 25, 1997
Allowance for doubtful accounts receivable	$1,413	$757	$(140	)(3)	$ $	822 (65	(1) )(2)	$1,273

Note (1)—Uncollectible accounts written off.

Note (2)—Recoveries on accounts previously written off.

Note (3)—Reserve on records of Farm Fresh Catfish Company before the sale occurred during
Fiscal 1997.

LIST OF EXHIBITS

HORMEL FOODS CORPORATION

Number		Description of Document
*(3)	A-1	Certification of Incorporation as amended to date. (Filed as Exhibit 3A-1 to Annual Report on Form 10-K for fiscal year ended October 26, 1996.)
*(3)	B-1	By-laws as amended to date.
(4)		Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.
(9)		None.
(10)		None.
(12)		None.
**(13)		Pages 17 through 33 of the Annual Report to Stockholders for fiscal year ended October 30, 1999.
(18)		None.
(19)		None.
(22)		None.
**(23)		Consent of Independent Auditors.
(24)		None.
(25)		None.
**(27)		Financial Data Schedule.
**(99)		Exhibit 99—Cautionary Statement Relevant to Forward-Looking Statements and Information for the Purpose of "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.
**(99.1)		Proxy Statement for the Annual Meeting of Stockholders to be held January 25, 2000.
*
Document has previously been filed with the Securities and Exchange Commission and is incorporated herein by reference.

**
These Exhibits transmitted via EDGAR.

QuickLinks

PART I

PART II
PART III
PART IV

SIGNATURES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

LIST OF EXHIBITS