Form 10-Q
period 2000-01-29
HORMEL FOODS CORP /DE/
filed 2000-03-14
CIK 48465

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended January 29, 2000                               Commission File
                                                                 Number 1-2402


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant. was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES /XXX/              NO / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class                          Outstanding at January 29, 2000
--------------------------------------------------------------------------------
Common Stock                   $.0586 par value         141,507,800 (post split)
Common Stock Non-Voting        $.01 par value                  -0-

Pages: This report contains eleven pages numbered sequentially from this cover page.

                                                                       FORM 10-Q

                        STATEMENTS OF FINANCIAL POSITION
                            (In Thousands of Dollars)

                            HORMEL FOODS CORPORATION


                                               January 29,          October 30,
                                                  2000                  1999
                                               -----------          -----------
                                               (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                    $   150,354          $   188,310
  Short-term marketable securities--
    at cost which approximates market               67,576               60,252
  Accounts receivable                              232,621              266,059
  Inventories                                      267,150              270,239
  Deferred income taxes                             10,019                9,526
  Prepaid expenses                                  37,106                5,757
                                               -----------          -----------
          TOTAL CURRENT ASSETS                     764,826              800,143

DEFERRED INCOME TAXES                               61,204               60,051

INTANGIBLES                                         97,023               98,544

INVESTMENTS IN AFFILIATES                          141,135              142,879

OTHER ASSETS                                        86,835               78,344

PROPERTY, PLANT AND EQUIPMENT
  Land                                              13,385               13,108
  Buildings                                        289,014              286,662
  Equipment                                        664,191              652,723
  Construction in progress                          53,607               49,693
                                               -----------          -----------
                                                 1,020,197            1,002,186
  Less allowance for depreciation
                                                  (507,541)            (496,562)
                                               -----------          -----------
                                                   512,656              505,624

                                               $ 1,663,679          $ 1,685,585
                                               ===========          ===========



See notes to financial statements

                                                                       FORM 10-Q

                        STATEMENTS OF FINANCIAL POSITION
                            (In Thousands of Dollars)

                            HORMEL FOODS CORPORATION

                                                              January 29,            October 30,
                                                                 2000                   1999
                                                              -----------           -----------
                                                              (Unaudited)
LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES
  Accounts payable                                            $   164,688           $   162,585
  Accrued expenses                                                 31,238                37,255
  Accrued marketing                                                42,170                34,882
  Employee compensation                                            36,698                73,050
  Taxes, other than federal income taxes                                0                12,333
  Dividends payable                                                12,547                11,902
  Federal income tax                                               35,636                12,186
  Current maturities of long-term debt                             39,315                41,214
                                                              -----------           -----------
          TOTAL CURRENT LIABILITIES                               362,292               385,407

LONG-TERM DEBT--less current maturities                           177,070               184,723

ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION                     252,523               252,236

OTHER LONG-TERM LIABILITIES                                        25,007                22,077

SHAREHOLDERS' INVESTMENT
  Preferred Stock, par value $.01 a share--
    authorized 80,000,000 shares; issued--none
  Common Stock, non-voting, par value $.01 a share-- authorized 80,000,000 shares; issued--none

  Common Stock, par value $.0586 a share--
    authorized 400,000,000 shares;
      issued 141,507,800 shares Jan. 29, 2000
      issued 142,724,870 shares Oct. 30, 1999                       8,292                 8,364
  Accumulated other comprehensive loss                             (7,231)               (6,305)
  Retained earnings                                               845,726               839,083
                                                              -----------           -----------
          TOTAL SHAREHOLDERS' INVESTMENT                          846,787               841,142
                                                              -----------           -----------
                                                              $ 1,663,679           $ 1,685,585
                                                              ===========           ===========

See notes to financial statements

                                                                       FORM 10-Q

                             STATEMENTS OF EARNINGS
                    (In Thousands, Except Per Share Amounts)

                            HORMEL FOODS CORPORATION

                                                Three                   Three
                                             Months Ended           Months Ended
                                              January 29,            January 30,
                                                 2000                    1999
                                          ---------------        ---------------

Sales, less returns and allowances              $ 903,913           $ 799,005

Cost of products sold                             640,832             557,240
                                                ---------           ---------

          GROSS PROFIT                            263,081             241,765

Expenses:
  Selling and delivery                             94,889              86,799

  Marketing                                        84,977              78,014

  Administrative and general                       16,494              18,535
                                                ---------           ---------

          OPERATING INCOME                         66,721              58,417

Other income and expenses:
  Other income--net                                 6,052               5,474

  Equity in earnings of affiliates                   (666)              4,760

  Interest expense
                                                   (3,561)             (2,933)
                                                ---------           ---------

          EARNINGS BEFORE INCOME TAXES             68,546              65,718

Provision for income taxes                         24,698              23,338
                                                ---------           ---------

          NET EARNINGS                          $  43,848           $  42,380
                                                =========           =========


NET EARNINGS PER SHARE (BASIC)                  $    0.31           $    0.29
                                                =========           =========


NET EARNINGS PER SHARE (DILUTED)                $    0.30           $    0.29
                                                =========           =========


See notes to financial statements

                                                                       FORM 10-Q
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                            HORMEL FOODS CORPORATION

                                                                              Three                Three
                                                                           Months Ended         Months Ended
                                                                            January 29,          January 30,
                                                                               2000                 1999
                                                                        ---------------     ---------------
OPERATING ACTIVITIES
  Net earnings                                                                $  43,848           $  42,380
  Adjustments to reconcile to net cash
    provided by operating activities:
      Depreciation                                                               14,584              14,997
      Amortization of intangibles                                                 1,521               1,737
      Equity in earnings of affiliates                                              666              (4,760)
      Provision for deferred income taxes                                        (1,646)               (422)
      (Gain) loss on property/equipment sales                                       240                 275
  Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                                 33,438              13,783
      (Increase) decrease in inventories
       and prepaid expenses                                                     (28,260)            (22,467)
      Increase (decrease) in accounts payable
       and accrued expenses                                                     (18,644)              3,985
                                                                              ---------           ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        45,747              49,508

INVESTING ACTIVITIES
   Sale of held-to-maturity securities                                           14,589              11,720
   Purchase of held-to-maturity securities                                      (21,913)            (21,444)
   Purchases of property/equipment                                              (22,298)            (12,062)
   Proceeds from sales of property/equipment                                        442                 281
   (Increase) in investments, equity in affiliates, and other assets             (8,339)            (27,850)
                                                                              ---------           ---------
NET CASH USED IN INVESTING ACTIVITIES                                           (37,519)            (49,355)

FINANCING  ACTIVITIES
   Proceeds from long-term borrowings                                             1,838              22,616
   Principal payments on long-term debt                                          (9,601)                (29)
   Dividends paid on Common Stock                                               (11,844)            (11,756)
   Stock Repurchase                                                             (25,030)             (2,046)
   Other                                                                         (1,547)                170
                                                                              ---------           ---------
NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                                                      (46,184)              8,955
                                                                              ---------           ---------

(DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS                                                                (37,956)              9,108
   Cash and cash equivalents at beginning of year                               188,310             203,934
                                                                              ---------           ---------

CASH AND CASH EQUIVALENTS
  AT END OF QUARTER                                                           $ 150,354           $ 213,042
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

The accounting policies followed by the Company are set forth in Note A to the Company's Financial Statements in the 1999 Hormel Foods Corporation Annual Report to Shareholders, which is incorporated by reference on Form 10-K.

NOTE B

The results of operations for the three month periods ended January 29, 2000 and January 30, 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE C

The Company reports comprehensive income as defined by the Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". Total comprehensive income (net income plus other comprehensive income) was $42,922 and $42,410 for the three month periods ended January 29, 2000 and January 30, 1999, respectively.

NOTE D

The following table sets forth the denominator for the computation of basic and diluted earnings per share:


                                                              Three Months Ended
                                                              ------------------
                                                  January 29, 2000        January 30, 1999
                                                  ----------------        ----------------
      Denominator for basic earnings per
      share - weighted-average shares                   142,341,751            146,899,396

      Dilutive potential common shares                    1,447,948                874,874
                                                      -------------          -------------

      Denominator for diluted earnings per
      share - adjusted weighted-average
      shares and assumed conversions                    143,789,699            147,774,270
                                                      =============          =============


                                                                       FORM 10-Q


                     MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (In Thousands except share amounts)

                            HORMEL FOODS CORPORATION


RESULTS OF OPERATIONS

Operating earnings for the first quarter of fiscal 2000 increased 13.7 percent to $43,848 from $38,572 in 1999. Including a one-time gain, net of taxes, from the sale of land by Campofrio Alimentacion, S.A., a Spanish food company in which Hormel has a 21.4 percent ownership interest, total reported earnings for the first quarter of 1999 were $42,380. Dollar sales for the quarter increased $104,908 to $903,913 on a tonnage volume gain of 5.4 percent when compared to the same period last year.

The Company's core Hormel business continues to be the major contributor to earnings and volume growth.

Hog processing levels within the Company increased 2.1 percent for the current quarter compared to 1999 despite a 4.3 percent decline in the total National Federally Inspected processing numbers for the same period. Hog contracts continued to ensure a quality supply of hogs during a period of some herd liquidation and enabled the Company to operate facilities at optimum capacity. Any difference between the prices for hogs purchased under procurement contracts compared to prices paid on the quoted spots market are reflected in current operating results.

The Refrigerated Group which includes the Pork Operations unit, Meat Products unit and Foodservice unit experienced volume growth across all units. The Meat Products unit tonnage volume increased 11.3 percent compared to last year with the expansion of the Always Tender-Registered Trademark- fresh pork brand a major contributor with tonnage up 27.0 percent. Record ham sales for the Christmas holiday contributed to a 14.0 percent increase for processed meats for the quarter over 1999. The introduction of Always Tender-Registered Trademark- entrees during the quarter was well received and added to the Company's already strong position in the refrigerated meat case.

The Foodservice unit of the Refrigerated Group had volume growth of 17.0 percent for the first quarter compared to last year. Branded tonnage increased 13.8 percent over 1999. Significant category gains during the quarter included precooked bacon up 19.0 percent, Bread Ready Meats up 18.0 percent, pork sausage up 24.0 percent and premium bacon up 16.0 percent.

In the Prepared Foods Group, the Grocery Products unit tonnage volume increased 10.7 percent over 1999. Mass merchandisers and club store business remained very strong with first quarter sales volume up 45.0 percent. The El Torito-Registered Trademark- brand continues to perform well in southern California. The product offerings of the El Torito-Registered Trademark- line is being expanded to include Sweet Corn Cake and Fajitas in a frozen state for club stores. Introduction of El Torito-Rsalsas has begun in northern California.

In January, two new microwave items were introduced in the Dinty Moore American Classics-Registered Trademark- line and one new microwave item under the Kid's Kitchen-Registered Trademark- brand.

The Carapelli-Registered Trademark- Olive Oil launch is proceeding as planned. The acceptance rate is higher than projected with most accounts placing 6 to 7 items. Product should be on store shelves by mid-March.

                                                                       FORM 10-Q


Turkey volume for Jennie-O in the first quarter increased slightly from last year as the Company continued to focus on increasing its mix of value-added products. Jennie-O-Registered Trademark- turkey franks have moved past Louis Rich as the national leader in the turkey frank category.

Breeder hen inventories, turkey egg sets and poult placements are expected to be relatively flat for the remainder of the year. This could place further pressure on industry freezer inventories which have been running 10-14 percent below year-ago levels.

International sales volume increased 53 percent for the quarter compared to 1999. The growth was across most product categories and was led by a 67 percent increase in fresh and frozen pork volume. Chinese style hams were introduced in the Beijing and Shanghai markets in January and are receiving a good acceptance.

Selling and delivery expenses for the quarter were 10.5 percent of sales compared to 10.9 percent in 1999. Marketing expenses for the quarter were $84,977 or 9.4 percent of sales compared to $78,014 or 9.8 percent of sales last year. The change in both expense classifications reflects the effect of sales dollar growth in 2000.

Administrative and general expenses were $16,494 or 1.8 percent of sales compared to $18,535 or 2.3 percent of sales for the same period of 1999. The decline in actual dollars was due primarily to a write-down of an idle facility during the first quarter last year. Sales dollar growth in 2000 also impacted the percentage of sales change.

The effective tax rate for the first quarter of 2000 was 36.0 percent compared to 35.5 percent last year. The Company expects the rate to hold relatively stable for the remainder of the year.

                                                                       FORM 10-Q

LIQUIDITY AND CAPITAL RESOURCES

Ratio comparisons for the first quarter of 2000 and 1999, which demonstrate the Company's financial strength, are as follows:

                                                   End of Quarter
                                          -----------------------------
                                            1st Quarter     1st Quarter
                                                2000           1999
                                          --------------  -------------
Liquidity Ratios
     Current ratio                              2.1            2.7
     Receivables turnover                      14.5           14.8
     Days sales in receivables                 23.5 days      23.9 days
     Inventory turnover                         9.5            9.2
     Days sales in inventory                   38.0 days      40.2 days

Leverage Ratio
     Long-term debt to equity                  25.6%          27.8%

Operating Ratios
     Pre-tax profit to net worth               32.5%         *31.8%
     Pre-tax profit to total assets            16.4%         *16.6%



* Includes $3,808 in pre-tax profit from sale of land by Campofrio.


Changes during the first quarter in current asset and liability balances followed normal seasonal patterns. Accounts receivable and inventory balances are consistent with the price levels for pork and past and future sales volumes.

During the quarter, the Company invested $22,298 in new plant and equipment primarily in Houston, Texas; Austin, Minnesota; and Rochelle, Iowa. Investment in plant and equipment continues to emphasize productivity gains and efficient product flow while improving ergonomics and safety conditions for employees.

The Company continues to keep excess funds invested short-term. The leverage ratio indicates that significant borrowing capacity remains to take advantage of business opportunities that may arise through acquisition or internal expansion.

During the first quarter of fiscal 2000, 1,234,400 shares (post split) were purchased under the share repurchase program at an average price per share of $20.27.

                                                                       FORM 10-Q

FORWARD-LOOKING STATEMENTS

The Company and its representatives may from time to time make written or oral statements with respect to annual or long-term goals and expectations of the Company. These statements include but are not limited to the Company's filings with the Securities and Exchange Commission and in its reports to shareholders. The Company cautions readers not to place undue reliance on forward-looking statements, which represent current views as of the date made.

Exhibit 99 to the Annual Report on Form 10-K for year ended October 30, 1999 provides the full text of the Company's cautionary statement relevant to forward-looking statements and information for the purpose of "Safe Harbor" provisions of the Private Securities Litigations Reform Act of 1995.

                                                                       FORM 10-Q

                           PART II - OTHER INFORMATION

                            HORMEL FOODS CORPORATION


Item 4.    Results of Votes of Security Holders.

At the Annual Meeting of Shareholders on January 25, 2000 the proposal to approve the Hormel Foods Corporation 2000 Stock Incentive Plan was approved.

         FOR                          AGAINST                    ABSTAIN
         ----------                   ---------                  ---------
         49,598,244                   8,073,111                  3,737,399

At the Annual Meeting of Shareholders on January 25, 2000 the proposal to amend the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock and reduce the par value to effect a stock split, and to increase the number of authorized shares of Nonvoting Common Stock and Preferred Stock was approved.

         FOR                          AGAINST                    ABSTAIN
         ----------                   ---------                  ---------
         48,722,716                   9,191,094                  3,494,944


Item 6.    Exhibits and Reports on Form 8-K

The Company filed a Form 8-K on December 9, 1999 announcing that the Board of Directors at their November 22, 1999 regular meeting authorized a two-for-one split of its Common Stock subject to shareholder approval at the Annual Meeting.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         HORMEL FOODS CORPORATION
                                         ------------------------
                                             (Registrant)



Date:  March 14, 2000                  By  /s/ D. J. HODAPP
     ----------------------              ------------------------------
                                           D. J. HODAPP
                                           Executive Vice President
                                           and Chief Financial Officer



Date:  MARCH 14, 2000                  By  /s/ J. N. SHEEHAN
     ----------------------              ------------------------------
                                           J. N. SHEEHAN
                                           Treasurer



Hormel Foods Corporation
Exhibit 27 -- Financial Data Schedule
Article 5 of Regulation S-X

Multiplier                                          1,000

Period Type                                      3 months

Fiscal Year-End                                  10/28/00

Period End                                        1/29/00

Cash                                             $150,354
Securities                                         67,576
Receivables                                       232,621
Allowances                                              0
Inventory                                         267,150
Current Assets                                    764,826
P P & E                                         1,020,197
Acc. Depreciation                               (507,541)
Total Assets                                    1,663,679
Current Liabilities                               362,292
Bonds & Debt                                      177,070
Common Stock                                        8,292
Preferred - mandatory                                   0
Preferred Stock                                         0
Other Shareholder Equity                                0
Total Liabilities & Equity                      1,663,679
Sales                                             903,913
Total Revenues                                    903,913
COGS                                              640,832
Total Costs                                       640,832
Other Expenses                                          0
Loss Provision                                          0
Interest Expense                                    3,561
Interest on Debt Discount                               0
Income - Pretax                                    68,546
Income Taxes                                       24,698
Income from Cont. Op.                              43,848
Discontinued Oper.                                      0
Extraordinary Items                                     0
Cumulative Eff. Changes                                 0
Net Income                                         43,848
EPS - Basic                                         $0.31
EPS - Diluted                                       $0.30
