Form 10-Q
period 2000-04-29
HORMEL FOODS CORP /DE/
filed 2000-06-13
CIK 48465

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended April 29, 2000                                Commission File
                                                                  Number 1-2402


                            HORMEL FOODS CORPORATION

Incorporated Under the Laws
of the State of Delaware                                       Fein #41-0319970

                                 1 Hormel Place
                          Austin, Minnesota 55912-3680
                           Telephone - (507) 437-5737

                                      None
------------------------------------------------------------------------------

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

                           YES   XXX                          NO
                                 ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


Class                                       Outstanding at April 29, 2000
-------------------------------------------------------------------------------
Common Stock                               $.0586 par value         140,257,443
Common Stock Non-Voting                    $.01 par value                  -0-


Pages: This report contains twelve pages numbered sequentially from this cover page.

                                                                       FORM 10-Q


                        STATEMENTS OF FINANCIAL POSITION
                            (In Thousands of Dollars)

                            HORMEL FOODS CORPORATION


                                                                             April 29,            October 30,
                                                                               2000                   1999
                                                                          ---------------       -------------
                                                                            (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                 $    125,987        $     188,310
  Short-term marketable securities--
    at cost which approximates market                                             22,890               60,252
  Accounts receivable                                                            251,393              266,059
  Inventories                                                                    291,995              270,239
  Deferred income taxes                                                           10,479                9,526
  Prepaid expenses                                                                21,525                5,757
                                                                          ---------------       --------------
                         TOTAL CURRENT ASSETS                                    724,269              800,143

DEFERRED INCOME TAXES                                                             60,691               60,051

INTANGIBLES                                                                       95,559               98,544

INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES                                   142,957              142,879

OTHER ASSETS                                                                      86,453               78,344

PROPERTY, PLANT AND EQUIPMENT
  Land                                                                            13,629               13,108
  Buildings                                                                      291,781              286,662
  Equipment                                                                      679,269              652,723
  Construction in progress                                                        56,398               49,693
                                                                          ---------------       --------------
                                                                               1,041,077            1,002,186
  Less allowance for depreciation                                               (519,126)           (496,562)
                                                                          ----------------      --------------
                                                                                 521,951              505,624

                                                                           $   1,631,880        $   1,685,585
                                                                          ===============       ==============



See notes to financial statements

                                                                       FORM 10-Q


                        STATEMENTS OF FINANCIAL POSITION
                            (In Thousands of Dollars)

                            HORMEL FOODS CORPORATION

                                                                              April 29,            October 30,
                                                                                2000                  1999
                                                                           -------------          ------------
                                                                           (Unaudited)
LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES
  Accounts payable                                                            $  131,140            $  162,585
  Accrued expenses                                                                24,259                37,255
  Accrued marketing                                                               42,993                34,882
  Employee compensation                                                           46,956                73,050
  Taxes, other than federal income taxes                                               0                12,333
  Dividends payable                                                               12,449                11,902
  Federal income tax                                                              34,376                12,186
  Current maturities of long-term debt                                            38,781                41,214
                                                                           -------------          ------------
          TOTAL CURRENT LIABILITIES                                              330,954               385,407


LONG-TERM DEBT--less current maturities                                          175,233               184,723

ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION                                    252,625               252,236

OTHER LONG-TERM LIABILITIES                                                       24,527                22,077

SHAREHOLDERS' INVESTMENT
  Preferred Stock, par value $.01 a share--
    authorized 80,000,000 shares; issued--
    none
  Common Stock, non-voting, par value $.01
    a share--authorized 80,000,000 shares;
    issued--none
  Common Stock, par value $.0586 a share--
    authorized 400,000,000 shares;
      issued 140,257,443 shares April 29, 2000
      issued 142,724,870 shares Oct. 30, 1999                                      8,146                 8,364
  Accumulated other comprehensive loss                                           (8,839)               (6,305)
  Retained earnings                                                              849,234               839,083
                                                                           -------------         -------------

          TOTAL SHAREHOLDERS' INVESTMENT                                         848,541               841,142
                                                                           -------------         --------------

                                                                             $ 1,631,880           $ 1,685,585
                                                                           =============         =============

See notes to financial statements

                                                                       FORM 10-Q


                             STATEMENTS OF EARNINGS
                    (In Thousands, Except Per Share Amounts)

                            HORMEL FOODS CORPORATION


                                                              Three Months Ended                      Six Months Ended
                                                          April 29,         May 1,               April 29,          May 1,
                                                             2000            1999                  2000              1999
                                                       -------------   ------------          -------------     --------------
Sales, less returns and allowances                        $ 879,023       $ 791,095            $ 1,782,936       $ 1,590,100

Cost of products sold                                       638,909         564,072              1,279,741         1,121,312
                                                       ------------    ------------          -------------     -------------

         GROSS PROFIT                                       240,114         227,023                503,195           468,788

Expenses:
  Selling and delivery                                       92,390          87,472                187,279           174,271

  Marketing                                                  73,115          73,750                158,092           151,764

  Administrative and general                                 18,595          16,111                 35,089            34,646
                                                       ------------    ------------          -------------     -------------

         OPERATING INCOME                                    56,014          49,690                122,735           108,107

Other income and expenses:
  Other income--net                                           4,298           4,280                 10,350             9,754

  Equity in earnings of affiliates                              670         (1,806)                      4             2,954

  Interest expense                                          (4,338)         (3,683)                (7,899)           (6,616)
                                                       ------------    ------------          -------------     -------------

EARNINGS BEFORE INCOME TAXES                                 56,644          48,481                125,190           114,199

Provision for income taxes                                   20,390          16,647                 45,088            39,985
                                                       ------------    ------------          -------------     -------------

         NET EARNINGS                                  $     36,254    $     31,834          $      80,102     $      74,214
                                                       ============    ============          =============     =============


NET EARNINGS PER SHARE (DILUTED)                       $       0.26    $       0.22          $        0.56     $        0.50
                                                       ============    ============          =============     =============

NET EARNINGS PER SHARE (BASIC)                         $      0.26     $       0.22          $        0.57     $        0.51
                                                       ============    ============          =============     =============


See notes to financial statements

                                                                       FORM 10-Q

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                            HORMEL FOODS CORPORATION

                                                                                       Six Months Ended
                                                                                April 29,              May 1,
                                                                                  2000                  1999
                                                                           ----------------         -------------
OPERATING ACTIVITIES
  Net earnings                                                             $        80,102          $     74,214
  Adjustments to reconcile to net cash
    provided by operating activities:
      Depreciation                                                                  29,671                28,753
      Amortization of intangibles                                                    2,985                 3,463
      Equity in earnings of affiliates                                                 (4)               (2,954)
      Provision for deferred income taxes                                          (1,627)                 2,005
      (Gain) loss on property/equipment sales                                          465                   610
  Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                                    14,666                23,403
      (Increase) decrease in inventories
       and prepaid expenses                                                       (37,524)              (25,404)
      Increase (decrease) in accounts payable
       and accrued expenses                                                       (49,728)              (17,690)
                                                                           ---------------         -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           39,006                86,400

INVESTING ACTIVITIES
   Sale of held-to-maturity securities                                              67,897                34,409
   Purchase of held-to-maturity securities                                        (30,535)              (49,344)
   Purchases of property/equipment                                                (48,067)              (28,915)
   Proceeds from sales of property/equipment                                         1,604                   532
   (Increase) decrease in investments and other assets                            (10,609)              (29,959)
                                                                           ---------------          ------------
NET CASH USED IN INVESTING ACTIVITIES                                             (19,710)              (73,277)

FINANCING  ACTIVITIES
   Proceeds from long-term borrowings                                                3,456                24,620
   Principal payments on long-term debt                                           (12,262)               (2,802)
   Dividends paid on Common Stock                                                 (24,244)              (23,865)
   Stock Repurchase                                                               (45,793)              (22,559)
   Other                                                                           (2,776)                   822
                                                                           ---------------          ------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               (81,619)              (23,784)
                                                                           ---------------          ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                  (62,323)              (10,661)
Cash and cash equivalents at beginning of year                                     188,310               203,934
                                                                           ---------------          ------------

CASH AND CASH EQUIVALENTS AT END OF QUARTER                                $       125,987          $    193,273
                                                                           ===============          ============


See notes to financial statements

                                                                       FORM 10-Q


                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 (In Thousands)

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

NOTE B

The results of operations for the three and six month periods ended April 29, 2000 and May 1, 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE C

Total comprehensive income (net income plus other comprehensive income) was $34,646 and $77,568 for the three and six-month periods ended April 29, 2000 compared to $31,671 and $74,081 for the three and six-month periods ended May 1, 1999. Other comprehensive income consists of minimum pension liability adjustments and foreign currency translation adjustments.

NOTE D

The following table sets forth the denominator for the computation of basic and diluted earnings per share:


                                                              Three Months Ended                  Six Months Ended
                                                              ------------------                  ----------------
                                                       April 29, 2000     May 1, 1999     April 29, 2000     May 1, 1999
                                                       --------------     -----------     --------------     -----------
      Denominator for basic earnings per share
      - weighted-average shares                           140,771           146,520          141,556           146,710

      Dilutive potential common shares                        846             1,212            1,147             1,043
                                                              ---             -----            -----             -----

      Denominator for diluted earnings per
      share - adjusted weighted-average shares
      and assumed conversions                             141,617           147,732          142,703           147,753
                                                          =======           =======          =======           =======

                                                                       FORM 10-Q


                     MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (In Thousands except share amounts)

                            HORMEL FOODS CORPORATION


RESULTS OF OPERATIONS

Net earnings in the second quarter increased 13.9 percent to $36,254 from $31,834 during the same quarter of 1999. Sales for the quarter increased 11.1 percent to $879,023 from $791,095 last year. Tonnage for the period increased
2.0 percent to 751,173 pounds compared to 1999.

Net reported earnings for the first six months of fiscal 2000 were $80,102 compared to $74,214 last year. The 1999 results include a gain, net of taxes, of $3,808 on the sale of land by Campofrio Alimentacion, S.A., a Spanish company in which Hormel has 21.4 percent ownership interest. Excluding the one-time gain, net operating earnings for the first half of 2000 were $80,102 compared to $70,406 last year, an increase of 13.8 percent. Tonnage volume for the six months increased 3.7 percent over 1999 to 1,536,328, which is a record volume for the first two quarters.

The Company's core Hormel business continues to be the major contributor to earnings. The increase in sales dollars and earnings on a smaller increase in tonnage volume reflects higher price levels for raw materials and a product mix, which includes a larger proportion of branded, manufactured products.

Within the Refrigerated Foods Group hog processing levels for the second quarter were flat compared to the same period last year. While Hormel numbers were flat, USDA federally inspected processing numbers for the quarter were down 3.6 percent from 1999. Hormel's hog contracts continue to ensure a quality supply of hogs during a time of some herd liquidation. Hog contracts, which are accounted for on a current basis, were a positive benefit to the Company for the quarter.

Tonnage of the Foodservice unit of Refrigerated Foods increased 18.0 percent for the quarter and 17.0 percent year to date compared to the same periods last year. The premium fresh pork category, which includes ALWAYS TENDER(-Registered Trademark-) Pork, increased 44.0 percent for the quarter compared to 1999. During the quarter, Foodservice introduced AUSTIN BLUES BBQ(-Registered Trademark-), a line of fully cooked premium smoked meats, including St. Louis - style ribs, beef briskets, center-cut pork loin and pulled pork. The AUSTIN BLUES BBQ(-Registered Trademark-) line has been very well received by restaurants looking to menu up-scaled products.

The Meat Products unit of the Refrigerated Group had tonnage increases of 2.3 and 6.8 percent respectively for the quarter and first half compared to 1999. ALWAYS TENDER(-Registered Trademark-) Pork continued its strong performance with a double-digit sales increase for the tenth consecutive quarter. Retailers report that their overall pork sales have increased as a result of the ALWAYS TENDER(-Registered Trademark-) program. The introduction of ALWAYS TENDER(-Registered Trademark-) Fresh Beef has been met with excellent trade enthusiasm. National distribution of the new line of beef products is expected by the end of the third quarter

Despite a late Easter season, sales of CURE 81(-Registered Trademark-) Ham increased from last years record level. Additionally, record high market shares were achieved in the bacon and pepperoni categories during the quarter.

The Grocery Products unit of the Grocery Products Group experienced a 4.1 percent tonnage growth compared to the first half of 1999. During the second quarter market share gains were realized in SPAM(-Registered Trademark-) Luncheon Meat, HORMEL(-Registered Trademark-) Chili, DINTY MOORE(-Registered Trademark-) Beef Stew, HORMEL(-Registered Trademark-) Chunk Meats, HORMEL(-Registered Trademark-) Real Bacon Bits, EL TORITO(-Registered Trademark-) and HERDEZ(-Registered Trademark-) Salsas.

During the second quarter, the Company introduced a new "Kid friendly" all-plastic microwaveable cup in ten markets under the KID'S
KITCHEN(-Registered Trademark-) label. Thirteen items are being sold in this new shelf stable cup, which has no metal or sharp edges.

The Carapelli(-Registered Trademark-) Olive Oil launch is on plan. Distribution is increasing rapidly and will be over 80 percent ACV by the middle of the third quarter. Acceptance of the product line is over 90 percent with most accounts placing 6 to 7 SKUs.

In the International Group, export sales were up 9.5 and 27.0 percent for the quarter and six months, respectively, compared to last year. Significant volume gains were experienced in SPAM(-Registered Trademark-) Luncheon Meat, HORMEL(-Registered Trademark-) Chunk Meats, DINTY MOORE(-Registered Trademark-) Canned Meats and HORMEL(-Registered Trademark-) Dry Sausage Toppings.

Sales tonnage in China doubled compared to 1999 with Foodservice and new Chinese-style products driving the growth. SPAM(-Registered Trademark-) Luncheon Meat share in the UK reached another 52-week high exceeding 53 percent and STAGG(-Registered Trademark-) Chili sales are growing in Australia, Canada, and the UK.

Jennie-O sales tonnage increased 7.0 and 3.6 percent for the quarter and six months, respectively, compared to 1999. Sales within the Foodservice Division grew at a 20 percent pace for the second quarter in a row. Retail product sales increases were led by continued double-digit increases in JENNIE-O(-Registered Trademark-) Turkey Burger, JENNIE-O(-Registered Trademark-) Turkey Frank, JENNIE-O(-Registered Trademark-) Extra Lean Bacon and JENNIE-O(-Registered Trademark-) Pan Roasts.

The overall market outlook for the second half of 2000 anticipates strong values for whole turkeys, particularly in the smaller hen category. The impact of the expected strong values is diminished, somewhat, by recent increases in the price of feed grain.

Selling and delivery expenses for the quarter and six months were $92,390 and $187,279 compared to $87,472 and $174,271 last year. Marketing expenses were $73,115 for the quarter and $158,092 to-date compared to $73,750 and $151,764 in 1999. The increases for the quarter and to-date reflect the increased volume over last year. The Company continues to emphasize its well-established products as well as its newer ethnic product lines in promotional programs targeted to increase sales of high margin processed items.

Administrative and general expenses increased to $18,595 and $35,089 for the quarter and six months from $16,111 and $34,646 last year.

The effective tax rate for the quarter and first half was 36.0 percent compared to 34.3 and 35.0 percent for the respective periods in 1999. The increase in rates reflects the changing proportion of permanent tax differences to total income.

                                                                       FORM 10-Q

LIQUIDITY AND CAPITAL RESOURCES

Ratio comparisons for the first quarter of 2000 and 1999, which demonstrate the Company's financial strength, are as follows:


                                                        END OF QUARTER

                                             2nd Quarter            2nd Quarter
                                                2000                   1999
                                            ------------           ------------
Liquidity Ratios
     Current ratio                              2.2                       2.8
     Receivables turnover                      13.8                      15.1
     Days sales in receivables                 25.7 days                 22.9 days
     Inventory turnover                         9.1                       9.0
     Days sales in inventory                   41.6 days                 41.9 days

Leverage Ratio
     Long-term debt to equity                  25.2%                     27.6%

Operating Ratios
     Pre-tax profit to net worth               29.6%                     *27.6%
     Pre-tax profit to total assets            15.1%                     *14.5%


* Includes $3,808 in pre-tax profit from sale of land by Campofrio.


Changes during the first six months in current asset and liability balances followed normal seasonal patterns. Accounts receivable and inventory balances are consistent with the price levels for pork and past and future sales volumes.

During the first six months, the Company invested $48,067 in new plant and equipment primarily in Houston, Texas; Austin, Minnesota; Rochelle, Illinois and at various Jennie-O locations in Minnesota. Investment in plant and equipment continues to emphasize productivity gains and efficient product flow while improving ergonomics and safety conditions for employees.

The Company continues to keep excess funds invested short-term. The leverage ratio indicates that significant borrowing capacity remains to take advantage of business opportunities that may arise through acquisition or internal expansion.

During the second quarter the Company purchased 1,268,600 shares under the share repurchase program at an average cost of $16.37 per share. To-date in fiscal 2000, 2,503,000 shares have been repurchased at a cost of $18.30 per share. Total shares repurchased, under the currently approved plan is 7,238,000 shares with an average cost of $18.93 per share.

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

                            HORMEL FOODS CORPORATION



Item 4.    Results of Votes of Security Holders.

         None.


Item 6.    Exhibits and Reports on Form 8-K

         The Company filed a Form 8-K on March 27, 2000 announcing the retirement of one long time officer and director and the election of two new members to its Board of Directors.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   HORMEL FOODS CORPORATION
                                   ------------------------
                                         (Registrant)



Date:  June 13, 2000                    By  /s/ M. J. McCOY
      --------------------                  ---------------------------------
                                            M. J. McCOY
                                            Senior Vice President
                                            and Chief Financial Officer


Date:  June 13, 2000                    By  /s/ F. D. HALVIN
                                            --------------------------------
      --------------------                 F. D. HALVIN
                                           Treasurer