Form 10-Q
period 2000-07-29
HORMEL FOODS CORP /DE/
filed 2000-09-12
CIK 48465

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended July 29, 2000                                  Commission File
                                                                 Number 1-2402


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

                           YES   XXX                          NO
                                 ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class                                   Outstanding at July 29, 2000
--------------------------------------------------------------------------------
Common Stock                            $.0586 par value         139,468,058
Common Stock Non-Voting                 $.01 par value                  -0-

Pages: This report contains twelve pages numbered sequentially from this cover page.

                                                                       FORM 10-Q

                                   STATEMENTS OF FINANCIAL POSITION
                                     (In Thousands of Dollars)

                                      HORMEL FOODS CORPORATION

                                                                          July 29,        October 30,
                                                                            2000              1999
                                                                       --------------    --------------
                                                                         (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                            $     109,690     $     188,310
  Short-term marketable securities--
    at cost which approximates market                                          5,869            60,252
  Accounts receivable                                                        252,646           266,059
  Inventories                                                                300,179           270,239
  Deferred income taxes                                                       10,275             9,526
  Prepaid expenses                                                             7,917             5,757
                                                                       --------------    --------------
                         TOTAL CURRENT ASSETS                                686,576           800,143

DEFERRED INCOME TAXES                                                         60,178            60,051

INTANGIBLES                                                                   94,096            98,544

INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES                               135,470           142,879

OTHER ASSETS                                                                 103,163            78,344

PROPERTY, PLANT AND EQUIPMENT
  Land                                                                        13,314            13,108
  Buildings                                                                  289,514           286,662
  Equipment                                                                  682,174           652,723
  Construction in progress                                                    71,404            49,693
                                                                       --------------    --------------
                                                                           1,056,406         1,002,186
  Less allowance for depreciation                                           (527,019)         (496,562)
                                                                       ---------------   --------------
                                                                             529,387           505,624

                                                                       $   1,608,870     $   1,685,585
                                                                       ==============    ==============

See notes to financial statements

                                                                       FORM 10-Q

                                      STATEMENTS OF FINANCIAL POSITION
                                          (In Thousands of Dollars)

                                          HORMEL FOODS CORPORATION

                                                                              July 29,             October 30,
                                                                                2000                  1999
                                                                           --------------        --------------
                                                                             (Unaudited)
LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES
  Accounts payable                                                         $     136,297         $     162,585
  Accrued expenses                                                                24,044                37,255
  Accrued marketing                                                               39,573                34,882
  Employee compensation                                                           54,273                73,050
  Taxes, other than federal income taxes                                           9,149                12,333
  Dividends payable                                                               12,300                11,902
  Federal income tax                                                               2,570                12,186
  Current maturities of long-term debt                                            37,743                41,214
                                                                           --------------        --------------
          TOTAL CURRENT LIABILITIES                                              315,949               385,407


LONG-TERM DEBT--less current maturities                                          166,279               184,723

ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION                                    252,625               252,236

OTHER LONG-TERM LIABILITIES                                                       24,273                22,077

SHAREHOLDERS' INVESTMENT
  Preferred Stock, par value $.01 a share--
    authorized 40,000,000 shares; issued--
    none
  Common Stock, non-voting, par value $.01
    a share--authorized 40,000,000 shares;
    issued--none
  Common Stock, par value $.0586 a share--
    authorized 400,000,000 shares;
      issued and outstanding 139,468,058 shares July 29, 2000
      issued and outstanding 142,724,870 shares Oct. 30, 1999                      8,053                 8,364
  Accumulated other comprehensive loss                                           (10,573)               (6,305)
  Retained earnings                                                              852,264               839,083
                                                                           --------------        --------------

          TOTAL SHAREHOLDERS' INVESTMENT                                         849,744               841,142
                                                                           --------------        --------------

                                                                           $   1,608,870         $   1,685,585
                                                                           ==============        ==============

See notes to financial statements

                                                                       FORM 10-Q

                                      STATEMENTS OF EARNINGS
                                            (UNAUDITED)
                             (In Thousands, Except Per Share Amounts)

                                     HORMEL FOODS CORPORATION

                                                  Three Months Ended            Nine Months Ended
                                               July 29,        July 31,       July 29,       July 31
                                                 2000           1999            2000          1999
                                              -----------    -----------    -----------    -----------
Sales, less returns and allowances            $   886,015    $   816,818    $ 2,668,951    $ 2,406,918

Cost of products sold                             666,629        595,813      1,946,370      1,717,125
                                              -----------    -----------    -----------    -----------

         GROSS PROFIT                             219,386        221,005        722,581        689,793

Expenses:
  Selling and delivery                             92,998         86,599        280,277        260,870

  Marketing                                        65,536         72,838        223,628        224,602

  Administrative and general                       14,580         18,169         49,669         52,815
                                              -----------    -----------    -----------    -----------

         OPERATING INCOME                          46,272         43,399        169,007        151,506

Other income and expenses:
  Other income--net                                 3,319          4,616         13,669         14,370

  Equity in earnings (losses) of affiliates          (704)           952           (700)         3,906

  Interest expense                                 (3,384)        (3,606)       (11,283)       (10,222)
                                              -----------    -----------    -----------    -----------

EARNINGS BEFORE INCOME TAXES                       45,503         45,361        170,693        159,560

Provision for income taxes                         16,367         15,811         61,455         55,796
                                              -----------    -----------    -----------    -----------

         NET EARNINGS                         $    29,136    $    29,550    $   109,238    $   103,764
                                              ===========    ===========    ===========    ===========


NET EARNINGS PER SHARE (DILUTED)              $      0.21    $      0.20    $      0.77    $      0.70
                                              ===========    ===========    ===========    ===========

NET EARNINGS PER SHARE (BASIC)                $      0.21    $      0.20    $      0.77    $      0.71
                                              ===========    ===========    ===========    ===========

DIVIDENDS DECLARED PER SHARE                  $    0.0875    $    0.0825    $    0.2625    $    0.2475

See notes to financial statements

                                                                       FORM 10-Q

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (In Thousands of Dollars)

                            HORMEL FOODS CORPORATION

                                                            Nine Months Ended
                                                          July 29,     July 31,
                                                            2000         1999
                                                         ---------    ---------
OPERATING ACTIVITIES
  Net earnings                                           $ 109,238    $ 103,764
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation                                          44,858       42,943
      Amortization of intangibles                            4,448        5,174
      Equity in earnings (losses) of affiliates                700       (3,906)
      (Benefit) provision for deferred income taxes         (1,607)       2,274
      (Gain) loss on property/equipment sales                   (7)         927
  Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable            13,413        1,239
      (Increase) decrease in inventories
       and prepaid expenses                                (32,100)     (21,753)
      Increase (decrease) in accounts payable
       and accrued expenses                                (63,800)      12,882
                                                         ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   75,143      143,544

INVESTING ACTIVITIES
   Sale of held-to-maturity securities                      84,618       60,224
   Purchase of held-to-maturity securities                 (30,235)     (72,537)
   Purchases of property/equipment                         (72,310)     (53,620)
   Proceeds from sales of property/equipment                 3,696          776
   (Increase) decrease in investments and other assets     (25,103)     (38,789)
   Dividends from affiliate                                  1,593            0
                                                         ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES                      (37,741)    (103,946)

FINANCING  ACTIVITIES
   Proceeds from long-term borrowings                        3,456       25,952
   Principal payments on long-term debt                    (20,318)      (4,745)
   Dividends paid on Common Stock                          (36,525)     (35,871)
   Stock Repurchase                                        (60,931)     (41,577)
   Other                                                    (1,704)       2,331
                                                         ---------    ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       (116,022)     (53,910)
                                                         ---------    ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS           (78,620)     (14,312)
Cash and cash equivalents at beginning of year             188,310      203,934
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF QUARTER              $ 109,690    $ 189,622
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

NOTE B

The results of operations for the three and nine month periods ended July 29, 2000 and July 31, 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE C

Total comprehensive income (net income plus other comprehensive income) was $27,402 and $104,970 for the three and nine-month periods ended July 29, 2000 compared to $27,265 and $101,346 for the three and nine-month periods ended July 31, 1999. Other comprehensive income consists of minimum pension liability adjustments and foreign currency translation adjustments.

NOTE D

The following table sets forth the denominator for the computation of basic and diluted earnings per share:

                                                         Three Months Ended                  Nine Months Ended
                                                         ------------------                  -----------------
                                                    July 29, 2000     July 31, 1999    July 29, 2000     July 31, 1999
                                                    -------------     -------------    -------------     -------------
      Denominator for basic earnings per share
      - weighted-average shares                           139,907           145,548          141,006           146,322

      Dilutive potential common shares                        922             1,337            1,072             1,142
                                                              ---             -----            -----             -----

      Denominator for diluted earnings per
      share - adjusted weighted-average shares
      and assumed conversions                             140,829           146,885          142,078           147,464
                                                          =======           =======          =======           =======

                                                                       FORM 10-Q

                     MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (In Thousands except share amounts)

                            HORMEL FOODS CORPORATION

RESULTS OF OPERATIONS

Net earnings in the third quarter were $29,136 compared to $29,550 during the same quarter of 1999. Third quarter earnings per share increased to 21 cents from 20 cents last year. Sales for the quarter increased 8.5 percent to $886,015 from $816,818 in 1999. Tonnage for the period decreased 3.7 percent to 708,533 pounds compared to 1999. Gross margins decreased in the quarter due to a higher mix of refrigerated food products that provide a lower gross margin and an increase in live hog costs that could not be passed through sales.

Net reported earnings for the first nine months of fiscal 2000 were $109,238 compared to $103,764 last year. The 1999 results include a gain, net of taxes, of $3,808 on the sale of land by Campofrio Alimentacion, S. A., a Spanish company in which Hormel has a 21.4 percent ownership interest. Excluding the one-time gain, net operating earnings for the first nine months of 2000 were $109,238 compared to $99,956 last year, an increase of 9.3 percent. Reported operating earnings per share to-date increased to 77 cents from 70 cents last year. Tonnage volume for three quarters increased 1.3 percent over 1999 to 2,244,792 pounds.

All share information reflects the 2 for 1 split of Hormel Foods Common Stock approved by shareholders in January of 2000.

As mentioned above, Refrigerated Foods Group margins for the quarter were significantly impacted by live hog prices that were 45.0 percent higher than the third quarter last year and approximately 10 percent higher than our estimates for the third quarter 2000. Although hog contracts were a benefit to the Company for the quarter, they were not capable of offsetting the higher hog prices. Because of the negative margins in hog processing, the Company reduced processing levels by 2.4 percent in the quarter compared to 1999.

Sales in the Foodservice unit of Refrigerated Foods increased 33.5 and 32.0 percent for the quarter and nine months respectively compared to the same periods last year. Tonnage volume increased 17.0 and 17.6 for the same periods when compared to 1999. Branded tonnage increased 13.0 percent for the quarter with the largest category gain being in premium pork, which increased 66.0 percent over the same quarter last year. The premium pork category includes ALWAYS TENDER-Registered Trademark- pork, BREAD READY-Registered Trademark-meats and AUSTIN BLUES BBQ-Registered Trademark-.

The Meat Products Unit of Refrigerated Foods experienced a 20.9 percent increase in sales for the quarter and a 20.0 percent increase in sales to-date compared to the same periods in 1999. Tonnage volume for the quarter continued to reflect the goal of moving away from commodity type products as tonnage increased 3.6 and 5.8 percent for the quarter and to-date respectively when compared to last year. This was accomplished even as processing levels of fresh pork were reduced by the Company due to negative margins in hog processing. Branded sales tonnage, included in the total numbers above was up 7.0 and 8.0 percent for the quarter and to-date compared to last year.

                                                                       FORM 10-Q

Sales for the Grocery Products Division increased 1.0 and 3.1 percent for the quarter and nine months respectively compared to 1999. Tonnage volume for the quarter was even with last year while year to-date tonnage volume was up 3.0 percent. During the quarter, Grocery Products successfully implemented a 5.0 percent price increase. While implementation was difficult the benefit should be realized beginning in the fourth quarter.

During the third quarter market share gains were realized in SPAM-Registered Trademark- luncheon meat, HORMEL-Registered Trademark- chili, DINTY MOORE-Registered Trademark- beef stew, MARY KITCHEN-Registered Trademark- hash, HORMEL-Registered Trademark- chunk meat, HORMEL-Registered Trademark- real bacon bits and CARAPELLI-Registered Trademark- olive oil.

The CARAPELLI-Registered Trademark- olive oil launch remains on plan with both to-date sales and distribution ahead of plan. The national introduction of SPAM-Registered Trademark- oven roasted turkey will begin in August. SPAM-Registered Trademark- hot & spicy luncheon meat will be introduced in 10 markets during the fourth quarter.

Jennie-O sales decreased 7.9 percent for the quarter compared to the same quarter last year. Sales for the nine months increased 1.0 percent when compared to 1999. Sales tonnage decreased 13.4 and 2.8 percent for the quarter and year to-date respectively when compared to the same periods last year. Jennie-O's sales decline for the quarter was a result of management's decision to convert traditional summer cut-up breast and commodity part sales into branded whole bird inventory to sell this fall. The whole bird market looks strong with industry freezer inventories low. This should allow Jennie-O to profit from this strategy in the fourth quarter.

Jennie-O's value-added business increased to 74.0 percent in the third quarter compared to 66.0 percent for the same period in 1999. This is an example of Jennie-O's strategy to convert commodity volume into value-added business to obtain more value from the existing capital base. Sales within the Foodservice Division grew at a 20.0 percent rate for the third quarter in a row. Foodservice sales should continue to grow with new contracts signed with Sodexho Marriott and Subway during the quarter.

Export sales at Hormel Foods International increased 13.3 and 17.5 percent for the quarter and nine months compared to 1999. Tonnage volume for these periods was ahead of last year by 25.6 and 26.5 percent. Through three quarters China tonnage volume was up 112.6 percent.

Selling and delivery expenses for the quarter and nine months were $92,998 and $280,277 compared to $86,599 and $260,870 last year. Marketing expenses were $65,536 for the quarter and $223,628 to-date compared to $72,838 and $224,602 in 1999. The Company continues to emphasize its well established products as well as its newer ethnic product lines in promotional programs targeted to increase sales of high margin processed items.

Administrative and general expenses decreased to $14,580 and $49,669 for the quarter and nine months from $18,169 and $52,815 last year.

The effective tax rate for the quarter and nine months was 35.97 and 36.00 percent compared to 34.86 and 34.97 percent for the respective periods in 1999.

                                                                       FORM 10-Q

LIQUIDITY AND CAPITAL RESOURCES

Ratio comparisons at the end of the third quarter of 2000 and 1999, which demonstrate the Company's financial strength, are as follows:

                                                         End of Quarter
                                             --------------------------------------
                                                3rd Quarter           3rd Quarter
                                                    2000                  1999
                                             -----------------      ---------------
Liquidity Ratios
     Current ratio                              2.2                     2.5
     Receivables turnover                      13.7                    14.4
     Days sales in receivables                 25.9 days               25.2 days
     Inventory turnover                         9.1                     9.1
     Days sales in inventory                   42.2 days               41.8 days

Leverage Ratio
     Long-term debt to equity                  24.0 %                  27.1%

Operating Ratios
     Pre-tax profit to net worth               26.9%                  *25.7%
     Pre-tax profit to total assets            13.8%                  *13.1%

* Includes $3,808 in pre-tax profit from sale of land by Campofrio.

Changes during the first nine months in current asset and liability balances followed normal seasonal patterns except for inventories which increased due to Jennie-O's product mix changes discussed earlier. Accounts receivable and inventory balances are consistent with the price levels for pork and turkey and past and future sales volumes.

During the first nine months, the Company invested $72,310 in new plant and equipment primarily in Houston, Texas; Austin, Minnesota; Rochelle, Illinois and at various Jennie-O locations in Minnesota. Investment in plant and equipment continues to emphasize productivity gains and efficient product flow while improving ergonomics and safety conditions for employees.

The Company continues to keep excess funds invested short-term. The leverage ratio indicates that significant borrowing capacity remains to take advantage of business opportunities that may arise through acquisition or internal expansion.

During the third quarter the Company purchased 903,300 shares under its share repurchase program at an average cost of $16.76 per share. To-date in fiscal 2000, 3,406,300 shares have been repurchased at a cost of $17.89 per share. Total shares repurchased, under the currently approved plan is 8,141,300 shares with an average cost of $18.69 per share.

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

                                          HORMEL FOODS CORPORATION
                                                (Registrant)

Date: September 12, 2000                  By /s/ M. J. McCOY
     -------------------                     ----------------------------------
                                             M. J. McCOY
                                             Senior Vice President
                                             and Chief Financial Officer

Date: September 12, 2000                  By /s/ F. D. HALVIN
     -------------------                     ----------------------------------
                                             F. D. HALVIN
                                             Treasurer