Form 10-K
period 2000-10-28
HORMEL FOODS CORP /DE/
filed 2001-01-26
CIK 48465

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 28, 2000

Commission File No. 1-2402

HORMEL FOODS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation or organization)	41-0319970 (I.R.S. Employer Identification No.)
1 Hormel Place AUSTIN, MINNESOTA (Address of principal executive offices)	55912-3680 (Zip Code)

Registrant's telephone number, including area code (507) 437-5611

Securities registered pursuant to Section 12 (b) of the Act:

COMMON STOCK, PAR VALUE $.0586 PER SHARE TITLE OF EACH CLASS	NEW YORK STOCK EXCHANGE Name of Each Exchange on Which Registered

Securities registered pursuant to Section 12 (g) of the Act:

NONE
(Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. / /

   The aggregate market value of the voting stock held by non-affiliates of the Corporation at December 4, 2000, was $1,356,268,000 based on the closing price of $18.75 per share. As of December 4, 2000, the number of shares outstanding of each of the Corporation's classes of common stock was as follows:

   Common Stock, $.0586 Par Value—138,569,429 shares

   Common Stock Non-Voting, $.01 Par Value—0 shares

DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Annual Stockholders' Report for the year ended October 28, 2000, are incorporated by reference into Part I and Part II Items 5-9, and included as a separate section in the electronic filing to the SEC.

   Portions of the proxy statement for the Annual Meeting of the Stockholders to be held January 30, 2001, are incorporated by reference into Part III, Items 10-13 and included as a separate section in the electronic filing to the SEC.

  ANNUAL REPORT ON FORM 10-K
HORMEL FOODS CORPORATION
OCTOBER 28, 2000

PART I

Item 1.  BUSINESS

(a) General Development of Business

    Hormel Foods Corporation, a Delaware corporation, was founded by George A. Hormel in 1891 in Austin, Minnesota as George A. Hormel & Company. The Company started as a processor of meat and food products and continues in this line of business. The Company name was changed to Hormel Foods Corporation on January 31, 1995. The Company is primarily engaged in the production of a variety of meat and food products and the marketing of those products throughout the United States. Although pork remains the major raw material for Hormel products, the Company has emphasized for several years the manufacture and distribution of branded, consumer packaged items rather than the commodity fresh meat business. New product introductions the past few years have emphasized a variety of branded turkey products produced and sold under the Jennie-O label, the fast growing ethnic food market with Chi-Chi's and Herdez lines of Mexican foods, House of Tsang oriental sauces and food products, Mediterranean food products under the Marrakesh Express and Peloponnese labels, and the addition of Carrapelli Olive Oil.

    The Company's larger subsidiaries include Jennie-O Foods, Inc., and Hormel Foods International Corporation.

    Jennie-O markets turkey products nationwide through its own sales force and brokers providing the Company with a significant presence in this important category of the industry.

    Internationally the Company markets its products through Hormel Foods International Corporation. Hormel Foods International has a presence in the international marketplace through joint ventures and placement of personnel in strategic foreign locations such as China and Spain. Minority investments in food companies in Spain and the Philippines have resulted in an increased Hormel presence in those areas.

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

(c) Description of Business (In Thousands of Dollars)

    The principal products of the Company are meat and food products which are sold fresh, frozen, cured, smoked, cooked and canned.

    The percentage of total revenues contributed by classes of similar products for the last three fiscal years of the Company are as follows:

	Year Ended
	October 28, 2000	October 30, 1999	October 31, 1998
Meat Products	51.9%	49.9%	50.8%
Prepared Foods	27.2	29.4	28.4
Poultry, Other	20.9	20.7	20.8

	100.0%	100.0%	100.0%

    Meat Products includes fresh meats, sausages, hams, wieners and bacon. Prepared Foods products include canned luncheon meats, shelf stable microwaveable entrees, stews, chilies, hash, meat spreads and frozen processed products. Jennie-O turkey products are included in the Poultry, Other category.

    There are numerous trademarks and patents which are important to the Company's business. Some of the trademarks are registered and some are not. In recognition of the importance of these assets, the Company created a subsidiary, Hormel Foods LLC, in 1998 to create, own, maintain and protect trademarks and patents. Some of the more significant trademarks owned or licensed are: HORMEL, ALWAYS TENDER, AMERICAN CLASSICS, BLACK LABEL, CHI-CHI'S, CURE 81, CUREMASTER, DI LUSSO, DINTY MOORE, DUBUQUE, EL TORITO, FAST 'N EASY, HERB-OX, HERDEZ, HOMELAND, HOUSE OF TSANG, JENNIE-O, KID'S KITCHEN, LAYOUT, LITTLE SIZZLERS, MARRAKESH EXPRESS, MARY KITCHEN, OLD SMOKEHOUSE, PATAK'S, PELOPONNESE, PILLOW PACK, QUICK MEAL, RANGE BRAND, ROSA GRANDE, SANDWICH MAKER, SPAM, STAGG, THICK & EASY, and WRANGLERS. The Company holds 5 foreign and 32 U. S. patents.

    The Company for the past several years has been concentrating on processed, consumer branded products with year-round demand to minimize the seasonal variation experienced with commodity type products. Pork continues to be the primary raw material for Company products. Although live pork producers are moving toward larger, more efficient year-round confinement operations and supply contracts are becoming increasingly prevalent in the industry, there is still a seasonal variation in the supply of fresh pork materials. The expanding line of processed items has reduced but not eliminated the sensitivity of Company results to raw material supply and price fluctuations.

    On October 31, 2000 the Company entered into a $425,000 line of credit which replaced an existing credit line of $20,000. At fiscal year end, the Company had various lines of credit with a maximum available commitment of $37,300 of which $24,000 was unused as of October 28, 2000. A fee is paid for the availability of the credit lines. Long-term debt consists of $87,619 of unsecured medium-term notes of which $23,333 matures on October 15, 2002, and $64,286 matures on October 15, 2006; $40,620 of medium-term unsecured notes, denominated in Euros used to purchase an equity ownership in Campofrio Alimentacion, S.A. (Campofrio), Madrid, Spain; $4,700 in small issue Industrial Revenue Bonds of varying maturities; $2,872 of promissory notes with principal and interest paid annually through 2007 secured by limited partnership interests in the Federal Affordable Housing Program; $20,312 in a medium-term variable rate unsecured note, denominated in Euros, with principal and interest due annually through 2004, used in the Pure Foods-Hormel investment in the Philippines; $11,377 in medium-term notes with variable rates, principal and interest due annually through 2006, secured by various equipment in our China operations; $13,300 in variable rate revolving credit debt; and $3,567 in other long-term debt. The notes denominated in Euros provide a hedge against currency fluctuations in the investment in Campofrio.

    Financial resources and anticipated funds from operations are considered adequate to meet normal operating cash requirements.

    The Company has no customers which would have a significant effect on the Company's business if lost. During fiscal year 2000, no customer accounted for more than 7.5% of sales. Backlog orders are not significant due to the perishable nature of a large portion of the products and orders are accepted and shipped on a current basis.

    Recognizing the importance of developing, maintaining and protecting its intangible asset base of trademarks, brand and patents, the Company during 1998 moved its research activities and responsibility for its intangible assets into a subsidiary, Hormel Foods LLC. No new product in 2000 required a material investment of Company assets. Research and development expenditures for fiscal 2000, 1999 and 1998, respectively, were $9,592, $9,566 and $9,037. There are 35 professional employees engaged in full time research; 17 in the area of improving existing products and 18 in developing new products.

    As of October 28, 2000, the Company had over 12,200 active employees.

    Livestock slaughtered by the Company is purchased by Company buyers and commission dealers at sale barns, and terminal markets or under long-term supply contracts at locations principally in Minnesota, Iowa, Nebraska, Colorado and South Dakota. The level of pork production in the United States has an impact on Hormel's raw material cost as well as facility utilization. The live pork industry has been rapidly moving to very large, vertically integrated, year-round confinement operations operating under long-term supply agreements.

    The Company uses long-term supply contracts as a means of assuring a stable supply of raw materials while minimizing extreme fluctuations in costs over the long-term. This may result, in the short term, in costs for live hogs that are either higher or lower than spot cash market depending on the relationship of the cash spot market to contract prices. Contract costs are fully reflected in the Company's reported financial results.

    Products are sold under the Hormel label in all 50 states. Hormel products are sold by approximately 575 Company sales personnel operating in assigned territories coordinated from district sales offices located in most of the larger United States cities and by approximately 460 brokers and distributors. Distribution of products to customers is by common carrier.

    The Company has plants in Austin, Minnesota; Fremont, Nebraska; and Rochelle, Illinois that slaughter livestock for processing. The slaughter facility at Austin is operated by Quality Pork Processors of Dallas, Texas under a custom slaughter arrangement.

    Facilities that produce manufactured items are located in Algona, Iowa; Aurora, Illinois; Austin, Minnesota; Beloit, Wisconsin; Fremont, Nebraska; Houston, Texas; Knoxville, Iowa; Oklahoma City, Oklahoma; Osceola, Iowa; Stockton, California; Tucker, Georgia; and Wichita, Kansas. Custom manufacturing for Hormel is performed by several companies including Owatonna Canning Company, Owatonna, Minnesota; Lakeside Packing Company, Plainview, Minnesota; and Pierre Foods of Claremont, North Carolina. Power Logistics, Inc., operates a distribution center for the Company in Osceola, Iowa and will operate a distribution center currently under construction in Dayton, Ohio.

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

(d) Executive Officers of the Registrant

Name	Office	Age	Year First Elected Officer
Joel W. Johnson	Chairman of the Board, President and Chief Executive Officer	57	1991
Gary J. Ray	Executive Vice President, Refrigerated Foods	54	1988
Eric A. Brown	Group Vice President, Prepared Foods	54	1987
David N. Dickson	Group Vice President, Hormel Foods International and Corporate Development	57	1989
Michael J. McCoy	Senior Vice President, Chief Financial Officer	53	1996
Steven G. Binder	Group Vice President, Foodservice	43	1998
Ronald W. Fielding	Group Vice President, Meat Products	48	1997
James A. Jorgenson	Senior Vice President, Corporate Staff	55	1990
Mahlon C. Schneider	Senior Vice President, External Affairs General Counsel	61	1990
Richard A. Bross	Vice President, President Hormel Foods International	49	1995
Thomas R. Day	Vice President, Foodservice Sales	42	2000
Forrest D. Dryden	Vice President, Research and Development	57	1987
Jeffrey M. Ettinger	Vice President, President and Chief Executive Officer Jennie-O Foods	42	1998
Daniel A. Hartzog	Vice President, Meat Product Sales	49	2000
Dennis B. Goettsch	Vice President, Foodservice Marketing	47	2000
V. Allan Krejci	Vice President, Public Relations	58	1999
Kurt F. Mueller	Vice President, Fresh Pork Sales and Marketing	44	1999
Gary C. Paxton	Vice President, Prepared Foods Operations	55	1992
Larry J. Pfeil	Vice President, Engineering	51	1999
Douglas R. Reetz	Vice President, Grocery Products Sales	46	1999
James N. Sheehan	Vice President, Controller	45	1999
William F. Snyder	Vice President, Refrigerated Foods Operations	43	1999
Joe C. Swedberg	Vice President, Meat Products Marketing	45	1999
Larry L. Vorpahl	Vice President, Grocery Products Marketing	37	1999
Thomas J. Leake	Corporate Secretary, Senior Attorney	55	1990
Jody H. Feragen	Corporate Treasurer	44	2000

   No family relationship exists among the executive officers.

   All of the above executive officers have been employed by the Registrant in an officer capacity for more than the past five years except: Mr. Michael J. McCoy, Vice President—Treasurer of FDL Foods, Inc. until being employed by the Company on special assignment Treasury Division on October 3, 1994, on November 21, 1994 he was appointed Assistant Treasurer, on January 1, 1996 he was elected Treasurer, on January 27, 1997 he was elected Vice President—Treasurer, on April 27, 1998 he was elected Vice President—Controller, and on May 1, 2000 he was elected Senior Vice President and Chief Financial Officer; Mr. Ronald W. Fielding, Regional Manager, Oscar Mayer Foods Corporation until being employed by the Company as Meat Products Regional Sales Manager—Southwest Region on January 24, 1994, on June 5, 1995 he was elected Vice President—Hormel Foods International Corporation, on January 1, 1996 he was elected President—Hormel Foods International, on January 27, 1997 he was elected Vice President—Hormel and President—Hormel Foods International, and on November 1, 1999 he was elected Group Vice President—Meat Products; Mr. Jeffrey M. Ettinger, Senior Attorney until April 10, 1995 when he was named Product Manager—Grocery Products, on November 24, 1997 he was appointed Assistant Treasurer, on April 27, 1998 he was elected Treasurer, on November 1, 1999 he was elected Vice President—Hormel and President-elect of Jennie-O Foods, and on January 31, 2000 he was elected Vice President—Hormel and President and Chief Executive Officer of Jennie-O Foods; Mr. Steven G. Binder, Foodservice Regional Sales Manager until December 30, 1996 when he was named Director of Foodservice Sales, on November 2, 1998 he was elected Vice President—Foodservice, and on October 30, 2000 he was elected Group Vice President—Foodservice; Mr. Kurt F. Mueller, Director of Retail Marketing FDL Marketing until March 6, 1995 when he was named Manager Logistics and Customer Service—Refrigerated Products, on February 3, 1997 he was named Director of Fresh Pork Sales and Marketing—Meat Products, and on November 1, 1999 he was elected Vice President Sales and Marketing—Fresh Pork; Mr. Larry J. Pfeil, Corporate Manager of Plant Engineering until January 13, 1997 when he was named Corporate Manager—Engineering, on January 4, 1999 he was named Director of Engineering, and on November 1, 1999 he was elected Vice President—Engineering; Mr. Douglas R. Reetz, Director of Grocery Products Sales until September 15, 1997 when he was named Director of Sales and Business Development—Grocery Products, and on November 1, 1999 he was elected Vice President Sales—Grocery Products; Mr. William F. Snyder, Manager—Industrial Engineering, Austin Plant until March 20, 1995 when he was named Plant Manager—Beloit, on December 25, 1995 he was named Plant Manager—Fremont, on September 27, 1999 he was named Director of Fresh Pork Operations, and on November 1, 1999 he was elected Vice President Operations—Refrigerated Foods; Mr. Joe C. Swedberg, Director of Marketing—Meat Products until he was elected Vice President Marketing—Meat Products on November 1, 1999; Mr. Larry L. Vorpahl, Senior Product Marketing Manager—Grocery Products until April 10, 1995 when he was named Group Product Manager—Grocery Products, on September 30, 1996 he was named Director of Grocery Products Marketing, and on November 1, 1999 he was elected Vice President Marketing—Grocery Products; Mr. V. Allan Krejci, Director of Public Relations until elected Vice President—Public Relations on November 1, 1999; Mr. James N. Sheehan, Corporate Credit Manager until September 2, 1996 when he was named Corporate Manager—Credit/Claims, on July 28, 1997 he was named Corporate Manager—Credit/Claims—Hormel Financial Services, on September 21, 1998 he was named President—Hormel Financial Services Corporation, on November 1, 1999 he was elected Treasurer—Hormel Foods Corporation, and on May 1, 2000 he was elected Vice President—Controller; Mr. Thomas R. Day, Director Foodservice Sales and Marketing—Dubuque Foods until November 2, 1998 when he was named Director—Foodservice Sales, on October 30, 2000 he was elected Vice President Sales—Foodservice; Mr. Dennis B. Goettsch, Director of Marketing—Foodservice until October 30, 2000 when he was elected Vice President Marketing—Foodservice; Mr. Daniel A. Hartzog, Meat Products Regional Sales Manager until July 3, 2000 when he was named Director of Business Development—Meat Products on October 30, 2000 he was elected Vice President Sales—Meat Products; Ms. Jody H. Feragan, Assistant Treasurer with National Computer Systems in Eden Prairie, Minnesota until October 30, 2000 when she was elected Treasurer of Hormel Foods Corporation.

   Executive officers are elected annually by the Board of Directors at the first meeting following the Annual Meeting of Stockholders. Vacancies may be filled and additional officers elected at any regular or special meeting.

Item 2.  PROPERTIES

Location	Approximate Floor Space (Square Feet) Unless Noted	Owned or Leased	Expiration Date
Hormel Foods Corporation
Slaughtering and Processing Plants
Austin, Minnesota
Slaughter	217,000	Owned
Processing	1,069,000	Owned
Fremont, Nebraska	654,000	Owned
Rochelle, Illinois (Rochelle Foods, Inc.)	434,000	Owned
Processing Plants
Algona, Iowa	152,000	Owned
Austin, Minnesota—Annex	83,000	Owned
Beloit, Wisconsin	338,000	Owned
Ft. Dodge, Iowa	17,000	Owned
Houston, Texas	93,000	Owned
Knoxville, Iowa	130,000	Owned
Oklahoma City, Oklahoma	57,000	Owned
Osceola, Iowa—Plant	334,000	Owned
Osceola, Iowa—Dist.Center	233,000	Owned
Stockton, California	139,000	Owned
Tucker, Georgia	259,000	Owned
Wichita, Kansas (Dold Foods, Inc.)	75,000	Owned
Aurora, Illinois (Creative Contract Packaging Corp.)	71,000	Owned
Aurora, Illinois (Herb—Ox Plant)	70,000	Owned
Research and Development Center
Austin, Minnesota	59,000	Owned
Corporate Offices
Austin, Minnesota	196,000	Owned
Dan's Prize, Inc.
Long Prairie, Minn.—Plant	77,840	Owned
Browerville, Minn.—Plant	52,400	Owned
Jennie-O Foods, Inc.
Willmar, Minnesota—Airport Plant	333,000	Owned
Willmar, Minnesota—Benson Ave. Plant	79,000	Owned
Melrose, Minnesota—Plant	119,000	Owned
Turkey Farms—Acres	9,985	Owned
Henning, Minnesota—Feed Mill	5,200	Owned
Atwater, Minnesota—Feed Mill	18,800	Owned
Montevideo, Minnesota	83,000	Owned
Pelican Rapids, Minnesota—West Central Turkeys Plant	223,049	Owned
Marshall, Minnesota Heartland Foods Plant	142,000	Owned
Golden Valley, Minnesota Creative Foods Plant	23,400	Owned
Swanville, Minnesota—Feed Mill	29,296	Owned
Perham, Minnesota—Feed Mill	25,642	Owned
Vista International Packaging, Inc.
Kenosha, Wisconsin—Plant	60,940	Owned
Algona Food Equipment Company (AFECO)
Algona, Iowa—Plant	45,000	Owned

    The Company has renovation or building projects in progress at Austin, Minnesota; Fremont, Nebraska; Rochelle, Illinois; Dayton, Ohio; and at various Jennie-O locations.

    The Company believes its operating facilities are well maintained and suitable for current production volumes and all volumes anticipated in the foreseeable future.

Item 3.  LEGAL PROCEEDINGS

    The Company knows of no pending material legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to shareholders during the fourth quarter of the 2000 fiscal year.

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The high and low closing price of the Company's Common Stock and the dividends per share declared for each fiscal quarter of 2000 and 1999, respectively, are shown below:

2000	High	Low	Dividend
Fourth Quarter	16.8750	15.1875	$.0875
Third Quarter	19.6875	15.0000	$.0875
Second Quarter	19.4063	14.1250	$.0875
First Quarter	22.2813	19.2500	$.0875
1999	High	Low	Dividend
Fourth Quarter	22.6250	19.1250	$.0825
Third Quarter	20.2188	18.3750	$.0825
Second Quarter	19.0000	17.1563	$.0825
First Quarter	17.7500	14.7813	$.0825

    All figures reflect two-for-one stock split approved by shareholders January 25, 2000.

    Additional information about dividends, principal market of trade and number of stockholders on pages cover 2 and 33 of the Annual Stockholders' Report for the year ended October 28, 2000, is incorporated herein by reference. The Company's Common Stock has been listed on the New York Stock Exchange since January 16, 1990.

Item 6.  SELECTED FINANCIAL DATA

    Selected Financial Data for the ten years ended October 28, 2000, on pages 20 and 21 of the Annual Stockholders' Report for the year ended October 28, 2000, is incorporated herein by reference.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 17 through 19 of the Annual Stockholders' Report for the year ended October 28, 2000, is incorporated herein by reference.

Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Information on the Company's exposure to market risk is included in the Management's Discussion and Analysis of Financial Condition and Results of Operations on page 19 of the Annual Stockholders' Report for the year ended October 28, 2000, is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Consolidated Financial Statements, including unaudited quarterly data, on pages 22 through 32 and the Report of Independent Auditors on page 32 of the Annual Stockholders' Report for the year ended October 28, 2000, is incorporated herein by reference.

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information under "Election of Directors", contained on pages 3 through 5 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 30, 2001, is incorporated herein by reference.

    Information concerning Executive Officers is set forth in Item 1(d) of Part I pursuant to Instruction 3, Paragraph (b) of Item 401 of Regulation S-K.

Item 11.  EXECUTIVE COMPENSATION

    Information for the year ended October 28, 2000, under "Executive Compensation" on pages 8 through 14 and "Compensation of Directors" on page 5 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 30, 2001, is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Ownership of securities of the Company by certain beneficial owners and management for the year ended October 28, 2000, as set forth on pages 7 and 8 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 30, 2001, is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information under "Other Information Relating to Directors, Nominees, and Executive Officers" for the year ended October 28, 2000, as set forth on page 16 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 30, 2001, is incorporated herein by reference.

PART IV

Item 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  (1) and (2)—The response to this portion of Item 14 is submitted as a separate section of this report.

    (3)—List of Exhibits—The response to this portion of Item 14 is submitted as a separate section of this report.

  (b)
  No Form 8-K's were filed in the fourth quarter. A Form 8-K was filed shortly after the end of the fiscal year reporting that on October 31, 2000 Hormel Foods Corporation entered into an unsecured 364 day revolving credit facility in the amount of $425,000,000. The credit facility will be used for commercial paper backup and general corporate purposes excluding financing for any acquisition not approved by the board of directors of the target company.

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

HORMEL FOODS CORPORATION
By	/s/ JOEL W. JOHNSON

	Joel W. Johnson, Chairman of the Board, President and Chief Executive Officer	January 26, 2001 Date

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ JOEL W. JOHNSON Joel W. Johnson	1/26/01 Date	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ MICHAEL J. McCOY Michael J. McCoy	1/26/01 Date	Senior Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)
/s/ GARY J. RAY Gary J. Ray	1/26/01 Date	Executive Vice President, Refrigerated Foods and Director
/s/ ERIC A. BROWN Eric A. Brown	1/26/01 Date	Group Vice President, Prepared Foods and Director
/s/ DAVID N. DICKSON David N. Dickson	1/26/01 Date	Group Vice President, Hormel Foods International and Corporate Development and Director
/s/ JOHN W. ALLEN John W. Allen	1/26/01 Date	Director
/s/ JOHN R. BLOCK John R. Block	1/26/01 Date	Director
/s/ WILLIAM S. DAVILA William S. Davila	1/26/01 Date	Director
/s/ E. PETER GILLETTE JR. E. Peter Gillette Jr.	1/26/01 Date	Director
/s/ LUELLA G. GOLDBERG Luella G. Goldberg	1/26/01 Date	Director

/s/ JOSEPH T. MALLOF Joseph T. Mallof	1/26/01 Date	Director
/s/ JOHN G. TURNER John G. Turner	1/26/01 Date	Director
/s/ DR. ROBERT R. WALLER Dr. Robert R. Waller	1/26/01 Date	Director

ANNUAL REPORT ON FORM 10-K

  ITEM 14 (a) (1), (2), AND (3) AND ITEM 14 (c) AND (d)
LIST OF FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE
FINANCIAL STATEMENT SCHEDULE
LIST OF EXHIBITS

  YEAR ENDED OCTOBER 28, 2000
HORMEL FOODS CORPORATION
Austin, Minnesota

Item 14(a) (1), (2) and (3) and Item 14 (c) and (d)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

HORMEL FOODS CORPORATION

October 28, 2000

    The following consolidated financial statements of Hormel Foods Corporation included in the Annual Report of the Registrant to its stockholders for the year ended October 28, 2000, are incorporated herein by reference in Item 8 of Part II of this report:

Consolidated Statements of Financial Position—October 28, 2000 and October 30, 1999.

Consolidated Statements of Operations—Years Ended October 28, 2000, October 30, 1999 and October 31, 1998.

Consolidated Statements of Changes in Shareholders' Investment—Years Ended October 28, 2000, October 30, 1999, and October 31, 1998.

Consolidated Statements of Cash Flows—Years Ended October 28, 2000, October 30, 1999 and October 31, 1998.

Notes to Financial Statements—October 28, 2000.

Report of Independent Auditors

    The following consolidated financial statement schedule of Hormel Foods Corporation required pursuant to Item 14(d) is submitted herewith.

Schedule II—Valuation and Qualifying Accounts and Reserves...F-3

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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

HORMEL FINANCIAL SERVICES CORPORATION

(Dollars in Thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D			COLUMN E
		Additions
Classification	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts— Describe	Deductions— Describe			Balance at End of Period
Valuation reserve deduction from assets account:
Fiscal year ended October 28, 2000
Allowance for doubtful accounts receivable	$1,273	$1,809	$0	$ $	1,994 (185	(1) )(2)	$1,273
Fiscal year ended October 30, 1999
Allowance for doubtful accounts receivable	$1,273	$1,071	$0	$ $	1,131 (60	(1) )(2)	$1,273
Fiscal year ended October 31, 1998
Allowance for doubtful accounts receivable	$1,273	$691	$0	$ $	729 (38	(1) )(2)	$1,273

Note  (1)—Uncollectible accounts written off.

Note  (2)—Recoveries on accounts previously written off.

LIST OF EXHIBITS

HORMEL FOODS CORPORATION

Number		Description of Document
*(3)	A-1	Certification of Incorporation as amended to date. (Filed as Exhibit 3A-1 to Annual Report on Form 10-K for fiscal year ended October 26, 1996.)
*(3)	B-1	By-laws as amended to date.
(4)		Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.
(9)		None.
(10)		None.
(12)		None.
**(13)		Cover 2 and pages 17 through 33 of the Annual Report to Stockholders for fiscal year ended October 28, 2000.
(18)		None.
(19)		None.
(22)		None.
**(23)		Consent of Independent Auditors.
(24)		None.
(25)		None.
**(99)		Exhibit 99—Cautionary Statement Relevant to Forward-Looking Statements and Information for the Purpose of "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.
**(99.1)		Proxy Statement for the Annual Meeting of Stockholders to be held January 30, 2001.

*
Document has previously been filed with the Securities and Exchange Commission and is incorporated herein by reference.

**
These Exhibits transmitted via EDGAR.

QuickLinks

PART I
  Item 1. BUSINESS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
  Item 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  Item 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
  Item 14(a) (1), (2) and (3) and Item 14 (c) and (d) LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES HORMEL FINANCIAL SERVICES CORPORATION (Dollars in Thousands)
LIST OF EXHIBITS