Form 10-Q
period 2001-01-27
HORMEL FOODS CORP /DE/
filed 2001-03-14
CIK 48465

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended January 27, 2001	Commission File
Number 1-2402

HORMEL FOODS CORPORATION

Incorporated Under the Laws
of the State of Delaware	Fein #41-0319970

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

             YES   XXX       NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Outstanding at January 27, 2001
Common Stock	$.0586 par value 138,553,870
Common Stock Non Voting	$.01 par value - 0 -

Pages:  This report contains eleven pages numbered  sequentially from this cover page.

STATEMENTS OF FINANCIAL POSITION
(In Thousands of Dollars)

HORMEL FOODS CORPORATION

	January 27,	October 28,
	2001	2000
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$138,585	$100,646
Short-term marketable securities— at cost which approximates market	0	5,964
Accounts receivable	256,791	307,732
Inventories	277,120	281,404
Deferred income taxes	6,487	9,021
Prepaid expenses	39,957	6,342
TOTAL CURRENT ASSETS	718,940	711,109
DEFERRED INCOME TAXES	59,766	61,622
INTANGIBLES	93,819	92,632
INVESTMENTS IN AFFILIATES	152,468	151,383
OTHER ASSETS	85,042	83,645
PROPERTY, PLANT AND EQUIPMENT
Land	13,294	13,314
Buildings	301,278	291,512
Equipment	710,311	701,554
Construction in progress	77,775	75,232
	1,102,658	1,081,612
Less allowance for depreciation	(552,570)	(540,063)
	550,088	541,549
	$1,660,123	$1,641,940

See notes to financial statements

STATEMENTS OF FINANCIAL POSITION
(In Thousands of Dollars)

HORMEL FOODS CORPORATION

	January 27,	October 28,
	2001	2000
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES
Accounts payable	$140,012	$154,893
Accrued expenses	30,086	30,117
Accrued marketing	44,362	34,252
Employee compensation	39,480	59,138
Taxes, other than federal income taxes	12,793	10,982
Dividends payable	12,871	12,195
Federal income tax	17,217	2,609
Current maturities of long-term debt	39,608	38,439
TOTAL CURRENT LIABILITIES	336,429	342,625
LONG-TERM DEBT—less current maturities	147,274	145,928
ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION	252,770	252,118
OTHER LONG-TERM LIABILITIES	27,405	27,392
SHAREHOLDERS' INVESTMENT
Preferred Stock, par value $.01 a share— authorized 80,000,000 shares; issued—none
Common Stock, non-voting, par value $.01 a share— authorized 80,000,000 shares; issued—none
Common Stock, par value $.0586 a share— authorized 400,000,000 shares; issued 138,553,870 shares Jan. 27, 2001 issued 138,569,429 shares Oct. 28, 2000	8,120	8,120
Accumulated other comprehensive loss	(26,250)	(20,917)
Retained earnings	914,675	886,674
	896,545	873,877
Share held in treasury	(300)	0
TOTAL SHAREHOLDERS’ INVESTMENT	896,245	873,877
	$1,660,123	$1,641,940

See notes to financial statements

STATEMENTS OF EARNINGS
(In Thousands, Except Per Share Amounts)

HORMEL FOODS CORPORATION

	Three	Three
	Months Ended	Months Ended
	January 27,	January 29,
	2001	2000

Sales, less returns and allowances	$947,493	$903,913
Cost of products sold	680,478	640,832
GROSS PROFIT	267,015	263,081
Expenses:
Selling and delivery	98,847	94,889
Marketing	83,694	84,977
Administrative and general	18,879	16,494
OPERATING INCOME	65,595	66,721
Other income and expenses:
Other income—net	3,583	6,052
Equity in earnings of affiliates	(860)	(666)
Interest expense	(3,171)	(3,561)
EARNINGS BEFORE INCOME TAXES	65,147	68,546
Provision for income taxes	23,615	24,698
NET EARNINGS	$41,532	$43,848
NET EARNINGS PER SHARE (BASIC)	$0.30	$0.31
NET EARNINGS PER SHARE (DILUTED)	$0.30	$0.30

See notes to financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)

HORMEL FOODS CORPORATION

	Three	Three
	Months Ended	Months Ended
	January 27,	January 29,
	2001	2000
OPERATING ACTIVITIES
Net earnings	$41,532	$43,848
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	15,449	14,584
Amortization of intangibles	1,442	1,521
Equity in earnings of affiliates	860	666
Provision for deferred income taxes	1,947	(1,646)
(Gain) loss on property/equipment sales	14	240
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	50,941	33,438
(Increase) decrease in inventories and prepaid expenses	(29,331)	(28,260)
Increase (decrease) in accounts payable and accrued expenses	756	(18,644)
NET CASH PROVIDED BY OPERATING ACTIVITIES	83,610	45,747
INVESTING ACTIVITIES
Sale of held-to-maturity securities	6,239	14,589
Purchase of held-to-maturity securities	(275)	(21,913)
Acquisitions of businesses	(2,629)	0
Purchases of property/equipment	(25,258)	(22,298)
Proceeds from sales of property/equipment	1,256	442
(Increase) in investments, equity in affiliates, and other assets	(21,151)	(8,339)
NET CASH USED IN INVESTING ACTIVITIES	(41,818)	(37,519)
FINANCING ACTIVITIES
Proceeds from long-term borrowings	15,293	1,838
Principal payments on long-term debt	(5,992)	(9,601)
Dividends paid on Common Stock	(12,142)	(11,844)
Stock Repurchase	(2,007)	(25,030)
Other	995	(1,547)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(3,853)	(46,184)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	37,939	(37,956)
Cash and cash equivalents at beginning of year	100,646	188,310
CASH AND CASH EQUIVALENTS AT END OF QUARTER	$138,585	$150,354

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

HORMEL FOODS CORPORATION

NOTE A

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation.

The accounting policies followed by the Company are set forth in Note A to the Company's Financial Statements in the 2000 Hormel Foods Corporation Annual Report to Shareholders, which is incorporated by reference on Form 10-K.

NOTE B

The results of operations for the three month periods ended January 27, 2001 and January 29, 2000 are not  necessarily indicative of the results to be expected for the full year.

NOTE C

Total comprehensive income (net income plus other comprehensive income) was $36,199 and $42,922 for the three month periods ended January 27, 2001 and January 29, 2000, respectively.

NOTE D

The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended
	January 27, 2001	January 29, 2000
Denominator for basic earnings per share - weighted-average shares	138,564,601	142,341,751
Dilutive potential common shares	1,019,542	1,447,948
Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions	139,584,143	143,789,699

MANAGEMENTS' DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands except share amounts)

HORMEL FOODS CORPORATION

RESULTS OF OPERATIONS

Operating earnings for the first quarter of fiscal 2001 decreased 5.3 percent to $41,532 from $43,848 in 2000.  Dollar sales for the quarter increased 4.8 percent to $947,493 compared to the same period last year.  Sales tonnage decreased .6 percent from the first quarter 2000.

Gross margins decreased during the quarter compared to the same period in 2000 primarily due to the mix of Refrigerated Foods products that provided a lower gross margin than Grocery Products, which had an extraordinary first quarter last year.  Heavy Y2K purchasing by our customers during the first quarter in fiscal 2000 contributed to a 10.7 percent volume increase in the Company’s canned food business making it difficult to match these results in this years first quarter.

The Company’s core Hormel business continues to be the major contributor to earnings and volume.

Hog processing levels within the Refrigerated Foods business unit were down .7 percent in the first quarter compared to the same quarter a year ago.  Live hog prices were slightly higher than forecasted for the quarter and 6.8 percent higher than the first quarter of 2000.  Hog procurement contracts designed to provide adequate supplies of raw materials, also contributed to reduced margins as contract prices paid for hogs exceeded the spot cash market.

Sales dollars of the Foodservice unit of the Refrigerated Group increased 7.0 percent while tonnage increased 4.0 percent for the first quarter compared to last year.  Branded tonnage increased 10.0 percent.  The ALWAYS TENDER® line of pork products introduced to the foodservice trade last year continues to find excellent acceptance with a wide array of food service operators.  Cooked beef, premium bacon, OLD SMOKEHOUSE® applewood smoked bacon, CURE 81® ham and the Company’s traditional LAYOUT PACK® bacon also enjoyed solid growth during the quarter.

Solid performance in the branded distributor business was somewhat dampened by lower control label volume (private label for claim accounts).  While control label business has become a smaller percentage of both total and processed tonnage, it still has an impact.  Several restaurant groups reported weather-related declines in business during the last two months of the quarter, which led to some softening in volume from this important food service sector.

Sales dollars of the Meat Products unit increased 11.0 percent for the quarter compared to last year on a tonnage decrease of 1.0 percent.  ALWAYS TENDER® fresh pork continues to grow at a double-digit rate.  HORMEL® pepperoni market share grew 2.3 percent for the quarter.

Meat Products successfully launched 4 new HORMEL® fully cooked entrees featuring co-branding with Famous Daves, bringing the total number of items in the line to 8.  HORMEL® fully cooked entrees have achieved a 60.0 percent ACV.

Sales dollars for the Prepared Foods business unit were down 7.0 percent compared to the same period in 2000.  As stated previously, Y2K shipments negatively impacted sales comparisons for the first quarter.  It is anticipated that favorable sales comparisons will be attained for the remainder of 2001 offsetting the loss of sales in the first quarter.

Market share gains were recorded during the first quarter for HORMEL® chili, MARY KITCHEN® hash, HORMEL® chunk meats and CARAPELLI® olive oils.  SPAM® oven roasted turkey has now achieved a 77 percent national ACV.  Spot television commercials and national magazine advertisements for the new turkey product began in January.

Turkey tonnage volume for Jennie-O decreased 1.0 percent while sales dollars increased 3.0 percent, reflecting the ongoing conversion of Jennie-O’s product mix from commodity to value-added product.  During the second quarter sales dollars are expected to continue to grow on a small increase in tonnage with accelerated sales and tonnage increases the remainder of the year.

Higher than anticipated feed and energy costs impacted margins during the first quarter.  Energy costs were impacted not only by large per unit price increases but by higher consumption due to extremely cold temperatures in December.

Foodservice continues to register strong growth with an 18.0 percent increase in further processed sales during the quarter.  Jennie-O corn dogs were introduced to the marketplace at the start of fiscal 2001 as the unit continues to aggressively develop new products.

Late in the first quarter the Company announced the signing of a definitive agreement to acquire The Turkey Store Company, headquartered in Barron, Wisconsin for $334.4 million in cash, subject to adjustment for outstanding indebtedness and changes in working capital at the February 23, 2001 closing.  The Turkey Store will be merged into Jennie-O and the combined operation will be headquartered in Willmar, Minnesota.  The combination of The Turkey Store and Jennie-O creates the industry’s most extensive line of branded turkey products and enables the Company to be an even more complete supplier to our customers.

International sales volume increased 12.0 percent for the quarter compared to 2000.  China operations increased tonnage volume by 35.8 percent for the first quarter of 2001.  An agreement with Snow Brand Foods should generate increased sales of pork loins and pork tenderloins to Japan.

Continuing marketing investments related to the introduction of CARAPELLI® olive oil by the Carapelli joint venture lowered earnings of affiliates from the same quarter last year.  Carapelli has become the number 3 brand since its basic introduction and has provided strong category growth during the 12 months since its U.S. launch.

Selling and delivery expenses for the quarter decreased slightly to 10.4 percent of sales compared to 10.5 percent in 2000.  Marketing expenses for the quarter were $83,694 or 8.8 percent of sales compared to $84,977 or 9.4 percent of sales last year.  The change in both expense classifications primarily reflects the effect of sales dollar growth in 2001.

Administrative and general expenses were $18,879 or 2.0 percent of sales compared to $16,494 or 1.8 percent of sales for the same period of 2000.  Sales dollar growth in 2001 also impacted the percentage of sales change for the administrative and general expense classification.

The effective tax rate for the first quarter 2001 was 36.3 percent compared to 36.0 percent last year.  The Company expects the rate to hold relatively stable for the remainder of the year.

LIQUIDITY AND CAPITAL RESOURCES

Ratio comparisons for the first quarter of 2001 and 2000, which demonstrate the Company’s financial strength, are as follow:

	End of Quarter
	1st Quarter 2001	1st Quarter 2000

Liquidity Ratios
Current ratio	2.1	2.1
Receivables turnover	13.4	14.5
Days sales in receivables	24.7	23.5 days
Inventory turnover	9.8	9.5
Days sales in inventory	37.2 days	38.0 days
Leverage Ratio
Long-term debt to equity	20.9%	25.6%
Operating Ratios
Pre-tax profit to net worth	29.4%	32.5%
Pre-tax profit to total assets	15.8%	16.4%

Changes during the first quarter in current asset and liability balances followed normal seasonal patterns.  Accounts receivable and inventory balances are consistent with the price levels for pork and past and future sales volumes.

During the quarter, the Company invested $25,258 in new plant and equipment primarily in Austin, Minnesota and various Jennie-O locations throughout Minnesota.  Investment in plant and equipment continues to emphasize productivity gains and efficient product flow while improving ergonomics and safety conditions for employees.

The Company is building a new distribution center in Dayton, Ohio under a synthetic lease agreement.  The facility will be operated by Power Logistics, Inc., who also operate the Company’s distribution center in Osceola, Iowa.

As mentioned earlier the Company signed a definitive agreement to acquire all the stock of Jerome Foods, Inc., (d/b/a The Turkey Store Company) during the first quarter.  The acquisition was completed February 24, 2001.

On October 31, 2000, the Company entered into a unsecured 364 day revolving credit facility in the amount of $425,000.  The credit facility will be used for commercial paper backup and general corporate purposes including acquisition financing.  The credit facility was used during the second quarter in acquiring The Turkey Store Company.  The leverage ratio indicates that adequate borrowing capacity remains after the acquisition to take advantage of business opportunities that may arise through additional acquisitions or internal expansion.

During the first quarter, 107,000 shares were purchased under the share repurchase program at an average price per share of $18.76.

FORWARD-LOOKING STATEMENTS

The Company and its representatives may from time to time make written or oral statements with respect to annual or long-term goals and expectations of the Company.  These statements include but are not limited to the Company’s filings with the Securities and Exchange Commission and in its reports to shareholders.  The Company cautions readers not to place undue reliance on forward-looking statements, which represent current views as of the date made.

Exhibit 99 to the Annual Report on Form 10-K for year ended October 28, 2000 provides the full text of the Company’s cautionary statement relevant to forward-looking statements and information for the purpose of “Safe Harbor” provisions of the Private Securities Litigations Reform Act of 1995.

PART II - OTHER INFORMATION

HORMEL FOODS CORPORATION

Item 4.    Results of Votes of Security Holders.

None

Item 6.    Exhibits and Reports on Form 8-K

November 6, 2000 – The Company filed a Form 8-K announcing that Hormel Foods Corporation had entered into an unsecured 364 day revolving credit facility in the amount of $425,000,000.  The credit facility will be used for commercial paper backup and general corporate purposes excluding financing for any acquisition not approved by the board of directors of the target company.

January 22, 2001 – The Company filed a Form 8-K announcing it had reached a definitive agreement to acquire The Turkey Store Company, headquartered in Barron, Wisconsin.  The Company will acquire all the outstanding shares of The Turkey Store for $334.4 million in cash, subject to adjustment for outstanding indebtedness and changes in working capital at closing.

March 9, 2001 – The Company filed a Form 8-K announcing completion of the acquisition of The Turkey Store Company on February 24, 2001.

March 13, 2001 – The Company filed an amendment to Form 8-K dated March 9, 2001 supplementing financial statements and providing pro-forma financial statements for the acquisition of The Turkey Store Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HORMEL FOODS CORPORATION
(Registrant)

Date: March 13, 2001	By /s/ M. J. McCOY
M. J. McCOY
Senior Vice President
And Chief Financial Officer

Date: March 13, 2001	By /s/ J. H. FERAGEN
J. H. FERAGEN
Treasurer