Form 10-Q
period 2001-04-28
HORMEL FOODS CORP /DE/
filed 2001-06-12
CIK 48465

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended April 28, 2001	Commission File Number 1-2402

HORMEL FOODS CORPORATION

Incorporated Under the Laws of the State of Delaware	Fein #41-0319970

1 Hormel Place
Austin, Minnesota 55912-3680
Telephone—(507) 437-5737

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Outstanding at April 28, 2001
Common Stock	$.0586 par value 138,700,337
Common Stock Non-Voting	$.01 par value -0-

Pages: This report contains thirteen pages numbered sequentially from this cover page.

FORM 10-Q

STATEMENTS OF FINANCIAL POSITION

(In Thousands of Dollars)

HORMEL FOODS CORPORATION

	April 28, 2001	October 28, 2000
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$69,378	$100,646
Short-term marketable securities—at cost which approximates market	0	5,964
Accounts receivable	298,353	307,732
Inventories	321,989	281,404
Deferred income taxes	9,462	9,021
Prepaid expenses	27,371	6,342

TOTAL CURRENT ASSETS	726,553	711,109
DEFERRED INCOME TAXES	0	61,622
INTANGIBLES	384,720	92,632
INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	159,116	151,383
OTHER ASSETS	85,189	83,645
PROPERTY, PLANT AND EQUIPMENT
Land	17,306	13,314
Buildings	352,779	291,512
Equipment	760,659	701,554
Construction in progress	133,051	75,232

	1,263,795	1,081,612
Less allowance for depreciation	(567,883)	(540,063)

	695,912	541,549
	$2,051,490	$1,641,940

See notes to financial statements

FORM 10-Q

STATEMENTS OF FINANCIAL POSITION

(In Thousands of Dollars)

HORMEL FOODS CORPORATION

	April 28, 2001	October 28, 2000
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES
Accounts payable	$151,839	$154,893
Accrued expenses	35,196	30,117
Accrued marketing	43,678	34,252
Employee compensation	56,000	59,138
Taxes, other than federal income taxes	11,001	10,982
Dividends payable	12,881	12,195
Federal income tax	32,391	2,609
Current maturities of long-term debt	35,683	38,439

TOTAL CURRENT LIABILITIES	378,669	342,625
LONG-TERM DEBT—less current maturities	457,928	145,928
ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION	253,590	252,118
OTHER LONG-TERM LIABILITIES	28,340	27,392
DEFERRED INCOME TAXES	7,962	0
SHAREHOLDERS' INVESTMENT
Preferred Stock, par value $.01 a share—authorized 80,000,000 shares; issued—None
Common Stock, non-voting, par value $.01 a share—authorized 200,000,000 shares; issued—none
Common Stock, par value $.0586 a share—authorized 400,000,000 shares; issued 138,700,337 shares April 28, 2001 issued 138,569,429 shares Oct. 28, 2000	8,128	8,120
Accumulated other comprehensive loss	(24,843)	(20,917)
Additional paid in capital	2,817	0
Retained earnings	939,000	886,674

	925,102	873,877
Shares held in treasury	(101)	0

TOTAL SHAREHOLDERS' INVESTMENT	925,001	873,877

	$2,051,490	$1,641,940

See notes to financial statements

FORM 10-Q

STATEMENTS OF EARNINGS

(In Thousands, Except Per Share Amounts)

(Unaudited)

HORMEL FOODS CORPORATION

	Three Months Ended		Six Months Ended
	April 28, 2001	April 29, 2000	April 28, 2001	April 29, 2000
Sales, less returns and allowances	$1,018,406	$879,023	$1,965,899	$1,782,936
Cost of products sold	752,419	638,909	1,432,897	1,279,741

GROSS PROFIT	265,987	240,114	533,002	503,195
Expenses:
Selling and delivery	103,404	92,390	202,251	187,279
Marketing	78,189	73,115	161,883	158,092
Administrative and general	19,546	18,595	38,425	35,089

OPERATING INCOME	64,848	56,014	130,443	122,735
Other income and expenses:
Other income—net	2,097	4,298	5,680	10,350
Equity in earnings of affiliates	1,245	670	385	4
Interest expense	(7,164)	(4,338)	(10,335)	(7,899)

EARNINGS BEFORE INCOME TAXES	61,026	56,644	126,173	125,190
Provision for income taxes	22,132	20,390	45,747	45,088

NET EARNINGS	$38,894	$36,254	$80,426	$80,102

NET EARNINGS PER SHARE (BASIC)	$0.28	$0.26	$0.58	$0.57

NET EARNINGS PER SHARE (DILUTED)	$0.28	$0.26	$0.58	$0.56

See notes to financial statements

FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(Unaudited)

HORMEL FOODS CORPORATION

	Six Months Ended
	April 28, 2001	April 29, 2000
OPERATING ACTIVITIES
Net earnings	$80,426	$80,102
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	33,765	29,671
Amortization of intangibles	4,806	2,985
Equity in earnings of affiliates	(385)	(4)
Provision for deferred income taxes	5,774	(1,627)
(Gain) loss on property/equipment sales	166	465
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	44,465	14,666
(Increase) decrease in inventories and prepaid expenses	(15,586)	(37,524)
Increase (decrease) in accounts payable and accrued expenses	17,590	(49,728)

NET CASH PROVIDED BY OPERATING ACTIVITIES	171,021	39,006
INVESTING ACTIVITIES
Sale of held-to-maturity securities	6,239	67,897
Purchase of held-to-maturity securities	(275)	(30,535)
Acquisitions of businesses	(433,571)	0
Purchases of property/equipment	(40,046)	(48,067)
Proceeds from sales of property/equipment	1,752	1,604
(Increase) in investments and other assets	(20,437)	(10,609)
Dividends from affiliates	1,399	0

NET CASH USED IN INVESTING ACTIVITIES	(484,939)	(19,710)
FINANCING ACTIVITIES
Proceeds from long-term borrowings	317,045	3,456
Principal payments on long-term debt	(9,707)	(12,262)
Dividends paid on Common Stock	(24,949)	(24,244)
Stock repurchase	(2,496)	(45,793)
Other	2,757	(2,776)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	282,650	(81,619)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(31,268)	(62,323)
Cash and cash equivalents at beginning of year	100,646	188,310

CASH AND CASH EQUIVALENTS AT END OF QUARTER	$69,378	$125,987

See notes to financial statements

FORM 10-Q

NOTES TO FINANCIAL STATEMENTS

(In Thousands, Except Per Share Amounts)

(Unaudited)

HORMEL FOODS CORPORATION

NOTE A  Basis of Presentation

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

    The results of operations for the three and six month periods ended April 28, 2001 and April 29, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE B  Purchase of Jerome Foods, Inc. (d/b/a The Turkey Store Company)

    On February 24, 2001, the Company purchased all of the issued and outstanding capital stock of Jerome Foods, Inc. (d/b/a The Turkey Store Company), a Wisconsin corporation headquartered in Barron, Wisconsin, through the merger of a wholly owned, special-purchase subsidiary of Hormel with and into Jerome Foods. The purchase price for the capital stock was $334.4 million in cash subject to adjustments for outstanding indebtedness and changes in working capital as of February 24, 2001.

    Pro forma unaudited results of operations for the six months ended April 28, 2001 and April 29, 2000, assuming consummation of the purchase as of October 31, 1999 are as follows:

	Six Months Ended
	April 28, 2001	April 29, 2000
Net Sales	$2,070	$1,923
Net Income	79,168	75,778
Per Share Data:
Basic Earnings	.57	.54
Diluted Earnings	.57	.53

    The allocation of purchase price reflected in the April 28, 2001 condensed consolidated statement of financial position is preliminary. An independent valuation of The Turkey Store Company's property, plant and equipment and intangible assets is being performed. The Company expects to receive the completed report during the third quarter of fiscal 2001.

NOTE C  Comprehensive Income

    Total comprehensive income was $40,301 and $76,500 for the three and six-month periods ended April 28, 2001 compared to $34,646 and $77,568 for the three and six-month periods ended April 29, 2000.

FORM 10-Q

NOTE D  Earnings Per Share Data

    The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	April 28, 2001	April 29, 2000	April 28, 2001	April 29, 2000
Denominator for basic earnings per share—weighted-average shares	138,672	140,771	138,618	141,556
Dilutive potential common shares	1,330	846	1,175	1,147

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	140,002	141,617	139,793	142,703

NOTE E  Inventories

    Principle components of inventories are:

	April 28, 2001	October 28, 2000
Finished Products	$170,171	$174,032
Raw Materials and Work-In-Process	121,558	76,432
Materials and Supplies	68,157	61,480
LIFO Reserve	(37,896)	(30,540)

Total	$321,989	$281,404

FORM 10-Q

MANAGEMENTS' DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In Thousands, Except Share Amounts)

HORMEL FOODS CORPORATION

RESULTS OF OPERATIONS

    Net earnings in the second quarter increased 7.3 percent to $38,894 from $36,254 during the same quarter of 2000. Sales for the quarter increased 15.9 percent to $1,018,406 compared to last year. Sales for the quarter were up even before the addition of the acquired volume from the Turkey Store acquisition completed during the quarter. Tonnage for the period increased 9.8 percent to 824,419 pounds compared to 2000. The record sales and earnings were achieved in spite of the expense related to a three-week labor strike in Rochelle, Illinois.

    Net earnings for the first six months of fiscal 2001 were $80,426 compared to $80,102 last year. Sales for the half-year increased 10.3 percent to $1,965,899 from 2000. Tonnage volume increased 4.4 percent to 1,604,594 pounds from the same period last year.

    The Company's core Hormel business continued to be the major contributor to earnings. Increases in sales dollars and tonnage volume were both driven by growth in branded, value added products which continued to outpace commodity product lines within the Company's overall portfolio. Pork processing levels declined slightly during the quarter with a slaughter of 1,958 hogs compared to 1,980 last year. The average live hog cost for the quarter was 2.3 percent higher than the same period in 2000. Hog contracts were profitable in the second quarter.

    Refrigerated Foods, which includes the Meat Products and Food Service groups, was one of the top performers for the quarter despite a slowing economy and softening in discretionary spending. In the Meat Products Group, branded consumer products increased to 67 percent of total tonnage, which in total increased 6 percent over last year. An especially strong Easter season resulted in a 10 percent increase in CURE 81® ham volume over the previous year.

    Other notable volume gains over the same period in 2000 were: bacon up 28 percent; deli dry sausage up 7 percent; and the flavored line of ALWAYS TENDER® fresh pork up 45 percent.

    In the Food Service Group sales and margins were up only slightly over last year. Overall, branded tonnage rose 5 percent for the Group. Particularly successful products for the quarter included recently introduced AUSTIN BLUES BBQ® with a 75 percent increase in volume from the first quarter of 2001 and BREAD READY® sliced meats with a 33 percent increase in tonnage volume over 2000. Other products with significant volume gains included OLD SMOKEHOUSE® bacon, APPLEWOOD® smoked bacon and FAST 'N EASY® precooked breakfast meats.

    Sales in the Grocery Products business unit increased 1 percent over the same period in 2000 while tonnage volume decreased by 3 percent. Despite the decrease in tonnage volume, the Company continues to maintain its leadership position in this category with increases in such brands as SPAM®, Hormel chili, DINTY MOORE® and STAGG® chili. Turkey SPAM®, which was introduced last year, is being well accepted by consumers and has achieved a national all-commodity volume, or ACV, distribution of 92 percent.

    The acquisition and integration of The Turkey Store by Jennie-O has gone well. The combined business gives the Company an 18.5 percent share of the U.S. turkey market. For the quarter, post-acquisition tonnage volume was up 36 percent with sales dollars up 50 percent. Jennie-O Turkey Store continues to expand its product line of convenience turkey products with the introduction of THANKSGIVING TONIGHT® premium boneless turkey breast in the retail market and JENNIE-O TWO BIB RIBZ® in its Prep Chef foodservice line.

    The Diamond Crystal Brands Nutritional Products acquisition into Hormel Health Labs was the second acquisition completed during the quarter. This group is now positioned as number two in their market with favorable growth prospects given the aging population not only in the United States but overseas as well.

    Hormel Foods International experienced a tonnage volume gain of 45 percent from the prior-year quarter. However, margins were dampened by international raw material costs and a strong dollar.

    Selling and delivery expenses for the quarter and six months were $103,404 and $202,251 compared to $92,390 and $187,279 last year. Marketing expenses were $78,189 for the quarter and $161,883 to-date compared to $73,115 and $158,092 in 2000. The increases generally reflect the increased volume over last year. The Company continues to emphasize its well-established products as well as its newer product lines in promotional programs targeted to increase sales of higher margin processed items.

    Administrative and general expenses increased to $19,546 and $38,425 for the quarter and six months from $18,595 and $35,089 last year primarily reflecting the acquisition of The Turkey Store.

    The effective tax rate for the quarter and first half was 36.3 compared to 36.0 for the same periods in 2000. The increase reflects the changing proportion of permanent tax differences to total income.

LIQUIDITY AND CAPITAL RESOURCES

    Ratio comparisons for the second quarter of 2001 and 2000, which demonstrate the Company's financial position, are as follows:

	End of Quarter
	2nd Quarter 2001	2nd Quarter 2000
Liquidity Ratios
Current ratio	1.9	2.2
Receivables turnover	13.0	13.8
Days sales in receivables	27.7	25.7 days
Inventory turnover	9.5	9.1
Days sales in inventory	41.0 days	41.6 days
Leverage Ratio
Total debt to equity	53.4%	25.2%
Operating Ratios
Pre-tax profit to net worth	28.1%	29.6%
Pre-tax profit to total assets	13.7%	15.1%

    Changes during the first six months in current assets and liability balances followed normal seasonal patterns. Accounts receivable and inventory balances are consistent with the price levels for pork and turkey and future sales volume.

    During the first six months, the Company invested $40,046 in new plant and equipment primarily in Austin, Minnesota and at various Jennie-O locations in Minnesota. Investment in plant and equipment continues to emphasize productivity gains and efficient product flow while improving ergonomics and safety conditions for employees.

    The Company is building a new distribution center in Dayton, Ohio under a synthetic lease agreement. The facility will be operated by Power Logistics, Inc. and is scheduled to begin operations in the third quarter.

    As mentioned earlier, the Company completed the acquisition of the common stock of The Turkey Store on February 24, 2001 for a purchase price of $334,400 in cash subject to adjustments for outstanding indebtedness and changes in working capital, and the acquisition of the assets of Diamond Crystal Brand Nutritional Products on April 27, 2001 for approximately $65,000 in cash.

    On October 31, 2000, the Company entered into an unsecured 364 day revolving credit facility in the amount of $425,000. The credit facility was used during the second quarter in acquiring The Turkey Store Company and Diamond Crystal Brand Nutritional Products. The Company issued $350,000 of

FORM 10-Q

6 5/8% Notes due 2011 on June 7, 2001. The proceeds will be used to repay a portion of the outstanding borrowings under the credit facility.

    During the second quarter, the Company purchased 25,161 shares under the share repurchase program at a cost of $19.44 per share. To-date in fiscal 2001, 132,691 shares have been repurchased at a cost of $18.89 per share. Total shares repurchased under the currently approved plan are 9,174,261 shares at a cost of $18.42 per share.

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

    Exhibit 99 to the Annual Report on Form 10-K for year ended October 28, 2000 provides the full text of the Company's cautionary statement relevant to forward-looking statements and information for the purpose of "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.

FORM 10-Q

PART II—OTHER INFORMATION

HORMEL FOODS CORPORATION

Item 4.  Results of Votes of Security Holders.

  None

Item 6.  Exhibits and Reports on Form 8-K.

  March 9, 2001—The Company filed a Form 8-K announcing completion of the acquisition of The Turkey Store Company on February 24, 2001.

  March 13, 2001—The Company filed an Amendment to Form 8-K dated March 9, 2001 supplementing financial statements and providing pro-forma financial statements for the acquisition of The Turkey Store Company.

  May 11, 2001—The Company filed a Form 8-K announcing completion of the acquisition of the assets of Diamond Crystal Brand Nutritional Foods on April 27, 2001.

  May 30, 2001—The Company filed an Amendment to Form 8-K dated March 9, 2001 supplementing financial statements and pro-forma financial statements for the acquisition of The Turkey Store Company.

FORM 10-Q

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HORMEL FOODS CORPORATION (Registrant)
Date: June 12, 2001	By	/s/ M. J. McCOY M. J. McCOY Senior Vice President And Chief Financial Officer
Date: June 12, 2001	By	/s/ J. H. FERAGEN J. H. FERAGEN Treasurer

QuickLinks

STATEMENTS OF FINANCIAL POSITION (In Thousands of Dollars) HORMEL FOODS CORPORATION
STATEMENTS OF FINANCIAL POSITION (In Thousands of Dollars) HORMEL FOODS CORPORATION
STATEMENTS OF EARNINGS (In Thousands, Except Per Share Amounts) (Unaudited) HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands of Dollars) (Unaudited) HORMEL FOODS CORPORATION
NOTES TO FINANCIAL STATEMENTS (In Thousands, Except Per Share Amounts) (Unaudited) HORMEL FOODS CORPORATION
MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In Thousands, Except Share Amounts) HORMEL FOODS CORPORATION
PART II—OTHER INFORMATION HORMEL FOODS CORPORATION
SIGNATURES