Form 10-Q
period 2001-07-28
HORMEL FOODS CORP /DE/
filed 2001-09-11
CIK 48465

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended July 28, 2001	Commission File Number 1-2402

HORMEL FOODS CORPORATION

Incorporated Under the Laws of the State of Delaware	Fein #41-0319970

1 Hormel Place
Austin, Minnesota 55912-3680
Telephone—(507) 437-5737

None

(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Outstanding at August 31, 2001
Common Stock	$.0586 par value	138,922,732
Common Stock Non-Voting	$.01 par value	-0-

Pages: This report contains seventeen pages numbered sequentially from this cover page.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

HORMEL FOODS CORPORATION
STATEMENTS OF FINANCIAL POSITION
(In Thousands of Dollars)

	July 28, 2001	October 28, 2000
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$149,751	$100,646
Short-term marketable securities—at cost which approximates market	0	5,964
Accounts receivable	305,559	307,732
Inventories	330,731	281,404
Deferred income taxes	5,783	9,021
Prepaid expenses	17,746	6,342

TOTAL CURRENT ASSETS	809,570	711,109
DEFERRED INCOME TAXES	0	61,622
INTANGIBLES	385,473	92,632
INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	154,752	151,383
OTHER ASSETS	91,895	83,645
PROPERTY, PLANT AND EQUIPMENT
Land	17,301	13,314
Buildings	360,459	291,512
Equipment	789,020	701,554
Construction in progress	91,878	75,232

	1,258,658	1,081,612
Less allowance for depreciation	(578,751)	(540,063)

	679,907	541,549

	$2,121,597	$1,641,940

See notes to financial statements

HORMEL FOODS CORPORATION
STATEMENTS OF FINANCIAL POSITION
(In Thousands of Dollars)

	July 28, 2001	October 28, 2000
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES
Accounts payable	$149,150	$154,893
Accrued expenses	40,057	30,117
Accrued marketing	57,616	34,252
Employee compensation	65,986	59,138
Taxes, other than federal income taxes	11,232	10,982
Dividends payable	12,892	12,195
Federal income tax	24,394	2,609
Current maturities of long-term debt	38,600	38,439

TOTAL CURRENT LIABILITIES	399,927	342,625
LONG-TERM DEBT—less current maturities	487,899	145,928
ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION	253,590	252,118
OTHER LONG-TERM LIABILITIES	28,407	27,392
DEFERRED INCOME TAXES	3,765	0
SHAREHOLDERS' INVESTMENT
Preferred Stock, par value $.01 a share—authorized 80,000,000 shares; issued—none
Common Stock, non-voting, par value $.01 a share—authorized 200,000,000 shares; issued—none
Common Stock, par value $.0586 a share—authorized 400,000,000 shares; issued 138,899,282 shares July 28, 2001 issued 138,569,429 shares October 28, 2000	8,139	8,120
Accumulated other comprehensive loss	(24,176)	(20,917)
Additional paid in capital	3,364	0
Retained earnings	960,682	886,674

TOTAL SHAREHOLDERS' INVESTMENT	948,009	873,877

	$2,121,597	$1,641,940

See notes to financial statements

HORMEL FOODS CORPORATION
STATEMENTS OF EARNINGS
(UNAUDITED)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	July 28, 2001	July 29, 2000	July 28, 2001	July 29, 2000
Sales, less returns and allowances	$1,039,491	$886,015	$3,005,390	$2,668,951
Cost of products sold	766,531	666,629	2,199,428	1,946,370

GROSS PROFIT	272,960	219,386	805,962	722,581
Expenses:
Selling and delivery	107,085	92,998	309,336	280,277
Marketing	84,220	65,536	246,103	223,628
Administrative and general	25,172	14,580	63,597	49,669

OPERATING INCOME	56,483	46,272	186,926	169,007
Other income and expenses:
Other income—net	2,350	3,319	8,030	13,669
Equity in earnings of affiliates	1,028	(704)	1,413	(700)
Interest expense	(8,947)	(3,384)	(19,282)	(11,283)

EARNINGS BEFORE INCOME TAXES	50,914	45,503	177,087	170,693
Provision for income taxes	17,702	16,367	63,449	61,455

NET EARNINGS	$33,212	$29,136	$113,638	$109,238

NET EARNINGS PER SHARE (DILUTED)	$0.24	$0.21	$0.81	$0.77

NET EARNINGS PER SHARE (BASIC)	$0.24	$0.21	$0.82	$0.77

See notes to financial statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Thousands of Dollars)

	Nine Months Ended
	July 28, 2001	July 29, 2000
OPERATING ACTIVITIES
Net earnings	$113,638	$109,238
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	53,599	44,858
Amortization of intangibles	9,843	4,448
Equity in (earnings) loss of affiliates	(1,413)	700
Provision for deferred income taxes	7,720	(1,607)
(Gain) loss on property/equipment sales	218	(7)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	37,259	13,413
(Increase) decrease in inventories and prepaid expenses	(10,241)	(32,100)
Increase (decrease) in accounts payable and accrued expenses	35,987	(63,800)

NET CASH PROVIDED BY OPERATING ACTIVITIES	246,610	75,143
INVESTING ACTIVITIES
Sale of held-to-maturity securities	6,239	84,618
Purchase of held-to-maturity securities	(275)	(30,235)
Acquisitions of businesses	(438,782)	0
Purchases of property/equipment	(56,205)	(72,310)
Proceeds from sales of property/equipment	3,001	3,696
(Increase) in investments and other assets	(27,349)	(25,103)
Dividends from affiliate	1,399	1,593

NET CASH USED IN INVESTING ACTIVITIES	(511,972)	(37,741)
FINANCING ACTIVITIES
Proceeds from long-term borrowings	367,496	3,456
Principal payments on long-term debt	(17,481)	(20,318)
Dividends paid on Common Stock	(37,778)	(36,525)
Stock repurchase	(2,527)	(60,931)
Other	4,757	(1,704)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	314,467	(116,022)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	49,105	(78,620)
Cash and cash equivalents at beginning of year	100,646	188,310

CASH AND CASH EQUIVALENTS AT END OF QUARTER	$149,751	$109,690

See notes to financial statements

HORMEL FOODS CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
(In Thousands, Except Per Share and Percentage Amounts)

NOTE A    BASIS OF PRESENTATION

    In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation. These statements should be read in conjunction with our Annual Report on Form 10-K for the year ended October 28, 2000.

    The accounting policies followed by the Company are set forth in Note A to the Company's Financial Statements in the 2000 Hormel Foods Corporation Annual Report to Shareholders, which is incorporated by reference into our Annual Report on Form 10-K for the year ended October 28, 2000.

    The results of operations for the three and nine month periods ended July 28, 2001 and July 29, 2000 are not necessarily indicative of the results to be expected for the full year.

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

    Pro forma unaudited results of operations for the nine months ended July 28, 2001 and July 29, 2000, assuming consummation of the purchase as of October 31, 1999 are as follows:

	Nine Months Ended
	July 28, 2001	July 29, 2000
Net Sales	$3,109,644	$2,882,212
Net Income	$112,380	$103,184
Per Share Data:
Basic Earnings	$0.81	$0.73
Diluted Earnings	$0.80	$0.73

    The allocation of purchase price reflected in the July 28, 2001 condensed consolidated statement of financial position is preliminary. An independent valuation of The Turkey Store Company's property, plant and equipment and intangible assets is being performed. The Company expects to receive the completed report during the fourth quarter of fiscal 2001.

NOTE C    COMPREHENSIVE INCOME

    Other comprehensive income (loss) consists of adjustment in minimum pension liability and foreign currency translation. Other comprehensive income (loss) was $667 and $(3,259) for the three and nine-month periods ended July 28, 2001 and $(1,734) and $(4,268) for the three and nine-month periods ended July 29, 2000. Total comprehensive income combines reported net earnings and other comprehensive income (loss). Total comprehensive income was $33,879 and $110,379 for the three and nine-month periods ended July 28, 2001 and $27,402 and $104,970 for the three and nine-month periods ended July 29, 2000.

NOTE D    EARNINGS PER SHARE DATA

    The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	July 28, 2001	July 29, 2000	July 28, 2001	July 29, 2000
Basic weighted-average shares outstanding	138,790	139,907	138,675	141,006
Dilutive potential common shares	1,651	922	1,334	1,072

Diluted weighted-average shares outstanding	140,441	140,829	140,009	142,078

NOTE E    INVENTORIES

    Inventories consist of the following:

	July 28, 2001	October 28, 2000
Finished products	$184,285	$174,032
Raw materials and work-in-process	115,697	76,432
Materials and supplies	69,861	61,480
LIFO reserve	(39,113)	(30,540)

Total	$330,731	$281,404

NOTE F    SEGMENT OPERATING RESULTS

    The company presently reports its results in two primary segments: Hormel Foods and Jennie-O Turkey Store. The businesses in the Hormel Foods segment are engaged primarily in the processing, marketing and sale of branded and unbranded pork products for the retail, foodservice and fresh customer markets. The businesses in the Jennie-O Turkey Store segment are engaged primarily in the processing, marketing and sale of branded and unbranded turkey products for the retail, foodservice and fresh customer markets. The Company's "All Other" segment includes business units that produce, market and sell beef products, food packaging (i.e. casings for dry sausage), food equipment and that manufacture, market and sell company products internationally.

    Sales and operating profits for each of the Company's business segments and reconciliation to income before income taxes are set forth below:

	Third Quarter—13 Weeks Ended			Year-To-Date—39 Weeks Ended
	July 28, 2001	July 29, 2000	% Change	July 28, 2001	July 29, 2000	% Change
Sales to Unaffiliated Customers
Hormel Foods	$755,951	$708,863	6.6	$2,287,566	$2,142,848	6.8
Jennie-O/Turkey Store	237,938	132,708	79.3	578,593	396,899	45.8
All Others	45,602	44,444	2.6	139,231	129,204	7.8

Total	$1,039,491	$886,015	17.3	$3,005,390	$2,668,951	12.6

	Third Quarter—13 Weeks Ended			Year-To-Date—39 Weeks Ended
	July 28, 2001	July 29, 2000	% Change	July 28, 2001	July 29, 2000	% Change
Intersegment Sales
Hormel Foods	$17,842	$15,998	11.5	$52,746	$48,278	9.3
Jennie-O/Turkey Store	19,054	15,598	22.2	47,625	44,083	8.0
All Others	18,363	15,595	17.7	53,964	43,942	22.8

Total	$55,259	$47,191	17.1	$154,335	$136,303	13.2
Intersegment elimination	(55,259)	(47,191)	17.1	(154,335)	(136,303)	13.2

Total	$0	$0		$0	$0

	Third Quarter—13 Weeks Ended			Year-To-Date—39 Weeks Ended
	July 28, 2001	July 29, 2000	% Change	July 28, 2001	July 29, 2000	% Change
Net Sales
Hormel Foods	$773,793	$724,861	6.8	$2,340,312	$2,191,126	6.8
Jennie-O/Turkey Store	256,992	148,306	73.3	626,218	440,982	42.0
All Others	63,965	60,039	6.5	193,195	173,146	11.6
Intersegment elimination	(55,259)	(47,191)	17.1	(154,335)	(136,303)	13.2

Total	$1,039,491	$886,015	17.3	$3,005,390	$2,668,951	12.6

	Third Quarter—13 Weeks Ended			Year-To-Date—39 Weeks Ended
	July 28, 2001	July 29, 2000	% Change	July 28, 2001	July 29, 2000	% Change
Operating Profit
Hormel Foods	$41,916	$38,231	9.6	$158,492	$149,855	5.8
Jennie-O/Turkey Store	14,685	5,458	169.1	29,373	17,256	70.2
All Others	1,240	2,215	(44.0)	3,708	5,660	(34.5)

Total segment operating profit	$57,841	$45,904	26.0	$191,573	$172,771	10.9
Other income and net interest	(5,569)	(769)	624.2	(9,839)	1,686	(683.6)
General corporate expenses	(1,358)	368	469.0	(4,647)	(3,764)	23.5

Income before tax	$50,914	$45,503	11.9	$177,087	$170,693	3.7

NOTE G    NEW ACCOUNTING PRONOUNCEMENTS

    In July 2000, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." The consensus requires companies to classify amounts billed to customers for shipping and handling as revenue and allows companies to include the costs of its shipping and handling activities as cost of sales. If the costs are not included in cost of sales, companies are required to disclose the amount of such costs and where they are included in the statement of operations. The Company is required to comply with the consensus no later than the fourth quarter of fiscal 2001. The Company currently records shipping and handling fees and costs in selling and delivery expenses. The Company anticipates that it will remain with its current accounting and will disclose the amount of shipping and handling costs that are included in selling and delivery expenses.

    In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations", and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." These Statements change the accounting for business combinations, goodwill, and intangible assets. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. SFAS 142 provides that goodwill and other indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. Goodwill and intangible assets acquired prior to July 1, 2001 will continue to be amortized through adoption of the Statement by the Company. After adoption, such goodwill and other indefinite lived intangible assets will cease being amortized. The Company plans to adopt SFAS 142 in first quarter fiscal 2002 and estimates the annual reduction in amortization will increase earnings per share approximately $.06.

    Beginning fourth quarter 2001, the Company will adopt the provisions of Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements." As a result of the guidance in SAB 101 regarding FOB Destination Sales, the Company will recognize revenue upon delivery to customers as opposed to shipment, which is the current practice. The Company anticipates this accounting change will have no material effect on the Company's results of operation or financial position.

    In November 2000 and April 2001, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issues 00-14, "Accounting for Certain Sales Incentives" and 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer", respectively. By way of these two pronouncements, the EITF has determined that certain sales incentives and consideration paid by the Company to a retailer, such as slotting fees and cooperative advertising, are reductions of revenue. Currently, the Company recognizes these expenditures as marketing expenses. The Company plans to adopt these pronouncements in first quarter fiscal 2002. The result of these adoptions will be a reduction in sales and a corresponding decrease in marketing expenses with no impact on net income.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
               (In Thousands of Dollars, Except Per Share Amounts)

RESULTS OF OPERATIONS

OVERVIEW

    With the acquisition of The Turkey Store, the Company reassessed how it should report the performance of its operations. Effective with this quarter, we are reporting in three business segments. The segments are:

Segment	Business Conducted
1. Hormel Foods
Primarily processing, marketing and sale of branded and unbranded pork products for the retail, foodservice and fresh customer markets. Includes operating segments Refrigerated Foods and Grocery Products.
2. Jennie-O Turkey Store	Primarily processing, marketing and sale of branded and unbranded turkey products for the retail, foodservice and fresh customer markets. Includes the Jennie-O Turkey Store business.
3. All Other
Business units that produce, market and sell beef products, food packaging (i.e., casings for dry sausage), food equipment, and that manufacture, market and sell company products internationally. Includes Hormel Foods International Corporation, Dan's Prize, Vista International Packaging Corporation and AFECO.

    Net earnings for the Company in the third quarter were $33,212 compared to $29,136 during the same quarter of 2000. Earnings per share for the quarter increased to $0.24 from $0.21 last year. Sales for the third quarter increased 17.3 percent to $1,039,491 from $886,015 in 2000. Tonnage for the period increased 12.3 percent to 796,034,000 pounds compared to last year.

    In the third quarter, excluding the results of The Turkey Store Company and Diamond Crystal Brands Nutritional Products (Diamond Crystal), which were acquired during the second quarter of fiscal 2001, sales increased $43,792 or 4.9 percent over last year on an even tonnage volume.

    Net earnings for the Company for the first nine months of fiscal 2001 were $113,638 compared to $109,238 last year. Sales of $3,005,390 for the period were up 12.6 percent from $2,668,951 in 2000 with tonnage volume increasing 6.9 percent. Earnings per share through three quarters were $0.81 compared to $0.77 last year.

    Gross profit for the Company for the quarter was 26.3 percent of sales compared to 24.8 percent in 2000. The increase was due to change in product mix driven by growth in branded, value-added products, including The Turkey Store and Diamond Crystal product lines, which continued to outpace fresh product lines within the Company's three business segments.

    Selling and delivery expenses for the Company for the quarter and nine months were $107,085 and $309,336 compared to $92,998 and $280,277 last year. Marketing expenses were $84,220 for the quarter and $246,103 to-date compared to $65,536 and $223,628 in 2000. The higher expenses generally reflect increased volume over last year and increases resulting from The Turkey Store and Diamond Crystal acquisitions. The Company continues to emphasize its well-established products as well as its newer product lines in promotional programs targeted to increase sales of higher margin processed items.

    Administrative and general expenses increased to $25,172 and $63,597 for the Company for the quarter and nine months from $14,580 and $49,669 last year. The increases primarily reflect costs associated with the acquisition of The Turkey Store and for the quarter include $3,530 in amortization of goodwill from The Turkey Store and Diamond Crystal acquisitions.

    Interest expense for the Company for the third quarter and nine months to-date was $8,947 and $19,282 compared to $3,384 and $11,283 in 2000. The increase reflects interest on short and long-term debt used for general corporate purposes, including financing of a large portion of The Turkey Store and Diamond Crystal acquisitions. Depreciation and amortization for the quarter was $24,871 compared to $16,650 last year. The Turkey Store and Diamond Crystal depreciation and intangible amortization accounted for most of the increase.

SEGMENT RESULTS

    Segmented sales and operating profits for each of the business segments are included below as well as in Note F to the Notes To Financial Statements.

	Third Quarter — 13 Weeks Ended			Year-To-Date — 39 Weeks Ended
	July 28, 2001	July 29, 2000	% Change	July 28, 2001	July 29, 2000	% Change
Sales to Unaffiliated Customers
Hormel Foods	$755,951	$708,863	6.6	$2,287,566	$2,142,848	6.8
Jennie-O/Turkey Store	237,938	132,708	79.3	578,593	396,899	45.8
All Others	45,602	44,444	2.6	139,231	129,204	7.8

Total	$1,039,491	$886,015	17.3	$3,005,390	$2,668,951	12.6

	Third Quarter — 13 Weeks Ended			Year-To-Date — 39 Weeks Ended
	July 28, 2001	July 29, 2000	% Change	July 28, 2001	July 29, 2000	% Change
Intersegment Sales
Hormel Foods	$17,842	$15,998	11.5	$52,746	$48,278	9.3
Jennie-O/Turkey Store	19,054	15,598	22.2	47,625	44,083	8.0
All Others	18,363	15,595	17.7	53,964	43,942	22.8

Total	$55,259	$47,191	17.1	$154,335	$136,303	13.2
Intersegment elimination	(55,259)	(47,191)	17.1	(154,335)	(136,303)	13.2

Total	$0	$0		$0	$0

	Third Quarter — 13 Weeks Ended			Year-To-Date — 39 Weeks Ended
	July 28, 2001	July 29, 2000	% Change	July 28, 2001	July 29, 2000	% Change
Net Sales
Hormel Foods	$773,793	$724,861	6.8	$2,340,312	$2,191,126	6.8
Jennie-O/Turkey Store	256,992	148,306	73.3	626,218	440,982	42.0
All Others	63,965	60,039	6.5	193,195	173,146	11.6
Intersegment elimination	(55,259)	(47,191)	17.1	(154,335)	(136,303)	13.2

Total	$1,039,491	$886,015	17.3	$3,005,390	$2,668,951	12.6

	Third Quarter — 13 Weeks Ended			Year-To-Date — 39 Weeks Ended
	July 28, 2001	July 29, 2000	% Change	July 28, 2001	July 29, 2000	% Change
Operating Profit
Hormel Foods	$41,916	$38,231	9.6	$158,492	$149,855	5.8
Jennie-O/Turkey Store	14,685	5,458	169.1	29,373	17,256	70.2
All Others	1,240	2,215	(44.0)	3,708	5,660	(34.5)

Total segment operating profit	$57,841	$45,904	26.0	$191,573	$172,771	10.9
Other income and net interest	(5,569)	(769)	624.2	(9,839)	1,686	(683.6)
General corporate expenses	(1,358)	368	469.0	(4,647)	(3,764)	23.5

Income before tax	$50,914	$45,503	11.9	$177,087	$170,693	3.7

HORMEL FOODS

    The Hormel Foods business segment accounted for 73 percent of the Company's sales and 72 percent of the operating profit in the third quarter. The Grocery Products operating segment experienced sales growth of 6 percent in the quarter on tonnage volume growth of 3 percent. Major contributors to the growth were SPAM® luncheon meat, Hormel® chili, Hormel® chunk meats and Carapelli® olive oil. In addition, ethnic products in this operating segment continued to build momentum in the quarter.

    Slaughter levels in the Refrigerated Foods operating segment, which includes the Meat Products and Foodservice Divisions, declined slightly during the quarter to 1,780,000 hogs from 1,840,000 hogs for the same period last year resulting in a tonnage volume reduction of 2.7 percent compared to 2000 for the Meat Products Division. The decrease was the result of discontinuing the Company's second shift slaughter at the Rochelle, Illinois plant allowing for the shifting of resources to expand production of higher margin, value-added products. This should have a positive effect in the future as lower margin fresh meat production is replaced with higher margin products such as bacon, hams and other refrigerated items.

    The Company had projected a $50 cost per live hundred weight (cwt) market for the third quarter, but experienced markets just over $55 cwt. Hog contracts for the quarter performed as intended and contributed $20,000 to pre-tax earnings. Since hog contracts do not cover total raw material needs, margins felt some pressure because high raw material prices prevailed longer than anticipated.

    The Company expects markets to weaken in the fourth quarter as more hogs come to market resulting in a corresponding drop in raw material prices and less pressure on product margins.

    The Foodservice Division's sales dollars declined 1.1 percent on a tonnage volume decrease of 3.5 percent compared to last year's third quarter. The decrease is a result of the soft economy and a reduction of away-from-home meal spending. The Company expects the softness in the away-from-home meal category to continue in the fourth quarter.

    Hormel HealthLabs experienced a solid third quarter as the smooth integration of Diamond Crystal into Hormel HealthLabs contributed to positive results. Synergies, particularly in distribution costs, continue to exceed expectations.

JENNIE-O TURKEY STORE

    The Jennie-O Turkey Store business segment accounted for 23 percent of the Company's sales in the quarter and 25 percent of its operating profit. The integration of The Turkey Store into Jennie-O also continues to proceed better than expected. Jennie-O Turkey Store management continues to improve combined operations of the business by using the best practices from each company. The efficiencies implemented for the combined operations resulted in an increase in operating profit of $9,227, which exceeded expectations. On a comparable tonnage basis, volume for Jennie-O products increased 8.6 percent in the quarter compared to 2000, while volume of The Turkey Store products was up 11 percent compared to last year.

    The combined brand portfolio has provided new opportunities with major retailers and foodservice operators which the Company expects to result in increased sales for this segment.

ALL OTHER

    The All Other business segment includes several smaller operations including Hormel Foods International Corporation. This business segment accounted for 4 percent of the Company's sales for the quarter and 2 percent of its operating profit. International volume was up 12 percent for the quarter and 22 percent for nine months compared to 2000. China business continues to gain sales volume with major foodservice operators. Profits from our Campofrio investment continued to be negatively impacted by high raw material costs in Europe. Dan's Prize, which markets and sells beef products, experienced a tonnage volume increase of 13 percent for the quarter and a 17 percent increase in sales compared to last year.

    During the third quarter, the Company announced it was negotiating to sell AFECO, its small food processing equipment manufacturer included in this business segment.

TAX RATE

    The effective tax rates for the quarter and nine months were 34.8 and 35.8 percent, respectively, compared to 36.0 percent for each of the same periods of 2000. The decrease was a result of favorable tax settlements during the quarter. We expect the rate to return to a more historic range of 36 to 36.25 percent in the fourth quarter.

LIQUIDITY AND CAPITAL RESOURCES

    Ratio comparisons at the end of the third quarter of 2001 and 2000, which demonstrate the Company's financial position, are as follows:

	End of Quarter
	3rd Quarter 2001	3rd Quarter 2000
Liquidity Ratios
Current ratio	2.0	2.2
Receivables turnover	13.1	13.7
Days sales in receivables	27.8 days	25.9 days
Inventory turnover	9.6	9.1
Days sales in inventory	41.2 days	42.2 days
Leverage Ratio
Long-term debt to equity	55.5%	24.0%
Operating Ratios
Pre-tax profit to net worth	25.9%	26.9%
Pre-tax profit to total assets	12.6%	13.8%

    Changes during the first nine months in current asset and liability balances are consistent with normal seasonal patterns and the acquisition of The Turkey Store and Diamond Crystal businesses. Accounts receivable and inventory balances are consistent with price levels for pork and turkey, and past and expected future sales volumes.

    During the first nine months, the Company invested $56,205 in new plant and equipment primarily in Austin, Minnesota and at various Jennie-O Turkey Store locations in Minnesota and Wisconsin. Investment in plant and equipment continues to emphasize productivity gains and efficient product flow while improving ergonomics and safety conditions for employees. We estimate capital expenditures will total $75,000 in 2001 and $100,000 in 2002.

    The Company opened a new $14,500 distribution center in Dayton, Ohio at the end of the third quarter under a synthetic lease agreement. The facility is operated by Power Logistics, Inc. and will serve East Coast markets when fully operational.

    The Company completed the acquisition of the common stock of The Turkey Store on February 24, 2001 for a purchase price of $334,400 in cash subject to adjustments for outstanding indebtedness and changes in working capital and the acquisition of the assets of Diamond Crystal Brand Nutritional Products on April 27, 2001 for approximately $65,000 in cash.

    On October 31, 2000 the Company entered into an unsecured 364-day revolving credit facility in the amount of $425,000. The credit facility was used during the second quarter in acquiring The Turkey Store. The Company issued $350,000 of 6 5/8% Notes due 2011, in a private placement that closed, on June 7, 2001. The proceeds were used to repay all of the outstanding borrowings under the credit facility including all of the indebtedness incurred in connection with The Turkey Store acquisition.

    During the third quarter, the Company purchased 1,530 shares under the share repurchase program at a cost of $20.23 per share. To-date in fiscal 2001, 134,224 shares have been repurchased at a cost of $18.90 per share. Total shares repurchased under the currently approved plan are 9,175,791 shares at a cost of $18.42 per share. Total shares authorized for repurchase under the currently approved plan is 10,000,000 shares.

FORWARD-LOOKING STATEMENTS

    The Company and its representatives may from time to time make written or oral forward-looking statements, including forward-looking statements made in this report, with respect to their current views and estimates of future economic circumstances, industry conditions, company performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties, which could cause the Company's actual results and experiences to differ materially from the anticipated results and expectations, expressed in such forward-looking statements. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Among the factors that may affect the operating results of the Company are the following: (i) fluctuations in the cost and availability of raw materials, such as feed grain costs; (ii) changes in the availability and relative costs of labor; (iii) market conditions for finished products, including the supply and pricing of alternative proteins; (iv) effectiveness of advertising and marketing programs; (v) the ability of the Company to successfully integrate newly acquired businesses into existing operations; (vi) risks associated with leverage, including cost increases due to rising interest rates; (vii) changes in regulations and laws, including changes in accounting standards, environmental laws, occupational, health and safety laws; (viii) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (ix) adverse results from ongoing litigation; (x) access to foreign markets together with foreign economic conditions, including currency fluctuations; and (xi) the effect of, or changes in, general economic conditions.

    Exhibit 99 to the Annual Report on Form 10-K for year ended October 28, 2000 provides the full text of the Company's cautionary statement relevant to forward-looking statements and information for the purpose of "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.

Item 3. Quantitative and Qualitative Disclosure about Market Risks

    A principal market risk affecting the Company is the exposure to changes in interest rates on the Company's fixed-rate, long-term debt. Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10.0 percent decrease in interest rates, and amounts to approximately $9,272. The fair values of the Company's long-term debt were estimated using discounted future cash flows based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

    While the Company does have international operations and operates in international markets, it considers its market risk in such activities to be immaterial.

    The Company's earnings are affected by fluctuations in the live hog market. To minimize the impact on earnings, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 15 years. The contract formula is based on hog production costs. Purchased hogs under contract account for 80% and 69% of the total hogs purchased by the Company through nine months of 2001 and 2000, respectively. A hypothetical 10% change in the cash market would have impacted approximately 20% and 31% of the hogs purchased to-date in 2001 and 2000, respectively, and would have had an immaterial effect on the Company's results. The contracts reduce volatility in hog prices and ensure a steady supply of quality hogs.

    The Company raises or contracts on a yearly basis for live turkeys. This reduces market risk from fluctuations in a live turkey market.

PART II—OTHER INFORMATION

HORMEL FOODS CORPORATION

Item 1. Legal Proceedings

    The Company knows of no pending material legal proceedings.

Item 4. Results of Votes of Security Holders

    None.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  4.1
  Indenture dated as of June 1, 2001, between Hormel and U.S. Bank Trust National Association, as Trustee, relating to certain outstanding debt securities. (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, filed by the Company August 28, 2001, File No. 333-68498.)

  4.2
  Supplemental Indenture No. 1 dated as of June 4, 2001, to Indenture dated as of June 1, 2001, between Hormel and U.S. Bank Trust National Association, as Trustee, relating to certain outstanding debt securities. (Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-4, filed by the Company August 28, 2001, File No. 333-68498.)

  4.3
  Registration Rights Agreement dated as of June 7, 2001 among Hormel and Salomon Smith Barney Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, U.S. Bancorp Piper Jaffray, Inc., SunTrust Equitable Securities Corporation and Goldman Sachs & Co. in their respective capacities as initial purchasers of certain outstanding debt securities. (Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 filed by the Company August 28, 2001, File No. 333-68498.)

  (b)
  Reports on Form 8-K

    May 11, 2001—The Company filed a Form 8-K announcing completion of the acquisition of the assets of Diamond Crystal Brand Nutritional Foods on April 27, 2001.

    May 30, 2001—The Company filed an Amendment to Form 8-K dated March 9, 2001 supplementing financial statements and pro-forma financial statements for the acquisition of The Turkey Store Company.

FORM 10-Q

EXHIBIT INDEX

Exhibit No.
4.1
Indenture dated as of June 1, 2001, between Hormel and U.S. Bank Trust National Association, as Trustee, relating to certain outstanding debt securities. (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed by the Company August 28, 2001, File No. 333-68498.)
4.2
Supplemental Indenture No. 1 dated as of June 4, 2001, to Indenture dated as of June 1, 2001, between Hormel and U.S. Bank Trust National Association, as Trustee, relating to certain outstanding debt securities. (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 filed by the Company August 28, 2001, File No. 333-68498.)
4.3
Registration Rights Agreement dated as of June 7, 2001, among Hormel and Salomon Smith Barney Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, U.S. Bancorp Piper Jaffray Inc., SunTrust Equitable Securities Corporation and Goldman, Sachs & Co. in their respective capacities as initial purchasers of certain outstanding debt securities. (Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 filed by the Company August 28, 2001, File No. 333-68498.)

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HORMEL FOODS CORPORATION
(Registrant)
Date: September 11, 2001	By	/s/ M. J. MCCOY M. J. McCoy Senior Vice President and Chief Financial Officer
Date: September 11, 2001	By	/s/ J. H. FERAGEN J. H. Feragen Treasurer

QuickLinks

PART I—FINANCIAL INFORMATION
HORMEL FOODS CORPORATION STATEMENTS OF FINANCIAL POSITION (In Thousands of Dollars)
HORMEL FOODS CORPORATION STATEMENTS OF FINANCIAL POSITION (In Thousands of Dollars)
HORMEL FOODS CORPORATION STATEMENTS OF EARNINGS (UNAUDITED) (In Thousands, Except Per Share Amounts)
HORMEL FOODS CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In Thousands of Dollars)
HORMEL FOODS CORPORATION NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (In Thousands, Except Per Share and Percentage Amounts)
RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES
PART II—OTHER INFORMATION
HORMEL FOODS CORPORATION
EXHIBIT INDEX
SIGNATURES