Form 10-K/A
period 2000-10-28
HORMEL FOODS CORP /DE/
filed 2001-11-28
CIK 48465

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A-1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 28, 2000

Commission File No. 1-2402

HORMEL FOODS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	41-0319970
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
1 HORMEL PLACE, AUSTIN, MINNESOTA	55912-3680
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (507) 437-5611

Securities registered pursuant to Section 12 (b) of the Act:

COMMON STOCK, PAR VALUE $.0586 PER SHARE	NEW YORK STOCK EXCHANGE
Title of Each Class	Name of Each Exchange on Which Registered

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

   Common Stock, $.0586 Par Value-138,569,429 shares

   Common Stock Non-Voting, $.01 Par Value-0 shares

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

ANNUAL REPORT ON FORM 10-K/A-1

HORMEL FOODS CORPORATION

OCTOBER 28, 2000

Introductory Note

    This Form 10-K/A-1 is the result of discussions between Company management and the Securities and Exchange Commission ("SEC") during a normal review of the Company's SEC filings. The primary changes reflected in this amendment relate to reporting on a different segment basis than was set forth in the original Form 10-K. This Form 10-K/A-1 also contains a number of other changes that supplement or revise textual information. However, this Form 10-K/A-1 contains no changes to the consolidated financial statements as previously reported.

    The segment reporting contained in this Form 10-K/A-1 follows the agreed upon interpretation of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which has an effective date for the Company of fiscal year 1999. The revised segment information is presented in Footnote J to the Notes to Consolidated Financial Statements in the Annual Stockholder's Report for the year ended October 28, 2000, incorporated herein by reference.

    For the purposes of this Form 10-K/A-1, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company has amended and restated in its entirety each item of the Company's Form 10-K for the year ended October 28, 2000. This Form 10-K/A-1 does not reflect events occurring after the filing of the original Form 10-K, or modify or update those disclosures affected by subsequent events.

    This Form 10-K/A-1 contains forward-looking statements with respect to our financial condition, results of operations, plans, objectives, future performance and business. Forward-looking statements include predictions of future results and may contain the words "expects," "believes," "will," "will deliver," "anticipates," "projects" or words or phrases of similar meaning. Our actual results for future periods could differ materially from historical earnings and those anticipated or projected in forward-looking statements. In particular, our future results could be affected by the factors described in Exhibit 99 to this Form 10-K/A-1 under the caption "Cautionary Statement Relevant to Forward-Looking Statements."

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

(b) Financial Information about Reporting Segments

    The Company's business is reported in four segments: Refrigerated Foods, Grocery Products, Jennie-O and All Other. The contributions of each segment to net sales to unaffiliated customers and operating profit, and the identifiable assets for each segment are reported in the Segment portion of Footnote J to the Consolidated Financial Statements and in the Management's Discussions and Analysis of the Annual Stockholder's Report for the year ended October 28, 2000, incorporated herein by reference.

(c) Description of Business (In Thousands of Dollars)

    The principal products of the Company are meat and food products which are sold fresh, frozen, cured, smoked, cooked and canned.

    The percentages of total revenues contributed by classes of similar products for the last three fiscal years are as follows:

	Year Ended
	October 28, 2000	October 30, 1999	October 31, 1998
Perishable meat	51.9%	49.9%	50.8%
Nonperishable meat	27.2	29.4	28.4
Poultry	17.5	18.6	18.3
Other	3.4	2.1	2.5

Total	100.0%	100.0%	100.0%

    Reporting of revenues from external customers is based on similarity of products as the same or similar products are sold across multiple distribution channels such as retail, foodservice or international. Revenues reported are based on financial information used to produce the Company's general-purpose financial statements.

    Perishable meat includes products such as fresh meats, sausages, hams, wieners and bacon. Nonperishable meat includes canned luncheon meats, shelf stable microwaveable entrees, stews, chilies, hash, meat spreads, frozen processed products and other items that do not require refrigeration. Poultry consists primarily of the turkey products sold by Jennie-O and Other includes items such as industrial gelatin products, food manufacturing equipment, casings and related food packaging items, and other non-food items.

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

    During fiscal year 2000, no customer accounted for more than 7.5% of total company sales. In reviewing segment sales, three customers represent approximately 27% of the Grocery Product's sales, four customers represent approximately 25% of the Refrigerated Foods segment's sales and four customers represent approximately 20% of All Other sales. The Company believes the loss of any single customer would not have a material adverse effect on the Company's business. Backlog orders are not significant due to the perishable nature of a large portion of the products and orders are accepted and shipped on a current basis.

    Recognizing the importance of developing, maintaining and protecting its intangible asset base of trademarks, brand and patents, the Company during 1998 moved its research activities and responsibility for its intangible assets into a subsidiary, Hormel Foods LLC. No new product in 2000 required a material investment of Company assets. Research and development expenditures for fiscal 2000, 1999 and 1998, respectively, were $9,592, $9,566 and $9,037. There are 35 professional employees engaged in full-time research, 17 in the area of improving existing products and 18 in developing new products.

    As of October 28, 2000, the Company had over 12,200 active employees.

    Livestock slaughtered by the Company is purchased by Company buyers and commission dealers at sale barns and terminal markets or under long-term supply contracts at locations principally in Minnesota, Iowa, Nebraska, Colorado and South Dakota. The cost of this livestock and the utilization of the Company's facilities are affected by both the level and the methods of pork production in the United States. The live pork industry has been rapidly moving to very large, vertically integrated, year-round confinement operations operating under long-term supply agreements. This has resulted in fewer hogs being available on the spot cash market, which decreases the supply of live hogs and severely diminishes the utilization of slaughter facilities and increases the cost of the raw materials they produce. The Company, along with others in the industry, uses long-term supply contracts to manage the effects of this trend and to assure a stable supply of raw materials while minimizing extreme fluctuations in costs over the long-term. This may result, in the short term, in costs for live hogs that are either higher or lower than the spot cash market depending on the relationship of the cash spot market to contract prices. Contract costs are fully reflected in the Company's reported financial results.

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

(d) Executive Officers of the Registrant

NAME	AGE	CURRENT OFFICE AND PREVIOUS FIVE YEARS EXPERIENCE	DATES	YEAR FIRST ELECTED OFFICER
Joel W. Johnson	57	Chairman of the Board, President and Chief Executive Officer	12/08/95 to Present	1991
		President And Chief Executive Officer	10/01/93 to 12/07/95
Gary J. Ray	54	Executive Vice President Refrigerated Foods	11/01/99 to Present	1988
		Executive Vice President Operations	07/27/92 to 10/31/99
Eric A. Brown	54	Group Vice President Prepared Foods	12/02/96 to Present	1987
		Senior Vice President Meat Products	12/06/93 to 12/01/96
David N. Dickson	57	Group Vice President International and Corporate Development	10/31/94 to Present	1989
Michael J. McCoy	53	Senior Vice President and Chief Financial Officer	05/01/00 to Present	1996
		Vice President and Controller	04/27/98 to 04/30/00
		Vice President and Treasurer	01/27/97 to 04/26/98
		Treasurer	01/01/96 to 01/26/97
		Assistant Treasurer	11/21/94 to 12/31/95
Steven G. Binder	43	Group Vice President Foodservice	10/30/00 to Present	1998
		Vice President Foodservice	11/02/98 to 10/29/00
		Director Foodservice Sales	12/30/96 to 11/01/98
		Foodservice Regional Sales Manager/ Corporate National Accounts Manager	10/04/93 to 12/29/96
Ronald W. Fielding	47	Group Vice President Meat Products	11/01/99 to Present	1997
		Vice President Hormel/President Hormel Foods International Corporation	01/27/97 to 10/31/99
		President Hormel Foods International Corporation	01/01/96 to 01/26/97
		Meat Products Regional Sales Manager	01/24/94 to 06/04/95
James A. Jorgenson	56	Senior Vice President Corporate Staff	11/01/99 to Present	1990
		Vice President Human Resources	12/30/91 to 10/31/99
Mahlon C. Schneider	61	Senior Vice President External Affairs and General Counsel	11/01/99 to Present	1990
		Vice President and General Counsel	11/19/90 to 10/31/99
Richard A. Bross	49	Vice President Hormel/President Hormel Foods International Corporation	11/01/99 to Present	1995
		Vice President Grocery Products	01/30/95 to 10/31/99
		General Manager Grocery Products	01/03/94 to 01/29/95
Thomas R. Day	42	Vice President Foodservice Sales	10/30/00 to Present	2000
		Director Foodservice Sales	11/02/98 to 10/29/00
		Director Dubuque Foods Incorporated Foodservice Sales and Marketing	03/07/94 to 11/01/98
Forrest D. Dryden	57	Vice President Research and Development	01/26/87 to Present	1987
Jeffrey M. Ettinger	42	Vice President Hormel/President and Chief Executive Officer Jennie-O Foods	01/31/00 to Present	1998
		Vice President Hormel/Jennie-O Foods	11/01/99 to 01/30/00
		Treasurer	04/27/98 to 10/31/99
		Assistant Treasurer	11/24/97 to 04/26/98
		Special Assignment	09/08/97 to 11/23/97
		Grocery Products Product Manager	04/10/95 to 09/07/97
		Senior Attorney	01/04/93 to 04/09/95

Daniel A. Hartzog	49	Vice President Meat Products Sales	10/30/00 to Present	2000
		Director of Meat Products Business Development	07/03/00 to 10/29/00
		Meat Products Regional Sales Manager	09/19/88 to 07/02/00
Dennis B. Goettsch	47	Vice President Foodservice Marketing	10/30/00 to Present	2000
		Director Foodservice Marketing	10/01/90 to 10/29/00
V. Allan Krejci	58	Vice President Public Relations	11/01/99 to Present	1999
		Director Public Relations	05/30/93 to 10/31/99
Kurt F. Mueller	44	Vice President Fresh Pork Sales and Marketing	11/01/99 to Present	1999
		Director Fresh Pork Sales and Marketing	02/03/97 to 10/31/99
		Manager Logistics and Customer Service Refrigerated Products	03/06/95 to 02/02/97
		Director Retail Marketing Dubuque Foods Incorporated	01/07/91 to 03/05/95
Gary C. Paxton	55	Vice President Prepared Foods Operations	11/01/99 to Present	1992
		Vice President Manufacturing	01/27/92 to 10/31/99
Larry J. Pfeil	51	Vice President Engineering	11/01/99 to Present	1999
		Director of Engineering	01/04/99 to 10/31/99
		Corporate Manager Engineering	01/13/97 to 01/03/99
		Corporate Manager Plant Engineering	12/27/93 to 01/12/97
Douglas R. Reetz	46	Vice President Grocery Products Sales	11/01/99 to Present	1999
		Director Grocery Products Sales and Business Development	09/15/97 to 10/31/99
		Director Grocery Products Sales	01/04/93 to 09/14/97
James N. Sheehan	45	Vice President and Controller	05/01/00 to Present	1999
		Treasurer	11/01/99 to 04/30/00
		President Hormel Financial Services Corporation	09/21/98 to 10/31/99
		Corporate Manager Credit/Claims Hormel Financial Services Corporation	07/28/97 to 09/20/98
		Corporate Manager Credit/Claims	09/02/96 to 07/27/97
		Corporate Credit Manager	10/17/88 to 09/01/96
William F. Snyder	43	Vice President Refrigerated Foods Operations	11/01/99 to Present	1999
		Director Fresh Pork Operations	09/27/99 to 10/31/99
		Fremont Plant Manager	12/25/95 to 09/26/99
		Beloit Plant Manager	03/20/95 to 12/24/95
		Manager Industrial Engineering Austin Plant	02/10/92 to 03/19/95
Joe C. Swedberg	45	Vice President Meat Products Marketing	11/01/99 to Present	1999
		Director Meat Products Marketing	01/04/93 to 10/31/99
Larry L. Vorpahl	37	Vice President Grocery Products Marketing	11/01/99 to Present	1999
		Director Grocery Products Marketing	09/30/96 to 10/31/99
		Group Product Manager Grocery Products	04/10/95 to 09/29/96
		Senior Product Manager Grocery Products	03/08/93 to 04/09/95
Thomas J. Leake	55	Corporate Secretary and Senior Attorney	01/29/90 to Present	1990
Jody H. Feragen	44	Treasurer	10/30/00 to present	2000

Assistant Treasurer, National Computer Systems in Eden Prairie, Minnesota, a data collection and software company	12/01/95 to 10/30/00

No family relationship exists among the executive officers.

Executive officers are elected annually by the Board of Directors at the first meeting following the Annual Meeting of Stockholders. Vacancies may be filled and additional officers elected at any regular or special meeting.

Item 2. PROPERTIES

Location	Approximate Floor Space (Square Feet) Unless Noted	Owned or Leased	Expiration Date
Hormel Foods Corporation
Slaughtering and Processing Plants
Austin, Minnesota
Slaughter	217,000	Owned
Processing	1,069,000	Owned
Fremont, Nebraska	654,000	Owned
Rochelle, Illinois	434,000	Owned
Processing Plants
Algona, Iowa	152,000	Owned
Austin, Minnesota—Annex	83,000	Owned
Beloit, Wisconsin	338,000	Owned
Ft. Dodge, Iowa	17,000	Owned
Houston, Texas	93,000	Owned
Knoxville, Iowa	130,000	Owned
Oklahoma City, Oklahoma	57,000	Owned
Osceola, Iowa—Plant	334,000	Owned
Osceola, Iowa—Dist.Center	233,000	Owned
Stockton, California	139,000	Owned
Tucker, Georgia	259,000	Owned
Wichita, Kansas	75,000	Owned
Aurora, Illinois	71,000	Owned
Aurora, Illinois	70,000	Owned
Research and Development Center
Austin, Minnesota	59,000	Owned
Corporate Offices
Austin, Minnesota	196,000	Owned
Dan's Prize, Inc.
Long Prairie, Minn.—Plant	77,840	Owned
Browerville, Minn.—Plant	52,400	Owned
Jennie-O Foods, Inc.
Willmar, Minnesota—Airport Plant	333,000	Owned
Willmar, Minnesota—Benson Ave. Plant	79,000	Owned
Melrose, Minnesota—Plant	119,000	Owned
Turkey Farms—Acres	9,985	Owned
Henning, Minnesota—Feed Mill	5,200	Owned
Atwater, Minnesota—Feed Mill	18,800	Owned
Montevideo, Minnesota	83,000	Owned
Pelican Rapids, Minnesota—West Central Turkeys Plant	223,049	Owned

Marshall, Minnesota—Heartland Foods Plant	142,000	Owned
Golden Valley, Minnesota—Creative Foods Plant	23,400	Owned
Swanville, Minnesota—Feed Mill	29,296	Owned
Perham, Minnesota—Feed Mill	25,642	Owned
Vista International Packaging, Inc.
Kenosha, Wisconsin—Plant	60,940	Owned
Algona Food Equipment Company (AFECO)
Algona, Iowa—Plant	45,000	Owned
Mountain Prairie LLC
Colorado Hog Confinement Buildings	138,624	66.7% Owned
China Joint Ventures
Bejing Hormel Foods Co. Ltd. Plant	56,883	50.1% Owned
Shanghai Hormel Foods Co. Ltd. Plant	58,521	55.0% Owned

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

Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

NAME	AGE	PRINCIPAL OCCUPATION, FIVE YEAR BUSINESS EXPERIENCE, AND DIRECTORSHIPS	YEAR FIRST BECAME A DIRECTOR
JOHN W. ALLEN, Ph.D.	70	Professor and Director of the Food Industry Alliance, Michigan State University Faculty Member since 1969. Member of the Board of Directors of Alliance Associates, Inc., Coldwater, Michigan.	1989
JOHN R. BLOCK	65	President since 1986 and Chief Executive Officer since 2000 of Food Distributors International, a trade association representing the wholesale grocery and foodservice distribution industry in the U.S., Canada and overseas; Farming Partnership with son since 1961; Former Secretary of the U.S. Department of Agriculture 1981-1986. Mr. Block is a member of the Board of Directors of Deere & Company, Moline, Illinois, and Archer-Daniels-Midland Company, Decatur, Illinois.	1997
ERIC A. BROWN	54	Group Vice President Prepared Foods since 1997; Senior Vice President Meat Products 1993 to 1997. Member of the Executive Committee of the Board of Directors.	1997
WILLIAM S. DAVILA	69	President Emeritus since 1992 of The Vons Companies, Inc., one of the largest supermarket chains in Southern California. Member of the Board of Directors of Pacific Gas and Electric, San Francisco, California, and Home Depot in Atlanta, Georgia.	1993
DAVID N. DICKSON	57	Group Vice President, International and Corporate Development since 1990. Member of the Executive Committee of the Board of Directors.	1990
E. PETER GILLETTE, JR.	66	Retired President, Piper Trust Company since 1998; President, Piper Trust Company from 1995 to 1998; Commissioner of Minnesota's Department of Trade and Economic Development from 1991 to 1995; Former Vice Chairman, Norwest Corporation.	1996

LUELLA G. GOLDBERG	63
		Trustee, University of Minnesota Foundation and Chair, Board of Trustees from 1996 to 1998; Life Director, Minnesota Orchestral Association; Trustee and Chair Emerita, Wellesley College; Chair, Board of Trustees, Wellesley College, from 1985 to 1993; Acting President, Wellesley College, July 1, 1993 to October 1, 1993; Member of the Board of Directors of NRG Energy, Inc., an energy services provider and TCF Financial Corporation, a financial services company, both of Minneapolis, Minnesota; Member of the Board of Directors of Communications Systems, Inc., a cable communications company of Hector, Minnesota.	1993
JOEL W. JOHNSON	57	Chairman, President and Chief Executive Officer since 1995; President and Chief Executive Officer, 1993 to 1995. Member of the Executive Committee of the Board of Directors, member of the Board of Directors of Meredith Corporation, Des Moines, Iowa, Ecolab Inc., St. Paul, Minnesota, and U.S. Bancorp, Minneapolis, Minnesota	1991
JOSEPH T. MALLOF	49	President, Asia-Pacific since 1999 for S.C. Johnson & Son, Inc., a global supplier of household products; President, Americas and South Asia, S.C. Johnson & Son, Inc. 1998 to 1999; President, North American Consumer Products, S.C. Johnson & Son, Inc. 1995 to 1997; Vice President and General Manager, Laundry and Paper Products, Japan, Procter & Gamble, Inc., a consumer goods company, from 1991 to 1995.	1997
MICHAEL J. McCOY	53	Senior Vice President and Chief Financial Officer since 2000; Vice President and Controller 1998 to 2000; Vice President and Treasurer 1997 to 1998; Treasurer 1996 to 1997; Assistant Treasurer 1994 to 1996. Member of the Executive Committee of the Board of Directors.	2000

DAKOTA A. PIPPINS	52
		Director of Urban Think Tank and Director of Planning, Vigilante Division of Leo Burnett, USA, an international advertising agency, since 1998; Adjunct Assistant Professor at New York University; Senior Vice President, Chisholm-Mingo Group from 1997 to 1998; Co-Founder and Chief Executive Officer, SCDN Inc. and D.R.U.M. Inc. from 1995 to 1996; Director, New York University Management Institute from 1990 to 1995.	N/A
GARY J. RAY	54	Executive Vice President Refrigerated Foods since 1999; Executive Vice President Operations from 1992 to 1999. Member of the Executive Committee of the Board of Directors.	1990
JOHN G. TURNER	61	Vice Chairman since September 2000 of ING Americas, a financial services organization offering insurance and investment products; Chairman and CEO of ReliaStar Financial Corp., a financial services organization offering insurance and investment products, from 1993 to 2000. Member of the Board of Directors of Shopko Stores, Green Bay, Wisconsin, a discount retail chain.	2000
ROBERT R. WALLER, MD	63	President Emeritus, Mayo Foundation since 1999; Professor of Ophthalmology, Mayo Medical School; President and Chief Executive Officer, Mayo Foundation 1988 to 1998; Executive Committee Chair, Board of Trustees, Mayo Foundation 1988 to 1998; Chair, Mayo Foundation for Medical Education and Research 1988 to 1998.	1993
No family relationship exists between any of the nominees for director of the Company.

    Information concerning Executive Officers is set forth in Item 1(d) of Part I pursuant to Instruction 3, of Item 401(b) of Regulation S-K.

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

HORMEL FOODS CORPORATION
By	/s/ JOEL W. JOHNSON	November 28, 2001

	Joel W. Johnson, Chairman of the Board, President and Chief Executive Officer	Date

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ JOEL W. JOHNSON Joel W. Johnson	November 28, 2001 Date	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ MICHAEL J. McCOY Michael J. McCoy	November 28, 2001 Date	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)
/s/ GARY J. RAY Gary J. Ray	November 28, 2001 Date	Executive Vice President, Refrigerated Foods and Director
/s/ ERIC A. BROWN Eric A. Brown	November 28, 2001 Date	Group Vice President, Prepared Foods and Director
/s/ JOHN W. ALLEN John W. Allen	November 28, 2001 Date	Director
/s/ WILLIAM S. DAVILA William S. Davila	November 28, 2001 Date	Director
/s/ E. PETER GILLETTE JR. E. Peter Gillette Jr.	November 28, 2001 Date	Director
/s/ LUELLA G. GOLDBERG Luella G. Goldberg	November 28, 2001 Date	Director

/s/ DR. ROBERT R. WALLER Dr. Robert R. Waller	November 28, 2001 Date	Director

ANNUAL REPORT ON FORM 10-K/A-1

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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
HORMEL FINANCIAL SERVICES CORPORATION
(Dollars in Thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D			COLUMN E
		Additions
Classification	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts— Describe	Deductions— Describe			Balance at End of Period
Valuation reserve deduction from assets account:
Fiscal year ended October 28, 2000
Allowance for doubtful accounts receivable	$1,273	$1,809	$0	$ $	1,994 (185)	(1) (2)	$1,273
Fiscal year ended October 30, 1999
Allowance for doubtful accounts receivable	$1,273	$1,071	$0	$ $	1,131 (60)	(1) (2)	$1,273
Fiscal year ended October 31, 1998
Allowance for doubtful accounts receivable	$1,273	$691	$0	$ $	729 (38)	(1) (2)	$1,273

Note (1)—Uncollectible accounts written off.

Note (2)—Recoveries on accounts previously written off.

LIST OF EXHIBITS

HORMEL FOODS CORPORATION

Number		Description of Document
**(3)	A-1	Certification of Incorporation as amended to date.
*(3)	B-1	By-laws as amended to date. (Filed as Exhibit 3 B-1 to Annual Report on Form 10K for fiscal year ended October 25, 1997, Commission File No. 1-2402)
(4)		Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.
(9)		None.
(10)		None.
(12)		None.
**(13)		Cover 2 and pages 17 through 33 of the Annual Report to Stockholders for fiscal year ended October 28, 2000.
(18)		None.
(19)		None.
(22)		None.
**(23)		Consent of Independent Auditors.
(24)		None.
(25)		None.
**(99)		Exhibit 99-Cautionary Statement Relevant to Forward-Looking Statements and Information for the Purpose of "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.
**(99.1)		Proxy Statement for the Annual Meeting of Stockholders to be held January 30, 2001.

*
Document has previously been filed with the Securities and Exchange Commission and is incorporated herein by reference.

**
These Exhibits transmitted via EDGAR.

QuickLinks

Introductory Note
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
DIRECTORS
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  Item 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
FINANCIAL STATEMENTS AND SCHEDULES OMITTED
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES HORMEL FINANCIAL SERVICES CORPORATION (Dollars in Thousands)
LIST OF EXHIBITS HORMEL FOODS CORPORATION