Form 10-Q/A
period 2001-01-27
HORMEL FOODS CORP /DE/
filed 2001-11-28
CIK 48465

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended January 27, 2001	Commission File Number 1-2402

HORMEL FOODS CORPORATION

Incorporated Under the Laws of the State of Delaware	Fein #41-0319970

1 Hormel Place
Austin, Minnesota 55912-3680
Telephone - (507) 437-5737
None

(Former name, former address and former fiscal year, if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant. was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Outstanding at January 27,2001
Common Stock	$.0586 par value 138,553,870
Common Stock Non-Voting	$.01 par value —0—

    Pages: This report contains eighteen pages numbered sequentially from this cover page.

Introductory Note

    This Form 10-Q/A-1 is the result of discussions between Company management and the Securities and Exchange Commission ("SEC") during a normal review of the Company's SEC filings. The primary changes reflected in this amendment relate to reporting on a different segment basis than was set forth in the original Form 10-Q. This Form 10-Q/A-1 also contains a number of other changes that supplement or revise textual information. However, this Form 10-Q/A-1 contains no changes to the consolidated financial statements as previously reported.

    The segment reporting contained in this Form 10-Q/A-1 follows the agreed upon interpretation of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which has an effective date for the Company of fiscal year 1999. Revised segment information is presented in the Management's Discussion and Analysis and Footnote E to the Notes to Financial Statements.

    For the purposes of this Form 10-Q/A-1, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company has amended and restated in its entirety each item of the Company's Form 10-Q for the first quarter of the year ending October 27, 2001. This Form 10-Q/A-1 does not reflect events occurring after the filing of the original Form 10-Q, or modify or update those disclosures affected by subsequent events.

    This Form 10-Q/A-1 contains forward-looking statements with respect to our financial condition, results of operations, plans, objectives, future performance and business. Forward-looking statements include predictions of future results and may contain the words "expects," "believes," "will," "will deliver," "anticipates," "projects," or words or phrases of similar meaning. Our actual results for future periods could differ materially from historical earnings and those anticipated or projected in forward-looking statements. In particular, our future results could be affected by the factors described in Exhibit 99 to Form 10-K/A-1 for fiscal year 2000 under the caption "Cautionary Statement Relevant to Forward-Looking Statements."

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

HORMEL FOODS CORPORATION
STATEMENTS OF FINANCIAL POSITION
(In Thousands of Dollars)

	January 27, 2001	October 28, 2000
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$138,585	$100,646
Short-term marketable securities — at cost which approximates market	0	5,964
Accounts receivable	256,791	307,732
Inventories	277,120	281,404
Deferred income taxes	6,487	9,021
Prepaid expenses	39,957	6,342

TOTAL CURRENT ASSETS	718,940	711,109
DEFERRED INCOME TAXES	59,766	61,622
INTANGIBLES	93,819	92,632
INVESTMENTS IN AFFILIATES	152,468	151,383
OTHER ASSETS	85,042	83,645
PROPERTY, PLANT AND EQUIPMENT
Land	13,294	13,314
Buildings	301,278	291,512
Equipment	710,311	701,554
Construction in progress	77,775	75,232

	1,102,658	1,081,612
Less allowance for depreciation	(552,570)	(540,063)

	550,088	541,549
TOTAL ASSETS	$1,660,123	$1,641,940

See notes to financial statements

HORMEL FOODS CORPORATION
STATEMENTS OF FINANCIAL POSITION
(In Thousands of Dollars)

	January 27, 2001	October 28, 2000
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES
Accounts payable	$140,012	$154,893
Accrued expenses	30,086	30,117
Accrued marketing	44,362	34,252
Employee compensation	39,480	59,138
Taxes, other than federal income taxes	12,793	10,982
Dividends payable	12,871	12,195
Federal income tax	17,217	2,609
Current maturities of long-term debt	39,608	38,439

TOTAL CURRENT LIABILITIES	336,429	342,625
LONG-TERM DEBT — less current maturities	147,274	145,928
ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION	252,770	252,118
OTHER LONG-TERM LIABILITIES	27,405	27,392
SHAREHOLDERS' INVESTMENT
Preferred Stock, par value $.01 a share — authorized 80,000,000 shares; issued — none
Common Stock, non-voting, par value $.01 a share — authorized 200,000,000 shares; issued — none
Common Stock, par value $.0586 a share — authorized 400,000,000 shares; issued 138,553,870 shares Jan. 27, 2001 issued 138,569,429 shares Oct. 28, 2000	8,120	8,120
Accumulated other comprehensive loss	(26,250)	(20,917)
Retained earnings	914,675	886,674

	896,545	873,877
Shares held in treasury	(300)	0

TOTAL SHAREHOLDERS' INVESTMENT	896,245	873,877
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$1,660,123	$1,641,940

See notes to financial statements

HORMEL FOODS CORPORATION
STATEMENTS OF EARNINGS
(In Thousands of Dollars, Except Per Share Amounts)
(Unaudited)

	Three Months Ended January 27, 2001	Three Months Ended January 29, 2000
Sales, less returns and allowances	$947,493	$903,913
Cost of products sold	680,478	640,832

GROSS PROFIT	267,015	263,081
Expenses:
Selling and delivery	98,847	94,889
Marketing	83,694	84,977
Administrative and general	18,879	16,494

OPERATING INCOME	65,595	66,721
Other income and expenses:
Other income — net	3,583	6,052
Equity in earnings of affiliates	(860)	(666)
Interest expense	(3,171)	(3,561)

EARNINGS BEFORE INCOME TAXES	65,147	68,546
Provision for income taxes	23,615	24,698

NET EARNINGS	$41,532	$43,848

NET EARNINGS PER SHARE (BASIC)	$0.30	$0.31

NET EARNINGS PER SHARE (DILUTED)	$0.30	$0.30

See notes to financial statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

	Three Months Ended January 27, 2001	Three Months Ended January 29, 2000
OPERATING ACTIVITIES
Net earnings	$41,532	$43,848
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	15,449	14,584
Amortization of intangibles	1,442	1,521
Equity in earnings of affiliates	860	666
Provision for deferred income taxes	1,947	(1,646)
(Gain) loss on property/equipment sales	14	240
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	50,941	33,438
(Increase) decrease in inventories and prepaid expenses	(29,331)	(28,260)
Increase (decrease) in accounts payable and accrued expenses	756	(18,644)

NET CASH PROVIDED BY OPERATING ACTIVITIES	83,610	45,747
INVESTING ACTIVITIES
Sale of held-to-maturity securities	6,239	14,589
Purchase of held-to-maturity securities	(275)	(21,913)
Acquisitions of businesses	(2,629)	0
Purchases of property/equipment	(25,258)	(22,298)
Proceeds from sales of property/equipment	1,256	442
(Increase) in investments, equity in affiliates, and other assets	(21,151)	(8,339)

NET CASH USED IN INVESTING ACTIVITIES	(41,818)	(37,519)
FINANCING ACTIVITIES
Proceeds from long-term borrowings	15,293	1,838
Principal payments on long-term debt	(5,992)	(9,601)
Dividends paid on Common Stock	(12,142)	(11,844)
Stock Repurchase	(2,007)	(25,030)
Other	995	(1,547)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(3,853)	(46,184)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	37,939	(37,956)
Cash and cash equivalents at beginning of year	100,646	188,310
CASH AND CASH EQUIVALENTS AT END OF QUARTER	$138,585	$150,354

See notes to financial statements

HORMEL FOODS CORPORATION
NOTES TO FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
(Unaudited)

NOTE A  BASIS OF PRESENTATION

    In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation. These statements should be read in conjunction with our Annual Report on Form 10-K/A-1 for the year ended October 28, 2000.

    The accounting policies followed by the Company are set forth in Note A to the Company's Financial Statements in the 2000 Hormel Foods Corporation Annual Report to Shareholders, which is incorporated by reference into our Annual Report on Form 10-K/A-1 for the year ended October 28, 2000. On October 29, 2000, the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities,' as amended. The adoption of SFAS No. 133 did not have a material effect on the Company's results of operations or financial position for the quarter just ended.

NOTE B  COMPREHENSIVE INCOME

    Other comprehensive income (loss) consists of adjustment in minimum pension liability and foreign currency translation. Other comprehensive income (loss) was $(5,333) and $(926) for the three month periods ended January 27, 2001 and January 29, 2000, respectively. Total comprehensive income was $36,199 for the three month period ended January 27, 2001 and $42,922 for the three month period ended January 29, 2000. Total comprehensive income combines reported net earnings and other comprehensive income (loss).

NOTE C  EARNINGS PER SHARE DATA

    The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended
	January 27, 2001	January 29, 2000
Basic weighted-average shares outstanding	138,565	142,342
Dilutive potential common shares	1,020	1,448

Diluted weighted-average shares outstanding	139,585	143,790

NOTE D  INVENTORIES

	January 27, 2001	October 28, 2000
Finished products	$165,245	$174,032
Raw materials and work-in-process	79,220	76,432
Materials and supplies	63,875	61,480
LIFO reserve	(31,220)	(30,540)

Total	$277,120	$281,404

NOTE E  SEGMENT OPERATING RESULTS

    The Company develops, processes and distributes a wide array of food products in a variety of markets. Under the criteria set forth by the accounting standard SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," the Company reports its results in the following four business segments: Grocery Products, Refrigerated Foods, Jennie-O and All Other.

    The Grocery Products segment primarily includes the processing, marketing and sale of shelf-stable food products sold predominately in the retail market.

    The Refrigerated Foods segment consists of the processing, marketing and sale of branded and unbranded pork products for the retail, foodservice and fresh customer markets. This segment also includes the processing, marketing and sale of nutritionally enhanced food products sold to hospitals, nursing homes and other health facilities. This segment includes the Meat Products and Foodservice business units, and the Hormel HealthLabs operating segment.

    The Jennie-O segment primarily consists of the processing, marketing, and sale of branded and unbranded turkey products for the retail, foodservice and fresh customer markets.

    The All Other segment consists of a variety of smaller, dissimilar business units. These businesses produce, market and sell beef products, food packaging (i.e., casings for dry sausage) and food equipment, and manufacture, market and sell Company products internationally. This segment includes operating segments: Dan's Prize, Vista International Packaging Corporation, AFECO, and Hormel Foods International Corporation.

    The Company does not allocate investment income, interest expense and interest income to its segments when measuring performance. The Company also retains various other income and unallocated expenses at corporate. These items are included below as "Other income and net interest" and "General corporate income (expense)" when reconciling to income before tax.

    Sales and operating profits for each of the Company's business segments and reconciliation to income before taxes are set forth below:

	FIRST QUARTER ENDED
	2001 January 27, 2001	2000 January 28, 2000
Sales to Unaffiliated Customers
Grocery Products	$222,562	$238,346
Refrigerated Foods	535,395	486,308
Jennie-O	138,461	134,624
All Other	51,075	44,635

Total	$947,493	$903,914

Intersegment Sales
Grocery Products	$12	$34
Refrigerated Foods	654	440
Jennie-O	12,148	12,071
All Other	15,817	12,431

Total	$28,631	$24,976
Intersegment elimination	(28,631)	(24,976)

Total	$0	$0

Net Sales
Grocery Products	$222,574	$238,380
Refrigerated Foods	536,049	486,748
Jennie-O	150,609	146,695
All Other	66,892	57,066
Intersegment elimination	(28,631)	(24,976)

Total	$947,493	$903,913

Operating Profit
Grocery Products	$37,212	$46,336
Refrigerated Foods	15,937	5,110
Jennie-O	8,100	9,688
All Other	3,063	1,779

Total segment operating profit	$64,312	$62,913
Other income and net interest	412	2,491
General corporate income/(expense)	423	3,142

Earnings Before Income Taxes	$65,147	$68,546

NOTE F  NEW ACCOUNTING PRONOUNCEMENTS

    In July 2000, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." The consensus requires companies to classify amounts billed to customers for shipping and handling as revenue and allows companies to include the costs of its shipping and handling activities as cost of sales. If the costs are not included in cost of sales, companies are required to disclose the amount of such costs and where they are included in the statement of operations. The Company is required to comply with the consensus no later than the fourth quarter of fiscal 2001. The Company currently records shipping and handling fees and costs in selling and delivery expenses. The Company anticipates that it will continue its current accounting and will disclose the amount of shipping and handling costs that are included in selling and delivery expenses.

    Beginning with the fourth quarter of fiscal 2001, the Company will adopt the provisions of Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements." As a result of the guidance in SAB 101 regarding FOB Destination Sales, the Company will recognize revenue upon delivery to customers as opposed to shipment, which is the current practice. The Company anticipates this accounting change will have no material effect on the Company's results of operation or financial position.

Item 2.  Managements' Discussion and Analysis of Financial Condition and Results of Operations
(In Thousands of Dollars, Except Per Share Amounts)

RESULTS OF OPERATIONS

Overview

    The Company is a processor of branded and unbranded food products for the retail, and foodservice and fresh customer markets. We operate in the following four business segments:

Segment	Business Conducted
Grocery Products	Primarily processing, marketing and sale of shelf-stable food products sold predominately in the retail market.
Refrigerated Foods
Primarily processing, marketing and sale of branded and unbranded pork products for the retail, foodservice and fresh customer markets. This segment also includes processing, marketing and sale of nutritionally enhanced food products sold to hospitals, nursing homes and other health facilities. This segment includes the Meat Products and Foodservice business units and the Hormel HealthLabs operating segment.
Jennie-O	Primarily processing, marketing and sale of branded and unbranded turkey products for the retail, foodservice and fresh customer markets.
All Other
This segment consists of a variety of smaller, dissimilar business units. These businesses produce, market and sell beef products, food packaging (i.e., casings for dry sausage) and food equipment and manufacture, market and sell Company products internationally. This segment includes the operating segments: Dan's Prize, Vista International Packaging Corporation, AFECO, and Hormel Foods International Corporation.

Consolidated Results

    Net earnings for the first quarter of Fiscal 2001 decreased 5.3% to $41,532 from $43,848 in 2000. Dollar sales for the quarter increased 4.8% to $947,493 compared to the same period last year. Sales tonnage decreased 0.6% from the first quarter 2000.

    Gross profit as a percentage of sales decreased during the quarter compared to the same period in 2000 primarily due to a product mix that had a larger percentage of Refrigerated Foods products that provided a lower gross margin than Grocery Products, which had an extraordinary first quarter last year. During the first quarter of Fiscal 2000, the Company experienced a 10.7 percent increase in tonnage volume in its canned food business due to heavy Y2K purchasing of shelf stable items, making it difficult to match results in the first quarter this year.

    Late in the first quarter, the Company announced the signing of a definitive agreement to acquire The Turkey Store Company, headquartered in Barron, Wisconsin, for $334,400 in cash, subject to adjustment for outstanding indebtedness and changes in working capital at the February 24, 2001 closing. The Turkey Store will be merged into Jennie-O and the combined operation will be headquartered in Willmar, Minnesota. The combination of The Turkey Store and Jennie-O will create the industry's most extensive line of branded turkey products and will enable the Company to be an even more complete supplier of turkey products.

    Selling and delivery expenses for the quarter decreased slightly to 10.4% of sales compared to 10.5% in 2000. Marketing expenses for the quarter were $83,694 or 8.8% of sales compared to $84,977 or 9.4% last year. The change in both expense classifications primarily reflects the effect of sales dollar growth in 2001.

    Administrative and general expenses were $18,879 or 2.0% of sales compared to $16,494 or 1.8% of sales for the same period of 2000. As expected, administrative and general expenses have increased over last year primarily due to increases in pension and insurance costs.

    The effective tax rate for the first quarter 2001 was 36.2% compared to 36.0% last year. The Company expects the rate to hold relatively stable for the remainder of the year.

Segment Results

    Segmented sales and operating profits for each of the business segments are set forth below. Additional business segment information can be found in Note E to the Notes to Financial Statements.

	THREE MONTHS ENDED
	January 27, 2001	January 29, 2000	% Change
Net Sales
Grocery Products	$222,574	$238,380	(6.6)
Refrigerated Foods	536,049	486,748	10.1
Jennie-O	150,609	146,695	2.7
All Other	66,892	57,066	17.2
Intersegment Elimination	(28,631)	(24,976)	(14.6)

Total	$947,493	$903,913	4.8%
Operating Profit
Grocery Products	$37,212	$46,336	(19.7)
Refrigerated Foods	15,937	5,110	211.9
Jennie-O	8,100	9,688	(16.4)
All Other	3,063	1,779	72.2

Total Segment Operating Profit	$64,312	$62,913	2.2%

Grocery Products

    The Grocery Products segment consists primarily of processing, marketing and sale of shelf-stable food products sold predominately in the retail market.

    Sales by the Grocery Products business segment were down 6.6 percent for the quarter compared to the same period in 2000. Operating profits decreased 19.7 percent compared to last year. Tonnage volume for the quarter declined 10.7 percent from 2000. Heavy Y2K purchasing by customers during the first quarter of fiscal 2000 contributed to a 10.7 percent volume increase in that quarter, making it difficult to match results in this year's first quarter. It is anticipated that favorable sales comparisons will be attained for the remainder of 2001, offsetting the decline in sales in the first quarter. Operating profit was adversely affected by both the volume decrease as well as by continued high raw material costs, which are expected to moderate late in 2001.

    Market share gains were recorded during the first quarter for HORMEL chili, MARY KITCHEN hash, HORMEL chunk meats and CARAPELLI olive oils. SPAM oven-roasted turkey has now achieved a 77.0 percent national all commodity volume (ACV). Spot television commercials and national magazine advertisements for the new turkey product began in January.

Refrigerated Foods

    The Refrigerated Foods segment consists primarily of processing, marketing and sale of branded and unbranded pork products for the retail, foodservice and fresh customer markets. This segment also includes processing, marketing and sale of nutritionally enhanced food products sold to hospitals, nursing homes and health facilities. This segment includes the Meat Products and Foodservice business units and the Hormel HealthLabs operating segment.

    Sales by the Refrigerated Foods business segment were up 10.1 percent compared to the same period in 2000. Operating profit for the quarter increased by 211.9 percent over last year on a volume increase of 2.4 percent. Increased sales of branded fresh and flavored pork and a strong performance by the Foodservice business unit was primarily responsible for the increase in tonnage volume and operating profit during the first quarter this year.

    Hog processing levels within Refrigerated Foods were down 0.7 percent in the first quarter compared to the same period a year ago. Live hog prices were slightly higher than forecasted for the quarter and 6.8 percent higher than the first quarter of 2000. Hog procurement contracts designed to provide adequate supplies of raw materials reduced profits as contract prices paid for hogs exceeded the spot cash market.

    Sales dollars of the Meat Products business unit increased 11.0 percent for the quarter compared to last year. ALWAYS TENDER fresh pork continues to grow at a double digit rate. HORMEL pepperoni market share grew 2.3 percent for the quarter compared to 2000. Meat Products successfully launched four new Hormel fully cooked entrees featuring co-branding with FAMOUS DAVE'S, bringing the total number of items in the line to eight. Hormel fully cooked entrees have achieved a 60.0 percent ACV.

    Sales dollars of the Foodservice business unit increased 7.0 percent while tonnage volume increased 4.0 percent for the quarter compared to last year. Branded tonnage increased 10.0 percent. The ALWAYS TENDER line of pork products introduced to the foodservice trade last year continues to find excellent acceptance with a wide array of food service operators. Cooked beef, premium bacon, OLD SMOKEHOUSE applewood smoked bacon, CURE 81 ham and the Company's traditional LAYOUT PACK BACON also enjoyed solid growth during the quarters.

    Solid performance in the branded distributor business was somewhat dampened by lower control label volume (private label). While control label has become a smaller percentage of both total and processed tonnage, it still has an impact. Several restaurant groups reported weather-related declines in business during the last two months of the quarter, which led to some softening in volume from this Foodservice customer group.

Jennie-O

    The Jennie-O business segment consists primarily of processing, marketing and sale of branded and unbranded turkey products for the retail, foodservice and fresh customer markets.

    Jennie-O sales increased 2.7 percent for the quarter on a 4.2 percent decrease in tonnage volume when compared to the same quarter last year. This reflects an ongoing conversion of Jennie-O's product mix from commodity to value-added product. During the second quarter, sales dollars are expected to continue to grow with only a small increase in tonnage. The Company expects accelerated sales and tonnage increases for the remainder of the year.

    Operating profits declined 16.4 percent for the quarter compared to 2000. Higher than anticipated feed and energy costs impacted margins during the quarter. Energy costs were impacted not only by large per unit price increases but by higher consumption due to extremely cold temperatures in December.

    Foodservice continues to register strong growth with an 18.0 percent increase in further processed sales during the quarter. Jennie-O corn dogs were introduced to the marketplace at the start of fiscal 2001 as the segment continues to aggressively develop new products.

    As mentioned earlier, a definitive agreement to acquire The Turkey Store Company was signed in January and closed on February 24, 2001. The combination of The Turkey Store and Jennie-O will create the industry's most extensive line of branded turkey products and enable the business segment to be an even more complete supplier to customers.

All Other

    The All Other segment consists of a variety of smaller, dissimilar business units. These businesses produce, market and sell beef products, food packaging (i.e., casings for dry sausage) and food equipment and manufacture, market and sell Company products internationally. The All Other segment includes operating segments: Dan's Prize, Vista International Packaging Corporation, AFECO and Hormel Foods International Corporation.

    All Other sales increased 17.2 percent for the quarter compared to the same period in 2000. Operating profit increased 72.2 percent compared to last year.

    International sales tonnage volume increased 12.0 percent for the quarter compared to 2000. China operations increased tonnage volume by 35.8 percent for the first quarter of 2001. An agreement with Snow Brand Foods should generate increased sales of pork loins and pork tenderloins to Japan.

    Dan's Prize realized strong increases in both sales and operating profits for the quarter compared to last year.

LIQUIDITY AND CAPITAL RESOURCES

    Ratio comparisons for the first quarter of 2001 and 2000, which demonstrate the Company's financial strength, are as follows:

	End of Quarter
	1st Quarter 2001	1st Quarter 2000
Liquidity Ratios
Current ratio	2.1	2.1
Receivables turnover	13.4	14.5
Days sales in receivables	24.7 days	23.5 days
Inventory turnover	9.8	9.5
Days sales in inventory	37.2 days	38.0 days
Leverage Ratio
Long-term debt to equity	20.9%	25.6%
Operating Ratios
Pre-tax profit to net worth	29.4%	32.5%
Pre-tax profit to total assets	15.8%	16.4%

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

    The Company is building a new distribution center in Dayton, Ohio under a synthetic lease agreement. The facility will be operated by Power Logistics, Inc., which also operates the Company's distribution center in Osceola, Iowa.

    As mentioned earlier, the Company signed a definitive agreement during the first quarter to acquire all the stock of Jerome Foods, Inc., (d/b/a The Turkey Store Company) for $334,400 in cash, subject to adjustment for outstanding indebtedness and changes in working capital at the February 24, 2001 closing. The Company financed the purchase price from internally generated funds and borrowing under the Company's revolving credit facility.

    On October 31, 2000, the Company entered into an unsecured 364-day revolving credit facility in the amount of $425,000. The credit facility will be used for commercial paper backup and general corporate purposes including acquisition financing. The credit facility was used during the second quarter to acquire The Turkey Store Company. The Company believes that adequate borrowing capacity remains after the acquisition to take advantage of business opportunities that may arise through additional acquisitions or internal expansion.

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

    Exhibit 99 to the Annual Report on Form 10-K/A-1 for year ended October 28, 2000 provides the full text of the Company's cautionary statement relevant to forward-looking statements and information for the purpose of "Safe Harbor" provisions of the Private Securities Litigations Reform Act of 1995.

Item 3. Quantitative and Qualitative Disclosure about Market Risks

    A principal market risk affecting the Company is the exposure to changes in interest rates on the Company's fixed-rate, long-term debt. Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10.0 percent decrease in interest rates, and amounts to approximately $1,736. The fair values of the Company's long-term debt were estimated using discounted future cash flows based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

    While the Company does have international operations and operates in international markets, it considers its market risk in such activities to be immaterial.

    The Company's earnings are affected by fluctuations in the live hog market. To minimize the impact on earnings, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 15 years. The contract formula is based on hog production costs. Purchased hogs under contract account for 73 and 74 percent of the total hogs purchased by the Company through three months of 2001 and 2000, respectively. A hypothetical 10.0 percent change in the cash market would have impacted approximately 27 and 26 percent of the hogs purchased to-date in 2001 and 2000, respectively, and would not have had a material effect on the Company's results. The contracts reduce volatility in hog prices and ensure a steady supply of quality hogs.

    The Company raises or contracts on a yearly basis for live turkeys. This reduces market risk from fluctuations in a live turkey market.

PART II—OTHER INFORMATION

HORMEL FOODS CORPORATION

Item 1.	Legal Proceedings
The Company knows of no pending material legal proceeding.
Item 4.	Results of Votes of Security Holders.
None
Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits
None
(b)	Reports on Form 8-K

November 6, 2000 — The Company filed a Form 8-K announcing that Hormel Foods Corporation had entered into an unsecured 364 day revolving credit facility in the amount of $425,000,000. The credit facility will be used for commercial paper backup and general corporate purposes excluding financing for any acquisition not approved by the board of directors of the target company.

January 22, 2001 — The Company filed a Form 8-K announcing it had reached a definitive agreement to acquire The Turkey Store Company, headquartered in Barron, Wisconsin. The Company will acquire all the outstanding shares of The Turkey Store for $334.4 million in cash, subject to adjustment for outstanding indebtedness and changes in working capital at closing.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HORMEL FOODS CORPORATION (Registrant)
Date: November 28, 2001	By:	/s/ M. J. McCOY M. J. McCOY Executive Vice President And Chief Financial Officer
Date: November 28, 2001	By:	/s/ J. H. FERAGEN J. H. FERAGEN Vice President And Treasurer

QuickLinks

Introductory Note
PART I—FINANCIAL INFORMATION
HORMEL FOODS CORPORATION STATEMENTS OF FINANCIAL POSITION (In Thousands of Dollars)
HORMEL FOODS CORPORATION STATEMENTS OF FINANCIAL POSITION (In Thousands of Dollars)
HORMEL FOODS CORPORATION STATEMENTS OF EARNINGS (In Thousands of Dollars, Except Per Share Amounts) (Unaudited)
HORMEL FOODS CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands of Dollars) (Unaudited)
HORMEL FOODS CORPORATION NOTES TO FINANCIAL STATEMENTS (In Thousands, Except Per Share Amounts) (Unaudited)
  Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations (In Thousands of Dollars, Except Per Share Amounts)
RESULTS OF OPERATIONS
Overview
Consolidated Results
Segment Results
LIQUIDITY AND CAPITAL RESOURCES
  Item 3. Quantitative and Qualitative Disclosure about Market Risks
PART II—OTHER INFORMATION HORMEL FOODS CORPORATION
SIGNATURES