Form 10-Q/A
period 2001-04-28
HORMEL FOODS CORP /DE/
filed 2001-11-28
CIK 48465

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q/A-1
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

Pages: This report contains 18 pages numbered sequentially from this cover page.

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

    The segment reporting contained in this Form 10-Q/A-1 follows the agreed upon interpretation of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which has an effective date for the Company of fiscal year 1999. Revised segment information is presented in the Management's Discussion and Analysis and Footnote F to the Notes to Financial Statements.

    For the purposes of this Form 10-Q/A-1, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company has amended and restated in its entirety each item of the Company's Form 10-Q for the second quarter for the year ending October 27, 2001. This form 10-Q/A-1 does not reflect events occurring after the filing of the original Form 10-Q, or modify or update those disclosures affected by subsequent events.

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

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

HORMEL FOODS CORPORATION
STATEMENTS OF FINANCIAL POSITION
(In Thousands of Dollars)

	April 28, 2001	October 28, 2000
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$69,378	$100,646
Short-term marketable securities—at cost which approximates market	0	5,964
Accounts receivable	298,353	307,732
Inventories	321,989	281,404
Deferred income taxes	9,462	9,021
Prepaid expenses	27,371	6,342

TOTAL CURRENT ASSETS	726,553	711,109
DEFERRED INCOME TAXES	0	61,622
INTANGIBLES	384,720	92,632
INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	159,116	151,383
OTHER ASSETS	85,189	83,645
PROPERTY, PLANT AND EQUIPMENT
Land	17,306	13,314
Buildings	352,779	291,512
Equipment	760,659	701,554
Construction in progress	133,051	75,232

	1,263,795	1,081,612
Less allowance for depreciation	(567,883)	(540,063)

	695,912	541,549

TOTAL ASSETS	$2,051,490	$1,641,940

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
Common Stock, par value $.0586 a share—authorized 400,000,000 shares; issued 138,700,337 shares April 28, 2001 issued 138,569,429 shares Oct. 28, 2000	8,128	8,120
Accumulated other comprehensive loss	(24,843)	(20,917)
Additional paid in capital	2,817	0
Retained earnings	939,000	886,674

	925,102	873,877
Shares held in treasury	(101)	0

TOTAL SHAREHOLDERS' INVESTMENT	925,001	873,877

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$2,051,490	$1,641,940

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

    The accounting policies followed by the Company are set forth in Note A to the Company's Financial Statements in the 2000 Hormel Foods Corporation Annual Report to Shareholders, which is incorporated by reference into our Annual Report on Form 10K/A-1 for the year ended October 28, 2000.

    The results of operations for the three and six month periods ended April 28, 2001 and April 29, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE B      PURCHASE OF JEROME FOODS, INC. (D/B/A THE TURKEY STORE COMPANY)

    Effective as of February 24, 2001, the Company purchased all of the issued and outstanding capital stock of Jerome Foods, Inc. (d/b/a The Turkey Store Company), a Wisconsin corporation headquartered in Barron, Wisconsin, through the merger of a wholly owned, special-purchase subsidiary of Hormel with and into Jerome Foods. The purchase price for the capital stock was $334,400 in cash subject to adjustments for outstanding indebtedness and changes in working capital as of February 24, 2001.

    Pro forma unaudited results of operations for the six months ended April 28, 2001 and April 29, 2000, assuming consummation of the purchase as of October 31, 1999 are as follows:

	Six Months Ended
	April 28, 2001	April 29, 2000
Net Sales	$2,070,000	$1,923,000
Net Income	74,948	75,102
Per Share Data:
Basic Earnings	.54	.53
Diluted Earnings	.54	.53

    The allocation of purchase price reflected in the April 28, 2001 condensed consolidated statement of financial position is preliminary. An independent valuation of The Turkey Store Company's property, plant and equipment and intangible assets is being performed. The Company expects to receive the completed report during the third quarter of fiscal 2001.

NOTE C      COMPREHENSIVE INCOME

    Other comprehensive income (loss) consists of adjustments in minimum pension liability and foreign currency translation. Other comprehensive income (loss) was $1,407 and ($3,926) for the three and six-month periods ended April 28, 2001 and ($1,608) and ($2,534) for the three and six-month periods ended April 29, 2000. Total comprehensive income combines reported net earnings and other comprehensive income (loss). Total comprehensive income was $40,301 and $76,500 for the three and six-month periods ended April 28, 2001 and $34,646 and $77,568 for the three and six-month periods ended April 29, 2000.

NOTE D      EARNINGS PER SHARE DATA

    The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	April 28, 2001	April 29, 2000	April 28, 2001	April 29, 2000
Basic weighted-average shares outstanding	138,672	140,771	138,618	141,556
Dilutive potential common shares	1,330	846	1,175	1,147

Diluted weighted-average shares outstanding	140,002	141,617	139,793	142,703

NOTE E      INVENTORIES

    Inventories consist of the following:

	April 28, 2001	October 28, 2000
Finished Products	$170,171	$174,032
Raw Materials and Work-In-Process	121,558	76,432
Materials and Supplies	68,157	61,480
LIFO Reserve	(37,896)	(30,540)

Total	$321,989	$281,404

NOTE F      SEGMENT OPERATING RESULTS

    The Company develops, processes and distributes a wide array of food products in a variety of markets. Under the criteria set forth by the accounting standard SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," the Company reports its results in the following four business segments: Grocery Products, Refrigerated Foods, Jennie-O Turkey Store and All Other.

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

    The Jennie-O Turkey Store segment primarily consists of the processing, marketing, and sale of branded and unbranded turkey products for the retail, foodservice and fresh customer markets.

    The All Other segment consists of a variety of smaller, dissimilar business units. These businesses produce, market and sell beef products, food packaging (i.e., casings for dry sausage), and food equipment, and manufacture, market and sell Company products internationally. This segment includes operating segments: Dan's Prize, Vista International Packaging Corporation, AFECO, and Hormel Foods International Corporation.

    The Company does not allocate investment income, interest expense and interest income to its segments when measuring performance. The Company also retains various other income and unallocated expenses at corporate. These items are included below as "Other income and net interest" and "General corporate income (expense)" when reconciling to income before tax.

    Sales and operating profits for each of the Company's business segments and reconciliation to income before taxes are set forth below:

	Quarter Ended			Two Quarters Ended
	April 28, 2001	April 29, 2000	% Change	April 28, 2001	April 29, 2000	% Change
Sales to Unaffiliated Customers
Grocery Products	$203,141	$200,680	1.2	$425,703	$439,026	(3.0)
Refrigerated Foods	559,909	501,917	11.6	1,095,304	988,225	10.8
Jennie-O Turkey Store	202,194	129,566	56.1	340,655	264,191	28.9
All Other	53,162	46,858	13.5	104,237	91,494	13.9

Total	$1,018,406	$879,021	15.9	$1,965,899	$1,782,936	10.3

Intersegment Sales
Grocery Products	$18	$21	(15.2)	$30	$55	(44.8)
Refrigerated Foods	579	714	(18.9)	1,233	1,154	6.9
Jennie-O Turkey Store	16,423	16,415	0.0	28,571	28,485	0.3
All Other	18,351	14,762	24.3	34,168	27,193	25.6

Total	$35,371	31,912	10.8	$64,002	$56,887	12.5
Intersegment elimination	(35,371)	(31,912)	10.8	(64,002)	(56,887)	12.5

Total	$0	$0	0	$0	$0	0

Net Sales
Grocery Products	$203,159	$200,701	1.2	$425,733	$439,081	(3.0)
Refrigerated Foods	560,488	502,631	11.5	1,096,537	989,379	10.8
Jennie-O Turkey Store	218,617	145,981	49.8	369,226	292,676	26.2
All Other	71,513	61,621	16.1	138,405	118,687	16.6
Intersegment elimination	(35,370)	(31,911)	10.8	(64,002)	(56,887)	12.5

Total	$1,018,407	$879,023	15.9	$1,965,899	$1,782,936	10.3

Operating Profit
Grocery Products	$22,152	$21,717	2.0	$59,364	$68,053	(12.8)
Refrigerated Foods	23,986	23,941	0.2	39,923	29,050	37.4
Jennie-O Turkey Store	11,112	5,853	89.9	19,212	15,541	23.6
All Other	4,974	5,000	(0.5)	8,037	6,779	18.6

Total segment operating profit	$62,224	$56,511	10.1	$126,536	$119,423	6.0
Other income (expense) and net interest	(5,067)	(40)	12,648.5	(4,655)	2,451	(289.9)
General corporate income (expense)	3,869	173	2,132.5	4,292	3,316	29.4

Earnings Before Income Taxes	$61,026	$56,644	7.7	$126,173	$125,190	0.8

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

    In November 2000 and April 2001, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issues 00-14, "Accounting for Certain Sales Incentives" and 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer", respectively. By way of these two pronouncements, the EITF has determined that certain sales incentives and consideration paid by the Company to a retailer, such as slotting fees and cooperative advertising, are reductions of revenue. Currently, the Company recognizes these expenditures as marketing expenses. The Company plans to adopt these pronouncements in first quarter fiscal 2002. The result of these adoptions will be a reclassification between sales and marketing expenses with no impact on net income.

Item 2—Managements' Discussion and Analysis of Financial Condition and Results of Operations
                 (In Thousands of Dollars, Except Per Share Amounts)

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

    Gross profit as a percent of sales was 26.1 and 27.1 percent for the quarter and six months, respectively, compared to 27.3 and 28.2 percent for the same periods last year. The decline was a result of higher raw material price levels that were not fully recoverable in the selling prices.

    Net earnings for the first six months of fiscal 2001 were $80,426 compared to $80,102 last year. Sales for the half-year increased 10.3 percent to $1,965,899 from 2000. Tonnage volume increased 4.4 percent to 1,604,594 pounds from the same period last year.

    Increases in sales dollars and tonnage volume were both driven by growth in branded, value-added products which continued to outpace commodity product lines within the Company's overall portfolio. Pork processing levels declined slightly during the quarter with a slaughter of 1,958,000 hogs compared to 1,980,000 last year. The average live hog cost for the quarter was 2.3 percent higher than the same period in 2000. Hog contracts were favorable in the second quarter as contract costs were less than the cash spot market for live hogs. The Company reflects the actual costs paid to producers for hogs slaughtered, reporting any gain or loss on contracts on a current basis. Hog contracts are used throughout the industry to minimize the effect of price swings in live hog prices as well as insure a steady source of supply for raw materials.

    The acquisition and integration of The Turkey Store by Jennie-O has gone well. The combined business gives the Company an 18.5 percent share of the U.S. turkey market.

    The Diamond Crystal Brands Nutritional Products acquisition into Hormel HealthLabs was the second acquisition completed during the quarter. This group is now positioned as number two in their market with favorable growth prospects given the aging population not only in the United States but overseas as well.

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

    The effective tax rate for the quarter and first half was 36.3 percent compared to 36.0 percent for the same periods in 2000. The increase reflects the changing proportion of permanent tax differences to total income.

Segment Results

    Segment sales and operating profits for each of the business segments are set forth below. Additional business segment financial information can be found in Note F to the Notes to Financial Statements.

	Quarter Ended			Two Quarters Ended
	April 28, 2001	April 29, 2000	% Change	April 28, 2001	April 29, 2000	% Change
Net Sales
Grocery Products	$203,159	$200,701	1.2	$425,733	$439,081	(3.0)
Refrigerated Foods	560,488	502,631	11.5	1,096,537	989,379	10.8
Jennie-O Turkey Store	218,617	145,981	49.8	369,226	292,676	26.2
All Other	71,513	61,621	16.1	138,405	118,687	16.6
Intersegment elimination	(35,370)	(31,911)	10.8	(64,002)	(56,887)	12.5

Total	$1,018,407	$879,023	15.9	$1,965,899	$1,782,936	10.3

Operating Profit
Grocery Products	$22,152	$21,717	2.0	$59,364	$68,053	(12.8)
Refrigerated Foods	23,986	23,941	0.2	39,923	29,050	37.4
Jennie-O Turkey Store	11,112	5,853	89.9	19,212	15,541	23.6
All Other	4,974	5,000	(0.5)	8,037	6,779	18.6

Total segment operating profit	$62,224	$56,511	10.1	$126,536	$119,423	6.0
Other income (expense) and net interest	(5,067)	(40)	12,648.5	(4,655)	2,451	(289.9)
General corporate income (expense)	3,869	173	2,132.5	4,292	3,316	29.4

Earnings Before Income Taxes	$61,026	$56,644	7.7	$126,173	$125,190	0.8

Grocery Products

    The Grocery Products segment consists primarily of processing, marketing and sale of shelf-stable food products sold predominately in the retail market.

    Sales by the Grocery Products business segment were up 1.2 percent for the quarter but down 3.0 percent for the six months compared to the same periods of 2000. Operating profit for Grocery Products increased 2.0 percent for the quarter and decreased 12.8 percent to date compared to last year. Tonnage volume for the period was down 1.9 percent for the quarter and 6.8 percent for the six months compared to the previous year. Despite the decrease in tonnage volume, the Company continues to maintain its leadership position in this category with increases in such brands as SPAM, HORMEL chili, DINTY MOORE and STAGG chili. Turkey SPAM, which was introduced last year, is being well accepted by consumers and has achieved a national all-commodity volume (ACV) distribution of 92 percent. Operating profits continued to be pressured by raw material prices for both the quarter and year to-date. Sales comparisons for the six months continued to be affected by the heavy Y2K purchasing of shelf stable items that occurred in the first quarter of 2000. The Company expects to eliminate the comparison shortfall during the third and fourth quarters.

Refrigerated Foods

    The Refrigerated Foods segment consists primarily of processing, marketing and sale of branded and unbranded pork products for the retail, foodservice and fresh consumer markets. This segment also includes processing, marketing and sale of nutritionally enhanced food products sold to hospitals, nursing homes and other health facilities. This segment includes the Meat Products and Foodservice business units and the Hormel HealthLabs operating segment.

    Sales by the Refrigerated Foods segment increased 11.5 and 10.8 percent for the quarter and six months respectively compared to the same periods last year. Operating profit was up 0.2 and 37.4 percent for the quarter and year to date compared to 2000. Tonnage volume for the quarter and six months was up 8.0 and 7.0 percent respectively compared to the previous year.

    As mentioned previously, average live hog costs for the quarter were 2.3 percent higher than the same period last year, however, hog contracts were favorable in the second quarter and made a positive contribution to the Refrigerated Foods segment.

    Both the Meat Products and Foodservice business units performed well despite a slowing economy and softening in discretionary spending. In the Meat Products business unit, branded consumer products increased to 67.0 percent of total tonnage. An especially strong Easter season resulted in a 10.0 percent increase in CURE 81 ham volume over the previous year.

    In the Foodservice business unit, branded tonnage increased 5.0 percent over 2000. Particularly successful products for the quarter included recently introduced AUSTIN BLUES BBQ with a 75.0 percent increase in volume from the first quarter 2001 and BREAD READY sliced meats with a 33.0 percent increase in tonnage volume over 2000.

    The Diamond Crystal Brands Nutritional Products acquisition into Hormel HealthLabs, which is part of the Refrigerated Foods segment, was completed during the quarter. This group is now positioned as number two in their market with favorable growth prospects given the aging population not only in the United States but overseas as well.

Jennie-O Turkey Store (JOTS)

    The Jennie-O Turkey Store business segment consists primarily of processing, marketing and sale of branded and unbranded turkey products for the retail, foodservice and fresh customer markets.

    JOTS sales were up 49.8 and 26.2 percent for the quarter and year to-date respectively, compared to last year. Operating profit was up 89.9 and 23.6 percent for the quarter and six months compared to 2000. The acquisition and integration of The Turkey Store by Jennie-O has gone well. The combined business gives the Company an 18.5 percent share of the U.S. turkey market. Jennie-O Turkey Store continues to expand its product line of convenience turkey products with the introduction of THANKSGIVING TONIGHT premium boneless turkey breast in the retail market and JENNIE-O TWO BIB RIBZ in its Prep Chef foodservice line.

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

    All Other sales increased 16.1 and 16.6 percent for the quarter and six months respectively compared to 2000. Operating profit declined 0.5 percent for the quarter and increased 18.6 percent year to-date compared to the same periods last year.

    Hormel Foods International experienced a tonnage volume gain of 45.0 percent from the prior-year quarter. However, high international raw material costs and a strong dollar dampened profit margins. Dan's Prize continued to contribute in a very positive way to this segment.

LIQUIDITY AND CAPITAL RESOURCES

    Ratio comparisons for the second quarter of 2001 and 2000, which demonstrate the Company's financial position, are as follows:

	End of Quarter
	2nd Quarter 2001	2nd Quarter 2000
Liquidity Ratios
Current ratio	1.9	2.2
Receivables turnover	13.0	13.8
Days sales in receivables	27.7 days	25.7 days
Inventory turnover	9.5	9.1
Days sales in inventory	41.0 days	41.6 days
Leverage Ratio
Total debt to equity	53.4%	25.2%
Operating Ratios
Pre-tax profit to net worth	28.1%	29.6%
Pre-tax profit to total assets	13.7%	15.1%

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

    As mentioned earlier, the Company completed the acquisition of the common stock of The Turkey Store effective as of February 24, 2001 for a purchase price of $334,400 in cash subject to adjustments for outstanding indebtedness and changes in working capital, and the acquisition of the assets of Diamond Crystal Brand Nutritional Products on April 27, 2001 for approximately $65,000 in cash.

    On October 31, 2000, the Company entered into an unsecured 364-day revolving credit facility in the amount of $425,000. The credit facility was used during the second quarter in acquiring The Turkey Store Company and Diamond Crystal Brand Nutritional Products. This borrowing increased the total debt to equity ratio to 53.4 percent at the end of the second quarter compared to 25.2 percent last year. The Company issued $350,000 of 6 5/8% Notes due 2011 on June 7, 2001. The proceeds were used to repay all the outstanding borrowings under the credit facility. The Company believes that adequate borrowing capacity remains after the issuance of the long-term notes to take advantage of business opportunities that may arise through additional acquisitions or internal expansion.

    During the second quarter, the Company purchased 25,161 shares under the share repurchase program at an average price per share of $19.44. To-date in fiscal 2001, 132,691 shares have been repurchased at an average price per share of $18.89. Total shares repurchased under the currently approved plan are 9,174,261 shares at an average price per share of $18.42.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risks

    A principal market risk affecting the Company is the exposure to changes in interest rates on the Company's fixed-rate, long-term debt. Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10.0 percent decrease in interest rates, and amounts to approximately $1,716. The fair values of the Company's long-term debt were estimated using discounted future cash flows based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

    While the Company does have international operations and operates in international markets, it considers its market risk in such activities to be immaterial.

    The Company's earnings are affected by fluctuations in the live hog market. To minimize the impact on earnings, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 15 years. The contract formula is based on hog production costs. Purchased hogs under contract account for 72 and 73 percent of the total hogs purchased by the Company through six months of 2001 and 2000, respectively. A hypothetical 10 percent change in the cash market would have impacted approximately 28 and 27 percent of the hogs purchased to-date in 2001 and 2000, respectively, and would not have a material effect on the Company's results. The contracts reduce volatility in hog prices and ensure a steady supply of quality hogs.

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

HORMEL FOODS CORPORATION (Registrant)
Date: November 28, 2001	By	/s/ M. J. McCOY M. J. McCoy Executive Vice President And Chief Financial Officer
Date: November 28, 2001	By	/s/ J. H. FERAGEN J. H. Feragen Vice President and Treasurerr

QuickLinks

Introductory Note
PART 1—FINANCIAL INFORMATION
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
HORMEL FOODS CORPORATION STATEMENTS OF FINANCIAL POSITION (In Thousands of Dollars)
HORMEL FOODS CORPORATION STATEMENTS OF EARNINGS (In Thousands of Dollars, Except Per Share Amounts) (Unaudited)
HORMEL FOODS CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands of Dollars) (Unaudited)
HORMEL FOODS CORPORATION NOTES TO FINANCIAL STATEMENTS (In Thousands, Except Per Share Amounts) (Unaudited)
  Item 2—Managements' Discussion and Analysis of Financial Condition and Results of Operations (In Thousands of Dollars, Except Per Share Amounts)
RESULTS OF OPERATIONS
Overview
Consolidated Results
Segment Results
LIQUIDITY AND CAPITAL RESOURCES
  Item 3. Quantitative and Qualitative Disclosure about Market Risks
PART II—OTHER INFORMATION HORMEL FOODS CORPORATION
  Item 1. Legal Proceedings
  Item 4. Results of Votes of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES