Form 10-Q/A
period 2001-07-28
HORMEL FOODS CORP /DE/
filed 2001-11-28
CIK 48465

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

Pages: This report contains 20 pages numbered sequentially from this cover page.

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

    For the purposes of this Form 10-Q/A-1, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company has amended and restated in its entirety each item of the Company's Form 10-Q for the third quarter for the year ending October 27, 2001. This form 10-Q/A-1 does not reflect events occurring after the filing of the original Form 10-Q, or modify or update those disclosures affected by subsequent events.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

HORMEL FOODS CORPORATION
STATEMENTS OF FINANCIAL POSITION
(In Thousands of Dollars)

	July 28, 2001	October 28, 2000
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$149,751	$100,646
Short-term marketable securities—at cost which approximates market	0	5,964
Accounts receivable	305,559	307,732
Inventories	330,731	281,404
Deferred income taxes	5,783	9,021
Prepaid expenses	17,746	6,342

TOTAL CURRENT ASSETS	809,570	711,109
DEFERRED INCOME TAXES	0	61,622
INTANGIBLES	385,473	92,632
INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	154,752	151,383
OTHER ASSETS	91,895	83,645
PROPERTY, PLANT AND EQUIPMENT
Land	17,301	13,314
Buildings	360,459	291,512
Equipment	789,020	701,554
Construction in progress	91,878	75,232

	1,258,658	1,081,612
Less allowance for depreciation	(578,751)	(540,063)

	679,907	541,549

TOTAL ASSETS	$2,121,597	$1,641,940

See notes to financial statements

HORMEL FOODS CORPORATION
STATEMENTS OF FINANCIAL POSITION
(In Thousands of Dollars)

	July 28, 2001	October 28, 2000
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES
Accounts payable	$149,150	$154,893
Accrued expenses	40,057	30,117
Accrued marketing	57,616	34,252
Employee compensation	65,986	59,138
Taxes, other than federal income taxes	11,232	10,982
Dividends payable	12,892	12,195
Federal income tax	24,394	2,609
Current maturities of long-term debt	38,600	38,439

TOTAL CURRENT LIABILITIES	399,927	342,625
LONG-TERM DEBT—less current maturities	487,899	145,928
ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION	253,590	252,118
OTHER LONG-TERM LIABILITIES	28,407	27,392
DEFERRED INCOME TAXES	3,765	0
SHAREHOLDERS' INVESTMENT
Preferred Stock, par value $.01 a share—authorized 80,000,000 shares; issued—none
Common Stock, non-voting, par value $.01 a share—authorized 200,000,000 shares; issued—none
Common Stock, par value $.0586 a share—authorized 400,000,000 shares; issued 138,899,282 shares July 28, 2001 issued 138,569,429 shares October 28, 2000	8,139	8,120
Accumulated other comprehensive loss	(24,176)	(20,917)
Additional paid in capital	3,364	0
Retained earnings	960,682	886,674

TOTAL SHAREHOLDERS' INVESTMENT	948,009	873,877

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$2,121,597	$1,641,940

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

See notes to financial statements

HORMEL FOODS CORPORATION
NOTES TO FINANCIAL STATEMENTS
(In Thousands, Except Per Share and Percentage Amounts)
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

    Pro forma unaudited results of operations for the nine months ended July 28, 2001 and July 29, 2000, assuming consummation of the purchase as of October 31, 1999 are as follows:

	Nine Months Ended
	July 28, 2001	July 29, 2000
Net Sales	$3,109,644	$2,882,212
Net Income	$108,160	$102,169
Per Share Data:
Basic Earnings	$0.78	$0.72
Diluted Earnings	$0.77	$0.72

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

    The Grocery Products segment primarily includes processing, marketing and sale of shelf-stable foods products sold predominately in the retail market.

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

    The All Other segment consists of a variety of smaller, dissimilar business units. The activities of these businesses include the production, marketing and sale of beef products, food packaging (i.e., casings for dry sausage), food equipment, and the manufacture, marketing and sale of company products internationally. This segment includes operating segments: Dan's Prize, Vista International Packaging Corporation, AFECO, and Hormel Foods International Corporation.

    The Company does not allocate investment income, interest expense and interest income to its segments when measuring performance. The Company also retains various other income and unallocated expenses at corporate. These items are included below as "Other income and net interest" and "General corporate income (expense)" when reconciling to income before tax.

    Sales and operating profits for each of the Company's business segments and reconciliation to income before taxes are set forth below:

	Quarter Ended			Three Quarters Ended
	July 28, 2001	July 29, 2000	% Change	July 28, 2001	July 29, 2000	% Change
Sales to Unaffiliated Customers
Grocery Products	$203,505	$188,173	8.1	$629,208	$627,199	0.3
Refrigerated Foods	546,640	516,084	5.9	1,641,944	1,504,310	9.1
Jennie-O Turkey Store	237,938	132,709	79.3	578,593	396,899	45.8
All Other	51,407	49,049	4.8	155,645	140,543	10.7

Total	$1,039,490	$886,015	17.3	$3,005,390	$2,668,951	12.6

Intersegment Sales
Grocery Products	$27	$20	32.7	$57	$75	(24.0)
Refrigerated Foods	589	548	7.5	1,822	1,702	7.1
Jennie-O Turkey Store	19,054	15,597	22.2	47,625	44,083	8.0
All Other	17,541	14,977	17.1	51,708	42,170	22.6

Total	$37,211	$31,142	19.5	$101,212	$88,030	15.0
Intersegment elimination	(37,211)	(31,142)	19.5	(101,212)	(88,030)	15.0

Total	$0	$0	0	$0	$0	0

Net Sales
Grocery Products	$203,532	$188,193	8.2	$629,265	$627,274	0.3
Refrigerated Foods	547,229	516,632	5.9	1,643,766	1,506,012	9.1
Jennie-O Turkey Store	256,992	148,306	73.3	626,218	440,982	42.0
All Other	68,948	64,026	7.7	207,353	182,713	13.5
Intersegment elimination	(37,211)	(31,142)	19.5	(101,212)	(88,030)	15.0

Total	$1,039,490	$886,015	17.3	$3,005,390	$2,668,951	12.6

Operating Profit
Grocery Products	$21,471	$24,012	(10.6)	$80,836	$92,065	(12.2)
Refrigerated Foods	17,809	6,923	157.3	57,732	35,973	60.5
Jennie-O Turkey Store	17,969	7,312	145.8	37,181	22,852	62.7
All Other	3,608	4,841	(25.5)	11,645	11,622	0.2

Total segment operating profit	$60,857	$43,088	41.2	$187,394	$162,512	15.3
Other income (expense) and net interest	(6,598)	(64)	10,166.6	(11,252)	2,386	(571.6)
General corporate income (expense)	(3,345)	2,479	(235.0)	945	5,795	(83.7)

Earnings Before Income Taxes	$50,914	$45,503	11.9	$177,087	$170,693	3.7

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

    Gross profit as a percent of sales for the quarter was 26.3 percent compared to 24.8 percent in 2000. The increase was due to change in product mix driven by growth in branded, value-added products, including The Turkey Store and Diamond Crystal product lines, which continued to outpace fresh product lines.

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

    Administrative and general expenses increased to $25,172 and $63,597 for the Company for the quarter and nine months from $14,580 and $49,669 last year. The increases primarily reflect costs associated with the acquisition of The Turkey Store and, for the quarter, also includes $3,530 in amortization of goodwill from The Turkey Store and Diamond Crystal acquisitions.

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

    The effective tax rates for the quarter and nine months were 34.8 and 35.8 percent, respectively, compared to 36.0 percent for each of the same periods of 2000. The decrease was a result of favorable tax settlements during the quarter. We expect the rate to return to a range of 36 to 36.3 percent in the fourth quarter.

Segment Results

    Segmented sales and operating profits for each of the business segments are included below as well as in Note F to the Notes To Financial Statements.

	Quarter Ended			Three Quarters Ended
	July 28, 2001	July 29, 2000	% Change	July 28, 2001	July 29, 2000	% Change
Net Sales
Grocery Products	$203,532	$188,193	8.2	$629,265	$627,274	0.3
Refrigerated Foods	547,229	516,632	5.9	1,643,766	1,506,012	9.1
Jennie-O Turkey Store	256,992	148,306	73.3	626,218	440,982	42.0
All Other	68,948	64,026	7.7	207,353	182,713	13.5
Intersegment elimination	(37,211)	(31,142)	19.5	(101,212)	(88,030)	15.0

Total	$1,039,490	$886,015	17.3	$3,005,390	$2,668,951	12.6

Operating Profit
Grocery Products	$21,471	$24,012	(10.6)	$80,836	$92,065	(12.2)
Refrigerated Foods	17,809	6,923	157.3	57,732	35,973	60.5
Jennie-O Turkey Store	17,969	7,312	145.8	37,181	22,852	62.7
All Other	3,608	4,841	(25.5)	11,645	11,622	0.2

Total segment operating profit	$60,857	$43,088	41.2	$187,394	$162,512	15.3
Other income (expense) and net interest	(6,598)	(64)	10,166.6	(11,252)	2,386	(571.6)
General corporate income (expense)	(3,345)	2,479	(235.0)	945	5,795	(83.7)

Earnings Before Income Taxes	$50,914	$45,503	11.9	$177,087	$170,693	3.7

Grocery Products

    The Grocery Products segment consists primarily of processing, marketing and sale of shelf-stable food products sold predominately in the retail market.

    Sales by the Grocery Products segment were up 8.2 and 0.3 percent for the quarter and nine months respectively compared to the same periods of 2000. Operating profit decreased 10.6 and 12.2 percent for the quarter and to-date compared to last year. Tonnage volume for the quarter was up 5.2 percent and down 3.4 percent three quarters to-date compared to 2000. The year-to-date sales comparisons continue to be negatively effected by the heavy Y2K purchasing in the first quarter of fiscal 2000. The Company believes that fourth quarter sales will eliminate this deficit. Major contributors to volume growth in the quarter were SPAM luncheon meat, HORMEL chili, HORMEL chunk meats and CARAPELLI olive oil. In addition, ethnic products such as HERDEZ and CHI-CHI'S salsas in this segment continued to build momentum in the quarter. High raw material costs, which have not moderated as projected, were primarily responsible for the decline in operating profits.

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

    Sales by the Refrigerated Foods business segment increased 5.9 and 9.1 percent for the third quarter and year to-date compared to last year. Operating profit increased 157.3 and 60.5 percent for the quarter and nine months compared to 2000. The principal reason for this increase was due to the favorable results of our long-term hog contracts, as discussed below.

    Live hog costs were 10.0 percent higher than projected for the third quarter. Hog contracts were favorable for the quarter and contributed significantly to pre-tax earnings. Since hog contracts do not cover total raw material needs, margins still felt some pressure because raw material prices remained higher longer than anticipated. The Company expects the live hog market to weaken in the fourth quarter as more hogs come to market resulting in a drop in raw material prices and less pressure on product margins.

    Slaughter levels declined slightly during the quarter to 1,780,000 hogs from 1,840,000 hogs for the same period last year resulting in a tonnage volume reduction of 2.7 percent compared to 2000 for the Meat Products Unit. The decrease was the result of discontinuing the Company's second shift slaughter at the Rochelle, Illinois plant allowing for the shifting of resources to expand production of higher margin, value-added products. This should have a positive effect in the future as lower margin fresh meat production is replaced with higher margin products such as bacon, hams and other refrigerated items.

    Tonnage volume for the Foodservice unit declined 3.5 percent compared to last year's third quarter. The decrease is a result of the soft economy and a reduction of away-from-home meal spending. The Company expects the softness in the away-from-home meal category to continue in the fourth quarter.

    Sales dollars and profit margins for the Meat Products unit increased substantially as a result of a product mix which included a larger proportion of branded, processed pork and a smaller proportion of fresh, commodity pork items.

    The Hormel HealthLabs operating segment experienced a solid third quarter as the smooth integration of Diamond Crystal into Hormel HealthLabs contributed to positive results. Synergies, particularly in distribution costs, exceed expectations.

Jennie-O Turkey Store

    The Jennie-O Turkey Store (JOTS) business segment consists primarily of processing, marketing and sale of branded and unbranded turkey products for the retail, foodservice and fresh customer markets.

    JOTS sales increased 73.3 and 42.0 percent for the quarter and nine months respectively compared to 2000. Operating profits increased 145.8 and 62.7 percent for the quarter and to-date compared to last year. The third quarter was the first full quarter of the combined Jennie-O and Turkey Store operations.

    The integration of The Turkey Store into Jennie-O continues to proceed better than expected. Jennie-O Turkey Store management continues to improve combined operations of the business by using the best practices from each company. The efficiencies implemented for the combined operations resulted in an increase in operating profit of $9,227, which exceeded expectations. On a comparable tonnage basis, volume for Jennie-O products increased 8.6 percent in the quarter compared to 2000, while volume of The Turkey Store products was up 11 percent compared to last year.

    The combined brand portfolio has provided new opportunities with major retailers and foodservice operators which the Company expects to result in increased sales for this segment.

All Other

    The All Other segment consists of a variety of smaller, dissimilar business units. These businesses produce, market and sell beef products, food packaging (i.e. casings for dry sausage) and food equipment and manufacture, market and sell Company products internationally. The All Other segment includes the following operating segments: Dan's Prize, Vista International Packaging Corporation, AFECO and Hormel Foods International Corporation.

    All Other sales increased 7.7 and 13.5 percent for the quarter and nine months compared to last year. Operating profits declined 25.5 percent for the quarter and increased 0.2 percent for three quarters to-date compared to 2000.

    International volume was up 12 percent for the quarter and 22 percent for nine months compared to 2000. China business continues to gain sales volume with major foodservice operators. Profits from our Campofrio investment were negatively impacted by high raw material costs in Europe. Dan's Prize, which markets and sells beef products, experienced a tonnage volume increase of 13 percent for the quarter and a 17 percent increase in sales compared to last year.

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

    On October 31, 2000, the Company entered into an unsecured 364-day revolving credit facility in the amount of $425,000. The credit facility was used during the second quarter in acquiring The Turkey Store Company and Diamond Crystal Brand Nutritional Products. This borrowing increased the total debt to equity ratio to 55.5 percent at the end of the third quarter compared to 24.0 percent last year. The Company issued $350,000 of 6 5/8% Notes due 2011 on June 7, 2001. The proceeds were used to repay all the outstanding borrowings under the credit facility. The Company believes that adequate borrowing capacity remains after the issuance of the long-term notes to take advantage of business opportunities that may arise through additional acquisitions or internal expansion.

    During the third quarter, the Company purchased 1,530 shares under the share repurchase program at an average price per share of $20.23. To-date in fiscal 2001, 134,224 shares have been repurchased at an average price per shared of $18.90. Total shares repurchased under the currently approved plan are 9,175,791 shares at an average price per share of $18.42. Total shares authorized for repurchase under the currently approved plan is 10,000,000 shares.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risks

    A principal market risk affecting the Company is the exposure to changes in interest rates on the Company's fixed-rate, long-term debt. Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10.0 percent decrease in interest rates, and amounts to approximately $18,403. The fair values of the Company's long-term debt were estimated using discounted future cash flows based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

    While the Company does have international operations and operates in international markets, it considers its market risk in such activities to be immaterial.

    The Company's earnings are affected by fluctuations in the live hog market. To minimize the impact on earnings, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 15 years. The contract formula is based on hog production costs. Purchased hogs under contract account for 80 and 69 percent of the total hogs purchased by the Company through nine months of 2001 and 2000, respectively. A hypothetical 10 percent change in the cash market would have impacted approximately 20 and 31 percent of the hogs purchased to-date in 2001 and 2000, respectively, and would not have a material effect on the Company's results. The contracts reduce volatility in hog prices and ensure a steady supply of quality hogs.

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
HORMEL FOODS CORPORATION STATEMENTS OF FINANCIAL POSITION (In Thousands of Dollars)
HORMEL FOODS CORPORATION STATEMENTS OF FINANCIAL POSITION (In Thousands of Dollars)
HORMEL FOODS CORPORATION STATEMENTS OF EARNINGS (In Thousands of Dollars, Except Per Share Amounts) (Unaudited)
HORMEL FOODS CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands of Dollars) (Unaudited)
HORMEL FOODS CORPORATION NOTES TO FINANCIAL STATEMENTS (In Thousands, Except Per Share and Percentage Amounts) (Unaudited)
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
  FORM 10-Q
EXHIBIT INDEX
SIGNATURES