Form 10-K
period 2001-10-27
HORMEL FOODS CORP /DE/
filed 2002-01-25
CIK 48465

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended OCTOBER 27, 2001    Commission File No. 1-2402

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

NONE
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes   X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.(  )

The aggregate market value of the voting stock held by non-affiliates of the Corporation at December 3, 2001, was $1,902,278,000 based on the closing price of $25.77 per share. As of December 3, 2001, the number of shares outstanding of each of the Corporation's classes of common stock was as follows:

    Common Stock, $.0586 Par Value - 138,713,598 shares
    Common Stock Non-Voting, $.01 Par Value - 0 shares

        DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Stockholders' Report for the year ended October 27, 2001, are incorporated by reference into Part I and Part II Items 5-9, and included as a separate section in the electronic filing to the SEC.

Portions of the Proxy Statement for the Annual Meeting of the Stockholders to be held January 29, 2002, are incorporated by reference into Part III, Items 10-13.

ANNUAL REPORT ON FORM 10-K
HORMEL FOODS CORPORATION
OCTOBER 27, 2001

PART I

Item 1. BUSINESS

(a) General Development of Business

Hormel Foods Corporation, a Delaware corporation, was founded by George A. Hormel in 1891 in Austin, Minnesota as George A. Hormel & Company. The Company started as a processor of meat and food products and continues in this line of business. The Company name was changed to Hormel Foods Corporation on January 31, 1995. The Company is primarily engaged in the production of a variety of meat and food products and the marketing of those products throughout the United States. Although pork remains the major raw material for Hormel products, the Company has emphasized for several years the manufacture and distribution of branded, consumer packaged items rather than the commodity fresh meat business. In recent years, the Company's emphasis on branded products has led to the introduction and growth of the ethnic product lines, such as Chi-Chi's and Herdez (Mexican), House of Tsang (Asian), Marrakesh Express and Peloponnese (Mediterranean), and Carapelli Olive Oil (Italian).

The 2001 second quarter acquisitions of The Turkey Store Company and Diamond Crystal Brands Nutritional Products (Diamond Crystal) are expected to play an important role in the continued growth of Hormel Foods Corporation.

The Turkey Store Company, formerly based in Barron, Wisconsin, has proven thus far to be a good strategic addition to Jennie-O Foods, Inc., Hormel's largest subsidiary. The newly created Jennie-O Turkey Store (JOTS) subsidiary markets turkey products nationwide through its own sales force and independent brokers, making the Company one of the largest turkey processors in the U.S. market.

Hormel Foods Corporation also expanded its nutritionally enhanced food product line with the purchase of Diamond Crystal, formerly headquartered in Savannah, Georgia. This acquisition has greatly strengthened the Company's presence in this area and has helped make Hormel Foods Corporation one of the largest companies in this market.

During the fourth quarter of fiscal year 2001, the Company exited the food processing equipment business by selling its wholly owned subsidiary, Algona Fabrication and Equipment Co. (AFECO) in Algona, Iowa.

Internationally the Company markets its products through Hormel Foods International Corporation (HFIC), a wholly owned subsidiary. HFIC has a presence in the international marketplace through joint ventures and placement of personnel in strategic foreign locations such as China, Spain, and the Philippines. HFIC has also increased its global presence by obtaining minority positions in food companies in Spain (Campofrio Alimentacion S.A., 21% holding) and the Philippines (Purefoods-Hormel, 40% holding).

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

(b) Industry Segment

The Company's business is reported in four segments: Refrigerated Foods, Grocery Products, Jennie-O Turkey Store, and All Other. The contributions of each segment to net sales to unaffiliated customers and operating profit, and the presentation of certain other financial information by segment are reported in Note I of the Notes to Consolidated Financial Statements and in the Management's Discussion and Analysis of the Annual Stockholder's Report for the year ended October 27, 2001, incorporated herein by reference.

(c) Description of Business

Products and Distribution

The principal products of the Company are meat and food products which are sold fresh, frozen, cured, smoked, cooked and canned. The percentages of total revenues contributed by classes of similar products for the last three fiscal years of the Company are as follows:

	Year Ended
	October 27, 2001	October 28, 2000	October 30, 1999
Perishable meat	54.7%	51.9%	49.9%
Nonperishable meat	21.0	27.2	29.4
Poultry	20.3	17.5	18.6
Other	4.0	3.4	2.1

	100.0%	100.0%	100.0%

Reporting of revenues from external customers is based on similarity of products, as the same or similar products are sold across multiple distribution channels such as retail, foodservice or international. To more precisely reflect the sales of each category, some reclassification of products has occurred from October 28, 2000, to the current year. This reclassification caused a shift in revenues from the Nonperishable meat to the Perishable meat category. Revenues reported are based on financial information used to produce the Company's general-purpose financial statements.

Perishable meat includes fresh meats, sausages, hams, wieners and bacon. Nonperishable meat includes canned luncheon meats, shelf stable microwaveable entrees, stews, chilies, hash, meat spreads and frozen processed products and other items that do not require refrigeration. The Poultry category is composed primarily of Jennie-O Turkey Store products. The Other category primarily consists of nutritionally enhanced food products, food packaging (casings for dry sausage), industrial gelatin products, and food manufacturing equipment. The food manufacturing equipment business was sold in fiscal 2001.

No new product in 2001 required a material investment of Company assets.

Products are sold under the Hormel label in all 50 states. Hormel products are sold by approximately 550 Company sales personnel operating in assigned territories coordinated from district sales offices located in most of the larger United States cities and by approximately 425 brokers and distributors. Distribution of products to customers is by common carrier.

Products with the Jennie-O or The Turkey Store label are also sold in all 50 states. These products are sold by approximately 50 sales personnel and 225 brokers and distributors located throughout the country. The distribution of products to customers is by common carrier.

Hormel Foods International Corporation (HFIC) markets the Company's products in various locations throughout the world. Some of the larger markets include Australia, Canada, Central America, China, England, Japan, Mexico, and Micronesia. The distribution of export sales to customers is by common carrier while the China operations own and operate their own delivery system. The Company, through HFIC, has licensed companies to manufacture various Hormel products internationally on a royalty basis, with the primary licensee being Tulip International of Denmark.

Raw Materials

The Company for the past several years has been concentrating on processed, branded products for consumers with year-round demand to minimize the seasonal variation experienced with commodity type products. Pork continues to be the primary raw material for Company products. Although hog producers are moving toward larger, more efficient year-round confinement operations and supply contracts are becoming increasingly prevalent in the industry, there is still a seasonal variation in the supply of fresh pork materials. The expanding line of processed items has reduced but not eliminated the sensitivity of Company results to raw material supply and price fluctuations.

Livestock slaughtered by the Company is purchased by Company buyers and commission dealers at sale barns and terminal markets or under long-term supply contracts at locations principally in Minnesota, Illinois, Iowa, Nebraska, Colorado and South Dakota. The cost of livestock and the utilization of the Company's facilities are affected by both the level and the methods of pork production in the United States. The hog production industry has been rapidly moving to very large, vertically integrated, year-round confinement operations operating under long-term supply agreements. This has resulted in fewer hogs being available on the spot cash market, which decreases the supply of hogs on the open market and can severely diminish the utilization of slaughter facilities and increase the cost of the raw materials they produce. The Company, along with others in the industry, uses long-term supply contracts to manage the effects of this trend and to assure a stable supply of raw materials while minimizing extreme fluctuations in costs over the long-term. This may result, in the short-term, in costs for live hogs that are either higher or lower than the spot cash market depending on the relationship of the cash spot market to contract prices. Contract costs are fully reflected in the Company's reported financial results. In fiscal 2001 the company purchased 72% of its hogs under long-term supply contracts.

Jennie-O Turkey Store raises much of the turkeys needed to meet its raw material requirements for whole bird and processed turkey products. Turkeys not sourced within the Company are contracted with independent turkey growers. Jennie-O Turkey Store's turkey-raising farms are located throughout Minnesota and Wisconsin.

Manufacturing

The Company has plants in Austin, Minnesota; Fremont, Nebraska; Rochelle, Illinois; and Beijing, China that slaughter livestock for processing. Quality Pork Processors of Dallas, Texas operates the slaughter facility at Austin under a custom slaughter arrangement.

Facilities that produce manufactured items are located in Algona, Iowa; Aurora, Illinois; Austin, Minnesota; Beloit, Wisconsin; Ft. Dodge, Iowa; Fremont, Nebraska; Houston, Texas; Knoxville, Iowa; Oklahoma City, Oklahoma; Osceola, Iowa; Quakertown, Pennsylvania; Rochelle, Illinois; Stockton, California; Tucker, Georgia; Wichita, Kansas; Beijing, China; and Shanghai, China. Several companies perform custom manufacturing for Hormel, including Owatonna Canning Company, Owatonna, Minnesota; Lakeside Packing Company, Manitowoc, Wisconsin; Criders, Stilmore, Georgia; Tony Downs, St. James, Minnesota; and Pierre Foods of Claremont, North Carolina. Power Logistics, Inc.,

based in St. Charles, Illinois, operates distribution centers for the Company in Dayton, Ohio and Osceola, Iowa.

Turkey slaughter and processing operations are located in Barron, Wisconsin; Faribault, Minnesota; Golden Valley, Minnesota; Marshall, Minnesota; Melrose, Minnesota; Montevideo, Minnesota; Pelican Rapids, Minnesota; and Willmar, Minnesota.

Patents and Trademarks

There are numerous patents and trademarks that are important to the Company's business. The Company holds 3 foreign and 39 U.S. issued patents. Some of the trademarks are registered and some are not. In recognition of the importance of these assets, the Company created a subsidiary, Hormel Foods, LLC, in 1998 to create, own, maintain and protect most of the Company's trademarks and patents. Some of the more significant owned or licensed trademarks used in the Company's segments are:

HORMEL, ALWAYS TENDER, AMERICAN CLASSICS, AUSTIN BLUES, BLACK LABEL, CARAPELLI, CHI-CHI'S, CURE 81, CUREMASTER, DAN'S PRIZE, DI LUSSO, DINTY MOORE, DUBUQUE, EL TORITO, FAST 'N EASY, HERB-OX, HERDEZ, HOMELAND, HOUSE OF TSANG, JENNIE-O, KID'S KITCHEN, LAYOUT, LITTLE SIZZLERS, MARRAKESH EXPRESS, MARY KITCHEN, MED PASS, OLD SMOKEHOUSE, PATAK'S, PELOPONNESE, PILLOW PACK, QUICK MEAL, RANGE BRAND, ROSA GRANDE, SANDWICH MAKER, SPAM, STAGG, THICK & EASY, THE TURKEY STORE and WRANGLERS.

Customers and Backlog Orders

During fiscal year 2001, no customer accounted for more than 10 percent of total company sales. The five largest customers in each segment make up approximately the following percentage of segment sales: 37 percent of Grocery Products, 33 percent of Refrigerated Foods, 28 percent of Jennie-O Turkey Store, and 24 percent of All Other. The Company believes the loss of any single customer would not have a material adverse effect on the Company's business. Backlog orders are not significant due to the perishable nature of a large portion of the products and orders are accepted and shipped on a current basis.

Competition

The production of meat and food products in the United States and internationally is highly competitive. The Company competes with manufacturers of pork and turkey products, as well as national and regional producers of other meat and protein sources, such as beef, chicken and fish. The Company believes that its largest domestic competitors for its Refrigerated Foods segment in 2001 were Tyson Foods, Smithfield Foods and ConAgra Foods; for its Grocery Products segment, ConAgra Foods, Dial Corp. and Campbell Soup Co.; and for Jennie-O Turkey Store, ConAgra Foods and Cargill, Inc.

All Hormel segments compete on the basis of price, product quality, brand identification and customer service. Through aggressive marketing and strong quality assurance programs, the Company's strategy is to provide higher quality products that possess strong brand recognition, which would then support higher value perceptions from customers.

The Company competes using this same strategy in international markets around the world.

Research and Development

Research and development continues to be a vital part of the Company's strategy to extend existing brands and expand into new branded items. The expenditures for research and development for fiscal 2001, 2000 and 1999, respectively, were $11,478,000, $9,592,000 and $9,566,000. There are 37 professional employees engaged in full time research, 17 in the area of improving existing products and 20 in developing new products.

Employees

As of October 27, 2001, the Company had over 15,600 active employees.

(d) Executive Officers of the Registrant

Name	Age	Current Office and Previous Five Years Experience	Dates	Year First Elected Officer
Joel W. Johnson	58	Chairman of the Board, President and Chief Executive Officer	12/08/95 to Present	1991
Michael J. McCoy	54	Executive Vice President and Chief Financial Officer	10/29/01 to Present	1996
		Senior Vice President and Chief Financial Officer	05/01/00 to 10/28/01
		Vice President and Controller	04/27/98 to 04/30/00
		Vice President and Treasurer	01/27/97 to 04/26/98
		Treasurer	01/01/96 to 01/26/97
Gary J. Ray	55	Executive Vice President Refrigerated Foods	11/01/99 to Present	1988
		Executive Vice President Operations	07/27/92 to 10/31/99
Eric A. Brown	55	Group Vice President Prepared Foods	12/02/96 to Present	1987
		Senior Vice President Meat Products	12/06/93 to 12/01/96
Steven G. Binder	44	Group Vice President Foodservice	10/30/00 to Present	1998
		Vice President Foodservice	11/02/98 to 10/29/00
		Director Foodservice Sales	12/30/96 to 11/01/98
		Foodservice Regional Sales Manager/ Corporate National Accounts Manager	10/04/93 to 12/29/96
Richard A. Bross	50	Group Vice President Hormel/President Hormel Foods International Corporation	10/29/01 to Present	1995
		Vice President Hormel/President Hormel Foods International Corporation	11/01/99 to 10/28/01
		Vice President Grocery Products	01/30/95 to 10/31/99
Jeffrey M. Ettinger	43	Group Vice President Hormel/President and Chief Operating Officer Jennie-O Turkey Store	10/29/01 to Present	1998
		Vice President Hormel/President and Chief Operating Officer Jennie-O Turkey Store	04/30/01 to 10/28/01
		Vice President Hormel/President and Chief Executive Officer Jennie-O Foods	01/31/00 to 04/29/01
		Vice President Hormel/Jennie-O Foods	11/01/99 to 01/30/00
		Treasurer	04/27/98 to 10/31/99
		Assistant Treasurer	11/24/97 to 04/26/98
		Special Assignment	09/08/97 to 11/23/97
		Grocery Products Product Manager	04/10/95 to 09/07/97
Ronald W. Fielding	48	Group Vice President Meat Products	11/01/99 to Present	1997
		Vice President Hormel/President Hormel Foods International Corporation	01/27/97 to 10/31/99
		President Hormel Foods International Corporation	01/01/96 to 01/26/97
James A. Jorgenson	57	Senior Vice President Corporate Staff	11/01/99 to Present	1990
		Vice President Human Resources	12/30/91 to 10/31/99
Mahlon C. Schneider	62	Senior Vice President External Affairs and General Counsel	11/01/99 to Present	1990
		Vice President and General Counsel	11/19/90 to 10/31/99
Thomas R. Day	43	Vice President Foodservice Sales	10/30/00 to Present	2000
		Director Foodservice Sales	11/02/98 to 10/29/00
		Director Dubuque Foods Incorporated Foodservice Sales and Marketing	03/07/94 to 11/01/98

Forrest D. Dryden	58	Vice President Research and Development	01/26/87 to Present	1987
Jody H. Feragen	45	Vice President and Treasurer	10/29/01 to Present	2000
		Treasurer	10/30/00 to 10/28/01
		Assistant Treasurer, National Computer Systems in Eden Prairie, Minnesota, a data collection and software company	12/01/95 to 10/30/00
Dennis B. Goettsch	48	Vice President Foodservice Marketing	10/30/00 to Present	2000
		Director Foodservice Marketing	10/01/90 to 10/29/00
Daniel A. Hartzog	50	Vice President Meat Products Sales	10/30/00 to Present	2000
		Director of Meat Products Business Development	07/03/00 to 10/29/00
		Meat Products Regional Sales Manager	09/19/88 to 07/02/00
Kurt F. Mueller	45	Vice President Fresh Pork Sales and Marketing	11/01/99 to Present	1999
		Director Fresh Pork Sales and Marketing	02/03/97 to 10/31/99
		Manager Logistics and Customer Service Refrigerated Products	03/06/95 to 02/02/97
Gary C. Paxton	56	Vice President Prepared Foods Operations	11/01/99 to Present	1992
		Vice President Manufacturing	01/27/92 to 10/31/99
Larry J. Pfeil	52	Vice President Engineering	11/01/99 to Present	1999
		Director of Engineering	01/04/99 to 10/31/99
		Corporate Manager Engineering	01/13/97 to 01/03/99
		Corporate Manager Plant Engineering	12/27/93 to 01/12/97
Douglas R. Reetz	47	Vice President Grocery Products Sales	11/01/99 to Present	1999
		Director Grocery Products Sales and Business Development	09/15/97 to 10/31/99
		Director Grocery Products Sales	01/04/93 to 09/14/97
James N. Sheehan	46	Vice President and Controller	05/01/00 to Present	1999
		Treasurer	11/01/99 to 04/30/00
		President Hormel Financial Services Corporation	09/21/98 to 10/31/99
		Corporate Manager Credit/Claims Hormel Financial Services Corporation	07/28/97 to 09/20/98
		Corporate Manager Credit/Claims	09/02/96 to 07/27/97
		Corporate Credit Manager	10/17/88 to 09/01/96
William F. Snyder	44	Vice President Refrigerated Foods Operations	11/01/99 to Present	1999
		Director Fresh Pork Operations	09/27/99 to 10/31/99
		Fremont Plant Manager	12/25/95 to 09/26/99
Joe C. Swedberg	46	Vice President Meat Products Marketing	11/01/99 to Present	1999
		Director Meat Products Marketing	01/04/93 to 10/31/99
Larry L. Vorpahl	38	Vice President Grocery Products Marketing	11/01/99 to Present	1999
		Director Grocery Products Marketing	09/30/96 to 10/31/99
		Group Product Manager Grocery Products	04/10/95 to 09/29/96
James W. Cavanaugh	52	Corporate Secretary and Senior Attorney	01/29/01 to Present	2001
		Assistant Secretary and Senior Attorney	01/29/90 to 01/28/01

No family relationship exists among the executive officers.

Executive officers are elected annually by the Board of Directors at the first meeting following the Annual Meeting of Stockholders. Vacancies may be filled and additional officers elected at any regular or special meeting.

Item 2. PROPERTIES

Location	Approximate Floor Space (Square Feet) Unless Noted	Owned or Leased	Lease Expiration Date
Hormel Foods Corporation
Slaughtering and Processing Plants
Austin, Minnesota
Slaughter	217,000	Owned
Processing	1,072,000	Owned
Fremont, Nebraska	654,000	Owned
Rochelle, Illinois	440,000	Owned
Processing Plants
Algona, Iowa	152,000	Owned
Aurora, Illinois	141,000	Owned
Beloit, Wisconsin	338,000	Owned
Ft. Dodge, Iowa	17,000	Owned
Houston, Texas	93,000	Owned
Knoxville, Iowa	130,000	Owned
Oklahoma City, Oklahoma	57,000	Owned
Osceola, Iowa	334,000	Owned
Quakertown, Pennsylvania	13,000	Owned
Stockton, California	139,000	Owned
Tucker, Georgia	259,000	Owned
Wichita, Kansas	81,000	Owned
Warehouse/Distribution Centers
Austin, Minnesota-Annex	83,000	Owned
Dayton, Ohio	140,000	Synthetic Lease	October, 2006
Eldridge, Iowa	280,000	Leased	October, 2005
Osceola, Iowa	233,000	Owned
Research and Development Center
Austin, Minnesota	59,000	Owned
Corporate Offices
Austin, Minnesota	203,000	Owned
Dan's Prize, Inc.
Browerville, Minnesota-Plant	52,000	Owned
Long Prairie, Minnesota-Plant	80,000	Owned

Jennie-O Turkey Store, Inc.
Plants
Barron, Wisconsin	372,000	Owned
Faribault, Minnesota	169,000	Owned
Golden Valley, Minnesota	23,000	Owned
Marshall, Minnesota	142,000	Owned
Melrose, Minnesota	124,000	Owned
Montevideo, Minnesota	85,000	Owned
Pelican Rapids, Minnesota	223,000	Owned
Willmar, Minnesota-Airport Plant	334,000	Owned
Willmar, Minnesota-Benson Ave.	79,000	Owned
Feed Mills
Atwater, Minnesota	19,000	Owned
Barron, Wisconsin	26,000	Owned
Dawson, Minnesota	37,000	Owned
Faribault, Minnesota	21,000	Owned
Henning, Minnesota	5,000	Owned
Northfield, Minnesota	17,000	Owned
Perham, Minnesota	26,000	Owned
Swanville, Minnesota	29,000	Owned
Other
Barron, Wisconsin-Hatchery	37,000	Owned
Detroit Lakes, Minnesota-Hatchery	24,000	Owned
Henning, Minnesota-Hatchery	22,000	Owned
Melrose, Minnesota-Warehouse	10,000	Owned
Turkey Farms	*14,672	Owned
Willmar, Minnesota-Gorton Ave. Warehouse	6,000	Owned
Willmar, Minnesota-Pacific Ave. Warehouse	19,000	Owned
Vista International Packaging, Inc.
Kenosha, Wisconsin-Plant	61,000	Owned
Mountain Prairie, LLC
Las Animas, Colorado-Hog Confinement Buildings	139,000	66.7% Owned
Beijing Hormel Foods Co. Ltd.
Beijing, China-Plant	57,000	50.1% Owned
Shanghai Hormel Foods Co. Ltd.
Shanghai, China-Plant	59,000	74.0% Owned

*Acres

Most of these properties are not exclusive to any one of the Company's segments and a few of the properties are utilized in all four segments of the Company. The Company has renovation or building projects in progress at Austin, Minnesota; Fremont, Nebraska; Rochelle, Illinois; Osceola, Iowa; and at various Jennie-O Turkey Store locations. The Company believes its operating facilities are well maintained and suitable for current production volumes and all volumes anticipated in the foreseeable future.

Item 3. LEGAL PROCEEDINGS

The Company knows of no pending material legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to shareholders during the fourth quarter of the 2001 fiscal year.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The high and low closing price of the Company's Common Stock and the dividends per share declared for each fiscal quarter of 2001 and 2000, respectively, are shown below:

2001	High	Low	Dividend
Fourth Quarter	$26.39	$21.73	$.0925
Third Quarter	25.25	19.52	.0925
Second Quarter	21.50	18.51	.0925
First Quarter	19.13	16.75	.0925

2000	High	Low	Dividend
Fourth Quarter	$16.87	$15.18	$.0875
Third Quarter	19.68	15.00	.0875
Second Quarter	19.40	14.12	.0875
First Quarter	22.28	19.25	.0875

All figures reflect two-for-one stock split approved by shareholders January 25, 2000.

Additional information about dividends, principal market of trade and number of stockholders on page 41 of the Annual Stockholders' Report for the year ended October 27, 2001, is incorporated herein by reference. The Company's Common Stock has been listed on the New York Stock Exchange since January 16, 1990.

Item 6. SELECTED FINANCIAL DATA

Selected Financial Data for the eleven years ended October 27, 2001, on pages 18 and 19 of the Annual Stockholders' Report for the year ended October 27, 2001, is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 20 through 26 of the Annual Stockholders' Report for the year ended October 27, 2001, is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information on the Company's exposure to market risk is included in the Management's Discussion and Analysis of Financial Condition and Results of Operations on page 27 of the Annual Stockholders' Report for the year ended October 27, 2001, is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements, including unaudited quarterly data, on pages 28 through 39 and the Report of Independent Auditors on page 39 of the Annual Stockholders' Report for the year ended October 27, 2001, are incorporated herein by reference.

Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information under "Election of Directors", contained on pages 4 and 5 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 29, 2002, is incorporated herein by reference.

Information concerning Executive Officers is set forth in Item 1(d) of Part I pursuant to Instruction 3, Paragraph (b) of Item 401 of Regulation S-K.

Item 11. EXECUTIVE COMPENSATION

Information for the year ended October 27, 2001, under "Executive Compensation" on pages 10 through 15 and "Compensation of Directors" on page 6 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 29, 2002, is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Ownership of securities of the Company by certain beneficial owners and management for the year ended October 27, 2001, as set forth on pages 8 and 9 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 29, 2002, is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information under "Other Information Relating to Directors, Nominees, and Executive Officers" for the year ended October 27, 2001, as set forth on page 17 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 29, 2002, is incorporated herein by reference.

PART IV

Item 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)
    (1) and (2)—The response to this portion of Item 14 is submitted as a separate section of this report.

    (3)
    List of Exhibits—The response to this portion of Item 14 is submitted as a separate section of this report.

    (b)
    The following Form 8-K was filed during the fourth quarter:

    Form 8-K was filed on October 8, 2001, announcing the promotion of several senior executives within the Company. Included in the promotions was the advancement of Michael J. McCoy from Senior Vice President and Chief Financial Officer to Executive Vice President and Chief Financial Officer.

    (c)
    The response to this portion of Item 14 is submitted as a separate section of this report.

    (d)
    The response to this portion of Item 14 is submitted as a separate section of this report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORMEL FOODS CORPORATION

By /s/ Joel W. Johnson	January 25, 2002

Joel W. Johnson, Chairman of the Board,	Date
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature to this report on Form 10-K appears below hereby constitutes and appoints each of Michael J. McCoy, Jody H. Feragen and Mark P. Kalvoda as his or her true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his or her behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file the Annual Report on Form 10-K and all amendments to this report on Form 10-K, and any and all instruments or documents filed as part of or in connection with this report on Form 10-K or the amendments hereto, and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

/s/ Joel W. Johnson Joel W. Johnson	1/25/02 Date	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ Michael J. McCoy Michael J. McCoy	1/25/02 Date	Executive Vice President Chief Financial Officer and Director (Principal Financial and Accounting Officer)
/s/ Gary J. Ray Gary J. Ray	1/25/02 Date	Executive Vice President Refrigerated Foods and Director
/s/ Eric A. Brown Eric A. Brown	1/25/02 Date	Group Vice President Prepared Foods and Director
/s/ John W. Allen John W. Allen	1/25/02 Date	Director

/s/ John R. Block John R. Block	1/25/02 Date	Director
/s/ William S. Davila William S. Davila	1/25/02 Date	Director
/s/ E. Peter Gillette Jr. E. Peter Gillette Jr.	1/25/02 Date	Director
/s/ Luella G. Goldberg Luella G. Goldberg	1/25/02 Date	Director
/s/ Joseph T. Mallof Joseph T. Mallof	1/25/02 Date	Director
/s/ Dakota A. Pippins Dakota A. Pippins	1/25/02 Date	Director
/s/ John G. Turner John G. Turner	1/25/02 Date	Director
/s/ Dr. Robert R. Waller Dr. Robert R. Waller	1/25/02 Date	Director

ANNUAL REPORT ON FORM 10-K

ITEM 14 (a) (1), (2), AND (3) AND ITEM 14 (c) AND (d)

LIST OF FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

FINANCIAL STATEMENT SCHEDULE

LIST OF EXHIBITS

YEAR ENDED OCTOBER 27, 2001

HORMEL FOODS CORPORATION

Austin, Minnesota

Item 14(a) (1), (2) and (3) and Item 14 (c) and (d)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

HORMEL FOODS CORPORATION

FINANCIAL STATEMENTS

The following consolidated financial statements of Hormel Foods Corporation included in the Annual Stockholders' Report for the Registrant to its stockholders for the year ended October 27, 2001, are incorporated herein by reference in Item 8 of Part II of this report:

Consolidated Statements of Financial Position—October 27, 2001 and October 28, 2000.

Consolidated Statements of Operations—Years Ended October 27, 2001, October 28, 2000 and October 30, 1999.

Consolidated Statements of Changes in Shareholders' Investment—Years Ended October 27, 2001, October 28, 2000, and October 30, 1999.

Consolidated Statements of Cash Flows—Years Ended October 27, 2001, October 28, 2000 and October 30, 1999.

Notes to Financial Statements—October 27, 2001.

Report of Independent Auditors

FINANCIAL STATEMENT SCHEDULES

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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

HORMEL FINANCIAL SERVICES CORPORATION

(Dollars in Thousands)

COLUMN A	COLUMN B	COLUMN C			COLUMN D			COLUMN E
		Additions
Classification	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts- Describe		Deductions- Describe			Balance at End of Period
Valuation reserve deduction from assets account:
Fiscal year ended October 27, 2001
Allowance for doubtful accounts receivable	$1,273	$1,041	$120	(3)	$ $	1,112 (71	(1) )(2)	$1,393
Fiscal year ended October 28, 2000
Allowance for doubtful accounts receivable	$1,273	$1,809	$-0-		$ $	1,994 (185	(1) )(2)	$1,273
Fiscal year ended October 30, 1999
Allowance for doubtful accounts receivable	$1,273	$1,071	$-0-		$ $	1,131 (60	(1) )(2)	$1,273

Note (1) - Uncollectible accounts written off.

Note (2) - Recoveries on accounts previously written off.

Note (3) - Increase in the reserve due to the inclusion of The Turkey Store Company accounts receivable.

LIST OF EXHIBITS

HORMEL FOODS CORPORATION

Number		Description of Document
2.1	*	Agreement and Plan of Merger and Plan of Reorganization dated January 22, 2001, by and among Hormel, Badger Acquisition Corporation, Jerome Foods, Inc. and Jerome K. Jerome. (Incorporated by reference to Hormel's Current Report on Form 8-K dated March 9, 2001, File No. 001-02402.)
3.1	*	Certificate of Incorporation as amended to date. (Incorporated by reference to Exhibit 3A-1 to Hormel's Annual Report on Form 10-K/A for the fiscal year ended October 28, 2000, File No. 001-02402.)
3.2	*	Bylaws as amended to date. (Incorporated by reference to Exhibit 3.2 to Hormel's Amendment No. 3 to Registration Statement on Form S-4, dated November 29, 2001, File No. 333-68498.)
4.1	*
Indenture dated as of June 1, 2001, between Hormel and U.S. Bank Trust National Association, as Trustee relating to certain outstanding debt securities. (Incorporated by reference to Exhibit 4.1 to Hormel's Registration Statement on Form S-4 dated, August 28, 2001, File No. 333-68498.)
4.2	*
Supplemental Indenture No. 1 dated as of June 4, 2001, to Indenture dated as of June 1, 2001, between Hormel and U.S. Bank Trust National Association, as Trustee, relating to certain outstanding debt securities. (Incorporated by reference to Exhibit 4.2 to Hormel's Registration Statement on Form S-4, dated August 28, 2001, File No. 333-68498.)
4.3	*
Letter of Representations dated June 5, 2001, among Hormel, U.S. Bank Trust National Association, as Trustee, and The Depository Trust Company relating to certain outstanding debt securities of Hormel. (Incorporated by reference to Exhibit 4.3 to Hormel's Registration Statement on Form S-4 dated August 28, 2001, File No. 333-68498.)
4.4	*
Pursuant to Item 601 (b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of holders of certain long-term debt are not filed. Hormel agrees to furnish copies thereof to the Securities and Exchange Commission upon request.
10.1	*
U.S. $150,000,000 Credit Agreement, dated as of October 25, 2001, between Hormel, the banks identified on the signature pages thereof, and Citicorp U.S.A. Inc., as Administrative Agent. (Incorporated by Reference to Exhibit 10.1 to Hormel's Current Report on Form 8-K dated November 6, 2001.)
10.2	*	Hormel Foods Corporation Operators' Shares Incentive Compensation Plan. (Incorporated by Reference to Appendix A to Hormel's definitive Proxy Statement filed on December 30, 1997, File No. 001-02402.)
10.3	*	Hormel Foods Corporation 2000 Stock Incentive Plan. (Incorporated by Reference to Exhibit A to Hormel's definitive Proxy Statement filed on December 30, 1999, File No. 001-02402.)
10.4	*	Hormel Foods Corporation Long-Term Incentive Plan. (Incorporated by Reference to Appendix B to Hormel's definitive Proxy Statement filed on December 30, 1997, File No. 001-02402.)
11.1	*
Statement re computation of per share earnings. (Incorporated by reference to Consolidated Statements of Operations and Note A of the Notes to Consolidated Financial Statements set forth in Exhibit 13.1 to the Annual Report to Stockholders for fiscal year ended October 27, 2001, dated October 27, 2001, File No. 001-02402.)
12.1	*
Computation of Ratio of Earnings to Fixed Charges. (Incorporated by reference to Exhibit 12.1 to Hormel's Amendment No. 3 to Registration Statement on Form S-4 dated November 29, 2001, File No. 333-68498.)
13.1	**	Pages 18 through 41 of the Annual Report to Stockholders for fiscal year ended October 27, 2001.
21.1	**	Subsidiaries of the Registrant.
23.1	**	Consent of Independent Auditors.
24.1	**	Power of Attorney.
99.1	**	Cautionary Statement Regarding Forward-Looking Statements and Risk Factors.
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
PART IV
  Item 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8–K
SIGNATURES
  Item 14(a) (1), (2) and (3) and Item 14 (c) and (d)
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES HORMEL FINANCIAL SERVICES CORPORATION (Dollars in Thousands)
LIST OF EXHIBITS HORMEL FOODS CORPORATION