Form 10-Q
period 2002-01-26
HORMEL FOODS CORP /DE/
filed 2002-03-12
CIK 48465

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended January 26, 2002	Commission File Number 1-2402

HORMEL FOODS CORPORATION

Incorporated Under the Laws of the State of Delaware	Fein #41-0319970

1 Hormel Place
Austin, Minnesota 55912-3680
Telephone - (507) 437-5546

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Outstanding at January 26, 2002
Common Stock	$.0586 par value	138,792,036
Common Stock Non-Voting	$.01 par value	-0-
Pages: This report contains twenty-one pages numbered sequentially from this cover page.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

HORMEL FOODS CORPORATION
STATEMENTS OF FINANCIAL POSITION
(In Thousands of Dollars)

	January 26, 2002	October 27, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$216,235	$186,276
Short-term marketable securities—at cost which approximates market	10,000	0
Accounts receivable	260,373	308,115
Inventories	360,144	355,114
Deferred income taxes	9,009	7,341
Prepaid expenses and other current assets	43,349	26,435

TOTAL CURRENT ASSETS	899,110	883,281
DEFERRED INCOME TAXES	10,869	0
GOODWILL	305,041	279,225
OTHER INTANGIBLES	62,358	99,453
INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	135,168	129,805
OTHER ASSETS	92,209	91,004
PROPERTY, PLANT AND EQUIPMENT
Land	21,967	21,967
Buildings	378,479	377,217
Equipment	845,286	837,496
Construction in progress	35,718	37,416

	1,281,450	1,274,096
Less allowance for depreciation	(611,910)	(594,166)

	669,540	679,930

	$2,174,295	$2,162,698

See notes to financial statements

HORMEL FOODS CORPORATION
STATEMENTS OF FINANCIAL POSITION
(In Thousands of Dollars)

	January 26, 2002	October 27, 2001
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES
Accounts payable	$161,750	$171,177
Accrued expenses	32,580	40,515
Accrued marketing expenses	54,474	43,102
Employee compensation	55,243	76,258
Taxes, other than federal income taxes	18,378	16,655
Dividends payable	13,580	12,910
Federal income tax	18,003	20,552
Current maturities of long-term debt	41,463	39,034

TOTAL CURRENT LIABILITIES	395,471	420,203
LONG-TERM DEBT—less current maturities	459,035	462,407
ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION	253,727	253,607
OTHER LONG-TERM LIABILITIES	29,734	30,140
DEFERRED INCOME TAXES	0	460
SHAREHOLDERS' INVESTMENT
Preferred stock, par value $.01 a share— authorized 80,000,000 shares; issued—none
Common stock, non-voting, par value $.01 a share— authorized 200,000,000 shares; issued—none
Common stock, par value $.0586 a share— authorized 400,000,000 shares;
issued 138,792,036 shares January 26, 2002
issued 138,663,289 shares October 27, 2001	8,133	8,126
Additional paid in capital	4,208	3,143
Accumulated other comprehensive loss	(23,349)	(25,861)
Retained earnings	1,047,336	1,010,473

TOTAL SHAREHOLDERS' INVESTMENT	1,036,328	995,881
	$2,174,295	$2,162,698

See notes to financial statements

HORMEL FOODS CORPORATION
STATEMENTS OF EARNINGS
(In Thousands of Dollars, Except Per Share Amounts)
(Unaudited)

	Three Months Ended January 26, 2002	Three Months Ended January 27, 2001
Net sales	$983,014	$891,247
Cost of products sold	736,762	680,478

GROSS PROFIT	246,252	210,769
Expenses:
Selling and delivery	138,669	126,295
Administrative and general	23,019	18,879

OPERATING INCOME	84,564	65,595
Other income and expenses:
Interest and investment income	1,739	3,583
Equity in earnings of affiliates	1,274	(860)
Interest expense	(8,291)	(3,171)

EARNINGS BEFORE INCOME TAXES	79,286	65,147
Provision for income taxes	28,935	23,615

NET EARNINGS	$50,351	$41,532

NET EARNINGS PER SHARE:
BASIC	$0.36	$0.30

DILUTED	$0.36	$0.30

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	138,733	138,565

DILUTED	140,487	139,584

See notes to financial statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

	Three Months Ended January 26, 2002	Three Months Ended January 27, 2001
OPERATING ACTIVITIES
Net earnings	$50,351	$41,532
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	20,335	15,449
Amortization of intangibles	325	1,442
Equity in earnings of affiliates	(1,273)	860
Provision for deferred income taxes	(753)	1,947
Loss on property/equipment sales and plant facilities	172	14
Changes in operating assets and liabilities net of acquisitions:
Decrease in accounts receivable	47,742	50,941
Increase in inventories and prepaid expenses and other Current assets	(21,944)	(29,331)
(Decrease) increase in accounts payable and accrued expenses	(28,119)	756

NET CASH PROVIDED BY OPERATING ACTIVITIES	66,836	83,610
INVESTING ACTIVITIES
Sale of held-to-maturity securities	0	6,239
Purchase of held-to-maturity securities	(10,000)	(275)
Acquisitions of businesses	0	(2,629)
Purchases of property/equipment	(11,121)	(25,258)
Proceeds from sales of property/equipment	1,039	1,256
Increase in investments, equity in affiliates, and other assets	(182)	(21,151)

NET CASH USED IN INVESTING ACTIVITIES	(20,264)	(41,818)
FINANCING ACTIVITIES
Proceeds from long-term debt	1,087	15,293
Principal payments on long-term debt	(5,956)	(5,992)
Dividends paid on common stock	(12,827)	(12,142)
Stock repurchase	0	(2,007)
Other	1,083	995

NET CASH USED IN FINANCING ACTIVITIES	(16,613)	(3,853)
INCREASE IN CASH AND CASH EQUIVALENTS	29,959	37,939
Cash and cash equivalents at beginning of year	186,276	100,646

CASH AND CASH EQUIVALENTS AT END OF QUARTER	$216,235	$138,585

See notes to financial statements

HORMEL FOODS CORPORATION
NOTES TO FINANCIAL STATEMENTS
(In Thousands, Except Per Share and Percentage Amounts)
(Unaudited)

NOTE A    BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. The balance sheet at October 27, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended October 27, 2001.

NOTE B    NEW ACCOUNTING PRONOUNCEMENTS

        The Company has adopted the provisions of Emerging Issues Task Force (EITF) Issues 00-14, "Accounting for Certain Sales Incentives" and 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer," in the first quarter of fiscal 2002. These EITF Issues provide that certain sales incentives and consideration paid by the Company to a retailer, such as slotting fees and cooperative advertising, are reductions of net sales. Prior to adoption, the Company recognized these expenditures as marketing expenses. To conform to current year presentation, prior year results have been appropriately reclassified. The result of these adoptions was a reclassification between marketing expenses and net sales with no impact on net income.

        The Company adopted SFAS Nos. 141 and 142 effective as of October 28, 2001. (See Note C).

NOTE C    GOODWILL AND INTANGIBLE ASSETS

        In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations," and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." These statements change the accounting for business combinations, goodwill and intangible assets. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria for recognizing intangible assets separate from goodwill. SFAS 142 provides that goodwill and other indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are deemed to have a definite life will continue to be amortized over their useful lives.

        The Company has elected to adopt early the provisions of SFAS 141 and 142, and has discontinued the amortization of its goodwill and indefinite-lived intangible assets effective with the end of our fiscal year on October 27, 2001. Had the provisions of SFAS 142 been in effect during the three months ended January 27, 2001, net earnings for that period would have increased by $1,245 or $.01 per share (basic and diluted).

        Carrying amounts, net of accumulated amortization, for other intangible assets as of January 26, 2002 and October 27, 2001 were $62,358 and $99,453, respectively, including indefinite-lived assets of $56,319 and $93,089, respectively. The decrease is due to $325 of amortization expense for the quarter and $36,770 of reclassifications to goodwill of certain intangible assets not meeting the criteria for separate recognition under SFAS 142.

        The carrying amount, net of accumulated amortization, for goodwill as of January 26, 2002 and October 27, 2001 was $305,041 and $279,225, respectively. The increase is due to reclassifications of certain intangible assets of $25,852 ($36,770 net of deferred taxes) noted above, less purchase accounting adjustments of $36.

        During the first quarter of fiscal 2002, the Company completed the required transitional impairment test of indefinite-lived intangible assets, with no impairment indicated. During the second quarter of fiscal 2002, the Company will perform the required transitional impairment test of goodwill. The Company does not believe the impairment testing will have any material effect on the results of operations or the financial position of the Company.

NOTE D    SHIPPING AND HANDLING COSTS

        Shipping and handling costs are recorded as selling and delivery expenses. Shipping and handling costs were $63,738 for the three-month period ended January 26, 2002 and $54,904 for the three-month period ended January 27, 2001.

NOTE E    EARNINGS PER SHARE DATA

        The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended
	January 26, 2002	January 27, 2001
Basic weighted-average shares outstanding	138,733	138,565
Net effect of dilutive stock options	1,754	1,020

Diluted weighted-average shares outstanding	140,487	139,585

NOTE F    COMPREHENSIVE INCOME

        Other comprehensive income (loss) consists of adjustment in minimum pension liability and foreign currency translation. Other comprehensive income (loss) was $2,512 for the three-month period ended January 26, 2002 and ($5,333) for the three-month period ended January 27, 2001. Total comprehensive income combines reported net earnings and other comprehensive income (loss). Total comprehensive income was $52,863 for the three-month period ended January 26, 2002 and $36,199 for the three-month period ended January 27, 2001.

NOTE G    INVENTORIES

        Principal components of inventories are:

	January 26, 2002	October 27, 2001
Finished products	$214,739	$217,128
Raw materials and work-in-process	107,621	102,802
Materials and supplies	71,382	68,451
LIFO reserve	(33,598)	(33,267)

Total	$360,144	$355,114

NOTE H    SEGMENT REPORTING

        The Company develops, processes and distributes a wide array of food products in a variety of markets. Under the criteria set forth by the accounting standard SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company reports its results in the following four segments: Grocery Products, Refrigerated Foods, Jennie-O Turkey Store and All Other.

        The Grocery Products segment primarily includes the processing, marketing and sale of shelf-stable food products sold predominately in the retail market.

        The Refrigerated Foods segment consists of the processing, marketing and sale of branded and unbranded pork products for the retail, foodservice and fresh customer markets. This segment also includes the manufacture, marketing and sale of nutritionally enhanced food products sold to hospitals, nursing homes and other health facilities. This segment includes the Meat Products and Foodservice business units and the Hormel HealthLabs operating segment.

        The Jennie-O Turkey Store segment primarily consists of the processing, marketing and sale of branded and unbranded turkey products for the retail, foodservice and fresh customer markets.

        The All Other segment consists of a variety of smaller, dissimilar business units and miscellaneous corporate sales. The activities of these businesses include the production, marketing and sale of beef products, food packaging (i.e., casings for dry sausage) and the manufacture, marketing and sale of Company products internationally. This segment includes operating segments: Dan's Prize, Inc., Vista International Packaging, Inc., and Hormel Foods International. In prior periods, this segment also included AFECO, a food equipment manufacturer, which was sold during the fourth quarter of fiscal year 2001.

        The Company does not allocate investment income, interest expense and interest income to its segments when measuring performance. The Company also retains various other income and unallocated expenses at corporate. These items are included below as "Net interest and investment income" and "General corporate (expense)/income" when reconciling to earnings before income taxes.

        Sales, reflecting the adoption of EITF 00-14 and 00-25 (for more information see Note B "New Accounting Pronouncements"), and operating profits for each of the Company's business segments and reconciliation to earnings before income taxes are set forth below:

	FIRST QUARTER ENDED
	2002 January 26, 2002	2001 January 27, 2001
Sales to Unaffiliated Customers
Grocery Products	$196,300	$191,392
Refrigerated Foods	530,652	518,772
Jennie-O Turkey Store*	202,318	131,358
All Other	53,744	49,725

Total	$983,014	$891,247

Intersegment Sales
Grocery Products	$14	$12
Refrigerated Foods	691	654
Jennie-O Turkey Store*	14,202	12,148
All Other	15,191	15,817

Total	$30,098	$28,631
Intersegment elimination	(30,098)	(28,631)

Total	$0	$0

Net Sales
Grocery Products	$196,314	$191,404
Refrigerated Foods	531,343	519,426
Jennie-O Turkey Store*	216,520	143,506
All Other	68,935	65,542
Intersegment elimination	(30,098)	(28,631)

Total	$983,014	$891,247

Segment Profit
Grocery Products	$36,942	$37,212
Refrigerated Foods	26,843	15,937
Jennie-O Turkey Store*	17,546	8,100
All Other	6,133	3,063

Total segment profit	$87,464	$64,312
Net interest and investment income	(6,551)	412
General corporate (expense)/income	(1,627)	423

Earnings before income taxes	$79,286	$65,147

*
The acquisition of The Turkey Store was completed in the second quarter of fiscal year 2001. Therefore, financial results for the quarter ended January 27, 2001 do not include the effects of The Turkey Store.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
                (In Thousands of Dollars, Except Per Share Amounts)

CRITICAL ACCOUNTING POLICIES

        Hormel Foods' discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates, on an on-going basis, its estimates for reasonableness as change occurs in our business environment. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Hormel Foods believes its critical accounting policies are limited to those described below:

  Revenue Recognition—The Company sells products on FOB plant (title passes to customer at Hormel's production facility) and FOB destination (title transfers to customer at customer's determined location) terms depending on the product line. In accordance with Staff Accounting Bulletin No. 101 (SAB 101), regardless of shipment terms, the Company recognizes revenues on product sales when title legally transfers to the customer. The Company does not invoice and hold product for its customers.

  Product shipments are supported by purchase orders received from customers that indicate the price for each product and for which collectibility from the customer is reasonably assured.

  Investments in and Receivables from Affiliates—This balance sheet line item consists of our investments in joint ventures, minority investments in privately and publicly held companies, and any receivables from these affiliated businesses.

  Investments in either private or publicly held entities are accounted for under the cost or equity method, whichever is appropriate for each particular investment. In accordance with Accounting Principles Board Opinion No. 18 (APB 18), the appropriate method is determined by ownership levels and our ability to exercise significant influence over the investee. If the Company determines it exercises significant influence, then we account for the investment on the equity method. These investments are regularly reviewed by the Company for impairment (as discussed under our impairment policy) and propriety of current accounting treatment.

  Certain of the Company's investments are accounted for under the equity method of investment accounting. As permitted by APB 18, the Company consistently lags some of the results of its equity investments up to three months, because the financial statements from our affiliates are not available for the Company to apply the equity method on a current basis. Hormel's largest equity investment, and its only investment in a publicly held company, is a 21.1 percent ownership interest in a Spanish company, Campofrio Alimentacion, S.A. This company's stock is publicly traded on the Madrid Stock Exchange.

  The Company regularly reviews its receivables from each affiliate for collectibility. Current and projected financial performance of an affiliate is reviewed to determine if amounts due from the affiliate are deemed collectible.

  Impairment—The Company reviews long-lived assets, such as property, plant, and equipment and definite-lived intangible assets, for impairment annually or whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with Statements of Financial Accounting Standards No. 121 (SFAS 121), when impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, Hormel reduces the carrying value to the estimated fair value as measured by the discounted cash flows.

  The Company reviews goodwill and other indefinite-lived intangible assets for impairment in accordance with Statements of Financial Accounting Standards No. 142 (SFAS 142). This review is performed annually or more frequently when events or changes in circumstances indicate that an asset may be impaired. Impairment of goodwill is realized when the carrying value of the asset exceeds the determined fair value of the segment in which the goodwill resides. Impairment of other indefinite-lived assets is realized when the carrying value of the asset exceeds the determined fair value of the indefinite-lived asset. The Company uses estimated future discounted cash flows to measure these fair values.

  In accordance with APB 18, the Company records an investment impairment charge when it believes an investment, accounted for under the cost or equity method, has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of these investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

  Inventory—The Company's inventories are valued at the lower of cost or market. The livestock and the materials portion of products are valued on the first-in, first-out (FIFO) method with the exception of the materials portion of turkey products, which are valued on the last-in, first-out (LIFO) method. Substantially all inventoriable expenses, packages and supplies are valued by the LIFO method. The Company reduces the inventory value by an allowance for excess and obsolete inventories. The estimated allowance is based on management's review of inventories on hand compared to estimated future usage and sales. This review is performed quarterly and is typically performed on a product by product basis.

RESULTS OF OPERATIONS
Overview

        The Company is a processor of branded and unbranded food products for the retail, foodservice and fresh customer markets. We operate in the following four segments:

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
All Other
This segment consists of a variety of smaller, dissimilar business units and miscellaneous corporate sales. These businesses produce, market and sell beef products, food packaging (i.e., casings for dry sausage) and manufacture, market and sell Company products internationally. This segment includes the operating segments: Dan's Prize, Inc., Vista International Packaging, Inc., and Hormel Foods International. In fiscal 2001, this segment included AFECO, a food equipment manufacturer, which was sold in the fourth quarter of fiscal year 2001.

Consolidated Results

        Net earnings for the first quarter of fiscal 2002 were $50,351 compared to $41,532 during the same quarter of 2001. Earnings per share for the quarter increased to $0.36 from $0.30 last year. The impact of Statements of Financial Accounting Standards No. 142 (SFAS 142), adopted by Hormel this quarter, which eliminated the amortization of goodwill and other indefinite-lived assets, would have increased fiscal 2001 first quarter net earnings $1.2 million, or $.01 per share (for more information see Note C "Goodwill and Intangible Assets"). Sales for the first quarter increased 10.3 percent to $983,014 from $891,247 in 2001. These sales figures reflect the reclassification of certain expenses, which were a result of Hormel's adoption of the Emerging Issues Task Force (EITF) 00-14 and 00-25 in the current quarter (for more information see Note B "New Accounting Pronouncements"). Tonnage volume increased 6.1 percent for the period compared to last year. Excluding the results of The Turkey Store Company and Diamond Crystal Brands Nutritional Products (Diamond Crystal), each of which was acquired during the second quarter of fiscal 2001, sales remained even with 2001 levels while tonnage volume decreased 3.9 percent. A decrease in tonnage volume occurred in the Refrigerated Foods and Jennie-O Turkey Store segments. (See "Segment Results" below.)

        The Company's continued emphasis on branded product sales contributed to an increased gross profit as a percent of sales to 25.1 percent from 23.6 percent experienced last year. The favorable results in gross profit were helped by a cash hog market which was 5.8 percent lower than the previous year's first quarter. Lower cash hog prices, however, are not fully realized by the Company due to the offsetting performance of the Company's hog procurement contracts.

        Selling and delivery expenses for the first quarter were $138,669 compared to $126,295 last year. The increase is primarily due to higher tonnage volume over the prior year, including new business realized as a result of The Turkey Store and Diamond Crystal acquisitions. As a percent of sales, selling and delivery expenses remained stable at 14.1 percent for the 2002 period compared to 14.2 percent for the same period in 2001. The Company expects these expenses as a percent of sales to remain consistent with these levels in future periods.

        Administrative and general expenses increased to $23,019 for the quarter from $18,879 in fiscal 2001. As a percent of sales, administrative and general expenses increased to 2.3 percent from 2.1 percent in fiscal 2001. Contributing to the increased expense were bad debts in the amount of $500 relating to Kmart. We expect administrative and general expenses, as a percent of sales, to remain around 2.3 percent in future periods.

        Equity in earnings of affiliates was $1,274 in fiscal 2002 compared to losses of $860 for the same period last year. The continuing improved performance of the Company's 49.0 percent owned joint venture, Carapelli USA, LLC and its 40.0 percent owned Philippines joint venture, Purefoods-Hormel Company, were the primary reasons for the increase in equity in earnings of affiliates.

        The effective tax rate for the first quarter of fiscal year 2002 was slightly higher at 36.49 percent compared to 36.25 percent for the same period of fiscal 2001. We expect the rate to be in the range of 35.75 to 36.25 percent for the remainder of the year.

Segment Results

        Segmented sales and profits for each of the Company's segments are set forth below. Additional segment financial information can be found in Note H of the Notes to Consolidated Financial Statements.

	THREE MONTHS ENDED
	January 26, 2002	January 27, 2001	% Change
Net Sales
Grocery Products	$196,300	$191,392	2.6
Refrigerated Foods	530,652	518,772	2.3
Jennie-O Turkey Store*	202,318	131,358	54.0
All Other	53,744	49,725	8.1

Total	$983,014	$891,247	10.3

Segment Profit
Grocery Products	$36,942	$37,212	(0.7)
Refrigerated Foods	26,843	15,937	68.4
Jennie-O Turkey Store*	17,546	8,100	116.6
All Other	6,133	3,063	100.2

Total Segment Profit	$87,464	$64,312	36.0
Net interest and investment income	(6,551)	412	(1,690.0)
General corporate (expense)/income	(1,627)	423	(484.6)

Earnings before income taxes	$79,286	$65,147	21.7

*
The acquisition of The Turkey Store was completed in the second quarter of fiscal year 2001. Therefore, financial results for the quarter ended January 27, 2001 do not include the effects of The Turkey Store.

Grocery Products

        The Grocery Products segment consists primarily of processing, marketing and sale of shelf-stable food products sold predominately in the retail market.

        Sales by the Grocery Products segment increased 2.6 percent and sales tonnage volume was up 5.2 percent for the quarter compared to the comparable fiscal 2001 quarter. Segment profit for the Grocery Products segment remained relatively flat for the two quarters at about $37,000. The slightly lower segment profit as a percent of sales is the result of aggressive promotional programs in the current quarter. The increased promotional activity extends across several product lines within this segment. The Company expects increased margins to outpace increased promotional expenses in the remaining quarters of fiscal 2002.

        Many of the Company's core brands, including Stagg chili, Hormel bacon bits, Dinty Moore brands and SPAM luncheon meat, reported solid sales gains over the prior year's first quarter results. A strong performance was also experienced by the segment's ethnic category of products realizing a 7.0 percent sales increase over fiscal 2001. The Company's ethnic category is represented by products such as Chi-Chi's and Herdez (Mexican), House of Tsang (Asian), Marrakesh Express and Peloponnese (Mediterranean), and Carapelli olive oil (Italian). Herdez brands led the way with sales up 23.1 percent over fiscal 2001. The Company expects the ethnic category's growth trend to continue for the foreseeable future based on continued marketing efforts and the domestic population trend.

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

        Refrigerated Foods sales increased 2.3 percent while sales tonnage volume decreased 4.4 percent for the quarter compared to the comparable fiscal 2001 period. Segment profit for the Refrigerated Foods segment increased 68.4 percent compared to last year's comparable period. The Company's continued focus on value-added products over commodity items led to the sales growth and strong profit gains even as sales tonnage volume declined. Lower cash hog prices also contributed to a higher segment profit but were partially offset by the Company's supplier hog contracts, which negatively impacted segment profit by approximately $18,000. The Company expects cash hog prices to rise in future periods creating some pressure on product margins.

        Slaughter levels declined during the quarter to 1,948,000 hogs from 1,983,000 hogs for the comparable period last year. The decrease was the result of discontinuing the Company's second shift slaughter at the Rochelle, Illinois plant, in the second quarter of fiscal 2001, allowing for the shifting of resources to expand production of higher margin, value-added products such as bacon, hams and other refrigerated items.

        The Meat Products business unit continues to provide profit growth to the Refrigerated Foods segment as sales of value-added products grow and replace commodity products. The Company's flavored meats line of fresh pork products increased its volume 25.0 percent over last year's first quarter. Another strong performer for the quarter was the Company's premium deli business, which includes Hormel party trays and the Dilusso Deli Company line of premium deli meats.

        The Foodservice business unit is beginning to see some improvement over the previous year as tonnage volume increased 1.0 percent. The restaurant and away-from-home dining industry began weakening mid-year fiscal 2001 as a result of the softening economy, causing a reduction in away-from-home meal spending, and then came under further pressure due to consumers' reactions to the September 11 terrorist attacks. Product lines with strong first quarter growth over last year were Always Tender pork and Bread Ready sliced meats along with the continued growth in the recently introduced Austin Blues rib tips. The Company expects the away-from-home meal category to continue to strengthen in future periods as the economy strengthens.

        The Hormel HealthLabs operating segment enhanced overall segment results primarily due to the successful integration and operation of the second quarter, fiscal 2001 acquisition of Diamond Crystal Brands Nutritional Products (Diamond Crystal), which the Company acquired during the second quarter of fiscal year 2001. Hormel HealthLabs operating segment sales increased 273.0 percent over the first quarter results in fiscal 2001. Excluding the acquisition of Diamond Crystal, sales increased 6.9 percent over last year's comparable results.

Jennie-O Turkey Store

        The Jennie-O Turkey Store (JOTS) segment consists primarily of processing, marketing and sale of branded and unbranded turkey products for the retail, foodservice and fresh customer markets.

        JOTS sales increased 54.0 percent while sales tonnage volume increased 48.1 percent compared to the first quarter of fiscal 2001. Segment profit for JOTS increased 116.6 percent for the quarter compared to the first quarter of fiscal 2001. The acquisition, during the second quarter of fiscal year 2001, and subsequent merger of The Turkey Store into this segment has provided a substantial increase to all segment measures. Combined sales tonnage volume for the Jennie-O Foods and The Turkey

Store operations was down 4.2 percent for the quarter compared to the combined operations in first quarter 2001. The decrease was a result of the planned discontinuation of commodity sales that did not meet the Company's profit objectives.

        JOTS continues to realize anticipated synergies with the merger of The Turkey Store into Jennie-O Foods. One-time costs of about $500 were incurred this quarter to finish streamlining JOTS' network of processing facilities, which will reduce future processing costs.

        This segment's profit was also enhanced by strong tonnage volume growth in branded, value-added products such as Jennie-O marinated tenders, Turkey Store Italian and Mexican flavored ground turkey and Jennie-O Cajun fried rotisserie turkey, which were all introduced in 2001. A new line of products introduced this quarter, which should provide additional growth in future periods, was Jennie-O Turkey Store So Easy refrigerated entrees.

All Other

        The All Other segment consists of a variety of smaller, dissimilar business units and miscellaneous corporate sales. These businesses produce, market and sell beef products, food packaging (i.e. casings for dry sausage) and manufacture, market and sell Company products internationally. The All Other segment includes the operating segments: Dan's Prize, Inc., Vista International Packaging, Inc. (Vista), AFECO and Hormel Foods International (HFI). During the fourth quarter of fiscal 2001, the Company sold AFECO, its food equipment manufacturer, which was included in this segment in prior periods.

        All Other sales increased 8.1 percent and sales tonnage volume increased 11.8 percent compared to the comparable first quarter of fiscal 2001. First quarter segment profit increased 100.2 percent over the comparable period of fiscal 2001. Strong HFI export sales, particularly to the Philippines and Japan, helped create the positive results over fiscal 2001. Branded products experiencing notable international gains included SPAM luncheon meat, Kid's Kitchen microwave meals, Stagg chili, Hormel pre-cooked bacon and various Jennie-O Turkey Store products. The Company's Philippine joint venture, Purefoods-Hormel Company, also produced strong financial results with operating profits up 15.4 percent over the first quarter of fiscal 2001.

        The segment's profit was also enhanced by the favorable results of Vista, the company's food packaging subsidiary, compared to the first quarter of fiscal 2001. Vista is accomplishing this increased profitability by improving production efficiencies and reducing overhead in all areas of the business. These positive results have more than offset a small decline in the profits of Dan's Prize, the Company's beef producer, which continues to be affected by the slowdown in away-from-home meal spending.

Unallocated Income and Expenses

        The Company does not allocate investment income, interest expense and interest income to its segments when measuring performance. The Company also retains various other income and unallocated expenses at corporate. These items are included in the segment table for the purpose of reconciling segment results to earnings before income taxes.

        Net interest and investment income for first quarter fiscal 2002 was a net expense of $6,551 compared to net income of $412 in the comparable quarter of fiscal 2001. The expense increases are attributed to increased interest expense, due to higher debt levels, and reduced interest income, due to lower yields on short-term investment securities.

        General corporate expense/income for first quarter fiscal 2002 was an expense of $1,627 compared to income of $423 for the comparable period in fiscal 2001. The increased general corporate expense is due to increased bad debts as well as overall increases in unallocated corporate expenses.

Related Party Transactions

        In the ordinary course of business, the Company purchases hogs (less than 0.15 percent of the Company's Fiscal 2001 total hog purchases) at the same prices paid by the Company to its other spot market hog suppliers, from Block Farms, a partnership partially owned by Mr. John R. Block, who serves on the Hormel Food Corporation's Board of Directors. Certain employees of the company provide administrative services to The Hormel Foundation, which beneficially owns more than five percent of the Company's Common Stock, for which The Hormel Foundation reimburses the Company for its fully allocated cost for the employee time expended.

LIQUIDITY AND CAPITAL RESOURCES

        Ratio comparisons at the end of the first quarter of 2002 and 2001, which demonstrate the Company's financial position, are as follows:

	End of Quarter
	1st Quarter 2002	1st Quarter 2001
Liquidity Ratios
Current ratio	2.3	2.1
Receivables turnover	13.8	13.4
Days sales in receivables	24.2	24.7
Inventory turnover	8.2	9.8
Days sales in inventory	44.6	37.2
Leverage Ratio
Long-term debt to equity	48.3%	20.9%
Operating Ratios
Pre-tax profit to net worth	31.2%	29.4%
Pre-tax profit to total assets	14.6%	15.8%

        Cash, cash equivalents and short-term marketable securities were $226,235 at the end of the first quarter of fiscal year 2002, compared to $138,585 at the end of the comparable fiscal 2001 period. Long-term debt, including current maturities, increased from $186,882 at January 27, 2001 to $500,498 at January 26, 2002. In June 2001, the Company issued $350,000 of 6 5/8 percent senior unsecured notes due June 2011, the proceeds of which were used to repay short-term borrowings that partially financed The Turkey Store and Diamond Crystal acquisitions in fiscal 2001. This issuance of debt increased the Company's long-term debt to equity ratio to 48.3 percent, at the end of the current quarter, from 20.9 percent after the same quarter of fiscal 2001.

        Cash provided by operations was $66,836 in the first quarter of fiscal 2002 compared to $83,610 in the same period of fiscal 2001. Earnings before depreciation and amortization were up $12,588 over the same period last year. Changes during the first quarter in accounts receivable, inventories and other current assets are consistent with the first quarter of fiscal 2001. The unfavorable change in this quarter's inventory ratios, compared to a year ago, is the result of inventory build-up for an earlier 2002 Easter holiday and management's decision to move previously custom-manufactured product into the Company's production process. The change in current liabilities (constituting accounts payable and accrued expenses), which is not consistent with fiscal 2001, is primarily attributed to an interest payment on the Company's $350,000 of 6 5/8 percent notes and the delayed payment of fiscal year 2001 federal income taxes. Cash flow from operating activities provides the Company with its principal source of liquidity. The Company does not anticipate risk to cash flow from this source in the foreseeable future because we operate in a stable industry and have strong products across several product lines.

        Cash used in investing activities is down to $20,264 from $41,818 in first quarter of fiscal 2001. The lower cash outflow is due to reduced investment and reduced spending on fixed assets. The Company expects fixed asset spending will increase in the following periods with total fiscal 2002 expenditures estimated to be $100,000.

        Cash used in financing activities increased to $16,613 in first quarter fiscal 2002 from $3,853 in the same period of fiscal 2001. Except for loan proceeds received in the first quarter of fiscal 2001, this activity is consistent with that of last year. The Company did not repurchase any shares of stock in the first quarter of fiscal 2002 under its repurchase plan approved in September 1998. Total shares purchased under the currently approved 10,000,000 share repurchase plan are 9,458,691 shares.

        The Company opened a new $14,500 distribution center under a synthetic lease agreement at the end of its third quarter, fiscal 2001 in Dayton, Ohio. This 6-year lease, with a 1-year renewal option, requires annual rent payments of about $350. The Company has the option to discontinue this lease arrangement at any time after October 17, 2002, at which time the Company would purchase the facility at the original cost of $14,500. When the lease expires, the Company guarantees the lessor a minimum fair market value of $12,300.

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

        Exhibit 99.1 to the Annual Report on Form 10-K for year ended October 27, 2001 provides the full text of the Company's cautionary statement relevant to forward-looking statements and information for the purpose of "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, and is incorporated by reference into this report.

Item 3.    Quantitative and Qualitative Disclosure about Market Risks

        A principal market risk affecting the Company is the exposure to changes in interest rates on the Company's fixed-rate, long-term debt. Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10.0 percent decrease in interest rates, and amounts to approximately $17,288. The fair values of the Company's long-term debt were estimated using discounted future cash flows based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

        While the Company does have international operations and operates in international markets, it considers its market risk in such activities to be immaterial.

        The Company's earnings are affected by fluctuations in the live hog market. To minimize the impact on earnings, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 15 years. The contract formula is based on hog production costs. Purchased hogs under contract account for 75 percent and 73 percent of the total hogs purchased by the Company through three months of 2002 and 2001, respectively. A hypothetical 10 percent change in the cash market would have impacted approximately 25 percent and 27 percent of the hogs purchased to-date in 2002 and 2001, respectively, and would have had an immaterial effect on the Company's results. The contracts reduce volatility in hog prices and ensure a steady supply of quality hogs.

        The Company raises or contracts on a yearly basis for live turkeys. This reduces market risk from fluctuations in a live turkey market.

PART II—OTHER INFORMATION

HORMEL FOODS CORPORATION

Item 1.	Legal Proceedings
The Company knows of no pending material legal proceedings.
Item 4.	Results of Votes of Security Holders
None.
Item 6.	Exhibits and Reports on Form 8-K
(a) Exhibits
None
(b) Reports on Form 8-K

Form 8-K was filed on November 6, 2001, reporting that Hormel Foods Corporation entered into an unsecured three-year revolving credit facility in the amount of $150,000,000 on October 25, 2001. The credit facility will be used for commercial paper backup and general corporate purposes excluding financing for any acquisition not approved by the board of directors of the target company.

Form 8-K/A was filed on November 28, 2001. As a result of discussions with the Securities and Exchange Commission, the Company amended portions of its Form 8-K/A, dated February 24, 2001, pertaining to the acquisition of The Turkey Store Company. The Company removed some of the expenses formerly included as pro forma adjustments to administrative and general expenses and provided more detailed Notes to Unaudited Pro Forma Condensed Combined Financial Statements than were previously supplied.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HORMEL FOODS CORPORATION (Registrant)

Date: March 12, 2002	By:	/s/ M. J. MCCOY M. J. McCOY Executive Vice President and Chief Financial Officer

Date: March 12, 2002	By:	/s/ J. N. SHEENAN J. N. SHEEHAN Vice President and Controller

QuickLinks

FORM 10-Q
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
STATEMENTS OF FINANCIAL POSITION
STATEMENTS OF EARNINGS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS
  NOTE A BASIS OF PRESENTATION
  NOTE B NEW ACCOUNTING PRONOUNCEMENTS
  NOTE C GOODWILL AND INTANGIBLE ASSETS
  NOTE D SHIPPING AND HANDLING COSTS
  NOTE E EARNINGS PER SHARE DATA
  NOTE F COMPREHENSIVE INCOME
  NOTE G INVENTORIES
  NOTE H SEGMENT REPORTING
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
CRITICAL ACCOUNTING POLICIES
RESULTS OF OPERATIONS
Related Party Transactions
LIQUIDITY AND CAPITAL RESOURCES
FORWARD-LOOKING STATEMENTS
  Item 3. Quantitative and Qualitative Disclosure about Market Risks
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Item 4. Results of Votes of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES