Form 10-Q
period 2002-04-27
HORMEL FOODS CORP /DE/
filed 2002-06-11
CIK 48465

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended April 27, 2002	Commission File Number 1-2402

HORMEL FOODS CORPORATION

Incorporated Under the Laws of the State of Delaware	Fein #41-0319970

1 Hormel Place
Austin, Minnesota 55912-3680
Telephone — (507) 437-5546

None
(Former name, former address and former fiscal year, if changed since last report.)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Outstanding at April 27, 2002
Common Stock	$.0586 par value	138,839,524
Common Stock Non-Voting	$.01 par value	-0-

Pages: This report contains twenty-one pages numbered sequentially from this cover page.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

HORMEL FOODS CORPORATION

STATEMENTS OF FINANCIAL POSITION

(In Thousands of Dollars)

	April 27, 2002	October 27, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$293,961	$186,276
Short-term marketable securities—at cost which approximates market	5,000	0
Accounts receivable	242,890	308,115
Inventories	346,365	355,114
Deferred income taxes	8,807	7,341
Prepaid expenses and other current assets	35,841	26,435

TOTAL CURRENT ASSETS	932,864	883,281
DEFERRED INCOME TAXES	15,604	0
GOODWILL	310,978	279,225
OTHER INTANGIBLES	56,772	99,453
INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	132,081	129,805
OTHER ASSETS	93,633	91,004
PROPERTY, PLANT AND EQUIPMENT
Land	21,967	21,967
Buildings	383,436	377,217
Equipment	856,146	837,496
Construction in progress	30,265	37,416

	1,291,814	1,274,096
Less allowance for depreciation	(629,826)	(594,166)

	661,988	679,930

TOTAL ASSETS	$2,203,920	$2,162,698

See notes to financial statements

HORMEL FOODS CORPORATION

STATEMENTS OF FINANCIAL POSITION

(In Thousands of Dollars)

	April 27, 2002	October 27, 2001
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES
Accounts payable	$147,554	$171,177
Accrued expenses	41,726	40,515
Accrued marketing expenses	52,744	43,102
Employee compensation	67,728	76,258
Taxes, other than federal income taxes	15,025	16,655
Dividends payable	13,602	12,910
Federal income tax	28,594	20,552
Current maturities of long-term debt	77,941	39,034

TOTAL CURRENT LIABILITIES	444,914	420,203
LONG-TERM DEBT—less current maturities	420,499	462,407
ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION	253,727	253,607
OTHER LONG-TERM LIABILITIES	30,087	30,140
DEFERRED INCOME TAXES	0	460
SHAREHOLDERS' INVESTMENT
Preferred stock, par value $.01 a share— authorized 80,000,000 shares; issued—none
Common stock, non-voting, par value $.01 a share— authorized 200,000,000 shares; issued—none
Common stock, par value $.0586 a share— authorized 400,000,000 shares; issued 138,839,524 shares April 27, 2002 issued 138,663,289 shares October 27, 2001	8,136	8,126
Additional paid in capital	4,315	3,143
Accumulated other comprehensive loss	(24,290)	(25,861)
Retained earnings	1,066,532	1,010,473

TOTAL SHAREHOLDERS' INVESTMENT	1,054,693	995,881

	$2,203,920	$2,162,698

See notes to financial statements

HORMEL FOODS CORPORATION

STATEMENTS OF EARNINGS

(In Thousands of Dollars, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	April 27, 2002	April 28, 2001	April 27, 2002	April 28, 2001
Net sales	$954,627	$961,792	$1,937,641	$1,853,039
Cost of products sold	730,570	752,419	1,467,332	1,432,897

GROSS PROFIT	224,057	209,373	470,309	420,142
Expenses:
Selling and delivery	145,533	124,979	284,202	251,274
Administrative and general	23,021	19,546	46,040	38,425

OPERATING INCOME	55,503	64,848	140,067	130,443
Other income and expenses:
Interest and investment income	1,457	2,097	3,196	5,680
Equity in earnings of affiliates	2,725	1,245	3,999	385
Interest expense	(8,123)	(7,164)	(16,414)	(10,335)

EARNINGS BEFORE INCOME TAXES	51,562	61,026	130,848	126,173
Provision for income taxes	18,822	22,132	47,757	45,747

NET EARNINGS	$32,740	$38,894	$83,091	$80,426

NET EARNINGS PER SHARE:
BASIC	$0.24	$0.28	$0.60	$0.58

DILUTED	$0.23	$0.28	$0.59	$0.58

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	138,819	138,672	138,776	138,618

DILUTED	140,603	140,002	140,545	139,793

See notes to financial statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(Unaudited)

	Six Months Ended
	April 27, 2002	April 28, 2001
OPERATING ACTIVITIES
Net earnings	$83,091	$80,426
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	40,858	33,765
Amortization of intangibles	450	4,806
Equity in earnings of affiliates	(3,999)	(385)
Provision for deferred income taxes	(5,831)	5,774
Loss on property/equipment sales and plant facilities	576	166
Changes in operating assets and liabilities net of acquisitions:
Decrease in accounts receivable	65,225	44,465
Increase in inventories and prepaid expenses and other current assets	(657)	(15,586)
(Decrease) increase in accounts payable and accrued expenses	(14,821)	17,590

NET CASH PROVIDED BY OPERATING ACTIVITIES	164,892	171,021
INVESTING ACTIVITIES
Sale of held-to-maturity securities	5,000	6,239
Purchase of held-to-maturity securities	(10,000)	(275)
Acquisitions of businesses	(476)	(433,571)
Purchases of property/equipment	(24,791)	(40,046)
Proceeds from sales of property/equipment	1,334	1,752
Decrease (increase) in investments, equity in affiliates, and other assets	2,318	(20,437)
Dividends from affiliates	0	1,399

NET CASH USED IN INVESTING ACTIVITIES	(26,615)	(484,939)
FINANCING ACTIVITIES
Proceeds from long-term debt	1,257	317,045
Principal payments on long-term debt	(6,693)	(9,707)
Dividends paid on common stock	(26,350)	(24,949)
Stock repurchase	(45)	(2,496)
Other	1,239	2,757

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(30,592)	282,650
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	107,685	(31,268)
Cash and cash equivalents at beginning of year	186,276	100,646

CASH AND CASH EQUIVALENTS AT END OF QUARTER	$293,961	$69,378

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

NOTE B            NEW ACCOUNTING PRONOUNCEMENTS

        The Company adopted the provisions of Emerging Issues Task Force (EITF) Issues 00-14, "Accounting for Certain Sales Incentives" and 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer," effective with the beginning of fiscal year 2002. These EITF Issues provide guidance to the effect that certain sales incentives and consideration paid by the Company to a retailer, such as slotting fees and cooperative advertising, are reductions of net sales. Prior to adoption, the Company recognized these expenditures as marketing expenses. To conform to current year presentation, prior year results have been appropriately reclassified. The result of these adoptions was a reclassification between marketing expenses and net sales with no impact on net income.

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or the normal operations of long-lived assets, except for certain obligations of lessees. The Company is currently analyzing this statement and plans to adopt its guidance beginning in fiscal year 2003. At this time, the Company anticipates its adoption will not have a material impact on the Company's financial statements.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." Though SFAS No. 144 retains the basic guidance of SFAS No. 121, regarding when and how to measure an impairment loss, it provides additional implementation guidelines. The Company will adopt this statement in the first quarter of fiscal year 2003 and does not believe its adoption will have a material impact on the Company's financial statements.

        The Company adopted SFAS Nos. 141 and 142 effective as of October 28, 2001. (See Note C)

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

        The Company has elected to adopt early the provisions of SFAS 141 and 142, and has discontinued the amortization of its goodwill and indefinite-lived intangible assets effective with the end of our fiscal year on October 27, 2001. Had the provisions of SFAS 142 been in effect during the three and six-month periods ended April 28, 2001, net earnings would have increased $2,859 or $.02 per share (basic and diluted) and $4,104 or $.03 per share (basic) and $.02 per share (diluted), respectively.

        Carrying amounts, net of accumulated amortization, for other intangible assets as of April 27, 2002 and October 27, 2001 were $56,772 and $99,453, respectively, including indefinite-lived assets of $51,059 and $93,089, respectively. The decrease in other intangibles is due to $450 of amortization expense, purchase accounting adjustments of $5,461 resulting from final appraisals, and $36,770 of reclassifications to goodwill of certain intangible assets not meeting the criteria for separate recognition under SFAS 142.

        The carrying amount, net of accumulated amortization, for goodwill as of April 27, 2002 and October 27, 2001 was $310,978 and $279,225, respectively. The increase is due to $476 of goodwill acquired in fiscal year 2002, reclassifications of certain intangible assets of $25,852 ($36,770 net of deferred taxes) noted above, and purchase accounting adjustments of $5,425.

        During the first two quarters of fiscal 2002, the Company completed the required transitional impairment tests of indefinite-lived intangible assets and goodwill with no impairment indicated.

NOTE D            SHIPPING AND HANDLING COSTS

        Shipping and handling costs are recorded as selling and delivery expenses. Shipping and handling costs were $68,503 and $132,241 for the quarter and six months ended April 27, 2002 compared to $55,902 and $110,806 for the quarter and six months ended April 28, 2001.

NOTE E            EARNINGS PER SHARE DATA

        The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	April 27, 2002	April 28, 2001	April 27, 2002	April 28, 2001
Basic weighted-average shares outstanding	138,819	138,672	138,776	138,618
Net effect of dilutive stock options	1,784	1,330	1,769	1,175

Diluted weighted-average shares outstanding	140,603	140,002	140,545	139,793

NOTE F            COMPREHENSIVE INCOME

        Other comprehensive income (loss) consists of adjustment in minimum pension liability and foreign currency translation. Other comprehensive (loss) income was ($941) and $1,571 for the three and six months ended April 27, 2002 and $1,407 and ($3,926) for the three and six months ended April 28, 2001. Total comprehensive income combines reported net earnings and other comprehensive income (loss). Total comprehensive income was $31,799 and $84,662 for the three and six months ended April 27, 2002 and $40,301 and $76,500 for the three and six months ended April 28, 2001.

NOTE G            INVENTORIES

        Principal components of inventories are:

	April 27, 2002	October 27, 2001
Finished products	$208,652	$217,128
Raw materials and work-in-process	102,964	102,802
Materials and supplies	68,692	68,451
LIFO reserve	(33,943)	(33,267)

Total	$346,365	$355,114

NOTE H            SEGMENT REPORTING

        The Company develops, processes, and distributes a wide array of food products in a variety of markets. Under the criteria set forth by the accounting standard SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company reports its results in the following four segments: Grocery Products, Refrigerated Foods, Jennie-O Turkey Store and All Other.

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

        The Company does not allocate investment income, interest expense or interest income to its segments when measuring performance. The Company also retains various other income and unallocated expenses at corporate. These items are included below as "Net interest and investment income" and "General corporate (expense)/income" when reconciling to earnings before income taxes.

        Sales, reflecting the adoption of EITF 00-14 and 00-25 (for more information see Note B "New Accounting Pronouncements"), and operating profits for each of the Company's business segments and reconciliation to earnings before income taxes are set forth below:

	Three Months Ended		Six Months Ended
	April 27, 2002	April 28, 2001	April 27, 2002	April 28, 2001
Sales to Unaffiliated Customers
Grocery Products	$185,348	$174,058	$381,649	$365,450
Refrigerated Foods	510,935	545,695	1,041,586	1,064,467
Jennie-O Turkey Store*	213,648	190,214	415,966	321,572
All Other	44,696	51,825	98,440	101,550

Total	$954,627	$961,792	$1,937,641	$1,853,039

Intersegment Sales
Grocery Products	$17	$18	$31	$30
Refrigerated Foods	674	579	1,365	1,233
Jennie-O Turkey Store*	16,351	16,423	30,553	28,571
All Other	16,208	18,351	31,399	34,168

Total	$33,250	$35,371	$63,348	$64,002
Intersegment elimination	(33,250)	(35,371)	(63,348)	(64,002)

Total	$0	$0	$0	$0

Net Sales
Grocery Products	$185,365	$174,076	$381,680	$365,480
Refrigerated Foods	511,609	546,274	1,042,951	1,065,700
Jennie-O Turkey Store*	229,999	206,637	446,519	350,143
All Other	60,904	70,176	129,839	135,718
Intersegment elimination	(33,250)	(35,371)	(63,348)	(64,002)

Total	$954,627	$961,792	$1,937,641	$1,853,039

Segment Profit
Grocery Products	$26,629	$22,152	$63,570	$59,364
Refrigerated Foods	13,018	23,986	39,861	39,923
Jennie-O Turkey Store*	15,659	11,112	33,205	19,212
All Other	5,988	4,974	12,121	8,037

Total segment profit	$61,294	$62,224	$148,757	$126,536
Net interest and investment income	(6,666)	(5,067)	(13,218)	(4,655)
General corporate (expense)/income	(3,066)	3,869	(4,691)	4,292

Earnings before income taxes	$51,562	$61,026	$130,848	$126,173

*
The acquisition of The Turkey Store was completed in the second quarter of fiscal year 2001. Financial results for the three and six months ended April 28, 2001 only include two months of The Turkey Store operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
            (In Thousands of Dollars, Except Per Share Amounts)

CRITICAL ACCOUNTING POLICIES

        There has been no material change in the Company's Critical Accounting Policies, as disclosed in its Quarterly Report on Form 10-Q for the quarter ended January 26, 2002.

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

Consolidated Results

        Net earnings for the second quarter of fiscal 2002 were $32,740 compared to $38,894 during the same quarter of 2001. Diluted earnings per share for the quarter decreased to $0.23 from $0.28 last year. The impact of SFAS No. 142, adopted by Hormel first quarter 2002, which eliminated the amortization of goodwill and other indefinite-lived assets, would have increased fiscal 2001 second quarter net earnings $2,859 or $.02 per diluted share (for more information see Note C "Goodwill and

Intangible Assets"). Sales for the second quarter decreased slightly to $954,627 in 2002 from $961,792 in 2001. These sales figures reflect the reclassification of certain expenses, which were a result of Hormel's adoption of the EITF 00-14 and 00-25 in the first quarter of 2002 (for more information see Note B "New Accounting Pronouncements"). Tonnage volume decreased 1.2 percent for the second quarter compared to the same quarter of last year. Excluding The Turkey Store Company's February, 2002 results and three months of Diamond Crystal Brands Nutritional Products (Diamond Crystal), which enables an accurate comparison because these businesses were purchased during the second quarter of fiscal 2001, sales tonnage decreased 6.2 percent. The overall decrease in tonnage primarily occurred in the Refrigerated Foods and Jennie-O Turkey Store segments. (See "Segment Results" below.)

        The consolidated measures discussed above were affected by a temporary oversupply of protein in the market, which occurred largely as a result of the Russian ban on poultry imports that commenced on March 10, 2002 and was lifted on April 15, 2002. The Russian ban redirected poultry products into the domestic market where retailers have aggressively promoted its lower prices. This has resulted in the oversupply of other proteins causing short-term pricing pressure on the Company's turkey and pork businesses. The Company believes that this temporary protein oversupply will cycle through the domestic markets in the second half of fiscal 2002.

        Net earnings for the first six months of 2002 increased 3.3 percent to $83,091 from $80,426 in 2001. Diluted earnings per share for the same period increased to $.59 from $.58 in the prior year. If the Company would have applied the guidance of SFAS 142 in the first half of fiscal year 2001, net earnings for that period would have increased $4,104 or $.02 per diluted share. Sales for the six months (adjusted for EITF 00-14 and 00-25) of 2002 increased 4.6 percent to $1,937,641 from $1,853,039 in the first six months of fiscal year 2001. Tonnage volume for the first six months of 2002 increased 2.4 percent over the comparable period in 2001. Adjusting for the two acquisitions, tonnage volume decreased 5.1 percent compared to the previous year six-month period.

        The Company's continued emphasis on branded product sales contributed to stronger gross profits for the second quarter and first half of the year. Gross profit as a percent of sales for the second quarter was 23.5 percent compared to 21.8 percent for the comparable quarter of last year. A cash hog market that was 16.9 percent lower than the previous year's second quarter positively impacted gross profits. The lower hog prices were not fully realized by the Company, however, due to the offsetting performance of the Company's hog procurement contracts. Also offsetting the benefit of the lower hog costs to the Company was the temporary oversupply of proteins in the marketplace referred to above. This oversupply adversely affected the gross profit margins primarily in the Refrigerated Foods and Jennie-O Turkey Store segments.

        Selling and delivery expenses for the second quarter and six months were $145,533 and $284,202, respectively, compared to $124,979 and $251,274 last year. As a percent of sales, selling and delivery expenses increased to 15.2 and 14.7 percent for the quarter and six months, respectively, compared to 13.0 and 13.6 percent in 2001. The dollar increase is partially due to the consolidation of The Turkey Store and Diamond Crystal businesses into Hormel Foods Corporation, which were purchased during the second quarter of 2001. Also, media spending increased substantially over the prior year's second quarter and additional distribution expenses related to the Dayton distribution facility were recognized. The Company expects these expenses, as a percent of sales, to decline to around 14.5 percent from the 15.2 percent experienced in the current quarter.

        Administrative and general expenses were $23,021 and $46,040 for the quarter and six months, respectively, compared to $19,546 and $38,425 last year. As a percentage of sales, administrative and general expenses for the quarter and six months were 2.4 percent compared to 2.0 and 2.1 percent for the quarter and six months, respectively, in 2001. Contributing to the increased expense were higher bad debts compared to the previous fiscal year. The Company expects administrative and general expenses, as a percent of sales, to continue around 2.3 percent in future periods.

        Equity in earnings of affiliates was $2,725 and $3,999 for the quarter and six months, respectively, compared to $1,245 and $385 last year. The continuing improved performance of the Company's 49.0 percent owned joint venture, Carapelli USA, LLC and its 40.0 percent owned Philippines joint venture, Purefoods-Hormel Company, continue to be the primary reasons for the increase in equity in earnings of affiliates. The Company expects the Carapelli business will continue to realize strong gains over the prior year as the joint venture's products further penetrate the U.S. olive oil market and new products are introduced. The Company also believes Purefoods-Hormel will continue to exceed previous year's results.

        The effective tax rate for the quarter and six months was 36.50 percent for fiscal year 2002 compared to 36.27 and 36.26 percent for the comparable quarter and six months of 2001. We expect the rate to be in a range of 35.75 to 36.25 percent for the remainder of the year.

Segment Results

        Segmented sales and profits for each of the Company's segments are set forth below. Additional segment financial information can be found in Note H of the Notes to Consolidated Financial Statements.

	Three Months Ended			Six Months Ended
	April 27, 2002	April 28, 2001	% Change	April 27, 2002	April 28, 2001	% Change
Net Sales
Grocery Products	$185,348	$174,058	6.5	$381,649	$365,450	4.4
Refrigerated Foods	510,935	545,695	(6.4)	1,041,586	1,064,467	(2.1)
Jennie-O Turkey Store*	213,648	190,214	12.3	415,966	321,572	29.4
All Other	44,696	51,825	(13.8)	98,440	101,550	(3.1)

Total	$954,627	$961,792	(0.7)	$1,937,641	$1,853,039	4.6
Segment Profit
Grocery Products	$26,629	$22,152	20.2	$63,570	$59,364	7.1
Refrigerated Foods	13,018	23,986	(45.7)	39,861	39,923	(0.2)
Jennie-O Turkey Store*	15,659	11,112	40.9	33,205	19,212	72.8
All Other	5,988	4,974	20.4	12,121	8,037	50.8

Total segment profit	$61,294	$62,224	(1.5)	$148,757	$126,536	17.6
Net interest and investment income	(6,666)	(5,067)	(31.6)	(13,218)	(4,655)	(184.0)
General corporate (expense)/income	(3,066)	3,869	(179.2)	(4,691)	4,292	(209.3)

Earnings before income taxes	$51,562	$61,026	(15.5)	$130,848	$126,173	3.7

*
The acquisition of The Turkey Store was completed in the second quarter of fiscal year 2001. Financial results for the three and six months ended April 28, 2001 only include two months of The Turkey Store operations.

Grocery Products

        The Grocery Products segment consists primarily of processing, marketing and sale of shelf-stable food products sold predominately in the retail market.

        Grocery Products sales increased 6.5 percent for the quarter and 4.4 percent for the six months compared to the comparable fiscal 2001 periods. Sales tonnage volume was up 3.9 percent for the quarter and 4.6 percent for six months compared to the comparable fiscal year 2001 periods. Segment profit for the Grocery Products segment increased 20.2 percent for the quarter and 7.1 percent for the six months compared to fiscal 2001. Contributing to the stronger second quarter results was the fact that certain primary raw material items experienced prices that were 20.8 percent lower than the prior year quarter while the Company held firm on product pricing. In addition to the lower costs, the Company experienced a favorable response to the increased promotional activity in this segment, which began in the first quarter of 2002. The Company anticipates lower than previous year raw material prices to continue throughout the rest of 2002.

        Many of the Company's core brands, including Stagg chili, Hormel real bacon bits, and SPAM luncheon meat, continued to report solid sales gains over the prior year results. The Grocery Products' ethnic category realized an increase in sales of 10.0 percent compared to the prior fiscal year second quarter results. The segment's ethnic category is represented by products such as Chi-Chi's and Herdez (Mexican), House of Tsang (Asian), Marrakesh Express and Peloponnese (Mediterranean), and Carapelli olive oil (Italian). The Carapelli olive oil and Chi-Chi's sauces led the way with sales up 36 and 12 percent, respectively, compared to the second quarter results of fiscal 2001. The Company expects the ethnic category's growth trend to continue for the foreseeable future based on continued marketing efforts and domestic population trends.

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

        Sales by the Refrigerated Foods segment were down 6.4 percent for the quarter and 2.1 percent for the six months compared to the comparable fiscal 2001 periods. Segment profit decreased 45.7 and 0.2 percent for the quarter and six months, respectively, compared to the prior year. Sales tonnage decreased 5.9 percent and 5.2 percent for the quarter and six months, respectively, when compared to last year. This segment is experiencing many challenges due to the current oversupply of protein in the marketplace, which has occurred primarily due to the Russian ban on poultry that began in March of the current year. The oversupply of proteins has created pricing pressure in the marketplace, which has driven down margins in this segment. The Company's continued focus on value-added products over commodity items has helped to lessen the impact of the current situation. The Company's supplier hog contracts also lowered the profits generated by this segment by about $15,000 for the quarter because contract prices paid for hogs exceeded the spot cash market. The Company expects cash hog prices to remain low for the remainder of the year causing additional losses under these contracts.

        Slaughter levels decreased 2.1 and 1.9 percent for the second quarter and six months, respectively, compared to the comparable fiscal 2001 periods. The reduced slaughtering levels were the result of the Company's decision to discontinue the second slaughter shift at the Rochelle, Illinois, plant, which was effective in May of 2001. Discontinuing the second shift has allowed the Company to expand its production of higher margin, value-added products such as bacon, hams and other refrigerated items.

        The Meat Products business unit continues to replace commodity products with branded value-added product lines. One such product line, Always Tender flavored meats, continues to increase its tonnage volume over the prior year. The second quarter increase over the prior year was 14.0 percent, which makes this the twentieth consecutive quarter of double-digit growth for this product line. The Hormel fully cooked entrees product line also provided continued growth as its sales volume increased 8.0 percent compared to last year's second quarter. Other product lines, which have fewer Hormel value-added processes and are therefore closer to a commodity item and more vulnerable to competitive pricing pressures, experienced most of the volume decline in this business unit.

        The Foodservice business unit continues to see some improvement over the previous year as tonnage volume increased 2.0 percent over the first six months of fiscal year 2001. The restaurant and away-from-home dining industry began weakening mid fiscal year 2001 as a result of the softening economy, causing a reduction in away-from-home meal spending, and then came under further pressure due to consumers' reactions to the September 11 terrorist attacks. New product launches, such as the second quarter launch of Hormel hot & spicy pepperoni with Tabasco sauce, are providing additional avenues for continued future growth in this business unit. The Company expects the away-from-home meal category to continue to improve over prior year results as the economy continues to strengthen.

        The Hormel HealthLabs operating segment continues to enhance overall segment results primarily due to the successful integration and operation of Diamond Crystal Brands Nutritional Products (Diamond Crystal), which was acquired late in the second quarter of fiscal year 2001. Hormel HealthLabs operating segment sales increased 302.0 and 287.2 percent for the quarter and six months, respectively, compared to the comparable prior year periods. Excluding the acquisition of Diamond Crystal, sales of this operating segment increased 24.5 and 15.5 percent for the quarter and six months, respectively, compared to last year's comparable results.

Jennie-O Turkey Store

        The Jennie-O Turkey Store (JOTS) segment consists primarily of processing, marketing and sale of branded and unbranded turkey products for the retail, foodservice and fresh customer markets.

        JOTS sales increased 12.3 percent for the quarter and 29.4 percent for six months compared to the comparable fiscal 2001 periods. Tonnage volume increased 10.9 and 26.2 percent for the quarter and six months, respectively, compared to the comparable prior year period results. Segment profit increased 40.9 and 72.8 percent for the quarter and six months, respectively, compared to 2001. Adjusted for SFAS No. 142 (see Note C), segment profit increased 18.4 percent for the quarter and 53.5 percent for the six months compared to the prior year. The acquisition, during the second quarter of fiscal year 2001, and subsequent merger of The Turkey Store into this segment has provided a substantial increase to all six-month segment measures as well as a limited impact on the quarterly comparisons. However, these results were also weakened due to the temporary protein oversupply caused by the Russian ban on poultry products.

        The combined sales tonnage volume for the Jennie-O Foods and The Turkey Store operations was down 1.4 percent for the quarter and down 2.8 percent for the six months compared to the comparable prior year period results. Although combined tonnage was down, the branded, value-added areas of the business continued to strengthen during the second quarter and ended the first half of the year posting solid gains across the retail and foodservice markets. In addition to the challenges created by the temporary protein oversupply, the decrease in overall tonnage was a result of the planned discontinuation of commodity sales that did not meet the Company's profit objectives.

        Branded, value-added products enhancing overall segment margins and continuing to show strong growth were Jennie-O marinated tenders, Jennie-O Thanksgiving Tonight oven roasted turkey breast, and Jennie-O Cajun style turkey. The Company continues to stress its product development and marketing in this segment and has recently introduced Jennie-O Turkey Store beer and cheddar brats.

All Other

        The All Other segment consists of a variety of smaller, dissimilar business units and miscellaneous corporate sales. These businesses produce, market and sell beef products, food packaging (i.e. casings for dry sausage) and manufacture, market and sell Company products internationally. The All Other segment includes the operating segments: Dan's Prize, Inc., Vista International Packaging, Inc. (Vista), and Hormel Foods International (HFI). During the fourth quarter of fiscal 2001, the Company sold AFECO, its food equipment manufacturer, which was included in this segment in prior periods.

        All Other sales decreased 13.8 percent for the quarter and 3.1 percent for six months compared to the comparable fiscal 2001 periods. Segment profit increased 20.4 and 50.8 percent for the quarter and six months, respectively, compared to prior year results. Adjusted for SFAS No. 142 (see Note C), segment profit increased 11.5 percent for the quarter and 37.2 percent for the six months compared to the prior year. Strong HFI export sales reported in the first quarter have weakened somewhat in the second quarter primarily because of pricing pressure on protein commodities, caused by a global oversupply of meats influenced by the Russian ban on U.S. poultry, and a continually strong U.S. dollar. However, profits from HFI remained stronger than last year because of the strength of branded products such as SPAM luncheon meat, Stagg chili, and Jennie-O Turkey Store products. The Company's Philippine, Purefoods-Hormel, and Mexican, Hormel Alimentos, joint ventures have realized strong operating gains over last year. Since these joint ventures are accounted for under the equity method of accounting, no sales are reflected in the segment results but segment profits are favorably impacted.

        The segment's profit was also enhanced by the favorable results of Vista, the Company's food packaging subsidiary, compared to the first six months of fiscal 2001. Vista continues to accomplish this increased profitability by improving production efficiencies and reducing overhead in all areas of the business.

        Dan's Prize, Inc. is still experiencing sales below last year because of lower selling prices caused by overall weaker beef prices. A more competitive beef market with a slow recovery in the away-from-home meal spending is also causing operating results to be below those experienced in 2001.

Unallocated Income and Expenses

        The Company does not allocate investment income, interest expense and interest income to its segments when measuring performance. The Company also retains various other income and unallocated expenses at corporate. These items are included in the segment table for the purpose of reconciling segment results to earnings before income taxes.

        Net interest and investment income for the second quarter and six months was a net expense of $6,666 and $13,218, respectively, compared to $5,067 and $4,655 for the comparable periods of 2001. The expense increases are attributed to increased interest expense, due to higher debt levels, and reduced interest income, due to lower yields on short-term investment securities. During the second quarter of fiscal year 2001, debt levels increased to levels comparable to the amounts currently outstanding.

        General corporate expense/income for the second quarter and six months was a net expense of $3,066 and $4,691, respectively, compared to a net income of $3,869 and $4,292 for the comparable periods of the previous year. The increased general corporate expense is due to higher levels of bad debts as well as overall increases in unallocated corporate expenses. Also contributing to the general corporate expense was lower of cost or market adjustments to the finished goods inventory, which is a result of the current depressed hog market.

Related Party Transactions

        There has been no material change in the information regarding Related Party Transactions that was disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended January 26, 2002.

LIQUIDITY AND CAPITAL RESOURCES

        Selected financial ratios at the end of the second quarter of fiscal years 2002 and 2001 are as follows:

	End of Quarter
	2nd Quarter 2002	2nd Quarter 2001
Liquidity Ratios
Current ratio	2.1	1.9
Receivables turnover	14.1	13.0
Days sales in receivables	22.8	27.7
Inventory turnover	8.4	9.5
Days sales in inventory	43.0	41.0
Leverage Ratio
Long-term debt to equity	47.3%	53.4%
Operating Ratios
Pre-tax profit to net worth	25.5%	28.1%
Pre-tax profit to total assets	12.0%	13.7%

        Cash, cash equivalents and short-term marketable securities were $298,961 at the end of the second quarter of fiscal year 2002 compared to $69,378 at the end of the comparable fiscal 2001 period.

        Cash provided by operations was $164,892, in the six months of fiscal year 2002, compared to $171,021 in the same period of fiscal 2001. Earnings before depreciation and amortization were comparable from year to year.

        Cash flow from operating activities provides the Company with its principal source of liquidity. The Company does not anticipate a significant risk to cash flow from this source in the foreseeable future because we operate in a stable industry and have strong products across several product lines.

        Cash used in investing activities is down to $26,615 from $484,939 used in the first six months of fiscal 2001, which included the second quarter 2001 acquisitions of The Turkey Store and Diamond Crystal for a total of $434,887 in cash. Also contributing to the lower investment spending are reduced expenditures in fixed assets and other investments compared to the prior year. The Company expects fixed asset spending will increase in the following periods with total fiscal 2002 expenditures estimated to be $75,000.

        Cash used in financing activities was $30,592 in the first six months of 2002 compared to cash provided by financing activities of $282,650 in the same period of fiscal 2001. Loan proceeds received in fiscal year 2001, for the purchase of The Turkey Store and Diamond Crystal businesses, accounted for the large difference from year to year. Current maturities of long-term debt has risen significantly in the quarter because the Company has decided to retire its foreign denominated debt in the third quarter. The principal payment on this debt will amount to approximately $52.5 million with minor prepayment penalties involved. The Company purchased minimal shares of stock in the first six months of fiscal 2002 under its repurchase plan approved in September 1998. Total shares purchased under the currently approved 10,000,000 share repurchase plan are 9,460,428 shares.

        The Company opened a new $14,500 distribution center under a synthetic lease agreement at the end of its third quarter, fiscal 2001 in Dayton, Ohio. This six-year lease, with a one-year renewal option, requires annual rent payments of about $350. The Company has the option to discontinue this lease arrangement at any time after October 17, 2002, at which time the Company would purchase the facility at the original cost of $14,500. When the lease expires, the Company guarantees the lessor a minimum fair market value of $12,300.

FORWARD-LOOKING STATEMENTS

        The Company and its representatives may from time to time make written or oral forward-looking statements, including forward-looking statements made in this report, with respect to their current views and estimates of future economic circumstances, industry conditions, Company performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties, which could cause the Company's actual results and experiences to differ materially from the anticipated results and expectations expressed in such forward-looking statements. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Among the factors that may affect the operating results of the Company are the following: (i) fluctuations in the cost and availability of raw materials, such as feed grain costs; (ii) changes in the availability and relative costs of labor; (iii) market conditions for finished products, including the supply and pricing of alternative proteins; (iv) effectiveness of advertising and marketing programs; (v) the ability of the Company to successfully integrate newly acquired businesses into existing operations; (vi) risks associated with leverage, including cost increases due to rising interest rates; (vii) changes in regulations and laws, including changes in accounting standards, environmental laws and occupational, health and safety laws; (viii) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (ix) adverse results from ongoing litigation; (x) access to foreign markets together with foreign economic conditions, including currency fluctuations; and (xi) the effect of, or changes in, general economic conditions.

        Exhibit 99.1 to the Annual Report on Form 10-K for year ended October 27, 2001 provides the full text of the Company's cautionary statement relevant to forward-looking statements and information for the purpose of "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, and is incorporated by reference into this report.

Item 3. Quantitative and Qualitative Disclosure about Market Risks
            (In thousands of Dollars)

        Long-Term Debt.    A principal market risk affecting the Company is the exposure to changes in interest rates on the Company's fixed-rate, long-term debt. Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10.0 percent decrease in interest rates, and amounts to approximately $17,974. The fair values of the Company's long-term debt were estimated using discounted future cash flows based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

        International.    While the Company does have international operations and operates in international markets, it considers its market risk in such activities to be immaterial.

        Hog Markets.    The Company's earnings are affected by fluctuations in the live hog market. To minimize the impact on earnings, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 15 years. The contract formula is based on hog production costs. Purchased hogs under contract account for 75 percent and 72 percent of the total hogs purchased by the Company through six months of 2002 and 2001, respectively. The contracts reduce volatility in hog prices and ensure a steady supply of quality hogs.

        A hypothetical 10 percent change in the cash market would have impacted approximately 25 percent and 28 percent of the hogs purchased to-date in 2002 and 2001, respectively. Under normal market conditions, a 10 percent cash market fluctuation would have a similar variation in commodity values resulting in an immaterial effect on the Company's results.

        In the last half of the second quarter, commodity prices were under pressure due to the temporary excess supply of protein. The excess supply was in large part a result of the Russian ban on poultry imports, which commenced on March 10, 2002 and ended on April 15, 2002. This resulted in poultry that is usually sold into the Russian market to be sold domestically. This excess supply of poultry has depressed the market value of all proteins sold in the U.S. since March 2002.

        During this period, the usual correlation of movement between the cash market price for hogs and the commodity value of pork was disrupted. Under these unusual conditions, a 10 percent decrease in the cash market price for hogs would have allowed greater margins and positively affected earnings after taxes by $2,800. Conversely, an increase in the cash market would have increased the cost of the hogs without a corresponding increase in commodity values and negatively affected earnings after taxes by $2,800.

        In our estimation the temporary protein oversupply will cycle through the domestic marketplace in the second half of fiscal 2002.

        Live Turkey Markets.    The Company raises or contracts on a yearly basis for live turkeys. This reduces market risk from fluctuations in a live turkey market.

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

HORMEL FOODS CORPORATION (Registrant)
Date: June 11, 2002	By:	/s/ M. J. McCOY M. J. McCOY Executive Vice President and Chief Financial Officer
Date: June 11, 2002	By:	/s/ J. N. SHEENAN J. N. SHEENAN Vice President and Controller

QuickLinks

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
RESULTS OF OPERATIONS Overview
Consolidated Results
Segment Results
  Grocery Products
  Refrigerated Foods
  Jennie-O Turkey Store
  All Other
  Unallocated Income and Expenses
Related Party Transactions
LIQUIDITY AND CAPITAL RESOURCES
FORWARD-LOOKING STATEMENTS
  Item 3. Quantitative and Qualitative Disclosure about Market Risks (In thousands of Dollars)
PART II—OTHER INFORMATION HORMEL FOODS CORPORATION
SIGNATURES