Form 10-Q
period 2002-07-27
HORMEL FOODS CORP /DE/
filed 2002-09-10
CIK 48465

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended July 27, 2002	Commission File Number 1-2402

HORMEL FOODS CORPORATION

Incorporated Under the Laws of the State of Delaware	Fein #41-0319970

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Class Outstanding at July 27, 2002
Common Stock	$.0586 par value	138,666,600
Common Stock Non-Voting	$.01 par value	-0-

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

HORMEL FOODS CORPORATION

STATEMENTS OF FINANCIAL POSITION

(In Thousands of Dollars)

	July 27, 2002	October 27, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$267,468	$186,276
Short-term marketable securities—at cost which approximates market	10,000	0
Accounts receivable	251,019	308,115
Inventories	351,663	355,114
Deferred income taxes	9,723	7,341
Prepaid expenses and other current assets	21,048	26,435

TOTAL CURRENT ASSETS	910,921	883,281
DEFERRED INCOME TAXES	15,776	0
GOODWILL	310,978	279,225
OTHER INTANGIBLES	56,498	99,453
INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	132,446	129,805
OTHER ASSETS	99,237	91,004
PROPERTY, PLANT AND EQUIPMENT
Land	22,041	21,967
Buildings	384,985	377,217
Equipment	861,541	837,496
Construction in progress	30,339	37,416

	1,298,906	1,274,096
Less allowance for depreciation	(645,110)	(594,166)

	653,796	679,930

TOTAL ASSETS	$2,179,652	$2,162,698

See notes to financial statements

HORMEL FOODS CORPORATION

STATEMENTS OF FINANCIAL POSITION

(In Thousands of Dollars)

	July 27, 2002	October 27, 2001
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES
Accounts payable	$149,273	$171,177
Accrued expenses	35,284	40,515
Accrued marketing expenses	65,708	43,102
Employee compensation	77,715	76,258
Taxes, other than federal income taxes	13,695	16,655
Dividends payable	13,611	12,910
Federal income tax	16,521	20,552
Current maturities of long-term debt	25,485	39,034

TOTAL CURRENT LIABILITIES	397,292	420,203
LONG-TERM DEBT — less current maturities	420,842	462,407
ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION	253,727	253,607
OTHER LONG-TERM LIABILITIES	31,232	30,140
DEFERRED INCOME TAXES	0	460
SHAREHOLDERS' INVESTMENT
Preferred stock, par value $.01 a share— authorized 80,000,000 shares; issued—none
Common stock, non-voting, par value $.01 a share— authorized 200,000,000 shares; issued—none
Common stock, par value $.0586 a share— authorized 400,000,000 shares; issued 138,839,524 shares July 27, 2002 issued 138,663,289 shares October 27, 2001	8,136	8,126
Additional paid in capital	4,220	3,143
Accumulated other comprehensive loss	(23,280)	(25,861)
Retained earnings	1,091,251	1,010,473

	1,080,327	995,881
Shares held in treasury—172,924 shares	(3,768)	0

TOTAL SHAREHOLDERS' INVESTMENT	1,076,559	995,881

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$2,179,652	$2,162,698

See notes to financial statements

HORMEL FOODS CORPORATION

STATEMENTS OF EARNINGS

(In Thousands of Dollars, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 27, 2002	July 28, 2001	July 27, 2002	July 28, 2001
Net sales	$933,778	$976,977	$2,871,419	$2,830,016
Cost of products sold	706,968	766,531	2,174,300	2,199,428

GROSS PROFIT	226,810	210,446	697,119	630,588
Expenses:
Selling and delivery	140,800	128,791	425,002	380,065
Administrative and general	23,529	25,172	69,569	63,597

OPERATING INCOME	62,481	56,483	202,548	186,926
Other income and expenses:
Interest and investment income	2,202	2,350	5,398	8,030
Equity in earnings of affiliates	1,775	1,028	5,774	1,413
Interest expense	(7,704)	(8,947)	(24,118)	(19,282)

EARNINGS BEFORE INCOME TAXES	58,754	50,914	189,602	177,087
Provision for income taxes	20,493	17,702	68,250	63,449

NET EARNINGS	$38,261	$33,212	$121,352	$113,638

NET EARNINGS PER SHARE:
BASIC	$0.28	$0.24	$0.87	$0.82

DILUTED	$0.27	$0.24	$0.86	$0.81

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	138,804	138,790	138,785	138,675

DILUTED	140,259	140,441	140,450	140,009

See notes to financial statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(Unaudited)

	Nine Months Ended
	July 27, 2002	July 28, 2001
OPERATING ACTIVITIES
Net earnings	$121,352	$113,638
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	61,556	53,599
Amortization of intangibles	724	9,843
Equity in earnings of affiliates	(5,774)	(1,413)
Provision for deferred income taxes	(6,346)	7,720
Loss on property/equipment sales and plant facilities	829	218
Changes in operating assets and liabilities net of acquisitions:
Decrease in accounts receivable	57,096	37,259
Decrease (increase) in inventories and prepaid expenses and other current assets	8,838	(10,241)
(Decrease) increase in accounts payable and accrued expenses	(9,577)	35,987

NET CASH PROVIDED BY OPERATING ACTIVITIES	228,698	246,610
INVESTING ACTIVITIES
Sale of held-to-maturity securities	5,000	6,239
Purchase of held-to-maturity securities	(15,000)	(275)
Acquisitions of businesses	(476)	(438,782)
Purchases of property/equipment	(38,041)	(56,205)
Proceeds from sales of property/equipment	1,825	3,001
(Increase) in investments, equity in affiliates, and other assets	(2,464)	(27,349)
Dividends from affiliates	2,104	1,399

NET CASH USED IN INVESTING ACTIVITIES	(47,052)	(511,972)
FINANCING ACTIVITIES
Proceeds from long-term debt	3,263	367,496
Principal payments on long-term debt	(61,645)	(17,481)
Dividends paid on common stock	(39,883)	(37,778)
Stock repurchase	(4,114)	(2,527)
Other	1,925	4,757

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(100,454)	314,467
INCREASE IN CASH AND CASH EQUIVALENTS	81,192	49,105
Cash and cash equivalents at beginning of year	186,276	100,646

CASH AND CASH EQUIVALENTS AT END OF QUARTER	$267,468	$149,751

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

NOTE B            NEW ACCOUNTING PRONOUNCEMENTS

        The Company adopted the provisions of Emerging Issues Task Force (EITF) Issues 00-14, "Accounting for Certain Sales Incentives" and 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer," effective with the beginning of fiscal year 2002. These EITF Issues provide guidance to the effect that certain sales incentives and consideration paid by the Company to a retailer, such as slotting fees and cooperative advertising, are reductions of net sales. Prior to adoption, the Company recognized these expenditures as marketing expenses. To conform to current year presentation, prior year results have been appropriately reclassified. The result of these adoptions was a reclassification between selling and delivery expenses and net sales with no impact on net income.

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

        The Company has elected to adopt early the provisions of SFAS 141 and 142, and has discontinued the amortization of its goodwill and indefinite-lived intangible assets effective with the end of our fiscal year on October 27, 2001. Had the provisions of SFAS 142 been in effect during the three and nine-month periods ended July 28, 2001, net earnings would have increased $3,965 or $.03 per share (basic) and $.02 per share (diluted) and $8,069 or $.06 per share (basic and diluted), respectively.

        Carrying amounts, net of accumulated amortization, for other intangible assets as of July 27, 2002 and October 27, 2001 were $56,498 and $99,453, respectively, including indefinite-lived assets of $51,059 and $93,089, respectively. The decrease in other intangibles is due to $724 of amortization expense, purchase accounting adjustments of $5,461 resulting from final appraisals, and $36,770 of reclassifications to goodwill of certain intangible assets not meeting the criteria for separate recognition under SFAS 142.

        The carrying amount, net of accumulated amortization, for goodwill as of July 27, 2002 and October 27, 2001 was $310,978 and $279,225, respectively. The increase is due to $476 of goodwill acquired in fiscal year 2002, reclassifications of certain intangible assets of $25,852 ($36,770 net of deferred taxes) noted above, and purchase accounting adjustments of $5,425.

        During the first two quarters of fiscal 2002, the Company completed the required transitional impairment tests of indefinite-lived intangible assets and goodwill with no impairment indicated.

NOTE D            SHIPPING AND HANDLING COSTS

        Shipping and handling costs are recorded as selling and delivery expenses. Shipping and handling costs were $63,962 and $196,203 for the quarter and nine months ended July 27, 2002 compared to $58,570 and $169,376 for the quarter and nine months ended July 28, 2001.

NOTE E            EARNINGS PER SHARE DATA

        The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	July 27, 2002	July 28, 2001	July 27, 2002	July 28, 2001
Basic weighted-average shares outstanding	138,804	138,790	138,785	138,675
Net effect of dilutive stock options	1,455	1,651	1,665	1,334

Diluted weighted-average shares outstanding	140,259	140,441	140,450	140,009

NOTE F            COMPREHENSIVE INCOME

        Other comprehensive income (loss) consists of adjustment in minimum pension liability, net unrealized gains or losses on available-for-sale securities and foreign currency translation. Other comprehensive income (loss) was $1,010 and $2,581 for the three and nine months ended July 27, 2002 and $667 and ($3,259) for the three and nine months ended July 28, 2001. Total comprehensive income combines reported net earnings and other comprehensive income (loss). Total comprehensive income was $39,271 and $123,933 for the three and nine months ended July 27, 2002 and $33,879 and $110,379 for the three and nine months ended July 28, 2001.

NOTE G            INVENTORIES

        Principal components of inventories are:

	July 27, 2002	October 27, 2001
Finished products	$206,105	$217,128
Raw materials and work-in-process	108,846	102,802
Materials and supplies	71,058	68,451
LIFO reserve	(34,346)	(33,267)

Total	$351,663	$355,114

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

        Sales, reflecting the adoption of EITF 00-14 and 00-25 (for more information see Note B "New Accounting Pronouncements"), and operating profits for each of the Company's business segments and reconciliation to earnings before income taxes are set forth below:

	Three Months Ended		Nine Months Ended
	July 27, 2002	July 28, 2001	July 27, 2002	July 28, 2001
Net Sales to Unaffiliated Customers*
Grocery Products	$174,857	$174,896	$556,506	$540,346
Refrigerated Foods	501,600	529,069	1,543,186	1,593,536
Jennie-O Turkey Store**	212,914	223,053	628,880	544,625
All Other	44,407	49,959	142,847	151,509

Total	$933,778	$976,977	$2,871,419	$2,830,016

Intersegment Sales
Grocery Products	$27	$27	$58	$57
Refrigerated Foods	798	589	2,163	1,822
Jennie-O Turkey Store**	15,279	19,054	45,832	47,625
All Other	16,436	17,541	47,835	51,709

Total	$32,540	$37,211	$95,888	$101,213
Intersegment elimination	(32,540)	(37,211)	(95,888)	(101,213)

Total	$0	$0	$0	$0

Net Sales*
Grocery Products	$174,884	$174,923	$556,564	$540,403
Refrigerated Foods	502,398	529,658	1,545,349	1,595,358
Jennie-O Turkey Store**	228,193	242,107	674,712	592,250
All Other	60,843	67,500	190,682	203,218
Intersegment elimination	(32,540)	(37,211)	(95,888)	(101,213)

Total	$933,778	$976,977	$2,871,419	$2,830,016

Segment Profit
Grocery Products	$27,303	$21,471	$90,873	$80,835
Refrigerated Foods	18,584	17,809	58,445	57,732
Jennie-O Turkey Store**	15,397	17,969	48,602	37,181
All Other	6,166	3,608	18,287	11,645

Total segment profit	$67,450	$60,857	$216,207	$187,393
Net interest and investment income	(5,502)	(6,597)	(18,720)	(11,252)
General corporate (expense)/income	(3,194)	(3,346)	(7,885)	946

Earnings before income taxes	$58,754	$50,914	$189,602	$177,087

*
2001 Sales are restated for EITF 00-14 and 00-25

**
The acquisition of The Turkey Store was completed in the second quarter of fiscal year 2001. Financial results for the nine months ended July 28, 2001 only include five months of The Turkey Store operations. The above three-month time periods are comparable.

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

Consolidated Results

        Net earnings for the third quarter of fiscal 2002 were $38,261 compared to $33,212 during the same quarter of 2001. Diluted earnings per share for the quarter increased to $0.27 from $0.24 last year. The impact of SFAS No. 142, adopted by Hormel effective with the beginning of fiscal 2002, which eliminated the amortization of goodwill and other indefinite-lived assets, would have increased fiscal 2001 third quarter net earnings $3,965 or $.02 per diluted share (for more information see Note C "Goodwill and Intangible Assets"). Net sales for the third quarter decreased 4.4 percent to $933,778 in 2002 from $976,977 in 2001. These 2001 net sales figures reflect the reclassification of certain expenses, which were a result of Hormel's adoption of the EITF 00-14 and 00-25 in the first quarter of 2002 (for more information see Note B "New Accounting Pronouncements"). Tonnage volume remained flat for the third quarter compared to the same quarter of last year. Current year third quarter sales dollars declined while tonnage volume remained flat due to lower commodity product pricing compared to the previous year third quarter.

        Net earnings for the first nine months of 2002 increased 6.8 percent to $121,352 from $113,638 in 2001. Diluted earnings per share for the same period increased to $.86 from $.81 in the prior year. If the Company would have applied the guidance of SFAS 142 in the first nine months of fiscal year 2001, net earnings for that period would have increased $8,069 or $.06 per diluted share. Net sales for the nine months (adjusted for EITF 00-14 and 00-25) of 2002 increased 1.5 percent to $2,871,419 from $2,830,016 in the first nine months of fiscal year 2001. Tonnage volume for the first nine months of 2002 increased 1.5 percent over the comparable period in 2001.

        The Company believes that it, along with the rest of the meat protein industry, and particularly the poultry portion of the industry, will continue to wrestle in the fourth fiscal quarter with an oversupply of protein inventory and the resulting pricing issues. The oversupply was created by a Russian ban on poultry imports and overall increased U.S. protein slaughter levels. This oversupply has restrained commodity values since March 2002. Compounding the inventory challenges to the Company's turkey operations was the August 12, 2002 USDA Crop Production Report which provided indications that higher grain prices are likely in the near future. Higher grain prices influence the cost of producing live turkeys, which negatively impacts the Company's profit margin on its turkey products.

        Given the uncertainty caused by these inventory concerns and crop conditions, the Company has widened its earnings per share guidance to a range of $.44 to $.55 for the fourth quarter and $1.30 to $1.41 for the year.

        The Company's continued emphasis on branded product sales contributed to stronger gross profits for the third quarter and nine months. Gross profit as a percent of sales for the third quarter was 24.3 percent compared to 21.5 percent for the comparable quarter of last year. Contributing to stronger gross profits was a cash hog market that was 31.3 percent lower than the previous year's third quarter. However, these lower cash hog prices were not fully realized by the Company due to the offsetting performance of the Company's hog procurement contracts. Also offsetting the benefit of the lower hog costs was the continued oversupply of proteins in the marketplace. This oversupply adversely affected gross profit margins primarily in the Jennie-O Turkey Store and Refrigerated Foods segments.

        Selling and delivery expenses for the third quarter and nine months were $140,800 and $425,002, respectively, compared to $128,791 and $380,065 last year. As a percent of net sales, selling and delivery expenses increased to 15.1 and 14.8 percent for the quarter and nine months, respectively, compared to 13.2 and 13.4 percent in 2001. Media and advertising spending contributed significantly to the increase in selling and delivery expenses which continued at levels that substantially exceeded the spending of the prior year's third quarter and nine-month periods. The nine-month dollar increase in selling and delivery expenses is also a result of the second quarter, 2001 consolidation of The Turkey Store and Diamond Crystal businesses into Hormel Foods Corporation. The Company expects these expenses, as a percent of net sales, to decline to approximately 14.8 percent from the 15.1 percent experienced in the current quarter.

        Administrative and general expenses were $23,529 and $69,569 for the quarter and nine months, respectively, compared to $25,172 and $63,597 ($20,499 and $54,316—adjusted for FAS 142) last year. As a percentage of net sales, administrative and general expenses were 2.5 and 2.4 percent for the quarter and nine months, respectively, compared to 2.6 and 2.2 percent (2.1 and 1.9 percent—adjusted for FAS 142) for the quarter and nine months of last year. Contributing to the nine-month increased expenses were higher levels of bad debts and increased spending on research and development. The Company expects administrative and general expenses, as a percent of net sales, to continue at approximately 2.4 percent in future periods.

        Equity in earnings of affiliates was $1,775 and $5,774 for the quarter and nine months, respectively, compared to $1,028 and $1,413 last year. The increase in the nine-month results is primarily due to the improved performance of the Company's 49.0 percent owned joint venture, Carapelli USA, LLC. At the end of the current fiscal quarter, the Company began accounting for its investment in Campofrio Alimentacion, S.A. (Campofrio), a publicly traded company in Spain, using the cost method. Hormel changed its accounting method and now classifies its holding in Campofrio as "available-for-sale" because its ownership level was reduced from 21.1 percent to 15.2 percent due to the Company's election to not participate in a Campofrio equity offering. This change in accounting results in the investment being adjusted to market value with a corresponding adjustment to the Company's other comprehensive income. This change will also substantially reduce the Company's equity in earnings of affiliates in future periods on a comparative basis.

        The effective tax rate was 34.88 and 36.00 percent for the quarter and nine months, respectively, compared to 34.77 and 35.83 percent for the comparable quarter and nine months of 2001. We expect the rate to be in a range of 35.75 to 36.25 percent for the remainder of fiscal year 2002.

Segment Results

        Segmented net sales and profits for each of the Company's segments are set forth below. Additional segment financial information can be found in Note H of the Notes to Consolidated Financial Statements.

	Three Months Ended			Nine Months Ended
	July 27, 2002	July 28, 2001	% Change	July 27, 2002	July 28, 2001	% Change
Net Sales to Unaffiliated Customers*
Grocery Products	$174,857	$174,896	(0.0)	$556,506	$540,346	3.0
Refrigerated Foods	501,600	529,069	(5.2)	1,543,186	1,593,536	(3.2)
Jennie-O Turkey Store**	212,914	223,053	(4.5)	628,880	544,625	15.5
All Other	44,407	49,959	(11.1)	142,847	151,509	(5.7)

Total	$933,778	$976,977	(4.4)	$2,871,419	$2,830,016	1.5
Segment Profit
Grocery Products	$27,303	$21,471	27.2	$90,873	$80,835	12.4
Refrigerated Foods	18,584	17,809	4.4	58,445	57,732	1.2
Jennie-O Turkey Store**	15,397	17,969	(14.3)	48,602	37,181	30.7
All Other	6,166	3,608	70.9	18,287	11,645	57.0

Total segment profit	$67,450	$60,857	10.8	$216,207	$187,393	15.4
Net interest and investment income	(5,502)	(6,597)	16.6	(18,720)	(11,252)	(66.4)
General corporate (expense)/income	(3,194)	(3,346)	4.5	(7,885)	946	(933.5)

Earnings before income taxes	$58,754	$50,914	15.4	$189,602	$177,087	7.1

*
2001 net sales are restated for EITF 00-14 and 00-25

**
The acquisition of The Turkey Store was completed in the second quarter of fiscal year 2001. Financial results for the nine months ended July 28, 2001 only include five months of The Turkey Store operations. The above three-month time periods are comparable.

Grocery Products

        The Grocery Products segment consists primarily of processing, marketing and sale of shelf-stable food products sold predominately in the retail market.

        Grocery Products sales were even for the quarter and increased 3.0 percent for the nine months compared to the comparable fiscal 2001 periods. Sales tonnage volume was up 0.8 percent for the quarter and 3.4 percent for nine months compared to the comparable fiscal year 2001 periods. Segment profit for the Grocery Products segment increased 27.2 percent for the quarter and 12.4 percent for the nine months compared to fiscal 2001. Lower raw material cost contributed to stronger third quarter results. Certain key raw materials experienced prices that were 40.8 percent lower than the prior year quarter while the Company held firm on product pricing. The Company anticipates raw material prices to be lower than the previous year throughout the remainder of fiscal 2002.

        The Grocery Products' ethnic category continued to post solid volume gains of 9.0 percent over the prior fiscal year third quarter results. The segment's ethnic category is represented by products such as Chi-Chi's and Herdez (Mexican), House of Tsang (Asian), Marrakesh Express and Peloponnese (Mediterranean), and Carapelli olive oil (Italian). The strongest performance was realized by Chi-Chi's sauces, which experienced a sales volume increase of 19.4 percent compared to the third quarter of last year. The Company expects the ethnic category to continue to grow for the foreseeable future based on continued marketing efforts and domestic population trends.

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

        The Refrigerated Foods segment net sales were down 5.2 percent for the quarter and 3.2 percent for the nine months compared to the comparable fiscal 2001 periods. Segment profit increased 4.4 and 1.2 percent for the quarter and nine months, respectively, compared to the prior year. Sales tonnage increased 1.9 percent for the quarter and decreased 3.0 percent for the nine months compared to fiscal 2001 periods. Slaughter levels increased 2.3 percent for the third quarter and are flat for the nine months compared to the comparable fiscal 2001 periods. Hormel's success in enhancing its value-added product lines has significantly reduced the impact of the oversupply of proteins in the marketplace. The Company's supplier hog contracts lowered the profits generated by this segment by about $13,000 for the quarter because contract prices paid for hogs exceeded the spot cash market. The Company expects cash hog prices to remain low for the remainder of the year resulting in higher costs under these contracts.

        The Meat Products business unit continues to replace commodity products with branded value-added product lines. Product lines with strong volume increases over the prior year's third quarter were the Cure 81 boneless and spiral sliced hams, increasing 38.0 and 37.0 percent, respectively, and the Company's bacon products, which increased 15.0 percent.

        The Foodservice business unit continues to realize improvement over the previous year as third quarter tonnage volume increased 10.0 percent over the comparable quarter of fiscal year 2001. This increase was partially achieved because of lower third quarter results experienced last year due to a weaker restaurant and away-from-home dining industry at that time. The restaurant and away-from-home dining industry began weakening mid fiscal year 2001 as a result of the softening economy, causing a reduction in away-from-home meal spending, and then came under further pressure due to consumers' reactions to the September 11 terrorist attacks. New product launches, such as the third quarter launch of Café H which incorporates ethnic sauces with proteins, and continued growth of established Foodservice products such as Always Tender pork and Fast 'N Easy precooked bacon also contributed to the strong growth results. The Company expects the away-from-home meal category to continue to improve over prior year results through the remainder of the fiscal year.

        The Hormel HealthLabs operating segment net sales were even for the third quarter and increased 99.6 percent for the nine months compared to the prior year periods. The quarter results are comparable but the nine month results for fiscal year 2002 were positively impacted by the acquisition and integration of Diamond Crystal Brands Nutritional Products (Diamond Crystal), which was acquired late in the second quarter of fiscal year 2001. Sales growth in the majority of this operating segment's product lines was offset by the elimination of certain products that did not meet the Company's profit objectives.

Jennie-O Turkey Store

        The Jennie-O Turkey Store (JOTS) segment consists primarily of processing, marketing and sale of branded and unbranded turkey products for the retail, foodservice and fresh customer markets.

        JOTS net sales decreased 4.5 percent for the quarter and increased 15.5 percent for nine months compared to the comparable fiscal 2001 periods. Tonnage volume decreased 4.7 percent for the quarter and increased 13.5 percent for the nine months compared to the comparable prior year period results. Segment profit decreased 14.3 percent for the quarter and increased 30.7 percent for the nine months compared to 2001. Adjusted for SFAS No. 142 (see Note C), segment profit decreased 26.3 percent for the quarter and increased 14.3 percent for the nine months compared to the prior year. The acquisition, during the second quarter of fiscal year 2001, and subsequent merger of The Turkey Store into this segment has provided a substantial increase to all nine-month segment measures. JOTS's second and third quarter fiscal 2002 results were significantly weakened due to the protein oversupply in the market caused initially by the Russian ban on poultry products earlier this year. This market condition drove commodity values for whole birds, breasts and dark meat well below normal market levels.

        In addition to the difficult market conditions, the decline in sales volume also resulted from the planned discontinuation of commodity sales that did not meet the Company's profit objectives. The Company's focus on branded, value-added product lines has resulted in a volume tonnage gain of 4.0 percent in this area compared to the prior year's nine-month period. Branded products enhancing overall segment margins and continuing to show strong growth were Jennie-O Turkey Store marinated tenders and corn dogs, "So Easy" oven roasted turkey breast, and Jennie-O Turkey Store Cajun-style turkey and flavored chicken deli breasts.

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

        All Other net sales decreased 11.1 percent for the quarter and 5.7 percent for the nine months compared to the same fiscal 2001 periods. Segment profit increased 70.9 and 57.0 percent for the quarter and nine months, respectively, compared to prior year results. Adjusted for SFAS No. 142 (see Note C), segment profit increased 54.0 percent for the quarter and 42.4 percent for the nine months compared to the prior year. HFI export sales were below expectations due primarily to lower protein commodity sales, which are continuing to be negatively effected by pricing pressure caused by the global oversupply of proteins influenced by the Russian ban on U.S. poultry. The Company expects this condition to continue through the fourth fiscal quarter of 2002. However, HFI's profits continued to remain stronger than last year because of the strength of branded products like SPAM luncheon meat, which experienced solid gains in Canada, United Kingdom, and South Korea. The Company's joint venture investment in Mexico, Hormel Alimentos, also helped to boost profits compared to the prior year. The reduced ownership level in Campofrio and the subsequent accounting change for this investment will adversely affect this segment's profit results in future quarters.

        Vista, the Company's food packaging subsidiary, continued to attain strong profit gains compared to the prior year's quarter and nine months. This increased profitability was a result of improved market conditions, production efficiencies and the reduction of overhead in all areas of the business.

        Dan's Prize, Inc., the Company's marketer and seller of beef products, benefited from the continued recovery in the away-from-home meal spending and as a result experienced increased third quarter profit results over the same quarter of fiscal year 2001.

Unallocated Income and Expenses

        The Company does not allocate investment income, interest expense and interest income to its segments when measuring performance. The Company also retains various other income and unallocated expenses at corporate. These items are included in the segment table for the purpose of reconciling segment results to earnings before income taxes.

        Net interest and investment income for the third quarter and nine months was a net expense of $5,502 and $18,720, respectively, compared to $6,597 and $11,252 for the comparable periods of 2001. The decrease in the current year's third quarter expense is attributable to the May 2002 retirement of the Company's $54,600 euro denominated debt. The nine-month increase in net interest expense is due to higher debt levels in the first half of the current year compared to the first half of fiscal year 2001 and reduced interest income, due to lower yields on short-term investment securities.

        General corporate expense/income for the third quarter and nine months was a net expense of $3,194 and $7,885, respectively, compared to a net expense of $3,346 for the third quarter and net income of $946 for the nine months of the previous year. The nine-month increase over the prior year is due to higher levels of bad debts as well as changes in expense allocation methods from the previous year. A larger portion of corporate overhead expenses, which are not directly attributable to a segment, now remain at corporate rather than being allocated to the segments.

Related Party Transactions

        There has been no material change in the information regarding Related Party Transactions that was disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended January 26, 2002.

LIQUIDITY AND CAPITAL RESOURCES

        Selected financial ratios at the end of the second quarter of fiscal years 2002 and 2001 are as follows:

	End of Quarter
	3rd Quarter 2002	3rd Quarter 2001
Liquidity Ratios
Current ratio	2.3	2.0
Receivables turnover	13.7	13.1
Days sales in receivables	23.9	27.8
Inventory turnover	8.2	9.6
Days sales in inventory	44.2	41.2
Leverage Ratio
Long-term debt to equity	41.5%	55.5%
Operating Ratios
Pre-tax profit to net worth	24.4%	25.9%
Pre-tax profit to total assets	11.6%	12.6%

        Cash, cash equivalents and short-term marketable securities were $277,468 at the end of the third quarter of fiscal year 2002 compared to $149,751 at the end of the comparable fiscal 2001 period.

        Cash provided by operations was $228,698, in the nine months of fiscal year 2002, compared to $246,610 in the same period of fiscal 2001. Earnings before income taxes, depreciation and amortization increased to $251,882 in fiscal year 2002 compared to $240,529 from the comparable nine-month period of last year.

        Cash flow from operating activities provides the Company with its principal source of liquidity. The Company does not anticipate a significant risk to cash flow from this source in the foreseeable future because we operate in a stable industry and have strong products across several product lines.

        Cash used in investing activities is down to $47,052 from $511,972 used in the nine months of fiscal 2001, which included the second quarter 2001 acquisitions of The Turkey Store and Diamond Crystal for a total of $434,887. Also contributing to the lower investment spending are reduced expenditures in fixed assets and other investments compared to the prior year. The Company expects total fiscal year 2002 fixed asset spending to reach $65,000.

        Cash used in financing activities was $100,454 in the first nine months of 2002 compared to cash provided by financing activities of $314,467 in the same period of fiscal 2001. Loan proceeds received in fiscal year 2001, for the purchase of The Turkey Store and Diamond Crystal businesses, accounted for the large difference from year to year. The Company's debt to equity ratio decreased to 41.5 percent at the end of the third quarter of fiscal 2002 compared to 55.5 percent from the comparable period of fiscal 2001. This was primarily due to the Company's decision to retire its euro denominated debt in the third quarter. The principal payment on this debt amounted to $54,600 with minor prepayment penalties involved. The Company purchased 187,237 shares of stock in the first nine months of fiscal 2002 under its repurchase plan approved in September 1998. Total shares purchased under the currently approved 10,000,000 share repurchase plan are 9,645,928 shares.

        The Company opened a new $14,500 distribution center under a synthetic lease agreement at the end of its third quarter, fiscal 2001 in Dayton, Ohio. This six-year lease, with a one-year renewal option, requires annual rent payments of about $350. The Company has the option to discontinue this lease arrangement at any time after October 17, 2002, at which time the Company would purchase the facility at the original cost of $14,500. Hormel intends to exercise this option in the fourth quarter of fiscal year 2002.

FORWARD-LOOKING STATEMENTS

        The Company and its representatives may from time to time make written or oral forward-looking statements, including forward-looking statements made in any part of this report, with respect to their current views and estimates of future economic circumstances, industry conditions, Company performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties, which could cause the Company's actual results and experiences to differ materially from the anticipated results and expectations expressed in such forward-looking statements. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Among the factors that may affect the operating results of the Company are the following: (i) fluctuations in the cost and availability of raw materials, such as feed grain costs; (ii) changes in the availability and relative costs of labor; (iii) market conditions for finished products, including the supply and pricing of alternative proteins; (iv) effectiveness of advertising and marketing programs; (v) the ability of the Company to successfully integrate newly acquired businesses into existing operations; (vi) risks associated with leverage, including cost increases due to rising interest rates; (vii) changes in regulations and laws, including changes in accounting standards, environmental laws and occupational, health and safety laws; (viii) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (ix) adverse results from ongoing litigation; (x) access to foreign markets together with foreign economic conditions, including currency fluctuations; and (xi) the effect of, or changes in, general economic conditions.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risks
            (In Thousands of Dollars)

        Long-Term Debt.    A principal market risk affecting the Company is the exposure to changes in interest rates on the Company's fixed-rate, long-term debt. Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $17,095. The fair values of the Company's long-term debt were estimated using discounted future cash flows based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

        International.    While the Company does have international operations and operates in international markets, it considers its market risk in such activities to be immaterial.

        Hog Markets.    The Company's earnings are affected by fluctuations in the live hog market. To minimize the impact on earnings, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 15 years. The contract formula is based on hog production costs. Purchased hogs under contract account for 75 percent and 72 percent of the total hogs purchased by the Company through nine months of 2002 and 2001, respectively. The contracts reduce volatility in hog prices and ensure a steady supply of quality hogs.

        A hypothetical 10 percent change in the cash market would have impacted approximately 25 percent and 28 percent of the hogs purchased to-date in 2002 and 2001, respectively. Under normal market conditions, a 10 percent cash market fluctuation would have a similar variation in commodity values resulting in an immaterial effect on the Company's results.

        Unusual market conditions created by the Russian ban on poultry and the excess supply of protein have restrained commodity values since March 2002. During this period, the Company has paid a premium above the cash market price for hogs purchased under its procurement contracts, creating a procurement loss. Because of the excess supply of proteins, the Company was not able to establish margins sufficient to offset the losses on these procurement contracts.

        During this period, the usual correlation of movement between the cash market price for hogs and the commodity value of pork was disrupted. Under these unusual conditions, a 10 percent decrease in the cash market price for hogs would have allowed greater margins and positively affected third quarter, 2002 earnings after taxes by $2,200. Conversely, an increase in the cash market would have increased the cost of the hogs without a corresponding increase in commodity values and negatively affected third quarter, 2002 earnings after taxes by $2,200.

        The Company expects the current market conditions will exist throughout the fourth quarter.

        Turkey Markets.    The Company raises or contracts on a yearly basis for live turkeys. Production costs in raising turkeys and the Company's turkey procurement contracts are both subject to fluctuations in grain prices, particularly corn and soybeans. Over the long-term, fluctuations in grain prices would cause similar shifts in turkey commodity values. In the short-term, however, a direct correlation between grain prices and turkey commodity values does not exist. A 10 percent increase or decrease in corn and soybean prices would have impacted third quarter earnings after taxes by approximately $2,000.

PART II—OTHER INFORMATION

HORMEL FOODS CORPORATION

Item 1.	Legal Proceedings
The Company knows of no pending material legal proceedings.
Item 4.	Results of Votes of Security Holders
None
Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits
	99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	99.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	Reports on Form 8-K
Form 8-K was filed on April 30, 2002, reporting that Hormel Foods Corporation was lowering its earnings guidance for the second quarter of fiscal 2002 from 30-34 cents to 20-24 cents per share.

Form 8-K was filed on May 1, 2002 announcing that Hormel Foods Corporation and Excel Corporation, a wholly-owned subsidiary of Cargill, Incorporated, have signed a letter of intent to form a joint venture that will market branded fresh case-ready beef and pork in the United States.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HORMEL FOODS CORPORATION (Registrant)
Date: September 10, 2002	By	/s/ M. J. McCOY M. J. McCOY Executive Vice President and Chief Financial Officer
Date: September 10, 2002	By	/s/ J. N. SHEEHAN J. N. SHEEHAN Vice President and Controller

Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

I, Joel W. Johnson, Chairman, President and Chief Executive Officer of Hormel Foods Corporation, certify that:

(1)
I have reviewed this quarterly report on Form 10-Q of Hormel Foods Corporation;

(2)
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

(3)
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 10, 2002	Signed:	/s/ JOEL W. JOHNSON JOEL W. JOHNSON Chairman, President and Chief Executive Officer

Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

I, Michael J. McCoy, Executive Vice President and Chief Financial Officer of Hormel Foods Corporation, certify that:

(1)
I have reviewed this quarterly report on Form 10-Q of Hormel Foods Corporation;

(2)
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

(3)
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 10, 2002	Signed:	/s/ MICHAEL J. McCOY MICHAEL J. McCOY Executive Vice President and Chief Financial Officer

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
HORMEL FOODS CORPORATION STATEMENTS OF FINANCIAL POSITION (In Thousands of Dollars)
HORMEL FOODS CORPORATION STATEMENTS OF EARNINGS (In Thousands of Dollars, Except Per Share Amounts) (Unaudited)
HORMEL FOODS CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands of Dollars) (Unaudited)
HORMEL FOODS CORPORATION NOTES TO FINANCIAL STATEMENTS (In Thousands, Except Per Share and Percentage Amounts) (Unaudited)
CRITICAL ACCOUNTING POLICIES
RESULTS OF OPERATIONS
Overview
Consolidated Results
Segment Results
Related Party Transactions
LIQUIDITY AND CAPITAL RESOURCES
FORWARD-LOOKING STATEMENTS
PART II—OTHER INFORMATION HORMEL FOODS CORPORATION
SIGNATURES
Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002
Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002