Form 10-K
period 2002-10-26
HORMEL FOODS CORP /DE/
filed 2003-01-24
CIK 48465

QuickLinks -- Click here to rapidly navigate through this document

ANNUAL REPORT ON FORM 10-K

HORMEL FOODS CORPORATION

OCTOBER 26, 2002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended OCTOBER 26, 2002    Commission File No. 1-2402

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

NONE
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes   X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. (X)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes   X      No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 26, 2002 (the last business day of the registrant's most recently completed second fiscal quarter), was $1,845,340,119, based on the closing price of $24.99 per share on that date.

As of December 2, 2002, the number of shares outstanding of each of the Corporation's classes of common stock was as follows:

    Common Stock, $.0586 Par Value - 138,424,274 shares
    Common Stock Non-Voting, $.01 Par Value - 0 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Stockholders' Report for the year ended October 26, 2002, are incorporated by reference into Part I and Part II Items 5-9, and included as a separate section in the electronic filing to the SEC.

Portions of the Proxy Statement for the Annual Meeting of the Stockholders to be held January 28, 2003, are incorporated by reference into Part III, Items 10-13.

PART I

Item 1. BUSINESS

(a) General Development of Business

Hormel Foods Corporation, a Delaware corporation, was founded by George A. Hormel in 1891 in Austin, Minnesota, as George A. Hormel & Company. The Company started as a processor of meat and food products and continues in this line of business. The Company name was changed to Hormel Foods Corporation on January 31, 1995. The Company is primarily engaged in the production of a variety of meat and food products and the marketing of those products throughout the United States. Although pork and turkey remain the major raw materials for Hormel products, the Company has emphasized for several years the manufacture and distribution of branded, consumer packaged items rather than the commodity fresh meat business. In recent years, the Company's emphasis on branded products has led to the introduction and growth of ethnic product lines, such as Chi-Chi's and Herdez (Mexican), House of Tsang (Asian), Marrakesh Express and Peloponnese (Mediterranean), Carapelli Olive Oil (Italian), and Patak's (Indian).

Fiscal 2002 was the first full year of operations for the Company's Jennie-O Turkey Store (JOTS) turkey business. The JOTS operation was created as a result of merging the Company's existing Jennie-O Foods, Inc. and The Turkey Store Company, which was acquired in the second quarter of fiscal 2001. The Turkey Store Company was a turkey processing business headquartered in Barron, Wisconsin. The merged JOTS operation is currently the largest turkey processor in the world. JOTS markets its turkey products through its own sales force and independent brokers.

The Company strengthened its presence in the nutritionally enhanced food products market with the second quarter fiscal 2001 acquisition of Diamond Crystal Brands Nutritional Products, formerly headquartered in Savannah, Georgia. The Company currently operates as one of the largest companies in the U.S. nutritionally enhanced food products market.

During the fourth quarter of fiscal year 2001, the Company exited the food processing equipment business by selling its wholly owned subsidiary, Algona Fabrication and Equipment Co. (AFECO) in Algona, Iowa.

Internationally, the Company markets its products through Hormel Foods International Corporation (HFIC), a wholly owned subsidiary. HFIC has a presence in the international marketplace through joint ventures and placement of personnel in strategic foreign locations such as China, Spain, and the Philippines. HFIC also has a global presence with minority positions in food companies in Spain (Campofrio Alimentacion S.A., 15% holding) and the Philippines (Purefoods-Hormel, 40% holding).

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

(b) Industry Segment

The Company's business is reported in four segments: Refrigerated Foods, Grocery Products, Jennie-O Turkey Store, and All Other. The contributions of each segment to net sales to unaffiliated customers and operating profit, and the presentation of certain other financial information by segment are reported in Note K of the Notes to Consolidated Financial Statements and in the Management's

Discussion and Analysis of the Annual Stockholder's Report for the year ended October 26, 2002, incorporated herein by reference.

(c) Description of Business

Products and Distribution

The principal products of the Company are meat and food products, which are sold fresh, frozen, cured, smoked, cooked and canned. The percentages of total revenues contributed by classes of similar products for the last three fiscal years of the Company are as follows:

	Year Ended
	October 26, 2002	October 27, 2001	October 28, 2000
Perishable meat	53.0%	54.7%	51.9%
Nonperishable meat	19.8	21.0	27.2
Poultry	22.6	20.3	17.5
Other	4.6	4.0	3.4

	100.0%	100.0%	100.0%

Reporting of revenues from external customers is based on similarity of products, as the same or similar products are sold across multiple distribution channels such as retail, foodservice or international. To more precisely reflect the sales of each category, some reclassification of products has occurred from the October 28, 2000, percentages presented above. This reclassification caused a shift in revenues from the Nonperishable meat to the Perishable meat category. Revenues reported are based on financial information used to produce the Company's general-purpose financial statements.

Perishable meat includes fresh meats, sausages, hams, wieners and bacon. Nonperishable meat includes canned luncheon meats, shelf stable microwaveable entrees, stews, chilies, hash, meat spreads and other items that do not require refrigeration as well as frozen processed products. The Poultry category is composed primarily of JOTS products. The Other category primarily consists of nutritionally enhanced food products, food packaging (casings for dry sausage), industrial gelatin products, and food manufacturing equipment. The food manufacturing equipment business was sold in fiscal 2001. The Poultry and Other categories have increased over the past two years primarily because of The Turkey Store and Diamond Crystal Brands Nutritional Products acquisitions in the second quarter of fiscal 2001.

No new product in fiscal 2002 required a material investment of Company assets.

Domestically, the Company sells its products in all 50 states. Hormel products are sold through Company sales personnel, operating in assigned territories coordinated from district sales offices located in most of the larger U.S. cities, as well as independent brokers and distributors. As of October 26, 2002, the Company had approximately 600 sales personnel engaged in selling its products. Distribution of products to customers is by common carrier.

Through HFIC, the Company markets its products in various locations throughout the world. Some of the larger markets include Australia, Canada, China, England, Japan, Mexico and Micronesia. The

distribution of export sales to customers is by common carrier, while the China operations own and operate their own delivery system. The Company, through HFIC, has licensed companies to manufacture various Hormel products internationally on a royalty basis, with the primary licensee being Tulip International of Denmark.

Raw Materials

The Company has, for the past several years, been concentrating on processed branded products for consumers with year-round demand to minimize the seasonal variation experienced with commodity type products. Pork continues to be the primary raw material for Company products. Although hog producers are moving toward larger, more efficient year-round confinement operations and supply contracts are becoming increasingly prevalent in the industry, there is still a seasonal variation in the supply of fresh pork materials. The expanding line of processed items has reduced but not eliminated the sensitivity of Company results to raw material supply and price fluctuations.

Livestock slaughtered by the Company is purchased by Company buyers and commission dealers at sale barns and terminal markets or under long-term supply contracts at locations principally in Minnesota, Illinois, Iowa, Nebraska, Colorado and South Dakota. The cost of livestock and the utilization of the Company's facilities are affected by both the level and the methods of pork production in the United States. The hog production industry has been rapidly moving to very large, vertically integrated, year-round confinement operations operating under long-term supply agreements. This has resulted in fewer hogs being available on the spot cash market, which decreases the supply of hogs on the open market and can severely diminish the utilization of slaughter facilities and increase the cost of the raw materials they produce. The Company, along with others in the industry, uses long-term supply contracts to manage the effects of this trend and to assure a stable supply of raw materials while minimizing extreme fluctuations in costs over the long-term. This may result in costs for live hogs that are either higher or lower than the spot cash market depending on the relationship of the cash spot market to contract prices. Contract costs are fully reflected in the Company's reported financial results. In fiscal 2002, the Company purchased 75 percent of its hogs under long-term supply contracts.

In fiscal 2002, JOTS raised approximately 53 percent of the turkeys needed to meet its raw material requirements for whole bird and processed turkey products. Turkeys not sourced within the Company are contracted with independent turkey growers. JOTS' turkey-raising farms are located throughout Minnesota and Wisconsin.

Production costs in raising turkeys are subject to fluctuations in grain prices, particularly corn. In the fourth quarter of fiscal 2002, the Company began hedging its corn needs by purchasing corn futures contracts. The corn futures contracts offset the fluctuation in the Company's future direct corn purchases.

Manufacturing

The Company has plants in Austin, Minnesota; Fremont, Nebraska; Beijing, China; and Rochelle, Illinois (Rochelle converted to a 100 percent further processing facility effective January 6, 2003) that slaughter livestock for processing. Quality Pork Processors of Dallas, Texas, operates the slaughter facility at Austin under a custom slaughter arrangement.

Facilities that produce manufactured items are located in Algona, Iowa; Aurora, Illinois; Austin, Minnesota; Beloit, Wisconsin; Ft. Dodge, Iowa; Fremont, Nebraska; Houston, Texas; Knoxville, Iowa; Osceola, Iowa; Quakertown, Pennsylvania; Rochelle, Illinois; Stockton, California; Tucker, Georgia; Wichita, Kansas; Beijing, China; and Shanghai, China. Several companies perform custom manufacturing for Hormel, including Owatonna Canning Company, Owatonna, Minnesota; Lakeside Packing Company, Manitowoc, Wisconsin; Criders, Stilmore, Georgia; Tony Downs, St. James, Minnesota; and Pierre Foods of Claremont, North Carolina. Power Logistics, Inc., based in St. Charles, Illinois, operates distribution centers for the Company in Dayton, Ohio, and Osceola, Iowa.

The Company's turkey slaughter and processing operations are located in Barron, Wisconsin; Faribault, Minnesota; Marshall, Minnesota; Melrose, Minnesota; Montevideo, Minnesota; Pelican Rapids, Minnesota; and Willmar, Minnesota.

Patents and Trademarks

There are numerous patents and trademarks that are important to the Company's business. The Company holds five foreign and 40 U.S. issued patents. Some of the trademarks are registered and some are not. In recognition of the importance of these assets, the Company created a subsidiary, Hormel Foods, LLC, in 1998 to create, own, maintain and protect most of the Company's trademarks and patents. Some of the more significant owned or licensed trademarks used in the Company's segments are:

HORMEL, ALWAYS TENDER, AMERICAN CLASSICS, AUSTIN BLUES, BLACK LABEL, CARAPELLI, CHI-CHI'S, CURE 81, CUREMASTER, DAN'S PRIZE, DI LUSSO, DINTY MOORE, DUBUQUE, EL TORITO, FAST 'N EASY, HERB-OX, HERDEZ, HOMELAND, HOUSE OF TSANG, JENNIE-O TURKEY STORE, KID'S KITCHEN, LAYOUT, LITTLE SIZZLERS, MARRAKESH EXPRESS, MARY KITCHEN, OLD SMOKEHOUSE, PATAK'S, PELOPONNESE, PILLOW PACK, QUICK MEAL, RANGE BRAND, ROSA GRANDE, SANDWICH MAKER, SPAM, STAGG, THICK & EASY and WRANGLERS.

Customers and Backlog Orders

During fiscal year 2002, no customer accounted for more than 10 percent of total Company sales. The five largest customers in each segment make up approximately the following percentage of segment sales: 38 percent of Grocery Products, 39 percent of Refrigerated Foods, 33 percent of JOTS and 23 percent of All Other. The Company believes the loss of any single customer would not have a material adverse effect on the Company's business. Backlog orders are not significant due to the perishable nature of a large portion of the products and orders are accepted and shipped on a current basis.

Competition

The production and sale of meat and food products in the United States and internationally are highly competitive. The Company competes with manufacturers of pork and turkey products, as well as national and regional producers of other meat and protein sources, such as beef, chicken and fish. The Company believes that its largest domestic competitors for its Refrigerated Foods segment in 2002 were Tyson Foods, Smithfield Foods and ConAgra Foods; for its Grocery Products segment, ConAgra Foods, Dial Corp. and Campbell Soup Co.; and for JOTS, ConAgra Foods and Cargill, Inc.

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

Research and Development

Research and development continues to be a vital part of the Company's strategy to extend existing brands and expand into new branded items. The expenditures for research and development for fiscal 2002, 2001 and 2000, respectively, were $12,097,000, $11,478,000 and $9,592,000. There are 40 professional employees engaged in full time research, 18 in the area of improving existing products and 22 in developing new products.

Employees

As of October 26, 2002, the Company had over 15,500 active employees.

(d) Executive Officers of the Registrant

Name	Age	Current Office and Previous Five Years Experience	Dates	Year First Elected Officer
Joel W. Johnson	59	Chairman of the Board, President and Chief Executive Officer	12/08/95 to Present	1991
Michael J. McCoy	55	Executive Vice President and Chief Financial Officer	10/29/01 to Present	1996
		Senior Vice President and Chief Financial Officer	05/01/00 to 10/28/01
		Vice President and Controller	04/27/98 to 04/30/00
		Vice President and Treasurer	01/27/97 to 04/26/98
		Treasurer	01/01/96 to 01/26/97
Gary J. Ray	56	Executive Vice President Refrigerated Foods	11/01/99 to Present	1988
		Executive Vice President Operations	07/27/92 to 10/31/99
Eric A. Brown	56	Group Vice President Prepared Foods	12/02/96 to Present	1987
Steven G. Binder	45	Group Vice President Foodservice	10/30/00 to Present	1998
		Vice President Foodservice	11/02/98 to 10/29/00
		Director Foodservice Sales	12/30/96 to 11/01/98
Richard A. Bross	51	Group Vice President Hormel/President Hormel Foods International Corporation	10/29/01 to Present	1995
		Vice President Hormel/President Hormel Foods International Corporation	11/01/99 to 10/28/01
		Vice President Grocery Products	01/30/95 to 10/31/99

Jeffrey M. Ettinger	44	Group Vice President Hormel/President and Chief Operating Officer Jennie-O Turkey Store	10/29/01 to Present	1998
		Vice President Hormel/President and Chief Operating Officer Jennie-O Turkey Store	04/30/01 to 10/28/01
		Vice President Hormel/President and Chief Executive Officer Jennie-O Foods	01/31/00 to 04/29/01
		Vice President Hormel/Jennie-O Foods	11/01/99 to 01/30/00
		Treasurer	04/27/98 to 10/31/99
		Assistant Treasurer	11/24/97 to 04/26/98
		Special Assignment	09/08/97 to 11/23/97
		Grocery Products Product Manager	04/10/95 to 09/07/97
Ronald W. Fielding	49	Group Vice President Meat Products	11/01/99 to Present	1997
		Vice President Hormel/President Hormel Foods International Corporation	01/27/97 to 10/31/99
		President Hormel Foods International Corporation	01/01/96 to 01/26/97
James A. Jorgenson	58	Senior Vice President Corporate Staff	11/01/99 to Present	1990
		Vice President Human Resources	12/30/91 to 10/31/99
Mahlon C. Schneider	63	Senior Vice President External Affairs and General Counsel	11/01/99 to Present	1990
		Vice President and General Counsel	11/19/90 to 10/31/99
Thomas R. Day	44	Vice President Foodservice Sales	10/30/00 to Present	2000
		Director Foodservice Sales	11/02/98 to 10/29/00
		Director Dubuque Foods Incorporated Foodservice Sales and Marketing	03/07/94 to 11/01/98
Forrest D. Dryden	59	Vice President Research and Development	01/26/87 to Present	1987
Jody H. Feragen	46	Vice President and Treasurer	10/29/01 to Present	2000
		Treasurer	10/30/00 to 10/28/01
		Assistant Treasurer, National Computer Systems in Eden Prairie, Minnesota, a data collection and software company	12/01/95 to 10/30/00
Dennis B. Goettsch	49	Vice President Foodservice Marketing	10/30/00 to Present	2000
		Director Foodservice Marketing	10/01/90 to 10/29/00
Daniel A. Hartzog	51	Vice President Meat Products Sales	10/30/00 to Present	2000
		Director of Meat Products Business Development	07/03/00 to 10/29/00
		Meat Products Regional Sales Manager	09/19/88 to 07/02/00
Kurt F. Mueller	46	Vice President Fresh Pork Sales and Marketing	11/01/99 to Present	1999
		Director Fresh Pork Sales and Marketing	02/03/97 to 10/31/99
		Manager Logistics and Customer Service Refrigerated Products	03/06/95 to 02/02/97
Gary C. Paxton	57	Vice President Prepared Foods Operations	11/01/99 to Present	1992
		Vice President Manufacturing	01/27/92 to 10/31/99

Larry J. Pfeil	53	Vice President Engineering	11/01/99 to Present	1999
		Director of Engineering	01/04/99 to 10/31/99
		Corporate Manager Engineering	01/13/97 to 01/03/99
		Corporate Manager Plant Engineering	12/27/93 to 01/12/97
Douglas R. Reetz	48	Vice President Grocery Products Sales	11/01/99 to Present	1999
		Director Grocery Products Sales and Business Development	09/15/97 to 10/31/99
		Director Grocery Products Sales	01/04/93 to 09/14/97
James N. Sheehan	47	Vice President and Controller	05/01/00 to Present	1999
		Treasurer	11/01/99 to 04/30/00
		President Hormel Financial Services Corporation	09/21/98 to 10/31/99
		Corporate Manager Credit/Claims Hormel Financial Services Corporation	07/28/97 to 09/20/98
		Corporate Manager Credit/Claims	09/02/96 to 07/27/97
William F. Snyder	45	Vice President Refrigerated Foods Operations	11/01/99 to Present	1999
		Director Fresh Pork Operations	09/27/99 to 10/31/99
		Fremont Plant Manager	12/25/95 to 09/26/99
Joe C. Swedberg	47	Vice President Meat Products Marketing	11/01/99 to Present	1999
		Director Meat Products Marketing	01/04/93 to 10/31/99
Larry L. Vorpahl	39	Vice President Grocery Products Marketing	11/01/99 to Present	1999
		Director Grocery Products Marketing	09/30/96 to 10/31/99
James W. Cavanaugh	53	Corporate Secretary and Senior Attorney	01/29/01 to Present	2001
		Assistant Secretary and Senior Attorney	01/29/90 to 01/28/01

No family relationship exists among the executive officers.

Executive officers are elected annually by the Board of Directors at the first meeting following the Annual Meeting of Stockholders. Vacancies may be filled and additional officers elected at any regular or special meeting.

Item 2. PROPERTIES

Location	Approximate Floor Space (Square Feet) Unless Noted	Owned or Leased	Lease Expiration Date
Hormel Foods Corporation
Slaughtering and Processing Plants
Austin, Minnesota
Slaughter	217,000	Owned
Processing	1,075,000	Owned
Fremont, Nebraska	655,000	Owned
Processing Plants
Algona, Iowa	153,000	Owned
Aurora, Illinois	141,000	Owned
Beloit, Wisconsin	339,000	Owned
Ft. Dodge, Iowa	17,000	Owned
Houston, Texas	93,000	Owned
Knoxville, Iowa	130,000	Owned
Osceola, Iowa	334,000	Owned
Quakertown, Pennsylvania	13,000	Owned
Rochelle, Illinois	440,000	Owned
Stockton, California	139,000	Owned
Tucker, Georgia	259,000	Owned
Wichita, Kansas	80,000	Owned
Warehouse/Distribution Centers
Austin, Minnesota-Annex	83,000	Owned
Dayton, Ohio	140,000	Owned
Eldridge, Iowa	280,000	Leased	October, 2005
Osceola, Iowa	233,000	Owned
Stockton, California	232,000	Leased	July, 2004
Tucker, Georgia	96,000	Leased	October, 2004
Research and Development Center
Austin, Minnesota	59,000	Owned
Corporate Offices
Austin, Minnesota	203,000	Owned
Dan's Prize, Inc.
Browerville, Minnesota-Plant	52,000	Owned
Long Prairie, Minnesota-Plant	80,000	Owned
Jennie-O Turkey Store, Inc.
Plants
Barron, Wisconsin	372,000	Owned
Faribault, Minnesota	169,000	Owned
Marshall, Minnesota	142,000	Owned
Melrose, Minnesota	124,000	Owned

Montevideo, Minnesota	85,000	Owned
Pelican Rapids, Minnesota	223,000	Owned
Willmar, Minnesota-Airport Plant	334,000	Owned
Willmar, Minnesota-Benson Ave.	79,000	Owned
Feed Mills
Atwater, Minnesota	19,000	Owned
Barron, Wisconsin	26,000	Owned
Dawson, Minnesota	37,000	Owned
Faribault, Minnesota	21,000	Owned
Henning, Minnesota	5,000	Owned
Northfield, Minnesota	17,000	Owned
Perham, Minnesota	26,000	Owned
Swanville, Minnesota	29,000	Owned
Other
Barron, Wisconsin-Hatchery	37,000	Owned
Detroit Lakes, Minnesota-Hatchery	24,000	Owned
Henning, Minnesota-Hatchery	22,000	Owned
Melrose, Minnesota-Warehouse	10,000	Owned
Turkey Farms	*14,600	Owned
Willmar, Minnesota-Gorton Ave. Warehouse	6,000	Owned
Willmar, Minnesota-Pacific Ave. Warehouse	19,000	Owned
Vista International Packaging, Inc.
Kenosha, Wisconsin-Plant	61,000	Owned
Kenosha, Wisconsin-Warehouse	80,000	Leased	April, 2004
Mountain Prairie, LLC
Las Animas, Colorado-Hog Confinement Buildings	707,000	66.7% Owned
Beijing Hormel Foods Co. Ltd.
Beijing, China-Plant	68,000	76.4% Owned
Shanghai Hormel Foods Co. Ltd.
Shanghai, China-Plant	38,000	77.2% Owned

*Acres

Many of these properties are not exclusive to any one of the Company's segments and a few of the properties are utilized in all four segments of the Company. The Company has renovation or building projects in progress at Austin, Minnesota; Fremont, Nebraska; Rochelle, Illinois; Osceola, Iowa; and at various JOTS locations. The Company believes its operating facilities are well maintained and suitable for current production volumes and all volumes anticipated in the foreseeable future.

Item 3. LEGAL PROCEEDINGS

The Company knows of no pending material legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to shareholders during the fourth quarter of the 2002 fiscal year.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The high and low closing price of the Company's Common Stock and the dividends per share declared for each fiscal quarter of 2002 and 2001, respectively, are shown below:

2002	High	Low	Dividend
Fourth Quarter	$24.95	$20.95	$.0975
Third Quarter	24.99	20.50	.0975
Second Quarter	28.03	24.99	.0975
First Quarter	27.14	23.12	.0975

2001	High	Low	Dividend
Fourth Quarter	$26.39	$21.73	$.0925
Third Quarter	25.25	19.52	.0925
Second Quarter	21.50	18.51	.0925
First Quarter	19.13	16.75	.0925

Additional information about dividends, principal market of trade and number of stockholders on page 41 of the Annual Stockholders' Report for the year ended October 26, 2002, is incorporated herein by reference. The Company's Common Stock has been listed on the New York Stock Exchange since January 16, 1990.

Item 6. SELECTED FINANCIAL DATA

Selected Financial Data for the five years ended October 26, 2002, on page 18 of the Annual Stockholders' Report for the year ended October 26, 2002, is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 19 through 26 of the Annual Stockholders' Report for the year ended October 26, 2002, is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information on the Company's exposure to market risk is included in the Management's Discussion and Analysis of Financial Condition and Results of Operations on page 27 of the Annual Stockholders' Report for the year ended October 26, 2002, is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements, including unaudited quarterly data, on pages 28 through 39 and the Report of Independent Auditors on page 39 of the Annual Stockholders' Report for the year ended October 26, 2002, are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
              DISCLOSURE

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information under "Election of Directors", contained on pages 4 and 5 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 28, 2003, is incorporated herein by reference.

Information concerning Executive Officers is set forth in Item 1(d) of Part I pursuant to Instruction 3, Paragraph (b) of Item 401 of Regulation S-K.

Item 11. EXECUTIVE COMPENSATION

Information for the year ended October 26, 2002, under "Executive Compensation" on pages 12 through 18 and "Compensation of Directors" on page 6 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 28, 2003, is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                RELATED STOCKHOLDER MATTERS

Ownership of securities of the Company by certain beneficial owners and management for the year ended October 26, 2002, as set forth on pages 10 and 11 and information under "Equity Compensation Plan Information" on page 18 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 28, 2003, is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information under "Other Information Relating to Directors, Nominees, and Executive Officers" for the year ended October 26, 2002, as set forth on page 20 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 28, 2003, is incorporated herein by reference.

Item 14. CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this Annual Report on Form 10-K, the Company performed an evaluation under the supervision and with the participation of the Company's management, including its Chairman, President and Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO"), of its "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)). The Company's disclosure controls and procedures are designed to ensure that the Company, including its consolidated subsidiaries, is able to record, process, summarize and report financial data within the time periods specified in Securities and Exchange Commission rules and forms. As a result of this evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective for their intended purposes.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)
    (1) and (2) The response to this portion of Item 15 is submitted as a separate section of this report.

    (3)
    List of Exhibits—The response to this portion of Item 15 is submitted as a separate section of this report.

    (b)
    The following reports on Form 8-K were filed during the fourth quarter:

    Form 8-K was filed on July 29, 2002, announcing the election of Susan Marvin, President of Marvin Windows and Doors, to the Company's Board of Directors.

    Form 8-K was filed on August 2, 2002, reporting that the Company filed with the Securities and Exchange Commission ("SEC") original sworn statements of the Company's Chief Executive Officer and Chief Financial Officer as required by the SEC's Order 4-460 issued on June 27, 2002.

    Form 8-K was filed on October 9, 2002, announcing that the Company's Board of Directors has authorized the repurchase of up to 10 million shares of its common stock.

    (c)
    The response to this portion of Item 15 is submitted as a separate section of this report.

    (d)
    The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORMEL FOODS CORPORATION

By /s/ Joel W. Johnson	January 22, 2003

Joel W. Johnson, Chairman of the Board,	Date
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

/s/ Joel W. Johnson Joel W. Johnson	1/22/03 Date	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ Michael J. McCoy Michael J. McCoy	1/22/03 Date	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)
/s/ Gary J. Ray* Gary J. Ray	1/22/03 Date	Executive Vice President Refrigerated Foods and Director
/s/ Eric A. Brown* Eric A. Brown	1/22/03 Date	Group Vice President Prepared Foods and Director
/s/ John W. Allen* John W. Allen	1/22/03 Date	Director

/s/ John R. Block* John R. Block	1/22/03 Date	Director
/s/ William S. Davila* William S. Davila	1/22/03 Date	Director
/s/ E. Peter Gillette Jr.* E. Peter Gillette Jr.	1/22/03 Date	Director
/s/ Luella G. Goldberg* Luella G. Goldberg	1/22/03 Date	Director
/s/ Susan I. Marvin* Susan I. Marvin	1/22/03 Date	Director
/s/ Dakota A. Pippins* Dakota A. Pippins	1/22/03 Date	Director
/s/ John G. Turner* John G. Turner	1/22/03 Date	Director
/s/ Dr. Robert R. Waller* Dr. Robert R. Waller	1/22/03 Date	Director
* /s/ Michael J. McCoy Michael J. McCoy, as Attorney-In-Fact	1/22/03 Date

Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

I, Joel W. Johnson, Chairman, President and Chief Executive Officer of Hormel Foods Corporation, certify that:

(1)
I have reviewed this annual report on Form 10-K of Hormel Foods Corporation;

(2)
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

(3)
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

(4)
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

•
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

•
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

•
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent functions):

•
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

•
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6)
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	January 22, 2003	Signed:	/s/ Joel W. Johnson Joel W. Johnson Chairman, President and Chief Executive Officer

Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

I, Michael J. McCoy, Executive Vice President and Chief Financial Officer of Hormel Foods Corporation, certify that:

(1)
I have reviewed this annual report on Form 10-K of Hormel Foods Corporation;

(2)
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

(3)
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

(4)
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

•
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

•
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

•
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent functions):

•
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

•
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6)
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	January 22, 2003	Signed:	/s/ Michael J. McCoy Michael J. McCoy Executive Vice President and Chief Financial Officer

ANNUAL REPORT ON FORM 10-K

ITEM 15 (a) (1), (2), AND (3) AND ITEM 15 (c) AND (d)

LIST OF FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULE

LIST OF EXHIBITS

YEAR ENDED OCTOBER 26, 2002

HORMEL FOODS CORPORATION

Austin, Minnesota

Item 15(a) (1), (2) and (3) and Item 15 (c) and (d)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
HORMEL FOODS CORPORATION

FINANCIAL STATEMENTS

The following consolidated financial statements of Hormel Foods Corporation included in the Annual Stockholders' Report for the Registrant to its stockholders for the year ended October 26, 2002, are incorporated herein by reference in Item 8 of Part II of this report:

Consolidated Statements of Financial Position—October 26, 2002, and October 27, 2001.

Consolidated Statements of Operations—Years Ended October 26, 2002, October 27, 2001 and October 28, 2000.

Consolidated Statements of Changes in Shareholders' Investment—Years Ended October 26, 2002, October 27, 2001, and October 28, 2000.

Consolidated Statements of Cash Flows—Years Ended October 26, 2002, October 27, 2001, and October 28, 2000.

Notes to Financial Statements—October 26, 2002.

Report of Independent Auditors

FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statement schedule of Hormel Foods Corporation required pursuant to Item 15(d) is submitted herewith:

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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

HORMEL FINANCIAL SERVICES CORPORATION

(Dollars in Thousands)

COLUMN A	COLUMN B	COLUMN C			COLUMN D			COLUMN E
		Additions
Classification	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts- Describe		Deductions- Describe			Balance at End of Period
Valuation reserve deduction from assets account:
Fiscal year ended October 26, 2002
Allowance for doubtful accounts receivable	$1,393	$1,638	$0		$ $	1,674 (36	(1) ) (2)	$1,393
Fiscal year ended October 27, 2001
Allowance for doubtful accounts receivable	$1,273	$1,041	$120	(3)	$ $	1,112 (71	(1) ) (2)	$1,393
Fiscal year ended October 28, 2000
Allowance for doubtful accounts receivable	$1,273	$1,809	$-0-		$ $	1,994 (185	(1) ) (2)	$1,273

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
Supplemental Indenture No. 1 dated as of June 4, 2001, to Indenture dated as of June 1, 2001, between Hormel and U.S. Bank Trust National Association, as Trustee, relating to certain outstanding debt securities. (Incorporated by reference to Exhibit 4.2 to Hormel's Registration Statement on Form S-4 dated August 28, 2001, File No. 333-68498.)
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
10.2	*	Hormel Foods Corporation Operators' Shares Incentive Compensation Plan. (Incorporated by Reference to Appendix A to Hormel's definitive Proxy Statement filed on December 30, 1997, File No. 001-02402.)
10.3	**	Hormel Foods Corporation Supplemental Executive Retirement Plan (2002 Restatement.)
10.4	*	Hormel Foods Corporation 2000 Stock Incentive Plan. (Incorporated by Reference to Exhibit A to Hormel's definitive Proxy Statement filed on December 30, 1999, File No. 001-02402.)
10.5	*	Hormel Foods Corporation Long-Term Incentive Plan. (Incorporated by Reference to Appendix B to Hormel's definitive Proxy Statement filed on December 30, 1997, File No. 001-02402.)
10.6	**	Hormel Foods Corporation Supplemental Retirement Benefits Plan for the Benefit of Joel W. Johnson (1999 Restatement.)
10.7	**	Hormel Foods Corporation Executive Deferred Income Plan II (2002 Restatement.)
10.8	**	Form of Indemnification Agreement for Directors and Officers.

11.1	*
Statement re computation of per share earnings. (Incorporated by reference to Consolidated Statements of Operations and Note A of the Notes to Consolidated Financial Statements set forth in Exhibit 13.1 to the Annual Report to Stockholders for fiscal year ended October 26, 2002, dated October 26, 2002, File No. 001-02402.)
13.1	**	Pages 18 through 41 of the Annual Report to Stockholders for fiscal year ended October 26, 2002.
21.1	**	Subsidiaries of the Registrant.
23.1	**	Consent of Independent Auditors.
24.1	**	Power of Attorney.
99.1	**	Cautionary Statement Regarding Forward-Looking Statements and Risk Factors.
99.2	**	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	**	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. CONTROLS AND PROCEDURES
PART IV
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8–K
SIGNATURES
Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002
Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002
  Item 15(a) (1), (2) and (3) and Item 15 (c) and (d)
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES HORMEL FINANCIAL SERVICES CORPORATION (Dollars in Thousands)
LIST OF EXHIBITS HORMEL FOODS CORPORATION