Form 10-Q
period 2003-01-25
HORMEL FOODS CORP /DE/
filed 2003-03-11
CIK 48465

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended January 25, 2003	Commission File
Number 1-2402

HORMEL FOODS CORPORATION

Incorporated Under the Laws of the State of Delaware	Fein #41-0319970

1 Hormel Place

Austin, Minnesota 55912-3680

Telephone - (507) 437-5611

None

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        YES  ☒       NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).       YES  ☒       NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class

Outstanding at January 25, 2003

Common Stock	$.0586 par value	138,419,515
Common Stock Non-Voting	$.01 par value	-0-

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

HORMEL FOODS CORPORATION

STATEMENTS OF FINANCIAL POSITION

(In Thousands of Dollars)

	January 25, 2003	October 26, 2002
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$133,082	$309,563
Accounts receivable	251,096	275,460
Inventories	369,534	355,638
Deferred income taxes	7,595	7,431
Prepaid expenses and other current assets	50,357	14,078
TOTAL CURRENT ASSETS	811,664	962,170

DEFERRED INCOME TAXES	292	6,583

GOODWILL	381,676	310,072

OTHER INTANGIBLES	55,950	56,224

INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	137,879	127,222

OTHER ASSETS	162,018	105,247

PROPERTY, PLANT AND EQUIPMENT
Land	23,676	21,709
Buildings	403,301	382,573
Equipment	882,289	852,403
Construction in progress	40,800	46,466
	1,350,066	1,303,151
Less allowance for depreciation	(668,596)	(650,473)
	681,470	652,678

TOTAL ASSETS	$2,230,949	$2,220,196

See notes to financial statements

HORMEL FOODS CORPORATION

STATEMENTS OF FINANCIAL POSITION

(In Thousands of Dollars)

	January 25, 2003	October 26, 2002
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$170,879	$174,070
Accrued expenses	31,507	34,496
Accrued marketing expenses	58,221	51,739
Employee compensation	54,116	87,897
Taxes, other than federal income taxes	22,023	19,819
Dividends payable	14,593	13,569
Federal income tax	16,369	14,701
Current maturities of long-term debt	13,809	13,820
TOTAL CURRENT LIABILITIES	381,517	410,111

LONG-TERM DEBT-less current maturities	408,727	409,648

ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION	253,161	253,078

OTHER LONG-TERM LIABILITIES	35,245	32,104

SHAREHOLDERS’ INVESTMENT
Preferred stock, par value $.01 a share–authorized 80,000,000 shares; issued - none
Common stock, non-voting, par value $.01 a share - authorized 200,000,000 shares; issued - none
Common stock, par value $.0586 a share–authorized 400,000,000 shares; issued 138,424,274 shares January 25, 2003 issued 138,411,338 shares October 26, 2002	8,112	8,111
Accumulated other comprehensive loss	(26,793)	(32,959)
Retained earnings	1,171,096	1,140,103
	1,152,415	1,115,255
Shares held in treasury – 4,759 shares	(116)	0

TOTAL SHAREHOLDERS’ INVESTMENT	1,152,299	1,115,255

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$2,230,949	$2,220,196

See notes to financial statements

HORMEL FOODS CORPORATION

STATEMENTS OF EARNINGS

(In Thousands, Except Per Share Amounts)

(Unaudited)

Three Months Ended

	January 25, 2003	January 26, 2002
Net sales	$1,018,450	$983,014
Cost of products sold	766,285	736,762
GROSS PROFIT	252,165	246,252

Expenses:
Selling and delivery	147,885	138,669
Administrative and general	28,090	23,019
TOTAL EXPENSES	175,975	161,688

Equity in earnings of affiliates	881	1,274
OPERATING INCOME	77,071	85,838

Other income and expenses:
Interest and investment income	1,861	1,739
Interest expense	(7,047)	(8,291)
EARNINGS BEFORE INCOME TAXES	71,885	79,286
Provision for income taxes	24,945	28,935

NET EARNINGS	$46,940	$50,351

NET EARNINGS PER SHARE:
BASIC	$0.34	$0.36
DILUTED	$0.34	$0.36

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	138,389	138,733
DILUTED	139,750	140,487

DIVIDENDS DECLARED PER SHARE:	$0.105	$0.0975

See notes to financial statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(Unaudited)

	Three Months Ended
	January 25, 2003	January 26, 2002
OPERATING ACTIVITIES
Net earnings	$46,940	$50,351
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	20,232	20,335
Amortization of intangibles	274	325
Equity in earnings of affiliates	(674)	(1,273)
Provision for deferred income taxes	(278)	(753)
Loss on property/equipment sales and plant facilities	1,276	172
Changes in operating assets and liabilities net of acquisitions:
Decrease in accounts receivable	34,241	47,742
(Increase) in inventories and prepaid expenses and other current assets	(42,457)	(21,944)
(Decrease) in accounts payable and accrued expenses	(35,834)	(28,119)
NET CASH PROVIDED BY OPERATING ACTIVITIES	23,720	66,836

INVESTING ACTIVITIES
Purchase of held-to-maturity securities	0	(10,000)
Acquisitions of businesses	(117,578)	0
Purchases of property/equipment	(13,378)	(11,121)
Proceeds from sales of property/equipment	396	1,039
(Increase) in investments, equity in affiliates, and other assets	(53,695)	(182)
NET CASH USED IN INVESTING ACTIVITIES	(184,255)	(20,264)

FINANCING ACTIVITIES
Proceeds from long-term debt	0	1,087
Principal payments on long-term debt	(932)	(5,956)
Dividends paid on common stock	(13,484)	(12,827)
Share repurchases	(2,571)	0
Other	1,041	1,083
NET CASH USED IN FINANCING ACTIVITIES	(15,946)	(16,613)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(176,481)	29,959
Cash and cash equivalents at beginning of year	309,563	186,276

CASH AND CASH EQUIVALENTS AT END OF QUARTER	$133,082	$216,235

See notes to financial statements

HORMEL FOODS CORPORATION

NOTES TO FINANCIAL STATEMENTS

(In Thousands, Except Per Share and Percentage Amounts)

(Unaudited)

NOTE A                                                  GENERAL

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10–Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year.  The balance sheet at October 26, 2002, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 26, 2002.

Commitments

The Company enters into various agreements guaranteeing specified obligations of affiliated parties.  In some cases the Company guarantees the payment for raw materials that were purchased by a supplier of Hormel Foods.  In other cases the Company provides a standby letter of credit for obligations of an affiliated party that may arise under worker compensation claims.  The Company’s guarantees either terminate in one year or remain in place until such time as Hormel Foods revokes the agreement.  Total guarantees provided by the Company, as of January 25, 2003, amounted to $3,523.  These potential obligations are not reflected in the Company’s consolidated balance sheet.

New Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock options.  SFAS No. 148 also amends the disclosure requirements relating to stock options under SFAS No. 123 and Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting.”  The Company will adopt the disclosure provisions of the statement in the second quarter of fiscal year 2003.

In the first quarter of fiscal year 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 addresses accounting for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or the normal operations of long-lived assets, except for certain obligations of lessees.  Adoption of the statement did not have a material impact on the Company’s financial statements.

In the first quarter of fiscal year 2003, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of.”  Though SFAS No. 144 retains the basic guidance of SFAS No. 121, regarding when and how to measure an impairment loss, it provides additional implementation guidelines.  Adoption of the statement did not have a material impact on the Company’s financial statements.

In the first quarter of fiscal year 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  The pronouncement rescinds the guidance of EITF 94-3, “Liability

Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring).”  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and be measured at fair value.  Adoption of the statement did not have a material impact on the Company’s financial statements.

NOTE B                                                  GOODWILL AND INTANGIBLE ASSETS

Carrying amounts, net of accumulated amortization, for other intangibles as of January 25, 2003, and October 26, 2002, were $55,950 and $56,224, respectively, each including indefinite-lived intangibles of $51,059.  The decrease in other intangibles is due to $274 of amortization expense.  The gross carrying amount and accumulated amortization for definite-lived intangibles were $24,036 and $19,145, respectively, on January 25, 2003, and $24,036 and $18,871, respectively, on October 26, 2002.

The carrying amount for goodwill as of January 25, 2003, and October 26, 2002, was $381,676 and $310,072, respectively.  The increase is due to $71,604 of goodwill acquired in the first quarter fiscal 2003 acquisition of the Diamond Crystal Brands business.

NOTE C                                                  SHIPPING AND HANDLING COSTS

Shipping and handling costs are recorded as selling and delivery expenses.  Shipping and handling costs were $69,447 for the three months ended January 25, 2003, compared to $63,738 for the three months ended January 26, 2002.

NOTE D                                                  EARNINGS PER SHARE DATA

The following table sets forth the denominator for the computation of basic and diluted earnings per share:

Three Months Ended

	January 25, 2003	January 26, 2002

Basic weighted-average shares outstanding	138,389	138,733
Net effect of dilutive stock options	1,361	1,754

Diluted weighted-average shares outstanding	139,750	140,487

NOTE E                                                    COMPREHENSIVE INCOME

Other comprehensive income (loss) consists of adjustments in minimum pension liability, net unrealized gains or losses on available-for-sale securities, deferred losses on hedging activities, and foreign currency translation.  Other comprehensive income was $6,166 for the three months ended January 25, 2003, and $2,512 for the three months ended January 26, 2002.  Total comprehensive income combines reported net earnings and other comprehensive income.  Total comprehensive income was $53,106 for the three months ended January 25, 2003, and $52,863 for the three months ended January 26, 2002.

NOTE F                                                    INVENTORIES

Principal components of inventories are:

	January 25, 2003	October 26, 2002
Finished products	$212,187	$212,868
Raw materials and work-in-process	115,397	106,231
Materials and supplies	75,335	69,257
LIFO reserve	(33,385)	(32,718)

Total	$369,534	$355,638

NOTE G                                                  DERIVATIVES AND HEDGING

The Company’s production costs are subject to fluctuations in commodity prices.  To reduce the Company’s exposure to changes in commodity prices, the Company implemented a commodity hedging program in the fourth quarter of 2002.  This program utilizes futures contracts to offset the fluctuation in the Company’s direct commodity purchases.

The futures contracts are designated and accounted for as cash flow hedges, and the Company measures the effectiveness of the hedges on a regular basis.  The Company has determined its hedge program to be highly effective.  Effective gains or losses related to these cash flow hedges are reported as other comprehensive income (loss) and reclassified into earnings, through cost of products sold, in the period or periods in which the hedged transactions affect earnings.  The Company typically does not hedge its commodity purchases beyond 15 months.

As of January 25, 2003, the Company recorded $7,170 in unrealized hedging losses on its futures contracts, which represents the fair value of these contracts.

NOTE H                                                  SEGMENT REPORTING

The Company develops, processes, and distributes a wide array of food products in a variety of markets.  Under the criteria set forth by the accounting standard SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company reports its results in the following five segments: Grocery Products, Refrigerated Foods, Specialty Foods, Jennie-O Turkey Store, and All Other.

The December 2002 acquisition of Diamond Crystal Brands prompted Hormel Foods management to adjust how it evaluates its business and, as a result, established a new segment for Specialty Foods.  The Specialty Foods segment includes the newly acquired Diamond Crystal Brands operating segment along with the existing operating segments of Hormel HealthLabs (formerly in the Refrigerated Foods segment) and Specialty Products (formerly in the Grocery Products segment).  All prior year segment information has been restated to reflect this change.

The Grocery Products segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market.

The Refrigerated Foods segment includes the Meat Products and Foodservice business units.  The segment primarily consists of the processing, marketing, and sale of branded and unbranded pork products for the retail, foodservice, and fresh customer markets.

The Specialty Foods segment includes the Diamond Crystal Brands (acquired in December 2002), Hormel HealthLabs, and Specialty Products operating segments.  This segment consists of the packaging and sale of various sugar, sugar substitute, salt and pepper products, dessert mixes, gelatin products, and private label canned meats to retail and foodservice customers.  This segment also includes the processing, marketing, and sale of nutritionally enhanced food products sold to hospitals, nursing homes, and other health facilities.

The Jennie-O Turkey Store segment primarily consists of the processing, marketing, and sale of branded and unbranded turkey products for the retail, foodservice, and fresh customer markets.

The All Other segment includes the Dan’s Prize, Inc., Vista International Packaging, Inc., and Hormel Foods International operating segments.  These businesses produce, market, and sell beef products, and food packaging (i.e., casings for dry sausage), and manufacture, market, and sell Company products internationally.  This segment also includes various miscellaneous corporate sales.

Sales between reporting segments are recorded at prices that approximate cost.  Equity in earnings of affiliates is included in segment profit; however the Company does not allocate investment income, interest expense, and interest income to its segments when measuring performance.  The Company also retains various other income and unallocated expenses at corporate.  These items are included below as “Net interest and investment income” and “General corporate (expense)” when reconciling to earnings before income taxes.

Sales and operating profits for each of the Company’s business segments and reconciliation to earnings before income taxes are set forth below:

	Three Months Ended
	January 25, 2003	January 26, 2002
Sales to Unaffiliated Customers
Grocery Products	$193,988	$183,334
Refrigerated Foods	506,810	510,759
Specialty Foods	49,032	32,859
Jennie-O Turkey Store	215,759	202,318
All Other	52,861	53,744
Total	$1,018,450	$983,014

Intersegment Sales
Grocery Products	$0	$0
Refrigerated Foods	1,495	691
Specialty Foods	20	14
Jennie-O Turkey Store	12,747	14,202
All Other	17,172	15,191
Total	$31,434	$30,098
Intersegment elimination	(31,434)	(30,098)
Total	$0	$0

Net Sales
Grocery Products	$193,988	$183,334
Refrigerated Foods	508,305	511,450
Specialty Foods	49,052	32,873
Jennie-O Turkey Store	228,506	216,520
All Other	70,033	68,935
Intersegment elimination	(31,434)	(30,098)
Total	$1,018,450	$983,014

Segment Profit
Grocery Products	$45,309	$35,812
Refrigerated Foods	10,701	24,918
Specialty Foods	3,331	3,055
Jennie-O Turkey Store	17,879	17,546
All Other	5,169	6,133
Total segment profit	$82,389	$87,464

Net interest and investment income	(5,186)	(6,551)
General corporate (expense)	(5,318)	(1,627)

Earnings before income taxes	$71,885	$79,286

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations (In Thousands of Dollars, Except Per Share Amounts)

CRITICAL ACCOUNTING POLICIES

There has been no material change in the Company’s Critical Accounting Policies, as disclosed in its Annual Report on Form 10-K for the year ended October 26, 2002.

RESULTS OF OPERATIONS

Overview

The Company is a processor of branded and unbranded food products for the retail, foodservice, and fresh customer markets.  We operate in the following five segments:

SEGMENT	BUSINESS CONDUCTED

Grocery Products	This segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market.

Refrigerated Foods

This segment includes the Meat Products and Foodservice business units.  The segment consists primarily of the processing, marketing, and sale of branded and unbranded pork products for the retail, foodservice, and fresh customer markets.

Specialty Foods

This segment includes the Diamond Crystal Brands (acquired in December 2002), Hormel HealthLabs, and Specialty Products operating segments.  This segment consists of the packaging and sale of various sugar, sugar substitute, salt and pepper products, dessert mixes, gelatin products, and private label canned meats to retail and foodservice customers.  This segment also includes the processing, marketing, and sale of nutritionally enhanced food products sold to hospitals, nursing homes, and other health facilities.

Jennie-O Turkey Store	This segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for the retail, foodservice, and fresh customer markets.

All Other

This segment includes the Dan’s Prize, Inc., Vista International Packaging, Inc., and Hormel Foods International operating segments.  These businesses produce, market, and sell beef products, and food packaging (i.e., casings for dry sausage), and manufacture, market, and sell Company products internationally.  This segment also includes various miscellaneous corporate sales.

Consolidated Results

Net earnings for the first quarter of fiscal 2003 were $46,940 compared to $50,351 for the same quarter of 2002.  Diluted earnings per share for the quarter decreased to $0.34 from $0.36 last year.  Included in the fiscal 2003 quarterly results were a gain on a vitamin antitrust settlement ($.03 per diluted share) and a write-down of assets and other expenses relating to the closing of a Jennie-O Turkey Store (JOTS) facility in Marshall, Minnesota ($.01 per diluted share.)  (These items are discussed further in the JOTS section of the “Segment Results” below.)

Net sales for the first quarter increased 3.6 percent to $1,018,450 from $983,014 in 2002.  Tonnage volume increased 4.5 percent for the period compared to last year.  Volume outpaced dollar sales because of pricing pressure in the Company’s pork and turkey businesses.

Gross profits for the first quarter of fiscal 2003 were $252,165 compared to $246,252 for the same quarter last year.  As a percent of net sales, gross profit decreased to 24.8 from 25.1 percent in the prior year.  The continued oversupply of protein inventory in the marketplace caused pricing pressure on the Company’s pork and turkey businesses, and higher business expenses, such as medical costs, put pressure on the Company’s gross profit.  The Company’s continued focus on growing its branded product lines successfully offset much of these pressures.  The Company expects the domestic protein and commodity markets to gradually return to normal levels in the second half of the fiscal year.

Selling and delivery expenses for the first quarter were $147,885 compared to $138,669 last year.  The increase is primarily due to increased shipping and warehousing expenses related to the higher tonnage volume as well as increased fuel surcharges.  As a percent of sales, selling and delivery expenses increased to 14.5 percent for the 2003 period compared to 14.1 percent for the same period in 2002.  The Company expects these expenses, as a percent of sales, to increase slightly due to rising fuel costs.

Administrative and general expenses increased to $28,090 for the quarter from $23,019 in fiscal 2002.  As a percent of sales, administrative and general expenses increased to 2.8 percent from 2.3 percent in fiscal 2002.  Changes in the discount rate and expected rate of return on pension plan assets created higher pension expenses, approximately a $3,200 increase over last year’s first quarter, that will continue throughout the remainder of the 2003 fiscal year.  We expect administrative and general expenses, as a percent of sales, to remain at approximately 2.8 percent in future periods.

Equity in earnings of affiliates was $881 in fiscal 2003 compared to $1,274 for the same period last year.  The decrease is due to the third quarter 2002 discontinuation of equity-method accounting for the Company’s 15.2 percent owned investment in Campofrio Alimentacion, S.A. (Campofrio).  This accounting change will negatively affect year-to-year comparisons until the fourth quarter of the current fiscal year.

The effective tax rate for the first quarter of fiscal year 2003 was 34.7 percent compared to 36.5 percent for the same period of fiscal 2002.  The lower effective rate is primarily due to the completion of a federal income tax audit relating to the 1997 - 1999 tax years.  The effective tax rate for the remainder of the year is expected to be approximately 35.3 percent.

Segment Results

The December 2002 acquisition of Diamond Crystal Brands prompted Hormel Foods management to adjust how it evaluates its businesses and, as a result, established a new segment for Specialty Foods.  The Specialty Foods segment includes the newly acquired Diamond Crystal Brands operating segment along with the existing operating segments of Hormel HealthLabs (formerly in the Refrigerated Foods segment) and Specialty Products (formerly in the Grocery Products segment).  All prior year segment information has been restated to reflect this change.

Segmented net sales and profits for each of the Company’s segments are set forth below.  Additional segment financial information can be found in Note H of the Notes to Consolidated Financial Statements.

	Three Months Ended
	January 25, 2003	January 26, 2002	% Change
Net Sales to Unaffiliated Customers
Grocery Products	$193,988	$183,334	5.8
Refrigerated Foods	506,810	510,759	(0.8)
Specialty Foods	49,032	32,859	49.2
Jennie-O Turkey Store	215,759	202,318	6.6
All Other	52,861	53,744	(1.6)
Total	$1,018,450	$983,014	3.6

Segment Profit
Grocery Products	$45,309	$35,812	26.5
Refrigerated Foods	10,701	24,918	(57.1)
Specialty Foods	3,331	3,055	9.0
Jennie-O Turkey Store	17,879	17,546	1.9
All Other	5,169	6,133	(15.7)

Total Segment Profit	$82,389	$87,464	(5.8)
Net interest and investment income	(5,186)	(6,551)	20.8
General corporate (expense)	(5,318)	(1,627)	(226.9)

Earnings before income taxes	$71,885	$79,286	(9.3)

Grocery Products

The Grocery Products segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market.

Net sales by the Grocery Products segment increased 5.8 percent and sales tonnage volume was up 0.8 percent for the quarter compared to the comparable fiscal 2002 quarter.  Segment profit for the Grocery Products segment increased 26.5 percent compared to the first quarter of fiscal 2002.  Lower raw material costs combined with stable pricing resulted in increased profits for this segment.  The Company anticipates that raw material prices will become comparable to prior year levels in the second quarter of fiscal 2003 and then trend higher for the remainder of the year while we expect pricing to remain relatively stable.  Also contributing to the strong sales dollar and profit comparisons were reduced promotions in the current quarter compared to an aggressive first quarter 2002 promotional plan.

Many of the Company’s core brands, including HORMEL bacon bits, HERB-OX bouillon, HORMEL chunk meats, and SPAM Family of products, reported solid sales gains over the prior year’s first quarter results.  Tonnage volume increased 230,000 lbs. (22.8 percent) for HORMEL bacon bits, 167,000 lbs. (25.8 percent) for HERB-OX bouillon, 553,000 lbs. (27.2 percent) for HORMEL chunk meats, and 646,000 lbs. (4.5 percent) for SPAM Family of products.

The late third quarter fiscal 2002 introduction of DINTY MOORE CLASSIC BAKES dinner kit casseroles continued to progress throughout the current quarter as its national weighted distribution of all-commodity volume (ACV), a recognized industry measurement of product distribution in stores, reached 69.0 percent, according to ACNielsen.  The Company anticipates this product will exceed an ACV distribution level of 85.0 percent during the second quarter of fiscal 2003.

Refrigerated Foods

The Refrigerated Foods segment includes the Meat Products and Foodservice business units.  The segment consists primarily of the processing, marketing, and sale of branded and unbranded pork products for the retail, foodservice, and fresh customer markets.

Refrigerated Foods net sales decreased 0.8 percent while sales tonnage volume increased 2.3 percent for the current quarter compared to the comparable fiscal 2002 period.  Segment profit for the Refrigerated Foods segment decreased 57.1 percent compared to last year’s comparable period.  Lower net sales and segment profits were primarily the result of pricing pressures caused by the oversupply of protein inventory in the marketplace.  The Company’s supplier hog contracts also contributed to the challenges of this segment as procurement costs under these contracts were $46,000 more than what it would have been had the Company purchased all its hogs on the cash market.  The Company’s continued focus on value-added products over commodity items helped reduce the impact of the current negative market conditions.  The Company anticipates reduced losses on supplier hog contracts in the second quarter as we expect cash hog prices to begin an upward trend during the second quarter and throughout the remainder of the 2003 fiscal year.

Slaughter levels declined 3.2 percent during the quarter to 1,886,000 hogs from 1,948,000 hogs for the comparable period last year.  The decrease was the result of the January 6, 2003, shutdown of slaughter operations at the Rochelle, Illinois, facility.  In an effort to meet the increasing demands of the Company’s branded products, the Rochelle, Illinois, plant will be converted to a 100 percent value-added product processing facility.

The Meat Products business unit continued its success in expanding value-added product lines.  Product lines showing strong volume tonnage gains for the first quarter 2003 compared to last year were CURE 81 hams (up 6,672,000 lbs. or 41.2 percent), HORMEL fully cooked entrees (up 776,000 lbs. or 22.5 percent), HORMEL pepperoni (up 388,000 lbs. or 8.5 percent), and HORMEL party trays (up 266,000 lbs. or 16.2 percent.)

The Foodservice business unit continued to see solid growth during the first quarter as tonnage volume increased 6.2 percent over the comparable prior year quarter.  New products introduced over the past three to four years continue to show strong growth.  In the bacon category OLD SMOKEHOUSE APPLEWOOD smoked bacon and COUNTRY BRAND bacon were up 231,000 lbs. (39.0 percent) and 803,000 lbs. (55.0 percent), respectively.  ALWAYS TENDER pork and the AUSTIN BLUES product line achieved strong results for the quarter with tonnage volume increasing over the prior year by 451,000 lbs. (33.1 percent) and 190,000 lbs. (35.8 percent), respectively.  The third quarter 2002 launch of the CAFÉ H line of products continues to progress with sequential sales tonnage up 23,000 lbs. (16.7 percent) over the previous quarter.

Specialty Foods

The Specialty Foods segment includes the Diamond Crystal Brands (acquired in December 2002), Hormel HealthLabs, and Specialty Products operating segments.  This segment consists of the packaging and sales of various sugar, sugar substitute, salt and pepper products, dessert mixes, gelatin products, and private label canned meats to retail and foodservice customers.  This segment also includes processing, marketing, and sale of nutritionally enhanced food products sold to hospitals, nursing homes, and other health facilities.

Specialty Foods net sales increased 49.2 percent while sales tonnage volume increased 49.3 percent for the quarter compared to the first quarter of fiscal 2002.  Segment profit for the Specialty Foods segment increased 9.0 percent compared to last year’s first quarter.  Excluding the one-month results of the Diamond Crystal Brands business acquired late in December of 2002, net sales increased 3.9 percent and tonnage increased 6.6 percent for the first quarter compared to the comparable quarter in fiscal 2002.

The integration of Diamond Crystal Brands is proceeding as expected with the acquisition already positively affecting the Company’s net earnings.  Diamond Crystal Brands is a market leader for the sugar packet, canister, salt and pepper packet, and salt and pepper shaker categories in the foodservice industry.

The Hormel HealthLabs operating segment sales tonnage was up 9.5 percent for the first quarter compared to last year’s first quarter results.  Increased spending on consumer and promotional programs are driving sales growth but are also contributing to lower operating profit results.  The Company anticipates future pricing pressure on its healthcare products as the healthcare industry is focusing on cost reductions in response to government cuts in Medicare reimbursements.

Jennie-O Turkey Store

The Jennie-O Turkey Store (JOTS) segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for the retail, foodservice, and fresh customer markets.

JOTS net sales increased 6.6 percent while sales tonnage volume increased 7.2 percent compared to the comparable first quarter of fiscal 2002.  Segment profit for JOTS increased 1.9 percent for the quarter compared to the first quarter of fiscal 2002.  Adjusting for the vitamin antitrust settlement gain and the loss on the Marshall plant closing, segment profit decreased 22.0 percent compared to the prior year first quarter.  Weak turkey commodity prices continue to negatively impact this segment’s profits.

The gain recorded on the vitamin antitrust settlement, totaling $.03 per diluted share, was the result of the Company’s, acting as plaintiff, involvement in a lawsuit against several manufacturers of vitamins and feed additives.  The manufacturers have admitted to price fixing and have remitted proceeds of the settlement to the Company in the current quarter.

In order to maximize the efficiency of its turkey operations, the Company will close its Heartland Foods processing plant in Marshall, Minnesota, effective February 28, 2003.  The Marshall facility is classified as an “asset to be disposed of by sale” under Statement of Financial Accounting Standard (SFAS) 144.  Accordingly, the Company wrote these assets down to fair market value which resulted in a before tax loss of $1,732.  This asset will no longer be depreciated and is now included in other assets on the consolidated balance sheet.

The negative effects of commodity market conditions have been reduced by the Company’s continued success in growing the value-added portions of the business.  Notable value-added product performers for the first quarter include JENNIE-O TURKEY STORE marinated tenders (up 140,000 lbs. or 23.7 percent), corn dogs (up 205,000 lbs. or 47.2 percent), and frozen burgers (up 260,000 lbs. or 20.5 percent).  Other strong JOTS products included JENNIE-O TURKEY STORE homestyle pans (up 420,000 lbs. or 19.0 percent), premium roasts (up 238,000 lbs. or 29.2 percent), and flavored chicken (up 295,000 lbs. or 72.7 percent).

All Other

The All Other segment includes the Dan’s Prize Inc., Vista International Packaging, Inc. (Vista), and Hormel Foods International (HFI) operating segments.  These businesses produce, market, and sell beef products, and food packaging (i.e., casings for dry sausage), and manufacture, market, and sell Company products internationally.  This segment also includes various miscellaneous corporate sales.

All Other net sales decreased 1.6 percent and sales tonnage volume decreased 4.8 percent compared to the comparable first quarter of fiscal 2002.  First quarter segment profit decreased 15.7 percent over the comparable period of fiscal 2002.  Segment profit was negatively impacted by the third quarter, fiscal 2002 discontinuation of equity-method accounting for the Campofrio investment.  HFI experienced stronger margins on value-added products, because of lower raw material costs, but this was offset by commodity sales that decreased 3,335,000 lbs. (27.6 percent) compared to the prior year, caused by a protein oversupply in the international markets.

Vista, the Company’s food packaging subsidiary, experienced a challenging quarter resulting in tighter margins caused by aggressive competitive pricing.  The Company anticipates the aggressive market conditions to continue into the second quarter.

Offsetting Vista’s challenges were strong product margins for Dan’s Prize Inc., a Hormel Foods subsidiary that markets and sells beef products.  The strong margins were primarily a result of lower raw material costs.  Dan’s Prize Inc. has already been experiencing higher raw material prices at the end of the first quarter and management anticipates this will continue throughout the second quarter.

Unallocated Income and Expenses

The Company does not allocate investment income, interest expense, and interest income to its segments when measuring performance.  The Company also retains various other income and unallocated expenses at corporate.  These items are included in the segment table for the purpose of reconciling segment results to earnings before income taxes.

Net interest and investment income for first quarter fiscal 2003 was a net expense of $5,186 compared to an expense of $6,551 in the comparable quarter of fiscal 2002.  The decrease is primarily attributable to the May 2002 retirement of the Company’s $54,600 euro denominated debt.

General corporate expense/income for first quarter fiscal 2003 was an expense of $5,318 compared to an expense of $1,627 for the comparable period in fiscal 2002.  The increase in general corporate expense is primarily due to increased pension costs of approximately $3,200.  Changes in the discount rate and the expected rate of return on pension plan assets created higher pension expenses that will continue throughout the remainder of the 2003 fiscal year.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions that was disclosed in the Company’s Annual Report on Form 10-K for the year ended October 26, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Selected financial ratios at the end of the first quarter of fiscal years 2003 and 2002 are as follows:

	End of Quarter
	1st Quarter 2003	1st Quarter 2002

Liquidity Ratios
Current ratio	2.1	2.3
Receivables turnover	15.5	13.8
Days sales in receivables	22.4	24.2
Inventory turnover	8.5	8.2
Days sales in inventory	43.9	44.6

Leverage Ratio
Long-term debt to equity	36.7%	48.3%

Operating Ratios
Pre-tax profit to net worth	25.4%	31.2%
Pre-tax profit to total assets	12.9%	14.6%

Cash, cash equivalents, and short-term marketable securities were $133,082 at the end of the first quarter of fiscal year 2003 compared to $226,235 at the end of the comparable fiscal 2002 period.

Cash provided by operations was $23,720 in the first quarter of fiscal 2003 compared to $66,836 in the same period of fiscal 2002.  The decreased level of cash provided by operations is primarily the result of a significant increase in the Company’s annual first quarter 2003 funding of its Voluntary Employee Benefit Association (VEBA) trust, which is used to fund employee medical and contributory retirement plan expenses.  Also contributing to the lower amount of cash provided, in comparison to the prior year, was a substantial tax refund that was received in the first quarter of fiscal 2002.

Cash flow from operating activities provides the Company with its principal source of liquidity.  The Company does not anticipate a significant risk to cash flow from this source in the foreseeable future because we operate in a stable industry and have strong products across several product lines.

Cash used in investing activities increased to $184,255 from $20,264 in the first quarter of fiscal 2002.  The increase in cash used for investing activities primarily reflects the December 2002 acquisition of Diamond Crystal Brands (with a purchase price of $117,578, including related costs).  The increase in cash used for investing activities is also due to the first quarter 2003 funding of $56,000 to a trust for supplemental executive retirement plans and deferred income plans.  This funded trust is classified as other assets on the Company’s consolidated balance sheet.  The funds are invested in a variety of equity, debt, and cash securities with the gains or losses reflected in interest and investment income on the consolidated statement of earnings.  The Company consistently lags the gains and losses of this trust one-month because the investment results are not available to be recorded on a current basis.

Cash used in financing activities was $15,946 in the first quarter of fiscal 2003 compared to $16,613 in the same period of fiscal 2002.  In the first quarter of fiscal 2003, the Company repurchased 114,000 shares of its common stock at an average price per share of $22.55 under repurchase plans approved by the Company’s Board of Directors in September 1998 and October 2002.  These repurchases allowed the Company to complete its 10 million share repurchase plan authorized in 1998 and resulted in 57,228 shares being repurchased under the 10 million share repurchase plan approved in 2002.

The Company is required, by certain covenants in its debt agreements, to maintain specified levels of financial ratios and balance sheet position.  At the end of the first quarter of fiscal 2003, the Company was in compliance with all of these debt covenant agreements.

On January 25, 2003, the Company had $36,327 in standby letters of credit, of which $2,773 are guarantees included in Note A “General,” issued on behalf of the Company.  The standby letters of credit are almost entirely related to the Company’s self-insured workers’ compensation programs.

There has been no material change in the information regarding the Company’s future contractual financial obligations that was disclosed in the Company’s Annual Report on Form 10-K for the year ended October 26, 2002.

FORWARD-LOOKING STATEMENTS

The Company and its representatives may from time to time make written or oral forward-looking statements, including forward-looking statements made in any part of this report, with respect to their current views and estimates of future economic circumstances, industry conditions, Company performance, and financial results.  These forward-looking statements are subject to a number of factors and uncertainties, which could cause the Company’s actual results and experiences to differ materially from the anticipated results and expectations expressed in such forward-looking statements.  The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Among the factors that may affect the operating results of the Company are the following: (i) fluctuations in the cost and availability of raw materials, such as feed grain costs; (ii) changes in the availability and relative costs of labor; (iii) market conditions for finished products, including the supply and pricing of alternative proteins; (iv) effectiveness of advertising and marketing programs; (v) the ability of the Company to successfully integrate newly acquired businesses into existing operations; (vi) risks associated with leverage, including cost increases due to rising interest rates; (vii) changes in regulations and laws, including changes in accounting standards, environmental laws and occupational, health and safety laws; (viii) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (ix) adverse results from ongoing litigation; (x) access to foreign markets together with foreign economic conditions, including currency fluctuations; and (xi) the effect of, or changes in, general economic conditions.

Exhibit 99.1 to the Annual Report on Form 10-K for year ended October 26, 2002, provides the full text of the Company’s cautionary statement relevant to forward-looking statements and information for the purpose of “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995, and is incorporated by reference into this report.

Item 3.           Quantitative and Qualitative Disclosure about Market Risks
(In Thousands of Dollars)

Commodities.  The Company enters into futures contracts that are designated as hedges of specific volumes of commodities to be purchased in future months.  The change in the market value of such futures contracts has historically been, and is expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Gains and losses arising from such open and closed hedging transactions are deferred in other comprehensive income and recognized in the statement of earnings, through the cost of products sold, when the finished goods produced from the hedged item are sold.  The Company’s futures contracts are accounted for under cash flow hedge accounting, which requires they be reported at fair value.  The fair value of the Company’s futures contracts as of January 25, 2003, was $(7,170).

The Company measures its market risk exposure on its January 25, 2003, futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in market prices.  A 10 percent decrease in market prices would negatively impact the fair value of the Company’s open contracts by $6,459, which in turn would have lowered the Company’s costs on commodity purchases by a similar amount.  A 10 percent increase in market prices would positively impact the fair value of the open contracts by $6,459, which in turn would have increased the Company’s costs on commodity purchases by a similar amount.

Hog Markets.  The Company’s earnings are affected by fluctuations in the live hog market.  To minimize the impact on earnings, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 15 years.  The contract formula is based on hog production costs.  Purchased hogs under contract account for 81 percent and 75 percent of the total hogs purchased by the Company through the first three months of fiscal 2003 and 2002, respectively.  A hypothetical 10 percent change in the cash market would have impacted approximately 19 percent and 25 percent of the hogs purchased in the first quarter of fiscal 2003 and 2002, respectively, and would have had an immaterial effect on the Company’s results.  The contracts reduce volatility in hog prices and ensure a steady supply of quality hogs.

Turkey Markets.  The Company raises or contracts on a yearly basis for live turkeys.  Production costs in raising turkeys are primarily subject to fluctuations in feed grain prices and to a lesser extent fuel costs.

Long-Term Debt.  A principal market risk affecting the Company is the exposure to changes in interest rates on the Company’s fixed-rate, long-term debt.  Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $13,237.  The fair values of the Company’s long-term debt were estimated using discounted future cash flows based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

International.  While the Company does have international operations and operates in international markets, it considers its market risk in such activities to be immaterial.

Item 4.  Controls and Procedures

Within 90 days prior to the filing date of this quarterly report on Form 10-Q, the Company performed an evaluation under the supervision and with the participation of the Company’s management, including its Chairman, President and Chief Executive Officer (“CEO”) and Executive Vice President and Chief Financial Officer (“CFO”), of its “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)).  The Company’s disclosure controls and procedures are designed to ensure that the Company, including its consolidated subsidiaries, is able to record, process, summarize, and report financial data within the time periods specified in Securities and Exchange Commission rules and forms.  As a result of this evaluation, the Company’s CEO and CFO have concluded that, as of the date of such evaluation, the Company’s disclosure controls and procedures were effective for their intended purposes.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation.

PART II - OTHER INFORMATION

HORMEL FOODS CORPORATION

Item 1.  Legal Proceedings

The Company knows of no pending material legal proceedings.

Item 4.  Results of Votes of Security Holders

The Company conducted its annual shareholders’ meeting on January 28, 2003.

At the annual meeting, 125,622,413 shares were represented (90.8% of the 138,424,274 shares outstanding and entitled to vote).  Three items were considered at the meeting and the results of the voting were as follows:

1.  Election of Directors:  The nominees in the proxy statement were: John W. Allen, John R. Block, Eric A. Brown, William S. Davila, E. Peter Gillette, Jr., Luella G. Goldberg, Joel W. Johnson, Susan I. Marvin, Michael J. McCoy, Dakota A. Pippins, Gary J. Ray, John G. Turner, and Robert R. Waller, M.D.  The results were as follows:

Election of Directors	For	Withheld
John W. Allen	123,078,157	2,544,256
John R. Block	122,324,493	3,297,920
Eric A. Brown	125,069,196	553,217
William S. Davila	123,674,532	1,947,881
E. Peter Gillette, Jr.	123,090,740	2,531,673
Luella G. Goldberg	124,986,726	635,687
Joel W. Johnson	124,922,676	699,737
Susan I. Marvin	125,011,569	610,844
Michael J. McCoy	125,049,018	573,395
Dakota A. Pippins	123,652,817	1,969,596
Gary J. Ray	124,951,342	671,071
John G. Turner	123,096,477	2,525,936
Robert R. Waller, M.D.	125,081,225	541,188

2.  Proposal to approve the Company’s Operators’ Share Incentive Compensation Plan to enable certain compensation paid under the Plan to continue to qualify as deductible performance-based compensation under Section 162(m) of the Internal Revenue Code:

For:	121,526,025
Against:	3,441,540
Abstain:	654,848

3.  Proposal to approve the appointment of Ernst & Young LLP as the Independent Auditors of the Corporation:

For:	121,006,463
Against:	4,492,552
Abstain:	123,398

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

	10.1	Hormel Foods Corporation Operators’ Share Incentive Compensation Plan. (Incorporated by Reference to Appendix B to Hormel’s definitive Proxy Statement filed on December 27, 2002, File No. 001-02402.)

	99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Form 8-K was filed on November 6, 2002, announcing the resignation of Mr. Joseph Mallof from the Company’s Board of Directors on October 23, 2002.

Form 8-K was filed on January 7, 2003, announcing the Company’s acquisition of the Diamond Crystal Brands business from Imperial Sugar Co. on December 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HORMEL FOODS CORPORATION

(Registrant)

Date:	March 10, 2003	By	/s/ M. J. McCOY
M. J. McCOY
Executive Vice President
and Chief Financial Officer

Date:	March 10, 2003	By	/s/ J. N. SHEEHAN
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

(3)                                  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)                                  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

•                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

•                  evaluated the effectiveness of the issuer’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

•                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)                                  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

•                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

•                  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)                                  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	March 10, 2003	Signed:	/s/ JOEL W. JOHNSON

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

(3)                                  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)                                  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

•                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

•                  evaluated the effectiveness of the issuer’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

•                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)                                  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

•                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

•                  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)                                  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	March 10, 2003	Signed:	/s/ MICHAEL J. McCOY

MICHAEL J. McCOY
Executive Vice President and
Chief Financial Officer