Form 10-Q
period 2003-04-26
HORMEL FOODS CORP /DE/
filed 2003-06-10
CIK 48465

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended April 26, 2003	Commission File Number 1-2402

HORMEL FOODS CORPORATION

Incorporated Under the Laws of the State of Delaware	Fein #41-0319970
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class

Outstanding at April 26, 2003

Common Stock	$.0586 par value	138,342,776
Common Stock Non-Voting	$.01 par value	-0	-

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
NOTES TO FINANCIAL STATEMENTS
Item 2.	Management’s Discussion and Analysis
CRITICAL ACCOUNTING POLICIES
RESULTS OF OPERATIONS
Overview
Consolidated Results
Segment Results
Related Party Transactions
LIQUIDITY AND CAPITAL RESOURCES
FORWARD-LOOKING STATEMENTS
Item 3.	Quantitative and Qualitative Disclosure about Market Risks
Item 4.	Controls and Procedures

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings
Item 4.	Results of Votes of Security Holders
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES
Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

HORMEL FOODS CORPORATION
STATEMENTS OF FINANCIAL POSITION
(In Thousands of Dollars)

	April 26, 2003	October 26, 2002
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$156,979	$309,563
Accounts receivable	242,779	275,460
Inventories	382,103	355,638
Deferred income taxes	7,759	7,431
Prepaid expenses and other current assets	42,017	14,078
TOTAL CURRENT ASSETS	831,637	962,170

DEFERRED INCOME TAXES	0	6,583

GOODWILL	362,143	310,072

OTHER INTANGIBLES	93,159	56,224

INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	145,093	127,222

OTHER ASSETS	158,653	105,247

PROPERTY, PLANT AND EQUIPMENT
Land	23,675	21,709
Buildings	404,653	382,573
Equipment	885,777	852,403
Construction in progress	46,454	46,466
	1,360,559	1,303,151
Less allowance for depreciation	(683,839)	(650,473)
	676,720	652,678

TOTAL ASSETS	$2,267,405	$2,220,196

See notes to financial statements

HORMEL FOODS CORPORATION

STATEMENTS OF FINANCIAL POSITION

(In Thousands of Dollars)

	April 26, 2003	October 26, 2002
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$154,757	$174,070
Accrued expenses	38,240	34,496
Accrued marketing expenses	56,246	51,739
Employee compensation	63,001	87,897
Taxes, other than federal income taxes	19,946	19,819
Dividends payable	14,735	13,569
Federal income tax	25,038	14,701
Current maturities of long-term debt	13,812	13,820
TOTAL CURRENT LIABILITIES	385,775	410,111

LONG-TERM DEBT—less current maturities	408,019	409,648

ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION	253,161	253,078

OTHER LONG-TERM LIABILITIES	35,101	32,104

DEFERRED INCOME TAXES	6,957	0

SHAREHOLDERS’ INVESTMENT
Preferred stock, par value $.01 a share—authorized 80,000,000 shares; issued—none
Common stock, non-voting, par value $.01 a share—authorized 200,000,000 shares; issued—none
Common stock, par value $.0586 a share—authorized 400,000,000 shares; issued 138,438,302 shares April 26, 2003 issued 138,411,338 shares October 26, 2002	8,112	8,111
Additional paid in capital	168	0
Accumulated other comprehensive loss	(18,032)	(32,959)
Retained earnings	1,190,146	1,140,103
	1,180,394	1,115,255
Shares held in treasury – 95,526 shares	(2,002)	0

TOTAL SHAREHOLDERS’ INVESTMENT	1,178,392	1,115,255

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$2,267,405	$2,220,196

See notes to financial statements

HORMEL FOODS CORPORATION

STATEMENTS OF EARNINGS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	April 26, 2003	April 27, 2002	April 26, 2003	April 27, 2002
Net sales	$1,002,602	$954,627	$2,021,052	$1,937,641
Cost of products sold	764,154	730,570	1,530,439	1,467,332
GROSS PROFIT	238,448	224,057	490,613	470,309

Expenses:
Selling and delivery	147,681	145,533	295,566	284,202
Administrative and general	32,712	23,021	60,802	46,040
TOTAL EXPENSES	180,393	168,554	356,368	330,242

Equity in earnings of affiliates	1,629	2,725	2,510	3,999
OPERATING INCOME	59,684	58,228	136,755	144,066

Other income and expenses:
Interest and investment income	694	1,457	2,555	3,196
Interest expense	(8,097)	(8,123)	(15,144)	(16,414)
EARNINGS BEFORE INCOME TAXES	52,281	51,562	124,166	130,848
Provision for income taxes	18,480	18,822	43,425	47,757

NET EARNINGS	$33,801	$32,740	$80,741	$83,091

NET EARNINGS PER SHARE:
BASIC	$0.24	$0.24	$0.58	$0.60
DILUTED	$0.24	$0.23	$0.58	$0.59

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	138,380	138,819	138,384	138,776
DILUTED	139,533	140,603	139,641	140,545

DIVIDENDS DECLARED PER SHARE:	$0.105	$0.0975	$0.21	$0.195

See notes to financial statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(Unaudited)

	Six Months Ended
	April 26, 2003	April 27, 2002
OPERATING ACTIVITIES
Net earnings	$80,741	$83,091
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	41,428	40,858
Amortization of intangibles	1,395	450
Equity in earnings of affiliates	(2,098)	(3,999)
Provision for deferred income taxes	(8,142)	(5,831)
Loss on property/equipment sales and plant facilities	1,158	576
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	44,228	65,225
(Increase) in inventories and prepaid expenses and other current assets	(44,876)	(657)
(Decrease) in accounts payable and accrued expenses	(31,407)	(14,821)
NET CASH PROVIDED BY OPERATING ACTIVITIES	82,427	164,892

INVESTING ACTIVITIES
Sale of held-to-maturity securities	0	5,000
Purchase of held-to-maturity securities	0	(10,000)
Acquisitions of businesses	(124,432)	(476)
Purchases of property/equipment	(30,198)	(24,791)
Proceeds from sales of property/equipment	1,142	1,334
(Increase) decrease in investments, equity in affiliates, and other assets	(48,630)	2,318
NET CASH USED IN INVESTING ACTIVITIES	(202,118)	(26,615)

FINANCING ACTIVITIES
Proceeds from long-term debt	40	1,257
Principal payments on long-term debt	(1,677)	(6,693)
Dividends paid on common stock	(28,017)	(26,350)
Share repurchases	(4,808)	(45)
Other	1,569	1,239
NET CASH USED IN FINANCING ACTIVITIES	(32,893)	(30,592)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(152,584)	107,685
Cash and cash equivalents at beginning of year	309,563	186,276

CASH AND CASH EQUIVALENTS AT END OF QUARTER	$156,979	293,961

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

Commitments

The Company enters into various agreements guaranteeing specified obligations of affiliated parties.  In some cases the Company guarantees the payment for raw materials that were purchased by a supplier of Hormel Foods.  In other cases the Company provides a standby letter of credit for obligations of an affiliated party that may arise under worker compensation claims.  The Company’s guarantees either terminate in one year or remain in place until such time as Hormel Foods revokes the agreement.  Total guarantees provided by the Company, as of April 26, 2003, amounted to $3,549.  These potential obligations are not reflected in the Company’s consolidated balance sheet.

Stock-Based Compensation

The Company uses the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee stock options.  Under the intrinsic value method, compensation expense is recognized only to the extent that the market price of the common stock exceeds the exercise price of the stock option at the date of the grant.  The Company does not recognize compensation expense on stock options as all options are granted at current market prices.

Pro forma amounts as if the Company had used the fair value method in accounting for employee stock options are as follows:

Three Months Ended

Six Months Ended

	April 26, 2003	April 27, 2002	April 26, 2003	April 27, 2002

Net earnings, as reported	$33,801	$32,740	$80,741	$83,091
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,152)	(954)	(2,218)	(1,661)

Pro forma net earnings	$32,649	$31,786	$78,523	$81,430

Earnings per share:
Basic—as reported	$0.24	$0.24	$0.58	$0.60
Basic—pro forma	$0.24	$0.23	$0.57	$0.59

Diluted—as reported	$0.24	$0.23	$0.58	$0.59
Diluted—pro forma	$0.23	$0.23	$0.56	$0.58

New Accounting Pronouncements

In the first quarter of fiscal year 2003, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 addresses accounting for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or the normal operations of long-lived assets, except for certain obligations of lessees.  Adoption of the statement did not have a material impact on the Company’s financial statements.

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

In the second quarter of fiscal year 2003, the Company adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  SFAS No. 148 amends SFAS No. 123,
“Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock options.  SFAS No. 148 also amends the disclosure requirements relating to stock options under SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting.”  Disclosures required under SFAS No. 148 are presented under the heading “Stock-Based Compensation” above.

NOTE B                 GOODWILL AND INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for definite-lived intangible assets are as follows:

	April 26, 2003		October 26, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-Compete Covenants	$18,156	$(17,556)	$18,156	$(17,456)
Formulas	4,330	(1,252)	4,330	(901)
Other Intangibles	29,660	(1,458)	1,550	(514)
Total	$52,146	$(20,266)	$24,036	$(18,871)

Amortization expense for the three and six months ended April 26, 2003, and April 27, 2002, was:

	Three Months Ended		Six Months Ended
	April 26, 2003	April 27, 2002	April 26, 2003	April 27, 2002
Amortization Expense	$1,121	$(14)	$1,395	$311

Estimated annual amortization expense for the five fiscal years after October 26, 2002, is as follows:

2003	$4,695
2004	5,307
2005	5,207
2006	4,840
2007	4,450

The carrying amounts for indefinite-lived intangible assets are as follows:

	April 26, 2003	October 26, 2002
Brand/Tradename/Trademarks	$54,845	$50,875
Other Intangibles	6,434	184
Total	$61,279	$51,059

The changes in the carrying amount of goodwill for the three and six month periods ended April 26, 2003, are presented in the tables below.  The amounts presented for goodwill acquired reflect purchase accounting adjustments reducing goodwill and increasing other intangibles.  The Company expects to finalize its purchase accounting by the end of this fiscal year.

	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	Other	Total
Balance as of January 25, 2003	$40,551	$5,237	$203,214	$130,322	$2,352	$381,676
Goodwill Acquired	—	—	—	(19,533)	—	(19,533)
Reclassifications	13	(13)	—	—	—	—
Balance as of April 26, 2003	$40,564	$5,224	$203,214	$110,789	$2,352	$362,143

	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	Other	Total
Balance as of October 26, 2002	$40,551	$5,237	$203,214	$58,718	$2,352	$310,072
Goodwill Acquired	—	—	—	52,071	—	52,071
Reclassifications	13	(13)	—	—	—	—
Balance as of April 26, 2003	$40,564	$5,224	$203,214	$110,789	$2,352	$362,143

NOTE C                 SHIPPING AND HANDLING COSTS

Shipping and handling costs are recorded as selling and delivery expenses.  Shipping and handling costs were $70,313 and $139,760 for the three and six months ended April 26, 2003, compared to $68,503 and $132,241 for the three and six months ended April 27, 2002.

NOTE D                 EARNINGS PER SHARE DATA

The following table sets forth the denominator for the computation of basic and diluted earnings per share:

Three Months Ended

Six Months Ended

	April 26, 2003	April 27, 2002	April 26, 2003	April 27, 2002

Basic weighted-average shares outstanding	138,380	138,819	138,384	138,776

Net effect of dilutive stock options	1,153	1,784	1,257	1,769

Diluted weighted-average shares outstanding	139,533	140,603	139,641	140,545

NOTE E                 COMPREHENSIVE INCOME

Other comprehensive income (loss) consists of adjustments in minimum pension liability, net unrealized gains or losses on available-for-sale securities (including our investment in Campofrio Alimentacion, S.A.), deferred gains or losses on hedging activities, and foreign currency translation.  Other comprehensive income (loss) was $8,761 and $14,927 for the three and six months ended April 26, 2003, and $(941) and $1,571 for the three and six months ended April 27, 2002.  Total comprehensive income combines reported net earnings and other comprehensive income (loss).  Total comprehensive income was $42,562 and $95,668 for the three and six months ended April 26, 2003, and $31,799 and $84,662 for the three and six months ended April 27, 2002.

NOTE F                 INVENTORIES

Principal components of inventories are:

	April 26, 2003	October 26, 2002
Finished products	$226,563	$212,868
Raw materials and work-in-process	114,770	106,231
Materials and supplies	74,747	69,257
LIFO reserve	(33,977)	(32,718)

Total	$382,103	$355,638

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

As of April 26, 2003, the Company has included in other comprehensive income (loss) unrealized hedging losses of $5,898 (net of tax) relating to its futures contracts.  The fair value of the open futures contracts, at that same time, was $(3,886).

NOTE H                 SEGMENT REPORTING

The Company develops, processes, and distributes a wide array of food products in a variety of markets.  Under the criteria set forth by the accounting standard SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company reports its results in the following five segments: Grocery Products, Refrigerated Foods, Jennie-O Turkey Store, Specialty Foods, and All Other.

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

The Specialty Foods segment includes the Diamond Crystal Brands (acquired in December 2002), Hormel HealthLabs, and Specialty Products operating segments.  This segment consists of the packaging and sale of various sugar and sugar substitute products, salt and pepper products, dessert mixes, gelatin products, and private label canned meats to retail and foodservice customers.  This segment also includes the processing, marketing, and sale of nutritionally enhanced food products to hospitals, nursing homes, and other health facilities.

The All Other segment includes the Dan’s Prize, Inc., Vista International Packaging, Inc., and Hormel Foods International operating segments.  These businesses produce, market, and sell beef products and food packaging (i.e., casings for dry sausage), and manufacture, market, and sell Company products internationally.  This segment also includes various miscellaneous corporate sales.

Sales between reporting segments are recorded at prices that approximate cost.  Equity in earnings of affiliates is included in segment profit; however the Company does not allocate investment income, interest expense, and interest income to its segments when measuring performance.  The Company also retains various other income and unallocated expenses at corporate.  These items are included below as “Net interest expense and investment income” and “General corporate expense” when reconciling to earnings before income taxes.

Net Sales and operating profits for each of the Company’s business segments and reconciliation to earnings before income taxes are set forth below:

	Three Months Ended		Six Months Ended
	April 26, 2003	April 27, 2002	April 26, 2003	April 27, 2002
Net Sales to Unaffiliated Customers
Grocery Products	$187,601	$173,025	$381,589	$356,359
Refrigerated Foods	476,328	490,326	983,138	1,001,085
Jennie-O Turkey Store	216,173	213,648	431,932	415,966
Specialty Foods	78,971	32,932	128,003	65,791
All Other	43,529	44,696	96,390	98,440
Total	$1,002,602	$954,627	$2,021,052	$1,937,641

Intersegment Sales
Grocery Products	$0	$0	$0	$0
Refrigerated Foods	1,324	674	2,819	1,365
Jennie-O Turkey Store	12,358	16,351	25,105	30,553
Specialty Foods	22	17	42	31
All Other	19,681	16,208	36,853	31,399
Total	$33,385	$33,250	$64,819	$63,348
Intersegment elimination	(33,385)	(33,250)	(64,819)	(63,348)
Total	$0	$0	$0	$0

Net Sales
Grocery Products	$187,601	$173,025	$381,589	$356,359
Refrigerated Foods	477,652	491,000	985,957	1,002,450
Jennie-O Turkey Store	228,531	229,999	457,037	446,519
Specialty Foods	78,993	32,949	128,045	65,822
All Other	63,210	60,904	133,243	129,839
Intersegment elimination	(33,385)	(33,250)	(64,819)	(63,348)
Total	$1,002,602	$954,627	$2,021,052	$1,937,641

Segment Profit
Grocery Products	$37,167	$25,958	$82,476	$61,770
Refrigerated Foods	13,922	11,445	24,623	36,362
Jennie-O Turkey Store	6,302	15,659	24,181	33,205
Specialty Foods	4,770	2,244	8,101	5,299
All Other	5,350	5,988	10,519	12,121
Total segment profit	$67,511	$61,294	$149,900	$148,757

Net interest expense and investment income	(7,403)	(6,666)	(12,589)	(13,218)
General corporate expense	(7,827)	(3,066)	(13,145)	(4,691)

Earnings before income taxes	$52,281	$51,562	$124,166	$130,848

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In Thousands of Dollars, Except Per Share Amounts)

CRITICAL ACCOUNTING POLICIES

Hormel Foods’ discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Company evaluates, on an on-going basis, its estimates for reasonableness as change occurs in its business environment.  The Company bases its estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.  Hormel Foods believes its critical accounting policies are limited to those described below:

Inventory valuation – The Company values its pork inventories at USDA market prices.  When the carcasses are disassembled and transferred from primal processing to various manufacturing departments, the USDA market price, as adjusted by the Company for product specifications and further processing, becomes the basis for calculating inventory values.  In addition, substantially all inventoriable expenses, packaging, and supplies are valued by the LIFO method.

Turkey raw materials are represented by the deboned meat quantities realized at the end of the boning lines.  The Company values these raw materials using a concept referred to as the “meat cost pool.”  The meat cost pool is determined by combining the cost to grow turkeys with processing costs, less any net sales revenue from by-products created from the processing and not used in producing Company products.  The Company has developed a series of ratios using historical data and current market conditions (which themselves involve estimates and judgment determinations by the Company) to allocate the meat cost pool to each meat component.  In addition, substantially all inventoriable expenses, meat, packaging, and supplies are valued by the LIFO method.

Goodwill and other intangible assets – The Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 142 “Goodwill and Other Intangible Assets” in July 2001.  Under the guidance of SFAS 142, identifiable intangible assets are amortized over their useful life unless the useful life is determined to be indefinite.  The useful life of an identifiable intangible asset is based on an analysis of several factors including: contractual, regulatory or legal obligations, demand, competition, and industry trends.  Goodwill and indefinite-lived intangible assets are no longer amortized but are tested at least annually for impairment.

The Company tests goodwill for impairment on an annual basis.  The impairment test is a two-step process.  First, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill.  The estimated fair value of the reporting unit is determined on the basis of discounted cash flow.  If the carrying value exceeds fair value of the reporting unit, then a second step must be completed in order to determine the amount of goodwill impairment that should be recorded.  In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation.  The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference.  Annual impairment testing for indefinite-lived intangible assets compares the fair value and carrying value of the intangible.  The fair value of indefinite-lived intangible assets is determined on a basis of discounted cash flows.  If the carrying value exceeds fair value, the indefinite-lived intangible asset is considered impaired and an impairment charge is recorded for the difference.  Intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate elements of long-lived assets.

The assumptions used in the estimate of fair value are consistent with historical performance and the estimates and assumptions used in determining future profit plans for each reporting unit.  The Company reviews product growth patterns, market share information, industry trends, changes in distribution channels, and economic indicators in determining the estimates and assumptions used to develop cash flow and profit plan assumptions.

Accrued promotional expenses – Accrued promotional expenses are unpaid liabilities for customer promotional programs in process or completed as of the end of the quarter.  There are two components to these liabilities: promotional contractual accruals and voluntary performance accruals.  Promotional programs are based on contracts with customers for defined performance and voluntary promotions funded through customer purchases.  Promotional contract accruals are based on a review of the outstanding contracts on which performance has taken place, but the promotional payments relating to such contracts remain unpaid as of the end of the quarter.  Voluntary performance accruals are based on the historical spend rates by product line.  Significant estimates used to determine these liabilities include the level of customer performance and the historical spend rate versus contracted rates.

Employee benefit plans – The Company incurs expenses relating to employee benefits such as noncontributory defined benefit pension plans and postretirement health care benefits.  In accounting for these employment costs, management must make a variety of assumptions and estimates including mortality rates, discount rates, overall Company compensation increases, expected return on plan assets, and health care cost trend rates.  The Company considers historical data as well as current facts and circumstances when determining these estimates.  The Company uses third-party specialists to assist management in the determination of these estimates and the calculation of certain employee benefit expenses.

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

Specialty Foods

This segment includes the Diamond Crystal Brands (acquired in December 2002), Hormel HealthLabs, and Specialty Products operating segments.  This segment consists of the packaging and sale of various sugar and sugar substitute products, salt and pepper products, dessert mixes, gelatin products, and private label canned meats to retail and foodservice customers.  This segment also includes the processing, marketing, and sale of nutritionally enhanced food products to hospitals, nursing homes, and other health facilities.

All Other

This segment includes the Dan’s Prize, Inc., Vista International Packaging, Inc., and Hormel Foods International operating segments.  These businesses produce, market, and sell beef products and food packaging (i.e., casings for dry sausage), and manufacture, market, and sell Company products internationally.  This segment also includes various miscellaneous corporate sales.

Consolidated Results

Net earnings for the second quarter of fiscal 2003 were $33,801 compared to $32,740 during the same quarter of 2002.  Diluted earnings per share for the quarter increased to $0.24 from $0.23 last year.  Sales for the second quarter increased to $1,002,602 in 2003 from $954,627 in 2002.  Tonnage volume increased 1.3 percent for the second quarter compared to the same quarter of last year.

Net earnings for the first six months of 2003 decreased 2.8 percent to $80,741 from $83,091 in 2002.  Diluted earnings per share for the same period decreased to $.58 from $.59 in the prior year.  Net sales for the first six months of 2003 increased 4.3 percent to $2,021,052 from $1,937,641 in the first six months of fiscal year 2002.  Tonnage volume for the first six months of 2003 increased 2.9 percent over the comparable period in 2002.

Gross profits as a percent of net sales for the second quarters of fiscal 2003 and 2002 were relatively unchanged at 23.8 and 23.5 percent, respectively.  The six month gross profits, as a percent of net sales, also remained flat at 24.3 percent.  The Company’s continued emphasis on branded product sales contributed to gross profits throughout the first half of the year.  Offsetting this success were challenges associated with the continuing protein oversupply in the marketplace that most significantly occurred in the turkey markets.  Excess turkey meat continues to cause pricing pressure within the Jennie-O Turkey Store segment, negatively impacting the Company’s gross profits.  It is unclear to the Company when turkey supplies in the marketplace will return to normal levels.

Selling and delivery expenses for the second quarter and six months were $147,681 and $295,566, respectively, compared to $145,533 and $284,202 last year. As a percent of sales, selling and delivery expenses decreased to 14.7 and 14.6 percent for the quarter and six months, respectively, compared to 15.2 and 14.7 percent in 2002.  The reduction in these percentages was primarily due to decreases in second quarter and six-month marketing spending of $3,700 and $3,200, respectively, which occurred primarily in the Jennie-O Turkey Store segment.  The Company expects these expenses, as a percent of sales, to remain around 14.6 percent for the remainder of the fiscal year.

Administrative and general expenses were $32,712 and $60,802 for the quarter and six months, respectively, compared to $23,021 and $46,040 last year.  As a percentage of sales, administrative and general expenses for the quarter and six months were 3.3 and 3.0 percent, respectively compared to 2.4 percent for the quarter and six months in 2002.  The increased expenses primarily resulted from higher pension costs for the second quarter and six-months of $3,200 and $6,400, respectively, along with second quarter bad debt expense of $4,200 relating to the Fleming Companies’ bankruptcy.  The Company expects administrative and general expenses, as a percent of sales, to decrease to around 2.9 percent for the remainder of the fiscal year.

Equity in earnings of affiliates was $1,629 and $2,510 for the quarter and six months, respectively, compared to $2,725 and $3,999 last year.  The second quarter and six-month decreases are due to the third quarter 2002 discontinuation of equity-method accounting for the Company’s 15.2 percent owned investment in Campofrio Alimentacion, S.A. (Campofrio).  This accounting change will negatively affect year-to-year comparisons until the fourth quarter of the current fiscal year.

The effective tax rate for the quarter and six months was 35.35 and 34.97 percent for fiscal year 2003 compared to 36.50 percent for the comparable quarter and six months of fiscal 2002.  The Company expects the effective tax rate will be approximately 35.50 percent for the remainder of the fiscal year.

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

	Three Months Ended			Six Months Ended
	April 26, 2003	April 27, 2002	% Change	April 26, 2003	April 27, 2002	% Change
Net Sales to Unaffiliated Customers
Grocery Products	$187,601	$173,025	8.4	$381,589	$356,359	7.1
Refrigerated Foods	476,328	490,326	(2.9)	983,138	1,001,085	(1.8)
Jennie-O Turkey Store	216,173	213,648	1.2	431,932	415,966	3.8
Specialty Foods	78,971	32,932	139.8	128,003	65,791	94.6
All Other	43,529	44,696	(2.6)	96,390	98,440	(2.1)
Total	$1,002,602	$954,627	5.0	$2,021,052	$1,937,641	4.3

Segment Profit
Grocery Products	$37,167	$25,958	43.2	$82,476	$61,770	33.5
Refrigerated Foods	13,922	11,445	21.6	24,623	36,362	(32.3)
Jennie-O Turkey Store	6,302	15,659	(59.8)	24,181	33,205	(27.2)
Specialty Foods	4,770	2,244	112.6	8,101	5,299	52.9
All Other	5,350	5,988	(10.7)	10,519	12,121	(13.2)

Total segment profit	$67,511	$61,294	10.1	$149,900	$148,757	0.8
Net interest expense and investment income	(7,403)	(6,666)	(11.1)	(12,589)	(13,218)	4.8
General corporate expense	(7,827)	(3,066)	(155.3)	(13,145)	(4,691)	(180.2)

Earnings before income taxes	$52,281	$51,562	1.4	$124,166	$130,848	(5.1)

Grocery Products

The Grocery Products segment consists primarily of processing, marketing, and sale of shelf-stable food products sold predominately in the retail market.

Grocery Products sales increased 8.4 percent for the quarter and 7.1 percent for the six months compared to the comparable fiscal 2002 periods.  Sales tonnage volume was up 10.3 percent for the quarter and 5.2 percent for six months compared to the comparable fiscal year 2002 periods.  Segment profit for the Grocery Products segment increased 43.2 percent for the quarter and 33.5 percent for the six months compared to fiscal 2002.  Lower average raw material costs combined with stable product pricing continued to enhance the profits of this segment.  However, late in the second quarter, primary raw material costs began exceeding those of the previous year.  The Company expects higher raw material costs to continue throughout the second half of fiscal 2003.

Volume gains within many of the Company’s core brands also helped provide this segment with strong quarterly results.  Second quarter tonnage volume increased 4,258,000 lbs. (32.1 percent) for Dinty Moore canned stews, 2,654,000 lbs. (12.4 percent) for Hormel chili, and 1,917,000 lbs. (11.8 percent) for SPAM Family of products.  The late third quarter fiscal 2002 introduction of Dinty Moore Classic Bakes dinner kit casseroles continued to progress and added to the positive results of this segment.  The national weighted distribution of all-commodity volume (ACV), a recognized industry measurement of product distribution in stores, for this relatively new product reached 81.3 percent during the second quarter, according to ACNielsen.  The Company has had much success in introducing this product line to the market over the past three fiscal quarters.  However, increased competition is beginning to impact the strong growth previously realized and the Company anticipates competitive pressures on this product line will continue to increase for the remainder of fiscal 2003.

The Company anticipates continued volume growth from its core grocery products but profits will be negatively impacted by higher raw material prices.

Refrigerated Foods

The Refrigerated Foods segment includes the Meat Products and Foodservice business units.  The segment consists primarily of the processing, marketing, and sale of branded and unbranded pork products for the retail, foodservice, and fresh customer markets.

Net sales by the Refrigerated Foods segment were down 2.9 percent for the quarter and 1.8 percent for the six months compared to the comparable fiscal 2002 periods.  Segment profit increased 21.6 percent and decreased 32.3 percent for the quarter and six months, respectively, compared to the prior year.  Sales tonnage decreased 7.6 percent and 2.6 percent for the quarter and six months, respectively, compared to last year.  Net sales and particularly tonnage volume were negatively affected by the discontinuance of hog processing at the Company’s Rochelle, Illinois, facility that was effective January 3, 2003.  The Company’s hog processing for the current six months declined 6.8 percent to 3,600,000 from 3,864,000 hogs for the comparable period last year.  The Rochelle facility is currently being converted to a 100 percent value-added product processing facility, which will help meet the increasing demand for the Company’s branded products.

Reduced profits for the current six months were primarily the result of pricing pressures caused by the oversupply of protein inventory in the marketplace.  The second quarter profit comparisons are more comparable as the protein oversupply began in the second quarter of last year.  Low hog prices also negatively impacted this segment’s profits as costs under the Company’s hog procurement contracts continue to exceed the prices of hogs in the cash market.  The Refrigerated Foods segment continues to combat these challenges by successfully enhancing its lines of value-added products.  The Company expects cash hog prices to increase in the second half of fiscal 2003 to levels that are more consistent with those the Company is paying under its procurement contracts.

The Meat Products business unit continues to replace commodity products with branded value-added product lines.  Second quarter tonnage volume gains over the comparable quarter of fiscal 2002 were 1,131,000 lbs. (22.6 percent) for refrigerated entrees, 1,914,000 lbs. (11.6 percent) for premium dinner hams, 2,042,000 lbs. (8.9 percent) for deli products, and 251,000 lbs. (4.3 percent) for Always Tender Flavored Meats.  The strong results by these product lines more than offset the margin pressure on the sliced bacon product lines that were impacted by higher than anticipated raw material costs in the second quarter, particularly pork bellies, where prices were up 20.5 percent over the prior year period.

The Foodservice business unit continues to experience solid gains on its branded products.  Second quarter tonnage volume increases over the prior year were 199,000 lbs. (25.7 percent) for Austin Blues BBQ products, 810,000 lbs. (21.0 percent) for Bread Ready Meats, and 765,000 lbs. (12.1 percent) for Premium Bacon.  The third quarter 2002 launch of the CAFÉ H line of products continues to progress with sequential sales tonnage up 133,000 lbs. (82.5 percent) over the previous quarter.

Jennie-O Turkey Store

The Jennie-O Turkey Store (JOTS) segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for the retail, foodservice, and fresh customer markets.

JOTS net sales increased 1.2 percent for the quarter and 3.8 percent for the six months compared to the comparable fiscal 2002 periods.  Tonnage volume increased 0.3 and 3.6 percent for the quarter and six months, respectively, compared to the comparable prior year period results.  Segment profit decreased 59.8 and 27.2 percent for the quarter and six months, respectively, compared to fiscal 2002.  Excess supplies of turkey meat in the marketplace continue to overwhelm the synergies the Company has gained from The Turkey Store acquisition and the aggressive, successful expansion of our value-added turkey product lines.  It is unclear to the Company when turkey supplies in the marketplace will return to normal levels.

The tonnage volume increases in fiscal 2003 were driven by increased sales of value-added products, which are being offset by reduced commodity sales.  Notable value-added product performers for the second quarter include JENNIE-O TURKEY STORE marinated tenders (up 81,000 lbs. or 12.3 percent) and JENNIE-O TURKEY STORE SO EASY fully cooked entrees (up 1,161,000 lbs. over a small base of 67,000 lbs. sold in the second quarter of last year).

Specialty Foods

The Specialty Foods segment includes the Diamond Crystal Brands (acquired in December 2002), Hormel HealthLabs, and Specialty Products operating segments.  This segment consists of the packaging and sale of various sugar and sugar substitute products, salt and pepper products, dessert mixes, gelatin products, and private label canned meats to retail and foodservice customers.  This segment also includes the processing, marketing, and sale of nutritionally enhanced food products to hospitals, nursing homes, and other health facilities.

Specialty Foods net sales were up 139.8 percent for the quarter and 94.6 percent for the six months compared to the comparable fiscal 2002 periods.  Segment profit increased 112.6 percent and 52.9 percent for the quarter and six months, respectively, compared to the prior year.  Sales tonnage increased 128.7 percent and 88.4 percent for the quarter and six months, respectively, compared to last year.  Excluding the results of the Diamond Crystal Brands business acquired late in December of 2002, net sales increased 11.1 percent for the quarter and 7.5 percent for the six month period compared to the comparable 2002 periods primarily due to the growth in the Hormel HealthLabs business.

The Hormel HealthLabs sales tonnage for the quarter and six months increased 17.8 and 13.7 percent, respectively, compared to the fiscal 2002 periods.  Increased spending on consumer and promotional programs continues to drive the strong sales growth.  The Company has been experiencing pricing pressure on its healthcare products as the healthcare industry is focusing on cost reductions in response to government cuts in Medicare reimbursements.  The Company expects this pricing pressure to continue in future periods.

The integration of Diamond Crystal Brands continues to proceed as expected.  The acquired entity’s operating results are more than offsetting related integration and intangible amortization expenses and continues to contribute to the Company’s net earnings.

All Other

The All Other segment includes the Dan’s Prize Inc., Vista International Packaging, Inc. (Vista), and Hormel Foods International (HFI) operating segments.  These businesses produce, market, and sell beef products and food packaging (i.e., casings for dry sausage), and manufacture, market, and sell Company products internationally.  This segment also includes various miscellaneous corporate sales.

All Other net sales decreased 2.6 percent for the quarter and 2.1 percent for six months compared to the comparable fiscal 2002 periods.  Segment profit decreased 10.7 and 13.2 percent for the quarter and six months, respectively, compared to prior year results.  Net sales were down for the quarter and six months primarily due to lower commodity sales within HFI.  The quarter and six month segment profit was negatively impacted by the third quarter, fiscal 2002 discontinuation of equity-method accounting for the Campofrio investment.  Strong margins from HFI’s value-added products, benefiting from lower raw material costs, helped to offset much of the lost equity in earnings related to Campofrio.

Vista, the Company’s food packaging subsidiary, experienced a challenging first six months in fiscal 2003 compared to last year due to reduced margins caused by aggressive competitive pricing.  The Company anticipates the aggressive market conditions will continue throughout fiscal 2003.

Dan’s Prize Inc., a Hormel Foods subsidiary that markets and sells beef products, continues to perform well due to lower raw material costs.

Unallocated Income and Expenses

The Company does not allocate investment income, interest expense, and interest income to its segments when measuring performance.  The Company also retains various other income and unallocated expenses at corporate.  These items are included in the segment table for the purpose of reconciling segment results to earnings before income taxes.

Net interest expense and investment income for the second quarter and six months was a net expense of $7,403 and $12,589, respectively, compared to $6,666 and $13,218 for the comparable periods of 2002.  The increase in the second quarter expense over the prior year was due to reduced investment income resulting from market losses on the Company’s rabbi trust for supplemental executive retirement plans and deferred income plans and lower interest income as a result of lower cash and cash equivalent levels.

General corporate expense for the second quarter and six months was a net expense of $7,827 and $13,145, respectively, compared to a net expense of $3,066 and $4,691 for the comparable periods of the previous year.  The increase in general corporate expenses in the second quarter and six-months was due to higher pension costs of $3,200 and $6,400, respectively, and a second quarter bad debt charge of $4,200 in fiscal 2003, related to the Fleming Companies.  Partially offsetting the higher pension costs and bad debt were lower levels of corporate unallocated expenses.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions that was disclosed in the Company’s Annual Report on Form 10-K for the year ended October 26, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Selected financial ratios at the end of the second quarter of fiscal years 2003 and 2002 are as follows:

	End of Quarter
	2nd Quarter 2003	2nd Quarter 2002

Liquidity Ratios
Current ratio	2.2	2.1
Receivables turnover	15.6	14.1
Days sales in receivables	21.9	22.8
Inventory turnover	8.3	8.4
Days sales in inventory	45.4	43.0

Leverage Ratio
Long-term debt to equity	35.8%	47.3%

Operating Ratios
Pre-tax profit to net worth	21.7%	25.5%
Pre-tax profit to total assets	11.1%	12.0%

Cash, cash equivalents, and short-term marketable securities were $156,979 at the end of the second quarter of fiscal year 2003 compared to $298,961 at the end of the comparable fiscal 2002 period.  The Company’s primary use of cash for fiscal 2003 occurred in December 2002 when the Company acquired Diamond Crystal Brands.

Cash provided by operating activities was $82,427 in the six months of fiscal 2003 compared to $164,892 in the same period of fiscal 2002.  The decrease in cash provided by operating activities is primarily due to increased working capital requirements such as the additional funding within the Company’s Voluntary Employee Benefit Association (VEBA) trust, which is used to fund employee medical and contributory retirement plan expenses, and increased levels of inventories.  Also contributing to the lower amount of cash provided, in comparison to the prior year, was a substantial tax refund that was received in the first quarter of fiscal 2002 and payments made in the first quarter of fiscal 2003 for compensation earned under the Company’s Long-Term Incentive Plan approved in 1998.

Cash flow from operating activities provides the Company with its principal source of liquidity.  The Company does not anticipate a significant risk to cash flow from this source in the foreseeable future because we operate in a stable industry and have strong products across several product lines.

Cash used in investing activities increased to $202,118 from $26,615 used in the first six months of fiscal 2002.  The increase in cash used for investing activities primarily reflects the December 2002 acquisition of Diamond Crystal Brands (with a purchase price of $124,432, including related costs).  The increase in cash used for investing activities is also due to the first quarter 2003 funding of $56,000 to a rabbi trust for supplemental executive retirement plans and deferred income plans.  The funds are invested in a variety of equity, debt, and cash securities with the gains or losses reflected in interest and investment income on the consolidated statement of earnings.  The Company does not expect to further fund the rabbi trust in fiscal 2003.  The Company estimates its fixed asset expenditures will total $80,000 for fiscal year 2003.

Cash used in financing activities was $32,893 in the first six months of fiscal 2003 compared to $30,592 in the same period of fiscal 2002.  In the first six months of fiscal 2003, the Company repurchased 220,000 shares of its common stock at an average price per share of $21.85 under share repurchase plans approved by the Company’s Board of Directors in September 1998 and October 2002.  These repurchases allowed the Company to complete its 10 million share repurchase plan authorized in 1998 and resulted in 163,228 shares being repurchased under the 10 million share repurchase plan approved in 2002.

The Company is required, by certain covenants in its debt agreements, to maintain specified levels of financial ratios and balance sheet position.  At the end of the second quarter of fiscal 2003, the Company was in compliance with all of these debt covenant agreements.

Contractual Obligations and Commercial Commitments

There has been no material change in the information regarding the Company’s future contractual financial obligations that was disclosed in the Company’s Annual Report on Form 10-K for the year ended October 26, 2002.

On April 26, 2003, the Company had $35,625 in standby letters of credit, of which $2,799 are guarantees included in Note A “General.”  The standby letters of credit are almost entirely related to the Company’s self-insured workers’ compensation programs.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risks

(In Thousands of Dollars)

Commodities.  The Company enters into futures contracts that are designated as hedges of specific volumes of commodities to be purchased in future months.  The change in the market value of such futures contracts has historically been, and is expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Gains and losses arising from such open and closed hedging transactions are deferred in other comprehensive income and recognized in the statement of earnings, through the cost of products sold, when the finished goods produced from the hedged item are sold.  The Company’s futures contracts are accounted for under cash flow hedge accounting, which requires they be reported at fair value.  The fair value of the Company’s open futures contracts as of April 26, 2003, was $(3,886).

The Company measures its market risk exposure on its April 26, 2003, futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in market prices.  A 10 percent decrease in market prices would negatively impact the fair value of the Company’s open contracts by $3,005, which in turn would have lowered the Company’s costs on commodity purchases by a similar amount.  A 10 percent increase in market prices would positively impact the fair value of the open contracts by $3,005, which in turn would have increased the Company’s costs on commodity purchases by a similar amount.

Hog Markets.  The Company’s earnings are affected by fluctuations in the live hog market.  To minimize the impact on earnings, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 15 years.  The contract formula is based on hog production costs.  Purchased hogs under contract account for 82 percent and 75 percent of the total hogs purchased by the Company through the first six months of fiscal 2003 and 2002, respectively.  A hypothetical 10 percent change in the cash market would have impacted approximately 18 percent and 25 percent of the hogs purchased in the first six months of fiscal 2003 and 2002, respectively, and would have had an immaterial effect on the Company’s results.  The contracts reduce volatility in hog prices and ensure a steady supply of quality hogs.

Turkey Markets.  The Company raises or contracts on a yearly basis for live turkeys.  Production costs in raising turkeys are primarily subject to fluctuations in feed grain prices and to a lesser extent fuel costs.

Long-Term Debt.  A principal market risk affecting the Company is the exposure to changes in interest rates on the Company’s fixed-rate, long-term debt.  Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $12,892.  The fair values of the Company’s long-term debt were estimated using discounted future cash flows based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

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

HORMEL FOODS CORPORATION

(Registrant)

Date:	June 10, 2003	By	/s/ M. J. McCOY
M. J. McCOY
Executive Vice President and Chief Financial Officer

Date:	June 10, 2003	By	/s/ J. N. SHEEHAN
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

Dated:	June 10, 2003	Signed:	/s/ JOEL W. JOHNSON

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

Dated:	June 10, 2003	Signed:	/s/ MICHAEL J. McCOY

MICHAEL J. McCOY
Executive Vice President and Chief Financial Officer