Form 10-K/A
period 2002-10-26
HORMEL FOODS CORP /DE/
filed 2003-07-11
CIK 48465

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

Registrant’s telephone number, including area code (507) 437-5611

Securities registered pursuant to Section 12 (b) of the Act:

COMMON STOCK, PAR VALUE $.0586 PER SHARE	NEW YORK STOCK EXCHANGE
Title of Each Class	Name of Each Exchange On Which Registered

Securities registered pursuant to Section 12 (g) of the Act:

NONE
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒  No   ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 26, 2002 (the last business day of the registrant’s most recently completed second fiscal quarter), was $1,845,340,119, based on the closing price of $24.99 per share on that date.

As of December 2, 2002, the number of shares outstanding of each of the Corporation’s classes of common stock was as follows:

Common Stock, $.0586 Par Value – 138,424,274 shares

Common Stock Non-Voting, $.01 Par Value - 0 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Stockholders’ Report for the year ended October 26, 2002, are incorporated by reference into Part I and Part II Items 5-9, and included as a separate section in the electronic filing to the SEC.

Portions of the Proxy Statement for the Annual Meeting of the Stockholders to be held January 28, 2003, are incorporated by reference into Part III, Items 10-13.

Introductory Note

This Form 10-K/A-1 is the result of discussions between Company management and the Securities and Exchange Commission (“SEC”) during a normal review of the Company’s SEC filings.  All changes reflected in this amendment occurred in Exhibit 13.1 to this Form 10-K/A-1 under the caption “Selected Pages of 2002 Annual Report to Stockholders.”  The primary changes included the addition of goodwill and other intangible assets to the Company’s “Critical Accounting Policies” of “Management’s Discussion and Analysis of Financial Condition” and additional disclosure relating to other comprehensive income and goodwill and intangible assets in Note A and Note D, respectively, of the Company’s “Notes to Consolidated Financial Statements.”  This Form 10-K/A-1 also contains a number of other changes that supplement or revise textual information.  However, this Form 10-K/A-1 contains no changes to the consolidated financial statements as previously reported.

For the purposes of this Form 10-K/A-1, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company has amended and restated in its entirety each item of the Company’s Form 10-K, as amended, for the year ended October 26, 2002.  This Form 10-K/A-1 does not reflect events occurring after the filing of the original Form 10-K, or modify or update those disclosures affected by subsequent events.

This Form 10-K/A-1 contains forward-looking statements with respect to our financial condition, results of operations, plans, objectives, future performance and business.  Forward-looking statements include predictions of future results and may contain the words “expects,” “believes,” “will deliver,” “anticipates,” “projects” or words or phrases of similar meaning.  Our actual results for future periods could differ materially from historical earnings and those anticipated or projected in forward-looking statements.  In particular, our future results could be affected by the factors described in Exhibit 99.1 to this Form 10-K/A-1 under the caption “Cautionary Statement Regarding Forward-Looking Statements and Risk Factors.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORMEL FOODS CORPORATION

By	/s/ JOEL W. JOHNSON	July 11, 2003
JOEL W. JOHNSON, Chairman of the Board,		Date
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

/s/ JOEL W. JOHNSON	7/11/03	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)
JOEL W. JOHNSON	Date

Executive Vice President,
Chief Financial Officer and Director
/s/ MICHAEL J. McCOY	7/11/03	(Principal Financial and Accounting Officer)
MICHAEL J. McCOY	Date

Executive Vice President
/s/ GARY J. RAY*	7/11/03	Refrigerated Foods and Director
GARY J. RAY	Date

Group Vice President
/s/ ERIC A. BROWN*	7/11/03	Prepared Foods and Director
ERIC A. BROWN	Date

/s/ JOHN W. ALLEN*	7/11/03	Director
JOHN W. ALLEN	Date

/s/ JOHN R. BLOCK*	7/11/03	Director
JOHN R. BLOCK	Date

/s/ WILLIAM S. DAVILA*	7/11/03	Director
WILLIAM S. DAVILA	Date

/s/ E. PETER GILLETTE JR.*	7/11/03	Director
E. PETER GILLETTE JR.	Date

/s/ LUELLA G. GOLDBERG*	7/11/03	Director
LUELLA G. GOLDBERG	Date

/s/ SUSAN I. MARVIN*	7/11/03	Director
SUSAN I. MARVIN	Date

/s/ DAKOTA A. PIPPINS*	7/11/03	Director
DAKOTA A. PIPPINS	Date

/s/ JOHN G. TURNER*	7/11/03	Director
JOHN G. TURNER	Date

/s/ DR. ROBERT R. WALLER*	7/11/03	Director
DR. ROBERT R. WALLER	Date

*/s/ MICHAEL J. McCOY	7/11/03
MICHAEL J. McCOY, as	Date
Attorney-In-Fact

Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

I, Joel W. Johnson, Chairman, President and Chief Executive Officer of Hormel Foods Corporation, certify that:

(1)                                  I have reviewed this annual report on Form 10-K/A-1 of Hormel Foods Corporation;

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

•                  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

•                  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)                                  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons fulfilling the equivalent functions):

•                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

•                  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)                                  The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	July 11, 2003	Signed:	/s/ JOEL W. JOHNSON

JOEL W. JOHNSON
Chairman, President and
Chief Executive Officer

Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

I, Michael J. McCoy, Executive Vice President and Chief Financial Officer of Hormel Foods Corporation, certify that:

(1)                                  I have reviewed this annual report on Form 10-K/A-1 of Hormel Foods Corporation;

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

•                  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

•                  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)                                  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons fulfilling the equivalent functions):

•                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

•                  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)                                  The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	July 11, 2003	Signed:	/s/MICHAEL J. McCOY

MICHAEL J. McCOY
Executive Vice President and
Chief Financial Officer

LIST OF EXHIBITS

HORMEL FOODS CORPORATION

NUMBER

DESCRIPTION OF DOCUMENT

2.1*

Agreement and Plan of Merger and Plan of Reorganization dated January 22, 2001, by and among Hormel, Badger Acquisition Corporation, Jerome Foods, Inc. and Jerome K. Jerome.  (Incorporated by reference to Hormel’s Current Report on Form 8-K dated March 9, 2001, File No. 001-02402.)

3.1*	Certificate of Incorporation as amended to date. (Incorporated by reference to Exhibit 3A-1 to Hormel’s Annual Report on Form 10-K/A for the fiscal year ended October 28, 2000, File No. 001-02402.)

3.2*	Bylaws as amended to date. (Incorporated by reference to Exhibit 3.2 to Hormel’s Amendment No. 3 to Registration Statement on Form S-4, dated November 29, 2001, File No. 333-68498.)

4.1*

Indenture dated as of June 1, 2001, between Hormel and U.S. Bank Trust National Association, as Trustee relating to certain outstanding debt securities.  (Incorporated by reference to Exhibit 4.1 to Hormel’s Registration Statement on Form S-4 dated, August 28, 2001, File No. 333-68498.)

4.2*

Supplemental Indenture No. 1 dated as of June 4, 2001, to Indenture dated as of June 1, 2001, between Hormel and U.S. Bank Trust National Association, as Trustee, relating to certain outstanding debt securities.  (Incorporated by reference to Exhibit 4.2 to Hormel’s Registration Statement on Form S-4 dated August 28, 2001, File No. 333-68498.)

4.3*

Letter of Representations dated June 5, 2001, among Hormel, U.S. Bank Trust National Association, as Trustee, and The Depository Trust Company relating to certain outstanding debt securities of Hormel.  (Incorporated by reference to Exhibit 4.3 to Hormel’s Registration Statement on Form S-4 dated August 28, 2001, File No. 333-68498.)

4.4*

Pursuant to Item 601 (b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of holders of certain long-term debt are not filed.  Hormel agrees to furnish copies thereof to the Securities and Exchange Commission upon request.

10.1*

U.S. $150,000,000 Credit Agreement, dated as of October 25, 2001, between Hormel, the banks identified on the signature pages thereof, and Citicorp U.S.A. Inc., as Administrative Agent.  (Incorporated by Reference to Exhibit 10.1 to Hormel’s Current Report on Form 8-K dated November 6, 2001.)

10.2*(1)	Hormel Foods Corporation Operators’ Shares Incentive Compensation Plan. (Incorporated by Reference to Appendix A to Hormel’s definitive Proxy Statement filed on December 30, 1997, File No. 001-02402.)

10.3*(1)

Hormel Foods Corporation Supplemental Executive Retirement Plan (2002 Restatement.)  (Incorporated by Reference to Exhibit 10.3 to Hormel’s Annual Report on Form 10-K for the fiscal year ended October 26, 2002, File No. 001-02402.)

10.4*(1)	Hormel Foods Corporation 2000 Stock Incentive Plan. (Incorporated by Reference to Exhibit A to Hormel’s definitive Proxy Statement filed on December 30, 1999, File No. 001-02402.)

10.5*(1)	Hormel Foods Corporation Long-Term Incentive Plan. (Incorporated by Reference to Appendix B to Hormel’s definitive Proxy Statement filed on December 30, 1997, File No. 001-02402.)

10.6*(1)

Hormel Foods Corporation Supplemental Retirement Benefits Plan for the Benefit of Joel W. Johnson (1999 Restatement.)  (Incorporated by Reference to Exhibit 10.6 to Hormel’s Annual Report on Form 10-K for the fiscal year ended October 26, 2002, File No. 001-02402.)

10.7*(1)

Hormel Foods Corporation Executive Deferred Income Plan II (2002 Restatement.)  (Incorporated by Reference to Exhibit 10.7 to Hormel’s Annual Report on Form 10-K for the fiscal year ended October 26, 2002, File No. 001-02402.)

10.8*(1)

Form of Indemnification Agreement for Directors and Officers.  (Incorporated by Reference to Exhibit 10.8 to Hormel’s Annual Report on Form 10-K for the fiscal year ended October 26, 2002, File No. 001-02402.)

11.1*

Statement re computation of per share earnings.  (Incorporated by reference to Consolidated Statements of Operations and Note A of the Notes to Consolidated Financial Statements set forth in Exhibit 13.1 to the Annual Report to Stockholders for fiscal year ended October 26, 2002, dated October 26, 2002, File No. 001-02402.)

13.1**	Pages 18 through 41 of the Annual Report to Stockholders, as amended, for fiscal year ended October 26, 2002.

21.1*	Subsidiaries of the Registrant. (Incorporated by Reference to Exhibit 21.1 to Hormel’s Annual Report on Form 10-K for the fiscal year ended October 26, 2002, File No. 001-02402.)

23.1**	Consent of Independent Auditors.

24.1*	Power of Attorney. (Incorporated by Reference to Exhibit 24.1 to Hormel’s Annual Report on Form 10-K for the fiscal year ended October 26, 2002, File No. 001-02402.)

99.1**	Cautionary Statement Regarding Forward-Looking Statements and Risk Factors.

99.2**	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3**	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Document has previously been filed with the Securities and Exchange Commission and is incorporated herein by reference.

**	These Exhibits transmitted via EDGAR.

(1)	Denotes compensatory plan or management contract.