Form 10-Q/A
period 2003-01-25
HORMEL FOODS CORP /DE/
filed 2003-07-11
CIK 48465

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

Introductory Note

This Form 10-Q/A-1 is the result of discussions between Company management and the Securities and Exchange Commission (“SEC”) during a normal review of the Company’s SEC filings.  The changes in this amendment include additional disclosure within Note B, “Goodwill and Intangible Assets,” and a reference to Form 10-K/A-1 within the “Critical Accounting Policies” section contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  This Form 10-Q/A-1 contains no changes to the consolidated financial statements as previously reported.

For the purposes of this Form 10-Q/A-1, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company has amended and restated in its entirety each item of the Company’s Form 10-Q for the first quarter ended January 25, 2003.  This Form 10-Q/A-1 does not reflect events occurring after the filing of the original Form 10-Q, or modify or update those disclosures affected by subsequent events.

This Form 10-Q/A-1 contains forward-looking statements with respect to our financial condition, results of operations, plans, objectives, future performance and business.  Forward-looking statements include predictions of future results and may contain the words “expects,” “believes,” “will deliver,” “anticipates,” “projects” or words or phrases of similar meaning.  Our actual results for future periods could differ materially from historical earnings and those anticipated or projected in forward-looking statements.  In particular, our future results could be affected by the factors described in Exhibit 99.1 to Form 10-K/A-1 under the caption “Cautionary Statement Regarding Forward-Looking Statements and Risk Factors.”

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

See notes to financial statements

HORMEL FOODS CORPORATION

STATEMENTS OF FINANCIAL POSITION

(In Thousands of Dollars)

	January 25, 2003	October 26, 2002
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$170,879	$174,070
Accrued expenses	31,507	34,496
Accrued marketing expenses	58,221	51,739
Employee compensation	54,116	87,897
Taxes, other than federal income taxes	22,023	19,819
Dividends payable	14,593	13,569
Federal income tax	16,369	14,701
Current maturities of long-term debt	13,809	13,820
TOTAL CURRENT LIABILITIES	381,517	410,111

LONG-TERM DEBT—less current maturities	408,727	409,648

ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION	253,161	253,078

OTHER LONG-TERM LIABILITIES	35,245	32,104

SHAREHOLDERS’ INVESTMENT
Preferred stock, par value $.01 a share—authorized 80,000,000 shares; issued—none
Common stock, non-voting, par value $.01 a share—authorized 200,000,000 shares; issued—none
Common stock, par value $.0586 a share— authorized 400,000,000 shares; issued 138,424,274 shares January 25, 2003 issued 138,411,338 shares October 26, 2002	8,112	8,111
Accumulated other comprehensive loss	(26,793)	(32,959)
Retained earnings	1,171,096	1,140,103
	1,152,415	1,115,255
Shares held in treasury – 4,759 shares	(116)	0

TOTAL SHAREHOLDERS’ INVESTMENT	1,152,299	1,115,255

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$2,230,949	$2,220,196

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

NOTE B                                                  GOODWILL AND INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for definite-lived intangible assets are as follows:

	January 25, 2003		October 26, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-Compete Covenants	$18,156	$(17,506)	$18,156	$(17,456)
Formulas	4,330	(1,076)	4,330	(901)
Other Intangibles	1,550	(563)	1,550	(514)
Total	$24,036	$(19,145)	$24,036	$(18,871)

Amortization expense for the three months ended January 25, 2003, and January 26, 2002, was:

	Three Months Ended
	January 25, 2003	January 26, 2002
Amortization Expense	$274	$325

Estimated annual amortization expense for the five fiscal years after October 26, 2002, is as follows:

2003	$1,097
2004	1,118
2005	1,097
2006	821
2007	565

The carrying amounts for indefinite-lived intangible assets are as follows:

	January 25, 2003	October 26, 2002
Brand/Tradename/Trademarks	$50,875	$50,875
Other Intangibles	184	184
Total	$51,059	$51,059

The change in the carrying amount of goodwill for the three months ended January 25, 2003, is presented in the table below.  The December 2002 acquisition of Diamond Crystal Brands prompted Hormel Foods management to adjust how it evaluates its businesses and, as a result, established a new segment for Specialty Foods.  The Specialty Foods segment includes the newly acquired Diamond Crystal Brands operating segment along with the existing operating segments of Hormel HealthLabs (formerly in the Refrigerated Foods segment) and Specialty Products (formerly in the Grocery Products segment).  The October 26, 2002, goodwill balances presented below have been restated to reflect this change.  The amount presented for goodwill acquired reflects the Company’s initial purchase accounting allocation for the Diamond Crystal Brands acquisition.  The Company expects to finalize its purchase accounting by the end of this fiscal year.

	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	Other	Total
Balance as of October 26, 2002	$40,551	$5,237	$203,214	$58,718	$2,352	$310,072
Goodwill Acquired	—	—	—	71,604	—	71,604
Balance as of January 25, 2003	$40,551	$5,237	$203,214	$130,322	$2,352	$381,676

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

CRITICAL ACCOUNTING POLICIES

There has been no material change in the Company’s Critical Accounting Policies, as disclosed in its Annual Report on Form 10-K/A-1 for the year ended October 26, 2002.

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

The effective tax rate for the first quarter of fiscal year 2003 was 34.7 percent compared to 36.5 percent for the same period of fiscal 2002.  The lower effective rate is primarily due to the completion of a federal income tax audit relating to the 1997 – 1999 tax years.  The effective tax rate for the remainder of the year is expected to be approximately 35.3 percent.

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

HORMEL FOODS CORPORATION

(Registrant)

Date:	July 11, 2003	By	/s/ M. J. McCOY
M. J. McCOY
Executive Vice President and Chief Financial Officer

Date:	July 11, 2003	By	/s/ J. N. SHEEHAN
J. N. SHEEHAN
Vice President and Controller

Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

I, Joel W. Johnson, Chairman, President and Chief Executive Officer of Hormel Foods Corporation, certify that:

(1)                                  I have reviewed this quarterly report on Form 10-Q/A-1 of Hormel Foods Corporation;

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
JOEL W. JOHNSON
Chairman, President and Chief Executive Officer

Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

I, Michael J. McCoy, Executive Vice President and Chief Financial Officer of Hormel Foods Corporation, certify that:

(1)                                  I have reviewed this quarterly report on Form 10-Q/A-1 of Hormel Foods Corporation;

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

•                  evaluated the effectiveness of the issuer’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date"); and

•                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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