Form 10-Q/A
period 2003-04-26
HORMEL FOODS CORP /DE/
filed 2003-07-11
CIK 48465

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class

Outstanding at April 26, 2003

Common Stock	$ .0586 par value	138,342,776
Common Stock Non-Voting	$ .01 par value	-0-

Introductory Note

This Form 10-Q/A-1 is the result of discussions between Company management and the Securities and Exchange Commission (“SEC”) during a normal review of the Company’s SEC filings.  The only change in this amendment was the addition of two text sentences to the “Goodwill and other intangible assets” section of “Critical Accounting Policies” contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  This Form 10-Q/A-1 contains no changes to the consolidated financial statements as previously reported.

For the purposes of this Form 10-Q/A-1, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company has amended and restated in its entirety each item of the Company’s Form 10-Q for the second quarter ended April 26, 2003.  This Form 10-Q/A-1 does not reflect events occurring after the filing of the original Form 10-Q, or modify or update those disclosures affected by subsequent events.

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

See notes to financial statements

HORMEL FOODS CORPORATION

STATEMENTS OF FINANCIAL POSITION

(In Thousands of Dollars)

	April 26, 2003	October 26, 2002
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$154,757	$174,070
Accrued expenses	38,240	34,496
Accrued marketing expenses	56,246	51,739
Employee compensation	63,001	87,897
Taxes, other than federal income taxes	19,946	19,819
Dividends payable	14,735	13,569
Federal income tax	25,038	14,701
Current maturities of long-term debt	13,812	13,820
TOTAL CURRENT LIABILITIES	385,775	410,111

LONG-TERM DEBT–less current maturities	408,019	409,648

ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION	253,161	253,078

OTHER LONG-TERM LIABILITIES	35,101	32,104

DEFERRED INCOME TAXES	6,957	0

SHAREHOLDERS’ INVESTMENT
Preferred stock, par value $.01 a share – authorized 80,000,000 shares; issued–none
Common stock, non-voting, par value $.01 a share–authorized 200,000,000 shares; issued–none
Common stock, par value $.0586 a share – authorized 400,000,000 shares; issued 138,438,302 shares April 26, 2003 issued 138,411,338 shares October 26, 2002	8,112	8,111
Additional paid in capital	168	0
Accumulated other comprehensive loss	(18,032)	(32,959)
Retained earnings	1,190,146	1,140,103
	1,180,394	1,115,255
Shares held in treasury - 95,526 shares	(2,002)	0

TOTAL SHAREHOLDERS’ INVESTMENT	1,178,392	1,115,255

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$2,267,405	$2,220,196

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

Pro forma amounts as if the Company had used the fair value method in accounting for employee stock options are as follows:

Three Months Ended

Six Months Ended

	April 26, 2003	April 27, 2002	April 26, 2003	April 27, 2002

Net earnings, as reported	$33,801	$32,740	$80,741	$83,091
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,152)	(954)	(2,218)	(1,661)

Pro forma net earnings	$32,649	$31,786	$78,523	$81,430

Earnings per share:
Basic – as reported	$0.24	$0.24	$0.58	$0.60
Basic – pro forma	$0.24	$0.23	$0.57	$0.59

Diluted – as reported	$0.24	$0.23	$0.58	$0.59
Diluted – pro forma	$0.23	$0.23	$0.56	$0.58

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

The assumptions used in the estimate of fair value are consistent with historical performance and the estimates and assumptions used in determining future profit plans for each reporting unit.  The Company reviews product growth patterns, market share information, industry trends, changes in distribution channels, and economic indicators in determining the estimates and assumptions used to develop cash flow and profit plan assumptions.  If future economic conditions are different than those projected by management, recognition of impairment charges may be required.  However, the Company believes that the likelihood of conditions being significantly different to warrant such charges is remote.

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