Form 10-Q
period 2003-07-26
HORMEL FOODS CORP /DE/
filed 2003-09-09
CIK 48465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended July 26, 2003	Commission File Number 1-2402

HORMEL FOODS CORPORATION

Incorporated Under the Laws of the State of Delaware	Fein #41-0319970

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      YES   ☒     NO   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding at July 26, 2003
Common Stock	$ .0586 par value	138,539,109
Common Stock Non-Voting	$ .01 par value	-0-

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

HORMEL FOODS CORPORATION
STATEMENTS OF FINANCIAL POSITION
(In Thousands of Dollars)

	July 26, 2003	October 26, 2002
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$138,785	$309,563
Accounts receivable	264,485	275,460
Inventories	391,115	355,638
Deferred income taxes	7,924	7,431
Prepaid expenses and other current assets	25,072	14,078
TOTAL CURRENT ASSETS	827,381	962,170

DEFERRED INCOME TAXES	0	6,583

GOODWILL	370,125	310,072

OTHER INTANGIBLES	75,645	56,224

INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	144,756	127,222

OTHER ASSETS	210,806	105,247

PROPERTY, PLANT AND EQUIPMENT
Land	25,812	21,709
Buildings	415,454	382,573
Equipment	875,833	852,403
Construction in progress	47,975	46,466
	1,365,074	1,303,151
Less allowance for depreciation	(694,854)	(650,473)
	670,220	652,678

TOTAL ASSETS	$2,298,933	$2,220,196

See notes to financial statements

HORMEL FOODS CORPORATION
STATEMENTS OF FINANCIAL POSITION
(In Thousands of Dollars)

	July 26, 2003	October 26, 2002
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$171,084	$174,070
Accrued expenses	39,022	34,496
Accrued marketing expenses	66,429	51,739
Employee compensation	73,447	87,897
Taxes, other than federal income taxes	17,372	19,819
Dividends payable	14,587	13,569
Federal income tax	3,766	14,701
Current maturities of long-term debt	13,786	13,820
TOTAL CURRENT LIABILITIES	399,493	410,111

LONG-TERM DEBT–less current maturities	407,031	409,648

ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION	253,161	253,078

OTHER LONG-TERM LIABILITIES	35,568	32,104

DEFERRED INCOME TAXES	2,168	0

SHAREHOLDERS’ INVESTMENT
Preferred stock, par value $.01 a share— authorized 80,000,000 shares; issued—none
Common stock, non-voting, par value $.01 a share—authorized 200,000,000 shares; issued—none
Common stock, par value $.0586 a share—authorized 400,000,000 shares; issued 138,539,109 shares July 26, 2003 issued 138,411,338 shares October 26, 2002	8,118	8,111
Additional paid in capital	1,506	0
Accumulated other comprehensive loss	(17,988)	(32,959)
Retained earnings	1,209,876	1,140,103
TOTAL SHAREHOLDERS’ INVESTMENT	1,201,512	1,115,255

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$2,298,933	$2,220,196

See notes to financial statements

HORMEL FOODS CORPORATION
STATEMENTS OF EARNINGS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 26, 2003	July 27, 2002	July 26, 2003	July 27, 2002
Net sales	$1,009,395	$933,778	$3,030,447	$2,871,419
Cost of products sold	782,208	706,968	2,312,647	2,174,300
GROSS PROFIT	227,187	226,810	717,800	697,119

Expenses:
Selling and delivery	144,315	140,800	439,881	425,002
Administrative and general	28,681	23,529	89,483	69,569
TOTAL EXPENSES	172,996	164,329	529,364	494,571

Equity in earnings of affiliates	1,202	1,775	3,712	5,774
OPERATING INCOME	55,393	64,256	192,148	208,322

Other income and expenses:
Interest and investment income	6,408	2,202	8,963	5,398
Interest expense	(8,253)	(7,704)	(23,397)	(24,118)
EARNINGS BEFORE INCOME TAXES	53,548	58,754	177,714	189,602
Provision for income taxes	18,875	20,493	62,300	68,250

NET EARNINGS	$34,673	$38,261	$115,414	$121,352

NET EARNINGS PER SHARE:
BASIC	$0.25	$0.28	$0.83	$0.87
DILUTED	$0.25	$0.27	$0.83	$0.86

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	138,438	138,804	138,402	138,785
DILUTED	139,815	140,259	139,699	140,450

DIVIDENDS DECLARED PER SHARE:	$0.105	$0.0975	$0.315	$0.2925

See notes to financial statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

	Nine Months Ended
	July 26, 2003	July 27, 2002
OPERATING ACTIVITIES
Net earnings	$115,414	$121,352
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	61,865	61,556
Amortization of intangibles	2,789	724
Equity in earnings of affiliates	(3,178)	(5,774)
Provision for deferred income taxes	(7,613)	(6,346)
Loss on property/equipment sales and plant facilities	2,696	829
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	22,522	57,096
(Increase) decrease in inventories and prepaid expenses and other current assets	(37,005)	8,838
(Decrease) in accounts payable and accrued expenses	(15,239)	(9,577)
NET CASH PROVIDED BY OPERATING ACTIVITIES	142,251	228,698

INVESTING ACTIVITIES
Sale of held-to-maturity securities	0	5,000
Purchase of held-to-maturity securities	0	(15,000)
Acquisitions of businesses	(124,464)	(476)
Purchases of property/equipment	(45,606)	(38,041)
Proceeds from sales of property/equipment	4,162	1,825
(Increase) in investments, equity in affiliates, and other assets	(101,546)	(2,464)
Dividends from affiliates	0	2,104
NET CASH USED IN INVESTING ACTIVITIES	(267,454)	(47,052)

FINANCING ACTIVITIES
Proceeds from long-term debt	42	3,263
Principal payments on long-term debt	(2,693)	(61,645)
Dividends paid on common stock	(42,543)	(39,883)
Share repurchases	(4,808)	(4,114)
Other	4,427	1,925
NET CASH USED IN FINANCING ACTIVITIES	(45,575)	(100,454)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(170,778)	81,192
Cash and cash equivalents at beginning of year	309,563	186,276

CASH AND CASH EQUIVALENTS AT END OF QUARTER	$138,785	$267,468

See notes to financial statements

HORMEL FOODS CORPORATION
NOTES TO FINANCIAL STATEMENTS
(In Thousands, Except Per Share and Percentage Amounts)
(Unaudited)

NOTE A                                                  GENERAL

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles, generally accepted in the United States, for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles, generally accepted in the United States, for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year.  The balance sheet at October 26, 2002, has been derived from the audited financial statements at that date.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 26, 2002.

Commitments

The Company enters into various agreements guaranteeing specified obligations of affiliated parties.  In some cases the Company guarantees the payment for raw materials that were purchased by a supplier of Hormel Foods.  In other cases the Company provides a standby letter of credit for obligations of an affiliated party that may arise under worker compensation claims.  The Company’s guarantees either terminate in one year or remain in place until such time as Hormel Foods revokes the agreement.  Total guarantees provided by the Company, as of July 26, 2003, amounted to $3,519.  These potential obligations are not reflected in the Company’s consolidated balance sheet.

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

Pro forma amounts as if the Company had used the fair value method in accounting for employee stock options are as follows:

	Three Months Ended		Nine Months Ended
	July 26, 2003	July 27, 2002	July 26, 2003	July 27, 2002

Net earnings, as reported	$34,673	$38,261	$115,414	$121,352
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,141)	(953)	(3,359)	(2,614)

Pro forma net earnings	$33,532	$37,308	$112,055	$118,738

Earnings per share:
Basic–as reported	$0.25	$0.28	$0.83	$0.87
Basic–pro forma	$0.24	$0.27	$0.81	$0.86

Diluted–as reported	$0.25	$0.27	$0.83	$0.86
Diluted–pro forma	$0.24	$0.27	$0.80	$0.85

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

NOTE B                                                  GOODWILL AND INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for definite-lived intangible assets are as follows:

	July 26, 2003		October 26, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-Compete Covenants	$25,356	$(18,437)	$18,156	$(17,456)
Formulas	8,380	(1,761)	4,330	(901)
Distribution Network	3,100	(179)	—	—
Other Intangibles	5,440	(1,283)	1,550	(514)
Total	$42,276	$(21,660)	$24,036	$(18,871)

Amortization expense for the three and nine months ended July 26, 2003, and July 27, 2002, was:

	Three Months Ended		Nine Months Ended
	July 26, 2003	July 27, 2002	July 26, 2003	July 27, 2002
Amortization Expense	$1,394	$274	$2,789	$724

Estimated annual amortization expense for the five fiscal years after October 26, 2002, is as follows:

2003	$3,828
2004	4,214
2005	4,091
2006	3,724
2007	3,334

The carrying amounts for indefinite-lived intangible assets are as follows:

	July 26, 2003	October 26, 2002
Brand/Tradename/Trademarks	$54,845	$50,875
Other Intangibles	184	184
Total	$55,029	$51,059

The changes in the carrying amount of goodwill for the three and nine month periods ended July 26, 2003, are presented in the tables below.  The amounts presented for goodwill acquired reflects the acquisition of Diamond Crystal Brands.  The Company expects to finalize its purchase accounting by the end of this fiscal year.

	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	Other	Total
Balance as of April 26, 2003	$40,564	$5,224	$203,214	$110,789	$2,352	$362,143
Goodwill Acquired	—	—	—	7,982	—	7,982
Balance as of July 26, 2003	$40,564	$5,224	$203,214	$118,771	$2,352	$370,125

	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	Other	Total
Balance as of October 26, 2002	$40,551	$5,237	$203,214	$58,718	$2,352	$310,072
Goodwill Acquired	—	—	—	60,053	—	60,053
Reclassifications	13	(13)	—	—	—	—
Balance as of July 26, 2003	$40,564	$5,224	$203,214	$118,771	$2,352	$370,125

NOTE C                                                  SHIPPING AND HANDLING COSTS

Shipping and handling costs are recorded as selling and delivery expenses.  Shipping and handling costs were $68,937 and $208,697 for the three and nine months ended July 26, 2003, compared to $63,962 and $196,203 for the three and nine months ended July 27, 2002.

NOTE D                                                  EARNINGS PER SHARE DATA

The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	July 26, 2003	July 27, 2002	July 26, 2003	July 27, 2002

Basic weighted-average shares outstanding	138,438	138,804	138,402	138,785

Net effect of dilutive stock options	1,377	1,455	1,297	1,665

Diluted weighted-average shares outstanding	139,815	140,259	139,699	140,450

NOTE E                                                    COMPREHENSIVE INCOME

Components of comprehensive income, net of taxes, are:

	Three Months Ended		Nine Months Ended
	July 26, 2003	July 27, 2002	July 26, 2003	July 27, 2002
Net Earnings	$34,673	$38,261	$115,414	$121,352
Other comprehensive income:
Unrealized (loss) gain on available-for-sale securities	(96)	(760)	17,549	(760)
Deferred gain (loss) on hedging	1,090	—	(2,303)	—
Reclassification adjustment into net earnings	1,057	—	1,135	—
Foreign currency translation	(2,007)	1,770	(1,410)	3,341
Other comprehensive income	44	1,010	14,971	2,581

Total Comprehensive Income	$34,717	$39,271	$130,385	$123,933

NOTE F                                                    INVENTORIES

Principal components of inventories are:

	July 26, 2003	October 26, 2002
Finished products	$232,568	$212,868
Raw materials and work-in-process	117,383	106,231
Materials and supplies	76,046	69,257
LIFO reserve	(34,882)	(32,718)

Total	$391,115	$355,638

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

As of July 26, 2003, the Company has included in accumulated other comprehensive loss unrealized hedging losses of $3,751 (net of tax) relating to its futures contracts.  The fair value of the open futures contracts, at that same time, was a loss of $1,078.

NOTE H                                                  SUBSEQUENT EVENTS

On July 31, 2003, the Company announced the acquisition of the assets of Century Foods International, headquartered in Sparta, Wisconsin, in a $115 million cash transaction.  Century Foods International is a manufacturer of nutritional products, dairy proteins and blends, and cheese products that will be included as part of the Specialty Foods segment.

NOTE I                                                       SEGMENT REPORTING

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

The December 2002 acquisition of Diamond Crystal Brands prompted Hormel Foods management to adjust how it evaluates its business and, as a result, established a new segment for Specialty Foods.  The Specialty Foods segment includes the newly acquired Diamond Crystal Brands operating segment along with the existing operating segments of Hormel HealthLabs (formerly in the Refrigerated Foods segment) and Specialty Products (formerly in the Grocery Products segment).  All prior year segment information has been restated to reflect this change.  Beginning with the fourth quarter of the current fiscal year, the operating results of the Century Foods International business will also be included in the Specialty Foods segment.

The Grocery Products segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market.

The Refrigerated Foods segment includes the Meat Products and Foodservice business units.  The segment primarily consists of the processing, marketing, and sale of branded and unbranded pork products for the retail, foodservice, and fresh customer markets.  This segment also includes the Precept Foods operation, which offers fresh case-ready pork and beef products to its retail customers.  The Precept Foods operation is a 50 percent owned joint venture between Hormel Foods Corporation and Excel Corporation, a wholly-owned subsidiary of Cargill Incorporated.  The operating results of this joint venture are consolidated into the Company’s Statement of Earnings.

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

Net sales and operating profits for each of the Company’s business segments and reconciliation to earnings before income taxes are set forth below:

	Three Months Ended		Nine Months Ended
	July 26, 2003	July 27, 2002	July 26, 2003	July 27, 2002
Net Sales to Unaffiliated Customers
Grocery Products	$163,951	$162,515	$545,540	$518,874
Refrigerated Foods	497,158	482,250	1,480,296	1,483,335
Jennie-O Turkey Store	224,346	212,914	656,278	628,880
Specialty Foods	78,804	31,692	206,807	97,483
All Other	45,136	44,407	141,526	142,847
Total	$1,009,395	$933,778	$3,030,447	$2,871,419

Intersegment Sales
Grocery Products	$1	$0	$1	$0
Refrigerated Foods	332	798	3,151	2,163
Jennie-O Turkey Store	12,309	15,279	37,414	45,832
Specialty Foods	2	27	44	58
All Other	19,270	16,436	56,123	47,835
Total	31,914	32,540	96,733	95,888
Intersegment elimination	(31,914)	(32,540)	(96,733)	(95,888)
Total	$0	$0	$0	$0

Net Sales
Grocery Products	$163,952	$162,515	$545,541	$518,874
Refrigerated Foods	497,490	483,048	1,483,447	1,485,498
Jennie-O Turkey Store	236,655	228,193	693,692	674,712
Specialty Foods	78,806	31,719	206,851	97,541
All Other	64,406	60,843	197,649	190,682
Intersegment elimination	(31,914)	(32,540)	(96,733)	(95,888)
Total	$1,009,395	$933,778	$3,030,447	$2,871,419

Segment Profit
Grocery Products	$23,915	$25,999	$106,391	$87,769
Refrigerated Foods	26,656	16,565	51,279	52,927
Jennie-O Turkey Store	(127)	15,397	24,054	48,602
Specialty Foods	5,016	3,323	13,117	8,622
All Other	6,836	6,166	17,355	18,287
Total segment profit	$62,296	$67,450	$212,196	$216,207

Net interest expense and investment income	(1,845)	(5,502)	(14,434)	(18,720)
General corporate expense	(6,903)	(3,194)	(20,048)	(7,885)

Earnings before income taxes	$53,548	$58,754	$177,714	$189,602

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(In Thousands of Dollars, Except Per Share Amounts)

CRITICAL ACCOUNTING POLICIES

There has been no material change in the Company’s Critical Accounting Policies, as disclosed in its Quarterly Report on Form 10-Q/A-1 for the quarter ended April 26, 2003.

RESULTS OF OPERATIONS

Overview

The Company is a processor of branded and unbranded food products for the retail, foodservice, and fresh customer markets.  We operate in the following five segments:

SEGMENT	BUSINESS CONDUCTED

Grocery Products	This segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market.

Refrigerated Foods

This segment includes the Meat Products and Foodservice business units.  The segment consists primarily of the processing, marketing, and sale of branded and unbranded pork products for the retail, foodservice, and fresh customer markets.  This segment also includes the Precept Foods operation, which offers fresh case-ready pork and beef products to its retail customers.

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

Consolidated Results

Net earnings for the third quarter of fiscal 2003 decreased 9.4 percent to $34,673 compared to $38,261 in the same quarter of 2002.  Diluted earnings per share for the current year quarter was $0.25 compared to $0.27 last year.  Net sales for the third quarter increased 8.1 percent to $1,009,395 in 2003 from $933,778 in 2002.  Tonnage volume for the third quarter increased 1.3 percent compared to the same quarter of last year.

Net earnings for the first nine months of 2003 decreased 4.9 percent to $115,414 from $121,352 in 2002.  Diluted earnings per share for the same period decreased to $.83 from $.86 in the prior year.  Net sales for the first nine months of 2003 increased 5.5 percent to $3,030,447 from $2,871,419 in the first nine months of fiscal year 2002.  Tonnage volume for the first nine months of 2003 increased 2.4 percent over the comparable period in 2002.

Third quarter and nine-month tonnage volume increases trailed the increases in net sales primarily because of a significant reduction in low price, high volume commodity pork sales resulting from the discontinuance of hog processing at the Company’s Rochelle, Illinois, facility that was effective January 3, 2003.

Gross profits as a percent of net sales for the third quarter of fiscal 2003 decreased to 22.5 percent from 24.3 percent in the same quarter of last year.  The nine month gross profits, as a percent of net sales, decreased to 23.7 percent in fiscal 2003 compared to 24.3 percent in the prior year.  Overshadowing the successes in many of the Company’s branded product lines were the challenges relating to the oversupply of commodity turkey meat in the marketplace.  Excess turkey meat continues to cause pricing pressure within the Jennie-O Turkey Store segment, negatively impacting the Company’s gross profits.  It is unclear to the Company when turkey supplies in the marketplace will return to normal levels.

Selling and delivery expenses for the third quarter and nine months were $144,315 and $439,881, respectively, compared to $140,800 and $425,002 last year.  As a percent of sales, selling and delivery expenses decreased to 14.3 and 14.5 percent for the quarter and nine months, respectively, compared to 15.1 and 14.8 percent in 2002.  The reduction in these percentages was primarily due to decreases in third quarter and nine-month marketing spending of $3,850 and $7,034, respectively, which have occurred primarily in the Refrigerated and Jennie-O Turkey Store segments.  The Company expects fiscal year 2003 selling and delivery expenses, as a percent of sales, to remain slightly below prior year levels.

Administrative and general expenses were $28,681 and $89,483 for the quarter and nine months, respectively, compared to $23,529 and $69,569 last year.  As a percentage of sales, administrative and general expenses for the quarter and nine months were 2.8 and 3.0 percent, respectively, compared to 2.5 and 2.4 percent in 2002.  The increased expenses primarily resulted from higher pension costs for the third quarter and nine-months of $3,200 and $9,600, respectively, along with a second quarter bad debt expense of $4,200 relating to the Fleming Companies’ bankruptcy.  The Company expects pension costs will exceed the previous year fourth quarter by $3,200 and anticipates administrative and general expenses, as a percent of sales, will remain around 2.9 percent for the remainder of the fiscal year.

Equity in earnings of affiliates was $1,202 and $3,712 for the quarter and nine months, respectively, compared to $1,775 and $5,774 last year.  The third quarter and nine-month decreases are due to the third quarter 2002 discontinuation of equity-method accounting for the Company’s 15.2 percent owned investment in Campofrio Alimentacion, S.A. (Campofrio).

The effective tax rate for fiscal 2003 was 35.2 and 35.1 percent for the quarter and nine months, respectively, compared to 34.9 and 36.0 percent in fiscal 2002.  The Company expects the effective tax rate will be approximately 35.3 percent for the remainder of the fiscal year.

The Company is currently negotiating labor contracts that expire in early September of 2003 for the five following production facilities: Algona, Iowa; Austin, Minnesota; Beloit, Wisconsin; Fremont, Nebraska; and Tucker, Georgia.

Segment Results

The December 2002 acquisition of Diamond Crystal Brands prompted Hormel Foods management to adjust how it evaluates its businesses and, as a result, established a new segment for Specialty Foods.  The Specialty Foods segment includes the newly acquired Diamond Crystal Brands operating segment along with the existing operating segments of Hormel HealthLabs (formerly in the Refrigerated Foods segment) and Specialty Products (formerly in the Grocery Products segment).  All prior year segment information has been restated to reflect this change.  Beginning the fourth quarter of the current fiscal year, the July acquisition of Century Foods International will also be included in the Specialty Foods segment.

Segmented net sales and profits for each of the Company’s segments are set forth below.  Additional segment financial information can be found in Note I of the Notes to Consolidated Financial Statements.

	Three Months Ended			Nine Months Ended
	July 26, 2003	July 27, 2002	% Change	July 26, 2003	July 27, 2002	% Change
Net Sales to Unaffiliated Customers
Grocery Products	$163,951	$162,515	0.9	$545,540	$518,874	5.1
Refrigerated Foods	497,158	482,250	3.1	1,480,296	1,483,335	(0.2)
Jennie-O Turkey Store	224,346	212,914	5.4	656,278	628,880	4.4
Specialty Foods	78,804	31,692	148.7	206,807	97,483	112.1
All Other	45,136	44,407	1.6	141,526	142,847	(0.9)
Total	$1,009,395	$933,778	8.1	$3,030,447	$2,871,419	5.5

Segment Profit
Grocery Products	$23,915	$25,999	(8.0)	$106,391	$87,769	21.2
Refrigerated Foods	26,656	16,565	60.9	51,279	52,927	(3.1)
Jennie-O Turkey Store	(127)	15,397	(100.8)	24,054	48,602	(50.5)
Specialty Foods	5,016	3,323	50.9	13,117	8,622	52.1
All Other	6,836	6,166	10.9	17,355	18,287	(5.1)

Total segment profit	$62,296	$67,450	(7.6)	$212,196	$216,207	(1.9)
Net interest expense and investment income	(1,845)	(5,502)	66.5	(14,434)	(18,720)	22.9
General corporate expense	(6,903)	(3,194)	(116.1)	(20,048)	(7,885)	(154.3)

Earnings before income taxes	$53,548	$58,754	(8.9)	$177,714	$189,602	(6.3)

Grocery Products

The Grocery Products segment consists primarily of processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market.

Grocery Products sales increased 0.9 percent for the quarter and 5.1 percent for the nine months compared to the comparable fiscal 2002 periods.  Sales tonnage volume decreased 2.3 percent for the quarter and increased 2.9 percent for the nine months compared to the comparable fiscal year 2002 periods.  Segment profit for the Grocery Products segment decreased 8.0 percent for the quarter and increased 21.2 percent for the nine months compared to fiscal 2002.  This segment had been experiencing lower average raw material costs until late in its second fiscal quarter.  Lower costs combined with relatively stable product pricing greatly enhanced the segment profits of this segment.  However, late in the second quarter, primary raw material costs began exceeding those of the previous year, thereby pressuring product margins and causing a reduction in third quarter segment profits.  The Company expects higher than previous year raw material costs will continue to pressure overall product margins in this segment for the remainder of fiscal 2003.

After a strong second quarter, tonnage volume dipped in the third quarter compared to the prior year with the SPAM Family of products down 876,000 lbs. (5.2 percent) and Dinty Moore canned items down 1,356,000 (11.8 percent).  The Company suspects that the strong volume gains enjoyed by this segment in the second quarter led to higher than normal household pantry inventories that had to be liquidated in the current quarter.  Nine-month volume gains for core grocery product items were 1,199,000 lbs. (14.6 percent) for Hormel chunk products, 1,687,000 lbs. (3.6 percent) for the SPAM Family of products, and 4,276,000 lbs. (5.8 percent) for Hormel chili.

The Company anticipates fourth quarter tonnage volume for Grocery Products to be comparable to the fourth quarter of the prior year but expects lower profits because of the higher raw material costs.

Refrigerated Foods

The Refrigerated Foods segment includes the Meat Products and Foodservice business units.  The segment consists primarily of the processing, marketing, and sale of branded and unbranded pork products for the retail, foodservice, and fresh customer markets.  This segment also includes the Precept Foods operation, which offers fresh case-ready pork and beef products to its retail customers.  The Precept Foods operation is a 50 percent owned joint venture between Hormel Foods Corporation and Excel Corporation, a wholly-owned subsidiary of Cargill Incorporated.

Net sales by the Refrigerated Foods segment were up 3.1 percent for the quarter and down slightly at 0.2 percent for the nine months compared to the comparable fiscal 2002 periods.  Segment profit increased 60.9 percent and decreased 3.1 percent for the quarter and nine months, respectively, compared to the prior year.  Sales tonnage decreased 9.5 percent and 4.9 percent for the quarter and nine months, respectively, compared to last year.  Net sales and particularly tonnage volume were negatively affected by the discontinuance of hog processing at the Company’s Rochelle, Illinois, facility that was effective January 3, 2003.  The Company’s hog processing for the current nine months declined 8.7 percent to 5,193,000 hogs from 5,689,000 hogs for the comparable period last year.  The Rochelle facility is currently being converted to a 100 percent value-added product processing facility, which will help meet the increasing demand for the Company’s branded products.

The much improved profits of the Refrigerated Foods segment primarily resulted from the return of cash hog prices to more historic levels allowing the Company to purchase its raw materials under its hog procurement contracts at costs consistent with those hogs available in the cash market.  In the first six months of fiscal 2003, cash hog prices were well below the levels the Company was paying for its hogs.  Also becoming visible in the results are the benefits of the Company’s value-added product initiatives now that more normal cost conditions exist in the pork industry.  The Company expects cash hog prices to remain at levels that are more consistent with those the Company is paying under its procurement contracts for the remainder of fiscal 2003.

The Meat Products business unit continues to replace commodity products with branded value-added product lines.  Third quarter tonnage volume gains over the comparable quarter of fiscal 2002 were 385,000 lbs. (7.9 percent) for refrigerated entrees, and 1,694,000 lbs. (4.7 percent) for Always Tender Fresh Pork.  Also included in the Meat products business unit is the Precept Foods joint venture between Hormel Foods and the Excel Corporation.  During the third quarter, this operation announced Super Target as the first customer to market case-ready beef under the Hormel Always Tender brand.

The Foodservice business unit continues to experience solid gains on its branded products.  Third quarter tonnage volume increases over the prior year were 382,000 lbs. (33.1 percent) for Austin Blues BBQ products, 403,000 lbs. (26.7 percent) for Always Tender boneless pork, 421,000 lbs. (6.2 percent) for Premium Bacon, and 704,000 lbs. (16.4 percent) for Bread Ready Meats.  The third quarter 2002 launch of the CAFÉ H line of products continues to progress with sequential sales tonnage up 96,000 lbs. (32.6 percent) over the previous quarter.

Jennie-O Turkey Store

The Jennie-O Turkey Store (JOTS) segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for the retail, foodservice, and fresh customer markets.

JOTS net sales increased 5.4 percent for the quarter and 4.4 percent for the nine months compared to the comparable fiscal 2002 periods.  Tonnage volume increased 5.7 and 4.4 percent for the quarter and nine months, respectively, compared to the comparable prior year period results.  The segment experienced a loss of $127 for the quarter and profits decreased 50.5 percent for the nine months compared to fiscal 2002.  Excess supplies of commodity turkey meat in the marketplace continue to overwhelm the synergies the Company has gained from The Turkey Store acquisition and the expansion of our value-added turkey product lines.  JOTS has begun scaling back its live turkey production in order to accelerate its reduction of commodity product sales.  It is unclear to the Company when turkey supplies in the marketplace will return to normal levels.

The tonnage volume increases in fiscal 2003 were driven by increased sales of value-added products.  Third quarter tonnage volume gains over the comparable quarter of fiscal 2002 for JENNIE-O TURKEY STORE products were 184,000 lbs. (12.0 percent) for fresh dinner sausage, 1,214,000 lbs. (37.1 percent) for regular and savory seasoned frozen burgers, and 669,000 lbs. (211.3 percent) for JENNIE-O TURKEY STORE SO EASY fully cooked entrees.  The Company expects the positive impact on operating results of the continued strengthening of these value-added product lines to become more evident once the turkey market oversupply clears.

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

Specialty Foods net sales were up 148.7 percent for the quarter and 112.1 percent for the nine months compared to the comparable periods of fiscal 2002.  Segment profit increased 50.9 percent and 52.1 percent for the quarter and nine months, respectively, compared to the prior year.  Sales tonnage increased 162.5 percent and 112.1 percent for the quarter and nine months, respectively, compared to last year.  Excluding the results of the Diamond Crystal Brands business acquired late in December of 2002, net sales increased 21.8 percent for the quarter and 12.1 percent for the nine-month period compared to the comparable 2002 periods, with strong growth occurring in Hormel HealthLabs.

The Hormel HealthLabs sales tonnage for the quarter and nine months increased 26.2 and 17.8 percent, respectively, compared to the comparable fiscal 2002 periods.  Increased spending on consumer and promotional programs continues to drive the strong sales growth.

The integration of Diamond Crystal Brands has proceeded as scheduled and is now nearly complete.  This entity’s operating results are more than offsetting related integration and intangible amortization expenses and continue to contribute to the Company’s net earnings.

The operating results of Century Foods International, acquired in July, will be included in the Specialty Foods segment in the fourth quarter of fiscal 2003.  The Company expects this acquisition will have little impact on fiscal 2003 segment profits.

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

All Other net sales increased 1.6 percent for the quarter and decreased 0.9 percent for nine months compared to the comparable fiscal 2002 periods.  Segment profit increased 10.9 percent for the quarter and decreased 5.1 percent for the nine months compared to prior year results.  The quarter and nine month segment profit was negatively impacted by the third quarter fiscal 2002 discontinuation of equity-method accounting for the

Campofrio investment.  Strong third quarter sales tonnage results of HFI’s value-added products like STAGG chili, increasing 300,000 lbs. or 33.5 percent, and the SPAM Family of products, increasing 1,177,000 lbs. or 34.0 percent, helped offset much of the lost equity in earnings related to Campofrio.

Vista, the Company’s food packaging subsidiary, achieved strong third quarter results after experiencing a challenging first six months in fiscal 2003.  Aggressive competitive pricing still exists in this business area and the Company anticipates it will continue for the remainder of fiscal 2003.

Dan’s Prize Inc., a Hormel Foods subsidiary that markets and sells beef products, continues to perform well compared to the prior year.

Unallocated Income and Expenses

The Company does not allocate investment income, interest expense, and interest income to its segments when measuring performance.  The Company also retains various other income and unallocated expenses at corporate.  These items are included in the segment table for the purpose of reconciling segment results to earnings before income taxes.

Net interest expense and investment income for the third quarter and nine months was a net expense of $1,845 and $14,434, respectively, compared to $5,502 and $18,720 for the comparable periods of 2002.  The decrease in the third quarter expense over the prior year was due to investment income resulting from market gains on the Company’s rabbi trust for supplemental executive retirement plans and a third quarter dividend paid to the Company by Campofrio, a 15.2 percent owned investment.

General corporate expense for the third quarter and nine months was a net expense of $6,903 and $20,048, respectively, compared to a net expense of $3,194 and $7,885 for the comparable periods of the previous year.  The increase in general corporate expenses in the third quarter and nine months was due to higher pension costs of $3,200 and $9,600, respectively, and a second quarter bad debt charge of $4,200 in fiscal 2003, related to the Fleming Companies’ bankruptcy.  Partially offsetting the higher pension costs and bad debt were lower levels of corporate unallocated expenses.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions that was disclosed in the Company’s Annual Report on Form 10-K for the year ended October 26, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Selected financial ratios at the end of the third quarter of fiscal years 2003 and 2002 are as follows:

	End of Quarter
	3rd Quarter 2003	3rd Quarter 2002

Liquidity Ratios
Current ratio	2.1	2.3
Receivables turnover	15.0	13.7
Days sales in receivables	23.8	23.9
Inventory turnover	8.3	8.2
Days sales in inventory	46.2	44.2

Leverage Ratio
Long-term debt to equity	35.0%	41.5%

Operating Ratios
Pre-tax profit to net worth	20.5%	24.4%
Pre-tax profit to total assets	10.5%	11.6%

Cash, cash equivalents, and short-term marketable securities were $138,785 at the end of the third quarter of fiscal year 2003 compared to $277,468 at the end of the comparable fiscal 2002 period.  The Company’s primary use of cash for fiscal 2003 occurred in December 2002 when the Company acquired Diamond Crystal Brands.  Subsequent to the July 26, 2003, financial statements, the Company announced a $115,000 cash transaction on July 31, 2003, to acquire the assets of Century Foods International.  The Company financed this fourth quarter acquisition using existing cash and drawing $60,000 from its $150,000 line of credit.

Cash provided by operating activities was $142,251 in the nine months of fiscal 2003 compared to $228,698 in the same period of fiscal 2002.  The decrease in cash provided by operating activities is primarily due to increased working capital requirements such as the additional funding within the Company’s Voluntary Employee Benefit Association (VEBA) trust, which is used to fund employee medical and contributory retirement plan expenses, and increased inventory levels.  Also contributing to the lower amount of cash provided, in comparison to the prior year, was a substantial tax refund that was received in the first quarter of fiscal 2002 and payments made in the first quarter of fiscal 2003 for compensation earned under the Company’s Long-Term Incentive Plan approved in 1998.

Cash flow from operating activities provides the Company with its principal source of liquidity.  The Company does not anticipate a significant risk to cash flow from this source in the foreseeable future because we operate in a stable industry and have strong products across several product lines.

Cash used in investing activities increased to $267,454 from $47,052 used in the first nine months of fiscal 2002.  The increase in cash used for investing activities primarily reflects the December 2002 acquisition of Diamond Crystal Brands (with a purchase price of $124,464, including related costs).  The increase in cash used for investing activities is also due to the first quarter 2003 funding of $56,000 to a rabbi trust for supplemental executive retirement plans and deferred income plans and the third quarter 2003 contribution of $51,062 to its defined contribution benefit plans.

The rabbi trust funds are invested in a variety of equity, debt, and cash securities with the gains or losses reflected in interest and investment income on the consolidated statement of earnings.  The Company does not expect to further fund the rabbi trust in fiscal 2003.  The contribution to the benefit plans represents the maximum allowable contribution the Company is able to make at this time and the Company expects no additional contributions will occur for three years.

The Company estimates its fixed asset expenditures will total $60,000 for fiscal year 2003.

Cash used in financing activities was $45,575 in the first nine months of fiscal 2003 compared to $100,454 in the same period of fiscal 2002.  The higher use of cash in the prior year was due to the third quarter fiscal 2002 retirement of its euro denominated debt of $54,600.

In the first nine months of fiscal 2003, the Company repurchased 220,000 shares of its common stock at an average price per share of $21.85 under share repurchase plans approved by the Company’s Board of Directors in September 1998 and October 2002.  These repurchases allowed the Company to complete its 10 million share repurchase plan authorized in 1998 and resulted in 163,228 shares being repurchased under the 10 million share repurchase plan approved in 2002.

The Company is required, by certain covenants in its debt agreements, to maintain specified levels of financial ratios and balance sheet position.  At the end of the third quarter of fiscal 2003, the Company was in compliance with all of these debt covenant agreements.

Contractual Obligations and Commercial Commitments

There has been no material change in the information regarding the Company’s future contractual financial obligations that was disclosed in the Company’s Annual Report on Form 10-K for the year ended October 26, 2002.

On July 26, 2003, the Company had $39,541 in standby letters of credit, of which $2,769 are guarantees included in Note A “General.”  The standby letters of credit are almost entirely related to the Company’s self-insured workers’ compensation programs.

FORWARD-LOOKING STATEMENTS

The Company and its representatives may from time to time make written or oral forward-looking statements, including forward-looking statements made in any part of this report, with respect to their current views and estimates of future economic circumstances, industry conditions, Company performance, and financial results.  These forward-looking statements are subject to a number of factors and uncertainties, which could cause the Company’s actual results and experiences to differ materially from the anticipated results and expectations expressed in such forward-looking statements.  The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Among the factors that may affect the operating results of the Company are the following: (i) fluctuations in the cost and availability of raw materials, such as commodity pork, poultry, and feed grain costs; (ii) changes in the availability and relative costs of labor (including any changes resulting from the current negotiations of labor contracts that expire in early September of 2003 for the following five production facilities: Algona, Iowa; Austin, Minnesota; Beloit, Wisconsin; Fremont, Nebraska; and Tucker, Georgia); (iii) market conditions for finished products, including the supply and pricing of alternative proteins; (iv) effectiveness of advertising and marketing programs; (v) the ability of the Company to successfully integrate newly acquired businesses into existing operations; (vi) risks associated with leverage, including cost increases due to rising interest rates; (vii) changes in regulations and laws, including changes in accounting standards, environmental laws and occupational, health and safety laws; (viii) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (ix) adverse results from ongoing litigation; (x) access to foreign markets together with foreign economic conditions, including currency fluctuations; and (xi) the effect of, or changes in, general economic conditions.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risks

(In Thousands of Dollars)

Commodities.  The Company enters into futures contracts that are designated as hedges of specific volumes of commodities to be purchased in future months.  The change in the market value of such futures contracts has historically been, and is expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Gains and losses arising from such open and closed hedging transactions are deferred in other comprehensive income and recognized in the statement of earnings, through the cost of products sold, when the finished goods produced from the hedged item are sold.  The Company’s futures contracts are accounted for under cash flow hedge accounting, which requires they be reported at fair value.  The fair value of the Company’s open futures contracts as of July 26, 2003, was $(1,078).

The Company measures its market risk exposure on its July 26, 2003, futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in market prices.  A 10 percent decrease in market prices would negatively impact the fair value of the Company’s open contracts by $454, which in turn would have lowered the Company’s costs on commodity purchases by a similar amount.  A 10 percent increase in market prices would positively impact the fair value of the open contracts by $454, which in turn would have increased the Company’s costs on commodity purchases by a similar amount.

Hog Markets.  The Company’s earnings are affected by fluctuations in the live hog market.  To minimize the impact on earnings, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 15 years.  The contract formula is based on hog production costs.  Purchased hogs under contract account for 78 percent and 75 percent of the total hogs purchased by the Company through the first nine months of fiscal 2003 and 2002, respectively.  A hypothetical 10 percent change in the cash market would have impacted approximately 22 percent and 25 percent of the hogs purchased in the first nine months of fiscal 2003 and 2002, respectively, and would have had an immaterial effect on the Company’s results.  The contracts reduce volatility in hog prices and ensure a steady supply of quality hogs.

Turkey Markets.  The Company raises or contracts on a yearly basis for live turkeys.  Production costs in raising turkeys are primarily subject to fluctuations in feed grain prices and to a lesser extent fuel costs.

Long-Term Debt.  A principal market risk affecting the Company is the exposure to changes in interest rates on the Company’s fixed-rate, long-term debt.  Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $12,600.  The fair values of the Company’s long-term debt were estimated using discounted future cash flows based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

International.  While the Company does have international operations and operates in international markets, it considers its market risk in such activities to be immaterial.

Item 4.  Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, the Company performed an evaluation under the supervision and with the participation of the Company’s management, including its Chairman, President and Chief Executive Officer (“CEO”) and Executive Vice President and Chief Financial Officer (“CFO”), of its “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)).  The Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s applicable rules and forms.  As a result of this evaluation, the Company’s CEO and CFO have concluded that, as of the date of such evaluation, the Company’s disclosure controls and procedures were effective for their intended purposes.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls during the Company’s most recent fiscal quarter.

PART II - OTHER INFORMATION

HORMEL FOODS CORPORATION

Item 1.  Legal Proceedings

The Company knows of no pending material legal proceedings.

Item 4.  Results of Votes of Security Holders

None

Item 6.  Exhibits and Reports on Form 8-K

(a)                        Exhibits

31.1         Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

31.2         Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

32.1         Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                       Reports on Form 8-K

Form 8-K was furnished on May 22, 2003, disclosing the issuance of the Company’s earnings release for the second quarter ended April 26, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HORMEL FOODS CORPORATION

(Registrant)

Date:	September 9, 2003	By	/s/ M. J. McCOY
M. J. McCOY
Executive Vice President and Chief Financial Officer

Date:	September 9, 2003	By	/s/ J. N. SHEEHAN
J. N. SHEEHAN
Vice President and Controller