Form 10-K
period 2003-10-25
HORMEL FOODS CORP /DE/
filed 2004-01-23
CIK 48465

Use these links to rapidly review the document
HORMEL FOODS CORPORATION TABLE OF CONTENTS

ANNUAL REPORT ON FORM 10-K

HORMEL FOODS CORPORATION

OCTOBER 25, 2003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended OCTOBER 25, 2003          Commission File No. 1-2402

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 26, 2003 (the last business day of the registrant's most recently completed second fiscal quarter), was $1,592,020,962 based on the closing price of $21.74 per share on that date.

As of December 1, 2003, the number of shares outstanding of each of the Corporation's classes of common stock was as follows:

    Common Stock, $.0586 Par Value—138,672,803 shares

    Common Stock Non-Voting, $.01 Par Value—0 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Stockholders' Report for the year ended October 25, 2003, are incorporated by reference into Part I and Part II Items 5-8, and included as exhibit 13.1 filed herewith.

Portions of the Proxy Statement for the Annual Meeting of the Stockholders to be held January 27, 2004, are incorporated by reference into Part III, Items 10-14.

HORMEL FOODS CORPORATION

TABLE OF CONTENTS

PART I

Item 1.    BUSINESS

Available Information

The Company makes available, free of charge on its website at www.hormel.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are accessible under the "Investor" caption of the Company's website and are available as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, which is within 24 hours.

The Company has adopted a Code of Ethical Business Conduct that covers its officers and directors, which is available on the Company's website, free of charge, under the caption "Corporate." The Company also adopted Corporate Governance Guidelines, which are available on the Company's website, free of charge, under the caption "Investor."

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

The Company's branding strategy led to the development of a joint venture between Hormel Foods Corporation and Excel Corporation, a wholly owned subsidiary of Cargill Incorporated. This joint venture began marketing and selling nationally branded fresh case ready beef and pork under the existing HORMEL ALWAYS TENDER brand name in fiscal year 2003. This 50 percent owned joint venture, named Precept Foods LLC, is based in Austin, Minn.

In fiscal 2001, the Jennie-O Turkey Store (JOTS) business was formed as a result of merging the Company's existing Jennie-O Foods, Inc. business with the operations of The Turkey Store Company, which was acquired in the second quarter of fiscal 2001. The Turkey Store Company was a turkey processing business headquartered in Barron, Wisconsin. The merged JOTS operation is currently the largest turkey processor in the world. JOTS markets its turkey products through its own sales force and independent brokers.

The acquisitions of Diamond Crystal Brands Nutritional Products in fiscal 2001 and the Century Foods International business in July of fiscal 2003 strengthened the Company's presence in the nutritional food products and supplements market. The Company currently operates as one of the largest companies providing nutritional products to the U.S. healthcare industry.

The Company acquired the Diamond Crystal Brands business from Imperial Sugar Co. in December of fiscal 2003. Diamond Crystal Brands packages and sells various sugar, sugar substitute, salt and pepper products, savory products, drink mixes and dessert mixes to retail and foodservice customers.

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

(b)   Industry Segment

The Company's business is reported in five segments: Grocery Products, Refrigerated Foods, Jennie-O Turkey Store, Specialty Foods, and All Other. The contributions of each segment to net sales to unaffiliated customers and operating profit, and the presentation of certain other financial information by segment are reported in Note K of the Notes to Consolidated Financial Statements and in the Management's Discussion and Analysis of the Annual Stockholder's Report for the year ended October 25, 2003, incorporated herein by reference.

(c)   Description of Business

Products and Distribution

The Company's products primarily consist of meat and other food products. The meat products are sold fresh, frozen, cured, smoked, cooked and canned. The percentages of total revenues contributed by classes of similar products for the last three fiscal years of the Company are as follows:

	Year Ended
	October 25, 2003	October 26, 2002	October 27, 2001
Perishable meat	50.3%	53.0%	54.7%
Nonperishable meat	18.9	19.8	21.0
Poultry	22.1	22.6	20.3
Other	8.7	4.6	4.0

	100.0%	100.0%	100.0%

Reporting of revenues from external customers is based on similarity of products, as the same or similar products are sold across multiple distribution channels such as retail, foodservice or international. Revenues reported are based on financial information used to produce the Company's general-purpose financial statements.

Perishable meat includes fresh meats, sausages, hams, wieners and bacon (excluding JOTS products.) Nonperishable meat includes canned luncheon meats, shelf stable microwaveable entrees, stews, chilies, hash, meat spreads and other items that do not require refrigeration as well as frozen processed products. The Poultry category is composed primarily of JOTS products. The Other category primarily consists of nutritional food products and supplements, sugar and sugar substitutes, salt and pepper products, dessert mixes, food packaging (casings for dry sausage), and industrial gelatin products. The Other category has increased over the past two years primarily due to the following acquisitions: Century Foods International (July 2003), Diamond Crystal Brands (December 2002), and Diamond Crystal Brands Nutritional Products (April 2001).

No new product in fiscal 2003 required a material investment of Company assets.

Domestically, the Company sells its products in all 50 states. Hormel products are sold through Company sales personnel, operating in assigned territories coordinated from district sales offices located in most of the larger U.S. cities, as well as independent brokers and distributors. As of October 25, 2003, the Company had approximately 600 sales personnel engaged in selling its products. Distribution of products to customers is by common carrier.

Through HFIC, the Company markets its products in various locations throughout the world. Some of the larger markets include Australia, Canada, China, England, Japan, Mexico and Micronesia. The distribution of export sales to customers is by common carrier, while the China operations own and operate their own delivery system. The Company, through HFIC, has licensed companies to manufacture various Hormel products internationally on a royalty basis, with the primary licensees being Tulip International of Denmark and CJ Corp. of South Korea.

Raw Materials

The Company has, for the past several years, been concentrating on processed branded products for consumers with year-round demand to minimize the seasonal variation experienced with commodity type products. Pork continues to be the primary raw material for Company products. Although hog producers are moving toward larger, more efficient year-round confinement operations and supply contracts are becoming increasingly prevalent in the industry, there is still a seasonal variation in the supply of fresh pork materials. The Company's expanding line of processed items has reduced but not eliminated the sensitivity of Company results to raw material supply and price fluctuations.

Livestock slaughtered by the Company is purchased by Company buyers and commission dealers at sale barns and terminal markets or under long-term supply contracts at locations principally in Minnesota, Illinois, Iowa, Nebraska, Colorado and South Dakota. The cost of livestock and the utilization of the Company's facilities are affected by both the level and the methods of pork production in the United States. The hog production industry has been rapidly moving to very large, vertically integrated, year-round confinement operations operating under long-term supply agreements. This has resulted in fewer hogs being available on the spot cash market, which decreases the supply of hogs on the open market and can severely diminish the utilization of slaughter facilities and increase the cost of the raw materials they produce. The Company, along with others in the industry, uses long-term supply contracts to manage the effects of this trend and to assure a stable supply of raw materials while minimizing extreme fluctuations in costs over the long-term. This may result in costs for live hogs that are either higher or lower than the spot cash market depending on the relationship of the cash spot market to contract prices. Contract costs are fully reflected in the Company's reported financial results. In fiscal 2003, the Company purchased 79 percent of its hogs under long-term supply contracts.

In fiscal 2003, JOTS raised approximately 57 percent of the turkeys needed to meet its raw material requirements for whole bird and processed turkey products. Turkeys not sourced within the Company are contracted with independent turkey growers. JOTS' turkey-raising farms are located throughout Minnesota and Wisconsin. Production costs in raising turkeys are primarily subject to fluctuations in feed grain prices and to a lesser extent fuel costs.

Manufacturing

The Company has plants in Austin, Minnesota; Fremont, Nebraska; and Beijing, China that slaughter livestock for processing. Quality Pork Processors of Dallas, Texas, operates the slaughter facility at Austin under a custom slaughter arrangement.

Facilities that produce manufactured items are located in Algona, Iowa; Aurora, Illinois; Austin, Minnesota; Beloit, Wisconsin; Bondurant, Iowa; Ft. Dodge, Iowa; Fremont, Nebraska; Houston, Texas; Knoxville, Iowa; Mitchellville, Iowa; Osceola, Iowa; Perrysburg, Ohio; Quakertown, Pennsylvania; Rochelle, Illinois; Savannah, Georgia; Sparta, Wisconsin; Stockton, California; Tucker, Georgia; Visalia, California; Wichita, Kansas; Beijing, China; and Shanghai, China. Company products are also custom manufactured by several other companies. The following are the Company's larger custom manufacturers: Lakeside Packing Company, Manitowoc, Wisconsin; Schroeder Milk, Maplewood, Minnesota; Steuben Foods, Jamaica, New York; Power Packaging, St. Charles, Illinois; Criders, Stilmore, Georgia; Tony Downs, St. James, Minnesota; and Concept Foods, Alma, Kansas. Power

Logistics, Inc., based in St. Charles, Illinois, operates distribution centers for the Company in Dayton, Ohio, and Osceola, Iowa.

The Company's turkey slaughter and processing operations are located in Barron, Wisconsin; Faribault, Minnesota; Melrose, Minnesota; Montevideo, Minnesota; Pelican Rapids, Minnesota; and Willmar, Minnesota.

Patents and Trademarks

There are numerous patents and trademarks that are important to the Company's business. The Company holds seven foreign and 47 U.S. issued patents. Some of the trademarks are registered and some are not. In recognition of the importance of these assets, the Company created a subsidiary, Hormel Foods, LLC, in 1998 to create, own, maintain and protect most of the Company's trademarks and patents. Some of the more significant owned or licensed trademarks used in the Company's segments are:

HORMEL, ALWAYS TENDER, AMERICAN CLASSICS, AUSTIN BLUES, BLACK LABEL, CARAPELLI, CHI-CHI'S, CURE 81, CUREMASTER, DAN'S PRIZE, DIAMOND CRYSTAL, DI LUSSO, DINTY MOORE, DUBUQUE, EL TORITO, FAST 'N EASY, HERB-OX, HERDEZ, HOMELAND, HOUSE OF TSANG, JENNIE-O TURKEY STORE, KID'S KITCHEN, LAYOUT, LITTLE SIZZLERS, MARRAKESH EXPRESS, MARY KITCHEN, OLD SMOKEHOUSE, PATAK'S, PELOPONNESE, PILLOW PACK, QUICK MEAL, RANGE BRAND, ROSA GRANDE, SANDWICH MAKER, SPAM, STAGG, SWEET THING, THICK & EASY and WRANGLERS.

Customers and Backlog Orders

During fiscal year 2003, no customer accounted for more than 10 percent of total Company sales. The five largest customers in each segment make up approximately the following percentage of segment sales: 39 percent of Grocery Products, 39 percent of Refrigerated Foods, 35 percent of JOTS, 51 percent of Specialty Foods, and 27 percent of All Other. The loss of one or more of the top customers in any of these segments could have a material adverse effect on the results of such segment. Backlog orders are not significant due to the perishable nature of a large portion of the products. Orders are accepted and shipped on a current basis.

Competition

The production and sale of meat and food products in the United States and internationally are highly competitive. The Company competes with manufacturers of pork and turkey products, as well as national and regional producers of other meat and protein sources, such as beef, chicken and fish. The Company believes that its largest domestic competitors for its Refrigerated Foods segment in 2003 were Tyson Foods, Smithfield Foods and ConAgra Foods; for its Grocery Products segment, ConAgra Foods, Dial Corp. and Campbell Soup Co.; and for JOTS, ConAgra Foods and Cargill, Inc.

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

Research and Development

Research and development continues to be a vital part of the Company's strategy to extend existing brands and expand into new branded items. The expenditures for research and development for fiscal 2003, 2002 and 2001, respectively, were $13,165,000, $12,097,000 and $11,478,000. There are 42 professional employees engaged in full time research, 19 in the area of improving existing products and 23 in developing new products.

Employees

As of October 25, 2003, the Company had over 16,000 active employees.

(d)    Executive Officers of the Registrant

Name	Age	Current Office and Previous Five Years Experience	Dates	Year First Elected Officer
Joel W. Johnson	60	Chairman of the Board, President and Chief Executive Officer	12/08/95 to Present	1991
Michael J. McCoy	56	Executive Vice President and Chief Financial Officer Senior Vice President and Chief Financial Officer Vice President and Controller Vice President and Treasurer	10/29/01 to Present 05/01/00 to 10/28/01 04/27/98 to 04/30/00 01/27/97 to 04/26/98	1996
Gary J. Ray	57	Executive Vice President Refrigerated Foods Executive Vice President Operations	11/01/99 to Present 07/27/92 to 10/31/99	1988
Eric A. Brown	57	Group Vice President Prepared Foods	12/02/96 to Present	1987
Steven G. Binder	46	Group Vice President Foodservice Vice President Foodservice Director Foodservice Sales	10/30/00 to Present 11/02/98 to 10/29/00 12/30/96 to 11/01/98	1998
Richard A. Bross	52	Group Vice President Hormel/President Hormel Foods International Corporation Vice President Hormel/President Hormel Foods International Corporation Vice President Grocery Products	10/29/01 to Present 11/01/99 to 10/28/01 01/30/95 to 10/31/99	1995
Jeffrey M. Ettinger	45	Group Vice President Hormel/President and Chief Executive Officer Jennie-O Turkey Store Group Vice President Hormel/President and Chief Operating Officer Jennie-O Turkey Store Vice President Hormel/President and Chief Operating Officer Jennie-O Turkey Store Vice President Hormel/President and Chief Executive Officer Jennie-O Foods Vice President Hormel/Jennie-O Foods Treasurer Assistant Treasurer	03/03/03 to Present 10/29/01 to 03/02/03 04/30/01 to 10/28/01 01/31/00 to 04/29/01 11/01/99 to 01/30/00 04/27/98 to 10/31/99 11/24/97 to 04/26/98	1998

Ronald W. Fielding	50	Group Vice President Sales Strategy Group Vice President Meat Products Vice President Hormel/President Hormel Foods International Corporation	06/02/03 to Present 11/01/99 to 06/01/03 01/27/97 to 10/31/99	1997
James A. Jorgenson	59	Senior Vice President Corporate Staff Vice President Human Resources	11/01/99 to Present 12/30/91 to 10/31/99	1990
Mahlon C. Schneider	64	Senior Vice President External Affairs and General Counsel Vice President and General Counsel	11/01/99 to Present 11/19/90 to 10/31/99	1990
Thomas R. Day	45	Vice President Foodservice Sales Director Foodservice Sales Director Dubuque Foods Incorporated Foodservice Sales and Marketing	10/30/00 to Present 11/02/98 to 10/29/00 03/07/94 to 11/01/98	2000
Forrest D. Dryden	60	Vice President Research and Development	01/26/87 to Present	1987
Jody H. Feragen	47	Vice President and Treasurer Treasurer Assistant Treasurer, National Computer Systems in Eden Prairie, Minnesota, a data collection and software company	10/29/01 to Present 10/30/00 to 10/28/01 12/01/95 to 10/30/00	2000
Dennis B. Goettsch	50	Vice President Foodservice Marketing Director Foodservice Marketing	10/30/00 to Present 10/01/90 to 10/29/00	2000
Daniel A. Hartzog	52	Vice President Meat Products Sales Director of Meat Products Business Development Meat Products Regional Sales Manager	10/30/00 to Present 07/03/00 to 10/29/00 09/19/88 to 07/02/00	2000
Kurt F. Mueller	47	Vice President Fresh Pork Sales and Marketing Director Fresh Pork Sales and Marketing	11/01/99 to Present 02/03/97 to 10/31/99	1999
Gary C. Paxton	58	Vice President Specialty Foods Group Vice President Prepared Foods Operations Vice President Manufacturing	09/29/03 to Present 11/01/99 to 09/30/03 01/27/92 to 10/31/99	1992
Larry J. Pfeil	54	Vice President Engineering Director of Engineering Corporate Manager Engineering	11/01/99 to Present 01/04/99 to 10/31/99 01/13/97 to 01/03/99	1999
Douglas R. Reetz	49	Vice President Grocery Products Sales Director Grocery Products Sales and Business Development	11/01/99 to Present 09/15/97 to 10/31/99	1999
James N. Sheehan	48	Vice President and Controller Treasurer President Hormel Financial Services Corporation Corporate Manager Credit/Claims Hormel Financial Services Corporation	05/01/00 to Present 11/01/99 to 04/30/00 09/21/98 to 10/31/99 07/28/97 to 09/20/98	1999

William F. Snyder	46	Vice President Refrigerated Foods Operations Director Fresh Pork Operations Fremont Plant Manager	11/01/99 to Present 09/27/99 to 10/31/99 12/25/95 to 09/26/99	1999
James M. Splinter	41	Vice President Marketing—Consumer Products—Refrigerated Foods Senior Vice President Retail Division Jennie-O Turkey Store Senior Vice President Sales and Marketing Jennie-O Turkey Store Group Product Manager Grocery Products Senior Product Manager Grocery Products	06/02/03 to Present 04/30/01 to 06/01/03 09/06/99 to 04/29/01 04/27/98 to 09/05/99 09/30/96 to 04/26/98	2003
Joe C. Swedberg	48	Vice President Legislative Affairs and Marketing Services Vice President Meat Products Marketing Director Meat Products Marketing	06/02/03 to Present 11/01/99 to 06/01/03 01/04/93 to 10/31/99	1999
Larry L. Vorpahl	40	Vice President and General Manager Grocery Products Vice President Grocery Products Marketing Director Grocery Products Marketing	12/01/03 to Present 11/01/99 to 11/30/03 09/30/96 to 10/31/99	1999
James W. Cavanaugh	54	Corporate Secretary and Senior Attorney Assistant Secretary and Senior Attorney	01/29/01 to Present 01/29/90 to 01/28/01	2001

No family relationship exists among the executive officers.

Executive officers are elected annually by the Board of Directors at the first meeting following the Annual Meeting of Stockholders. Vacancies may be filled and additional officers elected at any regular or special meeting.

Item 2.    PROPERTIES

Location	Approximate Floor Space (Square Feet) Unless Noted	Owned or Leased	Lease Expiration Date
Hormel Foods Corporation
Slaughtering and Processing Plants
Austin, Minnesota	1,292,000	Owned
Fremont, Nebraska	655,000	Owned
Processing Plants
Algona, Iowa	153,000	Owned
Aurora, Illinois	141,000	Owned
Beloit, Wisconsin	339,000	Owned
Ft. Dodge, Iowa	17,000	Owned
Houston, Texas	93,000	Owned
Knoxville, Iowa	130,000	Owned
Osceola, Iowa	334,000	Owned
Quakertown, Pennsylvania	13,000	Owned
Rochelle, Illinois	440,000	Owned
Sparta, Wisconsin	185,000	Owned
Stockton, California	139,000	Owned
Tucker, Georgia	259,000	Owned
Wichita, Kansas	80,000	Owned
Warehouse/Distribution Centers
Austin, Minnesota—Annex	83,000	Owned
Dayton, Ohio	140,000	Owned
Eldridge, Iowa	280,000	Leased	October, 2005
Osceola, Iowa	233,000	Owned
Stockton, California	232,000	Leased	July, 2004
Tucker, Georgia	96,000	Leased	October, 2004
Research and Development Center
Austin, Minnesota	59,000	Owned
Corporate Offices
Austin, Minnesota	203,000	Owned
Dan's Prize, Inc.
Browerville, Minnesota—Plant	52,000	Owned
Long Prairie, Minnesota—Plant	80,000	Owned
Jennie-O Turkey Store, Inc.
Plants
Barron, Wisconsin	372,000	Owned
Faribault, Minnesota	169,000	Owned
Marshall, Minnesota	142,000	Owned
Melrose, Minnesota	124,000	Owned
Montevideo, Minnesota	85,000	Owned
Pelican Rapids, Minnesota	242,000	Owned
Willmar, Minnesota	419,000	Owned

Feed Mills
Atwater, Minnesota	19,000	Owned
Barron, Wisconsin	26,000	Owned
Dawson, Minnesota	37,000	Owned
Faribault, Minnesota	21,000	Owned
Henning, Minnesota	5,000	Owned
Northfield, Minnesota	17,000	Owned
Perham, Minnesota	26,000	Owned
Swanville, Minnesota	29,000	Owned
Other
Barron, Wisconsin—Hatchery	37,000	Owned
Detroit Lakes, Minnesota—Hatchery	24,000	Owned
Henning, Minnesota—Hatchery	22,000	Owned
Melrose, Minnesota—Warehouse	10,000	Owned
Turkey Farms	*14,600	Owned
Willmar, Minnesota—Warehouses	25,000	Owned
Vista International Packaging, Inc.
Kenosha, Wisconsin—Plant	61,000	Owned
Kenosha, Wisconsin—Warehouse	74,000	Leased	April, 2004
Mountain Prairie, LLC
Las Animas, Colorado—Hog Confinement Buildings	707,000	Owned
Beijing Hormel Foods Co. Ltd.
Beijing, China—Plant	68,000	76.4% Owned
Shanghai Hormel Foods Co. Ltd.
Shanghai, China—Plant	38,000	79.4% Owned
Diamond Crystal Brands, Inc.
Bondurant, Iowa—Plant	68,000	Owned
Mitchellville, Iowa—Plants	81,000	Owned
Perrysburgh, Ohio	183,000	Owned
Savannah, Georgia	353,000	Owned
Visalia, California	107,000	Owned

*
Acres

Many of these properties are not exclusive to any one of the Company's segments and a few of the properties are utilized in all five segments of the Company. The Company has renovation or building projects in progress at Austin, Minnesota; Fremont, Nebraska; Rochelle, Illinois; Osceola, Iowa; Los Animas, Colorado; and at various JOTS locations. The Company believes its operating facilities are well maintained and suitable for current production volumes and all volumes anticipated in the foreseeable future.

Item 3.    LEGAL PROCEEDINGS

The Company knows of no pending material legal proceedings.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to shareholders during the fourth quarter of the 2003 fiscal year.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The high and low closing price of the Company's Common Stock and the dividends per share declared for each fiscal quarter of 2003 and 2002, respectively, are shown below:

2003	High	Low	Dividend
First Quarter	$24.30	$21.76	$.1050
Second Quarter	22.60	20.18	.1050
Third Quarter	24.98	22.41	.1050
Fourth Quarter	24.15	21.25	.1050
2002	High	Low	Dividend
First Quarter	$27.14	$23.12	$.0975
Second Quarter	28.03	24.99	.0975
Third Quarter	24.99	20.50	.0975
Fourth Quarter	24.95	20.95	.0975

Additional information about dividends, principal market of trade and number of stockholders on page 45 of the Annual Stockholders' Report for the year ended October 25, 2003, is incorporated herein by reference. The Company's Common Stock has been listed on the New York Stock Exchange since January 16, 1990.

Item 6.    SELECTED FINANCIAL DATA

Selected Financial Data for the five years ended October 25, 2003, on page 16 of the Annual Stockholders' Report for the year ended October 25, 2003, is incorporated herein by reference.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 17 through 27 of the Annual Stockholders' Report for the year ended October 25, 2003, is incorporated herein by reference.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information on the Company's exposure to market risk is included in the Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 27 and 28 of the Annual Stockholders' Report for the year ended October 25, 2003, is incorporated herein by reference.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements, including unaudited quarterly data, on pages 29 through 43 and the Report of Independent Auditors on page 43 of the Annual Stockholders' Report for the year ended October 25, 2003, are incorporated herein by reference.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

(a)
Disclosure Controls and Procedures.    As of the end of the period covered by this report (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequately designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

(b)
Internal Controls.    No change in the Company's internal control over financial reporting identified in connection with such evaluation during the fiscal year ended October 25, 2003, has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information under "Election of Directors," contained on pages 3 and 4 and under "Committees of the Board of Directors and Meetings," on page 5, and the second sentence of the second paragraph under "Audit Committee Report and Ratification of Appointment of Auditors," contained on page 6 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 27, 2004, is incorporated herein by reference.

Information concerning Executive Officers is set forth in Item 1(d) of Part I pursuant to Instruction 3, Paragraph (b) of Item 401 of Regulation S-K.

Information under "Section 16(a) Beneficial Ownership Reporting Compliance," on page 17 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 27, 2004, is incorporated herein by reference.

The Company has adopted a Code of Ethical Business Conduct in compliance with applicable rules of the Securities and Exchange Commission that applies to its principal executive officer, its principal financial officer and its principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethical Business Conduct is available on the Company's website at, www.hormel.com, free of charge, under the caption, "Corporate."

Item 11.    EXECUTIVE COMPENSATION

Information for the year ended October 25, 2003, commencing with "Summary Compensation Table" on page 12 through page 15 and "Compensation of Directors" on page 5 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 27, 2004, is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information for the year ended October 25, 2003, under "Principal Stockholders" and "Security Ownership of Management" on pages 7 through 9 and information under "Equity Compensation Plan Information" on page 15 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 27, 2004, is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information under "Other Information Relating to Directors, Nominees, and Executive Officers" for the year ended October 25, 2003, as set forth on page 17 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 27, 2004, is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the "Audit Committee Report and Ratification of Appointment of Auditors—Audit Fees" through "—Audit Committee Preapproval Policies and Procedures" on page 7 of the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held January 27, 2004, is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
(1) and (2) The response to this portion of Item 15 is submitted as a separate section of this report.
(3)    List of Exhibits—The response to this portion of Item 15 is submitted as a separate section of this report.

(b)
The following reports on Form 8-K were filed during the fourth quarter:

  Form 8-K was filed on August 1, 2003, announcing a January 24, 2004 retirement of Eric Brown, Group Vice President of Prepared Foods and member of the Board of Directors.

  Form 8-K was furnished on August 21, 2003, disclosing the issuance of the Company's earnings release for the third quarter ended July 26, 2003.

  Form 8-K was filed on October 7, 2003, announcing union workers from five of the Company's production facilities voted to ratify a new four-year labor contract.

  Form 8-K was filed on October 23, 2003, announcing the Company entered into an unsecured 3-year revolving credit facility in the amount of $150,000,000, which replaced an existing $150,000,000 credit facility entered into on October 25, 2001.

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

HORMEL FOODS CORPORATION
By:	/s/ JOEL W. JOHNSON JOEL W. JOHNSON Chairman of the Board, President and Chief Executive Officer	Date: January 23, 2004

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

Name	Date	Title

/s/ JOEL W. JOHNSON JOEL W. JOHNSON	1/23/04	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ MICHAEL J. McCOY MICHAEL J. McCOY	1/23/04	Executive Vice President, Chief Financial Officer And Director (Principal Financial and Accounting Officer)
/s/ GARY J. RAY* GARY J. RAY	1/23/04	Executive Vice President Refrigerated Foods And Director
/s/ ERIC A. BROWN* ERIC A. BROWN	1/23/04	Group Vice President Prepared Foods And Director
/s/ JOHN W. ALLEN* JOHN W. ALLEN	1/23/04	Director

/s/ JOHN R. BLOCK* JOHN R. BLOCK	1/23/04	Director
/s/ WILLIAM S. DAVILA* WILLIAM S. DAVILA	1/23/04	Director
/s/ E. PETER GILLETTE JR.* E. PETER GILLETTE JR.	1/23/04	Director
/s/ LUELLA G. GOLDBERG* LUELLA G. GOLDBERG	1/23/04	Director
/s/ SUSAN I. MARVIN* SUSAN I. MARVIN	1/23/04	Director
JOHN L. MORRISON		Director
/s/ DAKOTA A. PIPPINS* DAKOTA A. PIPPINS	1/23/04	Director
/s/ JOHN G. TURNER* JOHN G. TURNER	1/23/04	Director
/s/ DR. ROBERT R. WALLER* DR. ROBERT R. WALLER	1/23/04	Director

*By:	/s/ MICHAEL J. McCOY MICHAEL J. McCOY, as Attorney-In-Fact	1/23/04

ANNUAL REPORT ON FORM 10-K

ITEM 15 (a) (1), (2), AND (3) AND ITEM 15 (c) AND (d)

LIST OF FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULE

LIST OF EXHIBITS

YEAR ENDED OCTOBER 25, 2003

HORMEL FOODS CORPORATION

Austin, Minnesota

Item 15(a) (1), (2) and (3) and Item 15 (c) and (d)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

HORMEL FOODS CORPORATION

FINANCIAL STATEMENTS

The following consolidated financial statements of Hormel Foods Corporation included in the Annual Stockholders' Report for the Registrant to its stockholders for the year ended October 25, 2003, are incorporated herein by reference in Item 8 of Part II of this report:

Consolidated Statements of Financial Position—October 25, 2003, and October 26, 2002.

Consolidated Statements of Operations—Years Ended October 25, 2003, October 26, 2002 and October 27, 2001.

Consolidated Statements of Changes in Shareholders' Investment—Years Ended October 25, 2003, October 26, 2002, and October 27, 2001.

Consolidated Statements of Cash Flows—Years Ended October 25, 2003, October 26, 2002, and October 27, 2001.

Notes to Financial Statements—October 25, 2003.

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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

HORMEL FINANCIAL SERVICES CORPORATION

(In Thousands)

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
		Additions
Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts— Describe		Deductions— Describe		Balance at End of Period
Valuation reserve deduction from assets account:
Fiscal year ended October 25, 2003
Allowance for doubtful accounts receivable	$1,393	$7,474	$431	(4)	$6,644 (226	(1) )(2)	$2,880
Fiscal year ended October 26, 2002
Allowance for doubtful accounts receivable	$1,393	$1,638	$0		$1,674 (36	(1) )(2)	$1,393
Fiscal year ended October 27, 2001
Allowance for doubtful accounts receivable	$1,273	$1,041	$120	(3)	$1,112 (71	(1) )(2)	$1,393

Note (1)—Uncollectible accounts written off.

Note (2)—Recoveries on accounts previously written off.

Note (3)—Increase in the reserve due to the inclusion of The Turkey Store Company accounts receivable.

Note (4)—Increase in the reserve due to the inclusion of Diamond Crystal Brands accounts receivable.

LIST OF EXHIBITS

HORMEL FOODS CORPORATION

Number		Description of Document
2.1	(1)
		Agreement and Plan of Merger and Plan of Reorganization dated January 22, 2001, by and among Hormel, Badger Acquisition Corporation, Jerome Foods, Inc. and Jerome K. Jerome. (Incorporated by reference to Hormel's Current Report on Form 8-K dated March 9, 2001, File No. 001-02402.)
3.1	(1)	Certificate of Incorporation as amended to date. (Incorporated by reference to Exhibit 3A-1 to Hormel's Annual Report on Form 10-K/A for the fiscal year ended October 28, 2000, File No. 001-02402.)
3.2	(1)	Bylaws as amended to date. (Incorporated by reference to Exhibit 3.2 to Hormel's Amendment No. 3 to Registration Statement on Form S-4, dated November 29, 2001, File No. 333-68498.)
4.1	(1)
		Indenture dated as of June 1, 2001, between Hormel and U.S. Bank Trust National Association, as Trustee relating to certain outstanding debt securities. (Incorporated by reference to Exhibit 4.1 to Hormel's Registration Statement on Form S-4 dated, August 28, 2001, File No. 333-68498.)
4.2	(1)
		Supplemental Indenture No. 1 dated as of June 4, 2001, to Indenture dated as of June 1, 2001, between Hormel and U.S. Bank Trust National Association, as Trustee, relating to certain outstanding debt securities. (Incorporated by reference to Exhibit 4.2 to Hormel's Registration Statement on Form S-4 dated August 28, 2001, File No. 333-68498.)
4.3	(1)
		Letter of Representations dated June 5, 2001, among Hormel, U.S. Bank Trust National Association, as Trustee, and The Depository Trust Company relating to certain outstanding debt securities of Hormel. (Incorporated by reference to Exhibit 4.3 to Hormel's Registration Statement on Form S-4 dated August 28, 2001, File No. 333-68498.)
4.4	(1)
		Pursuant to Item 601 (b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of holders of certain long-term debt are not filed. Hormel agrees to furnish copies thereof to the Securities and Exchange Commission upon request.
10.1	(1)
		U.S. $150,000,000 Credit Agreement, dated as of October 20, 2003, between Hormel, the banks identified on the signature pages thereof, and Citicorp U.S.A. Inc., as Administrative Agent. (Incorporated by Reference to Exhibit 10.1 to Hormel's Current Report on Form 8-K dated October 23, 2003.)
10.2	(1)(3)	Hormel Foods Corporation Operators' Shares Incentive Compensation Plan. (Incorporated by Reference to Appendix A to Hormel's definitive Proxy Statement filed on December 30, 1997, File No. 001-02402.)
10.3	(1)(3)
		Hormel Foods Corporation Supplemental Executive Retirement Plan (2002 Restatement.) (Incorporated by Reference to Exhibit 10.3 to Hormel's Annual Report on Form 10-K for the fiscal year ended October 26, 2002, file No. 001-02402.)
10.4	(1)(3)	Hormel Foods Corporation 2000 Stock Incentive Plan. (Incorporated by Reference to Exhibit A to Hormel's definitive Proxy Statement filed on December 30, 1999, File No. 001-02402.)

10.5	(1)(3)	Hormel Foods Corporation Long-Term Incentive Plan. (Incorporated by Reference to Appendix B to Hormel's definitive Proxy Statement filed on December 30, 1997, File No. 001-02402.)
10.6	(1)(3)
		Hormel Foods Corporation Supplemental Retirement Benefits Plan for the Benefit of Joel W. Johnson (1999 Restatement.) (Incorporated by Reference to Exhibit 10.6 to Hormel's Annual Report on Form 10-K for the fiscal year ended October 26, 2002, file No. 001-02402.)
10.7	(1)(3)
		Hormel Foods Corporation Executive Deferred Income Plan II (2002 Restatement.) (Incorporated by Reference to Exhibit 10.7 to Hormel's Annual Report on Form 10-K for the fiscal year ended October 26, 2002, file No. 001-02402.)
10.8	(1)
		Form of Indemnification Agreement for Directors and Officers. (Incorporated by Reference to Exhibit 10.8 to Hormel's Annual Report on Form 10-K for the fiscal year ended October 26, 2002, file No. 001-02402.)
11.1	(1)
		Statement re computation of per share earnings. (Incorporated by reference to Consolidated Statements of Operations and Note A of the Notes to Consolidated Financial Statements set forth in Exhibit 13.1 to the Annual Report to Stockholders for fiscal year ended October 25, 2003, dated October 25, 2003, File No. 001-02402.)
13.1	(2)	Pages 16 through 45 of the Annual Report to Stockholders for fiscal year ended October 25, 2003.
21.1	(2)	Subsidiaries of the Registrant.
23.1	(2)	Consent of Independent Auditors.
24.1	(2)	Power of Attorney.
31.1	(2)	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	(2)	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	(2)	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	(2)	Cautionary Statement Regarding Forward-Looking Statements and Risk Factors.

(1)
Document has previously been filed with the Securities and Exchange Commission and is incorporated herein by reference.

(2)
These Exhibits transmitted via EDGAR.

(3)
Management compensatory plan