Form 10-Q
period 2004-01-24
HORMEL FOODS CORP /DE/
filed 2004-03-09
CIK 48465

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended January 24, 2004	Commission File Number 1-2402

HORMEL FOODS CORPORATION

Incorporated Under the Laws of the State of Delaware	Fein #41-0319970

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class

Outstanding at January 24, 2004

Common Stock	$.0586 par value	138,421,312
Common Stock Non-Voting	$.01 par value	-0-

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

HORMEL FOODS CORPORATION

STATEMENTS OF FINANCIAL POSITION

(In Thousands of Dollars)

	January 24, 2004	October 25, 2003
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$81,938	$97,976
Short-term marketable securities	3,250	0
Accounts receivable	266,369	291,481
Inventories	404,086	403,213
Deferred income taxes	10,855	14,732
Prepaid expenses and other current assets	60,714	16,572
TOTAL CURRENT ASSETS	827,212	823,974

GOODWILL	417,689	414,258

OTHER INTANGIBLES	93,978	95,728

INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	161,485	138,357

OTHER ASSETS	220,727	219,462

PROPERTY, PLANT AND EQUIPMENT
Land	26,119	26,157
Buildings	439,047	436,660
Equipment	916,238	902,652
Construction in progress	41,748	46,057
	1,423,152	1,411,526
Less allowance for depreciation	(727,859)	(710,184)
	695,293	701,342

TOTAL ASSETS	$2,416,384	$2,393,121

See notes to financial statements

	January 24, 2004	October 25, 2003
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$202,581	$195,826
Accrued expenses	31,745	33,996
Accrued marketing expenses	75,041	62,799
Employee compensation	60,160	84,658
Taxes, other than federal income taxes	18,706	21,647
Dividends payable	15,648	14,594
Federal income tax	3,812	14,175
Current maturities of long-term debt	11,961	14,295
TOTAL CURRENT LIABILITIES	419,654	441,990

LONG-TERM DEBT—less current maturities	395,256	395,273

ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION	255,913	255,914

OTHER LONG-TERM LIABILITIES	36,040	36,247

DEFERRED INCOME TAXES	10,342	10,962

SHAREHOLDERS’ INVESTMENT
Preferred stock, par value $.01 a share— authorized 80,000,000 shares; issued—none
Common stock, non-voting, par value $.01 a share—authorized 200,000,000 shares; issued—none
Common stock, par value $.0586 a share— authorized 400,000,000 shares; issued 138,699,837 shares January 24, 2004 issued 138,596,084 shares October 25, 2003	8,128	8,122
Additional paid-in capital	5,268	4,073
Accumulated other comprehensive loss	(9,010)	(25,144)
Retained earnings	1,301,906	1,265,684
	1,306,292	1,252,735
Shares held in treasury - 278,525 shares	(7,113)	0

TOTAL SHAREHOLDERS’ INVESTMENT	1,299,179	1,252,735

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$2,416,384	$2,393,121

See notes to financial statements

HORMEL FOODS CORPORATION

STATEMENTS OF EARNINGS

 (In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	January 24, 2004	January 25, 2003
Net sales	$1,135,533	$1,018,450
Cost of products sold	863,757	766,285
GROSS PROFIT	271,776	252,165

Expenses:
Selling and delivery	151,640	147,885
Administrative and general	36,618	28,090
TOTAL EXPENSES	188,258	175,975

Equity in earnings of affiliates	1,706	881
OPERATING INCOME	85,224	77,071

Other income and expenses:
Interest and investment income	3,202	1,861
Interest expense	(6,810)	(7,047)
EARNINGS BEFORE INCOME TAXES	81,616	71,885
Provision for income taxes	29,790	24,945

NET EARNINGS	$51,826	$46,940

NET EARNINGS PER SHARE:
BASIC	$0.37	$0.34
DILUTED	$0.37	$0.34

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	138,612	138,389
DILUTED	140,102	139,750

DIVIDENDS DECLARED PER SHARE:	$0.1125	$0.105

See notes to financial statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(Unaudited)

	Three Months Ended
	January 24, 2004	January 25, 2003
OPERATING ACTIVITIES
Net earnings	$51,826	$46,940
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	21,275	20,232
Amortization of intangibles	1,750	274
Equity in earnings of affiliates	(1,358)	(674)
Provision for deferred income taxes	(2,597)	(278)
Loss on property/equipment sales and plant facilities	0	1,276
Changes in operating assets and liabilities net of acquisitions:
Decrease in accounts receivable	25,112	34,241
Increase in inventories and prepaid expenses and other current assets	(44,384)	(42,457)
Decrease in accounts payable and accrued expenses	(21,280)	(35,834)
Other	806	0
NET CASH PROVIDED BY OPERATING ACTIVITIES	31,150	23,720

INVESTING ACTIVITIES
Purchase of held-to-maturity securities	(3,250)	0
Acquisitions of businesses	(2,070)	(117,578)
Purchases of property/equipment	(15,830)	(13,378)
Proceeds from sales of property/equipment	604	396
Increase in investments, equity in affiliates, and other assets	(3,161)	(53,695)
NET CASH USED IN INVESTING ACTIVITIES	(23,707)	(184,255)

FINANCING ACTIVITIES
Principal payments on long-term debt	(2,351)	(932)
Dividends paid on common stock	(14,550)	(13,484)
Stock repurchase	(8,711)	(2,571)
Other	2,131	1,041
NET CASH USED IN FINANCING ACTIVITIES	(23,481)	(15,946)

DECREASE IN CASH AND CASH EQUIVALENTS	(16,038)	(176,481)
Cash and cash equivalents at beginning of year	97,976	309,563

CASH AND CASH EQUIVALENTS AT END OF QUARTER	$81,938	$133,082

See notes to financial statements

HORMEL FOODS CORPORATION

NOTES TO FINANCIAL STATEMENTS

(In Thousands, Except Per Share and Percentage Amounts)

(Unaudited)

NOTE A                                                  GENERAL

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles, generally accepted in the United States, for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles, generally accepted in the United States, for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year.  The balance sheet at October 25, 2003, has been derived from the audited financial statements at that date.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 25, 2003.

Commitments

The Company enters into various agreements guaranteeing specified obligations of a few of its third party custom manufacturers who produce Company products.  In some cases the Company guarantees the payment for raw materials that were purchased by a supplier of Hormel Foods.  In other cases the Company provides a standby letter of credit for obligations of the third party that may arise under worker compensation claims.  The Company’s guarantees either terminate in one year or remain in place until such time as Hormel Foods revokes the agreement.  Total guarantees provided by the Company, as of January 24, 2004, amounted to $3,766.  These potential obligations are not reflected in the Company’s consolidated balance sheet.

Stock-Based Compensation

In the fourth quarter of fiscal 2003, the Company adopted the fair value method of accounting for employee stock options in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  The Company has elected to use the prospective method to recognize stock-based compensation expense and recognized $507, net of tax, for stock options expense in the first quarter of fiscal 2004.  Accordingly, the Company will continue to use the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for employee stock options granted prior to fiscal year 2003. Under the intrinsic value method, no compensation expense was recognized in years prior to fiscal 2003 because options were granted at current market prices.

Because employee stock options generally vest over four years and the Company has elected to use the prospective method in transitioning to fair value accounting, reported stock options expense will continue to increase through fiscal year 2006.

Pro forma amounts if the Company had used the fair value method in accounting for all employee stock options are as follows:

	Three Months Ended
	January 24, 2004	January 25, 2003

Net earnings, as reported	$51,826	$46,940
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	507	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,250)	(999)

Pro forma net earnings	$51,083	$45,941

Earnings per share:
Basic—as reported	$0.37	$0.34
Basic—pro forma	$0.37	$0.33

Diluted—as reported	$0.37	$0.34
Diluted—pro forma	$0.36	$0.33

New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” that improves financial statement disclosures for defined benefit plans.  This Statement incorporates all of the original disclosure requirements from SFAS 132 and adds additional disclosures that will provide more information about pension plan assets, obligations, cash flows, and net benefit cost.  It does not change the measurement of recognition of those plans required by SFAS 87, “Employers’ Accounting for Pensions”, SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and SFAS 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.”  The Company will adopt the disclosure provisions of the Statement in the second quarter of fiscal year 2004.  The adoption of this Statement will not have any effect on the Company’s financial position or results of operations.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was signed into law.  The provisions of the Act provide for a federal subsidy for plans that provide prescription drug benefits and meet certain qualifications, and alternatively would allow prescription drug plan sponsors to coordinate with the Medicare benefit.  In accordance with FASB Staff Position 106-1, the Company has elected to defer recognizing the effects of the Act on the accounting for its retirement health care plans because specific authoritative guidance is still pending.  Once that guidance is issued, it could require the Company to change its actuarially determined accumulated post retirement benefit obligation and net cost for other post employment benefits.

NOTE B                                                  GOODWILL AND INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for definite-lived intangible assets are as follows:

	January 24, 2004		October 25, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-Compete Covenants	$12,740	$(2,555)	$12,740	$(1,918)
Proprietary Software and Technology	8,970	(512)	8,970	(306)
Formulas	8,880	(2,431)	8,880	(2,096)
Customer Lists	5,420	(361)	5,420	(189)
Distribution Network	3,100	(334)	3,100	(256)
Other Intangibles	4,820	(1,708)	4,820	(1,386)
Total	$43,930	$(7,901)	$43,930	$(6,151)

Amortization expense for definite-lived intangibles was as follows:

	Three Months Ended
	January 24, 2004	January 25, 2003
Amortization Expense	$1,750	$274

Estimated annual amortization expense for the five fiscal years after October 25, 2003, is as follows:

2004	$7,046
2005	6,600
2006	6,003
2007	5,612
2008	3,442

The carrying amounts for indefinite-lived intangible assets are as follows:

	January 24, 2004	October 25, 2003
Brand/Tradename/Trademarks	$57,765	$57,765
Other Intangibles	184	184
Total	$57,949	$57,949

The changes in the carrying amount of goodwill by segment for the three month period ended January 24, 2004, are presented in the table below.

	Grocery Products	Refrigerated Foods	Specialty Foods	Jennie-O Turkey Store	Other	Total
Balance as of October 25, 2003	$40,564	$5,224	$162,904	$203,214	$2,352	$414,258
Reclassifications/Purchase Adjustments	—	—	3,431	—	—	3,431
Balance as of January 24, 2004	$40,564	$5,224	$166,335	$203,214	$2,352	$417,689

NOTE C                                                  SHIPPING AND HANDLING COSTS

Shipping and handling costs are recorded as selling and delivery expenses.  Shipping and handling costs were $73,006 for the three months ended January 24, 2004, compared to $69,447 for the three months ended January 25, 2003.

NOTE D                                                  EARNINGS PER SHARE DATA

The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended
	January 24, 2004	January 25, 2003

Basic weighted-average shares outstanding	138,612	138,389
Net effect of dilutive stock options	1,490	1,361

Diluted weighted-average shares outstanding	140,102	139,750

NOTE E                                                    COMPREHENSIVE INCOME

Components of comprehensive income, net of taxes, are:

	Three Months Ended
	January 24, 2004	January 25, 2003
Net earnings	$51,826	$46,940
Other comprehensive income:
Unrealized gain on available-for-sale securities	15,420	9,969
Deferred loss on hedging	(22)	(4,587)
Reclassification adjustment into net earnings	1,197	0
Foreign currency translation	(461)	784
Other comprehensive income	16,134	6,166

Total Comprehensive Income	$67,960	$53,106

The unrealized gain on available-for-sale securities resulted from marking the Company’s investment in Campofrio Alimentacion, S.A. to fair market value.

NOTE F                                                    INVENTORIES

Principal components of inventories are:

	January 24, 2004	October 25, 2003
Finished products	$216,614	$229,530
Raw materials and work-in-process	141,172	130,841
Materials and supplies	80,542	76,563
LIFO reserve	(34,242)	(33,721)

Total	$404,086	$403,213

NOTE G                                                  DERIVATIVES AND HEDGING

The Company uses commodity hedging programs to manage price risk associated with commodity purchases.  These programs utilize futures contracts to manage the Company’s exposure to price fluctuations in the commodities market.

Cash Flow Hedge:  The Company from time to time utilizes corn futures to offset the price fluctuation in the Company’s future direct corn purchases.  The Company also utilizes currency futures contracts to reduce its exposure to fluctuations in foreign currencies related to the receipt of royalties that are computed in British pounds.  The futures contracts are designated and accounted for as cash flow hedges, and the Company measures the effectiveness of the hedges on a regular basis.  The Company has determined its hedge programs to be highly effective.  Effective gains or losses related to these cash flow hedges are reported as other comprehensive income (loss) and reclassified into earnings, through cost of products sold (corn futures) or net sales (currency futures), in the period or periods in which the hedged transactions affect earnings.  The Company typically does not hedge its corn purchases beyond 15 months and currency exposure beyond 12 months.

As of January 24, 2004, the Company has included in accumulated other comprehensive loss hedging losses of $1,205 (net of tax) relating to its futures contracts.  The Company expects to recognize the full amount of these losses in earnings in 2004.  Losses in the amount of $1,902, before tax, were reclassified into earnings in the first quarter of fiscal year 2004.

Fair Value Hedge:  The Company utilizes hog futures to minimize the price risk assumed when forward priced contracts are offered to the Company’s hog producers.  The intent of the program is to make the forward priced hogs cost nearly the same as cash market hogs at the date of delivery.

The futures contracts are designated and accounted for as fair value hedges, and the Company measures the effectiveness of the hedges on a regular basis.  The Company has determined its hedge program to be highly effective.  Changes in the fair value of the futures contracts, along with the gain or loss on the hedged purchase commitment, are recorded on the statement of financial position as a current asset and liability, respectively.

As of January 24, 2004, the fair value of the Company’s open futures contracts was $230.  Gains on closed futures contracts in the amount of $630, before tax, were recognized in earnings during the first quarter of fiscal year 2004.

NOTE H                                                  SUBSEQUENT EVENTS

On February 4, 2004, the Company announced the sale of its remaining equity interest in the Spanish food company Campofrio Alimentacion, S.A.

On February 19, 2004, the Company announced in its first quarter earnings press release the signing of a non-binding letter of intent for the sale of its food packaging business, Vista International Packaging, Inc.  The Company expects to complete the sale in the second quarter of fiscal 2004.

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

The Refrigerated Foods segment includes the Meat Products and Foodservice business units.  The segment consists primarily of the processing, marketing, and sale of branded and unbranded pork products for the retail, foodservice, and fresh customer markets.  This segment also includes the Precept Foods operation, which offers fresh case-ready pork and beef products to its retail customers.  The Precept Foods operation is a 50 percent owned joint venture between Hormel Foods Corporation and Excel Corporation, a wholly owned subsidiary of Cargill, Incorporated.

The Jennie-O Turkey Store segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for the retail, foodservice, and fresh customer markets.

The Specialty Foods segment includes the Diamond Crystal Brands (acquired in December 2002), Century Foods International (acquired in July 2003), Hormel HealthLabs, and Specialty Products operating segments.  This segment consists of the packaging and sale of various sugar and sugar substitute products, salt and pepper products, dessert mixes, gelatin products, and private label canned meats to retail and foodservice customers.  This segment also includes the processing, marketing, and sale of nutritional food products and supplements to hospitals, nursing homes, and other marketers of nutritional products.

The All Other segment includes the Dan’s Prize, Inc., Vista International Packaging, Inc., and Hormel Foods International operating segments.  These businesses produce, market, and sell beef products and food packaging (i.e., casings for dry sausage), and manufacture, market, and sell Company products internationally.  This segment also includes various miscellaneous corporate sales.

Sales between reporting segments are recorded at prices that approximate cost.  Equity in earnings of affiliates is included in segment profit; however, the Company does not allocate investment income, interest expense, and interest income to its segments when measuring performance.  The Company also retains various other income and unallocated expenses at corporate.  These items are included below as “Net interest and investment income” and “General corporate expense” when reconciling to earnings before income taxes.

Sales and operating profits for each of the Company’s business segments and reconciliation to earnings before income taxes are set forth below:

	Three Months Ended
	January 24, 2004	January 25, 2003
Sales to Unaffiliated Customers
Grocery Products	$183,836	$193,988
Refrigerated Foods	544,624	506,810
Jennie-O Turkey Store	237,535	215,759
Specialty Foods	112,183	49,032
All Other	57,355	52,861
Total	$1,135,533	$1,018,450

Intersegment Sales
Grocery Products	$0	$0
Refrigerated Foods	3,566	1,495
Jennie-O Turkey Store	12,451	12,747
Specialty Foods	0	20
All Other	22,181	17,172
Total	38,198	31,434
Intersegment elimination	(38,198)	(31,434)
Total	$0	$0

Net Sales
Grocery Products	$183,836	$193,988
Refrigerated Foods	548,190	508,305
Jennie-O Turkey Store	249,986	228,506
Specialty Foods	112,183	49,052
All Other	79,536	70,033
Intersegment elimination	(38,198)	(31,434)
Total	$1,135,533	$1,018,450

Segment Profit
Grocery Products	$34,383	$45,309
Refrigerated Foods	29,789	10,701
Jennie-O Turkey Store	22,227	17,879
Specialty Foods	4,718	3,331
All Other	6,323	5,169
Total segment profit	97,440	82,389
Net interest and investment income	(3,608)	(5,186)
General corporate expense	(12,216)	(5,318)

Earnings before income taxes	$81,616	$71,885

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In Thousands of Dollars, Except Per Share Amounts)

CRITICAL ACCOUNTING POLICIES

There has been no material change in the Company’s Critical Accounting Policies, as disclosed in its Annual Report on Form 10-K for the year ended October 25, 2003.

RESULTS OF OPERATIONS

Overview

The Company is a processor of branded and unbranded food products for the retail, foodservice, and fresh customer markets.  We operate in five segments as described in Note I in the Notes to Financial Statements in this Form 10-Q.

The Company earned $0.37 per share, compared to $0.34 per share in the first quarter of fiscal 2003 (or, $0.32 per share in 2003, excluding non-recurring items, as described and reconciled to GAAP in “Consolidated Results” below).  The primary reasons for this result were:

•                  Pork and turkey industry supplies returned to more normal levels significantly enhancing the segment profits of Refrigerated Foods and Jennie-O Turkey Store.

•                  Additional sales volume from fiscal 2003 acquisitions surpassed the lost volume associated with the Company’s discontinuance of hog processing at the Rochelle, Ill., facility.

•                  Grocery Products profits were down as a result of higher raw material costs and lower volume.

•                  Pension and medical expenses increased approximately $5,000 over the first quarter of fiscal 2003.

•                  Integration of 2003 acquisitions (Diamond Crystal Brands and Century Foods International) is proceeding as planned and continues to be accretive to net earnings.

Consolidated Results

Net earnings for the first quarter of fiscal 2004 increased 10.4 percent to $51,826 compared to $46,940 ($44,203 excluding non-recurring items) for the same quarter of 2003.  Diluted earnings per share for the quarter increased to $0.37 from $0.34 ($0.32 excluding non-recurring items) last year.  The non-recurring items in fiscal 2003 related to the gain on the Jennie-O Turkey Store (JOTS) vitamin antitrust settlement and a write-down of assets and other expenses relating to the closing of a JOTS facility in Marshall, Minnesota.  Below is a reconciliation of Generally Accepted Accounting Principles (GAAP) net earnings and recurring net earnings (all figures are presented net of taxes):

	1st Quarter 2004	1st Quarter 2003	% Change
GAAP Net Earnings	$51,826	$46,940	10.4
Vitamin Settlement Gain (JOTS)	—	(3,868)
Plant Closing Loss (JOTS)	—	1,131
Recurring Net Earnings	$51,826	$44,203	17.2

GAAP EPS	$0.37	$0.34	8.8
Vitamin Settlement Gain (JOTS)	—	(0.03)
Plant Closing Loss (JOTS)	—	0.01
Recurring EPS	$0.37	$0.32	15.6

Net sales for the first quarter increased 11.5 percent to $1,135,533 from $1,018,450 in 2003.  Tonnage volume increased 4.9 percent for the period compared to last year.  Net sales and tonnage volume comparisons were positively impacted by the Diamond Crystal Brands and Century Foods International acquisitions, which occurred in late December 2002 and July 2003, respectively.

The increased volume resulting from the two acquisitions more than offset the lost tonnage resulting from the discontinuance of hog processing, effective January 3, 2003, at the Company’s Rochelle, Ill., facility.  Protein market conditions allowed the Company to raise prices compared to the prior year first quarter resulting in sales dollar gains exceeding tonnage gains.  Industry protein supplies returned to more normal levels in the second half of fiscal year 2003.

Gross profits for the first quarter of fiscal 2004 were $271,776 compared to $252,165 for the same quarter last year.  Gross profits increased primarily because of easing pricing pressures in the Refrigerated and JOTS segments.  As a percent of net sales, gross profit decreased to 23.9 from 24.8 percent in the prior year.  The decrease in gross profit percentages resulted from lower product margins in the Grocery Product segment, caused by higher raw material costs, and the fact that lower margined products are sold by the two businesses acquired in fiscal 2003, Diamond Crystal Brands and Century Foods International.  An increase in pension and medical expenses of approximately $2,300 compared to the prior year also put pressure on current year gross profits.

Selling and delivery expenses for the first quarter were $151,640 compared to $147,885 last year.  Selling and delivery expenses increased due to tonnage volume increases.  As a percent of net sales, selling and delivery expenses decreased to 13.4 percent for the 2004 period compared to 14.5 percent for the same period in 2003.  The decrease, as a percent of sales, resulted primarily because of reduced marketing expenses compared to the prior year quarter.  The marketing reduction of $2,200 primarily occurred in the Grocery Products and JOTS segments.  The Company expects selling and delivery expenses, as a percent of sales, to increase to approximately 13.8 percent in future periods.

Administrative and general expenses increased to $36,618 for the quarter from $28,090 in fiscal 2003.  As a percent of sales, administrative and general expenses increased to 3.2 percent from 2.8 percent in fiscal 2003.  Changes in the discount rate and expected rate of return on pension plan assets resulted in higher pension expenses of approximately $2,700 compared to last year’s first quarter.  The higher pension expense is expected to continue throughout the remainder of the 2004 fiscal year.  Increased amortization of intangibles of $1,500 and stock option expense of $800 also contributed to higher administrative and general expenses.  The Company expects administrative and general expenses, as a percent of sales, to remain at approximately 3.2 percent in future periods.

Equity in earnings of affiliates was $1,706 in the first quarter of fiscal 2004 compared to $881 for the same period last year.  The increase is primarily due to the improved results of the Company’s 49.0 percent owned joint venture, Carapelli USA, LLC.  Minority interests in the Company’s consolidated investments are also reflected in these figures but are not significant at this time.

The effective tax rate for the first quarter of fiscal 2004 was 36.5 percent compared to 34.7 percent for the same period of fiscal 2003.  The fiscal 2003 rate was historically lower than normal due to favorable credits resulting from the completion of a federal income tax audit.  The effective tax rate for the remainder of the year is expected to remain at approximately 36.5 percent.

Segment Results

Segmented net sales and profits for each of the Company’s segments are set forth below.  Additional segment financial information can be found in Note I of the Notes to Consolidated Financial Statements.

	Three Months Ended
	January 24, 2004	January 25, 2003	% Change
Net Sales to Unaffiliated Customers
Grocery Products	$183,836	$193,988	(5.2)
Refrigerated Foods	544,624	506,810	7.5
Jennie-O Turkey Store	237,535	215,759	10.1
Specialty Foods	112,183	49,032	128.8
All Other	57,355	52,861	8.5
Total	$1,135,533	$1,018,450	11.5

Segment Profit
Grocery Products	$34,383	$45,309	(24.1)
Refrigerated Foods	29,789	10,701	178.4
Jennie-O Turkey Store	22,227	17,879	24.3
Specialty Foods	4,718	3,331	41.6
All Other	6,323	5,169	22.3
Total Segment Profit	97,440	82,389	18.3
Net interest and investment income	(3,608)	(5,186)	30.4
General corporate expense	(12,216)	(5,318)	(129.7)

Earnings before income taxes	$81,616	$71,885	13.5

Grocery Products

The Grocery Products segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market.

Net sales by the Grocery Products segment decreased 5.2 percent and sales tonnage volume decreased 7.1 percent for the quarter compared to the comparable fiscal 2003 quarter.  Segment profit for the Grocery Products segment decreased 24.1 percent compared to the first quarter of fiscal 2003.  Significantly higher raw material costs over the prior year combined with relatively stable product pricing substantially pressured product margins resulting in the reduced segment profit for Grocery Products.  The Company anticipates higher raw material price comparisons, and resulting margin pressure, to continue through the second quarter of fiscal 2004.  Raw material prices for the second half of fiscal 2004 are expected to slightly exceed those of the prior year.

Lower tonnage volume also reduced the operating profits of this segment.  The majority of the reduced volume was from Dinty Moore Classic Bakes dinner kit casseroles (down 5,714,000 lbs. or 85.7 percent).  Last year’s results of this product were enhanced greatly from an initial pipeline sell-in; however sales results, after the initial pipeline sell-in, have not met the Company’s expectations.  Substantially reduced marketing support of this line helped to lessen the impact on segment profits.  Other product lines reflecting volume losses were Hormel Chili (down 1,247,000 lbs. or 3.9 percent) and Mary Kitchen Hash (down 811,000 lbs. or 13.2 percent).  The Company expects second quarter tonnage volume to be below the prior year strong results, but expects the second half of fiscal 2004 will exceed the tonnage volume results of fiscal 2003.

Refrigerated Foods

The Refrigerated Foods segment includes the Meat Products and Foodservice business units.  The segment consists primarily of the processing, marketing, and sale of branded and unbranded pork products for the retail, foodservice, and fresh customer markets.  This segment also includes the Precept Foods operation, which offers fresh case-ready pork and beef products to its retail customers.  The Precept Foods operation is a 50 percent owned joint venture between Hormel Foods Corporation and Excel Corporation, a wholly owned subsidiary of Cargill, Incorporated.

Refrigerated Foods net sales increased 7.5 percent while sales tonnage volume decreased 7.2 percent for the current quarter compared to the comparable fiscal 2003 period.  Tonnage volume was negatively affected by the discontinuance of hog processing, effective January 3, 2003, at the Company’s Rochelle, Illinois facility.  The Company’s hog processing for the current three months declined 10.2 percent to 1,694,000 hogs from 1,886,000 hogs for the comparable period last year.  The Rochelle facility is currently being converted to a 100 percent value-added product processing facility, which will help meet the increasing demand for the Company’s branded products.

Segment profit for the Refrigerated Foods segment increased 178.4 percent for the period compared to last year’s comparable period.  Segment profit substantially increased as a result of the return of cash hog prices to more normal levels allowing the Company to purchase its raw materials under its hog procurement contracts at costs more consistent with those hogs available in the cash market.  The cost of hogs purchased under the Company’s procurement contracts exceeded cash hog prices in the first quarter; but this situation significantly improved compared to the first quarter of last year.  The Company expects cash hog prices will increase to levels that are more consistent with its procurement contracts through the third quarter of fiscal 2004.

The increased profits of this segment can also be attributed to the expansion of the Company’s value-added portfolio of products and improving product mix.  The Refrigerated entrees line of products led the growth in Meat Products with a volume increase of 633,000 lbs. (13.1 percent) over the same quarter of last year.  Volume growth was also enhanced as the Precept Foods operation continued to expand sales of its Hormel Always Tender branded products.  The Precept Foods joint venture began shipping products in the third quarter of fiscal 2003.  The Company anticipates continued growth from this operation through fiscal 2004 as new customers are secured.

The Foodservice business unit contributed to improved segment profits as key product lines continued to achieve solid volume gains.  First quarter tonnage volume increases over the prior year comparable quarter were 342,000 lbs. (47.2 percent) for Austin Blues BBQ products, 411,000 lbs. (22.7 percent) for Always Tender pork, and 504,000 lbs. (13.3 percent) for Bread Ready Meats.  The third quarter 2002 launch of the CAFÉ H line of products continues to progress with first quarter tonnage volume up 427,000 lbs. (265 percent) over the prior year and sequential volume up 82,000 lbs. (16.2 percent).

Jennie-O Turkey Store

The Jennie-O Turkey Store (JOTS) segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for the retail, foodservice, and fresh customer markets.

JOTS net sales increased 10.1 percent while sales tonnage volume increased 4.6 percent compared to the comparable first quarter of fiscal 2003.  At the end of the third quarter of fiscal 2003, JOTS began scaling back its live turkey production in order to accelerate its reduction of commodity product sales.  Despite the scale-back, JOTS experienced good volume growth in the current quarter due to higher bird weights resulting from excellent growing conditions and through the sales of built-up inventories.  The Company expects JOTS sales tonnage for the remainder of fiscal 2004 to be comparable to fiscal 2003.

Segment profit for JOTS increased 24.3 percent to $22,227 from $17,879 ($13,687 excluding non-recurring items) for the quarter compared to the first quarter of fiscal 2003.  The non-recurring items in fiscal 2003 related to the gain on the JOTS vitamin antitrust settlement and a write-down of assets and other expenses relating to the closing of a JOTS facility in Marshall, Minnesota.  Below is a reconciliation of reported JOTS segment profits to recurring JOTS segment profits:

	1st Quarter 2004	1st Quarter 2003	% Change
JOTS Segment Profits, as reported	$22,227	$17,879	24.3
Vitamin Settlement Gain (JOTS)	—	(5,924)
Plant Closing Loss (JOTS)	—	1,732
Recurring JOTS Segment Profits	$22,227	$13,687	62.4

The return of inventories to more normal levels in the turkey industry has allowed the JOTS segment more flexibility in product pricing resulting in substantially improved segment profits compared to the first quarter of 2003.  Segment profits also benefited from the Company’s continued focus on expanding value-added product lines.  Value-added product lines reflecting strong first quarter results were JENNIE-O TURKEY STORE fresh brats (up 47,000 lbs. or 17.1 percent), JENNIE-O TURKEY STORE SO EASY entrees (up 110,000 lbs. or 14.2 percent), and JENNIE-O TURKEY STORE extra lean and full flavored bacon (up 328,000 lbs. or 23.4 percent).

At this time, Avian Influenza has not had a significant impact on the Company’s turkey business and the Company does not anticipate it will have a measurable impact on the remainder of fiscal 2004.  The Company anticipates fiscal 2004 turkey market conditions will remain favorable compared to those conditions experienced in fiscal 2003 with improvements (reductions) in industry inventories outweighing higher turkey feed costs.

Specialty Foods

The Specialty Foods segment includes the Diamond Crystal Brands (acquired in late December 2002), Century Foods International (acquired in July 2003), Hormel HealthLabs, and Specialty Products operating segments.  This segment consists of the packaging and sales of various sugar, sugar substitute, salt and pepper products, dessert mixes, gelatin products, and private label canned meats to retail and foodservice customers.  This segment also includes the processing, marketing, and sale of nutritional food products and supplements to hospitals, nursing homes, and other marketers of nutritional products.

The acquisitions of the Diamond Crystal Brands and Century Foods International businesses have provided a substantial increase to all segment measures.  Specialty Foods net sales increased 128.8 percent while sales tonnage volume increased 156.0 percent for the quarter compared to the first quarter of fiscal 2003.  Segment profit for the Specialty Foods segment increased 41.6 percent compared to last year’s first quarter.  Excluding the results of the Diamond Crystal and Century Foods businesses, net sales increased 7.7 percent compared to the comparable quarter in fiscal 2003.

The Hormel HealthLabs operating segment sales tonnage for the first quarter was up 11.4 percent compared to last year’s first quarter results.  Volume gains were experienced across all major product categories.  Thickened beverages and frozen supplements performed particularly well with tonnage volume up 841,000 lbs. (11.9 percent) and 855,000 lbs. (12.6 percent), respectively, compared to the prior year first quarter.  Higher levels of promotional expenses offset volume gains and resulted in lower operating segment profits for the period.

The Company’s integration of the Diamond Crystal Brands and Century Foods International businesses are proceeding as planned and continue to be accretive to the Company’s consolidated earnings.  Re-alignment of personnel and product lines within the Specialty Foods Segment has been completed enabling the Company to more efficiently manage and market the segment’s portfolio of products to customers.

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

All Other net sales increased 8.5 percent compared to the comparable first quarter of fiscal 2003.  First quarter segment profit increased 22.3 percent over the comparable period of fiscal 2003.  HFI benefited from a weaker U.S. dollar, enhancing margins on core product lines like the SPAM family of products and STAGG chili.  On

February 4, 2004, the Company announced the sale of its remaining equity interest in the Spanish food company Campofrio Alimentacion, S.A.  The results of this sale will be reported in the Company’s second quarter fiscal 2004 financial statements.

Vista, the Company’s food packaging subsidiary, experienced increased operating profits as a result of enhanced product margins, resulting from improved efficiencies, and lower expenses achieved through cost containment initiatives.  On February 19, 2004, the Company announced in its first quarter earnings press release the signing of a non-binding letter of intent for the sale of Vista.  The Company expects to complete the sale in the second quarter of fiscal 2004.

Dan’s Prize Inc., the Company’s marketer and seller of beef products, experienced a strong first quarter.  The strong results are due primarily to product margin gains in a strong November and December beef market.  The Bovine Spongiform Encephalopathy (BSE), commonly known as mad cow disease, announcement on December 23, 2003, has not had a significant impact on this business.

Unallocated Income and Expenses

The Company does not allocate investment income, interest expense, and interest income to its segments when measuring performance.  The Company also retains various other income and unallocated expenses at corporate.  These items are included in the segment table for the purpose of reconciling segment results to earnings before income taxes.

Net interest and investment income for first quarter fiscal 2004 was a net expense of $3,608 compared to an expense of $5,186 in the comparable quarter of fiscal 2003.  The decrease is primarily due to investment income from market gains on the Company’s rabbi trust for supplemental executive retirement plans and deferred income plans.

General corporate expense for first quarter of fiscal 2004 was an expense of $12,216 compared to $5,318 for the comparable period in fiscal 2003.  The increase in general corporate expense is primarily due to increased pension costs of approximately $2,500, sales reorganization expenses of $2,100, and stock option expenses of $800.  Changes in the discount rate and the expected rate of return on pension plan assets have resulted in higher pension expenses that are expected to continue throughout the remainder of the 2004 fiscal year.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions that was disclosed in the Company’s Annual Report on Form 10-K for the year ended October 25, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Selected financial ratios at the end of the first quarter of fiscal years 2004 and 2003 are as follows:

	End of Quarter
	1st Quarter 2004	1st Quarter 2003

Liquidity Ratios
Current ratio	2.0	2.1
Receivables turnover	16.6	15.5
Days sales in receivables	21.3	22.4
Inventory turnover	8.7	8.5
Days sales in inventory	42.6	43.9

Leverage Ratio
Long-term debt to equity	31.3%	36.7%

Operating Ratios
Pre-tax profit to net worth	26.1%	25.4%
Pre-tax profit to total assets	13.8%	12.9%

Cash, cash equivalents, and short-term marketable securities were $85,188 at the end of the first quarter of fiscal year 2004 compared to $133,082 at the end of the comparable fiscal 2003 period.

Cash provided by operations was $31,150 in the first quarter of fiscal 2004 compared to $23,720 in the same period of fiscal 2003.  Cash from operations remained relatively comparable with the prior year with most of the increase coming from improved net earnings.

Cash flow from operating activities provides the Company with its principal source of liquidity.  The Company does not anticipate a significant risk to cash flow from this source in the foreseeable future because the Company operates in a stable industry and has strong products across several product lines.

Cash used in investing activities decreased to $23,707 from $184,255 in the first quarter of fiscal 2003.  The decrease in cash used for investing activities primarily reflects the prior year first quarter acquisition of Diamond Crystal Brands (with a final purchase price of $124,528, including related costs).  The higher use of cash in fiscal 2003 also reflects the first quarter 2003 funding of $56,000 to a trust for supplemental executive retirement plans and deferred income plans.

Fixed asset expenditures of $15,830 remain comparable with the prior year and below current depreciation.  The Company estimates its fiscal 2004 fixed asset expenditures to be approximately $80,000.

Cash used in financing activities was $23,481 in the first quarter of fiscal 2004 compared to $15,946 in the same period of fiscal 2003.  The higher amount of cash used in financing was primarily due to an increase of $6,140 in common stock repurchases compared to the prior year first quarter.  In the first quarter of fiscal 2004, the Company repurchased 340,000 shares of its common stock at an average price per share of $25.62 under the repurchase plan approved by the Company’s Board of Directors in October 2002.  Total shares purchased under the currently approved 10,000,000 share repurchase plan are 562,228 shares.

The Company is required, by certain covenants in its debt agreements, to maintain specified levels of financial ratios and balance sheet position.  At the end of the first quarter of fiscal 2004, the Company was in compliance with all of these debt covenant agreements.

Contractual Obligations and Commercial Commitments

There has been no material change in the information regarding the Company’s future contractual financial obligations that was disclosed in the Company’s Annual Report on Form 10-K for the year ended October 25, 2003.

Off-Balance Sheet Arrangements

The Company enters into various agreements guaranteeing specified obligations of a few of its third party custom manufacturers who produce Company products.  In some cases the Company guarantees the payment for raw materials that were purchased by a supplier of Hormel Foods.  In other cases the Company provides a standby letter of credit for obligations of the third party that may arise under worker compensation claims.  The Company’s guarantees either terminate in one year or remain in place until such time as Hormel Foods revokes the agreement.  Total guarantees provided by the Company, as of January 24, 2004, amounted to $3,766.  These potential obligations are not reflected in the Company’s consolidated balance sheet.

FORWARD-LOOKING STATEMENTS

This report may contain “forward-looking” information within the meaning of the federal securities laws.  The “forward looking” information may include statements of beliefs, future plans, strategies, or anticipated events and similar expressions concerning matters that are not historical facts.  “Forward-looking” statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. Among the factors that may affect the operating results of the Company are the following: (i) fluctuations in the cost and availability of raw materials, such as commodity pork, poultry, and feed grain costs; (ii) changes in the availability and relative costs of labor; (iii) market conditions for finished products, including the supply and pricing of alternative proteins; (iv) effectiveness of advertising and marketing programs; (v) changes in consumer purchasing behavior; (vi) the ability of the Company to successfully integrate newly acquired businesses into existing operations; (vii) risks associated with leverage, including cost increases due to rising interest rates; (viii) changes in domestic or foreign regulations and laws, including changes in accounting standards, environmental laws and occupational, health and safety laws; (ix) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (x) adverse results from ongoing litigation; (xi) access to foreign markets together with foreign economic conditions, including currency fluctuations; and (xii) the effect of, or changes in, general economic conditions.

Exhibit 99.1 to the Annual Report on Form 10-K for year ended October 25, 2003, provides the full text of the Company’s cautionary statement relevant to forward-looking statements and information for the purpose of “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995, and is incorporated by reference into this report.

Item 3.           Quantitative and Qualitative Disclosure about Market Risks
(In Thousands of Dollars)

Hog Markets.  The Company’s earnings are affected by fluctuations in the live hog market.  To minimize the impact on earnings, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 15 years.  Contract formulas are based on hog production costs, hog futures, or hog primal values.  Purchased hogs under contract account for 82 percent and 81 percent of the total hogs purchased by the Company through the first three months of fiscal 2004 and 2003, respectively.  A hypothetical 10 percent change in the cash market would have impacted approximately 18 percent and 19 percent of the hogs purchased in the first quarter of fiscal 2004 and 2003, respectively, and would have had an immaterial effect on the Company’s results.  The contracts reduce volatility in hog prices and ensure a steady supply of quality hogs.

Certain procurement contracts allow for future hog deliveries (firm commitments) to be forward priced.  The Company generally hedges these firm commitments by purchasing hog futures contracts.  These futures contracts are designated and accounted for as fair value hedges.  The change in the market value of such futures contracts has historically been, and is expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Changes in the fair value of the futures contracts, along with the gain or loss on the firm commitment, are recorded on the statement of financial position as a current asset and liability, respectively.  The fair value of the Company’s open futures contracts as of January 24, 2004, was $230.

The Company measures its market risk exposure on its January 24, 2004, hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in market prices.  A 10 percent increase or decrease in market prices would have an immaterial impact on the fair value of the Company’s open hog contracts.

Turkey Markets.  The Company raises or contracts on a yearly basis for live turkeys.  Production costs in raising turkeys are primarily subject to fluctuations in feed grain prices and to a lesser extent fuel costs.

Long-Term Debt.  A principal market risk affecting the Company is the exposure to changes in interest rates on the Company’s fixed-rate, long-term debt.  Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $11,342.  The fair values of the Company’s long-term debt were estimated using discounted future cash flows based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

International.  The fair values of certain Company assets are subject to fluctuations in foreign currencies.  The Company’s net asset position in foreign currencies as of January 24, 2004, was $135,600 with most of the exposure existing in euros, Philippine pesos, and Chinese yuan.  Changes in currency exchange rates impact the fair values of Company assets either currently through the consolidated statement of operations, as currency gains/losses, or by affecting other comprehensive income/loss.

The Company measures its foreign currency exchange risk by using a 10 percent sensitivity analysis on the Company’s primary foreign net asset position, the euro, as of January 24, 2004.  A 10 percent strengthening in value of the euro relative to the U.S. dollar would result in an immaterial currency gain, and would also result in other comprehensive income of $9,700 (pretax).  A hypothetical 10 percent weakening in value of the euro relative to the U.S. dollar would result in an immaterial currency loss, and would also result in other comprehensive loss of $9,700 (pretax).

Item 4.  Controls and Procedures

(a)                Disclosure Controls and Procedures.  As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequately designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

(b)               Internal Controls.  No change in the Company’s internal control over financial reporting identified in connection with such evaluation during the first quarter ended January 24, 2004, has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

HORMEL FOODS CORPORATION

Item 1.           Legal Proceedings

The Company knows of no pending material legal proceedings.

Item 4.           Results of Votes of Security Holders

The Company conducted its annual shareholders’ meeting on January 27, 2004.

At the annual meeting, 124,457,899 shares were represented (89.7% of the 138,672,803 shares outstanding and entitled to vote).  Two items were considered at the meeting and the results of the voting were as follows:

1.  Election of Directors:  The nominees in the proxy statement were: John W. Allen, John R. Block, E. Peter Gillette, Jr., Luella G. Goldberg, Joel W. Johnson, Susan I. Marvin, Michael J. McCoy, John L. Morrison, Dakota A. Pippins, Gary J. Ray, John G. Turner, and Robert R. Waller, M.D.  The results were as follows:

Election of Directors	For	Withheld
John W. Allen	122,679,289	1,778,610
John R. Block	122,720,875	1,737,024
E. Peter Gillette, Jr.	122,720,232	1,737,667
Luella G. Goldberg	123,576,979	880,920
Joel W. Johnson	123,241,368	1,216,531
Susan I. Marvin	123,627,551	830,348
Michael J. McCoy	122,946,638	1,511,261
John L. Morrison	122,717,433	1,740,466
Dakota A. Pippins	123,599,007	858,892
Gary J. Ray	123,617,168	840,731
John G. Turner	122,713,499	1,744,400
Robert R. Waller, M.D.	123,624,622	833,277

2.  Proposal to ratify the appointment of Ernst & Young LLP as the Independent Auditors of the Corporation:

For:	122,042,327
Against:	2,020,812
Abstain:	394,760

Item 6.  Exhibits and Reports on Form 8-K

(a)                         Exhibits

31.1                           Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

31.2                           Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

32.1                           Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                        Reports on Form 8-K

Form 8-K was filed on November 7, 2003, disclosing the issuance of the Company’s press release raising its earnings guidance for the fourth quarter ending October 25, 2003.

Form 8-K was furnished on November 26, 2003, disclosing the issuance of the Company’s earnings release for the fourth quarter ended October 25, 2003.

Form 8-K was filed on November 26, 2003, announcing the election of Mr. John L. Morrison to the Company’s Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HORMEL FOODS CORPORATION

(Registrant)

Date:	March 9, 2004	By	/s/ M. J. McCOY
M. J. McCOY
Executive Vice President
and Chief Financial Officer

Date:	March 9, 2004	By	/s/ J. N. SHEEHAN
J. N. SHEEHAN
Vice President and Controller