Form 10-Q
period 2004-04-24
HORMEL FOODS CORP /DE/
filed 2004-06-08
CIK 48465

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended April 24, 2004	Commission File Number 1-2402

HORMEL FOODS CORPORATION

Incorporated Under the Laws of the State of Delaware	Fein #41-0319970

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

YES	X	NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES	X	NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class

Outstanding at April 24, 2004

Common Stock	$.0586 par value 138,787,158
Common Stock Non-Voting	$.01 par value -0-

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

HORMEL FOODS CORPORATION

STATEMENTS OF FINANCIAL POSITION

(In Thousands of Dollars)

	April 24, 2004	October 25, 2003
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$192,236	$97,976
Short-term marketable securities	3,250	0
Accounts receivable	253,163	291,481
Inventories	434,593	403,213
Deferred income taxes	20,067	14,732
Prepaid expenses and other current assets	46,279	16,572
TOTAL CURRENT ASSETS	949,588	823,974

GOODWILL	417,716	414,258

OTHER INTANGIBLES	92,228	95,728

NET PENSION ASSETS	85,337	66,159

INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	58,495	138,357

OTHER ASSETS	168,714	153,303

PROPERTY, PLANT AND EQUIPMENT
Land	26,112	26,157
Buildings	443,086	436,660
Equipment	928,272	902,652
Construction in progress	40,746	46,057
	1,438,216	1,411,526
Less allowance for depreciation	(746,218)	(710,184)
	691,998	701,342

TOTAL ASSETS	$2,464,076	$2,393,121

See notes to financial statements

HORMEL FOODS CORPORATION

STATEMENTS OF FINANCIAL POSITION

(In Thousands of Dollars)

	April 24, 2004	October 25, 2003
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$194,367	$195,826
Accrued expenses	40,076	33,996
Accrued marketing expenses	61,578	62,799
Employee compensation	70,601	84,658
Taxes, other than federal income taxes	16,098	21,647
Dividends payable	15,655	14,594
Federal income tax	43,347	14,175
Current maturities of long-term debt	11,060	14,295
TOTAL CURRENT LIABILITIES	452,782	441,990

LONG-TERM DEBT—less current maturities	376,953	395,273

ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION	256,968	255,914

OTHER LONG-TERM LIABILITIES	35,913	36,247

DEFERRED INCOME TAXES	7,629	10,962

SHAREHOLDERS’ INVESTMENT
Preferred stock, par value $.01 a share– authorized 80,000,000 shares; issued – none
Common stock, non-voting, par value $.01 a share-authorized 200,000,000 shares; issued – none
Common stock, par value $.0586 a share– authorized 400,000,000 shares;
issued 138,787,158 shares April 24, 2004
issued 138,596,084 shares October 25, 2003	8,133	8,122
Additional paid-in capital	4,766	4,073
Accumulated other comprehensive loss	(19,046)	(25,144)
Retained earnings	1,339,978	1,265,684
TOTAL SHAREHOLDERS’ INVESTMENT	1,333,831	1,252,735

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$2,464,076	$2,393,121

See notes to financial statements

HORMEL FOODS CORPORATION

STATEMENTS OF EARNINGS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	April 24, 2004	April 26, 2003	April 24, 2004	April 26, 2003
Net sales	$1,143,127	$1,002,602	$2,278,660	$2,021,052
Cost of products sold	869,708	764,154	1,733,465	1,530,439
GROSS PROFIT	273,419	238,448	545,195	490,613

Expenses:
Selling and delivery	155,787	147,681	307,427	295,566
Administrative and general	38,601	32,712	75,219	60,802
TOTAL EXPENSES	194,388	180,393	382,646	356,368

Equity in earnings of affiliates	2,439	1,629	4,145	2,510
OPERATING INCOME	81,470	59,684	166,694	136,755

Other income and expenses:
Interest and investment income	9,380	694	12,582	2,555
Interest expense	(6,623)	(8,097)	(13,433)	(15,144)
EARNINGS BEFORE INCOME TAXES	84,227	52,281	165,843	124,166
Provision for income taxes	30,576	18,480	60,366	43,425

NET EARNINGS	$53,651	$33,801	$105,477	$80,741

NET EARNINGS PER SHARE:
BASIC	$0.39	$0.24	$0.76	$0.58
DILUTED	$0.38	$0.24	$0.75	$0.58

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	138,626	138,380	138,619	138,384
DILUTED	140,292	139,533	140,197	139,641

DIVIDENDS DECLARED PER SHARE:	$0.1125	$0.105	$0.225	$0.21

See notes to financial statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(Unaudited)

	Six Months Ended
	April 24, 2004	April 26, 2003
OPERATING ACTIVITIES
Net earnings	$105,477	$80,741
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	42,900	41,428
Amortization of intangibles	3,500	1,395
Equity in earnings of affiliates	(3,431)	(2,098)
Provision for deferred income taxes	(6,278)	(8,142)
Loss on property/equipment sales and plant facilities	15	1,158
Gain on sale of investment	(6,222)	0
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	38,318	44,228
Increase in inventories, prepaid expenses, and other current assets	(59,623)	(44,876)
Increase (Decrease) in accounts payable and accrued expenses	13,670	(31,407)
Other	2,766	0
NET CASH PROVIDED BY OPERATING ACTIVITIES	131,092	82,427

INVESTING ACTIVITIES
Purchase of held-to-maturity securities	(3,250)	0
Acquisitions of businesses	(2,097)	(124,432)
Purchases of property/equipment	(34,287)	(30,198)
Proceeds from sales of property/equipment	716	1,142
Proceeds from sale of investment	84,249	0
Increase in investments, equity in affiliates, net pension assets, and other assets	(29,538)	(48,630)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	15,793	(202,118)

FINANCING ACTIVITIES
Proceeds from long-term debt	0	40
Principal payments on long-term debt	(21,555)	(1,677)
Dividends paid on Common Stock	(30,122)	(28,017)
Stock repurchase	(8,711)	(4,808)
Other	7,763	1,569
NET CASH USED IN FINANCING ACTIVITIES	(52,625)	(32,893)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	94,260	(152,584)
Cash and cash equivalents at beginning of year	97,976	309,563

CASH AND CASH EQUIVALENTS AT END OF QUARTER	$192,236	$156,979

See notes to financial statements

HORMEL FOODS CORPORATION

NOTES TO FINANCIAL STATEMENTS

(In Thousands, Except Per Share and Percentage Amounts)

(Unaudited)

NOTE A              GENERAL

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year.  The balance sheet at October 25, 2003, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 25, 2003.

Stock-Based Compensation

In the fourth quarter of fiscal 2003, the Company adopted the fair value method of accounting for employee stock options in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  The Company has elected to use the prospective method to recognize stock-based compensation expense and recognized $728, net of tax, for stock options expense in the second quarter of fiscal 2004.  Accordingly, the Company will continue to use the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for employee stock options granted prior to fiscal year 2003.  Under the intrinsic value method, no compensation expense was recognized in years prior to fiscal 2003 because options were granted at current market prices.

Because employee stock options generally vest over four years and the Company has elected to use the prospective method in transitioning to fair value accounting, reported stock options expense will continue to increase through fiscal year 2006.

Pro forma amounts as if the Company had used the fair value method in accounting for employee stock options are as follows:

	Three Months Ended		Six Months Ended
	April 24, 2004	April 26, 2003	April 24, 2004	April 26, 2003
Net earnings, as reported	$53,651	$33,801	$105,477	$80,741
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	728	0	1,235	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,271)	(1,152)	(2,521)	(2,218)

Pro forma net earnings	$53,108	$32,649	$104,191	$78,523

Earnings per share:
Basic – as reported	$0.39	$0.24	$0.76	$0.58
Basic – pro forma	$0.38	$0.24	$0.75	$0.57

Diluted – as reported	$0.38	$0.24	$0.75	$0.58
Diluted – pro forma	$0.38	$0.23	$0.74	$0.56

Guarantees

The Company enters into various agreements guaranteeing specified obligations of affiliated parties.  In some cases the Company guarantees the payment for raw materials that were purchased by a supplier of Hormel Foods.  In other cases the Company provides a standby letter of credit for obligations of an affiliated party that may arise under worker compensation claims.  The Company’s guarantees either terminate in one year or remain in place until such time as Hormel Foods revokes the agreement.  Total guarantees provided by the Company, as of April 24, 2004, amounted to $3,655.  These potential obligations are not reflected in the Company’s consolidated balance sheet.

New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” that improves financial statement disclosures for defined benefit plans.  This Statement incorporates all of the original disclosure requirements from SFAS 132 and adds additional annual disclosures that will provide more information about pension plan assets, obligations, cash flows, and net benefit cost.  It does not change the measurement of recognition of those plans required by SFAS 87, “Employers’ Accounting for Pensions”, SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and SFAS 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.”  The disclosure rules apply to annual financial statements for fiscal years ending after December 15, 2003 and for interim periods beginning after December 15, 2003.  The Company has adopted the interim disclosure provisions of the Statement and presented the disclosures in Note H.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was signed into law.  The provisions of the Act provide for a federal subsidy for plans that provide prescription drug benefits and meet certain qualifications, and alternatively would allow prescription drug plan sponsors to coordinate with the Medicare benefit.  In January 2004, the FASB issued Staff Position (FSP) No. 106-1, “Accounting and Disclosure Requirements Related to the Act”.  In accordance with FSP 106-1, the Company made a one-time election to defer recognizing the effects of the Act on the accounting for its retirement health care plans as specific authoritative guidance for this federal subsidy is pending.  The Company’s accumulated postretirement benefit obligation and net periodic pension cost do not reflect the effects of this Act.  Once specific guidance is issued, it could require the Company to change previously reported information.

NOTE B              GOODWILL AND INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for definite-lived intangible assets are as follows:

	April 24, 2004		October 25, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-Compete Covenants	$12,740	$(3,192)	$12,740	$(1,918)
Proprietary Software and Technology	8,970	(717)	8,970	(306)
Formulas	8,880	(2,767)	8,880	(2,096)
Customer Lists	5,420	(532)	5,420	(189)
Distribution Network	3,100	(411)	3,100	(256)
Other Intangibles	4,510	(1,722)	4,820	(1,386)
Total	$43,620	$(9,341)	$43,930	$(6,151)

Amortization expense for the three and six months ended April 24, 2004, and April 26, 2003, was:

	Three Months Ended		Six Months Ended
	April 24, 2004	April 26, 2003	April 24, 2004	April 26,2003
Amortization Expense	$1,750	$1,121	$3,500	$1,395

Estimated annual amortization expense for the five fiscal years after October 25, 2003, is as follows:

2004	$7,046
2005	6,600
2006	6,003
2007	5,612
2008	3,442

The carrying amounts for indefinite-lived intangible assets are as follows:

	April 24, 2004	October 25, 2003
Brand/Tradename/Trademarks	$57,765	$57,765
Other Intangibles	184	184
Total	$57,949	$57,949

The changes in the carrying amount of goodwill for the three and six month periods ended April 24, 2004, are presented in the tables below.

	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	Other	Total
Balance as of January 24, 2004	$40,564	$5,224	$203,214	$166,335	$2,352	$417,689
Purchase Adjustments				27		27
Balance as of April 24, 2004	$40,564	$5,224	$203,214	$166,362	$2,352	$417,716

	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	Other	Total
Balance as of October 25, 2003	$40,564	$5,224	$203,214	$162,904	$2,352	$414,258
Purchase Adjustments				3,458		3,458
Balance as of April 24, 2004	$40,564	$5,224	$203,214	$166,362	$2,352	$417,716

Purchase adjustments for the six months include $129 related to finalizing the purchase accounting for the acquisition of Diamond Crystal Brands.  The remaining balance represents $3,329 of purchase adjustments for the acquisition of Century Foods International, including a payment of $2,053 in first quarter 2004 following a final working capital valuation.

NOTE C              SHIPPING AND HANDLING COSTS

Shipping and handling costs are recorded as selling and delivery expenses.  Shipping and handling costs were $72,334 and $145,340 for the three and six months ended April 24, 2004, compared to $70,313 and $139,760 for the three and six months ended April 26, 2003.

NOTE D              EARNINGS PER SHARE DATA

The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	April 24, 2004	April 26, 2003	April 24, 2004	April 26, 2003

Basic weighted-average shares outstanding	138,626	138,380	138,619	138,384

Net effect of dilutive stock options	1,666	1,153	1,578	1,257

Diluted weighted-average shares outstanding	140,292	139,533	140,197	139,641

NOTE E              COMPREHENSIVE INCOME

Components of comprehensive income, net of taxes, are:

	Three Months Ended		Six Months Ended
	April 24, 2004	April 26, 2003	April 24, 2004	April 26, 2003
Net earnings	$53,651	$33,801	$105,477	$80,741
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(20,347)	7,676	(4,927)	17,645
Deferred (loss) gain on hedging	(384)	1,194	(406)	(3,393)
Reclassification adjustment into net earnings	908	78	2,105	78
Foreign currency translation	9,787	(187)	9,326	597
Other comprehensive (loss) income	(10,036)	8,761	6,098	14,927
Total Comprehensive Income	$43,615	$42,562	$111,575	$95,668

The unrealized loss on available-for-sale securities and the foreign currency translation adjustment were a result of the Company’s second quarter, 2004, sale of its investment in Campofrio Alimentacion, S.A.

NOTE F              INVENTORIES

Principal components of inventories are:

	April 24, 2004	October 25, 2003
Finished products	$235,710	$229,530
Raw materials and work-in-process	147,163	130,841
Materials and supplies	87,038	76,563
LIFO reserve	(35,318)	(33,721)

Total	$434,593	$403,213

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

As of April 24, 2004, the Company has included in accumulated other comprehensive loss hedging losses of $680 (net of tax) relating to its futures contracts.  The Company expects to recognize the majority of these losses in earnings in fiscal year 2004.  Losses in the amount of $1,440, before tax, were reclassified into earnings in the second quarter.

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

As of April 24, 2004, the fair value of the Company’s open futures contracts was $(204).  Losses on closed futures contracts in the amount of $194, before tax, were recognized in earnings during the second quarter of fiscal year 2004.

NOTE H              PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Net periodic benefit cost for pension and other postretirement benefit plans for the three and six months ended April 24, 2004 and April 26, 2003 consist of the following:

	Pension Benefits
	Three months ended		Six months ended
	April 24, 2004	April 26, 2003	April 24, 2004	April 26, 2003
Service Cost	$4,169	$3,230	$8,339	$6,441
Interest Cost	9,495	8,912	18,990	17,809
Expected return on plan assets	(9,972)	(10,197)	(19,757)	(20,388)
Amortization of transition obligation	(52)	188	(105)	376
Amortization of prior service cost	227	244	453	489
Recognized actuarial loss	2,467	1,041	4,934	2,083

Net periodic cost	$6,334	$3,418	$12,854	$6,810

	Other Postretirement Benefits
	Three months ended		Six months ended
	April 24, 2004	April 26, 2003	April 24, 2004	April 26, 2003
Service Cost	$796	$597	$1,592	$1,194
Interest Cost	5,615	5,585	11,229	11,170
Amortization of prior service cost	1,387	605	2,774	1,209
Recognized actuarial loss	531	633	1,061	1,266

Net periodic cost	$8,329	$7,420	$16,656	$14,839

The Company contributed $26,841 to the Company’s defined benefit pension plans in April 2004.  The Company presently does not anticipate contributing any additional monies to fund the pension or other postretirement plans in fiscal year 2004.

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

Sales and operating profits for each of the Company’s business segments and reconciliation to earnings before income taxes are set forth below:

	Three Months Ended		Six Months Ended
	April 24, 2004	April 26, 2003	April 24, 2004	April 26, 2003
Net Sales to Unaffiliated Customers
Grocery Products	$186,630	$187,601	$370,466	$381,589
Refrigerated Foods	541,987	476,328	1,086,611	983,138
Jennie-O Turkey Store	239,782	216,173	477,317	431,932
Specialty Foods	123,081	78,971	235,264	128,003
All Other	51,647	43,529	109,002	96,390
Total	$1,143,127	$1,002,602	$2,278,660	$2,021,052

Intersegment Sales
Grocery Products	$5	$0	$5	$0
Refrigerated Foods	863	1,324	4,429	2,819
Jennie-O Turkey Store	19,624	12,358	32,075	25,105
Specialty Foods	0	22	0	42
All Other	22,795	19,681	44,976	36,853
Total	$43,287	$33,385	$81,485	$64,819
Intersegment elimination	(43,287)	(33,385)	(81,485)	(64,819)
Total	$0	$0	$0	$0

Net Sales
Grocery Products	$186,635	$187,601	$370,471	$381,589
Refrigerated Foods	542,850	477,652	1,091,040	985,957
Jennie-O Turkey Store	259,406	228,531	509,392	457,037
Specialty Foods	123,081	78,993	235,264	128,045
All Other	74,442	63,210	153,978	133,243
Intersegment elimination	(43,287)	(33,385)	(81,485)	(64,819)
Total	$1,143,127	$1,002,602	$2,278,660	$2,021,052

Segment Profit
Grocery Products	$29,028	$37,167	$63,411	$82,476
Refrigerated Foods	37,179	13,922	66,968	24,623
Jennie-O Turkey Store	16,672	6,302	38,899	24,181
Specialty Foods	8,377	4,770	13,095	8,101
All Other	6,828	5,350	13,151	10,519
Total segment profit	$98,084	$67,511	$195,524	$149,900

Net interest and investment income	2,757	(7,403)	(851)	(12,589)
General corporate expense	(16,614)	(7,827)	(28,830)	(13,145)

Earnings before income taxes	$84,227	$52,281	$165,843	$124,166

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

The Company earned $0.38 per share, compared to $0.24 per share in the second quarter of fiscal 2003 (or $0.37 per share in 2004, excluding items as described in “Consolidated Results” below).  Significant factors impacting the quarter were:

•                  Pork and turkey industry supplies returned to more normal levels significantly enhancing the segment profits of Refrigerated Foods and Jennie-O Turkey Store.

•                  Grocery Products profits were down as a result of higher raw material costs and lower volume.

•                  Sale of investment in Campofrio resulted in a $6,222 pre-tax gain.

•                  A pre-tax charge of $4,194 recognized for early retirement packages related to sales reorganization.

•                  Pension and medical expenses, excluding the sales reorganization, increased approximately $2,400 over the second quarter of fiscal 2003.

•                  Integration of 2003 acquisitions (Diamond Crystal Brands and Century Foods International) is complete, which continue to be accretive to net earnings.

Consolidated Results

Net earnings for the second quarter of fiscal 2004 increased 58.7 percent to $53,651 compared to $33,801 in the same quarter of 2003.  Diluted earnings per share for the quarter increased to $0.38 from $0.24 last year.  Net earnings for the first six months of 2004 increased 30.6 percent to $105,477 from $80,741 in 2003.  Diluted earnings per share for the same period increased to $0.75 from $0.58 in the prior year.

As previously noted, the Company experienced infrequently occurring transactions in both fiscal 2004 and 2003.  To supplement year-to-year comparisons, we have identified these items as follows:  Fiscal 2004 net earnings for the second quarter and six months include a $3,963 after-tax gain ($0.03 per share) on the sale of the Company’s investment in Campofrio Alimentacion, S.A. and a $2,672 ($0.02 per share) after-tax charge for early retirement packages related to the Company’s sales reorganization.  Fiscal 2003 net earnings for the comparable six month period include a $3,868 after-tax gain ($0.03 per share) resulting from receipt of a vitamin antitrust settlement at Jennie-O Turkey Store (JOTS) and a $1,131 ($0.01 per share) after-tax write-down of assets and other expenses relating to the closing of a JOTS facility in Marshall, Minnesota.

Excluding these items, net earnings for the second quarter increased 54.9 percent to $52,360 compared to $33,801 in the second quarter of fiscal 2003.  Diluted earnings per share for the quarter increased to $0.37 from $0.24 last year.  Net earnings for the six months increased 33.6 percent to $104,186 from $78,004 in 2003.  Diluted earnings per share for the same period increased to $0.74 from $0.56 in the prior year.

Net sales for the second quarter increased 14.0 percent to $1,143,127 in 2004 from $1,002,602 in 2003.  Tonnage volume increased 4.3 percent for the second quarter compared to the same quarter of last year.  Net sales for the first six months of 2004 increased 12.7 percent to $2,278,660 from $2,021,052 in the first six months of fiscal year 2003.  Tonnage volume for the first six months of 2004 increased 4.6 percent over the comparable period in 2003.  Net sales and tonnage volume comparisons were positively impacted by the Diamond Crystal Brands and Century Foods International acquisitions, which occurred in late December 2002 and July 2003, respectively.

Protein market conditions allowed the Company to raise prices compared to the prior year second quarter and six months in the Refrigerated Foods segment resulting in sales dollar gains exceeding tonnage gains.  Industry protein supplies returned to more normal levels in the second half of fiscal year 2003.

Gross profits for the second quarter and six months increased 14.7 percent and 11.1 percent, respectively, compared to the prior year quarter and six month periods.  Gross profits increased primarily because of easing pricing pressures in the Refrigerated and JOTS segments.  Gross profit as a percent of net sales for the second quarter and six months of fiscal 2004 remained relatively unchanged from the comparable periods of the prior year.

Selling and delivery expenses for the second quarter and six months were $155,787 and $307,427, respectively, compared to $147,681 and $295,566 last year.  These increases are due to increased tonnage volume over the prior year.  Product price increases exceeded increases in selling and delivery expenses resulting in these expenses, as a percent of net sales, to decrease to 13.6 and 13.5 percent for the quarter and six months, respectively, compared to 14.7 and 14.6 percent in 2003.  The Company expects selling and delivery expenses, as a percent of sales, to increase to approximately 13.8 percent in future periods.

Administrative and general expenses were $38,601 and $75,219 for the quarter and six months, respectively, compared to $32,712 and $60,802 last year.  As a percentage of sales, administrative and general expenses for the quarter and six months were 3.4 and 3.3 percent, respectively, compared to 3.3 and 3.0 percent for the quarter and six months in 2003.  Changes in the discount rate and expected rate of return on pension plan assets, both of which were effective with the beginning of the fiscal year, contributed to higher pension and medical expenses for the second quarter and six months of approximately $4,300 and $7,000, respectively, compared to prior year’s comparable periods.  The higher pension expense is expected to continue throughout the remainder of the 2004 fiscal year.  Increases in amortization of intangibles of $600 and $2,100, and stock option expense of approximately $800 and $1,600 also contributed to higher administrative and general expenses.  Some of these increases were offset by the second quarter 2003 bad debt expense of $4,200 relating to the Fleming Companies’ bankruptcy.  The Company expects administrative and general expenses, as a percent of sales, to remain at approximately 3.3 percent in future periods.

Equity in earnings of affiliates was $2,439 and $4,145 for the quarter and six months, respectively, compared to $1,629 and $2,510 last year.  The increase in this earnings line for the six months is primarily due to improved results of the Company’s 49.0 percent owned joint venture, Carapelli USA, LLC.  Also performing favorably in the second quarter was the Company’s 40.0 percent owned Philippine joint venture, Purefoods-Hormel Company.  Minority interests in the Company’s consolidated investments are also reflected in these figures but are not significant at this time.

The effective tax rate for the quarter and six months was 36.3 and 36.4 percent for fiscal year 2004 compared to 35.3 and 35.0 percent for the comparable quarter and six months of fiscal 2003.  The fiscal 2003 rate was historically lower than normal due to favorable credits resulting from the completion of a federal income tax audit.  The Company expects the effective tax rate will be approximately 36.5 percent for the remainder of the fiscal year.

Segment Results

Segmented net sales and profits for each of the Company’s segments are set forth below.  Additional segment financial information can be found in Note I of the Notes to Consolidated Financial Statements.

	Three Months Ended			Six Months Ended
	April 24, 2004	April 26, 2003	% Change	April 24, 2004	April 26, 2003	% Change
Net Sales to Unaffiliated Customers
Grocery Products	$186,630	$187,601	(0.5)	$370,466	$381,589	(2.9)
Refrigerated Foods	541,987	476,328	13.8	1,086,611	983,138	10.5
Jennie-O Turkey Store	239,782	216,173	10.9	477,317	431,932	10.5
Specialty Foods	123,081	78,971	55.9	235,264	128,003	83.8
All Other	51,647	43,529	18.6	109,002	96,390	13.1
Total	$1,143,127	$1,002,602	14.0	$2,278,660	$2,021,052	12.7

Segment Profit
Grocery Products	$29,028	$37,167	(21.9)	$63,411	$82,476	(23.1)
Refrigerated Foods	37,179	13,922	167.1	66,968	24,623	172.0
Jennie-O Turkey Store	16,672	6,302	164.6	38,899	24,181	60.9
Specialty Foods	8,377	4,770	75.6	13,095	8,101	61.6
All Other	6,828	5,350	27.6	13,151	10,519	25.0

Total segment profit	$98,084	$67,511	45.3	$195,524	$149,900	30.4
Net interest and investment income	2,757	(7,403)	137.2	(851)	(12,589)	93.2
General corporate expense	(16,614)	(7,827)	(112.3)	(28,830)	(13,145)	(119.3)

Earnings before income taxes	$84,227	$52,281	61.1	$165,843	$124,166	33.6

Grocery Products

The Grocery Products segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market.

Grocery Products sales decreased 0.5 percent for the quarter and 2.9 percent for the six months compared to the comparable fiscal 2003 periods.  Sales tonnage volume was down 5.6 percent for the quarter and 6.4 percent for six months compared to the comparable fiscal year 2003 periods.  Segment profit for the Grocery Products segment decreased 21.9 percent for the quarter and 23.1 percent for the six months compared to fiscal 2003.  Significantly higher raw material costs over the prior year continued in the second quarter, putting additional pressure on product margins, and resulting in reduced segment profit for Grocery Products.  Raw material prices for the second half of fiscal 2004 are expected to slightly exceed those of the prior year.  To offset a portion of these cost increases, Grocery Products announced a 4.5 - 6.5 percent price increase on all items effective June 14, 2004.

Grocery Products faced difficult volume comparisons for the quarter, as the second quarter of 2003 showed exceptional results, with volume up 10.3 percent.  The majority of the reduced volume for the quarter was from Dinty Moore canned products (down 5,194,000 lbs. or 29.7 percent), which faced a volume comparison that was up 32.1 percent last year.   Dinty Moore Classic Bakes complete meals were also down 2,483,000 lbs. or 73.8 percent.  Distribution has been significantly reduced on this product line, as sales and profits after the initial pipeline sell-in have not met the Company’s expectations.  Strong performance by the ethnic line of products partially offset these volume losses for the quarter with total tonnage up 2,220,000 lbs. or 10.8 percent, led by Carapelli olive oil (up 1,037,000 lbs. or 36.3%) and Herdez Mexican products (up 1,653,000 lbs. or 19.8%).  The Company expects segment tonnage volume for the second half of fiscal 2004 to be comparable to fiscal 2003.

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

Net sales by the Refrigerated Foods segment were up 13.8 percent for the quarter and 10.5 percent for the six months compared to the comparable fiscal 2003 periods.  Sales tonnage decreased 2.6 percent and 5.0 percent for the quarter and six months, respectively, compared to last year. Tonnage volume was negatively affected by reduced production levels during a renovation at our Fremont, Nebraska facility during the second quarter.  Additionally, tonnage comparisons for the six months are impacted by the discontinuance of hog processing at the Company’s Rochelle, Illinois, facility that was effective January 3, 2003.  The Company’s hog processing for the current six months declined 7.1 percent to 3,346,000 from 3,600,000 hogs for the comparable period last year.  The Rochelle facility is currently being converted to a 100 percent value-added product processing facility, which will help meet the increasing demand for the Company’s branded products.  The Fremont facility will be back to full processing levels in the third quarter.

Segment profit for the Refrigerated Foods segment increased 167.1 and 172.0 percent for the quarter and six months, respectively, compared to the prior year.  Segment profit substantially increased as a result of the Company’s ability to attain higher prices on pork primals when compared to hog costs over the previous year.  Hog costs were close to the cash market for the quarter and significantly improved over second quarter last year.  The Company expects cash hog prices to remain at current levels through third quarter, and to decrease in the fourth quarter due to an increased supply of hogs.

The increased profits of this segment can also be attributed to the continued expansion of the Company’s value-added portfolio of products and improving product mix.  Volume gains in Meat Products over the prior year second quarter included 3,455,000 lbs. (15.4 percent) for breakfast meats, 2,146,000 lbs. (8.6 percent) for deli products, and 563,000 lbs. (9.2 percent) for refrigerated entrees.  Volume growth was also enhanced as the Precept Foods operation continued to expand sales of its Hormel Always Tender branded products.  The Precept Foods joint venture began shipping products in the third quarter of fiscal 2003.  The Company anticipates continued growth from this operation through fiscal 2004 as new customers are secured.

The Foodservice business unit continued to deliver strong results in the second quarter, driven by growth on the restaurant chain side of the business as a result of securing new customer accounts.  Solid volume gains were achieved in the quarter, particularly on branded products.  Second quarter tonnage volume increases over the prior year comparable quarter were 528,000 lbs. (52.9 percent) for Austin Blues BBQ products, 365,000 lbs. (20.1 percent) for Always Tender pork, and 287,000 lbs. (28.7 percent) for Applewood Smoked Bacon.  The CAFÉ H line of products continued to make substantial gains with second quarter tonnage volume up 744,000 lbs. (253.6 percent) over the prior year and sequential volume up 311,000 lbs. (42.9 percent).

Jennie-O Turkey Store

The Jennie-O Turkey Store (JOTS) segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for the retail, foodservice, and fresh customer markets.

JOTS net sales increased 10.9 percent for the quarter and 10.5 percent for the six months compared to the comparable fiscal 2003 periods.  Tonnage volume decreased 6.7 and 1.1 percent for the quarter and six months, respectively, compared to the comparable prior year period results.  The volume decreases reflect the strategy implemented at the end of the third quarter of fiscal 2003, when JOTS began scaling back its live turkey production in order to accelerate its reduction of commodity product sales and focus resources on development of value-added products.  The Company expects JOTS sales tonnage for the remainder of fiscal 2004 to slightly exceed the comparable period of fiscal 2003.

Segment profit for JOTS increased 164.6 and 60.9 percent for the quarter and six months, respectively, compared to fiscal 2003.  Gains have resulted from a combination of improved commodity meat markets, and excellent live production and plant efficiencies.  Segment profits also benefited from the Company’s continued focus on expanding value-added product lines.  Value-added product lines reflecting strong second quarter results were JENNIE-O TURKEY STORE homestyle deli breasts (up 343,000 lbs. or 34.6 percent), JENNIE-O TURKEY STORE marinated tenderloins (up 163,000 lbs. or 22.7 percent), and JENNIE-O TURKEY STORE extra lean and full flavored bacon (up 484,000 lbs. or 30.0 percent).

At this time, Avian Influenza has not had a significant impact on the Company’s turkey business and the Company does not anticipate it will have a measurable impact on the remainder of fiscal 2004.  Thus far in fiscal 2004, turkey market conditions have been favorable compared to those conditions experienced in fiscal 2003 with improvements (reductions) in industry inventories outweighing higher turkey feed costs.  However, the Company anticipates that average feed costs will continue to rise throughout the second half of fiscal 2004, and year-to-year gains in commodity values may no longer be sufficient to offset those higher costs during the fourth quarter.

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

The acquisitions of the Diamond Crystal Brands (DCB) and Century Foods International (CFI) businesses have provided a substantial increase to all six month segment measures, while second quarter comparisons are impacted by the CFI acquisition only.  Specialty Foods net sales were up 55.9 percent for the quarter and 83.8 percent for the six months compared to the comparable fiscal 2003 periods.  Segment profit increased 75.6 percent and 61.6 percent for the quarter and six months, respectively, compared to the prior year.  Sales tonnage increased 88.6 percent and 115.7 percent for the quarter and six months, respectively, compared to last year.  Excluding the results of the CFI business, net sales increased 8.2 percent compared to second quarter 2003.

The Hormel HealthLabs sales tonnage for the quarter and six months decreased 2.7 percent and increased 3.9 percent, respectively, compared to the fiscal 2003 periods.  Pricing pressures and new competition are hampering growth efforts in this operating segment, and volume losses for the quarter were spread across several major product categories.  Thickened beverages and frozen supplements decreased by 119,000 lbs. (1.6 percent) and 452,000 lbs. (5.7 percent), respectively, compared to the prior year second quarter.  Higher levels of promotional expenses continued in second quarter, also contributing to lower operating segment profits.

The DCB and CFI businesses are now fully integrated and continue to be accretive to the Company’s consolidated earnings.  Realignment of personnel and product lines within the Specialty Foods Segment has been completed enabling the Company to more efficiently manage and market the segment’s portfolio of products to customers.

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

All Other net sales increased 18.6 percent for the quarter and 13.1 percent for six months compared to the comparable fiscal 2003 periods.  Segment profit increased 27.6 and 25.0 percent for the quarter and six months, respectively, compared to prior year results.

Export tonnage for HFI rose 27.0 percent to 19,200,000 lbs. in the second quarter due to strong international demand for commodity pork items.  During the fourth period, the Company completed the sale of its investment in Campofrio Alimentacion, S.A.  The $6,222 pre-tax gain recorded on the sale is excluded from All Other segment profits, and is included in “Net interest and investment income” above.

Vista, the Company’s food packaging subsidiary, experienced increased operating profits as a result of improved converting efficiencies and continued expense containment in all areas.  In the first quarter 2004 earnings release, the Company announced that it was in the process of selling the Vista business.  That sale has not yet been finalized.

Dan’s Prize Inc., the Company’s marketer and seller of beef products, experienced a strong second quarter.  The strong results are due primarily to improved volume, reductions in operational expenses and favorable pricing strategies.

Unallocated Income and Expenses

The Company does not allocate investment income, interest expense, and interest income to its segments when measuring performance.  The Company also retains various other income and unallocated expenses at corporate.  These items are included in the segment table for the purpose of reconciling segment results to earnings before income taxes.

Net interest and investment income for the second quarter and six months was investment income of $2,757 for the quarter and a net expense of $851 for the six months, compared to a net expense of $7,403 and $12,589, respectively, for the comparable periods of 2003.  The increase is primarily due to the $6,222 pre-tax gain on the sale of the Company’s investment in Campofrio Alimentacion, S.A., and additional investment income from market gains on the Company’s rabbi trust for supplemental executive retirement plans and deferred income plans.

General corporate expense for the second quarter and six months was a net expense of $16,614 and $28,830, respectively, compared to a net expense of $7,827 and $13,145 for the comparable periods of the previous year.  The increase in general corporate expenses in the second quarter and six-months was primarily due to higher pension and medical costs of $4,100 and $6,600, sales reorganization expenses of $4,700 and $6,800, and stock option expenses of $700 and $1,500, respectively.  Offsetting these increases was a second quarter bad debt charge of $4,200 in fiscal 2003, related to the Fleming Companies’ bankruptcy.  Changes in the discount rate and the expected rate of return on pension plan assets have resulted in higher pension expenses that are expected to continue throughout the remainder of the 2004 fiscal year.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions that was disclosed in the Company’s Annual Report on Form 10-K for the year ended October 25, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Selected financial ratios at the end of the second quarter of fiscal years 2004 and 2003 are as follows:

	End of Quarter
	2nd Quarter 2004	2nd Quarter 2003
Liquidity Ratios
Current ratio	2.1	2.2
Receivables turnover	17.1	15.6
Days sales in receivables	20.2	21.9
Inventory turnover	8.4	8.3
Days sales in inventory	45.6	45.4

Leverage Ratio
Long-term debt to equity	29.1%	35.8%

Operating Ratios
Pre-tax profit to net worth	26.1%	21.7%
Pre-tax profit to total assets	13.9%	11.1%

Cash, cash equivalents, and short-term marketable securities were $195,486 at the end of the second quarter of fiscal year 2004 compared to $156,979 at the end of the comparable fiscal 2003 period.

Cash provided by operating activities was $131,092 in the six months of fiscal 2004 compared to $82,427 in the same period of fiscal 2003.  The increase in cash provided by operating activities is primarily due to improved net earnings, combined with increased liabilities driven by higher raw material costs and medical accruals as compared to the prior year.

Cash flow from operating activities provides the Company with its principal source of liquidity.  The Company does not anticipate a significant risk to cash flow from this source in the foreseeable future because we operate in a stable industry and have strong products across several product lines.

Cash provided by investing activities was $15,793 in the first six months of fiscal 2004 versus $202,118 used in the first six months of fiscal 2003.  The cash provided by investing activities in 2004 primarily reflects the $84,249 proceeds received in the second quarter sale of the remaining equity interest in the Spanish food company Campofrio Alimentacion, S.A., offset by a $26,841 contribution to the Company’s defined benefit pension plans in second quarter.  The cash used for investing activities in 2003 primarily reflects the December 2002 acquisition of Diamond Crystal Brands (with a final purchase price of $124,528, including related costs) as well as the first quarter 2003 funding of $56,000 to a rabbi trust for supplemental executive retirement plans and deferred income plans.

Fixed asset expenditures of $34,287 for the first six months of fiscal 2004 remain comparable with the prior year and below current depreciation.  The Company estimates its fiscal 2004 fixed asset expenditures to be approximately $75,000.

Cash used in financing activities was $52,625 in the first six months of fiscal 2004 compared to $32,893 in the same period of fiscal 2003.  The higher amount of cash used in financing was primarily due to an increase of $19,878 in principal payments on the Company’s long-term debt compared to the prior year.  Cash dividends paid to the Company’s shareholders also continues to be a significant financing activity for the Company.  Dividends paid in the first six months of 2004 were $30,122 compared to $28,017 in the comparable period of fiscal 2003.  The Company has paid dividends for 303 consecutive quarters and expects to continue doing so.  The Company did not engage in any share repurchases as part of the publicly announced repurchase plan during the second quarter of fiscal 2004.  For additional information pertaining to the Company’s share repurchase plans or programs, see Part II Item 2. “Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.”

The Company is required, by certain covenants in its debt agreements, to maintain specified levels of financial ratios and balance sheet position.  At the end of the second quarter of fiscal 2004, the Company was in compliance with all of these debt covenants.

Contractual Obligations and Commercial Commitments

There has been no material change in the information regarding the Company’s future contractual financial obligations that was disclosed in the Company’s Annual Report on Form 10-K for the year ended October 25, 2003.

Off-Balance Sheet Arrangements

The Company enters into various agreements guaranteeing specified obligations of a few of its third party custom manufacturers who produce Company products.  In some cases the Company guarantees the payment for raw materials that were purchased by a supplier of Hormel Foods.  In other cases the Company provides a standby letter of credit for obligations of the third party that may arise under worker compensation claims.  The Company’s guarantees either terminate in one year or remain in place until such time as Hormel Foods revokes the agreement.  Total guarantees provided by the Company, as of April 24, 2004, amounted to $3,655.  These potential obligations are not reflected in the Company’s consolidated balance sheet.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risks

(In Thousands of Dollars)

Hog Markets.  The Company’s earnings are affected by fluctuations in the live hog market.  To minimize the impact on earnings, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 15 years.  Contract formulas are based on hog production costs, hog futures, or hog primal values.  Purchased hogs under contract account for 79 percent and 82 percent of the total hogs purchased by the Company through the first six months of fiscal 2004 and 2003, respectively.  A hypothetical 10 percent change in the cash market would have impacted approximately 21 percent and 18 percent of the hogs purchased in the first six months of fiscal 2004 and 2003, respectively, and would have had an immaterial effect on the Company’s results.  The contracts reduce volatility in hog prices and ensure a steady supply of quality hogs.

Certain procurement contracts allow for future hog deliveries (firm commitments) to be forward priced.  The Company generally hedges these firm commitments by purchasing hog futures contracts.  These futures contracts are designated and accounted for as fair value hedges.  The change in the market value of such futures contracts has historically been, and is expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Changes in the fair value of the futures contracts, along with the gain or loss on the firm commitment, are recorded on the statement of financial position as a current asset and liability, respectively.  The fair value of the Company’s open futures contracts as of April 24, 2004, was $(204).

The Company measures its market risk exposure on its hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in market prices.  A 10 percent increase or decrease in market prices would have an immaterial impact on the fair value of the Company’s April 24, 2004 open hog contracts.

Turkey Markets.  The Company raises or contracts on a yearly basis for live turkeys.  Production costs in raising turkeys are primarily subject to fluctuations in feed grain prices, particularly corn, and to a lesser extent fuel costs.  To reduce the Company’s exposure to changes in corn prices through September 2004, the Company implemented a corn-hedging program in the second quarter of fiscal 2004.  This program utilizes corn futures to offset the fluctuation in the Company’s future direct corn purchases.  These contracts are accounted for under cash flow hedge accounting, which requires they be reported at fair value.  The fair value of the Company’s corn futures as of April 24, 2004 was $(650).

The Company measures its market risk exposure on its corn futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for corn.  A 10 percent decrease in the market price for corn would negatively impact the fair value of the Company’s April 24, 2004 open corn contracts by $3,046, which in turn would have lowered the Company’s costs on purchased corn by a similar amount.

Long-Term Debt.  A principal market risk affecting the Company is the exposure to changes in interest rates on the Company’s fixed-rate, long-term debt.  Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $11,684.  The fair values of the Company’s long-term debt were estimated using discounted future cash flows based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

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

(b)               Internal Controls.  No change in the Company’s internal control over financial reporting identified in connection with such evaluation during the second quarter ended April 24, 2004, has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

HORMEL FOODS CORPORATION

Item 1.  Legal Proceedings

The Company knows of no pending material legal proceedings.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities in the Second Quarter of 2004

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[2]
January 25, 2004 - February 28, 2004	260	$ 27.61	—	9,437,772
February 29, 2004 - March 27, 2004	40	29.51	—	9,437,772
March 28, 2004 - April 24, 2004	—	—	—	9,437,772
Total	300	$ 27.87	—

1  Shares repurchased during the quarter, other than through publicly announced plans or programs, represent purchases for the Company’s employee awards program.

2  In October 2002, the Company’s Board of Directors authorized the Company to repurchase up to 10,000,000 shares of common stock with no expiration date.

Item 4.  Results of Votes of Security Holders

None

Item 6.  Exhibits and Reports on Form 8-K

(a)                         Exhibits

31.1         Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

31.2         Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

32.1                           Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                        Reports on Form 8-K

Form 8-K was filed on February 5, 2004, announcing the sale of the remaining interest in the Spanish Food Company Campofrio Alimentacion, S.A.

Form 8-K was filed on February 19, 2004, disclosing the issuance of the Company’s earnings release for the first quarter ended January 24, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HORMEL FOODS CORPORATION

(Registrant)

Date: June 8, 2004	By	/s/ M. J. McCOY
M. J. McCOY
Executive Vice President
and Chief Financial Officer

Date: June 8, 2004	By	/s/ J. N. SHEEHAN
J. N. SHEEHAN
Vice President and Controller