Form 10-Q
period 2004-07-24
HORMEL FOODS CORP /DE/
filed 2004-09-02
CIK 48465

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended July 24, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     YES   ☒          NO   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding at July 24, 2004
Common Stock	$.0586 par value	138,760,037
Common Stock Non-Voting	$.01 par value	-0-

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

HORMEL FOODS CORPORATION

STATEMENTS OF FINANCIAL POSITION

(In Thousands of Dollars)

	July 24, 2004	October 25, 2003
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$240,355	$97,976
Short-term marketable securities	3,250	0
Accounts receivable	258,229	291,481
Inventories	448,400	403,213
Deferred income taxes	20,929	14,732
Prepaid expenses and other current assets	26,644	16,572
TOTAL CURRENT ASSETS	997,807	823,974

GOODWILL	417,716	414,258

OTHER INTANGIBLES	90,481	95,728

NET PENSION ASSETS	79,726	66,159

INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	60,035	138,357

OTHER ASSETS	166,064	153,303

PROPERTY, PLANT AND EQUIPMENT
Land	25,940	26,157
Buildings	442,949	436,660
Equipment	931,643	902,652
Construction in progress	47,461	46,057
	1,447,993	1,411,526
Less allowance for depreciation	(756,542)	(710,184)
	691,451	701,342

TOTAL ASSETS	$2,503,280	$2,393,121

See notes to financial statements

HORMEL FOODS CORPORATION

STATEMENTS OF FINANCIAL POSITION

(In Thousands of Dollars)

	July 24, 2004	October 25, 2003
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$192,242	$195,826
Accrued expenses	31,647	33,996
Accrued marketing expenses	77,360	62,799
Employee compensation	85,158	84,658
Taxes, other than federal income taxes	11,842	21,647
Dividends payable	15,654	14,594
Federal income tax	24,954	14,175
Current maturities of long-term debt	15,760	14,295
TOTAL CURRENT LIABILITIES	454,617	441,990

LONG-TERM DEBT-less current maturities	372,239	395,273

ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION	256,968	255,914

OTHER LONG-TERM LIABILITIES	46,025	36,247

DEFERRED INCOME TAXES	3,858	10,962

SHAREHOLDERS’ INVESTMENT
Preferred stock, par value $.01 a share – authorized 80,000,000 shares; issued-none
Common stock, non-voting, par value $.01 a share-authorized 200,000,000 shares; issued-none
Common stock, par value $.0586 a share – authorized 400,000,000 shares; issued 138,760,037 shares July 24, 2004 issued 138,596,084 shares October 25, 2003	8,131	8,122
Additional paid-in capital	2,884	4,073
Accumulated other comprehensive loss	(22,158)	(25,144)
Retained earnings	1,380,716	1,265,684
TOTAL SHAREHOLDERS’ INVESTMENT	1,369,573	1,252,735

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$2,503,280	$2,393,121

See notes to financial statements

HORMEL FOODS CORPORATION

STATEMENTS OF EARNINGS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 24, 2004	July 26, 2003	July 24, 2004	July 26, 2003
Net sales	$1,155,999	$1,009,395	$3,434,659	$3,030,447
Cost of products sold	899,071	782,208	2,632,536	2,312,647
GROSS PROFIT	256,928	227,187	802,123	717,800

Expenses and gain on sale of business:
Selling and delivery	148,071	144,315	455,498	439,881
Administrative and general	32,490	28,681	107,709	89,483
Gain on sale of business	(18,063)	0	(18,063)	0
TOTAL EXPENSES AND GAIN ON SALE OF BUSINESS	162,498	172,996	545,144	529,364

Equity in earnings of affiliates	1,031	1,202	5,176	3,712
OPERATING INCOME	95,461	55,393	262,155	192,148

Other income and expenses:
Interest and investment income	(85)	6,408	12,497	8,963
Interest expense	(6,645)	(8,253)	(20,078)	(23,397)
EARNINGS BEFORE INCOME TAXES	88,731	53,548	254,574	177,714
Provision for income taxes	32,388	18,875	92,754	62,300

NET EARNINGS	$56,343	$34,673	$161,820	$115,414

NET EARNINGS PER SHARE:
BASIC	$0.41	$0.25	$1.17	$0.83
DILUTED	$0.40	$0.25	$1.15	$0.83

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	138,826	138,438	138,688	138,402
DILUTED	140,598	139,815	140,331	139,699

DIVIDENDS DECLARED PER SHARE:	$0.1125	$0.105	$0.3375	$0.315

See notes to financial statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(Unaudited)

	Nine Months Ended
	July 24, 2004	July 26, 2003
OPERATING ACTIVITIES
Net earnings	$161,820	$115,414
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	64,581	61,865
Amortization of intangibles	5,247	2,789
Equity in earnings of affiliates	(4,587)	(3,178)
Provision for deferred income taxes	(9,353)	(7,613)
(Gain) Loss on property/equipment sales and plant facilities	(63)	2,696
Gain on sales of business and investment	(24,285)	0
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	29,312	22,522
Increase in inventories, prepaid expenses, and other current assets	(68,336)	(37,005)
Increase (Decrease) in accounts payable and accrued expenses	12,515	(15,239)
Other	3,909	0
NET CASH PROVIDED BY OPERATING ACTIVITIES	170,760	142,251

INVESTING ACTIVITIES
Purchase of held-to-maturity securities	(3,250)	0
Acquisitions of businesses	(2,097)	(124,464)
Purchases of property/equipment	(57,234)	(45,606)
Proceeds from sales of property/equipment	827	4,162
Proceeds from sales of business and investment	126,774	0
Increase in investments, equity in affiliates, net pension assets, and other assets	(21,947)	(101,546)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	43,073	(267,454)

FINANCING ACTIVITIES
Proceeds from long-term debt	0	42
Principal payments on long-term debt	(21,569)	(2,693)
Dividends paid on Common Stock	(45,729)	(42,543)
Stock repurchase	(13,141)	(4,808)
Other	8,985	4,427
NET CASH USED IN FINANCING ACTIVITIES	(71,454)	(45,575)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	142,379	(170,778)
Cash and cash equivalents at beginning of year	97,976	309,563

CASH AND CASH EQUIVALENTS AT END OF QUARTER	$240,355	$138,785

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

Stock-Based Compensation

In the fourth quarter of fiscal 2003, the Company adopted the fair value method of accounting for employee stock options in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  The Company has elected to use the prospective method to recognize stock-based compensation expense and recognized $721, net of tax, for stock options expense in the third quarter of fiscal 2004.  Accordingly, the Company will continue to use the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for employee stock options granted prior to fiscal year 2003.  Under the intrinsic value method, no compensation expense was recognized in years prior to fiscal 2003 because options were granted at current market prices.

Because employee stock options generally vest over four years and the Company has elected to use the prospective method in transitioning to fair value accounting, reported stock options expense will continue to increase through fiscal year 2006.

Pro forma amounts as if the Company had used the fair value method in accounting for employee stock options are as follows:

	Three Months Ended		Nine Months Ended
	July 24, 2004	July 26, 2003	July 24, 2004	July 26, 2003
Net earnings, as reported	$56,343	$34,673	$161,820	$115,414
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	721	0	1,956	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,255)	(1,141)	(3,776)	(3,359)

Pro forma net earnings	$55,809	$33,532	$160,000	$112,055

Earnings per share:
Basic–as reported	$0.41	$0.25	$1.17	$0.83
Basic–pro forma	$0.40	$0.24	$1.15	$0.81

Diluted–as reported	$0.40	$0.25	$1.15	$0.83
Diluted–pro forma	$0.40	$0.24	$1.14	$0.80

Guarantees

The Company enters into various agreements guaranteeing specified obligations of affiliated parties.  In some cases the Company guarantees the payment for raw materials that were purchased by a supplier of Hormel Foods.  In other cases the Company provides a standby letter of credit for obligations of an affiliated party that may arise under worker compensation claims.  The Company’s guarantees either terminate in one year or remain in place until such time as Hormel Foods revokes the agreement.  Total guarantees provided by the Company, as of July 24, 2004, amounted to $4,272.  These potential obligations are not reflected in the Company’s consolidated balance sheet.

New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” that improves financial statement disclosures for defined benefit plans.  This Statement incorporates all of the original disclosure requirements from SFAS 132 and adds additional annual disclosures that will provide more information about pension plan assets, obligations, cash flows, and net benefit cost.  It does not change the measurement of recognition of those plans required by SFAS 87, “Employers’ Accounting for Pensions,” SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.”  The disclosure rules apply to annual financial statements for fiscal years ending after December 15, 2003 and for interim periods beginning after December 15, 2003.  The interim disclosure provisions of the Statement are presented in Note H.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was signed into law.  The provisions of the Act provide for a federal subsidy for plans that provide prescription drug benefits that are at least actuarially equivalent to Medicare Part D, and alternatively would allow prescription drug plan sponsors to coordinate with the Medicare benefit.  On May 19, 2004, the FASB issued Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” offering guidance on accounting for the effects of the Act.  FSP No. 106-2 specifies that the subsidy initially received under the Act is recorded as an actuarial gain to the accumulated postretirement benefit obligation (APBO), and amortized over future service periods.  Future subsidies or reductions in covered claims will reduce periodic service costs.  FSP No. 106-2 is effective for the first interim or annual period beginning after June 15, 2004.  During the third quarter of fiscal 2004, the Company has determined its plan to be at least actuarially equivalent based on an analysis of the net company cost, and has chosen to retroactively adopt the provisions of the Act back to the date of enactment. The required disclosure provisions are presented in Note H.  As additional guidance is issued by the federal government for determining actuarial equivalency, this determination is subject to current interpretation and could require the Company to change previously reported information.

NOTE B                 GOODWILL AND INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for definite-lived intangible assets are as follows:

	July 24, 2004		October 25, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-Compete Covenants	$12,740	$(3,829)	$12,740	$(1,918)
Proprietary Software and Technology	8,970	(919)	8,970	(306)
Formulas	8,880	(3,102)	8,880	(2,096)
Customer Lists	5,420	(704)	5,420	(189)
Distribution Network	3,100	(489)	3,100	(256)
Other Intangibles	4,510	(2,045)	4,820	(1,386)
Total	$43,620	$(11,088)	$43,930	$(6,151)

Amortization expense for the three and nine months ended July 24, 2004, and July 26, 2003, was:

	Three Months Ended		Nine Months Ended
	July 24, 2004	July 26, 2003	July 24, 2004	July 26, 2003
Amortization Expense	$1,747	$1,394	$5,247	$2,789

Estimated annual amortization expense for the five fiscal years after October 25, 2003, is as follows:

2004	$7,046
2005	6,600
2006	6,003
2007	5,612
2008	3,442

The carrying amounts for indefinite-lived intangible assets are as follows:

	July 24, 2004	October 25, 2003
Brand/Tradename/Trademarks	$57,765	$57,765
Other Intangibles	184	184
Total	$57,949	$57,949

There was no change in the carrying value of goodwill for the three months ended July 24, 2004.   Changes in the carrying value of goodwill for the nine month period ended July 24, 2004, are presented in the table below.

	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	Other	Total
Balance as of October 25, 2003	$40,564	$5,224	$203,214	$162,904	$2,352	$414,258
Purchase Adjustments				3,458		3,458
Balance as of July 24, 2004	$40,564	$5,224	$203,214	$166,362	$2,352	$417,716

Purchase adjustments for the nine months include $129 related to finalizing the purchase accounting for the acquisition of Diamond Crystal Brands.  The remaining balance represents $3,329 of purchase adjustments for the acquisition of Century Foods International, including a payment of $2,053 in first quarter 2004 following a final working capital valuation.

NOTE C                 SHIPPING AND HANDLING COSTS

Shipping and handling costs are recorded as selling and delivery expenses.  Shipping and handling costs were $71,660 and $217,000 for the three and nine months ended July 24, 2004, compared to $68,937 and $208,697 for the three and nine months ended July 26, 2003.

NOTE D                 EARNINGS PER SHARE DATA

The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	July 24, 2004	July 26, 2003	July 24, 2004	July 26, 2003

Basic weighted-average shares outstanding	138,826	138,438	138,688	138,402

Net effect of dilutive stock options	1,772	1,377	1,643	1,297

Diluted weighted-average shares outstanding	140,598	139,815	140,331	139,699

NOTE E                 COMPREHENSIVE INCOME

Components of comprehensive income, net of taxes, are:

	Three Months Ended		Nine Months Ended
	July 24, 2004	July 26, 2003	July 24, 2004	July 26, 2003
Net earnings	$56,343	$34,673	$161,820	$115,414
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	0	(96)	(4,927)	17,549
Deferred (loss) gain on hedging	(3,062)	1,090	(3,468)	(2,303)
Reclassification adjustment into net earnings	417	1,057	2,522	1,135
Foreign currency translation	(467)	(2,007)	8,859	(1,410)
Other comprehensive (loss) Income	(3,112)	44	2,986	14,971
Total Comprehensive Income	$53,231	$34,717	$164,806	$130,385

NOTE F                 INVENTORIES

Principal components of inventories are:

	July 24, 2004	October 25, 2003
Finished products	$263,677	$229,530
Raw materials and work-in-process	139,576	130,841
Materials and supplies	80,491	76,563
LIFO reserve	(35,344)	(33,721)

Total	$448,400	$403,213

NOTE G                 DERIVATIVES AND HEDGING

The Company uses hedging programs to manage risk associated with commodity purchases and certain foreign currency transactions.  These programs utilize futures contracts to manage the Company’s exposure to price fluctuations in the commodities market, and fluctuations in foreign currencies.

Cash Flow Hedge:  The Company from time to time utilizes corn futures to offset the price fluctuation in the Company’s future direct corn purchases.  The Company also utilizes currency futures contracts to reduce its exposure to fluctuations in foreign currencies related to the receipt of royalties that are computed in British pounds.  The futures contracts are designated and accounted for as cash flow hedges, and the Company measures the effectiveness of the hedges on a regular basis.  The Company has determined its hedges to be highly effective.  Effective gains or losses related to these cash flow hedges are reported as other comprehensive income (loss) and reclassified into earnings, through cost of products sold (corn futures) or net sales (currency futures), in the period or periods in which the hedged transactions affect earnings.  The Company typically does not hedge its corn purchases beyond 15 months and currency exposure beyond 12 months.

As of July 24, 2004, the Company has included in accumulated other comprehensive loss hedging losses of $3,325 (net of tax) relating to its futures contracts.  The Company expects to recognize the majority of these losses over the next nine months.  Losses in the amount of $647 and $3,989, before tax, were reclassified into earnings in the third quarter and nine months ended July 24, 2004, respectively.

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

As of July 24, 2004, the fair value of the Company’s open futures contracts was $(184).  Losses on closed futures contracts in the amount of $594 and $158, before tax, were recognized in earnings during the third quarter and nine months ended July 24, 2004, respectively.

NOTE H                 PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Net periodic benefit cost for pension and other postretirement benefit plans for the three and nine months ended July 24, 2004, and July 26, 2003, consists of the following:

	Pension Benefits
	Three months ended		Nine months ended
	July 24, 2004	July 26, 2003	July 24, 2004	July 26, 2003
Service Cost	$4,169	$3,231	$12,508	$9,672
Interest Cost	9,495	8,911	28,485	26,720
Expected return on plan assets	(9,972)	(10,197)	(29,729)	(30,585)
Amortization of transition obligation	(52)	189	(157)	565
Amortization of prior service cost	227	244	680	733
Recognized actuarial loss	2,467	1,041	7,401	3,124

Net periodic cost	$6,334	$3,419	$19,188	$10,229

	Other Postretirement Benefits
	Three months ended		Nine months ended
	July 24, 2004	July 26, 2003	July 24, 2004	July 26, 2003
Service Cost	$689	$596	$2,281	$1,790
Interest Cost	4,578	5,586	15,807	16,756
Amortization of prior service cost	1,387	605	4,161	1,814
Recognized actuarial (gain)/loss	(724)	633	337	1,899

Net periodic cost	$5,930	$7,420	$22,586	$22,259

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) resulted in a reduction of the Company’s accumulated postretirement benefit obligation (APBO) of $41,451 in the third quarter of fiscal 2004, which represents an actuarial gain that will be amortized over future service periods.  Additionally, application of the Act resulted in a decrease of net periodic postretirement costs for the third quarter of $2,399.  This decrease is made up of an increase in gain amortization of $1,255, reduction in service cost of $107, and reduction in interest cost of $1,037.

The Company contributed $26,841 to the Company’s defined benefit pension plans in April 2004.  No additional contributions were made during the third quarter ended July 24, 2004, and the Company does not anticipate contributing any additional monies to fund the pension or other postretirement plans for the remainder of fiscal year 2004.

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

The All Other segment includes the Dan’s Prize, Inc., Vista International Packaging, Inc. (Vista), and Hormel Foods International operating segments.  These businesses produce, market, and sell beef products and food packaging (i.e., casings for dry sausage), and manufacture, market, and sell Company products internationally.  This segment also includes various miscellaneous corporate sales.  Effective June 30, 2004, the Company completed the sale of Vista.

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

Sales and operating profits for each of the Company’s business segments and reconciliation to earnings before income taxes are set forth below:

	Three Months Ended		Nine Months Ended
	July 24, 2004	July 26, 2003	July 24, 2004	July 26, 2003
Net Sales to Unaffiliated Customers
Grocery Products	$165,207	$163,951	$535,673	$545,540
Refrigerated Foods	567,073	497,158	1,653,684	1,480,296
Jennie-O Turkey Store	258,042	224,346	735,359	656,278
Specialty Foods	115,371	78,804	350,635	206,807
All Other	50,306	45,136	159,308	141,526
Total	$1,155,999	$1,009,395	$3,434,659	$3,030,447

Intersegment Sales
Grocery Products	$1	$1	$6	$1
Refrigerated Foods	2,867	332	7,296	3,151
Jennie-O Turkey Store	16,645	12,309	48,720	37,414
Specialty Foods	14	2	14	44
All Other	24,584	19,270	69,560	56,123
Total	$44,111	$31,914	$125,596	$96,733
Intersegment elimination	(44,111)	(31,914)	(125,596)	(96,733)
Total	$0	$0	$0	$0

Net Sales
Grocery Products	$165,208	$163,952	$535,679	$545,541
Refrigerated Foods	569,940	497,490	1,660,980	1,483,447
Jennie-O Turkey Store	274,687	236,655	784,079	693,692
Specialty Foods	115,385	78,806	350,649	206,851
All Other	74,890	64,406	228,868	197,649
Intersegment elimination	(44,111)	(31,914)	(125,596)	(96,733)
Total	$1,155,999	$1,009,395	$3,434,659	$3,030,447

Segment Profit
Grocery Products	$21,477	$23,915	$84,888	$106,391
Refrigerated Foods	35,680	26,656	102,648	51,279
Jennie-O Turkey Store	8,279	(127)	47,178	24,054
Specialty Foods	6,896	5,016	19,991	13,117
All Other	6,325	6,836	19,476	17,355
Total segment profit	$78,657	$62,296	$274,181	$212,196

Net interest and investment income	(6,730)	(1,845)	(7,581)	(14,434)
General corporate income (expense)	16,804	(6,903)	(12,026)	(20,048)

Earnings before income taxes	$88,731	$53,548	$254,574	$177,714

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

The Company earned $0.40 per share, compared to $0.25 per share in the third quarter of fiscal 2003.  Significant factors impacting the quarter were:

•                  Sale of Vista International Packaging, Inc. resulted in an $18,063 pre-tax gain ($0.08 per share).

•                  The Refrigerated Foods and Jennie-O Turkey Store segments showed strong profit results driven by improved commodity markets and growth in sales of value-added products.

•                  Grocery Products profits were down as a result of continued higher raw material costs and lower volume.  Partially offsetting these decreases was a 4.5 – 6.5 percent price increase on all Grocery Product items effective June 14, 2004.

•                  A new packaging concept was launched for chili items using the Tetra Recart carton technology.

•                  Jeffrey M. Ettinger was named President and Chief Operating Officer, effective July 1, 2004.

Consolidated Results

Net earnings for the third quarter of fiscal 2004 increased 62.5 percent to $56,343 compared to $34,673 in the same quarter of 2003.  Diluted earnings per share for the quarter increased to $0.40 from $0.25 last year.  Net earnings for the first nine months of 2004 increased 40.2 percent to $161,820 from $115,414 in 2003.  Diluted earnings per share for the same period increased to $1.15 from $0.83 in the prior year.

As previously noted, the Company experienced infrequently occurring transactions in both fiscal 2004 and 2003.  To supplement year-to-year comparisons, we have identified these items as follows:  Fiscal 2004 net earnings for the third quarter include an $11,470 after-tax gain ($0.08 per share) on the sale of Vista International Packaging, Inc.  Fiscal 2004 net earnings for the nine months also include a $3,963 after-tax gain ($0.03 per share) on the sale of the Company’s investment in Campofrio Alimentacion, S.A. and a $2,672 ($0.02 per share) after-tax charge for early retirement packages related to the Company’s sales reorganization.  Fiscal 2003 net earnings for the comparable nine month period include a $3,868 after-tax gain ($0.03 per share) resulting from receipt of a vitamin antitrust settlement at Jennie-O Turkey Store (JOTS) and a $1,131 ($0.01 per share) after-tax write-down of assets and other expenses relating to the closing of a JOTS facility in Marshall, Minnesota.

Net sales for the third quarter increased 14.5 percent to $1,155,999 in 2004 from $1,009,395 in 2003.  Tonnage volume increased 6.1 percent for the third quarter compared to the same quarter of last year.  Net sales for the first nine months of 2004 increased 13.3 percent to $3,434,659 from $3,030,447 in the first nine months of fiscal year 2003.  Tonnage volume for the first nine months of 2004 increased 5.1 percent over the comparable period in 2003.  Protein market conditions have allowed the Company to raise prices compared to the prior year in the Refrigerated Foods segment, resulting in sales dollar gains exceeding tonnage gains.  Additionally, net sales and tonnage volume comparisons for the nine months were positively impacted by the Diamond Crystal Brands (DCB) and Century Foods International (CFI) acquisitions, which occurred in late December 2002 and July 2003, respectively.  Third quarter comparisons are impacted by the CFI acquisition only.

Gross profits for the third quarter and nine months increased 13.1 percent and 11.7 percent, respectively, compared to the prior year quarter and nine month periods.  Gross profits increased primarily because of easing pricing pressures in the Refrigerated and JOTS segments.  Gross profit as a percent of net sales for the third quarter and nine months of fiscal 2004 decreased slightly from the comparable periods of the prior year.  Higher raw material costs have significantly impacted margins in the Grocery Products segment in fiscal 2004.  Sales of lower margined products by CFI have also contributed to the decrease.

Selling and delivery expenses for the third quarter and nine months were $148,071 and $455,498, respectively, compared to $144,315 and $439,881 last year.  These increases are due to increased tonnage volume over the prior year.  As a percent of net sales, selling and delivery expenses have decreased to 12.8 and 13.3 percent for the quarter and nine months, respectively, compared to 14.3 and 14.5 percent in 2003.  This decrease is primarily due to price increases exceeding increases in selling expenses, as well as the shift of certain marketing expenses to the fourth quarter of fiscal 2004.  The Company expects selling and delivery expenses, as a percent of sales, to increase to approximately 13.5 percent by the end of fiscal 2004.

Administrative and general expenses were $32,490 and $107,709 for the quarter and nine months, respectively, compared to $28,681 and $89,483 last year.  As a percentage of sales, administrative and general expenses for the quarter and nine months were 2.8 and 3.1 percent, respectively, compared to 2.8 and 3.0 percent for the quarter and nine months in 2003.  Changes in the discount rate and expected rate of return on pension plan assets, both of which were effective with the beginning of the fiscal year, contributed to higher pension and medical expenses for the third quarter and nine months of approximately $2,000 and $9,000, respectively, compared to the prior year.  (These increases exclude a $2,399 reduction in post-retirement benefits recorded in the third quarter of fiscal 2004 related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, as discussed in Note H of the Notes to Consolidated Financial Statements.)  Increases in amortization of intangibles of $350 and $2,450, and stock option expense of approximately $800 and $2,400 also contributed to higher administrative and general expenses.  These increases are partially offset by decreased bad debt expenses of $1,300 and $5,700 for the third quarter and nine months, respectively.  The Company expects administrative and general expenses, as a percent of sales, to approximate 3.1 percent in future periods.

Equity in earnings of affiliates was $1,031 and $5,176 for the quarter and nine months, respectively, compared to $1,202 and $3,712 last year.  The increase in this earnings line for the nine months is primarily due to improved results of the Company’s 49.0 percent owned joint venture, Carapelli USA, LLC.  Minority interests in the Company’s consolidated investments are also reflected in these figures but are not significant at this time.

The effective tax rate for the quarter and nine months was 36.5 and 36.4 percent for fiscal year 2004 compared to 35.2 and 35.1 percent for the comparable quarter and nine months of fiscal 2003.  The fiscal 2003 rate was historically lower than normal due to favorable credits resulting from the completion of a federal income tax audit.  The Company expects the effective tax rate will remain at approximately 36.5 percent during the fourth quarter of fiscal year 2004.

Segment Results

Segmented net sales and profits for each of the Company’s segments are set forth below.  Additional segment financial information can be found in Note I of the Notes to Consolidated Financial Statements.

	Three Months Ended			Nine Months Ended
	July 24, 2004	July 26, 2003	% Change	July 24, 2004	July 26, 2003	% Change
Net Sales to Unaffiliated Customers
Grocery Products	$165,207	$163,951	0.8	$535,673	$545,540	(1.8)
Refrigerated Foods	567,073	497,158	14.1	1,653,684	1,480,296	11.7
Jennie-O Turkey Store	258,042	224,346	15.0	735,359	656,278	12.0
Specialty Foods	115,371	78,804	46.4	350,635	206,807	69.5
All Other	50,306	45,136	11.5	159,308	141,526	12.6
Total	$1,155,999	$1,009,395	14.5	$3,434,659	$3,030,447	13.3

Segment Profit
Grocery Products	$21,477	$23,915	(10.2)	$84,888	$106,391	(20.2)
Refrigerated Foods	35,680	26,656	33.9	102,648	51,279	100.2
Jennie-O Turkey Store	8,279	(127)	6,618.9	47,178	24,054	96.1
Specialty Foods	6,896	5,016	37.5	19,991	13,117	52.4
All Other	6,325	6,836	(7.5)	19,476	17,355	12.2

Total segment profit	$78,657	$62,296	26.3	$274,181	$212,196	29.2
Net interest and investment income	(6,730)	(1,845)	(264.8)	(7,581)	(14,434)	47.5
General corporate income (expense)	16,804	(6,903)	343.4	(12,026)	(20,048)	40.0

Earnings before income taxes	$88,731	$53,548	65.7	$254,574	$177,714	43.2

Grocery Products

The Grocery Products segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market.

Grocery Products sales increased 0.8 percent for the quarter and decreased 1.8 percent for the nine months compared to the comparable fiscal 2003 periods.  Sales tonnage volume was down 2.8 percent for the quarter and 5.4 percent for nine months compared to the comparable fiscal year 2003 periods.  Segment profit for Grocery Products decreased 10.2 percent for the quarter and 20.2 percent for the nine months compared to fiscal 2003.  Significantly higher raw material costs over the prior year continued in the third quarter, putting additional pressure on product margins, and resulting in decreased segment profit.  The price increase on all Grocery Products items that was implemented on June 14, 2004, partially offset the impact of these higher costs.  Raw material prices for the fourth quarter are also expected to exceed those of the prior year.

Lower tonnage volume also reduced the operating profits of this segment.  The majority of the reduced volume for the quarter was from Dinty Moore canned products (down 1,671,000 lbs. or 16.4 percent), and Dinty Moore Classic Bakes complete meals (down 1,787,000 lbs. or 79.4 percent).  Distribution of the complete meals product line has been significantly reduced.  Strong performance by the ethnic line of products partially offset these volume losses for the quarter with total tonnage up 1,345,000 lbs. or 7.5 percent, led by Carapelli olive oil (up 331,000 lbs. or 11.0 percent) and Herdez Mexican products (up 1,296,000 lbs. or 23.2 percent).  The Company continues to evaluate areas that are not meeting expectations, and anticipates that segment tonnage volume for the fourth quarter will be comparable to fiscal 2003.

During third quarter, the Grocery Products segment launched a new packaging concept for chili items using the Tetra Recart carton technology.  Additionally, the national roll-out of Stagg chili (previously sold only in markets west of the Mississippi River) began in the third quarter.  Both initiatives have exceeded expectations and should positively contribute to segment profits in future periods. However, profits in the fourth quarter of fiscal 2004 will be impacted by additional marketing spending to support the increased distribution of these items.

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

Net sales by the Refrigerated Foods segment were up 14.1 percent for the quarter and 11.7 percent for the nine months compared to the comparable fiscal 2003 periods.  Sales tonnage increased 1.1 percent and decreased 3.1 percent for the quarter and nine months, respectively, compared to last year. Tonnage comparisons for the nine months are impacted by the discontinuance of hog processing at the Company’s Rochelle, Illinois, facility that was effective January 3, 2003, and a renovation at our Fremont, Nebraska, facility during the second quarter.  The Company’s hog processing for the current nine months declined 4.0 percent to 4,985,000 from 5,193,000 hogs for the comparable period last year.  The Rochelle facility is currently being converted to a 100 percent value-added product processing facility, which will help meet the increasing demand for the Company’s branded products.  The Fremont facility returned to full processing levels in the third quarter.

Segment profit for the Refrigerated Foods segment increased 33.9 and 100.2 percent for the quarter and nine months, respectively, compared to the prior year.  Segment profit substantially increased as a result of the Company’s ability to attain higher prices on pork primals when compared to hog costs over the previous year.  Hog costs continued to be close to the cash market for the third quarter which significantly improved the profitability of fresh pork.  The Company expects cash hog prices to decrease during the fourth quarter due to the seasonal increase in hog supply.

The increased profits of this segment can also be attributed to the continued expansion of the Company’s value-added portfolio of products and improving product mix.  Volume gains in Meat Products over the prior year third quarter included 518,000 lbs. (12.6 percent) for Hormel Cure 81 hams, 386,000 lbs. (6.4 percent) for deli products, 697,000 lbs. (12.0 percent) for retail flavored meats and 259,000 lbs. (4.9 percent) for refrigerated entrees.  Volume growth is also enhanced by the Precept Foods operation, which began shipping Hormel Always Tender branded products in the third quarter of fiscal 2003.  The Company anticipates continued growth from this operation through fiscal 2004 as new customers are secured.

The Foodservice business unit continued to deliver strong results in the third quarter, driven by growth on the restaurant chain side of the business.  Solid volume gains were achieved in the quarter, particularly on branded products.  Third quarter tonnage volume increases over the prior year comparable quarter were 592,000 lbs. (37.3 percent) for Austin Blues BBQ products, 254,000 lbs. (13.3 percent) for Always Tender pork, and 228,000 lbs. (14.0 percent) for Fast ‘N Easy bacon.  The Café-H line of products continued to make substantial gains with third quarter tonnage volume up 642,000 lbs. (169.7 percent) over the prior year.

Jennie-O Turkey Store

The Jennie-O Turkey Store (JOTS) segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for the retail, foodservice, and fresh customer markets.

JOTS net sales increased 15.0 percent for the quarter and 12.0 percent for the nine months, compared to the comparable fiscal 2003 periods.  Tonnage volume decreased 2.4 and 1.6 percent for the quarter and nine months, respectively, compared to the comparable prior year period results.  The volume decreases reflect the strategy implemented at the end of the third quarter of fiscal 2003, when JOTS began scaling back its live turkey production in order to accelerate its reduction of commodity product sales and focus resources on development of value-added products.  The Company expects JOTS sales tonnage for the fourth quarter of fiscal 2004 to be comparable to fiscal 2003.

Segment profit for JOTS increased to $8,279 for the third quarter compared to $(127) in the prior year.  For the nine months, segment profit increased $23,124, or 96.1 percent, compared to fiscal 2003.  Gains have resulted from significantly improved commodity meat markets, and continued strong results in live production and plants.  Favorable summer weather temperatures have resulted in excellent growing conditions, but this has been mitigated by higher overall feed costs.  Segment profits also benefited from the Company’s expansion of value-added product lines and new product development.  Product lines reflecting strong third quarter results were Jennie-O Turkey Store rotisserie products (up 367,000 lbs. or 33.6 percent),  Jennie-O Turkey Store marinated tenderloins (up 1,241,000 lbs. or 133.0 percent), and Jennie-O Turkey Store extra lean and full flavored bacon (up 580,000 lbs. or 37.2 percent).

At this time, Avian Influenza has not had a significant impact on the Company’s turkey business and the Company does not anticipate it will have a measurable impact on fiscal 2004.  Thus far in fiscal 2004, turkey market conditions have been favorable compared to those conditions experienced in fiscal 2003 with improvements (reductions) in industry inventories outweighing higher turkey feed costs.  However, average feed costs are now considerably higher than fiscal 2003, and the Company anticipates these will continue to rise throughout fiscal 2004.  Therefore, year-to-year gains in commodity meat markets will not likely be sufficient to offset those higher costs during the fourth quarter.

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

The acquisitions of the Diamond Crystal Brands (DCB) and Century Foods International (CFI) businesses have provided a substantial increase to all nine month segment measures, while third quarter comparisons are impacted by the CFI acquisition only.  Specialty Foods net sales were up 46.4 percent for the quarter and 69.5 percent for the nine months compared to the comparable fiscal 2003 periods.  Segment profit increased 37.5 percent and 52.4 percent for the quarter and nine months, respectively, compared to the prior year.  Sales tonnage increased 63.2 percent and 94.9 percent for the quarter and nine months, respectively, compared to last year.  Excluding the results of the CFI business, net sales increased 8.7 percent compared to third quarter 2003.

The Hormel HealthLabs sales tonnage for the third quarter decreased 7.1 percent compared to the prior year, while sales tonnage for the nine months remained comparable to fiscal 2003.  Thickened beverages and frozen supplements decreased by 482,000 lbs. (6.1 percent) and 811,000 lbs. (10.0 percent), respectively, compared to the prior year third quarter.  Operating profits continue to be impacted by new competition, increased production costs, and higher levels of promotional expenses.  Efforts are being focused on new product development and securing new customer contracts, which should contribute to the results of this operating segment in future periods.

The DCB and CFI businesses continue to be accretive to the Company’s consolidated earnings.  Realignment of personnel and product lines within the Specialty Foods Segment has enabled the Company to more efficiently manage and market the segment’s portfolio of products to customers.  DCB’s sugar substitute category showed particularly strong growth during the third quarter, with volume up 180 percent over the prior year.  Although the CFI business also generated volume gains, margins were pressured by record high dairy markets which contributed to lower segment operating profits.

All Other

The All Other segment includes the Dan’s Prize Inc., Vista International Packaging, Inc. (Vista), and Hormel Foods International (HFI) operating segments.  These businesses produce, market, and sell beef products and food packaging (i.e., casings for dry sausage), and manufacture, market, and sell Company products internationally.  This segment also includes various miscellaneous corporate sales.  Effective June 30, 2004, the Company completed the sale of Vista.

All Other net sales increased 11.5 percent for the quarter and 12.6 percent for nine months compared to the comparable fiscal 2003 periods.  Segment profit decreased 7.5 percent for the quarter and increased 12.2 percent for nine months, respectively, compared to prior year results.  As Vista was sold during the ninth period, comparisons for the third quarter reflect only two periods of activity in 2004 versus a complete quarter in fiscal 2003.

Export tonnage for HFI rose 23.3 percent to 19,575,000 lbs. as strong international demand for commodity pork items continued in the third quarter.  Volume gains were also seen on product lines like the SPAM family of products (up 25.4 percent) and Stagg chili (up 10.3 percent) over the prior year comparable period.  These increases were offset by increased raw material prices, resulting in decreased operating profits.  During the fourth period, the Company completed the sale of its investment in Campofrio Alimentacion, S.A.  The $6,222 pre-tax gain recorded on the sale is excluded from All Other segment profits, and is included in the nine month “Net interest and investment income.”

As noted above, the Company finalized the sale of the Vista business during the third quarter.  The $18,063 pre-tax gain recorded on the sale is excluded from All Other segment profits, and is included in “General corporate income (expense).”

Dan’s Prize Inc., the Company’s marketer and seller of beef products, experienced a strong third quarter.  The strong results throughout fiscal 2004 are due primarily to improved volume, and increased margins resulting from favorable pricing strategies.

Unallocated Income and Expenses

The Company does not allocate investment income, interest expense, and interest income to its segments when measuring performance.  The Company also retains various other income and unallocated expenses at corporate.  These items are included in the segment table for the purpose of reconciling segment results to earnings before income taxes.

Net interest and investment income was a net expense of $6,730 for the quarter and $7,581 for the nine months, compared to a net expense of $1,845 and $14,434, respectively, for the comparable periods of 2003.  The decrease for the third quarter is primarily due to lower returns on the Company’s rabbi trust for supplemental executive retirement plans and deferred income plans, and a $2,314 dividend received during the third quarter of fiscal 2003.  The increase for the nine months primarily represents the $6,222 pre-tax gain on the sale of the Company’s investment in Campofrio Alimentacion, S.A. completed during the second quarter.

General corporate income (expense) for the third quarter and nine months was net income of $16,804 and a net expense of $12,026, respectively, compared to a net expense of $6,903 and $20,048, respectively, for the comparable periods of the previous year.  The third quarter and nine months results include a pre-tax gain of $18,063 recorded on the sale of Vista International Packaging, Inc.  Other expense decreases include a reduction in bad debt expenses of $1,300 and $5,700 for the quarter and nine months, respectively, and a $2,399 reduction in post-retirement benefits recorded in the third quarter of fiscal 2004 related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. (See Note H of the Notes to Consolidated Financial Statements.)  Offsetting these decreases for the third quarter and nine months are higher pension and medical costs of $1,800 and $8,400, sales reorganization expenses of $700 and $7,500, and stock option expenses of $700 and $2,200, respectively.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions that was disclosed in the Company’s Annual Report on Form 10-K for the year ended October 25, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Selected financial ratios at the end of the third quarter of fiscal years 2004 and 2003 are as follows:

	End of Quarter
	3rd Quarter 2004	3rd Quarter 2003
Liquidity Ratios
Current ratio	2.2	2.1
Receivables turnover	17.0	15.0
Days sales in receivables	20.5	23.8
Inventory turnover	8.3	8.3
Days sales in inventory	46.8	46.2

Leverage Ratio
Long-term debt to equity	28.3%	35.0%

Operating Ratios
Pre-tax profit to net worth	26.4%	20.5%
Pre-tax profit to total assets	14.1%	10.5%

Cash, cash equivalents, and short-term marketable securities were $243,605 at the end of the third quarter of fiscal year 2004 compared to $138,785 at the end of the comparable fiscal 2003 period.

Cash provided by operating activities was $170,760 in the nine months of fiscal 2004 compared to $142,251 in the same period of fiscal 2003.  The increase in cash provided by operating activities is primarily due to improved net earnings, combined with increased inventories and liabilities driven by higher raw material costs as compared to the prior year.

Cash flow from operating activities provides the Company with its principal source of liquidity.  The Company does not anticipate a significant risk to cash flow from this source in the foreseeable future because we operate in a stable industry and have strong products across several product lines.

Cash provided by investing activities was $43,073 in the first nine months of fiscal 2004 versus $267,454 used in the first nine months of fiscal 2003.  The cash provided by investing activities in 2004 primarily reflects the $84,249 proceeds received in the second quarter sale of the remaining equity interest in the Spanish food company Campofrio Alimentacion, S.A., and the $42,525 proceeds received in the third quarter sale of Vista International Packaging, Inc.  These proceeds were offset by a $26,841 contribution to the Company’s defined benefit pension plans in second quarter.  The cash used for investing activities in 2003 primarily reflects the December 2002 acquisition of Diamond Crystal Brands (with a final purchase price of $124,528, including related costs). Other uses of cash in the prior year include the first quarter 2003 funding of $56,000 to a rabbi trust for supplemental executive retirement plans and deferred income plans, and the third quarter 2003 contribution of $51,062 to the Company’s defined contribution benefit plans.

Fixed asset expenditures were $57,234 for the first nine months of fiscal 2004 compared to $45,606 in the comparable period of fiscal 2003.  The Company estimates its fiscal 2004 fixed asset expenditures to be approximately $75,000.

Cash used in financing activities was $71,454 in the first nine months of fiscal 2004 compared to $45,575 in the same period of fiscal 2003.  The higher amount of cash used in financing was primarily due to an increase of $18,876 in principal payments on the Company’s long-term debt compared to the prior year.  Cash dividends paid to the Company’s shareholders also continues to be a significant financing activity for the Company.  Dividends paid in the first nine months of 2004 were $45,729 compared to $42,543 in the comparable period of fiscal 2003.  The Company has paid dividends for 304 consecutive quarters and expects to continue doing so.  Additionally, $13,141 was used for common stock repurchases in first nine months of fiscal 2004, compared to $4,808 in the prior year comparable period.  During the third quarter of fiscal 2004, the Company repurchased

147,000 shares of its common stock under the repurchase plan approved by the Company’s Board of Directors in October 2002.  For additional information pertaining to the Company’s share repurchase plans or programs, see Part II Item 2 “Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.”

The Company is required, by certain covenants in its debt agreements, to maintain specified levels of financial ratios and balance sheet position.  At the end of the third quarter of fiscal 2004, the Company was in compliance with all of these debt covenants.

Contractual Obligations and Commercial Commitments

As a condition to the sale of Vista International Packaging, Inc., the Company has contracted to continue purchasing specified amounts of packaging materials over the next seven years.  The total obligation of $31,000 approximates historical purchases of those items.

There have been no other material changes in the information regarding the Company’s future contractual financial obligations that was disclosed in the Company’s Annual Report on Form 10-K for the year ended October 25, 2003.

Off-Balance Sheet Arrangements

The Company enters into various agreements guaranteeing specified obligations of a few of its third party custom manufacturers who produce Company products.  In some cases the Company guarantees the payment for raw materials that were purchased by a supplier of Hormel Foods.  In other cases the Company provides a standby letter of credit for obligations of the third party that may arise under worker compensation claims.  The Company’s guarantees either terminate in one year or remain in place until such time as Hormel Foods revokes the agreement.  Total guarantees provided by the Company, as of July 24, 2004, amounted to $4,272.  These potential obligations are not reflected in the Company’s consolidated balance sheet.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risks

(In Thousands of Dollars)

Hog Markets.  The Company’s earnings are affected by fluctuations in the live hog market.  To minimize the impact on earnings, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 15 years.  Contract formulas are based on hog production costs, hog futures, or hog primal values.  Purchased hogs under contract account for 73 percent and 78 percent of the total hogs purchased by the Company through the first nine months of fiscal 2004 and 2003, respectively.  A hypothetical 10 percent change in the cash market would have impacted approximately 27 percent and 22 percent of the hogs purchased in the first nine months of fiscal 2004 and 2003, respectively, and would have had an immaterial effect on the Company’s results.  The contracts reduce volatility in hog prices and ensure a steady supply of quality hogs.

Certain procurement contracts allow for future hog deliveries (firm commitments) to be forward priced.  The Company generally hedges these firm commitments by purchasing hog futures contracts.  These futures contracts are designated and accounted for as fair value hedges.  The change in the market value of such futures contracts has historically been, and is expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Changes in the fair value of the futures contracts, along with the gain or loss on the firm commitment, are recorded on the statement of financial position as a current asset and liability, respectively.  The fair value of the Company’s open futures contracts as of July 24, 2004, was $(184).

The Company measures its market risk exposure on its hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in market prices.  A 10 percent increase or decrease in market prices would have an immaterial impact on the fair value of the Company’s July 24, 2004, open hog contracts.

Turkey Markets.  The Company raises or contracts on a yearly basis for live turkeys.  Production costs in raising turkeys are primarily subject to fluctuations in feed grain prices, particularly corn, and to a lesser extent fuel costs.  To reduce the Company’s exposure to changes in corn prices through September 2004, the Company implemented a corn-hedging program in the second quarter of fiscal 2004.  This program utilizes corn futures to offset the fluctuation in the Company’s future direct corn purchases.  These contracts are accounted for under cash flow hedge accounting, which requires they be reported at fair value.  The fair value of the Company’s corn futures as of July 24, 2004, was $(3,307).

The Company measures its market risk exposure on its corn futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for corn.  A 10 percent decrease in the market price for corn would negatively impact the fair value of the Company’s July 24, 2004, open corn contracts by $891, which in turn would have lowered the Company’s costs on purchased corn by a similar amount.

Long-Term Debt.  A principal market risk affecting the Company is the exposure to changes in interest rates on the Company’s fixed-rate, long-term debt.  Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $11,298.  The fair values of the Company’s long-term debt were estimated using discounted future cash flows based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

International.  While the Company does have international operations and operates in international markets, it considers its market risk in such activities to be immaterial.

Item 4.  Controls and Procedures

(a)                Disclosure Controls and Procedures.  As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14 of the Securities Exchange Act of 1934, as amended [the “Exchange Act”]).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequately designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

(b)               Internal Controls.  No change in the Company’s internal control over financial reporting identified in connection with such evaluation during the third quarter ended July 24, 2004, has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

HORMEL FOODS CORPORATION

Item 1.  Legal Proceedings

The Company knows of no pending material legal proceedings.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities in the Third Quarter of 2004

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
April 25, 2004 – May 29, 2004	—	$—	—	9,437,772
May 30, 2004 – June 26, 2004	99,300	30.23	99,300	9,338,472
June 27, 2004 – July 24, 2004	47,700	29.95	47,700	9,290,772
Total	147,000	$30.14	147,000

1                    In October 2002, the Company’s Board of Directors authorized the Company to repurchase up to 10,000,000 shares of common stock with no expiration date.

Item 4.  Results of Votes of Security Holders

None

Item 6.  Exhibits and Reports on Form 8-K

(a)                         Exhibits

31.1         Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

31.2         Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

32.1                           Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                        Reports on Form 8-K

Form 8-K was filed on May 20, 2004, disclosing the issuance of the Company’s earnings release for the second quarter ended April 24, 2004.

Form 8-K was filed on May 26, 2004, announcing the election of Jeffrey M. Ettinger as president and chief operating officer, and as a member of the Board of Directors.  Also announced was that Michael D. Tolbert will succeed Ettinger as president and chief executive officer of the Jennie-O Turkey Store subsidiary.

Form 8-K was filed on July 2, 2004, announcing the sale of Vista International Packaging, Inc., the Company’s food packaging subsidiary.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HORMEL FOODS CORPORATION

(Registrant)

Date:	September 2, 2004	By	/s/ M. J. McCOY
M. J. McCOY
Executive Vice President
and Chief Financial Officer

Date:	September 2, 2004	By	/s/ J. N. SHEEHAN
J. N. SHEEHAN
Vice President and Controller