Form 10-K
period 2004-10-30
HORMEL FOODS CORP /DE/
filed 2005-01-13
CIK 48465

ANNUAL REPORT ON FORM 10-K

HORMEL FOODS CORPORATION

OCTOBER 30, 2004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended OCTOBER 30, 2004      Commission File No. 1-2402

HORMEL FOODS CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	41-0319970 (I.R.S. Employer Identification No.)
1 HORMEL PLACE AUSTIN, MINNESOTA (Address of principal executive offices)	55912-3680 (Zip Code)

Registrant’s telephone number, including area code (507) 437-5611

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, PAR VALUE $.0586 PER SHARE Title of each class	NEW YORK STOCK EXCHANGE Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

NONE

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of April 24, 2004, (the last business day of the registrant’s most recently completed second fiscal quarter), was $2,289,051,474 based on the closing price of $31.04 per share on that date.

As of December 31, 2004, the number of shares outstanding of each of the registrant’s classes of common stock was as follows:

Common Stock, $.0586 Par Value—138,104,985 shares

Common Stock Non-Voting, $.01 Par Value—0 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Stockholders’ Report for the year ended October 30, 2004, are incorporated by reference into Part I and Part II Items 5-8, and included as exhibit 13.1 filed herewith.

Portions of the Proxy Statement for the Annual Meeting of the Stockholders to be held January 25, 2005, are incorporated by reference into Part III, Items 10-14.

HORMEL FOODS CORPORATION

TABLE OF CONTENTS

PART I
Item 1.	BUSINESS
Item 2.	PROPERTIES
Item 3.	LEGAL PROCEEDINGS
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Item 6.	SELECTED FINANCIAL DATA
Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Item 9A.	CONTROLS AND PROCEDURES
Item 9B.	OTHER INFORMATION
PART III
Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Item 11.	EXECUTIVE COMPENSATION
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES

PART I

Item 1.   BUSINESS

(a)   General Development of Business

Hormel Foods Corporation, a Delaware corporation (the Company), was founded by George A. Hormel in 1891 in Austin, Minnesota, as George A. Hormel & Company. The Company started as a processor of meat and food products and continues in this line of business. The Company name was changed to Hormel Foods Corporation on January 31, 1995. The Company is primarily engaged in the production of a variety of meat and food products and the marketing of those products throughout the United States. Although pork and turkey remain the major raw materials for Hormel products, the Company has emphasized for several years the manufacture and distribution of branded, consumer packaged items rather than the commodity fresh meat business.

The Company’s branding strategy led to the development of a joint venture between Hormel Foods Corporation and Cargill Meat Solutions Corporation (formerly Excel Corporation), a wholly owned subsidiary of Cargill Incorporated. This joint venture began marketing and selling nationally branded fresh case ready beef and pork under the existing HORMEL ALWAYS TENDER brand name in fiscal year 2003. This 51 percent owned joint venture, named Precept Foods, LLC, is based in Austin, Minn.

In fiscal 2001, the Jennie-O Turkey Store, Inc. (JOTS) business was formed as a result of merging the Company’s existing Jennie-O Foods, Inc. business with the operations of The Turkey Store Company, which was acquired in the second quarter of fiscal 2001. The Turkey Store Company was a turkey processing business headquartered in Barron, Wisconsin. The merged JOTS operation is currently the largest turkey processor in the world. JOTS markets its turkey products through its own sales force and independent brokers.

The acquisitions of Diamond Crystal Brands Nutritional Products in fiscal 2001 and the Century Foods International business in July of fiscal 2003 strengthened the Company’s presence in the nutritional food products and supplements market. The Company currently operates as one of the largest companies providing nutritional products to the U.S. healthcare industry.

The Company acquired the Diamond Crystal Brands, Inc. business from Imperial Sugar Co. in December of fiscal 2003. Diamond Crystal Brands packages and sells various sugar, sugar substitute, salt and pepper products, savory products, drink mixes, and dessert mixes to retail and foodservice customers.

During the third quarter of fiscal 2004, the Company completed the sale of Vista International Packaging, Inc., its food packaging subsidiary in Kenosha, Wisconsin.

The Company acquired the assets of Concept Foods Inc. (Concept) in October of fiscal 2004. Concept was renamed Alma Foods, LLC upon acquisition, and manufactures a wide variety of fully cooked entrees.

On December 29, 2004, subsequent to the fiscal 2004 year end, the Company acquired all of the stock of Clougherty Packing Company (Clougherty). Clougherty is a privately held Southern California pork processor and creator of the “Farmer John” brand of pork products popular throughout the Southwestern United States.

Internationally, the Company markets its products through Hormel Foods International Corporation (HFIC), a wholly owned subsidiary. HFIC has a presence in the international marketplace through joint ventures and placement of personnel in strategic foreign locations such as China, Australia, and the Philippines. HFIC also has a global presence with minority positions in food companies in Mexico (Hormel Alimentos, 50% holding) and the Philippines (Purefoods-Hormel, 40% holding).

The Company has not been involved in any bankruptcy, receivership, or similar proceedings during its history. Substantially all of the assets of the Company have been acquired in the ordinary course of business.

The Company had no significant change in the type of products produced or services rendered, or in the markets or methods of distribution since the beginning of the fiscal year.

(b)   Industry Segment

The Company’s business is reported in five segments: Grocery Products, Refrigerated Foods, Jennie-O Turkey Store, Specialty Foods, and All Other. The contributions of each segment to net sales to unaffiliated customers and operating profit, and the presentation of certain other financial information by segment are reported in Note K of the Notes to Consolidated Financial Statements and in the Management’s Discussion and Analysis of the Annual Stockholder’s Report for the year ended October 30, 2004, incorporated herein by reference.

(c)   Description of Business

Products and Distribution

The Company’s products primarily consist of meat and other food products. The meat products are sold fresh, frozen, cured, smoked, cooked, and canned. The percentages of total revenues contributed by classes of similar products for the last three fiscal years of the Company are as follows:

	Year Ended
	October 30, 2004	October 25, 2003	October 26, 2002
Perishable meat	50.7%	50.3%	53.0%
Nonperishable meat	16.9	18.9	19.8
Poultry	22.0	22.1	22.6
Other	10.4	8.7	4.6
	100.0%	100.0%	100.0%

Reporting of revenues from external customers is based on similarity of products, as the same or similar products are sold across multiple distribution channels such as retail, foodservice, or international. Revenues reported are based on financial information used to produce the Company’s general-purpose financial statements.

Perishable meat includes fresh meats, sausages, hams, wieners, and bacon (excluding JOTS products.)  Nonperishable meat includes canned luncheon meats, shelf stable microwaveable entrees, stews, chilies, hash, meat spreads and other items that do not require refrigeration, as well as frozen processed products. The Poultry category is composed primarily of JOTS products. The Other category primarily consists of nutritional food products and supplements, sugar and sugar substitutes, salt and pepper products, dessert mixes, and industrial gelatin products. The Other category has increased over the past two years primarily due to the acquisitions of Century Foods International (July 2003) and Diamond Crystal Brands (December 2002).

In fiscal 2004, the Company launched the Tetra Recart packaging design for its Hormel and Stagg chili brands. The launch included the national roll-out of Stagg chili, which had previously been sold only in markets west of the Mississippi River. The Company also introduced Jennie-O Turkey Store Oven Ready Turkey in the fourth quarter of fiscal 2004. Additionally, the Company is currently marketing its new SPAM Singles product in four test markets. These three initiatives are proceeding on target with Company expectations.

No other new product in fiscal 2004 required a material investment of the Company assets.

Domestically, the Company sells its products in all 50 states. Hormel products are sold through Company sales personnel, operating in assigned territories coordinated from sales offices located in most of the larger U.S. cities, as well as independent brokers and distributors. During fiscal 2004, dedicated sales teams were also developed to serve major retail customers and coordinate sales of both Grocery Products and Refrigerated Foods products. As of October 30, 2004, the Company had approximately 550 sales personnel engaged in selling its products. Distribution of products to customers is by common carrier.

Through HFIC, the Company markets its products in various locations throughout the world. Some of the larger markets include Australia, Canada, China, England, Japan, Mexico, and Micronesia. The distribution of export sales to customers is by common carrier, while the China operations own and operate their own delivery system. The Company, through HFIC, has licensed companies to manufacture various Hormel products internationally on a royalty basis, with the primary licensees being Tulip International of Denmark and CJ Corp. of South Korea.

Raw Materials

The Company has, for the past several years, been concentrating on processed branded products for consumers with year-round demand to minimize the seasonal variation experienced with commodity type products. Pork continues to be the primary raw material for Company products. Although hog producers are moving toward larger, more efficient year-round confinement operations and supply contracts are becoming increasingly prevalent in the industry, there is still a seasonal variation in the supply of fresh pork materials. The Company’s expanding line of processed items has reduced but not eliminated the sensitivity of Company results to raw material supply and price fluctuations.

Livestock slaughtered by the Company is purchased by Company buyers and commission dealers at sale barns and terminal markets or under long-term supply contracts at locations principally in Minnesota, Illinois, Iowa, Nebraska, and South Dakota. The cost of livestock and the utilization of the Company’s facilities are affected by both the level and the methods of pork production in the United States. The hog production industry has been rapidly moving to very large, vertically integrated, year-round confinement operations operating under long-term supply agreements. This has resulted in fewer hogs being available on the spot cash market, which decreases the supply of hogs on the open market and can severely diminish the utilization of slaughter facilities and increase the cost of the raw materials they produce. The Company, along with others in the industry, uses long-term supply contracts to manage the effects of this trend and to assure a stable supply of raw materials while minimizing extreme fluctuations in costs over the long-term. This may result in costs for live hogs that are either higher or lower than the spot cash market depending on the relationship of the cash spot market to contract prices. Contract costs are fully reflected in the Company’s reported financial results. In fiscal 2004, the Company purchased 67 percent of its hogs under long-term supply contracts.

In fiscal 2004, JOTS raised approximately 54 percent of the turkeys needed to meet its raw material requirements for whole bird and processed turkey products. Turkeys not sourced within the Company are contracted with independent turkey growers. JOTS’ turkey-raising farms are located throughout Minnesota and Wisconsin. Production costs in raising turkeys are primarily subject to fluctuations in feed grain prices and to a lesser extent fuel costs. As part of the Company’s risk management program, the Company periodically hedges its anticipated purchases of grain using futures contracts. The Company measures the effectiveness of these hedges on a regular basis and has determined all such hedges to be highly effective in reducing the Company’s exposure to price fluctuations in the cash grain market.

Manufacturing

The Company has plants in Austin, Minnesota; Fremont, Nebraska; and Beijing, China that slaughter livestock for processing. Quality Pork Processors of Dallas, Texas, operates the slaughter facility at Austin under a custom slaughter arrangement.

Facilities that produce manufactured items are located in Algona, Iowa; Alma, Kansas; Aurora, Illinois; Austin, Minnesota; Beloit, Wisconsin; Bondurant, Iowa; Browerville, Minnesota; Ft. Dodge, Iowa; Fremont, Nebraska; Houston, Texas; Knoxville, Iowa; Long Prairie, Minnesota; Mitchellville, Iowa; Osceola, Iowa; Perrysburg, Ohio; Quakertown, Pennsylvania; Rochelle, Illinois; Savannah, Georgia; Sparta, Wisconsin; Stockton, California; Tucker, Georgia; Visalia, California; Wichita, Kansas; Beijing, China; and Shanghai, China. Company products are also custom manufactured by several other companies. The following are the Company’s larger custom manufacturers: Lakeside Packing Company, Manitowoc, Wisconsin; Schroeder Milk, Maplewood, Minnesota; Steuben Foods, Jamaica, New York; Power Packaging, St. Charles, Illinois; Criders, Stilmore, Georgia; and Tony Downs, St. James, Minnesota. Power Logistics, Inc., based in St. Charles, Illinois, operates distribution centers for the Company in Dayton, Ohio, and Osceola, Iowa.

The Company’s turkey slaughter and processing operations are located in Barron, Wisconsin; Faribault, Minnesota; Melrose, Minnesota; Montevideo, Minnesota; Pelican Rapids, Minnesota; and Willmar, Minnesota.

Patents and Trademarks

There are numerous patents and trademarks that are important to the Company’s business. The Company holds seven foreign and 48 U.S. issued patents. Some of the trademarks are registered and some are not. In recognition of the importance of these assets, the Company created a subsidiary, Hormel Foods, LLC, in 1998 to create, own, maintain and protect most of the Company’s trademarks and patents. Some of the more significant owned or licensed trademarks used in the Company’s segments are:

HORMEL, ALWAYS TENDER, AMERICAN CLASSICS, AUSTIN BLUES, BLACK LABEL, CARAPELLI, CHI-CHI’S, CURE 81, CUREMASTER, DAN’S PRIZE, DI LUSSO, DINTY MOORE, DUBUQUE, EL TORITO, FAST ‘N EASY, HERB-OX, HERDEZ, HOMELAND, HOUSE OF TSANG, JENNIE-O TURKEY STORE, KID’S KITCHEN, LAYOUT, LITTLE SIZZLERS, MARRAKESH EXPRESS, MARY KITCHEN, OLD SMOKEHOUSE, PATAK’S, PELOPONNESE, PILLOW PACK, RANGE BRAND, ROSA, SANDWICH MAKER, SPAM, STAGG, SWEET THING, THICK & EASY and WRANGLERS.

Customers and Backlog Orders

During fiscal year 2004, no customer accounted for more than 10 percent of total Company sales. The five largest customers in each segment make up approximately the following percentage of segment sales: 33 percent of Grocery Products, 35 percent of Refrigerated Foods, 32 percent of JOTS, 37 percent of Specialty Foods, and 40 percent of All Other. The loss of one or more of the top customers in any of these segments could have a material adverse effect on the results of such segment. Backlog orders are not significant due to the perishable nature of a large portion of the products. Orders are accepted and shipped on a current basis.

Competition

The production and sale of meat and food products in the United States and internationally are highly competitive. The Company competes with manufacturers of pork and turkey products, as well as national and regional producers of other meat and protein sources, such as beef, chicken, and fish. The Company believes that its largest domestic competitors for its Refrigerated Foods segment in 2004 were Tyson Foods, Smithfield Foods and ConAgra Foods; for its Grocery Products segment, ConAgra Foods, Dial Corp. and Campbell Soup Co.; and for JOTS, ConAgra Foods and Cargill, Inc.

All Hormel segments compete on the basis of price, product quality, brand identification, and customer service. Through aggressive marketing and strong quality assurance programs, the Company’s strategy is to provide higher quality products that possess strong brand recognition, which would then support higher value perceptions from customers.

The Company competes using this same strategy in international markets around the world.

Research and Development

Research and development continues to be a vital part of the Company’s strategy to extend existing brands and expand into new branded items. The expenditures for research and development for fiscal 2004, 2003, and 2002, respectively, were approximately $15,944,000, $13,165,000, and $12,097,000. There are 51 professional employees engaged in full time research, 23 in the area of improving existing products and 28 in developing new products.

Employees

As of October 30, 2004, the Company had approximately 15,600 active employees.

(d)   Geographic Areas

Total revenues attributed to the U.S. and all foreign countries in total for the last three fiscal years of the Company are as follows (in thousands):

	Year Ended
	October 30, 2004	October 25, 2003	October 26, 2002
United States	4,565,134	4,027,520	3,706,104
Foreign	214,741	172,808	204,210
	4,779,875	4,200,328	3,910,314

Revenues from external customers are classified as domestic or foreign based on the final customer destination. No individual foreign country is material to the consolidated results. Additionally, the company’s long-lived assets located in foreign countries are not significant.

(e)   Available Information

The Company makes available, free of charge on its website at www.hormel.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are accessible under the “Investor” caption of the Company’s website and are available as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, which is within 24 hours.

The Company has adopted a Code of Ethical Business Conduct that covers its officers and directors, which is available on the Company’s website, free of charge, under the caption “Corporate.”  The Company also adopted Corporate Governance Guidelines, which are available on the Company’s website, free of charge, under the caption “Investor.”

The Company’s Board of Directors conducts its business through meetings of the Board and the following standing committees:  Audit, Compensation, Contingency, Governance, Employee Benefits, and

Executive. Each of the Audit, Compensation, Governance, Employee Benefits, and Executive Committees has adopted and operates under a written charter. Charters for the Audit, Compensation, and Governance Committees are available on the Company’s website, free of charge, under the caption “Investor — Corporate Governance.”

The documents noted above are also available in print, free of charge, to any stockholder who requests them.

(f)   Executive Officers of the Registrant

				Year
				First
		Current Office and Previous		Elected
Name	Age	Five Years Experience	Dates	Officer

Joel W. Johnson	61	Chairman of the Board and Chief Executive Officer	06/28/04 to Present	1991
		Chairman of the Board, President and Chief Executive Officer	12/08/95 to 06/27/04
Jeffrey M. Ettinger	46	President and Chief Operating Officer	06/28/04 to Present	1998
		Group Vice President/President and	03/03/03 to 06/27/04
		Chief Executive Officer Jennie-O Turkey Store
		Group Vice President/President and	10/29/01 to 03/02/03
		Chief Operating Officer Jennie-O Turkey Store
		Vice President/President and Chief	4/30/01 to 10/28/01
		Operating Officer Jennie-O Turkey Store
		Vice President/President and Chief	01/31/00 to 04/29/01
		Executive Officer Jennie-O Foods
		Vice President/Vice President Jennie-O Foods	11/01/99 to 01/30/00
		Treasurer	04/27/98 to 10/31/99
Michael J. McCoy	57	Executive Vice President and Chief Financial Officer	10/29/01 to Present	1996
		Senior Vice President and Chief Financial	05/01/00 to 10/28/01
		Officer
		Vice President and Controller	04/27/98 to 04/30/00
		Vice President and Treasurer	01/27/97 to 04/26/98
Gary J. Ray	58	Executive Vice President (Refrigerated Foods)	11/01/99 to Present	1988
		Executive Vice President (Operations)	07/27/92 to 10/31/99
Steven G. Binder	47	Group Vice President (Foodservice)	10/30/00 to Present	1998
		Vice President (Foodservice)	11/02/98 to 10/29/00
Richard A. Bross	53	Group Vice President/President	10/29/01 to Present	1995
		Hormel Foods International Corporation
		Vice President/President Hormel	11/01/99 to 10/28/01
		Foods International Corporation
		Vice President (Grocery Products)	01/30/95 to 10/31/99
Ronald W. Fielding	51	Group Vice President (Consumer Products Sales)	07/26/04 to Present	1997
		Group Vice President (Sales Strategy)	06/02/03 to 07/25/04
		Group Vice President (Meat Products)	11/01/99 to 06/01/03
		Vice President/President Hormel	01/27/97 to 10/31/99
		Foods International Corporation
James A. Jorgenson	60	Senior Vice President (Corporate Staff)	11/01/99 to Present	1990
		Vice President (Human Resources)	12/30/91 to 10/31/99
Mahlon C. Schneider	65	Senior Vice President External Affairs and	11/01/99 to 12/31/04	1990
		General Counsel
		Vice President and General Counsel	11/19/90 to 10/31/99
Thomas R. Day	46	Vice President (Foodservice Sales)	10/30/00 to Present	2000
		Director (Foodservice Sales)	11/02/98 to 10/29/00
Forrest D. Dryden	61	Vice President (Research and Development)	01/26/87 to Present	1987
Jody H. Feragen	48	Vice President and Treasurer	10/29/01 to Present	2000
		Treasurer	10/30/00 to 10/28/01
		Assistant Treasurer, National Computer Systems in Eden Prairie, Minnesota, a data collection and software company	12/01/95 to 10/29/00

Year
First
		Current Office and Previous		Elected
Name	Age	Five Years Experience	Dates	Officer

Dennis B. Goettsch	51	Vice President (Foodservice Marketing)	10/30/00 to Present	2000
		Director (Foodservice Marketing)	10/01/90 to 10/29/00
Daniel A. Hartzog	53	Vice President (Consumer Products Sales)	07/26/04 to Present	2000
		Vice President (Meat Products Sales)	10/30/00 to 07/25/04
		Director (Meat Products Business Development)	07/03/00 to 10/29/00
		Regional Sales Manager (Meat Products)	09/19/88 to 07/02/00
Kurt F. Mueller	48	Vice President (Consumer Products Sales)	07/26/04 to Present	1999
		Vice President (Fresh Pork Sales and Marketing)	11/01/99 to 07/25/04
		Director (Fresh Pork Sales and Marketing)	02/03/97 to 10/31/99
Gary C. Paxton	59	Vice President (Specialty Foods Group)	09/29/03 to Present	1992
		Vice President (Specialty Foods Group and Prepared	12/30/02 to 09/28/03
Foods Operations)
		Vice President (Prepared Foods Operations)	11/01/99 to 12/29/02
		Vice President (Manufacturing)	01/27/92 to 10/31/99
Larry J. Pfeil	55	Vice President (Engineering)	11/01/99 to Present	1999
		Director (Engineering)	01/04/99 to 10/31/99
Douglas R. Reetz	50	Vice President (Consumer Products Sales)	07/26/04 to Present	1999
		Vice President (Grocery Products Sales)	11/01/99 to 07/25/04
		Director (Grocery Products Sales and Business	09/15/97 to 10/31/99
Development)
James N. Sheehan	49	Vice President and Controller	05/01/00 to Present	1999
		Treasurer	11/01/99 to 04/30/00
		President Hormel Financial Services Corporation	09/21/98 to 10/31/99
William F. Snyder	47	Vice President (Refrigerated Foods Operations)	11/01/99 to Present	1999
		Director (Fresh Pork Operations)	09/27/99 to 10/31/99
James M. Splinter	42	Vice President (Marketing-Consumer Products-	06/02/03 to Present	2003
Refrigerated Foods)
		Senior Vice President Retail Division Jennie-O Turkey	04/30/01 to 06/01/03
Store
		Senior Vice President Sales and Marketing Jennie-O	09/06/99 to 04/29/01
Turkey Store
Joe C. Swedberg	49	Vice President (Legislative Affairs and Marketing	06/02/03 to Present	1999
Services)
		Vice President (Meat Products Marketing)	11/01/99 to 06/01/03
		Director (Meat Products Marketing)	01/04/93 to 10/31/99
Larry L. Vorpahl	41	Vice President and General Manager (Grocery	12/01/03 to Present	1999
Products)
		Vice President (Grocery Products Marketing)	11/01/99 to 11/30/03
		Director (Grocery Products Marketing)	09/30/96 to 10/31/99
Michael D. Tolbert	48	Vice President/President Jennie-O Turkey Store	05/31/04 to Present	2004
		Chief Information Officer	01/28/02 to 05/30/04
		Director of Business Development (Grocery Products)	05/01/00 to 01/27/02
		Grocery Products National Manager Business	11/18/96 to 04/30/00
Development
James W. Cavanaugh	56	Senior Vice President External Affairs and General Counsel	01/01/05 to Present	2001
		Corporate Secretary and Senior Attorney	01/29/01 to Present
		Assistant Secretary and Senior Attorney	01/29/90 to 01/28/01

No family relationship exists among the executive officers.

Executive officers are elected annually by the Board of Directors at the first meeting following the Annual Meeting of Stockholders. Vacancies may be filled and additional officers elected at any regular or special meeting.

Item 2.   PROPERTIES

	Approximate
	Floor Space		Lease
	(Square Feet)	Owned or	Expiration
Location	Unless Noted	Leased	Date
Hormel Foods Corporation
Slaughtering and Processing Plants
Austin, Minnesota	1,292,000	Owned
Fremont, Nebraska	661,000	Owned
Processing Plants
Algona, Iowa	153,000	Owned
Alma, Kansas	70,000	Owned
Aurora, Illinois	141,000	Owned
Beloit, Wisconsin	339,000	Owned
Ft. Dodge, Iowa	17,000	Owned
Houston, Texas	93,000	Owned
Knoxville, Iowa	130,000	Owned
Osceola, Iowa	334,000	Owned
Quakertown, Pennsylvania	13,000	Owned
Rochelle, Illinois	440,000	Owned
Sparta, Wisconsin	385,000	Owned
Stockton, California	139,000	Owned
Tucker, Georgia	259,000	Owned
Wichita, Kansas	80,000	Owned
Warehouse/Distribution Centers
Austin, Minnesota—Annex	83,000	Owned
Dayton, Ohio	140,000	Owned
Eldridge, Iowa	280,000	Leased	September, 2005
Osceola, Iowa	233,000	Owned
Stockton, California	232,000	Leased	July, 2007
Tucker, Georgia	96,000	Leased	September, 2009
Research and Development Center
Austin, Minnesota	79,000	Owned
Corporate Offices
Austin, Minnesota	203,000	Owned
Dan’s Prize, Inc.
Browerville, Minnesota—Plant	52,000	Owned
Long Prairie, Minnesota—Plant	80,000	Owned
Jennie-O Turkey Store, Inc.
Plants
Barron, Wisconsin	372,000	Owned
Faribault, Minnesota	170,000	Owned
Melrose, Minnesota	127,000	Owned
Montevideo, Minnesota	85,000	Owned
Pelican Rapids, Minnesota	224,000	Owned
Willmar, Minnesota	508,000	Owned

Feed Mills
Atwater, Minnesota	19,000	Owned
Barron, Wisconsin	26,000	Owned
Dawson, Minnesota	37,000	Owned
Faribault, Minnesota	21,000	Owned
Henning, Minnesota	5,000	Owned
Northfield, Minnesota	17,000	Owned
Perham, Minnesota	26,000	Owned
Swanville, Minnesota	29,000	Owned
Other
Barron, Wisconsin—Hatchery	37,000	Owned
Detroit Lakes, Minnesota—Hatchery	31,000	Owned
Henning, Minnesota—Hatchery	22,000	Owned
Melrose, Minnesota—Warehouse	9,000	Owned
Turkey Farms	*14,500	Owned
Willmar, Minnesota—Warehouses	25,000	Owned
Mountain Prairie, LLC
Las Animas, Colorado—Hog Confinement Buildings	707,000	Leased	Various: September 2007 - December 2008
Beijing Hormel Foods Co. Ltd.
Beijing, China—Plant	68,000	76.4% Owned
Shanghai Hormel Foods Co. Ltd.
Shanghai, China—Plant	38,000	80.7% Owned
Diamond Crystal Brands, Inc.
Bondurant, Iowa—Plant	68,000	Owned
Mitchellville, Iowa—Plants	81,000	Owned
Perrysburgh, Ohio	183,000	Owned
Savannah, Georgia	353,000	Owned
Visalia, California	107,000	Owned

*                    Acres

Many of these properties are not exclusive to any one of the Company’s segments and a few of the properties are utilized in all five segments of the Company. The Company has renovation or building projects in progress at Austin, Minnesota; Fremont, Nebraska; Rochelle, Illinois; Osceola, Iowa; Bondurant, Iowa; and at various JOTS locations. The Company believes its operating facilities are well maintained and suitable for current production volumes and all volumes anticipated in the foreseeable future.

Item 3.   LEGAL PROCEEDINGS

The Company knows of no pending material legal proceedings.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to shareholders during the fourth quarter of the 2004 fiscal year.

PART II

Item 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The high and low closing price of the Company’s Common Stock and the dividends per share declared for each fiscal quarter of 2004 and 2003, respectively, are shown below:

2004	High	Low	Dividend
First Quarter	$27.45	$23.80	$.1125
Second Quarter	31.04	26.54	.1125
Third Quarter	31.63	29.06	.1125
Fourth Quarter	29.70	26.00	.1125

2003	High	Low	Dividend
First Quarter	$24.30	$21.76	$.1050
Second Quarter	22.60	20.18	.1050
Third Quarter	24.98	22.41	.1050
Fourth Quarter	24.15	21.25	.1050

Additional information about dividends, principal market of trade and number of stockholders on page 49 of the Annual Stockholders’ Report for the year ended October 30, 2004, is incorporated herein by reference. The Company’s Common Stock has been listed on the New York Stock Exchange since January 16, 1990.

Issuer purchases of equity securities in the fourth quarter of fiscal year 2004 are shown below:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 25, 2004 - August 28, 2004	261,700	$28.39	261,700	9,029,072
August 29, 2004 - September 25, 2004	354,700	27.11	354,300	8,674,772
September 26, 2004 - October 30, 2004	276,400	26.62	276,400	8,398,372
Total	892,800	$27.34	892,400

(1)                 Shares repurchased during the quarter, other than through publicly announced plans or programs, represent purchases for the Company’s employee awards program.

(2)                 In October 2002, the Company’s Board of Directors authorized the Company to repurchase up to 10,000,000 shares of common stock with no expiration date.

Item 6.   SELECTED FINANCIAL DATA

Selected Financial Data for the five years ended October 30, 2004, on page 16 of the Annual Stockholders’ Report for the year ended October 30, 2004, is incorporated herein by reference.

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Information in the Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 16 through 29 of the Annual Stockholders’ Report for the year ended October 30, 2004, is incorporated herein by reference.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information on the Company’s exposure to market risk is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 29 of the Annual Stockholders’ Report for the year ended October 30, 2004, and is incorporated herein by reference.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements, including unaudited quarterly data, on pages 31 through 46 and the Report of Independent Registered Public Accounting Firm on page 30 of the Annual Stockholders’ Report for the year ended October 30, 2004, are incorporated herein by reference.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.   CONTROLS AND PROCEDURES

(a)           Disclosure Controls and Procedures.  As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequately designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms.

(b)          Internal Controls.  During the last quarter of fiscal year 2004, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   OTHER INFORMATION

None.

PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information under “Item 1—Election of Directors,” contained on pages 3 and 4 and under “Board of Director and Committee Meetings,” on pages 6 and 7, and the second sentence of the second paragraph under “Audit Committee Report,” contained on page 7 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 25, 2005, is incorporated herein by reference.

Information concerning Executive Officers is set forth in Item 1(f) of Part I pursuant to Instruction 3, Paragraph (b) of Item 401 of Regulation S-K.

Information under “Section 16(a) Beneficial Ownership Reporting Compliance,” on page 18 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 25, 2005, is incorporated herein by reference.

The Company has adopted a Code of Ethical Business Conduct in compliance with applicable rules of the Securities and Exchange Commission that applies to its principal executive officer, its principal financial officer, and its principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethical Business Conduct is available on the Company’s website at www.hormel.com, free of charge, under the caption, “Corporate.”  The Company intends to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethical Business Conduct by posting such information on the Company’s website at the address and location specified above.

Item 11.   EXECUTIVE COMPENSATION

Information for the year ended October 30, 2004, commencing with “Summary Compensation Table” on page 13 through page 16 and “Compensation of Directors” on page 7 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 25, 2005, is incorporated herein by reference.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information for the year ended October 30, 2004, under “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” on pages 9 and 10, and information under “Equity Compensation Plan Information” on page 17 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 25, 2005, is incorporated herein by reference.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information under “Related Party Transactions” for the year ended October 30, 2004, as set forth on page 18 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 25, 2005, is incorporated herein by reference.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the “Payment of Fees to Auditors” on page 8 of the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held January 25, 2005, is incorporated herein by reference.

PART IV

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The response to Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORMEL FOODS CORPORATION
By:	/s/ JOEL W. JOHNSON	January 13, 2005
	JOEL W. JOHNSON, Chairman of the Board and Chief Executive Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Date	Title
/s/ JOEL W. JOHNSON	1/13/05	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
JOEL W. JOHNSON
/s/ JEFFREY M. ETTINGER	1/13/05	President, Chief Operating Officer and Director
JEFFREY M. ETTINGER
/s/ MICHAEL J. McCOY	1/13/05	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)
MICHAEL J. McCOY

/s/ GARY J. RAY*	1/13/05	Executive Vice President Refrigerated Foods and Director
GARY J. RAY
/s/ JOHN W. ALLEN*	1/13/05	Director
JOHN W. ALLEN
/s/ JOHN R. BLOCK*	1/13/05	Director
JOHN R. BLOCK
/s/ E. PETER GILLETTE JR.*	1/13/05	Director
E. PETER GILLETTE JR.

	Name	Date	Title
	/s/ LUELLA G. GOLDBERG*	1/13/05	Director
LUELLA G. GOLDBERG
	/s/ SUSAN I. MARVIN*	1/13/05	Director
SUSAN I. MARVIN
	/s/ JOHN L. MORRISON*	1/13/05	Director
JOHN L. MORRISON
	/s/ DAKOTA A. PIPPINS*	1/13/05	Director
DAKOTA A. PIPPINS
	/s/ JOHN G. TURNER*	1/13/05	Director
JOHN G. TURNER
	/s/ DR. ROBERT R. WALLER*	1/13/05	Director
DR. ROBERT R. WALLER
*By:	/s/ MICHAEL J. McCOY	1/13/05
MICHAEL J. McCOY, as Attorney-In-Fact

ANNUAL REPORT ON FORM 10-K

ITEM 15

LIST OF FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULE

LIST OF EXHIBITS

YEAR ENDED OCTOBER 30, 2004

HORMEL FOODS CORPORATION

Austin, Minnesota

Item 15

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

HORMEL FOODS CORPORATION

FINANCIAL STATEMENTS

The following consolidated financial statements of Hormel Foods Corporation included in the Annual Stockholders’ Report for the year ended October 30, 2004, are incorporated herein by reference in Item 8 of Part II of this report:

Consolidated Statements of Financial Position—October 30, 2004, and October 25, 2003.

Consolidated Statements of Operations—Years Ended October 30, 2004, October 25, 2003 and October 26, 2002.

Consolidated Statements of Changes in Shareholders’ Investment—Years Ended October 30, 2004, October 25, 2003, and October 26, 2002.

Consolidated Statements of Cash Flows—Years Ended October 30, 2004, October 25, 2003, and October 26, 2002.

Notes to Financial Statements—October 30, 2004.

Report of Independent Registered Public Accounting Firm

FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statement schedule of Hormel Foods Corporation required pursuant to Item 15(c) is submitted herewith:

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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

HORMEL FINANCIAL SERVICES CORPORATION

(In Thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E
		Additions
	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other Accounts—	Deductions—		End of
Classification	of Period	Expenses	Describe	Describe		Period
Valuation reserve deduction from assets account:
Fiscal year ended October 30, 2004
Allowance for doubtful				$560	(1)
accounts receivable	$2,880	$1,285	$120 (4)	(875	)(2)	$4,600
Fiscal year ended October 25, 2003
Allowance for doubtful				$6,644	(1)
accounts receivable	$1,393	$7,474	$431 (3)	(226	)(2)	$2,880
Fiscal year ended October 26, 2002
Allowance for doubtful				$1,674	(1)
accounts receivable	$1,393	$1,638	$0	(36	)(2)	$1,393

Note (1)—Uncollectible accounts written off.

Note (2)—Recoveries on accounts previously written off.

Note (3)—Increase in the reserve due to the inclusion of Diamond Crystal Brands accounts receivable.

Note (4)—Increase in the reserve due to the inclusion of Century Foods International accounts receivable.

LIST OF EXHIBITS
HORMEL FOODS CORPORATION

NUMBER	DESCRIPTION OF DOCUMENT
2.1(1)

Agreement and Plan of Merger and Plan of Reorganization dated January 22, 2001, by and among Hormel, Badger Acquisition Corporation, Jerome Foods, Inc. and Jerome K. Jerome. (Incorporated by reference to Hormel’s Current Report on Form 8-K dated March 9, 2001, File No. 001-02402.)

2.2(2)

Clougherty Packing Company Stock Purchase Agreement, dated as of December 29, 2004, between Hormel Foods Corporation, as Buyer, the Sellers (as identified in the Agreement), and Sellers’ Representative.

3.1(1)	Certificate of Incorporation as amended to date. (Incorporated by reference to Exhibit 3A-1 to Hormel’s Annual Report on Form 10-K/A for the fiscal year ended October 28, 2000, File No. 001-02402.)
3.2(2)	Bylaws as amended to date.
4.1(1)

Indenture dated as of June 1, 2001, between Hormel and U.S. Bank Trust National Association, as Trustee relating to certain outstanding debt securities. (Incorporated by reference to Exhibit 4.1 to Hormel’s Registration Statement on Form S-4 dated, August 28, 2001, File No. 333-68498.)

4.2(1)

Supplemental Indenture No. 1 dated as of June 4, 2001, to Indenture dated as of June 1, 2001, between Hormel and U.S. Bank Trust National Association, as Trustee, relating to certain outstanding debt securities. (Incorporated by reference to Exhibit 4.2 to Hormel’s Registration Statement on Form S-4 dated August 28, 2001, File No. 333-68498.)

4.3(1)

Letter of Representations dated June 5, 2001, among Hormel, U.S. Bank Trust National Association, as Trustee, and The Depository Trust Company relating to certain outstanding debt securities of Hormel. (Incorporated by reference to Exhibit 4.3 to Hormel’s Registration Statement on Form S-4 dated August 28, 2001, File No. 333-68498.)

4.4(1)

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of holders of certain long-term debt are not filed. Hormel agrees to furnish copies thereof to the Securities and Exchange Commission upon request.

10.1(1)

U.S. $150,000,000 Credit Agreement, dated as of October 20, 2003, between Hormel, the banks identified on the signature pages thereof, and Citicorp U.S.A. Inc., as Administrative Agent. (Incorporated by Reference to Exhibit 10.1 to Hormel’s Current Report on Form 8-K dated October 23, 2003.)

10.2(1)(3)	Hormel Foods Corporation Operators’ Shares Incentive Compensation Plan. (Incorporated by Reference to Appendix A to Hormel’s definitive Proxy Statement filed on December 23, 1997, File No. 001-02402.)
10.3(1)(3)

Hormel Foods Corporation Supplemental Executive Retirement Plan (2002 Restatement.) (Incorporated by Reference to Exhibit 10.3 to Hormel’s Annual Report on Form 10-K for the fiscal year ended October 26, 2002, File No. 001-02402.)

10.4(1)(3)	Hormel Foods Corporation 2000 Stock Incentive Plan. (Incorporated by Reference to Exhibit A to Hormel’s definitive Proxy Statement filed on December 29, 1999, File No. 001-02402.)

NUMBER	DESCRIPTION OF DOCUMENT
10.5(1)(3)	Hormel Foods Corporation Long-Term Incentive Plan. (Incorporated by Reference to Appendix B to Hormel’s definitive Proxy Statement filed on December 23, 1997, File No. 001-02402.)
10.6(1)(3)

Hormel Foods Corporation Supplemental Retirement Benefits Plan for the Benefit of Joel W. Johnson (1999 Restatement.) (Incorporated by Reference to Exhibit 10.6 to Hormel’s Annual Report on Form 10-K for the fiscal year ended October 26, 2002, File No. 001-02402.)

10.7(1)(3)

Hormel Foods Corporation Executive Deferred Income Plan II (2002 Restatement.) (Incorporated by Reference to Exhibit 10.7 to Hormel’s Annual Report on Form 10-K for the fiscal year ended October 26, 2002, File No. 001-02402.)

10.8(1)

Form of Indemnification Agreement for Directors and Officers. (Incorporated by Reference to Exhibit 10.8 to Hormel’s Annual Report on Form 10-K for the fiscal year ended October 26, 2002, File No. 001-02402.)

10.9(2)	Hormel Foods Corporation Non Employee Director Deferred Stock Plan (Plan Adopted October 4, 1999; Amended and Restated November 24, 2003.)
11.1(1)	Statement re: computation of per share earnings. (Included in Exhibit 13.1 filed with this Annual Report on Form 10-K for the fiscal year ended October 30, 2004.)
13.1(2)	Pages 16 through 49 of the Annual Stockholders’ Report for the fiscal year ended October 30, 2004.
21.1(2)	Subsidiaries of the Registrant.
23.1(2)	Consent of Independent Registered Public Accounting Firm.
24.1(2)	Power of Attorney.
31.1(2)	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(2)	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(2)	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1(2)	Cautionary Statement Regarding Forward-Looking Statements and Risk Factors.

(1)                 Document has previously been filed with the Securities and Exchange Commission and is incorporated herein by reference.

(2)                 These Exhibits transmitted via EDGAR.

(3)                 Management compensatory plan.