Form 10-Q
period 2005-01-30
HORMEL FOODS CORP /DE/
filed 2005-03-11
CIK 48465

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended January 30, 2005	Commission File Number 1-2402

HORMEL FOODS CORPORATION

Incorporated Under the Laws of the State of Delaware	Fein #41-0319970

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

YES	X	NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES	X	NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding at January 30, 2005
Common Stock	$.0586 par value 138,175,836
Common Stock Non-Voting	$.01 par value -0-

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CRITICAL ACCOUNTING POLICIES
RESULTS OF OPERATIONS
Overview
Consolidated Results
Segment Results
Related Party Transactions
LIQUIDITY AND CAPITAL RESOURCES
FORWARD-LOOKING STATEMENTS

Item 3. Quantitative and Qualitative Disclosure about Market Risks

Item 4. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In Thousands of Dollars)

	January 30,	October 30,
	2005	2004
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$145,205	$288,881
Accounts receivable	282,359	272,738
Inventories	472,865	425,655
Deferred income taxes	28,811	29,254
Prepaid expenses and other current assets	14,092	12,875
TOTAL CURRENT ASSETS	943,332	1,029,403

DEFERRED INCOME TAXES	2,973	0

GOODWILL	443,740	417,728

OTHER INTANGIBLES	108,491	95,214

NET PENSION ASSETS	63,498	67,037

INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	58,305	55,232

OTHER ASSETS	167,312	165,117

PROPERTY, PLANT AND EQUIPMENT
Land	36,214	25,872
Buildings	509,664	455,860
Equipment	1,009,787	948,244
Construction in progress	47,370	44,666
	1,603,035	1,474,642
Less allowance for depreciation	(785,282)	(770,405)
	817,753	704,237

TOTAL ASSETS	$2,605,404	$2,533,968

See notes to consolidated financial statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In Thousands of Dollars)

	January 30,	October 30,
	2005	2004
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$219,599	$203,563
Accrued expenses	41,899	31,435
Accrued marketing expenses	83,389	71,855
Employee compensation	68,468	94,548
Taxes, other than federal income taxes	15,439	13,569
Dividends payable	18,223	15,673
Federal income tax	25,647	17,963
Current maturities of long-term debt	15,760	15,760
TOTAL CURRENT LIABILITIES	488,424	464,366

LONG-TERM DEBT—less current maturities	361,495	361,510

ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION	257,597	257,392

OTHER LONG-TERM LIABILITIES	47,327	47,128

DEFERRED INCOME TAXES	0	4,324

SHAREHOLDERS’ INVESTMENT
Preferred stock, par value $.01 a share— authorized 80,000,000 shares; issued—none
Common stock, non-voting, par value $.01 a share—authorized 200,000,000 shares; issued—none
Common stock, par value $.0586 a share— authorized 400,000,000 shares;
issued 138,224,600 shares January 30, 2005
issued 137,875,211 shares October 30, 2004	8,100	8,079
Additional paid-in capital	5,968	0
Accumulated other comprehensive loss	(23,242)	(23,534)
Retained earnings	1,461,111	1,414,703
	1,451,937	1,399,248
Shares held in treasury – 48,764 shares	(1,376)	0
TOTAL SHAREHOLDERS’ INVESTMENT	1,450,561	1,399,248

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$2,605,404	$2,533,968

See notes to consolidated financial statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	January 30, 2005	January 24, 2004
Net sales	$1,271,431	$1,135,533
Cost of products sold	959,618	863,757
GROSS PROFIT	311,813	271,776

Expenses:
Selling and delivery	169,517	151,640
Administrative and general	40,622	36,618
TOTAL EXPENSES	210,139	188,258

Equity in earnings of affiliates	2,927	1,706
OPERATING INCOME	104,601	85,224

Other income and expenses:
Interest and investment income	4,605	3,202
Interest expense	(6,774)	(6,810)
EARNINGS BEFORE INCOME TAXES	102,432	81,616
Provision for income taxes	37,958	29,790

NET EARNINGS	$64,474	$51,826

NET EARNINGS PER SHARE:
BASIC	$0.47	$0.37
DILUTED	$0.46	$0.37

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	138,036	138,612
DILUTED	139,626	140,102

DIVIDENDS DECLARED PER SHARE:	$0.1300	$0.1125

See notes to consolidated financial statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(Unaudited)

	Three Months Ended
	January 30, 2005	January 24, 2004
OPERATING ACTIVITIES
Net earnings	$64,474	$51,826
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	24,137	21,275
Amortization of intangibles	2,023	1,750
Equity in earnings of affiliates	(2,739)	(1,358)
Provision for deferred income taxes	(5,885)	(2,597)
Loss on property/equipment sales and plant facilities	181	0
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	17,084	25,112
Increase in inventories, prepaid expenses, and other current assets	(16,921)	(44,384)
Decrease in accounts payable and accrued expenses	(3,894)	(21,280)
Other	1,477	806
NET CASH PROVIDED BY OPERATING ACTIVITIES	79,937	31,150

INVESTING ACTIVITIES
Purchase of held-to-maturity securities	0	(3,250)
Acquisitions of businesses	(188,243)	(2,070)
Purchases of property/equipment	(24,761)	(15,830)
Proceeds from sales of property/equipment	514	604
Decrease (Increase) in investments, equity in affiliates, net pension assets, and other assets	952	(3,161)
NET CASH USED IN INVESTING ACTIVITIES	(211,538)	(23,707)

FINANCING ACTIVITIES
Principal payments on long-term debt	(15)	(2,351)
Dividends paid on Common Stock	(15,516)	(14,550)
Stock repurchase	(1,229)	(8,711)
Other	4,685	2,131
NET CASH USED IN FINANCING ACTIVITIES	(12,075)	(23,481)

DECREASE IN CASH AND CASH EQUIVALENTS	(143,676)	(16,038)
Cash and cash equivalents at beginning of year	288,881	97,976

CASH AND CASH EQUIVALENTS AT END OF QUARTER	$145,205	$81,938

See notes to consolidated financial statements

HORMEL FOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share and Percentage Amounts)

(Unaudited)

NOTE A              GENERAL

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year.  The balance sheet at October 30, 2004, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004.

Stock-Based Compensation

In the fourth quarter of fiscal 2003, the Company adopted the fair value method of accounting for employee stock options in accordance with Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  At that time, the Company elected to use the prospective method to recognize stock-based compensation expense.  The Company has continued to use the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for employee stock options granted prior to fiscal year 2003.  Based on that methodology, the Company recognized $903, net of tax, for stock options expense in the first quarter of fiscal 2005.

In the first quarter of fiscal 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment.”   The statement is effective for interim or annual periods beginning after June 15, 2005, and the Company will adopt the statement in the fourth quarter of fiscal 2005.  The provisions of the statement require that the Company begin expensing options using the modified-prospective transition method at that time.  As a result of beginning to expense grants issued prior to fiscal 2003 that are currently vesting, the Company will incur approximately $500, before tax, of additional expense in the fourth quarter of fiscal 2005 than previously projected under the prospective method.

In calculating the fair value of options granted in fiscal 2005, the Company has increased the expected life assumption to 8.0 years from 7.0 years used in 2004.  Additionally, the Company reduced the volatility assumption to 22.0% from 24.4% used in 2004.

Pro forma amounts as if the Company had used the fair value method in accounting for all employee stock options are as follows:

	Three Months Ended
	January 30, 2005	January 24, 2004
Net earnings, as reported	$64,474	$51,826
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	903	507
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,283)	(1,250)

Pro forma net earnings	$64,094	51,083

Earnings per share:
Basic—as reported	$0.47	$0.37
Basic—pro forma	$0.46	$0.37

Diluted—as reported	$0.46	$0.37
Diluted—pro forma	$0.46	$0.36

Guarantees

The Company enters into various agreements guaranteeing specified obligations of affiliated parties.  Currently, the Company provides a standby letter of credit for obligations of an affiliated party that may arise under worker compensation claims.  The Company’s guarantees either terminate in one year or remain in place until such time as Hormel Foods revokes the agreement.  Total guarantees provided by the Company, as of January 30, 2005, amounted to $1,940.  These potential obligations are not reflected in the Company’s consolidated balance sheet.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”  The statement requires that entities measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, as calculated using an accepted valuation model.  In addition, the statement rescinds the use of the prospective transition model for expensing employee stock options.  The impact of adopting this statement is discussed above under the heading “Stock-Based Compensation.”

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.”  The statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The statement is effective for fiscal periods beginning after June 15, 2005, and adoption is not expected to have a material impact on the Company’s financial condition.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.”  The statement requires that idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as a current-period charge to earnings.  Previous guidance mandated that these costs be charged to earnings on a current basis only under certain circumstances.  The statement is effective for annual periods beginning after June 15, 2005, and adoption is not expected to have a material impact on the Company’s financial condition.

NOTE B              ACQUISITIONS

On December 29, 2004, the Company purchased all of the outstanding stock of Clougherty Packing Company (Clougherty), for $185.7 million in cash.  Clougherty is a privately held Southern California pork processor and maker of the Farmer John brand of pork products popular throughout the Southwestern United States.  The acquisition is expected to strengthen the Company’s presence in that geographic area and complements many of the Company’s existing product families.  Allocation of the purchase price, including related costs, is presented in the table below.  The allocation is preliminary, pending completion of Clougherty’s annual audit, final asset valuations, and post-closing working capital adjustments.

(In Thousands)
Current assets	$59,100
Goodwill	26,012
Other intangibles	15,300
Other assets	50
Property, plant and equipment	113,587
Current liabilities	(25,806)
Purchase price (including related costs)	$188,243

Clougherty’s operating results are included in the Company’s Consolidated Statement of Operations from the date of acquisition, and are reported in the Refrigerated Foods segment.  Pro forma results of operations are not presented for the Clougherty acquisition, as the effects are not material to the consolidated Company.

NOTE C              GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill for the three month period ended January 30, 2005, are presented in the table below.  The $26,012 of goodwill acquired in the first quarter represents the preliminary purchase price allocation related to the acquisition of Clougherty Packing Company (Clougherty) on December 29, 2004.

	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	Other	Total
Balance as of October 30, 2004	$40,564	$5,224	$203,214	$166,374	$2,352	$417,728
Goodwill acquired		26,012				26,012
Balance as of January 30, 2005	$40,564	$31,236	$203,214	$166,374	$2,352	$443,740

The gross carrying amount and accumulated amortization for definite-lived intangible assets are presented below.  The increase for the first quarter represents the preliminary valuation of customer lists acquired from Clougherty.

	January 30, 2005		October 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Formulas	$13,195	$(3,907)	$13,195	$(3,460)
Non-compete covenants	12,740	(5,152)	12,740	(4,511)
Customer lists	10,720	(1,163)	5,420	(870)
Proprietary software & Technology	8,870	(1,211)	8,970	(1,076)
Distribution network	3,100	(650)	3,100	(572)
Other intangibles	6,042	(3,387)	6,292	(3,308)
Total	$54,667	$(15,470)	$49,717	$(13,797)

Amortization expense for the three months ended January 30, 2005, and January 24, 2004, was $2,023 and $1,750, respectively.

Estimated annual amortization expense for the five fiscal years after October 30, 2004, is as follows:

2005	$8,269
2006	7,760
2007	7,369
2008	4,934
2009	3,636

The carrying amounts for indefinite-lived intangible assets are presented in the table below.  The $10,000 increase for the first quarter represents the preliminary valuation of trademarks acquired from Clougherty.

	January 30, 2005	October 30, 2004
Brand/tradename/trademarks	$69,110	$59,110
Other intangibles	184	184
Total	$69,294	$59,294

NOTE D              SHIPPING AND HANDLING COSTS

Shipping and handling costs are recorded as selling and delivery expenses.  Shipping and handling costs were $83,403 for the three months ended January 30, 2005, compared to $73,006 for the three months ended January 24, 2004.  The increase is primarily due to higher fuel related charges as compared to the prior year.

NOTE E              EARNINGS PER SHARE DATA

The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended
	January 30, 2005	January 24, 2004

Basic weighted-average shares outstanding	138,036	138,612

Net effect of dilutive stock options	1,590	1,490

Diluted weighted-average shares outstanding	139,626	140,102

NOTE F              COMPREHENSIVE INCOME

Components of comprehensive income, net of taxes, are:

	Three Months Ended
	January 30, 2005	January 24, 2004
Net earnings	$64,474	$51,826
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	0	15,420
Deferred loss on hedging	(1,533)	(22)
Reclassification adjustment into net earnings	1,613	1,197
Foreign currency translation	212	(461)
Other comprehensive income	292	16,134
Total comprehensive income	$64,766	$67,960

NOTE G              INVENTORIES

Principal components of inventories are:

	January 30, 2005	October 30, 2004
Finished products	$288,803	$258,941
Raw materials and work-in-process	134,022	126,139
Materials and supplies	87,049	77,329
LIFO reserve	(37,009)	(36,754)

Total	$472,865	$425,655

NOTE H              DERIVATIVES AND HEDGING

The Company uses hedging programs to manage risk associated with commodity purchases and certain foreign currency transactions.  These programs utilize futures contracts and swaps to manage the Company’s exposure to price fluctuations in the commodities markets and fluctuations in foreign currencies.

Cash Flow Hedges:  The Company from time to time utilizes corn and soybean meal futures to offset the price fluctuation in the Company’s future commodity purchases.  The Company has entered into various NYMEX-based swaps to hedge the purchase of natural gas at various plant locations.  The Company also utilizes currency futures contracts to reduce its exposure to fluctuations in foreign currencies related to the receipt of royalties that are computed in British pounds.  The financial instruments are designated and accounted for as cash flow hedges, and the Company measures the effectiveness of the hedges on a regular basis.  The Company has determined its hedges to be highly effective and recorded an immaterial amount of ineffectiveness to earnings in the first quarter of fiscal 2005.  Effective gains or losses related to these cash flow hedges are reported as other comprehensive income (loss) and reclassified into earnings, through cost of products sold (commodity positions) or net sales (currency futures), in the period or periods in which the hedged transactions affect earnings.  The Company typically does not hedge its commodity purchases beyond 15 months and currency exposure beyond 12 months.

As of January 30, 2005, the Company has included in accumulated other comprehensive loss hedging losses of $2,409 (net of tax) relating to its positions.  The Company expects to recognize the majority of these losses over the next twelve months.  Losses in the amount of $2,588, before tax, were reclassified into earnings in the three months ended January 30, 2005.

Fair Value Hedges:  The Company utilizes hog futures to minimize the price risk assumed when forward priced contracts are offered to the Company’s hog producers.  The intent of the program is to make the forward priced hogs cost nearly the same as cash market hogs at the date of delivery.

The futures contracts are designated and accounted for as fair value hedges, and the Company measures the effectiveness of the hedges on a regular basis.  The Company has determined its hedge program to be highly effective.  In the first quarter of 2005, the Company recorded $80 of ineffectiveness to earnings related to hedge positions.  Changes in the fair value of the futures contracts, along with the gain or loss on the hedged purchase commitment, are marked-to-market through earnings and are recorded on the consolidated statement of financial position as a current asset and liability, respectively.

As of January 30, 2005, the fair value of the Company’s open futures contracts was $(1,498).  Losses on closed futures contracts in the amount of $1,953, before tax, were recognized in earnings during the three months ended January 30, 2005.

NOTE I             PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Net periodic benefit cost for pension and other postretirement benefit plans consists of the following:

	Pension Benefits Three months ended		Other Postretirement Benefits Three months ended
	January 30, 2005	January 24, 2004	January 30, 2005	January 24, 2004
Service cost	$4,580	$4,169	$806	$796
Interest cost	9,956	9,495	5,604	5,615
Expected return on plan assets	(11,937)	(9,785)
Amortization of transition obligation		(52)
Amortization of prior service cost	228	227	1,414	1,387
Recognized actuarial loss	2,641	2,467	960	531

Net periodic cost	$5,468	$6,521	$8,784	$8,329

During the third quarter of fiscal 2004, the Company determined its prescription drug plan to be actuarially equivalent to Medicare Part D, based on an analysis of the net company cost, and adopted the provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.   This resulted in a reduction of the Company’s accumulated postretirement benefit obligation of $41,451.  That amount represents an actuarial gain that is being amortized over future service periods.  Any subsidies or reductions in covered claims will reduce periodic service costs.  Future guidance issued by the federal government for determining actuarial equivalency could require the Company to review this determination and change previously reported information.

NOTE J              SEGMENT REPORTING

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

The Refrigerated Foods segment includes the Meat Products and Foodservice business units.  The segment consists primarily of the processing, marketing, and sale of branded and unbranded pork products for the retail, foodservice, and fresh customer markets.  This segment also includes the Precept Foods, LLC operation, which offers fresh case-ready pork and beef products to its retail customers.  Precept Foods, LLC is a 51 percent owned joint venture between Hormel Foods Corporation and Cargill Meat Solutions Corporation (formerly Excel Corporation), a wholly owned subsidiary of Cargill, Incorporated.  Clougherty Packing Company, which was acquired on December 29, 2004, is also included in this segment.

The Jennie-O Turkey Store segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for the retail, foodservice, and fresh customer markets.

The Specialty Foods segment includes the Diamond Crystal Brands, Century Foods International, Hormel HealthLabs, and Specialty Products operating segments.  This segment consists of the packaging and sale of various sugar and sugar substitute products, salt and pepper products, dessert mixes, gelatin products, and private label canned meats to retail and foodservice customers.  This segment also includes the processing, marketing, and sale of nutritional food products and supplements to hospitals, nursing homes, and other marketers of nutritional products. Effective November 1, 2004, the Hormel HealthLabs operating segment was consolidated into Diamond Crystal Brands.

The All Other segment includes the Dan’s Prize and Hormel Foods International operating segments.  These businesses produce, market, and sell beef products, and manufacture, market, and sell Company products internationally.  This segment also includes various miscellaneous corporate sales.  Previously, this segment also included Vista International Packaging, a manufacturer of food packaging (i.e., casings for dry sausage), which was sold effective June 30, 2004.

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

Sales and operating profits for each of the Company’s business segments and reconciliation to earnings before income taxes are set forth below:

	Three Months Ended
	January 30, 2005	January 24, 2004
Net Sales to Unaffiliated Customers
Grocery Products	$193,825	$183,836
Refrigerated Foods	648,432	544,624
Jennie-O Turkey Store	261,082	237,535
Specialty Foods	110,092	112,183
All Other	58,000	57,355
Total	$1,271,431	$1,135,533

Intersegment Sales
Grocery Products	$0	$0
Refrigerated Foods	2,320	3,566
Jennie-O Turkey Store	16,130	12,451
Specialty Foods	30	0
All Other	19,992	22,181
Total	$38,472	$38,198
Intersegment elimination	(38,472)	(38,198)
Total	$0	$0

Net Sales
Grocery Products	$193,825	$183,836
Refrigerated Foods	650,752	548,190
Jennie-O Turkey Store	277,212	249,986
Specialty Foods	110,122	112,183
All Other	77,992	79,536
Intersegment elimination	(38,472)	(38,198)
Total	$1,271,431	$1,135,533

Segment Profit
Grocery Products	$34,944	$34,383
Refrigerated Foods	35,866	29,789
Jennie-O Turkey Store	34,398	22,227
Specialty Foods	3,541	4,718
All Other	4,297	6,323
Total segment profit	$113,046	$97,440

Net interest and investment income	(2,169)	(3,608)
General corporate expense	(8,445)	(12,216)

Earnings before income taxes	$102,432	$81,616

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

           (In Thousands of Dollars, Except Per Share Amounts)

CRITICAL ACCOUNTING POLICIES

There has been no material change in the Company’s Critical Accounting Policies, as disclosed in its Annual Report on Form 10-K for the year ended October 30, 2004.

RESULTS OF OPERATIONS

Overview

The Company is a processor of branded and unbranded food products for the retail, foodservice, and fresh customer markets.  It operates in five segments as described in Note J in the Notes to Consolidated Financial Statements in this Form 10-Q.

The Company earned $0.46 per share in the first quarter of fiscal 2005, compared to $0.37 per share in the first quarter of fiscal 2004.  Significant factors impacting the quarter were:

•                  Acquisition of Clougherty Packing Company (finalized on December 29, 2004) was immediately accretive to Refrigerated Foods segment.

•                  Jennie-O-Turkey Store segment showed strong net sales and segment profit results, driven by value-added growth, favorable market conditions, and decreasing feed costs.

•                  Growth in the chili category and ethnic products improved results in the Grocery Products segment. Recent price increase also allowed for recovery of increasing raw material costs.

•                  Profits decreased in Specialty Foods primarily due to lost contract business and weak sales in the sports nutrition and managed healthcare channels.

Consolidated Results

Net earnings for the first quarter of fiscal 2005 increased 24.4 percent to $64,474 compared to $51,826 in the same quarter of 2004.  Diluted earnings per share for the quarter increased to $0.46 from $0.37 last year.

Net sales for the first quarter increased 12.0 percent to $1,271,431 in 2005 from $1,135,533 in 2004.  Tonnage volume increased 4.2 percent for the first quarter compared to the same quarter of last year.  Improved market conditions and favorable pricing compared to the prior year resulted in sales dollar gains exceeding tonnage gains across several business units.  Net sales and tonnage volume comparisons for the first quarter were also positively impacted by the acquisition of Clougherty Packing Company (Clougherty), which occurred in late December 2004.  Clougherty is the maker of the Farmer John brand, and contributed $39,808 in net sales (or 35,100,000 lbs.) to the quarterly results.

Gross profits for the first quarter of fiscal 2005 were $311,813 compared to $271,776 for the same quarter last year.  Gross profit as a percent of net sales for the first quarter increased slightly to 24.5 percent from 23.9 percent in the first quarter of the prior year.  Lower turkey input costs and increased sales of value-added products by the Jennie-O Turkey Store and Refrigerated Foods segments contributed to the increase.  Partially offsetting these gains were lower margins in Grocery Products and Hormel Foods International, which continued to struggle with significantly higher raw material costs.

Selling and delivery expenses for the first quarter of fiscal 2005 were $169,517 compared to $151,640 last year.  These increases are primarily due to increased tonnage volume over the prior year, and more aggressive marketing programs implemented in the Grocery Products, Refrigerated Foods and Jennie-O Turkey Store segments.  As a percent of net sales, selling and delivery expenses decreased slightly to 13.3 percent for the fiscal 2005 first quarter compared to 13.4 percent in the comparable quarter of 2004.  This decrease reflects price increases exceeding increases in selling expenses throughout the first quarter.  The Company expects selling and delivery expenses, as a percent of sales, to remain at approximately 13.3 percent throughout fiscal year 2005.

Administrative and general expenses increased to $40,622 for the quarter from $36,618 in fiscal 2004.  As a percentage of sales, administrative and general expenses for the first quarter were 3.2 percent, which is consistent with the first quarter of 2004.  Increases for the quarter include $1,300 of administrative expenses related to Clougherty Packing Company, and approximately $800 of increased professional services primarily related to Sarbanes-Oxley compliance and internal business restructuring projects.  Increased stock option expense and additional amortization of the Company’s affordable housing investments also contributed to the higher expense.  The Company expects administrative and general expenses, as a percent of sales, to approximate 3.1 percent for fiscal year 2005.

Equity in earnings of affiliates was $2,927 for the first quarter, compared to $1,706 last year.  The increase in this earnings line for the quarter is primarily due to improved results of the Company’s 49.0 percent owned joint venture, Carapelli USA, LLC (up $225), and the Company’s 40.0 percent owned Philippine joint venture, Purefoods-Hormel Company (up $1,000).  Minority interests in the Company’s consolidated investments are also reflected in these figures but are not significant at this time.

The effective tax rate for the first quarter of fiscal 2005 was 37.1 percent compared to 36.5 percent for the comparable quarter of fiscal 2004.  The Company expects the fiscal 2005 effective tax rate will approximate 37.0 percent.

Segment Results

Segmented net sales and profits for each of the Company’s segments are set forth below.  Additional segment financial information can be found in Note J of the Notes to Consolidated Financial Statements.

	Three Months Ended
	January 30, 2005	January 24, 2004	% Change
Net Sales to Unaffiliated Customers
Grocery Products	$193,825	$183,836	5.4
Refrigerated Foods	648,432	544,624	19.1
Jennie-O Turkey Store	261,082	237,535	9.9
Specialty Foods	110,092	112,183	(1.9)
All Other	58,000	57,355	1.1
Total	$1,271,431	$1,135,533	12.0

Segment Profit
Grocery Products	$34,944	$34,383	1.6
Refrigerated Foods	35,866	29,789	20.4
Jennie-O Turkey Store	34,398	22,227	54.8
Specialty Foods	3,541	4,718	(24.9)
All Other	4,297	6,323	(32.0)

Total segment profit	$113,046	$97,440	16.0
Net interest and investment Income	(2,169)	(3,608)	39.9
General corporate expense	(8,445)	(12,216)	30.9

Earnings before income taxes	$102,432	$81,616	25.5

Grocery Products

The Grocery Products segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market.

Grocery Products net sales increased 5.4 percent and sales tonnage volume decreased 1.3 percent for the first quarter compared to the comparable fiscal year 2004 period.  Segment profit for Grocery Products increased 1.6 percent compared to the first quarter of fiscal 2004.  Significantly higher raw material costs over the prior year continued into the first quarter of fiscal 2005, which pressured product margins.  However, the price increase on all Grocery Products items that was implemented on June 14, 2004, partially offset the impact of these higher costs.  Raw material prices are expected to remain above prior year levels throughout the first three quarters of fiscal 2005, before returning to lower levels near the fiscal year-end.

Tonnage volume gains in certain products also contributed to the improved operating profits of this segment.  Significant increases over the prior year first quarter included Hormel chili (up 4,082,000 lbs. or 13.1 percent), Stagg chili (up 1,589,000 lbs. or 24.5 percent), Hormel flavored bits (up 197,000 lbs. or 14.4 percent), and the SPAM family of products (up 568,000 lbs. or 4.0 percent).  Strong performance by the ethnic line of products also continued in the first quarter with total tonnage up 1,125,000 lbs. or 5.9 percent, led by Herdez Mexican products (up 926,000 lbs. or 15.4 percent) and Carapelli olive oil (up 582,000 lbs. or 20.2 percent).  Offsetting these gains was continued weak performance by Dinty Moore canned products (down 6,138,000 lbs. or 29.5 percent).  The Company continues to evaluate options to stimulate the canned stew category, and anticipates that total segment tonnage volume for fiscal year 2005 will be comparable to fiscal 2004.

Two major initiatives implemented in fiscal year 2004 continued to progress in the first quarter of fiscal 2005.  The aggressive marketing program to further promote chili products improved market share and produced the favorable results noted above for both Hormel and Stagg chili.  The overall chili category continues to grow, showing 22.2 percent growth in the first quarter.  The national rollout of Stagg chili and the new Tetra recart carton is also meeting expectations.  Additionally, the SPAM Singles product line was introduced to eight additional test markets during the quarter.  Results continue to indicate that this new product line will enhance growth in the canned lunchmeat category.

On January 31, 2005, subsequent to the end of the first quarter, the Company also acquired Arriba Foods (a/k/a Mexican Accent).  The Company expects Mexican Accent to be immediately accretive to the Grocery Products segment, and to complement the Company’s growing portfolio of ethnic products.

Refrigerated Foods

The Refrigerated Foods segment includes the Meat Products and Foodservice business units.  The segment consists primarily of the processing, marketing, and sale of branded and unbranded pork products for the retail, foodservice, and fresh customer markets.  This segment also includes the Precept Foods, LLC operation, which offers fresh case-ready pork and beef products to its retail customers.  Precept Foods, LLC is a 51 percent owned joint venture between Hormel Foods Corporation and Cargill Meat Solutions Corporation (formerly Excel Corporation), a wholly owned subsidiary of Cargill, Incorporated. Clougherty Packing Company, which was acquired on December 29, 2004, is also included in this segment.

Net sales by the Refrigerated Foods segment increased 19.1 percent, and sales tonnage volume increased 9.0 percent, for the first quarter compared to the comparable fiscal 2004 period.  Net sales and tonnage volume comparisons for the first quarter were positively impacted by the acquisition of Clougherty Packing Company (Clougherty), which occurred on December 29, 2004.  Clougherty is the maker of the Farmer John brand, and contributed $39,808 in net sales (or 35,100,000 lbs.) to the quarterly results.  Excluding Clougherty, the Company’s hog processing for the current quarter increased 2.4 percent to 1,735,000 from 1,694,000 hogs for the comparable period last year.

Segment profit for Refrigerated Foods increased 20.4 percent for the quarter compared to last year’s comparable period.  Cash hog markets continued to trend higher than expected and were up 51.0 percent compared to the first quarter of fiscal 2004.  Pork primal markets also remained strong, which contributed to improved profitability of fresh pork.  The Company expects hog markets to remain at higher levels through the third quarter of fiscal 2005.

The increased profits of this segment can also be attributed to increased returns on the Company’s value-added portfolio of products.  Volume gains in Meat Products over the prior year first quarter included Hormel fully cooked entrees (up 772,000 lbs. or 14.1 percent), Hormel pre-cooked bacon (up 2,686,000 lbs. or 24.2 percent), and Hormel sliced pepperoni (up 5,238,000 lbs. or 30.9 percent).  These results reflect the aggressive marketing support for the Hormel brand, and continued strong consumer preference for the product offering.

The Foodservice business unit also contributed to the strong sales results of this segment in the first quarter, as key product lines continued to achieve volume growth.  First quarter tonnage volume increases over the prior year comparable quarter were noted on Austin Blues BBQ products (up 287,000 lbs. or 27.0 percent), Always Tender pork (up 263,000 lbs. or 11.9 percent), and the Café-H line of products (up 200,000 lbs. or 28.2 percent).

At the end of the first quarter, the Company also announced a new high-pressure processing technology that will be used on sliced meats in the Refrigerated Foods segment.  This process allows the removal of preservatives, which can alter the true taste of a product.  This process should provide a competitive advantage for the segment, by improving food safety, providing longer shelf-life, and delivering a better tasting product.

Jennie-O Turkey Store

The Jennie-O Turkey Store (JOTS) segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for the retail, foodservice, and fresh customer markets.

JOTS net sales increased 9.9 percent, while sales tonnage volume increased 1.8 percent for the fiscal 2005 first quarter compared to fiscal 2004.  The strategy of converting commodity sales to value-added sales continued to progress during the quarter.  Net sales growth outpaced volume growth in our value-added portfolio.  Value-added tonnage again exceeded commodity tonnage during the first quarter, accounting for 56.3 percent of this segment’s business.

Segment profit for JOTS increased 54.8 percent for the first quarter compared to the prior year.  During the quarter, the industry enjoyed unseasonably high pricing on commodity meats.  In addition, commodity wholebird pricing returned to more traditional levels, which were significantly better than a year ago.  The combination of the two resulted in strong performance in commodity results.  Feed prices for flocks marketed during the quarter also returned to historical levels and were significantly lower than the prior year.  Feed prices for flocks marketed during the remainder of fiscal 2005 are expected to continue to be lower than fiscal 2004.

Segment profits also benefited from value-added sales growth, through new distribution of existing product lines and continued success in new product development.  Product lines reflecting strong first quarter increases over the prior year were Jennie-O Turkey Store rotisserie turkey breast (up 1,501,000 lbs. or 119.3 percent), the Jennie-O Turkey Store tray pack line (up 1,705,000 lbs. or 12.4 percent),  Jennie-O Turkey Store marinated tenderloins (up 279,000 lbs. or 33.9 percent), and Jennie-O Turkey Store extra lean and full flavored bacon (up 201,000 lbs. or 11.6 percent).

Specialty Foods

The Specialty Foods segment includes the Diamond Crystal Brands (DCB), Century Foods International (CFI), Hormel HealthLabs (HHL) , and Specialty Products (HSP) operating segments.  This segment consists of the packaging and sale of various sugar, sugar substitute, salt and pepper products, dessert mixes, gelatin products, and private label canned meats to retail and foodservice customers.  This segment also includes the processing, marketing, and sale of nutritional food products and supplements to hospitals, nursing homes, and other marketers of nutritional products.  Effective November 1, 2004, the HHL operating segment was consolidated into DCB.  With increasing competition in the health care industry, this merger should increase operating efficiencies, reduce costs, and improve profitability within Specialty Foods.

Specialty Foods net sales were down 1.9 percent and sales tonnage volume decreased 2.1 percent for the quarter compared to the comparable fiscal 2004 period.  Segment profit also decreased 24.9 percent compared to the prior year.  Lower results were driven by anticipated decreases in HSP and HHL sales, as well as continued sluggish sales at CFI.  Strong gains in core products sales at DCB partially offset the impact of these losses within the segment.

HSP experienced decreases in net sales and operating profits compared to fiscal 2004.  These decreases reflect the impact of lost contract manufacturing after fiscal 2004 price increases, and lower than anticipated sales of cheese and dairy blend products.

DCB showed strong sales and profit results in the first quarter, driven by continued growth in the sugar substitute category and improved results in canisters and shakers.  Overall core product sales (including sugar packets, sugar substitute, canisters, and shakers) increased 21.0 percent over the first quarter of fiscal 2004.  Sales of the HHL dysphagia and malnutrition products decreased 5.8 percent in the quarter, as private label initiatives continued in the industry.

CFI experienced a decrease in first quarter net sales of 26.0 percent, primarily due to a government contract no longer in place.  Additionally, a major customer is undergoing a product line upgrade, which is delaying new product shipments until current inventories are depleted.  Higher sales in retail mints, dry manufacturing and ready-to-drink product categories offset some of the shortfall in nutritional product sales in the quarter.  Segment profits for the quarter were also impacted by a shift in product mix to lower margin items and higher priced whey protein.

All Other

The All Other segment includes the Dan’s Prize and Hormel Foods International (HFI) operating segments.  These businesses produce, market, and sell beef products, and manufacture, market, and sell Company products internationally.  This segment also includes various miscellaneous corporate sales.  Previously, this segment also included Vista International Packaging, a manufacturer of food packaging (i.e., casings for dry sausage), which was sold effective June 30, 2004.

All Other net sales increased 1.1 percent for the quarter compared to the comparable fiscal 2004 period.  Segment profit decreased 32.0 percent for the quarter compared to prior year results.  Comparisons for the quarter are negatively impacted by the divestiture of Vista during the third quarter of fiscal year 2004.

For the first quarter, HFI export tonnage rose 25.2 percent to 24,000,000 lbs., driven by sales of commodity pork items.  Volume gains over the prior year were also seen on product lines including the SPAM family of products (up 43.2 percent) and Stagg chili (up 25.9 percent).  These increases were offset by continued higher raw material prices, resulting in decreased margins and operating profits.  Price increases were taken in January to offset a portion of these rising costs.  HFI also reduced the financial reporting lag on its joint ventures and wholly owned Australian subsidiary to one month.  These entities were previously reported on a two to three month lag, and the adjustment increased tonnage (up 4,088,000 lbs.), net sales (up $5,087), and segment profit results (up $825) for the quarter.

Dan’s Prize, the Company’s marketer and seller of beef products, showed strong top line growth in the first quarter, with tonnage volume up 949,000 lbs. or 22.0 percent over fiscal year 2004.  Operating profits for the quarter decreased slightly compared to the prior year due to unique expenses in fiscal 2005, including personnel relocation costs and additional overhead.

Unallocated Income and Expenses

The Company does not allocate investment income, interest expense, and interest income to its segments when measuring performance.  The Company also retains various other income and unallocated expenses at corporate.  These items are included in the segment table for the purpose of reconciling segment results to earnings before income taxes.

Net interest and investment income was a net expense of $2,169 for the quarter compared to a net expense of $3,608 for the comparable period of 2004.  The expense decrease for the first quarter is primarily due to higher returns on the Company’s rabbi trust for supplemental executive retirement plans and deferred income plans, and increased interest income earned on the Company’s investments.  Although interest expense of $6,774 for the quarter is consistent with the prior year, the two recent acquisitions have utilized the Company’s excess cash and additional debt may be incurred. Therefore, the Company anticipates that interest expense will approximate $28,000 for fiscal 2005, slightly exceeding the prior year.

General corporate expense for the first quarter was $8,445 compared to $12,216 for the comparable period of fiscal 2004.  The first quarter of fiscal 2004 included $2,100 related to the Company’s sales reorganization, which did not recur in fiscal 2005.  Other decreases include $677 in inventory valuation adjustments and approximately $900 in corporate overhead expenses.  The Company evaluated its corporate expense allocation methodology, resulting in additional expenses being allocated to operating segments during fiscal 2005.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions that was disclosed in the Company’s Annual Report on Form 10-K for the year ended October 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Selected financial ratios at the end of the first quarter of fiscal years 2005 and 2004 are as follows:

	End of Quarter
	1st Quarter 2005	1st Quarter 2004
Liquidity Ratios
Current ratio	1.9	2.0
Receivables turnover	18.2	16.6
Days sales in receivables	20.4	21.3
Inventory turnover	8.5	8.7
Days sales in inventory	45.3	42.6

Leverage Ratio
Long-term debt to equity	26.0%	31.3%

Operating Ratios
Pre-tax profit to net worth	28.5%	26.1%
Pre-tax profit to total assets	15.8%	13.8%

Cash, cash equivalents, and short-term marketable securities were $145,205 at the end of the first quarter of fiscal year 2005 compared to $85,188 at the end of the comparable fiscal 2004 period.

Cash provided by operating activities was $79,937 in the first quarter of fiscal 2005 compared to $31,150 in the same period of fiscal 2004.  The increase in cash provided by operating activities is primarily due to improved net earnings, combined with changes in working capital.  In fiscal 2004, the Company made a $47,006 expenditure to pre-fund its Voluntary Employee Benefits Account (VEBA).  The VEBA is used to fund the company’s portion of employee benefit expenses during the year.

Cash flow from operating activities provides the Company with its principal source of liquidity.  The Company does not anticipate a significant risk to cash flow from this source in the foreseeable future because we operate in a stable industry and have strong products across several product lines.

Cash used in investing activities increased to $211,538 from $23,707 in the first quarter of fiscal 2004.  Acquisitions of businesses account for the largest use of cash in the first quarter of fiscal 2005, due to the December 2004 acquisition of Clougherty Packing Company (with a preliminary purchase price of $188,243, including related costs).  Investing activities in the prior year included $2,070 related to finalizing the purchase accounting for the Diamond Crystal Brands and Century Foods International acquisitions, and $3,250 used to purchase securities in the first quarter of fiscal year 2004.

Fixed asset expenditures were $24,761 for the first quarter of fiscal 2005 compared to $15,830 in the comparable period of fiscal 2004.  The Company estimates its fiscal 2005 fixed asset expenditures to be approximately $100,000.

Cash used in financing activities was $12,075 in the first quarter of fiscal 2005 compared to $23,481 in the same period of fiscal 2004.  Contributing to the lower amount of cash used in financing was a decrease of $2,336 in principal payments on the Company’s long-term debt compared to the prior year.  Additionally, $1,229 was used for common stock repurchases in first quarter of fiscal 2005, compared to $8,711 in the prior year comparable period.  During the first quarter of fiscal 2005, the Company repurchased 44,000 shares of its common stock under the repurchase plan approved by the Company’s Board of Directors in October 2002.  For additional information pertaining to the Company’s share repurchase plans or programs, see Part II Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Cash dividends paid to the Company’s shareholders also continues to be a significant financing activity for the Company.  Dividends paid in the first quarter of 2005 were $15,516 compared to $14,550 in the comparable period of fiscal 2004, reflecting a 15.6 percent increase in the dividend rate over 2004.  The Company has paid dividends for 306 consecutive quarters and expects to continue doing so.

The Company is required, by certain covenants in its debt agreements, to maintain specified levels of financial ratios and balance sheet position.  At the end of the first quarter of fiscal 2005, the Company was in compliance with all of these debt covenants.

Contractual Obligations and Commercial Commitments

There has been no material change in the information regarding the Company’s future contractual financial obligations that was disclosed in the Company’s Annual Report on Form 10-K for the year ended October 30, 2004.

Off-Balance Sheet Arrangements

The Company enters into various agreements guaranteeing specified obligations of affiliated parties.  Currently, the Company provides a standby letter of credit for obligations of an affiliated party that may arise under worker compensation claims.  The Company’s guarantees either terminate in one year or remain in place until such time as Hormel Foods revokes the agreement.  Total guarantees provided by the Company, as of January 30, 2005, amounted to $1,940.  These potential obligations are not reflected in the Company’s consolidated balance sheet.

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

Exhibit 99.1 to the Annual Report on Form 10-K for year ended October 30, 2004, provides the full text of the Company’s cautionary statement relevant to forward-looking statements and information for the purpose of “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995, and is incorporated by reference into this report.

Item 3.  Quantitative and Qualitative Disclosure about Market Risks

                (In Thousands of Dollars)

Hog Markets.  The Company’s earnings are affected by fluctuations in the live hog market.  To minimize the impact on earnings, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 15 years.  Contract formulas are based on hog production costs, hog futures, or hog primal values.  Purchased hogs under contract account for 63 percent and 82 percent of the total hogs purchased by the Company through the first three months of fiscal 2005 and 2004, respectively.  A hypothetical 10 percent change in the cash market would have impacted approximately 37 percent and 18 percent of the hogs purchased in the first quarter of fiscal 2005 and 2004, respectively, and would have had an immaterial effect on the Company’s results.  The contracts reduce volatility in hog prices and ensure a steady supply of quality hogs.

Certain procurement contracts allow for future hog deliveries (firm commitments) to be forward priced.  The Company generally hedges these firm commitments by purchasing hog futures contracts.  These futures contracts are designated and accounted for as fair value hedges.  The change in the market value of such futures contracts has historically been, and is expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Changes in the fair value of the futures contracts, along with the gain or loss on the firm commitment, are marked-to-market through earnings and are recorded on the statement of financial position as a current asset and liability, respectively.  The fair value of the Company’s open futures contracts as of January 30, 2005, was $(1,498).

The Company measures its market risk exposure on its January 30, 2005, hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in market prices.  A 10 percent increase in market prices would have negatively impacted the fair value of the Company’s January 30, 2005, open contracts by $(1,817), which in turn would have lowered the Company’s cost of purchased hogs by a similar amount.

Turkey Markets.  Production costs in raising turkeys are primarily subject to fluctuations in feed grain prices, and to a lesser extent, fuel costs.  To reduce the Company’s exposure to changes in grain prices the Company utilizes a hedge program to offset the fluctuation in the Company’s future direct grain purchases.  This program utilizes corn and soybean meal futures, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value of $(2,432), before tax, on the consolidated statement of financial position as of January 30, 2005.

The Company measures its market risk exposure on its grain futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain.  A 10 percent decrease in the market price for grain would negatively impact the fair value of the Company’s January 30, 2005, open grain contracts by $(4,242), which in turn would have lowered the Company’s costs on purchased grain by a similar amount.

Long-Term Debt.  A principal market risk affecting the Company is the exposure to changes in interest rates on the Company’s fixed-rate, long-term debt.  Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $9,658.  The fair values of the Company’s long-term debt were estimated using discounted future cash flows based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

International.  While the Company does have international operations and operates in international markets, it considers its market risk in such activities to be immaterial.

Item 4.  Controls and Procedures

(a)                Disclosure Controls and Procedures.  As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended [the “Exchange Act”]).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequately designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

(b)               Internal Controls.  During the first quarter of fiscal year 2005, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

HORMEL FOODS CORPORATION

Item 1.  Legal Proceedings

The Company is a party to various legal proceedings related to the on-going operation of its business.  The resolution of any currently known matters is not expected to have a material effect on the Company’s financial condition, results of operations, or liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the First Quarter of Fiscal 2005

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[2]
November 1, 2004 – December 5, 2004	44,200	27.94	44,000	8,354,372
December 6, 2004 – January 2, 2005	400	29.57	—	8,354,372
January 3, 2005 – January 30, 2005	—	—	—	8,354,372
Total	44,600	27.95	44,000

[1]	Shares repurchased during the quarter, other than through publicly announced plans or programs, represent purchases pursuant to the Company’s employee awards program.
[2]	In October 2002, the Company’s Board of Directors authorized the Company to repurchase up to 10,000,000 shares of common stock with no expiration date.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company conducted its annual shareholders’ meeting on January 25, 2005.

At the annual meeting, 125,701,313 shares were represented (91.1% of the 137,916,158 shares outstanding and entitled to vote).  Four items were considered at the meeting and the results of the voting were as follows:

1.  Election of Directors:  The nominees in the proxy statement were: John W. Allen, John R. Block, Jeffrey M. Ettinger, E. Peter Gillette, Jr., Luella G. Goldberg, Joel W. Johnson, Susan I. Marvin, Michael J. McCoy, John L. Morrison, Dakota A. Pippins, Gary J. Ray, John G. Turner, and Robert R. Waller, M.D.  The results were as follows:

Election of Directors	For	Withheld
John W. Allen	124,893,027	808,286
John R. Block	123,612,567	2,088,746
Jeffrey M. Ettinger	125,096,331	604,982
E. Peter Gillette, Jr.	125,077,760	623,553
Luella G. Goldberg	125,104,458	596,855
Joel W. Johnson	125,110,488	590,825
Susan I. Marvin	125,305,724	395,589
Michael J. McCoy	122,936,956	2,764,357
John L. Morrison	123,683,982	2,017,331
Dakota A. Pippins	123,862,568	1,838,745
Gary J. Ray	125,064,818	636,495
John G. Turner	123,682,024	2,019,289
Robert R. Waller, M.D.	125,112,216	589,097

2.  Proposal to ratify the appointment of Ernst & Young LLP as the Independent Auditors of the Corporation:

For:	124,146,180
Against:	1,467,110
Abstain:	88,023

3.  Proposal to approve the Hormel Foods Corporation 2005 Long-Term Incentive Plan:

For:	121,378,476
Against:	3,949,331
Abstain:	373,506

4.  Shareholder proposal requesting the Company to issue a sustainability report to stockholders by August 2005:

For:	17,404,472
Against:	93,612,885
Abstain:	3,243,959
Broker Nonvote:	11,439,997

Item 6.  Exhibits

31.1	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HORMEL FOODS CORPORATION
(Registrant)

Date: March 11, 2005	By	/s/ M. J. McCOY
M. J. McCOY
Executive Vice President
and Chief Financial Officer

Date: March 11, 2005	By	/s/ J. N. SHEEHAN
J. N. SHEEHAN
Vice President and Controller