Form 10-Q
period 2005-05-01
HORMEL FOODS CORP /DE/
filed 2005-06-10
CIK 48465

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended May 1, 2005	Commission File Number 1-2402

HORMEL FOODS CORPORATION

Incorporated Under the Laws of the State of Delaware	Fein #41-0319970

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

YES	X	NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES	X	NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class

Outstanding at May 1, 2005

Common Stock	$.0586 par value 138,226,637
Common Stock Non-Voting	$.01 par value -0-

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

Item 6. Exhibits

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In Thousands of Dollars)

	May 1, 2005	October 30, 2004
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$92,155	$288,881
Accounts receivable	288,227	272,738
Inventories	510,409	425,655
Deferred income taxes	30,474	29,254
Prepaid expenses and other current assets	18,556	12,875
TOTAL CURRENT ASSETS	939,821	1,029,403

GOODWILL	496,470	417,728

OTHER INTANGIBLES	118,556	95,214

NET PENSION ASSETS	58,831	67,037

INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	63,700	55,232

OTHER ASSETS	164,591	165,117

PROPERTY, PLANT, AND EQUIPMENT
Land	49,180	25,872
Buildings	541,741	455,860
Equipment	1,046,308	948,244
Construction in progress	48,287	44,666
	1,685,516	1,474,642
Less allowance for depreciation	(802,572)	(770,405)
	882,944	704,237

TOTAL ASSETS	$2,724,913	$2,533,968

See notes to consolidated financial statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In Thousands of Dollars)

	May 1,	October 30,
	2005	2004
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$209,331	$203,563
Notes payable/Short term debt	90,000	0
Accrued expenses	59,970	31,435
Accrued marketing expenses	63,051	71,855
Employee compensation	86,296	94,548
Taxes, other than federal income taxes	11,321	13,569
Dividends payable	18,019	15,673
Federal income taxes	8,916	17,963
Current maturities of long-term debt	15,775	15,760
TOTAL CURRENT LIABILITIES	562,679	464,366

LONG-TERM DEBT—less current maturities	361,176	361,510

ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION	257,596	257,392

OTHER LONG-TERM LIABILITIES	48,032	47,128

DEFERRED INCOME TAXES	1,850	4,324

SHAREHOLDERS’ INVESTMENT
Preferred stock, par value $.01 a share—authorized 80,000,000 shares; issued—none
Common stock, non-voting, par value $.01 a share—authorized 200,000,000 shares; issued—none
Common stock, par value $.0586 a share—authorized 400,000,000 shares;
issued 138,226,637 shares May 1, 2005
issued 137,875,211 shares October 30, 2004	8,100	8,079
Additional paid-in capital	5,664	0
Accumulated other comprehensive loss	(19,355)	(23,534)
Retained earnings	1,499,171	1,414,703
TOTAL SHAREHOLDERS’ INVESTMENT	1,493,580	1,399,248

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$2,724,913	$2,533,968

See notes to consolidated financial statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	May 1, 2005	April 24, 2004	May 1, 2005	April 24, 2004
Net sales	$1,309,637	$1,143,127	$2,581,068	$2,278,660
Cost of products sold	1,006,946	869,708	1,966,564	1,733,465
GROSS PROFIT	302,691	273,419	614,504	545,195

Expenses:
Selling and delivery	167,674	155,787	337,191	307,427
Administrative and general	41,236	38,601	81,858	75,219
TOTAL EXPENSES	208,910	194,388	419,049	382,646

Equity in earnings of affiliates	1,000	2,439	3,927	4,145
OPERATING INCOME	94,781	81,470	199,382	166,694

Other income and expenses:
Interest and investment income	886	9,380	5,491	12,582
Interest expense	(6,706)	(6,623)	(13,480)	(13,433)
EARNINGS BEFORE INCOME TAXES	88,961	84,227	191,393	165,843
Provision for income taxes	33,142	30,576	71,100	60,366

NET EARNINGS	$55,819	$53,651	$120,293	$105,477

NET EARNINGS PER SHARE:
BASIC	$0.40	$0.39	$0.87	$0.76
DILUTED	$0.40	$0.38	$0.86	$0.75

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	138,330	138,626	138,183	138,619
DILUTED	139,862	140,292	139,744	140,197

DIVIDENDS DECLARED PER SHARE:	$0.1300	$0.1125	$0.2600	$0.2250

See notes to consolidated financial statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(Unaudited)

	Six Months Ended
	May 1, 2005	April 24, 2004
OPERATING ACTIVITIES
Net earnings	$120,293	$105,477
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	51,506	42,900
Amortization of intangibles	4,223	3,500
Equity in earnings of affiliates	(3,869)	(3,431)
Provision for deferred income taxes	(5,983)	(6,278)
Loss on property/equipment sales and plant facilities	163	15
Gain on sale of investment	0	(6,222)
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	17,296	38,318
Increase in inventories, prepaid expenses, and other current assets	(31,829)	(59,623)
(Decrease) Increase in accounts payable and accrued expenses	(36,285)	13,670
Other	3,433	2,766
NET CASH PROVIDED BY OPERATING ACTIVITIES	118,948	131,092

INVESTING ACTIVITIES
Purchase of held-to-maturity securities	0	(3,250)
Acquisitions of businesses	(330,416)	(2,097)
Purchases of property/equipment	(49,935)	(34,287)
Proceeds from sales of property/equipment	1,036	716
Proceeds from sale of investment	0	84,249
Decrease (Increase) in investments, equity in affiliates, net pension assets, and other assets	4,903	(29,538)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(374,412)	15,793

FINANCING ACTIVITIES
Proceeds from short-term debt	90,000	0
Principal payments on long-term debt	(319)	(21,555)
Dividends paid on Common Stock	(33,480)	(30,122)
Stock repurchase	(6,116)	(8,711)
Other	8,653	7,763
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	58,738	(52,625)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(196,726)	94,260
Cash and cash equivalents at beginning of year	288,881	97,976

CASH AND CASH EQUIVALENTS AT END OF QUARTER	$92,155	$192,236

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

Stock-Based Compensation

In the fourth quarter of fiscal 2003, the Company adopted the fair value method of accounting for employee stock options in accordance with Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  At that time, the Company elected to use the prospective method to recognize stock-based compensation expense.  The Company has continued to use the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for employee stock options granted prior to fiscal year 2003.  Based on that methodology, the Company recognized $1,196 and $2,098, net of tax, for stock options expense in the three and six month period ended May, 1, 2005, respectively.

In the first quarter of fiscal 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment.”  In April 2005, the Securities and Exchange Commission (SEC) issued further guidance delaying the effective date of this pronouncement.  Based on the SEC guidance, the Company will adopt the statement in the first quarter of fiscal 2006.  The provisions of the statement require that the Company begin expensing options using the modified-prospective transition method at that time.  As a result of beginning to expense grants issued prior to fiscal 2003 that will not be fully vested at that time, the Company will incur an immaterial amount of additional expense in the first quarter of fiscal 2006 than previously projected under the prospective method.

In calculating the fair value of options granted in fiscal 2005, the Company has increased the expected life assumption to 8.0 years from 7.0 years used in 2004.  Additionally, the Company reduced the volatility assumption to 22.0% from 24.4% used in 2004.

Pro forma amounts as if the Company had used the fair value method in accounting for employee stock options are as follows:

	Three Months Ended		Six Months Ended
	May 1, 2005	April 24, 2004	May 1, 2005	April 24, 2004
Net earnings, as reported	$55,819	$53,651	$120,293	$105,477
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	1,196	728	2,098	1,235
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,533)	(1,271)	(2,816)	(2,521)

Pro forma net earnings	$55,482	$53,108	$119,575	$104,191

Earnings per share:
Basic—as reported	$0.40	$0.39	$0.87	$0.76
Basic—pro forma	$0.40	$0.38	$0.87	$0.75

Diluted—as reported	$0.40	$0.38	$0.86	$0.75
Diluted—pro forma	$0.40	$0.38	$0.86	$0.74

Guarantees

The Company enters into various agreements guaranteeing specified obligations of affiliated parties.  Currently, the Company provides a standby letter of credit for obligations of an affiliated party that may arise under worker compensation claims.  The Company’s guarantees either terminate in one year or remain in place until such time as the Company revokes the agreement.  Total guarantees provided by the Company, as of May 1, 2005, amounted to $1,940.  These potential obligations are not reflected in the Company’s consolidated balance sheet.

New Accounting Pronouncements

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107 to provide supplemental guidance in adopting SFAS No. 123 (revised 2004).  The bulletin provides guidance in accounting for share-based transactions with non-employees, valuation methods, the classification of compensation expense, accounting for the income tax effects of share-based payments, and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123 (revised 2004).  The Company is evaluating this guidance in conjunction with the adoption of SFAS No. 123 (revised 2004) and does not expect the bulletin will have a material impact on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”  The statement requires that entities measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, as calculated using an accepted valuation model.  In addition, the statement rescinds the use of the prospective transition model for expensing employee stock options.  The expected impact of adopting this statement is discussed above under the heading “Stock-Based Compensation.”

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.”  The statement requires that idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as a current-period charge to earnings.  Previous guidance mandated that these costs be charged to earnings on a current basis only under certain circumstances.  The statement is effective for annual periods beginning after June 15, 2005, and adoption is not expected to have a material impact on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.”  The statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The statement is effective for fiscal periods beginning after June 15, 2005, and adoption is not expected to have a material impact on the Company’s results of operations or financial position.

NOTE B                 ACQUISITIONS

On December 29, 2004, the Company purchased all of the outstanding stock of Clougherty Packing Company (Clougherty), for $188.3 million in cash, including related costs.  Clougherty was a privately held Southern California pork processor and is the maker of the Farmer John brand of pork products popular throughout the Southwestern United States.  The acquisition is expected to strengthen the Company’s presence in that geographic area and complements many of the Company’s existing product families.  Clougherty’s operating results are reported in the Refrigerated Foods segment.  Allocation of the purchase price, including related costs and an accrual of $10,000 related to final closing adjustments that will be paid during the third quarter, is presented in the table below.  The allocation is preliminary, pending completion of Clougherty’s annual audit and post-closing working capital adjustments.

Current assets	$61,116
Goodwill	1,031
Other intangibles	21,400
Other assets	50
Property, plant, and equipment	140,553
Current liabilities	(25,806)
Purchase price (including related costs)	$198,344

On January 31, 2005, the Company acquired Arriba Foods, Inc. (a/k/a Mexican Accent), for $48.0 million in cash, including related costs.  Based in New Berlin, Wisconsin, Mexican Accent manufactures and distributes a wide variety of premium Mexican flour tortillas, corn tortillas, salsas, seasonings, and tortilla chips for retail markets and the foodservice industry.  These products are marketed under the Manny’s, Gringo Pete’s, and Mexican Accent brands, and are expected to strengthen the Company’s presence in the ethnic products category.  Mexican Accent’s operating results are reported in the Grocery Products segment.

On March 30, 2005, the Company acquired privately held Mark-Lynn Foods Inc. (Mark-Lynn) of Bremen, Georgia, for $43.2 million in cash, including related costs.  Mark-Lynn manufactures and distributes a wide array of food products including salt and pepper packets, ketchup, mustard, sauces and salad dressings, creamers, sugar packets, jellies, desserts, and drink mixes.  Mark-Lynn will be managed by the Diamond Crystal Brands business unit, and enhances the Company’s foodservice focus within the Specialty Foods segment.

On April 4, 2005, the Company completed the acquisition of Lloyd’s Barbeque Company (Lloyd’s), for $50.1 million in cash, including related costs.  Lloyd’s has manufacturing operations in St. Paul, Minnesota, and offers a full range of barbecue products including original shredded pork, chicken and beef tubs, honey hickory shredded pork and chicken, barbecue pork spareribs, beef backribs, and pork babyback ribs, all under the Lloyd’s brand name.  Lloyd’s products complement the Company’s existing offerings within the Refrigerated Foods segment, and is expected to enhance market share, particularly in the retail refrigerated entrée category.

Operating results for each company above are included in the Company’s Consolidated Statement of Operations from the date of acquisition.  Pro forma results of operations are not presented, as the effects of each acquisition are not considered individually material to the consolidated Company.

NOTE C                 GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three and six month periods ended May 1, 2005, are presented in the tables below.  Goodwill acquired during the quarter in the Grocery Products, Refrigerated Foods, and Specialty Foods segments represents the preliminary purchase price allocation for the Mexican Accent, Lloyd’s Barbeque Company, and Mark-Lynn Foods acquisitions, respectively.  Purchase accounting adjustments for the quarter relate to the Clougherty acquisition made in December 2004, and include fair value adjustments on inventory, fixed assets, and intangible assets, net of a $10,000 accrual related to final closing adjustments that will be paid during the third quarter.

	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	Other	Total
Balance as of January 30, 2005	$40,564	$31,236	$203,214	$166,374	$2,352	$443,740
Goodwill acquired	35,598	15,741		26,372		77,711
Purchase adjustments		(24,981)				(24,981)
Balance as of May 1, 2005	$76,162	$21,996	$203,214	$192,746	$2,352	$496,470

	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	Other	Total
Balance as of October 30, 2004	$40,564	$5,224	$203,214	$166,374	$2,352	$417,728
Goodwill acquired	35,598	41,753		26,372		103,723
Purchase adjustments		(24,981)				(24,981)
Balance as of May 1, 2005	$76,162	$21,996	$203,214	$192,746	$2,352	$496,470

The gross carrying amount and accumulated amortization for definite-lived intangible assets are presented below.  The increase for the six months ended May 1, 2005, represents the preliminary valuation of intangible assets acquired from Clougherty and Mexican Accent.

	May 1, 2005		October 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Formulas	$16,045	$(4,438)	$13,195	$(3,460)
Non-compete covenants	14,400	(5,903)	12,740	(4,511)
Customer lists	11,720	(1,391)	5,420	(870)
Proprietary software & technology	9,720	(1,478)	8,970	(1,076)
Distribution network	3,700	(748)	3,100	(572)
Other intangibles	6,042	(3,712)	6,292	(3,308)
Total	$61,627	$(17,670)	$49,717	$(13,797)

Amortization expense was $2,200 and $4,223 for the three and six months ended May 1, 2005, respectively, compared to $1,750 and $3,500 for the three and six months ended April 24, 2004.  Estimated annual amortization expense for the five fiscal years after October 30, 2004, is as follows:

2005	$8,560
2006	8,159
2007	7,768
2008	5,196
2009	3,666

The carrying amounts for indefinite-lived intangible assets are presented in the table below.  The increase for the six months ended May 1, 2005, represents the preliminary valuation of trademarks and other indefinite-lived intangibles acquired from Clougherty and Mexican Accent.

	May 1, 2005	October 30, 2004
Brand/tradename/trademarks	$66,615	$59,110
Other intangibles	7,984	184
Total	$74,599	$59,294

NOTE D                 SHIPPING AND HANDLING COSTS

Shipping and handling costs are recorded as selling and delivery expenses.  Shipping and handling costs were $85,175 and $168,578 for the three and six months ended May 1, 2005, respectively, compared to $72,334 and $145,340 for the three and six months ended April 24, 2004.  The increase is primarily due to higher fuel related charges as compared to the prior year, as well as increased shipping and handling costs associated with acquisitions made in the current year.

NOTE E                 EARNINGS PER SHARE DATA

The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	May 1 2005	April 24, 2004	May 1 2005	April 24, 2004

Basic weighted-average shares outstanding	138,330	138,626	138,183	138,619

Net effect of dilutive stock options	1,532	1,666	1,561	1,578

Diluted weighted-average shares outstanding	139,862	140,292	139,744	140,197

NOTE F                 COMPREHENSIVE INCOME

Components of comprehensive income, net of taxes, are:

	Three Months Ended		Six Months Ended
	May 1, 2005	April 24, 2004	May 1, 2005	April 24, 2004
Net earnings	$55,819	$53,651	$120,293	$105,477
Other comprehensive (loss) income:
Unrealized loss on available-for-sale securities	0	(20,347)	0	(4,927)
Deferred gain (loss) on hedging	2,441	(384)	913	(406)
Reclassification adjustment into net earnings	654	908	2,262	2,105
Foreign currency translation	792	9,787	1,004	9,326
Other comprehensive income (loss)	3,887	(10,036)	4,179	6,098
Total comprehensive income	$59,706	$43,615	$124,472	$111,575

In fiscal 2004, the unrealized loss on available-for-sale securities and the foreign currency translation adjustment were a result of the Company’s second quarter sale of its investment in Campofrio Alimentacion, S.A.

NOTE G                 INVENTORIES

Principal components of inventories are:

	May 1, 2005	October 30, 2004
Finished products	$307,526	$258,941
Raw materials and work-in-process	138,391	126,139
Materials and supplies	101,756	77,329
LIFO reserve	(37,264)	(36,754)

Total	$510,409	$425,655

NOTE H                 DERIVATIVES AND HEDGING

The Company uses hedging programs to manage risk associated with commodity purchases and certain foreign currency transactions.  These programs utilize futures contracts and swaps to manage the Company’s exposure to price fluctuations in the commodities markets and fluctuations in foreign currencies.

Cash Flow Hedges:  The Company from time to time utilizes corn and soybean meal futures to offset the price fluctuation in the Company’s future commodity purchases.  The Company has entered into various NYMEX-based swaps to hedge the purchase of natural gas at certain plant locations.  The Company also utilizes currency futures contracts to reduce its exposure to fluctuations in foreign currencies related to the receipt of royalties that are computed in British pounds.  The financial instruments are designated and accounted for as cash flow hedges, and the Company measures the effectiveness of the hedges on a regular basis.  The Company has determined its hedges to be highly effective.  Effective gains or losses related to these cash flow hedges are reported as other comprehensive income (loss) and reclassified into earnings, through cost of products sold (commodity positions) or net sales (currency futures), in the period or periods in which the hedged transactions affect earnings.  The Company typically does not hedge its commodity purchases beyond 18 months and currency exposure beyond 12 months.

As of May 1, 2005, the Company has included in accumulated other comprehensive loss hedging gains of $687 (net of tax) relating to its positions.  The Company expects to recognize the majority of these gains over the next twelve months.  Losses in the amount of $1,050 and $3,637, before tax, were reclassified into earnings in the three and six months ended May 1, 2005, respectively.

Fair Value Hedges:  The Company utilizes futures contracts to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The intent of the program is to make the forward priced commodities cost nearly the same as cash market purchases at the date of delivery.

The futures contracts are designated and accounted for as fair value hedges, and the Company measures the effectiveness of the hedges on a regular basis.  The Company has determined its hedge programs to be highly effective.  In the second quarter of 2005, the Company recorded an immaterial amount of ineffectiveness to earnings related to hedge positions.  Changes in the fair value of the futures contracts, along with the gain or loss on the hedged purchase commitment, are marked-to-market through earnings and are recorded on the consolidated statement of financial position as a current asset and liability, respectively.

As of May 1, 2005, the fair value of the Company’s open futures contracts was $916.  Gains on closed futures contracts in the amount of $445 and $1,429, before tax, were recognized in earnings during the three and six months ended May 1, 2005, respectively.

NOTE I                  PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Net periodic benefit cost for pension and other postretirement benefit plans for the three and six months ended May 1, 2005 and April 24, 2004 consists of the following:

	Pension Benefits
	Three months ended		Six months ended
	May 1, 2005	April 24, 2004	May 1, 2005	April 24, 2004
Service Cost	$4,580	$4,169	$9,160	$8,339
Interest Cost	9,956	9,495	19,913	18,990
Expected return on plan assets	(11,937)	(9,972)	(23,875)	(19,757)
Amortization of transition obligation	0	(52)	0	(105)
Amortization of prior service cost	228	227	455	453
Recognized actuarial loss	2,641	2,467	5,282	4,934

Net periodic cost	$5,468	$6,334	$10,935	$12,854

	Other Postretirement Benefits
	Three months ended		Six months ended
	May 1, 2005	April 24, 2004	May 1, 2005	April 24, 2004
Service Cost	$806	$796	$1,612	$1,592
Interest Cost	5,604	5,615	11,208	11,229
Amortization of prior service cost	1,414	1,387	2,827	2,774
Recognized actuarial loss	960	531	1,921	1,061

Net periodic cost	$8,784	$8,329	$17,568	$16,656

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

The Grocery Products segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market.  This segment also includes the results of Mexican Accent, which was acquired in the second quarter of fiscal 2005.

The Refrigerated Foods segment includes the Meat Products and Foodservice business units.  The segment consists primarily of the processing, marketing, and sale of branded and unbranded pork products for the retail, foodservice, and fresh customer markets.  This segment also includes the Precept Foods, LLC operation, which offers fresh case-ready pork and beef products to its retail customers.  Precept Foods, LLC is a 51 percent owned joint venture between Hormel Foods Corporation and Cargill Meat Solutions Corporation (formerly Excel Corporation), a wholly owned subsidiary of Cargill, Incorporated.  Clougherty Packing Company, which was acquired on December 29, 2004, is also included in this segment.  The Meat Products business unit also includes the results of operations for Lloyd’s Barbeque Company, which was acquired in April 2005.

The Jennie-O Turkey Store segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for the retail, foodservice, and fresh customer markets.

The Specialty Foods segment includes the Diamond Crystal Brands, Century Foods International, Hormel HealthLabs, and Specialty Products operating segments.  This segment consists of the packaging and sale of various sugar and sugar substitute products, salt and pepper products, dessert mixes, gelatin products, and private label canned meats to retail and foodservice customers.  This segment also includes the processing, marketing, and sale of nutritional food products and supplements to hospitals, nursing homes, and other marketers of nutritional products. Effective November 1, 2004, the Hormel HealthLabs operating segment was consolidated into Diamond Crystal Brands.  Mark-Lynn Foods, which was acquired in March 2005, is included in the results of operations for Diamond Crystal Brands.

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

Sales and operating profits for each of the Company’s business segments and reconciliation to earnings before income taxes are set forth below:

	Three Months Ended		Six Months Ended
	May 1, 2005	April 24, 2004	May 1 2005	April 24, 2004
Net Sales to Unaffiliated Customers
Grocery Products	$190,636	$186,630	$384,461	$370,466
Refrigerated Foods	687,851	541,987	1,336,283	1,086,611
Jennie-O Turkey Store	249,894	239,782	510,976	477,317
Specialty Foods	130,828	123,081	240,920	235,264
All Other	50,428	51,647	108,428	109,002
Total	$1,309,637	$1,143,127	$2,581,068	$2,278,660

Intersegment Sales
Grocery Products	$0	$5	$0	$5
Refrigerated Foods	2,247	863	4,567	4,429
Jennie-O Turkey Store	17,668	19,624	33,798	32,075
Specialty Foods	36	0	66	0
All Other	21,039	22,795	41,031	44,976
Total	$40,990	$43,287	$79,462	$81,485
Intersegment elimination	(40,990)	(43,287)	(79,462)	(81,485)
Total	$0	$0	$0	$0

Net Sales
Grocery Products	$190,636	$186,635	$384,461	$370,471
Refrigerated Foods	690,098	542,850	1,340,850	1,091,040
Jennie-O Turkey Store	267,562	259,406	544,774	509,392
Specialty Foods	130,864	123,081	240,986	235,264
All Other	71,467	74,442	149,459	153,978
Intersegment elimination	(40,990)	(43,287)	(79,462)	(81,485)
Total	$1,309,637	$1,143,127	$2,581,068	$2,278,660

Segment Profit
Grocery Products	$28,490	$29,028	$63,434	$63,411
Refrigerated Foods	25,487	37,179	61,353	66,968
Jennie-O Turkey Store	33,874	16,672	68,272	38,899
Specialty Foods	7,897	8,377	11,438	13,095
All Other	4,710	6,828	9,007	13,151
Total segment profit	$100,458	$98,084	$213,504	$195,524

Net interest and investment income	(5,820)	2,757	(7,989)	(851)
General corporate expense	(5,677)	(16,614)	(14,122)	(28,830)

Earnings before income taxes	$88,961	$84,227	$191,393	$165,843

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

The Company earned $0.40 per diluted share in the second quarter of fiscal 2005, compared to $0.38 per diluted share in the second quarter of fiscal 2004.  Significant factors impacting the quarter were:

•                    Jennie-O Turkey Store reports excellent quarterly results, driven by continued value-added sales growth, higher turkey meat markets, lower grain markets and production efficiencies.

•                    Acquisitions of Mexican Accent, Mark-Lynn Foods, and Lloyd’s Barbeque Company completed during the quarter, with businesses impacting three different segments.

•                    Clougherty Packing Company (acquired on December 29, 2004) continues to meet expectations and is accretive to the Refrigerated Foods segment.

•                    Higher pork and beef raw material costs continued to pressure margins in the Grocery Products and Refrigerated Foods segments.

•                    Grocery Products tonnage volume decreased 5.2 percent.

Consolidated Results

Net earnings for the second quarter of fiscal 2005 increased 4.0 percent to $55,819 compared to $53,651 in the same quarter of 2004.  Diluted earnings per share for the quarter increased to $0.40 from $0.38 last year.  Net earnings for the first six months of 2005 increased 14.0 percent to $120,293 from $105,477 in 2004.  Diluted earnings per share for the same period increased to $0.86 from $0.75 in the prior year.

Net sales for the second quarter increased 14.6 percent to $1,309,637 in 2005 from $1,143,127 in 2004.  Tonnage volume increased 16.5 percent for the second quarter compared to the same quarter of last year.  Net sales for the first six months of fiscal 2005 increased 13.3 percent to $2,581,068 from $2,278,660 in the first six months of fiscal 2004.  Tonnage volume for the six months increased 10.2 percent over the comparable period of 2004.  Net sales and tonnage volume comparisons were positively impacted by the 2005 acquisitions of Clougherty Packing Company, Arriba Foods (a/k/a Mexican Accent), Mark-Lynn Foods, and Lloyd’s Barbeque Company.  On a combined basis, these acquisitions contributed $130,710 in net sales to the second quarter results for fiscal 2005, representing 11.4 percent and 14.7 percent of the net sales and tonnage volume increases, respectively.

Gross profits for the second quarter and six months of fiscal 2005 were $302,691 and $614,504, respectively, compared to $273,419 and $545,195 for the same periods last year.  Gross profit as a percent of net sales for the second quarter and six months decreased to 23.1 and 23.8 percent in 2005, from 23.9 percent for the comparable quarter and six months of fiscal 2004.  The Grocery Products and Refrigerated Foods segments continued to struggle with significantly higher input costs.  Changes in the product mix to lower margin items at Century Foods International also contributed to a margin decrease in the Specialty Foods segment for the second quarter.  The Jennie-O Turkey Store segment offset a portion of these decreases with significantly improved margins over the prior year, driven by value-added sales growth and continued favorable market conditions.

Selling and delivery expenses for the second quarter and six months of fiscal 2005 were $167,674 and $337,191, respectively, compared to $155,787 and $307,427 last year.  These increases are primarily due to increased shipping and handling over the prior year, driven by increased tonnage volume, higher fuel related charges, and new acquisitions in 2005.  As a percent of net sales, selling and delivery expenses decreased to 12.8 and 13.1 percent for the fiscal 2005 second quarter and six months, respectively, compared to 13.6 and 13.5 percent in the comparable periods of 2004.  This decrease reflects price increases exceeding increases in selling expenses throughout 2005, the impact of newly acquired businesses with lower selling and delivery expense ratios, and a charge of $4,194 recognized in the second quarter of 2004 for early retirement packages related to a reorganization of the Company’s sales force.  The Company expects selling and delivery expenses, as a percent of sales, to approximate 13.0 percent throughout fiscal year 2005.

Administrative and general expenses were $41,236 and $81,858 for the second quarter and six months, respectively, compared to $38,601 and $75,219 last year.  As a percentage of sales, administrative and general expenses for the quarter and six months were 3.1 and 3.2 percent, respectively, compared to 3.4 and 3.3 percent for the comparable quarter and six months in fiscal 2004.  Increases for the quarter and six months include administrative expenses and intangible asset amortization related to new acquisitions, and increased professional services primarily related to Sarbanes-Oxley Section 404 internal controls compliance and internal business restructuring projects.  Stock option expenses also increased $560 and $736 for the quarter and six months, respectively.  A decrease of approximately $1,200 in the Company’s bad debt expense offset these increases during the second quarter.  The Company expects administrative and general expenses, as a percent of sales, to approximate 3.1 percent for fiscal year 2005.

Equity in earnings of affiliates was $1,000 and $3,927 for the second quarter and six months, respectively, compared to $2,439 and $4,145 last year.  The decrease in this earnings line for the quarter is primarily due to the Company’s 40.0 percent owned Philippine joint venture, Purefoods-Hormel Company (down $912).  The Company’s 49.0 percent owned joint venture, Carapelli USA, LLC, has performed favorably in fiscal 2005, increasing $141 and $366 for the quarter and six months, respectively.  Minority interests in the Company’s consolidated investments are also reflected in these figures, and have decreased $656 compared to the comparable six months of the prior year.

The effective tax rate for the second quarter and six months of fiscal 2005 was 37.3 and 37.2 percent, compared to 36.3 and 36.4 percent for the comparable quarter and six months of fiscal 2004.  The Company expects the fiscal 2005 effective tax rate will approximate 37.2 percent.  The effective tax rate increase over fiscal 2004 is primarily due to the relationship of permanent tax differences to expected income for the year.

Segment Results

Segmented net sales and profits for each of the Company’s segments are set forth below.  Additional segment financial information can be found in Note J of the Notes to Consolidated Financial Statements.

	Three Months Ended			Six Months Ended
	May 1, 2005	April 24, 2004	% Change	May 1, 2005	April 24, 2004	% Change
Net Sales to Unaffiliated Customers
Grocery Products	$190,636	$186,630	2.1	$384,461	$370,466	3.8
Refrigerated Foods	687,851	541,987	26.9	1,336,283	1,086,611	23.0
Jennie-O Turkey Store	249,894	239,782	4.2	510,976	477,317	7.1
Specialty Foods	130,828	123,081	6.3	240,920	235,264	2.4
All Other	50,428	51,647	(2.4)	108,428	109,002	(0.5)
Total	$1,309,637	$1,143,127	14.6	$2,581,068	$2,278,660	13.3

Segment Profit
Grocery Products	$28,490	$29,028	(1.9)	$63,434	$63,411	0.0
Refrigerated Foods	25,487	37,179	(31.4)	61,353	66,968	(8.4)
Jennie-O Turkey Store	33,874	16,672	103.2	68,272	38,899	75.5
Specialty Foods	7,897	8,377	(5.7)	11,438	13,095	(12.7)
All Other	4,710	6,828	(31.0)	9,007	13,151	(31.5)

Total segment profit	$100,458	$98,084	2.4	$213,504	$195,524	9.2
Net interest and investment income	(5,820)	2,757	(311.1)	(7,989)	(851)	(838.8)
General corporate expense	(5,677)	(16,614)	65.8	(14,122)	(28,830)	51.0

Earnings before income taxes	$88,961	$84,227	5.6	$191,393	$165,843	15.4

Grocery Products

The Grocery Products segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market. This segment also includes the results of Mexican Accent, which was acquired in the second quarter of fiscal 2005.

Grocery Products net sales increased 2.1 percent for the second quarter and 3.8 percent for the six months compared to the comparable fiscal 2004 periods.  Sales tonnage volume was down 5.2 percent for the quarter and 3.2 percent for the six months compared to the prior year.  Segment profit for Grocery Products decreased 1.9 percent compared to the second quarter of fiscal 2004, while remaining flat compared to the first six months of last year.  Higher raw material costs over the prior year continued into the second quarter of fiscal 2005, which continued to pressure product margins.  Segment profits were also impacted by significantly higher freight costs, up approximately 21.0% over the prior year.  Raw material prices for the third quarter of fiscal year 2005 are expected to exceed prior year levels, before leveling off near the fiscal year-end.

Grocery Products faced difficult volume comparisons for the quarter.  Categories showing decreased volume from the prior year second quarter included Dinty Moore canned products (down 1,837,000 lbs. or 14.9 percent), and the SPAM family of products (down 954,000 lbs. or 5.6 percent).  The ethnic line of products also struggled in the second quarter, primarily due to tonnage decreases for Herdez Mexican products (down 916,000 lbs. or 9.2 percent) driven by raw material shortages, resulting from poor crops in Mexico.  The microwave category was the notable exception for the quarter, posting tonnage gains (up 1,426,000 lbs. or 10.8 percent).

Throughout the second quarter, Grocery Products continued to pursue two major initiatives implemented in fiscal year 2004.  First, the Company continues to see improved market share and favorable year-to-date results for both Hormel and Stagg chili, as the overall chili category grew 33.0 percent during the second quarter.  Due to increased competition, however, more advertising and promotional expenses have been incurred compared to the prior year.  Additionally, the SPAM Singles product line continues to perform well in the twelve test markets in which it has been introduced.

During the second quarter, Grocery Products also integrated Arriba Foods (a/k/a Mexican Accent) into the segment, which will complement the Company’s growing portfolio of ethnic products.  The Company’s sales force has incorporated Mexican Accent’s products into its portfolio effective with the beginning of the third quarter.

Refrigerated Foods

The Refrigerated Foods segment includes the Meat Products and Foodservice business units.  The segment consists primarily of the processing, marketing, and sale of branded and unbranded pork products for the retail, foodservice, and fresh customer markets.  This segment also includes the Precept Foods, LLC operation, which offers fresh case-ready pork and beef products to its retail customers.  Precept Foods, LLC is a 51 percent owned joint venture between Hormel Foods Corporation and Cargill Meat Solutions Corporation (formerly Excel Corporation), a wholly owned subsidiary of Cargill, Incorporated.  Clougherty Packing Company, which was acquired on December 29, 2004, is also included in this segment.  The Meat Products business unit also includes the results of operations for Lloyd’s Barbeque Company, which was acquired in April 2005.

Net sales by the Refrigerated Foods segment increased 26.9 percent for the second quarter and 23.0 percent for the first six months of fiscal 2005, compared to the same periods of fiscal 2004.  Sales tonnage volume increased 33.8 and 21.1 percent for the second quarter and six months, respectively, compared to last year.  Net sales and tonnage volume comparisons were positively impacted by the December 29, 2004, acquisition of Clougherty Packing Company (Clougherty), and the April 4, 2005, acquisition of Lloyd’s Barbeque Company.  These acquisitions contributed a combined $119,629 in net sales to the quarterly results, representing 22.1 percent and 29.6 percent of the net sales and tonnage volume increases, respectively.

Segment profit for Refrigerated Foods declined 31.4 and 8.4 percent for the second quarter and six months, respectively, compared to the prior year.  Higher hog costs impacted fresh pork results, while high primal values put pressure on margins.  Hog markets continued to trend higher than expected, up 9.4 percent compared to the second quarter of fiscal 2004.  However, the Company expects hog markets to trend below prior year levels during the third and fourth quarter of fiscal 2005.

The Company’s hog processing for the current quarter increased 34.0 percent to 2,213,000 from 1,652,000 hogs for the comparable period last year. Excluding Clougherty, hog processing has increased 4.4 percent in the first six months of fiscal 2005, as compared to the prior year.

Second quarter net sales and margins in the Meat Products business unit decreased slightly from prior year levels due to higher than anticipated raw material costs, and lower than expected volume sales caused by higher retail pricing within several core product categories.  Despite these factors, several value-added product lines did experience tonnage volume growth over the prior year second quarter, including Hormel fully cooked entrées (up 557,000 lbs. or 9.8 percent), Hormel convenience bacon (up 130,000 lbs. or 6.0 percent), and DiLusso Deli Company products (up 357,000 lbs. or 72.6 percent).  The integration of Lloyd’s Barbeque Company into this business unit also occurred during the second quarter.  Combining their branded products with existing Hormel branded items positions the Company as the leader in the fully cooked entrée category.  Aggressive marketing support and continued strong consumer preference for this unit’s product offering has also resulted in branded sales growth rates outpacing category growth rates during the second quarter in retail pepperoni, precooked bacon, refrigerated entrées and raw bacon.

The Foodservice business unit continued to deliver strong sales results during the second quarter, with several key product lines posting double digit gains.  Tonnage volume increases over the prior year second quarter were noted on precooked breakfast sausage (up 473,000 lbs. or 40.6 percent), Austin Blues BBQ products (up 296,000 lbs. or 19.0 percent), Always Tender pork (up 322,000 lbs. or 14.8 percent), Applewood smoked bacon (up 193,000 lbs. or 19.5 percent), and the Café-H line of products (up 149,000 lbs. or 15.5 percent).

Significant growth was also reported by the Precept Foods, LLC joint venture, generated by new business and expansion of product offerings with existing customers.  Second quarter tonnage volume for case-ready beef and pork products for total Precept Foods increased 1,113,000 lbs. or 29.9 percent in fiscal 2005, compared to the prior year comparable quarter.

Jennie-O Turkey Store

The Jennie-O Turkey Store (JOTS) segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for the retail, foodservice, and fresh customer markets.

JOTS net sales increased 4.2 percent for the second quarter and 7.1 percent for the six months ended May 1, 2005, versus the comparable periods of fiscal 2004.  Sales tonnage also increased over fiscal 2004 with tonnage up 5.4 percent for the second quarter and 3.5 percent for the six months ended May 1, 2005.  The Company continues to emphasize the strategy of converting commodity sales to value-added sales.  On a year-to-date basis, value added tonnage is up 3.3 percent over fiscal 2004, which is below the total sales tonnage growth due to the Company taking advantage of improved markets for commodity meats.

Segment profit for JOTS increased 103.2 percent for the second quarter and 75.5 percent for the first six months of fiscal 2005 compared to the prior year.  The industry continued to enjoy excellent commodity meat prices throughout the second quarter.  Commodity wholebird pricing was also at more traditional levels, which were improved versus a year ago.  Fresh breast meat and frozen wholebird hen prices were 12.6 percent and 7.5 percent higher, respectively, on a year-to-date basis compared to fiscal 2004, and the pricing of other commodity meat cuts was also strong.  The combination of the two resulted in strong performance in commodity results for the six months.  Feed prices for flocks marketed during the quarter also remained at more historical levels and were significantly lower than the prior year.  Feed prices for flocks marketed during the remainder of fiscal 2005 are expected to continue to be lower than fiscal 2004.

Segment profits also benefited from value-added sales growth, through new distribution of existing product lines and continued success in new product development.  Product lines reflecting strong second quarter increases over the prior year were Jennie-O Turkey Store rotisserie turkey breast (up 2,065,000 lbs. or 143.9 percent), the Jennie-O Turkey Store tray pack line (up 1,614,000 lbs. or 10.7 percent), and Jennie-O Turkey Store marinated tenderloins (up 517,000 lbs. or 56.6 percent).

Specialty Foods

The Specialty Foods segment includes the Diamond Crystal Brands (DCB), Century Foods International (CFI), Hormel HealthLabs (HHL), and Specialty Products (HSP) operating segments.  This segment consists of the packaging and sale of various sugar and sugar substitute products, salt and pepper products, dessert mixes, gelatin products, and private label canned meats to retail and foodservice customers.  This segment also includes the processing, marketing, and sale of nutritional food products and supplements to hospitals, nursing homes, and other marketers of nutritional products. Effective November 1, 2004, the HHL operating segment was consolidated into DCB.  Mark-Lynn Foods, which was acquired in March 2005, is also included in the results of operations for DCB.

Specialty Foods net sales increased 6.3 percent for the second quarter and 2.4 percent for the six months of fiscal 2005, compared to the same periods of fiscal 2004.  Sales tonnage volume decreased 1.4 and 1.7 percent for the quarter and six months, respectively, compared to the prior year.  Segment profit decreased 5.7 percent in the second quarter and 12.7 percent for the six months, compared to 2004 results.  Continued strength from sugar substitute sales at DCB drove the sales increase for the quarter.  However, the impact of customer and product mix changes at CFI offset these gains, resulting in decreased margins and operating profits for the total segment. HSP experienced decreases in net sales and operating profits for both the second quarter and six months, compared to fiscal 2004.  These decreases reflect the impact of lost contract manufacturing after fiscal 2004 price increases, and no longer selling dairy ingredient products for low carb diet products.  Although margins improved during the second quarter, higher freight and warehouse expenses more than offset these gains and resulted in decreased operating profits.

DCB again delivered strong sales and profit growth in the second quarter, reflecting strong results in sugar substitutes, canisters, and shakers.  Overall core product sales (including sugar packets, sugar substitute, canisters, and shakers) were up 14.3 percent over the second quarter of fiscal 2004.  Sales of the HHL dysphagia and malnutrition products slightly exceeded prior year results for the quarter, as some improvement was realized in the nutritional category.  Several initiatives are in place to further enhance sales of these product lines.  The acquisition of Mark-Lynn Foods was also completed during the second quarter, contributing $4,143 in net sales to DCB’s results.  Mark-Lynn Foods will consolidate into DCB as a fifth processing facility, and should expand the Company’s market share primarily in foodservice packets.

CFI sales rebounded in the second quarter, resulting in an increase of 8.9 percent of the comparable quarter of fiscal 2004.  For the first six months, net sales have decreased 6.4 percent compared to the prior year.  The sales increase for the quarter reflects improvements in the nutritional category, and higher than expected sales in the dry manufacturing category.  Additionally, a major customer completed a product line upgrade during the second quarter.  Volume has decreased compared to fiscal 2004, reflecting the loss of a government contract no longer in place.  Segment profits for the quarter were also negatively impacted by a shift in product mix to lower margin items.

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

All Other net sales decreased 2.4 percent for the second quarter and 0.5 percent for the six months, compared to the comparable fiscal 2004 periods.  Segment profit decreased 31.0 and 31.5 percent for the quarter and six months, respectively, compared to prior year results.  Comparisons for the quarter and six months are negatively impacted by the divestiture of Vista during the third quarter of fiscal year 2004.

Strong sales of commodity pork items continued in HFI during the second quarter, with export tonnage increasing 17.5 percent to 22,604,000 lbs. compared to the same prior year quarter.  For the first six months of fiscal 2005, significant volume gains over the prior year were realized on the SPAM family of products (up 22.4 percent) and Stagg chili (up 21.0 percent).  Price increases taken in January have partially offset the impact of higher raw material costs during the quarter, resulting in improved margins and operating profits.  In the first quarter of fiscal 2005, HFI reduced the financial reporting lag on its joint ventures and wholly owned Australian subsidiary to one month (from a previous two to three month lag).  The adjustment has increased tonnage (up 4,785,000 lbs.), net sales (up $5,169), and segment profit results (up $867) for the first six months of 2005.

Dan’s Prize, the Company’s marketer and seller of beef products, continued to report strong top line growth in the second quarter.  Tonnage volume is up 1,018,000 lbs. (21.1 percent) for the quarter and 1,967,000 lbs. (21.5 percent) for the six months, compared to fiscal year 2004.  Operating profits for the quarter and six months have decreased slightly compared to the prior year due to increased expenses in fiscal 2005, including personnel relocation costs, higher plant repair costs, and additional overhead.

Unallocated Income and Expenses

The Company does not allocate investment income, interest expense, and interest income to its segments when measuring performance.  The Company also retains various other income and unallocated expenses at corporate.  These items are included in the segment table for the purpose of reconciling segment results to earnings before income taxes.

Net interest and investment income for the second quarter and six months of fiscal 2005 was a net expense of $5,820 and $7,989, respectively, compared to income of $2,757 and expense of $851 for the comparable quarter and six months of fiscal 2004.  The expense increase for both the quarter and six months primarily reflects the $6,222 pre-tax gain on the sale of the Company’s investment in Campofrio Alimentacion, S.A. in the second quarter of fiscal 2004.  Returns on investments held in the Company’s rabbi trust for supplemental executive retirement plans and deferred income plans also decreased $2,563 and $1,929 for the quarter and six months, respectively, compared to the prior year.  Interest expense of $6,706 and $13,480 for the quarter and six months slightly exceeded the prior year, as recent acquisitions utilized the Company’s excess cash and resulted in additional debt being incurred. The Company anticipates that interest expense will continue to exceed prior year levels for the remainder of the year, and approximate $28,000 for fiscal 2005.

General corporate expense for the second quarter and six months was $5,677 and $14,122, respectively, compared to $16,614 and $28,830 for the comparable periods of fiscal 2004.  The expense decrease for the second quarter and six months primarily reflects fiscal 2004 sales reorganization expenses of $4,700 and $6,800, respectively, which did not recur in fiscal 2005.  Other decreases include inventory valuation adjustments of $755 and $1,432 for the quarter and six months, respectively, and a decrease of approximately $1,700 in pension and medical expenses in the second quarter of 2005.  Remaining decreases represent lower corporate overhead expenses compared to fiscal 2004.  The Company evaluated its corporate expense allocation methodology during fiscal 2005, resulting in additional expenses being allocated to operating segments.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions that was disclosed in the Company’s Annual Report on Form 10-K for the year ended October 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Selected financial ratios at the end of the second quarter of fiscal years 2005 and 2004 are as follows:

	End of Quarter
	2nd Quarter 2005	2nd Quarter 2004
Liquidity Ratios
Current ratio	1.7	2.1
Receivables turnover	18.4	17.1
Days sales in receivables	20.4	20.2
Inventory turnover	8.4	8.4
Days sales in inventory	47.5	45.6

Leverage Ratio
Long-term debt to equity	25.2	29.1%

Operating Ratios
Pre-tax profit to net worth	26.4%	26.1%
Pre-tax profit to total assets	14.5%	13.9%

Cash, cash equivalents, and short-term marketable securities were $92,155 at the end of the second quarter of fiscal year 2005 compared to $195,486 at the end of the comparable fiscal 2004 period.

Cash provided by operating activities was $118,948 in the first six months of fiscal 2005 compared to $131,092 in the same period of fiscal 2004.  The decrease in cash provided by operating activities is due primarily to timing differences in the payment of federal income taxes in 2005 over the same period in fiscal 2004, as a result of the decision not to prefund the Company’s Voluntary Employee Benefits Account (VEBA) in 2005.  Changes in other working capital items, including inventories, accounts payable, and accrued expenses, account for the remaining decrease in cash provided by operating activities in fiscal 2005.

Cash flow from operating activities provides the Company with its principal source of liquidity.  The Company does not anticipate a significant risk to cash flow from this source in the foreseeable future because we operate in a stable industry and have strong products across several product lines.

Cash used in investing activities increased to $374,412 in the first six months of fiscal 2005 from $15,793 of cash provided by investing activities in the comparable period in fiscal 2004.  Acquisitions of businesses account for the largest use of cash in the first six months of fiscal 2005, due primarily to the December 2004 acquisition of Clougherty Packing Company (with a preliminary purchase price of $188,344, including related costs).  Other acquisitions completed in the second quarter of fiscal 2005, along with the preliminary purchase price including related costs, included Arriba Foods Inc. ($47,985), Mark-Lynn Foods ($43,166), and Lloyd’s Barbeque Company ($50,140).  Investing activities in the first six months of the prior year included proceeds of $84,249 from the sale of the Company’s investment in Campofrio Alimentacion, S.A.  Cash used in investing activities in the first six months of fiscal 2004 also included $2,097 related to finalizing the purchase accounting for the Diamond Crystal Brands and Century Foods International acquisitions and $3,250 used to purchase securities.

Fixed asset expenditures were $49,935 for the first six months of fiscal 2005 compared to $34,287 in the comparable period of fiscal 2004.  The increase over 2004 is due mainly to construction of a plant in Albert Lea, Minnesota, and a plant expansion at the Company’s Rochelle, Illinois, facility.  The Company estimates its fiscal 2005 fixed asset expenditures to be approximately $100,000.

Cash provided by financing activities was $58,738 in the first six months of fiscal 2005 compared to cash used in financing activities of $52,625 in the same period of fiscal 2004.  The increase in cash provided by financing activities is due mainly to proceeds of $90,000 received from short-term debt used to finance acquisitions made in fiscal 2005.  Also contributing to the cash provided by financing was a decrease of $21,236 in principal payments on the Company’s long-term debt compared to the prior year.  Additionally, $6,116 was used for common stock repurchases in first six months of fiscal 2005, compared to $8,711 in the prior year comparable period.  During the first six months of fiscal 2005, the Company repurchased 207,936 shares of its common stock under the repurchase plan approved by the Company’s Board of Directors in October 2002.  For additional information pertaining to the Company’s share repurchase plans or programs, see Part II Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Cash dividends paid to the Company’s shareholders also continue to be a significant financing activity for the Company.  Dividends paid in the first six months of 2005 were $33,480 compared to $30,122 in the comparable period of fiscal 2004, reflecting a 15.6 percent increase in the dividend rate over 2004.  The Company has paid dividends for 307 consecutive quarters and expects to continue doing so.

The Company is required, by certain covenants in its debt agreements, to maintain specified levels of financial ratios and balance sheet position.  At the end of the second quarter of fiscal 2005, the Company was in compliance with all of these debt covenants.

Contractual Obligations and Commercial Commitments

There has been no material change in the information regarding the Company’s future contractual financial obligations that was disclosed in the Company’s Annual Report on Form 10-K for the year ended October 30, 2004.

Off-Balance Sheet Arrangements

The Company enters into various agreements guaranteeing specified obligations of affiliated parties.  Currently, the Company provides a standby letter of credit for obligations of an affiliated party that may arise under worker compensation claims.  The Company’s guarantees either terminate in one year or remain in place until such time as the Company revokes the agreement.  Total guarantees provided by the Company, as of May 1, 2005, amounted to $1,940.  These potential obligations are not reflected in the Company’s consolidated balance sheet.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risks

(In Thousands of Dollars)

Hog Markets.  The Company’s earnings are affected by fluctuations in the live hog market.  To minimize the impact on earnings, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 15 years.  Contract formulas are based on hog production costs, hog futures, or hog primal values.  Purchased hogs under contract account for 62 percent and 79 percent of the total hogs purchased by the Company through the first six months of fiscal 2005 and 2004, respectively.  A hypothetical 10 percent change in the cash market would have impacted approximately 38 percent and 21 percent of the hogs purchased in the first six months of fiscal 2005 and 2004, respectively, and would have had an immaterial effect on the Company’s results.  The contracts reduce volatility in hog prices and ensure a steady supply of quality hogs.

Certain procurement contracts allow for future hog deliveries (firm commitments) to be forward priced.  The Company generally hedges these firm commitments by selling hog futures contracts.  These futures contracts are designated and accounted for as fair value hedges.  The change in the market value of such futures contracts has historically been, and is expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Changes in the fair value of the futures contracts, along with the gain or loss on the firm commitment, are marked-to-market through earnings and are recorded on the statement of financial position as a current asset and liability, respectively.  The fair value of the Company’s open futures contracts as of May 1, 2005, was $(614).

The Company measures its market risk exposure on its May 1, 2005, hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in market prices.  A 10 percent increase in market prices of futures contracts would have negatively impacted the fair value of the Company’s May 1, 2005, open contracts by $(1,282), which in turn would have lowered the Company’s cost of purchased hogs by a similar amount.

Turkey Markets.  Production costs in raising turkeys are primarily subject to fluctuations in feed grain prices, and to a lesser extent, fuel costs.  To reduce the Company’s exposure to changes in grain prices the Company utilizes a hedge program to offset the fluctuation in the Company’s future direct grain purchases.  This program utilizes corn and soybean meal futures, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value of $575, before tax, on the consolidated statement of financial position as of May 1, 2005.

The Company measures its market risk exposure on its grain futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain.  A 10 percent decrease in the market price for grain would negatively impact the fair value of the Company’s May 1, 2005, open grain contracts by $(3,433), which in turn would have lowered the Company’s costs on purchased grain by a similar amount.

Long-Term Debt.  A principal market risk affecting the Company is the exposure to changes in interest rates on the Company’s fixed-rate, long-term debt.  Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $9,717.  The fair values of the Company’s long-term debt were estimated using discounted future cash flows based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

International.  While the Company does have international operations and operates in international markets, it considers its market risk in such activities to be immaterial.

Item 4.  Controls and Procedures

(a)                Disclosure Controls and Procedures.  As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended [the “Exchange Act”]).  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)               Internal Controls.  During the second quarter of fiscal year 2005, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

HORMEL FOODS CORPORATION

Item 1.  Legal Proceedings

The Company is a party to various legal proceedings related to the on-going operation of its business.  The resolution of any currently known matters is not expected to have a material effect on the Company’s financial condition, results of operations, or liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the Second Quarter of Fiscal 2005

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[2]
January 31, 2005 – March 6, 2005	14,736	$ 31.73	14,736	8,339,636
March 7, 2005 – April 3, 2005	80	31.26	—	8,339,636
April 4, 2005 – May 1, 2005	149,200	29.62	149,200	8,190,436
Total	164,016	$ 29.81	163,936

1 Shares repurchased during the quarter, other than through publicly announced plans or programs, represent purchases pursuant to the Company’s employee awards program.

2 On October 2, 2002, the Company announced that its Board of Directors had authorized the Company to repurchase up to 10,000,000 shares of common stock with no expiration date.

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

HORMEL FOODS CORPORATION

(Registrant)

Date: June 10, 2005	By	/s/ M. J. McCOY
M. J. McCOY
Executive Vice President
and Chief Financial Officer

Date: June 10, 2005	By	/s/ J. N. SHEEHAN
J. N. SHEEHAN
Vice President and Controller