Form 10-Q
period 2005-07-31
HORMEL FOODS CORP /DE/
filed 2005-09-09
CIK 48465

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended July 31, 2005	Commission File
Number 1-2402

HORMEL FOODS CORPORATION

Incorporated Under the Laws	Fein #41-0319970
of the State of Delaware

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange  Act).        YES  ☐     NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class

Outstanding at July 31, 2005

Common Stock	$.0586 par value 137,714,674
Common Stock Non-Voting	$.01 par value	-0-

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

Item 6. Exhibits

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In Thousands of Dollars)

	July 31,	October 30,
	2005	2004
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$134,893	$288,881
Accounts receivable	268,084	272,738
Inventories	508,737	425,655
Deferred income taxes	30,857	29,254
Prepaid expenses and other current assets	16,426	12,875
TOTAL CURRENT ASSETS	958,997	1,029,403

GOODWILL	486,178	417,728

OTHER INTANGIBLES	125,416	95,214

NET PENSION ASSETS	53,875	67,037

INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	63,655	55,232

OTHER ASSETS	164,262	165,117

PROPERTY, PLANT, AND EQUIPMENT
Land	49,253	25,872
Buildings	535,244	455,860
Equipment	1,056,926	948,244
Construction in progress	65,487	44,666
	1,706,910	1,474,642
Less allowance for depreciation	(824,518)	(770,405)
	882,392	704,237

TOTAL ASSETS	$2,734,775	$2,533,968

See notes to consolidated financial statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In Thousands of Dollars)

	July 31,	October 30,
	2005	2004
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$214,683	$203,563
Notes payable/Short term debt	60,000	0
Accrued expenses	50,772	31,435
Accrued marketing expenses	74,963	71,855
Employee compensation	101,007	94,548
Taxes, other than federal income taxes	7,721	13,569
Dividends payable	18,013	15,673
Federal income taxes	7,197	17,963
Current maturities of long-term debt	11,075	15,760
TOTAL CURRENT LIABILITIES	545,431	464,366

LONG-TERM DEBT—less current maturities	361,160	361,510

ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION	257,596	257,392

OTHER LONG-TERM LIABILITIES	48,421	47,128

DEFERRED INCOME TAXES	5,959	4,324

SHAREHOLDERS’ INVESTMENT
Preferred stock, par value $.01 a share—authorized 80,000,000 shares; issued—none
Common stock, non-voting, par value $.01 a share—authorized 200,000,000 shares; issued—none
Common stock, par value $.0586 a share—authorized 400,000,000 shares; issued 137,714,674 shares July 31, 2005 issued 137,875,211 shares October 30, 2004	8,070	8,079
Accumulated other comprehensive loss	(16,129)	(23,534)
Retained earnings	1,524,267	1,414,703
TOTAL SHAREHOLDERS’ INVESTMENT	1,516,208	1,399,248

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$2,734,775	$2,533,968

See notes to consolidated financial statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31, 2005	July 24, 2004	July 31, 2005	July 24, 2004
Net sales	$1,355,021	$1,155,999	$3,936,089	$3,434,659
Cost of products sold	1,054,277	899,071	3,020,841	2,632,536
GROSS PROFIT	300,744	256,928	915,248	802,123

Expenses and gain on sale of business:
Selling and delivery	173,869	148,071	511,060	455,498
Administrative and general	41,817	32,490	123,675	107,709
Gain on sale of business	0	(18,063)	0	(18,063)
TOTAL EXPENSES AND GAIN ON SALE OF BUSINESS	215,686	162,498	634,735	545,144

Equity in earnings of affiliates	899	1,031	4,826	5,176
OPERATING INCOME	85,957	95,461	285,339	262,155

Other income and expenses:
Interest and investment income (loss)	2,898	(85)	8,389	12,497
Interest expense	(7,323)	(6,645)	(20,803)	(20,078)
EARNINGS BEFORE INCOME TAXES	81,532	88,731	272,925	254,574
Provision for income taxes	30,099	32,388	101,199	92,754

NET EARNINGS	$51,433	$56,343	$171,726	$161,820

NET EARNINGS PER SHARE:
BASIC	$0.37	$0.41	$1.24	$1.17
DILUTED	$0.37	$0.40	$1.23	$1.15

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	138,027	138,826	138,131	138,688
DILUTED	139,508	140,598	139,665	140,331

DIVIDENDS DECLARED PER SHARE:	$0.1300	$0.1125	$0.3900	$0.3375

See notes to consolidated financial statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(Unaudited)

	Nine Months Ended
	July 31, 2005	July 24, 2004
OPERATING ACTIVITIES
Net earnings	$171,726	$161,820
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	79,499	64,581
Amortization of intangibles	7,092	5,247
Equity in earnings of affiliates	(4,705)	(4,587)
Provision for deferred income taxes	(4,126)	(9,353)
Loss (Gain) on property/equipment sales and plant facilities	164	(63)
Gain on sales of business and investment	0	(24,285)
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	37,533	29,312
Increase in inventories, prepaid expenses, and other current assets	(23,206)	(68,336)
(Decrease) Increase in accounts payable and accrued expenses	(8,263)	12,515
Other	5,375	3,909
NET CASH PROVIDED BY OPERATING ACTIVITIES	261,089	170,760

INVESTING ACTIVITIES
Purchase of held-to-maturity securities	0	(3,250)
Acquisitions of businesses	(339,944)	(2,097)
Purchases of property/equipment	(78,212)	(57,234)
Proceeds from sales of property/equipment	1,719	827
Proceeds from sales of business and investment	0	126,774
Decrease (Increase) in investments, equity in affiliates, net pension assets, and other assets	10,574	(21,947)
Dividends from affiliates	775	0
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(405,088)	43,073

FINANCING ACTIVITIES
Proceeds from short-term debt	115,000	0
Principal payments on short-term debt	(55,000)	0
Principal payments on long-term debt	(5,035)	(21,569)
Dividends paid on common stock	(51,469)	(45,729)
Stock repurchase	(22,592)	(13,141)
Other	9,107	8,985
NET CASH USED IN FINANCING ACTIVITIES	(9,989)	(71,454)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(153,988)	142,379
Cash and cash equivalents at beginning of year	288,881	97,976

CASH AND CASH EQUIVALENTS AT END OF QUARTER	$134,893	$240,355

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

Stock-Based Compensation

In the fourth quarter of fiscal 2003, the Company adopted the fair value method of accounting for employee stock options in accordance with Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  At that time, the Company elected to use the prospective method to recognize stock-based compensation expense.  The Company has continued to use the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for employee stock options granted prior to fiscal year 2003.  Based on that methodology, the Company recognized $1,187 and $3,285, net of tax, for stock options expense in the three and nine months ended July 31, 2005, respectively, compared to $721 and $1,956, net of tax, in the three and nine months ended July 24, 2004.

In the first quarter of fiscal 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment.”   In April 2005, the Securities and Exchange Commission (SEC) issued further guidance delaying the effective date of this pronouncement.  Based on the SEC guidance, the Company will adopt the statement in the first quarter of fiscal 2006.  The provisions of the statement require that the Company begin expensing options using the modified-prospective transition method at that time.  The Company is currently evaluating the impact of adopting SFAS No. 123(R) and does not believe the effect will be material to the consolidated results of operations.

In calculating the fair value of options granted in fiscal 2005, the Company has increased the expected life assumption to 8.0 years from 7.0 years used in 2004.  Additionally, the Company reduced the volatility assumption to 22.0% from 24.4% used in 2004.

Pro forma amounts as if the Company had used the fair value method in accounting for employee stock-based compensation are as follows:

	Three Months Ended		Nine Months Ended
	July 31, 2005	July 24, 2004	July 31, 2005	July 24, 2004
Net earnings, as reported	$51,433	$56,343	$171,726	$161,820
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	1,187	721	3,285	1,956
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,500)	(1,255)	(4,316)	(3,776)

Pro forma net earnings	$51,120	$55,809	$170,695	$160,000

Earnings per share:
Basic—as reported	$0.37	$0.41	$1.24	$1.17
Basic—pro forma	$0.37	$0.40	$1.24	$1.15

Diluted—as reported	$0.37	$0.40	$1.23	$1.15
Diluted—pro forma	$0.37	$0.40	$1.22	$1.14

Guarantees

The Company enters into various agreements guaranteeing specified obligations of affiliated parties.  Currently, the Company provides a standby letter of credit for obligations of an affiliated party that may arise under worker compensation claims.  The Company’s guarantees either terminate in one year or remain in place until such time as the Company revokes the agreement.  Total guarantees provided by the Company as of July 31, 2005, amounted to $1,940.  These potential obligations are not reflected in the Company’s consolidated balance sheet.

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  The pronouncement requires that all voluntary changes in accounting principle be reported by retrospectively applying the principle to all prior periods that are presented in the financial statements.  The statement is effective for fiscal years beginning after December 15, 2005, and the Company is currently evaluating the effects of adopting this guidance.

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

NOTE B                ACQUISITIONS

On December 29, 2004, the Company purchased all of the outstanding stock of Clougherty Packing Company (Clougherty), for $197.5 million in cash, including related costs.  Clougherty was a privately held Southern California pork processor and is the maker of the Farmer John brand of pork products popular throughout the Southwestern United States.  The acquisition is expected to strengthen the Company’s presence in that geographic area and complements many of the Company’s existing product families.  Clougherty was reorganized into Clougherty Packing, LLC (d/b/a Farmer John) after acquisition.  Farmer John’s operating results are reported in the Refrigerated Foods segment.  Allocation of the purchase price, including related costs, is presented in the table below.  The allocation is preliminary, pending completion of final appraisals.

Current assets	$60,719
Goodwill	211
Other intangibles	21,400
Other assets	50
Property, plant, and equipment	140,553
Current liabilities	(25,402)
Purchase price (including related costs)	$197,531

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

On March 30, 2005, the Company acquired privately held Mark-Lynn Foods Inc. (Mark-Lynn) of Bremen, Georgia, for $43.2 million in cash, including related costs.  Mark-Lynn manufactures and distributes a wide array of food products including salt and pepper packets, ketchup, mustard, sauces and salad dressings, creamers, sugar packets, jellies, desserts, and drink mixes.  Mark-Lynn is managed by the Diamond Crystal Brands business unit and enhances the Company’s foodservice focus within the Specialty Foods segment.

On April 4, 2005, the Company completed the acquisition of Lloyd’s Barbeque Company (Lloyd’s), for $50.5 million in cash, including related costs.  Lloyd’s has manufacturing operations in St. Paul, Minnesota, and offers a full range of barbecue products including original shredded pork, chicken and beef tubs, honey hickory shredded pork and chicken, barbecue pork spareribs, beef backribs, and pork babyback ribs, all under the Lloyd’s brand name.  Lloyd’s products complement the Company’s existing offerings within the Refrigerated Foods segment, and is expected to enhance market share, particularly in the retail refrigerated entrée category.

Operating results for each company above are included in the Company’s Consolidated Statement of Operations from the date of acquisition.  Pro forma results of operations are not presented, as the effects of each acquisition are not considered individually material to the consolidated Company.

NOTE C                GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three and nine month periods ended July 31, 2005, are presented in the tables below.  Purchase accounting adjustments for the quarter relate to the continued work toward finalizing the asset allocations of the Farmer John, Mexican Accent, Mark-Lynn, and Lloyd’s acquisitions, and a $9,124 payment to Farmer John made in the third quarter related to final closing adjustments.

	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	Other	Total
Balance as of May 1, 2005	$76,162	$21,996	$203,214	$192,746	$2,352	$496,470
Purchase adjustments	(115)	(10,566)		389		(10,292)
Balance as of July 31, 2005	$76,047	$11,430	$203,214	$193,135	$2,352	$486,178

	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	Other	Total
Balance as of October 30, 2004	$40,564	$5,224	$203,214	$166,374	$2,352	$417,728
Goodwill acquired	35,598	41,753		26,372		103,723
Purchase adjustments	(115)	(35,547)		389		(35,273)
Balance as of July 31, 2005	$76,047	$11,430	$203,214	$193,135	$2,352	$486,178

The gross carrying amount and accumulated amortization for definite-lived intangible assets are presented below.  The increase for the nine months ended July 31, 2005, represents the preliminary valuation of intangible assets acquired from Farmer John, Mexican Accent, and Lloyd’s.

	July 31, 2005		October 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Formulas	$19,244	$(5,057)	$13,195	$(3,460)
Non-compete covenants	14,900	(6,693)	12,740	(4,511)
Customer lists	11,720	(1,687)	5,420	(870)
Proprietary software & technology	10,920	(1,801)	8,970	(1,076)
Distribution network	3,700	(841)	3,100	(572)
Other intangibles	6,372	(4,460)	6,292	(3,308)
Total	$66,856	$(20,539)	$49,717	$(13,797)

Amortization expense was $2,869 and $7,092 for the three and nine months ended July 31, 2005, respectively, compared to $1,747 and $5,247 for the three and nine months ended July 24, 2004.  Estimated annual amortization expense for the five fiscal years after October 30, 2004, is as follows:

2005	$9,418
2006	8,935
2007	8,516
2008	5,827
2009	4,226

The carrying amounts for indefinite-lived intangible assets are presented in the table below.  The increase for the nine months ended July 31, 2005, represents the preliminary valuation of trademarks and other indefinite-lived intangibles from the acquisitions made in fiscal 2005.

	July 31, 2005	October 30, 2004
Brand/tradename/trademarks	$71,115	$59,110
Other intangibles	7,984	184
Total	$79,099	$59,294

NOTE D                SHIPPING AND HANDLING COSTS

Shipping and handling costs are recorded as selling and delivery expenses.  Shipping and handling costs were $90,054 and $258,632 for the three and nine months ended July 31, 2005, respectively, compared to $71,660 and $217,000 for the three and nine months ended July 24, 2004.

NOTE E                EARNINGS PER SHARE DATA

The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	July 31, 2005	July 24, 2004	July 31, 2005	July 24, 2004

Basic weighted-average shares outstanding	138,027	138,826	138,131	138,688

Net effect of dilutive stock options	1,481	1,772	1,534	1,643

Diluted weighted-average shares outstanding	139,508	140,598	139,665	140,331

NOTE F                COMPREHENSIVE INCOME

Components of comprehensive income, net of taxes, are:

	Three Months Ended		Nine Months Ended
	July 31, 2005	July 24, 2004	July 31, 2005	July 24, 2004
Net earnings	$51,433	$56,343	$171,726	$161,820
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	0	0	0	(4,927)
Deferred gain (loss) on hedging	3,117	(3,062)	4,030	(3,468)
Reclassification adjustment into net earnings	(137)	417	2,125	2,522
Foreign currency translation	246	(467)	1,250	8,859
Other comprehensive income (loss)	3,226	(3,112)	7,405	2,986
Total comprehensive income	$54,659	$53,231	$179,131	$164,806

In fiscal 2004, the unrealized loss on available-for-sale securities and the foreign currency translation adjustment were a result of the Company’s second quarter sale of its investment in Campofrio Alimentacion, S.A.

NOTE G                INVENTORIES

Principal components of inventories are:

	July 31, 2005	October 30, 2004
Finished products	$302,080	$258,941
Raw materials and work-in-process	145,500	126,139
Materials and supplies	98,950	77,329
LIFO reserve	(37,793)	(36,754)

Total	$508,737	$425,655

NOTE H                DERIVATIVES AND HEDGING

The Company uses hedging programs to manage risk associated with commodity purchases and certain foreign currency transactions.  These programs utilize futures contracts and swaps to manage the Company’s exposure to price fluctuations in the commodities markets and fluctuations in foreign currencies.

Cash Flow Hedges:  The Company from time to time utilizes corn and soybean meal futures to offset the price fluctuation in the Company’s future commodity purchases.  The Company has entered into various NYMEX-based swaps to hedge the purchase of natural gas at certain plant locations.  The Company also utilizes currency futures contracts to reduce its exposure to fluctuations in foreign currencies related to the receipt of royalties that are computed in British pounds.  The financial instruments are designated and accounted for as cash flow hedges, and the Company measures the effectiveness of the hedges on a regular basis.  The Company has determined its hedges to be highly effective.  In the third quarter of 2005, the Company recorded an immaterial amount of ineffectiveness to earnings related to hedged positions.  Effective gains or losses related to these cash flow hedges are reported as other comprehensive income (loss) and reclassified into earnings, through cost of products sold (commodity positions) or net sales (currency futures), in the period or periods in which the hedged transactions affect earnings.  The Company typically does not hedge its commodity purchases beyond 18 months and currency exposure beyond 12 months.

As of July 31, 2005, the Company has included in “Accumulated other comprehensive loss” hedging gains of $3,667 (net of tax) relating to its positions.  The Company expects to recognize the majority of these gains over the next twelve months.  Gains (losses) in the amount of $223 and $(3,414), before tax, were reclassified into earnings in the three and nine months ended July 31, 2005, respectively.

Fair Value Hedges:  The Company utilizes futures contracts to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The intent of the program is to make the forward priced commodities cost nearly the same as cash market purchases at the date of delivery.

The futures contracts are designated and accounted for as fair value hedges, and the Company measures the effectiveness of the hedges on a regular basis.  The Company has determined its hedge programs to be highly effective.  In the third quarter of 2005, the Company recorded an immaterial amount of ineffectiveness to earnings related to hedged positions.  Changes in the fair value of the futures contracts, along with the gain or loss on the hedged purchase commitment, are marked-to-market through earnings and are recorded on the consolidated statement of financial position as a current asset and liability, respectively.

As of July 31, 2005, the fair value of the Company’s open futures contracts was $(74).  Gains on closed futures contracts in the amount of $910 and $2,339, before tax, were recognized in earnings during the three and nine months ended July 31, 2005, respectively.

NOTE I                  PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Net periodic benefit cost for pension and other postretirement benefit plans for the three and nine months ended July 31, 2005, and July 24, 2004, consists of the following:

	Pension Benefits
	Three months ended		Nine months ended
	July 31, 2005	July 24, 2004	July 31, 2005	July 24, 2004
Service cost	$4,580	$4,169	$13,740	$12,508
Interest cost	9,956	9,495	29,869	28,485
Expected return on plan assets	(11,937)	(9,972)	(35,812)	(29,729)
Amortization of transition obligation	0	(52)	0	(157)
Amortization of prior service cost	228	227	683	680
Recognized actuarial loss	2,641	2,467	7,923	7,401

Net periodic cost	$5,468	$6,334	$16,403	$19,188

	Other Postretirement Benefits
	Three months ended		Nine months ended
	July 31, 2005	July 24, 2004	July 31, 2005	July 24, 2004
Service cost	$806	$689	$2,418	$2,281
Interest cost	5,604	4,578	16,812	15,807
Amortization of prior service cost	1,414	1,387	4,241	4,161
Recognized actuarial loss (gain)	960	(724)	2,881	337

Net periodic cost	$8,784	$5,930	$26,352	$22,586

During the third quarter of fiscal 2004, the Company determined its prescription drug plan to be actuarially equivalent to Medicare Part D, based on an analysis of the net company cost, and adopted the provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.   This resulted in a reduction of the Company’s accumulated postretirement benefit obligation of $41,451, representing an actuarial gain being amortized over future service periods.  A cumulative decrease in net periodic postretirement costs of $2,399, related to the second and third quarter, was recorded in the third quarter of fiscal 2004.  Any subsidies or reductions in covered claims will reduce future periodic service costs.  Future guidance issued by the federal government for determining actuarial equivalency could require the Company to review this determination and change previously reported information.

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

The Refrigerated Foods segment includes the Meat Products and Foodservice business units.  The segment consists primarily of the processing, marketing, and sale of branded and unbranded pork products for the retail, foodservice, and fresh customer markets.  This segment also includes the Precept Foods, LLC operation, which offers fresh case-ready pork and beef products to its retail customers.  Precept Foods, LLC is a 51 percent owned joint venture between Hormel Foods Corporation and Cargill Meat Solutions Corporation (formerly Excel Corporation), a wholly owned subsidiary of Cargill, Incorporated.  Farmer John, which was acquired on December 29, 2004, is included as an operating segment within Refrigerated Foods, and the Meat Products business unit includes the results of operations for Lloyd’s, which was acquired in April 2005.

The Jennie-O Turkey Store segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for the retail, foodservice, and fresh customer markets.

The Specialty Foods segment includes the Diamond Crystal Brands, Century Foods International, and Hormel Specialty Products operating segments.  This segment consists of the packaging and sale of various sugar and sugar substitute products, salt and pepper products, dessert mixes, gelatin products, and private label canned meats to retail and foodservice customers.  This segment also includes the processing, marketing, and sale of nutritional food products and supplements to hospitals, nursing homes, and other marketers of nutritional products.  This segment previously included the Hormel HealthLabs operating segment, which was consolidated into Diamond Crystal Brands effective November 1, 2004.  Mark-Lynn, which was acquired in March 2005, is included in the results of operations for Diamond Crystal Brands.

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

Sales between reporting segments are recorded at prices that approximate cost.  Equity in earnings of affiliates is included in segment profit; however, the Company does not allocate investment income, interest expense, and interest income to its segments when measuring performance.  The Company also retains various other income and unallocated expenses at corporate.  These items are included below as “Net interest and investment income” and “General corporate (expense) income” when reconciling to earnings before income taxes.

Sales and operating profits for each of the Company’s business segments and reconciliation to earnings before income taxes are set forth below:

	Three Months Ended		Nine Months Ended
	July 31, 2005	July 24, 2004	July 31, 2005	July 24, 2004
Net Sales to Unaffiliated Customers
Grocery Products	$182,029	$165,207	$566,490	$535,673
Refrigerated Foods	725,883	567,073	2,062,166	1,653,684
Jennie-O Turkey Store	266,055	258,042	777,031	735,359
Specialty Foods	133,403	115,371	374,323	350,635
All Other	47,651	50,306	156,079	159,308
Total	$1,355,021	$1,155,999	$3,936,089	$3,434,659

Intersegment Sales
Grocery Products	$0	$1	$0	$6
Refrigerated Foods	1,792	2,867	6,359	7,296
Jennie-O Turkey Store	16,374	16,645	50,172	48,720
Specialty Foods	37	14	103	14
All Other	20,400	24,584	61,431	69,560
Total	$38,603	$44,111	$118,065	$125,596
Intersegment elimination	(38,603)	(44,111)	(118,065)	(125,596)
Total	$0	$0	$0	$0

Net Sales
Grocery Products	$182,029	$165,208	$566,490	$535,679
Refrigerated Foods	727,675	569,940	2,068,525	1,660,980
Jennie-O Turkey Store	282,429	274,687	827,203	784,079
Specialty Foods	133,440	115,385	374,426	350,649
All Other	68,051	74,890	217,510	228,868
Intersegment elimination	(38,603)	(44,111)	(118,065)	(125,596)
Total	$1,355,021	$1,155,999	$3,936,089	$3,434,659

Segment Profit
Grocery Products	$23,089	$21,477	$86,523	$84,888
Refrigerated Foods	29,712	35,680	91,065	102,648
Jennie-O Turkey Store	27,005	8,279	95,277	47,178
Specialty Foods	7,569	6,896	19,007	19,991
All Other	4,719	6,325	13,726	19,476
Total segment profit	$92,094	$78,657	$305,598	$274,181

Net interest and investment income	(4,425)	(6,730)	(12,414)	(7,581)
General corporate (expense) income	(6,137)	16,804	(20,259)	(12,026)

Earnings before income taxes	$81,532	$88,731	$272,925	$254,574

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

The Company earned $0.37 per diluted share in the third quarter of fiscal 2005, compared to $0.40 per diluted share in the third quarter of fiscal 2004.  (Fiscal 2004 results include a gain of $0.08 per diluted share from the third quarter sale of Vista International Packaging, Inc.)  Significant factors impacting the quarter were:

•                  Jennie-O Turkey Store reports another excellent quarter, driven by lower grain markets, continued value-added sales growth, and production efficiencies.

•                  The Refrigerated Foods segment faced difficult year over year comparisons due to exceptional pork margins in fiscal 2004.  Positive results on key value-added items offset a portion of those margin variances.

•                  Grocery Products segment reports improved net sales and operating profit results.

•                  Significant growth in case-ready products, with volume up 40.1 percent over prior year.

•                  Integration of the four recent acquisitions is on target, with new businesses making positive contributions across three segments.

Consolidated Results

Net earnings for the third quarter of fiscal 2005 decreased 8.7 percent to $51,433 compared to $56,343 in the same quarter of 2004.  Diluted earnings per share for the quarter decreased to $0.37 from $0.40 last year.  Net earnings for the first nine months of 2005 increased 6.1 percent to $171,726 from $161,820 in 2004.  Diluted earnings per share for the same period increased to $1.23 from $1.15 in the prior year. Fiscal 2004 net earnings include an $11,470 after-tax gain ($0.08 per diluted share) on the third quarter sale of Vista International Packaging, Inc.

Net sales for the third quarter increased 17.2 percent to $1,355,021 in 2005 from $1,155,999 in 2004.  Tonnage volume increased 21.9 percent for the third quarter compared to the same quarter of last year.  Net sales for the first nine months of fiscal 2005 increased 14.6 percent to $3,936,089 from $3,434,659 in the first nine months of fiscal 2004.  Tonnage volume for the nine months increased 14.0 percent over the comparable period of 2004.  Net sales and tonnage volume comparisons were positively impacted by the 2005 acquisitions of Farmer John, Mexican Accent, Mark-Lynn, and Lloyd’s.  On a combined basis, these acquisitions contributed $162,654 in net sales to the third quarter results for fiscal 2005, representing 14.1 percentage points and 17.6 percentage points of the net sales and tonnage volume increases, respectively.  For the nine months, the acquisitions contributed a combined $333,181 in net sales, representing 9.7 percentage points and 11.9 percentage points of the net sales and tonnage volume increases, respectively.

Gross profits for the third quarter and nine months of fiscal 2005 were $300,744 and $915,248, respectively, compared to $256,928 and $802,123 for the same periods last year.  Gross profit as a percent of net sales for the third quarter and nine months remained comparable at 22.2 and 23.3 percent in 2005, versus 22.2 and 23.4 percent for the third quarter and nine months of fiscal 2004.  The Grocery Products and Refrigerated Foods segments have been challenged with significantly higher input costs throughout fiscal 2005.  Changes in the Company’s product mix due to acquisitions have also contributed to the flat margins compared to the prior year.  The notable exception was the Jennie-O Turkey Store segment, which offset a portion of these decreases with significantly improved margins over the prior year, driven by continued favorable market conditions, value-added sales growth, and production efficiencies.

Selling and delivery expenses for the third quarter and nine months of fiscal 2005 were $173,869 and $511,060, respectively, compared to $148,071 and $455,498 last year.  These increases are primarily due to increased shipping and handling over the prior year, driven by increased tonnage volume, higher fuel related charges, and new acquisitions in 2005.  As a percent of net sales, selling and delivery expenses decreased slightly to 12.8 and 13.0 percent for the fiscal 2005 third quarter and nine months, respectively, compared to 12.8 and 13.3 percent in the comparable periods of 2004.  This decrease reflects price increases offsetting increases in selling expenses throughout 2005, and the impact of newly acquired businesses with lower selling and delivery expense ratios.  Additionally, a charge of $4,194 was recognized in the second quarter of 2004 for early retirement packages related to a reorganization of the Company’s sales force.  The Company expects selling and delivery expenses, as a percent of sales, to approximate 13.0 percent for fiscal year 2005.

Administrative and general expenses were $41,817 and $123,675 for the third quarter and nine months, respectively, compared to $32,490 and $107,709 last year.  As a percentage of sales, administrative and general expenses for the quarter and nine months were 3.1 percent, compared to 2.8 and 3.1 percent for the comparable quarter and nine months in fiscal 2004.  In the third quarter of fiscal 2004, the Company recorded a $2,399 reduction in post-retirement benefits related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.  Other increases for the quarter and nine months include administrative expenses and intangible asset amortization related to new acquisitions, and increased professional services primarily related to Sarbanes-Oxley Section 404 internal controls compliance and internal business restructuring projects.  Stock option expenses also increased approximately $550 and $1,287 for the quarter and nine months, respectively.  The Company expects administrative and general expenses, as a percent of sales, to approximate 3.1 percent for fiscal year 2005.

Equity in earnings of affiliates was $899 and $4,826 for the third quarter and nine months, respectively, compared to $1,031 and $5,176 last year.  This earnings line reflects decreases from the Company’s 50.0 percent owned joint venture, Herdez Corporation, down $156 and $269 for the quarter and nine months, respectively.  For the nine month period, favorable performance by the Company’s 49.0 percent owned joint venture, Carapelli USA, LLC, offset those decreases (up $324).  Minority interests in the Company’s consolidated investments are also reflected in these figures.  In the third quarter of fiscal 2005, the Company recorded a minority interest gain of $461 related to its ownership in the Beijing Hormel Foods Corporation. The Company has been recording 100.0% of generated losses, and the gain resulted primarily from equity infusions from other partners which offset a portion of those losses.  Excluding this gain, minority interests showed a decrease in income of $928 compared to the comparable nine months of the prior year.

The effective tax rate for the third quarter and nine months of fiscal 2005 was 36.9 and 37.1 percent, compared to 36.5 and 36.4 percent for the comparable quarter and nine months of fiscal 2004.  The Company expects the fiscal 2005 effective tax rate will approximate 37.4 percent.  The effective tax rate increase over fiscal 2004 is primarily due to the relationship of permanent tax differences to expected income for the year, and the impact of updated state tax rates on deferred tax balances.

Segment Results

Segmented net sales and profits for each of the Company’s segments are set forth below.  Additional segment financial information can be found in Note J of the Notes to Consolidated Financial Statements.

	Three Months Ended			Nine Months Ended
	July 31, 2005	July 24, 2004	% Change	July 31, 2005	July 24, 2004	% Change
Net Sales to Unaffiliated Customers
Grocery Products	$182,029	$165,207	10.2	$566,490	$535,673	5.8
Refrigerated Foods	725,883	567,073	28.0	2,062,166	1,653,684	24.7
Jennie-O Turkey Store	266,055	258,042	3.1	777,031	735,359	5.7
Specialty Foods	133,403	115,371	15.6	374,323	350,635	6.8
All Other	47,651	50,306	(5.3)	156,079	159,308	(2.0)
Total	$1,355,021	$1,155,999	17.2	$3,936,089	$3,434,659	14.6

Segment Profit
Grocery Products	$23,089	$21,477	7.5	$86,523	$84,888	1.9
Refrigerated Foods	29,712	35,680	(16.7)	91,065	102,648	(11.3)
Jennie-O Turkey Store	27,005	8,279	226.2	95,277	47,178	102.0
Specialty Foods	7,569	6,896	9.8	19,007	19,991	(4.9)
All Other	4,719	6,325	(25.4)	13,726	19,476	(29.5)

Total segment profit	$92,094	$78,657	17.1	$305,598	$274,181	11.5
Net interest and investment income	(4,425)	(6,730)	34.2	(12,414)	(7,581)	(63.8)
General corporate (expense) income	(6,137)	16,804	(136.5)	(20,259)	(12,026)	(68.5)

Earnings before income taxes	$81,532	$88,731	(8.1)	$272,925	$254,574	7.2

Grocery Products

The Grocery Products segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market. This segment also includes the results of Mexican Accent, which was acquired in the second quarter of fiscal 2005.

Grocery Products net sales increased 10.2 percent for the third quarter and 5.8 percent for the nine months compared to the comparable fiscal 2004 periods.  Sales tonnage volume was up 6.4 percent for the quarter and remained flat for the nine months compared to the prior year.  Segment profit for Grocery Products increased 7.5 percent compared to the third quarter of fiscal 2004, and increased 1.9 percent compared to the first nine months of last year.  Raw material costs again exceeded prior year and expected levels during the third quarter, and the increased costs have pressured product margins throughout fiscal 2005.  Raw material prices for the remainder of fiscal year 2005 are expected to be similar to prior year levels, which should result in margin improvements in the fourth quarter.  Segment profits have also been impacted by significantly higher fuel surcharges over fiscal 2004.

Several key product categories contributed to the tonnage volume and profit increases in Grocery Products compared to the prior year third quarter.  Notable gains were experienced in the microwave segment (up 2,942,000 lbs. or 26.0 percent), driven by the success of the Hormel microwave tray line, and the SPAM family of products (up 840,000 lbs. or 5.1 percent).  The ethnic line of products also reported tonnage gains during the third quarter.  The family of Herdez Mexican products overcame continued raw materials shortages due to bad crops in Mexico, posting gains for the third quarter (up 473,000 lbs. or 6.9 percent), and Carapelli olive oil also performed favorably (up 93,000 lbs. or 2.8 percent).  Finally, improved results were seen on Dinty Moore canned products (up 395,000 lbs. or 4.6 percent), as the Company continues to explore options for improving sales in this category.

At the beginning of the third quarter, the Company’s sales force also incorporated Mexican Accent’s products into its portfolio of ethnic products.  This acquisition has been accretive to the segment, contributing $6,394 in net sales (or 7,169,000 lbs.) to the third quarter results.  The Company continues to pursue synergies between Mexican Accent and its other Hispanic product lines.

Efforts in Grocery Products continue to be focused on growth initiatives implemented during fiscal year 2004.  First, the Company continues to expand sales in the chili category.  Chili shipments were down compared to the prior year third quarter due to pipeline inventory gains in fiscal 2004 as Stagg chili was expanded nationally, but commitments are good for the upcoming fall and winter chili season.  The roll-out of 15 oz. microwave Hormel and Stagg chili items has also received good reception from retailers, which should expand distribution during the fourth quarter.  Additionally, the SPAM Singles product line continues to provide positive results and incremental volume.

Refrigerated Foods

The Refrigerated Foods segment includes the Meat Products and Foodservice business units.  The segment consists primarily of the processing, marketing, and sale of branded and unbranded pork products for the retail, foodservice, and fresh customer markets.  This segment also includes the Precept Foods, LLC operation, which offers fresh case-ready pork and beef products to its retail customers.  Precept Foods, LLC is a 51 percent owned joint venture between Hormel Foods Corporation and Cargill Meat Solutions Corporation (formerly Excel Corporation), a wholly owned subsidiary of Cargill, Incorporated.  Farmer John, which was acquired on December 29, 2004, is included as an operating segment within Refrigerated Foods, and the Meat Products business unit includes the results of operations for Lloyd’s, which was acquired in April 2005.

Net sales by the Refrigerated Foods segment increased 28.0 percent for the third quarter and 24.7 percent for the first nine months of fiscal 2005, compared to the same periods of fiscal 2004.  Sales tonnage volume increased 39.4 and 27.0 percent for the third quarter and nine months, respectively, compared to last year.  Net sales and tonnage volume comparisons were positively impacted by the December 29, 2004, acquisition of Farmer John, and the April 4, 2005, acquisition of Lloyd’s.  These acquisitions contributed $144,931 in net sales to the third quarter results for fiscal 2005, representing 25.6 percentage points and 32.3 percentage points of the net sales and tonnage volume increases, respectively.  For the nine months, these acquisitions contributed a combined $304,367 in net sales, representing 18.4 percentage points and 23.1 percentage points of the net sales and tonnage volume increases, respectively.

Segment profit for Refrigerated Foods declined 16.7 and 11.3 percent for the third quarter and nine months, respectively, compared to the prior year.  Exceptional prior year pork margins created difficult comparisons during fiscal 2005.  During the third quarter, pork margins returned to more historical levels, which negatively impacted fresh pork results.

The Company’s hog processing for the current quarter increased 32.9 percent to 2,179,000 from 1,639,000 hogs for the comparable period last year.  Excluding Farmer John, hog processing has increased 4.8 percent in the first nine months of fiscal 2005, as compared to the prior year.  Hog markets for the quarter trended lower than the prior year, down 11.6 percent compared to fiscal 2004.  The Company expects hog markets to continue to trend below prior year levels during the fourth quarter of fiscal 2005.

Third quarter net sales and tonnage volume in the Meat Products business unit increased from prior year levels.   Several value-added product lines contributed to this improvement, including Hormel raw bacon (up 4,289,000 lbs. or 31.5 percent), Hormel fully cooked entrées (up 1,017,000 lbs. or 22.3 percent), DiLusso Deli Company products (up 478,000 lbs. or 75.2 percent), and Hormel party trays (up 442,000 lbs. or 63.1 percent).  These results reflect the continued aggressive marketing support for the Company’s brands, and strong consumer preference for this unit’s product offerings.  The third quarter also includes results from Lloyd’s, acquired during the second quarter of fiscal 2005.  Excellent progress is being made in achieving cost synergies within this business, and tonnage volumes are tracking at planned levels.  The combination of Lloyd’s branded products with existing Hormel branded items has positioned the Company as the leader in the fully cooked entrée category.

The Foodservice business unit continued to deliver strong sales results during the third quarter, with several key product lines reporting double digit gains.  Tonnage volume increases over the prior year third quarter included precooked breakfast sausage (up 556,000 lbs. or 45.4 percent), Always Tender pork (up 368,000 lbs. or 17.0 percent), Griddlemaster bacon (up 321,000 lbs. or 18.5 percent), Austin Blues BBQ products (up 315,000 lbs. or 14.3 percent), Applewood smoked bacon (up 200,000 lbs. or 19.7 percent), and the Café-H line of products (up 122,000 lbs. or 10.6 percent).  The high pressure processing technology, or “True Taste” technology, now being used on Bread Ready pre-sliced meats is also getting good acceptance from Foodservice customers.  This process, which eliminates preservatives and extends the shelf life of the product, is now being tested on other compatible products.

Outstanding growth of the Precept Foods, LLC joint venture also continued into the third quarter, generated by new business and expansion of product offerings with existing customers.  Third quarter tonnage volume for case-ready beef and pork products for total Precept Foods increased 1,609,000 lbs. or 40.1 percent in fiscal 2005, compared to the prior year comparable quarter.

Jennie-O Turkey Store

The Jennie-O Turkey Store (JOTS) segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for the retail, foodservice, and fresh customer markets.

JOTS net sales increased 3.1 percent for the third quarter and 5.7 percent for the nine months ended July 31, 2005, versus the comparable periods of fiscal 2004.  Sales tonnage volume also increased over fiscal 2004, up 5.9 percent for the third quarter and 4.3 percent for the nine months ended July 31, 2005.  The Company continues to emphasize the strategy of converting commodity sales to value-added sales.  For the third quarter, value-added tonnage was up 4.6 percent over fiscal 2004, which is below the total sales tonnage growth due to the Company taking advantage of improved markets for commodity meats.

Segment profit for JOTS increased to $27,005 for the third quarter compared to $8,279 in the prior year.  For the nine months, segment profit increased $48,099, or 102.0 percent, compared to fiscal 2004.  The return of feed costs to historical levels was the largest contributor to the improved profitability as compared to fiscal 2004.  Feed prices for flocks marketed during the third quarter were $12,400 less than a year ago.  The industry also continued to enjoy favorable commodity meat pricing during the third quarter.  This pricing, while above historical averages, was relatively consistent with the prior year.  Commodity meat did improve segment profits for the third quarter, with a 7.2 million lb. tonnage volume increase as additional live birds were obtained from independent growers.  Additionally, export markets were favorable during the quarter, resulting in export tonnage volume up 8.7 million lbs. or 58.5 percent over the prior year.  The Company expects these favorable market conditions to continue during the remainder of fiscal 2005, but exceptional results in the prior year will create difficult fourth quarter comparisons for the segment.

Segment profits for the third quarter also benefited from continued value-added sales growth.  The Deli business reported a strong quarter, with double digit top line growth noted on Jennie-O Turkey Store rotisserie turkey breast (up 1,715,000 lbs. or 107.3 percent), and Jennie-O Turkey Store premium seasoned turkey breast (up 830,000 lbs. or 27.4 percent).  The Retail business also gained momentum in the quarter.  The Jennie-O Turkey Store tray pack line showed continued gains (up 2,429,000 lbs. or 16.8 percent), and growth also accelerated on more traditional product lines, including Jennie-O Turkey Store turkey franks (up 704,000 lbs. or 10.1 percent), Jennie-O Turkey Store turkey burgers (up 513,000 lbs. or 11.2 percent), and Jennie-O Turkey Store ham (up 485,000 lbs. or 16.0%).  Although the Foodservice business posted a tonnage volume decline of 5.7 percent compared to the prior year, new customers were secured during the third quarter which should generate future growth.

Specialty Foods

The Specialty Foods segment includes the Diamond Crystal Brands (DCB), Century Foods International (CFI), and Hormel Specialty Products (HSP) operating segments.  This segment consists of the packaging and sale of various sugar and sugar substitute products, salt and pepper products, dessert mixes, gelatin products, and private label canned meats to retail and foodservice customers.  This segment also includes the processing, marketing, and sale of nutritional food products and supplements to hospitals, nursing homes, and other marketers of nutritional products.  This segment previously included the Hormel HealthLabs (HHL) operating segment, which was consolidated into DCB effective November 1, 2004.  Mark-Lynn, which was acquired in March 2005, is also included in the results of operations for DCB.

Specialty Foods net sales increased 15.6 percent for the third quarter and 6.8 percent for the first nine months of fiscal 2005, compared to the same periods of fiscal 2004.  Sales tonnage volume increased 10.9 percent and 2.4 percent for the quarter and nine months, respectively, compared to the prior year.  Segment profit increased 9.8 percent in the third quarter and decreased 4.9 percent for the nine months, compared to 2004 results.  Continued strength from core product sales at DCB and contract manufacturing at HSP helped drive the sales increase for the quarter.  Also improving net sales was the inclusion of Mark-Lynn, which contributed 9.8 percentage points and 4.4 percentage points of the increase for the third quarter and nine months, respectively.  The segment has been negatively impacted by customer and product mix changes at CFI, which have offset a portion of the gains in net sales and contributed to decreased operating profits.

HSP net sales increased 15.7 percent for the third quarter compared to the same period in 2004, and sales are flat for the first nine months.  Higher net sales for the third quarter are attributable to increased contract manufacturing of canned meats, along with increases in the meat ingredients category.  Operating profits increased 7.2 percent in the third quarter compared to 2004, but have decreased 16.5 percent for the comparable nine months.  Margins as a percentage of sales have declined due to lost ingredient sales for low carb diet products and higher dairy markets during fiscal 2005.

DCB experienced strong sales and profit growth in the third quarter, with sugar substitutes, sugar packets, and shakers leading the improvement.  Overall core product gross sales (including sugar packets, sugar substitute, canisters, and shakers) were up 17.7 percent over the third quarter of fiscal 2004.  The integration of Mark-Lynn into the DCB business unit continues to progress well.  The acquisition contributed $11,328 and $15,471 to net sales for the third quarter and nine months, respectively.  Mark-Lynn is being consolidated into DCB as a fifth processing facility, and should expand the Company’s market share in foodservice packets.

CFI sales declined in the third quarter by 15.7 percent from the comparable period in fiscal 2004.  For the first nine months, net sales have decreased 9.8 percent compared to the prior year.  Sales of protein powders continue to move toward commodity status as customers struggle to retain distribution and sales.  Volume has also decreased compared to fiscal 2004, reflecting decreased government purchases of non-fat dry milk.  The Company is actively working with customers to develop new products more suited to current consumer preferences.

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

All Other net sales decreased 5.3 percent for the third quarter and 2.0 percent for the nine months, compared to the comparable fiscal 2004 periods.  Segment profit decreased 25.4 and 29.5 percent for the quarter and nine months, respectively, compared to prior year results.  Comparisons for the quarter and nine months are negatively impacted by the divestiture of Vista during the third quarter of fiscal year 2004.

Export tonnage in HFI increased 3.1 percent to 20,200,000 lbs. for the third quarter, and 15.1 percent to 66,700,000 lbs. for the first nine months of fiscal 2005, driven by continued strong sales of commodity pork items. Weak sales in the key markets of Japan and the Philippines resulted in volume decreases on the SPAM family of products (down 25.0 percent), and Stagg chili volume also declined compared to the prior year third quarter (down 3.0 percent).  Price increases taken in January have partially offset the impact of higher raw material costs during the quarter, but the noted tonnage shortfalls and decreased equity in earnings of affiliates contributed to decreased operating profits.  In the first quarter of fiscal 2005, HFI reduced the financial reporting lag on its joint ventures and wholly owned Australian subsidiary to one month (from a previous two to three month lag).  The adjustment has increased tonnage (up 4,560,000 lbs.), net sales (up $5,802), and segment profit results (up $764) for the first nine months of 2005.  In the third quarter, HFI also recorded a minority interest gain of $461 related to its ownership in the Beijing Hormel Foods Corporation.

Dan’s Prize, the Company’s marketer and seller of beef products, continued to report strong top line growth in the third quarter.   Tonnage volume is up 782,000 lbs. (18.4 percent) for the quarter and 2,749,000 lbs. (20.5 percent) for the nine months, compared to fiscal year 2004.  Operating profits for the quarter and nine months have decreased compared to the prior year due to increased operating expenses in fiscal 2005, and reduced margins due to raw material increases over the prior year.

Unallocated Income and Expenses

The Company does not allocate investment income, interest expense, and interest income to its segments when measuring performance.  The Company also retains various other income and unallocated expenses at corporate.  These items are included in the segment table for the purpose of reconciling segment results to earnings before income taxes.

Net interest and investment income for the third quarter and nine months of fiscal 2005 was a net expense of $4,425 and $12,414, respectively, compared to a net expense of $6,730 and $7,581 for the comparable quarter and nine months of fiscal 2004.  Returns on investments held in the Company’s rabbi trust for supplemental executive retirement plans and deferred income plans increased $3,203 and $1,274 for the quarter and nine months, respectively, compared to the prior year.  On a nine month comparative basis, this gain was offset by the $6,222 pre-tax gain on the sale of the Company’s investment in Campofrio Alimentacion, S.A. in the second quarter of fiscal 2004.  Interest expense of $7,323 and $20,803 for the quarter and nine months exceeded both prior year comparable periods by approximately $700, as fiscal 2005 acquisitions utilized the Company’s excess cash and resulted in additional short-term debt being incurred. The Company anticipates that interest expense will slightly exceed prior year levels during the fourth quarter, and approximate $28,000 for fiscal 2005.

General corporate expense for the third quarter and nine months was $6,137 and $20,259, respectively, compared to income of $16,804 and expense of $12,026 for the comparable periods of fiscal 2004.  The third quarter and nine month results for fiscal 2004 included a pre-tax gain of $18,063 recorded on the sale of Vista International Packaging, Inc. and a $2,399 reduction in post-retirement benefits related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.  Offsetting those gains for the third quarter and nine months were fiscal 2004 sales reorganization expenses of approximately $700 and $7,500, respectively, which did not recur in fiscal 2005, decreases in inventory valuation adjustments of $755 and $2,187, and lower corporate overhead expenses compared to the prior year.  The Company evaluated its corporate expense allocation methodology during fiscal 2005, resulting in additional expenses being allocated to operating segments.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions that was disclosed in the Company’s Annual Report on Form 10-K for the year ended October 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Selected financial ratios at the end of the third quarter of fiscal years 2005 and 2004 are as follows:

	End of Quarter
	3nd Quarter 2005	3rd Quarter 2004
Liquidity Ratios
Current ratio	1.8	2.2
Receivables turnover	19.4	17.0
Days sales in receivables	18.7	20.5
Inventory turnover	8.6	8.3
Days sales in inventory	46.1	46.8

Leverage Ratio
Long-term debt to equity	24.6%	28.3%

Operating Ratios
Pre-tax profit to net worth	24.9%	26.4%
Pre-tax profit to total assets	13.8%	14.1%

Cash, cash equivalents, and short-term marketable securities were $134,893 at the end of the third quarter of fiscal year 2005 compared to $243,605 at the end of the comparable fiscal 2004 period.

Cash provided by operating activities was $261,089 in the first nine months of fiscal 2005 compared to $170,760 in the same period of fiscal 2004.  The increase in cash provided by operating activities is due primarily to increased earnings from operations over the prior year.  Improvements in other working capital items, including accounts receivable, inventories, and prepaid expenses, have also contributed to the increased cash flow from operations over the prior year.

Cash flow from operating activities provides the Company with its principal source of liquidity.  The Company does not anticipate a significant risk to cash flow from this source in the foreseeable future because we operate in a stable industry and have strong products across several product lines.

Cash used in investing activities increased to $405,088 in the first nine months of fiscal 2005 from cash provided by investing activities of $43,073 in the comparable period in fiscal 2004.  Acquisitions of businesses account for the largest use of cash in the first nine months of fiscal 2005.  The acquisition of Farmer John was completed in the first quarter with a preliminary purchase price of $197,531, including related costs.  Other acquisitions completed in the second quarter of fiscal 2005, along with the preliminary purchase price including related costs, were Mexican Accent ($47,994), Mark-Lynn ($43,181), and Lloyd’s ($50,457).  Investing activities in the first nine months of the prior year included proceeds of $84,249 from the second quarter sale of the Company’s investment in Campofrio Alimentacion, S.A. and $42,525 from the third quarter sale of the Vista International Packaging, Inc. subsidiary.  These proceeds were offset by a $26,841 contribution to the Company’s defined benefit pension plans in the second quarter of fiscal 2004.

Fixed asset expenditures were $78,212 for the first nine months of fiscal 2005 compared to $57,234 in the comparable period of fiscal 2004.  The increase over 2004 is due mainly to construction of a plant in Albert Lea, Minnesota, and a plant expansion at the Company’s Rochelle, Illinois, facility.  The Company estimates its fiscal 2005 fixed asset expenditures to be approximately $100,000.

Cash used by financing activities was $9,989 in the first nine months of fiscal 2005 compared to $71,454 in the same period of fiscal 2004.  The decrease in cash used by financing activities is due mainly to net proceeds of $60,000 received from short-term debt ($115,000 of borrowings, less repayments of $55,000) used to finance acquisitions made in fiscal 2005.  Also contributing to the decrease in cash used by financing was a reduction of $16,534 in principal payments on the Company’s long-term debt compared to the prior year.  The Company expects to pay off the short-term debt balance by the end of the fiscal year, and was able to finance $339,944 of acquisitions during fiscal year 2005 without incurring any long-term debt.

The Company used $22,592 for common stock repurchases in first nine months of fiscal 2005, compared to $13,141 in the prior year comparable period.  During the first nine months of fiscal 2005, the Company repurchased 760,036 shares of its common stock under the repurchase plan approved by the Company’s Board of Directors in October 2002.  For additional information pertaining to the Company’s share repurchase plans or programs, see Part II Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Cash dividends paid to the Company’s shareholders also continue to be a significant financing activity for the Company.  Dividends paid in the first nine months of 2005 were $51,469 compared to $45,729 in the comparable period of fiscal 2004, reflecting a 15.6 percent increase in the dividend rate over 2004.  The Company has paid dividends for 308 consecutive quarters and expects to continue doing so.

The Company is required, by certain covenants in its debt agreements, to maintain specified levels of financial ratios and balance sheet position.  At the end of the third quarter of fiscal 2005, the Company was in compliance with all of these debt covenants.

Contractual Obligations and Commercial Commitments

There has been no material change in the information regarding the Company’s future contractual financial obligations that was disclosed in the Company’s Annual Report on Form 10-K for the year ended October 30, 2004.

Off-Balance Sheet Arrangements

The Company enters into various agreements guaranteeing specified obligations of affiliated parties.  Currently, the Company provides a standby letter of credit for obligations of an affiliated party that may arise under worker compensation claims.  The Company’s guarantees either terminate in one year or remain in place until such time as the Company revokes the agreement.  Total guarantees provided by the Company as of July 31, 2005, amounted to $1,940.  These potential obligations are not reflected in the Company’s consolidated balance sheet.

FORWARD-LOOKING STATEMENTS

This report may contain “forward-looking” information within the meaning of the federal securities laws.  The “forward looking” information may include statements of beliefs, future plans, strategies, or anticipated events and similar expressions concerning matters that are not historical facts.  “Forward-looking” statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. Among the factors that may affect the operating results of the Company are the following: (i) fluctuations in the cost and availability of raw materials, such as commodity pork, poultry, and feed grain costs; (ii) costs incurred due to an outbreak of disease among livestock or turkey flocks; (iii) changes in the availability and relative costs of labor; (iv) market conditions for finished products, including the supply and pricing of alternative proteins; (v) effectiveness of advertising and marketing programs; (vi) changes in consumer purchasing behavior; (vii) the ability of the Company to successfully integrate recently acquired businesses and future acquisitions into existing operations; (viii) risks associated with leverage, including cost increases due to rising interest rates; (ix) changes in domestic or foreign regulations and laws, including changes in accounting standards, environmental laws and occupational, health and safety laws; (x) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (xi) adverse results from ongoing litigation; (xii) access to foreign markets together with foreign economic conditions, including currency fluctuations; and (xiii) the effect of, or changes in, general economic conditions (including fuel surcharges).

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risks

(In Thousands of Dollars)

Hog Markets.  The Company’s earnings are affected by fluctuations in the live hog market.  To minimize the impact on earnings, and to ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 15 years.  Contract formulas are based on hog production costs, hog futures, hog primal values, or industry reported hog markets.  Purchased hogs under contract account for 64 percent and 73 percent of the total hogs purchased by the Company through the first nine months of fiscal 2005 and 2004, respectively.  The Company has been actively converting to market-based formulas, in order to better match input costs with customer pricing.  Therefore, a hypothetical 10 percent change in the cash market would have had an immaterial effect on the Company’s results.

Certain procurement contracts allow for future hog deliveries (firm commitments) to be forward priced.  The Company generally hedges these firm commitments by selling hog futures contracts.  These futures contracts are designated and accounted for as fair value hedges.  The change in the market value of such futures contracts has historically been, and is expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Changes in the fair value of the futures contracts, along with the gain or loss on the firm commitment, are marked-to-market through earnings and are recorded on the statement of financial position as a current asset and liability, respectively.  The fair value of the Company’s open futures contracts as of July 31, 2005, was $215.

The Company measures its market risk exposure on its July 31, 2005, hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in market prices.  A 10 percent increase in market prices of futures contracts would have negatively impacted the fair value of the Company’s July 31, 2005, open contracts by $(724), which in turn would have lowered the Company’s cost of purchased hogs by a similar amount.

Turkey Markets.  Production costs in raising turkeys are primarily subject to fluctuations in feed grain prices, and to a lesser extent, fuel costs.  To reduce the Company’s exposure to changes in grain prices the Company utilizes a hedge program to offset the fluctuation in the Company’s future direct grain purchases.  This program utilizes corn and soybean meal futures, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value of $1,663, before tax, on the consolidated statement of financial position as of July 31, 2005.

The Company measures its market risk exposure on its grain futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain.  A 10 percent decrease in the market price for grain would negatively impact the fair value of the Company’s July 31, 2005, open grain contracts by $(1,889), which in turn would have lowered the Company’s costs on purchased grain by a similar amount.

Long-Term Debt.  A principal market risk affecting the Company is the exposure to changes in interest rates on the Company’s fixed-rate, long-term debt.  Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $9,322.  The fair values of the Company’s long-term debt were estimated using discounted future cash flows based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

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

(b)               Internal Controls.  During the third quarter of fiscal year 2005, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

HORMEL FOODS CORPORATION

Item 1.  Legal Proceedings

The Company is a party to various legal proceedings related to the on-going operation of its business.  The resolution of any currently known matters is not expected to have a material effect on the Company’s financial condition, results of operations, or liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the Third Quarter of Fiscal 2005

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
May 2, 2005 – June 5, 2005	236,280	$29.98	236,200	7,954,236
June 6, 2005 – July 3, 2005	108,120	29.78	107,800	7,846,436
July 4, 2005 – July 31, 2005	208,140	29.72	208,100	7,638,336
Total	552,540	$29.84	552,100

(1) Shares repurchased during the quarter, other than through publicly announced plans or programs, represent purchases pursuant to the Company’s employee awards program.

(2) On October 2, 2002, the Company announced that its Board of Directors had authorized the Company to repurchase up to 10,000,000 shares of common stock with no expiration date.

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

HORMEL FOODS CORPORATION
(Registrant)

Date:	September 9, 2005	By	/s/ M. J. McCOY
M. J. McCOY
Executive Vice President
and Chief Financial Officer

Date:	September 9, 2005	By	/s/ J. N. SHEEHAN
J. N. SHEEHAN
Vice President and Controller