Form 10-K
period 2005-10-30
HORMEL FOODS CORP /DE/
filed 2006-01-13
CIK 48465

ANNUAL REPORT ON FORM 10-K

HORMEL FOODS CORPORATION

OCTOBER 30, 2005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended OCTOBER 30, 2005      Commission File No. 1-2402

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

NONE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate worldwide market value of the voting and non-voting common stock held by non-affiliates of the registrant as of April 29, 2005, (the last business day of the registrant’s most recently completed second fiscal quarter), was $2,275,574,402 based on the closing price of $31.14 per share on that date.

As of December 30, 2005, the number of shares outstanding of each of the registrant’s classes of common stock was as follows:

Common Stock, $.0586 Par Value—137,803,610 shares

Common Stock Non-Voting, $.01 Par Value—0 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Stockholders’ Report for the year ended October 30, 2005, are incorporated by reference into Part I Items 1 and 1A, and Part II Items 5-8 and 9A, and included as Exhibit 13.1 filed herewith.

Portions of the Proxy Statement for the Annual Meeting of the Stockholders to be held January 31, 2006, are incorporated by reference into Part III, Items 10-14.

HORMEL FOODS CORPORATION

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

The Company’s branding strategy led to the development of a joint venture between Hormel Foods Corporation and Cargill Meat Solutions Corporation (formerly Excel Corporation), a wholly owned subsidiary of Cargill Incorporated. This joint venture began marketing and selling nationally branded fresh case ready beef and pork primarily under the existing Hormel Always Tender brand name in fiscal year 2003. This 51 percent owned joint venture, named Precept Foods, LLC, is based in Austin, Minn.

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

The acquisitions of Diamond Crystal Brands Nutritional Products in April of fiscal 2001 and the Century Foods International business in July of fiscal 2003 strengthened the Company’s presence in the nutritional food products and supplements market.

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

The Company acquired the assets of Concept Foods Inc. (Concept) in October of fiscal 2004. Concept was renamed Alma Foods, LLC upon acquisition, and manufactures a wide variety of refrigerated entrées.

In December of fiscal 2005, the Company acquired all of the stock of Clougherty Packing Company (Clougherty). Clougherty was a privately held Southern California pork processor and is the maker of the Farmer John brand of pork products popular throughout the Southwestern United States. Clougherty was reorganized into Clougherty Packing, LLC (Farmer John) after the acquisition.

In January of fiscal 2005, the Company acquired Arriba Foods, Inc. (a/k/a Mexican Accent). Based in New Berlin, Wisconsin, Mexican Accent manufactures and distributes a wide variety of premium Mexican flour tortillas, corn tortillas, salsas, seasonings, and tortilla chips for retail markets and the foodservice industry. These products are marketed under the Manny’s, Gringo Pete’s, and Mexican Accent brands.

In March of fiscal 2005, the Company acquired privately held Mark-Lynn Foods Inc. (Mark-Lynn) of Bremen, Georgia. Mark-Lynn manufactures and distributes a wide array of food products including salt and pepper packets, ketchup, mustard, sauces and salad dressings, creamers, sugar packets, jellies, desserts, and drink mixes.

In April of fiscal 2005, the Company completed the acquisition of Lloyd’s Barbecue Company (Lloyd’s). Lloyd’s has manufacturing operations in St. Paul, Minnesota, and offers a full range of barbeque products including original shredded pork, chicken and beef tubs, honey hickory shredded pork and chicken, barbeque pork spareribs, beef backribs, and pork babyback ribs, all under the Lloyd’s brand name.

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

(b)   Industry Segment

The Company’s business is reported in five segments: Grocery Products, Refrigerated Foods, Jennie-O Turkey Store, Specialty Foods, and All Other. Net sales to unaffiliated customers and operating profit, and the presentation of certain other financial information by segment, are reported in Note K of the Notes to Consolidated Financial Statements and in the Management’s Discussion and Analysis of the Annual Stockholder’s Report for the year ended October 30, 2005, incorporated herein by reference.

(c)   Description of Business

Products and Distribution

The Company’s products primarily consist of meat and other food products. The meat products are sold fresh, frozen, cured, smoked, cooked, and canned. The percentages of total revenues contributed by classes of similar products for the last three fiscal years of the Company are as follows:

	Year Ended
	October 30, 2005	October 30, 2004	October 25, 2003
Perishable meat	54.0%	50.7%	50.3%
Shelf-stable	16.3	16.9	18.9
Poultry	20.1	22.0	22.1
Other	9.6	10.4	8.7
	100.0%	100.0%	100.0%

Reporting of revenues from external customers is based on similarity of products, as the same or similar products are sold across multiple distribution channels such as retail, foodservice, or international. Revenues reported are based on financial information used to produce the Company’s general-purpose financial statements.

Perishable meat includes fresh meats, sausages, hams, wieners, and bacon (excluding JOTS products.) The Perishable meat category increased in fiscal 2005 mainly due to the acquisition of Farmer John in December 2004. Shelf-stable includes canned luncheon meats, shelf-stable microwaveable entrees, stews, chilies, hash, meat spreads, flour and corn tortillas, salsas, tortilla chips, and other items that do not require refrigeration, as well as frozen processed products. The Poultry category is composed primarily of JOTS products. The Other category primarily consists of nutritional food products and supplements, sugar and sugar substitutes, creamers, salt and pepper products, sauces and salad dressings, dessert and drink mixes, and industrial gelatin products.

In fiscal 2005, the Company introduced deli luncheon meats with no preservatives for retail and foodservice customers using True Taste Technology high pressure processing. This initiative is proceeding on target with Company expectations. No other new product in fiscal 2005 required a material investment of the Company assets.

Domestically, the Company sells its products in all 50 states. Hormel products are sold through Company sales personnel, operating in assigned territories coordinated from sales offices located in most of the larger U.S. cities, as well as independent brokers and distributors. During fiscal 2004, dedicated sales teams were also developed to serve major retail customers and coordinate sales of both Grocery Products and Refrigerated Foods products. As of October 30, 2005, the Company had approximately 610 sales personnel engaged in selling its products. Distribution of products to customers is primarily by common carrier.

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

Raw Materials

The Company has, for the past several years, been concentrating on processed branded products for consumers with year-round demand to minimize the seasonal variation experienced with commodity type products. Pork continues to be the primary raw material for Company products. Although the live pork industry has recently evolved to large, vertically integrated, year-round confinement operations, and supply contracts are becoming increasingly prevalent in the industry, there is still a seasonal variation in the supply of fresh pork materials. The Company’s expanding line of processed items has reduced but not eliminated the sensitivity of Company results to raw material supply and price fluctuations.

The majority of the hogs harvested by the Company are purchased under supply contracts from producers located principally in Minnesota, Illinois, Iowa, Nebraska, South Dakota, Texas, Oklahoma, Colorado, California, and Utah. The cost of hogs and the utilization of the Company’s facilities are affected by both the level and the methods of pork production in the United States. The movement toward year-round confinement operations which operate under supply agreements with processors has resulted in fewer hogs being available on the spot cash market, which decreases the supply of hogs on the open market. The Company, along with others in the industry, uses supply contracts to manage the effects of this trend and to ensure a stable supply of raw materials. Contract costs are fully reflected in the Company’s reported financial results. In fiscal 2005, the Company purchased 69 percent of its hogs under supply contracts. The Farmer John operation also procures a portion of its hogs through farms which the Company either owns or operates in Arizona, California, and Wyoming.

In fiscal 2005, JOTS raised approximately 55 percent of the turkeys needed to meet its raw material requirements for whole bird and processed turkey products. Turkeys not sourced within the Company are contracted with independent turkey growers. JOTS’ turkey-raising farms are located throughout Minnesota and Wisconsin. Production costs in raising turkeys are primarily subject to fluctuations in feed grain prices and to a lesser extent fuel costs. To manage this risk, the Company periodically hedges its anticipated purchases of grain using futures contracts.

Manufacturing

The Company has plants in Austin, Minnesota; Fremont, Nebraska; Vernon, California; and Beijing, China that harvest hogs for processing. Quality Pork Processors, Inc. of Dallas, Texas, operates the harvesting facility at Austin under a custom harvesting arrangement.

Facilities that produce manufactured items are located in Albert Lea, Minnesota; Algona, Iowa; Alma, Kansas; Aurora, Illinois; Austin, Minnesota; Beloit, Wisconsin; Bondurant, Iowa; Bremen, Georgia; Browerville, Minnesota; Ft. Dodge, Iowa; Fremont, Nebraska; Houston, Texas; Knoxville, Iowa; Long Prairie, Minnesota; Mitchellville, Iowa; New Berlin, Wisconsin; Osceola, Iowa; Perrysburg, Ohio; Quakertown, Pennsylvania; Rochelle, Illinois; Savannah, Georgia; Sparta, Wisconsin; St. Paul, Minnesota; Stockton, California; Tucker, Georgia; Vernon, California; Visalia, California; Wichita, Kansas; Beijing, China; and Shanghai, China. Albert Lea Select Foods, Inc. of Dallas, Texas, operates the processing facility at Albert Lea under a custom manufacturing agreement. Company products are also custom manufactured by several other companies. The following are the Company’s larger custom manufacturers: Lakeside Packing Company, Manitowoc, Wisconsin; Schroeder Milk, Maplewood, Minnesota; Steuben Foods, Jamaica, New York; Power Packaging, St. Charles, Illinois; Criders, Stilmore, Georgia; and Tony Downs, St. James, Minnesota. Power Logistics, Inc., based in St. Charles, Illinois, operates distribution centers for the Company in Dayton, Ohio, and Osceola, Iowa.

The Company’s turkey harvest and processing operations are located in Barron, Wisconsin; Faribault, Minnesota; Melrose, Minnesota; Montevideo, Minnesota; Pelican Rapids, Minnesota; and Willmar, Minnesota.

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

HORMEL, ALWAYS TENDER, AMERICAN CLASSICS, AUSTIN BLUES, BLACK LABEL, BREAD READY, CAFÉ H, CALIFORNIA NATURAL, CARAPELLI, CHI-CHI’S, CURE 81, CUREMASTER, DAN’S PRIZE, DI LUSSO, DINTY MOORE, DODGER DOGS, DUBUQUE, EL TORITO, FARMER JOHN, GRINGO PETE’S, FAST ‘N EASY, HERB-OX, HERDEZ, HOMELAND, HOUSE OF TSANG, JENNIE-O TURKEY STORE, KID’S KITCHEN, LAYOUT, LITTLE SIZZLERS, LLOYD’S, MANNY’S, MARRAKESH EXPRESS, MARY KITCHEN, MEXICAN ACCENT, OLD SMOKEHOUSE, PATAK’S, PELOPONNESE, PILLOW PACK, RANGE BRAND, ROSA, SANDWICH MAKER, SPAM, STAGG, SWEET THING, THICK & EASY and WRANGLERS.

The Company’s patents expire after a term that is typically 20 years from the date of filing, with earlier expiration possible based on the Company’s decision to pay required maintenance fees. As long as the Company intends to continue using its trademarks, they are renewed indefinitely.

Customers and Backlog Orders

During fiscal year 2005, no customer accounted for more than 10 percent of total Company sales. The five largest customers in each segment make up approximately the following percentage of segment sales: 47 percent of Grocery Products, 35 percent of Refrigerated Foods, 32 percent of JOTS, 35 percent of Specialty Foods, and 19 percent of All Other. The loss of one or more of the top customers in any of these segments could have a material adverse effect on the results of such segment. Backlog orders are not significant due to the perishable nature of a large portion of the products. Orders are accepted and shipped on a current basis.

Competition

The production and sale of meat and food products in the United States and internationally are highly competitive. The Company competes with manufacturers of pork and turkey products, as well as national and regional producers of other meat and protein sources, such as beef, chicken, and fish. The Company believes that its largest domestic competitors for its Refrigerated Foods segment in 2005 were Tyson Foods, Smithfield Foods and ConAgra Foods; for its Grocery Products segment, ConAgra Foods, Dial Corp. and Campbell Soup Co.; and for JOTS, ConAgra Foods and Cargill, Inc.

All segments compete on the basis of price, product quality, brand identification, and customer service. Through aggressive marketing and strong quality assurance programs, the Company’s strategy is to provide higher quality products that possess strong brand recognition, which would then support higher value perceptions from customers.

The Company competes using this same strategy in international markets around the world.

Research and Development

Research and development continues to be a vital part of the Company’s strategy to extend existing brands and expand into new branded items. The expenditures for research and development for fiscal 2005, 2004, and 2003, respectively, were approximately $17,585,000, $15,944,000, and $13,165,000. There are 53 professional employees engaged in full time research, 25 in the area of improving existing products and 28 in developing new products.

Employees

As of October 30, 2005, the Company had approximately 17,600 active employees.

(d)   Geographic Areas

Total revenues attributed to the U.S. and all foreign countries in total for the last three fiscal years of the Company are as follows (in thousands):

	Year Ended
	October 30, 2005	October 30, 2004	October 25, 2003
United States	$5,189,206	$4,565,134	$4,027,520
Foreign	224,791	214,741	172,808
	$5,413,997	$4,779,875	$4,200,328

Revenues from external customers are classified as domestic or foreign based on the final customer destination. No individual foreign country is material to the consolidated results. Additionally, the Company’s long-lived assets located in foreign countries are not significant.

(e)   Available Information

The Company makes available, free of charge on its Web site at www.hormel.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are accessible under the “Investor” caption of the Company’s Web site and are available as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, which is within 24 hours.

The Company has adopted a Code of Ethical Business Conduct that covers all employees, officers, and directors, which is available on the Company’s Web site, free of charge, under the caption “Corporate.” The Company also adopted Corporate Governance Guidelines, which are available on the Company’s Web site, free of charge, under the caption “Investor.”

The Company’s Board of Directors conducts its business through meetings of the Board and the following standing committees: Audit, Compensation, Contingency, Governance, Pension Investment, and Executive. Each of the Audit, Compensation, Governance, Pension Investment, and Executive Committees has adopted and operates under a written charter. Charters for the Audit, Compensation, and Governance Committees are available on the Company’s Web site, free of charge, under the caption “Investor—Corporate Governance.”

The documents noted above are also available in print, free of charge, to any stockholder who requests them.

(f)   Executive Officers of the Registrant

Name	Age	Current Office And Previous Five Years Experience	Dates	Year First Elected Officer
Joel W. Johnson	62	Chairman of the Board	01/01/06 to Present	1991
		Chairman of the Board and Chief Executive Officer	06/28/04 to 12/31/05 (Retired)
		Chairman of the Board, President and Chief Executive Officer	12/08/95 to 06/27/04
Jeffrey M. Ettinger	47	President and Chief Executive Officer	01/01/06 to Present	1998
		President and Chief Operating Officer	06/28/04 to 12/31/05
		Group Vice President/President and Chief Executive Officer Jennie-O Turkey Store	03/03/03 to 06/27/04
		Group Vice President/President and Chief Operating Officer Jennie-O Turkey Store	10/29/01 to 03/02/03
		Vice President/President and Chief Operating Officer Jennie-O Turkey Store	04/30/01 to 10/28/01
		Vice President/President and Chief Executive Officer Jennie-O Foods	01/31/00 to 04/29/01
Michael J. McCoy	58	Executive Vice President and Chief Financial Officer	10/29/01 to Present	1996
		Senior Vice President and Chief Financial Officer	05/01/00 to 10/28/01
Gary J. Ray	59	Executive Vice President (Refrigerated Foods)	11/01/99 to Present	1988
Steven G. Binder	48	Group Vice President (Foodservice)	10/30/00 to Present	1998
Richard A. Bross	54	Group Vice President/President Hormel Foods International Corporation	10/29/01 to Present	1995
		Vice President/President Hormel Foods International Corporation	11/01/99 to 10/28/01

Ronald W. Fielding	52	Group Vice President (Grocery Products)	10/31/05 to Present	1997
		Group Vice President (Consumer Products Sales)	07/26/04 to 10/30/05
		Group Vice President (Sales Strategy)	06/02/03 to 07/25/04
		Group Vice President (Meat Products)	11/01/99 to 06/01/03
Michael D. Tolbert	49	Group Vice President/President Jennie-O Turkey Store	10/31/05 to Present	2004
		Vice President/President Jennie-O Turkey Store	05/31/04 to 10/30/05
		Chief Information Officer	01/28/02 to 05/30/04
		Director of Business Development (Grocery Products)	05/01/00 to 01/27/02
Larry L. Vorpahl	42	Group Vice President (Consumer Products Sales)	10/31/05 to Present	1999
		Vice President and General Manager (Grocery Products)	12/01/03 to 10/30/05
		Vice President (Grocery Products Marketing)	11/01/99 to 11/30/03
James W. Cavanaugh	57	Senior Vice President (External Affairs), General Counsel, and Corporate Secretary	01/01/05 to Present	2001
		Corporate Secretary and Senior Attorney	01/29/01 to 12/31/04
		Assistant Secretary and Senior Attorney	01/29/90 to 01/28/01
James A. Jorgenson	61	Senior Vice President (Corporate Staff)	11/01/99 to 12/31/05 (Retired)	1990
William F. Snyder	48	Senior Vice President (Supply Chain)	10/31/05 to Present	1999
		Vice President (Refrigerated Foods Operations)	11/01/99 to 10/30/05
D. Scott Aakre	41	Vice President Marketing (Grocery Products)	10/31/05 to Present	2005
		Director of Marketing (Grocery Products)	09/15/03 to 10/30/05
		Group Product Manager (Grocery Products)	06/02/03 to 09/14/03
		Group Product Manager (Meat Products)	04/27/98 to 06/01/03
Julie H. Craven	50	Vice President (Corporate Communications)	08/01/05 to Present	2005
		Director (Corporate Communications)	05/20/02 to 7/31/05
		Director (Public Relations)	04/02/01 to 5/19/02
		Senior Product Manager (Foodservice)	05/04/98 to 04/01/01
Thomas R. Day	47	Vice President (Foodservice Sales)	10/30/00 to Present	2000

Forrest D. Dryden, Ph.D.	62	Vice President (Research and Development)	01/26/87 to 12/31/05 (Retired)	1987
Bryan D. Farnsworth	48	Vice President (Quality Management)	08/01/05 to Present	2005
		Director (Quality Management)	12/02/96 to 07/31/05
Jody H. Feragen	49	Vice President (Finance) and Treasurer	10/31/05 to Present	2000
		Vice President and Treasurer	10/29/01 to 10/30/05
		Treasurer	10/30/00 to 10/28/01
Dennis B. Goettsch	52	Vice President (Foodservice Marketing)	10/30/00 to Present	2000
Daniel A. Hartzog	54	Vice President (Consumer Products Sales)	07/26/04 to Present	2000
		Vice President (Meat Products Sales)	10/30/00 to 07/25/04
David P. Juhlke	46	Vice President (Human Resources)	10/31/05 to Present	2005
		Vice President (Human Resources/Administration)—Jennie-O Turkey Store	04/30/01 to 10/30/05
		Director (Human Resources)—Jennie-O Foods	12/09/96 to 04/29/01
Phillip L. Minerich, Ph.D.	52	Vice President (Research and Development)	10/31/05 to Present	2005
		Director (Product & Process Development & Packaging)—R&D	07/14/03 to 10/30/05
		Development Leader (New Interventions)—Hormel Foods, LLC	07/22/02 to 07/13/03
		Research Scientist (Packaging)—Hormel Foods, LLC	08/30/98 to 07/21/02
Kurt F. Mueller	49	Vice President (Consumer Products Sales)	07/26/04 to Present	1999
		Vice President (Fresh Pork Sales and Marketing)	11/01/99 to 07/25/04
Gary C. Paxton	60	Vice President (Specialty Foods Group)	09/29/03 to 12/31/05 (Retired)	1992
		Vice President (Specialty Foods Group and Prepared Foods Operations)	12/30/02 to 09/28/03
		Vice President (Prepared Foods Operations)	11/01/99 to 12/29/02
Larry J. Pfeil	56	Vice President (Engineering)	11/01/99 to Present	1999
Douglas R. Reetz	51	Vice President (Consumer Products Sales)	07/26/04 to Present	1999
		Vice President (Grocery Products Sales)	11/01/99 to 07/25/04
Bruce R. Schweitzer	54	Vice President (Refrigerated Foods Operations)	10/31/05 to Present	2005
		Plant Manager (Austin)	07/19/04 to 10/30/05
		Plant Manager (Fremont)	09/27/99 to 07/18/04

James N. Sheehan	50	Vice President and Controller	05/01/00 to Present	1999
		Treasurer	11/01/99 to 04/30/00
James M. Splinter	43	Vice President (Marketing-Consumer Products- Refrigerated Foods)	06/02/03 to Present	2003
		Senior Vice President (Retail Division)—Jennie-O Turkey Store	04/30/01 to 06/01/03
		Senior Vice President (Sales and Marketing)—Jennie-O Turkey Store	09/06/99 to 04/29/01
Joe C. Swedberg	50	Vice President (Legislative Affairs and Marketing Services)	06/02/03 to Present	1999
		Vice President (Meat Products Marketing)	11/01/99 to 06/01/03
Robert A. Tegt	54	Vice President (Specialty Foods Group)	01/01/06 to Present	2005
		Senior Vice President (Foodservice Division)—Jennie-O Turkey Store	04/30/01 to 12/31/05
		Vice President (Marketing)—Jennie-O Foods	03/28/88 to 04/29/01

No family relationship exists among the executive officers.

Executive officers are elected annually by the Board of Directors at the first meeting following the Annual Meeting of Stockholders. Vacancies may be filled and additional officers elected at any regular or special meeting.

Item 1A.     RISK FACTORS

Information on the Company’s risk factors included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 32 through 34 of the Annual Stockholders’ Report for the year ended October 30, 2005, is incorporated herein by reference.

Item 1B.     UNRESOLVED STAFF COMMENTS

None.

Item 2.                        PROPERTIES

Location	Approximate Floor Space (Square Feet) Unless Noted	Owned or Leased	Lease Expiration Date
Hormel Foods Corporation
Harvest and Processing Plants
Austin, Minnesota	1,292,000	Owned
Fremont, Nebraska	661,000	Owned
Plants
Albert Lea, Minnesota	72,000	Owned
Algona, Iowa	153,000	Owned
Alma, Kansas	70,000	Owned
Aurora, Illinois	141,000	Owned
Beloit, Wisconsin	339,000	Owned
Ft. Dodge, Iowa	17,000	Owned
Houston, Texas	93,000	Owned
Knoxville, Iowa	130,000	Owned
New Berlin, Wisconsin	83,848	Leased	September 2007 and February 2012
Osceola, Iowa	365,000	Owned
Rochelle, Illinois	459,000	Owned
Sparta, Wisconsin	385,000	Owned
St. Paul, Minnesota	56,730	Owned
Stockton, California	139,000	Owned
Tucker, Georgia	259,000	Owned
Wichita, Kansas	80,000	Owned
Warehouse/Distribution Centers
Austin, Minnesota—Annex	83,000	Owned
Osceola, Iowa	233,000	Owned
Stockton, California	232,000	Leased	July, 2007
Tucker, Georgia	96,000	Leased	September, 2009
Research and Development Center
Austin, Minnesota	79,000	Owned
Corporate Offices
Austin, Minnesota	223,000	Owned
Hormel Foods Sales, LLC
Warehouse/Distribution Centers
Dayton, Ohio	140,000	Owned
Eldridge, Iowa	280,000	Leased	September, 2015
Dan’s Prize, Inc.
Plants
Browerville, Minnesota	52,000	Owned
Long Prairie, Minnesota	80,000	Owned

Jennie-O Turkey Store, Inc.
Plants
Barron, Wisconsin	372,000	Owned
Faribault, Minnesota	170,000	Owned
Melrose, Minnesota	127,000	Owned
Montevideo, Minnesota	85,000	Owned
Pelican Rapids, Minnesota	224,000	Owned
Willmar, Minnesota	508,000	Owned
Feed Mills
Atwater, Minnesota	19,000	Owned
Barron, Wisconsin	26,000	Owned
Dawson, Minnesota	37,000	Owned
Faribault, Minnesota	21,000	Owned
Henning, Minnesota	5,000	Owned
Northfield, Minnesota	17,000	Owned
Perham, Minnesota	26,000	Owned
Swanville, Minnesota	29,000	Owned
Other
Barron, Wisconsin—Hatchery	37,000	Owned
Detroit Lakes, Minnesota—Hatchery	31,000	Owned
Henning, Minnesota—Hatchery	22,000	Owned
Melrose, Minnesota—Warehouse	9,000	Owned
Turkey Farms	*14,500	Owned
Willmar, Minnesota—Warehouses	25,000	Owned
Mountain Prairie, LLC
Las Animas, Colorado—Hog Confinement Buildings	707,000	Leased	Various: September, 2007 - December, 2008
Beijing Hormel Foods Co. Ltd.
Beijing, China—Plant	68,000	80.0% Owned
Shanghai Hormel Foods Co. Ltd.
Shanghai, China—Plant	38,000	80.7% Owned
Diamond Crystal Brands, Inc.
Bondurant, Iowa—Warehouse	99,000	Owned
Bremen, Georgia—Plant	156,000	Owned
Mitchellville, Iowa—Plants	81,000	Owned
Perrysburg, Ohio—Plant	183,000	Owned
Quakertown, Pennsylvania—Plant	10,000	Owned
Savannah, Georgia—Plant	353,000	Owned
Visalia, California—Plant	107,000	Owned

Clougherty Packing, LLC
Harvest and Processing Plants
Vernon, California	749,573	Owned
Plants
Vernon, California	98,700	Leased	March, 2014
Hog Confinement Buildings
Snowflake, Arizona	1,283,316	Owned
Albin, Wyoming	331,504	Owned
Pine Bluffs, Wyoming	63,744	Owned

*                    Acres

Many of these properties are not exclusive to any one of the Company’s segments and a few of the properties are utilized in all five segments of the Company. The Company has renovation or building projects in progress at Austin, Minnesota; Fremont, Nebraska; Albert Lea, Minnesota; and at various JOTS locations. The Company believes its operating facilities are well maintained and suitable for current production volumes and all volumes anticipated in the foreseeable future.

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

No matters were submitted to stockholders during the fourth quarter of the 2005 fiscal year.

PART II

Item 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The high and low closing price of the Company’s common stock and the dividends per share declared for each fiscal quarter of 2005 and 2004, respectively, are shown below:

2005	High	Low	Dividend
First Quarter	$31.87	$27.58	$.1300
Second Quarter	32.24	29.31	.1300
Third Quarter	33.08	29.33	.1300
Fourth Quarter	32.99	30.18	.1300

2004	High	Low	Dividend
First Quarter	$27.45	$23.80	$.1125
Second Quarter	31.04	26.54	.1125
Third Quarter	31.63	29.06	.1125
Fourth Quarter	29.70	26.00	.1125

Additional information about dividends, principal market of trade and number of stockholders on page 57 of the Annual Stockholders’ Report for the year ended October 30, 2005, is incorporated herein by reference. The Company’s common stock has been listed on the New York Stock Exchange since January 16, 1990.

Issuer purchases of equity securities in the fourth quarter of fiscal year 2005 are shown below:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
August 1, 2005 - September 4, 2005	13,020	$29.61	13,000	7,625,336
September 5, 2005 - October 2, 2005	200	32.63	—	7,625,336
October 3, 2005 - October 30, 2005	—	—	—	7,625,336
Total	13,220	$29.65	13,000

(1)                 Shares repurchased during the quarter, other than through publicly announced plans or programs, represent purchases for the Company’s employee awards program.

(2)                 On October 2, 2002, the Company announced that its Board of Directors had authorized the Company to repurchase up to 10,000,000 shares of common stock with no expiration date.

Item 6.                        SELECTED FINANCIAL DATA

Selected Financial Data for the five years ended October 30, 2005, on page 17 of the Annual Stockholders’ Report for the year ended October 30, 2005, is incorporated herein by reference.

Item 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Information in the Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 17 through 34 of the Annual Stockholders’ Report for the year ended October 30, 2005, is incorporated herein by reference.

Item 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information on the Company’s exposure to market risk included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 34 of the Annual Stockholders’ Report for the year ended October 30, 2005, is incorporated herein by reference.

Item 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements, including unaudited quarterly data, on pages 38 through 54 and the Report of Independent Registered Public Accounting Firm on page 37 of the Annual Stockholders’ Report for the year ended October 30, 2005, are incorporated herein by reference.

Item 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.                CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended [the “Exchange Act”]). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

(a)           The report entitled “Management’s Report on Internal Control Over Financial Reporting” on page 35 of the Annual Stockholder’s Report for the year ended October 30, 2005, is incorporated herein by reference.

(b)          The report entitled “Report of Independent Registered Public Accounting Firm” on page 36 of the Annual Stockholder’s Report for the year ended October 30, 2005, is incorporated herein by reference.

(c)           During the fourth quarter of fiscal year 2005, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.               OTHER INFORMATION

None.

PART III

Item 10.                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information under “Item 1—Election of Directors,” contained on page 2 through page 4 and under “Board of Director and Committee Meetings,” on pages 5 and 6, and the second sentence of the second paragraph under “Audit Committee Report,” contained on page 7 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 31, 2006, is incorporated herein by reference.

Information concerning Executive Officers is set forth in Item 1(f) of Part I pursuant to Instruction 3, Paragraph (b) of Item 401 of Regulation S-K.

Information under “Section 16(a) Beneficial Ownership Reporting Compliance,” on page 18 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 31, 2006, is incorporated herein by reference.

The Company has adopted a Code of Ethical Business Conduct in compliance with applicable rules of the Securities and Exchange Commission that applies to its principal executive officer, its principal financial officer, and its principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethical Business Conduct is available on the Company’s Web site at www.hormel.com, free of charge, under the caption, “Corporate.”  The Company intends to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethical Business Conduct by posting such information on the Company’s Web site at the address and location specified above.

Item 11.                 EXECUTIVE COMPENSATION

Information for the year ended October 30, 2005, commencing with “Summary Compensation Table” on page 14 through “Nonqualified Deferred Compensation Plan” on page 17 and “Compensation of Directors” on pages 6 and 7 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 31, 2006, is incorporated herein by reference.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information for the year ended October 30, 2005, under “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” on pages 9 and 10, and information under “Equity Compensation Plan Information” on page 23 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 31, 2006, is incorporated herein by reference.

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information under “Related Party Transactions” for the year ended October 30, 2005, as set forth on page 18 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 31, 2006, is incorporated herein by reference.

Item 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information under “Audit Fees” through “Audit Committee Preapproval Policies and Procedures” on page 8 of the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held January 31, 2006, is incorporated herein by reference.

PART IV

Item 15.                 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The response to Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORMEL FOODS CORPORATION
By:	/s/ JEFFREY M. ETTINGER	January 11, 2006
	JEFFREY M. ETTINGER,	Date
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Date	Title
/s/ JEFFREY M. ETTINGER	1/11/06	President, Chief Executive Officer and
JEFFREY M. ETTINGER		Director (Principal Executive Officer)
/s/ MICHAEL J. McCOY	1/11/06	Executive Vice President, Chief Financial
MICHAEL J. McCOY		Officer and Director (Principal Financial
and Accounting Officer)
/s/ JOEL W. JOHNSON*	1/11/06	Chairman and Director
JOEL W. JOHNSON
/s/ GARY J. RAY*	1/11/06	Executive Vice President Refrigerated
GARY J. RAY		Foods and Director
/s/ JOHN W. ALLEN*	1/11/06	Director
JOHN W. ALLEN
/s/ JOHN R. BLOCK*	1/11/06	Director
JOHN R. BLOCK
/s/ E. PETER GILLETTE JR.*	1/11/06	Director
E. PETER GILLETTE JR.
/s/ LUELLA G. GOLDBERG*	1/11/06	Director
LUELLA G. GOLDBERG

/s/ SUSAN I. MARVIN*	1/11/06	Director
SUSAN I. MARVIN
/s/ JOHN L. MORRISON*	1/11/06	Director
JOHN L. MORRISON
/s/ DAKOTA A. PIPPINS*	1/11/06	Director
DAKOTA A. PIPPINS
/s/ JOHN G. TURNER*	1/11/06	Director
JOHN G. TURNER
/s/ DR. ROBERT R. WALLER*	1/11/06	Director
DR. ROBERT R. WALLER
*BY: /s/ MICHAEL J. McCOY	1/11/06
MICHAEL J. McCOY,
as Attorney-In-Fact

ANNUAL REPORT ON FORM 10-K

ITEM 15

LIST OF FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULE

LIST OF EXHIBITS

YEAR ENDED OCTOBER 30, 2005

HORMEL FOODS CORPORATION

Austin, Minnesota

Item 15

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

HORMEL FOODS CORPORATION

FINANCIAL STATEMENTS

The following consolidated financial statements of Hormel Foods Corporation included in the Annual Stockholders’ Report for the year ended October 30, 2005, are incorporated herein by reference in Item 8 of Part II of this report:

Consolidated Statements of Financial Position—October 30, 2005, and October 30, 2004.

Consolidated Statements of Operations—Years Ended October 30, 2005, October 30, 2004, and October 25, 2003.

Consolidated Statements of Changes in Shareholders’ Investment—Years Ended October 30, 2005, October 30, 2004, and October 25, 2003.

Consolidated Statements of Cash Flows—Years Ended October 30, 2005, October 30, 2004, and October 25, 2003.

Notes to Financial Statements—October 30, 2005.

Reports of Independent Registered Public Accounting Firm

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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
HORMEL FOODS CORPORATION
(In Thousands)

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
		Additions
Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts— Describe		Deductions— Describe		Balance at End of Period
Valuation reserve deduction from assets account:
Fiscal year ended October 30, 2005 Allowance for doubtful					$ 1,287	(1)
accounts receivable	$ 4,600	$ (1,233)	$ 1,120	(5)	(2,318	)(2)	$ 5,518
Fiscal year ended October 30, 2004 Allowance for doubtful					$ 560	(1)
accounts receivable	$ 2,880	$ 1,285	$ 120	(4)	(875	)(2)	$ 4,600
Fiscal year ended October 25, 2003 Allowance for doubtful					$ 6,644	(1)
accounts receivable	$ 1,393	$ 7,474	$ 431	(3)	(226	)(2)	$ 2,880

Note (1)—Uncollectible accounts written off.

Note (2)—Recoveries on accounts previously written off.

Note (3)—Increase in the reserve due to the inclusion of Diamond Crystal Brands accounts receivable.

Note (4)—Increase in the reserve due to the inclusion of Century Foods International accounts receivable.

Note (5)—Increase in the reserve due to the inclusion of Farmer John, Mexican Accent, and Mark-Lynn accounts receivable.

LIST OF EXHIBITS

HORMEL FOODS CORPORATION

NUMBER	DESCRIPTION OF DOCUMENT
2.1(1)

Agreement and Plan of Merger and Plan of Reorganization dated January 22, 2001, by and among Hormel, Badger Acquisition Corporation, Jerome Foods, Inc. and Jerome K. Jerome. (Incorporated by reference to Hormel’s Current Report on Form 8-K dated March 9, 2001, File No. 001-02402.)

2.2(1)

Clougherty Packing Company Stock Purchase Agreement, dated as of December 29, 2004, between Hormel Foods Corporation, as Buyer, the Sellers (as identified in the Agreement), and Sellers’ Representative. (Incorporated by reference to Exhibit 2.2 to Hormel’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004, File No. 001-02402.)

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

10.1(1)(3)	Hormel Foods Corporation Operators’ Shares Incentive Compensation Plan. (Incorporated by reference to Appendix A to Hormel’s definitive Proxy Statement filed on December 23, 1997, File No. 001-02402.)
10.2(1)(3)

Hormel Foods Corporation Supplemental Executive Retirement Plan (2002 Restatement.) (Incorporated by reference to Exhibit 10.3 to Hormel’s Annual Report on Form 10-K for the fiscal year ended October 26, 2002, File No. 001-02402.)

10.3(1)(3)	Hormel Foods Corporation 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit A to Hormel’s definitive Proxy Statement filed on December 29, 1999, File No. 001-02402.)
10.4(1)(3)	Hormel Foods Corporation Long-Term Incentive Plan. (Incorporated by reference to Appendix B to Hormel’s definitive Proxy Statement filed on December 23, 1997, File No. 001-02402.)

10.5(1)(3)

Hormel Foods Corporation Supplemental Retirement Benefits Plan for the Benefit of Joel W. Johnson (1999 Restatement.) (Incorporated by reference to Exhibit 10.6 to Hormel’s Annual Report on Form 10-K for the fiscal year ended October 26, 2002, File No. 001-02402.)

10.6(1)(3)

Hormel Foods Corporation Executive Deferred Income Plan II (2002 Restatement.) (Incorporated by reference to Exhibit 10.7 to Hormel’s Annual Report on Form 10-K for the fiscal year ended October 26, 2002, File No. 001-02402.)

10.7(1)

Form of Indemnification Agreement for Directors and Officers. (Incorporated by reference to Exhibit 10.8 to Hormel’s Annual Report on Form 10-K for the fiscal year ended October 26, 2002, File No. 001-02402.)

10.8(1)

Hormel Foods Corporation Non Employee Director Deferred Stock Plan (Plan Adopted October 4, 1999; Amended and Restated November 24, 2003.) (Incorporated by reference to Exhibit 10.9 to Hormel’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004, File No. 001-02402.)

10.9(1)(3)	Hormel Foods Corporation 2005 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 to Hormel’s Current Report on Form 8-K dated January 25, 2005, File No. 001-02402.)
10.10(1)	Terms of Non-Executive Chairman of the Board. (Incorporated by reference to Item 1.01 of Hormel’s Current Report on Form 8-K dated November 21, 2005, File No. 001-02402.)
11.1(1)	Statement re: computation of per share earnings. (Included in Exhibit 13.1 filed with this Annual Report on Form 10-K for the fiscal year ended October 30, 2005.)
13.1(2)	Pages 17 through 57 of the Annual Stockholders’ Report for the fiscal year ended October 30, 2005.
21.1(2)	Subsidiaries of the Registrant.
23.1(2)	Consent of Independent Registered Public Accounting Firm.
24.1(2)	Power of Attorney.
31.1(2)	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(2)	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002.
31.3(2)	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(2)	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1(1)

U.S. $200,000,000 Credit Agreement, dated as of June 1, 2005, between Hormel, the banks identified on the signature pages thereof, and Citicorp U.S.A. Inc., as Administrative Agent. (Incorporated by reference to Exhibit 99 to Hormel’s Current Report on Form 8-K dated June 1, 2005, File No. 001-02402.)

(1)      Document has previously been filed with the Securities and Exchange Commission and is incorporated herein by reference.

(2)      These Exhibits transmitted via EDGAR.

(3)      Management compensatory plan.