Form 10-Q
period 2006-01-29
HORMEL FOODS CORP /DE/
filed 2006-03-10
CIK 48465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended January 29, 2006	Commission File Number 1-2402

HORMEL FOODS CORPORATION

Incorporated Under the Laws of the State of Delaware	Fein #41-0319970

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  X   Accelerated filer        Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class

Outstanding at January 29, 2006

Common Stock	$.0586 par value 137,893,838
Common Stock Non-Voting	$.01 par value -0-

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In Thousands of Dollars)

	January 29,	October 30,
	2006	2005
	(Unaudited)	Restated*
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$111,673	$131,046
Short-term marketable securities	18,800	38,500
Accounts receivable	273,787	301,001
Inventories	534,885	534,572
Deferred income taxes	39,549	39,428
Prepaid expenses and other current assets	66,367	20,691
TOTAL CURRENT ASSETS	1,045,061	1,065,238

DEFERRED INCOME TAXES	7,302	1,253

GOODWILL	502,193	502,107

OTHER INTANGIBLES	137,095	139,579

NET PENSION ASSETS	38,587	30,676

INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	70,961	68,027

OTHER ASSETS	161,407	162,004

PROPERTY, PLANT AND EQUIPMENT
Land	45,757	45,758
Buildings	552,998	551,567
Equipment	1,072,162	1,059,328
Construction in progress	72,142	66,326
	1,743,059	1,722,979
Less allowance for depreciation	(868,895)	(845,303)
	874,164	877,676

TOTAL ASSETS	$2,836,770	$2,846,560

* Retrospective application of FIFO inventory valuation (see Note A)

See notes to consolidated financial statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In Thousands of Dollars)

	January 29,	October 30,
	2006	2005
	(Unaudited)	Restated*
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$241,752	$255,144
Accrued expenses	18,839	26,270
Accrued workers compensation	28,205	27,619
Accrued marketing expenses	78,312	68,640
Employee compensation	63,850	114,518
Taxes, other than federal income taxes	10,878	11,993
Dividends payable	19,349	17,950
Federal income taxes	44,278	49,963
Current maturities of long-term debt	11,086	11,075
TOTAL CURRENT LIABILITIES	516,549	583,172

LONG-TERM DEBT—less current maturities	350,403	350,430

ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION	263,896	263,663

OTHER LONG-TERM LIABILITIES	51,421	50,565

SHAREHOLDERS’ INVESTMENT
Preferred stock, par value $.01 a share—authorized 80,000,000 shares; issued—none
Common stock, non-voting, par value $.01 a share—authorized 200,000,000 shares; issued—none
Common stock, par value $.0586 a share—authorized 400,000,000 shares; issued 137,920,108 shares January 29, 2006 issued 137,843,090 shares October 30, 2005	8,082	8,078
Additional paid-in capital	10,621	3,260
Accumulated other comprehensive loss	(25,621)	(24,923)
Retained earnings	1,662,277	1,612,315
	1,655,359	1,598,730
Shares held in treasury- 26,270 shares January 29, 2006	(858)	0
TOTAL SHAREHOLDERS’ INVESTMENT	1,654,501	1,598,730

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$2,836,770	$2,846,560

*Retrospective application of FIFO inventory valuation (see Note A)

See notes to consolidated financial statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	January 29, 2006	January 30, 2005
		Restated*

Net sales	$1,415,933	$1,271,431
Cost of products sold	1,062,938	959,363
GROSS PROFIT	352,995	312,068

Expenses:
Selling and delivery	192,025	169,517
Administrative and general	57,720	40,622
TOTAL EXPENSES	249,745	210,139

Equity in earnings of affiliates	2,398	2,927
OPERATING INCOME	105,648	104,856

Other income and expense:
Interest and investment income	884	4,605
Interest expense	(6,232)	(6,774)
EARNINGS BEFORE INCOME TAXES	100,300	102,687
Provision for income taxes	31,024	38,054

NET EARNINGS	$69,276	$64,633

NET EARNINGS PER SHARE:
BASIC	$0.50	$0.47
DILUTED	$0.50	$0.46

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	137,898	138,036
DILUTED	139,339	139,626

DIVIDENDS DECLARED PER SHARE:	$0.1400	$0.1300

*Retrospective application of FIFO inventory valuation (see Note A)

See notes to consolidated financial statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(Unaudited)

	Three Months Ended
	January 29, 2006	January 30, 2005
		Restated*
OPERATING ACTIVITIES
Net earnings	$69,276	$64,633
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	27,568	24,137
Amortization of intangibles	2,492	2,023
Equity in earnings of affiliates	(2,196)	(2,739)
Provision for deferred income taxes	(4,841)	(13,814)
Loss on property/equipment sales and plant facilities	89	181
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	25,696	17,084
Increase in inventories, prepaid expenses, and other current assets	(49,794)	(17,176)
(Increase) Decrease in net pension assets	(7,911)	3,539
(Decrease) Increase in accounts payable and accrued expenses	(66,887)	4,131
Other	11,571	1,477
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,063	83,476

INVESTING ACTIVITIES
Sale of available-for-sale securities	112,775	178,800
Purchase of available-for-sale securities	(93,075)	(76,800)
Acquisitions of businesses/intangibles	1,444	(188,243)
Purchases of property/equipment	(25,434)	(24,761)
Proceeds from sales of property/equipment	1,289	514
Decrease (Increase) in investments, equity in affiliates and other assets	1,640	(2,587)
NET CASH USED IN INVESTING ACTIVITIES	(1,361)	(113,077)

FINANCING ACTIVITIES
Principal payments on long-term debt	(16)	(15)
Dividends paid on common stock	(17,914)	(15,516)
Share repurchases	(8,441)	(1,229)
Other	3,296	4,685
NET CASH USED IN FINANCING ACTIVITIES	(23,075)	(12,075)

DECREASE IN CASH AND CASH EQUIVALENTS	(19,373)	(41,676)
Cash and cash equivalents at beginning of year	131,046	179,881

CASH AND CASH EQUIVALENTS AT END OF QUARTER	$111,673	$138,205

*Retrospective application of FIFO inventory valuation (see Note A)

See notes to consolidated financial statements

HORMEL FOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share and Percentage Amounts)

(Unaudited)

NOTE A                 GENERAL

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year.  The balance sheet at October 30, 2005, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2005.

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation and to conform to recent accounting pronouncements and guidance.  The reclassifications had no impact on net earnings as previously reported.  During fiscal 2005, the Company reclassified certain auction rate securities from cash equivalents to short-term marketable securities on the consolidated statements of financial position and cash flows.

Change in Accounting Principle

In the first quarter, the Company changed its method of accounting for the materials portion of turkey products and substantially all inventoriable expenses, packages, and supplies (in total approximately 23.0 percent of total gross inventory at the end of fiscal 2005) that had previously been accounted for utilizing the Last-In First-Out (LIFO) method to the First-In First-Out (FIFO) method.  As a result, all inventories are now stated at the lower of cost, determined on a FIFO basis, or market.  The change is preferable because it provides a more meaningful presentation of the Company’s financial position as it values inventory in a manner which more closely approximates current cost;  it provides a consistent and uniform costing method across the Company’s operations;  FIFO inventory values better represent the underlying commercial substance of selling the oldest products first;  it is the prevalent method used by other entities within the Company’s industry;  and it enhances the comparability of the financial statements with those of our industry peers.  As required by U.S. generally accepted accounting principles, the change has been reflected in the consolidated statement of financial position, consolidated statement of operations, and consolidated statement of cash flows through retrospective application of the FIFO method.  Inventories as of the beginning of fiscal 2006 were increased by the LIFO reserve ($38,594), the net current deferred tax assets were decreased by the tax effect of the change ($14,440) and shareholder’s investment was increased by the after-tax effect ($24,154).  Previously reported net earnings for fiscal years 2005, 2004, and 2003 were increased by $1,150, $1,896, and $627, respectively.  For the first quarter of fiscal 2005, net earnings were increased by $159, with no impact on earnings per share.

Income Taxes

The effective tax rate for the first quarter of fiscal 2006 was 30.9 percent compared to 37.1 percent for the comparable quarter of fiscal 2005.  The lower rate is primarily due to a discrete tax event recognized in the first quarter.  The discrete item was to record the tax benefit related to a Medicare subsidy created under the provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.  The decrease in the rate also reflects the benefits from a domestic manufacturing activities tax credit that was effective for the Company beginning in fiscal 2006.

Stock-Based Compensation

In accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 123(R), the Company began expensing stock-based compensation using the modified prospective method in the first quarter of fiscal 2006.  Prior to fiscal 2006, the Company accounted for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  Since fiscal 2003, the Company had used the prospective method to recognize stock-based compensation expense.

Pro forma amounts as if the Company had used the fair value method in accounting for all employee stock options in the first quarter of fiscal 2005 are as follows:

Three Months Ended
January 30, 2005
Restated*
Net earnings, as reported	$64,633
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	903
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,283)

Pro forma net earnings	$64,253

Earnings per share:
Basic—as reported	$0.47
Basic—pro forma	$0.46

Diluted—as reported	$0.46
Diluted—pro forma	$0.46

*Retrospective application of FIFO inventory valuation (see Note A)

Guarantees

The Company enters into various agreements guaranteeing specified obligations of affiliated parties.  Currently, the Company provides a standby letter of credit for obligations of an affiliated party that may arise under worker compensation claims.  The Company’s guarantees either terminate in one year or remain in place until such time as the Company revokes the agreement.  Total guarantees provided by the Company, as of January 29, 2006, amounted to $1,940.  These potential obligations are not reflected in the Company’s consolidated statements of financial position.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  The pronouncement requires that all voluntary changes in accounting principle be reported by retrospectively applying the principle to all prior periods that are presented in the financial statements.  The statement is effective for fiscal years beginning after December 15, 2005, with early adoption permitted for changes made after issuance of the statement.  During the first quarter of fiscal 2006, the Company early adopted the provisions of SFAS No. 154, and reported a change in accounting principle for certain inventory items through the required retrospective application.  See discussion of the impact on the Company’s financial statements in Note A.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes Accounting Principles Board (APB) Opinion No.

25, “Accounting for Stock Issued to Employees.”  The statement requires that entities measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, as calculated using an accepted valuation model.  In addition, the statement rescinds the use of the prospective transition model for expensing employee stock options, and accelerates expensing of new option grants for retirement eligible individuals.  The impact of adopting this statement is discussed in Note B.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.”  The statement requires that idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as a current-period charge to earnings.  Previous guidance mandated that these costs be charged to earnings on a current basis only under certain circumstances.  The statement is effective for annual periods beginning after June 15, 2005, and adoption did not have a material impact on the Company’s results of operations or financial position.

NOTE B                 STOCK BASED COMPENSATION

The Company has stock incentive plans for employees and non-employee directors, including stock options and restricted shares. The Company’s policy is to grant options with the exercise price equal to the market price of the common stock on the date of grant.  Options vest over periods ranging from six months to four years and expire ten years after the date of the grant.  The Company recognizes stock-based compensation expense ratably over the shorter of the requisite service period or vesting period.  The fair value of options granted to retirement eligible individuals is expensed at the time of grant.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three Months Ended
	January 29, 2006	January 30, 2005
Risk-Free Interest Rate	4.5%	4.1%
Dividend Yield	1.7%	1.7%
Stock Price Volatility	21.0%	22.0%
Expected Option Life	8 years	8 years

As part of the annual valuation process, the Company reassesses the appropriateness of the inputs into the Black-Scholes model used for option valuation.  The Company establishes the risk-free interest using stripped U.S. Treasury yields as of the grant date where the remaining term is approximately the expected life of the option.  The dividend yield is set based on the dividend rate approved by the Company’s Board of Directors and the stock price on the grant date.  The expected volatility assumption is set based primarily on historical volatility.  As a reasonableness test, implied volatility from exchange traded options is also examined to validate the volatility range obtained from the historical analysis.  The expected life assumption is set based on an analysis of past exercise behavior by option holders.  In performing the option valuations, the Company has not stratified option holders as exercise behavior has historically been consistent across all employee groups.

A reconciliation of the number of options outstanding and exercisable as of January 29, 2006, and changes during the quarter then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at 10/30/05	8,381	$22.75
Granted	1,188	32.74
Exercised	(398)	14.08
Outstanding at 1/29/06	9,171	$24.42	6.54	$87,654
Exercisable at 1/29/06	5,961	$21.55	5.33	$74,089

The weighted-average grant-date fair value of options granted during the first quarter of 2006 was $9.24 and the total intrinsic value of options exercised during the same period was $11,243.

The Company’s restricted stock vest after five years or upon retirement.  A reconciliation of the nonvested restricted shares as of January 29, 2006, and changes during the first quarter of 2006, is as follows:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at 10/30/05	134	$28.88
Granted	50	33.25
Vested	(100)	29.24
Nonvested at 1/29/06	84	$31.06

During the first quarter of 2006, the total share-based compensation expense for all compensation related to share-based plans was $12,110, which includes $9,200 of stock option expense recorded under SFAS 123(R) (Share-Based Payment), primarily due to retirements and expensing of new option grants to retirement eligible individuals.  The total income tax benefit recognized in net income related to this expense was $4,540.  In the first quarter of fiscal 2005, the Company recognized share-based compensation expense of $2,026, with a related income tax benefit of $788.  At January 29, 2006, there was $16,365 of total unrecognized compensation cost from share-based compensation arrangements granted under the plans, which is related to nonvested awards.  This compensation is expected to be recognized over a weighted-average period of approximately 3.0 years.  During the first quarter of 2006, cash received from stock option exercises was $1,564 and the total tax benefit to be realized for tax deductions from these option exercises was $4,215.

Shares issued for option exercises may be either authorized but unissued shares, or shares of treasury stock acquired in the open market or otherwise.  Restricted shares issued are shares of treasury stock.

NOTE C                 GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill for the three month period ended January 29, 2006, are presented in the table below.

	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	Other	Total
Balance as of October 30, 2005	$79,421	$25,880	$203,214	$191,240	$2,352	$502,107
Goodwill acquired	23	-	-	-	-	23
Purchase adjustments	-	-	-	63	-	63
Balance as of January 29, 2006	$79,444	$25,880	$203,214	$191,303	$2,352	$502,193

The gross carrying amount and accumulated amortization for definite-lived intangible assets are presented below.

	January 29, 2006		October 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Formulas & recipes	$20,075	$(7,038)	$20,075	$(6,402)
Non-compete covenants	15,320	(8,336)	15,320	(7,532)
Customer lists/relationships	12,260	(2,308)	12,260	(2,004)
Proprietary software & technology	10,920	(2,411)	10,920	(2,106)
Distribution network	3,700	(1,026)	3,700	(933)
Purchase & supply agreements	2,460	(1,499)	3,090	(1,914)
Other intangibles	3,352	(2,107)	3,352	(1,972)
Total	$68,087	$(24,725)	$68,717	$(22,863)

Amortization expense for the three months ended January 29, 2006, and January 30, 2005, was $2,492 and $2,023, respectively.

Estimated annual amortization expense for the five fiscal years after October 30, 2005, is as follows:

2006	$9,641
2007	8,896
2008	5,968
2009	4,306
2010	3,484

The carrying amounts for indefinite-lived intangible assets are presented in the table below.

	January 29, 2006	October 30, 2005
Brand/tradename/trademarks	$85,749	85,741
Other intangibles	7,984	7,984
Total	$93,733	$93,725

NOTE D                 SHIPPING AND HANDLING COSTS

Shipping and handling costs are recorded as selling and delivery expenses.  Shipping and handling costs were $100,892 for the three months ended January 29, 2006, compared to $83,403 for the three months ended January 30, 2005.

NOTE E                 EARNINGS PER SHARE DATA

The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended
	January 29, 2006	January 30, 2005

Basic weighted-average shares outstanding	137,898	138,036

Net effect of dilutive stock options	1,441	1,590

Diluted weighted-average shares outstanding	139,339	139,626

NOTE F                 COMPREHENSIVE INCOME

Components of comprehensive income, net of taxes, are:

	Three Months Ended
	January 29, 2006	January 30, 2005
		Restated*
Net earnings	$69,276	$64,633
Other comprehensive income (loss):
Deferred loss on hedging	(814)	(1,533)
Reclassification adjustment into net earnings	(1,563)	1,613
Foreign currency translation	1,679	212
Other comprehensive (loss) income	(698)	292
Total comprehensive income	$68,578	$64,925

*Retrospective application of FIFO inventory valuation (see Note A)

NOTE G                 INVENTORIES

Principal components of inventories are:

	January 29, 2006	October 30, 2005
		Restated*
Finished products	$276,386	$284,341
Raw materials and work-in-process	150,484	147,968
Materials and supplies	108,015	102,263

Total	$534,885	$534,572

*Retrospective application of FIFO inventory valuation (see Note A)

NOTE H                 DERIVATIVES AND HEDGING

The Company uses hedging programs to manage price risk associated with commodity purchases and foreign currency transactions.  These programs utilize futures contracts and swaps to manage the Company’s exposure to price fluctuations in the commodities markets and fluctuations in foreign currencies.

Cash Flow Hedge:  The Company from time to time utilizes corn and soybean meal futures to offset the price fluctuation in the Company’s future direct grain purchases.  The Company has also entered into various NYMEX-based swaps to hedge the purchase of natural gas at certain plant locations.  The financial instruments are designated and accounted for as cash flow hedges, and the Company measures the effectiveness of the hedges on a regular basis.  The Company has determined its hedges to be highly effective.  In the first quarter of fiscal 2005 and 2006, the Company recorded an immaterial amount of ineffectiveness to earnings.  Effective gains or losses related to these cash flow hedges are reported as other comprehensive income (loss) and reclassified into earnings, through cost of products sold (commodity positions) or net sales (currency futures), in the period or periods in which the hedged transactions affect earnings.  The Company typically does not hedge its grain and currency exposure beyond 12 months and its natural gas exposure beyond 36 months.

As of January 29, 2006, the Company has included in “Accumulated other comprehensive loss,” hedging gains of $1,941 (net of tax) relating to its positions.  The Company expects to recognize the majority of these gains over the next 12 months.  Gains in the amount of $2,508, before tax, were reclassified into earnings in the first quarter of 2006, compared to losses of $2,588, before tax, in the first quarter of fiscal 2005.

Fair Value Hedge:  The Company utilizes futures to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The intent of the program is to make the forward priced commodities cost nearly the same as cash market purchases at the date of delivery.

The futures contracts are designated and accounted for as fair value hedges, and the Company measures the effectiveness of the hedges on a regular basis.  The Company has determined its hedge programs to be highly effective.  In the first quarter of fiscal 2005 and 2006, the Company recorded an immaterial amount of ineffectiveness to earnings.  Changes in the fair value of the futures contracts, along with the gain or loss on the hedged purchase commitment, are marked-to-market through earnings and are recorded on the statement of financial position as a current asset and liability, respectively.  Gains or losses related to these fair value hedges are recognized through costs of products sold in the period or periods in which the hedged transactions affect earnings.

As of January 29, 2006, the fair value of the Company’s open futures contracts included on the statement of financial position was $577.  Gains on closed futures contracts in the amount of $1,393, before tax, were recognized in earnings during the first quarter of 2006, compared to losses of $1,953, before tax, in the first quarter of fiscal 2005.

NOTE I                  PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Net periodic benefit cost for pension and other postretirement benefit plans consists of the following:

	Pension Benefits		Other Postretirement Benefits
	Three months ended		Three months ended
	January 29, 2006	January 30, 2005	January 29, 2006	January 30, 2005
Service cost	$5,629	$4,580	$875	$806
Interest cost	10,149	9,956	5,409	5,604
Expected return on plan assets	(12,792)	(11,937)
Amortization of prior service cost	228	228	1,413	1,414
Recognized actuarial loss	2,519	2,641	883	960
Settlement charge	7,286	0

Net periodic cost	$13,019	$5,468	$8,580	$8,784

The $7,286 charge recognized in the first quarter of fiscal 2006 represents partial settlements on non-qualified plans resulting from executive retirements.

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

The Refrigerated Foods segment includes the Meat Products and Foodservice business units.  This segment consists primarily of the processing, marketing, and sale of branded and unbranded pork products for the retail, foodservice, and fresh customer markets.  This segment also includes the Precept Foods, LLC operation, which offers fresh, case-ready, branded pork and beef products to its retail customers.  Precept Foods, LLC is a 51 percent owned joint venture between Hormel Foods Corporation and Cargill Meat Solutions Corporation (formerly Excel Corporation), a wholly owned subsidiary of Cargill, Incorporated.  Farmer John, which was acquired in December 2004, is included as an operating segment within Refrigerated Foods, and the Meat Products business unit includes the results of operations for Lloyd’s, which was acquired in April 2005.

The Jennie-O Turkey Store segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for the retail, foodservice, and fresh customer markets.

The Specialty Foods segment includes the Diamond Crystal Brands, Century Foods International, and Hormel Specialty Products operating segments.  This segment consists of the packaging and sale of various sugar and sugar substitute products, salt and pepper products, dessert mixes, gelatin products, and private label canned meats to retail and foodservice customers.  This segment also includes the processing, marketing, and sale of nutritional food products and supplements to hospitals, nursing homes, and other marketers of nutritional products.  Diamond Crystal Brands includes the results of operations for Hormel HealthLabs (consolidated into Diamond Crystal Brands effective November 1, 2004), and Mark-Lynn, which was acquired in March 2005.

The All Other segment includes the Dan’s Prize and Hormel Foods International operating segments.  These businesses produce, market, and sell beef products and manufacture, market, and sell Company products internationally.  This segment also includes various miscellaneous corporate sales.

Intersegment sales are recorded at prices that approximate cost and are eliminated in the consolidated statements of operations.  Equity in earnings of affiliates is included in segment profit; however, the Company does not allocate investment income, interest expense, and interest income to its segments when measuring performance.  The Company also retains various other income and unallocated expenses at corporate.  These items are included below as “Net interest and investment income” and “General corporate expense” when reconciling to earnings before income taxes.

Sales and operating profits for each of the Company’s business segments and reconciliation to earnings before income taxes are set forth below.  The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets.  Therefore, the Company does not represent that these segments, if operated independently, would report the operating profit and other financial information shown below.

	Three Months Ended
	January 29, 2006	January 30, 2005
		Restated*
Net Sales to Unaffiliated Customers
Grocery Products	$203,957	$193,825
Refrigerated Foods	745,886	648,432
Jennie-O Turkey Store	267,046	261,082
Specialty Foods	151,162	110,092
All Other	47,882	58,000
Total	$1,415,933	$1,271,431

Intersegment Sales
Grocery Products	$0	$0
Refrigerated Foods	1,802	2,320
Jennie-O Turkey Store	17,502	16,130
Specialty Foods	33	30
All Other	17,828	19,992
Total	$37,165	$38,472
Intersegment elimination	(37,165)	(38,472)
Total	$0	$0

Net Sales
Grocery Products	$203,957	$193,825
Refrigerated Foods	747,688	650,752
Jennie-O Turkey Store	284,548	277,212
Specialty Foods	151,195	110,122
All Other	65,710	77,992
Intersegment elimination	(37,165)	(38,472)
Total	$1,415,933	$1,271,431

Segment Operating Profit
Grocery Products	$32,769	$34,944
Refrigerated Foods	36,909	35,866
Jennie-O Turkey Store	39,679	34,055
Specialty Foods	10,328	3,541
All Other	5,728	4,297
Total segment operating profit	$125,413	$112,703

Net interest and investment income	(5,348)	(2,169)
General corporate expense	(19,765)	(7,847)

Earnings before income taxes	$100,300	$102,687

*Retrospective application of FIFO inventory valuation (see Note A)

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations (In Thousands of Dollars, Except Per Share Amounts)

CRITICAL ACCOUNTING POLICIES

As discussed in Note A in the Notes to Consolidated Financial Statements in this Form 10-Q, the Company changed its accounting method for certain inventory items from Last-In First-Out (LIFO) to First-In First-Out (FIFO) effective with the first quarter of fiscal 2006.  All prior year information has been restated for the retrospective application of this change in accounting principle.  The net pretax effect to the fiscal 2005 first quarter results was $255, with no impact on earnings per share.

There have been no other material changes in the Company’s Critical Accounting Policies, as disclosed in its Annual Report on Form 10-K for the year ended October 30, 2005.

RESULTS OF OPERATIONS

Overview

The Company is a processor of branded and unbranded food products for the retail, foodservice, and fresh customer markets.  It operates in five segments as described in Note J in the Notes to Consolidated Financial Statements in this Form 10-Q.

The Company earned $0.50 per diluted share in the first quarter of fiscal 2006, compared to $0.46 per diluted share in the first quarter of fiscal 2005.  Significant factors impacting the quarter were:

•                  The Jennie-O-Turkey Store segment continued to report strong net sales and segment profit results, driven by favorable market conditions, lower feed costs, and value-added growth.

•                  Significantly improved results experienced in the Specialty Foods segment, with sales and segment profit increases noted in all three business units.

•                  Mixed results reported in the Grocery Products segment, as increased net sales were offset by higher input costs and increased freight and distribution expenses.

•                  Additional benefit related expenses were recognized during the quarter totaling $16,486 pre-tax ($0.07 after-tax per diluted share), primarily due to executive retirements.

•                  A significant reduction in the Company’s effective tax rate ($0.02 per diluted share) resulted from recognition of a discrete tax benefit in the quarter.

Consolidated Results

Net earnings for the first quarter of fiscal 2006 increased 7.2 percent to $69,276 compared to $64,633 in the same quarter of 2005.  Diluted earnings per share for the quarter increased to $0.50 from $0.46 last year.

Pretax earnings for the first quarter of fiscal 2006 included $9,200 ($0.04 after-tax per diluted share) of stock option expense recorded under SFAS 123(R) (Share-Based Payment), primarily due to retirements and expensing of new option grants to retirement eligible individuals.  Pretax earnings also included $7,286 ($0.03 after-tax per diluted share) for expenses related to partial settlements on non-qualified plans resulting from executive retirements.  The effective tax rate was lower because of a $3,369 ($0.02 per diluted share) discrete tax benefit that was recognized in the first quarter.  The discrete item was to record the tax benefit related to a Medicare subsidy created under the provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.  The combined effect of these items was a reduction in diluted earnings per share of $0.05.

Net sales for the first quarter of fiscal 2006 increased 11.4 percent to $1,415,933 from $1,271,431 in 2005.  Tonnage volume increased 12.2 percent to 1,062 million lbs. for the first quarter compared to 946 million lbs. in the same quarter of last year.  Net sales and tonnage volume comparisons for the first quarter were positively impacted by the 2005 acquisitions of Farmer John, Mexican Accent, Mark-Lynn, and Lloyd’s.  On a combined basis, these acquisitions contributed $161,226 of net sales and 144 million lbs. of tonnage volume to the first quarter results.  Excluding the impact of these acquisitions, net sales and tonnage volume showed increases of 1.1 percent and 0.2 percent, respectively, compared to the first quarter of fiscal 2005.

Gross profit for the first quarter of fiscal 2006 was $352,995 compared to $312,068 for the same quarter last year.  Gross profit as a percent of net sales for the first quarter increased slightly to 24.9 percent from 24.5 percent in the first quarter of the prior year.  Improved margin results in Specialty Foods and Hormel Foods International benefited the quarter results, and the Jennie-O Turkey Store (JOTS) segment reported solid margin growth due to continued high turkey meat markets, lower feed costs, and strong value-added sales growth as compared to fiscal 2005.  However, the Company expects average turkey markets to weaken during the second half of fiscal 2006.  These lower markets, combined with higher anticipated turkey supplies, indicate that the current margin levels of JOTS are not expected to be maintained throughout the remaining quarters.  The Company’s balanced product portfolio and focus on value-added product growth should mitigate some of these anticipated margin decreases.

Selling and delivery expenses for the first quarter of fiscal 2006 were $192,025 compared to $169,517 in the prior year.  This increase is primarily due to a $17,489 increase in shipping and handling expenses, distributed across all business segments, which represents increased tonnage volume, the impact of fiscal 2005 acquisitions, and the continuation of significantly higher freight and warehousing costs.  As selling prices did not increase in proportion to these costs, selling and delivery expenses increased to 13.6 percent of net sales for the fiscal 2006 first quarter compared to 13.3 percent of net sales in the comparable quarter of 2005.  The Company expects selling and delivery expenses, as a percent of net sales, to approximate 13.4 percent for fiscal year 2006.

Administrative and general expenses increased to $57,720 for the quarter from $40,622 in fiscal 2005.  As a percentage of sales, administrative and general expenses for the first quarter were 4.1 percent, compared to 3.2 percent in the first quarter of 2005.  As noted above, the increase for the quarter is primarily due to $9,200 of stock option expense recorded under SFAS 123(R) (Share-Based Payment), primarily due to retirements and expensing of new option grants to retirement eligible individuals, and $7,286 for expenses related to partial settlements on non-qualified plans resulting from executive retirements.  Administrative expenses resulting from fiscal 2005 acquisitions also contributed to the increase in fiscal 2006, including intangible asset amortization which increased $469 over the first quarter of the prior year.  Due to the infrequent nature of the significant benefit related expenses in the first quarter, the Company expects administrative and general expenses to decrease in remaining quarters, and to approximate 3.0 percent of net sales for the entire 2006 fiscal year.

Equity in earnings of affiliates was $2,398 for the first quarter, compared to $2,927 last year.  This earnings line reflects decreases from the Company’s 40.0 percent owned Philippine joint venture, Purefoods-Hormel Company (down $547), and the Company’s 50.0 percent owned joint venture, Herdez Corporation (down $202).  Minority interests in the Company’s consolidated investments are also reflected in these figures, remaining even with the first quarter of fiscal 2005 at approximately $200.

The effective tax rate for the first quarter of fiscal 2006 was 30.9 percent compared to 37.1 percent for the comparable quarter of fiscal 2005.  The lower rate is primarily due to a discrete tax event recognized in the first quarter.  The decrease in the rate also reflects the benefits from a domestic manufacturing activities tax credit that was effective for the Company beginning in fiscal 2006.  The Company expects the effective rate for the remaining quarters of fiscal 2006 to approximate 34.5 percent, resulting in a full year effective tax rate of approximately 33.5 percent.

Segment Results

Net sales and operating profits for each of the Company’s segments are set forth below.  Additional segment financial information can be found in Note J of the Notes to Consolidated Financial Statements.

	Three Months Ended
	January 29, 2006	January 30, 2005	% Change
		Restated*
Net Sales
Grocery Products	$203,957	$193,825	5.2
Refrigerated Foods	745,886	648,432	15.0
Jennie-O Turkey Store	267,046	261,082	2.3
Specialty Foods	151,162	110,092	37.3
All Other	47,882	58,000	(17.4)
Total	$1,415,933	$1,271,431	11.4

Segment Operating Profit
Grocery Products	$32,769	$34,944	(6.2)
Refrigerated Foods	36,909	35,866	2.9
Jennie-O Turkey Store	39,679	34,055	16.5
Specialty Foods	10,328	3,541	191.7
All Other	5,728	4,297	33.3

Total segment operating profit	$125,413	$112,703	11.3
Net interest and investment income	(5,348)	(2,169)	(146.6)
General corporate expense	(19,765)	(7,847)	(151.9)

Earnings before income taxes	$100,300	$102,687	(2.3)

*Retrospective application of FIFO inventory valuation (see Note A of the Notes to Consolidated Financial Statements)

Grocery Products

The Grocery Products segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market.  This segment also includes the results of Mexican Accent, which was acquired in the second quarter of fiscal 2005.

Grocery Products net sales and sales tonnage volume each increased 5.2 percent for the first quarter compared to the same period in fiscal year 2005.  These increases were driven by continued growth in microwave trays, ethnic categories, and new businesses (Mexican Accent and Chi-Chi’s chips and tortillas).  Segment profit for Grocery Products decreased 6.2 percent compared to the first quarter of fiscal 2005.  Cost of goods sold, freight/warehousing, and selling expenses all increased over last year which pressured segment profitability.  Each of these expenses was negatively impacted by higher energy and fuel costs, as well as overall higher pension and insurance expense experienced by the Company.  While hog markets declined for the quarter compared to the prior year, the related margin gains in this area were unable to offset the increased operating expenses that were experienced.

At the beginning of the third quarter of fiscal 2005, the Company’s sales force incorporated Mexican Accent’s products into its portfolio of ethnic products.  The acquisition contributed $6,382 to net sales and 5,808,000 lbs. to sales tonnage volume for the quarter.  Excluding Mexican Accent, net sales for the segment increased 1.9 percent for the quarter, while sales tonnage volume increased 0.4 percent.

Operating profit for the segment was negatively impacted by lost net sales and tonnage volume in the chili category.  On a combined basis, net sales for the Hormel chili and Stagg brands decreased $4,905 or 11.3 percent while sales tonnage declined 3,599,000 lbs. or 8.3 percent.  The declines are attributed to an overall category decline of 5.5 percent due to program saturation in retail markets, and the prior year national roll-out of Stagg chili.  The segment has also experienced continued weakness in Dinty Moore canned products with net sales down $764 or 4.8 percent and sales tonnage down 782,000 lbs. or 5.3 percent for the quarter.  Helping to offset the lost net sales and tonnage from these products was continued strength from the microwave category.  Net sales of microwave products increased $8,788 or 38.0 percent for the quarter, while sales tonnage volume increased 3,745,000 lbs. or 30.7 percent.  The Hormel microwave tray line has shown the most growth in this product group, and the Company is in the process of adding additional capacity to meet increased consumer demand.  The segment’s ethnic category (excluding the Mexican Accent acquisition) also grew for the quarter with net sales up $1,600 or 4.5 percent and sales tonnage volume up 275,000 lbs. or 1.4 percent.

Based on test market sales results that did not meet expectations, the Company has decided not to expand the Tetra recart package for Hormel chili into additional markets.  In the existing test markets, the Company is converting all 15 ounce Hormel chili varieties back to the can, and is currently evaluating the performance of Stagg brand chili varieties in this new container.

Refrigerated Foods

The Refrigerated Foods segment includes the Meat Products and Foodservice business units.  This segment consists primarily of the processing, marketing, and sale of branded and unbranded pork products for the retail, foodservice, and fresh customer markets.  This segment also includes the Precept Foods, LLC operation, which offers fresh, case-ready, branded pork and beef products to its retail customers.  Precept Foods, LLC is a 51 percent owned joint venture between Hormel Foods Corporation and Cargill Meat Solutions Corporation (formerly Excel Corporation), a wholly owned subsidiary of Cargill, Incorporated.  Farmer John, which was acquired in December 2004, is included as an operating segment within Refrigerated Foods, and the Meat Products business unit includes the results for Lloyd’s, which was acquired in April 2005.

Net sales by the Refrigerated Foods segment increased 15.0 percent, and sales tonnage volume increased 21.3 percent, for the fiscal 2006 first quarter compared to the comparable fiscal 2005 period.  Net sales and tonnage volume comparisons were positively impacted by the fiscal 2005 acquisitions of Farmer John and Lloyd’s. These acquisitions contributed a combined $138,926 of net sales and 117.6 million lbs. of tonnage volume to the first quarter results.  Excluding the impact of these acquisitions, net sales and tonnage volume decreased 1.6 percent and increased 2.7 percent, respectively, compared to the first quarter of fiscal 2005.

The Company’s hog processing for the first quarter increased 18.7 percent to 2,259,000 hogs from 1,903,000 hogs for the comparable quarter last year.  The Farmer John acquisition caused this year to be higher, as their processing was included for the entire first quarter of fiscal 2006, but was included for only one month of the first quarter in fiscal 2005.  Excluding Farmer John, the Company’s hog processing increased 3.1 percent in the fiscal 2006 first quarter, compared to the prior year.

Segment profit for Refrigerated Foods increased 2.9 percent for the quarter compared to last year’s comparable period.  As cash hog markets decreased approximately 21.3 percent compared to the fiscal 2005 first quarter, while cutout values fell by approximately 13.8 percent, the segment was able to strengthen margins on value-added products.  However, fresh pork operations experienced lower profitability as margins decreased on hog processing, primarily due to a lower benefit on hog contracts of approximately $3,900 compared to fiscal 2005.  The entire pork complex is struggling with an abundance of cheap chicken in the market due to the reports of Avian flu throughout the world, and increased beef production has created an overabundance of protein in the market.  The Company expects hog prices to remain stable during the second quarter, but margins may be negatively impacted by lower product values in relationship to those costs.  Continued increases in freight and utility expenses may also decrease operating profits during the remainder of fiscal 2006.

The Meat Products business unit was a strong contributor to segment profits during the first quarter.  Retail hams and flavored meats both reported growth over the prior year first quarter, and Hormel refrigerated entrées increased 756,000 lbs. or 14.1 percent over fiscal 2005.  Retail pork also experienced tonnage increases during the quarter, attributed to increased hog harvest and 2,258,000 lbs. (or 42.5 percent) of additional fresh picnic sales compared to fiscal 2005.  In the deli category, several key product lines showed growth over the prior year first quarter, including Hormel party trays (up 382,000 lbs. or 12.9 percent), DiLusso Deli Company products (up 242,000 lbs. or 24.7 percent), and sliced meats (up 124,000 lbs. or 14.3 percent).  Hormel rib tip party trays were also introduced during the quarter, marking the Company’s first heat-and-serve entry into the party tray category.  During fiscal 2005, the Company began test marketing Hormel Natural Choice lunchmeats, which use the Company’s high-pressure processing technology.  Due to successful test market results, this line was launched on a national basis during January 2006.

The Foodservice business unit continued to perform favorably during the first quarter of fiscal 2006, posting a 6.4 percent increase in branded tonnage volume.  Twelve of the fifteen product categories within this unit reported growth over the prior year first quarter, including the BBQ/café h category (up 587,000 lbs. or 25.3 percent), premium pork (up 568,000 lbs. or 15.3 percent), other bacon (up 678,000 lbs. or 11.5 percent), pizza toppings (up 883,000 lbs. or 11.0 percent), and sliced meats (up 375,000 lbs. or 9.1 percent).  New business secured during the quarter drove the increases in the barbecue and other bacon categories, and the Company continues to innovate within the Foodservice business unit by offering new products like Cure 81 Applewood smoked ham.

The Precept Foods, LLC joint venture also reported exceptional results in the first quarter of fiscal 2006.  Tonnage volume for case-ready beef and pork products increased 3,779,000 lbs. or 98.5 percent compared to the prior year first quarter.  This momentum is expected to continue, as the Company also launched a case-ready beef program in test markets with a new customer during the first quarter.

The Company continues to support its brands with on-going marketing initiatives designed to promote brand awareness.  During the fiscal 2006 first quarter, a new multi-media national campaign was launched entitled “Create Something Great.”  This campaign educates consumers on how to elevate their everyday meal experiences using refrigerated and shelf-stable Hormel branded products.

Jennie-O Turkey Store

The Jennie-O Turkey Store (JOTS) segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for the retail, foodservice, and fresh customer markets.

JOTS net sales increased 2.3 percent, while sales tonnage volume decreased 5.5 percent for the fiscal 2006 first quarter compared to fiscal 2005.  The tonnage reduction was the result of decreased harvest due to fewer live birds purchased from independent producers, and lower livability in Company farms.  Current measurements indicate that bird livability is expected to improve during the second quarter and return to prior year levels during the third and fourth quarters.  The increase in net sales is the result of strong value added growth in all three of the Retail, Deli, and Foodservice business units, as well as excellent commodity meat and whole bird pricing during the first quarter.

Segment profit for JOTS increased 16.5 percent for the first quarter compared to the prior year due to the favorable market conditions and value added growth noted above.  Feed costs per ton for the quarter were also 9.1 percent lower than fiscal 2005, and on the low side of historical averages.  Grain prices were depressed this fall as a result of both a good new crop and an unusually high carryover from the previous year.  Partially offsetting the lower feed costs were increased freight costs, resulting from significantly higher energy costs during the first quarter.

In addition to increased profitability on commodity business, value added business units continued to increase their overall operating profit contribution through new distribution of existing product lines and continued success in new product development.  In the retail division, product lines reflecting strong first quarter increases over the prior year were Jennie-O Turkey Store branded fresh whole birds (up 3,906,000 lbs. or 41.0 percent), Jennie-O Turkey Store Oven Ready Turkey products (up 563,000 lbs. or 96.6 percent), Jennie-O Turkey Store turkey frozen burgers (up 213,000 lbs. or 9.5 percent), and the Jennie-O Turkey Store retail tray pack line (up 349,000 lbs. or 2.3 percent).

In the deli division, growth continued for the Jennie-O Turkey Store rotisserie category, up 827,000 lbs. or 30.0 percent compared to the prior year first quarter.  This category is providing an additional value added outlet for hen production versus a commodity whole bird in a bag.  Growth was also noted on deli premium products, including Jennie-O Turkey Store premium seasoned turkey breast (up 213,000 lbs. or 18.1 percent), and the Jennie-O Turkey Store Grand Champion line (up 569,000 lbs. or 16.2 percent).

As we move into the second quarter, breast meat and whole bird pricing have decreased to off-season lower levels, and are expected to weaken during the second half of fiscal 2006 as compared to the prior year.  Industry wide high egg sets and poult placements are starting to raise concern for second half pricing of commodity meats and whole birds.  Due to these factors, combined with continued higher levels of freight expenses, the Company does not anticipate that JOTS will maintain current margin and operating profit levels throughout the remainder of fiscal 2006.

Specialty Foods

The Specialty Foods segment includes the Diamond Crystal Brands (DCB), Century Foods International (CFI), and Hormel Specialty Products (HSP) operating units.  This segment consists of the packaging and sales of various sugar and sugar substitute products, salt and pepper products, dessert mixes, gelatin products, and private label canned meats to retail and foodservice customers.  This segment also includes the processing, marketing, and sale of nutritional food products and supplements to hospitals, nursing homes, and other marketers of nutritional products. DCB includes the results of operations for Hormel HealthLabs (consolidated into DCB effective November 1, 2004), and Mark-Lynn, which was acquired in March 2005.

Specialty Foods net sales were up 37.3 percent and sales tonnage volume increased 26.7 percent compared to first quarter 2005.  Segment profit also increased 191.7 percent compared to the prior year.  DCB’s acquisition of Mark-Lynn Foods contributed $15,918 to net sales for the quarter.  Excluding this acquisition, net sales for the segment increased 22.8 percent, driven by canned meat, meat ingredients, savory broths, and cheese ingredients for HSP; core packet sales of sugar substitutes, sugar, liquid portions, cheese, red pepper and sugar canisters for DCB; and nutritional jars and dry manufacturing for CFI.

HSP continued to improve contract packaging business results with the production of eight microcup products sold through an internet weight loss program, and additional product lines are being reviewed.  Key national account volume continued to drive core ingredient sales.  These sales increases offset the loss of retail SPLENDA contract packaging business.  The private label aspartame and saccharin business continues to face sales erosion from the growth of SPLENDA.

Excluding Mark-Lynn tonnage volume, DCB tonnage remained flat compared to the first quarter of fiscal 2005.  The sugar supply tightened as hurricanes and poor sugar beet crops affected availability.  Price increases on all items were implemented due to the tight supply.  These increases helped improve results for the quarter.

CFI sales grew 66.6 percent compared to the prior year’s first quarter due to increased sales with core nutritional customers.  New marketing strategies and other initiatives are being pursued to add new customers and increase business for the ready-to-drink line.  Negotiations are also continuing with additional established food companies to broaden the customer base and become less dependent on the sports nutrition industry.

All Other

The All Other segment includes the Dan’s Prize and Hormel Foods International (HFI) operating segments.  These businesses produce, market, and sell beef products and manufacture, market, and sell Company products internationally.  This segment also includes various miscellaneous corporate sales.

All Other net sales decreased 17.4 percent for the quarter compared to the comparable fiscal 2005 period.  Despite this decrease, segment profit increased 33.3 percent for the quarter compared to prior year results, driven by the improved profit results for HFI.

Although HFI overall net sales declined for the quarter, operating profit increased 132.3 percent.  The increased operating profit is attributable to higher gross margins on exports of the SPAM family of products due to lower pork raw material costs, the discontinuation of less profitable fresh pork export sales, and improved performance of the Company’s China operations.  The comparisons to fiscal 2005 results are impacted by the reduction in the financial reporting lag on its joint ventures and wholly owned Australian subsidiary to one month.  These entities were previously reported on a two to three month lag, and the adjustment increased tonnage (up 4,900,000 lbs.), net sales (up $5,600), and operating profit (up $242) for the first quarter in fiscal 2005.  Including the effects of the lag reductions, export tonnage decreased 17.7 percent for the first quarter of fiscal 2006 to 22,215,000 lbs.  The largest contributors to the decline were the SPAM family of products (down 16.0 percent) and fresh pork exports (down 14.8 percent), as more picnics were used internally in the first quarter of fiscal 2006.

Dan’s Prize, the Company’s wholly owned marketer and seller of beef products, showed weakened results in the first quarter, with tonnage volume down 802,000 lbs. or 15.2 percent from fiscal year 2005.  The loss of three chain customers accounted for the decline in tonnage, but business has been reestablished with one of the customers in the second quarter.  Operating profit was negatively impacted by being unable to pass raw material price increases on to a large customer.  The Company is attempting to negotiate a different pricing basis agreement to recover some of the additional production costs.

Unallocated Income and Expenses

The Company does not allocate investment income, interest expense, and interest income to its segments when measuring performance.  The Company also retains various other income and unallocated expenses at corporate.  These items are included in the segment table for the purpose of reconciling segment results to earnings before income taxes.

Net interest and investment income was a net expense of $5,348 for the quarter compared to a net expense of $2,169 for the comparable period of 2005.  The expense increase for the first quarter reflects a $2,511 decrease in returns on assets held by the Company’s rabbi trust for supplemental executive retirement plans and deferred income plans, and decreased interest income earned on the Company’s other investments.  Interest expense of $6,232 for the first quarter decreased from $6,774 in the prior year.  The Company anticipates that interest expense will remain at this level in future quarters, and will approximate $25,000 for fiscal 2006.

General corporate expense for the first quarter was $19,765 compared to $7,847 for the comparable period of fiscal 2005.  As mentioned, first quarter results included $9,200 of stock option expense recorded under SFAS 123(R) (Share-Based Payment), primarily due to retirements and expensing of new option grants to retirement eligible individuals, and $7,286 for expenses related to partial settlements on non-qualified plans resulting from executive retirements.  Of these amounts, approximately $12,100 is reflected in general corporate expense, driving the overall increase.  Due to the infrequent nature of these items, general corporate expense is expected to decrease during the remaining quarters of fiscal 2006.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions that was disclosed in the Company’s Annual Report on Form 10-K for the year ended October 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Selected financial ratios at the end of the first quarter of fiscal years 2006 and 2005 are as follows:

	End of Quarter
	1st Quarter 2006	1st Quarter 2005
		Restated*
Liquidity Ratios
Current ratio	2.0	2.0
Receivables turnover	19.7	18.2
Days sales in receivables	17.6	20.4
Inventory turnover	8.0	8.1
Days sales in inventory	45.8	48.9

Leverage Ratio
Total debt to equity	21.8%	25.6%

Operating Ratios
Return on equity	17.0%	17.9%
Return on assets	9.8%	9.9%

*Retrospective application of FIFO inventory valuation (see Note A of the Notes to Consolidated Financial Statements)

Cash, cash equivalents, and short-term marketable securities were $130,473 at the end of the first quarter of fiscal year 2006 compared to $145,205 at the end of the comparable fiscal 2005 period.

Cash provided by operating activities was $5,063 in the first quarter of fiscal 2006 compared to $83,476 in the same period of fiscal 2005.  The decrease in cash provided by operating activities is primarily due to changes in working capital items, including $57,000 used to prefund the Company’s Voluntary Employee Benefit Account (VEBA) for 2006.  The VEBA is used to fund the Company’s portion of employee benefit expenses during the year, and prefunding is done annually at the Company’s discretion.  Payments in the first quarter of 2006 of $10,074 made on the Company’s Long Term Incentive Plan (LTIP) with respect to the three-year period ended October 30, 2005, also contributed to the decline compared to 2005.  In accordance with plan provisions, LTIP payments are made every three years based on the achievement of performance benchmarks measured against the Company’s peer group. The Company also made payments of $19,806 during the first quarter to settle lump sum payment obligations under non-qualified pension plans triggered by executive retirements.

Cash flow from operating activities provides the Company with its principal source of liquidity.  The Company does not anticipate a significant risk to cash flow from this source in the foreseeable future because we operate in a stable industry and have strong products across several product lines.

Cash used in investing activities decreased to $1,361 from $113,077 in the first quarter of fiscal 2005.  The decrease is largely attributable to cash outflows of $188,243 to purchase Farmer John in December 2004.  Fixed asset expenditures were $25,434 for the first quarter of fiscal 2006 compared to $24,761 in the comparable period of fiscal 2005.  The Company estimates its fiscal 2006 fixed asset expenditures to be approximately $125,000.

Cash used in financing activities was $23,075 in the first quarter of fiscal 2006 compared to $12,075 in the same period of fiscal 2005.  The largest increase in the use of cash for financing activities was in share repurchases.  The Company used $8,441 for common stock repurchases in first quarter of fiscal 2006, compared to $1,229 in the prior year.  During the quarter, the Company repurchased 258,400 shares of its common stock under the repurchase plan approved by the Company’s Board of Directors in October 2002.  For additional information pertaining to the Company’s share repurchase plans or programs, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Cash dividends paid to the Company’s shareholders also continues to be a significant financing activity for the Company.  Dividends paid in the first quarter of 2006 were $17,914 compared to $15,516 in the comparable period of fiscal 2005, reflecting a 7.7 percent increase in the dividend rate over 2005.  The Company has paid dividends for 310 consecutive quarters and expects to continue doing so.

The Company is required, by certain covenants in its debt agreements, to maintain specified levels of financial ratios and balance sheet position.  At the end of the first quarter of fiscal 2006, the Company was in compliance with all of these debt covenants.

Contractual Obligations and Commercial Commitments

There has been no material change in the information regarding the Company’s future contractual financial obligations that was disclosed in the Company’s Annual Report on Form 10-K for the year ended October 30, 2005.

Off-Balance Sheet Arrangements

The Company enters into various agreements guaranteeing specified obligations of affiliated parties.  Currently, the Company provides a standby letter of credit for obligations of an affiliated party that may arise under worker compensation claims.  The Company’s guarantees either terminate in one year or remain in place until such time as the Company revokes the agreement.  Total guarantees provided by the Company, as of January 29, 2006, amounted to $1,940.  These potential obligations are not reflected in the Company’s consolidated statements of financial position.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking” information within the meaning of the federal securities laws.  The “forward-looking” information may include statements concerning the Company’s outlook for the future as well as other statements of beliefs, future plans, strategies, or anticipated events and similar expressions concerning matters that are not historical facts.  “Forward-looking” statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements.  Factors that may affect the operating results of the Company are discussed in Part II, Item 1A of this report on Form 10-Q.

The Private Securities Litigation Reform Act of 1995 (the Reform Act) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information. The Company is filing this cautionary statement in connection with the Reform Act.  When used in the Company’s Annual Report to Stockholders, in filings by the Company with the Securities and Exchange Commission (the Commission), in the Company’s press releases and in oral statements made by the Company’s representatives, the words or phrases “should result,” “believe,” “intend,” “plan,” “are expected to,” “targeted,” “will continue,” “will approximate,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify forward-looking statements within the meaning of the Reform Act.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those anticipated or projected.

In connection with the “safe harbor” provisions of the Reform Act, the Company is identifying risk factors that could affect financial performance and cause the Company’s actual results to differ materially from opinions or statements expressed with respect to future periods.  The discussion of risk factors in Part II, Item 1A of this report on Form 10-Q contains certain cautionary statements regarding the Company’s business, which should be considered by investors and others.  Such risk factors should be considered in conjunction with any discussions of operations or results by the Company or its representatives, including any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors, or other communications by the Company.

In making these statements, the Company is not undertaking, and specifically declines to undertake, any obligation to address or update each or any factor in future filings or communications regarding the Company’s business or results, and is not undertaking to address how any of these factors may have caused changes to discussions or information contained in previous filings or communications. Though the Company has attempted to list comprehensively these important cautionary risk factors, the Company wishes to caution investors and others that other factors may in the future prove to be important in affecting the Company’s business or results of operations.

The Company cautions readers not to place undue reliance on forward-looking statements, which represent current views as of the date made.  Forward-looking statements are inherently at risk to any changes in the national and worldwide economic environment, which could include, among other things, economic conditions, political developments, currency exchange rates, interest and inflation rates, accounting standards, taxes, and laws and regulations affecting the Company and its markets.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

(In Thousands of Dollars)

Hog Markets.  The Company’s earnings are affected by fluctuations in the live hog market.  To minimize the impact on earnings, and to ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 15 years.  Contract formulas are based on hog production costs, hog futures, hog primal values, or industry reported hog markets.  Purchased hogs under contract accounted for 75 percent and 63 percent of the total hogs purchased by the Company through the first three months of fiscal 2006 and 2005, respectively.  The Company has been actively converting to market-based formulas, in order to better match input costs with customer pricing.  Therefore, a hypothetical 10 percent change in the cash market would have had an immaterial effect on the Company’s results of operations.

Certain procurement contracts allow for future hog deliveries (firm commitments) to be forward priced.  The Company generally hedges these firm commitments by purchasing hog futures contracts.  These futures contracts are designated and accounted for as fair value hedges.  The change in the market value of such futures contracts has historically been, and is expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Changes in the fair value of the futures contracts, along with the gain or loss on the firm commitment, are marked-to-market through earnings and are recorded on the statement of financial position as a current asset and liability, respectively.  The fair value of the Company’s open futures contracts as of January 29, 2006, was $1,116.

The Company measures its market risk exposure on its January 29, 2006, hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in market prices.  A 10 percent increase in market prices would have negatively impacted the fair value of the Company’s January 29, 2006, open contracts by $2,525, which in turn would have lowered the Company’s cost of purchased hogs by a similar amount.

Turkey Markets.  The Company raises or contracts for live turkeys.  Production costs in raising turkeys are subject primarily to fluctuations in feed grain prices, and to a lesser extent, fuel costs.  To reduce the Company’s exposure to changes in grain prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future direct grain purchases.  This program utilizes corn and soybean meal futures, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value of $2,037, before tax, on the statement of financial position as of January 29, 2006.

The Company measures its market risk exposure on its grain futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain.  A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s January 29, 2006, open grain contracts by ($4,935), which in turn would have lowered the Company’s cost on purchased grain by a similar amount.

Long-Term Debt.  A principal market risk affecting the Company is the exposure to changes in interest rates on the Company’s fixed-rate, long-term debt.  Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $9,180.  The fair values of the Company’s long-term debt were estimated using discounted future cash flows based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

International.  While the Company does have international operations and operates in international markets, it considers its market risk in such activities to be immaterial.

Item 4.  Controls and Procedures

(a)                Disclosure Controls and Procedures.

As of the end of the period covered by this report (the Evaluation Date), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended [the Exchange Act]).  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information the Company is required to disclose in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission  rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)               Internal Controls.  During the first quarter of fiscal year 2006, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is a party to various legal proceedings related to the on-going operation of its business.  The resolution of any currently known matters is not expected to have a material effect on the Company’s financial condition, results of operations, or liquidity.

Item 1A.  Risk Factors

Fluctuations in commodity prices of pork, poultry and feed ingredients could harm the Company’s earnings.

The Company’s results of operations and financial condition are largely dependent upon the cost and supply of pork, poultry and feed grain as well as the selling prices for many of our products, which are determined by constantly changing market forces of supply and demand over which we have limited or no control.

The live pork industry has recently evolved to very large, vertically integrated, year-round confinement operations operating under long-term supply agreements.  This has resulted in fewer hogs being available on the cash spot market.  The decrease in the supply of live hogs on the cash spot market could severely diminish the utilization of slaughter facilities and increase the cost of the raw materials they produce.  The Company uses long-term supply contracts to ensure a stable supply of raw materials while minimizing extreme fluctuations in costs over the long-term.  This may result, in the short term, in costs for live hogs that are higher than the cash spot market depending on the relationship of the cash spot market to contract prices, and these higher costs could adversely affect our short-term financial results.

Jennie-O Turkey Store contracts with turkey growers to supplement the turkeys it raises to meet its raw material requirements for whole birds and processed turkey products.  Jennie-O Turkey Store results are affected by the cost and supply of feed grains, which fluctuate due to climate conditions, production forecasts and supply and demand conditions at local, regional, national and worldwide levels.  The Company attempts to manage some of its short-term exposure to fluctuations in feed prices by purchasing futures contracts.

Outbreaks of disease among livestock and turkey flocks could harm the Company’s revenues and operating margins.

The Company is subject to risks associated with the outbreak of disease in pork and beef livestock, and turkey flocks, including Bovine Spongiform Encephalopathy (BSE), pneumo-virus, and Avian Influenza (AI).  The outbreak of disease could adversely affect the Company’s supply of raw materials, increase the cost of production, and reduce operating margins.  Additionally, the outbreak of disease may hinder the Company’s ability to market and sell products both domestically and internationally.

Market demand for the Company’s products may fluctuate due to competition from other producers.

The Company faces competition from producers of other meats and protein sources, especially beef, chicken and fish.  The bases on which the Company competes include:

•                  price;

•                  product quality;

•                  brand identification;

•                  breadth of product line; and

•                  customer service.

Demand for the Company’s products also is affected by competitors’ promotional spending and the effectiveness of the Company’s advertising and marketing programs.  The Company may be unable to compete successfully on any or all of these bases in the future.

The Company’s operations are subject to the general risks of the food industry.

The food products manufacturing industry is subject to the risks posed by:

•                  food spoilage or food contamination;

•                  evolving consumer preferences and nutritional and health-related concerns;

•                  federal, state, and local food processing controls;

•                  consumer product liability claims;

•                  product tampering; and

•                  the possible unavailability and/or expense of liability insurance.

If one or more of these risks were to materialize, the Company’s revenues could decrease, costs of doing business could increase, and the Company’s operating results could be adversely affected.

Deterioration of economic conditions could harm the Company’s business.

The Company’s business may be adversely affected by changes in national or global economic conditions, including inflation, interest rates, availability of capital markets, consumer spending rates, energy availability and costs (including fuel surcharges), and the effects of governmental initiatives to manage economic conditions.  If a high pathogenic H5N1 strain of avian influenza developed in the United States, it may negatively impact the national economy and/or the demand for poultry products, and the Company’s financial results could suffer.

The Company’s operations are subject to the general risks associated with acquisitions.

The Company has made several acquisitions in recent years and regularly reviews opportunities for strategic growth through acquisitions.  The success of these recent acquisitions and any future acquisitions by the Company will depend substantially on its ability to integrate the acquired operations successfully with existing operations.  If the Company is unable to integrate new operations successfully, financial results and business reputation could suffer.  Additional risks associated with acquisitions are the diversion of management’s attention from other business concerns, the potential loss of key employees and customers of the acquired companies, the possible assumption of unknown liabilities, potential disputes with the sellers, and the inherent risks in entering markets or lines of business in which the Company has limited or no prior experience.  In addition, acquisitions outside the U.S. may present unique challenges and increase the Company’s exposure to the risks associated with foreign operations.

The Company’s operations are subject to the general risks of litigation.

The Company is involved on an ongoing basis in litigation arising in the ordinary course of business. Trends in litigation may include class actions involving consumers, shareholders or injured persons, and claims relating to labor, employment or environmental matters.  Litigation trends and the outcome of litigation cannot be predicted with certainty and adverse litigation trends and outcomes could adversely affect the Company’s financial results.

Government regulation, present and future, exposes the Company to potential sanctions and compliance costs that could adversely affect the Company’s business.

The Company’s operations are subject to extensive regulation by the U.S. Department of Agriculture, the U.S. Food and Drug Administration and other state and local authorities that oversee food safety standards and the processing, packaging, storage, distribution, advertising and labeling of the Company’s products.  The Company’s manufacturing facilities and products are subject to constant inspection by federal, state and local authorities.  Claims or enforcement proceedings could be brought against the Company in the future.  Additionally, the Company is subject to new or modified laws, regulations, and accounting standards.  The Company’s failure or inability to comply with such requirements could subject the Company to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions.

The Company is subject to stringent environmental regulation and potentially subject to environmental litigation, proceedings and investigations.

The Company’s past and present business operations and ownership and operation of real property are subject to extensive and increasingly stringent federal, state, and local environmental laws and regulations pertaining to the discharge of materials into the environment and the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to protection of the environment.  Compliance with these laws and regulations, and the ability to comply with any modifications to these laws and regulations, is material to the Company’s business.  New matters or sites may be identified in the future that will require additional investigation, assessment, or expenditures.  In addition, some of the Company’s facilities have been in operation for many years and, over time, the Company and other prior operators of these facilities may have generated and disposed of wastes that now may be considered hazardous.  Future discovery of contamination of property underlying or in the vicinity of the Company’s present or former properties or manufacturing facilities and/or waste disposal sites could require the Company to incur additional expenses.  The occurrence of any of these events, the implementation of new laws and regulations, or stricter interpretation of existing laws or regulations, could adversely affect the Company’s financial results.

The Company’s foreign operations pose additional risks to the Company’s business.

The Company operates its business and markets its products internationally.  The Company’s foreign operations are subject to the risks described above, as well as risks related to fluctuations in currency values, foreign currency exchange controls, compliance with foreign laws, and other economic or political uncertainties.  International sales are subject to risks related to general economic conditions, imposition of tariffs, quotas, trade barriers and other restrictions, enforcement of remedies in foreign jurisdictions and compliance with applicable foreign laws, and other economic and political uncertainties.  All of these risks could result in increased costs or decreased revenues, which could adversely affect the Company’s financial results.

Deterioration of labor relations or increases in labor costs could harm the Company’s business.

The Company has approximately 17,600 employees, of which approximately 5,670 are represented by labor unions, principally the United Food and Commercial Workers’ Union.  A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities that results in work slowdowns or stoppages could harm the Company’s financial results.  Union contracts at the Company’s Rochelle, Illinois and Stockton, California plants will expire during fiscal 2006, covering 533 and 92 employees, respectively.  The Rochelle plant is currently under contract extension, and negotiations are on-going.  Negotiations at Stockton will begin this summer.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the First Quarter of Fiscal 2006

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[2]
October 31, 2005 – December 4, 2005	45,000	$ 32.84	45,000	7,580,336
December 5, 2005 – January 1, 2006	213,420	32.63	213,400	7,366,936
January 2, 2006 – January 29, 2006	-	-	-	7,366,936
Total	258,420	$ 32.67	258,400

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

Item 4.  Submission of Matters to a Vote of Security Holders

The Company conducted its annual shareholders’ meeting on January 31, 2006.

At the annual meeting, 124,389,400 shares were represented (90.1 percent of the 138,009,582 shares outstanding and entitled to vote).  Four items were considered at the meeting and the results of the voting were as follows:

1.  Election of Directors:  The nominees in the proxy statement were: John W. Allen, John R. Block, Jeffrey M. Ettinger, E. Peter Gillette, Jr., Luella G. Goldberg, Joel W. Johnson, Susan I. Marvin, Michael J. McCoy, John L. Morrison, Dakota A. Pippins, Gary J. Ray, John G. Turner, and Robert R. Waller, M.D.  The results were as follows:

Election of Directors	For	Withheld
John W. Allen	123,524,094	865,306
John R. Block	123,860,009	529,391
Jeffrey M. Ettinger	123,576,214	813,186
E. Peter Gillette, Jr.	123,919,847	469,553
Luella G. Goldberg	123,434,205	955,195
Joel W. Johnson	123,420,059	969,341
Susan I. Marvin	123,915,989	473,411
Michael J. McCoy	121,764,781	2,624,619
John L. Morrison	123,945,806	443,594
Dakota A. Pippins	123,872,995	516,405
Gary J. Ray	123,467,684	921,716
John G. Turner	123,939,334	450,066
Robert R. Waller, M.D.	123,507,663	881,737

2.  Proposal to ratify the appointment of Ernst & Young LLP as the Independent Auditors of the Corporation:

For:	123,495,716
Against:	800,236
Abstain:	93,448

3.  Proposal to amend the Hormel Foods Corporation 2000 Stock Incentive Plan:

For:	88,255,690
Against:	24,981,805
Abstain:	378,394
Broker Nonvote:	10,773,511

4.  Shareholder proposal requesting the Company to issue a feasibility report to stockholders by July 2006:

For:	4,210,565
Against:	106,043,037
Abstain:	3,362,287
Broker Nonvote:	10,773,511

Item 6.  Exhibits

18.1         Preferability Letter Regarding Change in Accounting Principle

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

HORMEL FOODS CORPORATION

(Registrant)

Date: March 10, 2006	By	/s/ MICHAEL J. McCOY
MICHAEL J. McCOY
Executive Vice President
and Chief Financial Officer

Date: March 10, 2006	By	/s/ JODY H. FERAGEN
JODY H. FERAGEN
Vice President and Treasurer