Form 10-Q
period 2006-04-30
HORMEL FOODS CORP /DE/
filed 2006-06-09
CIK 48465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended April 30, 2006	Commission File Number 1-2402

HORMEL FOODS CORPORATION

Incorporated Under the Laws of the State of Delaware	Fein #41-0319970

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

Large accelerated filer  X  Accelerated filer      Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class

Outstanding at April 30, 2006

Common Stock	$.0586 par value 137,848,537
Common Stock Non-Voting	$.01 par value -0-

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In Thousands of Dollars)

	April 30,	October 30,
	2006	2005
	(Unaudited)	Restated*
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$120,641	$131,046
Short-term marketable securities	0	38,500
Accounts receivable	275,634	301,001
Inventories	580,695	534,572
Deferred income taxes	38,695	39,428
Prepaid expenses and other current assets	47,693	20,691
TOTAL CURRENT ASSETS	1,063,358	1,065,238

DEFERRED INCOME TAXES	6,078	1,253

GOODWILL	563,282	502,107

OTHER INTANGIBLES	134,630	139,579

NET PENSION ASSETS	33,268	30,676

INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	76,059	68,027

OTHER ASSETS	161,730	162,004

PROPERTY, PLANT AND EQUIPMENT
Land	46,029	45,758
Buildings	557,678	551,567
Equipment	1,096,195	1,059,328
Construction in progress	85,779	66,326
	1,785,681	1,722,979
Less allowance for depreciation	(892,467)	(845,303)
	893,214	877,676

TOTAL ASSETS	$2,931,619	$2,846,560

* Retrospective application of FIFO inventory valuation (see Note A)

See notes to consolidated financial statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(In Thousands of Dollars)

	April 30,	October 30,
	2006	2005
	(Unaudited)	Restated*
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$220,947	$255,144
Notes payable/short-term debt	35,000	0
Accrued expenses	29,562	26,270
Accrued workers compensation	32,478	27,619
Accrued marketing expenses	74,965	68,640
Employee compensation	81,249	114,518
Taxes, other than federal income taxes	6,238	11,993
Dividends payable	19,360	17,950
Federal income taxes	52,972	49,963
Current maturities of long-term debt	11,077	11,075
TOTAL CURRENT LIABILITIES	563,848	583,172

LONG-TERM DEBT—less current maturities	350,091	350,430

ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION	263,896	263,663

OTHER LONG-TERM LIABILITIES	51,310	50,565

SHAREHOLDERS’ INVESTMENT
Preferred stock, par value $.01 a share—authorized 80,000,000 shares; issued—none
Common stock, non-voting, par value $.01 a share—authorized 200,000,000 shares; issued—none
Common stock, par value $.0586 a share—authorized 400,000,000 shares;
issued 137,848,557 shares April 30, 2006
issued 137,843,090 shares October 30, 2005	8,078	8,078
Additional paid-in capital	9,371	3,260
Accumulated other comprehensive loss	(25,248)	(24,923)
Retained earnings	1,710,274	1,612,315
	1,702,475	1,598,730
Shares held in treasury- 20 shares April 30, 2006	(1)	0
TOTAL SHAREHOLDERS’ INVESTMENT	1,702,474	1,598,730

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$2,931,619	$2,846,560

* Retrospective application of FIFO inventory valuation (see Note A)

See notes to consolidated financial statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

 (In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	April 30, 2006	May 1, 2005	April 30, 2006	May 1, 2005
		Restated*		Restated*

Net sales	$1,365,345	$1,309,637	$2,781,278	$2,581,068
Cost of products sold	1,033,866	1,006,691	2,096,804	1,966,054
GROSS PROFIT	331,479	302,946	684,474	615,014

Expenses:
Selling and delivery	187,474	167,674	379,499	337,191
Administrative and general	40,314	41,236	98,034	81,858
TOTAL EXPENSES	227,788	208,910	477,533	419,049

Equity in earnings of affiliates	1,302	1,000	3,700	3,927
OPERATING INCOME	104,993	95,036	210,641	199,892

Other income and expense:
Interest and investment income	3,009	886	3,893	5,491
Interest expense	(6,404)	(6,706)	(12,636)	(13,480)
EARNINGS BEFORE INCOME TAXES	101,598	89,216	201,898	191,903
Provision for income taxes	34,290	33,238	65,314	71,292

NET EARNINGS	$67,308	$55,978	$136,584	$120,611

NET EARNINGS PER SHARE:
BASIC	$0.49	$0.40	$0.99	$0.87
DILUTED	$0.48	$0.40	$0.98	$0.86

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	137,906	138,330	137,902	138,183
DILUTED	139,559	139,862	139,502	139,744

DIVIDENDS DECLARED PER SHARE:	$0.14	$0.13	$0.28	$0.26

* Retrospective application of FIFO inventory valuation (see Note A)

See notes to consolidated financial statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (In Thousands of Dollars)

(Unaudited)

	Six Months Ended
	April 30, 2006	May 1, 2005
		Restated*
OPERATING ACTIVITIES
Net earnings	$136,584	$120,611
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	54,746	51,506
Amortization of intangibles	4,957	4,223
Equity in earnings of affiliates	(3,241)	(3,869)
Provision for deferred income taxes	(2,960)	(13,920)
Loss on property/equipment sales and plant facilities	186	163
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	28,396	17,296
Increase in inventories, prepaid expenses, and other current assets	(67,655)	(32,339)
(Increase) Decrease in net pension assets	(2,592)	8,206
Decrease in accounts payable and accrued expenses	(59,870)	(25,991)
Other	13,737	3,433
NET CASH PROVIDED BY OPERATING ACTIVITIES	102,288	129,319

INVESTING ACTIVITIES
Sale of available-for-sale securities	145,125	185,800
Purchase of available-for-sale securities	(106,625)	(76,800)
Acquisitions of businesses/intangibles	(74,777)	(330,416)
Purchases of property/equipment	(63,646)	(49,935)
Proceeds from sales of property/equipment	2,201	1,036
Increase in investments, equity in affiliates, and other assets	(1,573)	(3,303)
NET CASH USED IN INVESTING ACTIVITIES	(99,295)	(273,618)

FINANCING ACTIVITIES
Proceeds from short-term debt	40,000	90,000
Principal payments on short-term debt	(5,000)	0
Principal payments on long-term debt	(337)	(319)
Dividends paid on common stock	(37,215)	(33,480)
Share repurchases	(12,723)	(6,116)
Other	1,877	6,488
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(13,398)	56,573

DECREASE IN CASH AND CASH EQUIVALENTS	(10,405)	(87,726)
Cash and cash equivalents at beginning of year	131,046	179,881

CASH AND CASH EQUIVALENTS AT END OF QUARTER	$120,641	$92,155

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

Change in Accounting Principle

In the first quarter of fiscal 2006, the Company changed its method of accounting for the materials portion of turkey products and substantially all inventoriable expenses, packages, and supplies (in total approximately 23.0 percent of total gross inventory at the end of fiscal 2005) that had previously been accounted for utilizing the Last-In First-Out (LIFO) method to the First-In First-Out (FIFO) method. As a result, all inventories are now stated at the lower of cost, determined on a FIFO basis, or market. The change is preferable because it provides a more meaningful presentation of the Company’s financial position as it values inventory in a manner which more closely approximates current cost; it provides a consistent and uniform costing method across the Company’s operations; FIFO inventory values better represent the underlying commercial substance of selling the oldest products first; it is the prevalent method used by other entities within the Company’s industry; and it enhances the comparability of the financial statements with those of our industry peers. As required by U.S. generally accepted accounting principles, the change has been reflected in the consolidated statements of financial position, consolidated statements of operations, and consolidated statements of cash flows through retrospective application of the FIFO method. Inventories as of the beginning of fiscal 2006 were increased by the LIFO reserve ($38,594), the net current deferred tax assets were decreased by the tax effect of the change ($14,440) and shareholder’s investment was increased by the after-tax effect ($24,154). Previously reported net earnings for fiscal years 2005, 2004, and 2003 were increased by $1,144, $1,887, and $624, respectively. For the second quarter and six months ending May 1, 2005, net earnings were increased by $159 and $318, respectively, with no impact on earnings per share.

Income Taxes

The effective tax rate for the second quarter and first six months of fiscal 2006 was 33.8 and 32.4 percent compared to 37.3 and 37.2 percent for the comparable periods of fiscal 2005. The decrease in the rates compared to fiscal 2005 reflects the benefits from a domestic manufacturing activities tax credit that was effective for the Company beginning in fiscal 2006. The second quarter effective rate for fiscal 2006 was further reduced by a discrete item related to the benefit received from a prior year audit settlement. The lower six month effective rate for fiscal 2006 also reflects a discrete item recorded in the first quarter for the tax benefit related to a Medicare subsidy created under the provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

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

Pro forma amounts as if the Company had used the fair value method in accounting for all employee stock-based compensation in fiscal year 2005 are as follows:

	Three Months Ended	Six Months Ended
	May 1, 2005	May 1, 2005
	Restated*	Restated*
Net earnings, as reported	$55,978	$120,611
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	1,196	2,098
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,533)	(2,816)

Pro forma net earnings	$55,641	$119,893

Earnings per share:
Basic—as reported	$0.40	$0.87
Basic—pro forma	$0.40	$0.87

Diluted—as reported	$0.40	$0.86
Diluted—pro forma	$0.40	$0.86

* Retrospective application of FIFO inventory valuation (see Note A)

Guarantees

The Company enters into various agreements guaranteeing specified obligations of affiliated parties. Currently, the Company provides a standby letter of credit for obligations of an affiliated party that may arise under worker compensation claims. The Company’s guarantees either terminate in one year or remain in place until such time as the Company revokes the agreement. Total guarantees provided by the Company, as of April 30, 2006, amounted to $1,940. These potential obligations are not reflected in the Company’s consolidated statements of financial position.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3.” The pronouncement requires that all voluntary changes in accounting principle be reported by retrospectively applying the principle to all prior periods that are presented in the financial statements. The statement is effective for fiscal years beginning after December 15, 2005, with early adoption permitted for changes made after issuance of the statement. During the first quarter of fiscal 2006, the Company early adopted the provisions of SFAS No. 154, and reported a change in accounting principle for certain inventory items through the required retrospective application. See discussion of the impact on the Company’s financial statements in Note A above under “Change in Accounting Principle.”

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The statement requires that entities measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, as calculated using an accepted valuation model. In addition, the statement rescinds the use of the prospective transition model for expensing employee stock options, and accelerates expensing of new option grants for retirement eligible individuals. The impact of adopting this statement is discussed in Note C.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4.” The statement requires that idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as a current-period charge to earnings. Previous guidance mandated that these costs be charged to earnings on a current basis only under certain circumstances. The statement is effective for annual periods beginning after June 15, 2005, and adoption did not have a material impact on the Company’s results of operations or financial position.

NOTE B                                                ACQUISITIONS

On March 31, 2006, the Company completed the acquisition of Valley Fresh, Inc. (Valley Fresh) for the preliminary purchase price of $76.4 million in cash, including related costs. Valley Fresh has the leading market share in the canned ready-to-eat chicken category and distributes more than 50 convenient precooked chicken products on a national basis, primarily under the Valley Fresh brand. Valley Fresh was a privately held company and employs approximately 265 employees at its 90,000-square-foot manufacturing facility in Turlock, California. Valley Fresh products are expected to further strengthen the portfolio within the Company’s Grocery Products segment.

Operating results for Valley Fresh are included in the Company’s Consolidated Statement of Operations from the date of acquisition. Pro forma results of operations are not presented, as the effects of the acquisition are not material to the consolidated Company.

NOTE C                                                STOCK-BASED COMPENSATION

The Company has stock incentive plans for employees and non-employee directors, including stock options and nonvested shares. The Company’s policy is to grant options with the exercise price equal to the market price of the common stock on the date of grant. Options vest over periods ranging from six months to four years and expire ten years after the date of the grant. The Company recognizes stock-based compensation expense ratably over the shorter of the requisite service period or vesting period. The fair value of options granted to retirement eligible individuals is expensed at the time of grant.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	April 30, 2006	May 1, 2005	April 30, 2006	May 1, 2005
Risk-Free Interest Rate	4.6%	4.1%	4.5%	4.1%
Dividend Yield	1.7%	1.7%	1.7%	1.7%
Stock Price Volatility	21.0%	22.0%	21.0%	22.0%
Expected Option Life	8 years	8 years	8 years	8 years

As part of the valuation process, the Company reassesses the appropriateness of the inputs into the Black-Scholes model used for option valuation. The Company establishes the risk-free interest rate using stripped U.S. Treasury yields as of the grant date where the remaining term is approximately the expected life of the option. The dividend yield is set based on the dividend rate approved by the Company’s Board of Directors and the stock price on the grant date. The expected volatility assumption is set based primarily on historical volatility. As a reasonableness test, implied volatility from exchange traded options is also examined to validate the volatility range obtained from the historical analysis. The expected life assumption is set based on an analysis of past exercise behavior by option holders. In performing the option valuations, the Company has not stratified option holders as exercise behavior has historically been consistent across all employee groups.

A reconciliation of the number of options outstanding and exercisable as of April 30, 2006, and changes during the six months then ended, is as follows:

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at 10/30/05	8,381	$22.75
Granted	1,229	32.77
Exercised	(495)	14.42
Outstanding at 4/30/06	9,115	$24.56	6.3 years	$82,077
Exercisable at 4/30/06	5,865	$21.65	5.1 years	$69,869

The weighted-average grant-date fair value of options granted during the first six months of 2006 was $9.25 and the total intrinsic value of options exercised during the same period was $9,796.

The Company’s nonvested shares vest after five years or upon retirement. A reconciliation of the nonvested shares as of April 30, 2006, and changes during the first six months of 2006 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at 10/30/05	134	$28.88
Granted	76	33.35
Vested	(102)	29.06
Nonvested at 4/30/06	108	$31.86

During the second quarter and six months ended April 30, 2006, the total stock-based compensation expense for all compensation related to share-based plans was $2,387 and $14,497, respectively, which includes $9,200 of stock option expense recorded under SFAS 123(R) (Share-Based Payment), primarily due to executive retirements and expensing of new option grants to retirement eligible individuals in the first quarter. The total income tax benefit recognized in net income related to this expense was $895 and $5,435 for the quarter and six months ended April 30, 2006, respectively. In the quarter and six months ended May 1, 2005, the Company recognized stock-based compensation expense of $2,407 and $4,433, respectively, with related income tax benefits of $936 and $1,724, respectively. At April 30, 2006, there was $14,601 of total unrecognized compensation cost from stock-based compensation arrangements granted under the plans, which is related to nonvested option awards. This compensation is expected to be recognized over a weighted-average period of approximately 2.8 years. During the quarter and six months ended April 30, 2006, cash received from stock option exercises was $662 and $2,226, respectively, and the total tax benefit to be realized for tax deductions from these option exercises was $671 and $4,886, respectively.

Shares issued for option exercises may be either authorized but unissued shares, or shares of treasury stock acquired in the open market or otherwise. Nonvested shares issued are shares of treasury stock.

NOTE D                                                GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three and six month periods ended April 30, 2006, are presented in the tables below. Goodwill acquired during the quarter relates to the acquisition of Valley Fresh, while the purchase adjustments relate to finalizing the purchase accounting for the acquisition of Mark-Lynn Foods Inc. (Mark-Lynn).

	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	Other	Total
Balance as of January 29, 2006	$79,444	$25,880	$203,214	$191,303	$2,352	$502,193
Goodwill acquired	61,311	0	0	0	0	61,311
Purchase adjustments	0	0	0	(222)	0	(222)
Balance as of April 30, 2006	$140,755	$25,880	$203,214	$191,081	$2,352	$563,282

	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	Other	Total
Balance as of October 30, 2005	$79,421	$25,880	$203,214	$191,240	$2,352	$502,107
Goodwill acquired	61,334	0	0	0	0	61,334
Purchase adjustments	0	0	0	(159)	0	(159)
Balance as of April 30, 2006	$140,755	$25,880	$203,214	$191,081	$2,352	$563,282

The gross carrying amount and accumulated amortization for definite-lived intangible assets are presented below.

	April 30, 2006		October 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Formulas & recipes	$20,075	$(7,668)	$20,075	$(6,402)
Non-compete covenants	15,320	(9,136)	15,320	(7,532)
Customer lists/relationships	12,260	(2,613)	12,260	(2,004)
Proprietary software & technology	10,920	(2,716)	10,920	(2,106)
Distribution network	3,700	(1,118)	3,700	(933)
Purchase & supply agreements	2,460	(1,698)	3,090	(1,914)
Other intangibles	3,352	(2,241)	3,352	(1,972)
Total	$68,087	$(27,190)	$68,717	$(22,863)

Amortization expense was $2,465 and $4,957 for the three and six months ended April 30, 2006, respectively, compared to $2,200 and $4,223 for the three and six months ended May 1, 2005. Estimated annual amortization expense for the five fiscal years after October 30, 2005, is as follows:

2006	$9,641
2007	8,896
2008	5,968
2009	4,306
2010	3,484

The carrying amounts for indefinite-lived intangible assets are presented in the table below.

	April 30, 2006	October 30, 2005
Brands/tradenames/trademarks	$85,749	$85,741
Other intangibles	7,984	7,984
Total	$93,733	$93,725

NOTE E                                                  SHIPPING AND HANDLING COSTS

Shipping and handling costs are recorded as selling and delivery expenses. Shipping and handling costs were $98,794 and $199,686 for the three and six months ended April 30, 2006, respectively, compared to $85,175 and $168,578 for the three and six months ended May 1, 2005.

NOTE F                                                  EARNINGS PER SHARE DATA

The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	April 30, 2006	May 1, 2005	April 30, 2006	May 1, 2005
Basic weighted-average shares outstanding	137,906	138,330	137,902	138,183

Net effect of dilutive stock options	1,653	1,532	1,600	1,561

Diluted weighted-average shares outstanding	139,559	139,862	139,502	139,744

NOTE G                                                COMPREHENSIVE INCOME

Components of comprehensive income, net of taxes, are:

	Three Months Ended		Six Months Ended
	April 30, 2006	May 1, 2005	April 30, 2006	May 1, 2005
		Restated*		Restated*
Net earnings	$67,308	$55,978	$136,584	$120,611
Other comprehensive (loss) income:
Deferred (loss) gain on hedging	(1,169)	2,441	(1,983)	913
Reclassification adjustment into net earnings	323	654	(1,240)	2,262
Foreign currency translation	1,219	792	2,898	1,004
Other comprehensive income (loss)	373	3,887	(325)	4,179
Total comprehensive income	$67,681	$59,865	$136,259	$124,790

* Retrospective application of FIFO inventory valuation (see Note A)

NOTE H                                                INVENTORIES

Principal components of inventories are:

	April 30, 2006	October 30, 2005
		Restated*

Finished products	$311,887	$284,341
Raw materials and work-in-process	156,281	147,968
Materials and supplies	112,527	102,263

Total	$580,695	$534,572

* Retrospective application of FIFO inventory valuation (see Note A)

NOTE I                                                   DERIVATIVES AND HEDGING

The Company uses hedging programs to manage price risk associated with commodity purchases and foreign currency transactions. These programs utilize futures contracts and swaps to manage the Company’s exposure to price fluctuations in the commodities markets and fluctuations in foreign currencies.

Cash Flow Hedge: The Company from time to time utilizes corn and soybean meal futures to offset the price fluctuation in the Company’s future direct grain purchases. The Company has also entered into various NYMEX-based swaps to hedge the purchase of natural gas at certain plant locations. The financial instruments are designated and accounted for as cash flow hedges, and the Company measures the effectiveness of the hedges on a regular basis. The Company has determined its hedges to be highly effective. In the second quarter of fiscal 2005 and 2006, the Company recorded an immaterial amount of ineffectiveness to earnings. Effective gains or losses related to these cash flow hedges are reported as other comprehensive income (loss) and reclassified into earnings, through cost of products sold (commodity positions) in the period or periods in which the hedged transactions affect earnings. The Company typically does not hedge its grain exposure beyond 12 months and its natural gas exposure beyond 36 months.

As of April 30, 2006, the Company has included in “Accumulated other comprehensive loss,” hedging gains of $1,096 (net of tax) relating to its positions. The Company expects to recognize the majority of these gains over the next 12 months. Losses of $529 and gains of $1,979, before tax, were reclassified into earnings in the three and six months ended April 30, 2006, respectively, compared to losses of $1,050 and $3,637 in the same periods of fiscal 2005.

Fair Value Hedge: The Company utilizes futures to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers. The intent of the program is to make the forward priced commodities cost nearly the same as cash market purchases at the date of delivery.

The futures contracts are designated and accounted for as fair value hedges, and the Company measures the effectiveness of the hedges on a regular basis. The Company has determined its hedge programs to be highly effective. In the second quarter of fiscal 2005 and 2006, the Company recorded an immaterial amount of ineffectiveness to earnings. Changes in the fair value of the futures contracts, along with the gain or loss on the hedged purchase commitment, are marked-to-market through earnings and are recorded on the statement of financial position as a current asset and liability, respectively. Gains or losses related to these fair value hedges are recognized through costs of products sold in the period or periods in which the hedged transactions affect earnings.

As of April 30, 2006, the fair value of the Company’s open futures contracts included on the statement of financial position was $(1,991). Gains on closed futures contracts in the amount of $892 and $2,285, before tax, were recognized in earnings during the three and six months ended April 30, 2006, respectively, compared to gains of $445 and $1,429 in the same periods of fiscal 2005.

NOTE J                                                  PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Net periodic benefit cost for pension and other postretirement benefit plans consists of the following:

	Pension Benefits
	Three Months Ended		Six Months Ended
	April 30, 2006	May 1, 2005	April 30, 2006	May 1, 2005
Service cost	$5,366	$4,580	$10,995	$9,160
Interest cost	10,063	9,956	20,212	19,913
Expected return on plan assets	(12,791)	(11,937)	(25,583)	(23,875)
Amortization of prior service cost	228	228	456	455
Recognized actuarial loss	2,359	2,641	4,878	5,282
Settlement charge	0	0	7,286	0

Net periodic cost	$5,225	$5,468	$18,244	$10,935

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	April 30, 2006	May 1, 2005	April 30, 2006	May 1, 2005
Service cost	$875	$806	$1,750	$1,612
Interest cost	5,408	5,604	10,817	11,208
Amortization of prior service cost	1,414	1,414	2,827	2,827
Recognized actuarial loss	884	960	1,767	1,921

Net periodic cost	$8,581	$8,784	$17,161	$17,568

The $7,286 settlement charge was recognized in the first quarter of fiscal 2006, and represents partial settlements on non-qualified plans resulting from executive retirements. The final settlements of approximately $4,900 will be recognized in the third quarter of fiscal 2006 when the valuation is complete and payouts are finalized.

NOTE K                                                SEGMENT REPORTING

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

The Grocery Products segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market. This segment also includes the results of Valley Fresh, acquired in the second quarter of fiscal 2006, and Arriba Foods, Inc. (Mexican Accent), acquired in the second quarter of fiscal 2005.

The Refrigerated Foods segment includes the Meat Products and Foodservice business units. This segment consists primarily of the processing, marketing, and sale of branded and unbranded pork products for the retail, foodservice, and fresh customer markets. This segment also includes the Precept Foods, LLC operation, which offers fresh, case-ready, branded pork and beef products to its retail customers. Precept Foods, LLC is a 51 percent owned joint venture between Hormel Foods Corporation and Cargill Meat Solutions Corporation (formerly Excel Corporation), a wholly owned subsidiary of Cargill, Incorporated. Clougherty Packing Company (Farmer John), which was acquired in December 2004, is included as an operating segment within Refrigerated Foods, and the Meat Products business unit includes the results of operations for Lloyd’s Barbecue Company (Lloyd’s), which was acquired in April 2005.

The Jennie-O Turkey Store segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for the retail, foodservice, and fresh customer markets.

The Specialty Foods segment includes the Diamond Crystal Brands, Century Foods International, and Hormel Specialty Products operating segments. This segment consists of the packaging and sale of various sugar and sugar substitute products, salt and pepper products, dessert mixes, gelatin products, and private label canned meats to retail and foodservice customers. This segment also includes the processing, marketing, and sale of nutritional food products and supplements to hospitals, nursing homes, and other marketers of nutritional products. Diamond Crystal Brands includes the results of operations for Mark-Lynn, which was acquired in March 2005.

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

	Three Months Ended		Six Months Ended
	April 30, 2006	May 1, 2005	April 30, 2006	May 1, 2005
		Restated*		Restated*
Net Sales to Unaffiliated Customers
Grocery Products	$200,955	$190,636	$404,912	$384,461
Refrigerated Foods	699,905	687,851	1,445,791	1,336,283
Jennie-O Turkey Store	254,607	249,894	521,653	510,976
Specialty Foods	157,016	130,828	308,178	240,920
All Other	52,862	50,428	100,744	108,428
Total	$1,365,345	$1,309,637	$2,781,278	$2,581,068

Intersegment Sales
Grocery Products	$0	$0	$0	$0
Refrigerated Foods	1,784	2,247	3,586	4,567
Jennie-O Turkey Store	19,514	17,668	37,016	33,798
Specialty Foods	76	36	109	66
All Other	20,149	21,039	37,977	41,031
Total	$41,523	$40,990	$78,688	$79,462
Intersegment elimination	(41,523)	(40,990)	(78,688)	(79,462)
Total	$0	$0	$0	$0

Net Sales
Grocery Products	$200,955	$190,636	$404,912	$384,461
Refrigerated Foods	701,689	690,098	1,449,377	1,340,850
Jennie-O Turkey Store	274,121	267,562	558,669	544,774
Specialty Foods	157,092	130,864	308,287	240,986
All Other	73,011	71,467	138,721	149,459
Intersegment elimination	(41,523)	(40,990)	(78,688)	(79,462)
Total	$1,365,345	$1,309,637	$2,781,278	$2,581,068

Segment Operating Profit
Grocery Products	$30,615	$28,490	$63,384	$63,434
Refrigerated Foods	31,967	25,487	68,876	61,353
Jennie-O Turkey Store	26,640	33,531	66,319	67,586
Specialty Foods	12,217	7,897	22,545	11,438
All Other	8,159	4,710	13,887	9,007
Total segment operating profit	$109,598	$100,115	$235,011	$212,818

Net interest and investment income	(3,395)	(5,820)	(8,743)	(7,989)
General corporate expense	(4,605)	(5,079)	(24,370)	(12,926)

Earnings before income taxes	$101,598	$89,216	$201,898	$191,903

* Retrospective application of FIFO inventory valuation (see Note A)

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations (In Thousands of Dollars, Except Per Share Amounts)

CRITICAL ACCOUNTING POLICIES

As discussed in Note A in the Notes to Consolidated Financial Statements in this Form 10-Q, the Company changed its accounting method for certain inventory items from Last-In First-Out (LIFO) to First-In First-Out (FIFO) effective with the first quarter of fiscal 2006. All prior year information has been restated for the retrospective application of this change in accounting principle. The effect on fiscal 2005 second quarter and six month net earnings was $159 and $318, respectively, with no impact on earnings per share.

There have been no other material changes in the Company’s Critical Accounting Policies, as disclosed in its Annual Report on Form 10-K for the year ended October 30, 2005.

RESULTS OF OPERATIONS

Overview

The Company is a processor of branded and unbranded food products for the retail, foodservice, and fresh customer markets. It operates in five segments as described in Note K in the Notes to Consolidated Financial Statements in this Form 10-Q.

The Company earned $0.48 per diluted share in the second quarter of fiscal 2006, compared to $0.40 per diluted share in the second quarter of fiscal 2005. Significant factors impacting the quarter were:

•                  The acquisition of Valley Fresh, Inc. (finalized on March 31, 2006) was accretive to the Grocery Products segment, and enhances product offerings in the chunk meats category.

•                  Refrigerated Foods reported strong operating profits, as value added product lines benefited from lower input costs.

•                  Grocery Products improved top and bottom lines results, driven by lower pork input costs and growth in the microwave tray category.

•                  Higher feed and energy costs resulted in lower operating profits for the Jennie-O Turkey Store segment.

•                  Growth in Specialty Foods continued as a result of strong core product sales, and an enhanced product portfolio following the 2005 Mark-Lynn acquisition.

•                  Significantly lower effective tax rate continued to benefit net earnings results.

Consolidated Results

Net earnings for the second quarter of fiscal 2006 increased 20.2 percent to $67,308 compared to $55,978 in the same quarter of 2005. Diluted earnings per share for the quarter increased to $0.48 from $0.40 last year. Net earnings for the first six months of 2006 increased 13.2 percent to $136,584 from $120,611 in 2005. Diluted earnings per share for the same period increased to $0.98 from $0.86 in the prior year.

Year-to-date comparisons are impacted by several transactions that were recorded in the first quarter of fiscal 2006. Pretax earnings for the first quarter included $9,200 ($0.04 after-tax per diluted share) of stock option expense recorded under SFAS 123(R) (Share-Based Payment), primarily due to executive retirements and expensing of new option grants to retirement eligible individuals. Pretax earnings also included $7,286 ($0.03 after-tax per diluted share) for expenses related to partial settlements on non-qualified plans resulting from executive retirements. The first quarter effective tax rate was also lower because of a $3,369 ($0.02 per diluted share) discrete tax benefit related to a Medicare subsidy created under the provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. For the six month period, the combined effect of these items is a reduction in diluted earnings per share of $0.05.

Net sales for the second quarter of fiscal 2006 increased 4.3 percent to $1,365,345 from $1,309,637 in 2005. Tonnage volume increased 4.0 percent to 1,044 million lbs. for the second quarter compared to 1,003 million lbs. in the same quarter of last year. Net sales for the first six months of fiscal 2006 increased 7.8 percent to $2,781,278 from $2,581,068 in the first six months of fiscal 2005. Tonnage volume for the six months increased 8.0 percent over the comparable period of 2005. Net sales and tonnage volume comparisons for the second quarter were positively impacted by the 2005 acquisitions of Mexican Accent, Mark-Lynn, and Lloyd’s, and the 2006 acquisition of Valley Fresh. Year-to-date results are also impacted by the first quarter 2005 acquisition of Farmer John. On a combined basis, these acquisitions contributed $144,400 of net sales and 141.1 million lbs. of tonnage volume to the second quarter results and $305,626 of net sales and 285.3 million lbs. of tonnage volume to the six month results. Excluding the impact of these acquisitions, net sales and tonnage volume showed increases of 2.2 percent and 1.3 percent, respectively, compared to the second quarter of fiscal 2005 and increases of 1.8 percent and 1.0 percent, respectively, compared to the first six months of last year.

Gross profit for the second quarter and six months of fiscal 2006 was $331,479 and $684,474, respectively, compared to $302,946 and $615,014 for the same periods last year. Gross profit as a percentage of net sales for the second quarter and six months increased to 24.3 and 24.6 percent in 2006, from 23.1 and 23.8 percent for the comparable quarter and six months of fiscal 2005. The improved gross margins are due largely to lower pork raw material costs versus the prior year and improved product mix across several segments. Lower pork raw material values provided reduced costs for shelf stable products sold by the Grocery Products and Hormel International business units, as well as lower costs for value added items in the Refrigerated Foods segment. Consolidated margins were tempered by higher energy costs across all segments. As anticipated, margins in the Jennie-O Turkey Store (JOTS) segment weakened slightly due to mixed commodity meat prices and higher feed costs compared to the prior year. The Company expects that average turkey prices will continue to weaken during the second half of fiscal 2006. These lower markets, combined with higher anticipated turkey supplies, indicate that the margins may be pressured further at JOTS over the remainder of the year. The Company’s continued focus on value-added product growth should partially offset these anticipated margin decreases.

Selling and delivery expenses for the second quarter and six months of fiscal 2006 were $187,474 and $379,499, respectively, compared to $167,674 and $337,191 last year. This increase is primarily due to increases in shipping and handling costs of $13,619 and $31,108 for the quarter and six months ended April 30, 2006, over the same periods in fiscal 2005, which represents increased tonnage volume, the impact of acquisitions made in fiscal years 2006 and 2005, and the continuation of significantly higher freight and warehousing costs. As selling price increases were unable to cover these higher costs, selling and delivery expenses as a percentage of net sales increased to 13.7 and 13.6 percent for the fiscal 2006 second quarter and six months, respectively, compared to 12.8 and 13.1 percent of net sales in the comparable periods of 2005. The Company expects selling and delivery expenses, as a percent of net sales, to approximate 13.2 percent for the full fiscal year.

Administrative and general expenses were $40,314 and $98,034 for the second quarter and six months, respectively, compared to $41,236 and $81,858 last year. As a percentage of net sales, administrative and general expenses for the quarter and six months were 3.0 and 3.5 percent, respectively, compared to 3.1 and 3.2 percent for the comparable quarter and six months in fiscal 2005. The decrease for the second quarter is due primarily to reduced corporate expenses compared to fiscal 2005. Administrative and general expenses for the year-to-date period are higher compared to last year as a result of certain expenses recognized in the first quarter. In the first quarter, the Company recognized $9,200 of stock option expense recorded under SFAS 123(R) (Share-Based Payment), primarily due to executive retirements and expensing of new option grants to retirement eligible individuals, and $7,286 for expenses related to partial settlements on non-qualified plans resulting from executive retirements. The Company expects administrative and general expenses to approximate 3.1 percent of net sales for fiscal 2006.

Equity in earnings of affiliates was $1,302 and $3,700 for the second quarter and six months, respectively, compared to $1,000 and $3,927 last year. The increase for the second quarter is due to improved performance at the Company’s 40.0 percent owned Philippine joint venture, Purefoods-Hormel Company (up $235), and minority interests in the Company’s consolidated investments (up $386). These gains are offset for the quarter by results for the Company’s 50.0 percent owned joint venture, Herdez Corporation (down $136), and 49.0 percent owned joint venture, Carapelli USA, LLC (down $102). For the first six months of fiscal 2006, equity in earnings of affiliates is down $227 primarily due to performance of the Herdez joint venture (down $338).

The effective tax rate for the second quarter and six months of fiscal 2006 was 33.8 and 32.4 percent, compared to 37.3 and 37.2 percent for the comparable quarter and six months of fiscal 2005. The decrease in the rates compared to fiscal 2005 reflects the benefits from a domestic manufacturing activities tax credit that was effective for the Company beginning in fiscal 2006. The second quarter effective rate for fiscal 2006 was further reduced by a discrete item related to the benefit received from a prior year audit settlement. The lower six month effective rate for fiscal 2006 also reflects a discrete item recorded in the first quarter for the tax benefit related to a Medicare subsidy created under the provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Company expects the effective rate for the remaining quarters of fiscal 2006 to approximate 35.1 percent, resulting in a full year effective tax rate of approximately 33.8 percent.

Segment Results

Net sales and operating profits for each of the Company’s segments are set forth below. Additional segment financial information can be found in Note K of the Notes to Consolidated Financial Statements.

	Three Months Ended			Six Months Ended
	April 30, 2006	May 1, 2005	% Change	April 30, 2006	May 1, 2005	% Change
		Restated*			Restated*
Net Sales
Grocery Products	$200,955	$190,636	5.4	$404,912	$384,461	5.3
Refrigerated Foods	699,905	687,851	1.8	1,445,791	1,336,283	8.2
Jennie-O Turkey Store	254,607	249,894	1.9	521,653	510,976	2.1
Specialty Foods	157,016	130,828	20.0	308,178	240,920	27.9
All Other	52,862	50,428	4.8	100,744	108,428	(7.1)
Total	$1,365,345	$1,309,637	4.3	$2,781,278	$2,581,068	7.8

Segment Operating Profit
Grocery Products	$30,615	$28,490	7.5	$63,384	$63,434	(0.1)
Refrigerated Foods	31,967	25,487	25.4	68,876	61,353	12.3
Jennie-O Turkey Store	26,640	33,531	(20.6)	66,319	67,586	(1.9)
Specialty Foods	12,217	7,897	54.7	22,545	11,438	97.1
All Other	8,159	4,710	73.2	13,887	9,007	54.2

Total segment operating profit	$109,598	$100,115	9.5	$235,011	$212,818	10.4
Net interest and investment income	(3,395)	(5,820)	41.7	(8,743)	(7,989)	(9.4)
General corporate expense	(4,605)	(5,079)	9.3	(24,370)	(12,926)	(88.5)

Earnings before income taxes	$101,598	$89,216	13.9	$201,898	$191,903	5.2

* Retrospective application of FIFO inventory valuation (see Note A of the Notes to Consolidated Financial Statements)

Grocery Products

The Grocery Products segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market. This segment also includes the results of Valley Fresh, acquired in the second quarter of fiscal 2006 and Mexican Accent, acquired in the second quarter of fiscal 2005.

Grocery Products net sales increased 5.4 percent for the second quarter and 5.3 percent for the six months compared to the comparable fiscal 2005 periods. Sales tonnage volume was up 12.3 percent for the quarter and 8.5 percent for the six months compared to the prior year. Segment profit for Grocery Products increased 7.5 percent compared to the second quarter of fiscal 2005, while remaining flat compared to the first six months of last year. Increases for the second quarter were driven by continued growth in microwave trays and new product lines (Mexican Accent, Chi-Chi’s chips and tortillas, and Valley Fresh). Cost of goods sold, freight/warehousing, and selling expenses all increased over the prior year, which impacted segment profitability. Significant decreases in pork raw materials for the SPAM family of products, bacon bits, and chunk products were offset by large increases in imported beef and increased production expenses driven by high energy costs.

The integration of the Valley Fresh acquisition into grocery products marketing and consumer products sales began during the second quarter, and is expected to be completed in the third quarter. The acquisition strengthens the Company’s market share in the chunk meats category. Comparisons to fiscal 2005 are also impacted by the 2005 acquisition of Mexican Accent. These acquisitions contributed a combined $10,106 to net sales and 10.0 million lbs. to sales tonnage volume for the quarter. Excluding the impact of these acquisitions, net sales and tonnage volume for the segment increased 3.6 percent and 3.3 percent, respectively, compared to the prior year second quarter.

Other key product categories contributing to the tonnage volume and profit increases in Grocery Products compared to the prior year second quarter include the SPAM family of products (up 992,000 lbs. or 6.2 percent) and the microwave segment (up 1,358,000 lbs. or 9.3 percent). Growth in the microwave category has been driven by a change in product mix from microwave cups to trays, and the Company has added additional capacity to meet the increased consumer demand for the Hormel microwave tray line. Offsetting these gains were decreases in the tonnage volume of Dinty Moore canned products (down 209,000 or 2.0 percent), which continued to decline, but at a much slower pace than in the first quarter. The segment’s ethnic category (excluding the Mexican Accent acquisition) also declined during the quarter (down 139,000 lbs. or 0.6 percent) compared to the prior year.

The Company has converted all 15 ounce Tetra recart Hormel chili test markets back to the can. Consumer response following the conversion has been favorable, and Hormel chili showed market share and tonnage volume gains during the second quarter. However, these gains were offset by losses on the Stagg brand. The Company continues to evaluate the performance of Stagg brand chili varieties in this new container.

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

Net sales by the Refrigerated Foods segment increased 1.8 percent for the second quarter and 8.2 percent for the first six months of fiscal 2006, compared to the same periods of fiscal 2005. Sales tonnage volume increased 1.6 percent and 10.7 percent for the second quarter and six months, respectively, compared to last year. Net sales and tonnage volume comparisons were positively impacted by the fiscal 2005 acquisitions of Farmer John and Lloyd’s. These acquisitions contributed a combined $122,762 of net sales and 117.3 million lbs. of tonnage volume to the second quarter results, and $261,688 of net sales and 234.9 million lbs. of tonnage volume to the six month results. Excluding the impact of these acquisitions, net sales remained flat compared to fiscal 2005, while tonnage volume showed slight increases of 0.7 percent and 1.7 percent, respectively, compared to the prior year second quarter and six months.

Segment profit for Refrigerated Foods increased 25.4 and 12.3 percent for the second quarter and six months, respectively, compared to the prior year. The combination of lower pork input costs and growth in key value added categories drove the profit results, as the pricing structure on higher level value added items does not fluctuate with input costs. The Company’s overall hog cost decreased 16.4% compared to the second quarter of fiscal 2005, while the cutout value fell by 14.0%, which strengthened margins on further processed items. Conversely, lower margins in fresh pork operations resulted during the second quarter, primarily due to a lower benefit on hog contracts of approximately $3,000 compared to the second quarter of fiscal 2005. Higher freight and utility expenses also lowered profitability for the quarter and six months. The Company expects hog prices during the third quarter to increase above second quarter levels, and the current overabundance of protein in the market and continued higher freight and utility expenses will likely impact operating profits during the second half of fiscal 2006.

The Company’s hog processing for the current quarter increased 2.3 percent to 2,263,000 hogs from 2,213,000 hogs for the comparable period last year. Excluding Farmer John, hog processing has increased 2.8 percent in the first six months of fiscal 2006, as compared to the prior year.

The Meat Products business unit drove segment profit results for the second quarter. Notable tonnage volume increases over the prior year second quarter were reported on retail raw bacon (up 1,115,000 lbs. or 9.9 percent) and retail sliced pepperoni (up 470,000 lbs. or 12.9 percent). In the deli category, key product lines posting growth over the prior year second quarter include Hormel party trays (up 441,000 lbs. or 51.4 percent) and DiLusso Deli Company products (up 406,000 lbs. or 47.9 percent). The national rollout of Hormel Natural Choice lunchmeats, launched during January 2006, continued successfully throughout the second quarter, and contributed an additional 1,662,000 lbs. in tonnage volume. Advertising support will increase for this brand now that distribution has been achieved throughout the United States.

The Foodservice business unit also delivered another strong quarter, posting increases in branded tonnage volume of 4.9 percent and 5.6 percent for the second quarter and six months, respectively, compared to fiscal 2005. Twelve of the fifteen product categories within this unit exceeded the prior year second quarter results, led by the BBQ/café h category (up 649,000 lbs. or 21.3 percent), premium pork (up 721,000 lbs. or 18.7 percent), pizza toppings (up 833,000 lbs. or 9.9 percent), and deli meats (up 266,000 lbs. or 8.8 percent).

The Precept Foods, LLC joint venture also maintained strong growth during the second quarter of fiscal 2006. Tonnage volume for case-ready beef and pork products increased 3,708,000 lbs. or 75.2 percent compared to the prior year second quarter.

The Refrigerated segment continues to demonstrate the Company’s dedication to innovation and brand awareness. During the second quarter, the in-market conversion of Hormel refrigerated entrees was completed, replacing the previous pouch package with new “Simple Steps” packaging and improved package graphics.  Additionally, the Company was also a recipient of NSF International’s Food Safety Leadership Award in the category of Technology Innovation, for its Bread Ready sliced meats using True Taste high-pressure processing technology.

Jennie-O Turkey Store

The Jennie-O Turkey Store (JOTS) segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for the retail, foodservice, and fresh customer markets.

JOTS net sales increased 1.9 percent for the second quarter and 2.1 percent for the six months ended April 30, 2006, versus the comparable periods of fiscal 2005. Sales tonnage decreased 3.8 percent for the second quarter and 4.7 percent for the six months, compared to fiscal 2005 results. The tonnage reductions reflect decreased commodity tonnage, resulting from lower livability in Company owned flocks and fewer poult placements at the beginning of the year. Flock livabilities have improved over the first quarter, and the Company expects further progress over the remainder of the fiscal year. Net sales grew despite the decreases in tonnage due to the Company’s continued emphasis on reducing commodity sales, while building its value added portfolio of products. Value added tonnage gains were noted in all three of the Retail, Deli, and Foodservice business units, with combined tonnage up 11.6 percent for the quarter and 10.0 percent for six months, compared to fiscal 2005. Commodity pricing was mixed for the quarter and year-to-date period, with fresh breast meat above prior year levels but fresh thigh meat trailing last year’s levels. Although whole bird pricing was favorable compared to 2005, the second quarter is not historically a strong volume quarter.

Segment profit for JOTS decreased 20.6 percent for the second quarter and 1.9 percent for the first six months of fiscal 2006 compared to the prior year. The decrease for the quarter is due primarily to increased feed and energy-related costs compared to fiscal 2005, and decreased commodity meat sales. Feed costs per ton for the second quarter were 3.1 percent higher than last year due to unusually low costs in the second quarter of fiscal 2005, but remain lower for the comparable six month period. Higher energy-related costs also reduced segment profit for the quarter by approximately $3,800, driven by higher propane costs and freight expenses.

The Company’s value added business units continued to increase their overall operating profit contribution through new distribution of existing product lines and continued success in new product development. In the retail division, product lines reflecting strong second quarter increases over the prior year were Jennie-O Turkey Store branded fresh whole birds (up 307,000 lbs. or 12.5 percent), Jennie-O Turkey Store Oven Ready turkey products (up 274,000 lbs. or 199.3 percent), and Jennie-O Turkey Store turkey frozen burgers (up 329,000 lbs. or 7.4 percent). In the second quarter, the Company also launched four flavor varieties of the Jennie-O Turkey Store tub luncheon meat, which added 1,184,000 lbs. to retail volume. Initial results for this product line have been favorable, and additional rollout is planned for the third quarter.

In the deli division, growth continued for the Jennie-O Turkey Store rotisserie category, up 366,000 lbs. or 14.2 percent compared to the prior year second quarter. Growth was also noted on deli premium products, including Jennie-O Turkey Store premium roasts (up 319,000 lbs. or 44.1 percent), and the Jennie-O Turkey Store Grand Champion line (up 547,000 lbs. or 20.7 percent).

Moving into the third quarter, industry wide high egg sets and poult placements continue to raise concern for second half pricing of commodity meats and whole birds. Combined with continued higher expected energy costs, the Company anticipates that margins and operating profits may be further pressured over the remainder of the fiscal year.

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

Specialty Foods net sales increased 20.0 percent for the second quarter and 27.9 percent for the six months of fiscal 2006, compared to the same periods of fiscal 2005. Sales tonnage volume increased 20.6 and 23.5 percent for the quarter and six months, respectively, compared to the prior year. DCB’s acquisition of Mark-Lynn contributed $13,810 to net sales for the quarter and $27,450 for the six months. Excluding the impact of this acquisition, net sales for the segment increased 12.6 and 18.2 percent for the quarter and six months, driven by canned meat, meat ingredients, refinery, and cheese ingredients for HSP, and core packet sales of sugar substitutes, sugar, liquid portions, savory, and nutritional for DCB. CFI experienced a 2.9 percent net sales decrease for the quarter as a major customer launched a complete package change in the comparable quarter of the prior fiscal year. However, CFI net sales for the six months increased 21.2 percent over fiscal 2005 due to volume gains.

Specialty Foods segment profit increased 54.7 percent in the second quarter and 97.1 percent for the six months, compared to 2005 results. HSP’s gross margin as a percentage of net sales increased with a product mix shift to canned meats, meat ingredients, and savory ingredients. Gross margins for DCB also increased due to higher volumes in sugar substitutes and price increases for all sugar products. Sugar markets remain high due to impacts from hurricane damage and poor sugar beet crops. CFI margins were down 22.5 percent for the quarter due to the large product launch noted above, but the six month margins were up 35.6 percent as volume gains in production have been realized over fiscal 2005.

All Other

The All Other segment includes the Dan’s Prize and Hormel Foods International (HFI) operating segments. These businesses produce, market, and sell beef products and manufacture, market, and sell Company products internationally. This segment also includes various miscellaneous corporate sales.

All Other net sales increased 4.8 percent for the quarter and decreased 7.1 percent for the six months, compared to the comparable fiscal 2005 periods. Segment profit increased 73.2 and 54.2 percent for the quarter and six months, respectively, compared to prior year results.

HFI overall net sales increased 10.0 percent in second quarter, and declined 6.0 percent during the first half of fiscal 2006, which includes a planned reduction in picnic sales compared to the prior year. Operating profit increased 156.3 percent for the first six months compared to 2005, attributable to higher gross margins on exports of pork and offal due to favorable market conditions and continued efforts to add value. The SPAM family of products, Stagg chili, and the growing importance of Hormel bacon bits also contributed to the increase in operating profit. Six month comparisons to fiscal 2005 results are impacted by the reduction in the financial reporting lag on its joint ventures and wholly owned Australian subsidiary to one month. These entities were previously reported on a two to three month lag, and the adjustment increased tonnage (up 4,900,000 lbs.), net sales (up $5,600), and operating profit (up $242) for the first quarter in fiscal 2005. Including the effects of the lag reductions, export tonnage decreased 10.1 percent for the first half of fiscal 2006 to 45,611,000 lbs. Increases in exports of the SPAM family of products (up 10.7 percent) were offset by reductions in fresh pork exports (down 15.6 percent), as more picnics were used internally in the first half of fiscal 2006.

Although China continues to be in a loss position, the joint venture operations have made significant progress in the first half of fiscal 2006. All China business units (Retail, Foodservice, Export, and Fresh Pork) are growing with improved margins, effective advertising, and lower hog costs.

Dan’s Prize, the Company’s wholly owned marketer and seller of beef products, showed weakened sales results for the quarter, with tonnage volume down 461,000 lbs. or 7.9 percent from fiscal year 2005. However, operating profit increased 22.7 percent and decreased 1.2 percent for the quarter and six months respectively, compared to fiscal 2005. Operating profit improvement in the second quarter is attributable to the resolution of pricing issues with a major customer and declining fed cattle prices. Continued improvement is expected for the remainder of fiscal 2006, with a new addition to the core distributor group.

Unallocated Income and Expenses

The Company does not allocate investment income, interest expense, and interest income to its segments when measuring performance. The Company also retains various other income and unallocated expenses at corporate. These items are included in the segment table for the purpose of reconciling segment results to earnings before income taxes.

Net interest and investment income for the second quarter and six months of fiscal 2006 was a net expense of $3,395 and $8,743, respectively, compared to a net expense of $5,820 and $7,989 for the comparable quarter and six months of fiscal 2005. Decreased expense in the second quarter primarily reflects $3,031 of higher returns on assets held by the Company’s rabbi trust for supplemental executive retirement plans and deferred income plans. Interest expense of $6,404 for the second quarter decreased from $6,706 in the prior year. The Company anticipates that interest expense will remain at this level in future quarters, and will approximate $25,000 for fiscal 2006.

General corporate expense for the second quarter and six months was $4,605 and $24,370, respectively, compared to $5,079 and $12,926 for the comparable periods of fiscal 2005. Decreases in the second quarter primarily represent bad debt recoveries of $385 and favorable medical accrual adjustments of approximately $500. As previously mentioned, six month results also include $9,200 of stock option expense recorded under SFAS 123(R) (Share-Based Payment), primarily due to executive retirements and expensing of new option grants to retirement eligible individuals, and $7,286 for expenses related to partial settlements on non-qualified plans resulting from executive retirements. Of these amounts, approximately $12,100 was reflected in general corporate expense in the first quarter. The final settlements of approximately $4,900 will be recognized in the third quarter of fiscal 2006 when the valuation is complete and payouts are finalized.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions that was disclosed in the Company’s Annual Report on Form 10-K for the year ended October 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Selected financial ratios at the end of the second quarter of fiscal years 2006 and 2005 are as follows:

	End of Quarter
	2nd Quarter 2006	2nd Quarter 2005
		Restated*
Liquidity Ratios
Current ratio	1.9	1.7
Receivables turnover	19.3	18.4
Days sales in receivables	18.0	20.4
Inventory turnover	7.5	7.8
Days sales in inventory	50.4	51.0

Leverage Ratio
Total debt to equity	23.3%	24.8%

Operating Ratios
Return on equity	16.5%	16.4%
Return on assets	9.5%	9.0%

* Retrospective application of FIFO inventory valuation (see Note A of the Notes to Consolidated Financial Statements)

Cash, cash equivalents, and short-term marketable securities were $120,641 at the end of the second quarter of fiscal year 2006 compared to $92,155 at the end of the comparable fiscal 2005 period.

Cash provided by operating activities was $102,288 in the first six months of fiscal 2006 compared to $129,319 in the same period of fiscal 2005. Higher earnings for the first half of fiscal 2006 were offset by changes in working capital and payments made to settle lump sum obligations under non-qualified pension plans triggered by executive retirements. In the first quarter of fiscal 2006, the Company also prefunded its Voluntary Employee Benefit Account (VEBA) for 2006 with $57,000. The VEBA is used to fund the Company’s portion of employee benefit expenses during the year, and prefunding is done annually at the Company’s discretion. During the first quarter, the Company also made payments of $19,806 to settle lump sum payment obligations under non-qualified pension plans triggered by executive retirements. In accordance with plan provisions, the final payments under the lump sum obligations triggered by these retirements will be made in the third quarter.

Cash flow from operating activities provides the Company with its principal source of liquidity. The Company does not anticipate a significant risk to cash flow from this source in the foreseeable future because we operate in a stable industry and have strong products across several product lines.

Cash used in investing activities decreased to $99,295 from $273,618 in the first six months of fiscal 2005. The decrease is largely attributable to cash outflows associated with the acquisitions of Farmer John ($188,344), Mexican Accent ($47,985), Mark-Lynn ($43,166), and Lloyd’s ($50,140) made during the first six months of fiscal 2005. In April 2006, the Company announced the acquisition of Valley Fresh, with a preliminary purchase price (including related costs) of $76,444. The change in cash flows for acquired businesses is partially offset by changes in marketable securities balances held in the Company’s available-for-sale portfolio. Fixed asset expenditures were $63,646 for the first six months of fiscal 2006 compared to $49,935 in the comparable period of fiscal 2005. The Company estimates its fiscal 2006 fixed asset expenditures to be approximately $130,000.

Cash used in financing activities was $13,398 in the first six months of fiscal 2006 compared to cash provided by financing activities of $56,573 in the same period of fiscal 2005. The variance in cash flow is due to higher net proceeds from short-term debt of $55,000 in fiscal 2005 compared to the current year. In the second quarter of fiscal 2006, the Company borrowed $40,000 to finance the acquisition of Valley Fresh using its existing line of short-term credit. The Company expects to repay this debt by the end of the third quarter. The Company used $12,723 for common stock repurchases in first six months of fiscal 2006, compared to $6,116 in the prior year. During the first six months of fiscal 2006, the Company repurchased 388,200 shares of its common stock under the repurchase plan approved by the Company’s Board of Directors in October 2002. For additional information pertaining to the Company’s share repurchase plans or programs, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Cash dividends paid to the Company’s shareholders also continues to be a significant financing activity for the Company. Dividends paid in the first six months of 2006 were $37,215 compared to $33,480 in the comparable period of fiscal 2005, reflecting a 7.7 percent increase in the dividend rate over 2005. The Company has paid dividends for 311 consecutive quarters and expects to continue doing so.

The Company is required, by certain covenants in its debt agreements, to maintain specified levels of financial ratios and balance sheet position. At the end of the second quarter of fiscal 2006, the Company was in compliance with all of these debt covenants.

Contractual Obligations and Commercial Commitments

There has been no material change in the information regarding the Company’s future contractual financial obligations that was disclosed in the Company’s Annual Report on Form 10-K for the year ended October 30, 2005.

Off-Balance Sheet Arrangements

The Company currently provides a revocable standby letter of credit for $1,940 to guarantee obligations that may arise under workers compensation claims of an affiliated party. This potential obligation is not reflected on the Company’s consolidated statements of financial position.

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

Item 3.           Quantitative and Qualitative Disclosures about Market Risk
(In Thousands of Dollars)

Hog Markets. The Company’s earnings are affected by fluctuations in the live hog market. To minimize the impact on earnings, and to ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 15 years. Contract formulas are based on hog production costs, hog futures, hog primal values, or industry reported hog markets. Purchased hogs under contract accounted for 80 percent and 62 percent of the total hogs purchased by the Company through the first six months of fiscal 2006 and 2005, respectively. The Company has been actively converting to market-based formulas, in order to better match input costs with customer pricing. Therefore, a hypothetical 10 percent change in the cash market would have had an immaterial effect on the Company’s results of operations.

Certain procurement contracts allow for future hog deliveries (firm commitments) to be forward priced. The Company generally hedges these firm commitments by purchasing hog futures contracts. These futures contracts are designated and accounted for as fair value hedges. The change in the market value of such futures contracts has historically been, and is expected to continue to be, highly effective at offsetting changes in price movements of the hedged item. Changes in the fair value of the futures contracts, along with the gain or loss on the firm commitment, are marked-to-market through earnings and are recorded on the statement of financial position as a current asset and liability, respectively. The fair value of the Company’s open futures contracts as of April 30, 2006, was ($91).

The Company measures its market risk exposure on its April 30, 2006, hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in market prices. A 10 percent increase in market prices would have negatively impacted the fair value of the Company’s April 30, 2006, open contracts by $3,390, which in turn would have lowered the Company’s cost of purchased hogs by a similar amount.

Live Production. The Company contracts with turkey growers, and also raises a portion of its live turkeys and hogs. The related production costs are subject to fluctuations in feed grain prices, and to a lesser extent, fuel costs. To reduce the Company’s exposure to changes in grain prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future direct grain purchases. This program utilizes corn and soybean meal futures, and these contracts are accounted for under cash flow hedge accounting. The open contracts are reported at their fair value of $1,221, before tax, on the statement of financial position as of April 30, 2006.

The Company measures its market risk exposure on its grain futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain. A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s April 30, 2006, open grain contracts by $3,504, which in turn would have lowered the Company’s cost on purchased grain by a similar amount.

Natural Gas. Production costs at the Company’s plants and feed mills are also subject to fluctuations in fuel costs. To reduce the Company’s exposure to changes in natural gas prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future natural gas purchases. This program utilizes natural gas swaps, and these contracts are accounted for under cash flow hedge accounting. The open contracts are reported at their fair value of $344, before tax, on the statement of financial position as of April 30, 2006.

The Company measures its market risk exposure on its natural gas contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for natural gas. A 10 percent decrease in the market price for natural gas would have negatively impacted the fair value of the Company’s April 30, 2006, open natural gas contracts by $2,523, which in turn would have lowered the Company’s cost on natural gas purchases by a similar amount.

Long-Term Debt. A principal market risk affecting the Company is the exposure to changes in interest rates on the Company’s fixed-rate, long-term debt. Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $9,638. The fair values of the Company’s long-term debt were estimated using discounted future cash flows based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

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

(b)               Internal Controls. During the second quarter of fiscal year 2006, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

The Company is a party to various legal proceedings related to the on-going operation of its business. Following the end of the second quarter, a patent infringement lawsuit was settled in the Company’s favor. The gain on the settlement (net of related expenses) approximates $6,200 pretax, which will be recognized in the third quarter of fiscal 2006. The resolution of any other currently known matters is not expected to have a material effect on the Company’s financial condition, results of operations, or liquidity.

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

Outbreaks of disease among livestock and poultry flocks could harm the Company’s revenues and operating margins.

The Company is subject to risks associated with the outbreak of disease in pork and beef livestock, and poultry flocks, including Bovine Spongiform Encephalopathy (BSE), pneumo-virus, and Avian Influenza (AI). The outbreak of disease could adversely affect the Company’s supply of raw materials, increase the cost of production, and reduce operating margins. Additionally, the outbreak of disease may hinder the Company’s ability to market and sell products both domestically and internationally. The Company has developed business continuity plans for various disease scenarios, and will continue to update these plans as necessary.

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

The Company’s business may be adversely affected by changes in national or global economic conditions, including inflation, interest rates, availability of capital markets, consumer spending rates, energy availability and costs (including fuel surcharges), and the effects of governmental initiatives to manage economic conditions. If a high pathogenic H5N1 strain of avian influenza developed in the United States, it may negatively impact the national economy and/or the demand for poultry products, and the Company’s financial results could suffer. The Company is actively developing contingency plans to address infectious disease scenarios, and the potential impact on its operations.

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

The Company has approximately 17,600 employees, of which approximately 5,670 are represented by labor unions, principally the United Food and Commercial Workers’ Union. A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities that results in work slowdowns or stoppages could harm the Company’s financial results. Union contracts at the Company’s Rochelle, Illinois and Stockton, California plants expire during fiscal 2006, covering 533 and 92 employees, respectively. During the second quarter, a new four year union contract was negotiated with employees at the Rochelle facility. Negotiations at Stockton will begin later this summer.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the Second Quarter of Fiscal 2006

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
January 30, 2006 – March 5, 2006	—	$—	—	7,366,936
March 6, 2006 – April 2, 2006	112,600	32.99	112,600	7,254,336
April 3, 2006 – April 30, 2006	17,200	33.03	17,200	7,237,136
Total	129,800	$32.99	129,800

1 On October 2, 2002, the Company announced that its Board of Directors had authorized the Company to repurchase up to 10,000,000 shares of common stock with no expiration date.

Item 6.           Exhibits

10.1                           Hormel Foods Corporation 2000 Stock Incentive Plan (as amended). (Incorporated by reference to Exhibit 10.1 to Hormel’s Current Report on Form 8-K dated January 31, 2006, File No. 001-02402.)

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

HORMEL FOODS CORPORATION

(Registrant)

Date: June 9, 2006	By	/s/ MICHAEL J. McCOY
MICHAEL J. McCOY
Executive Vice President
and Chief Financial Officer

Date: June 9, 2006	By	/s/ JODY H. FERAGEN
JODY H. FERAGEN
Vice President and Treasurer