Form 10-Q
period 2006-07-30
HORMEL FOODS CORP /DE/
filed 2006-09-08
CIK 48465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 30, 2006	Commission File
Number 1-2402

HORMEL FOODS CORPORATION

Incorporated Under the Laws	I.R.S. Employer Identification No.
of the State of Delaware	#41-0319970

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

Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2006
Common Stock	$.0586 par value	137,994,965
Common Stock Non-Voting	$.01 par value	-0-

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(In Thousands of Dollars)

	July 30,	October 30,
	2006	2005
	(Unaudited)	Restated*
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$132,189	$131,046
Short-term marketable securities	7,110	38,500
Accounts receivable	291,066	301,001
Inventories	579,900	534,572
Deferred income taxes	45,384	39,428
Prepaid expenses and other current assets	27,138	20,691
TOTAL CURRENT ASSETS	1,082,787	1,065,238

DEFERRED INCOME TAXES	2,460	1,253

GOODWILL	541,546	502,107

OTHER INTANGIBLES	152,511	139,579

NET PENSION ASSETS	57,953	30,676

INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	73,443	68,027

OTHER ASSETS	159,736	162,004

PROPERTY, PLANT AND EQUIPMENT
Land	46,356	45,758
Buildings	561,390	551,567
Equipment	1,101,717	1,059,328
Construction in progress	112,680	66,326
	1,822,143	1,722,979
Less allowance for depreciation	(913,398)	(845,303)
	908,745	877,676

TOTAL ASSETS	$2,979,181	$2,846,560

* Retrospective application of FIFO inventory valuation (see Note A)

See notes to consolidated financial statements

	July 30,	October 30,
	2006	2005
	(Unaudited)	Restated*
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$232,444	$255,144
Notes payable/short-term debt	40,000	0
Accrued expenses	24,584	26,270
Accrued workers compensation	32,765	27,619
Accrued marketing expenses	79,625	68,640
Employee compensation	94,939	114,518
Taxes, other than federal income taxes	4,871	11,993
Dividends payable	19,355	17,950
Federal income taxes	32,913	49,963
Current maturities of long-term debt	11,079	11,075
TOTAL CURRENT LIABILITIES	572,575	583,172

LONG-TERM DEBT—less current maturities	350,073	350,430

ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION	263,896	263,663

OTHER LONG-TERM LIABILITIES	49,164	50,565

SHAREHOLDERS’ INVESTMENT
Preferred stock, par value $.01 a share—authorized 80,000,000 shares; issued—none
Common stock, non-voting, par value $.01 a share—authorized 200,000,000 shares; issued—none
Common stock, par value $.0586 a share—authorized 400,000,000 shares; issued 137,970,171 shares July 30, 2006 issued 137,843,090 shares October 30, 2005	8,085	8,078
Additional paid-in capital	12,750	3,260
Accumulated other comprehensive loss	(27,892)	(24,923)
Retained earnings	1,750,530	1,612,315
TOTAL SHAREHOLDERS’ INVESTMENT	1,743,473	1,598,730

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$2,979,181	$2,846,560

* Retrospective application of FIFO inventory valuation (see Note A)

See notes to consolidated financial statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
 (In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 30, 2006	July 31, 2005	July 30, 2006	July 31, 2005
		Restated*		Restated*
Net sales	$1,406,894	$1,355,021	$4,188,172	$3,936,089
Cost of products sold	1,084,740	1,053,748	3,181,544	3,019,802
GROSS PROFIT	322,154	301,273	1,006,628	916,287

Expenses:
Selling and delivery	187,387	173,869	566,886	511,060
Administrative and general	40,028	41,817	138,062	123,675
TOTAL EXPENSES	227,415	215,686	704,948	634,735

Equity in earnings of affiliates	10	899	3,710	4,826
OPERATING INCOME	94,749	86,486	305,390	286,378

Other income and expense:
Interest and investment income (loss)	(661)	2,898	3,232	8,389
Interest expense	(6,555)	(7,323)	(19,191)	(20,803)
EARNINGS BEFORE INCOME TAXES	87,533	82,061	289,431	273,964
Provision for income taxes	27,982	30,299	93,296	101,591

NET EARNINGS	$59,551	$51,762	$196,135	$172,373

NET EARNINGS PER SHARE:
BASIC	$0.43	$0.38	$1.42	$1.25
DILUTED	$0.43	$0.37	$1.41	$1.23

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	137,913	138,027	137,906	138,131
DILUTED	139,684	139,508	139,562	139,665

DIVIDENDS DECLARED PER SHARE:	$0.14	$0.13	$0.42	$0.39

* Retrospective application of FIFO inventory valuation (see Note A)

See notes to consolidated financial statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In Thousands of Dollars)
(Unaudited)

	Nine Months Ended
	July 30, 2006	July 31, 2005
		Restated*
OPERATING ACTIVITIES
Net earnings	$196,135	$172,373
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	81,661	79,499
Amortization of intangibles	8,035	7,092
Equity in earnings of affiliates	(3,308)	(4,705)
Provision for deferred income taxes	(5,063)	(12,063)
(Gain) Loss on property/equipment sales and plant facilities	(741)	164
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	12,964	37,533
Increase in inventories, prepaid expenses, and other current assets	(47,568)	(24,245)
(Increase) Decrease in net pension assets	(27,277)	13,162
(Decrease) Increase in accounts payable and accrued expenses	(57,927)	2,341
Other	11,469	4,833
NET CASH PROVIDED BY OPERATING ACTIVITIES	168,380	275,984

INVESTING ACTIVITIES
Sale of available-for-sale securities	153,650	185,800
Purchase of available-for-sale securities	(122,260)	(76,800)
Acquisitions of businesses/intangibles	(75,013)	(339,944)
Purchases of property/equipment	(107,678)	(78,212)
Proceeds from sales of property/equipment	4,714	1,719
Decrease (Increase) in investments, equity in affiliates, and other assets	542	(2,588)
Dividends from affiliates	811	775
NET CASH USED IN INVESTING ACTIVITIES	(145,234)	(309,250)

FINANCING ACTIVITIES
Proceeds from short-term debt	80,000	115,000
Principal payments on short-term debt	(40,000)	(55,000)
Principal payments on long-term debt	(353)	(5,035)
Dividends paid on common stock	(56,515)	(51,469)
Share repurchases	(12,809)	(22,592)
Other	7,674	7,374
NET CASH USED IN FINANCING ACTIVITIES	(22,003)	(11,722)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,143	(44,988)
Cash and cash equivalents at beginning of year	131,046	179,881

CASH AND CASH EQUIVALENTS AT END OF QUARTER	$132,189	$134,893

* Retrospective application of FIFO inventory valuation (see Note A)

See notes to consolidated financial statements

HORMEL FOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In Thousands, Except Per Share and Percentage Amounts)
(Unaudited)

NOTE A              GENERAL

Basis of Presentation

The accompanying unaudited consolidated financial statements of Hormel Foods Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year.  The balance sheet at October 30, 2005, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2005.

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation and to conform to recent accounting pronouncements and guidance.  The reclassifications had no impact on net earnings as previously reported.

Change in Accounting Principle

In the first quarter of fiscal 2006, the Company changed its method of accounting for the materials portion of turkey products and substantially all inventoriable expenses, packages, and supplies (in total approximately 23.0 percent of total gross inventory at the end of fiscal 2005) that had previously been accounted for utilizing the Last-In First-Out (LIFO) method to the First-In First-Out (FIFO) method.  As a result, all inventories are now stated at the lower of cost, determined on a FIFO basis, or market.  The change is preferable because it provides a more meaningful presentation of the Company’s financial position as it values inventory in a manner which more closely approximates current cost;  it provides a consistent and uniform costing method across the Company’s operations;  FIFO inventory values better represent the underlying commercial substance of selling the oldest products first;  it is the prevalent method used by other entities within the Company’s industry;  and it enhances the comparability of the financial statements with those of our industry peers.  As required by U.S. generally accepted accounting principles, the change has been reflected in the consolidated statements of financial position, consolidated statements of operations, and consolidated statements of cash flows through retrospective application of the FIFO method.  Inventories as of the beginning of fiscal 2006 were increased by the LIFO reserve ($38,594), the net current deferred tax assets were decreased by the tax effect of the change ($14,440) and shareholder’s investment was increased by the after-tax effect ($24,154).  Previously reported net earnings for fiscal years 2005, 2004, and 2003 were increased by $1,144, $1,887, and $624, respectively.  For the third quarter and nine months ending July 31, 2005, net earnings were increased by $329 and $647, respectively, with no impact on diluted earnings per share.

Income Taxes

The effective tax rate for the third quarter and first nine months of fiscal 2006 was 32.0 and 32.2 percent, respectively, compared to 36.9 and 37.1 percent for the comparable periods of fiscal 2005.  The decrease in the rates compared to fiscal 2005 reflects the benefits from a domestic manufacturing activities tax deduction that was effective for the Company beginning in fiscal 2006.  The third quarter rate was further reduced by discrete items, including the impact of settlement of various state and federal tax audits during the quarter.  The nine month rate also reflects a discrete item recorded in the first quarter for the tax benefit related to a Medicare subsidy, and a discrete item in the second quarter related to the benefit received from a prior year audit settlement.

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

Pro forma amounts as if the Company had used the fair value method in accounting for all employee stock-based compensation in fiscal year 2005 are as follows:

	Three Months Ended	Nine Months Ended
	July 31, 2005	July 31, 2005
	Restated*	Restated*
Net earnings, as reported	$51,762	$172,373
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	1,187	3,285
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,500)	(4,316)

Pro forma net earnings	$51,449	$171,342

Earnings per share:
Basic—as reported	$0.38	$1.25
Basic—pro forma	$0.37	$1.24

Diluted—as reported	$0.37	$1.23
Diluted—pro forma	$0.37	$1.23

* Retrospective application of FIFO inventory valuation (see Note A)

Guarantees

The Company enters into various agreements guaranteeing specified obligations of affiliated parties.  Currently, the Company provides a standby letter of credit for obligations of an affiliated party that may arise under worker compensation claims.  The Company’s guarantees either terminate in one year or remain in place until such time as the Company revokes the agreement.  Total guarantees provided by the Company, as of July 30, 2006, amounted to $1,940.  These potential obligations are not reflected in the Company’s consolidated statements of financial position.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006, and therefore the Company expects to adopt FIN 48 at the beginning of fiscal 2008. The Company has not yet determined the impact of this accounting standard.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3.”  The pronouncement requires that all voluntary changes in accounting principle be reported by retrospectively applying the principle to all prior periods that are presented in the financial statements.  The statement is effective for fiscal years beginning after December 15, 2005, with early adoption permitted for changes made after issuance of the statement.  During the first quarter of fiscal 2006, the Company early adopted the provisions of SFAS No. 154 and reported a change in accounting principle for certain inventory items through the required retrospective application.  See discussion of the impact on the Company’s financial statements in Note A above under “Change in Accounting Principle.”

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  The statement requires that entities measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, as calculated using an accepted valuation model.  In addition, the statement rescinds the use of the prospective transition model for expensing employee stock options and accelerates expensing of new option grants for retirement eligible individuals.  The impact of adopting this statement is discussed in Note C.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4.”  The statement requires that idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as a current-period charge to earnings.  Previous guidance mandated that these costs be charged to earnings on a current basis only under certain circumstances.  The statement is effective for annual periods beginning after June 15, 2005, and adoption did not have a material impact on the Company’s results of operations or financial position.

NOTE B              ACQUISITIONS

On March 31, 2006, the Company completed the acquisition of Valley Fresh, Inc. (Valley Fresh) for the preliminary purchase price of $76.5 million in cash, including related costs.  Valley Fresh has the leading market share in the canned ready-to-eat chicken category and distributes more than 50 convenient precooked chicken products on a national basis, primarily under the Valley Fresh brand.  Valley Fresh was a privately held company and employs approximately 265 employees at its 90,000-square-foot manufacturing facility in Turlock, California.  Valley Fresh products are expected to further strengthen the portfolio within the Company’s Grocery Products segment.

Operating results for Valley Fresh are included in the Company’s Consolidated Statement of Operations from the date of acquisition.  Pro forma results of operations are not presented, as the effects of the acquisition are not material to the consolidated Company.

On September 6, 2006, subsequent to the end of the third quarter, the Company announced that it entered into a definitive merger agreement, pursuant to which the Company will acquire Provena Foods Inc. (Provena).  Provena is a publicly traded company based in Chino, California, and provides pepperoni and pasta to pizza makers and packaged food manufacturers.  The proposed acquisition has been approved by the board of directors of each company and is subject to customary closing conditions, including the approval of the Provena shareholders.  Shareholders holding approximately 46 percent of the outstanding shares of Provena common stock, as of September 6, 2006, have agreed to vote their shares in favor of the merger agreement and against any competing proposal.  The transaction is expected to close by the end of calendar year 2006.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model using the following weighted-average assumptions.  No options were granted in the three month periods ended July 30, 2006, or July 31, 2005.

	Nine Months Ended
	July 30, 2006	July 31, 2005
Risk-Free Interest Rate	4.5%	4.1%
Dividend Yield	1.7%	1.7%
Stock Price Volatility	21.0%	22.0%
Expected Option Life	8 years	8 years

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

A reconciliation of the number of options outstanding and exercisable as of July 30, 2006, and changes during the nine months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at 10/30/05	8,381	$22.75
Granted	1,229	32.77
Exercised	(728)	15.11
Forfeited	(5)	29.48
Outstanding at 7/30/06	8,877	24.76	6.2 years	$116,009
Exercisable at 7/30/06	5,636	21.86	5.0 years	$90,015

The weighted-average grant-date fair value of options granted during the first nine months of 2006 was $9.25 and the total intrinsic value of options exercised during the same period was $14,317.

The Company’s nonvested shares vest after five years or upon retirement.  A reconciliation of the nonvested shares as of July 30, 2006, and changes during the first nine months of 2006, is as follows:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at 10/30/05	134	$28.88
Granted	76	33.35
Vested	(102)	29.06
Nonvested at 7/30/06	108	31.86

During the third quarter and nine months ended July 30, 2006, the total stock-based compensation expense for all compensation related to share-based plans was $2,098 and $16,595, respectively, which includes $9,200 of stock option expense recorded under SFAS 123(R), primarily due to executive retirements and expensing of new option grants to retirement eligible individuals in the first quarter.  The total income tax benefit recognized in net income related to this expense was $786 and $6,221 for the quarter and nine months ended July 30, 2006, respectively.  In the quarter and nine months ended July 31, 2005, the Company recognized stock-based compensation expense of $2,393 and $6,826, respectively, with related income tax benefits of $930 and $2,654, respectively.  At July 30, 2006, there was $12,721 of total unrecognized compensation cost from stock-based compensation arrangements granted under the plans, which is related to nonvested option awards.  This compensation is expected to be recognized over a weighted-average period of approximately 2.6 years.  During the quarter and nine months ended July 30, 2006, cash received from stock option exercises was $1,435 and $3,661, respectively.   The total tax benefit to be realized for tax deductions from these option exercises was $1,695 for the third quarter and $6,581 for the first nine months, including $4,149 of excess tax benefits which are included in “Other” under financing activities on the Consolidated Statement of Cash Flows (with an offsetting amount in other operating activities).

Shares issued for option exercises may be either authorized but unissued shares, or shares of treasury stock acquired in the open market or otherwise.  Nonvested shares issued are shares of treasury stock.

NOTE D              GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three and nine month periods ended July 30, 2006, are presented in the tables below.  Goodwill acquired relates to the acquisition of Valley Fresh, while the purchase adjustments relate primarily to reclassifying the intangible assets identified for Valley Fresh and to finalizing the purchase accounting for the acquisition of Mark-Lynn Foods Inc. (Mark-Lynn).

	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	Other	Total
Balance as of April 30, 2006	$140,755	$25,880	$203,214	$191,081	$2,352	$563,282
Purchase adjustments	(21,736)	0	0	0	0	(21,736)
Balance as of July 30, 2006	$119,019	$25,880	$203,214	$191,081	$2,352	$541,546

	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	Other	Total
Balance as of October 30, 2005	$79,421	$25,880	$203,214	$191,240	$2,352	$502,107
Goodwill acquired	61,334	0	0	0	0	61,334
Purchase adjustments	(21,736)	0	0	(159)	0	(21,895)
Balance as of July 30, 2006	$119,019	$25,880	$203,214	$191,081	$2,352	$541,546

The gross carrying amount and accumulated amortization for definite-lived intangible assets are presented below. The increase in gross carrying amount of $14,750 in the third quarter represents the preliminary valuation of intangible assets acquired for Valley Fresh.

	July 30, 2006		October 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Formulas and recipes	$20,075	$(8,220)	$20,075	$(6,402)
Non-compete covenants	19,310	(10,150)	15,320	(7,532)
Customer lists/relationships	12,260	(2,918)	12,260	(2,004)
Proprietary software and technology	17,040	(3,307)	10,920	(2,106)
Distribution network	3,700	(1,210)	3,700	(933)
Purchase and supply agreements	2,460	(1,897)	3,090	(1,914)
Other intangibles	7,992	(2,566)	3,352	(1,972)
Total	$82,837	$(30,268)	$68,717	$(22,863)

Amortization expense was $3,078 and $8,035 for the three and nine months ended July 30, 2006, respectively, compared to $2,869 and $7,092 for the three and nine months ended July 31, 2005.  Estimated annual amortization expense for the five fiscal years after October 30, 2005, is as follows:

2006	$10,768
2007	11,148
2008	8,220
2009	6,559
2010	5,779

The carrying amounts for indefinite-lived intangible assets are presented in the table below.  The increase of $6,210 in the third quarter represents the preliminary valuation of Valley Fresh trademarks.

	July 30, 2006	October 30, 2005
Brands/tradenames/trademarks	$91,959	85,741
Other intangibles	7,984	7,984
Total	$99,943	$93,725

NOTE E              SHIPPING AND HANDLING COSTS

Shipping and handling costs are recorded as selling and delivery expenses.  Shipping and handling costs were $110,021 and $309,707 for the three and nine months ended July 30, 2006, respectively, compared to $90,054 and $258,632 for the three and nine months ended July 31, 2005.

NOTE F              EARNINGS PER SHARE DATA

The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	July 30, 2006	July 31, 2005	July 30, 2006	July 31, 2005

Basic weighted-average shares outstanding	137,913	138,027	137,906	138,131

Net effect of dilutive stock options	1,771	1,481	1,656	1,534

Diluted weighted-average shares outstanding	139,684	139,508	139,562	139,665

NOTE G                 COMPREHENSIVE INCOME

Components of comprehensive income, net of taxes, are:

	Three Months Ended		Nine Months Ended
	July 30, 2006	July 31, 2005	July 30, 2006	July 31, 2005
		Restated*		Restated*
Net earnings	$59,551	$51,762	$196,135	$172,373
Other comprehensive (loss) income:
Unrealized gain on available-for- sale securities	516	0	516	0
Deferred (loss) gain on hedging	(1,876)	3,117	(3,859)	4,030
Reclassification adjustment into net earnings	242	(137)	(998)	2,125
Foreign currency translation	(1,526)	246	1,372	1,250
Other comprehensive (loss) income	(2,644)	3,226	(2,969)	7,405
Total comprehensive income	$56,907	$54,988	$193,166	$179,778

* Retrospective application of FIFO inventory valuation (see Note A)

NOTE H                 INVENTORIES

Principal components of inventories are:

	July 30, 2006	October 30, 2005
		Restated*
Finished products	$323,233	$284,341
Raw materials and work-in-process	145,005	147,968
Materials and supplies	111,662	102,263

Total	$579,900	$534,572

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

Cash Flow Hedge:  The Company from time to time utilizes corn and soybean meal futures to offset the price fluctuation in the Company’s future direct grain purchases.  The Company has also entered into various NYMEX-based swaps to hedge the purchase of natural gas at certain plant locations.  The financial instruments are designated and accounted for as cash flow hedges, and the Company measures the effectiveness of the hedges on a regular basis.  The Company has determined its hedges to be highly effective.  In the third quarter of fiscal 2005 and 2006, the Company recorded an immaterial amount of ineffectiveness to earnings.  Effective gains or losses related to these cash flow hedges are reported as other comprehensive income (loss) and reclassified into earnings, through cost of products sold (commodity positions) in the period or periods in which the hedged transactions affect earnings.  The Company typically does not hedge its grain exposure beyond 12 months and its natural gas exposure beyond 36 months.

As of July 30, 2006, the Company had included in “Accumulated other comprehensive loss,” hedging losses of $538 (net of tax) relating to its positions.  The Company expects to recognize the majority of these losses over the next 12 months.  Losses of $397 and gains of $1,582, before tax, were reclassified into earnings in the three and nine months ended July 30, 2006, respectively, compared to gains/(losses) of $223 and $(3,414) in the same periods of fiscal 2005.

Fair Value Hedge:  The Company utilizes futures to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The intent of the program is to make the forward priced commodities cost nearly the same as cash market purchases at the date of delivery.

The futures contracts are designated and accounted for as fair value hedges, and the Company measures the effectiveness of the hedges on a regular basis.  The Company has determined its hedge programs to be highly effective.  In the third quarter of fiscal 2005 and 2006, the Company recorded an immaterial amount of ineffectiveness to earnings.  Changes in the fair value of the futures contracts, along with the gain or loss on the hedged purchase commitment, are marked-to-market through earnings and are recorded on the statement of financial position as a current asset and liability, respectively.  Gains or losses related to these fair value hedges are recognized through costs of products sold in the period or periods in which the hedged transactions affect earnings.

As of July 30, 2006, the fair value of the Company’s open futures contracts included on the statement of financial position was $(761).  Gains/(losses) on closed futures contracts in the amount of $(665) and $1,620, before tax, were recognized in earnings during the three and nine months ended July 30, 2006, respectively, compared to gains of $910 and $2,339 in the same periods of fiscal 2005.

NOTE J                 PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Net periodic benefit cost for pension and other postretirement benefit plans consists of the following:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	July 30, 2006	July 31, 2005	July 30, 2006	July 31, 2005
Service cost	$5,365	$4,580	$16,360	$13,740
Interest cost	10,063	9,956	30,275	29,869
Expected return on plan assets	(12,791)	(11,937)	(38,374)	(35,812)
Amortization of prior service cost	229	228	685	683
Recognized actuarial loss	2,358	2,641	7,236	7,923
Settlement charge	4,897	0	12,183	0

Net periodic cost	$10,121	$5,468	$28,365	$16,403

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	July 30, 2006	July 31, 2005	July 30, 2006	July 31, 2005
Service cost	$874	$806	$2,624	$2,418
Interest cost	5,409	5,604	16,226	16,812
Amortization of prior service cost	1,414	1,414	4,241	4,241
Recognized actuarial loss	883	960	2,650	2,881

Net periodic cost	$8,580	$8,784	$25,741	$26,352

The Company recognized an additional settlement charge of $4,897 in the third quarter on non-qualified plans resulting from executive retirements.  For the first nine months of fiscal 2006, settlement charges of $12,183 have been recognized.

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

The Refrigerated Foods segment includes the Meat Products and Foodservice business units.  This segment consists primarily of the processing, marketing, and sale of branded and unbranded pork products for retail, foodservice, and fresh product customers.  This segment also includes the Precept Foods, LLC operation, which offers fresh, case-ready, branded pork and beef products to its retail customers.  Precept Foods, LLC is a 51 percent owned joint venture between Hormel Foods Corporation and Cargill Meat Solutions Corporation (formerly Excel Corporation), a wholly owned subsidiary of Cargill, Incorporated.  Clougherty Packing Company (Farmer John), which was acquired in December 2004, is included as an operating segment within Refrigerated Foods, and the Meat Products business unit includes the results of operations for Lloyd’s Barbecue Company (Lloyd’s), which was acquired in April 2005.

The Jennie-O Turkey Store segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for retail, foodservice, and fresh product customers.

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

	Three Months Ended		Nine Months Ended
	July 30, 2006	July 31, 2005	July 30, 2006	July 31, 2005
		Restated*		Restated*
Net Sales to Unaffiliated Customers
Grocery Products	$199,545	$182,029	$604,457	$566,490
Refrigerated Foods	742,014	725,883	2,187,805	2,062,166
Jennie-O Turkey Store	267,754	266,055	789,407	777,031
Specialty Foods	146,583	133,403	454,761	374,323
All Other	50,998	47,651	151,742	156,079
Total	$1,406,894	$1,355,021	$4,188,172	$3,936,089

Intersegment Sales
Grocery Products	$0	$0	$0	$0
Refrigerated Foods	1,999	1,792	5,585	6,359
Jennie-O Turkey Store	20,643	16,374	57,659	50,172
Specialty Foods	59	37	168	103
All Other	20,170	20,400	58,147	61,431
Total	$42,871	$38,603	$121,559	$118,065
Intersegment elimination	(42,871)	(38,603)	(121,559)	(118,065)
Total	$0	$0	$0	$0

Net Sales
Grocery Products	$199,545	$182,029	$604,457	$566,490
Refrigerated Foods	744,013	727,675	2,193,390	2,068,525
Jennie-O Turkey Store	288,397	282,429	847,066	827,203
Specialty Foods	146,642	133,440	454,929	374,426
All Other	71,168	68,051	209,889	217,510
Intersegment elimination	(42,871)	(38,603)	(121,559)	(118,065)
Total	$1,406,894	$1,355,021	$4,188,172	$3,936,089

Segment Operating Profit
Grocery Products	$27,525	$23,089	$90,909	$86,523
Refrigerated Foods	25,278	29,712	94,154	91,065
Jennie-O Turkey Store	25,715	26,936	92,034	94,522
Specialty Foods	10,989	7,569	33,534	19,007
All Other	7,652	4,719	21,539	13,726
Total segment operating profit	$97,159	$92,025	$332,170	$304,843

Net interest and investment income	(7,216)	(4,425)	(15,959)	(12,414)
General corporate expense	(2,410)	(5,539)	(26,780)	(18,465)

Earnings before income taxes	$87,533	$82,061	$289,431	$273,964

* Retrospective application of FIFO inventory valuation (see Note A)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (In Thousands of Dollars, Except Per Share Amounts)

CRITICAL ACCOUNTING POLICIES

As discussed in Note A in the Notes to Consolidated Financial Statements in this Form 10-Q, the Company changed its accounting method for certain inventory items from Last-In First-Out (LIFO) to First-In First-Out (FIFO) effective with the first quarter of fiscal 2006.  All prior year information has been restated for the retrospective application of this change in accounting principle.  The effect on fiscal 2005 third quarter and nine month net earnings was $329 and $647, respectively, with no impact on diluted earnings per share.

There have been no other material changes in the Company’s Critical Accounting Policies, as disclosed in its Annual Report on Form 10-K for the year ended October 30, 2005.

RESULTS OF OPERATIONS

Overview

The Company is a processor of branded and unbranded food products for retail, foodservice, and fresh product customers.  It operates in five segments as described in Note K in the Notes to Consolidated Financial Statements in this Form 10-Q.

The Company earned $.43 per diluted share in the third quarter of fiscal 2006, compared to $.37 per diluted share in the third quarter of fiscal 2005.  Significant factors impacting the quarter were:

•                  Volatility in pork markets negatively impacted margins in Refrigerated Foods, particularly in the fresh pork and sliced bacon categories.

•                  Grocery Products reported top and bottom line growth, driven by the acquisition of Valley Fresh and continued distribution of microwave trays.

•                  Jennie-O Turkey Store experienced lower operating profits in the quarter primarily due to higher energy costs and lower returns on thigh meat.

•                  A gain on litigation of $6,218 pre-tax, net of related expenses ($0.03 after-tax per diluted share) was recognized during the quarter.

•                  An additional charge of $4,897 ($0.02 after-tax per diluted share) was recognized in the quarter related to non-qualified plan settlements due to executive retirements.

•                  The Company’s effective tax rate was reduced due to a $2,826 ($0.02 per diluted share) discrete tax benefit in the quarter.

Consolidated Results

Net earnings for the third quarter of fiscal 2006 increased 15.0 percent to $59,551 compared to $51,762 in the same quarter of 2005.  Diluted earnings per share for the quarter increased to $.43 from $.37 last year.  Net earnings for the first nine months of 2006 increased 13.8 percent to $196,135 from $172,373 in 2005.  Diluted earnings per share for the same period increased to $1.41 from $1.23 in the prior year.

Net earnings comparisons are impacted by several transactions recorded in fiscal 2006.  Pretax earnings for the third quarter included $4,897 ($0.02 after-tax per diluted share) for expenses relating to non-qualified plan settlements due to executive retirements that occurred at the beginning of the fiscal year, and a $6,218 ($0.03 after-tax per diluted share) gain on litigation.  Pretax earnings for the nine months include approximately $12,200 ($.06 after-tax per diluted share) for expenses relating to non-qualified plan settlements due to executive retirements, $9,200 ($.04 after-tax per diluted share) of stock option expense recorded under SFAS 123(R), primarily due to executive retirements and expensing of new option grants to retirement eligible individuals, and the $6,218 litigation gain noted above.

Net sales for the third quarter of fiscal 2006 increased 3.8 percent to $1,406,894 from $1,355,021 in 2005.  Tonnage volume increased 2.0 percent to 1,060 million lbs. for the third quarter compared to 1,039 million lbs. in the same quarter of last year.  Net sales for the first nine months of fiscal 2006 increased 6.4 percent to $4,188,172 from

$3,936,089 in the first nine months of fiscal 2005.  Tonnage volume for the nine months increased 5.9 percent over the comparable period of 2005.  Net sales and tonnage volume comparisons were positively impacted by the 2006 acquisition of Valley Fresh, which contributed $12,174 of net sales and 7,082 lbs. of tonnage volume to the third quarter results and $15,646 of net sales and 10,393 lbs. of tonnage volume to the nine month results.    Year-to-date results are also impacted by the 2005 acquisitions of Farmer John, Mexican Accent, Mark-Lynn, and Lloyd’s.  Excluding the impact of these acquisitions, net sales and tonnage volume showed increases of 2.9 percent and 1.3 percent, respectively, compared to the third quarter of fiscal 2005 and increases of 2.2 percent and 1.1 percent, respectively, compared to the first nine months of last year.

Gross profit for the third quarter and nine months of fiscal 2006 was $322,154 and $1,006,628, respectively, compared to $301,273 and $916,287 for the same periods last year.  Gross profit as a percentage of net sales for the third quarter and nine months increased slightly to 22.9 and 24.0 percent, respectively, in 2006, from 22.2 and 23.3 percent for the comparable quarter and nine months of fiscal 2005.  During the third quarter, the Company’s margins benefited from the recognition of a $6,218 gain on litigation.  However, an unexpected spike in hog prices in the middle of the quarter caused margin pressure on certain items in the Refrigerated Foods segment.  As expected, Jennie-O Turkey Store faced a difficult comparison due to a very strong third quarter in fiscal 2005, but managed to maintain relatively flat margins due to value added growth.  Margin improvements also continued in the Specialty Foods segment reflecting improved product mix and additional tonnage volume, and in the All Other segment primarily due to improved margins from Dan’s Prize and on pork exports.

Selling and delivery expenses for the third quarter and nine months of fiscal 2006 were $187,387 and $566,886, respectively, compared to $173,869 and $511,060 last year.  This increase is primarily due to increases in shipping and handling costs of $19,967 and $51,075 for the quarter and nine months ended July 30, 2006, respectively, over the same periods in fiscal 2005, which represents increased tonnage volume, the impact of acquisitions made in fiscal years 2006 and 2005, and the continuation of significantly higher freight and warehousing costs.  Throughout fiscal 2006, the Company has been unable to cover these higher costs with proportionate price increases, resulting in selling and delivery expenses as a percentage of net sales increasing to 13.3 and 13.5 percent for the fiscal 2006 third quarter and nine months, respectively, compared to 12.8 and 13.0 percent of net sales in the comparable periods of 2005.  Approximately $4,200 has also been reflected in selling and delivery expense for the nine months of fiscal 2006 related to settlements on non-qualified plans resulting from executive retirements.  The Company expects selling and delivery expenses, as a percent of net sales, to approximate 13.4 percent for the full fiscal year.

Administrative and general expenses were $40,028 and $138,062 for the third quarter and nine months of fiscal 2006, respectively, compared to $41,817 and $123,675 last year.  As a percentage of net sales, administrative and general expenses for the fiscal 2006 third quarter and nine months were 2.8 and 3.3 percent, respectively, compared to 3.1 percent for both the comparable quarter and nine months in fiscal 2005.  During the third quarter of fiscal 2006, administrative and general expense of approximately $2,500 related to non-qualified plan settlements resulting from executive retirements was offset by a gain of $2,286 on the sale of a Company airplane and overall reduced corporate expenses compared to fiscal 2005.  Administrative and general expenses for the year-to-date period remain higher compared to last year as a result of certain expenses recognized in the first nine months of fiscal 2006.  In the first quarter, the Company recognized $9,200 of stock option expense recorded under SFAS 123(R), primarily due to executive retirements and expensing of new option grants to retirement eligible individuals.  Approximately $6,300 has also been recognized for expenses related to the settlements on non-qualified plans resulting from executive retirements.  The Company expects administrative and general expenses to approximate 3.2 percent of net sales for fiscal 2006.

Equity in earnings of affiliates was $10 and $3,710 for the third quarter and nine months of fiscal 2006, respectively, compared to $899 and $4,826 last year.  The decrease is primarily due to weakened performance at the Company’s 40.0 percent owned Philippine joint venture, Purefoods-Hormel Company (down $805 and $1,118 for the third quarter and nine months, respectively).  For the nine months, equity in earnings of affiliates is also down $294 for the Company’s 50.0 percent owned joint venture, Herdez Corporation.  Additionally, the Company recorded a minority interest gain of $461 in the third quarter of fiscal 2005 related to its ownership position in the Beijing Hormel Foods Corporation.  Excluding this gain, minority interest showed increased income of $342 and $742 for the third quarter and nine months of fiscal 2006, respectively.

The effective tax rate for the third quarter and first nine months of fiscal 2006 was 32.0 and 32.2 percent, respectively, compared to 36.9 and 37.1 percent for the comparable periods of fiscal 2005.  The decrease in the rates compared to fiscal 2005 reflects the benefits from a domestic manufacturing activities tax deduction that was effective for the Company beginning in fiscal 2006.  The third quarter rate was further reduced by discrete items, including the impact of settlement of various state and federal tax audits during the quarter.  The nine month rate also reflects a discrete item recorded in the first quarter for the tax benefit related to a Medicare subsidy, and a discrete item in the second quarter related to the benefit received from a prior year audit settlement.  The Company expects an effective rate for the full year between 33.35 and 33.60 percent.

Segment Results

Net sales and operating profits for each of the Company’s segments are set forth below.  Additional segment financial information can be found in Note K of the Notes to Consolidated Financial Statements.

	Three Months Ended			Nine Months Ended
	July 30, 2006	July 31, 2005	% Change	July 30, 2006	July 31, 2005	% Change
		Restated*			Restated*
Net Sales
Grocery Products	$199,545	$182,029	9.6	$604,457	$566,490	6.7
Refrigerated Foods	742,014	725,883	2.2	2,187,805	2,062,166	6.1
Jennie-O Turkey Store	267,754	266,055	0.6	789,407	777,031	1.6
Specialty Foods	146,583	133,403	9.9	454,761	374,323	21.5
All Other	50,998	47,651	7.0	151,742	156,079	(2.8)
Total	$1,406,894	$1,355,021	3.8	$4,188,172	$3,936,089	6.4

Segment Operating Profit
Grocery Products	$27,525	$23,089	19.2	$90,909	$86,523	5.1
Refrigerated Foods	25,278	29,712	(14.9)	94,154	91,065	3.4
Jennie-O Turkey Store	25,715	26,936	(4.5)	92,034	94,522	(2.6)
Specialty Foods	10,989	7,569	45.2	33,534	19,007	76.4
All Other	7,652	4,719	62.2	21,539	13,726	56.9

Total segment operating profit	$97,159	$92,025	5.6	$332,170	$304,843	9.0
Net interest and investment income	(7,216)	(4,425)	(63.1)	(15,959)	(12,414)	(28.6)
General corporate expense	(2,410)	(5,539)	56.5	(26,780)	(18,465)	(45.0)

Earnings before income taxes	$87,533	$82,061	6.7	$289,431	$273,964	5.6

* Retrospective application of FIFO inventory valuation (see Note A of the Notes to Consolidated Financial Statements)

Grocery Products

The Grocery Products segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market.  This segment also includes the results of Valley Fresh, acquired in the second quarter of fiscal 2006, and Mexican Accent, acquired in the second quarter of fiscal 2005.

Grocery Products net sales increased 9.6 percent for the third quarter and 6.7 percent for the nine months compared to the comparable fiscal 2005 periods.  Sales tonnage volume was up 7.6 percent for the quarter and 8.2 percent for the nine months compared to the prior year.  Segment profit for Grocery Products increased 19.2 percent for the third quarter and 5.1 percent for the nine months compared to the comparable fiscal 2005 periods.

Increases to all measures for the third quarter were driven by new product lines (Valley Fresh and Chi-Chi’s chips and tortillas) and growth in the Hormel microwave line of products and Hormel chili.  Cost of goods sold, freight/warehousing, and selling expenses all increased over the prior year, which impacted segment profitability.  Decreases in pork raw materials for the SPAM family of products and bacon bits were offset by increases in imported beef and increased production expenses driven by a shift in production to higher cost items and scheduled maintenance shut-downs at some facilities.

The integration of the Valley Fresh acquisition into grocery products marketing and consumer products sales was completed in the third quarter, and the Company is currently moving production of its Hormel branded chunk chicken out of a third party facility into the Valley Fresh facility.  This acquisition contributed $11,342 to net sales and 6.3 million lbs. to sales tonnage volume for the third quarter, and $14,814 to net sales and 9.6 million lbs. to the nine month results.  Excluding the impact of this acquisition, net sales and tonnage volume for the segment increased 3.4 percent and 1.7 percent, respectively, compared to the prior year third quarter.

Other key product categories contributing to the tonnage volume and profit increases in Grocery Products compared to the prior year third quarter include Hormel chili (up 3,114,000 lbs. or 16.1 percent) and the microwave line of products (up 1,070,000 lbs. or 7.5 percent).  Growth in the microwave category has been driven by a change in product mix from microwave cups to trays. The Company has added additional capacity to meet the increased consumer demand for trays, which will allow for more aggressive marketing of the product in upcoming quarters.  Offsetting these gains were decreases in the tonnage volume of Dinty Moore canned products (down 1,424,000 lbs. or 16.0 percent) and the SPAM family of products (down 682,000 lbs. or 3.9 percent), both reflecting a third to fourth quarter business shift between fiscal 2005 and 2006.

Hormel chili continued to show market share and tonnage volume gains during the third quarter after the Company converted all 15 ounce Tetra recart test markets back to the can.  The Company also began converting Stagg chili from the Tetra container to an easy open can during the quarter, which impacted volume as customer shipments were intentionally light during the conversion.  The Company has experienced great retailer acceptance from the conversion of both brands, and expects further increases in the fourth quarter due to increased distribution in primary markets.

Refrigerated Foods

The Refrigerated Foods segment includes the Meat Products and Foodservice business units.  This segment consists primarily of the processing, marketing, and sale of branded and unbranded pork products for retail, foodservice, and fresh product customers.  This segment also includes the Precept Foods, LLC operation, which offers fresh, case-ready, branded pork and beef products to its retail customers.  Precept Foods, LLC is a 51 percent owned joint venture between Hormel Foods Corporation and Cargill Meat Solutions Corporation (formerly Excel Corporation), a wholly owned subsidiary of Cargill, Incorporated.  Farmer John, which was acquired in December 2004, is included as an operating segment within Refrigerated Foods, and the Meat Products business unit includes the results for Lloyd’s, which was acquired in April 2005.

Net sales by the Refrigerated Foods segment increased 2.2 percent for the third quarter and 6.1 percent for the nine months of fiscal 2006, compared to the same periods of fiscal 2005.  Sales tonnage volume increased 2.1 percent and 7.7 percent for the third quarter and nine months, respectively, compared to last year.  Net sales and tonnage volume comparisons for the nine months were positively impacted by the fiscal 2005 acquisitions of Farmer John and Lloyd’s.  These acquisitions contributed a combined $402,522 of net sales and 358.4 million lbs. of tonnage volume to the nine month results.  Excluding the comparative impact of these acquisitions, net sales and tonnage volume increased 0.2 percent and 1.8 percent, respectively, for the nine months compared to fiscal 2005.

Segment profit for Refrigerated Foods decreased 14.9 percent for the third quarter and increased 3.4 percent for the nine months of fiscal 2006, compared to the prior year.  During third quarter, volatility of key primal markets impacted margin performance in fresh pork and sliced bacon.  Loin markets rose in the quarter, when this period typically remains stable or trends down.  An unexpected spike in belly prices also impacted segment profits during the quarter, as value-added business units were not able to pass along price increases fast enough to maintain margin levels.  Higher freight, warehouse, and utility expenses also continued to lower profitability for the 2006 third quarter and nine months.  Partially offsetting these expenses was a $3,109 gain on litigation recognized in the third quarter.  The Company expects hog prices during the fourth quarter to fall below third quarter levels, as seasonality brings more hogs to the market. However, an offsetting factor to these projected price decreases is that pork exports are strong due to bird flu fears, and increased demand for U.S. pork around the world is helping put upward pressure on prices. Continued higher freight and utility expenses will also likely impact operating profits during the last quarter of fiscal 2006.

The Company’s hog processing for the current quarter increased 4.0 percent to 2,267,000 hogs from 2,179,000 hogs in the comparable period last year.  For the first nine months of fiscal 2006, hog processing increased 7.9 percent to 6,797,000 hogs from 6,297,000 hogs in the comparable period of fiscal 2005.  Excluding Farmer John, hog processing increased 3.7 percent in the first nine months of fiscal 2006, as compared to the prior year.

The Meat Products business unit reported notable tonnage volume increases over the prior year third quarter on convenience bacon (up 338,000 lbs. or 15.0 percent) and retail sliced pepperoni (up 536,000 lbs. or 12.4 percent).  In the deli category, key product lines posting growth over the prior year third quarter include Hormel party trays (up 665,000 lbs. or 58.2 percent) and DiLusso Deli Company products (up 280,000 lbs. or 25.1 percent).  The national rollout of Hormel Natural Choice lunchmeats continued successfully throughout the third quarter, contributing an additional 2,128,000 lbs. for the quarter and 3,790,000 lbs. for the nine months.  Hormel Natural Choice deli hams and roast beef were also introduced during third quarter.  Increased marketing to support these product launches will continue into the fourth quarter.

The Foodservice business unit delivered another strong operating profit quarter, although branded tonnage growth slowed slightly to 2.9 percent for the third quarter (4.7 percent for the nine months).  Seven of the fifteen product categories within this unit exceeded the prior year third quarter results, led by premium pork (up 680,000 lbs. or 17.5 percent), BBQ/café h (up 603,000 lbs or 16.1 percent), and pizza toppings (up 1,189,000 lbs. or 14.1 percent).  Branded margins were negatively impacted due to the spike in belly markets noted above, particularly in the bacon category.

The Precept Foods, LLC joint venture also maintained strong growth during the third quarter of fiscal 2006. Tonnage volume for case-ready beef and pork products increased 2,508,000 lbs. or 44.6 percent compared to the prior year third quarter, and expansion is expected to continue during the fourth quarter.

Jennie-O Turkey Store

The Jennie-O Turkey Store (JOTS) segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for retail, foodservice, and fresh product customers.

JOTS net sales increased 0.6 percent for the third quarter and 1.6 percent for the nine months ended July 30, 2006, versus the comparable periods of fiscal 2005.  Sales tonnage decreased 5.6 percent for the third quarter and 5.0 percent for the nine months, compared to fiscal 2005 results.  The third quarter tonnage reductions are primarily due to a shift in the timing of whole bird sales to fourth quarter in 2006 from third quarter in 2005, while reductions for the first nine months also reflect fewer live birds purchased from independent producers and fewer poult placements at the beginning of fiscal 2006.  Flock livabilities, while improved, also continue to be a challenge during 2006.  The impact of reduced livabilities compared to fiscal 2005 has been offset by better feed conversions and weights.  Net sales grew despite the decreases in tonnage due to value added tonnage gains in all three of the Retail, Deli, and Foodservice business units.  Combined tonnage in these units is up 8.9 percent for the quarter and 9.7 percent for nine months, compared to fiscal 2005.  Commodity pricing was mixed for the quarter, with breast meat above prior year levels but thigh meat trailing last year’s levels.  Although volumes were down, whole bird pricing and profitability were improved from the prior year.

Segment profit for JOTS decreased 4.5 percent for the third quarter and 2.6 percent for the first nine months of fiscal 2006 compared to the prior year.  The decrease for the quarter is due primarily to lower returns on thigh meat and increased energy-related costs of approximately $3,000 driven by higher propane costs and freight expenses compared to fiscal 2005.  There was also a decrease in revenues generated from the sale of by-products.  Inflationary pressures experienced in packaging and seasoning, stretched capacities in value-added plants, and increased outside cold storage costs, also contributed to the decreased segment profit compared to 2005.  Partially offsetting these decreases was a $3,109 gain on litigation recognized in the third quarter.

The Company’s value added business units continued to increase their overall operating profit contribution through new distribution of existing product lines and continued success in new product development.  In the retail division, product lines reflecting strong third quarter increases over the prior year were Jennie-O Turkey Store branded fresh whole birds (up 605,000 lbs. or 52.2 percent) and Jennie-O Turkey Store turkey frozen burgers (up 1,235,000 lbs. or 24.2 percent).  Jennie-O Turkey Store Oven Ready turkey products were also up 164,000 lbs. for the third quarter, as the introduction of a breast product extended the line’s sales activity beyond the holiday season.  In the second quarter of fiscal 2006, the Company also launched four flavor varieties of the Jennie-O Turkey Store tub luncheon meat, which added 710,000 lbs. to retail volume in the third quarter.

In the deli division, growth continued for the Jennie-O Turkey Store rotisserie category, up 771,000 lbs. or 23.3 percent compared to the prior year third quarter.  Growth was also noted on deli premium products, including Jennie-O Turkey Store Homestyle line (up 803,000 lbs. or 25.0 percent), and the Jennie-O Turkey Store Grand Champion line (up 451,000 lbs. or 9.0 percent).  Additionally, the Company enhanced the Natural Choice deli products under the Jennie-O Turkey Store brand, and relaunched them during the third quarter.

Moving into the fourth quarter, egg set and poult placement production numbers still indicate that increased supply will be coming to market over the next several quarters, which may impact pricing of commodity meats and whole birds.  However, lower livability and summer heat waves have slowed production.  Combining those factors with continued higher expected energy costs, the Company anticipates this segment will have a difficult comparison to a strong prior year fourth quarter.

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

Specialty Foods net sales increased 9.9 percent for the third quarter and 21.5 percent for the first nine months of fiscal 2006, compared to the same periods of fiscal 2005.  Sales tonnage volume increased 8.3 and 18.0 percent for the quarter and nine months, respectively, compared to the prior year.  Net sales and tonnage volume comparisons for the nine months were positively impacted by the fiscal 2005 acquisition of Mark-Lynn.  Excluding the comparative impact of this acquisition, net sales and tonnage volume increased 15.0 percent and 9.6 percent, respectively, for the nine months compared to fiscal 2005.

Top line increases were noted in all three business units.  Canned meat, refinery, and cheese ingredients drove the increases for HSP.  DCB experienced growth in core packet sales of sugar substitutes, sugar, savory, and nutritional products, and also benefited from new dessert and drink business during the quarter.  CFI results improved for the quarter compared to fiscal 2005 as additional ready-to-drink, nutritional pouches, and nutritional blends offset reductions in nutritional jars.  Ready-to-drink production improvements completed in the third quarter should also accommodate additional volume expected in the fourth quarter.  CFI net sales for the nine months increased 14.3 percent over fiscal 2005 due to volume gains.

Specialty Foods segment profit increased 45.2 percent in the third quarter and 76.4 percent for the nine months, compared to 2005 results.  Gross margin dollars for all three business units have increased during fiscal 2006 due to gains in key product categories and additional production volume.  HSP gross margins increased 25.0 percent and 28.1 percent for the third quarter and nine months of fiscal 2006, respectively, compared to the prior year. DCB’s gross margins increased 11.5 percent for the third quarter and 27.0 percent for the nine months, compared to fiscal 2005.  The largest gains have been noted in CFI, with gross margins up 76.5 percent for the third quarter and 47.6 percent for the nine months, compared to 2005 results.

All Other

The All Other segment includes the Dan’s Prize and Hormel Foods International (HFI) operating segments.  These businesses produce, market, and sell beef products and manufacture, market, and sell Company products internationally.  This segment also includes various miscellaneous corporate sales.

All Other net sales increased 7.0 percent for the quarter and decreased 2.8 percent for the first nine months of fiscal 2006, compared to the comparable fiscal 2005 periods.  Segment profit increased 62.2 and 56.9 percent for the quarter and nine months, respectively, compared to prior year results.

HFI overall net sales increased 9.1 percent in third quarter and declined 1.4 percent during the first nine months of fiscal 2006, which reflects a planned reduction in picnic sales in 2006.  Operating profit increased 120.5 percent for the nine months compared to 2005, attributable to higher gross margins on exports of pork and offal due to favorable market conditions.  Improved margins on the SPAM family of products and Stagg chili also contributed to the increase in operating profit.  Nine month comparisons to fiscal 2005 results are impacted by the reduction in the financial reporting lag on HFI’s joint ventures and wholly owned Australian subsidiary to one month.  These entities were previously reported on a two to three month lag, and the adjustment increased tonnage (up 4,900,000 lbs.), net sales (up $5,600), and operating profit (up $242) for the first quarter in fiscal 2005.  Including the effects of the lag reductions, export tonnage decreased 5.8 percent for the nine months to 68,530,000 lbs.  Increases in export tonnage of the SPAM family of products were offset by larger reductions in fresh pork exports, as more picnics were used internally compared to fiscal 2005.

Although overall China continues to be in a loss position, the joint venture operations continue to make progress.  Margins per hundredweight have improved 27.0 percent and 65.7 percent for the third quarter and nine months of fiscal 2006, respectively, compared to fiscal 2005.  However, hog costs are expected to rise in the fourth quarter.

Dan’s Prize, the Company’s wholly owned marketer and seller of beef products, showed net sales up 3.0 percent for the third quarter, with tonnage volume down 1.4 percent from fiscal year 2005.  However, operating profit increased 64.4 percent and 20.5 percent for the quarter and nine months respectively, compared to fiscal 2005.  Operating profit improvement in the third quarter is driven by raw material declines, pricing discipline, and overhead cost controls.  However, current conditions indicate a tightening in sub primal supplies which may increase costs during the fourth quarter.

Unallocated Income and Expenses

The Company does not allocate investment income, interest expense, and interest income to its segments when measuring performance.  The Company also retains various other income and unallocated expenses at corporate.  These items are included in the segment table for the purpose of reconciling segment results to earnings before income taxes.

Net interest and investment income for the third quarter and nine months of fiscal 2006 was a net expense of $7,216 and $15,959, respectively, compared to a net expense of $4,425 and $12,414 for the comparable quarter and nine months of fiscal 2005.  The higher expense primarily reflects lower returns on assets held by the Company’s rabbi trust for supplemental executive retirement plans and deferred income plans of $3,377 and $2,856 for the third quarter and nine months, respectively.  Write downs on the Company’s investments of $687 and $2,360 were also taken during the fiscal 2006 third quarter and nine months.  Interest expense of $6,555 for the third quarter decreased from $7,323 in the prior year.  The Company anticipates that interest expense will remain at this level in future quarters and will approximate $25,000 for fiscal 2006.

General corporate expense for the third quarter and nine months was $2,410 and $26,780, respectively, compared to $5,539 and $18,465 for the comparable periods of fiscal 2005.  Decreases primarily represent a $2,286 gain recorded on the sale of a Company airplane during the third quarter, and favorable medical accrual adjustments of approximately $1,300 and $1,800 for the third quarter and nine month periods, respectively.   Nine month results include $9,200 of stock option expense recorded in the first quarter under SFAS 123(R), primarily due to executive retirements and expensing of new option grants to retirement eligible individuals, and approximately $12,200 for expenses related to settlements on non-qualified plans resulting from executive retirements.  Of these amounts, approximately $14,400 was reflected in general corporate expense in the first nine months of fiscal 2006.

Related Party Transactions

Following the end of the third quarter, the Company agreed to purchase 295,680 shares of common stock from the Hormel Foundation under its approved share repurchase program.  The shares became available for sale upon termination of a Hormel family trust, and were purchased by the Company at $36.6867 per share, which represents the average closing price for the three days of August 30, August 31, and September 1, 2006.  Settlement took place on September 5, 2006.

There has been no other material change in the information regarding Related Party Transactions that was disclosed in the Company’s Annual Report on Form 10-K for the year ended October 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Selected financial ratios at the end of the third quarter of fiscal years 2006 and 2005 are as follows:

	End of Quarter
	3rd Quarter 2006	3rd Quarter 2005
		Restated*
Liquidity Ratios
Current ratio	1.9	1.8
Receivables turnover	18.9	19.4
Days sales in receivables	19.0	18.7
Inventory turnover	7.6	8.0
Days sales in inventory	49.8	49.6

Leverage Ratio
Total debt to equity	23.0%	24.2%

Operating Ratios
Return on equity	15.6%	15.5%
Return on assets	9.0%	8.6%

* Retrospective application of FIFO inventory valuation (see Note A of the Notes to Consolidated Financial Statements)

Cash, cash equivalents, and short-term marketable securities were $139,299 at the end of the third quarter of fiscal year 2006 compared to $134,893 at the end of the comparable fiscal 2005 period.

Cash provided by operating activities was $168,380 in the first nine months of fiscal 2006 compared to $275,984 in the same period of fiscal 2005.  Higher earnings for the first nine months of fiscal 2006 were offset by changes in working capital and employee benefit plan payments and funding.  During the first nine months of fiscal 2006, the Company made payments of approximately $36,300 to settle lump sum payment obligations under non-qualified pension plans triggered by executive retirements.  In accordance with plan provisions, the final payments under these lump sum obligations were made during the third quarter of 2006.  In the first quarter of fiscal 2006, the Company also prefunded its Voluntary Employee Benefit Account (VEBA) for 2006 with $57,000.  The VEBA is used to fund the Company’s portion of employee benefit expenses during the year, and prefunding is done annually at the Company’s discretion.  A third quarter contribution of $17,650 was also made to the Company’s salaried defined benefit pension plan.

Cash flow from operating activities provides the Company with its principal source of liquidity.  The Company does not anticipate a significant risk to cash flow from this source in the foreseeable future because it operates in a stable industry and has strong products across several product lines.

Cash used in investing activities decreased to $145,234 from $309,250 in the first nine months of fiscal 2005.  The decrease is largely attributable to cash outflows associated with the acquisitions of Farmer John ($197,531), Mexican Accent ($47,994), Mark-Lynn ($43,181), and Lloyd’s ($50,457) made during the first nine months of fiscal 2005.  In April 2006, the Company announced the acquisition of Valley Fresh, with a preliminary purchase price (including related costs) of $76,528.  The change in cash flows for acquired businesses is partially offset by changes in marketable securities balances held in the Company’s available-for-sale portfolio.  Fixed asset expenditures were $107,678 for the first nine months of fiscal 2006 compared to $78,212 in the comparable period of fiscal 2005. The purchase of a new company airplane during the quarter contributed $10,000 to the rise in fixed asset expenditures. The Company estimates its fiscal 2006 fixed asset expenditures to be approximately $130,000.

Cash used in financing activities was $22,003 in the first nine months of fiscal 2006 compared to $11,722 in the same period of fiscal 2005.  The variance in cash flow is due to higher net proceeds from short-term debt of $20,000 in fiscal 2005 compared to the current year.  In the second quarter of fiscal 2006, the Company borrowed $40,000 to finance the acquisition of Valley Fresh using its existing line of short-term credit. The Company repaid this debt during the third quarter, but later borrowed an additional $40,000 to meet working capital requirements.  This debt is expected to be paid by the end of the fiscal year.  The Company used $12,809 for common stock repurchases in first nine months of fiscal 2006, compared to $22,592 in the prior year.  During the first nine months of fiscal 2006, the Company repurchased 390,800 shares of its common stock under the repurchase plan approved by the Company’s Board of Directors in October 2002.  For additional information pertaining to the Company’s share repurchase plans or programs, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Cash dividends paid to the Company’s shareholders also continues to be a significant financing activity for the Company.  Dividends paid in the first nine months of 2006 were $56,515 compared to $51,469 in the comparable period of fiscal 2005, reflecting a 7.7 percent increase in the dividend rate over 2005.  The Company has paid dividends for 312 consecutive quarters and expects to continue doing so.

The Company is required, by certain covenants in its debt agreements, to maintain specified levels of financial ratios and balance sheet position.  At the end of the third quarter of fiscal 2006, the Company was in compliance with all of these debt covenants.

Contractual Obligations and Commercial Commitments

During the third quarter, the Company contracted to purchase a new corporate airplane that will be completed in fiscal 2007.  During the third quarter, $10,000 of the purchase price was paid.  An additional $3,000 will be paid during the first quarter of fiscal 2007, and a final payment of $780 is due upon delivery.

There has been no other material change in the information regarding the Company’s future contractual financial obligations that was disclosed in the Company’s Annual Report on Form 10-K for the year ended October 30, 2005.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

(In Thousands of Dollars)

Hog Markets.  The Company’s earnings are affected by fluctuations in the live hog market.  To minimize the impact on earnings, and to ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 15 years.  Contract formulas are based on hog production costs, hog futures, hog primal values, or industry reported hog markets.  Purchased hogs under contract accounted for 80 percent and 64 percent of the total hogs purchased by the Company through the first nine months of fiscal 2006 and 2005, respectively.  The Company has been actively converting to market-based formulas in order to better match input costs with customer pricing.  Therefore, a hypothetical 10 percent change in the cash market would have had an immaterial effect on the Company’s results of operations.

Certain procurement contracts allow for future hog deliveries (firm commitments) to be forward priced.  The Company generally hedges these firm commitments by purchasing hog futures contracts.  These futures contracts are designated and accounted for as fair value hedges.  The change in the market value of such futures contracts has historically been, and is expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Changes in the fair value of the futures contracts, along with the gain or loss on the firm commitment, are marked-to-market through earnings and are recorded on the statement of financial position as a current asset and liability, respectively.  The fair value of the Company’s open futures contracts as of July 30, 2006, was $(1,326).

The Company measures its market risk exposure on its hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in market prices.  A 10 percent increase in market prices would have negatively impacted the fair value of the Company’s July 30, 2006, open contracts by $3,735, which in turn would have lowered the Company’s cost of purchased hogs by a similar amount.

Live Production.  The Company contracts with turkey growers and also raises a portion of its live turkeys and hogs.  The related production costs are subject to fluctuations in feed grain prices, and to a lesser extent, fuel costs.  To reduce the Company’s exposure to changes in grain prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future direct grain purchases.  This program utilizes corn and soybean meal futures, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value of $(637), before tax, on the statement of financial position as of July 30, 2006.

The Company measures its market risk exposure on its grain futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain.  A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s July 30, 2006, open grain contracts by $(1,898), which in turn would have lowered the Company’s cost on purchased grain by a similar amount.

Natural Gas.  Production costs at the Company’s plants and feed mills are also subject to fluctuations in fuel costs.  To reduce the Company’s exposure to changes in natural gas prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future natural gas purchases.  This program utilizes natural gas swaps, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value of $(152), before tax, on the statement of financial position as of July 30, 2006.

The Company measures its market risk exposure on its natural gas contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for natural gas.  A 10 percent decrease in the market price for natural gas would have negatively impacted the fair value of the Company’s July 30, 2006, open natural gas contracts by $3,914, which in turn would have lowered the Company’s cost on natural gas purchases by a similar amount.

Long-Term Debt.  A principal market risk affecting the Company is the exposure to changes in interest rates on the Company’s fixed-rate, long-term debt.  Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $9,703.  The fair values of the Company’s long-term debt were estimated using discounted future cash flows based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

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

(b)               Internal Controls.  During the third quarter of fiscal year 2006, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is a party to various legal proceedings related to the on-going operation of its business.  On May 12, 2006, the Company received payment of a judgment arising out of antitrust litigation relating to a patent and a settlement of related attorneys fees.  This litigation was commenced on February 23, 2001, when the Company’s subsidiary Jennie-O Foods, Inc. (now known as Jennie-O Turkey Store, Inc.) and Unitherm Food Equipment Systems (Unitherm) filed a lawsuit in the Federal District Court of Oklahoma against Swift Eckrich, Inc.  A decision in favor of the Company and Unitherm was affirmed by the United States Supreme Court. The gain on the litigation (net of related expenses) of $6,218 pretax was recognized in the third quarter of fiscal 2006.  The resolution of any other currently known matters is not expected to have a material effect on the Company’s financial condition, results of operations, or liquidity.

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

Jennie-O Turkey Store contracts with turkey growers to supplement the turkeys it raises to meet its raw material requirements for whole birds and processed turkey products.  Jennie-O Turkey Store results are affected by the cost and supply of feed grains, which fluctuate due to climate conditions, production forecasts, and supply and demand conditions at local, regional, national, and worldwide levels.  The Company attempts to manage some of its short-term exposure to fluctuations in feed prices by purchasing futures contracts.

Outbreaks of disease among livestock and poultry flocks could harm the Company’s revenues and operating margins.

The Company is subject to risks associated with the outbreak of disease in pork and beef livestock, and poultry flocks, including Bovine Spongiform Encephalopathy (BSE), pneumo-virus, and Avian Influenza (AI).  The outbreak of disease could adversely affect the Company’s supply of raw materials, increase the cost of production, and reduce operating margins.  Additionally, the outbreak of disease may hinder the Company’s ability to market and sell products both domestically and internationally.  The Company has developed business continuity plans for various disease scenarios and will continue to update these plans as necessary.

Market demand for the Company’s products may fluctuate due to competition from other producers.

The Company faces competition from producers of other meats and protein sources, especially beef, chicken, and fish.  The bases on which the Company competes include:

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

The Company’s business may be adversely affected by changes in national or global economic conditions, including inflation, interest rates, availability of capital markets, consumer spending rates, energy availability and costs (including fuel surcharges), and the effects of governmental initiatives to manage economic conditions.  If a high pathogenic H5N1 strain of avian influenza developed in the United States, it may negatively impact the national economy and/or the demand for poultry products, and the Company’s financial results could suffer.  The Company has developed contingency plans to address infectious disease scenarios and the potential impact on its operations, and will continue to update these plans as necessary.

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

The Company’s operations are subject to extensive regulation by the U.S. Department of Agriculture, the U.S. Food and Drug Administration and other state and local authorities that oversee food safety standards and the processing, packaging, storage, distribution, advertising, and labeling of the Company’s products.  The Company’s manufacturing facilities and products are subject to constant inspection by federal, state, and local authorities.  Claims or enforcement proceedings could be brought against the Company in the future.  Additionally, the Company is subject to new or modified laws, regulations, and accounting standards.  The Company’s failure or inability to comply with such requirements could subject the Company to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions.

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

The Company has approximately 17,600 employees, of which approximately 5,670 are represented by labor unions, principally the United Food and Commercial Workers’ Union.  A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities that results in work slowdowns or stoppages could harm the Company’s financial results.  Union contracts at the Company’s Rochelle, Illinois and Stockton, California plants expire during fiscal 2006, covering 533 and 92 employees, respectively.  During the second quarter, a new four year union contract was negotiated with employees at the Rochelle facility.  Following the end of the third quarter, a new three year union contract was also negotiated with employees at the Stockton facility.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the Third Quarter of Fiscal 2006

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
May 1, 2006 – June 4, 2006	2,680	$33.02	2,600	7,234,536
June 5, 2006 – July 2, 2006	—	—	—	7,234,536
July 3, 2006 – July 30, 2006	—	—	—	7,234,536
Total	2,680	$33.02	2,600

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

HORMEL FOODS CORPORATION
(Registrant)

Date: September 8, 2006	By	/s/ M. J. McCOY
M. J. McCOY
Executive Vice President
and Chief Financial Officer

Date: September 8, 2006	By	/s/ J. N. SHEEHAN
J. N. SHEEHAN
Vice President and Controller