Form 10-K
period 2006-10-29
HORMEL FOODS CORP /DE/
filed 2007-01-12
CIK 48465

ANNUAL REPORT ON FORM 10-K

HORMEL FOODS CORPORATION

OCTOBER 29, 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended OCTOBER 29, 2006      Commission File No. 1-2402

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

The aggregate worldwide market value of the voting and non-voting common stock held by non-affiliates of the registrant as of April 30, 2006, (the last business day of the registrant’s most recently completed second fiscal quarter), was $2,435,145,247 based on the closing price of $33.56 per share on that date.

As of December 31, 2006, the number of shares outstanding of each of the registrant’s classes of common stock was as follows:

Common Stock, $.0586 Par Value – 137,710,365 shares

Common Stock Non-Voting, $.01 Par Value – 0 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Stockholders’ Report for the year ended October 29, 2006, are incorporated by reference into Part I Items 1 and 1A, and Part II Items 5-8 and 9A, and included as Exhibit 13.1 filed herewith.

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held January 30, 2007, are incorporated by reference into Part III, Items 10-14.

HORMEL FOODS CORPORATION

PART I

Item 1.  BUSINESS

(a)  General Development of Business

Hormel Foods Corporation, a Delaware corporation (the Company), was founded by George A. Hormel in 1891 in Austin, Minnesota, as George A. Hormel & Company.  The Company started as a processor of meat and food products and continues in this line of business.  The Company name was changed to Hormel Foods Corporation on January 31, 1995.  The Company is primarily engaged in the production of a variety of meat and food products and the marketing of those products throughout the United States and internationally.  Although pork and turkey remain the major raw materials for Hormel products, the Company has emphasized for several years the manufacture and distribution of branded, value-added consumer items rather than the commodity fresh meat business.  The Company has continually expanded its product portfolio through organic growth, new product development, and the completion of numerous strategic acquisitions.

In March of fiscal 2006, the Company acquired privately held Valley Fresh, Inc. (Valley Fresh) of Turlock, California.  Valley Fresh has the leading market share in the canned ready-to-eat chicken category and distributes more than 50 convenient precooked chicken products on a national basis, primarily under the Valley Fresh brand.

In November of 2006, subsequent to the end of the 2006 fiscal year, the Company acquired the assets of Saag’s Products, Inc. (Saag’s).  Saag’s is based in San Leandro, California, and is a processor and marketer of branded, premium quality gourmet sausages and specialty smoked meats.

In December of 2006, also subsequent to the end of the 2006 fiscal year, the Company completed the acquisition of Provena Foods Inc. (Provena).  Provena was a publicly traded company based in Chino, California, which provides pepperoni and pasta to pizza makers and packaged food manufacturers.

Internationally, the Company markets its products through Hormel Foods International Corporation (HFIC), a wholly owned subsidiary.  HFIC has a presence in the international marketplace through joint ventures and placement of personnel in strategic foreign locations such as Australia, Canada, China, Japan, and the Philippines.  HFIC also has a global presence with minority positions in food companies in Mexico (Hormel Alimentos, 50% holding) and the Philippines (Purefoods-Hormel, 40% holding), and in a hog production and processing operation in Vietnam (San Miguel Pure Foods (VN) Co. Ltd., 49% holding).

The Company has not been involved in any bankruptcy, receivership, or similar proceedings during its history.  Substantially all of the assets of the Company have been acquired in the ordinary course of business.

The Company had no significant change in the type of products produced or services rendered, or in the markets or methods of distribution since the beginning of the 2006 fiscal year.

(b)  Industry Segment

The Company’s business is reported in five segments: Grocery Products, Refrigerated Foods, Jennie-O Turkey Store (JOTS), Specialty Foods, and All Other.  Net sales to unaffiliated customers and operating profit, and the presentation of certain other financial information by segment, are reported in Note K of the Notes to Consolidated Financial Statements and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Annual Stockholder’s Report for the year ended October 29, 2006, incorporated herein by reference.

(c)  Description of Business

Products and Distribution

The Company’s products primarily consist of meat and other food products.  The meat products are sold fresh, frozen, cured, smoked, cooked, and canned.  The percentages of total revenues contributed by classes of similar products for the last three fiscal years of the Company are as follows:

	Year Ended
	October 29, 2006	October 30, 2005	October 30, 2004
Perishable meat	53.8%	54.0%	50.7%
Poultry	19.7	20.1	22.0
Shelf-stable	17.1	16.3	16.9
Other	9.4	9.6	10.4
	100.0%	100.0%	100.0%

Reporting of revenues from external customers is based on similarity of products, as the same or similar products are sold across multiple distribution channels such as retail, foodservice, or international.  Revenues reported are based on financial information used to produce the Company’s general-purpose financial statements.

Perishable meat includes fresh meats, sausages, hams, wieners, and bacon (excluding JOTS products.)  The Poultry category is composed primarily of JOTS products.  Shelf-stable includes canned luncheon meats, shelf-stable microwaveable entrees, stews, chilies, hash, meat spreads, flour and corn tortillas, salsas, tortilla chips, and other items that do not require refrigeration.  The Other category primarily consists of nutritional food products and supplements, sugar and sugar substitutes, creamers, salt and pepper products, sauces and salad dressings, dessert and drink mixes, and industrial gelatin products.

In fiscal 2005, the Company began test marketing Hormel Natural Choice sliced lunchmeats, which use high-pressure processing technology.  Due to successful test market results, this line was rolled out on a national basis during fiscal 2006.  Natural Choice deli hams, roast beef, and turkey were also introduced during the year.  No other new products in fiscal 2006 required a material investment of the Company assets.

Domestically, the Company sells its products in all 50 states.  Hormel products are sold through Company sales personnel, operating in assigned territories coordinated from sales offices located in most of the larger U.S. cities, as well as independent brokers and distributors.  Dedicated sales teams also serve major retail customers and coordinate sales of both Grocery Products and Refrigerated Foods products.  As of October 29, 2006, the Company had approximately 575 sales personnel engaged in selling its products.  Distribution of products to customers is primarily by common carrier.

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

Raw Materials

The Company has, for the past several years, been concentrating on processed branded products for consumers with year-round demand to minimize the seasonal variation experienced with commodity-type products.  Pork continues to be the primary raw material for Company products.  Although the live pork industry has evolved to large, vertically integrated, year-round confinement operations, and supply contracts have become prevalent in the industry, there is still a seasonal variation in the supply of fresh pork materials.  The Company’s expanding line of processed items has reduced but not eliminated the sensitivity of Company results to raw material supply and price fluctuations.

The majority of the hogs harvested by the Company are purchased under supply contracts from producers located principally in California, Colorado, Idaho, Illinois, Iowa, Kansas, Minnesota, Nebraska, Oklahoma, South Dakota, Texas, Utah, Wisconsin, and Canada.  The cost of hogs and the utilization of the Company’s facilities are affected by both the level and the methods of pork production in the United States.  The movement toward year-round confinement operations which operate under supply agreements with processors has resulted in fewer hogs being available on the spot cash market, which decreases the supply of hogs on the open market.  The Company, along with others in the industry, uses supply contracts to manage the effects of this trend and to ensure a stable supply of raw materials.  The Company has been actively converting its contracts to market-based formulas to better match input costs with customer pricing, and all contract costs are fully reflected in the Company’s reported financial results.  In fiscal 2006, the Company purchased 81 percent of its hogs under supply contracts.  The Farmer John operation also procures a portion of its hogs through farms which the Company either owns or operates in Arizona, California, and Wyoming.

In fiscal 2006, JOTS raised approximately 57 percent of the turkeys needed to meet its raw material requirements for whole bird and processed turkey products.  Turkeys not sourced within the Company are contracted with independent turkey growers.  JOTS’ turkey-raising farms are located throughout Minnesota and Wisconsin.  Production costs in raising turkeys are primarily subject to fluctuations in feed grain prices and, to a lesser extent, fuel costs.  To manage this risk, the Company periodically hedges its anticipated purchases of grain using futures contracts.

Manufacturing

The Company has plants in Austin, Minnesota; Fremont, Nebraska; Vernon, California; and Beijing, China that harvest hogs for processing.  Quality Pork Processors, Inc. of Dallas, Texas, operates the harvesting facility at Austin under a custom harvesting arrangement.

Facilities that produce and distribute manufactured items are located in Albert Lea, Minnesota; Algona, Iowa; Alma, Kansas; Aurora, Illinois; Austin, Minnesota; Beloit, Wisconsin; Bondurant, Iowa; Bremen, Georgia; Browerville, Minnesota; Chino, California; Ft. Dodge, Iowa; Fremont, Nebraska; Knoxville, Iowa; Lathrop, California; Long Prairie, Minnesota; Mitchellville, Iowa; New Berlin, Wisconsin; Osceola, Iowa; Perrysburg, Ohio; Quakertown, Pennsylvania; Rochelle, Illinois; San Leandro, California; Savannah, Georgia; Sparta, Wisconsin; St. Paul, Minnesota; Stockton, California; Tucker, Georgia; Turlock, California; Vernon, California; Visalia, California; Wichita, Kansas; Beijing, China; and Shanghai, China.  Albert Lea Select Foods, Inc. of Dallas, Texas, operates the processing facility at Albert Lea under a custom manufacturing agreement.  The Company’s Houston, Texas facility was closed during fiscal 2006.  Company products are also custom manufactured by several other companies.  The following are the Company’s larger custom manufacturers: Steuben Foods, Jamaica, New York; Lakeside Packing Company, Manitowoc, Wisconsin; Schroeder Milk, Maplewood, Minnesota; Reichel Foods, Rochester, Minnesota; Power Packaging, St. Charles, Illinois; and Tony Downs, St. James, Minnesota.  Power Logistics, Inc., based in St. Charles, Illinois, operates distribution centers for the Company in Dayton, Ohio, and Osceola, Iowa.

The Company’s turkey harvest and processing operations are located in Barron, Wisconsin; Faribault, Minnesota; Melrose, Minnesota; Montevideo, Minnesota; Pelican Rapids, Minnesota; and Willmar, Minnesota.

Patents and Trademarks

There are numerous patents and trademarks that are important to the Company’s business.  The Company holds 6 foreign and 50 U.S. issued patents.  Some of the trademarks are registered and some are not.  Some of the more significant owned or licensed trademarks used in the Company’s segments are:

HORMEL, ALWAYS TENDER, AUSTIN BLUES, BLACK LABEL, BREAD READY, CAFÉ H, CALIFORNIA NATURAL, CARAPELLI, CHI-CHI’S, CURE 81, CUREMASTER, DAN’S PRIZE, DI LUSSO, DINTY MOORE, DODGER DOGS, DUBUQUE, EL TORITO, FARMER JOHN, GRINGO PETE’S, FAST ‘N EASY, HERB-OX, HERDEZ, HOMELAND, HOUSE OF TSANG, JENNIE-O TURKEY STORE, KID’S KITCHEN, LAYOUT, LITTLE SIZZLERS, LLOYD’S, MANNY’S, MARRAKESH EXPRESS, MARY KITCHEN, MEXICAN ACCENT, NATURAL CHOICE, OLD SMOKEHOUSE, PATAK’S, PELOPONNESE, PILLOW PACK, RANGE BRAND, ROSA, SAAG’S, SANDWICH MAKER, SPAM, STAGG, SWEET THING, THICK & EASY, VALLEY FRESH, and WRANGLERS.

The Company’s patents expire after a term that is typically 20 years from the date of filing, with earlier expiration possible based on the Company’s decision to pay required maintenance fees.  As long as the Company intends to continue using its trademarks, they are renewed indefinitely.

Customers and Backlog Orders

During fiscal year 2006, no customer accounted for more than 10 percent of total Company sales.  The five largest customers in each segment make up approximately the following percentage of segment sales: 49 percent of Grocery Products, 38 percent of Refrigerated Foods, 35 percent of JOTS, 35 percent of Specialty Foods, and 19 percent of All Other.  The loss of one or more of the top customers in any of these segments could have a material adverse effect on the results of such segment.  Backlog orders are not significant due to the perishable nature of a large portion of the products.  Orders are accepted and shipped on a current basis.

Competition

The production and sale of meat and food products in the United States and internationally are highly competitive.  The Company competes with manufacturers of pork and turkey products, as well as national and regional producers of other meat and protein sources, such as beef, chicken, and fish.  The Company believes that its largest domestic competitors for its Refrigerated Foods segment in 2006 were Tyson Foods, Smithfield Foods, and ConAgra Foods; for its Grocery Products segment, ConAgra Foods, Pinnacle Foods, and Campbell Soup Co.; and for JOTS, Cargill, Inc. and Butterball, LLC.

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

Research and Development

Research and development continues to be a vital part of the Company’s strategy to extend existing brands and expand into new branded items.  The expenditures for research and development for fiscal 2006, 2005, and 2004, were approximately $18,631,000, $17,585,000, and $15,944,000, respectively.  There are 55 professional employees engaged in full time research, 26 in the area of improving existing products and 29 in developing new products.

Employees

As of October 29, 2006, the Company had approximately 18,100 active employees.

(d)  Geographic Areas

Total revenues attributed to the U.S. and all foreign countries in total for the last three fiscal years of the Company are as follows (in thousands):

	Year Ended
	October 29, 2006	October 30, 2005	October 30, 2004
United States	$5,528,197	$5,189,206	$4,565,134
Foreign	217,284	224,791	214,741
	$5,745,481	$5,413,997	$4,779,875

Revenues from external customers are classified as domestic or foreign based on the final customer destination.  No individual foreign country is material to the consolidated results.  Additionally, the Company’s long-lived assets located in foreign countries are not significant.

(e)  Available Information

The Company makes available, free of charge on its Web site at www.hormel.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  These reports are accessible under the “Investor” caption of the Company’s Web site and are available as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

The Company has adopted a Code of Ethical Business Conduct that covers all employees, officers, and directors, which is available on the Company’s Web site, free of charge, under the caption “Corporate.”  The Company also adopted Corporate Governance Guidelines, which are available on the Company’s Web site, free of charge, under the caption “Investor.”

The Company’s Board of Directors conducts its business through meetings of the Board and the following standing committees:  Audit, Compensation, Contingency, Governance, Pension Investment, and Executive.  Each of the Audit, Compensation, Governance, Pension Investment, and Executive Committees has adopted and operates under a written charter.  Charters for the Audit, Compensation, and Governance Committees are available on the Company’s Web site, free of charge, under the caption “Investor – Corporate Governance.”

The documents noted above are also available in print, free of charge, to any stockholder who requests them.

(f)  Executive Officers of the Registrant

NAME	AGE	CURRENT OFFICE AND PREVIOUS FIVE YEARS EXPERIENCE	DATES	YEAR FIRST ELECTED OFFICER

Joel W. Johnson	63	Chairman of the Board	01/01/06 to 11/20/06 (Retired)	1991
		Chairman of the Board and Chief Executive Officer	06/28/04 to 12/31/05
		Chairman of the Board, President and Chief Executive Officer	12/08/95 to 06/27/04

Jeffrey M. Ettinger	48	Chairman of the Board, President and Chief Executive Officer	11/21/06 to Present	1998
		President and Chief Executive Officer	01/01/06 to 11/20/06
		President and Chief Operating Officer	06/28/04 to 12/31/05
		Group Vice President/President and Chief Executive Officer Jennie-O Turkey Store	03/03/03 to 06/27/04
		Group Vice President/President and Chief Operating Officer Jennie-O Turkey Store	10/29/01 to 03/02/03

Michael J. McCoy	59	Executive Vice President and Chief Financial Officer	10/29/01 to 12/31/06 (Retired)	1996

Jody H. Feragen	50	Senior Vice President and Chief Financial Officer	01/01/07 to Present	2000
		Vice President (Finance) and Treasurer	10/31/05 to 12/31/06
		Vice President and Treasurer	10/29/01 to 10/30/05

Ronald W. Fielding	53	Executive Vice President (Grocery Products/ Mergers and Acquisitions)	01/01/07 to Present	1997
		Group Vice President (Grocery Products)	10/31/05 to 12/31/06
		Group Vice President (Consumer Products Sales)	07/26/04 to 10/30/05
		Group Vice President (Sales Strategy)	06/02/03 to 07/25/04
		Group Vice President (Meat Products)	11/01/99 to 06/01/03

Gary J. Ray	60	Executive Vice President (Refrigerated Foods)	11/01/99 to Present	1988

Steven G. Binder	49	Group Vice President (Foodservice)	10/30/00 to Present	1998

Richard A. Bross	55	Group Vice President/President Hormel Foods International Corporation	10/29/01 to Present	1995

Michael D. Tolbert	50	Group Vice President/President Jennie-O Turkey Store	10/31/05 to Present	2004
		Vice President/President Jennie-O Turkey Store	05/31/04 to 10/30/05
		Chief Information Officer	01/28/02 to 05/30/04
		Director of Business Development (Grocery Products)	05/01/00 to 01/27/02

Larry L. Vorpahl	43	Group Vice President (Consumer Products Sales)	10/31/05 to Present	1999
		Vice President and General Manager (Grocery Products)	12/01/03 to 10/30/05
		Vice President (Grocery Products Marketing)	11/01/99 to 11/30/03

James W. Cavanaugh	58	Senior Vice President (External Affairs), General Counsel, and Corporate Secretary	01/01/05 to Present	2001
		Corporate Secretary and Senior Attorney	01/29/01 to 12/31/04

William F. Snyder	49	Senior Vice President (Supply Chain)	10/31/05 to Present	1999
		Vice President (Refrigerated Foods Operations)	11/01/99 to 10/30/05

D. Scott Aakre	42	Vice President Marketing (Grocery Products)	10/31/05 to Present	2005
		Director of Marketing (Grocery Products)	09/15/03 to 10/30/05
		Group Product Manager (Grocery Products)	06/02/03 to 09/14/03
		Group Product Manager (Meat Products)	04/27/98 to 06/01/03

Julie H. Craven	51	Vice President (Corporate Communications)	08/01/05 to Present	2005
		Director (Corporate Communications)	05/20/02 to 7/31/05
		Director (Public Relations)	04/02/01 to 5/19/02

Thomas R. Day	48	Vice President (Foodservice Sales)	10/30/00 to Present	2000

Bryan D. Farnsworth	49	Vice President (Quality Management)	08/01/05 to Present	2005
		Director (Quality Management)	12/02/96 to 07/31/05

NAME	AGE	CURRENT OFFICE AND PREVIOUS FIVE YEARS EXPERIENCE	DATES	YEAR FIRST ELECTED OFFICER

Roland G. Gentzler	52	Vice President (Finance) and Treasurer	01/01/07 to Present	2007
		Assistant Controller and Director of Finance (Refrigerated Foods)	05/01/00 to 12/31/06

Dennis B. Goettsch	53	Vice President (Foodservice Marketing)	10/30/00 to Present	2000

Daniel A. Hartzog	55	Vice President (Consumer Products Sales)	07/26/04 to Present	2000
		Vice President (Meat Products Sales)	10/30/00 to 07/25/04

David P. Juhlke	47	Vice President (Human Resources)	10/31/05 to Present	2005
		Vice President (Human Resources/ Administration) – Jennie-O Turkey Store	04/30/01 to 10/30/05

Kurt F. Mueller	50	Vice President (Consumer Products Sales)	07/26/04 to Present	1999
		Vice President (Fresh Pork Sales and Marketing)	11/01/99 to 07/25/04

Larry J. Pfeil	57	Vice President (Engineering)	11/01/99 to Present	1999

Russell C. Potter	58	Vice President (Grocery Products Production)	09/18/06 to Present	2006
		Director (Grocery Products Production)	05/02/94 to 09/17/06

Douglas R. Reetz	52	Vice President (Consumer Products Sales)	07/26/04 to Present	1999
		Vice President (Grocery Products Sales)	11/01/99 to 07/25/04

Bruce R. Schweitzer	55	Vice President (Refrigerated Foods Operations)	10/31/05 to Present	2005
		Plant Manager (Austin)	07/19/04 to 10/30/05
		Plant Manager (Fremont)	09/27/99 to 07/18/04

James N. Sheehan	51	Vice President and Controller	05/01/00 to Present	1999

James M. Splinter	44	Vice President (Marketing-Consumer Products- Refrigerated Foods)	06/02/03 to Present	2003
		Senior Vice President (Retail Division) – Jennie-O Turkey Store	04/30/01 to 06/01/03

Joe C. Swedberg	51	Vice President (Legislative Affairs and Marketing Services)	06/02/03 to Present	1999
		Vice President (Meat Products Marketing)	11/01/99 to 06/01/03

Robert A. Tegt	55	Vice President (Specialty Foods Group)	01/01/06 to Present	2005
		Senior Vice President (Foodservice Division) – Jennie-O Turkey Store	04/30/01 to 12/31/05

No family relationship exists among the executive officers.

Executive officers are elected annually by the Board of Directors at the first meeting following the Annual Meeting of Stockholders.  Vacancies may be filled and additional officers elected at any regular or special meeting.

Item 1A.  RISK FACTORS

Information on the Company’s risk factors included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 34 through 36 of the Annual Stockholders’ Report for the year ended October 29, 2006, is incorporated herein by reference.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Location	Approximate Area (Square Feet, Unless Noted)	Owned or Leased	Lease Expiration Date

Hormel Foods Corporation

Harvest and Processing Plants

Austin, Minnesota	1,292,000	Owned
Fremont, Nebraska	670,000	Owned

Processing Plants

Albert Lea, Minnesota	72,000	Owned
Algona, Iowa	153,000	Owned
Alma, Kansas	70,000	Owned
Aurora, Illinois	141,000	Owned
Chino, California	88,000	Leased	April 2015
Beloit, Wisconsin	339,000	Owned
Ft. Dodge, Iowa	17,000	Owned
Houston, Texas	93,000	Owned
Knoxville, Iowa	130,000	Owned
Lathrop, California	85,000	Owned
New Berlin, Wisconsin	84,000	Leased	September 2007 and February 2012
Osceola, Iowa	365,000	Owned
Rochelle, Illinois	459,000	Owned
Sparta, Wisconsin	385,000	Owned
St. Paul, Minnesota	57,000	Owned
Stockton, California	139,000	Owned
Tucker, Georgia	259,000	Owned
Turlock, California	153,000	Owned
Wichita, Kansas	80,000	Owned

Warehouse/Distribution Centers

Austin, Minnesota – Annex	83,000	Owned
Osceola, Iowa	233,000	Owned
Stockton, California	232,000	Leased	July 2007
Tucker, Georgia	96,000	Leased	September 2009

Research and Development Center

Austin, Minnesota	79,000	Owned

Corporate Offices

Austin, Minnesota	223,000	Owned

Hormel Foods Sales, LLC

Warehouse/Distribution Centers

Dayton, Ohio	140,000	Owned
Eldridge, Iowa	280,000	Leased	September 2015

Dan’s Prize, Inc.

Processing Plants

Browerville, Minnesota	52,000	Owned
Long Prairie, Minnesota	80,000	Owned

Jennie-O Turkey Store, Inc.

Harvest and Processing Plants

Barron, Wisconsin	372,000	Owned
Faribault, Minnesota	170,000	Owned
Melrose, Minnesota	127,000	Owned
Montevideo, Minnesota	85,000	Owned
Pelican Rapids, Minnesota	224,000	Owned
Willmar, Minnesota	424,000	Owned

Location	Approximate Area (Square Feet, Unless Noted)	Owned or Leased	Lease Expiration Date

Jennie-O Turkey Store, Inc. (continued)

Feed Mills

Atwater, Minnesota	19,000	Owned
Barron, Wisconsin	26,000	Owned
Dawson, Minnesota	37,000	Owned
Faribault, Minnesota	23,000	Owned
Henning, Minnesota	5,000	Owned
Northfield, Minnesota	17,000	Owned
Perham, Minnesota	26,000	Owned
Swanville, Minnesota	29,000	Owned

Other

Barron, Wisconsin – Hatchery	37,000	Owned
Detroit Lakes, Minnesota – Hatchery	31,000	Owned
Henning, Minnesota – Hatchery	22,000	Owned
Melrose, Minnesota – Warehouse	9,000	Owned
Turkey Farms	*14,700	Owned
Willmar, Minnesota – Warehouses	25,000	Owned

Mountain Prairie, LLC

Las Animas, Colorado – Hog Confinement Buildings	283,000	Owned
	424,000	Leased	Various: March 2008 - December 2008

Beijing Hormel Foods Co. Ltd.

Beijing, China – Harvest and Processing Plant	94,000	80.0% Owned

Shanghai Hormel Foods Co. Ltd.

Shanghai, China – Processing Plant	38,000	80.7% Owned

Diamond Crystal Brands, Inc.

Processing Plants

Bremen, Georgia	156,000	Owned
Mitchellville, Iowa	81,000	Owned
Perrysburg, Ohio	183,000	Owned
Quakertown, Pennsylvania	10,000	Owned
Savannah, Georgia	353,000	Owned
Visalia, California	107,000	Owned

Warehouse/Distribution Center

Bondurant, Iowa	99,000	Owned

Clougherty Packing, LLC

Harvest and Processing Plants

Vernon, California	750,000	Owned
	113,000	Leased	March 2014

Hog Confinement Buildings

Snowflake, Arizona	1,283,000	Owned
Albin, Wyoming	332,000	Owned
Pine Bluffs, Wyoming	64,000	Owned

Administrative Offices

Vernon, California	15,000	Leased	December 2008

*Acres

Location	Approximate Area (Square Feet, Unless Noted)	Owned or Leased	Lease Expiration Date

Saag’s Products, LLC

San Leandro, California – Processing Plant	41,000	Leased	November 2021

Many of these properties are not exclusive to any one of the Company’s segments and a few of the properties are utilized in all five segments of the Company.  The Company has renovation or building projects in progress at Rochelle, Illinois, and at various JOTS locations, and has started an expansion of its hog production facilities in Arizona.  The Company believes its operating facilities are well maintained and suitable for current production volumes and all volumes anticipated in the foreseeable future.

Item 3.  LEGAL PROCEEDINGS

The Company is a party to various legal proceedings related to the on-going operation of its business.  The resolution of any currently known matters is not expected to have a material effect on the Company’s financial condition, results of operations, or liquidity.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to stockholders during the fourth quarter of the 2006 fiscal year.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The high and low sales price of the Company’s common stock and the dividends per share declared for each fiscal quarter of 2006 and 2005, respectively, are shown below:

2006	High	Low	Dividend
First Quarter	$35.43	$31.46	$.1400
Second Quarter	36.09	32.59	.1400
Third Quarter	38.34	33.15	.1400
Fourth Quarter	38.41	35.16	.1400

2005	High	Low	Dividend
First Quarter	$32.11	$27.43	$.1300
Second Quarter	32.65	29.18	.1300
Third Quarter	33.10	29.16	.1300
Fourth Quarter	33.00	30.06	.1300

Additional information about dividends, principal market of trade, and number of stockholders on page 60 of the Annual Stockholders’ Report for the year ended October 29, 2006, is incorporated herein by reference.  The Company’s common stock has been listed on the New York Stock Exchange since January 16, 1990.

Issuer purchases of equity securities in the fourth quarter of fiscal year 2006 are shown below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 31, 2006 – September 3, 2006	—	—	—	7,234,536
September 4, 2006 – October 1, 2006(2)	661,532	$36.22	661,532	6,573,004
October 2, 2006 – October 29, 2006	5,735	36.03	5,735	6,567,269
Total	667,267	$36.22	667,267

(1) On October 2, 2002, the Company announced that its Board of Directors had authorized the Company to repurchase up to 10,000,000 shares of common stock with no expiration date.

(2) Includes 295,680 shares purchased from The Hormel Foundation at $36.6867, representing the average closing price for the three days of August 30, August 31, and September 1, 2006.  Settlement took place on September 5, 2006.

Item 6.  SELECTED FINANCIAL DATA

Selected Financial Data for the five years ended October 29, 2006, on page 17 of the Annual Stockholders’ Report for the year ended October 29, 2006, is incorporated herein by reference.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Information in the Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 18 through 37 of the Annual Stockholders’ Report for the year ended October 29, 2006, is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information on the Company’s exposure to market risk included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 36 and 37 of the Annual Stockholders’ Report for the year ended October 29, 2006, is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements, including unaudited quarterly data, on pages 41 through 58 and the Report of Independent Registered Public Accounting Firm on page 40 of the Annual Stockholders’ Report for the year ended October 29, 2006, are incorporated herein by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report (the Evaluation Date), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)).  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission  rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

(a)                The report entitled “Management’s Report on Internal Control Over Financial Reporting” on page 38 of the Annual Stockholder’s Report for the year ended October 29, 2006, is incorporated herein by reference.

(b)               The report entitled “Report of Independent Registered Public Accounting Firm” on page 39 of the Annual Stockholder’s Report for the year ended October 29, 2006, is incorporated herein by reference.

(c)                During the fourth quarter of fiscal year 2006, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information under “Item 1 - Election of Directors,” contained on pages 2 through 4 and under “Board of Director and Committee Meetings,” on pages 5 through 7, and the second sentence of the second paragraph under “Audit Committee Report,” contained on page 9 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 30, 2007, is incorporated herein by reference.

Information concerning Executive Officers is set forth in Item 1(f) of Part I pursuant to Instruction 3, Paragraph (b) of Item 401 of Regulation S-K.

Information under “Section 16(a) Beneficial Ownership Reporting Compliance,” on page 22 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 30, 2007, is incorporated herein by reference.

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

Item 11.  EXECUTIVE COMPENSATION

Information commencing with “Executive Compensation” on page 12 through “Compensation Committee Interlocks and Insider Participation” on page 21, and information under “Compensation of Directors” and “Director Compensation Table – Fiscal Year 2006” on pages 7 and 8 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 30, 2007, is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the Company’s equity compensation plans as of October 29, 2006, is shown below:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted-Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,822,717	$24.81	10,770,623
Equity compensation plans not approved by security holders	—	—	—
Total	8,822,717	$24.81	10,770,623

Information under “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” on pages 10 through 12 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 30, 2007, is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information under “Related Party Transactions” on page 21 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 30, 2007, is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information under “Audit Fees” through “Audit Committee Preapproval Policies and Procedures” on pages 9 and 10 of the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held January 30, 2007, is incorporated herein by reference.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The response to Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORMEL FOODS CORPORATION

By:	/s/ JEFFREY M. ETTINGER	January 12, 2007
	JEFFREY M. ETTINGER, Chairman of the	Date
Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Date	Title

/s/ JEFFREY M. ETTINGER	1/12/07	Chairman of the Board, President, Chief
JEFFREY M. ETTINGER		Executive Officer, and Director
(Principal Executive Officer)

/s/ JODY H. FERAGEN	1/12/07	Senior Vice President and Chief Financial
JODY H. FERAGEN		Officer (Principal Financial Officer)

/s/ JAMES N. SHEEHAN	1/12/07	Vice President and Controller
JAMES N. SHEEHAN		(Principal Accounting Officer)

/s/ GARY J. RAY*	1/12/07	Executive Vice President, Refrigerated
GARY J. RAY		Foods and Director

/s/ JOHN R. BLOCK*	1/12/07	Director
JOHN R. BLOCK

/s/ E. PETER GILLETTE JR.*	1/12/07	Director
E. PETER GILLETTE JR.

/s/ LUELLA G. GOLDBERG*	1/12/07	Director
LUELLA G. GOLDBERG

Name	Date	Title

/s/ SUSAN I. MARVIN*	1/12/07	Director
SUSAN I. MARVIN

/s/ MICHAEL J. McCOY*	1/12/07	Director
MICHAEL J. McCOY

/s/ JOHN L. MORRISON*	1/12/07	Director
JOHN L. MORRISON

/s/ ELSA A. MURANO*	1/12/07	Director
ELSA A. MURANO

/s/ ROBERT C. NAKASONE*	1/12/07	Director
ROBERT C. NAKASONE

/s/ DAKOTA A. PIPPINS*	1/12/07	Director
DAKOTA A. PIPPINS

/s/ DR. HUGH C. SMITH*	1/12/07	Director
DR. HUGH C. SMITH

/s/ JOHN G. TURNER*	1/12/07	Director
JOHN G. TURNER

*By: /s/ JODY H. FERAGEN	1/12/07
JODY H. FERAGEN,
as Attorney-In-Fact

ANNUAL REPORT ON FORM 10-K

ITEM 15

LIST OF FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULE

LIST OF EXHIBITS

YEAR ENDED OCTOBER 29, 2006

HORMEL FOODS CORPORATION

Austin, Minnesota

Item 15

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

HORMEL FOODS CORPORATION

FINANCIAL STATEMENTS

The following consolidated financial statements of Hormel Foods Corporation included in the Annual Stockholders’ Report for the year ended October 29, 2006, are incorporated herein by reference in Item 8 of Part II of this report:

Consolidated Statements of Financial Position—October 29, 2006, and October 30, 2005.

Consolidated Statements of Operations—Years Ended October 29, 2006, October 30, 2005, and October 30, 2004.

Consolidated Statements of Changes in Shareholders’ Investment—Years Ended October 29, 2006, October 30, 2005, and October 30, 2004.

Consolidated Statements of Cash Flows—Years Ended October 29, 2006, October 30, 2005, and October 30, 2004.

Notes to Financial Statements—October 29, 2006.

Report of Independent Registered Public Accounting Firm

FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statement schedule of Hormel Foods Corporation required pursuant to Item 15(c) is submitted herewith:

Schedule II - Valuation and Qualifying Accounts and Reserves...F-3

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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

HORMEL FOODS CORPORATION

(In Thousands)

		Additions
Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Describe		Deductions- Describe		Balance at End of Period

Valuation reserve deduction from assets account:

Fiscal year ended October 29, 2006
Allowance for
doubtful accounts					$937	(1)
receivable	$5,518	$(1,716)	$71	(5)	(986	)(2)	$3,922

Fiscal year ended October 30, 2005
Allowance for
doubtful accounts					$1,287	(1)
receivable	$4,600	$(1,233)	$1,120	(4)	(2,318	)(2)	$5,518

Fiscal year ended October 30, 2004
Allowance for
doubtful accounts					$560	(1)
receivable	$2,880	$1,285	$120	(3)	(875	)(2)	$4,600

Note (1) – Uncollectible accounts written off.

Note (2) – Recoveries on accounts previously written off.

Note (3) – Increase in the reserve due to the inclusion of Century Foods International accounts receivable.

Note (4) – Increase in the reserve due to the inclusion of Farmer John, Mexican Accent, and Mark-Lynn accounts receivable.

Note (5) – Increase in the reserve due to the inclusion of Valley Fresh accounts receivable.

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

3.1(1)	Certificate of Incorporation as amended to date. (Incorporated by reference to Exhibit 3A-1 to Hormel’s Annual Report on Form 10-K/A for the fiscal year ended October 28, 2000, File No. 001-02402.)

3.2(1)	Bylaws as amended to date. (Incorporated by reference to Exhibit 3.2 to Hormel’s Annual Report on Form 10-K for the fiscal year ended October 30, 2005, File No. 001-02402.)

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

10.2(1)(3)

Hormel Foods Corporation Supplemental Executive Retirement Plan (2005 Restatement.) (Incorporated by reference to Exhibit 10.1 to Hormel’s Current Report on Form 8-K dated September 18, 2006, File No. 001-02402.)

10.3(1)(3)	Hormel Foods Corporation 2000 Stock Incentive Plan (Amended 1-31-2006.) (Incorporated by reference to Exhibit 10.1 to Hormel’s Current Report on Form 8-K dated January 31, 2006, File No. 001-02402.)

10.4(1)(3)	Hormel Foods Corporation Long-Term Incentive Plan. (Incorporated by reference to Appendix B to Hormel’s definitive Proxy Statement filed on December 23, 1997, File No. 001-02402.)

10.5(1)(3)

Hormel Foods Corporation Supplemental Retirement Benefits Plan for the Benefit of Joel W. Johnson (1999 Restatement.) (Incorporated by reference to Exhibit 10.6 to Hormel’s Annual Report on Form 10-K for the fiscal year ended October 26, 2002, File No. 001-02402.)

10.6(1)(3)

Hormel Foods Corporation Executive Deferred Income Plan II (2005 Restatement.) (Incorporated by reference to Exhibit 10.3 to Hormel’s Current Report on Form 8-K dated September 18, 2006, File No. 001-02402.)

10.7(1)

Form of Indemnification Agreement for Directors and Officers. (Incorporated by reference to Exhibit 10.8 to Hormel’s Annual Report on Form 10-K for the fiscal year ended October 26, 2002, File No. 001-02402.)

10.8(1)(3)

Hormel Foods Corporation Nonemployee Director Deferred Stock Plan (Plan Adopted October 4, 1999; Amended and Restated September 18, 2006.) (Incorporated by reference to Exhibit 10.2 to Hormel’s Current Report on Form 8-K dated September 18, 2006, File No. 001-02402.)

10.9(1)(3)	Hormel Foods Corporation 2005 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 to Hormel’s Current Report on Form 8-K dated January 25, 2005, File No. 001-02402.)

10.10(1)(3)	Terms of Non-Executive Chairman of the Board. (Incorporated by reference to Item 1.01 of Hormel’s Current Report on Form 8-K dated November 21, 2005, File No. 001-02402.)

10.11(2)(3)

Hormel Survivor Income Plan for Executives (1993 Restatement.) (Plan Adopted November 1, 1993; Effective November 1, 1992; Amended by a First Amendment adopted effective February 1, 1995 and October 29, 2000; Amended by a Second Amendment adopted effective November 1, 2000; Amended by a Third Amendment adopted effective February 23, 2001; Amended by a Fourth Amendment adopted effective October 29, 2006.)

11.1(1)	Statement re: computation of per share earnings. (Included in Exhibit 13.1 filed with this Annual Report on Form 10-K for the fiscal year ended October 29, 2006.)

13.1(2)	Pages 17 through 61 of the Annual Stockholders’ Report for the fiscal year ended October 29, 2006.

18.1(1)

Preferability Letter Regarding Change in Accounting Principle. (Incorporated by reference to Exhibit 18.1 to Hormel’s Quarterly Report on Form 10-Q for the quarter ended January 29, 2006, File No. 001-02402.)

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