Form 10-Q
period 2007-01-28
HORMEL FOODS CORP /DE/
filed 2007-03-09
CIK 48465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended January 28, 2007	Commission File
Number 1-2402

HORMEL FOODS CORPORATION

Incorporated Under the Laws of the State of Delaware	I.R.S. Employer Identification No. #41-0319970

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 4, 2007
Common Stock	$.0586 par value	137,914,625
Common Stock Non-Voting	$.01 par value	-0-

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(In Thousands of Dollars)

	January 28,	October 29,
	2007	2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$115,003	$172,485
Short-term marketable securities	23,824	0
Accounts receivable	327,606	341,916
Inventories	584,113	570,932
Deferred income taxes	50,184	48,535
Prepaid expenses and other current assets	8,380	7,803
TOTAL CURRENT ASSETS	1,109,110	1,141,671

DEFERRED INCOME TAXES	8,765	7,387

GOODWILL	550,637	550,706

OTHER INTANGIBLES	149,605	147,975

NET PENSION ASSETS	64,600	66,097

INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	103,619	76,684

OTHER ASSETS	159,835	158,976

PROPERTY, PLANT AND EQUIPMENT
Land	48,697	46,854
Buildings	569,930	562,949
Equipment	1,129,422	1,110,315
Construction in progress	145,974	123,608
	1,894,023	1,843,726
Less allowance for depreciation	(956,600)	(932,916)
	937,423	910,810

TOTAL ASSETS	$3,083,594	$3,060,306

See notes to consolidated financial statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(In Thousands of Dollars)

	January 28,	October 29,
	2007	2006
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$237,272	$271,358
Accrued expenses	24,491	27,103
Accrued workers compensation	28,051	27,895
Accrued marketing expenses	86,840	68,503
Employee compensation	71,046	107,332
Taxes, other than federal income taxes	9,038	7,784
Dividends payable	20,652	19,361
Federal income taxes	42,665	55,312
Current maturities of long-term debt	6,342	366
TOTAL CURRENT LIABILITIES	526,397	585,014

LONG-TERM DEBT–less current maturities	350,035	350,054

ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION	271,519	271,240

OTHER LONG-TERM LIABILITIES	54,233	51,086

SHAREHOLDERS’ INVESTMENT
Preferred stock, par value $.01 a share—authorized 80,000,000 shares; issued—none
Common stock, non-voting, par value $.01 a share—authorized 200,000,000 shares; issued—none
Common stock, par value $.0586 a share—authorized 400,000,000 shares;
issued 137,850,202 shares January 28, 2007
issued 137,639,954 shares October 29, 2006	8,078	8,066
Additional paid-in capital	13,537	2,507
Accumulated other comprehensive loss	(15,222)	(17,996)
Retained earnings	1,876,014	1,821,202
	1,882,407	1,813,779
Shares held in treasury- 27,500 shares January 28, 2007 300,000 shares October 29, 2006	(997)	(10,867)
TOTAL SHAREHOLDERS’ INVESTMENT	1,881,410	1,802,912

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$3,083,594	$3,060,306

See notes to consolidated financial statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	January 28, 2007	January 29, 2006

Net sales	$1,504,083	$1,415,933
Cost of products sold	1,144,646	1,062,938
GROSS PROFIT	359,437	352,995

Expenses:
Selling and delivery	198,644	192,025
Administrative and general	41,910	57,720
TOTAL EXPENSES	240,554	249,745

Equity in earnings of affiliates	903	2,398
OPERATING INCOME	119,786	105,648

Other income and expense:
Interest and investment income	2,080	884
Interest expense	(6,358)	(6,232)
EARNINGS BEFORE INCOME TAXES	115,508	100,300
Provision for income taxes	40,183	31,024

NET EARNINGS	$75,325	$69,276

NET EARNINGS PER SHARE:
BASIC	$0.55	$0.50
DILUTED	$0.54	$0.50

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	137,533	137,898
DILUTED	139,567	139,339

DIVIDENDS DECLARED PER SHARE:	$0.15	$0.14

See notes to consolidated financial statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

	Three Months Ended
	January 28, 2007	January 29, 2006

OPERATING ACTIVITIES
Net earnings	$75,325	$69,276
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	28,171	27,568
Amortization of intangibles	2,938	2,492
Equity in earnings of affiliates	(1,136)	(2,196)
Provision for deferred income taxes	(2,664)	(4,848)
(Gain) Loss on property/equipment sales and plant facilities	(215)	89
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	19,842	25,696
Increase in inventories, prepaid expenses, and other current assets	(2,144)	(49,794)
Decrease (Increase) in net pension assets	1,464	(7,911)
Decrease in accounts payable and accrued expenses	(71,093)	(65,067)
Other	3,984	9,726
NET CASH PROVIDED BY OPERATING ACTIVITIES	54,472	5,031

INVESTING ACTIVITIES
Sale of available-for-sale securities	192,800	112,775
Purchase of available-for-sale securities	(216,624)	(93,075)
Acquisitions of businesses/intangibles	(13,020)	1,444
Purchases of property/equipment	(35,593)	(25,434)
Proceeds from sales of property/equipment	2,200	1,289
(Increase) Decrease in investments, equity in affiliates, and other assets	(25,894)	1,640
NET CASH USED IN INVESTING ACTIVITIES	(96,131)	(1,361)

FINANCING ACTIVITIES
Principal payments on short-term debt	(2,576)	0
Principal payments on long-term debt	(18)	(16)
Dividends paid on common stock	(19,223)	(17,914)
Share repurchase	0	(8,441)
Other	5,994	3,328
NET CASH USED IN FINANCING ACTIVITIES	(15,823)	(23,043)

DECREASE IN CASH AND CASH EQUIVALENTS	(57,482)	(19,373)
Cash and cash equivalents at beginning of year	172,485	131,046

CASH AND CASH EQUIVALENTS AT END OF QUARTER	$115,003	$111,673

See notes to consolidated financial statements

HORMEL FOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share and Percentage Amounts)
(Unaudited)

NOTE A                GENERAL

Basis of Presentation

The accompanying unaudited consolidated financial statements of Hormel Foods Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year.  The balance sheet at October 29, 2006, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2006.

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation and to conform to recent accounting pronouncements and guidance.  The reclassifications had no impact on net earnings as previously reported.

Income Taxes

The effective tax rate for the first quarter of fiscal 2007 was 34.8 percent compared to 30.9 percent for the comparable quarter of fiscal 2006.  The higher rate is primarily due to a discrete tax event recognized in the first quarter of fiscal 2006 to record the tax benefit related to a Medicare subsidy created under the provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

Guarantees

The Company enters into various agreements guaranteeing specified obligations of affiliated parties.  Currently, the Company provides a standby letter of credit for obligations of an affiliated party that may arise under worker compensation claims.  The Company’s guarantees either terminate in one year or remain in place until such time as the Company revokes the agreement.  Total guarantees provided by the Company, as of January 28, 2007, amounted to $1,940.  These potential obligations are not reflected in the Company’s consolidated statements of financial position.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  The pronouncement requires the funded status of a plan, measured as the difference between the fair value of plan assets and the benefit obligation, be recognized on a plan sponsor’s statement of financial position.  It also requires gains or losses that arise during the plan year to be recognized as a component of other comprehensive income to the extent they are not recognized in net periodic benefit cost during the year.  These provisions are effective for fiscal years ending after December 15, 2006.  For fiscal years ending after December 15, 2008, the pronouncement further requires plan sponsors to measure defined benefit plan assets and obligations as of the date of the plan sponsor’s fiscal year-end statement of financial position.  The Company will adopt the required provisions of this statement for the fiscal 2007 year end, and is currently assessing the impact of adopting this accounting standard.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006, and therefore the Company expects to adopt FIN 48 at the beginning of fiscal 2008.  The Company has not yet determined the impact of this accounting standard.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3.”  The pronouncement requires that all voluntary changes in accounting principle be reported by retrospectively applying the principle to all prior periods that are presented in the financial statements.  The statement was effective for fiscal years beginning after December 15, 2005, with early adoption permitted for changes made after issuance of the statement.  During the first quarter of fiscal 2006, the Company early adopted the provisions of SFAS No. 154 and reported a change in accounting principle for certain inventory items through the required retrospective application.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  The statement requires that entities measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award, as calculated using an accepted valuation model.  In addition, the statement rescinds the use of the prospective transition model for expensing employee stock options and accelerates expensing of new option grants for retirement-eligible individuals.  The Company adopted the provisions of this statement in the first quarter of fiscal 2006, and at that time recognized $9,200 of stock-based compensation expense primarily due to executive retirements and the expensing of new option grants to retirement-eligible individuals.

NOTE B                ACQUISITIONS

On November 10, 2006, the Company acquired the assets of Saag’s Products, Inc. (Saag’s) for a preliminary purchase price of $12,447 in cash, plus the assumption of certain liabilities.  Saag’s is based in San Leandro, California, and is a processor and marketer of branded, premium quality gourmet sausages and specialty smoked meats.  The acquisition provides opportunities to expand the Company’s production capacity, and to enhance the product portfolio within the Refrigerated Foods segment.  The purchase price is preliminary pending final working capital valuations and appraisals, and the accrual of potential earn-outs that may be earned over the five year period following the acquisition.

On December 15, 2006, the Company completed the acquisition of Provena Foods Inc. (Provena).  Provena was a publicly traded company based in Chino, California, and provides pepperoni and pasta to pizza makers and packaged food manufacturers.  Under the terms of the agreement, each outstanding share of Provena common stock was converted into 0.08 shares of Hormel Foods Corporation common stock, resulting in the issuance of 287,473 shares of the Company’s common stock at $38.12 per share.  The transaction has a total preliminary value of $11,604 in cash and stock, plus the assumption of various liabilities.  The acquisition is expected to strengthen the capabilities of the Refrigerated Foods segment by providing additional production capacity. The transaction value is preliminary pending final appraisals.

Operating results for each acquisition above are included in the Company’s consolidated statements of operations from the date of acquisition.  Pro forma results are not presented, as the acquisitions are not considered material, individually or in the aggregate, to the consolidated Company.

NOTE C                STOCK-BASED COMPENSATION

The Company has stock incentive plans for employees and non-employee directors, including stock options and nonvested shares. The Company’s policy is to grant options with the exercise price equal to the market price of the common stock on the date of grant.  Ordinary options vest over periods ranging from six months to four years and expire ten years after the grant date.  The Company recognizes stock-based compensation expense ratably over the shorter of the requisite service period or vesting period.  The fair value of stock-based compensation granted to retirement-eligible individuals is expensed at the time of grant.

During the first quarter of fiscal 2007, the Company made a one-time grant of 100 stock options to each active, full-time employee of the Company on January 8, 2007.  This grant vests upon the earlier of five years or attainment of a closing stock price of $50.00 per share for five consecutive trading days, and expires ten years after the grant date.

A reconciliation of the number of options outstanding and exercisable (in thousands) as of January 28, 2007, and changes during the quarter then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at 10/29/06	8,823	$24.81
Granted	2,957	37.91
Exercised	(325)	16.67
Forfeited	(2)	30.88
Outstanding at 1/28/07	11,453	$28.43	6.89	$104,039
Exercisable at 1/28/07	6,554	$23.44	5.18	$91,279

The weighted-average grant date fair value of stock options granted, and the total intrinsic value of options exercised during the first quarter of the past two fiscal years, is as follows:

	Three Months Ended
	January 28, 2007	January 29, 2006
Weighted-average grant date fair value	$9.37	$9.24
Intrinsic value of exercised options	$7,082	$11,243

The fair value of each ordinary option award is calculated on the date of grant using the Black-Scholes valuation model.  The fair value of the one-time option award made to all active, full-time employees during the first quarter of fiscal 2007 was calculated using a lattice-based model due to the inclusion of the performance condition that could accelerate vesting.  Weighted-average assumptions used in calculating the fair value of options granted during the first quarter of fiscal years 2007 and 2006 are as follows:

	Three Months Ended
	January 28, 2007	January 29, 2006
Risk-Free Interest Rate	4.6%	4.5%
Dividend Yield	1.6%	1.7%
Stock Price Volatility	21.0%	21.0%
Expected Option Life	6.5 years	8.0 years

As part of the annual valuation process, the Company reassesses the appropriateness of the inputs used in the valuation models.  The Company establishes the risk-free interest using stripped U.S. Treasury yields as of the grant date where the remaining term is approximately the expected life of the option.  The dividend yield is set based on the dividend rate approved by the Company’s Board of Directors and the stock price on the grant date.  The expected volatility assumption is set based primarily on historical volatility.  As a reasonableness test, implied volatility from exchange traded options is also examined to validate the volatility range obtained from the historical analysis.  The expected life assumption is set based on an analysis of past exercise behavior by option holders.  In performing the valuations for ordinary options grants, the Company has not stratified option holders as exercise behavior has historically been consistent across all employee groups.  For the valuation of the one-time options grant made during the first quarter of fiscal 2007, the Company assumed early exercise behavior for a portion of the employee population.

The Company’s nonvested shares vest after five years or upon retirement.  A reconciliation of the nonvested shares (in thousands) as of January 28, 2007, and changes during the quarter then ended, is as follows:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at 10/29/06	99	$32.16
Vested	(54)	31.64
Nonvested at 1/28/07	45	$32.78

The weighted-average grant date fair value of nonvested shares granted, the total fair value of nonvested shares granted, and the fair value of shares that have vested during the first quarter of fiscal years 2007 and 2006, is as follows:

	Three Months Ended
	January 28, 2007	January 29, 2006
Weighted-average grant date fair value	—	$33.25
Fair value of nonvested shares granted	—	$1,663
Fair value of shares vested	$1,701	$2,924

Stock-based compensation expense, along with the related income tax benefit, for the first quarter of fiscal years 2007 and 2006 is presented in the table below.  The expense for the first quarter of fiscal 2007 includes $1,762 related to the one-time grant of 100 stock options to all active, full-time employees.

	Three Months Ended
	January 28, 2007	January 29, 2006
Stock-based compensation expense recognized	$7,264	$12,110
Income tax benefit recognized	(2,761)	(4,540)
After-tax stock-based compensation expense	$4,503	$7,570

At January 28, 2007, there was $24,726 of total unrecognized compensation expense from stock-based compensation arrangements granted under the plans.  This compensation is expected to be recognized over a weighted-average period of approximately 3.5 years.  During the first three months of fiscal years 2007 and 2006, cash received from stock option exercises was $2,879 and $1,564, respectively.  The total tax benefit to be realized for tax deductions from these option exercises was $2,692 and $4,215, respectively.  The amounts reported for tax deductions for option exercises in the first quarters of 2007 and 2006 include $2,565 and $1,845, respectively, of excess tax benefits which are included in “Other” under financing activities on the Consolidated Statements of Cash Flows (with an offsetting amount in other operating activities).

Shares issued for option exercises may be either authorized but unissued shares, or shares of treasury stock acquired in the open market or otherwise.  Nonvested shares issued are shares of treasury stock.

NOTE D                 GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill for the three month period ended January 28, 2007, are presented in the table below.  The reclassification in the first quarter of 2007 represents the movement of the Dan’s Prize operating segment from All Other to Refrigerated Foods.  See additional discussion in Note K.

	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	All Other	Total
Balance as of October 29, 2006	$124,367	$25,956	$203,214	$194,817	$2,352	$550,706
Goodwill acquired	—	3	—	—	—	3
Purchase adjustments	4	(76)	—	—	—	(72)
Reclassifications		1,678			(1,678)	0
Balance as of January 28, 2007	$124,371	$27,561	$203,214	$194,817	$674	$550,637

The gross carrying amount and accumulated amortization for definite-lived intangible assets are presented below.  Intangible assets with a gross carrying value of $2,502 were added during the quarter related to the acquisitions of Saag’s and Provena.

	January 28, 2007		October 29, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete covenants	$18,630	$(11,070)	$19,310	$(11,103)
Formulas & recipes	18,415	(7,667)	20,875	(9,574)
Proprietary software & technology	17,890	(4,381)	17,040	(3,831)
Customer lists/relationships	11,954	(3,388)	11,300	(3,093)
Distribution network	4,120	(1,405)	3,700	(1,303)
Purchase & supply agreements	2,228	(1,963)	2,460	(2,096)
Other intangibles	8,162	(3,129)	7,992	(2,845)
Total	$81,399	$(33,003)	$82,677	$(33,845)

Amortization expense for the three months ended January 28, 2007, and January 29, 2006, was $2,938 and $2,492, respectively.

Estimated annual amortization expense for the five fiscal years after October 29, 2006 is as follows:

2007	$11,444
2008	8,540
2009	6,878
2010	6,029
2011	5,166

The carrying amounts for indefinite-lived intangible assets are presented in the table below.  The increase during the quarter represents trademarks acquired from Saag’s and Provena.

	January 28, 2007	October 29, 2006
Brand/tradename/trademarks	$93,225	91,159
Other intangibles	7,984	7,984
Total	$101,209	$99,143

NOTE E                SHIPPING AND HANDLING COSTS

Shipping and handling costs are recorded as selling and delivery expenses.  Shipping and handling costs were $102,376 for the three months ended January 28, 2007, compared to $100,892 for the three months ended January 29, 2006.

NOTE F                EARNINGS PER SHARE DATA

The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended
	January 28, 2007	January 29, 2006

Basic weighted-average shares outstanding	137,533	137,898

Dilutive potential common shares	2,034	1,441

Diluted weighted-average shares outstanding	139,567	139,339

NOTE G                COMPREHENSIVE INCOME

Components of comprehensive income, net of taxes, are:

	Three Months Ended
	January 28, 2007	January 29, 2006

Net earnings	$75,325	$69,276
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	(381)	0
Deferred gain (loss) on hedging	611	(814)
Reclassification adjustment into net earnings	1,230	(1,563)
Foreign currency translation	1,314	1,679
Other comprehensive income (loss)	2,774	(698)
Total comprehensive income	$78,099	$68,578

NOTE H                INVENTORIES

Principal components of inventories are:

	January 28, 2007	October 29, 2006
Finished products	$301,367	$308,509
Raw materials and work-in-process	170,634	153,189
Materials and supplies	112,112	109,234

Total	$584,113	$570,932

NOTE I                  DERIVATIVES AND HEDGING

The Company uses hedging programs to manage price risk associated with commodity purchases and foreign currency transactions.  These programs utilize futures contracts and swaps to manage the Company’s exposure to price fluctuations in the commodities markets and fluctuations in foreign currencies. The Company has determined its hedge programs to be highly effective in offsetting the changes in fair value or cash flows generated by the items hedged.

Cash Flow Hedge:  The Company from time to time utilizes corn and soybean meal futures to offset the price fluctuation in the Company’s future direct grain purchases, and has entered into various NYMEX-based swaps to hedge the purchase of natural gas at certain plant locations.  The Company also utilizes currency futures contracts to reduce its exposure to fluctuations in foreign currencies for certain foreign-denominated transactions.  The financial instruments are designated and accounted for as cash flow hedges, and the Company measures the effectiveness of the hedges on a regular basis. Effective gains or losses related to these cash flow hedges are reported as other comprehensive income (loss) and reclassified into earnings, through cost of products sold (commodity positions) or net sales (currency futures), in the period or periods in which the hedged transactions affect earnings.  The Company typically does not hedge its grain and currency exposure beyond 24 months and its natural gas exposure beyond 36 months.

As of January 28, 2007, the Company has included in “Accumulated other comprehensive loss,” hedging gains of $379 (net of tax) relating to its positions.  The Company expects to recognize the majority of these gains over the next 12 months.  Losses in the amount of $1,982, before tax, were reclassified into earnings in the first quarter of 2007, compared to gains of $2,508, before tax, in the first quarter of fiscal 2006.  There were no gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges.

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

As of January 28, 2007, the fair value of the Company’s futures contracts included on the statement of financial position was $(18,934).  Losses on closed futures contracts in the amount of $7,951, before tax, were recognized in earnings during the first quarter of 2007, compared to gains of $1,393, before tax, in the first quarter of fiscal 2006.  There were no gains or losses recognized into earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.

Other:  As of January 28, 2007, the Company held certain futures contract positions as part of a merchandising program designed to enhance the margins of company-owned livestock.  The company has not applied hedge accounting to these positions.  During the first quarter of fiscal 2007, the Company recorded a charge of $397 through cost of products sold to record these contracts at their fair value.

NOTE J                PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Net periodic benefit cost for pension and other postretirement benefit plans consists of the following:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	January 28, 2007	January 29, 2006	January 28, 2007	January 29, 2006
Service cost	$4,750	$5,629	$748	$875
Interest cost	10,638	10,149	5,767	5,409
Expected return on plan assets	(13,376)	(12,792)
Amortization of prior service cost	(29)	228	1,433	1,413
Recognized actuarial loss	1,466	2,519	922	883
Settlement charge	0	7,286
Net periodic cost	$3,449	$13,019	$8,870	$8,580

The $7,286 charge recognized in the first quarter of fiscal 2006 represented partial settlements on non-qualified plans resulting from executive retirements.

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

The Grocery Products segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market.  This segment also includes the results of Valley Fresh, Inc. (Valley Fresh) branded products, acquired in the second quarter of fiscal 2006, and Arriba Foods, Inc. (Mexican Accent).

The Refrigerated Foods segment includes the business units of Meat Products, Foodservice, and Saag’s, acquired in November 2006.  Clougherty Packing, LLC (Farmer John) is also an operating segment within Refrigerated Foods.  This segment consists primarily of the processing, marketing, and sale of branded and unbranded pork products for retail, foodservice, and fresh product customers.  This segment also includes the 51 percent owned Precept Foods, LLC joint venture, which offers fresh, case-ready, branded pork and beef products to its retail customers.  The Meat Products business unit includes the results of operations for Lloyd’s Barbeque Company (Lloyd’s), and the Foodservice business unit includes the results of operations for Provena (acquired in December 2006).  Due to the similarity of operations, product lines, and common management structure, the Dan’s Prize operating segment is also included in Refrigerated Foods beginning in fiscal 2007.  Dan’s Prize was previously reported in the All Other segment, and all prior year information has been reclassified to reflect this change.

The Jennie-O Turkey Store segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for retail, foodservice, and fresh product customers.

The Specialty Foods segment includes the Diamond Crystal Brands, Century Foods International, and Hormel Specialty Products operating segments.  This segment consists of the packaging and sale of various sugar and sugar substitute products, salt and pepper products, dessert mixes, gelatin products, and private label canned meats to retail and foodservice customers.  This segment also includes the processing, marketing, and sale of nutritional food products and supplements to hospitals, nursing homes, and other marketers of nutritional products.  Diamond Crystal Brands includes the results of operations for Hormel HealthLabs and Mark-Lynn Foods Inc. (Mark-Lynn).  Specialty Products also includes the results for Valley Fresh private label products.

The All Other segment includes the Hormel Foods International operating segment, which manufactures, markets, and sells Company products internationally.  This segment also includes various miscellaneous corporate sales.  As noted above, this segment previously included Dan’s Prize, which became an operating segment of Refrigerated Foods beginning in fiscal 2007.

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

Sales and operating profits for each of the Company’s business segments and reconciliation to earnings before income taxes are set forth below.  The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets.  Therefore, we do not represent that these segments, if operated independently, would report the operating profit and other financial information shown below.

	Three Months Ended
	January 28, 2007	January 29, 2006
Sales to Unaffiliated Customers
Grocery Products	$206,216	$203,957
Refrigerated Foods	797,972	759,121
Jennie-O Turkey Store	276,614	267,046
Specialty Foods	177,079	151,162
All Other	46,202	34,647
Total	$1,504,083	$1,415,933

Intersegment Sales
Grocery Products	$0	$0
Refrigerated Foods	290	551
Jennie-O Turkey Store	19,168	17,502
Specialty Foods	26	33
All Other	0	0
Total	$19,484	$18,086
Intersegment elimination	(19,484)	(18,086)
Total	$0	$0

Net Sales
Grocery Products	$206,216	$203,957
Refrigerated Foods	798,262	759,672
Jennie-O Turkey Store	295,782	284,548
Specialty Foods	177,105	151,195
All Other	46,202	34,647
Intersegment elimination	(19,484)	(18,086)
Total	$1,504,083	$1,415,933

Segment Operating Profit
Grocery Products	$32,984	$32,769
Refrigerated Foods	41,942	38,711
Jennie-O Turkey Store	29,971	39,679
Specialty Foods	18,042	10,328
All Other	6,474	3,926
Total segment operating profit	$129,413	$125,413

Net interest and investment income	(4,278)	(5,348)
General corporate expense	(9,627)	(19,765)

Earnings before income taxes	$115,508	$100,300

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (In Thousands of Dollars, Except Per Share Amounts)

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s Critical Accounting Policies, as disclosed in its Annual Report on Form 10-K for the year ended October 29, 2006.

RESULTS OF OPERATIONS
Overview

The Company is a processor of branded and unbranded food products for retail, foodservice, and fresh product customers.  It operates in five segments as described in Note K in the Notes to Consolidated Financial Statements in this Form 10-Q.

The Company earned $0.54 per diluted share in the first quarter of fiscal 2007, compared to $0.50 per diluted share in the first quarter of fiscal 2006.  Significant factors impacting the quarter were:

•                  Specialty Foods delivered strong results for the quarter, with sales and operating profit increases across all three operating segments.

•                  The Hormel Foods International operating segment reported another strong quarter, driven by growth in retail and foodservice export sales.

•                  A significant increase in grain markets caused operating profit declines, most notably in the Jennie-O Turkey Store segment, and in certain units within Refrigerated Foods.  Growth in value-added product lines offset a portion of these cost increases.

•                  Grocery Products reported lower than expected results, primarily due to reduced sales in core product lines.

•                  The Company announced a one-time grant of 100 stock options to each active, full-time employee as of January 8, 2007.

Consolidated Results

Net earnings for the first quarter of fiscal 2007 increased 8.7 percent to $75,325 compared to $69,276 in the same quarter of 2006.  Diluted earnings per share for the quarter increased to $0.54 from $0.50 last year.

Net sales for the first quarter of fiscal 2007 increased 6.2 percent to $1,504,083 from $1,415,933 in 2006.  Tonnage increased 5.8 percent to 1,123 million lbs. for the first quarter compared to 1,062 million lbs. in the same quarter of last year.  Net sales and tonnage comparisons for the first quarter were positively impacted by the second quarter 2006 acquisition of Valley Fresh, and the first quarter 2007 acquisitions of Saag’s and Provena.  On a combined basis, these acquisitions contributed $18,459 of net sales and 10.8 million lbs. of tonnage to the first quarter 2007 results.  Excluding the impact of these acquisitions, net sales and tonnage showed increases of 4.9 percent and 4.7 percent, respectively, compared to the first quarter of fiscal 2006.

Gross profit for the first quarter of fiscal 2007 was $359,437 compared to $352,995 for the same quarter last year.  Gross profit as a percentage of net sales for the first quarter decreased to 23.9 percent from 24.9 percent in the first quarter of the prior year.  Significantly higher grain markets impacted margins during the quarter, most notably in the Jennie-O Turkey Store segment, where feed related costs increased over $10,000 compared to the prior year first quarter.  The impact of grain markets also began to have an adverse impact on the Company’s input costs on live hogs.  Improvements in the Specialty Foods and All Other segments partially offset these higher costs, as well as value-added growth across all of the Company’s segments.  The Company expects the higher grain costs to continue throughout fiscal 2007.  Advances in pricing, continued focus on value-added product growth, and cost containment initiatives will all be pursued in future quarters to mitigate the impact of these higher costs.

Selling and delivery expenses for the first quarter of fiscal 2007 were $198,644 compared to $192,025 in the prior year.  This increase included a $1,484 increase in shipping and handling expenses.  Although some relief in freight costs was realized during the quarter, warehousing and brokerage costs were up across all business segments.  Additional stock option expense of approximately $1,100 over the prior year also contributed to the increase.  As a percentage of net sales, selling and delivery expenses decreased to 13.2 percent for the fiscal 2007 first quarter compared to 13.6 percent in the comparable quarter of 2006.  Approximately $2,500 was reflected in selling and delivery expense in the first quarter of fiscal 2006 related to settlements on non-qualified plans resulting from executive retirements.  The Company’s marketing investment also decreased slightly to 2.3 percent of net sales from 2.4 percent in 2006, however, additional support behind Hormel branded product lines is anticipated in upcoming quarters.  The Company expects selling and delivery expenses, as a percentage of net sales, to approximate 13.1 percent for fiscal year 2007.

Administrative and general expenses decreased to $41,910 for the quarter from $57,720 in fiscal 2006.  As a percentage of net sales, administrative and general expenses for the first quarter were 2.8 percent, compared to 4.1 percent in the first quarter of 2006.  The first quarter of fiscal 2006 included $9,200 of stock option expense recorded under SFAS 123(R) (Share-Based Payment), primarily due to retirements and expensing of new option grants to retirement-eligible individuals, and approximately $3,800 for expenses related to partial settlements on non-qualified plans resulting from executive retirements.  Partially offsetting these charges was stock option expense of approximately $2,000 in fiscal 2007 related to new option grants to retirement-eligible individuals, and $1,762 of expense related to the one-time grant of 100 stock options to all active, full-time employees.  Lower corporate expenses, including bad debts, transportation charges, and professional fees also contributed to the decrease compared to fiscal 2006.  The Company expects administrative and general expenses to remain at current levels and to approximate 2.8 percent of net sales for the 2007 fiscal year.

Equity in earnings of affiliates was $903 for the first quarter, compared to $2,398 last year.  This earnings line reflects decreases across all of the Company’s joint ventures, most significantly the Company’s 49.0 percent owned joint venture, Carapelli USA, LLC (down $518), and the Company’s 40.0 percent owned Philippine joint venture, Purefoods-Hormel Company (down $241).  Minority interests in the Company’s consolidated investments are also reflected in these figures, resulting in decreased earnings of $435 compared to the first quarter of fiscal 2006.

The effective tax rate for the first quarter of fiscal 2007 was 34.8 percent compared to 30.9 percent for the comparable quarter of fiscal 2006.  The lower rate in fiscal 2006 was due to $3,369 of discrete tax benefits recognized in the first quarter, primarily due to the tax benefit related to a Medicare subsidy.  The Company expects a full year effective tax rate between 35.3 and 35.8 percent for fiscal 2007.

Segment Results

Net sales and operating profits for each of the Company’s segments are set forth below.  As noted above, Dan’s Prize became an operating segment of Refrigerated Foods beginning in fiscal 2007 (previously reported in the All Other segment).  All prior year information has been reclassified to reflect this change.  The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets.  Therefore, we do not represent that these segments, if operated independently, would report the operating profit and other financial information shown below.  Additional segment financial information can be found in Note K of the Notes to Consolidated Financial Statements.

	Three Months Ended
	January 28, 2007	January 29, 2006	% Change
Net Sales
Grocery Products	$206,216	$203,957	1.1
Refrigerated Foods	797,972	759,121	5.1
Jennie-O Turkey Store	276,614	267,046	3.6
Specialty Foods	177,079	151,162	17.1
All Other	46,202	34,647	33.4
Total	$1,504,083	$1,415,933	6.2

Segment Operating Profit
Grocery Products	$32,984	$32,769	0.7
Refrigerated Foods	41,942	38,711	8.3
Jennie-O Turkey Store	29,971	39,679	(24.5)
Specialty Foods	18,042	10,328	74.7
All Other	6,474	3,926	64.9

Total segment operating profit	$129,413	$125,413	3.2
Net interest and investment income	(4,278)	(5,348)	20.0
General corporate expense	(9,627)	(19,765)	51.3

Earnings before income taxes	$115,508	$100,300	15.2

Grocery Products

The Grocery Products segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market.  This segment also includes the results of Valley Fresh, Inc. (Valley Fresh) branded products, acquired in the second quarter of fiscal 2006, and Arriba Foods, Inc. (Mexican Accent).

Grocery Products net sales and tonnage increased 1.1 and 1.0 percent, respectively, for the first quarter compared to the same period in fiscal year 2006.  The Valley Fresh acquisition contributed $8,582 to net sales and 4,073,000 lbs. to tonnage for the quarter.  Excluding the impact of this acquisition, net sales decreased 3.1 percent for the quarter, while tonnage decreased 2.2 percent.  Segment profit for the quarter increased 0.7 percent compared to year ago results.

Poor performance by some of the segment’s core brands offset strong results in other categories.  Leading the declines were Stagg chili (down 1,189,000 lbs. or 17.4 percent), the SPAM family of products (down 574,000 lbs. or 3.8 percent), and Dinty Moore canned products (down 415,000 lbs. or 3.0 percent).  The decline in Stagg chili reflects the repositioning from a national to regional brand, as well as a planned shift away from heavily discounted promotions used during fiscal 2006. The segment’s ethnic brands category also reported lower results for the quarter compared to a year ago (down 1,410,000 lbs. or 5.1 percent).  The ethnic category was driven downward by poor results on Chi Chi’s sauces and Carapelli olive oil.

Helping to offset these core product losses was continued strength from the microwave and bacon toppings categories.  The microwave category was up 756,000 lbs. or 4.7 percent, and the bacon toppings category increased 223,000 lbs. or 13.4 percent for the quarter compared to a year ago.  Branding and packaging efforts for microwave trays have been completed, with a new product line under the Compleats brand expected to ship in the second quarter.  Production improvements on Hormel bacon toppings have also been completed, resulting in a consumer preferred product.

Refrigerated Foods

The Refrigerated Foods segment includes the business units of Meat Products, Foodservice, and Saag’s Products, Inc. (Saag’s), acquired in November 2006.  Clougherty Packing, LLC (Farmer John) is also an operating segment within Refrigerated Foods.  This segment consists primarily of the processing, marketing, and sale of branded and unbranded pork products for retail, foodservice, and fresh product customers.  This segment also includes the 51 percent owned Precept Foods, LLC joint venture, which offers fresh, case-ready, branded pork and beef products to its retail customers.  The Meat Products business unit includes the results of operations for Lloyd’s Barbeque Company (Lloyd’s), and the Foodservice business unit includes the results of operations for Provena Foods Inc. (Provena), acquired in December 2006.  Due to the similarity of operations, product lines, and common management structure, the Dan’s Prize operating segment is also included in Refrigerated Foods beginning in fiscal 2007.  Dan’s Prize was previously reported in the All Other segment, and all prior year information has been reclassified to reflect this change.

Net sales by the Refrigerated Foods segment increased 5.1 percent, and tonnage increased 4.0 percent, for the fiscal 2007 first quarter compared to the comparable fiscal 2006 period.  Net sales and tonnage comparisons were positively impacted by the fiscal 2007 acquisitions of Saag’s and Provena. These acquisitions contributed a combined $7,793 of net sales and 3.8 million lbs. of tonnage to the first quarter results.  Excluding the impact of these acquisitions, net sales and tonnage increased 4.1 and 3.4 percent, respectively, compared to the first quarter of fiscal 2006.

Segment profit for Refrigerated Foods increased 8.3 percent for the quarter compared to last year’s comparable period.  The Company’s hog processing for the first quarter increased 5.0 percent to 2,372,000 hogs from 2,259,000 hogs for the first quarter last year.  Pork margins remained comparable to the prior year, as hog costs increased 2.6 percent while cutout values increased 2.3 percent.  Higher grain input costs also began to affect input costs on live hogs, but strong growth in value-added products offset this impact during the first quarter.  Entering the second quarter, the Company expects hog prices and grain input costs to continue to rise, which will further pressure margins.  Price increases on several product categories will be pursued in the second quarter to offset a portion of these rising costs.

The Meat Products processed business (retail and deli) was a strong contributor to growth for the segment.  Notable gains over the prior year first quarter were reported on several retail product lines, led by mid-tier hams (up 3,541,000 lbs. or 49.7 percent), sliced pepperoni (up 501,000 lbs. or 9.6 percent), flavored meats (up 449,000 lbs. or 6.1 percent), and convenience bacon (up 151,000 lbs. or 6.0 percent).  In the deli category, key product lines reporting growth over the prior year first quarter included Hormel party trays (up 999,000 lbs. or 29.9 percent) and DiLusso Deli Company products (up 198,000 lbs. or 16.2 percent).  Hormel Natural Choice lunchmeats also continue to gain distribution, contributing 1,978,000 lbs. in the first quarter.  Due to the strong acceptance of lunchmeats, sliced roast beef, chicken strips, bacon, and Canadian bacon have now been added to the Natural Choice line of products.

The Foodservice business unit also had a strong first quarter, with operating profit up 14.8 percent over the prior year.  Branded tonnage increased 3.6 percent over the first quarter of 2006, with seven of fifteen product categories reporting growth over fiscal 2006.  Categories posting the strongest gains included premium pork (up 678,000 lbs. or 16.0 percent), pizza toppings (up 1,157,000 lbs. or 13.1 percent), and the BBQ/café h category (up 287,000 lbs. or 9.8 percent).  The Provena acquisition also contributed 2,456,000 lbs. to the quarter.

The Precept Foods, LLC joint venture reported improved results in the first quarter, as it continued to rollout additional products to existing customers.  Tonnage for case-ready beef and pork products increased 1,567,000 lbs. or 20.6 percent compared to the prior year first quarter.  The current rollout is expected to be completed during the second quarter of fiscal 2007.

Farmer John reported substantial declines in operating profit compared to the prior year, as they continued to experience higher feed costs, lower production volumes, and mortality issues at its hog production facilities.  Some improvements were realized on retail margins due to successful testing of higher pricing in several core categories and improved trade spending efficiency.  The Company continues to pursue strategies that will convert this business to a more value-added product mix and enhance profitability.  Additional synergies should also be realized during fiscal 2007, as Farmer John is a good geographic fit to supply raw materials to the newly acquired Saag’s and Provena businesses.

Dan’s Prize, the Company’s wholly owned marketer and seller of beef products, reported strong first quarter results, with tonnage up 832,000 lbs. or 18.7 percent from fiscal year 2006.  Operating profit increased 100.1 percent over the first quarter of fiscal 2006.  Fed cattle market declines lowered raw material costs in the first two periods of the quarter, and decreases in freight and utilities also improved profit results compared to the prior year.

Jennie-O Turkey Store

The Jennie-O Turkey Store (JOTS) segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for retail, foodservice, and fresh product customers.

JOTS net sales increased 3.6 percent and tonnage increased 1.1 percent compared to first quarter 2006, despite a 7.3 million lb. reduction in harvest volume.  Net sales and volume increases reflected higher whole bird pricing and an improved value-added versus commodity product mix.  For the quarter, value-added volume grew 11.5 percent, while commodity volume declined 15.3 percent compared to a year ago.

Segment profit for JOTS decreased 24.5 percent for the first quarter compared to fiscal 2006.  Continued growth in the value-added divisions and improvements in both live production and operations were unable to offset higher feed costs and feed-related grow partner costs.  Feed costs per ton for the quarter were up 16.3 percent over the prior year.  In addition, the strong value-added product demand and lower harvest volume of company-owned birds caused the Company to acquire more meat on the outside market at a cost higher than internal production.  The reduction in harvest volume for the quarter was largely the result of lower bird weights for heavy tom turkeys harvested.

All three value-added business units continued to increase their overall revenue growth through improved pricing, new distribution of existing product lines, and continued success in new product development.  In the retail unit, revenue and sales tonnage for the quarter were up 11.0 percent and 10.2 percent, respectively, compared to the prior year.  Product lines reflecting strong first quarter increases over the prior year were Jennie-O Turkey Store branded fresh whole birds (up 2,507,000 lbs. or 18.5 percent), the Jennie-O Turkey Store Oven Ready product line (up 377,000 lbs. or 32.9 percent), Jennie-O Turkey Store frozen turkey burgers (up 590,000 lbs. or 24.0 percent), and the Jennie-O Turkey Store retail traypack line (up 503,000 lbs. or 3.2 percent).

In the deli unit, revenue and sales tonnage for the quarter increased 13.0 percent and 9.9 percent, respectively, versus the comparable prior year period.  Growth continued for the Jennie-O Turkey Store rotisserie category, up 904,000 lbs. or 25.2 percent compared to the prior year first quarter.  Growth was also noted on deli premium products, including Jennie-O Turkey Store premium roasts (up 675,000 lbs. or 48.7 percent), and the Jennie-O Turkey Store Homestyle line (up 607,000 lbs. or 20.5 percent).

The foodservice unit had another excellent quarter with 14.7 percent revenue growth and 14.2 percent sales tonnage improvement in comparison with the prior year first quarter.  Turkey burgers continued to demonstrate excellent acceptance in the casual dining segment (up 677,000 lbs. or 82.4 percent).

Looking ahead, the Company expects turkey production to increase modestly in 2007, and for that increase to be absorbed by higher demand.  For the second quarter and fiscal year, the segment’s principal challenge will be the escalating grain prices, which are expected to remain high and cause a systemic change throughout the industry.  To compensate for this, the segment will continue to pursue advances in pricing, retain its focus on developing new value-added products, and seek cost containment opportunities.

Specialty Foods

The Specialty Foods segment includes the Diamond Crystal Brands (DCB), Century Foods International (CFI), and Hormel Specialty Products (HSP) operating segments.  This segment consists of the packaging and sale of various sugar and sugar substitute products, salt and pepper products, dessert mixes, gelatin products, and private label canned meats to retail and foodservice customers.  This segment also includes the processing, marketing, and sale of nutritional food products and supplements to hospitals, nursing homes, and other marketers of nutritional products.  DCB includes the results of operations for Hormel HealthLabs and Mark-Lynn Foods Inc. (Mark-Lynn).  Specialty Products also includes the results for Valley Fresh private label products.

Specialty Foods net sales were up 17.1 percent and tonnage increased 18.0 percent compared to the first quarter of 2006.  The acquisition of Valley Fresh added $2,084 to net sales and 2,898,000 lbs. to tonnage for the quarter.  Excluding the impact from this acquisition, net sales and tonnage increased 15.8 and 15.9 percent, respectively, compared to last year.  Strong results were reported by all three operating segments for the quarter compared to last year.

Growth in net sales was distributed across a wide range of product categories during the quarter.  In HSP, demand for contract manufacturing continued to be strong.  Results were driven by canned meats, microwave cups, and dairy blends.  DCB also reported strong top line growth for the quarter with double digit increases in sales for all three of its major product categories.  Sugar substitutes, cheese and red pepper, and liquid portions all performed well during the quarter.  Net sales growth was most pronounced within CFI, as substantial growth was reported in ready-to-drink products.

Specialty Foods segment profit increased 74.7 percent compared to last year, driven primarily by strong margin results during the quarter. As a percentage of net sales, operating profit increased to 10.2 percent from 6.8 percent last year.  The segment also benefited from higher capacity utilization at CFI, flat selling and delivery expenses due to lower freight costs, and a gain from the sale of an office building.

We expect growth in this segment to continue for the remainder of fiscal 2007, although at levels more consistent with our stated total company growth objectives.

All Other

The All Other segment includes the Hormel Foods International (HFI) operating segment, which manufactures, markets, and sells Company products internationally.  This segment also includes various miscellaneous corporate sales.  As noted above, this segment previously included Dan’s Prize, which became an operating segment of Refrigerated Foods beginning in fiscal 2007.

All Other net sales increased 33.4 percent for the quarter compared to the comparable fiscal 2006 period, and segment profit increased 64.9 percent compared to prior year results.  The improved results were driven by strong export sales across both the retail and foodservice channels within HFI.  Exports of value-added fresh pork increased 5.1 million lbs. or 42.0 percent compared to the prior year, as more picnics were used internally in the first quarter of 2006.  Margins on Stagg chili exports, up 113.9 percent compared to the prior year first quarter, also contributed to the increased profits.  While the Company’s China operations continue to experience significant revenue growth, higher input costs have constricted margins.

Unallocated Income and Expenses

The Company does not allocate investment income, interest expense, and interest income to its segments when measuring performance.  The Company also retains various other income and unallocated expenses at corporate.  These items are included in the segment table for the purpose of reconciling segment results to earnings before income taxes.

Net interest and investment income was a net expense of $4,278 for the quarter compared to a net expense of $5,348 for the comparable period of 2006.  Policy charges incurred during the first quarter of fiscal 2007 exceeded investment returns on the Company’s rabbi trust for supplemental executive retirement plans and deferred income plans, resulting in a decrease in income compared to the prior year.  Offsetting this decrease were a gain on the sale of securities and lower write-downs of the Company’s investments during the quarter compared to the prior year.  Interest expense of $6,358 for the first quarter increased from $6,232 in the prior year due to short-term debt assumed in the Provena acquisition.  The remaining debt assumed will be repaid during the second quarter, and the Company anticipates that interest expense will approximate $24,000 for fiscal 2007.

General corporate expense for the first quarter was $9,627 compared to $19,765 for the comparable period of fiscal 2006.  First quarter 2006 results included $9,200 of stock option expense recorded under SFAS 123(R) (Share-Based Payment), primarily due to retirements and expensing of new option grants to retirement-eligible individuals.  In the first quarter of 2007, the expense retained in corporate for option grants to retirement-eligible individuals decreased to approximately $1,600.  However, the Company also recognized $1,762 of expense related to the one-time grant of 100 stock options to all active, full-time employees.  The first quarter of fiscal 2006 also included approximately $3,300 for expenses related to partial settlements on non-qualified plans resulting from executive retirements.  Decreased bad debts and reductions in professional fees also contributed to the lower corporate expense compared to fiscal 2006.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions that was disclosed in the Company’s Annual Report on Form 10-K for the year ended October 29, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Selected financial ratios at the end of the first quarter of fiscal years 2007 and 2006 are as follows:

	End of Quarter
	1st Quarter 2007	1st Quarter 2006
Liquidity Ratios
Current ratio	2.1	2.0
Receivables turnover	18.0	19.7
Days sales in receivables	19.8	17.6
Inventory turnover	7.9	8.0
Days sales in inventory	46.4	45.8

Leverage Ratio
Long-term debt (including current maturities) to equity	18.9%	21.8%

Operating Ratios
Pretax profit to net worth	25.1%	24.7%
Pretax profit to total assets	15.0%	14.1%

Cash, cash equivalents, and short-term marketable securities were $138,827 at the end of the first quarter of fiscal year 2007 compared to $130,473 at the end of the comparable fiscal 2006 period.

Cash provided by operating activities was $54,472 in the first quarter of fiscal 2007 compared to $5,031 in the same period of fiscal 2006.  The increase in cash provided by operating activities is due primarily to changes in working capital items.  In fiscal year 2007, the Company elected not to prefund its Voluntary Employee Benefit Account (VEBA), compared with funding of $57,000 made in the first quarter of fiscal 2006.  The VEBA is used to fund the Company’s portion of employee benefit expenses incurred during the year, and prefunding is done annually at the Company’s discretion.  During the first quarter of fiscal 2006, the Company also made payments of $19,806 to partially settle lump sum payment obligations under non-qualified pension plans triggered by executive retirements, and payments of $10,074 on the Company’s Long Term Incentive Plan with respect to the three-year period ended October 30, 2005.  These amounts are partially offset by higher deferred payments of $16,083 made in 2007 under livestock procurement contracts.

Cash flow from operating activities provides the Company with its principal source of liquidity.  Based on current business conditions, the Company does not anticipate a significant risk to cash flow from this source in the foreseeable future.

Cash used in investing activities increased to $96,131 from $1,361 in the first quarter of fiscal 2006.  The increase is due partially to the acquisition of Saag’s Products, Inc. made in the first quarter of fiscal 2007 for a preliminary purchase price of $12,447.  During the quarter the Company also invested $20,483 in a joint venture with San Miguel Corporation for the purchase of a hog processing business in Vietnam.  The Company’s investments in short-term auction rate securities also resulted in a net cash outflow of $23,824 in fiscal 2007, compared to a net cash inflow of $19,700 for the comparable period of fiscal 2006.  Fixed asset expenditures were $35,593 for the first quarter of fiscal 2007 compared to $25,434 in the comparable period of fiscal 2006.  The Company estimates its fiscal 2007 fixed asset expenditures to be approximately $145,000.

Cash used in financing activities was $15,823 in the first quarter of fiscal 2007 compared to $23,043 in the same period of fiscal 2006.  During the first quarter of fiscal 2007, the Company made principal payments on debt of $2,594 compared to $16 last year.  The increase is due to the assumption of a short-term line of credit from the acquisition of Provena.  The Company did not repurchase any shares of common stock during the quarter compared to $8,441 used for share repurchases last year.  For additional information pertaining to the Company’s share repurchase plans or programs, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Cash dividends paid to the Company’s shareholders also continues to be a significant financing activity for the Company.  Dividends paid in the first quarter of 2007 were $19,223 compared to $17,914 in the comparable period of fiscal 2006, reflecting a 7.1 percent increase in the dividend rate over 2006.  The Company has paid dividends for 314 consecutive quarters and expects to continue doing so.

The Company is required, by certain covenants in its debt agreements, to maintain specified levels of financial ratios and balance sheet position.  At the end of the first quarter of fiscal 2007, the Company was in compliance with all of these debt covenants.

Contractual Obligations and Commercial Commitments

There has been no material change in the information regarding the Company’s future contractual financial obligations that was disclosed in the Company’s Annual Report on Form 10-K for the year ended October 29, 2006.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

(In Thousands of Dollars)

Hog Markets.  The Company’s earnings are affected by fluctuations in the live hog market.  To minimize the impact on earnings, and to ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 15 years.  Contract formulas are based on hog production costs, hog futures, hog primal values, or industry reported hog markets.  Purchased hogs under contract accounted for 88 percent and 75 percent of the total hogs purchased by the Company through the first three months of fiscal 2007 and 2006, respectively.  The Company has converted the majority of its contracts to market-based formulas in order to better match input costs with customer pricing.  Therefore, a hypothetical 10 percent change in the cash market would have had an immaterial effect on the Company’s results of operations.

Certain procurement contracts allow for future hog deliveries (firm commitments) to be forward priced.  The Company generally hedges these firm commitments by purchasing hog futures contracts.  These futures contracts are designated and accounted for as fair value hedges.  The change in the market value of such futures contracts has historically been, and is expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Changes in the fair value of the futures contracts, along with the gain or loss on the firm commitment, are marked-to-market through earnings and are recorded on the statement of financial position as a current asset and liability, respectively.  The fair value of the Company’s open futures contracts as of January 28, 2007, was $(3,049) compared to $(5,473) as of October 29, 2006.

The Company measures its market risk exposure on its hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in market prices.  A 10 percent increase in market prices would have negatively impacted the fair value of the Company’s January 28, 2007, open contracts by $4,025, which in turn would lower the Company’s future cost of purchased hogs by a similar amount.

Turkey Markets.  The Company raises or contracts for live turkeys.  Production costs in raising turkeys are subject primarily to fluctuations in feed grain prices, and to a lesser extent, fuel costs.  To reduce the Company’s exposure to changes in grain prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future direct grain purchases.  This program utilizes corn and soybean meal futures, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value of $4,043, before tax, on the statement of financial position as of January 28, 2007, compared to $2,467, before tax, as of October 29, 2006.

The Company measures its market risk exposure on its grain futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain.  A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s January 28, 2007, open grain contracts by $1,992, which in turn would lower the Company’s future cost on purchased grain by a similar amount.

Natural Gas.  Production costs at the Company’s plants and feed mills are also subject to fluctuations in fuel costs.  To reduce the Company’s exposure to changes in natural gas prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future natural gas purchases.  This program utilizes natural gas swaps, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value of $(4,361), before tax, on the statement of financial position as of January 28, 2007, compared to $(4,256), before tax, as of October 29, 2006.

The Company measures its market risk exposure on its natural gas contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for natural gas.  A 10 percent decrease in the market price for natural gas would have negatively impacted the fair value of the Company’s January 28, 2007, open natural gas contracts by $3,942, which in turn would lower the Company’s future cost on natural gas purchases by a similar amount.

Long-Term Debt.  A principal market risk affecting the Company is the exposure to changes in interest rates on the Company’s fixed-rate, long-term debt.  Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $7,960.  The fair values of the Company’s long-term debt were estimated using discounted future cash flows based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

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

(b)               Internal Controls.  During the first quarter of fiscal year 2007, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is a party to various legal proceedings related to the on-going operation of its business.  The resolution of any currently known matters is not expected to have a material effect on the Company’s financial condition, results of operations, or liquidity.

Item 1A.  Risk Factors

Fluctuations in commodity prices of pork, poultry, and feed ingredients could harm the Company’s earnings.

The Company’s results of operations and financial condition are largely dependent upon the cost and supply of pork, poultry, and feed grain as well as the selling prices for many of our products, which are determined by constantly changing market forces of supply and demand over which we have limited or no control.

The live pork industry has recently evolved to very large, vertically integrated, year-round confinement operations operating under long-term supply agreements.  This has resulted in fewer hogs being available on the cash spot market.  The decrease in the supply of live hogs on the cash spot market could severely diminish the utilization of slaughter facilities and increase the cost of the raw materials they produce.  The Company uses long-term supply contracts to ensure a stable supply of raw materials while minimizing extreme fluctuations in costs over the long-term.  This may result, in the short term, in costs for live hogs that are higher than the cash spot market depending on the relationship of the cash spot market to contract prices. Market-based pricing on certain product lines, and lead time required to implement pricing adjustments, may prevent these cost increases from being recovered, and these higher costs could adversely affect our short-term financial results.

Jennie-O Turkey Store raises turkeys and also contracts with turkey growers to meet its raw material requirements for whole birds and processed turkey products.  Additionally, the Company owns various hog raising facilities that supplement its supply of raw materials.  Results in these operations are affected by the cost and supply of feed grains, which fluctuate due to climate conditions, production forecasts, and supply and demand conditions at local, regional, national, and worldwide levels.  The Company attempts to manage some of its short-term exposure to fluctuations in feed prices by purchasing futures contracts and pursuing pricing advances.  However, these strategies may not be adequate to overcome sustained increases in market prices due to alternate uses for feed grains or other systemic changes in the industry, as have been experienced recently.

Outbreaks of disease among livestock and poultry flocks could harm the Company’s revenues and operating margins.

The Company is subject to risks associated with the outbreak of disease in pork and beef livestock, and poultry flocks, including Bovine Spongiform Encephalopathy (BSE), pneumo-virus, and Avian Influenza.  The outbreak of disease could adversely affect the Company’s supply of raw materials, increase the cost of production, and reduce operating margins.  Additionally, the outbreak of disease may hinder the Company’s ability to market and sell products both domestically and internationally.  The Company has developed business continuity plans for various disease scenarios and will continue to update these plans as necessary.

Market demand for the Company’s products may fluctuate due to competition from other producers.

The Company faces competition from producers of other meats and protein sources, especially beef, chicken, and fish.  The bases on which the Company competes include:

•                  price;

•                  product quality;

•                  brand identification;

•                  breadth of product line; and

•                  customer service.

Demand for the Company’s products is also affected by competitors’ promotional spending and the effectiveness of the Company’s advertising and marketing programs.  The Company may be unable to compete successfully on any or all of these bases in the future.

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

The Company has made several acquisitions in recent years including, most recently, Saag’s and Provena, and regularly reviews opportunities for strategic growth through acquisitions.  The success of these recent acquisitions and any future acquisitions by the Company will depend substantially on its ability to integrate the acquired operations successfully with existing operations.  If the Company is unable to integrate new operations successfully, financial results and business reputation could suffer.  Additional risks associated with acquisitions are the diversion of management’s attention from other business concerns, the potential loss of key employees and customers of the acquired companies, the possible assumption of unknown liabilities, potential disputes with the sellers, and the inherent risks in entering markets or lines of business in which the Company has limited or no prior experience.  In addition, acquisitions outside the U.S. may present unique challenges and increase the Company’s exposure to the risks associated with foreign operations.

The Company’s operations are subject to the general risks of litigation.

The Company is involved on an ongoing basis in litigation arising in the ordinary course of business. Trends in litigation may include class actions involving consumers, shareholders, or injured persons, and claims relating to labor, employment, or environmental matters.  Litigation trends and the outcome of litigation cannot be predicted with certainty and adverse litigation trends and outcomes could adversely affect the Company’s financial results.

Government regulation, present and future, exposes the Company to potential sanctions and compliance costs that could adversely affect the Company’s business.

The Company’s operations are subject to extensive regulation by the U.S. Department of Agriculture, the U.S. Food and Drug Administration, and other state and local authorities that oversee food safety standards and the processing, packaging, storage, distribution, advertising, and labeling of the Company’s products.  The Company’s manufacturing facilities and products are subject to constant inspection by federal, state, and local authorities.  Claims or enforcement proceedings could be brought against the Company in the future.  Additionally, the Company is subject to new or modified laws, regulations, and accounting standards.  The Company’s failure or inability to comply with such requirements could subject the Company to civil remedies, including fines, injunctions, recalls, or seizures, as well as potential criminal sanctions.

The Company is subject to stringent environmental regulation and potentially subject to environmental litigation, proceedings, and investigations.

The Company’s past and present business operations and ownership and operation of real property are subject to extensive and increasingly stringent federal, state, and local environmental laws and regulations pertaining to the discharge of materials into the environment, and the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to protection of the environment.  Compliance with these laws and regulations, and the ability to comply with any modifications to these laws and regulations, is material to the Company’s business.  New matters or sites may be identified in the future that will require additional investigation, assessment, or expenditures.  In addition, some of the Company’s facilities have been in operation for many years and, over time, the Company and other prior operators of these facilities may have generated and disposed of wastes that now may be considered hazardous.  Future discovery of contamination of property underlying or in the vicinity of the Company’s present or former properties or manufacturing facilities and/or waste disposal sites could require the Company to incur additional expenses.  The occurrence of any of these events, the implementation of new laws and regulations, or stricter interpretation of existing laws or regulations, could adversely affect the Company’s financial results.

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

The Company has approximately 18,100 employees, of which approximately 6,100 are represented by labor unions, principally the United Food and Commercial Workers’ Union.  A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities that results in work slowdowns or stoppages could harm the Company’s financial results.  Union contracts at the Company’s plants in Algona, Iowa; Austin, Minnesota; Beloit, Wisconsin; Fremont, Nebraska; and Tucker, Georgia will expire in September, 2007, covering a combined total of approximately 3,150 employees.  Negotiations have not yet been initiated at any of these locations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the First Quarter of Fiscal 2007

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 30, 2006 – December 3, 2006	—	—	—	6,567,269
December 4, 2006 – December 31, 2006	—	—	—	6,567,269
January 1, 2007 – January 28, 2007	—	—	—	6,567,269
Total	—	—	—

(1)	On October 2, 2002, the Company announced that its Board of Directors had authorized the Company to repurchase up to 10,000,000 shares of common stock with no expiration date.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company conducted its annual shareholders’ meeting on January 30, 2007.

At the annual meeting, 125,140,250 shares were represented (91.1 percent of the 137,374,821 shares outstanding and entitled to vote).  Three items were considered at the meeting and the results of the voting were as follows:

1.  Election of Directors:  The nominees in the proxy statement were: John R. Block, Jeffrey M. Ettinger, E. Peter Gillette, Jr., Luella G. Goldberg, Susan I. Marvin, Michael J. McCoy, John L. Morrison, Elsa A. Murano, Ph.D., Robert C. Nakasone, Dakota A. Pippins, Gary J. Ray, Hugh C. Smith, M.D., and John G. Turner.  The results were as follows:

Director	For	Withheld
John R. Block	124,666,520	473,730
Jeffrey M. Ettinger	124,214,786	925,464
E. Peter Gillette, Jr.	124,151,302	988,948
Luella G. Goldberg	124,095,168	1,045,082
Susan I. Marvin	124,686,003	454,247
Michael J. McCoy	124,129,650	1,010,600
John L. Morrison	124,683,830	456,420
Elsa A. Murano, Ph.D.	124,781,006	359,244
Robert C. Nakasone	124,497,903	642,347
Dakota A. Pippins	124,679,325	460,925
Gary J. Ray	124,228,532	911,718
Hugh C. Smith, M.D.	124,773,920	366,330
John G. Turner	124,672,369	467,881

2.  Proposal to ratify the appointment of Ernst & Young LLP as the Independent Auditors of the Corporation:

For:	124,119,223
Against:	793,109
Abstain:	227,918

3.  Shareholder proposal requesting the Company to issue a feasibility report to stockholders by July, 2007:

For:	3,954,968
Against:	105,306,161
Abstain:	4,073,368
Broker Nonvote:	11,805,753

Item 6.  Exhibits

31.1	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORMEL FOODS CORPORATION
(Registrant)

Date:	March 9, 2007	By	/s/ JODY H. FERAGEN
JODY H. FERAGEN
Senior Vice President
and Chief Financial Officer

Date:	March 9, 2007	By	/s/ ROLAND G. GENTZLER
ROLAND G. GENTZLER
Vice President and Treasurer