Form 10-Q
period 2007-04-29
HORMEL FOODS CORP /DE/
filed 2007-06-08
CIK 48465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended April 29, 2007	Commission File Number 1-2402

HORMEL FOODS CORPORATION

Incorporated Under the Laws	I.R.S. Employer Identification No.
of the State of Delaware	#41-0319970

1 Hormel Place
Austin, Minnesota 55912-3680
Telephoene - (507) 437-5611

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

Large accelerated filer  ☒  Accelerated filer  ☐  Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 3, 2007
Common Stock	$.0586 par value	137,669,310
Common Stock Non-Voting	$.01 par value	-0-

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In Thousands of Dollars)

	April 29,	October 29,
	2007	2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$93,998	$172,485
Short-term marketable securities	13,775	0
Accounts receivable	322,634	341,916
Inventories	637,425	570,932
Deferred income taxes	52,654	48,535
Prepaid expenses and other current assets	18,380	7,803
TOTAL CURRENT ASSETS	1,138,866	1,141,671

DEFERRED INCOME TAXES	10,724	7,387

GOODWILL	550,060	550,706

OTHER INTANGIBLES	145,059	147,975

NET PENSION ASSETS	61,767	66,097

INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	94,632	76,684

OTHER ASSETS	164,506	158,976

PROPERTY, PLANT AND EQUIPMENT
Land	48,951	46,854
Buildings	571,618	562,949
Equipment	1,152,517	1,110,315
Construction in progress	151,464	123,608
	1,924,550	1,843,726
Less allowance for depreciation	(980,728)	(932,916)
	943,822	910,810

TOTAL ASSETS	$3,109,436	$3,060,306

See notes to consolidated financial statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In Thousands of Dollars)

	April 29,	October 29,
	2007	2006
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$234,475	$271,358
Accrued expenses	36,993	27,103
Accrued workers compensation	30,084	27,895
Accrued marketing expenses	76,579	68,503
Employee compensation	84,850	107,332
Taxes, other than federal income taxes	5,326	7,784
Dividends payable	20,725	19,361
Federal income taxes	26,543	55,312
Current maturities of long-term debt	71	366
TOTAL CURRENT LIABILITIES	515,646	585,014

LONG-TERM DEBT–less current maturities	350,020	350,054

ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION	271,519	271,240

OTHER LONG-TERM LIABILITIES	54,562	51,086

SHAREHOLDERS’ INVESTMENT
Preferred stock, par value $.01 a share—authorized 80,000,000 shares; issued—none
Common stock, non-voting, par value $.01 a share—authorized 200,000,000 shares; issued—none
Common stock, par value $.0586 a share—authorized 400,000,000 shares;
issued 137,616,109 shares April 29, 2007
issued 137,639,954 shares October 29, 2006	8,064	8,066
Additional paid-in capital	6,037	2,507
Accumulated other comprehensive loss	(19,696)	(17,996)
Retained earnings	1,923,284	1,821,202
	1,917,689	1,813,779
Shares held in treasury– 300,000 shares October 29, 2006	0	(10,867)
TOTAL SHAREHOLDERS’ INVESTMENT	1,917,689	1,802,912

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$3,109,436	$3,060,306

See notes to consolidated financial statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

 (In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	April 29, 2007	April 30, 2006	April 29, 2007	April 30, 2006

Net sales	$1,504,597	$1,365,345	$3,008,680	$2,781,278
Cost of products sold	1,158,711	1,033,866	2,303,357	2,096,804
GROSS PROFIT	345,886	331,479	705,323	684,474

Expenses:
Selling and delivery	192,507	187,474	391,151	379,499
Administrative and general	40,433	40,314	82,343	98,034
TOTAL EXPENSES	232,940	227,788	473,494	477,533

Equity in earnings of affiliates	(31)	1,302	872	3,700
OPERATING INCOME	112,915	104,993	232,701	210,641

Other income and expense:
Interest and investment income	2,625	3,009	4,705	3,893
Interest expense	(6,998)	(6,404)	(13,356)	(12,636)
EARNINGS BEFORE INCOME TAXES	108,542	101,598	224,050	201,898
Provision for income taxes	40,541	34,290	80,724	65,314

NET EARNINGS	$68,001	$67,308	$143,326	$136,584

NET EARNINGS PER SHARE:
BASIC	$0.49	$0.49	$1.04	$0.99
DILUTED	$0.49	$0.48	$1.03	$0.98

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	137,743	137,906	137,638	137,902
DILUTED	139,711	139,559	139,639	139,502

DIVIDENDS DECLARED PER SHARE:	$0.15	$0.14	$0.30	$0.28

See notes to consolidated financial statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(Unaudited)

	Six Months Ended
	April 29, 2007	April 30, 2006

OPERATING ACTIVITIES
Net earnings	$143,326	$136,584
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	56,779	54,746
Amortization of intangibles	5,863	4,957
Equity in earnings of affiliates	(1,466)	(3,241)
Provision for deferred income taxes	(3,013)	(2,960)
Loss on property/equipment sales and plant facilities	69	186
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	24,814	28,396
Increase in inventories, prepaid expenses, and other current assets	(73,348)	(67,655)
Decrease (Increase) in net pension assets	4,330	(2,592)
Decrease in accounts payable and accrued expenses	(74,132)	(59,870)
Other	5,564	11,244
NET CASH PROVIDED BY OPERATING ACTIVITIES	88,786	99,795

INVESTING ACTIVITIES
Sale of available-for-sale securities	284,850	145,125
Purchase of available-for-sale securities	(298,625)	(106,625)
Acquisitions of businesses/intangibles	(13,618)	(74,777)
Purchases of property/equipment	(69,961)	(63,646)
Proceeds from sales of property/equipment	2,824	2,201
Increase in investments, equity in affiliates, and other assets	(21,134)	(1,573)
NET CASH USED IN INVESTING ACTIVITIES	(115,664)	(99,295)

FINANCING ACTIVITIES
Proceeds from short-term debt	15,000	40,000
Principal payments on short-term debt	(17,576)	(5,000)
Principal payments on long-term debt	(6,304)	(337)
Dividends paid on common stock	(39,881)	(37,215)
Share repurchase	(11,706)	(12,723)
Other	8,858	4,370
NET CASH USED IN FINANCING ACTIVITIES	(51,609)	(10,905)

DECREASE IN CASH AND CASH EQUIVALENTS	(78,487)	(10,405)
Cash and cash equivalents at beginning of year	172,485	131,046

CASH AND CASH EQUIVALENTS AT END OF QUARTER	$93,998	$120,641

See notes to consolidated financial statements

HORMEL FOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars, Except Per Share Amounts)

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

Income Taxes

The effective tax rate for the second quarter and first six months of fiscal 2007 was 37.4 and 36.0 percent, respectively, compared to 33.8 and 32.4 percent for the comparable periods of fiscal 2006.  The higher rate is primarily due to a $1,642 charge in the second quarter of 2007 for discrete events related to unfavorable prior period audits, while the second quarter rate in 2006 was reduced by a discrete benefit related to a favorable prior year audit settlement.  The lower six month rate for fiscal 2006 also reflects a discrete item recorded in the first quarter for the tax benefit related to a Medicare subsidy created under the provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

Guarantees

The Company enters into various agreements guaranteeing specified obligations of affiliated parties.  Currently, the Company provides a standby letter of credit for obligations of an affiliated party that may arise under worker compensation claims.  The Company’s guarantees either terminate in one year or remain in place until such time as the Company revokes the agreement.  Total guarantees provided by the Company, as of April 29, 2007, amounted to $1,940.  These potential obligations are not reflected in the Company’s consolidated statements of financial position.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  The pronouncement requires the funded status of a plan, measured as the difference between the fair value of plan assets and the benefit obligation, be recognized on a plan sponsor’s statement of financial position.  It also requires gains or losses that arise during the plan year to be recognized as a component of other comprehensive income to the extent they are not recognized in net periodic benefit cost during the year.  These provisions are effective for fiscal years ending after December 15, 2006.  For fiscal years ending after December 15, 2008, the pronouncement further requires plan sponsors to measure defined benefit plan assets and obligations as of the date of the plan sponsor’s fiscal year-end statement of financial position.  The Company will adopt the required provisions of this statement for the fiscal 2007 year end, and is currently assessing the impact of adopting this accounting standard.

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

NOTE B                 ACQUISITIONS

On November 10, 2006, the Company acquired the assets of Saag’s Products, Inc. (Saag’s) for a preliminary purchase price of $12,997 in cash, plus the assumption of certain liabilities.  Saag’s is based in San Leandro, California, and is a processor and marketer of branded, premium quality gourmet sausages and specialty smoked meats.  The acquisition provides opportunities to expand the Company’s production capacity, and to enhance the product portfolio within the Refrigerated Foods segment.  The purchase price is preliminary pending the accrual of potential earn-outs that may be earned over the five year period following the acquisition.

On December 15, 2006, the Company completed the acquisition of Provena Foods Inc. (Provena).  Provena was a publicly traded company based in Chino, California, and provides pepperoni and pasta to pizza makers and packaged food manufacturers.  Under the terms of the agreement, each outstanding share of Provena common stock was converted into 0.08 shares of Hormel Foods Corporation common stock, resulting in the issuance of 287,473 shares of the Company’s common stock at $38.12 per share.  The transaction has a total preliminary value of $11,651 in cash and stock, plus the assumption of various liabilities.  The acquisition is expected to strengthen the capabilities of the Refrigerated Foods segment by providing additional production capacity.  The transaction value is preliminary pending final appraisals.

Operating results for each acquisition above are included in the Company’s consolidated statements of operations from the date of acquisition.  Pro forma results are not presented as the acquisitions are not considered material, individually or in the aggregate, to the consolidated Company.

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

A reconciliation of the number of options outstanding and exercisable (in thousands) as of April 29, 2007, and changes during the six months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at 10/29/06	8,823	$24.81
Granted	3,001	37.91
Exercised	(449)	16.46
Forfeitures	(2)	30.88
Outstanding at 4/29/07	11,373	$28.60	6.7 years	$109,561
Exercisable at 4/29/07	6,435	$23.60	5.0 years	$93,840

The weighted-average grant-date fair value of stock options granted, and the total intrinsic value of options exercised during the three and six months of fiscal years 2007 and 2006, is as follows:

	Three Months Ended		Six Months Ended
	April 29, 2007	April 30, 2006	April 29, 2007	April 30, 2006
Weighted-average grant date fair value	$11.28	$9.55	$9.40	$9.25
Intrinsic value of exercised options	$2,720	$1,791	$9,802	$9,796

The fair value of each ordinary option award is calculated on the date of grant using the Black-Scholes valuation model.  The fair value of the one-time option award made to all active, full-time employees during the first quarter of fiscal 2007 was calculated using a lattice-based model due to the inclusion of the performance condition that could accelerate vesting.  Weighted-average assumptions used in calculating the fair value of options granted during the three and six months of fiscal years 2007 and 2006 are as follows:

	Three Months Ended		Six Months Ended
	April 29, 2007	April 30, 2006	April 29, 2007	April 30, 2006
Risk-Free Interest Rate	4.9%	4.6%	4.6%	4.5%
Dividend Yield	1.6%	1.7%	1.6%	1.7%
Stock Price Volatility	21.0%	21.0%	21.0%	21.0%
Expected Option Life	8 years	8 years	7 years	8 years

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

The Company’s nonvested shares vest after five years or upon retirement.  A reconciliation of the nonvested shares (in thousands) as of April 29, 2007, and changes during the six months then ended, is as follows:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at 10/29/06	99	$32.16
Granted	28	37.92
Vested	(55)	33.14
Nonvested at 4/29/07	72	$33.62

The weighted-average grant date fair value of nonvested shares granted, the total fair value of nonvested shares granted, and the fair value of shares that have vested during the three and six months of fiscal years 2007 and 2006, is as follows:

	Three Months Ended		Six Months Ended
	April 29, 2007	April 30, 2006	April 29, 2007	April 30, 2006
Weighted-average grant date fair value	$37.92	$33.53	$37.92	$33.35
Fair value of nonvested shares granted	$1,043	$880	$1,043	$2,543
Fair value of shares vested	$25	$35	$1,813	$2,959

Stock-based compensation expense, along with the related income tax benefit, for the three and six months of fiscal years 2007 and 2006 is presented in the table below.  The expense for the three and six months of fiscal 2007 includes $423 and $2,185, respectively, related to the one-time grant of 100 stock options to all active, full-time employees during the first quarter.

	Three Months Ended		Six Months Ended
	April 29, 2007	April 30, 2006	April 29, 2007	April 30, 2006
Stock-based compensation expense recognized	$2,802	$2,387	$10,066	$14,497
Income tax benefit recognized	(1,065)	(895)	(3,826)	(5,435)
After-tax stock-based compensation expense	$1,737	$1,492	$6,240	$9,062

At April 29, 2007, there was $22,614 of total unrecognized compensation expense from stock-based compensation arrangements granted under the plans.  This compensation is expected to be recognized over a weighted-average period of approximately 3.3 years.  During the quarter and six months ended April 29, 2007, cash received from stock option exercises was $1,492 and $4,371, compared to $662 and $2,226 for the quarter and six months ended April 30, 2006.  The total tax benefit to be realized for tax deductions from these option exercises for the quarter and six months ended April 29, 2007, was $1,034 and $3,726, respectively, compared to $671 and $4,886 in the comparable periods in fiscal 2006.  The amounts reported for tax deductions for option exercises in the quarter and six months ended April 29, 2007 include $1,023 and $3,588, respectively, of excess tax benefits compared to $648 and $2,493, respectively, of excess tax benefits last year, which are included in “Other” under financing activities on the Consolidated Statements of Cash Flows (with an offsetting amount in other operating activities).

Shares issued for option exercises and nonvested shares may be either authorized but unissued shares, or shares of treasury stock acquired in the open market or otherwise.

NOTE D                 GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three and six month periods ended April 29, 2007, are presented in the tables below.  Goodwill acquired in the quarter and six months relates to the acquisition of Saag’s, while the purchase adjustments relate to the Valley Fresh acquisition.  The reclassification in 2007 represents the movement of the Dan’s Prize operating segment from All Other to Refrigerated Foods.  See additional discussion in Note K.

	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	All Other	Total
Balance as of January 28, 2007	$124,371	$27,561	$203,214	$194,817	$674	$550,637
Goodwill acquired	—	522	—	—	—	522
Purchase adjustments	(1,007)	—	—	(92)	—	(1,099)
Balance as of April 29, 2007	$123,364	$28,083	$203,214	$194,725	$674	$550,060

	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	All Other	Total
Balance as of October 29, 2006	$124,367	$25,956	$203,214	$194,817	$2,352	$550,706
Goodwill acquired	—	525	—	—	—	525
Purchase adjustments	(1,003)	(76)	—	(92)	—	(1,171)
Reclassifications	—	1,678	—	—	(1,678)	—
Balance as of April 29, 2007	$123,364	$28,083	$203,214	$194,725	$674	$550,060

The gross carrying amount and accumulated amortization for definite-lived intangible assets are presented below.  Intangible assets with a gross carrying value of $2,107 were added during the first six months of 2007 related to the acquisitions of Saag’s and Provena.

	April 29, 2007		October 29, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete covenants	$18,630	$(12,042)	$19,310	$(11,103)
Formulas & recipes	18,415	(8,220)	20,875	(9,574)
Proprietary software & technology	17,890	(4,942)	17,040	(3,831)
Customer lists/relationships	11,518	(3,678)	11,300	(3,093)
Distribution network	4,120	(1,509)	3,700	(1,303)
Purchase & supply agreements	2,140	(2,081)	2,460	(2,096)
Other intangibles	8,291	(3,456)	7,992	(2,845)
Total	$81,004	$(35,928)	$82,677	$(33,845)

Amortization expense was $2,925 and $5,863 for the three and six months ended April 29, 2007, respectively, compared to $2,465 and $4,957 for the three and six months ended April 30, 2006.

Estimated annual amortization expense for the five fiscal years after October 29, 2006, is as follows:

2007	$11,466
2008	8,460
2009	6,776
2010	5,950
2011	5,093

The carrying amounts for indefinite-lived intangible assets are presented in the table below.  The increase in 2007 represents trademarks acquired from Saag’s.

	April 29, 2007	October 29, 2006
Brands/tradenames/trademarks	$91,999	$91,159
Other intangibles	7,984	7,984
Total	$99,983	$99,143

NOTE E                 SHIPPING AND HANDLING COSTS

Shipping and handling costs are recorded as selling and delivery expenses.  Shipping and handling costs were $101,587 and $203,963 for the three and six months ended April 29, 2007, respectively, compared to $98,794 and $199,686 for the three and six months ended April 30, 2006.

NOTE F                 EARNINGS PER SHARE DATA

The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	April 29, 2007	April 30, 2006	April 29, 2007	April 30, 2006

Basic weighted-average shares outstanding	137,743	137,906	137,638	137,902

Dilutive potential common shares	1,968	1,653	2,001	1,600

Diluted weighted-average shares outstanding	139,711	139,559	139,639	139,502

NOTE G                 COMPREHENSIVE INCOME

Components of comprehensive income, net of taxes, are:

	Three Months Ended		Six Months Ended
	April 29, 2007	April 30, 2006	April 29, 2007	April 30, 2006

Net earnings	$68,001	$67,308	$143,326	$136,584
Other comprehensive (loss) income:
Unrealized loss on available-for- sale securities			(381)
Deferred loss on hedging	(5,421)	(1,169)	(4,810)	(1,983)
Reclassification adjustment into net earnings	488	323	1,718	(1,240)
Foreign currency translation	459	1,219	1,773	2,898
Other comprehensive (loss) income	(4,474)	373	(1,700)	(325)
Total comprehensive income	$63,527	$67,681	$141,626	$136,259

NOTE H                 INVENTORIES

Principal components of inventories are:

	April 29, 2007	October 29, 2006

Finished products	$342,953	$308,509
Raw materials and work-in-process	183,474	153,189
Materials and supplies	110,998	109,234

Total	$637,425	$570,932

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

As of April 29, 2007, the Company has included in “Accumulated other comprehensive loss,” hedging losses of $4,555 (net of tax) relating to its positions.  The Company expects to recognize the majority of these losses over the next 12 months.  Losses in the amount of $777 and $2,759, before tax, were reclassified into earnings in the three and six months ending April 29, 2007, respectively, compared to losses of $529 and gains of $1,979, before tax, in the three and six months ended April 30, 2006.  There were no gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges.

Fair Value Hedge:  The Company utilizes futures to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The intent of the program is to make the forward priced commodities cost nearly the same as cash market purchases at the date of delivery.

The futures contracts are designated and accounted for as fair value hedges, and the Company measures the effectiveness of the hedges on a regular basis.  Changes in the fair value of the futures contracts, along with the gain or loss on the hedged purchase commitment, are marked-to-market through earnings and are recorded on the statement of financial position as a current asset and liability, respectively.  Gains or losses related to these fair value hedges are recognized through cost of products sold in the period or periods in which the hedged transactions affect earnings.

As of April 29, 2007, the fair value of the Company’s futures contracts included on the statement of financial position was $(5,159).  Losses on closed futures contracts in the amount of $5,353 and $13,304, before tax, were recognized in earnings during the three and six months ended April 29, 2007, compared to gains of $892 and $2,285, before tax, in the same periods of fiscal 2006.  There were no gains or losses recognized into earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.

Other:  During the second quarter of fiscal 2007, the Company held certain futures contract positions as part of a merchandising program designed to enhance the margins of company-owned livestock.  The Company has not applied hedge accounting to these positions.  During the second quarter, the Company recorded a charge of $128 through cost of products sold to record these contracts at their fair value.  The merchandising program was closed by the end of the second quarter.

NOTE J                 PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Net periodic benefit cost for pension and other postretirement benefit plans consists of the following:

	Pension Benefits
	Three Months Ended		Six Months Ended
	April 29, 2007	April 30, 2006	April 29, 2007	April 30, 2006
Service cost	$4,750	$5,366	$9,500	$10,995
Interest cost	10,637	10,063	21,275	20,212
Expected return on plan assets	(13,376)	(12,791)	(26,752)	(25,583)
Amortization of prior service cost	(29)	228	(58)	456
Recognized actuarial loss	1,466	2,359	2,932	4,878
Settlement charge	0	0	0	7,286

Net periodic cost	$3,448	$5,225	$6,897	$18,244

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	April 29, 2007	April 30, 2006	April 29, 2007	April 30, 2006
Service cost	$748	$875	$1,496	$1,750
Interest cost	5,767	5,408	11,534	10,817
Amortization of prior service cost	1,433	1,414	2,866	2,827
Recognized actuarial loss	923	884	1,845	1,767

Net periodic cost	$8,871	$8,581	$17,741	$17,161

The $7,286 settlement charge recognized in the first six months of fiscal 2006 represented partial settlements on non-qualified plans resulting from executive retirements.

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

	Three Months Ended		Six Months Ended
	April 29, 2007	April 30, 2006	April 29, 2007	April 30, 2006
Sales to Unaffiliated Customers
Grocery Products	$223,625	$200,955	$429,841	$404,912
Refrigerated Foods	796,339	715,245	1,594,311	1,474,366
Jennie-O Turkey Store	270,044	254,607	546,658	521,653
Specialty Foods	169,069	157,016	346,148	308,178
All Other	45,520	37,522	91,722	72,169
Total	$1,504,597	$1,365,345	$3,008,680	$2,781,278

Intersegment Sales
Grocery Products	$0	$0	$0	$0
Refrigerated Foods	839	460	1,129	1,011
Jennie-O Turkey Store	25,472	19,514	44,640	37,016
Specialty Foods	50	76	76	109
All Other	0	0	0	0
Total	$26,361	$20,050	$45,845	$38,136
Intersegment elimination	(26,361)	(20,050)	(45,845)	(38,136)
Total	$0	$0	$0	$0

Net Sales
Grocery Products	$223,625	$200,955	$429,841	$404,912
Refrigerated Foods	797,178	715,705	1,595,440	1,475,377
Jennie-O Turkey Store	295,516	274,121	591,298	558,669
Specialty Foods	169,119	157,092	346,224	308,287
All Other	45,520	37,522	91,722	72,169
Intersegment elimination	(26,361)	(20,050)	(45,845)	(38,136)
Total	$1,504,597	$1,365,345	$3,008,680	$2,781,278

Segment Operating Profit
Grocery Products	$39,194	$30,615	$72,178	$63,384
Refrigerated Foods	44,187	35,933	86,129	74,644
Jennie-O Turkey Store	13,949	26,640	43,920	66,319
Specialty Foods	16,281	12,217	34,323	22,545
All Other	4,866	4,193	11,340	8,119
Total segment operating profit	$118,477	$109,598	$247,890	$235,011

Net interest and investment income	(4,373)	(3,395)	(8,651)	(8,743)
General corporate expense	(5,562)	(4,605)	(15,189)	(24,370)

Earnings before income taxes	$108,542	$101,598	$224,050	$201,898

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

The Company earned $0.49 per diluted share in the second quarter of fiscal 2007, compared to $0.48 per diluted share in the second quarter of fiscal 2006.  Significant factors impacting the quarter were:

•      Strong net sales and tonnage growth was reported by all five segments of the Company.

•      The Jennie-O Turkey Store segment reported significant operating profit declines, as pricing advances were unable to offset the impact of continued higher grain costs.

•      Refrigerated Foods operating profits increased, primarily due to strong pork packer margins during the quarter.

•      Grocery Products showed improved profit results, driven by strong growth in microwave trays and increased margins on chili sales.

•      Specialty Foods experienced another excellent quarter, with continued net sales and operating profit growth in all three operating segments.

Consolidated Results

Net earnings for the second quarter of fiscal 2007 increased 1.0 percent to $68,001 compared to $67,308 in the same quarter of 2006.  Diluted earnings per share for the quarter increased to $0.49 from $0.48 last year.  Net earnings for the first six months of 2007 increased 4.9 percent to $143,326 from $136,584 in 2006.  Diluted earnings per share for the same period increased 5.1 percent to $1.03 from $0.98 in the prior year.

Net sales for the second quarter of fiscal 2007 increased 10.2 percent to $1,504,597 from $1,365,345 in 2006.  Tonnage volume increased 5.0 percent to 1,096 million lbs. for the second quarter compared to 1,044 million lbs. in the same quarter of last year.  Net sales for the first six months of fiscal 2007 increased 8.2 percent to $3,008,680 from $2,781,278 in the first six months of fiscal 2006.  Tonnage volume for the six months increased 5.4 percent over the comparable period of 2006.  Net sales and tonnage volume comparisons for the second quarter and six months were positively impacted by the second quarter 2006 acquisition of Valley Fresh, and the first quarter 2007 acquisitions of Saag’s and Provena.  On a combined basis, these acquisitions contributed $24,155 of net sales and 13.5 million lbs. of tonnage volume to the second quarter results and $42,614 of net sales and 24.3 million lbs. of tonnage volume to the six month results.  Excluding the impact of these acquisitions, net sales and tonnage volume showed increases of 8.4 percent and 3.7 percent, respectively, compared to the second quarter of fiscal 2006 and increases of 6.6 percent and 4.2 percent, respectively, compared to the first six months of last year.

Gross profit for the second quarter and six months of fiscal 2007 was $345,886 and $705,323, respectively, compared to $331,479 and $684,474 for the same periods last year.  Gross profit as a percentage of net sales for the second quarter and six months decreased to 23.0 and 23.4 percent in 2007, from 24.3 and 24.6 percent for the comparable quarter and six months of fiscal 2006.  The Company continued to struggle with significantly higher grain markets, with corn near the $4.00/bushel level during the quarter.  This impacted margins, most notably in the Jennie-O Turkey Store (JOTS) segment, where feed costs per ton were 37.3 percent higher than in the comparable quarter of fiscal 2006.  Pricing advances were pursued during the quarter, but the higher costs could not be passed on as quickly or as thoroughly as anticipated.  A rapid rise in meat values also pressured margins in the Refrigerated Foods segment during the second quarter.  Value added growth and cost containment initiatives across all segments offset a portion of these increases, and additional pricing advances will be pursued in upcoming quarters.  Although this should result in some margin improvement during the second half of fiscal 2007, JOTS operating margins are expected to remain below prior year levels, at least through the third quarter.

Selling and delivery expenses for the second quarter and six months of fiscal 2007 were $192,507 and $391,151, respectively, compared to $187,474 and $379,499 last year.  This increase is primarily due to higher shipping and handling costs of $2,793 and $4,277 for the second quarter and six months, respectively, over the same periods in fiscal 2006.  Although lower freight costs have provided some benefit in fiscal 2007, those gains have been more than offset by higher warehousing and brokerage expenses across all business segments.  Increased stock option expense of approximately $1,100 has also contributed to the six month increase over the prior year.  Selling and delivery expenses as a percentage of net sales decreased to 12.8 and 13.0 percent for the fiscal 2007 second quarter and six months, respectively, compared to 13.7 and 13.6 percent of net sales in the comparable periods of 2006.  Approximately $2,500 was reflected in selling and delivery expense in the first quarter of fiscal 2006 related to settlements on non-qualified plans resulting from executive retirements.  The Company’s marketing investment also decreased slightly to 2.1 and 2.2 percent of net sales for the second quarter and six months, respectively, compared to 2.4 percent for both comparable periods of 2006.  However, additional marketing initiatives in support of the Company’s brands and new product introductions are planned for the second half of the fiscal year.  The Company expects selling and delivery expenses, as a percentage of net sales, to approximate 13.1 percent for fiscal year 2007.

Administrative and general expenses were $40,433 and $82,343 for the second quarter and six months, respectively, compared to $40,314 and $98,034 last year.  As a percentage of net sales, administrative and general expenses for the quarter and six months remained flat at 2.7 percent, compared to 3.0 and 3.5 percent for the comparable quarter and six months in fiscal 2006.  Favorable bad debt recoveries in the prior year were offset by lower pension and medical expenses, and overall decreases in administrative expenses during fiscal 2007.  Administrative and general expenses for the six months are also lower compared to last year as a result of certain expenses recognized in the first quarter.  In the first quarter of 2006, the Company recognized $9,200 of stock option expense recorded under SFAS 123(R) (Share-Based Payment), primarily due to executive retirements and expensing of new option grants to retirement eligible individuals, and approximately $3,800 for expenses related to partial settlements on non-qualified plans resulting from executive retirements.  In comparison, the Company recorded stock option expense of approximately $2,000 in the first quarter of fiscal 2007 related to new option grants to retirement-eligible individuals, plus $423 and $2,185 for the second quarter and six months, respectively, related to the one-time grant of 100 stock options to all active, full-time employees.  The Company expects administrative and general expenses to approximate 2.8 percent of net sales for the 2007 fiscal year.

Equity in earnings of affiliates was $(31) and $872 for the second quarter and six months, respectively, compared to $1,302 and $3,700 last year.  Decreases for both the second quarter and six months primarily reflect decreased performance by the Company’s 40.0 percent owned Philippine joint venture, Purefoods-Hormel Company, and by the Company’s 49.0 percent owned joint venture, Carapelli USA, LLC.  Minority interests in the Company’s consolidated investments are also reflected in these figures, resulting in decreased earnings of $617 and $1,052 for the second quarter and six months, respectively, compared to the prior year.

The effective tax rate for the second quarter and six months of fiscal 2007 was 37.4 and 36.0 percent, respectively, compared to 33.8 and 32.4 percent for the comparable quarter and six months of fiscal 2006.  The higher rate is primarily due to a $1,642 charge in the second quarter of 2007 for discrete events related to unfavorable prior period audits, while the second quarter rate in 2006 was reduced by a discrete benefit related to a favorable prior year audit settlement.  The lower six month rate for fiscal 2006 also reflects a discrete item recorded in the first quarter for the tax benefit related to a Medicare subsidy created under the provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.  The Company expects a full-year effective tax rate between 35.5 and 36.0 percent for fiscal 2007.

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

	Three Months Ended			Six Months Ended
	April 29, 2007	April 30, 2006	% Change	April 29, 2007	April 30, 2006	% Change
Net Sales
Grocery Products	$223,625	$200,955	11.3	$429,841	$404,912	6.2
Refrigerated Foods	796,339	715,245	11.3	1,594,311	1,474,366	8.1
Jennie-O Turkey Store	270,044	254,607	6.1	546,658	521,653	4.8
Specialty Foods	169,069	157,016	7.7	346,148	308,178	12.3
All Other	45,520	37,522	21.3	91,722	72,169	27.1
Total	$1,504,597	$1,365,345	10.2	$3,008,680	$2,781,278	8.2

Segment Operating Profit
Grocery Products	$39,194	$30,615	28.0	$72,178	$63,384	13.9
Refrigerated Foods	44,187	35,933	23.0	86,129	74,644	15.4
Jennie-O Turkey Store	13,949	26,640	(47.6)	43,920	66,319	(33.8)
Specialty Foods	16,281	12,217	33.3	34,323	22,545	52.2
All Other	4,866	4,193	16.1	11,340	8,119	39.7

Total segment operating profit	$118,477	$109,598	8.1	$247,890	$235,011	5.5
Net interest and investment income	(4,373)	(3,395)	(28.8)	(8,651)	(8,743)	1.1
General corporate expense	(5,562)	(4,605)	(20.8)	(15,189)	(24,370)	37.7

Earnings before income taxes	$108,542	$101,598	6.8	$224,050	$201,898	11.0

Grocery Products

The Grocery Products segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market.  This segment also includes the results of Valley Fresh, Inc. (Valley Fresh) branded products, acquired in the second quarter of fiscal 2006, and Arriba Foods, Inc. (Mexican Accent).

Grocery Products net sales increased 11.3 percent for the second quarter and 6.2 percent for the six months compared to the comparable fiscal 2006 periods.  Tonnage volume was up 4.9 percent for the quarter and 2.9 percent for the six months compared to the prior year.  The Valley Fresh acquisition contributed $6,123 of net sales and 2,554,000 lbs. of tonnage volume to the second quarter results and $14,705 of net sales and 6,627,000 lbs. of tonnage volume to the six month results.  Excluding the impact of this acquisition, net sales and tonnage volume showed increases of 8.2 percent and 2.8 percent, respectively, compared to the second quarter of fiscal 2006 and increases of 2.5 percent and 0.3 percent, respectively, compared to the first six months of last year.  Segment profit for Grocery Products increased 28.0 percent for the second quarter and 13.9 percent for the six months compared to the prior year.

Increases for the second quarter were driven by continued growth in microwave products (up 5.8 million lbs. or 36.0 percent), led by the Hormel Compleats microwave tray line.  This line is now available in over 90 percent of U.S. grocery stores and continues to gain distribution and household penetration.  Improved chili sales were also experienced during the quarter, with combined sales of Hormel and Stagg chili increasing by 12.9 and 5.2 percent for the second quarter and six months, respectively.  While the SPAM family of products showed volume improvements during the quarter, net sales remained relatively flat compared to the prior year due to promotional activity related to the 70th anniversary of the brand.

Looking forward, the Grocery Products segment is anticipating higher input costs for pork and chicken raw materials throughout the second half of fiscal 2007.  A price increase on certain product lines was announced during the second quarter, effective April 30, 2007, which should help to offset a portion of those cost increases.

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

Net sales by the Refrigerated Foods segment increased 11.3 percent for the second quarter and 8.1 percent for the first six months of fiscal 2007, compared to the same periods of fiscal 2006.  Tonnage volume increased 5.3 percent and 4.7 percent for the second quarter and six months, respectively, compared to last year.  Net sales and tonnage comparisons were positively impacted by the fiscal 2007 acquisitions of Saag’s and Provena.  These acquisitions contributed a combined $17,090 of net sales and 9.7 million lbs. of tonnage volume to the second quarter results and $24,883 of net sales and 13.5 million lbs. of tonnage volume to the six month results.  Excluding the impact of these acquisitions, net sales and tonnage volume showed increases of 8.9 percent and 3.6 percent, respectively, compared to the second quarter of fiscal 2006 and increases of 6.4 percent and 3.5 percent, respectively, compared to the first six months of last year.

Segment profit for Refrigerated Foods increased 23.0 and 15.4 percent for the second quarter and six months, respectively, compared to the prior year.  The Company’s hog processing for the second quarter increased 4.6 percent to 2,368, 000 hogs from 2,263,000 hogs for the comparable period last year.  Hog processing has increased 4.8 percent in the first six months of fiscal 2007, as compared to the prior year.  Strong pork packer margins (the spread between live cost and meat values) were a significant factor driving the profit increases for the quarter.  Hog costs were up 11.6 percent over the prior year second quarter, but cutout values increased more rapidly by 12.8 percent due to high demand for pork and strong export sales.  The Company expects key primal markets to remain above historical levels into the third quarter.

The Meat Products business unit experienced mixed results in the second quarter.  Solid top line growth was noted over the prior year on Hormel retail sliced pepperoni (up 681,000 lbs. or 15.5 percent), Always Tender flavored meats (up 1,930,000 lbs. or 31.5 percent), Hormel party trays (up 605,000 lbs. or 46.6 percent), and DiLusso Deli Company products (up 607,000 lbs. or 48.4 percent).  The Hormel Natural Choice line of products also reported gains for the quarter (up 1,141,000 lbs. or 68.6 percent), reflecting additional distribution achieved through new product introductions and ongoing advertising support.  Despite these increases, margins were pressured by quickly escalating raw material markets.  As the higher markets are expected to continue during fiscal 2007, price increases are being put in place to help offset these higher input costs.

The Foodservice business unit continued its strong momentum into the second quarter, with operating profit up 13.5 percent over 2006.  Branded tonnage increased 3.6 percent over the second quarter of 2006.  Particularly strong were premium pork (up 625,000 lbs. or 13.8 percent), pizza toppings (up 936,000 lbs. or 10.1 percent), and sliced meats (up 720,000 lbs. or 14.9 percent).  The Provena acquisition also contributed 8.3 million lbs. to the quarter.

Farmer John results were improved over the second quarter of fiscal 2006, despite the continued impact of higher grain costs at its hog production facilities.  Value added volume growth contributed to improvements for the quarter, particularly in foodservice.

Dan’s Prize, the Company’s wholly owned marketer and seller of beef products, reported tonnage up 560,000 lbs. or 10.4 percent over the prior year second quarter.  Operating profit increased 6.7 percent for the quarter compared to fiscal 2006.  Margin improvements were not as significant as those experienced in the first quarter, as early winter storms throughout the cattle feeding region created reduced numbers of slaughter ready cattle during the quarter, reduced slaughter weights, and created some supply challenges.  This pressure declined toward the end of the quarter, and some margin improvement is expected in the second half of fiscal 2007.

Jennie-O Turkey Store

The Jennie-O Turkey Store (JOTS) segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for retail, foodservice, and fresh product customers.

JOTS net sales increased 6.1 percent for the second quarter and 4.8 percent for the six months versus the comparable periods of fiscal 2006.  Tonnage increased 3.9 percent for the second quarter and 2.5 percent for the six months, compared to fiscal 2006 results.  Slaughter volume is increasing at a slower rate than value added sales growth, resulting in a gradual reduction in commodity meat sales.  Value added sales increased 8.6 and 10.7 percent for the quarter and six months of fiscal 2007, respectively, compared to the prior year, while commodity sales declined 8.2 and 15.5 percent in the same periods.

Segment profit for JOTS decreased 47.6 percent for the second quarter and 33.8 percent for the first six months of fiscal 2007 compared to the prior year.  The results continued to reflect significantly higher feed costs and feed-related grow partner costs compared to fiscal 2006, as feed costs per ton for the second quarter were 37.3 percent higher than last year.  Pricing advances, volume gains, and product mix improvements were all achieved during the quarter, but were unable to offset the higher costs.  The segment also continued to be challenged with further processed tom weights below prior year levels, and the entire industry has faced livability rates below historical averages, which have both reduced the volume available for sale.  So although commodity meat pricing continued to be strong for the quarter, the lower volumes negatively impacted profits compared to fiscal 2006.  As value added growth continues to be a focus, the Company is working to develop an effective balance with the available meat supply.

As noted, value added growth was strong for the quarter, with all three value added business units surpassing prior year net sales and tonnage.  In the retail unit, product lines reflecting strong second quarter increases over the prior year were Jennie-O Turkey Store Oven Ready items (up 311,000 lbs. or 93.9 percent) and Jennie-O Turkey Store frozen turkey burgers (up 870,000 lbs. or 23.4 percent).  In the deli unit, growth continued in the Jennie-O Turkey Store rotisserie category, up 324,000 lbs. compared to the prior year second quarter.  The foodservice unit also had another excellent quarter, with continued acceptance of turkey burgers in the casual dining segment (up 641,000 lbs. or 60.6 percent) noted during the quarter.

For the remainder of the fiscal year, the segment’s principal challenge will be to continue to narrow the gap between grain costs and finished product pricing.  The second half of the fiscal year should benefit from the pricing advances implemented during the second quarter, and additional pricing and cost containment initiatives will be pursued.  However, the Company expects operating profits for this segment to remain below prior year levels during the third quarter, with results becoming more comparable to 2006 near the end of the fiscal year.

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

Specialty Foods net sales increased 7.7 percent for the second quarter and 12.3 percent for the first six months of fiscal 2007, compared to the same periods of fiscal 2006.  Tonnage volume increased 1.5 and 9.6 percent for the quarter and six months, respectively, compared to the prior year.  The Valley Fresh acquisition contributed $943 of net sales and 1,206,000 lbs. of tonnage volume to the second quarter results and $3,027 of net sales and 4,104,000 lbs. of tonnage volume to the six month results.  Excluding the impact of this acquisition, net sales and tonnage volume showed increases of 7.1 percent and 0.7 percent, respectively, compared to the second quarter of fiscal 2006 and increases of 11.3 percent and 8.1 percent, respectively, compared to the first six months of last year.  Each operating segment within Specialty Foods recorded higher net sales for the quarter compared to last year, while overall segment tonnage was up only slightly due to a favorable product mix shift.

Specialty Foods segment profit increased 33.3 percent in the second quarter and 52.2 percent for the six months, compared to 2006 results.  Overall segment profit results for the quarter reflected higher net sales, lower operating costs, and reduced selling expenses compared to last year.  HSP experienced improved results for ingredients driven by a favorable pricing environment, and increased production volumes created favorable manufacturing variances during the quarter.  Results at DCB were driven by an improved product mix as sales shifted to higher growth in nutritional products, while sales of commodity sugar products declined.  Sales of sugar substitute products were also up compared to last year.  CFI continued to benefit from improved capacity utilization, with double-digit tonnage growth shown in all but one major product category, and benefits due to the rising price of whey protein were also realized during the quarter.

All Other

The All Other segment includes the Hormel Foods International (HFI) operating segment, which manufactures, markets, and sells Company products internationally.  This segment also includes various miscellaneous corporate sales.  As noted above, this segment previously included Dan’s Prize, which became an operating segment of Refrigerated Foods beginning in fiscal 2007.

All Other net sales increased 21.3 percent for the quarter and 27.1 percent for the six months, compared to the comparable fiscal 2006 periods.  Segment profit increased 16.1 and 39.7 percent for the quarter and six months, respectively, compared to prior year results.  Fresh pork export sales were again a key driver for the quarter, up 4.4 million lbs. or 34.4 percent compared to the prior year quarter, due to planned reductions in picnic sales in the first half of 2006.  The segment reported increased net sales and tonnage for its China operations for the quarter, but profitability remained below prior year levels due to higher commodity input costs and freight expenses.

Unallocated Income and Expenses

The Company does not allocate investment income, interest expense, and interest income to its segments when measuring performance.  The Company also retains various other income and unallocated expenses at corporate.  These items are included in the segment table for the purpose of reconciling segment results to earnings before income taxes.

Net interest and investment income for the second quarter and six months of fiscal 2007 was a net expense of $4,373 and $8,651, respectively, compared to a net expense of $3,395 and $8,743 for the comparable quarter and six months of fiscal 2006.  Investment returns on the Company’s rabbi trust for supplemental executive retirement plans and deferred income plans decreased by $1,051 for the second quarter, compared to strong prior year performance.  Interest expense of $6,998 for the second quarter increased from $6,404 in the prior year, as the Company made additional funding to the rabbi trust by borrowing against the excess cash surrender value on its life insurance policies, to take advantage of favorable rates.  The Company anticipates that interest expense will approximate $26,000 for fiscal 2007.

General corporate expense for the second quarter and six months was $5,562 and $15,189, respectively, compared to $4,605 and $24,370 for the comparable periods of fiscal 2006.  Favorable bad debt recoveries in 2006 contributed to the increase for the second quarter, but were partially offset by overall lower corporate expenses in 2007.  In the first quarter of fiscal 2006, the Company also recorded $9,200 of stock option expense under SFAS 123(R) (Share-Based Payment), primarily due to executive retirements and expensing of new option grants to retirement eligible individuals, and approximately $3,300 for expenses related to partial settlements on non-qualified plans resulting from executive retirements.  The expense retained in corporate for option grants to retirement-eligible individuals decreased to approximately $1,600 for the first quarter of fiscal 2007, but an additional $423 and $2,185 was recognized for the second quarter and six months, respectively, related to the one-time grant of 100 stock options to all active, full-time employees.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions that was disclosed in the Company’s Annual Report on Form 10-K for the year ended October 29, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Selected financial ratios at the end of the second quarter of fiscal years 2007 and 2006 are as follows:

	End of Quarter
	2nd Quarter 2007	2nd Quarter 2006

Liquidity Ratios
Current ratio	2.2	1.9
Receivables turnover	18.1	19.3
Days sales in receivables	19.5	18.0
Inventory turnover	7.6	7.5
Days sales in inventory	50.4	50.4

Leverage Ratio
Long-term debt (including current maturities) to equity	18.3%	21.2%

Operating Ratios
Pretax profit to net worth	24.1%	24.5%
Pretax profit to total assets	14.5%	14.0%

Cash, cash equivalents, and short-term marketable securities were $107,773 at the end of the second quarter of fiscal year 2007 compared to $120,641 at the end of the comparable fiscal 2006 period.

Cash provided by operating activities was $88,786 in the first six months of fiscal 2007 compared to $99,795 in the same period of fiscal 2006.  Higher earnings for the first half of fiscal 2007 were offset by changes in working capital, including substantially higher inventory levels and the timing of federal tax payments compared to the prior year.  However, the Company elected not to prefund its discretionary Voluntary Employee Benefit Account (VEBA) in fiscal 2007, compared with funding of $57,000 made in the first quarter of fiscal 2006.  During the first quarter of fiscal 2006, the Company also made payments of $19,806 to partially settle lump sum payment obligations under non-qualified pension plans triggered by executive retirements, and payments of $10,074 on the Company’s Long Term Incentive Plan with respect to the three-year period ended October 30, 2005, which did not recur in fiscal 2007.

Cash flow from operating activities provides the Company with its principal source of liquidity.  Based on current business conditions, the Company does not anticipate a significant risk to cash flow from this source in the foreseeable future.

Cash used in investing activities increased to $115,664 from $99,295 in the first six months of fiscal 2006.  In the first quarter of fiscal 2007, the Company acquired Saag’s Products, Inc. for a preliminary purchase price of $12,997, and also invested $20,483 in a joint venture with San Miguel Corporation for the purchase of a hog processing business in Vietnam.  These outflows were offset by the purchase of Valley Fresh in the second quarter of 2006, for a preliminary purchase price of $76,444.  The Company’s investments in short-term auction rate securities also resulted in a net cash outflow of $13,775 in the first six months of fiscal 2007, compared to an inflow of $38,500 in the comparable period of fiscal 2006.  Fixed asset expenditures were $69,961 for the first six months of fiscal 2007 compared to $63,646 in the comparable period of fiscal 2006.  The Company estimates its fiscal 2007 fixed asset expenditures to be approximately $145,000.

Cash used in financing activities was $51,609 in the first six months of fiscal 2007 compared to $10,905 in the same period of fiscal 2006.  The variance in cash flow is due to net payments on debt of $8,880 in fiscal 2007, primarily related to debt assumed from the acquisition of Provena, compared to net proceeds of $34,663 in fiscal 2006 when the Company borrowed on its existing line of short-term credit to finance the acquisition of Valley Fresh.  The Company used $11,706 for common stock repurchases in first six months of fiscal 2007, compared to $12,723 in the prior year.  During the first six months of fiscal 2007, the Company repurchased 320,922 shares of its common stock under the repurchase plan approved by the Company’s Board of Directors in October 2002.  For additional information pertaining to the Company’s share repurchase plans or programs, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Cash dividends paid to the Company’s shareholders also continues to be a significant financing activity for the Company.  Dividends paid in the first six months of 2007 were $39,881 compared to $37,215 in the comparable period of fiscal 2006, reflecting a 7.1 percent increase in the dividend rate over 2006.  The Company has paid dividends for 315 consecutive quarters and expects to continue doing so.

The Company is required, by certain covenants in its debt agreements, to maintain specified levels of financial ratios and balance sheet position.  At the end of the second quarter of fiscal 2007, the Company was in compliance with all of these debt covenants.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

(In Thousands of Dollars)

Hog Markets.  The Company’s earnings are affected by fluctuations in the live hog market.  To minimize the impact on earnings, and to ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 15 years.  Contract formulas are based on hog production costs, hog futures, hog primal values, or industry reported hog markets.  Purchased hogs under contract accounted for 88 percent and 80 percent of the total hogs purchased by the Company through the first six months of fiscal 2007 and 2006, respectively.  The Company has converted the majority of its contracts to market-based formulas in order to better match input costs with customer pricing.  Therefore, a hypothetical 10 percent change in the cash market would have had an immaterial effect on the Company’s results of operations.

Certain procurement contracts allow for future hog deliveries (firm commitments) to be forward priced.  The Company generally hedges these firm commitments by using hog futures contracts.  These futures contracts are designated and accounted for as fair value hedges.  The change in the market value of such futures contracts has historically been, and is expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Changes in the fair value of the futures contracts, along with the gain or loss on the firm commitment, are marked-to-market through earnings and are recorded on the statement of financial position as a current asset and liability, respectively.  The fair value of the Company’s open futures contracts as of April 29, 2007, was ($994), compared to $(5,473) as of October 29, 2006.

The Company measures its market risk exposure on its hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in market prices.  A 10 percent increase in market prices would have negatively impacted the fair value of the Company’s April 29, 2007, open contracts by $1,823, which in turn would lower the Company’s future cost of purchased hogs by a similar amount.

Turkey Markets.  The Company raises or contracts for live turkeys.  Production costs in raising turkeys are subject primarily to fluctuations in feed grain prices, and to a lesser extent, fuel costs.  To reduce the Company’s exposure to changes in grain prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future direct grain purchases.  This program utilizes corn and soybean meal futures, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value of $(6,983), before tax, on the statement of financial position as of April 29, 2007, compared to $2,467, before tax, as of October 29, 2006.

The Company measures its market risk exposure on its grain futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain.  A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s April 29, 2007, open grain contracts by $9,764, which in turn would lower the Company’s future cost on purchased grain by a similar amount.

Natural Gas.  Production costs at the Company’s plants and feed mills are also subject to fluctuations in fuel costs.  To reduce the Company’s exposure to changes in natural gas prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future natural gas purchases.  This program utilizes natural gas swaps, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value of $1,384, before tax, on the statement of financial position as of April 29, 2007, compared to $(4,256), before tax, as of October 29, 2006.

The Company measures its market risk exposure on its natural gas contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for natural gas.  A 10 percent decrease in the market price for natural gas would have negatively impacted the fair value of the Company’s April 29, 2007, open natural gas contracts by $4,478, which in turn would lower the Company’s future cost on natural gas purchases by a similar amount.

Long-Term Debt.  A principal market risk affecting the Company is the exposure to changes in interest rates on the Company’s fixed-rate, long-term debt.  Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $7,597.  The fair values of the Company’s long-term debt were estimated using discounted future cash flows based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

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

(b)               Internal Controls.  During the second quarter of fiscal year 2007, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The live pork industry has evolved to very large, vertically integrated, year-round confinement operations operating under long-term supply agreements.  This has resulted in fewer hogs being available on the cash spot market.  The decrease in the supply of live hogs on the cash spot market could severely diminish the utilization of slaughter facilities and increase the cost of the raw materials they produce.  The Company uses long-term supply contracts to ensure a stable supply of raw materials while minimizing extreme fluctuations in costs over the long-term.  This may result, in the short term, in costs for live hogs that are higher than the cash spot market depending on the relationship of the cash spot market to contract prices. Market-based pricing on certain product lines, and lead time required to implement pricing adjustments, may prevent these cost increases from being recovered, and these higher costs could adversely affect our short-term financial results.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the Second Quarter of Fiscal 2007

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 29, 2007 – March 4, 2007	—	$—	—	6,567,269
March 5, 2007 – April 1, 2007	320,922	36.48	320,922	6,246,347
April 2, 2007 – April 29, 2007	—	—	—	6,246,347
Total	320,922	$36.48	320,922

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

HORMEL FOODS CORPORATION
(Registrant)

Date: June 8, 2007	By	/s/ JODY H. FERAGEN
JODY H. FERAGEN
Senior Vice President
and Chief Financial Officer

Date: June 8, 2007	By	/s/ ROLAND G. GENTZLER
ROLAND G. GENTZLER
Vice President and Treasurer