Form 10-Q
period 2007-07-29
HORMEL FOODS CORP /DE/
filed 2007-09-07
CIK 48465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended July 29, 2007	Commission File
Number 1-2402

HORMEL FOODS CORPORATION

Incorporated Under the Laws	I.R.S. Employer Identification No.
of the State of Delaware	#41-0319970

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 2, 2007
Common Stock	$.0586 par value	136,528,125
Common Stock Non-Voting	$.01 par value	-0-

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In Thousands of Dollars)

	July 29,	October 29,
	2007	2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$104,504	$172,485
Accounts receivable	323,522	341,916
Inventories	659,223	570,932
Federal income taxes	4,141	0
Deferred income taxes	51,563	48,535
Prepaid expenses and other current assets	14,689	7,803
TOTAL CURRENT ASSETS	1,157,642	1,141,671

DEFERRED INCOME TAXES	11,476	7,387

GOODWILL	550,060	550,706

OTHER INTANGIBLES	142,211	147,975

NET PENSION ASSETS	59,984	66,097

INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	102,341	76,684

OTHER ASSETS	163,677	158,976

PROPERTY, PLANT AND EQUIPMENT
Land	48,077	46,854
Buildings	594,058	562,949
Equipment	1,152,469	1,110,315
Construction in progress	129,694	123,608
	1,924,298	1,843,726
Less allowance for depreciation	(987,495)	(932,916)
	936,803	910,810

TOTAL ASSETS	$3,124,194	$3,060,306

See notes to consolidated financial statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In Thousands of Dollars)

	July 29,	October 29,
	2007	2006
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$261,800	$271,358
Notes payable/short-term debt	10,000	0
Accrued expenses	34,269	27,103
Accrued workers compensation	29,219	27,895
Accrued marketing expenses	73,311	68,503
Employee compensation	96,232	107,332
Taxes, other than federal income taxes	2,622	7,784
Dividends payable	20,691	19,361
Federal income taxes	0	55,312
Current maturities of long-term debt	60	366
TOTAL CURRENT LIABILITIES	528,204	585,014

LONG-TERM DEBT—less current maturities	350,013	350,054

ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION	271,519	271,240

OTHER LONG-TERM LIABILITIES	50,870	51,086

SHAREHOLDERS’ INVESTMENT
Preferred stock, par value $.01 a share—authorized 80,000,000 shares; issued—none
Common stock, non-voting, par value $.01 a share—authorized 200,000,000 shares; issued—none
Common stock, par value $.0586 a share—authorized 400,000,000 shares; issued 136,709,732 shares July 29, 2007 issued 137,639,954 shares October 29, 2006	8,011	8,066
Additional paid-in capital	0	2,507
Accumulated other comprehensive loss	(17,910)	(17,996)
Retained earnings	1,933,487	1,821,202
	1,923,588	1,813,779
Shares held in treasury—300,000 shares October 29, 2006	0	(10,867)
TOTAL SHAREHOLDERS’ INVESTMENT	1,923,588	1,802,912

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$3,124,194	$3,060,306

See notes to consolidated financial statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands of Dollars, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006

Net sales	$1,520,005	$1,406,894	$4,528,685	$4,188,172
Cost of products sold	1,196,624	1,084,740	3,499,981	3,181,544
GROSS PROFIT	323,381	322,154	1,028,704	1,006,628

Expenses:
Selling and delivery	187,823	187,387	578,974	566,886
Administrative and general	41,231	40,028	123,574	138,062
TOTAL EXPENSES	229,054	227,415	702,548	704,948

Equity in earnings of affiliates	1,212	10	2,084	3,710
OPERATING INCOME	95,539	94,749	328,240	305,390

Other income and expense:
Interest and investment income (loss)	1,373	(661)	6,078	3,232
Interest expense	(6,633)	(6,555)	(19,989)	(19,191)
EARNINGS BEFORE INCOME TAXES	90,279	87,533	314,329	289,431
Provision for income taxes	32,905	27,982	113,629	93,296

NET EARNINGS	$57,374	$59,551	$200,700	$196,135

NET EARNINGS PER SHARE:
BASIC	$0.42	$0.43	$1.46	$1.42
DILUTED	$0.41	$0.43	$1.44	$1.41

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	137,447	137,913	137,574	137,906
DILUTED	139,414	139,684	139,564	139,562

DIVIDENDS DECLARED PER SHARE:	$0.15	$0.14	$0.45	$0.42

See notes to consolidated financial statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(Unaudited)

	Nine Months Ended
	July 29, 2007	July 30, 2006

OPERATING ACTIVITIES
Net earnings	$200,700	$196,135
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	85,082	81,661
Amortization of intangibles	8,645	8,035
Equity in earnings of affiliates	(3,186)	(3,308)
Provision for deferred income taxes	(3,239)	(5,063)
Loss (Gain) on property/equipment sales and plant facilities	617	(741)
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	23,926	12,964
Increase in inventories, prepaid expenses, and other current assets	(97,152)	(47,568)
Decrease (Increase) in net pension assets	6,113	(27,277)
(Decrease) in accounts payable and accrued expenses	(72,242)	(57,927)
Other	7,333	11,469
NET CASH PROVIDED BY OPERATING ACTIVITIES	156,597	168,380

INVESTING ACTIVITIES
Sale of available-for-sale securities	527,857	153,650
Purchase of available-for-sale securities	(527,857)	(122,260)
Acquisitions of businesses/intangibles	(13,620)	(75,013)
Purchases of property/equipment	(96,602)	(107,678)
Proceeds from sales of property/equipment	5,866	4,714
(Increase) Decrease in investments, equity in affiliates, and other assets	(24,751)	542
Dividends from affiliates	730	811
NET CASH USED IN INVESTING ACTIVITIES	(128,377)	(145,234)

FINANCING ACTIVITIES
Proceeds from short-term debt	25,000	80,000
Principal payments on short-term debt	(17,576)	(40,000)
Principal payments on long-term debt	(6,322)	(353)
Dividends paid on common stock	(60,524)	(56,515)
Share repurchase	(47,982)	(12,809)
Other	11,203	7,674
NET CASH USED IN FINANCING ACTIVITIES	(96,201)	(22,003)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(67,981)	1,143
Cash and cash equivalents at beginning of year	172,485	131,046

CASH AND CASH EQUIVALENTS AT END OF QUARTER	$104,504	$132,189

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

Income Taxes

The effective tax rate for the third quarter and first nine months of fiscal 2007 was 36.4 and 36.1 percent, respectively, compared to 32.0 and 32.2 percent for the comparable periods of fiscal 2006.  The higher rate for both the quarter and nine months of 2007 primarily reflects the impact of discrete events related to unfavorable prior period audits, while the fiscal 2006 rates were reduced by discrete benefits related to the favorable settlement of various state and federal tax audits.  The lower nine month rate for fiscal 2006 also reflects a discrete item recorded in the first quarter for the tax benefit related to a Medicare subsidy created under the provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

Guarantees

The Company enters into various agreements guaranteeing specified obligations of affiliated parties.  Currently, the Company provides a standby letter of credit for obligations of an affiliated party that may arise under worker compensation claims.  The Company’s guarantees either terminate in one year or remain in place until such time as the Company revokes the agreement.  Total guarantees provided by the Company, as of July 29, 2007, amounted to $1,940.  These potential obligations are not reflected in the Company’s consolidated statements of financial position.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  The pronouncement requires the funded status of a plan, measured as the difference between the fair value of plan assets and the benefit obligation, be recognized on a plan sponsor’s statement of financial position.  It also requires gains or losses that arise during the plan year to be recognized as a component of other comprehensive income to the extent they are not recognized in net periodic benefit cost during the year.  These provisions are effective for fiscal years ending after December 15, 2006.  For fiscal years ending after December 15, 2008, the pronouncement further requires plan sponsors to measure defined benefit plan assets and obligations as of the date of the plan sponsor’s fiscal year-end statement of financial position.  The Company will adopt the required provisions of this statement for the fiscal 2007 year end.  Based on the information available as of July 29, 2007, the Company expects adoption of this statement to result in an increase in net pension assets of approximately $15,500, an increase in deferred income tax assets of approximately $37,800, an increase in liabilities of approximately $114,300, and an increase in accumulated other comprehensive loss of approximately $61,000.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006, and therefore the Company expects to adopt FIN 48 at the beginning of fiscal 2008.  The Company is currently assessing the impact of this accounting standard.

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

On December 15, 2006, the Company completed the acquisition of Provena Foods Inc. (Provena).  Provena was a publicly traded company based in Chino, California, and provides pepperoni and pasta to pizza makers and packaged food manufacturers.  Under the terms of the agreement, each outstanding share of Provena common stock was converted into 0.08 shares of Hormel Foods Corporation common stock, resulting in the issuance of 287,473 shares of the Company’s common stock at $38.12 per share.  The transaction has a total value of $11,653 in cash and stock, plus the assumption of various liabilities.  The acquisition strengthens the capabilities of the Refrigerated Foods segment by providing additional production capacity.

Operating results for each acquisition above are included in the Company’s consolidated statements of operations from the date of acquisition.  Pro forma results are not presented as the acquisitions are not considered material, individually or in the aggregate, to the consolidated Company.

On August 23, 2007, subsequent to the end of the third quarter, the Company acquired privately-held Burke Corporation for a preliminary purchase price of $110,000 in cash.  Burke Corporation is a manufacturer and marketer of pizza toppings and other fully cooked meat products, and operates facilities in Nevada, Iowa and Ames, Iowa.  These facilities will increase production capabilities for the Refrigerated Foods segment, and should enable growth in the pizza toppings category by expanding the Company’s product offerings to foodservice customers.

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

A reconciliation of the number of options outstanding and exercisable (in thousands) as of July 29, 2007, and changes during the nine months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at 10/29/06	8,823	$24.81
Granted	2,985	37.92
Exercised	(578)	16.67
Forfeitures	(94)	37.04
Outstanding at 7/29/07	11,136	$28.65	6.5 years	$79,258
Exercisable at 7/29/07	6,306	$23.72	4.8 years	$71,114

The weighted-average grant date fair value of stock options granted, and the total intrinsic value of options exercised during the three and nine months of fiscal years 2007 and 2006, is as follows:

	Three Months Ended		Nine Months Ended
	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006
Weighted-average grant date fair value	N/A	N/A	$9.41	$9.25
Intrinsic value of exercised options	$2,701	$4,521	$12,503	$14,317

The fair value of each ordinary option award is calculated on the date of grant using the Black-Scholes valuation model.  The fair value of the one-time option award made to all active, full-time employees during the first quarter of fiscal 2007 was calculated using a lattice-based model due to the inclusion of the performance condition that could accelerate vesting.  No options were granted in the three month periods ended July 29, 2007, or July 30, 2006.  Weighted-average assumptions used in calculating the fair value of options granted during the first nine months of fiscal years 2007 and 2006 are as follows:

	Nine Months Ended
	July 29, 2007	July 30, 2006
Risk-Free Interest Rate	4.6%	4.5%
Dividend Yield	1.6%	1.7%
Stock Price Volatility	21.0%	21.0%
Expected Option Life	7 years	8 years

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

The Company’s nonvested shares vest after five years or upon retirement.  A reconciliation of the nonvested shares (in thousands) as of July 29, 2007, and changes during the nine months then ended, is as follows:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at 10/29/06	99	$32.16
Granted	28	37.92
Vested	(55)	33.14
Nonvested at 7/29/07	72	$33.62

No nonvested shares were granted or vested in the three month periods ended July 29, 2007, or July 30, 2006.   The weighted-average grant date fair value of nonvested shares granted, the total fair value of nonvested shares granted, and the fair value of shares that have vested during the first nine months of fiscal years 2007 and 2006, is as follows:

	Nine Months Ended
	July 29, 2007	July 30, 2006
Weighted-average grant date fair value	$37.92	$33.35
Fair value of nonvested shares granted	$1,043	$2,543
Fair value of shares vested	$1,813	$2,959

Stock-based compensation expense, along with the related income tax benefit, for the three and nine months of fiscal years 2007 and 2006 is presented in the table below.  The expense for the three and nine months of fiscal 2007 includes $402 and $2,587, respectively, related to the one-time grant of 100 stock options to all active, full-time employees during the first quarter.

	Three Months Ended		Nine Months Ended
	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006
Stock-based compensation expense recognized	$2,779	$2,098	$12,845	$16,595
Income tax benefit recognized	(1,056)	(786)	(4,882)	(6,221)
After-tax stock-based compensation expense	$1,723	$1,312	$7,963	$10,374

At July 29, 2007, there was $20,092 of total unrecognized compensation expense from stock-based compensation arrangements granted under the plans.  This compensation is expected to be recognized over a weighted-average period of approximately 3.1 years.  During the quarter and nine months ended July 29, 2007, cash received from stock option exercises was $1,037 and $5,408, compared to $1,435 and $3,661 for the quarter and nine months ended July 30, 2006.  The total tax benefit to be realized for tax deductions from these option exercises for the quarter and nine months ended July 29, 2007, was $1,027 and $4,753, respectively, compared to $1,695 and $6,581 in the comparable periods in fiscal 2006.  The amounts reported for tax deductions for option exercises in the quarter and nine months ended July 29, 2007, include $742 and $4,330, respectively, of excess tax benefits compared to $1,656 and $4,149, respectively, of excess tax benefits last year, which are included in “Other” under financing activities on the Consolidated Statements of Cash Flows (with an offsetting amount in other operating activities).

Shares issued for option exercises and nonvested shares may be either authorized but unissued shares, or shares of treasury stock acquired in the open market or otherwise.

NOTE D                                                  GOODWILL AND INTANGIBLE ASSETS

There were no changes in the carrying amount of goodwill for the three months ended July 29, 2007.  Changes in the carrying amount of goodwill for the nine months ended July 29, 2007, are presented in the table below.  Goodwill acquired relates to the acquisition of Saag’s, while the purchase adjustments relate primarily to the Valley Fresh acquisition.  The reclassification in 2007 represents the movement of the Dan’s Prize operating segment from All Other to Refrigerated Foods.  See additional discussion in Note K.

	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	All Other	Total
Balance as of October 29, 2006	$124,367	$25,956	$203,214	$194,817	$2,352	$550,706
Goodwill acquired	—	525	—	—	—	525
Purchase adjustments	(1,003)	(76)	—	(92)	—	(1,171)
Reclassifications	—	1,678	—	—	(1,678)	—
Balance as of July 29, 2007	$123,364	$28,083	$203,214	$194,725	$674	$550,060

The gross carrying amount and accumulated amortization for definite-lived intangible assets are presented below.  Intangible assets with a gross carrying value of $2,041 were added during the first nine months of 2007 related to the acquisitions of Saag’s and Provena.

	July 29, 2007		October 29, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete covenants	$18,630	$(13,011)	$19,310	$(11,103)
Formulas and recipes	18,415	(8,773)	20,875	(9,574)
Proprietary software and technology	17,890	(5,497)	17,040	(3,831)
Customer lists/relationships	11,476	(3,969)	11,300	(3,093)
Distribution network	4,120	(1,612)	3,700	(1,303)
Purchase and supply agreements	2,140	(2,104)	2,460	(2,096)
Other intangibles	8,267	(3,744)	7,992	(2,845)
Total	$80,938	$(38,710)	$82,677	$(33,845)

Amortization expense was $2,782 and $8,645 for the three and nine months ended July 29, 2007, respectively, compared to $3,078 and $8,035 for the three and nine months ended July 30, 2006.  Estimated annual amortization expense for the five fiscal years after October 29, 2006, is as follows:

2007	$11,440
2008	8,449
2009	6,769
2010	5,943
2011	5,086

The carrying amounts for indefinite-lived intangible assets are presented in the table below.  The increase in 2007 represents trademarks acquired from Saag’s.

	July 29, 2007	October 29, 2006
Brands/tradenames/trademarks	$91,999	$91,159
Other intangibles	7,984	7,984
Total	$99,983	$99,143

NOTE E                                                    SHIPPING AND HANDLING COSTS

Shipping and handling costs are recorded as selling and delivery expenses.  Shipping and handling costs were $99,938 and $303,901 for the three and nine months ended July 29, 2007, respectively, compared to $101,019 and $300,705 for the three and nine months ended July 30, 2006.

NOTE F                                                    EARNINGS PER SHARE DATA

The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006

Basic weighted-average shares outstanding	137,447	137,913	137,574	137,906

Net effect of dilutive stock options	1,967	1,771	1,990	1,656

Diluted weighted-average shares outstanding	139,414	139,684	139,564	139,562

NOTE G                                                  COMPREHENSIVE INCOME

Components of comprehensive income, net of taxes, are:

	Three Months Ended		Nine Months Ended
	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006

Net earnings	$57,374	$59,551	$200,700	$196,135
Other comprehensive income (loss):
Unrealized (loss) gain on available-for- sale securities	—	516	(381)	516
Deferred loss on hedging	(2,112)	(1,876)	(6,922)	(3,859)
Reclassification adjustment into net earnings	1,060	242	2,778	(998)
Foreign currency translation	2,838	(1,526)	4,611	1,372
Other comprehensive income (loss)	1,786	(2,644)	86	(2,969)
Total comprehensive income	$59,160	$56,907	$200,786	$193,166

NOTE H                                                  INVENTORIES

Principal components of inventories are:

	July 29, 2007	October 29, 2006

Finished products	$350,314	$308,509
Raw materials and work-in-process	191,323	153,189
Materials and supplies	117,586	109,234

Total	$659,223	$570,932

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

As of July 29, 2007, the Company has included in “Accumulated other comprehensive loss,” hedging losses of $5,606 (net of tax) relating to its positions.  The Company expects to recognize the majority of these losses over the next 12 months.  Losses in the amount of $1,688 and $4,446, before tax, were reclassified into earnings in the three and nine months ending July 29, 2007, respectively, compared to losses of $397 and gains of $1,582, before tax, in the three and nine months ended July 30, 2006.  There were no gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges.

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

As of July 29, 2007, the fair value of the Company’s futures contracts included on the statement of financial position was $(1,667).  Losses on closed futures contracts in the amount of $919 and $14,224, before tax, were recognized in earnings during the three and nine months ended July 29, 2007, compared to losses on closed futures contracts of $(665) and gains of $1,620, before tax, in the same periods of fiscal 2006.  There were no gains or losses recognized into earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.

NOTE J                                                    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Net periodic benefit cost for pension and other postretirement benefit plans consists of the following:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006
Service cost	$4,750	$5,365	$14,250	$16,360
Interest cost	10,638	10,063	31,913	30,275
Expected return on plan assets	(13,376)	(12,791)	(40,128)	(38,374)
Amortization of prior service cost	(29)	229	(87)	685
Recognized actuarial loss	1,466	2,358	4,398	7,236
Settlement charge	0	4,897	0	12,183

Net periodic cost	$3,449	$10,121	$10,346	$28,365

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006
Service cost	$748	$874	$2,244	$2,624
Interest cost	5,767	5,409	17,301	16,226
Amortization of prior service cost	1,433	1,414	4,299	4,241
Recognized actuarial loss	922	883	2,767	2,650

Net periodic cost	$8,870	$8,580	$26,611	$25,741

The Company recognized an additional settlement charge of $4,897 in the third quarter of 2006 on non-qualified plans resulting from executive retirements.  For the first nine months of fiscal 2006, settlement charges of $12,183 were recognized.

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

The Grocery Products segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market.  This segment also includes the results of Valley Fresh, Inc. (Valley Fresh) branded products, acquired in the second quarter of fiscal 2006.

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

The Specialty Foods segment includes the Diamond Crystal Brands, Century Foods International, and Hormel Specialty Products operating segments.  This segment consists of the packaging and sale of various sugar and sugar substitute products, salt and pepper products, dessert mixes, gelatin products, and private label canned meats to retail and foodservice customers.  This segment also includes the processing, marketing, and sale of nutritional food products and supplements to hospitals, nursing homes, and other marketers of nutritional products.  Specialty Products includes the results for Valley Fresh private label products.

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

	Three Months Ended		Nine Months Ended
	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006

Net Sales to Unaffiliated Customers
Grocery Products	$202,150	$199,545	$631,991	$604,457
Refrigerated Foods	825,285	756,611	2,419,596	2,230,977
Jennie-O Turkey Store	278,588	267,754	825,246	789,407
Specialty Foods	167,694	146,583	513,842	454,761
All Other	46,288	36,401	138,010	108,570
Total	$1,520,005	$1,406,894	$4,528,685	$4,188,172

Intersegment Sales
Grocery Products	$—	$—	$—	$—
Refrigerated Foods	662	531	1,791	1,542
Jennie-O Turkey Store	25,802	20,643	70,442	57,659
Specialty Foods	47	59	123	168
All Other	—	—	—	—
Total	$26,511	$21,233	$72,356	$59,369
Intersegment elimination	(26,511)	(21,233)	(72,356)	(59,369)
Total	$—	$—	$—	$—

Net Sales
Grocery Products	$202,150	$199,545	$631,991	$604,457
Refrigerated Foods	825,947	757,142	2,421,387	2,232,519
Jennie-O Turkey Store	304,390	288,397	895,688	847,066
Specialty Foods	167,741	146,642	513,965	454,929
All Other	46,288	36,401	138,010	108,570
Intersegment elimination	(26,511)	(21,233)	(72,356)	(59,369)
Total	$1,520,005	$1,406,894	$4,528,685	$4,188,172

Segment Operating Profit
Grocery Products	$26,868	$27,525	$99,046	$90,909
Refrigerated Foods	36,764	30,023	122,893	104,667
Jennie-O Turkey Store	20,841	25,715	64,761	92,034
Specialty Foods	14,075	10,989	48,398	33,534
All Other	4,853	2,907	16,193	11,026
Total segment operating profit	$103,401	$97,159	$351,291	$332,170

Net interest and investment income	(5,260)	(7,216)	(13,911)	(15,959)
General corporate expense	(7,862)	(2,410)	(23,051)	(26,780)

Earnings before income taxes	$90,279	$87,533	$314,329	$289,431

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (In Thousands of Dollars, Except Per Share Amounts)

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

The Company earned $.41 per diluted share in the third quarter of fiscal 2007, compared to $.43 per diluted share in the third quarter of fiscal 2006.  Significant factors impacting the quarter were:

•                  Higher raw material costs negatively impacted results within the Grocery Products segment.

•                  Jennie-O Turkey Store profits declined due to continued higher feed related costs, although the segment made significant progress in the quarter toward recovering these costs through pricing initiatives and value-added product growth.

•                  The Refrigerated Foods segment reported strong results driven by growth in key value-added business units.

•                  The Specialty Foods segment continued to experience strong net sales and profit growth in all three operating segments.

•                  General corporate expenses increased from the prior year due to higher professional service related expenses, higher benefit related accruals, and a gain on the sale of a Company airplane recorded in fiscal 2006.

•                  Unfavorable discrete tax events increased the Company’s effective tax rate and decreased earnings per share by $.03 per diluted share.

Consolidated Results

Net earnings for the third quarter of fiscal 2007 decreased 3.7 percent to $57,374 compared to $59,551 in the same quarter of 2006.  Diluted earnings per share for the quarter decreased to $.41 from $.43 last year.  Net earnings for the first nine months of 2007 increased 2.3 percent to $200,700 from $196,135 in 2006.  Diluted earnings per share for the same period increased to $1.44 from $1.41 in the prior year.

Net sales for the third quarter of fiscal 2007 increased 8.0 percent to $1,520,005 from $1,406,894 in 2006.  Tonnage increased 0.5 percent to 1,066 million lbs. for the third quarter compared to 1,060 million lbs. in the same quarter of last year.  Net sales for the first nine months of fiscal 2007 increased 8.1 percent to $4,528,685 from $4,188,172 in the first nine months of fiscal 2006.  Tonnage for the nine months increased 3.8 percent over the comparable period of 2006.  Net sales and tonnage comparisons were positively impacted by the first quarter 2007 acquisitions of Saag’s and Provena, and on a year to date basis, includes the second quarter 2006 acquisition of Valley Fresh.  On a combined basis, these acquisitions contributed $16,902 of net sales and 9.6 million lbs. of tonnage to the third quarter results and $59,516 of net sales and 33.9 million lbs. of tonnage to the nine month results.  Excluding the impact of these acquisitions, net sales and tonnage increased 6.8 percent and decreased 0.4 percent, respectively, compared to the third quarter of fiscal 2006, and increased 6.7 percent and 2.7 percent, respectively, compared to the first nine months of last year.

Gross profit for the third quarter and nine months of fiscal 2007 was $323,381 and $1,028,704, respectively, compared to $322,154 and $1,006,628 for the same periods last year.  Gross profit as a percentage of net sales for the third quarter and nine months decreased to 21.3 and 22.7 percent, respectively, in 2007, from 22.9 and 24.0 percent for the comparable quarter and nine months of fiscal 2006.  Prior year results included a $6,218 gain on litigation recognized in the third quarter of fiscal 2006.  Higher raw material costs for pork, beef, and chicken also pressured margins during the 2007 third quarter.  The impact was most notable in the Grocery Products segment, where pricing advances taken early in the quarter were unable to offset the increased costs.  Value-added growth within the Refrigerated Foods segment was able to offset a portion of this impact.  Despite the continued higher grain markets compared to fiscal 2006, the Jennie-O Turkey Store (JOTS) segment was able to make substantial margin improvements in the third quarter through favorable product mix changes, pricing advances, and operational efficiency gains.  Additional pricing advances will be pursued where possible during the fourth quarter, which should bring JOTS results in the fourth quarter back in line with prior year levels.

Selling and delivery expenses for the third quarter and nine months of fiscal 2007 were $187,823 and $578,974, respectively, compared to $187,387 and $566,886 last year.  Lower shipping and handling costs provided some benefit in the third quarter, but these expenses still represented an increase of approximately $3,200 for the first nine months of fiscal 2007 compared to the prior year.  Selling and delivery expenses as a percentage of net sales decreased to 12.4 percent and 12.8 percent, respectively, for the third quarter and nine months of fiscal 2007, compared to 13.3 and 13.5 percent of net sales in the comparable periods of 2006.  Approximately $1,700 and $4,200 were reflected in selling and delivery expense in the third quarter and nine months of fiscal 2006, respectively, related to settlements on non-qualified plans resulting from executive retirements.  The Company’s marketing investment also decreased slightly to 1.9 and 2.1 percent of net sales for the third quarter and nine months, respectively, compared to 2.1 percent and 2.3 percent in the comparable periods of 2006.  However, marketing initiatives in the fourth quarter of fiscal 2007 are planned, which should result in marketing expenses for the upcoming quarter and full fiscal year exceeding fiscal 2006.

Administrative and general expenses were $41,231 and $123,574 for the third quarter and nine months of fiscal 2007, respectively, compared to $40,028 and $138,062 last year.  As a percentage of net sales, administrative and general expenses for the both the fiscal 2007 third quarter and nine months were 2.7 percent, compared to 2.8 percent and 3.3 percent, respectively, for the comparable quarter and nine months in fiscal 2006.  The increased expense for the quarter primarily reflects a gain of $2,286 recorded on the sale of a Company airplane in the third quarter of fiscal 2006, higher professional service related expenses in 2007, and higher benefit related accruals compared to the prior year.  In the first quarter of 2006, the Company recognized $9,200 of stock option expense recorded under SFAS 123(R) (Share-Based Payment), primarily due to executive retirements and expensing of new option grants to retirement-eligible individuals.  Approximately $2,500 and $6,300 were also included in administrative and general expense in the third quarter and nine months of fiscal 2006, respectively, related to settlements on non-qualified plans resulting from executive retirements.  In comparison, the Company recorded stock option expense of approximately $1,762 in the first quarter of fiscal 2007 related to new option grants to retirement-eligible individuals, and $402 and $2,587 for the third quarter and nine months, respectively, related to the one-time grant of 100 stock options to all active, full-time employees.  The Company expects administrative and general expenses to remain near current levels during the fourth quarter, and to approximate 2.8 percent of net sales for the 2007 fiscal year.

Equity in earnings of affiliates was $1,212 and $2,084 for the third quarter and nine months of fiscal 2007, respectively, compared to $10 and $3,710 last year.  Increases for the third quarter primarily reflect increased performance by the Company’s 40.0 percent owned Philippine joint venture, Purefoods-Hormel Company, and increases for both the quarter and nine months reflect improved performance from the Company’s 50.0 percent owned joint venture, Herdez Corporation.  In the first quarter of fiscal 2007, the Company invested $20,483 in a joint venture with San Miguel Corporation for the purchase of a hog production business in Vietnam.  Equity in earnings from this 49.0 percent owned joint venture also benefited the third quarter and nine month comparison to the prior year by $395 and $213, respectively.  Minority interests in the Company’s consolidated investments are also reflected in these figures, resulting in decreased earnings of $452 and $1,504 for the third quarter and nine months, respectively, compared to the prior year.

The effective tax rate for the third quarter and first nine months of fiscal 2007 was 36.4 and 36.1 percent, respectively, compared to 32.0 and 32.2 percent for the comparable periods of fiscal 2006.  The higher rate for both the quarter and nine months of 2007 primarily reflects the impact of discrete events related to unfavorable prior period audits, while the fiscal 2006 rates were reduced by discrete benefits related to the favorable settlement of various state and federal tax audits.  The lower nine month rate for fiscal 2006 also reflects a discrete item recorded in the first quarter for the tax benefit related to a Medicare subsidy created under the provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.  The Company expects a fourth quarter effective tax rate between 35.4 and 35.8 percent, which should result in a full year effective tax rate between 35.8 and 36.2 percent for fiscal 2007.

Segment Results

Net sales and operating profits for each of the Company’s segments are set forth below.  Additional segment financial information can be found in Note K of the Notes to Consolidated Financial Statements.

	Three Months Ended			Nine Months Ended
	July 29, 2007	July 30, 2006	% Change	July 29, 2007	July 30, 2006	% Change
Net Sales
Grocery Products	$202,150	$199,545	1.3	$631,991	$604,457	4.6
Refrigerated Foods	825,285	756,611	9.1	2,419,596	2,230,977	8.5
Jennie-O Turkey Store	278,588	267,754	4.0	825,246	789,407	4.5
Specialty Foods	167,694	146,583	14.4	513,842	454,761	13.0
All Other	46,288	36,401	27.2	138,010	108,570	27.1
Total	$1,520,005	$1,406,894	8.0	$4,528,685	$4,188,172	8.1

Segment Operating Profit
Grocery Products	$26,868	$27,525	(2.4)	$99,046	$90,909	9.0
Refrigerated Foods	36,764	30,023	22.5	122,893	104,667	17.4
Jennie-O Turkey Store	20,841	25,715	(19.0)	64,761	92,034	(29.6)
Specialty Foods	14,075	10,989	28.1	48,398	33,534	44.3
All Other	4,853	2,907	66.9	16,193	11,026	46.9

Total segment operating profit	$103,401	$97,159	6.4	$351,291	$332,170	5.8
Net interest and investment income	(5,260)	(7,216)	27.1	(13,911)	(15,959)	12.8
General corporate expense	(7,862)	(2,410)	(226.2)	(23,051)	(26,780)	13.9

Earnings before income taxes	$90,279	$87,533	3.1	$314,329	$289,431	8.6

Grocery Products

The Grocery Products segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market.  This segment also includes the results of Valley Fresh, Inc. (Valley Fresh) branded products, acquired in the second quarter of fiscal 2006.

Grocery Products net sales increased 1.3 percent for the third quarter and 4.6 percent for the nine months compared to the comparable fiscal 2006 periods.  Tonnage was down 1.1 percent for the quarter and up 1.6 percent for the nine months compared to the prior year.  The Valley Fresh acquisition contributed $14,705 of net sales and 6.6 million lbs. of tonnage to the nine month results.  Excluding the impact of this acquisition, net sales showed an increase of 2.5 percent and tonnage showed a slight decrease of 0.2 percent, compared to the first nine months of last year.

Increases in the third quarter tonnage were driven by continued growth in microwave products (up 3.4 million lbs. or 22.2 percent), led by the Hormel Compleats microwave tray line. The SPAM family of products also showed volume improvements (up 2.3 million lbs. or 14.0 percent) reflecting promotional activity related to the 70th anniversary of the brand.  Offsetting these increases were lower than expected sales of Chi-Chi’s sauces, Hormel chili, and Valley Fresh chunk meats.

Segment profit for Grocery Products decreased 2.4 percent for the third quarter and increased 9.0 percent for the nine months compared to the comparable fiscal 2006 periods.  Decreases for the third quarter were driven by higher commodity input costs for pork, beef, and chicken.  Pricing actions taken at the beginning of the third quarter were not sufficient to offset these higher input costs.  The profitability of the SPAM family of products, chunk chicken, and Hormel bacon bits were most negatively impacted by the increased raw material costs.

Looking forward, the Grocery Products segment is anticipating continued pressure in the fourth quarter from higher input costs for pork and chicken raw materials, which may have a negative impact on segment profit results for the remainder of fiscal year 2007.

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

Net sales by the Refrigerated Foods segment increased 9.1 percent for the third quarter and 8.5 percent for the nine months of fiscal 2007, compared to the same periods of fiscal 2006.  Tonnage decreased slightly by 0.6 percent and increased by 2.9 percent for the third quarter and nine months, respectively, compared to last year.  Net sales and tonnage comparisons were positively impacted by the fiscal 2007 acquisitions of Saag’s and Provena.  These acquisitions contributed a combined $16,902 of net sales and 9.6 million lbs. of tonnage to the third quarter results and $41,785 of net sales and 23.1 million lbs. of tonnage to the nine month results.  Excluding the impact of these acquisitions, net sales and tonnage increased 6.8 percent and decreased 2.3 percent, respectively, compared to the third quarter of fiscal 2006, and increased 6.6 percent and 1.5 percent, respectively, compared to the first nine months of last year.

Segment profit for Refrigerated Foods increased 22.5 and 17.4 percent for the third quarter and nine months, respectively, compared to the prior year.  The Company processed 2,265,000 hogs during the third quarter, which was comparable to 2,267,000 hogs for the same period last year.  Hog processing has increased 3.2 percent in the first nine months of fiscal 2007, as compared to the prior year.  Processing margins were negatively impacted by higher raw material costs, as hog costs were up 5.4 percent over the prior year third quarter while cutout values increased only 2.5 percent.  Prior year results also included a $3,109 gain on litigation recognized in the third quarter of fiscal 2006.  Strong value-added product growth, favorable product mix, and strategic price increases in key product categories were more than able to offset these cost impacts, driving the overall operating profit increase for the third quarter.  The Company expects hog markets in the fourth quarter of fiscal 2007 to be comparable to the prior year, and anticipates a slight increase in supply.

The Meat Products business unit reported strong results in the third quarter.  Strong retail feature and display activity during the quarter contributed to notable gains over the prior year on Always Tender flavored meats (up 1,492,000 lbs. or 18.7 percent), DiLusso Deli Company products (up 859,000 lbs. or 61.6 percent), Hormel refrigerated entrees (up 700,000 lbs. or 15.5 percent), and Hormel party trays (up 190,000 lbs. or 10.5 percent).  Hormel Natural Choice lunchmeats also reported gains for the quarter (up 1,259,000 lbs. or 62.5 percent), as the Company continues to aggressively support this all natural product line with national advertising and consumer promotions.  As noted, the benefit of price increases implemented during the quarter for certain Meat Products categories also contributed to improved operating profit results for the segment.

The Foodservice business unit also experienced strong top and bottom line growth in the third quarter, reflecting a 6.2 percent increase in branded tonnage over the third quarter of 2006.  Double-digit growth was reported in several product categories, including pizza toppings (up 1,062,000 lbs. or 11.0 percent), sliced meats (up 926,000 lbs. or 19.2 percent), and BBQ/café h (up 642,000 lbs. or 14.7 percent).  The Provena acquisition also contributed 11.6 million lbs. to the third quarter.  The acquisition of Burke Corporation, announced subsequent to the end of the third quarter, will further strengthen the Company’s position in the pizza toppings category and is expected to be accretive to Foodservice results in the next fiscal year.

Farmer John reported improved results over the third quarter of fiscal 2006, reflecting improvements in product mix, pricing advances, and marketing initiatives during the quarter.  Sales of foodservice products, including sliced ham and precooked breakfast meats, continued to increase during the quarter.  To date, however, Farmer John has been unable to fully offset losses on the fresh pork side of their business and the impact of higher grain costs at its hog production facilities.

Dan’s Prize, the Company’s wholly owned marketer and seller of beef products, reported relatively flat volume compared to the prior year third quarter, reflecting the planned exit of certain low-margin business at the end of May 2007.   Increases in shingle-packed pre-sliced meats partially offset this impact.  Operating profit decreased 4.7 percent for the quarter compared to fiscal 2006, driven by an overall increase in raw material costs compared to the prior year.

Jennie-O Turkey Store

The Jennie-O Turkey Store (JOTS) segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for retail, foodservice, and fresh product customers.

JOTS net sales increased 4.0 percent for the third quarter and 4.5 percent for the nine months ended July 29, 2007, versus the comparable periods of fiscal 2006.  Sales tonnage decreased 1.0 percent for the third quarter and increased 1.2 percent for the nine months, compared to fiscal 2006 results.  Value-added growth continued while slaughter volume rates remained flat compared to the prior year, resulting in less commodity meat available for sale.  Value-added sales increased 7.8 and 9.7 percent for the quarter and nine months of fiscal 2007, respectively, compared to the prior year, while commodity sales declined 2.7 and 11.1 percent in the same periods.

Segment profit for JOTS decreased 19.0 percent for the third quarter and 29.6 percent for the first nine months of fiscal 2007 compared to the prior year.  Higher feed costs and feed-related grow partner costs continued throughout the quarter, increasing approximately $26,000 over the same prior year period.  Corn markets remained higher than fiscal 2006, and soybean meal, fat, meat and bone meal, and other ingredients have also increased substantially over prior year levels.  Significant progress was made during the quarter in offsetting these costs through price increases, mix improvement, and operating efficiency gains.  Prior year results also included a $3,109 gain on litigation recognized in the third quarter of fiscal 2006.  Commodity meat pricing remained very strong throughout the quarter, which benefited margins despite a reduction in commodity tonnage available for sale.  Industry wide livability rates below historical averages are still challenging this segment, and the Company is pursuing initiatives to address this issue.

Within the segment, all three value-added business units experienced growth over the prior year.  In the retail unit, the Jennie-O Turkey Store tray pack line (up 862,000 lbs. or 5.2 percent) and Jennie-O Turkey Store frozen turkey burgers (up 543,000 lbs. or 8.6 percent) showed notable gains compared to the prior year third quarter.  In the deli unit, significant growth continued in the Jennie-O Turkey Store rotisserie category (up 1,036,000 lbs. or 25.4 percent) and on Jennie-O Turkey Store premium seasoned deli breasts (up 248,000 lbs. or 7.1 percent).  The foodservice unit also reported turkey burgers up 567,000 lbs. or 45.3 percent for the quarter.

Looking forward, the Company expects grain markets to remain volatile and anticipates cash corn markets in the range of $3.25 to $3.50 per bushel for the remainder of the fiscal year.  The JOTS segment will continue to pursue opportunities to narrow the earnings gap caused by these higher input costs, and expects its results in the fourth quarter to be comparable to the prior year.

Specialty Foods

The Specialty Foods segment includes the Diamond Crystal Brands (DCB), Century Foods International (CFI), and Hormel Specialty Products (HSP) operating segments.  This segment consists of the packaging and sale of various sugar and sugar substitute products, salt and pepper products, dessert mixes, gelatin products, and private label canned meats to retail and foodservice customers.  This segment also includes the processing, marketing, and sale of nutritional food products and supplements to hospitals, nursing homes, and other marketers of nutritional products.  Specialty Products includes the results for Valley Fresh private label products.

Specialty Foods net sales increased 14.4 percent for the third quarter and 13.0 percent for the first nine months of fiscal 2007, compared to the same periods of fiscal 2006.  Tonnage increased 5.6 and 8.3 percent for the quarter and nine months, respectively, compared to the prior year.  The Valley Fresh acquisition contributed $3,027 of net sales and 4.1 million lbs. of tonnage to the nine month results.  Excluding the impact of this acquisition, net sales and tonnage showed increases of 12.3 percent and 7.3 percent, respectively, compared to the first nine months of last year.

Specialty Foods segment profit increased 28.1 percent in the third quarter and 44.3 percent for the nine months, compared to 2006 results, with all three operating segments contributing to the gains.  Pricing advances in the ingredients area and favorable performance on canned products drove the improved results for HSP.  Despite a slight decline in tonnage, a favorable product mix shift resulted in top and bottom line growth for DCB.  Higher sales of nutritional products offset lower commodity sugar volumes during the quarter.  CFI continued to deliver the most notable growth due to strong demand for ready-to-drink and nutritional jar products. Benefits from the rising price of whey protein have also benefited margin results for the third quarter and nine months.

Despite the positive results reported throughout fiscal 2007, we do not expect the current growth rates to continue within the Specialty Foods segment.  Future growth rates are expected to decline to a more normalized level, in line with the Company’s long-term growth expectations of a 5.0 percent net sales increase and 10.0 percent operating profit growth.

All Other

The All Other segment includes the Hormel Foods International (HFI) operating segment, which manufactures, markets, and sells Company products internationally.  This segment also includes various miscellaneous corporate sales.  As noted above, this segment previously included Dan’s Prize, which became an operating segment of Refrigerated Foods beginning in fiscal 2007.

All Other net sales increased 27.2 percent for the quarter and 27.1 percent for the first nine months of fiscal 2007, compared to the comparable fiscal 2006 periods.  Segment profit increased 66.9 and 46.9 percent for the quarter and nine months, respectively, compared to prior year results.  Increased pork export sales and strong worldwide demand for the SPAM family of products and Stagg chili drove the results for the quarter.  Profitability in the segment was also improved by higher equity in earnings from the Company’s joint venture in the Philippines, reflecting favorable raw material costs and pricing advances.  The Company’s China operations continued to report lower profits due to an ongoing live hog shortage caused by disease issues in China.  To date, price advances have not been sufficient to offset the higher hog input costs resulting from this shortage.

Unallocated Income and Expenses

The Company does not allocate investment income, interest expense, and interest income to its segments when measuring performance.  The Company also retains various other income and unallocated expenses at corporate.  These items are included in the segment table for the purpose of reconciling segment results to earnings before income taxes.

Net interest and investment income for the third quarter and nine months of fiscal 2007 was a net expense of $5,260 and $13,911, respectively, compared to a net expense of $7,216 and $15,959 for the comparable quarter and nine months of fiscal 2006.  The lower expense in the third quarter primarily reflects improved returns on assets held by the Company’s rabbi trust for supplemental executive retirement plans and deferred income plans of $1,690.  The results also reflect lower write downs on the Company’s investments in fiscal 2007 of $390 and $1,708 for the third quarter and nine months, respectively.  Interest expense of $6,633 for the third quarter remained comparable to $6,555 in the prior year.  The acquisition of Burke Corporation, announced subsequent to the end of the fiscal 2007 third quarter, was partially financed using short-term borrowings from the Company’s credit facility.  The outstanding balance is expected to be repaid by the end of the calendar year, and the Company anticipates that interest expense will approximate $27,000 for fiscal 2007.

General corporate expense for the third quarter and nine months was $7,862 and $23,051, respectively, compared to $2,410 and $26,780 for the comparable periods of fiscal 2006.  The increased expense for the quarter primarily represents a gain of $2,286 recorded on the sale of a Company airplane in the third quarter of fiscal 2006.  Increased professional service related expenses and higher benefit related accruals in 2007 account for the remaining variance.  In the first quarter of fiscal 2006, the Company recorded $9,200 of stock option expense under SFAS 123(R) (Share-Based Payment), primarily due to executive retirements and expensing of new option grants to retirement-eligible individuals.  Approximately $2,500 and $6,300 were also included in general corporate expense in the third quarter and nine months of fiscal 2006, respectively, related to settlements on non-qualified plans resulting from executive retirements.  The expense retained in corporate for option grants to retirement-eligible individuals decreased to approximately $1,600 for the first quarter of fiscal 2007, but an additional $402 and $2,587 was recognized for the third quarter and nine months, respectively, related to the one-time grant of 100 stock options to all active, full-time employees.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions that was disclosed in the Company’s Annual Report on Form 10-K for the year ended October 29, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Selected financial ratios at the end of the third quarter of fiscal years 2007 and 2006 are as follows:

	End of Quarter
	3rd Quarter 2007	3rd Quarter 2006

Liquidity Ratios
Current ratio	2.2	1.9
Receivables turnover	18.1	18.9
Days sales in receivables	19.5	19.0
Inventory turnover	7.6	7.6
Days sales in inventory	51.4	49.8

Leverage Ratio
Long-term debt (including current maturities) to equity	18.2%	20.7%

Operating Ratios
Return on equity	14.4%	15.6%
Return on assets	8.7%	9.0%

Cash, cash equivalents, and short-term marketable securities were $104,504 at the end of the third quarter of fiscal year 2007 compared to $139,299 at the end of the comparable fiscal 2006 period.

Cash provided by operating activities was $156,597 in the first nine months of fiscal 2007 compared to $168,380 in the same period of fiscal 2006.  Higher earnings for the first nine months of fiscal 2007 and the impact of lower overall accounts receivable balances were offset by other changes in working capital, including a variance of approximately $47,600 due to significantly higher inventory levels and approximately $44,300 due to higher estimated federal tax payments compared to fiscal 2006.  Various benefit related payments also impact the comparative results to the prior year.  During the third quarter and first nine months of fiscal 2006, the Company made payments of approximately $16,500 and $36,300, respectively, to settle lump sum payment obligations under non-qualified pension plans triggered by executive retirements.  In the prior year, the Company also prefunded its Voluntary Employee Benefit Account (VEBA) with $57,000 in the first quarter, made payments of $10,074 on its Long-Term Incentive Plan in the first quarter, and contributed $17,650 to the Company’s salaried defined benefit pension plan in the third quarter, which did not recur in fiscal 2007.

Cash flow from operating activities provides the Company with its principal source of liquidity.  The Company does not anticipate a significant risk to cash flow from this source in the foreseeable future because it operates in a stable industry and has strong products across several product lines.

Cash used in investing activities decreased to $128,377 from $145,234 in the first nine months of fiscal 2006.  In the first quarter of fiscal 2007, the Company acquired Saag’s Products, Inc. for a preliminary purchase price of $12,997, and invested $20,483 in a joint venture with San Miguel Corporation for the purchase of a hog production business in Vietnam.  These outflows were offset by the purchase of Valley Fresh in the second quarter of 2006, for a preliminary purchase price of $76,528.  Changes in marketable securities balances held in the Company’s available-for-sale portfolio represented a cash flow decrease of $31,390 for fiscal 2007 compared to fiscal 2006.  Fixed asset expenditures were $96,602 for the first nine months of fiscal 2007 compared to $107,678 in the comparable period of fiscal 2006.  The Company estimates its fiscal 2007 fixed asset expenditures to be approximately $135,000.

Cash used in financing activities was $96,201 in the first nine months of fiscal 2007 compared to $22,003 in the same period of fiscal 2006.  The increased use of cash primarily represents common stock repurchase activity, as the Company used $47,982 for repurchases in first nine months of fiscal 2007 compared to $12,809 in the prior year.  During the first nine months of fiscal 2007, the Company repurchased 1,301,030 shares of its common stock under the repurchase plan approved by the Company’s Board of Directors in October 2002.  For additional information pertaining to the Company’s share repurchase plans or programs, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”  The variance in financing cash flows also reflects $32,576 of higher net proceeds from short-term debt in fiscal 2006, when the Company had borrowed on its short-term line of credit to meet working capital requirements.

Cash dividends paid to the Company’s shareholders also continues to be a significant financing activity for the Company.  Dividends paid in the first nine months of 2007 were $60,524 compared to $56,515 in the comparable period of fiscal 2006, reflecting a 7.1 percent increase in the dividend rate over 2006.  The Company has paid dividends for 316 consecutive quarters and expects to continue doing so.

The Company is required, by certain covenants in its debt agreements, to maintain specified levels of financial ratios and balance sheet position.  At the end of the third quarter of fiscal 2007, the Company was in compliance with all of these debt covenants.

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
(In Thousands of Dollars)

Hog Markets:  The Company’s earnings are affected by fluctuations in the live hog market.  To minimize the impact on earnings, and to ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 15 years.  Contract formulas are based on hog production costs, hog futures, hog primal values, or industry reported hog markets.  Purchased hogs under contract accounted for 88 percent and 80 percent of the total hogs purchased by the Company through the first nine months of fiscal 2007 and 2006, respectively.  The Company has converted the majority of its contracts to market-based formulas in order to better match input costs with customer pricing.  Therefore, a hypothetical 10 percent change in the cash market would have had an immaterial effect on the Company’s results of operations.

Certain procurement contracts allow for future hog deliveries (firm commitments) to be forward priced.  The Company generally hedges these firm commitments by using hog futures contracts.  These futures contracts are designated and accounted for as fair value hedges.  The change in the market value of such futures contracts has historically been, and is expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Changes in the fair value of the futures contracts, along with the gain or loss on the firm commitment, are marked-to-market through earnings and are recorded on the statement of financial position as a current asset and liability, respectively.  The fair value of the Company’s open futures contracts as of July 29, 2007, was ($3,386), compared to $(5,473) as of October 29, 2006.

The Company measures its market risk exposure on its hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in market prices.  A 10 percent increase in market prices would have negatively impacted the fair value of the Company’s July 29, 2007, open contracts by $9,361, which in turn would lower the Company’s future cost of purchased hogs by a similar amount.

Turkey Markets:  The Company raises or contracts for live turkeys.  Production costs in raising turkeys are subject primarily to fluctuations in feed grain prices, and to a lesser extent, fuel costs.  To reduce the Company’s exposure to changes in grain prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future direct grain purchases.  This program utilizes corn and soybean meal futures, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value of $(6,740), before tax, on the statement of financial position as of July 29, 2007, compared to $2,467, before tax, as of October 29, 2006.

The Company measures its market risk exposure on its grain futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain.  A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s July 29, 2007, open grain contracts by $9,436, which in turn would lower the Company’s future cost on purchased grain by a similar amount.

Natural Gas:  Production costs at the Company’s plants and feed mills are also subject to fluctuations in fuel costs.  To reduce the Company’s exposure to changes in natural gas prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future natural gas purchases.  This program utilizes natural gas swaps, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value of $(1,145), before tax, on the statement of financial position as of July 29, 2007, compared to $(4,256), before tax, as of October 29, 2006.

The Company measures its market risk exposure on its natural gas contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for natural gas.  A 10 percent decrease in the market price for natural gas would have negatively impacted the fair value of the Company’s July 29, 2007, open natural gas contracts by $4,074, which in turn would lower the Company’s future cost on natural gas purchases by a similar amount.

Long-Term Debt:  A principal market risk affecting the Company is the exposure to changes in interest rates on the Company’s fixed-rate, long-term debt.  Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $7,023.  The fair values of the Company’s long-term debt were estimated using discounted future cash flows based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

International:  While the Company does have international operations and operates in international markets, it considers its market risk in such activities to be immaterial.

Item 4.  Controls and Procedures

(a)                Disclosure Controls and Procedures

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

(b)               Internal Controls

During the third quarter of fiscal year 2007, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company has made several acquisitions in recent years including, most recently, Saag’s, Provena, and Burke Corporation, and regularly reviews opportunities for strategic growth through acquisitions.  The success of these recent acquisitions and any future acquisitions by the Company will depend substantially on its ability to integrate the acquired operations successfully with existing operations.  If the Company is unable to integrate new operations successfully, financial results and business reputation could suffer.  Additional risks associated with acquisitions are the diversion of management’s attention from other business concerns, the potential loss of key employees and customers of the acquired companies, the possible assumption of unknown liabilities, potential disputes with the sellers, and the inherent risks in entering markets or lines of business in which the Company has limited or no prior experience.  In addition, acquisitions outside the U.S. may present unique challenges and increase the Company’s exposure to the risks associated with foreign operations.

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

The Company’s operations are subject to extensive regulation by the U.S. Department of Homeland Security, the U.S. Department of Agriculture, the U.S. Food and Drug Administration, federal and state taxing authorities, and other state and local authorities that oversee workforce immigration laws, tax regulations, food safety standards, and the processing, packaging, storage, distribution, advertising, and labeling of the Company’s products.  The Company’s manufacturing facilities and products are subject to constant inspection by federal, state, and local authorities.  Claims or enforcement proceedings could be brought against the Company in the future.  Additionally, the Company is subject to new or modified laws, regulations, and accounting standards.  The Company’s failure or inability to comply with such requirements could subject the Company to civil remedies, including fines, injunctions, recalls, or seizures, as well as potential criminal sanctions.

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

The Company has approximately 18,100 employees, of which approximately 6,100 are represented by labor unions, principally the United Food and Commercial Workers’ Union.  A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities that results in work slowdowns or stoppages could harm the Company’s financial results.  Union contracts at the Company’s plants in Algona, Iowa; Austin, Minnesota; Beloit, Wisconsin; Fremont, Nebraska; and Tucker, Georgia will expire on September 9, 2007, covering a combined total of approximately 3,100 employees.  Negotiations have been underway at all noted locations throughout the third quarter, but no contracts have been finalized at this time.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the Third Quarter of Fiscal 2007

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 30, 2007 – June 3, 2007	—	—	—	6,246,347
June 4, 2007 – July 1, 2007	345,600	$37.30	345,600	5,900,747
July 2, 2007 – July 29, 2007	634,508	$36.86	634,508	5,266,239
Total	980,108	$37.01	980,108

(1)	On October 2, 2002, the Company announced that its Board of Directors had authorized the Company to repurchase up to 10,000,000 shares of common stock with no expiration date.

Item 6.  Exhibits

31.1	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORMEL FOODS CORPORATION
(Registrant)

Date: September 6, 2007	By	/s/ JODY H. FERAGEN
JODY H. FERAGEN
Senior Vice President
and Chief Financial Officer

Date: September 6, 2007	By	/s/ ROLAND G. GENTZLER
ROLAND G. GENTZLER
Vice President and Treasurer