Form 10-Q
period 2008-01-27
HORMEL FOODS CORP /DE/
filed 2008-03-07
CIK 48465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 27, 2008

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                        to

Commission File Number: 1-2402

HORMEL FOODS CORPORATION

(Exact name of registrant as specified in its charter)

Incorporated Under the Laws of the State of Delaware	#41-0319970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Hormel Place Austin, Minnesota	55912-3680
(Address of principal executive offices)	(Zip Code)
(507) 437-5611
(Registrant’s telephone number, including area code)
None
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                              YES   ☒          NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐  No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 2, 2008
Common Stock	$.0586 par value	135,629,747
Common Stock Non-Voting	$.01 par value	–0	–

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In Thousands of Dollars)

	January 27,	October 28,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$144,234	$149,749
Short–term marketable securities	47,799	0
Accounts receivable	345,483	366,621
Inventories	669,594	646,968
Deferred income taxes	52,701	52,583
Prepaid expenses and other current assets	19,546	15,804
TOTAL CURRENT ASSETS	1,279,357	1,231,725

DEFERRED INCOME TAXES	63,893	66,220

GOODWILL	599,418	595,756

OTHER INTANGIBLES	156,179	162,237

PENSION ASSETS	99,891	99,003

INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	100,222	102,060

OTHER ASSETS	164,841	170,048

PROPERTY, PLANT AND EQUIPMENT
Land	48,723	48,663
Buildings	627,774	615,245
Equipment	1,212,071	1,192,481
Construction in progress	107,364	114,415
	1,995,932	1,970,804
Less allowance for depreciation	(1,028,475)	(1,004,203)
	967,457	966,601

TOTAL ASSETS	$3,431,258	$3,393,650

See notes to consolidated financial statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In Thousands of Dollars)

	January 27,	October 28,
	2008	2007
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$265,428	$290,919
Notes payable/Short–term debt	0	70,000
Accrued expenses	65,536	66,000
Accrued workers compensation	28,632	27,372
Accrued marketing expenses	81,293	67,260
Employee compensation	79,649	111,051
Taxes, other than federal income taxes	4,408	5,454
Dividends payable	25,155	20,745
Federal income taxes	32,477	5,927
Current maturities of long–term debt	0	49
TOTAL CURRENT LIABILITIES	582,578	664,777

LONG-TERM DEBT — less current maturities	350,000	350,005

PENSION AND POST - RETIREMENT BENEFITS	440,736	440,810

OTHER LONG-TERM LIABILITIES	89,093	53,275

SHAREHOLDERS’ INVESTMENT
Preferred stock, par value $.01 a share — authorized 80,000,000 shares; issued — none
Common stock, non-voting, par value $.01 a share — authorized 200,000,000 shares; issued — none
Common stock, par value $.0586 a share — authorized 400,000,000 shares; issued 135,731,357 shares January 27, 2008 issued 135,677,494 shares October 28, 2007	7,954	7,951
Additional paid–in capital	612	0
Accumulated other comprehensive loss	(72,798)	(101,811)
Retained earnings	2,033,083	1,978,643
TOTAL SHAREHOLDERS’ INVESTMENT	1,968,851	1,884,783

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$3,431,258	$3,393,650

See notes to consolidated financial statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	January 27, 2008	January 28, 2007

Net sales	$1,621,165	$1,504,083
Cost of products sold	1,219,146	1,144,646
GROSS PROFIT	402,019	359,437

Expenses:
Selling and delivery	207,944	198,644
Administrative and general	45,475	41,910
TOTAL EXPENSES	253,419	240,554

Equity in earnings of affiliates	2,369	903
OPERATING INCOME	150,969	119,786

Other income and expense:
Interest and investment (loss) income	(4,938)	2,080
Interest expense	(6,720)	(6,358)
EARNINGS BEFORE INCOME TAXES	139,311	115,508
Provision for income taxes	51,130	40,183

NET EARNINGS	$88,181	$75,325

NET EARNINGS PER SHARE:
BASIC	$0.65	$0.55
DILUTED	$0.64	$0.54

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	135,706	137,533
DILUTED	137,666	139,567

DIVIDENDS DECLARED PER SHARE:	$0.185	$0.150

See notes to consolidated financial statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(Unaudited)

	Three Months Ended
	January 27, 2008	January 28, 2007

OPERATING ACTIVITIES
Net earnings	$88,181	$75,325
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	29,812	28,171
Amortization of intangibles	3,248	2,938
Equity in earnings of affiliates	(2,999)	(1,136)
Provision for deferred income taxes	(7,885)	(2,664)
Loss (Gain) on property/equipment sales and plant facilities	529	(215)
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	21,138	19,842
Decrease (Increase) in inventories, prepaid expenses, and other current assets	9,119	(2,144)
(Increase) Decrease in pension assets	(395)	1,464
Increase (Decrease) in accounts payable, accrued expenses, and pension and post-retirement benefits	8,658	(71,093)
Other	1,107	3,984
NET CASH PROVIDED BY OPERATING ACTIVITIES	150,513	54,472

INVESTING ACTIVITIES
Sale of available–for–sale securities	107,409	192,800
Purchase of available–for–sale securities	(155,208)	(216,624)
Acquisitions of businesses/intangibles	(1,013)	(13,020)
Purchases of property/equipment	(31,895)	(35,593)
Proceeds from sales of property/equipment	698	2,200
Decrease (Increase) in investments, equity in affiliates, and other assets	14,332	(25,894)
NET CASH USED IN INVESTING ACTIVITIES	(65,677)	(96,131)

FINANCING ACTIVITIES
Principal payments on short–term debt	(70,000)	(2,576)
Principal payments on long–term debt	(54)	(18)
Dividends paid on common stock	(20,346)	(19,223)
Share repurchase	(14,162)	0
Other	14,211	5,994
NET CASH USED IN FINANCING ACTIVITIES	(90,351)	(15,823)

DECREASE IN CASH AND CASH EQUIVALENTS	(5,515)	(57,482)
Cash and cash equivalents at beginning of year	149,749	172,485

CASH AND CASH EQUIVALENTS AT END OF QUARTER	$144,234	$115,003

See notes to consolidated financial statements

HORMEL FOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share and Percentage Amounts)

(Unaudited)

NOTE A                                  GENERAL

Basis of Presentation

The accompanying unaudited consolidated financial statements of Hormel Foods Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10–Q and Rule 10–01 of Regulation S–X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year.  The balance sheet at October 28, 2007, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10–K for the fiscal year ended October 28, 2007.

Guarantees

The Company enters into various agreements guaranteeing specified obligations of affiliated parties.  Currently, the Company provides a standby letter of credit for obligations of an affiliated party that may arise under worker compensation claims.  The Company’s guarantees either terminate in one year or remain in place until such time as the Company revokes the agreement.  Total guarantees provided by the Company, as of January 27, 2008, amounted to $1,940.  These potential obligations are not reflected in the Company’s consolidated statements of financial position.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)).  The pronouncement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable the users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Therefore, the Company expects to adopt SFAS 141(R) at the beginning of fiscal 2010, and is currently assessing the impact of adopting this accounting standard.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS 160).  The pronouncement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141(R).  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  Therefore, the Company expects to adopt SFAS 160 at the beginning of fiscal 2010, and is currently assessing the impact of adopting this accounting standard.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159).  The pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value, which provides the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.   SFAS 159 is effective for fiscal years beginning after November 15, 2007.   Therefore, the Company expects to adopt SFAS 159 at the beginning of fiscal 2009, and is currently assessing the impact of adopting this accounting standard.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157).  The pronouncement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Therefore, the Company expects to adopt SFAS 157 at the beginning of fiscal 2009, and is currently assessing the impact of adopting this accounting standard.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  The pronouncement requires the funded status of a plan, measured as the difference between the fair value of plan assets and the benefit obligations, be recognized on a plan sponsor’s statement of financial position.  It also requires gains or losses that arise during the plan year to be recognized as a component of other comprehensive income to the extent they are not recognized in net periodic benefit cost during the year.  These provisions are effective for fiscal years ending after December 15, 2006 and therefore the Company adopted the required provisions of this statement for the fiscal 2007 year end.   For fiscal years ending after December 15, 2008, the pronouncement further requires plan sponsors to measure defined benefit plan assets and obligations as of the date of the plan sponsor’s fiscal year end statement of financial position.  The Company will be required to adopt these measurement date provisions in fiscal 2009.

NOTE B           ACQUISITIONS

On August 22, 2007, the Company purchased privately–held Burke Corporation (Burke) for a preliminary purchase price of $112,321 cash, including related costs.  Burke is a manufacturer and marketer of pizza toppings and other fully cooked meat products, and operates facilities in Nevada, Iowa, and Ames, Iowa.  These facilities increase production capabilities for the Refrigerated Foods segment and should enable growth in the pizza toppings category by expanding the Company’s product offerings to additional foodservice customers.

Operating results for Burke are included in the Company’s consolidated statements of operations from the date of acquisition.  Pro forma results are not presented, as the acquisition is not considered material to the consolidated Company.

NOTE C           STOCK–BASED COMPENSATION

The Company has stock incentive plans for employees and non–employee directors, including stock options and nonvested shares. The Company’s policy is to grant options with the exercise price equal to the market price of the common stock on the date of grant.  Ordinary options vest over periods ranging from six months to four years and expire ten years after the grant date.  The Company recognizes stock–based compensation expense ratably over the shorter of the requisite service period or vesting period.  The fair value of stock–based compensation granted to retirement–eligible individuals is expensed at the time of grant.

During the first quarter of fiscal 2007, the Company made a one–time grant of 100 stock options to each active, full–time employee of the Company on January 8, 2007.  This grant vests upon the earlier of five years or attainment of a closing stock price of $50.00 per share for five consecutive trading days, and expires ten years after the grant date.

A reconciliation of the number of options outstanding and exercisable (in thousands) as of January 27, 2008, and changes during the quarter then ended, is as follows:

	Shares	Weighted – Average Exercise Price	Weighted – Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at 10/28/07	10,939	$28.63
Granted	1,287	40.14
Exercised	(663)	19.27
Forfeited	(64)	37.41
Outstanding at 1/27/08	11,499	$30.41	6.7	$84,850
Exercisable at 1/27/08	6,867	$25.80	5.2	$79,499

The weighted–average grant date fair value of stock options granted, and the total intrinsic value of options exercised during the first quarter of the past two fiscal years, is as follows:

	Three Months Ended
	January 27, 2008	January 28, 2007
Weighted–average grant date fair value	$10.40	$9.37
Intrinsic value of exercised options	$13,695	$7,082

The fair value of each ordinary option award is calculated on the date of grant using the Black–Scholes valuation model.  The fair value of the one–time option award made to all active, full–time employees during the first quarter of fiscal 2007 was calculated using a lattice–based model due to the inclusion of the performance condition that could accelerate vesting.  Weighted–average assumptions used in calculating the fair value of options granted during the first quarter of fiscal years 2008 and 2007 are as follows:

	Three Months Ended
	January 27, 2008	January 28, 2007
Risk–Free Interest Rate	4.0%	4.6%
Dividend Yield	1.8%	1.6%
Stock Price Volatility	21.0%	21.0%
Expected Option Life	8.0 years	6.5 years

As part of the annual valuation process, the Company reassesses the appropriateness of the inputs used in the valuation models.  The Company establishes the risk–free interest using stripped U.S. Treasury yields as of the grant date where the remaining term is approximately the expected life of the option.  The dividend yield is set based on the dividend rate approved by the Company’s Board of Directors and the stock price on the grant date.  The expected volatility assumption is set based primarily on historical volatility.  As a reasonableness test, implied volatility from exchange traded options is also examined to validate the volatility range obtained from the historical analysis.  The expected life assumption is set based on an analysis of past exercise behavior by option holders.  In performing the valuations for ordinary options grants, the Company has not stratified option holders as exercise behavior has historically been consistent across all employee groups.  For the valuation of the one–time options grant made during the first quarter of fiscal 2007, the Company assumed early exercise behavior for a portion of the employee population.

The Company’s nonvested shares vest after five years or upon retirement.  As of January 27, 2008, there were 54,365 nonvested shares outstanding with a weighted–average grant date fair value of $33.77 per share.  No nonvested shares were granted or vested during the quarter ended January 27, 2008.  There were also no nonvested shares granted in the prior year first quarter ended January 28, 2007, but shares with a total fair value of $1,701 vested during that period.

Stock–based compensation expense, along with the related income tax benefit, for the first quarter of fiscal years 2008 and 2007 is presented in the table below.

	Three Months Ended
	January 27, 2008	January 28, 2007
Stock–based compensation expense recognized	$6,345	$7,264
Income tax benefit recognized	(2,423)	(2,761)
After–tax stock–based compensation expense	$3,922	$4,503

At January 27, 2008, there was $24,969 of total unrecognized compensation expense from stock–based compensation arrangements granted under the plans.  This compensation is expected to be recognized over a weighted–average period of approximately 3.2 years.  During the first three months of fiscal years 2008 and 2007, cash received from stock option exercises was $8,750 and $2,879, respectively.  The total tax benefit to be realized for tax deductions from these option exercises was $5,230 and $2,692, respectively.  The amounts reported for tax deductions for option exercises in the first quarters of 2008 and 2007 include $4,969 and $2,565, respectively, of excess tax benefits which are included in “Other” under financing activities on the Consolidated Statements of Cash Flows (with an offsetting amount in other operating activities).

Shares issued for option exercises or nonvested shares may be either authorized but unissued shares or shares of treasury stock acquired in the open market or otherwise.

NOTE D           GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill for the three month period ended January 27, 2008, are presented in the table below.

	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	All Other	Total
Balance as of October 28, 2007	$123,364	$73,780	$203,214	$194,724	$674	$595,756
Goodwill acquired	—	846	—	—	—	846
Purchase adjustments	—	2,816	—	—	—	2,816
Balance as of January 27, 2008	$123,364	$77,442	$203,214	$194,724	$674	$599,418

The gross carrying amount and accumulated amortization for definite–lived intangible assets are presented below.

	January 27, 2008		October 28, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Proprietary software & technology	$23,190	$(6,876)	$23,190	$(6,168)
Customer lists/relationships	20,959	(5,133)	23,769	(4,570)
Formulas & recipes	20,364	(9,961)	20,364	(9,360)
Non–compete covenants	19,660	(14,957)	19,660	(14,040)
Distribution network	4,120	(1,818)	4,120	(1,715)
Other intangibles	8,184	(2,967)	11,756	(6,183)
Total	$96,477	$(41,712)	$102,859	$(42,036)

Amortization expense for the three months ended January 27, 2008, and January 28, 2007, was $3,248 and $2,938, respectively.

Estimated annual amortization expense for the five fiscal years after October 28, 2007 is as follows:

2008	$11,471
2009	9,857
2010	8,748
2011	7,299
2012	6,866

The carrying amounts for indefinite–lived intangible assets are presented in the table below.

	January 27, 2008	October 28, 2007
Brand/tradename/trademarks	$93,430	93,430
Other intangibles	7,984	7,984
Total	$101,414	$101,414

NOTE E            SHIPPING AND HANDLING COSTS

Shipping and handling costs are recorded as selling and delivery expenses.  Shipping and handling costs were $109,328 for the three months ended January 27, 2008, compared to $102,376 for the three months ended January 28, 2007.

NOTE F            EARNINGS PER SHARE DATA

The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended
	January 27, 2008	January 28, 2007

Basic weighted–average shares outstanding	135,706	137,533

Dilutive potential common shares	1,960	2,034

Diluted weighted–average shares outstanding	137,666	139,567

NOTE G           COMPREHENSIVE INCOME

Components of comprehensive income, net of taxes, are:

	Three Months Ended
	January 27, 2008	January 28, 2007

Net earnings	$88,181	$75,325
Other comprehensive income (loss):
Unrealized loss on available–for–sale securities	-	(381)
Deferred gain on hedging	21,865	611
Reclassification adjustment into net earnings	224	1,230
Foreign currency translation	4,781	1,314
Pension and post–retirement benefits	2,143	0
Other comprehensive income	29,013	2,774
Total comprehensive income	$117,194	$78,099

NOTE H                  INVENTORIES

Principal components of inventories are:

	January 27, 2008	October 28, 2007
Finished products	$338,438	$335,863
Raw materials and work-in-process	201,121	187,626
Materials and supplies	130,035	123,479

Total	$669,594	$646,968

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

Cash Flow Hedge:  The Company from time to time utilizes corn and soybean meal futures to offset the price fluctuation in the Company’s future direct grain purchases, and has entered into various NYMEX-based swaps to hedge the purchase of natural gas at certain plant locations.  The Company also utilizes currency futures contracts to reduce its exposure to fluctuations in foreign currencies for certain foreign-denominated transactions.  The financial instruments are designated and accounted for as cash flow hedges, and the Company measures the effectiveness of the hedges on a regular basis.  Effective gains or losses related to these cash flow hedges are reported as other comprehensive loss and reclassified into earnings, through cost of products sold (commodity positions) or net sales (currency futures), in the period or periods in which the hedged transactions affect earnings.  The Company typically does not hedge its grain and currency exposure beyond 24 months and its natural gas exposure beyond 36 months.

As of January 27, 2008, the Company has included in accumulated other comprehensive loss, hedging gains of $24,348 (net of tax) relating to its positions.  The Company expects to recognize the majority of these gains over the next 12 months.  Losses in the amount of $366, before tax, were reclassified into earnings in the first quarter of 2008, compared to losses of $1,982, before tax, in the first quarter of fiscal 2007.  There were no gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges.

Fair Value Hedge:  The Company utilizes futures to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The intent of the program is to make the forward priced commodities cost nearly the same as cash market purchases at the date of delivery.

The futures contracts are designated and accounted for as fair value hedges, and the Company measures the effectiveness of the hedges on a regular basis.  Changes in the fair value of the futures contracts, along with the gain or loss on the hedged purchase commitment, are marked-to-market through earnings and are recorded on the statement of financial position as a current asset and liability, respectively.  Gains or losses related to these fair value hedges are recognized through costs of products sold in the period or periods in which the hedged transaction affects earnings.

As of January 28, 2007, the fair value of the Company’s futures contracts included on the statement of financial position was $(15,286).  Gains on closed futures contracts in the amount of $4,450, before tax, were recognized in earnings during the first quarter of 2008, compared to losses of $7,951, before tax, in the first quarter of fiscal 2007.  There were no gains or losses recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.

Other:  As of January 27, 2008, the Company held certain futures contract and swap positions as part of a merchandising program designed to enhance the margins of Company-owned livestock.  The Company has not applied hedge accounting to these positions.  During the first quarter of fiscal 2008, the Company recorded a charge of $445 through cost of products sold to record these contracts at their fair value.

NOTE J             PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic benefit cost for pension and other post-retirement benefit plans consists of the following:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended		Three Months Ended
	January 27, 2008	January 28, 2007	January 27, 2008	January 28, 2007
Service cost	$4,983	$4,750	$682	$748
Interest cost	11,257	10,638	5,650	5,767
Expected return on plan assets	(14,147)	(13,376)
Amortization of prior service cost (credit)	(38)	(29)	1,454	1,433
Recognized actuarial loss	1,316	1,466	736	922
Net periodic cost	$3,371	$3,449	$8,522	$8,870

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in its statement of financial position, and recognize through comprehensive income changes in that funded status in the year in which the changes occur.  These provisions are effective for fiscal years ending after December 15, 2006, and therefore the Company adopted them at the end of the 2007 fiscal year on October 28, 2007.  See Note F of the Notes to Consolidated Financial Statements included in the Company’s 2007 Annual Report on Form 10-K for a further description of the effect of adopting SFAS No. 158.

NOTE K              INCOME TAXES

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006, and therefore the Company adopted FIN 48 at the beginning of fiscal 2008.

The adoption of FIN 48 as of October 29, 2007, resulted in a $13,863 increase in the liability for uncertain tax positions (resulting in a total liability balance of $32,272), a $4,878 increase in deferred tax assets, and a decrease to retained earnings of $8,985.

The amount of unrecognized tax benefits at January 27, 2008, recorded in other long-term liabilities is $35,809, of which $23,342 would impact the Company’s effective tax rate if recognized.  The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense, and $838 was included in expense in the first quarter of fiscal 2008.  The amount of accrued interest and penalties at January 27, 2008, associated with unrecognized tax benefits is $7,307.

The Company is regularly audited by federal and state taxing authorities.  During fiscal year 2007, the United States Internal Revenue Service (IRS) concluded its examination of the Company’s consolidated federal income tax returns for the fiscal years through 2005.  The Company is not currently under examination by the IRS.  The Company is in various stages of audit by several state taxing authorities on a variety of fiscal years, as far back as 1996.  While it is reasonably possible that one or more of these audits may be completed within the next twelve months and that the related unrecognized tax benefits may change, based on the status of the examinations it is not possible to estimate the effect of any amount of such change to previously recorded uncertain tax positions.

The effective tax rate for the first quarter of fiscal 2008 was 36.7 percent compared to 34.8 percent for the comparable quarter of fiscal 2007.  The higher rate in 2008 reflects an increase in interest reserves as a result of the Company’s adoption of FIN 48, along with various discrete events increasing unrecognized tax reserves relating to certain on-going audits.

NOTE L                   SEGMENT REPORTING

The Company develops, processes, and distributes a wide array of food products in a variety of markets.  Under the criteria set forth by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company reports its results in the following five segments: Grocery Products, Refrigerated Foods, Jennie-O Turkey Store, Specialty Foods, and All Other.

The Grocery Products segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market.

The Refrigerated Foods segment includes the Hormel Refrigerated, Farmer John, and Dan’s Prize operating segments.  This segment consists primarily of the processing, marketing, and sale of branded and unbranded pork and beef products for retail, foodservice, and fresh product customers.  Results for the Hormel Refrigerated operating segment include the Precept Foods business which offers a variety of case-ready beef and pork products to retail customers.  Precept Foods, LLC, is a 51 percent owned joint venture between Hormel Foods Corporation and Cargill Meat Solutions Corporation, a wholly-owned subsidiary of Cargill, Incorporated.

The Jennie-O Turkey Store segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for retail, foodservice, and fresh product customers.

The Specialty Foods segment includes the Diamond Crystal Brands, Century Foods International, and Hormel Specialty Products operating segments.  This segment consists of the packaging and sale of various sugar and sugar substitute products, salt and pepper products, dessert mixes, liquid portion products, gelatin products, and private label canned meats to retail and foodservice customers.  This segment also includes the processing, marketing, and sale of nutritional food products and supplements to hospitals, nursing homes, and other marketers of nutritional products.

The All Other segment includes the Hormel Foods International operating segment, which manufactures, markets, and sells Company products internationally.  This segment also includes various miscellaneous corporate sales.

Intersegment sales are recorded at prices that approximate cost and are eliminated in the consolidated statements of operations.  Equity in earnings of affiliates is included in segment profit; however, the Company does not allocate investment income, interest expense, and interest income to its segments when measuring performance.  The Company also retains various other income and unallocated expenses at corporate.  These items are included below as net interest and investment income and general corporate expense when reconciling to earnings before income taxes.

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

	Three Months Ended
	January 27, 2008	January 28, 2007
Sales to Unaffiliated Customers
Grocery Products	$227,415	$206,216
Refrigerated Foods	857,460	797,972
Jennie-O Turkey Store	291,449	276,614
Specialty Foods	188,787	177,079
All Other	56,054	46,202
Total	$1,621,165	$1,504,083

Intersegment Sales
Grocery Products	$0	$0
Refrigerated Foods	865	290
Jennie-O Turkey Store	21,811	19,168
Specialty Foods	95	26
All Other	0	0
Total	$22,771	$19,484
Intersegment elimination	(22,771)	(19,484)
Total	$0	$0

Net Sales
Grocery Products	$227,415	$206,216
Refrigerated Foods	858,325	798,262
Jennie-O Turkey Store	313,260	295,782
Specialty Foods	188,882	177,105
All Other	56,054	46,202
Intersegment elimination	(22,771)	(19,484)
Total	$1,621,165	$1,504,083

Segment Operating Profit
Grocery Products	$36,369	$32,984
Refrigerated Foods	62,806	41,942
Jennie-O Turkey Store	34,804	29,971
Specialty Foods	18,293	18,042
All Other	9,025	6,474
Total segment operating profit	$161,297	$129,413

Net interest and investment income	(11,658)	(4,278)
General corporate expense	(10,328)	(9,627)

Earnings before income taxes	$139,311	$115,508

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (In
Thousands of Dollars, Except Per Share Amounts)

CRITICAL ACCOUNTING POLICIES

Beginning in fiscal 2008, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (FIN 48).  In accordance with FIN 48, the Company recognizes a tax position in its financial statements when it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position.  That position is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  See further discussion regarding the impact of adopting FIN 48 in Note K in the Notes to Consolidated Financial Statements in this Form 10-Q.

There have been no other material changes in the Company’s Critical Accounting Policies, as disclosed in its Annual Report on Form 10-K for the year ended October 28, 2007.

RESULTS OF OPERATIONS

Overview

The Company is a processor of branded and unbranded food products for retail, foodservice, and fresh product customers.  It operates in five segments as described in Note L in the Notes to Consolidated Financial Statements in this Form 10-Q.

The Company earned $0.64 per diluted share in the first quarter of fiscal 2008, compared to $0.54 per diluted share in the first quarter of fiscal 2007.  Significant factors impacting the quarter were:

•                  The Refrigerated Foods segment delivered strong results, with sales and operating profit increases resulting from lower pork input costs, combined with increased sales of value-added products.

•                  Grocery Products reported higher than expected results, driven by the continued growth of Hormel Compleats microwave meals and strong sales of the SPAM family of products.

•                  Jennie-O Turkey Store reported increased operating profit, as higher grain costs were offset through pricing initiatives, value-added growth, and manufacturing efficiencies.

•                  The Hormel Foods International operating segment reported another strong quarter, driven by growth in export sales of fresh pork and the SPAM family of products.

Consolidated Results

Net earnings for the first quarter of fiscal 2008 increased 17.1 percent to $88,181 compared to $75,325 in the same quarter of 2007. Diluted earnings per share for the quarter increased to $0.64 from $0.54 last year.

Net sales for the first quarter of fiscal 2008 increased 7.8 percent to $1,621,165 from $1,504,083 in 2007.  Tonnage increased 5.2 percent to 1,181 million lbs. for the first quarter compared to 1,123 million lbs. in the same quarter of last year.  Net sales and tonnage comparisons for the first quarter were positively impacted by the first quarter 2007 acquisition of Provena Foods Inc. (Provena), and the fourth quarter 2007 acquisition of Burke Corporation (Burke).  On a combined basis, these acquisitions contributed $38,967 of net sales and 29.3 million lbs. of tonnage to the first quarter 2008 results.  Excluding the impact of these acquisitions, net sales and tonnage showed increases of 5.2 percent and 2.6 percent, respectively, compared to the first quarter of fiscal 2007.

Gross profit for the first quarter of fiscal 2008 was $402,019 compared to $359,437 for the same quarter last year.  Gross profit as a percentage of net sales for the first quarter increased to 24.8 percent from 23.9 percent in the first quarter of the prior year.  Significantly higher grain markets continued into the fiscal 2008 first quarter, most significantly impacting the Jennie-O Turkey Store segment, where grain costs increased approximately $24,700 compared to the fiscal 2007 first quarter.  However, lower pork input costs provided a significant benefit in Refrigerated Foods during the quarter.  Value-added growth across all of the Company’s segments also helped to overcome the incremental costs.  The outlook for input costs through the remainder of fiscal 2008 is mixed.  While the Company expects higher grain and energy costs to negatively impact margins throughout the year, lower hog input costs are also anticipated to continue, which will offset a portion of those higher costs.  The Company’s balanced product portfolio, pricing initatives, a focus on value-added product growth, and additional operating efficiencies will all be critical to maintaining margins throughout fiscal 2008.

Selling and delivery expenses for the first quarter of fiscal 2008 were $207,944 compared to $198,644 in the prior year.  This increase included a $6,952 increase in shipping and handling expenses, primarily representing increased freight costs from the prior year across all business segments.  Warehouse and brokerage expenses have also increased compared to fiscal 2007.  As a percentage of net sales, selling and delivery expenses decreased to 12.8 percent for the fiscal 2008 first quarter compared to 13.2 percent in the comparable quarter of 2007.  The Company’s advertising expense contributed to this decrease, representing 1.7 percent of net sales in fiscal 2008 versus 1.9 percent in fiscal 2007.  However, additional marketing support behind Hormel branded products, the SPAM family of products, and other key product lines is anticipated in upcoming quarters, with advertising for the full fiscal year expected to exceed fiscal 2007.

Administrative and general expenses increased to $45,475 for the quarter from $41,910 in fiscal 2007.  As a percentage of net sales, administrative and general expenses for the first quarter were 2.8 percent for both fiscal 2008 and fiscal 2007.  The increased expense primarily reflects higher professional service related expenses and accruals related to the Company’s Long-Term Incentive Plan.  Partially offsetting these expenses were lower pension and insurance costs and lower stock option expense related to the one-time stock option award made to all employees in the first quarter of fiscal 2007.  The Company expects administrative and general expenses to remain near current levels for the 2008 fiscal year.

Equity in earnings of affiliates was $2,369 for the first quarter of fiscal 2008, compared to $903 last year.  This earnings line reflects increases across several of the Company’s joint ventures, most significantly the Company’s 49.0 percent owned joint venture, Carapelli USA, LLC, and the Company’s 50.0 percent owned joint venture, Herdez Corporation.  Minority interests in the Company’s consolidated investments are also reflected in these figures, resulting in decreased earnings of $397 compared to the first quarter of fiscal 2007.

The effective tax rate for the first quarter of fiscal 2008 was 36.7 percent compared to 34.8 percent for the comparable quarter of fiscal 2007.  The higher rate in 2008 reflects an increase in interest reserves as a result of the Company’s adoption of FIN 48, along with various discrete events increasing unrecognized tax reserves relating to certain on-going audits.  The Company expects the effective tax rate to be in the range of 36.0 percent to 37.0 percent for the second quarter of fiscal 2008.

Segment Results

Net sales and operating profits for each of the Company’s segments are set forth below.  The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets.  Therefore, we do not represent that these segments, if operated independently, would report the operating profit and other financial information shown below.  Additional segment financial information can be found in Note L of the Notes to Consolidated Financial Statements in this Form 10-Q.

	Three Months Ended
	January 27, 2008	January 28, 2007	% Change
Net Sales
Grocery Products	$227,415	$206,216	10.3
Refrigerated Foods	857,460	797,972	7.5
Jennie-O Turkey Store	291,449	276,614	5.4
Specialty Foods	188,787	177,079	6.6
All Other	56,054	46,202	21.3
Total	$1,621,165	$1,504,083	7.8

Segment Operating Profit
Grocery Products	$36,369	$32,984	10.3
Refrigerated Foods	62,806	41,942	49.7
Jennie-O Turkey Store	34,804	29,971	16.1
Specialty Foods	18,293	18,042	1.4
All Other	9,025	6,474	39.4

Total segment operating profit	$161,297	$129,413	24.6
Net interest and investment income	(11,658)	(4,278)	172.5
General corporate expense	(10,328)	(9,627)	7.3

Earnings before income taxes	$139,311	$115,508	20.6

Grocery Products

The Grocery Products segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market.

Grocery Products net sales and tonnage increased 10.3 percent and 6.3 percent, respectively, for the first quarter compared to the same period in fiscal year 2007.  Segment profit for the first quarter increased 10.3 percent compared to prior year results.

Continued growth of Hormel Compleats microwave meals drove both top-line and bottom-line results for the quarter, with tonnage up 6.1 million lbs. or 56.1 percent from the prior year.  In response to the strong demand for the Hormel Compleats line of products, the Company announced the construction of an $89.0 million dedicated microwave tray plant in Dubuque, Iowa, which is scheduled to open in November 2009.

Net sales and profits for the quarter also benefited from strong results by the SPAM family of products (up 2.6 million lbs. or 18.2 percent), and the Stagg and Hormel chili businesses (up a combined 3.5 million lbs. or 9.1 percent), reflecting increased distribution and successful promotional and advertising support.  However, results for the Chi-Chi’s and Valley Fresh product lines were down for the first quarter compared to last year.

Refrigerated Foods

The Refrigerated Foods segment includes the Hormel Refrigerated, Farmer John, and Dan’s Prize operating segments.  This segment consists primarily of the processing, marketing, and sale of branded and unbranded pork and beef products for retail, foodservice, and fresh product customers.  Results for the Hormel Refrigerated operating segment include the Precept Foods business which offers a variety of case-ready beef and pork products to retail customers.  Precept Foods, LLC, is a 51 percent owned joint venture between Hormel Foods Corporation and Cargill Meat Solutions Corporation, a wholly-owned subsidiary of Cargill, Incorporated.

Net sales by the Refrigerated Foods segment increased 7.5 percent, and tonnage increased 8.4 percent, for the fiscal 2008 first quarter versus the comparable fiscal 2007 period.   Net sales and tonnage comparisons were impacted by the fiscal 2007 acquisitions of Provena and Burke.  These acquisitions contributed a combined $38,967 of net sales and 29.3 million lbs. of tonnage to the first quarter 2008 results.  Excluding the impact of these acquisitions, net sales and tonnage increased 2.6 percent and 3.4 percent, respectively, compared to the first quarter of fiscal 2007.

Segment profit for Refrigerated Foods increased 49.7 percent for the first quarter compared to the prior year.  Lower pork raw material costs drove improved margins, and strong sales growth was reported across the segment’s value-added businesses.  The Company’s hog processing for the first quarter increased 3.2 percent to 2,448,000 hogs from 2,372,000 hogs for the first quarter last year, while the actual live hog cost decreased to $40 per live hundred-weight compared to $46 per live hundred-weight in the same quarter last year.  Looking forward, the Company anticipates that the lower input costs will continue, as favorable supply conditions in the hog market are expected to continue into the latter part of 2008.  However, the impact of higher grain costs will continue to challenge the Company’s hog production facilities at Farmer John.

The Meat Products and Foodservice business units experienced strong margins during the quarter, due in part to the lower input costs.  Sales results for ham and bacon were also particularly strong for the Meat Products processed business (retail and deli), reflecting strong merchandising support during the holiday season.  Newer product categories also reported notable gains over the prior year first quarter, including Hormel refrigerated entrees (up 1.3 million lbs. or 25.5 percent), DiLusso Deli Company products (up 565,000 lbs. or 39.8 percent), and Hormel Natural Choice lunchmeats (up 554,000 lbs. or 28.0 percent).  Although recent economic issues began to lower consumer spending toward the end of the quarter, the Foodservice unit was able to grow tonnage 8.1 percent compared to the fiscal 2007 first quarter.  This growth reflected strong sales of hams, turkey, and the BBQ/café h category in fiscal 2008.

Farmer John reported improvements in net sales and operating profit compared to the prior year.  Results in fresh pork were the key driver, due to favorable primal markets and strong demand during the first quarter.  Retail margins also strengthened due to lower raw material costs and successful promotional activity.  Results at the Company’s hog production facilities offset a large portion of these gains, however, as they continue to be challenged with lower hog markets and higher feed costs compared to prior year levels.  The Company expects these market conditions to continue throughout fiscal 2008.

Dan’s Prize, the Company’s wholly owned marketer and seller of beef products, finished the first quarter with net sales and tonnage down 18.3 percent and 17.8 percent, respectively, from fiscal year 2007.  Top-line comparisons continue to reflect the planned exit of certain low-margin business at the end of May 2007.  Operating profit was flat compared to the prior year, primarily due to increased raw material costs.

Jennie-O Turkey Store

The Jennie-O Turkey Store (JOTS) segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for retail, foodservice, and fresh product customers.

JOTS net sales increased 5.4 percent and tonnage increased 3.0 percent compared to first quarter 2007.  Tonnage gains were primarily due to an increase in commodity meat sales during the quarter.  Harvest levels increased significantly from the prior year, representing both increased head harvested and improved bird weights.   On value-added business, net sales gains were reported despite declines in tonnage, reflecting pricing initiatives and improvements in customer and product mix.

Segment profit for JOTS increased 16.1 percent for the first quarter compared to fiscal 2007.  The segment was able to overcome approximately $24,700 of higher feed costs and feed-related grow partner costs in the first quarter through a combination of pricing advances, value-added product growth, and manufacturing efficiencies.  The Company expects grain costs to remain high throughout fiscal 2008, and the full impact could exceed $100,000 as compared to fiscal 2007.  This segment will continue to pursue pricing advances where possible to offset a portion of the cost increase, and will continue to focus on innovation, value-added growth, and additional operational efficiencies.

Value-added net sales for the segment grew 5.2 percent compared to the prior year first quarter, with each of the retail, deli, and foodservice business units contributing to the increase.  Key products with strong first quarter results were the Jennie-O Turkey Store rotisserie deli products (up 1.1 million lbs. or 24.6 percent), retail frozen turkey burgers (up 673,000 or 22.1 percent), and marinated tenderloins (up 309,000 lbs. or 30.7 percent).

Specialty Foods

The Specialty Foods segment includes the Diamond Crystal Brands (DCB), Century Foods International (CFI), and Hormel Specialty Products (HSP) operating segments.  This segment consists of the packaging and sale of various sugar and sugar substitute products, salt and pepper products, dessert mixes, liquid portion products, gelatin products, and private label canned meats to retail and foodservice customers.  This segment also includes the processing, marketing, and sale of nutritional food products and supplements to hospitals, nursing homes, and other marketers of nutritional products.

Specialty Foods net sales increased 6.6 percent while tonnage decreased 4.4 percent compared to the first quarter of fiscal 2007.  Tonnage declines resulted from lower sugar tonnage at DCB and decreased ready-to-drink tonnage at CFI, due to a new product launch in the prior year.

Segment profit for Specialty Foods increased 1.4 percent compared to the prior year first quarter.  HSP reported strong profit growth for the quarter, driven primarily by additional contract manufacturing volumes.  The segment also benefited from double-digit net sales and margin growth at CFI compared to the first quarter of 2007, due to a favorable product mix shift to bulk blend, nutritional jars, and bulk agglomeration products.

DCB net sales increased slightly over the first quarter of 2007 due to increased nutritional product sales.   However, operating profits declined as the improved product mix was unable to completely offset higher commodity input costs.  DCB’s primary sugar supplier recently experienced a devastating explosion and fire at their sugar refinery plant.  An alternate source of sugar has been secured, but the higher overall cost may impact results in future quarters.

All Other

The All Other segment includes the Hormel Foods International (HFI) operating segment, which manufactures, markets, and sells Company products internationally.  This segment also includes various miscellaneous corporate sales.

All Other net sales increased 21.3 percent for the first quarter compared to fiscal 2007, and segment profit increased 39.4 percent compared to prior year results.  Lower raw material costs and strong export sales drove improved margins for HFI.  Gains were reported on the SPAM family of products (up 1.9 million lbs. or 39.7 percent) and on Stagg chili (up 474,000 lbs. or 20.1 percent).  Fresh pork exports also contributed to top-line and bottom-line growth, reflecting favorable market conditions, lower raw material costs, and product mix improvements.  The profitability of the Company’s China operations also improved compared to the prior year, as a result of higher selling prices and a continued emphasis on growing value-added sales.

Unallocated Income and Expenses

The Company does not allocate investment income, interest expense, and interest income to its segments when measuring performance.  The Company also retains various other income and unallocated expenses at corporate.  These items are included in the segment table for the purpose of reconciling segment results to earnings before income taxes.

Net interest and investment income was a net expense of $11,658 for the quarter compared to a net expense of $4,278 for the comparable period of 2007.  The decline was primarily due to $6,297 of lower returns on the Company’s rabbi trust investment for supplemental executive retirement plans and deferred income plans.  Interest expense of $6,720 for the first quarter increased from $6,358 in the prior year due to a higher outstanding short-term debt balance related to the Burke acquisition.  This balance was fully repaid by the end of the first quarter.

General corporate expense for the first quarter was $10,328 compared to $9,627 for the comparable period of fiscal 2007.   The increased expense primarily reflects higher professional service related expenses and accruals related to the Company’s Long-Term Incentive Plan.  These expenses were partially offset by lower pension and insurance costs and lower stock option expense related to the one-time stock option award made to all employees in the first quarter of fiscal 2007.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions that was disclosed in the Company’s Annual Report on Form 10-K for the year ended October 28, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Selected financial ratios at the end of the first quarter of fiscal years 2008 and 2007 are as follows:

	End of Quarter
	1st Quarter 2008	1st Quarter 2007
Liquidity Ratios
Current ratio	2.2	2.1
Receivables turnover	18.2	18.0
Days sales in receivables	19.4	19.8
Inventory turnover	7.4	7.9
Days sales in inventory	50.0	46.4

Leverage Ratio
Long-term debt (including current maturities) to equity	17.8%	18.9%

Operating Ratios
Pretax profit to net worth	28.9%	25.1%
Pretax profit to total assets	16.3%	15.0%

Cash, cash equivalents, and short-term marketable securities were $192,033 at the end of the first quarter of fiscal year 2008 compared to $138,827 at the end of the comparable fiscal 2007 period.

Cash provided by operating activities was $150,513 in the first quarter of fiscal 2008 compared to $54,472 in the same period of fiscal 2007.  The increase in cash provided by operating activities is due primarily to higher earnings and changes in working capital items, including higher cash balances related to the Company’s hedging programs and approximately $49,000 related to the timing of federal tax payments.

Cash flow from operating activities provides the Company with its principal source of liquidity.  Based on current business conditions, the Company does not anticipate a significant risk to cash flow from this source in the foreseeable future.

Cash used in investing activities decreased to $65,677 in the first quarter of fiscal 2008 from $96,131 in the first quarter of fiscal 2007.  The decrease is due to certain transactions occurring in the prior year first quarter, including the acquisition of Saag’s Products, Inc. (Saag’s) for a preliminary purchase price of $12,447, and the investment of $20,483 in a joint venture with San Miguel Corporation for the purchase of a hog processing business in Vietnam.  These items were partially offset by the Company’s investments in short-term marketable securities, which resulted in a larger net cash outflow of $23,975 in fiscal 2008, compared to the prior year.  Fixed asset expenditures were $31,895 for the first quarter of fiscal 2008 compared to $35,593 in the first quarter of fiscal 2007.  The Company estimates its fiscal 2008 fixed asset expenditures to be $145,000 to $150,000, as several expansion projects are planned to meet demand for value-added products.

Cash used in financing activities was $90,351 in the first quarter of fiscal 2008 compared to $15,823 in the same period of fiscal 2007.  During the first quarter of fiscal 2008, the Company made principal payments on debt of $70,054 compared to $2,594 last year, as the outstanding short-term debt balance related to the Burke acquisition was repaid.  The Company also used $14,162 for share repurchases in the first quarter of 2008, compared to no repurchase activity during the first quarter of 2007.  For additional information pertaining to the Company’s share repurchase plans or programs, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Cash dividends paid to the Company’s shareholders also continue to be a significant financing activity for the Company.  Dividends paid in the first quarter of 2008 were $20,346 compared to $19,223 in the comparable period of fiscal 2007.  For fiscal 2008, the annual dividend rate has been increased to $0.74 per share, reflecting a 23.3 percent increase over the 2007 rate.  The Company has paid dividends for 318 consecutive quarters and expects to continue doing so.

The Company is required, by certain covenants in its debt agreements, to maintain specified levels of financial ratios and balance sheet position.  At the end of the first quarter of fiscal 2008, the Company was in compliance with all of these debt covenants.

Contractual Obligations and Commercial Commitments

As discussed in Note K of the Notes to Consolidated Financial Statements, the Company adopted the provisions of FIN 48 at the beginning of fiscal 2008.  The Company is unable to determine its contractual obligations by year related to this pronouncement, as the ultimate amount or timing of settlement of its reserves for income taxes cannot be reasonably estimated.  The total liability for unrecognized tax benefits at January 27, 2008, is $35,809.

There have been no other material changes to the information regarding the Company’s future contractual financial obligations that was disclosed in the Company’s Annual Report on Form 10-K for the year ended October 28, 2007.

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

The Private Securities Litigation Reform Act of 1995 (the Reform Act) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information.  The Company is filing this cautionary statement in connection with the Reform Act.  When used in the Company’s Annual Report to Stockholders, in filings by the Company with the Securities and Exchange Commission (the Commission), in the Company’s press releases, and in oral statements made by the Company’s representatives, the words or phrases “should result,” “believe,” “intend,” “plan,” “are expected to,” “targeted,” “will continue,” “will approximate,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify forward-looking statements within the meaning of the Reform Act.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those anticipated or projected.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

                (In Thousands of Dollars)

Hog Markets.  The Company’s earnings are affected by fluctuations in the live hog market.  To minimize the impact on earnings, and to ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 15 years.  Contract formulas are based on hog production costs, hog futures, hog primal values, or industry reported hog markets.  Purchased hogs under contract accounted for 91 percent and 88 percent of the total hogs purchased by the Company through the first three months of fiscal 2008 and 2007, respectively.  The Company has converted the majority of its contracts to market-based formulas in order to better match input costs with customer pricing.  Therefore, a hypothetical 10 percent change in the cash market would have had an immaterial effect on the Company’s results of operations.

Certain procurement contracts allow for future hog deliveries (firm commitments) to be forward priced.  The Company generally hedges these firm commitments by purchasing hog futures contracts.  These futures contracts are designated and accounted for as fair value hedges.  The change in the market value of such futures contracts has historically been, and is expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Changes in the fair value of the futures contracts, along with the gain or loss on the firm commitment, are marked-to-market through earnings and are recorded on the statement of financial position as a current asset and liability, respectively.  The fair value of the Company’s open futures contracts as of January 27, 2008, was $1,430 compared to $8,240 as of October 28, 2007.

The Company measures its market risk exposure on its hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in market prices.  A 10 percent increase in market prices would have negatively impacted the fair value of the Company’s January 27, 2008, open contracts by $8,050, which in turn would lower the Company’s future cost of purchased hogs by a similar amount.

Turkey Markets.  The Company raises or contracts for live turkeys.  Production costs in raising turkeys are subject primarily to fluctuations in feed grain prices, and to a lesser extent, fuel costs.  To reduce the Company’s exposure to changes in grain prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future direct grain purchases.  This program utilizes corn and soybean meal futures, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value of $35,897, before tax, on the statement of financial position as of January 27, 2008, compared to $5,996, before tax, as of October 28, 2007.

The Company measures its market risk exposure on its grain futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain.  A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s January 27, 2008, open grain contracts by $16,669, which in turn would lower the Company’s future cost on purchased grain by a similar amount.

Natural Gas.  Production costs at the Company’s plants and feed mills are also subject to fluctuations in fuel costs.  To reduce the Company’s exposure to changes in natural gas prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future natural gas purchases.  This program utilizes natural gas swaps, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value of $462, before tax, on the statement of financial position as of January 27, 2008, compared to $(603), before tax, as of October 28, 2007.

The Company measures its market risk exposure on its natural gas contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for natural gas.  A 10 percent decrease in the market price for natural gas would have negatively impacted the fair value of the Company’s January 27, 2008, open natural gas contracts by $1,967, which in turn would lower the Company’s future cost on natural gas purchases by a similar amount.

Long-Term Debt.  A principal market risk affecting the Company is the exposure to changes in interest rates on the Company’s fixed-rate, long-term debt.  Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $4,847.  The fair value of the Company’s long-term debt was estimated using discounted future cash flows based on the Company’s incremental borrowing rate for similar types of borrowing arrangements.

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

(b)               Internal Controls.  During the first quarter of fiscal year 2008, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

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

The live pork industry has evolved to very large, vertically integrated, year-round confinement operations operating under long-term supply agreements.  This has resulted in fewer hogs being available on the cash spot market.  The decrease in the supply of live hogs on the cash spot market could severely diminish the utilization of slaughter facilities and increase the cost of the raw materials they produce.  The Company uses long-term supply contracts to ensure a stable supply of raw materials while minimizing extreme fluctuations in costs over the long-term.  This may result, in the short-term, in costs for live hogs that are higher than the cash spot market depending on the relationship of the cash spot market to contract prices. Market-based pricing on certain product lines, and lead time required to implement pricing adjustments, may prevent these cost increases from being recovered, and these higher costs could adversely affect our short-term financial results.

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

The Company is subject to risks associated with the outbreak of disease in pork and beef livestock, and poultry flocks, including Bovine Spongiform Encephalopathy (BSE), pneumo-virus, Porcine Circovirus 2 (PCV2), Porcine Reproduction & Respiratory Syndrome (PRRS), and Avian Influenza.  The outbreak of disease could adversely affect the Company’s supply of raw materials, increase the cost of production, and reduce operating margins.  Additionally, the outbreak of disease may hinder the Company’s ability to market and sell products both domestically and internationally.  The Company has developed business continuity plans for various disease scenarios and will continue to update these plans as necessary.

Market demand for the Company’s products may fluctuate due to competition from other producers.

The Company faces competition from producers of alternative meats and protein sources, including beef, chicken, and fish.  The bases on which the Company competes include:

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

The Company’s business may be adversely affected by changes in national or global economic conditions, including inflation, interest rates, availability of capital markets, consumer spending rates, energy availability and costs (including fuel surcharges), and the effects of governmental initiatives to manage economic conditions.  If a high pathogenic disease outbreak developed in the United States, it may negatively impact the national economy, demand for Company products, and/or the Company’s workforce availability, and the Company’s financial results could suffer.  The Company has developed contingency plans to address infectious disease scenarios and the potential impact on its operations, and will continue to update these plans as necessary.

The Company’s operations are subject to the general risks associated with acquisitions.

The Company has made several acquisitions in recent years including, most recently, Saag’s, Provena, and Burke, and regularly reviews opportunities for strategic growth through acquisitions.  Potential risks associated with acquisitions include the inability to integrate new operations successfully, the diversion of management’s attention from other business concerns, the potential loss of key employees and customers of the acquired companies, the possible assumption of unknown liabilities, potential disputes with the sellers, and the inherent risks in entering markets or lines of business in which the Company has limited or no prior experience.  Any or all of these risks could impact the Company’s financial results and business reputation.  In addition, acquisitions outside the United States may present unique challenges and increase the Company’s exposure to the risks associated with foreign operations.

The Company’s operations are subject to the general risks of litigation.

The Company is involved on an ongoing basis in litigation arising in the ordinary course of business. Trends in litigation may include class actions involving competitors, consumers, shareholders, or injured persons, and claims relating to patent infringement, labor, employment, or environmental matters.  Litigation trends and the outcome of litigation cannot be predicted with certainty and adverse litigation trends and outcomes could adversely affect the Company’s financial results.

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

The Company’s past and present business operations and ownership and operation of real property are subject to stringent federal, state, and local environmental laws and regulations pertaining to the discharge of materials into the environment, and the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to protection of the environment.  Compliance with these laws and regulations, and the ability to comply with any modifications to these laws and regulations, is material to the Company’s business.  New matters or sites may be identified in the future that will require additional investigation, assessment, or expenditures.  In addition, some of the Company’s facilities have been in operation for many years and, over time, the Company and other prior operators of these facilities may have generated and disposed of wastes that now may be considered hazardous.  Future discovery of contamination of property underlying or in the vicinity of the Company’s present or former properties or manufacturing facilities and/or waste disposal sites could require the Company to incur additional expenses.  The occurrence of any of these events, the implementation of new laws and regulations, or stricter interpretation of existing laws or regulations, could adversely affect the Company’s financial results.

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

The Company has approximately 18,500 employees, of which approximately 6,400 are represented by labor unions, principally the United Food and Commercial Workers’ Union.  A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities that results in work slowdowns or stoppages could harm the Company’s financial results.  Union contracts at the Company’s plants in Knoxville, Iowa, and Perrysburg, Ohio, expired in the first quarter of fiscal 2008, covering a combined total of approximately 260 employees.  New contracts were successfully negotiated at both locations, and no additional contracts are scheduled to expire during fiscal 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the First Quarter of Fiscal 2008

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 29, 2007 — December 2, 2007	224,085	35.98	223,887	3,952,940
December 3, 2007 — December 30, 2007	26,300	39.81	26,100	3,926,840
December 31, 2007 — January 27, 2008	133,732	38.77	133,732	3,793,108
Total	384,117	37.21	383,719

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

Item 4.  Submission of Matters to a Vote of Security Holders

The Company conducted its annual shareholders’ meeting on January 29, 2008.

At the annual meeting, 122,380,288 shares were represented (90.3 percent of the 135,514,238 shares outstanding and entitled to vote).  Three items were considered at the meeting and the results of the voting were as follows:

1.  Election of Directors:  The nominees in the proxy statement were: Terrell K. Crews, Jeffrey M. Ettinger, Jody H. Feragen, Luella G. Goldberg, Susan I. Marvin, John L. Morrison, Elsa A. Murano, Ph.D., Robert C. Nakasone, Ronald D. Pearson, Dakota A. Pippins, Gary J. Ray, Hugh C. Smith, M.D., and John G. Turner.  The results were as follows:

Director	For	Withheld
Terrell K. Crews	121,892,795	487,493
Jeffrey M. Ettinger	121,650,030	730,258
Jody H. Feragen	120,006,650	2,373,638
Luella G. Goldberg	121,450,275	930,013
Susan I. Marvin	120,204,524	2,175,764
John L. Morrison	121,775,623	604,665
Elsa A. Murano, Ph.D.	121,881,169	499,119
Robert C. Nakasone	121,897,181	483,107
Ronald D. Pearson	121,897,088	483,200
Dakota A. Pippins	121,853,566	526,722
Gary J. Ray	121,852,599	527,689
Hugh C. Smith, M.D.	121,893,469	486,819
John G. Turner	121,840,663	539,625

2.  Ratification of the appointment of Ernst & Young LLP as the Independent Registered Public Accounting Firm of the Company for the fiscal year ending October 26, 2008:

For:	121,667,951
Against:	631,565
Abstain:	80,772

3.  Approval of the Hormel Foods Corporation Operators’ Share Incentive Compensation Plan:

For:	120,496,783
Against:	1,633,258
Abstain:	250,247

Item 6.  Exhibits

31.1	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORMEL FOODS CORPORATION
(Registrant)

Date: March 7, 2008	By	/s/ JODY H. FERAGEN
JODY H. FERAGEN
Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date: March 7, 2008	By	/s/ ROLAND G. GENTZLER
ROLAND G. GENTZLER
Vice President and Treasurer
(Duly Authorized Officer)