Form 10-Q
period 2008-04-27
HORMEL FOODS CORP /DE/
filed 2008-06-06
CIK 48465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 27, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                    YES  ☒      NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class

Outstanding at June 1, 2008

Common Stock	$.0586 par value	135,689,845
Common Stock Non-Voting	$.01 par value	-0	-

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In Thousands of Dollars)

	April 27,	October 28,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$107,156	$149,749
Accounts receivable	351,564	366,621
Inventories	750,483	646,968
Federal income taxes	15,686	0
Deferred income taxes	47,995	52,583
Prepaid expenses and other current assets	28,084	15,804
TOTAL CURRENT ASSETS	1,300,968	1,231,725

DEFERRED INCOME TAXES	63,774	66,220

GOODWILL	604,504	595,756

OTHER INTANGIBLES	153,378	162,237

PENSION ASSETS	100,415	99,003

INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	95,213	102,060

OTHER ASSETS	181,437	170,048

PROPERTY, PLANT AND EQUIPMENT
Land	51,839	48,663
Buildings	646,796	615,245
Equipment	1,225,630	1,192,481
Construction in progress	99,109	114,415
	2,023,374	1,970,804
Less allowance for depreciation	(1,051,915)	(1,004,203)
	971,459	966,601

TOTAL ASSETS	$3,471,148	$3,393,650

See notes to consolidated financial statements

	April 27,	October 28,
	2008	2007
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$252,250	$290,919
Notes payable/Short-term debt	25,000	70,000
Accrued expenses	63,433	66,000
Accrued workers compensation	28,832	27,372
Accrued marketing expenses	64,922	67,260
Employee compensation	91,900	111,051
Taxes, other than federal income taxes	1,611	5,454
Dividends payable	25,167	20,745
Federal income taxes	0	5,927
Current maturities of long-term debt	0	49
TOTAL CURRENT LIABILITIES	553,115	664,777

LONG-TERM DEBT—less current maturities	350,000	350,005

PENSION AND POST-RETIREMENT BENEFITS	448,519	440,810

OTHER LONG-TERM LIABILITIES	90,728	53,275

SHAREHOLDERS’ INVESTMENT
Preferred stock, par value $.01 a share— authorized 80,000,000 shares; issued—none
Common stock, non-voting, par value $.01 a share—authorized 200,000,000 shares; issued—none
Common stock, par value $.0586 a share— authorized 400,000,000 shares;
issued 135,764,226 shares April 27, 2008
issued 135,677,494 shares October 28, 2007	7,956	7,951
Accumulated other comprehensive loss	(63,817)	(101,811)
Retained earnings	2,084,647	1,978,643
TOTAL SHAREHOLDERS’ INVESTMENT	2,028,786	1,884,783

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$3,471,148	$3,393,650

See notes to consolidated financial statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

 (In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	April 27, 2008	April 29, 2007	April 27, 2008	April 29, 2007

Net sales	$1,594,084	$1,504,597	$3,215,249	$3,008,680
Cost of products sold	1,217,445	1,158,711	2,436,591	2,303,357
GROSS PROFIT	376,639	345,886	778,658	705,323

Expenses:
Selling and delivery	210,282	192,507	418,226	391,151
Administrative and general	42,625	40,433	88,100	82,343
TOTAL EXPENSES	252,907	232,940	506,326	473,494

Equity in earnings of affiliates	821	(31)	3,190	872
OPERATING INCOME	124,553	112,915	275,522	232,701

Other income and expense:
Interest and investment income (loss)	3,253	2,625	(1,685)	4,705
Interest expense	(6,429)	(6,998)	(13,149)	(13,356)
EARNINGS BEFORE INCOME TAXES	121,377	108,542	260,688	224,050
Provision for income taxes	43,816	40,541	94,946	80,724

NET EARNINGS	$77,561	$68,001	$165,742	$143,326

NET EARNINGS PER SHARE:
BASIC	$0.57	$0.49	$1.22	$1.04
DILUTED	$0.56	$0.49	$1.20	$1.03

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	135,652	137,743	135,679	137,638
DILUTED	137,620	139,711	137,643	139,639

DIVIDENDS DECLARED PER SHARE:	$0.185	$0.15	$0.37	$0.30

See notes to consolidated financial statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(Unaudited)

	Six Months Ended
	April 27, 2008	April 29, 2007

OPERATING ACTIVITIES
Net earnings	$165,742	$143,326
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	57,823	56,779
Amortization of intangibles	6,148	5,863
Equity in earnings of affiliates	(4,587)	(1,466)
Provision for deferred income taxes	(8,492)	(3,013)
Loss on property/equipment sales and plant facilities	1,377	69
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	15,057	24,814
Increase in inventories, prepaid expenses, and other current assets	(85,392)	(73,348)
(Increase) Decrease in pension assets	(398)	4,330
Decrease in accounts payable, accrued expenses, and pension and post-retirement benefits	(32,346)	(74,132)
Other	243	5,564
NET CASH PROVIDED BY OPERATING ACTIVITIES	115,175	88,786

INVESTING ACTIVITIES
Sale of available-for-sale securities	146,308	284,850
Purchase of available-for-sale securities	(155,207)	(298,625)
Acquisitions of businesses/intangibles	(3,920)	(13,618)
Purchases of property/equipment	(67,941)	(69,961)
Proceeds from sales of property/equipment	1,604	2,824
Decrease (Increase) in investments, equity in affiliates, and other assets	12,300	(21,134)
NET CASH USED IN INVESTING ACTIVITIES	(66,856)	(115,664)

FINANCING ACTIVITIES
Proceeds from short-term debt	25,000	15,000
Principal payments on short-term debt	(70,000)	(17,576)
Principal payments on long-term debt	(54)	(6,304)
Dividends paid on common stock	(45,469)	(39,881)
Share repurchase	(21,927)	(11,706)
Other	21,538	8,858
NET CASH USED IN FINANCING ACTIVITIES	(90,912)	(51,609)

DECREASE IN CASH AND CASH EQUIVALENTS	(42,593)	(78,487)
Cash and cash equivalents at beginning of year	149,749	172,485

CASH AND CASH EQUIVALENTS AT END OF QUARTER	$107,156	$93,998

See notes to consolidated financial statements

HORMEL FOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars, Except Per Share Amounts)

(Unaudited)

NOTE A                 GENERAL

Basis of Presentation

The accompanying unaudited consolidated financial statements of Hormel Foods Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year.  The balance sheet at October 28, 2007, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2007.

Guarantees

The Company enters into various agreements guaranteeing specified obligations of affiliated parties.  The Company’s guarantees either terminate in one year or remain in place until such time as the Company revokes the agreement.  Currently, the Company provides a standby letter of credit for obligations of an affiliated party that may arise under worker compensation claims.  This guarantee provided by the Company, as of April 27, 2008, amounted to $1,940.

The Company has also guaranteed a $9,000 loan of an independent farm operator.  The loan arose to provide financing to develop a hog growing operation on a tract of land in Arizona, and the term of the loan runs through November 2023.  Approximately $2,900 of the loan proceeds have been spent to date, with the remaining $6,100 being held in an escrow account.  The Company is obligated to make payments if the farm operator fails to do so, and has made an immaterial payment following the end of the 2008 second quarter.  As there is no current intention to spend additional funds on this project, the Company estimates its maximum liability remaining under this guarantee to be approximately $2,700 plus interest.

As of April 27, 2008, these potential obligations were not reflected in the Company’s consolidated statements of financial position.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161).  The pronouncement amends and expands the disclosure requirements previously required by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  This statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company currently expects to adopt SFAS 161 in the second quarter of fiscal 2009.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)).  The pronouncement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable the users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Therefore, the Company expects to adopt SFAS 141(R) at the beginning of fiscal 2010, and is currently assessing the impact of adopting this accounting standard.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS 160).  The pronouncement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141(R).  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  Therefore, the Company expects to adopt SFAS 160 at the beginning of fiscal 2010, and is currently assessing the impact of adopting this accounting standard.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159).  The pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value, which provides the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting provisions.   SFAS 159 is effective for fiscal years beginning after November 15, 2007.   Therefore, the Company expects to adopt SFAS 159 at the beginning of fiscal 2009, and is currently assessing the impact of adopting this accounting standard.

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

In September 2006, the FASB also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  The pronouncement requires the funded status of a plan, measured as the difference between the fair value of plan assets and the benefit obligations, be recognized on a plan sponsor’s statement of financial position.  It also requires gains or losses that arise during the plan year to be recognized as a component of other comprehensive income to the extent they are not recognized in net periodic benefit cost during the year.  These provisions are effective for fiscal years ending after December 15, 2006, and therefore the Company adopted the required provisions of this statement for the fiscal 2007 year end.   For fiscal years ending after December 15, 2008, the pronouncement further requires plan sponsors to measure defined benefit plan assets and obligations as of the date of the plan sponsor’s fiscal year end statement of financial position.  The Company will be required to adopt these measurement date provisions in fiscal 2009, and does not anticipate a material impact to its results of operations or financial position.

NOTE B                 ACQUISITIONS

On August 22, 2007, the Company purchased privately-held Burke Corporation (Burke) for a purchase price of $115,128 cash, including related costs.  Burke is a manufacturer and marketer of pizza toppings and other fully cooked meat products, and operates facilities in Nevada, Iowa, and Ames, Iowa.  These facilities increase production capabilities for the Refrigerated Foods segment and should enable growth in the pizza toppings category by expanding the Company’s product offerings to additional foodservice customers.

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

A reconciliation of the number of options outstanding and exercisable (in thousands) as of April 27, 2008, and changes during the six months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at 10/28/07	10,939	$28.63
Granted	1,327	40.10
Exercised	(1,118)	18.73
Forfeitures	(114)	37.42
Outstanding at 4/27/08	11,034	$30.92	6.6 years	$96,131
Exercisable at 4/27/08	6,414	$26.37	5.1 years	$84,675

The weighted-average grant-date fair value of stock options granted, and the total intrinsic value of options exercised during the first three and six months of fiscal years 2008 and 2007, is as follows:

	Three Months Ended		Six Months Ended
	April 27, 2008	April 29, 2007	April 27, 2008	April 29, 2007
Weighted-average grant date fair value	$9.67	$11.28	$10.38	$9.40
Intrinsic value of exercised options	$10,911	$2,720	$24,606	$9,802

The fair value of each ordinary option award is calculated on the date of grant using the Black-Scholes valuation model.  The fair value of the one-time option award made to all active, full-time employees during the first quarter of fiscal 2007 was calculated using a lattice-based model due to the inclusion of the performance condition that could accelerate vesting.  Weighted-average assumptions used in calculating the fair value of options granted during first three and six months of fiscal years 2008 and 2007 are as follows:

	Three Months Ended		Six Months Ended
	April 27, 2008	April 29, 2007	April 27, 2008	April 29, 2007
Risk-Free Interest Rate	3.7%	4.9%	4.0%	4.6%
Dividend Yield	1.9%	1.6%	1.8%	1.6%
Stock Price Volatility	21.0%	21.0%	21.0%	21.0%
Expected Option Life	8 years	8 years	8 years	7 years

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

The Company’s nonvested shares vest after five years or upon retirement.  A reconciliation of the nonvested shares (in thousands) as of April 27, 2008, and changes during the six months then ended, is as follows:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at 10/28/07	54	$33.77
Granted	25	38.97
Vested	(2)	22.51
Nonvested at 4/27/08	77	$35.72

The weighted-average grant date fair value of nonvested shares granted, the total fair value of nonvested shares granted, and the fair value of shares that have vested during the first three and six months of fiscal years 2008 and 2007, is as follows:

	Three Months Ended		Six Months Ended
	April 27, 2008	April 29, 2007	April 27, 2008	April 29, 2007
Weighted-average grant date fair value	$38.97	$37.92	$38.97	$37.92
Fair value of nonvested shares granted	$974	$1,043	$974	$1,043
Fair value of shares vested	$43	$25	$43	$1,813

Stock-based compensation expense, along with the related income tax benefit, for the first three and six months of fiscal years 2008 and 2007 is presented in the table below.

	Three Months Ended		Six Months Ended
	April 27, 2008	April 29, 2007	April 27, 2008	April 29, 2007
Stock-based compensation expense recognized	$3,233	$2,802	$9,578	$10,066
Income tax benefit recognized	(1,235)	(1,065)	(3,658)	(3,826)
After-tax stock-based compensation expense	$1,998	$1,737	$5,920	$6,240

At April 27, 2008, there was $22,086 of total unrecognized compensation expense from stock-based compensation arrangements granted under the plans.  This compensation is expected to be recognized over a weighted-average period of approximately 3.0 years.  During the quarter and six months ended April 27, 2008, cash received from stock option exercises was $1,989 and $10,739, compared to $1,492 and $4,371 for the quarter and six months ended April 29, 2007.  The total tax benefit to be realized for tax deductions from these option exercises for the quarter and six months ended April 27, 2008, was $4,167 and $9,397, respectively, compared to $1,034 and $3,726 in the comparable periods in fiscal 2007.  The amounts reported for tax deductions for option exercises in the quarter and six months ended April 27, 2008 include $4,134 and $9,103, respectively, of excess tax benefits compared to $1,023 and $3,588, respectively, of excess tax benefits last year, which are included in “Other” under financing activities on the Consolidated Statements of Cash Flows (with an offsetting amount in other operating activities).

Shares issued for option exercises and nonvested shares may be either authorized but unissued shares, or shares of treasury stock acquired in the open market or otherwise.

NOTE D                 GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three and six month periods ended April 27, 2008, are presented in the tables below.  Additions and adjustments during fiscal 2008 relate to the Burke acquisition.

	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	All Other	Total
Balance as of January 27, 2008	$123,364	$77,442	$203,214	$194,724	$674	$599,418
Goodwill acquired	—	2,807	—	—	—	2,807
Purchase adjustments	—	2,279	—	—	—	2,279
Balance as of April 27, 2008	$123,364	$82,528	$203,214	$194,724	$674	$604,504

	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	All Other	Total
Balance as of October 28, 2007	$123,364	$73,780	$203,214	$194,724	$674	$595,756
Goodwill acquired	—	3,653	—	—	—	3,653
Purchase adjustments	—	5,095	—	—	—	5,095
Balance as of April 27, 2008	$123,364	$82,528	$203,214	$194,724	$674	$604,504

The gross carrying amount and accumulated amortization for definite-lived intangible assets are presented below.

	April 27, 2008		October 28, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Proprietary software & technology	$23,190	$(7,564)	$23,190	$(6,168)
Customer lists/relationships	20,959	(5,766)	23,769	(4,570)
Formulas & recipes	20,364	(10,460)	20,364	(9,360)
Non-compete covenants	19,660	(15,639)	19,660	(14,040)
Distribution network	4,120	(1,921)	4,120	(1,715)
Other intangibles	8,283	(3,262)	11,756	(6,183)
Total	$96,576	$(44,612)	$102,859	$(42,036)

Amortization expense was $2,900 and $6,148 for the three and six months ended April 27, 2008, respectively, compared to $2,925 and $5,863 for the three and six months ended April 29, 2007.

Estimated annual amortization expense for the five fiscal years after October 28, 2007, is as follows:

2008	$11,486
2009	9,877
2010	8,769
2011	7,319
2012	6,886

The carrying amounts for indefinite-lived intangible assets are presented in the table below.

	April 27, 2008	October 28, 2007
Brands/tradenames/trademarks	$93,430	$93,430
Other intangibles	7,984	7,984
Total	$101,414	$101,414

NOTE E                 SHIPPING AND HANDLING COSTS

Shipping and handling costs are recorded as selling and delivery expenses.  Shipping and handling costs were $112,687 and $222,015 for the three and six months ended April 27, 2008, respectively, compared to $101,587 and $203,963 for the three and six months ended April 29, 2007.

NOTE F                 EARNINGS PER SHARE DATA

The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	April 27, 2008	April 29, 2007	April 27, 2008	April 29, 2007

Basic weighted-average shares outstanding	135,652	137,743	135,679	137,638

Dilutive potential common shares	1,968	1,968	1,964	2,001

Diluted weighted-average shares outstanding	137,620	139,711	137,643	139,639

NOTE G                 COMPREHENSIVE INCOME

Components of comprehensive income, net of taxes, are:

	Three Months Ended		Six Months Ended
	April 27, 2008	April 29, 2007	April 27, 2008	April 29, 2007

Net earnings	$77,561	$68,001	$165,742	$143,326
Other comprehensive income (loss):
Unrealized loss on available-for- sale securities	0	0	0	(381)
Deferred gain (loss) on hedging	11,855	(5,421)	33,720	(4,810)
Reclassification adjustment into net earnings	(5,290)	488	(5,066)	1,718
Foreign currency translation	271	459	5,052	1,773
Pension and post-retirement benefits	2,145	0	4,288	0
Other comprehensive income (loss)	8,981	(4,474)	37,994	(1,700)
Total comprehensive income	$86,542	$63,527	$203,736	$141,626

At the end of the 2007 fiscal year, on October 28, 2007, the Company adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in its statement of financial position, and recognize through comprehensive income changes in that funded status in the year in which the changes occur.  See Note F of the Notes to Consolidated Financial Statements included in the Company’s 2007 Annual Report on Form 10-K for a further description of the effect of adopting SFAS No. 158.

NOTE H                 INVENTORIES

Principal components of inventories are:

	April 27, 2008	October 28, 2007

Finished products	$392,854	$335,863
Raw materials and work-in-process	223,703	187,626
Materials and supplies	133,926	123,479

Total	$750,483	$646,968

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

As of April 27, 2008, the Company has included in accumulated other comprehensive loss, hedging gains of $30,913 (net of tax) relating to its positions.  The Company expects to recognize the majority of these gains over the next 12 months.  Gains in the amount of $8,496 and $8,130, before tax, were reclassified into earnings in the three and six months ending April 27, 2008, respectively, compared to losses of $777 and $2,759, before tax, in the three and six months ended April 29, 2007.  There were no gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges.

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

As of April 27, 2008, the fair value of the Company’s futures contracts included on the statement of financial position was $(24,733).  Losses on closed futures contracts in the amount of $6,280 and $1,830, before tax, were recognized in earnings during the three and six months ended April 27, 2008, compared to losses of $5,353 and $13,304, before tax, in the same periods of fiscal 2007.  There were no gains or losses recognized into earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.

Other:  During the second quarter of fiscal 2008, the Company held certain futures contract and swap positions as part of a merchandising program designed to enhance margins.  The Company has not applied hedge accounting to these positions.  During the three and six months ended April 27, 2008, the Company recorded a charge of $448 and $892, respectively, through cost of products sold to record these contracts at their fair value.

NOTE J	PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic benefit cost for pension and other post-retirement benefit plans consists of the following:

	Pension Benefits
	Three Months Ended		Six Months Ended
	April 27, 2008	April 29, 2007	April 27, 2008	April 29, 2007
Service cost	$5,032	$4,750	$10,015	$9,500
Interest cost	11,074	10,637	22,331	21,275
Expected return on plan assets	(14,203)	(13,376)	(28,350)	(26,752)
Amortization of prior service cost	(38)	(29)	(76)	(58)
Recognized actuarial loss	1,317	1,466	2,633	2,932

Net periodic cost	$3,182	$3,448	$6,553	$6,897

	Post-retirement Benefits
	Three Months Ended		Six Months Ended
	April 27, 2008	April 29, 2007	April 27, 2008	April 29, 2007
Service cost	$682	$748	$1,364	$1,496
Interest cost	5,649	5,767	11,299	11,534
Amortization of prior service cost	1,454	1,433	2,908	2,866
Recognized actuarial loss	736	923	1,472	1,845

Net periodic cost	$8,521	$8,871	$17,043	$17,741

NOTE K	INCOME TAXES

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

The Company adopted the provisions of FIN 48 at the beginning of fiscal 2008, on October 29, 2007.  The adoption of FIN 48 resulted in a $13,863 increase in the liability for uncertain tax positions (resulting in a total liability balance of $32,272), a $4,878 increase in deferred tax assets, and a decrease in retained earnings of $8,985.

The amount of unrecognized tax benefits, including interest and penalties, at April 27, 2008, recorded in other long-term liabilities is $37,463, of which $24,423 would impact the Company’s effective tax rate if recognized.  The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense, with $838 and $1,676 included in expense in the second quarter and first six months of fiscal 2008, respectively.  The amount of accrued interest and penalties at April 27, 2008, associated with unrecognized tax benefits is $8,145.

The Company is regularly audited by federal and state taxing authorities.  During fiscal year 2007, the United States Internal Revenue Service (IRS) concluded its examination of the Company’s consolidated federal income tax returns for the fiscal years through 2005.  The Company is not currently under examination by the IRS.  The Company is in various stages of audit by several state taxing authorities on a variety of fiscal years, as far back as 1996.  While it is reasonably possible that one or more of these audits may be completed within the next 12 months and that the related unrecognized tax benefits may change, based on the status of the examinations it is not possible to estimate the amount of any such change to previously recorded uncertain tax positions.

The effective tax rate for the second quarter and first six months of fiscal 2008 was 36.1 and 36.4 percent, respectively, compared to 37.4 and 36.0 percent for the comparable periods of fiscal 2007.  The lower rate for the second quarter is primarily due to discrete events in 2007 related to unfavorable prior period audit settlements.

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

The Specialty Foods segment includes the Diamond Crystal Brands, Century Foods International, and Hormel Specialty Products operating segments.  This segment consists of the packaging and sale of various sugar and sugar substitute products, salt and pepper products, dessert mixes, liquid portion products, ready-to-drink products, gelatin products, and private label canned meats to retail and foodservice customers.  This segment also includes the processing, marketing, and sale of nutritional food products and supplements to hospitals, nursing homes, and other marketers of nutritional products.

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

	Three Months Ended		Six Months Ended
	April 27, 2008	April 29, 2007	April 27, 2008	April 29, 2007
Sales to Unaffiliated Customers
Grocery Products	$233,464	$223,625	$460,879	$429,841
Refrigerated Foods	831,821	796,339	1,689,281	1,594,311
Jennie-O Turkey Store	291,889	270,044	583,338	546,658
Specialty Foods	182,534	169,069	371,321	346,148
All Other	54,376	45,520	110,430	91,722
Total	$1,594,084	$1,504,597	$3,215,249	$3,008,680

Intersegment Sales
Grocery Products	$0	$0	$0	$0
Refrigerated Foods	1,114	839	1,979	1,129
Jennie-O Turkey Store	24,177	25,472	45,988	44,640
Specialty Foods	23	50	118	76
All Other	0	0	0	0
Total	$25,314	$26,361	$48,085	$45,845
Intersegment elimination	(25,314)	(26,361)	(48,085)	(45,845)
Total	$0	$0	$0	$0

Net Sales
Grocery Products	$233,464	$223,625	$460,879	$429,841
Refrigerated Foods	832,935	797,178	1,691,260	1,595,440
Jennie-O Turkey Store	316,066	295,516	629,326	591,298
Specialty Foods	182,557	169,119	371,439	346,224
All Other	54,376	45,520	110,430	91,722
Intersegment elimination	(25,314)	(26,361)	(48,085)	(45,845)
Total	$1,594,084	$1,504,597	$3,215,249	$3,008,680

Segment Operating Profit
Grocery Products	$41,611	$39,194	$77,980	$72,178
Refrigerated Foods	55,625	44,187	118,431	86,129
Jennie-O Turkey Store	11,708	13,949	46,512	43,920
Specialty Foods	15,513	16,281	33,806	34,323
All Other	5,843	4,866	14,868	11,340
Total segment operating profit	$130,300	$118,477	$291,597	$247,890

Net interest and investment income	(3,176)	(4,373)	(14,834)	(8,651)
General corporate expense	(5,747)	(5,562)	(16,075)	(15,189)

Earnings before income taxes	$121,377	$108,542	$260,688	$224,050

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (In Thousands of Dollars, Except Per Share Amounts)

CRITICAL ACCOUNTING POLICIES

Beginning in fiscal 2008, Hormel Foods Corporation (the Company) adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (FIN 48).  In accordance with FIN 48, the Company recognizes a tax position in its financial statements when it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position.  That position is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  See further discussion regarding the impact of adopting FIN 48 in Note K of the Notes to Consolidated Financial Statements in this Form 10-Q.

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

The Company earned $0.56 per diluted share in the second quarter of fiscal 2008, compared to $0.49 per diluted share in the second quarter of fiscal 2007.  Significant factors impacting the quarter were:

•	Net sales and tonnage growth was reported by all five segments of the Company.
•	Refrigerated Foods operating profits increased significantly due to lower pork input costs and strong sales of value-added products.
•	Grocery Products also showed improved profit results, driven by sales growth on the SPAM family of products and Hormel Compleats microwave meals.
•	The Jennie-O Turkey Store segment reported operating profit declines, reflecting continued high grain and fuel related costs during the quarter.
•	Specialty Foods also reported lower profit results due to higher input costs and lower volumes in the Hormel Specialty Products and Diamond Crystal Brands operating segments.

Consolidated Results

Net earnings for the second quarter of fiscal 2008 increased 14.1 percent to $77,561 compared to $68,001 in the same quarter of 2007.  Diluted earnings per share for the quarter increased 14.3 percent to $0.56 from $0.49 last year.  Net earnings for the first six months of 2008 increased 15.6 percent to $165,742 from $143,326 in 2007.  Diluted earnings per share for the same period increased 16.5 percent to $1.20 from $1.03 in the prior year.

Net sales for the second quarter of fiscal 2008 increased 5.9 percent to $1,594,084 from $1,504,597 in 2007.  Tonnage increased 4.8 percent to 1,148 million lbs. for the second quarter compared to 1,096 million lbs. in the same quarter of last year.  Net sales for the first six months of fiscal 2008 increased 6.9 percent to $3,215,249 from $3,008,680 in the first six months of fiscal 2007.  Tonnage for the six months increased 5.0 percent to 2,330 million lbs. compared to 2,219 million lbs. in 2007.  Both value-added sales growth and additional commodity meat sales drove top-line results for fiscal 2008.

Net sales and tonnage comparisons for the quarter were positively impacted by the fourth quarter 2007 acquisition of Burke Corporation (Burke), and year to date comparisons also benefited from the first quarter 2007 acquisition of Provena Foods Inc. (Provena).  These acquisitions contributed an incremental $29,764 of net sales and 19.6 million lbs. of tonnage to the second quarter results, and $68,731 of net sales and 48.9 million lbs. of tonnage to the six month results.  Excluding the impact of these acquisitions, net sales and tonnage increased 4.0 percent and 3.0 percent, respectively, compared to the second quarter of fiscal 2007, and increased 4.6 percent and 2.8 percent, respectively, compared to the first six months of last year.

Gross profit for the second quarter and first six months of fiscal 2008 was $376,639 and $778,658, respectively, compared to $345,886 and $705,323 for the same periods last year.  Gross profit as a percentage of net sales for the second quarter and six months increased to 23.6 and 24.2 percent in 2008, from 23.0 and 23.4 percent for the comparable quarter and six months of fiscal 2007.  Gross profit gains were primarily driven by the Refrigerated Foods segment due to lower hog input costs throughout the second quarter and first six months.  Increased results in that segment were able to offset declines in the Jennie-O Turkey Store segment, which continued to struggle with rising grain and fuel-related costs.  Value-added growth and cost containment initiatives across all segments also strengthened margins in fiscal 2008.  With corn futures near the $6.00 per bushel level and hog input costs rising significantly, the Company will continue to pursue additional pricing actions and operational efficiencies throughout the remainder of fiscal 2008 to recover additional costs, where possible.

Selling and delivery expenses for the second quarter and first six months of fiscal 2008 were $210,282 and $418,226, respectively, compared to $192,507 and $391,151 last year.  This increase is primarily due to higher shipping and handling costs of $11,100 and $18,052 for the second quarter and first six months, respectively, over the same periods in fiscal 2007.  Ongoing increases in fuel-related costs have driven freight and warehousing expenses above the prior year across all segments of the Company.  Brokerage fees have also increased compared to fiscal 2007.  As a percentage of net sales, selling and delivery expenses increased to 13.2 percent for the second quarter of fiscal 2008 compared to 12.8 percent in the comparable quarter of fiscal 2007.  For the first six months, selling and delivery expenses were 13.0 percent of net sales, even with the prior year.  Within this category, the Company’s advertising expenses were 1.7 percent of net sales for both the second quarter and first six months, consistent with prior year levels.  However, advertising for the Hormel Compleats product line is scheduled for the third quarter, and several other media campaigns are planned which should drive advertising expense for the full fiscal year above 2007 levels.  The Company expects overall selling and delivery expenses to exceed prior year levels for the remainder of fiscal 2008, primarily due to continued higher freight and warehousing costs.

Administrative and general expenses were $42,625 and $88,100 for the second quarter and first six months, respectively, compared to $40,433 and $82,343 last year.  As a percentage of net sales, administrative and general expenses for both the quarter and first six months were 2.7 percent, flat compared to prior year percentages.  Increased expense for both the quarter and first six months is primarily due to higher professional service expenses and accruals related to the Company’s incentive plans.  Favorable pension and insurance experience has offset a portion of those additional expenses.  The Company expects administrative and general expenses to remain at current levels for the remainder of fiscal 2008.

Equity in earnings of affiliates was $821 and $3,190 for the second quarter and first six months, respectively, compared to $(31) and $872 last year.  Increases for both the quarter and first six months were reported across several of the Company’s joint ventures.  The most notable gains were seen on the Company’s 49.0 percent owned joint venture, Carapelli USA, LLC, and the Company’s 49.0 percent owned joint venture, San Miguel Purefoods (Vietnam) Co. Ltd.  Minority interests in the Company’s consolidated investments are also reflected in these figures, resulting in decreased earnings of $406 and $803 for the second quarter and first six months, respectively, compared to the prior year.

The effective tax rate for the second quarter and first six months of fiscal 2008 was 36.1 and 36.4 percent, respectively, compared to 37.4 and 36.0 percent for the comparable quarter and six months of fiscal 2007.  The lower rate for the second quarter is primarily due to discrete events in 2007 related to unfavorable prior period audit settlements.  The Company expects a full-year effective tax rate between 36.0 and 36.5 percent for fiscal 2008.

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

	Three Months Ended			Six Months Ended
	April 27, 2008	April 29, 2007	% Change	April 27, 2008	April 29, 2007	% Change
Net Sales
Grocery Products	$233,464	$223,625	4.4	$460,879	$429,841	7.2
Refrigerated Foods	831,821	796,339	4.5	1,689,281	1,594,311	6.0
Jennie-O Turkey Store	291,889	270,044	8.1	583,338	546,658	6.7
Specialty Foods	182,534	169,069	8.0	371,321	346,148	7.3
All Other	54,376	45,520	19.5	110,430	91,722	20.4
Total	$1,594,084	$1,504,597	5.9	$3,215,249	$3,008,680	6.9

Segment Operating Profit
Grocery Products	$41,611	$39,194	6.2	$77,980	$72,178	8.0
Refrigerated Foods	55,625	44,187	25.9	118,431	86,129	37.5
Jennie-O Turkey Store	11,708	13,949	(16.1)	46,512	43,920	5.9
Specialty Foods	15,513	16,281	(4.7)	33,806	34,323	(1.5)
All Other	5,843	4,866	20.1	14,868	11,340	31.1

Total segment operating profit	$130,300	$118,477	10.0	$291,597	$247,890	17.6
Net interest and investment income	(3,176)	(4,373)	27.4	(14,834)	(8,651)	(71.5)
General corporate expense	(5,747)	(5,562)	(3.3)	(16,075)	(15,189)	(5.8)

Earnings before income taxes	$121,377	$108,542	11.8	$260,688	$224,050	16.4

Grocery Products

The Grocery Products segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market.

Grocery Products net sales increased 4.4 percent for the second quarter and 7.2 percent for the first six months compared to the same fiscal 2007 periods.  Tonnage was flat for the second quarter and up 3.3 percent for the first six months compared to the prior year.  Segment profit for Grocery Products increased 6.2 percent for the second quarter and 8.0 percent for the six months compared to the fiscal 2007.

Strong sales of the SPAM family of products benefited the second quarter, driven by successful promotional and advertising support, and increased distribution of SPAM Singles.  Continued growth from the Hormel Compleats microwave tray line also contributed to the positive results.  Additional promotional support and the rollout of new products for this line (which meet the required U.S.D.A. guidelines to be considered a healthy product) are expected to continue the momentum for these products in upcoming quarters.  Net sales increases from the prior year were also noted on Hormel chili and Dinty Moore stew.  However, Valley Fresh chunk meats and Chi-Chi’s sauces declined during the quarter compared to fiscal 2007.  The Company recently began the rollout of reformulated Chi-Chi’s sauces with new packaging and advertising, and is optimistic about the success of these initiatives.

The Grocery Products segment has experienced cost pressures during fiscal 2008 related to fuel, protein, packaging, and other ingredients, and expects these expense increases to continue.  Pricing actions were taken during the second quarter on certain product lines to recover a portion of these costs, and the Company will continue to pursue pricing and cost saving initiatives where appropriate during the remainder of the fiscal year.

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

Net sales by the Refrigerated Foods segment increased 4.5 percent for the second quarter and 6.0 percent for the first six months of fiscal 2008, compared to the same periods of fiscal 2007.  Tonnage increased 4.2 percent and 6.3 percent for the second quarter and first six months, respectively, compared to last year.  Net sales and tonnage comparisons for the quarter were positively impacted by the fourth quarter 2007 acquisition of Burke, and year to date comparisons also benefited from the first quarter 2007 acquisition of Provena.  These acquisitions contributed an incremental $29,764 of net sales and 19.6 million lbs. of tonnage to the second quarter results, and $68,731 of net sales and 48.9 million lbs. of tonnage to the six month results.  Excluding the impact of these acquisitions, net sales and tonnage were flat compared to the second quarter of fiscal 2007, and increased 1.6 percent and 2.2 percent, respectively, compared to the first six months of last year.

Segment profit for Refrigerated Foods increased 25.9 and 37.5 percent for the second quarter and first six months, respectively, compared to the prior year.  Lower pork input costs and strong sales growth on value-added product lines drove these significant profit increases.  The Company’s hog processing for the second quarter increased slightly to 2,378,000 hogs from 2,368,000 hogs for the comparable period last year.  Hog processing has increased 1.8 percent in the first six months of fiscal 2008, as compared to the prior year.  For the second quarter, the Company’s actual live hog cost decreased to $43 per live hundred-weight compared to $48 per live hundred-weight in the second quarter of fiscal 2007.  Entering the third quarter, a rapid increase in hog prices has occurred.  However, the Company is still anticipating favorable supply conditions and expects overall prices for the third quarter, and our related hog costs, to be consistent with prior year levels.

The Meat Products and Foodservice business units benefited significantly from the lower input costs experienced throughout the second quarter.  A more profitable product mix also contributed to gains for the Meat Products processed business (retail and deli).  Particularly strong were sales on key product lines, including Hormel Natural Choice lunchmeats, Hormel refrigerated entrees, and DiLusso Deli Company products.  The Foodservice unit continues to be impacted by decreased consumer spending driven by higher fuel and retail food prices.  Although sales declined slightly compared to the prior year, the Company was able to recover a portion of decreased sales in the casual dining segment by pursuing other channels.  Sales remained strong on premium hams, deli meats, turkey, and the BBQ/café h category.  The current consumer spending trends are expected to continue into the second half of fiscal 2008 and input costs are rising entering the third quarter, which may impact margins in these business units going forward.

Farmer John net sales and profit increased from the second quarter of fiscal 2007.  The fresh pork and foodservice business units were key contributors to the improved results.  The Company’s hog production facilities continued to struggle with higher input costs and low hog markets, which offset a portion of the gains achieved in these other areas.

Dan’s Prize, the Company’s wholly owned marketer and seller of beef products, reported a net sales decline for the second quarter.  This decrease reflected a weaker demand for beef due to large supplies of competitive proteins.  Operating profit also declined compared to the prior year, as the Company faced increased raw material costs due to reduced harvest rates and competitive pressures on key product lines.

Jennie-O Turkey Store

The Jennie-O Turkey Store (JOTS) segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for retail, foodservice, and fresh product customers.

JOTS net sales increased 8.1 percent for the second quarter and 6.7 percent for the first six months versus the comparable periods of fiscal 2007.  Tonnage increased 8.7 percent for the second quarter and 5.8 percent for the first six months, compared to fiscal 2007 results.  Despite a decrease in tonnage, value-added net sales increased 6.2 percent for the second quarter compared to fiscal 2007, reflecting pricing actions taken in prior quarters and improvements in customer and product mix during 2008.  The gains in both net sales and tonnage were also due to increased commodity meat sales, driven by higher harvest volumes and improved bird weights compared to the prior year.

Segment profit for JOTS decreased 16.1 percent for the second quarter and increased 5.9 percent for the first six months of fiscal 2008 compared to the prior year.  Higher feed costs and feed-related grow partner costs continued to negatively impact profits.  These costs increased approximately $39,400 compared to the prior year second quarter, and could not be fully recovered through pricing, hedging programs, or other initiatives.  Higher propane costs for heating turkey facilities have also begun to have a significant impact on results.  Although commodity volume was better than the prior year, input costs increases exceeded pricing improvements in this area, which further reduced profit results.

As noted, value-added net sales continued to grow during the second quarter.  Increased sales were noted on Jennie-O Turkey Store marinated tenderloins, turkey burgers, rotisserie deli products, and the retail tray pack product line.  Gains on these items offset declines in other retail product lines, including Jennie-O Turkey Store pan roasts and turkey franks.

Higher grain and fuel-related costs are expected to continue throughout fiscal 2008, which may further reduce profits in the second half of the year for this segment.  JOTS will continue to pursue value-added growth, pricing initiatives, and other efficiencies where possible to recover a portion of the increased expenses.  Additionally, the Company expects to reduce turkey poult placements by approximately 5.0 percent over the upcoming months, which should result in lower production levels by the beginning of fiscal 2009.

Specialty Foods

The Specialty Foods segment includes the Diamond Crystal Brands (DCB), Century Foods International (CFI), and Hormel Specialty Products (HSP) operating segments.  This segment consists of the packaging and sale of various sugar and sugar substitute products, salt and pepper products, dessert mixes, liquid portion products, ready-to-drink products, gelatin products, and private label canned meats to retail and foodservice customers.  This segment also includes the processing, marketing, and sale of nutritional food products and supplements to hospitals, nursing homes, and other marketers of nutritional products.

Specialty Foods net sales increased 8.0 percent for the second quarter and 7.3 percent for the first six months of fiscal 2008, compared to the same periods of fiscal 2007.  Tonnage increased 5.5 percent for the quarter and remained flat for the six months, compared to the prior year.  The top-line growth was primarily due to increased sales of nutritional jar and ready-to-drink products at CFI.  Nutritional products and liquid portions also had notable gains at DCB.

Specialty Foods segment profit decreased 4.7 percent in the second quarter and 1.5 percent for the first six months, compared to 2007 results.  Margins for HSP decreased due to higher input costs on several key items, as well as decreased dry sausage volumes during the quarter.  DCB faced higher sugar costs following an explosion at the plant of their primary sugar supplier, and higher milk-based ingredient costs also negatively impacted their results for the second quarter.  Additional pricing actions were taken in March to offset a portion of the cost increases.  Significantly higher sales of nutritional jar and ready-to-drink products at CFI did result in profit improvements compared to fiscal 2007.  However, those increases were not enough to offset the declines in the other two operating segments.

All Other

The All Other segment includes the Hormel Foods International (HFI) operating segment, which manufactures, markets, and sells Company products internationally.  This segment also includes various miscellaneous corporate sales.

All Other net sales increased 19.5 percent for the quarter and 20.4 percent for the first six months, compared to the comparable fiscal 2007 periods.  Segment profit increased 20.1 and 31.1 percent for the quarter and first six months, respectively, compared to prior year results.  Strong export sales and margins on both the SPAM family of products and fresh pork drove improved results for HFI.  Operating profit results for the Company’s China operations declined for the quarter, reflecting higher hog input costs and lower export volumes compared to fiscal 2007.

Unallocated Income and Expenses

The Company does not allocate investment income, interest expense, and interest income to its segments when measuring performance.  The Company also retains various other income and unallocated expenses at corporate.  These items are included in the segment table for the purpose of reconciling segment results to earnings before income taxes.

Net interest and investment income for the second quarter and first six months of fiscal 2008 was a net expense of $3,176 and $14,834, respectively, compared to a net expense of $4,373 and $8,651 for the comparable quarter and six months of fiscal 2007.  Investment returns on the Company’s rabbi trust for supplemental executive retirement plans and deferred income plans increased by $721 for the second quarter, but decreased $5,576 for the first six months compared to the prior year.  Interest expense of $6,429 and $13,149 for the second quarter and first six months of 2008 is slightly below prior year levels, and the Company anticipates that interest expense will approximate $26,000 for fiscal 2008.

General corporate expense for the second quarter and first six months was $5,747 and $16,075, respectively, compared to $5,562 and $15,189 for the comparable periods of fiscal 2007.  Increased expense for both the quarter and first six months is primarily due to higher professional service expenses and accruals related to the Company’s incentive plans.  Favorable pension and insurance experience has offset a portion of those additional expenses.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions that was disclosed in the Company’s Annual Report on Form 10-K for the year ended October 28, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Selected financial ratios at the end of the second quarter of fiscal years 2008 and 2007 are as follows:

	End of Quarter
	2nd Quarter 2008	2nd Quarter 2007

Liquidity Ratios
Current ratio	2.4	2.2
Receivables turnover	17.9	18.1
Days sales in receivables	19.9	19.5
Inventory turnover	7.0	7.6
Days sales in inventory	56.1	50.4

Leverage Ratio
Long-term debt (including current maturities) to equity	17.3%	18.3%

Operating Ratios
Pretax profit to net worth	26.6%	24.1%
Pretax profit to total assets	15.2%	14.5%

Cash, cash equivalents, and short-term marketable securities were $107,156 at the end of the second quarter of fiscal year 2008 compared to $107,773 at the end of the comparable fiscal 2007 period.

Cash provided by operating activities was $115,175 in the first six months of fiscal 2008 compared to $88,786 in the same period of fiscal 2007.  The increase in cash provided by operating activities reflects higher earnings and changes in working capital, including significantly higher cash balances related to the Company’s hedging programs and favorable timing differences related to federal tax payments.  These increases were partially offset by substantially higher inventory balances maintained during fiscal 2008.

Cash flow from operating activities provides the Company with its principal source of liquidity.  Based on current business conditions, the Company does not anticipate a significant risk to cash flow from this source in the foreseeable future.

Cash used in investing activities decreased to $66,856 from $115,664 in the first six months of fiscal 2007.  In the first quarter of fiscal 2007, the Company invested $20,483 in a joint venture with San Miguel Corporation for the purchase of a hog processing business in Vietnam.  Additionally, $13,618 was used in the first six months of fiscal 2007 related to acquisition activity, compared to only $3,920 in the first six months of fiscal 2008.  Fixed asset expenditures were $67,941 for the first six months of fiscal 2008 compared to $69,961 in the comparable period of fiscal 2007.  The Company estimates its fiscal 2008 fixed asset expenditures to be $140,000 to $150,000, as several expansion projects are either in process or planned to meet demand for value-added products.

As of April 27, 2008, the Company held $8,899 of available-for-sale investments in auction rate securities.  These securities were reclassified from current to other non-current assets, as current credit market conditions caused the auction events for these securities to fail during the second quarter.  As the auction rate securities held represent student loan receivables that are guaranteed by the U.S. government, the Company considers any current decline in value to be temporary and will continue to monitor the status of these securities in upcoming quarters.

Cash used in financing activities was $90,912 in the first six months of fiscal 2008 compared to $51,609 in the same period of fiscal 2007.  The variance in cash flow includes $36,174 of higher net payments on debt in fiscal 2008, primarily due to repayment of a short-term debt balance related to the Burke acquisition.  Additionally, the Company used $21,927 for common stock repurchases in first six months of fiscal 2008, compared to $11,706 in the prior year.  For additional information pertaining to the Company’s share repurchase plans or programs, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”  Increased cash flows generated from the Company’s stock option plan offset a portion of these outflows during fiscal 2008.

Cash dividends paid to the Company’s shareholders also continue to be a significant financing activity for the Company.  Dividends paid in the first six months of 2008 were $45,469 compared to $39,881 in the comparable period of fiscal 2007.  For fiscal 2008, the annual dividend rate has been increased to $0.74 per share, reflecting a 23.3 percent increase over the 2007 rate.  The Company has paid dividends for 319 consecutive quarters and expects to continue doing so.

The Company is required, by certain covenants in its debt agreements, to maintain specified levels of financial ratios and balance sheet position.  At the end of the second quarter of fiscal 2008, the Company was in compliance with all of these debt covenants.

Contractual Obligations and Commercial Commitments

As discussed in Note K of the Notes to Consolidated Financial Statements, the Company adopted the provisions of FIN 48 at the beginning of fiscal 2008.  The Company is unable to determine its contractual obligations by year related to this pronouncement, as the ultimate amount or timing of settlement of its reserves for income taxes cannot be reasonably estimated.  The total liability for unrecognized tax benefits at April 27, 2008, is $37,463.

There have been no other material changes to the information regarding the Company’s future contractual financial obligations that was disclosed in the Company’s Annual Report on Form 10-K for the year ended October 28, 2007.

Off-Balance Sheet Arrangements

The Company currently provides a revocable standby letter of credit for $1,940 to guarantee obligations that may arise under workers compensation claims of an affiliated party.  The Company has also guaranteed a $9,000 loan of an independent farm operator, of which approximately $2,900 of the loan proceeds have been spent to date.  As of April 27, 2008, these potential obligations were not reflected on the Company’s consolidated statements of financial position.  See additional information regarding these off-balance sheet arrangements in Note A of the Notes to Consolidated Financial Statements in this Form 10-Q.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

(In Thousands of Dollars)

Hog Markets.  The Company’s earnings are affected by fluctuations in the live hog market.  To minimize the impact on earnings, and to ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 15 years.  Contract formulas are based on hog production costs, hog futures, hog primal values, or industry reported hog markets.  Purchased hogs under contract accounted for 92 percent and 88 percent of the total hogs purchased by the Company through the first six months of fiscal 2008 and 2007, respectively.  The Company has converted the majority of its contracts to market-based formulas in order to better match input costs with customer pricing.  Therefore, a hypothetical 10 percent change in the cash market would have had an immaterial effect on the Company’s results of operations.

Certain procurement contracts allow for future hog deliveries (firm commitments) to be forward priced.  The Company generally hedges these firm commitments by using hog futures contracts.  These futures contracts are designated and accounted for as fair value hedges.  The change in the market value of such futures contracts has historically been, and is expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Changes in the fair value of the futures contracts, along with the gain or loss on the firm commitment, are marked-to-market through earnings and are recorded on the statement of financial position as a current asset and liability, respectively.  The fair value of the Company’s open futures contracts as of April 27, 2008, was $(2,896) compared to $8,240 as of October 28, 2007.

The Company measures its market risk exposure on its hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in market prices.  A 10 percent increase in market prices would have negatively impacted the fair value of the Company’s April 27, 2008, open contracts by $7,164, which in turn would lower the Company’s future cost of purchased hogs by a similar amount.

Turkey Markets.  The Company raises or contracts for live turkeys.  Production costs in raising turkeys are subject primarily to fluctuations in feed grain prices, and to a lesser extent, fuel costs.  To reduce the Company’s exposure to changes in grain prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future direct grain purchases.  This program utilizes corn and soybean meal futures, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value of $35,730, before tax, on the statement of financial position as of April 27, 2008, compared to $5,996, before tax, as of October 28, 2007.

The Company measures its market risk exposure on its grain futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain.  A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s April 27, 2008, open grain contracts by $20,521, which in turn would lower the Company’s future cost on purchased grain by a similar amount.

Natural Gas.  Production costs at the Company’s plants and feed mills are also subject to fluctuations in fuel costs.  To reduce the Company’s exposure to changes in natural gas prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future natural gas purchases.  This program utilizes natural gas swaps, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value of $8,444, before tax, on the statement of financial position as of April 27, 2008, compared to $(603), before tax, as of October 28, 2007.

The Company measures its market risk exposure on its natural gas contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for natural gas.  A 10 percent decrease in the market price for natural gas would have negatively impacted the fair value of the Company’s April 27, 2008, open natural gas contracts by $2,032, which in turn would lower the Company’s future cost on natural gas purchases by a similar amount.

Long-Term Debt.  A principal market risk affecting the Company is the exposure to changes in interest rates on the Company’s fixed-rate, long-term debt.  Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $5,219.  The fair value of the Company’s long-term debt was estimated using discounted future cash flows based on the Company’s incremental borrowing rate for similar types of borrowing arrangements.

International.  While the Company does have international operations and operates in international markets, it considers its market risk in such activities to be immaterial.

Item 4.  Controls and Procedures

(a)                Disclosure Controls and Procedures.

As of the end of the period covered by this report (the Evaluation Date), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)).  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information the Company is required to disclose in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)               Internal Controls.  During the second quarter of fiscal year 2008, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The live pork industry has evolved to very large, vertically integrated, year-round confinement operations operating under long-term supply agreements.  This has resulted in fewer hogs being available on the cash spot market.  The decrease in the supply of live hogs on the cash spot market could severely diminish the utilization of harvest facilities and increase the cost of the raw materials they produce.  The Company uses long-term supply contracts to ensure a stable supply of raw materials while minimizing extreme fluctuations in costs over the long-term.  This may result, in the short-term, in costs for live hogs that are higher than the cash spot market depending on the relationship of the cash spot market to contract prices. Market-based pricing on certain product lines, and lead time required to implement pricing adjustments, may prevent these cost increases from being recovered, and these higher costs could adversely affect our short-term financial results.

Jennie-O Turkey Store raises turkeys and also contracts with turkey growers to meet its raw material requirements for whole birds and processed turkey products.  Additionally, the Company owns various hog raising facilities that supplement its supply of raw materials.  Results in these operations are affected by the cost and supply of feed grains, which fluctuate due to climate conditions, production forecasts, and supply and demand conditions at local, regional, national, and worldwide levels.  The Company attempts to manage some of its short-term exposure to fluctuations in feed prices by using futures contracts and pursuing pricing advances.  However, these strategies may not be adequate to overcome sustained increases in market prices due to alternate uses for feed grains or other systemic changes in the industry, as have been experienced recently.

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

The Company has made several acquisitions in recent years including, most recently, Saag’s Products, Inc., Provena, and Burke, and regularly reviews opportunities for strategic growth through acquisitions.  Potential risks associated with acquisitions include the inability to integrate new operations successfully, the diversion of management’s attention from other business concerns, the potential loss of key employees and customers of the acquired companies, the possible assumption of unknown liabilities, potential disputes with the sellers, and the inherent risks in entering markets or lines of business in which the Company has limited or no prior experience.  Any or all of these risks could impact the Company’s financial results and business reputation.  In addition, acquisitions outside the United States may present unique challenges and increase the Company’s exposure to the risks associated with foreign operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the Second Quarter of Fiscal 2008

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 28, 2008 – March 2, 2008	205,089	$37.87	205,029	3,588,079
March 3, 2008 – March 30, 2008	11	44.22	—	3,588,079
March 31, 2008 – April 27, 2008	—	—	—	3,588,079
Total	205,100	$37.87	205,029

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

Item 4.  Submission of Matters to a Vote of Security Holders

The information contained in Part II, Item 4 of the Company’s Form 10-Q for the quarterly period ended January 27, 2008, is incorporated herein by reference.

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

HORMEL FOODS CORPORATION
(Registrant)

Date: June 6, 2008	By	/s/ JODY H. FERAGEN
JODY H. FERAGEN
Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date: June 6, 2008	By	/s/ ROLAND G. GENTZLER
ROLAND G. GENTZLER
Vice President and Treasurer
(Duly Authorized Officer)