Form 10-Q
period 2008-07-27
HORMEL FOODS CORP /DE/
filed 2008-09-05
CIK 48465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 27, 2008

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class

Outstanding at August 31, 2008

Common Stock	$.0586 par value 134,817,543
Common Stock Non-Voting	$.01 par value -0-

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In Thousands of Dollars)

	July 27,	October 28,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$109,987	$149,749
Accounts receivable	377,929	366,621
Inventories	794,318	646,968
Federal income taxes	9,448	0
Taxes, other than federal income taxes	66	0
Deferred income taxes	54,610	52,583
Prepaid expenses and other current assets	34,852	15,804
TOTAL CURRENT ASSETS	1,381,210	1,231,725

DEFERRED INCOME TAXES	62,091	66,220

GOODWILL	621,020	595,756

OTHER INTANGIBLES	150,494	162,237

PENSION ASSETS	100,696	99,003

INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	92,150	102,060

OTHER ASSETS	177,077	170,048

PROPERTY, PLANT AND EQUIPMENT
Land	52,328	48,663
Buildings	656,584	615,245
Equipment	1,253,612	1,192,481
Construction in progress	88,160	114,415
	2,050,684	1,970,804
Less allowance for depreciation	(1,077,301)	(1,004,203)
	973,383	966,601

TOTAL ASSETS	$3,558,121	$3,393,650

See notes to consolidated financial statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In Thousands of Dollars)

	July 27,	October 28,
	2008	2007
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$297,628	$290,919
Notes payable/Short-term debt	75,000	70,000
Accrued expenses	46,901	66,000
Accrued workers compensation	28,963	27,372
Accrued marketing expenses	65,268	67,260
Employee compensation	98,267	111,051
Taxes, other than federal income taxes	0	5,454
Dividends payable	25,174	20,745
Federal income taxes	0	5,927
Current maturities of long-term debt	0	49
TOTAL CURRENT LIABILITIES	637,201	664,777

LONG-TERM DEBT—less current maturities	350,000	350,005

PENSION AND POST-RETIREMENT BENEFITS	456,513	440,810

OTHER LONG-TERM LIABILITIES	91,542	53,275

SHAREHOLDERS’ INVESTMENT
Preferred stock, par value $.01 a share—authorized 80,000,000 shares; issued—none
Common stock, non-voting, par value $.01 a share—authorized 200,000,000 shares; issued—none
Common stock, par value $.0586 a share—authorized 400,000,000 shares; issued 134,860,354 shares July 27, 2008 issued 135,677,494 shares October 28, 2007	7,903	7,951
Accumulated other comprehensive loss	(65,321)	(101,811)
Retained earnings	2,080,283	1,978,643
TOTAL SHAREHOLDERS’ INVESTMENT	2,022,865	1,884,783

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$3,558,121	$3,393,650

See notes to consolidated financial statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands of Dollars, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 27, 2008	July 29, 2007	July 27, 2008	July 29, 2007

Net sales	$1,678,142	$1,520,005	$4,893,391	$4,528,685
Cost of products sold	1,332,448	1,196,624	3,769,039	3,499,981
GROSS PROFIT	345,694	323,381	1,124,352	1,028,704

Expenses:
Selling and delivery	204,167	187,823	622,393	578,974
Administrative and general	47,737	41,231	135,837	123,574
TOTAL EXPENSES	251,904	229,054	758,230	702,548

Equity in earnings of affiliates	241	1,212	3,431	2,084
OPERATING INCOME	94,031	95,539	369,553	328,240

Other income and expense:
Interest and investment (loss) income	(6,454)	1,373	(8,139)	6,078
Interest expense	(7,450)	(6,633)	(20,599)	(19,989)
EARNINGS BEFORE INCOME TAXES	80,127	90,279	340,815	314,329
Provision for income taxes	28,180	32,905	123,126	113,629

NET EARNINGS	$51,947	$57,374	$217,689	$200,700

NET EARNINGS PER SHARE:
BASIC	$0.38	$0.42	$1.61	$1.46
DILUTED	$0.38	$0.41	$1.58	$1.44

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	135,391	137,447	135,583	137,574
DILUTED	137,055	139,414	137,447	139,564

DIVIDENDS DECLARED PER SHARE:	$0.185	$0.150	$0.555	$0.450

See notes to consolidated financial statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(Unaudited)

	Nine Months Ended
	July 27, 2008	July 29, 2007
OPERATING ACTIVITIES
Net earnings	$217,689	$200,700
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	86,226	85,082
Amortization of intangibles	8,888	8,645
Equity in earnings of affiliates	(5,677)	(3,186)
Provision for deferred income taxes	(13,901)	(3,239)
Loss on property/equipment sales and plant facilities	1,833	617
Non-cash investment activities	12,194	(1,164)
Changes in operating assets and liabilities, net of acquisitions:
(Increase) Decrease in accounts receivable	(9,763)	23,926
Increase in inventories, prepaid expenses, and other current assets	(129,649)	(97,152)
(Increase) Decrease in pension assets	(131)	6,113
Increase (Decrease) in accounts payable, accrued expenses, and pension and post-retirement benefits	13,295	(72,242)
Other	2,427	7,572
NET CASH PROVIDED BY OPERATING ACTIVITIES	183,431	155,672

INVESTING ACTIVITIES
Sale of available-for-sale securities	146,308	527,857
Purchase of available-for-sale securities	(155,207)	(527,857)
Acquisitions of businesses/intangibles	(27,175)	(13,620)
Purchases of property/equipment	(96,293)	(96,602)
Proceeds from sales of property/equipment	2,266	5,866
Decrease (Increase) in investments, equity in affiliates, and other assets	4,902	(23,826)
Dividends from affiliates	970	730
NET CASH USED IN INVESTING ACTIVITIES	(124,229)	(127,452)

FINANCING ACTIVITIES
Proceeds from short-term debt	75,000	25,000
Principal payments on short-term debt	(70,000)	(17,576)
Principal payments on long-term debt	(54)	(6,322)
Dividends paid on common stock	(70,585)	(60,524)
Share repurchase	(56,472)	(47,982)
Other	23,147	11,203
NET CASH USED IN FINANCING ACTIVITIES	(98,964)	(96,201)

DECREASE IN CASH AND CASH EQUIVALENTS	(39,762)	(67,981)
Cash and cash equivalents at beginning of year	149,749	172,485

CASH AND CASH EQUIVALENTS AT END OF QUARTER	$109,987	$104,504

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

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation.  The reclassifications had no impact on net earnings as previously reported.

Guarantees

The Company enters into various agreements guaranteeing specified obligations of affiliated parties.  The Company’s guarantees either terminate in one year or remain in place until such time as the Company revokes the agreement.  Currently, the Company provides a standby letter of credit for obligations of an affiliated party that may arise under worker compensation claims.  This guarantee provided by the Company amounted to $1,940 as of July 27, 2008.

The Company has also guaranteed a $9,000 loan of an independent farm operator.  The loan arose to provide financing to develop a hog growing operation on a tract of land in Arizona, and the term of the loan runs through November 2023.  Approximately $2,900 of the loan proceeds have been spent to date, with the remaining $6,100 being held in an escrow account.  The Company is obligated to make payments if the farm operator fails to do so, and the Company has made immaterial payments in fiscal 2008.  As there is no current intention to spend additional funds on this project, the Company estimates its maximum liability remaining under this guarantee to be approximately $2,700 plus interest.

As of July 27, 2008, these potential obligations were not reflected in the Company’s consolidated statements of financial position.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161).  The pronouncement amends and expands the disclosure requirements previously required by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  This statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company expects to adopt SFAS 161 in the second quarter of fiscal 2009, and is currently assessing the impact of adopting this accounting standard.

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

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS 160).  The pronouncement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of Accounting Research Bulletin No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R).  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  Therefore, the Company expects to adopt SFAS 160 at the beginning of fiscal 2010, and is currently assessing the impact of adopting this accounting standard.

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

NOTE B            ACQUISITIONS

On June 13, 2008, the Company purchased Boca Grande Foods, Inc. (Boca Grande) for a preliminary purchase price of $23,255 cash, including related costs.  Boca Grande manufactures, sells, and distributes liquid portion products, and operates a facility in Duluth, Georgia.  This acquisition will provide additional capacity, production capabilities, and customers for liquid portion products for Diamond Crystal Brands within the Specialty Foods segment, and should facilitate overall growth within the liquid portions category.

On August 22, 2007, the Company purchased privately-held Burke Corporation (Burke) for a preliminary purchase price of $115,128 cash, including related costs.  Burke is a manufacturer and marketer of pizza toppings and other fully cooked meat products, and operates facilities in Nevada, Iowa, and Ames, Iowa.  These facilities increase production capabilities for the Refrigerated Foods segment and should enable growth in the pizza toppings category by expanding the Company’s product offerings to additional foodservice customers.

Operating results for these acquisitions are included in the Company’s consolidated statements of operations from the date of acquisition.  Pro forma results are not presented as the acquisitions are not considered material, individually or in the aggregate, to the consolidated Company.

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

A reconciliation of the number of options outstanding and exercisable (in thousands) as of July 27, 2008, and changes during the nine months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 28, 2007	10,939	$28.63
Granted	1,327	40.10
Exercised	(1,243)	19.00
Forfeitures	(168)	37.42
Outstanding at July 27, 2008	10,855	$31.00	6.4 years	$65,948
Exercisable at July 27, 2008	6,289	$26.47	4.9 years	$61,718

The weighted-average grant date fair value of stock options granted, and the total intrinsic value of options exercised during the three and nine months of fiscal years 2008 and 2007, is as follows:

	Three Months Ended		Nine Months Ended
	July 27, 2008	July 29, 2007	July 27, 2008	July 29, 2007
Weighted-average grant date fair value	N/A	N/A	$10.38	$9.41
Intrinsic value of exercised options	$1,915	$2,701	$26,521	$12,503

The fair value of each ordinary option award is calculated on the date of grant using the Black-Scholes valuation model.  The fair value of the one-time option award made to all active, full-time employees during the first quarter of fiscal 2007 was calculated using a lattice-based model due to the inclusion of the performance condition that could accelerate vesting.  No options were granted in the three month periods ended July 27, 2008, or July 29, 2007.  Weighted-average assumptions used in calculating the fair value of options granted during the first nine months of fiscal years 2008 and 2007 are as follows:

	Nine Months Ended
	July 27, 2008	July 29, 2007
Risk-Free Interest Rate	4.0%	4.6%
Dividend Yield	1.8%	1.6%
Stock Price Volatility	21.0%	21.0%
Expected Option Life	8 years	7 years

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

The Company’s nonvested shares vest after five years or upon retirement.  A reconciliation of the nonvested shares (in thousands) as of July 27, 2008, and changes during the nine months then ended, is as follows:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at October 28, 2007	54	$33.77
Granted	25	38.97
Vested	(2)	22.51
Nonvested at July 27, 2008	77	$35.72

No nonvested shares were granted or vested in the three month periods ended July 27, 2008, or July 29, 2007.  The weighted-average grant date fair value of nonvested shares granted, the total fair value of nonvested shares granted, and the fair value of shares that have vested during the first nine months of fiscal years 2008 and 2007, is as follows:

	Nine Months Ended
	July 27, 2008	July 29, 2007
Weighted-average grant date fair value	$38.97	$37.92
Fair value of nonvested shares granted	$974	$1,043
Fair value of shares vested	$43	$1,813

Stock-based compensation expense, along with the related income tax benefit, for the three and nine months of fiscal years 2008 and 2007 is presented in the table below.

	Three Months Ended		Nine Months Ended
	July 27, 2008	July 29, 2007	July 27, 2008	July 29, 2007
Stock-based compensation expense recognized	$2,827	$2,779	$12,405	$12,845
Income tax benefit recognized	(1,079)	(1,056)	(4,737)	(4,882)
After-tax stock-based compensation expense	$1,748	$1,723	$7,668	$7,963

At July 27, 2008, there was $19,258 of total unrecognized compensation expense from stock-based compensation arrangements granted under the plans.  This compensation is expected to be recognized over a weighted-average period of approximately 2.8 years.  During the quarter and nine months ended July 27, 2008, cash received from stock option exercises was $255 and $10,994, respectively, compared to $1,037 and $5,408 for the quarter and nine months ended July 29, 2007.  The total tax benefit to be realized for tax deductions from these option exercises for the quarter and nine months ended July 27, 2008, was $731 and $10,128, respectively, compared to $1,027 and $4,753 in the comparable periods of fiscal 2007.  The amounts reported for tax deductions for option exercises in the quarter and nine months ended July 27, 2008, include $644 and $9,747, respectively, of excess tax benefits compared to $742 and $4,330, respectively, of excess tax benefits last year, which are included in “Other” under financing activities on the Consolidated Statements of Cash Flows (with an offsetting amount in other operating activities).

Shares issued for option exercises and nonvested shares may be either authorized but unissued shares, or shares of treasury stock acquired in the open market or otherwise.

NOTE D            GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three and nine month periods ended July 27, 2008, are presented in the tables below.  Additions and adjustments during fiscal 2008 primarily relate to the Boca Grande and Burke acquisitions.

	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	All Other	Total
Balance as of April 27, 2008	$123,364	$82,528	$203,214	$194,724	$674	$604,504
Goodwill acquired	—	—	—	16,568	—	16,568
Purchase adjustments	(47)	(1)	—	(4)	—	(52)
Balance as of July 27, 2008	$123,317	$82,527	$203,214	$211,288	$674	$621,020

	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	All Other	Total
Balance as of October 28, 2007	$123,364	$73,780	$203,214	$194,724	$674	$595,756
Goodwill acquired	—	3,653	—	16,568	—	20,221
Purchase adjustments	(47)	5,094	—	(4)	—	5,043
Balance as of July 27, 2008	$123,317	$82,527	$203,214	$211,288	$674	$621,020

The gross carrying amount and accumulated amortization for definite-lived intangible assets are presented below.

	July 27, 2008		October 28, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Proprietary software & technology	$23,190	$(8,252)	$23,190	$(6,168)
Customer lists/relationships	20,868	(6,369)	23,769	(4,570)
Formulas & recipes	20,364	(10,928)	20,364	(9,360)
Non-compete covenants	19,660	(16,275)	19,660	(14,040)
Distribution network	4,120	(2,024)	4,120	(1,715)
Other intangibles	8,230	(3,504)	11,756	(6,183)
Total	$96,432	$(47,352)	$102,859	$(42,036)

Amortization expense was $2,740 and $8,888 for the three and nine months ended July 27, 2008, respectively, compared to $2,782 and $8,645 for the three and nine months ended July 29, 2007.

Estimated annual amortization expense for the five fiscal years after October 28, 2007, is as follows:

2008	$11,404
2009	9,862
2010	8,753
2011	7,304
2012	6,871

The carrying amounts for indefinite-lived intangible assets are presented in the table below.

	July 27, 2008	October 28, 2007
Brands/tradenames/trademarks	$93,430	$93,430
Other intangibles	7,984	7,984
Total	$101,414	$101,414

NOTE E             SHIPPING AND HANDLING COSTS

Shipping and handling costs are recorded as selling and delivery expenses.  Shipping and handling costs were $116,648 and $338,663 for the three and nine months ended July 27, 2008, respectively, compared to $99,938 and $303,901 for the three and nine months ended July 29, 2007.

NOTE F             EARNINGS PER SHARE DATA

The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	July 27, 2008	July 29, 2007	July 27, 2008	July 29, 2007

Basic weighted-average shares outstanding	135,391	137,447	135,583	137,574

Dilutive potential common shares	1,664	1,967	1,864	1,990

Diluted weighted-average shares outstanding	137,055	139,414	137,447	139,564

NOTE G            COMPREHENSIVE INCOME

Components of comprehensive income, net of taxes, are:

	Three Months Ended		Nine Months Ended
	July 27, 2008	July 29, 2007	July 27, 2008	July 29, 2007

Net earnings	$51,947	$57,374	$217,689	$200,700
Other comprehensive (loss) income:
Unrealized loss on available-for-sale securities	0	0	0	(381)
Deferred gain (loss) on hedging	9,377	(2,112)	43,097	(6,922)
Reclassification adjustment into net earnings	(11,003)	1,060	(16,069)	2,778
Foreign currency translation	(2,039)	2,838	3,013	4,611
Pension and post-retirement benefits	2,161	0	6,449	0
Other comprehensive (loss) income	(1,504)	1,786	36,490	86
Total comprehensive income	$50,443	$59,160	$254,179	$200,786

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

NOTE H            INVENTORIES

Principal components of inventories are:

	July 27 2008	October 28, 2007

Finished products	$431,829	$335,863
Raw materials and work-in-process	224,427	187,626
Materials and supplies	138,062	123,479

Total	$794,318	$646,968

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

As of July 27, 2008, the Company has included in accumulated other comprehensive loss, hedging gains of $29,287 (net of tax) relating to its positions.  The Company expects to recognize the majority of these gains over the next 12 months.  Gains in the amount of $17,729 and $25,859, before tax, were reclassified into earnings in the three and nine months ending July 27, 2008, respectively, compared to losses of $1,688 and $4,446, before tax, in the three and nine months ended July 29, 2007.  There were no gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges.

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

As of July 27, 2008, the fair value of the Company’s futures contracts included on the statement of financial position was $(10,882).  Losses on closed futures contracts in the amount of $12,001 and $13,831, before tax, were recognized in earnings during the three and nine months ended July 27, 2008, respectively, compared to losses of $919 and $14,224, before tax, in the same periods of fiscal 2007.  There were no gains or losses recognized into earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.

Other:  During the third quarter of fiscal 2008, the Company held certain futures contracts and swap positions as part of a merchandising program designed to enhance margins.  The Company has not applied hedge accounting to these positions.  During the three and nine months ended July 27, 2008, the Company recorded a gain of $291 and a charge of $601, respectively, through cost of products sold to record these contracts at their fair value.

NOTE J             PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic benefit cost for pension and other post-retirement benefit plans consists of the following:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	July 27, 2008	July 29, 2007	July 27, 2008	July 29, 2007
Service cost	$4,852	$4,750	$14,867	$14,250
Interest cost	10,956	10,638	33,287	31,913
Expected return on plan assets	(13,994)	(13,376)	(42,344)	(40,128)
Amortization of prior service cost	(37)	(29)	(113)	(87)
Recognized actuarial loss	1,345	1,466	3,978	4,398

Net periodic cost	$3,122	$3,449	$9,675	$10,346

	Post-retirement Benefits
	Three Months Ended		Nine Months Ended
	July 27, 2008	July 29, 2007	July 27, 2008	July 29, 2007
Service cost	$683	$748	$2,047	$2,244
Interest cost	5,649	5,767	16,948	17,301
Amortization of prior service cost	1,454	1,433	4,362	4,299
Recognized actuarial loss	736	922	2,208	2,767

Net periodic cost	$8,522	$8,870	$25,565	$26,611

On July 31, 2008, subsequent to the end of the fiscal 2008 third quarter, the Company made voluntary contributions of $2,606 and $9,859 to its hourly and salaried defined benefit pension plans, respectively.

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

The amount of unrecognized tax benefits, including interest and penalties, at July 27, 2008, recorded in other long-term liabilities was $38,716, of which $25,221 would impact the Company’s effective tax rate if recognized.  The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense, with $1,029 and $2,705 included in expense in the third quarter and first nine months of fiscal 2008, respectively.  The amount of accrued interest and penalties at July 27, 2008, associated with unrecognized tax benefits was $8,499.

The Company is regularly audited by federal and state taxing authorities.  During fiscal year 2007, the United States Internal Revenue Service (I.R.S.) concluded its examination of the Company’s consolidated federal income tax returns for the fiscal years through 2005.  The Company is not currently under examination by the I.R.S.  The Company is in various stages of audit by several state taxing authorities on a variety of fiscal years, as far back as 1996.  While it is reasonably possible that one or more of these audits may be completed within the next 12 months and that the related unrecognized tax benefits may change, based on the status of the examinations it is not possible to reasonably estimate the effect of any amount of such change to previously recorded uncertain tax positions.

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

	Three Months Ended		Nine Months Ended
	July 27, 2008	July 29, 2007	July 27, 2008	July 29, 2007

Net Sales to Unaffiliated Customers
Grocery Products	$222,922	$202,150	$683,801	$631,991
Refrigerated Foods	890,978	825,285	2,580,259	2,419,596
Jennie-O Turkey Store	310,532	278,588	893,870	825,246
Specialty Foods	192,001	167,694	563,322	513,842
All Other	61,709	46,288	172,139	138,010
Total	$1,678,142	$1,520,005	$4,893,391	$4,528,685

Intersegment Sales
Grocery Products	$0	$0	$0	$0
Refrigerated Foods	2,011	662	3,990	1,791
Jennie-O Turkey Store	25,747	25,802	71,735	70,442
Specialty Foods	42	47	160	123
All Other	0	0	0	0
Total	$27,800	$26,511	$75,885	$72,356
Intersegment elimination	(27,800)	(26,511)	(75,885)	(72,356)
Total	$0	$0	$0	$0

Net Sales
Grocery Products	$222,922	$202,150	$683,801	$631,991
Refrigerated Foods	892,989	825,947	2,584,249	2,421,387
Jennie-O Turkey Store	336,279	304,390	965,605	895,688
Specialty Foods	192,043	167,741	563,482	513,965
All Other	61,709	46,288	172,139	138,010
Intersegment elimination	(27,800)	(26,511)	(75,885)	(72,356)
Total	$1,678,142	$1,520,005	$4,893,391	$4,528,685

Segment Operating Profit
Grocery Products	$29,849	$26,868	$107,829	$99,046
Refrigerated Foods	36,331	36,764	154,762	122,893
Jennie-O Turkey Store	8,078	20,841	54,590	64,761
Specialty Foods	16,895	14,075	50,701	48,398
All Other	5,785	4,853	20,653	16,193
Total segment operating profit	$96,938	$103,401	$388,535	$351,291

Net interest and investment income	(13,904)	(5,260)	(28,738)	(13,911)
General corporate expense	(2,907)	(7,862)	(18,982)	(23,051)

Earnings before income taxes	$80,127	$90,279	$340,815	$314,329

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

RESULTS OF OPERATIONS

Overview

The Company is a processor of branded and unbranded food products for retail, foodservice, and fresh product customers.  It operates in five segments as described in Note L of the Notes to Consolidated Financial Statements in this Form 10-Q.

The Company earned $.38 per diluted share in the third quarter of fiscal 2008, compared to $.41 per diluted share in the third quarter of fiscal 2007.  Significant factors impacting the quarter were:

•                  Net sales and tonnage growth was reported across all five segments of the Company.

•                  Jennie-O Turkey Store segment profit decreased significantly due to continued higher grain and fuel related costs during the quarter.

•                  Grocery Products reported a strong quarter driven by strong baseline sales in key brands.

•                  Refrigerated Foods segment profit declined slightly as pricing advances were unable to fully recover higher input costs.

•                  Specialty Foods experienced strong net sales and profit growth in all three operating segments.

•                  Strong export sales drove increased results for the All Other segment.

•                  A challenging investment environment generated significant declines in investment income compared to the prior year.

Consolidated Results

Net earnings for the third quarter of fiscal 2008 decreased 9.5 percent to $51,947 compared to $57,374 in the same quarter of 2007.  Diluted earnings per share for the quarter decreased to $.38 from $.41 last year.  Net earnings for the first nine months of 2008 increased 8.5 percent to $217,689 from $200,700 in 2007.  Diluted earnings per share for the same period increased to $1.58 from $1.44 in the prior year.

Net sales for the third quarter of fiscal 2008 increased 10.4 percent to $1,678,142 from $1,520,005 in 2007.  Tonnage increased 6.7 percent to 1,137 million lbs. for the third quarter compared to 1,066 million lbs. in the same quarter of last year.  Net sales for the first nine months of fiscal 2008 increased 8.1 percent to $4,893,391 from $4,528,685 in the first nine months of fiscal 2007.  Tonnage for the nine months increased 5.6 percent to 3,467 million lbs. compared to 3,284 million lbs in 2007.  Tonnage growth for both the quarter and nine months has been driven by value-added sales growth and additional commodity meat sales.  Net sales results also reflect the impact of pricing initiatives that have been pursued throughout the year in response to significantly higher input costs during fiscal 2008.

Net sales and tonnage comparisons for the quarter were positively impacted by the third quarter 2008 acquisition of Boca Grande Foods, Inc. (Boca Grande) and the fourth quarter 2007 acquisition of Burke Corporation (Burke), and year to date comparisons also benefited from the first quarter 2007 acquisition of Provena Foods Inc. (Provena).  These acquisitions contributed an incremental $37,617 of net sales and 24.2 million lbs. of tonnage to the third quarter results, and $106,348 of net sales and 73.1 million lbs. of tonnage to the nine month results.  Excluding the impact of these acquisitions, net sales and tonnage increased 7.9 percent and 4.4 percent, respectively, compared to the third quarter of fiscal 2007, and increased 5.7 percent and 3.3 percent, respectively, compared to the first nine months of last year.

Gross profit for the third quarter and nine months of fiscal 2008 was $345,694 and $1,124,352, respectively, compared to $323,381 and $1,028,704 for the same periods last year.  Gross profit as a percentage of net sales decreased to 20.6 percent for the third quarter of fiscal 2008 from 21.3 percent in the same quarter of 2007.  For the first nine months, this percentage has increased to 23.0 percent, slightly above 22.7 percent for the comparable period of the prior year.  Continued higher feed input and fuel costs at our Jennie-O Turkey Store segment were a key factor contributing to the decline in margins for the third quarter compared to the prior year.  An oversupply of turkey breast meat in the market also kept commodity pricing low and negatively impacted results.  The Refrigerated Foods segment was also impacted by higher input costs that were not fully recovered through pricing actions.  The combination of the existing turkey industry conditions described above and expected volatility in the pork complex are expected to continue to pressure margins in upcoming quarters.

Selling and delivery expenses for the third quarter and nine months of fiscal 2008 were $204,167 and $622,393, respectively, compared to $187,823 and $578,974 last year.  This increase is primarily due to higher shipping and handling costs of $16,710 and $34,762 for the third quarter and first nine months of fiscal 2008 compared to the prior year.  Selling and delivery expenses as a percentage of net sales decreased to 12.2 percent and 12.7 percent, respectively, for the third quarter and nine months of fiscal 2008, compared to 12.4 percent and 12.8 percent of net sales in the comparable periods of 2007.  The percentage declines generally reflect the impact of pricing initiatives taken during 2008.  The Company’s marketing investment for both the third quarter and nine months exceeded prior year levels due to on-going media campaigns supporting several key brands.  Due to higher anticipated freight and warehousing costs and increased marketing expenses, selling and delivery expenses are expected to remain above the prior year for the remainder of fiscal 2008.

Administrative and general expenses were $47,737 and $135,837 for the third quarter and nine months of fiscal 2008, respectively, compared to $41,231 and $123,574 last year.  As a percentage of net sales, administrative and general expenses for both the fiscal 2008 third quarter and nine months was 2.8 percent, compared to 2.7 percent for both the comparable quarter and nine months in fiscal 2007.  The nine month increase reflects higher professional service expenses incurred during fiscal 2008.  The Company expects administrative and general expenses to remain near current levels during the fourth quarter, and to approximate 2.8 percent of net sales for the 2008 fiscal year.

Equity in earnings of affiliates was $241 and $3,431 for the third quarter and nine months of fiscal 2008, respectively, compared to $1,212 and $2,084 last year.  The decline for the quarter primarily reflects lower results from the Company’s 40.0 percent owned Philippine joint venture, Purefoods-Hormel Company, due to the impact of the weakening Philippine peso.  For the nine months, notable gains were reported on the Company’s 49.0 percent owned joint venture, Carapelli USA, LLC, and the Company’s 49.0 percent owned joint venture, San Miguel Purefoods (Vietnam) Co. Ltd.  Minority interests in the Company’s consolidated investments are also reflected in these figures, resulting in decreased earnings of $341 and $1,144 for the third quarter and first nine months, respectively, compared to the prior year.

The effective tax rate for the third quarter and first nine months of fiscal 2008 was 35.2 and 36.1 percent, respectively, compared to 36.4 and 36.1 percent for the comparable periods of fiscal 2007.  The lower rate for the third quarter is primarily due to net favorable discrete items related to prior period audit settlements, foreign tax accruals, and various provision-to-return adjustments.  The Company expects a full-year effective tax rate between 36.0 and 36.5 percent for fiscal 2008.

Segment Results

Net sales and operating profits for each of the Company’s segments are set forth below.  The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets.  Therefore, the Company does not represent that these segments, if operated independently, would report the operation profit and other financial information shown below.  Additional segment financial information can be found in Note L of the Notes to Consolidated Financial Statements in this form 10-Q.

	Three Months Ended			Nine Months Ended
	July 27, 2008	July 29, 2007	% Change	July 27, 2008	July 29, 2007	% Change
Net Sales
Grocery Products	$222,922	$202,150	10.3	$683,801	$631,991	8.2
Refrigerated Foods	890,978	825,285	8.0	2,580,259	2,419,596	6.6
Jennie-O Turkey Store	310,532	278,588	11.5	893,870	825,246	8.3
Specialty Foods	192,001	167,694	14.5	563,322	513,842	9.6
All Other	61,709	46,288	33.3	172,139	138,010	24.7
Total	$1,678,142	$1,520,005	10.4	$4,893,391	$4,528,685	8.1

Segment Operating Profit
Grocery Products	$29,849	$26,868	11.1	$107,829	$99,046	8.9
Refrigerated Foods	36,331	36,764	(1.2)	154,762	122,893	25.9
Jennie-O Turkey Store	8,078	20,841	(61.2)	54,590	64,761	(15.7)
Specialty Foods	16,895	14,075	20.0	50,701	48,398	4.8
All Other	5,785	4,853	19.2	20,653	16,193	27.5

Total segment operating profit	$96,938	$103,401	(6.3)	$388,535	$351,291	10.6
Net interest and investment income	(13,904)	(5,260)	(164.3)	(28,738)	(13,911)	(106.6)
General corporate expense	(2,907)	(7,862)	63.0	(18,982)	(23,051)	17.7

Earnings before income taxes	$80,127	$90,279	(11.2)	$340,815	$314,329	8.4

Grocery Products

The Grocery Products segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market.

Grocery Products net sales increased 10.3 percent for the third quarter and 8.2 percent for the nine months compared to the comparable fiscal 2007 periods.  Tonnage increased 9.5 percent for the quarter and 5.2 percent for the nine months compared to the prior year.  Segment profit for Grocery Products increased 11.1 percent for the third quarter and 8.9 percent for the nine months compared to fiscal 2007.

Strong sales of key product lines drove the top-line results for Grocery Products.  Hormel and Stagg chili both had notable gains over the prior year third quarter, driven by successful retail promotional programs and gains achieved over competitive brands.  Net sales also improved for Dinty Moore stew, following the introduction of new Big Bowl microwave products and strong marketing support during the quarter.  Increased sales of Hormel Compleats microwave meals over the prior year also contributed to the positive results.  The overall net sales growth for Grocery Products also reflects the impact of pricing advances taken on several product lines throughout fiscal 2008.

The Grocery Products segment continued to experience cost pressures during the third quarter, particularly related to higher protein input costs, fuel, and other ingredients.  These higher expenses are expected to continue into upcoming quarters, and additional pricing initiatives are planned for certain product lines in the fourth quarter to recover a portion of the cost increases.

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

Net sales by the Refrigerated Foods segment increased 8.0 percent for the third quarter and 6.6 percent for the nine months of fiscal 2008, compared to the same periods of fiscal 2007.  Tonnage increased 3.9 percent and 5.5 percent for the third quarter and nine months, respectively, compared to last year.  Net sales and tonnage comparisons were positively impacted by the fourth quarter 2007 acquisition of Burke, and year to date comparisons also benefited from the first quarter 2007 acquisition of Provena.  These acquisitions contributed an incremental $35,135 of net sales and 21.0 million lbs. of tonnage to the third quarter results and $103,866 of net sales and 69.9 million lbs. of tonnage to the nine month results.  Excluding the impact of these acquisitions, net sales and tonnage increased 3.7 percent and 0.2 percent, respectively, compared to the third quarter of fiscal 2007, and increased 2.3 percent and 1.5 percent, respectively, compared to the first nine months of last year.

Segment profit for Refrigerated Foods decreased 1.2 percent and increased 25.9 percent for the third quarter and nine months, respectively, compared to the prior year.  The Company processed 2,271,000 hogs during the third quarter, which was comparable to 2,265,000 hogs for the same period last year.  Pork operating margins were strong, but the rapid increase in primal values experienced throughout the third quarter pressured margins in the segment’s value-added business units.  Strong industry export demand contributed to the higher pork costs.  The Meat Products and Foodservice units were unable to advance pricing quickly enough to fully recover their increased input costs.  The Company expects hog markets in the fourth quarter of fiscal 2008 to exceed prior year levels, and Refrigerated Foods will continue to pursue pricing advances during the remainder of the fiscal year to mitigate a portion of the higher input costs.

Demand for value-added products remained strong during the quarter.  The Meat Products business unit reported significant retail sales growth, particularly for DiLusso Deli Company products, Hormel pepperoni, and Hormel refrigerated entrees.  The Foodservice unit continued to experience softness in the casual dining segment, but was able to partially offset that impact by increasing sales to other channels.  Sales growth was noted on premium pork, Austin Blues BBQ, turkey, pork sausage, and economy hams.

Farmer John reported increased net sales compared to the third quarter of fiscal 2007, driven by strong fresh pork sales.  However, segment profit decreased from the prior year, as retail margins were negatively impacted by higher raw material costs during the quarter.  The on-going impact of higher grain markets also contributed to lower results for the Company’s hog production facilities, with feed cost per ton increasing approximately 36.0 percent in the quarter compared to fiscal 2007.

Dan’s Prize, the Company’s wholly owned marketer and seller of beef products, reported a net sales decline for the third quarter.  This decrease reflected an on-going weaker demand for beef due to large supplies of competitive proteins maintained during fiscal 2008.  Operating profit also declined compared to the prior year, as this business continued to struggle with tighter raw material supplies and increased input costs that were not fully recovered through pricing advances.

Jennie-O Turkey Store

The Jennie-O Turkey Store (JOTS) segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for retail, foodservice, and fresh product customers.

JOTS net sales increased 11.5 percent for the third quarter and 8.3 percent for the first nine months versus the comparable periods of fiscal 2007.  Tonnage increased 7.4 percent for the third quarter and 6.4 percent for the nine months, compared to fiscal 2007 results.  Value-added net sales increased 6.1 percent despite a decline in tonnage, reflecting the benefit of on-going pricing initiatives.  Significantly higher commodity meat sales also improved top-line results, as harvest volumes and livabilities have increased compared to prior year levels.

Segment profit for JOTS decreased 61.2 percent for the third quarter and 15.7 percent for the first nine months of fiscal 2008 compared to the prior year.  Significantly higher feed and fuel input costs continued throughout the third quarter and were a key factor in the profit decline.  On a combined basis, these costs increased approximately $52,700 compared to the fiscal 2007 third quarter.  The Company’s hedging programs and additional price increases across the retail, foodservice, and deli units provided some benefit during the quarter, but were unable to fully offset the input cost increase.  An excess supply of commodity turkey breast meat in the market also kept pricing at a low level during the third quarter, which further reduced profit results compared to the prior year.

Despite the challenging market conditions, JOTS was successful in growing value-added volume on certain product lines.  Jennie-O Turkey Store turkey burgers, retail tray pack products, and marinated tenderloins all reported notable gains during the third quarter.

Although grain prices have moderated recently, they are expected to remain above fiscal 2007 levels for the remainder of the year.  Both JOTS and the turkey industry will also have an excess breast meat supply entering the fourth quarter.  The Company has been reducing turkey poult placements during the third quarter, and will evaluate whether further live production volume reductions are warranted.  Production cuts are also anticipated from others in the industry, which may reduce supply during fiscal 2009, but the cuts are not expected to benefit operating results until existing inventories are utilized.  Based on these factors, the Company expects profit results for JOTS to remain below prior year for the fourth quarter, and does not anticipate year over year earnings growth until the latter part of fiscal 2009.

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

Specialty Foods net sales increased 14.5 percent for the third quarter and 9.6 percent for the first nine months of fiscal 2008, compared to the same periods of fiscal 2007.  Tonnage increased 10.0 percent and 3.4 percent for the quarter and nine months, respectively, compared to the prior year.  Segment profit for Specialty Foods increased 20.0 percent in the third quarter and 4.8 percent for the nine months, compared to 2007 results.

All three operating segments within Specialty Foods contributed to both the net sales and profit increases in the third quarter.  HSP experienced increased sales in contract manufacturing, private label desserts, and private label luncheon meat.  CFI significantly expanded its sales of ready-to-drink products during the third quarter, and results also benefited from increased sales of ingredients and nutritional powders.  Improved results at DCB reflect the impact of pricing advances taken earlier in the year in response to input cost increases.  During the quarter, DCB also completed the acquisition of Boca Grande, a small liquid packet manufacturer in Georgia.

Increased input and freight costs have impacted results for Specialty Foods throughout fiscal 2008, and are expected to continue to remain above prior year levels during the fourth quarter.  Additional pricing initiatives are being pursued, where possible, to offset a portion of that cost impact.

All Other

The All Other segment includes the Hormel Foods International (HFI) operating segment, which manufactures, markets, and sells Company products internationally.  This segment also includes various miscellaneous corporate sales.

All Other net sales increased 33.3 percent for the third quarter and 24.7 percent for the first nine months of fiscal 2008, compared to fiscal 2007.  Segment profit increased 19.2 and 27.5 percent for the quarter and nine months, respectively, compared to prior year results.  Strong HFI export sales of the SPAM family of products and fresh pork were key drivers for the improved results.  The export gains more than offset the impact of higher input costs, a decline in equity in earnings related to the weakening Philippine peso, and continued lower results for the Company’s China operations.  As increased raw material and freight costs are expected to continue for the remainder of the fiscal year, pricing initiatives are in place for the fourth quarter to mitigate the impact of the higher costs.

Unallocated Income and Expenses

The Company does not allocate investment income, interest expense, and interest income to its segments when measuring performance.  The Company also retains various other income and unallocated expenses at corporate.  These items are included in the segment table for the purpose of reconciling segment results to earnings before income taxes.

Net interest and investment income for the third quarter and nine months of fiscal 2008 was a net expense of $13,904 and $28,738, respectively, compared to a net expense of $5,260 and $13,911 for the comparable quarter and nine months of fiscal 2007.  The higher expense primarily reflects a decline in investment results, including lower returns on the Company’s rabbi trust for supplemental executive retirement plans and deferred income plans, which decreased $5,346 and $10,922 for the third quarter and nine months, respectively, compared to the prior year.  Interest expense of $7,450 for the third quarter also exceeded the prior year due to borrowings against the Company’s short-term line of credit related to working capital needs.  The Company anticipates that interest expense will approximate $27,000 for fiscal 2008.

General corporate expense for the third quarter and nine months was $2,907 and $18,982, respectively, compared to $7,862 and $23,051 for the comparable periods of fiscal 2007.  The decrease for both the third quarter and nine months was primarily the result of lower expenses associated with the Company’s long-term compensation plans and other benefits.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions that was disclosed in the Company’s Annual Report on Form 10-K for the year ended October 28, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Selected financial ratios at the end of the third quarter of fiscal years 2008 and 2007 are as follows:

	End of Quarter
	3rd Quarter 2008	3rd Quarter 2007

Liquidity Ratios
Current ratio	2.2	2.2
Receivables turnover	17.5	18.1
Days sales in receivables	21.1	19.5
Inventory turnover	7.0	7.6
Days sales in inventory	57.5	51.4

Leverage Ratio
Long-term debt (including current maturities) to equity	17.3%	18.2%

Operating Ratios
Pretax profit to net worth	23.3%	22.5%
Pretax profit to total assets	13.1%	13.6%

Cash and cash equivalents were $109,987 at the end of the third quarter of fiscal year 2008 compared to $104,504 at the end of the comparable fiscal 2007 period.

Cash provided by operating activities was $183,431 in the first nine months of fiscal 2008 compared to $155,672 in the same period of fiscal 2007.  The increase in cash reflects higher earnings for the first nine months of fiscal 2008 and favorable changes in working capital.  Positive variances related to federal income taxes and cash on deposit related to the Company’s hedging programs more than offset the impact of higher accounts receivable and inventory balances maintained during fiscal 2008.

Cash flow from operating activities provides the Company with its principal source of liquidity.  Based on current business conditions, the Company does not anticipate a significant risk to cash flow from this source in the foreseeable future.

Cash used in investing activities decreased to $124,229 for the first nine months of fiscal 2008 from $127,452 in the comparable period of fiscal 2007.  In the first quarter of fiscal 2007, the Company invested $20,483 in a joint venture with San Miguel Corporation for the purchase of a hog processing business in Vietnam.  In the first nine months of fiscal 2008, the Company spent $27,175 related to acquisition activity, compared to $13,620 in the first nine months of fiscal 2007.  The cash used in 2008 includes the recent acquisition of Boca Grande in the third quarter for a preliminary purchase price of $23,255.  Fixed asset expenditures of $96,293 for the first nine months of fiscal 2008 were comparable to $96,602 in fiscal 2007.  The Company estimates its fiscal 2008 fixed asset expenditures to be approximately $130,000, as expansion projects will continue in the fourth quarter related to additional value-added production capacity.

As of July 27, 2008, the Company held $8,899 of available-for-sale investments in auction rate securities.  These securities are classified as other non-current assets, as credit market conditions caused the auction events for these securities to fail during the second and third quarters.  As the auction rate securities held represent student loan receivables that are guaranteed by the U.S. government, the Company considers any current decline in value to be temporary and will continue to monitor the status of these securities in upcoming quarters.

Cash used in financing activities was $98,964 in the first nine months of fiscal 2008 compared to $96,201 in the same period of fiscal 2007.  The Company used $56,472 for common stock repurchases in the first nine months of fiscal 2008, compared to $47,982 in the prior year.  For additional information pertaining to the Company’s share repurchase plans or programs, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”  Increased cash flows generated from the exercise of stock options granted under the Company’s stock option plan offset a portion of the outflows related to this repurchase activity during fiscal 2008.

Cash dividends paid to the Company’s stockholders also continue to be a significant financing activity for the Company.  Dividends paid in the first nine months of 2008 were $70,585 compared to $60,524 in the comparable period of fiscal 2007.  For fiscal 2008, the annual dividend rate has been increased to $0.74 per share, reflecting a 23.3 percent increase over the 2007 rate.  The Company has paid dividends for 320 consecutive quarters and expects to continue doing so.

The Company is required, by certain covenants in its debt agreements, to maintain specified levels of financial ratios and balance sheet position.  At the end of the third quarter of fiscal 2008, the Company was in compliance with all of these debt covenants.

Contractual Obligations and Commercial Commitments

As discussed in Note K of the Notes to Consolidated Financial Statements, the Company adopted the provisions of FIN 48 at the beginning of fiscal 2008.  The Company is unable to determine its contractual obligations by year related to this pronouncement, as the ultimate amount or timing of settlement of its reserves for income taxes cannot be reasonably estimated.  The total liability for unrecognized tax benefits, including interest and penalties, at July 27, 2008, was $38,716.

There have been no other material changes to the information regarding the Company’s future contractual financial obligations that was disclosed in the Company’s Annual Report on Form 10-K for the year ended October 28, 2007.

Off-Balance Sheet Arrangements

The Company currently provides a revocable standby letter of credit for $1,940 to guarantee obligations that may arise under workers compensation claims of an affiliated party.  The Company has also guaranteed a $9,000 loan of an independent farm operator, of which approximately $2,900 of the loan proceeds have been spent to date.  As of July 27, 2008, these potential obligations were not reflected on the Company’s consolidated statements of financial position.  See additional information regarding these off-balance sheet arrangements in Note A of the Notes to Consolidated Financial Statements in this Form 10-Q.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

(In Thousands of Dollars)

Hog Markets:  The Company’s earnings are affected by fluctuations in the live hog market.  To minimize the impact on earnings, and to ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 15 years.  Contract formulas are based on hog production costs, hog futures, hog primal values, or industry reported hog markets.  Purchased hogs under contract accounted for 91 percent and 88 percent of the total hogs purchased by the Company through the first nine months of fiscal 2008 and 2007, respectively.  The Company has converted the majority of its contracts to market-based formulas in order to better match input costs with customer pricing.  Therefore, a hypothetical 10 percent change in the cash market would have had an immaterial effect on the Company’s results of operations.

Certain procurement contracts allow for future hog deliveries (firm commitments) to be forward priced.  The Company generally hedges these firm commitments by using hog futures contracts.  These futures contracts are designated and accounted for as fair value hedges.  The change in the market value of such futures contracts has historically been, and is expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Changes in the fair value of the futures contracts, along with the gain or loss on the firm commitment, are marked-to-market through earnings and are recorded on the statement of financial position as a current asset and liability, respectively.  The fair value of the Company’s open futures contracts as of July 27, 2008, was ($2,508), compared to $8,240 as of October 28, 2007.

The Company measures its market risk exposure on its hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in market prices.  A 10 percent increase in market prices would have negatively impacted the fair value of the Company’s July 27, 2008, open contracts by $10,825, which in turn would lower the Company’s future cost of purchased hogs by a similar amount.

Turkey Markets:  The Company raises or contracts for live turkeys.  Production costs in raising turkeys are subject primarily to fluctuations in feed grain prices, and to a lesser extent, fuel costs.  To reduce the Company’s exposure to changes in grain prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future direct grain purchases.  This program utilizes corn and soybean meal futures, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value of $36,647, before tax, on the statement of financial position as of July 27, 2008, compared to $5,996, before tax, as of October 28, 2007.

The Company measures its market risk exposure on its grain futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain.  A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s July 27, 2008, open grain contracts by $19,513, which in turn would lower the Company’s future cost on purchased grain by a similar amount.

Natural Gas:  Production costs at the Company’s plants and feed mills are also subject to fluctuations in fuel costs.  To reduce the Company’s exposure to changes in natural gas prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future natural gas purchases.  This program utilizes natural gas swaps, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value of $67, before tax, on the statement of financial position as of July 27, 2008, compared to $(603), before tax, as of October 28, 2007.

The Company measures its market risk exposure on its natural gas contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for natural gas.  A 10 percent decrease in the market price for natural gas would have negatively impacted the fair value of the Company’s July 27, 2008, open natural gas contracts by $3,842, which in turn would lower the Company’s future cost on natural gas purchases by a similar amount.

Long-Term Debt:  A principal market risk affecting the Company is the exposure to changes in interest rates on the Company’s fixed-rate, long-term debt.  Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $4,323.  The fair values of the Company’s long-term debt were estimated using discounted future cash flows based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

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

(b)               Internal Controls.

During the third quarter of fiscal year 2008, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s results of operations and financial condition are largely dependent upon the cost and supply of pork, poultry, and feed grain as well as the selling prices for many of our products, which are determined by constantly changing market forces of supply and demand over which the Company has limited or no control.

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

The Company is subject to risks associated with the outbreak of disease in pork and beef livestock, and poultry flocks, including Bovine Spongiform Encephalopathy (BSE), pneumo-virus, Porcine Circovirus 2 (PCV2), Porcine Reproduction & Respiratory Syndrome (PRRS), and Avian Influenza.  The outbreak of disease could adversely affect the Company’s supply of raw materials, increase the cost of production, and reduce operating margins.  Additionally, the outbreak of disease may hinder the Company’s ability to market and sell products both domestically and internationally.  The Company has developed business continuity plans for various disease scenarios and will continue to update these plans as necessary.  There can be no assurance given, however, that these plans will be effective in eliminating the negative effects of any such diseases on the Company’s operating results.

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

The Company’s business may be adversely affected by changes in national or global economic conditions, including inflation, interest rates, availability of capital markets, consumer spending rates, energy availability and costs (including fuel surcharges), and the effects of governmental initiatives to manage economic conditions.  If a high pathogenic disease outbreak developed in the United States, it may negatively impact the national economy, demand for Company products, and/or the Company’s workforce availability, and the Company’s financial results could suffer.  The Company has developed contingency plans to address infectious disease scenarios and the potential impact on its operations, and will continue to update these plans as necessary.  There can be no assurance given, however, that these plans will be effective in eliminating the negative effects of any such diseases on the Company’s operating results.

The Company’s operations are subject to the general risks associated with acquisitions.

The Company has made several acquisitions in recent years including, most recently, Provena, Burke, and Boca Grande, and regularly reviews opportunities for strategic growth through acquisitions.  Potential risks associated with acquisitions include the inability to integrate new operations successfully, the diversion of management’s attention from other business concerns, the potential loss of key employees and customers of the acquired companies, the possible assumption of unknown liabilities, potential disputes with the sellers, and the inherent risks in entering markets or lines of business in which the Company has limited or no prior experience.  Any or all of these risks could impact the Company’s financial results and business reputation.  In addition, acquisitions outside the United States may present unique challenges and increase the Company’s exposure to the risks associated with foreign operations.

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

The Company has approximately 19,200 employees, of which approximately 6,600 are represented by labor unions, principally the United Food and Commercial Workers’ Union.  A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities that results in work slowdowns or stoppages could harm the Company’s financial results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the Third Quarter of Fiscal 2008

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 28, 2008 – June 1, 2008	100,096	$38.52	100,000	3,488,079
June 2, 2008 – June 29, 2008	672,300	$36.45	672,300	2,815,779
June 30 2008 – July 27, 2008	178,200	$34.73	178,200	2,637,579
Total	950,596	$36.34	950,500

(1)	Shares repurchased during the quarter, other than through publicly announced plans or programs, represent shares to be awarded to employees under the Company’s awards program.

(2)	On October 2, 2002, the Company announced that its Board of Directors had authorized the Company to repurchase up to 10,000,000 shares of common stock with no expiration date.

Item 6.  Exhibits

10.1	Hormel Foods Corporation Executive Deferred Income Plan II (2008 Restatement (2nd)). (Incorporated by reference to Exhibit 10.1 to Hormel’s Current Report on Form 8-K filed on August 1, 2008.)

31.1	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORMEL FOODS CORPORATION

(Registrant)

Date: September 5, 2008	By	/s/ JODY H. FERAGEN
JODY H. FERAGEN
Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date: September 5, 2008	By	/s/ ROLAND G. GENTZLER
ROLAND G. GENTZLER
Vice President and Treasurer
(Duly Authorized Officer)