Form 10-Q
period 2009-01-25
HORMEL FOODS CORP /DE/
filed 2009-03-06
CIK 48465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 25, 2009

or

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

Large accelerated filer	☒	Accelerated filer ☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2009
Common Stock	$.0586 par value	134,279,226
Common Stock Non-Voting	$.01 par value	-0-

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In Thousands of Dollars)

	January 25,	October 26,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$264,737	$154,778
Short-term marketable securities	2,371	0
Accounts receivable	370,130	411,010
Inventories	741,944	784,542
Deferred income taxes	47,347	45,948
Prepaid expenses and other current assets	40,431	41,900
TOTAL CURRENT ASSETS	1,466,960	1,438,178

DEFERRED INCOME TAXES	90,449	89,249

GOODWILL	619,401	619,325

OTHER INTANGIBLES	148,634	151,219

PENSION ASSETS	82,849	91,773

INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	90,100	93,617

OTHER ASSETS	159,701	155,453

PROPERTY, PLANT AND EQUIPMENT
Land	52,939	52,940
Buildings	668,516	662,519
Equipment	1,303,471	1,275,175
Construction in progress	63,977	78,083
	2,088,903	2,068,717
Less allowance for depreciation	(1,115,966)	(1,091,060)
	972,937	977,657

TOTAL ASSETS	$3,631,031	$3,616,471

See notes to consolidated financial statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In Thousands of Dollars)

	January 25,	October 26,
	2009	2008
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$310,242	$378,520
Notes payable/Short-term debt	100,000	100,000
Accrued expenses	92,736	72,192
Accrued workers compensation	28,551	26,825
Accrued marketing expenses	79,269	60,223
Employee compensation	69,080	106,225
Taxes, other than federal income taxes	10,215	6,979
Dividends payable	24,957	24,946
Federal income taxes	37,458	5,323
TOTAL CURRENT LIABILITIES	752,508	781,233

LONG-TERM DEBT—less current maturities	350,000	350,000

PENSION AND POST-RETIREMENT BENEFITS	394,620	386,590

OTHER LONG-TERM LIABILITIES	86,368	91,076

SHAREHOLDERS’ INVESTMENT
Preferred stock, par value $.01 a share—authorized 80,000,000 shares; issued—none
Common stock, non-voting, par value $.01 a share—authorized 200,000,000 shares; issued—none
Common stock, par value $.0586 a share—authorized 400,000,000 shares; issued 134,232,785 shares January 25, 2009 issued 134,520,581 shares October 26, 2008	7,866	7,883
Accumulated other comprehensive loss	(112,791)	(113,184)
Retained earnings	2,152,460	2,112,873
TOTAL SHAREHOLDERS’ INVESTMENT	2,047,535	2,007,572

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$3,631,031	$3,616,471

See notes to consolidated financial statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands of Dollars, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	January 25, 2009	January 27, 2008*

Net sales	$1,689,086	$1,621,165
Cost of products sold	1,416,771	1,328,474
GROSS PROFIT	272,315	292,691

Selling, general and administrative	142,525	144,091

Equity in earnings of affiliates	(96)	2,369

OPERATING INCOME	129,694	150,969

Other income and expense:
Interest and investment income (loss)	2,391	(4,938)
Interest expense	(7,455)	(6,720)
EARNINGS BEFORE INCOME TAXES	124,630	139,311
Provision for income taxes	43,247	51,130

NET EARNINGS	$81,383	$88,181

NET EARNINGS PER SHARE:
BASIC	$0.61	$0.65
DILUTED	$0.60	$0.64

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	134,377	135,706
DILUTED	135,163	137,666

DIVIDENDS DECLARED PER SHARE:	$0.190	$0.185

* Includes retrospective reclassification of shipping and handling expenses to cost of products sold from selling, general and administrative (See Note A).

See notes to consolidated financial statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (In Thousands of Dollars)

(Unaudited)

	Three Months Ended
	January 25, 2009	January 27, 2008
OPERATING ACTIVITIES
Net earnings	$81,383	$88,181
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	28,448	29,812
Amortization of intangibles	2,585	3,248
Equity in earnings of affiliates	(698)	(2,999)
Provision for deferred income taxes	(4,478)	(7,885)
Loss on property/equipment sales and plant facilities	191	529
Non-cash investment activities	(1,299)	6,412
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	40,880	21,138
Decrease in inventories, prepaid expenses, and other current assets	44,012	9,119
Decrease (Increase) in pension assets	1,214	(395)
(Decrease) Increase in accounts payable, accrued expenses, and pension and post-retirement benefits	(24,393)	8,658
Other	3,545	1,107
NET CASH PROVIDED BY OPERATING ACTIVITIES	171,390	156,925

INVESTING ACTIVITIES
Sale of available-for-sale securities	3,899	107,409
Purchase of available-for-sale securities	(2,371)	(155,208)
Acquisitions of businesses/intangibles	(543)	(1,013)
Purchases of property/equipment	(25,525)	(31,895)
Proceeds from sales of property/equipment	1,606	698
(Increase) Decrease in investments, equity in affiliates, and other assets	(4,075)	7,920
NET CASH USED IN INVESTING ACTIVITIES	(27,009)	(72,089)

FINANCING ACTIVITIES
Principal payments on short-term debt	0	(70,000)
Principal payments on long-term debt	0	(54)
Dividends paid on common stock	(24,877)	(20,346)
Share repurchase	(10,375)	(14,162)
Other	830	14,211
NET CASH USED IN FINANCING ACTIVITIES	(34,422)	(90,351)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	109,959	(5,515)
Cash and cash equivalents at beginning of year	154,778	149,749

CASH AND CASH EQUIVALENTS AT END OF QUARTER	$264,737	$144,234

See notes to consolidated financial statements

HORMEL FOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (In Thousands of Dollars, Except Per Share Amounts)

(Unaudited)

NOTE A                 GENERAL

Basis of Presentation

The accompanying unaudited consolidated financial statements of Hormel Foods Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year.  The balance sheet at October 26, 2008, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 26, 2008.

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation.  The reclassifications had no impact on net earnings as previously reported.

Change in Accounting Principle

In the first quarter of fiscal 2009, the Company changed its method of accounting for shipping and handling expenses and reclassified them from selling, general and administrative to cost of products sold.  This presentation is preferable because the inclusion of shipping and handling expenses in cost of products sold better reflects the cost of producing and distributing the Company’s products.  It also enhances the comparability of the financial statements with many of our industry peers.  As required by U.S. generally accepted accounting principles, the change has been reflected in the Consolidated Statements of Operations through retrospective application of the change in accounting principle.  The change resulted in a decrease in selling, general and administrative (and a corresponding increase in cost of products sold) for fiscal years 2008, 2007, and 2006 of $459,818, $411,726, and $409,487, respectively.  For the first quarter of fiscal 2008, the reclassification totaled $109,328.  The change did not impact net earnings or net earnings per share as previously reported.

Guarantees

The Company enters into various agreements guaranteeing specified obligations of affiliated parties.  The Company’s guarantees either terminate in one year or remain in place until such time as the Company revokes the agreement.  The Company currently provides a revocable standby letter of credit for obligations of an affiliated party that may arise under worker compensation claims.  This guarantee provided by the Company amounted to $2,390 as of January 25, 2009, and is not reflected in the Company’s Consolidated Statements of Financial Position.

The Company has also guaranteed a $9,000 loan of an independent farm operator.  The loan arose to provide financing to develop a hog growing operation on a tract of land in Arizona, and the term of the loan runs through November 2023.  Approximately $2,900 of the loan proceeds have been spent to date, with the remaining $6,100 being held in an escrow account.  The Company is obligated to make payments if the farm operator fails to do so, and the Company has made immaterial payments in fiscal 2008 and 2009.  As there is no current intention to spend additional funds on this project, the Company estimates its maximum liability remaining under this guarantee to be approximately $2,600 plus interest.  The portion of the potential obligation currently held in escrow does not represent a risk to the Company and is therefore not reflected in the Company’s Consolidated Statements of Financial Position.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161).  The pronouncement amends and expands the disclosure requirements previously required by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  This statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company will adopt SFAS 161 in the second quarter of fiscal 2009, and adoption will not impact consolidated net earnings, cash flows, or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)).  The pronouncement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable the users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Generally, the effect of SFAS 141(R) will depend on future acquisitions.  However, the accounting for any tax uncertainties will be subject to the provisions of SFAS 141(R).  The Company will adopt SFAS 141(R) at the beginning of fiscal 2010, and is currently assessing the impact of adopting this accounting standard.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS 160).  The pronouncement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of Accounting Research Bulletin No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R).  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The Company will adopt SFAS 160 at the beginning of fiscal 2010, and is currently assessing the impact of adopting this accounting standard.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159).  The pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value, which provides the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting provisions.  SFAS 159 was effective for fiscal years beginning after November 15, 2007, and therefore, the Company adopted SFAS 159 at the beginning of fiscal 2009.  The adoption of SFAS 159 did not impact consolidated net earnings, cash flows, or financial position, as the Company did not elect the fair value option.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157).  The pronouncement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  However, in February 2008, the FASB also issued FASB Staff Position FAS 157-2 (FSP 157-2), which delayed the effective date of SFAS 157 by one year for nonfinancial assets and liabilities measured at fair value that are recognized or disclosed on a nonrecurring basis (e.g. goodwill, intangible assets, and long-lived assets measured at fair value for impairment testing or nonfinancial assets and liabilities initially measured at fair value during a business combination).  Therefore, the Company adopted SFAS 157 at the beginning of fiscal 2009 for its financial assets and liabilities.  Adoption did not impact net earnings, cash flows, or financial position, but resulted in additional disclosures. (See further discussion in Note I.)  Subject to the deferral allowed by FSP 157-2, the Company will apply the provisions of SFAS 157 to its nonfinancial assets and liabilities in fiscal 2010, and is currently assessing the impact of this adoption.

In September 2006, the FASB also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  The pronouncement requires the funded status of a plan, measured as the difference between the fair value of plan assets and the benefit obligations, be recognized on a plan sponsor’s statement of financial position.  It also requires gains or losses that arise during the plan year to be recognized as a component of other comprehensive income to the extent they are not recognized in net periodic benefit cost during the year.  These provisions were effective for fiscal years ending after December 15, 2006, and therefore the Company adopted the required provisions of this statement for the fiscal 2007 year end.  For fiscal years ending after December 15, 2008, the pronouncement further requires plan sponsors to measure defined benefit plan assets and obligations as of the date of the plan sponsor’s fiscal year end statement of financial position.  The Company adopted these measurement date provisions at the beginning of fiscal 2009, and elected to use the 15 month alternative measurement approach as an August 1 measurement date had previously been used.  The Company recognized an $11,793 decrease in retained earnings, an $8,416 increase in pension and post-retirement benefits, a $1,459 decrease in accumulated other comprehensive loss, a $1,006 decrease in pension assets, and a $912 increase in deferred tax liabilities, upon adoption.

NOTE B                                                  ACQUISITIONS

On June 13, 2008, the Company purchased Boca Grande Foods, Inc. (Boca Grande) for a preliminary purchase price of $23,324 cash, including related costs.  Boca Grande manufactures, sells, and distributes liquid portion products, and operates a facility in Duluth, Georgia.  This acquisition provides additional capacity, production capabilities, and customers for liquid portion products for Diamond Crystal Brands within the Specialty Foods segment.  The purchase price is preliminary pending final working capital valuations.

Operating results for Boca Grande are included in the Company’s Consolidated Statements of Operations from the date of acquisition.  Pro forma results are not presented, as the acquisition is not material to the consolidated Company.

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

A reconciliation of the number of options outstanding and exercisable (in thousands) as of January 25, 2009, and changes during the quarter then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 26, 2008	10,735	$31.04
Granted	918	25.26
Exercised	(103)	16.31
Forfeited	(25)	37.41
Outstanding at January 25, 2009	11,525	$30.70	6.3 years	$32,002
Exercisable at January 25, 2009	7,426	$28.23	5.0 years	$27,238

The weighted-average grant date fair value of stock options granted, and the total intrinsic value of options exercised during the first quarter of fiscal years 2009 and 2008, is as follows:

	Three Months Ended
	January 25, 2009	January 27, 2008
Weighted-average grant date fair value	$5.48	$10.40
Intrinsic value of exercised options	$1,300	$13,695

The fair value of each ordinary option award was calculated on the date of grant using the Black-Scholes valuation model utilizing the following weighted-average assumptions.

	Three Months Ended
	January 25, 2009	January 27, 2008
Risk-Free Interest Rate	3.2%	4.0%
Dividend Yield	2.5%	1.8%
Stock Price Volatility	22.0%	21.0%
Expected Option Life	8 years	8 years

As part of the annual valuation process, the Company reassesses the appropriateness of the inputs used in the valuation models.  The Company establishes the risk-free interest rate using stripped U.S. Treasury yields as of the grant date where the remaining term is approximately the expected life of the option.  The dividend yield is set based on the Company’s targeted dividend yield.  The expected volatility assumption is set based primarily on historical volatility.  As a reasonableness test, implied volatility from exchange traded options is also examined to validate the volatility range obtained from the historical analysis.  The expected life assumption is set based on an analysis of past exercise behavior by option holders.  In performing the valuations for ordinary options grants, the Company has not stratified option holders as exercise behavior has historically been consistent across all employee groups.

The Company’s nonvested shares vest after five years or upon retirement.  As of January 25, 2009, there were 77 thousand nonvested shares outstanding with a weighted-average grant date fair value of $35.73 per share.  There was no material change in the balance of nonvested shares outstanding during the quarter ended January 25, 2009.

Stock-based compensation expense, along with the related income tax benefit, for the first three months of fiscal years 2009 and 2008 is presented in the table below.

	Three Months Ended
	January 25, 2009	January 27, 2008
Stock-based compensation expense recognized	$4,050	$6,345
Income tax benefit recognized	(1,558)	(2,423)
After-tax stock-based compensation expense	$2,492	$3,922

At January 25, 2009, there was $17,878 of total unrecognized compensation expense from stock-based compensation arrangements granted under the plans.  This compensation is expected to be recognized over a weighted-average period of approximately 2.7 years.  During the quarter ended January 25, 2009, cash received from stock option exercises was $1,117 compared to $8,750 for the quarter ended January 27, 2008.  The total tax benefit to be realized for tax deductions from these option exercises for the quarter ended January 25, 2009, was $500 compared to $5,230 in the comparable period of fiscal 2008.  The amounts reported for tax deductions for option exercises in the quarter ended January 25, 2009, include $500 of excess tax benefits compared to $4,969 of excess tax benefits last year, which are included in “Other” under financing activities on the Consolidated Statements of Cash Flows (with an offsetting amount in other operating activities).

Shares issued for option exercises and nonvested shares may be either authorized but unissued shares, or shares of treasury stock acquired in the open market or otherwise.

NOTE D                                                  GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three months ended January 25, 2009, are presented in the table below.  Additions and adjustments during fiscal 2009 primarily relate to the Boca Grande acquisition.

	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	All Other	Total
Balance as of October 26, 2008	$123,316	$85,537	$203,214	$206,584	$674	$619,325
Goodwill acquired	0	2	0	19	0	21
Purchase adjustments	0	0	0	55	0	55
Balance as of January 25, 2009	$123,316	$85,539	$203,214	$206,658	$674	$619,401

The gross carrying amount and accumulated amortization for definite-lived intangible assets are presented below.

	January 25, 2009		October 26, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Proprietary software & technology	$23,800	$(9,305)	$24,200	$(8,986)
Customer lists/relationships	19,678	(6,101)	21,078	(6,936)
Formulas & recipes	17,104	(8,379)	20,604	(11,405)
Non-compete covenants	7,020	(4,040)	20,120	(16,734)
Distribution network	4,120	(2,230)	4,120	(2,127)
Other intangibles	7,230	(2,657)	8,630	(3,829)
Total	$78,952	$(32,712)	$98,752	$(50,017)

Amortization expense was $2,585 for the three months ended January 25, 2009, compared to $3,248 for the three months ended January 27, 2008.

Estimated annual amortization expense for the five fiscal years after October 26, 2008, is as follows:

2009	$10,299
2010	9,199
2011	7,681
2012	7,124
2013	6,071

The carrying amounts for indefinite-lived intangible assets are presented below.

	January 25, 2009	October 26, 2008
Brands/tradenames/trademarks	$94,410	$94,500
Other intangibles	7,984	7,984
Total	$102,394	$102,484

NOTE E                                                    EARNINGS PER SHARE DATA

The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended
	January 25, 2009	January 27, 2008

Basic weighted-average shares outstanding	134,377	135,706

Dilutive potential common shares	786	1,960

Diluted weighted-average shares outstanding	135,163	137,666

NOTE F                                                    COMPREHENSIVE INCOME

Components of comprehensive income, net of taxes, are:

	Three Months Ended
	January 25, 2009	January 27, 2008

Net earnings	$81,383	$88,181
Other comprehensive (loss) income:
Deferred gain on hedging	4,594	21,865
Reclassification adjustment into net earnings	506	224
Foreign currency translation	(2,234)	4,781
Pension and post-retirement benefits	(3,932)	2,143
Other comprehensive (loss) income	(1,066)	29,013
Total comprehensive income	$80,317	$117,194

NOTE G                                                  INVENTORIES

Principal components of inventories are:

	January 25, 2009	October 26, 2008

Finished products	$401,815	$431,095
Raw materials and work-in-process	200,682	215,353
Materials and supplies	139,447	138,094

Total	$741,944	$784,542

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

Cash Flow Hedge:  The Company utilizes corn and soybean meal futures to offset the price fluctuation in the Company’s future direct grain purchases, and has entered into various NYMEX-based swaps to hedge the purchases of grain and natural gas at certain plant locations.  The Company may also utilize currency futures contracts to reduce its exposure to fluctuations in foreign currencies for certain foreign-denominated transactions.  The financial instruments are designated and accounted for as cash flow hedges, and the Company measures the effectiveness of the hedges on a regular basis.  Effective gains or losses related to these cash flow hedges are reported as other comprehensive loss and reclassified into earnings, through cost of products sold (commodity positions) or net sales (currency futures), in the period or periods in which the hedged transactions affect earnings.  The Company typically does not hedge its grain and currency exposure beyond 24 months and its natural gas exposure beyond 36 months.

As of January 25, 2009, the Company has included in accumulated other comprehensive loss, hedging losses of $35,551 (net of tax) relating to its positions.  The Company expects to recognize the majority of these losses over the next 12 months.  Losses in the amount of $825, before tax, were reclassified into earnings in the three months ending January 25, 2009, compared to losses of $366, before tax, in the three months ended January 27, 2008.  There were no gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges.

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

As of January 25, 2009, the fair value of the Company’s open futures contracts included on the Consolidated Statement of Financial Position was $19,713.  Gains on closed futures contracts in the amount of $19,769, before tax, were recognized in earnings during the three months ended January 25, 2009, compared to gains of $4,450, before tax, in the same period of fiscal 2008.  There were no gains or losses recognized into earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.

Other:  During the first quarter of fiscal 2009, the Company held certain futures contract positions as part of a merchandising program.  The Company has not applied hedge accounting to these positions.  During the three months ended January 25, 2009, the Company recorded a gain of $273 through cost of products sold to record these contracts at their fair value.

NOTE I                                                       FAIR VALUE MEASUREMENTS

Effective at the beginning of fiscal 2009, the Company adopted the provisions of SFAS 157, “Fair Value Measurements” (SFAS 157) for its financial assets and liabilities carried at fair value on a recurring basis in the consolidated financial statements.  Per discussion in Note A, the FASB allowed deferral of the effective date of SFAS 157 for one year for nonfinancial assets and liabilities measured at fair value that are recognized or disclosed on a nonrecurring basis.  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  SFAS 157 also establishes a fair value hierarchy which requires assets and liabilities measured at fair value to be categorized into one of three levels based on the inputs used in the valuation.  Assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement.  The three levels are defined as follows:

Level 1:   Observable inputs based on quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:   Observable inputs, other than those included in Level 1, based on quoted prices for similar assets and liabilities in active markets, or quoted prices for identical assets and liabilities in inactive markets.

Level 3:  Unobservable inputs that reflect an entity’s own assumptions about what inputs a market participant would use in pricing the asset or liability based on the best information available in the circumstances.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of January 25, 2009, and their level within the fair value hierarchy, are presented in the table below.

	Fair Value Measurements at January 25, 2009
	Fair Value at January 25, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Cash equivalents (1)	$180,558	$180,558	$—	$—
Short-term marketable securities (2)	2,371	2,371	—	—
Trading Securities (3)	90,235	90,235	—	—
Commodity Derivatives (4)	14,944	14,944	—	—
Total Assets at Fair Value	$288,108	$288,108	$—	$—

Liabilities at Fair Value:
Commodity Derivatives (4)	$25,248	$3,003	$22,245	$—
Deferred Compensation (3)	34,160	8,014	26,146	—
Total Liabilities at Fair Value	$59,408	$11,017	$48,391	$—

The following methods and assumptions were used to estimate the fair value of the financial assets and liabilities above:

(1)           The Company’s cash equivalents consist of money market funds rated AAA.  As these investments have a maturity date of three months or less, the carrying value approximates fair value.

(2)           The Company’s short-term marketable securities consist of State of Minnesota housing finance bonds.  These securities are valued based on quoted market prices in an active market.

(3)           The Company holds trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans.  The rabbi trust is included in other assets on the Consolidated Statements of Financial Position and is valued based on the underlying fair value of each fund held by the trust.  The funds held are all managed by a third party, and include fixed income funds, equity securities, money market accounts, or other portfolios for which there is an active quoted market.  Therefore, these securities are classified as Level 1.  The related deferred compensation liabilities are included in other long term liabilities on the Consolidated Statements of Financial Position and are valued based on the underlying investment selections held in each participant’s account.  Investment options generally mirror those funds held by the rabbi trust, for which there is an active quoted market.  Therefore, these investment balances are classified as Level 1.  The Company also offers a fixed rate investment option to participants.  The rate earned on these investments is adjusted annually based on a specified percentage of the I.R.S. Applicable Federal Rates in effect, and therefore, these balances are classified as Level 2.

(4)           The Company’s commodity derivatives represent futures contracts and swaps used in its hedging programs to offset price fluctuations associated with purchases of corn, soybean meal, and natural gas, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The Company’s futures contracts for corn and soybean meal are traded on the Chicago Board of Trade (CBOT), while futures contracts for lean hogs and bellies are traded on the Chicago Mercantile Exchange.  These are active markets with quoted prices available, and therefore, the futures contracts are classified as Level 1.  The Company’s corn and soybean meal swaps settle based on quoted prices from the CBOT, while natural gas swaps are settled based on quoted prices from the New York Mercantile Exchange.  As the swaps settle based on quoted market prices, but are not held directly with the exchange, the swaps are classified as Level 2.  All derivatives are reviewed for potential credit risk and risk of nonperformance.  In accordance with FASB Staff Position FIN No. 39-1, the Company nets its derivative assets and liabilities, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract.  The net balance for each arrangement is included in prepaid expenses and other current assets or accounts payable, as appropriate, in the Consolidated Statements of Financial Position.  As of January 25, 2009, the Company had recognized the right to reclaim cash collateral of $6,240 from, and the obligation to return cash collateral of $20,677 to, various counterparties.

NOTE J                 PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic benefit cost for pension and other post-retirement benefit plans consists of the following:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended		Three Months Ended
	January 25, 2009	January 27, 2008	January 25, 2009	January 27, 2008
Service cost	$4,503	$4,983	$552	$682
Interest cost	11,818	11,257	5,583	5,650
Expected return on plan assets	(13,074)	(14,147)
Amortization of prior service cost	(146)	(38)	1,376	1,454
Recognized actuarial loss	1,331	1,316	(210)	736
Settlement charge	4,219

Net periodic cost	$8,651	$3,371	$7,301	$8,522

The $4,219 charge recognized in the first quarter of fiscal 2009 represents partial settlements on non-qualified pension plans resulting from executive retirements.

NOTE K                 INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (FIN 48) at the beginning of fiscal 2008, on October 29, 2007.  The amount of unrecognized tax benefits, including interest and penalties, at January 25, 2009, recorded in other long-term liabilities was $38,756, of which $25,271 would impact the Company’s effective tax rate if recognized.  The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense, with $585 included in expense in the first quarter of fiscal 2009.  The amount of accrued interest and penalties at January 25, 2009, associated with unrecognized tax benefits was $9,655.

The Company is regularly audited by federal and state taxing authorities.  During fiscal year 2007, the United States Internal Revenue Service (I.R.S.) concluded its examination of the Company’s consolidated federal income tax returns for the fiscal years through 2005.  The Company is currently under examination by the I.R.S. for the fiscal years 2006 and 2007.  The Company is in various stages of audit by several state taxing authorities on a variety of fiscal years, as far back as 1996.  While it is reasonably possible that one or more of these audits may be completed within the next 12 months and that the related unrecognized tax benefits may change, based on the status of the examinations it is not possible to reasonably estimate the effect of any amount of such change to previously recorded uncertain tax positions.

NOTE L                 SEGMENT OPERATING RESULTS

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

The Refrigerated Foods segment includes the Hormel Refrigerated, Farmer John, Burke Corporation, and Dan’s Prize operating segments.  This segment consists primarily of the processing, marketing, and sale of branded and unbranded pork and beef products for retail, foodservice, and fresh product customers.  Results for the Hormel Refrigerated operating segment include the Precept Foods business which offers a variety of case-ready beef and pork products to retail customers.  Precept Foods, LLC, is a 51 percent owned joint venture between Hormel Foods Corporation and Cargill Meat Solutions Corporation, a wholly-owned subsidiary of Cargill, Incorporated.

The Jennie-O Turkey Store segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for retail, foodservice, and fresh product customers.

The Specialty Foods segment includes the Diamond Crystal Brands, Century Foods International, and Hormel Specialty Products operating segments.  This segment consists of the packaging and sale of various sugar and sugar substitute products, salt and pepper products, liquid portion products, dessert mixes, ready-to-drink products, gelatin products, and private label canned meats to retail and foodservice customers.  This segment also includes the processing, marketing, and sale of nutritional food products and supplements to hospitals, nursing homes, and other marketers of nutritional products.

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

	Three Months Ended
	January 25, 2009	January 27, 2008

Net Sales to Unaffiliated Customers
Grocery Products	$241,943	$227,415
Refrigerated Foods	897,424	857,460
Jennie-O Turkey Store	305,039	291,449
Specialty Foods	178,890	188,787
All Other	65,790	56,054
Total	$1,689,086	$1,621,165

Intersegment Sales
Grocery Products	$0	$0
Refrigerated Foods	2,170	865
Jennie-O Turkey Store	21,519	21,811
Specialty Foods	78	95
All Other	0	0
Total	$23,767	$22,771
Intersegment elimination	(23,767)	(22,771)
Total	$0	$0

Net Sales
Grocery Products	$241,943	$227,415
Refrigerated Foods	899,594	858,325
Jennie-O Turkey Store	326,558	313,260
Specialty Foods	178,968	188,882
All Other	65,790	56,054
Intersegment elimination	(23,767)	(22,771)
Total	$1,689,086	$1,621,165

Segment Operating Profit
Grocery Products	$39,635	$36,369
Refrigerated Foods	45,745	62,806
Jennie-O Turkey Store	29,249	34,804
Specialty Foods	15,317	18,293
All Other	8,245	9,025
Total segment operating profit	$138,191	$161,297

Net interest and investment income	(5,064)	(11,658)
General corporate expense	(8,497)	(10,328)

Earnings before income taxes	$124,630	$139,311

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (In Thousands of Dollars, Except Per Share Amounts)

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s Critical Accounting Policies, as disclosed in its Annual Report on Form 10-K for the year ended October 26, 2008.

RESULTS OF OPERATIONS

Overview

The Company is a processor of branded and unbranded food products for retail, foodservice, and fresh product customers.  It operates in five segments as described in Note L of the Notes to Consolidated Financial Statements in this Form 10-Q.

The Company earned $.60 per diluted share in the first quarter of fiscal 2009, compared to $.64 per diluted share in the first quarter of fiscal 2008.  Significant factors impacting the quarter were:

•      Net sales growth was reported by four of the five reporting segments of the Company.

•      Grocery Products reported a strong quarter driven by increased sales of core product lines.

•      Refrigerated Foods segment profit declined substantially as a decline in the spread between hog costs and primal values reduced pork operating margins.

•      Jennie-O Turkey Store segment profit decreased significantly due to continued higher input costs and weak commodity meat markets during the quarter.

•      Competitive and economic conditions resulted in lower segment profit results for Specialty Foods.

•      All Other segment profits declined as strong export sales were unable to offset weaker results from joint venture operations and foreign currency effects.

Consolidated Results

Net earnings for the first quarter of fiscal 2009 decreased 7.7 percent to $81,383 compared to $88,181 in the same quarter of 2008.  Diluted earnings per share for the quarter decreased to $.60 from $.64 last year.

Net sales for the first quarter of fiscal 2009 increased 4.2 percent to $1,689,086 from $1,621,165 in 2008.  Tonnage decreased 1.1 percent to 1,168 million lbs. for the first quarter compared to 1,181 million lbs. in the same quarter of last year.  The recent economic recession had a mixed effect on the Company’s net sales results.  Sales have increased for many of our core retail products, but we saw softer demand for some of our convenience items and decreased sales in our foodservice businesses.  The tonnage decrease for the quarter reflects these trends, as well as a decline in commodity meat sales.  Pricing advances taken in the latter half of fiscal 2008 provided some top-line benefit for the quarter and offset a portion of the tonnage reduction.

Gross profit for the first quarter of fiscal 2009 was $272,315 compared to $292,691 for the same quarter last year.  Gross profit as a percentage of net sales decreased to 16.1 percent for the first quarter of fiscal 2009 from 18.1 percent in the same quarter of 2008.  Unusually weak cutout results in our pork operations caused a substantial decrease in margins during the quarter, which could not be fully offset by our value-added business units.  Margins for our Jennie-O Turkey Store segment also remained below the prior year due to continued higher input costs and weak commodity meat markets resulting from an industry oversupply.  These conditions are expected to continue into the second quarter.  However, the Company expects to see some rebalancing of supply and demand in the latter half of the fiscal year, which should improve gross profit results.

Selling, general and administrative expenses for the first quarter of fiscal 2009 were $142,525 compared to $144,091 in the prior year.   Selling, general and administrative expenses as a percentage of net sales decreased to 8.4 percent for the first quarter of fiscal 2009 compared to 8.9 percent in the comparable period of 2008.  Brokerage, stock option expense, and other compensation related expenses decreased compared to the prior year, more than offsetting an increase in pension and insurance expenses resulting from executive retirements.  The Company’s advertising expenses also contributed to this decrease, declining slightly from the prior year first quarter.  The Company expects selling, general and administrative expenses to be approximately 9.0 percent of net sales for the remainder of the fiscal year due to continuing media campaigns to support the Company’s key brands.

Equity in earnings of affiliates was $(96) for the first quarter of fiscal 2009 compared to $2,369 last year.  The decline for the quarter was primarily due to lower results from the Company’s 40 percent owned Philippine joint venture, Purefoods-Hormel Company, due to a change in sales mix to lower margin products and increased expenses.  Minority interests in the Company’s consolidated investments are also reflected in these figures, resulting in an immaterial decrease in earnings compared to the prior year.

The effective tax rate for the first quarter of fiscal 2009 was 34.7 percent compared to 36.7 percent for the comparable period of fiscal 2008.  The lower rate for the first quarter is primarily due to gains on the Company’s rabbi trust, which are not taxable, compared to losses incurred in the first quarter of fiscal 2008.  An increase in interest reserves as a result of the adoption of FIN 48 and net unfavorable discrete items in the first quarter of fiscal 2008 also contributed to the higher rate in the prior year.  The Company expects a full-year effective tax rate between 36.0 and 37.0 percent for fiscal 2009.

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

	Three Months Ended
	January 25, 2009	January 27, 2008	% Change
Net Sales
Grocery Products	$241,943	$227,415	6.4
Refrigerated Foods	897,424	857,460	4.7
Jennie-O Turkey Store	305,039	291,449	4.7
Specialty Foods	178,890	188,787	(5.2)
All Other	65,790	56,054	17.4
Total	$1,689,086	$1,621,165	4.2

Segment Operating Profit
Grocery Products	$39,635	$36,369	9.0
Refrigerated Foods	45,745	62,806	(27.2)
Jennie-O Turkey Store	29,249	34,804	(16.0)
Specialty Foods	15,317	18,293	(16.3)
All Other	8,245	9,025	(8.6)

Total segment operating profit	$138,191	$161,297	(14.3)
Net interest and investment income	(5,064)	(11,658)	56.6
General corporate expense	(8,497)	(10,328)	17.7

Earnings before income taxes	$124,630	$139,311	(10.5)

Grocery Products

The Grocery Products segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market.

Grocery Products net sales and tonnage increased 6.4 percent and 2.2 percent, respectively, for the first quarter compared to the same period in fiscal 2008.   The strong top-line results for the quarter were driven by growth in core product lines, due to a combination of volume increases and the impact of fiscal 2008 pricing advances.  The SPAM family of products, Dinty Moore stews, and Hormel chili all reported double-digit net sales increases compared to the prior year first quarter.  During the recent economic downturn, these brands continue to provide strong value options to consumers.  Conversely, sales of Hormel Compleats microwave meals declined significantly from the prior year, reflecting an overall consumer shift away from microwavable convenience products.

Segment profit for Grocery Products increased 9.0 percent for the first quarter compared to prior year results.  The strong net sales results noted above were a key driver of the increase.  A higher value product mix realized from new product introductions and reduced freight expenses also provided benefit during the quarter.  However, the segment has experienced increased costs for raw materials and steel cans used for its chili products, which offset a portion of the profit increase.

Grocery Products continues to support its core product lines with advertising and promotional programs, which has been successful in gaining market share and building brand loyalty.  Enhanced marketing support is also underway for Hormel Compleats, which should improve results for that product line in upcoming quarters.  Construction of the new production facility in Dubuque, Iowa is progressing, which will provide additional capacity for both canned and microwave tray items in fiscal 2010.

Refrigerated Foods

The Refrigerated Foods segment includes the Hormel Refrigerated, Farmer John, Burke Corporation (Burke), and Dan’s Prize operating segments.  This segment consists primarily of the processing, marketing, and sale of branded and unbranded pork and beef products for retail, foodservice, and fresh product customers.  Results for the Hormel Refrigerated operating segment include the Precept Foods business which offers a variety of case-ready beef and pork products to retail customers.  Precept Foods, LLC, is a 51 percent owned joint venture between Hormel Foods Corporation and Cargill Meat Solutions Corporation, a wholly-owned subsidiary of Cargill, Incorporated.

Net sales by the Refrigerated Foods segment increased 4.7, and tonnage decreased 1.7 percent, for the first quarter versus the comparable fiscal 2008 period.  Strong retail demand and the impact of recent price advances contributed to the net sales increase for the quarter.  This growth was able to partially offset declines in the foodservice business due to recent economic conditions.

Segment profit for Refrigerated Foods decreased 27.2 percent for the first quarter compared to the prior year.  Pork operating results for the Hormel Refrigerated operating segment decreased substantially from the first quarter of fiscal 2008, reflecting a significant decline in the spread between the Company’s hog costs and primal values.  Particularly in the last month of the quarter, negative cutout values were experienced as the average Western Cornbelt price exceeded the average USDA cutout price.  The Company processed 2,424,000 hogs in the first quarter, which was comparable to the prior year.  The lower raw material costs did benefit the segment’s value-added businesses, which offset a portion of the pork operating losses.

Demand for value-added retail products remained strong during the quarter.  Double-digit tonnage growth was reported on DiLusso Deli Company products, Hormel pepperoni, Hormel party trays, and Hormel Natural Choice lunchmeats.  The Foodservice unit continued to struggle with the shift toward at-home dining and reduced travel, resulting in a sales and tonnage decline for the quarter.

Farmer John reported net sales that were flat compared to the first quarter of fiscal 2008, reflecting slowing domestic and export demand.  The negative cutout values noted above also reduced manufacturing results for Farmer John compared to the prior year and resulted in an overall loss for the first quarter.

While history would indicate that the current relationship between hog markets and cutout values should not be sustained for an extended period of time, it will continue to have a substantial impact on Refrigerated Foods margins entering the second quarter. Softer demand in the foodservice business will also remain a challenge, as the Company continues to work closely with operators and distributors to identify opportunities for profitable growth.

Jennie-O Turkey Store

The Jennie-O Turkey Store (JOTS) segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for retail, foodservice, and fresh product customers.

JOTS net sales increased 4.7 percent while tonnage remained flat compared to first quarter 2008.  Top-line growth was driven by strong value-added sales, up 8.3 percent compared to the prior year first quarter due to pricing initiatives and improvements in customer and product mix.  Lower commodity meat sales partially offset this growth, reflecting decreased harvest levels and continued lower markets throughout the quarter.

Segment profit for JOTS decreased 16.0 percent for the first quarter compared to fiscal 2008.  Although feed prices have shown some decline during recent quarters, they remained above first quarter 2008 levels.  Margins were negatively impacted as inventories of birds produced with higher priced feed than current market prices were brought to market.  Commodity meat markets also remained weak during the quarter, resulting from an industry oversupply of breast meat and whole birds, which significantly reduced profits compared to the prior year.

Despite the challenging market conditions, JOTS remained successful in growing its value-added businesses.  Notable gains compared to the prior year were reported for Jennie-O Turkey Store retail tray pack products, and sales of Jennie-O Turkey Store Grand Champion deli turkey were also strong during the first quarter.

Given the current supply conditions in the industry, JOTS continues to evaluate optimal live production volumes and has further reduced harvest volumes and turkey poult placements.  Similar production cuts have been noted from others in the industry, which should help to better align supply and demand in upcoming quarters.  Continued volatility in feed costs is also anticipated and will likely present challenges throughout fiscal 2009.  If these factors improve as the year progresses, JOTS expects to see improved earnings in the latter half of fiscal 2009.

Specialty Foods

The Specialty Foods segment includes the Diamond Crystal Brands (DCB), Century Foods International (CFI), and Hormel Specialty Products (HSP) operating segments.  This segment consists of the packaging and sale of various sugar and sugar substitute products, salt and pepper products, liquid portion products, dessert mixes, ready-to-drink products, gelatin products, and private label canned meats to retail and foodservice customers.  This segment also includes the processing, marketing, and sale of nutritional food products and supplements to hospitals, nursing homes, and other marketers of nutritional products.

Specialty Foods faced a difficult first quarter as net sales decreased 5.2 percent and tonnage decreased 7.9 percent compared to the same quarter of fiscal 2008.  The Boca Grande acquisition contributed an incremental $5,042 of net sales and 5.5 million lbs. of tonnage to the first quarter results for this segment.  Segment profit for Specialty Foods decreased 16.3 percent compared to the prior year first quarter.

Declines in both net sales and profit for CFI were driven by reduced volume in nutritional powders and ready-to-drink products.  Competitive and economic issues resulted in the loss of certain business for CFI during the quarter, which the Company is actively working to replace with new items in upcoming quarters.  HSP results were negatively impacted by substantial declines in contract packaging sales of microwave products in the first quarter.  Strong sales of private label luncheon meat, hash, stew, and desserts offset a portion of the losses in that category.  DCB reported improved net sales and profit results for the quarter, due to growth in liquid portion and nutritional healthcare products.  This growth offset reduced sales of sugar, as overall foodservice operator volumes have declined due to the recent economic conditions.

While certain private label sales should remain strong, strengthening contract packaging volumes and replacing certain lost business from the prior year will be critical to this segment’s growth throughout fiscal 2009.

All Other

The All Other segment includes the Hormel Foods International (HFI) operating segment, which manufactures, markets, and sells Company products internationally.  This segment also includes various miscellaneous corporate sales.

All Other net sales increased 17.4 percent for the first quarter compared to fiscal 2008, reflecting strong HFI export sales of fresh pork and the SPAM family of products.  All Other segment profit decreased 8.6 percent compared to the prior year first quarter.  Segment profits were negatively impacted by weak performance at the Company’s international joint venture operations and the continued strength of the dollar versus currencies in key markets.  Lower input costs throughout the quarter strengthened margins on export business, however, which minimized the profit shortfall compared to the prior year.

Unallocated Income and Expenses

The Company does not allocate investment income, interest expense, and interest income to its segments when measuring performance.  The Company also retains various other income and unallocated expenses at corporate.  These items are included in the segment table for the purpose of reconciling segment results to earnings before income taxes.

Net interest and investment income for the first quarter of fiscal 2009 was a net expense of $5,064 compared to a net expense of $11,658 for the comparable period fiscal 2008.  The decreased expense primarily reflects improved returns on the Company’s rabbi trust for supplemental executive retirement plans and deferred income plans, which increased $7,722 for the first quarter compared to the prior year.  Interest expense of $7,455 for the first quarter exceeded the prior year due to higher outstanding borrowings against the Company’s short-term line of credit.  The Company anticipates that interest expense will approximate $29,000 for fiscal 2009.

General corporate expense for the first quarter was $8,497 compared to $10,328 for the comparable period of fiscal 2008.  Lower depreciation and compensation related expenses for the quarter more than offset an increase in pension and insurance expense compared to the prior year.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions that was disclosed in the Company’s Annual Report on Form 10-K for the year ended October 26, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Selected financial ratios at the end of the first quarter of fiscal years 2009 and 2008 are as follows:

	End of Quarter
	1st Quarter 2009	1st Quarter 2008

Liquidity Ratios
Current ratio	1.9	2.2
Receivables turnover	17.3	18.2
Days sales in receivables	19.9	19.4
Inventory turnover	7.4	8.1 *
Days sales in inventory	47.7	45.9 *

Leverage Ratio
Long-term debt (including current maturities) to equity	17.1%	17.8%

Operating Ratios
Pretax profit to net worth	24.6%	28.9%
Pretax profit to total assets	13.8%	16.3%

* Includes retrospective reclassification of shipping and handling expenses to cost of products sold from selling, general and administrative (See Note A of the Notes to Consolidated Financial Statements in this Form 10-Q).

Cash, cash equivalents, and short-term marketable securities were $267,108 at the end of the first quarter of fiscal year 2009 compared to $192,033 at the end of the comparable fiscal 2008 period.

Cash provided by operating activities was $171,390 in the first quarter of fiscal 2009 compared to $156,925 in the same period of fiscal 2008.  Lower earnings were offset by favorable changes in working capital, as significant decreases in accounts receivable and inventory balances during the first quarter of fiscal 2009 more than offset decreases in accounts payable and accrued expense balances.  During the first quarter, cash payments of $7,670 were made under the Company’s Long Term Incentive Plan, and $6,699 was paid to partially settle lump sum payment obligations under non-qualified pension plans triggered by executive retirements.

Cash used in investing activities decreased to $27,009 for the first quarter of fiscal 2009 from $72,089 in the comparable period of fiscal 2008.  The Company’s investments in available-for-sale securities resulted in a lower net cash outflow of $49,327 in the first quarter of fiscal 2009, compared to the same period of the prior year.  Fixed asset expenditures of $25,525 for the first three months of fiscal 2009 also declined compared to $31,895 in the same period of fiscal 2008.  The Company estimates its fiscal 2009 fixed asset expenditures to approximate $140,000 to $150,000, primarily related to the new production facility in Dubuque, Iowa.

Cash used in financing activities was $34,422 in the first quarter of fiscal 2009 compared to $90,351 in the same period of fiscal 2008.  The Company used $10,375 for common stock repurchases in the first three months of fiscal 2009, compared to $14,162 in the prior year.  For additional information pertaining to the Company’s share repurchase plans or programs, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”  Decreased payments on short-term debt also increased cash flows by $70,000, as the Company did not make any payments in the first quarter of fiscal 2009 and ended the quarter with $100,000 outstanding on its short-term line of credit.  Decreased cash flows generated from the exercise of stock options granted under the Company’s stock option plan offset a portion of the lower debt repayments.

Cash dividends paid to the Company’s stockholders also continue to be a significant financing activity for the Company.  Dividends paid in the first quarter of 2009 were $24,877 compared to $20,346 in the comparable period of fiscal 2008.  For fiscal 2009, the annual dividend rate has been increased to $0.76 per share, representing the 43rd consecutive annual dividend increase.  The Company has paid dividends for 322 consecutive quarters and expects to continue doing so.

The Company is required, by certain covenants in its debt agreements, to maintain specified levels of financial ratios and balance sheet position.  At the end of the first quarter of fiscal 2009, the Company was in compliance with all of these debt covenants.

Cash flow from operating activities provides the Company with its principal source of liquidity.  The Company does not anticipate a significant risk to cash flow from this source in the foreseeable future because the Company operates in a relatively stable industry and has strong products across several product lines.  However, due to the credit market conditions that began in the latter half of fiscal 2008, the Company has continued to manage its capital conservatively entering fiscal 2009.  Capital projects that are not time critical may be delayed.  Funding for the Company’s pension plans is being evaluated as the year progresses.  Share repurchase also remains a strategic option that will be considered as a use of free cash flows throughout fiscal 2009.

Contractual Obligations and Commercial Commitments

As discussed in Note K of the Notes to Consolidated Financial Statements, the Company adopted the provisions of FIN 48 at the beginning of fiscal 2008.  The Company’s contractual obligations by year related to this pronouncement cannot be determined, as the ultimate amount or timing of settlement of its reserves for income taxes cannot be reasonably estimated.  The total liability for unrecognized tax benefits, including interest and penalties, at January 25, 2009, was $38,756.

There have been no other material changes to the information regarding the Company’s future contractual financial obligations that was disclosed in the Company’s Annual Report on Form 10-K for the year ended October 26, 2008.

Off-Balance Sheet Arrangements

The Company currently provides a revocable standby letter of credit for $2,390 to guarantee obligations that may arise under workers compensation claims of an affiliated party.  This potential obligation is not reflected in the Company’s Consolidated Statements of Financial Position.

The Company has also guaranteed a $9,000 loan of an independent farm operator, of which approximately $2,900 of the loan proceeds have been spent to date with the remaining $6,100 being held in an escrow account.  The Company is obligated to make payments if the farm operator fails to do so, and the Company has made immaterial payments in fiscal 2008 and 2009.  The portion of the potential obligation currently held in escrow does not represent a risk to the Company and is therefore not reflected in the Company’s Consolidated Statements of Financial Position.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk (In Thousands of Dollars)

Hog Markets:  The Company’s earnings are affected by fluctuations in the live hog market.  To minimize the impact on earnings, and to ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods up to 15 years.  Purchased hogs under contract accounted for 93 percent and 91 percent of the total hogs purchased by the Company through the first three months of fiscal 2009 and 2008, respectively.  The majority of these contracts use market-based formulas based on hog futures, hog primal values, or industry reported hog markets.  Under normal, long-term market conditions, changes in the cash hog market are offset by proportional changes in primal values.  Therefore, a hypothetical 10 percent change in the cash hog market would have had an immaterial effect on the Company’s results of operations.

Certain procurement contracts allow for future hog deliveries (firm commitments) to be forward priced.  The Company generally hedges these firm commitments by using hog futures contracts.  These futures contracts are designated and accounted for as fair value hedges.  The change in the market value of such futures contracts has historically been highly effective at offsetting changes in price movements of the hedged item, and the Company evaluates the effectiveness of the contracts on a regular basis.  Changes in the fair value of the futures contracts, along with the gain or loss on the firm commitment, are marked-to-market through earnings and are recorded on the statement of financial position as a current asset and liability, respectively.  The fair value of the Company’s open futures contracts as of January 25, 2009, was $9,474, compared to $15,828 as of October 26, 2008.

The Company measures its market risk exposure on its hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in market prices.  A 10 percent increase in market prices would have negatively impacted the fair value of the Company’s January 25, 2009, open contracts by $5,840, which in turn would lower the Company’s future cost of purchased hogs by a similar amount.

Turkey and Hog Productions Costs:  The Company raises or contracts for live turkeys and hogs to meet some of its raw material supply requirements.  Production costs in raising hogs and turkeys are subject primarily to fluctuations in feed prices, and to a lesser extent, fuel costs.  Under normal, long-term market conditions, changes in the cost to produce turkeys and hogs are offset by proportional changes in their respective markets.

To reduce the Company’s exposure to changes in grain prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future direct grain purchases.  This program utilizes corn and soybean meal futures and swaps, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value with an unrealized loss of $35,957, before tax, on the statement of financial position as of January 25, 2009, compared to an unrealized loss of $63,250, before tax, as of October 26, 2008.

The Company measures its market risk exposure on its grain futures contracts and swaps using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain.  A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s January 25, 2009, open grain contracts by $29,138, which in turn would lower the Company’s future cost on purchased grain by a similar amount.

Natural Gas:  Production costs at the Company’s plants and feed mills are also subject to fluctuations in fuel costs.  To reduce the Company’s exposure to changes in natural gas prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future natural gas purchases.  This program utilizes natural gas swaps, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value with an unrealized loss of $17,006, before tax, on the statement of financial position as of January 25, 2009, compared to an unrealized loss of $10,229, before tax, as of October 26, 2008.

The Company measures its market risk exposure on its natural gas contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for natural gas.  A 10 percent decrease in the market price for natural gas would have negatively impacted the fair value of the Company’s January 25, 2009, open natural gas contracts by $3,329, which in turn would lower the Company’s future cost on natural gas purchases by a similar amount.

Long-Term Debt:  A principal market risk affecting the Company is the exposure to changes in interest rates on the Company’s fixed-rate, long-term debt.  Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $3,882.  The fair values of the Company’s long-term debt were estimated using discounted future cash flows based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

Investments:  The Company holds trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans.  The Company is subject to market risk due to fluctuations in the value of these investments, as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis.  As of January 25, 2009, the balance of these securities totaled $90,235.  As losses on these securities are not tax deductible, a 10 percent decline in the value of these assets would have a direct negative impact to the Company’s net earnings of approximately $9,024, while a 10 percent increase in value would have a positive impact of the same amount.

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

(b)               Internal Controls.

During the first quarter of fiscal year 2009, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The recent volatility in financial markets and the deterioration of national and global economic conditions could impact the Company’s operations as follows:

•                  The value of our investments in debt and equity securities may decline, including most significantly the Company’s trading securities held as part of a rabbi trust to fund supplemental executive retirement plans and deferred income plans, and the Company’s assets held in pension plans;

•                  The financial stability of our customers and suppliers may be compromised, which could result in additional bad debts for the Company or non-performance by suppliers; and

•                  It may become more costly or difficult to obtain financing to fund operations or investment opportunities, or to refinance the Company’s debt in the future.

Additionally, the Company utilizes hedging programs to reduce its exposure to various commodity market risks, which qualify for hedge accounting for financial reporting purposes.  Volatile fluctuations in market conditions could cause these instruments to become ineffective, which could require any gains or losses associated with these instruments to be reported in the Company’s earnings each period.  These instruments may also limit the Company’s ability to benefit from market gains if commodity prices become more favorable than those that have been secured under the Company’s hedging programs.

Fluctuations in commodity prices of pork, poultry, and feed ingredients could harm the Company’s earnings.

The Company’s results of operations and financial condition are largely dependent upon the cost and supply of pork, poultry, and feed grains as well as the selling prices for many of our products, which are determined by constantly changing market forces of supply and demand.

The live hog industry has evolved to very large, vertically integrated, year-round confinement operations operating under long-term supply agreements.  This has resulted in fewer hogs being available on the cash spot market.  The decrease in the supply of live hogs on the cash spot market could diminish the utilization of harvest facilities and increase the cost of the raw materials they produce.  Consequently, the Company uses long-term supply contracts to ensure a stable supply of raw materials while minimizing extreme fluctuations in costs over the long-term.  This may result, in the short-term, in costs for live hogs that are higher than the cash spot market depending on the relationship of the cash spot market to contract prices.  Market-based pricing on certain product lines, and lead time required to implement pricing adjustments, may prevent these cost increases from being recovered, and these higher costs could adversely affect our short-term financial results.

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

The Company is subject to risks associated with the outbreak of disease in pork and beef livestock, and poultry flocks, including Bovine Spongiform Encephalopathy (BSE), pneumo-virus, Porcine Circovirus 2 (PCV2), Porcine Reproduction & Respiratory Syndrome (PRRS), Foot-and-Mouth Disease (FMD), and Avian Influenza.  The outbreak of disease could adversely affect the Company’s supply of raw materials, increase the cost of production, and reduce operating margins.  Additionally, the outbreak of disease may hinder the Company’s ability to market and sell products both domestically and internationally.  The Company has developed business continuity plans for various disease scenarios and will continue to update these plans as necessary.  There can be no assurance given, however, that these plans will be effective in eliminating the negative effects of any such diseases on the Company’s operating results.

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

The Company has made several acquisitions in recent years including, most recently, Burke and Boca Grande, and regularly reviews opportunities for strategic growth through acquisitions.  Potential risks associated with acquisitions include the inability to integrate new operations successfully, the diversion of management’s attention from other business concerns, the potential loss of key employees and customers of the acquired companies, the possible assumption of unknown liabilities, potential disputes with the sellers, and the inherent risks in entering markets or lines of business in which the Company has limited or no prior experience.  Any or all of these risks could impact the Company’s financial results and business reputation.  In addition, acquisitions outside the United States may present unique challenges and increase the Company’s exposure to the risks associated with foreign operations.

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

The Company has approximately 19,100 employees, of which approximately 6,500 are represented by labor unions, principally the United Food and Commercial Workers’ Union.  A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities that results in work slowdowns or stoppages could harm the Company’s financial results.  Union contracts at the Company’s facilities in Eldridge, Iowa; Lathrop, California; and Stockton, California will expire during the remainder of fiscal 2009, covering a combined total of approximately 300 employees.  Negotiations have not yet been initiated at these locations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the First Quarter of Fiscal 2009

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 27, 2008 — November 30, 2008	0	—	0	2,270,379
December 1, 2008 — December 28, 2008	375,000	$27.67	375,000	1,895,379
December 29, 2008 — January 25, 2009	0	—	0	1,895,379
Total	375,000	$27.67	375,000

(1)On October 2, 2002, the Company announced that its Board of Directors had authorized the Company to repurchase up to 10,000,000 shares of common stock with no expiration date.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company conducted its annual shareholders’ meeting on January 27, 2009.

At the annual meeting, 119,125,420 shares were represented (88.6 percent of the 134,526,092 shares outstanding and entitled to vote).  Five items were considered at the meeting and the results of the voting were as follows:

1.  Election of Directors:  The nominees in the proxy statement were: Terrell K. Crews, Jeffrey M. Ettinger, Jody H. Feragen, Luella G. Goldberg, Susan I. Marvin, John L. Morrison, Elsa A. Murano, Ph.D., Robert C. Nakasone, Ronald D. Pearson, Dakota A. Pippins, Gary J. Ray, Hugh C. Smith, M.D., and John G. Turner.  The results were as follows:

Director	For	Withheld
Terrell K. Crews	115,091,930	4,033,490
Jeffrey M. Ettinger	118,629,164	496,256
Jody H. Feragen	117,414,228	1,711,192
Luella G. Goldberg	118,490,211	635,209
Susan I. Marvin	114,985,691	4,139,729
John L. Morrison	115,065,007	4,060,413
Elsa A. Murano, Ph.D.	98,592,358	20,533,062
Robert C. Nakasone	118,824,356	301,064
Ronald D. Pearson	98,583,022	20,542,398
Dakota A. Pippins	115,060,862	4,064,558
Gary J. Ray	118,801,277	324,143
Hugh C. Smith, M.D.	118,831,287	294,133
John G. Turner	114,978,730	4,146,690

2.  Ratification of the appointment of Ernst & Young LLP as the independent registered public accounting firm of the Company for the fiscal year ending October 25, 2009:

For:	118,329,120
Against:	612,297
Abstain:	184,003

3.  Approval of the Hormel Foods Corporation 2009 Long-Term Incentive Plan:

For:	83,757,348
Against:	23,804,385
Abstain:	911,153
Broker Non-Vote	10,652,534

4.  Approval of the Hormel Foods Corporation 2009 Nonemployee Director Deferred Stock Plan:

For:	104,506,062
Against:	2,995,040
Abstain:	971,784
Broker Non-Vote	10,652,534

5.  Stockholder proposal regarding disclosure of the greenhouse gas emissions caused by individual products via product packaging:

For:	2,296,658
Against:	99,743,248
Abstain:	6,432,980
Broker Non-Vote	10,652,534

Item 6.  Exhibits

3.2	Bylaws of Hormel Foods Corporation, as amended to date

10.1	Hormel Foods Corporation 2009 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 to Hormel’s Current Report on Form 8-K dated January 27, 2009, File No. 001- 02402.)

10.2	Hormel Foods Corporation 2009 Nonemployee Director Deferred Stock Plan

18.1	Preferability Letter Regarding Change in Accounting Principle

31.1	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORMEL FOODS CORPORATION

(Registrant)

Date: March 6, 2009	By	/s/ JODY H. FERAGEN
JODY H. FERAGEN
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 6, 2009	By	/s/ ROLAND G. GENTZLER
ROLAND G. GENTZLER
Vice President and Treasurer
(Duly Authorized Officer)