Form 10-Q
period 2009-04-26
HORMEL FOODS CORP /DE/
filed 2009-06-05
CIK 48465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 26, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class

Outstanding at May 31, 2009

Common Stock	$.0586 par value 134,259,729
Common Stock Non-Voting	$.01 par value -0-

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In Thousands of Dollars)

	April 26,	October 26,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$312,331	$154,778
Accounts receivable	344,925	411,010
Inventories	748,178	784,542
Deferred income taxes	47,565	45,948
Prepaid expenses and other current assets	33,297	41,900
TOTAL CURRENT ASSETS	1,486,296	1,438,178

DEFERRED INCOME TAXES	89,789	89,249

GOODWILL	619,705	619,325

OTHER INTANGIBLES	146,047	151,219

PENSION ASSETS	81,785	91,773

INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	80,590	93,617

OTHER ASSETS	165,577	155,453

PROPERTY, PLANT AND EQUIPMENT
Land	52,945	52,940
Buildings	672,588	662,519
Equipment	1,311,505	1,275,175
Construction in progress	68,691	78,083
	2,105,729	2,068,717
Less allowance for depreciation	(1,141,750)	(1,091,060)
	963,979	977,657

TOTAL ASSETS	$3,633,768	$3,616,471

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In Thousands of Dollars)

	April 26,	October 26,
	2009	2008
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$276,744	$378,520
Notes payable/Short-term debt	100,000	100,000
Accrued expenses	94,339	72,192
Accrued workers compensation	29,568	26,825
Accrued marketing expenses	71,307	60,223
Employee compensation	84,092	106,225
Taxes, other than federal income taxes	9,477	6,979
Dividends payable	25,579	24,946
Federal income taxes	4,554	5,323
TOTAL CURRENT LIABILITIES	695,660	781,233

LONG-TERM DEBT—less current maturities	350,000	350,000

PENSION AND POST-RETIREMENT BENEFITS	395,204	386,590

OTHER LONG-TERM LIABILITIES	87,388	91,076

SHAREHOLDERS’ INVESTMENT
Preferred stock, par value $.01 a share—authorized 80,000,000 shares; issued—none
Common stock, non-voting, par value $.01 a share—authorized 200,000,000 shares; issued—none
Common stock, par value $.0586 a share—authorized 400,000,000 shares; issued 134,281,577 shares April 26, 2009 issued 134,520,581 shares October 26, 2008	7,869	7,883
Additional paid-in capital	3,856	0
Accumulated other comprehensive loss	(112,931)	(113,184)
Retained earnings	2,206,722	2,112,873
TOTAL SHAREHOLDERS’ INVESTMENT	2,105,516	2,007,572

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$3,633,768	$3,616,471

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	April 26, 2009	April 27, 2008*	April 26, 2009	April 27, 2008*

Net sales	$1,595,043	$1,594,084	$3,284,129	$3,215,249
Cost of products sold	1,333,005	1,330,132	2,749,776	2,658,606
GROSS PROFIT	262,038	263,952	534,353	556,643

Selling, general and administrative	139,846	140,220	282,371	284,311

Equity in earnings of affiliates	770	821	674	3,190

OPERATING INCOME	122,962	124,553	252,656	275,522

Other income and expense:
Interest and investment income (loss)	8,584	3,253	10,975	(1,685)
Interest expense	(6,918)	(6,429)	(14,373)	(13,149)
EARNINGS BEFORE INCOME TAXES	124,628	121,377	249,258	260,688

Provision for income taxes	44,243	43,816	87,490	94,946

NET EARNINGS	$80,385	$77,561	$161,768	$165,742

NET EARNINGS PER SHARE:
BASIC	$0.60	$0.57	$1.20	$1.22
DILUTED	$0.59	$0.56	$1.20	$1.20

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	134,272	135,652	134,325	135,679
DILUTED	135,373	137,620	135,268	137,643

DIVIDENDS DECLARED PER SHARE:	$0.190	$0.185	$0.380	$0.370

* Includes retrospective reclassification of shipping and handling expenses to cost of products sold from selling, general and administrative (See Note A).

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(Unaudited)

	Six Months Ended
	April 26, 2009	April 27, 2008
OPERATING ACTIVITIES
Net earnings	$161,768	$165,742
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	57,322	57,823
Amortization of intangibles	5,172	6,148
Equity in earnings of affiliates	(2,183)	(4,587)
Provision for deferred income taxes	(4,417)	(8,492)
Loss on property/equipment sales and plant facilities	160	1,377
Gain on dissolution of joint venture	(3,634)	0
Non-cash investment activities	(5,034)	4,600
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	74,934	15,057
Decrease (Increase) in inventories, prepaid expenses, and other current assets	60,753	(85,392)
Decrease (Increase) in pension assets	3,028	(398)
Decrease in accounts payable, accrued expenses, and pension and post-retirement benefits	(95,733)	(32,346)
Other	6,816	243
NET CASH PROVIDED BY OPERATING ACTIVITIES	258,952	119,775

INVESTING ACTIVITIES
Sale of available-for-sale securities	6,270	146,308
Purchase of available-for-sale securities	(2,371)	(155,207)
Acquisitions of businesses/intangibles	(580)	(3,920)
Purchases of property/equipment	(45,821)	(67,941)
Proceeds from sales of property/equipment	2,017	1,604
(Increase) Decrease in investments, equity in affiliates, and other assets	(1,581)	7,700
NET CASH USED IN INVESTING ACTIVITIES	(42,066)	(71,456)

FINANCING ACTIVITIES
Proceeds from short-term debt	0	25,000
Principal payments on short-term debt	0	(70,000)
Principal payments on long-term debt	0	(54)
Dividends paid on common stock	(50,376)	(45,469)
Share repurchase	(10,375)	(21,927)
Proceeds from exercise of stock options	1,459	10,739
Other	(41)	10,799
NET CASH USED IN FINANCING ACTIVITIES	(59,333)	(90,912)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	157,553	(42,593)
Cash and cash equivalents at beginning of year	154,778	149,749

CASH AND CASH EQUIVALENTS AT END OF QUARTER	$312,331	$107,156

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

Change in Accounting Principle

In the first quarter of fiscal 2009, the Company changed its method of accounting for shipping and handling expenses and reclassified them from selling, general and administrative to cost of products sold.  This presentation is preferable because the inclusion of shipping and handling expenses in cost of products sold better reflects the cost of producing and distributing the Company’s products.  It also enhances the comparability of the financial statements with our industry peers.  As required by U.S. generally accepted accounting principles, the change has been reflected in the Consolidated Statements of Operations through retrospective application of the change in accounting principle.  The change resulted in a decrease in selling, general and administrative (and a corresponding increase in cost of products sold) for fiscal years 2008, 2007, and 2006 of $459,818, $411,726, and $409,487, respectively.  For the second quarter and six months ended April 27, 2008, the reclassification totaled $112,687 and $222,015, respectively.  The change did not impact net earnings or net earnings per share as previously reported.

Investments

The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans, which is included in other assets on the Consolidated Statements of Financial Position.  The securities held by the trust are classified as trading securities in accordance with Statement of Financial Accounting Standard (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and therefore, unrealized gains and losses associated with these investments are included in the Company’s earnings.  Gains related to securities still held by the trust were $4,144 and $5,848 for the quarter and six months ended April 26, 2009, respectively, compared to gains of $2,209 and losses of $3,809 for the quarter and six months ended April 27, 2008.

Supplemental Cash Flow Information

Non-cash investment activities presented on the Consolidated Statements of Cash Flows generally consist of unrealized gains or losses on the Company’s rabbi trust investments, amortization of affordable housing investments, and amortization of bond financing costs.  The noted investments are included in other assets on the Consolidated Statements of Financial Position.  Changes in the value of these investments are included in the Company’s net earnings and are presented in the Consolidated Statements of Operations as either interest and investment income or interest expense, as appropriate.

Guarantees

The Company enters into various agreements guaranteeing specified obligations of affiliated parties.  The Company’s guarantees either terminate in one year or remain in place until such time as the Company revokes the agreement.  The Company currently provides a revocable standby letter of credit for obligations of an affiliated party that may arise under worker compensation claims.  This guarantee provided by the Company amounted to $2,390 as of April 26, 2009, and is not reflected in the Company’s Consolidated Statements of Financial Position.

The Company has also guaranteed a $9,000 loan of an independent farm operator.  The loan arose to provide financing to develop a hog growing operation on a tract of land in Arizona, and the term of the loan runs through November 2023.  Approximately $2,900 of the loan proceeds have been spent to date, with the remaining $6,100 being held in an escrow account.  The Company is obligated to make payments if the farm operator fails to do so, and the Company has made immaterial payments in fiscal 2008 and 2009.  As there is no current intention to spend additional funds on this project, the Company estimates its maximum liability remaining under this guarantee to be approximately $2,500 plus interest.  The portion of the potential obligation currently held in escrow does not represent a risk to the Company and is therefore not reflected in the Company’s Consolidated Statements of Financial Position.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161).  The pronouncement amends and expands the disclosure requirements previously required by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  This statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company adopted the provisions of SFAS 161 in the second quarter of fiscal 2009, and the required disclosures are provided in Note H — Derivatives and Hedging.  Adoption did not impact consolidated net earnings, cash flows, or financial position.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157).  The pronouncement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  However, in February 2008, the FASB also issued FASB Staff Position FAS 157-2 (FSP 157-2), which delayed the effective date of SFAS 157 by one year for nonfinancial assets and liabilities measured at fair value that are recognized or disclosed on a nonrecurring basis (e.g. goodwill, intangible assets, and long-lived assets measured at fair value for impairment testing or nonfinancial assets and liabilities initially measured at fair value during a business combination).  Therefore, the Company adopted SFAS 157 at the beginning of fiscal 2009 for its financial assets and liabilities.  Adoption did not impact net earnings, cash flows, or financial position, but resulted in additional disclosures. (See further discussion in Note I — Fair Value Measurements.)  Subject to the deferral allowed by FSP 157-2, the Company will apply the provisions of SFAS 157 to its nonfinancial assets and liabilities in fiscal 2010, and is currently assessing the impact of this adoption.

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

NOTE B                                                  ACQUISITIONS

On June 13, 2008, the Company purchased Boca Grande Foods, Inc. (Boca Grande) for a purchase price of $23,361 cash, including related costs.  Boca Grande manufactures, sells, and distributes liquid portion products, and operates a facility in Duluth, Georgia.  This acquisition provides additional capacity, production capabilities, and customers for liquid portion products for Diamond Crystal Brands within the Specialty Foods segment.

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

A reconciliation of the number of options outstanding and exercisable (in thousands) as of April 26, 2009, and changes during the six months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 26, 2008	10,735	$31.04
Granted	1,312	26.80
Exercised	(124)	16.74
Forfeitures	(50)	37.41
Outstanding at April 26, 2009	11,873	$30.69	6.1 years	$33,008
Exercisable at April 26, 2009	7,405	$28.25	4.8 years	$27,984

The weighted-average grant date fair value of stock options granted, and the total intrinsic value of options exercised during the second quarter and first six months of fiscal years 2009 and 2008, are as follows:

	Three Months Ended		Six Months Ended
	April 26, 2009	April 27, 2008	April 26, 2009	April 27, 2008
Weighted-average grant date fair value	$6.76	$9.67	$5.86	$10.38
Intrinsic value of exercised options	$258	$10,911	$1,558	$24,606

The fair value of each ordinary option award is calculated on the date of grant using the Black-Scholes valuation model utilizing the following weighted-average assumptions.

	Three Months Ended		Six Months Ended
	April 26, 2009	April 27, 2008	April 26, 2009	April 27, 2008
Risk-Free Interest Rate	3.4%	3.7%	3.2%	4.0%
Dividend Yield	2.5%	1.9%	2.5%	1.8%
Stock Price Volatility	22.0%	21.0%	22.0%	21.0%
Expected Option Life	8 years	8 years	8 years	8 years

As part of the annual valuation process, the Company reassesses the appropriateness of the inputs used in the valuation models.  The Company establishes the risk-free interest rate using stripped U.S. Treasury yields as of the grant date where the remaining term is approximately the expected life of the option.  The dividend yield is set based on the Company’s targeted dividend yield.  The expected volatility assumption is set based primarily on historical volatility.  As a reasonableness test, implied volatility from exchange traded options is also examined to validate the volatility range obtained from the historical analysis.  The expected life assumption is set based on an analysis of past exercise behavior by option holders.  In performing the valuations for ordinary option grants, the Company has not stratified option holders as exercise behavior has historically been consistent across all employee groups.

The Company’s nonvested shares vest after five years or upon retirement.  A reconciliation of the nonvested shares (in thousands) as of April 26, 2009, and changes during the six months then ended, is as follows:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at October 26, 2008	77	$35.72
Granted	28	30.39
Vested	(8)	26.97
Nonvested at April 26, 2009	97	$34.90

The weighted-average grant date fair value of nonvested shares granted, the total fair value of nonvested shares granted, and the fair value of shares that have vested during the second quarter and first six months of fiscal years 2009 and 2008, are as follows:

	Three Months Ended		Six Months Ended
	April 26, 2009	April 27, 2008	April 26, 2009	April 27, 2008
Weighted-average grant date fair value	$30.39	$38.97	$30.39	$38.97
Fair value of nonvested shares granted	$836	$974	$836	$974
Fair value of shares vested	$202	$43	$204	$43

Stock-based compensation expense, along with the related income tax benefit, for the second quarter and first six months of fiscal years 2009 and 2008 are presented in the table below.

	Three Months Ended		Six Months Ended
	April 26, 2009	April 27, 2008	April 26, 2009	April 27, 2008
Stock-based compensation expense recognized	$3,366	$3,233	$7,416	$9,578
Income tax benefit recognized	(1,294)	(1,235)	(2,852)	(3,658)
After-tax stock-based compensation expense	$2,072	$1,998	$4,564	$5,920

At April 26, 2009, there was $18,011 of total unrecognized compensation expense from stock-based compensation arrangements granted under the plans.  This compensation is expected to be recognized over a weighted-average period of approximately 2.6 years.  During the quarter and six months ended April 26, 2009, cash received from stock option exercises was $342 and $1,459, compared to $1,989 and $10,739 for the quarter and six months ended April 27, 2008.  The total tax benefit to be realized for tax deductions from these option exercises for the quarter and six months ended April 26, 2009, was $99 and $599, respectively, compared to $4,167 and $9,397 in the comparable periods in fiscal 2008.  The amounts reported for tax deductions for option exercises in the quarter and six months ended April 26, 2009 include $90 and $590, respectively, of excess tax benefits compared to $4,134 and $9,103, respectively, of excess tax benefits in the comparable periods last year, which are included in “Other” under financing activities on the Consolidated Statements of Cash Flows (with an offsetting amount in other operating activities).

Shares issued for option exercises and nonvested shares may be either authorized but unissued shares, or shares of treasury stock acquired in the open market or otherwise.

NOTE D                                                  GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three and six month periods ended April 26, 2009, are presented in the tables below.  Additions and adjustments during fiscal 2009 primarily relate to the Boca Grande acquisition.

	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	All Other	Total
Balance as of January 25, 2009	$123,316	$85,539	$203,214	$206,658	$674	$619,401
Goodwill acquired	—	—	—	36	—	36
Purchase adjustments	—	—	—	268	—	268
Balance as of April 26, 2009	$123,316	$85,539	$203,214	$206,962	$674	$619,705

	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	All Other	Total
Balance as of October 26, 2008	$123,316	$85,537	$203,214	$206,584	$674	$619,325
Goodwill acquired	—	2	—	55	—	57
Purchase adjustments	—	—	—	323	—	323
Balance as of April 26, 2009	$123,316	$85,539	$203,214	$206,962	$674	$619,705

The gross carrying amount and accumulated amortization for definite-lived intangible assets are presented below.

	April 26, 2009		October 26, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Proprietary software & technology	$23,800	$(10,024)	$24,200	$(8,986)
Customer lists/relationships	19,678	(6,665)	21,078	(6,936)
Formulas & recipes	17,104	(8,854)	20,604	(11,405)
Non-compete covenants	7,020	(4,438)	20,120	(16,734)
Distribution network	4,120	(2,333)	4,120	(2,127)
Other intangibles	7,230	(2,985)	8,630	(3,829)
Total	$78,952	$(35,299)	$98,752	$(50,017)

Amortization expense was $2,587 and $5,172 for the three and six months ended April 26, 2009, respectively, compared to $2,900 and $6,148 for the three and six months ended April 27, 2008.

Estimated annual amortization expense for the five fiscal years after October 26, 2008, is as follows:

2009	$10,299
2010	9,199
2011	7,681
2012	7,124
2013	6,071

The carrying amounts for indefinite-lived intangible assets are presented in the table below.

	April 26, 2009	October 26, 2008
Brands/tradenames/trademarks	$94,410	$94,500
Other intangibles	7,984	7,984
Total	$102,394	$102,484

NOTE E                                                    EARNINGS PER SHARE DATA

The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	April 26, 2009	April 27, 2008	April 26, 2009	April 27, 2008

Basic weighted-average shares outstanding	134,272	135,652	134,325	135,679

Dilutive potential common shares	1,101	1,968	943	1,964

Diluted weighted-average shares outstanding	135,373	137,620	135,268	137,643

NOTE F                                                    COMPREHENSIVE INCOME

Components of comprehensive income, net of taxes, are:

	Three Months Ended		Six Months Ended
	April 26, 2009	April 27, 2008	April 26, 2009	April 27, 2008

Net earnings	$80,385	$77,561	$161,768	$165,742
Other comprehensive (loss) income:
Deferred (loss) gain on hedging	(14,999)	11,855	(10,405)	33,720
Reclassification adjustment into net earnings	14,467	(5,290)	14,973	(5,066)
Foreign currency translation	(1,054)	271	(3,288)	5,052
Pension and post-retirement benefits	1,446	2,145	(2,486)	4,288
Other comprehensive (loss) income	(140)	8,981	(1,206)	37,994
Total comprehensive income	$80,245	$86,542	$160,562	$203,736

NOTE G                                                  INVENTORIES

Principal components of inventories are:

	April 26, 2009	October 26, 2008

Finished products	$406,009	$431,095
Raw materials and work-in-process	206,599	215,353
Materials and supplies	135,570	138,094

Total	$748,178	$784,542

NOTE H                                                  DERIVATIVES AND HEDGING

The Company uses hedging programs to manage price risk associated with commodity purchases.  These programs utilize futures contracts and swaps to manage the Company’s exposure to price fluctuations in the commodities markets.  The Company has determined its hedge programs to be highly effective in offsetting the changes in fair value or cash flows generated by the items hedged.

Cash Flow Hedges:  The Company utilizes corn and soybean meal futures to offset the price fluctuation in the Company’s future direct grain purchases, and has entered into various swaps to hedge the purchases of grain and natural gas at certain plant locations.  The financial instruments are designated and accounted for as cash flow hedges, and the Company measures the effectiveness of the hedges on a regular basis.  Effective gains or losses related to these cash flow hedges are reported in accumulated other comprehensive loss and reclassified into earnings, through cost of products sold, in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  The Company typically does not hedge its grain exposure beyond 24 months and its natural gas exposure beyond 36 months.  As of April 26, 2009, the Company had the following outstanding commodity futures contracts and swaps that were entered into to hedge forecasted purchases:

Commodity	Volume
Corn	26.7 million bushels
Soybean Meal	223,200 bushels
Natural Gas	5.9 million MMBTU’s

As of April 26, 2009, the Company has included in accumulated other comprehensive loss, hedging losses of $58,538 (before tax) relating to its positions.  The Company expects to recognize the majority of these losses over the next 12 months.

Fair Value Hedges:  The Company utilizes futures to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The intent of the program is to make the forward priced commodities cost nearly the same as cash market purchases at the date of delivery.  The futures contracts are designated and accounted for as fair value hedges, and the Company measures the effectiveness of the hedges on a regular basis.  Changes in the fair value of the futures contracts, along with the gain or loss on the hedged purchase commitment, are marked-to-market through earnings and are recorded on the Consolidated Statement of Financial Position as a current asset and liability, respectively.  Effective gains or losses related to these fair value hedges are recognized through cost of products sold in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  As of April 26, 2009, the Company had the following outstanding commodity futures contracts designated as fair value hedges:

Commodity	Volume
Corn	12.2 million bushels
Soybean Meal	8,900 bushels
Lean Hogs	225,600 cwt

Other Derivatives:  During fiscal 2009, the Company has held certain futures contract positions as part of a merchandising program.  The Company has not applied hedge accounting to these positions.  As of April 26, 2009, the Company had the following outstanding commodity futures contracts related to this program:

Commodity	Volume
Pork Bellies	48,800 cwt
Lean Hogs	24,000 cwt

Fair Values:  The fair values of the Company’s derivative instruments as of April 26, 2009, were as follows:

	April 26, 2009
	Location on Consolidated Statement of Financial Position	Fair Value (1)
Asset Derivatives:
Derivatives Designated as Hedges:
Commodity contracts	Prepaid expenses and other current assets	$9,886

Derivatives Not Designated as Hedges:
Commodity contracts	Prepaid expenses and other current assets	(1,096)

Total Asset Derivatives		$8,790

Liability Derivatives:
Derivatives Designated as Hedges:
Commodity contracts	Accounts payable	$25,096

Total Liability Derivatives		$25,096

(1)  Amounts represent the gross fair value of derivative assets and liabilities. In accordance with FASB Staff Position FIN No. 39-1, the Company nets its derivative assets and liabilities, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract. See Note I - Fair Value Measurements for a discussion of the net amounts as reported in the Consolidated Statement of Financial Position.

Derivative Gains and Losses:  Gains or losses (before tax) related to the Company’s derivative instruments for the quarter ended April 26, 2009, were as follows:

Cash Flow Hedges:	Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss (AOCL) (Effective Portion)(1)	Location of Gains/(Losses) on Consolidated Statement of Operations	Gain/(Loss) Reclassified from AOCL into Earnings (Effective Portion)(1)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2)
Commodity contracts	$(24,570)	Cost of products sold	$(23,475)		$626	(4)

Fair Value Hedges:		Location of Gains/(Losses) on Consolidated Statement of Operations	Gain/(Loss) Recognized in Earnings (Effective Portion)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2)
Commodity contracts		Cost of products sold	$17,847	(3)	$(1,470	)(5)

Derivatives Not Designated as Hedges:		Location of Gains/(Losses) on Consolidated Statement of Operations	Gain/(Loss) Recognized in Earnings
Commodity contracts		Cost of products sold	$120

(1)	Amounts represent gains or losses in AOCL before tax. See Note F — Comprehensive Income for the after tax impact of these gains or losses on net earnings.
(2)	There were no gains or losses excluded from the assessment of hedge effectiveness during the quarter.
(3)	Gains on commodity contracts designated as fair value hedges were offset by a corresponding loss on the underlying hedged purchase commitment.
(4)	There were no gains or losses resulting from the discontinuance of cash flow hedges during the quarter.
(5)	There were no gains or losses recognized as a result of a hedged firm commitment no longer qualifying as a fair value hedge during the quarter.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of April 26, 2009, and their level within the fair value hierarchy, are presented in the table below.

	Fair Value Measurements at April 26, 2009
	Fair Value at April 26, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Cash equivalents (1)	$229,061	$229,061	$—	$—
Trading securities (2)	94,379	94,379	—	—
Commodity derivatives (3)	7,490	7,490	—	—
Total Assets at Fair Value	$330,930	$330,930	$—	$—

Liabilities at Fair Value:
Commodity derivatives (3)	$25,096	$—	$25,096	$—
Deferred compensation (2)	34,746	8,684	26,062	—
Total Liabilities at Fair Value	$59,842	$8,684	$51,158	$—

The following methods and assumptions were used to estimate the fair value of the financial assets and liabilities above:

(1)                                 The Company’s cash equivalents consist of money market funds rated AAA.  As these investments have a maturity date of three months or less, the carrying value approximates fair value.

(2)                                 The Company holds trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans.  The rabbi trust is included in other assets on the Consolidated Statements of Financial Position and is valued based on the underlying fair value of each fund held by the trust.  The funds held are all managed by a third party, and include fixed income funds, equity securities, money market accounts, or other portfolios for which there is an active quoted market.  Therefore, these securities are classified as Level 1.  The related deferred compensation liabilities are included in other long term liabilities on the Consolidated Statements of Financial Position and are valued based on the underlying investment selections held in each participant’s account.  Investment options generally mirror those funds held by the rabbi trust, for which there is an active quoted market.  Therefore, these investment balances are classified as Level 1.  The Company also offers a fixed rate investment option to participants.  The rate earned on these investments is adjusted annually based on a specified percentage of the United States Internal Revenue Service (I.R.S.) Applicable Federal Rates in effect, and therefore, these balances are classified as Level 2.

(3)                                 The Company’s commodity derivatives represent futures contracts and swaps used in its hedging programs to offset price fluctuations associated with purchases of corn, soybean meal, and natural gas, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The Company’s futures contracts for corn and soybean meal are traded on the Chicago Board of Trade (CBOT), while futures contracts for lean hogs and bellies are traded on the Chicago Mercantile Exchange.  These are active markets with quoted prices available, and therefore, the futures contracts are classified as Level 1.  The Company’s corn and soybean meal swaps settle based on quoted prices from the CBOT, while natural gas swaps are settled based on quoted prices from the New York Mercantile Exchange.  As the swaps settle based on quoted market prices, but are not held directly with the exchange, the swaps are classified as Level 2.  All derivatives are reviewed for potential credit risk and risk of nonperformance.  In accordance with FASB Staff Position FIN No. 39-1, the Company nets its derivative assets and liabilities, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract.  The net balance for each arrangement is included in prepaid expenses and other current assets or accounts payable, as appropriate, in the Consolidated Statements of Financial Position.  As of April 26, 2009, the Company had recognized the right to reclaim cash collateral of $41,090 from, and the obligation to return cash collateral of $42,390 to, various counterparties.

NOTE J                 PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic benefit cost for pension and other post-retirement benefit plans consists of the following:

	Pension Benefits
	Three Months Ended		Six Months Ended
	April 26, 2009	April 27, 2008	April 26, 2009	April 27, 2008
Service cost	$4,530	$5,032	$9,033	$10,015
Interest cost	11,799	11,074	23,617	22,331
Expected return on plan assets	(13,074)	(14,203)	(26,148)	(28,350)
Amortization of prior service cost	(151)	(38)	(297)	(76)
Recognized actuarial loss	1,343	1,317	2,674	2,633
Settlement charge	—	—	4,219	—
Net periodic cost	$4,447	$3,182	$13,098	$6,553

	Post-retirement Benefits
	Three Months Ended		Six Months Ended
	April 26, 2009	April 27, 2008	April 26, 2009	April 27, 2008
Service cost	$552	$682	$1,104	$1,364
Interest cost	5,583	5,649	11,166	11,299
Amortization of prior service cost	1,377	1,454	2,753	2,908
Recognized actuarial (gain) loss	(210)	736	(420)	1,472
Net periodic cost	$7,302	$8,521	$14,603	$17,043

A $4,219 charge was recognized in the first quarter of fiscal 2009 for partial settlements on non-qualified pension plans resulting from executive retirements. The Company anticipates making a contribution between $15,000 and $20,000 in the third quarter of fiscal 2009 to fund its pension plans at required levels, and is currently evaluating an additional discretionary contribution.

NOTE K                 INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (FIN 48) at the beginning of fiscal 2008, on October 29, 2007.  The amount of unrecognized tax benefits, including interest and penalties, at April 26, 2009, recorded in other long-term liabilities was $38,862, of which $25,297 would impact the Company’s effective tax rate if recognized.  The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense, with $415 and $1,000 included in expense in the second quarter and first six months of fiscal 2009, respectively.  The amount of accrued interest and penalties at April 26, 2009, associated with unrecognized tax benefits was $9,869.

The Company is regularly audited by federal and state taxing authorities.  During fiscal year 2007, the I.R.S. concluded its examination of the Company’s consolidated federal income tax returns for the fiscal years through 2005.  The Company is currently under examination by the I.R.S. for the fiscal years 2006 and 2007.  The Company is in various stages of audit by several state taxing authorities on a variety of fiscal years, as far back as 1996.  While it is reasonably possible that one or more of these audits may be completed within the next 12 months and that the related unrecognized tax benefits may change, based on the status of the examinations it is not possible to reasonably estimate the effect of any amount of such change to previously recorded uncertain tax positions.

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

The Refrigerated Foods segment includes the Hormel Refrigerated, Farmer John, Burke Corporation, and Dan’s Prize operating segments.  This segment consists primarily of the processing, marketing, and sale of branded and unbranded pork and beef products for retail, foodservice, and fresh product customers.  Results for the Hormel Refrigerated operating segment include the Precept Foods business, which offers a variety of case-ready beef and pork products to retail customers.  Precept Foods, LLC, is a 51 percent owned joint venture between Hormel Foods Corporation and Cargill Meat Solutions Corporation, a wholly-owned subsidiary of Cargill, Incorporated.

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

	Three Months Ended		Six Months Ended
	April 26, 2009	April 27, 2008	April 26, 2009	April 27, 2008
Sales to Unaffiliated Customers
Grocery Products	$241,684	$233,464	$483,627	$460,879
Refrigerated Foods	834,062	831,821	1,731,486	1,689,281
Jennie-O Turkey Store	289,745	291,889	594,784	583,338
Specialty Foods	173,586	182,534	352,476	371,321
All Other	55,966	54,376	121,756	110,430
Total	$1,595,043	$1,594,084	$3,284,129	$3,215,249

Intersegment Sales
Grocery Products	$0	$0	$0	$0
Refrigerated Foods	1,745	1,114	3,915	1,979
Jennie-O Turkey Store	27,450	24,177	48,969	45,988
Specialty Foods	25	23	103	118
All Other	0	0	0	0
Total	$29,220	$25,314	$52,987	$48,085
Intersegment elimination	(29,220)	(25,314)	(52,987)	(48,085)
Total	$0	$0	$0	$0

Net Sales
Grocery Products	$241,684	$233,464	$483,627	$460,879
Refrigerated Foods	835,807	832,935	1,735,401	1,691,260
Jennie-O Turkey Store	317,195	316,066	643,753	629,326
Specialty Foods	173,611	182,557	352,579	371,439
All Other	55,966	54,376	121,756	110,430
Intersegment elimination	(29,220)	(25,314)	(52,987)	(48,085)
Total	$1,595,043	$1,594,084	$3,284,129	$3,215,249

Segment Operating Profit
Grocery Products	$43,677	$41,611	$83,312	$77,980
Refrigerated Foods	51,695	55,625	97,440	118,431
Jennie-O Turkey Store	16,678	11,708	45,927	46,512
Specialty Foods	15,432	15,513	30,749	33,806
All Other	5,027	5,843	13,272	14,868
Total segment operating profit	$132,509	$130,300	$270,700	$291,597

Net interest and investment income	1,666	(3,176)	(3,398)	(14,834)
General corporate expense	(9,547)	(5,747)	(18,044)	(16,075)

Earnings before income taxes	$124,628	$121,377	$249,258	$260,688

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

The Company earned $0.59 per diluted share in the second quarter of fiscal 2009, an increase of 5.4 percent compared to $0.56 per diluted share in the second quarter of fiscal 2008.  Significant factors impacting the quarter were:

•                  Refrigerated Foods profits decreased due to pork operating losses generated by a continued unfavorable spread between hog costs and primal values.

•                  Grocery Products showed increased profit results, driven by continued strength in sales of core product lines.

•                  Jennie-O Turkey Store reported a significant increase in profits, driven primarily by lower feed costs during the quarter due to a planned reduction in turkey production and a decreased cost per ton.

•                  The Company recognized a $3,634 pre-tax gain on the dissolution of its Carapelli USA, LLC joint venture.

Consolidated Results

Net earnings for the second quarter of fiscal 2009 increased 3.6 percent to $80,385 compared to $77,561 in the same quarter of 2008.  Diluted earnings per share for the quarter increased 5.4 percent to $0.59 from $0.56 last year.  Net earnings for the first six months of 2009 decreased 2.4 percent to $161,768 from $165,742 in 2008.  Diluted earnings per share for the same period were even with the prior year at $1.20.

Net sales for the second quarter of fiscal 2009 remained comparable to the prior year at $1,595,043 versus $1,594,084 in 2008.  Tonnage decreased 2.3 percent to 1,122 million lbs. for the second quarter compared to 1,148 million lbs. in the same quarter of last year.  Net sales for the first six months of fiscal 2009 increased 2.1 percent to $3,284,129 from $3,215,249 in the first six months of fiscal 2008.  Tonnage for the six months decreased 1.7 percent to 2,290 million lbs. compared to 2,330 million lbs. in 2008.  Tonnage declines primarily reflect planned reductions in production for the Company’s turkey and pork operations in response to market conditions, and continued weakness in foodservice sales due to the economic downturn.  Net sales results remained comparable to the prior year as strong demand for the Company’s retail products and the impact of fiscal 2008 pricing initiatives partially offset the impact of the tonnage declines.

Gross profit for the second quarter and first six months of fiscal 2009 was $262,038 and $534,353, respectively, compared to $263,952 and $556,643 for the same periods last year.  Gross profit as a percentage of net sales for the second quarter and six months decreased to 16.4 and 16.3 percent in 2009, from 16.6 and 17.3 percent for the comparable quarter and six months of fiscal 2008.  An unfavorable spread between hog costs and primal values has existed throughout much of the first half of fiscal 2009, and has resulted in significant margin losses for pork operations within Refrigerated Foods.  This relationship will continue to impact margins entering the third quarter.  The pork operating losses were partially offset by gains in the Company’s value-added businesses due to the lower input costs and strong sales growth.  Margin improvement was also noted at Jennie-O Turkey Store during the second quarter driven by lower feed costs compared to the prior year, due to a planned reduction in turkey production and a decreased cost per ton, but margins for the six months still remain below fiscal 2008 levels due to weak commodity meat markets.  Lower freight expense across most segments of the Company also provided a benefit for both the second quarter and six months.

Selling, general and administrative expenses for the second quarter and first six months of fiscal 2009 were $139,846 and $282,371, respectively, compared to $140,220 and $284,311 last year.  As a percentage of net sales, selling, general and administrative expenses for the second quarter were even with the prior year at 8.8 percent.  For the first six months, these expenses declined to 8.6 percent from 8.8 percent in fiscal 2008.  During fiscal 2009, lower expenses were incurred related to compensation, travel, and professional services.  These items offset increased medical expenses and higher pension expenses related to executive retirements.  A decrease in the Company’s advertising expenses compared to the prior year also contributed to the reduced expense.  The Company expects overall selling, general and administrative expenses to be approximately 9.0 percent of net sales for the remainder of fiscal 2009.

Equity in earnings of affiliates was $770 and $674 for the second quarter and first six months, respectively, compared to $821 and $3,190 last year.  Decreases for both the second quarter and six months were driven by lower results from the Company’s 40 percent owned Philippine joint venture, Purefoods-Hormel Company, and the Company’s 49 percent owned joint venture, San Miguel Purefoods (Vietnam) Co. Ltd.  These declines were partially offset by improved performance from the Company’s 50 percent owned joint venture, Herdez Corporation.  Minority interests in the Company’s consolidated investments are also reflected in these figures, and remained comparable to the prior year.

The effective tax rate for the second quarter and first six months of fiscal 2009 was 35.5 and 35.1 percent, respectively, compared to 36.1 and 36.4 percent for the comparable quarter and six months of fiscal 2008.  The lower rate for both the second quarter and first six months of fiscal 2009 reflects more positive returns on the Company’s rabbi trust in the current year, which are not taxable.  The lower rate for the six months is also due to an increase in interest reserves as a result of the adoption of FIN 48 and net unfavorable discrete items in the first quarter of fiscal 2008.  The Company expects a full-year effective tax rate of approximately 36.0 percent for fiscal 2009.

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

	Three Months Ended			Six Months Ended
	April 26, 2009	April 27, 2008	% Change	April 26, 2009	April 27, 2008	% Change
Net Sales
Grocery Products	$241,684	$233,464	3.5	$483,627	$460,879	4.9
Refrigerated Foods	834,062	831,821	0.3	1,731,486	1,689,281	2.5
Jennie-O Turkey Store	289,745	291,889	(0.7)	594,784	583,338	2.0
Specialty Foods	173,586	182,534	(4.9)	352,476	371,321	(5.1)
All Other	55,966	54,376	2.9	121,756	110,430	10.3
Total	$1,595,043	$1,594,084	0.1	$3,284,129	$3,215,249	2.1

Segment Operating Profit
Grocery Products	$43,677	$41,611	5.0	$83,312	$77,980	6.8
Refrigerated Foods	51,695	55,625	(7.1)	97,440	118,431	(17.7)
Jennie-O Turkey Store	16,678	11,708	42.4	45,927	46,512	(1.3)
Specialty Foods	15,432	15,513	(0.5)	30,749	33,806	(9.0)
All Other	5,027	5,843	(14.0)	13,272	14,868	(10.7)

Total segment operating profit	$132,509	$130,300	1.7	$270,700	$291,597	(7.2)
Net interest and investment income	1,666	(3,176)	152.5	(3,398)	(14,834)	77.1
General corporate expense	(9,547)	(5,747)	(66.1)	(18,044)	(16,075)	(12.2)

Earnings before income taxes	$124,628	$121,377	2.7	$249,258	$260,688	(4.4)

Grocery Products

The Grocery Products segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market.

Grocery Products net sales increased 3.5 percent for the second quarter and 4.9 percent for the first six months compared to the same fiscal 2008 periods.  Tonnage increased 1.8 percent for the second quarter and 2.0 percent for the first six months compared to the prior year.  Double-digit increases in sales of the SPAM family of products, Dinty Moore stew, and Hormel chili drove the top-line results for the quarter and six months.  These product lines continue to offer a good value proposition to consumers.  Gains were also noted on the Company’s portfolio of Mexican products, and sales of Hormel Compleats microwave meals showed improvement compared to recent quarters due to successful promotional programs.

Segment profit for Grocery Products increased 5.0 percent for the second quarter and 6.8 percent for the six months compared to the fiscal 2008.  The volume gains noted above contributed to the increase, as well as the impact of pricing advances taken in fiscal 2008.  This segment also benefited from reduced freight and warehousing expenses during the second quarter.  Grocery Products has been challenged with increased input costs and competitive pressures in the first half of fiscal 2009 that are expected to continue into the second half of the year. The Company will continue to focus on supporting its core product lines in this segment with promotional programs, which should help to maintain market share and margin levels throughout the remainder of fiscal 2009.

Construction of the new production facility in Dubuque, Iowa continues, which will provide additional capacity for canned and microwave tray items beginning in fiscal 2010.

Refrigerated Foods

The Refrigerated Foods segment includes the Hormel Refrigerated, Farmer John, Burke Corporation (Burke), and Dan’s Prize operating segments.  This segment consists primarily of the processing, marketing, and sale of branded and unbranded pork and beef products for retail, foodservice, and fresh product customers.  Results for the Hormel Refrigerated operating segment include the Precept Foods business, which offers a variety of case-ready beef and pork products to retail customers.  Precept Foods, LLC, is a 51 percent owned joint venture between Hormel Foods Corporation and Cargill Meat Solutions Corporation, a wholly-owned subsidiary of Cargill, Incorporated.

Net sales by the Refrigerated Foods segment increased 0.3 percent for the second quarter and 2.5 percent for the first six months of fiscal 2009, compared to the same periods of fiscal 2008.  Tonnage decreased 2.4 percent and 2.0 percent for the second quarter and first six months, respectively, compared to last year.  Retail sales were strong for the quarter, but this growth was offset in part by softer foodservice sales due to recent economic conditions.

Segment profit for Refrigerated Foods decreased 7.1 and 17.7 percent for the second quarter and first six months of fiscal 2009, respectively, compared to the prior year.  The Company processed 2,348,000 hogs during the second quarter, which decreased slightly from the prior year.  An unfavorable spread between the Company’s hog costs and cut-out values for much of the first half of the year resulted in sizable pork operating losses and significantly reduced margins for this segment overall.  While the Company’s value-added businesses did benefit from the lower input costs and reduced freight and warehousing expenses during the quarter, these gains were unable to fully offset the losses incurred in operations.

Strong demand for the Company’s value-added products continued throughout the second quarter.  The Meat Products business unit reported excellent results, with double-digit sales growth achieved for Hormel pepperoni, Hormel Natural Choice lunchmeats, Hormel party trays, and DiLusso Deli Company products.  Improved results were also noted for Hormel refrigerated entrees, Lloyd’s barbecue tub meats, and Hormel flavored marinated pork loins, which had a slower start to fiscal 2009.  In contrast, the Foodservice business unit continued to experience sales and tonnage declines, as the trends toward at-home dining and reduced travel have persisted.

Farmer John continued to struggle with the same cut-out issues noted above.  Although some benefit was realized due to lower feed costs during the quarter, it was unable to offset the negative impact of lower markets at the Company’s live hog production facilities.  These facilities generated a loss for both the second quarter and first six months of 2009.  Overall, this business remains focused on growing its value-added products and reducing costs where possible.

This segment continues to face challenges entering the second half of the year.  Historically, a seasonal increase in hog markets would be expected entering the third quarter as the hog supply is reduced.  However, the sustained unfavorable cut-out margins have created unusual volatility and will continue to impact results for Refrigerated Foods as the year progresses.  Additionally, weakness in the foodservice industry is expected to continue.  The Company will continue to focus on the growth of our branded product portfolio and on improving the matching of our pricing with input costs to mitigate the impact of these issues.

Jennie-O Turkey Store

The Jennie-O Turkey Store (JOTS) segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for retail, foodservice, and fresh product customers.

JOTS net sales decreased 0.7 percent for the second quarter and increased 2.0 percent for the first six months versus the comparable periods of fiscal 2008.  Tonnage decreased 3.6 percent for the second quarter and 1.6 percent for the first six months, compared to fiscal 2008 results.  The declines are primarily due to a planned volume reduction, with harvest levels declining by double-digits for the quarter.  However, a significant reduction in inventory levels allowed overall sales to remain comparable to the prior year.  Value-added net sales were also up 2.4 percent for the second quarter, resulting from pricing initiatives and improvements in customer and product mix.

Segment profit for JOTS increased 42.4 percent for the second quarter but decreased 1.3 percent for the first six months of fiscal 2009 compared to the prior year.  Lower feed expense, due to a planned reduction in turkey production and a decreased cost per ton compared to the prior year, was a key driver of the improved profitability for the quarter.  Lower commodity pricing has continued to challenge earnings at JOTS throughout the first half of fiscal 2009, particularly for breast meat and whole birds, and has offset a portion of the reduced feed costs.

As noted, JOTS was successful in growing its value-added businesses during the quarter.  The Jennie-O Turkey Store retail tray pack line experienced notable gains compared to the prior year.  Jennie-O Turkey Store Grand Champion deli turkey and Jennie-O Turkey Store ground turkey and sauce in the foodservice unit also showed marked improvement from fiscal 2008 results.

JOTS continues to focus on balancing inventories with value-added production requirements.  The industry remains in an oversupply situation for breast meat, which will continue to deflate commodity prices entering the third quarter.  The planned reductions in harvest levels and tightening of inventories have allowed the Company to avoid generating significant surplus breast meat and have reduced the exposure to the low commodity markets.  Although feed costs were favorable during the first half of fiscal 2009, any increase in prices could negatively impact margins for JOTS as the year progresses.

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

Specialty Foods had a difficult first half in fiscal 2009, as net sales decreased 4.9 percent for the second quarter and 5.1 percent for the first six months, compared to the same periods of fiscal 2008.  Tonnage decreased 6.7 percent for the quarter and 7.3 percent for the first six months, compared to the prior year.  The Boca Grande acquisition contributed an incremental $5,523 of net sales and 6.3 million lbs. of tonnage to the second quarter results for this segment, and $10,565 of net sales and 11.8 million lbs. of tonnage to the six month results.  Specialty Foods segment profit decreased 0.5 percent in the second quarter and 9.0 percent for the first six months, compared to 2008 results.

Declines in both net sales and profits were driven by reduced sales of nutritional powders and ready-to-drink products at CFI, resulting from the loss of certain business due to competitive issues and a general slowdown with existing key customers.  These declines were partially offset by improved results in the other two operating segments within Specialty Foods.  Increased sales of sugar substitute and liquid portion products resulted in profit growth for DCB.  Sales of private label luncheon meat and hash also remained strong at HSP during the quarter, and improvements were noted for contract packaging sales of microwave products.  Reduced distribution expenses compared to fiscal 2008 also provided some incremental benefit across the segment.

Looking forward, this segment will continue to face challenges related to competitive pressures and overall weak demand for certain key product lines.  Sales of private label canned products are expected to remain strong, but the Company is working to sustain contract packaging volumes and replace lost business to improve results for Specialty Foods entering the second half of the year.

All Other

The All Other segment includes the Hormel Foods International (HFI) operating segment, which manufactures, markets, and sells Company products internationally.  This segment also includes various miscellaneous corporate sales.

All Other net sales increased 2.9 percent for the quarter and 10.3 percent for the first six months, as HFI export sales of fresh pork and the SPAM family of products strengthened compared to the comparable fiscal 2008 periods.  Segment profit decreased 14.0 and 10.7 percent for the quarter and first six months of fiscal 2009, respectively, compared to prior year results.  Lower raw material costs provided some benefit for the quarter, but were offset by the negative currency impact generated by the continued strength of the dollar versus currencies in key international markets.  Although the local currencies have shown some strength recently, they will continue to be a concern throughout the third quarter.  Decreased profit results for the Company’s international joint ventures also contributed to the segment profit decline for both the quarter and six months.

Unallocated Income and Expenses

The Company does not allocate investment income, interest expense, and interest income to its segments when measuring performance.  The Company also retains various other income and unallocated expenses at corporate.  These items are included in the segment table for the purpose of reconciling segment results to earnings before income taxes.

Net interest and investment income for the second quarter represented net income of $1,666 and a net expense of $(3,398) for the first six months of fiscal 2009, compared to a net expense of $3,176 and $14,834 for the comparable quarter and six months of fiscal 2008.  The decreased expense was primarily driven by improved investment returns on the Company’s rabbi trust for supplemental executive retirement plans and deferred income plans, which increased $1,935 and $9,657 for the second quarter and first six months, respectively, compared to fiscal 2008.  Fiscal 2009 results also include a $3,634 pretax gain recognized in the second quarter on the dissolution of the Company’s Carapelli USA, LLC joint venture.  Interest expense of $6,918 and $14,373 for the second quarter and first six months of 2009, respectively, exceeded prior year levels due to higher outstanding borrowings on the Company’s short-term line of credit.  The Company anticipates that interest expense will approximate $29,000 for fiscal 2009.

General corporate expense for the second quarter and first six months was $9,547 and $18,044, respectively, compared to $5,747 and $16,075 for the comparable periods of fiscal 2008.  Increased expense for the second quarter resulted from higher medical expenses compared to the prior year.  For the first six months, pension related expenses also increased, but were partially offset by lower depreciation and compensation related expenses in fiscal 2009.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions that was disclosed in the Company’s Annual Report on Form 10-K for the year ended October 26, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $312,331 at the end of the second quarter of fiscal year 2009 compared to $107,156 at the end of the comparable fiscal 2008 period.

Cash provided by operating activities was $258,952 in the first six months of fiscal 2009 compared to $119,775 in the same period of fiscal 2008.  Lower earnings were offset by favorable changes in working capital, as significant decreases in inventory and accounts receivable balances during fiscal 2009 have more than offset decreases in accounts payable and accrued expense balances.

Cash used in investing activities decreased to $42,066 in the first six months of fiscal 2009 from $71,456 in the comparable period of fiscal 2008.  Lower fixed asset expenditures during fiscal 2009 were the primary driver of the decrease, declining to $45,821 for the first six months of fiscal 2009 from $67,941 in the comparable period of fiscal 2008.  The Company currently estimates its fiscal 2009 fixed asset expenditures to be approximately $100,000, primarily related to the new production facility in Dubuque, Iowa.  The Company’s investments in available-for-sale securities also resulted in a lower net cash outflow of approximately $12,800 for the first six months of fiscal 2009 compared to the prior year.

Cash used in financing activities was $59,333 in the first six months of fiscal 2009 compared to $90,912 in the same period of fiscal 2008.  The Company used $10,375 for common stock repurchases in first six months of fiscal 2009, compared to $21,927 in the same period of the prior year.  For additional information pertaining to the Company’s share repurchase plans or programs, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”  Decreased payments on short-term debt also increased cash flows by $45,000.  Decreased cash flows generated from the Company’s stock option plan offset approximately $17,800 of these increases during the first six months of fiscal 2009.

Cash dividends paid to the Company’s shareholders also continue to be a significant financing activity for the Company.  Dividends paid in the first six months of 2009 were $50,376 compared to $45,469 in the comparable period of fiscal 2008.  For fiscal 2009, the annual dividend rate has been increased to $0.76 per share, representing the 43rd consecutive annual dividend increase.  The Company has paid dividends for 323 consecutive quarters and expects to continue doing so.

The Company is required, by certain covenants in its debt agreements, to maintain specified levels of financial ratios and balance sheet position.  At the end of the second quarter of fiscal 2009, the Company was in compliance with all of these debt covenants.

Cash flow from operating activities provides the Company with its principal source of liquidity.  The Company does not anticipate a significant risk to cash flow from this source in the foreseeable future because the Company operates in a relatively stable industry and has strong products across many product lines.  However, due to the credit market conditions that began in the latter half of fiscal 2008, the Company has continued to manage its capital conservatively during fiscal 2009.  Capital projects that are not time critical are evaluated and may be delayed.  The Company will fund its pension plans at required levels for fiscal 2009, and is evaluating an additional discretionary contribution.  Repayment of the Company’s short-term line of credit balance and additional share repurchases remain as strategic options that will be considered as uses of free cash flows during the remainder of the fiscal year.

Contractual Obligations and Commercial Commitments

As discussed in Note K of the Notes to Consolidated Financial Statements, the Company adopted the provisions of FIN 48 at the beginning of fiscal 2008.  The Company’s contractual obligations by year related to this pronouncement cannot be determined, as the ultimate amount or timing of settlement of its reserves for income taxes cannot be reasonably estimated.  The total liability for unrecognized tax benefits, including interest and penalties, at April 26, 2009, was $38,862.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

(In Thousands of Dollars)

Hog Markets:  The Company’s earnings are affected by fluctuations in the live hog market.  To minimize the impact on earnings, and to ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods up to 15 years.  Purchased hogs under contract accounted for 93 percent and 92 percent of the total hogs purchased by the Company through the first six months of fiscal 2009 and 2008, respectively.  The majority of these contracts use market-based formulas based on hog futures, hog primal values, or industry reported hog markets.  Under normal, long-term market conditions, changes in the cash hog market are offset by proportional changes in primal values.  Therefore, a hypothetical 10 percent change in the cash hog market would have had an immaterial effect on the Company’s results of operations.

Certain procurement contracts allow for future hog deliveries (firm commitments) to be forward priced.  The Company generally hedges these firm commitments by using hog futures contracts.  These futures contracts are designated and accounted for as fair value hedges.  The change in the market value of such futures contracts is highly effective at offsetting changes in price movements of the hedged item, and the Company evaluates the effectiveness of the contracts on a regular basis.  Changes in the fair value of the futures contracts, along with the gain or loss on the firm commitment, are marked-to-market through earnings and are recorded on the Consolidated Statement of Financial Position as a current asset and liability, respectively.  The fair value of the Company’s open futures contracts as of April 26, 2009, was $3,467 compared to $15,828 as of October 26, 2008.

The Company measures its market risk exposure on its hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in market prices.  A 10 percent increase in market prices would have negatively impacted the fair value of the Company’s April 26, 2009, open contracts by $5,963, which in turn would lower the Company’s future cost of purchased hogs by a similar amount.

Turkey and Hog Production Costs:  The Company raises or contracts for live turkeys and hogs to meet some of its raw material supply requirements.  Production costs in raising turkeys and hogs are subject primarily to fluctuations in feed prices, and to a lesser extent, fuel costs.  Under normal, long-term market conditions, changes in the cost to produce turkeys and hogs are offset by proportional changes in their respective markets.

To reduce the Company’s exposure to changes in grain prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future direct grain purchases.  This program utilizes corn and soybean meal futures and swaps, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value with an unrealized loss of $37,922, before tax, on the Consolidated Statement of Financial Position as of April 26, 2009, compared to an unrealized loss of $63,250, before tax, as of October 26, 2008.

The Company measures its market risk exposure on its grain futures contracts and swaps using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain.  A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s April 26, 2009, open grain contracts by $5,447, which in turn would lower the Company’s future cost on purchased grain by a similar amount.

Natural Gas:  Production costs at the Company’s plants and feed mills are also subject to fluctuations in fuel costs.  To reduce the Company’s exposure to changes in natural gas prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future natural gas purchases.  This program utilizes natural gas swaps, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value with an unrealized loss of $17,831, before tax, on the Consolidated Statement of Financial Position as of April 26, 2009, compared to an unrealized loss of $10,229, before tax, as of October 26, 2008.

The Company measures its market risk exposure on its natural gas contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for natural gas.  A 10 percent decrease in the market price for natural gas would have negatively impacted the fair value of the Company’s April 26, 2009, open natural gas contracts by $2,847, which in turn would lower the Company’s future cost on natural gas purchases by a similar amount.

Long-Term Debt:  A principal market risk affecting the Company is the exposure to changes in interest rates on the Company’s fixed-rate, long-term debt.  Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $2,607.  The fair value of the Company’s long-term debt was estimated using discounted future cash flows based on the Company’s incremental borrowing rate for similar types of borrowing arrangements.

Investments:  The Company holds trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans.  The Company is subject to market risk due to fluctuations in the value of these investments, as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis.  As of April 26, 2009, the balance of these securities totaled $94,379.  As losses on these securities are not tax deductible, a 10 percent decline in the value of these assets would have a direct negative impact to the Company’s net earnings of approximately $9,438, while a 10 percent increase in value would have a positive impact of the same amount.

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

(b)               Internal Controls.

During the second quarter of fiscal year 2009, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company also utilizes hedging programs to reduce its exposure to various commodity market risks, which qualify for hedge accounting for financial reporting purposes.  Volatile fluctuations in market conditions could cause these instruments to become ineffective, which could require any gains or losses associated with these instruments to be reported in the Company’s earnings each period.  These instruments may also limit the Company’s ability to benefit from market gains if commodity prices become more favorable than those that have been secured under the Company’s hedging programs.

Additionally, if a high pathogenic disease outbreak developed in the United States, it may negatively impact the national economy, demand for Company products, and/or the Company’s workforce availability, and the Company’s financial results could suffer.  The Company has developed contingency plans to address infectious disease scenarios and the potential impact on its operations, and will continue to update these plans as necessary.  There can be no assurance given, however, that these plans will be effective in eliminating the negative effects of any such diseases on the Company’s operating results.  Specifically in regard to the recent outbreak of the H1N1 virus, both the disease itself as well as adverse publicity associated with the inaccurate naming of the disease as “swine flu” could impact future operating results.  Perceived risks of the virus may cause a reduced demand for pork or create additional import bans restricting distribution of the Company’s products internationally.

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

Jennie-O Turkey Store raises turkeys and also contracts with turkey growers to meet its raw material requirements for whole birds and processed turkey products.  Additionally, the Company owns various hog raising facilities that supplement its supply of raw materials.  Results in these operations are affected by the cost and supply of feed grains, which fluctuate due to climate conditions, production forecasts, and supply and demand conditions at local, regional, national, and worldwide levels.  The Company attempts to manage some of its short-term exposure to fluctuations in feed prices by using futures contracts and pursuing pricing advances.  However, these strategies may not be adequate to overcome sustained increases in market prices due to alternate uses for feed grains or other systemic changes in the industry.

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

The Company has approximately 18,900 employees, of which approximately 6,400 are represented by labor unions, principally the United Food and Commercial Workers’ Union.  A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities that results in work slowdowns or stoppages could harm the Company’s financial results.  A union contract at the Company’s facility in Stockton, California will expire in August of fiscal 2009, covering approximately 100 employees.  Negotiations have not yet been initiated at this location.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the Second Quarter of Fiscal 2009

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 26, 2009 – March 1, 2009	90	30.57	0	1,895,379
March 2, 2009 – March 29, 2009	0	—	0	1,895,379
March 30, 2009 – April 26, 2009	56	32.48	0	1,895,379
Total	146	$31.31	0

(1)Shares repurchased during the quarter represent purchases for the Company’s employee awards program.

(2)On October 2, 2002, the Company announced that its Board of Directors had authorized the Company to repurchase up to 10,000,000 shares of common stock with no expiration date.

Item 4.  Submission of Matters to a Vote of Security Holders

The information contained in Part II, Item 4 of the Company’s Form 10-Q for the quarterly period ended January 25, 2009, is incorporated herein by reference.

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

HORMEL FOODS CORPORATION

(Registrant)

Date: June 5, 2009	By	/s/ JODY H. FERAGEN
JODY H. FERAGEN
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: June 5, 2009	By	/s/ ROLAND G. GENTZLER
ROLAND G. GENTZLER
Vice President and Treasurer
(Duly Authorized Officer)