Form 10-Q
period 2009-07-26
HORMEL FOODS CORP /DE/
filed 2009-09-04
CIK 48465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 26, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  YES   ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐  YES   ☐  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 30, 2009
Common Stock	$.0586 par value 134,211,526
Common Stock Non-Voting	$.01 par value -0-

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In Thousands of Dollars)

	July 26,	October 26,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$295,100	$154,778
Accounts receivable	355,408	411,010
Inventories	744,667	784,542
Federal income taxes	7,009	0
Deferred income taxes	47,343	45,948
Prepaid expenses and other current assets	30,924	41,900
TOTAL CURRENT ASSETS	1,480,451	1,438,178

DEFERRED INCOME TAXES	82,648	89,249

GOODWILL	619,771	619,325

OTHER INTANGIBLES	143,483	151,219

PENSION ASSETS	135,616	91,773

INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	87,017	93,617

OTHER ASSETS	169,047	155,453

PROPERTY, PLANT AND EQUIPMENT
Land	52,914	52,940
Buildings	708,692	662,519
Equipment	1,318,029	1,275,175
Construction in progress	45,947	78,083
	2,125,582	2,068,717
Less allowance for depreciation	(1,166,885)	(1,091,060)
	958,697	977,657

TOTAL ASSETS	$3,676,730	$3,616,471

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In Thousands of Dollars)

	July 26,	October 26,
	2009	2008
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$297,334	$378,520
Notes payable/Short-term debt	60,000	100,000
Accrued expenses	85,899	72,192
Accrued workers compensation	29,724	26,825
Accrued marketing expenses	72,589	60,223
Employee compensation	103,115	106,225
Taxes, other than federal income taxes	5,575	6,979
Dividends payable	25,599	24,946
Federal income taxes	0	5,323
TOTAL CURRENT LIABILITIES	679,835	781,233

LONG-TERM DEBT—less current maturities	350,000	350,000

PENSION AND POST-RETIREMENT BENEFITS	388,743	386,590

OTHER LONG-TERM LIABILITIES	91,749	91,076

SHAREHOLDERS’ INVESTMENT
Preferred stock, par value $.01 a share—authorized 80,000,000 shares; issued—none
Common stock, non-voting, par value $.01 a share—authorized 200,000,000 shares; issued—none
Common stock, par value $.0586 a share—authorized 400,000,000 shares; issued 134,209,405 shares July 26, 2009 issued 134,520,581 shares October 26, 2008	7,865	7,883
Additional paid-in capital	3,291	0
Accumulated other comprehensive loss	(103,121)	(113,184)
Retained earnings	2,258,368	2,112,873
TOTAL SHAREHOLDERS’ INVESTMENT	2,166,403	2,007,572

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$3,676,730	$3,616,471

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

 (In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 26, 2009	July 27, 2008*	July 26, 2009	July 27, 2008*

Net sales	$1,574,440	$1,678,142	$4,858,569	$4,893,391
Cost of products sold	1,314,116	1,449,096	4,063,892	4,107,702
GROSS PROFIT	260,324	229,046	794,677	785,689

Selling, general and administrative	142,010	135,256	424,381	419,567

Equity in earnings of affiliates	290	241	964	3,431

OPERATING INCOME	118,604	94,031	371,260	369,553

Other income and expense:
Interest and investment income (loss)	6,410	(6,454)	17,385	(8,139)
Interest expense	(6,963)	(7,450)	(21,336)	(20,599)
EARNINGS BEFORE INCOME TAXES	118,051	80,127	367,309	340,815

Provision for income taxes	40,882	28,180	128,372	123,126

NET EARNINGS	$77,169	$51,947	$238,937	$217,689

NET EARNINGS PER SHARE:
BASIC	$0.57	$0.38	$1.78	$1.61
DILUTED	$0.57	$0.38	$1.76	$1.58

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	134,255	135,391	134,301	135,583
DILUTED	135,720	137,055	135,419	137,447

DIVIDENDS DECLARED PER SHARE:	$0.190	$0.185	$0.570	$0.555

* Includes retrospective reclassification of shipping and handling expenses to cost of products sold from selling, general and administrative (See Note A).

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(Unaudited)

	Nine Months Ended
	July 26, 2009	July 27, 2008
OPERATING ACTIVITIES
Net earnings	$238,937	$217,689
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	86,339	86,226
Amortization of intangibles	7,735	8,888
Equity in earnings of affiliates	(3,399)	(5,677)
Provision for deferred income taxes	(4,457)	(13,901)
Loss on property/equipment sales and plant facilities	342	1,833
Gain on dissolution of joint venture	(3,591)	0
Non-cash investment activities	(10,296)	12,194
Changes in operating assets and liabilities, net of acquisitions:
Decrease (Increase) in accounts receivable	55,602	(9,763)
Decrease (Increase) in inventories, prepaid expenses, and other current assets	68,589	(129,649)
Increase in pension assets	(50,053)	(131)
(Decrease) Increase in accounts payable, accrued expenses, and pension and post-retirement benefits	(67,459)	13,295
Other	8,835	2,427
NET CASH PROVIDED BY OPERATING ACTIVITIES	327,124	183,431

INVESTING ACTIVITIES
Sale of available-for-sale securities	6,270	146,308
Purchase of available-for-sale securities	(2,371)	(155,207)
Acquisitions of businesses/intangibles	(701)	(27,175)
Purchases of property/equipment	(71,029)	(96,293)
Proceeds from sales of property/equipment	3,308	2,266
Decrease in investments, equity in affiliates, and other assets	4,283	4,902
Dividends from affiliates	0	970
NET CASH USED IN INVESTING ACTIVITIES	(60,240)	(124,229)

FINANCING ACTIVITIES
Proceeds from short-term debt	0	75,000
Principal payments on short-term debt	(40,000)	(70,000)
Principal payments on long-term debt	0	(54)
Dividends paid on common stock	(75,880)	(70,585)
Share repurchase	(13,876)	(56,472)
Proceeds from exercise of stock options	1,935	10,994
Other	1,259	12,153
NET CASH USED IN FINANCING ACTIVITIES	(126,562)	(98,964)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	140,322	(39,762)
Cash and cash equivalents at beginning of year	154,778	149,749
CASH AND CASH EQUIVALENTS AT END OF QUARTER	$295,100	$109,987

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars, Except Per Share Amounts)

(Unaudited)

NOTE A                                    GENERAL

Basis of Presentation

The accompanying unaudited consolidated financial statements of Hormel Foods Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year.  The Company has evaluated all subsequent events through September 4, 2009, which is the date that the accompanying unaudited financial statements are being issued.  The balance sheet at October 26, 2008, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 26, 2008.

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation.  The reclassifications had no impact on net earnings as previously reported.

Change in Accounting Principle

In the first quarter of fiscal 2009, the Company changed its method of accounting for shipping and handling expenses and reclassified them from selling, general and administrative to cost of products sold.  This presentation is preferable because the inclusion of shipping and handling expenses in cost of products sold better reflects the cost of producing and distributing the Company’s products.  It also enhances the comparability of the financial statements with our industry peers.  As required by U.S. generally accepted accounting principles, the change has been reflected in the Consolidated Statements of Operations through retrospective application of the change in accounting principle.  The change resulted in a decrease in selling, general and administrative (and a corresponding increase in cost of products sold) for fiscal years 2008, 2007, and 2006 of $459,818, $411,726, and $409,487, respectively.  For the third quarter and nine months ended July 27, 2008, the reclassification totaled $116,648 and $338,663, respectively.  The change did not impact net earnings or net earnings per share as previously reported.

Investments

The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans, which is included in other assets on the Consolidated Statements of Financial Position.  The securities held by the trust are classified as trading securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and therefore, unrealized gains and losses associated with these investments are included in the Company’s earnings.  Gains related to securities still held by the trust were $5,674 and $11,522 for the quarter and nine months ended July 26, 2009, respectively, compared to losses of $4,795 and $8,604 for the quarter and nine months ended July 27, 2008.  The Company has begun to transition the majority of this portfolio to more fixed return investments to reduce the exposure to volatility in equity markets going forward.

Supplemental Cash Flow Information

Non-cash investment activities presented on the Consolidated Statements of Cash Flows generally consist of unrealized gains or losses on the Company’s rabbi trust investments, amortization of affordable housing investments, and amortization of bond financing costs.  Additionally, the Company had a $2,400 investment write-off in the third quarter of fiscal 2008.  The noted investments are included in other assets on the Consolidated Statements of Financial Position.  Changes in the value of these investments are included in the Company’s net earnings and are presented in the Consolidated Statements of Operations as either interest and investment income or interest expense, as appropriate.

Guarantees

The Company enters into various agreements guaranteeing specified obligations of affiliated parties.  The Company’s guarantees either terminate in one year or remain in place until such time as the Company revokes the agreement.  The Company currently provides a revocable standby letter of credit for obligations of an affiliated party that may arise under worker compensation claims.  This guarantee provided by the Company amounted to $3,890 as of July 26, 2009, and is not reflected in the Company’s Consolidated Statements of Financial Position.

The Company has also guaranteed a $9,000 loan of an independent farm operator.  The loan arose to provide financing to develop a hog growing operation on a tract of land in Arizona, and the term of the loan runs through November 2023.  Approximately $2,900 of the loan proceeds have been spent to date, with the remaining $6,100 being held in an escrow account.  The Company is obligated to make payments if the farm operator fails to do so, and the Company has made immaterial payments in fiscal 2008 and 2009.  As there is no current intention to spend additional funds on this project, the Company estimates its maximum liability remaining under this guarantee to be approximately $2,400 plus interest.  The portion of the potential obligation currently held in escrow does not represent a risk to the Company and is therefore not reflected in the Company’s Consolidated Statements of Financial Position.

New Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 165, “Subsequent Events” (SFAS 165).  The pronouncement sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date.  SFAS 165 did not result in a significant change from current practice, as it requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet.  Subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before financial statements are issued (or are available to be issued) are not recognized, but may require additional disclosure.  Finally, SFAS 165 requires disclosure of the date through which subsequent events have been evaluated, and the basis for that date.  SFAS 165 was effective for interim or annual financial periods ending after June 15, 2009, and therefore, the Company adopted SFAS 165 in the third quarter of fiscal 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161).  The pronouncement amends and expands the disclosure requirements previously required by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  This statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company adopted the provisions of SFAS 161 in the second quarter of fiscal 2009, and the required disclosures are provided in Note H — Derivatives and Hedging.  Adoption did not impact consolidated net earnings, cash flows, or financial position.

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

In September 2006, the FASB also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  For fiscal years ending after December 15, 2008, the pronouncement requires plan sponsors to measure defined benefit plan assets and obligations as of the date of the plan sponsor’s fiscal year end statement of financial position.  The Company adopted these measurement date provisions at the beginning of fiscal 2009, and elected to use the 15 month alternative measurement approach as an August 1 measurement date had previously been used.  The Company recognized an $11,793 decrease in retained earnings, an $8,416 increase in pension and post-retirement benefits, a $1,459 decrease in accumulated other comprehensive loss, a $1,006 decrease in pension assets, and a $912 increase in deferred tax liabilities, upon adoption.

NOTE B            ACQUISITIONS

On June 13, 2008, the Company purchased Boca Grande Foods, Inc. (Boca Grande) for a purchase price of $23,483 cash, including related costs.  Boca Grande manufactures, sells, and distributes liquid portion products, and operates a facility in Duluth, Georgia.  This acquisition provides additional capacity, production capabilities, and customers for liquid portion products for Diamond Crystal Brands within the Specialty Foods segment.

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

A reconciliation of the number of options outstanding and exercisable (in thousands) as of July 26, 2009, and changes during the nine months then ended, are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 26, 2008	10,735	$31.04
Granted	1,312	26.80
Exercised	(199)	18.06
Forfeitures	(73)	37.45
Outstanding at July 26, 2009	11,775	$30.75	5.9 years	$71,425
Exercisable at July 26, 2009	7,330	$28.33	4.6 years	$58,575

The weighted-average grant date fair value of stock options granted, and the total intrinsic value of options exercised during the third quarter and first nine months of fiscal years 2009 and 2008, are as follows:

	Three Months Ended		Nine Months Ended
	July 26, 2009	July 27, 2008	July 26, 2009	July 27, 2008
Weighted-average grant date fair value	N/A	N/A	$5.86	$10.38
Intrinsic value of exercised options	$1,046	$1,915	$2,604	$26,521

The fair value of each ordinary option award is calculated on the date of grant using the Black-Scholes valuation model utilizing the following weighted-average assumptions.  No options were granted in the three month periods ended July 26, 2009, or July 27, 2008.

	Nine Months Ended
	July 26, 2009	July 27, 2008
Risk-Free Interest Rate	3.2%	4.0%
Dividend Yield	2.5%	1.8%
Stock Price Volatility	22.0%	21.0%
Expected Option Life	8 years	8 years

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

The Company’s nonvested shares vest after five years or upon retirement.  A reconciliation of the nonvested shares (in thousands) as of July 26, 2009, and changes during the nine months then ended, is as follows:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at October 26, 2008	77	$35.72
Granted	28	30.39
Vested	(8)	26.97
Nonvested at July 26, 2009	97	$34.90

No nonvested shares were granted or vested in the three month periods ended July 26, 2009, or July 27, 2008.  The weighted-average grant date fair value of nonvested shares granted, the total fair value of nonvested shares granted, and the fair value of shares that have vested during first nine months of fiscal years 2009 and 2008, are as follows:

	Nine Months Ended
	July 26, 2009	July 27, 2008
Weighted-average grant date fair value	$30.39	$38.97
Fair value of nonvested shares granted	$836	$974
Fair value of shares vested	$204	$43

Stock-based compensation expense, along with the related income tax benefit, for the third quarter and first nine months of fiscal years 2009 and 2008 are presented in the table below.

	Three Months Ended		Nine Months Ended
	July 26, 2009	July 27, 2008	July 26, 2009	July 27, 2008
Stock-based compensation expense recognized	$2,416	$2,827	$9,832	$12,405
Income tax benefit recognized	(929)	(1,079)	(3,781)	(4,737)
After-tax stock-based compensation expense	$1,487	$1,748	$6,051	$7,668

At July 26, 2009, there was $16,626 of total unrecognized compensation expense from stock-based compensation arrangements granted under the plans.  This compensation is expected to be recognized over a weighted-average period of approximately 2.4 years.  During the quarter and nine months ended July 26, 2009, cash received from stock option exercises was $476 and $1,935, compared to $255 and $10,994 for the quarter and nine months ended July 27, 2008.  The total tax benefit to be realized for tax deductions from these option exercises for the quarter and nine months ended July 26, 2009, was $403 and $1,002, respectively, compared to $731 and $10,128 in the comparable periods in fiscal 2008.  The amounts reported for tax deductions for option exercises in the quarter and nine months ended July 26, 2009 include $397 and $987, respectively, of excess tax benefits compared to $644 and $9,747, respectively, of excess tax benefits in the comparable periods last year, which are included in “Other” under financing activities on the Consolidated Statements of Cash Flows (with an offsetting amount in other operating activities).

Shares issued for option exercises and nonvested shares may be either authorized but unissued shares, or shares of treasury stock acquired in the open market or otherwise.

NOTE D                 GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three and nine month periods ended July 26, 2009, are presented in the tables below.  Additions and adjustments during fiscal 2009 primarily relate to the Boca Grande acquisition.

	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	All Other	Total
Balance as of April 26, 2009	$123,316	$85,539	$203,214	$206,962	$674	$619,705
Goodwill acquired	—	—	—	249	—	249
Purchase adjustments	—	—	—	(183)	—	(183)
Balance as of July 26, 2009	$123,316	$85,539	$203,214	$207,028	$674	$619,771

	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	All Other	Total
Balance as of October 26, 2008	$123,316	$85,537	$203,214	$206,584	$674	$619,325
Goodwill acquired	—	2	—	304	—	306
Purchase adjustments	—	—	—	140	—	140
Balance as of July 26, 2009	$123,316	$85,539	$203,214	$207,028	$674	$619,771

The gross carrying amount and accumulated amortization for definite-lived intangible assets are presented below.

	July 26, 2009		October 26, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Proprietary software & technology	$23,800	$(10,744)	$24,200	$(8,986)
Customer lists/relationships	19,678	(7,229)	21,078	(6,936)
Formulas & recipes	17,104	(9,328)	20,604	(11,405)
Non-compete covenants	7,020	(4,818)	20,120	(16,734)
Distribution network	4,120	(2,436)	4,120	(2,127)
Other intangibles	7,230	(3,308)	8,630	(3,829)
Total	$78,952	$(37,863)	$98,752	$(50,017)

Amortization expense was $2,563 and $7,735 for the three and nine months ended July 26, 2009, respectively, compared to $2,740 and $8,888 for the three and nine months ended July 27, 2008.

Estimated annual amortization expense for the five fiscal years after October 26, 2008, is as follows:

2009	$10,299
2010	9,199
2011	7,681
2012	7,124
2013	6,071

The carrying amounts for indefinite-lived intangible assets are presented in the table below.

	July 26, 2009	October 26, 2008
Brands/tradenames/trademarks	$94,410	$94,500
Other intangibles	7,984	7,984
Total	$102,394	$102,484

NOTE E                 EARNINGS PER SHARE DATA

The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	July 26, 2009	July 27, 2008	July 26, 2009	July 27, 2008

Basic weighted-average shares outstanding	134,255	135,391	134,301	135,583

Dilutive potential common shares	1,465	1,664	1,118	1,864

Diluted weighted-average shares outstanding	135,720	137,055	135,419	137,447

NOTE F                 COMPREHENSIVE INCOME

Components of comprehensive income, net of taxes, are:

	Three Months Ended		Nine Months Ended
	July 26,	July 27,	July 26,	July 27,
	2009	2008	2009	2008

Net earnings	$77,169	$51,947	$238,937	$217,689
Other comprehensive income (loss):
Deferred (loss) gain on hedging	(4,455)	9,377	(14,860)	43,097
Reclassification adjustment into net earnings	8,522	(11,003)	23,495	(16,069)
Foreign currency translation	1,440	(2,039)	(1,848)	3,013
Pension and post-retirement benefits	4,303	2,161	1,817	6,449
Other comprehensive income (loss)	9,810	(1,504)	8,604	36,490
Total comprehensive income	$86,979	$50,443	$247,541	$254,179

The components of accumulated other comprehensive loss, net of tax, are as follows :

	July 26, 2009	October 26, 2008

Foreign currency translation	$3,227	$5,075
Pension & other benefits	(74,332)	(77,608)
Deferred loss on hedging	(32,016)	(40,651)
Accumulated other comprehensive loss	$(103,121)	$(113,184)

NOTE G                 INVENTORIES

Principal components of inventories are:

	July 26, 2009	October 26, 2008

Finished products	$408,566	$431,095
Raw materials and work-in-process	200,130	215,353
Materials and supplies	135,971	138,094

Total	$744,667	$784,542

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

Cash Flow Hedges:  The Company utilizes corn and soybean meal futures to offset the price fluctuation in the Company’s future direct grain purchases, and has entered into various swaps to hedge the purchases of grain and natural gas at certain plant locations.  The financial instruments are designated and accounted for as cash flow hedges, and the Company measures the effectiveness of the hedges on a regular basis.  Effective gains or losses related to these cash flow hedges are reported in accumulated other comprehensive loss and reclassified into earnings, through cost of products sold, in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  The Company typically does not hedge its grain exposure beyond 24 months and its natural gas exposure beyond 36 months.  As of July 26, 2009, the Company had the following outstanding commodity futures contracts and swaps that were entered into to hedge forecasted purchases:

Commodity	Volume
Corn	17.2 million bushels
Soybean Meal	157,600 tons
Natural Gas	5.4 million MMBTU’s

As of July 26, 2009, the Company has included in accumulated other comprehensive loss, hedging losses of $50,048 (before tax) relating to its positions.  The Company expects to recognize the majority of these losses over the next 12 months.

Fair Value Hedges:  The Company utilizes futures to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The intent of the program is to make the forward priced commodities cost nearly the same as cash market purchases at the date of delivery.  The futures contracts are designated and accounted for as fair value hedges, and the Company measures the effectiveness of the hedges on a regular basis.  Changes in the fair value of the futures contracts, along with the gain or loss on the hedged purchase commitment, are marked-to-market through earnings and are recorded on the Consolidated Statement of Financial Position as a current asset and liability, respectively.  Effective gains or losses related to these fair value hedges are recognized through cost of products sold in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  As of July 26, 2009, the Company had the following outstanding commodity futures contracts designated as fair value hedges:

Commodity	Volume
Corn	8.0 million bushels
Soybean Meal	1,900 tons
Lean Hogs	564,800 cwt

Other Derivatives:  During fiscal 2009, the Company has held certain futures contract positions as part of a merchandising program and to manage the Company’s exposure to fluctuations in foreign currencies.  The Company has not applied hedge accounting to these positions.  All foreign exchange contracts were closed as of the end of the third quarter.  As of July 26, 2009, the Company had the following outstanding commodity futures contracts related to its merchandising program:

Commodity	Volume
Pork Bellies	3,600 cwt
Lean Hogs	9,600 cwt

Fair Values:  The fair values of the Company’s derivative instruments as of July 26, 2009, were as follows:

	July 26, 2009
	Location on Consolidated Statement of Financial Position	Fair Value (1)
Asset Derivatives:
Derivatives Designated as Hedges:
Commodity contracts	Prepaid expenses and other current assets	$24,521

Derivatives Not Designated as Hedges:
Commodity contracts	Prepaid expenses and other current assets	(3,595)

Total Asset Derivatives		$20,926

Liability Derivatives:
Derivatives Designated as Hedges:
Commodity contracts	Accounts payable	$24,899

Total Liability Derivatives		$24,899

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

Derivative Gains and Losses:  Gains or losses (before tax) related to the Company’s derivative instruments for the quarter ended July 26, 2009, were as follows:

Cash Flow Hedges:	Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss (AOCL) (Effective Portion) (1)	Location on Consolidated Statement of Operations	Gain/(Loss) Reclassified from AOCL into Earnings (Effective Portion) (1)	Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (4)
Commodity contracts	$(5,341)	Cost of products sold	$(13,831)	$1,363

Fair Value Hedges:	Location on Consolidated Statement of Operations	Gain/(Loss) Recognized in Earnings (Effective Portion) (3)	Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (5)
Commodity contracts	Cost of products sold	$11,333	$(118)

Derivatives Not Designated as Hedges:	Location on Consolidated Statement of Operations	Gain/(Loss) Recognized in Earnings
Commodity contracts	Cost of products sold	$(154)

Foreign exchange contracts	Interest and investment income (loss)	$(141)

Gains or losses (before tax) related to the Company’s derivative instruments for the nine months ended July 26, 2009, were as follows:

Cash Flow Hedges:	Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss (AOCL) (Effective Portion) (1)	Location on Consolidated Statement of Operations	Gain/(Loss) Reclassified from AOCL into Earnings (Effective Portion) (1)	Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (4)
Commodity contracts	$(22,205)	Cost of products sold	$(38,131)	$810

Fair Value Hedges:	Location on Consolidated Statement of Operations	Gain/(Loss) Recognized in Earnings (Effective Portion) (3)	Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (5)
Commodity contracts	Cost of products sold	$48,949	$(2,386)

Derivatives Not Designated as Hedges:	Location on Consolidated Statement of Operations	Gain/(Loss) Recognized in Earnings
Commodity contracts	Cost of products sold	$239

Foreign exchange contracts	Interest and investment income (loss)	$(141)

(1)   Amounts represent gains or losses in AOCL before tax.  See Note F — Comprehensive Income for the after tax impact of these gains or losses on net earnings.

(2)   There were no gains or losses excluded from the assessment of hedge effectiveness during the quarter or nine months.

(3)   Gains on commodity contracts designated as fair value hedges were offset by a corresponding loss on the underlying hedged purchase commitment.

(4)   There were no gains or losses resulting from the discontinuance of cash flow hedges during the quarter or nine months.

(5)   There were no gains or losses recognized as a result of a hedged firm commitment no longer qualifying as a fair value hedge during the quarter or nine months.

NOTE I                  FAIR VALUE MEASUREMENTS

Effective at the beginning of fiscal 2009, the Company adopted the provisions of SFAS 157 for its financial assets and liabilities carried at fair value on a recurring basis in the consolidated financial statements.  As discussed in Note A, the FASB allowed deferral of the effective date of SFAS 157 for one year for nonfinancial assets and liabilities measured at fair value that are recognized or disclosed on a nonrecurring basis.  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of July 26, 2009, and their level within the fair value hierarchy, are presented in the table below.

	Fair Value Measurements at July 26, 2009
	Fair Value at July 26, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Cash equivalents (1)	$211,218	$211,218	$—	$—
Trading securities (2)	100,053	64,503	35,550	—
Commodity derivatives (3)	6,860	6,860	—	—
Total Assets at Fair Value	$318,131	$282,581	$35,550	$—

Liabilities at Fair Value:
Commodity derivatives (3)	$24,899	$—	$24,899	$—
Deferred compensation (2)	35,811	9,880	25,931	—
Total Liabilities at Fair Value	$60,710	$9,880	$50,830	$—

The following methods and assumptions were used to estimate the fair value of the financial assets and liabilities above:

(1)           The Company’s cash equivalents consist of money market funds rated AAA.  As these investments have a maturity date of three months or less, the carrying value approximates fair value.

(2)           The Company holds trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans.  The rabbi trust is included in other assets on the Consolidated Statements of Financial Position and is valued based on the underlying fair value of each fund held by the trust.  A portion of the funds held related to the supplemental executive retirement plans have been invested in fixed income funds managed by a third party.  The declared rate on these funds is set based on a formula using the yield of the general account investment portfolio that supports the fund, adjusted for expenses and other charges.  The rate is guaranteed for one year at issue, and may be reset annually on the policy anniversary, subject to a guaranteed minimum rate.  As the value is based on adjusted market rates, and the fixed rate is only reset on an annual basis, these funds are classified as Level 2.  The remaining funds held are also managed by a third party, and include equity securities, money market accounts, bond funds, or other portfolios for which there is an active quoted market.  Therefore these securities are classified as Level 1.  The related deferred compensation liabilities are included in other long term liabilities on the Consolidated Statements of Financial Position and are valued based on the underlying investment selections held in each participant’s account.  Investment options generally mirror those funds held by the rabbi trust, for which there is an active quoted market.  Therefore these investment balances are classified as Level 1.  The Company also offers a fixed rate investment option to participants.  The rate earned on these investments is adjusted annually based on a specified percentage of the United States Internal Revenue Service (I.R.S.) Applicable Federal Rates in effect and therefore these balances are classified as Level 2.

(3)           The Company’s commodity derivatives represent futures contracts and swaps used in its hedging programs to offset price fluctuations associated with purchases of corn, soybean meal, and natural gas, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The Company’s futures contracts for corn and soybean meal are traded on the Chicago Board of Trade (CBOT), while futures contracts for lean hogs and bellies are traded on the Chicago Mercantile Exchange.  These are active markets with quoted prices available and therefore the futures contracts are classified as Level 1.  The Company’s corn and soybean meal swaps settle based on quoted prices from the CBOT, while natural gas swaps are settled based on quoted prices from the New York Mercantile Exchange.  As the swaps settle based on quoted market prices, but are not held directly with the exchange, the swaps are classified as Level 2.  All derivatives are reviewed for potential credit risk and risk of nonperformance.  In accordance with FASB Staff Position FIN No. 39-1, the Company nets its derivative assets and liabilities, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract.  The net balance for each arrangement is included in prepaid expenses and other current assets or accounts payable, as appropriate, in the Consolidated Statements of Financial Position.  As of July 26, 2009, the Company had recognized the right to reclaim cash collateral of $42,445 from, and the obligation to return cash collateral of $56,511 to, various counterparties.

The Company’s financial assets and liabilities also include accounts receivable, accounts payable, and short-term debt, for which carrying value approximates fair value due to the short periods to maturity for those instruments.  The Company does not carry its long-term debt at fair value in its Consolidated Statements of Financial Position.  Based on borrowing rates available to the Company for long-term financing with similar terms and average maturities, the fair value of long-term debt, utilizing discounted cash flows, was $383,029 as of July 26, 2009, and $357,654 as of October 26, 2008.

NOTE J           PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic benefit cost for pension and other post-retirement benefit plans consists of the following:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	July 26, 2009	July 27, 2008	July 26, 2009	July 27, 2008
Service cost	$4,530	$4,852	$13,563	$14,867
Interest cost	11,788	10,956	35,405	33,287
Expected return on plan assets	(13,074)	(13,994)	(39,222)	(42,344)
Amortization of prior service cost	(154)	(37)	(451)	(113)
Recognized actuarial loss	1,291	1,345	3,965	3,978
Settlement charge	2,569	—	6,788	—
Net periodic cost	$6,950	$3,122	$20,048	$9,675

	Post-retirement Benefits
	Three Months Ended		Nine Months Ended
	July 26, 2009	July 27, 2008	July 26, 2009	July 27, 2008
Service cost	$553	$683	$1,657	$2,047
Interest cost	5,583	5,649	16,749	16,948
Amortization of prior service cost	1,376	1,454	4,129	4,362
Recognized actuarial (gain) loss	(210)	736	(630)	2,208
Net periodic cost	$7,302	$8,522	$21,905	$25,565

Charges of $4,219 and $2,569 were recognized in the first and third quarter of fiscal 2009, respectively, for settlements on non-qualified pension plans resulting from executive retirements.  The Company made contributions totaling $55,000 in the third quarter of fiscal 2009 to fund its pension plans, and is currently evaluating an additional discretionary contribution.

NOTE K          INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (FIN 48) at the beginning of fiscal 2008, on October 29, 2007.  The amount of unrecognized tax benefits, including interest and penalties, at July 26, 2009, recorded in other long-term liabilities was $41,321, of which $26,952 would impact the Company’s effective tax rate if recognized.  The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense, with $988 and $1,988 included in expense in the third quarter and first nine months of fiscal 2009, respectively.  The amount of accrued interest and penalties at July 26, 2009, associated with unrecognized tax benefits was $10,833.

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

Intersegment sales are recorded at prices that approximate cost and are eliminated in the Consolidated Statements of Operations.  Equity in earnings of affiliates is included in segment operating profit; however, the Company does not allocate investment income, interest expense, and interest income to its segments when measuring performance.  The Company also retains various other income and unallocated expenses at corporate.  These items are included below as net interest and investment income and general corporate expense when reconciling to earnings before income taxes.

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

	Three Months Ended		Nine Months Ended
	July 26, 2009	July 27, 2008	July 26, 2009	July 27, 2008
Sales to Unaffiliated Customers
Grocery Products	$209,012	$222,922	$692,639	$683,801
Refrigerated Foods	847,578	890,978	2,579,064	2,580,259
Jennie-O Turkey Store	295,381	310,532	890,165	893,870
Specialty Foods	167,203	192,001	519,679	563,322
All Other	55,266	61,709	177,022	172,139
Total	$1,574,440	$1,678,142	$4,858,569	$4,893,391

Intersegment Sales
Grocery Products	$0	$0	$0	$0
Refrigerated Foods	1,898	2,011	5,813	3,990
Jennie-O Turkey Store	24,145	25,747	73,114	71,735
Specialty Foods	48	42	151	160
All Other	0	0	0	0
Total	$26,091	$27,800	$79,078	$75,885
Intersegment elimination	(26,091)	(27,800)	(79,078)	(75,885)
Total	$0	$0	$0	$0

Net Sales
Grocery Products	$209,012	$222,922	$692,639	$683,801
Refrigerated Foods	849,476	892,989	2,584,877	2,584,249
Jennie-O Turkey Store	319,526	336,279	963,279	965,605
Specialty Foods	167,251	192,043	519,830	563,482
All Other	55,266	61,709	177,022	172,139
Intersegment elimination	(26,091)	(27,800)	(79,078)	(75,885)
Total	$1,574,440	$1,678,142	$4,858,569	$4,893,391

Segment Operating Profit
Grocery Products	$33,215	$29,849	$116,527	$107,829
Refrigerated Foods	58,291	36,331	155,731	154,762
Jennie-O Turkey Store	15,920	8,078	61,847	54,590
Specialty Foods	16,488	16,895	47,237	50,701
All Other	4,664	5,785	17,936	20,653
Total segment operating profit	$128,578	$96,938	$399,278	$388,535

Net interest and investment income	(553)	(13,904)	(3,951)	(28,738)
General corporate expense	(9,974)	(2,907)	(28,018)	(18,982)

Earnings before income taxes	$118,051	$80,127	$367,309	$340,815

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

The Company earned $0.57 per diluted share in the third quarter of fiscal 2009, an increase of 50.0 percent compared to $0.38 per diluted share in the third quarter of fiscal 2008.  Significant factors impacting the quarter were:

•      Refrigerated Foods profit increased, reflecting significantly reduced input costs for its value-added businesses.

•      Jennie-O Turkey Store continued to report increased profits, driven primarily by lower feed costs due to the planned reduction of turkey production and a reduced cost per ton during the quarter.

•      Grocery Products profit results were positively impacted by continued strength in sales of core canned items.

•      Specialty Foods results declined due to continued weak sales by its Century Foods International operating segment.

•      Net interest and investment income showed notable improvement due to gains on the Company’s rabbi trust investments.

Consolidated Results

Net earnings for the third quarter of fiscal 2009 increased 48.6 percent to $77,169 from $51,947 in the same quarter of 2008.  Diluted earnings per share for the quarter increased 50.0 percent to $0.57 from $0.38 last year.  Net earnings for the first nine months of 2009 increased 9.8 percent to $238,937 from $217,689 in 2008.  Diluted earnings per share increased to $1.76 from $1.58 for the same period of the prior year.

Net sales for the third quarter of fiscal 2009 decreased 6.2 percent to $1,574,440 versus $1,678,142 in 2008.  Tonnage decreased 3.7 percent to 1,094 million lbs. for the third quarter compared to 1,137 million lbs. in the same quarter of last year.  Net sales for the first nine months of fiscal 2009 decreased 0.7 percent to $4,858,569 from $4,893,391 in the first nine months of fiscal 2008.  Tonnage for the nine months decreased 2.4 percent to 3,384 million lbs. compared to 3,467 million lbs. in 2008.  Declines reflect the continued impact of a weak economy, planned reductions in production for the Company’s turkey operations in response to market conditions, and the discontinuance of sales of Carapelli olive oil and certain other product lines.  Net sales for the nine months remain comparable to the prior year as strong demand for core product lines and the impact of earlier pricing initiatives have helped to mitigate the impact of the tonnage declines.

Gross profit for the third quarter and first nine months of fiscal 2009 was $260,324 and $794,677, respectively, compared to $229,046 and $785,689 for the same periods last year.  Gross profit as a percentage of net sales for the third quarter and nine months increased to 16.5 and 16.4 percent in 2009, from 13.6 and 16.1 percent for the comparable quarter and nine months of fiscal 2008.  The Refrigerated Foods segment benefited from significantly reduced input costs during the quarter compared to the prior year, as a rapid increase in primal values due to export demand during the third quarter of fiscal 2008 pressured margins in the segment’s value-added businesses.  The lower costs were able to offset the impact of continued weak cut-out margins in pork operations.  Margin improvement also continued at Jennie-O Turkey Store during the third quarter driven by lower feed costs compared to the prior year, due to a planned reduction in turkey production and a decreased cost per ton.  Significantly lower freight expense across most segments of the Company also improved the third quarter and nine month margin results.

Selling, general and administrative expenses for the third quarter and first nine months of fiscal 2009 were $142,010 and $424,381, respectively, compared to $135,256 and $419,567 last year.  As a percentage of net sales, selling, general and administrative expenses for the third quarter and first nine months increased to 9.0 percent and 8.7 percent, respectively, compared to the prior year at 8.1 percent and 8.6 percent.  Increased medical costs and higher pension expenses contributed to the increase for both the quarter and nine months, offsetting declines in travel and advertising expenses.  Additional employee incentive plan costs also contributed to the increase for the third quarter.  The Company expects overall selling, general and administrative expenses to be approximately 9.0 percent of net sales for the remainder of fiscal 2009.

Equity in earnings of affiliates was $290 and $964 for the third quarter and first nine months, respectively, compared to $241 and $3,431 last year.  Equity for both the third quarter and nine months was negatively impacted by the dissolution of the Company’s Carapelli USA, LLC joint venture in the second quarter of fiscal 2009.  For the first nine months, results for the Company’s other joint ventures have been mixed.   Decreases compared to the prior year were primarily due to lower results from the Company’s 40 percent owned Philippine joint venture, Purefoods-Hormel Company, and the Company’s 49 percent owned joint venture, San Miguel Purefoods (Vietnam) Co. Ltd.  These declines were partially offset by improved performance from the Company’s 50 percent owned joint venture, Herdez Corporation.  Minority interests in the Company’s consolidated investments are also reflected in these figures, and remained comparable to the prior year.

The effective tax rate for the third quarter and first nine months of fiscal 2009 was 34.6 and 34.9 percent, respectively, compared to 35.2 and 36.1 percent for the comparable quarter and nine months of fiscal 2008.  The lower rate for both the third quarter and first nine months of fiscal 2009 reflects more positive returns on the Company’s rabbi trust in the current year, which are not taxable.  The lower rate for the nine months is also due to an increase in interest reserves as a result of the adoption of FIN 48 and net unfavorable discrete items in the first quarter of fiscal 2008.  The Company expects an effective tax rate of approximately 36.0 percent for the remainder of fiscal 2009.

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

	Three Months Ended			Nine Months Ended
	July 26, 2009	July 27, 2008	% Change	July 26, 2009	July 27, 2008	% Change
Net Sales
Grocery Products	$209,012	$222,922	(6.2)	$692,639	$683,801	1.3
Refrigerated Foods	847,578	890,978	(4.9)	2,579,064	2,580,259	(0.0)
Jennie-O Turkey Store	295,381	310,532	(4.9)	890,165	893,870	(0.4)
Specialty Foods	167,203	192,001	(12.9)	519,679	563,322	(7.7)
All Other	55,266	61,709	(10.4)	177,022	172,139	2.8
Total	$1,574,440	$1,678,142	(6.2)	$4,858,569	$4,893,391	(0.7)

Segment Operating Profit
Grocery Products	$33,215	$29,849	11.3	$116,527	$107,829	8.1
Refrigerated Foods	58,291	36,331	60.4	155,731	154,762	0.6
Jennie-O Turkey Store	15,920	8,078	97.1	61,847	54,590	13.3
Specialty Foods	16,488	16,895	(2.4)	47,237	50,701	(6.8)
All Other	4,664	5,785	(19.4)	17,936	20,653	(13.2)

Total segment operating profit	$128,578	$96,938	32.6	$399,278	$388,535	2.8
Net interest and investment income	(553)	(13,904)	96.0	(3,951)	(28,738)	86.3
General corporate expense	(9,974)	(2,907)	(243.1)	(28,018)	(18,982)	(47.6)

Earnings before income taxes	$118,051	$80,127	47.3	$367,309	$340,815	7.8

Grocery Products

The Grocery Products segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market.

Grocery Products net sales decreased 6.2 percent for the third quarter and increased 1.3 percent for the first nine months compared to the same fiscal 2008 periods.  Tonnage decreased 7.6 percent for the third quarter and 1.0 percent for the first nine months compared to the prior year.  Top-line results for both the quarter and nine months were negatively impacted by the discontinuance of sales of Carapelli olive oil in the third quarter, as well as the rationalization of certain other products lines.  Excluding those items last year, sales for Grocery Products were essentially flat compared to fiscal 2008.  Sales of the SPAM family of products and Hormel chili continued to be strong, with double-digit increases noted for both the third quarter and nine months.  These product lines continue to offer a good value proposition to consumers.  Sales of Herdez ethnic products were also strong during the third quarter.  Sales of Hormel Compleats microwave meals declined during the quarter, reflecting competitive activity and the ongoing economic trend away from convenience items.

Segment profit for Grocery Products increased 11.3 percent for the third quarter and 8.1 percent for the nine months compared to the fiscal 2008.  Lower pork input costs and the impact of pricing advances taken in prior periods benefited results for the quarter.  This segment has also experienced significant reductions in freight expenses throughout fiscal 2009.  Grocery Products continues to be challenged with increased input costs on certain product lines due to higher prices for beef and steel.

Many of these same factors are expected to continue throughout the remainder of the fiscal year.  Continued investments in promotional programs should provide some additional top-line improvement during the fourth quarter.  Construction of the new production facility in Dubuque, Iowa also continues, which will provide additional capacity for canned and microwave tray items beginning in fiscal 2010.

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

Net sales for the Refrigerated Foods segment decreased 4.9 percent for the third quarter and were flat for the first nine months of fiscal 2009, compared to the same periods of fiscal 2008.  Tonnage decreased 0.9 percent and 1.7 percent for the third quarter and first nine months, respectively, compared to last year.  The continued weak economy impacted sales results for this segment.  Foodservice sales were particularly soft, and lower pricing on retail fresh pork items also contributed to the sales decline.

Segment profit for Refrigerated Foods increased 60.4 and 0.6 percent for the third quarter and first nine months of fiscal 2009, respectively, compared to the prior year.  The Company processed 2,266,000 hogs during the third quarter, which decreased slightly from the prior year.  Lower input costs and a more favorable product mix drove the increased profits compared to fiscal 2008.  However, continued weak cut-out margins persisted into the third quarter, which generated additional pork operating losses and offset a portion of the gains realized in the value-added businesses.  This segment has also benefited from significantly reduced freight expenses throughout fiscal 2009, as compared to the prior year.

The Meat Products business unit reported another strong quarter, with double-digit sales growth achieved for Hormel Natural Choice lunchmeats, Hormel party trays, Hormel retail pepperoni, and DiLusso Deli Company products.  However, sales of Hormel refrigerated entrees and Lloyd’s barbeque ribs showed some declines during the third quarter.  The Foodservice business unit also continued to experience sales and tonnage declines, reflecting the ongoing decrease in travel and restaurant business due to economic conditions.  The Company has been successful in pursuing other foodservice channels to offset a portion of those lost sales.

Farmer John continued to struggle with lower hog markets for the Company’s live hog production facilities, which have generated sizable losses for both the third quarter and first nine months of 2009.  However, this business continued to reduce expenses and expand its sales of value-added products, resulting in an overall improvement in profits compared to the prior year third quarter.

The outlook for this segment is mixed entering the fourth quarter.  Continued lower input costs are expected to provide some additional benefit, and some improvement in cut-out values has occurred recently.  However, weak export markets and softness in the foodservice sector are also expected to persist throughout the remainder of the fiscal year, which could negatively impact results.

Jennie-O Turkey Store

The Jennie-O Turkey Store (JOTS) segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for retail, foodservice, and fresh product customers.

JOTS net sales decreased 4.9 percent for the third quarter and were flat for the first nine months versus the comparable periods of fiscal 2008.  Tonnage decreased 2.2 percent for the third quarter and 1.8 percent for the first nine months, compared to fiscal 2008 results.  Lower sales of retail commodity items, primarily whole birds, were a key driver of the decreased sales due to the timing of shipments and overall lower pricing compared to fiscal 2008.  Planned volume reductions have also impacted sales and have driven inventory levels significantly lower than the prior year.  Value-added net sales also declined in the third quarter, reflecting competitive pressures and changes in consumer behavior driven by economic conditions.

Segment profit for JOTS increased 97.1 percent for the third quarter and 13.3 percent for the first nine months of fiscal 2009 compared to the prior year.  Lower feed expense, due to a planned reduction in turkey production and a decreased cost per ton compared to the prior year, was again the key driver of the improved profitability this quarter.  Despite production cutbacks, the industry remains in an oversupply situation for breast meat and whole birds, causing commodity markets to remain at unusually low levels.  The volume reductions at JOTS noted above have allowed the Company to avoid generating surplus breast meat, which would have been sold at a loss under these market conditions.

Following several consecutive quarters of growth in its value-added businesses, JOTS did report a decline in the third quarter.  Gains on retail products, such as Jennie-O Turkey Store turkey burgers, were unable to offset decreased revenues for the foodservice and deli business units.  The Company continues to focus on its value-added product lines and is pursuing options to restore growth in this area in upcoming quarters, including new media campaigns planned for the fourth quarter.

JOTS continues to focus on balancing inventories with value-added production demand.  Export restrictions are a concern entering the fourth quarter.  It is also likely that the industry oversupply of breast meat will keep commodity prices low during at least the remainder of fiscal 2009.  Although feed costs are expected to be volatile in the fourth quarter, they should still be less than a year ago.  The trend of weaker consumer demand is also a challenge, and may impact results for JOTS in the fourth quarter.

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

Specialty Foods has been challenged throughout fiscal 2009, as net sales decreased 12.9 percent for the third quarter and 7.7 percent for the first nine months, compared to the same periods of fiscal 2008.  Tonnage decreased 13.2 percent for the quarter and 9.3 percent for the first nine months, compared to the prior year.  The Boca Grande acquisition contributed an incremental $3,277 of net sales and 4.0 million lbs. of tonnage to the third quarter results for this segment, and $13,842 of net sales and 15.8 million lbs. of tonnage to the nine month results.  Specialty Foods segment profit decreased 2.4 percent in the third quarter and 6.8 percent for the first nine months, compared to 2008 results.

Declines in both net sales and profits continued to be driven by reduced sales of nutritional powders and ready-to-drink products at CFI.  The loss of business due to competitive issues and an overall slowdown with existing key customers have continued to negatively impact results compared to the prior year.  Increased sales of nutritional products at DCB offset a portion of these declines.  Sales and margins for private label luncheon meat, hash, and chili were also up at HSP during the quarter, offsetting a decline in contract packaging sales.  Reduced freight and distribution expenses have also benefited this segment during fiscal 2009.

Entering the fourth quarter, sales of private label canned products are expected to remain strong.  CFI continues to pursue new contract packaging opportunities, but results are still expected to trail the prior year.  DCB will continue to face competitive pricing pressures on certain product lines, but a favorable product mix and lower freight expenses should provide some upside during the fourth quarter.

All Other

The All Other segment includes the Hormel Foods International (HFI) operating segment, which manufactures, markets, and sells Company products internationally.  This segment also includes various miscellaneous corporate sales.

All Other net sales decreased 10.4 percent for the quarter and increased 2.8 percent for the first nine months, as compared to fiscal 2008.  HFI export sales of fresh pork declined compared to the fiscal 2008 third quarter, as the weak global economy and publicity regarding the H1N1 flu virus have impacted pork export markets.  Segment profit decreased 19.4 and 13.2 percent for the third quarter and first nine months of fiscal 2009, respectively, compared to prior year results.  Lower raw material costs provided some benefit for the quarter, but were unable to offset the impact of the weaker export markets and unfavorable currency exchange rates in key international markets.  Although the Company’s international joint ventures improved modestly in the third quarter, they continue to represent a significant decrease in profits for the first nine months, compared to fiscal 2008.

Unallocated Income and Expenses

The Company does not allocate investment income, interest expense, and interest income to its segments when measuring performance.  The Company also retains various other income and unallocated expenses at corporate.  These items are included in the segment table for the purpose of reconciling segment results to earnings before income taxes.

Net interest and investment income represented a net expense of $553 and $3,951 for the third quarter and first nine months of fiscal 2009, respectively, compared to a net expense of $13,904 and $28,738 for the comparable quarter and nine months of fiscal 2008.  The decreased expense was primarily driven by improved investment returns on the Company’s rabbi trust for supplemental executive retirement plans and deferred income plans, which increased $10,469 and $20,126 for the third quarter and first nine months, respectively, compared to fiscal 2008.  Fiscal 2009 results also include a $3,591 pretax gain recognized on the dissolution of the Company’s Carapelli USA, LLC joint venture.  Additionally, the Company recorded a $2,400 investment write-off in the third quarter of fiscal 2008.  Interest expense of $6,963 and $21,336 for the third quarter and first nine months of 2009, respectively, was comparable to prior year levels.  The Company anticipates that interest expense will approximate $29,000 for fiscal 2009.

General corporate expense for the third quarter and first nine months was $9,974 and $28,018, respectively, compared to $2,907 and $18,982 for the comparable periods of fiscal 2008.  Increased expense for the third quarter and nine months reflects higher medical and pension related expenses, which are expected to continue in upcoming quarters.  Additional employee incentive plan costs also contributed to the increase for the quarter.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions that was disclosed in the Company’s Annual Report on Form 10-K for the year ended October 26, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $295,100 at the end of the third quarter of fiscal year 2009 compared to $109,987 at the end of the comparable fiscal 2008 period.

Cash provided by operating activities was $327,124 in the first nine months of fiscal 2009 compared to $183,431 in the same period of fiscal 2008.  Increased earnings and favorable changes in working capital generated most of the increase, as significant decreases in inventory and accounts receivable balances during fiscal 2009 have more than offset decreases in accounts payable and accrued expense balances.  These increases were partially offset by a contribution of $55,000 to fund the Company’s pension plans in the third quarter of fiscal 2009.

Cash used in investing activities decreased to $60,240 in the first nine months of fiscal 2009 from $124,229 in the comparable period of fiscal 2008.  Decreased cash outflow related to acquisition activity was the primary driver of the decrease, due to the acquisition of Boca Grande in the third quarter of fiscal 2008 for $23,255.  Lower fixed asset expenditures during fiscal 2009 also contributed to the decrease, declining to $71,029 for the first nine months of fiscal 2009 from $96,293 in the comparable period of fiscal 2008.  The Company currently estimates its fiscal 2009 fixed asset expenditures to be approximately $100,000.  The Company’s investments in available-for-sale securities also resulted in a lower net cash outflow of approximately $12,800 for the first nine months of fiscal 2009 compared to the prior year.

Cash used in financing activities was $126,562 in the first nine months of fiscal 2009 compared to $98,964 in the same period of fiscal 2008.  The Company used $13,876 for common stock repurchases in first nine months of fiscal 2009, compared to $56,472 in the same period of the prior year.  For additional information pertaining to the Company’s share repurchase plans or programs, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”  Offsetting this decrease were increased net payments on short-term debt.  Additionally, cash flows generated from the Company’s stock option plan decreased approximately $17,800 during the first nine months of fiscal 2009, as compared to the prior year.

Cash dividends paid to the Company’s shareholders also continue to be a significant financing activity for the Company.  Dividends paid in the first nine months of 2009 were $75,880 compared to $70,585 in the comparable period of fiscal 2008.  For fiscal 2009, the annual dividend rate has been increased to $0.76 per share, representing the 43rd consecutive annual dividend increase.  The Company has paid dividends for 324 consecutive quarters and expects to continue doing so.

The Company is required, by certain covenants in its debt agreements, to maintain specified levels of financial ratios and balance sheet position.  At the end of the third quarter of fiscal 2009, the Company was in compliance with all of these debt covenants.

Cash flow from operating activities provides the Company with its principal source of liquidity.  The Company does not anticipate a significant risk to cash flow from this source in the foreseeable future because the Company operates in a relatively stable industry and has strong products across many product lines.  However, due to the credit market conditions that began in the latter half of fiscal 2008, the Company has continued to manage its capital conservatively during fiscal 2009.  Certain capital projects that were not time critical were delayed, and notable efforts have been made to improve working capital balances.  The Company repaid its $60,000 outstanding short-term line of credit balance subsequent to the end of the third quarter, and intends to renew its credit facility in fiscal 2010.  The Company is also evaluating an additional discretionary contribution to its pension plans during the fourth quarter.  Additional share repurchases also remain a strategic option that will be considered as a use of free cash flows.

Contractual Obligations and Commercial Commitments

As discussed in Note K of the Notes to Consolidated Financial Statements, the Company adopted the provisions of FIN 48 at the beginning of fiscal 2008.  The Company is unable to determine its exact contractual obligations by year related to this pronouncement, as the ultimate amount or timing of settlement of its reserves for income taxes cannot be reasonably estimated.  The total liability for unrecognized tax benefits, including interest and penalties, at July 26, 2009, was $41,321.

There have been no other material changes to the information regarding the Company’s future contractual financial obligations that was disclosed in the Company’s Annual Report on Form 10-K for the year ended October 26, 2008.

Off-Balance Sheet Arrangements

The Company currently provides a revocable standby letter of credit for $3,890 to guarantee obligations that may arise under workers compensation claims of an affiliated party.  This potential obligation is not reflected in the Company’s Consolidated Statements of Financial Position.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

(In Thousands of Dollars)

Hog Markets:  The Company’s earnings are affected by fluctuations in the live hog market.  To minimize the impact on earnings, and to ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods up to 15 years.  Purchased hogs under contract accounted for 92 percent and 91 percent of the total hogs purchased by the Company through the first nine months of fiscal 2009 and 2008, respectively.  The majority of these contracts use market-based formulas based on hog futures, hog primal values, or industry reported hog markets.  Under normal, long-term market conditions, changes in the cash hog market are offset by proportional changes in primal values.  Therefore, a hypothetical 10 percent change in the cash hog market would have had an immaterial effect on the Company’s results of operations.

Certain procurement contracts allow for future hog deliveries (firm commitments) to be forward priced.  The Company generally hedges these firm commitments by using hog futures contracts.  These futures contracts are designated and accounted for as fair value hedges.  The change in the market value of such futures contracts is highly effective at offsetting changes in price movements of the hedged item, and the Company evaluates the effectiveness of the contracts on a regular basis.  Changes in the fair value of the futures contracts, along with the gain or loss on the firm commitment, are marked-to-market through earnings and are recorded on the Consolidated Statement of Financial Position as a current asset and liability, respectively.  The fair value of the Company’s open futures contracts as of July 26, 2009, was $2,708 compared to $15,828 as of October 26, 2008.

The Company measures its market risk exposure on its hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in market prices.  A 10 percent increase in market prices would have negatively impacted the fair value of the Company’s July 26, 2009, open contracts by $3,435, which in turn would lower the Company’s future cost of purchased hogs by a similar amount.

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

To reduce the Company’s exposure to changes in grain prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future direct grain purchases.  This program utilizes corn and soybean meal futures and swaps, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value with an unrealized loss of $28,186, before tax, on the Consolidated Statement of Financial Position as of July 26, 2009, compared to an unrealized loss of $63,250, before tax, as of October 26, 2008.

The Company measures its market risk exposure on its grain futures contracts and swaps using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain.  A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s July 26, 2009, open grain contracts by $10,705, which in turn would lower the Company’s future cost on purchased grain by a similar amount.

Natural Gas:  Production costs at the Company’s plants and feed mills are also subject to fluctuations in fuel costs.  To reduce the Company’s exposure to changes in natural gas prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future natural gas purchases.  This program utilizes natural gas swaps, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value with an unrealized loss of $14,673, before tax, on the Consolidated Statement of Financial Position as of July 26, 2009, compared to an unrealized loss of $10,229, before tax, as of October 26, 2008.

The Company measures its market risk exposure on its natural gas contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for natural gas.  A 10 percent decrease in the market price for natural gas would have negatively impacted the fair value of the Company’s July 26, 2009, open natural gas contracts by $3,057, which in turn would lower the Company’s future cost on natural gas purchases by a similar amount.

Long-Term Debt:  A principal market risk affecting the Company is the exposure to changes in interest rates on the Company’s fixed-rate, long-term debt.  Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $1,308.  The fair value of the Company’s long-term debt was estimated using discounted future cash flows based on the Company’s incremental borrowing rate for similar types of borrowing arrangements.

Investments:  The Company holds trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans.  The Company is subject to market risk due to fluctuations in the value of these investments, as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis.  As of July 26, 2009, the balance of these securities totaled $100,053.  As losses on these securities are not tax deductible, a 10 percent decline in the value of these assets would have a direct negative impact to the Company’s net earnings of approximately $10,005, while a 10 percent increase in value would have a positive impact of the same amount.

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

(b)               Internal Controls.

During the third quarter of fiscal year 2009, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company has approximately 18,700 employees, of which approximately 6,300 are represented by labor unions, principally the United Food and Commercial Workers’ Union.  A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities that results in work slowdowns or stoppages could harm the Company’s financial results.   There are no union contracts at the Company’s facilities that are scheduled to expire during the remainder of the 2009 fiscal year.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the Third Quarter of Fiscal 2009

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 27, 2009 – May 31, 2009	36,849	$29.90	36,807	1,858,572
June 1, 2009 – June 28, 2009	0	—	0	1,858,572
June 29, 2009 – July 26, 2009	70,039	34.30	70,000	1,788,572
Total	106,888	$32.78	106,807

(1)   The 81 shares repurchased during the quarter, other than through publicly announced plans or programs, represent purchases for the Company’s employee awards program.

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

HORMEL FOODS CORPORATION
(Registrant)

Date: September 4, 2009	By	/s/ JODY H. FERAGEN
JODY H. FERAGEN
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: September 4, 2009	By	/s/ JAMES N. SHEEHAN
JAMES N. SHEEHAN
Vice President and Controller
(Duly Authorized Officer)