Form 10-K
period 2009-10-25
HORMEL FOODS CORP /DE/
filed 2009-12-16
CIK 48465

ANNUAL REPORT ON FORM 10-K

HORMEL FOODS CORPORATION

OCTOBER 25, 2009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 25, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months.  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of April 26, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was $2,117,802,675 based on the closing price of $30.63 per share on that date.

As of November 27, 2009, the number of shares outstanding of each of the registrant’s classes of common stock was as follows:

Common Stock, $.0586 Par Value – 133,628,663 shares

Common Stock Non-Voting, $.01 Par Value – 0 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Stockholders’ Report for the fiscal year ended October 25, 2009, are incorporated by reference into Part I, Items 1 and 1A and Part II, Items 5-8 and 9A, and included as Exhibit 13.1 filed herewith.

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held January 26, 2010, are incorporated by reference into Part III, Items 10-14.

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

On October 26, 2009, subsequent to the end of the fiscal year, the Company also completed the formation of MegaMex Foods, LLC, a joint venture which will market Mexican foods in the United States.  The Company will have a 50 percent ownership interest in this joint venture, and the investment will be included in the Company’s Grocery Products segment.

The Company has not been involved in any bankruptcy, receivership, or similar proceedings during its history.  Substantially all of the assets of the Company have been acquired in the ordinary course of business.

The Company had no significant change in the type of products produced or services rendered, or in the markets or methods of distribution since the beginning of the 2009 fiscal year.

(b)  Segments

The Company’s business is reported in five segments: Grocery Products, Refrigerated Foods, Jennie-O Turkey Store (JOTS), Specialty Foods, and All Other.  Net sales to unaffiliated customers and operating profit, and the presentation of certain other financial information by segment, are reported in Note L of the Notes to Consolidated Financial Statements and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Annual Stockholder’s Report for the fiscal year ended October 25, 2009, incorporated herein by reference.

(c)  Description of Business

Products and Distribution

The Company’s products primarily consist of meat and other food products.  The meat products are sold fresh, frozen, cured, smoked, cooked, and canned.  The percentages of total revenues contributed by classes of similar products for the last three fiscal years of the Company are as follows:

	Fiscal Year Ended
	October 25, 2009	October 26, 2008	October 28, 2007
Perishable meat	53.9%	53.5%	54.2%
Poultry	19.3	19.2	19.2
Shelf-stable	17.3	17.1	16.8
Other	9.5	10.2	9.8
	100.0%	100.0%	100.0%

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

Construction of the new production facility in Dubuque, Iowa continues, which will provide additional capacity for canned and microwave tray items beginning in January 2010.  No other new products in fiscal 2009 required a material investment of the Company’s assets.

Domestically, the Company sells its products in all 50 states.  The Company’s products are sold through its sales personnel, operating in assigned territories coordinated from sales offices located in most of the larger U.S. cities, as well as independent brokers and distributors.  Dedicated sales teams also serve major retail customers and coordinate sales of both Grocery Products and Refrigerated Foods products.  As of October 25, 2009, the Company had approximately 662 sales personnel engaged in selling its products.  Distribution of products to customers is primarily by common carrier.

Through HFIC, the Company markets its products in various locations throughout the world.  Some of the larger markets include Australia, Canada, China, England, Japan, Mexico, and Micronesia.  The distribution of export sales to customers is by common carrier, while the China operations own and operate their own delivery system.  The Company, through HFIC, has licensed companies to manufacture various Company products internationally on a royalty basis, with the primary licensees being Tulip International of Denmark and CJ CheilJedang Corporation of South Korea.

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

The majority of the hogs harvested by the Company are purchased under supply contracts from producers located principally in Colorado, Idaho, Illinois, Iowa, Kansas, Minnesota, Nebraska, Oklahoma, South Dakota, Texas, Utah, Wisconsin, and Canada.  The cost of hogs and the utilization of the Company’s facilities are affected by both the level and the methods of pork production in the United States.  The movement toward year-round confinement operations which operate under supply agreements with processors has resulted in fewer hogs being available on the spot cash market.  The Company, along with others in the industry, uses supply contracts to manage the effects of this trend and to ensure a stable supply of raw materials.  The Company has converted the majority of its contracts to market-based formulas to better match input costs with customer pricing, and all contract costs are fully reflected in the Company’s reported financial statements.  In fiscal 2009, the Company purchased 93 percent of its hogs under supply contracts.  The Company also procures a portion of its hogs through farms that it either owns or operates in Arizona, California, Colorado, Kansas, and Wyoming.

In fiscal 2009, JOTS raised turkeys representing approximately 69 percent of the volume needed to meet its raw material requirements for whole bird and processed turkey products.  Turkeys not sourced within the Company are contracted with independent turkey growers.  JOTS’ turkey-raising farms are located throughout Minnesota and Wisconsin.

Production costs in raising hogs and turkeys are subject primarily to fluctuations in feed grain prices and, to a lesser extent, fuel costs.  To manage this risk, the Company periodically hedges a portion of its anticipated purchases of grain using futures contracts.

Manufacturing

The Company has four plants that harvest hogs for processing.  Quality Pork Processors, Inc. of Dallas, Texas, operates the harvesting facility at Austin, Minnesota under a custom harvesting arrangement.  The Company has six turkey harvest and processing operations, and 40 facilities that produce and distribute other manufactured items.  Albert Lea Select Foods, Inc. operates the processing facility at Albert Lea, Minnesota under a custom manufacturing agreement.  Company products are also custom manufactured by several other companies.  The following are the Company’s larger custom manufacturers: Steuben Foods, Jamaica, New York; Lakeside Packing Company, Manitowoc, Wisconsin; Schroeder Milk, Maplewood, Minnesota; Reichel Foods, Rochester, Minnesota; Power Packaging, St. Charles, Illinois; and Tony Downs, St. James, Minnesota.  Power

Logistics, Inc., based in St. Charles, Illinois, operates distribution centers for the Company in Dayton, Ohio, and Osceola, Iowa.

Patents and Trademarks

There are numerous patents and trademarks that are important to the Company’s business.  The Company holds 8 foreign and 46 U.S.-issued patents.  Some of the trademarks are registered and some are not.  Some of the more significant owned or licensed trademarks used by the Company or its affiliates are:

HORMEL, ALWAYS TENDER, AMERICAN CLASSICS, AUSTIN BLUES, BANGKOK PADANG, BLACK LABEL, BREAD READY, BÚFALO, CAFÉ H, CALIFORNIA NATURAL, CHI-CHI’S, COMPLEATS, CURE 81, CUREMASTER, DAN’S PRIZE, DI LUSSO, DINTY MOORE, DODGER DOG, DOÑA MARIA, DUBUQUE, EMBASA, FARMER JOHN, FAST ‘N EASY, GRANDE GOURMET, HERB-OX, HERDEZ, HIBACHI GRILL, HOMELAND, HOUSE OF TSANG, JENNIE-O TURKEY STORE, KID’S KITCHEN, LA VICTORIA, LAYOUT, LITTLE SIZZLERS, LLOYD’S, MAGNIFOODS, MANNY’S, MARRAKESH EXPRESS, MARY KITCHEN, NATURAL CHOICE, NATURASELECT, OLD SMOKEHOUSE, PELOPONNESE, PILLOW PACK, POCO PAC, PREP CHEF, PREMORO, RANGE BRAND, RICO OLE’, ROSA GRANDE, SAAG’S, SANDWICH MAKER, SAUCY BLUES, SPAM, SPAMTASTIC, STAGG, TEZZATA, THICK & EASY, VALLEY FRESH, and WRANGLERS.

The Company’s patents expire after a term that is typically 20 years from the date of filing, with earlier expiration possible based on the Company’s decision to pay required maintenance fees.  As long as the Company intends to continue using its trademarks, they are renewed indefinitely.

Customers and Backlog Orders

During fiscal year 2009, sales to Wal-Mart Stores, Inc. (Wal-Mart) represented approximately 13 percent of the Company’s revenues (measured as gross sales less returns and allowances), an increase of one percent from fiscal year 2008.  Wal-Mart is a customer for all five segments of the Company.  The five largest customers in each segment make up approximately the following percentage of segment sales: 48 percent of Grocery Products, 38 percent of Refrigerated Foods, 40 percent of JOTS, 40 percent of Specialty Foods, and 31 percent of All Other.  The loss of one or more of the top customers in any of these segments could have a material adverse effect on the results of such segment.  Backlog orders are not significant due to the perishable nature of a large portion of the products.  Orders are accepted and shipped on a current basis.

Competition

The production and sale of meat and food products in the United States and internationally are highly competitive.  The Company competes with manufacturers of pork and turkey products, as well as national and regional producers of other meat and protein sources, such as beef, chicken, and fish.  The Company believes that its largest domestic competitors for its Refrigerated Foods segment in 2009 were Tyson Foods, Smithfield Foods, and Sara Lee Corporation; for its Grocery Products segment, ConAgra Foods, General Mills, and Campbell Soup Co.; and for JOTS, Cargill, Inc. and Butterball, LLC.

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

Research and Development

Research and development continues to be a vital part of the Company’s strategy to extend existing brands and expand into new branded items.  The expenditures for research and development for fiscal 2009, 2008, and 2007, were approximately $25,398,000, $22,689,000, and $21,475,000, respectively.   There are 113 employees engaged in full time research and development, 54 in the area of improving existing products and 59 in developing new products.

Employees

As of October 25, 2009, the Company had approximately 18,600 active employees.

(d)  Geographic Areas

Financial information about geographic areas, including total revenues attributed to the U.S. and all foreign countries in total for the last three fiscal years of the Company, is reported in Note L of the Notes to Consolidated Financial Statements of the Annual Stockholder’s Report for the fiscal year ended October 25, 2009, incorporated herein by reference.

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

(f)  Executive Officers of the Registrant

				YEAR
				FIRST
		CURRENT OFFICE AND PREVIOUS		ELECTED
NAME	AGE	FIVE YEARS EXPERIENCE	DATES	OFFICER

Jeffrey M. Ettinger	51	Chairman of the Board, President and Chief Executive Officer	11/21/06 to Present	1998
		President and Chief Executive Officer	01/01/06 to 11/20/06
		President and Chief Operating Officer	06/28/04 to 12/31/05

Jody H. Feragen	53	Senior Vice President and Chief Financial Officer	01/01/07 to Present	2000
		Vice President (Finance) and Treasurer	10/31/05 to 12/31/06
		Vice President and Treasurer	10/29/01 to 10/30/05

Ronald W. Fielding	56	Executive Vice President (Grocery Products/ Corporate Development)	04/07/08 to Present	1997
		Executive Vice President (Grocery Products/ Mergers and Acquisitions)	01/01/07 to 04/06/08
		Group Vice President (Grocery Products)	10/31/05 to 12/31/06
		Group Vice President (Consumer Products Sales)	07/26/04 to 10/30/05

Steven G. Binder	52	Group Vice President (Refrigerated Foods)	07/30/07 to Present	1998
		Group Vice President (Foodservice)	10/30/00 to 07/29/07

Richard A. Bross	58	Group Vice President/President Hormel Foods International Corporation	10/29/01 to Present	1995

Robert A. Tegt	58	Group Vice President/President Jennie-O Turkey Store	12/01/08 to Present	2005
		Group Vice President (Specialty Foods Group)	10/29/07 to 11/30/08
		Vice President (Specialty Foods Group)	01/01/06 to 10/28/07
		Senior Vice President (Foodservice Division) — Jennie-O Turkey Store	04/30/01 to 12/31/05

Michael D. Tolbert	53	Group Vice President (Specialty Foods Group)	12/01/08 to Present	2004
		Group Vice President/President Jennie-O Turkey Store	10/31/05 to 11/30/08
		Vice President/President Jennie-O Turkey Store	05/31/04 to 10/30/05

Larry L. Vorpahl	46	Group Vice President (Consumer Products Sales)	10/31/05 to Present	1999
		Vice President and General Manager (Grocery Products)	12/01/03 to 10/30/05

(f)  Executive Officers of the Registrant-Continued

				YEAR
				FIRST
		CURRENT OFFICE AND PREVIOUS		ELECTED
NAME	AGE	FIVE YEARS EXPERIENCE	DATES	OFFICER

James W. Cavanaugh	60	Senior Vice President (External Affairs) and General Counsel	10/29/07 to Present	2001
		Senior Vice President (External Affairs), General Counsel, and Corporate Secretary	01/01/05 to 10/28/07
		Corporate Secretary and Senior Attorney	01/29/01 to 12/31/04

Thomas R. Day	51	Senior Vice President (Foodservice)	07/30/07 to Present	2000
		Vice President (Foodservice Sales)	10/30/00 to 07/29/07

William F. Snyder	52	Senior Vice President (Supply Chain)	10/31/05 to Present	1999
		Vice President (Refrigerated Foods Operations)	11/01/99 to 10/30/05

D. Scott Aakre	45	Vice President (Marketing-Grocery Products)	10/31/05 to Present	2005
		Director of Marketing (Grocery Products)	09/15/03 to 10/30/05

Deanna T. Brady	44	Vice President (Foodservice Sales)	07/30/07 to Present	2007
		Regional Sales Manager-West (Foodservice Sales)	06/02/03 to 07/29/07

Julie H. Craven	54	Vice President (Corporate Communications)	08/01/05 to Present	2005
		Director (Corporate Communications)	05/20/02 to 07/31/05

Michael L. Devine	55	Vice President (Grocery Products Operations)	10/27/08 to Present	2008
		Director (Grocery Products Operations Strategy)	09/03/07 to 10/26/08
		Plant Manager (Stockton)	07/29/96 to 09/02/07

Bryan D. Farnsworth	52	Vice President (Quality Management)	08/01/05 to Present	2005
		Director (Quality Management)	12/02/96 to 07/31/05

Roland G. Gentzler	55	Vice President (Finance) and Treasurer	01/01/07 to Present	2007
		Assistant Controller and Director of Finance (Refrigerated Foods)	05/01/00 to 12/31/06

Dennis B. Goettsch	56	Vice President (Foodservice Marketing)	10/30/00 to Present	2000

Daniel A. Hartzog	58	Vice President (Consumer Products Sales)	07/26/04 to Present	2000

David P. Juhlke	50	Vice President (Human Resources)	10/31/05 to Present	2005
		Vice President (Human Resources/Administration) — Jennie-O Turkey Store	04/30/01 to 10/30/05

Donald H. Kremin	49	Vice President (Consumer Product Sales)	10/29/07 to Present	2007
		Director Wal-Mart Business Team (Consumer Product Sales)	09/05/05 to 10/28/07
		Director Customer Development-Eastern Chains (Consumer Product Sales)	07/26/04 to 09/04/05

Phillip L. Minerich, Ph.D.	56	Vice President (Research and Development)	10/31/05 to Present	2005

		Director (Product & Process Development & Packaging)	07/14/03 to 10/30/05

Kurt F. Mueller	53	Vice President (Consumer Products Sales)	07/26/04 to Present	1999

Douglas R. Reetz	55	Vice President (Consumer Products Sales)	07/26/04 to Present	1999

(f)  Executive Officers of the Registrant-Continued

				YEAR
				FIRST
		CURRENT OFFICE AND PREVIOUS		ELECTED
NAME	AGE	FIVE YEARS EXPERIENCE	DATES	OFFICER

James R. Schroeder	52	Vice President (Engineering)	04/27/09 to Present	2009
		Manager of Project and Plant Engineering (Corporate Office)	01/11/99 to 04/26/09

Bruce R. Schweitzer	58	Vice President (Refrigerated Foods Operations)	10/31/05 to Present	2005
		Plant Manager (Austin)	07/19/04 to 10/30/05

James N. Sheehan	54	Vice President and Controller	05/01/00 to Present	1999

James P. Snee	42	Vice President (Affiliated Business Units- Refrigerated Foods)	10/27/08 to Present	2008
		Director (Purchasing)	02/13/06 to 10/26/08
		Regional Sales Manager-West and Corporate National Accounts Manager (Foodservice Sales)	11/01/99 to 02/12/06

James M. Splinter	47	Vice President (Marketing-Consumer Products- Refrigerated Foods)	06/02/03 to Present	2003

Joe C. Swedberg	54	Vice President (Legislative Affairs)	08/11/08 to Present	1999
		Vice President (Legislative Affairs and Marketing Services)	06/02/03 to 08/10/08

Brian D. Johnson	49	Corporate Secretary & Senior Attorney	10/29/07 to Present	2007
		Assistant Secretary & Senior Attorney	01/31/05 to 10/28/07
		Senior Attorney	08/14/00 to 01/30/05

No family relationship exists among the executive officers.

Executive officers are elected annually by the Board of Directors at the first meeting following the Annual Meeting of Stockholders.  Vacancies may be filled and additional officers elected at any regular or special meeting.

Item 1A.  RISK FACTORS

Information on the Company’s risk factors included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 31 through 34 of the Annual Stockholders’ Report for the fiscal year ended October 25, 2009, is incorporated herein by reference.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Location	Principal Segment (1)	Approximate Area (Square Feet, Unless Noted)	Owned or Leased	Lease Expiration Date

Harvest and Processing Plants
Austin, Minnesota	Refrigerated Foods Grocery Products Specialty Foods All Other	1,352,000	Owned
Barron, Wisconsin	JOTS	372,000	Owned
Beijing, China	All Other	94,000	80.0% Owned
Faribault, Minnesota	JOTS	170,000	Owned
Fremont, Nebraska	Refrigerated Foods Grocery Products Specialty Foods All Other	670,000	Owned
Melrose, Minnesota	JOTS	136,000	Owned
Vernon, California	Refrigerated Foods	632,000	Owned
	All Other	93,000	Leased	March 2014
Willmar, Minnesota	JOTS	337,000	Owned

Processing Plants
Albert Lea, Minnesota	Refrigerated Foods	78,000	Owned
Algona, Iowa	Refrigerated Foods	153,000	Owned
Alma, Kansas	Refrigerated Foods	70,000	Owned
Ames, Iowa	Refrigerated Foods	9,000	Leased	Monthly
Aurora, Illinois	Specialty Foods	141,000	Owned
Beloit, Wisconsin	Grocery Products Specialty Foods	339,000	Owned
Bremen, Georgia	Specialty Foods	156,000	Owned
Browerville, Minnesota	Refrigerated Foods	95,000	Owned
Chino, California	Refrigerated Foods	88,000	Leased	April 2015
Dubuque, Iowa	Grocery Products	342,000	Owned
Duluth, Georgia	Specialty Foods	80,000	Owned
Ft. Dodge, Iowa	Grocery Products	17,000	Owned
Knoxville, Iowa	Refrigerated Foods	130,000	Owned
Lathrop, California	Refrigerated Foods	85,000	Owned
Long Prairie, Minnesota	Refrigerated Foods	82,000	Owned
Laverton, Australia	All Other	22,000	Leased	March 2011
Mitchellville, Iowa	Specialty Foods	81,000	Owned
Montevideo, Minnesota	JOTS	85,000	Owned
Nevada, Iowa	Refrigerated Foods	139,000	Owned
New Berlin, Wisconsin	Grocery Products	84,000	Leased	February 2012
Osceola, Iowa	Refrigerated Foods	365,000	Owned
Pelican Rapids, Minnesota	JOTS	282,000	Owned
Perrysburg, Ohio	Specialty Foods	183,000	Owned
Quakertown, Pennsylvania	Specialty Foods	10,000	Owned
Rochelle, Illinois	Refrigerated Foods Grocery Products Specialty Foods	404,000	Owned
San Leandro, California	Refrigerated Foods	41,000	Leased	November 2021
Savannah, Georgia	Specialty Foods	300,000	Owned
Shanghai, China	All Other	33,000	80.7% Owned
		4,000	Leased	September 2011
Sparta, Wisconsin	Specialty Foods	385,000	Owned

Item 2. PROPERTIES - Continued

Location	Principal Segment (1)	Approximate Area (Square Feet, Unless Noted)	Owned or Leased	Lease Expiration Date

Processing Plants (continued)
St. Paul, Minnesota	Refrigerated Foods	58,000	Owned
Stockton, California	Grocery Products Specialty Foods	139,000	Owned
Tucker, Georgia	Grocery Products Refrigerated Foods Specialty Foods	282,000	Owned
Turlock, California	Grocery Products Specialty Foods	153,000	Owned
Visalia, California	Specialty Foods	107,000	Owned
Wichita, Kansas	Refrigerated Foods	80,000	Owned

Warehouse/Distribution Centers
Austin, Minnesota	Refrigerated Foods Grocery Products	83,000	Owned
Beijing, China	All Other	4,000	Leased	None
Bondurant, Iowa	Specialty Foods	99,000	Owned
Dayton, Ohio	Refrigerated Foods Grocery Products Specialty Foods	140,000	Owned
Eldridge, Iowa	Grocery Products Specialty Foods	424,000	Leased	July 2019
Fresno, California	Refrigerated Foods	25,000
Nevada, Iowa	Refrigerated Foods	93,000	Owned
		2,000	Leased	December 2009
Osceola, Iowa	Refrigerated Foods	233,000	Owned
Stockton, California	Grocery Products	232,000	Leased	July 2010
Tucker, Georgia	Grocery Products Refrigerated Foods Specialty Foods	96,000	Leased	September 2010
Vernon, California	Refrigerated Foods	118,000	Owned
Willmar, Minnesota	JOTS	112,000	Owned

Hog Confinement Buildings
Albin, Wyoming	Refrigerated Foods	458,000	Owned
Corcoran, California	Refrigerated Foods	816,000	Leased	December 2010
Las Animas, Colorado	Refrigerated Foods	653,000	Owned
Pine Bluffs, Wyoming	Refrigerated Foods	64,000	Owned
Snowflake, Arizona	Refrigerated Foods	1,506,000	Owned

Hatcheries
Barron, Wisconsin	JOTS	28,000	Owned
Detroit Lakes, Minnesota	JOTS	31,000	Owned
Henning, Minnesota	JOTS	22,000	Owned

Feed Mills
Albin, Wyoming	Refrigerated Foods	6,000	Owned
Atwater, Minnesota	JOTS	19,000	Owned
Barron, Wisconsin	JOTS	26,000	Owned
Corcoran, California	Refrigerated Foods	5,000	Leased	December 2010
Dawson, Minnesota	JOTS	37,000	Owned
Faribault, Minnesota	JOTS	25,000	Owned
Henning, Minnesota	JOTS	5,000	Owned
Northfield, Minnesota	JOTS	17,000	Owned

Item 2. PROPERTIES - Continued

Location	Principal Segment (1)	Approximate Area (Square Feet, Unless Noted)	Owned or Leased	Lease Expiration Date

Feed Mills (continued)
Perham, Minnesota	JOTS	26,000	Owned
Snowflake, Arizona	Refrigerated Foods	28,000	Owned
Swanville, Minnesota	JOTS	29,000	Owned

Turkey Farms
Minnesota and Wisconsin	JOTS	15,000(2)	Owned

Research and Development
Austin, Minnesota	All Segments	83,000	Owned
Shanghai, China	All Other	5,000	80.7% Owned
Willmar, Minnesota	JOTS	9,000	Owned

Administrative Offices
Austin, Minnesota	All Segments	231,000	Owned
Beijing, China	All Other	4,000	Leased	May 2010
Gainesville, Georgia	Refrigerated Foods	5,000	Leased	June 2014
Savannah, Georgia	Specialty Foods	14,000	Owned
Shanghai, China	All Other	11,000	Leased	July 2011
Spicer, Minnesota	JOTS	11,000	Leased	June 2011
Vernon, California	Refrigerated Foods	17,000	Leased	March 2014
Willmar, Minnesota	JOTS	21,000	Owned

(1)

Many of the Company’s properties are not exclusive to any one segment, and a few of the properties are utilized in all five segments. For locations that support multiple segments, but with a substantial percentage of activity attributable to certain segments, only the principal segments have been listed.

(2)	Acres

The Company’s production facility in Dubuque, Iowa, is under construction and is scheduled to begin manufacturing in January 2010.  The Company believes its operating facilities are well maintained and suitable for current production volumes, and expansion plans are in process to accommodate all volumes anticipated in the foreseeable future.

Item 3.  LEGAL PROCEEDINGS

The Company is a party to various legal proceedings related to the on-going operation of its business.  The resolution of any currently known matters is not expected to have a material effect on the Company’s financial condition, results of operations, or liquidity.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to stockholders during the fourth quarter of the 2009 fiscal year.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The high and low sales prices of the Company’s common stock and the dividends per share declared for each quarter of fiscal 2009 and fiscal 2008, respectively, are shown below:

2009	High	Low	Dividend
First Quarter	$31.87	$24.84	$0.190
Second Quarter	33.43	29.26	0.190
Third Quarter	36.36	29.17	0.190
Fourth Quarter	39.02	34.64	0.190

2008	High	Low	Dividend
First Quarter	$41.82	$34.90	$0.185
Second Quarter	42.64	37.24	0.185
Third Quarter	41.98	33.99	0.185
Fourth Quarter	38.08	27.26	0.185

Additional information about dividends, principal market of trade, and number of stockholders on page 61 of the Annual Stockholders’ Report for the fiscal year ended October 25, 2009, is incorporated herein by reference.  The Company’s common stock has been listed on the New York Stock Exchange since January 16, 1990.

Issuer purchases of equity securities in the fourth quarter of fiscal year 2009 are shown below:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 27, 2009 — August 30, 2009	30,000	$37.41	30,000	1,758,572
August 31, 2009 — September 27, 2009	284,948	$36.96	284,912	1,473,660
September 28, 2009 — October 25, 2009	355,705	$35.48	355,705	1,117,955
Total	670,653	$36.19	670,617

(1)	The 36 shares repurchased during the quarter, other than through publicly announced plans or programs, represent purchases for the Company’s employee awards program.
(2)	On October 2, 2002, the Company announced that its Board of Directors had authorized the Company to repurchase up to 10,000,000 shares of common stock with no expiration date.

Item 6.  SELECTED FINANCIAL DATA

Selected Financial Data for the five fiscal years ended October 25, 2009, on page 17 of the Annual Stockholders’ Report for the fiscal year ended October 25, 2009, is incorporated herein by reference.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information in the Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 18 through 35 of the Annual Stockholders’ Report for the fiscal year ended October 25, 2009, is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information on the Company’s exposure to market risk included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 34 and 35 of the Annual Stockholders’ Report for the fiscal year ended October 25, 2009, is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements, including unaudited quarterly data, on pages 39 through 60 and the Report of Independent Registered Public Accounting Firm on page 38 of the Annual Stockholders’ Report for the fiscal year ended October 25, 2009, are incorporated herein by reference.

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

Internal Control over Financial Reporting

(a)                The report entitled “Management’s Report on Internal Control Over Financial Reporting” on page 36 of the Annual Stockholder’s Report for the fiscal year ended October 25, 2009, is incorporated herein by reference.

(b)               The report entitled “Report of Independent Registered Public Accounting Firm” on page 37 of the Annual Stockholder’s Report for the fiscal year ended October 25, 2009, is incorporated herein by reference.

(c)                During the fourth quarter of fiscal year 2009, there has been no changed in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information under “Item 1 - Election of Directors” on pages 2 through 4, information under “Board Independence” on pages 5 and 6, and information under “Board of Director and Committee Meetings” on pages 6 and 7 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 26, 2010, is incorporated herein by reference.

Information concerning Executive Officers is set forth in Part I, Item 1(f) of this Annual Report of Form 10-K, pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K.

Information under “Section 16(a) Beneficial Ownership Reporting Compliance,” on page 30 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 26, 2010, is incorporated herein by reference.

The Company has adopted a Code of Ethical Business Conduct in compliance with applicable rules of the Securities and Exchange Commission that applies to its principal executive officer, its principal financial officer, and its principal accounting officer or controller, or persons performing similar functions.  A copy of the Code of Ethical Business Conduct is available on the Company’s Web site at www.hormelfoods.com, free of charge, under the caption, “Investors — Corporate Governance.”  The Company intends to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethical Business Conduct by posting such information on the Company’s Web site at the address and location specified above.

Item 11.  EXECUTIVE COMPENSATION

Information commencing with “Executive Compensation” on page 13 through “Potential Payments Upon Termination at Fiscal 2009 Year End” on pages 29 and 30, and information under “Compensation of Directors” on pages 9 through 11 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 26, 2010, is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the Company’s equity compensation plans as of October 25, 2009, is shown below:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	11,603,865	$30.86	18,997,874

Equity compensation plans not approved by security holders	—	—	—

Total	11,603,865	$30.86	18,997,874

Information under “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” on pages 12 and 13 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 26, 2010, is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information under “Related Party Transactions” on page 30 and “Board Independence” on pages 5 and 6 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 26, 2010, is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information under “Independent Registered Public Accounting Firm Fees” and “Audit Committee Preapproval Policies and Procedures” on pages 11 and 12 of the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held January 26, 2010, is incorporated herein by reference.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The response to Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORMEL FOODS CORPORATION

By:	/s/ JEFFREY M. ETTINGER	December 16, 2009
JEFFREY M. ETTINGER, Chairman of the		Date
Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Date	Title

/s/ JEFFREY M. ETTINGER	12/16/09	Chairman of the Board, President, Chief
JEFFREY M. ETTINGER		Executive Officer, and Director
(Principal Executive Officer)

/s/ JODY H. FERAGEN	12/16/09	Senior Vice President, Chief Financial
JODY H. FERAGEN		Officer, and Director
(Principal Financial Officer)

/s/ JAMES N. SHEEHAN	12/16/09	Vice President and Controller
JAMES N. SHEEHAN		(Principal Accounting Officer)

/s/ TERRELL K. CREWS*	12/16/09	Director
TERRELL K. CREWS

/s/ SUSAN I. MARVIN*	12/16/09	Director
SUSAN I. MARVIN

/s/ JOHN L. MORRISON*	12/16/09	Director
JOHN L. MORRISON

	12/16/09	Director
ELSA A. MURANO

/s/ ROBERT C. NAKASONE*	12/16/09	Director
ROBERT C. NAKASONE

/s/ SUSAN K. NESTEGARD*	12/16/09	Director
SUSAN K. NESTEGARD

/s/ RONALD D. PEARSON*	12/16/09	Director
RONALD D. PEARSON

/s/ DAKOTA A. PIPPINS*	12/16/09	Director
DAKOTA A. PIPPINS

/s/ DR. HUGH C. SMITH*	12/16/09	Director
DR. HUGH C. SMITH

/s/ JOHN G. TURNER*	12/16/09	Director
JOHN G. TURNER

*By: /s/ JAMES N. SHEEHAN	12/16/09
JAMES N. SHEEHAN,
as Attorney-In-Fact

ANNUAL REPORT ON FORM 10-K

ITEM 15

LIST OF FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULE

LIST OF EXHIBITS

FISCAL YEAR ENDED OCTOBER 25, 2009

HORMEL FOODS CORPORATION

Austin, Minnesota

Item 15

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

HORMEL FOODS CORPORATION

FINANCIAL STATEMENTS

The following consolidated financial statements of Hormel Foods Corporation included in the Annual Stockholders’ Report for the fiscal year ended October 25, 2009, are incorporated herein by reference in Item 8 of Part II of this report:

Consolidated Statements of Financial Position—October 25, 2009, and October 26, 2008.

Consolidated Statements of Operations—Fiscal Years Ended October 25, 2009, October 26, 2008, and October 28, 2007.

Consolidated Statements of Changes in Shareholders’ Investment—Fiscal Years Ended October 25, 2009, October 26, 2008, and October 28, 2007.

Consolidated Statements of Cash Flows—Fiscal Years Ended October 25, 2009, October 26, 2008, and October 28, 2007.

Notes to Financial Statements—October 25, 2009.

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

Valuation reserve deduction from assets account:

Fiscal year ended
October 25, 2009
Allowance for
doubtful accounts					$1,112	(1)
receivable	$3,144	$1,821	$0		(211)	(2)	$4,064

Fiscal year ended
October 26, 2008
Allowance for
doubtful accounts					$768	(1)
receivable	$3,180	$473	$117	(3)	(142)	(2)	$3,144

Fiscal year ended
October 28, 2007
Allowance for
doubtful accounts					$979	(1)
receivable	$3,922	$(257)	$187	(4)	(307)	(2)	$3,180

Note (1) — Uncollectible accounts written off.

Note (2) — Recoveries on accounts previously written off.

Note (3) — Increase in the reserve due to the inclusion of Boca Grande accounts receivable.

Note (4) — Increase in the reserve due to the inclusion of Burke and Provena accounts receivable.

LIST OF EXHIBITS

HORMEL FOODS CORPORATION

NUMBER	DESCRIPTION OF DOCUMENT

3.1(1)	Certificate of Incorporation as amended to date. (Incorporated by reference to Exhibit 3A-1 to Hormel’s Annual Report on Form 10-K/A for the fiscal year ended October 28, 2000, File No. 001-02402.)

3.2(1)	Bylaws as amended to date. (Incorporated by reference to Exhibit 3.2 to Hormel’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2009, File No. 001-02402.)

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

10.6(1)(3)

Hormel Foods Corporation Nonemployee Director Deferred Stock Plan (Plan Adopted October 4, 1999; Amended and Restated Effective January 1, 2008). (Incorporated by reference to Exhibit 10.6 to Hormel’s Annual Report on Form 10-K for the fiscal year ended October 26, 2008, File No. 001-02402.)

10.7(1)(3)

Hormel Foods Corporation 2009 Nonemployee Director Deferred Stock Plan (Plan Adopted November 24, 2008). (Incorporated by reference to Exhibit 10.2 to Hormel’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2009, File No. 001-02402.)

10.8(1)(3)	Hormel Foods Corporation 2009 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 to Hormel’s Current Report on Form 8-K dated January 27, 2009, File No. 001-02402.)

LIST OF EXHIBITS (CONTINUED)

HORMEL FOODS CORPORATION

NUMBER	DESCRIPTION OF DOCUMENT

10.9(1)(3)

Hormel Survivor Income Plan for Executives (1993 Restatement). (Incorporated by reference to Exhibit 10.11 to Hormel’s Annual Report on Form 10-K for the fiscal year ended October 29, 2006, File No. 001-02402.)

11.1(1)	Statement re: computation of per share earnings. (Included in Exhibit 13.1 filed with this Annual Report on Form 10-K for the fiscal year ended October 25, 2009.)

13.1(2)	Pages 17 through 62 of the Annual Stockholders’ Report for the fiscal year ended October 25, 2009.

18.1(1)

Preferability Letter Regarding Change in Accounting Principle. (Incorporated by reference to Exhibit 18.1 to Hormel’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2009, File No. 001-02402.)

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