Form 10-Q
period 2010-01-24
HORMEL FOODS CORP /DE/
filed 2010-03-05
CIK 48465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 24, 2010

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes  ☒   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2010
Common Stock	$.0586 par value 133,647,837
Common Stock Non-Voting	$.01 par value -0-

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In Thousands of Dollars)

	January 24,	October 25,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$449,092	$385,252
Accounts receivable	348,695	372,292
Inventories	729,231	722,371
Deferred income taxes	62,832	66,435
Prepaid expenses	11,256	9,130
Other current assets	19,483	19,253
TOTAL CURRENT ASSETS	1,620,589	1,574,733

DEFERRED INCOME TAXES	119,213	122,007

GOODWILL	620,155	620,155

OTHER INTANGIBLES	121,760	140,854

PENSION ASSETS	30,612	29,663

INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	110,158	86,599

OTHER ASSETS	166,302	165,331

PROPERTY, PLANT AND EQUIPMENT
Land	52,948	52,952
Buildings	723,859	723,553
Equipment	1,318,651	1,317,845
Construction in progress	53,390	41,722
	2,148,848	2,136,072
Less allowance for depreciation	(1,206,945)	(1,183,359)
	941,903	952,713

TOTAL ASSETS	$3,730,692	$3,692,055

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In Thousands of Dollars)

	January 24,	October 25,
	2010	2009
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$289,045	$313,258
Accrued expenses	46,372	40,289
Accrued workers compensation	29,813	29,421
Accrued marketing expenses	90,827	70,452
Employee related expenses	146,427	181,531
Taxes payable	23,923	15,127
Interest and dividends payable	29,047	34,951
TOTAL CURRENT LIABILITIES	655,454	685,029

LONG-TERM DEBT—less current maturities	350,000	350,000

PENSION AND POST-RETIREMENT BENEFITS	429,993	429,800

OTHER LONG-TERM LIABILITIES	82,530	102,905

SHAREHOLDERS’ INVESTMENT
Preferred stock, par value $.01 a share— authorized 80,000,000 shares; issued—none
Common stock, non-voting, par value $.01 a share—authorized 200,000,000 shares; issued—none
Common stock, par value $.0586 a share— authorized 400,000,000 shares; issued 133,496,526 shares January 24, 2010 issued 133,593,719 shares October 25, 2009	7,823	7,828
Accumulated other comprehensive loss	(197,680)	(203,610)
Retained earnings	2,399,803	2,318,390
HORMEL FOODS CORPORATION SHAREHOLDERS’ INVESTMENT	2,209,946	2,122,608
NONCONTROLLING INTEREST	2,769	1,713
TOTAL SHAREHOLDERS’ INVESTMENT	2,212,715	2,124,321
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$3,730,692	$3,692,055

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	January 24, 2010	January 25, 2009

Net sales	$1,727,447	$1,689,086
Cost of products sold	1,409,060	1,416,771
GROSS PROFIT	318,387	272,315

Selling, general and administrative	145,532	142,525

Equity in earnings of affiliates	2,821	698

OPERATING INCOME	175,676	130,488

Other income and expenses:
Interest and investment income	443	2,391
Interest expense	(6,561)	(7,455)

EARNINGS BEFORE INCOME TAXES	169,558	125,424

Provision for income taxes	57,289	43,247

NET EARNINGS	112,269	82,177
Less: Net earnings attributable to noncontrolling interest	1,062	794
NET EARNINGS ATTRIBUTABLE TO HORMEL FOODS CORPORATION	$111,207	$81,383

NET EARNINGS PER SHARE:
BASIC	$0.83	$0.61
DILUTED	$0.82	$0.60

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	133,589	134,377
DILUTED	135,356	135,163

DIVIDENDS DECLARED PER SHARE:	$0.21	$0.19

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ INVESTMENT

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Hormel Foods Corporation Shareholders
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment

Balance at October 26, 2008	$7,883	$0	$0	$2,112,873	$(114,016)	$6,535	$2,013,275
Comprehensive income
Net earnings				342,813		3,165	345,978
Foreign currency translation					(862)	12	(850)
Deferred hedging, net of reclassification adjustment					27,763		27,763
Pension and other benefits					(117,954)		(117,954)
Comprehensive income						3,177	254,937
ASC 715 measurement date adjustment (net of $912 tax effect)				(11,793)	1,459		(10,334)
Purchases of common stock		(38,147)					(38,147)
Stock-based compensation expense			12,054				12,054
Exercise of stock options/nonvested shares	13	(15)	2,553				2,551
Shares retired	(68)	38,162	(14,607)	(23,487)			0
Distribution to noncontrolling interest						(7,999)	(7,999)
Cash dividends - $.76 per share				(102,016)			(102,016)
Balance at October 25, 2009	$7,828	$0	$0	$2,318,390	$(203,610)	$1,713	$2,124,321
Comprehensive income
Net earnings				111,207		1,062	112,269
Foreign currency translation					1,153	(6)	1,147
Deferred hedging, net of reclassification adjustment					1,439		1,439
Pension and other benefits					3,338		3,338
Comprehensive income						1,056	118.193
Purchases of common stock		(16,081)					(16,081)
Stock-based compensation expense			5,362				5,362
Exercise of stock options/nonvested shares	20	(106)	6,272				6,186
Shares retired	(25)	16,187	(11,634)	(4,528)			0
Cash dividends - $.21 per share				(25,266)			(25,266)
Balance at January 24, 2010	$7,823	$0	$0	$2,399,803	$(197,680)	$2,769	$2,212,715

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(Unaudited)

	Three Months Ended
	January 24, 2010	January 25, 2009
OPERATING ACTIVITIES
Net earnings	$112,269	$82,177
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	28,391	28,448
Amortization of intangibles	2,459	2,585
Equity in earnings of affiliates	(2,821)	(698)
Provision for deferred income taxes	4,841	(4,478)
Loss on property/equipment sales and plant facilities	71	191
Non-cash investment activities	96	(1,299)
Stock-based compensation expense	5,362	4,050
Excess tax benefit from stock-based compensation	(3,511)	(505)
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	23,597	40,880
(Increase) Decrease in inventories	(10,356)	42,543
(Increase) Decrease in prepaid expenses and other current assets	(1,778)	1,469
Increase in pension and post-retirement benefits	6,636	1,141
Decrease in accounts payable and accrued expenses	(51,321)	(20,115)
NET CASH PROVIDED BY OPERATING ACTIVITIES	113,935	176,389

INVESTING ACTIVITIES
Sale of available-for-sale securities	0	3,899
Purchase of available-for-sale securities	0	(2,371)
Acquisitions of businesses/intangibles	(384)	(543)
Purchases of property/equipment	(18,611)	(25,525)
Proceeds from sales of property/equipment	959	1,606
Increase in investments, equity in affiliates, and other assets	(565)	(4,075)
NET CASH USED IN INVESTING ACTIVITIES	(18,601)	(27,009)

FINANCING ACTIVITIES
Dividends paid on common stock	(25,373)	(24,877)
Share repurchase	(16,081)	(10,375)
Proceeds from exercise of stock options	6,409	1,117
Excess tax benefit from stock-based compensation	3,511	505
Distribution to noncontrolling interest	0	(4,999)
Other	40	(792)
NET CASH USED IN FINANCING ACTIVITIES	(31,494)	(39,421)
INCREASE IN CASH AND CASH EQUIVALENTS	63,840	109,959
Cash and cash equivalents at beginning of year	385,252	154,778
CASH AND CASH EQUIVALENTS AT END OF QUARTER	$449,092	$264,737

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A                GENERAL

Basis of Presentation

The accompanying unaudited consolidated financial statements of Hormel Foods Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year.  The balance sheet at October 25, 2009, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 25, 2009.

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation and to conform with recent accounting pronouncements and guidance.  The impact of these reclassifications on net earnings and operating cash flows are discussed below under “New Accounting Pronouncements.”  The reclassifications had no impact on net earnings per share as previously reported.

Investments

The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans, which is included in other assets on the Consolidated Statements of Financial Position.  The securities held by the trust are classified as trading securities therefore, unrealized gains and losses associated with these investments are included in the Company’s earnings.  Gains related to securities still held by the trust were $0.8 million for the quarter ended January 24, 2010, compared to gains of $1.7 million for the quarter ended January 25, 2009.  The Company has transitioned the majority of this portfolio to more fixed return investments to reduce the exposure to volatility in equity markets going forward.

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

Guarantees

The Company enters into various agreements guaranteeing specified obligations of affiliated parties.  The Company’s guarantees either terminate in one year or remain in place until such time as the Company revokes the agreement.  The Company currently provides a renewable standby letter of credit for $3.9 million to guarantee obligations that may arise under workers’ compensation claims of an affiliated party.  This potential obligation is not reflected in the Company’s Consolidated Statements of Financial Position.

New Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (FASB) updated the guidance within FASB Accounting Standards Codification (ASC) 715, Compensation — Retirement Benefits.  The update provides additional guidance regarding disclosures about plan assets of defined benefit pension or other post-retirement plans.  The updated guidance is effective for fiscal years ending after December 15, 2009.  The Company will therefore adopt the new provisions of this accounting standard in its annual financial statements for the fiscal year ending October 31, 2010, and is currently assessing the disclosure impact on its consolidated financial statements.

In December 2007, the FASB issued an update to ASC 805, Business Combinations (ASC 805).  The update establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable the users of the financial statements to evaluate the nature and financial effects of the business combination.  The updated guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Generally, the effect of ASC 805 will depend on future acquisitions.  However, the accounting for any tax uncertainties is subject to the provisions of the standard upon adoption.  The Company adopted the provisions of ASC 805 at the beginning of fiscal 2010, and adoption did not have a material impact on consolidated net earnings, cash flows, or financial position.

In December 2007, the FASB also updated the guidance within ASC 810, Consolidation (ASC 810).  The update establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends the requirements for certain consolidation procedures for consistency with the requirements of ASC 805.  The updated guidance was effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The Company adopted the provisions of ASC 810 at the beginning of fiscal 2010.  Adoption did not have a material impact on the consolidated financial statements, but resulted in the following changes in presentation and disclosure: 1) Noncontrolling interests were reclassified from other long-term liabilities or accumulated other comprehensive loss (foreign currency translation) to a separate component of shareholders’ investment in the Consolidated Statements of Financial Position;  2) consolidated net earnings on the Consolidated Statements of Operations now include the net earnings attributable to both the Company and its noncontrolling interests;  3) an interim Consolidated Statement of Changes in Shareholders’ Investment has been provided to identify the components of shareholders’ investment and comprehensive income attributable to the Company’s noncontrolling interests; and 4) the Consolidated Statement of Cash Flows now begins with consolidated net earnings attributable to both the Company and its noncontrolling interests, with the net earnings of the noncontrolling interests no longer included within changes in operating assets and liabilities and any distributions to the noncontrolling interests included in financing activities.  As required, the prior year consolidated financial statements have also been reclassified to comply with the current year’s presentation and disclosure requirements.

In September 2006, the FASB issued ASC 820, Fair Value Measurements and Disclosures (ASC 820).  The standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This standard was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  However, the provisions of ASC 820 allowed for deferral of adoption by one year for nonfinancial assets and liabilities measured at fair value that are recognized or disclosed on a nonrecurring basis (e.g. goodwill, intangible assets, and long-lived assets measured at fair value for impairment testing or nonfinancial assets and liabilities initially measured at fair value during a business combination).  Therefore, the Company adopted ASC 820 at the beginning of fiscal 2009 for its financial assets and liabilities.  Adoption did not impact consolidated net earnings, cash flows, or financial position, but resulted in additional disclosures. (See further discussion in Note I — Fair Value Measurements.)  Subject to the allowed deferral, the Company adopted the provisions of ASC 820 at the beginning of fiscal 2010 for its nonfinancial assets and liabilities.  Adoption did not impact consolidated net earnings, cash flows, or financial position.

NOTE B                ACQUISITIONS

Effective February 1, 2010, subsequent to the end of the first quarter, the Company completed the acquisition of the Country Crock® chilled side dish line from Unilever United States Inc.  This line of microwaveable, refrigerated side dishes will complement the Company’s Hormel refrigerated entrées and Lloyd’s barbeque product lines within the Refrigerated Foods segment.  Country Crock® remains a registered trademark of the Unilever Group of Companies and is being used under license.

Operating results for this product line will be included in the Company’s Consolidated Statements of Operations from the date of acquisition.  Pro forma results will not be presented, as the acquisition is not material to the consolidated Company.

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

A reconciliation of the number of options outstanding and exercisable (in thousands) as of January 24, 2010, and changes during the quarter then ended, is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 25, 2009	11,604	$30.86
Granted	938	38.25
Exercised	(553)	20.76
Forfeited	(23)	37.41
Outstanding at January 24, 2010	11,966	$31.89	6.0 years	$82,557
Exercisable at January 24, 2010	7,798	$29.96	4.8 years	$68,596

The weighted average grant date fair value of stock options granted, and the total intrinsic value of options exercised (in thousands) during the first quarter of fiscal years 2010 and 2009, is as follows:

	Three Months Ended
	January 24, 2010	January 25, 2009
Weighted average grant date fair value	$8.91	$5.48
Intrinsic value of exercised options	$9,774	$1,300

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model, using the following weighted average assumptions:

	Three Months Ended
	January 24, 2010	January 25, 2009
Risk-Free Interest Rate	3.3%	3.2%
Dividend Yield	2.2%	2.5%
Stock Price Volatility	22.0%	22.0%
Expected Option Life	8 years	8 years

As part of the valuation process, the Company reassesses the appropriateness of the inputs used in the valuation models.  The Company establishes the risk-free interest rate using stripped U.S. Treasury yields as of the grant date, where the remaining term is approximately the expected life of the option.  The dividend yield is set based on the Company’s targeted dividend yield.  The expected volatility assumption is set based primarily on historical volatility.  As a reasonableness test, implied volatility from exchange traded options is also examined to validate the volatility range obtained from the historical analysis.  The expected life assumption is set based on an analysis of past exercise behavior by option holders.  In performing the valuations for ordinary option grants, the Company has not stratified option holders as exercise behavior has historically been consistent across all employee groups.

The Company’s nonvested shares vest after five years or upon retirement.  A reconciliation of the nonvested shares (in thousands) as of January 24, 2010, and changes during the three months then ended, is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at October 25, 2009	98	$34.90
Vested	(14)	33.95
Nonvested at January 24, 2010	84	$35.06

Stock-based compensation expense, along with the related income tax benefit, for the first quarter of fiscal years 2010 and 2009 is presented in the table below.

	Three Months Ended
(in thousands)	January 24, 2010	January 25, 2009
Stock-based compensation expense recognized	$5,362	$4,050
Income tax benefit recognized	(2,055)	(1,558)
After-tax stock-based compensation expense	$3,307	$2,492

At January 24, 2010, there was $16.9 million of total unrecognized compensation expense from stock-based compensation arrangements granted under the plans.  This compensation is expected to be recognized over a weighted average period of approximately 2.6 years.  During the quarter ended January 24, 2010, cash received from stock option exercises was $6.4 million compared to $1.1 million for the quarter ended January 25, 2009.  The total tax benefit to be realized for tax deductions from these option exercises for the quarter ended January 24, 2010, was $3.7 million compared to $0.5 million in the comparable quarter of fiscal 2009.

Shares issued for option exercises and nonvested shares may be either authorized but unissued shares, or shares of treasury stock acquired in the open market or otherwise.

NOTE D                GOODWILL AND INTANGIBLE ASSETS

The carrying amounts of goodwill for the quarter ended January 24, 2010, are presented in the table below.  There were no changes in these carrying amounts during the first quarter.

(in thousands)	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	All Other	Total
Balance as of January 24, 2010	$123,316	$85,923	$203,214	$207,028	$674	$620,155

The gross carrying amount and accumulated amortization for definite-lived intangible assets are presented below.

	January 24, 2010		October 25, 2009
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Proprietary software & technology	$23,650	$(12,011)	$23,800	(11,467)
Customer lists/relationships	19,678	(8,359)	19,678	(7,794)
Formulas & recipes	17,104	(10,220)	17,104	(9,802)
Non-compete covenants	6,600	(5,142)	7,020	(5,197)
Distribution network	4,120	(2,642)	4,120	(2,541)
Other intangibles	7,140	(3,916)	7,230	(3,691)
Total	$78,292	$(42,290)	$78,952	$(40,492)

Amortization expense was $2.5 million for the three months ended January 24, 2010, compared to $2.6 million for the three months ended January 25, 2009.

Estimated annual amortization expense (in thousands) for the five fiscal years after October 25, 2009, is as follows:

2010	$9,163
2011	7,652
2012	7,124
2013	6,071
2014	4,721

The carrying amounts for indefinite-lived intangible assets are presented in the table below.

(in thousands)	January 24, 2010	October 25, 2009
Brands/tradenames/trademarks	$77,774	$94,410
Other intangibles	7,984	7,984
Total	$85,758	$102,394

NOTE E                 EARNINGS PER SHARE DATA

The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended
(in thousands)	January 24, 2010	January 25, 2009

Basic weighted average shares outstanding	133,589	134,377

Dilutive potential common shares	1,767	786

Diluted weighted average shares outstanding	135,356	135,163

For the three months ended January 24, 2010, and January 25, 2009, a total of 3.7 million and 6.6 million weighted average stock options, respectively, were not included in the computation of dilutive potential common shares since their inclusion would have had an antidilutive effect on earnings per share.

NOTE F                 COMPREHENSIVE INCOME

Components of comprehensive income, net of taxes, are:

	Three Months Ended
(in thousands)	January 24, 2010	January 25, 2009

Net earnings	$112,269	$82,177
Other comprehensive income (loss):
Deferred (loss) gain on hedging	(6,829)	4,594
Reclassification adjustment into net earnings	8,268	506
Foreign currency translation	1,147	(2,234)
Pension and post-retirement benefits	3,338	(3,932)
Other comprehensive income (loss)	5,924	(1,066)
Total comprehensive income	118,193	81,111
Comprehensive income attributable to noncontrolling interest	1,056	791
Comprehensive income attributable to Hormel Foods Corporation	$117,137	$80,320

The components of accumulated other comprehensive loss, net of tax, are as follows:

(in thousands)	January 24, 2010	October 25, 2009

Foreign currency translation	$4,534	$3,381
Pension & other benefits	(190,765)	(194,103)
Deferred loss on hedging	(11,449)	(12,888)
Accumulated other comprehensive loss	$(197,680)	$(203,610)

NOTE G                INVENTORIES

Principal components of inventories are:

(in thousands)	January 24, 2010	October 25, 2009

Finished products	$391,673	$402,855
Raw materials and work-in-process	195,484	185,387
Materials and supplies	142,074	134,129

Total	$729,231	$722,371

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

Cash Flow Hedges:  The Company utilizes corn and soybean meal futures to offset the price fluctuation in the Company’s future direct grain purchases, and has entered into various swaps to hedge the purchases of grain and natural gas at certain plant locations.  The financial instruments are designated and accounted for as cash flow hedges, and the Company measures the effectiveness of the hedges on a regular basis.  Effective gains or losses related to these cash flow hedges are reported in accumulated other comprehensive loss and reclassified into earnings, through cost of products sold, in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  The Company typically does not hedge its grain exposure beyond 24 months and its natural gas exposure beyond 36 months.  As of January 24, 2010, and October 25, 2009, the Company had the following outstanding commodity futures contracts and swaps that were entered into to hedge forecasted purchases:

Volume
Commodity	January 24, 2010	October 25, 2009
Corn	20.8 million bushels	20.3 million bushels
Soybean Meal	198,900 tons	148,100 tons
Natural Gas	3.8 million MMBTU’s	4.6 million MMBTU’s

As of January 24, 2010, the Company has included in accumulated other comprehensive loss, hedging losses of $18.6 million (before tax) relating to its positions, compared to losses of $19.2 million (before tax) as of October 25, 2009.  The Company expects to recognize the majority of these losses over the next 12 months.

Fair Value Hedges:  The Company utilizes futures to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The intent of the program is to make the forward priced commodities cost nearly the same as cash market purchases at the date of delivery.  The futures contracts are designated and accounted for as fair value hedges, and the Company measures the effectiveness of the hedges on a regular basis.  Changes in the fair value of the futures contracts, along with the gain or loss on the hedged purchase commitment, are marked-to-market through earnings and are recorded on the Consolidated Statement of Financial Position as a current asset and liability, respectively.  Effective gains or losses related to these fair value hedges are recognized through cost of products sold in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  As of January 24, 2010, and October 25, 2009, the Company had the following outstanding commodity futures contracts designated as fair value hedges:

Volume
Commodity	January 24, 2010	October 25, 2009
Corn	11.9 million bushels	12.0 million bushels
Soybean Meal	7,100 tons	6,200 tons
Lean Hogs	1.1 million cwt	1.3 million cwt

Other Derivatives:  During fiscal years 2009 and 2010, the Company has held certain futures contract positions as part of a merchandising program.  The Company has not applied hedge accounting to these positions.  As of January 24, 2010, and October 25, 2009, the Company had the following outstanding commodity futures contracts related to its merchandising program:

Volume
Commodity	January 24, 2010	October 25, 2009
Pork Bellies	14,800 cwt	14,800 cwt

Fair Values:  The fair values of the Company’s derivative instruments (in thousands) as of January 24, 2010, and October 25, 2009, were as follows:

	Location on	Fair Value (1)
	Consolidated Statement of Financial Position	January 24, 2010	October 25, 2009
Asset Derivatives:
Derivatives Designated as Hedges:
Commodity contracts	Other current assets	$21,361	$25,159

Derivatives Not Designated as Hedges:
Commodity contracts	Other current assets	102	(3,702)

Total Asset Derivatives		$21,463	$21,457

Liability Derivatives:
Derivatives Designated as Hedges:
Commodity contracts	Accounts payable	$15,927	$17,563

Total Liability Derivatives		$15,927	$17,563

(1)  Amounts represent the gross fair value of derivative assets and liabilities.  The Company nets its derivative assets and liabilities, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract.  See Note I - Fair Value Measurements for a discussion of the net amounts as reported in the Consolidated Statements of Financial Position.

Derivative Gains and Losses:  Gains or losses (before tax, in thousands) related to the Company’s derivative instruments for the quarter ended January 24, 2010, were as follows:

Cash Flow Hedges:	Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss (AOCL) (Effective Portion) (1)	Location on Consolidated Statement of Operations	Gain/(Loss) Reclassified from AOCL into Earnings (Effective Portion) (1)	Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (4)
Commodity contracts	$(10,878)	Cost of products sold	$(11,563)	$490

Fair Value Hedges:	Location on Consolidated Statement of Operations	Gain/(Loss) Recognized in Earnings (Effective Portion) (3)	Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (5)
Commodity contracts	Cost of products sold	$(571)	$108

Derivatives Not Designated as Hedges:	Location on Consolidated Statement of Operations	Gain/(Loss) Recognized in Earnings
Commodity contracts	Cost of products sold	$16

(1)          Amounts represent gains or losses in AOCL before tax.  See Note F — Comprehensive Income for the after tax impact of these gains or losses on net earnings.

(2)          There were no gains or losses excluded from the assessment of hedge effectiveness during the quarter.

(3)          Losses on commodity contracts designated as fair value hedges were offset by a corresponding gain on the underlying hedged    purchase commitment.

(4)          There were no gains or losses resulting from the discontinuance of cash flow hedges during the quarter.

(5)          There were no gains or losses recognized as a result of a hedged firm commitment no longer qualifying as a fair value hedge during the quarter.

NOTE I                  FAIR VALUE MEASUREMENTS

Effective at the beginning of fiscal 2009, the Company adopted the provisions of ASC 820, Fair Value Measurements and Disclosures (ASC 820) for its financial assets and liabilities carried at fair value on a recurring basis in the consolidated financial statements.  ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  ASC 820 also establishes a fair value hierarchy which requires assets and liabilities measured at fair value to be categorized into one of three levels based on the inputs used in the valuation.  Assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement.  The three levels are defined as follows:

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of January 24, 2010, and October 25, 2009, and their level within the fair value hierarchy, are presented in the tables below.

	Fair Value Measurements at January 24, 2010
(in thousands)	Fair Value at January 24, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Cash equivalents (1)	$353,823	$353,823	$—	$—
Trading securities (2)	104,646	47,137	57,509	—
Commodity derivatives (3)	7,028	7,028	—	—
Total Assets at Fair Value	$465,497	$407,988	$57,509	$—

Liabilities at Fair Value:
Commodity derivatives (3)	$15,927	$—-	$15,927	$—
Deferred compensation (2)	37,853	11,036	26,817	—
Total Liabilities at Fair Value	$53,780	$11,036	$42,744	$—

	Fair Value Measurements at October 25, 2009
(in thousands)	Fair Value at October 25, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Cash equivalents (1)	$290,476	$290,476	$—	$—
Trading securities (2)	103,801	49,608	54,193	—
Commodity derivatives (3)	6,776	6,776	—	—
Total Assets at Fair Value	$401,053	$346,860	$54,193	$—

Liabilities at Fair Value:
Commodity derivatives (3)	$17,563	$—	$17,563	$—
Deferred compensation (2)	38,786	10,670	28,116	—
Total Liabilities at Fair Value	$56,349	$10,670	$45,679	$—

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

(3)               The Company’s commodity derivatives represent futures contracts and swaps used in its hedging programs to offset price fluctuations associated with purchases of corn, soybean meal, and natural gas, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The Company’s futures contracts for corn and soybean meal are traded on the Chicago Board of Trade (CBOT), while futures contracts for lean hogs and bellies are traded on the Chicago Mercantile Exchange.  These are active markets with quoted prices available and therefore the futures contracts are classified as Level 1.  The Company’s corn and soybean meal swaps settle based on quoted prices from the CBOT, while natural gas swaps are settled based on quoted prices from the New York Mercantile Exchange.  As the swaps settle based on quoted market prices, but are not held directly with the exchange, the swaps are classified as Level 2.  All derivatives are reviewed for potential credit risk and risk of nonperformance.  The Company nets its derivative assets and liabilities, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract.  The net balance for each arrangement is included in other current assets or accounts payable, as appropriate, in the Consolidated Statements of Financial Position.  As of January 24, 2010, the Company had recognized the obligation to return cash collateral of $14.4 million to various counterparties.  As of October 25, 2009, the Company had recognized the right to reclaim cash collateral of $2.2 million from, and the obligation to return cash collateral of $16.9 million to, various counterparties.

The Company’s financial assets and liabilities also include cash, accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value.  The Company does not carry its long-term debt at fair value in its Consolidated Statements of Financial Position.  Based on borrowing rates available to the Company for long-term financing with similar terms and average maturities, the fair value of long-term debt, utilizing discounted cash flows, was $377.4 million as of January 24, 2010, and $383.5 million as of October 25, 2009.

As discussed in Note A, the FASB allowed deferral of the provisions of ASC 820 for one year for nonfinancial assets and liabilities measured at fair value that are recognized or disclosed on a nonrecurring basis.  Subject to this allowed deferral, the Company adopted the provisions of ASC 820 at the beginning of fiscal 2010 for its nonfinancial assets and liabilities.  During the first quarter ended January 24, 2010, there were no remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

NOTE J                 PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic benefit cost for pension and other post-retirement benefit plans consists of the following:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended		Three Months Ended
(in thousands)	January 24, 2010	January 25, 2009	January 24, 2010	January 25, 2009
Service cost	$5,391	$4,503	$594	$552
Interest cost	11,794	11,818	5,063	5,583
Expected return on plan assets	(13,522)	(13,074)
Amortization of prior service cost	(149)	(146)	1,099	1,376
Recognized actuarial loss (gain)	3,881	1,331	583	(210)
Settlement charge	0	4,219
Net periodic cost	$7,395	$8,651	$7,339	$7,301

NOTE K                INCOME TAXES

The amount of unrecognized tax benefits, including interest and penalties, at January 24, 2010, recorded in other long-term liabilities was $33.9 million, of which $33.1 million would impact the Company’s effective tax rate if recognized.  The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense, with $(1.3) million included in expense in the first quarter of fiscal 2010.  The amount of accrued interest and penalties at January 24, 2010, associated with unrecognized tax benefits was $9.9 million.

During the first quarter of fiscal year 2010, the Company settled certain income tax audits, which reduced the liability for gross unrecognized tax benefits by $19.4 million (excluding interest and penalties), primarily related to temporary differences.  The net impact to tax expense for audit settlements (including interest, penalties, and other offsetting items) was a reduction of $2.8 million.  There were no material adjustments to the liability for unrecognized tax benefits during the first quarter of fiscal year 2009.

The Company is regularly audited by federal and state taxing authorities.  During fiscal year 2010, the I.R.S. concluded its examination of the Company’s consolidated federal income tax returns for the fiscal years through 2007.  The Company is in various stages of audit by several state taxing authorities on a variety of fiscal years, as far back as 1996.  While it is reasonably possible that one or more of these audits may be completed within the next 12 months and that the related unrecognized tax benefits may change, based on the status of the examinations it is not possible to reasonably estimate the effect of any amount of such change to previously recorded uncertain tax positions.

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

Intersegment sales are recorded at prices that approximate cost and are eliminated in the Consolidated Statements of Operations.  The Company does not allocate investment income, interest expense, and interest income to its segments when measuring performance.  The Company also retains various other income and unallocated expenses at corporate.  Equity in earnings of affiliates is included in segment operating profit; however, earnings attributable to the Company’s noncontrolling interests are excluded.  These items are included below as net interest and investment income, general corporate expense, and noncontrolling interest when reconciling to earnings before income taxes.

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

	Three Months Ended
(in thousands)	January 24, 2010	January 25, 2009

Sales to Unaffiliated Customers
Grocery Products	$261,644	$241,943
Refrigerated Foods	892,302	897,424
Jennie-O Turkey Store	319,951	305,039
Specialty Foods	186,942	178,890
All Other	66,608	65,790
Total	$1,727,447	$1,689,086

Intersegment Sales
Grocery Products	$0	$0
Refrigerated Foods	2,063	2,170
Jennie-O Turkey Store	21,325	21,519
Specialty Foods	19	78
All Other	0	0
Total	$23,407	$23,767
Intersegment elimination	(23,407)	(23,767)
Total	$0	$0

Net Sales
Grocery Products	$261,644	$241,943
Refrigerated Foods	894,365	899,594
Jennie-O Turkey Store	341,276	326,558
Specialty Foods	186,961	178,968
All Other	66,608	65,790
Intersegment elimination	(23,407)	(23,767)
Total	$1,727,447	$1,689,086

Segment Operating Profit
Grocery Products	$54,170	$39,635
Refrigerated Foods	70,188	45,745
Jennie-O Turkey Store	33,267	29,249
Specialty Foods	19,630	15,317
All Other	7,722	8,245
Total segment operating profit	$184,977	$138,191

Net interest and investment income	(6,118)	(5,064)
General corporate expense	(10,363)	(8,497)
Noncontrolling interest	1,062	794

Earnings before income taxes	$169,558	$125,424

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s Critical Accounting Policies, as disclosed in its Annual Report on Form 10-K for the year ended October 25, 2009.

RESULTS OF OPERATIONS

Overview

The Company is a processor of branded and unbranded food products for retail, foodservice, and fresh product customers.  It operates in five segments as described in Note L in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The Company earned $0.82 per diluted share in the first quarter of fiscal 2010, an increase of 36.7 percent compared to $0.60 per diluted share in the first quarter of fiscal 2009.  Significant factors impacting the quarter were:

•                  Refrigerated Foods profit increased substantially, reflecting significant improvements in cutout margins compared to the prior year.

•                  Grocery Products profit results were positively impacted by lower input costs and volume growth in core product lines.

•                  Specialty Foods results improved due to strong sales of private label products and sugar substitutes.

•                  Jennie-O Turkey Store reported increased profits, largely the result of a successful whole bird season.

•                  All Other segment profit declined, primarily due to weak fresh pork exports.

Consolidated Results

Net earnings attributable to the Company for the first quarter of fiscal 2010 increased 36.6 percent to $111.2 million from $81.4 million in the same quarter of fiscal 2009.  Diluted earnings per share for the quarter increased to $0.82 from $0.60 last year.

Net sales for the first quarter of fiscal 2010 increased 2.3 percent to $1.73 billion from $1.69 billion in 2009.  Tonnage increased 2.6 percent to 1.20 billion lbs. for the first quarter compared to 1.17 billion lbs. in the same quarter of last year.  Following declines in the latter half of fiscal 2009, net sales and tonnage growth were restored entering fiscal 2010.  Sales of core products in the Grocery Products segment were a key driver of the increase.  Jennie-O Turkey Store reported nice top-line improvement due to increased sales of whole birds and value-added items, and Specialty Foods also contributed to the growth.  Conversely, sales within Refrigerated Foods were relatively flat in the first quarter as the foodservice environment remained weak and sales of fresh pork, hams, and bacon declined.  The Company also reported lower international exports of fresh pork compared to the prior year.  A new advertising campaign for fiscal 2010 is in process to support the Hormel brand across all retail product categories.  This campaign emphasizes the Company’s ongoing commitment to building its brand strength and should enhance sales results as the year progresses.

Gross profit for the first quarter of fiscal 2010 was $318.4 million compared to $272.3 million for the first quarter last year.  Gross profit as a percentage of net sales increased to 18.4 percent for the first quarter of fiscal 2010 from 16.1 percent in the same quarter of fiscal 2009.  Strong cutout margins for the Company’s pork operations caused a substantial increase in gross profit for the first quarter of fiscal 2010, compared to the prior year when cutout margins were less favorable.  Margins for Grocery Products also improved due to lower input costs and a more profitable product mix compared to fiscal 2009.  The Company further benefitted from reduced shipping and handling expenses compared to the first quarter of fiscal 2009.  However, the Company’s value-added business began to be impacted by higher primal values late in the quarter, which drove up input costs and offset a portion of those gains.  Higher hog costs and primal values are expected to continue into upcoming months, and cutout margins are not likely to remain as favorable as in the first quarter.

Selling, general and administrative expenses for the first quarter of fiscal 2010 were $145.5 million compared to $142.5 million in the prior year.  Selling, general and administrative expenses as a percentage of net sales were 8.4 percent for the first quarter of fiscal 2010, which is even with the first quarter of fiscal 2009.  Higher stock option expense, professional services, and other compensation related expenses contributed to the increase.  These expenses were partially offset by decreased brokerage expense and a reduction in the pension expense incurred for executive retirements in the prior year.  The Company’s advertising expenses also decreased slightly from the prior year first quarter, but are expected to exceed fiscal 2009 on a full-year basis due to the new advertising campaign noted above.

Equity in earnings of affiliates was $2.8 million for the first quarter of fiscal 2010 compared to $0.7 million last year.  Favorable results from the Company’s 50 percent ownership in the newly formed MegaMex Foods, LLC (MegaMex) joint venture were the primary driver of the increase.

The effective tax rate for the first quarter of fiscal 2010 was 33.8 percent compared to 34.5 percent for the comparable period of fiscal 2009.  The lower rate for the first quarter is primarily due to net favorable discrete items in fiscal 2010 related to state audit settlements.  The Company expects a full-year effective tax rate between 35.0 and 36.0 percent for fiscal 2010.

Segment Results

Net sales and operating profits for each of the Company’s segments are set forth below.  The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets.  Therefore, we do not represent that these segments, if operated independently, would report the operating profit and other financial information shown below.  Additional segment financial information can be found in Note L of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

	Three Months Ended
(in thousands)	January 24, 2010	January 25, 2009	% Change
Net Sales
Grocery Products	$261,644	$241,943	8.1
Refrigerated Foods	892,302	897,424	(0.6)
Jennie-O Turkey Store	319,951	305,039	4.9
Specialty Foods	186,942	178,890	4.5
All Other	66,608	65,790	1.2
Total	$1,727,447	$1,689,086	2.3

Segment Operating Profit
Grocery Products	$54,170	$39,635	36.7
Refrigerated Foods	70,188	45,745	53.4
Jennie-O Turkey Store	33,267	29,249	13.7
Specialty Foods	19,630	15,317	28.2
All Other	7,722	8,245	(6.3)

Total segment operating profit	$184,977	$138,191	33.9
Net interest and investment income	(6,118)	(5,064)	(20.8)
General corporate expense	(10,363)	(8,497)	(22.0)
Noncontrolling interest	1,062	794	33.8

Earnings before income taxes	$169,558	$125,424	35.2

Grocery Products

The Grocery Products segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market.

Grocery Products net sales and tonnage increased 8.1 percent and 10.1 percent, respectively, for the first quarter of fiscal 2010 compared to the same period in fiscal 2009.  Growth in core product lines contributed to the top-line improvement, as the SPAM family of products, Dinty Moore stews, and Hormel chili all reported gains compared to the prior year first quarter.  Sales of Hormel Compleats microwave meals also stabilized during the first quarter, following declines during the latter half of fiscal 2009 caused by economic conditions and an overall shift away from microwave convenience products.

The Grocery Products segment also benefitted from the sales results of the new MegaMex joint venture.  The incremental sales of Mexican products gained through this joint venture more than compensated for the discontinued sales of Carapelli olive oil.  Excluding both the new MegaMex sales and the discontinued Carapelli sales, net sales for Grocery Products increased 3.9 percent in the first quarter of fiscal 2010 compared to the prior year.

Segment profit for Grocery Products increased 36.7 percent for the first quarter compared to prior year results.  Lower raw material input costs, the impact of pricing initiatives, and plant efficiencies related to higher overall volume on the core items noted above were key drivers of the increase.  Favorable equity in earnings results from the MegaMex joint venture also contributed to the segment profit improvement from the prior year.

Looking forward, the Company anticipates that higher pork input costs may negatively impact margins for Grocery Products in upcoming quarters.  The Hormel brand advertising campaign planned for fiscal 2010 should continue to drive sales results, which will help to mitigate the higher costs.  The Company’s recently opened production facility in Dubuque, Iowa, will be used to meet our long-term growth expectations for both our microwave tray and canned product lines.

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

Net sales and tonnage for the Refrigerated Foods segment decreased 0.6 percent and 0.4 percent, respectively, for the first quarter of fiscal 2010 versus the comparable quarter of fiscal 2009.  Demand was soft for hams and bacon in response to higher retail pricing necessitated by increased markets.  The foodservice sales environment also remains weak.

Segment profit for Refrigerated Foods increased 53.4 percent for the first quarter compared to the prior year.  Favorable cutout margins drove a significant increase in pork operating results in fiscal 2010, compared to fiscal 2009 when cutout margins were less favorable, and even negative for part of the first quarter.  The Company processed 2.36 million hogs in the first quarter of fiscal 2010, which decreased from 2.42 million hogs in the first quarter of the prior year.  The segment also benefitted from lower freight and warehousing expenses compared to the prior year.  Late in the quarter, however, the rapidly rising primal values began to impact margins in the segment’s value-added businesses.

Despite flat overall sales results, the Company was successful in growing certain key value-added product lines during the first quarter.  Notable gains over the prior year were reported on Hormel party trays in the Meat Products retail business unit.  In the Foodservice business unit, sales of Hormel Natural Choice deli meats, Austin Blues barbeque products, Café h ethnic products, and pizza toppings also grew during the first quarter compared to fiscal 2009.  Increased advertising, including the new Hormel brand campaign, should continue to benefit sales results in upcoming quarters.

Farmer John reported net sales that were flat compared to the prior year, reflecting a more aggressive competitive environment.  However, Farmer John also benefitted from the favorable cutout margins noted above.  Strong markets and productivity gains also led to improved results for the Company’s live hog production operations.

The Company had anticipated higher hog costs in the second half of fiscal 2010.  These higher costs have occurred sooner than expected, and that trend is likely to continue as the year progresses.  Primal markets are also expected to remain higher in the near term, which will continue to pressure margins for the value-added businesses.  The foodservice environment will also remain a challenge, but rates of decline have lessened compared to prior year trends.

Effective February 1, 2010, the Company completed the acquisition of the Country Crock® chilled side dish line from Unilever United States Inc.  This line of microwaveable, refrigerated side dishes will complement the Company’s Hormel refrigerated entrées and Lloyd’s barbeque product lines.  Early efforts will be focused on working with retailers to restore momentum to this product line.  Country Crock® remains a registered trademark of the Unilever Group of Companies and is being used under license.

Jennie-O Turkey Store

The Jennie-O Turkey Store (JOTS) segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for retail, foodservice, and fresh product customers.

JOTS net sales and tonnage increased 4.9 percent and 7.4 percent, respectively, for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.  Strong whole bird sales drove the top-line results, reflecting a more robust holiday season compared to the prior year.  As harvest volumes continued to decline during the quarter, the Company was able to meet the increased sales demand by utilizing whole birds that were in cold storage.  This has generated a significant reduction in inventory levels compared to the first quarter of fiscal 2009.  Value-added sales also showed improvement during the quarter, supported by ongoing advertising and promotional efforts.

Segment profit for JOTS increased 13.7 percent for the first quarter of fiscal 2010 compared to the prior year.  The whole bird sales noted above were also a key driver of the segment profit gain for the first quarter compared to the prior year, reflecting strong volumes and lower costs.  Margins also benefitted from stronger commodity prices for dark meat and good export demand.

JOTS remains focused on growing its value-added businesses.  During the first quarter, notable growth over the prior year was achieved in the foodservice channel and with certain key retail products, including Jennie-O Turkey Store pan roasts, franks, and turkey burgers.

Entering fiscal 2010, the industry has moved into a better balance of supply and demand for dark meat.  However, any benefit from a reduced supply of breast meat has so far been offset by a corresponding reduction in demand.  The Company continues to manage live production volumes through further harvest reductions.  Grain markets have also continued to experience volatility, but decreased toward the end of the first quarter.

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

Specialty Foods net sales and tonnage increased 4.5 percent and 1.0 percent, respectively, compared to the same quarter of fiscal 2009.  Segment profit for Specialty Foods increased 28.2 percent compared to the prior year first quarter.

All three operating segments within Specialty Foods contributed to the improved profit results.  HSP reported strong contract packaging sales of microwave products and sales of private label canned products in the first quarter.  DCB also experienced sales gains from the prior year for sugar substitutes and liquid portion products.  CFI results improved due to a better product mix, with increased sales of nutritional jars and store brand products offsetting reductions in ready-to-drink products.

All Other

The All Other segment includes the Hormel Foods International (HFI) operating segment, which manufactures, markets, and sells Company products internationally.  This segment also includes various miscellaneous corporate sales.

All Other net sales increased 1.2 percent for the first quarter of fiscal 2010 compared to the same quarter of fiscal 2009.  Improved consumer export sales, including the SPAM family of products, helped to offset lower fresh pork exports.  Segment profit decreased 6.3 percent for the first quarter of fiscal 2010 compared to prior year results.  Weaker volumes and margins for fresh pork exports drove the decrease, due to weak pork demand and the impact of the global recession in our key pork export markets.  These conditions are expected to improve gradually as the year progresses.  Favorable raw material costs and currencies, as well as improved overall results by the Company’s international joint ventures, were able to offset a portion of the decreased pork export profits for the quarter.  Favorable currency exchange rates have moderated recently and raw materials costs are expected to increase in upcoming quarters, which may impact results for HFI during the remainder of fiscal 2010.

Unallocated Income and Expenses

The Company does not allocate investment income, interest expense, and interest income to its segments when measuring performance.  The Company also retains various other income and unallocated expenses at corporate.  Equity in earnings of affiliates is included in segment operating profit; however, earnings attributable to the Company’s noncontrolling interests are excluded.  These items are included in the segment table for the purpose of reconciling segment results to earnings before income taxes.

Net interest and investment income for the first quarter of fiscal 2010 was a net expense of $6.1 million compared to a net expense of $5.1 million for the comparable period in fiscal 2009.  Lower returns on the Company’s rabbi trust for supplemental executive retirement plans and deferred income plans, lower interest income, and additional amortization expense related to the Company’s affordable housing investments generated the higher net expense.  Interest expense of $6.6 million for the first quarter declined from the prior year due to outstanding borrowings against the Company’s short-term line of credit in fiscal 2009.  The Company anticipates that interest expense will approximate $27.0 to $29.0 million for fiscal 2010.

General corporate expense for the first quarter of fiscal 2010 was $10.4 million compared to $8.5 million for the comparable period of fiscal 2009.  The increase primarily reflects higher unallocated pension and employee benefit expenses.

Net earnings attributable to the Company’s noncontrolling interests was $1.1 million for the first quarter of fiscal 2010, compared to $0.8 million in the first quarter of fiscal 2009, reflecting improved performance from both the Company’s Precept Foods business and China operations.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions that was disclosed in the Company’s Annual Report on Form 10-K for the year ended October 25, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $449.1 million at the end of the first quarter of fiscal year 2010 compared to $264.7 million at the end of the comparable fiscal 2009 period.

Cash provided by operating activities was $113.9 million in the first quarter of fiscal 2010 compared to $176.4 million in the same period of fiscal 2009.  Increased earnings were offset by unfavorable working capital changes, primarily due to increased inventory levels and the timing of federal tax payments.

Cash used in investing activities decreased to $18.6 million in the first quarter of fiscal 2010 from $27.0 million in the comparable quarter of fiscal 2009.  Lower fixed asset expenditures during fiscal 2010 contributed to the decrease, declining to $18.6 million for the first quarter of fiscal 2010 from $25.5 million in the comparable period of fiscal 2009.  The Company currently estimates its fiscal 2010 fixed asset expenditures to be approximately $135.0 to $140.0 million.

Cash used in financing activities was $31.5 million in the first quarter of fiscal 2010 compared to $39.4 million in the same period of fiscal 2009.  The Company used $16.1 million for common stock repurchases in first quarter of fiscal 2010, compared to $10.4 million in the same period of the prior year.  For additional information pertaining to the Company’s share repurchase plans or programs, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”  The additional outflows related to share repurchases were offset by increased cash flows generated from the Company’s stock option plan in fiscal 2010, as well as a distribution to the Company’s noncontrolling interest in fiscal 2009 that did not reoccur in the current year.

Cash dividends paid to the Company’s shareholders also continue to be a significant financing activity for the Company.  Dividends paid in the first quarter of 2010 were $25.4 million compared to $24.9 million in the comparable period of fiscal 2009.  For fiscal 2010, the annual dividend rate has been increased to $0.84 per share, representing the 44th consecutive annual dividend increase.  The Company has paid dividends for 326 consecutive quarters and expects to continue doing so.

The Company is required, by certain covenants in its debt agreements, to maintain specified levels of financial ratios and balance sheet position.  At the end of the first quarter of fiscal 2010, the Company was in compliance with all of these debt covenants.

Cash flow from operating activities provides the Company with its principal source of liquidity.  The Company does not anticipate a significant risk to cash flow from this source in the foreseeable future because the Company operates in a relatively stable industry and has strong products across many product lines.  The Company’s revolving credit facility of $200.0 million will expire in June 2010, and the Company is on schedule to replace this facility prior to its expiration.

Due to credit market conditions, the Company managed its capital very conservatively during fiscal 2009.  Certain capital projects that were not time critical were delayed, and notable efforts were made to improve working capital balances, which resulted in a strong cash position that still remains at end of the first quarter of fiscal 2010.  The Company’s priorities remain investing in the business and returning value to its shareholders, as evidenced by a consistent history of dividend increases.  Capital spending is expected to return to more normalized levels as the year progresses, and the Company also continues to evaluate a discretionary contribution to its pension plans in fiscal 2010.  Additional share repurchases and strategic acquisitions to complement existing product portfolios also remain as options that will be considered as a use of free cash flows.

Contractual Obligations and Commercial Commitments

The Company records income taxes in accordance with the provisions of ASC 740, Income Taxes.  The Company is unable to determine its contractual obligations by year related to this pronouncement, as the ultimate amount or timing of settlement of its reserves for income taxes cannot be reasonably estimated.  The total liability for unrecognized tax benefits, including interest and penalties, at January 24, 2010, was $33.9 million.

There have been no other material changes to the information regarding the Company’s future contractual financial obligations that was disclosed in the Company’s Annual Report on Form 10-K for the year ended October 25, 2009.

Off-Balance Sheet Arrangements

The Company currently provides a renewable standby letter of credit for $3.9 million to guarantee obligations that may arise under workers’ compensation claims of an affiliated party.  This potential obligation is not reflected in the Company’s Consolidated Statements of Financial Position.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking” information within the meaning of the federal securities laws.  The “forward-looking” information may include statements concerning the Company’s outlook for the future as well as other statements of beliefs, future plans, strategies, or anticipated events and similar expressions concerning matters that are not historical facts.

The Private Securities Litigation Reform Act of 1995 (the Reform Act) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information. The Company is filing this cautionary statement in connection with the Reform Act.  When used in the Company’s Annual Report to Stockholders, filings by the Company with the Securities and Exchange Commission (the Commission), the Company’s press releases, and oral statements made by the Company’s representatives, the words or phrases “should result,” “believe,” “intend,” “plan,” “are expected to,” “targeted,” “will continue,” “will approximate,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify forward-looking statements within the meaning of the Reform Act.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those anticipated or projected.

In connection with the “safe harbor” provisions of the Reform Act, the Company is identifying risk factors that could affect financial performance and cause the Company’s actual results to differ materially from opinions or statements expressed with respect to future periods.  The discussion of risk factors in Part II, Item 1A of this Quarterly Report on Form 10-Q contains certain cautionary statements regarding the Company’s business, which should be considered by investors and others.  Such risk factors should be considered in conjunction with any discussions of operations or results by the Company or its representatives, including any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors, or other communications by the Company.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Hog Markets:  The Company’s earnings are affected by fluctuations in the live hog market.  To minimize the impact on earnings, and to ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods up to 15 years.  Purchased hogs under contract accounted for 94 percent and 93 percent of the total hogs purchased by the Company during the first quarter of fiscal 2010 and 2009, respectively.  The majority of these contracts use market-based formulas based on hog futures, hog primal values, or industry reported hog markets.  Under normal, long-term market conditions, changes in the cash hog market are offset by proportional changes in primal values.  Therefore, a hypothetical 10 percent change in the cash hog market would have had an immaterial effect on the Company’s results of operations.

Certain procurement contracts allow for future hog deliveries (firm commitments) to be forward priced.  The Company generally hedges these firm commitments by using hog futures contracts.  These futures contracts are designated and accounted for as fair value hedges.  The change in the market value of such futures contracts is highly effective at offsetting changes in price movements of the hedged item, and the Company evaluates the effectiveness of the contracts on a regular basis.  Changes in the fair value of the futures contracts, along with the gain or loss on the firm commitment, are marked-to-market through earnings and are recorded on the Consolidated Statement of Financial Position as a current asset and liability, respectively.  The fair value of the Company’s open futures contracts as of January 24, 2010, was $(5.9) million compared to $(1.8) million as of October 25, 2009.

The Company measures its market risk exposure on its hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in market prices.  A 10 percent increase in market prices would have negatively impacted the fair value of the Company’s January 24, 2010, open contracts by $8.4 million, which in turn would lower the Company’s future cost of purchased hogs by a similar amount.

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

To reduce the Company’s exposure to changes in grain prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future direct grain purchases.  This program utilizes corn and soybean meal futures and swaps, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value with an unrealized loss of $9.8 million, before tax, on the Consolidated Statement of Financial Position as of January 24, 2010, compared to an unrealized loss of $3.0 million, before tax, as of October 25, 2009.

The Company measures its market risk exposure on its grain futures contracts and swaps using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain.  A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s January 24, 2010, open grain contracts by $13.7 million, which in turn would lower the Company’s future cost on purchased grain by a similar amount.

Natural Gas:  Production costs at the Company’s plants and feed mills are also subject to fluctuations in fuel costs.  To reduce the Company’s exposure to changes in natural gas prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future natural gas purchases.  This program utilizes natural gas swaps, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value with an unrealized loss of $8.7 million, before tax, on the Consolidated Statement of Financial Position as of January 24, 2010, compared to an unrealized loss of $10.9 million, before tax, as of October 25, 2009.

The Company measures its market risk exposure on its natural gas contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for natural gas.  A 10 percent decrease in the market price for natural gas would have negatively impacted the fair value of the Company’s January 24, 2010, open natural gas contracts by $2.3 million, which in turn would lower the Company’s future cost on natural gas purchases by a similar amount.

Long-Term Debt:  A principal market risk affecting the Company is the exposure to changes in interest rates on the Company’s fixed-rate, long-term debt.  Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $0.7 million.  The fair value of the Company’s long-term debt was estimated using discounted future cash flows based on the Company’s incremental borrowing rate for similar types of borrowing arrangements.

Investments:  The Company holds trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans.  The Company is subject to market risk due to fluctuations in the value of these investments, as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis.  As of January 24, 2010, the balance of these securities totaled $104.6 million.  As losses on these securities are not tax deductible, a 10 percent decline in the value of these assets would have a direct negative impact to the Company’s net earnings of approximately $10.5 million, while a 10 percent increase in value would have a positive impact of the same amount.

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

(b)               Internal Controls.

During the first quarter of fiscal year 2010, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The food products manufacturing industry is subject to the risks posed by:

•                  food spoilage;

•                  food contamination caused by disease-producing organism or pathogens, such as Listeria monocytogenes, Salmonella, and generic E coli.;

•                  nutritional and health-related concerns;

•                  federal, state, and local food processing controls;

•                  consumer product liability claims;

•                  product tampering; and

•                  the possible unavailability and/or expense of liability insurance.

The pathogens which may cause food contamination are found generally in the environment and thus may be present in our products as a result of food processing. These pathogens also can be introduced to our products as a result of improper handling by customers or consumers.  We do not have control over proper handling procedures once our products have been shipped for distribution.  If one or more of these risks were to materialize, the Company’s brand and business reputation could be negatively impacted.  In addition, revenues could decrease, costs of doing business could increase, and the Company’s operating results could be adversely affected.

Deterioration of economic conditions could harm the Company’s business.

The Company’s business may be adversely affected by changes in national or global economic conditions, including inflation, interest rates, availability of capital markets, energy availability and costs (including fuel surcharges), and the effects of governmental initiatives to manage economic conditions.  Decreases in consumer spending rates and shifts in consumer product preferences could also negatively impact the Company.

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

Additionally, if a high pathogenic disease outbreak developed in the United States, it may negatively impact the national economy, demand for Company products, and/or the Company’s workforce availability, and the Company’s financial results could suffer.  The Company has developed contingency plans to address infectious disease scenarios and the potential impact on its operations, and will continue to update these plans as necessary.  There can be no assurance given, however, that these plans will be effective in eliminating the negative effects of any such diseases on the Company’s operating results.  Specifically in regard to the H1N1 virus, a more extensive outbreak of the disease itself as well as adverse publicity associated with the inaccurate naming of the disease as “swine flu” could impact future operating results.  Perceived risks of the virus following an outbreak may cause a reduced demand for pork or create additional import bans restricting distribution of the Company’s products internationally.

Fluctuations in commodity prices of pork, poultry, and feed ingredients could harm the Company’s earnings.

The Company’s results of operations and financial condition are largely dependent upon the cost and supply of pork, poultry, and feed grains as well as the selling prices for many of our products, which are determined by constantly changing market forces of supply and demand.

The live hog industry has evolved to very large, vertically integrated, year-round confinement operations operating under long-term supply agreements.  This has resulted in fewer hogs being available on the cash spot market.  The decrease in the supply of live hogs on the cash spot market could diminish the utilization of harvest facilities and increase the cost of the raw materials they produce.  Consequently, the Company uses long-term supply contracts to ensure a stable supply of raw materials while minimizing extreme fluctuations in costs over the long term.  This may result, in the short term, in costs for live hogs that are higher than the cash spot market depending on the relationship of the cash spot market to contract prices.  Market-based pricing on certain product lines, and lead time required to implement pricing adjustments, may prevent these cost increases from being recovered, and these higher costs could adversely affect our short-term financial results.

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

The Company has made several acquisitions in recent years and regularly reviews opportunities for strategic growth through acquisitions.  Potential risks associated with acquisitions include the inability to integrate new operations successfully, the diversion of management’s attention from other business concerns, the potential loss of key employees and customers of the acquired companies, the possible assumption of unknown liabilities, potential disputes with the sellers, potential impairment charges if purchase assumptions are not achieved or market conditions decline, and the inherent risks in entering markets or lines of business in which the Company has limited or no prior experience.  Any or all of these risks could impact the Company’s financial results and business reputation.  In addition, acquisitions outside the United States may present unique challenges and increase the Company’s exposure to the risks associated with foreign operations.

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

The Company has approximately 18,600 employees, of which approximately 6,300 are represented by labor unions, principally the United Food and Commercial Workers’ Union.  A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities that results in work slowdowns or stoppages could harm the Company’s financial results.  The union contract at the Company’s facility in Rochelle, Illinois expired on February 28, 2010, covering approximately 590 employees.  The union contract at the Company’s facility in Vernon, California will also expire during fiscal 2010, covering approximately 1,740 employees.  Negotiations are currently underway at both of these locations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the First Quarter of Fiscal 2010

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 26, 2009 – November 29, 2009	39	$37.74	0	1,117,955
November 30, 2009 – December 27, 2009	226,612	38.02	226,600	891,355
December 28, 2009 – January 24, 2010	194,400	38.40	194,400	696,955
Total	421,051	$38.20	421,000

(1)   The 51 shares repurchased during the quarter, other than through publicly announced plans or programs, represent purchases for the Company’s employee awards program.

(2)   On October 2, 2002, the Company announced that its Board of Directors had authorized the Company to repurchase up to 10,000,000 shares of common stock with no expiration date.

Item 5.  Other Information

The Company conducted its annual shareholders’ meeting on January 26, 2010.

At the annual meeting, 115,804,319 shares were represented (86.7 percent of the 133,628,663 shares outstanding and entitled to vote).  Three items were considered at the meeting and the results of the voting were as follows:

1.  Election of Directors:  The nominees in the proxy statement were: Terrell K. Crews, Jeffrey M. Ettinger, Jody H. Feragen, Susan I. Marvin, John L. Morrison, Elsa A. Murano, Ph.D., Robert C. Nakasone, Susan K. Nestegard, Ronald D. Pearson, Dakota A. Pippins, Hugh C. Smith, M.D., and John G. Turner.  The results were as follows:

Director	For	Withheld	Broker Non-Vote
Terrell K. Crews	104,526,663	178,277	11,099,379
Jeffrey M. Ettinger	103,314,917	1,390,023	11,099,379
Jody H. Feragen	102,653,601	2,051,339	11,099,379
Susan I. Marvin	104,539,916	165,024	11,099,379
John L. Morrison	104,514,423	190,517	11,099,379
Elsa A. Murano, Ph.D.	104,555,139	149,801	11,099,379
Robert C. Nakasone	104,495,596	209,344	11,099,379
Susan K. Nestegard	102,943,519	1,761,421	11,099,379
Ronald D. Pearson	104,552,496	152,444	11,099,379
Dakota A. Pippins	104,492,709	212,231	11,099,379
Hugh C. Smith, M.D.	104,507,098	197,842	11,099,379
John G. Turner	104,441,350	263,590	11,099,379

2.  Ratification of the appointment of Ernst & Young LLP as the independent registered public accounting firm of the Company for the fiscal year ending October 31, 2010:

For:	114,833,436
Against:	906,316
Abstain:	64,567

3.  Stockholder proposal regarding animal welfare standards:

For:	1,771,312
Against:	96,557,662
Abstain:	6,375,965
Broker Non-Vote	11,099,380

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

HORMEL FOODS CORPORATION

(Registrant)

Date: March 5, 2010	By	/s/ JODY H. FERAGEN
JODY H. FERAGEN
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 5, 2010	By	/s/ JAMES N. SHEEHAN
JAMES N. SHEEHAN
Vice President and Controller
(Duly Authorized Officer)