Form 10-Q
period 2010-04-25
HORMEL FOODS CORP /DE/
filed 2010-06-04
CIK 48465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 25, 2010

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 30, 2010
Common Stock	$.0586 par value 133,240,441
Common Stock Non-Voting	$.01 par value -0-

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In Thousands of Dollars)

	April 25,	October 25,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$355,181	$385,252
Short-term marketable securities	50,023	0
Accounts receivable	356,524	372,292
Inventories	767,191	722,371
Income taxes receivable	7,217	0
Deferred income taxes	69,176	66,435
Prepaid expenses	11,911	9,130
Other current assets	19,167	19,253
TOTAL CURRENT ASSETS	1,636,390	1,574,733

DEFERRED INCOME TAXES	110,864	122,007

GOODWILL	628,764	620,155

OTHER INTANGIBLES	146,845	140,854

PENSION ASSETS	30,477	29,663

INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	130,869	86,599

OTHER ASSETS	165,570	165,331

PROPERTY, PLANT AND EQUIPMENT
Land	53,063	52,952
Buildings	730,233	723,553
Equipment	1,318,830	1,317,845
Construction in progress	62,348	41,722
	2,164,474	2,136,072
Less allowance for depreciation	(1,230,119)	(1,183,359)
	934,355	952,713

TOTAL ASSETS	$3,784,134	$3,692,055

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In Thousands of Dollars)

	April 25,	October 25,
	2010	2009
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$281,054	$313,258
Accrued expenses	38,135	40,289
Accrued workers compensation	31,970	29,421
Accrued marketing expenses	90,477	70,452
Employee related expenses	166,406	181,531
Taxes payable	8,153	15,127
Interest and dividends payable	34,832	34,951
TOTAL CURRENT LIABILITIES	651,027	685,029

LONG-TERM DEBT—less current maturities	350,000	350,000

PENSION AND POST-RETIREMENT BENEFITS	430,002	429,800

OTHER LONG-TERM LIABILITIES	87,252	102,905

SHAREHOLDERS’ INVESTMENT
Preferred stock, par value $.01 a share— authorized 80,000,000 shares; issued—none
Common stock, non-voting, par value $.01 a share—authorized 200,000,000 shares; issued—none
Common stock, par value $.0586 a share— authorized 400,000,000 shares; issued 133,534,612 shares April 25, 2010 issued 133,593,719 shares October 25, 2009	7,825	7,828
Accumulated other comprehensive loss	(192,667)	(203,610)
Retained earnings	2,447,247	2,318,390
HORMEL FOODS CORPORATION SHAREHOLDERS’ INVESTMENT	2,262,405	2,122,608
NONCONTROLLING INTEREST	3,448	1,713
TOTAL SHAREHOLDERS’ INVESTMENT	2,265,853	2,124,321

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$3,784,134	$3,692,055

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	April 25, 2010	April 26, 2009	April 25, 2010	April 26, 2009

Net sales	$1,699,782	$1,595,043	$3,427,229	$3,284,129
Cost of products sold	1,419,315	1,333,005	2,828,375	2,749,776
GROSS PROFIT	280,467	262,038	598,854	534,353

Selling, general and administrative	146,782	139,846	292,314	282,371

Equity in earnings of affiliates	3,952	1,485	6,773	2,183

OPERATING INCOME	137,637	123,677	313,313	254,165

Other income and expense:
Interest and investment income	1,423	8,584	1,866	10,975
Interest expense	(6,574)	(6,918)	(13,135)	(14,373)

EARNINGS BEFORE INCOME TAXES	132,486	125,343	302,044	250,767

Provision for income taxes	53,951	44,243	111,240	87,490

NET EARNINGS	78,535	81,100	190,804	163,277
Less: Net earnings attributable to noncontrolling interest	673	715	1,735	1,509
NET EARNINGS ATTRIBUTABLE TO HORMEL FOODS CORPORATION	$77,862	$80,385	$189,069	$161,768

NET EARNINGS PER SHARE:
BASIC	$0.58	$0.60	$1.42	$1.20
DILUTED	$0.57	$0.59	$1.40	$1.20

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	133,593	134,272	133,591	134,325
DILUTED	135,579	135,373	135,470	135,268

DIVIDENDS DECLARED PER SHARE:	$0.21	$0.19	$0.42	$0.38

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Hormel Foods Corporation Shareholders
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment

Balance at October 26, 2008	$7,883	$0	$0	$2,112,873	$(114,016)	$6,535	$2,013,275
Comprehensive income
Net earnings				342,813		3,165	345,978
Foreign currency translation					(862)	12	(850)
Deferred hedging, net of reclassification adjustment					27,763		27,763
Pension and other benefits					(117,954)		(117,954)
Comprehensive income						3,177	254,937
ASC 715 measurement date adjustment (net of $912 tax effect)				(11,793)	1,459		(10,334)
Purchases of common stock		(38,147)					(38,147)
Stock-based compensation expense			12,054				12,054
Exercise of stock options/nonvested shares	13	(15)	2,553				2,551
Shares retired	(68)	38,162	(14,607)	(23,487)			0
Distribution to noncontrolling interest						(7,999)	(7,999)
Cash dividends - $.76 per share				(102,016)			(102,016)
Balance at October 25, 2009	$7,828	$0	$0	$2,318,390	$(203,610)	$1,713	$2,124,321
Comprehensive income
Net earnings				189,069		1,735	190,804
Foreign currency translation					2,822	0	2,822
Deferred hedging, net of reclassification adjustment					1,561		1,561
Pension and other benefits					6,560		6,560
Comprehensive income						1,735	201,747
Purchases of common stock		(29,826)					(29,826)
Stock-based compensation expense			9,186				9,186
Exercise of stock options/nonvested shares	41	(220)	13,885				13,706
Shares retired	(44)	30,046	(23,071)	(6,931)			0
Cash dividends - $.42 per share				(53,281)			(53,281)
Balance at April 25, 2010	$7,825	$0	$0	$2,447,247	$(192,667)	$3,448	$2,265,853

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(Unaudited)

	Six Months Ended
	April 25, 2010	April 26, 2009
OPERATING ACTIVITIES
Net earnings	$190,804	$163,277
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	56,261	57,322
Amortization of intangibles	5,210	5,172
Equity in earnings of affiliates	(6,773)	(2,183)
Provision for deferred income taxes	3,887	(4,417)
Loss on property/equipment sales and plant facilities	57	160
Gain on dissolution of joint venture	0	(3,634)
Non-cash investment activities	(624)	(5,034)
Stock-based compensation expense	9,186	7,416
Excess tax benefit from stock-based compensation	(6,330)	(600)
Other	6,595	0
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	15,932	74,934
(Increase) Decrease in inventories	(47,330)	36,309
(Increase) Decrease in prepaid expenses and other current assets	(2,730)	24,444
Increase in pension and post-retirement benefits	14,916	5,141
Decrease in accounts payable and accrued expenses	(59,723)	(94,356)
NET CASH PROVIDED BY OPERATING ACTIVITIES	179,338	263,951

INVESTING ACTIVITIES
Sale of available-for-sale securities	0	6,270
Purchase of available-for-sale securities	0	(2,371)
Net (purchase) sale of trading securities	(50,000)	0
Acquisitions of businesses/intangibles	(28,144)	(580)
Purchases of property/equipment	(40,124)	(45,821)
Proceeds from sales of property/equipment	2,369	2,017
Increase in investments, equity in affiliates, and other assets	(31,145)	(1,581)
NET CASH USED IN INVESTING ACTIVITIES	(147,044)	(42,066)

FINANCING ACTIVITIES
Dividends paid on common stock	(53,400)	(50,376)
Share repurchase	(29,826)	(10,375)
Proceeds from exercise of stock options	14,201	1,459
Excess tax benefit from stock-based compensation	6,330	600
Distribution to noncontrolling interest	0	(4,999)
Other	330	(641)
NET CASH USED IN FINANCING ACTIVITIES	(62,365)	(64,332)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(30,071)	157,553
Cash and cash equivalents at beginning of year	385,252	154,778
CASH AND CASH EQUIVALENTS AT END OF QUARTER	$355,181	$312,331

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

Investments

The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans, which is included in other assets on the Consolidated Statements of Financial Position.  The securities held by the trust are classified as trading securities.  Therefore, unrealized gains and losses associated with these investments are included in the Company’s earnings.  Gains related to securities still held by the trust were $1.7 million and $2.5 million for the second quarter and six months ended April 25, 2010, respectively, compared to gains of $4.1 million and $5.8 million for the three and six months ended April 26, 2009.  The Company has transitioned the majority of this portfolio to more fixed return investments to reduce the exposure to volatility in equity markets going forward.

The Company also holds securities as part of an investment portfolio, which are classified as short-term marketable securities on the Consolidated Statements of Financial Position.  These investments are also trading securities.  Therefore, unrealized gains and losses are included in the Company’s earnings.  The Company recorded an immaterial gain related to these investments during the second quarter ended April 25, 2010.

Supplemental Statement of Operations Information

Net earnings for the second quarter and six months ended April 25, 2010, include two non-recurring charges recorded by the Company.  During the second quarter, the Company made the decision to close its Valley Fresh plant in Turlock, California, by the end of fiscal 2010.  Valley Fresh canned meats are produced at this facility.  A write-down of fixed assets and the recording of employee related costs resulted in a charge to net earnings of $6.3 million ($0.05 per diluted share).  New health care laws recently enacted also required the Company to reduce the value of its deferred tax assets as a result of a change to the tax treatment of Medicare Part D subsidies.  As a result, the Company recorded a charge of $7.1 million ($0.05 per diluted share) to income tax expense during the second quarter, primarily related to these new health care laws.

Supplemental Cash Flow Information

Non-cash investment activities presented on the Consolidated Statements of Cash Flows generally consist of unrealized gains or losses on the Company’s rabbi trust and other investments, amortization of affordable housing investments, and amortization of bond financing costs.  The noted investments are included in other assets or short-term marketable securities on the Consolidated Statements of Financial Position.  Changes in the value of these investments are included in the Company’s net earnings and are presented in the Consolidated Statements of Operations as either interest and investment income or interest expense, as appropriate.

Guarantees

The Company enters into various agreements guaranteeing specified obligations of affiliated parties.  The Company’s guarantees either terminate in one year or remain in place until such time as the Company revokes the agreement.  The Company currently provides a renewable standby letter of credit for $3.9 million to guarantee obligations that may arise under worker compensation claims of an affiliated party.  This potential obligation is not reflected in the Company’s Consolidated Statements of Financial Position.

Subsequent Events

On May 25, 2010, subsequent to the end of the second quarter, the Company entered into an unsecured 3-year revolving credit facility in the amount of $300.0 million.  The credit facility will be used to refinance existing indebtedness and for working capital and other general corporate purposes, including commercial paper backup and acquisition funding.  This agreement replaces the Company’s existing $200.0 million credit facility that was entered into on June 1, 2005.  Wells Fargo Bank, National Association is acting as the Administrative Agent for the credit facility, and the lenders receive a fee for the availability of the line of credit.  Interest on funds borrowed under the facility will be charged at one of two variable rate formulas to be selected by the Company at the time of borrowing.

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

In December 2007, the FASB also updated the guidance within ASC 810, Consolidation (ASC 810).  The update establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends the requirements for certain consolidation procedures for consistency with the requirements of ASC 805.  The updated guidance was effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The Company adopted the provisions of ASC 810 at the beginning of fiscal 2010.  Adoption did not have a material impact on the consolidated financial statements, but resulted in the following changes in presentation and disclosure:

1) noncontrolling interests were reclassified from other long-term liabilities or accumulated other comprehensive loss (foreign currency translation) to a separate component of shareholders’ investment in the Consolidated Statements of Financial Position;  2) consolidated net earnings on the Consolidated Statements of Operations now include the net earnings attributable to both the Company and its noncontrolling interests;  3) an interim Consolidated Statement of Changes in Shareholders’ Investment has been provided to identify the components of shareholders’ investment and comprehensive income attributable to the Company’s noncontrolling interests; and 4) the Consolidated Statements of Cash Flows now begin with consolidated net earnings attributable to both the Company and its noncontrolling interests, with the net earnings of the noncontrolling interests no longer included within changes in operating assets and liabilities and any distributions to the noncontrolling interests included in financing activities.  As required, the prior year consolidated financial statements have also been reclassified to comply with the current year’s presentation and disclosure requirements.

In September 2006, the FASB issued ASC 820, Fair Value Measurements and Disclosures (ASC 820).  This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This standard was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  However, the provisions of ASC 820 allowed for deferral of adoption by one year for nonfinancial assets and liabilities measured at fair value that are recognized or disclosed on a nonrecurring basis (e.g. goodwill, intangible assets, and long-lived assets measured at fair value for impairment testing or nonfinancial assets and liabilities initially measured at fair value during a business combination).  Therefore, the Company adopted ASC 820 at the beginning of fiscal 2009 for its financial assets and liabilities.  Adoption did not impact consolidated net earnings, cash flows, or financial position, but resulted in additional disclosures. (See further discussion in Note I — Fair Value Measurements.)  Pursuant to the allowed deferral, the Company adopted the provisions of ASC 820 at the beginning of fiscal 2010 for its nonfinancial assets and liabilities.  Adoption did not impact consolidated net earnings, cash flows, or financial position.

NOTE B         ACQUISITIONS

Effective February 1, 2010, the Company completed the acquisition of the Country Crock® chilled side dish business from Unilever United States Inc.  This line of microwaveable, refrigerated side dishes complements the Company’s Hormel refrigerated entrées and Lloyd’s barbeque product lines within the Refrigerated Foods segment.  Country Crock® remains a registered trademark of the Unilever Group of Companies and is being used under license.

Operating results for this product line are included in the Company’s Consolidated Statements of Operations from the date of acquisition.  Pro forma results are not presented, as the acquisition is not material to the consolidated Company.

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

A reconciliation of the number of options outstanding and exercisable (in thousands) as of April 25, 2010, and changes during the six months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 25, 2009	11,604	$30.86
Granted	1,328	38.51
Exercised	(1,086)	22.28
Forfeitures	(56)	37.03
Outstanding at April 25, 2010	11,790	$32.48	6.0 years	$89,019
Exercisable at April 25, 2010	7,279	$30.40	4.7 years	$70,098

The weighted-average grant date fair value of stock options granted, and the total intrinsic value of options exercised (in thousands) during the second quarter and six months of fiscal years 2010 and 2009, are as follows:

	Three Months Ended		Six Months Ended
	April 25, 2010	April 26, 2009	April 25, 2010	April 26, 2009
Weighted-average grant date fair value	$9.53	$6.76	$9.09	$5.86
Intrinsic value of exercised options	$9,451	$258	$19,225	$1,558

The fair value of each ordinary option award is calculated on the date of grant using the Black-Scholes valuation model utilizing the following weighted-average assumptions.

	Three Months Ended		Six Months Ended
	April 25, 2010	April 26, 2009	April 25, 2010	April 26, 2009
Risk-Free Interest Rate	3.6%	3.4%	3.4%	3.2%
Dividend Yield	2.2%	2.5%	2.2%	2.5%
Stock Price Volatility	22.0%	22.0%	22.0%	22.0%
Expected Option Life	8 years	8 years	8 years	8 years

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

The Company’s nonvested shares vest after five years or upon retirement.  A reconciliation of the nonvested shares (in thousands) as of April 25, 2010, and changes during the six months then ended, is as follows:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at October 25, 2009	98	$34.90
Granted	25	39.12
Vested	(20)	33.21
Nonvested at April 25, 2010	103	$36.25

Stock-based compensation expense, along with the related income tax benefit, for the second quarter and six months of fiscal years 2010 and 2009 is presented in the table below.

	Three Months Ended		Six Months Ended
(in thousands)	April 25, 2010	April 26, 2009	April 25, 2010	April 26, 2009
Stock-based compensation expense recognized	$3,824	$3,366	$9,186	$7,416
Income tax benefit recognized	(1,465)	(1,294)	(3,520)	(2,852)
After-tax stock-based compensation expense	$2,359	$2,072	$5,666	$4,564

At April 25, 2010, there was $17.8 million of total unrecognized compensation expense from stock-based compensation arrangements granted under the plans.  This compensation is expected to be recognized over a weighted-average period of approximately 2.6 years.  During the second quarter and six months ended April 25, 2010, cash received from stock option exercises was $7.8 million and $14.2 million, compared to $0.4 million and $1.5 million for the second quarter and six months ended April 26, 2009.  The total tax benefit to be realized for tax deductions from these option exercises for the second quarter and six months ended April 25, 2010, was $3.7 million and $7.4 million, respectively, compared to $0.1 million and $0.6 million in the comparable periods in fiscal 2009.

Shares issued for option exercises and nonvested shares may be either authorized but unissued shares, or shares of treasury stock acquired in the open market or otherwise.

NOTE D         GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the second quarter ended April 25, 2010, is presented in the table below.  There were no changes in the carrying amount in the first quarter of fiscal 2010.  The addition during the second quarter of fiscal 2010 relates to the Country Crock® acquisition.

(in thousands)	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	All Other	Total
Balance as of January 24, 2010	$123,316	$85,923	$203,214	$207,028	$674	$620,155
Goodwill acquired	—	8,609	—	—	—	8,609
Balance as of April 25, 2010	$123,316	$94,532	$203,214	$207,028	$674	$628,764

The gross carrying amount and accumulated amortization for definite-lived intangible assets are presented below.  Additions during the second quarter of fiscal 2010 relate to the Country Crock® acquisition.

	April 25, 2010		October 25, 2009
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Proprietary software & technology	$23,650	$(12,677)	$23,800	$(11,467)
Formulas & recipes	22,404	(10,771)	17,104	(9,802)
Customer lists/relationships	22,378	(8,955)	19,678	(7,794)
Non-compete covenants	7,200	(5,531)	7,020	(5,197)
Distribution network	4,120	(2,745)	4,120	(2,541)
Other intangibles	9,740	(4,362)	7,230	(3,691)
Total	$89,492	$(45,041)	$78,952	$(40,492)

Amortization expense was $2.7 million and $5.2 million for the second quarter and six months ended April 25, 2010, respectively, compared to $2.6 million and $5.2 million for the second quarter and six months ended April 26, 2009.

Estimated annual amortization expense (in thousands) for the five fiscal years after October 25, 2009, is as follows:

2010	$10,495
2011	9,384
2012	8,856
2013	7,649
2014	6,253

The carrying amounts for indefinite-lived intangible assets are presented in the table below.

(in thousands)	April 25, 2010	October 25, 2009
Brands/tradenames/trademarks	$94,410	$94,410
Other intangibles	7,984	7,984
Total	$102,394	$102,394

NOTE E         EARNINGS PER SHARE DATA

The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(in thousands)	April 25, 2010	April 26, 2009	April 25, 2010	April 26, 2009

Basic weighted-average shares outstanding	133,593	134,272	133,591	134,325

Dilutive potential common shares	1,986	1,101	1,879	943

Diluted weighted-average shares outstanding	135,579	135,373	135,470	135,268

For the second quarter and six months ended April 25, 2010, 1.6 million and 2.7 million weighted average stock options, respectively, were not included in the computation of dilutive potential common shares since their inclusion would have had an antidilutive effect on earnings per share, compared to 5.5 million and 6.0 million for the second quarter and six months ended April 26, 2009.

NOTE F         COMPREHENSIVE INCOME

Components of comprehensive income, net of taxes, are:

	Three Months Ended		Six Months Ended
(in thousands)	April 25, 2010	April 26, 2009	April 25, 2010	April 26, 2009

Net earnings	$78,535	$81,100	$190,804	$163,277
Other comprehensive income (loss):
Deferred loss on hedging	(3,768)	(14,999)	(10,597)	(10,405)
Reclassification adjustment into net earnings	3,890	14,467	12,158	14,973
Foreign currency translation	1,675	(1,054)	2,822	(3,288)
Pension and post-retirement benefits	3,222	1,446	6,560	(2,486)
Other comprehensive income (loss)	5,019	(140)	10,943	(1,206)
Total comprehensive income	83,554	80,960	201,747	162,071
Comprehensive income attributable to noncontrolling interest	679	727	1,735	1,518
Comprehensive income attributable to Hormel Foods Corporation	$82,875	$80,233	$200,012	$160,553

The components of accumulated other comprehensive loss, net of tax, are as follows:

(in thousands)	April 25, 2010	October 25, 2009

Foreign currency translation	$6,203	$3,381
Pension & other benefits	(187,543)	(194,103)
Deferred loss on hedging	(11,327)	(12,888)
Accumulated other comprehensive loss	$(192,667)	$(203,610)

NOTE G          INVENTORIES

Principal components of inventories are:

(in thousands)	April 25, 2010	October 25, 2009

Finished products	$428,484	$402,855
Raw materials and work-in-process	196,128	185,387
Materials and supplies	142,579	134,129

Total	$767,191	$722,371

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

Cash Flow Hedges:  The Company utilizes corn and soybean meal futures to offset the price fluctuation in the Company’s future direct grain purchases, and has entered into various swaps to hedge the purchases of grain and natural gas at certain plant locations.  The financial instruments are designated and accounted for as cash flow hedges, and the Company measures the effectiveness of the hedges on a regular basis.  Effective gains or losses related to these cash flow hedges are reported in accumulated other comprehensive loss and reclassified into earnings, through cost of products sold, in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  The Company’s hedging policies allow for the hedging of its grain exposure for a maximum period of 24 months out, and its natural gas exposure for a maximum period of 36 months out.  As of April 25, 2010, and October 25, 2009, the Company had the following outstanding commodity futures contracts and swaps that were entered into to hedge forecasted purchases:

Volume
Commodity	April 25, 2010	October 25, 2009
Corn	25.2 million bushels	20.3 million bushels
Soybean Meal	240,700 tons	148,100 tons
Natural Gas	3.0 million MMBTU’s	4.6 million MMBTU’s

As of April 25, 2010, the Company has included in accumulated other comprehensive loss, hedging losses of $18.4 million (before tax) relating to its positions, compared to losses of $19.2 million (before tax) as of October 25, 2009.  The Company expects to recognize the majority of these losses over the next 12 months.

Fair Value Hedges:  The Company utilizes futures to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The intent of the program is to make the forward priced commodities cost nearly the same as cash market purchases at the date of delivery.  The futures contracts are designated and accounted for as fair value hedges, and the Company measures the effectiveness of the hedges on a regular basis.  Changes in the fair value of the futures contracts, along with the gain or loss on the hedged purchase commitment, are marked-to-market through earnings and are recorded on the Consolidated Statement of Financial Position as a current asset and liability, respectively.  Effective gains or losses related to these fair value hedges are recognized through cost of products sold in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  As of April 25, 2010, and October 25, 2009, the Company had the following outstanding commodity futures contracts designated as fair value hedges:

Volume
Commodity	April 25, 2010	October 25, 2009
Corn	9.9 million bushels	12.0 million bushels
Soybean Meal	1,800 tons	6,200 tons
Lean Hogs	1.1 million cwt	1.3 million cwt

Other Derivatives:  During fiscal years 2010 and 2009, the Company has held certain futures contract positions as part of a merchandising program.  The Company has not applied hedge accounting to these positions.  As of April 25, 2010, and October 25, 2009, the Company had the following outstanding commodity futures contracts related to its merchandising program:

Volume
Commodity	April 25, 2010	October 25, 2009
Pork Bellies	15,200 cwt	14,800 cwt

Fair Values:  The fair values of the Company’s derivative instruments (in thousands) as of April 25, 2010, and October 25, 2009, were as follows:

	Location on Consolidated	Fair Value (1)
	Statement of Financial Position	April 25, 2010	October 25, 2009
Asset Derivatives:
Derivatives Designated as Hedges:
Commodity contracts	Other current assets	$15,529	$25,159

Derivatives Not Designated as Hedges:
Commodity contracts	Other current assets	213	(3,702)

Total Asset Derivatives		$15,742	$21,457

Liability Derivatives:
Derivatives Designated as Hedges:
Commodity contracts	Accounts payable	$14,937	$17,563

Total Liability Derivatives		$14,937	$17,563

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

Derivative Gains and Losses:  Gains or losses (before tax, in thousands) related to the Company’s derivative instruments for the three months ended April 25, 2010, and April 26, 2009, were as follows:

	Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss (AOCL) (Effective Portion) (1)		Location on	Gain/(Loss) Reclassified from AOCL into Earnings (Effective Portion) (1)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (3)
	Three Months Ended		Consolidated	Three Months Ended		Three Months Ended
Cash Flow Hedges:	April 25, 2010	April 26, 2009	Statement of Operations	April 25, 2010	April 26, 2009	April 25, 2010	April 26, 2009

Commodity contracts	$(6,106)	$(24,570)	Cost of products sold	$(6,305)	$(23,475)	$(456)	$626

	Location on	Gain/(Loss) Recognized in Earnings (Effective Portion) (4)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (5)
	Consolidated	Three Months Ended		Three Months Ended
Fair Value Hedges:	Statement of Operations	April 25, 2010	April 26, 2009	April 25, 2010	April 26, 2009

Commodity contracts	Cost of products sold	$(777)	$17,847	$3	$(1,470)

	Location on	Gain/(Loss) Recognized in Earnings
	Consolidated	Three Months Ended
Derivatives Not Designated as Hedges:	Statement of Operations	April 25, 2010	April 26, 2009

Commodity contracts	Cost of products sold	$78	$120

Derivative Gains and Losses:  Gains or losses (before tax, in thousands) related to the Company’s derivative instruments for the six months ended April 25, 2010, and April 26, 2009, were as follows:

	Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss (AOCL) (Effective Portion) (1)		Location on	Gain/(Loss) Reclassified from AOCL into Earnings (Effective Portion) (1)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (3)
	Six Months Ended		Consolidated	Six Months Ended		Six Months Ended
Cash Flow Hedges:	April 25, 2010	April 26, 2009	Statement of Operations	April 25, 2010	April 26, 2009	April 25, 2010	April 26, 2009
Commodity contracts	$(16,984)	$(16,864)	Cost of products sold	$(17,868)	$(24,300)	$34	$(553)

	Location on	Gain/(Loss) Recognized in Earnings (Effective Portion) (4)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (5)
	Consolidated	Six Months Ended		Six Months Ended
Fair Value Hedges:	Statement of Operations	April 25, 2010	April 26, 2009	April 25, 2010	April 26, 2009
Commodity contracts	Cost of products sold	$(1,348)	$37,616	$111	$(2,268)

	Location on	Gain/(Loss) Recognized in Earnings
	Consolidated	Six Months Ended
Derivatives Not Designated as Hedges:	Statement of Operations	April 25, 2010	April 26, 2009
Commodity contracts	Cost of products sold	$94	$393

(1)	Amounts represent gains or losses in AOCL before tax. See Note F – Comprehensive Income for the after tax impact of these gains or losses on net earnings.
(2)	There were no gains or losses excluded from the assessment of hedge effectiveness during the second quarter or six months.
(3)	There were no gains or losses resulting from the discontinuance of cash flow hedges during the second quarter or six months.
(4)	Losses on commodity contracts designated as fair value hedges were offset by a corresponding gain on the underlying hedged purchase commitment.
(5)	There were no gains or losses recognized as a result of a hedged firm commitment no longer qualifying as a fair value hedge during the second quarter or six months.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of April 25, 2010, and October 25, 2009, and their level within the fair value hierarchy, are presented in the tables below.

	Fair Value Measurements at April 25, 2010
(in thousands)	Fair Value at April 25, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Cash equivalents (1)	$273,032	$273,032	$—	$—
Short-term marketable securities (2)	50,023	1,119	48,904
Other trading securities (3)	106,287	48,197	58,090	—
Commodity derivatives (4)	7,177	7,177	—	—
Total Assets at Fair Value	$436,519	$329,525	$106,994	$—

Liabilities at Fair Value:
Commodity derivatives (4)	$14,937	$—	$14,937	$—
Deferred compensation (3)	38,804	12,226	26,578	—
Total Liabilities at Fair Value	$53,741	$12,226	$41,515	$—

	Fair Value Measurements at October 25, 2009
(in thousands)	Fair Value at October 25, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Cash equivalents (1)	$290,476	$290,476	$—	$—
Other trading securities (3)	103,801	49,608	54,193	—
Commodity derivatives (4)	6,776	6,776	—	—
Total Assets at Fair Value	$401,053	$346,860	$54,193	$—

Liabilities at Fair Value:
Commodity derivatives (4)	$17,563	$—	$17,563	$—
Deferred compensation (3)	38,786	10,670	28,116	—
Total Liabilities at Fair Value	$56,349	$10,670	$45,679	$—

The following methods and assumptions were used to estimate the fair value of the financial assets and liabilities above:

(1)           The Company’s cash equivalents consist of money market funds rated AAA.  As these investments have a maturity date of three months or less, the carrying value approximates fair value.

(2)           The Company holds trading securities as part of a portfolio maintained to generate investment income and to provide cash for operations of the Company, if necessary.  The portfolio is managed by a third party who is responsible for daily trading activities, and all assets within the portfolio are highly liquid.  The cash and highly rated money market funds held by the portfolio are classified as Level 1.  The current investment portfolio also includes corporate bonds, agency securities, mortgage-backed securities, and other asset-backed securities for which there is an active, quoted market.  Market prices are obtained from a variety of industry standard providers, large financial institutions, and other third-party sources to calculate a representative daily market value, and therefore, these securities are classified as Level 2.

(3)           The Company also holds trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans.  The rabbi trust is included in other assets on the Consolidated Statements of Financial Position and is valued based on the underlying fair value of each fund held by the trust.  A portion of the funds held related to the supplemental executive retirement plans have been invested in fixed income funds managed by a third party.  The declared rate on these funds is set based on a formula using the yield of the general account investment portfolio that supports the fund, adjusted for expenses and other charges.  The rate is guaranteed for one year at issue, and may be reset annually on the policy anniversary, subject to a guaranteed minimum rate.  As the value is based on adjusted market rates, and the fixed rate is only reset on an annual basis, these funds are classified as Level 2.  The remaining funds held are also managed by a third party, and include equity securities, money market accounts, bond funds, or other portfolios for which there is an active quoted market.  Therefore these securities are classified as Level 1.  The related deferred compensation liabilities are included in other long term liabilities on the Consolidated Statements of Financial Position and are valued based on the underlying investment selections held in each participant’s account.  Investment options generally mirror those funds held by the rabbi trust, for which there is an active quoted market.  Therefore these investment balances are classified as Level 1.  The Company also offers a fixed rate investment option to participants.  The rate earned on these investments is adjusted annually based on a specified percentage of the United States Internal Revenue Service (I.R.S.) Applicable Federal Rates in effect and therefore these balances are classified as Level 2.

(4)           The Company’s commodity derivatives represent futures contracts and swaps used in its hedging programs to offset price fluctuations associated with purchases of corn, soybean meal, and natural gas, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The Company’s futures contracts for corn and soybean meal are traded on the Chicago Board of Trade (CBOT), while futures contracts for lean hogs and bellies are traded on the Chicago Mercantile Exchange.  These are active markets with quoted prices available and therefore the futures contracts are classified as Level 1.  The Company’s corn and soybean meal swaps settle based on quoted prices from the CBOT, while natural gas swaps are settled based on quoted prices from the New York Mercantile Exchange.  As the swaps settle based on quoted market prices, but are not held directly with the exchange, the swaps are classified as Level 2.  All derivatives are reviewed for potential credit risk and risk of nonperformance.  The Company nets its derivative assets and liabilities, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract.  The net balance for each arrangement is included in other current assets or accounts payable, as appropriate, in the Consolidated Statements of Financial Position.  As of April 25, 2010, the Company has recognized the obligation to return cash collateral of $8.6 million to various counterparties.  As of October 25, 2009, the Company had recognized the right to reclaim cash collateral of $2.2 million from, and the obligation to return cash collateral of $16.9 million to, various counterparties.

The Company’s financial assets and liabilities also include cash, accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value.  The Company does not carry its long-term debt at fair value in its Consolidated Statements of Financial Position.  Based on borrowing rates available to the Company for long-term financing with similar terms and average maturities, the fair value of long-term debt, utilizing discounted cash flows, was $380.5 million as of April 25, 2010, and $383.5 million as of October 25, 2009.

As discussed in Note A, the FASB allowed deferral of the provisions of ASC 820 for one year for nonfinancial assets and liabilities measured at fair value that are recognized or disclosed on a nonrecurring basis.  Pursuant to this allowed deferral, the Company adopted the provisions of ASC 820 at the beginning of fiscal 2010 for its nonfinancial assets and liabilities.  During the second quarter of fiscal 2010, the Company made the decision to close its Valley Fresh plant in Turlock, California.  The facilities in that location were evaluated during that process and the Company recorded a pretax charge of $6.6 million to reduce the property, plant and equipment to its current estimated fair value.  During the six months ended April 25, 2010, there were no other remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

NOTE J           PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic benefit cost for pension and other post-retirement benefit plans consists of the following:

	Pension Benefits
	Three Months Ended		Six Months Ended
(in thousands)	April 25, 2010	April 26, 2009	April 25, 2010	April 26, 2009
Service cost	$5,392	$4,530	$10,783	$9,033
Interest cost	11,794	11,799	23,588	23,617
Expected return on plan assets	(13,522)	(13,074)	(27,044)	(26,148)
Amortization of prior service cost	(149)	(151)	(298)	(297)
Recognized actuarial loss	3,880	1,343	7,761	2,674
Settlement charge	1,267	—	1,267	4,219
Curtailment charge	55	—	55	—
Net periodic cost	$8,717	$4,447	$16,112	$13,098

	Post-retirement Benefits
	Three Months Ended		Six Months Ended
(in thousands)	April 25, 2010	April 26, 2009	April 25, 2010	April 26, 2009
Service cost	$594	$552	$1,188	$1,104
Interest cost	5,063	5,583	10,126	11,166
Amortization of prior service cost	1,053	1,377	2,152	2,753
Recognized actuarial loss (gain)	583	(210)	1,166	(420)
Net periodic cost	$7,293	$7,302	$14,632	$14,603

In the second quarter of fiscal year 2010, coincident with the Company’s decision to close its Turlock, California facility, it also commenced the process to terminate the defined benefit pension plan for the employees at that facility.  The fiscal 2010 settlement and curtailment charges noted above are related to that plan termination.

NOTE K          INCOME TAXES

The amount of unrecognized tax benefits, including interest and penalties, at April 25, 2010, recorded in other long-term liabilities was $37.8 million, of which $27.2 million would impact the Company’s effective tax rate if recognized.  The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense, with $1.7 million and $0.4 million included in expense in the second quarter and six months, respectively, of fiscal 2010.  The amount of accrued interest and penalties at April 25, 2010, associated with unrecognized tax benefits was $11.5 million.

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

New health care laws recently enacted resulted in a change in the tax treatment of Medicare Part D subsidies received by the Company, and required a reduction in the related deferred tax assets recorded by the Company related to those subsidies.  As a result, the Company recorded a $7.1 million charge to income tax expense during the second quarter of fiscal 2010, primarily related to these new health care laws.

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

The Refrigerated Foods segment includes the Hormel Refrigerated, Farmer John, Burke Corporation, and Dan’s Prize operating segments.  This segment consists primarily of the processing, marketing, and sale of branded and unbranded pork and beef products for retail, foodservice and fresh product customers.  Results for the Hormel Refrigerated operating segment include the Precept Foods business, which offers a variety of case-ready beef and pork products to retail customers.  Precept Foods, LLC, is a 51 percent owned joint venture between Hormel Foods Corporation and Cargill Meat Solutions Corporation, a wholly-owned subsidiary of Cargill, Incorporated.

The Jennie-O Turkey Store segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for retail, foodservice, and fresh product customers.

The Specialty Foods segment includes the Diamond Crystal Brands, Century Foods International, and Hormel Specialty Products operating segments.  This segment consists of the packaging and sale of various sugar and sugar substitute products, salt and pepper products, liquid portion products, dessert mixes, ready-to-drink products, sports nutrition products, gelatin products, and private label canned meats to retail and foodservice customers.  This segment also includes the processing, marketing, and sale of nutritional food products and supplements to hospitals, nursing homes, and other marketers of nutritional products.

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

	Three Months Ended		Six Months Ended
(in thousands)	April 25, 2010	April 26, 2009	April 25, 2010	April 26, 2009
Sales to Unaffiliated Customers
Grocery Products	$256,665	$241,684	$518,309	$483,627
Refrigerated Foods	893,470	834,062	1,785,772	1,731,486
Jennie-O Turkey Store	292,551	289,745	612,502	594,784
Specialty Foods	196,934	173,586	383,876	352,476
All Other	60,162	55,966	126,770	121,756
Total	$1,699,782	$1,595,043	$3,427,229	$3,284,129

Intersegment Sales
Grocery Products	$0	$0	$0	$0
Refrigerated Foods	1,747	1,745	3,810	3,915
Jennie-O Turkey Store	26,982	27,450	48,307	48,969
Specialty Foods	35	25	54	103
All Other	0	0	0	0
Total	$28,764	$29,220	$52,171	$52,987
Intersegment elimination	(28,764)	(29,220)	(52,171)	(52,987)
Total	$0	$0	$0	$0

Net Sales
Grocery Products	$256,665	$241,684	$518,309	$483,627
Refrigerated Foods	895,217	835,807	1,789,582	1,735,401
Jennie-O Turkey Store	319,533	317,195	660,809	643,753
Specialty Foods	196,969	173,611	383,930	352,579
All Other	60,162	55,966	126,770	121,756
Intersegment elimination	(28,764)	(29,220)	(52,171)	(52,987)
Total	$1,699,782	$1,595,043	$3,427,229	$3,284,129

Segment Operating Profit
Grocery Products	$33,022	$43,677	$87,192	$83,312
Refrigerated Foods	55,523	51,695	125,711	97,440
Jennie-O Turkey Store	32,169	16,678	65,436	45,927
Specialty Foods	21,508	15,432	41,138	30,749
All Other	4,133	5,027	11,855	13,272
Total segment operating profit	$146,355	$132,509	$331,332	$270,700

Net interest and investment income	(5,151)	1,666	(11,269)	(3,398)
General corporate expense	(9,391)	(9,547)	(19,754)	(18,044)
Noncontrolling interest	673	715	1,735	1,509

Earnings before income taxes	$132,486	$125,343	$302,044	$250,767

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s Critical Accounting Policies, as disclosed in its Annual Report on Form 10-K for the fiscal year ended October 25, 2009.

RESULTS OF OPERATIONS

Overview

The Company is a processor of branded and unbranded food products for retail, foodservice, and fresh product customers.  It operates in five segments as described in Note L in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

For the second quarter of fiscal 2010, the Company reported adjusted(1) net earnings of $0.67 per diluted share, an increase of 13.6 percent compared to $0.59 per diluted share in the second quarter of fiscal 2009.  On the basis of generally accepted accounting principles (GAAP), the Company earned $0.57 per diluted share in the second quarter of fiscal 2010, a decrease of 3.4 percent from fiscal 2009.  Significant factors impacting the second quarter were:

•      Jennie-O Turkey Store reported a significant increase in profits, driven by operational improvements throughout the business.

•      Specialty Foods showed improved margin and profit results across all three operating segments.

•      Refrigerated Foods profits increased, reflecting continued strong cutout margins compared to the prior year.

•      Grocery Products experienced decreased profits resulting from higher input costs for core product lines.

•      Non-recurring charges totaling $0.10 per diluted share(1) were incurred related to the closing of the Company’s Valley Fresh plant and the tax impact of new health care laws.

Consolidated Results

Excluding the non-recurring charges noted above, adjusted(1) net earnings attributable to the Company for the second quarter of fiscal 2010 increased 13.5 percent to $91.3 million compared to $80.4 million in the same quarter of fiscal 2009.  Adjusted(1) diluted earnings per share for the second quarter increased 13.6 percent to $0.67 from $0.59 last year.  Adjusted(1) net earnings attributable to the Company for the first six months of 2010 increased 25.2 percent to $202.5 million, from $161.8 million in fiscal 2009.  Adjusted(1) diluted earnings per share for the same period increased 25.0 percent to $1.50 compared to $1.20 last year.

On a GAAP basis, net earnings attributable to the Company for the second quarter of fiscal 2010 decreased 3.1 percent to $77.9 million compared to $80.4 million in the same quarter of fiscal 2009.  GAAP diluted earnings per share for the second quarter decreased 3.4 percent to $0.57 from $0.59 last year.  GAAP net earnings attributable to the Company for the first six months of fiscal 2010 increased 16.9 percent to $189.1 million, from $161.8 million in fiscal 2009.  GAAP diluted earnings per share for the same period increased 16.7 percent to $1.40 compared to $1.20 last year.

(1)Adjusted Net Earnings:  Adjusted net earnings excludes charges of $6.3 million ($0.05 per diluted share) related to the closing of the Company’s Valley Fresh plant in Turlock, California, and an income tax charge of $7.1 million ($0.05 per diluted share) primarily from the change in tax treatment of Medicare Part D subsidies by the new health care laws recently enacted.  The following tables show the calculations to reconcile from adjusted earnings to GAAP earnings.

(in thousands) Second Quarter ended April 25, 2010	Adjusted Earnings	Valley Fresh Plant Closure	Tax items primarily related to health care laws	GAAP Earnings
Earnings before income taxes	$142,219	$(9,733)	$—	$132,486
Income taxes	(50,286)	3,455	(7,120)	(53,951)
Net earnings	$91,933	$(6,278)	$(7,120)	$78,535

Net earnings attributable to Hormel Foods Corporation	$91,260	$(6,278)	$(7,120)	$77,862

Diluted net earnings per share	$0.67	$(0.05)	$(0.05)	$0.57

(in thousands) Six Months ended April 25, 2010	Adjusted Earnings	Valley Fresh Plant Closure	Tax items primarily related to health care laws	GAAP Earnings
Earnings before income taxes	$311,777	$(9,733)	$—	$302,044
Income taxes	(107,575)	3,455	(7,120)	(111,240)
Net earnings	$204,202	$(6,278)	$(7,120)	$190,804

Net earnings attributable to Hormel Foods Corporation	$202,467	$(6,278)	$(7,120)	$189,069

Diluted net earnings per share	$1.50	$(0.05)	$(0.05)	$1.40

The non-GAAP adjusted net earnings financial measurements are provided to assist investors and other readers of the Company’s financial statements in better understanding the Company’s operating performance by excluding the impact of certain non-recurring items affecting comparability.  Non-GAAP measurements are not intended to be a substitute for GAAP measurements in analyzing financial performance.  These non-GAAP measurements are not in accordance with any generally accepted accounting principles and may be different from non-GAAP measurements used by other companies.

Net sales for the second quarter of fiscal 2010 increased 6.6 percent to $1.70 billion compared to $1.60 billion in fiscal 2009.  Tonnage increased 1.8 percent to 1.14 billion lbs. for the second quarter compared to 1.12 billion lbs. in the same quarter of last year.  Net sales for the first six months of fiscal 2010 increased 4.4 percent to $3.43 billion from $3.28 billion in the first six months of fiscal 2009.  Tonnage for the six months increased 2.2 percent to 2.34 billion lbs. compared to 2.29 billion lbs. in fiscal 2009.  Net sales growth was reported across all five segments of the Company for both the second quarter and six months.  The Hormel brand advertising campaign “Life Better Served” was launched during the second quarter and has contributed to improved sales results, particularly in Refrigerated Foods.  The Company expects to see continued sales growth as this campaign progresses throughout fiscal 2010.  The Specialty Foods segment showed notable increases in all three operating segments during the second quarter, and value-added growth at Jennie-O Turkey Store also contributed to the sales increase.  Top-line results further benefited from the Company’s 50 percent ownership in the new MegaMex Foods, LLC (MegaMex) joint venture and the recent Country Crock® side dish acquisition.

Gross profit for the second quarter and first six months of fiscal 2010 was $280.5 million and $598.9 million, respectively, compared to $262.0 million and $534.4 million for the same periods last year.  Gross profit for fiscal 2010 includes a charge of $9.7 million related to the closing of the Company’s Valley Fresh plant.  Gross profit as a percentage of net sales for the second quarter and six months of fiscal 2010 increased to 16.5 and 17.5 percent, respectively, from 16.4 and 16.3 percent for the comparable quarter and six months of fiscal 2009.  Jennie-O Turkey Store reported notable margin increases driven by improvements in several areas, including improved live production performance and reduced production costs generated by operating efficiency gains.  Higher commodity meat and whole bird pricing also benefitted margins compared to the prior year.  Despite higher hog costs than were anticipated during the second quarter, cutout margins in the Company’s pork operations remained strong and also contributed to the improved margin results compared to fiscal 2009.  However, higher primal markets pressured margins in the Company’s value-added businesses, most notably in Grocery Products and the Meat Products business unit, and offset a portion of the gains from operations.  The higher hog costs and primal values are expected to continue into the latter half of fiscal 2010, and have already begun to impact margins entering the third quarter.  The Specialty Foods segment also reported margin improvement across all three operating segments, most significantly for Century Foods International due to strong contract packaging sales.

Selling, general and administrative expenses for the second quarter and first six months of fiscal 2010 were $146.8 million and $292.3 million, respectively, compared to $139.8 million and $282.4 million last year.  As a percentage of net sales, selling, general and administrative expenses for the second quarter were 8.6 percent compared to 8.8 percent in the prior year.  For the first six months, these expenses also declined to 8.5 percent from 8.6 percent in fiscal 2009.  The Company has incurred higher expenses in fiscal 2010 related to stock options, travel, professional services, and compensation.  Additional investments have also been made in advertising in the current year to support the Company’s Hormel branded product lines.  The Company expects overall selling, general and administrative expenses to be approximately 8.8 percent of net sales for the remainder of fiscal 2010, reflecting the ongoing advertising campaign.

Equity in earnings of affiliates was $4.0 million and $6.8 million for the second quarter and first six months of fiscal 2010, respectively, compared to $1.5 million and $2.2 million last year.  Positive results from the Company’s MegaMex joint venture drove the increase for both the second quarter and six months, while results for the Company’s other joint venture operations have been mixed during the first half of fiscal 2010.

The effective tax rate for the second quarter and first six months of fiscal 2010 was 40.7 and 36.8 percent, respectively, compared to 35.3 and 34.9 percent for the comparable quarter and six months of fiscal 2009.  The higher rate for both the second quarter and first six months of fiscal 2010 is primarily related to a change in the tax treatment of Medicare Part D subsidies, resulting from new health care laws recently enacted.  The Company expects a full-year effective tax rate between 36.0 and 37.0 percent for fiscal 2010.

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

	Three Months Ended			Six Months Ended
(in thousands)	April 25, 2010	April 26, 2009	% Change	April 25, 2010	April 26, 2009	% Change
Net Sales
Grocery Products	$256,665	$241,684	6.2	$518,309	$483,627	7.2
Refrigerated Foods	893,470	834,062	7.1	1,785,772	1,731,486	3.1
Jennie-O Turkey Store	292,551	289,745	1.0	612,502	594,784	3.0
Specialty Foods	196,934	173,586	13.5	383,876	352,476	8.9
All Other	60,162	55,966	7.5	126,770	121,756	4.1
Total	$1,699,782	$1,595,043	6.6	$3,427,229	$3,284,129	4.4

Segment Operating Profit
Grocery Products	$33,022	$43,677	(24.4)	$87,192	$83,312	4.7
Refrigerated Foods	55,523	51,695	7.4	125,711	97,440	29.0
Jennie-O Turkey Store	32,169	16,678	92.9	65,436	45,927	42.5
Specialty Foods	21,508	15,432	39.4	41,138	30,749	33.8
All Other	4,133	5,027	(17.8)	11,855	13,272	(10.7)

Total segment operating profit	$146,355	$132,509	10.4	$331,332	$270,700	22.4
Net interest and investment income	(5,151)	1,666	(409.2)	(11,269)	(3,398)	(231.6)
General corporate expense	(9,391)	(9,547)	1.6	(19,754)	(18,044)	(9.5)
Noncontrolling interest	673	715	(5.9)	1,735	1,509	15.0

Earnings before income taxes	$132,486	$125,343	5.7	$302,044	$250,767	20.4

Grocery Products

The Grocery Products segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market.

Grocery Products net sales increased 6.2 percent for the second quarter and 7.2 percent for the first six months of fiscal 2010 compared to the same fiscal 2009 periods.  Tonnage increased 9.6 percent for the second quarter and 9.8 percent for the first six months compared to the prior year.  Sales of Hormel chili and Hormel Mary Kitchen hash showed growth during the second quarter, resulting from increased distribution and the impact of the Hormel brand advertising campaign recently launched.  Other core product lines experienced a decline in sales compared to the prior year, including the SPAM family of products, Dinty Moore stews, and bacon toppings.

The Grocery Products segment continued to benefit from the sales results of the new MegaMex joint venture.  The incremental sales of Mexican products gained through this joint venture more than compensated for the discontinued sales of Carapelli olive oil and declines in other product lines.  Excluding both the new MegaMex sales and the discontinued Carapelli sales, net sales for Grocery Products were relatively flat for both the second quarter and six months compared to the prior year.

Adjusted segment profit for Grocery Products decreased 2.1 percent for the second quarter of fiscal 2010 and increased 16.3 percent for the six months compared to the prior year, which excludes a non-recurring charge of $9.7 million related to the closing of the Company’s Valley Fresh plant (see table below).  On a GAAP basis, segment profit for Grocery Products decreased 24.4 percent for the second quarter and increased 4.7 percent for the six months compared to the fiscal 2009.  Higher protein costs negatively impacted profits during the second quarter, most notably for the SPAM family of products and chunk chicken items. Increased shipping and handling expenses were also incurred during both the second quarter and six months.  The impact of pricing and promotional initiatives for other key products lines, and favorable equity in earnings results from the MegaMex joint venture, were able to mitigate a portion of the higher costs.

The following table shows the calculations to reconcile from adjusted segment profit to GAAP segment profit for Grocery Products.

(in thousands)	Adjusted Segment Profit	Valley Fresh Plant Closure	GAAP Segment Profit
Grocery Products Segment Profit
Second quarter ended April 25, 2010	$42,755	$(9,733)	$33,022

Six months ended April 25, 2010	$96,925	$(9,733)	$87,192

Revenue growth is expected to continue for Grocery Products entering the third quarter, driven by the strength of the Mexican foods portfolio and increases on core branded items generated by the ongoing advertising campaign.  However, the Company anticipates that higher input costs on core product lines may continue to negatively impact margins for Grocery Products in the latter half of fiscal 2010.

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

Net sales for the Refrigerated Foods segment increased 7.1 percent for the second quarter and 3.1 percent for the first six months of fiscal 2010, compared to the same periods of fiscal 2009.  Tonnage was flat for both the second quarter and first six months, compared to last year.  Retail sales were strong for the second quarter, and foodservice sales also improved compared to recent quarters.

Segment profit for Refrigerated Foods increased 7.4 and 29.0 percent for the second quarter and first six months of fiscal 2010, respectively, compared to fiscal 2009.  The Company processed 2.32 million hogs during the second quarter, which decreased slightly from the prior year.  The Company had anticipated higher hog costs during the second quarter and indeed costs did rise, but more quickly and at a higher rate than expected.  These higher costs negatively impacted profits for this segment’s value-added businesses during the second quarter, as pricing initiatives were unable to keep pace with the corresponding cost increases.  However, cutout margins for the Company’s pork operations remained strong and resulted in improved profit results for the segment overall compared to the prior year.

Key value-added product lines for Refrigerated Foods continued to show growth during the second quarter.  In the Meat Products business unit, sales of Hormel party trays and Hormel pepperoni were particularly strong, due in part to new products, in part from the impact of the new Hormel brand advertising campaign, and in part from successful in-store promotional initiatives.  The Company has also continued to see signs of improvement for the Foodservice business unit, with sales of Natural Choice deli meats, Austin Blues barbecue products and Café h ethnic products all increasing for the second quarter and six months compared to fiscal 2009.

Effective February 1, 2010, the Company also completed the acquisition of the Country Crock® chilled side dish business from Unilever United States Inc.  This line of microwavable, refrigerated side dishes complements the Company’s Hormel refrigerated entrées and Lloyd’s barbeque product lines.  Early efforts have been focused on working with retailers to restore momentum to this product line, and results for the second quarter have met expectations.  Country Crock® remains a registered trademark of the Unilever Group of Companies and is being used under license.

Farmer John experienced a substantial profit improvement during the second quarter of fiscal 2010.  Favorable manufacturing results were generated by the strong cutout values noted above.  The Company’s live hog operations also continued to show gains for the second quarter and six months due to strong hog markets, productivity gains, and lower feed expenses.

This segment expects to face challenges entering the second half of fiscal 2010.  Hog supplies are currently tight and prices are expected to remain higher in the near term, while cutout margins are not expected to remain as favorable as they have been in the first half of the year.  The foodservice industry appears more optimistic, but any additional sales growth for that business will likely be mitigated by the higher raw material costs.  Additional pricing initiatives may be pursued across the value-added product portfolio to maintain margins going forward.

Jennie-O Turkey Store

The Jennie-O Turkey Store (JOTS) segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for retail, foodservice, and fresh product customers.

JOTS net sales increased 1.0 percent for the second quarter and 3.0 percent for the six months of fiscal 2010, versus the comparable periods of fiscal 2009.  Tonnage decreased 2.5 percent for the second quarter and increased 2.5 percent for the first six months, compared to fiscal 2009 results.  Value-added sales drove the top-line increase, with net sales up 5.8 percent from the prior year second quarter.  Decreased commodity and whole bird sales in fiscal 2010 offset the majority of those gains.

Segment profit for JOTS increased a substantial 92.9 percent for the second quarter and 42.5 percent for the first six months of fiscal 2010 compared to the prior year.  The profit gains were driven by improvements in several areas within JOTS, including improved live production performance and reduced production costs generated by operating efficiency gains.  Despite lower volumes, improved commodity meat and whole bird pricing also benefitted margin results compared to fiscal 2009.

JOTS was successful in growing its value-added businesses during the second quarter.  Improvements were noted across all three of the retail, deli, and foodservice business units.  Sales of Jennie-O Turkey Store retail tray pack line items, franks, and rotisserie deli products were particularly strong.  The Company continues to generate excellent exposure for the Jennie-O Turkey Store brand through our sponsorship of “The Biggest Loser” television show.

Industry-wide production cuts have boosted commodity turkey prices, and the industry appears to have reached a better balance of supply and demand for both white and dark meat.  The Company expects this position to be maintained during the second half of fiscal 2010.  Export markets have provided excellent margins in recent months, but remain volatile. Grain prices have stabilized recently but remain a concern.  The Company anticipates year over year growth for JOTS in the latter half of the fiscal year, assuming continued stability of these factors.

Specialty Foods

The Specialty Foods segment includes the Diamond Crystal Brands (DCB), Century Foods International (CFI), and Hormel Specialty Products (HSP) operating segments.  This segment consists of the packaging and sale of various sugar and sugar substitute products, salt and pepper products, liquid portion products, dessert mixes, ready-to-drink products, sports nutrition products, gelatin products, and private label canned meats to retail and foodservice customers.  This segment also includes the processing, marketing, and sale of nutritional food products and supplements to hospitals, nursing homes, and other marketers of nutritional products.

Specialty Foods had an excellent quarter as net sales increased 13.5 percent for the second quarter and 8.9 percent for the first six months of fiscal 2010, compared to the same periods of fiscal 2009.  Tonnage increased 8.1 percent for the second quarter and 4.5 percent for the first six months, compared to the prior year.  Specialty Foods segment profit increased 39.4 percent in the second quarter and 33.8 percent for the first six months, compared to fiscal 2009 results.

All three operating segments within Specialty Foods contributed to the top and bottom line growth for the second quarter.  The most notable gains were reported by CFI, driven by increased contract packaging of sports nutrition products and ready-to-drink items.  HSP experienced gains on private label canned meat products, but rising input costs have begun to constrict margins for those items entering the third quarter.  DCB profits also exceed the prior year, reflecting strong sales of sugar substitute products.

Looking forward, this segment expects to continue its positive momentum throughout fiscal 2010.  However, higher input costs and competitive pricing pressures will likely reduce sales and profit growth rates below what has been experienced in the first half of the year.

All Other

The All Other segment includes the Hormel Foods International (HFI) operating segment, which manufactures, markets, and sells Company products internationally.  This segment also includes various miscellaneous corporate sales.

All Other net sales increased 7.5 percent for the second quarter and 4.1 percent for the first six months of fiscal 2010, as strong sales of the SPAM family of products for HFI offset continued weak export sales of fresh pork.  Segment profit decreased 17.8 percent and 10.7 percent for the second quarter and first six months of fiscal 2010, respectively, compared to the prior year.  Rising raw material costs and continued weak demand in our key markets significantly impacted pork export margins throughout the second quarter.  These market conditions are likely to persist in the near term, given the high U.S. commodity markets combined with lower markets due to higher hog numbers in key international markets.  Favorable currencies, improved results from the Company’s China operations, and increased overall results for the Company’s international joint ventures did contribute positively to profit results for the second quarter and six months, but have been unable to offset the large pork export declines.

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

Net interest and investment income for the second quarter and first six months of fiscal 2010 represented a net expense of $5.2 million and $11.3 million, respectively, compared to net income of $1.7 million and a net expense of $3.4 million for the comparable quarter and six months of fiscal 2009.  Fiscal 2009 results for both the second quarter and six months included a $3.6 million pretax gain recognized on the dissolution of the Company’s Carapelli USA, LLC joint venture.  The larger expense for fiscal 2010 also reflects lower returns on the Company’s rabbi trust for supplemental executive retirement plans and deferred income plans, and additional amortization expense related to the Company’s affordable housing investments.  The Company anticipates difficult comparisons during the remainder of fiscal 2010 due to the strong performance of the rabbi trust investments in the latter half of fiscal 2009.  Interest expense of $13.1 million for the first six months of fiscal 2010 declined from the prior year level due to outstanding borrowings against the Company’s short-term line of credit in the first half of fiscal 2009.  The Company anticipates that interest expense will approximate $27.0 to $28.0 million for fiscal 2010.

General corporate expense for the second quarter and first six months of fiscal 2010 was $9.4 million and $19.8 million, respectively, compared to $9.5 million and $18.0 million for the comparable periods of fiscal 2009.  The increased expense for the six months primarily reflects higher unallocated pension and employee benefit expenses.

Net earnings attributable to the Company’s noncontrolling interests were $0.7 million and $1.7 million for the second quarter and six months of fiscal 2010, compared to $0.7 million and $1.5 million, respectively, for the comparable periods of fiscal 2009.  The increase for the six months primarily reflects improved performance from the Company’s Precept Foods business.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions that was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 25, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $355.2 million at the end of the second quarter of fiscal year 2010 compared to $312.3 million at the end of the comparable fiscal 2009 period.

Cash provided by operating activities was $179.3 million in the first six months of fiscal 2010 compared to $264.0 million in the same period of fiscal 2009.  Increased earnings were more than offset by unfavorable changes in working capital, most notably increased accounts receivable and inventory balances as compared to the second quarter of fiscal 2009.

Cash used in investing activities increased to $147.0 million in the first six months of fiscal 2010 from $42.1 million in the comparable period of fiscal 2009.  Fiscal 2010 includes a $50.0 million investment in marketable securities during the second quarter.  The remaining increase for the current year primarily represents the acquisition of the Country Crock® chilled side dish line and the Company’s investment in the MegaMex joint venture.  Fixed asset expenditures in the first six months of fiscal 2010 were $40.1 million compared to $45.8 million in the comparable period of fiscal 2009.  The Company currently estimates its fiscal 2010 fixed asset expenditures to be approximately $105.0 to $115.0 million.

Cash used in financing activities was $62.4 million in the first six months of fiscal 2010 compared to $64.3 million in the same period of fiscal 2009.  The Company used $29.8 million for common stock repurchases in first six months of fiscal 2010, compared to $10.4 million in the same period of the prior year.  For additional information pertaining to the Company’s share repurchase plans or programs, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”  The increased outflows related to share repurchases were offset by additional cash flows of $18.5 million generated from the Company’s stock option plan in fiscal 2010, as well as a distribution to the Company’s noncontrolling interest in fiscal 2009 that did not reoccur in the current year.

On May 26, 2010, the Company announced that its Board of Directors has authorized the repurchase of up to five million shares of its common stock.  The repurchase program was authorized at a meeting of the Company’s Board of Directors on May 24, 2010.  This repurchase program is in addition to the Company’s prior 10 million share repurchase program authorized in 2002, which will be fully utilized prior to commencing purchases under the new authorization.

Cash dividends paid to the Company’s shareholders also continue to be a significant financing activity for the Company.  Dividends paid in the first six months of fiscal 2010 were $53.4 million compared to $50.4 million in the comparable period of fiscal 2009.  For fiscal 2010, the annual dividend rate has been increased to $0.84 per share, representing the 44th consecutive annual dividend increase.  The Company has paid dividends for 327 consecutive quarters and expects to continue doing so.

The Company is required, by certain covenants in its debt agreements, to maintain specified levels of financial ratios and balance sheet position.  At the end of the second quarter of fiscal 2010, the Company was in compliance with all of these debt covenants.

Cash flow from operating activities provides the Company with its principal source of liquidity.  The Company does not anticipate a significant risk to cash flow from this source in the foreseeable future because the Company operates in a relatively stable industry and has strong products across many product lines.  The Company’s revolving credit facility of $200.0 million was scheduled to expire in June 2010, and the Company has replaced this facility with a new revolving credit facility of $300.0 million, effective May 25, 2010.

The Company remains in a very strong cash position at end of the second quarter of fiscal 2010.  The Company’s priorities remain investing in the business and returning value to its shareholders, as evidenced by a consistent history of dividend increases.  Although capital spending has remained below the prior year for the first half of fiscal 2010, it is expected to return to more normalized levels in the latter half, and the Company also continues to evaluate a discretionary contribution to its pension plans.  Additional share repurchases and strategic acquisitions to complement existing product portfolios also remain as options that will be considered as a use of free cash flows.

Contractual Obligations and Commercial Commitments

The Company records income taxes in accordance with the provisions of ASC 740, Income Taxes.  The Company is unable to determine its contractual obligations by year related to this pronouncement, as the ultimate amount or timing of settlement of its reserves for income taxes cannot be reasonably estimated.  The total liability for unrecognized tax benefits, including interest and penalties, at April 25, 2010, was $37.8 million.

There have been no other material changes to the information regarding the Company’s future contractual financial obligations that was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 25, 2009.

Off-Balance Sheet Arrangements

The Company currently provides a renewable standby letter of credit for $3.9 million to guarantee obligations that may arise under workers’ compensation claims of an affiliated party.  This potential obligation is not reflected in the Company’s Consolidated Statement of Financial Position.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Hog Markets:  The Company’s earnings are affected by fluctuations in the live hog market.  To minimize the impact on earnings, and to ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods up to 15 years.  Purchased hogs under contract accounted for 94 percent and 93 percent of the total hogs purchased by the Company during the first six months of fiscal 2010 and 2009, respectively.  The majority of these contracts use market-based formulas based on hog futures, hog primal values, or industry reported hog markets.  Under normal, long-term market conditions, changes in the cash hog market are offset by proportional changes in primal values.  Therefore, a hypothetical 10 percent change in the cash hog market would have had an immaterial effect on the Company’s results of operations.

Certain procurement contracts allow for future hog deliveries (firm commitments) to be forward priced.  The Company generally hedges these firm commitments by using hog futures contracts.  These futures contracts are designated and accounted for as fair value hedges.  The change in the market value of such futures contracts is highly effective at offsetting changes in price movements of the hedged item, and the Company evaluates the effectiveness of the contracts on a regular basis.  Changes in the fair value of the futures contracts, along with the gain or loss on the firm commitment, are marked-to-market through earnings and are recorded on the Consolidated Statement of Financial Position as a current asset and liability, respectively.  The fair value of the Company’s open futures contracts as of April 25, 2010, was $(8.6) million compared to $(1.8) million as of October 25, 2009.

The Company measures its market risk exposure on its hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in market prices.  A 10 percent increase in market prices would have negatively impacted the fair value of the Company’s April 25, 2010, open contracts by $8.9 million, which in turn would lower the Company’s future cost of purchased hogs by a similar amount.

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

To reduce the Company’s exposure to changes in grain prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future direct grain purchases.  This program utilizes corn and soybean meal futures and swaps, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value with an unrealized loss of $8.8 million, before tax, on the Consolidated Statement of Financial Position as of April 25, 2010, compared to an unrealized loss of $3.0 million, before tax, as of October 25, 2009.

The Company measures its market risk exposure on its grain futures contracts and swaps using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain.  A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s April 25, 2010, open grain contracts by $16.4 million, which in turn would lower the Company’s future cost on purchased grain by a similar amount.

Natural Gas:  Production costs at the Company’s plants and feed mills are also subject to fluctuations in fuel costs.  To reduce the Company’s exposure to changes in natural gas prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future natural gas purchases.  This program utilizes natural gas swaps, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value with an unrealized loss of $9.5 million, before tax, on the Consolidated Statement of Financial Position as of April 25, 2010, compared to an unrealized loss of $10.9 million, before tax, as of October 25, 2009.

The Company measures its market risk exposure on its natural gas contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for natural gas.  A 10 percent decrease in the market price for natural gas would have negatively impacted the fair value of the Company’s April 25, 2010, open natural gas contracts by $1.5 million, which in turn would lower the Company’s future cost on natural gas purchases by a similar amount.

Long-Term Debt:  A principal market risk affecting the Company is the exposure to changes in interest rates on the Company’s fixed-rate, long-term debt.  Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $0.4 million.  The fair value of the Company’s long-term debt was estimated using discounted future cash flows based on the Company’s incremental borrowing rate for similar types of borrowing arrangements.

Investments:  The Company holds trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans, and as part of an investment portfolio.  The Company is subject to market risk due to fluctuations in the value of these investments, as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis.  As of April 25, 2010, the balance of these securities totaled $156.3 million.  A 10 percent decline in the value of these assets would have a direct negative impact to the Company’s pretax earnings of approximately $15.6 million, while a 10 percent increase in value would have a positive impact of the same amount.

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

(b)     Internal Controls.

During the second quarter of fiscal year 2010, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company has approximately 18,500 employees, of which approximately 6,200 are represented by labor unions, principally the United Food and Commercial Workers’ Union.  A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities that results in work slowdowns or stoppages could harm the Company’s financial results.  There are no union contracts scheduled to expire during the remainder of fiscal 2010 that have not already been successfully renegotiated.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the Second Quarter of Fiscal 2010

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 25, 2010 — February 28, 2010	10,000	41.42	10,000	686,955
March 1, 2010 — March 28, 2010	200,000	41.51	200,000	486,955
March 29, 2010 — April 25, 2010	120,060	41.92	120,000	366,955
Total	330,060	$41.65	330,000

(1)The 60 shares repurchased during the second quarter, other than through publicly announced plans or programs, represent purchases for the Company’s employee awards program.

(2)On October 2, 2002, the Company announced that its Board of Directors had authorized the Company to repurchase up to 10,000,000 shares of common stock with no expiration date.

Item 5.   Other Information

The Company conducted its annual shareholders’ meeting on January 26, 2010.  The information contained in Part II, Item 5 of the Company’s Form 10-Q for the quarterly period ended January 24, 2010, is incorporated herein by reference.

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

HORMEL FOODS CORPORATION
(Registrant)

Date: June 4, 2010	By	/s/ JODY H. FERAGEN
JODY H. FERAGEN
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: June 4, 2010	By	/s/ JAMES N. SHEEHAN
JAMES N. SHEEHAN
Vice President and Controller
(Duly Authorized Officer)