Form 10-Q
period 2010-07-25
HORMEL FOODS CORP /DE/
filed 2010-09-03
CIK 48465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 25, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ YES  ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ YES  ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 29, 2010
Common Stock	$.0586 par value	133,184,133
Common Stock Non-Voting	$.01 par value	-0-

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In Thousands of Dollars)

	July 25,	October 25,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$376,917	$385,252
Short-term marketable securities	50,214	0
Accounts receivable	383,892	372,292
Inventories	790,875	722,371
Income taxes receivable	6,421	0
Deferred income taxes	71,501	66,435
Prepaid expenses	13,342	9,130
Other current assets	17,420	19,253
TOTAL CURRENT ASSETS	1,710,582	1,574,733

DEFERRED INCOME TAXES	105,294	122,007

GOODWILL	628,820	620,155

OTHER INTANGIBLES	144,268	140,854

PENSION ASSETS	31,238	29,663

INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	132,433	86,599

OTHER ASSETS	164,228	165,331

PROPERTY, PLANT AND EQUIPMENT
Land	53,074	52,952
Buildings	726,949	723,553
Equipment	1,344,240	1,317,845
Construction in progress	56,376	41,722
	2,180,639	2,136,072
Less allowance for depreciation	(1,252,476)	(1,183,359)
	928,163	952,713

TOTAL ASSETS	$3,845,026	$3,692,055

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In Thousands of Dollars)

	July 25,	October 25,
	2010	2009
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$297,110	$313,258
Accrued expenses	33,515	40,289
Accrued workers compensation	32,518	29,421
Accrued marketing expenses	97,540	70,452
Employee related expenses	164,460	181,531
Taxes payable	9,374	15,127
Interest and dividends payable	31,594	34,951
Current maturities of long-term debt	350,000	0
TOTAL CURRENT LIABILITIES	1,016,111	685,029

LONG-TERM DEBT—less current maturities	0	350,000

PENSION AND POST-RETIREMENT BENEFITS	433,649	429,800

OTHER LONG-TERM LIABILITIES	87,544	102,905

SHAREHOLDERS’ INVESTMENT
Preferred stock, par value $.01 a share—authorized 80,000,000 shares; issued—none
Common stock, non-voting, par value $.01 a share—authorized 200,000,000 shares; issued—none
Common stock, par value $.0586 a share—authorized 400,000,000 shares;
issued 133,069,235 shares July 25, 2010
issued 133,593,719 shares October 25, 2009	7,798	7,828
Accumulated other comprehensive loss	(188,175)	(203,610)
Retained earnings	2,483,635	2,318,390
HORMEL FOODS CORPORATION SHAREHOLDERS’ INVESTMENT	2,303,258	2,122,608
NONCONTROLLING INTEREST	4,464	1,713
TOTAL SHAREHOLDERS’ INVESTMENT	2,307,722	2,124,321

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$3,845,026	$3,692,055

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 25, 2010	July 26, 2009	July 25, 2010	July 26, 2009

Net sales	$1,730,451	$1,574,440	$5,157,680	$4,858,569
Cost of products sold	1,445,536	1,314,116	4,273,911	4,063,892
GROSS PROFIT	284,915	260,324	883,769	794,677

Selling, general and administrative	146,523	142,010	438,837	424,381

Equity in earnings of affiliates	2,222	1,216	8,995	3,399

OPERATING INCOME	140,614	119,530	453,927	373,695

Other income and expense:
Interest and investment income	310	6,410	2,176	17,385
Interest expense	(6,493)	(6,963)	(19,628)	(21,336)

EARNINGS BEFORE INCOME TAXES	134,431	118,977	436,475	369,744

Provision for income taxes	48,067	40,882	159,307	128,372

NET EARNINGS	86,364	78,095	277,168	241,372
Less: Net earnings attributable to noncontrolling interest	994	926	2,729	2,435
NET EARNINGS ATTRIBUTABLE TO HORMEL FOODS CORPORATION	$85,370	$77,169	$274,439	$238,937

NET EARNINGS PER SHARE:
BASIC	$0.64	$0.57	$2.06	$1.78
DILUTED	$0.63	$0.57	$2.03	$1.76

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	133,201	134,255	133,461	134,301
DILUTED	135,163	135,720	135,368	135,419

DIVIDENDS DECLARED PER SHARE:	$0.21	$0.19	$0.63	$0.57

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Hormel Foods Corporation Shareholders
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment

Balance at October 26, 2008	$7,883	$0	$0	$2,112,873	$(114,016)	$6,535	$2,013,275
Comprehensive income
Net earnings				342,813		3,165	345,978
Foreign currency translation					(862)	12	(850)
Deferred hedging, net of reclassification adjustment					27,763		27,763
Pension and other benefits					(117,954)		(117,954)
Comprehensive income						3,177	254,937
ASC 715 measurement date adjustment (net of $912 tax effect)				(11,793)	1,459		(10,334)
Purchases of common stock		(38,147)					(38,147)
Stock-based compensation expense			12,054				12,054
Exercise of stock options/nonvested shares	13	(15)	2,553				2,551
Shares retired	(68)	38,162	(14,607)	(23,487)			0
Distribution to noncontrolling interest						(7,999)	(7,999)
Declared cash dividends — $.76 per share				(102,016)			(102,016)
Balance at October 25, 2009	$7,828	$0	$0	$2,318,390	$(203,610)	$1,713	$2,124,321
Comprehensive income
Net earnings				274,439		2,729	277,168
Foreign currency translation					1,306	22	1,328
Deferred hedging, net of reclassification adjustment					7,296		7,296
Pension and other benefits					6,833		6,833
Comprehensive income						2,751	292,625
Purchases of common stock		(53,171)					(53,171)
Stock-based compensation expense			11,868				11,868
Exercise of stock options/nonvested shares	48	(287)	16,319				16,080
Shares retired	(78)	53,458	(28,187)	(25,193)			0
Declared cash dividends — $.63 per share				(84,001)			(84,001)
Balance at July 25, 2010	$7,798	$0	$0	$2,483,635	$(188,175)	$4,464	$2,307,722

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(Unaudited)

	Nine Months Ended
	July 25, 2010	July 26, 2009
OPERATING ACTIVITIES
Net earnings	$277,168	$241,372
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	84,332	86,339
Amortization of intangibles	7,786	7,735
Equity in earnings of affiliates	(8,995)	(3,399)
Provision for deferred income taxes	1,285	(4,457)
(Gain) Loss on property/equipment sales and plant facilities	(81)	342
Gain on dissolution of joint venture	0	(3,591)
Non-cash investment activities	(276)	(10,296)
Stock-based compensation expense	11,868	9,832
Excess tax benefit from stock-based compensation	(7,243)	(997)
Other	7,595	0
Changes in operating assets and liabilities, net of acquisitions:
(Increase) Decrease in accounts receivable	(11,600)	55,602
(Increase) Decrease in inventories	(71,013)	39,820
Decrease in prepaid expenses and other current assets	4,732	24,402
Increase (Decrease) in pension and post-retirement benefits	2,182	(47,894)
Decrease in accounts payable and accrued expenses	(26,118)	(62,687)
NET CASH PROVIDED BY OPERATING ACTIVITIES	271,622	332,123

INVESTING ACTIVITIES
Sale of available-for-sale securities	0	6,270
Purchase of available-for-sale securities	0	(2,371)
Net purchase of trading securities	(50,000)	0
Acquisitions of businesses/intangibles	(27,978)	(701)
Purchases of property/equipment	(63,754)	(71,029)
Proceeds from sales of property/equipment	3,200	3,308
(Increase) Decrease in investments, equity in affiliates, and other assets	(30,970)	4,283
NET CASH USED IN INVESTING ACTIVITIES	(169,502)	(60,240)

FINANCING ACTIVITIES
Principal payments on short-term debt	0	(40,000)
Dividends paid on common stock	(81,429)	(75,880)
Share repurchase	(53,171)	(13,876)
Proceeds from exercise of stock options	16,780	1,935
Excess tax benefit from stock-based compensation	7,243	997
Distribution to noncontrolling interest	0	(4,999)
Other	122	262
NET CASH USED IN FINANCING ACTIVITIES	(110,455)	(131,561)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,335)	140,322
Cash and cash equivalents at beginning of year	385,252	154,778
CASH AND CASH EQUIVALENTS AT END OF QUARTER	$376,917	$295,100

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

Investments

The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans, which is included in other assets on the Consolidated Statements of Financial Position.  The securities held by the trust are classified as trading securities.  Therefore, unrealized gains and losses associated with these investments are included in the Company’s earnings.  Gains related to securities still held by the trust were $0.4 million and $2.9 million for the third quarter and nine months ended July 25, 2010, respectively, compared to gains of $5.7 million and $11.5 million for the three and nine months ended July 26, 2009.  The Company has transitioned the majority of this portfolio to more fixed return investments to reduce the exposure to volatility in equity markets going forward.

The Company also holds securities as part of an investment portfolio, which are classified as short-term marketable securities on the Consolidated Statements of Financial Position.  These investments are also trading securities.  Therefore, unrealized gains and losses are included in the Company’s earnings.  The Company recorded a gain of $0.2 million related to these investments during both the third quarter and nine months ended July 25, 2010.

Supplemental Statement of Operations Information

Net earnings for the nine months ended July 25, 2010, include two non-recurring charges recorded by the Company.  During the second quarter, the Company made the decision to close its Valley Fresh plant in Turlock, California, by the end of fiscal 2010.  Valley Fresh canned meats are produced at this facility.  A write-down of fixed assets and the recording of employee related costs resulted in a charge to net earnings of $6.3 million ($0.05 per diluted share).  New health care laws recently enacted also required the Company to reduce the value of its deferred tax assets as a result of a change to the tax treatment of Medicare Part D subsidies.  As a result, the Company recorded a charge of $7.1 million ($0.05 per diluted share) to income tax expense during the second quarter, primarily related to these new health care laws.

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

Guarantees

The Company enters into various agreements guaranteeing specified obligations of affiliated parties.  The Company’s guarantees either terminate in one year or remain in place until such time as the Company revokes the agreement.  The Company currently provides a renewable standby letter of credit for $4.8 million to guarantee obligations that may arise under worker compensation claims of an affiliated party.  This potential obligation is not reflected in the Company’s Consolidated Statements of Financial Position.

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

NOTE C                 STOCK-BASED COMPENSATION

The Company issues stock options and nonvested shares as part of its stock incentive plans for employees and non-employee directors.  The Company’s policy is to grant options with the exercise price equal to the market price of the common stock on the date of grant.  Ordinary options vest over periods ranging from six months to four years and expire ten years after the grant date.  The Company recognizes stock-based compensation expense ratably over the shorter of the requisite service period or vesting period.  The fair value of stock-based compensation granted to retirement-eligible individuals is expensed at the time of grant.

A reconciliation of the number of options outstanding and exercisable (in thousands) as of July 25, 2010, and changes during the nine months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 25, 2009	11,604	$30.86
Granted	1,328	38.51
Exercised	(1,295)	22.83
Forfeitures	(75)	37.13
Outstanding at July 25, 2010	11,562	$32.60	5.8 years	$117,512
Exercisable at July 25, 2010	7,085	$30.53	4.5 years	$86,662

The weighted-average grant date fair value of stock options granted, and the total intrinsic value of options exercised (in thousands) during the third quarter and nine months of fiscal years 2010 and 2009, are as follows:

	Three Months Ended		Nine Months Ended
	July 25, 2010	July 26, 2009	July 25, 2010	July 26, 2009
Weighted-average grant date fair value	N/A	N/A	$9.09	$5.86
Intrinsic value of exercised options	$3,334	$1,046	$22,559	$2,604

The fair value of each ordinary option award is calculated on the date of grant using the Black-Scholes valuation model utilizing the following weighted-average assumptions.  No options were granted in the third quarter ending July 25, 2010, or July 26, 2009.

	Nine Months Ended
	July 25, 2010	July 26, 2009
Risk-Free Interest Rate	3.4%	3.2%
Dividend Yield	2.2%	2.5%
Stock Price Volatility	22.0%	22.0%
Expected Option Life	8 years	8 years

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

The Company’s nonvested shares vest after five years or upon retirement.  A reconciliation of the nonvested shares (in thousands) as of July 25, 2010, and changes during the nine months then ended, is as follows:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at October 25, 2009	98	$34.90
Granted	25	39.12
Vested	(20)	33.21
Nonvested at July 25, 2010	103	$36.25

No nonvested shares were granted or vested in the three month periods ended July 25, 2010, or July 26, 2009.  The weighted-average grant date fair value of nonvested shares granted, the total fair value (in thousands) of nonvested shares granted, and the fair value (in thousands) of shares that have vested during the first nine months of fiscal years 2010 and 2009, are as follows:

	Nine Months Ended
	July 25, 2010	July 26, 2009
Weighted-average grant date fair value	$39.12	$30.39
Fair value of nonvested shares granted	$978	$836
Fair value of shares vested	$664	$204

Stock-based compensation expense, along with the related income tax benefit, for the third quarter and nine months of fiscal years 2010 and 2009 are presented in the table below.

	Three Months Ended		Nine Months Ended
(in thousands)	July 25, 2010	July 26, 2009	July 25, 2010	July 26, 2009
Stock-based compensation expense recognized	$2,682	$2,416	$11,868	$9,832
Income tax benefit recognized	(1,028)	(929)	(4,548)	(3,781)
After-tax stock-based compensation expense	$1,654	$1,487	$7,320	$6,051

At July 25, 2010, there was $15.1 million of total unrecognized compensation expense from stock-based compensation arrangements granted under the plans.  This compensation is expected to be recognized over a weighted-average period of approximately 2.5 years.  During the third quarter and nine months ended July 25, 2010, cash received from stock option exercises was $2.6 million and $16.8 million, compared to $0.4 million and $1.9 million for the third quarter and nine months ended July 26, 2009.  The total tax benefit to be realized for tax deductions from these option exercises for the third quarter and nine months ended July 25, 2010, was $1.2 million and $8.6 million, respectively, compared to $0.4 million and $1.0 million in the comparable periods in fiscal 2009.

Shares issued for option exercises and nonvested shares may be either authorized but unissued shares, or shares of treasury stock acquired in the open market or otherwise.

NOTE D                 GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the third quarter and nine months ended July 25, 2010, are presented in the tables below.  The additions to Refrigerated Foods during fiscal 2010 relate to the Country Crock® acquisition.

(in thousands)	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	All Other	Total
Balance as of April 25, 2010	$123,316	$94,532	$203,214	$207,028	$674	$628,764
Goodwill acquired	—	56	—	—	—	56
Balance as of July 25, 2010	$123,316	$94,588	$203,214	$207,028	$674	$628,820

(in thousands)	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	All Other	Total
Balance as of October 25, 2009	$123,316	$85,923	$203,214	$207,028	$674	$620,155
Goodwill acquired	—	8,665	—	—	—	8,665
Balance as of July 25, 2010	$123,316	$94,588	$203,214	$207,028	$674	$628,820

The gross carrying amount and accumulated amortization for definite-lived intangible assets are presented below.  Additions during fiscal 2010 relate to the Country Crock® acquisition.

	July 25, 2010		October 25, 2009
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Proprietary software & technology	$23,650	$(13,302)	$23,800	$(11,467)
Formulas & recipes	22,404	(11,321)	17,104	(9,802)
Customer lists/relationships	22,378	(9,552)	19,678	(7,794)
Non-compete covenants	7,200	(5,921)	7,020	(5,197)
Distribution network	4,120	(2,848)	4,120	(2,541)
Other intangibles	9,740	(4,674)	7,230	(3,691)
Total	$89,492	$(47,618)	$78,952	$(40,492)

Amortization expense was $2.6 million and $7.8 million for the third quarter and nine months ended July 25, 2010, respectively, compared to $2.5 million and $7.7 million for the third quarter and nine months ended July 26, 2009.

Estimated annual amortization expense (in thousands) for the five fiscal years after October 25, 2009, is as follows:

2010	$10,495
2011	9,384
2012	8,856
2013	7,649
2014	6,253

The carrying amounts for indefinite-lived intangible assets are presented in the table below.

(in thousands)	July 25, 2010	October 25, 2009
Brands/tradenames/trademarks	$94,410	$94,410
Other intangibles	7,984	7,984
Total	$102,394	$102,394

NOTE E                 EARNINGS PER SHARE DATA

The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(in thousands)	July 25, 2010	July 26, 2009	July 25, 2010	July 26, 2009

Basic weighted-average shares outstanding	133,201	134,255	133,461	134,301

Dilutive potential common shares	1,962	1,465	1,907	1,118

Diluted weighted-average shares outstanding	135,163	135,720	135,368	135,419

For the third quarter and nine months ended July 25, 2010, 1.6 million and 2.3 million weighted average stock options, respectively, were not included in the computation of dilutive potential common shares since their inclusion would have had an antidilutive effect on earnings per share, compared to 4.2 million and 5.4 million for the third quarter and nine months ended July 26, 2009.

NOTE F                 COMPREHENSIVE INCOME

Components of comprehensive income, net of taxes, are:

	Three Months Ended		Nine Months Ended
(in thousands)	July 25, 2010	July 26, 2009	July 25, 2010	July 26, 2009

Net earnings	$86,364	$78,095	$277,168	$241,372
Other comprehensive income:
Deferred gain (loss) on hedging	1,729	(4,455)	(8,868)	(14,860)
Reclassification adjustment into net earnings	4,006	8,522	16,164	23,495
Foreign currency translation	(1,494)	1,440	1,328	(1,848)
Pension and post-retirement benefits	273	4,303	6,833	1,817
Other comprehensive income	4,514	9,810	15,457	8,604
Total comprehensive income	90,878	87,905	292,625	249,976
Comprehensive income attributable to noncontrolling interest	1,016	924	2,751	2,442
Comprehensive income attributable to Hormel Foods Corporation	$89,862	$86,981	$289,874	$247,534

The components of accumulated other comprehensive loss, net of tax, are as follows:

(in thousands)	July 25, 2010	October 25, 2009

Foreign currency translation	$4,687	$3,381
Pension & other benefits	(187,270)	(194,103)
Deferred loss on hedging	(5,592)	(12,888)
Accumulated other comprehensive loss	$(188,175)	$(203,610)

NOTE G                 INVENTORIES

Principal components of inventories are:

(in thousands)	July 25, 2010	October 25, 2009

Finished products	$441,064	$402,855
Raw materials and work-in-process	205,138	185,387
Materials and supplies	144,673	134,129

Total	$790,875	$722,371

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

Cash Flow Hedges:  The Company utilizes corn and soybean meal futures to offset the price fluctuation in the Company’s future direct grain purchases, and has entered into various swaps to hedge the purchases of grain and natural gas at certain plant locations.  The financial instruments are designated and accounted for as cash flow hedges, and the Company measures the effectiveness of the hedges on a regular basis.  Effective gains or losses related to these cash flow hedges are reported in accumulated other comprehensive loss and reclassified into earnings, through cost of products sold, in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  The Company does not typically hedge its grain or natural gas exposure beyond the next two upcoming fiscal years.  As of July 25, 2010, and October 25, 2009, the Company had the following outstanding commodity futures contracts and swaps that were entered into to hedge forecasted purchases:

Volume
Commodity	July 25, 2010	October 25, 2009
Corn	26.0 million bushels	20.3 million bushels
Soybean Meal	193,800 tons	148,100 tons
Natural Gas	2.4 million MMBTU’s	4.6 million MMBTU’s

As of July 25, 2010, the Company has included in accumulated other comprehensive loss, hedging losses of $9.0 million (before tax) relating to its positions, compared to losses of $19.2 million (before tax) as of October 25, 2009.  The Company expects to recognize the majority of these losses over the next 12 months.

Fair Value Hedges:  The Company utilizes futures to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The intent of the program is to make the forward priced commodities cost nearly the same as cash market purchases at the date of delivery.  The futures contracts are designated and accounted for as fair value hedges, and the Company measures the effectiveness of the hedges on a regular basis.  Changes in the fair value of the futures contracts, along with the gain or loss on the hedged purchase commitment, are marked-to-market through earnings and are recorded on the Consolidated Statement of Financial Position as a current asset and liability, respectively.  Effective gains or losses related to these fair value hedges are recognized through cost of products sold in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  As of July 25, 2010, and October 25, 2009, the Company had the following outstanding commodity futures contracts designated as fair value hedges:

Volume
Commodity	July 25, 2010	October 25, 2009
Corn	10.0 million bushels	12.0 million bushels
Soybean Meal	N/A	6,200 tons
Lean Hogs	1.1 million cwt	1.3 million cwt

Other Derivatives:  During fiscal years 2010 and 2009, the Company has held certain futures contract positions as part of a merchandising program and to manage the Company’s exposure to fluctuations in foreign currencies.  The Company has not applied hedge accounting to these positions.  As of July 25, 2010, and October 25, 2009, the Company had the following outstanding futures contracts related to these programs:

Volume
Commodity	July 25, 2010	October 25, 2009
Pork Bellies	2,800 cwt	14,800 cwt

Notional Amount
Currency	July 25, 2010	October 25, 2009
Canadian Dollars	C$ 2.7 million	N/A
US Dollars	$ 0.4 million	N/A

Fair Values:  The fair values of the Company’s derivative instruments (in thousands) as of July 25, 2010, and October 25, 2009, were as follows:

	Location on Consolidated	Fair Value (1)
	Statement of Financial Position	July 25, 2010	October 25, 2009
Asset Derivatives:
Derivatives Designated as Hedges:
Commodity contracts	Other current assets	$21,322	$25,159

Derivatives Not Designated as Hedges:
Commodity contracts	Other current assets	262	(3,702)

Foreign exchange contracts	Other current assets	8	0

Total Asset Derivatives		$21,592	$21,457

Liability Derivatives:
Derivatives Designated as Hedges:
Commodity contracts	Accounts payable	$10,251	$17,563

Total Liability Derivatives		$10,251	$17,563

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

Derivative Gains and Losses:  Gains or losses (before tax, in thousands) related to the Company’s derivative instruments for the third quarter ended July 25, 2010, and July 26, 2009, were as follows:

	Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss (AOCL) (Effective Portion) (1)		Location on	Gain/(Loss) Reclassified from AOCL into Earnings (Effective Portion) (1)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (3)
	Three Months Ended		Consolidated	Three Months Ended		Three Months Ended
Cash Flow Hedges:	July 25, 2010	July 26, 2009	Statement of Operations	July 25, 2010	July 26, 2009	July 25, 2010	July 26, 2009
Commodity contracts	$2,914	$(5,341)	Cost of products sold	$(6,444)	$(13,831)	$1,205	$1,363

	Location on	Gain/(Loss) Recognized in Earnings (Effective Portion) (4)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (5)
	Consolidated	Three Months Ended		Three Months Ended
Fair Value Hedges:	Statement of Operations	July 25, 2010	July 26, 2009	July 25, 2010	July 26, 2009

Commodity contracts	Cost of products sold	$(773)	$11,333	$12	$(118)

	Location on	Gain/(Loss) Recognized in Earnings
	Consolidated	Three Months Ended
Derivatives Not Designated as Hedges:	Statement of Operations	July 25, 2010	July 26, 2009

Commodity contracts	Cost of products sold	$(131)	$(154)

Foreign exchange contracts	Net sales	$42	$0

	Interest and investment income	$0	$(141)

Derivative Gains and Losses:  Gains or losses (before tax, in thousands) related to the Company’s derivative instruments for the nine months ended July 25, 2010, and July 26, 2009, were as follows:

	Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss (AOCL) (Effective Portion) (1)		Location on	Gain/(Loss) Reclassified from AOCL into Earnings (Effective Portion) (1)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (3)
	Nine Months Ended		Consolidated	Nine Months Ended		Nine Months Ended
Cash Flow Hedges:	July 25, 2010	July 26, 2009	Statement of Operations	July 25, 2010	July 26, 2009	July 25, 2010	July 26, 2009
Commodity contracts	$(14,070)	$(22,205)	Cost of products sold	$(24,312)	$(38,131)	$1,239	$810

	Location on	Gain/(Loss) Recognized in Earnings (Effective Portion) (4)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (5)
	Consolidated	Nine Months Ended		Nine Months Ended
Fair Value Hedges:	Statement of Operations	July 25, 2010	July 26, 2009	July 25, 2010	July 26, 2009
Commodity contracts	Cost of products sold	$(2,121)	$48,949	$123	$(2,386)

	Location on	Gain/(Loss) Recognized in Earnings
	Consolidated	Nine Months Ended
Derivatives Not Designated as Hedges:	Statement of Operations	July 25, 2010	July 26, 2009
Commodity contracts	Cost of products sold	$(37)	$239

Foreign exchange contracts	Net sales	$42	$0

	Interest and investment income	$0	$(141)

(1)	Amounts represent gains or losses in AOCL before tax. See Note F — Comprehensive Income for the after tax impact of these gains or losses on net earnings.
(2)	There were no gains or losses excluded from the assessment of hedge effectiveness during the third quarter or nine months.
(3)	There were no gains or losses resulting from the discontinuance of cash flow hedges during the third quarter or nine months.
(4)	Losses on commodity contracts designated as fair value hedges were offset by a corresponding gain on the underlying hedged purchase commitment.
(5)	There were no gains or losses recognized as a result of a hedged firm commitment no longer qualifying as a fair value hedge during the third quarter or nine months.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of July 25, 2010, and October 25, 2009, and their level within the fair value hierarchy, are presented in the tables below.

	Fair Value Measurements at July 25, 2010
(in thousands)	Fair Value at July 25, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Cash equivalents (1)	$290,411	$290,411	$—	$—
Short-term marketable securities (2)	50,214	807	49,407	—
Other trading securities (3)	106,690	48,046	58,644	—
Commodity derivatives (4)	5,900	5,900	—	—
Foreign exchange contracts (5)	8	—	8	—
Total Assets at Fair Value	$453,223	$345,164	$108,059	$—

Liabilities at Fair Value:
Commodity derivatives (4)	$10,251	$—	$10,251	$—
Deferred compensation (3)	38,049	10,696	27,353	—
Total Liabilities at Fair Value	$48,300	$10,696	$37,604	$—

	Fair Value Measurements at October 25, 2009
(in thousands)	Fair Value at October 25, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Cash equivalents (1)	$290,476	$290,476	$—	$—
Other trading securities (3)	103,801	49,608	54,193	—
Commodity derivatives (4)	6,776	6,776	—	—
Total Assets at Fair Value	$401,053	$346,860	$54,193	$—

Liabilities at Fair Value:
Commodity derivatives (4)	$17,563	$—	$17,563	$—
Deferred compensation (3)	38,786	10,670	28,116	—
Total Liabilities at Fair Value	$56,349	$10,670	$45,679	$—

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

(4)                                 The Company’s commodity derivatives represent futures contracts and swaps used in its hedging programs to offset price fluctuations associated with purchases of corn, soybean meal, and natural gas, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The Company’s futures contracts for corn and soybean meal are traded on the Chicago Board of Trade (CBOT), while futures contracts for lean hogs and bellies are traded on the Chicago Mercantile Exchange.  These are active markets with quoted prices available and therefore the futures contracts are classified as Level 1.  The Company’s corn and soybean meal swaps settle based on quoted prices from the CBOT, while natural gas swaps are settled based on quoted prices from the New York Mercantile Exchange.  As the swaps settle based on quoted market prices, but are not held directly with the exchange, the swaps are classified as Level 2.  All derivatives are reviewed for potential credit risk and risk of nonperformance.  The Company nets its derivative assets and liabilities, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract.  The net balance for each arrangement is included in other current assets or accounts payable, as appropriate, in the Consolidated Statements of Financial Position.  As of July 25, 2010, the Company has recognized the obligation to return cash collateral of $15.7 million to various counterparties.  As of October 25, 2009, the Company had recognized the right to reclaim cash collateral of $2.2 million from, and the obligation to return cash collateral of $16.9 million to, various counterparties.

(5)                                 The Company periodically uses foreign currency contracts to hedge the impact of fluctuations in exchange rates on certain transactions denominated in foreign currencies.  As there is an active market for these currencies, and the fair value of the contracts is calculated using exchange rates and forward rates obtained from a third-party pricing source, the contracts are classified as Level 2.

The Company’s financial assets and liabilities also include cash, accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value.  The Company does not carry its long-term debt at fair value in its Consolidated Statements of Financial Position.  Based on borrowing rates available to the Company for long-term financing with similar terms and average maturities, the fair value of long-term debt (including current maturities), utilizing discounted cash flows, was $369.6 million as of July 25, 2010, and $383.5 million as of October 25, 2009.

As discussed in Note A, the FASB allowed deferral of the provisions of ASC 820 for one year for nonfinancial assets and liabilities measured at fair value that are recognized or disclosed on a nonrecurring basis.  Pursuant to this allowed deferral, the Company adopted the provisions of ASC 820 at the beginning of fiscal 2010 for its nonfinancial assets and liabilities.  During the second quarter of fiscal 2010, the Company made the decision to close its Valley Fresh plant in Turlock, California.  The facilities in that location were evaluated during that process and the Company recorded a pretax charge of $6.6 million to reduce the property, plant and equipment to its current estimated fair value.  During the nine months ended July 25, 2010, there were no other material remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

NOTE J                                                    PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic benefit cost for pension and other post-retirement benefit plans consists of the following:

	Pension Benefits
	Three Months Ended		Nine Months Ended
(in thousands)	July 25, 2010	July 26, 2009	July 25, 2010	July 26, 2009
Service cost	$5,404	$4,530	$16,187	$13,563
Interest cost	11,957	11,788	35,545	35,405
Expected return on plan assets	(13,521)	(13,074)	(40,565)	(39,222)
Amortization of prior service cost	(149)	(154)	(447)	(451)
Recognized actuarial loss	4,128	1,291	11,889	3,965
Settlement charge	—	2,569	1,267	6,788
Curtailment charge	—	—	55	—
Net periodic cost	$7,819	$6,950	$23,931	$20,048

	Post-retirement Benefits
	Three Months Ended		Nine Months Ended
(in thousands)	July 25, 2010	July 26, 2009	July 25, 2010	July 26, 2009
Service cost	$590	$553	$1,778	$1,657
Interest cost	4,998	5,583	15,124	16,749
Amortization of prior service cost	1,009	1,376	3,161	4,129
Recognized actuarial loss (gain)	628	(210)	1,794	(630)
Net periodic cost	$7,225	$7,302	$21,857	$21,905

During the third quarter of fiscal 2010, the Company made discretionary contributions of $20.2 million to fund its pension plans.  In the second quarter of fiscal year 2010, coincident with the Company’s decision to close its Turlock, California facility, it also commenced the process to terminate the defined benefit pension plan for the employees at that facility.  The fiscal 2010 settlement and curtailment charges noted above related to that plan termination.

NOTE K                                                  INCOME TAXES

The amount of unrecognized tax benefits, including interest and penalties, at July 25, 2010, recorded in other long-term liabilities was $39.0 million, of which $29.5 million would impact the Company’s effective tax rate if recognized.  The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense, with $0.5 million and $0.9 million included in expense in the third quarter and nine months, respectively, of fiscal 2010.  The amount of accrued interest and penalties at July 25, 2010, associated with unrecognized tax benefits was $11.9 million.

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

New health care laws enacted during fiscal year 2010 resulted in a change in the tax treatment of Medicare Part D subsidies received by the Company, and required a reduction in the related deferred tax assets recorded by the Company related to those subsidies.  As a result, the Company recorded a $7.1 million charge to income tax expense during the second quarter of fiscal 2010, primarily related to these new health care laws.

NOTE L                                                   SEGMENT REPORTING

The Company develops, processes, and distributes a wide array of food products in a variety of markets.  The Company reports its results in the following five segments: Grocery Products, Refrigerated Foods, Jennie-O Turkey Store, Specialty Foods, and All Other.

The Grocery Products segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market.  This segment also includes the results from the Company’s MegaMex Foods, LLC (MegaMex) joint venture.

The Refrigerated Foods segment includes the Hormel Refrigerated operating segment and the Affiliated Business Units.  This segment consists primarily of the processing, marketing, and sale of branded and unbranded pork and beef products for retail, foodservice, and fresh product customers.  The Affiliated Business Units include the Farmer John, Burke Corporation, Dan’s Prize, Saag’s Products, Inc., and Precept Foods businesses.  Precept Foods, LLC, is a 51 percent owned joint venture between Hormel Foods Corporation and Cargill Meat Solutions Corporation, a wholly-owned subsidiary of Cargill, Incorporated.

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

The All Other segment includes the Hormel Foods International operating segment, which manufactures, markets, and sells Company products internationally.  This segment also includes the results from the Company’s international joint ventures and miscellaneous corporate sales.

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

	Three Months Ended		Nine Months Ended
(in thousands)	July 25, 2010	July 26, 2009	July 25, 2010	July 26, 2009
Sales to Unaffiliated Customers
Grocery Products	$235,034	$209,012	$753,343	$692,639
Refrigerated Foods	950,075	847,578	2,735,847	2,579,064
Jennie-O Turkey Store	295,862	295,381	908,364	890,165
Specialty Foods	187,065	167,203	570,941	519,679
All Other	62,415	55,266	189,185	177,022
Total	$1,730,451	$1,574,440	$5,157,680	$4,858,569

Intersegment Sales
Grocery Products	$0	$0	$0	$0
Refrigerated Foods	2,346	1,898	6,156	5,813
Jennie-O Turkey Store	30,151	24,145	78,458	73,114
Specialty Foods	38	48	92	151
All Other	0	0	0	0
Total	$32,535	$26,091	$84,706	$79,078
Intersegment elimination	(32,535)	(26,091)	(84,706)	(79,078)
Total	$0	$0	$0	$0

Net Sales
Grocery Products	$235,034	$209,012	$753,343	$692,639
Refrigerated Foods	952,421	849,476	2,742,003	2,584,877
Jennie-O Turkey Store	326,013	319,526	986,822	963,279
Specialty Foods	187,103	167,251	571,033	519,830
All Other	62,415	55,266	189,185	177,022
Intersegment elimination	(32,535)	(26,091)	(84,706)	(79,078)
Total	$1,730,451	$1,574,440	$5,157,680	$4,858,569

Segment Operating Profit
Grocery Products	$25,596	$33,215	$112,788	$116,527
Refrigerated Foods	64,539	58,291	190,250	155,731
Jennie-O Turkey Store	30,664	15,920	96,100	61,847
Specialty Foods	19,703	16,488	60,841	47,237
All Other	4,823	4,664	16,678	17,936
Total segment operating profit	$145,325	$128,578	$476,657	$399,278

Net interest and investment income	(6,183)	(553)	(17,452)	(3,951)
General corporate expense	(5,705)	(9,974)	(25,459)	(28,018)
Noncontrolling interest	994	926	2,729	2,435

Earnings before income taxes	$134,431	$118,977	$436,475	$369,744

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

The Company earned $0.63 per diluted share in the third quarter of fiscal 2010, an increase of 10.5 percent compared to $0.57 per diluted share in the third quarter of fiscal 2009.  Significant factors impacting the quarter were:

•                  Jennie-O Turkey Store reported a substantial profit increase, resulting from operational efficiencies achieved throughout the business.

•                  Refrigerated Foods profits increased significantly due to continued strong cutout margins in its pork operations.

•                  Grocery Products profit results were negatively impacted by higher raw material costs for core product lines.

•                  Specialty Foods profits improved, driven by strong contract packaging volumes and increased sales of private label canned items.

•                  Net interest and investment income showed notable declines due to lower returns on the Company’s rabbi trust investments.

Consolidated Results

Net earnings attributable to the Company for the third quarter of fiscal 2010 increased 10.6 percent to $85.4 million compared to $77.2 million in the same quarter of fiscal 2009.  Diluted earnings per share for the third quarter increased to $0.63 from $0.57 last year.  Adjusted net earnings attributable to the Company for the first nine months of fiscal 2010 increased 20.5 percent to $287.8 million, from $238.9 million in fiscal 2009.  Adjusted diluted earnings per share for the same period increased 21.0 percent to $2.13 compared to $1.76 last year.  On a U.S. GAAP basis, net earnings attributable to the Company for the first nine months of fiscal 2010 increased 14.9 percent to $274.4 million, from $238.9 million in fiscal 2009.  U.S. GAAP diluted earnings per share for the same period increased 15.3 percent to $2.03 compared to $1.76 last year.

The non-GAAP adjusted net earnings financial measurements are provided to assist investors and other readers of the Company’s financial statements in better understanding the Company’s operating performance by excluding the impact of certain non-recurring items affecting comparability.  Non-GAAP measurements are not intended to be a substitute for U.S. GAAP measurements in analyzing financial performance.  These non-GAAP measurements are not in accordance with any generally accepted accounting principles and may be different from non-GAAP measurements used by other companies.

Adjusted net earnings for the nine months excludes charges of $6.3 million ($0.05 per diluted share) related to the closing of the Company’s Valley Fresh plant in Turlock, California, and an income tax charge of $7.1 million ($0.05 per diluted share) primarily from the change in tax treatment of Medicare Part D subsidies by the new health care laws enacted.  Both charges were incurred in the second quarter of fiscal 2010.  The following tables show the calculations to reconcile from adjusted earnings to U.S. GAAP earnings.

(in thousands) Nine Months ended July 25, 2010	Adjusted Earnings	Valley Fresh Plant Closure	Tax items primarily related to health care laws	U.S. GAAP Earnings
Earnings before income taxes	$446,208	$(9,733)	$—	$436,475
Income taxes	(155,642)	3,455	(7,120)	(159,307)
Net earnings	$290,566	$(6,278)	$(7,120)	$277,168

Net earnings attributable to Hormel Foods Corporation	$287,837	$(6,278)	$(7,120)	$274,439

Diluted net earnings per share	$2.13	$(0.05)	$(0.05)	$2.03

Net sales for the third quarter of fiscal 2010 increased 9.9 percent to $1.73 billion, versus $1.57 billion in fiscal 2009.  Tonnage increased 2.2 percent to 1.12 billion lbs. for the third quarter compared to 1.10 billion lbs. in the same quarter of last year.  Net sales for the first nine months of fiscal 2010 increased 6.2 percent to $5.16 billion from $4.86 billion in the first nine months of fiscal 2009.  Tonnage for the nine months increased 2.2 percent to 3.46 billion lbs. compared to 3.38 billion lbs. in 2009.  All five segments of the Company again reported improved net sales results for the third quarter and first nine months of fiscal 2010, compared to the prior year.  Value-added sales have continued to strengthen across the Company during fiscal 2010, partially attributable to successful new item introductions and additional distribution gained on key product lines.  Investments in advertising during fiscal 2010 have also benefited sales results for both Hormel and Jennie-O Turkey Store branded product lines, and this growth is expected to continue through the remainder of fiscal 2010 as additional campaigns are planned.  Sales generated by the Company’s MegaMex joint venture and the Country Crock® side dish acquisition also continued to enhance the  top-line results.

Gross profit for the third quarter and first nine months of fiscal 2010 was $284.9 million and $883.8 million, respectively, compared to $260.3 million and $794.7 million for the same periods last year.  Gross profit as a percentage of net sales for the third quarter remained flat compared to the prior year at 16.5 percent, but increased for the first nine months of fiscal 2010 to 17.1 percent, from 16.4 percent for the comparable nine months of fiscal 2009.  Gross profit for the nine months of fiscal 2010 includes a charge of $9.7 million incurred during the second quarter related to the closing of the Company’s Valley Fresh plant.  Jennie-O Turkey Store again reported substantial margin growth over fiscal 2009, generated primarily by operational improvements throughout the business.  Favorable commodity meat and whole bird pricing, as well as lower feed costs, also contributed to margin gains over the prior year.  Hog costs remained high during the third quarter, but were offset by ongoing favorable cutout margins in the Company’s pork operations.  Margins for the Company’s value-added businesses continued to be constricted by the higher input costs, most notably in Refrigerated Foods and on pork-based items within Grocery Products.  Shipping and handling expenses have also increased throughout fiscal 2010.  The higher input costs continue to be a concern entering the fourth quarter, and may negatively impact results if cutout margins do not remain as favorable as in recent quarters.  Notable margin improvement has continued for the Specialty Foods segment during both the third quarter and nine months of fiscal 2010, primarily due to improved contract packaging volumes at Century Foods International.

Selling, general and administrative expenses for the third quarter and first nine months of fiscal 2010 were $146.5 million and $438.8 million, respectively, compared to $142.0 million and $424.4 million last year.  As a percentage of net sales, selling, general and administrative expenses for both the third quarter and first nine months decreased to 8.5 percent, compared to 9.0 percent and 8.7 percent for the prior year third quarter and nine months, respectively.  Investments in media campaigns supporting the Hormel and Jennie-O Turkey Store brands have been the primary driver of the increased expense during the current year, and advertising expenses for the full 2010 fiscal year are expected to significantly exceed fiscal 2009 levels.  Higher expenses related to travel and professional services have also been experienced by the Company during fiscal 2010 compared to the prior year.  The Company expects overall selling, general and administrative expenses to be approximately 8.8 percent of net sales for the remainder of fiscal 2010, primarily due to additional advertising planned for the fourth quarter.

Equity in earnings of affiliates was $2.2 million and $9.0 million for the third quarter and first nine months, respectively, compared to $1.2 million and $3.4 million last year.  Favorable results from the Company’s 50 percent owned MegaMex joint venture have generated the increase for both the third quarter and nine months of fiscal 2010 compared to the prior year.

The effective tax rate for the third quarter and first nine months of fiscal 2010 was 35.8 and 36.5 percent, respectively, compared to 34.4 and 34.7 percent for the comparable quarter and nine months of fiscal 2009.  The higher rate for both the third quarter and first nine months of fiscal 2010 is primarily related to a change in the tax treatment of Medicare Part D subsidies, resulting from new health care laws recently enacted.  The lower rates in fiscal 2009 also reflected higher returns on the Company’s rabbi trust investments compared to the current year, which are not taxable.  The Company expects a full-year effective tax rate between 36.0 and 37.0 percent for fiscal 2010.

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

	Three Months Ended			Nine Months Ended
(in thousands)	July 25, 2010	July 26, 2009	% Change	July 25, 2010	July 26, 2009	% Change
Net Sales
Grocery Products	$235,034	$209,012	12.5	$753,343	$692,639	8.8
Refrigerated Foods	950,075	847,578	12.1	2,735,847	2,579,064	6.1
Jennie-O Turkey Store	295,862	295,381	0.2	908,364	890,165	2.0
Specialty Foods	187,065	167,203	11.9	570,941	519,679	9.9
All Other	62,415	55,266	12.9	189,185	177,022	6.9
Total	$1,730,451	$1,574,440	9.9	$5,157,680	$4,858,569	6.2

Segment Operating Profit
Grocery Products	$25,596	$33,215	(22.9)	$112,788	$116,527	(3.2)
Refrigerated Foods	64,539	58,291	10.7	190,250	155,731	22.2
Jennie-O Turkey Store	30,664	15,920	92.6	96,100	61,847	55.4
Specialty Foods	19,703	16,488	19.5	60,841	47,237	28.8
All Other	4,823	4,664	3.4	16,678	17,936	(7.0)

Total segment operating profit	$145,325	$128,578	13.0	$476,657	$399,278	19.4
Net interest and investment income	(6,183)	(553)	(1,018.1)	(17,452)	(3,951)	(341.7)
General corporate expense	(5,705)	(9,974)	42.8	(25,459)	(28,018)	9.1
Noncontrolling interest	994	926	7.3	2,729	2,435	12.1

Earnings before income taxes	$134,431	$118,977	13.0	$436,475	$369,744	18.0

Grocery Products

The Grocery Products segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market.  This segment also includes the results from the Company’s MegaMex Foods, LLC (MegaMex) joint venture.

Grocery Products net sales increased 12.5 percent and 8.8 percent for the third quarter and first nine months of fiscal 2010, respectively, compared to the same fiscal 2009 periods.  Tonnage increased 16.2 percent for the third quarter and 11.7 percent for the first nine months compared to the prior year.  Sales results for the new MegaMex joint venture continued to drive the top-line results for this segment.  The incremental sales of Mexican products gained through this joint venture have more than compensated for the discontinued sales of Carapelli olive oil and declines in other core product lines.  Excluding both the new MegaMex sales and the discontinued Carapelli sales, net sales for Grocery Products increased 1.9 percent and 1.5 percent for the third quarter and nine months, respectively, compared to fiscal 2009.

Sales results for other key items within Grocery Products were mixed during the third quarter.  Sales of Hormel chili, Hormel Mary Kitchen hash, and bacon toppings increased compared to the third quarter of the prior year.  Offsetting those gains were declines in other core lines, including the SPAM family of products, Dinty Moore stews, and Hormel Compleats microwave meals.

Segment profit for Grocery Products decreased 22.9 percent for the third quarter and 3.2 percent for the first nine months of fiscal 2010, compared to fiscal 2009.  Adjusted segment profit for Grocery Products for the first nine months of fiscal 2010 increased 5.1 percent compared to the prior year, which excludes a non-recurring charge of $9.7 million related to the closing of the Company’s Valley Fresh plant incurred during the second quarter (see table below).  As anticipated, higher raw material costs persisted throughout the third quarter and negatively impacted margin results.  Lower profitability was most notable for bacon toppings, the SPAM family of products, and chunk meat items.  Shipping and handling expenses have also increased throughout fiscal 2010.  Improved profitability on chili and positive equity in earnings results from the MegaMex joint venture partially offset the higher costs during the quarter.

The following table shows the calculation to reconcile from adjusted segment profit to U.S. GAAP segment profit for Grocery Products.

(in thousands)	Adjusted Segment Profit	Valley Fresh Plant Closure	U.S. GAAP Segment Profit
Grocery Products Segment Profit
Nine months ended July 25, 2010	$122,521	$(9,733)	$112,788

The Company expects margin pressure to continue for Grocery Products due to high raw material costs throughout the remainder of the fiscal year, which may create difficult profit comparisons for the fourth quarter compared to fiscal 2009.   The Company continues to evaluate pricing initiatives as an option to improve margins for this segment going forward.

Refrigerated Foods

The Refrigerated Foods segment includes the Hormel Refrigerated operating segment and the Affiliated Business Units.  This segment consists primarily of the processing, marketing, and sale of branded and unbranded pork and beef products for retail, foodservice, and fresh product customers.  The Affiliated Business Units include the Farmer John, Burke Corporation, Dan’s Prize, Saag’s Products, Inc., and Precept Foods businesses.  Precept Foods, LLC, is a 51 percent owned joint venture between Hormel Foods Corporation and Cargill Meat Solutions Corporation, a wholly-owned subsidiary of Cargill, Incorporated.

Net sales for the Refrigerated Foods segment increased 12.1 percent and 6.1 percent for the third quarter and first nine months of fiscal 2010, respectively, compared to the same periods of fiscal 2009.  Tonnage increased 0.4 percent for the third quarter and remained flat for the first nine months, compared to last year.  Both retail and foodservice sales strengthened during the quarter.  The new Hormel brand advertising campaign that started during the second quarter continued to benefit top-line results.

Segment profit for Refrigerated Foods increased 10.7 percent and 22.2 percent for the third quarter and first nine months of fiscal 2010, respectively, compared to the prior year.  The Company processed 2.22 million hogs during the third quarter, which decreased from 2.27 million in the prior year.  Strong cutout margins continued throughout the third quarter, resulting in significant profit gains for the Company’s pork operations compared to fiscal 2009.  However, a lower hog supply and increased demand kept pork primal costs at an elevated level, which reduced margins for this segment’s value-added businesses and partially offset the gains achieved in operations.  Recent pricing initiatives were also able to mitigate a portion of the higher input costs.

The Company’s continued focus on value-added sales growth was again evident in the third quarter.  In the Meat Products business unit, sales of Hormel party trays and Lloyd’s barbeque products were strong, and new items such as snack “Stix” and “Minis” continued to drive sales of Hormel pepperoni.  Sales of retail pork items, such as Hormel Always Tender and Hormel Natural Choice fresh pork also showed improvement over the prior year.  The Foodservice business unit was also successful in growing branded value-added product sales during the third quarter, with notable gains over the prior year reported for Natural Choice deli meats, Austin Blues barbeque products, Café h ethnic products, and pizza toppings.  The Affiliated Business Units also reported a net sales increase for the third quarter, with the largest gains attributable to the Farmer John and Precept Foods businesses.

This segment also continues to benefit from the integration of the recently acquired Country Crock® chilled side dish business.  Efforts to capture synergies and to co-market the side dishes as a complement to the Company’s Hormel refrigerated entrées and Lloyd’s barbeque product lines have been successful, with results meeting expectations to date.  Country Crock® remains a registered trademark of the Unilever Group of Companies and is being used under license.

The Company expects pork raw material costs to remain high entering the fourth quarter, driven by reduced harvest levels, lower inventories, and increased demand.  Cutout margins have remained strong thus far, but may not remain as favorable beyond the short-term, which could reduce margins for Refrigerated Foods.  Additional pricing initiatives may alleviate some of the margin pressure, but will likely impact volumes for the remainder of the fiscal year.

Jennie-O Turkey Store

The Jennie-O Turkey Store (JOTS) segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for retail, foodservice, and fresh product customers.

JOTS net sales increased 0.2 percent and 2.0 percent for the third quarter and the first nine months of fiscal 2010, respectively, versus the comparable periods of fiscal 2009.  As expected, tonnage decreased 5.7 percent for the third quarter and 0.3 percent for the first nine months, compared to fiscal 2009 results.  Year to date for fiscal 2010, improved value-added sales have offset declines in commodity and whole bird sales.  Overall, value-added sales have increased 7.1 percent and 5.2 percent for the third quarter and nine months, respectively, compared to fiscal 2009.

JOTS has continued to experience excellent profitability throughout fiscal 2010, with segment profit up 92.6 percent for the third quarter and 55.4 percent for the first nine months, compared to the prior year.  Operating efficiencies achieved across all areas of the business continued to drive the profitability gains, including improvements throughout the entire supply chain, as well as reduced production costs.  Despite reduced tonnage, higher commodity meat and whole bird pricing has also increased margins on a year-over-year basis.  Feed costs were favorable during the third quarter, which also contributed to the improved profitability for JOTS compared to fiscal 2009.

JOTS has continued to build momentum across its value-added businesses during fiscal 2010, with the third quarter again showing growth in all three of the retail, deli, and foodservice business units.  Sales of Jennie-O Turkey Store rotisserie deli products and retail tray pack items remained particularly strong.  Significant investments in media campaigns were made to support the Jennie-O Turkey Store brand during the third quarter, and additional initiatives are planned for the fourth quarter which should continue to enhance sales results.

Entering the fourth quarter, production cuts taken in prior quarters have returned the industry to a much improved balance between supply and demand, and have significantly improved commodity turkey prices.  These market conditions are expected to remain throughout the end of 2010.  However, recent grain price volatility continues to be a concern.  Based on current conditions, the Company anticipates substantial year over year growth for JOTS through the end of the fiscal year.

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

Specialty Foods net sales increased 11.9 percent for the third quarter and 9.9 percent for the first nine months of fiscal 2010, respectively, compared to the same periods of fiscal 2009.  Tonnage increased 11.7 percent for the third quarter and 6.9 percent for the first nine months, compared to the prior year.  Specialty Foods segment profit increased 19.5 percent in the third quarter and 28.8 percent for the first nine months, compared to fiscal 2009 results.

All three operating segments within Specialty Foods have contributed to the improved sales and profit results throughout fiscal 2010.  During the third quarter, CFI continued to report the largest year-over-year gains, driven by increased contract packaging volumes for sports nutrition products and ready-to-drink items.  HSP also experienced strong sales of private label canned items, but increased raw material costs reduced margins for this business.  DCB growth was more modest for the quarter, as increased sales of sugar items and liquid portion products were partially offset by declines in nutritional food products.

Entering the fourth quarter, sales of private label canned products are expected to remain strong.  CFI’s contract packaging is also expected to continue its momentum through the remainder of the fiscal year.  However, continued high input costs are negatively impacting margins and the competitive pricing environment remains a concern.

All Other

The All Other segment includes the Hormel Foods International (HFI) operating segment, which manufactures, markets, and sells Company products internationally.  This segment also includes the results from the Company’s international joint ventures and miscellaneous corporate sales.

All Other net sales increased 12.9 percent and 6.9 percent for the third quarter and first nine months of fiscal 2010, respectively, as compared to fiscal 2009.  Strong export sales of HFI consumer products, especially the SPAM family of products, were able to offset continued weak fresh pork export sales.  Segment profit increased 3.4 percent for the third quarter and decreased 7.0 percent for the first nine months of fiscal 2010, respectively, compared to prior year results.  As expected, raw material costs remained high and demand continued to be weak in our key export markets during the third quarter, which reduced our pork export margins.  These market conditions will likely be a concern throughout the remainder of the fiscal year.  The Company’s international joint ventures also reported lower profit results overall compared to the prior year.  Favorable currencies, reduced expenses, improved margins on consumer products, and increased profits for the Company’s China operations were able to offset the higher costs, resulting in a slight profit increase for the third quarter compared to fiscal 2009.

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

Net interest and investment income for the third quarter and first nine months of fiscal 2010 represented a net expense of $6.2 million and $17.5 million, respectively, compared to a net expense of $0.6 million and $4.0 million for the comparable quarter and nine months of fiscal 2009.  The increased net expense for fiscal 2010 primarily represents lower returns on the Company’s rabbi trust for supplemental executive retirement plans and deferred income plans, as the Company has transitioned the majority of this portfolio to more fixed return investments to reduce the exposure to volatility in equity markets.  The higher fiscal 2010 expense is also due to increased amortization related to the Company’s affordable housing investments.  Additionally, fiscal 2009 results for the nine months included a $3.6 million pretax gain recognized on the dissolution of the Company’s Carapelli USA, LLC joint venture.  Interest expense of $19.6 million for the first nine months of fiscal 2010 has decreased from $21.3 million in the prior year due to outstanding borrowings against the Company’s line of credit during fiscal 2009.  The Company anticipates that interest expense will approximate $26.0 million for fiscal 2010.

General corporate expense for the third quarter and first nine months of fiscal 2010 was $5.7 million and $25.5 million, respectively, compared to $10.0 million and $28.0 million for the comparable periods of fiscal 2009.  Lower expenses for the third quarter primarily represent decreased medical and employee compensation related costs compared to the prior year.

Net earnings attributable to the Company’s noncontrolling interests were $1.0 million and $2.7 million for the third quarter and nine months of fiscal 2010, compared to $0.9 million and $2.4 million, respectively, for the comparable periods of fiscal 2009.  The increases for fiscal 2010 primarily reflect improved performance from the Company’s Precept Foods business.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions that was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 25, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $376.9 million at the end of the third quarter of fiscal year 2010 compared to $295.1 million at the end of the comparable fiscal 2009 period.

Cash provided by operating activities was $271.6 million in the first nine months of fiscal 2010 compared to $332.1 million in the same period of fiscal 2009.  Increased earnings in fiscal 2010 have significantly improved operating cash flows compared to the prior year.  However, unfavorable changes in working capital balances, primarily increased accounts receivable and inventory balances compared to fiscal 2009, have more than offset the cash provided by earnings.  Additionally, the Company made a discretionary contribution of $20.2 million in the third quarter of fiscal 2010 to fund its pension plans, compared to a contribution of $55.0 million in the third quarter of fiscal 2009.

Cash used in investing activities increased to $169.5 million in the first nine months of fiscal 2010 from $60.2 million in the comparable period of fiscal 2009.  Fiscal 2010 includes a $50.0 million investment in marketable securities during the second quarter.  Other significant outflows for fiscal 2010 include the acquisition of the Country Crock® chilled side dish line and the Company’s investment in the MegaMex joint venture.  Fixed asset expenditures in the first nine months of fiscal 2010 have declined to $63.8 million from $71.0 million in the comparable period of fiscal 2009.  The Company currently estimates its fiscal 2010 fixed asset expenditures to be approximately $90.0 million.

Cash used in financing activities was $110.5 million in the first nine months of fiscal 2010 compared to $131.6 million in the same period of fiscal 2009.  The Company used $53.2 million for common stock repurchases in first nine months of fiscal 2010, compared to $13.9 million in the same period of the prior year.  For additional information pertaining to the Company’s share repurchase plans or programs, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”  The increased outflows related the share repurchases were offset by additional cash flows of $21.1 million generated by the Company’s stock option plan during the current year, as well as a $40.0 million payment on short-term debt and a distribution to the Company’s noncontrolling interest in fiscal 2009, both of which did not reoccur in fiscal 2010.

Cash dividends paid to the Company’s shareholders also continue to be a significant financing activity for the Company.  Dividends paid in the first nine months of 2010 were $81.4 million compared to $75.9 million in the comparable period of fiscal 2009.  For fiscal 2010, the annual dividend rate was increased to $0.84 per share, representing the 44th consecutive annual dividend increase.  The Company has paid dividends for 328 consecutive quarters and expects to continue doing so.

The Company is required, by certain covenants in its debt agreements, to maintain specified levels of financial ratios and balance sheet position.  At the end of the third quarter of fiscal 2010, the Company was in compliance with all of these debt covenants.  The Company’s long-term debt of $350.0 million was reclassified to current maturities during the third quarter of fiscal 2010, and is scheduled to be repaid during the third quarter of fiscal 2011.

Cash flow from operating activities provides the Company with its principal source of liquidity.  The Company does not anticipate a significant risk to cash flow from this source in the foreseeable future because the Company operates in a relatively stable industry and has strong products across many product lines.  The Company’s prior revolving credit facility of $200.0 million was replaced with a new revolving credit facility of $300.0 million, effective May 25, 2010.

The Company has maintained a very strong cash position throughout fiscal 2010.  The Company’s priorities remain investing in the business and returning value to its shareholders, as evidenced by a consistent history of dividend increases.  Timing of projects has caused capital spending to be lower than expected to date for fiscal year 2010, but it is likely to return to more normalized levels in upcoming quarters.  Additional share repurchases and strategic acquisitions to complement existing product portfolios always remain as options being considered as a use of free cash flows.

Contractual Obligations and Commercial Commitments

The Company records income taxes in accordance with the provisions of ASC 740, Income Taxes.  The Company is unable to determine its contractual obligations by year related to this pronouncement, as the ultimate amount or timing of settlement of its reserves for income taxes cannot be reasonably estimated.  The total liability for unrecognized tax benefits, including interest and penalties, at July 25, 2010, was $39.0 million.

There have been no other material changes to the information regarding the Company’s future contractual financial obligations that was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 25, 2009.

Off-Balance Sheet Arrangements

The Company currently provides a renewable standby letter of credit for $4.8 million to guarantee obligations that may arise under workers’ compensation claims of an affiliated party.  This potential obligation is not reflected in the Company’s Consolidated Statement of Financial Position.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Hog Markets:  The Company’s earnings are affected by fluctuations in the live hog market.  To minimize the impact on earnings, and to ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 10 years.  Purchased hogs under contract accounted for 94 percent and 92 percent of the total hogs purchased by the Company during the first nine months of fiscal 2010 and 2009, respectively.  The majority of these contracts use market-based formulas based on hog futures, hog primal values, or industry reported hog markets.  Under normal, long-term market conditions, changes in the cash hog market are offset by proportional changes in primal values.  Therefore, a hypothetical 10 percent change in the cash hog market would have had an immaterial effect on the Company’s results of operations.

Certain procurement contracts allow for future hog deliveries (firm commitments) to be forward priced.  The Company generally hedges these firm commitments by using hog futures contracts.  These futures contracts are designated and accounted for as fair value hedges.  The change in the market value of such futures contracts is highly effective at offsetting changes in price movements of the hedged item, and the Company evaluates the effectiveness of the contracts on a regular basis.  Changes in the fair value of the futures contracts, along with the gain or loss on the firm commitment, are marked-to-market through earnings and are recorded on the Consolidated Statement of Financial Position as a current asset and liability, respectively.  The fair value of the Company’s open futures contracts as of July 25, 2010, was $(4.4) million compared to $(1.8) million as of October 25, 2009.

The Company measures its market risk exposure on its hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in market prices.  A 10 percent increase in market prices would have negatively impacted the fair value of the Company’s July 25, 2010, open contracts by $8.2 million, which in turn would lower the Company’s future cost of purchased hogs by a similar amount.

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

To reduce the Company’s exposure to changes in grain prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future direct grain purchases.  This program utilizes corn and soybean meal futures and swaps, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value with an unrealized loss of $0.9 million, before tax, on the Consolidated Statement of Financial Position as of July 25, 2010, compared to an unrealized loss of $3.0 million, before tax, as of October 25, 2009.

The Company measures its market risk exposure on its grain futures contracts and swaps using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain.  A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s July 25, 2010, open grain contracts by $16.0 million, which in turn would lower the Company’s future cost on purchased grain by a similar amount.

Natural Gas:  Production costs at the Company’s plants and feed mills are also subject to fluctuations in fuel costs.  To reduce the Company’s exposure to changes in natural gas prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future natural gas purchases.  This program utilizes natural gas swaps, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value with an unrealized loss of $7.5 million, before tax, on the Consolidated Statement of Financial Position as of July 25, 2010, compared to an unrealized loss of $10.9 million, before tax, as of October 25, 2009.

The Company measures its market risk exposure on its natural gas contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for natural gas.  A 10 percent decrease in the market price for natural gas would have negatively impacted the fair value of the Company’s July 25, 2010, open natural gas contracts by $1.2 million, which in turn would lower the Company’s future cost on natural gas purchases by a similar amount.

Long-Term Debt:  A principal market risk affecting the Company is the exposure to changes in interest rates on the Company’s fixed-rate, long-term debt.  Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $0.4 million.  The fair value of the Company’s long-term debt (including current maturities) was estimated using discounted future cash flows based on the Company’s incremental borrowing rate for similar types of borrowing arrangements.

Investments:  The Company holds trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans, and as part of an investment portfolio.  As of July 25, 2010, the balance of these securities totaled $156.9 million.  A portion of these securities represent fixed income funds.  The Company is subject to market risk due to fluctuations in the value of the remaining investments, as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis.  A 10 percent decline in the value of the investments not held in fixed income funds would have a direct negative impact to the Company’s pretax earnings of approximately $9.8 million, while a 10 percent increase in value would have a positive impact of the same amount.

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

(b)               Internal Controls.

During the third quarter of fiscal year 2010, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The live hog industry has evolved to very large, vertically integrated, year-round confinement operations operating under long-term supply agreements.  This has resulted in fewer hogs being available on the cash spot market.  Additionally, overall hog production has declined.  The decrease in the supply of live hogs could diminish the utilization of harvest facilities and increase the cost of the raw materials they produce.  Consequently, the Company uses long-term supply contracts to ensure a stable supply of raw materials while minimizing extreme fluctuations in costs over the long term.  This may result, in the short term, in costs for live hogs that are higher than the cash spot market depending on the relationship of the cash spot market to contract prices.  Market-based pricing on certain product lines, and lead time required to implement pricing adjustments, may prevent these cost increases from being recovered, and these higher costs could adversely affect our short-term financial results.

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

The Company has approximately 18,500 employees, of which approximately 6,100 are represented by labor unions, principally the United Food and Commercial Workers’ Union.  A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities that results in work slowdowns or stoppages could harm the Company’s financial results.  There are no union contracts scheduled to expire during the remainder of fiscal 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the Third Quarter of Fiscal 2010

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 26, 2010 – May 30, 2010	327,800	$39.91	327,800	5,039,155
May 31, 2010 – June 27, 2010	224,155	40.25	224,155	4,815,000
June 28, 2010 – July 25, 2010	30,558	40.66	30,500	4,784,500
Total	582,513	$40.08	582,455

(1) The 58 shares repurchased during the quarter, other than through publicly announced plans or programs, represent purchases for the Company’s employee awards program.

(2) On October 2, 2002, the Company announced that its Board of Directors had authorized the Company to repurchase up to 10,000,000 shares of common stock with no expiration date. During the third quarter of fiscal 2010, the 366,955 shares remaining under this program were purchased, which fully depleted the 10,000,000 share authorization.  On May 26, 2010, the Company announced that its Board of Directors had authorized the Company to repurchase an additional 5,000,000 shares of common stock with no expiration date.  During the third quarter of fiscal 2010, 215,500 shares were purchased under this new authorization.

Item 6.  Exhibits

31.1	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORMEL FOODS CORPORATION
(Registrant)

Date: September 3, 2010	By	/s/ JODY H. FERAGEN
JODY H. FERAGEN
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: September 3, 2010	By	/s/ JAMES N. SHEEHAN
JAMES N. SHEEHAN
Vice President and Controller
(Duly Authorized Officer)