Form 10-K
period 2010-10-31
HORMEL FOODS CORP /DE/
filed 2010-12-21
CIK 48465

ANNUAL REPORT ON FORM 10-K

HORMEL FOODS CORPORATION

OCTOBER 31, 2010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of April 25, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was $2,740,007,279 based on the closing price of $40.02 per share on that date.

As of December 3, 2010, the number of shares outstanding of each of the registrant’s classes of common stock was as follows:

Common Stock, $.0586 Par Value — 133,124,485 shares

Common Stock Non-Voting, $.01 Par Value — 0 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Stockholders’ Report for the fiscal year ended October 31, 2010, are incorporated by reference into Part I, Items 1 and 1A and Part II, Items 5-8 and 9A, and included as Exhibit 13.1 filed herewith.

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held January 31, 2011, are incorporated by reference into Part III, Items 10-14.

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

On October 26, 2009, the Company completed the formation of MegaMex Foods, LLC (MegaMex), a 50 percent owned joint venture which markets Mexican Foods in the United States. During the Company’s fourth quarter of fiscal 2010, MegaMex also acquired Don Miguel Foods Corp., a leading provider of branded frozen and fresh authentic Mexican appetizers, snacks, and hand-held items.

Effective February 1, 2010, the Company also completed the acquisition of the Country Crock® chilled side dish business from Unilever United States Inc.  This line of microwaveable, refrigerated side dishes complements the Company’s Hormel® refrigerated entrees and Lloyd’s® barbeque product lines.

The Company has not been involved in any bankruptcy, receivership, or similar proceedings during its history. Substantially all the assets of the Company have been acquired in the ordinary course of business.

The Company had no significant change in the type of products produced or services rendered, or in the markets or methods of distribution since the beginning of the 2010 fiscal year.

(b)  Segments

The Company’s business is reported in five segments: Grocery Products, Refrigerated Foods, Jennie-O Turkey Store (JOTS), Specialty Foods, and All Other.  Net sales to unaffiliated customers and operating profit, and the presentation of certain other financial information by segment, are reported in Note N of the Notes to Consolidated Financial Statements and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Annual Stockholder’s Report for the fiscal year ended October 31, 2010, incorporated herein by reference.

(c)  Description of Business

Products and Distribution

The Company’s products primarily consist of meat and other food products.  The meat products are sold fresh, frozen, cured, smoked, cooked, and canned.  The percentages of total revenues contributed by classes of similar products for the last three fiscal years of the Company are as follows:

	Fiscal Year Ended
	October 31, 2010	October 25, 2009	October 26, 2008
Perishable meat	54.3%	53.9%	53.5%
Poultry	18.7	19.3	19.2
Shelf-stable	17.5	17.3	17.1
Other	9.5	9.5	10.2
	100.0%	100.0%	100.0%

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

Domestically, the Company sells its products in all 50 states.  The Company’s products are sold through its sales personnel, operating in assigned territories coordinated from sales offices located in most of the larger U.S. cities, as well as independent brokers and distributors.  Dedicated sales teams also serve major retail customers and coordinate sales of both Grocery Products and Refrigerated Foods products.  As of October 31, 2010, the Company had approximately 660 sales personnel engaged in selling its products.  Distribution of products to customers is primarily by common carrier.

Through HFIC, the Company markets its products in various locations throughout the world.  Some of the larger markets include Australia, Canada, China, England, Japan, Mexico, Micronesia, the Philippines, and South Korea.  The distribution of export sales to customers is by common carrier, while the China operations own and operate their own delivery system.  The Company, through HFIC, has licensed companies to manufacture various Company products internationally on a royalty basis, with the primary licensees being Tulip International of Denmark and CJ CheilJedang Corporation of South Korea.

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

The majority of the hogs harvested by the Company are purchased under supply contracts from producers located principally in Colorado, Idaho, Illinois, Iowa, Kansas, Minnesota, Nebraska, Oklahoma, South Dakota, Texas, Utah, and Wisconsin.  The cost of hogs and the utilization of the Company’s facilities are affected by both the level and the methods of pork production in the United States.  The movement toward year-round confinement operations which operate under supply agreements with processors has resulted in fewer hogs being available on the spot cash market.  The Company, like others in the industry, uses supply contracts to manage the effects of this trend and to ensure a stable supply of raw materials.  The Company has converted the majority of its contracts to market-based formulas to better match input costs with customer pricing, and all contract costs are fully reflected in the Company’s reported financial statements.  In fiscal 2010, the Company purchased 94 percent of its hogs under supply contracts. The Company also procures a portion of its hogs through farms that it either owns or operates in Arizona, California, Colorado, Kansas, and Wyoming.

In fiscal 2010, JOTS raised turkeys representing approximately 70 percent of the volume needed to meet its raw material requirements for whole bird and processed turkey products.  Turkeys not sourced within the Company are contracted with independent turkey growers.  JOTS’ turkey-raising farms are located throughout Minnesota and Wisconsin.

Production costs in raising hogs and turkeys are subject primarily to fluctuations in feed grain prices and, to a lesser extent, fuel costs.  To manage this risk, the Company hedges a portion of its anticipated purchases of grain using futures contracts.

Manufacturing

The Company has four plants that harvest hogs for processing.  Quality Pork Processors, Inc. of Dallas, Texas, operates the harvesting facility at Austin, Minnesota, under a custom harvesting arrangement.  The Company has six turkey harvest and processing operations, and 39 facilities that produce and distribute other manufactured items. Albert Lea Select Foods, Inc. operates the processing facility at Albert Lea, Minnesota, under a custom manufacturing agreement.  Company products are also custom manufactured by several other companies.  The following are the Company’s larger custom manufacturers: Steuben Foods, Jamaica, New York; Park 100, Kokomo, Indiana; Wells’ Dairy, Inc., Le Mars, Iowa; Lakeside Packing Company, Manitowoc, Wisconsin; Schroeder Milk, Maplewood, Minnesota; Reichel Foods, Rochester, Minnesota; Power Packaging, St. Charles, Illinois; Tony Downs, St. James, Minnesota; and Reser’s Fine Foods, Topeka, Kansas.  Exel, Inc., based in Westerville, Ohio, operates distribution centers for the Company in Dayton, Ohio, and Osceola, Iowa.

Patents and Trademarks

There are numerous patents and trademarks that are important to the Company’s business.  The Company holds 11 foreign and 47 U.S.-issued patents.  Some of the trademarks are registered and some are not. Some of the more significant owned or licensed trademarks used by the Company or its affiliates are:

HORMEL, ALWAYS TENDER, AMERICAN CLASSICS, AUSTIN BLUES, BANGKOK PADANG, BLACK LABEL, BREAD READY, BÚFALO, CAFÉ H, CALIFORNIA NATURAL, CHI-CHI’S, COMPLEATS, COUNTRY CROCK, CURE 81, CUREMASTER, DAN’S PRIZE, DI LUSSO, DINTY MOORE, DODGER DOG, DON MIGUEL, DOÑA MARIA, DUBUQUE, EMBASA, FARMER JOHN, FAST ‘N EASY, GRANDE GOURMET, HERB-OX, HERDEZ, HIBACHI GRILL, HOMELAND, HOUSE OF TSANG, JENNIE-O TURKEY STORE, KID’S KITCHEN, LA VICTORIA, LAYOUT, LITTLE SIZZLERS, LLOYD’S, MAGNIFOODS, MANNY’S, MARRAKESH EXPRESS, MARY KITCHEN, NATURAL CHOICE, NATURASELECT, OLD SMOKEHOUSE, PELOPONNESE, PILLOW PACK, POCO PAC, PREP CHEF, PREMORO, RANGE BRAND, RICO OLE’, ROSA GRANDE, SAAG’S, SANDWICH MAKER, SAUCY BLUES, SPAM, SPAMTASTIC, STAGG, TEZZATA, THICK & EASY, VALLEY FRESH, and WRANGLERS.

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

Customers and Backlog Orders

During fiscal year 2010, sales to Wal-Mart Stores, Inc. (Wal-Mart) represented approximately 13 percent of the Company’s revenues (measured as gross sales less returns and allowances), the same percentage as fiscal year 2009.  Wal-Mart is a customer for all five segments of the Company.  The five largest customers in each segment make up approximately the following percentage of segment sales: 46 percent of Grocery Products, 36 percent of Refrigerated Foods, 43 percent of JOTS, 42 percent of Specialty Foods, and 24 percent of All Other.  The loss of one or more of the top customers in any of these segments could have a material adverse effect on the results of such segment.  Backlog orders are not significant due to the perishable nature of a large portion of the products.  Orders are accepted and shipped on a current basis.

Competition

The production and sale of meat and food products in the United States and internationally are highly competitive. The Company competes with manufacturers of pork and turkey products, as well as national and regional producers of other meat and protein sources, such as beef, chicken, and fish.  The Company believes that its largest domestic competitors for its Refrigerated Foods segment in 2010 were Tyson Foods and Smithfield Foods; for its Grocery Products segment, ConAgra Foods, General Mills, and Campbell Soup Co.; and for JOTS, Cargill, Inc. and Butterball, LLC.

All segments compete on the basis of price, product quality, brand identification, breadth of product line, and customer service. Through aggressive marketing and strong quality assurance programs, the Company’s strategy is to provide higher quality products that possess strong brand recognition, which would then support higher value perceptions from customers.

The Company competes using this same strategy in international markets around the world.

Research and Development

Research and development continues to be a vital part of the Company’s strategy to extend existing brands and expand into new branded items.  The expenditures for research and development for fiscal 2010, 2009, and 2008, were approximately $27.6 million, $25.4 million, and $22.7 million, respectively. There are 112 employees engaged in full time research and development, 50 in the area of improving existing products and 62 in developing new products.

Employees

As of October 31, 2010, the Company had approximately 19,300 active domestic and foreign employees.

(d)  Geographic Areas

Financial information about geographic areas, including total revenues attributed to the U.S. and all foreign countries in total for the last three fiscal years of the Company, is reported in Note N of the Notes to Consolidated Financial Statements of the Annual Stockholder’s Report for the fiscal year ended October 31, 2010, incorporated herein by reference.

(e)  Available Information

The Company makes available, free of charge on its Web site at www.hormelfoods.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  These reports are accessible under the caption, “Investors — SEC Filings” on the Company’s Web site and are available as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

The documents noted above are also available in print, free of charge, to any stockholder who requests them.

(f)  Executive Officers of the Registrant

				YEAR
				FIRST
		CURRENT OFFICE AND PREVIOUS		ELECTED
NAME	AGE	FIVE YEARS EXPERIENCE	DATES	OFFICER

Jeffrey M. Ettinger	52	Chairman of the Board, President and Chief Executive Officer	11/21/06 to Present	1998
		President and Chief Executive Officer	01/01/06 to 11/20/06
		President and Chief Operating Officer	06/28/04 to 12/31/05

Jody H. Feragen	54	Executive Vice President and Chief Financial Officer	11/1/10 to Present	2000
		Senior Vice President and Chief Financial Officer	01/01/07 to 10/31/10
		Vice President (Finance) and Treasurer	10/31/05 to 12/31/06

Steven G. Binder	53	Executive Vice President (Refrigerated Foods)	11/01/10 to Present	1998
		Group Vice President (Refrigerated Foods)	07/30/07 to 10/31/10
		Group Vice President (Foodservice)	10/30/00 to 07/29/07

Ronald W. Fielding	57	Executive Vice President (Corporate Strategic Planning and Development)	11/01/10 to Present	1997
		Executive Vice President (Grocery Products/ Corporate Development)	04/07/08 to 10/31/10
		Executive Vice President (Grocery Products/ Mergers and Acquisitions)	01/01/07 to 04/06/08
		Group Vice President (Grocery Products)	10/31/05 to 12/31/06

Richard A. Bross	59	Group Vice President/President Hormel Foods International Corporation	10/29/01 to Present	1995

Thomas R. Day	52	Group Vice President (Foodservice)	11/01/10 to Present	2000
		Senior Vice President (Foodservice)	07/30/07 to 10/31/10
		Vice President (Foodservice Sales)	10/30/00 to 07/29/07

James M. Splinter	48	Group Vice President (Grocery Products)	11/01/10 to Present	2003
		Vice President (Marketing-Consumer Products- Refrigerated Foods)	06/02/03 to 10/31/10

(f)  Executive Officers of the Registrant-Continued

				YEAR
				FIRST
		CURRENT OFFICE AND PREVIOUS		ELECTED
NAME	AGE	FIVE YEARS EXPERIENCE	DATES	OFFICER

Robert A. Tegt	59	Group Vice President/President Jennie-O Turkey Store	12/01/08 to Present	2005
		Group Vice President (Specialty Foods Group)	10/29/07 to 11/30/08
		Vice President (Specialty Foods Group)	01/01/06 to 10/28/07
		Senior Vice President (Foodservice Division) — Jennie-O Turkey Store	04/30/01 to 12/31/05

Michael D. Tolbert	54	Group Vice President (Specialty Foods Group)	12/01/08 to Present	2004
		Group Vice President/President Jennie-O Turkey Store	10/31/05 to 11/30/08

Larry L. Vorpahl	47	Group Vice President (Consumer Products Sales)	10/31/05 to Present	1999

James W. Cavanaugh	61	Senior Vice President (External Affairs) and General Counsel	10/29/07 to Present	2001
		Senior Vice President (External Affairs), General Counsel, and Corporate Secretary	01/01/05 to 10/28/07

William F. Snyder	53	Senior Vice President (Supply Chain)	10/31/05 to Present	1999

D. Scott Aakre	46	Vice President (Marketing-Grocery Products)	10/31/05 to Present	2005

Deanna T. Brady	45	Vice President (Foodservice Sales)	07/30/07 to Present	2007
		Regional Sales Manager-West (Foodservice Sales)	06/02/03 to 07/29/07

Julie H. Craven	55	Vice President (Corporate Communications)	08/01/05 to Present	2005

Michael L. Devine	56	Vice President (Grocery Products Operations)	10/27/08 to Present	2008
		Director (Grocery Products Operations Strategy)	09/03/07 to 10/26/08
		Plant Manager (Stockton)	07/29/96 to 09/02/07

Bryan D. Farnsworth	53	Vice President (Quality Management)	08/01/05 to Present	2005

Roland G. Gentzler	56	Vice President (Finance) and Treasurer	01/01/07 to Present	2007
		Assistant Controller and Director of Finance (Refrigerated Foods)	05/01/00 to 12/31/06

Dennis B. Goettsch	57	Vice President (Foodservice Marketing)	10/30/00 to Present	2000

Daniel A. Hartzog	59	Vice President (Consumer Products Sales)	07/26/04 to Present	2000

Brian D. Johnson	50	Vice President and Corporate Secretary	11/22/10 to Present	2007
		Corporate Secretary and Senior Attorney	10/29/07 to 11/21/10
		Assistant Secretary and Senior Attorney	01/31/05 to 10/28/07

David P. Juhlke	51	Vice President (Human Resources)	10/31/05 to Present	2005

Donald H. Kremin	50	Vice President (Consumer Product Sales)	10/29/07 to Present	2007
		Director Wal-Mart Business Team (Consumer Product Sales)	09/05/05 to 10/28/07

Phillip L. Minerich, Ph.D.	57	Vice President (Research and Development)	10/31/05 to Present	2005

Kurt F. Mueller	54	Vice President (Consumer Products Sales)	07/26/04 to Present	1999

(f)  Executive Officers of the Registrant-Continued

				YEAR
				FIRST
		CURRENT OFFICE AND PREVIOUS		ELECTED
NAME	AGE	FIVE YEARS EXPERIENCE	DATES	OFFICER

Douglas R. Reetz	56	Vice President (Consumer Products Sales)	07/26/04 to Present	1999

James R. Schroeder	53	Vice President (Engineering)	04/27/09 to Present	2009
		Manager of Project and Plant Engineering (Corporate Office)	01/11/99 to 04/26/09

Bruce R. Schweitzer	59	Vice President (Refrigerated Foods Operations)/ President PFFJ Farms	11/01/10 to Present	2005
		Vice President (Refrigerated Foods Operations)	10/31/05 to 10/31/10

James N. Sheehan	55	Vice President and Controller	05/01/00 to Present	1999

James P. Snee	43	Vice President (Affiliated Business Units- Refrigerated Foods)	10/27/08 to Present	2008
		Director (Purchasing)	02/13/06 to 10/26/08
		Regional Sales Manager-West and Corporate National Accounts Manager (Foodservice Sales)	11/01/99 to 02/12/06

Joe C. Swedberg	55	Vice President (Legislative Affairs)	08/11/08 to Present	1999
		Vice President (Legislative Affairs and Marketing Services)	06/02/03 to 08/10/08

No family relationship exists among the executive officers.

Executive officers are elected annually by the Board of Directors at the first meeting following the Annual Meeting of Stockholders.  Vacancies may be filled and additional officers elected at any regular or special meeting.

Item 1A.  RISK FACTORS

Information on the Company’s risk factors included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 26 through 28 of the Annual Stockholders’ Report for the fiscal year ended October 31, 2010, is incorporated herein by reference.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

		Approximate Area		Lease
		(Square Feet,	Owned or	Expiration
Location	Principal Segment (1)	Unless Noted)	Leased	Date

Harvest and Processing Plants
Austin, Minnesota	Refrigerated Foods	1,352,000	Owned
	Grocery Products
	Specialty Foods
	All Other
Barron, Wisconsin	JOTS	392,000	Owned
Beijing, China	All Other	95,000	80.0% Owned
Faribault, Minnesota	JOTS	173,000	Owned
Fremont, Nebraska	Refrigerated Foods	670,000	Owned
	Grocery Products
	Specialty Foods
	All Other
Melrose, Minnesota	JOTS	134,000	Owned
Vernon, California	Refrigerated Foods	632,000	Owned
	All Other	93,000	Leased	March 2014
Willmar, Minnesota	JOTS	338,000	Owned

Processing Plants
Albert Lea, Minnesota	Refrigerated Foods	78,000	Owned
Algona, Iowa	Refrigerated Foods	153,000	Owned
Alma, Kansas	Refrigerated Foods	66,000	Owned
Ames, Iowa	Refrigerated Foods	9,000	Leased	December 2010
Aurora, Illinois	Specialty Foods	141,000	Owned
Beloit, Wisconsin	Grocery Products	339,000	Owned
	Specialty Foods
	Grocery Products	5,000	Leased	Monthly
	Specialty Foods
Bremen, Georgia	Specialty Foods	156,000	Owned
Browerville, Minnesota	Refrigerated Foods	95,000	Owned
Dubuque, Iowa	Grocery Products	342,000	Owned
Duluth, Georgia	Specialty Foods	80,000	Owned
Ft. Dodge, Iowa	Grocery Products	17,000	Owned
Knoxville, Iowa	Refrigerated Foods	130,000	Owned
Lathrop, California	Refrigerated Foods	85,000	Owned
Laverton, Australia	All Other	22,000	Leased	March 2011
Long Prairie, Minnesota	Refrigerated Foods	82,000	Owned
Mitchellville, Iowa	Specialty Foods	81,000	Owned
Montevideo, Minnesota	JOTS	89,000	Owned
Nevada, Iowa	Refrigerated Foods	139,000	Owned
New Berlin, Wisconsin	Grocery Products	84,000	Leased	February 2012
Osceola, Iowa	Refrigerated Foods	365,000	Owned
Pelican Rapids, Minnesota	JOTS	373,000	Owned
Perrysburg, Ohio	Specialty Foods	183,000	Owned
Quakertown, Pennsylvania	Specialty Foods	10,000	Owned
Rochelle, Illinois	Refrigerated Foods	404,000	Owned
	Grocery Products
	Specialty Foods
San Leandro, California	Refrigerated Foods	41,000	Leased	November 2021
Savannah, Georgia	Specialty Foods	300,000	Owned
Shanghai, China	All Other	33,000	80.7% Owned
	All Other	4,000	Leased	September 2011
Sparta, Wisconsin	Specialty Foods	385,000	Owned
St. Paul, Minnesota	Refrigerated Foods	58,000	Owned

Item 2.  PROPERTIES - Continued

		Approximate Area		Lease
		(Square Feet,	Owned or	Expiration
Location	Principal Segment (1)	Unless Noted)	Leased	Date

Processing Plants (continued)
Stockton, California	Grocery Products	139,000	Owned
	Specialty Foods
Tucker, Georgia	Grocery Products	282,000	Owned
	Refrigerated Foods
	Specialty Foods
Visalia, California	Specialty Foods	107,000	Owned
Wichita, Kansas	Refrigerated Foods	87,000	Owned

Warehouse/Distribution Centers
Austin, Minnesota	Refrigerated Foods	83,000	Owned
	Grocery Products
Beijing, China	All Other	4,000	Leased	Monthly
Bondurant, Iowa	Specialty Foods	99,000	Owned
Dayton, Ohio	Refrigerated Foods	140,000	Owned
	Grocery Products
	Specialty Foods
Eldridge, Iowa	Grocery Products	424,000	Leased	July 2019
	Specialty Foods
Fresno, California	Refrigerated Foods	25,000
Nevada, Iowa	Refrigerated Foods	93,000	Owned
Osceola, Iowa	Refrigerated Foods	233,000	Owned
Stockton, California	Grocery Products	232,000	Leased	December 2011
Tucker, Georgia	Grocery Products	96,000	Leased	October 2012
	Refrigerated Foods
	Specialty Foods
Vernon, California	Refrigerated Foods	118,000	Owned
Willmar, Minnesota	JOTS	112,000	Owned

Hog Confinement Buildings
Albin, Wyoming	Refrigerated Foods	458,000	Owned
Corcoran, California	Refrigerated Foods	816,000	Owned
Las Animas, Colorado	Refrigerated Foods	653,000	Owned
Pine Bluffs, Wyoming	Refrigerated Foods	64,000	Owned
Snowflake, Arizona	Refrigerated Foods	1,506,000	Owned

Hatcheries
Barron, Wisconsin	JOTS	29,000	Owned
Detroit Lakes, Minnesota	JOTS	27,000	Owned
Henning, Minnesota	JOTS	21,000	Owned

Feed Mills
Albin, Wyoming	Refrigerated Foods	6,000	Owned
Atwater, Minnesota	JOTS	19,000	Owned
Barron, Wisconsin	JOTS	26,000	Owned
Corcoran, California	Refrigerated Foods	5,000	Owned
Dawson, Minnesota	JOTS	37,000	Owned
Faribault, Minnesota	JOTS	25,000	Owned
Henning, Minnesota	JOTS	5,000	Owned
Northfield, Minnesota	JOTS	17,000	Owned
Perham, Minnesota	JOTS	26,000	Owned
Snowflake, Arizona	Refrigerated Foods	28,000	Owned
Swanville, Minnesota	JOTS	29,000	Owned

Item 2.  PROPERTIES - Continued

		Approximate Area			Lease
		(Square Feet,		Owned or	Expiration
Location	Principal Segment (1)	Unless Noted)		Leased	Date

Turkey Farms
Minnesota and Wisconsin	JOTS	15,000	(2)	Owned

Research and Development
Austin, Minnesota	All Segments	83,000		Owned
Shanghai, China	All Other	5,000		80.7% Owned
Willmar, Minnesota	JOTS	10,000		Owned

Administrative Offices
Austin, Minnesota	All Segments	231,000		Owned
Beijing, China	All Other	4,000		Leased	May 2011
Gainesville, Georgia	Refrigerated Foods	5,000		Leased	November 2014
Las Animas, Colorado	Refrigerated Foods	4,000		Leased	January 2014
Laverton, Australia	All Other	3,000		Leased	September 2013
Savannah, Georgia	Specialty Foods	14,000		Owned
Shanghai, China	All Other	11,000		Leased	July 2011
Snowflake, Arizona	Refrigerated	5,000		Leased	January 2015
Spicer, Minnesota	JOTS	14,000		Leased	June 2011
Vernon, California	Refrigerated Foods	17,000		Leased	March 2014
Willmar, Minnesota	JOTS	21,000		Owned

(1)         Many of the Company’s properties are not exclusive to any one segment, and a few of the properties are utilized in all five segments. For locations that support multiple segments, but with a substantial percentage of activity attributable to certain segments, only the principal segments have been listed.

(2)   Acres

The Company believes its operating facilities are well maintained and suitable for current production volumes, and expansion plans are either completed or in process to accommodate all volumes anticipated in the foreseeable future.

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

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The high and low sales price of the Company’s common stock and the dividends per share declared for each quarter of fiscal 2010 and fiscal 2009, respectively, are shown below:

2010	High	Low	Dividend
First Quarter	$39.80	$36.02	$0.21
Second Quarter	42.68	38.25	0.21
Third Quarter	42.87	38.76	0.21
Fourth Quarter	45.93	42.29	0.21

2009	High	Low	Dividend
First Quarter	$31.87	$24.84	$0.19
Second Quarter	33.43	29.26	0.19
Third Quarter	36.36	29.17	0.19
Fourth Quarter	39.02	34.64	0.19

Additional information about dividends, principal market of trade, and number of stockholders on pages 58 and 59 of the Annual Stockholders’ Report for the fiscal year ended October 31, 2010, is incorporated herein by reference.  The Company’s common stock has been listed on the New York Stock Exchange since January 16, 1990.

Issuer purchases of equity securities in the fourth quarter of fiscal year 2010 are shown below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July 26, 2010 – August 29, 2010	—	—	—	4,784,500
August 30, 2010 – September 26, 2010	190,000	$43.89	190,000	4,594,500
September 27, 2010 – October 31, 2010	180,000	$44.81	180,000	4,414,500
Total	370,000	$44.33	370,000

1 On May 26, 2010, the Company announced that its Board of Directors had authorized the Company to repurchase up to 5,000,000 shares of common stock with no expiration date.

Item 6.  SELECTED FINANCIAL DATA

Selected Financial Data for the five fiscal years ended October 31, 2010, on page 12 of the Annual Stockholders’ Report for the fiscal year ended October 31, 2010, is incorporated herein by reference.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information in the Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 13 through 29 of the Annual Stockholders’ Report for the fiscal year ended October 31, 2010, is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information on the Company’s exposure to market risk included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 28 and 29 of the Annual Stockholders’ Report for the fiscal year ended October 31, 2010, is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements, including unaudited quarterly data, on pages 33 through 56 and the Report of Independent Registered Public Accounting Firm on page 32 of the Annual Stockholders’ Report for the fiscal year ended October 31, 2010, are incorporated herein by reference.

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

Internal Control over Financial Reporting

(a)                The report entitled “Management’s Report on Internal Control Over Financial Reporting” on page 30 of the Annual Stockholder’s Report for the fiscal year ended October 31, 2010, is incorporated herein by reference.

(b)               The report entitled “Report of Independent Registered Public Accounting Firm” on page 31 of the Annual Stockholder’s Report for the fiscal year ended October 31, 2010, is incorporated herein by reference.

(c)                During the fourth quarter of fiscal year 2010, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information under “Item 1 - Election of Directors” on pages 2 through 5, information under “Board Independence” on page 7, and information under “Board of Director and Committee Meetings” on pages 7 and 8 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 31, 2011, is incorporated herein by reference.

Information concerning Executive Officers is set forth in Part I, Item 1(f) of this Annual Report of Form 10-K, pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K.

Information under “Section 16(a) Beneficial Ownership Reporting Compliance,” on page 34 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 31, 2011, is incorporated herein by reference.

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

Item 11.  EXECUTIVE COMPENSATION

Information commencing with “Executive Compensation” on page 16 through “Potential Payments Upon Termination at Fiscal 2010 Year End” on pages 31 and 32, and information under “Compensation of Directors” on pages 9 through 11 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 31, 2011, is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the Company’s equity compensation plans as of October 31, 2010, is shown below:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	11,023,920	$32.94	17,647,374

Equity compensation plans not approved by security holders	—	—	—

Total	11,023,920	$32.94	17,647,374

Information under “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” on pages 14 through 16 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 31, 2011, is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information under “Related Party Transactions” on page 34 and “Board Independence” on page 7 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 31, 2011, is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information under “Independent Registered Public Accounting Firm Fees” and “Audit Committee Preapproval Policies and Procedures” on page 14 of the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held January 31, 2011, is incorporated herein by reference.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The response to Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORMEL FOODS CORPORATION

By:	/s/ JEFFREY M. ETTINGER	December 21, 2010
	JEFFREY M. ETTINGER, Chairman of the	Date
Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Date	Title

/s/ JEFFREY M. ETTINGER	12/21/10	Chairman of the Board, President, Chief Executive Officer, and Director (Principal Executive Officer)
JEFFREY M. ETTINGER

/s/ JODY H. FERAGEN	12/21/10	Executive Vice President, Chief Financial Officer, and Director (Principal Financial Officer)
JODY H. FERAGEN

/s/ JAMES N. SHEEHAN	12/21/10	Vice President and Controller (Principal Accounting Officer)
JAMES N. SHEEHAN

/s/ TERRELL K. CREWS*	12/21/10	Director
TERRELL K. CREWS

/s/ SUSAN I. MARVIN*	12/21/10	Director
SUSAN I. MARVIN

/s/ JOHN L. MORRISON*	12/21/10	Director
JOHN L. MORRISON

/s/ ELSA A. MURANO*	12/21/10	Director
ELSA A. MURANO

/s/ ROBERT C. NAKASONE*	12/21/10	Director
ROBERT C. NAKASONE

/s/ SUSAN K. NESTEGARD*	12/21/10	Director
SUSAN K. NESTEGARD

	12/21/10	Director
RONALD D. PEARSON

/s/ DAKOTA A. PIPPINS*	12/21/10	Director
DAKOTA A. PIPPINS

/s/ DR. HUGH C. SMITH*	12/21/10	Director
DR. HUGH C. SMITH

/s/ JOHN G. TURNER*	12/21/10	Director
JOHN G. TURNER

*By: /s/ JAMES N. SHEEHAN	12/21/10
JAMES N. SHEEHAN,
as Attorney-In-Fact

ANNUAL REPORT ON FORM 10-K

ITEM 15

LIST OF FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULE

LIST OF EXHIBITS

FISCAL YEAR ENDED OCTOBER 31, 2010

HORMEL FOODS CORPORATION

Austin, Minnesota

Item 15

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

HORMEL FOODS CORPORATION

FINANCIAL STATEMENTS

The following consolidated financial statements of Hormel Foods Corporation included in the Annual Stockholders’ Report for the fiscal year ended October 31, 2010, are incorporated herein by reference in Item 8 of Part II of this report:

Consolidated Statements of Financial Position—October 31, 2010, and October 25, 2009.

Consolidated Statements of Operations—Fiscal Years Ended October 31, 2010, October 25, 2009, and October 26, 2008.

Consolidated Statements of Changes in Shareholders’ Investment—Fiscal Years Ended October 31, 2010, October 25, 2009, and October 26, 2008.

Consolidated Statements of Cash Flows—Fiscal Years Ended October 31, 2010, October 25, 2009, and October 26, 2008.

Notes to Financial Statements—October 31, 2010.

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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

HORMEL FOODS CORPORATION

(In Thousands)

		Additions/(Benefits)
	Balance at	Charged to	Charged to				Balance at
	Beginning	Costs and	Other Accounts-		Deductions-		End of
Classification	of Period	Expenses	Describe		Describe		Period

Valuation reserve deduction from assets account:

Fiscal year ended October 31, 2010 Allowance for doubtful accounts receivable	$4,064	$(307)	$0		$340 (583	(1) )(2)	$4,000

Fiscal year ended October 25, 2009 Allowance for doubtful accounts receivable	$3,144	$1,821	$0		$1,112 (211	(1) )(2)	$4,064

Fiscal year ended October 26, 2008 Allowance for doubtful accounts receivable	$3,180	$473	$117	(3)	$768 (142	(1) )(2)	$3,144

Note (1) – Uncollectible accounts written off.

Note (2) – Recoveries on accounts previously written off.

Note (3) – Increase in the reserve due to the inclusion of Boca Grande accounts receivable.

LIST OF EXHIBITS

HORMEL FOODS CORPORATION

NUMBER	DESCRIPTION OF DOCUMENT
3.1(1)	Certificate of Incorporation as amended to date. (Incorporated by reference to Exhibit 3A-1 to Hormel’s Annual Report on Form 10-K/A for the fiscal year ended October 28, 2000, File No. 001-02402.)

3.2(1)	Bylaws as amended to date. (Incorporated by reference to Exhibit 3.2 to Hormel’s Quarterly Report on Form 10-Q for the quarter ended January 24, 2010, File No. 001-02402.)

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

LIST OF EXHIBITS (CONTINUED)

HORMEL FOODS CORPORATION

NUMBER	DESCRIPTION OF DOCUMENT

11.1(1)	Statement re: computation of per share earnings. (Included in Exhibit 13.1 filed with this Annual Report on Form 10-K for the fiscal year ended October 31, 2010.)

13.1(2)	Pages 12 through 60 of the Annual Stockholders’ Report for the fiscal year ended October 31, 2010.

21.1(2)	Subsidiaries of the Registrant.

23.1(2)	Consent of Independent Registered Public Accounting Firm.

24.1(2)	Power of Attorney.

31.1(2)	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(2)	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(2)	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1(1)

U.S. $300,000,000 Revolving Credit Agreement, dated as of May 25, 2010, between the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders identified on the signature pages thereof. (Incorporated by reference to Exhibit 99 to Hormel’s Current Report on Form 8-K dated May 25, 2010, File No. 001-02402.)

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension Schema Document

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(2)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Document has previously been filed with the Securities and Exchange Commission and is incorporated herein by reference.
(2) These exhibits transmitted via EDGAR.
(3) Management contract or compensatory plan or arrangement.