Form 10-Q
period 2011-01-30
HORMEL FOODS CORP /DE/
filed 2011-03-11
CIK 48465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 30, 2011

or

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________________ to ________________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    X   YES          NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   X    YES   ___ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer X	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes   X  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 6, 2011
Common Stock	$.0293 par value	267,037,744
Common Stock Non-Voting	$.01 par value	-0-

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)

	January 30,	October 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$598,813	$467,845
Short-term marketable securities	50,719	50,595
Accounts receivable	406,677	430,939
Inventories	787,280	793,771
Income taxes receivable	0	8,525
Deferred income taxes	69,474	70,703
Prepaid expenses	13,612	12,153
Other current assets	22,655	23,635
TOTAL CURRENT ASSETS	1,949,230	1,858,166

DEFERRED INCOME TAXES	57,048	72,426

GOODWILL	630,707	629,023

OTHER INTANGIBLES	139,023	141,522

PENSION ASSETS	64,572	61,272

INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	211,169	214,389

OTHER ASSETS	155,567	155,017

PROPERTY, PLANT AND EQUIPMENT
Land	55,617	54,017
Buildings	736,006	729,718
Equipment	1,362,978	1,358,237
Construction in progress	43,158	45,283
	2,197,759	2,187,255
Less allowance for depreciation	(1,282,127)	(1,265,152)
	915,632	922,103

TOTAL ASSETS	$4,122,948	$4,053,918

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)

	January 30,	October 31,
	2011	2010
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$267,814	$361,287
Accrued expenses	52,661	46,408
Accrued workers compensation	33,600	33,022
Accrued marketing expenses	87,648	76,552
Employee related expenses	128,906	187,116
Taxes payable	61,959	9,339
Interest and dividends payable	37,615	37,489
Current maturities of long-term debt	350,000	350,000
TOTAL CURRENT LIABILITIES	1,020,203	1,101,213

PENSION AND POST-RETIREMENT BENEFITS	456,234	454,998

OTHER LONG-TERM LIABILITIES	94,527	91,068

SHAREHOLDERS’ INVESTMENT *
Preferred stock, par value $.01 a share— authorized 160,000,000 shares; issued—none
Common stock, non-voting, par value $.01 a share—authorized 400,000,000 shares; issued—none
Common stock, par value $.0293 a share— authorized 800,000,000 shares;
issued 266,918,934 shares January 30, 2011
issued 265,963,080 shares October 31, 2010	7,821	7,793
Additional paid-in capital	17,996	0
Accumulated other comprehensive loss	(161,794)	(175,910)
Retained earnings	2,683,690	2,568,774
HORMEL FOODS CORPORATION SHAREHOLDERS’ INVESTMENT	2,547,713	2,400,657
NONCONTROLLING INTEREST	4,271	5,982
TOTAL SHAREHOLDERS’ INVESTMENT	2,551,984	2,406,639

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$4,122,948	$4,053,918

* Shares and par values have been restated, as appropriate, to give effect to the two-for-one stock split, which was approved by the Company’s shareholders on January 31, 2011, and effected February 1, 2011.

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	January 30, 2011	January 24, 2010*

Net sales	$1,921,558	$1,727,447
Cost of products sold	1,547,553	1,409,060
GROSS PROFIT	374,005	318,387

Selling, general and administrative	145,161	145,532

Equity in earnings of affiliates	6,905	2,821

OPERATING INCOME	235,749	175,676

Other income and expense:
Interest and investment income	441	443
Interest expense	(6,579)	(6,561)

EARNINGS BEFORE INCOME TAXES	229,611	169,558

Provision for income taxes	79,576	57,289

NET EARNINGS	150,035	112,269
Less: Net earnings attributable to noncontrolling interest	1,209	1,062
NET EARNINGS ATTRIBUTABLE TO HORMEL FOODS CORPORATION	$148,826	$111,207

NET EARNINGS PER SHARE:
BASIC	$0.56	$0.42
DILUTED	$0.55	$0.41

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	266,560	267,178
DILUTED	271,740	270,712

DIVIDENDS DECLARED PER SHARE:	$0.1275	$0.1050

* Shares and per share figures have been restated to give effect to the two-for-one stock split, which was approved by the Company’s shareholders on January 31, 2011, and effected February 1, 2011.

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT

(in thousands, except per share amounts)

(Unaudited)

	Hormel Foods Corporation Shareholders
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment

Balance at October 25, 2009	$7,828	$0	$0	$2,318,390	$(203,610)	$1,713	$2,124,321
Comprehensive income
Net earnings				395,587		4,189	399,776
Foreign currency translation					5,468	80	5,548
Deferred hedging, net of reclassification adjustment					33,372		33,372
Pension and other benefits					(11,140)		(11,140)
Comprehensive income						4,269	427,556
Purchases of common stock		(69,574)					(69,574)
Stock-based compensation expense			14,402				14,402
Exercise of stock options/nonvested shares	65	(308)	22,007				21,764
Shares retired	(100)	69,882	(36,409)	(33,373)			0
Declared cash dividends – $.42 per share*				(111,830)			(111,830)
Balance at October 31, 2010	$7,793	$0	$0	$2,568,774	$(175,910)	$5,982	$2,406,639
Comprehensive income
Net earnings				148,826		1,209	150,035
Foreign currency translation					50	80	130
Deferred hedging, net of reclassification adjustment					8,916		8,916
Pension and other benefits					5,150		5,150
Comprehensive income						1,289	164,231
Purchases of common stock		(13,731)					(13,731)
Stock-based compensation expense			8,240				8,240
Exercise of stock options/nonvested shares	44	(88)	23,559				23,515
Shares retired	(16)	13,819	(13,803)				0
Distribution to noncontrolling interest						(3,000)	(3,000)
Declared cash dividends – $.1275 per share				(33,910)			(33,910)
Balance at January 30, 2011	$7,821	$0	$17,996	$2,683,690	$(161,794)	$4,271	$2,551,984

* Per share figures have been restated to give effect to the two-for-one stock split, which was approved by the Company’s shareholders on January 31, 2011, and effected February 1, 2011.

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	January 30, 2011	January 24, 2010
OPERATING ACTIVITIES
Net earnings	$150,035	$112,269
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	28,697	28,391
Amortization of intangibles	2,500	2,459
Equity in earnings of affiliates, net of dividends	(2,874)	(2,821)
Provision for deferred income taxes	3,692	4,841
Loss on property/equipment sales and plant facilities	237	71
Non-cash investment activities	377	96
Stock-based compensation expense	8,240	5,362
Excess tax benefit from stock-based compensation	(4,395)	(3,511)
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	24,262	23,597
Decrease (Increase) in inventories	6,491	(10,356)
Decrease (Increase) in prepaid expenses and other current assets	19,633	(1,778)
Increase in pension and post-retirement benefits	6,232	6,636
Decrease in accounts payable and accrued expenses	(77,795)	(51,321)
NET CASH PROVIDED BY OPERATING ACTIVITIES	165,332	113,935

INVESTING ACTIVITIES
Acquisitions of businesses/intangibles	(7,207)	(384)
Purchases of property/equipment	(16,737)	(18,611)
Proceeds from sales of property/equipment	1,280	959
Decrease (Increase) in investments, equity in affiliates, and other assets	4,143	(565)
NET CASH USED IN INVESTING ACTIVITIES	(18,521)	(18,601)

FINANCING ACTIVITIES
Dividends paid on common stock	(27,904)	(25,373)
Share repurchase	(13,731)	(16,081)
Proceeds from exercise of stock options	24,015	6,409
Excess tax benefit from stock-based compensation	4,395	3,511
Distribution to noncontrolling interest	(3,000)	0
Other	382	40
NET CASH USED IN FINANCING ACTIVITIES	(15,843)	(31,494)
INCREASE IN CASH AND CASH EQUIVALENTS	130,968	63,840
Cash and cash equivalents at beginning of year	467,845	385,252
CASH AND CASH EQUIVALENTS AT END OF QUARTER	$598,813	$449,092

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A                 GENERAL

Basis of Presentation

The accompanying unaudited consolidated financial statements of Hormel Foods Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year.  The balance sheet at October 31, 2010, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

Stock Split

On November 22, 2010, the Company’s Board of Directors authorized a two-for-one split of the Company’s common stock, which was subsequently approved by shareholders at the Company’s Annual Meeting on January 31, 2011, and effected on February 1, 2011.  The Company’s common stock was reclassified by reducing the par value from $.0586 per share to $.0293 per share and the number of authorized shares was increased from 400,000,000 to 800,000,000 shares, in order to effect a two-for-one stock split.  The number of authorized shares of nonvoting common stock and preferred stock was also increased to 400,000,000 shares and 160,000,000 shares, respectively, with no change in the par value of those shares.

Unless otherwise noted, all prior year share amounts and per share calculations throughout this Quarterly Report on Form 10-Q have been restated to reflect the impact of this split, and to provide data on a basis comparable to fiscal 2011.  Such restatements include calculations regarding the Company’s weighted average shares, earnings per share, and dividends per share, as well as disclosures regarding the Company’s stock-based compensation plans and share repurchase activity.

Investments

The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans, which is included in other assets on the Consolidated Statements of Financial Position.  The securities held by the trust are classified as trading securities.  Therefore, unrealized gains and losses associated with these investments are included in the Company’s earnings.  Gains related to securities still held by the trust were $0.4 million for the quarter ended January 30, 2011, compared to gains of $0.8 million for the quarter ended January 24, 2010.  The Company has transitioned the majority of this portfolio to more fixed return investments to reduce the exposure to volatility in equity markets going forward.

The Company also holds securities as part of an investment portfolio, which are classified as short-term marketable securities on the Consolidated Statements of Financial Position.  These investments are also trading securities.  Therefore, unrealized gains and losses are included in the Company’s earnings.  The Company recorded a gain of $0.1 million related to these investments during the quarter ended January 30, 2011.

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

NOTE C                 STOCK-BASED COMPENSATION

The Company issues stock options and nonvested shares as part of its stock incentive plans for employees and non-employee directors.  The Company’s policy is to grant options with an exercise price equal to the market price of the common stock on the date of grant.  Options typically vest over periods ranging from six months to four years and expire ten years after the grant date.  The Company recognizes stock-based compensation expense ratably over the shorter of the requisite service period or vesting period.  The fair value of stock-based compensation granted to retirement-eligible individuals is expensed at the time of grant.

During the first quarter of fiscal 2007, the Company made a one-time grant of 100 stock options (pre-split) to each active, full-time employee of the Company on January 8, 2007.  This grant was to vest upon the earlier of five years or attainment of a closing stock price of $50.00 per share (pre-split) for five consecutive trading days, and had an expiration of ten years after the grant date.  During the first quarter of fiscal 2011, the options vested after the stock attained the required closing price per share for five consecutive trading days.

A reconciliation of the number of options outstanding and exercisable (in thousands) as of January 30, 2011, and changes during the quarter then ended, is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at October 31, 2010	22,048	$16.47
Granted	1,858	24.96
Exercised	(2,068)	16.00
Forfeitures	(15)	18.71
Outstanding at January 30, 2011	21,824	$ 17.24	5.9 years	$166,132
Exercisable at January 30, 2011	12,890	$ 15.83	4.4 years	$116,178

The weighted average grant date fair value of stock options granted, and the total intrinsic value of options exercised (in thousands) during the first quarter of fiscal years 2011 and 2010, is as follows:

Three Months Ended
	January 30, 2011	January 24, 2010
Weighted-average grant date fair value	$ 5.49	$ 4.46
Intrinsic value of exercised options	$ 18,540	$ 9,774

The fair value of each option award is calculated on the date of grant using the Black-Scholes valuation model utilizing the following weighted-average assumptions:

	Three Months Ended
	January 30, 2011	January 24, 2010
Risk-Free Interest Rate	2.9%	3.3%
Dividend Yield	2.0%	2.2%
Stock Price Volatility	21.0%	22.0%
Expected Option Life	8 years	8 years

As part of the annual valuation process, the Company reassesses the appropriateness of the inputs used in the valuation models.  The Company establishes the risk-free interest rate using stripped U.S. Treasury yields as of the grant date where the remaining term is approximately the expected life of the option.  The dividend yield is set based on the dividend rate approved by the Company’s Board of Directors and the stock price on the grant date.  The expected volatility assumption is set based primarily on historical volatility.  As a reasonableness test, implied volatility from exchange traded options is also examined to validate the volatility range obtained from the historical analysis.  The expected life assumption is set based on an analysis of past exercise behavior by option holders.  In performing the valuations for option grants, the Company has not stratified option holders as exercise behavior has historically been consistent across all employee and non-employee director groups.

The Company’s nonvested shares granted on or before September 26, 2010, vest after five years or upon retirement.  Nonvested shares granted after September 26, 2010, vest after one year.  There were no nonvested shares granted or vested in the first quarter ended January 30, 2011.  As of January 30, 2011, there were 206,460 nonvested shares outstanding, with a weighted average grant date fair value of $18.13 per share.

Stock-based compensation expense, along with the related income tax benefit, for the first quarter of fiscal years 2011 and 2010 is presented in the table below.

Three Months Ended
(in thousands)	January 30, 2011	January 24, 2010
Stock-based compensation expense recognized	$ 8,240	$ 5,362
Income tax benefit recognized	(3,130)	(2,055)
After-tax stock-based compensation expense	$ 5,110	$ 3,307

At January 30, 2011, there was $15.5 million of total unrecognized compensation expense from stock-based compensation arrangements granted under the plans.  This compensation is expected to be recognized over a weighted average period of approximately 2.9 years.  During the quarter ended January 30, 2011 cash received from stock option exercises was $24.0 million compared to $6.4 million for the quarter ended January 24, 2010.  The total tax benefit to be realized for tax deductions from these option exercises for the quarter ended January 30, 2011, was $7.0 million compared to $3.7 million in the comparable quarter of fiscal 2010.

Shares issued for option exercises and nonvested shares may be either authorized but unissued shares, or shares of treasury stock acquired in the open market or otherwise.

NOTE D                 GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the first quarter ended January 30, 2011, are presented in the table below.

(in thousands)	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	All Other	Total
Balance as of October 31, 2010	$123,316	$94,791	$203,214	$207,028	$674	$629,023
Goodwill acquired		1,684				1,684
Balance as of January 30, 2011	$123,316	$96,475	$203,214	$207,028	$674	$630,707

The gross carrying amount and accumulated amortization for definite-lived intangible assets are presented in the table below.

	January 30, 2011		October 31, 2010
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists/relationships	$22,378	$(10,787)	$22,378	$(10,194)
Proprietary software & technology	22,000	(12,949)	23,650	(13,974)
Formulas & recipes	18,354	(8,414)	22,404	(11,914)
Non-compete covenants	5,370	(4,748)	7,200	(6,275)
Distribution network	4,120	(3,062)	4,120	(2,959)
Other intangibles	8,660	(4,006)	9,740	(5,011)
Total	$80,882	$(43,966)	$89,492	$(50,327)

Amortization expense was $2.5 million for both the quarter ended January 30, 2011, and the quarter ended January 24, 2010.

Estimated annual amortization expense (in thousands) for the five fiscal years after October 31, 2010, is as follows:

Fiscal Year	Estimated Amortization Expense
2011	$ 9,434
2012	8,906
2013	7,699
2014	6,303
2015	3,192

The carrying amounts for indefinite-lived intangible assets are presented in the table below.

(in thousands)	January 30, 2011	October 31, 2010
Brands/tradenames/trademarks	$94,123	$94,373
Other intangibles	7,984	7,984
Total	$102,107	$102,357

NOTE E                 EARNINGS PER SHARE DATA

The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended
(in thousands)	January 30, 2011	January 24, 2010

Basic weighted-average shares outstanding	266,560	267,178

Dilutive potential common shares	5,180	3,534

Diluted weighted-average shares outstanding	271,740	270,712

For the three months ended January 30, 2011, and January 24, 2010, a total of 1.2 million and 7.5 million weighted average stock options, respectively, were not included in the computation of dilutive potential common shares since their inclusion would have had an antidilutive effect on earnings per share.

NOTE F                 COMPREHENSIVE INCOME

Components of comprehensive income, net of taxes, are:

	Three Months Ended
(in thousands)	January 30, 2011	January 24, 2010

Net earnings	$150,035	$112,269
Other comprehensive income (loss):
Deferred gain (loss) on hedging	12,181	(6,829)
Reclassification adjustment into net earnings	(3,265)	8,268
Foreign currency translation	130	1,147
Pension and post-retirement benefits	5,150	3,338
Other comprehensive income	14,196	5,924
Total comprehensive income	164,231	118,193
Comprehensive income attributable to noncontrolling interest	1,289	1,056
Comprehensive income attributable to Hormel Foods Corporation	$162,942	$117,137

The components of accumulated other comprehensive loss, net of tax, are as follows:

(in thousands)	January 30, 2011	October 31, 2010

Foreign currency translation	$8,899	$8,849
Pension & other benefits	(200,093)	(205,243)
Deferred gain on hedging	29,400	20,484
Accumulated other comprehensive loss	$(161,794)	$(175,910)

NOTE G                 INVENTORIES

Principal components of inventories are:

(in thousands)	January 30, 2011	October 31, 2010

Finished products	$412,486	$431,285
Raw materials and work-in-process	224,804	211,745
Materials and supplies	149,990	150,741
Total	$787,280	$793,771

NOTE H                 DERIVATIVES AND HEDGING

The Company uses hedging programs to manage price risk associated with commodity purchases.  These programs utilize futures contracts and swaps to manage the Company’s exposure to price fluctuations in the commodities markets.  Programs which are designated as hedges are highly effective in offsetting the changes in fair value or cash flows generated by the items hedged.  Programs that are no longer highly effective are de-designated as a hedge and any future gains or losses are included in the Company’s earnings on a mark-to market basis.

Cash Flow Hedges:  The Company utilizes corn and soybean meal futures to offset the price fluctuation in the Company’s future direct grain purchases, and has entered into various swaps to hedge the purchases of natural gas at certain plant locations.  The financial instruments are designated and accounted for as cash flow hedges, and the Company measures the effectiveness of the hedges on a regular basis.  Effective gains or losses related to these cash flow hedges are reported in accumulated other comprehensive loss and reclassified into earnings, through cost of products sold, in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  The Company typically does not hedge its grain or natural gas exposure beyond the next two upcoming fiscal years.  As of January 30, 2011, and October 31, 2010, the Company had the following outstanding commodity futures contracts and swaps that were entered into to hedge forecasted purchases:

Volume
Commodity	January 30, 2011	October 31, 2010
Corn	19.5 million bushels	21.1 million bushels
Soybean Meal	--	190,400 tons
Natural Gas	1.2 million MMBTU’s	1.6 million MMBTU’s

As of January 30, 2011, the Company had included in accumulated other comprehensive loss, hedging gains of $29.6 million (before tax) relating to these positions, compared to gains of $32.9 million (before tax) as of October 31, 2010.  The Company expects to recognize the majority of these gains over the next 12 months.

Fair Value Hedges:  The Company utilizes futures to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The intent of the program is to make the forward priced commodities cost nearly the same as cash market purchases at the date of delivery.  The futures contracts are designated and accounted for as fair value hedges, and the Company measures the effectiveness of the hedges on a regular basis.  Changes in the fair value of the futures contracts, along with the gain or loss on the hedged purchase commitment, are marked-to-market through earnings and are recorded on the Consolidated Statements of Financial Position as a current asset and liability, respectively.  Effective gains or losses related to these fair value hedges are recognized through cost of products sold in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  As of January 30, 2011, and October 31, 2010, the Company had the following outstanding commodity futures contracts designated as fair value hedges:

Volume
Commodity	January 30, 2011	October 31, 2010
Corn	13.7 million bushels	9.9 million bushels
Lean Hogs	1.3 million cwt	1.1 million cwt

Other Derivatives:  During fiscal years 2011 and 2010, the Company has held certain futures and options contract positions as part of a merchandising program and to manage the Company’s exposure to fluctuations in commodity markets.  The Company has not applied hedge accounting to these positions.  As of January 30, 2011, and October 31, 2010, the Company had the following outstanding futures and options contracts related to these programs:

Volume
Commodity	January 30, 2011	October 31, 2010
Corn	--	1.5 million bushels
Soybean Meal	36,700 tons	1,200 tons

Additionally, as of January 30, 2011, the Company has de-designated its soybean meal futures contracts that were previously designated as cash flow hedges, as these contracts are no longer highly effective.  Hedge accounting will no longer be applied to these contracts as of the date of de-designation.  As of January 30, 2011, there were 260,000 tons outstanding under these contracts, and the Company had included in accumulated other comprehensive loss, hedging gains of $17.7 million (before tax) relating to these positions.  The Company expects to recognize the majority of these gains over the next 12 months, and any future gains or losses related to these positions will be recognized in earnings as incurred.

Fair Values:  The fair values of the Company’s derivative instruments (in thousands) as of January 30, 2011, and October 31, 2010, were as follows:

		Fair Value (1)
	Location on Consolidated Statement of Financial Position	January 30, 2011	October 31, 2010
Asset Derivatives:
Derivatives Designated as Hedges:
Commodity contracts	Other current assets	$35,338	$54,395

Derivatives Not Designated as Hedges:
Commodity contracts	Other current assets	19,110	2,137

Total Asset Derivatives		$54,448	$56,532

Liability Derivatives:
Derivatives Designated as Hedges:
Commodity contracts	Accounts payable	$4,203	$6,390

Total Liability Derivatives		$4,203	$6,390

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

Derivative Gains and Losses:  Gains or losses (before tax, in thousands) related to the Company’s derivative instruments for the first quarter ended January 30, 2011, and January 24, 2010, were as follows:

	Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss (AOCL) (Effective Portion) (1)		Location on	Gain/(Loss) Reclassified from AOCL into Earnings (Effective Portion) (1)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (3)
	Three Months Ended		Consolidated	Three Months Ended		Three Months Ended
Cash Flow Hedges:	January 30, 2011	January 24, 2010	Statement of Operations	January 30, 2011	January 24, 2010	January 30, 2011	January 24, 2010
Commodity contracts	$ 19,590	$ (10,878)	Cost of products sold	$ 5,247	$ (11,563)	$ (3,081)	$ 490

	Location on	Gain/(Loss) Recognized in Earnings (Effective Portion) (4)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (5)
	Consolidated	Three Months Ended		Three Months Ended
Fair Value Hedges:	Statement of Operations	January 30, 2011	January 24, 2010	January 30, 2011	January 24, 2010
Commodity contracts	Cost of products sold	$ (2,543)	$ (571)	$ (122)	$ 108

	Location on Consolidated Statement of Operations	Gain/(Loss) Recognized in Earnings
Three Months Ended
Derivatives Not Designated as Hedges:		January 30, 2011	January 24, 2010
Commodity contracts	Cost of products sold	$ 416	$ 16

(1)  Amounts represent gains or losses in AOCL before tax.  See Note F — Comprehensive Income for the after tax impact of these gains or losses on net earnings.

(2)  There were no gains or losses excluded from the assessment of hedge effectiveness during the quarter.

(3)  There were no gains or losses resulting from the discontinuance of cash flow hedges during the quarter.  However, effective January 30, 2011, the Company has de-designated and discontinued hedge accounting for its soybean meal futures contracts.  At the date of de-designation of these hedges, gains of $17.7 million (before tax) were deferred in AOCL.  These gains will remain in AOCL until the hedged transactions occur or it is probable the hedged transactions will not occur.  Any future gains or losses related to these contracts will be recognized in earnings as incurred.

(4)  Losses on commodity contracts designated as fair value hedges were offset by a corresponding gain on the underlying hedged purchase commitment.

(5)  There were no gains or losses recognized as a result of a hedged firm commitment no longer qualifying as a fair value hedge during the quarter.

NOTE I                  FAIR VALUE MEASUREMENTS

Pursuant to the provisions of Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures (ASC 820), the Company measures certain assets and liabilities at fair value or discloses the fair value of certain assets and liabilities recorded at cost in the consolidated financial statements.  Fair value is calculated as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  ASC 820 establishes a fair value hierarchy which requires assets and liabilities measured at fair value to be categorized into one of three levels based on the inputs used in the valuation.  Assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement.  The three levels are defined as follows:

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of January 30, 2011, and October 31, 2010, and their level within the fair value hierarchy, are presented in the tables below.

	Fair Value Measurements at January 30, 2011
(in thousands)	Fair Value at January 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Cash equivalents (1)	$499,825	$499,825	$--	$
Short-term marketable securities (2)	50,719	1,714	49,005	--
Other trading securities (3)	109,508	49,670	59,838	--
Commodity derivatives (4)	10,282	10,282	--	--
Total Assets at Fair Value	$670,334	$561,491	$108,843	$--

Liabilities at Fair Value:
Commodity derivatives (4)	$4,203	$--	$4,203	$--
Deferred compensation (3)	42,006	14,510	27,496	--
Total Liabilities at Fair Value	$46,209	$14,510	$31,699	$--

	Fair Value Measurements at October 31, 2010
(in thousands)	Fair Value at October 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Cash equivalents (1)	$360,064	$360,064	$--	$--
Short-term marketable securities (2)	50,595	66	50,529	--
Other trading securities (3)	109,153	49,889	59,264	--
Commodity derivatives (4)	11,604	11,604	--	--
Total Assets at Fair Value	$531,416	$421,623	$109,793	$--

Liabilities at Fair Value:
Commodity derivatives (4)	$6,390	$--	$6,390	$--
Deferred compensation (3)	42,141	13,298	28,843	--
Total Liabilities at Fair Value	$48,531	$13,298	$35,233	$--

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

(3)                                  The Company also holds trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans.  The rabbi trust is included in other assets on the Consolidated Statements of Financial Position and is valued based on the underlying fair value of each fund held by the trust.  A portion of the funds held related to the supplemental executive retirement plans have been invested in fixed income funds managed by a third party.  The declared rate on these funds is set based on a formula using the yield of the general account investment portfolio that supports the fund, adjusted for expenses and other charges.  The rate is guaranteed for one year at issue, and may be reset annually on the policy anniversary, subject to a guaranteed minimum rate.  As the value is based on adjusted market rates, and the fixed rate is only reset on an annual basis, these funds are classified as Level 2.  The remaining funds held are also managed by a third party, and include equity securities, money market accounts, bond funds, or other portfolios for which there is an active quoted market.  Therefore these securities are classified as Level 1.  The related deferred compensation liabilities are included in other long-term liabilities on the Consolidated Statements of Financial Position and are valued based on the underlying investment selections held in each participant’s account.  Investment options generally mirror those funds held by the rabbi trust, for which there is an active quoted market.  Therefore these investment balances are classified as Level 1.  The Company also offers a fixed rate investment option to participants.  The rate earned on these investments is adjusted annually based on a specified percentage of the United States Internal Revenue Service (I.R.S.) Applicable Federal Rates in effect and therefore these balances are classified as Level 2.

(4)                                  The Company’s commodity derivatives represent futures contracts, option contracts, and swaps used in its hedging programs to offset price fluctuations associated with purchases of corn, soybean meal, and natural gas, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The Company’s futures and options contracts for corn and soybean meal are traded on the Chicago Board of Trade (CBOT), while futures contracts for lean hogs are traded on the Chicago Mercantile Exchange.  These are active markets with quoted prices available and therefore these contracts are classified as Level 1.  The Company’s natural gas swaps are settled based on quoted prices from the New York Mercantile Exchange.  As the swaps settle based on quoted market prices, but are not held directly with the exchange, the swaps are classified as Level 2.  All derivatives are reviewed for potential credit risk and risk of nonperformance.  The Company nets its derivative assets and liabilities, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract.  The net balance for each arrangement is included in other current assets or accounts payable, as appropriate, in the Consolidated Statements of Financial Position.  As of January 30, 2011, the Company has recognized the right to reclaim cash collateral of $3.1 million from, and the obligation to return cash collateral of $47.2 million to, various counterparties.  As of October 31, 2010, the Company had recognized the obligation to return cash collateral of $44.9 million to various counterparties.

The Company’s financial assets and liabilities also include cash, accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value.  The Company does not carry its long-term debt at fair value in its Consolidated Statements of Financial Position.  Based on borrowing rates available to the Company for long-term financing with similar terms and average maturities, the fair value of long-term debt (including current maturities), utilizing discounted cash flows, was $361.0 million as of January 30, 2011, and $371.8 million as of October 31, 2010.

In accordance with the provisions of ASC 820, the Company also measures certain nonfinancial assets and liabilities at fair value that are recognized or disclosed on a nonrecurring basis (e.g. goodwill, intangible assets, and property, plant and equipment).  During the first quarter ended January 30, 2011, and January 24, 2010, there were no material remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

NOTE J                 PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic benefit cost for pension and other post-retirement benefit plans consists of the following:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended		Three Months Ended
(in thousands)	January 30, 2011	January 24, 2010	January 30, 2011	January 24, 2010
Service cost	$6,052	$5,391	$542	$594
Interest cost	12,570	11,794	4,683	5,063
Expected return on plan assets	(15,747)	(13,522)
Amortization of prior service cost	(152)	(149)	1,119	1,099
Recognized actuarial loss (gain)	4,158	3,881	(1)	583
Net periodic cost	$6,881	$7,395	$6,343	$7,339

NOTE K                 INCOME TAXES

The amount of unrecognized tax benefits, including interest and penalties, at January 30, 2011, recorded in other long-term liabilities was $42.2 million, of which $29.7 million would impact the Company’s effective tax rate if recognized.  The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense, with $0.8 million included in expense in the first quarter of fiscal 2011.  The amount of accrued interest and penalties at January 30, 2011, associated with unrecognized tax benefits was $13.3 million.

The Company is regularly audited by federal and state taxing authorities.  During fiscal year 2010, the I.R.S. concluded its examination of the Company’s consolidated federal income tax returns for the fiscal years through 2007, and opened its examination for fiscal years 2008 and 2009.  The Company is in various stages of audit by several state taxing authorities on a variety of fiscal years, as far back as 1996.  While it is reasonably possible that one or more of these audits may be completed within the next 12 months and that the related unrecognized tax benefits may change, based on the status of the examinations it is not possible to reasonably estimate the effect of any amount of such change to previously recorded uncertain tax positions.

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

The Refrigerated Foods segment includes the Hormel Refrigerated operating segment and the Affiliated Business Units.  This segment consists primarily of the processing, marketing, and sale of branded and unbranded pork and beef products for retail, foodservice, and fresh product customers.  The Affiliated Business Units include the Farmer John, Burke Corporation, Dan’s Prize, Saag’s Products, Inc., and Precept Foods businesses.  Precept Foods, LLC, is a 50.01 percent owned joint venture between Hormel Foods Corporation and Cargill Meat Solutions Corporation, a wholly-owned subsidiary of Cargill, Incorporated.

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

Intersegment sales are recorded at prices that approximate cost and are eliminated in the Consolidated Statements of Operations.  The Company does not allocate investment income, interest expense, and interest income to its segments when measuring performance.  The Company also retains various other income and unallocated expenses at corporate.  Equity in earnings of affiliates is included in segment operating profit; however, earnings attributable to the Company’s noncontrolling interests are excluded.  These items are included below as net interest and investment expense (income), general corporate expense, and noncontrolling interest when reconciling to earnings before income taxes.

Sales and operating profits for each of the Company’s reportable segments and reconciliation to earnings before income taxes are set forth below. The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets. Therefore, the Company does not represent that these segments, if operated independently, would report the operating profit and other financial information shown below.

	Three Months Ended
(in thousands)	January 30, 2011	January 24, 2010

Sales to Unaffiliated Customers
Grocery Products	$276,899	$261,644
Refrigerated Foods	1,010,702	892,302
Jennie-O Turkey Store	364,517	319,951
Specialty Foods	191,345	186,942
All Other	78,095	66,608
Total	$1,921,558	$1,727,447

Intersegment Sales
Grocery Products	$0	$0
Refrigerated Foods	2,254	2,063
Jennie-O Turkey Store	27,258	21,325
Specialty Foods	42	19
All Other	0	0
Total	$29,554	$23,407
Intersegment elimination	(29,554)	(23,407)
Total	$0	$0

Net Sales
Grocery Products	$276,899	$261,644
Refrigerated Foods	1,012,956	894,365
Jennie-O Turkey Store	391,775	341,276
Specialty Foods	191,387	186,961
All Other	78,095	66,608
Intersegment elimination	(29,554)	(23,407)
Total	$1,921,558	$1,727,447

Segment Operating Profit
Grocery Products	$48,562	$54,170
Refrigerated Foods	96,134	70,188
Jennie-O Turkey Store	73,825	33,267
Specialty Foods	17,278	19,630
All Other	9,993	7,722
Total segment operating profit	$245,792	$184,977

Net interest and investment expense (income)	6,138	6,118
General corporate expense	11,252	10,363
Noncontrolling interest	1,209	1,062

Earnings before income taxes	$229,611	$169,558

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s Critical Accounting Policies, as disclosed in its Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

RESULTS OF OPERATIONS

Overview

The Company is a processor of branded and unbranded food products for retail, foodservice, and fresh product customers.  It operates in five reportable segments as described in Note L in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

A two-for-one split of the Company’s common stock was approved by the Company’s shareholders on January 31, 2011, and effected on February 1, 2011.  All shares and per share calculations for the current and prior year throughout the following discussion reflect the impact of this split.

The Company earned $0.55 per diluted share in the first quarter of fiscal 2011, an increase of 34.1 percent compared to $0.41 per diluted share in the first quarter of fiscal 2010.  Significant factors impacting the quarter were:

•                  Jennie-O Turkey Store reported an outstanding quarter, driven by favorable commodity meat margins and improved operational efficiencies.

•                  Refrigerated Foods also experienced strong results, as they continued to benefit from high pork operating margins.

•                  Grocery Products and Specialty Foods showed profit declines, resulting primarily from higher raw material input costs.

•                  All Other segment profit improved due to increased exports of fresh pork and the SPAM family of products.

Consolidated Results

Net earnings attributable to the Company for the first quarter of fiscal 2011 increased 33.8 percent to $148.8 million from $111.2 million in the same quarter of fiscal 2010.  Diluted earnings per share for the quarter increased to $0.55 from $0.41 last year.

Net sales for the first quarter of fiscal 2011 increased 11.2 percent to a record $1.92 billion from $1.73 billion in 2010.  Tonnage increased 3.7 percent to 1.24 billion lbs. for the first quarter compared to 1.20 billion lbs. in the same quarter of last year.  All five reporting segments of the Company experienced sales growth over the prior year first quarter, as the strong momentum generated toward the end of fiscal 2010 continued into the new fiscal year.  Increases in both commodity meat and value-added sales at Jennie-O Turkey Store provided a significant benefit to top-line results for the quarter, as did improved results across the Refrigerated Foods portfolio of retail and foodservice products.  Enhanced sales of core product lines within Grocery Products and higher export sales by the Company’s international business were also key contributors to the record results.

Gross profit for the first quarter of fiscal 2011 was $374.0 million compared to $318.4 million for the first quarter last year.  Gross profit as a percentage of net sales increased to 19.5 percent for the first quarter of fiscal 2011 from 18.4 percent in the same quarter of fiscal 2010.  Jennie-O Turkey Store experienced substantial margin growth over fiscal 2010, driven by favorable commodity meat margins, as well as operational and efficiency improvements across their business.  Continued favorable spreads between hog costs and primal values generated significant gains for the Company’s pork operations again in the first quarter, which more than offset the impact of higher input costs on the Company’s value-added businesses.  Although these higher hog costs and primal values are expected to continue in the near term, year-over-year pork operating margins throughout the balance of the fiscal year are not likely to remain as favorable as what was experienced in the first quarter.  Higher raw material costs also negatively impacted the Grocery Products and Specialty Foods segments during the first quarter, resulting in overall margin declines versus the comparable quarter of fiscal 2010.  Rising fuel costs are also expected to negatively impact margins across all segments of the Company during upcoming quarters.

Selling, general and administrative expenses for the first quarter of fiscal 2011 were $145.2 million compared to $145.5 million in the prior year.  Selling, general and administrative expenses as a percentage of net sales were 7.6 percent for the first quarter of fiscal 2011, compared to 8.4 percent for the first quarter of fiscal 2010, primarily reflecting the increased sales results.  Higher stock option expense was recorded in the first quarter of fiscal 2011, related to the vesting of options under the Universal Stock Option award granted to all employees in 2007, and brokerage expenses also increased compared to the prior year.  These expenses were offset by decreased professional services and travel related expenses during the quarter.  Following significant media campaigns in fiscal 2010, the Company’s advertising expenses also decreased slightly from the prior year first quarter.  However, advertising is expected to increase from first quarter levels as the year progresses due to additional campaigns planned for fiscal 2011 to continue support of the Company’s key brands.  The Company expects selling, general and administrative expenses to be approximately 8.0 percent of net sales for the remainder of fiscal 2011.

Equity in earnings of affiliates was $6.9 million for the first quarter of fiscal 2011 compared to $2.8 million last year.  Increased results from the Company’s 50 percent owned MegaMex joint venture and 40 percent owned Philippine joint venture, Purefoods-Hormel Company, drove the increase compared to fiscal 2010.

The effective tax rate for the first quarter of fiscal 2011 was 34.7 percent compared to 33.8 percent for the comparable period of fiscal 2010.  The higher rate for the first quarter is primarily due to net favorable discrete items in the first quarter of fiscal 2010 related to prior period state audit settlements.  The Company expects a full-year effective tax rate between 35.0 and 36.0 percent for fiscal 2011.

Segment Results

Net sales and operating profits for each of the Company’s reportable segments are set forth below.  The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets.  Therefore, the Company does not represent that these segments, if operated independently, would report the operating profit and other financial information shown below.  Additional segment financial information can be found in Note L of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

	Three Months Ended
(in thousands)	January 30, 2011	January 24, 2010	% Change
Net Sales
Grocery Products	$276,899	$261,644	5.8
Refrigerated Foods	1,010,702	892,302	13.3
Jennie-O Turkey Store	364,517	319,951	13.9
Specialty Foods	191,345	186,942	2.4
All Other	78,095	66,608	17.2
Total	$1,921,558	$1,727,447	11.2

Segment Operating Profit
Grocery Products	$48,562	$54,170	(10.4)
Refrigerated Foods	96,134	70,188	37.0
Jennie-O Turkey Store	73,825	33,267	121.9
Specialty Foods	17,278	19,630	(12.0)
All Other	9,993	7,722	29.4

Total segment operating profit	$245,792	$184,977	32.9
Net interest and investment expense (income)	6,138	6,118	0.3
General corporate expense	11,252	10,363	8.6
Noncontrolling interest	1,209	1,062	13.8

Earnings before income taxes	$229,611	$169,558	35.4

Grocery Products

The Grocery Products segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market.  This segment also includes the results from the Company’s MegaMex joint venture.

Grocery Products net sales and tonnage increased 5.8 percent and 5.2 percent, respectively, for the first quarter of fiscal 2011 compared to the same period in fiscal 2010.  Sales momentum was strong across several core product lines.  Gains on the SPAM family of products, Hormel chili, Hormel Mary Kitchen hash, and Hormel bacon toppings all contributed to the top-line improvement compared to the prior year first quarter.  Sales results for products under the new MegaMex joint venture also increased significantly, reflecting expanded distribution and successful advertising and promotional initiatives.

Segment profit for Grocery Products decreased 10.4 percent for the first quarter compared to prior year results.  The higher pork and beef raw material input costs experienced in the latter half of fiscal 2010 continued into fiscal 2011, and reduced profitability across much of the Grocery Products portfolio.  Product lines most notably impacted included the SPAM family of products, hash and stew items, and bacon toppings.  Reductions in selling and marketing expenses were able to partially offset the higher input costs during the first quarter.  Increased equity in earnings results from the MegaMex joint venture also benefitted profit results compared to the prior year, reflecting improved sales and the addition of Don Miguel Foods in the fourth quarter of fiscal 2010.

The Company expects that higher input costs will continue to negatively impact margins for Grocery Products in upcoming quarters.  Pricing advances have recently been taken on certain core product lines, with additional actions being pursued for the second quarter, which should mitigate a portion of the higher costs as the year progresses.

Refrigerated Foods

The Refrigerated Foods segment includes the Hormel Refrigerated operating segment and the Affiliated Business Units.  This segment consists primarily of the processing, marketing, and sale of branded and unbranded pork and beef products for retail, foodservice, and fresh product customers.  The Affiliated Business Units include the Farmer John, Burke Corporation, Dan’s Prize, Saag’s Products, Inc., and Precept Foods businesses.  Precept Foods, LLC, is a 50.01 percent owned joint venture between Hormel Foods Corporation and Cargill Meat Solutions Corporation, a wholly-owned subsidiary of Cargill, Incorporated.

Net sales and tonnage for the Refrigerated Foods segment increased 13.3 percent and 1.8 percent, respectively, for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010.  Strong top-line growth was reported by both the retail and foodservice divisions, as well as the Affiliated Business Units, compared to the prior year first quarter.

Value-added sales growth within the Meat Products business unit was notable in the first quarter, with Hormel party trays, Hormel bacon, Hormel retail pepperoni, and Hormel Always Tender flavored meats all increasing significantly from the prior year first quarter.  Hormel refrigerated entrees also showed a double-digit increase, aided by the co-marketing of these items with the newly integrated Country Crock® side dishes.  The side dishes are now being co-branded with the Hormel brand on the label as well, to enhance the consumer connection to the entrees, with favorable response to date.  Country Crock® remains a registered trademark of the Unilever Group of Companies and is being used under license.  Within the Foodservice business unit, sales of Natural Choice deli meats, Café H ethnic meats and Austin Blues barbeque products were also particularly strong, continuing the momentum gained toward the end of fiscal 2010.

Segment profit for Refrigerated Foods increased 37.0 percent for the first quarter compared to the prior year.  The Company processed 2.43 million hogs in the first quarter of fiscal 2011, up from 2.36 million hogs in the first quarter of the prior year, as favorable market conditions and adequate supply created advantageous harvest opportunities.  The unusually favorable spreads between hog costs and primal values experienced throughout the latter half of fiscal 2010 continued into the new fiscal year, resulting in a substantial increase in pork operating results on a year-over-year basis for the first quarter.  However, the continued high pork primal values also continued to pressure margins for the Company’s value-added businesses, and countered the benefit of volume and sales gains on the bottom-line.

Pork operating margins have been volatile in recent weeks.  The Company still expects some benefit compared to fiscal 2010 for the first half of the year, but then a decrease in the latter half.  Primal values are also expected to remain at elevated levels, and pricing initiatives have been implemented for the second quarter across a broad range of products within Refrigerated Foods to mitigate a portion of the raw material increases.  Looking forward, the current and anticipated future increases in food and fuel costs will likely challenge our Foodservice business unit during the remainder of fiscal 2011 as restaurant traffic is impacted.

Jennie-O Turkey Store

The Jennie-O Turkey Store (JOTS) segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for retail, foodservice, and fresh product customers.

JOTS net sales and tonnage increased 13.9 percent and 4.9 percent, respectively, for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010.  Commodity meat sales increased substantially as the Company was able to capitalize on favorable commodity pricing throughout the first quarter.  Media campaigns launched during the latter half of fiscal 2010 also continued to be successful in generating incremental volume for JOTS entering fiscal 2011, with value-added sales up 9.0 percent compared to the prior year.

Segment profit for JOTS increased 121.9 percent for the first quarter of fiscal 2011 compared to the prior year.  Favorable commodity meat margins were a key driver of the increase, resulting from increased volumes and improved pricing.  Continued operational and efficiency gains throughout the entire supply chain for JOTS have also contributed to the exceptional profit results compared to fiscal 2010.  Increased value-added sales and favorable hedge positions have further enhanced margin results entering fiscal 2011.

As noted, JOTS remains focused on growing its value-added businesses.  During the first quarter, notable growth was achieved on Jennie-O Turkey Store turkey burgers, turkey bacon, and fresh tray pack items.  The Company intends to continue advertising support for the Jennie-O Turkey Store brand during fiscal 2011, which should continue to enhance top-line results.

Commodity meat prices continue to be excellent entering the second quarter, indicating an overall favorable industry balance between supply and demand.  However, the industry continues to place more poults, which is a concern for later in fiscal 2011.  Recent grain price increases have been tempered by the Company’s hedge positions to date, but the higher costs and continued grain price volatility that are being predicted will be a challenge during the remainder of the fiscal year.  Rising fuel costs may also negatively impact results going forward.  These market conditions will likely create difficulty for the latter half of fiscal 2011 in exceeding the strong results reported in the prior year.

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

Specialty Foods net sales and tonnage increased 2.4 percent and 7.2 percent, respectively, compared to the same quarter of fiscal 2010.  Sales gains were primarily due to increased sales of sugar and blended items at DCB, which offset declines in sugar substitutes.  Tonnage growth outpacing sales primarily reflects a larger percentage of toll-based contract manufacturing business at CFI during fiscal 2011, compared to the prior year.

Segment profit for Specialty Foods decreased 12.0 percent compared to the prior year first quarter.  Reduced contract packaging sales negatively impacted segment profit results for HSP, and high raw material costs reduced margins across several key product categories.  DCB also continued to be impacted by rising raw material costs.  Pricing initiatives for both of these business units will be effective in upcoming quarters, and should help to protect margin results for Specialty Foods.  Changes in product mix, including lower than expected sales of nutritional jars, also resulted in profit declines for CFI during the first quarter.

All Other

The All Other segment includes the Hormel Foods International (HFI) operating segment, which manufactures, markets, and sells Company products internationally.  This segment also includes the results from the Company’s international joint ventures and miscellaneous corporate sales.

All Other net sales increased 17.2 percent for the first quarter of fiscal 2011 compared to the same quarter of fiscal 2010.   Strong export sales for HFI, including the SPAM family of products and fresh pork, drove the top-line increase.  Following declines in fiscal 2010, segment profit also improved in the first quarter of fiscal 2011, increasing 29.4 percent compared to prior year results.  The increased sales, favorable currency rates, and improved results from the Company’s international joint ventures all contributed to the profit gains and were able to offset higher input and freight costs experienced during the first quarter.  Improved pork margins were also beneficial entering fiscal 2011, compared to the prior year when the weak global economy was having a negative impact on results.  The Company anticipates that the higher input and freight costs will continue as the year progresses.  Strong sales momentum and pricing initiatives effective in the second quarter should help to mitigate the impact of these higher costs on margin results for HFI.

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

Net interest and investment income for the first quarter of fiscal 2011 was a net expense of $6.1 million, even with the first quarter of fiscal 2010.  Lower returns on the Company’s rabbi trust for supplemental executive retirement plans and deferred income plans were offset by increased interest income during the quarter.  Interest expense of $6.6 million for the first quarter was also comparable to the prior year.  The Company anticipates that interest expense will approximate $20.0 to $23.0 million for fiscal 2011.

General corporate expense for the first quarter of fiscal 2011 was $11.3 million compared to $10.4 million for the comparable period of fiscal 2010.  Higher expense related to the vesting of options under the Universal Stock Option award granted to all employees in 2007 was partially offset by reduced pension and insurance expenses compared to the prior year.

Net earnings attributable to the Company’s noncontrolling interests were $1.2 million for the first quarter of fiscal 2011, compared to $1.1 million in the first quarter of fiscal 2010.  The slight increase reflects improved performance from the Company’s Precept Foods business, while results from its China operations remained flat compared to the prior year.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions that was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $598.8 million at the end of the first quarter of fiscal year 2011 compared to $449.1 million at the end of the comparable fiscal 2010 period.

Cash provided by operating activities was $165.3 million in the first quarter of fiscal 2011 compared to $113.9 million in the same period of fiscal 2010.  Increased earnings were the primary driver of the increase, in addition to favorable overall changes in working capital balances and a $4.0 million dividend received from the Company’s Philippine joint venture.

Cash used in investing activities decreased slightly to $18.5 million in the first quarter of fiscal 2011 from $18.6 million in the comparable quarter of fiscal 2010.  Increased outflows related to capital expenditures and acquisitions were offset by inflows generated from the Company’s affiliates.  The Company currently estimates its fiscal 2011 capital expenditures to be approximately $120.0 to $130.0 million.

Cash used in financing activities was $15.8 million in the first quarter of fiscal 2011 compared to $31.5 million in the same period of fiscal 2010.  The Company used $13.7 million for common stock repurchases in the first quarter of fiscal 2011, compared to $16.1 million in the same period of the prior year.  For additional information pertaining to the Company’s share repurchase plans or programs, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”  Increased financing cash flows of approximately $18.5 million were generated from the Company’s stock option plans in fiscal 2011, primarily due to the vesting of options under the Universal Stock Option award granted to all employees in 2007.  Offsetting a portion of those proceeds was a $3.0 million proportional distribution to the Company’s noncontrolling interest during the first quarter of fiscal 2011, which had not occurred in first quarter of the prior year.

Cash dividends paid to the Company’s shareholders also continue to be a significant financing activity for the Company.  Dividends paid in the first quarter of 2011 were $27.9 million compared to $25.4 million in the comparable period of fiscal 2010.  For fiscal 2011, the annual dividend rate has been increased to $0.51 per share, representing the 45th consecutive annual dividend increase.  The Company has paid dividends for 330 consecutive quarters and expects to continue doing so.

The Company’s long-term debt balance of $350.0 million was reclassified to current maturities during fiscal 2010, and is scheduled to be repaid during the third quarter of fiscal 2011.  The Company is currently investigating opportunities to replace a portion of the long-term debt that will mature.  The Company is required, by certain covenants in its debt agreements, to maintain specified levels of financial ratios and financial position.  At the end of the first quarter of fiscal 2011, the Company was in compliance with all of these debt covenants.

Cash flows from operating activities continue to provide the Company with its principal source of liquidity.  The Company does not anticipate a significant risk to cash flows from this source in the foreseeable future because the Company operates in a relatively stable industry and has strong brands across many product lines.

The Company’s priorities for uses of cash remain investing in the business and returning value to its shareholders, as evidenced by a lengthy history of dividend increases. Capital spending to enhance current operations and additional share repurchases will also be evaluated throughout fiscal 2011.  Given the Company’s consistently strong cash balance, it is also well positioned to take advantage of strategic acquisitions, and will continue to pursue opportunities in that area.

Contractual Obligations and Commercial Commitments

The Company records income taxes in accordance with the provisions of ASC 740, Income Taxes.  The Company is unable to determine its contractual obligations by year related to this pronouncement, as the ultimate amount or timing of settlement of its reserves for income taxes cannot be reasonably estimated.  The total liability for unrecognized tax benefits, including interest and penalties, at January 30, 2011, was $42.2 million.

There have been no other material changes to the information regarding the Company’s future contractual financial obligations that was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Hog Markets:  The Company’s earnings are affected by fluctuations in the live hog market.  To minimize the impact on earnings, and to ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods up to 10 years.  Purchased hogs under contract accounted for 96 percent and 94 percent of the total hogs purchased by the Company during the first quarter of fiscal 2011 and 2010, respectively.  The majority of these contracts use market-based formulas based on hog futures, hog primal values, or industry reported hog markets.  Under normal, long-term market conditions, changes in the cash hog market are offset by proportional changes in primal values.  Therefore, a hypothetical 10 percent change in the cash hog market would have had an immaterial effect on the Company’s results of operations.

Certain procurement contracts allow for future hog deliveries (firm commitments) to be forward priced.  The Company generally hedges these firm commitments by using hog futures contracts.  These futures contracts are designated and accounted for as fair value hedges.  The change in the market value of such futures contracts is highly effective at offsetting changes in price movements of the hedged item, and the Company evaluates the effectiveness of the contracts on a regular basis.  Changes in the fair value of the futures contracts, along with the gain or loss on the firm commitment, are marked-to-market through earnings and are recorded on the Consolidated Statements of Financial Position as a current asset and liability, respectively.  The fair value of the Company’s open futures contracts as of January 30, 2011, was $(14.7) million compared to $0.6 million as of October 31, 2010.

The Company measures its market risk exposure on its hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in market prices.  A 10 percent increase in market prices would have negatively impacted the fair value of the Company’s January 30, 2011, open contracts by $12.0 million, which in turn would lower the Company’s future cost of purchased hogs by a similar amount.

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

To reduce the Company’s exposure to changes in grain prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future direct grain purchases.  This program utilizes corn and soybean meal futures, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value with an unrealized gain of $50.6 million, before tax, on the Consolidated Statement of Financial Position as of January 30, 2011, compared to an unrealized gain of $46.4 million, before tax, as of October 31, 2010.

The Company measures its market risk exposure on its grain futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain.  A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s January 30, 2011, open grain contracts by $21.0 million, which in turn would lower the Company’s future cost on purchased grain by a similar amount.

Natural Gas:  Production costs at the Company’s plants and feed mills are also subject to fluctuations in fuel costs.  To reduce the Company’s exposure to changes in natural gas prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future natural gas purchases.  This program utilizes natural gas swaps, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value with an unrealized loss of $4.2 million, before tax, on the Consolidated Statement of Financial Position as of January 30, 2011, compared to an unrealized loss of $6.4 million, before tax, as of October 31, 2010.

The Company measures its market risk exposure on its natural gas contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for natural gas.  A 10 percent decrease in the market price for natural gas would have negatively impacted the fair value of the Company’s January 30, 2011, open natural gas contracts by $0.5 million, which in turn would lower the Company’s future cost on natural gas purchases by a similar amount.

Long-Term Debt:  A principal market risk affecting the Company is the exposure to changes in interest rates on the Company’s fixed-rate, long-term debt.  Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $0.1 million.  The fair value of the Company’s long-term debt (including current maturities) was estimated using discounted future cash flows based on the Company’s incremental borrowing rate for similar types of borrowing arrangements.

Investments:  The Company holds trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans, and as part of an investment portfolio.  As of January 30, 2011, the balance of these securities totaled $160.2 million.  A portion of these securities represent fixed income funds.  The Company is subject to market risk due to fluctuations in the value of the remaining investments, as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis.  A 10 percent decline in the value of the investments not held in fixed income funds would have a direct negative impact to the Company’s pretax earnings of approximately $10.0 million, while a 10 percent increase in value would have a positive impact of the same amount.

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

(b)               Internal Controls.

During the first quarter of fiscal year 2011, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The food products manufacturing industry is subject to the risks posed by:

■                food spoilage;

■                food contamination caused by disease-producing organism or pathogens, such as Listeria monocytogenes, Salmonella, and pathogenic E coli.;

■                food allergens;

■                nutritional and health-related concerns;

■                federal, state, and local food processing controls;

■                consumer product liability claims;

■                product tampering; and

■                the possible unavailability and/or expense of liability insurance.

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

The recent volatility in financial markets and the deterioration of national and global economic conditions could impact the Company’s operations as follows:

■                The financial stability of our customers and suppliers may be compromised, which could result in additional bad debts for the Company or non-performance by suppliers; and

■                The value of our investments in debt and equity securities may decline, including most significantly the Company’s trading securities held in an investment portfolio and as part of a rabbi trust to fund supplemental executive retirement plans and deferred income plans, and the Company’s assets held in pension plans.

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

The live hog industry has evolved to very large, vertically integrated, year-round confinement operations operating under long-term supply agreements.  This has resulted in fewer hogs being available on the cash spot market.  Additionally, overall hog production in the U.S. has declined.  The decrease in the supply of hogs could diminish the utilization of harvest and production facilities and increase the cost of the raw materials they produce.  Consequently, the Company uses long-term supply contracts to ensure a stable supply of raw materials while minimizing extreme fluctuations in costs over the long term.  This may result, in the short term, in costs for live hogs that are higher than the cash spot market depending on the relationship of the cash spot market to contract prices.  Market-based pricing on certain product lines, and lead time required to implement pricing adjustments, may prevent all or part of these cost increases from being recovered, and these higher costs could adversely affect our short-term financial results.

Jennie-O Turkey Store raises turkeys and also contracts with turkey growers to meet its raw material requirements for whole birds and processed turkey products.  Additionally, the Company owns various hog raising facilities that supplement its supply of raw materials.  Results in these operations are affected by the cost and supply of feed grains, which fluctuate due to climate conditions, production forecasts, and supply and demand conditions at local, regional, national, and worldwide levels.  The Company attempts to manage some of its short-term exposure to fluctuations in feed prices by forward buying, using futures contracts, and pursuing pricing advances.  However, these strategies may not be adequate to overcome sustained increases in market prices due to alternate uses for feed grains or other changes in these market conditions.

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

The Company faces competition from producers of alternative meats and protein sources, including beef, chicken, and fish.  The bases on which the Company competes include:

■                price;

■                product quality;

■                brand identification;

■                breadth of product line; and

■                customer service.

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

The Company has approximately 19,300 domestic and foreign employees, of which approximately 5,500 are represented by labor unions, principally the United Food and Commercial Workers’ Union.  A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities that results in work slowdowns or stoppages could harm the Company’s financial results.  Union contracts at the Company’s facilities in Algona, Iowa; Atlanta, Georgia; Austin, Minnesota; Beloit, Wisconsin; Fremont, Nebraska; and San Leandro, California will expire during fiscal 2011, covering a combined total of approximately 3,300 employees.  Negotiations at these facilities have not yet been initiated.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the First Quarter of Fiscal 2011

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
November 1, 2010 – December 5, 2010	-		-	8,829,000
December 6, 2010 – January 2, 2011	230,000	$ 25.62	230,000	8,599,000
January 3, 2011 – January 30, 2011	310,000	25.28	310,000	8,289,000
Total	540,000	$ 25.43	540,000

1On May 26, 2010, the Company announced that its Board of Directors had authorized the Company to repurchase up to 5,000,000 shares of common stock with no expiration date.  On November 22, 2010, the Board of Directors authorized a two-for-one split of the Company’s common stock.  As part of the resolution to approve that stock split, the number of shares remaining to be repurchased was adjusted proportionately.  The stock split was subsequently approved by shareholders at the Company’s Annual Meeting on January 31, 2011, and effected on February 1, 2011.  All numbers in the table above reflect the impact of this stock split.

Item 6.  Exhibits

3.1	Restated Certificate of Incorporation of Hormel Foods Corporation, as amended February 1, 2011

31.1	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORMEL FOODS CORPORATION
(Registrant)

Date: March 11, 2011	By	/s/ JODY H. FERAGEN
JODY H. FERAGEN
Executive Vice President, Chief Financial Officer, and Director
(Principal Financial Officer)

Date: March 11, 2011	By	/s/ JAMES N. SHEEHAN
JAMES N. SHEEHAN
Vice President and Controller
(Principal Accounting Officer)