Form 10-Q
period 2011-05-01
HORMEL FOODS CORP /DE/
filed 2011-06-10
CIK 48465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2011

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 5, 2011
Common Stock	$.0293 par value	267,207,133
Common Stock Non-Voting	$.01 par value	-0-

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In Thousands of Dollars)

	May 1,	October 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$913,704	$467,845
Short-term marketable securities	51,002	50,595
Accounts receivable	405,792	430,939
Inventories	810,388	793,771
Income taxes receivable	4,187	8,525
Deferred income taxes	71,438	70,703
Prepaid expenses	12,756	12,153
Other current assets	17,937	23,635
TOTAL CURRENT ASSETS	2,287,204	1,858,166

DEFERRED INCOME TAXES	53,534	72,426

GOODWILL	630,707	629,023

OTHER INTANGIBLES	136,603	141,522

PENSION ASSETS	64,128	61,272

INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	222,817	214,389

OTHER ASSETS	150,903	155,017

PROPERTY, PLANT AND EQUIPMENT
Land	55,647	54,017
Buildings	738,892	729,718
Equipment	1,373,275	1,358,237
Construction in progress	43,971	45,283
	2,211,785	2,187,255
Less allowance for depreciation	(1,306,264)	(1,265,152)
	905,521	922,103

TOTAL ASSETS	$4,451,417	$4,053,918

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In Thousands of Dollars)

	May 1,	October 31,
	2011	2010
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$277,116	$361,287
Accrued expenses	45,559	46,408
Accrued workers compensation	33,709	33,022
Accrued marketing expenses	89,947	76,552
Employee related expenses	156,962	187,116
Taxes payable	8,587	9,339
Interest and dividends payable	44,056	37,489
Current maturities of long-term debt	350,000	350,000
TOTAL CURRENT LIABILITIES	1,005,936	1,101,213

LONG-TERM DEBT, LESS CURRENT MATURITIES	250,000	0

PENSION AND POST-RETIREMENT BENEFITS	457,057	454,998

OTHER LONG-TERM LIABILITIES	95,176	91,068

SHAREHOLDERS’ INVESTMENT *
Preferred stock, par value $.01 a share—authorized 160,000,000 shares; issued—none
Common stock, non-voting, par value $.01 a share—authorized 400,000,000 shares; issued—none
Common stock, par value $.0293 a share—authorized 800,000,000 shares;
issued 267,418,190 shares May 1, 2011
issued 265,963,080 shares October 31, 2010	7,835	7,793
Additional paid-in capital	19,963	0
Accumulated other comprehensive loss	(149,099)	(175,910)
Retained earnings	2,759,116	2,568,774
HORMEL FOODS CORPORATION SHAREHOLDERS’ INVESTMENT	2,637,815	2,400,657
NONCONTROLLING INTEREST	5,433	5,982
TOTAL SHAREHOLDERS’ INVESTMENT	2,643,248	2,406,639

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$4,451,417	$4,053,918

* Shares and par values have been restated, as appropriate, to reflect the two-for-one stock split effected February 1, 2011.

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	May 1, 2011	April 25, 2010*	May 1, 2011	April 25, 2010*

Net sales	$1,959,041	$1,699,782	$3,880,599	$3,427,229
Cost of products sold	1,632,814	1,419,315	3,180,367	2,828,375
GROSS PROFIT	326,227	280,467	700,232	598,854

Selling, general and administrative	160,136	146,782	305,297	292,314

Equity in earnings of affiliates	6,672	3,952	13,577	6,773

OPERATING INCOME	172,763	137,637	408,512	313,313

Other income and expense:
Interest and investment income	1,972	1,423	2,413	1,866
Interest expense	(7,187)	(6,574)	(13,766)	(13,135)

EARNINGS BEFORE INCOME TAXES	167,548	132,486	397,159	302,044

Provision for income taxes	56,846	53,951	136,422	111,240

NET EARNINGS	110,702	78,535	260,737	190,804
Less: Net earnings attributable to noncontrolling interest	1,123	673	2,332	1,735
NET EARNINGS ATTRIBUTABLE TO HORMEL FOODS CORPORATION	$109,579	$77,862	$258,405	$189,069

NET EARNINGS PER SHARE:
BASIC	$0.41	$0.29	$0.97	$.71
DILUTED	$0.40	$0.29	$0.95	$.70

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	267,207	267,187	266,868	267,182
DILUTED	272,847	271,157	272,293	270,941

DIVIDENDS DECLARED PER SHARE:	$0.1275	$0.1050	$0.2550	$0.2100

* Shares and per share figures have been restated to reflect the two-for-one stock split effected February 1, 2011.

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Hormel Foods Corporation Shareholders
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment

Balance at October 25, 2009	$7,828	$0	$0	$2,318,390	$(203,610)	$1,713	$2,124,321
Comprehensive income
Net earnings				395,587		4,189	399,776
Foreign currency translation					5,468	80	5,548
Deferred hedging, net of reclassification adjustment					33,372		33,372
Pension and other benefits					(11,140)		(11,140)
Comprehensive income						4,269	427,556
Purchases of common stock		(69,574)					(69,574)
Stock-based compensation expense			14,402				14,402
Exercise of stock options/nonvested shares	65	(308)	22,007				21,764
Shares retired	(100)	69,882	(36,409)	(33,373)			0
Declared cash dividends — $.42 per share*				(111,830)			(111,830)
Balance at October 31, 2010	$7,793	$0	$0	$2,568,774	$(175,910)	$5,982	$2,406,639
Comprehensive income
Net earnings				258,405		2,332	260,737
Foreign currency translation					2,218	119	2,337
Deferred hedging, net of reclassification adjustment					16,292		16,292
Pension and other benefits					8,301		8,301
Comprehensive income						2,451	287,667
Purchases of common stock		(34,718)					(34,718)
Stock-based compensation expense			12,242				12,242
Exercise of stock options/nonvested shares	81	(150)	42,550				42,481
Shares retired	(39)	34,868	(34,829)				0
Distribution to noncontrolling interest						(3,000)	(3,000)
Declared cash dividends — $.255 per share				(68,063)			(68,063)
Balance at May 1, 2011	$7,835	$0	$19,963	$2,759,116	$(149,099)	$5,433	$2,643,248

* Per share figures have been restated to reflect the two-for-one stock split effected February 1, 2011.

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(Unaudited)

	Six Months Ended
	May 1, 2011	April 25, 2010
OPERATING ACTIVITIES
Net earnings	$260,737	$190,804
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	57,362	56,261
Amortization of intangibles	4,919	5,210
Equity in earnings of affiliates, net of dividends	(9,546)	(6,773)
Provision for deferred income taxes	(3,187)	3,887
(Gain) Loss on property/equipment sales and plant facilities	(53)	57
Non-cash investment activities	(478)	(624)
Stock-based compensation expense	12,242	9,186
Excess tax benefit from stock-based compensation	(10,255)	(6,330)
Other	0	6,595
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	25,147	15,932
Increase in inventories	(16,617)	(47,330)
Decrease (Increase) in prepaid expenses and other current assets	45,924	(2,730)
Increase in pension and post-retirement benefits	12,579	14,916
Decrease in accounts payable and accrued expenses	(102,855)	(59,723)
NET CASH PROVIDED BY OPERATING ACTIVITIES	275,919	179,338

INVESTING ACTIVITIES
Net sale (purchase) of trading securities	5,000	(50,000)
Acquisitions of businesses/intangibles	(7,207)	(28,144)
Purchases of property/equipment	(35,892)	(40,124)
Proceeds from sales of property/equipment	2,171	2,369
Decrease (Increase) in investments, equity in affiliates, and other assets	3,465	(31,145)
NET CASH USED IN INVESTING ACTIVITIES	(32,463)	(147,044)

FINANCING ACTIVITIES
Proceeds from long-term debt, net	247,657	0
Dividends paid on common stock	(61,925)	(53,400)
Share repurchase	(34,718)	(29,826)
Proceeds from exercise of stock options	43,764	14,201
Excess tax benefit from stock-based compensation	10,255	6,330
Distribution to noncontrolling interest	(3,000)	0
Other	370	330
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	202,403	(62,365)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	445,859	(30,071)
Cash and cash equivalents at beginning of year	467,845	385,252
CASH AND CASH EQUIVALENTS AT END OF QUARTER	$913,704	$355,181

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

Unless otherwise noted, all prior year share amounts and per share calculations throughout this Quarterly Report on Form 10-Q have been restated to reflect the impact of this split, and to provide data on a basis comparable to fiscal 2011.  Such restatements include calculations regarding the Company’s weighted-average shares, earnings per share, and dividends per share, as well as disclosures regarding the Company’s stock-based compensation plans and share repurchase activity.

Investments

The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans, which is included in other assets on the Consolidated Statements of Financial Position.  The securities held by the trust are classified as trading securities.  Therefore, unrealized gains and losses associated with these investments are included in the Company’s earnings.  Gains related to securities held by the trust were $1.4 million and $1.8 million for the second quarter and six months ended May 1, 2011, respectively, compared to gains of $1.7 million and $2.5 million for the second quarter and six months ended April 25, 2010.  The Company has transitioned the majority of this portfolio to more fixed return investments to reduce the exposure to volatility in equity markets going forward.

The Company also holds securities as part of an investment portfolio, which are classified as short-term marketable securities on the Consolidated Statements of Financial Position.  These investments are also trading securities.  Therefore, unrealized gains and losses are included in the Company’s earnings.  The Company recorded a gain of $0.3 million and $0.4 million related to these investments during the second quarter and six months ended May 1, 2011, respectively, and an immaterial gain for both the second quarter and six months ended April 25, 2010.

Supplemental Statement of Operations Information

Net earnings for the second quarter and six months ended April 25, 2010, included two non-recurring charges recorded by the Company.  During the second quarter of fiscal 2010, the Company made the decision to close its Valley Fresh plant in Turlock, California.  A write-down of fixed assets and the recording of employee related costs resulted in a charge to net earnings of $6.3 million ($0.02 per diluted share).  Health care laws enacted in fiscal 2010 also required the Company to reduce the value of its deferred tax assets as a result of a change to the tax treatment of Medicare Part D subsidies.  As a result, the Company recorded a charge of $7.1 million ($0.03 per diluted share) to income tax expense during the second quarter of fiscal 2010, primarily related to these new health care laws.

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

A reconciliation of the number of options outstanding and exercisable (in thousands) as of May 1, 2011, and changes during the six months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 31, 2010	22,048	$16.47
Granted	2,648	24.95
Exercised	(3,673)	15.42
Forfeitures	(16)	18.71
Outstanding at May 1, 2011	21,007	$17.72	6.0 years	$245,517
Exercisable at May 1, 2011	14,698	$16.46	4.9 years	$190,365

The weighted-average grant date fair value of stock options granted, and the total intrinsic value of options exercised (in thousands) during the second quarter and first six months of fiscal years 2011 and 2010, are as follows:

	Three Months Ended		Six Months Ended
	May 1, 2011	April 25, 2010	May 1, 2011	April 25, 2010
Weighted-average grant date fair value	$5.67	$4.77	$5.54	$4.55
Intrinsic value of exercised options	$20,648	$9,451	$39,187	$19,225

The fair value of each option award is calculated on the date of grant using the Black-Scholes valuation model utilizing the following weighted-average assumptions.

	Three Months Ended		Six Months Ended
	May 1, 2011	April 25, 2010	May 1, 2011	April 25, 2010
Risk-Free Interest Rate	3.2%	3.6%	3.0%	3.4%
Dividend Yield	2.0%	2.2%	2.0%	2.2%
Stock Price Volatility	21.0%	22.0%	21.0%	22.0%
Expected Option Life	8 years	8 years	8 years	8 years

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

The Company’s nonvested shares granted on or before September 26, 2010, vest after five years or upon retirement.  Nonvested shares granted after September 26, 2010, vest after one year.  A reconciliation of the nonvested shares (in thousands) as of May 1, 2011, and changes during the six months then ended, is as follows:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at October 31, 2010	206	$18.13
Granted	45	24.84
Vested	(20)	16.77
Nonvested at May 1, 2011	231	$19.55

The weighted-average grant date fair value of nonvested shares granted, the total fair value (in thousands) of nonvested shares granted, and the fair value (in thousands) of shares that have vested during the first six months of fiscal years 2011 and 2010, are as follows:

	Six Months Ended
	May 1, 2011	April 25, 2010
Weighted-average grant date fair value	$24.84	$19.56
Fair value of nonvested shares granted	$1,118	$978
Fair value of shares vested	$335	$189

Stock-based compensation expense, along with the related income tax benefit, for the second quarter and first six months of fiscal years 2011 and 2010 are presented in the table below.

	Three Months Ended		Six Months Ended
	May 1, 2011	April 25, 2010	May 1, 2011	April 25, 2010
(in thousands)
Stock-based compensation expense recognized	$4,002	$3,824	$12,242	$9,186
Income tax benefit recognized	(1,520)	(1,465)	(4,650)	(3,520)
After-tax stock-based compensation expense	$2,482	$2,359	$7,592	$5,666

At May 1, 2011, there was $17.1 million of total unrecognized compensation expense from stock-based compensation arrangements granted under the plans.  This compensation is expected to be recognized over a weighted-average period of approximately 2.9 years.  During the second quarter and six months ended May 1, 2011, cash received from stock option exercises was $19.8 million and $43.8 million, respectively, compared to $7.8 million and $14.2 million for the second quarter and six months ended April 25, 2010.  The total tax benefit to be realized for tax deductions from these option exercises for the second quarter and six months ended May 1, 2011, was $7.9 million and $14.9 million, respectively, compared to $3.7 million and $7.4 million in the comparable periods in fiscal 2010.

Shares issued for option exercises and nonvested shares may be either authorized but unissued shares, or shares of treasury stock acquired in the open market or otherwise.

NOTE D                                                  GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the six months ended May 1, 2011, is presented in the table below.  There were no changes in the carrying amount during the second quarter of fiscal 2011.

	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	All Other	Total
(in thousands)
Balance as of October 31, 2010	$123,316	$94,791	$203,214	$207,028	$674	$629,023
Goodwill acquired	—	1,684	—	—	—	1,684
Balance as of May 1, 2011	$123,316	$96,475	$203,214	$207,028	$674	$630,707

The gross carrying amount and accumulated amortization for definite-lived intangible assets are presented in the table below.

	May 1, 2011		October 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(in thousands)
Customer lists/relationships	$22,378	$(11,377)	$22,378	$(10,194)
Proprietary software & technology	22,000	(13,573)	23,650	(13,974)
Formulas & recipes	18,354	(8,964)	22,404	(11,914)
Non-compete covenants	5,370	(4,976)	7,200	(6,275)
Distribution network	4,120	(3,165)	4,120	(2,959)
Other intangibles	8,660	(4,331)	9,740	(5,011)
Total	$80,882	$(46,386)	$89,492	$(50,327)

Amortization expense was $2.4 million and $4.9 million for the second quarter and six months ended May 1, 2011, respectively, compared to $2.7 million and $5.2 million for the second quarter and six months ended April 25, 2010.

Estimated annual amortization expense (in thousands) for the five fiscal years after October 31, 2010, is as follows:

Fiscal Year	Estimated Amortization Expense
2011	$9,434
2012	8,906
2013	7,699
2014	6,303
2015	3,192

The carrying amounts for indefinite-lived intangible assets are presented in the table below.

	May 1, 2011	October 31, 2010
(in thousands)
Brands/tradenames/trademarks	$94,123	$94,373
Other intangibles	7,984	7,984
Total	$102,107	$102,357

NOTE E                                                    EARNINGS PER SHARE DATA

The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	May 1, 2011	April 25, 2010	May 1, 2011	April 25, 2010
(in thousands)
Basic weighted-average shares outstanding	267,207	267,187	266,868	267,182

Dilutive potential common shares	5,640	3,970	5,425	3,759

Diluted weighted-average shares outstanding	272,847	271,157	272,293	270,941

For the second quarter and six months ended May 1, 2011, 0.8 million and 1.0 million weighted-average stock options, respectively, were not included in the computation of dilutive potential common shares since their inclusion would have had an antidilutive effect on earnings per share, compared to 3.2 million and 5.3 million for the second quarter and six months ended April 25, 2010.

NOTE F                                                    COMPREHENSIVE INCOME

Components of comprehensive income, net of taxes, are:

	Three Months Ended		Six Months Ended
	May 1, 2011	April 25, 2010	May 1, 2011	April 25, 2010
(in thousands)
Net earnings	$110,702	$78,535	$260,737	$190,804
Other comprehensive income (loss):
Deferred gain (loss) on hedging	13,105	(3,768)	25,286	(10,597)
Reclassification adjustment into net earnings	(5,729)	3,890	(8,994)	12,158
Foreign currency translation	2,207	1,675	2,337	2,822
Pension and post-retirement benefits	3,151	3,222	8,301	6,560
Other comprehensive income	12,734	5,019	26,930	10,943
Total comprehensive income	123,436	83,554	287,667	201,747
Comprehensive income attributable to noncontrolling interest	1,162	679	2,451	1,735
Comprehensive income attributable to Hormel Foods Corporation	$122,274	$82,875	$285,216	$200,012

The components of accumulated other comprehensive loss, net of tax, are as follows:

	May 1, 2011	October 31, 2010
(in thousands)
Foreign currency translation	$11,067	$8,849
Pension & other benefits	(196,942)	(205,243)
Deferred gain on hedging	36,776	20,484
Accumulated other comprehensive loss	$(149,099)	$(175,910)

NOTE G                                                  INVENTORIES

Principal components of inventories are:

	May 1, 2011	October 31, 2010
(in thousands)
Finished products	$414,878	$431,285
Raw materials and work-in-process	244,990	211,745
Materials and supplies	150,520	150,741

Total	$810,388	$793,771

NOTE H                                                  DERIVATIVES AND HEDGING

The Company uses hedging programs to manage price risk associated with commodity purchases.  These programs utilize futures contracts and swaps to manage the Company’s exposure to price fluctuations in the commodities markets.  Programs which are designated as hedges are highly effective in offsetting the changes in fair value or cash flows generated by the items hedged.  Programs that are no longer highly effective are de-designated as a hedge and any future gains or losses are included in the Company’s earnings on a mark-to- market basis.

Cash Flow Hedges:  The Company utilizes futures contracts to offset the price fluctuation in the Company’s future direct grain purchases, and has entered into various swaps to hedge the purchases of natural gas at certain plant locations.  The financial instruments are designated and accounted for as cash flow hedges, and the Company measures the effectiveness of the hedges on a regular basis.  Effective gains or losses related to these cash flow hedges are reported in accumulated other comprehensive loss and reclassified into earnings, through cost of products sold, in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  The Company typically does not hedge its grain or natural gas exposure beyond the next two upcoming fiscal years.  As of May 1, 2011, and October 31, 2010, the Company had the following outstanding commodity futures contracts and swaps that were entered into to hedge forecasted purchases:

Volume
Commodity	May 1, 2011	October 31, 2010
Corn	16.9 million bushels	21.1 million bushels
Soybean Meal	N/A	190,400 tons
Natural Gas	1.3 million MMBTU’s	1.6 million MMBTU’s

As of May 1, 2011, the Company had included in accumulated other comprehensive loss (AOCL), hedging gains of $59.1 million (before tax) relating to its positions, compared to gains of $32.9 million (before tax) as of October 31, 2010.  The Company expects to recognize the majority of these gains over the next 12 months.  The balance as of May 1, 2011, includes gains of $14.7 million related to the Company’s soybean meal futures contracts.  These contracts were de-designated as cash flow hedges effective January 30, 2011, as they were no longer highly effective.  These gains will remain in AOCL until the hedged transactions occur or it is probable the hedged transactions will not occur.  Gains or losses related to these contracts after the date of de-designation have been recognized in earnings as incurred.

Fair Value Hedges:  The Company also utilizes futures contracts to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The intent of the program is to make the forward priced commodities cost nearly the same as cash market purchases at the date of delivery.  The futures contracts are designated and accounted for as fair value hedges, and the Company measures the effectiveness of the hedges on a regular basis.  Changes in the fair value of the futures contracts, along with the gain or loss on the hedged purchase commitment, are marked-to-market through earnings and are recorded on the Consolidated Statements of Financial Position as a current asset and liability, respectively.  Effective gains or losses related to these fair value hedges are recognized through cost of products sold in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  As of May 1, 2011, and October 31, 2010, the Company had the following outstanding commodity futures contracts designated as fair value hedges:

Volume
Commodity	May 1, 2011	October 31, 2010
Corn	17.4 million bushels	9.9 million bushels
Lean Hogs	1.5 million cwt	1.1 million cwt

Other Derivatives:  During fiscal years 2011 and 2010, the Company has held certain futures and options contract positions as part of a merchandising program and to manage the Company’s exposure to fluctuations in commodity markets and foreign currencies.  The Company has not applied hedge accounting to these positions.

Additionally, as of January 30, 2011, the Company de-designated its soybean meal futures contracts that were previously designated as cash flow hedges, as these contracts were no longer highly effective.  Hedge accounting is no longer being applied to these contracts, and gains or losses occurring after the date of de-designation have been recognized in earnings as incurred.

As of May 1, 2011, and October 31, 2010, the Company had the following outstanding futures and options contracts related to the programs described above:

Volume
Commodity	May 1, 2011	October 31, 2010
Corn	N/A	1.5 million bushels
Soybean meal	13,900 tons	1,200 tons

Notional Amount
Currency	May 1, 2011	October 31, 2010
Canadian Dollars	C$ 8.6 million	N/A

Fair Values:  The fair values of the Company’s derivative instruments (in thousands) as of May 1, 2011, and October 31, 2010, were as follows:

	Location on Consolidated	Fair Value (1)
	Statements of Financial Position	May 1, 2011	October 31, 2010
Asset Derivatives:
Derivatives Designated as Hedges:
Commodity contracts	Other current assets	$56,493	$54,395

Derivatives Not Designated as Hedges:
Commodity contracts	Other current assets	3,040	2,137

Total Asset Derivatives		$59,533	$56,532

Liability Derivatives:
Derivatives Designated as Hedges:
Commodity contracts	Accounts payable	$2,164	$6,390

Derivatives Not Designated as Hedges:
Foreign exchange contracts	Accounts payable	191	—

Total Liability Derivatives		$2,355	$6,390

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

Derivative Gains and Losses:  Gains or losses (before tax, in thousands) related to the Company’s derivative instruments for the second quarter ended May 1, 2011, and April 25, 2010, were as follows:

	Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss (AOCL) (Effective Portion) (1)		Location on	Gain/(Loss) Reclassified from AOCL into Earnings (Effective Portion) (1)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (3)
	Three Months Ended		Consolidated	Three Months Ended		Three Months Ended
Cash Flow Hedges:	May 1, 2011	April 25, 2010	Statements of Operations	May 1, 2011	April 25, 2010	May 1, 2011	April 25, 2010
Commodity contracts	$21,073	$(6,106)	Cost of products sold	$9,210	$(6,305)	$(2,247)	$(456)

	Location on	Gain/(Loss) Recognized in Earnings (Effective Portion) (4)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (5)
	Consolidated	Three Months Ended		Three Months Ended
Fair Value Hedges:	Statements of Operations	May 1, 2011	April 25, 2010	May 1, 2011	April 25, 2010

Commodity contracts	Cost of products sold	$(9,121)	$(777)	$(297)	$3

	Location on	Gain/(Loss) Recognized in Earnings
	Consolidated	Three Months Ended
Derivatives Not Designated as Hedges:	Statements of Operations	May 1, 2011	April 25, 2010

Commodity contracts	Cost of products sold	$(2,363)	$78

Foreign exchange contracts	Net sales	$(191)	$—

Derivative Gains and Losses:  Gains or losses (before tax, in thousands) related to the Company’s derivative instruments for the six months ended May 1, 2011, and April 25, 2010, were as follows:

	Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss (AOCL) (Effective Portion) (1)		Location on	Gain/(Loss) Reclassified from AOCL into Earnings (Effective Portion) (1)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (3)
	Six Months Ended		Consolidated	Six Months Ended		Six Months Ended
Cash Flow Hedges:	May 1, 2011	April 25, 2010	Statements of Operations	May 1, 2011	April 25, 2010	May 1, 2011	April 25, 2010
Commodity contracts	$40,663	$(16,984)	Cost of products sold	$14,457	$(17,868)	$(5,328)	$34

			Location on	Gain/(Loss) Recognized in Earnings (Effective Portion) (4)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (5)
			Consolidated	Six Months Ended		Six Months Ended
Fair Value Hedges:			Statements of Operations	May 1, 2011	April 25, 2010	May 1, 2011	April 25, 2010
Commodity contracts			Cost of products sold	$(11,664)	$(1,348)	$(419)	$111

			Location on	Gain/(Loss) Recognized in Earnings
			Consolidated	Six Months Ended
Derivatives Not Designated as Hedges:			Statements of Operations	May 1, 2011	April 25, 2010

Commodity contracts			Cost of products sold	$(1,947)	$94

Foreign exchange contracts			Net sales	$(191)	$—

(1)   Amounts represent gains or losses in AOCL before tax.  See Note F — Comprehensive Income for the after tax impact of these gains or losses on net earnings.

(2)   There were no gains or losses excluded from the assessment of hedge effectiveness during the second quarter or first six months of fiscal years 2011 and 2010.

(3)   There were no gains or losses resulting from the discontinuance of cash flow hedges during the second quarter or first six months of fiscal years 2011 and 2010.  However, effective January 30, 2011, the Company de-designated and discontinued hedge accounting for its soybean meal futures contracts.  At the date of de-designation of these hedges, gains of $17.7 million (before tax) were deferred in AOCL, with $14.7 million (before tax) remaining as of May 1, 2011.  These gains will remain in AOCL until the hedged transactions occur or it is probable the hedged transactions will not occur.  Gains or losses related to these contracts after the date of de-designation have been recognized in earnings as incurred.

(4)   Amounts represent losses on commodity contracts designated as fair value hedges that were closed during the second quarter or first six months of fiscal years 2011 and 2010, which were offset by a corresponding gain on the underlying hedged purchase commitment.  Additional gains or losses related to changes in the fair value of open commodity contracts, along with the offsetting gain or loss on the hedged purchase commitment, are also marked-to-market through earnings with no impact on a net basis.

(5)   There were no gains or losses recognized as a result of a hedged firm commitment no longer qualifying as a fair value hedge during the second quarter or first six months of fiscal years 2011 and 2010.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of May 1, 2011, and October 31, 2010, and their level within the fair value hierarchy, are presented in the tables below.

	Fair Value Measurements at May 1, 2011
	Fair Value at May 1, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets at Fair Value:
Cash equivalents (1)	$819,186	$819,186	$—	$—
Short-term marketable securities (2)	51,002	1,063	49,939	—
Other trading securities (3)	105,951	36,474	69,477	—
Commodity derivatives (4)	6,054	6,054	—	—
Total Assets at Fair Value	$982,193	$862,777	$119,416	$—

Liabilities at Fair Value:
Commodity derivatives (4)	$2,164	$—	$2,164	$—
Foreign exchange contracts (5)	191	—	191	—
Deferred compensation (3)	42,432	16,164	26,268	—
Total Liabilities at Fair Value	$44,787	$16,164	$28,623	$—

	Fair Value Measurements at October 31, 2010
	Fair Value at October 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets at Fair Value:
Cash equivalents (1)	$360,064	$360,064	$—	$—
Short-term marketable securities (2)	50,595	66	50,529	—
Other trading securities (3)	109,153	49,889	59,264	—
Commodity derivatives (4)	11,604	11,604	—	—
Total Assets at Fair Value	$531,416	$421,623	$109,793	$—

Liabilities at Fair Value:
Commodity derivatives (4)	$6,390	$—	$6,390	$—
Deferred compensation (3)	42,141	13,298	28,843	—
Total Liabilities at Fair Value	$48,531	$13,298	$35,233	$—

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

(4)           The Company’s commodity derivatives represent futures contracts, option contracts, and swaps used in its hedging programs to offset price fluctuations associated with purchases of corn, soybean meal, and natural gas, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The Company’s futures and options contracts for corn and soybean meal are traded on the Chicago Board of Trade (CBOT), while futures contracts for lean hogs are traded on the Chicago Mercantile Exchange.  These are active markets with quoted prices available and therefore these contracts are classified as Level 1.  The Company’s natural gas swaps are settled based on quoted prices from the New York Mercantile Exchange.  As the swaps settle based on quoted market prices, but are not held directly with the exchange, the swaps are classified as Level 2.  All derivatives are reviewed for potential credit risk and risk of nonperformance.  The Company nets its derivative assets and liabilities, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract.  The net balance for each arrangement is included in other current assets or accounts payable, as appropriate, in the Consolidated Statements of Financial Position.  As of May 1, 2011, the Company has recognized the right to reclaim cash collateral of $4.5 million from, and the obligation to return cash collateral of $57.9 million to, various counterparties.  As of October 31, 2010, the Company had recognized the obligation to return cash collateral of $44.9 million to various counterparties.

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

The Company’s financial assets and liabilities also include cash, accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value.  The Company does not carry its long-term debt at fair value in its Consolidated Statements of Financial Position.  Based on borrowing rates available to the Company for long-term financing with similar terms and average maturities, the fair value of long-term debt (including current maturities), utilizing discounted cash flows, was $614.7 million as of May 1, 2011, and $371.8 million as of October 31, 2010.

In accordance with the provisions of ASC 820, the Company also measures certain nonfinancial assets and liabilities at fair value that are recognized or disclosed on a nonrecurring basis (e.g. goodwill, intangible assets, and property, plant and equipment).  During the six months ended May 1, 2011, there were no material remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.  During the second quarter of fiscal 2010, the Company made the decision to close its Valley Fresh plant in Turlock, California.  The facilities in that location were evaluated during that process and the Company recorded a pretax charge of $6.6 million to reduce the property, plant and equipment to its estimated fair value.  During the six months ended April 25, 2010, there were no other remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

NOTE J                 PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic benefit cost for pension and other post-retirement benefit plans consists of the following:

	Pension Benefits
	Three Months Ended		Six Months Ended
	May 1, 2011	April 25, 2010	May 1, 2011	April 25, 2010
(in thousands)
Service cost	$6,051	$5,392	$12,103	$10,783
Interest cost	12,571	11,794	25,141	23,588
Expected return on plan assets	(15,748)	(13,522)	(31,495)	(27,044)
Amortization of prior service cost	(151)	(149)	(303)	(298)
Recognized actuarial loss	4,158	3,880	8,316	7,761
Settlement charge	—	1,267	—	1,267
Curtailment charge	—	55	—	55
Net periodic cost	$6,881	$8,717	$13,762	$16,112

	Post-retirement Benefits
	Three Months Ended		Six Months Ended
	May 1, 2011	April 25, 2010	May 1, 2011	April 25, 2010
(in thousands)
Service cost	$543	$594	$1,085	$1,188
Interest cost	4,683	5,063	9,366	10,126
Amortization of prior service cost	1,074	1,053	2,193	2,152
Recognized actuarial (gain) loss	(1)	583	(2)	1,166
Net periodic cost	$6,299	$7,293	$12,642	$14,632

In the second quarter of fiscal year 2010, coincident with the Company’s decision to close its Turlock, California facility, it also commenced the process to terminate the defined benefit pension plan for the employees at that facility.  The fiscal 2010 settlement and curtailment charges noted above are related to that plan termination.

NOTE K                 INCOME TAXES

The amount of unrecognized tax benefits, including interest and penalties, at May 1, 2011, recorded in other long-term liabilities was $43.0 million, of which $30.2 million would impact the Company’s effective tax rate if recognized.  The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense, with $0.7 million and $1.5 million included in expense in the second quarter and first six months, respectively, of fiscal 2011.  The amount of accrued interest and penalties at May 1, 2011, associated with unrecognized tax benefits was $13.9 million.

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

	Three Months Ended		Six Months Ended
	May 1, 2011	April 25, 2010	May 1, 2011	April 25, 2010
(in thousands)
Sales to Unaffiliated Customers
Grocery Products	$260,273	$256,665	$537,172	$518,309
Refrigerated Foods	1,040,624	893,470	2,051,326	1,785,772
Jennie-O Turkey Store	365,953	292,551	730,470	612,502
Specialty Foods	205,001	196,934	396,346	383,876
All Other	87,190	60,162	165,285	126,770
Total	$1,959,041	$1,699,782	$3,880,599	$3,427,229

Intersegment Sales
Grocery Products	$0	$0	$0	$0
Refrigerated Foods	3,198	1,747	5,452	3,810
Jennie-O Turkey Store	33,885	26,982	61,143	48,307
Specialty Foods	40	35	82	54
All Other	0	0	0	0
Total	$37,123	$28,764	$66,677	$52,171
Intersegment elimination	(37,123)	(28,764)	(66,677)	(52,171)
Total	$0	$0	$0	$0

Net Sales
Grocery Products	$260,273	$256,665	$537,172	$518,309
Refrigerated Foods	1,043,822	895,217	2,056,778	1,789,582
Jennie-O Turkey Store	399,838	319,533	791,613	660,809
Specialty Foods	205,041	196,969	396,428	383,930
All Other	87,190	60,162	165,285	126,770
Intersegment elimination	(37,123)	(28,764)	(66,677)	(52,171)
Total	$1,959,041	$1,699,782	$3,880,599	$3,427,229

Segment Operating Profit
Grocery Products	$39,048	$33,022	$87,610	$87,192
Refrigerated Foods	70,250	55,523	166,384	125,711
Jennie-O Turkey Store	46,703	32,169	120,528	65,436
Specialty Foods	19,164	21,508	36,442	41,138
All Other	8,444	4,133	18,437	11,855
Total segment operating profit	$183,609	$146,355	$429,401	$331,332

Net interest and investment expense (income)	5,215	5,151	11,353	11,269
General corporate expense	11,969	9,391	23,221	19,754
Noncontrolling interest	1,123	673	2,332	1,735

Earnings before income taxes	$167,548	$132,486	$397,159	$302,044

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

A two-for-one split of the Company’s common stock was effected on February 1, 2011.  All shares and per share calculations for the current and prior year throughout the following discussion reflect the impact of this split.

For the second quarter of fiscal 2011, the Company reported net earnings per diluted share of $0.40, an increase of 17.6 percent compared to $0.34 adjusted1 net earnings per diluted share in the second quarter of fiscal 2010.  On the basis of U.S. generally accepted accounting principles (U.S. GAAP), the Company’s net earnings per diluted share of $0.40 represented an increase of 37.9 percent from $0.29 per diluted share in fiscal 2010.  Significant factors impacting the second quarter of fiscal 2011 were:

•                  Refrigerated Foods profits exceeded the prior year, due primarily to continued high pork operating margins.

•                  Jennie-O Turkey Store reported another excellent quarter, resulting from strong value-added sales, favorable commodity meat margins, and operational efficiencies.

•                  A substantial increase in exports of fresh pork and the SPAM family of products generated profit gains for the All Other segment.

•                  Profits for the Grocery Products and Specialty Foods segments continued to be negatively impacted by higher raw material costs.

Consolidated Results

Net earnings attributable to the Company for the second quarter of fiscal 2011 increased 20.1 percent to $109.6 million compared to $91.3 million adjusted(1) net earnings attributable to the Company in the same quarter of fiscal 2010.  Diluted earnings per share for the second quarter increased 17.6 percent to $0.40 from $0.34 adjusted(1) diluted earnings per share last year.  Net earnings attributable to the Company for the first six months of 2011 increased 27.6 percent to $258.4 million, from $202.5 million adjusted(1) net earnings attributable to the Company in fiscal 2010.  Diluted earnings per share for the same period increased 26.7 percent to $0.95 compared to $0.75 adjusted(1) diluted earnings per share last year.

On a U.S. GAAP basis, net earnings attributable to the Company for the second quarter of fiscal 2011 increased 40.7 percent to $109.6 million compared to $77.9 million in the same quarter of fiscal 2010.  U.S. GAAP diluted earnings per share for the second quarter increased 37.9 percent to $0.40 from $0.29 last year.  U.S. GAAP net earnings attributable to the Company for the first six months of fiscal 2011 increased 36.7 percent to $258.4 million, from $189.1 million in fiscal 2010.  U.S. GAAP diluted earnings per share for the same period increased 35.7 percent to $0.95 compared to $0.70 last year.

Adjusted net earnings and adjusted diluted earnings per share for fiscal 2010 are non-GAAP financial measurements, which are provided to assist investors and other readers of the Company’s financial statements in better understanding the Company’s operating performance by excluding the impact of certain non-recurring items affecting comparability.  Non-GAAP measurements are not intended to be a substitute for U.S. GAAP measurements in analyzing financial performance.  These non-GAAP measurements are not in accordance with any generally accepted accounting principles and may be different from non-GAAP measurements used by other companies.

1Adjusted Net Earnings:  Adjusted net earnings for 2010 exclude charges of $6.3 million ($0.02 per diluted share) relating to the closure of the Company’s Valley Fresh plant in Turlock, California, and an income tax charge of $7.1 million ($0.03 per diluted share) primarily due to the change in tax treatment of Medicare Part D reimbursements by health care laws enacted in the prior year.  The following tables show the calculations to reconcile adjusted earnings to U.S. GAAP earnings for 2010.

(in thousands)	2010 Adjusted Earnings	Valley Fresh Plant Closure	Tax items primarily related to health care laws	2010 U.S. GAAP Earnings
Second Quarter ended April 25, 2010
Earnings before income taxes	$142,219	$(9,733)	$—	$132,486
Income taxes	50,286	(3,455)	7,120	53,951
Net earnings	$91,933	$(6,278)	$(7,120)	$78,535

Net earnings attributable to Hormel Foods Corporation	$91,260	$(6,278)	$(7,120)	$77,862

Diluted net earnings per share	$0.34	$(0.02)	$(0.03)	$0.29

(in thousands)	2010 Adjusted Earnings	Valley Fresh Plant Closure	Tax items primarily related to health care laws	2010 U.S. GAAP Earnings
Six Months ended April 25, 2010
Earnings before income taxes	$311,777	$(9,733)	$—	$302,044
Income taxes	107,575	(3,455)	7,120	111,240
Net earnings	$204,202	$(6,278)	$(7,120)	$190,804

Net earnings attributable to Hormel Foods Corporation	$202,467	$(6,278)	$(7,120)	$189,069

Diluted net earnings per share	$0.75	$(0.02)	$(0.03)	$0.70

Net sales for the second quarter of fiscal 2011 increased 15.3 percent to $1.96 billion, versus $1.70 billion in the second quarter of fiscal 2010.  Tonnage increased 7.0 percent to 1.22 billion lbs. for the second quarter compared to 1.14 billion lbs. in the same quarter of last year.  Net sales for the first six months of fiscal 2011 increased 13.2 percent to $3.88 billion from $3.43 billion in the first six months of fiscal 2010.  Tonnage for the first six months of fiscal 2011 increased 5.3 percent to 2.46 billion lbs. compared to 2.34 billion lbs. in 2010.  All five reporting segments of the Company again reported sales gains during the second quarter, representing the fifth consecutive quarter of year-over-year increases in every segment.  Strong retail and foodservice sales within the Refrigerated Foods segment provided the most significant top-line benefit for the second quarter and first six months, reflecting successful advertising campaigns, increased distribution, and recent pricing initiatives.  Jennie-O Turkey Store also reported excellent sales results, with increases in value-added items, commodity meat, and whole birds.  Export sales of fresh pork have also been particularly strong in fiscal 2011, and contributed to the improved top-line results.

Gross profit for the second quarter and first six months of fiscal 2011 was $326.2 million and $700.2 million, respectively, compared to $280.5 million and $598.9 million for the same periods last year.  Gross profit for the second quarter and first six months of fiscal 2010 includes a charge of $9.7 million incurred in the prior year related to the closing of the Company’s Valley Fresh plant.  Gross profit as a percentage of net sales for the second quarter increased to 16.7 percent compared to 16.5 percent for the prior year, and increased to 18.0 percent for the first six months of fiscal 2011, from 17.5 percent for the comparable six months of fiscal 2010.  Jennie-O Turkey Store (JOTS) again reported the most substantial margin growth over fiscal 2010, generated by value-added sales growth, favorable commodity meat margins, and operational efficiencies.  Favorable spreads between hog costs and primal values continued throughout the second quarter, resulting in significant gains for the Company’s pork operations compared to the prior year.  These gains offset the impact of high raw material costs, which most notably impacted margins in the Grocery Products and Specialty Foods segments.  Shipping and handling expenses also increased across all segments of the Company and are expected to remain above prior year levels in upcoming quarters due to elevated fuel costs.

Entering the second half of the fiscal year, the Company expects higher raw material costs to continue to impact margins for its value-added businesses.  Additionally, pork operating margins are not expected to be as favorable as in recent quarters.  The Company anticipates that they will remain higher than historical levels, but lower than a year ago for the remainder of fiscal 2011.  Results for JOTS may also be negatively impacted by rising grain costs that are expected to persist throughout the latter half of the fiscal year.  Efforts are being made to offset these costs through improved productivity and pricing, however, there will likely be a lag effect as those initiatives are implemented.  The impact of higher pricing on volumes is also a concern and will be monitored accordingly.

Selling, general and administrative expenses for the second quarter and first six months of fiscal 2011 were $160.1 million and $305.3 million, respectively, compared to $146.8 million and $292.3 million for the same periods last year.  Due to robust sales growth, selling, general and administrative expenses as a percentage of net sales decreased to 8.2 percent and 7.9 percent for the second quarter and first six months of fiscal 2011, respectively, compared to 8.6 percent and 8.5 percent in the comparable periods of the prior year.  Brokerage expense has increased substantially during the first six months of fiscal 2011, but has been partially offset by reductions in professional service related expenses.  For the first six months of fiscal 2011, higher expense was incurred related to the vesting of options under the Universal Stock Option award granted to all employees in 2007, which occurred during the first quarter of fiscal 2011.  Advertising expenses also increased during the second quarter and first six months of fiscal 2011.  Media investments will continue to be a priority for the latter half of fiscal 2011 as the Company continues to support its key brands through the “Life Better Served” Hormel brand campaign and the “Make the Switch” marketing campaign for JOTS planned for this summer and fall.  The Company expects selling, general and administrative expenses to be approximately 8.0 percent of net sales for the full 2011 fiscal year.

Equity in earnings of affiliates was $6.7 million and $13.6 million for the second quarter and first six months of fiscal 2011, respectively, compared to $4.0 million and $6.8 million last year.  Strong results from the Company’s 50 percent owned MegaMex joint venture have been a primary driver of the increase for both the second quarter and first six months.  The six month increase also reflects improved performance by the Company’s 40 percent owned Philippine joint venture, Purefoods-Hormel Company.

The effective tax rate for the second quarter and first six months of fiscal 2011 was 33.9 and 34.3 percent, respectively, compared to 40.7 and 36.8 percent for the comparable quarter and six months of fiscal 2010.  The lower second quarter and six month rates compared to the prior year primarily reflect unfavorable discrete items that occurred in fiscal 2010 that did not reoccur in the current year.  Specifically, the higher rates for fiscal 2010 reflected a change in the tax treatment of Medicare Part D subsidies, resulting from new health care laws enacted at that time.  The Company expects a full-year effective tax rate between 34.0 and 35.0 percent for fiscal 2011.

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

	Three Months Ended			Six Months Ended
	May 1, 2011	April 25, 2010	% Change	May 1, 2011	April 25, 2010	% Change
(in thousands)
Net Sales
Grocery Products	$260,273	$256,665	1.4	$537,172	$518,309	3.6
Refrigerated Foods	1,040,624	893,470	16.5	2,051,326	1,785,772	14.9
Jennie-O Turkey Store	365,953	292,551	25.1	730,470	612,502	19.3
Specialty Foods	205,001	196,934	4.1	396,346	383,876	3.2
All Other	87,190	60,162	44.9	165,285	126,770	30.4
Total	$1,959,041	$1,699,782	15.3	$3,880,599	$3,427,229	13.2

Segment Operating Profit
Grocery Products	$39,048	$33,022	18.2	$87,610	$87,192	0.5
Refrigerated Foods	70,250	55,523	26.5	166,384	125,711	32.4
Jennie-O Turkey Store	46,703	32,169	45.2	120,528	65,436	84.2
Specialty Foods	19,164	21,508	(10.9)	36,442	41,138	(11.4)
All Other	8,444	4,133	104.3	18,437	11,855	55.5

Total segment operating profit	$183,609	$146,355	25.5	$429,401	$331,332	29.6
Net interest and investment expense (income)	5,215	5,151	1.2	11,353	11,269	0.7
General corporate expense	11,969	9,391	27.5	23,221	19,754	17.6
Noncontrolling interest	1,123	673	66.9	2,332	1,735	34.4

Earnings before income taxes	$167,548	$132,486	26.5	$397,159	$302,044	31.5

Grocery Products

The Grocery Products segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market.  This segment also includes the results from the Company’s MegaMex joint venture.

Grocery Products net sales increased 1.4 percent and 3.6 percent for the second quarter and first six months of fiscal 2011, respectively, compared to the same fiscal 2010 periods.  Tonnage increased 1.8 percent for the second quarter and 3.5 percent for the first six months of fiscal 2011 compared to the prior year.  Solid sales growth was reported across core product lines during both the second quarter and first six months of fiscal 2011, reflecting both improved volumes and the impact of recent pricing advances.  Notable gains were reported for the SPAM family of products, Dinty Moore stews, Hormel Mary Kitchen hash, and bacon toppings.  Increased sales of Mexican food products under the Company’s MegaMex joint venture also continued to benefit the top-line results for this segment, resulting from higher volumes and an improved product mix.  Offsetting these gains were softer sales of imported canned meats and Hormel Compleats microwave meals, as well as costs associated with the introduction and distribution of the Compleats Kids line of microwave meals during the second quarter.

Segment profit for Grocery Products decreased 8.7 percent for the second quarter and 9.6 percent for the first six months of fiscal 2011, compared to adjusted segment profit for the second quarter and six months of fiscal 2010.  Adjusted segment profit for fiscal 2010 excludes a non-recurring charge of $9.7 million related to the closing of the Company’s Valley Fresh plant incurred during the second quarter of the prior year (see table below).  On a U.S. GAAP basis, Grocery Products segment profit increased 18.2 percent and 0.5 percent for the second quarter and first six months of fiscal 2011, respectively, compared to the same periods of fiscal 2010.

The following table shows the calculations to reconcile adjusted segment profit to U.S. GAAP segment profit for Grocery Products for fiscal year 2010.

(in thousands)	2010 Adjusted Segment Profit	Valley Fresh Plant Closure	2010 U.S. GAAP Segment Profit
Grocery Products Segment Profit
Second quarter ended April 25, 2010	$42,755	$(9,733)	$33,022

Six months ended April 25, 2010	$96,925	$(9,733)	$87,192

As anticipated, higher pork and beef raw material costs were experienced throughout the second quarter of fiscal 2011 and negatively impacted margin results across the Grocery Products portfolio.  Profitability has been most notably impacted throughout the first half of fiscal 2011 for bacon toppings, the SPAM family of products, Hormel chili, and hash and stew items.  As indicated above, expenses associated with the distribution of the new kids line of microwave meals also negatively impacted results for Hormel Compleats.  Equity in earnings results from the MegaMex joint venture increased significantly for both the second quarter and first six months compared to fiscal 2010, and were able to partially offset the increased costs experienced across the other key product lines.

The Company expects that high raw material costs will continue to challenge the Grocery Products segment and pressure margin results throughout the remainder of the fiscal year.  Pricing advances taken across the segment’s product portfolio have lagged cost increases to date but will be in effect for the remainder of the fiscal year, which should improve profitability in the latter half compared to fiscal 2010.

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

Net sales for the Refrigerated Foods segment increased 16.5 percent and 14.9 percent for the second quarter and first six months of fiscal 2011, respectively, compared to the same periods of fiscal 2010.  Tonnage increased 4.1 percent and 2.9 percent for the second quarter and first six months compared to the prior year.  Top-line gains were reported across the segment with the retail and foodservice units, as well as the Affiliated Business Units, reporting double-digit increases for the second quarter compared to fiscal 2010.

The Meat Products business unit had another successful quarter, with Hormel party trays, Hormel Natural Choice deli meats, and Hormel Cure 81 premium hams all gaining retail distribution and posting substantial sales gains over fiscal 2010.  Positive contributions from the new Hormel Country Crock® side dish business also benefitted sales results, as this product line has now completed its first year of integration.  Country Crock® remains a registered trademark of the Unilever Group of Companies and is being used under license.  The foodservice trade remains challenging, with certain segments gaining momentum while others continue to face economic headwinds.  Despite this environment, sales of the Company’s branded products remained strong throughout the second quarter, including Natural Choice deli meats, Austin Blues barbeque products, and Café H ethnic meats.

Segment profit for Refrigerated Foods increased 26.5 percent and 32.4 percent for the second quarter and first six months of fiscal 2011, respectively, compared to the prior year.  The Company processed 4.79 million hogs during the first six months of fiscal 2011, increasing from 4.68 million in the prior year.  Unusually favorable spreads between hog costs and primal values continued until late in the second quarter of fiscal 2011, which generated significant gains for the Company’s pork operations on a year-over-year basis.  However, pork primal costs also remained at elevated levels, which pressured margins for this segment’s value-added businesses and partially offset the gains achieved in operations.  Pricing initiatives implemented during the second quarter across several product lines within Refrigerated Foods were able to help mitigate the impact of the higher input costs.

The strong pork operating margins that have benefitted results since the latter half of fiscal 2010 have returned to more historical levels recently, and are likely to be lower than the prior year throughout the second half of fiscal 2011.  Meanwhile, raw material costs remain near all-time highs and the Company anticipates that hog markets will continue to trend higher as we experience warmer weather, strong export demand, and forecasted record corn prices.  Pricing initiatives that have been taken to alleviate some of the margin pressure will continue to roll out in the third quarter, and the Company will continue to monitor the impact of these increases on volumes during the remainder of the fiscal year.

Jennie-O Turkey Store

The Jennie-O Turkey Store (JOTS) segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for retail, foodservice, and fresh product customers.

JOTS net sales increased 25.1 percent and 19.3 percent for the second quarter and the first six months of fiscal 2011, respectively, versus the comparable periods of fiscal 2010.  Tonnage increased 17.3 percent for the second quarter and 10.7 percent for the first six months of fiscal 2011, compared to fiscal 2010 results.  Top-line gains primarily reflect improved value-added sales, up 13.5 percent and 11.3 percent for the second quarter and first six months, respectively, compared to fiscal 2010.  Ongoing favorable commodity pricing also drove a substantial increase in commodity meat sales.  Sales of whole birds were also up significantly during the second quarter, resulting from successful efforts to sell the product earlier in the year versus carrying the inventory for sales closer to the holiday season.

JOTS has continued to experience excellent profitability to date in fiscal 2011, with segment profit up 45.2 percent for the second quarter and 84.2 percent for the first six months of fiscal 2011, compared to the prior year.  Favorable commodity meat margins have generated significant gains for both the second quarter and first six months, resulting from higher commodity meat prices and increased volumes.  Increased value-added business, as well as ongoing operational and efficiency gains, have also contributed to the strong profit results.  Rising and volatile grain markets experienced throughout the second quarter were partially mitigated by the Company’s hedging programs, but will continue to be challenging during the remainder of the fiscal year.

As noted above, JOTS continued the momentum within its value-added businesses during the second quarter, with the retail, deli, and foodservice channels all reporting increased sales results.  Notable gains over the prior year were achieved on Jennie-O Turkey Store fresh tray pack items, turkey burgers, and turkey bacon.  The Company plans to resume its “Make the Switch” marketing campaign for JOTS during the summer and fall, which should continue to enhance sales results for this segment.

The turkey industry has maintained a good balance during the first half of fiscal 2011, which is expected to continue.  Commodity meat prices also remain excellent.  However, grain price increases are a concern for the remainder of the fiscal year, as futures markets indicate that costs will be substantially higher than fiscal 2010.  The Company’s hedging programs and pricing advances will be utilized to offset a portion of these cost increases.  Overall the Company expects the latter half of fiscal 2011 to be more difficult for JOTS, particularly in comparison to the extremely strong results that were reported in the prior year.

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

Specialty Foods net sales increased 4.1 percent for the second quarter and 3.2 percent for the first six months of fiscal 2011, respectively, compared to the same periods of fiscal 2010.  Tonnage increased 5.6 percent for the second quarter and 6.4 percent for the first six months of fiscal 2011, compared to the prior year.  Stronger sales of private label canned meats, and enhanced sales of sugar and blended products, were able to offset softer nutritional jar sales during the quarter.

Specialty Foods segment profit decreased 10.9 percent in the second quarter and 11.4 percent for the first six months of fiscal 2011, compared to fiscal 2010 results.  High raw material costs have negatively impacted results throughout fiscal 2011 for both HSP and DCB.  Pricing advances were implemented across several product categories during the second quarter, but have lagged the input cost increases and have been unable to fully offset the impact on profit results.  Changes in product mix at CFI, including decreased nutritional jar sales and a larger percentage of volume from toll-based contract manufacturing business, have also resulted in profit declines for this segment.

Specialty Foods expects to be challenged by continued high raw materials costs in the latter half of fiscal 2011.  Additional pricing advances are planned on certain items most impacted by the rising costs.  The Company continues to pursue opportunities to expand distribution and gain new business for this segment, and expects improvement in upcoming quarters.

All Other

The All Other segment includes the Hormel Foods International (HFI) operating segment, which manufactures, markets, and sells Company products internationally.  This segment also includes the results from the Company’s international joint ventures and miscellaneous corporate sales.

All Other net sales increased 44.9 percent and 30.4 percent for the second quarter and first six months of fiscal 2011, respectively, as compared to fiscal 2010.  Strong export sales of fresh pork and the SPAM family of products through HFI were the principal drivers of the strong top-line results, reflecting new items and increased global demand.  Segment profit increased 104.3 percent for the second quarter and 55.5 percent for the first six months of fiscal 2011, respectively, compared to prior year results.  Pork margins were favorable entering 2011 and continued to provide a substantial benefit throughout the second quarter.  The robust export sales, higher royalties, favorable currency rates, and improved results from the Company’s China operations also contributed to the profit results.  These gains were able to offset higher input costs and declining results for our international joint venture operations.

Pork exports are expected to remain strong during the remainder of the fiscal year, which should continue to drive positive results for this segment on a year-over-year basis.  Costs are also anticipated to run higher, but will be tempered by the ongoing sales momentum and pricing initiatives implemented in the second quarter.

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

Net interest and investment expense (income) for the second quarter and first six months of fiscal 2011 represented a net expense of $5.2 million and $11.4 million, respectively, comparable to a net expense of $5.2 million and $11.3 million for the second quarter and first six months of fiscal 2010.  Lower returns on the Company’s rabbi trust for supplemental executive retirement plans and deferred income plans have been offset by increased interest income during fiscal 2011 to date.  Interest expense of $13.8 million for the first six months of fiscal 2011 increased slightly from $13.1 million in the prior year as the Company issued $250.0 million of 4.125% Notes during the second quarter of fiscal 2011.  The Company’s prior long-term debt balance of $350.0 million will be repaid in the third quarter.  Therefore, the Company anticipates that interest expense will approximate $22.0 to $23.0 million for fiscal 2011, which is below fiscal 2010 levels due to a lower overall long-term debt balance and interest rate for the remainder of the fiscal year.

General corporate expense for the second quarter and first six months of fiscal 2011 was $12.0 million and $23.2 million, respectively, compared to $9.4 million and $19.8 million for the comparable periods of fiscal 2010.  Increased expense for the second quarter primarily represents higher pension and insurance costs compared to the prior year.  For the six months, higher expense was also incurred related to the vesting of options under the Universal Stock Option award granted to all employees in 2007, which occurred during the first quarter of fiscal 2011.

Net earnings attributable to the Company’s noncontrolling interests were $1.1 million and $2.3 million for the second quarter and six months of fiscal 2011, respectively, compared to $0.7 million and $1.7 million for the comparable periods of fiscal 2010.  The increases for fiscal 2011 primarily reflect improved performance from the Company’s Precept Foods business.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions that was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $913.7 million at the end of the second quarter of fiscal year 2011 compared to $355.2 million at the end of the comparable fiscal 2010 period.

Cash provided by operating activities was $275.9 million in the first six months of fiscal 2011 compared to $179.3 million in the same period of fiscal 2010.  Increased earnings in fiscal 2011 have significantly improved operating cash flows compared to the prior year.  Additionally, favorable overall changes in working capital balances compared to fiscal 2010 and a $4.0 million dividend received from the Company’s Philippine joint venture have also contributed to the increase.

Cash used in investing activities decreased to $32.5 million in the first six months of fiscal 2011 from $147.0 million in the comparable period of fiscal 2010.  Fiscal 2010 included a $50.0 million investment in marketable securities during the second quarter, compared to an inflow of $5.0 million in the current year related to the sale of certain trading securities.  Other significant outflows for fiscal 2010 included the acquisition of the Country Crock® chilled side dish line and the Company’s investment in the MegaMex joint venture.  Fixed asset expenditures in the first six months of fiscal 2011 have declined to $35.9 million from $40.1 million in the comparable period of fiscal 2010.  The Company currently estimates its fiscal 2011 fixed asset expenditures to be approximately $100.0 to $110.0 million.

Cash provided by financing activities was $202.4 million in the first six months of fiscal 2011 compared to cash used in financing activities of $62.4 million in the same period of fiscal 2010.  On April 11, 2011, the Company issued $250.0 million of 4.125% Notes due in 2021.  This issuance partially replaces the Company’s prior long-term debt balance of $350.0 million, which was reclassified to current maturities during fiscal 2010, and will be repaid during the third quarter of fiscal 2011.  The Company is required, by certain covenants in its debt agreements, to maintain specified levels of financial ratios and financial position.  At the end of the second quarter of fiscal 2011, the Company was in compliance with all of these debt covenants.

The Company used $34.7 million for common stock repurchases in the first six months of fiscal 2011, compared to $29.8 million in the same period of the prior year.  For additional information pertaining to the Company’s share repurchase plans or programs, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”  The outflows related to share repurchases were more than offset by additional financing cash flows of approximately $33.5 million generated from the Company’s stock option plans in fiscal 2011, partially due to the vesting of options under the Universal Stock Option award granted to all employees in 2007.

Cash dividends paid to the Company’s shareholders also continue to be an ongoing financing activity for the Company.  Dividends paid in the first six months of 2011 were $61.9 million compared to $53.4 million in the comparable period of fiscal 2010.  For fiscal 2011, the annual dividend rate was increased to $0.51 per share, representing the 45th consecutive annual dividend increase.  The Company has paid dividends for 331 consecutive quarters and expects to continue doing so.

Cash flows from operating activities continue to provide the Company with its principal source of liquidity.  The Company does not anticipate a significant risk to cash flows from this source in the foreseeable future because the Company operates in a relatively stable industry and has strong brands across many product lines.

The Company will repay $350.0 million of its senior unsecured notes that mature on June 1, 2011.  Other priorities for uses of cash remain investing in the business and returning value to shareholders.  The Company has a lengthy history of dividend increases and consistent share repurchase activity.  Capital spending to enhance existing operations is ongoing, and strategic acquisitions to complement current product portfolios are continually being evaluated as an option to utilize the Company’s strong cash balance.

Contractual Obligations and Commercial Commitments

The Company records income taxes in accordance with the provisions of ASC 740, Income Taxes.  The Company is unable to determine its contractual obligations by year related to this pronouncement, as the ultimate amount or timing of settlement of its reserves for income taxes cannot be reasonably estimated.  The total liability for unrecognized tax benefits, including interest and penalties, at May 1, 2011, was $43.0 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Hog Markets:  The Company’s earnings are affected by fluctuations in the live hog market.  To minimize the impact on earnings, and to ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 10 years.  Purchased hogs under contract accounted for 95 percent and 94 percent of the total hogs purchased by the Company during the first six months of fiscal 2011 and 2010, respectively.  The majority of these contracts use market-based formulas based on hog futures, hog primal values, or industry reported hog markets.  Under normal, long-term market conditions, changes in the cash hog market are offset by proportional changes in primal values.  Therefore, a hypothetical 10 percent change in the cash hog market would have had an immaterial effect on the Company’s results of operations.

Certain procurement contracts allow for future hog deliveries (firm commitments) to be forward priced.  The Company generally hedges these firm commitments by using hog futures contracts.  These futures contracts are designated and accounted for as fair value hedges.  The change in the market value of such futures contracts is highly effective at offsetting changes in price movements of the hedged item, and the Company evaluates the effectiveness of the contracts on a regular basis.  Changes in the fair value of the futures contracts, along with the gain or loss on the firm commitment, are marked-to-market through earnings and are recorded on the Consolidated Statement of Financial Position as a current asset and liability, respectively.  The fair value of the Company’s open futures contracts as of May 1, 2011, was $(8.1) million compared to $0.6 million as of October 31, 2010.

The Company measures its market risk exposure on its hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in market prices.  A 10 percent increase in market prices would have negatively impacted the fair value of the Company’s May 1, 2011, open contracts by $13.5 million, which in turn would lower the Company’s future cost of purchased hogs by a similar amount.

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

To reduce the Company’s exposure to changes in grain prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future direct grain purchases.  This program currently utilizes corn futures, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value with an unrealized gain of $42.0 million, before tax, on the Consolidated Statement of Financial Position as of May 1, 2011, compared to an unrealized gain of $46.4 million, before tax, as of October 31, 2010.

The Company measures its market risk exposure on its grain futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain.  A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s May 1, 2011, open grain contracts by $11.7 million, which in turn would lower the Company’s future cost on purchased grain by a similar amount.

Natural Gas:  Production costs at the Company’s plants and feed mills are also subject to fluctuations in fuel costs.  To reduce the Company’s exposure to changes in natural gas prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future natural gas purchases.  This program utilizes natural gas swaps, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value with an unrealized loss of $2.2 million, before tax, on the Consolidated Statement of Financial Position as of May 1, 2011, compared to an unrealized loss of $6.4 million, before tax, as of October 31, 2010.

The Company measures its market risk exposure on its natural gas contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for natural gas.  A 10 percent decrease in the market price for natural gas would have negatively impacted the fair value of the Company’s May 1, 2011, open natural gas contracts by $0.6 million, which in turn would lower the Company’s future cost on natural gas purchases by a similar amount.

Long-Term Debt:  A principal market risk affecting the Company is the exposure to changes in interest rates on the Company’s fixed-rate, long-term debt.  Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $8.4 million.  The fair value of the Company’s long-term debt (including current maturities) was estimated using discounted future cash flows based on the Company’s incremental borrowing rate for similar types of borrowing arrangements.

Investments:  The Company holds trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans, and as part of an investment portfolio.  As of May 1, 2011, the balance of these securities totaled $157.0 million.  A portion of these securities represent fixed income funds.  The Company is subject to market risk due to fluctuations in the value of the remaining investments, as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis.  A 10 percent decline in the value of the investments not held in fixed income funds would have a direct negative impact to the Company’s pretax earnings of approximately $8.7 million, while a 10 percent increase in value would have a positive impact of the same amount.

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

(b)               Internal Controls.

During the second quarter of fiscal year 2011, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is a party to various legal proceedings related to the on-going operation of its business, including claims both by and against the Company.  At any time, such proceedings typically involve claims related to product liability, contract disputes, wage and hour laws, employment practices, or other actions brought by employees, consumers, competitors, or suppliers.  The Company establishes accruals for its potential exposure, as appropriate, for claims against the Company when losses become probable and reasonably estimable.  However, future developments or settlements are uncertain and may require the Company to change such accruals as proceedings progress.  Resolution of any currently known matters, either individually or in the aggregate, is not expected to have a material effect on the Company’s financial condition, results of operations, or liquidity.

Item 1A.  Risk Factors

The Company’s operations are subject to the general risks of the food industry.

The food products manufacturing industry is subject to the risks posed by:

•                  food spoilage;

•                  food contamination caused by disease-producing organisms or pathogens, such as Listeria monocytogenes, Salmonella, and pathogenic E coli.;

•                  food allergens;

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

The Company is involved on an ongoing basis in litigation arising in the ordinary course of business. Trends in litigation may include class actions involving employees, consumers, competitors, suppliers, shareholders, or injured persons, and claims relating to product liability, contract disputes, patent infringement, wage and hour laws, employment practices, or environmental matters.  Litigation trends and the outcome of litigation cannot be predicted with certainty and adverse litigation trends and outcomes could adversely affect the Company’s financial results.

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

The Company has approximately 19,200 domestic and foreign employees, of which approximately 5,500 are represented by labor unions, principally the United Food and Commercial Workers’ Union.  A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities that results in work slowdowns or stoppages could harm the Company’s financial results.  Union contracts at the Company’s facilities in Algona, Iowa; Atlanta, Georgia; Austin, Minnesota; Beloit, Wisconsin; Fremont, Nebraska; and San Leandro, California will expire during fiscal 2011, covering a combined total of approximately 3,300 employees.  Negotiations at these facilities are expected to begin in the third quarter.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the Second Quarter of Fiscal 2011

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
January 31, 2011 – March 6, 2011	184,800	$25.39	184,800	8,104,200
March 7, 2011 – April 3, 2011	300,000	27.56	300,000	7,804,200
April 4, 2011 – May 1, 2011	285,000	28.17	285,000	7,519,200
Total	769,800	$27.26	769,800

1On May 26, 2010, the Company announced that its Board of Directors had authorized the Company to repurchase up to 5,000,000 shares of common stock with no expiration date.  On November 22, 2010, the Board of Directors also authorized a two-for-one split of the Company’s common stock.  As part of the resolution to approve that stock split, the number of shares remaining to be repurchased was adjusted proportionately.  The stock split was approved by shareholders and was subsequently effected on February 1, 2011.  All numbers in the table above reflect the impact of this stock split.

Item 6.  Exhibits

3.1

Restated Certificate of Incorporation, as amended February 1, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2011, filed on March 3, 2011, File No. 001-02402).

3.2	Bylaws as amended to date (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 24, 2010, filed on March 5, 2010, File No. 001-02402).

4.1

Indenture dated as of April 1, 2011 between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Company’s registration statement on Form S-3 filed on April 4, 2011, File No. 333-173284).

4.2	Form of 4.125% Notes due 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 11, 2011, File No. 001-02402).

10.1

Underwriting Agreement, dated as of April 4, 2011, by and between the Company and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner, & Smith Incorporated as representatives of the several underwriters named in Schedule 1 thereto (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on April 11, 2011, File No. 001-02402).

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

HORMEL FOODS CORPORATION
(Registrant)

Date: June 10, 2011	By	/s/ JODY H. FERAGEN
JODY H. FERAGEN
Executive Vice President, Chief Financial Officer,
and Director
(Principal Financial Officer)

Date: June 10, 2011	By	/s/ JAMES N. SHEEHAN
JAMES N. SHEEHAN
Vice President and Controller
(Principal Accounting Officer)