Form 10-Q
period 2011-07-31
HORMEL FOODS CORP /DE/
filed 2011-09-09
CIK 48465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 4, 2011
Common Stock	$.0293 par value	265,226,125
Common Stock Non-Voting	$.01 par value	-0-

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In Thousands of Dollars)

	July 31,	October 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$497,364	$467,845
Short-term marketable securities	76,125	50,595
Accounts receivable	427,927	430,939
Inventories	865,875	793,771
Income taxes receivable	16,830	8,525
Deferred income taxes	70,299	70,703
Prepaid expenses	11,859	12,153
Other current assets	10,842	23,635
TOTAL CURRENT ASSETS	1,977,121	1,858,166

DEFERRED INCOME TAXES	49,046	72,426

GOODWILL	630,707	629,023

OTHER INTANGIBLES	134,330	141,522

PENSION ASSETS	87,424	61,272

INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	227,810	214,389

OTHER ASSETS	147,196	155,017

PROPERTY, PLANT AND EQUIPMENT
Land	55,676	54,017
Buildings	740,655	729,718
Equipment	1,376,515	1,358,237
Construction in progress	49,767	45,283
	2,222,613	2,187,255
Less allowance for depreciation	(1,326,718)	(1,265,152)
	895,895	922,103

TOTAL ASSETS	$4,149,529	$4,053,918

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In Thousands of Dollars)

	July 31,	October 31,
	2011	2010
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$301,578	$361,287
Accrued expenses	42,787	46,408
Accrued workers compensation	33,579	33,022
Accrued marketing expenses	100,182	76,552
Employee related expenses	176,451	187,116
Taxes payable	9,034	9,339
Interest and dividends payable	37,352	37,489
Current maturities of long-term debt	0	350,000
TOTAL CURRENT LIABILITIES	700,963	1,101,213

LONG TERM DEBT — less current maturities	250,000	0

PENSION AND POST-RETIREMENT BENEFITS	458,258	454,998

OTHER LONG-TERM LIABILITIES	73,693	91,068

SHAREHOLDERS’ INVESTMENT *
Preferred stock, par value $.01 a share—authorized 160,000,000 shares; issued—none
Common stock, non-voting, par value $.01 a share—authorized 400,000,000 shares; issued—none
Common stock, par value $.0293 a share—authorized 800,000,000 shares; issued 266,327,925 shares July 31, 2011 issued 265,963,080 shares October 31, 2010	7,803	7,793
Accumulated other comprehensive loss	(154,554)	(175,910)
Retained earnings	2,806,391	2,568,774
HORMEL FOODS CORPORATION SHAREHOLDERS’ INVESTMENT	2,659,640	2,400,657
NONCONTROLLING INTEREST	6,975	5,982
TOTAL SHAREHOLDERS’ INVESTMENT	2,666,615	2,406,639

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$4,149,529	$4,053,918

* Shares and par values have been restated, as appropriate, to reflect the two-for-one stock split effected February 1, 2011.

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31, 2011	July 25, 2010*	July 31, 2011	July 25, 2010*

Net sales	$1,910,592	$1,730,451	$5,791,191	$5,157,680
Cost of products sold	1,612,737	1,445,536	4,793,104	4,273,911
GROSS PROFIT	297,855	284,915	998,087	883,769

Selling, general and administrative	156,595	146,523	461,892	438,837

Equity in earnings of affiliates	5,562	2,222	19,139	8,995

OPERATING INCOME	146,822	140,614	555,334	453,927

Other income and expense:
Interest and investment income	139	310	2,552	2,176
Interest expense	(5,623)	(6,493)	(19,389)	(19,628)

EARNINGS BEFORE INCOME TAXES	141,338	134,431	538,497	436,475

Provision for income taxes	41,374	48,067	177,796	159,307

NET EARNINGS	99,964	86,364	360,701	277,168
Less: Net earnings attributable to noncontrolling interest	1,483	994	3,815	2,729
NET EARNINGS ATTRIBUTABLE TO HORMEL FOODS CORPORATION	$98,481	$85,370	$356,886	$274,439

NET EARNINGS PER SHARE:
BASIC	$0.37	$0.32	$1.34	$1.03
DILUTED	$0.36	$0.32	$1.31	$1.01

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	266,925	266,401	266,887	266,922
DILUTED	272,759	270,326	272,449	270,736

DIVIDENDS DECLARED PER SHARE:	$0.1275	$0.1050	$0.3825	$0.3150

* Shares and per share figures have been restated to reflect the two-for-one stock split effected February 1, 2011.

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Hormel Foods Corporation Shareholders
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment

Balance at October 25, 2009	$7,828	$0	$0	$2,318,390	$(203,610)	$1,713	$2,124,321
Comprehensive income
Net earnings				395,587		4,189	399,776
Foreign currency translation					5,468	80	5,548
Deferred hedging, net of reclassification adjustment					33,372		33,372
Pension and other benefits					(11,140)		(11,140)
Comprehensive income						4,269	427,556
Purchases of common stock		(69,574)					(69,574)
Stock-based compensation expense			14,402				14,402
Exercise of stock options/nonvested shares	65	(308)	22,007				21,764
Shares retired	(100)	69,882	(36,409)	(33,373)			0
Declared cash dividends – $.42 per share*				(111,830)			(111,830)
Balance at October 31, 2010	$7,793	$0	$0	$2,568,774	$(175,910)	$5,982	$2,406,639
Comprehensive income
Net earnings				356,886		3,815	360,701
Foreign currency translation					2,915	178	3,093
Deferred hedging, net of reclassification adjustment					7,178		7,178
Pension and other benefits					11,263		11,263
Comprehensive income						3,993	382,235
Purchases of common stock		(80,648)					(80,648)
Stock-based compensation expense			14,820				14,820
Exercise of stock options/nonvested shares	94	(149)	48,835				48,780
Shares retired	(84)	80,797	(63,655)	(17,058)			0
Distribution to noncontrolling interest						(3,000)	(3,000)
Declared cash dividends – $.3825 per share				(102,211)			(102,211)
Balance at July 31, 2011	$7,803	$0	$0	$2,806,391	$(154,554)	$6,975	$2,666,615

* Per share figures have been restated to reflect the two-for-one stock split effected February 1, 2011.

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(Unaudited)

	Nine Months Ended
	July 31, 2011	July 25, 2010
OPERATING ACTIVITIES
Net earnings	$360,701	$277,168
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	85,735	84,332
Amortization of intangibles	7,192	7,786
Equity in earnings of affiliates, net of dividends	(15,108)	(8,995)
Provision for deferred income taxes	5,040	1,285
Gain on property/equipment sales and plant facilities	(250)	(81)
Non-cash investment activities	357	(276)
Stock-based compensation expense	14,820	11,868
Excess tax benefit from stock-based compensation	(13,590)	(7,243)
Other	486	7,595
Changes in operating assets and liabilities, net of acquisitions:
Decrease (Increase) in accounts receivable	3,012	(11,600)
Increase in inventories	(72,104)	(71,013)
Decrease in prepaid expenses and other current assets	19,306	4,732
(Decrease) Increase in pension and post-retirement benefits	(4,437)	2,182
Decrease in accounts payable and accrued expenses	(71,735)	(26,118)
NET CASH PROVIDED BY OPERATING ACTIVITIES	319,425	271,622

INVESTING ACTIVITIES
Net purchase of trading securities	(20,000)	(50,000)
Acquisitions of businesses/intangibles	(7,207)	(27,978)
Purchases of property/equipment	(56,253)	(63,754)
Proceeds from sales of property/equipment	3,496	3,200
Decrease (Increase) in investments, equity in affiliates, and other assets	7,010	(30,970)
NET CASH USED IN INVESTING ACTIVITIES	(72,954)	(169,502)

FINANCING ACTIVITIES
Proceeds from long-term debt, net	247,564	0
Principal payments on long-term debt	(350,000)	0
Dividends paid on common stock	(95,991)	(81,429)
Share repurchase	(80,648)	(53,171)
Proceeds from exercise of stock options	50,540	16,780
Excess tax benefit from stock-based compensation	13,590	7,243
Distribution to noncontrolling interest	(3,000)	0
Other	993	122
NET CASH USED IN FINANCING ACTIVITIES	(216,952)	(110,455)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,519	(8,335)
Cash and cash equivalents at beginning of year	467,845	385,252
CASH AND CASH EQUIVALENTS AT END OF QUARTER	$497,364	$376,917

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

Subsequent Event

Effective August 22, 2011, MegaMex Foods, LLC (MegaMex), a joint venture between the Company and Herdez Del Fuerte, S.A. de C.V., completed the acquisition of Fresherized Foods.  Fresherized Foods produces Wholly Guacamole®, Wholly Salsa® and Wholly Queso® products, which expand the platform of Mexican foods offered by the Company.  The Company’s 50 percent share of the Fresherized Foods results will be reflected through equity in earnings of affiliates for MegaMex in the Grocery Products segment from the date of acquisition.

Investments

The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans, which is included in other assets on the Consolidated Statements of Financial Position.  The securities held by the trust are classified as trading securities.  Therefore, unrealized gains and losses associated with these investments are included in the Company’s earnings.  Securities held by the trust generated a loss of $0.2 million for the third quarter and a gain of $1.6 million for the nine months ended July 31, 2011, compared to gains of $0.4 million and $2.9 million for the third quarter and nine months ended July 25, 2010, respectively.  The Company has transitioned the majority of this portfolio to more fixed return investments to reduce the exposure to volatility in equity markets.

The Company also holds securities as part of an investment portfolio, which are classified as short-term marketable securities on the Consolidated Statements of Financial Position.  These investments are also trading securities.  Therefore, unrealized gains and losses are included in the Company’s earnings.  The Company recorded a gain of $0.1 million and $0.5 million related to these investments during the third quarter and nine months ended July 31, 2011, respectively, compared to a gain of $0.2 million for both the third quarter and nine months ended July 25, 2010.

Supplemental Statement of Operations Information

Net earnings for the nine months ended July 25, 2010, included two non-recurring charges recorded by the Company.  During the second quarter of fiscal 2010, the Company made the decision to close its Valley Fresh plant in Turlock, California.  A write-down of fixed assets and the recording of employee related costs resulted in a charge to net earnings of $6.3 million ($0.02 per diluted share).  Health care laws enacted in fiscal 2010 also required the Company to reduce the value of its deferred tax assets as a result of a change to the tax treatment of Medicare Part D subsidies.  As a result, the Company recorded a charge of $7.1 million ($0.03 per diluted share) to income tax expense during the second quarter of fiscal 2010, primarily related to these new health care laws.

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

A reconciliation of the number of options outstanding and exercisable (in thousands) as of July 31, 2011, and changes during the nine months then ended, is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at October 31, 2010	22,048	$16.47
Granted	2,648	24.95
Exercised	(4,437)	15.34
Forfeitures	(20)	18.71
Outstanding at July 31, 2011	20,239	$17.83	5.9 years	$225,536
Exercisable at July 31, 2011	13,967	$16.54	4.7 years	$173,653

The weighted-average grant date fair value of stock options granted, and the total intrinsic value of options exercised (in thousands) during the third quarter and first nine months of fiscal years 2011 and 2010, are as follows:

	Three Months Ended		Nine Months Ended
	July 31, 2011	July 25, 2010	July 31, 2011	July 25, 2010
Weighted-average grant date fair value	N/A	N/A	$5.54	$4.55
Intrinsic value of exercised options	$11,124	$3,334	$50,312	$22,559

The fair value of each option award is calculated on the date of grant using the Black-Scholes valuation model utilizing the following weighted-average assumptions.  No options were granted in the third quarter ending July 31, 2011, or July 25, 2010.

	Nine Months Ended
	July 31, 2011	July 25, 2010
Risk-Free Interest Rate	3.0%	3.4%
Dividend Yield	2.0%	2.2%
Stock Price Volatility	21.0%	22.0%
Expected Option Life	8 years	8 years

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

The Company’s nonvested shares granted on or before September 26, 2010, vest after five years or upon retirement. Nonvested shares granted after September 26, 2010, vest after one year. A reconciliation of the nonvested shares (in thousands) as of July 31, 2011, and changes during the nine months then ended, is as follows:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at October 31, 2010	206	$18.13
Granted	45	24.84
Vested	(20)	16.77
Nonvested at July 31, 2011	231	19.55

No nonvested shares were granted or vested in the third quarter ended July 31, 2011, or July 25, 2010.  The weighted-average grant date fair value of nonvested shares granted, the total fair value (in thousands) of nonvested shares granted, and the fair value (in thousands) of shares that have vested during the first nine months of fiscal years 2011 and 2010, are as follows:

	Nine Months Ended
	July 31, 2011	July 25, 2010
Weighted-average grant date fair value	$24.84	$19.56
Fair value of nonvested shares granted	$1,118	$978
Fair value of shares vested	$335	$664

Stock-based compensation expense, along with the related income tax benefit, for the third quarter and first nine months of fiscal years 2011 and 2010 is presented in the table below.

	Three Months Ended		Nine Months Ended
(in thousands)	July 31, 2011	July 25, 2010	July 31, 2011	July 25, 2010
Stock-based compensation expense recognized	$2,578	$2,682	$14,820	$11,868
Income tax benefit recognized	(979)	(1,028)	(5,629)	(4,548)
After-tax stock-based compensation expense	$1,599	$1,654	$9,191	$7,320

At July 31, 2011, there was $14.5 million of total unrecognized compensation expense from stock-based compensation arrangements granted under the plans.  This compensation is expected to be recognized over a weighted average period of approximately 2.7 years.  During the third quarter and nine months ended July 31, 2011, cash received from stock option exercises was $6.8 million and $50.5 million, compared to $2.6 million and $16.8 million for the third quarter and nine months ended July 25, 2010.  The total tax benefit to be realized for tax deductions from these option exercises for the third quarter and nine months ended July 31, 2011, was $4.2 million and $19.1 million, respectively, compared to $1.2 million and $8.6 million in the comparable periods in fiscal 2010.

Shares issued for option exercises and nonvested shares may be either authorized but unissued shares, or shares of treasury stock acquired in the open market or otherwise.

NOTE D                 GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the nine months ended July 31, 2011, is presented in the table below.  There were no changes in the carrying amount during the third quarter of fiscal 2011.

(in thousands)	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	All Other	Total
Balance as of October 31, 2010	$123,316	$94,791	$203,214	$207,028	$674	$629,023
Goodwill acquired	—	1,684	—	—	—	1,684
Balance as of July 31, 2011	$123,316	$96,475	$203,214	$207,028	$674	$630,707

The gross carrying amount and accumulated amortization for definite-lived intangible assets are presented in the table below.

	July 31, 2011		October 31, 2010
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists/relationships	$22,378	$(11,967)	$22,378	$(10,194)
Proprietary software & technology	22,000	(14,197)	23,650	(13,974)
Formulas & recipes	18,354	(9,512)	22,404	(11,914)
Non-compete covenants	5,370	(5,059)	7,200	(6,275)
Distribution network	4,120	(3,268)	4,120	(2,959)
Other intangibles	8,660	(4,656)	9,740	(5,011)
Total	$80,882	$(48,659)	$89,492	$(50,327)

Amortization expense was $2.3 million and $7.2 million for the third quarter and nine months ended July 31, 2011, respectively, compared to $2.6 million and $7.8 million for the third quarter and nine months ended July 25, 2010.

Estimated annual amortization expense (in thousands) for the five fiscal years after October 31, 2010, is as follows:

Fiscal Year	Estimated Amortization Expense
2011	$9,434
2012	8,906
2013	7,699
2014	6,303
2015	3,192

The carrying amounts for indefinite-lived intangible assets are presented in the table below.

(in thousands)	July 31, 2011	October 31, 2010
Brands/tradenames/trademarks	$94,123	$94,373
Other intangibles	7,984	7,984
Total	$102,107	$102,357

NOTE E                                                    EARNINGS PER SHARE DATA

The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(in thousands)	July 31, 2011	July 25, 2010	July 31, 2011	July 25, 2010

Basic weighted-average shares outstanding	266,925	266,401	266,887	266,922

Dilutive potential common shares	5,834	3,925	5,562	3,814

Diluted weighted-average shares outstanding	272,759	270,326	272,449	270,736

For the third quarter and nine months ended July 31, 2011, 24 thousand and 0.7 million weighted average stock options, respectively, were not included in the computation of dilutive potential common shares since their inclusion would have had an antidilutive effect on earnings per share, compared to 3.2 million and 4.6 million for the third quarter and nine months ended July 25, 2010.

NOTE F                                                    COMPREHENSIVE INCOME

Components of comprehensive income, net of taxes, are:

	Three Months Ended		Nine Months Ended
	July 31,	July 25,	July 31,	July 25,
(in thousands)	2011	2010	2011	2010

Net earnings	$99,964	$86,364	$360,701	$277,168
Other comprehensive (loss) income:
Deferred gain (loss) on hedging	369	1,729	25,655	(8,868)
Reclassification adjustment into net earnings	(9,483)	4,006	(18,477)	16,164
Foreign currency translation	756	(1,494)	3,093	1,328
Pension and post-retirement benefits	2,962	273	11,263	6,833
Other comprehensive (loss) income	(5,396)	4,514	21,534	15,457
Total comprehensive income	94,568	90,878	382,235	292,625
Comprehensive income attributable to noncontrolling interest	1,542	1,016	3,993	2,751
Comprehensive income attributable to Hormel Foods Corporation	$93,026	$89,862	$378,242	$289,874

The components of accumulated other comprehensive loss, net of tax, are as follows:

(in thousands)	July 31, 2011	October 31, 2010

Foreign currency translation	$11,764	$8,849
Pension & other benefits	(193,980)	(205,243)
Deferred gain on hedging	27,662	20,484
Accumulated other comprehensive loss	$(154,554)	$(175,910)

NOTE G                                                  INVENTORIES

Principal components of inventories are:

(in thousands)	July 31, 2011	October 31, 2010

Finished products	$477,035	$431,285
Raw materials and work-in-process	223,398	205,355
Materials and supplies	165,442	157,131
Total	$865,875	$793,771

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

Cash Flow Hedges:  The Company utilizes futures contracts to offset the price fluctuation in the Company’s future direct grain purchases, and has entered into various swaps to hedge the purchases of natural gas at certain plant locations.  The financial instruments are designated and accounted for as cash flow hedges, and the Company measures the effectiveness of the hedges on a regular basis.  Effective gains or losses related to these cash flow hedges are reported in accumulated other comprehensive loss and reclassified into earnings, through cost of products sold, in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  The Company typically does not hedge its grain or natural gas exposure beyond the next two upcoming fiscal years.  As of July 31, 2011, and October 31, 2010, the Company had the following outstanding commodity futures contracts and swaps that were entered into to hedge forecasted purchases:

Volume
Commodity	July 31, 2011	October 31, 2010
Corn	15.4 million bushels	21.1 million bushels
Soybean Meal	N/A	190,400 tons
Natural Gas	0.9 million MMBTU’s	1.6 million MMBTU’s

As of July 31, 2011, the Company had included in accumulated other comprehensive loss (AOCL), hedging gains of $44.4 million (before tax) relating to its positions, compared to gains of $32.9 million (before tax) as of October 31, 2010.  The Company expects to recognize the majority of these gains over the next 12 months.  The balance as of July 31, 2011, includes gains of $8.2 million related to the Company’s soybean meal futures contracts.  These contracts were de-designated as cash flow hedges effective January 30, 2011, as they were no longer highly effective.  These gains will remain in AOCL until the hedged transactions occur or it is probable the hedged transactions will not occur.  Gains or losses related to these contracts after the date of de-designation have been recognized in earnings as incurred.

Fair Value Hedges:  The Company also utilizes futures contracts to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The intent of the program is to make the forward priced commodities cost nearly the same as cash market purchases at the date of delivery.  The futures contracts are designated and accounted for as fair value hedges, and the Company measures the effectiveness of the hedges on a regular basis.  Changes in the fair value of the futures contracts, along with the gain or loss on the hedged purchase commitment, are marked-to-market through earnings and are recorded on the Consolidated Statements of Financial Position as a current asset and liability, respectively.  Effective gains or losses related to these fair value hedges are recognized through cost of products sold in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  As of July 31, 2011, and October 31, 2010, the Company had the following outstanding commodity futures contracts designated as fair value hedges:

Volume
Commodity	July 31, 2011	October 31, 2010
Corn	17.8 million bushels	9.9 million bushels
Lean Hogs	1.4 million cwt	1.1 million cwt

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

As of July 31, 2011, and October 31, 2010, the Company had the following outstanding futures and options contracts related to the programs described above:

Volume
Commodity	July 31, 2011	October 31, 2010
Corn	N/A	1.5 million bushels
Soybean meal	9,100 tons	1,200 tons

Notional Amount
Currency	July 31, 2011	October 31, 2010
Canadian Dollars	C$ 4.5 million	N/A

Fair Values:  The fair values of the Company’s derivative instruments (in thousands) as of July 31, 2011, and October 31, 2010, were as follows:

	Location on
	Consolidated	Fair Value (1)
	Statements of Financial	July 31,		October 31,
	Position	2011		2010
Asset Derivatives:
Derivatives Designated as Hedges:
Commodity contracts	Other current assets	$(17,860)		$54,395

Derivatives Not Designated as Hedges:
Commodity contracts	Other current assets	1,992		2,137

Total Asset Derivatives		$(15,868	)(2)	$56,532

Liability Derivatives:
Derivatives Designated as Hedges:
Commodity contracts	Accounts payable	$(74,801	)(2)	$6,390

Derivatives Not Designated as Hedges:
Commodity contracts	Accounts payable	(733	)(2)	—
Foreign exchange contracts	Accounts payable	61		—

Total Liability Derivatives		$(75,473)		$6,390

(1)

Amounts represent the gross fair value of derivative assets and liabilities. The Company nets the derivative assets and liabilities for each of its hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract. The amount or timing of cash collateral balances may impact the classification of the derivative in the Consolidated Statement of Financial Position.

(2)

The gross fair value of the Company’s asset derivatives for commodity contracts totaling $(15.9) million was offset by a cash collateral receivable of $25.9 million, resulting in a net asset of $10.0 million as of July 31, 2011. Conversely, the gross fair value of the Company’s liability derivatives for commodity contracts totaling ($75.5) million was offset by a cash collateral liability of $81.3 million, resulting in a net liability of $5.8 million as of July 31, 2011. See Note I - Fair Value Measurements for a discussion of these net amounts as reported in the Consolidated Statements of Financial Position.

Derivative Gains and Losses:  Gains or losses (before tax, in thousands) related to the Company’s derivative instruments for the third quarter ended July 31, 2011, and July 25, 2010, were as follows:

	Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss (AOCL) (Effective Portion) (1)		Location on	Gain/(Loss) Reclassified from AOCL into Earnings (Effective Portion) (1)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (3)
	Three Months Ended		Consolidated	Three Months Ended		Three Months Ended
Cash Flow Hedges:	July 31, 2011	July 25, 2010	Statements of Operations	July 31, 2011	July 25, 2010	July 31, 2011	July 25, 2010
Commodity contracts	$537	$2,914	Cost of products sold	$15,257	$(6,444)	$(2,806)	$1,205

	Location on	Gain/(Loss) Recognized in Earnings (Effective Portion) (4)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (5)
	Consolidated	Three Months Ended		Three Months Ended
Fair Value Hedges:	Statements of Operations	July 31, 2011	July 25, 2010	July 31, 2011	July 25, 2010

Commodity contracts	Cost of products sold	$(4,232)	$(773)	$346	$12

	Location on	Gain/(Loss) Recognized in Earnings
	Consolidated	Three Months Ended
Derivatives Not Designated as Hedges:	Statements of Operations	July 31, 2011	July 25, 2010
Commodity contracts	Cost of products sold	$(58)	$(131)

Foreign exchange contracts	Net sales	$113	$42

Derivative Gains and Losses:  Gains or losses (before tax, in thousands) related to the Company’s derivative instruments for the nine months ended July 31, 2011, and July 25, 2010, were as follows:

	Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss (AOCL) (Effective Portion) (1)		Location on	Gain/(Loss) Reclassified from AOCL into Earnings (Effective Portion) (1)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (3)
	Nine Months Ended		Consolidated	Nine Months Ended		Nine Months Ended
Cash Flow Hedges:	July 31, 2011	July 25, 2010	Statements of Operations	July 31, 2011	July 25, 2010	July 31, 2011	July 25, 2010
Commodity contracts	$41,200	$(14,070)	Cost of products sold	$29,714	$(24,312)	$(8,134)	$1,239

	Location on	Gain/(Loss) Recognized in Earnings (Effective Portion) (4)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (5)
	Consolidated	Nine Months Ended		Nine Months Ended
Fair Value Hedges:	Statements of Operations	July 31, 2011	July 25, 2010	July 31, 2011	July 25, 2010
Commodity contracts	Cost of products sold	$(15,896)	$(2,121)	$(73)	$123

	Location on	Gain/(Loss) Recognized in Earnings
	Consolidated	Nine Months Ended
Derivatives Not Designated as Hedges:	Statements of Operations	July 31, 2011	July 25, 2010
Commodity contracts	Cost of products sold	$(2,005)	$(37)

Foreign exchange contracts	Net sales	$(78)	$42

(1)	Amounts represent gains or losses in AOCL before tax. See Note F – Comprehensive Income for the after tax impact of these gains or losses on net earnings.
(2)	There were no gains or losses excluded from the assessment of hedge effectiveness during the third quarter or nine months of fiscal years 2011 and 2010.
(3)

There were no gains or losses resulting from the discontinuance of cash flow hedges during the third quarter or nine months of fiscal years 2011 and 2010. However, effective January 30, 2011, the Company de-designated and discontinued hedge accounting for its soybean meal futures contracts. At the date of de-designation of these hedges, gains of $17.7 million (before tax) were deferred in AOCL, with $8.2 million (before tax) remaining as of July 31, 2011. These gains will remain in AOCL until the hedged transactions occur or it is probable the hedged transactions will not occur. Gains or losses related to these contracts after the date of de-designation have been recognized in earnings as incurred.

(4)

Amounts represent losses on commodity contracts designated as fair value hedges that were closed during the third quarter or nine months of fiscal years 2011 and 2010, which were offset by a corresponding gain on the underlying hedged purchase commitment. Additional gains or losses related to changes in the fair value of open commodity contracts, along with the offsetting gain or loss on the hedged purchase commitment, are also marked-to-market through earnings with no impact on a net basis.

(5)	There were no gains or losses recognized as a result of a hedged firm commitment no longer qualifying as a fair value hedge during the third quarter or nine months of fiscal years 2011 and 2010.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of July 31, 2011, and October 31, 2010, and their level within the fair value hierarchy, are presented in the tables below.

	Fair Value Measurements at July 31, 2011
(in thousands)	Fair Value at July 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Cash equivalents (1)	$383,467	$383,467	$—	$—
Short-term marketable securities (2)	76,125	1,511	74,614	—
Other trading securities (3)	105,771	35,651	70,120	—
Commodity derivatives (4)	9,987	9,987	—	—
Total Assets at Fair Value	$575,350	$430,616	$144,734	$—

Liabilities at Fair Value:
Commodity derivatives (4)	$5,756	$4,094	$1,662	$—
Foreign exchange contracts (5)	61	—	61	—
Deferred compensation (3)	41,556	15,472	26,084	—
Total Liabilities at Fair Value	$47,373	$19,566	$27,807	$—

	Fair Value Measurements at October 31, 2010
(in thousands)	Fair Value at October 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Cash equivalents (1)	$360,064	$360,064	$—	$—
Short-term marketable securities (2)	50,595	66	50,529	—
Other trading securities (3)	109,153	49,889	59,264	—
Commodity derivatives (4)	11,604	11,604	—	—
Total Assets at Fair Value	$531,416	$421,623	$109,793	$—

Liabilities at Fair Value:
Commodity derivatives (4)	$6,390	$—	$6,390	$—
Deferred compensation (3)	42,141	13,298	28,843	—
Total Liabilities at Fair Value	$48,531	$13,298	$35,233	$—

The following methods and assumptions were used to estimate the fair value of the financial assets and liabilities above:

(1)	The Company’s cash equivalents consist of money market funds rated AAA. As these investments have a maturity date of three months or less, the carrying value approximates fair value.
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

(4)

The Company’s commodity derivatives represent futures contracts, option contracts, and swaps used in its hedging or other programs to offset price fluctuations associated with purchases of corn, soybean meal, and natural gas, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers. The Company’s futures and options contracts for corn and soybean meal are traded on the Chicago Board of Trade (CBOT), while futures contracts for lean hogs are traded on the Chicago Mercantile Exchange. These are active markets with quoted prices available and therefore these contracts are classified as Level 1. The Company’s natural gas swaps are settled based on quoted prices from the New York Mercantile Exchange. As the swaps settle based on quoted market prices, but are not held directly with the exchange, the swaps are classified as Level 2. All derivatives are reviewed for potential credit risk and risk of nonperformance. The Company nets the derivative assets and liabilities for each of its hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract. The net balance for each program is included in other current assets or accounts payable, as appropriate, in the Consolidated Statements of Financial Position. As of July 31, 2011, the Company has recognized the right to reclaim cash collateral of $25.9 million from, and the obligation to return cash collateral of $81.3 million to, various counterparties. As of October 31, 2010, the Company had recognized the obligation to return cash collateral of $44.9 million to various counterparties.

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

The Company’s financial assets and liabilities also include cash, accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value.  The Company does not carry its long-term debt at fair value in its Consolidated Statements of Financial Position.  Based on borrowing rates available to the Company for long-term financing with similar terms and average maturities, the fair value of long-term debt (including current maturities), utilizing discounted cash flows, was $265.3 million as of July 31, 2011, and $371.8 million as of October 31, 2010.

In accordance with the provisions of ASC 820, the Company also measures certain nonfinancial assets and liabilities at fair value that are recognized or disclosed on a nonrecurring basis (e.g. goodwill, intangible assets, and property, plant and equipment).  During the second quarter of fiscal 2010, the Company made the decision to close its Valley Fresh plant in Turlock, California.  The facilities in that location were evaluated during that process and the Company recorded a pretax charge of $6.6 million to reduce the property, plant and equipment to its current estimated fair value.  During the nine months ended July 31, 2011, and July 25, 2010, there were no other material remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

NOTE J                                                    PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic benefit cost for pension and other post-retirement benefit plans consists of the following:

	Pension Benefits
	Three Months Ended		Nine Months Ended
(in thousands)	July 31, 2011	July 25, 2010	July 31, 2011	July 25, 2010
Service cost	$6,052	$5,404	$18,155	$16,187
Interest cost	12,570	11,957	37,711	35,545
Expected return on plan assets	(15,747)	(13,521)	(47,242)	(40,565)
Amortization of prior service cost	(152)	(149)	(455)	(447)
Recognized actuarial loss	4,159	4,128	12,475	11,889
Settlement charge	—	—	—	1,267
Curtailment charge	—	—	—	55
Net periodic cost	$6,882	$7,819	$20,644	$23,931

	Post-retirement Benefits
	Three Months Ended		Nine Months Ended
(in thousands)	July 31, 2011	July 25, 2010	July 31, 2011	July 25, 2010
Service cost	$543	$590	$1,628	$1,778
Interest cost	4,683	4,998	14,049	15,124
Amortization of prior service cost	1,074	1,009	3,267	3,161
Recognized actuarial (gain) loss	(1)	628	(3)	1,794
Net periodic cost	$6,299	$7,225	$18,941	$21,857

During the third quarter of fiscal 2011, the Company made discretionary contributions of $23.6 million to fund its pension plans, compared to discretionary contributions of $20.2 million during the third quarter of fiscal 2010.  In the second quarter of fiscal year 2010, coincident with the Company’s decision to close its Turlock, California facility, it also commenced the process to terminate the defined benefit pension plan for the employees at that facility.  The fiscal 2010 settlement and curtailment charges noted above related to that plan termination.

NOTE K                                                  INCOME TAXES

The amount of unrecognized tax benefits, including interest and penalties, at July 31, 2011, recorded in other long-term liabilities was $22.3 million, of which $17.4 million would impact the Company’s effective tax rate if recognized.  The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense, with $(6.1) million and $(4.6) million included in expense in the third quarter and first nine months, respectively, of fiscal 2011.  The amount of accrued interest and penalties at July 31, 2011, associated with unrecognized tax benefits was $6.3 million.

During the third quarter of fiscal year 2011, the liability for gross unrecognized tax benefits decreased by $13.0 million (excluding interest and penalties), primarily due to the settlement of various state income tax audits.  The net impact to tax expense resulting from the decrease in gross unrecognized tax benefits (including interest, penalties, and other offsetting items) was a reduction of $4.4 million.  There were no material adjustments to the liability for unrecognized tax benefits during the third quarter of fiscal year 2010.

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

	Three Months Ended		Nine Months Ended
(in thousands)	July 31, 2011	July 25, 2010	July 31, 2011	July 25, 2010

Sales to Unaffiliated Customers
Grocery Products	$245,368	$235,034	$782,540	$753,343
Refrigerated Foods	1,045,874	950,075	3,097,200	2,735,847
Jennie-O Turkey Store	327,809	295,862	1,058,279	908,364
Specialty Foods	207,025	187,065	603,371	570,941
All Other	84,516	62,415	249,801	189,185
Total	$1,910,592	$1,730,451	$5,791,191	$5,157,680

Intersegment Sales
Grocery Products	$0	$0	$0	$0
Refrigerated Foods	4,313	2,346	9,765	6,156
Jennie-O Turkey Store	32,059	30,151	93,202	78,458
Specialty Foods	22	38	104	92
All Other	0	0	0	0
Total	$36,394	$32,535	$103,071	$84,706
Intersegment elimination	(36,394)	(32,535)	(103,071)	(84,706)
Total	$0	$0	$0	$0

Net Sales
Grocery Products	$245,368	$235,034	$782,540	$753,343
Refrigerated Foods	1,050,187	952,421	3,106,965	2,742,003
Jennie-O Turkey Store	359,868	326,013	1,151,481	986,822
Specialty Foods	207,047	187,103	603,475	571,033
All Other	84,516	62,415	249,801	189,185
Intersegment elimination	(36,394)	(32,535)	(103,071)	(84,706)
Total	$1,910,592	$1,730,451	$5,791,191	$5,157,680

Segment Operating Profit
Grocery Products	$30,428	$25,596	$118,038	$112,788
Refrigerated Foods	56,820	64,539	223,204	190,250
Jennie-O Turkey Store	34,851	30,664	155,379	96,100
Specialty Foods	18,141	19,703	54,583	60,841
All Other	8,043	4,823	26,480	16,678
Total segment operating profit	$148,283	$145,325	$577,684	$476,657

Net interest and investment expense (income)	5,484	6,183	16,837	17,452
General corporate expense	2,944	5,705	26,165	25,459
Noncontrolling interest	1,483	994	3,815	2,729

Earnings before income taxes	$141,338	$134,431	$538,497	$436,475

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

For the third quarter of fiscal 2011, the Company reported net earnings per diluted share of $0.36, an increase of 12.5 percent compared to $0.32 per diluted share in the third quarter of fiscal 2010.  Significant factors impacting the third quarter of fiscal 2011 were:

•                  Jennie-O Turkey Store had another solid quarter, reflecting increased value-added sales and improved efficiencies.

•                  Grocery Products profits showed improvement due to strong sales of core product lines and favorable joint venture results.

•                  Strong export sales of fresh pork resulted in significant profit gains for the All Other segment.

•                  Refrigerated Foods profits declined due primarily to lower pork operating margins.

•                  Profits for Specialty Foods were negatively impacted by continued high raw material costs.

•                  The Company’s effective tax rate was favorably impacted by the resolution of tax matters with federal and various state tax jurisdictions.

Consolidated Results

Net earnings attributable to the Company for the third quarter of fiscal 2011 increased 15.4 percent to $98.5 million compared to $85.4 million in the same quarter of fiscal 2010.  Diluted earnings per share for the third quarter increased to $0.36 from $0.32 last year.  Net earnings attributable to the Company for the first nine months of fiscal 2011 increased 24.0 percent to $356.9 million, from $287.8 million adjusted(1) net earnings attributable to the Company in fiscal 2010.  Diluted earnings per share for the same period increased 23.6 percent to $1.31 compared to $1.06 adjusted(1) diluted earnings per share last year.

On a U.S. GAAP basis, net earnings attributable to the Company for the first nine months of fiscal 2011 increased 30.0 percent to $356.9 million, from $274.4 million in fiscal 2010.  U.S. GAAP diluted earnings per share for the same period increased 29.7 percent to $1.31 compared to $1.01 last year.

(1) Adjusted Net Earnings:  Adjusted net earnings and adjusted diluted earnings per share for fiscal 2010 are non-GAAP financial measurements, which are provided to assist investors and other readers of the Company’s financial statements in better understanding the Company’s operating performance by excluding the impact of certain non-recurring items affecting comparability.  Non-GAAP measurements are not intended to be a substitute for U.S. GAAP measurements in analyzing financial performance.  These non-GAAP measurements are not in accordance with any generally accepted accounting principles and may be different from non-GAAP measurements used by other companies.

Adjusted net earnings for the nine months of fiscal 2010 exclude charges of $6.3 million ($0.02 per diluted share) relating to the closure of the Company’s Valley Fresh plant in Turlock, California, and an income tax charge of $7.1 million ($0.03 per diluted share) primarily due to the change in tax treatment of Medicare Part D reimbursements by health care laws enacted in the prior year.  The following table shows the calculations to reconcile from adjusted earnings to U.S. GAAP earnings for 2010.

(in thousands) Nine Months ended July 25, 2010	2010 Adjusted Earnings	Valley Fresh Plant Closure	Tax items primarily related to health care laws	2010 U.S. GAAP Earnings
Earnings before income taxes	$446,208	$(9,733)	$—	$436,475
Income taxes	155,642	(3,455)	7,120	159,307
Net earnings	$290,566	$(6,278)	$(7,120)	$277,168

Net earnings attributable to Hormel Foods Corporation	$287,837	$(6,278)	$(7,120)	$274,439

Diluted net earnings per share	$1.06	$(0.02)	$(0.03)	$1.01

Net sales for the third quarter of fiscal 2011 increased 10.4 percent to $1.91 billion, versus $1.73 billion in fiscal 2010.  Tonnage remained flat at 1.12 billion lbs. for the third quarter compared to the same quarter of last year.  Net sales for the first nine months of fiscal 2011 increased 12.3 percent to $5.79 billion from $5.16 billion in the nine months of fiscal 2010.  Tonnage for the first nine months increased 3.6 percent to 3.58 billion lbs. compared to 3.46 billion lbs. in 2010.  Each of the five reporting segments of the Company has now reported a year-over-year net sales increase for six consecutive quarters.  Both net sales and tonnage for value-added retail products have continued to grow throughout fiscal 2011, most notably for the Refrigerated Foods and Jennie-O Turkey Store (JOTS) segments.  Strong export sales of fresh pork have also benefitted the top-line results for fiscal 2011.  For the first nine months, JOTS sales of commodity meat and whole birds were also up significantly compared to fiscal 2010.  Pricing initiatives taken in response to higher input costs across the majority of the Company’s product portfolios have further enhanced the comparative sales results versus fiscal 2010, and have contributed to net sales growth outpacing tonnage growth for both the third quarter and nine month period.

Gross profit for the third quarter and first nine months of fiscal 2011 was $297.9 million and $998.1 million, respectively, compared to $284.9 million and $883.8 million for the same periods last year.  Gross profit as a percentage of net sales for the third quarter and first nine months of fiscal 2011 was 15.6 percent and 17.2 percent, versus 16.5 percent and 17.1 percent for the comparable periods in the prior year.  Gross profit for the nine months of fiscal 2010 included a charge of $9.7 million incurred in the prior year related to the closing of the Company’s Valley Fresh plant.  Despite rising grain costs, JOTS was able to generate margin improvement again during the third quarter due to robust value-added sales, favorable commodity meat margins, and ongoing operational efficiencies.  Strong margins generated on fresh pork exports also enhanced margin results for the Company’s international business in the All Other segment.  In the third quarter, the spread between hog costs and primal values was not as favorable as it has been in the past several quarters, resulting in pork operating margins that were significantly weaker than the third quarter of fiscal 2010.  While pricing initiatives were able to generate some margin improvement for the value-added businesses within Refrigerated Foods, those gains were not enough to offset the substantially lower margins in pork operations as compared to the prior year third quarter.  High raw material costs have also generated overall margin declines for the Specialty Foods segment throughout fiscal 2011.

Looking forward, higher raw material costs are expected to continue to impact margins for the Company’s value-added businesses.  Although the Company has been able to maintain favorable volumes to date, the impact of the higher pricing taken to recover these input costs will continue to be monitored during the remainder of the fiscal year.  Seasonally lower hog costs are anticipated during the late summer and fall months, and the Company expects pork operating margins to remain higher than historical levels, but lower than a year ago during the fourth quarter.  The turkey industry remains in good balance and that status is expected to continue.  However, margins for JOTS will be negatively impacted by rising grain costs that will continue to cycle in throughout upcoming quarters.

Selling, general and administrative expenses for the third quarter and nine months of fiscal 2011 were $156.6 million and $461.9 million, respectively, compared to $146.5 million and $438.8 million last year.  Due to significant sales growth, selling, general and administrative expenses as a percentage of net sales decreased to 8.2 percent and 8.0 percent for the third quarter and first nine months of fiscal 2011, respectively, compared to 8.5 percent for both the third quarter and first nine months of the prior year.  The nine month increase also reflects higher expense incurred due to the vesting of options under the Universal Stock Option award granted to all employees in 2007, which occurred during the first quarter of fiscal 2011.  Brokerage and other compensation related expenses were also higher for both the third quarter and first nine months compared to fiscal 2010.  The Company’s investment in advertising has also increased for the first nine months to date, with additional initiatives planned throughout the remainder of the fiscal year.  Marketing and advertising efforts will focus on the new design and varieties of the Hormel Compleats microwave product line during the fourth quarter, and the Company will continue to support its other Hormel branded products as part of the ongoing “Life Better Served” campaign.  The “Make the Switch” campaign for Jennie-O Turkey Store turkey burgers has also been resumed for the summer and fall months with new television advertising.  The Company expects selling, general and administrative expenses to be approximately 8.0 percent of net sales for the full 2011 fiscal year.

Equity in earnings of affiliates was $5.6 million and $19.1 million for the third quarter and first nine months of fiscal 2011, respectively, compared to $2.2 million and $9.0 million last year.  Improved results were reported across all of the Company’s joint ventures during the third quarter, most notably from its 50 percent owned MegaMex joint venture.  The increase for the nine months compared to the prior year also primarily reflects growth for MegaMex, as well as favorable results for the Company’s 40 percent owned Philippine joint venture, Purefoods-Hormel Company.

The effective tax rates for the third quarter and nine months of fiscal 2011 were 29.3 and 33.0 percent, respectively, compared to 35.8 and 36.5 percent for the comparable quarter and nine months of fiscal 2010.  The lower third quarter and nine month rates compared to the prior year primarily reflect favorable discrete items resulting from the resolution of tax matters with federal and various state tax jurisdictions.  Additionally, the higher rate for the nine moths of fiscal 2010 reflected a change in the tax treatment of Medicare Part D subsidies, resulting from new health care laws enacted at that time.  The Company expects a full-year effective tax rate between 33.0 and 34.0 percent for fiscal 2011.

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

	Three Months Ended			Nine Months Ended
(in thousands)	July 31, 2011	July 25, 2010	% Change	July 31, 2011	July 25, 2010	% Change
Net Sales
Grocery Products	$245,368	$235,034	4.4	$782,540	$753,343	3.9
Refrigerated Foods	1,045,874	950,075	10.1	3,097,200	2,735,847	13.2
Jennie-O Turkey Store	327,809	295,862	10.8	1,058,279	908,364	16.5
Specialty Foods	207,025	187,065	10.7	603,371	570,941	5.7
All Other	84,516	62,415	35.4	249,801	189,185	32.0
Total	$1,910,592	$1,730,451	10.4	$5,791,191	$5,157,680	12.3

Segment Operating Profit
Grocery Products	$30,428	$25,596	18.9	$118,038	$112,788	4.7
Refrigerated Foods	56,820	64,539	(12.0)	223,204	190,250	17.3
Jennie-O Turkey Store	34,851	30,664	13.7	155,379	96,100	61.7
Specialty Foods	18,141	19,703	(7.9)	54,583	60,841	(10.3)
All Other	8,043	4,823	66.8	26,480	16,678	58.8

Total segment operating profit	$148,283	$145,325	2.0	$577,684	$476,657	21.2
Net interest and investment expense (income)	5,484	6,183	(11.3)	16,837	17,452	(3.5)
General corporate expense	2,944	5,705	(48.4)	26,165	25,459	2.8
Noncontrolling interest	1,483	994	49.2	3,815	2,729	39.8

Earnings before income taxes	$141,338	$134,431	5.1	$538,497	$436,475	23.4

Grocery Products

The Grocery Products segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market.  This segment also includes the results from the Company’s MegaMex joint venture.

Grocery Products net sales increased 4.4 percent and 3.9 percent for the third quarter and nine months of fiscal 2011, respectively, compared to the same fiscal 2010 periods.  Tonnage increased 0.6 percent for the third quarter and 2.6 percent for the first nine months compared to the prior year.  Improved volumes and pricing initiatives benefitted top-line results for key product lines during the third quarter, including the SPAM family of products, Hormel Mary Kitchen hash, and Mexican food products within the Company’s MegaMex joint venture.  Sales of Hormel Compleats microwave meals also grew during the third quarter.  The Compleats product line will receive advertising support in the fourth quarter coinciding with the introduction of a new package label system designed to highlight the range of items offered, which should continue to enhance top-line results for this product line.

Segment profit for Grocery Products increased 18.9 percent for the third quarter compared to fiscal 2010.  For the first nine months of fiscal 2011, segment profit for Grocery Products declined 3.7 percent compared to adjusted segment profit in the prior year, which excludes a non-recurring charge of $9.7 million related to the closing of the Company’s Valley Fresh plant incurred during the second quarter of fiscal 2010 (see table below).  On a U.S. GAAP basis, Grocery Products segment profit increased 4.7 percent for the nine months compared to the same period of fiscal 2010.

The following table shows the calculation to reconcile from adjusted segment profit to U.S. GAAP segment profit for Grocery Products.

(in thousands)	2010 Adjusted Segment Profit	Valley Fresh Plant Closure	2010 U.S. GAAP Segment Profit
Grocery Products Segment Profit
Nine months ended July 25, 2010	$122,521	$(9,733)	$112,788

Higher pork and beef raw material costs have challenged Grocery Products throughout fiscal 2011, and have negatively impacted margins across its product portfolio.  Profitability was most significantly impacted during the first half of the fiscal year, and pricing initiatives taken at that time have now begun to temper these elevated input costs in the latter half.  Positive equity in earnings results from the MegaMex joint venture have continued to provide a significant benefit for both the third quarter and nine months of fiscal 2011 compared to the prior year, and have also offset a portion of the higher input costs incurred.  In the fourth quarter, MegaMex has completed the acquisition of Fresherized Foods, which produces Wholly Guacamole®, Wholly Salsa® and Wholly Queso® products for retail and foodservice channels.  The Company’s 50 percent share of this business should continue to enhance equity in earnings results in future quarters.

The Company expects margin pressure to continue for Grocery Products due to high raw material costs throughout the end of fiscal 2011.  Pricing initiatives taken earlier in the year should continue to mitigate these costs during the fourth quarter.  Additional volumes generated as a result of upcoming media campaigns are also expected to improve results for the remainder of the current year and into fiscal 2012.

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

Net sales for the Refrigerated Foods segment increased 10.1 percent and 13.2 percent for the third quarter and first nine months of fiscal 2011, respectively, compared to the same periods of fiscal 2010.  Tonnage decreased 0.9 percent for the third quarter and increased 1.7 percent for the first nine months, compared to last year.  Net sales gains were distributed across the segment, with all key business units showing substantial increases compared to the prior year.  Overall tonnage was flat, partially reflecting the impact of recent pricing advances.  Tonnage was also impacted by additional fresh hams being processed internally for upcoming holiday ham business that resulted in lower sales externally compared to fiscal 2010.  Continued support of the Hormel brand through the ongoing “Life Better Served” advertising campaign should continue to benefit top-line results for this segment going forward.

Demand for value-added products within Refrigerated Foods continued to be strong in the third quarter.  Within the Meat Products business unit, notable gains were reported on key retail items, including Hormel pepperoni, Hormel bacon, Hormel party trays, and Hormel Natural Choice deli products.  The Hormel Country Crock® side dish business also experienced favorable sales results following the conversion to a more consumer friendly “easy-peel” package during the third quarter.  Country Crock® remains a registered trademark of the Unilever Group of Companies and is being used under license.  The Affiliated Business Units also reported a net sales gain for the third quarter, with the largest gains attributable to the Farmer John and Burke Corporation businesses.  Despite ongoing challenges in the foodservice trade, the Company was also able to grow sales of branded products such as Natural Choice deli meats, Austin Blues barbeque products, and Café H ethnic meats during the quarter.

Segment profit for Refrigerated Foods decreased 12.0 percent for the third quarter and increased 17.3 percent for the first nine months of fiscal 2011, respectively, compared to the prior year.  The Company processed 7.02 million hogs during the first nine months of fiscal 2011, increasing from 6.90 million in the same period of the prior year.  As anticipated, pork operating margins were significantly weaker than fiscal 2010 during the third quarter.  Pricing initiatives implemented during the second and third quarter of fiscal 2011 were able to alleviate some of the margin pressure on the segment’s value-added product lines, but the improvements in those businesses were not able to fully overcome the year-over-year loss generated by the lower pork operating margins in the third quarter.

For the fourth quarter, pork operating margins are expected to return to more historical levels.  However, they will likely remain well below the margins that were experienced in the prior year, creating a difficult comparison for Refrigerated Foods versus the strong results in the fourth quarter of fiscal 2010.  Raw materials remain at or near all time highs, but a seasonal decline in hog markets is expected entering the late summer and fall months.  Although overall volumes to date have held steady following the implementation of recent price increases, the Company will continue to monitor the impact on demand throughout the remainder of the fiscal year.

Jennie-O Turkey Store

The Jennie-O Turkey Store (JOTS) segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for retail, foodservice, and fresh product customers.

JOTS net sales increased 10.8 percent and 16.5 percent for the third quarter and the first nine months of fiscal 2011, respectively, versus the comparable periods of fiscal 2010.  Tonnage decreased 2.7 percent for the third quarter and increased 6.3 percent for the first nine months, compared to fiscal 2010 results.  Improved value-added business drove the top-line results, with both net sales and tonnage increasing for the third quarter and first nine months compared to fiscal 2010.  Favorable commodity pricing throughout fiscal 2011 has also contributed to a substantial increase in commodity meat sales compared to the prior year.  For the first nine months, improved sales of whole birds also provided a significant benefit.

Segment profit for JOTS was up 13.7 percent for the third quarter and 61.7 percent for the first nine months, compared to the prior year.  Increased value-added sales were a key driver of the improved profitability, as well as ongoing operational and efficiency gains achieved throughout the business.  Favorable commodity meat margins have also generated substantial year-over-year gains for the first nine months of fiscal 2011.  However, the rising and volatile grain markets that have persisted in recent months began to negatively impact margin results for JOTS during the third quarter and are expected to continue.  Pricing initiatives and the Company’s hedging programs have been able to offset these costs to date in fiscal 2011.

JOTS has continued to build momentum across its value-added businesses during fiscal 2011, with the third quarter again showing sales growth in all three of the retail, deli, and foodservice business units.  Sales of Jennie-O Turkey Store retail tray pack fresh turkey, turkey burgers, turkey franks, and turkey bacon were all particularly strong.  The Company has resumed its “Make the Switch” marketing campaign for JOTS during the summer and fall months.  This campaign has already enhanced sales results for this segment and should provide additional benefit in upcoming quarters.

The Company expects the industry meat supply to be favorable during the fourth quarter.  However, higher grain markets are also likely to continue throughout the remainder of the fiscal year, and the Company’s current hedge positions will not be able to fully offset the increased cost.  Additional pricing initiatives on value-added items may be considered to recover a portion of the higher input costs.  Based on current conditions, the Company expects the fourth quarter profit comparison for JOTS to be challenging due to the exceptional results that were reported in the prior year.

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

Specialty Foods net sales increased 10.7 percent for the third quarter and 5.7 percent for the first nine months of fiscal 2011, respectively, compared to the same periods of fiscal 2010.  Tonnage was flat for the third quarter and increased 4.2 percent for the first nine months, compared to the prior year.  Top-line gains were reported by all three operating segments within Specialty Foods, reflecting favorable changes in product mix and recent pricing initiatives.  Sales of private label canned meats, sugar, liquid portion products, nutritional products, and blended products were all strong during the third quarter.

Specialty Foods segment profit decreased 7.9 percent in the third quarter and 10.3 percent for the first nine months, compared to fiscal 2010 results.  Raw material costs have negatively impacted this segment throughout fiscal 2011, and were higher than anticipated during the third quarter, most notably for sugar and dairy items.  The improved sales results for HSP and DCB were unable to fully offset these higher input costs, resulting in profit declines for both operating segments.  A more favorable product mix at CFI did generate improved results compared to the prior year, driven by increased volumes of nutritional and blended products and reductions in toll-based contract manufacturing business.

Specialty Foods expects to see year-over-year improvement in profitability in the fourth quarter.  Although high raw material costs remain a concern, pricing initiatives implemented through the third quarter should improve margin results for this segment going forward.  Additional pricing will be implemented in the fourth quarter, where possible, on items most impacted by recent dairy raw material cost increases.  The Company also continues to pursue opportunities to expand distribution and gain new business for this segment, which should benefit overall results in future quarters.

All Other

The All Other segment includes the Hormel Foods International (HFI) operating segment, which manufactures, markets, and sells Company products internationally.  This segment also includes the results from the Company’s international joint ventures and miscellaneous corporate sales.

All Other net sales increased 35.4 percent and 32.0 percent for the third quarter and first nine months of fiscal 2011, respectively, as compared to fiscal 2010.  Export sales of fresh pork have been particularly strong throughout fiscal 2011 and continue to drive the favorable top-line results.  Although sales of the SPAM family of products were flat for the third quarter, these items have also contributed significantly to the increase for the first nine months compared to the prior year.  Segment profit increased 66.8 percent for the third quarter and 58.8 percent for the first nine months of fiscal 2010, respectively, compared to prior year results.  Raw material costs remained high during the third quarter, but were more than offset by the increased export volumes, higher royalties, and favorable currency rates.  Additionally, improved results from the Company’s China operations and its international joint ventures have contributed to the increased profitability for both the third quarter and nine months compared to fiscal 2010.

The Company expects pork exports to remain strong for the remainder of the fiscal year, reflecting strong global demand.  Additional growth from the Company’s international joint ventures is also expected to provide continued benefit during the fourth quarter.

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

Net interest and investment expense (income) for the third quarter and first nine months of fiscal 2011 represented a net expense of $5.5 million and $16.8 million, respectively, compared to a net expense of $6.2 million and $17.5 million for the comparable quarter and nine months of fiscal 2010.  Lower returns on the Company’s rabbi trust for supplemental executive retirement plans and deferred income plans have been offset by increased interest income and currency gains during fiscal 2011.  Interest expense of $19.4 million for the first nine months of fiscal 2011 has decreased from $19.6 million in the prior year due to a lower overall long-term debt balance and interest rate compared to fiscal 2010.  The Company anticipates that interest expense will approximate $22.0 to $23.0 million for fiscal 2011.

General corporate expense for the third quarter and first nine months of fiscal 2011 was $2.9 million and $26.2 million, respectively, compared to $5.7 million and $25.5 million for the comparable periods of fiscal 2010.  Expenses for both the third quarter and nine months were impacted by a reduction in the lower of cost or market inventory reserve.  For the nine months, that reduction was offset by higher pension and insurance expenses and increased expense related to the vesting of options under the Universal Stock Option award granted to all employees in 2007, which occurred during the first quarter of fiscal 2011.

Net earnings attributable to the Company’s noncontrolling interests were $1.5 million and $3.8 million for the third quarter and nine months of fiscal 2011, respectively, compared to $1.0 million and $2.7 million for the comparable periods of fiscal 2010.  The increases for fiscal 2011 reflect improved performance from both the Company’s Precept Foods business and its China operations.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions that was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $497.4 million at the end of the third quarter of fiscal year 2011 compared to $376.9 million at the end of the comparable fiscal 2010 period.

Cash provided by operating activities was $319.4 million in the first nine months of fiscal 2011 compared to $271.6 million in the same period of fiscal 2010.  Increased earnings in fiscal 2011 are the key driver of the improved operating cash flows compared to the prior year.  Overall unfavorable changes in working capital balances compared to fiscal 2010, primarily accounts payable and other accrued expenses, have partially offset the cash generated by the higher earnings.  The Company made a discretionary contribution of $23.6 million in the third quarter of fiscal 2011 to fund its pension plans, compared to a contribution of $20.2 million in the third quarter of fiscal 2010.

Cash used in investing activities decreased to $73.0 million in the first nine months of fiscal 2011 from $169.5 million in the comparable period of fiscal 2010.  Fiscal 2010 included a $50.0 million investment in marketable securities, compared to a net investment of $20.0 million in the current year.  Other significant outflows for fiscal 2010 included the acquisition of the Country Crock® chilled side dish line and the Company’s investment in the MegaMex joint venture.  Fixed asset expenditures in the first nine months of fiscal 2010 have declined to $56.3 million from $63.8 million in the comparable period of fiscal 2010.  The Company currently estimates its fiscal 2011 fixed asset expenditures to be approximately $85.0 to $95.0 million.

Cash used in financing activities was $217.0 million in the first nine months of fiscal 2011 compared to $110.5 million in the same period of fiscal 2010.  The Company repaid $350.0 million of its senior unsecured notes that matured during the third quarter of fiscal 2011, which more than offset the inflow that was generated by the issuance of $250.0 million of new 4.125% Notes due in 2021 that were issued during the second quarter.

The Company also used $80.6 million for common stock repurchases for the first nine months of fiscal 2011, compared to $53.2 million for the same period of the prior year.  For additional information pertaining to the Company’s share repurchase plans or programs, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”  The increased outflows related to share repurchases in fiscal 2011 were offset by additional proceeds of $33.8 million above the prior year generated from exercises under the Company’s stock option plan, partially due to the vesting of options under the Universal Stock Option award granted to all employees in 2007.

Cash dividends paid to the Company’s shareholders also continue to be an ongoing financing activity for the Company.  Dividends paid in the first nine months of fiscal 2011 were $96.0 million compared to $81.4 million in the comparable period of fiscal 2010.  For fiscal 2011, the annual dividend rate was increased to $0.51 per share, representing the 45th consecutive annual dividend increase.  The Company has paid dividends for 332 consecutive quarters (marking its 83rd year) and expects to continue doing so.

Cash flows from operating activities continue to provide the Company with its principal source of liquidity.  The Company does not anticipate a significant risk to cash flows from this source in the foreseeable future because the Company operates in a relatively stable industry and has strong brands across many product lines.

The Company has continued to maintain a very strong cash position throughout fiscal 2011.  Subsequent to the end of the third quarter, MegaMex Foods LLC, a joint venture between the Company and Herdez Del Fuerte, S.A. de C.V., completed the acquisition of Fresherized Foods.  Fresherized Foods produces Wholly Guacamole®, Wholly Salsa® and Wholly Queso® products.  The Company has invested in this business in the fourth quarter, and continues to evaluate other strategic acquisitions to complement its current product portfolios.  The Company’s other priorities for uses of cash remain investing in its existing businesses and maximizing the value returned to shareholders through dividend increases and share repurchase activity.

Contractual Obligations and Commercial Commitments

The Company records income taxes in accordance with the provisions of ASC 740, Income Taxes.  The Company is unable to determine its contractual obligations by year related to this pronouncement, as the ultimate amount or timing of settlement of its reserves for income taxes cannot be reasonably estimated.  The total liability for unrecognized tax benefits, including interest and penalties, at July 31, 2011, was $22.3 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Hog Markets:  The Company’s earnings are affected by fluctuations in the live hog market.  To minimize the impact on earnings, and to ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 10 years.  Purchased hogs under contract accounted for 95 percent and 94 percent of the total hogs purchased by the Company during the first nine months of fiscal 2011 and 2010, respectively.  The majority of these contracts use market-based formulas based on hog futures, hog primal values, or industry reported hog markets.  Under normal, long-term market conditions, changes in the cash hog market are offset by proportional changes in primal values.  Therefore, a hypothetical 10 percent change in the cash hog market would have had an immaterial effect on the Company’s results of operations.

Certain procurement contracts allow for future hog deliveries (firm commitments) to be forward priced.  The Company generally hedges these firm commitments by using hog futures contracts.  These futures contracts are designated and accounted for as fair value hedges.  The change in the market value of such futures contracts is highly effective at offsetting changes in price movements of the hedged item, and the Company evaluates the effectiveness of the contracts on a regular basis.  Changes in the fair value of the futures contracts, along with the gain or loss on the firm commitment, are marked-to-market through earnings and are recorded on the Consolidated Statement of Financial Position as a current asset and liability, respectively.  The fair value of the Company’s open futures contracts as of July 31, 2011, was $(8.3) million compared to $0.6 million as of October 31, 2010.

The Company measures its market risk exposure on its hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in market prices.  A 10 percent increase in market prices would have negatively impacted the fair value of the Company’s July 31, 2011, open contracts by $12.7 million, which in turn would lower the Company’s future cost of purchased hogs by a similar amount.

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

To reduce the Company’s exposure to changes in grain prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future direct grain purchases.  This program currently utilizes corn futures, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value with an unrealized gain of $27.4 million, before tax, on the Consolidated Statement of Financial Position as of July 31, 2011, compared to an unrealized gain of $46.4 million, before tax, as of October 31, 2010.

The Company measures its market risk exposure on its grain futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain.  A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s July 31, 2011, open grain contracts by $10.3 million, which in turn would lower the Company’s future cost on purchased grain by a similar amount.

Natural Gas:  Production costs at the Company’s plants and feed mills are also subject to fluctuations in fuel costs.  To reduce the Company’s exposure to changes in natural gas prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future natural gas purchases.  This program utilizes natural gas swaps, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value with an unrealized loss of $1.7 million, before tax, on the Consolidated Statement of Financial Position as of July 31, 2011, compared to an unrealized loss of $6.4 million, before tax, as of October 31, 2010.

The Company measures its market risk exposure on its natural gas contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for natural gas.  A 10 percent decrease in the market price for natural gas would have negatively impacted the fair value of the Company’s July 31, 2011, open natural gas contracts by $0.4 million, which in turn would lower the Company’s future cost on natural gas purchases by a similar amount.

Long-Term Debt:  A principal market risk affecting the Company is the exposure to changes in interest rates on the Company’s fixed-rate, long-term debt.  Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $7.5 million.  The fair value of the Company’s long-term debt was estimated using discounted future cash flows based on the Company’s incremental borrowing rate for similar types of borrowing arrangements.

Investments:  The Company holds trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans, and as part of an investment portfolio.  As of July 31, 2011, the balance of these securities totaled $181.9 million.  A portion of these securities represent fixed income funds.  The Company is subject to market risk due to fluctuations in the value of the remaining investments, as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis.  A 10 percent decline in the value of the investments not held in fixed income funds would have a direct negative impact to the Company’s pretax earnings of approximately $11.2 million, while a 10 percent increase in value would have a positive impact of the same amount.

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

(b)               Internal Controls.

During the third quarter of fiscal year 2011, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The food products manufacturing industry is subject to the risks posed by:

•                  food spoilage;

•                  food contamination caused by disease-producing organisms or pathogens, such as Listeria monocytogenes, Salmonella, and pathogenic E.coli;

•                  food allergens;

•                  nutritional and health-related concerns;

•                  federal, state, and local food processing controls;

•                  consumer product liability claims;

•                  product tampering; and

•                  the possible unavailability and/or expense of liability insurance.

The pathogens which may cause food contamination are found generally in livestock and in the environment and thus may be present in our products as a result of food processing. These pathogens also can be introduced to our products as a result of improper handling by customers or consumers.  We do not have control over handling procedures once our products have been shipped for distribution.  If one or more of these risks were to materialize, the Company’s brand and business reputation could be negatively impacted.  In addition, revenues could decrease, costs of doing business could increase, and the Company’s operating results could be adversely affected.

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

The Company has approximately 19,400 domestic and foreign employees, of which approximately 5,500 are represented by labor unions, principally the United Food and Commercial Workers’ Union.  A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities that results in work slowdowns or stoppages could harm the Company’s financial results.  Union contracts at the Company’s facilities in Algona, Iowa; Atlanta, Georgia; Austin, Minnesota; Beloit, Wisconsin; Fremont, Nebraska; and San Leandro, California will expire during the fourth quarter of fiscal 2011, covering a combined total of approximately 3,300 employees.  Negotiations at these facilities commenced in the third quarter.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the Third Quarter of Fiscal 2011

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
May 2, 2011 – June 5, 2011	375,084	$29.39	375,000	7,144,200
June 6, 2011 – July 3, 2011	728,000	28.89	728,000	6,416,200
July 4, 2011 – July 31, 2011	465,080	29.84	465,000	5,951,200
Total	1,568,164	$29.29	1,568,000

(1)	The 164 shares repurchased during the quarter, other than through publicly announced plans or programs, represent purchases for the Company’s employee awards program.

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

HORMEL FOODS CORPORATION
(Registrant)

Date: September 9, 2011	By	/s/ JODY H. FERAGEN
JODY H. FERAGEN
Executive Vice President, Chief Financial Officer, and Director
(Principal Financial Officer)

Date: September 9, 2011	By	/s/ JAMES N. SHEEHAN
JAMES N. SHEEHAN
Vice President and Controller
(Duly Authorized Officer)