Form 10-K
period 2011-10-30
HORMEL FOODS CORP /DE/
filed 2011-12-21
CIK 48465

ANNUAL REPORT ON FORM 10-K

HORMEL FOODS CORPORATION

OCTOBER 30, 2011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 30, 2011

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                   to

Commission File Number: 1-2402

HORMEL FOODS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-0319970 (I.R.S. Employer Identification No.)

1 Hormel Place Austin, Minnesota (Address of principal executive offices)	55912-3680 (Zip Code)

Registrant’s telephone number, including area code (507) 437-5611

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $.0293 par value	Name of each exchange on which registered New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of May 1, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was $4,044,692,392 based on the closing price of $29.41 per share on that date.

As of December 2, 2011, the number of shares outstanding of each of the registrant’s classes of common stock was as follows:

Common Stock, $.0293 Par Value — 264,037,493 shares

Common Stock Non-Voting, $.01 Par Value — 0 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Stockholders’ Report for the fiscal year ended October 30, 2011, are incorporated by reference into Part I, Items 1 and 1A and Part II, Items 5-8 and 9A, and included as Exhibit 13.1 filed herewith.

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held January 31, 2012, are incorporated by reference into Part III, Items 10-14.

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

On October 26, 2009, the Company completed the formation of MegaMex Foods, LLC (MegaMex), a 50 percent owned joint venture which markets Mexican Foods in the United States.  During the Company’s fourth quarter of fiscal 2010, MegaMex acquired Don Miguel Foods Corp., a leading provider of branded frozen and fresh authentic Mexican appetizers, snacks, and hand-held items.  During the Company’s fourth quarter of fiscal 2011, MegaMex also acquired Fresherized Foods, which produces Wholly Guacamole®, Wholly Salsa®, and Wholly Queso® products.

The Company has not been involved in any bankruptcy, receivership, or similar proceedings during its history.  Substantially all the assets of the Company have been acquired in the ordinary course of business.

The Company had no significant change in the type of products produced or services rendered, or in the markets or methods of distribution since the beginning of the 2011 fiscal year.

(b)  Segments

The Company’s business is reported in five segments: Grocery Products, Refrigerated Foods, Jennie-O Turkey Store (JOTS), Specialty Foods, and All Other.  Net sales to unaffiliated customers and operating profit, and the presentation of certain other financial information by segment, are reported in Note O of the Notes to Consolidated Financial Statements and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Annual Stockholder’s Report for the fiscal year ended October 30, 2011, incorporated herein by reference.

(c)  Description of Business

Products and Distribution

The Company’s products primarily consist of meat and other food products.  The meat products are sold fresh, frozen, cured, smoked, cooked, and canned.  The percentages of total revenues contributed by classes of similar products for the last three fiscal years of the Company are as follows:

	Fiscal Year Ended
	October 30, 2011	October 31, 2010	October 25, 2009
Perishable meat	55.1%	54.3%	53.9%
Poultry	19.1	18.7	19.3
Shelf-stable	16.8	17.5	17.3
Other	9.0	9.5	9.5
	100.0%	100.0%	100.0%

Reporting of revenues from external customers is based on similarity of products, as the same or similar products are sold across multiple distribution channels such as retail, foodservice, or international.  Revenues reported are based on financial information used to produce the Company’s general-purpose financial statements.

Perishable meat includes fresh meats, refrigerated meal solutions, sausages, hams, wieners, and bacon (excluding JOTS products). The Poultry category is composed primarily of JOTS products.  Shelf-stable includes canned luncheon meats, shelf-stable microwaveable entrees, stews, chilies, hash, meat spreads, flour and corn tortillas, salsas, tortilla chips, and other items that do not require refrigeration.  The Other category primarily consists of nutritional food products and supplements, sugar and sugar substitutes, creamers, salt and pepper products, sauces and salad dressings, dessert and drink mixes, and industrial gelatin products.

Domestically, the Company sells its products in all 50 states.  The Company’s products are sold through its sales personnel, operating in assigned territories coordinated from sales offices located in most of the larger U.S. cities, as well as independent brokers and distributors.  Dedicated sales teams also serve major retail customers and coordinate sales of both Grocery Products and Refrigerated Foods products.  As of October 30, 2011, the Company had approximately 660 sales personnel engaged in selling its products.  Distribution of products to customers is primarily by common carrier.

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

Raw Materials

The Company has, for the past several years, been concentrating on processed branded products for consumers with year-round demand to minimize the seasonal variation experienced with commodity-type products.  Pork continues to be the primary raw material for Company products.  Although the live pork industry has evolved to large, vertically integrated, year-round operations, and supply contracts have become prevalent in the industry, there is still a seasonal variation in the supply of fresh pork materials.  The Company’s expanding line of processed items has reduced, but not eliminated, the sensitivity of Company results to raw material supply and price fluctuations.

The majority of the hogs harvested by the Company are purchased under supply contracts from producers located principally in Colorado, Idaho, Illinois, Iowa, Kansas, Minnesota, Nebraska, North Dakota, Oklahoma, South Dakota, Texas, Utah, and Wisconsin.  The cost of hogs and the utilization of the Company’s facilities are affected by both the level and the methods of pork production in the United States.  The movement toward year-round operations, which operate under supply agreements with processors, has resulted in fewer hogs being available on the spot cash market.  The Company, like others in the industry, uses supply contracts to manage the effects of this trend and to ensure a stable supply of raw materials.  The Company has converted the majority of its contracts to market-based formulas to better match input costs with customer pricing, and all contract costs are fully reflected in the Company’s reported financial statements.  In fiscal 2011, the Company purchased 95 percent of its hogs under supply contracts.  The Company also procures a portion of its hogs through farms that it either owns or operates in Arizona, California, Colorado, Kansas, and Wyoming.

In fiscal 2011, JOTS raised turkeys representing approximately 72 percent of the volume needed to meet its raw material requirements for whole bird and processed turkey products.  Turkeys not sourced within the Company are contracted with independent turkey growers.  JOTS’ turkey-raising farms are located throughout Minnesota and Wisconsin.

Production costs in raising hogs and turkeys are subject primarily to fluctuations in feed grain prices and, to a lesser extent, fuel costs.  To manage this risk, the Company hedges a portion of its anticipated purchases of grain using futures contracts.

Manufacturing

The Company has three plants that harvest hogs for processing.  Quality Pork Processors, Inc. of Dallas, Texas, operates the harvesting facility at Austin, Minnesota, under a custom harvesting arrangement.  The Company has seven turkey harvest and processing operations, and 38 facilities that produce and distribute other manufactured items.  Albert Lea Select Foods, Inc. operates the processing facility at Albert Lea, Minnesota, under a custom manufacturing agreement.  Company products are also custom manufactured by several other companies.  The following are the Company’s larger custom manufacturers: Mrs. Clark’s Foods, Ankeny, Iowa; Steuben Foods, Jamaica, New York; Park 10, Kokomo, Indiana; Wells’ Dairy, Inc., Le Mars, Iowa; Lakeside Packing Company, Manitowoc, Wisconsin; Agropur Division Natrel USA, Maplewood, Minnesota; Reichel Foods, Rochester, Minnesota; Power Packaging, St. Charles, Illinois; Tony Downs, St. James, Minnesota; and Reser’s Fine Foods, Topeka, Kansas.  Exel, Inc., based in Westerville, Ohio, operates distribution centers for the Company in Dayton, Ohio, and Osceola, Iowa.

Patents and Trademarks

There are numerous patents and trademarks that are important to the Company’s business.  The Company holds 47 U.S.-issued and six foreign patents.  Most of the trademarks are registered.  Some of the more significant owned or licensed trademarks used by the Company or its affiliates are:

HORMEL, ALWAYS TENDER, AMERICAN CLASSICS, AUSTIN BLUES, BANGKOK PADANG, BLACK LABEL, BREAD READY, BÚFALO, CAFÉ H, CALIFORNIA NATURAL, CHI-CHI’S, COMPLEATS, COUNTRY CROCK, CURE 81, CUREMASTER, DAN’S PRIZE, DI LUSSO, DINTY MOORE, DODGER DOG, DON MIGUEL, DOÑA MARIA, DUBUQUE, EMBASA, FARMER JOHN, FAST ‘N EASY, HERB-OX, HERDEZ, HIBACHI GRILL, HOMELAND, HOUSE OF TSANG, JENNIE-O TURKEY STORE, KID’S KITCHEN, LA VICTORIA, LAYOUT, LITTLE SIZZLERS, LLOYD’S, MAGNIFOODS, MANNY’S, MARRAKESH EXPRESS, MARY KITCHEN, NATURAL CHOICE, NATURASELECT, OLD SMOKEHOUSE, PELOPONNESE, PILLOW PACK, POCO PAC, PREP CHEF, PREMORO, RANGE BRAND, RICO OLE’, ROSA GRANDE, SAAG’S, SANDWICH MAKER, SAUCY BLUES, SPAM, SPAMTASTIC, STAGG, TEZZATA, THICK & EASY, VALLEY FRESH, WHOLLY GUACAMOLE, WHOLLY QUESO, WHOLLY SALSA, and WRANGLERS.

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

Customers and Backlog Orders

During fiscal year 2011, sales to Wal-Mart Stores, Inc. (Wal-Mart) represented approximately 12.5 percent of the Company’s revenues (measured as gross sales less returns and allowances), compared to 13.0 percent in fiscal 2010.  Wal-Mart is a customer for all five segments of the Company.  The five largest customers in each segment make up approximately the following percentage of segment sales: 45 percent of Grocery Products, 35 percent of Refrigerated Foods, 37 percent of JOTS, 45 percent of Specialty Foods, and 24 percent of All Other.  The loss of one or more of the top customers in any of these segments could have a material adverse effect on the results of such segment.  Backlog orders are not significant due to the perishable nature of a large portion of the products.  Orders are accepted and shipped on a current basis.

Competition

The production and sale of meat and food products in the United States and internationally are highly competitive.  The Company competes with manufacturers of pork and turkey products, as well as national and regional producers of other meat and protein sources, such as beef, chicken, and fish.  The Company believes that its largest domestic competitors for its Refrigerated Foods segment in 2011 were Tyson Foods and Smithfield Foods; for its Grocery Products segment, ConAgra Foods, General Mills, and Campbell Soup Co.; and for JOTS, Cargill, Inc. and Butterball, LLC.

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

Research and Development

Research and development continues to be a vital part of the Company’s strategy to extend existing brands and expand into new branded items.  The expenditures for research and development for fiscal 2011, 2010, and 2009, were approximately $29.4 million, $27.6 million, and $25.4 million, respectively.   There are 113 employees engaged in full time research and development, 48 in the area of improving existing products and 65 in developing new products.

Employees

As of October 30, 2011, the Company had approximately 19,500 active domestic and foreign employees.

(d) Geographic Areas

Financial information about geographic areas, including total revenues attributed to the U.S. and all foreign countries in total for the last three fiscal years of the Company, is reported in Note O of the Notes to Consolidated Financial Statements of the Annual Stockholder’s Report for the fiscal year ended October 30, 2011, incorporated herein by reference.

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

(f) Executive Officers of the Registrant

				YEAR
				FIRST
		CURRENT OFFICE AND PREVIOUS		ELECTED
NAME	AGE	FIVE YEARS EXPERIENCE	DATES	OFFICER

Jeffrey M. Ettinger	53	Chairman of the Board, President and Chief Executive Officer	11/21/06 to Present	1998

Jody H. Feragen	55	Executive Vice President and Chief Financial Officer	11/1/10 to Present	2000
		Senior Vice President and Chief Financial Officer	01/01/07 to 10/31/10
		Vice President (Finance) and Treasurer	10/31/05 to 12/31/06

Steven G. Binder	54	Executive Vice President/President Hormel Business Units	10/31/11 to Present	1998
		Executive Vice President (Refrigerated Foods)	11/01/10 to 10/30/11
		Group Vice President (Refrigerated Foods)	07/30/07 to 10/31/10
		Group Vice President (Foodservice)	10/30/00 to 07/29/07

Ronald W. Fielding	58	Executive Vice President (Corporate Strategy, Planning and Development)	11/01/10 to Present	1997
		Executive Vice President (Grocery Products/ Corporate Development)	04/07/08 to 10/31/10
		Executive Vice President (Grocery Products/ Mergers and Acquisitions)	01/01/07 to 04/06/08
		Group Vice President (Grocery Products)	10/31/05 to 12/31/06

Richard A. Bross	60	Group Vice President/President Hormel Foods International Corporation	10/29/01 to Present	1995

Thomas R. Day	53	Group Vice President (Foodservice)	11/01/10 to Present	2000
		Senior Vice President (Foodservice)	07/30/07 to 10/31/10
		Vice President (Foodservice Sales)	10/30/00 to 07/29/07

Donald H. Kremin	51	Group Vice President (Specialty Foods Group)	10/31/11 to Present	2007
		Vice President (Consumer Product Sales)	10/29/07 to 10/30/11
		Director Wal-Mart Business Team (Consumer Product Sales)	09/05/05 to 10/28/07

(f)  Executive Officers of the Registrant-Continued

				YEAR FIRST
		CURRENT OFFICE AND PREVIOUS		ELECTED
NAME	AGE	FIVE YEARS EXPERIENCE	DATES	OFFICER

Glenn R. Leitch	51	Group Vice President/President Jennie-O Turkey Store	10/31/11 to Present	2011
		General Manager (JJOTS)	05/30/11 to 10/30/11
		Senior Vice President — Commodity (Supply Chain Division — JJOTS)	04/30/01 to 05/29/11

James M. Splinter	49	Group Vice President (Grocery Products)	11/01/10 to Present	2003
		Vice President (Marketing-Consumer Products- Refrigerated Foods)	06/02/03 to 10/31/10

Robert A. Tegt	60	Group Vice President/President Jennie-O Turkey Store	12/01/08 to Present (retires 12/31/11)	2005
		Group Vice President (Specialty Foods Group)	10/29/07 to 11/30/08
		Vice President (Specialty Foods Group)	01/01/06 to 10/28/07

Michael D. Tolbert	55	Group Vice President (Specialty Foods Group)	12/01/08 to Present (retires 01/27/12)	2004
		Group Vice President/President Jennie-O Turkey Store	10/31/05 to 11/30/08

Larry L. Vorpahl	48	Group Vice President/President Consumer Products Sales	10/31/05 to Present	1999

William F. Snyder	54	Senior Vice President (Supply Chain)	10/31/05 to Present	1999

D. Scott Aakre	47	Vice President (Corporate Innovation and New Product Development)	03/28/11 to Present	2005
		Vice President (Marketing-Grocery Products)	10/31/05 to 03/27/11

Deanna T. Brady	46	Vice President (Foodservice Sales)	07/30/07 to Present	2007
		Regional Sales Manager-West (Foodservice Sales)	06/02/03 to 07/29/07

Mark A. Coffey	49	Vice President (Affiliated Business Units — Refrigerated Foods)	10/31/11 to Present	2011
		Plant Manager (Austin, MN)	09/05/05 to 10/30/11

Patrick J. Connor	42	Vice President/Senior Vice President Consumer Product Sales (Wal-Mart)	10/31/11 to Present	2011
		Director (Customer Development — Central Teams)	10/30/06 to 10/30/11

Julie H. Craven	56	Vice President (Corporate Communications)	08/01/05 to Present	2005

Michael L. Devine	57	Vice President (Grocery Products Operations)	10/27/08 to Present	2008
		Director (Grocery Products Operations Strategy)	09/03/07 to 10/26/08
		Plant Manager (Stockton)	07/29/96 to 09/02/07

Bryan D. Farnsworth	54	Vice President (Quality Management)	08/01/05 to Present	2005

Roland G. Gentzler	57	Vice President (Finance) and Treasurer	01/01/07 to Present	2007
		Assistant Controller and Director of Finance (Refrigerated Foods)	05/01/00 to 12/31/06

Dennis B. Goettsch	58	Vice President (Foodservice Marketing)	10/30/00 to Present	2000

(f)  Executive Officers of the Registrant-Continued

				YEAR
				FIRST
		CURRENT OFFICE AND PREVIOUS		ELECTED
NAME	AGE	FIVE YEARS EXPERIENCE	DATES	OFFICER

Daniel A. Hartzog	60	Vice President/Senior Vice President Consumer Products Sales	07/26/04 to Present	2000

Brian D. Johnson	51	Vice President and Corporate Secretary	11/22/10 to Present	2007
		Corporate Secretary and Senior Attorney	10/29/07 to 11/21/10
		Assistant Secretary and Senior Attorney	01/31/05 to 10/28/07

David P. Juhlke	52	Vice President (Human Resources)	10/31/05 to Present	2005

Lori J. Marco	44	Vice President (External Affairs) and General Counsel	01/24/11 to Present	2011
		Senior Attorney	01/01/07 to 01/23/11
		Corporate Attorney	06/01/04 to 12/31/06

Phillip L. Minerich, Ph.D.	58	Vice President (Research and Development)	10/31/05 to Present	2005

Kurt F. Mueller	55	Vice President/Senior Vice President Business Planning — Consumer Products Sales	07/26/04 to Present	1999

Douglas R. Reetz	57	Vice President/Senior Vice President Consumer Products Sales	07/26/04 to Present	1999

James R. Schroeder	54	Vice President (Engineering)	04/27/09 to Present	2009
		Manager of Project and Plant Engineering (Corporate Office)	01/11/99 to 04/26/09

Bruce R. Schweitzer	60	Vice President (Refrigerated Foods Operations)/ President PFFJ Farms	11/01/10 to Present	2005
		Vice President (Refrigerated Foods Operations)	10/31/05 to 10/31/10

James N. Sheehan	56	Vice President and Controller	05/01/00 to Present	1999

James P. Snee	44	Vice President/Senior Vice President Hormel Foods International Corporation	10/31/11 to Present	2008
		Vice President (Affiliated Business Units — Refrigerated Foods)	10/27/08 to 10/31/11
		Director (Purchasing)	02/13/06 to 10/26/08

Joe C. Swedberg	56	Vice President (Legislative Affairs)	08/11/08 to Present	1999
		Vice President (Legislative Affairs and Marketing Services)	06/02/03 to 08/10/08

Whitney Velasco-Aznar	42	Vice President (Marketing-Grocery Products) General Mills, Inc. (Marketing Controller, Cereal Partners Worldwide, United Kingdom)	04/11/11 to Present 2007 to 2011	2011
		General Mills, Inc. (Vice President Marketing, Cereal Partners Worldwide, Asia)	2003 to 2007

Steven J. Venenga	39	Vice President (Meat Products Marketing — Refrigerated Foods)	10/31/11 to Present	2011
		Director (Meat Products)	11/01/10 to 10/30/11
		Group Product Manager (Meat Products)	03/07/05 to 10/31/10

No family relationship exists among the executive officers.

Executive officers are elected annually by the Board of Directors at the first meeting following the Annual Meeting of Stockholders.  Vacancies may be filled and additional officers elected at any time.

Item 1A.  RISK FACTORS

Information on the Company’s risk factors included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 27 through 29 of the Annual Stockholders’ Report for the fiscal year ended October 30, 2011, is incorporated herein by reference.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Location	Principal Segment (1)	Approximate Area (Square Feet, Unless Noted)	Owned or Leased	Lease Expiration Date

Harvest and Processing Plants
Austin, Minnesota	Refrigerated Foods Grocery Products Specialty Foods All Other	1,352,000	Owned
Barron, Wisconsin	JOTS	392,000	Owned
Faribault, Minnesota	JOTS	173,000	Owned
Fremont, Nebraska	Refrigerated Foods Grocery Products Specialty Foods All Other	700,000	Owned
Melrose, Minnesota	JOTS	134,000	Owned
Vernon, California	Refrigerated Foods	632,000	Owned
	All Other	93,000	Leased	March 2014
Willmar, Minnesota	JOTS	338,000	Owned

Processing Plants
Albert Lea, Minnesota	Refrigerated Foods	78,000	Owned
Algona, Iowa	Refrigerated Foods	153,000	Owned
Alma, Kansas	Refrigerated Foods	66,000	Owned
Aurora, Illinois	Specialty Foods	141,000	Owned
Beijing, China	All Other	95,000	80.0% Owned
Beloit, Wisconsin	Grocery Products Specialty Foods	339,000	Owned
	Grocery Products Specialty Foods	5,000	Leased	Monthly
Bremen, Georgia	Specialty Foods	156,000	Owned
Browerville, Minnesota	Refrigerated Foods	95,000	Owned
Dubuque, Iowa	Grocery Products	342,000	Owned
Duluth, Georgia	Specialty Foods	80,000	Owned
Ft. Dodge, Iowa	Grocery Products	17,000	Owned
Knoxville, Iowa	Refrigerated Foods	130,000	Owned
Lathrop, California	Refrigerated Foods	85,000	Owned
Long Prairie, Minnesota	Refrigerated Foods	86,000	Owned
Mitchellville, Iowa	Specialty Foods	81,000	Owned
Montevideo, Minnesota	JOTS	89,000	Owned
Nevada, Iowa	Refrigerated Foods	139,000	Owned
New Berlin, Wisconsin	Grocery Products	70,000	Leased	February 2016
Osceola, Iowa	Refrigerated Foods	365,000	Owned
Pelican Rapids, Minnesota	JOTS	373,000	Owned
Perrysburg, Ohio	Specialty Foods	183,000	Owned
Quakertown, Pennsylvania	Specialty Foods	10,000	Owned

Item 2.  PROPERTIES — Continued

Location	Principal Segment (1)	Approximate Area (Square Feet, Unless Noted)	Owned or Leased	Lease Expiration Date

Processing Plants (continued)
Rochelle, Illinois	Refrigerated Foods Grocery Products Specialty Foods	404,000	Owned
San Leandro, California	Refrigerated Foods	41,000	Leased	November 2021
Savannah, Georgia	Specialty Foods	300,000	Owned
Shanghai, China	All Other	33,000	80.7% Owned
Sparta, Wisconsin	Specialty Foods	385,000	Owned
St. Paul, Minnesota	Refrigerated Foods	58,000	Owned
Stockton, California	Grocery Products Specialty Foods	139,000	Owned
Tucker, Georgia	Grocery Products Refrigerated Foods Specialty Foods	284,000	Owned
Visalia, California	Specialty Foods	107,000	Owned
Wichita, Kansas	Refrigerated Foods	87,000	Owned

Warehouse/Distribution Centers
Austin, Minnesota	Refrigerated Foods Grocery Products	83,000	Owned
Bondurant, Iowa	Specialty Foods	99,000	Owned
Dayton, Ohio	Refrigerated Foods Grocery Products Specialty Foods	140,000	Owned
Eldridge, Iowa	Grocery Products Specialty Foods	424,000	Leased	July 2019
Fresno, California	Refrigerated Foods	25,000	Owned
Nevada, Iowa	Refrigerated Foods	93,000	Owned
Osceola, Iowa	Refrigerated Foods	233,000	Owned
Shanghai, China	All Other	26,000	Leased	June 2016
Stockton, California	Grocery Products	330,000	Leased	December 2014
Tucker, Georgia	Grocery Products Refrigerated Foods Specialty Foods	96,000	Leased	October 2012
Vernon, California	Refrigerated Foods	118,000	Owned
Willmar, Minnesota	JOTS	119,000	Owned
		1,000	Leased	December 2011

Hog Production Facilities
Albin, Wyoming	Refrigerated Foods	458,000	Owned
Corcoran, California	Refrigerated Foods	816,000	Owned
Las Animas, Colorado	Refrigerated Foods	653,000	Owned
Pine Bluffs, Wyoming	Refrigerated Foods	64,000	Owned
Snowflake, Arizona	Refrigerated Foods	1,506,000	Owned

Hatcheries
Barron, Wisconsin	JOTS	29,000	Owned
Detroit Lakes, Minnesota	JOTS	27,000	Owned
Henning, Minnesota	JOTS	21,000	Owned

Item 2.  PROPERTIES — Continued

Location	Principal Segment (1)	Approximate Area (Square Feet, Unless Noted)		Owned or Leased	Lease Expiration Date

Feed Mills
Albin, Wyoming	Refrigerated Foods	6,000		Owned
Atwater, Minnesota	JOTS	19,000		Owned
Barron, Wisconsin	JOTS	26,000		Owned
Corcoran, California	Refrigerated Foods	5,000		Owned
Dawson, Minnesota	JOTS	37,000		Owned
Faribault, Minnesota	JOTS	25,000		Owned
Henning, Minnesota	JOTS	5,000		Owned
Northfield, Minnesota	JOTS	17,000		Owned
Perham, Minnesota	JOTS	26,000		Owned
Snowflake, Arizona	Refrigerated Foods	28,000		Owned
Swanville, Minnesota	JOTS	29,000		Owned

Turkey Farms
Minnesota and Wisconsin	JOTS	15,500	(2)	Owned

Research and Development
Austin, Minnesota	All Segments	83,000		Owned
Shanghai, China	All Other	5,000		80.7% Owned
Willmar, Minnesota	JOTS	10,000		Owned

Administrative Offices
Austin, Minnesota	All Segments	259,000		Owned
Beijing, China	All Other	4,000		Leased	May 2012
Gainesville, Georgia	Refrigerated Foods	5,000		Leased	November 2014
Las Animas, Colorado	Refrigerated Foods	4,000		Leased	January 2014
Moorabbin, Australia	All Other	3,000		Leased	September 2013
Savannah, Georgia	Specialty Foods	14,000		Owned
Shanghai, China	All Other	10,000		Leased	September 2012
Taylor, Arizona	Refrigerated	5,000		Leased	January 2015
Spicer, Minnesota	JOTS	14,000		Leased	June 2013
Vernon, California	Refrigerated Foods	17,000		Leased	March 2014
Willmar, Minnesota	JOTS	21,000		Owned

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

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The high and low sales price of the Company’s common stock and the dividends per share declared for each quarter of fiscal 2011 and fiscal 2010, respectively, are shown below:

2011	High	Low	Dividend
First Quarter	$26.135	$22.515	$0.1275
Second Quarter	29.480	24.525	0.1275
Third Quarter	30.500	27.600	0.1275
Fourth Quarter	30.060	25.880	0.1275

2010	High	Low	Dividend
First Quarter	$19.900	$18.010	$0.1050
Second Quarter	21.340	19.125	0.1050
Third Quarter	21.435	19.380	0.1050
Fourth Quarter	22.965	21.145	0.1050

On November 22, 2010, the Board of Directors authorized a two-for-one split of the Company’s common stock, which was subsequently approved by shareholders at the Company’s Annual Meeting on January 31, 2011, and effected on February 1, 2011.  All numbers in the table above reflect the impact of this stock split.

Additional information about dividends, principal market of trade, and number of stockholders on pages 60 and 61 of the Annual Stockholders’ Report for the fiscal year ended October 30, 2011, is incorporated herein by reference.  The Company’s common stock has been listed on the New York Stock Exchange since January 16, 1990.

Issuer purchases of equity securities in the fourth quarter of fiscal year 2011 are shown below:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[2]
August 1, 2011 – September 4, 2011	1,110,084	$27.75	1,110,000	4,841,200
September 5, 2011 – October 2, 2011	950,085	27.34	950,000	3,891,200
October 3, 2011 – October 30, 2011	559,300	27.73	559,300	3,331,900
Total	2,619,469	$27.60	2,619,300

1 The 169 shares repurchased during the quarter, other than through publicly announced plans or programs, represent purchases for the Company’s employee awards program.

2 On May 26, 2010, the Company announced that its Board of Directors had authorized the Company to repurchase up to 5,000,000 shares of common stock with no expiration date.  On November 22, 2010, the Board of Directors authorized a two-for-one split of the Company’s common stock.  As part of the Board’s approval of that stock split, the number of shares remaining to be repurchased was adjusted proportionately.  The stock split was approved by shareholders and was subsequently effected on February 1, 2011.  All numbers in the table above reflect the impact of this stock split.

Item 6.  SELECTED FINANCIAL DATA

Selected Financial Data for the five fiscal years ended October 30, 2011, on page 12 of the Annual Stockholders’ Report for the fiscal year ended October 30, 2011, is incorporated herein by reference.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information in the Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 13 through 30 of the Annual Stockholders’ Report for the fiscal year ended October 30, 2011, is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information on the Company’s exposure to market risk included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 29 and 30 of the Annual Stockholders’ Report for the fiscal year ended October 30, 2011, is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements, including unaudited quarterly data, on pages 34 through 59 and the Report of Independent Registered Public Accounting Firm on page 33 of the Annual Stockholders’ Report for the fiscal year ended October 30, 2011, are incorporated herein by reference.

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

Internal Control over Financial Reporting

(a)                     The report entitled “Management’s Report on Internal Control Over Financial Reporting” on page 31 of the Annual Stockholder’s Report for the fiscal year ended October 30, 2011, is incorporated herein by reference.

(b)                    The report entitled “Report of Independent Registered Public Accounting Firm” on page 32 of the Annual Stockholder’s Report for the fiscal year ended October 30, 2011, is incorporated herein by reference.

(c)                     During the fourth quarter of fiscal year 2011, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information under “Item 1 - Election of Directors” on pages 2 through 5, information under “Board Independence” on page 7, and information under “Board of Director and Committee Meetings” on pages 7 through 9 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 31, 2012, is incorporated herein by reference.

Information concerning Executive Officers is set forth in Part I, Item 1(f) of this Annual Report of Form 10-K, pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K.

Information under “Section 16(a) Beneficial Ownership Reporting Compliance,” on page 31 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 31, 2012, is incorporated herein by reference.

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

Item 11.  EXECUTIVE COMPENSATION

Information commencing with “Executive Compensation” on page 14 through “Potential Payments Upon Termination at Fiscal 2011 Year End” on pages 30 and 31, and information under “Compensation of Directors” on pages 10 through 12 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 31, 2012, is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the Company’s equity compensation plans as of October 30, 2011, is shown below:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	19,932,015	$17.89	32,588,098

Equity compensation plans not approved by security holders	—	—	—

Total	19,932,015	$17.89	32,588,098

Information under “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” on pages 13 and 14 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 31, 2012, is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information under “Related Party Transactions” on page 31 and “Board Independence” on page 7 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 31, 2012, is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information under “Independent Registered Public Accounting Firm Fees” and “Audit Committee Preapproval Policies and Procedures” on pages 12 and 13 of the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held January 31, 2012, is incorporated herein by reference.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The response to Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORMEL FOODS CORPORATION

By:	/s/ JEFFREY M. ETTINGER	December 21, 2011
	JEFFREY M. ETTINGER, Chairman of the	Date
Board, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Date	Title

/s/ JEFFREY M. ETTINGER	12/21/11	Chairman of the Board, President, Chief Executive Officer, and Director (Principal Executive Officer)
JEFFREY M. ETTINGER

/s/ JODY H. FERAGEN	12/21/11	Executive Vice President, Chief Financial Officer, and Director (Principal Financial Officer)
JODY H. FERAGEN

/s/ JAMES N. SHEEHAN	12/21/11	Vice President and Controller (Principal Accounting Officer)
JAMES N. SHEEHAN

/s/ TERRELL K. CREWS*	12/21/11	Director
TERRELL K. CREWS

/s/ GLENN S. FORBES*	12/21/11	Director
GLENN S. FORBES

/s/ STEPHEN M. LACY*	12/21/11	Director
STEPHEN M. LACY

/s/ SUSAN I. MARVIN*	12/21/11	Director
SUSAN I. MARVIN

/s/ MICHAEL J. MENDES*	12/21/11	Director
MICHAEL J. MENDES

/s/ JOHN L. MORRISON*	12/21/11	Director
JOHN L. MORRISON

/s/ ELSA A. MURANO*	12/21/11	Director
ELSA A. MURANO

/s/ ROBERT C. NAKASONE*	12/21/11	Director
ROBERT C. NAKASONE

/s/ SUSAN K. NESTEGARD*	12/21/11	Director
SUSAN K. NESTEGARD

/s/ DAKOTA A. PIPPINS*	12/21/11	Director
DAKOTA A. PIPPINS

*By: /s/ JAMES N. SHEEHAN	12/21/11
JAMES N. SHEEHAN,
as Attorney-In-Fact

ANNUAL REPORT ON FORM 10-K

ITEM 15

LIST OF FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULE

LIST OF EXHIBITS

FISCAL YEAR ENDED OCTOBER 30, 2011

HORMEL FOODS CORPORATION

Austin, Minnesota

Item 15

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

HORMEL FOODS CORPORATION

FINANCIAL STATEMENTS

The following consolidated financial statements of Hormel Foods Corporation included in the Annual Stockholders’ Report for the fiscal year ended October 30, 2011, are incorporated herein by reference in Item 8 of Part II of this report:

Consolidated Statements of Financial Position—October 30, 2011, and October 31, 2010.

Consolidated Statements of Operations—Fiscal Years Ended October 30, 2011, October 31, 2010, and October 25, 2009.

Consolidated Statements of Changes in Shareholders’ Investment—Fiscal Years Ended October 30, 2011, October 31, 2010, and October 25, 2009.

Consolidated Statements of Cash Flows—Fiscal Years Ended October 30, 2011, October 31, 2010, and October 25, 2009.

Notes to Financial Statements—October 30, 2011.

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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

HORMEL FOODS CORPORATION

(In Thousands)

		Additions/(Benefits)
	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other Accounts-	Deductions-		End of
Classification	of Period	Expenses	Describe	Describe		Period

Valuation reserve deduction from assets account:

Fiscal year ended October 30, 2011
Allowance for doubtful accounts				$233	(1)
receivable	$4,000	$(149)	$0	(382	)(2)	$4,000

Fiscal year ended October 31, 2010
Allowance for doubtful accounts				$340	(1)
receivable	$4,064	$(307)	$0	(583	)(2)	$4,000

Fiscal year ended October 25, 2009
Allowance for doubtful accounts				$1,112	(1)
receivable	$3,144	$1,821	$0	(211	)(2)	$4,064

Note (1) – Uncollectible accounts written off.

Note (2) – Recoveries on accounts previously written off.

LIST OF EXHIBITS

HORMEL FOODS CORPORATION

NUMBER	DESCRIPTION OF DOCUMENT
3.1(1)	Certificate of Incorporation as amended to date. (Incorporated by reference to Exhibit 3.1 to Hormel’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2011, File No. 001-02402.)

3.2(1)	Bylaws as amended to date. (Incorporated by reference to Exhibit 3.2 to Hormel’s Quarterly Report on Form 10-Q for the quarter ended January 24, 2010, File No. 001-02402.)

4.1(1)

Indenture dated as of April 1, 2011, between the Company and U.S. Bank National Association. (Incorporated by reference to Exhibit 4.3 to Hormel’s Registration Statement on Form S-3 filed on April 4, 2011, File No. 333-173284.)

4.2(1)	Form of 4.125% Notes due 2021. (Incorporated by reference to Exhibit 4.1 to Hormel’s Current Report on Form 8-K dated April 11, 2011, File No. 001-02402.)

4.3(1)

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

10.2(1)(3)

Hormel Foods Corporation Supplemental Executive Retirement Plan (2007 Restatement). (Incorporated by reference to Exhibit 10.2 to Hormel’s Current Report on Form 8-K dated November 21, 2011, File No. 001-02402.)

10.3(1)(3)

First Amendment of Hormel Foods Corporation Supplemental Executive Retirement Plan (2007 Restatement). (Incorporated by reference to Exhibit 10.3 to Hormel’s Current Report on Form 8-K dated November 21, 2011, File No. 001-02402.)

10.4(1)(3)

Second Amendment of Hormel Foods Corporation Supplemental Executive Retirement Plan (2007 Restatement). (Incorporated by reference to Exhibit 10.4 to Hormel’s Current Report on Form 8-K dated November 21, 2011, File No. 001-02402.)

10.5(1)(3)

Third Amendment of Hormel Foods Corporation Supplemental Executive Retirement Plan (2007 Restatement). (Incorporated by reference to Exhibit 10.5 to Hormel’s Current Report on Form 8-K dated November 21, 2011, File No. 001-02402.)

10.6(1)(3)	Hormel Foods Corporation 2000 Stock Incentive Plan (Amended 1-31-2006). (Incorporated by reference to Exhibit 10.1 to Hormel’s Current Report on Form 8-K dated January 31, 2006, File No. 001-02402.)

10.7(1)(3)

Hormel Foods Corporation Executive Deferred Income Plan II (November 21, 2011 Restatement). (Incorporated by reference to Exhibit 10.1 to Hormel’s Current Report on Form 8-K dated November 21, 2011, File No. 001-02402.)

10.8(1)(3)

Form of Indemnification Agreement for Directors and Officers. (Incorporated by reference to Exhibit 10.8 to Hormel’s Annual Report on Form 10-K for the fiscal year ended October 26, 2002, File No. 001-02402.)

10.9(1)(3)

Hormel Foods Corporation Nonemployee Director Deferred Stock Plan (Plan Adopted October 4, 1999; Amended and Restated Effective January 1, 2008). (Incorporated by reference to Exhibit 10.6 to Hormel’s Annual Report on Form 10-K for the fiscal year ended October 26, 2008, File No. 001-02402.)

10.10(1)(3)

Hormel Foods Corporation 2009 Nonemployee Director Deferred Stock Plan (Plan Adopted November 24, 2008). (Incorporated by reference to Exhibit 10.2 to Hormel’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2009, File No. 001-02402.)

10.11(1)(3)	Hormel Foods Corporation 2009 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 to Hormel’s Current Report on Form 8-K dated January 27, 2009, File No. 001-02402.)

LIST OF EXHIBITS (CONTINUED)

HORMEL FOODS CORPORATION

NUMBER	DESCRIPTION OF DOCUMENT

10.12(1)(3)

Hormel Survivor Income Plan for Executives (1993 Restatement). (Incorporated by reference to Exhibit 10.11 to Hormel’s Annual Report on Form 10-K for the fiscal year ended October 29, 2006, File No. 001-02402.)

10.13(1)

Underwriting Agreement, dated as of April 4, 2011, by and between the Company and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner, & Smith Incorporated as representatives of the several underwriters named in Schedule 1 thereto. (Incorporated by reference to Exhibit 1.1 to Hormel’s Current Report on Form 8-K dated April 11, 2011, File No. 001-02402.)

11.1(1)	Statement re: computation of per share earnings. (Included in Exhibit 13.1 filed with this Annual Report on Form 10-K for the fiscal year ended October 30, 2011.)

13.1(2)	Pages 12 through 62 of the Annual Stockholders’ Report for the fiscal year ended October 30, 2011.

21.1(2)	Subsidiaries of the Registrant.

23.1(2)	Consent of Independent Registered Public Accounting Firm.

24.1(2)	Power of Attorney.

31.1(2)	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(2)	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(2)	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1(1)

U.S. $300,000,000 Revolving Credit Agreement, dated as of May 25, 2010, between the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders identified on the signature pages thereof. (Incorporated by reference to Exhibit 99 to Hormel’s Current Report on Form 8-K dated May 25, 2010, File No. 001-02402.)

99.2(1)

First Amendment to U.S. $300,000,000 Revolving Credit Agreement, dated as of May 25, 2010, between the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders identified on the signature pages thereof. (Incorporated by reference to Exhibit 99 to Hormel’s Current Report on Form 8-K dated November 22, 2011, File No. 001-02402.)

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