Form 10-Q
period 2012-01-29
HORMEL FOODS CORP /DE/
filed 2012-03-09
CIK 48465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 29, 2012

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 4, 2012
Common Stock	$.0293 par value	263,651,736
Common Stock Non-Voting	$.01 par value	-0-

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)

	January 29,	October 30,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$548,618	$463,130
Short-term marketable securities	76,383	76,077
Accounts receivable	422,505	461,110
Inventories	882,828	885,823
Income taxes receivable	—	24,423
Deferred income taxes	69,485	69,203
Prepaid expenses	12,952	10,048
Other current assets	8,960	8,417
TOTAL CURRENT ASSETS	2,021,731	1,998,231

DEFERRED INCOME TAXES	66,077	59,814

GOODWILL	630,875	630,884

OTHER INTANGIBLES	129,620	132,046

PENSION ASSETS	78,226	80,208

INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	292,901	295,698

OTHER ASSETS	142,582	140,420

PROPERTY, PLANT AND EQUIPMENT
Land	56,231	56,273
Buildings	749,757	749,143
Equipment	1,401,244	1,393,128
Construction in progress	62,322	50,286
	2,269,554	2,248,830
Less allowance for depreciation	(1,361,272)	(1,341,740)
	908,282	907,090

TOTAL ASSETS	$4,270,294	$4,244,391

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)

	January 29,	October 30,
	2012	2011
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$308,721	$390,171
Accrued expenses	69,177	40,539
Accrued workers compensation	32,897	32,218
Accrued marketing expenses	91,135	77,363
Employee related expenses	139,030	195,258
Taxes payable	40,875	8,137
Interest and dividends payable	42,751	34,500
TOTAL CURRENT LIABILITIES	724,586	778,186

PENSION AND POST-RETIREMENT BENEFITS	475,061	473,688

LONG-TERM DEBT—less current maturities	250,000	250,000

OTHER LONG-TERM LIABILITIES	81,541	82,701

SHAREHOLDERS’ INVESTMENT
Preferred stock, par value $.01 a share— authorized 160,000,000 shares; issued—none
Common stock, non-voting, par value $.01 a share—authorized 400,000,000 shares; issued—none
Common stock, par value $.0293 a share— authorized 800,000,000 shares; issued 263,850,538 shares January 29, 2012 issued 263,963,251 shares October 30, 2011	7,731	7,734
Accumulated other comprehensive loss	(185,336)	(175,483)
Retained earnings	2,912,503	2,824,331
HORMEL FOODS CORPORATION SHAREHOLDERS’ INVESTMENT	2,734,898	2,656,582
NONCONTROLLING INTEREST	4,208	3,234
TOTAL SHAREHOLDERS’ INVESTMENT	2,739,106	2,659,816

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$4,270,294	$4,244,391

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	January 29, 2012	January 30, 2011

Net sales	$2,039,439	$1,921,558
Cost of products sold	1,702,030	1,547,553
GROSS PROFIT	337,409	374,005

Selling, general and administrative	152,477	145,161

Equity in earnings of affiliates	11,001	6,905

OPERATING INCOME	195,933	235,749

Other income and expense:
Interest and investment income	1,590	441
Interest expense	(3,214)	(6,579)

EARNINGS BEFORE INCOME TAXES	194,309	229,611

Provision for income taxes	64,976	79,576

NET EARNINGS	129,333	150,035
Less: Net earnings attributable to noncontrolling interest	938	1,209
NET EARNINGS ATTRIBUTABLE TO HORMEL FOODS CORPORATION	$128,395	$148,826

NET EARNINGS PER SHARE:
BASIC	$0.49	$0.56
DILUTED	$0.48	$0.55

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	263,946	266,560
DILUTED	269,608	271,740

DIVIDENDS DECLARED PER SHARE:	$0.1500	$0.1275

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT

 (in thousands, except per share amounts)

(Unaudited)

	Hormel Foods Corporation Shareholders
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment

Balance at October 31, 2010	$7,793	$—	$—	$2,568,774	$(175,910)	$5,982	$2,406,639
Comprehensive income
Net earnings				474,195		5,001	479,196
Foreign currency translation					843	251	1,094
Deferred hedging, net of reclassification adjustment					(3,476)		(3,476)
Pension and other benefits					3,060		3,060
Comprehensive income						5,252	479,874
Purchases of common stock		(152,930)					(152,930)
Stock-based compensation expense			17,229				17,229
Exercise of stock options/nonvested shares	102	(163)	53,100				53,039
Shares retired	(161)	153,093	(70,329)	(82,603)			—
Distribution to noncontrolling interest						(8,000)	(8,000)
Declared cash dividends — $.51 per share				(136,035)			(136,035)
Balance at October 30, 2011	$7,734	$—	$—	$2,824,331	$(175,483)	$3,234	$2,659,816
Comprehensive income
Net earnings				128,395		938	129,333
Foreign currency translation					557	36	593
Deferred hedging, net of reclassification adjustment					(11,291)		(11,291)
Pension and other benefits					881		881
Comprehensive income						974	119,516
Purchases of common stock		(11,117)					(11,117)
Stock-based compensation expense			6,240				6,240
Exercise of stock options/nonvested shares	8	(76)	3,992				3,924
Shares retired	(11)	11,193	(10,232)	(950)			—
Declared cash dividends — $.15 per share				(39,273)			(39,273)
Balance at January 29, 2012	$7,731	$—	$—	$2,912,503	$(185,336)	$4,208	$2,739,106

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (in thousands)

(Unaudited)

	Three Months Ended
	January 29, 2012	January 30, 2011
OPERATING ACTIVITIES
Net earnings	$129,333	$150,035
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	28,389	28,697
Amortization of intangibles	2,426	2,500
Equity in earnings of affiliates, net of dividends	159	(2,874)
Provision for deferred income taxes	(201)	3,692
(Gain) loss on property/equipment sales and plant facilities	(178)	237
Non-cash investment activities	(1,039)	377
Stock-based compensation expense	6,240	8,240
Excess tax benefit from stock-based compensation	(1,929)	(4,395)
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	38,605	24,262
Decrease in inventories	2,995	6,491
Decrease in prepaid expenses and other current assets	3,067	19,633
Increase in pension and post-retirement benefits	4,460	6,232
Decrease in accounts payable and accrued expenses	(60,167)	(77,795)
NET CASH PROVIDED BY OPERATING ACTIVITIES	152,160	165,332

INVESTING ACTIVITIES
Acquisitions of businesses/intangibles	(168)	(7,207)
Purchases of property/equipment	(30,458)	(16,737)
Proceeds from sales of property/equipment	1,055	1,280
Decrease in investments, equity in affiliates, and other assets	998	4,143
NET CASH USED IN INVESTING ACTIVITIES	(28,573)	(18,521)

FINANCING ACTIVITIES
Dividends paid on common stock	(33,600)	(27,904)
Share repurchase	(11,117)	(13,731)
Proceeds from exercise of stock options	3,885	24,015
Excess tax benefit from stock-based compensation	1,929	4,395
Distribution to noncontrolling interest	—	(3,000)
Other	—	(648)
NET CASH USED IN FINANCING ACTIVITIES	(38,903)	(16,873)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	804	1,030
INCREASE IN CASH AND CASH EQUIVALENTS	85,488	130,968
Cash and cash equivalents at beginning of year	463,130	467,845
CASH AND CASH EQUIVALENTS AT END OF QUARTER	$548,618	$598,813

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A                GENERAL

Basis of Presentation

The accompanying unaudited consolidated financial statements of Hormel Foods Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year.  The balance sheet at October 30, 2011, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2011.

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation.  The reclassifications had no impact on net earnings as previously reported.

Investments

The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans, which is included in other assets on the Consolidated Statements of Financial Position.  The securities held by the trust are classified as trading securities.  Therefore, unrealized gains and losses associated with these investments are included in the Company’s earnings.  Securities held by the trust generated a gain of $1.3 million for the quarter ended January 29, 2012, compared to a gain of $0.4 million for the quarter ended January 30, 2011.  The Company has transitioned the majority of this portfolio to more fixed return investments to reduce the exposure to volatility in equity markets.

The Company also holds securities as part of an investment portfolio, which are classified as short-term marketable securities on the Consolidated Statements of Financial Position.  These investments are also trading securities.  Therefore, unrealized gains and losses are included in the Company’s earnings.  The Company recorded a gain of $0.3 million related to these investments for the quarter ended January 29, 2012, compared to a gain of $0.1 million for the quarter ended January 30, 2011.

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

NOTE B                STOCK-BASED COMPENSATION

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

During the first quarter of fiscal 2007, the Company made a one-time grant of 100 stock options (pre-2011 split) to each active, full-time employee of the Company on January 8, 2007.  This grant was to vest upon the earlier of five years or attainment of a closing stock price of $50.00 per share (pre-2011 split) for five consecutive trading days, and had an expiration of ten years after the grant date.  During the first quarter of fiscal 2011, the options vested after the stock attained the required closing price per share for five consecutive trading days.

A reconciliation of the number of options outstanding and exercisable (in thousands) as of January 29, 2012, and changes during the quarter then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at October 30, 2011	19,932	$17.89
Granted	1,876	29.60
Exercised	397	14.64
Forfeitures	14	14.76
Outstanding at January 29, 2012	21,397	$18.98	5.9 years	$216,207
Exercisable at January 29, 2012	15,650	$17.16	4.8 years	$185,753

The weighted-average grant date fair value of stock options granted, and the total intrinsic value of options exercised (in thousands) during the first quarter of fiscal years 2012 and 2011, is as follows:

	Three Months Ended
	January 29, 2012	January 30, 2011
Weighted-average grant date fair value	$5.75	$5.49
Intrinsic value of exercised options	$5,829	$18,540

The fair value of each option award is calculated on the date of grant using the Black-Scholes valuation model utilizing the following weighted-average assumptions:

	Three Months Ended
	January 29, 2012	January 30, 2011
Risk-Free Interest Rate	1.9%	2.9%
Dividend Yield	2.0%	2.0%
Stock Price Volatility	21.0%	21.0%
Expected Option Life	8 years	8 years

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

The Company’s nonvested shares granted on or before September 26, 2010, vest after five years or upon retirement.  Nonvested shares granted after September 26, 2010, vest after one year.  A reconciliation of the nonvested shares (in thousands) as of January 29, 2012, and changes during the quarter then ended, is as follows:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at October 30, 2011	215	$19.94
Granted	—	—
Vested	(40)	18.30
Nonvested at January 29, 2012	175	$20.32

The fair value of shares that vested during the first quarter of fiscal year 2012 was $0.7 million.  No shares vested in the first quarter of fiscal year 2011.

Stock-based compensation expense, along with the related income tax benefit, for the first quarter of fiscal years 2012 and 2011 is presented in the table below.

	Three Months Ended
(in thousands)	January 29, 2012	January 30, 2011
Stock-based compensation expense recognized	$6,240	$8,240
Income tax benefit recognized	(2,366)	(3,130)
After-tax stock-based compensation expense	$3,874	$5,110

At January 29, 2012, there was $11.7 million of total unrecognized compensation expense from stock-based compensation arrangements granted under the plans.  This compensation is expected to be recognized over a weighted-average period of approximately 2.2 years.  During the quarter ended January 29, 2012, cash received from stock option exercises was $3.9 million compared to $24.0 million for the quarter ended January 30, 2011.  The total tax benefit to be realized for tax deductions from these option exercises for the quarter ended January 29, 2012, was $2.2 million compared to $7.0 million in the comparable quarter of fiscal 2011.

Shares issued for option exercises and nonvested shares may be either authorized but unissued shares, or shares of treasury stock acquired in the open market or otherwise.

NOTE C                GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the first quarter ended January 29, 2012, are presented in the table below.

(in thousands)	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	All Other	Total
Balance as of October 30, 2011	$123,316	$96,652	$203,214	$207,028	$674	$630,884
Goodwill acquired	—	(9)	—	—	—	(9)
Balance as of January 29, 2012	$123,316	$96,643	$203,214	$207,028	$674	$630,875

The gross carrying amount and accumulated amortization for definite-lived intangible assets are presented in the table below.

	January 29, 2012		October 30, 2011
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer lists/relationships	$22,148	$(12,916)	$22,378	$(12,556)
Proprietary software & technology	22,000	(15,446)	22,000	(14,822)
Formulas & recipes	17,854	(10,082)	18,354	(10,047)
Distribution network	4,120	(3,474)	4,120	(3,371)
Other intangibles	9,260	(5,909)	14,030	(10,105)
Total	$75,382	$(47,827)	$80,882	$(50,901)

Amortization expense was $2.4 million for the quarter ended January 29, 2012, compared to $2.5 million for the quarter ended January 30, 2011.

Estimated annual amortization expense (in thousands) for the five fiscal years after October 30, 2011, is as follows:

Fiscal Year	Estimated Amortization Expense
2012	$8,906
2013	7,699
2014	6,303
2015	3,192
2016	1,023

The carrying amounts for indefinite-lived intangible assets are presented in the table below.

(in thousands)	January 29, 2012	October 30, 2011
Brands/tradenames/trademarks	$94,081	$94,081
Other intangibles	7,984	7,984
Total	$102,065	$102,065

NOTE D                INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES

The Company accounts for its majority-owned operations under the consolidation method.  Investments in which the Company owns a minority interest, and for which there are no other indicators of control, are accounted for under the equity or cost method.  These investments, along with any related receivables from affiliates, are included in the Consolidated Statements of Financial Position as investments in and receivables from affiliates.

Investments in and receivables from affiliates consists of the following:

(in thousands)	Segment	% Owned	January 29, 2012	October 30, 2011
MegaMex Foods, LLC	Grocery Products	50%	$204,791	$205,523
Purefoods-Hormel Company	All Other	40%	64,316	65,140
San Miguel Purefoods (Vietnam) Co. Ltd.	All Other	49%	15,975	17,442
Other	Various	Various	7,819	7,593
Total			$292,901	$295,698

Equity in earnings of affiliates consists of the following:

		Three Months Ended
(in thousands)	Segment	January 29, 2012	January 30, 2011
MegaMex Foods, LLC	Grocery Products	$8,624	$4,926
Purefoods-Hormel Company	All Other	3,487	2,025
San Miguel Purefoods (Vietnam) Co. Ltd.	All Other	(1,467)	(211)
Other	Various	357	165
Total		$11,001	$6,905

MegaMex Foods, LLC

On October 26, 2009, the Company completed the formation of MegaMex Foods, LLC (MegaMex), a 50/50 joint venture formed by the Company and Herdez Del Fuerte, S.A. de C.V. to market Mexican foods in the United States.  On October 6, 2010, MegaMex acquired 100 percent of the stock of Don Miguel Foods Corp. (Don Miguel).  Don Miguel is a leading provider of branded frozen and fresh authentic Mexican appetizers, snacks, and hand held items.  On August 22, 2011, MegaMex acquired 100 percent of Fresherized Foods, which produces Wholly Guacamole®, Wholly Salsa®, and Wholly Queso® products.

The Company recognized a basis difference of $21.3 million associated with the formation of MegaMex, which is being amortized through equity in earnings of affiliates.

NOTE E                EARNINGS PER SHARE DATA

The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended
(in thousands)	January 29, 2012	January 30, 2011

Basic weighted-average shares outstanding	263,946	266,560

Dilutive potential common shares	5,662	5,180

Diluted weighted-average shares outstanding	269,608	271,740

For the three months ended January 29, 2012, and January 30, 2011, a total of 1.1 million and 1.2 million weighted- average stock options, respectively, were not included in the computation of dilutive potential common shares since their inclusion would have had an antidilutive effect on earnings per share.

NOTE F                COMPREHENSIVE INCOME

Components of comprehensive income, net of taxes, are:

	Three Months Ended
(in thousands)	January 29, 2012	January 30, 2011

Net earnings	$129,333	$150,035
Other comprehensive (loss) income:
Deferred (loss) gain on hedging	(4,511)	12,181
Reclassification adjustment into net earnings	(6,780)	(3,265)
Foreign currency translation	593	130
Pension and post-retirement benefits	881	5,150
Other comprehensive (loss) income	(9,817)	14,196
Total comprehensive income	119,516	164,231
Comprehensive income attributable to noncontrolling interest	974	1,289
Comprehensive income attributable to Hormel Foods Corporation	$118,542	$162,942

The components of accumulated other comprehensive loss, net of tax, are as follows:

(in thousands)	January 29, 2012	October 30, 2011

Foreign currency translation	$10,249	$9,692
Pension & other benefits	(201,302)	(202,183)
Deferred gain on hedging	5,717	17,008
Accumulated other comprehensive loss	$(185,336)	$(175,483)

NOTE G               INVENTORIES

Principal components of inventories are:

(in thousands)	January 29, 2012	October 30, 2011

Finished products	$459,400	$463,491
Raw materials and work-in-process	248,569	251,324
Materials and supplies	174,859	171,008
Total	$882,828	$885,823

NOTE H               DERIVATIVES AND HEDGING

The Company uses hedging programs to manage price risk associated with commodity purchases.  These programs utilize futures contracts and swaps to manage the Company’s exposure to price fluctuations in the commodities markets.  The Company has determined that its programs which are designated as hedges are highly effective in offsetting the changes in fair value or cash flows generated by the items hedged.

Cash Flow Hedges:  The Company utilizes corn and soybean meal futures to offset the price fluctuation in the Company’s future direct grain purchases, and has entered into various swaps to hedge the purchases of grain and natural gas at certain plant locations.  The financial instruments are designated and accounted for as cash flow hedges, and the Company measures the effectiveness of the hedges on a regular basis.  Effective gains or losses related to these cash flow hedges are reported in accumulated other comprehensive loss and reclassified into earnings, through cost of products sold, in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  The Company typically does not hedge its grain or natural gas exposure beyond the next two upcoming fiscal years.  As of January 29, 2012, and October 30, 2011, the Company had the following outstanding commodity futures contracts and swaps that were entered into to hedge forecasted purchases:

Volume
Commodity	January 29, 2012	October 30, 2011
Corn	18.7 million bushels	20.8 million bushels
Natural gas	0.3 million MMBTU’s	0.5 million MMBTU’s

As of January 29, 2012, the Company has included in accumulated other comprehensive loss (AOCL), hedging gains of $9.2 million (before tax) relating to these positions, compared to gains of $27.3 million (before tax) as of October 30, 2011.  The Company expects to recognize the majority of these gains over the next 12 months.  The balance as of January 29, 2012, includes gains of $4.2 million related to the Company’s soybean meal futures contracts.  These contracts were de-designated as cash flow hedges effective January 30, 2011, as they were no longer highly effective.  These gains will remain in AOCL until the hedged transactions occur or it is probable the hedged transactions will not occur.  Gain or losses related to these contracts after the date of de-designation have been recognized in earnings as incurred.

Fair Value Hedges:  The Company utilizes futures to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The intent of the program is to make the forward priced commodities cost nearly the same as cash market purchases at the date of delivery.  The futures contracts are designated and accounted for as fair value hedges, and the Company measures the effectiveness of the hedges on a regular basis.  Changes in the fair value of the futures contracts, along with the gain or loss on the hedged purchase commitment, are marked-to-market through earnings and are recorded on the Consolidated Statements of Financial Position as a current asset and liability, respectively.  Effective gains or losses related to these fair value hedges are recognized through cost of products sold in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  As of January 29, 2012, and October 30, 2011, the Company had the following outstanding commodity futures contracts designated as fair value hedges:

Volume
Commodity	January 29, 2012	October 30, 2011
Corn	13.1 million bushels	12.4 million bushels
Lean hogs	1.0 million cwt	1.3 million cwt

Other Derivatives:  During fiscal years 2012 and 2011, the Company has held certain futures and options contract positions as part of a merchandising program and to manage the Company’s exposure to fluctuations in commodity markets and foreign currencies.  The Company has not applied hedge accounting to these positions.

Additionally, as of January 30, 2011, the Company de-designated its soybean meal futures contracts that were previously designated as cash flow hedges, as these contracts were no longer highly effective.  Hedge accounting is no longer being applied to these contracts, and gains or losses occurring after the date of de-designation have been recognized in earnings as incurred.

As of January 29, 2012, and October 30, 2011, the Company had the following outstanding futures and options contracts related to other programs:

Volume
Commodity	January 29, 2012	October 30, 2011
Soybean meal	2,400 tons	4,300 tons

Fair Values:  The fair values of the Company’s derivative instruments (in thousands) as of January 29, 2012, and October 30, 2011, were as follows:

	Location on Consolidated	Fair Value (1)
	Statement of Financial Position	January 29, 2012	October 30, 2011
Asset Derivatives:
Derivatives Designated as Hedges:
Commodity contracts	Other current assets	$67,265	$58,753

Derivatives Not Designated as Hedges:
Commodity contracts	Other current assets	50	121

Total Asset Derivatives		$67,315	$58,874

Liability Derivatives:
Derivatives Designated as Hedges:
Commodity contracts	Accounts payable	$574	$351

Total Liability Derivatives		$574	$351

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

Derivative Gains and Losses:  Gains or losses (before tax, in thousands) related to the Company’s derivative instruments for the first quarter ended January 29, 2012, and January 30, 2011, were as follows:

	Gain/(Loss) Recognized in AOCL (Effective Portion) (1)		Location on	Gain/(Loss) Reclassified from AOCL into Earnings (Effective Portion) (1)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (3)
	Three Months Ended		Consolidated	Three Months Ended		Three Months Ended
Cash Flow Hedges:	January 29, 2012	January 30, 2011	Statement of Operations	January 29, 2012	January 30, 2011	January 29, 2012	January 30, 2011
Commodity contracts	$(7,242)	$19,590	Cost of products sold	$10,890	$5,247	$0	$(3,081)

			Location on	Gain/(Loss) Recognized in Earnings (Effective Portion) (4)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (5)
			Consolidated	Three Months Ended		Three Months Ended
Fair Value Hedges:			Statement of Operations	January 29, 2012	January 30, 2011	January 29, 2012	January 30, 2011
Commodity contracts			Cost of products sold	$2,654	$(2,543)	$(89)	$(122)

			Location on	Gain/(Loss) Recognized in Earnings
			Consolidated	Three Months Ended
Derivatives Not Designated as Hedges:			Statement of Operations	January 29, 2012	January 30, 2011
Commodity contracts			Cost of products sold	$(40)	$416

(1)	Amounts represent gains or losses in AOCL before tax. See Note F — Comprehensive Income for the after tax impact of these gains or losses on net earnings.
(2)	There were no gains or losses excluded from the assessment of hedge effectiveness during the quarter.
(3)

There were no gains or losses resulting from the discontinuance of cash flow hedges during the quarter. However, effective January 30, 2011, the Company de-designated and discontinued hedge accounting for its soybean meal futures contracts. At the date of de-designation of these hedges, gains of $17.7 million (before tax) were deferred in AOCL, with $4.2 million (before tax) remaining as of January 29, 2012. These gains will remain in AOCL until the hedged transactions occur or it is probable the hedged transactions will not occur. Gains or losses related to these contracts after the date of de-designation have been recognized in earnings as incurred.

(4)

Amounts represent losses on commodity contracts designated as fair value hedges that were closed during the quarter, which were offset by a corresponding gain on the underlying hedged purchase commitment. Additional gains or losses related to changes in the fair value of open commodity contracts, along with the offsetting gain or loss on the hedged purchase commitment, are also marked-to-market through earnings with no impact on a net basis.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of January 29, 2012, and October 30, 2011, and their level within the fair value hierarchy, are presented in the tables below.

	Fair Value Measurements at January 29, 2012
(in thousands)	Fair Value at January 29, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Cash equivalents (1)	$370,089	$370,089	$—	$—
Short-term marketable securities (2)	76,383	2,144	74,239	—
Other trading securities (3)	106,655	35,209	71,446	—
Commodity derivatives (4)	7,143	7,143	—	—
Total Assets at Fair Value	$560,270	$414,585	$145,685	$—

Liabilities at Fair Value:
Commodity derivatives (4)	$574	$—	$574	$—
Deferred compensation (3)	44,734	15,785	28,949	—
Total Liabilities at Fair Value	$45,308	$15,785	$29,523	$—

	Fair Value Measurements at October 30, 2011
(in thousands)	Fair Value at October 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Cash equivalents (1)	$341,447	$341,447	$—	$—
Short-term marketable securities (2)	76,077	358	75,719	—
Other trading securities (3)	105,367	34,588	70,779	—
Commodity derivatives (4)	7,174	7,174	—	—
Total Assets at Fair Value	$530,065	$383,567	$146,498	$—

Liabilities at Fair Value:
Commodity derivatives (4)	$351	$—	$351	$—
Deferred compensation (3)	44,956	15,379	29,577	—
Total Liabilities at Fair Value	$45,307	$15,379	$29,928	$—

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

(4)                                 The Company’s commodity derivatives represent futures contracts, option contracts, and swaps used in its hedging or other programs to offset price fluctuations associated with purchases of corn, soybean meal, and natural gas, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The Company’s futures and options contracts for corn and soybean meal are traded on the Chicago Board of Trade, while futures contracts for lean hogs are traded on the Chicago Mercantile Exchange.  These are active markets with quoted prices available and therefore these contracts are classified as Level 1.  The Company’s natural gas swaps are settled based on quoted prices from the New York Mercantile Exchange.  As the swaps settle based on quoted market prices, but are not held directly with the exchange, the swaps are classified as Level 2.  All derivatives are reviewed for potential credit risk and risk of nonperformance.  The Company nets the derivative assets and liabilities for each of its hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract.  The net balance for each program is included in other current assets or accounts payable, as appropriate, in the Consolidated Statements of Financial Position.  As of January 29, 2012, the Company has recognized the right to reclaim cash collateral of $5.7 million from, and the obligation to return cash collateral of $65.9 million to, various counterparties.  As of October 30, 2011, the Company had recognized the right to reclaim cash collateral of $20.1 million from, and the obligation to return cash collateral of $71.8 million to, various counterparties.

The Company’s financial assets and liabilities also include cash, accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value.  The Company does not carry its long-term debt at fair value in its Consolidated Statements of Financial Position.  Based on borrowing rates available to the Company for long-term financing with similar terms and average maturities, the fair value of long-term debt, utilizing discounted cash flows, was $280.1 million as of January 29, 2012, and $266.9 million as of October 30, 2011.

In accordance with the provisions of ASC 820, the Company also measures certain nonfinancial assets and liabilities at fair value that are recognized or disclosed on a nonrecurring basis (e.g. goodwill, intangible assets, and property, plant and equipment).  During the first quarter ended January 29, 2012, and January 30, 2011, there were no material remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

NOTE J	PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic benefit cost for pension and other post-retirement benefit plans consists of the following:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended		Three Months Ended
(in thousands)	January 29, 2012	January 30, 2011	January 29, 2012	January 30, 2011
Service cost	$5,856	$6,052	$556	$542
Interest cost	12,284	12,570	4,438	4,683
Expected return on plan assets	(17,127)	(15,747)	—	—
Amortization of prior service cost	(1,270)	(152)	913	1,119
Recognized actuarial loss (gain)	5,032	4,158	(1)	(1)
Net periodic cost	$4,775	$6,881	$5,906	$6,343

NOTE K	INCOME TAXES

The amount of unrecognized tax benefits, including interest and penalties, at January 29, 2012, recorded in other long-term liabilities was $27.3 million, of which $18.1 million would impact the Company’s effective tax rate if recognized.  The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense, with $0.1 million included in expense in the first quarter of fiscal 2012.  The amount of accrued interest and penalties at January 29, 2012, associated with unrecognized tax benefits was $6.4 million.

The Company is regularly audited by federal and state taxing authorities.  During fiscal year 2012, the I.R.S. concluded its examination of the Company’s consolidated federal income tax returns for the fiscal years through 2009.  The Company is in various stages of audit by several state taxing authorities on a variety of fiscal years, as far back as 2004.  While it is reasonably possible that one or more of these audits may be completed within the next 12 months and that the related unrecognized tax benefits may change, based on the status of the examinations it is not possible to reasonably estimate the effect of any amount of such change to previously recorded uncertain tax positions.

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

The Refrigerated Foods segment includes the Hormel Refrigerated operating segment and the Affiliated Business Units.  This segment consists primarily of the processing, marketing, and sale of branded and unbranded pork and beef products for retail, foodservice, and fresh product customers.  The Affiliated Business Units include the Farmer John, Burke Corporation, Dan’s Prize, Saag’s Products, Inc., and Precept Foods businesses.  Precept Foods, LLC, is a 50.01 percent owned joint venture.

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

	Three Months Ended
(in thousands)	January 29, 2012	January 30, 2011

Sales to Unaffiliated Customers
Grocery Products	$269,479	$276,899
Refrigerated Foods	1,083,525	1,010,702
Jennie-O Turkey Store	377,371	364,517
Specialty Foods	218,024	191,345
All Other	91,040	78,095
Total	$2,039,439	$1,921,558

Intersegment Sales
Grocery Products	$—	$—
Refrigerated Foods	2,413	2,254
Jennie-O Turkey Store	30,135	27,258
Specialty Foods	41	42
All Other	—	—
Total	$32,589	$29,554
Intersegment elimination	(32,589)	(29,554)
Total	$—	$—

Net Sales
Grocery Products	$269,479	$276,899
Refrigerated Foods	1,085,938	1,012,956
Jennie-O Turkey Store	407,506	391,775
Specialty Foods	218,065	191,387
All Other	91,040	78,095
Intersegment elimination	(32,589)	(29,554)
Total	$2,039,439	$1,921,558

Segment Operating Profit
Grocery Products	$44,093	$48,562
Refrigerated Foods	53,749	96,134
Jennie-O Turkey Store	76,762	73,825
Specialty Foods	16,647	17,278
All Other	12,471	9,993
Total segment operating profit	$203,722	$245,792

Net interest and investment expense (income)	1,624	6,138
General corporate expense	8,727	11,252
Noncontrolling interest	938	1,209

Earnings before income taxes	$194,309	$229,611

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s Critical Accounting Policies, as disclosed in its Annual Report on Form 10-K for the fiscal year ended October 30, 2011.

RESULTS OF OPERATIONS

Overview

The Company is a processor of branded and unbranded food products for retail, foodservice, and fresh product customers.  It operates in five reportable segments as described in Note L in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The Company reported net earnings per diluted share of $0.48 for the first quarter of fiscal 2012, a decrease of 12.7 percent compared to $0.55 per diluted share in the first quarter of fiscal 2011.  Significant factors impacting the quarter were:

•                  Refrigerated Foods segment profit decreased significantly, reflecting unfavorable pork operating margins.

•                  Grocery Products segment results were adversely impacted by high raw material costs and softer sales of core product lines.

•                  Jennie-O Turkey Store achieved increased profits, primarily due to strong value-added sales.

•                  The All Other segment delivered a solid quarter driven by strong export sales.

•                  Specialty Foods segment profit declined due to higher raw material and freight costs.

Consolidated Results

Net earnings attributable to the Company for the first quarter of fiscal 2012 decreased 13.7 percent to $128.4 million from $148.8 million in the same quarter of fiscal 2011.  Diluted earnings per share for the quarter of $0.48 represented the second best quarter in the Company’s history, although down from $0.55 in the first quarter last year.

Net sales for the first quarter of fiscal 2012 increased 6.1 percent to a record $2.04 billion from $1.92 billion in the first quarter of fiscal 2011, as four out of the five reporting segments of the Company experienced sales growth over the prior year first quarter.  Tonnage decreased 2.0 percent to 1.22 billion lbs. for the first quarter compared to 1.24 billion lbs. in the same quarter of last year, primarily reflecting a planned reduction in harvest levels for our Jennie-O Turkey Store segment and the impact of pricing advances across the Company.  Increased value-added sales drove the top-line gain for the first quarter, with strong results reported by the retail and foodservice business units within Refrigerated Foods, as well as Jennie-O Turkey Store and Specialty Foods.  Export sales were also particularly strong for the Company’s International business.  The Grocery Products segment experienced softer sales in the center of the store for core items, but saw continued growth in the portfolio of Mexican foods offered through its MegaMex joint venture.

Gross profit for the first quarter of fiscal 2012 was $337.4 million compared to $374.0 million for the first quarter last year.  Gross profit as a percentage of net sales decreased to 16.5 percent for the first quarter of fiscal 2012 from 19.5 percent in the same quarter of fiscal 2011.   The key driver of the decrease was unfavorable spreads between hog costs and primal values, which generated significant margin declines for the Company’s pork operations in the first quarter of fiscal 2012, as compared to the unusually favorable margins experienced in the first quarter of the prior year.  Raw material costs were also higher than the prior year, contributing to additional margin declines in the Refrigerated Foods, Grocery Products, and Specialty Foods segments during the first quarter.  Additionally, freight and warehousing expenses increased for all segments of the Company.  Despite increased grain costs, Jennie-O Turkey Store was able to maintain margins due to increased value-added sales following recent pricing advances.  Margins on international export business in the All Other segment showed improvement from the prior year due to favorable pork export markets.

The Company had anticipated a more difficult operating environment in fiscal 2012, with challenging comparisons to fiscal 2011 in the first half.  Pork operating margins are expected to gradually improve as the year progresses.  Grain costs are likely to remain high and volatile, and elevated raw material costs will likely continue to pressure margins throughout much of fiscal 2012.  The Company will continue to pursue opportunities to expand value-added sales and maximize operational efficiencies to maintain margins, and expects comparative results to show improvement in the latter half of the year.

Selling, general and administrative expenses for the first quarter of fiscal 2012 were $152.5 million compared to $145.2 million in the prior year.  Selling, general and administrative expenses as a percentage of net sales were 7.5 percent for the first quarter of fiscal 2012, compared to 7.6 percent for the first quarter of fiscal 2011.  Research and development, brokerage, and compensation related expenses all increased in the first quarter of fiscal 2012 as compared to the prior year.  These items offset a reduction in  stock option expense, as the first quarter of fiscal 2011 included higher expense related to the vesting of options under the Universal Stock Option award granted to all employees in 2007.  Advertising expenses for the first quarter were consistent with the prior year.  Campaigns to support the Company’s key Hormel and SPAM brands will gain momentum in upcoming quarters.  The Company expects selling, general and administrative expenses to be between 7.5 percent and 8.0 percent for the full year in fiscal 2012.

Equity in earnings of affiliates was $11.0 million for the first quarter of fiscal 2012 compared to $6.9 million last year.  Increased results from the Company’s 50 percent owned MegaMex joint venture drove the increase for fiscal 2012 compared to the prior year.  The Company’s 40 percent owned Philippine joint venture, Purefoods-Hormel Company, also reported improved results which offset declines for the Company’s other international joint ventures.

The effective tax rate for the first quarter of fiscal 2012 was 33.4 percent compared to 34.7 percent for the comparable period of fiscal 2011.  The lower rate for the first quarter is primarily due to net favorable discrete items in the first quarter of fiscal 2012 related to state and federal audit settlements for prior periods.  The Company expects a full-year effective tax rate between 34.0 and 35.0 percent for fiscal 2012.

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

	Three Months Ended
(in thousands)	January 29, 2012	January 30, 2011	% Change
Net Sales
Grocery Products	$269,479	$276,899	(2.7)
Refrigerated Foods	1,083,525	1,010,702	7.2
Jennie-O Turkey Store	377,371	364,517	3.5
Specialty Foods	218,024	191,345	13.9
All Other	91,040	78,095	16.6
Total	$2,039,439	$1,921,558	6.1

Segment Operating Profit
Grocery Products	$44,093	$48,562	(9.2)
Refrigerated Foods	53,749	96,134	(44.1)
Jennie-O Turkey Store	76,762	73,825	4.0
Specialty Foods	16,647	17,278	(3.7)
All Other	12,471	9,993	24.8

Total segment operating profit	$203,722	$245,792	(17.1)
Net interest and investment expense (income)	1,624	6,138	(73.5)
General corporate expense	8,727	11,252	(22.4)
Noncontrolling interest	938	1,209	(22.4)

Earnings before income taxes	$194,309	$229,611	(15.4)

Grocery Products

The Grocery Products segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market.  This segment also includes the results from the Company’s MegaMex joint venture.

Grocery Products net sales and tonnage decreased 2.7 percent and 6.1 percent, respectively, for the first quarter of fiscal 2012 compared to the same period in fiscal 2011.  Sales declines were experienced across several core product lines within the segment, most notably for the SPAM family of products, Hormel chili, and Hormel bacon toppings.  Some sluggishness has been experienced as consumers adjust to the pricing actions taken in fiscal 2011 in response to higher input costs, and an unseasonably milder winter may have also resulted in less cold weather food consumption.  Although sales of Hormel Compleats microwave meals also declined slightly during the quarter, the Company’s new advertising campaign and new product varieties and packaging for this product line will be fully implemented in upcoming quarters, which should improve top-line results.

Sales results for core products under the MegaMex joint venture continued to grow during the first quarter of fiscal 2012.  Beginning in the third quarter of fiscal 2012, the Company’s retail sales force will also be assuming responsibility for sales of the portfolio of products offered by Don Miguel Foods Corp. (additional product lines within the MegaMex joint venture).  These sales will then be reported in the Grocery Products segment, and will enhance top-line comparative results in the latter half of the fiscal year.

Segment profit for Grocery Products decreased 9.2 percent for the first quarter compared to the prior year results.  The lower results were driven by significant input cost inflation and decreased volumes within the core product lines noted above.  To date, pricing taken in fiscal 2011 has been unable to offset these factors, resulting in decreased margins compared to the prior year.  Increased equity in earnings results benefitted profitability compared to the prior year, reflecting contributions from Fresherized Foods which was acquired by the MegaMex joint venture late in fiscal 2011.

The Company expects input costs for Grocery Products to remain elevated throughout at least the second quarter of fiscal 2012, which may continue to negatively impact profitability.  However, the benefit of upcoming Hormel and SPAM brand advertising campaigns, expense reduction initiatives, and additional growth from the MegaMex joint venture operations, should contribute to improved results in the remainder of fiscal 2012.

Refrigerated Foods

The Refrigerated Foods segment includes the Hormel Refrigerated operating segment and the Affiliated Business Units.  This segment consists primarily of the processing, marketing, and sale of branded and unbranded pork and beef products for retail, foodservice, and fresh product customers.  The Affiliated Business Units include the Farmer John, Burke Corporation, Dan’s Prize, Saag’s Products, Inc., and Precept Foods businesses.  Precept Foods, LLC, is a 50.01 percent owned joint venture.

Net sales for the Refrigerated Foods segment increased 7.2 percent and tonnage remained flat for the first quarter of fiscal 2012, compared to the first quarter of fiscal 2011.  Sales gains were reported across all business units within the segment while tonnage experienced some softness entering the new year, primarily reflecting the impact of pricing advances taken in fiscal 2011 to compensate for higher raw material costs.

On the retail side, sales growth within the Meat Products business unit was particularly strong for Hormel pepperoni, Hormel Country Crock® side dishes and Hormel Natural Choice deli meats.  Within the Foodservice business unit, sales of Hormel Natural Choice deli meats, Café H ethnic products, and Austin Blues barbeque products experienced double digit increases.  Advertising planned in upcoming quarters to support the Hormel brand should further benefit sales results for this segment going forward in fiscal 2012.  Country Crock® remains a registered trademark of the Unilever Group of Companies and is being used under license.

Segment profit for Refrigerated Foods decreased 44.1 percent for the first quarter compared to the prior year.  The Company had anticipated that the spread between hog costs and primal values would be significantly below the prior year’s strong levels during the first quarter.  However, the spread tightened even more than expected late in the quarter, resulting in an even more substantial reduction in pork operating margins than planned.  Although the segment’s value-added businesses experienced top-line growth, higher raw material costs negatively impacted margins and were not fully offset by recent pricing advances.

Looking forward, the Company anticipates that unfavorable pork operating margins will continue to be a challenge but gradually improve as the year proceeds.  A seasonal upward trend in markets is also expected entering the upcoming quarter, and additional pricing actions will be evaluated to help offset the resulting increase in raw material costs.  Value-added sales for the retail business are expected to grow following the execution of planned brand campaigns, and the foodservice business is expected to build upon a solid start to the year as the industry shows improvement.

Jennie-O Turkey Store

The Jennie-O Turkey Store (JOTS) segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for retail, foodservice, and fresh product customers.

JOTS net sales increased 3.5 percent while tonnage decreased 7.1 percent for the first quarter of fiscal 2012, compared to the first quarter of fiscal 2011.  The top-line growth was primarily driven by increased sales of value-added product lines.  Sales of Jennie-O Turkey Store fresh tray pack items and turkey burgers were particularly strong, as this segment continues to benefit from the “Make the Switch” marketing campaign that ran in the latter half of fiscal 2011.  A planned reduction in harvest volumes was taken to balance current turkey meat supplies, which resulted in less commodity meat available to sell and contributed to the noted tonnage decline for the quarter.

Segment profit for JOTS increased 4.0 percent for the first quarter of fiscal 2012, which was outstanding given a very strong first quarter in the prior year.  Value-added retail sales growth drove the increase, reflecting the impact of pricing initiatives.  Export demand and pricing also remained strong, particularly for dark meat and parts.  Although whole bird profitability improved compared to fiscal 2011, those gains were unable to offset declines in commodity meat margins resulting from lower volumes, weaker demand, and reduced pricing in the current year, primarily for breast meat.  Grain costs also remained high throughout the quarter.

The industry appears to be balancing supply and demand, and commodity meat prices are generally favorable entering the second quarter, despite some seasonal weakness in the white meat complex.  Reduced commodity volumes and higher input costs may impact profitability for JOTS going forward, and JOTS continues to closely monitor the impact of pricing on volumes.  Grain costs are also expected to remain volatile throughout the year and the Company’s hedge positions are not as favorable as what were experienced in the prior year.  Despite these challenges, continued value-added growth and the benefit of ongoing operational efficiencies should help JOTS to maintain margins in upcoming quarters.

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

Specialty Foods net sales and tonnage increased 13.9 percent and 1.4 percent, respectively, compared to the same quarter of fiscal 2011.  Sales gains were noted across all three operating segments.  DCB experienced top-line growth in liquid portions, sugar, and blended items, while CFI reported robust sales of bulk and nutritional products.  HSP also reported strong private label sales, more than offsetting a decline in ingredients.  The more modest tonnage increase for the quarter primarily reflects a decline in toll-based contract manufacturing business at CFI, which is not a significant driver of profitability.

Segment profit for Specialty Foods decreased 3.7 percent compared to the prior year first quarter.  The higher raw material costs experienced during fiscal 2011 continued into the current year.  An unfavorable sales mix and increased freight and warehousing expenses also negatively impacted margins.  Pricing advances were taken in the first quarter in response to the higher costs, with additional initiatives planned for the second quarter on certain key product lines.  Efforts to diversify the customer base and expand distribution also continue to be successful, which should improve profitability as the year progresses.

Looking forward in fiscal 2012, the Company anticipates improved results for Specialty Foods as sales growth is expected to continue and planned pricing initiatives will become fully implemented.  Operational efficiencies throughout the business should also enhance profitability in the latter half of the year.

All Other

The All Other segment includes the Hormel Foods International (HFI) operating segment, which manufactures, markets, and sells Company products internationally.  This segment also includes the results from the Company’s international joint ventures and miscellaneous corporate sales.

All Other net sales increased 16.6 percent for the first quarter of fiscal 2012 compared to the same quarter of fiscal 2011.  Strong fresh pork export sales and growth in the SPAM family of products for HFI drove the top-line increase.  Segment profit also improved in the first quarter of fiscal 2012, increasing 24.8 percent compared to prior year results.  As anticipated, raw material costs remained high entering fiscal 2012.  Strong export volumes and price increases taken throughout fiscal 2011 were able to offset the impact of these increased costs on margins.  Improved earnings from the Company’s Philippine joint venture, Purefoods-Hormel Company, also contributed to the strong results for the quarter.  Pork export sales are expected to remain robust in the near term. Additional pricing initiatives in response to the ongoing high input costs are also anticipated late in the second quarter, which should drive additional profit growth for this segment in the latter half of fiscal 2012.

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

Net interest and investment expense (income) for the first quarter of fiscal 2012 was a net expense of $1.6 million, compared to a net expense of $6.1 million in the first quarter of fiscal 2011.  The decrease was primarily due to lower interest expense resulting from reduced debt levels and interest rates compared to the prior year, as well as improved returns on the Company’s rabbi trust for supplemental executive retirement plans and deferred income plans.  Interest expense was $3.2 million for the first quarter compared to $6.6 million in the first quarter of fiscal 2011.  The Company anticipates that interest expense will approximate $12.0 to $14.0 million for fiscal 2012.

General corporate expense for the first quarter of fiscal 2012 was $8.7 million compared to $11.3 million for the comparable period of fiscal 2011.  Higher compensation related expenses were incurred in fiscal 2011, including additional expense related to the vesting of options under the Universal Stock Option award granted to all employees in 2007.

Net earnings attributable to the Company’s noncontrolling interests were $0.9 million for the first quarter of fiscal 2012, compared to $1.2 million in the first quarter of fiscal 2011.  The change reflects declines in performance from both the Company’s Precept Foods business and China operations compared to the prior year.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions that was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $548.6 million at the end of the first quarter of fiscal year 2012 compared to $598.8 million at the end of the comparable fiscal 2011 period.

Cash provided by operating activities was $152.2 million in the first quarter of fiscal 2012 compared to $165.3 million in the same period of fiscal 2011.  Lower earnings were the primary driver of the decrease, partially offset by favorable overall changes in working capital balances and an incremental $7.1 million of dividends received from the Company’s joint venture operations in fiscal 2012 compared to the prior year.

Cash used in investing activities increased to $28.6 million in the first quarter of fiscal 2012 from $18.5 million in the comparable quarter of fiscal 2011.  Increased outflows related to capital expenditures generated the increase in fiscal 2012.  The Company currently estimates its fiscal 2012 capital expenditures will be approximately $140.0 to $150.0 million.

Cash used in financing activities was $38.9 million in the first quarter of fiscal 2012 compared to $16.9 million in the same period of fiscal 2011.  Proceeds generated from the Company’s stock option plan exercises decreased $20.1 million in the current year, primarily due to the prior year vesting of options under the Universal Stock Option award granted to all employees in 2007. Offsetting a portion of those proceeds was a $3.0 million proportional distribution to the Company’s noncontrolling interest, which also occurred during the first quarter of fiscal 2011 and did not reoccur in the first quarter of the current year.  The Company used $11.1 million for common stock repurchases in the first quarter of fiscal 2012, compared to $13.7 million in the same period of the prior year.  For additional information pertaining to the Company’s share repurchase plans or programs, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Cash dividends paid to the Company’s shareholders also continue to be an ongoing financing activity for the Company.  Dividends paid in the first quarter of 2012 were $33.6 million compared to $27.9 million in the comparable period of fiscal 2011.  For fiscal 2012, the annual dividend rate has been increased to $0.60 per share, representing the 46th consecutive annual dividend increase.  The Company has paid dividends for 334 consecutive quarters and expects to continue doing so.

The Company is required, by certain covenants in its debt agreements, to maintain specified levels of financial ratios and financial position.  At the end of the first quarter of fiscal 2012, the Company was in compliance with all of these debt covenants.

Cash flows from operating activities continue to provide the Company with its principal source of liquidity.  The Company does not anticipate a significant risk to cash flows from this source in the foreseeable future because the Company operates in a relatively stable industry and has strong brands across many product lines.

Maximizing the value returned to shareholders through dividend payments remains a priority for use of the Company’s strong cash position in fiscal 2012.  Additional share repurchase activity and capital spending to enhance and expand current operations is also expected to continue throughout the year.  The Company also remains well positioned to take advantage of strategic acquisition opportunities and continues to evaluate options in that area.

Contractual Obligations and Commercial Commitments

The Company records income taxes in accordance with the provisions of ASC 740, Income Taxes.  The Company is unable to determine its contractual obligations by year related to this pronouncement, as the ultimate amount or timing of settlement of its reserves for income taxes cannot be reasonably estimated.  The total liability for unrecognized tax benefits, including interest and penalties, at January 29, 2012, was $27.3 million.

There have been no other material changes to the information regarding the Company’s future contractual financial obligations that was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2011.

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

The Private Securities Litigation Reform Act of 1995 (the Reform Act) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information. The Company is filing this cautionary statement in connection with the Reform Act.  When used in this Quarterly Report on Form 10-Q, the Company’s Annual Report to Stockholders, other filings by the Company with the Securities and Exchange Commission (the Commission), the Company’s press releases, and oral statements made by the Company’s representatives, the words or phrases “should result,” “believe,” “intend,” “plan,” “are expected to,” “targeted,” “will continue,” “will approximate,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify forward-looking statements within the meaning of the Reform Act.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those anticipated or projected.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Hog Markets:  The Company’s earnings are affected by fluctuations in the live hog market.  To minimize the impact on earnings, and to ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 10 years.  Purchased hogs under contract accounted for 98 percent and 96 percent of the total hogs purchased by the Company during the first quarter of fiscal 2012 and 2011, respectively.  The majority of these contracts use market-based formulas based on hog futures, hog primal values, or industry reported hog markets.  Under normal, long-term market conditions, changes in the cash hog market are offset by proportional changes in primal values.  Therefore, a hypothetical 10 percent change in the cash hog market would have had an immaterial effect on the Company’s results of operations.

Certain procurement contracts allow for future hog deliveries (firm commitments) to be forward priced.  The Company generally hedges these firm commitments by using hog futures contracts.  These futures contracts are designated and accounted for as fair value hedges.  The change in the market value of such futures contracts is highly effective at offsetting changes in price movements of the hedged item, and the Company evaluates the effectiveness of the contracts on a regular basis.  Changes in the fair value of the futures contracts, along with the gain or loss on the firm commitment, are marked-to-market through earnings and are recorded on the Consolidated Statements of Financial Position as a current asset and liability, respectively.  The fair value of the Company’s open futures contracts as of January 29, 2012, was $1.9 million compared to $(3.1) million as of October 30, 2011.

The Company measures its market risk exposure on its hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in market prices.  A 10 percent increase in market prices would have negatively impacted the fair value of the Company’s January 29, 2012, open contracts by $9.0 million, which in turn would lower the Company’s future cost of purchased hogs by a similar amount.

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

To reduce the Company’s exposure to changes in grain prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future direct grain purchases.  This program currently utilizes corn futures, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value with an unrealized gain of $3.3 million, before tax, on the Consolidated Statement of Financial Position as of January 29, 2012, compared to an unrealized gain of $13.7 million, before tax, as of October 30, 2011.

The Company measures its market risk exposure on its grain futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain.  A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s January 29, 2012, open grain contracts by $11.4 million, which in turn would lower the Company’s future cost on purchased grain by a similar amount.

Natural Gas:  Production costs at the Company’s plants and feed mills are also subject to fluctuations in fuel costs.  To reduce the Company’s exposure to changes in natural gas prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future natural gas purchases.  This program utilizes natural gas swaps, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value with an unrealized loss of $0.6 million, before tax, on the Consolidated Statement of Financial Position as of January 29, 2012, compared to an unrealized loss of $0.4 million, before tax, as of October 30, 2011.

The Company measures its market risk exposure on its natural gas contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for natural gas.  A 10 percent decrease in the market price for natural gas would have negatively impacted the fair value of the Company’s January 29, 2012, open natural gas contracts by $0.1 million, which in turn would lower the Company’s future cost on natural gas purchases by a similar amount.

Long-Term Debt:  A principal market risk affecting the Company is the exposure to changes in interest rates on the Company’s fixed-rate, long-term debt.  Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $6.0 million.  The fair value of the Company’s long-term debt was estimated using discounted future cash flows based on the Company’s incremental borrowing rate for similar types of borrowing arrangements.

Investments:  The Company holds trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans, and as part of an investment portfolio.  As of January 29, 2012, the balance of these securities totaled $183.0 million.  A portion of these securities represent fixed income funds.  The Company is subject to market risk due to fluctuations in the value of the remaining investments, as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis.  A 10 percent decline in the value of the investments not held in fixed income funds would have a direct negative impact to the Company’s pretax earnings of approximately $11.2 million, while a 10 percent increase in value would have a positive impact of the same amount.

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

(b)               Internal Controls.

During the first quarter of fiscal year 2012, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The live hog industry has evolved to very large, vertically integrated, year-round operations operating under long-term supply agreements.  This has resulted in fewer hogs being available on the cash spot market.  Additionally, overall hog production in the U.S. has declined.  The decrease in the supply of hogs could diminish the utilization of harvest and production facilities and increase the cost of the raw materials they produce.  Consequently, the Company uses long-term supply contracts to ensure a stable supply of raw materials while minimizing extreme fluctuations in costs over the long term.  This may result, in the short term, in costs for live hogs that are higher than the cash spot market depending on the relationship of the cash spot market to contract prices.  Market-based pricing on certain product lines, and lead time required to implement pricing adjustments, may prevent all or part of these cost increases from being recovered, and these higher costs could adversely affect our short-term financial results.

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

The Company faces competition from producers of various meats and protein sources, including pork, beef, chicken, and fish.  The bases on which the Company competes include:

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

The Company is involved on an ongoing basis in litigation arising in the ordinary course of business.  Trends in litigation may include class actions involving employees, consumers, competitors, suppliers, shareholders, or injured persons, and claims relating to product liability, contract disputes, intellectual property, advertising, and labeling, wage and hour laws, employment practices, or environmental matters.  Litigation trends and the outcome of litigation cannot be predicted with certainty and adverse litigation trends and outcomes could adversely affect the Company’s financial results.

Government regulation, present and future, exposes the Company to potential sanctions and compliance costs that could adversely affect the Company’s business.

The Company’s operations are subject to extensive regulation by the U.S. Department of Homeland Security, the U.S. Department of Agriculture, the U.S. Food and Drug Administration, federal and state taxing authorities, and other state and local authorities that oversee workforce immigration laws, tax regulations, animal welfare, food safety standards, and the processing, packaging, storage, distribution, advertising, and labeling of the Company’s products.  The Company’s manufacturing facilities and products are subject to constant inspection by federal, state, and local authorities.  Claims or enforcement proceedings could be brought against the Company in the future.  Additionally, the Company is subject to new or modified laws, regulations, and accounting standards.  The Company’s failure or inability to comply with such requirements could subject the Company to civil remedies, including fines, injunctions, recalls, or seizures, as well as potential criminal sanctions.

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

The Company has approximately 19,600 domestic and foreign employees, of which approximately 5,700 are represented by labor unions, principally the United Food and Commercial Workers’ Union.  A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities that results in work slowdowns or stoppages could harm the Company’s financial results.  The union contract at the Company’s facility in Stockton, California will expire during fiscal 2012, covering approximately 100 employees.  Negotiations at this facility have not yet been initiated.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the First Quarter of Fiscal 2012

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 31, 2011 – December 4, 2011	10,000	$29.35	10,000	3,321,900
December 5, 2011 – January 1, 2012	190,033	29.26	190,000	3,131,900
January 2, 2012 – January 29, 2012	180,000	29.25	180,000	2,951,900
Total	380,033	$29.26	380,000

(1)The 33 shares repurchased during the first quarter, other than through publicly announced plans or programs, represent purchases for a Company employee award program.

(2)On May 26, 2010, the Company announced that its Board of Directors had authorized the Company to repurchase up to 5,000,000 shares of common stock with no expiration date.  On November 22, 2010, the Board of Directors authorized a two-for-one split of the Company’s common stock.  As part of the resolution to approve that stock split, the number of shares remaining to be repurchased was adjusted proportionately.  The stock split was approved by shareholders and was subsequently effected on February 1, 2011.  All numbers in the table above reflect the impact of this stock split.

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

HORMEL FOODS CORPORATION
(Registrant)

Date: March 9, 2012	By	/s/ JODY H. FERAGEN
JODY H. FERAGEN
Executive Vice President, Chief Financial Officer, and Director
(Principal Financial Officer)

Date: March 9, 2012	By	/s/ JAMES N. SHEEHAN
JAMES N. SHEEHAN
Vice President and Controller
(Principal Accounting Officer)