Form 10-Q
period 2012-04-29
HORMEL FOODS CORP /DE/
filed 2012-06-08
CIK 48465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                             X  YES               NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                          X  YES               NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer X	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes   X  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 3, 2012
Common Stock	$.0293 par value 263,357,840
Common Stock Non-Voting	$.01 par value -0-

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In Thousands of Dollars)

	April 29,	October 30,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$524,779	$463,130
Short-term marketable securities	76,811	76,077
Accounts receivable	439,348	461,110
Inventories	912,672	885,823
Income taxes receivable	16,649	24,423
Deferred income taxes	69,485	69,203
Prepaid expenses	11,986	10,048
Other current assets	8,345	8,417
TOTAL CURRENT ASSETS	2,060,075	1,998,231

DEFERRED INCOME TAXES	67,033	59,814

GOODWILL	630,875	630,884

OTHER INTANGIBLES	127,593	132,046

PENSION ASSETS	79,896	80,208

INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	301,685	295,698

OTHER ASSETS	138,977	140,420

PROPERTY, PLANT AND EQUIPMENT
Land	56,245	56,273
Buildings	757,331	749,143
Equipment	1,405,774	1,393,128
Construction in progress	73,315	50,286
	2,292,665	2,248,830
Less allowance for depreciation	(1,384,136)	(1,341,740)
	908,529	907,090

TOTAL ASSETS	$4,314,663	$4,244,391

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In Thousands of Dollars)

	April 29,	October 30,
	2012	2011
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$318,432	$390,171
Accrued expenses	53,729	40,539
Accrued workers compensation	33,281	32,218
Accrued marketing expenses	86,327	77,363
Employee related expenses	161,272	195,258
Taxes payable	6,776	8,137
Interest and dividends payable	40,151	34,500
TOTAL CURRENT LIABILITIES	699,968	778,186

PENSION AND POST-RETIREMENT BENEFITS	476,173	473,688

LONG-TERM DEBT – less current maturities	250,000	250,000

OTHER LONG-TERM LIABILITIES	82,699	82,701

SHAREHOLDERS’ INVESTMENT
Preferred stock, par value $.01 a share--
authorized 160,000,000 shares; issued – none
Common stock, non-voting, par value $.01
a share – authorized 400,000,000 shares; issued – none
Common stock, par value $.0293 a share--
authorized 800,000,000 shares;
issued 263,239,531 shares April 29, 2012
issued 263,963,251 shares October 30, 2011	7,713	7,734
Accumulated other comprehensive loss	(187,529)	(175,483)
Retained earnings	2,980,353	2,824,331
HORMEL FOODS CORPORATION SHAREHOLDERS’ INVESTMENT	2,800,537	2,656,582
NONCONTROLLING INTEREST	5,286	3,234
TOTAL SHAREHOLDERS’ INVESTMENT	2,805,823	2,659,816

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$4,314,663	$4,244,391

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011

Net sales	$2,012,859	$1,959,041	$4,052,298	$3,880,599
Cost of products sold	1,677,252	1,632,814	3,379,282	3,180,367
GROSS PROFIT	335,607	326,227	673,016	700,232

Selling, general and administrative	148,684	160,136	301,161	305,297

Equity in earnings of affiliates	7,816	6,672	18,817	13,577

OPERATING INCOME	194,739	172,763	390,672	408,512

Other income and expense:
Interest and investment income	2,338	1,972	3,928	2,413
Interest expense	(3,283)	(7,187)	(6,497)	(13,766)

EARNINGS BEFORE INCOME TAXES	193,794	167,548	388,103	397,159

Provision for income taxes	64,859	56,846	129,835	136,422

NET EARNINGS	128,935	110,702	258,268	260,737
Less: Net earnings attributable to noncontrolling interest	1,048	1,123	1,986	2,332
NET EARNINGS ATTRIBUTABLE TO HORMEL FOODS CORPORATION	$127,887	$109,579	$256,282	$258,405

NET EARNINGS PER SHARE:
BASIC	$0.49	$0.41	$0.97	$0.97
DILUTED	$0.48	$0.40	$0.95	$0.95

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	263,610	267,207	263,778	266,868
DILUTED	269,061	272,847	269,334	272,293

DIVIDENDS DECLARED PER SHARE:	$0.1500	$0.1275	$0.3000	$0.2550

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Hormel Foods Corporation Shareholders
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment

Balance at October 31, 2010	$7,793	$0	$0	$2,568,774	$(175,910)	$ 5,982	$2,406,639
Comprehensive income
Net earnings				474,195		5,001	479,196
Foreign currency translation					843	251	1,094
Deferred hedging, net of reclassification adjustment					(3,476)		(3,476)
Pension and other benefits					3,060		3,060
Comprehensive income						5,252	479,874
Purchases of common stock		(152,930)					(152,930)
Stock-based compensation expense			17,229				17,229
Exercise of stock options/nonvested shares	102	(163)	53,100				53,039
Shares retired	(161)	153,093	(70,329)	(82,603)			-
Distribution to noncontrolling interest						(8,000)	(8,000)
Declared cash dividends – $.51 per share				(136,035)			(136,035)
Balance at October 30, 2011	$7,734	$0	$0	$2,824,331	$(175,483)	$ 3,234	$2,659,816
Comprehensive income
Net earnings				256,282		1,986	258,268
Foreign currency translation					1,058	66	1,124
Deferred hedging, net of reclassification adjustment					(16,673)		(16,673)
Pension and other benefits					3,569		3,569
Comprehensive income						2,052	246,288
Purchases of common stock		(42,088)					(42,088)
Stock-based compensation expense			11,129				11,129
Exercise of stock options/nonvested shares	22	(211)	9,704				9,515
Shares retired	(43)	42,299	(20,833)	(21,423)			-
Declared cash dividends – $.30 per share				(78,837)			(78,837)
Balance at April 29, 2012	$7,713	$-	$-	$2,980,353	$(187,529)	$ 5,286	$2,805,823

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(Unaudited)

	Six Months Ended
	April 29, 2012	May 1, 2011
OPERATING ACTIVITIES
Net earnings	$258,268	$260,737
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	55,254	57,362
Amortization of intangibles	4,453	4,919
Equity in earnings of affiliates, net of dividends	(7,657)	(9,546)
Provision for deferred income taxes	(793)	(3,187)
Gain on property/equipment sales and plant facilities	(279)	(53)
Non-cash investment activities	(2,309)	(478)
Stock-based compensation expense	11,129	12,242
Excess tax benefit from stock-based compensation	(4,634)	(10,255)
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	21,762	25,147
Increase in inventories	(26,849)	(16,617)
(Increase) decrease in prepaid expenses and other current assets	(14,782)	45,924
Increase in pension and post-retirement benefits	8,569	12,579
Decrease in accounts payable and accrued expenses	(89,101)	(102,855)
NET CASH PROVIDED BY OPERATING ACTIVITIES	213,031	275,919

INVESTING ACTIVITIES
Net (purchase) sale of trading securities	-	5,000
Acquisitions of businesses/intangibles	(168)	(7,207)
Purchases of property/equipment	(58,217)	(35,892)
Proceeds from sales of property/equipment	1,803	2,171
Decrease in investments, equity in affiliates, and other assets	4,746	3,465
NET CASH USED IN INVESTING ACTIVITIES	(51,836)	(32,463)

FINANCING ACTIVITIES
Proceeds from long-term debt, net	-	247,657
Dividends paid on common stock	(73,186)	(61,925)
Share repurchase	(42,088)	(34,718)
Proceeds from exercise of stock options	10,028	43,764
Excess tax benefit from stock-based compensation	4,634	10,255
Distribution to noncontrolling interest	-	(3,000)
Other	-	(1,148)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(100,612)	200,885

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,066	1,518
INCREASE IN CASH AND CASH EQUIVALENTS	61,649	445,859
Cash and cash equivalents at beginning of year	463,130	467,845
CASH AND CASH EQUIVALENTS AT END OF QUARTER	$524,779	$913,704

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

Investments

The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans, which is included in other assets on the Consolidated Statements of Financial Position.  The securities held by the trust are classified as trading securities.  Therefore, unrealized gains and losses associated with these investments are included in the Company’s earnings.  Gains related to securities held by the trust were $1.4 million and $2.7 million for the second quarter and six months ended April 29, 2012, respectively, compared to gains of $1.4 million and $1.8 million for the second quarter and six months ended May 1, 2011.  The Company has transitioned the majority of this portfolio to more fixed return investments to reduce the exposure to volatility in equity markets.

The Company also holds securities as part of an investment portfolio, which are classified as short-term marketable securities on the Consolidated Statements of Financial Position.  These investments are also trading securities.  Therefore, unrealized gains and losses are included in the Company’s earnings.  The Company recorded a gain of $0.4 million and $0.7 million related to these investments during the second quarter and six months ended April 29, 2012, respectively, compared to a gain of $0.3 million and $0.4 million for the second quarter and six months ended May 1, 2011.

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

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) updated the guidance within Accounting Standards Codification (ASC) 220, Comprehensive Income.  The update eliminates the option for companies to report other comprehensive income and its related components in the Statement of Changes in Stockholders’ Equity.  Instead, companies have the option to present total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous Statement of Comprehensive Income or in two separate but consecutive statements.  The updated guidance is to be applied retrospectively, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2013, and adoption is not expected to have a material impact on the consolidated financial statements, as it relates to presentation only.

In May 2011, the FASB updated the guidance within ASC 820, Fair Value Measurements and Disclosures.  The update amends and clarifies current fair value measurement guidance, and requires additional disclosures.  The most significant disclosure requirement relates to quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy.  The updated guidance is effective for interim and annual periods beginning after December 15, 2011, and early adoption is not permitted.  Accordingly, the Company adopted the new provisions of this accounting standard in the second quarter of fiscal 2012, and adoption did not have a material impact on the consolidated financial statements.

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

A reconciliation of the number of options outstanding and exercisable (in thousands) as of April 29, 2012, and changes during the six months then ended, is as follows:

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at October 30, 2011	19,932	$ 17.89
Granted	2,642	29.42
Exercised	1,071	14.93
Forfeited	28	20.72
Outstanding at April 29, 2012	21,475	$ 19.45	5.8 years	$ 206,631
Exercisable at April 29, 2012	14,991	$ 17.26	4.6 years	$ 176,233

The weighted-average grant date fair value of stock options granted and the total intrinsic value of options exercised (in thousands) during the second quarter and first six months of fiscal years 2012 and 2011 are as follows:

	Three Months Ended		Six Months Ended
	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
Weighted-average grant date fair value of options granted	$5.37	$5.67	$5.64	$5.54
Intrinsic value of exercised options	$9,492	$20,648	$15,321	$39,187

The fair value of each option award is calculated on the date of grant using the Black-Scholes valuation model utilizing the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
Risk-Free Interest Rate	1.6%	3.2%	1.8%	3.0%
Dividend Yield	2.1%	2.0%	2.0%	2.0%
Stock Price Volatility	21.0%	21.0%	21.0%	21.0%
Expected Option Life	8 years	8 years	8 years	8 years

As part of the annual valuation process, the Company reassesses the appropriateness of the inputs used in the valuation models.  The Company establishes the risk-free interest rate using stripped U.S. Treasury yields as of the grant date where the remaining term is approximately the expected life of the option.  The dividend yield is set based on the dividend rate approved by the Company’s Board of Directors and the stock price on the grant date.  The expected volatility assumption is set based primarily on historical volatility.  As a reasonableness test, implied volatility from exchange traded options is also examined to validate the volatility range obtained from the historical analysis.  The expected option life assumption is set based on an analysis of past exercise behavior by option holders.  In performing the valuations for option grants, the Company has not stratified option holders as exercise behavior has historically been consistent across all employee and non-employee director groups.

The Company’s nonvested shares granted on or before September 26, 2010, vest after five years or upon retirement. Nonvested shares granted after September 26, 2010, vest after one year. A reconciliation of the nonvested shares (in thousands) as of April 29, 2012, and changes during the six months then ended, is as follows:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at October 30, 2011	215	$19.94
Granted	45	28.97
Vested	110	21.13
Forfeited	7	28.27
Nonvested at April 29, 2012	143	$21.48

The weighted-average grant date fair value of nonvested shares granted, the total fair value (in thousands) of nonvested shares granted, and the fair value (in thousands) of shares that have vested during the first six months of fiscal years 2012 and 2011 are as follows:

	Six Months Ended
	April 29, 2012	May 1, 2011
Weighted-average grant date fair value	$28.97	$24.84
Fair value of nonvested shares granted	$1,304	$1,118
Fair value of shares vested	$2,324	$335

Stock-based compensation expense, along with the related income tax benefit, for the second quarter and first six months of fiscal years 2012 and 2011 is presented in the table below.

	Three Months Ended		Six Months Ended
(in thousands)	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
Stock-based compensation expense recognized	$ 4,889	$ 4,002	$11,129	$ 12,242
Income tax benefit recognized	(1,854)	(1,520)	(4,220)	(4,650)
After-tax stock-based compensation expense	$ 3,035	$ 2,482	$6,909	$ 7,592

At April 29, 2012, there was $16.8 million of total unrecognized compensation expense from stock-based compensation arrangements granted under the plans.  This compensation is expected to be recognized over a weighted-average period of approximately 3.0 years.  During the second quarter and six months ended April 29, 2012, cash received from stock option exercises was $6.1 million and $10.0 million, respectively, compared to $19.8 million and $43.8 million for the second quarter and six months ended May 1, 2011.  The total tax benefit to be realized for tax deductions from these option exercises for the second quarter and six months ended April 29, 2012, was $3.6 million and $5.8 million, respectively, compared to $7.9 million and $14.9 million in the comparable periods in fiscal 2011.

Shares issued for option exercises and nonvested shares may be either authorized but unissued shares, or shares of treasury stock acquired in the open market or otherwise.

NOTE C                 GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the six months ended April 29, 2012, is presented in the table below.  There were no changes in the carrying amount during the second quarter of fiscal 2012.

(in thousands)	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	All Other	Total
Balance as of October 30, 2011	$123,316	$96,652	$203,214	$207,028	$674	$630,884
Goodwill acquired	--	(9)	--	--	--	(9)
Balance as of April 29, 2012	$123,316	$96,643	$203,214	$207,028	$674	$630,875

The gross carrying amount and accumulated amortization for definite-lived intangible assets are presented in the table below.

	April 29, 2012		October 30, 2011
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists/relationships	$22,148	$(13,505)	$22,378	$(12,556)
Proprietary software & technology	22,000	(16,071)	22,000	(14,822)
Formulas & recipes	17,854	(10,616)	18,354	(10,047)
Distribution network	4,120	(3,577)	4,120	(3,371)
Other intangibles	9,260	(6,085)	14,030	(10,105)
Total	$75,382	$(49,854)	$80,882	$(50,901)

Amortization expense was $2.1 million and $4.5 million for the second quarter and six months ended April 29, 2012, respectively, compared to $2.4 million and $4.9 million for the second quarter and six months ended May 1, 2011.

Estimated annual amortization expense (in thousands) for the five fiscal years after October 30, 2011, is as follows:

Fiscal Year	Estimated Amortization Expense
2012	$ 8,906
2013	7,699
2014	6,303
2015	3,192
2016	1,023

The carrying amounts for indefinite-lived intangible assets are presented in the table below.

(in thousands)	April 29, 2012	October 30, 2011
Brands/tradenames/trademarks	$94,081	$94,081
Other intangibles	7,984	7,984
Total	$102,065	$102,065

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

Investments in and receivables from affiliates consists of the following:

(in thousands)	Segment	% Owned	April 29, 2012	October 30, 2011
MegaMex Foods, LLC	Grocery Products	50%	$ 212,991	$ 205,523
Purefoods-Hormel Company	All Other	40%	66,441	65,140
San Miguel Purefoods (Vietnam) Co. Ltd.	All Other	49%	13,989	17,442
Other	Various	Various	8,264	7,593
Total			$ 301,685	$ 295,698

Equity in earnings of affiliates consists of the following:

		Three Months Ended		Six Months Ended
(in thousands)	Segment	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
MegaMex Foods, LLC	Grocery Products	$ 7,501	$ 6,762	$ 16,125	$11,688
Purefoods-Hormel Company	All Other	982	779	4,469	2,804
San Miguel Purefoods (Vietnam) Co. Ltd.	All Other	(901)	(800)	(2,368)	(1,011)
Other	Various	234	(69)	591	96
Total		$ 7,816	$ 6,672	$ 18,817	$13,577

MegaMex Foods, LLC

On October 26, 2009, the Company completed the formation of MegaMex Foods, LLC (MegaMex), a 50/50 joint venture formed by the Company and Herdez Del Fuerte, S.A. de C.V. to market Mexican foods in the United States.  On October 6, 2010, MegaMex acquired 100 percent of the stock of Don Miguel Foods Corp. (Don Miguel).  Don Miguel is a leading provider of branded frozen and fresh authentic Mexican appetizers, snacks, and hand-held items.  On August 22, 2011, MegaMex acquired 100 percent of Fresherized Foods, which produces Wholly Guacamole®, Wholly Salsa® and Wholly Queso® products.

The Company recognized a basis difference of $21.3 million associated with the formation of MegaMex, which is being amortized through equity in earnings of affiliates.

NOTE E                                                    EARNINGS PER SHARE DATA

The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(in thousands)	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011

Basic weighted-average shares outstanding	263,610	267,207	263,778	266,868

Dilutive potential common shares	5,451	5,640	5,556	5,425

Diluted weighted-average shares outstanding	269,061	272,847	269,334	272,293

For the second quarter and six months ended April 29, 2012, 2.6 million and 1.9 million weighted-average stock options, respectively, were not included in the computation of dilutive potential common shares since their inclusion would have had an antidilutive effect on earnings per share, compared to 0.8 million and 1.0 million for the second quarter and six months ended May 1, 2011.

NOTE F                                                    COMPREHENSIVE INCOME

Components of comprehensive income, net of taxes, are:

	Three Months Ended		Six Months Ended
(in thousands)	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011

Net earnings	$128,935	$110,702	$258,268	$260,737
Other comprehensive (loss) income:
Deferred (loss) gain on hedging	(3,046)	13,105	(7,557)	25,286
Reclassification adjustment into net earnings	(2,336)	(5,729)	(9,116)	(8,994)
Foreign currency translation	531	2,207	1,124	2,337
Pension and post-retirement benefits	2,688	3,151	3,569	8,301
Other comprehensive (loss) income	(2,163)	12,734	(11,980)	26,930
Total comprehensive income	126,772	123,436	246,288	287,667
Comprehensive income attributable to noncontrolling interest	1,078	1,162	2,052	2,451
Comprehensive income attributable to Hormel Foods Corporation	$125,694	$122,274	$244,236	$285,216

The components of accumulated other comprehensive loss, net of tax, are as follows:

(in thousands)	April 29, 2012	October 30, 2011

Foreign currency translation	$10,750	$9,692
Pension & other benefits	(198,614)	(202,183)
Deferred gain on hedging	335	17,008
Accumulated other comprehensive loss	$(187,529)	$(175,483)

NOTE G                                                  INVENTORIES

Principal components of inventories are:

(in thousands)	April 29, 2012	October 30, 2011

Finished products	$489,356	$463,491
Raw materials and work-in-process	244,725	251,324
Materials and supplies	178,591	171,008
Total	$912,672	$885,823

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

Cash Flow Hedges: The Company utilizes corn and soybean meal futures to offset the price fluctuation in the Company’s future direct grain purchases, and has entered into various swaps to hedge the purchases of grain and natural gas at certain plant locations. The financial instruments are designated and accounted for as cash flow hedges, and the Company measures the effectiveness of the hedges on a regular basis. Effective gains or losses related to these cash flow hedges are reported in accumulated other comprehensive loss (AOCL) and reclassified into earnings, through cost of products sold, in the period or periods in which the hedged transactions affect earnings. Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold. The Company typically does not hedge its grain or natural gas exposure beyond the next two upcoming fiscal years. As of April 29, 2012, and October 30, 2011, the Company had the following outstanding commodity futures contracts and swaps that were entered into to hedge forecasted purchases:

Volume
Commodity	April 29, 2012	October 30, 2011
Corn	14.8 million bushels	20.8 million bushels
Natural gas	0.2 million MMBTU’s	0.5 million MMBTU’s

As of April 29, 2012, the Company has included in AOCL, hedging gains of $0.5 million (before tax) relating to these positions, compared to gains of $27.3 million (before tax) as of October 30, 2011.  The Company expects to recognize the majority of these gains over the next 12 months.  The balance as of April 29, 2012, includes gains of $2.6 million related to the Company’s soybean meal futures contracts.  These contracts were de-designated as cash flow hedges effective January 30, 2011, as they were no longer highly effective.  These gains will remain in AOCL until the hedged transactions occur or it is probable the hedged transactions will not occur.  Gains or losses related to these contracts after the date of de-designation have been recognized in earnings as incurred.

Fair Value Hedges: The Company utilizes futures to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers. The intent of the program is to make the forward priced commodities cost nearly the same as cash market purchases at the date of delivery. The futures contracts are designated and accounted for as fair value hedges, and the Company measures the effectiveness of the hedges on a regular basis. Changes in the fair value of the futures contracts, along with the gain or loss on the hedged purchase commitment, are marked-to-market through earnings and are recorded on the Consolidated Statements of Financial Position as a current asset and liability, respectively. Effective gains or losses related to these fair value hedges are recognized through cost of products sold in the period or periods in which the hedged transactions affect earnings. Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold. As of April 29, 2012, and October 30, 2011, the Company had the following outstanding commodity futures contracts designated as fair value hedges:

Volume
Commodity	April 29, 2012	October 30, 2011
Corn	9.2 million bushels	12.4 million bushels
Lean hogs	0.8 million cwt	1.3 million cwt

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

As of April 29, 2012, and October 30, 2011, the Company had the following outstanding commodity futures contracts related to other programs:

Volume
Commodity	April 29, 2012	October 30, 2011
Soybean meal	-	4,300 tons

Fair Values: The fair values of the Company’s derivative instruments (in thousands) as of April 29, 2012, and October 30, 2011, were as follows:

Fair Value (1)
	Location on Consolidated Statements of Financial Position	April 29, 2012	October 30, 2011
Asset Derivatives:
Derivatives Designated as Hedges:
Commodity contracts	Other current assets	$ 15,959	$ 58,753

Derivatives Not Designated as Hedges:
Commodity contracts	Other current assets	49	121

Total Asset Derivatives		$ 16,008	$ 58,874

Liability Derivatives:
Derivatives Designated as Hedges:
Commodity contracts	Accounts payable	$ 523	$ 351

Total Liability Derivatives		$ 523	$ 351

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

Derivative Gains and Losses:  Gains or losses (before tax, in thousands) related to the Company’s derivative instruments for the second quarter ended April 29, 2012, and May 1, 2011, were as follows:

	Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss (AOCL) (Effective Portion) (1)		Location on Consolidated	Gain/(Loss) Reclassified from AOCL into Earnings (Effective Portion) (1)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (3)
	Three Months Ended			Three Months Ended		Three Months Ended
Cash Flow Hedges:	April 29, 2012	May 1, 2011	Statements of Operations	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
Commodity contracts	$ (4,843)	$ 21,073	Cost of products sold	$3,751	$9,210	$0	$(2,247)

			Location on Consolidated	Gain/(Loss) Recognized in Earnings (Effective Portion) (4)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (5)
				Three Months Ended		Three Months Ended
Fair Value Hedges:			Statements of Operations	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011

Commodity contracts			Cost of products sold	$2,695	$(9,121)	$135	$(297)

			Location on Consolidated	Gain/(Loss) Recognized in Earnings
				Three Months Ended
Derivatives Not Designated as Hedges:			Statements of Operations	April 29, 2012	May 1, 2011

Commodity contracts			Cost of products sold	$86	$(2,363)

Foreign exchange contracts			Net sales	$0	$(191)

Derivative Gains and Losses:  Gains or losses (before tax, in thousands) related to the Company’s derivative instruments for the six months ended April 29, 2012, and May 1, 2011, were as follows:

	Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss (AOCL) (Effective Portion) (1)		Location on	Gain/(Loss) Reclassified from AOCL into Earnings (Effective Portion) (1)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (3)

	Six Months Ended		Consolidated	Six Months Ended		Six Months Ended
Cash Flow Hedges:	April 29, 2012	May 1, 2011	Statements of Operations	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
Commodity contracts	$ (12,085)	$ 40,663	Cost of products sold	$14,641	$14,457	$0	$(5,328)

			Location on	Gain/(Loss) Recognized in Earnings (Effective Portion) (4)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (5)

			Consolidated	Six Months Ended		Six Months Ended
Fair Value Hedges:			Statements of Operations	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011

Commodity contracts			Cost of products sold	$5,349	$(11,664)	$46	$(419)

			Location on	Gain/(Loss) Recognized in Earnings

			Consolidated	Six Months Ended
Derivatives Not Designated as Hedges:			Statements of Operations	April 29, 2012	May 1, 2011

Commodity contracts			Cost of products sold	$46	$(1,947)

Foreign exchange contracts			Net sales	$0	$(191)

(1)	Amounts represent gains or losses in AOCL before tax. See Note F — Comprehensive Income for the after tax impact of these gains or losses on net earnings.
(2)	There were no gains or losses excluded from the assessment of hedge effectiveness during the second quarter or first six months of fiscal years 2012 and 2011.
(3)

There were no gains or losses resulting from the discontinuance of cash flow hedges during the second quarter or first six months of fiscal years 2012 and 2011. However, effective January 30, 2011, the Company de-designated and discontinued hedge accounting for its soybean meal futures contracts. At the date of de-designation of these hedges, gains of $17.7 million (before tax) were deferred in AOCL, with $2.6 million (before tax) remaining as of April 29, 2012. These gains will remain in AOCL until the hedged transactions occur or it is probable the hedged transactions will not occur. Gains or losses related to these contracts after the date of de-designation have been recognized in earnings as incurred.

(4)

Amounts represent losses on commodity contracts designated as fair value hedges that were closed during the second quarter or first six months of fiscal years 2012 and 2011, which were offset by a corresponding gain on the underlying hedged purchase commitment. Additional gains or losses related to changes in the fair value of open commodity contracts, along with the offsetting gain or loss on the hedged purchase commitment, are also marked-to-market through earnings with no impact on a net basis.

(5)	There were no gains or losses recognized as a result of a hedged firm commitment no longer qualifying as a fair value hedge during the second quarter or first six months of fiscal years 2012 and 2011.

NOTE I                                                       FAIR VALUE MEASUREMENTS

Pursuant to the provisions of ASC 820, Fair Value Measurements and Disclosures (ASC 820), the Company measures certain assets and liabilities at fair value or discloses the fair value of certain assets and liabilities recorded at cost in the consolidated financial statements.  Fair value is calculated as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  ASC 820 establishes a fair value hierarchy which requires assets and liabilities measured at fair value to be categorized into one of three levels based on the inputs used in the valuation.  Assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement.  The three levels are defined as follows:

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of April 29, 2012, and October 30, 2011, and their level within the fair value hierarchy, are presented in the tables below.

	Fair Value Measurements at April 29, 2012
(in thousands)	Fair Value at April 29, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Cash equivalents (1)	$342,440	$342,440	$-	$-
Short-term marketable securities (2)	76,811	1,924	74,887	-
Other trading securities (3)	108,017	35,906	72,111	-
Commodity derivatives (4)	6,290	6,290	-	-
Total Assets at Fair Value	$533,558	$386,560	$146,998	$-

Liabilities at Fair Value:
Commodity derivatives (4)	$523	$-	$523	$-
Deferred compensation (3)	45,139	16,243	28,896	-
Total Liabilities at Fair Value	$45,662	$16,243	$29,419	$-

	Fair Value Measurements at October 30, 2011
(in thousands)	Fair Value at October 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Cash equivalents (1)	$341,447	$341,447	$-	$-
Short-term marketable securities (2)	76,077	358	75,719	-
Other trading securities (3)	105,367	34,588	70,779	-
Commodity derivatives (4)	7,174	7,174	-	-
Total Assets at Fair Value	$530,065	$383,567	$146,498	$-

Liabilities at Fair Value:
Commodity derivatives (4)	$351	$-	$351	$-
Deferred compensation (3)	44,956	15,379	29,577	-
Total Liabilities at Fair Value	$45,307	$15,379	$29,928	$-

The following methods and assumptions were used to estimate the fair value of the financial assets and liabilities above:

(1)                                  The Company’s cash equivalents consist of money market funds rated AAA.  As these investments have a maturity date of three months or less, the carrying value approximates fair value.

(2)                                  The Company holds trading securities as part of a portfolio maintained to generate investment income and to provide cash for operations of the Company, if necessary.  The portfolio is managed by a third party who is responsible for daily trading activities, and all assets within the portfolio are highly liquid.  The cash, U.S. government securities, and highly rated money market funds held by the portfolio are classified as Level 1.  The current investment portfolio also includes corporate bonds, international government securities, commercial paper, agency securities, mortgage-backed securities, and other asset-backed securities for which there is an active, quoted market.  Market prices are obtained from a variety of industry standard providers, large financial institutions, and other third-party sources to calculate a representative daily market value, and therefore, these securities are classified as Level 2.

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

(4)                                  The Company’s commodity derivatives represent futures contracts, option contracts, and swaps used in its hedging or other programs to offset price fluctuations associated with purchases of corn, soybean meal, and natural gas, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The Company’s futures and options contracts for corn and soybean meal are traded on the Chicago Board of Trade, while futures contracts for lean hogs are traded on the Chicago Mercantile Exchange.  These are active markets with quoted prices available and therefore these contracts are classified as Level 1.  The Company’s natural gas swaps are settled based on quoted prices from the New York Mercantile Exchange.  As the swaps settle based on quoted market prices, but are not held directly with the exchange, the swaps are classified as Level 2.  All derivatives are reviewed for potential credit risk and risk of nonperformance.  The Company nets the derivative assets and liabilities for each of its hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract.  The net balance for each program is included in other current assets or accounts payable, as appropriate, in the Consolidated Statements of Financial Position.  As of April 29, 2012, the Company has recognized the right to reclaim cash collateral of $1.2 million from, and the obligation to return cash collateral of $10.9 million to, various counterparties.  As of October 30, 2011, the Company had recognized the right to reclaim cash collateral of $20.1 million from, and the obligation to return cash collateral of $71.8 million to, various counterparties.

The Company’s financial assets and liabilities also include cash, accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value.  The Company does not carry its long-term debt at fair value in its Consolidated Statements of Financial Position.  Based on borrowing rates available to the Company for long-term financing with similar terms and average maturities, the fair value of long-term debt, utilizing discounted cash flows (Level 2), was $277.3 million as of April 29, 2012, and $266.9 million as of October 30, 2011.

In accordance with the provisions of ASC 820, the Company also measures certain nonfinancial assets and liabilities at fair value that are recognized or disclosed on a nonrecurring basis (e.g. goodwill, intangible assets, and property, plant and equipment).  During the six months ended April 29, 2012, and May 1, 2011, there were no material remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

NOTE J                                                    PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic benefit cost for pension and other post-retirement benefit plans consists of the following:

	Pension Benefits
	Three Months Ended		Six Months Ended
(in thousands)	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
Service cost	$5,856	$6,051	$11,712	$12,103
Interest cost	12,284	12,571	24,568	25,141
Expected return on plan assets	(17,128)	(15,748)	(34,255)	(31,495)
Amortization of prior service cost	(1,270)	(151)	(2,540)	(303)
Recognized actuarial loss	5,033	4,158	10,065	8,316
Net periodic cost	$4,775	$6,881	$9,550	$13,762

	Post-retirement Benefits
	Three Months Ended		Six Months Ended
(in thousands)	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
Service cost	$556	$543	$1,112	$1,085
Interest cost	4,437	4,683	8,875	9,366
Amortization of prior service cost	883	1,074	1,796	2,193
Recognized actuarial (gain) loss	(1)	(1)	(2)	(2)
Net periodic cost	$5,875	$6,299	$11,781	$12,642

NOTE K                                                  INCOME TAXES

The amount of unrecognized tax benefits, including interest and penalties, at April 29, 2012, recorded in other long-term liabilities was $28.3 million, of which $18.5 million would impact the Company’s effective tax rate if recognized.  The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense, with $0.2 million and $0.3 million included in expense in the second quarter and first six months, respectively, of fiscal 2012.  The amount of accrued interest and penalties at April 29, 2012, associated with unrecognized tax benefits was $6.6 million.

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

	Three Months Ended		Six Months Ended
(in thousands)	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
Sales to Unaffiliated Customers
Grocery Products	$263,993	$260,273	$533,472	$537,172
Refrigerated Foods	1,031,975	1,040,624	2,115,500	2,051,326
Jennie-O Turkey Store	391,053	365,953	768,424	730,470
Specialty Foods	228,947	205,001	446,971	396,346
All Other	96,891	87,190	187,931	165,285
Total	$2,012,859	$1,959,041	$4,052,298	$3,880,599

Intersegment Sales
Grocery Products	$-	$-	$-	$-
Refrigerated Foods	3,131	3,198	5,544	5,452
Jennie-O Turkey Store	32,585	33,885	62,720	61,143
Specialty Foods	26	40	67	82
All Other	-	-	-	-
Total	$35,742	$37,123	$68,331	$66,677
Intersegment elimination	(35,742)	(37,123)	(68,331)	(66,677)
Total	$-	$-	$-	$-

Net Sales
Grocery Products	$263,993	$260,273	$533,472	$537,172
Refrigerated Foods	1,035,106	1,043,822	2,121,044	2,056,778
Jennie-O Turkey Store	423,638	399,838	831,144	791,613
Specialty Foods	228,973	205,041	447,038	396,428
All Other	96,891	87,190	187,931	165,285
Intersegment elimination	(35,742)	(37,123)	(68,331)	(66,677)
Total	$2,012,859	$1,959,041	$4,052,298	$3,880,599

Segment Operating Profit
Grocery Products	$42,858	$39,048	$86,951	$87,610
Refrigerated Foods	53,009	70,250	106,758	166,384
Jennie-O Turkey Store	70,198	46,703	146,960	120,528
Specialty Foods	20,859	19,164	37,506	36,442
All Other	12,855	8,444	25,326	18,437
Total segment operating profit	$199,779	$183,609	$403,501	$429,401

Net interest and investment expense (income)	945	5,215	2,569	11,353
General corporate expense	6,088	11,969	14,815	23,221
Noncontrolling interest	1,048	1,123	1,986	2,332

Earnings before income taxes	$193,794	$167,548	$388,103	$397,159

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

For the second quarter of fiscal 2012, the Company reported record net earnings per diluted share of $0.48, an increase of 20.0 percent compared to $0.40 per diluted share in the second quarter of fiscal 2011.  Significant factors impacting the second quarter of fiscal 2012 were:

•                  Jennie-O Turkey Store reported another excellent quarter, driven by strong value-added sales and operational efficiencies.

•                  Refrigerated Foods experienced a substantial decline in segment profit, reflecting continued unfavorable pork operating margins.

•                  Robust export sales of fresh pork and the SPAM family of products generated notable profit gains for the All Other segment.

•                  Grocery Products segment profit increased as a result of improved sales and lower pork and beef input costs.

•                  Profitability improved for  Specialty Foods as pricing actions taken earlier in the year offset higher raw material costs.

Consolidated Results

Net earnings attributable to the Company for the second quarter of fiscal 2012 increased 16.7 percent to $127.9 million compared to $109.6 million net earnings attributable to the Company in the same quarter of fiscal 2011.  Diluted earnings per share for the second quarter increased 20.0 percent to $0.48 from $0.40 diluted earnings per share last year.  Net earnings attributable to the Company for the first six months of fiscal 2012 decreased 0.8 percent to $256.3 million compared to $258.4 million net earnings attributable to the Company in fiscal 2011.  Diluted earnings per share for the same period were $0.95 in fiscal 2012, even with the prior year.

Net sales for the second quarter of fiscal 2012 increased 2.7 percent to $2.01 billion, versus $1.96 billion in the second quarter of fiscal 2011.  Tonnage decreased 2.1 percent to 1.20 billion lbs. for the second quarter compared to 1.22 billion lbs. in the same quarter of last year.  Net sales for the first six months of fiscal 2012 increased 4.4 percent to $4.05 billion from $3.88 billion in the first six months of fiscal 2011.  Tonnage for the first six months of fiscal 2012 decreased 2.1 percent to 2.41 billion lbs. compared to 2.46 billion lbs. in 2011.  Four of the five reporting segments of the Company generated top line growth during the second quarter.  Value-added sales for Jennie-O Turkey Store and Specialty Foods were particularly strong compared to the prior year, and the retail and foodservice business units within Refrigerated Foods also reported gains for the quarter.  Despite some ongoing softness in center-of-the-store sales, the Grocery Products segment also generated an overall increase through growth in sales of SPAM and the MegaMex portfolio of Mexican foods.  Export sales by the Company’s International business have continued to be robust in fiscal 2012, which also contributed to the improved top-line results.  Tonnage reductions for the first half primarily reflect reduced commodity meat sales in both the Refrigerated Foods and Jennie-O Turkey Store segments in fiscal 2012, as well as the ongoing impact of pricing advances taken across the Company in recent quarters.

Gross profit for the second quarter and first six months of fiscal 2012 was $335.6 million and $673.0 million, respectively, compared to $326.2 million and $700.2 million for the same periods last year.  Gross profit as a percentage of net sales for the second quarter remained flat at 16.7 percent compared to the prior year, and decreased to 16.6 percent for the first six months of fiscal 2012 from 18.0 percent for the comparable six months of fiscal 2011.  The spread between hog costs and primal values has remained well below prior year levels throughout the first six months of the year, resulting in substantial declines in pork operating margins compared to fiscal 2011.  Improved margins for Jennie-O Turkey Store and the Company’s international export business were able to offset these declines for the second quarter, but have been unable to fully compensate for the sizable year-over-year margin declines that have been incurred in the first half of fiscal 2012.  Additionally, shipping and handling expenses to date in fiscal 2012 have increased across all segments of the Company.  The Company’s value-added businesses within the Grocery Products and Refrigerated Foods segments did generate some margin improvement during the second quarter as a result of lower pork and beef raw material costs.

Entering the second half of the fiscal year, the Company anticipates that pork operating margins will gradually improve yet remain below prior year levels.  Declines in commodity turkey values and higher grain input costs may also temper the margin gains that Jennie-O Turkey Store has experienced in recent quarters.  The international export environment is expected to remain positive, which should continue to benefit margins throughout the remainder of the fiscal year.  The Company will also continue to focus on expanding value-added sales and leveraging operational efficiencies to enhance margins, and believes comparative results will be positive in the latter half of the year.

Selling, general and administrative expenses for the second quarter and first six months of fiscal 2012 were $148.7 million and $301.2 million, respectively, compared to $160.1 million and $305.3 million for the same periods last year.  Selling, general and administrative expenses as a percentage of net sales decreased to 7.4 percent for both the second quarter and first six months of fiscal 2012, compared to 8.2 percent and 7.9 percent for the second quarter and first six months, respectively, in fiscal 2011.  Pension and insurance related expenses decreased significantly for both the second quarter and six months compared to the prior year, offsetting increases in brokerage and research and development expenses.  Advertising expenses have also decreased during the first half of fiscal 2012.  However, media support for the Company’s key Hormel branded items is ongoing, and new campaigns to support the Company’s SPAM and Jennie-O Turkey Store brands will gain momentum in the latter half of the year.  The Company expects selling, general and administrative expenses to be approximately 7.5 percent of net sales for the full year in fiscal 2012.

Equity in earnings of affiliates was $7.8 million and $18.8 million for the second quarter and first six months of fiscal 2012, respectively, compared to $6.7 million and $13.6 million last year.  Strong results from the Company’s 50 percent owned MegaMex joint venture have been a primary driver of the increase for both the second quarter and first six months compared to the prior year.  The Company’s 40 percent owned Philippine joint venture, Purefoods-Hormel Company, also reported improved results for the first six months of fiscal 2012, which have offset declines for the Company’s other international joint ventures.

The effective tax rate for both the second quarter and first six months of fiscal 2012 was 33.5 percent, respectively, compared to 33.9 and 34.3 percent for the comparable quarter and six months of fiscal 2011.  The lower rate for the first six months of fiscal 2012 is primarily due to net favorable discrete items in the first quarter related to state and federal audit settlements for prior periods.  The Company expects a full-year effective tax rate between 33.5 and 34.5 percent for fiscal 2012.

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

	Three Months Ended			Six Months Ended
(in thousands)	April 29, 2012	May 1, 2011	% Change	April 29, 2012	May 1, 2011	% Change
Net Sales
Grocery Products	$263,993	$260,273	1.4	$533,472	$537,172	(0.7)
Refrigerated Foods	1,031,975	1,040,624	(0.8)	2,115,500	2,051,326	3.1
Jennie-O Turkey Store	391,053	365,953	6.9	768,424	730,470	5.2
Specialty Foods	228,947	205,001	11.7	446,971	396,346	12.8
All Other	96,891	87,190	11.1	187,931	165,285	13.7
Total	$2,012,859	$1,959,041	2.7	$4,052,298	$3,880,599	4.4

Segment Operating Profit
Grocery Products	$42,858	$39,048	9.8	$86,951	$87,610	(0.8)
Refrigerated Foods	53,009	70,250	(24.5)	106,758	166,384	(35.8)
Jennie-O Turkey Store	70,198	46,703	50.3	146,960	120,528	21.9
Specialty Foods	20,859	19,164	8.8	37,506	36,442	2.9
All Other	12,855	8,444	52.2	25,326	18,437	37.4

Total segment operating profit	$199,779	$183,609	8.8	$403,501	$429,401	(6.0)
Net interest and investment expense (income)	945	5,215	(81.9)	2,569	11,353	(77.4)
General corporate expense	6,088	11,969	(49.1)	14,815	23,221	(36.2)
Noncontrolling interest	1,048	1,123	(6.7)	1,986	2,332	(14.8)

Earnings before income taxes	$193,794	$167,548	15.7	$388,103	$397,159	(2.3)

Grocery Products

The Grocery Products segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market.  This segment also includes the results from the Company’s MegaMex joint venture.

Grocery Products net sales increased 1.4 percent and decreased 0.7 percent for the second quarter and first six months of fiscal 2012, respectively, compared to the same fiscal 2011 periods.  Tonnage decreased 2.9 percent for the second quarter and 4.6 percent for the first six months of fiscal 2012 compared to the prior year.  This segment again experienced some softness in center-of-the-store sales during the second quarter, but did see some improvement compared to the first quarter.  Gains were reported for the SPAM family of products during the quarter, aided by an advertising campaign featuring a new animated character, Sir Can-A-Lot.  Additional advertising support will accompany the 75th anniversary of SPAM this year, and the product line is still enjoying growth both in the U.S. and abroad.  Offsetting these gains were reduced sales of Dinty Moore stew and Hormel bacon toppings.  Hormel Compleats microwave meals also experienced declines during the second quarter, as did the entire microwave meals category.  New product packaging and several new product varieties for this line should be fully reflected in retail stores beginning this summer.  Additional advertising support of the Hormel brand should also enhance top-line results for this product line in the latter half of the year.

Sales results for the MegaMex joint venture continued to grow throughout the second quarter of fiscal 2012.  Beginning in the third quarter, the Company’s retail sales force will be assuming responsibility for sales of the portfolio of products offered by Don Miguel Foods Corp. (additional product lines within the MegaMex joint venture).  These sales will then be reported in the Grocery Products segment, and will enhance top-line comparative results in the latter half of the fiscal year.  Sales related to this integrated product line for the second half are estimated to be $80 to $90 million.

Segment profit for Grocery Products increased 9.8 percent for the second quarter and decreased 0.8 percent for the first six months of fiscal 2012, compared to the second quarter and first six months of fiscal 2011.  Profit results for the quarter benefitted from lower pork and beef input costs, which offset volume declines across several core product lines.  Improved equity in earnings results from the MegaMex joint venture also contributed to the improved profitability.  Looking forward, the Company expects input costs to normalize to historical levels in the latter half of the year.  Additionally, this segment remains focused on new product efforts and ongoing advertising support for its core Hormel and SPAM brands, which should contribute to improved profit results as the year progresses.

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

Net sales for the Refrigerated Foods segment decreased 0.8 percent and increased 3.1 percent for the second quarter and first six months of fiscal 2012, respectively, compared to the same periods of fiscal 2011.  Tonnage decreased 3.8 percent and 2.0 percent for the second quarter and first six months compared to the prior year.  Declines for the second quarter primarily reflect lower sales of commodity pork items, as harvest levels were reduced in order to limit the Company’s exposure to unfavorable pork operating margins.  However, top-line gains were reported across several key value-added product categories.

Within the Meat Products retail business, notable sales gains were reported in the second quarter for Hormel Natural Choice deli meats, Hormel party trays, Hormel pepperoni, and DiLusso deli products.  Foodservice sales were also strong for the quarter, particularly for Natural Choice deli meats, Café H ethnic meats, and Hormel premium bacon.  Advertising campaigns supporting the Hormel brand have benefitted top-line results across the segment to date, and that growth is expected to continue throughout fiscal 2012.

Segment profit for Refrigerated Foods decreased 24.5 percent and 35.8 percent for the second quarter and first six months of fiscal 2012, respectively, compared to the prior year.  Pork operating margins have been unfavorable since late in the first quarter and have remained significantly below prior year levels throughout the first six months of the year, resulting in substantial losses compared to fiscal 2011.  Some benefit was realized in the second quarter due to lower pork raw material costs and improved value-added sales, but these gains were not enough to offset the losses incurred in operations.

Entering the second half of the year, the Company expects comparative sales and profit results for Refrigerated Foods to gradually improve.  Pork operating margins are expected to remain below prior year and historical levels, while the Company’s value-added business should benefit from improvement in raw material costs.  Ongoing brand campaigns should further enhance retail value-added sales within this segment in the second half of the year, and the foodservice business anticipates additional growth as the industry experiences gradual improvement.

Jennie-O Turkey Store

The Jennie-O Turkey Store (JOTS) segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for retail, foodservice, and fresh product customers.

JOTS net sales increased 6.9 percent and 5.2 percent for the second quarter and the first six months of fiscal 2012, respectively, versus the comparable periods of fiscal 2011.  Tonnage decreased 2.5 percent for the second quarter and 4.8 percent for the first six months of fiscal 2012, compared to fiscal 2011 results.  The top-line gains reflect improved value-added sales, with Jennie-O Turkey Store retail tray pack items and turkey burgers showing particular strength to date in fiscal 2012.  This segment continues to benefit from the “Make the Switch” marketing campaign that ran in the latter half of fiscal 2011.  Reduced commodity meat sales, softer deli sales, and a shift in the timing of holiday sales of whole birds to later in the fiscal year, offset a portion of the retail value-added sales growth and contributed to the tonnage declines for both the second quarter and six months compared to fiscal 2011.

JOTS has continued to generate excellent profit results to date in fiscal 2012, with segment profit up 50.3 percent for the second quarter and 21.9 percent for the first six months of fiscal 2012 compared to the prior year.   The increased value-added business noted above was a key driver of the increased profitability, reflecting the continued benefit of successful marketing campaigns and pricing initiatives.  Higher whole bird pricing and the favorable impact of ongoing efficiency gains across the business also contributed to the strong results, offsetting declines in commodity meat margins resulting from lower volumes and reduced pricing in the current year.  Higher, more volatile grain markets experienced throughout the second quarter were partially mitigated by the Company’s hedging programs, but are expected to remain a challenge entering the third quarter.

Entering the second half of fiscal 2012, declines in commodity turkey values and higher grain input costs may slow the gains for this segment.  The Company expects that the strength of its value-added sales, favorable whole bird pricing, and the continued benefit from operational efficiencies will be able to offset the impact of these items in the latter half of the year, but year-over-year growth is not likely to be as robust as it has been in recent quarters.

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

Specialty Foods net sales increased 11.7 percent for the second quarter and 12.8 percent for the first six months of fiscal 2012, compared to the same periods of fiscal 2011.  Tonnage increased 1.6 percent for the second quarter and 1.5 percent for the first six months of fiscal 2012 compared to the prior year.  Strong sales of bulk and nutritional products at CFI were a key driver of the increase, reflecting successful efforts to diversify the customer base.  Tonnage gains remained more modest, reflecting product mix changes and the impact of pricing initiatives.  Sales of private label canned meats and ingredients also increased for HSP for the second quarter compared to the prior year, while DCB sales declined due to lower sales of sugar substitutes and other core products.

Specialty Foods segment profit increased 8.8 percent for the second quarter and 2.9 percent for the first six months of fiscal 2012, compared to fiscal 2011 results.  Pricing actions taken in prior quarters in response to higher input costs began to positively impact results during the second quarter.  Some improvement in pork raw material costs was also experienced late in the quarter and should continue to enhance margins entering the second half of the year.  Improvements in product mix and the customer base have also contributed to the profit growth in the current year compared to fiscal 2011.

Looking forward, the Company expects Specialty Foods to continue its positive momentum.  Efforts are ongoing to secure new business and leverage operational efficiencies across the business, which should continue to drive segment profit growth in the latter half of fiscal 2012.

All Other

The All Other segment includes the Hormel Foods International (HFI) operating segment, which manufactures, markets, and sells Company products internationally.  This segment also includes the results from the Company’s international joint ventures and miscellaneous corporate sales.

All Other net sales increased 11.1 percent and 13.7 percent for the second quarter and first six months of fiscal 2012, respectively, as compared to fiscal 2011.  Strong export sales of fresh pork and the SPAM family of products through HFI were the principal drivers of the top-line results for both the second quarter and six months compared to the prior year.  Segment profit also increased significantly, up 52.2 percent for the second quarter and 37.4 percent for the first six months of fiscal 2012, respectively, compared to fiscal 2011 results.  Strong volumes and lower pork raw material costs generated year-over-year profit gains during the second quarter.  Results for both the Company’s China operations and its Philippine joint venture, Purefoods-Hormel Company, also improved during the second quarter and contributed to the increased profit results.

The Company expects HFI to continue to provide strong earnings growth in upcoming quarters, as pork exports are expected to remain robust during the remainder of the fiscal year.  Ongoing branding and marketing efforts are also providing a benefit and should enhance profits for this segment going forward.

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

Net interest and investment expense (income) for the second quarter and first six months of fiscal 2012 was a net expense of $0.9 million and $2.6 million, respectively, compared to a net expense of $5.2 million and $11.4 million for the second quarter and first six months of fiscal 2011.  The decrease for both the second quarter and six months primarily reflects lower interest expense, resulting from reduced debt levels and interest rates compared to fiscal 2011.  Interest expense of $6.5 million for the first six months of fiscal 2012 decreased from $13.8 million in the prior year, and the Company anticipates that interest expense will approximate $12.0 to $14.0 million for the full year in fiscal 2012.  For the first six months, improved returns on the Company’s rabbi trust for supplemental executive retirement plans and deferred income plans also contributed to the overall expense decrease compared to the prior year.

General corporate expense for the second quarter and first six months of fiscal 2012 was $6.1 million and $14.8 million, respectively, compared to $12.0 million and $23.2 million for the comparable periods of fiscal 2011.  Lower pension and insurance expenses contributed to the decrease for both the quarter and six months in fiscal 2012 compared to the prior year.  Higher compensation related expenses were also incurred in the first half of fiscal 2011, partially due to the prior year vesting of options under the Universal Stock Option award granted to all employees in 2007.

Net earnings attributable to the Company’s noncontrolling interests were $1.0 million and $2.0 million for the second quarter and first six months of fiscal 2012, respectively, compared to $1.1 million and $2.3 million for the comparable periods of fiscal 2011.  The decreases to date in fiscal 2012 primarily reflect lower results for the Company’s Precept Foods business.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions that was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $524.8 million at the end of the second quarter of fiscal year 2012 compared to $913.7 million at the end of the comparable fiscal 2011 period.

Cash provided by operating activities was $213.0 million in the first six months of fiscal 2012 compared to $275.9 million in the same period of fiscal 2011.  The combination of lower earnings and higher working capital balances has generated the decrease for fiscal 2012 compared to the prior year.

Cash used in investing activities increased to $51.8 million in the first six months of fiscal 2012 from $32.5 million in the comparable period of fiscal 2011.  Capital expenditures in the first six months of fiscal 2012 have increased to $58.2 million from $35.9 million in the comparable six months of fiscal 2011.  The Company currently estimates its fiscal 2012 capital expenditures will be approximately $120.0 to $130.0 million.

Cash used in financing activities was $100.6 million in the first six months of fiscal 2012 compared to cash provided by financing activities of $200.9 million in the same period of fiscal 2011.  The significant decrease in cash flows was driven by the Company’s issuance of $250.0 million of 4.125% Notes due in 2021 that occurred in the second quarter of fiscal 2011.  Additionally, proceeds generated from the Company’s stock option plan exercises decreased $33.7 million in fiscal 2012, primarily due to the prior year vesting of options under the Universal Stock Option award granted to all employees in 2007.  The Company also used $42.1 million for common stock repurchases in the first six months of fiscal 2012, compared to $34.7 million in the same period of the prior year.  For additional information pertaining to the Company’s share repurchase plans or programs, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Cash dividends paid to the Company’s shareholders also continue to be an ongoing financing activity for the Company.  Dividends paid in the first six months of 2012 were $73.2 million compared to $61.9 million in the comparable period of fiscal 2011.  For fiscal 2012, the annual dividend rate was increased to $0.60 per share, representing the 46th consecutive annual dividend increase.  The Company has paid dividends for 335 consecutive quarters and expects to continue doing so.

The Company is required, by certain covenants in its debt agreements, to maintain specified levels of financial ratios and financial position.  At the end of the second quarter of fiscal 2012, the Company was in compliance with all of these debt covenants.

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

Contractual Obligations and Commercial Commitments

The Company records income taxes in accordance with the provisions of ASC 740, Income Taxes.  The Company is unable to determine its contractual obligations by year related to this pronouncement, as the ultimate amount or timing of settlement of its reserves for income taxes cannot be reasonably estimated.  The total liability for unrecognized tax benefits, including interest and penalties, at April 29, 2012, was $28.3 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Hog Markets:  The Company’s earnings are affected by fluctuations in the live hog market.  To minimize the impact on earnings, and to ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 10 years.  Purchased hogs under contract accounted for 98 percent and 95 percent of the total hogs purchased by the Company during the first six months of fiscal 2012 and 2011, respectively.  The majority of these contracts use market-based formulas based on hog futures, hog primal values, or industry reported hog markets.  Under normal, long-term market conditions, changes in the cash hog market are offset by proportional changes in primal values.  Therefore, a hypothetical 10 percent change in the cash hog market would have had an immaterial effect on the Company’s results of operations.

Certain procurement contracts allow for future hog deliveries (firm commitments) to be forward priced.  The Company generally hedges these firm commitments by using hog futures contracts.  These futures contracts are designated and accounted for as fair value hedges.  The change in the market value of such futures contracts is highly effective at offsetting changes in price movements of the hedged item, and the Company evaluates the effectiveness of the contracts on a regular basis.  Changes in the fair value of the futures contracts, along with the gain or loss on the firm commitment, are marked-to-market through earnings and are recorded on the Consolidated Statements of Financial Position as a current asset and liability, respectively.  The fair value of the Company’s open futures contracts as of April 29, 2012, was $6.9 million compared to $(3.1) million as of October 30, 2011.

The Company measures its market risk exposure on its hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in market prices.  A 10 percent increase in market prices would have negatively impacted the fair value of the Company’s April 29, 2012, open contracts by $6.9 million, which in turn would lower the Company’s future cost of purchased hogs by a similar amount.

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

To reduce the Company’s exposure to changes in grain prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future direct grain purchases.  This program currently utilizes corn futures, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value with an unrealized loss of $1.4 million, before tax, on the Consolidated Statement of Financial Position as of April 29, 2012, compared to an unrealized gain of $13.7 million, before tax, as of October 30, 2011.

The Company measures its market risk exposure on its grain futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain.  A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s April 29, 2012, open grain contracts by $8.4 million, which in turn would lower the Company’s future cost on purchased grain by a similar amount.

Natural Gas:  Production costs at the Company’s plants and feed mills are also subject to fluctuations in fuel costs.  To reduce the Company’s exposure to changes in natural gas prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future natural gas purchases.  This program utilizes natural gas swaps, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value with an unrealized loss of $0.5 million, before tax, on the Consolidated Statement of Financial Position as of April 29, 2012, compared to an unrealized loss of $0.4 million, before tax, as of October 30, 2011.

The Company measures its market risk exposure on its natural gas contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for natural gas.  A 10 percent decrease in the market price for natural gas would have negatively impacted the fair value of the Company’s April 29, 2012, open natural gas contracts by an immaterial amount, which in turn would lower the Company’s future cost on natural gas purchases by a similar amount.

Long-Term Debt:  A principal market risk affecting the Company is the exposure to changes in interest rates on the Company’s fixed-rate, long-term debt.  Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $5.9 million.  The fair value of the Company’s long-term debt was estimated using discounted future cash flows based on the Company’s incremental borrowing rate for similar types of borrowing arrangements.

Investments:  The Company holds trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans, and as part of an investment portfolio.  As of April 29, 2012, the balance of these securities totaled $184.8 million.  A portion of these securities represent fixed income funds.  The Company is subject to market risk due to fluctuations in the value of the remaining investments, as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis.  A 10 percent decline in the value of the investments not held in fixed income funds would have a direct negative impact to the Company’s pretax earnings of approximately $11.3 million, while a 10 percent increase in value would have a positive impact of the same amount.

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

(b)               Internal Controls.

During the second quarter of fiscal year 2012, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The food products manufacturing industry is subject to the risks posed by:

▪                  food spoilage;

▪                  food contamination caused by disease-producing organisms or pathogens, such as Listeria monocytogenes, Salmonella, and pathogenic E coli.;

▪                  food allergens;

▪                  nutritional and health-related concerns;

▪                  federal, state, and local food processing controls;

▪                  consumer product liability claims;

▪                  product tampering; and

▪                  the possible unavailability and/or expense of liability insurance.

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

The recent volatility in financial markets and the deterioration of national and global economic conditions could impact the Company’s operations as follows:

▪                  The financial stability of our customers and suppliers may be compromised, which could result in additional bad debts for the Company or non-performance by suppliers; and

▪                  The value of our investments in debt and equity securities may decline, including most significantly the Company’s trading securities held in an investment portfolio and as part of a rabbi trust to fund supplemental executive retirement plans and deferred income plans, and the Company’s assets held in pension plans.

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

The Company faces competition from producers of various meats and protein sources, including pork, beef, turkey, chicken, and fish.  The bases on which the Company competes include:

▪                  price;

▪                  product quality;

▪                  brand identification;

▪                  breadth of product line; and

▪                  customer service.

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

The Company has approximately 19,600 domestic and foreign employees, of which approximately 5,700 are represented by labor unions, principally the United Food and Commercial Workers’ Union.  A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities that results in work slowdowns or stoppages could harm the Company’s financial results.  The union contract at the Company’s facility in Stockton, California will expire during fiscal 2012, covering approximately 100 employees.  Negotiations at this facility have not yet been initiated.  The company is currently negotiating a new contract at its Clougherty Packing (Farmer John) foodservice facility, covering approximately 115 people.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the Second Quarter of Fiscal 2012

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[2]
January 30, 2012 – March 4, 2012	250,164	$29.04	250,000	2,701,900
March 5, 2012 – April 1, 2012	416,000	28.67	416,000	2,285,900
April 2, 2011 – April 29, 2012	411,500	28.63	411,500	1,874,400
Total	1,077,664	$28.74	1,077,500

1The 164 shares repurchased during the second quarter, other than through publicly announced plans or programs, represent purchases for a Company employee award program.

2On May 26, 2010, the Company announced that its Board of Directors had authorized the Company to repurchase up to 5,000,000 shares of common stock with no expiration date.  On November 22, 2010, the Board of Directors also authorized a two-for-one split of the Company’s common stock.  As part of the resolution to approve that stock split, the number of shares remaining to be repurchased was adjusted proportionately.  The stock split was approved by shareholders and was subsequently effected on February 1, 2011.  All numbers in the table above reflect the impact of this stock split.

Item 6.  Exhibits

10.1	Form of Indemnification Agreement for Directors and Officers

31.1	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORMEL FOODS CORPORATION
(Registrant)

Date: June 8, 2012	By	/s/ JODY H. FERAGEN
JODY H. FERAGEN
Executive Vice President, Chief Financial Officer,
and Director
(Principal Financial Officer)

Date: June 8, 2012	By	/s/ JAMES N. SHEEHAN
JAMES N. SHEEHAN
Vice President and Controller
(Principal Accounting Officer)