Form 10-Q
period 2012-07-29
HORMEL FOODS CORP /DE/
filed 2012-09-07
CIK 48465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2012

or

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

Large accelerated filer X	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes   X  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 2, 2012
Common Stock	$.0293 par value 262,879,904
Common Stock Non-Voting	$.01 par value -0-

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except share and per share amounts)

	July 29,	October 30,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$533,217	$463,130
Short-term marketable securities	77,013	76,077
Accounts receivable	474,425	461,110
Inventories	927,047	885,823
Income taxes receivable	18,799	24,423
Deferred income taxes	68,086	69,203
Prepaid expenses	12,865	10,048
Other current assets	5,806	8,417
TOTAL CURRENT ASSETS	2,117,258	1,998,231

DEFERRED INCOME TAXES	55,295	59,814

GOODWILL	630,875	630,884

OTHER INTANGIBLES	125,367	132,046

PENSION ASSETS	108,765	80,208

INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	296,785	295,698

OTHER ASSETS	132,482	140,420

PROPERTY, PLANT AND EQUIPMENT
Land	56,270	56,273
Buildings	757,474	749,143
Equipment	1,414,891	1,393,128
Construction in progress	91,809	50,286
	2,320,444	2,248,830
Less allowance for depreciation	(1,404,652)	(1,341,740)
	915,792	907,090

TOTAL ASSETS	$4,382,619	$4,244,391

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except share and per share amounts)

	July 29,	October 30,
	2012	2011
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$289,212	$390,171
Accrued expenses	43,701	40,539
Accrued workers compensation	33,689	32,218
Accrued marketing expenses	84,739	77,363
Employee related expenses	176,886	195,258
Taxes payable	5,845	8,137
Interest and dividends payable	42,638	34,500
TOTAL CURRENT LIABILITIES	676,710	778,186

PENSION AND POST-RETIREMENT BENEFITS	477,102	473,688

LONG-TERM DEBT—less current maturities	250,000	250,000

OTHER LONG-TERM LIABILITIES	82,608	82,701

SHAREHOLDERS’ INVESTMENT
Preferred stock, par value $.01 a share-- authorized 160,000,000 shares; issued—none
Common stock, non-voting, par value $.01 a share—authorized 400,000,000 shares; issued—none
Common stock, par value $.0293 a share– authorized 800,000,000 shares;
issued 263,247,237 shares July 29, 2012
issued 263,963,251 shares October 30, 2011	7,713	7,734
Accumulated other comprehensive loss	(168,896)	(175,483)
Retained earnings	3,050,070	2,824,331
HORMEL FOODS CORPORATION SHAREHOLDERS’ INVESTMENT	2,888,887	2,656,582
NONCONTROLLING INTEREST	7,312	3,234
TOTAL SHAREHOLDERS’ INVESTMENT	2,896,199	2,659,816

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$4,382,619	$4,244,391

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011

Net sales	$2,008,188	$1,910,592	$6,060,486	$5,791,191
Cost of products sold	1,701,132	1,612,737	5,080,414	4,793,104
GROSS PROFIT	307,056	297,855	980,072	998,087

Selling, general and administrative	145,022	156,595	446,183	461,892

Equity in earnings of affiliates	9,823	5,562	28,640	19,139

OPERATING INCOME	171,857	146,822	562,529	555,334

Other income and expense:
Interest and investment income	844	139	4,772	2,552
Interest expense	(3,207)	(5,623)	(9,704)	(19,389)

EARNINGS BEFORE INCOME TAXES	169,494	141,338	557,597	538,497

Provision for income taxes	57,087	41,374	186,922	177,796

NET EARNINGS	112,407	99,964	370,675	360,701
Less: Net earnings attributable to noncontrolling interest	1,240	1,483	3,226	3,815
NET EARNINGS ATTRIBUTABLE TO HORMEL FOODS CORPORATION	$111,167	$98,481	$367,449	$356,886

NET EARNINGS PER SHARE:
BASIC	$0.42	$0.37	$1.39	$1.34
DILUTED	$0.41	$0.36	$1.37	$1.31

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	263,359	266,925	263,638	266,887
DILUTED	268,746	272,759	269,138	272,449

DIVIDENDS DECLARED PER SHARE:	$0.1500	$0.1275	$0.4500	$0.3825

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT

(in thousands, except per share amounts)

(Unaudited)

	Hormel Foods Corporation Shareholders
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment

Balance at October 31, 2010	$7,793	$0	$0	$2,568,774	$(175,910)	$5,982	$2,406,639
Comprehensive income
Net earnings				474,195		5,001	479,196
Foreign currency translation					843	251	1,094
Deferred hedging, net of reclassification adjustment					(3,476)		(3,476)
Pension and other benefits					3,060		3,060
Comprehensive income						5,252	479,874
Purchases of common stock		(152,930)					(152,930)
Stock-based compensation expense			17,229				17,229
Exercise of stock options/nonvested shares	102	(163)	53,100				53,039
Shares retired	(161)	153,093	(70,329)	(82,603)			0
Distribution to noncontrolling interest						(8,000)	(8,000)
Declared cash dividends – $.51 per share				(136,035)			(136,035)
Balance at October 30, 2011	$7,734	$0	$0	$2,824,331	$(175,483)	$3,234	$2,659,816
Comprehensive income
Net earnings				367,449		3,226	370,675
Foreign currency translation					1,919	78	1,997
Deferred hedging, net of reclassification adjustment					(1,439)		(1,439)
Pension and other benefits					6,107		6,107
Comprehensive income						3,304	377,340
Purchases of common stock		(50,692)					(50,692)
Stock-based compensation expense			14,191				14,191
Exercise of stock options/nonvested shares	31	(275)	13,257				13,013
Shares retired	(52)	50,967	(27,448)	(23,467)			0
Proceeds from noncontrolling interest						774	774
Declared cash dividends – $.45 per share				(118,243)			(118,243)
Balance at July 29, 2012	$7,713	$0	$0	$3,050,070	$(168,896)	$7,312	$2,896,199

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	July 29, 2012	July 31, 2011
OPERATING ACTIVITIES
Net earnings	$370,675	$360,701
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	81,947	85,735
Amortization of intangibles	6,680	7,192
Equity in earnings of affiliates, net of dividends	(8,032)	(15,108)
Provision for deferred income taxes	183	5,040
Gain on property/equipment sales and plant facilities	(245)	(250)
Non-cash investment activities	(2,527)	357
Stock-based compensation expense	14,191	14,820
Excess tax benefit from stock-based compensation	(6,827)	(13,590)
Other	-	486
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(13,315)	3,012
Increase in inventories	(41,224)	(72,104)
Decrease in prepaid expenses and other current assets	11,868	19,306
Decrease in pension and post-retirement benefits	(14,749)	(4,437)
Decrease in accounts payable and accrued expenses	(114,572)	(71,735)
NET CASH PROVIDED BY OPERATING ACTIVITIES	284,053	319,425

INVESTING ACTIVITIES
Net purchase of trading securities	-	(20,000)
Acquisitions of businesses/intangibles	(168)	(7,207)
Purchases of property/equipment	(93,915)	(56,253)
Proceeds from sales of property/equipment	3,510	3,496
Decrease in investments, equity in affiliates, and other assets	17,661	7,010
NET CASH USED IN INVESTING ACTIVITIES	(72,912)	(72,954)

FINANCING ACTIVITIES
Proceeds from long-term debt, net	-	247,564
Principal payments on long-term debt	-	(350,000)
Dividends paid on common stock	(112,683)	(95,991)
Share repurchase	(50,692)	(80,648)
Proceeds from exercise of stock options	13,910	50,540
Excess tax benefit from stock-based compensation	6,827	13,590
Distribution to noncontrolling interest	-	(3,000)
Proceeds from noncontrolling interest	774	-
Other	-	(1,147)
NET CASH USED IN FINANCING ACTIVITIES	(141,864)	(219,092)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	810	2,140
INCREASE IN CASH AND CASH EQUIVALENTS	70,087	29,519
Cash and cash equivalents at beginning of year	463,130	467,845
CASH AND CASH EQUIVALENTS AT END OF QUARTER	$533,217	$497,364

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

Investments

The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans, which is included in other assets on the Consolidated Statements of Financial Position.  The securities held by the trust are classified as trading securities.  Therefore, unrealized gains and losses associated with these investments are included in the Company’s earnings.  Gains related to securities held by the trust were $0.5 million and $3.2 million for the third quarter and nine months ended July 29, 2012, respectively, compared to a loss of $0.2 million and a gain of $1.6 million for the third quarter and nine months ended July 31, 2011.  The Company has transitioned the majority of this portfolio to more fixed return investments to reduce the exposure to volatility in equity markets.

The Company also holds securities as part of an investment portfolio, which are classified as short-term marketable securities on the Consolidated Statements of Financial Position.  These investments are also trading securities.  Therefore, unrealized gains and losses are included in the Company’s earnings.  The Company recorded a gain of $0.2 million and $0.9 million related to these investments during the third quarter and nine months ended July 29, 2012, respectively, compared to a gain of $0.1 million and $0.5 million for the third quarter and nine months ended July 31, 2011.

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

New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) updated the guidance within Accounting Standards Codification (ASC) 350, Intangibles — Goodwill and Other.  The update gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not (> 50% likelihood) that an indefinite-lived intangible asset is impaired.  If a company concludes that this is the case, then a quantitative test for impairment must still be performed.  Otherwise, a company does not need to perform a quantitative test.  The updated guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted if a company’s financial statements have not yet been issued.  The Company will perform its annual impairment testing of indefinite-lived intangible assets in the fourth quarter of fiscal 2012 and will evaluate the option to adopt the new provisions of this accounting standard at that time.

In June 2011, the FASB updated the guidance within ASC 220, Comprehensive Income.  The update eliminates the option for companies to report other comprehensive income and its related components in the Statement of Changes in Stockholders’ Equity.  Instead, companies have the option to present total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous Statement of Comprehensive Income or in two separate but consecutive statements.  The updated guidance is to be applied retrospectively, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  The Company currently plans to adopt the new provisions of this accounting standard in the fourth quarter of fiscal 2012, and adoption is not expected to have a material impact on the consolidated financial statements, as it relates to presentation only.

In May 2011, the FASB updated the guidance within ASC 820, Fair Value Measurements and Disclosures.  The update amended and clarified current fair value measurement guidance, and required additional disclosures.  The most significant disclosure requirement relates to quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy.  The updated guidance is effective for interim and annual periods beginning after December 15, 2011, and early adoption was not permitted.  Accordingly, the Company adopted the new provisions of this accounting standard in the second quarter of fiscal 2012, and adoption did not have a material impact on the consolidated financial statements.

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

A reconciliation of the number of options outstanding and exercisable (in thousands) as of July 29, 2012, and changes during the nine months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at October 30, 2011	19,932	$17.89
Granted	2,642	29.42
Exercised	1,612	15.07
Forfeited	33	21.29
Outstanding at July 29, 2012	20,929	$19.55	5.7 years	$187,817
Exercisable at July 29, 2012	14,504	$17.38	4.5 years	$159,846

The weighted-average grant date fair value of stock options granted and the total intrinsic value of options exercised (in thousands) during the third quarter and first nine months of fiscal years 2012 and 2011 are as follows:

	Three Months Ended		Nine Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Weighted-average grant date fair value of options granted	N/A	N/A	$5.64	$5.54
Intrinsic value of exercised options	$8,011	$11,124	$23,332	$50,312

The fair value of each option award is calculated on the date of grant using the Black-Scholes valuation model utilizing the following weighted-average assumptions.  No options were granted in the third quarter ending July 29, 2012, or July 31, 2011.

	Nine Months Ended
	July 29, 2012	July 31, 2011
Risk-Free Interest Rate	1.8%	3.0%
Dividend Yield	2.0%	2.0%
Stock Price Volatility	21.0%	21.0%
Expected Option Life	8 years	8 years

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

The Company’s nonvested shares granted on or before September 26, 2010, vest after five years or upon retirement.  Nonvested shares granted after September 26, 2010, vest after one year.  A reconciliation of the nonvested shares (in thousands) as of July 29, 2012, and changes during the nine months then ended, is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at October 30, 2011	215	$ 19.94
Granted	45	28.97
Vested	110	21.13
Forfeited	7	28.27
Nonvested at July 29, 2012	143	$ 21.48

No nonvested shares were granted or vested in the third quarter ended July 29, 2012, or July 31, 2011.  The weighted-average grant date fair value of nonvested shares granted, the total fair value (in thousands) of nonvested shares granted, and the fair value (in thousands) of shares that have vested during the first nine months of fiscal years 2012 and 2011, are as follows:

Nine Months Ended
	July 29, 2012	July 31, 2011
Weighted-average grant date fair value	$ 28.97	$ 24.84
Fair value of nonvested shares granted	$ 1,304	$ 1,118
Fair value of shares vested	$ 2,324	$ 335

Stock-based compensation expense, along with the related income tax benefit, for the third quarter and first nine months of fiscal years 2012 and 2011 is presented in the table below.

	Three Months Ended		Nine Months Ended
(in thousands)	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Stock-based compensation expense recognized	$ 3,062	$ 2,578	$ 14,191	$ 14,820
Income tax benefit recognized	(1,161)	(979)	(5,381)	(5,629)
After-tax stock-based compensation expense	$ 1,901	$ 1,599	$ 8,810	$ 9,191

At July 29, 2012, there was $14.0 million of total unrecognized compensation expense from stock-based compensation arrangements granted under the plans.  This compensation is expected to be recognized over a weighted-average period of approximately 2.7 years.  During the third quarter and nine months ended July 29, 2012, cash received from stock option exercises was $3.9 million and $13.9 million, respectively, compared to $6.8 million and $50.5 million for the third quarter and nine months ended July 31, 2011.  The total tax benefit to be realized for tax deductions from these option exercises for the third quarter and nine months ended July 29, 2012, was $3.0 million and $8.8 million, respectively, compared to $4.2 million and $19.1 million in the comparable periods in fiscal 2011.

Shares issued for option exercises and nonvested shares may be either authorized but unissued shares, or shares of treasury stock acquired in the open market or otherwise.

NOTE C                GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the nine months ended July 29, 2012, is presented in the table below.  There were no changes in the carrying amount during the third quarter of fiscal 2012.

(in thousands)	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	All Other	Total
Balance as of October 30, 2011	$123,316	$96,652	$203,214	$207,028	$674	$630,884
Goodwill acquired	-	(9)	-	-	-	(9)
Balance as of July 29, 2012	$123,316	$96,643	$203,214	$207,028	$674	$630,875

The gross carrying amount and accumulated amortization for definite-lived intangible assets are presented in the table below.

	July 29, 2012		October 30, 2011
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists/relationships	$22,148	$(14,094)	$22,378	$(12,556)
Proprietary software & technology	22,000	(16,695)	22,000	(14,822)
Formulas & recipes	17,854	(11,151)	18,354	(10,047)
Distribution network	4,120	(3,680)	4,120	(3,371)
Other intangibles	9,260	(6,460)	14,030	(10,105)
Total	$75,382	$(52,080)	$80,882	$(50,901)

Amortization expense was $2.2 million and $6.7 million for the third quarter and nine months ended July 29, 2012, respectively, compared to $2.3 million and $7.2 million for the third quarter and nine months ended July 31, 2011.

Estimated annual amortization expense (in thousands) for the five fiscal years after October 30, 2011, is as follows:

Fiscal Year	Estimated Amortization Expense
2012	$ 8,906
2013	7,699
2014	6,303
2015	3,192
2016	1,023

The carrying amounts for indefinite-lived intangible assets are presented in the table below.

(in thousands)	July 29, 2012	October 30, 2011
Brands/tradenames/trademarks	$94,081	$94,081
Other intangibles	7,984	7,984
Total	$102,065	$102,065

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

Investments in and receivables from affiliates consists of the following:

(in thousands)	Segment	% Owned	July 29, 2012	October 30, 2011
MegaMex Foods, LLC	Grocery Products	50%	$ 216,076	$ 205,523
Purefoods-Hormel Company	All Other	40%	59,442	65,140
San Miguel Purefoods (Vietnam) Co. Ltd.	All Other	49%	12,819	17,442
Other	Various	Various	8,448	7,593
Total			$ 296,785	$ 295,698

Equity in earnings of affiliates consists of the following:

		Three Months Ended		Nine Months Ended
(in thousands)	Segment	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
MegaMex Foods, LLC	Grocery Products	$ 9,489	$ 4,323	$ 25,614	$16,011
Purefoods-Hormel Company	All Other	1,167	1,017	5,636	3,821
San Miguel Purefoods (Vietnam) Co. Ltd.	All Other	(1,127)	109	(3,495)	(902)
Other	Various	294	113	885	209
Total		$ 9,823	$ 5,562	$ 28,640	$19,139

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

NOTE E                EARNINGS PER SHARE DATA

The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(in thousands)	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011

Basic weighted-average shares outstanding	263,359	266,925	263,638	266,887

Dilutive potential common shares	5,387	5,834	5,500	5,562

Diluted weighted-average shares outstanding	268,746	272,759	269,138	272,449

For the third quarter and nine months ended July 29, 2012, 2.6 million and 2.1 million weighted-average stock options, respectively, were not included in the computation of dilutive potential common shares since their inclusion would have had an antidilutive effect on earnings per share, compared to 24 thousand and 0.7 million for the third quarter and nine months ended July 31, 2011.

NOTE F                COMPREHENSIVE INCOME

Components of comprehensive income, net of taxes, are:

	Three Months Ended		Nine Months Ended
(in thousands)	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011

Net earnings	$112,407	$99,964	$370,675	$360,701
Other comprehensive income (loss):
Deferred gain on hedging	16,052	369	8,495	25,655
Reclassification adjustment into net earnings	(818)	(9,483)	(9,934)	(18,477)
Foreign currency translation	873	756	1,997	3,093
Pension and post-retirement benefits	2,538	2,962	6,107	11,263
Other comprehensive income (loss)	18,645	(5,396)	6,665	21,534
Total comprehensive income	131,052	94,568	377,340	382,235
Comprehensive income attributable to noncontrolling interest	1,252	1,542	3,304	3,993
Comprehensive income attributable to Hormel Foods Corporation	$129,800	$93,026	$374,036	$378,242

The components of accumulated other comprehensive loss, net of tax, are as follows:

(in thousands)	July 29, 2012	October 30, 2011

Foreign currency translation	$11,611	$9,692
Pension & other benefits	(196,076)	(202,183)
Deferred gain on hedging	15,569	17,008
Accumulated other comprehensive loss	$(168,896)	$(175,483)

NOTE G               INVENTORIES

Principal components of inventories are:

(in thousands)	July 29, 2012	October 30, 2011

Finished products	$491,799	$463,491
Raw materials and work-in-process	241,395	251,324
Materials and supplies	193,853	171,008
Total	$927,047	$885,823

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

Cash Flow Hedges:  The Company utilizes corn and soybean meal futures to offset the price fluctuation in the Company’s future direct grain purchases, and has entered into various swaps to hedge the purchases of grain and natural gas at certain plant locations.  The financial instruments are designated and accounted for as cash flow hedges, and the Company measures the effectiveness of the hedges on a regular basis.  Effective gains or losses related to these cash flow hedges are reported in accumulated other comprehensive loss (AOCL) and reclassified into earnings, through cost of products sold, in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  The Company typically does not hedge its grain or natural gas exposure beyond the next two upcoming fiscal years.  As of July 29, 2012, and October 30, 2011, the Company had the following outstanding commodity futures contracts and swaps that were entered into to hedge forecasted purchases:

Volume
Commodity	July 29, 2012	October 30, 2011
Corn	11.3 million bushels	20.8 million bushels
Natural gas	0.1 million MMBTU’s	0.5 million MMBTU’s

As of July 29, 2012, the Company has included in AOCL, hedging gains of $25.0 million (before tax) relating to these positions, compared to gains of $27.3 million (before tax) as of October 30, 2011.  The Company expects to recognize the majority of these gains over the next 12 months.  The balance as of July 29, 2012, includes gains of $1.3 million related to the Company’s soybean meal futures contracts.  These contracts were de-designated as cash flow hedges effective January 30, 2011, as they were no longer highly effective.  These gains will remain in AOCL until the hedged transactions occur or it is probable the hedged transactions will not occur.  Gains or losses related to these contracts after the date of de-designation have been recognized in earnings as incurred.

Fair Value Hedges:  The Company utilizes futures to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The intent of the program is to make the forward priced commodities cost nearly the same as cash market purchases at the date of delivery.  The futures contracts are designated and accounted for as fair value hedges, and the Company measures the effectiveness of the hedges on a regular basis.  Changes in the fair value of the futures contracts, along with the gain or loss on the hedged purchase commitment, are marked-to-market through earnings and are recorded on the Consolidated Statements of Financial Position as a current asset and liability, respectively.  Effective gains or losses related to these fair value hedges are recognized through cost of products sold in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  As of July 29, 2012, and October 30, 2011, the Company had the following outstanding commodity futures contracts designated as fair value hedges:

Volume
Commodity	July 29, 2012	October 30, 2011
Corn	15.2 million bushels	12.4 million bushels
Lean hogs	0.4 million cwt	1.3 million cwt

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

As of July 29, 2012, and October 30, 2011, the Company had the following outstanding commodity futures contracts related to other programs:

Volume
Commodity	July 29, 2012	October 30, 2011
Soybean meal	-	4,300 tons

Fair Values:  The fair values of the Company’s derivative instruments (in thousands) as of July 29, 2012, and October 30, 2011, were as follows:

Fair Value (1)
	Location on Consolidated Statements of Financial Position	July 29, 2012	October 30, 2011
Asset Derivatives:
Derivatives Designated as Hedges:
Commodity contracts	Other current assets	$ 5,181	$ 58,753

Derivatives Not Designated as Hedges:
Commodity contracts	Other current assets	49	121

Total Asset Derivatives		$ 5,230	$ 58,874

Liability Derivatives:
Derivatives Designated as Hedges:
Commodity contracts	Accounts payable	$ 193	$ 351

Total Liability Derivatives		$ 193	$ 351

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

Derivative Gains and Losses:  Gains or losses (before tax, in thousands) related to the Company’s derivative instruments for the third quarter ended July 29, 2012, and July 31, 2011, were as follows:

	Gain/(Loss) Recognized in AOCL (Effective Portion) (1)		Location on	Gain/(Loss) Reclassified from AOCL into Earnings (Effective Portion) (1)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (3)
	Three Months Ended		Consolidated	Three Months Ended		Three Months Ended
Cash Flow Hedges:	July 29, 2012	July 31, 2011	Statements of Operations	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011

Commodity contracts	$ 25,749	$ 537	Cost of products sold	$1,317	$15,257	$0	$(2,806)

			Location on	Gain/(Loss) Recognized in Earnings (Effective Portion) (4)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (5)
			Consolidated	Three Months Ended		Three Months Ended
Fair Value Hedges:			Statements of Operations	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011

Commodity contracts			Cost of products sold	$(2,658)	$(4,232)	$(2,407)	$346

			Location on	Gain/(Loss) Recognized in Earnings
			Consolidated	Three Months Ended
Derivatives Not Designated as Hedges:			Statements of Operations	July 29, 2012	July 31, 2011

Commodity contracts			Cost of products sold	$0	$(58)

Foreign exchange contracts			Net sales	$0	$113

Derivative Gains and Losses:  Gains or losses (before tax, in thousands) related to the Company’s derivative instruments for the nine months ended July 29, 2012, and July 31, 2011, were as follows:

	Gain/(Loss) Recognized in AOCL (Effective Portion) (1)		Location on Consolidated	Gain/(Loss) Reclassified from AOCL into Earnings (Effective Portion) (1)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (3)
	Nine Months Ended			Nine Months Ended		Nine Months Ended
Cash Flow Hedges:	July 29, 2012	July 31, 2011	Statements of Operations	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011

Commodity contracts	$ 13,664	$ 41,200	Cost of products sold	$15,958	$29,714	$0	$(8,134)

			Location on	Gain/(Loss) Recognized in Earnings (Effective Portion) (4)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (5)
			Consolidated	Nine Months Ended		Nine Months Ended
Fair Value Hedges:			Statements of Operations	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011

Commodity contracts			Cost of products sold	$2,691	$(15,896)	$(2,361)	$(73)

			Location on Consolidated	Gain/(Loss) Recognized in Earnings
				Nine Months Ended
Derivatives Not Designated as Hedges:			Statements of Operations	July 29, 2012	July 31, 2011

Commodity contracts			Cost of products sold	$46	$(2,005)

Foreign exchange contracts			Net sales	$0	$(78)

(1)              Amounts represent gains or losses in AOCL before tax. See Note F — Comprehensive Income for the after tax impact of these gains or losses on net earnings.

(2)              There were no gains or losses excluded from the assessment of hedge effectiveness during the third quarter or first nine months of fiscal years 2012 and 2011.

(3)              There were no gains or losses resulting from the discontinuance of cash flow hedges during the third quarter or first nine months of fiscal years 2012 and 2011. However, effective January 30, 2011, the Company de-designated and discontinued hedge accounting for its soybean meal futures contracts. At the date of de-designation of these hedges, gains of $17.7 million (before tax) were deferred in AOCL, with $1.3 million (before tax) remaining as of July 29, 2012. These gains will remain in AOCL until the hedged transactions occur or it is probable the hedged transactions will not occur. Gains or losses related to these contracts after the date of de-designation have been recognized in earnings as incurred.

(4)              Amounts represent losses on commodity contracts designated as fair value hedges that were closed during the third quarter or first nine months of fiscal years 2012 and 2011, which were offset by a corresponding gain on the underlying hedged purchase commitment. Additional gains or losses related to changes in the fair value of open commodity contracts, along with the offsetting gain or loss on the hedged purchase commitment, are also marked-to-market through earnings with no impact on a net basis.

(5)              There were no gains or losses recognized as a result of a hedged firm commitment no longer qualifying as a fair value hedge during the third quarter or first nine months of fiscal years 2012 and 2011.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of July 29, 2012, and October 30, 2011, and their level within the fair value hierarchy, are presented in the tables below.

	Fair Value Measurements at July 29, 2012
(in thousands)	Fair Value at July 29, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Cash equivalents (1)	$356,126	$356,126	$-	$-
Short-term marketable securities (2)	77,013	2,329	74,684	-
Other trading securities (3)	108,554	35,816	72,738	-
Commodity derivatives (4)	3,215	3,215	-	-
Total Assets at Fair Value	$544,908	$397,486	$147,422	$-

Liabilities at Fair Value:
Commodity derivatives (4)	$193	$-	$193	$-
Deferred compensation (3)	43,704	14,989	28,715	-
Total Liabilities at Fair Value	$43,897	$14,989	$28,908	$-

	Fair Value Measurements at October 30, 2011
(in thousands)	Fair Value at October 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Cash equivalents (1)	$341,447	$341,447	$-	$-
Short-term marketable securities (2)	76,077	358	75,719	-
Other trading securities (3)	105,367	34,588	70,779	-
Commodity derivatives (4)	7,174	7,174	-	-
Total Assets at Fair Value	$530,065	$383,567	$146,498	$-

Liabilities at Fair Value:
Commodity derivatives (4)	$351	$-	$351	$-
Deferred compensation (3)	44,956	15,379	29,577	-
Total Liabilities at Fair Value	$45,307	$15,379	$29,928	$-

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

(4)                                  The Company’s commodity derivatives represent futures contracts, option contracts, and swaps used in its hedging or other programs to offset price fluctuations associated with purchases of corn, soybean meal, and natural gas, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The Company’s futures and options contracts for corn and soybean meal are traded on the Chicago Board of Trade, while futures contracts for lean hogs are traded on the Chicago Mercantile Exchange.  These are active markets with quoted prices available and therefore these contracts are classified as Level 1.  The Company’s natural gas swaps are settled based on quoted prices from the New York Mercantile Exchange.  As the swaps settle based on quoted market prices, but are not held directly with the exchange, the swaps are classified as Level 2.  All derivatives are reviewed for potential credit risk and risk of nonperformance.  The Company nets the derivative assets and liabilities for each of its hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract.  The net balance for each program is included in other current assets or accounts payable, as appropriate, in the Consolidated Statements of Financial Position.  As of July 29, 2012, the Company has recognized the right to reclaim cash collateral of $30.9 million from, and the obligation to return cash collateral of $32.9 million to, various counterparties.  As of October 30, 2011, the Company had recognized the right to reclaim cash collateral of $20.1 million from, and the obligation to return cash collateral of $71.8 million to, various counterparties.

The Company’s financial assets and liabilities also include cash, accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value.  The Company does not carry its long-term debt at fair value in its Consolidated Statements of Financial Position.  Based on borrowing rates available to the Company for long-term financing with similar terms and average maturities, the fair value of long-term debt, utilizing discounted cash flows (Level 2), was $286.2 million as of July 29, 2012, and $266.9 million as of October 30, 2011.

In accordance with the provisions of ASC 820, the Company also measures certain nonfinancial assets and liabilities at fair value that are recognized or disclosed on a nonrecurring basis (e.g. goodwill, intangible assets, and property, plant and equipment).  During the nine months ended July 29, 2012, and July 31, 2011, there were no material remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

NOTE J        PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic benefit cost for pension and other post-retirement benefit plans consists of the following:

	Pension Benefits
	Three Months Ended		Nine Months Ended
(in thousands)	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Service cost	$5,856	$6,052	$17,568	$18,155
Interest cost	12,284	12,570	36,852	37,711
Expected return on plan assets	(17,128)	(15,747)	(51,383)	(47,242)
Amortization of prior service cost	(1,269)	(152)	(3,809)	(455)
Recognized actuarial loss	5,032	4,159	15,097	12,475
Net periodic cost	$4,775	$6,882	$14,325	$20,644

	Post-retirement Benefits
	Three Months Ended		Nine Months Ended
(in thousands)	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Service cost	$556	$543	$1,668	$1,628
Interest cost	4,437	4,683	13,312	14,049
Amortization of prior service cost	882	1,074	2,678	3,267
Recognized actuarial gain	-	(1)	(2)	(3)
Net periodic cost	$5,875	$6,299	$17,656	$18,941

During the third quarter of fiscal 2012, the Company made discretionary contributions of $27.3 million to fund its pension plans, compared to discretionary contributions of $23.6 million during the third quarter of fiscal 2011.

NOTE K               INCOME TAXES

The amount of unrecognized tax benefits, including interest and penalties, at July 29, 2012, recorded in other long-term liabilities was $29.8 million, of which $20.0 million would impact the Company’s effective tax rate if recognized.  The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense, with $1.5 million and $1.8 million included in expense in the third quarter and first nine months, respectively, of fiscal 2012.  The amount of accrued interest and penalties at July 29, 2012, associated with unrecognized tax benefits was $8.1 million.

The Company is regularly audited by federal and state taxing authorities.  During fiscal year 2012, the I.R.S. concluded its examination of the Company’s consolidated federal income tax returns for the fiscal years through 2009, and opened its examination for fiscal years 2010 and 2011.  The Company is in various stages of audit by several state taxing authorities on a variety of fiscal years, as far back as 2004.  While it is reasonably possible that one or more of these audits may be completed within the next 12 months and that the related unrecognized tax benefits may change, based on the status of the examinations it is not possible to reasonably estimate the effect of any amount of such change to previously recorded uncertain tax positions.

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

	Three Months Ended		Nine Months Ended
(in thousands)	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Sales to Unaffiliated Customers
Grocery Products	$297,177	$245,368	$830,649	$782,540
Refrigerated Foods	1,043,311	1,045,874	3,158,811	3,097,200
Jennie-O Turkey Store	351,604	327,809	1,120,028	1,058,279
Specialty Foods	230,072	207,025	677,043	603,371
All Other	86,024	84,516	273,955	249,801
Total	$2,008,188	$1,910,592	$6,060,486	$5,791,191

Intersegment Sales
Grocery Products	$-	$-	$-	$-
Refrigerated Foods	2,385	4,313	7,929	9,765
Jennie-O Turkey Store	29,901	32,059	92,621	93,202
Specialty Foods	41	22	108	104
All Other	-	-	-	-
Total	$32,327	$36,394	$100,658	$103,071
Intersegment elimination	(32,327)	(36,394)	(100,658)	(103,071)
Total	$-	$-	$-	$-

Net Sales
Grocery Products	$297,177	$245,368	$830,649	$782,540
Refrigerated Foods	1,045,696	1,050,187	3,166,740	3,106,965
Jennie-O Turkey Store	381,505	359,868	1,212,649	1,151,481
Specialty Foods	230,113	207,047	677,151	603,475
All Other	86,024	84,516	273,955	249,801
Intersegment elimination	(32,327)	(36,394)	(100,658)	(103,071)
Total	$2,008,188	$1,910,592	$6,060,486	$5,791,191

Segment Operating Profit
Grocery Products	$40,052	$30,428	$127,003	$118,038
Refrigerated Foods	60,757	56,820	167,515	223,204
Jennie-O Turkey Store	39,106	34,851	186,066	155,379
Specialty Foods	21,490	18,141	58,996	54,583
All Other	12,437	8,043	37,763	26,480
Total segment operating profit	$173,842	$148,283	$577,343	$577,684

Net interest and investment expense (income)	2,363	5,484	4,932	16,837
General corporate expense	3,225	2,944	18,040	26,165
Noncontrolling interest	1,240	1,483	3,226	3,815

Earnings before income taxes	$169,494	$141,338	$557,597	$538,497

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

For the third quarter of fiscal 2012, the Company reported net earnings per diluted share of $0.41, an increase of 13.9 percent compared to $0.36 per diluted share in the third quarter of fiscal 2011.  Significant factors impacting the third quarter of fiscal 2012 were:

•                  Grocery Products profits showed significant improvement due to strong sales of core product lines and favorable joint venture results.

•                  Continued strength in export sales of fresh pork and the SPAM family of products resulted in notable profit gains for the international operating segment.

•                  Jennie-O Turkey Store reported another solid quarter, as value-added sales and an improved product mix offset higher grain costs and lower commodity meat prices.

•                  Refrigerated Foods profits improved as value-added growth offset the impact of lower pork operating margins.

•                  Profitability increased for Specialty Foods as all three operating segments reported improved results.

Consolidated Results

Net earnings attributable to the Company for the third quarter of fiscal 2012 increased 12.9 percent to $111.2 million compared to $98.5 million in the same quarter of fiscal 2011.  Diluted earnings per share for the third quarter increased to $0.41 from $0.36 last year.  Net earnings attributable to the Company for the first nine months of fiscal 2012 increased 3.0 percent to $367.4 million, from $356.9 million for the first nine months of fiscal 2011, and diluted earnings per share for the same period increased 4.6 percent to $1.37 compared to $1.31 last year.

Net sales for the third quarter of fiscal 2012 increased 5.1 percent to $2.01 billion, versus $1.91 billion in fiscal 2011.  Tonnage increased 3.6 percent to 1.16 billion lbs. for the third quarter compared to 1.12 billion lbs. for the same quarter of last year.  Net sales for the first nine months of fiscal 2012 increased 4.7 percent to $6.06 billion from $5.79 billion in the nine months of fiscal 2011.  Tonnage for the first nine months decreased 0.3 percent to 3.57 billion lbs. compared to 3.58 billion lbs. in 2011.  Four of the five reporting segments of the Company generated top-line growth during the third quarter, and all five segments have generated year-over-year increases during  the first nine months.

Value-added sales growth for Jennie-O Turkey Store and improved sales for Specialty Foods were key drivers of the increase for the third quarter, as well as gains reported by the retail and foodservice business units within Refrigerated Foods.  Despite some softness in center-of-the-store sales in the first half of the year, the Grocery Products segment also regained momentum in the third quarter with growth in sales of core items including the SPAM family of products, Hormel Compleats microwave meals, and the MegaMex portfolio of Mexican foods.  Top-line results for Grocery Products were also enhanced by the inclusion of sales of Don Miguel products, as the Company’s retail sales force assumed responsibility for these sales beginning in the third quarter of fiscal

2012.  Strong international export sales of fresh pork and the SPAM family of products have also contributed to the improved top-line results throughout fiscal 2012.  Tonnage reductions to date in fiscal 2012 reflect reduced commodity meat sales in both the Refrigerated Foods and Jennie-O Turkey Store segments, primarily in the first half of the year.

Gross profit for the third quarter and first nine months of fiscal 2012 was $307.1 million and $980.1 million, respectively, compared to $297.9 million and $998.1 million for the same periods last year.  Gross profit as a percentage of net sales for the third quarter and first nine months of fiscal 2012 was 15.3 percent and 16.2 percent, respectively, versus 15.6 percent and 17.2 percent for the comparable periods in the prior year.  The spread between hog costs and primal values has remained significantly below prior year levels throughout the first nine months of fiscal 2012, and was negative during much of the third quarter, resulting in substantial declines in pork operating margins on a comparative basis to fiscal 2011.  Improved margins on the Company’s value-added businesses within the Grocery Products and Refrigerated Foods segments were able to offset the negative results in pork operations for the third quarter, but did not offset the year-over-year margin losses that were generated in the first half of fiscal 2012.  Margins also improved for the Specialty Foods segment and the Company’s international export business in the third quarter, offsetting declines for the Jennie-O Turkey Store segment resulting from higher grain input costs and lower commodity meat pricing compared to the prior year.  Additionally, shipping and handling expenses to date in fiscal 2012 have increased across all segments of the Company.

Entering the fourth quarter, the Company anticipates seasonally lower hog costs during the fall.  Pork operating margins returned to a positive position late in the third quarter and are expected to remain positive, although below prior year levels, during the remainder of fiscal 2012.  Higher grain input costs began to negatively impact margins for Jennie-O Turkey Store during the third quarter, and will continue to impact fourth quarter comparative results as the elevated costs continue to cycle through production during the remainder of the year.  Commodity turkey values improved late in the third quarter but also remain considerably below the prior year.  A favorable export environment, expanded value-added sales, and ongoing operational efficiencies will all be leveraged to offset the impact of these market conditions going forward.

Selling, general and administrative expenses for the third quarter and nine months of fiscal 2012 were $145.0 million and $446.2 million, respectively, compared to $156.6 million and $461.9 million last year.  Selling, general and administrative expenses as a percentage of net sales decreased to 7.2 percent and 7.4 percent for the third quarter and first nine months of fiscal 2012, respectively, compared to 8.2 percent and 8.0 percent for the comparable period of the prior year.  Lower advertising expenses were the most significant driver of the decrease for both the third quarter and first nine months of fiscal 2012 compared to the prior year.  The Company invested significantly in fiscal 2011 in “Make the Switch” media campaigns for Jennie-O Turkey Store.  The Company will build upon that successful campaign with new commercials this fall, although total spending for this segment will not reach prior year levels for the full year.  In the Grocery Products segment, advertising featuring the Sir Can-A-Lot character and the publicity around the 75th anniversary of SPAM also continued during the third quarter.  Pension and insurance related expenses also declined during the third quarter and nine months compared to the prior year, offsetting increases in brokerage and research and development expenses.  The Company expects selling, general and administrative expenses to be approximately 7.5 percent of net sales for the full year in fiscal 2012.

Equity in earnings of affiliates was $9.8 million and $28.6 million for the third quarter and first nine months of fiscal 2012, respectively, compared to $5.6 million and $19.1 million last year.  Strong growth from the Company’s 50 percent owned MegaMex joint venture has been a primary driver of the increase for both the third quarter and first nine months compared to the prior year.  Results have been mixed for the Company’s international joint ventures, resulting in an overall decline for those operations during the first nine months of fiscal 2012 compared to the prior year.

The effective tax rate for the third quarter and first nine months of fiscal 2012 was 33.7 and 33.5 percent, respectively, compared to 29.3 and 33.0 percent for the comparable quarter and nine months of fiscal 2011.  The lower rate for both the third quarter and first nine months of the prior year was primarily due to favorable discrete items resulting from the resolution of tax matters with federal and various state tax jurisdictions in fiscal 2011.  The Company expects a full-year effective tax rate between 33.5 and 34.5 percent for fiscal 2012.

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

	Three Months Ended			Nine Months Ended
(in thousands)	July 29, 2012	July 31, 2011	% Change	July 29, 2012	July 31, 2011	% Change
Net Sales
Grocery Products	$297,177	$245,368	21.1	$830,649	$782,540	6.1
Refrigerated Foods	1,043,311	1,045,874	(0.2)	3,158,811	3,097,200	2.0
Jennie-O Turkey Store	351,604	327,809	7.3	1,120,028	1,058,279	5.8
Specialty Foods	230,072	207,025	11.1	677,043	603,371	12.2
All Other	86,024	84,516	1.8	273,955	249,801	9.7
Total	$2,008,188	$1,910,592	5.1	$6,060,486	$5,791,191	4.7

Segment Operating Profit
Grocery Products	$40,052	$30,428	31.6	$127,003	$118,038	7.6
Refrigerated Foods	60,757	56,820	6.9	167,515	223,204	(24.9)
Jennie-O Turkey Store	39,106	34,851	12.2	186,066	155,379	19.7
Specialty Foods	21,490	18,141	18.5	58,996	54,583	8.1
All Other	12,437	8,043	54.6	37,763	26,480	42.6

Total segment operating profit	$173,842	$148,283	17.2	$577,343	$577,684	(0.1)
Net interest and investment expense (income)	2,363	5,484	(56.9)	4,932	16,837	(70.7)
General corporate expense	3,225	2,944	9.5	18,040	26,165	(31.1)
Noncontrolling interest	1,240	1,483	(16.4)	3,226	3,815	(15.4)

Earnings before income taxes	$169,494	$141,338	19.9	$557,597	$538,497	3.5

Grocery Products

The Grocery Products segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market.  This segment also includes the results from the Company’s MegaMex joint venture.

Grocery Products net sales increased 21.1 percent and 6.1 percent for the third quarter and nine months of fiscal 2012, respectively, compared to the same fiscal 2011 periods.  Tonnage increased 16.2 percent for the third quarter and 1.7 percent for the first nine months compared to the prior year.  The comparative results reflect the addition of Don Miguel Foods Corp. sales (additional product lines within the MegaMex joint venture) as the Company’s retail sales force assumed responsibility for these sales beginning in the third quarter of fiscal 2012.  These sales contributed $46.1 million to the top-line results for the third quarter.

This segment did see significant improvement in core product lines in the third quarter, driven by successful advertising and new product introductions.  Sales for the SPAM family of products were enhanced by an advertising campaign featuring the Sir Can-A-Lot character, publicity around the 75th anniversary, and the introduction of new black pepper and jalapeno varieties of SPAM.  Hormel Compleats microwave meals also experienced growth in the third quarter.  The Company is in the process of introducing new cheesy pasta Compleats meals, as well as other new microwaveable items such as Hormel Sandwich Makers and SPAM meals, which should enhance results for this product line going forward.  Sales of Mexican food products within the MegaMex joint venture also continued to grow in the third quarter, led by salsas, tortillas, and Wholly Guacamole® dips.  Offsetting these gains for the quarter were decreased sales of Hormel chunk meats and Hormel chili, driven by aggressive competitive initiatives during the quarter.

Segment profit for Grocery Products increased 31.6 percent and 7.6 percent for the third quarter and first nine months compared to fiscal 2011.  Volume increases in the key brands noted above drove the strong results for both the quarter and nine months.  This segment also experienced lower pork and beef input costs during the third quarter, which improved margins.  Equity in earnings results from the MegaMex joint venture have also been favorable throughout fiscal 2012, which has further enhanced profitability.

Looking forward, the Company expects input costs to remain stable for Grocery Products during the remainder of the fiscal year.  Additionally, the Company believes the ongoing new product initiatives and advertising support for its core brands should continue the positive momentum of this segment into the fourth quarter.  The MegaMex portfolio is also expected to perform favorably for the duration of fiscal 2012.

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

Net sales for the Refrigerated Foods segment decreased 0.2 percent for the third quarter and increased 2.0 percent for the first nine months of fiscal 2012, compared to the same periods of fiscal 2011.  Tonnage increased 0.8 percent for the third quarter and decreased 1.1 percent for the first nine months, compared to last year.  Hog supplies remained tight throughout the third quarter, and the flat top-line results primarily reflect reduced sales of commodity fresh pork items resulting from reduced harvest levels and lower commodity markets.  However, several value-added product categories did continue to grow during the third quarter, offsetting the decline in fresh pork sales.

Within the Meat Products retail business, notable sales gains were reported in the third quarter for Hormel Natural Choice deli meats, Hormel party trays, Hormel bacon, and Hormel pepperoni.  Foodservice sales were also higher, led by sales of branded products including Hormel Natural Choice deli meats and Hormel premium bacon.  Advertising campaigns supporting the Hormel brand have benefitted top-line results for this segment throughout fiscal 2012 and should continue to enhance top-line results in upcoming quarters.

Segment profit for Refrigerated Foods increased 6.9 percent for the third quarter and decreased 24.9 percent for the first nine months of fiscal 2012, respectively, compared to the prior year.  Pork operating margins compared to fiscal 2011 have declined significantly as the spread between hog costs and primal values has remained below prior year levels throughout the first nine months of the fiscal year, and was negative during much of the third quarter.  The strong results from the Meat Products and Foodservice business units noted above were able to offset that decline during the third quarter, but have not been able to fully recover the year-over-year losses incurred to date in fiscal 2012.

The Company expects the value-added businesses within Refrigerated Foods to continue to deliver strong results during the remainder of the fiscal year.  The Company also anticipates seasonally lower hog costs during the fall.  Although pork operating margins returned to a positive position recently and are expected to remain positive, they are likely to remain below prior year levels in the fourth quarter.

Jennie-O Turkey Store

The Jennie-O Turkey Store (JOTS) segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for retail, foodservice, and fresh product customers.

JOTS net sales increased 7.3 percent and 5.8 percent for the third quarter and first nine months of fiscal 2012, respectively, versus the comparable periods of fiscal 2011.  Tonnage increased 3.4 percent for the third quarter and decreased 2.4 percent for the first nine months, compared to prior year results.  Gains for both the third quarter and nine months reflect continued growth in value-added products, as sales of Jennie-O Turkey Store retail tray pack items and turkey burgers have been solid throughout fiscal 2012.  This growth, along with increased sales of whole birds, more than offset declines in commodity meat sales due to reduced volumes and pricing versus last year.

Segment profit for JOTS increased 12.2 percent for the third quarter and 19.7 percent for the first nine months of fiscal 2012, compared to the prior year.  Value-added sales growth, an improved product mix, and lower advertising expenses were key drivers of the improved profitability, as well as higher whole bird pricing.  These factors more than offset the impact of challenging market conditions.  Due to the drought seen in many key growing areas, grain markets were volatile and moved considerably higher during the third quarter, resulting in feed costs that exceeded the prior year.  Commodity meat pricing also decreased during the third quarter and averaged considerably lower than fiscal 2011.

Looking forward, the Company expects value-added growth to remain strong for JOTS.  This segment has benefitted from the “Make the Switch” media campaign that ran in the latter half of fiscal 2011, and intends to build upon that successful campaign with new commercials this fall featuring turkey bacon and sausage.  Margins in the fourth quarter will continue to be impacted by high and volatile grain costs, which will only be partially offset by the Company’s hedging programs.  Commodity pricing also remains below the prior year but has shown some improvement recently as the high summer temperatures have tempered industry supply.  A continued push for value-added sales growth and efficiency improvements is ongoing to mitigate these market conditions, but more moderate year-over-year growth is likely to continue through the remainder of the fiscal year.

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

Specialty Foods net sales increased 11.1 percent for the third quarter and 12.2 percent for the first nine months of fiscal 2012, compared to the same periods of fiscal 2011.  Tonnage increased 3.9 percent and 2.3 percent for the third quarter and first nine months, respectively, compared to the prior year.  Continued strong sales of bulk and nutritional items at CFI led the sales growth, resulting from successful efforts to expand the customer base.  Strong sales for HSP were also seen in the third quarter for private canned meats and ingredients.  DCB posted sales gains in blended products, but experienced declines in sugar, sugar substitutes, and other core products.

Specialty Foods segment profit increased 18.5 percent in the third quarter and 8.1 percent for the first nine months, compared to fiscal 2011 results.  All three operating segments reported segment profit gains for the third quarter.  Segment profit gains were primarily driven by the higher sales of key product categories noted above.  Prior pricing actions in response to higher raw material costs continued to aid profitability, and overall improvements in both product mix and the customer base have also contributed to the profit growth for this segment for both the third quarter and nine months compared to fiscal 2011.

The Company expects Specialty Foods to continue its positive momentum in the fourth quarter.  Raw material costs and competitive initiatives will remain challenging.  However, efforts to secure new business and to leverage operational efficiencies are ongoing and should benefit future quarters.

All Other

The All Other segment includes the Hormel Foods International (HFI) operating segment, which manufactures, markets, and sells Company products internationally.  This segment also includes the results from the Company’s international joint ventures and miscellaneous corporate sales.

All Other net sales increased 1.8 percent and 9.7 percent for the third quarter and first nine months of fiscal 2012, respectively, as compared to fiscal 2011.  Segment profit also increased significantly, up 54.6 percent for the third quarter and 42.6 percent for the first nine months of fiscal 2012, compared to fiscal 2011 results.  Strong export sales of the SPAM family of products and fresh pork were key for both the third quarter and nine month gains compared to the prior year.  The strong volumes, pricing initiatives, and lower raw material costs have all provided a benefit throughout fiscal 2012.  In addition, results for both the Company’s Philippine joint venture, Purefoods-Hormel Company, and its China operations improved during the third quarter due to increased value-added sales and favorable raw material costs.

The Company expects HFI to provide strong profit results again in the fourth quarter, as pork exports are expected to remain favorable for the duration of the fiscal year.

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

Net interest and investment expense (income) for the third quarter and first nine months of fiscal 2012 represented a net expense of $2.4 million and $4.9 million, respectively, compared to a net expense of $5.5 million and $16.8 million for the comparable quarter and nine months of fiscal 2011.  The decrease for both the third quarter and nine months primarily reflects lower interest expense, resulting from reduced debt levels and interest rates compared to fiscal 2011.   Interest expense of $9.7 million for the first nine months of fiscal 2012 has decreased from $19.4 million in the prior year and the Company anticipates that interest expense will approximate $12.0 to $14.0 million for the full year in fiscal 2012.  Improved returns on the Company’s rabbi trust for supplemental executive retirement plans and deferred income plans also contributed to the overall expense decrease for both the third quarter and nine months compared to the prior year.

General corporate expense for the third quarter and first nine months of fiscal 2012 was $3.2 million and $18.0 million, respectively, compared to $2.9 million and $26.2 million for the comparable periods of fiscal 2011.  Comparative expenses for both the third quarter and nine months were impacted by a reduction in the lower of cost or market inventory reserve in the third quarter of fiscal 2011.  Offsetting that impact was a reduction in salary-related expenses in the third quarter and lower pension and insurance expenses for both the third quarter and nine months compared to fiscal 2011.  Higher compensation related expenses were also incurred in the first half of fiscal 2011, partially due to the prior year vesting of options under the Universal Stock Option award granted to all employees in 2007.

Net earnings attributable to the Company’s noncontrolling interests were $1.2 million and $3.2 million for the third quarter and first nine months of fiscal 2012, respectively, compared to $1.5 million and $3.8 million for the comparable periods of fiscal 2011.  The decreases to date in fiscal 2012 primarily reflect lower results from the Company’s Precept Foods business.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions that was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $533.2 million at the end of the third quarter of fiscal year 2012 compared to $497.4 million at the end of the comparable fiscal 2011 period.

Cash provided by operating activities was $284.1 million in the first nine months of fiscal 2012 compared to $319.4 million in the same period of fiscal 2011.  Increased earnings and an incremental $16.6 million of dividends received from the Company’s joint venture operations in fiscal 2012 were offset by unfavorable overall changes in working capital balances to generate the decrease compared to the prior year.  Additionally, the Company made a discretionary contribution of $27.3 million in the third quarter of fiscal 2012 to fund its pension plans, compared to a contribution of $23.6 million in the third quarter of fiscal 2011.

Cash used in investing activities was $72.9 million in the first nine months of fiscal 2012, which was comparable to $73.0 million in the same period of fiscal 2011.   Fiscal 2011 included a net investment of $20.0 million in marketable securities that did not reoccur in the current year.  This was offset by increased fixed asset expenditures, which were $93.9 million in the first nine months of fiscal 2012 versus $56.3 million in the comparable period of fiscal 2011.  The Company currently estimates its fiscal 2012 fixed asset expenditures to be approximately $120.0 to $130.0 million.

Cash used in financing activities was $141.9 million in the first nine months of fiscal 2012 compared to $219.1 million in the same period of fiscal 2011.  In fiscal 2011, the Company repaid $350.0 million of 6.625% senior unsecured notes that matured in the third quarter and issued $250.0 million of new 4.125% notes due in 2021, resulting in a net outflow that did not reoccur in fiscal 2012.  The Company also used $50.7 million for common stock repurchases in the first nine months of fiscal 2012, compared to $80.6 million in the same period of the prior year.  For additional information pertaining to the Company’s share repurchase plans or programs, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”  Offsetting these items was a reduction in proceeds generated from the Company’s stock option plan exercises, which decreased $36.6 million in fiscal 2012, primarily due to the prior year vesting of options under the Universal Stock Option award granted to all employees in 2007.

Cash dividends paid to the Company’s shareholders also continue to be an ongoing financing activity for the Company.  Dividends paid in the first nine months of fiscal 2012 were $112.7 million compared to $96.0 million in the comparable period of fiscal 2011.  For fiscal 2012, the annual dividend rate was increased to $0.60 per share, representing the 46th consecutive annual dividend increase.  The Company has paid dividends for 336 consecutive quarters and expects to continue doing so.

The Company is required, by certain covenants in its debt agreements, to maintain specified levels of financial ratios and financial position.  At the end of the third quarter of fiscal 2012, the Company was in compliance with all of these debt covenants.

Cash flows from operating activities continue to provide the Company with its principal source of liquidity.  The Company does not anticipate a significant risk to cash flows from this source in the foreseeable future because the Company operates in a relatively stable industry and has strong brands across many product lines.

Maximizing the value returned to shareholders through dividend payments remains a priority for use of the Company’s strong cash position going forward.  Capital spending to enhance and expand current operations is ongoing, and share repurchase activity is also expected to continue throughout the remainder of the fiscal year.  The Company remains well positioned to take advantage of strategic acquisition opportunities and continues to evaluate options in that area.

Contractual Obligations and Commercial Commitments

The Company records income taxes in accordance with the provisions of ASC 740, Income Taxes.  The Company is unable to determine its contractual obligations by year related to this pronouncement, as the ultimate amount or timing of settlement of its reserves for income taxes cannot be reasonably estimated.  The total liability for unrecognized tax benefits, including interest and penalties, at July 29, 2012, was $29.8 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Hog Markets:  The Company’s earnings are affected by fluctuations in the live hog market.  To minimize the impact on earnings, and to ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 10 years.  Purchased hogs under contract accounted for 98 percent and 95 percent of the total hogs purchased by the Company during the first nine months of fiscal 2012 and 2011, respectively.  The majority of these contracts use market-based formulas based on hog futures, hog primal values, or industry reported hog markets.  Other contracts use a formula based on the cost of production, which can fluctuate independently from hog markets.  Under normal, long-term market conditions, changes in the cash hog market are offset by proportional changes in primal values.  Therefore, a hypothetical 10 percent change in the cash hog market would have had an immaterial effect on the Company’s results of operations.

Certain procurement contracts allow for future hog deliveries (firm commitments) to be forward priced.  The Company generally hedges these firm commitments by using hog futures contracts.  These futures contracts are designated and accounted for as fair value hedges.  The change in the market value of such futures contracts is highly effective at offsetting changes in price movements of the hedged item, and the Company evaluates the effectiveness of the contracts on a regular basis.  Changes in the fair value of the futures contracts, along with the gain or loss on the firm commitment, are marked-to-market through earnings and are recorded on the Consolidated Statements of Financial Position as a current asset and liability, respectively.  The fair value of the Company’s open futures contracts as of July 29, 2012, was $(0.3) million compared to $(3.1) million as of October 30, 2011.

The Company measures its market risk exposure on its hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in market prices.  A 10 percent increase in market prices would have negatively impacted the fair value of the Company’s July 29, 2012, open contracts by $7.6 million, which in turn would lower the Company’s future cost of purchased hogs by a similar amount.

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

To reduce the Company’s exposure to changes in grain prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future direct grain purchases.  This program currently utilizes corn futures, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value with an unrealized gain of $21.4 million, before tax, on the Consolidated Statement of Financial Position as of July 29, 2012, compared to an unrealized gain of $13.7 million, before tax, as of October 30, 2011.

The Company measures its market risk exposure on its grain futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain.  A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s July 29, 2012, open grain contracts by $8.6 million, which in turn would lower the Company’s future cost on purchased grain by a similar amount.

Natural Gas:  Production costs at the Company’s plants and feed mills are also subject to fluctuations in fuel costs.  To reduce the Company’s exposure to changes in natural gas prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future natural gas purchases.  This program utilizes natural gas swaps, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value with an unrealized loss of $0.2 million, before tax, on the Consolidated Statement of Financial Position as of July 29, 2012, compared to an unrealized loss of $0.4 million, before tax, as of October 30, 2011.

The Company measures its market risk exposure on its natural gas contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for natural gas.  A 10 percent decrease in the market price for natural gas would have negatively impacted the fair value of the Company’s July 29, 2012, open natural gas contracts by an immaterial amount, which in turn would lower the Company’s future cost on natural gas purchases by a similar amount.

Long-Term Debt:  A principal market risk affecting the Company is the exposure to changes in interest rates on the Company’s fixed-rate, long-term debt.  Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $5.1 million.  The fair value of the Company’s long-term debt was estimated using discounted future cash flows based on the Company’s incremental borrowing rate for similar types of borrowing arrangements.

Investments:  The Company holds trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans, and as part of an investment portfolio.  As of July 29, 2012, the balance of these securities totaled $185.6 million.  A portion of these securities represent fixed income funds.  The Company is subject to market risk due to fluctuations in the value of the remaining investments, as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis.  A 10 percent decline in the value of the investments not held in fixed income funds would have a direct negative impact to the Company’s pretax earnings of approximately $11.3 million, while a 10 percent increase in value would have a positive impact of the same amount.

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

(b)               Internal Controls.

During the third quarter of fiscal year 2012, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The live hog industry has evolved to very large, vertically integrated, year-round operations operating under long-term supply agreements.  This has resulted in fewer hogs being available on the cash spot market.  Additionally, overall hog production in the U.S. has declined.  The decrease in the supply of hogs could diminish the utilization of harvest and production facilities and increase the cost of the raw materials they produce.  Consequently, the Company uses long-term supply contracts based on market-based formulas or the cost of production to ensure a stable supply of raw materials while minimizing extreme fluctuations in costs over the long term.  This may result, in the short term, in costs for live hogs that are higher than the cash spot market depending on the relationship of the cash spot market to contract prices.  Market-based pricing on certain product lines, and lead time required to implement pricing adjustments, may prevent all or part of these cost increases from being recovered, and these higher costs could adversely affect our short-term financial results.

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

The Company has approximately 19,700 domestic and foreign employees, of which approximately 5,700 are represented by labor unions, principally the United Food and Commercial Workers’ Union.  A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities that results in work slowdowns or stoppages could harm the Company’s financial results.  The union contract at the Company’s facility in Stockton, California will expire during fiscal 2012, covering approximately 100 employees.  Negotiations at this facility currently are taking place.  The company also is currently negotiating a new contract at its Clougherty Packing (Farmer John) foodservice facility, covering approximately 115 people.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the Third Quarter of Fiscal 2012

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[2]
April 30, 2012 – June 3, 2012	1,100	$28.49	1,100	1,873,300
June 4, 2012 – July 1, 2012	25,032	29.10	25,000	1,848,300
July 2, 2012 – July 29, 2012	276,300	28.40	276,300	1,572,000
Total	302,432	$28.45	302,400

1The 32 shares repurchased during the quarter, other than through publicly announced plans or programs, represent purchases for a Company employee award program.

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

HORMEL FOODS CORPORATION
(Registrant)

Date: September 7, 2012	By	/s/ JODY H. FERAGEN
JODY H. FERAGEN
Executive Vice President, Chief Financial Officer,
and Director
(Principal Financial Officer)

Date: September 7, 2012	By	/s/ JAMES N. SHEEHAN
JAMES N. SHEEHAN
Vice President and Controller
(Principal Accounting Officer)