Form 10-K
period 2012-10-28
HORMEL FOODS CORP /DE/
filed 2012-12-19
CIK 48465

ANNUAL REPORT ON FORM 10-K

HORMEL FOODS CORPORATION

OCTOBER 28, 2012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 28, 2012

or

☐                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File Number: 1-2402

HORMEL FOODS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	41-0319970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Hormel Place
Austin, Minnesota	55912-3680
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (507) 437-5611

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0293 par value	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months.  Yes ☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of April 29, 2012, was $3,886,325,520, based on the closing price of $29.02 on the last business day of the registrant’s most recently completed second fiscal quarter.

As of November 30, 2012, the number of shares outstanding of each of the registrant’s classes of common stock was as follows:

Common Stock, $.0293 Par Value — 263,612,318 shares

Common Stock Non-Voting, $.01 Par Value — 0 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Stockholders’ Report for the fiscal year ended October 28, 2012, are incorporated by reference into Part I, Items 1 and 1A and Part II, Items 5-8 and 9A, and included as Exhibit 13.1 filed herewith.

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held January 29, 2013, are incorporated by reference into Part III, Items 10-14.

HORMEL FOODS CORPORATION

PART I

Item 1.  BUSINESS

(a)  General Development of Business

Hormel Foods Corporation, a Delaware corporation (the Company), was founded by George A. Hormel in 1891 in Austin, Minnesota, as George A. Hormel & Company.  The Company started as a processor of meat and food products and continues in this line of business.  The Company’s name was changed to Hormel Foods Corporation on January 31, 1995.  The Company is primarily engaged in the production of a variety of meat and food products and the marketing of those products throughout the United States and internationally.  Although pork and turkey remain the major raw materials for its products, the Company has emphasized for several years the manufacturing and distribution of branded, value-added consumer items rather than the commodity fresh meat business.  The Company has continually expanded its product portfolio through organic growth, new product development, and acquisitions.

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

The Company had no significant change in the type of products produced or services rendered, or in the markets or methods of distribution since the beginning of the 2012 fiscal year.

(b)  Segments

The Company’s business is reported in five segments: Grocery Products, Refrigerated Foods, Jennie-O Turkey Store (JOTS), Specialty Foods, and All Other.  Net sales to unaffiliated customers, operating profit, total assets, and the presentation of certain other financial information by segment, are reported in Note O of the Notes to Consolidated Financial Statements and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Annual Stockholder’s Report for the fiscal year ended October 28, 2012, incorporated herein by reference.

(c)  Description of Business

Products and Distribution

The Company’s products primarily consist of meat and other food products.  The meat products are sold fresh, frozen, cured, smoked, cooked, and canned.  The percentages of total revenues contributed by classes of similar products for the last three fiscal years of the Company are as follows:

	Fiscal Year Ended
	October 28, 2012	October 30, 2011	October 31, 2010
Perishable meat	53.5%	55.1%	54.3%
Poultry	19.3	19.1	18.7
Shelf-stable	17.6	16.8	17.5
Other	9.6	9.0	9.5
	100.0%	100.0%	100.0%

Reporting of revenues from external customers is based on similarity of products, as the same or similar products are sold across multiple distribution channels such as retail, foodservice, or international.  Revenues reported are based on financial information used to produce the Company’s general-purpose financial statements.

Perishable meat includes fresh meats, refrigerated meal solutions, sausages, hams, wieners, and bacon (excluding JOTS products). The Poultry category is composed primarily of JOTS products.  Shelf-stable includes canned luncheon meats, shelf-stable microwaveable meals, stews, chilies, hash, meat spreads, flour and corn tortillas, salsas, tortilla chips, and other items that do not require refrigeration.  The Other category primarily consists of nutritional food products and supplements, sugar and sugar substitutes, creamers, salt and pepper products, sauces and salad dressings, dessert and drink mixes, and industrial gelatin products.

Domestically, the Company sells its products in all 50 states.  The Company’s products are sold through its sales personnel, operating in assigned territories or as dedicated teams serving major customers, coordinated from sales offices located in most of the larger U.S. cities. The Company also utilizes independent brokers and distributors.  As of October 28, 2012, the Company had approximately 720 sales personnel engaged in selling its products.  Distribution of products to customers is primarily by common carrier.

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

The majority of the hogs harvested by the Company are purchased under supply contracts from producers located principally in California, Colorado, Illinois, Iowa, Kansas, Minnesota, Nebraska, North Dakota, Oklahoma, South Dakota, Texas, Utah, and Wisconsin.  The cost of hogs and the utilization of the Company’s facilities are affected by both the level and the methods of pork production in the United States.  The movement toward larger operations, which operate under supply agreements with processors, has resulted in fewer hogs being available on the spot cash market.  The Company, like others in the industry, uses supply contracts to manage the effects of this trend and to ensure a stable supply of raw materials.  The Company’s contracts are based on market-based formulas and/or the cost of production, to better balance input costs with customer pricing, and all contract costs are fully reflected in the Company’s reported financial statements.  In fiscal 2012, the Company purchased 97 percent of its hogs under supply contracts.  The Company also procures a portion of its hogs through farms that it either owns or operates in Arizona, California, Colorado, Kansas, and Wyoming.

In fiscal 2012, JOTS raised turkeys representing approximately 77 percent of the volume needed to meet its raw material requirements for whole bird and processed turkey products.  Turkeys not sourced within the Company are contracted with independent turkey growers.  JOTS’ turkey-raising farms are located throughout Minnesota and Wisconsin.

Production costs in raising hogs and turkeys are subject primarily to fluctuations in feed grain prices and, to a lesser extent, fuel costs.  To manage this risk, the Company hedges a portion of its anticipated purchases of grain using futures contracts.

Manufacturing

The Company has three plants that harvest hogs for processing.  Quality Pork Processors, Inc. of Dallas, Texas, operates the harvesting facility at Austin, Minnesota, under a custom harvesting arrangement.  The Company has seven turkey harvest and processing operations, and 36 facilities that produce and distribute other manufactured items.  Albert Lea Select Foods, Inc. operates the processing facility at Albert Lea, Minnesota, under a custom manufacturing agreement.  Company products are also custom manufactured by several other companies.  The following are the Company’s larger custom manufacturers: Abbyland Foods, Inc., Abbotsford, Wisconsin; Agropur Division Natrel USA, Maplewood, Minnesota; Cloverleaf Cold Storage, Sioux City, Iowa; Lakeside Packing Company, Manitowoc, Wisconsin; Mrs. Clark’s Foods, Ankeny, Iowa; OSI Industries LLC, Chicago, Illinois; Power Packaging, St. Charles, Illinois; Reichel Foods, Inc., Rochester, Minnesota; Reser’s Fine Foods, Topeka, Kansas; and Steuben Foods, Jamaica, New York.  Exel, Inc., based in Westerville, Ohio, operates distribution centers for the Company in Dayton, Ohio, and Osceola, Iowa.

Patents and Trademarks

There are numerous patents and trademarks that are important to the Company’s business.  The Company holds 44 U.S.-issued and six foreign patents.  Most of the trademarks are registered.  Some of the more significant owned or licensed trademarks used by the Company or its affiliates are:

HORMEL, ALWAYS TENDER, AMERICAN CLASSICS, AUSTIN BLUES, BANGKOK PADANG, BLACK LABEL, BREAD READY, BÚFALO, CAFÉ H, CALIFORNIA NATURAL, CHI-CHI’S, COMPLEATS, COUNTRY CROCK, CURE 81, CUREMASTER, DAN’S PRIZE, DI LUSSO, DINTY MOORE, DODGER DOG, DON MIGUEL, DOÑA MARIA, DUBUQUE, EMBASA, FARMER JOHN, FAST ‘N EASY, FIRE-BRAISED, HERB-OX, HERDEZ, HIBACHI GRILL, HOMELAND, HOUSE OF TSANG, JENNIE-O TURKEY STORE, KID’S KITCHEN, LA VICTORIA, LAYOUT, LITTLE SIZZLERS, LLOYD’S, MAGNIFOODS, MANNY’S, MARRAKESH EXPRESS, MARY KITCHEN, NATURAL CHOICE, NATURASELECT, OLD SMOKEHOUSE, PELOPONNESE, PILLOW PACK, POCO PAC, PREP CHEF, PREMORO, RANGE BRAND, REV, RICO OLE’, ROSA GRANDE, SAAG’S, SANDWICH MAKER, SAUCY BLUES, SPAM, SPAMTASTIC, STAGG, TEZZATA, THICK & EASY, VALLEY FRESH, WHOLLY GUACAMOLE, WHOLLY SALSA, and WRANGLERS.

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

Customers and Backlog Orders

During fiscal year 2012, sales to Wal-Mart Stores, Inc. (Wal-Mart) represented approximately 13.2 percent of the Company’s revenues (measured as gross sales less returns and allowances), compared to 12.5 percent in fiscal 2011.  Wal-Mart is a customer for all five segments of the Company.  The five largest customers in each segment make up approximately the following percentage of segment sales: 45 percent of Grocery Products, 36 percent of Refrigerated Foods, 37 percent of JOTS, 44 percent of Specialty Foods, and 27 percent of All Other.  The loss of one or more of the top customers in any of these segments could have a material adverse effect on the results of such segment.  Backlog orders are not significant due to the perishable nature of a large portion of the products.  Orders are accepted and shipped on a current basis.

Competition

The production and sale of meat and food products in the United States and internationally are highly competitive.  The Company competes with manufacturers of pork and turkey products, as well as national and regional producers of other meat and protein sources, such as beef, chicken, and fish.  The Company believes that its largest domestic competitors for its Refrigerated Foods segment in 2012 were Tyson Foods and Smithfield Foods; for its Grocery Products segment, ConAgra Foods, General Mills, and Campbell Soup Co.; and for JOTS, Cargill, Inc. and Butterball, LLC.

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

Research and Development

Research and development continues to be a vital part of the Company’s strategy to extend existing brands and expand into new branded items.  The expenditures for research and development for fiscal 2012, 2011, and 2010, were approximately $29.8 million, $29.4 million, and $27.6 million, respectively.   There are 131 employees engaged in full time research and development, 57 in the area of improving existing products and 74 in developing new products.

Employees

As of October 28, 2012, the Company had approximately 19,700 active domestic and foreign employees.

(d) Geographic Areas

Financial information about geographic areas, including total revenues attributed to the U.S. and all foreign countries in total for the last three fiscal years of the Company, is reported in Note O of the Notes to Consolidated Financial Statements of the Annual Stockholder’s Report for the fiscal year ended October 28, 2012, incorporated herein by reference.

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

(f) Executive Officers of the Registrant

				YEAR
				FIRST
		CURRENT OFFICE AND PREVIOUS		ELECTED
NAME	AGE	FIVE YEARS EXPERIENCE	DATES	OFFICER

Jeffrey M. Ettinger	54	Chairman of the Board, President and Chief Executive Officer	11/21/06 to Present	1998

Jody H. Feragen	56	Executive Vice President and Chief Financial Officer	11/01/10 to Present	2000
		Senior Vice President and Chief Financial Officer	01/01/07 to 10/31/10

Steven G. Binder	55	Executive Vice President/President Hormel Business Units	10/31/11 to Present	1998
		Executive Vice President (Refrigerated Foods)	11/01/10 to 10/30/11
		Group Vice President (Refrigerated Foods)	07/30/07 to 10/31/10

Ronald W. Fielding	59	Executive Vice President (Corporate Strategy, Planning and Development)	11/01/10 to Present (retires 12/31/12)	1997
		Executive Vice President (Grocery Products/ Corporate Development)	04/07/08 to 10/31/10
		Executive Vice President (Grocery Products/ Mergers and Acquisitions)	01/01/07 to 04/06/08

Richard A. Bross	61	Group Vice President/President Hormel Foods International Corporation	10/29/01 to Present (retires 12/31/12)	1995

Thomas R. Day	54	Group Vice President (Foodservice)	11/01/10 to Present	2000
		Senior Vice President (Foodservice)	07/30/07 to 10/31/10

Donald H. Kremin	52	Group Vice President (Specialty Foods Group)	10/31/11 to Present	2007
		Vice President/Senior Vice President Consumer Product Sales (Wal-Mart)	10/29/07 to 10/30/11

Glenn R. Leitch	52	Group Vice President/President Jennie-O Turkey Store, Inc.	10/31/11 to Present	2011
		General Manager (Jennie-O Turkey Store, Inc.)	05/30/11 to 10/30/11
		Senior Vice President — Commodity (Supply Chain Division — Jennie-O Turkey Store, Inc.)	04/30/01 to 05/29/11

(f) Executive Officers of the Registrant - Continued

				YEAR
				FIRST
		CURRENT OFFICE AND PREVIOUS		ELECTED
NAME	AGE	FIVE YEARS EXPERIENCE	DATES	OFFICER

James P. Snee	45	Group Vice President/President Hormel Foods International	10/29/12 to Present	2008
		Vice President/Senior Vice President Hormel Foods International Corporation	10/31/11 to 10/28/12
		Vice President (Affiliated Business Units — Refrigerated Foods)	10/27/08 to 10/30/11
		Director (Purchasing)	02/13/06 to 10/26/08

James M. Splinter	50	Group Vice President (Grocery Products)	11/01/10 to Present	2003
		Vice President (Marketing-Consumer Products- Refrigerated Foods)	06/02/03 to 10/31/10

Larry L. Vorpahl	49	Group Vice President/President Consumer Products Sales	10/31/05 to Present	1999

William F. Snyder	55	Senior Vice President (Supply Chain)	10/31/05 to Present	1999

Roland G. Gentzler	58	Vice President (Finance) and Treasurer	01/01/07 to Present	2007

Brian D. Johnson	52	Vice President and Corporate Secretary	11/22/10 to Present	2007
		Corporate Secretary and Senior Attorney	10/29/07 to 11/21/10

David P. Juhlke	53	Vice President (Human Resources)	10/31/05 to Present	2005

Lori J. Marco	45	Vice President (External Affairs) and General Counsel	01/24/11 to Present	2011
		Senior Attorney	01/01/07 to 01/23/11

Phillip L. Minerich, Ph.D.	59	Vice President (Research and Development)	10/31/05 to Present	2005

James N. Sheehan	57	Vice President and Controller	05/01/00 to Present	1999

No family relationship exists among the executive officers.

Executive officers are elected annually by the Board of Directors at the first meeting following the Annual Meeting of Stockholders.  Vacancies may be filled and additional officers elected at any time.

Item 1A.  RISK FACTORS

Information on the Company’s risk factors included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 27 through 29 of the Annual Stockholders’ Report for the fiscal year ended October 28, 2012, is incorporated herein by reference.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Location	Principal Segment (1)	Approximate Area (Square Feet, Unless Noted)	Owned or Leased	Lease Expiration Date

Harvest and Processing Plants
Austin, Minnesota	Refrigerated Foods Grocery Products Specialty Foods All Other	1,399,000	Owned
Barron, Wisconsin	JOTS	392,000	Owned
Faribault, Minnesota	JOTS	173,000	Owned
Fremont, Nebraska	Refrigerated Foods Grocery Products Specialty Foods All Other	700,000	Owned
Melrose, Minnesota	JOTS	134,000	Owned
Vernon, California	Refrigerated Foods	632,000	Owned
	All Other	93,000	Leased	March 2014
Willmar, Minnesota	JOTS	338,000	Owned

Processing Plants
Albert Lea, Minnesota	Refrigerated Foods	78,000	Owned
Algona, Iowa	Refrigerated Foods	153,000	Owned
Alma, Kansas	Refrigerated Foods	66,000	Owned
Aurora, Illinois	Specialty Foods	141,000	Owned
Beijing, China	All Other	95,000	80% Owned
Beloit, Wisconsin	Grocery Products Specialty Foods	339,000	Owned
	Grocery Products Specialty Foods	5,000	Leased	Monthly
Bremen, Georgia	Specialty Foods	156,000	Owned
Browerville, Minnesota	Refrigerated Foods	95,000	Owned
Dubuque, Iowa	Grocery Products	342,000	Owned
Duluth, Georgia	Specialty Foods	80,000	Owned
Knoxville, Iowa	Refrigerated Foods	130,000	Owned
Lathrop, California	Refrigerated Foods	85,000	Owned
Long Prairie, Minnesota	Refrigerated Foods	86,000	Owned
Mendota Heights, Minnesota	Refrigerated Foods	58,000	Owned
Mitchellville, Iowa	Specialty Foods	81,000	Owned
Montevideo, Minnesota	JOTS	89,000	Owned
Nevada, Iowa	Refrigerated Foods	139,000	Owned
New Berlin, Wisconsin	Grocery Products	70,000	Leased	February 2016
Osceola, Iowa	Refrigerated Foods	365,000	Owned
Pelican Rapids, Minnesota	JOTS	373,000	Owned
Perrysburg, Ohio	Specialty Foods	183,000	Owned
Quakertown, Pennsylvania	Specialty Foods	10,000	Owned
Rochelle, Illinois	Refrigerated Foods Grocery Products Specialty Foods	398,000	Owned
San Leandro, California	Refrigerated Foods	41,000	Leased	November 2021
Savannah, Georgia	Specialty Foods	300,000	Owned
Shanghai, China	All Other	33,000	81% Owned
Sparta, Wisconsin	Specialty Foods	385,000	Owned
Stockton, California	Grocery Products Specialty Foods	139,000	Owned
Tucker, Georgia	Grocery Products Refrigerated Foods Specialty Foods	283,000	Owned

Item 2.  PROPERTIES — Continued

Location	Principal Segment (1)	Approximate Area (Square Feet, Unless Noted)		Owned or Leased	Lease Expiration Date

Processing Plants (continued)
Visalia, California	Specialty Foods	107,000		Owned
Wichita, Kansas	Refrigerated Foods	87,000		Owned

Warehouse/Distribution Centers
Austin, Minnesota	Refrigerated Foods Grocery Products	82,000		Owned
Bondurant, Iowa	Specialty Foods	99,000		Owned
Dayton, Ohio	Refrigerated Foods Grocery Products Specialty Foods	140,000		Owned
Eldridge, Iowa	Grocery Products Specialty Foods	424,000		Leased	July 2019
Fresno, California	Refrigerated Foods	25,000		Owned
Nevada, Iowa	Refrigerated Foods	87,000		Owned
Osceola, Iowa	Refrigerated Foods	233,000		Owned
Shanghai, China	All Other	26,000		Leased	June 2016
Stockton, California	Grocery Products	330,000		Leased	December 2014
Tucker, Georgia	Grocery Products Refrigerated Foods Specialty Foods	96,000		Leased	September 2013
Vernon, California	Refrigerated Foods	118,000		Owned
Willmar, Minnesota	JOTS	119,000		Owned
		3,000		Leased	November 2016

Hog Production Facilities
Albin, Wyoming	Refrigerated Foods	458,000		Owned
Corcoran, California	Refrigerated Foods	816,000		Owned
Holbrook, Arizona	Refrigerated Foods	13,000		Owned
Las Animas, Colorado	Refrigerated Foods	801,000		Owned
Pine Bluffs, Wyoming	Refrigerated Foods	64,000		Owned
Snowflake, Arizona	Refrigerated Foods	1,529,000		Owned

Hatcheries
Barron, Wisconsin	JOTS	29,000		Owned
Detroit Lakes, Minnesota	JOTS	27,000		Owned
Henning, Minnesota	JOTS	21,000		Owned

Feed Mills
Albin, Wyoming	Refrigerated Foods	6,000		Owned
Atwater, Minnesota	JOTS	19,000		Owned
Barron, Wisconsin	JOTS	26,000		Owned
Corcoran, California	Refrigerated Foods	5,000		Owned
Dawson, Minnesota	JOTS	37,000		Owned
Faribault, Minnesota	JOTS	25,000		Owned
Henning, Minnesota	JOTS	5,000		Owned
Northfield, Minnesota	JOTS	17,000		Owned
Perham, Minnesota	JOTS	26,000		Owned
Snowflake, Arizona	Refrigerated Foods	28,000		Owned
Swanville, Minnesota	JOTS	29,000		Owned

Turkey Farms
Minnesota and Wisconsin	JOTS	15,500	(2)	Owned

Item 2.  PROPERTIES — Continued

Location	Principal Segment (1)	Approximate Area (Square Feet, Unless Noted)	Owned or Leased	Lease Expiration Date

Research and Development
Austin, Minnesota	All Segments	83,000	Owned
Shanghai, China	All Other	5,000	Leased	September 2013
Willmar, Minnesota	JOTS	10,000	Owned

Administrative Offices
Austin, Minnesota	All Segments	260,000	Owned
Beijing, China	All Other	4,000	Leased	May 2013
Gainesville, Georgia	Refrigerated Foods	5,000	Leased	November 2014
Las Animas, Colorado	Refrigerated Foods	4,000	Leased	January 2014
Moorabbin, Australia	All Other	3,000	Leased	August 2013
Savannah, Georgia	Specialty Foods	14,000	Owned
Shanghai, China	All Other	13,000	Leased	September 2013
Taylor, Arizona	Refrigerated	5,000	Leased	January 2015
Spicer, Minnesota	JOTS	14,000	Leased	June 2013
Vernon, California	Refrigerated Foods	17,000	Leased	March 2014
Willmar, Minnesota	JOTS	21,000	Owned

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

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The high and low sales price of the Company’s common stock and the dividends per share declared for each quarter of fiscal 2012 and fiscal 2011 are shown below:

2012	High	Low	Dividend
First Quarter	$30.330	$28.170	$0.1500
Second Quarter	29.650	27.980	0.1500
Third Quarter	30.700	27.700	0.1500
Fourth Quarter	29.850	27.280	0.1500

2011	High	Low	Dividend
First Quarter	$26.135	$22.515	$0.1275
Second Quarter	29.480	24.525	0.1275
Third Quarter	30.500	27.600	0.1275
Fourth Quarter	30.060	25.880	0.1275

On November 22, 2010, the Board of Directors authorized a two-for-one split of the Company’s common stock, which was subsequently approved by shareholders at the Company’s Annual Meeting on January 31, 2011, and effected on February 1, 2011.  All numbers in the table above reflect the impact of this stock split.

Additional information about dividends, principal market of trade, and number of stockholders on page 60 of the Annual Stockholders’ Report for the fiscal year ended October 28, 2012, is incorporated herein by reference.  The Company’s common stock has been listed on the New York Stock Exchange since January 16, 1990.

Issuer purchases of equity securities in the fourth quarter of fiscal year 2012 are shown below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July 30, 2012 — September 2, 2012	381,800	$27.96	381,800	1,190,200
September 3, 2012 — September 30, 2012	—	—	—	1,190,200
October 1, 2012 — October 28, 2012	—	—	—	1,190,200
Total	381,800	$27.96	381,800

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

Item 6.  SELECTED FINANCIAL DATA

Selected Financial Data for the five fiscal years ended October 28, 2012, on page 13 of the Annual Stockholders’ Report for the fiscal year ended October 28, 2012, is incorporated herein by reference.

Item 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information in the Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 14 through 30 of the Annual Stockholders’ Report for the fiscal year ended October 28, 2012, is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information on the Company’s exposure to market risk included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 29 and 30 of the Annual Stockholders’ Report for the fiscal year ended October 28, 2012, is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements, including unaudited quarterly data, on pages 34 through 59 and the Report of Independent Registered Public Accounting Firm on page 33 of the Annual Stockholders’ Report for the fiscal year ended October 28, 2012, are incorporated herein by reference.

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

Internal Control over Financial Reporting

(a)               The report entitled “Management’s Report on Internal Control Over Financial Reporting” on page 31 of the Annual Stockholder’s Report for the fiscal year ended October 28, 2012, is incorporated herein by reference.

(b)               The report entitled “Report of Independent Registered Public Accounting Firm” on page 32 of the Annual Stockholder’s Report for the fiscal year ended October 28, 2012, is incorporated herein by reference.

(c)                During the fourth quarter of fiscal year 2012, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information under “Item 1 - Election of Directors” on pages 2 through 6, information under “Board Independence” on pages 7 and 8, and information under “Board of Director and Committee Meetings” on pages 8 and 9 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 29, 2013, is incorporated herein by reference.

Information concerning Executive Officers is set forth in Part I, Item 1(f) of this Annual Report on Form 10-K, pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K.

Information under “Section 16(a) Beneficial Ownership Reporting Compliance,” on page 35 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 29, 2013, is incorporated herein by reference.

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

Item 11.  EXECUTIVE COMPENSATION

Information commencing with “Executive Compensation” on page 14 through “Potential Payments Upon Termination at Fiscal 2012 Year End” on pages 30 and 31, and information under “Compensation of Directors” on pages 10 through 12 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 29, 2013, is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information under “Equity Compensation Plan Information” on page 33, and information under “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” on pages 13 and 14 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 29, 2013, is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information under “Related Party Transactions” on pages 34 and 35 and “Board Independence” on pages 7 and 8 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 29, 2013, is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information under “Independent Registered Public Accounting Firm Fees” and “Audit Committee Preapproval Policies and Procedures” on pages 12 and 13 of the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held January 29, 2013, is incorporated herein by reference.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The response to Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORMEL FOODS CORPORATION

By:	/s/ JEFFREY M. ETTINGER	December 19, 2012
	JEFFREY M. ETTINGER, Chairman of the	Date
Board, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Date	Title

/s/ JEFFREY M. ETTINGER	12/19/12	Chairman of the Board, President, Chief Executive Officer, and Director (Principal Executive Officer)
JEFFREY M. ETTINGER

/s/ JODY H. FERAGEN	12/19/12	Executive Vice President, Chief Financial Officer, and Director (Principal Financial Officer)
JODY H. FERAGEN

/s/ JAMES N. SHEEHAN	12/19/12	Vice President and Controller (Principal Accounting Officer)
JAMES N. SHEEHAN

	12/19/12	Director
TERRELL K. CREWS

/s/ GLENN S. FORBES*	12/19/12	Director
GLENN S. FORBES

/s/ STEPHEN M. LACY*	12/19/12	Director
STEPHEN M. LACY

/s/ SUSAN I. MARVIN*	12/19/12	Director
SUSAN I. MARVIN

/s/ JOHN L. MORRISON*	12/19/12	Director
JOHN L. MORRISON

/s/ ELSA A. MURANO*	12/19/12	Director
ELSA A. MURANO

/s/ ROBERT C. NAKASONE*	12/19/12	Director
ROBERT C. NAKASONE

/s/ SUSAN K. NESTEGARD*	12/19/12	Director
SUSAN K. NESTEGARD

/s/ DAKOTA A. PIPPINS*	12/19/12	Director
DAKOTA A. PIPPINS

/s/ CHRISTOPHER J. POLICINSKI*	12/19/12	Director
CHRISTOPHER J. POLICINSKI

*By: /s/ JAMES N. SHEEHAN	12/19/12
JAMES N. SHEEHAN,
as Attorney-In-Fact

ANNUAL REPORT ON FORM 10-K

ITEM 15

LIST OF FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULE

LIST OF EXHIBITS

FISCAL YEAR ENDED OCTOBER 28, 2012

HORMEL FOODS CORPORATION

Austin, Minnesota

Item 15

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

HORMEL FOODS CORPORATION

FINANCIAL STATEMENTS

The following consolidated financial statements of Hormel Foods Corporation included in the Annual Stockholders’ Report for the fiscal year ended October 28, 2012, are incorporated herein by reference in Item 8 of Part II of this report:

Consolidated Statements of Financial Position--October 28, 2012, and October 30, 2011.

Consolidated Statements of Operations--Fiscal Years Ended October 28, 2012, October 30, 2011, and October 31, 2010.

Consolidated Statements of Comprehensive Income--Fiscal Years Ended October 28, 2012, October 30, 2011, and October 31, 2010.

Consolidated Statements of Changes in Shareholders’ Investment--Fiscal Years Ended October 28, 2012, October 30, 2011, and October 31, 2010.

Consolidated Statements of Cash Flows--Fiscal Years Ended October 28, 2012, October 30, 2011, and October 31, 2010.

Notes to Financial Statements--October 28, 2012.

Report of Independent Registered Public Accounting Firm

FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statement schedule of Hormel Foods Corporation required pursuant to Item 15(c) is submitted herewith:

Schedule II - Valuation and Qualifying Accounts and Reserves...F-3

FINANCIAL STATEMENTS AND SCHEDULES OMITTED

All other financial statements and schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

HORMEL FOODS CORPORATION

(In Thousands)

		Additions/(Benefits)
	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other Accounts-	Deductions-		End of
Classification	of Period	Expenses	Describe	Describe		Period

Valuation reserve deduction from assets account:

Fiscal year ended October 28, 2012
Allowance for doubtful accounts				$169	(1)
receivable	$4,000	$155	$0	(14)	(2)	$4,000

Fiscal year ended October 30, 2011
Allowance for doubtful accounts				$233	(1)
receivable	$4,000	$(149)	$0	(382)	(2)	$4,000

Fiscal year ended October 31, 2010
Allowance for doubtful accounts				$340	(1)
receivable	$4,064	$(307)	$0	(583)	(2)	$4,000

Note (1) — Uncollectible accounts written off.

Note (2) — Recoveries on accounts previously written off.

LIST OF EXHIBITS

HORMEL FOODS CORPORATION

NUMBER	DESCRIPTION OF DOCUMENT
3.1(1)

Restated Certificate of Incorporation as amended to date. (Incorporated by reference to Exhibit 3.1 to Hormel’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2011, File No. 001-02402.)

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

4.3

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of holders of certain long-term debt are not filed. Hormel agrees to furnish copies thereof to the Securities and Exchange Commission upon request.

10.1(1)(3)	Hormel Foods Corporation Operators’ Shares Incentive Compensation Plan. (Incorporated by reference to Appendix A to Hormel’s definitive Proxy Statement filed on December 19, 2012, File No. 001-02402.)

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

10.8(1)(3)

Form of Indemnification Agreement for Directors and Officers. (Incorporated by reference to Exhibit 10.1 to Hormel’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2012, File No. 001-02402.)

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

11.1(2)	Statement re: computation of per share earnings. (Included in Exhibit 13.1 filed with this Annual Report on Form 10-K for the fiscal year ended October 28, 2012.)

13.1(2)	Pages 13 through 62 of the Annual Stockholders’ Report for the fiscal year ended October 28, 2012.

21.1(2)	Subsidiaries of the Registrant.

23.1(2)	Consent of Independent Registered Public Accounting Firm.

24.1(2)	Power of Attorney.

31.1(2)	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(2)	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(2)	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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