Form 10-Q
period 2013-01-27
HORMEL FOODS CORP /DE/
filed 2013-03-08
CIK 48465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 27, 2013

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 3, 2013
Common Stock	$.0293 par value	264,871,113
Common Stock Non-Voting	$.01 par value	-0-

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except share and per share amounts)

	January 27,	October 28,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$887,677	$682,388
Short-term marketable securities	—	77,387
Accounts receivable	466,536	507,041
Inventories	953,682	950,521
Income taxes receivable	—	16,460
Deferred income taxes	70,402	68,560
Prepaid expenses	13,276	12,772
Other current assets	8,272	5,555
TOTAL CURRENT ASSETS	2,399,845	2,320,684

DEFERRED INCOME TAXES	141,233	144,245

GOODWILL	630,875	630,875

OTHER INTANGIBLES	120,882	123,072

PENSION ASSETS	49	49

INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	280,886	286,537

OTHER ASSETS	132,866	134,024

PROPERTY, PLANT AND EQUIPMENT
Land	56,506	56,258
Buildings	771,628	767,876
Equipment	1,452,593	1,435,630
Construction in progress	75,422	82,254
	2,356,149	2,342,018
Less allowance for depreciation	(1,439,955)	(1,417,538)
	916,194	924,480

TOTAL ASSETS	$4,622,830	$4,563,966

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except share and per share amounts)

	January 27,	October 28,
	2013	2012
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$324,367	$385,877
Accrued expenses	58,027	49,792
Accrued workers compensation	35,623	33,543
Accrued marketing expenses	98,334	78,712
Employee related expenses	138,077	193,463
Taxes payable	35,082	4,864
Interest and dividends payable	47,876	40,049
TOTAL CURRENT LIABILITIES	737,386	786,300

PENSION AND POST-RETIREMENT BENEFITS	613,009	615,428

LONG-TERM DEBT—less current maturities	250,000	250,000

OTHER LONG-TERM LIABILITIES	88,483	87,313

SHAREHOLDERS’ INVESTMENT
Preferred stock, par value $.01 a share—authorized 160,000,000 shares; issued—none
Common stock, non-voting, par value $.01 a share—authorized 400,000,000 shares; issued—none
Common stock, par value $.0293 a share—authorized 800,000,000 shares; issued 264,680,489 shares January 27, 2013 issued 263,044,280 shares October 28, 2012	7,755	7,707
Additional paid-in capital	23,494	—
Accumulated other comprehensive loss	(324,458)	(323,569)
Retained earnings	3,220,347	3,135,317
HORMEL FOODS CORPORATION SHAREHOLDERS’ INVESTMENT	2,927,138	2,819,455
NONCONTROLLING INTEREST	6,814	5,470
TOTAL SHAREHOLDERS’ INVESTMENT	2,933,952	2,824,925

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$4,622,830	$4,563,966

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	January 27, 2013	January 29, 2012

Net sales	$2,116,241	$2,039,439
Cost of products sold	1,772,048	1,702,030
GROSS PROFIT	344,193	337,409

Selling, general and administrative	155,831	152,477

Equity in earnings of affiliates	9,843	11,001

OPERATING INCOME	198,205	195,933

Other income and expense:
Interest and investment income	1,810	1,590
Interest expense	(3,094)	(3,214)

EARNINGS BEFORE INCOME TAXES	196,921	194,309

Provision for income taxes	65,876	64,976

NET EARNINGS	131,045	129,333
Less: Net earnings attributable to noncontrolling interest	1,329	938
NET EARNINGS ATTRIBUTABLE TO HORMEL FOODS CORPORATION	$129,716	$128,395

NET EARNINGS PER SHARE:
BASIC	$0.49	$0.49
DILUTED	$0.48	$0.48

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	263,944	263,946
DILUTED	269,140	269,608

DIVIDENDS DECLARED PER SHARE:	$0.17	$0.15

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended
	January 27, 2013	January 29, 2012

NET EARNINGS	$131,045	$129,333
Other comprehensive income (loss), net of tax:
Foreign currency translation	384	593
Pension and other benefits	5,554	881
Deferred hedging	(6,812)	(11,291)
TOTAL OTHER COMPREHENSIVE LOSS	(874)	(9,817)
COMPREHENSIVE INCOME	130,171	119,516
Less: Comprehensive income attributable to noncontrolling interest	1,344	974
COMPREHENSIVE INCOME ATTRIBUTABLE TO HORMEL FOODS CORPORATION	$128,827	$118,542

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT

(in thousands, except per share amounts)

(Unaudited)

	Hormel Foods Corporation Shareholders
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment

Balance at October 30, 2011	$7,734	$—	$—	$2,824,331	$(175,483)	$3,234	$2,659,816
Net earnings				500,050		4,911	504,961
Other comprehensive (loss) income					(148,086)	51	(148,035)
Purchases of common stock		(61,366)					(61,366)
Stock-based compensation expense			16,710				16,710
Exercise of stock options/nonvested shares	36	(295)	13,576				13,317
Shares retired	(63)	61,661	(30,286)	(31,312)			—
Proceeds from noncontrolling interest						774	774
Distribution to noncontrolling interest						(3,500)	(3,500)
Declared cash dividends — $.60 per share				(157,752)			(157,752)
Balance at October 28, 2012	$7,707	$—	$—	$3,135,317	$(323,569)	$5,470	$2,824,925
Net earnings				129,716		1,329	131,045
Other comprehensive (loss) income					(889)	15	(874)
Stock-based compensation expense			5,576				5,576
Exercise of stock options/nonvested shares	48		17,918				17,966
Declared cash dividends — $.17 per share				(44,686)			(44,686)
Balance at January 27, 2013	$7,755	$—	$23,494	$3,220,347	$(324,458)	$6,814	$2,933,952

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	January 27, 2013	January 29, 2012
OPERATING ACTIVITIES
Net earnings	$131,045	$129,333
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	27,655	28,389
Amortization of intangibles	2,189	2,426
Equity in earnings of affiliates, net of dividends	156	159
Provision for deferred income taxes	(2,395)	(201)
Gain on property/equipment sales and plant facilities	(234)	(178)
Non-cash investment activities	(1,142)	(1,039)
Stock-based compensation expense	5,576	6,240
Excess tax benefit from stock-based compensation	(13,261)	(1,929)
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	40,505	38,605
(Increase) decrease in inventories	(3,161)	2,995
Decrease in prepaid expenses and other current assets	2,318	3,067
Increase in pension and post-retirement benefits	6,511	4,460
Decrease in accounts payable and accrued expenses	(53,949)	(60,167)
NET CASH PROVIDED BY OPERATING ACTIVITIES	141,813	152,160

INVESTING ACTIVITIES
Sale of trading securities	77,558	—
Acquisitions of businesses/intangibles	—	(168)
Purchases of property/equipment	(22,053)	(30,458)
Proceeds from sales of property/equipment	2,919	1,055
Decrease in investments, equity in affiliates, and other assets	7,919	998
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	66,343	(28,573)

FINANCING ACTIVITIES
Dividends paid on common stock	(39,438)	(33,600)
Share repurchase	—	(11,117)
Proceeds from exercise of stock options	23,222	3,885
Excess tax benefit from stock-based compensation	13,261	1,929
NET CASH USED IN FINANCING ACTIVITIES	(2,955)	(38,903)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	88	804
INCREASE IN CASH AND CASH EQUIVALENTS	205,289	85,488
Cash and cash equivalents at beginning of year	682,388	463,130
CASH AND CASH EQUIVALENTS AT END OF QUARTER	$887,677	$548,618

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A                GENERAL

Basis of Presentation

The accompanying unaudited consolidated financial statements of Hormel Foods Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year.  The balance sheet at October 28, 2012, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2012.

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation.  The reclassifications had no impact on net earnings as previously reported.

Investments

The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans, which is included in other assets on the Consolidated Statements of Financial Position.  The securities held by the trust are classified as trading securities.  Therefore, unrealized gains and losses associated with these investments are included in the Company’s earnings.  Securities held by the trust generated a gain of $1.5 million for the quarter ended January 27, 2013, compared to a gain of $1.3 million for the quarter ended January 29, 2012.  The majority of this portfolio is held in fixed return investments to reduce the exposure to volatility in equity markets.

During fiscal 2012 and 2013, the Company also held securities as part of an investment portfolio, which are classified as short-term marketable securities on the Consolidated Statements of Financial Position.  These investments are also trading securities.  Therefore, unrealized gains and losses are included in the Company’s earnings.  The Company recorded a gain of $0.2 million related to these investments for the quarter ended January 27, 2013, compared to a gain of $0.3 million for the quarter ended January 29, 2012.  These securities were liquidated in the first quarter of fiscal 2013.

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

Guarantees

The Company enters into various agreements guaranteeing specified obligations of affiliated parties.  The Company’s guarantees either terminate in one year or remain in place until such time as the Company revokes the agreement.  The Company currently provides a revocable standby letter of credit for $5.6 million to guarantee obligations that may arise under worker compensation claims of an affiliated party.  This potential obligation is not reflected in the Company’s Consolidated Statements of Financial Position.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) updated the guidance within Accounting Standards Codification (ASC) 220, Comprehensive Income.  The update eliminates the option for companies to report other comprehensive income and its related components in the Statement of Changes in Stockholders’ Equity.  Instead, companies have the option to present total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous Statement of Comprehensive Income or in two separate but consecutive statements.  The updated guidance is to be applied retrospectively, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  The Company early adopted the provisions of this accounting standard during the fourth quarter of fiscal 2012, and adoption did not have a material impact on the consolidated financial statements, as it relates to presentation only.

In February 2013, the FASB further updated the guidance within ASC 220, Comprehensive Income.  The update requires companies to report, in one place, information about reclassifications out of accumulated other comprehensive income (AOCI) and changes in AOCI balances.  For significant items reclassified out of AOCI to net income in their entirety in the same reporting period, reporting is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under United States Generally Accepted Accounting Principles is required.  The above information must be presented in one place, either parenthetically on the face of the financial statements by income statement line item, or in a note.  The updated guidance is to be applied prospectively, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, with early adoption permitted.  The Company intends to adopt the new provisions of this accounting standard at the beginning of fiscal year 2014, and adoption is not expected to have a material impact on the consolidated financial statements as it relates to presentation and disclosure only.

In December 2011, the FASB updated the guidance within ASC 210, Balance Sheet.  The update enhances disclosures related to the offsetting of certain assets and liabilities to enable users of financial statements to understand the effect of those arrangements on financial position.  The updated guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2014, and adoption is not expected to have a material impact on the consolidated financial statements.

NOTE B                ACQUISITIONS

On January 31, 2013, subsequent to the end of the first quarter, the Company acquired the United States based  Skippy®  peanut butter business from Conopco, Inc. (doing business as Unilever United States Inc.), of Englewood Cliffs, N.J. for a preliminary purchase price of $663.1 million in cash.  This acquisition includes the Little Rock, Arkansas manufacturing facility and all sales worldwide, except sales in China.  The Company expects to close the acquisition of the China based Skippy® peanut butter business by the end of fiscal year 2013 for an additional investment of approximately $42.0 million.  The purchase price is preliminary pending final working capital adjustments, and was funded by the Company with existing cash on hand generated from operations and liquidating marketable securities.

Skippy® is a well-established brand that allows the Company to expand its presence in the center of the store with a non-meat protein product and reinforces the Company’s balanced product portfolio.  The acquisition also provides the opportunity to strengthen the Company’s global presence and complements the international sales strategy for the SPAM family of products.

Operating results for this acquisition will be included in the Company’s Consolidated Statements of Operations from the date of acquisition (i.e. beginning in the second quarter) and will primarily be reflected in the Grocery Products and All Other reporting segments.

The acquisition will be accounted for as a business combination using the acquisition method.  The Company is currently in the process of estimating the acquisition date fair values of the assets acquired and liabilities assumed, using independent appraisals and other analyses.  Therefore, a preliminary allocation of the purchase price to the acquired assets, liabilities, and goodwill will be performed during the second quarter of fiscal 2013.

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

A reconciliation of the number of options outstanding and exercisable (in thousands) as of January 27, 2013, and changes during the quarter then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at October 28, 2012	20,454	$19.67
Granted	1,617	30.98
Exercised	2,878	15.15
Forfeitures	13	28.10
Outstanding at January 27, 2013	19,180	$21.29	6.0 years	$262,364
Exercisable at January 27, 2013	13,044	$18.61	4.8 years	$218,293

The weighted-average grant date fair value of stock options granted and the total intrinsic value of options exercised (in thousands) during the first quarter of fiscal years 2013 and 2012, is as follows:

	Three Months Ended
	January 27, 2013	January 29, 2012
Weighted-average grant date fair value	$5.10	$5.75
Intrinsic value of exercised options	$46,520	$5,829

The fair value of each option award is calculated on the date of grant using the Black-Scholes valuation model utilizing the following weighted-average assumptions:

	Three Months Ended
	January 27, 2013	January 29, 2012
Risk-Free Interest Rate	1.3%	1.9%
Dividend Yield	2.2%	2.0%
Stock Price Volatility	20.0%	21.0%
Expected Option Life	8 years	8 years

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

The Company’s nonvested shares granted on or before September 26, 2010, vest after five years or upon retirement.  Nonvested shares granted after September 26, 2010, vest after one year.  There were no changes to the balance of nonvested shares during the first quarter, with 139 thousand shares outstanding at a weighted-average fair value of $21.47 as of January 27, 2013.

No shares vested during the first quarter of fiscal year 2013, while the fair value of shares vested in the first quarter of 2012 was $0.7 million.

Stock-based compensation expense, along with the related income tax benefit, for the first quarter of fiscal years 2013 and 2012 is presented in the table below.

	Three Months Ended
(in thousands)	January 27, 2013	January 29, 2012
Stock-based compensation expense recognized	$5,576	$6,240
Less: Income tax benefit recognized	2,108	2,366
After-tax stock-based compensation expense	$3,468	$3,874

At January 27, 2013, there was $13.9 million of total unrecognized compensation expense from stock-based compensation arrangements granted under the plans.  This compensation is expected to be recognized over a weighted-average period of approximately 4.3 years.  During the quarter ended January 27, 2013, cash received from stock option exercises was $23.2 million compared to $3.9 million for the quarter ended January 29, 2012.  The total tax benefit to be realized for tax deductions from these option exercises for the quarter ended January 27, 2013, was $17.6 million compared to $2.2 million in the comparable quarter of fiscal 2012.

Shares issued for option exercises and nonvested shares may be either authorized but unissued shares, or shares of treasury stock acquired in the open market or otherwise.

NOTE D                                               GOODWILL AND INTANGIBLE ASSETS

The carrying amounts of goodwill for the quarter ended January 27, 2013, are presented in the table below.  There were no changes to these carrying amounts during the first quarter.

(in thousands)	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	All Other	Total
Balance as of January 27, 2013	$123,316	$96,643	$203,214	$207,028	$674	$630,875

The gross carrying amount and accumulated amortization for definite-lived intangible assets are presented in the table below.

	January 27, 2013		October 28, 2012
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists/relationships	$22,148	$(15,271)	$22,148	$(14,684)
Proprietary software & technology	22,000	(17,932)	22,000	(17,319)
Formulas & recipes	17,854	(12,220)	17,854	(11,686)
Distribution network	4,120	(3,850)	4,120	(3,783)
Other intangibles	9,466	(7,292)	9,466	(6,903)
Total	$75,588	$(56,565)	$75,588	$(54,375)

Amortization expense was $2.2 million for the quarter ended January 27, 2013, compared to $2.4 million for the quarter ended January 29, 2012.

Estimated annual amortization expense (in thousands) for the five fiscal years after October 28, 2012, is as follows:

Fiscal Year	Estimated Amortization Expense
2013	$7,768
2014	6,372
2015	3,192
2016	1,023
2017	636

The carrying amounts for indefinite-lived intangible assets are presented in the table below.

(in thousands)	January 27, 2013	October 28, 2012
Brands/tradenames/trademarks	$93,875	$93,875
Other intangibles	7,984	7,984
Total	$101,859	$101,859

NOTE E                                               INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES

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

Investments in and receivables from affiliates consists of the following:

			January 27,	October 28,
(in thousands)	Segment	% Owned	2013	2012
MegaMex Foods, LLC	Grocery Products	50%	$196,562	$205,315
Foreign Joint Ventures	All Other	Various (26-50%)	84,324	81,222
Total			$280,886	$286,537

Equity in earnings of affiliates consists of the following:

		Three Months Ended
(in thousands)	Segment	January 27, 2013	January 29, 2012
MegaMex Foods, LLC	Grocery Products	$7,037	$8,624
Foreign Joint Ventures	All Other	2,806	2,377
Total		$9,843	$11,001

The Company recognized a basis difference of $21.3 million associated with the formation of MegaMex Foods, LLC, which is being amortized through equity in earnings of affiliates.

NOTE F                                                EARNINGS PER SHARE DATA

The reported net earnings attributable to the Company were used when computing basic and diluted earnings per share.  The following table sets forth the shares used as the denominator for those computations:

	Three Months Ended
(in thousands)	January 27, 2013	January 29, 2012
Basic weighted-average shares outstanding	263,944	263,946

Dilutive potential common shares	5,196	5,662

Diluted weighted-average shares outstanding	269,140	269,608

For the three months ended January 27, 2013, and January 29, 2012, a total of 1.0 million and 1.1 million weighted- average stock options, respectively, were not included in the computation of dilutive potential common shares since their inclusion would have had an antidilutive effect on earnings per share.

NOTE G                                              ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of tax, are as follows:

(in thousands)	January 27, 2013	October 28, 2012
Foreign currency translation	$12,784	$12,415
Pension & other benefits	(339,911)	(345,465)
Deferred gain on hedging	2,669	9,481
Accumulated other comprehensive loss	$(324,458)	$(323,569)

NOTE H                                              INVENTORIES

Principal components of inventories are:

(in thousands)	January 27, 2013	October 28, 2012
Finished products	$513,734	$494,298
Raw materials and work-in-process	268,421	267,877
Materials and supplies	171,527	188,346
Total	$953,682	$950,521

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

Cash Flow Hedges:  The Company currently utilizes corn futures to offset the price fluctuation in the Company’s future direct grain purchases, and has historically entered into various swaps to hedge the purchases of grain and natural gas at certain plant locations.  The financial instruments are designated and accounted for as cash flow hedges, and the Company measures the effectiveness of the hedges on a regular basis.  Effective gains or losses related to these cash flow hedges are reported in accumulated other comprehensive loss (AOCL) and reclassified into earnings, through cost of products sold, in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  The Company typically does not hedge its grain or natural gas exposure beyond the next two upcoming fiscal years.  As of January 27, 2013, and October 28, 2012, the Company had the following outstanding commodity futures contracts that were entered into to hedge forecasted purchases:

Volume
Commodity	January 27, 2013	October 28, 2012
Corn	12.9 million bushels	12.0 million bushels

As of January 27, 2013, the Company has included in AOCL, hedging gains of $4.3 million (before tax) relating to these positions, compared to gains of $15.2 million (before tax) as of October 28, 2012.  The Company expects to recognize the majority of these gains over the next 12 months.

Fair Value Hedges:  The Company utilizes futures to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The intent of the program is to make the forward priced commodities cost nearly the same as cash market purchases at the date of delivery.  The futures contracts are designated and accounted for as fair value hedges, and the Company measures the effectiveness of the hedges on a regular basis.  Changes in the fair value of the futures contracts, along with the gain or loss on the hedged purchase commitment, are marked-to-market through earnings and are recorded on the Consolidated Statements of Financial Position as a current asset and liability, respectively.  Effective gains or losses related to these fair value hedges are recognized through cost of products sold in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  As of January 27, 2013, and October 28, 2012, the Company had the following outstanding commodity futures contracts designated as fair value hedges:

Volume
Commodity	January 27, 2013	October 28, 2012
Corn	6.9 million bushels	8.0 million bushels
Lean hogs	0.8 million cwt	0.9 million cwt

Other Derivatives:  During fiscal years 2013 and 2012, the Company has held certain futures to manage the Company’s exposure to fluctuations in commodity markets.  The Company has not applied hedge accounting to these positions.  As of January 27, 2013, and October 28, 2012, the Company had the following outstanding futures related to other programs:

Volume
Commodity	January 27, 2013	October 28, 2012
Soybean Meal	0.1 million tons	—

Fair Values:  The fair values of the Company’s derivative instruments (in thousands) as of January 27, 2013, and October 28, 2012, were as follows:

	Location on
	Consolidated	Fair Value (1)
	Statement of Financial	January 27,	October 28,
	Position	2013	2012
Asset Derivatives:
Derivatives Designated as Hedges:
Commodity contracts	Other current assets	$(11,022)	$7,483

Derivatives Not Designated as Hedges:
Commodity contracts	Other current assets	(1,088)	—

Total Asset Derivatives		$(12,110)	$7,483

(1)  Amounts represent the gross fair value of derivative assets and liabilities.  The Company nets the derivative assets and liabilities for each of its hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract.  The amount or timing of cash collateral balances may impact the classification of the derivative in the Consolidated Statement of Financial Position.   See Note J - Fair Value Measurements for a discussion of these net amounts as reported in the Consolidated Statements of Financial Position.

Derivative Gains and Losses:  Gains or losses (before tax, in thousands) related to the Company’s derivative instruments for the first quarter ended January 27, 2013, and January 29, 2012, were as follows:

	Gain/(Loss) Recognized in AOCL (Effective Portion) (1)		Location on	Gain/(Loss) Reclassified from AOCL into Earnings (Effective Portion) (1)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (3)
	Three Months Ended		Consolidated	Three Months Ended		Three Months Ended
Cash Flow Hedges:	January 27, 2013	January 29, 2012	Statement of Operations	January 27, 2013	January 29, 2012	January 27, 2013	January 29, 2012
Commodity contracts	$(4,091)	$(7,242)	Cost of products sold	$6,830	$10,890	$166	$—

	Location on	Gain/(Loss) Recognized in Earnings (Effective Portion) (4)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (5)
	Consolidated	Three Months Ended		Three Months Ended
Fair Value Hedges:	Statement of Operations	January 27, 2013	January 29, 2012	January 27, 2013	January 29, 2012
Commodity contracts	Cost of products sold	$(1,086)	$2,654	$(30)	$(89)

	Location on	Gain/(Loss) Recognized in Earnings
	Consolidated	Three Months Ended
Derivatives Not Designated as Hedges:	Statement of Operations	January 27, 2013	January 29, 2012
Commodity contracts	Cost of products sold	$(1,084)	$(40)

(1)              Amounts represent gains or losses in AOCL before tax.  See the Consolidated Statements of Comprehensive Income for the after tax impact of these gains or losses on net earnings.

(2)         There were no gains or losses excluded from the assessment of hedge effectiveness during the quarter.

(3)         There were no gains or losses resulting from the discontinuance of cash flow hedges during the quarter.

(4)         Amounts represent losses on commodity contracts designated as fair value hedges that were closed during the quarter, which were offset by a corresponding gain on the underlying hedged purchase commitment.  Additional gains or losses related to changes in the fair value of open commodity contracts, along with the offsetting gain or loss on the hedged purchase commitment, are also marked-to market through earnings with no impact on a net basis.

(5)         There were no gains or losses recognized as a result of a hedged firm commitment no longer qualifying as a fair value hedge during the quarter.

NOTE J                                                 FAIR VALUE MEASUREMENTS

Pursuant to the provisions of ASC 820, Fair Value Measurements and Disclosures, the Company measures certain assets and liabilities at fair value or discloses the fair value of certain assets and liabilities recorded at cost in the consolidated financial statements.  Fair value is calculated as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  ASC 820 establishes a fair value hierarchy which requires assets and liabilities measured at fair value to be categorized into one of three levels based on the inputs used in the valuation.  Assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement.  The three levels are defined as follows:

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of January 27, 2013, and October 28, 2012, and their level within the fair value hierarchy, are presented in the tables below.

	Fair Value Measurements at January 27, 2013
(in thousands)	Fair Value at January 27, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Cash equivalents (1)	$706,853	$706,853	$—	$—
Other trading securities (2)	111,168	37,157	74,011	—
Commodity derivatives (3)	6,211	6,211	—	—
Total Assets at Fair Value	$824,232	$750,221	$74,011	$—

Liabilities at Fair Value:
Deferred compensation (2)	$48,480	$17,986	$30,494	$—
Total Liabilities at Fair Value	$48,480	$17,986	$30,494	$—

	Fair Value Measurements at October 28, 2012
(in thousands)	Fair Value at October 28, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Cash equivalents (1)	$483,441	$483,441	$—	$—
Short-term marketable securities (4)	77,387	2,349	75,038	—
Other trading securities (2)	109,676	36,305	73,371	—
Commodity derivatives (3)	3,884	3,884	—	—
Total Assets at Fair Value	$674,388	$525,979	$148,409	$—

Liabilities at Fair Value:
Deferred compensation (2)	$47,953	$16,866	$31,087	$—
Total Liabilities at Fair Value	$47,953	$16,866	$31,087	$—

The following methods and assumptions were used to estimate the fair value of the financial assets and liabilities above:

(1)                                 The Company’s cash equivalents consist of money market funds rated AAA.  As these investments have a maturity date of three months or less, the carrying value approximates fair value.

(2)                             The Company holds trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans.  The rabbi trust is included in other assets on the Consolidated Statements of Financial Position and is valued based on the underlying fair value of each fund held by the trust.  A majority of the funds held related to the supplemental executive retirement plans have been invested in fixed income funds managed by a third party.  The declared rate on these funds is set based on a formula using the yield of the general account investment portfolio that supports the fund, adjusted for expenses and other charges.  The rate is guaranteed for one year at issue, and may be reset annually on the policy anniversary, subject to a guaranteed minimum rate.  As the value is based on adjusted market rates, and the fixed rate is only reset on an annual basis, these funds are classified as Level 2.  The remaining funds held are also managed by a third party, and include equity securities, money market accounts, bond funds, or other portfolios for which there is an active quoted market.  Therefore these securities are classified as Level 1.  The related deferred compensation liabilities are included in other long-term liabilities on the Consolidated Statements of Financial Position and are valued based on the underlying investment selections held in each participant’s account.  Investment options generally mirror those funds held by the rabbi trust, for which there is an active quoted market.  Therefore these investment balances are classified as Level 1.  The Company also offers a fixed rate investment option to participants.  The rate earned on these investments is adjusted annually based on a specified percentage of the United States Internal Revenue Service ( I.R.S.) Applicable Federal Rates in effect and therefore these balances are classified as Level 2.

(3)                             The Company’s commodity derivatives represent futures contracts used in its hedging or other programs to offset price fluctuations associated with purchases of corn and soybean meal, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The Company’s futures contracts for corn and soybean meal are traded on the Chicago Board of Trade, while futures contracts for lean hogs are traded on the Chicago Mercantile Exchange.  These are active markets with quoted prices available and therefore these contracts are classified as Level 1.  All derivatives are reviewed for potential credit risk and risk of nonperformance.  The Company nets the derivative assets and liabilities for each of its hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract.  The net balance for each program is included in other current assets or accounts payable, as appropriate, in the Consolidated Statements of Financial Position.  As of January 27, 2013, the Company has recognized the right to reclaim cash collateral of $25.3 million from, and the obligation to return cash collateral of $7.0 million to, various counterparties.  As of October 28, 2012, the Company had recognized the right to reclaim cash collateral of $27.5 million from, and the obligation to return cash collateral of $31.1 million to, various counterparties.

(4)                                 During fiscal 2012 and 2013, the Company held trading securities as part of a portfolio maintained to generate investment income and to provide cash for operations of the Company, if necessary.  The portfolio is managed by a third party who is responsible for daily trading activities, and all assets within the portfolio are highly liquid.  The cash, U.S. government securities, and highly rated money market funds held by the portfolio are classified as Level 1.  The investment portfolio also included corporate bonds, international government securities, commercial paper, agency securities, mortgage-backed securities, and other asset-backed securities for which there is an active, quoted market.  Market prices are obtained from a variety of industry standard providers, large financial institutions, and other third-party sources to calculate a representative daily market value, and therefore, these securities are classified as Level 2.  These securities were liquidated in the first quarter of fiscal 2013.

The Company’s financial assets and liabilities also include cash, accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value.  The Company does not carry its long-term debt at fair value in its Consolidated Statements of Financial Position.  Based on borrowing rates available to the Company for long-term financing with similar terms and average maturities, the fair value of long-term debt, utilizing discounted cash flows (Level 2), was $277.5 million as of January 27, 2013, and $283.6 million as of October 28, 2012.

In accordance with the provisions of ASC 820, the Company also measures certain nonfinancial assets and liabilities at fair value that are recognized or disclosed on a nonrecurring basis (e.g. goodwill, intangible assets, and property, plant and equipment).  During the first quarter ended January 27, 2013, and January 29, 2012, there were no remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

NOTE K                                              PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic benefit cost for pension and other post-retirement benefit plans consists of the following:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended		Three Months Ended
(in thousands)	January 27, 2013	January 29, 2012	January 27, 2013	January 29, 2012
Service cost	$7,745	$5,856	$612	$556
Interest cost	11,922	12,284	3,694	4,438
Expected return on plan assets	(18,286)	(17,127)	—	—
Amortization of prior service cost	(1,270)	(1,270)	(265)	913
Recognized actuarial loss (gain)	8,505	5,032	1,913	(1)
Net periodic cost	$8,616	$4,775	$5,954	$5,906

NOTE L                                               INCOME TAXES

The amount of unrecognized tax benefits, including interest and penalties, at January 27, 2013, recorded in other long-term liabilities was $31.2 million, of which $21.0 million would impact the Company’s effective tax rate if recognized.  The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense, with $0.2 million included in expense in the first quarter of fiscal 2013.  The amount of accrued interest and penalties at January 27, 2013, associated with unrecognized tax benefits was $8.5 million.

The Company is regularly audited by federal and state taxing authorities.  During fiscal year 2012, the I.R.S. concluded its examination of the Company’s consolidated federal income tax returns for the fiscal years through 2009, and opened its examination for fiscal years 2010 and 2011.  The Company is in various stages of audit by several state taxing authorities on a variety of fiscal years, as far back as 2006.  While it is reasonably possible that one or more of these audits may be completed within the next 12 months and that the related unrecognized tax benefits may change, based on the status of the examinations it is not possible to reasonably estimate the effect of any amount of such change to previously recorded uncertain tax positions.

NOTE M                                            SEGMENT REPORTING

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

	Three Months Ended
(in thousands)	January 27, 2013	January 29, 2012

Sales to Unaffiliated Customers
Grocery Products	$334,140	$269,479
Refrigerated Foods	1,063,401	1,083,525
Jennie-O Turkey Store	390,334	377,371
Specialty Foods	233,845	218,024
All Other	94,521	91,040
Total	$2,116,241	$2,039,439

Intersegment Sales
Grocery Products	$—	$—
Refrigerated Foods	2,443	2,413
Jennie-O Turkey Store	30,421	30,135
Specialty Foods	31	41
All Other	—	—
Total	$32,895	$32,589
Intersegment elimination	(32,895)	(32,589)
Total	$—	$—

Net Sales
Grocery Products	$334,140	$269,479
Refrigerated Foods	1,065,844	1,085,938
Jennie-O Turkey Store	420,755	407,506
Specialty Foods	233,876	218,065
All Other	94,521	91,040
Intersegment elimination	(32,895)	(32,589)
Total	$2,116,241	$2,039,439

Segment Operating Profit
Grocery Products	$49,913	$44,093
Refrigerated Foods	53,790	53,749
Jennie-O Turkey Store	58,945	76,762
Specialty Foods	23,761	16,647
All Other	17,111	12,471
Total segment operating profit	$203,520	$203,722

Net interest and investment expense (income)	1,284	1,624
General corporate expense	6,644	8,727
Noncontrolling interest	1,329	938

Earnings before income taxes	$196,921	$194,309

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s Critical Accounting Policies, as disclosed in its Annual Report on Form 10-K for the fiscal year ended October 28, 2012.

RESULTS OF OPERATIONS

Overview

The Company is a processor of branded and unbranded food products for retail, foodservice, and fresh product customers.  It operates in five reportable segments as described in Note M in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The Company reported net earnings per diluted share of $0.48 for the first quarter of fiscal 2013, even with $0.48 per diluted share in the first quarter of fiscal 2012.  Significant factors impacting the quarter were:

•                  Grocery Products profits were positively impacted by strong sales of core product lines.

•                  Refrigerated Foods segment profit was even with last year due to poor pork operating margins and weaker live production results.

•                  Jennie-O Turkey Store segment profit declined due to significantly higher grain costs and lower commodity meat prices.

•                  The All Other segment delivered a solid quarter driven by strong export sales and improved profitability by the China operations.

•                  Profitability increased for Specialty Foods as all three operating segments reported improved results.

Consolidated Results

Net earnings attributable to the Company for the first quarter of fiscal 2013 increased 1.0 percent to $129.7 million from $128.4 million in the same quarter of fiscal 2012.  Diluted earnings per share for the quarter remained at $0.48, even with the first quarter of last year.

Net sales for the first quarter of fiscal 2013 increased 3.8 percent to a record $2.12 billion from $2.04 billion in the first quarter of fiscal 2012, as four out of the five reporting segments of the Company experienced sales growth over the prior year first quarter.  Tonnage increased 1.6 percent to 1.24 billion lbs. for the first quarter compared to 1.22 billion lbs. in the same quarter of last year, primarily reflecting planned reductions in harvest levels for the Refrigerated Foods segment.  The Grocery Products segment saw growth in sales of core items including the SPAM family of products, Hormel Compleats microwave meals, and the MegaMex portfolio of Mexican foods.  Top-line results for Grocery Products were further enhanced by the inclusion of sales of Don Miguel Foods Corp. products (additional product lines within the MegaMex joint venture), as the Company’s retail sales force assumed responsibility for these sales beginning in the third quarter of fiscal 2012.  These sales contributed an incremental $54.5 million of net sales and 25.0 million lbs. to the top-line results for the quarter.  Value-added sales growth for Jennie-O Turkey Store and improved sales for Specialty Foods were key drivers of the increase for the first quarter, as well as gains reported by the retail and foodservice business units within Refrigerated Foods.  Export sales were also particularly strong for the Company’s International business.

Gross profit for the first quarter of fiscal 2013 was $344.2 million compared to $337.4 million for the first quarter last year.  Gross profit as a percentage of net sales decreased to 16.3 percent for the first quarter of fiscal 2013 from 16.5 percent in the same quarter of fiscal 2012.   Strong results by the Specialty Foods, Grocery Products, and All Other segments offset weaker margins by the Jennie-O Turkey Store segment.  Lower raw material costs for the Specialty Foods and Grocery Products segments and strong exports for the All Other  segment drove the strong margins.  Gross profits in the Refrigerated Foods segment were hindered by poor pork processing margins.  Higher grain costs and weaker commodity turkey prices caused the weaker margins for the Jennie-O Turkey Store segment.

The Company anticipates continued growth in the Grocery Products, Specialty Foods and All Other  segments.  Although the Refrigerated Foods segment is presently facing challenges in live hog production operations, improvements have recently been seen in pork operating margins.  Year-over-year comparisons for the Jennie-O Turkey Store segment will continue to be difficult versus the strong margin results in fiscal 2012.  The Company expects the Skippy® acquisition to be accretive to margins in fiscal 2013, but the benefit to operating profits in the second quarter will be offset by one-time transaction and transition costs related to the acquisition.

Selling, general and administrative expenses for the first quarter of fiscal 2013 were $155.8 million compared to $152.5 million in the prior year.  Selling, general and administrative expenses as a percentage of net sales remained relatively flat at 7.4 percent compared to 7.5 percent in the first quarter of fiscal 2012.  Advertising, legal, and compensation related expenses all increased in the first quarter of fiscal 2013 as compared to the prior year.  These items offset a reduction in research and development and information technology expenses.  The Company expects selling, general and administrative expenses to be between 7.0 percent and 7.5 percent for the full year in fiscal 2013.

Equity in earnings of affiliates was $9.8 million for the first quarter of fiscal 2013 compared to $11.0 million in the first quarter last year.  Lower results from the Company’s 50 percent owned MegaMex joint venture drove the decrease for fiscal 2013 compared to the prior year.  The Company’s 40 percent owned Philippine joint venture, Purefoods-Hormel Company, reported improved results which offset overall declines for the Company’s other international joint ventures.

The effective tax rate for the first quarter of fiscal 2013 was 33.5 percent compared to 33.4 percent for the comparable period of fiscal 2012.  The Company expects a full-year effective tax rate between 33.5 and 34.5 percent for fiscal 2013.

Segment Results

Net sales and operating profits for each of the Company’s reportable segments are set forth below.  The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets.  Therefore, the Company does not represent that these segments, if operated independently, would report the operating profit and other financial information shown below.  Additional segment financial information can be found in Note M of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

	Three Months Ended
(in thousands)	January 27, 2013	January 29 2012	% Change
Net Sales
Grocery Products	$334,140	$269,479	24.0
Refrigerated Foods	1,063,401	1,083,525	(1.9)
Jennie-O Turkey Store	390,334	377,371	3.4
Specialty Foods	233,845	218,024	7.3
All Other	94,521	91,040	3.8
Total	$2,116,241	$2,039,439	3.8

Segment Operating Profit
Grocery Products	$49,913	$44,093	13.2
Refrigerated Foods	53,790	53,749	0.1
Jennie-O Turkey Store	58,945	76,762	(23.2)
Specialty Foods	23,761	16,647	42.7
All Other	17,111	12,471	37.2

Total segment operating profit	$203,520	$203,722	(0.1)
Net interest and investment expense (income)	1,284	1,624	(20.9)
General corporate expense	6,644	8,727	(23.9)
Noncontrolling interest	1,329	938	41.7

Earnings before income taxes	$196,921	$194,309	1.3

Grocery Products

The Grocery Products segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market.  This segment also includes the results from the Company’s MegaMex joint venture.

Grocery Products net sales and tonnage increased 24.0 percent and 20.0 percent, respectively, for the first quarter of fiscal 2013 compared to the same period in fiscal 2012.  The comparative results reflect the addition of Don Miguel Foods Corp. sales (additional product lines within the MegaMex joint venture) as the Company’s retail sales force assumed responsibility for these sales beginning in the third quarter of fiscal 2012.  These sales contributed an incremental $54.5 million of net sales and 25.0 million lbs. to the top-line results for the quarter.

The positive performance of Grocery Products in the first quarter was driven by increased sales of the SPAM family of products, Hormel chili, and Mary Kitchen hash, which more than offset declines in categories such as Hormel chunk meats and Dinty Moore canned products.  Sales of the Hormel Compleats line of microwave meals also improved for the quarter driven by the introduction of new cheesy pasta meals.

Segment profit for Grocery Products increased 13.2 percent for the first quarter compared to the prior year results.  Profit results for the first quarter benefitted from the volume increases in core products noted above, such as the SPAM family of products and Hormel chili.  Lower pork and beef input costs versus the same period in fiscal 2012 also improved profit results for this segment.

The Company expects further topline growth in the second quarter of the year as the introduction of new items continues to drive results.  Commodity cost trends remain a concern.  Additional pricing actions may be pursued, as necessary, during the remainder of fiscal 2013.  The second quarter will include the addition of Skippy® sales, but the benefit of that business will be offset with expenses and fees related to the transaction.  The benefits of this acquisition should be fully realized in fiscal 2014.

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

Net sales for the Refrigerated Foods segment decreased 1.9 percent and tonnage decreased 2.3 percent for the first quarter of fiscal 2013, compared to the first quarter of fiscal 2012.  Sales declines in the quarter were primarily attributable to a planned reduction of harvest levels which resulted in reduced commodity fresh pork sales.  However, gains in several value-added product categories during the first quarter partially offset the decline in fresh pork sales.

On the retail side, sales growth within the Meat Products business unit was strong for Hormel® Cure 81® boneless premium hams, Hormel party trays, and Hormel Natural Choice deli meats.  Within the Foodservice business unit, sales of Hormel Natural Choice deli meats experienced notable growth and the launch of new Hormel fire braised meats is off to a strong start.

Segment profit for Refrigerated Foods increased 0.1 percent for the first quarter compared to the prior year.  Improved results of value-added products and profits from the Affiliated Business Units were able to offset weaker pork operating margins and increased costs in live production operations.  Although soft industry pork processing margins were expected during the quarter, actuals were even lower than the Company anticipated.

Looking forward, the Company expects continued solid performance from its value-added product lines within Refrigerated Foods.  Pork operating margins were soft in the first quarter of fiscal 2013, but are expected to gradually improve.  The impact of high grain costs on the Company’s live production division and grain-based procurement contracts may negatively impact margins as the year progresses.

Jennie-O Turkey Store

The Jennie-O Turkey Store (JOTS) segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for retail, foodservice, and fresh product customers.

JOTS net sales increased 3.4 percent while tonnage decreased 0.1 percent for the first quarter of fiscal 2013, compared to the first quarter of fiscal 2012.  The top-line growth was primarily driven by increased sales of value-added product lines.  Sales of Jennie-O Turkey Store fresh tray pack items, turkey franks, and turkey bacon were particularly strong, as this segment continues to benefit from the “Make the Switch” advertising campaign.  Although harvest levels were reduced during the quarter to balance turkey meat supplies, most of this reduction was offset by heavier bird weights.

Segment profit for JOTS decreased 23.2 percent for the first quarter of fiscal 2013.  As anticipated, strong sales of value-added products did not offset the significantly higher grain costs and weaker commodity turkey prices experienced throughout the quarter.

The industry has demonstrated some production constraint recently, but commodity inventory levels remain higher than last year, unfavorably impacting pricing.  Higher grain costs and lower turkey commodity meat prices will continue to hinder margins at JOTS in the near term, but the Company expects results to improve moving into the latter half of the year.  In addition, the planned reduction in harvest levels and strategic pricing should help mitigate those headwinds going forward.

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

Specialty Foods net sales and tonnage increased 7.3 percent and 0.9 percent, respectively, compared to the same quarter of fiscal 2012.  Sales growth at CFI drove the top-line increases for the quarter, led by strong sales of nutritional and ready-to-drink items.  Sales gains were also noted for HSP on sales of canned meats and savory ingredients.  For DCB, stronger sales of Hormel Health Labs (HHL) products were unable to offset declines in sugar, sugar substitutes, liquid portions, and blended items.

Segment profit for Specialty Foods increased 42.7 percent compared to the prior year first quarter.  The results were driven by gains in all three operating segments, with HSP and CFI leading the way.  Past pricing actions and lower raw material costs aided in the increase for HSP.  Strong bottom-line results for CFI were driven by efforts to diversify the customer base, overall operational efficiencies, and a favorable product mix.  In addition, past pricing actions led to margin improvements in HHL.

Looking forward in fiscal 2013, the Company anticipates continued growth for Specialty Foods as strong sales results are expected to continue.  Additionally, operational efficiencies throughout the business will provide an ongoing benefit.

All Other

The All Other segment includes the Hormel Foods International (HFI) operating segment, which manufactures, markets, and sells Company products internationally.  This segment also includes the results from the Company’s international joint ventures and miscellaneous corporate sales.

All Other net sales increased 3.8 percent for the first quarter of fiscal 2013 compared to the same quarter of fiscal 2012.  Strong pork exports along with increased sales of STAGG chili and Hormel party trays were able to offset softer exports of the SPAM family of products.  Segment profit also improved in the first quarter of fiscal 2013, increasing 37.2 percent compared to prior year results.  The improved bottom-line results were primarily attributable to strong exports of fresh pork and improved profitability of the Company’s China operations.  Improved earnings from the Company’s Philippine joint venture, Purefoods-Hormel Company, also contributed to the strong results for the quarter.  Looking ahead, higher SPAM sales are expected.  The addition of worldwide Skippy® sales, except sales in China, will begin in the second quarter, but will be offset with expenses and fees related to the transaction.  The benefits of this acquisition are expected during the latter half of the year.

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

Net interest and investment expense (income) for the first quarter of fiscal 2013 was a net expense of $1.3 million, compared to a net expense of $1.6 million in the first quarter of fiscal 2012.  The decrease was primarily due to higher returns on the Company’s rabbi trust for supplemental executive retirement plans and deferred income plans.  Interest expense was $3.1 million for the first quarter compared to $3.2 million in the first quarter of fiscal 2012.  The Company anticipates that interest expense will approximate $12.0 to $14.0 million for fiscal 2013.

General corporate expense for the first quarter of fiscal 2013 was $6.6 million compared to $8.7 million for the comparable period of fiscal 2012.  Several factors affected general corporate expense which, in aggregate, resulted in lower expenses.  No single factor was material in relationship to the total expenses incurred in the first quarter.

Net earnings attributable to the Company’s noncontrolling interests were $1.3 million for the first quarter of fiscal 2013, compared to $0.9 million in the first quarter of fiscal 2012.  The change reflects increases in performance from both the Company’s Precept Foods business and China operations compared to the prior year.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions that was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $887.7 million at the end of the first quarter of fiscal year 2013 compared to $548.6 million at the end of the comparable fiscal 2012 period.

Cash provided by operating activities was $141.8 million in the first quarter of fiscal 2013 compared to $152.2 million in the same period of fiscal 2012.  Increased earnings and favorable overall changes in working capital balances were offset by the excess tax benefit related to the Company’s stock option plan (offset in financing activities).

Cash provided by investing activities was $66.3 million in the first quarter of fiscal 2013 compared to cash used in investing activities of $28.6 million in the comparable quarter of fiscal 2012.  In anticipation of the second quarter acquisition of the United States based Skippy® peanut butter business from Unilever United States Inc., the Company liquidated its marketable securities portfolio at the end of the first quarter, which generated $77.6 million in cash.  Additionally, capital expenditures decreased $8.4 million in the first quarter of fiscal 2013 compared to the prior year.  The Company currently estimates its fiscal 2013 capital expenditures will be approximately $130.0 to $140.0 million.

Cash used in financing activities was $3.0 million in the first quarter of fiscal 2013 compared to $38.9 million in the same period of fiscal 2012.  Proceeds generated from the Company’s stock option plan exercises increased $19.3 million in the first quarter of fiscal 2013 compared to the prior year.  The Company also did not repurchase any of its common stock in the first quarter of fiscal 2013, compared to an $11.1 million outflow for repurchases in the same period of the prior year.  For additional information pertaining to the Company’s share repurchase plans or programs, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Cash dividends paid to the Company’s shareholders continue to be an ongoing financing activity for the Company.  Dividends paid in the first quarter of fiscal 2013 were $39.4 million compared to $33.6 million in the comparable period of fiscal 2012.  For fiscal 2013, the annual dividend rate has been increased to $0.68 per share, representing the 47th consecutive annual dividend increase.  The Company has paid dividends for 338 consecutive quarters and expects to continue doing so.

The Company is required, by certain covenants in its debt agreements, to maintain specified levels of financial ratios and financial position.  At the end of the first quarter of fiscal 2013, the Company was in compliance with all of these debt covenants.

Cash flows from operating activities continue to provide the Company with its principal source of liquidity.  The Company does not anticipate a significant risk to cash flows from this source in the foreseeable future because the Company operates in a relatively stable industry and has strong brands across many product lines.

On January 31, 2013, subsequent to the end of the first quarter, the Company acquired the United States based  Skippy® peanut butter business from Unilever United States Inc., of Englewood Cliffs, N.J. for a preliminary purchase price of $663.1 million in cash, plus related expenses.  The transaction was funded with existing cash on hand generated from operations and from liquidating marketable securities.  The Company has historically maintained a very strong cash position, and believes that its ongoing ability to generate cash flows from operations, as well as its available credit facility and borrowing capacity, still leave it well positioned to take advantage of other strategic investment opportunities that may arise during fiscal 2013.

Continuing to maximize the value returned to shareholders through dividend payments also remains a priority for the Company in fiscal 2013.  Additional share repurchase activity and capital spending to enhance and expand current operations is also expected to continue throughout the year.

Contractual Obligations and Commercial Commitments

The Company records income taxes in accordance with the provisions of ASC 740, Income Taxes.  The Company is unable to determine its contractual obligations by year related to this pronouncement, as the ultimate amount or timing of settlement of its reserves for income taxes cannot be reasonably estimated.  The total liability for unrecognized tax benefits, including interest and penalties, at January 27, 2013, was $31.2 million.

On January 2, 2013, Hormel Foods Corporation (the Company) entered into a definitive agreement to acquire the Skippy® peanut butter business from Conopco, Inc. (doing business as Unilever United States Inc.), of Englewood Cliffs, N.J.   As noted above, the Company closed the acquisition of the United States based portion of that business on January 31, 2013, for a preliminary purchase price of $663.1 million.   The Company intends to close the acquisition of the China based portion of that business by the end of fiscal year 2013 for an additional investment of approximately $42.0 million, subject to working capital adjustments.  There have been no other material changes to the information regarding the Company’s future contractual financial obligations that was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2012.

Off-Balance Sheet Arrangements

As of January 27, 2013 and October 28, 2012, the Company had $43.9 million of standby letters of credit issued on its behalf.  The standby letters of credit are primarily related to the Company’s self-insured workers’ compensation programs.  However, that amount also includes a revocable $5.6 million standby letter of credit for obligations of an affiliated party that may arise under workers’ compensation claims.  Letters of credit are not reflected in the Company’s Consolidated Statements of Financial Position.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Hog Markets:  The Company’s earnings are affected by fluctuations in the live hog market.  To minimize the impact on earnings, and to ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 10 years.  Purchased hogs under contract accounted for 97 percent and 98 percent of the total hogs purchased by the Company during the first quarter of fiscal 2013 and 2012, respectively.  The majority of these contracts use market-based formulas based on hog futures, hog primal values, or industry reported hog markets.  Under normal, long-term market conditions, changes in the cash hog market are offset by proportional changes in primal values.  Therefore, a hypothetical 10 percent change in the cash hog market would have had an immaterial effect on the Company’s results of operations.

Certain procurement contracts allow for future hog deliveries (firm commitments) to be forward priced.  The Company generally hedges these firm commitments by using hog futures contracts.  These futures contracts are designated and accounted for as fair value hedges.  The change in the market value of such futures contracts is highly effective at offsetting changes in price movements of the hedged item, and the Company evaluates the effectiveness of the contracts on a regular basis.  Changes in the fair value of the futures contracts, along with the gain or loss on the firm commitment, are marked-to-market through earnings and are recorded on the Consolidated Statements of Financial Position as a current asset and liability, respectively.  The fair value of the Company’s open futures contracts as of January 27, 2013, was $(0.7) million compared to $(2.3) million as of October 28, 2012.

The Company measures its market risk exposure on its hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in market prices.  A 10 percent increase in market prices would have negatively impacted the fair value of the Company’s January 27, 2013, open contracts by $7.5 million, which in turn would lower the Company’s future cost of purchased hogs by a similar amount.

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

To reduce the Company’s exposure to changes in grain prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future direct grain purchases.  This program currently utilizes corn futures, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value with an unrealized gain of $2.2 million, before tax, on the Consolidated Statements of Financial Position as of January 27, 2013, compared to an unrealized gain of $9.5 million, before tax, as of October 28, 2012.

The Company measures its market risk exposure on its grain futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain.  A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s January 27, 2013, open grain contracts by $9.5 million, which in turn would lower the Company’s future cost on purchased grain by a similar amount.

Long-Term Debt:  A principal market risk affecting the Company is the exposure to changes in interest rates on the Company’s fixed-rate, long-term debt.  Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $5.4 million.  The fair value of the Company’s long-term debt was estimated using discounted future cash flows based on the Company’s incremental borrowing rate for similar types of borrowing arrangements.

Investments:  The Company holds trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans.  As of January 27, 2013, the balance of these securities totaled $111.2 million.  A majority of these securities represent fixed income funds.  The Company is subject to market risk due to fluctuations in the value of the remaining investments, as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis.  A 10 percent decline in the value of the investments not held in fixed income funds would have a direct negative impact to the Company’s pretax earnings of approximately $3.7 million, while a 10 percent increase in value would have a positive impact of the same amount.

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

(b)               Internal Controls.

During the first quarter of fiscal year 2013, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

•                  disruption to operations if government inspectors are unavailable due to furloughs;

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

The live hog industry has evolved to very large, vertically integrated, operations operating under long-term supply agreements. This has resulted in fewer hogs being available on the cash spot market.  Additionally, overall hog production in the U.S. has declined.  The decrease in the supply of hogs could diminish the utilization of harvest and production facilities and increase the cost of the raw materials they produce.  Consequently, the Company uses long-term supply contracts based on market-based formulas or the cost of production to ensure a stable supply of raw materials while minimizing extreme fluctuations in costs over the long term.  This may result, in the short term, in costs for live hogs that are higher than the cash spot market depending on the relationship of the cash spot market to contract prices.  Market-based pricing on certain product lines, and lead time required to implement pricing adjustments, may prevent all or part of these cost increases from being recovered, and these higher costs could adversely affect our short-term financial results.

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

International trade barriers and other restrictions could result in less foreign demand and increased domestic supply of proteins which could lower prices.

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

Market demand for the Company’s products may fluctuate.

The Company faces competition from producers of alternative meats and protein sources, including pork, beef, turkey, chicken, and fish.  The bases on which the Company competes include:

•                  price;

•                  product quality;

•                  brand identification;

•                  breadth of product line; and

•                 customer service.

Demand for the Company’s products is also affected by competitors’ promotional spending, the effectiveness of the Company’s advertising and marketing programs, and consumer perceptions.  The Company may be unable to compete successfully on any or all of these bases in the future.

The Company’s operations are subject to the general risks associated with acquisitions.

The Company has made several acquisitions in recent years, most recently the acquisition of the Skippy® peanut butter business, and regularly reviews opportunities for strategic growth through acquisitions.  Potential risks associated with acquisitions include the inability to integrate new operations successfully, the diversion of management’s attention from other business concerns, the potential loss of key employees and customers of the acquired companies, the possible assumption of unknown liabilities, potential disputes with the sellers, potential impairment charges if purchase assumptions are not achieved or market conditions decline, and the inherent risks in entering markets or lines of business in which the Company has limited or no prior experience.  Any or all of these risks could impact the Company’s financial results and business reputation.  In addition, acquisitions outside the United States may present unique challenges and increase the Company’s exposure to the risks associated with foreign operations.

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

The Company is subject to the loss of a material contract.

The Company is a party to several supply, distribution, contract packaging, and other material contracts.  The loss of a material contract could adversely affect the Company’s financial results.

Government regulation, present and future, exposes the Company to potential sanctions and compliance costs that could adversely affect the Company’s business.

The Company’s operations are subject to extensive regulation by the U.S. Department of Homeland Security, the U.S. Department of Agriculture, the U.S. Food and Drug Administration, federal and state taxing authorities, and other state and local authorities that oversee workforce immigration laws, tax regulations, animal welfare, food safety standards, and the processing, packaging, storage, distribution, advertising, and labeling of the Company’s products.  The Company’s manufacturing facilities and products are subject to constant inspection by federal, state, and local authorities.  Claims or enforcement proceedings could be brought against the Company in the future.  The availability of government inspectors due to a government furlough could also cause disruption to the Company’s manufacturing facilities.  Additionally, the Company is subject to new or modified laws, regulations, and accounting standards.  The Company’s failure or inability to comply with such requirements could subject the Company to civil remedies, including fines, injunctions, recalls, or seizures, as well as potential criminal sanctions.

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

The Company operates its business and markets its products internationally.  The Company’s foreign operations are subject to the risks described above, as well as risks related to fluctuations in currency values, foreign currency exchange controls, compliance with foreign laws, compliance with applicable U.S. laws, including the Foreign Corrupt Practices Act, and other economic or political uncertainties.  International sales are subject to risks related to general economic conditions, imposition of tariffs, quotas, trade barriers and other restrictions, enforcement of remedies in foreign jurisdictions and compliance with applicable foreign laws, and other economic and political uncertainties.  All of these risks could result in increased costs or decreased revenues, which could adversely affect the Company’s financial results.

Deterioration of labor relations or increases in labor costs could harm the Company’s business.

The Company has approximately 19,600 employees worldwide, of which approximately 5,700 are represented by labor unions, principally the United Food and Commercial Workers’ Union.  A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities that results in work slowdowns or stoppages could harm the Company’s financial results.  Union contracts at the Company’s facilities in Eldridge, Iowa and Lathrop, California will expire during fiscal 2013, covering a combined total of approximately 150 employees.  Negotiations at these two facilities have not yet been initiated.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the First Quarter of Fiscal 2013

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 29, 2012 – December 2, 2012	—	$—	—	1,190,200
December 3, 2012 – December 30, 2012	—	—	—	1,190,200
December 31, 2012 – January 27, 2013	26	35.26	—	1,190,200
Total	26	$35.26	—

(1)    The 26 shares repurchased during the first quarter, other than through publicly announced plans or programs, represent purchases for a Company employee award program.

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

On January 31, 2013, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 10,000,000 shares of its common stock with no expiration date.  The repurchase program was authorized at a meeting of the Company’s Board of Directors on January 29, 2013.  The Company’s prior share repurchase program authorized in fiscal 2010 will be fully utilized prior to commencing purchases under this new authorization.

Item 6.         Exhibits

2.1

Asset Purchase Agreement between Conopco, Inc. and Hormel Foods Corporation, dated as of January 2, 2013 (Exhibits identified in the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished to the Commission upon request.)

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

HORMEL FOODS CORPORATION
(Registrant)

Date: March 8, 2013	By	/s/ JODY H. FERAGEN
JODY H. FERAGEN
Executive Vice President, Chief Financial Officer,
and Director
(Principal Financial Officer)

Date: March 8, 2013	By	/s/ JAMES N. SHEEHAN
JAMES N. SHEEHAN
Vice President and Controller
(Principal Accounting Officer)