Form 10-Q
period 2013-04-28
HORMEL FOODS CORP /DE/
filed 2013-06-07
CIK 48465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2013

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 2, 2013
Common Stock	$.0293 par value 264,841,438
Common Stock Non-Voting	$.01 par value -0-

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except share and per share amounts)

	April 28,	October 28,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$262,748	$682,388
Short-term marketable securities	—	77,387
Accounts receivable	462,239	507,041
Inventories	998,931	950,521
Income taxes receivable	17,181	16,460
Deferred income taxes	71,284	68,560
Prepaid expenses	12,037	12,772
Other current assets	7,920	5,555
TOTAL CURRENT ASSETS	1,832,340	2,320,684

DEFERRED INCOME TAXES	137,618	144,245

GOODWILL	932,114	630,875

OTHER INTANGIBLES	382,816	123,072

PENSION ASSETS	49	49

INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	284,043	286,537

OTHER ASSETS	140,902	134,024

PROPERTY, PLANT AND EQUIPMENT
Land	57,611	56,258
Buildings	780,877	767,876
Equipment	1,501,230	1,435,630
Construction in progress	83,331	82,254
	2,423,049	2,342,018
Less allowance for depreciation	(1,465,290)	(1,417,538)
	957,759	924,480

TOTAL ASSETS	$4,667,641	$4,563,966

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except share and per share amounts)

	April 28,	October 28,
	2013	2012
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$315,040	$385,877
Accrued expenses	42,871	49,792
Accrued workers compensation	35,991	33,543
Accrued marketing expenses	99,535	78,712
Employee related expenses	161,975	193,463
Taxes payable	6,881	4,864
Interest and dividends payable	45,601	40,049
TOTAL CURRENT LIABILITIES	707,894	786,300

PENSION AND POST-RETIREMENT BENEFITS	612,451	615,428

LONG-TERM DEBT—less current maturities	250,000	250,000

OTHER LONG-TERM LIABILITIES	79,464	87,313

SHAREHOLDERS’ INVESTMENT
Preferred stock, par value $.01 a share—authorized 160,000,000 shares; issued—none
Common stock, non-voting, par value $.01 a share—authorized 400,000,000 shares; issued—none
Common stock, par value $.0293 a share—authorized 800,000,000 shares;
issued 264,944,979 shares April 28, 2013
issued 263,044,280 shares October 28, 2012	7,763	7,707
Additional paid-in capital	26,671	—
Accumulated other comprehensive loss	(325,172)	(323,569)
Retained earnings	3,300,597	3,135,317
HORMEL FOODS CORPORATION SHAREHOLDERS’ INVESTMENT	3,009,859	2,819,455
NONCONTROLLING INTEREST	7,973	5,470
TOTAL SHAREHOLDERS’ INVESTMENT	3,017,832	2,824,925

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$4,667,641	$4,563,966

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012

Net sales	$2,152,686	$2,012,859	$4,268,927	$4,052,298
Cost of products sold	1,799,885	1,677,252	3,571,933	3,379,282
GROSS PROFIT	352,801	335,607	696,994	673,016

Selling, general and administrative	173,066	148,684	328,897	301,161

Equity in earnings of affiliates	7,194	7,816	17,037	18,817

OPERATING INCOME	186,929	194,739	385,134	390,672

Other income and expense:
Interest and investment income	1,116	2,338	2,926	3,928
Interest expense	(3,142)	(3,283)	(6,236)	(6,497)

EARNINGS BEFORE INCOME TAXES	184,903	193,794	381,824	388,103

Provision for income taxes	58,262	64,859	124,138	129,835

NET EARNINGS	126,641	128,935	257,686	258,268
Less: Net earnings attributable to noncontrolling interest	1,121	1,048	2,450	1,986
NET EARNINGS ATTRIBUTABLE TO HORMEL FOODS CORPORATION	$125,520	$127,887	$255,236	$256,282

NET EARNINGS PER SHARE:
BASIC	$0.47	$0.49	$0.97	$0.97
DILUTED	$0.46	$0.48	$0.95	$0.95

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	264,868	263,610	264,406	263,778
DILUTED	270,780	269,061	269,960	269,334

DIVIDENDS DECLARED PER SHARE:	$0.17	$0.15	$0.34	$0.30

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012

NET EARNINGS	$126,641	$128,935	$257,686	$258,268
Other comprehensive income (loss), net of tax:
Foreign currency translation	413	531	797	1,124
Pension and other benefits	5,482	2,688	11,036	3,569
Deferred hedging	(6,571)	(5,382)	(13,383)	(16,673)
TOTAL OTHER COMPREHENSIVE LOSS	(676)	(2,163)	(1,550)	(11,980)
COMPREHENSIVE INCOME	125,965	126,772	256,136	246,288
Less: Comprehensive income attributable to noncontrolling interest	1,159	1,078	2,503	2,052
COMPREHENSIVE INCOME ATTRIBUTABLE TO HORMEL FOODS CORPORATION	$124,806	$125,694	$253,633	$244,236

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT

(in thousands, except per share amounts)

(Unaudited)

	Hormel Foods Corporation Shareholders
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment

Balance at October 30, 2011	$7,734	$—	$—	$2,824,331	$(175,483)	$3,234	$2,659,816

Net earnings				500,050		4,911	504,961
Other comprehensive (loss) income					(148,086)	51	(148,035)
Purchases of common stock		(61,366)					(61,366)
Stock-based compensation expense			16,710				16,710
Exercise of stock options/nonvested shares	36	(295)	13,576				13,317
Shares retired	(63)	61,661	(30,286)	(31,312)			—
Proceeds from noncontrolling interest						774	774
Distribution to noncontrolling interest						(3,500)	(3,500)
Declared cash dividends — $.60 per share				(157,752)			(157,752)
Balance at October 28, 2012	$7,707	$—	$—	$3,135,317	$(323,569)	$5,470	$2,824,925

Net earnings				255,236		2,450	257,686
Other comprehensive (loss) income					(1,603)	53	(1,550)
Purchases of common stock		(7,928)					(7,928)
Stock-based compensation expense			11,906				11,906
Exercise of stock options/nonvested shares	62		22,687				22,749
Shares retired	(6)	7,928	(7,922)				—
Declared cash dividends — $.34 per share				(89,956)			(89,956)
Balance at April 28, 2013	$7,763	$—	$26,671	$3,300,597	$(325,172)	$7,973	$3,017,832

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	April 28, 2013	April 29, 2012
OPERATING ACTIVITIES
Net earnings	$257,686	$258,268
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	56,405	55,254
Amortization of intangibles	4,756	4,453
Equity in earnings of affiliates, net of dividends	2,991	(7,657)
Provision for deferred income taxes	(266)	(793)
Gain on property/equipment sales and plant facilities	(41)	(279)
Non-cash investment activities	(1,884)	(2,309)
Stock-based compensation expense	11,906	11,129
Excess tax benefit from stock-based compensation	(18,138)	(4,634)
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	44,802	21,762
Decrease (increase) in inventories	816	(26,849)
Decrease (increase) in prepaid expenses and other current assets	19	(14,782)
Increase in pension and post-retirement benefits	14,769	8,569
Decrease in accounts payable and accrued expenses	(116,263)	(89,101)
NET CASH PROVIDED BY OPERATING ACTIVITIES	257,558	213,031

INVESTING ACTIVITIES
Sale of trading securities	77,558	—
Acquisitions of businesses/intangibles	(663,128)	(168)
Purchases of property/equipment	(45,494)	(58,217)
Proceeds from sales of property/equipment	4,311	1,803
(Increase) decrease in investments, equity in affiliates, and other assets	(5,016)	4,746
NET CASH USED IN INVESTING ACTIVITIES	(631,769)	(51,836)

FINANCING ACTIVITIES
Proceeds from short-term debt	25,000	—
Principal payments on short-term debt	(25,000)	—
Dividends paid on common stock	(84,405)	(73,186)
Share repurchase	(7,928)	(42,088)
Proceeds from exercise of stock options	28,615	10,028
Excess tax benefit from stock-based compensation	18,138	4,634
NET CASH USED IN FINANCING ACTIVITIES	(45,580)	(100,612)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	151	1,066
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(419,640)	61,649
Cash and cash equivalents at beginning of year	682,388	463,130
CASH AND CASH EQUIVALENTS AT END OF QUARTER	$262,748	$524,779

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

Investments

The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans, which is included in other assets on the Consolidated Statements of Financial Position.  The securities held by the trust are classified as trading securities.  Therefore, unrealized gains and losses associated with these investments are included in the Company’s earnings.  Securities held by the trust generated gains of  $1.3 million and $2.8 million for the second quarter and six months ended April 28, 2013, respectively, compared to gains of $1.4 million and $2.7 million for the second quarter and six months ended April 29, 2012.  The majority of this portfolio is held in fixed return investments to reduce the exposure to volatility in equity markets.

During fiscal 2012 and 2013, the Company also held securities as part of an investment portfolio, which are classified as short-term marketable securities on the Consolidated Statements of Financial Position.  These investments are also trading securities.  Therefore, unrealized gains and losses are included in the Company’s earnings.  The Company recorded a gain of $0.2 million related to these investments during the first quarter of fiscal 2013, compared to gains of $0.4 million and $0.7 million for the second quarter and six months ended April 29, 2012.  These securities were liquidated in the first quarter of fiscal 2013.

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

NOTE B                ACQUISITIONS

On January 31, 2013, the Company acquired the United States based SKIPPY peanut butter business from Conopco, Inc. (doing business as Unilever United States Inc.), of Englewood Cliffs, N.J. for a preliminary purchase price of $663.1 million in cash.  This acquisition includes the Little Rock, Arkansas manufacturing facility and all sales worldwide, except sales in China.  The Company expects to close the acquisition of the China based SKIPPY peanut butter business by the end of fiscal year 2013 for an additional investment of approximately $42.0 million, subject to regulatory approvals and working capital adjustments.  The purchase price was funded by the Company with cash on hand generated from operations and liquidating marketable securities.

SKIPPY is a well-established brand that allows the Company to expand its presence in the center of the store with a non-meat protein product and reinforces the Company’s balanced product portfolio.  The acquisition also provides the opportunity to strengthen the Company’s global presence and complements the international sales strategy for the SPAM family of products.

The acquisition will be accounted for as a business combination using the acquisition method.  The Company has estimated the acquisition date fair values of the assets acquired and liabilities assumed, using independent appraisals and other analyses, and is in the process of determining final working capital adjustments. Therefore, a preliminary allocation of the purchase price to the acquired assets, liabilities, and goodwill is presented in the table below.

At January 31, 2013 (in thousands)
Inventory	$49,227
Property, plant and equipment	48,461
Intangible assets	264,500
Goodwill	301,239
Current liabilities	(299)
Purchase price	$663,128

Goodwill is calculated as the excess of the purchase price over the fair value of the net assets recognized.  The goodwill recorded as part of the acquisition primarily reflects the value of the assembled workforce, cost synergies, and the potential to integrate and expand existing product lines.  The goodwill balance is expected to be deductible for income tax purposes. The goodwill and intangible assets have been allocated to the Grocery Products and International & Other reporting segments.

The Company recognized $7.5 million of transaction costs (excluding transitional service expenses) related to the acquisition through the second quarter, and the charges were reported in selling, general and administrative expense in the Consolidated Statement of Operations.

Operating results for this acquisition have been included in the Company’s Consolidated Statements of Operations from the date of acquisition (i.e. beginning in the second quarter) and are reflected in the Grocery Products and International & Other reporting segments.  The acquisition contributed $87.0 million of net sales and had an immaterial impact on segment profit for the second quarter.  Pro forma results are not presented, as the acquisition was not considered material to the consolidated Company.

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

A reconciliation of the number of options outstanding and exercisable (in thousands) as of April 28, 2013, and changes during the six months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at October 28, 2012	20,454	$19.67
Granted	2,217	32.18
Exercised	3,629	15.57
Forfeited	21	27.77
Outstanding at April 28, 2013	19,021	$21.90	5.9 years	$347,329
Exercisable at April 28, 2013	13,002	$18.88	4.7 years	$209,268

The weighted-average grant date fair value of stock options granted and the total intrinsic value of options exercised (in thousands) during the second quarter and first six months of fiscal years 2013 and 2012 are as follows:

	Three Months Ended		Six Months Ended
	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012
Weighted-average grant date fair value of options granted	$6.57	$5.37	$5.50	$5.64
Intrinsic value of exercised options	$16,133	$9,492	$62,653	$15,321

The fair value of each option award is calculated on the date of grant using the Black-Scholes valuation model utilizing the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012
Risk-Free Interest Rate	1.7%	1.6%	1.4%	1.8%
Dividend Yield	1.9%	2.1%	2.1%	2.0%
Stock Price Volatility	20.0%	21.0%	20.0%	21.0%
Expected Option Life	8 years	8 years	8 years	8 years

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

The Company’s nonvested shares granted on or before September 26, 2010, vest after five years or upon retirement.  Nonvested shares granted after September 26, 2010, vest after one year.  A reconciliation of the nonvested shares (in thousands) as of April 28, 2013, and changes during the six months then ended, is as follows:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at October 28, 2012	139	$21.47
Granted	45	35.42
Vested	70	24.93
Nonvested at April 28, 2013	114	$24.86

The weighted-average grant date fair value of nonvested shares granted, the total fair value (in thousands) of nonvested shares granted, and the fair value (in thousands) of shares that have vested during the first six months of fiscal years 2013 and 2012 are as follows:

	Six Months Ended
	April 28, 2013	April 29, 2012
Weighted-average grant date fair value	$35.42	$28.97
Fair value of nonvested shares granted	$1,600	$1,304
Fair value of shares vested	$1,758	$2,324

Stock-based compensation expense, along with the related income tax benefit, for the second quarter and first six months of fiscal years 2013 and 2012 is presented in the table below.

	Three Months Ended		Six Months Ended
(in thousands)	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012
Stock-based compensation expense recognized	$6,330	$4,889	$11,906	$11,129
Less: Income tax benefit recognized	(2,393)	(1,854)	(4,502)	(4,220)
After-tax stock-based compensation expense	$3,937	$3,035	$7,404	$6,909

At April 28, 2013, there was $13.1 million of total unrecognized compensation expense from stock-based compensation arrangements granted under the plans.  This compensation is expected to be recognized over a weighted-average period of approximately 4.8 years.  During the second quarter and six months ended April 28, 2013, cash received from stock option exercises was $5.4 million and $28.6 million, respectively, compared to $6.1 million and $10.0 million for the second quarter and six months ended April 29, 2012.  The total tax benefit to be realized for tax deductions from these option exercises for the second quarter and six months ended April 28, 2013, was $6.1 million and $23.7 million, respectively, compared to $3.6 million and $5.8 million in the comparable periods in fiscal 2012.

Shares issued for option exercises and nonvested shares may be either authorized but unissued shares, or shares of treasury stock acquired in the open market or otherwise.

NOTE D                GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the six months ended April 28, 2013, are presented in the table below. There were no changes to the carrying amount of goodwill in the first quarter of fiscal 2013.  The additions during the second quarter are entirely due to the acquisition of the United States based SKIPPY peanut butter business on January 31, 2013.  The goodwill amounts are preliminary pending final working capital adjustments.

(in thousands)	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	International & Other	Total
Balance as of October 28, 2012	$123,316	$96,643	$203,214	$207,028	$674	$630,875
Goodwill acquired	197,339		—	—	103,900	301,239
Balance as of April 28, 2013	$320,655	$96,643	$203,214	$207,028	$104,574	$932,114

The gross carrying amount and accumulated amortization for definite-lived intangible assets are presented in the table below.  Customer relationships of $25.1 million were acquired during the second quarter of fiscal 2013 related to the United States based SKIPPY peanut butter business.

	April 28, 2013		October 28, 2012
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists/relationships	$47,130	$(16,309)	$22,148	$(14,684)
Proprietary software & technology	20,940	(17,385)	22,000	(17,319)
Formulas & recipes	17,854	(12,755)	17,854	(11,686)
Other intangibles	9,786	(7,704)	13,586	(10,686)
Total	$95,710	$(54,153)	$75,588	$(54,375)

Amortization expense was $2.6 million and $4.8 million for the second quarter and six months ended April 28, 2013, respectively, compared to $2.1 million and $4.5 million for the second quarter and six months ended April 29, 2012.

Estimated annual amortization expense (in thousands) for the five fiscal years after October 28, 2012, is as follows:

Fiscal Year	Estimated Amortization Expense
2013	$9,479
2014	8,654
2015	5,474
2016	3,348
2017	2,918

The carrying amounts for indefinite-lived intangible assets are presented in the table below.   The increase in the second quarter of fiscal 2013 represents the fair value of the trade name and trademarks acquired with the United States based SKIPPY peanut butter business.

(in thousands)	April 28, 2013	October 28, 2012
Brands/trade names/trademarks	$333,275	$93,875
Other intangibles	7,984	7,984
Total	$341,259	$101,859

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

Investments in and receivables from affiliates consists of the following:

(in thousands)	Segment	% Owned	April 28, 2013	October 28, 2012
MegaMex Foods, LLC	Grocery Products	50%	$199,809	$205,315
Foreign Joint Ventures	International & Other	Various (26-50%)	84,234	81,222
Total			$284,043	$286,537

Equity in earnings of affiliates consists of the following:

		Three Months Ended		Six Months Ended
(in thousands)	Segment	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012
MegaMex Foods, LLC	Grocery Products	$7,607	$7,501	$14,644	$16,125
Foreign Joint Ventures	International & Other	(413)	315	2,393	2,692
Total		$7,194	$7,816	$17,037	$18,817

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

NOTE F                EARNINGS PER SHARE DATA

The reported net earnings attributable to the Company were used when computing basic and diluted earnings per share.  The following table sets forth the shares used as the denominator for those computations:

	Three Months Ended		Six Months Ended
(in thousands)	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012
Basic weighted-average shares outstanding	264,868	263,610	264,406	263,778

Dilutive potential common shares	5,912	5,451	5,554	5,556

Diluted weighted-average shares outstanding	270,780	269,061	269,960	269,334

For the second quarter and six months ended April 28, 2013, 0.6 million and 0.8 million weighted-average stock options, respectively, were not included in the computation of dilutive potential common shares since their inclusion would have had an antidilutive effect on earnings per share, compared to 2.6 million and 1.9 million for the second quarter and six months ended April 29, 2012.

NOTE G               ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of tax, are as follows:

(in thousands)	April 28, 2013	October 28, 2012
Foreign currency translation	$13,159	$12,415
Pension & other benefits	(334,429)	(345,465)
Deferred (loss) gain on hedging	(3,902)	9,481
Accumulated other comprehensive loss	$(325,172)	$(323,569)

NOTE H               INVENTORIES

Principal components of inventories are:

(in thousands)	April 28, 2013	October 28, 2012
Finished products	$560,843	$494,298
Raw materials and work-in-process	255,021	267,877
Materials and supplies	183,067	188,346
Total	$998,931	$950,521

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

Cash Flow Hedges:  The Company currently utilizes corn futures to offset the price fluctuation in the Company’s future direct grain purchases, and has historically entered into various swaps to hedge the purchases of grain and natural gas at certain plant locations.  The financial instruments are designated and accounted for as cash flow hedges, and the Company measures the effectiveness of the hedges on a regular basis.  Effective gains or losses related to these cash flow hedges are reported in accumulated other comprehensive loss (AOCL) and reclassified into earnings, through cost of products sold, in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  The Company typically does not hedge its grain or natural gas exposure beyond the next two upcoming fiscal years.  As of April 28, 2013, and October 28, 2012, the Company had the following outstanding commodity futures contracts and swaps that were entered into to hedge forecasted purchases:

Volume
Commodity	April 28, 2013	October 28, 2012
Corn	15.9 million bushels	12.0 million bushels

As of April 28, 2013, the Company has included in AOCL, hedging losses of $6.2 million (before tax) relating to these positions, compared to gains of $15.2 million (before tax) as of October 28, 2012.  The Company expects to recognize the majority of these losses over the next 12 months.

Fair Value Hedges:  The Company utilizes futures to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The intent of the program is to make the forward priced commodities cost nearly the same as cash market purchases at the date of delivery.  The futures contracts are designated and accounted for as fair value hedges, and the Company measures the effectiveness of the hedges on a regular basis.  Changes in the fair value of the futures contracts, along with the gain or loss on the hedged purchase commitment, are marked-to-market through earnings and are recorded on the Consolidated Statements of Financial Position as a current asset and liability, respectively.  Effective gains or losses related to these fair value hedges are recognized through cost of products sold in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  As of April 28, 2013, and October 28, 2012, the Company had the following outstanding commodity futures contracts designated as fair value hedges:

Volume
Commodity	April 28, 2013	October 28, 2012
Corn	9.5 million bushels	8.0 million bushels
Lean hogs	0.7 million cwt	0.9 million cwt

Other Derivatives:  During fiscal years 2013 and 2012, the Company has held certain futures to manage the Company’s exposure to fluctuations in commodity markets.  The Company has not applied hedge accounting to these positions.  As of April 28, 2013, and October 28, 2012, the Company had the following outstanding futures contracts related to other programs:

Volume
Commodity	April 28, 2013	October 28, 2012
Soybean meal	6,700 tons	—

Fair Values:  The fair values of the Company’s derivative instruments (in thousands) as of April 28, 2013, and October 28, 2012, were as follows:

	Location on Consolidated	Fair Value (1)
	Statements of Financial Position	April 28, 2013	October 28, 2012
Asset Derivatives:
Derivatives Designated as Hedges:
Commodity contracts	Other current assets	$(7,909)	$7,483

Derivatives Not Designated as Hedges:
Commodity contracts	Other current assets	(739)	—

Total Asset Derivatives		$(8,648)	$7,483

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

Derivative Gains and Losses:  Gains or losses (before tax, in thousands) related to the Company’s derivative instruments for the second quarter ended April 28, 2013, and April 29, 2012, were as follows:

	Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss (AOCL) (Effective Portion) (1)		Location on	Gain/(Loss) Reclassified from AOCL into Earnings (Effective Portion) (1)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (3)
	Three Months Ended		Consolidated	Three Months Ended		Three Months Ended
Cash Flow Hedges:	April 28, 2013	April 29, 2012	Statements of Operations	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012
Commodity contracts	$(8,378)	$(4,843)	Cost of products sold	$2,156	$3,751	$(392)	$—

			Location on	Gain/(Loss) Recognized in Earnings (Effective Portion) (4)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (5)
			Consolidated	Three Months Ended		Three Months Ended
Fair Value Hedges:			Statements of Operations	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012
Commodity contracts			Cost of products sold	$3,628	$2,695	$85	$135

			Location on	Gain/(Loss) Recognized in Earnings
			Consolidated	Three Months Ended
Derivatives Not Designated as Hedges:			Statements of Operations	April 28, 2013	April 29, 2012
Commodity contracts			Cost of products sold	$351	$86

Derivative Gains and Losses:  Gains or losses (before tax, in thousands) related to the Company’s derivative instruments for the six months ended April 28, 2013, and April 29, 2012, were as follows:

	Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss (AOCL) (Effective Portion) (1)		Location on	Gain/(Loss) Reclassified from AOCL into Earnings (Effective Portion) (1)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (3)
	Six Months Ended		Consolidated	Six Months Ended		Six Months Ended
	April 28,	April 29,	Statements	April 28,	April 29,	April 28,	April 29,
Cash Flow Hedges:	2013	2012	of Operations	2013	2012	2013	2012
Commodity contracts	$(12,469)	$(12,085)	Cost of products sold	$8,986	$14,641	$(226)	$—

			Location on	Gain/(Loss) Recognized in Earnings (Effective Portion) (4)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (5)
			Consolidated	Six Months Ended		Six Months Ended
			Statements	April 28,	April 29,	April 28,	April 29,
Fair Value Hedges:			of Operations	2013	2012	2013	2012
Commodity contracts			Cost of products sold	$2,542	$5,349	$55	$46

			Location on	Gain/(Loss) Recognized in Earnings
			Consolidated	Six Months Ended
Derivatives Not			Statements	April 28,	April 29,
Designated as Hedges:			of Operations	2013	2012
Commodity contracts			Cost of products sold	$(733)	$46

(1)	Amounts represent gains or losses in AOCL before tax. See the Consolidated Statements of Comprehensive Income for the after tax impact of these gains or losses on net earnings.
(2)	There were no gains or losses excluded from the assessment of hedge effectiveness during the second quarter or first six months of fiscal years 2013 and 2012.
(3)	There were no gains or losses resulting from the discontinuance of cash flow hedges during the second quarter or first six months of fiscal years 2013 and 2012.
(4)

Amounts represent (losses) gains on commodity contracts designated as fair value hedges that were closed during the second quarter or first six months of fiscal years 2013 and 2012, which were offset by a corresponding gain or loss on the underlying hedged purchase commitment. Additional gains or losses related to changes in the fair value of open commodity contracts, along with the offsetting gain or loss on the hedged purchase commitment, are also marked-to-market through earnings with no impact on a net basis.

(5)	There were no gains or losses recognized as a result of a hedged firm commitment no longer qualifying as a fair value hedge during the second quarter or first six months of fiscal years 2013 and 2012.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of April 28, 2013, and October 28, 2012, and their level within the fair value hierarchy, are presented in the tables below.

	Fair Value Measurements at April 28, 2013
(in thousands)	Fair Value at April 28, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Cash equivalents (1)	$90,336	$90,336	$—	$—
Other trading securities (2)	112,432	37,774	74,658	—
Commodity derivatives (3)	4,094	4,094	—	—
Total Assets at Fair Value	$206,862	$132,204	$74,658	$—

Liabilities at Fair Value:
Deferred compensation (2)	$48,824	$18,614	$30,210	$—
Total Liabilities at Fair Value	$48,824	$18,614	$30,210	$—

	Fair Value Measurements at October 28, 2012
(in thousands)	Fair Value at October 28, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Cash equivalents (1)	$483,441	$483,441	$—	$—
Short-term marketable securities (4)	77,387	2,349	75,038	—
Other trading securities (2)	109,676	36,305	73,371	—
Commodity derivatives (3)	3,884	3,884	—	—
Total Assets at Fair Value	$674,388	$525,979	$148,409	$—

Liabilities at Fair Value:
Deferred compensation (2)	$47,953	$16,866	$31,087	$—
Total Liabilities at Fair Value	$47,953	$16,866	$31,087	$—

The following methods and assumptions were used to estimate the fair value of the financial assets and liabilities above:

(1)                                 The Company’s cash equivalents consist primarily of money market funds rated AAA, and other highly liquid investment accounts.  As these investments have a maturity date of three months or less, the carrying value approximates fair value.

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

(3)                             The Company’s commodity derivatives represent futures contracts used in its hedging or other programs to offset price fluctuations associated with purchases of corn and soybean meal, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The Company’s futures contracts for corn and soybean meal are traded on the Chicago Board of Trade, while futures contracts for lean hogs are traded on the Chicago Mercantile Exchange.  These are active markets with quoted prices available and therefore these contracts are classified as Level 1.  All derivatives are reviewed for potential credit risk and risk of nonperformance.  The Company nets the derivative assets and liabilities for each of its hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract.  The net balance for each program is included in other current assets or accounts payable, as appropriate, in the Consolidated Statements of Financial Position.  As of April 28, 2013, the Company has recognized the right to reclaim cash collateral of $23.3 million from, and the obligation to return cash collateral of $10.5 million to, various counterparties.  As of October 28, 2012, the Company had recognized the right to reclaim cash collateral of $27.5 million from, and the obligation to return cash collateral of $31.1 million to, various counterparties.

(4)                                 During fiscal 2012 and 2013, the Company held trading securities as part of a portfolio maintained to generate investment income and to provide cash for operations of the Company, if necessary.  The portfolio is managed by a third party who is responsible for daily trading activities, and all assets within the portfolio are highly liquid.  The cash, U.S. government securities, and highly rated money market funds held by the portfolio are classified as Level 1.  The investment portfolio also included corporate bonds, international government securities, commercial paper, agency securities, mortgage-backed securities, and other asset-backed securities for which there is an active, quoted market.  Market prices are obtained from a variety of industry standard providers, large financial institutions, and other third-party sources to calculate a representative daily market value, and therefore, these securities are classified as Level 2.  These securities were liquidated in the first quarter of 2013.

The Company’s financial assets and liabilities also include cash, accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value.  The Company does not carry its long-term debt at fair value in its Consolidated Statements of Financial Position.  Based on borrowing rates available to the Company for long-term financing with similar terms and average maturities, the fair value of long-term debt, utilizing discounted cash flows (Level 2), was $281.4 million as of April 28, 2013, and $283.6 million as of October 28, 2012.

In accordance with the provisions of ASC 820, the Company also measures certain nonfinancial assets and liabilities at fair value that are recognized or disclosed on a nonrecurring basis (e.g. goodwill, intangible assets, and property, plant and equipment).  During the six months ended April 28, 2013, and April 29, 2012, there were no remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

NOTE K               PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic benefit cost for pension and other post-retirement benefit plans consists of the following:

	Pension Benefits
	Three Months Ended		Six Months Ended
(in thousands)	April 28, 2013	April 29, 2012	April 28, 2013	April 28, 2012
Service cost	$7,745	$5,856	$15,490	$11,712
Interest cost	11,922	12,284	23,844	24,568
Expected return on plan assets	(18,286)	(17,128)	(36,572)	(34,255)
Amortization of prior service cost	(1,270)	(1,270)	(2,540)	(2,540)
Recognized actuarial loss	8,504	5,033	17,009	10,065
Net periodic cost	$8,615	$4,775	$17,231	$9,550

	Post-retirement Benefits
	Three Months Ended		Six Months Ended
(in thousands)	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012
Service cost	$612	$556	$1,224	$1,112
Interest cost	3,694	4,437	7,388	8,875
Amortization of prior service cost	(333)	883	(598)	1,796
Recognized actuarial loss (gain)	1,912	(1)	3,825	(2)
Net periodic cost	$5,885	$5,875	$11,839	$11,781

NOTE L                INCOME TAXES

The amount of unrecognized tax benefits, including interest and penalties, at April 28, 2013, recorded in other long-term liabilities was $22.1 million, of which $14.6 million would impact the Company’s effective tax rate if recognized.  The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense, with gains of $4.7 million and $4.5 million included in expense in the second quarter and first six months, respectively, of fiscal 2013.  The amount of accrued interest and penalties at April 28, 2013, associated with unrecognized tax benefits was $3.2 million.

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

NOTE M               SEGMENT REPORTING

The Company develops, processes, and distributes a wide array of food products in a variety of markets.  The Company reports its results in the following five segments: Grocery Products, Refrigerated Foods, Jennie-O Turkey Store, Specialty Foods, and International & Other.

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

The International & Other segment includes the Hormel Foods International operating segment, which manufactures, markets, and sells Company products internationally.  This segment also includes the results from the Company’s international joint ventures and miscellaneous corporate sales.  This segment was previously the All Other segment, and was renamed in the second quarter of fiscal 2013 with no change in the composition of the segment.

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

	Three Months Ended		Six Months Ended
(in thousands)	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012
Sales to Unaffiliated Customers
Grocery Products	$393,505	$263,993	$727,645	$533,472
Refrigerated Foods	1,011,370	1,031,975	2,074,771	2,115,500
Jennie-O Turkey Store	384,739	391,053	775,073	768,424
Specialty Foods	245,691	228,947	479,536	446,971
International & Other	117,381	96,891	211,902	187,931
Total	$2,152,686	$2,012,859	$4,268,927	$4,052,298

Intersegment Sales
Grocery Products	$—	$—	$—	$—
Refrigerated Foods	3,296	3,131	5,739	5,544
Jennie-O Turkey Store	29,562	32,585	59,983	62,720
Specialty Foods	22	26	53	67
International & Other	—	—	—	—
Total	$32,880	$35,742	$65,775	$68,331
Intersegment elimination	(32,880)	(35,742)	(65,775)	(68,331)
Total	$—	$—	$—	$—

Net Sales
Grocery Products	$393,505	$263,993	$727,645	$533,472
Refrigerated Foods	1,014,666	1,035,106	2,080,510	2,121,044
Jennie-O Turkey Store	414,301	423,638	835,056	831,144
Specialty Foods	245,713	228,973	479,589	447,038
International & Other	117,381	96,891	211,902	187,931
Intersegment elimination	(32,880)	(35,742)	(65,775)	(68,331)
Total	$2,152,686	$2,012,859	$4,268,927	$4,052,298

Segment Operating Profit
Grocery Products	$47,295	$42,858	$97,208	$86,951
Refrigerated Foods	54,680	53,009	108,470	106,758
Jennie-O Turkey Store	51,999	70,198	110,944	146,960
Specialty Foods	25,967	20,859	49,728	37,506
International & Other	15,618	12,855	32,729	25,326
Total segment operating profit	$195,559	$199,779	$399,079	$403,501

Net interest and investment expense (income)	2,026	945	3,310	2,569
General corporate expense	9,751	6,088	16,395	14,815
Noncontrolling interest	1,121	1,048	2,450	1,986

Earnings before income taxes	$184,903	$193,794	$381,824	$388,103

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

For the second quarter of fiscal 2013, the Company reported net earnings per diluted share of $0.46, a decrease of 4.2 percent compared to $0.48 per diluted share in the second quarter of fiscal 2012.  Significant factors impacting the second quarter of fiscal 2013 were:

•                  Grocery Products results were positively impacted by strong sales of core product lines, including the addition of newly acquired SKIPPY peanut butter items.

•                  Increased grain costs in live production operations held down the overall performance of the Refrigerated Foods segment, offset by improved results in the other parts of the business.

•                  Jennie-O Turkey Store segment profit declined due to higher grain costs and lower commodity turkey meat prices.

•                  The International & Other segment achieved excellent results led by higher export sales of the SPAM family of products.

•                  Specialty Foods delivered notable earnings growth on sales increases.

Consolidated Results

Net earnings attributable to the Company for the second quarter of fiscal 2013 decreased 1.9 percent to $125.5 million compared to $127.9 million in the same quarter of fiscal 2012.  Diluted earnings per share for the second quarter decreased 4.2 percent to $0.46 from $0.48 diluted earnings per share last year.  Net earnings attributable to the Company for the first six months of fiscal 2013 decreased 0.4 percent to $255.2 million compared to $256.3 million in fiscal 2012.  Diluted earnings per share for the same period were $0.95 in fiscal 2013, even with the prior year.

Net sales for the second quarter of fiscal 2013 increased 6.9 percent to $2.15 billion versus $2.01 billion in the second quarter of fiscal 2012, with three of the five reporting segments generating top line growth.  Tonnage growth was more modest, increasing 3.8 percent to 1.24 billion lbs. for the second quarter compared to 1.20 billion lbs. in the same quarter of last year, reflecting planned harvest reductions in the Company’s hog and turkey processing operations.  Net sales for the first six months of fiscal 2013 increased 5.3 percent to $4.27 billion from $4.05 billion in the first six months of fiscal 2012.  Tonnage for the first six months of fiscal 2013 increased 2.7 percent to 2.48 billion lbs. compared to 2.41 billion lbs. in 2012.

Net sales were enhanced by the inclusion of sales of Don Miguel Foods Corp. products (additional product lines within the MegaMex joint venture) in the Grocery Products segment, as the Company’s retail sales force assumed responsibility for these sales beginning in the third quarter of fiscal 2012.  These sales contributed an incremental $48.7 million of net sales and 22.4 million lbs. to the top-line results for the quarter, and $103.2 million of net sales and 47.4 million lbs. for the first six months of 2013.  The addition of the newly acquired SKIPPY peanut butter business further benefitted the top-line for the Company, contributing $87.0 million of net sales and 48.6 million lbs. within the second quarter.  Higher export sales of the SPAM family of products by the Company’s International business also provided notable growth.  Jennie-O Turkey Store saw continued growth in its value-added turkey products, but experienced an overall sales decline due to reduced harvest levels and lower commodity turkey meat prices.

Gross profit for the second quarter and first six months of fiscal 2013 was $352.8 million and $697.0 million, respectively, compared to $335.6 million and $673.0 million for the same periods last year.  Gross profit as a percentage of net sales for the second quarter decreased to 16.4 percent compared to 16.7 percent the prior year, and decreased to 16.3 percent for the first six months of fiscal 2013 from 16.6 percent for the comparable six months of fiscal 2012.  Solid margin gains were experienced on export sales of the SPAM family of products in the International & Other segment during the quarter, and strong sales combined with lower raw material costs generated margin improvement for the Specialty Foods segment.  However, these increases were unable to fully offset lower margins for the Jennie-O Turkey Store segment driven by continued high grain costs and weak commodity turkey prices.  Margins in Refrigerated Foods improved modestly as improved results in other parts of the business offset losses in the Company’s live production operations.  Additionally, shipping and handling expenses to date in fiscal 2013 have increased in four of the Company’s five segments.

Entering the second half of the fiscal year, the Company anticipates continued success in the Grocery Products and International & Other segments.  In addition to organic growth, results for these segments will continue to benefit from the addition of SKIPPY sales.  The contract allowing Diamond Crystal Brands to sell SPLENDA® sweetener into foodservice trade channels will expire at the end of June 2013 in the ordinary course of business, and results for the Specialty Foods segment will be challenged by the loss of these sales in the back half of the year.  Pork operating margins and challenges in live hog production operations are expected to improve for the Refrigerated Foods segment as the year progresses.  Results in Jennie-O Turkey Store are expected to improve as pressures from higher commodity grain prices and weaker turkey commodity meat prices begin to moderate.

Selling, general and administrative expenses for the second quarter and first six months of fiscal 2013 were $173.1 million and $328.9 million, respectively, compared to $148.7 million and $301.2 million for the same periods last year.  Selling, general and administrative expenses as a percentage of net sales increased to 8.0 percent and 7.7 percent, respectively, for the second quarter and first six months of fiscal 2013, compared to 7.4 percent for both the second quarter and first six months of fiscal 2012.  Transition and transaction costs incurred due to the SKIPPY acquisition were the main drivers of the increased expense for both the second quarter and first six months of fiscal 2013 compared to the prior year.  Higher advertising and marketing expenses also contributed to the increase in the current year.  The Company expects selling, general and administrative expenses to be approximately 7.5 percent of net sales for the full year in fiscal 2013.

Equity in earnings of affiliates was $7.2 million and $17.0 million for the second quarter and first six months of fiscal 2013, respectively, compared to $7.8 million and $18.8 million last year.  Small gains in the Company’s 50 percent owned MegaMex joint venture were unable to offset declines in the Company’s international joint ventures for the quarter.  For the full year, lower results from the Company’s 50 percent owned MegaMex joint venture drove the decrease for fiscal 2013 compared to the prior year.

The effective tax rate for the second quarter and first six months of fiscal 2013 was 31.5 percent and 32.5 percent, respectively, compared to 33.5 percent for both the second quarter and first six months of fiscal 2012.  The lower rate for the first six months of fiscal 2013 is primarily due to net favorable discrete items resulting from prior year tax adjustments and settlements with various foreign and state tax jurisdictions.  The Company expects a full-year effective tax rate between 33.0 and 34.0 percent for fiscal 2013.

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

	Three Months Ended			Six Months Ended
(in thousands)	April 28, 2013	April 29, 2012	% Change	April 28, 2013	April 29, 2012	% Change
Net Sales
Grocery Products	$393,505	$263,993	49.1	$727,645	$533,472	36.4
Refrigerated Foods	1,011,370	1,031,975	(2.0)	2,074,771	2,115,500	(1.9)
Jennie-O Turkey Store	384,739	391,053	(1.6)	775,073	768,424	0.9
Specialty Foods	245,691	228,947	7.3	479,536	446,971	7.3
International & Other	117,381	96,891	21.1	211,902	187,931	12.8
Total	$2,152,686	$2,012,859	6.9	$4,268,927	$4,052,298	5.3

Segment Operating Profit
Grocery Products	$47,295	$42,858	10.4	$97,208	$86,951	11.8
Refrigerated Foods	54,680	53,009	3.2	108,470	106,758	1.6
Jennie-O Turkey Store	51,999	70,198	(25.9)	110,944	146,960	(24.5)
Specialty Foods	25,967	20,859	24.5	49,728	37,506	32.6
International & Other	15,618	12,855	21.5	32,729	25,326	29.2

Total segment operating profit	$159,559	$199,779	(2.1)	$399,079	$403,501	(1.1)
Net interest and investment expense (income)	2,026	945	114.4	3,310	2,569	28.8
General corporate expense	9,751	6,088	60.2	16,395	14,815	10.7
Noncontrolling interest	1,121	1,048	7.0	2,450	1,986	23.4

Earnings before income taxes	$184,903	$193,794	(4.6)	$381,824	$388,103	(1.6)

Grocery Products

The Grocery Products segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market.  This segment also includes the results from the Company’s MegaMex joint venture.

Grocery Products net sales increased 49.1 percent and 36.4 percent for the second quarter and first six months of fiscal 2013, respectively, compared to the same fiscal 2012 periods.  Tonnage increased 47.2 percent for the second quarter and 33.2 percent for the first six months of fiscal 2013 compared to the prior year.  The comparative results reflect the addition of Don Miguel Foods Corp. sales (additional product lines within the MegaMex joint venture), as the Company’s retail sales force assumed responsibility for these sales beginning in the third quarter of fiscal 2012.   The addition of the newly acquired SKIPPY peanut butter business also aided growth in the quarter.  On a combined basis, these businesses contributed an incremental $119.2 million of net sales and 63.5 million lbs. to the top-line results for the quarter, and $173.7 million of net sales and 88.5 million lbs. to the top-line results for the first six months of 2013.

The positive performance of Grocery Products in the second quarter of fiscal 2013 was also driven by sales gains in core product lines, including Chi-Chi’s and Herdez Mexican products, the SPAM family of products, and Dinty Moore stew.  Sales of the Hormel Compleats line of microwave meals also improved for the second consecutive quarter as the introduction of new cheesy pasta meals helped drive growth.  These increases more than offset declines in categories such as Hormel chunk and imported meats.

Segment profit for Grocery Products increased 10.4 percent and 11.8 percent for the second quarter and first six months of fiscal 2013, respectively, compared to the second quarter and first six months of fiscal 2012.  Profit results for the second quarter benefitted from lower pork and beef input costs, as well as volume increases in core products such as the SPAM family of products and Hormel chili.  However, transaction and transition costs related to the SKIPPY acquisition impacted fiscal 2013 results and the year-over-year profit comparisons for both the second quarter and six months.

The Company anticipates continued growth for this segment entering the third quarter.  Solid momentum is expected to continue in core canned items, Mexican products, microwave meals, and the newly acquired SKIPPY franchise.  The Company will continue to support these items with advertising campaigns and merchandising events.  Although increasing input costs may be a concern, the Company expects the initiatives in place to drive sales growth should result in a strong finish to fiscal 2013 for Grocery Products.

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

Net sales for the Refrigerated Foods segment decreased 2.0 percent and 1.9 percent for the second quarter and first six months of fiscal 2013, respectively, compared to the same periods of fiscal 2012.  Tonnage decreased 4.3 percent and 3.3 percent for the second quarter and first six months compared to the prior year.  Declines for the second quarter primarily reflect lower sales of commodity pork items, as harvest levels were reduced in order to limit the Company’s exposure to unfavorable pork operating margins, and from planned reductions in this segment’s feed sales business.  However, top-line gains were reported across several key value-added product categories.

Sales gains in the value-added businesses included Hormel convenience bacon, Lloyd’s ribs, and Hormel party trays in the Meat Products business unit.  The new Hormel REV wraps also began shipping nationally in the second quarter, and the Company will be launching a significant advertising campaign to support this new product line in the third quarter.  Within the Foodservice business unit, sales of Hormel Natural Choice deli meats and Hormel pecanwood bacon experienced significant growth, along with strong sales of the new Hormel Fire Braised meats.

Segment profit for Refrigerated Foods increased 3.2 percent and 1.6 percent for the second quarter and first six months of fiscal 2013, respectively, compared to the prior year.  Increased grain costs in the live production operations held down the overall performance of the Refrigerated Foods segment, offset by improved results in other parts of the business.

Entering the second half of the year, the Company expects Refrigerated Foods to benefit from its value-added product lines, driven by both continued expansion of core products and new item introductions.  While pork operating margins have been more unfavorable than anticipated in the first half of fiscal 2013, the Company expects to see improvement in the latter half of the year.

Jennie-O Turkey Store

The Jennie-O Turkey Store (JOTS) segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for retail, foodservice, and fresh product customers.

JOTS net sales decreased 1.6 percent for the second quarter and increased 0.9 percent for the first six months of fiscal 2013, respectively, versus the comparable periods of fiscal 2012.  Tonnage decreased 4.4 percent for the second quarter and 2.3 percent for the first six months of fiscal 2013, compared to fiscal 2012 results.  Notable sales gains were seen on value-added product lines such as Jennie-O Turkey Store fresh try pack items and turkey bacon, as this segment continues to benefit from the “Make the Switch” advertising campaign.  JOTS lowered harvest levels by more than two percent during the quarter to reduce the segment’s exposure to weak commodity turkey prices, which contributed to the overall net sales decrease.  Reduced deli sales also contributed to the top-line declines for both the second quarter and six months compared to fiscal 2012.

JOTS segment profit decreased 25.9 percent and 24.5 percent for the second quarter and first six months of fiscal 2013, respectively, compared to the prior year.  Significantly higher grain costs and lower commodity turkey meat prices were key drivers of the profit reduction for the second quarter and six months.  The increased value-added product sales in the retail and foodservice trade channels were encouraging yet not enough to fully offset those headwinds.

Looking forward, JOTS will continue to focus on higher value-added sales in the second half of the year.  Although recent commodity markets continue to be weak and feed costs remain elevated, the Company expects these pressures to moderate during the remainder of the year, and will continue to mitigate their impact through ongoing management of harvest levels and cost reduction initiatives.  Industry wide higher cold storage inventories may also keep pressure on pricing.  Third quarter results will be challenged by these factors, but the Company does anticipate improved year-over-year results for JOTS for the latter half of fiscal 2013.

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

Specialty Foods net sales increased 7.3 percent for both the second quarter and first six months of fiscal 2013, compared to the same periods of fiscal 2012.  Tonnage increased 4.0 percent for the second quarter and 2.5 percent for the first six months of fiscal 2013 compared to the prior year.  Sales growth at CFI drove top-line increases for the quarter, led by strong sales of ready-to-drink and nutritional products.  Strong ingredient and private label canned meat sales were also seen by HSP for the second quarter compared to the prior year.  For DCB, stronger sugar substitute sales were unable to offset declines in sugar and liquid portion sales.

Specialty Foods segment profit increased 24.5 percent for the second quarter and 32.6 percent for the first six months of fiscal 2013, compared to fiscal 2012 results.  The strong results for the quarter were driven by gains from all three operating segments.  Bottom-line gains for DCB were driven by improved margins in several key categories, including sugar, sugar substitutes, blended items, and Hormel Health Labs products.  Successful efforts to diversify the customer base and improve the product mix continue to drive the improved results for CFI.  Strong ingredient sales reflecting past pricing actions generated profit gains for HSP.

The contract allowing DCB to sell SPLENDA® sweetener into foodservice trade channels will expire at the end of June 2013, and the Specialty Foods segment will be challenged by the loss of those sweetener sales in the second half of the year.  This loss of business will also necessitate DCB’s closing of its Perrysburg, Ohio plant by the end of fiscal 2013.

International & Other

The International & Other segment includes the Hormel Foods International (HFI) operating segment, which manufactures, markets, and sells Company products internationally.  This segment also includes the results from the Company’s international joint ventures and miscellaneous corporate sales.  This segment was previously the All Other segment, and was renamed in the second quarter of fiscal 2013 with no change in the composition of the segment.

International & Other net sales increased 21.1 percent and 12.8 percent for the second quarter and first six months of fiscal 2013, respectively, as compared to fiscal 2012.  Strong export sales of the SPAM family of products and continued improved results by the Company’s China operations were the principal drivers of the top-line results for the second quarter and fresh pork exports also increased for the six months compared to the prior year.  The addition of worldwide SKIPPY sales (excluding Mainland China) also enhanced the top-line results, contributing $16.5 million of net sales and 7.5 million lbs. in the second quarter.

Segment profit for this segment also increased significantly, up 21.5 percent for the second quarter and 29.2 percent for the first six months of fiscal 2013, respectively, compared to fiscal 2012 results.  Despite declines in fresh pork export volumes, an improved product mix and increased sales expansion to key regions resulted in improved fresh pork export profitability for the quarter.  Robust exports of the SPAM family of products and improved results for the Company’s other China operations also enhanced profits, offsetting overall declines for the Company’s international joint ventures.  Transaction and transition costs related to the SKIPPY acquisition did negatively impact segment profit for the quarter, as well as comparisons to fiscal 2012.

The Company expects HFI to continue to provide strong earnings growth in the second half of the year.  Higher sales of the SPAM family of products and fresh pork sales, along with continued strong results in China, will drive performance.  The incremental SKIPPY sales will also have a positive impact on results for the balance of the year, and HFI expects to benefit from the combined distribution of the SPAM family of products and new SKIPPY items.  The Company still expects to close on the acquisition of the SKIPPY China based business located in Weifang by the end of the fiscal year.

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

Net interest and investment expense (income) for the second quarter and first six months of fiscal 2013 was a net expense of $2.0 million and $3.3 million, respectively, compared to a net expense of $0.9 million and $2.6 million for the second quarter and first six months of fiscal 2012.  The increased net expense for both the second quarter and six months primarily reflects lower interest income, as the acquisition of the United States based SKIPPY peanut butter business decreased invested funds in the current year.  Interest expense of $6.2 million for the first six months of fiscal 2013 decreased from $6.5 million in the prior year, and the Company anticipates that interest expense will approximate $12.0 to $14.0 million for the full year in fiscal 2013.

General corporate expense for the second quarter and first six months of fiscal 2013 was $9.8 million and $16.4 million, respectively, versus $6.1 million and $14.8 million for the comparable periods of fiscal 2012.  The increased expense during fiscal 2013 is primarily due to higher employee related costs.

Net earnings attributable to the Company’s noncontrolling interests were $1.1 million and $2.5 million for the second quarter and first six months of fiscal 2013, respectively, compared to $1.0 million and $2.0 million for the comparable periods of fiscal 2012.  The increased earnings for both the second quarter and six months reflect improved results for the Company’s China operations compared to the prior year.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions that was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $262.7 million at the end of the second quarter of fiscal year 2013 compared to $524.8 million at the end of the comparable fiscal 2012 period.

Cash provided by operating activities was $257.6 million in the first six months of fiscal 2013 compared to $213.0 million in the same period of fiscal 2012.  Favorable overall changes in working capital balances and increased dividends received from the Company’s joint ventures compared to the prior year offset slightly lower earnings.

Cash used in investing activities increased to $631.8 million in the first six months of fiscal 2013 from $51.8 million in the comparable period of fiscal 2012.  In anticipation of the second quarter acquisition of the United States based SKIPPY peanut butter business from Unilever United States Inc., the Company liquidated its marketable securities portfolio at the end of the first quarter, which generated $77.6 million in cash.  The Company then completed that acquisition on January 31, 2013, for a preliminary purchase price of $663.1 million in cash, plus related expenses.  Capital expenditures in the first six months of fiscal 2013 have decreased to $45.5 million from $58.2 million in the comparable six months of fiscal 2012.  The Company currently estimates its fiscal 2013 capital expenditures will be approximately $120.0 to $130.0 million.

Cash used in financing activities was $45.6 million in the first six months of fiscal 2013 compared to $100.6 million in the same period of fiscal 2012.  Proceeds generated from the Company’s stock option plan exercises increased $18.6 million in fiscal 2013.  The Company also used $7.9 million for common stock repurchases in the first six months of fiscal 2013, compared to $42.1 million in the same period of the prior year.  For additional information pertaining to the Company’s share repurchase plans or programs, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Cash dividends paid to the Company’s shareholders also continue to be an ongoing financing activity for the Company.  Dividends paid in the first six months of 2013 were $84.4 million compared to $73.2 million in the comparable period of fiscal 2012.  For fiscal 2013, the annual dividend rate was increased to $0.68 per share, representing the 47th consecutive annual dividend increase.  The Company has paid dividends for 339 consecutive quarters and expects to continue doing so.

The Company is required, by certain covenants in its debt agreements, to maintain specified levels of financial ratios and financial position.  At the end of the second quarter of fiscal 2013, the Company was in compliance with all of these debt covenants.

Cash flows from operating activities continue to provide the Company with its principal source of liquidity.  The Company does not anticipate a significant risk to cash flows from this source in the foreseeable future because the Company operates in a relatively stable industry and has strong brands across many product lines.

Maximizing the value returned to shareholders through dividend payments remains a priority for use of the Company’s strong cash position in fiscal 2013.  Additional share repurchase activity and capital spending to enhance and expand current operations is also expected to continue throughout the year.  The Company also remains well positioned to take advantage of additional strategic investment opportunities and continues to evaluate options in that area.

Contractual Obligations and Commercial Commitments

The Company records income taxes in accordance with the provisions of ASC 740, Income Taxes.  The Company is unable to determine its contractual obligations by year related to this pronouncement, as the ultimate amount or timing of settlement of its reserves for income taxes cannot be reasonably estimated.  The total liability for unrecognized tax benefits, including interest and penalties, at April 28, 2013, was $22.1 million.

As noted above, the Company acquired the United States based portion of the SKIPPY peanut butter business from Conopco, Inc. (doing business as Unilever United States Inc.), of Englewood Cliffs, N.J. on January 31, 2013, for a preliminary purchase price of $663.1 million.   The Company intends to close the acquisition of the China based portion of that business by the end of fiscal year 2013 for an additional investment of approximately $42.0 million, subject to regulatory approvals and working capital adjustments.  There have been no other material changes to the information regarding the Company’s future contractual financial obligations that was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2012.

Off-Balance Sheet Arrangements

As of April 28, 2013, and October 28, 2012, the Company had $43.6 million and $43.9 million, respectively, of standby letters of credit issued on its behalf.   The standby letters of credit are primarily related to the Company’s self-insured worker’s compensation programs.  However, that amount also includes a revocable $5.6 million standby letter of credit for obligations of an affiliated party that may arise under worker’s compensation claims.  Letters of credit are not reflected in the Company’s Consolidated Statements of Financial Position.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Hog Markets:  The Company’s earnings are affected by fluctuations in the live hog market.  To minimize the impact on earnings, and to ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 10 years.  Purchased hogs under contract accounted for 98 percent of the total hogs purchased by the Company during the first six months of fiscal 2013 and 2012.  The majority of these contracts use market-based formulas based on hog futures, hog primal values, or industry reported hog markets.  Other contracts use a formula based on the cost of production, which can fluctuate independently from hog markets.  Under normal, long-term market conditions, changes in the cash hog market are offset by proportional changes in primal values.  Therefore, a hypothetical 10 percent change in the cash hog market would have had an immaterial effect on the Company’s results of operations.

Certain procurement contracts allow for future hog deliveries (firm commitments) to be forward priced.  The Company generally hedges these firm commitments by using hog futures contracts.  These futures contracts are designated and accounted for as fair value hedges.  The change in the market value of such futures contracts is highly effective at offsetting changes in price movements of the hedged item, and the Company evaluates the effectiveness of the contracts on a regular basis.  Changes in the fair value of the futures contracts, along with the gain or loss on the firm commitment, are marked-to-market through earnings and are recorded on the Consolidated Statements of Financial Position as a current asset and liability, respectively.  The fair value of the Company’s open futures contracts as of April 28, 2013, was $2.2 million compared to $(2.3) million as of October 28, 2012.

The Company measures its market risk exposure on its hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in market prices.  A 10 percent increase in market prices would have negatively impacted the fair value of the Company’s April 28, 2013, open contracts by $6.2 million, which in turn would lower the Company’s future cost of purchased hogs by a similar amount.

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

To manage the Company’s exposure to changes in grain prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future direct grain purchases.  This program currently utilizes corn futures, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value with an unrealized loss of $5.9 million, before tax, on the Consolidated Statement of Financial Position as of April 28, 2013, compared to an unrealized gain of $9.5 million, before tax, as of October 28, 2012.

The Company measures its market risk exposure on its grain futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain.  A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s April 28, 2013, open grain contracts by $8.8 million, which in turn would lower the Company’s future cost on purchased grain by a similar amount.

Long-Term Debt:  A principal market risk affecting the Company is the exposure to changes in interest rates on the Company’s fixed-rate, long-term debt.  Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $4.7 million.  The fair value of the Company’s long-term debt was estimated using discounted future cash flows based on the Company’s incremental borrowing rate for similar types of borrowing arrangements.

Investments:  The Company holds trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans.  As of April 28, 2013, the balance of these securities totaled $112.4 million.  A majority of these securities represent fixed income funds.  The Company is subject to market risk due to fluctuations in the value of the remaining investments, as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis.  A 10 percent decline in the value of the investments not held in fixed income funds would have a direct negative impact to the Company’s pretax earnings of approximately $3.8 million, while a 10 percent increase in value would have a positive impact of the same amount.

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

(b)               Internal Controls.

During the second quarter of fiscal year 2013, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company also utilizes hedging programs to manage its exposure to various commodity market risks, which qualify for hedge accounting for financial reporting purposes.  Volatile fluctuations in market conditions could cause these instruments to become ineffective, which could require any gains or losses associated with these instruments to be reported in the Company’s earnings each period.  These instruments may also limit the Company’s ability to benefit from market gains if commodity prices become more favorable than those that have been secured under the Company’s hedging programs.

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

The Company has made several acquisitions in recent years, most recently the acquisition of the SKIPPY peanut butter business, and regularly reviews opportunities for strategic growth through acquisitions.  Potential risks associated with acquisitions include the inability to integrate new operations successfully, the diversion of management’s attention from other business concerns, the potential loss of key employees and customers of the acquired companies, the possible assumption of unknown liabilities, potential disputes with the sellers, potential impairment charges if purchase assumptions are not achieved or market conditions decline, and the inherent risks in entering markets or lines of business in which the Company has limited or no prior experience.  Any or all of these risks could impact the Company’s financial results and business reputation.  In addition, acquisitions outside the United States may present unique challenges and increase the Company’s exposure to the risks associated with foreign operations.

The Company’s operations are subject to the general risks of litigation.

The Company is involved on an ongoing basis in litigation arising in the ordinary course of business.  Trends in litigation may include class actions involving employees, consumers, competitors, suppliers, shareholders, or injured persons, and claims relating to product liability, contract disputes, intellectual property, advertising, labeling, wage and hour laws, employment practices, or environmental matters.  Litigation trends and the outcome of litigation cannot be predicted with certainty and adverse litigation trends and outcomes could adversely affect the Company’s financial results.

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

The Company has approximately 19,700 employees worldwide, of which approximately 5,700 are represented by labor unions, principally the United Food and Commercial Workers’ Union.  A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities that results in work slowdowns or stoppages could harm the Company’s financial results.  The union contract at the Company’s facility in Lathrop, California will expire during fiscal 2013, covering approximately 85 employees.  Negotiations at this facility currently are ongoing.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the Second Quarter of Fiscal 2013

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 28, 2013 – March 3, 2013	5,140	$36.85	5,000	11,185,200
March 4, 2013 – March 31, 2013	95,000	38.68	95,000	11,090,200
April 1, 2013 – April 28, 2013	100,256	40.70	100,000	10,990,200
Total	200,396	$39.64	200,000

(1)The 396 shares repurchased during the second quarter, other than through publicly announced plans or programs, represent purchases for a Company employee award program.

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

HORMEL FOODS CORPORATION
(Registrant)

Date: June 7, 2013	By	/s/ JODY H. FERAGEN
JODY H. FERAGEN
Executive Vice President, Chief Financial Officer,
and Director
(Principal Financial Officer)

Date: June 7, 2013	By	/s/ JAMES N. SHEEHAN
JAMES N. SHEEHAN
Vice President and Controller
(Principal Accounting Officer)