Form 10-Q
period 2013-07-28
HORMEL FOODS CORP /DE/
filed 2013-09-06
CIK 48465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2013

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 1, 2013
Common Stock	$.0293 par value	263,930,474
Common Stock Non-Voting	$.01 par value	-0-

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except share and per share amounts)

	July 28,	October 28,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$329,496	$682,388
Short-term marketable securities	—	77,387
Accounts receivable	514,398	507,041
Inventories	1,003,736	950,521
Income taxes receivable	2,868	16,460
Deferred income taxes	76,502	68,560
Prepaid expenses	14,867	12,772
Other current assets	9,723	5,555
TOTAL CURRENT ASSETS	1,951,590	2,320,684

DEFERRED INCOME TAXES	137,542	144,245

GOODWILL	934,472	630,875

OTHER INTANGIBLES	380,410	123,072

PENSION ASSETS	49	49

INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	269,221	286,537

OTHER ASSETS	138,944	134,024

PROPERTY, PLANT AND EQUIPMENT
Land	58,589	56,258
Buildings	782,142	767,876
Equipment	1,519,715	1,435,630
Construction in progress	74,153	82,254
	2,434,599	2,342,018
Less allowance for depreciation	(1,485,578)	(1,417,538)
	949,021	924,480

TOTAL ASSETS	$4,761,249	$4,563,966

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except share and per share amounts)

	July 28,	October 28,
	2013	2012
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$369,887	$385,877
Accrued expenses	32,467	49,792
Accrued workers compensation	37,169	33,543
Accrued marketing expenses	113,002	78,712
Employee related expenses	182,592	193,463
Taxes payable	6,128	4,864
Interest and dividends payable	48,239	40,049
TOTAL CURRENT LIABILITIES	789,484	786,300

PENSION AND POST-RETIREMENT BENEFITS	589,659	615,428

LONG-TERM DEBT—less current maturities	250,000	250,000

OTHER LONG-TERM LIABILITIES	78,222	87,313

SHAREHOLDERS’ INVESTMENT
Preferred stock, par value $.01 a share—authorized 160,000,000 shares; issued—none
Common stock, non-voting, par value $.01 a share—authorized 400,000,000 shares; issued—none
Common stock, par value $.0293 a share—authorized 800,000,000 shares;
issued 264,054,986 shares July 28, 2013
issued 263,044,280 shares October 28, 2012	7,737	7,707
Accumulated other comprehensive loss	(325,565)	(323,569)
Retained earnings	3,363,363	3,135,317
HORMEL FOODS CORPORATION SHAREHOLDERS’ INVESTMENT	3,045,535	2,819,455
NONCONTROLLING INTEREST	8,349	5,470
TOTAL SHAREHOLDERS’ INVESTMENT	3,053,884	2,824,925

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$4,761,249	$4,563,966

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012

Net sales	$2,159,525	$2,008,188	$6,428,452	$6,060,486
Cost of products sold	1,829,219	1,701,132	5,401,152	5,080,414
GROSS PROFIT	330,306	307,056	1,027,300	980,072

Selling, general and administrative	150,999	145,022	479,896	446,183

Equity in earnings of affiliates	1,346	9,823	18,383	28,640

OPERATING INCOME	180,653	171,857	565,787	562,529

Other income and expense:
Interest and investment (expense) income	(455)	844	2,471	4,772
Interest expense	(3,122)	(3,207)	(9,358)	(9,704)

EARNINGS BEFORE INCOME TAXES	177,076	169,494	558,900	557,597

Provision for income taxes	63,171	57,087	187,309	186,922

NET EARNINGS	113,905	112,407	371,591	370,675
Less: Net earnings attributable to noncontrolling interest	270	1,240	2,720	3,226
NET EARNINGS ATTRIBUTABLE TO HORMEL FOODS CORPORATION	$113,635	$111,167	$368,871	$367,449

NET EARNINGS PER SHARE:
BASIC	$0.43	$0.42	$1.39	$1.39
DILUTED	$0.42	$0.41	$1.37	$1.37

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	264,605	263,359	264,472	263,638
DILUTED	270,769	268,746	270,230	269,138

DIVIDENDS DECLARED PER SHARE:	$0.17	$0.15	$0.51	$0.45

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012

NET EARNINGS	$113,905	$112,407	$371,591	$370,675
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(3,613)	873	(2,816)	1,997
Pension and other benefits	6,484	2,538	17,520	6,107
Deferred hedging	(3,158)	15,234	(16,541)	(1,439)
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(287)	18,645	(1,837)	6,665
COMPREHENSIVE INCOME	113,618	131,052	369,754	377,340
Less: Comprehensive income attributable to noncontrolling interest	376	1,252	2,879	3,304
COMPREHENSIVE INCOME ATTRIBUTABLE TO HORMEL FOODS CORPORATION	$113,242	$129,800	$366,875	$374,036

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT

(in thousands, except per share amounts)

(Unaudited)

	Hormel Foods Corporation Shareholders
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment

Balance at October 30, 2011	$7,734	$—	$—	$2,824,331	$(175,483)	$3,234	$2,659,816
Net earnings				500,050		4,911	504,961
Other comprehensive (loss) income					(148,086)	51	(148,035)
Purchases of common stock		(61,366)					(61,366)
Stock-based compensation expense			16,710				16,710
Exercise of stock options/nonvested shares	36	(295)	13,576				13,317
Shares retired	(63)	61,661	(30,286)	(31,312)			—
Proceeds from noncontrolling interest						774	774
Distribution to noncontrolling interest						(3,500)	(3,500)
Declared cash dividends - $.60 per share				(157,752)			(157,752)
Balance at October 28, 2012	$7,707	$—	$—	$3,135,317	$(323,569)	$5,470	$2,824,925
Net earnings				368,871		2,720	371,591
Other comprehensive (loss) income					(1,996)	159	(1,837)
Purchases of common stock		(45,668)					(45,668)
Stock-based compensation expense			16,429				16,429
Exercise of stock options/nonvested shares	64		23,418				23,482
Shares retired	(34)	45,668	(39,847)	(5,787)			—
Declared cash dividends - $.51 per share				(135,038)			(135,038)
Balance at July 28, 2013	$7,737	$—	$—	$3,363,363	$(325,565)	$8,349	$3,053,884

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	July 28, 2013	July 29, 2012
OPERATING ACTIVITIES
Net earnings	$371,591	$370,675
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	85,824	81,947
Amortization of intangibles	7,162	6,680
Equity in earnings of affiliates, net of dividends	15,636	(8,032)
Provision for deferred income taxes	(6,009)	183
Gain on property/equipment sales and plant facilities	(691)	(245)
Non-cash investment activities	(1,452)	(2,527)
Stock-based compensation expense	16,429	14,191
Excess tax benefit from stock-based compensation	(18,930)	(6,827)
Other	1,000	—
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(7,357)	(13,315)
Increase in inventories	(4,060)	(41,224)
Decrease in prepaid expenses and other current assets	5,603	11,868
Increase (decrease) in pension and post-retirement benefits	791	(14,749)
Decrease in accounts payable and accrued expenses	(36,688)	(114,572)
NET CASH PROVIDED BY OPERATING ACTIVITIES	428,849	284,053

INVESTING ACTIVITIES
Net sale of trading securities	77,558	—
Acquisitions of businesses/intangibles	(665,415)	(168)
Purchases of property/equipment	(68,731)	(93,915)
Proceeds from sales of property/equipment	6,519	3,510
(Increase) decrease in investments, equity in affiliates, and other assets	(4,810)	17,661
NET CASH USED IN INVESTING ACTIVITIES	(654,879)	(72,912)

FINANCING ACTIVITIES
Proceeds from short-term debt	25,000	—
Principal payments on short-term debt	(25,000)	—
Dividends paid on common stock	(129,426)	(112,683)
Share repurchase	(45,668)	(50,692)
Proceeds from exercise of stock options	29,268	13,910
Excess tax benefit from stock-based compensation	18,930	6,827
Proceeds from noncontrolling interest	—	774
NET CASH USED IN FINANCING ACTIVITIES	(126,896)	(141,864)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	34	810
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(352,892)	70,087
Cash and cash equivalents at beginning of year	682,388	463,130
CASH AND CASH EQUIVALENTS AT END OF QUARTER	$329,496	$533,217

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

Investments

The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans, which is included in other assets on the Consolidated Statements of Financial Position.  The securities held by the trust are classified as trading securities.  Therefore, unrealized gains and losses associated with these investments are included in the Company’s earnings.  Securities held by the trust generated gains of $92 thousand and $2.8 million for the third quarter and nine months ended July 28, 2013, respectively, compared to gains of $0.5 million and $3.2 million for the third quarter and nine months ended July 29, 2012.  The majority of this portfolio is held in fixed return investments to reduce the exposure to volatility in equity markets.

During fiscal 2012 and 2013, the Company also held securities as part of an investment portfolio, which are classified as short-term marketable securities on the Consolidated Statements of Financial Position.  These investments are also trading securities.  Therefore, unrealized gains and losses are included in the Company’s earnings.  The Company recorded a gain of $0.2 million related to these investments during the first quarter of fiscal 2013, compared to gains of $0.2 million and $0.9 million for the third quarter and nine months ended July 29, 2012.  These securities were liquidated in the first quarter of fiscal 2013.

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

Guarantees

The Company enters into various agreements guaranteeing specified obligations of affiliated parties.  The Company’s guarantees either terminate in one year or remain in place until such time as the Company revokes the agreement.  The Company currently provides revocable standby letters of credit totaling $6.2 million to guarantee obligations that may arise under worker compensation claims of an affiliated party.  This potential obligation is not reflected in the Company’s Consolidated Statements of Financial Position.

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

NOTE B                                               ACQUISITIONS

On January 31, 2013, the Company acquired the United States based SKIPPY peanut butter business from Conopco, Inc. (doing business as Unilever United States Inc.), of Englewood Cliffs, N.J. for a purchase price of $665.4 million in cash.  This acquisition includes the Little Rock, Arkansas manufacturing facility and all sales worldwide, except sales in China.  The Company expects to close the acquisition of the China based SKIPPY peanut butter business by the end of fiscal year 2013 for an additional investment of approximately $42.0 million, subject to regulatory approvals and working capital adjustments.  The purchase price was funded by the Company with cash on hand generated from operations and liquidating marketable securities.

SKIPPY is a well-established brand that allows the Company to expand its presence in the center of the store with a non-meat protein product and reinforces the Company’s balanced product portfolio.  The acquisition also provides the opportunity to strengthen the Company’s global presence and complements the international sales strategy for the SPAM family of products.

The acquisition was accounted for as a business combination using the acquisition method.  The Company estimated the acquisition date fair values of the assets acquired and liabilities assumed, using independent appraisals and other analyses, and has determined final working capital adjustments.  Therefore, an allocation of the purchase price to the acquired assets, liabilities, and goodwill is presented in the table below.

(in thousands)
Inventory	$49,156
Property, plant and equipment	48,461
Intangible assets	264,500
Goodwill	303,597
Current liabilities	(299)
Purchase price	$665,415

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

The Company recognized approximately $7.7 million of transaction costs (excluding transitional service expenses) related to the acquisition through the third quarter of fiscal 2013, and the charges were reported in selling, general and administrative expense in the Consolidated Statement of Operations.

Operating results for this acquisition have been included in the Company’s Consolidated Statement of Operations from the date of acquisition (i.e. beginning in the second quarter) and are primarily reflected in the Grocery Products and International & Other reporting segments.  The acquisition contributed $90.9 million of net sales for the third quarter.  Pro forma results are not presented, as the acquisition was not considered material to the consolidated Company.

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

A reconciliation of the number of options outstanding and exercisable (in thousands) as of July 28, 2013, and changes during the nine months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at October 28, 2012	20,454	$19.67
Granted	2,218	32.19
Exercised	3,743	15.63
Forfeited	22	27.36
Outstanding at July 28, 2013	18,907	$21.93	5.7 years	$368,931
Exercisable at July 28, 2013	12,867	$18.89	4.5 years	$290,214

The weighted-average grant date fair value of stock options granted and the total intrinsic value of options exercised (in thousands) during the third quarter and first nine months of fiscal years 2013 and 2012 are as follows:

	Three Months Ended		Nine Months Ended
	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012
Weighted-average grant date fair value of options granted	$7.75	N/A	$5.50	$5.64
Intrinsic value of exercised options	$2,591	$8,011	$65,244	$23,332

The fair value of each option award is calculated on the date of grant using the Black-Scholes valuation model utilizing the following weighted-average assumptions.  No options were granted in the third quarter ended July 29, 2012.

	Three Months Ended		Nine Months Ended
	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012
Risk-Free Interest Rate	1.4%	N/A	1.4%	1.8%
Dividend Yield	1.7%	N/A	2.1%	2.0%
Stock Price Volatility	20.0%	N/A	20.0%	21.0%
Expected Option Life	8 years	N/A	8 years	8 years

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

The Company’s nonvested shares granted on or before September 26, 2010, vest after five years or upon retirement.  Nonvested shares granted after September 26, 2010, vest after one year.  A reconciliation of the nonvested shares (in thousands) as of July 28, 2013, and changes during the nine months then ended, is as follows:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at October 28, 2012	139	$21.47
Granted	45	35.42
Vested	70	24.93
Nonvested at July 28, 2013	114	$24.86

The weighted-average grant date fair value of nonvested shares granted, the total fair value (in thousands) of nonvested shares granted, and the fair value (in thousands) of shares that have vested during the first nine months of fiscal years 2013 and 2012 are as follows:

	Nine Months Ended
	July 28, 2013	July 29, 2012
Weighted-average grant date fair value	$35.42	$28.97
Fair value of nonvested shares granted	$1,600	$1,304
Fair value of shares vested	$1,758	$2,324

Stock-based compensation expense, along with the related income tax benefit, for the third quarter and first nine months of fiscal years 2013 and 2012 is presented in the table below.

	Three Months Ended		Nine Months Ended
(in thousands)	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012
Stock-based compensation expense recognized	$4,523	$3,062	$16,429	$14,191
Income tax benefit recognized	(1,710)	(1,161)	(6,212)	(5,381)
After-tax stock-based compensation expense	$2,813	$1,901	$10,217	$8,810

At July 28, 2013, there was $8.6 million of total unrecognized compensation expense from stock-based compensation arrangements granted under the plans.  This compensation is expected to be recognized over a weighted-average period of approximately 4.5 years.  During the third quarter and nine months ended July 28, 2013, cash received from stock option exercises was $0.7 million and $29.3 million, respectively, compared to $3.9 million and $13.9 million for the third quarter and nine months ended July 29, 2012.  The total tax benefit to be realized for tax deductions from these option exercises for the third quarter and nine months ended July 28, 2013, was $1.0 million and $24.7 million, respectively, compared to $3.0 million and $8.8 million in the comparable periods in fiscal 2012.

Shares issued for option exercises and nonvested shares may be either authorized but unissued shares, or shares of treasury stock acquired in the open market or otherwise.

NOTE D                                               GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three and nine months periods ended July 28, 2013, are presented in the tables below.  The additions during the three and nine months ending July 28, 2013 are entirely due to the acquisition of the United States based SKIPPY peanut butter business on January 31, 2013.

(in thousands)	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	International & Other	Total
Balance as of April 28, 2013	$320,655	$96,643	$203,214	$207,028	$104,574	$932,114
Goodwill acquired	2,287	—	—	—	71	2,358
Balance as of July 28, 2013	$322,942	$96,643	$203,214	$207,028	$104,645	$934,472

(in thousands)	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	International & Other	Total
Balance as of October 28, 2012	$123,316	$96,643	$203,214	$207,028	$674	$630,875
Goodwill acquired	199,626	—	—	—	103,971	303,597
Balance as of July 28, 2013	$322,942	$96,643	$203,214	$207,028	$104,645	$934,472

The gross carrying amount and accumulated amortization for definite-lived intangible assets are presented in the table below.  Customer relationships of $25.1 million were acquired during the second quarter of fiscal 2013 related to the United States based SKIPPY peanut butter business.

	July 28, 2013		October 28, 2012
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists/relationships	$47,130	$(17,449)	$22,148	$(14,684)
Proprietary software & technology	14,820	(11,645)	22,000	(17,319)
Formulas & recipes	17,854	(13,290)	17,854	(11,686)
Other intangibles	9,786	(8,055)	13,586	(10,686)
Total	$89,590	$(50,439)	$75,588	$(54,375)

Amortization expense was $2.4 million and $7.2 million for the third quarter and nine months ended July 28, 2013, respectively, compared to $2.2 million and $6.7 million for the third quarter and nine months ended July 29, 2012.

Estimated annual amortization expense (in thousands) for the five fiscal years after October 28, 2012, is as follows:

Fiscal Year	Estimated Amortization Expense
2013	$9,479
2014	8,654
2015	5,474
2016	3,348
2017	2,918

The carrying amounts for indefinite-lived intangible assets are presented in the table below. The increase in fiscal 2013 represents the fair value of the trade name and trademarks acquired with the United States based SKIPPY peanut butter business.

(in thousands)	July 28, 2013	October 28, 2012
Brands/tradenames/trademarks	$333,275	$93,875
Other intangibles	7,984	7,984
Total	$341,259	$101,859

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

Investments in and receivables from affiliates consists of the following:

			July 28,	October 28,
(in thousands)	Segment	% Owned	2013	2012
MegaMex Foods, LLC	Grocery Products	50%	$202,106	$205,315
Foreign Joint Ventures	International & Other	Various (26-50%)	67,115	81,222
Total			$269,221	$286,537

Equity in earnings of affiliates consists of the following:

		Three Months Ended		Nine Months Ended
(in thousands)	Segment	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012
MegaMex Foods, LLC	Grocery Products	$976	$9,489	$15,620	$25,614
Foreign Joint Ventures	International & Other	370	334	2,763	3,026
Total		$1,346	$9,823	$18,383	$28,640

The Company recognized a basis difference of $21.3 million associated with the formation of MegaMex Foods, LLC, which is being amortized through equity in earnings of affiliates.

NOTE F                                                EARNINGS PER SHARE DATA

The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(in thousands)	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012

Basic weighted-average shares outstanding	264,605	263,359	264,472	263,638

Dilutive potential common shares	6,164	5,387	5,758	5,500

Diluted weighted-average shares outstanding	270,769	268,746	270,230	269,138

For the third quarter and nine months ended July 28, 2013, one thousand and 0.5 million weighted-average stock options were not included in the computation of dilutive potential common shares since their inclusion would have had an antidilutive effect on earnings per share, compared to 2.6 million and 2.1 million for the third quarter and nine months ended July 29, 2012.

NOTE G                                              ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of tax, are as follows:

(in thousands)	July 28, 2013	October 28, 2012
Foreign currency translation	$9,440	$12,415
Pension & other benefits	(327,945)	(345,465)
Deferred (loss) gain on hedging	(7,060)	9,481
Accumulated other comprehensive loss	$(325,565)	$(323,569)

NOTE H                                              INVENTORIES

Principal components of inventories are:

(in thousands)	July 28, 2013	October 28, 2012
Finished products	$568,069	$494,298
Raw materials and work-in-process	253,493	267,877
Materials and supplies	182,174	188,346
Total	$1,003,736	$950,521

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

Cash Flow Hedges:  The Company currently utilizes corn futures to offset the price fluctuation in the Company’s future direct grain purchases, and has historically entered into various swaps to hedge the purchases of grain and natural gas at certain plant locations.  The financial instruments are designated and accounted for as cash flow hedges, and the Company measures the effectiveness of the hedges on a regular basis.  Effective gains or losses related to these cash flow hedges are reported in accumulated other comprehensive loss (AOCL) and reclassified into earnings, through cost of products sold, in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  The Company typically does not hedge its grain or natural gas exposure beyond the next two upcoming fiscal years.  As of July 28, 2013, and October 28, 2012, the Company had the following outstanding commodity futures contracts that were entered into to hedge forecasted purchases:

Volume
Commodity	July 28, 2013	October 28, 2012
Corn	18.7 million bushels	12.0 million bushels

As of July 28, 2013, the Company has included in AOCL, hedging losses of $11.3 million (before tax) relating to these positions, compared to gains of $15.2 million (before tax) as of October 28, 2012.  The Company expects to recognize the majority of these losses over the next 12 months.

Fair Value Hedges:  The Company utilizes futures to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The intent of the program is to make the forward priced commodities cost nearly the same as cash market purchases at the date of delivery.  The futures contracts are designated and accounted for as fair value hedges, and the Company measures the effectiveness of the hedges on a regular basis.  Changes in the fair value of the futures contracts, along with the gain or loss on the hedged purchase commitment, are marked-to-market through earnings and are recorded on the Consolidated Statements of Financial Position as a current asset and liability, respectively.  Effective gains or losses related to these fair value hedges are recognized through cost of products sold in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  As of July 28, 2013, and October 28, 2012, the Company had the following outstanding commodity futures contracts designated as fair value hedges:

Volume
Commodity	July 28, 2013	October 28, 2012
Corn	7.8 million bushels	8.0 million bushels
Lean hogs	1.2 million cwt	0.9 million cwt

Other Derivatives:  During fiscal years 2013 and 2012, the Company has held certain futures to manage the Company’s exposure to fluctuations in commodity markets and foreign currencies.  The Company has not applied hedge accounting to these positions.  As of July 28, 2013, and October 28, 2012, the Company had the following outstanding futures contracts related to other programs:

Volume
Commodity	July 28, 2013	October 28, 2012
Soybean meal	1,900 tons	—

Notional Amount
Currency	July 28, 2013	October 28, 2012
Chinese Yuan Renminbi	CNY$ 251.7 million	N/A

Fair Values:  The fair values of the Company’s derivative instruments (in thousands) as of July 28, 2013, and October 28, 2012, were as follows:

	Location on Consolidated	Fair Value (1)
	Statements of Financial Position	July 28, 2013	October 28, 2012
Asset Derivatives:
Derivatives Designated as Hedges:
Commodity contracts	Other current assets	$(12,493)	$7,483

Derivatives Not Designated as Hedges:
Commodity contracts	Other current assets	178	—
Foreign exchange contracts	Other current assets	(79)	—

Total Asset Derivatives		$(12,394)	$7,483

(1)  Amounts represent the gross fair value of derivative assets and liabilities.  The Company nets the derivative assets and liabilities for each of its hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract.  The amount or timing of cash collateral balances may impact the classification of the derivative in the Consolidated Statements of Financial Position.   See Note J - Fair Value Measurements for a discussion of these net amounts as reported in the Consolidated Statements of Financial Position.

Derivative Gains and Losses:  Gains or losses (before tax, in thousands) related to the Company’s derivative instruments for the third quarter ended July 28, 2013, and July 29, 2012, were as follows:

	Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss (AOCL) (Effective Portion) (1)		Location on	Gain/(Loss) Reclassified from AOCL into Earnings (Effective Portion) (1)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (3)
	Three Months Ended		Consolidated	Three Months Ended		Three Months Ended
Cash Flow Hedges:	July 28, 2013	July 29, 2012	Statements of Operations	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012
Commodity contracts	$(5,913)	$25,749	Cost of products sold	$(838)	$1,317	$(259)	$—

			Location on	Gain/(Loss) Recognized in Earnings (Effective Portion) (4)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (5)
			Consolidated	Three Months Ended		Three Months Ended
Fair Value Hedges:			Statements of Operations	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012
Commodity contracts			Cost of products sold	$2,327	$(2,658)	$16	$(2,407)

			Location on	Gain/(Loss) Recognized in Earnings
			Consolidated	Three Months Ended
Derivatives Not Designated as Hedges:			Statements of Operations	July 28, 2013	July 29, 2012
Commodity contracts			Cost of products sold	$(266)	$—
Foreign exchange contracts			Net sales	$(79)	$—

Derivative Gains and Losses:  Gains or losses (before tax, in thousands) related to the Company’s derivative instruments for the nine months ended July 28, 2013, and July 29, 2012, were as follows:

	Gain/(Loss) Recognized in Accumulated Other Comprehensive Loss (AOCL) (Effective Portion) (1)		Location on	Gain/(Loss) Reclassified from AOCL into Earnings (Effective Portion) (1)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (3)
	Nine Months Ended		Consolidated	Nine Months Ended		Nine Months Ended
Cash Flow Hedges:	July 28, 2013	July 29, 2012	Statements of Operations	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012
Commodity contracts	$(18,382)	$13,664	Cost of products sold	$8,148	$15,958	$(485)	$—

			Location on	Gain/(Loss) Recognized in Earnings (Effective Portion) (4)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (5)
			Consolidated	Nine Months Ended		Nine Months Ended
Fair Value Hedges:			Statements of Operations	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012
Commodity contracts			Cost of products sold	$4,869	$2,691	$71	$(2,361)

			Location on	Gain/(Loss) Recognized in Earnings
			Consolidated	Nine Months Ended
Derivatives Not Designated as Hedges:			Statements of Operations	July 28, 2013	July 29, 2012
Commodity contracts			Cost of products sold	$(999)	$46
Foreign exchange contracts			Net sales	$(79)	$—

(1)              Amounts represent gains or losses in AOCL before tax.  See the Consolidated Statements of Comprehensive Income for the after tax impact of these gains or losses on net earnings.

(2)              There were no gains or losses excluded from the assessment of hedge effectiveness during the third quarter or first nine months of fiscal years 2013 and 2012.

(3)              There were no gains or losses resulting from the discontinuance of cash flow hedges during the third quarter or first nine months of fiscal years 2013 and 2012.

(4)              Amounts represent gains (losses) on commodity contracts designated as fair value hedges that were closed during the third quarter or first nine months of fiscal years 2013 and 2012, which were offset by a corresponding gain or loss on the underlying hedged purchase commitment.  Additional gains or losses related to changes in the fair value of open commodity contracts, along with the offsetting gain or loss on the hedged purchase commitment, are also marked-to-market through earnings with no impact on a net basis.

(5)              There were no gains or losses recognized as a result of a hedged firm commitment no longer qualifying as a fair value hedge during the third quarter or first nine months of fiscal years 2013 and 2012.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of July 28, 2013, and October 28, 2012, and their level within the fair value hierarchy, are presented in the tables below.

	Fair Value Measurements at July 28, 2013
(in thousands)	Fair Value at July 28, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Cash equivalents (1)	$121,417	$121,417	$—	$—
Other trading securities (2)	112,523	37,291	75,232	—
Commodity derivatives (3)	8,448	8,448	—	—
Foreign exchange contracts (5)	(79)	—	(79)	—
Total Assets at Fair Value	$242,309	$167,156	$75,153	$—

Liabilities at Fair Value:
Deferred compensation (2)	$47,837	$18,080	$29,757	$—
Total Liabilities at Fair Value	$47,837	$18,080	$29,757	$—

	Fair Value Measurements at October 28, 2012
(in thousands)	Fair Value at October 28, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Cash equivalents (1)	$483,441	$483,441	$—	$—
Short-term marketable securities (4)	77,387	2,349	75,038	—
Other trading securities (2)	109,676	36,305	73,371	—
Commodity derivatives (3)	3,884	3,884	—	—
Total Assets at Fair Value	$674,388	$525,979	$148,409	$—

Liabilities at Fair Value:
Deferred compensation (2)	$47,953	$16,866	$31,087	$—
Total Liabilities at Fair Value	$47,953	$16,866	$31,087	$—

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

(3)                             The Company’s commodity derivatives represent futures contracts used in its hedging or other programs to offset price fluctuations associated with purchases of corn and soybean meal, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The Company’s futures contracts for corn and soybean meal are traded on the Chicago Board of Trade, while futures contracts for lean hogs are traded on the Chicago Mercantile Exchange.  These are active markets with quoted prices available and therefore these contracts are classified as Level 1.  All derivatives are reviewed for potential credit risk and risk of nonperformance.  The Company nets the derivative assets and liabilities for each of its hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract.  The net balance for each program is included in other current assets or accounts payable, as appropriate, in the Consolidated Statements of Financial Position.  As of July 28, 2013, the Company has recognized the right to reclaim cash collateral of $25.9 million from, and the obligation to return cash collateral of $5.1 million to, various counterparties.  As of October 28, 2012, the Company had recognized the right to reclaim cash collateral of $27.5 million from, and the obligation to return cash collateral of $31.1 million to, various counterparties.

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

The Company’s financial assets and liabilities also include cash, accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value.  The Company does not carry its long-term debt at fair value in its Consolidated Statements of Financial Position.  Based on borrowing rates available to the Company for long-term financing with similar terms and average maturities, the fair value of long-term debt, utilizing discounted cash flows (Level 2), was $261.2 million as of July 28, 2013, and $283.6 million as of October 28, 2012.

In accordance with the provisions of ASC 820, the Company also measures certain nonfinancial assets and liabilities at fair value that are recognized or disclosed on a nonrecurring basis (e.g. goodwill, intangible assets, and property, plant and equipment).  During the nine months ended July 28, 2013, and July 29, 2012, there were no material remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

NOTE K                                              PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic benefit cost for pension and other post-retirement benefit plans consists of the following:

	Pension Benefits
	Three Months Ended		Nine Months Ended
(in thousands)	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012
Service cost	$7,744	$5,856	$23,234	$17,568
Interest cost	11,922	12,284	35,766	36,852
Expected return on plan assets	(18,286)	(17,128)	(54,858)	(51,383)
Amortization of prior service cost	(1,269)	(1,269)	(3,809)	(3,809)
Recognized actuarial loss	8,505	5,032	25,514	15,097
Net periodic cost	$8,616	$4,775	$25,847	$14,325

	Post-retirement Benefits
	Three Months Ended		Nine Months Ended
(in thousands)	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012
Service cost	$612	$556	$1,836	$1,668
Interest cost	3,693	4,437	11,081	13,312
Amortization of prior service cost	(401)	882	(999)	2,678
Recognized actuarial loss (gain)	1,982	—	5,807	(2)
Net periodic cost	$5,886	$5,875	$17,725	$17,656

During the third quarter of fiscal 2013, the Company made discretionary contributions of $22.1 million to fund its pension plans, compared to discretionary contributions of $27.3 million during the third quarter of fiscal 2012.

NOTE L                                               INCOME TAXES

The amount of unrecognized tax benefits, including interest and penalties, at July 28, 2013, recorded in other long-term liabilities was $22.0 million, of which $14.6 million would impact the Company’s effective tax rate if recognized.  The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense, with an expense of $36 thousand and gains of $4.5 million included in expense in the third quarter and first nine months, respectively, of fiscal 2013.  The amount of accrued interest and penalties at July 28, 2013, associated with unrecognized tax benefits was $3.2 million.

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

	Three Months Ended		Nine Months Ended
(in thousands)	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012
Sales to Unaffiliated Customers
Grocery Products	$370,297	$297,177	$1,097,942	$830,649
Refrigerated Foods	1,068,587	1,043,311	3,143,358	3,158,811
Jennie-O Turkey Store	367,125	351,604	1,142,198	1,120,028
Specialty Foods	240,512	230,072	720,048	677,043
International & Other	113,004	86,024	324,906	273,955
Total	$2,159,525	$2,008,188	$6,428,452	$6,060,486

Intersegment Sales
Grocery Products	$—	$—	$—	$—
Refrigerated Foods	4,654	2,385	10,393	7,929
Jennie-O Turkey Store	29,559	29,901	89,542	92,621
Specialty Foods	23	41	76	108
International & Other	—	—	—	—
Total	$34,236	$32,327	$100,011	$100,658
Intersegment elimination	(34,236)	(32,327)	(100,011)	(100,658)
Total	$—	$—	$—	$—

Net Sales
Grocery Products	$370,297	$297,177	$1,097,942	$830,649
Refrigerated Foods	1,073,241	1,045,696	3,153,751	3,166,740
Jennie-O Turkey Store	396,684	381,505	1,231,740	1,212,649
Specialty Foods	240,535	230,113	720,124	677,151
International & Other	113,004	86,024	324,906	273,955
Intersegment elimination	(34,236)	(32,327)	(100,011)	(100,658)
Total	$2,159,525	$2,008,188	$6,428,452	$6,060,486

Segment Operating Profit
Grocery Products	$52,962	$40,052	$150,170	$127,003
Refrigerated Foods	44,769	60,757	153,239	167,515
Jennie-O Turkey Store	45,623	39,106	156,567	186,066
Specialty Foods	23,170	21,490	72,898	58,996
International & Other	16,692	12,437	49,421	37,763
Total segment operating profit	$183,216	$173,842	$582,295	$577,343

Net interest and investment expense (income)	3,577	2,363	6,887	4,932
General corporate expense	2,833	3,225	19,228	18,040
Noncontrolling interest	270	1,240	2,720	3,226

Earnings before income taxes	$177,076	$169,494	$558,900	$557,597

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

For the third quarter of fiscal 2013, the Company reported net earnings per diluted share of $0.42, an increase of 2.4 percent compared to $0.41 per diluted share in the third quarter of fiscal 2012.  Significant factors impacting the third quarter of fiscal 2013 were:

•                  Grocery Products results were positively impacted by the new SKIPPY peanut butter business.

•                  Continued strength in export sales of the SPAM family of products and fresh pork, as well as the addition of the new SKIPPY peanut butter business, led to notable net sales and profit gains for the International & Other segment.

•                  Jennie-O Turkey Store delivered a strong quarter, with value-added growth and operational gains offsetting higher grain costs and lower commodity meat prices.

•                  Refrigerated Foods profits decreased during the quarter, as higher pork input costs negatively impacted margins.

•                  Profitability increased for Specialty Foods with the Diamond Crystal Brands and Century Foods International operating segments reporting improved results.

Consolidated Results

Net earnings attributable to the Company for the third quarter of fiscal 2013 increased 2.2 percent to $113.6 million compared to $111.2 million in the same quarter of fiscal 2012.  Diluted earnings per share for the third quarter increased to $0.42 from $0.41 last year.  Net earnings attributable to the Company for the first nine months of fiscal 2013 increased 0.4 percent to $368.9 million, from $367.4 million for the first nine months of fiscal 2012.  Diluted earnings per share for the nine months were $1.37 for both fiscal 2013 and fiscal 2012.

Net sales for the third quarter of fiscal 2013 increased 7.5 percent to a record $2.16 billion, versus $2.01 billion in fiscal 2012.  Tonnage increased 2.6 percent to 1.19 billion lbs. for the third quarter compared to 1.16 billion lbs. for the same quarter of last year.  Net sales for the first nine months of fiscal 2013 increased 6.1 percent to a record $6.43 billion from $6.06 billion in the nine months of fiscal 2012.  Tonnage for the first nine months increased 2.7 percent to 3.67 billion lbs. compared to 3.57 billion lbs. in 2012.

Net sales were enhanced by the addition of the SKIPPY peanut butter business acquired at the beginning of the second quarter.  These sales contributed an incremental $90.9 million of net sales and 54.5 million lbs. for the quarter, and $177.9 million of net sales and 103.1 million lbs. for the first nine months of fiscal 2013.  Additionally, top-line results for the first nine months were aided by the addition of Don Miguel Foods Corp. sales (additional product lines within the MegaMex joint venture) beginning in the third quarter of fiscal 2012 when the Company’s retail sales force assumed responsibility for these sales.  These sales contributed an incremental $103.2 million of net sales and 47.4 million lbs. to the top-line results for the first nine months of fiscal 2013.  Higher export sales of the SPAM family of products and fresh pork by the Company’s international business have also provided notable growth throughout fiscal 2013.  Improved value-added sales within the Refrigerated Foods, Specialty Foods, and Jennie-O Turkey Store segments also contributed to the record top-lines results for the quarter.

Gross profit for the third quarter and first nine months of fiscal 2013 was $330.3 million and $1.03 billion, respectively, compared to $307.1 million and $980.1 million for the same periods last year.  Gross profit as a percentage of net sales for the third quarter and first nine months of fiscal 2013 was 15.3 percent and 16.0 percent, respectively, versus 15.3 percent and 16.2 percent for the comparable periods in the prior year.  Lower margins in the Refrigerated Foods segment were offset by strong performances from the Grocery Products, International & Other and Jennie-O Turkey Store segments.  The additional margins from SKIPPY sales boosted margins for both the Grocery Products and International & Other segments.  Additionally, continued strong margin gains were experienced on export sales of the SPAM family of products and fresh pork in the International & Other segment during the quarter, and higher margins on value-added products at Jennie-O Turkey Store.   These increases were able to overcome sharp increases in input costs which constricted operating margins in Refrigerated Foods.  Additionally, shipping and handling expenses to date in fiscal 2013 increased in four of the Company’s five segments.

Entering the fourth quarter, the Company expects continued improved results from the Grocery Products and International & Other segments aided by the addition of SKIPPY sales.  In addition, the Jennie-O Turkey Store segment began turning the corner in the third quarter and should maintain their momentum in the fourth quarter.  While higher input costs are negatively impacting our value-added margins in Refrigerated Foods, these headwinds are expected to moderate towards the end of the fiscal year.  The contract allowing Diamond Crystal Brands to sell SPLENDA® sweetener into foodservice trade channels expired at the end of July 2013 in the ordinary course of business, and results for the Specialty Foods segment will be challenged by the loss of these sales in the fourth quarter.

Selling, general and administrative expenses for the third quarter and nine months of fiscal 2013 were $151.0 million and $479.9 million, respectively, compared to $145.0 million and $446.2 million last year.  Selling, general and administrative expenses as a percentage of net sales was 7.0 percent and 7.5 percent for the third quarter and first nine months of fiscal 2013, respectively, compared to 7.2 percent and 7.4 percent for the comparable periods of the prior year.  Transition and transaction costs incurred related to the SKIPPY acquisition were the main drivers of the increased expense for first nine months of fiscal 2013 compared to the prior year.  Within the third quarter, a reduction in advertising expenses partially offset higher employee-related expenses.  The Company expects selling, general and administrative expenses to be approximately 7.5 percent of net sales for the full year in fiscal 2013.

Equity in earnings of affiliates was $1.3 million and $18.4 million for the third quarter and first nine months of fiscal 2013, respectively, compared to $9.8 million and $28.6 million last year.  The decrease is a result of lower earnings from the Company’s 50 percent owned MegaMex joint venture, which experienced higher incentive expense on the Fresherized Foods acquisition, unfavorable exchange rates, and higher input costs.  Results have been mixed for the Company’s international joint ventures, but resulted in an overall decline for those operations during the first nine months of fiscal 2013 compared to the prior year.

The effective tax rate for the third quarter and first nine months of fiscal 2013 was 35.7 and 33.5 percent, respectively, compared to 33.7 and 33.5 percent for the comparable quarter and first nine months of fiscal 2012.  The higher rate for the third quarter is primarily related to lower earnings in affiliates.  The Company expects a full-year effective tax rate of approximately 34.0 percent for fiscal 2013.

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

	Three Months Ended			Nine Months Ended
(in thousands)	July 28, 2013	July 29, 2012	% Change	July 28, 2013	July 29, 2012	% Change
Net Sales
Grocery Products	$370,297	$297,177	24.6	$1,097,942	$830,649	32.2
Refrigerated Foods	1,068,587	1,043,311	2.4	3,143,358	3,158,811	(0.5)
Jennie-O Turkey Store	367,125	351,604	4.4	1,142,198	1,120,028	2.0
Specialty Foods	240,512	230,072	4.5	720,048	677,043	6.4
International & Other	113,004	86,024	31.4	324,906	273,955	18.6
Total	$2,159,525	$2,008,188	7.5	$6,428,452	$6,060,486	6.1

Segment Operating Profit
Grocery Products	$52,962	$40,052	32.2	$150,170	$127,003	18.2
Refrigerated Foods	44,769	60,757	(26.3)	153,239	167,515	(8.5)
Jennie-O Turkey Store	45,623	39,106	16.7	156,567	186,066	(15.9)
Specialty Foods	23,170	21,490	7.8	72,898	58,996	23.6
International & Other	16,692	12,437	34.2	49,421	37,763	30.9

Total segment operating profit	$183,216	$173,842	5.4	$582,295	$577,343	0.9
Net interest and investment expense (income)	3,577	2,363	51.4	6,887	4,932	39.6
General corporate expense	2,833	3,225	(12.2)	19,228	18,040	6.6
Noncontrolling interest	270	1,240	(78.2)	2,720	3,226	(15.7)

Earnings before income taxes	$177,076	$169,494	4.5	$558,900	$557,597	0.2

Grocery Products

The Grocery Products segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market.  This segment also includes the results from the Company’s MegaMex joint venture.

Grocery Products net sales increased 24.6 percent and 32.2 percent for the third quarter and nine months of fiscal 2013, respectively, compared to the same fiscal 2012 periods.  Tonnage increased 27.1 percent for the third quarter and 31.1 percent for the first nine months compared to the prior year.  The comparative results reflect the addition of the newly acquired SKIPPY peanut butter business beginning in the second quarter of fiscal 2013 and Don Miguel Foods Corp. sales (additional product lines within the MegaMex joint venture) beginning in the third quarter of fiscal 2012 when the Company’s retail sales force assumed responsibility for these sales.  The addition of the SKIPPY peanut butter business contributed an incremental $72.5 million of net sales and 44.1 million lbs. to the top-line results for the quarter.  On a combined basis, these businesses contributed an incremental $246.2 million of net sales and 132.6 million lbs. to the top-line results for the first nine months of fiscal 2013.

This segment experienced sales growth for Dinty Moore stew, Hormel Mary Kitchen hash, and Hormel bacon toppings during the quarter.  Largely offsetting these gains were lower sales of the SPAM family of products due to the advertising campaigns around the 75th anniversary of SPAM in the third quarter of fiscal 2012, and reduced sales of Hormel Compleats microwave meals.  The Company introduced new Compleats breakfast trays and MVP snack kits at the end of the third quarter, which are expected to enhance results going forward.

Segment profit for Grocery Products increased 32.2 percent for the third quarter and 18.2 percent for the first nine months compared to fiscal 2012.  Along with the positive performance from the SKIPPY products, profit results for the third quarter benefitted from improved margin performance in Hormel bacon toppings, Hormel hash, and Dinty Moore beef stew.  Lower equity in earnings results from the MegaMex joint venture in the quarter offset profits due to higher incentive expense on the Fresherized Food acquisition, unfavorable exchange rates, and higher input costs.

Although increased input costs will remain a concern for Grocery Products during the remainder of the fiscal year, the Company believes the initiatives in place to drive sales growth should result in a strong finish to fiscal 2013.

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

Net sales for the Refrigerated Foods segment increased 2.4 percent for the third quarter and decreased 0.5 percent for the first nine months of fiscal 2013, compared to the same periods of fiscal 2012.  Tonnage decreased 3.5 percent and 3.3 percent for the third quarter and first nine months compared to the prior year, as planned reductions in this segment’s feed sales business in the second quarter of fiscal 2013 impacted volume comparisons.  Increased net sales for the third quarter were seen across the Refrigerated Foods portfolio.  Within the Foodservice business unit, sales of branded products such as Hormel pecanwood bacon, Hormel Fire Braised meats, and Hormel Natural Choice deli meats experienced significant growth.  On the retail side, this segment enjoyed strong sales of Hormel party trays, Hormel Natural Choice deli meats, and Hormel Cure 81 hams.  The new Hormel REV wraps were supported by an advertising campaign which began in late July.  Declines for the first nine months of 2013 primarily reflect lower sales of commodity pork items as harvest levels were reduced to limit the Company’s exposure to unfavorable pork operating margins.

Segment profit for Refrigerated Foods decreased 26.3 percent and 8.5 percent for the third quarter and first nine months of fiscal 2013, respectively, compared to the prior year.  Although processing margins improved during the quarter, continued high raw material costs constricted margins in certain retail categories, with bacon impacted most notably in the third quarter.

Going into the fourth quarter, the Company expects Refrigerated Foods to benefit from its value-added product lines, driven by a decline in pork input costs along with the benefit of earlier pricing actions.  Pork operating margins are expected to improve in the fourth quarter from third quarter performance.  Additionally, the Company is excited about the new product introductions of Hormel REV wraps and Hormel Fire Braised meats this year, which are expected to continue to benefit sales in the fourth quarter.

Jennie-O Turkey Store

The Jennie-O Turkey Store (JOTS) segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for retail, foodservice, and fresh product customers.

JOTS net sales increased 4.4 percent and 2.0 percent for the third quarter and first nine months of fiscal 2013, respectively, versus the comparable periods of fiscal 2012.  Tonnage increased 1.0 percent for the third quarter and decreased 1.3 percent for the first nine months, compared to prior year results.  JOTS value-added products within the foodservice and deli business units delivered sales gains for the quarter.  Retail sales of Jennie-O Turkey Store ground turkey chubs and turkey bacon also improved.  Total harvest volume during recent quarters was intentionally reduced compared to the prior year to reduce the segment’s exposure to weak commodity turkey prices, which tempered overall top-line results for the segment.

Segment profit for JOTS increased 16.7 percent for the third quarter and decreased 15.9 percent for the first nine months of fiscal 2013, compared to the prior year.  Higher value-added pricing helped cover a portion of increased input costs while lower commodity pricing reduced contributions compared to a year ago.  Corn and soybean meal input costs remain volatile and are expected to continue throughout the harvest season.

As JOTS began turning the corner in the third quarter, the Company anticipates that this segment will maintain its momentum through the remainder of the fiscal year.  However, recent volatile grain markets have been impacting the effectiveness of the Company’s hedging programs.  If this volatility continues and results in ineffective programs, JOTS may be required to take market gains or losses on its positions through earnings in future quarters.  Effectiveness will continue to be monitored and reassessed at the end of the fourth quarter.  At this time, the fourth quarter results are still expected to exceed last year on improved value-added results, continued operational improvements, and live production gains.

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

Specialty Foods net sales increased 4.5 percent for the third quarter and 6.4 percent for the first nine months of fiscal 2013, compared to the same periods of fiscal 2012.  Tonnage decreased 4.7 percent for the third quarter and was flat for the first nine months compared to the prior year.  Sales growth in DCB for the quarter was led by strong sweetener sales, and robust ingredient and canned meat sales in HSP also drove top-line increases.  Despite strong nutritional product and ready-to-drink sales, third quarter net sales for CFI were flat versus last year due to lower bulk sales.

Specialty Foods segment profit increased 7.8 percent in the third quarter and 23.6 percent for the first nine months, compared to fiscal 2012 results.  DCB posted segment profit results well ahead of last year driven by strong sweetener sales, as the Company negotiated a one month contract extension allowing DCB to sell SPLENDA® sweetener into foodservice trade channels through the end of July 2013.  CFI segment profit exceeded last year primarily due to a favorable ready-to-drink sales mix, which was partially offset by lower production efficiencies due to lower volumes.  HSP results were negatively impacted by high canned meat raw material costs, which were partially offset by stronger ingredient margins.

The Company expects fourth quarter results for Specialty Foods to be below last year due to the loss of the  SPLENDA® sweetener contract and continued higher raw material costs.

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

International & Other net sales increased 31.4 percent and 18.6 percent for the third quarter and first nine months of fiscal 2013, respectively, compared to fiscal 2012.  Strong export sales of the SPAM family of products and fresh pork along with improved performance by the Company’s China operations were the principal drivers of the top-line results for the third quarter.  The addition of worldwide SKIPPY sales (excluding Mainland China) also enhanced the top-line results, contributing $17.0 million of net sales and 9.6 million lbs. in the third quarter and $33.5 million of net sales and 17.1 million lbs. for the first nine months of fiscal 2013.

Segment profit also increased, up 34.2 percent for the third quarter and 30.9 percent for the first nine months of fiscal 2013, compared to fiscal 2012 results.  Robust exports of the SPAM family of products and fresh pork enhanced profits.  In addition, continued improved China performance resulted from strong sales growth, favorable input costs, and production efficiencies.

The Company expects HFI to continue to provide strong results again in the fourth quarter, as export sales of the SPAM family of products and fresh pork and continued positive results in China will drive performance over last year.  Additionally, SKIPPY sales will continue to have a positive impact on profit for the remainder of the year.  The Company expects to close on the acquisition of the SKIPPY China based business located in Weifang by the end of the fiscal year, subject to regulatory approvals.

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

Net interest and investment expense (income) for the third quarter and first nine months of fiscal 2013 represented a net expense of $3.6 million and $6.9 million, respectively, compared to a net expense of $2.4 million and $4.9 million for the comparable quarter and nine months of fiscal 2012.  The increased net expense for both the third quarter and nine months primarily reflects lower interest income, as the acquisition of the United States based SKIPPY peanut butter business decreased invested funds in the current year.  The Company’s rabbi trust has also experienced lower results in fiscal 2013.  Interest expense of $9.4 million for the first nine months of fiscal 2013 has decreased from $9.7 million in the prior year, and the Company anticipates that interest expense will approximate $12.0 to $14.0 million for the full year in fiscal 2013.

General corporate expense for the third quarter and first nine months of fiscal 2013 was $2.8 million and $19.2 million, respectively, compared to $3.2 million and $18.0 million for the comparable periods of fiscal 2012.  The lower third quarter expense resulted from reduced compensation and medical expenses.

Net earnings attributable to the Company’s noncontrolling interests were $0.3 million and $2.7 million for the third quarter and first nine months of fiscal 2013, respectively, compared to $1.2 million and $3.2 million for the comparable periods of fiscal 2012.  The decreased earnings for both the third quarter and nine months primarily reflect lower results from the Company’s Precept Foods business.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions that was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $329.5 million at the end of the third quarter of fiscal year 2013 compared to $533.2 million at the end of the comparable fiscal 2012 period.

Cash provided by operating activities was $428.8 million in the first nine months of fiscal 2013 compared to $284.1 million in the same period of fiscal 2012.  Favorable overall changes in working capital balances and increased dividends received from the Company’s joint ventures compared to the prior year largely generated the increase.  Additionally, the Company made a discretionary contribution of $22.1 million in the third quarter of fiscal 2013 to fund its pension plans, compared to a contribution of $27.3 million in the third quarter of fiscal 2012.

Cash used in investing activities was $654.9 million in the first nine months of fiscal 2013, compared to $72.9 million in the same period of fiscal 2012.   In anticipation of the second quarter acquisition of the United States based SKIPPY peanut butter business from Unilever United States Inc., the Company liquidated its marketable securities portfolio at the end of the first quarter, which generated $77.6 million in cash.  The Company then completed that acquisition on January 31, 2013, for a purchase price of $665.4 million in cash, plus related expenses.  Fixed asset expenditures were $68.7 million in the first nine months of fiscal 2013 versus $93.9 million in the comparable period of fiscal 2012.  The Company currently estimates its fiscal 2013 fixed asset expenditures to be approximately $110.0 to $120.0 million.

Cash used in financing activities was $126.9 million in the first nine months of fiscal 2013 compared to $141.9 million in the same period of fiscal 2012.  The Company used $45.7 million for common stock repurchases in the first nine months of fiscal 2013, compared to $50.7 million in the same period of the prior year.  For additional information pertaining to the Company’s share repurchase plans or programs, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Cash dividends paid to the Company’s shareholders also continue to be an ongoing financing activity for the Company.  Dividends paid in the first nine months of fiscal 2013 were $129.4 million compared to $112.7 million in the comparable period of fiscal 2012.  For fiscal 2013, the annual dividend rate was increased to $0.68 per share, representing the 47th consecutive annual dividend increase.  The Company has paid dividends for 340 consecutive quarters and expects to continue doing so.

The Company is required, by certain covenants in its debt agreements, to maintain specified levels of financial ratios and financial position.  At the end of the third quarter of fiscal 2013, the Company was in compliance with all of these debt covenants.

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

Contractual Obligations and Commercial Commitments

The Company records income taxes in accordance with the provisions of ASC 740, Income Taxes.  The Company is unable to determine its contractual obligations by year related to this pronouncement, as the ultimate amount or timing of settlement of its reserves for income taxes cannot be reasonably estimated.  The total liability for unrecognized tax benefits, including interest and penalties, at July 28, 2013, was $22.0 million.

As noted above, the Company acquired the United States based portion of the SKIPPY peanut butter business from Conopco, Inc. (doing business as Unilever United States Inc.), of Englewood Cliffs, N.J. on January 31, 2013, for a purchase price of $665.4 million.   The Company intends to close the acquisition of the China based portion of that business by the end of fiscal year 2013 for an additional investment of approximately $42.0 million, subject to regulatory approvals and working capital adjustments.  There have been no other material changes to the information regarding the Company’s future contractual financial obligations that was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2012.

Off-Balance Sheet Arrangements

As of July 28, 2013, and October 28, 2012, the Company had $44.0 million and $43.9 million, respectively, of standby letters of credit issued on its behalf.  The standby letters of credit are primarily related to the Company’s self-insured worker’s compensation programs.  However, that amount also includes $6.2 million of revocable standby letters of credit for obligations of an affiliated party that may arise under worker’s compensation claims.  Letters of credit are not reflected in the Company’s Consolidated Statements of Financial Position.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Hog Markets:  The Company’s earnings are affected by fluctuations in the live hog market.  To minimize the impact on earnings, and to ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 10 years.  Purchased hogs under contract accounted for 98 percent of the total hogs purchased by the Company during the first nine months of fiscal 2013 and 2012.  The majority of these contracts use market-based formulas based on hog futures, hog primal values, or industry reported hog markets.  Other contracts use a formula based on the cost of production, which can fluctuate independently from hog markets.  Under normal, long-term market conditions, changes in the cash hog market are offset by proportional changes in primal values.  Therefore, a hypothetical 10 percent change in the cash hog market would have had an immaterial effect on the Company’s results of operations.

Certain procurement contracts allow for future hog deliveries (firm commitments) to be forward priced.  The Company generally hedges these firm commitments by using hog futures contracts.  These futures contracts are designated and accounted for as fair value hedges.  The change in the market value of such futures contracts is highly effective at offsetting changes in price movements of the hedged item, and the Company evaluates the effectiveness of the contracts on a regular basis.  Changes in the fair value of the futures contracts, along with the gain or loss on the firm commitment, are marked-to-market through earnings and are recorded on the Consolidated Statements of Financial Position as a current asset and liability, respectively.  The fair value of the Company’s open futures contracts as of July 28, 2013, was $0.4 million compared to $(2.3) million as of October 28, 2012.

The Company measures its market risk exposure on its hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in market prices.  A 10 percent increase in market prices would have negatively impacted the fair value of the Company’s July 28, 2013, open contracts by $10.3 million, which in turn would lower the Company’s future cost of purchased hogs by a similar amount.

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

To manage the Company’s exposure to changes in grain prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future direct grain purchases.  This program currently utilizes corn futures, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value with an unrealized loss of $10.7 million, before tax, on the Consolidated Statement of Financial Position as of July 28, 2013, compared to an unrealized gain of $9.5 million, before tax, as of October 28, 2012.

The Company measures its market risk exposure on its grain futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain.  A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s July 28, 2013, open grain contracts by $9.3 million, which in turn would lower the Company’s future cost on purchased grain by a similar amount.

Long-Term Debt:  A principal market risk affecting the Company is the exposure to changes in interest rates on the Company’s fixed-rate, long-term debt.  Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $6.3 million.  The fair value of the Company’s long-term debt was estimated using discounted future cash flows based on the Company’s incremental borrowing rate for similar types of borrowing arrangements.

Investments:  The Company holds trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans.  As of July 28, 2013, the balance of these securities totaled $112.5 million.  A majority of these securities represent fixed income funds.  The Company is subject to market risk due to fluctuations in the value of the remaining investments, as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis.  A 10 percent decline in the value of the investments not held in fixed income funds would have a direct negative impact to the Company’s pretax earnings of approximately $3.7 million, while a 10 percent increase in value would have a positive impact of the same amount.

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

(b)               Internal Controls.

During the third quarter of fiscal year 2013, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Fluctuations in commodity prices of pork, poultry, feed ingredients, avocados, and peanuts could harm the Company’s earnings.

The Company’s results of operations and financial condition are largely dependent upon the cost and supply of pork, poultry, feed grains, avocados, and peanuts as well as the selling prices for many of our products, which are determined by constantly changing market forces of supply and demand.

The live hog industry has evolved to very large, vertically integrated operations operating under long-term supply agreements. This has resulted in fewer hogs being available on the cash spot market.  Additionally, overall hog production in the U.S. has declined.  The decrease in the supply of hogs could diminish the utilization of harvest and production facilities and increase the cost of the raw materials they produce.  Consequently, the Company uses long-term supply contracts based on market-based formulas or the cost of production to ensure a stable supply of raw materials while minimizing extreme fluctuations in costs over the long term.  This may result, in the short term, in costs for live hogs that are higher than the cash spot market depending on the relationship of the cash spot market to contract prices.  Market-based pricing on certain product lines, and lead time required to implement pricing adjustments, may prevent all or part of these cost increases from being recovered, and these higher costs could adversely affect our short-term financial results.

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

The Company is subject to risks associated with the outbreak of disease in pork and beef livestock, and poultry flocks, including Bovine Spongiform Encephalopathy (BSE), pneumo-virus, Porcine Circovirus 2 (PCV2), Porcine Reproduction & Respiratory Syndrome (PRRS), Foot-and-Mouth Disease (FMD), Porcine Epidemic Diarrhea Virus (PEDV), and Avian Influenza.  The outbreak of disease could adversely affect the Company’s supply of raw materials, increase the cost of production, and reduce operating margins.  Additionally, the outbreak of disease may hinder the Company’s ability to market and sell products both domestically and internationally.  The Company has developed business continuity plans for various disease scenarios and will continue to update these plans as necessary.  There can be no assurance given, however, that these plans will be effective in eliminating the negative effects of any such diseases on the Company’s operating results.

Market demand for the Company’s products may fluctuate.

The Company faces competition from producers of alternative meats and protein sources, including pork, beef, turkey, chicken, fish, and peanut butter.  The bases on which the Company competes include:

•                  price;

•                  product quality and attributes;

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

The Company is a party to several supply, distribution, contract packaging, and other material contracts.  The loss of a material contract could adversely affect the Company’s financial results.  Recently, the Company has agreed to end its hog supply contract with AgFeed USA, LLC.  The Company is confident there will be an adequate hog supply to replace the quantity represented by this contract and expects there will be no effect on operations.

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

The Company has approximately 19,800 employees worldwide, of which approximately 5,700 are represented by labor unions, principally the United Food and Commercial Workers’ Union.  A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities or contracted hog processing facilities or that results in work slowdowns or stoppages could harm the Company’s financial results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the Third Quarter of Fiscal 2013

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 29, 2013 – June 2, 2013	120,000	$41.88	120,000	10,870,200
June 3, 2013 – June 30, 2013	463,800	39.02	463,800	10,406,400
July 1, 2013 – July 28, 2013	369,000	39.61	369,000	10,037,400
Total	952,800	$39.61	952,800

(1)         On May 26, 2010, the Company announced that its Board of Directors had authorized the Company to   repurchase up to 5,000,000 shares of common stock with no expiration date.  On November 22, 2010, the Board of Directors authorized a two-for-one split of the Company’s common stock.  As part of the resolution to approve that stock split, the number of shares remaining to be repurchased was adjusted proportionately.  The stock split was approved by shareholders and was subsequently effected on February 1, 2011.  All numbers in the table above reflect the impact of this stock split.

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

HORMEL FOODS CORPORATION
(Registrant)

Date: September 6, 2013	By	/s/ JODY H. FERAGEN
JODY H. FERAGEN
Executive Vice President, Chief Financial Officer, and Director
(Principal Financial Officer)

Date: September 6, 2013	By	/s/ JAMES N. SHEEHAN
JAMES N. SHEEHAN
Vice President and Controller
(Principal Accounting Officer)