Form 10-Q
period 2014-01-26
HORMEL FOODS CORP /DE/
filed 2014-03-07
CIK 48465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 26, 2014

or

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

Large accelerated filer X	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes   X  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 2, 2014
Common Stock	$.0293 par value 263,990,215
Common Stock Non-Voting	$.01 par value -0-

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except share and per share amounts)

	January 26,	October 27,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$639,844	$434,014
Accounts receivable	505,024	551,500
Inventories	924,500	967,977
Deferred income taxes	73,543	73,543
Prepaid expenses	13,888	13,000
Other current assets	10,034	7,379
TOTAL CURRENT ASSETS	2,166,833	2,047,413

DEFERRED INCOME TAXES	23,323	25,086

GOODWILL	962,102	934,472

OTHER INTANGIBLES	378,361	378,093

PENSION ASSETS	166,494	162,535

INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	258,128	270,609

OTHER ASSETS	144,408	142,339

PROPERTY, PLANT AND EQUIPMENT
Land	61,516	58,506
Buildings	783,098	784,133
Equipment	1,546,306	1,532,527
Construction in progress	104,612	85,696
	2,495,532	2,460,862
Less allowance for depreciation	(1,528,011)	(1,505,529)
	967,521	955,333

TOTAL ASSETS	$5,067,170	$4,915,880

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except share and per share amounts)

	January 26,	October 27,
	2014	2013
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$354,832	$387,284
Accrued expenses	45,757	20,965
Accrued workers compensation	40,190	38,217
Accrued marketing expenses	117,563	91,332
Employee related expenses	142,902	192,063
Taxes payable	67,361	8,637
Interest and dividends payable	55,920	45,511
TOTAL CURRENT LIABILITIES	824,525	784,009

PENSION AND POST-RETIREMENT BENEFITS	483,449	481,230

LONG-TERM DEBT–less current maturities	250,000	250,000

OTHER LONG-TERM LIABILITIES	84,765	84,062

SHAREHOLDERS’ INVESTMENT
Preferred stock, par value $.01 a share–
authorized 160,000,000 shares; issued–none
Common stock, non-voting, par value $.01
a share–authorized 400,000,000 shares; issued–none
Common stock, par value $.0293 a share–
authorized 800,000,000 shares;
issued 263,927,305 shares January 26, 2014
issued 263,658,296 shares October 27, 2013	7,733	7,725
Additional paid-in capital	7,794	-
Accumulated other comprehensive loss	(150,986)	(149,214)
Retained earnings	3,553,213	3,452,529
HORMEL FOODS CORPORATION SHAREHOLDERS’ INVESTMENT	3,417,754	3,311,040
NONCONTROLLING INTEREST	6,677	5,539
TOTAL SHAREHOLDERS’ INVESTMENT	3,424,431	3,316,579

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$5,067,170	$4,915,880

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	January 26, 2014	January 27, 2013

Net sales	$2,242,672	$2,116,241
Cost of products sold	1,844,030	1,772,048
GROSS PROFIT	398,642	344,193

Selling, general and administrative	166,189	155,831

Equity in earnings of affiliates	4,739	9,843

OPERATING INCOME	237,192	198,205

Other income and expense:
Interest and investment income	1,173	1,810
Interest expense	(3,094)	(3,094)

EARNINGS BEFORE INCOME TAXES	235,271	196,921

Provision for income taxes	80,813	65,876

NET EARNINGS	154,458	131,045
Less: Net earnings attributable to noncontrolling interest	1,110	1,329
NET EARNINGS ATTRIBUTABLE TO HORMEL FOODS CORPORATION	$153,348	$129,716

NET EARNINGS PER SHARE:
BASIC	$0.58	$0.49
DILUTED	$0.57	$0.48

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	263,752	263,944
DILUTED	270,224	269,140

DIVIDENDS DECLARED PER SHARE:	$0.20	$0.17

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended
	January 26, 2014	January 27, 2013

NET EARNINGS	$154,458	$131,045
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(2,291)	384
Pension and other benefits	1,019	5,554
Deferred hedging	(472)	(6,812)
TOTAL OTHER COMPREHENSIVE LOSS	(1,744)	(874)
COMPREHENSIVE INCOME	152,714	130,171
Less: Comprehensive income attributable to noncontrolling interest	1,138	1,344
COMPREHENSIVE INCOME ATTRIBUTABLE TO HORMEL FOODS CORPORATION	$151,576	$128,827

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT

(in thousands, except per share amounts)

(Unaudited)

	Hormel Foods Corporation Shareholders
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment

Balance at October 28, 2012	$7,707	$-	$-	$3,135,317	$(323,569)	$5,470	$2,824,925

Net earnings				526,211		3,865	530,076
Other comprehensive income					174,355	204	174,559
Purchases of common stock		(70,819)					(70,819)
Stock-based compensation expense			17,596				17,596
Exercise of stock options/nonvested shares	69		23,955				24,024
Shares retired	(51)	70,819	(41,551)	(29,217)			-
Distribution to noncontrolling interest						(4,000)	(4,000)
Declared cash dividends – $.68 per share				(179,782)			(179,782)
Balance at October 27, 2013	$7,725	$-	$-	$3,452,529	$(149,214)	$5,539	$3,316,579

Net earnings				153,348		1,110	154,458
Other comprehensive (loss) income					(1,772)	28	(1,744)
Stock-based compensation expense			4,957				4,957
Exercise of stock options/nonvested shares	8		2,837				2,845
Declared cash dividends – $.20 per share				(52,664)			(52,664)
Balance at January 26, 2014	$7,733	$-	$7,794	$3,553,213	$(150,986)	$6,677	$3,424,431

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	January 26, 2014	January 27, 2013
OPERATING ACTIVITIES
Net earnings	$154,458	$131,045
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	29,429	27,655
Amortization of intangibles	2,331	2,189
Equity in earnings of affiliates, net of dividends	5,285	156
Provision for deferred income taxes	428	(2,395)
Gain on property/equipment sales and plant facilities	(369)	(234)
Non-cash investment activities	(135)	(1,142)
Stock-based compensation expense	4,957	5,576
Excess tax benefit from stock-based compensation	(4,111)	(13,261)
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	46,476	40,505
Decrease (increase) in inventories	46,161	(3,161)
(Increase) decrease in prepaid expenses and other current assets	(4,297)	2,318
Increase in pension and post-retirement benefits	1,234	6,511
Increase (decrease) in accounts payable and accrued expenses	32,445	(53,949)
NET CASH PROVIDED BY OPERATING ACTIVITIES	314,292	141,813

INVESTING ACTIVITIES
Sale of trading securities	-	77,558
Acquisitions of businesses/intangibles	(41,401)	-
Purchases of property/equipment	(37,038)	(22,053)
Proceeds from sales of property/equipment	4,278	2,919
Decrease in investments, equity in affiliates, and other assets	4,028	7,919
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(70,133)	66,343

FINANCING ACTIVITIES
Dividends paid on common stock	(44,833)	(39,438)
Proceeds from exercise of stock options	3,437	23,222
Excess tax benefit from stock-based compensation	4,111	13,261
NET CASH USED IN FINANCING ACTIVITIES	(37,285)	(2,955)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,044)	88
INCREASE IN CASH AND CASH EQUIVALENTS	205,830	205,289
Cash and cash equivalents at beginning of year	434,014	682,388
CASH AND CASH EQUIVALENTS AT END OF QUARTER	$639,844	$887,677

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A                                          GENERAL

Basis of Presentation

The accompanying unaudited consolidated financial statements of Hormel Foods Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year.  The balance sheet at October 27, 2013, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 27, 2013.

Investments

The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans, which is included in other assets on the Consolidated Statements of Financial Position.  The securities held by the trust are classified as trading securities.  Therefore, unrealized gains and losses associated with these investments are included in the Company’s earnings.  Securities held by the trust generated a gain of $0.5 million for the quarter ended January 26, 2014, compared to a gain of $1.5 million for the quarter ended January 27, 2013.  The majority of this portfolio is held in fixed return investments to reduce the exposure to volatility in equity markets.

During the first quarter of fiscal 2013, the Company also held securities as part of an investment portfolio, which were classified as short-term marketable securities on the Consolidated Statements of Financial Position.  These investments were also trading securities.  Therefore, unrealized gains and losses were included in the Company’s earnings.  The Company recorded a gain of $0.2 million related to these investments for the quarter ended January 27, 2013. These securities were liquidated in the first quarter of fiscal 2013.

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

Guarantees

The Company enters into various agreements guaranteeing specified obligations of affiliated parties.  The Company’s guarantees either terminate in one year or remain in place until such time as the Company revokes the agreement.  The Company currently provides revocable standby letters of credit totaling $4.9 million to guarantee obligations that may arise under worker compensation claims of an affiliated party.  This potential obligation is not reflected in the Company’s Consolidated Statements of Financial Position.

New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) updated the guidance within Accounting Standards Codification (ASC) 210, Balance Sheet.  The update enhances disclosures related to the offsetting of certain assets and liabilities to enable users of financial statements to understand the effect of those arrangements on financial position.  The updated guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The Company adopted the new provisions of this accounting standard at the beginning of fiscal year 2014, and adoption did not have a material impact on the consolidated financial statements.

In February 2013, the FASB further updated the guidance within ASC 220, Comprehensive Income.  The update requires companies to report, in one place, information about reclassifications out of accumulated other comprehensive income (AOCI) and changes in AOCI balances.  For significant items reclassified out of AOCI to net income in their entirety in the same reporting period, reporting is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under U. S. generally accepted accounting principles is required.  The above information must be presented in one place, either parenthetically on the face of the financial statements by income statement line item, or in a note.  The updated guidance is to be applied prospectively, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, with early adoption permitted.  The Company adopted the new provisions of this accounting standard at the beginning of fiscal year 2014, and adoption did not have a material impact on the consolidated financial statements as it relates to presentation and disclosure only.

In January 2014, the FASB updated the guidance within ASC 323, Investments-Equity Method and Joint Ventures.  The update provides guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit.  The amendments modify the conditions that a reporting entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments.  If the modified conditions are met, the amendments permit an entity to make an accounting policy election to amortize the initial cost of the investment in proportion to the amount of tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit). Additionally, the amendments introduce new recurring disclosures about all investments in qualified affordable housing projects irrespective of the method used to account for the investments.  The updated guidance is to be applied retrospectively, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted.  The Company expects to adopt the new provisions of this accounting standard at the beginning of fiscal year 2016, and adoption is not expected to have a material impact on the consolidated financial statements.

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

On November 26, 2013, the Company also acquired the China based SKIPPY peanut butter business from Unilever United States Inc. for a preliminary purchase price of $41.4 million in cash.  This acquisition includes the Weifang, China manufacturing facility and all sales in Mainland China.  The purchase price was also funded by the Company with cash on hand.  The purchase price is preliminary pending final working capital and tax valuations.

Operating results for both of these acquisitions have been included in the Company’s Consolidated Statements of Operations from the date of acquisition and are primarily reflected in the Grocery Products and International & Other reporting segments.  The acquisitions contributed $86.5 million of net sales for the first quarter of fiscal

2014.  Pro forma results are not presented, as the acquisitions are not considered material to the consolidated Company.

SKIPPY is a well-established brand that allows the Company to expand its presence in the center of the store with a non-meat protein product and reinforces the Company’s balanced product portfolio.  The acquisition also provides the opportunity to strengthen the Company’s global presence and complements the international sales strategy for the SPAM family of products.

NOTE C                                          STOCK-BASED COMPENSATION

The Company issues stock options and nonvested shares as part of its stock incentive plans for employees and non-employee directors.  The Company’s policy is to grant options with the exercise price equal to the market price of the common stock on the date of grant.  Options typically vest over four years and expire ten years after the date of the grant.  The Company recognizes stock-based compensation expense ratably over the shorter of the requisite service period or vesting period.  The fair value of stock-based compensation granted to retirement-eligible individuals is expensed at the time of grant.

A reconciliation of the number of options outstanding and exercisable (in thousands) as of January 26, 2014, and changes during the quarter then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at October 27, 2013	18,466	$22.09
Granted	1,032	45.98
Exercised	524	19.64
Forfeited	11	33.51
Outstanding at January 26, 2014	18,963	$23.45	5.6 years	$ 412,144
Exercisable at January 26, 2014	13,694	$19.91	4.5 years	$ 345,526

The weighted-average grant date fair value of stock options granted and the total intrinsic value of options exercised (in thousands) during the first quarter of fiscal years 2014 and 2013 are as follows:

	Three Months Ended
	January 26, 2014	January 27, 2013
Weighted-average grant date fair value	$9.89	$5.10
Intrinsic value of exercised options	$13,402	$46,520

The fair value of each option award is calculated on the date of grant using the Black-Scholes valuation model utilizing the following weighted-average assumptions:

	Three Months Ended
	January 26, 2014	January 27, 2013
Risk-Free Interest Rate	2.5%	1.3%
Dividend Yield	1.7%	2.2%
Stock Price Volatility	20.0%	20.0%
Expected Option Life	8 years	8 years

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

The Company’s nonvested shares granted on or before September 26, 2010, vest after five years or upon retirement.  Nonvested shares granted after September 26, 2010, vest after one year.  There were no changes to the balance of nonvested shares during the first quarter, with 112 thousand shares outstanding at a weighted-average grant date fair value of $24.77 as of January 26, 2014.  No shares vested during the first quarter of fiscal year 2014 or fiscal year 2013.

Stock-based compensation expense, along with the related income tax benefit, for the first quarter of fiscal years 2014 and 2013 is presented in the table below.

	Three Months Ended
(in thousands)	January 26, 2014	January 27, 2013
Stock-based compensation expense recognized	$ 4,957	$ 5,576
Income tax benefit recognized	1,884	2,108
After-tax stock-based compensation expense	$3,073	$ 3,468

At January 26, 2014, there was $12.6 million of total unrecognized compensation expense from stock-based compensation arrangements granted under the plans.  This compensation is expected to be recognized over a weighted-average period of approximately 3.0 years.  During the quarter ended January 26, 2014, cash received from stock option exercises was $3.4 million compared to $23.2 million for the quarter ended January 27, 2013.  The total tax benefit to be realized for tax deductions from these option exercises for the quarter ended January 26, 2014, was $5.1 million compared to $17.6 million in the comparable quarter of fiscal 2013.

Shares issued for option exercises and nonvested shares may be either authorized but unissued shares, or shares of treasury stock acquired in the open market or otherwise.

NOTE D                                          GOODWILL AND INTANGIBLE ASSETS

The carrying amounts of goodwill for the quarter ended January 26, 2014, are presented in the table below.  The addition during the first quarter is entirely due to the acquisition of the China based SKIPPY peanut butter business on November 26, 2013.

(in thousands)	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	International & Other	Total
Balance as of October 27, 2013	$322,942	$96,643	$203,214	$207,028	$104,645	$934,472
Goodwill acquired	-	-	-	-	27,630	27,630
Balance as of January 26, 2014	$322,942	$96,643	$203,214	$207,028	$132,275	$962,102

The gross carrying amount and accumulated amortization for definite-lived intangible assets are presented in the table below.  Customer relationships of $2.6 million were acquired during the first quarter of fiscal 2014 related to the China based SKIPPY peanut butter business.

	January 26, 2014		October 27, 2013
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists/relationships	$45,940	$(15,794)	$43,340	$(14,719)
Formulas & recipes	17,854	(14,359)	17,854	(13,824)
Proprietary software & technology	14,820	(12,404)	14,820	(12,024)
Other intangibles	9,386	(8,341)	9,386	(7,999)
Total	$88,000	$(50,898)	$85,400	$(48,566)

Amortization expense was $2.3 million for the quarter ended January 26, 2014, compared to $2.2 million for the quarter ended January 27, 2013.

Estimated annual amortization expense (in thousands) for the five fiscal years after October 27, 2013, is as follows:

Fiscal Year	Estimated Amortization Expense
2014	$ 8,797
2015	5,647
2016	3,525
2017	3,091
2018	2,849

The carrying amounts for indefinite-lived intangible assets are presented in the table below.

(in thousands)	January 26, 2014	October 27, 2013
Brands/tradenames/trademarks	$333,275	$333,275
Other intangibles	7,984	7,984
Total	$341,259	$341,259

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

Investments in and receivables from affiliates consists of the following:

(in thousands)	Segment	% Owned	January 26, 2014	October 27, 2013
MegaMex Foods, LLC	Grocery Products	50%	$189,980	$203,413
Foreign Joint Ventures	International & Other	Various (26-50%)	68,148	67,196
Total			$258,128	$270,609

Equity in earnings of affiliates consists of the following:

Three Months Ended
(in thousands)	Segment	January 26, 2014	January 27, 2013
MegaMex Foods, LLC	Grocery Products	$ 2,528	$ 7,037
Foreign Joint Ventures	International & Other	2,211	2,806
Total		$ 4,739	$ 9,843

Dividends received from affiliates were $10.0 million for both the three months ended January 26, 2014 and the three months ended January 27, 2013.  The Company recognized a basis difference of $21.3 million associated with the formation of MegaMex Foods, LLC, of which $17.6 million is remaining as of January 26, 2014.  This difference is being amortized through equity in earnings of affiliates.

NOTE F                                           EARNINGS PER SHARE DATA

The reported net earnings attributable to the Company were used when computing basic and diluted earnings per share.  The following table sets forth the shares used as the denominator for those computations:

	Three Months Ended
(in thousands)	January 26, 2014	January 27, 2013
Basic weighted-average shares outstanding	263,752	263,944

Dilutive potential common shares	6,472	5,196

Diluted weighted-average shares outstanding	270,224	269,140

For the three months ended January 26, 2014, and January 27, 2013, a total of 0.6 million and 1.0 million weighted- average stock options, respectively, were not included in the computation of dilutive potential common shares since their inclusion would have had an antidilutive effect on earnings per share.

NOTE G                                         ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss are as follows:

(in thousands)	Foreign Currency Translation	Pension & Other Benefits	Deferred Gain (Loss) - Hedging	Accumulated Other Comprehensive Loss
Balance at October 27, 2013	$9,391	$(153,001)	$(5,604)	$(149,214)
Unrecognized (losses) gains:
Gross	(2,319)	38	(4,004)	(6,285)
Tax effect		(14)	1,507	1,493
Reclassification into net earnings:
Gross		1,604 (1)	3,249 (2)	4,853
Tax effect		(609)	(1,224)	(1,833)
Net of tax amount	(2,319)	1,019	(472)	(1,772)
Balance at January 26, 2014	$7,072	$(151,982)	$(6,076)	$(150,986)

(1)                                  Included in the computation of net periodic cost (see Note K “Pension and Other Post-Retirement Benefits” for additional details).

(2)                                  Included in cost of products sold in the Consolidated Statements of Operations.

NOTE H               INVENTORIES

Principal components of inventories are:

(in thousands)	January 26, 2014	October 27, 2013
Finished products	$499,703	$544,858
Raw materials and work-in-process	250,802	248,411
Materials and supplies	173,995	174,708
Total	$924,500	$967,977

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

Cash Flow Hedges:  The Company currently utilizes corn futures to offset the price fluctuation in the Company’s future direct grain purchases, and has historically entered into various swaps to hedge the purchases of grain and natural gas at certain plant locations.  The financial instruments are designated and accounted for as cash flow hedges, and the Company measures the effectiveness of the hedges on a regular basis.  Effective gains or losses related to these cash flow hedges are reported in accumulated other comprehensive loss (AOCL) and reclassified into earnings, through cost of products sold, in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  The Company typically does not hedge its grain or natural gas exposure beyond the next two upcoming fiscal years.  As of January 26, 2014, and October 27, 2013, the Company had the following outstanding commodity futures contracts that were entered into to hedge forecasted purchases:

Volume
Commodity	January 26, 2014	October 27, 2013
Corn	15.9 million bushels	14.7 million bushels

As of January 26, 2014, the Company has included in AOCL, hedging losses of $9.7 million (before tax) relating to these positions, compared to losses of $9.0 million (before tax) as of October 27, 2013.  The Company expects to recognize the majority of these losses over the next 12 months.  The balance as of January 26, 2014, includes a loss of $0.7 million related to corn futures contracts held for the Company’s hog operations.  These contracts were dedesignated as cash flow hedges during fiscal year 2013, as they were no longer highly effective.  These losses will remain in AOCL until the hedged transactions occur or it is probable the hedged transactions will not occur.  Gains or losses related to these contracts after the date of dedesignation have been recognized in earnings as incurred.

Fair Value Hedges:  The Company utilizes futures to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The intent of the program is to make the forward priced commodities cost nearly the same as cash market purchases at the date of delivery.  The futures contracts are designated and accounted for as fair value hedges, and the Company measures the effectiveness of the hedges on a regular basis.  Changes in the fair value of the futures contracts, along with the gain or loss on the hedged purchase commitment, are marked-to-market through earnings and are recorded on the Consolidated Statement of Financial Position as a current asset and liability, respectively.  Effective gains or losses related to these fair value hedges are recognized through cost of products sold in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  As of January 26, 2014, and October 27, 2013, the Company had the following outstanding commodity futures contracts designated as fair value hedges:

Volume
Commodity	January 26, 2014	October 27, 2013
Corn	5.4 million bushels	5.8 million bushels
Lean hogs	1.1 million cwt	1.4 million cwt

Other Derivatives:  During fiscal years 2014 and 2013, the Company has held certain futures and options contract positions as part of a merchandising program and to manage the Company’s exposure to fluctuations in commodity markets and foreign currencies.  The Company has not applied hedge accounting to these positions.  All foreign exchange and options contracts were closed as of the end of fiscal year 2013.

Additionally, during fiscal year 2013, the Company dedesignated its corn futures contracts held for its hog operations that were previously designated as cash flow hedges, as these contracts were no longer highly effective.  Hedge accounting is no longer being applied to these contracts, and gains or losses occurring after the date of dedesignation have been recognized in earnings as incurred.

As of January 26, 2014, and October 27, 2013, the Company had the following outstanding futures related to these programs:

Volume
Commodity	January 26, 2014	October 27, 2013
Corn	2.1 million bushels	1.7 million bushels

Fair Values:  The fair values of the Company’s derivative instruments (in thousands) as of January 26, 2014, and October 27, 2013, were as follows:

Fair Value (1)
	Location on Consolidated Statements of Financial Position	January 26, 2014	October 27, 2013
Asset Derivatives:
Derivatives Designated as Hedges:
Commodity contracts	Other current assets	$ (25,145)	$ (25,802)

Derivatives Not Designated as Hedges:
Commodity contracts	Other current assets	(2,277)	(3,783)

Total Asset Derivatives		$ (27,422)	$ (29,585)

(1)  Amounts represent the gross fair value of derivative assets and liabilities.  The Company nets the derivative assets and liabilities for each of its hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract.  The amount or timing of cash collateral balances may impact the classification of the derivative in the Consolidated Statements of Financial Position.   See Note J “Fair Value Measurements” for a discussion of these net amounts as reported in the Consolidated Statements of Financial Position.

Derivative Gains and Losses:  Gains or losses (before tax, in thousands) related to the Company’s derivative instruments for the first quarter ended January 26, 2014, and January 27, 2013, were as follows:

	Gain/(Loss) Recognized in AOCL (Effective Portion) (1)(2)		Location on Consolidated	Gain/(Loss) Reclassified from AOCL into Earnings (Effective Portion) (1)(2)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (3)(5)
	Three Months Ended			Three Months Ended		Three Months Ended
Cash Flow Hedges:	January 26, 2014	January 27, 2013	Statements of Operations	January 26, 2014	January 27, 2013	January 26, 2014	January 27, 2013
Commodity contracts	$(4,004)	$(4,091)	Cost of products sold	$(3,249)	$6,830	$(294)	$166

			Location on Consolidated	Gain/(Loss) Recognized in Earnings (Effective Portion) (4)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (3)(6)
				Three Months Ended		Three Months Ended
Fair Value Hedges:			Statements of Operations	January 26, 2014	January 27, 2013	January 26, 2014	January 27, 2013
Commodity contracts			Cost of products sold	$1,254	$(1,086)	$(38)	$(30)

Gain/(Loss) Recognized in Earnings (2)
Location on Consolidated Statements of Operations
Three Months Ended
Derivatives Not Designated as Hedges:				January 26, 2014	January 27, 2013
Commodity contracts			Cost of products sold	$(517)	$(1,084)

(1)  Amounts represent gains or losses in AOCL before tax.  See Note G “Accumulated Other Comprehensive Loss” or the Consolidated Statements of Comprehensive Income for the after tax impact of these gains or losses on net earnings.

(2)  During fiscal year 2013, the Company dedesignated and ceased hedge accounting for its corn futures contracts held for its hog operations.  At the date of dedesignation of these hedges, losses of $2.0 million (before tax) were deferred in AOCL, with $0.7 million (before tax) remaining as of January 26, 2014.  These losses will remain in AOCL until the hedged transactions occur or it is probable the hedged transactions will not occur.  Gains or losses related to these contracts after the date of dedesignation have been recognized in earnings as incurred.

(3)  There were no gains or losses excluded from the assessment of hedge effectiveness during the quarter.

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

(5)  There were no gains or losses resulting from the discontinuance of cash flow hedges during the quarter.

(6)  There were no gains or losses recognized as a result of a hedged firm commitment no longer qualifying as a fair value hedge during the quarter.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of January 26,2014, and October 27, 2013, and their level within the fair value hierarchy, are presented in the tables below.

Fair Value Measurements at January 26, 2014
(in thousands)	Fair Value at January 26, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Cash and cash equivalents (1)	$ 639,844	$ 639,844	$ -	$ -
Other trading securities (2)	114,824	38,429	76,395	-
Commodity derivatives (3)	6,720	6,720	-	-
Total Assets at Fair Value	$ 761,388	$ 684,993	$ 76,395	$ -

Liabilities at Fair Value:
Deferred compensation (2)	$ 52,149	$ 21,445	$ 30,704	$ -
Total Liabilities at Fair Value	$ 52,149	$ 21,445	$ 30,704	$ -

Fair Value Measurements at October 27, 2013
(in thousands)	Fair Value at October 27, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Cash and cash equivalents (1)	$ 434,014	$ 434,014	$ -	$ -
Other trading securities (2)	114,300	38,489	75,811	-
Commodity derivatives (3)	6,086	6,086	-	-
Total Assets at Fair Value	$ 554,400	$ 478,589	$ 75,811	$ -

Liabilities at Fair Value:
Deferred compensation (2)	$ 52,771	$ 21,257	$ 31,514	$ -
Total Liabilities at Fair Value	$ 52,771	$ 21,257	$ 31,514	$ -

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

(3)                                  The Company’s commodity derivatives represent futures contracts used in its hedging or other programs to offset price fluctuations associated with purchases of corn and soybean meal, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The Company’s futures contracts for corn and soybean meal are traded on the Chicago Board of Trade, while futures contracts for lean hogs are traded on the Chicago Mercantile Exchange.  These are active markets with quoted prices available and therefore these contracts are classified as Level 1.  All derivatives are reviewed for potential credit risk and risk of nonperformance.  The Company nets the derivative assets and liabilities for each of its hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract.  The net balance for each program is included in other current assets or accounts payable, as appropriate, in the Consolidated Statements of Financial Position.  As of January 26, 2014, the Company has recognized the right to reclaim cash collateral of $34.1 million from various counterparties.  As of October 27, 2013, the Company had recognized the right to reclaim cash collateral of $35.7 million from various counterparties.

The Company’s financial assets and liabilities also include accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value.  The Company does not carry its long-term debt at fair value in its Consolidated Statements of Financial Position.  Based on borrowing rates available to the Company for long-term financing with similar terms and average maturities, the fair value of long-term debt, utilizing discounted cash flows (Level 2), was $262.0 million as of January 26, 2014, and $261.7 million as of October 27, 2013.

In accordance with the provisions of ASC 820, the Company also measures certain nonfinancial assets and liabilities at fair value that are recognized or disclosed on a nonrecurring basis (e.g. goodwill, intangible assets, and property, plant and equipment).  During the first quarter ended January 26, 2014, and January 27, 2013, there were no remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

NOTE K                                              PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic benefit cost for pension and other post-retirement benefit plans consists of the following:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended		Three Months Ended
(in thousands)	January 26, 2014	January 27, 2013	January 26, 2014	January 27, 2013
Service cost	$6,503	$7,745	$483	$612
Interest cost	13,374	11,922	3,785	3,694
Expected return on plan assets	(21,115)	(18,286)	-	-
Amortization of prior service cost	(1,243)	(1,270)	(334)	(265)
Recognized actuarial loss (gain)	3,182	8,505	(1)	1,913
Net periodic cost	$701	$8,616	$3,933	$5,954

NOTE L                                               INCOME TAXES

The amount of unrecognized tax benefits, including interest and penalties, at January 26, 2014, recorded in other long-term liabilities was $24.6 million, of which $16.3 million would impact the Company’s effective tax rate if recognized.  The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense, with $0.4 million included in expense in the first quarter of fiscal 2014.  The amount of accrued interest and penalties at January 26, 2014, associated with unrecognized tax benefits was $3.4 million.

The Company is regularly audited by federal and state taxing authorities.  During fiscal year 2013, the I.R.S. concluded its examination of the Company’s consolidated federal income tax returns for the fiscal years 2010 and 2011; examinations have not yet begun for more recent fiscal years.  The Company is in various stages of audit by several state taxing authorities on a variety of fiscal years, as far back as 2006.  While it is reasonably possible that one or more of these audits may be completed within the next 12 months and that the related unrecognized tax benefits may change, based on the status of the examinations it is not possible to reasonably estimate the effect of any amount of such change to previously recorded uncertain tax positions.

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

The Specialty Foods segment includes the Diamond Crystal Brands, Century Foods International, and Hormel Specialty Products operating segments.  This segment consists of the packaging and sale of private label shelf stable products, nutritional products, sugar, and condiments to industrial, retail, and foodservice customers.  This segment also includes the processing, marketing, and sale of nutritional food products and supplements to hospitals, nursing homes, and other marketers of nutritional products.

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

	Three Months Ended
(in thousands)	January 26, 2014	January 27, 2013

Sales to Unaffiliated Customers
Grocery Products	$401,520	$334,140
Refrigerated Foods	1,128,421	1,063,401
Jennie-O Turkey Store	399,400	390,334
Specialty Foods	195,979	233,845
International & Other	117,352	94,521
Total	$2,242,672	$2,116,241

Intersegment Sales
Grocery Products	$-	$-
Refrigerated Foods	5,746	2,443
Jennie-O Turkey Store	33,129	30,421
Specialty Foods	34	31
International & Other	-	-
Total	$38,909	$32,895
Intersegment elimination	(38,909)	(32,895)
Total	$-	$-

Net Sales
Grocery Products	$401,520	$334,140
Refrigerated Foods	1,134,167	1,065,844
Jennie-O Turkey Store	432,529	420,755
Specialty Foods	196,013	233,876
International & Other	117,352	94,521
Intersegment elimination	(38,909)	(32,895)
Total	$2,242,672	$2,116,241

Segment Operating Profit
Grocery Products	$56,342	$49,913
Refrigerated Foods	85,299	53,790
Jennie-O Turkey Store	59,545	58,945
Specialty Foods	21,255	23,761
International & Other	22,557	17,111
Total segment operating profit	$244,998	$203,520

Net interest and investment expense (income)	1,921	1,284
General corporate expense	8,916	6,644
Noncontrolling interest	1,110	1,329

Earnings before income taxes	$235,271	$196,921

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s Critical Accounting Policies, as disclosed in its Annual Report on Form 10-K for the fiscal year ended October 27, 2013.

RESULTS OF OPERATIONS

Overview

The Company is a processor of branded and unbranded food products for retail, foodservice, and fresh product customers.  It operates in five reportable segments as described in Note M in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The Company reported net earnings per diluted share of $0.57 for the first quarter of fiscal 2014, compared to $0.48 per diluted share in the first quarter of fiscal 2013.  Significant factors impacting the quarter were:

•                  The Refrigerated Foods segment delivered segment profit gains driven by positive pork operating margins and growth in both the retail and foodservice value-added franchises.

•                  Grocery Products profits were positively impacted by strong sales of SKIPPY peanut butter products.

•                  The International & Other segment delivered a solid quarter driven by strong export sales of the SPAM family of products and SKIPPY peanut butter products.

•                  Jennie-O Turkey Store segment profit improved slightly as more favorable feed costs were mostly offset by weaker live production performance due to sustained extremely cold weather.

•                  Profitability decreased for Specialty Foods driven by the July 2013 expiration of the agreement allowing DCB to sell certain sugar substitutes in the foodservice trade channels.

Consolidated Results

Net earnings attributable to the Company for the first quarter of fiscal 2014 increased 18.2 percent to $153.3 million from $129.7 million in the same quarter of fiscal 2013.  Diluted earnings per share for the quarter increased to $0.57 from $0.48 in the first quarter of fiscal 2013.

Net sales for the first quarter of fiscal 2014 increased 6.0 percent to a record $2.24 billion from $2.12 billion in the first quarter of fiscal 2013, as four out of the five reporting segments of the Company experienced sales growth over the prior year first quarter.  Tonnage increased 2.4 percent to 1.27 billion lbs. for the first quarter compared to 1.24 billion lbs. in the same quarter of last year.

Net sales were enhanced by the addition of the SKIPPY peanut butter business.  These sales contributed an incremental $86.5 million of net sales and 57.1 million lbs. for the quarter, primarily in the Grocery Products and International & Other segments.  Value-added sales growth for Refrigerated Foods and Jennie-O Turkey Store were also key drivers of the increase for the first quarter.  Additionally, strong export sales of the SPAM family of products provided notable growth for the Company’s international business.

Gross profit for the first quarter of fiscal 2014 was $398.6 million compared to $344.2 million for the first quarter last year.  Gross profit as a percentage of net sales increased to 17.8 percent for the first quarter of fiscal 2014 from 16.3 percent in the same quarter of fiscal 2013.  Positive pork operating margins for Refrigerated Foods and strong export sales of the SPAM family of products for the International & Other segment enhanced the margin gains.  Additional margins from SKIPPY peanut butter sales boosted results for both the Grocery Products and International & Other segments.  More favorable feed costs experienced during the quarter for Jennie-O Turkey Store were offset by weaker live production performance driven by the extreme, sustained cold weather.  The Specialty Foods segment delivered lower margins while rebuilding its product portfolio following the expiration of the agreement allowing DCB to sell certain sugar substitutes into foodservice trade channels.

The Company expects continued momentum for Refrigerated Foods heading into the second quarter.  Tighter pork raw material supplies are anticipated due to the Porcine Epidemic Diarrhea Virus (PEDv) impact, but the overall impact to the industry remains unknown.  The impact of unusually cold weather and high fuel costs will continue to inflate costs of goods for Jennie-O Turkey Store in the second and third quarters.  The Grocery Products and International & Other segments will benefit from a full year of SKIPPY peanut butter sales.  Sales and margin growth are expected across the Company’s value-added product lines as the Company continues to generate growth with innovative new products.

Selling, general and administrative expenses for the first quarter of fiscal 2014 were $166.2 million compared to $155.8 million in the prior year.  Selling, general and administrative expenses as a percentage of net sales remained flat at 7.4 percent for both the first quarter of 2014 and 2013.  Advertising expenses increased $11.4 million in the first quarter of fiscal 2014 as compared to the prior year.  The increase was a result of the new “Make the Switch” advertising campaign for Jennie-O Turkey Store and the national advertising campaign for Hormel REV snack wraps.  The Company expects selling, general and administrative expenses to be between 7.3 percent and 7.6 percent for the full year in fiscal 2014.

Equity in earnings of affiliates was $4.7 million for the first quarter of fiscal 2014 compared to $9.8 million in the first quarter last year.  Unfavorable exchange rates and lower results from the Company’s 50 percent owned MegaMex joint venture reflecting higher input costs drove the decrease for fiscal 2014 compared to the prior year.

The effective tax rate for the first quarter of fiscal 2014 was 34.3 percent compared to 33.5 percent for the comparable period of fiscal 2013.  The higher tax rate for the first quarter is primarily due to a net favorable discrete item in the first quarter of fiscal 2013 related to the reinstatement of the research and development credit for calendar year 2012.  The Company expects a full-year effective tax rate between 34.0 and 35.0 percent for fiscal 2014.

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

	Three Months Ended
(in thousands)	January 26, 2014	January 27 2013	% Change
Net Sales
Grocery Products	$401,520	$334,140	20.2
Refrigerated Foods	1,128,421	1,063,401	6.1
Jennie-O Turkey Store	399,400	390,334	2.3
Specialty Foods	195,979	233,845	(16.2)
International & Other	117,352	94,521	24.2
Total	$2,242,672	$2,116,241	6.0

Segment Operating Profit
Grocery Products	$56,342	$49,913	12.9
Refrigerated Foods	85,299	53,790	58.6
Jennie-O Turkey Store	59,545	58,945	1.0
Specialty Foods	21,255	23,761	(10.5)
International & Other	22,557	17,111	31.8

Total segment operating profit	$244,998	$203,520	20.4
Net interest and investment expense (income)	1,921	1,284	49.6
General corporate expense	8,916	6,644	34.2
Noncontrolling interest	1,110	1,329	(16.5)

Earnings before income taxes	$235,271	$196,921	19.5

Grocery Products

The Grocery Products segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market.  This segment also includes the results from the Company’s MegaMex joint venture.

Grocery Products net sales and tonnage increased 20.2 percent and 24.0 percent, respectively, for the first quarter of fiscal 2014 compared to the same period in fiscal 2013.  The comparative results reflect the addition of the SKIPPY peanut butter business acquired at the beginning of the second quarter of fiscal 2013.  This business contributed an incremental $73.3 million of net sales and 49.1 million lbs. to the top-line results for the quarter.

Improved sales results in other key items in the first quarter, including Hormel chili and bacon toppings and the Herdez Mexican products within the Company’s MegaMex Foods joint venture, partially offset sales declines in categories such as the SPAM family of products and the Hormel Compleats line of microwave meals.

Segment profit for Grocery Products increased 12.9 percent for the first quarter compared to the prior year results.  Along with the positive performance from the SKIPPY peanut butter products, profit results for the first quarter benefitted from volume increases in core products noted above.  Higher pork and beef input costs compressed margins for the SPAM family of products, Hormel chili, and Don Miguel frozen Mexican foods.

The Company expects continued top-line growth for Grocery Products in the second quarter of the year, driven by national advertising of the SPAM family of products and strong promotional support for the MegaMex portfolio and Hormel Compleats microwave meals.  Commodity cost volatility remains a concern and pricing actions will be implemented in the second quarter to protect margins where possible.

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

Net sales for the Refrigerated Foods segment increased 6.1 percent and tonnage decreased 1.4 percent for the first quarter of fiscal 2014, compared to the first quarter of fiscal 2013.   On the retail side, sales gains within the Meat Products business unit were generated on Black Label bacon items, Hormel REV snack wraps, and Lloyd’s ribs.  Within the Foodservice business unit, sales of Hormel Fire Braised meats and Old Smokehouse pecanwood smoked bacon led the sales gains for the quarter.  The planned reductions in the Company’s feed sales business beginning late in the first quarter of fiscal 2013 and the increased internal utilization of raw materials impacted volume comparisons in the quarter.

Segment profit for Refrigerated Foods increased 58.6 percent for the first quarter compared to the prior year.  Higher pork operating margins and continued strong demand for bacon products drove the bottom-line results for the quarter.  Solid growth in the value-added Meat Products and Foodservice businesses also contributed to the profitability, offsetting lower results in the Affiliated Business Units.

Looking forward, the Company expects favorable pork operating margins and continued solid performance from its value-added product lines within Refrigerated Foods.  The spread of PEDv in the industry remains a concern as it has impacted the Company’s internal farm operations and several of the Company’s independent hog suppliers.  The Company is closely monitoring the effects of PEDv on pork raw material supplies and is making plans to meet customer needs as supply tightens over the next several months.

Jennie-O Turkey Store

The Jennie-O Turkey Store (JOTS) segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for retail, foodservice, and fresh product customers.

JOTS net sales increased 2.3 percent while tonnage decreased 0.5 percent for the first quarter of fiscal 2014, compared to the first quarter of fiscal 2013.  The top-line growth was primarily driven by increased sales of value-added product lines.  Strong sales of Jennie-O Turkey Store lean ground turkey chubs and tray pack items were aided by a new “Make the Switch” advertising campaign featuring lean ground turkey that kicked off in January.  Timing differences of whole bird shipments for the holiday season accounted for the year-over-year volume decreases for the quarter.

Segment profit for JOTS increased 1.0 percent for the first quarter of fiscal 2014.  In addition to value-added growth, the segment also benefitted from  more favorable feed costs and improved commodity pricing during the quarter.  These gains offset weaker live production performance due to the sustained extremely cold temperatures experienced.

Looking ahead in fiscal 2014, the benefit of the “Make the Switch” advertising campaign is expected to continue to drive growth in the lean ground turkey chubs and tray pack items.  The unusually cold weather is driving up the cost of fuels significantly, which will continue to inflate costs at JOTS in the second and third quarters.

Specialty Foods

The Specialty Foods segment includes the Diamond Crystal Brands (DCB), Century Foods International (CFI), and Hormel Specialty Products (HSP) operating segments.  This segment consists of the packaging and sale of private label shelf stable products, nutritional products, sugar, and condiments to industrial, retail, and foodservice customers.  This segment also includes the processing, marketing, and sale of nutritional food products and supplements to hospitals, nursing homes, and other marketers of nutritional products.

Specialty Foods net sales and tonnage decreased 16.2 percent and 9.6 percent, respectively, compared to the same quarter of fiscal 2013.  Sales declines were driven by the expiration of the agreement in July 2013 allowing DCB to sell certain sugar substitutes into foodservice trade channels.  Softer sales of nutritional items at CFI also contributed to the year-over-year decline.  HSP posted overall sales gains led by sales of canned meats for the quarter.

Segment profit for Specialty Foods decreased 10.5 percent compared to the prior year first quarter.  The results were primarily driven by the expiration of the sugar substitute agreement noted above.  Unusually strong nutritional and ready-to-drink sales posted a year ago created difficult comparisons for CFI also contributing to the decline.  HSP was also challenged with higher raw material costs in the quarter, partially offset by favorable conditions of a contract manufacturing agreement.

Looking forward in fiscal 2014, the Company anticipates continued sales and profit declines due to the expiration of the sugar substitute agreement, but is focused on rebuilding the product portfolio within the segment as quickly as possible.

International & Other

The International & Other segment includes the Hormel Foods International (HFI) operating segment, which manufactures, markets, and sells Company products internationally.  This segment also includes the results from the Company’s international joint ventures and miscellaneous corporate sales.

International & Other net sales increased 24.2 percent for the first quarter of fiscal 2014 compared to the same quarter of fiscal 2013.  Strong export sales of the SPAM family of products drove top-line results for the quarter.  The addition of worldwide SKIPPY sales also enhanced the top-line results, contributing $11.9 million of net sales and 7.2 million lbs. in the quarter.

Segment profit also improved in the first quarter of fiscal 2014, increasing 31.8 percent compared to prior year results.  The improved bottom-line results were primarily attributable to strong exports of the SPAM family of products.  The positive performance from the SKIPPY peanut butter products further enhanced bottom-line results despite one time closing and start-up costs associated with the SKIPPY China purchase.  Partially offsetting these gains were lower overall results from the Company’s international joint ventures.

Looking ahead, the Company expects continued significant growth in the International & Other segment.  Strong export SPAM sales and margins along with positive results from the Company’s China operations are expected, coupled with a full year of SKIPPY product sales.

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

Net interest and investment expense (income) for the first quarter of fiscal 2014 was a net expense of $1.9 million, compared to a net expense of $1.3 million in the first quarter of fiscal 2013.  The increase was driven by lower returns on the Company’s rabbi trust for supplemental executive retirement plans, partially offset by improved currency exchange results during the quarter.  Interest expense was flat with the prior year at $3.1 million.  The Company anticipates that interest expense will approximate $12.0 to $14.0 million for fiscal 2014.

General corporate expense for the first quarter of fiscal 2014 was $8.9 million compared to $6.6 million for the comparable period of fiscal 2013.    Several factors affected general corporate expense which, in aggregate, resulted in higher expenses.  No single factor was material in relationship to the total expenses incurred in the first quarter.

Net earnings attributable to the Company’s noncontrolling interests were $1.1 million for the first quarter of fiscal 2014, compared to $1.3 million in the first quarter of fiscal 2013.  The change largely reflects decreases in performance from the Company’s Precept Foods business, partially offset by gains in the Company’s China operations compared to the prior year.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions that was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 27, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $639.8 million at the end of the first quarter of fiscal year 2014 compared to $887.7 million at the end of the comparable fiscal 2013 period.

Cash provided by operating activities was $314.3 million in the first quarter of fiscal 2014 compared to $141.8 million in the same period of fiscal 2013.  Increased earnings and favorable overall changes in working capital balances were the primary drivers of the improved cash flows.

Cash used in investing activities was $70.1 million in the first quarter of fiscal 2014 compared to cash provided by investing activities of $66.3 million in the comparable quarter of fiscal 2013.  During the first quarter of fiscal 2014, the Company spent $41.4 million to purchase the China based SKIPPY peanut butter business in Weifang, China from Unilever United States Inc.  This purchase follows the acquisition of the United States based SKIPPY peanut butter business during the second quarter of fiscal 2013.  In anticipation of that purchase in the prior year, the Company liquidated its marketable securities portfolio at the end of the first quarter of fiscal 2013, which generated $77.6 million in cash.  Additionally, capital expenditures increased $15.0 million in the first quarter of fiscal 2014 compared to the prior year.  The Company currently estimates its fiscal 2014 capital expenditures will be between $130.0 and $140.0 million.

Cash used in financing activities was $37.3 million in the first quarter of fiscal 2014 compared to $3.0 million in the same period of fiscal 2013.  Proceeds generated from the Company’s stock option plan exercises decreased $19.8 million in the first quarter of fiscal 2014 compared to the prior year.  The Company did not repurchase any of its common stock in the first quarter of fiscal 2014 or fiscal 2013.  For additional information pertaining to the Company’s share repurchase plans or programs, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Cash dividends paid to the Company’s shareholders continue to be an ongoing financing activity for the Company.  Dividends paid in the first quarter of fiscal 2014 were $44.8 million compared to $39.4 million in the comparable period of fiscal 2013.  For fiscal 2014, the annual dividend rate has been increased to $0.80 per share, representing the 48th consecutive annual dividend increase.  The Company has paid dividends for 342 consecutive quarters and expects to continue doing so.

The Company is required, by certain covenants in its debt agreements, to maintain specified levels of financial ratios and financial position.  At the end of the first quarter of fiscal 2014, the Company was in compliance with all of these debt covenants.

Cash flows from operating activities continue to provide the Company with its principal source of liquidity.  The Company does not anticipate a significant risk to cash flows from this source in the foreseeable future because the Company operates in a relatively stable industry and has strong brands across many product lines.

Maximizing the value returned to shareholders through dividend payments remains a priority in fiscal 2014.  A strong balance sheet and free cash flow continue to leave the Company well positioned to take advantage of strategic acquisition opportunities.  Additional share repurchase activity and capital spending to enhance and expand current operations is also expected to continue throughout the year.

Contractual Obligations and Commercial Commitments

The Company records income taxes in accordance with the provisions of ASC 740, Income Taxes.  The Company is unable to determine its contractual obligations by year related to this pronouncement, as the ultimate amount or timing of settlement of its reserves for income taxes cannot be reasonably estimated.  The total liability for unrecognized tax benefits, including interest and penalties, at January 26, 2014, was $24.6 million.

There have been no other material changes to the information regarding the Company’s future contractual financial obligations that was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 27, 2013.

Off-Balance Sheet Arrangements

As of January 26, 2014, and October 27, 2013, the Company had $42.5 million and $42.6 million, respectively, of standby letters of credit issued on its behalf.  The standby letters of credit are primarily related to the Company’s self-insured workers’ compensation programs.  However, that amount also includes $4.9 million of revocable standby letters of credit for obligations of an affiliated party that may arise under workers’ compensation claims.  Letters of credit are not reflected in the Company’s Consolidated Statements of Financial Position.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Hog Markets:  The Company’s earnings are affected by fluctuations in the live hog market.  To minimize the impact on earnings, and to ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 10 years.  Purchased hogs under contract accounted for 97 percent of the total hogs purchased by the Company during the first quarter of fiscal 2014 and 2013, respectively.  The majority of these contracts use market-based formulas based on hog futures, hog primal values, or industry reported hog markets.  Other contracts use a formula based on the cost of production, which can fluctuate independently from hog markets.  Under normal, long-term market conditions, changes in the cash hog market are offset by proportional changes in primal values.  Therefore, a hypothetical 10 percent change in the cash hog market would have had an immaterial effect on the Company’s results of operations.

Certain procurement contracts allow for future hog deliveries (firm commitments) to be forward priced.  The Company generally hedges these firm commitments by using hog futures contracts.  These futures contracts are designated and accounted for as fair value hedges.  The change in the market value of such futures contracts is highly effective at offsetting changes in price movements of the hedged item, and the Company evaluates the effectiveness of the contracts on a regular basis.  Changes in the fair value of the futures contracts, along with the gain or loss on the firm commitment, are marked-to-market through earnings and are recorded on the Consolidated Statements of Financial Position as a current asset and liability, respectively.  The fair value of the Company’s open futures contracts as of January 26, 2014, was $(7.2) million compared to $(10.9) million as of October 27, 2013.

The Company measures its market risk exposure on its hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in market prices.  A 10 percent increase in market prices would have negatively impacted the fair value of the Company’s January 26, 2014, open contracts by $10.5 million, which in turn would lower the Company’s future cost of purchased hogs by a similar amount.

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

To reduce the Company’s exposure to changes in grain prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future direct grain purchases.  This program currently utilizes corn futures for JOTS, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value with an unrealized loss of $(9.6) million, before tax, on the Consolidated Statements of Financial Position as of January 26, 2014, compared to an unrealized loss of $(6.3) million, before tax, as of October 27, 2013.

The Company measures its market risk exposure on its grain futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain.  A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s January 26, 2014, open grain contracts by $7.1 million, which in turn would lower the Company’s future cost on purchased grain by a similar amount.

Long-Term Debt:  A principal market risk affecting the Company is the exposure to changes in interest rates on the Company’s fixed-rate, long-term debt.  Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $5.8 million.  The fair value of the Company’s long-term debt was estimated using discounted future cash flows based on the Company’s incremental borrowing rate for similar types of borrowing arrangements.

Investments:  The Company holds trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans.  As of January 26, 2014, the balance of these securities totaled $114.8 million.  A majority of these securities represent fixed income funds.  The Company is subject to market risk due to fluctuations in the value of the remaining investments, as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis.  A 10 percent decline in the value of the investments not held in fixed income funds would have a direct negative impact to the Company’s pretax earnings of approximately $3.8 million, while a 10 percent increase in value would have a positive impact of the same amount.

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

(b)               Internal Controls.

During the first quarter of fiscal year 2014, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company is subject to risks associated with the outbreak of disease in pork and beef livestock, and poultry flocks, including Bovine Spongiform Encephalopathy (BSE), pneumo-virus, Porcine Circovirus 2 (PCV2), Porcine Reproduction & Respiratory Syndrome (PRRS), Foot-and-Mouth Disease (FMD), Porcine Epidemic Diarrhea Virus (PEDv), and Avian Influenza.  Most recently, the PED virus has impacted the Company’s internal farm operations and several of the Company’s independent hog suppliers.  The outbreak of disease could adversely affect the Company’s supply of raw materials, increase the cost of production, and reduce operating margins.  Additionally, the outbreak of disease may hinder the Company’s ability to market and sell products both domestically and internationally.  The Company has developed business continuity plans for various disease scenarios and will continue to update these plans as necessary.  There can be no assurance given, however, that these plans will be effective in eliminating the negative effects of any such diseases on the Company’s operating results.

Market demand for the Company’s products may fluctuate.

The Company faces competition from producers of alternative meats and protein sources, including pork, beef, turkey, chicken, fish, and peanut butter.  The bases on which the Company competes include:

▪         price;

▪         product quality and attributes;

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

The Company’s operations are subject to extensive regulation by the U.S. Department of Homeland Security, the U.S. Department of Agriculture, the U.S. Food and Drug Administration, federal and state taxing authorities, and other state and local authorities that oversee workforce immigration laws, tax regulations, animal welfare, food safety standards, and the processing, packaging, storage, distribution, advertising, and labeling of the Company’s products.  The Company’s manufacturing facilities and products are subject to continuous inspection by federal, state, and local authorities.  Claims or enforcement proceedings could be brought against the Company in the future.  The availability of government inspectors due to a government furlough could also cause disruption to the Company’s manufacturing facilities.  Additionally, the Company is subject to new or modified laws, regulations, and accounting standards.  The Company’s failure or inability to comply with such requirements could subject the Company to civil remedies, including fines, injunctions, recalls, or seizures, as well as potential criminal sanctions.

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

As of October 27, 2013, the Company had approximately 19,700 employees worldwide, of which approximately 5,600 were represented by labor unions, principally the United Food and Commercial Workers’ Union.  A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities or contracted hog processing facilities that results in work slowdowns or stoppages could harm the Company’s financial results.  The union contract at the Company’s facility in San Leandro, California will expire during fiscal 2014 and negotiations have not yet been initiated.  This contract covers approximately 102 employees.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the First Quarter of Fiscal 2014

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[2]
October 28, 2013 – December 1, 2013	57	$42.78	–	9,445,200
December 2, 2013 – December 29, 2013	30	46.08	–	9,445,200
December 30, 2013 – January 26, 2014	–	–	–	9,445,200
Total	87	$43.92	–

1The 87 shares repurchased during the first quarter, other than through publicly announced plans or programs, represent purchases for a Company employee award program.

2On January 31, 2013, the Company announced that its Board of Directors had authorized the repurchase of 10,000,000 shares of its common stock with no expiration date.  The repurchase program was authorized at a meeting of the Company’s Board of Directors on January 29, 2013.

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

HORMEL FOODS CORPORATION
(Registrant)

Date: March 7, 2014	By	/s/ JODY H. FERAGEN
JODY H. FERAGEN
Executive Vice President, Chief Financial Officer, and Director
(Principal Financial Officer)

Date: March 7, 2014	By	/s/ JAMES N. SHEEHAN
JAMES N. SHEEHAN
Vice President and Controller
(Principal Accounting Officer)