Form 10-Q
period 2014-04-27
HORMEL FOODS CORP /DE/
filed 2014-06-06
CIK 48465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 27, 2014

or

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

Large accelerated filer X	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes   X  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 1, 2014
Common Stock	$.0293 par value 263,996,030
Common Stock Non-Voting	$.01 par value -0-

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except share and per share amounts)

	April 27,	October 27,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$499,330	$434,014
Accounts receivable	515,161	551,500
Inventories	1,053,501	967,977
Income taxes receivable	14,603	-
Deferred income taxes	71,749	73,543
Prepaid expenses	12,293	13,000
Other current assets	5,975	7,379
TOTAL CURRENT ASSETS	2,172,612	2,047,413

DEFERRED INCOME TAXES	17,912	25,086

GOODWILL	962,204	934,472

OTHER INTANGIBLES	376,058	378,093

PENSION ASSETS	170,351	162,535

INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	267,706	270,609

OTHER ASSETS	142,734	142,339

PROPERTY, PLANT AND EQUIPMENT
Land	61,557	58,506
Buildings	786,815	784,133
Equipment	1,558,011	1,532,527
Construction in progress	120,427	85,696
	2,526,810	2,460,862
Less allowance for depreciation	(1,550,563)	(1,505,529)
	976,247	955,333

TOTAL ASSETS	$5,085,824	$4,915,880

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except share and per share amounts)

	April 27,	October 27,
	2014	2013
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$339,354	$387,284
Accrued expenses	43,385	20,965
Accrued workers compensation	39,207	38,217
Accrued marketing expenses	109,061	91,332
Employee related expenses	163,501	192,063
Taxes payable	4,067	8,637
Interest and dividends payable	53,419	45,511
TOTAL CURRENT LIABILITIES	751,994	784,009

PENSION AND POST-RETIREMENT BENEFITS	485,473	481,230

LONG-TERM DEBT – less current maturities	250,000	250,000

OTHER LONG-TERM LIABILITIES	85,213	84,062

SHAREHOLDERS’ INVESTMENT
Preferred stock, par value $.01 a share – authorized 160,000,000 shares; issued – none
Common stock, non-voting, par value $.01 a share – authorized 400,000,000 shares; issued – none
Common stock, par value $.0293 a share – authorized 800,000,000 shares;
issued 263,929,263 shares April 27, 2014
issued 263,658,296 shares October 27, 2013	7,733	7,725
Additional paid-in capital	37	-
Accumulated other comprehensive loss	(142,318)	(149,214)
Retained earnings	3,640,464	3,452,529
HORMEL FOODS CORPORATION SHAREHOLDERS’ INVESTMENT	3,505,916	3,311,040
NONCONTROLLING INTEREST	7,228	5,539
TOTAL SHAREHOLDERS’ INVESTMENT	3,513,144	3,316,579

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$5,085,824	$4,915,880

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	April 27, 2014	April 28, 2013	April 27, 2014	April 28, 2013

Net sales	$2,244,866	$2,152,686	$4,487,538	$4,268,927
Cost of products sold	1,866,108	1,799,885	3,710,138	3,571,933
GROSS PROFIT	378,758	352,801	777,400	696,994

Selling, general and administrative	165,785	173,066	331,974	328,897

Equity in earnings of affiliates	3,583	7,194	8,322	17,037

OPERATING INCOME	216,556	186,929	453,748	385,134

Other income and expense:
Interest and investment (expense) income	(306)	1,116	867	2,926
Interest expense	(3,093)	(3,142)	(6,187)	(6,236)

EARNINGS BEFORE INCOME TAXES	213,157	184,903	448,428	381,824

Provision for income taxes	72,451	58,262	153,264	124,138

NET EARNINGS	140,706	126,641	295,164	257,686
Less: Net earnings attributable to noncontrolling interest	616	1,121	1,726	2,450
NET EARNINGS ATTRIBUTABLE TO HORMEL FOODS CORPORATION	$140,090	$125,520	$293,438	$255,236

NET EARNINGS PER SHARE:
BASIC	$0.53	$0.47	$1.11	$0.97
DILUTED	$0.52	$0.46	$1.09	$0.95

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	263,926	264,868	263,839	264,406
DILUTED	270,410	270,780	270,317	269,960

DIVIDENDS DECLARED PER SHARE:	$0.20	$0.17	$0.40	$0.34

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	April 27, 2014	April 28, 2013	April 27, 2014	April 28, 2013

NET EARNINGS	$140,706	$126,641	$295,164	$257,686
Other comprehensive income (loss), net of tax:
Foreign currency translation	651	413	(1,640)	797
Pension and other benefits	988	5,482	2,007	11,036
Deferred hedging	6,964	(6,571)	6,492	(13,383)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	8,603	(676)	6,859	(1,550)
COMPREHENSIVE INCOME	149,309	125,965	302,023	256,136
Less: Comprehensive income attributable to noncontrolling interest	551	1,159	1,689	2,503
COMPREHENSIVE INCOME ATTRIBUTABLE TO HORMEL FOODS CORPORATION	$148,758	$124,806	$300,334	$253,633

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT

(in thousands, except per share amounts)

	Hormel Foods Corporation Shareholders
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment

Balance at October 28, 2012	$7,707	$-	$-	$3,135,317	$(323,569)	$5,470	$2,824,925

Net earnings				526,211		3,865	530,076
Other comprehensive income					174,355	204	174,559
Purchases of common stock		(70,819)					(70,819)
Stock-based compensation expense			17,596				17,596
Exercise of stock options/nonvested shares	69		23,955				24,024
Shares retired	(51)	70,819	(41,551)	(29,217)			-
Distribution to noncontrolling interest						(4,000)	(4,000)
Declared cash dividends – $.68 per share				(179,782)			(179,782)
Balance at October 27, 2013	$7,725	$-	$-	$3,452,529	$(149,214)	$5,539	$3,316,579

(Unaudited)
Net earnings				293,438		1,726	295,164
Other comprehensive income (loss)					6,896	(37)	6,859
Purchases of common stock		(15,126)					(15,126)
Stock-based compensation expense			10,944				10,944
Exercise of stock options/nonvested shares	17		4,210				4,227
Shares retired	(9)	15,126	(15,117)				-
Declared cash dividends – $.40 per share				(105,503)			(105,503)
Balance at April 27, 2014	$7,733	$-	$37	$3,640,464	$(142,318)	$7,228	$3,513,144

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	April 27, 2014	April 28, 2013
OPERATING ACTIVITIES
Net earnings	$295,164	$257,686
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	59,049	56,405
Amortization of intangibles	4,635	4,756
Equity in earnings of affiliates, net of dividends	1,702	2,991
Provision for deferred income taxes	2,639	(266)
Gain on property/equipment sales and plant facilities	(644)	(41)
Non-cash investment activities	(582)	(1,884)
Stock-based compensation expense	10,944	11,906
Excess tax benefit from stock-based compensation	(10,038)	(18,138)
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	36,339	44,802
(Increase) decrease in inventories	(82,840)	816
Decrease in prepaid expenses and other current assets	9,284	19
Increase in pension and post-retirement benefits	537	14,769
Decrease in accounts payable and accrued expenses	(51,154)	(116,263)
NET CASH PROVIDED BY OPERATING ACTIVITIES	275,035	257,558

INVESTING ACTIVITIES
Sale of trading securities	-	77,558
Acquisitions of businesses/intangibles	(41,502)	(663,128)
Purchases of property/equipment	(77,063)	(45,494)
Proceeds from sales of property/equipment	6,231	4,311
Increase in investments, equity in affiliates, and other assets	(111)	(5,016)
NET CASH USED IN INVESTING ACTIVITIES	(112,445)	(631,769)

FINANCING ACTIVITIES
Proceeds from short-term debt	-	25,000
Principal payments on short-term debt	-	(25,000)
Dividends paid on common stock	(97,594)	(84,405)
Share repurchase	(15,126)	(7,928)
Proceeds from exercise of stock options	5,546	28,615
Excess tax benefit from stock-based compensation	10,038	18,138
NET CASH USED IN FINANCING ACTIVITIES	(97,136)	(45,580)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(138)	151
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	65,316	(419,640)
Cash and cash equivalents at beginning of year	434,014	682,388
CASH AND CASH EQUIVALENTS AT END OF QUARTER	$499,330	$262,748

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

Investments

The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans, which is included in other assets on the Consolidated Statements of Financial Position.  The securities held by the trust are classified as trading securities.  Therefore, unrealized gains and losses associated with these investments are included in the Company’s earnings.  Securities held by the trust generated gains of  $0.9 million and $1.4 million for the second quarter and six months ended April 27, 2014, respectively, compared to gains of $1.3 million and $2.8 million for the second quarter and six months ended April 28, 2013.  The majority of this portfolio is held in fixed return investments to reduce the exposure to volatility in equity markets.

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

Guarantees

The Company enters into various agreements guaranteeing specified obligations of affiliated parties.  The Company’s guarantees either terminate in one year or remain in place until such time as the Company revokes the agreement.  The Company currently provides a revocable standby letter of credit for $3.5 million to guarantee obligations that may arise under worker compensation claims of an affiliated party.  This potential obligation is not reflected in the Company’s Consolidated Statements of Financial Position.

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

In February 2013, the FASB further updated the guidance within ASC 220, Comprehensive Income.  The update requires companies to report, in one place, information about reclassifications out of accumulated other comprehensive income (AOCI) and changes in AOCI balances.  For significant items reclassified out of AOCI to net income in their entirety in the same reporting period, reporting is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under U.S. generally accepted accounting principles is required.  The above information must be presented in one place, either parenthetically on the face of the financial statements by income statement line item, or in a note.  The updated guidance is to be applied prospectively, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, with early adoption permitted.  The Company adopted the new provisions of this accounting standard at the beginning of fiscal year 2014, and adoption did not have a material impact on the consolidated financial statements as it relates to presentation and disclosure only.

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

In May 2014, the FASB issued ASC 606, Revenue from Contracts with Customers.  This topic converges the guidance within U.S. generally accepted accounting principles and international financial reporting standards and supersedes ASC 605, Revenue Recognition.  The new standard requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services.  The new standard will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements.  The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period and early application is not permitted.  Accordingly, the Company plans to adopt the provisions of this new accounting standard at the beginning of fiscal year 2018, and is currently assessing the impact on its consolidated financial statements.

NOTE B                ACQUISITIONS

On January 31, 2013, the Company acquired the United States based SKIPPY peanut butter business from Conopco, Inc. (doing business as Unilever United States Inc.), of Englewood Cliffs, N.J. for a total purchase price of $665.4 million in cash after final working capital adjustments.  This acquisition included the Little Rock, Arkansas manufacturing facility and all sales worldwide, except sales in Mainland China.  The purchase price was funded by the Company with cash on hand generated from operations and liquidating marketable securities.

On November 26, 2013, the Company also acquired the China based SKIPPY peanut butter business from Unilever United States Inc. for a preliminary purchase price of $41.5 million in cash.  This acquisition includes the Weifang, China manufacturing facility and all sales in Mainland China.  The purchase price was also funded by the Company with cash on hand.  The purchase price is preliminary pending final working capital and tax valuations.

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

A reconciliation of the number of options outstanding and exercisable (in thousands) as of April 27, 2014, and changes during the six months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at October 27, 2013	18,466	$ 22.09
Granted	1,364	45.37
Exercised	1,145	18.48
Forfeited	12	33.15
Outstanding at April 27, 2014	18,673	$ 24.00	5.5 years	$ 441,535
Exercisable at April 27, 2014	13,748	$ 20.36	4.5 years	$ 375,178

The weighted-average grant date fair value of stock options granted and the total intrinsic value of options exercised (in thousands) during the second quarter and first six months of fiscal years 2014 and 2013 are as follows:

	Three Months Ended		Six Months Ended
	April 27, 2014	April 28, 2013	April 27, 2014	April 28, 2013
Weighted-average grant date fair value of options granted	$ 9.04	$ 6.57	$ 9.68	$ 5.50
Intrinsic value of exercised options	$ 18,567	$16,133	$ 31,969	$ 62,653

The fair value of each option award is calculated on the date of grant using the Black-Scholes valuation model utilizing the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	April 27, 2014	April 28, 2013	April 27, 2014	April 28, 2013
Risk-Free Interest Rate	2.4%	1.7%	2.5%	1.4%
Dividend Yield	1.8%	1.9%	1.8%	2.1%
Stock Price Volatility	20.0%	20.0%	20.0%	20.0%
Expected Option Life	8 years	8 years	8 years	8 years

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

The Company’s nonvested shares granted on or before September 26, 2010, vest after five years or upon retirement.  Nonvested shares granted after September 26, 2010, vest after one year.  A reconciliation of the nonvested shares (in thousands) as of April 27, 2014, and changes during the six months then ended, is as follows:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at October 27, 2013	112	$ 24.77
Granted	33	43.46
Vested	75	27.35
Forfeited	5	19.56
Nonvested at April 27, 2014	65	$ 31.74

The weighted-average grant date fair value of nonvested shares granted, the total fair value (in thousands) of nonvested shares granted, and the fair value (in thousands) of shares that have vested during the first six months of fiscal years 2014 and 2013 are as follows:

Six Months Ended
	April 27, 2014	April 28, 2013
Weighted-average grant date fair value	$ 43.46	$ 35.42
Fair value of nonvested shares granted	$ 1,440	$ 1,600
Fair value of shares vested	$ 2,056	$ 1,758

Stock-based compensation expense, along with the related income tax benefit, for the second quarter and first six months of fiscal years 2014 and 2013 is presented in the table below.

	Three Months Ended		Six Months Ended
(in thousands)	April 27, 2014	April 28, 2013	April 27, 2014	April 28, 2013
Stock-based compensation expense recognized	$ 5,987	$ 6,330	$ 10,944	$ 11,906
Less: Income tax benefit recognized	(2,275)	(2,393)	(4,159)	(4,502)
After-tax stock-based compensation expense	$ 3,712	$ 3,937	$ 6,785	$ 7,404

At April 27, 2014, there was $10.9 million of total unrecognized compensation expense from stock-based compensation arrangements granted under the plans.  This compensation is expected to be recognized over a weighted-average period of approximately 2.8 years.  During the second quarter and six months ended April 27, 2014, cash received from stock option exercises was $2.1 million and $5.5 million, respectively, compared to $5.4 million and $28.6 million for the second quarter and six months ended April 28, 2013.  The total tax benefit to be realized for tax deductions from these option exercises for the second quarter and six months ended April 27, 2014, was $7.0 million and $12.1 million, respectively, compared to $6.1 million and $23.7 million in the comparable periods in fiscal 2013.

Shares issued for option exercises and nonvested shares may be either authorized but unissued shares, or shares of treasury stock acquired in the open market or otherwise.

NOTE D                GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the second quarter and six months ended April 27, 2014, are presented in the table below.  The additions during the second quarter and first six months are entirely due to the acquisition of the China based SKIPPY peanut butter business on November 26, 2013.

(in thousands)	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	International & Other	Total
Balance as of January 26, 2014	$322,942	$96,643	$203,214	$207,028	$132,275	$962,102
Goodwill acquired	-	-	-	-	102	102
Balance as of April 27, 2014	$322,942	$96,643	$203,214	$207,028	$132,377	$962,204

(in thousands)	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	International & Other	Total
Balance as of October 27, 2013	$322,942	$96,643	$203,214	$207,028	$104,645	$934,472
Goodwill acquired	-	-	-	-	27,732	27,732
Balance as of April 27, 2014	$322,942	$96,643	$203,214	$207,028	$132,377	$962,204

The gross carrying amount and accumulated amortization for definite-lived intangible assets are presented in the table below.  Customer relationships of $2.6 million were acquired during the first quarter of fiscal 2014 related to the China based SKIPPY peanut butter business.

	April 27, 2014		October 27, 2013
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists/relationships	$45,940	$(16,896)	$43,340	$(14,719)
Formulas & recipes	17,854	(14,894)	17,854	(13,824)
Proprietary software & technology	14,820	(12,783)	14,820	(12,024)
Other intangibles	9,386	(8,628)	9,386	(7,999)
Total	$88,000	$(53,201)	$85,400	$(48,566)

Amortization expense was $2.3 million and $4.6 million for the second quarter and six months ended April 27, 2014, respectively, compared to $2.6 million and $4.8 million for the second quarter and six months ended April 28, 2013.

Estimated annual amortization expense (in thousands) for the five fiscal years after October 27, 2013, is as follows:

Fiscal Year	Estimated Amortization Expense
2014	$8,917
2015	5,528
2016	3,525
2017	3,091
2018	2,850

The carrying amounts for indefinite-lived intangible assets are presented in the table below.

(in thousands)	April 27, 2014	October 27, 2013
Brands/trade names/trademarks	$333,275	$333,275
Other intangibles	7,984	7,984
Total	$341,259	$341,259

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

Investments in and receivables from affiliates consists of the following:

(in thousands)	Segment	% Owned	April 27, 2014	October 27, 2013
MegaMex Foods, LLC	Grocery Products	50%	$200,769	$203,413
Foreign Joint Ventures	International & Other	Various (26-50%)	66,937	67,196
Total			$267,706	$270,609

Equity in earnings of affiliates consists of the following:

		Three Months Ended		Six Months Ended
(in thousands)	Segment	April 27, 2014	April 28, 2013	April 27, 2014	April 28, 2013
MegaMex Foods, LLC	Grocery Products	$4,529	$7,607	$7,057	$14,644
Foreign Joint Ventures	International & Other	(946)	(413)	1,265	2,393
Total		$3,583	$7,194	$8,322	$17,037

Dividends received from affiliates were $0.0 million and $10.0 million for the three and six months ended April 27, 2014, respectively, compared to $10.0 million and $20.0 million for the prior fiscal year.  The Company recognized a basis difference of $21.3 million associated with the formation of MegaMex Foods, LLC, of which $17.4 million is remaining as of April 27, 2014.  This difference is being amortized through equity in earnings of affiliates.

NOTE F                EARNINGS PER SHARE DATA

The reported net earnings attributable to the Company were used when computing basic and diluted earnings per share.  The following table sets forth the shares used as the denominator for those computations:

	Three Months Ended		Six Months Ended
(in thousands)	April 27, 2014	April 28, 2013	April 27, 2014	April 28, 2013
Basic weighted-average shares outstanding	263,926	264,868	263,839	264,406

Dilutive potential common shares	6,484	5,912	6,478	5,554

Diluted weighted-average shares outstanding	270,410	270,780	270,317	269,960

For the second quarter and six months ended April 27, 2014, 1.0 million and 0.8 million weighted-average stock options, respectively, were not included in the computation of dilutive potential common shares since their inclusion would have had an antidilutive effect on earnings per share, compared to 0.6 million and 0.8 million for the second quarter and six months ended April 28, 2013.

NOTE G               ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss for the three and six months ended April 27, 2014 are presented in the tables below.

(in thousands)	Foreign Currency Translation	Pension & Other Benefits	Deferred Gain (Loss) - Hedging	Accumulated Other Comprehensive Loss
Balance at January 26, 2014	$7,072	$(151,982)	$(6,076)	$(150,986)
Unrecognized gains:
Gross	716	-	8,309	9,025
Tax effect	-	-	(3,131)	(3,131)
Reclassification into net earnings:
Gross	-	1,594 (1)	2,867 (2)	4,461
Tax effect	-	(606)	(1,081)	(1,687)
Net of tax amount	716	988	6,964	8,668
Balance at April 27, 2014	$7,788	$(150,994)	$888	$(142,318)

(in thousands)	Foreign Currency Translation	Pension & Other Benefits	Deferred Gain (Loss) - Hedging	Accumulated Other Comprehensive Loss
Balance at October 27, 2013	$9,391	$(153,001)	$(5,604)	$(149,214)
Unrecognized (losses) gains:
Gross	(1,603)	38	4,305	2,740
Tax effect	-	(14)	(1,624)	(1,638)
Reclassification into net earnings:
Gross	-	3,198 (1)	6,116 (2)	9,314
Tax effect	-	(1,215)	(2,305)	(3,520)
Net of tax amount	(1,603)	2,007	6,492	6,896
Balance at April 27, 2014	$7,788	$(150,994)	$888	$(142,318)

(1)                                  Included in the computation of net periodic cost (see Note K “Pension and Other Post-Retirement Benefits” for additional details).

(2)           Included in cost of products sold in the Consolidated Statements of Operations.

NOTE H               INVENTORIES

Principal components of inventories are:

(in thousands)	April 27, 2014	October 27, 2013
Finished products	$587,325	$544,858
Raw materials and work-in-process	280,653	248,411
Materials and supplies	185,523	174,708
Total	$1,053,501	$967,977

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

Cash Flow Hedges:  The Company currently utilizes corn futures to offset the price fluctuation in the Company’s future direct grain purchases, and has historically entered into various swaps to hedge the purchases of grain and natural gas at certain plant locations.  The financial instruments are designated and accounted for as cash flow hedges, and the Company measures the effectiveness of the hedges on a regular basis.  Effective gains or losses related to these cash flow hedges are reported in accumulated other comprehensive loss (AOCL) and reclassified into earnings, through cost of products sold, in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  The Company typically does not hedge its grain or natural gas exposure beyond the next two upcoming fiscal years.  As of April 27, 2014, and October 27, 2013, the Company had the following outstanding commodity futures contracts and swaps that were entered into to hedge forecasted purchases:

Volume
Commodity	April 27, 2014	October 27, 2013
Corn	12.9 million bushels	14.7 million bushels

As of April 27, 2014, the Company has included in AOCL, hedging gains of $1.4 million (before tax) relating to these positions, compared to losses of $9.0 million (before tax) as of October 27, 2013.  The Company expects to recognize the majority of these gains over the next 12 months.  The balance as of April 27, 2014, includes a loss of $0.4 million related to corn futures contracts held for the Company’s hog operations.  These contracts were dedesignated as cash flow hedges during fiscal year 2013, as they were no longer highly effective.  These losses will remain in AOCL until the hedged transactions occur or it is probable the hedged transactions will not occur.  Gains or losses related to these contracts after the date of dedesignation have been recognized in earnings as incurred.

Fair Value Hedges:  The Company utilizes futures to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The intent of the program is to make the forward priced commodities cost nearly the same as cash market purchases at the date of delivery.  The futures contracts are designated and accounted for as fair value hedges, and the Company measures the effectiveness of the hedges on a regular basis.  Changes in the fair value of the futures contracts, along with the gain or loss on the hedged purchase commitment, are marked-to-market through earnings and are recorded on the Consolidated Statement of Financial Position as a current asset and liability, respectively.  Effective gains or losses related to these fair value hedges are recognized through cost of products sold in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  As of April 27, 2014, and October 27, 2013, the Company had the following outstanding commodity futures contracts designated as fair value hedges:

Volume
Commodity	April 27, 2014	October 27, 2013
Corn	12.6 million bushels	5.8 million bushels
Lean hogs	0.9 million cwt	1.4 million cwt

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

As of April 27, 2014, and October 27, 2013, the Company had the following outstanding futures contracts related to other programs:

Volume
Commodity	April 27, 2014	October 27, 2013
Corn	1.7 million bushels	1.7 million bushels

Fair Values:  The fair values of the Company’s derivative instruments (in thousands) as of April 27, 2014, and October 27, 2013, were as follows:

Fair Value (1)
	Location on Consolidated Statements of Financial Position	April 27, 2014	October 27, 2013
Asset Derivatives:
Derivatives Designated as Hedges:
Commodity contracts	Other current assets	$ (45,726)	$ (25,802)

Derivatives Not Designated as Hedges:
Commodity contracts	Other current assets	(1,073)	(3,783)

Total Asset Derivatives		$ (46,799)	$ (29,585)

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

Derivative Gains and Losses:  Gains or losses (before tax, in thousands) related to the Company’s derivative instruments for the second quarter ended April 27, 2014, and April 28, 2013, were as follows:

	Gain/(Loss) Recognized in AOCL (Effective Portion) (1)(2)		Location on Consolidated	Gain/(Loss) Reclassified from AOCL into Earnings (Effective Portion) (1)(2)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (3) (5)
	Three Months Ended			Three Months Ended		Three Months Ended
Cash Flow Hedges:	April 27, 2014	April 28, 2013	Statements of Operations	April 27, 2014	April 28, 2013	April 27, 2014	April 28, 2013
Commodity contracts	$8,309	$(8,378)	Cost of products sold	$(2,867)	$2,156	$517	$(392)

			Location on Consolidated	Gain/(Loss) Recognized in Earnings (Effective Portion) (4)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (3) (6)
				Three Months Ended		Three Months Ended
Fair Value Hedges:			Statements of Operations	April 27, 2014	April 28, 2013	April 27, 2014	April 28, 2013
Commodity contracts			Cost of products sold	$(15,889)	$3,628	$(19)	$85

Gain/(Loss) Recognized in Earnings (2)
Location on Consolidated Statements of Operations
Three Months Ended
Derivatives Not Designated as Hedges:				April 27, 2014	April 28, 2013
Commodity contracts			Cost of products sold	$1,206	$351

Derivative Gains and Losses:  Gains or losses (before tax, in thousands) related to the Company’s derivative instruments for the six months ended April 27, 2014, and April 28, 2013, were as follows:

	Gain/(Loss) Recognized in AOCL (Effective Portion) (1)(2)		Location on Consolidated	Gain/(Loss) Reclassified from AOCL into Earnings (Effective Portion) (1)(2)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (3) (5)
	Six Months Ended			Six Months Ended		Six Months Ended
Cash Flow Hedges:	April 27, 2014	April 28, 2013	Statements of Operations	April 27, 2014	April 28, 2013	April 27, 2014	April 28, 2013
Commodity contracts	$4,305	$(12,469)	Cost of products sold	$(6,116)	$8,986	$223	$(226)

			Location on Consolidated	Gain/(Loss) Recognized in Earnings (Effective Portion) (4)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (3) (6)
				Six Months Ended		Six Months Ended
Fair Value Hedges:			Statements of Operations	April 27, 2014	April 28, 2013	April 27, 2014	April 28, 2013
Commodity contracts			Cost of products sold	$(14,635)	$2,542	$(57)	$55

Gain/(Loss) Recognized in Earnings (2)
Location on Consolidated Statements of Operations
Six Months Ended
Derivatives Not Designated as Hedges:				April 27, 2014	April 28, 2013
Commodity contracts			Cost of products sold	$689	$(733)

(1)  Amounts represent gains or losses in AOCL before tax.  See Note G “Accumulated Other Comprehensive Loss” or the Consolidated Statements of Comprehensive Income for the after tax impact of these gains or losses on net earnings.

(2)  During fiscal year 2013, the Company dedesignated and ceased hedge accounting for its corn futures contracts held for its hog operations.  At the date of dedesignation of these hedges, losses of $2.0 million (before tax) were deferred in AOCL, with $0.4 million (before tax) remaining as of April 27, 2014.  These losses will remain in AOCL until the hedged transactions occur or it is probable the hedged transactions will not occur.  Gains or losses related to these contracts after the date of dedesignation have been recognized in earnings as incurred.

(3)  There were no gains or losses excluded from the assessment of hedge effectiveness during the second quarter or first six months of fiscal years 2014 and 2013.

(4)  Amounts represent losses on commodity contracts designated as fair value hedges that were closed during the second quarter or first six months of fiscal years 2014 or 2013, which were offset by a corresponding gain on the underlying hedged purchase commitment.  Additional gains or losses related to changes in the fair value of open commodity contracts, along with the offsetting gain or loss on the hedged purchase commitment, are also marked-to-market  through earnings with no impact on a net basis.

(5)  There were no gains or losses resulting from the discontinuance of cash flow hedges during the second quarter or first six months of fiscal years 2014 and 2013.

(6)  There were no gains or losses recognized as a result of a hedged firm commitment no longer qualifying as a fair value hedge during the second quarter or first six months of fiscal years 2014 and 2013.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of April 27, 2014, and October 27, 2013, and their level within the fair value hierarchy, are presented in the tables below.

	Fair Value Measurements at April 27, 2014
(in thousands)	Fair Value at April 27, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Cash and cash equivalents (1)	$499,330	$499,330	$-	$-
Other trading securities (2)	115,662	38,677	76,985	-
Commodity derivatives (3)	3,528	3,528	-	-
Total Assets at Fair Value	$618,520	$541,535	$76,985	$-

Liabilities at Fair Value:
Deferred compensation (2)	$52,108	$21,375	$30,733	$-
Total Liabilities at Fair Value	$52,108	$21,375	$30,733	$-

	Fair Value Measurements at October 27, 2013
(in thousands)	Fair Value at October 27, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Cash and cash equivalents (1)	$434,014	$434,014	$-	$-
Other trading securities (2)	114,300	38,489	75,811	-
Commodity derivatives (3)	6,086	6,086	-	-
Total Assets at Fair Value	$554,400	$478,589	$75,811	$-

Liabilities at Fair Value:
Deferred compensation (2)	$52,771	$21,257	$31,514	$-
Total Liabilities at Fair Value	$52,771	$21,257	$31,514	$-

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

(3)                             The Company’s commodity derivatives represent futures contracts used in its hedging or other programs to offset price fluctuations associated with purchases of corn and soybean meal, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The Company’s futures contracts for corn and soybean meal are traded on the Chicago Board of Trade, while futures contracts for lean hogs are traded on the Chicago Mercantile Exchange.  These are active markets with quoted prices available and therefore these contracts are classified as Level 1.  All derivatives are reviewed for potential credit risk and risk of nonperformance.  The Company nets the derivative assets and liabilities for each of its hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract.  The net balance for each program is included in other current assets or accounts payable, as appropriate, in the Consolidated Statements of Financial Position.  As of April 27, 2014, the Company has recognized the right to reclaim cash collateral of $50.3 million from various counterparties.  As of October 27, 2013, the Company had recognized the right to reclaim cash collateral of $35.7 million from various counterparties.

The Company’s financial assets and liabilities also include accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value.  The Company does not carry its long-term debt at fair value in its Consolidated Statements of Financial Position.  Based on borrowing rates available to the Company for long-term financing with similar terms and average maturities, the fair value of long-term debt, utilizing discounted cash flows (Level 2), was $269.0 million as of April 27, 2014, and $261.7 million as of October 27, 2013.

In accordance with the provisions of ASC 820, the Company also measures certain nonfinancial assets and liabilities at fair value that are recognized or disclosed on a nonrecurring basis (e.g. goodwill, intangible assets, and property, plant and equipment).  During the six months ended April 27, 2014, and April 28, 2013, there were no remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

NOTE K               PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic benefit cost for pension and other post-retirement benefit plans consists of the following:

	Pension Benefits
	Three Months Ended		Six Months Ended
(in thousands)	April 27, 2014	April 28, 2013	April 27, 2014	April 28, 2013
Service cost	$6,477	$7,745	$12,980	$15,490
Interest cost	13,219	11,922	26,593	23,844
Expected return on plan assets	(20,862)	(18,286)	(41,977)	(36,572)
Amortization of prior service cost	(1,243)	(1,270)	(2,486)	(2,540)
Recognized actuarial loss	3,171	8,504	6,353	17,009
Net periodic cost	$762	$8,615	$1,463	$17,231

	Post-retirement Benefits
	Three Months Ended		Six Months Ended
(in thousands)	April 27, 2014	April 28, 2013	April 27, 2014	April 28, 2013
Service cost	$483	$612	$966	$1,224
Interest cost	3,786	3,694	7,571	7,388
Amortization of prior service cost	(334)	(333)	(668)	(598)
Recognized actuarial loss (gain)	-	1,912	(1)	3,825
Net periodic cost	$3,935	$5,885	$7,868	$11,839

NOTE L                INCOME TAXES

The amount of unrecognized tax benefits, including interest and penalties, at April 27, 2014, recorded in other long-term liabilities was $25.3 million, of which $16.8 million would impact the Company’s effective tax rate if recognized.  The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense, with $(0.1) million and $0.3 million included in expense in the second quarter and first six months, respectively, of fiscal 2014.  The amount of accrued interest and penalties at April 27, 2014, associated with unrecognized tax benefits was $3.3 million.

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

The Refrigerated Foods segment includes the Hormel Refrigerated operating segment and the Affiliated Business Units.  This segment consists primarily of the processing, marketing, and sale of branded and unbranded pork and beef products for retail, foodservice, and fresh product customers.  The Affiliated Business Units include the Farmer John (including Saag’s Products, Inc.), Burke Corporation, Dan’s Prize,  and Precept Foods businesses.  Precept Foods, LLC, is a 50.01 percent owned joint venture.

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

	Three Months Ended		Six Months Ended
(in thousands)	April 27, 2014	April 28, 2013	April 27, 2014	April 28, 2013
Sales to Unaffiliated Customers
Grocery Products	$392,030	$393,505	$793,550	$727,645
Refrigerated Foods	1,111,244	1,011,370	2,239,665	2,074,771
Jennie-O Turkey Store	380,425	384,739	779,825	775,073
Specialty Foods	217,176	245,691	413,155	479,536
International & Other	143,991	117,381	261,343	211,902
Total	$2,244,866	$2,152,686	$4,487,538	$4,268,927

Intersegment Sales
Grocery Products	$-	$-	$-	$-
Refrigerated Foods	6,601	3,296	12,347	5,739
Jennie-O Turkey Store	36,870	29,562	69,999	59,983
Specialty Foods	18	22	52	53
International & Other	-	-	-	-
Total	$43,489	$32,880	$82,398	$65,775
Intersegment elimination	(43,489)	(32,880)	(82,398)	(65,775)
Total	$-	$-	$-	$-

Net Sales
Grocery Products	$392,030	$393,505	$793,550	$727,645
Refrigerated Foods	1,117,845	1,014,666	2,252,012	2,080,510
Jennie-O Turkey Store	417,295	414,301	849,824	835,056
Specialty Foods	217,194	245,713	413,207	479,589
International & Other	143,991	117,381	261,343	211,902
Intersegment elimination	(43,489)	(32,880)	(82,398)	(65,775)
Total	$2,244,866	$2,152,686	$4,487,538	$4,268,927

Segment Operating Profit
Grocery Products	$54,890	$47,295	$111,232	$97,208
Refrigerated Foods	75,397	54,680	160,696	108,470
Jennie-O Turkey Store	52,808	51,999	112,353	110,944
Specialty Foods	19,134	25,967	40,389	49,728
International & Other	20,863	15,618	43,420	32,729
Total segment operating profit	$223,092	$195,559	$468,090	$399,079

Net interest and investment expense (income)	3,399	2,026	5,320	3,310
General corporate expense	7,152	9,751	16,068	16,395
Noncontrolling interest	616	1,121	1,726	2,450

Earnings before income taxes	$213,157	$184,903	$448,428	$381,824

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

For the second quarter of fiscal 2014, the Company reported net earnings per diluted share of $0.52, an increase of 13.0 percent compared to $0.46 per diluted share in the second quarter of fiscal 2013.  Significant factors impacting the second quarter of fiscal 2014 were:

•                  Record sales and profits with four of the Company’s five reporting segments generating segment profit growth.

•                  The Refrigerated Foods segment delivered segment profit gains driven by beneficial pork operating margins and growth in the foodservice value-added business.

•                  Grocery Products profits increased aided in part by a favorable comparison to fiscal 2013 which included SKIPPY peanut butter acquisition costs.

•                  The International & Other segment delivered a solid quarter driven by excellent results from the China business and robust export sales.

•                  Jennie-O Turkey Store segment profit improved slightly as favorable turkey commodity markets and growth in value-added product sales helped to mitigate lower live production performance.

•                  Lower results for Specialty Foods were largely due to the July 2013 expiration of the agreement allowing DCB to sell certain sugar substitutes in the foodservice trade channels.

Consolidated Results

Net earnings attributable to the Company for the second quarter of fiscal 2014 increased 11.6 percent to $140.1 million compared to $125.5 million in the same quarter of fiscal 2013.  Diluted earnings per share for the second quarter increased 13.0 percent to $0.52 from $0.46 in the second quarter of fiscal 2013.  Net earnings attributable to the Company for the first six months of fiscal 2014 increased 15.0 percent to $293.4 million compared to $255.2 million in fiscal 2013.  Diluted earnings per share for the same period were $1.09 in fiscal 2014, compared to $0.95 in the prior year.

Net sales for the second quarter of fiscal 2014 increased 4.3 percent to $2.24 billion versus $2.15 billion in the second quarter of fiscal 2013.  Tonnage decreased 1.3 percent to 1.22 billion lbs. for the second quarter compared to 1.24 billion lbs. in the same quarter of last year.  Net sales for the first six months of fiscal 2014 increased 5.1 percent to $4.49 billion from $4.27 billion in the first six months of fiscal 2013.  Tonnage for the first six months of fiscal 2014 increased 0.6 percent to 2.49 billion lbs. compared to 2.48 billion lbs. in 2013.

Strong export sales along with growth in the Company’s China operations provided solid growth for the Company’s international business.  Value-added sales growth in the Refrigerated Foods segment was also a key driver of the increase in second quarter sales.  Net sales in the International & Other segment for the second quarter were enhanced by the addition of the Mainland China SKIPPY peanut butter sales.  The combined SKIPPY business, including the United States based business acquired at the beginning of the second quarter of fiscal 2013, contributed an incremental $96.8 million of net sales and 63.0 million lbs. for the first six months comparison, primarily in the Grocery Products and International & Other segments.

Gross profit for the second quarter and first six months of fiscal 2014 was $378.8 million and $777.4 million, respectively, compared to $352.8 million and $697.0 million for the same periods last year.  Gross profit as a percentage of net sales for the second quarter increased to 16.9 percent compared to 16.4 percent the prior year, and increased to 17.3 percent for the first six months of fiscal 2014 from 16.3 percent for the comparable six months of fiscal 2013.  Strong margin gains were experienced for Refrigerated Foods as a result of higher pork operating margins and growth in the Company’s value-added foodservice business, which more than offset margin pressures due to higher raw material costs.  Additionally, robust export sales for the International & Other segment further enhanced the margin gains.  The unusually cold winter along with abnormally high propane and natural gas prices negatively impacted live turkey productivity and margins for Jennie-O Turkey Store.  The Specialty Foods segment delivered lower margins while continuing to rebuild its product portfolio following the expiration of the agreement allowing DCB to sell certain sugar substitutes into foodservice trade channels.  Additionally, shipping and handling expenses for the second quarter and first six months of fiscal 2014 have increased in four of the Company’s five segments.

Looking ahead to the second half of the fiscal year, the Company expects elevated beef, pork, turkey, and avocado costs to continue to squeeze margins on many of the Company’s value-added products.  Pricing actions taken in the second quarter will partially mitigate margin pressures, but will likely impact sales growth.  The addition of the SKIPPY peanut butter business has added additional balance to the Company’s product portfolio, moderating some of these overall input costs pressures.  Pork raw material supplies are anticipated to tighten significantly later in the third quarter due to the Porcine Epidemic Diarrhea Virus (PEDv) impact, but the overall impact of tighter pork supplies on the industry remains to be seen.  Year-over-year sales and profit growth from the Jennie-O Turkey Store segment is expected, while growth will be at more modest levels than initially anticipated.  The significant growth enjoyed in the Company’s international business is expected to continue going forward aided by the addition of the China based SKIPPY peanut butter business.

Selling, general and administrative expenses for the second quarter and first six months of fiscal 2014 were $165.8 million and $332.0 million, respectively, compared to $173.1 million and $328.9 million for the same periods last year.  Selling, general and administrative expenses as a percentage of net sales decreased to 7.4 percent for both the second quarter and first six months of fiscal 2014, compared to 8.0 percent and 7.7 percent for the second quarter and first six months of fiscal 2013.  Selling, general and administrative expenses were higher last year reflecting transaction and transition costs incurred due to the SKIPPY acquisition, primarily reflected in the Grocery Products and International & Other segments.  Higher advertising and marketing expenses for the first six months contributed to the increase in the current year.  The increase was a result of the ongoing “Make the Switch” advertising campaign for Jennie-O Turkey Store and advertising for Hormel chili and the SPAM family of products.  The Company expects selling, general and administrative expenses to be between 7.3 percent and 7.6 percent for the full year in fiscal 2014.

Equity in earnings of affiliates was $3.6 million and $8.3 million for the second quarter and first six months of fiscal 2014, respectively, compared to $7.2 million and $17.0 million last year.  Lower results from the Company’s 50 percent owned MegaMex joint venture, reflecting higher input costs, drove the decrease for both the second quarter and first six months compared to the prior year.

The effective tax rate for the second quarter and first six months of fiscal 2014 was 34.0 percent and 34.2 percent, respectively, compared to 31.5 percent and 32.5 percent for the second quarter and first six months of fiscal 2013.  The 2013 rate was lower due primarily to the benefit of net favorable settlements with various foreign and state tax jurisdictions.  The Company expects a full-year effective tax rate between 34.0 and 34.5 percent for fiscal 2014.

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

	Three Months Ended			Six Months Ended
(in thousands)	April 27, 2014	April 28, 2013	% Change	April 27, 2014	April 28, 2013	% Change
Net Sales
Grocery Products	$392,030	$393,505	(0.4)	$793,550	$727,645	9.1
Refrigerated Foods	1,111,244	1,011,370	9.9	2,239,665	2,074,771	7.9
Jennie-O Turkey Store	380,425	384,739	(1.1)	779,825	775,073	0.6
Specialty Foods	217,176	245,691	(11.6)	413,155	479,536	(13.8)
International & Other	143,991	117,381	22.7	261,343	211,902	23.3
Total	$2,244,866	$2,152,686	4.3	$4,487,538	$4,268,927	5.1

Segment Operating Profit
Grocery Products	$54,890	$47,295	16.1	$111,232	$97,208	14.4
Refrigerated Foods	75,397	54,680	37.9	160,696	108,470	48.1
Jennie-O Turkey Store	52,808	51,999	1.6	112,353	110,944	1.3
Specialty Foods	19,134	25,967	(26.3)	40,389	49,728	(18.8)
International & Other	20,863	15,618	33.6	43,420	32,729	32.7

Total segment operating profit	$223,092	$195,559	14.1	$468,090	$399,079	17.3
Net interest and investment expense (income)	3,399	2,026	67.8	5,320	3,310	60.7
General corporate expense	7,152	9,751	(26.7)	16,068	16,395	(2.0)
Noncontrolling interest	616	1,121	(45.0)	1,726	2,450	(29.6)

Earnings before income taxes	$213,157	$184,903	15.3	$448,428	$381,824	17.4

Grocery Products

The Grocery Products segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market.  This segment also includes the results from the Company’s MegaMex joint venture.

Grocery Products net sales decreased 0.4 percent for the second quarter and increased 9.1 percent for the first six months of fiscal 2014 compared to the same fiscal 2013 periods.  Tonnage increased 0.6 percent for the second quarter and 11.5 percent for the first six months of fiscal 2014 compared to the prior year. The comparative results for the first six months reflect the addition of the SKIPPY peanut butter business acquired at the beginning of the second quarter of fiscal 2013.  This business contributed an incremental $73.3 million of net sales and 49.1 million lbs. to the top-line results for the first six months.

Sales for Grocery Products in the second quarter reflected lower sales for the SPAM family of products, the Hormel Compleats line of microwave meals, and Dinty Moore stew which offset sales gains for SKIPPY peanut butter, Hormel bacon toppings, and the Herdez line of Mexican products within the Company’s MegaMex Foods joint venture.  Pricing increases were implemented during the second quarter to mitigate higher input costs.

Segment profit for Grocery Products increased 16.1 percent and 14.4 percent for the second quarter and first six months of fiscal 2014, respectively, compared to the second quarter and first six months of fiscal 2013, but were offset by transaction and transition costs related to the SKIPPY acquisition in fiscal 2013 which impacted last years’ results and the year-over-year profit comparisons for both the second quarter and first six months of fiscal 2014.  Profit results for the second quarter were challenged by higher pork and beef input costs, along with higher chicken and avocado costs.

The Company anticipates continued margin pressures entering the third quarter due to elevated raw material costs.  Pricing actions taken in the second quarter will partially offset these cost pressures.  New SKIPPY Singles creamy peanut butter items were also introduced during the second quarter.

Refrigerated Foods

The Refrigerated Foods segment includes the Hormel Refrigerated operating segment and the Affiliated Business Units.  This segment consists primarily of the processing, marketing, and sale of branded and unbranded pork and beef products for retail, foodservice, and fresh product customers.  The Affiliated Business Units include the Farmer John (including Saag’s Products, Inc.), Burke Corporation, Dan’s Prize, and Precept Foods businesses.  Precept Foods, LLC, is a 50.01 percent owned joint venture.

Net sales for the Refrigerated Foods segment increased 9.9 percent and 7.9 percent for the second quarter and first six months of fiscal 2014, respectively, compared to the same periods of fiscal 2013.  Tonnage increased 0.2 percent and decreased 0.6 percent for the second quarter and first six months compared to the prior year.  On the retail side, sales gains within the Meat Products business unit continued on Black Label bacon items and Hormel REV snack wraps.  Higher sales of Hormel Country Crock® side dishes also contributed to the sales gains for the quarter following package design changes and holiday promotional activity.  Within the Foodservice business unit, sales of Hormel Fire Braised meats and Old Smokehouse pecanwood smoked bacon again experienced gains for the quarter, along with improved sales of Hormel Natural Choice deli meats.  Increased internal utilization of raw materials reduced commodity sales and impacted volume comparisons for the quarter.

Segment profit for Refrigerated Foods increased 37.9 percent and 48.1 percent for the second quarter and first six months of fiscal 2014, respectively, compared to the prior year.  Higher pork operating margins more than offset elevated raw material costs that pressured margins in the value-added Meat Products business and the Affiliated Business Unites.  Increased sales allowed the Foodservice business to deliver segment profit results that exceeded last year.

Entering the second half of the year, the Company expects tightened pork operating margins and elevated raw material prices which will pressure margins in the value-added businesses.  Retail pricing actions were implemented late in the second quarter to offset higher raw material costs.  The spread of PEDv in the industry continues to be a concern and will reduce volume through the Company’s harvest facilities in the second half of the year.  The Company is carefully monitoring the effects of PEDv on pork raw material supplies and will work closely with employees and customers to provide updates on any additional changes that may impact them.  Ongoing growth through innovative value-added products continues with the addition of the new Hormel Bacon 1 fully cooked bacon launched in foodservice channels in the second quarter.

Country Crock® remains a registered trademark of the Unilever Group of Companies and is being used under license.

Jennie-O Turkey Store

The Jennie-O Turkey Store (JOTS) segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for retail, foodservice, and fresh product customers.

JOTS net sales decreased 1.1 percent for the second quarter and increased 0.6 percent for the first six months of fiscal 2014, versus the comparable periods of fiscal 2013.  Tonnage decreased 4.9 percent for the second quarter and 2.7 percent for the first six months of fiscal 2014, compared to fiscal 2013 results.  Lower bird weights experienced during the quarter drove lower commodity sales and volumes.  Second quarter sales gains were realized in value-added product of Jennie-O Turkey Store fresh ground turkey, turkey breakfast sausage, and turkey bacon, aided by the “Make the Switch” advertising campaign.

JOTS segment profit increased 1.6 percent and 1.3 percent for the second quarter and first six months of fiscal 2014, respectively, compared to the prior year.  Lower feed costs and higher commodity turkey prices, along with growth in value-added product sales, allowed the segment to generate a modest profit increase in the second quarter.  These gains offset lower live production performance and higher fuel expenses from the extended harsh winter.

Looking forward, JOTS is expecting the “Make the Switch” advertising campaign to continue to drive growth in the ground turkey chubs and tray pack items.  Higher live production costs and lower performance will challenge third quarter results, but the Company anticipates modestly improved year-over-year results.

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

Specialty Foods net sales decreased 11.6 percent and 13.8 percent for the second quarter and first six months of fiscal 2014, compared to the same periods of fiscal 2013.  Tonnage decreased 13.8 percent for the second quarter and 11.8 percent for the first six months of fiscal 2014 compared to the prior year.  Sales declines were largely driven by the expiration of the agreement in July 2013 allowing DCB to sell certain sugar substitutes into foodservice trade channels and softer sales in the lower margin ready-to-drink products which offset stronger nutritional sales for at CFI and DCB.

Specialty Foods segment profit decreased 26.3 percent for the second quarter and 18.8 percent for the first six months of fiscal 2014, compared to fiscal 2013 results.  The results were primarily driven by the expiration of the sugar substitute agreement noted above.  In addition, HSP was challenged with unfavorable raw material costs in the quarter offset by strong nutritional sales which drove increased margins for DCB and CFI.

The Company anticipates continued sales and profit declines due to the expiration of the sugar substitute agreement through the third quarter.  The Company is working to rebuild the product portfolio within the segment for future growth.

International & Other

The International & Other segment includes the Hormel Foods International (HFI) operating segment, which manufactures, markets, and sells Company products internationally.  This segment also includes the results from the Company’s international joint ventures and miscellaneous corporate sales.

International & Other net sales increased 22.7 percent and 23.3 percent for the second quarter and first six months of fiscal 2014, respectively, as compared to fiscal 2013.  Improved results by the Company’s China operations was driven by improvements in its core meat business, as well as the first full quarter of Mainland China SKIPPY sales.  The combined SKIPPY business, including the United States based business acquired at the beginning of the second quarter of fiscal 2013, contributed an incremental $22.2 million of net sales and 13.1 million lbs. for the first six months comparison.

Segment profit for this segment also increased significantly, up 33.6 percent for the second quarter and 32.7 percent for the first six months of fiscal 2014, compared to fiscal 2013 results.  The improved bottom-line results were primarily attributable to robust exports sales.  Partially offsetting these gains were lower overall results from the Company’s international joint ventures.

The Company expects continued growth in the International & Other segment in the second half of the year.  Higher input costs will compress margins for the SPAM family of products and create a challenging environment for fresh pork volumes and margins.

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

Net interest and investment expense (income) for the second quarter and first six months of fiscal 2014 was a net expense of $3.4 million and $5.3 million, respectively, compared to a net expense of $2.0 million and $3.3 million for the second quarter and first six months of fiscal 2013.  The increased net expense for both the second quarter and six months was driven by lower returns on the Company’s rabbi trust for supplemental executive retirement plans and an unfavorable currency exchange impact for the second quarter.  Interest expense of $6.2 million for the first six months of fiscal 2014 remained flat compared to the prior year, and the Company anticipates that interest expense will approximate $12.0 to $14.0 million for the full year in fiscal 2014.

General corporate expense for the second quarter and first six months of fiscal 2014 was $7.2 million and $16.1 million, respectively, versus $9.8 million and $16.4 million for the comparable periods of fiscal 2013.  The decreased expense during fiscal 2014 is primarily due to sales and use tax credits along with reduced salary and pension expense.

Net earnings attributable to the Company’s noncontrolling interests were $0.6 million and $1.7 million for the second quarter and first six months of fiscal 2014, respectively, compared to $1.1 million and $2.5 million for the comparable periods of fiscal 2013.  The change is largely due to lower performance from the Company’s Precept Foods business.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions that was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 27, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $499.3 million at the end of the second quarter of fiscal year 2014 compared to $262.7 million at the end of the comparable fiscal 2013 period.

Cash provided by operating activities was $275.0 million in the first six months of fiscal 2014 compared to $257.6 million in the same period of fiscal 2013.  Increased earnings was the primary driver of the improved cash flows in fiscal 2014 offsetting overall unfavorable changes in working capital.

Cash used in investing activities decreased to $112.4 million in the first six months of fiscal 2014 from $631.8 million in the comparable period of fiscal 2013.  The first six months of fiscal 2014 included $41.5 million used to purchase the China based SKIPPY peanut butter business in Weifang, China from Unilever United States Inc.  The much larger use of cash in the first six months of 2013 included $663.1 million of preliminary acquisition costs for the United States based SKIPPY peanut butter business.  In anticipation of that purchase in the prior year, the Company liquidated its marketable securities portfolio at the end of the first quarter of fiscal 2013, which generated $77.6 million in cash.  Capital expenditures in the first six months of fiscal 2014 have increased to $77.1 million from $45.5 million in the comparable six months of fiscal 2013.  The Company currently estimates its fiscal 2014 capital expenditures will be approximately $140.0 to $150.0 million.

Cash used in financing activities was $97.1 million in the first six months of fiscal 2014 compared to $45.6 million in the same period of fiscal 2013.  Proceeds generated from the Company’s stock option plan exercises decreased $23.1 million in fiscal 2014.  The Company also used $15.1 million for common stock repurchases in the first six months of fiscal 2014, compared to $7.9 million in the same period of the prior year.  For additional information pertaining to the Company’s share repurchase plans or programs, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Cash dividends paid to the Company’s shareholders also continue to be an ongoing financing activity for the Company.  Dividends paid in the first six months of 2014 were $97.6 million compared to $84.4 million in the comparable period of fiscal 2013.  For fiscal 2014, the annual dividend rate was increased to $0.80 per share, representing the 48th consecutive annual dividend increase.  The Company has paid dividends for 343 consecutive quarters and expects to continue doing so.

The Company is required, by certain covenants in its debt agreements, to maintain specified levels of financial ratios and financial position.  At the end of the second quarter of fiscal 2014, the Company was in compliance with all of these debt covenants.

Cash flows from operating activities continue to provide the Company with its principal source of liquidity.  The Company does not anticipate a significant risk to cash flows from this source in the foreseeable future because the Company operates in a relatively stable industry and has strong brands across many product lines.

Maximizing the value returned to shareholders through dividend payments remains a priority in fiscal 2014.  A strong balance sheet continues to leave the Company well positioned to take advantage of strategic acquisition opportunities.  Additional share repurchase activity and capital spending to enhance and expand current operations is also expected to continue throughout the year.

Contractual Obligations and Commercial Commitments

The Company records income taxes in accordance with the provisions of ASC 740, Income Taxes.  The Company is unable to determine its contractual obligations by year related to this pronouncement, as the ultimate amount or timing of settlement of its reserves for income taxes cannot be reasonably estimated.  The total liability for unrecognized tax benefits, including interest and penalties, at April 27, 2014, was $25.3 million.

There have been no other material changes to the information regarding the Company’s future contractual financial obligations that was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 27, 2013.

Off-Balance Sheet Arrangements

As of April 27, 2014, and October 27, 2013, the Company had $41.7 million and $42.6 million, respectively, of standby letters of credit issued on its behalf.  The standby letters of credit are primarily related to the Company’s self-insured workers’ compensation programs.  However, that amount also includes $3.5 million of revocable standby letters of credit for obligations of an affiliated party that may arise under workers’ compensation claims.  Letters of credit are not reflected in the Company’s Consolidated Statements of Financial Position.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Hog Markets:  The Company’s earnings are affected by fluctuations in the live hog market.  To minimize the impact on earnings, and to ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 10 years.  Purchased hogs under contract accounted for 97 percent and 98 percent of the total hogs purchased by the Company during the first six months of fiscal 2014 and 2013, respectively.  The majority of these contracts use market-based formulas based on hog futures, hog primal values, or industry reported hog markets.  Other contracts use a formula based on the cost of production, which can fluctuate independently from hog markets.  Under normal, long-term market conditions, changes in the cash hog market are offset by proportional changes in primal values.  Therefore, a hypothetical 10 percent change in the cash hog market would have had an immaterial effect on the Company’s results of operations.

Certain procurement contracts allow for future hog deliveries (firm commitments) to be forward priced.  The Company generally hedges these firm commitments by using hog futures contracts.  These futures contracts are designated and accounted for as fair value hedges.  The change in the market value of such futures contracts is highly effective at offsetting changes in price movements of the hedged item, and the Company evaluates the effectiveness of the contracts on a regular basis.  Changes in the fair value of the futures contracts, along with the gain or loss on the firm commitment, are marked-to-market through earnings and are recorded on the Consolidated Statements of Financial Position as a current asset and liability, respectively.  The fair value of the Company’s open futures contracts as of April 27, 2014, was $(16.8) million compared to $(10.9) million as of October 27, 2013.

The Company measures its market risk exposure on its hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in market prices.  A 10 percent increase in market prices would have negatively impacted the fair value of the Company’s April 27, 2014, open contracts by $10.5 million, which in turn would lower the Company’s future cost of purchased hogs by a similar amount.

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

To reduce the Company’s exposure to changes in grain prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future direct grain purchases.  This program currently utilizes corn futures for JOTS, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value with an unrealized gain of $0.5. million, before tax, on the Consolidated Statements of Financial Position as of April 27, 2014, compared to an unrealized loss of $(6.3) million, before tax, as of October 27, 2013.

The Company measures its market risk exposure on its grain futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain.  A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s April 27, 2014, open grain contracts by $6.6 million, which in turn would lower the Company’s future cost on purchased grain by a similar amount.

Long-Term Debt:  A principal market risk affecting the Company is the exposure to changes in interest rates on the Company’s fixed-rate, long-term debt.  Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $4.8 million.  The fair value of the Company’s long-term debt was estimated using discounted future cash flows based on the Company’s incremental borrowing rate for similar types of borrowing arrangements.

Investments:  The Company holds trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans.  As of April 27, 2014, the balance of these securities totaled $115.7 million.  A majority of these securities represent fixed income funds.  The Company is subject to market risk due to fluctuations in the value of the remaining investments, as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis.  A 10 percent decline in the value of the investments not held in fixed income funds would have a direct negative impact to the Company’s pretax earnings of approximately $3.9 million, while a 10 percent increase in value would have a positive impact of the same amount.

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

(b)               Internal Controls.

During the second quarter of fiscal year 2014, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The food products manufacturing industry is subject to the risks posed by:

¡                  food spoilage;

¡                  food contamination caused by disease-producing organisms or pathogens, such as Listeria monocytogenes, Salmonella, and pathogenic E coli.;

¡                  food allergens;

¡                  nutritional and health-related concerns;

¡                  federal, state, and local food processing controls;

¡                  consumer product liability claims;

¡                  product tampering; and

¡                  the possible unavailability and/or expense of liability insurance.

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

Volatility in financial markets and the deterioration of national and global economic conditions could impact the Company’s operations as follows:

¡                  The financial stability of our customers and suppliers may be compromised, which could result in additional bad debts for the Company or non-performance by suppliers; and

¡                  The value of our investments in debt and equity securities may decline, including most significantly the Company’s trading securities held as part of a rabbi trust to fund supplemental executive retirement plans and deferred income plans, and the Company’s assets held in pension plans.

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

The Company is subject to risks associated with the outbreak of disease in pork and beef livestock, and poultry flocks, including Bovine Spongiform Encephalopathy (BSE), pneumo-virus, Porcine Circovirus 2 (PCV2), Porcine Reproduction & Respiratory Syndrome (PRRS), Foot-and-Mouth Disease (FMD), Porcine Epidemic Diarrhea Virus (PEDv), and Avian Influenza.  The outbreak of disease could adversely affect the Company’s supply of raw materials, increase the cost of production, reduce utilization of the Company’s harvest facilities, and reduce operating margins.  Additionally, the outbreak of disease may hinder the Company’s ability to market and sell products both domestically and internationally.  Most recently, the PED virus has impacted the Company’s internal farm operations and several of the Company’s independent hog suppliers.  The spread of PEDv in the industry continues to be a concern and will reduce volume through the Company’s harvest facilities in the second half of the year.  The Company has developed business continuity plans for various disease scenarios and will continue to update these plans as necessary.  There can be no assurance given, however, that these plans will be effective in eliminating the negative effects of any such diseases on the Company’s operating results.

Market demand for the Company’s products may fluctuate.

The Company faces competition from producers of alternative meats and protein sources, including pork, beef, turkey, chicken, fish, and peanut butter.  The bases on which the Company competes include:

¡                  price;

¡                  product quality and attributes;

¡                  brand identification;

¡                  breadth of product line; and

¡                  customer service.

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

As of April 27, 2014, the Company had approximately 20,100 employees worldwide, of which approximately 5,600 were represented by U.S. labor unions, principally the United Food and Commercial Workers’ Union.  A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities or contracted hog processing facilities that results in work slowdowns or stoppages could harm the Company’s financial results.  The union contract at the Company’s facility in San Leandro, California will expire during fiscal 2014 and negotiations have not yet been initiated.  This contract covers 102 employees.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the Second Quarter of Fiscal 2014

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[2]
January 27, 2014 – March 2, 2014	85,110	$43.73	85,100	9,360,100
March 3, 2014 – March 30, 2014	200,000	47.33	200,000	9,160,100
March 31, 2014 – April 27, 2014	40,000	48.48	40,000	9,120,100
Total	325,110	$46.53	325,100

1The 10 shares repurchased during the second quarter, other than through publicly announced plans or programs, represent purchases for a Company employee award program.

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

HORMEL FOODS CORPORATION
(Registrant)

Date: June 6, 2014	By	/s/ JODY H. FERAGEN
JODY H. FERAGEN
Executive Vice President, Chief Financial Officer,
and Director
(Principal Financial Officer)

Date: June 6, 2014	By	/s/ JAMES N. SHEEHAN
JAMES N. SHEEHAN
Vice President and Controller
(Principal Accounting Officer)