Form 10-Q
period 2014-07-27
HORMEL FOODS CORP /DE/
filed 2014-09-05
CIK 48465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 27, 2014

or

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

Large accelerated filer X	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes   X  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2014
Common Stock	$.0293 par value 263,456,527
Common Stock Non-Voting	$.01 par value -0-

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except share and per share amounts)

	July 27,	October 27,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$530,977	$434,014
Accounts receivable	536,505	551,500
Inventories	1,076,892	967,977
Income taxes receivable	6,622	-
Deferred income taxes	71,741	73,543
Prepaid expenses	13,140	13,000
Other current assets	9,164	7,379
TOTAL CURRENT ASSETS	2,245,041	2,047,413

DEFERRED INCOME TAXES	22,812	25,086

GOODWILL	962,577	934,472

OTHER INTANGIBLES	373,716	378,093

PENSION ASSETS	199,770	162,535

INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	263,136	270,609

OTHER ASSETS	143,231	142,339

PROPERTY, PLANT AND EQUIPMENT
Land	61,564	58,506
Buildings	789,425	784,133
Equipment	1,564,491	1,532,527
Construction in progress	122,528	85,696
	2,538,008	2,460,862
Less allowance for depreciation	(1,559,858)	(1,505,529)
	978,150	955,333

TOTAL ASSETS	$5,188,433	$4,915,880

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except share and per share amounts)

	July 27,	October 27,
	2014	2013
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$358,016	$387,284
Accrued expenses	45,211	20,965
Accrued workers compensation	38,361	38,217
Accrued marketing expenses	99,598	91,332
Employee related expenses	183,431	192,063
Taxes payable	4,464	8,637
Interest and dividends payable	56,018	45,511
TOTAL CURRENT LIABILITIES	785,099	784,009

PENSION AND POST-RETIREMENT BENEFITS	487,375	481,230

LONG-TERM DEBT – less current maturities	250,000	250,000

OTHER LONG-TERM LIABILITIES	86,379	84,062

SHAREHOLDERS’ INVESTMENT
Preferred stock, par value $.01 a share – authorized 160,000,000 shares; issued – none
Common stock, non-voting, par value $.01 a share – authorized 400,000,000 shares; issued – none
Common stock, par value $.0293 a share – authorized 800,000,000 shares;
issued 264,002,693 shares July 27, 2014
issued 263,658,296 shares October 27, 2013	7,735	7,725
Additional paid-in capital	-	-
Accumulated other comprehensive loss	(151,771)	(149,214)
Retained earnings	3,715,339	3,452,529
HORMEL FOODS CORPORATION SHAREHOLDERS’ INVESTMENT	3,571,303	3,311,040
NONCONTROLLING INTEREST	8,277	5,539
TOTAL SHAREHOLDERS’ INVESTMENT	3,579,580	3,316,579

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$5,188,433	$4,915,880

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013

Net sales	$2,284,947	$2,159,525	$6,772,485	$6,428,452
Cost of products sold	1,920,948	1,829,219	5,631,086	5,401,152
GROSS PROFIT	363,999	330,306	1,141,399	1,027,300

Selling, general and administrative	153,035	150,999	485,009	479,896

Equity in earnings of affiliates	3,540	1,346	11,862	18,383

OPERATING INCOME	214,504	180,653	668,252	565,787

Other income and expense:
Interest and investment income (expense)	1,603	(455)	2,470	2,471
Interest expense	(3,125)	(3,122)	(9,312)	(9,358)

EARNINGS BEFORE INCOME TAXES	212,982	177,076	661,410	558,900

Provision for income taxes	73,968	63,171	227,232	187,309

NET EARNINGS	139,014	113,905	434,178	371,591
Less: Net earnings attributable to noncontrolling interest	1,039	270	2,765	2,720
NET EARNINGS ATTRIBUTABLE TO HORMEL FOODS CORPORATION	$137,975	$113,635	$431,413	$368,871

NET EARNINGS PER SHARE:
BASIC	$0.52	$0.43	$1.63	$1.39
DILUTED	$0.51	$0.42	$1.60	$1.37

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	263,983	264,605	263,887	264,472
DILUTED	270,400	270,769	270,345	270,230

DIVIDENDS DECLARED PER SHARE:	$0.20	$0.17	$0.60	$0.51

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013

NET EARNINGS	$139,014	$113,905	$434,178	$371,591
Other comprehensive (loss) income, net of tax:
Foreign currency translation	305	(3,613)	(1,335)	(2,816)
Pension and other benefits	915	6,484	2,922	17,520
Deferred hedging	(10,663)	(3,158)	(4,171)	(16,541)
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(9,443)	(287)	(2,584)	(1,837)
COMPREHENSIVE INCOME	129,571	113,618	431,594	369,754
Less: Comprehensive income attributable to noncontrolling interest	1,049	376	2,738	2,879
COMPREHENSIVE INCOME ATTRIBUTABLE TO HORMEL FOODS CORPORATION	$128,522	$113,242	$428,856	$366,875

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT

(in thousands, except per share amounts)

(Unaudited)

	Hormel Foods Corporation Shareholders
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment

Balance at October 28, 2012	$7,707	$-	$-	$3,135,317	$(323,569)	$5,470	$2,824,925

Net earnings				526,211		3,865	530,076
Other comprehensive income					174,355	204	174,559
Purchases of common stock		(70,819)					(70,819)
Stock-based compensation expense			17,596				17,596
Exercise of stock options/nonvested shares	69		23,955				24,024
Shares retired	(51)	70,819	(41,551)	(29,217)			-
Distribution to noncontrolling interest						(4,000)	(4,000)
Declared cash dividends – $.68 per share				(179,782)			(179,782)
Balance at October 27, 2013	$7,725	$-	$-	$3,452,529	$(149,214)	$5,539	$3,316,579

(Unaudited)
Net earnings				431,413		2,765	434,178
Other comprehensive income (loss)					(2,557)	(27)	(2,584)
Purchases of common stock		(28,068)					(28,068)
Stock-based compensation expense			12,690				12,690
Exercise of stock options/nonvested shares	27		5,046				5,073
Shares retired	(17)	28,068	(17,736)	(10,315)			-
Declared cash dividends – $.60 per share				(158,288)			(158,288)
Balance at July 27, 2014	$7,735	$-	$-	$3,715,339	$(151,771)	$8,277	$3,579,580

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	July 27, 2014	July 28, 2013
OPERATING ACTIVITIES
Net earnings	$434,178	$371,591
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	90,189	85,824
Amortization of intangibles	6,945	7,162
Equity in earnings of affiliates, net of dividends	7,279	15,636
Provision for deferred income taxes	2,382	(6,009)
Gain on property/equipment sales and plant facilities	(1,261)	(691)
Non-cash investment activities	(1,852)	(1,452)
Stock-based compensation expense	12,690	16,429
Excess tax benefit from stock-based compensation	(17,814)	(18,930)
Other	-	1,000
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	14,995	(7,357)
Increase in inventories	(106,231)	(4,060)
Decrease in prepaid expenses and other current assets	5,034	5,603
(Decrease) increase in pension and post-retirement benefits	(25,873)	791
Decrease in accounts payable and accrued expenses	(26,295)	(36,688)
NET CASH PROVIDED BY OPERATING ACTIVITIES	394,366	428,849

INVESTING ACTIVITIES
Net sale of trading securities	-	77,558
Acquisitions of businesses/intangibles	(41,876)	(665,415)
Purchases of property/equipment	(111,827)	(68,731)
Proceeds from sales of property/equipment	8,568	6,519
Decrease (increase) in investments, equity in affiliates, and other assets	905	(4,810)
NET CASH USED IN INVESTING ACTIVITIES	(144,230)	(654,879)

FINANCING ACTIVITIES
Proceeds from short-term debt	-	25,000
Principal payments on short-term debt	-	(25,000)
Dividends paid on common stock	(150,360)	(129,426)
Share repurchase	(28,068)	(45,668)
Proceeds from exercise of stock options	8,496	29,268
Excess tax benefit from stock-based compensation	17,814	18,930
NET CASH USED IN FINANCING ACTIVITIES	(152,118)	(126,896)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,055)	34
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	96,963	(352,892)
Cash and cash equivalents at beginning of year	434,014	682,388
CASH AND CASH EQUIVALENTS AT END OF QUARTER	$530,977	$329,496

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

Investments

The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans, which is included in other assets on the Consolidated Statements of Financial Position.  The securities held by the trust are classified as trading securities.  Therefore, unrealized gains and losses associated with these investments are included in the Company’s earnings.  Securities held by the trust generated gains of  $1.6 million and $3.0 million for the third quarter and nine months ended July 27, 2014, respectively, compared to gains of $92 thousand and $2.8 million for the third quarter and nine months ended July 28, 2013.  The majority of this portfolio is held in fixed return investments to reduce the exposure to volatility in equity markets.

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

NOTE B                ACQUISITIONS

On August 11, 2014, subsequent to the end of the third quarter, the Company acquired CytoSport Holdings, Inc., of Benicia, California for a preliminary purchase price of $424.3 million in cash.  The purchase price is preliminary pending payments for liabilities on behalf of the seller and final working capital adjustments not to exceed a total purchase price of $450.0 million, and was funded by the Company with cash on hand and by utilizing funds from its revolving line of credit.  The agreement provides for a potential additional payment of up to $20.0 million subject to meeting specific financial performance criteria over the next two years.

CytoSport is the maker of Muscle Milk® products and is a leading provider of premium protein products in the sports nutrition category.  CytoSport’s brands align with the Company’s focus on protein while further diversifying the Company’s portfolio.  Operating results for this acquisition will be included in the Company’s

Consolidated Statements of Operations from the date of acquisition (i.e. beginning in the fourth quarter) and will be reflected in the Specialty Foods reporting segment.

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

On November 26, 2013, the Company also acquired the China based SKIPPY peanut butter business from Unilever United States Inc. for a preliminary purchase price of $41.9 million in cash.  This acquisition includes the Weifang, China manufacturing facility and all sales in Mainland China.  The purchase price was also funded by the Company with cash on hand.  The purchase price is preliminary pending final tax valuations.

Operating results for both of these SKIPPY acquisitions have been included in the Company’s Consolidated Statements of Operations from the date of acquisition and are primarily reflected in the Grocery Products and International & Other reporting segments.  Pro forma results are not presented, as the acquisitions are not considered material to the consolidated Company.

SKIPPY is a well-established brand that allows the Company to expand its presence in the center of the store with a non-meat protein product and reinforces the Company’s balanced product portfolio.  The acquisition also provides the opportunity to strengthen the Company’s global presence and complements the international sales strategy for the SPAM family of products.

NOTE C                STOCK-BASED COMPENSATION

The Company issues stock options and nonvested shares as part of its stock incentive plans for employees and non-employee directors.  The Company’s policy is to grant options with the exercise price equal to the market price of the common stock on the date of grant.  Options typically vest over four years and expire ten years after the grant date.  The Company recognizes stock-based compensation expense ratably over the shorter of the requisite service period or vesting period.  The fair value of stock-based compensation granted to retirement-eligible individuals is expensed at the time of grant.

A reconciliation of the number of options outstanding and exercisable (in thousands) as of July 27, 2014, and changes during the nine months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at October 27, 2013	18,466	$22.09
Granted	1,400	45.43
Exercised	1,860	17.48
Forfeited	17	32.56
Outstanding at July 27, 2014	17,989	$24.37	5.5 years	$419,989
Exercisable at July 27, 2014	13,031	$20.61	4.4 years	$353,319

The weighted-average grant date fair value of stock options granted and the total intrinsic value of options exercised (in thousands) during the third quarter and first nine months of fiscal years 2014 and 2013 are as follows:

	Three Months Ended		Nine Months Ended
	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013
Weighted-average grant date fair value of options granted	$10.52	$7.75	$9.70	$5.50
Intrinsic value of exercised options	$23,512	$2,591	$55,481	$65,244

The fair value of each option award is calculated on the date of grant using the Black-Scholes valuation model utilizing the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013
Risk-Free Interest Rate	2.6%	1.4%	2.5%	1.4%
Dividend Yield	1.7%	1.7%	1.8%	2.1%
Stock Price Volatility	20.0%	20.0%	20.0%	20.0%
Expected Option Life	8 years	8 years	8 years	8 years

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

The Company’s nonvested shares granted on or before September 26, 2010, vest after five years or upon retirement.  Nonvested shares granted after September 26, 2010, vest after one year.  A reconciliation of the nonvested shares (in thousands) as of July 27, 2014, and changes during the nine months then ended, is as follows:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at October 27, 2013	112	$24.77
Granted	33	43.46
Vested	75	27.35
Forfeited	5	19.56
Nonvested at July 27, 2014	65	$31.74

The weighted-average grant date fair value of nonvested shares granted, the total fair value (in thousands) of nonvested shares granted, and the fair value (in thousands) of shares that have vested during the first nine months of fiscal years 2014 and 2013 are as follows:

	Nine Months Ended
	July 27, 2014	July 28, 2013
Weighted-average grant date fair value	$43.46	$35.42
Fair value of nonvested shares granted	$1,440	$1,600
Fair value of shares vested	$2,056	$1,758

Stock-based compensation expense, along with the related income tax benefit, for the third quarter and first nine months of fiscal years 2014 and 2013 is presented in the table below.

	Three Months Ended		Nine Months Ended
(in thousands)	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013
Stock-based compensation expense recognized	$ 1,746	$ 4,523	$ 12,690	$ 16,429
Income tax benefit recognized	(663)	(1,710)	(4,822)	(6,212)
After-tax stock-based compensation expense	$ 1,083	$ 2,813	$ 7,868	$ 10,217

At July 27, 2014, there was $9.6 million of total unrecognized compensation expense from stock-based compensation arrangements granted under the plans.  This compensation is expected to be recognized over a weighted-average period of approximately 2.7 years.  During the third quarter and nine months ended July 27, 2014, cash received from stock option exercises was $3.0 million and $8.5 million, respectively, compared to $0.7 million and $29.3 million for the third quarter and nine months ended July 28, 2013.  The total tax benefit to be realized for tax deductions from these option exercises for the third quarter and nine months ended July 27, 2014, was $8.9 million and $21.0 million, respectively, compared to $1.0 million and $24.7 million in the comparable periods in fiscal 2013.

Shares issued for option exercises and nonvested shares may be either authorized but unissued shares, or shares of treasury stock acquired in the open market or otherwise.

NOTE D                GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the third quarter and nine months ended July 27, 2014, are presented in the table below.  The additions during the third quarter and first nine months are entirely due to the acquisition of the China based SKIPPY peanut butter business on November 26, 2013.

(in thousands)	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	International & Other	Total
Balance as of April 27, 2014	$322,942	$96,643	$203,214	$207,028	$132,377	$962,204
Goodwill acquired	-	-	-	-	373	373
Balance as of July 27, 2014	$322,942	$96,643	$203,214	$207,028	$132,750	$962,577

(in thousands)	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	International & Other	Total
Balance as of October 27, 2013	$322,942	$96,643	$203,214	$207,028	$104,645	$934,472
Goodwill acquired	-	-	-	-	28,105	28,105
Balance as of July 27, 2014	$322,942	$96,643	$203,214	$207,028	$132,750	$962,577

The gross carrying amount and accumulated amortization for definite-lived intangible assets are presented in the table below.  Customer relationships of $2.6 million were acquired during the first quarter of fiscal 2014 related to the China based SKIPPY peanut butter business.

	July 27, 2014		October 27, 2013
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists/relationships	$45,940	$(18,035)	$43,340	$(14,719)
Formulas & recipes	17,854	(15,429)	17,854	(13,824)
Proprietary software & technology	14,820	(13,162)	14,820	(12,024)
Other intangibles	4,746	(4,246)	9,386	(7,999)
Foreign currency translation	-	(31)	-	-
Total	$83,360	$(50,903)	$85,400	$(48,566)

Amortization expense was $2.3 million and $6.9 million for the third quarter and nine months ended July 27, 2014, respectively, compared to $2.4 million and $7.2 million for the third quarter and nine months ended July 28, 2013.

Estimated annual amortization expense (in thousands) for the five fiscal years after October 27, 2013, is as follows:

Fiscal Year	Estimated Amortization Expense
2014	$ 8,968
2015	5,590
2016	3,589
2017	3,155
2018	2,912

The carrying amounts for indefinite-lived intangible assets are presented in the table below.

(in thousands)	July 27, 2014	October 27, 2013
Brands/tradenames/trademarks	$333,275	$333,275
Other intangibles	7,984	7,984
Total	$341,259	$341,259

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

Investments in and receivables from affiliates consists of the following:

(in thousands)	Segment	% Owned	July 27, 2014	October 27, 2013
MegaMex Foods, LLC	Grocery Products	50%	$ 203,471	$ 203,413
Foreign Joint Ventures	International & Other	Various (26-50%)	59,665	67,196
Total			$ 263,136	$ 270,609

Equity in earnings of affiliates consists of the following:

		Three Months Ended		Nine Months Ended
(in thousands)	Segment	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013
MegaMex Foods, LLC	Grocery Products	$2,945	$976	$10,002	$15,620
Foreign Joint Ventures	International & Other	595	370	1,860	2,763
Total		$3,540	$1,346	$11,862	$18,383

Dividends received from affiliates were $9.1 million and $19.1 million for the three and nine months ended July 27, 2014, respectively, compared to $14.0 million and $34.0 million for the prior fiscal year.  The Company recognized a basis difference of $21.3 million associated with the formation of MegaMex Foods, LLC, of which $17.2 million is remaining as of July 27, 2014.  This difference is being amortized through equity in earnings of affiliates.

NOTE F                EARNINGS PER SHARE DATA

The following table sets forth the denominator for the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(in thousands)	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013

Basic weighted-average shares outstanding	263,983	264,605	263,887	264,472

Dilutive potential common shares	6,417	6,164	6,458	5,758

Diluted weighted-average shares outstanding	270,400	270,769	270,345	270,230

For the third quarter and nine months ended July 27 2014, thirty-seven thousand and 0.6 million weighted-average stock options, respectively, were not included in the computation of dilutive potential common shares since their inclusion would have had an antidilutive effect on earnings per share, compared to one thousand and 0.5 million for the third quarter and nine months ended July 28, 2013.

NOTE G               ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss for the three and nine months ended July 27, 2014 are presented in the tables below.

(in thousands)	Foreign Currency Translation	Pension & Other Benefits	Deferred Gain (Loss) - Hedging	Accumulated Other Comprehensive Loss
Balance at April 27, 2014	$7,788	$(150,994)	$888	$(142,318)
Unrecognized (losses) gains:
Gross	295	-	(18,159)	(17,864)
Tax effect	-	-	6,855	6,855
Reclassification into net earnings:
Gross	-	1,595 (1)	1,028 (2)	2,623
Tax effect	-	(680)	(387)	(1,067)
Net of tax amount	295	915	(10,663)	(9,453)
Balance at July 27, 2014	$8,083	$(150,079)	$(9,775)	$(151,771)

(in thousands)	Foreign Currency Translation	Pension & Other Benefits	Deferred Gain (Loss) - Hedging	Accumulated Other Comprehensive Loss
Balance at October 27, 2013	$9,391	$(153,001)	$(5,604)	$(149,214)
Unrecognized (losses) gains:
Gross	(1,308)	38	(13,854)	(15,124)
Tax effect	-	(14)	5,231	5,217
Reclassification into net earnings:
Gross	-	4,793 (1)	7,144 (2)	11,937
Tax effect	-	(1,895)	(2,692)	(4,587)
Net of tax amount	(1,308)	2,922	(4,171)	(2,557)
Balance at July 27, 2014	$8,083	$(150,079)	$(9,775)	$(151,771)

(1)                                  Included in the computation of net periodic cost (see Note K “Pension and Other Post-Retirement Benefits” for additional details).

(2)                                  Included in cost of products sold in the Consolidated Statements of Operations.

NOTE H               INVENTORIES

Principal components of inventories are:

(in thousands)	July 27, 2014	October 27, 2013
Finished products	$627,851	$544,858
Raw materials and work-in-process	271,154	248,411
Materials and supplies	177,887	174,708
Total	$1,076,892	$967,977

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

Cash Flow Hedges:  The Company currently utilizes corn futures to offset the price fluctuation in the Company’s future direct grain purchases, and has historically entered into various swaps to hedge the purchases of grain and natural gas at certain plant locations.  The financial instruments are designated and accounted for as cash flow hedges, and the Company measures the effectiveness of the hedges on a regular basis.  Effective gains or losses related to these cash flow hedges are reported in accumulated other comprehensive loss (AOCL) and reclassified into earnings, through cost of products sold, in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  The Company typically does not hedge its grain or natural gas exposure beyond the next two upcoming fiscal years.  As of July 27, 2014, and October 27, 2013, the Company had the following outstanding commodity futures contracts and swaps that were entered into to hedge forecasted purchases:

Volume
Commodity	July 27, 2014	October 27, 2013
Corn	17.4 million bushels	14.7 million bushels

As of July 27, 2014, the Company has included in AOCL, hedging losses of $15.7 million (before tax) relating to these positions, compared to losses of $9.0 million (before tax) as of October 27, 2013.  The Company expects to recognize the majority of these losses over the next 12 months.  The balance as of July 27, 2014, includes a loss of $0.2 million related to corn futures contracts held for the Company’s hog operations.  These contracts were dedesignated as cash flow hedges during fiscal year 2013, as they were no longer highly effective.  These losses will remain in AOCL until the hedged transactions occur or it is probable the hedged transactions will not occur.  Gains or losses related to these contracts after the date of dedesignation have been recognized in earnings as incurred.

Fair Value Hedges:  The Company utilizes futures to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The intent of the program is to make the forward priced commodities cost nearly the same as cash market purchases at the date of delivery.  The futures contracts are designated and accounted for as fair value hedges, and the Company measures the effectiveness of the hedges on a regular basis.  Changes in the fair value of the futures contracts, along with the gain or loss on the hedged purchase commitment, are marked-to-market through earnings and are recorded on the Consolidated Statement of Financial Position as a current asset and liability, respectively.  Effective gains or losses related to these fair value hedges are recognized through cost of products sold in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  As of July 27, 2014, and October 27, 2013, the Company had the following outstanding commodity futures contracts designated as fair value hedges:

Volume
Commodity	July 27, 2014	October 27, 2013
Corn	7.5 million bushels	5.8 million bushels
Lean hogs	0.7 million cwt	1.4 million cwt

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

As of July 27, 2014, and October 27, 2013, the Company had the following outstanding futures contracts related to other programs:

Volume
Commodity	July 27, 2014	October 27, 2013
Corn	3.5 million bushels	1.7 million bushels

Fair Values:  The fair values of the Company’s derivative instruments (in thousands) as of July 27, 2014, and October 27, 2013, were as follows:

Fair Value (1)
	Location on Consolidated Statements of Financial Position	July 27, 2014	October 27, 2013
Asset Derivatives:
Derivatives Designated as Hedges:
Commodity contracts	Other current assets	$ (42,024)	$ (25,802)

Derivatives Not Designated as Hedges:
Commodity contracts	Other current assets	(12,774)	(3,783)

Total Asset Derivatives		$ (54,798)	$ (29,585)

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

Derivative Gains and Losses:  Gains or losses (before tax, in thousands) related to the Company’s derivative instruments for the third quarter ended July 27, 2014, and July 28, 2013, were as follows:

	Gain/(Loss) Recognized in AOCL (Effective Portion) (1)(2)		Location on Consolidated	Gain/(Loss) Reclassified from AOCL into Earnings (Effective Portion) (1)(2)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (3) (5)
	Three Months Ended			Three Months Ended		Three Months Ended
Cash Flow Hedges:	July 27, 2014	July 28, 2013	Statements of Operations	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013
Commodity contracts	$ (18,159)	$ (5,913)	Cost of products sold	$ (1,028)	$ (838)	$ (30)	$ (259)

			Location on Consolidated	Gain/(Loss) Recognized in Earnings (Effective Portion) (4)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (3) (6)
				Three Months Ended		Three Months Ended
Fair Value Hedges:			Statements of Operations	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013
Commodity contracts			Cost of products sold	$ (6,685)	$ 2,327	$ 266	$ 16

Gain/(Loss) Recognized in Earnings (2)
Location on Consolidated Statements of Operations
Three Months Ended
Derivatives Not Designated as Hedges:				July 27, 2014	July 28, 2013
Commodity contracts			Cost of products sold	$ (2,453)	$ (266)
Foreign exchange contracts			Net sales	$ (0)	$ (79)

Derivative Gains and Losses:  Gains or losses (before tax, in thousands) related to the Company’s derivative instruments for the nine months ended July 27, 2014, and July 28, 2013, were as follows:

	Gain/(Loss) Recognized in AOCL (Effective Portion) (1)(2)		Location on	Gain/(Loss) Reclassified from AOCL into Earnings (Effective Portion) (1)(2)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (3) (5)
	Nine Months Ended		Consolidated	Nine Months Ended		Nine Months Ended
Cash Flow Hedges:	July 27, 2014	July 28, 2013	Statements of Operations	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013
Commodity contracts	$ (13,854)	$ (18,382)	Cost of products sold	$ (7,144)	$ 8,148	$ 193	$ (485)

	Location on	Gain/(Loss) Recognized in Earnings (Effective Portion) (4)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (3) (6)
	Consolidated	Nine Months Ended		Nine Months Ended
Fair Value Hedges:	Statements of Operations	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013
Commodity contracts	Cost of products sold	$ (21,320)	$ 4,869	$ (209)	$ 71

	Location on	Gain/(Loss) Recognized in Earnings (2)
	Consolidated	Nine Months Ended
Derivatives Not Designated as Hedges:	Statements of Operations	July 27, 2014	July 28, 2013
Commodity contracts	Cost of products sold	$ (1,764)	$ (999)

Foreign exchange contracts	Net sales	$ (0)	$ (79)

(1)

Amounts represent gains or losses in AOCL before tax. See Note G “Accumulated Other Comprehensive Loss” or the Consolidated Statements of Comprehensive Income for the after tax impact of these gains or losses on net earnings.

(2)

During fiscal year 2013, the Company dedesignated and ceased hedge accounting for its corn futures contracts held for its hog operations. At the date of dedesignation of these hedges, losses of $2.0 million (before tax) were deferred in AOCL, with $0.2 million (before tax) remaining as of July 27, 2014. These losses will remain in AOCL until the hedged transactions occur or it is probable the hedged transactions will not occur. Gains or losses related to these contracts after the date of dedesignation have been recognized in earnings as incurred.

(3)	There were no gains or losses excluded from the assessment of hedge effectiveness during the third quarter or first nine months of fiscal years 2014 and 2013.
(4)

Amounts represent losses on commodity contracts designated as fair value hedges that were closed during the third quarter or first nine months of fiscal years 2014 or 2013, which were offset by a corresponding gain on the underlying hedged purchase commitment. Additional gains or losses related to changes in the fair value of open commodity contracts, along with the offsetting gain or loss on the hedged purchase commitment, are also marked-to-market through earnings with no impact on a net basis.

(5)	There were no gains or losses resulting from the discontinuance of cash flow hedges during the third quarter or first nine months of fiscal years 2014 and 2013.
(6)	There were no gains or losses recognized as a result of a hedged firm commitment no longer qualifying as a fair value hedge during the third quarter or first nine months of fiscal years 2014 and 2013.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of July 27, 2014, and October 27, 2013, and their level within the fair value hierarchy, are presented in the tables below.

Fair Value Measurements at July 27, 2014
(in thousands)	Fair Value at July 27, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Cash and cash equivalents (1)	$ 530,977	$ 530,977	$ -	$ -
Other trading securities (2)	117,323	39,768	77,555	-
Commodity derivatives (3)	6,013	6,013	-	-
Total Assets at Fair Value	$ 654,313	$ 576,758	$ 77,555	$ -

Liabilities at Fair Value:
Deferred compensation (2)	$ 52,761	$ 22,513	$ 30,248	$ -
Total Liabilities at Fair Value	$ 52,761	$ 22,513	$ 30,248	$ -

Fair Value Measurements at October 27, 2013
(in thousands)	Fair Value at October 27, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Cash and cash equivalents (1)	$ 434,014	$ 434,014	$ -	$ -
Other trading securities (2)	114,300	38,489	75,811	-
Commodity derivatives (3)	6,086	6,086	-	-
Total Assets at Fair Value	$ 554,400	$ 478,589	$ 75,811	$ -

Liabilities at Fair Value:
Deferred compensation (2)	$ 52,771	$ 21,257	$ 31,514	$ -
Total Liabilities at Fair Value	$ 52,771	$ 21,257	$ 31,514	$ -

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

(3)                              The Company’s commodity derivatives represent futures contracts used in its hedging or other programs to offset price fluctuations associated with purchases of corn and soybean meal, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The Company’s futures contracts for corn and soybean meal are traded on the Chicago Board of Trade, while futures contracts for lean hogs are traded on the Chicago Mercantile Exchange.  These are active markets with quoted prices available and therefore these contracts are classified as Level 1.  All derivatives are reviewed for potential credit risk and risk of nonperformance.  The Company nets the derivative assets and liabilities for each of its hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract.  The net balance for each program is included in other current assets or accounts payable, as appropriate, in the Consolidated Statements of Financial Position.  As of July 27, 2014, the Company has recognized the right to reclaim cash collateral of $60.8 million from various counterparties.  As of October 27, 2013, the Company had recognized the right to reclaim cash collateral of $35.7 million from various counterparties.

The Company’s financial assets and liabilities also include accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value.  The Company does not carry its long-term debt at fair value in its Consolidated Statements of Financial Position.  Based on borrowing rates available to the Company for long-term financing with similar terms and average maturities, the fair value of long-term debt, utilizing discounted cash flows (Level 2), was $275.0 million as of July 27, 2014, and $261.7 million as of October 27, 2013.

In accordance with the provisions of ASC 820, the Company also measures certain nonfinancial assets and liabilities at fair value that are recognized or disclosed on a nonrecurring basis (e.g. goodwill, intangible assets, and property, plant and equipment).  During the nine months ended July 27, 2014, and July 28, 2013, there were no remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

NOTE K               PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic benefit cost for pension and other post-retirement benefit plans consists of the following:

	Pension Benefits
	Three Months Ended		Nine Months Ended
(in thousands)	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013
Service cost	$6,477	$7,744	$19,457	$23,234
Interest cost	13,219	11,922	39,812	35,766
Expected return on plan assets	(20,863)	(18,286)	(62,840)	(54,858)
Amortization of prior service credit	(1,242)	(1,269)	(3,728)	(3,809)
Recognized actuarial loss	3,172	8,505	9,525	25,514
Net periodic cost	$763	$8,616	$2,226	$25,847

	Post-retirement Benefits
	Three Months Ended		Nine Months Ended
(in thousands)	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013
Service cost	$484	$612	$1,450	$1,836
Interest cost	3,785	3,693	11,356	11,081
Amortization of prior service credit	(334)	(401)	(1,002)	(999)
Recognized actuarial (gain) loss	(1)	1,982	(2)	5,807
Net periodic cost	$3,934	$5,886	$11,802	$17,725

During the third quarter of fiscal 2014, the Company made discretionary contributions of $25.6 million to fund its pension plans, compared to discretionary contributions of $22.1 million during the third quarter of fiscal 2013.

NOTE L                INCOME TAXES

The amount of unrecognized tax benefits, including interest and penalties, at July 27, 2014, recorded in other long-term liabilities was $26.0 million, of which $17.2 million would impact the Company’s effective tax rate if recognized.  The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense, with $(20) thousand and $0.3 million included in (income) expense in the third quarter and first nine months, respectively, of fiscal 2014.  The amount of accrued interest and penalties at July 27, 2014, associated with unrecognized tax benefits was $3.3 million.

The Company is regularly audited by federal and state taxing authorities.  During fiscal year 2013, the I.R.S. concluded its examination of the Company’s consolidated federal income tax returns for the fiscal years 2010 and 2011; examinations have not yet begun for more recent fiscal years.  The Company is in various stages of audit by several state taxing authorities on a variety of fiscal years, as far back as 2006.  While it is reasonably possible that one or more of these audits may be completed within the next 12 months and that the related unrecognized tax benefits may change, based on the status of the examinations it is not possible to reasonably estimate the effect of any amount of such change to previously recorded uncertain tax positions.  Over the next 12 months, the Company anticipates adopting changes to policies governing the release of unrecognized tax benefits.  The adoption of such policies will result in a decrease to unrecognized tax benefits.  However, prior to the adoption of such policies, it is not possible to reasonably estimate the effect of such a policy change on the amount of unrecognized tax benefits.

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

	Three Months Ended		Nine Months Ended
(in thousands)	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013
Sales to Unaffiliated Customers
Grocery Products	$359,549	$370,297	$1,153,099	$1,097,942
Refrigerated Foods	1,192,624	1,068,587	3,432,289	3,143,358
Jennie-O Turkey Store	382,647	367,125	1,162,472	1,142,198
Specialty Foods	216,406	240,512	629,561	720,048
International & Other	133,721	113,004	395,064	324,906
Total	$2,284,947	$2,159,525	$6,772,485	$6,428,452

Intersegment Sales
Grocery Products	$-	$-	$-	$-
Refrigerated Foods	3,451	4,654	15,798	10,393
Jennie-O Turkey Store	35,128	29,559	105,127	89,542
Specialty Foods	47	23	99	76
International & Other	-	-	-	-
Total	$38,626	$34,236	$121,024	$100,011
Intersegment elimination	(38,626)	(34,236)	(121,024)	(100,011)
Total	$-	$-	$-	$-

Net Sales
Grocery Products	$359,549	$370,297	$1,153,099	$1,097,942
Refrigerated Foods	1,196,075	1,073,241	3,448,087	3,153,751
Jennie-O Turkey Store	417,775	396,684	1,267,599	1,231,740
Specialty Foods	216,453	240,535	629,660	720,124
International & Other	133,721	113,004	395,064	324,906
Intersegment elimination	(38,626)	(34,236)	(121,024)	(100,011)
Total	$2,284,947	$2,159,525	$6,772,485	$6,428,452

Segment Operating Profit
Grocery Products	$33,781	$52,962	$145,013	$150,170
Refrigerated Foods	90,028	44,769	250,724	153,239
Jennie-O Turkey Store	64,756	45,623	177,109	156,567
Specialty Foods	17,378	23,170	57,767	72,898
International & Other	18,696	16,692	62,116	49,421
Total segment operating profit	$224,639	$183,216	$692,729	$582,295

Net interest and investment expense (income)	1,522	3,577	6,842	6,887
General corporate expense	11,174	2,833	27,242	19,228
Noncontrolling interest	1,039	270	2,765	2,720

Earnings before income taxes	$212,982	$177,076	$661,410	$558,900

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

For the third quarter of fiscal 2014, the Company reported net earnings per diluted share of $0.51, an increase of 21.4 percent compared to $0.42 per diluted share in the third quarter of fiscal 2013.  Significant factors impacting the third quarter of fiscal 2014 were:

•                  Record sales and profits, with three of the Company’s five reporting segments generating growth.

•                  Refrigerated Foods delivered a robust quarter, driven by favorable pork operating margins and growth of retail and foodservice value-added products.

•                  Profitability rose for Jennie-O Turkey Store on increased sales of value-added products along with strong commodity turkey prices.

•                  The International & Other segment delivered a solid quarter driven by strong growth in China pork foodservice sales along with the addition of the SKIPPY peanut butter business in China.

•                  Grocery Products profits decreased for the quarter, as unusually high input costs and related pricing actions taken earlier in the year negatively impacted margins.

•                  Lower results for Specialty Foods were largely due to the July 2013 expiration of the agreement allowing DCB to sell certain sugar substitutes in the foodservice trade channels.

Consolidated Results

Net earnings attributable to the Company for the third quarter of fiscal 2014 increased 21.4 percent to $138.0 million compared to $113.6 million in the same quarter of fiscal 2013.  Diluted earnings per share for the third quarter increased to $0.51 from $0.42 last year.  Net earnings attributable to the Company for the first nine months of fiscal 2014 increased 17.0 percent to $431.4 million, from $368.9 million for the first nine months of fiscal 2013.  Diluted earnings per share for the nine months were $1.60 for fiscal 2014 compared to $1.37 in fiscal 2013.

Net sales for the third quarter of fiscal 2014 increased 5.8 percent to a record $2.28 billion, versus $2.16 billion in fiscal 2013.  Tonnage decreased 1.4 percent to 1.17 billion lbs. for the third quarter compared to 1.19 billion lbs. for the same quarter of last year.  Net sales for the first nine months of fiscal 2014 increased 5.4 percent to a record $6.77 billion from $6.43 billion in fiscal 2013.  Tonnage for the first nine months decreased 0.1 percent to 3.66 billion lbs. compared to 3.67 billion lbs. in 2013.

Value-added sales growth within the Refrigerated Foods and Jennie-O Turkey Store segments drove top-line gains in the third quarter.  In addition, strong sales from the Company’s China foodservice operations along with the addition of the Mainland China SKIPPY peanut butter sales for the International & Other segment were also key drivers of the increase in third quarter sales.  The combined SKIPPY business, including the United States based business acquired at the beginning of the second quarter of fiscal 2013, contributed an incremental $104.7 million of net sales and 67.8 million lbs. for the first nine months comparison, primarily in the Grocery Products and International & Other segments.

Gross profit for the third quarter and first nine months of fiscal 2014 was $364.0 million and $1.14 billion, respectively, compared to $330.3 million and $1.03 billion for the same periods last year.  Gross profit as a percentage of net sales for the third quarter and first nine months of fiscal 2014 was 15.9 percent and 16.9 percent, respectively, versus 15.3 percent and 16.0 percent for the comparable periods in the prior year.  Favorable margins in the Refrigerated Foods, Jennie-O Turkey Store, and International & Other segments more than offset lower margins in the Grocery Products and Specialty Foods segments.  Beneficial pork operating margins and growth of retail and foodservice value-added products within the Refrigerated Foods segment drove overall profit gains.  Additionally, value-added sales growth, strong turkey commodity pricing, and favorable grain input costs benefitted Jennie-O Turkey Store, and strong China foodservice sales for the International & Other segment further enhanced margin gains.  The additional margins from the China based SKIPPY sales also boosted margins for the International & Other segment.  Unusually high beef, pork, chicken, and avocado costs negatively impacted margins and drove lower results in the Grocery Products segment.  The Specialty Foods segment delivered lower margins while continuing to rebuild its product portfolio following the expiration of the agreement allowing DCB to sell certain sugar substitutes into foodservice trade channels.  Additionally, shipping and handling expenses rose in four of the Company’s five segments for the first nine months of fiscal 2014.

Entering the fourth quarter, the Company expects elevated meat input costs to continue to squeeze margins on certain value-added products, especially in the Grocery Products segment.  Pork operating margins are anticipated to remain seasonably positive as hog costs begin to moderate with better supply, but difficult comparisons to last year will minimize this benefit for the Refrigerated Foods segment.  In addition, the Jennie-O Turkey Store segment is expected to finish the year strong with value-added sales growth, continued high turkey commodity prices, and beneficial grain markets.  Specialty Foods has lapped the expiration of its sugar substitute contract and should return to year-over-year growth in the fourth quarter.  Results from newly acquired CytoSport Holdings will also be included in the fourth quarter, increasing revenues for the segment, but not materially impacting earnings net of acquisition closing costs.   Continued growth in the International & Other segment led by the Company’s China operations and the SKIPPY peanut butter export business will be partially offset by high U.S. meat input costs, impacting exports.

Selling, general and administrative expenses for the third quarter and nine months of fiscal 2014 were $153.0 million and $485.0 million, respectively, compared to $151.0 million and $479.9 million last year.  Selling, general and administrative expenses as a percentage of net sales was 6.7 percent and 7.2 percent for the third quarter and first nine months of fiscal 2014, respectively, compared to 7.0 percent and 7.5 percent for the comparable periods of the prior year.  For the third quarter, corporate expenses were higher reflecting a bad debt write-off and increased employee-related expenses.  Higher advertising and marketing expenses for the first nine months contributed to the increase in the current year.  The increase was a result of the ongoing “Make the Switch” advertising campaign for Jennie-O Turkey Store and advertising for the SPAM family of products.  The Company expects selling, general and administrative expenses to be approximately 7.1 to 7.3 percent of net sales for the full year in fiscal 2014.

Equity in earnings of affiliates was $3.5 million and $11.9 million for the third quarter and first nine months of fiscal 2014, respectively, compared to $1.3 million and $18.4 million last year.  The increase for the third quarter is largely due to the improved performance at our MegaMex Foods joint venture.

The effective tax rate for the third quarter and first nine months of fiscal 2014 was 34.7 and 34.4 percent, respectively, compared to 35.7 and 33.5 percent for the comparable quarter and first nine months of fiscal 2013.  The 2014 third quarter rate was lower due to net favorable provision to return changes in estimates upon filing the 2013 income tax returns relative to the prior year.  The rate for the first nine months of fiscal 2014 is higher predominantly due to state income taxes.  The Company expects a full-year effective tax rate of approximately 34.5 percent for fiscal 2014.

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

	Three Months Ended			Nine Months Ended
(in thousands)	July 27, 2014	July 28, 2013	% Change	July 27, 2014	July 28, 2013	% Change
Net Sales
Grocery Products	$359,549	$370,297	(2.9)	$1,153,099	$1,097,942	5.0
Refrigerated Foods	1,192,624	1,068,587	11.6	3,432,289	3,143,358	9.2
Jennie-O Turkey Store	382,647	367,125	4.2	1,162,472	1,142,198	1.8
Specialty Foods	216,406	240,512	(10.0)	629,561	720,048	(12.6)
International & Other	133,721	113,004	18.3	395,064	324,906	21.6
Total	$2,284,947	$2,159,525	5.8	$6,772,485	$6,428,452	5.4

Segment Operating Profit
Grocery Products	$33,781	$52,962	(36.2)	$145,013	$150,170	(3.4)
Refrigerated Foods	90,028	44,769	101.1	250,724	153,239	63.6
Jennie-O Turkey Store	64,756	45,623	41.9	177,109	156,567	13.1
Specialty Foods	17,378	23,170	(25.0)	57,767	72,898	(20.8)
International & Other	18,696	16,692	12.0	62,116	49,421	25.7

Total segment operating profit	$224,639	$183,216	22.6	$692,729	$582,295	19.0
Net interest and investment expense (income)	1,522	3,577	(57.5)	6,842	6,887	(0.7)
General corporate expense	11,174	2,833	294.4	27,242	19,228	41.7
Noncontrolling interest	1,039	270	284.8	2,765	2,720	1.7

Earnings before income taxes	$212,982	$177,076	20.3	$661,410	$558,900	18.3

Grocery Products

The Grocery Products segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market.  This segment also includes the results from the Company’s MegaMex Foods joint venture.

Grocery Products net sales decreased 2.9 percent and increased 5.0 percent for the third quarter and nine months of fiscal 2014, respectively, compared to the same fiscal 2013 periods.  Tonnage decreased 3.5 percent for the third quarter and increased 6.5 percent for the first nine months compared to the prior year.  The comparative results for the first nine months reflect the addition of the SKIPPY peanut butter business acquired at the beginning of the second quarter of fiscal 2013.  This business contributed an incremental $73.3 million of net sales and 49.1 million lbs. to the top-line results for the first nine months.

Top-line performance for Grocery Products in the third quarter was negatively impacted by the price increases taken earlier in the year to offset rising input costs.  Lower sales were observed for the SPAM family of products, Hormel chili and hash, Hormel Compleats line of microwave meals, and Dinty Moore stew.  These offset sales gains in Hormel bacon toppings and the Herdez line of salsas and sauces within our MegaMex Foods joint venture, with volume growth also enjoyed from SKIPPY peanut butter.

Segment profit for Grocery Products decreased 36.2 percent for the third quarter and decreased 3.4 percent for the first nine months compared to fiscal 2013.  Profit results for the third quarter were challenged by higher pork and beef input costs, along with higher avocado costs.  In addition, transaction and transition costs related to the SKIPPY acquisition in fiscal 2013 impacted last years’ results and the year-over-year profit comparisons for the first nine months of fiscal 2014.  Equity in earnings from the Company’s MegaMex Foods joint venture exceeded last year as last year’s results were negatively impacted by a higher incentive expense on the Fresherized Foods acquisition.

The Company anticipates continued margin pressures for Grocery Products entering the fourth quarter.  Pricing actions taken earlier in the year will partially offset these cost pressures.  During the back-to-school season this fall, the Company will build on the momentum of the SKIPPY peanut butter brand with national advertising after many years off air.

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

Net sales for the Refrigerated Foods segment increased 11.6 percent and 9.2 percent, respectively, for the third quarter and first nine months of fiscal 2014, compared to the same periods of fiscal 2013.  Tonnage increased 0.2 percent for the third quarter and decreased 0.4 percent for the first nine months compared to the prior year.  On the retail side, sales gains within the Meat Products business unit were led by sales of Black Label bacon, Hormel REV snack wraps, and Lloyd’s ribs.  Within the Foodservice business unit, sales of Hormel Fire Braised meats and Hormel fully cooked sausage experienced gains for the quarter.  Sales results were further enhanced with sales of the new Hormel Bacon 1 fully cooked bacon in the quarter.  Continued internal utilization of raw materials in the Company’s value-added products along with higher pricing on key retail items to mitigate margin exposure impacted volume comparisons.  In addition, the number of hogs through the Company’s harvest facilities was reduced in the third quarter as the Company adjusted harvest schedules in response to the impact of the Porcine Epidemic Diarrhea Virus (PEDv) on hog supply.

Segment profit for Refrigerated Foods increased 101.1 percent and 63.6 percent for the third quarter and first nine months of fiscal 2014, respectively, compared to the prior year.  The large increase was driven by beneficial pork operating margins, which were stronger than expected, and growth of retail and foodservice value-added sales.

The Company expects pork operating margins to remain seasonably positive going into the fourth quarter, as hog costs begin to moderate with better supply, but difficult comparisons to last year will minimize this benefit for the Refrigerated Foods segment.  Volume through the Company’s harvest facilities has returned to a normalized schedule and will continue through the remainder of the fiscal year.  The Company launched distribution in the third quarter of Hormel REV a.m. breakfast wraps, which are expected to enhance sales in the fourth quarter.

Jennie-O Turkey Store

The Jennie-O Turkey Store (JOTS) segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for retail, foodservice, and fresh product customers.

JOTS net sales increased 4.2 percent and 1.8 percent for the third quarter and first nine months of fiscal 2014, respectively, versus the comparable periods of fiscal 2013.  Tonnage decreased 2.2 percent and 2.5 percent, respectively for the third quarter and first nine months, compared to prior year results.  Value-added sales growth was led by retail sales of Jennie-O Turkey Store ground turkey items, which continued to benefit from  the “Make the Switch” advertising campaign featuring turkey tacos.  High turkey commodity prices more than offset lower volumes driven by the timing of whole bird sales in the retail channel.

Segment profit for JOTS increased 41.9 percent and 13.1 percent, respectively, for the third quarter and first nine months of fiscal 2014, compared to the prior year.  Improved segment profit was driven by value-added sales growth, strong turkey commodity pricing, and improved operational efficiencies.  The last of the flocks impacted by the harsh winter weather and elevated fuel costs moved through the system during the third quarter.

The Company expects JOTS to finish the year strong with value-added sales growth, continued high turkey commodity prices, and beneficial grain markets.

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

Specialty Foods net sales decreased 10.0 percent for the third quarter and 12.6 percent for the first nine months of fiscal 2014, compared to the same periods of fiscal 2013.  Tonnage decreased 8.9 percent for the third quarter and 10.9 percent for the first nine months compared to the prior year.  Continued sales declines were driven by the expiration of the agreement allowing DCB to sell certain sugar substitutes into foodservice trade channels in addition to softer ready-to-drink sales at CFI.  These declines were partially offset by strong sales of nutritional products at CFI along with stronger ingredient and canned meat sales from HSP.

Specialty Foods segment profit decreased 25.0 percent in the third quarter and 20.8 percent for the first nine months, compared to fiscal 2013 results.  The shortfall was primarily driven by the expiration of the sugar substitute agreement noted above.  Stronger nutritional and blended margins along with lower shipping, handling, and SG&A expenses at DCB partially offset that decline.  In addition, HSP benefitted from lower raw material costs and the aforementioned ingredients sales gain.

The Company expects fourth quarter results for Specialty Foods to exceed last year as the loss of the sugar substitute agreement has been lapped.  The fourth quarter will include the addition of CytoSport sales, but the benefit of that business will be offset with the acquisition closing costs.

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

International & Other net sales increased 18.3 percent and 21.6 percent for the third quarter and first nine months of fiscal 2014, respectively, compared to fiscal 2013.  Robust sales for the Company’s China operations, strong pork export sales, and the addition of Mainland China SKIPPY sales were the primary drivers of the top-line results for the third quarter.  The combined SKIPPY business, including the United States based business acquired at the beginning of the second quarter of fiscal 2013, contributed an incremental $30.1 million of net sales and 17.9 million lbs. for the first nine months comparison.

Segment profit also increased, up 12.0 percent for the third quarter and 25.7 percent for the first nine months of fiscal 2014, compared to fiscal 2013 results.  The improved bottom-line results were primarily attributable to strong foodservice margins in China and higher royalty results which offset lower margins on exports of the SPAM family of products.

The Company expects continued strong results for HFI in the fourth quarter, as China results and royalties will drive performance over last year.  Additionally, China based SKIPPY sales will continue to have a positive impact on profit for the remainder of the year.  Higher input costs will continue to compress margins for the SPAM family of products and cause a challenging environment for fresh pork volumes and margins.

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

Net interest and investment expense (income) for the third quarter and first nine months of fiscal 2014 represented a net expense of $1.5 million and $6.8 million, respectively, compared to a net expense of $3.6 million and $6.9 million for the comparable quarter and nine months of fiscal 2013.  The lower net expense for the third quarter was due to improved returns on the Company’s rabbi trust for supplemental executive retirement plans.  Interest expense of $9.3 million for the first nine months of fiscal 2014 has decreased from $9.4 million in the prior year, and the Company expects interest expense to be about $12.0 to $14.0 million for the full year in fiscal 2014.

General corporate expense for the third quarter and first nine months of fiscal 2014 was $11.2 million and $27.2 million, respectively, compared to $2.8 million and $19.2 million for the comparable periods of fiscal 2013.  General corporate expense was higher during the third quarter compared to last year, with the increase primarily the result of a bad debt incurred in the third quarter along with increased employee related and medical expenses.

Net earnings attributable to the Company’s noncontrolling interests were $1.0 million and $2.8 million for the third quarter and first nine months of fiscal 2014, respectively, compared to $0.3 million and $2.7 million for the comparable periods of fiscal 2013.  The increased earnings for the third quarter reflects higher overall results from the Company’s noncontrolling interests.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions that was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 27, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $531.0 million at the end of the third quarter of fiscal year 2014 compared to $329.5 million at the end of the comparable fiscal 2013 period.

Cash provided by operating activities was $394.4 million in the first nine months of fiscal 2014 compared to $428.8 million in the same period of fiscal 2013.  Unfavorable overall changes in working capital balances primarily due to the overall impact of imput values on inventory, compared to the prior year largely generated the decrease.  Additionally, the Company made a discretionary contribution of $25.6 million in the third quarter of fiscal 2014 to fund its pension plans, compared to a contribution of $22.1 million in the third quarter of fiscal 2013.

Cash used in investing activities was $144.2 million in the first nine months of fiscal 2014, compared to $654.9 million in the same period of fiscal 2013.  The first nine months of fiscal 2014 included $41.9 million used to purchase the China based SKIPPY peanut butter business in Weifang, China from Unilever United States Inc.  The much larger use of cash in the first nine months of 2013 included $663.1 million of preliminary acquisition costs for the United States based SKIPPY peanut butter business.  In anticipation of that purchase in the prior year, the Company liquidated its marketable securities portfolio at the end of the first quarter of fiscal 2013, which generated $77.6 million in cash.  Capital expenditures in the first nine months of fiscal 2014 have increased to $111.8 million from $106.8 million in the comparable nine months of fiscal 2013.  The Company currently estimates its fiscal 2014 capital expenditures will be approximately $150.0 million.

Cash used in financing activities was $152.1 million in the first nine months of fiscal 2014 compared to $126.9 million in the same period of fiscal 2013.  The Company used $28.1 million for common stock repurchases in the first nine months of fiscal 2014, compared to $45.7 million in the same period of the prior year.  For additional information pertaining to the Company’s share repurchase plans or programs, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Cash dividends paid to the Company’s shareholders also continue to be an ongoing financing activity for the Company.  Dividends paid in the first nine months of fiscal 2014 were $150.4 million compared to $129.4 million in the comparable period of fiscal 2013.  For fiscal 2014, the annual dividend rate was increased to $0.80 per share, representing the 48th consecutive annual dividend increase.  The Company has paid dividends for 344 consecutive quarters and expects to continue doing so.

The Company is required, by certain covenants in its debt agreements, to maintain specified levels of financial ratios and financial position.  At the end of the third quarter of fiscal 2014, the Company was in compliance with all of these debt covenants.

Cash flows from operating activities continue to provide the Company with its principal source of liquidity.  The Company does not anticipate a significant risk to cash flows from this source in the foreseeable future because the Company operates in a relatively stable industry and has strong brands across many product lines.

Maximizing the value returned to shareholders through dividend payments remains a priority for in fiscal 2014.  A strong balance sheet continues to leave the Company well positioned to take advantage of strategic acquisition opportunities.  Capital spending to enhance and expand current operations is also expected to continue throughout the remainder of the fiscal year.

Contractual Obligations and Commercial Commitments

The Company records income taxes in accordance with the provisions of ASC 740, Income Taxes.  The Company is unable to determine its contractual obligations by year related to this pronouncement, as the ultimate amount or timing of settlement of its reserves for income taxes cannot be reasonably estimated.  The total liability for unrecognized tax benefits, including interest and penalties, at July 27, 2014, was $26.0 million.

There have been no other material changes to the information regarding the Company’s future contractual financial obligations that was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 27, 2013.

Off-Balance Sheet Arrangements

As of July 27, 2014, and October 27, 2013, the Company had $41.7 million and $42.6 million, respectively, of standby letters of credit issued on its behalf.  The standby letters of credit are primarily related to the Company’s self-insured worker’s compensation programs.  However, that amount also includes $3.5 million of revocable standby letters of credit for obligations of an affiliated party that may arise under worker’s compensation claims.  Letters of credit are not reflected in the Company’s Consolidated Statements of Financial Position.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Hog Markets:  The Company’s earnings are affected by fluctuations in the live hog market.  To minimize the impact on earnings, and to ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 10 years.  Purchased hogs under contract accounted for 95 percent and 98 percent of the total hogs purchased by the Company during the first nine months of fiscal 2014 and 2013, respectively.  The majority of these contracts use market-based formulas based on hog futures, hog primal values, or industry reported hog markets.  Other contracts use a formula based on the cost of production, which can fluctuate independently from hog markets.  Under normal, long-term market conditions, changes in the cash hog market are offset by proportional changes in primal values.  Therefore, a hypothetical 10 percent change in the cash hog market would have had an immaterial effect on the Company’s results of operations.

Certain procurement contracts allow for future hog deliveries (firm commitments) to be forward priced.  The Company generally hedges these firm commitments by using hog futures contracts.  These futures contracts are designated and accounted for as fair value hedges.  The change in the market value of such futures contracts is highly effective at offsetting changes in price movements of the hedged item, and the Company evaluates the effectiveness of the contracts on a regular basis.  Changes in the fair value of the futures contracts, along with the gain or loss on the firm commitment, are marked-to-market through earnings and are recorded on the Consolidated Statements of Financial Position as a current asset and liability, respectively.  The fair value of the Company’s open futures contracts as of July 27, 2014, was $(7.4) million compared to $(10.9) million as of October 27, 2013.

The Company measures its market risk exposure on its hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in market prices.  A 10 percent increase in market prices would have negatively impacted the fair value of the Company’s July 27, 2014, open contracts by $7.3 million, which in turn would lower the Company’s future cost of purchased hogs by a similar amount.

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

To reduce the Company’s exposure to changes in grain prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future direct grain purchases.  This program currently utilizes corn futures for JOTS, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value with an unrealized loss of $(14.3) million, before tax, on the Consolidated Statements of Financial Position as of July 27, 2014, compared to an unrealized loss of $(6.3) million, before tax, as of October 27, 2013.

The Company measures its market risk exposure on its grain futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain.  A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s July 27, 2014, open grain contracts by $6.8 million, which in turn would lower the Company’s future cost on purchased grain by a similar amount.

Long-Term Debt:  A principal market risk affecting the Company is the exposure to changes in interest rates on the Company’s fixed-rate, long-term debt.  Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $4.3 million.  The fair value of the Company’s long-term debt was estimated using discounted future cash flows based on the Company’s incremental borrowing rate for similar types of borrowing arrangements.

Investments:  The Company holds trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans.  As of July 27, 2014, the balance of these securities totaled $117.3 million.  A majority of these securities represent fixed income funds.  The Company is subject to market risk due to fluctuations in the value of the remaining investments, as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis.  A 10 percent decline in the value of the investments not held in fixed income funds would have a direct negative impact to the Company’s pretax earnings of approximately $4.0 million, while a 10 percent increase in value would have a positive impact of the same amount.

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

(b)               Internal Controls.

During the third quarter of fiscal year 2014, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Fluctuations in commodity prices of pork, poultry, feed ingredients, avocados, peanuts, and whey could harm the Company’s earnings.

The Company’s results of operations and financial condition are largely dependent upon the cost and supply of pork, poultry, feed grains, avocados, peanuts, and whey as well as the selling prices for many of our products, which are determined by constantly changing market forces of supply and demand.

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

The Company is subject to risks associated with the outbreak of disease in pork and beef livestock, and poultry flocks, including Bovine Spongiform Encephalopathy (BSE), pneumo-virus, Porcine Circovirus 2 (PCV2), Porcine Reproduction & Respiratory Syndrome (PRRS), Foot-and-Mouth Disease (FMD), Porcine Epidemic Diarrhea Virus (PEDv), and Avian Influenza.  The outbreak of disease could adversely affect the Company’s supply of raw materials, increase the cost of production, reduce utilization of the Company’s harvest facilities, and reduce operating margins.  Additionally, the outbreak of disease may hinder the Company’s ability to market and sell products both domestically and internationally.  Most recently, the PED virus has impacted the Company’s internal farm operations and several of the Company’s independent hog suppliers.  The spread of PEDv in the industry continues to be a concern and reduced the number of hogs through the Company’s harvest facilities in the third quarter of the year.  The Company has developed business continuity plans for various disease scenarios and will continue to update these plans as necessary.  There can be no assurance given, however, that these plans will be effective in eliminating the negative effects of any such diseases on the Company’s operating results.

Market demand for the Company’s products may fluctuate.

The Company faces competition from producers of alternative meats and protein sources, including pork, beef, turkey, chicken, fish, peanut butter, and whey.  The bases on which the Company competes include:

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

The Company has made several acquisitions in recent years, most recently the acquisition of CytoSport Holdings, Inc., and regularly reviews opportunities for strategic growth through acquisitions.  Potential risks associated with acquisitions include the inability to integrate new operations successfully, the diversion of management’s attention from other business concerns, the potential loss of key employees and customers of the acquired companies, the possible assumption of unknown liabilities, potential disputes with the sellers, potential impairment charges if purchase assumptions are not achieved or market conditions decline, and the inherent risks in entering markets or lines of business in which the Company has limited or no prior experience.  Any or all of these risks could impact the Company’s financial results and business reputation.  In addition, acquisitions outside the United States may present unique challenges and increase the Company’s exposure to the risks associated with foreign operations.

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

As of July 27, 2014, the Company had approximately 20,200 employees worldwide, of which approximately 5,500 were represented by U.S. labor unions, principally the United Food and Commercial Workers’ Union.  A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities or contracted hog processing facilities that results in work slowdowns or stoppages could harm the Company’s financial results.  The union contract at the Company’s facility in San Leandro, California will expire during fiscal 2014 and negotiations have not yet been initiated.  This contract covers 102 employees.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the Third Quarter of Fiscal 2014

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [2]
April 28, 2014 – June 1, 2014	26,500	$46.93	26,500	9,093,600
June 2, 2014 – June 29, 2014	180,009	48.91	180,000	8,913,600
June 30, 2014 – July 27, 2014	60,009	48.24	60,000	8,853,600
Total	266,518	$48.56	266,500

1The 18 shares repurchased during the third quarter, other than through publicly announced plans or programs, represent purchases for a Company employee award program.

2On January 31, 2013, the Company announced that its Board of Directors had authorized the repurchase of 10,000,000 shares of its common stock with no expiration date.  The repurchase program was authorized at a meeting of the Company’s Board of Directors on January 29, 2013.

Item 6.  Exhibits

2.1

Agreement and Plan of Merger between Hormel Foods Corporation, Mustang Merger Sub Inc., CytoSport Holdings, Inc., and Shareholder Representative Services LLC dated as of June 30, 2014 (Exhibits identified in the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished to the Commission upon request.)

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

HORMEL FOODS CORPORATION
(Registrant)

Date: September 5, 2014	By	/s/ JODY H. FERAGEN
JODY H. FERAGEN
Executive Vice President, Chief Financial Officer, and Director
(Principal Financial Officer)

Date: September 5, 2014	By	/s/ JAMES N. SHEEHAN
JAMES N. SHEEHAN
Vice President and Controller
(Principal Accounting Officer)