Form 10-Q
period 2015-01-25
HORMEL FOODS CORP /DE/
filed 2015-03-06
CIK 48465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 25, 2015

or

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

Large accelerated filer X	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes   X  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2015
Common Stock	$.0293 par value	264,067,446
Common Stock Non-Voting	$.01 par value	-0-

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except share and per share amounts)

	January 25,	October 26,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$527,097	$334,174
Accounts receivable	578,238	609,526
Inventories	1,016,788	1,054,552
Income taxes receivable	-	25,678
Deferred income taxes	86,853	86,853
Prepaid expenses	29,534	15,250
Other current assets	7,821	6,738
TOTAL CURRENT ASSETS	2,246,331	2,132,771

GOODWILL	1,225,449	1,226,406

OTHER INTANGIBLES	552,820	554,890

PENSION ASSETS	134,876	130,284

INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	255,777	264,451

OTHER ASSETS	147,133	145,050

PROPERTY, PLANT AND EQUIPMENT
Land	61,813	61,809
Buildings	810,674	803,722
Equipment	1,644,200	1,597,044
Construction in progress	73,153	119,657
	2,589,840	2,582,232
Less allowance for depreciation	(1,592,603)	(1,580,465)
	997,237	1,001,767

TOTAL ASSETS	$5,559,623	$5,455,619

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except share and per share amounts)

	January 25,	October 26,
	2015	2014
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$407,419	$484,042
Accrued expenses	96,453	76,836
Accrued workers compensation	37,622	35,406
Accrued marketing expenses	117,992	89,561
Employee related expenses	147,730	209,874
Taxes payable	61,020	5,507
Interest and dividends payable	69,068	53,466
TOTAL CURRENT LIABILITIES	937,304	954,692

LONG-TERM DEBT–less current maturities	250,000	250,000

PENSION AND POST-RETIREMENT BENEFITS	504,649	502,693

OTHER LONG-TERM LIABILITIES	105,491	112,176

DEFERRED INCOME TAXES	29,863	24,002

SHAREHOLDERS’ INVESTMENT
Preferred stock, par value $.01 a share–
authorized 160,000,000 shares; issued–none
Common stock, non-voting, par value $.01
a share–authorized 400,000,000 shares; issued–none
Common stock, par value $.0293 a share–
authorized 800,000,000 shares;
issued 263,772,397 shares January 25, 2015
issued 263,613,201 shares October 26, 2014	7,729	7,724
Additional paid-in capital	7,550	-
Accumulated other comprehensive loss	(200,037)	(207,700)
Retained earnings	3,911,548	3,805,654
HORMEL FOODS CORPORATION SHAREHOLDERS’ INVESTMENT	3,726,790	3,605,678
NONCONTROLLING INTEREST	5,526	6,378
TOTAL SHAREHOLDERS’ INVESTMENT	3,732,316	3,612,056

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$5,559,623	$5,455,619

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	January 25, 2015	January 26, 2014

Net sales	$2,395,073	$2,242,672
Cost of products sold	1,950,468	1,844,030
GROSS PROFIT	444,605	398,642

Selling, general and administrative	180,299	166,189

Equity in earnings of affiliates	1,660	4,739

OPERATING INCOME	265,966	237,192

Other income and expense:
Interest and investment income	1,149	1,173
Interest expense	(3,078)	(3,094)

EARNINGS BEFORE INCOME TAXES	264,037	235,271

Provision for income taxes	91,607	80,813

NET EARNINGS	172,430	154,458
Less: Net earnings attributable to noncontrolling interest	712	1,110
NET EARNINGS ATTRIBUTABLE TO HORMEL FOODS CORPORATION	$171,718	$153,348

NET EARNINGS PER SHARE:
BASIC	$0.65	$0.58
DILUTED	$0.64	$0.57

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	263,676	263,752
DILUTED	270,061	270,224

DIVIDENDS DECLARED PER SHARE:	$0.25	$0.20

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended
	January 25, 2015	January 26, 2014

NET EARNINGS	$172,430	$154,458
Other comprehensive income (loss), net of tax:
Foreign currency translation	777	(2,291)
Pension and other benefits	1,897	1,019
Deferred hedging	5,006	(472)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	7,680	(1,744)
COMPREHENSIVE INCOME	180,110	152,714
Less: Comprehensive income attributable to noncontrolling interest	729	1,138
COMPREHENSIVE INCOME ATTRIBUTABLE TO HORMEL FOODS CORPORATION	$179,381	$151,576

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT

(in thousands, except per share amounts)

(Unaudited)

	Hormel Foods Corporation Shareholders
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment

Balance at October 27, 2013	$7,725	$-	$-	$3,452,529	$(149,214)	$5,539	$3,316,579

Net earnings				602,677		3,349	606,026
Other comprehensive loss					(58,486)	(10)	(58,496)
Purchases of common stock		(58,937)					(58,937)
Stock-based compensation expense	1		14,392				14,393
Exercise of stock options/nonvested shares	35		6,068				6,103
Shares retired	(37)	58,937	(20,460)	(38,440)			-
Distribution to noncontrolling interest						(2,500)	(2,500)
Declared cash dividends –$.80 per share				(211,112)			(211,112)
Balance at October 26, 2014	$7,724	$-	$-	$3,805,654	$(207,700)	$6,378	$3,612,056

Net earnings				171,718		712	172,430
Other comprehensive income					7,663	17	7,680
Stock-based compensation expense			5,524				5,524
Exercise of stock options/nonvested shares	5		2,026				2,031
Distribution to noncontrolling interest						(1,581)	(1,581)
Declared cash dividends –$.25 per share				(65,824)			(65,824)
Balance at January 25, 2015	$7,729	$-	$7,550	$3,911,548	$(200,037)	$5,526	$3,732,316

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	January 25, 2015	January 26, 2014
OPERATING ACTIVITIES
Net earnings	$172,430	$154,458
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	30,720	29,429
Amortization of intangibles	2,039	2,331
Equity in earnings of affiliates, net of dividends	(1,639)	5,285
Provision for deferred income taxes	1,161	428
Gain on property/equipment sales and plant facilities	(5,117)	(369)
Non-cash investment activities	(1,068)	(135)
Stock-based compensation expense	5,524	4,957
Excess tax benefit from stock-based compensation	(2,963)	(4,111)
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	31,288	46,476
Decrease in inventories	36,824	46,161
Decrease (increase) in prepaid expenses and other current assets	18,354	(4,297)
Increase in pension and post-retirement benefits	327	1,234
(Decrease) increase in accounts payable and accrued expenses	(39,944)	32,445
Other	(1,434)	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	246,502	314,292

INVESTING ACTIVITIES
Acquisitions of businesses/intangibles	-	(41,401)
Purchases of property/equipment	(27,674)	(37,038)
Proceeds from sales of property/equipment	9,931	4,278
Decrease in investments, equity in affiliates, and other assets	14,932	4,028
NET CASH USED IN INVESTING ACTIVITIES	(2,811)	(70,133)

FINANCING ACTIVITIES
Dividends paid on common stock	(52,801)	(44,833)
Proceeds from exercise of stock options	2,057	3,437
Excess tax benefit from stock-based compensation	2,963	4,111
Distribution to noncontrolling interest	(1,581)	-
NET CASH USED IN FINANCING ACTIVITIES	(49,362)	(37,285)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,406)	(1,044)
INCREASE IN CASH AND CASH EQUIVALENTS	192,923	205,830
Cash and cash equivalents at beginning of year	334,174	434,014
CASH AND CASH EQUIVALENTS AT END OF QUARTER	$527,097	$639,844

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A                                               GENERAL

Basis of Presentation

The accompanying unaudited consolidated financial statements of Hormel Foods Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year.  The balance sheet at October 26, 2014, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 26, 2014.

Investments

The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans, which is included in other assets on the Consolidated Statements of Financial Position.  The securities held by the trust are classified as trading securities.  Therefore, unrealized gains and losses associated with these investments are included in the Company’s earnings.  Securities held by the trust generated a gain of $1.5 million for the quarter ended January 25, 2015, compared to a gain of $0.5 million for the quarter ended January 26, 2014.  The Company has transitioned the majority of this portfolio to more fixed return investments to reduce the exposure to volatility in equity markets.

Supplemental Cash Flow Information

Non-cash investment activities presented on the Consolidated Statements of Cash Flows generally consist of unrealized gains or losses on the Company’s rabbi trust, amortization of affordable housing investments, and amortization of bond financing costs.  The noted investments are included in other assets on the Consolidated Statements of Financial Position.  Changes in the value of these investments are included in the Company’s net earnings and are presented in the Consolidated Statements of Operations as either interest and investment income (loss) or interest expense, as appropriate.

Guarantees

The Company enters into various agreements guaranteeing specified obligations of affiliated parties.  The Company’s guarantees either terminate in one year or remain in place until such time as the Company revokes the agreement.  The Company currently provides revocable standby letters of credit totaling $3.5 million to guarantee obligations that may arise under worker compensation claims of an affiliated party.  This potential obligation is not reflected in the Company’s Consolidated Statements of Financial Position.

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

In May 2014, the FASB issued ASC 606, Revenue from Contracts with Customers.  This topic converges the guidance within U.S. generally accepted accounting principles and international financial reporting standards and supersedes ASC 605, Revenue Recognition.  The new standard requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services.  The new standard will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements.  The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period, and early application is not permitted.  Accordingly, the Company plans to adopt the provisions of this new accounting standard at the beginning of fiscal year 2018, and is currently assessing the impact on its consolidated financial statements.

NOTE B                                               ACQUISITIONS

On August 11, 2014, the Company acquired CytoSport Holdings, Inc. (CytoSport) of Benicia, California for a preliminary purchase price of $424.3 million in cash.  The purchase price is preliminary pending final working capital and other purchase accounting adjustments, and was funded by the Company with cash on hand and by utilizing funds from its revolving line of credit.  The agreement provides for a potential additional payment of up to $20.0 million subject to meeting specific financial performance criteria over the next two years.  The Company has recognized $10.3 million related to this potential payment as of January 25, 2015, based on the current estimated fair value determined by an independent appraisal.

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

(in thousands)
Accounts receivable	$37,541
Inventory	62,246
Prepaid and other assets	3,133
Property, plant and equipment	8,119
Intangible assets	183,607
Goodwill	263,829
Current liabilities	(52,298)
Long-term liabilities	(25,182)
Deferred taxes	(56,667)
Purchase price	$424,328

The liabilities shown above include $15.0 million representing potential payments owed under a supplier agreement, which are contingent on future production levels.

Goodwill is calculated as the excess of the purchase price over the fair value of the net assets recognized.  The goodwill recorded as part of the acquisition primarily reflects the value of the assembled workforce, manufacturing synergies, and the potential to expand presence in alternate channels.  The goodwill balance is not expected to be deductible for income tax purposes. The goodwill and intangible assets have been allocated to the Specialty Foods and International & Other reporting segments.

Operating results for this acquisition have been included in the Company’s Consolidated Statements of Operations from the date of acquisition and are reflected in the Specialty Foods and International & Other reporting segments.  The acquisition contributed $64.2 million of net sales for the first quarter of fiscal 2015.  CytoSport is the maker of Muscle Milk® products and is a leading provider of premium protein products in the sports nutrition category.  CytoSport’s brands align with the Company’s focus on protein while further diversifying the Company’s portfolio.

On November 26, 2013, the Company acquired the China based SKIPPY peanut butter business from Conopco, Inc. (doing business as Unilever United States Inc.), of Englewood Cliffs, N.J. for a final purchase price of $41.9 million in cash.  This acquisition includes the Weifang, China manufacturing facility and all sales in Mainland China.  The purchase price was funded by the Company with cash on hand.

Operating results for this acquisition have been included in the Company’s Consolidated Statements of Operations from the date of acquisition and are reflected in the International & Other reporting segment.  The acquisition contributed an incremental $5.9 million of net sales for the first quarter of fiscal 2015.

SKIPPY is a well-established brand that allows the Company to expand its presence in the center of the store with a non-meat protein product and reinforces the Company’s balanced product portfolio.  The acquisition also provides the opportunity to strengthen the Company’s global presence and complements the international sales strategy for the SPAM family of products.

Pro forma results of operations are not presented, as no acquisition in fiscal years 2015 or 2014 was considered material, individually or in the aggregate, to the consolidated Company.

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

A reconciliation of the number of options outstanding and exercisable (in thousands) as of January 25, 2015, and changes during the quarter then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at October 26, 2014	17,402	$24.61
Granted	1,169	52.76
Exercised	285	19.69
Outstanding at January 25, 2015	18,286	$26.49	5.4 years	$ 491,242
Exercisable at January 25, 2015	13,740	$21.99	4.4 years	$ 430,900

The weighted-average grant date fair value of stock options granted and the total intrinsic value of options exercised (in thousands) during the first quarter of fiscal years 2015 and 2014 are as follows:

	Three Months Ended
	January 25, 2015	January 26, 2014
Weighted-average grant date fair value	$ 10.08	$9.89
Intrinsic value of exercised options	$ 9,192	$13,402

The fair value of each option award is calculated on the date of grant using the Black-Scholes valuation model utilizing the following weighted-average assumptions:

	Three Months Ended
	January 25, 2015	January 26, 2014
Risk-free interest rate	2.2%	2.5%
Dividend yield	1.9%	1.7%
Stock price volatility	19.0%	20.0%
Expected option life	8 years	8 years

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

The Company’s nonvested shares granted on or before September 26, 2010, vest after five years or upon retirement.  Nonvested shares granted between September 27, 2010, and July 27, 2014, vest after one year.  Nonvested shares granted on or after July 28, 2014, vest on the earlier of the day before the Company’s next annual meeting date or one year.  There were no changes to the balance of nonvested shares during the first quarter, with 70 thousand shares outstanding at a weighted-average grant date fair value of $33.58 as of January 25, 2015.  No shares vested during the first quarter of fiscal year 2015 or fiscal year 2014.

Stock-based compensation expense, along with the related income tax benefit, for the first quarter of fiscal years 2015 and 2014 is presented in the table below.

Three Months Ended
(in thousands)	January 25, 2015	January 26, 2014
Stock-based compensation expense recognized	$ 5,524	$ 4,957
Income tax benefit recognized	2,097	1,884
After-tax stock-based compensation expense	$ 3,427	$ 3,073

At January 25, 2015, there was $14.4 million of total unrecognized compensation expense from stock-based compensation arrangements granted under the plans.  This compensation is expected to be recognized over a weighted-average period of approximately 3.1 years.  During the quarter ended January 25, 2015, cash received from stock option exercises was $2.1 million compared to $3.4 million for the quarter ended January 26, 2014.  The total tax benefit to be realized for tax deductions from these option exercises for the quarter ended January 25, 2015, was $3.5 million compared to $5.1 million in the comparable quarter of fiscal 2014.

Shares issued for option exercises and nonvested shares may be either authorized but unissued shares, or shares of treasury stock acquired in the open market or otherwise.

NOTE D                GOODWILL AND INTANGIBLE ASSETS

The carrying amounts of goodwill for the quarter ended January 25, 2015, are presented in the table below.  The reduction during the first quarter is entirely due to the sale of an immaterial product line.

(in thousands)	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	International & Other	Total
Balance as of October 26, 2014	$322,942	$96,643	$203,214	$470,857	$132,750	$1,226,406

Disposal	(521)	(435)	-	-	(1)	(957)
Balance as of January 25, 2015	$322,421	$96,208	$203,214	$470,857	$132,749	$1,225,449

The gross carrying amount and accumulated amortization for definite-lived intangible assets are presented in the table below.

	January 25, 2015		October 26, 2014
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists/relationships	$58,090	$(11,135)	$67,540	$(19,336)
Proprietary software & technology	14,820	(13,902)	14,820	(13,542)
Formulas & recipes	13,540	(12,064)	17,854	(15,955)
Other intangibles	1,770	(1,565)	4,746	(4,503)
Total	$88,220	$(38,666)	$104,960	$(53,336)

Amortization expense was $2.1 million for the quarter ended January 25, 2015, compared to $2.3 million for the quarter ended January 26, 2014.

Estimated annual amortization expense for the five fiscal years after October 26, 2014, is as follows:

(in thousands)
2015	$7,554
2016	5,591
2017	5,118
2018	4,876
2019	4,833

The carrying amounts for indefinite-lived intangible assets are presented in the table below.

(in thousands)	January 25, 2015	October 26, 2014
Brands/tradenames/trademarks	$495,282	$495,282
Other intangibles	7,984	7,984
Total	$503,266	$503,266

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

Investments in and receivables from affiliates consists of the following:

(in thousands)	Segment	% Owned	January 25, 2015	October 26, 2014
MegaMex Foods, LLC	Grocery Products	50%	$ 200,332	$ 208,221
Foreign Joint Ventures	International & Other	Various (26-50%)	55,445	56,230
Total			$ 255,777	$ 264,451

Equity in earnings of affiliates consists of the following:

Three Months Ended
(in thousands)	Segment	January 25, 2015	January 26, 2014
MegaMex Foods, LLC	Grocery Products	$ 8,057	$ 2,528
Foreign Joint Ventures	International & Other	(6,397)	2,211
Total		$ 1,660	$ 4,739

The decrease in equity in earnings in the first quarter of fiscal 2015 compared to the prior year included nonrecurring charges related to the exit from international joint venture businesses.  There were twenty-two thousand dollars of dividends received from affiliates for the three months ended January 25, 2015, compared to  $10.0 million dividends received for the three months ended January 26, 2014.

The Company recognized a basis difference of $21.3 million associated with the formation of MegaMex Foods, LLC, of which $16.8 million is remaining as of January 25, 2015.  This difference is being amortized through equity in earnings of affiliates.

NOTE F                EARNINGS PER SHARE DATA

The reported net earnings attributable to the Company were used when computing basic and diluted earnings per share.  The following table sets forth the shares used as the denominator for those computations:

	Three Months Ended
(in thousands)	January 25, 2015	January 26, 2014
Basic weighted-average shares outstanding	263,676	263,752
Dilutive potential common shares	6,385	6,472
Diluted weighted-average shares outstanding	270,061	270,224

For the three months ended January 25, 2015, and January 26, 2014, a total of 0.7 million and 0.6 million weighted- average stock options, respectively, were not included in the computation of dilutive potential common shares since their inclusion would have had an antidilutive effect on earnings per share.

NOTE G                                              ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss are as follows:

(in thousands)	Foreign Currency Translation	Pension & Other Benefits	Deferred Gain (Loss) - Hedging	Accumulated Other Comprehensive Loss
Balance at October 26, 2014	$ 7,480	$ (205,986)	$ (9,194)	$ (207,700)
Unrecognized gains:
Gross	760	11	3,663	4,434
Tax effect		(4)	(1,383)	(1,387)
Reclassification into net earnings:
Gross		3,047 (1)	4,379 (2)	7,426
Tax effect		(1,157)	(1,653)	(2,810)
Net of tax amount	760	1,897	5,006	7,663
Balance at January 25, 2015	$ 8,240	$ (204,089)	$ (4,188)	$ (200,037)

(1)                                  Included in the computation of net periodic cost (see Note K “Pension and Other Post-Retirement Benefits” for additional details).

(2)                                  Included in cost of products sold in the Consolidated Statements of Operations.

NOTE H                                              INVENTORIES

Principal components of inventories are:

(in thousands)	January 25, 2015	October 26, 2014
Finished products	$571,275	$604,946
Raw materials and work-in-process	263,618	274,105
Materials and supplies	181,895	175,501
Total	$1,016,788	$1,054,552

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

Cash Flow Hedges:  The Company currently utilizes corn futures to offset the price fluctuation in the Company’s future direct grain purchases, and has historically entered into various swaps to hedge the purchases of grain and natural gas at certain plant locations.  The financial instruments are designated and accounted for as cash flow hedges, and the Company measures the effectiveness of the hedges at least quarterly.  Effective gains or losses related to these cash flow hedges are reported in accumulated other comprehensive loss (AOCL) and reclassified into earnings, through cost of products sold, in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  The Company typically does not hedge its grain or natural gas exposure beyond the next two upcoming fiscal years.  As of January 25, 2015, and October 26, 2014, the Company had the following outstanding commodity futures contracts that were entered into to hedge forecasted purchases:

Volume
Commodity	January 25, 2015	October 26, 2014
Corn	17.3 million bushels	18.3 million bushels

As of January 25, 2015, the Company has included in AOCL, hedging losses of $6.7 million (before tax) relating to these positions, compared to losses of $14.8 million (before tax) as of October 26, 2014.  The Company expects to recognize the majority of these losses over the next 12 months.

Fair Value Hedges:  The Company utilizes futures to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The intent of the program is to make the forward priced commodities cost nearly the same as cash market purchases at the date of delivery.  The futures contracts are designated and accounted for as fair value hedges, and the Company measures the effectiveness of the hedges at least quarterly.  Changes in the fair value of the futures contracts, along with the gain or loss on the hedged purchase commitment, are marked-to-market through earnings and are recorded on the Consolidated Statements of Financial Position as a current asset and liability, respectively.  Effective gains or losses related to these fair value hedges are recognized through cost of products sold in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  As of January 25, 2015, and October 26, 2014, the Company had the following outstanding commodity futures contracts designated as fair value hedges:

Volume
Commodity	January 25, 2015	October 26, 2014
Corn	6.6 million bushels	8.0 million bushels
Lean hogs	0.4 million cwt	0.7 million cwt

Other Derivatives:  During fiscal years 2015 and 2014, the Company has held certain futures and options contract positions as part of a merchandising program and to manage the Company’s exposure to fluctuations in commodity markets.  The Company has not applied hedge accounting to these positions.

As of January 25, 2015, and October 26, 2014, the Company had the following outstanding futures related to these programs:

Volume
Commodity	January 25, 2015	October 26, 2014
Corn	1.9 million bushels	2.9 million bushels

Fair Values:  The fair values of the Company’s derivative instruments (in thousands) as of January 25, 2015, and October 26, 2014, were as follows:

Fair Value (1)
	Location on Consolidated Statements of Financial Position	January 25, 2015	October 26, 2014
Asset Derivatives:
Derivatives Designated as Hedges:
Commodity contracts	Other current assets	$ 3,827	$ (7,124)

Derivatives Not Designated as Hedges:
Commodity contracts	Other current assets	(316)	(938)

Total Asset Derivatives		$ 3,511	$ (8,062)

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

Derivative Gains and Losses:  Gains or losses (before tax, in thousands) related to the Company’s derivative instruments for the first quarter ended January 25, 2015, and January 26, 2014, were as follows:

	Gain/(Loss) Recognized in AOCL (Effective Portion) (1)		Location on Consolidated	Gain/(Loss) Reclassified from AOCL into Earnings (Effective Portion) (1)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2)(4)
	Three Months Ended			Three Months Ended		Three Months Ended
Cash Flow Hedges:	January 25, 2015	January 26, 2014	Statements of Operations	January 25, 2015	January 26, 2014	January 25, 2015	January 26, 2014
Commodity contracts	$ 3,663	$ (4,004)	Cost of products sold	$ (4,379)	$ (3,249)	$ 0	$ (294)

	Location on Consolidated	Gain/(Loss) Recognized in Earnings (Effective Portion) (3)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2)(5)
		Three Months Ended		Three Months Ended
Fair Value Hedges:	Statements of Operations	January 25, 2015	January 26, 2014	January 25, 2015	January 26, 2014
Commodity contracts	Cost of products sold	$ (168)	$ 1,254	$ (110)	$ (38)

	Location on Consolidated	Gain/(Loss) Recognized in Earnings
Three Months Ended
Derivatives Not Designated as Hedges:	Statements of Operations	January 25, 2015	January 26, 2014
Commodity contracts	Cost of products sold	$ 129	$ (517)

(1)          Amounts represent gains or losses in AOCL before tax.  See Note G “Accumulated Other Comprehensive Loss” or the Consolidated Statements of Comprehensive Income for the after-tax impact of these gains or losses on net earnings.

(2)          There were no gains or losses excluded from the assessment of hedge effectiveness during the quarter.

(3)          Amounts represent losses on commodity contracts designated as fair value hedges that were closed during the quarter, which were offset by a corresponding gain on the underlying hedged purchase commitment.  Additional gains or losses related to changes in the fair value of open commodity contracts, along with the offsetting gain or loss on the hedged purchase commitment, are also marked-to-market through earnings with no impact on a net basis.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of January 25, 2015, and October 26, 2014, and their level within the fair value hierarchy, are presented in the tables below.

	Fair Value Measurements at January 25, 2015
(in thousands)	Fair Value at January 25, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Cash and cash equivalents (1)	$527,097	$527,097	$-	$-
Other trading securities (2)	118,709	40,000	78,709	-
Commodity derivatives (3)	5,146	5,146	-	-
Total Assets at Fair Value	$650,952	$572,243	$78709	$-

Liabilities at Fair Value:
Deferred compensation (2)	$54,682	$24,083	$30,599	$-
Total Liabilities at Fair Value	$54,682	$24,083	$30,599	$-

	Fair Value Measurements at October 26, 2014
(in thousands)	Fair Value at October 26, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Cash and cash equivalents (1)	$334,174	$334,174	$-	$-
Other trading securities (2)	117,249	39,120	78,129	-
Commodity derivatives (3)	3,461	3,461	-	-
Total Assets at Fair Value	$454,884	$376,755	$78,129	$-

Liabilities at Fair Value:
Deferred compensation (2)	$54,809	$23,642	$31,167	$-
Total Liabilities at Fair Value	$54,809	$23,642	$31,167	$-

The following methods and assumptions were used to estimate the fair value of the financial assets and liabilities above:

(1)                                  The Company’s cash equivalents consist primarily of bank deposits, money market funds rated AAA, or other highly liquid investment accounts.  As these investments have a maturity date of three months or less, the carrying value approximates fair value.

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

(3)                                  The Company’s commodity derivatives represent futures contracts used in its hedging or other programs to offset price fluctuations associated with purchases of corn, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The Company’s futures contracts for corn are traded on the Chicago Board of Trade, while futures contracts for lean hogs are traded on the Chicago Mercantile Exchange.  These are active markets with quoted prices available and therefore these contracts are classified as Level 1.  All derivatives are reviewed for potential credit risk and risk of nonperformance.  The Company nets the derivative assets and liabilities for each of its hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract.  The net balance for each program is included in other current assets or accounts payable, as appropriate, in the Consolidated Statements of Financial Position.  As of January 25, 2015, the Company has recognized the right to reclaim net cash collateral of $2.7 million from various counterparties (including $23.8 million of cash less $21.1 million of realized losses on closed positions).  As of October 26, 2014, the Company had recognized the right to reclaim net cash collateral of $11.5 million from various counterparties (including $55.6 million of cash less $44.1 million of realized losses on closed positions).

The Company’s financial assets and liabilities also include accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value.  The Company does not carry its long-term debt at fair value in its Consolidated Statements of Financial Position.  Based on borrowing rates available to the Company for long-term financing with similar terms and average maturities, the fair value of long-term debt, utilizing discounted cash flows (Level 2), was $283.3 million as of January 25, 2015, and $273.8 million as of October 26, 2014.

In accordance with the provisions of ASC 820, the Company also measures certain nonfinancial assets and liabilities at fair value that are recognized or disclosed on a nonrecurring basis (e.g. goodwill, intangible assets, and property, plant and equipment).  During the first quarter ended January 25, 2015, and January 26, 2014, there were no remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

NOTE K                                              PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic benefit cost for pension and other post-retirement benefit plans consists of the following:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended		Three Months Ended
(in thousands)	January 25, 2015	January 26, 2014	January 25, 2015	January 26, 2014
Service cost	$7,199	$6,503	$442	$483
Interest cost	13,131	13,374	3,336	3,785
Expected return on plan assets	(22,198)	(21,115)	-	-
Amortization of prior service cost	(1,220)	(1,243)	(334)	(334)
Recognized actuarial loss (gain)	4,601	3,182	-	(1)
Net periodic cost	$1,513	$701	$3,444	$3,933

NOTE L                                               INCOME TAXES

The amount of unrecognized tax benefits, including interest and penalties, at January 25, 2015, recorded in other long-term liabilities was $23.2 million, of which $15.7 million would impact the Company’s effective tax rate if recognized.  The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense, with no net interest or penalties included in expense in the first quarter of fiscal 2015.  The amount of accrued interest and penalties at January 25, 2015, associated with unrecognized tax benefits was $2.8 million.

The Company is regularly audited by federal and state taxing authorities.  During the fourth quarter of fiscal year 2014 the I.R.S. opened an examination of the Company’s consolidated federal income tax returns for fiscal year 2013; that audit is still ongoing.  During the first quarter of fiscal year 2015 the Company entered into a voluntary program with the I.R.S. called Compliance Assurance Process (“CAP”).  The objective of CAP is to contemporaneously work with the I.R.S. to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return.  The Company has elected to participate in the CAP program for 2015 and may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time.

The Company is in various stages of audit by several state taxing authorities on a variety of fiscal years, as far back as 2008.  While it is reasonably possible that one or more of these audits may be completed within the next 12 months and that the related unrecognized tax benefits may change, based on the status of the examinations it is not possible to reasonably estimate the effect of any amount of such change to previously recorded uncertain tax positions.

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

The Refrigerated Foods segment includes the Hormel Refrigerated operating segment and the Affiliated Business Units.  This segment consists primarily of the processing, marketing, and sale of branded and unbranded pork and beef products for retail, foodservice, and fresh product customers.  The Affiliated Business Units include the Farmer John, Burke Corporation, and Dan’s Prize businesses.  Through fiscal 2014, this segment also included Precept Foods, LLC, a 50.01 percent owned joint venture that was dissolved at the end of the fiscal year.

The Jennie-O Turkey Store segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for retail, foodservice, and fresh product customers.

The Specialty Foods segment includes the Diamond Crystal Brands, CytoSport/Century Foods International, and Hormel Specialty Products operating segments.  This segment consists of the packaging and sale of private label shelf stable products, nutritional products, sugar, and condiments to industrial, retail, and foodservice customers.  This segment also includes the processing, marketing, and sale of nutritional food products and supplements to hospitals, nursing homes, and other marketers of nutritional products.

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

	Three Months Ended
(in thousands)	January 25, 2015	January 26, 2014

Sales to Unaffiliated Customers
Grocery Products	$409,751	$401,520
Refrigerated Foods	1,144,215	1,128,421
Jennie-O Turkey Store	440,019	399,400
Specialty Foods	263,274	195,979
International & Other	137,814	117,352
Total	$2,395,073	$2,242,672

Intersegment Sales
Grocery Products	$-	$-
Refrigerated Foods	4,183	5,746
Jennie-O Turkey Store	35,384	33,129
Specialty Foods	21	34
International & Other	-	-
Total	$39,588	$38,909
Intersegment elimination	(39,588)	(38,909)
Total	$-	$-

Net Sales
Grocery Products	$409,751	$401,520
Refrigerated Foods	1,148,398	1,134,167
Jennie-O Turkey Store	475,403	432,529
Specialty Foods	263,295	196,013
International & Other	137,814	117,352
Intersegment elimination	(39,588)	(38,909)
Total	$2,395,073	$2,242,672

Segment Operating Profit
Grocery Products	$41,375	$56,342
Refrigerated Foods	101,152	85,299
Jennie-O Turkey Store	93,020	59,545
Specialty Foods	18,576	21,255
International & Other	14,384	22,557
Total segment operating profit	$268,507	$244,998

Net interest and investment expense (income)	1,929	1,921
General corporate expense	3,253	8,916
Noncontrolling interest	712	1,110

Earnings before income taxes	$264,037	$235,271

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s Critical Accounting Policies, as disclosed in its Annual Report on Form 10-K for the fiscal year ended October 26, 2014.

RESULTS OF OPERATIONS

Overview

The Company is a processor of branded and unbranded food products for retail, foodservice, and fresh product customers.  It operates in five reportable segments as described in Note M in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The Company reported net earnings per diluted share of $0.64 for the first quarter of fiscal 2015, compared to $0.57 per diluted share in the first quarter of fiscal 2014.  Significant factors impacting the quarter were:

•                  The Refrigerated Foods segment provided profit gains driven by growth of value-added products and the benefit of lower hog costs.

•                  Jennie-O Turkey Store delivered segment profit gains with strong value-added product sales growth, robust turkey markets, and favorable input costs.

•                  Grocery Products segment profit was challenged by high input costs and softer sales growth, along with nonrecurring charges related to the closing of the Stockton, California manufacturing facility.

•                  Specialty Foods posted lower segment profit results caused by reduced contract manufacturing.

•                  International & Other segment profit declined due to nonrecurring charges related to the exit from international joint venture businesses.

Consolidated Results

Net earnings attributable to the Company for the first quarter of fiscal 2015 increased 12.0 percent to $171.7 million from $153.3 million in the same quarter of fiscal 2014.  Diluted earnings per share for the quarter increased to $0.64 from $0.57 in the first quarter of fiscal 2014.

Adjusted(1) net earnings attributable to the Company for the first quarter of fiscal 2015 increased 22.2 percent to $187.3 million from $153.3 million in the same quarter of fiscal 2014.  Adjusted(1) diluted earnings per share for the same period increased 21.1 percent to $0.69 compared to $0.57 last year.

The non-GAAP adjusted financial measurements are presented to provide investors additional information to facilitate the comparison of past and present operations.  The non-GAAP adjusted financial measurements are used for internal purposes to evaluate the results of operations and to  measure a component of certain employee incentive plans in fiscal year 2015.  Non-GAAP measurements are not intended to be a substitute for U.S. GAAP measurements in analyzing financial performance.  These non-GAAP measurements are not in accordance with generally accepted accounting principles and may be different from non-GAAP measures used by other companies.

(1)Adjusted net earnings and diluted net earnings per share exclude nonrecurring charges relating to the closure of the Stockton, California, manufacturing facility and the exit from international joint venture businesses.  The table below shows the calculations to reconcile from the non-GAAP adjusted measures to the GAAP measures.

First Quarter ended January 25, 2015

(In thousands, except per share amounts)	Non- GAAP Adjusted Earnings	Stockton Plant Closure	International Joint Venture Businesses Exit	GAAP Earnings
Grocery Products	$51,901	$(10,526)		$41,375
Refrigerated Foods	101,152			101,152
Jennie-O Turkey Store	93,020			93,020
Specialty Foods	18,576			18,576
International & Other	23,930		$(9,546)	14,384
Total segment operating profit	288,579	(10,526)	(9,546)	268,507
Net interest & investment expense	(1,929)			(1,929)
General corporate expense	(3,253)			(3,253)
Earnings before income taxes	283,397	(10,526)	(9,546)	263,325
Income taxes	(96,062)	3,685	770	(91,607)
Net earnings attributable to Hormel Foods Corporation	$187,335	$(6,841)	$(8,776)	$171,718

Diluted net earnings per share*	$0.69	$(0.03)	$(0.03)	$0.64

*Earnings per share does not sum across due to rounding

Net sales for the first quarter of fiscal 2015 increased 6.8 percent to a record $2.40 billion from $2.24 billion in the first quarter of fiscal 2014.  Tonnage increased 3.1 percent to 1.31 billion lbs. for the first quarter compared to 1.27 billion lbs. in the same quarter of last year.

Net sales and tonnage for the first quarter of fiscal 2015 were enhanced by the following incremental sales of material product lines not included in the prior year:

(in thousands)

Segment	Net Sales	Tonnage (lbs.)
Specialty Foods	$60,993	27,655
Grocery Products	17,457	14,213
International & Other	5,866	3,130

Value-added sales growth for Refrigerated Foods and Jennie-O Turkey Store were also key drivers of the increase for the first quarter.  Additionally, strong sales from the Company’s retail and foodservice businesses in China  provided notable growth for the Company’s international business.

Cost of products sold for the first quarter of fiscal 2015 increased 5.8 percent to $1.95 billion compared to $1.84 billion in the first quarter last year.  The increase is largely due to additional product costs from the acquisition of CytoSport Holdings, Inc. (CytoSport) along with continued higher meat input costs for the Grocery Products and International & Other segments.  Nonrecurring charges totaling $10.5 million related to the closure of the Stockton, California manufacturing facility also attributed to the increase.

Gross profit for the first quarter of fiscal 2015 was $444.6 million compared to $398.6 million for the first quarter last year.  Gross profit as a percentage of net sales increased to 18.6 percent for the first quarter of fiscal 2015 from 17.8 percent in the same quarter of fiscal 2014.  Strong value-added sales in both the Refrigerated Foods and Jennie-O Turkey Store segments enhanced margin gains for the quarter.  Lower input costs for Refrigerated Foods along with continuing favorable commodity turkey prices and lower feed costs for Jennie-O Turkey Store also contributed to the margin gains.  These gains offset reduced margins in the Grocery Products and International & Other segments.

The Company expects value-added businesses within the Refrigerated Foods, Jennie-O Turkey Store, and International & Other segments to continue to drive results throughout the year, benefitting from strong demand and lower input costs.  Jennie-O Turkey Store will likely experience less favorable commodity meat markets offsetting some of those gains as the year progresses.  The Grocery Products and Specialty Foods segments are expected to contribute growth in the back half of the year, with lower input costs, brand-building media campaigns, and innovative new products.

Selling, general and administrative expenses for the first quarter of fiscal 2015 were $180.3 million compared to $166.2 million in the prior year.  Selling, general and administrative expenses as a percentage of net sales increased to 7.5 percent of net sales in the first quarter of 2015 compared to 7.4 percent for the first quarter of 2014.  The increase represents the addition from acquisitions and increased advertising compared to last year.  The Company expects selling, general and administrative expenses to be between 7.5 percent and 7.8 percent for the full year in fiscal 2015.

Equity in earnings of affiliates was $1.7 million for the first quarter of fiscal 2015 compared to $4.7 million in the first quarter last year.  Pre-tax charges associated with the exit from international joint venture businesses totaling $9.5 million offset improved performance from the Company’s MegaMex Foods joint venture, which reflected reduced incentive expense and favorable input costs compared to the prior year.

The effective tax rate for the first quarter of fiscal 2015 was 34.7 percent compared to 34.3 percent for the comparable period of fiscal 2014.  The higher rate for the first quarter of the current year is predominantly due to the unfavorable impact of the exit from international joint venture businesses.  The Company expects a full-year effective tax rate between 34.0 and 35.0 percent for fiscal 2015.

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

	Three Months Ended
(in thousands)	January 25, 2015	January 26, 2014	% Change
Net Sales
Grocery Products	$409,751	$401,520	2.0
Refrigerated Foods	1,144,215	1,128,421	1.4
Jennie-O Turkey Store	440,019	399,400	10.2
Specialty Foods	263,274	195,979	34.3
International & Other	137,814	117,352	17.4
Total	$2,395,073	$2,242,672	6.8

Segment Operating Profit
Grocery Products	$41,375	$56,342	(26.6)
Refrigerated Foods	101,152	85,299	18.6
Jennie-O Turkey Store	93,020	59,545	56.2
Specialty Foods	18,576	21,255	(12.6)
International & Other	14,384	22,557	(36.2)

Total segment operating profit	$268,507	$244,998	9.6
Net interest and investment expense (income)	1,929	1,921	0.4
General corporate expense	3,253	8,916	(63.5)
Noncontrolling interest	712	1,110	(35.9)

Earnings before income taxes	$264,037	$235,271	12.2

Grocery Products

The Grocery Products segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market.  This segment also includes the results from the Company’s MegaMex joint venture.

Results for the Grocery Products segment for the first quarter compared to the prior year are as follows:

(in thousands)	2015	2014	% change
Net sales	$409,751	$401,520	2.0
Tonnage (lbs.)	230,927	227,956	1.3
Segment profit	$41,375	$56,342	(26.6)

Additional MegaMex Foods products not included in the prior year contributed an incremental $17.5 million of net sales and 14.2 million lbs. to top-line results for the first quarter of fiscal 2015 for Grocery Products.  Improved sales results in other key items in the first quarter, including the SPAM family of products and Herdez salsas and sauces within the Company’s MegaMex Foods joint venture, partially offset sales declines in categories such as Hormel chili and SKIPPY peanut butter products.

The decline in segment profit in the first quarter of fiscal 2015 was largely attributed to nonrecurring charges totaling $10.5 million related to the closure of the Stockton, California manufacturing facility.  In addition, high meat input costs and varied pricing actions in key categories hindered growth of certain brands for the quarter.

Looking forward, lower meat protein prices are expected to provide input cost relief for certain Grocery Products categories after higher cost inventories are depleted.  To further strengthen the Company’s brands through advertising and merchandising support, campaigns are running in the first half of the year for SKIPPY peanut butter, Hormel chili, and Hormel Compleats microwave meals.

Refrigerated Foods

The Refrigerated Foods segment includes the Hormel Refrigerated operating segment and the Affiliated Business Units.  This segment consists primarily of the processing, marketing, and sale of branded and unbranded pork and beef products for retail, foodservice, and fresh product customers.  The Affiliated Business Units include the Farmer John, Burke Corporation, and Dan’s Prize businesses.  Through fiscal 2014, this segment also included Precept Foods, LLC, a 50.01 percent owned joint venture that was dissolved at the end of the fiscal year.

Results for the Refrigerated Foods segment for the first quarter compared to the prior year are as follows:

(in thousands)	2015	2014	% change
Net sales	$1,144,215	$1,128,421	1.4
Tonnage (lbs.)	602,707	618,519	(2.6)
Segment profit	$101,152	$85,299	18.6

Retail sales gains were led by Hormel pepperoni and Hormel Gatherings party trays for the first quarter of fiscal 2015.  Foodservice sales of Hormel Bacon 1 fully cooked bacon and Hormel pizza toppings led sales gains for the quarter.  A reduction in harvest levels and the dissolution of the Precept Foods joint venture offset a portion of the top-line increases.

Solid profit growth was enjoyed in the value-added retail and foodservice businesses along with improved results in the Affiliated Business Units.  In addition to value-added product growth, lower hog prices boosted margins for the first quarter of fiscal 2015 compared to the prior year.

Looking forward, the Company expects hog and grain costs to remain favorable.  Additionally, Refrigerated Foods should benefit from continued solid performance from its value-added product lines.  With reduced incidences of PEDv in the industry, better than expected pork raw material supplies are anticipated to positively impact sales margins throughout the remainder of the fiscal year.

Jennie-O Turkey Store

The Jennie-O Turkey Store (JOTS) segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for retail, foodservice, and fresh product customers.

Results for the JOTS segment for the first quarter compared to the prior year are as follows:

(in thousands)	2015	2014	% change
Net sales	$440,019	$399,400	10.2
Tonnage (lbs.)	231,213	211,612	9.3
Segment profit	$93,020	$59,545	56.2

Net sales growth for the first quarter of fiscal 2015 was primarily driven by increased sales of value-added product lines and favorable commodity sales.  Strong sales of Jennie-O lean ground turkey, Jennie-O rotisserie turkey, and Jennie-O premium seasoned deli turkey led segment sales growth this quarter.  The Company continues to support and build the Jennie-O brand through the “Make the Switch” advertising campaign, which began running in new U.S. markets in January.

In addition to value-added product growth, segment profit for the first quarter of fiscal 2015 also benefitted from continuing favorable commodity turkey prices and lower input costs.

Looking ahead in fiscal 2015, the Company expects the high turkey commodity prices, which have been beneficial over the last several months, to trend down as the year progresses.  Grain markets are expected to remain lower than a year ago.

Specialty Foods

The Specialty Foods segment includes the Diamond Crystal Brands (DCB), CytoSport/Century Foods International, and Hormel Specialty Products (HSP) operating segments.  This segment consists of the packaging and sale of private label shelf stable products, nutritional products, sugar, and condiments to industrial, retail, and foodservice customers.  This segment also includes the processing, marketing, and sale of nutritional food products and supplements to hospitals, nursing homes, and other marketers of nutritional products.

Results for the Specialty Foods segment for the first quarter compared to the prior year are as follows:

(in thousands)	2015	2014	% change
Net sales	$263,274	$195,979	34.3
Tonnage (lbs.)	168,872	144,215	17.1
Segment profit	$18,576	$21,255	(12.6)

The comparative sales results for the first quarter reflect the addition of the CytoSport business acquired on August 11, 2014, which contributed $61.0 million of net sales and 27.7 million lbs. to top-line results for Specialty Foods in fiscal 2015.

The decline in segment profit results for the first quarter of fiscal 2015 were primarily driven by reduced contract manufacturing during the quarter, offsetting incremental CytoSport results.

Looking forward in fiscal 2015, the Company will maintain its focus on maximizing CytoSport synergies, gaining distribution, driving innovation, and building the Muscle Milk brand to enhance segment growth.

International & Other

The International & Other segment includes the Hormel Foods International operating segment, which manufactures, markets, and sells Company products internationally.  This segment also includes the results from the Company’s international joint ventures and miscellaneous corporate sales.

Results for the International & Other segment for the first quarter compared to the prior year are as follows:

(in thousands)	2015	2014	% change
Net sales	$137,585	$117,180	17.4
Tonnage (lbs.)	72,034	64,505	11.6
Segment profit	$14,384	$22,557	(36.2)

Strong growth in China and increased SKIPPY peanut butter sales drove top-line results for the first quarter of fiscal 2015 for International & Other.  The additional China based SKIPPY peanut butter sales also enhanced top-line results, contributing an incremental $5.9 million of net sales and 3.1 million lbs. in the quarter.

International & Other segment profits were negatively impacted by nonrecurring charges of $9.5 million related to the exit from international joint venture businesses.  However, solid increases were seen from both the retail and foodservice businesses in China, offset in part by lower results from exports of the SPAM family of products due to high input costs and transportation challenges.

Looking ahead, the Company expects the International & Other segment to build on its growth trajectory in China, with some challenges to its export businesses over the next few months impacted by port issues on the West Coast offsetting a portion of that growth.

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

Net interest and investment expense (income) for the first quarter of fiscal 2015 was a net expense of $1.9 million, even with the first quarter of fiscal 2014.  Interest expense was flat with the prior year at $3.1 million.

General corporate expense for the first quarter of fiscal 2015 was $3.3 million compared to $8.9 million for the comparable period of fiscal 2014.  The decreased expense for the quarter was due to the miscellaneous sale of assets and sales and use tax refunds.

Net earnings attributable to the Company’s noncontrolling interests were $0.7 million for the first quarter of fiscal 2015, compared to $1.1 million in the first quarter of fiscal 2014.  The change reflects the dissolution of the Company’s Precept Foods joint venture at the end of fiscal 2014.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions that was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 26, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $527.1 million at the end of the first quarter of fiscal year 2015 compared to $639.8 million at the end of the comparable fiscal 2014 period.

Cash provided by operating activities was $246.5 million in the first quarter of fiscal 2015 compared to $314.3 million in the same period of fiscal 2014.  Less favorable overall changes in working capital balances were the primary drivers of the lower cash flows.

Cash used in investing activities was $2.8 million in the first quarter of fiscal 2015 compared to $70.1 million in the comparable quarter of fiscal 2014.  During the first quarter of fiscal 2014, the Company spent $41.4 million to purchase the China based SKIPPY peanut butter business in Weifang, China from Unilever United States Inc.  Capital expenditures also decreased $9.3 million in the first quarter of fiscal 2015 compared to the prior year.  The Company currently estimates its fiscal 2015 capital expenditures will be approximately $175.0 to $190.0 million.

Cash used in financing activities was $49.4 million in the first quarter of fiscal 2015 compared to $37.3 million in the same period of fiscal 2014.  The Company did not repurchase any of its common stock in the first quarter of fiscal 2015 or fiscal 2014.  For additional information pertaining to the Company’s share repurchase plans or programs, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Cash dividends paid to the Company’s shareholders continue to be an ongoing financing activity for the Company.  Dividends paid in the first quarter of fiscal 2015 were $52.8 million compared to $44.8 million in the comparable period of fiscal 2014.  For fiscal 2015, the annual dividend rate has been increased to $1.00 per share, representing the 49th consecutive annual dividend increase.  The Company has paid dividends for 346 consecutive quarters and expects to continue doing so.

The Company is required, by certain covenants in its debt agreements, to maintain specified levels of financial ratios and financial position.  At the end of the first quarter of fiscal 2015, the Company was in compliance with all of these debt covenants.

Cash flows from operating activities continue to provide the Company with its principal source of liquidity.  The Company does not anticipate a significant risk to cash flows from this source in the foreseeable future because the Company operates in a relatively stable industry and has strong brands across many product lines.

Continuing to maximize the value returned to shareholders through dividend payments remains a priority for the Company in fiscal 2015.  Growing the business through innovation and evaluating opportunities for strategic acquisitions remains a focus for the Company.  Capital spending to enhance and expand current operations will also be a significant cash outflow for fiscal 2015.

Contractual Obligations and Commercial Commitments

The Company records income taxes in accordance with the provisions of ASC 740, Income Taxes.  The Company is unable to determine its contractual obligations by year related to this pronouncement, as the ultimate amount or timing of settlement of its reserves for income taxes cannot be reasonably estimated.  The total liability for unrecognized tax benefits, including interest and penalties, at January 25, 2015, was $23.2 million.

There have been no other material changes to the information regarding the Company’s future contractual financial obligations that was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 26, 2014.

Off-Balance Sheet Arrangements

As of January 25, 2015, and October 26, 2014, the Company had $41.6 million and $41.7 million, respectively, of standby letters of credit issued on its behalf.  The standby letters of credit are primarily related to the Company’s self-insured workers’ compensation programs.  However, that amount also includes $3.5 million of revocable standby letters of credit for obligations of an affiliated party that may arise under workers’ compensation claims.  Letters of credit are not reflected in the Company’s Consolidated Statements of Financial Position.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Hog Markets:  The Company’s earnings are affected by fluctuations in the live hog market.  To minimize the impact on earnings, and to ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 10 years.  Purchased hogs under contract accounted for 95 percent and 97 percent of the total hogs purchased by the Company during the first quarter of fiscal 2015 and 2014, respectively.  The majority of these contracts use market-based formulas based on hog futures, hog primal values, or industry reported hog markets.  Other contracts use a formula based on the cost of production, which can fluctuate independently from hog markets.  Under normal, long-term market conditions, changes in the cash hog market are offset by proportional changes in primal values.  Therefore, a hypothetical 10 percent change in the cash hog market would have had an immaterial effect on the Company’s results of operations.

Certain procurement contracts allow for future hog deliveries (firm commitments) to be forward priced.  The Company generally hedges these firm commitments by using hog futures contracts.  These futures contracts are designated and accounted for as fair value hedges.  The change in the market value of such futures contracts is highly effective at offsetting changes in price movements of the hedged item, and the Company evaluates the effectiveness of the contracts at least quarterly.  Changes in the fair value of the futures contracts, along with the gain or loss on the firm commitment, are marked-to-market through earnings and are recorded on the Consolidated Statements of Financial Position as a current asset and liability, respectively.  The fair value of the Company’s open futures contracts as of January 25, 2015, was $6.8 million compared to $0.6 million as of October 26, 2014.

The Company measures its market risk exposure on its hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in market prices.  A 10 percent increase in market prices would have negatively impacted the fair value of the Company’s January 25, 2015, open contracts by $3.3 million, which in turn would lower the Company’s future cost of purchased hogs by a similar amount.

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

To reduce the Company’s exposure to changes in grain prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future direct grain purchases.  This program currently utilizes corn futures for JOTS, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value with an unrealized loss of $(4.7) million, before tax, on the Consolidated Statements of Financial Position as of January 25, 2015, compared to an unrealized loss of $(11.3) million, before tax, as of October 26, 2014.

The Company measures its market risk exposure on its grain futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain.  A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s January 25, 2015, open grain contracts by $7.1 million, which in turn would lower the Company’s future cost on purchased grain by a similar amount.

Long-Term Debt:  A principal market risk affecting the Company is the exposure to changes in interest rates on the Company’s fixed-rate, long-term debt.  Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $3.2 million.  The fair value of the Company’s long-term debt was estimated using discounted future cash flows based on the Company’s incremental borrowing rate for similar types of borrowing arrangements.

Investments:  The Company holds trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans.  As of January 25, 2015, the balance of these securities totaled $118.7 million.  A majority of these securities represent fixed income funds.  The Company is subject to market risk due to fluctuations in the value of the remaining investments, as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis.  A 10 percent decline in the value of the investments not held in fixed income funds would have a direct negative impact to the Company’s pretax earnings of approximately $4.0 million, while a 10 percent increase in value would have a positive impact of the same amount.

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

(b)               Internal Controls.

During the first quarter of fiscal year 2015, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The food products manufacturing industry is subject to the risks posed by:

■                food spoilage;

■                food contamination caused by disease-producing organisms or pathogens, such as Listeria monocytogenes, Salmonella, and pathogenic E coli.;

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

Fluctuations in commodity prices of pork, poultry, feed ingredients, avocados, peanuts, energy, and whey could harm the Company’s earnings.

The Company’s results of operations and financial condition are largely dependent upon the cost and supply of pork, poultry, feed grains, avocados, peanuts, and whey as well as energy costs and the selling prices for many of our products, which are determined by constantly changing market forces of supply and demand.

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

The Company is subject to risks associated with the outbreak of disease in pork and beef livestock, and poultry flocks, including Bovine Spongiform Encephalopathy (BSE), pneumo-virus, Porcine Circovirus 2 (PCV2), Porcine Reproduction & Respiratory Syndrome (PRRS), Foot-and-Mouth Disease (FMD), Porcine Epidemic Diarrhea Virus (PEDv), and Avian Influenza.  The outbreak of disease could adversely affect the Company’s supply of raw materials, increase the cost of production, reduce utilization of the Company’s harvest facilities, and reduce operating margins.  Additionally, the outbreak of disease may hinder the Company’s ability to market and sell products both domestically and internationally.  The incidences of  PEDv in the industry have reduced, but continue to be a concern.  The Company has developed business continuity plans for various disease scenarios and will continue to update these plans as necessary.  There can be no assurance given, however, that these plans will be effective in eliminating the negative effects of any such diseases on the Company’s operating results.

Market demand for the Company’s products may fluctuate.

The Company faces competition from producers of alternative meats and protein sources, including pork, beef, turkey, chicken, fish, peanut butter, and whey.  The bases on which the Company competes include:

■                price;

■                product quality and attributes;

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

As of January 25, 2015, the Company had approximately 20,600 employees worldwide, of which approximately 5,500 were represented by labor unions, principally the United Food and Commercial Workers’ Union.  A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities or contracted hog processing facilities that results in work slowdowns or stoppages could harm the Company’s financial results.  Union contracts at the Company’s facilities in Algona, Iowa; Atlanta, Georgia; Austin, Minnesota; Beloit, Wisconsin; Fremont, Nebraska; and Vernon, California will expire during fiscal 2015, covering a combined total of approximately 3,400 employees.  Negotiations at these facilities have not yet been initiated.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the First Quarter of Fiscal 2015

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[2]
October 27, 2014 – November 30, 2014	91	$54.59	-	8,187,700
December 1, 2014 – December 28, 2014	-	-	-	8,187,700
December 29, 2014 – January 25, 2015	45	53.25	-	8,187,700
Total	136	$54.14	-

1The 136 shares repurchased during the first quarter, other than through publicly announced plans or programs, represent purchases for a Company employee award program.

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

HORMEL FOODS CORPORATION
(Registrant)

Date: March 6, 2015	By	/s/ JODY H. FERAGEN
JODY H. FERAGEN
Executive Vice President, Chief Financial Officer, and Director
(Principal Financial Officer)

Date: March 6, 2015	By	/s/ JAMES N. SHEEHAN
JAMES N. SHEEHAN
Vice President and Controller
(Principal Accounting Officer)