Form 10-Q
period 2015-04-26
HORMEL FOODS CORP /DE/
filed 2015-06-05
CIK 48465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 26, 2015

or

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

Large accelerated filer X	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes   X  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 31, 2015
Common Stock	$.0293 par value	264,275,076
Common Stock Non-Voting	$.01 par value	-0-

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except share and per share amounts)

	April 26,	October 26,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$624,395	$334,174
Accounts receivable	578,726	609,526
Inventories	963,481	1,054,552
Income taxes receivable	28,739	25,678
Deferred income taxes	86,853	86,853
Prepaid expenses	14,546	15,250
Other current assets	5,691	6,738
TOTAL CURRENT ASSETS	2,302,431	2,132,771

GOODWILL	1,228,933	1,226,406

OTHER INTANGIBLES	550,854	554,890

PENSION ASSETS	139,457	130,284

INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	264,054	264,451

OTHER ASSETS	147,201	145,050

PROPERTY, PLANT AND EQUIPMENT
Land	61,426	61,809
Buildings	807,308	803,722
Equipment	1,652,403	1,597,044
Construction in progress	83,382	119,657
	2,604,519	2,582,232
Less allowance for depreciation	(1,614,451)	(1,580,465)
	990,068	1,001,767

TOTAL ASSETS	$5,622,998	$5,455,619

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except share and per share amounts)

	April 26,	October 26,
	2015	2014
	(Unaudited)

LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES
Accounts payable	$385,855	$484,042
Accrued expenses	63,619	76,836
Accrued workers compensation	38,100	35,406
Accrued marketing expenses	132,562	89,561
Employee related expenses	177,699	209,874
Taxes payable	5,792	5,507
Interest and dividends payable	66,555	53,466
TOTAL CURRENT LIABILITIES	870,182	954,692

LONG-TERM DEBT—less current maturities	250,000	250,000

PENSION AND POST-RETIREMENT BENEFITS	506,742	502,693

OTHER LONG-TERM LIABILITIES	108,427	112,176

DEFERRED INCOME TAXES	43,832	24,002

SHAREHOLDERS' INVESTMENT
Preferred stock, par value $.01 a share— authorized 160,000,000 shares; issued—none
Common stock, non-voting, par value $.01 a share—authorized 400,000,000 shares; issued—none
Common stock, par value $.0293 a share— authorized 800,000,000 shares;
issued 264,173,415 shares April 26, 2015
issued 263,613,201 shares October 26, 2014	7,740	7,724
Additional paid-in capital	6,879	-
Accumulated other comprehensive loss	(199,757)	(207,700)
Retained earnings	4,025,770	3,805,654
HORMEL FOODS CORPORATION SHAREHOLDERS’ INVESTMENT	3,840,632	3,605,678
NONCONTROLLING INTEREST	3,183	6,378
TOTAL SHAREHOLDERS’ INVESTMENT	3,843,815	3,612,056

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$5,622,998	$5,455,619

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	April 26, 2015	April 27, 2014	April 26, 2015	April 27, 2014

Net sales	$2,279,345	$2,244,866	$4,674,418	$4,487,538
Cost of products sold	1,819,789	1,866,108	3,770,257	3,710,138
GROSS PROFIT	459,556	378,758	904,161	777,400

Selling, general and administrative	189,733	165,785	370,032	331,974

Equity in earnings of affiliates	7,874	3,583	9,534	8,322

OPERATING INCOME	277,697	216,556	543,663	453,748

Other income and expense:
Interest and investment income (loss)	1,117	(306)	2,266	867
Interest expense	(3,083)	(3,093)	(6,161)	(6,187)

EARNINGS BEFORE INCOME TAXES	275,731	213,157	539,768	448,428

Provision for income taxes	95,296	72,451	186,903	153,264

NET EARNINGS	180,435	140,706	352,865	295,164
Less: Net earnings attributable to noncontrolling interest	234	616	946	1,726
NET EARNINGS ATTRIBUTABLE TO HORMEL FOODS CORPORATION	$180,201	$140,090	$351,919	$293,438

NET EARNINGS PER SHARE:
BASIC	$0.68	$0.53	$1.33	$1.11
DILUTED	$0.67	$0.52	$1.30	$1.09

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	264,028	263,926	263,852	263,839
DILUTED	270,444	270,410	270,253	270,317

DIVIDENDS DECLARED PER SHARE:	$0.25	$0.20	$0.50	$0.40

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

 (in thousands)

(Unaudited)

		Three Months Ended		Six Months Ended
		April 26, 2015	April 27, 2014	April 26, 2015	April 27, 2014

NET EARNINGS		$180,435	$140,706	$352,865	$295,164
Other comprehensive (loss) income, net of tax:
Foreign currency translation		(599)	651	178	(1,640)
Pension and other benefits		1,905	988	3,802	2,007
Deferred hedging		(1,449)	6,964	3,557	6,492
	TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(143)	8,603	7,537	6,859
	COMPREHENSIVE INCOME	180,292	149,309	360,402	302,023
Less:	Comprehensive income attributable to noncontrolling interest	206	551	935	1,689
	COMPREHENSIVE INCOME ATTRIBUTABLE TO HORMEL FOODS CORPORATION	$180,086	$148,758	$359,467	$300,334

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT

 (in thousands, except per share amounts)

(Unaudited)

	Hormel Foods Corporation Shareholders
					Accumulated
			Additional		Other	Non-	Total
	Common	Treasury	Paid-in	Retained	Comprehensive	controlling	Shareholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Interest	Investment

Balance at October 27, 2013	$7,725	$-	$-	$ 3,452,529	$(149,214)	$5,539	$3,316,579

Net earnings				602,677		3,349	606,026
Other comprehensive loss					(58,486)	(10)	(58,496)
Purchases of common stock		(58,937)					(58,937)
Stock-based compensation expense	1		14,392				14,393
Exercise of stock options/nonvested shares	35		6,068				6,103
Shares retired	(37)	58,937	(20,460)	(38,440)			-
Distribution to noncontrolling interest						(2,500)	(2,500)
Declared cash dividends – $.80 per share				(211,112)			(211,112)
Balance at October 26, 2014	$7,724	$-	$-	$ 3,805,654	$(207,700)	$6,378	$3,612,056

Net earnings				351,919		946	352,865
Other comprehensive income (loss)					7,548	(11)	7,537
Stock-based compensation expense			12,549				12,549
Exercise of stock options/nonvested shares	16		6,211				6,227
Purchase of additional ownership from noncontrolling interest			(11,881)		395	(2,549)	(14,035)
Distribution to noncontrolling interest						(1,581)	(1,581)
Declared cash dividends – $.50 per share				(131,803)			(131,803)
Balance at April 26, 2015	$7,740	$-	$6,879	$ 4,025,770	$(199,757)	$3,183	$3,843,815

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (in thousands)

(Unaudited)

	Six Months Ended
	April 26, 2015	April 27, 2014
OPERATING ACTIVITIES
Net earnings	$352,865	$295,164
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	61,760	59,049
Amortization of intangibles	3,967	4,635
Equity in earnings of affiliates, net of dividends	487	1,702
Provision for deferred income taxes	13,441	2,639
Gain on property/equipment sales and plant facilities	(5,129)	(644)
Non-cash investment activities	(2,256)	(582)
Stock-based compensation expense	12,549	10,944
Excess tax benefit from stock-based compensation	(10,760)	(10,038)
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	27,316	36,339
Decrease (increase) in inventories	90,131	(82,840)
Decrease in prepaid expenses and other current assets	17,714	9,284
Increase in pension and post-retirement benefits	1,191	537
Decrease in accounts payable and accrued expenses	(118,875)	(51,154)
Other	1,336	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	445,737	275,035

INVESTING ACTIVITIES
Acquisitions of businesses/intangibles	-	(41,502)
Purchases of property/equipment	(54,984)	(77,063)
Proceeds from sales of property/equipment	11,050	6,231
Decrease (increase) in investments, equity in affiliates, and other assets	5,379	(111)
NET CASH USED IN INVESTING ACTIVITIES	(38,555)	(112,445)

FINANCING ACTIVITIES
Dividends paid on common stock	(118,715)	(97,594)
Share repurchase	-	(15,126)
Proceeds from exercise of stock options	5,999	5,546
Excess tax benefit from stock-based compensation	10,760	10,038
Payment to noncontrolling interest	(11,702)	-
Distribution to noncontrolling interest	(1,581)	-
NET CASH USED IN FINANCING ACTIVITIES	(115,239)	(97,136)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,722)	(138)
INCREASE IN CASH AND CASH EQUIVALENTS	290,221	65,316
Cash and cash equivalents at beginning of year	334,174	434,014
CASH AND CASH EQUIVALENTS AT END OF QUARTER	$624,395	$499,330

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

Investments

The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans, which is included in other assets on the Consolidated Statements of Financial Position.  The securities held by the trust are classified as trading securities.  Therefore, unrealized gains and losses associated with these investments are included in the Company’s earnings.  Securities held by the trust generated gains of $1.5 million and $3.0 million for the second quarter and six months ended April 26, 2015, respectively, compared to gains of $0.9 million and $1.4 million for the second quarter and six months ended April 27, 2014.  The Company has transitioned the majority of this portfolio to more fixed return investments to reduce the exposure to volatility in equity markets.

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

On March 16, 2015, the Company purchased the remaining 19.29% ownership interest in its Shanghai Hormel Foods Corporation joint venture from the minority partner Shanghai Shangshi Meat Products Co. Ltd., resulting in 100.0% ownership of that business at the end of the second quarter.  The interest was purchased with $11.7 million in cash, along with the transfer of land use rights and buildings held by the joint venture.  The difference between the fair value of the consideration given and the reduction in the noncontrolling interest was recognized as an $11.9 million reduction in additional paid-in capital attributable to the Company.  The Company will continue to manufacture at the Shanghai facility by leasing the land use rights and buildings from the previous minority partner.

Guarantees

The Company enters into various agreements guaranteeing specified obligations of affiliated parties.  The Company’s guarantees either terminate in one year or remain in place until such time as the Company revokes the agreement.  The Company currently provides revocable standby letters of credit totaling $3.5 million to guarantee obligations that may arise under workers compensation claims of an affiliated party.  This potential obligation is not reflected in the Company’s Consolidated Statements of Financial Position.

New Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (FASB) updated the guidance within Accounting Standards Codification (ASC) 323, Investments-Equity Method and Joint Ventures.  The update provides guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit.  The amendments modify the conditions that a reporting entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments.  If the modified conditions are met, the amendments permit an entity to make an accounting policy election to amortize the initial cost of the investment in proportion to the amount of tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit). Additionally, the amendments introduce new recurring disclosures about all investments in qualified affordable housing projects irrespective of the method used to account for the investments.  The updated guidance is to be applied retrospectively, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted.  The Company expects to adopt the new provisions of this accounting standard at the beginning of fiscal year 2016, and adoption is not expected to have a material impact on its consolidated financial statements.

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

In April 2015, the FASB updated the guidance within ASC 835, Interest.  The update provides guidance on simplifying the presentation of debt issuance cost.  The amendments require debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.  The new guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted.  The Company expects to adopt the new provisions of this accounting standard at the beginning of fiscal year 2017, and is currently assessing the impact on its consolidated financial statements.

In April 2015, the FASB updated the guidance within ASC 715, Compensation — Retirement Benefits.  The update provides guidance on simplifying the measurement date for defined benefit plan assets and obligations.  The amendments allow employers with fiscal year ends that do not coincide with a calendar month end to make an accounting policy election to measure defined benefit plan assets and obligations as of the end of the month closest to their fiscal year ends.  The new guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted.  The Company expects to adopt the new provisions of this accounting standard at the beginning of fiscal year 2017, and adoption is not expected to have a material impact on its consolidated financial statements.

In May 2015, the FASB updated the guidance within ASC 820, Fair Value Measurements and Disclosures.  The update provides guidance on the disclosures for investments in certain entities that calculate net asset value (NAV) per share (or its equivalent).  The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share (or its equivalent) as a practical expedient.  The updated guidance is to be applied retrospectively and is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years, with early application permitted.  The Company expects to adopt the provisions of this new accounting standard at the beginning of fiscal year 2017, and is currently assessing the impact on its consolidated financial statements.

NOTE B                                               ACQUISITIONS

On August 11, 2014, the Company acquired CytoSport Holdings, Inc. (CytoSport) of Benicia, California for a preliminary purchase price of $424.3 million in cash.  The purchase price is preliminary pending final working capital and other purchase accounting adjustments, and was funded by the Company with cash on hand and by utilizing funds from its revolving line of credit.  The agreement provides for a potential additional payment of up to $20.0 million subject to meeting specific financial performance criteria over the next two years.  The Company has recognized $10.3 million related to this potential payment as of April 26, 2015, based on the current estimated fair value determined by an independent appraisal.

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

(in thousands)
Accounts receivable	$34,057
Inventory	62,246
Prepaid and other assets	3,133
Property, plant and equipment	8,119
Intangible assets	183,607
Goodwill	267,313
Current liabilities	(52,298)
Long-term liabilities	(25,182)
Deferred taxes	(56,667)
Purchase price	$424,328

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

Operating results for this acquisition have been included in the Company’s Consolidated Statements of Operations from the date of acquisition and are reflected in the Specialty Foods and International & Other reporting segments.  The acquisition contributed $87.2 million and $151.4 million of net sales for the second quarter and six months ended April 26, 2015.

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

Pro forma results of operations are not presented, as no acquisition was considered material, individually or in the aggregate, to the consolidated Company.

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

A reconciliation of the number of options outstanding and exercisable (in thousands) as of April 26, 2015, and changes during the six months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at October 26, 2014	17,402	$ 24.61
Granted	1,502	52.53
Exercised	881	18.75
Forfeited	1	18.71
Outstanding at April 26, 2015	18,022	$ 27.22	5.4 years	$ 497,872
Exercisable at April 26, 2015	13,725	$ 22.55	4.4 years	$ 443,314

The weighted-average grant date fair value of stock options granted and the total intrinsic value of options exercised (in thousands) during the second quarter and first six months of fiscal years 2015 and 2014, are as follows:

	Three Months Ended		Six Months Ended
	April 26, 2015	April 27, 2014	April 26, 2015	April 27, 2014
Weighted-average grant date fair value	$ 9.00	$ 9.04	$ 9.84	$ 9.68
Intrinsic value of exercised options	$ 23,409	$ 18,567	$ 32,601	$ 31,969

The fair value of each option award is calculated on the date of grant using the Black-Scholes valuation model utilizing the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	April 26, 2015	April 27, 2014	April 26, 2015	April 27, 2014
Risk-free interest rate	1.6%	2.4%	2.1%	2.5%
Dividend yield	1.9%	1.8%	1.9%	1.8%
Stock price volatility	19.0%	20.0%	19.0%	20.0%
Expected option life	8 years	8 years	8 years	8 years

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

The Company’s nonvested shares granted on or before September 26, 2010, vest after five years or upon retirement.  Nonvested shares granted between September 27, 2010, and July 27, 2014, vest after one year.  Nonvested shares granted on or after July 28, 2014, vest on the earlier of the day before the Company’s next annual meeting date or one year.  A reconciliation of the nonvested shares (in thousands) as of April 26, 2015, and changes during the six months then ended, is as follows:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at October 26, 2014	70	$ 33.58
Granted	37	51.74
Vested	70	33.58
Nonvested at April 26, 2015	37	$ 51.74

The weighted-average grant date fair value of nonvested shares granted, the total fair value (in thousands) of nonvested shares granted, and the fair value (in thousands) of shares that have vested during the first six months of fiscal years 2015 and 2014, are as follows:

Six Months Ended
	April 26, 2015	April 27, 2014
Weighted-average grant date fair value	$ 51.74	$ 43.46
Fair value of nonvested shares granted	$ 1,920	$ 1,440
Fair value of shares vested	$ 2,347	$ 2,056

Stock-based compensation expense, along with the related income tax benefit, for the second quarter and first six months of fiscal years 2015 and 2014 is presented in the table below.

	Three Months Ended		Six Months Ended
(in thousands)	April 26, 2015	April 27, 2014	April 26, 2015	April 27, 2014
Stock-based compensation expense recognized	$ 7,025	$ 5,987	$ 12,549	$ 10,944
Income tax benefit recognized	(2,668)	(2,275)	(4,765)	(4,159)
After-tax stock-based compensation expense	$ 4,357	$ 3,712	$ 7,784	$ 6,785

At April 26, 2015, there was $12.3 million of total unrecognized compensation expense from stock-based compensation arrangements granted under the plans.  This compensation is expected to be recognized over a weighted-average period of approximately 2.9 years.  During the second quarter and six months ended April 26, 2015, cash received from stock option exercises was $3.9 million and $6.0 million, respectively, compared to $2.1 million and $5.5 million for the second quarter and six months ended April 27, 2014.  The total tax benefit to be realized for tax deductions from these option exercises for the second quarter and six months ended April 26, 2015, was $8.9 million and $12.4 million, respectively, compared to $7.0 million and $12.1 million in the comparable periods of fiscal 2014.

Shares issued for option exercises and nonvested shares may be either authorized but unissued shares, or shares of treasury stock acquired in the open market or otherwise.

NOTE D                                               GOODWILL AND INTANGIBLE ASSETS

The carrying amounts of goodwill for the second quarter and six months ended April 26, 2015, are presented in the table below.  Purchase adjustments during the second quarter relate to the CytoSport acquisition.  The reduction in the first six months is entirely due to the sale of an immaterial product line.

(in thousands)	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	International & Other	Total
Balance as of January 25, 2015	$322,421	$96,208	$203,214	$470,857	$132,749	$1,225,449

Purchase adjustments	-	-	-	3,484	-	3,484
Balance as of April 26, 2015	$322,421	$96,208	$203,214	$474,341	$132,749	$1,228,933

(in thousands)	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	International & Other	Total
Balance as of October 26, 2014	$322,942	$96,643	$203,214	$470,857	$132,750	$1,226,406

Purchase adjustments	-	-	-	3,484	-	3,484
Disposal	(521)	(435)	-	-	(1)	(957)
Balance as of April 26, 2015	$322,421	$96,208	$203,214	$474,341	$132,749	$1,228,933

The gross carrying amount and accumulated amortization for definite-lived intangible assets are presented in the table below.

	April 26, 2015		October 26, 2014
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in thousands)	Amount	Amortization	Amount	Amortization
Customer lists/relationships	$56,390	$(10,666)	$67,540	$(19,336)
Proprietary software & technology	14,820	(14,262)	14,820	(13,542)
Formulas & recipes	10,690	(9,559)	17,854	(15,955)
Other intangibles	1,170	(995)	4,746	(4,503)
Total	$83,070	$(35,482)	$104,960	$(53,336)

Amortization expense was $1.9 million and $4.0 million for the second quarter and six months ended April 26, 2015, respectively, compared to $2.3 million and $4.6 million for the second quarter and six months ended April 27, 2014.

Estimated annual amortization expense for the five fiscal years after October 26, 2014, is as follows:

(in thousands)
2015	$7,554
2016	5,591
2017	5,118
2018	4,876
2019	4,833

The carrying amounts for indefinite-lived intangible assets are presented in the table below.

(in thousands)	April 26, 2015	October 26, 2014
Brands/tradenames/trademarks	$495,282	$495,282
Other intangibles	7,984	7,984
Total	$503,266	$503,266

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

Investments in and receivables from affiliates consists of the following:

(in thousands)	Segment	% Owned	April 26, 2015	October 26, 2014
MegaMex Foods, LLC	Grocery Products	50%	$199,005	$208,221
Foreign Joint Ventures	International & Other	Various (26-50%)	65,049	56,230
Total			$264,054	$264,451

Equity in earnings of affiliates consists of the following:

		Three Months Ended		Six Months Ended
(in thousands)	Segment	April 26, 2015	April 27, 2014	April 26, 2015	April 27, 2014
MegaMex Foods, LLC	Grocery Products	$7,157	$4,529	$15,214	$7,057
Foreign Joint Ventures	International & Other	717	(946)	(5,680)	1,265
Total		$7,874	$3,583	$9,534	$8,322

Equity in earnings in the first six months of fiscal 2015 included nonrecurring charges related to the exit from international joint venture businesses.  There were $10.0 million of dividends received from affiliates for both the three and six months ended April 26, 2015, respectively, compared to $0.0 million and $10.0 million dividends received for the three and six months ended April 27, 2014.

The Company recognized a basis difference of $21.3 million associated with the formation of MegaMex Foods, LLC, of which $16.6 million is remaining as of April 26, 2015.  This difference is being amortized through equity in earnings of affiliates.

NOTE F                                                EARNINGS PER SHARE DATA

The reported net earnings attributable to the Company were used when computing basic and diluted earnings per share.  The following table sets forth the shares used as the denominator for those computations:

	Three Months Ended		Six Months Ended
(in thousands)	April 26, 2015	April 27, 2014	April 26, 2015	April 27, 2014
Basic weighted-average shares outstanding	264,028	263,926	263,852	263,839

Dilutive potential common shares	6,416	6,484	6,401	6,478

Diluted weighted-average shares outstanding	270,444	270,410	270,253	270,317

For the second quarter and six months ended April 26, 2015, 1.2 million and 0.9 million weighted-average stock options, respectively, were not included in the computation of dilutive potential common shares since their inclusion would have had an antidilutive effect on earnings per share, compared to 1.0 million and 0.8 million for the second quarter and six months ended April 27, 2014.

NOTE G                                              ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss are as follows:

(in thousands)	Foreign Currency Translation	Pension & Other Benefits	Deferred Gain (Loss) - Hedging	Accumulated Other Comprehensive Loss
Balance at January 25, 2015	$8,240	$(204,089)	$(4,188)	$(200,037)
Unrecognized gains:
Gross	(571)		(5,033)	(5,604)
Tax effect			1,900	1,900
Reclassification into net earnings:
Gross		3,071 (1)	2,705 (2)	5,776
Tax effect		(1,166)	(1,021)	(2,187)
Net of tax amount	(571)	1,905	(1,449)	(115)
Purchase of additional ownership from noncontrolling interest	395			395
Balance at April 26, 2015	$8,064	$(202,184)	$(5,637)	$(199,757)

(in thousands)	Foreign Currency Translation	Pension & Other Benefits	Deferred Gain (Loss) - Hedging	Accumulated Other Comprehensive Loss
Balance at October 26, 2014	$7,480	$(205,986)	$(9,194)	$(207,700)
Unrecognized gains:
Gross	189	11	(1,370)	(1,170)
Tax effect		(4)	517	513
Reclassification into net earnings:
Gross		6,118 (1)	7,084 (2)	13,202
Tax effect		(2,323)	(2,674)	(4,997)
Net of tax amount	189	3,802	3,557	7,548
Purchase of additional ownership from noncontrolling interest	395			395
Balance at April 26, 2015	$8,064	$(202,184)	$(5,637)	$(199,757)

(1)                                  Included in the computation of net periodic cost (see Note K “Pension and Other Post-Retirement Benefits” for additional details).

(2)                                Included in cost of products sold in the Consolidated Statements of Operations.

NOTE H                                              INVENTORIES

Principal components of inventories are:

(in thousands)	April 26, 2015	October 26, 2014
Finished products	$567,063	$604,946
Raw materials and work-in-process	215,631	274,105
Materials and supplies	180,787	175,501
Total	$963,481	$1,054,552

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

Cash Flow Hedges:  The Company currently utilizes corn futures to offset the price fluctuation in the Company’s future direct grain purchases, and has historically entered into various swaps to hedge the purchases of grain and natural gas at certain plant locations.  The financial instruments are designated and accounted for as cash flow hedges, and the Company measures the effectiveness of the hedges at least quarterly.  Effective gains or losses related to these cash flow hedges are reported in accumulated other comprehensive loss (AOCL) and reclassified into earnings, through cost of products sold, in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  The Company typically does not hedge its grain or natural gas exposure beyond the next two upcoming fiscal years.  As of April 26, 2015, and October 26, 2014, the Company had the following outstanding commodity futures contracts that were entered into to hedge forecasted purchases:

Volume
Commodity	April 26, 2015	October 26, 2014
Corn	20.4 million bushels	18.3 million bushels

As of April 26, 2015, the Company has included in AOCL, hedging losses of $9.1 million (before tax) relating to these positions, compared to losses of $14.8 million (before tax) as of October 26, 2014.  The Company expects to recognize the majority of these losses over the next 12 months.

Fair Value Hedges:  The Company utilizes futures to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The intent of the program is to make the forward priced commodities cost nearly the same as cash market purchases at the date of delivery.  The futures contracts are designated and accounted for as fair value hedges, and the Company measures the effectiveness of the hedges at least quarterly.  Changes in the fair value of the futures contracts, along with the gain or loss on the hedged purchase commitment, are marked-to-market through earnings and are recorded on the Consolidated Statements of Financial Position as a current asset and liability, respectively.  Effective gains or losses related to these fair value hedges are recognized through cost of products sold in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  As of April 26, 2015, and October 26, 2014, the Company had the following outstanding commodity futures contracts designated as fair value hedges:

Volume
Commodity	April 26, 2015	October 26, 2014
Corn	3.5 million bushels	8.0 million bushels
Lean hogs	0.3 million cwt	0.7 million cwt

Other Derivatives:  During fiscal years 2015 and 2014, the Company has held certain futures and options contract positions as part of a merchandising program and to manage the Company’s exposure to fluctuations in commodity markets.  The Company has not applied hedge accounting to these positions.

As of April 26, 2015, and October 26, 2014, the Company had the following outstanding futures related to these programs:

Volume
Commodity	April 26, 2015	October 26, 2014
Corn	1.9 million bushels	2.9 million bushels

Fair Values:  The fair values of the Company’s derivative instruments (in thousands) as of April 26, 2015, and October 26, 2014, were as follows:

Fair Value (1)
	Location on Consolidated Statements of Financial Position	April 26, 2015	October 26, 2014
Asset Derivatives:
Derivatives Designated as Hedges:
Commodity contracts	Other current assets	$ (3,354)	$ (7,124)

Derivatives Not Designated as Hedges:
Commodity contracts	Other current assets	99	(938)

Total Asset Derivatives		$ (3,255)	$ (8,062)

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

Derivative Gains and Losses:  Gains or losses (before tax, in thousands) related to the Company’s derivative instruments for the second quarter ended April 26, 2015, and April 27, 2014, were as follows:

	Gain/(Loss) Recognized in AOCL (Effective Portion) (1)		Location on Consolidated	Gain/(Loss) Reclassified from AOCL into Earnings (Effective Portion) (1)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (4)
	Three Months Ended			Three Months Ended		Three Months Ended
Cash Flow Hedges:	April 26, 2015	April 27, 2014	Statements of Operations	April 26, 2015	April 27, 2014	April 26, 2015	April 27, 2014
Commodity contracts	$ (5,033)	$ 8,309	Cost of products sold	$ (2,705)	$ (2,867)	$ 0	$ 517

			Location on Consolidated	Gain/(Loss) Recognized in Earnings (Effective Portion) (3)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (5)
				Three Months Ended		Three Months Ended
Fair Value Hedges:			Statements of Operations	April 26, 2015	April 27, 2014	April 26, 2015	April 27, 2014
Commodity contracts			Cost of products sold	$ (3,769)	$ (15,889)	$ 203	$ (19)

Gain/(Loss) Recognized in Earnings
Location on Consolidated Statements of Operations
Three Months Ended
Derivatives Not Designated as Hedges:				April 26, 2015	April 27, 2014
Commodity contracts			Cost of products sold	$ (264)	$ 1,206

Derivative Gains and Losses:  Gains or losses (before tax, in thousands) related to the Company’s derivative instruments for the six months ended April 26, 2015, and April 27, 2014, were as follows:

	Gain/(Loss) Recognized in AOCL (Effective Portion) (1)		Location on	Gain/(Loss) Reclassified from AOCL into Earnings (Effective Portion) (1)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2)(4)
	Six Months Ended		Consolidated	Six Months Ended		Six Months Ended
Cash Flow Hedges:	April 26, 2015	April 27, 2014	Statements of Operations	April 26, 2015	April 27, 2014	April 26, 2015	April 27, 2014
Commodity contracts	$ (1,370)	$ 4,305	Cost of products sold	$ (7,084)	$ (6,116)	$ 0	$ 223

	Location on	Gain/(Loss) Recognized in Earnings (Effective Portion) (3)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2)(5)
	Consolidated	Six Months Ended		Six Months Ended
Fair Value Hedges:	Statements of Operations	April 26, 2015	April 27, 2014	April 26, 2015	April 27, 2014
Commodity contracts	Cost of products sold	$ (3,937)	$ (14,635)	$ 93	$ (57)

	Location on	Gain/(Loss) Recognized in Earnings
	Consolidated	Six Months Ended
Derivatives Not Designated as Hedges:	Statements of Operations	April 26, 2015	April 27, 2014
Commodity contracts	Cost of products sold	$ (135)	$ 689

(1)

Amounts represent gains or losses in AOCL before tax.  See Note G “Accumulated Other Comprehensive Loss” or the Consolidated Statements of Comprehensive Income for the after-tax impact of these gains or losses on net earnings.

(2)	There were no gains or losses excluded from the assessment of hedge effectiveness during the second quarter or first six months.
(3)

Amounts represent losses on commodity contracts designated as fair value hedges that were closed during the second quarter or first six months, which were offset by a corresponding gain on the underlying hedged purchase commitment.  Additional gains or losses related to changes in the fair value of open commodity contracts, along with the offsetting gain or loss on the hedged purchase commitment, are also marked-to-market through earnings with no impact on a net basis.

(4)	There were no gains or losses resulting from the discontinuance of cash flow hedges during the second quarter or first six months.
(5)	There were no gains or losses recognized as a result of a hedged firm commitment no longer qualifying as a fair value hedge during the second quarter or first six months.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of April 26, 2015, and October 26, 2014, and their level within the fair value hierarchy, are presented in the tables below.

Fair Value Measurements at April 26, 2015
(in thousands)	Fair Value at April 26, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Cash and cash equivalents (1)	$ 624,395	$ 624,395	$ -	$ -
Other trading securities (2)	120,290	40,996	79,294	-
Commodity derivatives (3)	3,088	3,088	-	-
Total Assets at Fair Value	$ 747,773	$ 668,479	$ 79,294	$ -

Liabilities at Fair Value:
Deferred compensation (2)	$ 55,311	$ 25,314	$ 29,997	$ -
Total Liabilities at Fair Value	$ 55,311	$ 25,314	$ 29,997	$ -

Fair Value Measurements at October 26, 2014
(in thousands)	Fair Value at October 26, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Cash and cash equivalents (1)	$ 334,174	$ 334,174	$ -	$ -
Other trading securities (2)	117,249	39,120	78,129	-
Commodity derivatives (3)	3,461	3,461	-	-
Total Assets at Fair Value	$ 454,884	$ 376,755	$ 78,129	$ -

Liabilities at Fair Value:
Deferred compensation (2)	$ 54,809	$ 23,642	$ 31,167	$ -
Total Liabilities at Fair Value	$ 54,809	$ 23,642	$ 31,167	$ -

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

(3)                                 The Company’s commodity derivatives represent futures contracts used in its hedging or other programs to offset price fluctuations associated with purchases of corn, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The Company’s futures contracts for corn are traded on the Chicago Board of Trade, while futures contracts for lean hogs are traded on the Chicago Mercantile Exchange.  These are active markets with quoted prices available and therefore these contracts are classified as Level 1.  All derivatives are reviewed for potential credit risk and risk of nonperformance.  The Company nets the derivative assets and liabilities for each of its hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract.  The net balance for each program is included in other current assets or accounts payable, as appropriate, in the Consolidated Statements of Financial Position.  As of April 26, 2015, the Company has recognized the right to reclaim net cash collateral of $6.3 million from various counterparties (including $13.7 million of cash less $7.4 million of realized losses on closed positions).  As of October 26, 2014, the Company had recognized the right to reclaim net cash collateral of $11.5 million from various counterparties (including $55.6 million of cash less $44.1 million of realized losses on closed positions).

The Company’s financial assets and liabilities also include accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value.  The Company does not carry its long-term debt at fair value in its Consolidated Statements of Financial Position.  Based on borrowing rates available to the Company for long-term financing with similar terms and average maturities, the fair value of long-term debt, utilizing discounted cash flows (Level 2), was $276.5 million as of April 26, 2015, and $273.8 million as of October 26, 2014.

In accordance with the provisions of ASC 820, the Company also measures certain nonfinancial assets and liabilities at fair value that are recognized or disclosed on a nonrecurring basis (e.g. goodwill, intangible assets, and property, plant and equipment).  During the six months ended April 26, 2015, and April 27, 2014, there were no remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

NOTE K                                              PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic benefit cost for pension and other post-retirement benefit plans consists of the following:

	Pension Benefits
	Three Months Ended		Six Months Ended
(in thousands)	April 26, 2015	April 27, 2014	April 26, 2015	April 27, 2014
Service cost	$7,199	$6,477	$14,398	$12,980
Interest cost	13,130	13,219	26,261	26,593
Expected return on plan assets	(22,198)	(20,862)	(44,396)	(41,977)
Amortization of prior service cost	(1,219)	(1,243)	(2,439)	(2,486)
Recognized actuarial loss	4,625	3,171	9,226	6,353
Net periodic cost	$1,537	$762	$3,050	$1,463

	Post-retirement Benefits
	Three Months Ended		Six Months Ended
(in thousands)	April 26, 2015	April 27, 2014	April 26, 2015	April 27, 2014
Service cost	$443	$483	$885	$966
Interest cost	3,336	3,786	6,672	7,571
Amortization of prior service cost	(334)	(334)	(668)	(668)
Recognized actuarial gain	(1)	-	(1)	(1)
Net periodic cost	$3,444	$3,935	$6,888	$7,868

NOTE L                                               INCOME TAXES

The amount of unrecognized tax benefits, including interest and penalties, at April 26, 2015, recorded in other long-term liabilities was $25.3 million, of which $16.4 million would impact the Company’s effective tax rate if recognized.  The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense, with $0.4 million included in expense for both the second quarter and first six months of fiscal 2015.  The amount of accrued interest and penalties at April 26, 2015, associated with unrecognized tax benefits was $3.1 million.

The Company is regularly audited by federal and state taxing authorities.  During the fourth quarter of fiscal year 2014 the I.R.S. opened an examination of the Company’s consolidated federal income tax returns for fiscal year 2013; that audit is still ongoing.  During the first quarter of fiscal year 2015, the Company entered into a voluntary program with the I.R.S. called the Compliance Assurance Process (“CAP”).  The objective of CAP is to contemporaneously work with the I.R.S. to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return.  The Company has elected to participate in the CAP program for 2015 and may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time.

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

	Three Months Ended		Six Months Ended
(in thousands)	April 26, 2015	April 27, 2014	April 26, 2015	April 27, 2014
Sales to Unaffiliated Customers
Grocery Products	$397,265	$392,030	$807,016	$793,550
Refrigerated Foods	1,022,511	1,111,244	2,166,726	2,239,665
Jennie-O Turkey Store	438,912	380,425	878,931	779,825
Specialty Foods	287,424	217,176	550,698	413,155
International & Other	133,233	143,991	271,047	261,343
Total	$2,279,345	$2,244,866	$4,674,418	$4,487,538

Intersegment Sales
Grocery Products	$-	$-	$-	$-
Refrigerated Foods	3,560	6,601	7,743	12,347
Jennie-O Turkey Store	36,398	36,870	71,782	69,999
Specialty Foods	25	18	46	52
International & Other	-	-	-	-
Total	$39,983	$43,489	$79,571	$82,398
Intersegment elimination	(39,983)	(43,489)	(79,571)	(82,398)
Total	$-	$-	$-	$-

Net Sales
Grocery Products	$397,265	$392,030	$807,016	$793,550
Refrigerated Foods	1,026,071	1,117,845	2,174,469	2,252,012
Jennie-O Turkey Store	475,310	417,295	950,713	849,824
Specialty Foods	287,449	217,194	550,744	413,207
International & Other	133,233	143,991	271,047	261,343
Intersegment elimination	(39,983)	(43,489)	(79,571)	(82,398)
Total	$2,279,345	$2,244,866	$4,674,418	$4,487,538

Segment Operating Profit
Grocery Products	$55,327	$54,890	$96,702	$111,232
Refrigerated Foods	114,837	75,397	215,989	160,696
Jennie-O Turkey Store	74,596	52,808	167,616	112,353
Specialty Foods	21,144	19,134	39,720	40,389
International & Other	21,383	20,863	35,767	43,420
Total segment operating profit	$287,287	$223,092	$555,794	$468,090

Net interest and investment expense (income)	1,966	3,399	3,895	5,320
General corporate expense	9,824	7,152	13,077	16,068
Noncontrolling interest	234	616	946	1,726

Earnings before income taxes	$275,731	$213,157	$539,768	$448,428

NOTE N                                               SUBSEQUENT EVENT

On May 26, 2015, subsequent to the end of the second quarter, the Company announced that it has entered into a definitive agreement to acquire Applegate Farms, LLC (Applegate), of Bridgewater, N.J. for a preliminary purchase price of $775 million in cash.  The Company expects to close the acquisition within 60 days subject to regulatory approvals.  The purchase price is expected to be funded by the Company with cash on hand generated from operations and short-term financing.

Applegate® is the No. 1 brand in natural and organic value-added prepared meats and this acquisition would allow the Company to expand the breadth of its protein offerings to provide consumers more choice in that fast growing category.  Operating results for this acquisition will be reflected in the Refrigerated Foods reporting segment.

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

The Company reported net earnings per diluted share of $0.67 for the second quarter of fiscal 2015, compared to $0.52 per diluted share in the second quarter of fiscal 2014.  Significant factors impacting the quarter were:

•                  Record net earnings and sales with all five of the Company’s reporting segments generating segment profit growth.

•                  The Refrigerated Foods segment delivered segment profit gains driven by strong value-added product sales and lower pork input costs.

•                  Jennie-O Turkey Store provided segment profit gains with continued growth of value-added products and lower grain and fuel input costs.

•                  Grocery Products segment profit benefitted from input cost relief.

•                  Specialty Foods segment profit benefitted from synergies achieved with the recently acquired CytoSport Holdings, LLC (CytoSport) business.

•                  International & Other segment profit gains were driven by improved joint venture results despite declines in exports.

Consolidated Results

Net earnings attributable to the Company for the second quarter of fiscal 2015 increased 28.6 percent to $180.2 million from $140.1 million in the same quarter of fiscal 2014.  Diluted earnings per share for the second quarter increased to $0.67 from $0.52 in the second quarter of fiscal 2014.  Net earnings attributable to the Company for the first six months of fiscal 2015 increased 19.9 percent to $351.9 million from $293.4 million in fiscal 2014.  Diluted earnings per share for the same period were $1.30 in fiscal 2015, compared to $1.09 in the prior year.

Adjusted(1) net earnings attributable to the Company for the first six months of fiscal 2015 increased 25.3 percent to $367.5 million from $293.4 million in the same six months of fiscal 2014.  Adjusted(1) diluted earnings per share for the same period increased 24.8 percent to $1.36 compared to $1.09 last year.

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

(1)Adjusted net earnings and diluted net earnings per share exclude nonrecurring charges relating to the closure of the Stockton, California, manufacturing facility and the exit from international joint venture businesses in the first quarter of fiscal 2015.  The table below shows the calculations to reconcile from the non-GAAP adjusted measures to the GAAP measures.

Six Months ended April 26, 2015

(In thousands, except per share amounts)	Non- GAAP Adjusted Earnings	Stockton Plant Closure	International Joint Venture Businesses Exit	GAAP Earnings
Grocery Products	$107,228	$(10,526)		$96,702
Refrigerated Foods	215,989			215,989
Jennie-O Turkey Store	167,616			167,616
Specialty Foods	39,720			39,720
International & Other	45,313		$(9,546)	35,767
Total segment operating profit	575,866	(10,526)	(9,546)	555,794
Net interest & investment expense	(3,895)			(3,895)
General corporate expense	(13,077)			(13,077)
Earnings before income taxes	558,894	(10,526)	(9,546)	538,822
Income taxes	(191,358)	3,685	770	(186,903)
Net earnings attributable to Hormel Foods Corporation	$367,536	$(6,841)	$(8,776)	$351,919

Diluted net earnings per share	$1.36	$(0.03)	$(0.03)	$1.30

Net sales for the second quarter of fiscal 2015 increased 1.5 percent to a record $2.28 billion from $2.24 billion in the second quarter of fiscal 2014.  Net sales for the first six months of fiscal 2015 were also a record increasing 4.2 percent to $4.67 billion from $4.49 billion in the second quarter of fiscal 2014.  Tonnage increased 5.3 percent to 1.29 billion lbs. for the second quarter compared to 1.22 billion lbs. in the same quarter of last year, and increased 4.2 percent for the first six months of fiscal 2015 to 2.60 billion lbs. compared to 2.49 billion lbs. for the comparable period in fiscal 2014.

Net sales and tonnage for the second quarter and first six months of fiscal 2015 were enhanced by the following incremental sales of material product lines not included in the prior year:

(in thousands)

	Three Months		Six Months
Segment	Net Sales	Tonnage (lbs.)	Net Sales	Tonnage (lbs.)
Specialty Foods	$82,655	35,082	$143,648	62,737
Grocery Products	24,121	15,862	41,578	30,075
International & Other	-	-	5,866	3,130

Continued sales gains of value-added products for Refrigerated Foods and Jennie-O Turkey Store also drove the increase for the second quarter.  These gains offset lower export sales for the Company’s international businesses and the dissolution of the Precept Foods joint venture at the end of fiscal year 2014.

Cost of products sold for the second quarter of fiscal 2015 decreased 2.5 percent to $1.82 billion compared to $1.87 billion in the second quarter last year, and increased 1.6 percent to $3.77 billion in the first six months compared to $3.71 billion in the prior fiscal year.  Lower pork input costs for the Refrigerated Foods, Grocery Products, and International & Other segments led to the decrease for the quarter.  For the second quarter and first six months, additional product costs from the acquisition of CytoSport and a $4.5 million charge for the closure of its production facility in Benicia, CA partially offset those reductions.  First six month results also reflect nonrecurring charges totaling $10.5 million related to the closure of the Stockton, California manufacturing facility.

Gross profit for the second quarter and first six months of fiscal 2015 was $459.6 million and $904.2 million, respectively, compared to $378.8 million and $777.4 million for the same periods last year.  Gross profit as a percentage of net sales increased to 20.2 percent for the second quarter of fiscal 2015 from 16.9 percent in the same quarter of fiscal 2014, and increased to 19.3 percent for the first six months compared to 17.3 percent in fiscal 2014. Continued robust value-added product sales for both Refrigerated Foods and Jennie-O Turkey Store enhanced margin gains.  Lower pork input costs for Refrigerated Foods and favorable fuel costs for Jennie-O Turkey Store also contributed to the higher margins.  Additionally, shipping and handling expenses for the second quarter and first six months of fiscal 2015 have increased in the Specialty Foods and Jennie-O Turkey Store segments.

The record results enjoyed in the first half of the year have well positioned the Company to deliver earnings growth for the fiscal year.  However, the Company expects Jennie-O Turkey Store to be challenged by the expected headwinds created from the impact of highly pathogenic avian influenza (HPAI) on the turkey supply chain.  Growth of value-added product lines in the Refrigerated Foods segment should offset lower pork operating margins.  The Grocery Products segment is expected to benefit from lower pork input costs.  Specialty Foods is positioned to deliver earnings increases in the second half of the year with the CytoSport business and the improving port conditions should provide some relief for the International segment in the second half of the year.  The Company expects the pending Applegate Foods, LLC (Applegate) acquisition to be neutral to earnings in fiscal 2015 after factoring in transaction costs and fair value adjustments.  The benefits of this acquisition should be fully realized in fiscal 2016.

Selling, general and administrative expenses for the second quarter and first six months of fiscal 2015 were $189.7 million and $370.0 million, respectively, compared to $165.8 million and $332.0 million in the prior year.  Selling, general and administrative expenses as a percentage of net sales increased to 8.3 percent and 7.9 percent of net sales in the second quarter and first six months of 2015 compared to 7.4 percent for both the second quarter and first six months in 2014.  Higher employee-related expenses and increased advertising expenses representing the additions from acquisitions led to the increase compared to last year.  The Company expects selling, general and administrative expenses to be between 7.5 percent and 7.8 percent for the full year in fiscal 2015.

Equity in earnings of affiliates was $7.9 million and $9.5 million for the second quarter and first six months of fiscal 2015, respectively, compared to $3.6 million and $8.3 million for the same periods last year.  Improved results from the Company’s MegaMex Foods joint venture reflecting incentive expense in the prior year more than offset overall lower results in the Company’s international joint ventures in the second quarter and pre-tax charges associated with the exit from international joint venture businesses totaling $9.5 million in the first quarter of fiscal 2015 compared to last year.

The effective tax rate for both the second quarter and first six months of fiscal 2015 was 34.6 percent, compared to 34.0 percent and 34.2 percent for the second quarter and first six month of fiscal 2014.  The higher rate for the second quarter and first six months of the current year is predominantly due to the unfavorable impact of the exit from international joint venture businesses.  The Company expects a full-year effective tax rate between 34.0 and 35.0 percent for fiscal 2015.

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

	Three Months Ended			Six Months Ended
(in thousands)	April 26, 2015	April 27, 2014	% Change	April 26, 2015	April 27, 2014	% Change
Net Sales
Grocery Products	$397,265	$392,030	1.3	$807,016	$793,550	1.7
Refrigerated Foods	1,022,511	1,111,244	(8.0)	2,166,726	2,239,665	(3.3)
Jennie-O Turkey Store	438,912	380,425	15.4	878,931	779,825	12.7
Specialty Foods	287,424	217,176	32.3	550,698	413,155	33.3
International & Other	133,233	143,991	(7.5)	271,047	261,343	3.7
Total	$2,279,345	$2,244,866	1.5	$4,674,418	$4,487,538	4.2

Segment Operating Profit
Grocery Products	$55,327	$54,890	0.8	$96,702	$111,232	(13.1)
Refrigerated Foods	114,837	75,397	52.3	215,989	160,696	34.4
Jennie-O Turkey Store	74,596	52,808	41.3	167,616	112,353	49.2
Specialty Foods	21,144	19,134	10.5	39,720	40,389	(1.7)
International & Other	21,383	20,863	2.5	35,767	43,420	(17.6)
Total segment operating profit	$287,287	$223,092	28.8	$555,794	$468,090	18.7
Net interest and investment expense (income)	1,966	3,399	(42.2)	3,895	5,320	(26.8)
General corporate expense	9,824	7,152	37.4	13,077	16,068	(18.6)
Noncontrolling interest	234	616	(62.0)	946	1,726	(45.2)

Earnings before income taxes	$275,731	$213,157	29.4	$539,768	$448,428	20.4

Grocery Products

The Grocery Products segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market.  This segment also includes the results from the Company’s MegaMex joint venture.

Results for the Grocery Products segment for the second quarter and first six months compared to the prior year are as follows:

	Three Months			Six Months
(in thousands)	April 26, 2015	April 27, 2014	% Change	April 26, 2015	April 27, 2014	% Change
Net sales	$397,265	$392,030	1.3	$807,016	$793,550	1.7
Tonnage (lbs.)	219,868	212,428	3.5	450,795	440,384	2.4
Segment profit	$55,327	$54,890	0.8	$96,702	$111,232	(13.1)

Additional MegaMex Foods products not included in the prior year contributed an incremental $24.1 million of net sales and 15.9 million lbs. for the second quarter, and $41.6 million of net sales and 30.1 million lbs. for the first six months of fiscal 2015 to top-line results.  Strong sales of the SPAM family of products also contributed to the improved net sales results.  Sales of Hormel Compleats microwave meals declined during the second quarter.  Sales of SKIPPY peanut butter products were also down due to pricing declines in the category.

Grocery Products continues to drive sales by leveraging the Company’s iconic brands in new and innovative ways.  The coast-to-coast SPAMERICANTM Tour kicked off in the second quarter, featuring the SPAM family of products.

Segment profit results in the second quarter were aided by lower pork input costs and increased equity results, while the decline in segment profit in the first six months of fiscal 2015 was largely attributed to nonrecurring charges totaling $10.5 million related to the closure of the Stockton, California manufacturing facility.

The Company anticipates strong segment profit growth in the second half of the year, benefitting from continued lower input costs and softer prior year comparisons.

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

Results for the Refrigerated Foods segment for the second quarter and first six months compared to the prior year are as follows:

	Three Months			Six Months
(in thousands)	April 26, 2015	April 27, 2014	% Change	April 26, 2015	April 27, 2014	% Change
Net sales	$1,022,511	$1,111,244	(8.0)	$2,166,726	$2,239,665	(3.3)
Tonnage (lbs.)	584,315	578,101	1.1	1,187,022	1,196,620	(0.8)
Segment profit	$114,837	$75,397	52.3	$215,989	$160,696	34.4

Retail sales gains were led by Hormel pepperoni and Hormel Gatherings party trays for both the second quarter and first six months of fiscal 2015.  Foodservice sales of Hormel Bacon 1 fully cooked bacon and Hormel pizza toppings also experienced gains for both the second quarter and first six months.  A new Austin Blues competition-style barbecue meats line was launched in the second quarter in the foodservice channel as the Company continues to drive innovation in the category.  Despite robust value-added sales, sales declined overall in the second quarter primarily due to price decreases on items such as bacon, driven by declining pork markets, and the dissolution of the Precept Foods joint venture at the end of fiscal 2014.

Strong segment profit results were driven by lower input costs along with strong sales growth of value-added products.  Both the value-added retail and foodservice businesses as well as the Affiliated Business Units posted significant segment profit gains compared to the prior year.

Entering the second half of the year, the Company expects to continue to benefit from lower input costs.  Additionally, value-added sales are expected to continue to enhance both top and bottom-line results, although year-over-year growth is expected to be less robust in light of difficult comparisons to the prior year’s strong third quarter.  Additional Applegate sales are expected towards the end of the third quarter, but the benefit of that business will be offset by expenses and fees related to the transaction.  The benefits of this acquisition should be fully realized in fiscal 2016.

Jennie-O Turkey Store

The Jennie-O Turkey Store (JOTS) segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for retail, foodservice, and fresh product customers.

Results for the JOTS segment for the second quarter and first six months compared to the prior year are as follows:

	Three Months			Six Months
(in thousands)	April 26, 2015	April 27, 2014	% Change	April 26, 2015	April 27, 2014	% Change
Net sales	$438,912	$380,425	15.4	$878,931	$779,825	12.7
Tonnage (lbs.)	229,144	201,819	13.5	460,357	413,431	11.4
Segment profit	$74,596	$52,808	41.3	$167,616	$112,353	49.2

Net sales growth for the second quarter of fiscal 2015 was primarily driven by robust sales of value-added products compared to the prior year.  Sales growth was led by strong sales of Jennie-O lean ground turkey and Jennie-O rotisserie turkey for both the second quarter and first six months of fiscal 2015.

In addition to improved value-added product results, segment profit for the second quarter of fiscal 2015 benefitted from improved live production performance.  Lower feed and fuel costs also contributed to the improved performance as compared to the higher costs seen in the prior year due to the extended harsh winter.

In late March, the Midwest began experiencing significant outbreaks of HPAI impacting farms scheduled to supply Jennie-O Turkey Store with turkeys, which caused a modest financial impact in the second quarter.  Looking ahead in fiscal 2015, the Company expects Jennie-O Turkey Store to be significantly challenged due to the impacts of HPAI on the turkey supply chain.  The number of birds through the Company’s facilities was reduced at the beginning of the third quarter as a result of the impact of HPAI on bird supply.  Rationalization of future sales promotions and product mix is taking place to properly manage the available meat supplies as prices are expected to increase as additional farms are identified.

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

Results for the Specialty Foods segment for the second quarter and first six months compared to the prior year are as follows:

	Three Months			Six Months
(in thousands)	April 26, 2015	April 27, 2014	% Change	April 26, 2015	April 27, 2014	% Change
Net sales	$287,424	$217,176	32.3	$550,698	$413,155	33.3
Tonnage (lbs.)	177,038	151,028	17.2	345,910	295,243	17.2
Segment profit	$21,144	$19,134	10.5	$39,720	$40,389	(1.7)

The comparative sales results for the second quarter and first six months reflect the addition of the CytoSport business acquired on August 11, 2014, which contributed $82.6 million of net sales and 35.0 million lbs. for the second quarter and $143.6 million of net sales and 62.7 million lbs. for the first six months for Specialty Foods in fiscal 2015.

The improved segment profit results for the second quarter of fiscal 2015 were primarily driven by the incremental CytoSport results, despite a $4.5 million charge due to the closure of its production facility in Benicia, C.A.

Specialty Foods is positioned for strong performance in the second half of the year as the Company has realized synergies and distribution gains while igniting innovation to build the Muscle Milk brand to enhance segment growth.

International & Other

The International & Other segment includes the Hormel Foods International operating segment, which manufactures, markets, and sells Company products internationally.  This segment also includes the results from the Company’s international joint ventures and miscellaneous corporate sales.

Results for the International & Other segment for the second quarter and first six months compared to the prior year are as follows:

	Three Months			Six Months
(in thousands)	April 26, 2015	April 27, 2014	% Change	April 26, 2015	April 27, 2014	% Change
Net sales	$133,233	$143,991	(7.5)	$271,047	$261,343	3.7
Tonnage (lbs.)	78,928	81,065	(2.6)	151,259	145,878	3.7
Segment profit	$21,383	$20,863	2.5	$35,767	$43,420	(17.6)

Lower sales in the second quarter were primarily due to declines in exports which were hampered by port challenges and demand pressure from the strong US dollar.  Continued strong growth in China partially offset the decline.  The additional China based SKIPPY peanut butter sales also enhanced top-line results for the first six months of fiscal 2015, contributing an incremental $5.9 million of net sales and 3.1 million lbs.

For segment profit results, improved royalties and positive results from the Company’s international joint ventures for the second quarter were partially offset by reduced exports due to the port challenges.  For the first six months, International & Other segment profits were also negatively impacted by nonrecurring charges of $9.5 million related to the exit from international joint venture businesses.

On March 16, 2015, the Company purchased the remaining 19.29% ownership interest in its Shanghai Hormel Foods Corporation joint venture from the minority partner Shanghai Shangshi Meat Products Co. Ltd., resulting in 100.0% ownership of that business at the end of the second quarter.

Looking ahead, the Company expects the International & Other segment to deliver growth with improved export sales and solid results from the Company’s China business.

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

Net interest and investment expense (income) for the second quarter and first six months of fiscal 2015 was a net expense of $2.0 million and $3.9 million, respectively, compared to $3.4 million and $5.3 million for the second quarter and six months of fiscal 2014.  Interest expense was flat with the prior year at $3.1 and $6.2 million for the second quarter and first six months, respectively.

General corporate expense for the second quarter and first six months of fiscal 2015 was $9.8 million and $13.1 million, respectively, compared to $7.2 million and $16.1 million for the comparable periods of fiscal 2014.  The increased expense for the second quarter was primarily due to increased salary-related expenses while the decreased expense for the first six months reflects the miscellaneous sale of assets and sales and use tax refunds.

Net earnings attributable to the Company’s noncontrolling interests were $0.2 million and $0.9 million for the second quarter and first six months of fiscal 2015, respectively, compared to $0.6 million and $1.7 million for the comparable periods of fiscal 2014.  The change reflects the dissolution of the Company’s Precept Foods joint venture at the end of fiscal 2014.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions that was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 26, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $624.4 million at the end of the second quarter of fiscal year 2015 compared to $499.3 million at the end of the comparable fiscal 2014 period.

Cash provided by operating activities was $445.7 million in the first six months of fiscal 2015 compared to $275.0 million in the same period of fiscal 2014.   Increased earnings and overall favorable changes in working capital were the primary drivers of the improved cash flows in fiscal 2015.

Cash used in investing activities was $38.6 million in the first six months of fiscal 2015 compared to $112.4 million in the comparable quarter of fiscal 2014.  The first six months of 2014 include $41.5 million spent to purchase the China based SKIPPY peanut butter business in Weifang, China from Unilever United States Inc.  Capital expenditures in the first six months of fiscal 2015 have decreased to $55.0 million from $77.1 million in the comparable six months of fiscal 2014.  The Company currently estimates its fiscal 2015 capital expenditures will be approximately $165.0 to $180.0 million.

Cash used in financing activities was $115.2 million in the first six months of fiscal 2015 compared to $97.1 million in the same period of fiscal 2014.  On March 16, 2015, the Company purchased the remaining 19.29% ownership interest in its Shanghai Hormel Foods Corporation joint venture from the minority partner Shanghai Shangshi Meat Products Co. Ltd., resulting in 100.0% ownership of that business at the end of the second quarter.  The interest was purchased with $11.7 million in cash, along with the transfer of land use rights and buildings held by the joint venture.  The Company did not repurchase any of its common stock in the first six months of fiscal 2015 compared to $15.1 million purchased in the first six months of the prior year.  For additional information pertaining to the Company’s share repurchase plans or programs, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Cash dividends paid to the Company’s shareholders continue to be an ongoing financing activity for the Company.  Dividends paid in the first six months of fiscal 2015 were $118.7 million compared to $97.6 million in the comparable period of fiscal 2014.  For fiscal 2015, the annual dividend rate has been increased to $1.00 per share, representing the 49th consecutive annual dividend increase.  The Company has paid dividends for 347 consecutive quarters and expects to continue doing so.

The Company is required, by certain covenants in its debt agreements, to maintain specified levels of financial ratios and financial position.  At the end of the second quarter of fiscal 2015, the Company was in compliance with all of these debt covenants.

Cash flows from operating activities continue to provide the Company with its principal source of liquidity.  The Company does not anticipate a significant risk to cash flows from this source in the foreseeable future because the Company operates in a relatively stable industry and has a balanced business model that provides the Company the ability to navigate challenges and continue to deliver consistent growth over the long term.

Maximizing the value returned to shareholders through quarterly dividend payments remains a priority for the Company in fiscal 2015.  The Company seeks strategic acquisitions to generate growth, as evidenced by the recent announcement of the pending Applegate acquisition, and will continue to invest in product innovations.  Capital spending to enhance and expand current operations will also be a significant cash outflow for fiscal 2015.

Contractual Obligations and Commercial Commitments

The Company records income taxes in accordance with the provisions of ASC 740, Income Taxes.  The Company is unable to determine its contractual obligations by year related to this pronouncement, as the ultimate amount or timing of settlement of its reserves for income taxes cannot be reasonably estimated.  The total liability for unrecognized tax benefits, including interest and penalties, at April 26, 2015, was $25.3 million.

On May 26, 2015, subsequent to the end of the second quarter, the Company entered into a definitive agreement to acquire Applegate for a preliminary purchase price of $775 million in cash.  The Company expects to close the acquisition within 60 days subject to regulatory approvals.  The purchase price is expected to be funded by the Company with existing cash on hand generated from operations and short-term financing.  There have been no other material changes to the information regarding the Company’s future contractual financial obligations that was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 26, 2014.

Off-Balance Sheet Arrangements

As of April 26, 2015, and October 26, 2014, the Company had $42.0 million and $41.7 million, respectively, of standby letters of credit issued on its behalf.  The standby letters of credit are primarily related to the Company’s self-insured workers compensation programs.  However, that amount also includes $3.5 million of revocable standby letters of credit for obligations of an affiliated party that may arise under workers compensation claims.  Letters of credit are not reflected in the Company’s Consolidated Statements of Financial Position.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Hog Markets:  The Company’s earnings are affected by fluctuations in the live hog market.  To minimize the impact on earnings, and to ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 10 years.  Purchased hogs under contract accounted for 94 percent and 97 percent of the total hogs purchased by the Company during the first six months of fiscal 2015 and 2014, respectively.  The majority of these contracts use market-based formulas based on hog futures, hog primal values, or industry reported hog markets.  Other contracts use a formula based on the cost of production, which can fluctuate independently from hog markets.  Under normal, long-term market conditions, changes in the cash hog market are offset by proportional changes in primal values.  Therefore, a hypothetical 10 percent change in the cash hog market would have had an immaterial effect on the Company’s results of operations.

Certain procurement contracts allow for future hog deliveries (firm commitments) to be forward priced.  The Company generally hedges these firm commitments by using hog futures contracts.  These futures contracts are designated and accounted for as fair value hedges.  The change in the market value of such futures contracts is highly effective at offsetting changes in price movements of the hedged item, and the Company evaluates the effectiveness of the contracts at least quarterly.  Changes in the fair value of the futures contracts, along with the gain or loss on the firm commitment, are marked-to-market through earnings and are recorded on the Consolidated Statements of Financial Position as a current asset and liability, respectively.  The fair value of the Company’s open futures contracts as of April 26, 2015, was $2.2 million compared to $0.6 million as of October 26, 2014.

The Company measures its market risk exposure on its hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in market prices.  A 10 percent increase in market prices would have negatively impacted the fair value of the Company’s April 26, 2015, open contracts by $2.0 million, which in turn would lower the Company’s future cost of purchased hogs by a similar amount.

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

To reduce the Company’s exposure to changes in grain prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future direct grain purchases.  This program currently utilizes corn futures for JOTS, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value with an unrealized loss of $(7.5) million, before tax, on the Consolidated Statements of Financial Position as of April 26, 2015, compared to an unrealized loss of $(11.3) million, before tax, as of October 26, 2014.

The Company measures its market risk exposure on its grain futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain.  A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s April 26, 2015, open grain contracts by $8.1 million, which in turn would lower the Company’s future cost on purchased grain by a similar amount.

Long-Term Debt:  A principal market risk affecting the Company is the exposure to changes in interest rates on the Company’s fixed-rate, long-term debt.  Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $3.3 million.  The fair value of the Company’s long-term debt was estimated using discounted future cash flows based on the Company’s incremental borrowing rate for similar types of borrowing arrangements.

Investments:  The Company holds trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans.  As of April 26, 2015, the balance of these securities totaled $120.3 million.  A majority of these securities represent fixed income funds.  The Company is subject to market risk due to fluctuations in the value of the remaining investments, as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis.  A 10 percent decline in the value of the investments not held in fixed income funds would have a direct negative impact to the Company’s pretax earnings of approximately $4.1 million, while a 10 percent increase in value would have a positive impact of the same amount.

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

(b)               Internal Controls.

During the first six months of fiscal year 2015, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Additionally, if a highly pathogenic disease outbreak developed in the United States, it may negatively impact the national economy, demand for Company products, and/or the Company’s workforce availability, and the Company’s financial results could suffer.  The Company has developed contingency plans to address infectious disease scenarios and the potential impact on its operations, and will continue to update these plans as necessary.  There can be no assurance given, however, that these plans will be effective in eliminating the negative effects of any such diseases on the Company’s operating results.

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

The Company is subject to risks associated with the outbreak of disease in pork and beef livestock, and poultry flocks, including Bovine Spongiform Encephalopathy (BSE), pneumo-virus, Porcine Circovirus 2 (PCV2), Porcine Reproduction & Respiratory Syndrome (PRRS), Foot-and-Mouth Disease (FMD), Porcine Epidemic Diarrhea Virus (PEDv), and Highly Pathogenic Avian Influenza (HPAI).  The outbreak of disease could adversely affect the Company’s supply of raw materials, increase the cost of production, reduce utilization of the Company’s harvest facilities, and reduce operating margins.  Additionally, the outbreak of disease may hinder the Company’s ability to market and sell products both domestically and internationally.  Most recently, HPAI has impacted the Company’s Jennie-O Turkey Store operations and several of the Company’s independent turkey suppliers.  The spread of HPAI in the industry continues to be a concern and will reduce volume through the Company’s turkey facilities through at least the second half of the year.  The Company has developed business continuity plans for various disease scenarios and will continue to update these plans as necessary.  There can be no assurance given, however, that these plans will be effective in eliminating the negative effects of any such diseases on the Company’s operating results.

Market demand for the Company’s products may fluctuate.

The Company faces competition from producers of alternative meats and protein sources, including pork, beef, turkey, chicken, fish, peanut butter, and whey.  The bases on which the Company competes include:

▪                 price;

▪                  product quality and attributes;

▪                  brand identification;

▪                  breadth of product line; and

▪                  customer service.

Demand for the Company’s products is also affected by competitors’ promotional spending, the effectiveness of the Company’s advertising and marketing programs, and consumer perceptions.  Trends within the food industry change often, and failure to identify and react to changes in these trends could lead to, among other things, reduced demand and price reductions for the Company’s brands and products.  The Company may be unable to compete successfully on any or all of these bases in the future.

The Company’s operations are subject to the general risks associated with acquisitions.

The Company has made several acquisitions in recent years, including the recently announced acquisition of Applegate planned for the second half of fiscal 2015, and regularly reviews opportunities for strategic growth through acquisitions.  Potential risks associated with acquisitions include the inability to integrate new operations successfully, the diversion of management’s attention from other business concerns, the potential loss of key employees and customers of the acquired companies, the possible assumption of unknown liabilities, potential disputes with the sellers, potential impairment charges if purchase assumptions are not achieved or market conditions decline, and the inherent risks in entering markets or lines of business in which the Company has limited or no prior experience.  Any or all of these risks could impact the Company’s financial results and business reputation.  In addition, acquisitions outside the United States may present unique challenges and increase the Company’s exposure to the risks associated with foreign operations.

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

As of April 26, 2015, the Company had approximately 20,600 employees worldwide, of which approximately 5,300 were represented by labor unions, principally the United Food and Commercial Workers Union.  A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities or contracted hog processing facilities that results in work slowdowns or stoppages could harm the Company’s financial results.  Union contracts at the Company’s facilities in Algona, Iowa; Atlanta, Georgia; Austin, Minnesota; Beloit, Wisconsin; and Fremont, Nebraska will expire during fiscal 2015, covering a combined total of approximately 3,300 employees.  Negotiations at these facilities have not yet been initiated.  A union contract at the Company’s facility in Vernon, California expired in April 2015, and the Company negotiated a new contract for this facility during the second quarter.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the Second Quarter of Fiscal 2015

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[2]
January 26, 2015 – March 1, 2015	9	$ 51.72	-	8,187,700
March 2, 2015 – March 29, 2015	-	-	-	8,187,700
March 30, 2015 – April 26, 2015	-	-	-	8,187,700
Total	9	$ 51.72	-

1The 9 shares repurchased during the second quarter, other than through publicly announced plans or programs, represent purchases for a Company employee award program.

2On January 31, 2013, the Company announced that its Board of Directors had authorized the repurchase of 10,000,000 shares of its common stock with no expiration date.  The repurchase program was authorized at a meeting of the Company’s Board of Directors on January 29, 2013.

Item 6.  Exhibits

2.1

Purchase Agreement by and among Hormel Foods Corporation, Applegate Farms, LLC, the management sellers listed on Exhibit A, Weiser, Inc., Stephen M. McDonnell, SPC Partners IV, L.P., K&E Investment Partners, L.P. and Applegate Investment Corporation, dated May 26, 2015 (Exhibits identified in the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished to the Commission upon request.)

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

HORMEL FOODS CORPORATION
(Registrant)

Date: June 5, 2015	By	/s/ JODY H. FERAGEN
JODY H. FERAGEN
Executive Vice President, Chief Financial Officer, and Director
(Principal Financial Officer)

Date: June 5, 2015	By	/s/ JAMES N. SHEEHAN
JAMES N. SHEEHAN
Vice President and Controller
(Principal Accounting Officer)