Form 10-Q
period 2015-07-26
HORMEL FOODS CORP /DE/
filed 2015-09-04
CIK 48465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 26, 2015

or

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

Large accelerated filer X	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes   X  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 30, 2015
Common Stock	$.0293 par value	264,516,878
Common Stock Non-Voting	$.01 par value	-0-

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except share and per share amounts)

	July 26,	October 26,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$349,169	$334,174
Accounts receivable	549,056	609,526
Inventories	984,452	1,054,552
Income taxes receivable	15,466	25,678
Deferred income taxes	81,407	86,853
Prepaid expenses	17,376	15,250
Other current assets	6,850	6,738
TOTAL CURRENT ASSETS	2,003,776	2,132,771

GOODWILL	1,978,907	1,226,406

OTHER INTANGIBLES	548,967	554,890

PENSION ASSETS	166,743	130,284

INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	245,618	264,451

OTHER ASSETS	145,260	145,050

PROPERTY, PLANT AND EQUIPMENT
Land	70,950	61,809
Buildings	815,111	803,722
Equipment	1,678,830	1,597,044
Construction in progress	63,876	119,657
	2,628,767	2,582,232
Less allowance for depreciation	(1,626,957)	(1,580,465)
	1,001,810	1,001,767

TOTAL ASSETS	$6,091,081	$5,455,619

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except share and per share amounts)

	July 26,	October 26,
	2015	2014
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$393,795	$484,042
Short-term debt	350,000	-
Accrued expenses	64,212	76,836
Accrued workers compensation	38,608	35,406
Accrued marketing expenses	125,146	89,561
Employee related expenses	197,304	209,874
Taxes payable	6,812	5,507
Interest and dividends payable	69,230	53,466
TOTAL CURRENT LIABILITIES	1,245,107	954,692

LONG-TERM DEBT—less current maturities	250,000	250,000

PENSION AND POST-RETIREMENT BENEFITS	508,667	502,693

OTHER LONG-TERM LIABILITIES	110,713	112,176

DEFERRED INCOME TAXES	40,582	24,002

SHAREHOLDERS’ INVESTMENT
Preferred stock, par value $.01 a share— authorized 160,000,000 shares; issued—none
Common stock, non-voting, par value $.01 a share—authorized 400,000,000 shares; issued—none
Common stock, par value $.0293 a share— authorized 800,000,000 shares;
issued 264,322,372 shares July 26, 2015
issued 263,613,201 shares October 26, 2014	7,745	7,724
Additional paid-in capital	10,318	-
Accumulated other comprehensive loss	(191,843)	(207,700)
Retained earnings	4,106,566	3,805,654
HORMEL FOODS CORPORATION SHAREHOLDERS’ INVESTMENT	3,932,786	3,605,678
NONCONTROLLING INTEREST	3,226	6,378
TOTAL SHAREHOLDERS’ INVESTMENT	3,936,012	3,612,056

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$6,091,081	$5,455,619

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014

Net sales	$2,188,587	$2,284,947	$6,863,005	$6,772,485
Cost of products sold	1,779,197	1,920,948	5,549,454	5,631,086
GROSS PROFIT	409,390	363,999	1,313,551	1,141,399

Selling, general and administrative	184,627	153,035	554,659	485,009

Equity in earnings of affiliates	6,396	3,540	15,930	11,862

OPERATING INCOME	231,159	214,504	774,822	668,252

Other income and expense:
Interest and investment income	189	1,603	2,455	2,470
Interest expense	(3,129)	(3,125)	(9,290)	(9,312)

EARNINGS BEFORE INCOME TAXES	228,219	212,982	767,987	661,410

Provision for income taxes	81,263	73,968	268,166	227,232

NET EARNINGS	146,956	139,014	499,821	434,178
Less: Net earnings attributable to noncontrolling interest	18	1,039	964	2,765
NET EARNINGS ATTRIBUTABLE TO HORMEL FOODS CORPORATION	$146,938	$137,975	$498,857	$431,413

NET EARNINGS PER SHARE:
BASIC	$0.56	$0.52	$1.89	$1.63
DILUTED	$0.54	$0.51	$1.85	$1.60

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	264,258	263,983	263,987	263,887
DILUTED	270,602	270,400	270,369	270,345

DIVIDENDS DECLARED PER SHARE:	$0.25	$0.20	$0.75	$0.60

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014

NET EARNINGS	$146,956	$139,014	$499,821	$434,178
Other comprehensive income (loss), net of tax:
Foreign currency translation	(1,133)	305	(955)	(1,335)
Pension and other benefits	1,904	915	5,706	2,922
Deferred hedging	7,168	(10,663)	10,725	(4,171)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	7,939	(9,443)	15,476	(2,584)
COMPREHENSIVE INCOME	154,895	129,571	515,297	431,594
Less: Comprehensive income attributable to noncontrolling interest	43	1,049	978	2,738
COMPREHENSIVE INCOME ATTRIBUTABLE TO HORMEL FOODS CORPORATION	$154,852	$128,522	$514,319	$428,856

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT

(in thousands, except per share amounts)

(Unaudited)

	Hormel Foods Corporation Shareholders
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment

Balance at October 27, 2013	$7,725	$-	$-	$3,452,529	$(149,214)	$5,539	$3,316,579

Net earnings				602,677		3,349	606,026
Other comprehensive loss					(58,486)	(10)	(58,496)
Purchases of common stock		(58,937)					(58,937)
Stock-based compensation expense	1		14,392				14,393
Exercise of stock options/nonvested shares	35		6,068				6,103
Shares retired	(37)	58,937	(20,460)	(38,440)			-
Distribution to noncontrolling interest						(2,500)	(2,500)
Declared cash dividends – $.80 per share				(211,112)			(211,112)
Balance at October 26, 2014	$7,724	$-	$-	$3,805,654	$(207,700)	$6,378	$3,612,056

Net earnings				498,857		964	499,821
Other comprehensive income (loss)					15,462	14	15,476
Stock-based compensation expense	1		14,259				14,260
Exercise of stock options/nonvested shares	20		7,940				7,960
Purchase of additional ownership from noncontrolling interest			(11,881)		395	(2,549)	(14,035)
Distribution to noncontrolling interest						(1,581)	(1,581)
Declared cash dividends – $.75 per share				(197,945)			(197,945)
Balance at July 26, 2015	$7,745	$-	$10,318	$4,106,566	$(191,843)	$3,226	$3,936,012

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	July 26, 2015	July 27, 2014
OPERATING ACTIVITIES
Net earnings	$499,821	$434,178
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	92,842	90,189
Amortization of intangibles	6,185	6,945
Equity in earnings of affiliates, net of dividends	21,395	7,279
Provision for deferred income taxes	9,619	2,382
Gain on property/equipment sales and plant facilities	(6,645)	(1,261)
Non-cash investment activities	(1,198)	(1,852)
Stock-based compensation expense	14,260	12,690
Excess tax benefit from stock-based compensation	(14,139)	(17,814)
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	78,970	14,995
Decrease (increase) in inventories	89,375	(106,231)
Decrease in prepaid expenses and other current assets	45,310	5,034
Increase in pension and post-retirement benefits	(21,575)	(25,873)
Decrease in accounts payable and accrued expenses	(125,311)	(26,295)
Other	1,336	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	690,245	394,366

INVESTING ACTIVITIES
Acquisitions of businesses/intangibles	(768,339)	(41,876)
Purchases of property/equipment	(96,802)	(111,827)
Proceeds from sales of property/equipment	15,024	8,568
Decrease in investments, equity in affiliates, and other assets	3,424	905
NET CASH USED IN INVESTING ACTIVITIES	(846,693)	(144,230)

FINANCING ACTIVITIES
Proceeds from short-term debt	350,000	-
Dividends paid on common stock	(184,761)	(150,360)
Share repurchase	-	(28,068)
Proceeds from exercise of stock options	7,837	8,496
Excess tax benefit from stock-based compensation	14,139	17,814
Payment to noncontrolling interest	(11,702)	-
Distribution to noncontrolling interest	(1,581)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	173,932	(152,118)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,489)	(1,055)
INCREASE IN CASH AND CASH EQUIVALENTS	14,995	96,963
Cash and cash equivalents at beginning of year	334,174	434,014
CASH AND CASH EQUIVALENTS AT END OF QUARTER	$349,169	$530,977

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

Investments

The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans, which is included in other assets on the Consolidated Statements of Financial Position.  The securities held by the trust are classified as trading securities.  Therefore, unrealized gains and losses associated with these investments are included in the Company’s earnings.  Securities held by the trust generated losses of $0.6 million and gains of $2.4 million for the third quarter and nine months ended July 26, 2015, respectively, compared to gains of $1.6 million and $3.0 million for the third quarter and nine months ended July 27, 2014.  The Company has transitioned the majority of this portfolio to more fixed return investments to reduce the exposure to volatility in equity markets.

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

In May 2014, the FASB issued ASC 606, Revenue from Contracts with Customers.  This topic converges the guidance within U.S. generally accepted accounting principles and international financial reporting standards and supersedes ASC 605, Revenue Recognition.  The new standard requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services.  The new standard will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements.  On July 8, 2015, the FASB approved a one-year deferral of the effective date.  The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, and early application is not permitted.  Accordingly, the Company expects to adopt the provisions of this new accounting standard at the beginning of fiscal year 2019, and is currently assessing the impact on its consolidated financial statements.

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

In April 2015, the FASB updated the guidance within ASC 715, Compensation – Retirement Benefits.  The update provides guidance on simplifying the measurement date for defined benefit plan assets and obligations.  The amendments allow employers with fiscal year ends that do not coincide with a calendar month end to make an accounting policy election to measure defined benefit plan assets and obligations as of the end of the month closest to their fiscal year ends.  The new guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted.  The Company expects to adopt the new provisions of this accounting standard at the beginning of fiscal year 2017, and adoption is not expected to have a material impact on its consolidated financial statements.

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

NOTE B                                               ACQUISITIONS

On July 13, 2015, the Company acquired Applegate Farms, LLC (Applegate) of Bridgewater, New Jersey for a preliminary purchase price of $771.8 million in cash.  The purchase price is preliminary pending final working capital and other purchase accounting adjustments, and was funded by the Company with cash on hand and by utilizing short-term financing.

The acquisition was accounted for as a business combination using the acquisition method.  The Company has estimated the acquisition date fair values of the assets acquired and liabilities assumed as the Company is in the process of obtaining an independent appraisal.  The Company has recorded goodwill and will record intangible assets and the related deferred taxes once identified by an independent appraisal.  Therefore, a preliminary allocation of the purchase price to the acquired assets, liabilities, and goodwill is presented in the table below.

(in thousands)
Accounts receivable	$25,460
Inventory	20,214
Prepaid and other assets	2,916
Property, plant and equipment	3,463
Goodwill and intangibles	743,422
Current liabilities	(23,660)
Purchase price	$771,815

Goodwill is calculated as the excess of the purchase price over the fair value of the net assets recognized.  The goodwill recorded as part of the acquisition primarily reflects the value of the Applegate® brand, the supply chain for natural and organic products, and the potential to expand presence in the natural and organic channels.  A portion of the goodwill balance is expected to be deductible for income tax purposes.  The goodwill has been allocated to the Refrigerated Foods segment.

The Company recognized $8.6 million of transaction costs in the third quarter related to the acquisition and the charges were reported in selling, general and administrative expense in the Company’s Consolidated Statements of Operations.

Operating results for this acquisition have been included in the Company’s Consolidated Statements of Operations from the date of acquisition and are reflected in the Refrigerated Foods reporting segment.  The acquisition contributed $12.4 million of net sales for the third quarter ended July 26, 2015.

Applegate® is the No. 1 brand in natural and organic value-added prepared meats and this acquisition will allow the Company to expand the breadth of its protein offerings to provide consumers more choice in that fast growing category.

On August 11, 2014, the Company acquired CytoSport Holdings, Inc. (CytoSport) of Benicia, California for a preliminary purchase price of $420.9 million in cash.  The purchase price is preliminary pending final purchase accounting adjustments, and was funded by the Company with cash on hand and by utilizing funds from its revolving line of credit.  The agreement provides for a potential additional payment of up to $20.0 million subject to meeting specific financial performance criteria over the two years subsequent to the year of acquisition.  The Company has recognized a $10.3 million liability related to this potential payment as of July 26, 2015, based on the current estimated fair value determined by an independent appraisal.

The acquisition was accounted for as a business combination using the acquisition method.  The Company has estimated the acquisition date fair values of the assets acquired and liabilities assumed, using independent appraisals and other analyses, and is in the process of determining final purchase accounting adjustments.  Therefore, a preliminary allocation of the purchase price to the acquired assets, liabilities, and goodwill is presented in the table below.

(in thousands)
Accounts receivable	$30,580
Inventory	62,246
Prepaid and other assets	3,133
Property, plant and equipment	8,119
Intangible assets	183,607
Goodwill	274,238
Current liabilities	(59,366)
Long-term liabilities	(25,038)
Deferred taxes	(56,667)
Purchase price	$420,852

The liabilities shown above include $21.9 million representing potential payments owed under a supplier agreement, which are contingent on future production levels through fiscal year 2018.

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

Operating results for this acquisition have been included in the Company’s Consolidated Statements of Operations from the date of acquisition and are reflected in the Specialty Foods and International & Other reporting segments.  The acquisition contributed $84.5 million and $235.9 million of net sales for the third quarter and nine months ended July 26, 2015.

CytoSport is the maker of Muscle Milk® products and is a leading provider of premium protein products in the sports nutrition category.  CytoSport’s brands align with the Company’s focus on protein while further diversifying the Company’s portfolio.

On November 26, 2013, the Company acquired the China based SKIPPY peanut butter business from Conopco, Inc. (doing business as Unilever United States Inc.) of Englewood Cliffs, New Jersey for a final purchase price of $41.9 million in cash.  This acquisition includes the Weifang, China manufacturing facility and all sales in Mainland China.  The purchase price was funded by the Company with cash on hand.

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

A reconciliation of the number of options outstanding and exercisable (in thousands) as of July 26, 2015, and changes during the nine months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at October 26, 2014	17,402	$ 24.61
Granted	1,514	52.55
Exercised	1,147	18.83
Forfeited	1	18.71
Outstanding at July 26, 2015	17,768	27.37	5.2 years	$ 536,506
Exercisable at July 26, 2015	13,469	$ 22.64	4.2 years	$ 470,362

The weighted-average grant date fair value of stock options granted and the total intrinsic value of options exercised (in thousands) during the third quarter and first nine months of fiscal years 2015 and 2014, are as follows:

	Three Months Ended		Nine Months Ended
	July 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014
Weighted-average grant date fair value	$10.11	$10.52	$9.84	$9.70
Intrinsic value of exercised options	$10,223	$23,512	$42,824	$55,481

The fair value of each option award is calculated on the date of grant using the Black-Scholes valuation model utilizing the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	July 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014
Risk-free interest rate	1.9%	2.6%	2.1%	2.5%
Dividend yield	1.8%	1.7%	1.9%	1.8%
Stock price volatility	19.0%	20.0%	19.0%	20.0%
Expected option life	8 years	8 years	8 years	8 years

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

The Company’s nonvested shares granted on or before September 26, 2010, vest after five years or upon retirement.  Nonvested shares granted between September 27, 2010, and July 27, 2014, vest after one year.  Nonvested shares granted on or after July 28, 2014, vest on the earlier of the day before the Company’s next annual meeting date or one year.  A reconciliation of the nonvested shares (in thousands) as of July 26, 2015, and changes during the nine months then ended, is as follows:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at October 26, 2014	70	$ 33.58
Granted	37	51.74
Vested	70	33.58
Nonvested at July 26, 2015	37	$ 51.74

The weighted-average grant date fair value of nonvested shares granted, the total fair value (in thousands) of nonvested shares granted, and the fair value (in thousands) of shares that have vested during the first nine months of fiscal years 2015 and 2014, are as follows:

Nine Months Ended
	July 26, 2015	July 27, 2014
Weighted-average grant date fair value	$ 51.74	$ 43.46
Fair value of nonvested shares granted	$ 1,920	$ 1,440
Fair value of shares vested	$ 2,347	$ 2,056

Stock-based compensation expense, along with the related income tax benefit, for the third quarter and first nine months of fiscal years 2015 and 2014 is presented in the table below.

	Three Months Ended		Nine Months Ended
(in thousands)	July 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014
Stock-based compensation expense recognized	$ 1,711	$ 1,746	$ 14,260	$ 12,690
Income tax benefit recognized	(649)	(663)	(5,414)	(4,822)
After-tax stock-based compensation expense	$ 1,062	$ 1,083	$ 8,846	$ 7,868

At July 26, 2015, there was $10.7 million of total unrecognized compensation expense from stock-based compensation arrangements granted under the plans.  This compensation is expected to be recognized over a weighted-average period of approximately 2.7 years.  During the third quarter and nine months ended July 26, 2015, cash received from stock option exercises was $1.8 million and $7.8 million, respectively, compared to $3.0 million and $8.5 million for the third quarter and nine months ended July 27, 2014.  The total tax benefit to be realized for tax deductions from these option exercises for the third quarter and nine months ended July 26, 2015, was $3.9 million and $16.3 million, respectively, compared to $8.9 million and $21.0 million in the comparable periods of fiscal 2014.

Shares issued for option exercises and nonvested shares may be either authorized but unissued shares, or shares of treasury stock acquired in the open market or otherwise.

NOTE D                GOODWILL AND INTANGIBLE ASSETS

The carrying amounts of goodwill for the third quarter and nine months ended July 26, 2015, are presented in the table below.  The additions during the third quarter are entirely due to the acquisition of Applegate on July 13, 2015.  The goodwill amounts are preliminary pending final working capital adjustments.  Purchase adjustments during the third quarter relate to the CytoSport acquisition.  The reduction in the first nine months is entirely due to the sale of an immaterial product line.

(in thousands)	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	International & Other	Total
Balance as of April 26, 2015	$322,421	$96,208	$203,214	$474,341	$132,749	$1,228,933
Goodwill acquired	-	743,058	-	-	-	743,058
Purchase adjustments	-	-	-	6,916	-	6,916
Balance as of July 26, 2015	$322,421	$839,266	$203,214	$481,257	$132,749	$1,978,907

(in thousands)	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	International & Other	Total
Balance as of October 26, 2014	$322,942	$96,643	$203,214	$470,857	$132,750	$1,226,406
Goodwill acquired	-	743,058	-	-	-	743,058
Purchase adjustments	-	-	-	10,400	-	10,400
Disposal	(521)	(435)	-	-	(1)	(957)
Balance as of July 26, 2015	$322,421	$839,266	$203,214	$481,257	$132,749	$1,978,907

The gross carrying amount and accumulated amortization for definite-lived intangible assets are presented in the table below.

(in thousands)	July 26, 2015		October 26, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists/relationships	$56,390	$(11,893)	$67,540	$(19,336)
Proprietary software & technology	14,820	(14,596)	14,820	(13,542)
Formulas & recipes	7,490	(6,654)	17,854	(15,955)
Other intangibles	1,170	(1,026)	4,746	(4,503)
Total	$79,870	$(34,169)	$104,960	$(53,336)

Amortization expense was $2.3 million and $6.3 million for the third quarter and nine months ended July 26, 2015, respectively, compared to $2.3 million and $6.9 million for the third quarter and nine months ended July 27, 2014.

Estimated annual amortization expense for the five fiscal years after October 26, 2014, is as follows:

(in thousands)
2015	$ 7,919
2016	5,591
2017	5,118
2018	4,876
2019	4,833

The carrying amounts for indefinite-lived intangible assets are presented in the table below.

(in thousands)	July 26, 2015	October 26, 2014
Brands/tradenames/trademarks	$495,282	$495,282
Other intangibles	7,984	7,984
Total	$503,266	$503,266

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

Investments in and receivables from affiliates consists of the following:

(in thousands)	Segment	% Owned	July 26, 2015	October 26, 2014
MegaMex Foods, LLC	Grocery Products	50%	$186,770	$208,221
Foreign Joint Ventures	International & Other	Various (26-50%)	58,848	56,230
Total			$245,618	$264,451

Equity in earnings of affiliates consists of the following:

		Three Months Ended		Nine Months Ended
(in thousands)	Segment	July 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014
MegaMex Foods, LLC	Grocery Products	$4,928	$2,945	$20,142	$10,002
Foreign Joint Ventures	International & Other	1,468	595	(4,212)	1,860
Total		$6,396	$3,540	$15,930	$11,862

Equity in earnings in the first nine months of fiscal 2015 included nonrecurring charges related to the exit from international joint venture businesses.  There were $27.3 million and $37.3 million of dividends received from affiliates for the three and nine months ended July 26, 2015, respectively, compared to $9.1 million and $19.1 million dividends received for the three and nine months ended July 27, 2014.

The Company recognized a basis difference of $21.3 million associated with the formation of MegaMex Foods, LLC, of which $16.4 million is remaining as of July 26, 2015.  This difference is being amortized through equity in earnings of affiliates.

NOTE F                EARNINGS PER SHARE DATA

The reported net earnings attributable to the Company were used when computing basic and diluted earnings per share.  The following table sets forth the shares used as the denominator for those computations:

	Three Months Ended		Nine Months Ended
(in thousands)	July 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014
Basic weighted-average shares outstanding	264,258	263,983	263,987	263,887

Dilutive potential common shares	6,344	6,417	6,382	6,458

Diluted weighted-average shares outstanding	270,602	270,400	270,369	270,345

For the third quarter and nine months ended July 26, 2015, twelve thousand and 0.6 million weighted-average stock options, respectively, were not included in the computation of dilutive potential common shares since their inclusion would have had an antidilutive effect on earnings per share, compared to thirty-seven thousand and 0.6 million for the third quarter and nine months ended July 27, 2014.

NOTE G               ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss are as follows:

(in thousands)	Foreign Currency Translation	Pension & Other Benefits	Deferred Gain (Loss) - Hedging	Accumulated Other Comprehensive Loss
Balance at April 26, 2015	$8,064	$(202,184)	$(5,637)	$(199,757)
Unrecognized gains:
Gross	(1,158)		8,184	7,026
Tax effect			(3,089)	(3,089)
Reclassification into net earnings:
Gross		3,070 (1)	3,330 (2)	6,400
Tax effect		(1,166)	(1,257)	(2,423)
Net of tax amount	(1,158)	1,904	7,168	7,914
Balance at July 26, 2015	$6,906	$(200,280)	$1,531	$(191,843)

(in thousands)	Foreign Currency Translation	Pension & Other Benefits	Deferred Gain (Loss) - Hedging	Accumulated Other Comprehensive Loss
Balance at October 26, 2014	$7,480	$(205,986)	$(9,194)	$(207,700)
Unrecognized gains:
Gross	(969)	11	6,814	5,856
Tax effect		(4)	(2,572)	(2,576)
Reclassification into net earnings:
Gross		9,188 (1)	10,414 (2)	19,602
Tax effect		(3,489)	(3,931)	(7,420)
Net of tax amount	(969)	5,706	10,725	15,462
Purchase of additional ownership from noncontrolling interest	395			395
Balance at July 26, 2015	$6,906	$(200,280)	$1,531	$(191,843)

(1)                                     Included in the computation of net periodic cost (see Note K “Pension and Other Post-Retirement Benefits” for additional details).

(2)                                     Included in cost of products sold in the Consolidated Statements of Operations.

NOTE H               INVENTORIES

Principal components of inventories are:

(in thousands)	July 26, 2015	October 26, 2014
Finished products	$567,297	$604,946
Raw materials and work-in-process	216,434	274,105
Materials and supplies	200,721	175,501
Total	$984,452	$1,054,552

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

Cash Flow Hedges:  The Company currently utilizes corn futures to offset the price fluctuation in the Company’s future direct grain purchases, and has historically entered into various swaps to hedge the purchases of grain and natural gas at certain plant locations.  The financial instruments are designated and accounted for as cash flow hedges, and the Company measures the effectiveness of the hedges at least quarterly.  Effective gains or losses related to these cash flow hedges are reported in accumulated other comprehensive loss (AOCL) and reclassified into earnings, through cost of products sold, in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  The Company typically does not hedge its grain or natural gas exposure beyond the next two upcoming fiscal years.  As of July 26, 2015, and October 26, 2014, the Company had the following outstanding commodity futures contracts that were entered into to hedge forecasted purchases:

Volume
Commodity	July 26, 2015	October 26, 2014
Corn	20.5 million bushels	18.3 million bushels

As of July 26, 2015, the Company has included in AOCL, hedging gains of $2.4 million (before tax) relating to these positions, compared to losses of $14.8 million (before tax) as of October 26, 2014.  The Company expects to recognize the majority of these gains over the next 12 months.

Fair Value Hedges:  The Company utilizes futures to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The intent of the program is to make the forward priced commodities cost nearly the same as cash market purchases at the date of delivery.  The futures contracts are designated and accounted for as fair value hedges, and the Company measures the effectiveness of the hedges at least quarterly.  Changes in the fair value of the futures contracts, along with the gain or loss on the hedged purchase commitment, are marked-to-market through earnings and are recorded on the Consolidated Statements of Financial Position as a current asset and liability, respectively.  Effective gains or losses related to these fair value hedges are recognized through cost of products sold in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  As of July 26, 2015, and October 26, 2014, the Company had the following outstanding commodity futures contracts designated as fair value hedges:

Volume
Commodity	July 26, 2015	October 26, 2014
Corn	8.0 million bushels	8.0 million bushels
Lean hogs	0.3 million cwt	0.7 million cwt

Other Derivatives:  During fiscal years 2015 and 2014, the Company has held certain futures and options contract positions as part of a merchandising program and to manage the Company’s exposure to fluctuations in commodity markets.  The Company has not applied hedge accounting to these positions.

As of July 26, 2015, and October 26, 2014, the Company had the following outstanding futures related to these programs:

Volume
Commodity	July 26, 2015	October 26, 2014
Corn	3.2 million bushels	2.9 million bushels

Fair Values:  The fair values of the Company’s derivative instruments (in thousands) as of July 26, 2015, and October 26, 2014, were as follows:

Fair Value (1)
	Location on Consolidated Statements of Financial Position	July 26, 2015	October 26, 2014
Asset Derivatives:
Derivatives Designated as Hedges:
Commodity contracts	Other current assets	$ 1,986	$ (7,124)

Derivatives Not Designated as Hedges:
Commodity contracts	Other current assets	652	(938)

Total Asset Derivatives		$ 2,638	$ (8,062)

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

Derivative Gains and Losses:  Gains or losses (before tax, in thousands) related to the Company’s derivative instruments for the third quarter ended July 26, 2015, and July 27, 2014, were as follows:

	Gain/(Loss) Recognized in AOCL (Effective Portion) (1)		Location on Consolidated Statements of Operations	Gain/(Loss) Reclassified from AOCL into Earnings (Effective Portion) (1)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (4)
	Three Months Ended			Three Months Ended		Three Months Ended
Cash Flow Hedges:	July 26, 2015	July 27, 2014		July 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014
Commodity contracts	$ 8,184	$ (18,159)	Cost of products sold	$ (3,330)	$ (1,028)	$ (6,127)	$ (30)

			Location on Consolidated Statements of Operations	Gain/(Loss) Recognized in Earnings (Effective Portion) (3)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (5)
				Three Months Ended		Three Months Ended
Fair Value Hedges:				July 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014
Commodity contracts			Cost of products sold	$ (1,727)	$ (6,685)	$ 2,221	$ 266

			Location on Consolidated Statements of Operations	Gain/(Loss) Recognized in Earnings
Three Months Ended
Derivatives Not Designated as Hedges:				July 26, 2015	July 27, 2014
Commodity contracts			Cost of products sold	$ 310	$ (2,453)

Derivative Gains and Losses:  Gains or losses (before tax, in thousands) related to the Company’s derivative instruments for the nine months ended July 26, 2015, and July 27, 2014, were as follows:

	Gain/(Loss) Recognized in AOCL (Effective Portion) (1)		Location on Consolidated Statements of Operations	Gain/(Loss) Reclassified from AOCL into Earnings (Effective Portion) (1)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2)(4)
	Nine Months Ended			Nine Months Ended		Nine Months Ended
Cash Flow Hedges:	July 26, 2015	July 27, 2014		July 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014
Commodity contracts	$ 6,814	$ (13,854)	Cost of products sold	$ (10,414)	$ (7,144)	$ (6,127)	$ 193

			Location on Consolidated Statements of Operations	Gain/(Loss) Recognized in Earnings (Effective Portion) (3)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2)(5)
				Nine Months Ended		Nine Months Ended
Fair Value Hedges:				July 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014
Commodity contracts			Cost of products sold	$ (5,664)	$ (21,320)	$ 2,314	$ (209)

			Location on Consolidated Statements of Operations	Gain/(Loss) Recognized in Earnings
Nine Months Ended
Derivatives Not Designated as Hedges:				July 26, 2015	July 27, 2014
Commodity contracts			Cost of products sold	$ 175	$ (1,764)

(1)          Amounts represent gains or losses in AOCL before tax.  See Note G “Accumulated Other Comprehensive Loss” or the Consolidated Statements of Comprehensive Income for the after-tax impact of these gains or losses on net earnings.

(2)          There were no gains or losses excluded from the assessment of hedge effectiveness during the third quarter or first nine months. During the third quarter, due to market volatility the Company temporarily suspended hedge accounting for its Jennie-O Turkey Store corn futures contracts for a three week period of time.  During the time of suspension, all gains or losses related to these contracts were recognized as ineffectiveness in earnings as incurred.

(3)          Amounts represent losses on commodity contracts designated as fair value hedges that were closed during the third quarter or first nine months, which were offset by a corresponding gain on the underlying hedged purchase commitment.  Additional gains or losses related to changes in the fair value of open commodity contracts, along with the offsetting gain or loss on the hedged purchase commitment, are also marked-to-market through earnings with no impact on a net basis.

(4)          There were no gains or losses resulting from the discontinuance of cash flow hedges during the third quarter or first nine months.

(5)          There were no gains or losses recognized as a result of a hedged firm commitment no longer qualifying as a fair value hedge during the third quarter or first nine months.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of July 26, 2015, and October 26, 2014, and their level within the fair value hierarchy, are presented in the tables below.

	Fair Value Measurements at July 26, 2015
(in thousands)	Fair Value at July 26, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Cash and cash equivalents (1)	$349,169	$349,169	$-	$-
Other trading securities (2)	119,625	39,809	79,816	-
Commodity derivatives (3)	3,346	3,346	-	-
Total Assets at Fair Value	$472,140	$392,324	$79,816	$-

Liabilities at Fair Value:
Deferred compensation (2)	$54,173	$23,680	$30,493	$-
Total Liabilities at Fair Value	$54,173	$23,680	$30,493	$-

	Fair Value Measurements at October 26, 2014
(in thousands)	Fair Value at October 26, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Cash and cash equivalents (1)	$334,174	$334,174	$-	$-
Other trading securities (2)	117,249	39,120	78,129	-
Commodity derivatives (3)	3,461	3,461	-	-
Total Assets at Fair Value	$454,884	$376,755	$78,129	$-

Liabilities at Fair Value:
Deferred compensation (2)	$54,809	$23,642	$31,167	$-
Total Liabilities at Fair Value	$54,809	$23,642	$31,167	$-

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

(3)                                     The Company’s commodity derivatives represent futures contracts used in its hedging or other programs to offset price fluctuations associated with purchases of corn, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The Company’s futures contracts for corn are traded on the Chicago Board of Trade, while futures contracts for lean hogs are traded on the Chicago Mercantile Exchange.  These are active markets with quoted prices available and therefore these contracts are classified as Level 1.  All derivatives are reviewed for potential credit risk and risk of nonperformance.  The Company nets the derivative assets and liabilities for each of its hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract.  The net balance for each program is included in other current assets or accounts payable, as appropriate, in the Consolidated Statements of Financial Position.  As of July 26, 2015, the Company has recognized the right to reclaim net cash collateral of $0.7 million from various counterparties (including $8.8 million of cash less $8.1 million of realized losses on closed positions).  As of October 26, 2014, the Company had recognized the right to reclaim net cash collateral of $11.5 million from various counterparties (including $55.6 million of cash less $44.1 million of realized losses on closed positions).

The Company’s financial assets and liabilities also include accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value.  The Company does not carry its long-term debt at fair value in its Consolidated Statements of Financial Position.  Based on borrowing rates available to the Company for long-term financing with similar terms and average maturities, the fair value of long-term debt, utilizing discounted cash flows (Level 2), was $273.6 million as of July 26, 2015, and $273.8 million as of October 26, 2014.

In accordance with the provisions of ASC 820, the Company also measures certain nonfinancial assets and liabilities at fair value that are recognized or disclosed on a nonrecurring basis (e.g. goodwill, intangible assets, and property, plant and equipment).  During the nine months ended July 26, 2015, and July 27, 2014, there were no remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

NOTE K               PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic benefit cost for pension and other post-retirement benefit plans consists of the following:

	Pension Benefits
	Three Months Ended		Nine Months Ended
(in thousands)	July 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014
Service cost	$7,198	$6,477	$21,596	$19,457
Interest cost	13,131	13,219	39,392	39,812
Expected return on plan assets	(22,198)	(20,863)	(66,594)	(62,840)
Amortization of prior service cost	(1,220)	(1,242)	(3,659)	(3,728)
Recognized actuarial loss	4,625	3,172	13,851	9,525
Net periodic cost	$1,536	$763	$4,586	$2,226

	Post-retirement Benefits
	Three Months Ended		Nine Months Ended
(in thousands)	July 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014
Service cost	$442	$484	$1,327	$1,450
Interest cost	3,337	3,785	10,009	11,356
Amortization of prior service cost	(335)	(334)	(1,003)	(1,002)
Recognized actuarial gain	-	(1)	(1)	(2)
Net periodic cost	$3,444	$3,934	$10,332	$11,802

During the third quarter of fiscal 2015, the Company made discretionary contributions of $22.7 million to fund its pension plans, compared to discretionary contributions of $25.6 million during the third quarter of fiscal 2014.

NOTE L                INCOME TAXES

The amount of unrecognized tax benefits, including interest and penalties, at July 26, 2015, recorded in other long-term liabilities was $24.7 million, of which $16.1 million would impact the Company’s effective tax rate if recognized.  The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense, with $40 thousand and $0.4 million included in expense for both the third quarter and first nine months, respectively, of fiscal 2015.  The amount of accrued interest and penalties at July 26, 2015, associated with unrecognized tax benefits was $3.2 million.

The Company is regularly audited by federal and state taxing authorities.  During the fourth quarter of fiscal year 2014 the I.R.S. opened an examination of the Company’s consolidated federal income tax returns for fiscal year 2013; that audit is still ongoing.  During the first quarter of fiscal year 2015, the Company entered into a voluntary program with the I.R.S. called the Compliance Assurance Process (CAP).  The objective of CAP is to contemporaneously work with the I.R.S. to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return.  The Company has elected to participate in the CAP program for 2015 and may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time.

The Company is in various stages of audit by several state taxing authorities on a variety of fiscal years, as far back as 2010.  While it is reasonably possible that one or more of these audits may be completed within the next 12 months and that the related unrecognized tax benefits may change, based on the status of the examinations it is not possible to reasonably estimate the effect of any amount of such change to previously recorded uncertain tax positions.

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

The Refrigerated Foods segment includes the Hormel Refrigerated operating segment, the Affiliated Business Units, and Applegate.  This segment consists primarily of the processing, marketing, and sale of branded and unbranded pork and beef products for retail, foodservice, and fresh product customers.  The Affiliated Business Units include the Farmer John, Burke Corporation, and Dan’s Prize businesses.  Through fiscal 2014, this segment also included Precept Foods, LLC, a 50.01 percent owned joint venture that was dissolved at the end of the fiscal year.

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

	Three Months Ended		Nine Months Ended
(in thousands)	July 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014
Sales to Unaffiliated Customers
Grocery Products	$388,094	$359,549	$1,195,110	$1,153,099
Refrigerated Foods	1,056,125	1,192,624	3,222,851	3,432,289
Jennie-O Turkey Store	336,533	382,647	1,215,464	1,162,472
Specialty Foods	282,774	216,406	833,472	629,561
International & Other	125,061	133,721	396,108	395,064
Total	$2,188,587	$2,284,947	$6,863,005	$6,772,485

Intersegment Sales
Grocery Products	$-	$-	$-	$-
Refrigerated Foods	2,440	3,451	10,183	15,798
Jennie-O Turkey Store	27,241	35,128	99,023	105,127
Specialty Foods	18	47	64	99
International & Other	-	-	-	-
Total	$29,699	$38,626	$109,270	$121,024
Intersegment elimination	(29,699)	(38,626)	(109,270)	(121,024)
Total	$-	$-	$-	$-

Net Sales
Grocery Products	$388,094	$359,549	$1,195,110	$1,153,099
Refrigerated Foods	1,058,565	1,196,075	3,233,034	3,448,087
Jennie-O Turkey Store	363,774	417,775	1,314,487	1,267,599
Specialty Foods	282,792	216,453	833,536	629,660
International & Other	125,061	133,721	396,108	395,064
Intersegment elimination	(29,699)	(38,626)	(109,270)	(121,024)
Total	$2,188,587	$2,284,947	$6,863,005	$6,772,485

Segment Operating Profit
Grocery Products	$53,108	$33,781	$149,810	$145,013
Refrigerated Foods	97,692	90,028	313,681	250,724
Jennie-O Turkey Store	35,374	64,756	202,990	177,109
Specialty Foods	31,190	17,378	70,910	57,767
International & Other	19,251	18,696	55,018	62,116
Total segment operating profit	$236,615	$224,639	792,409	692,729

Net interest and investment expense	2,941	1,522	6,836	6,842
General corporate expense	5,473	11,174	18,550	27,242
Noncontrolling interest	18	1,039	964	2,765

Earnings before income taxes	$228,219	$212,982	$767,987	$661,410

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

The Company reported net earnings per diluted share of $0.54 for the third quarter of fiscal 2015, compared to $0.51 per diluted share in the third quarter of fiscal 2014.  Significant factors impacting the quarter were:

•                  Record net earnings and volume sales, with four of the Company’s five reporting segments generating segment profit growth.

•                  Grocery Products drove segment profit growth with favorable input costs and increased sales of Hormel chili and SKIPPY peanut butter.

•                  Specialty Foods segment profit benefited from improved cost structures and synergies between the CytoSport Holdings, LLC (CytoSport) and Century Foods International (Century Foods) businesses.

•                  The Refrigerated Foods segment delivered segment profit gains, despite $8.6 million of transaction costs associated with the acquisition of Applegate Farms, LLC (Applegate) at the end of the quarter.

•                  Jennie-O Turkey Store profits decreased during the quarter, reflecting the substantial impact of the highly pathogenic avian influenza (HPAI) outbreak earlier this year.

•                  International & Other segment profit increased with higher royalties and strong performance by the Company’s China based businesses.

Consolidated Results

Net earnings attributable to the Company for the third quarter of fiscal 2015 increased 6.5 percent to $146.9 million from $138.0 million in the same quarter of fiscal 2014.  Diluted earnings per share for the third quarter increased to $0.54 from $0.51 in the third quarter of fiscal 2014.  Net earnings attributable to the Company for the first nine months of fiscal 2015 increased 15.6 percent to $498.9 million from $431.4 million in fiscal 2014.  Diluted earnings per share for the same period were $1.85 in fiscal 2015, compared to $1.60 in the prior year.

Non-GAAP(1) adjusted net earnings attributable to the Company(2) for the first nine months of fiscal 2015, including Applegate transaction costs of $8.6 million or $0.02 per diluted share, increased 19.3 percent to $514.5 million from $431.4 million in the same nine months of fiscal 2014.  Non-GAAP(1) adjusted diluted earnings per share(2) for the same period increased 18.8 percent to $1.90 compared to $1.60 last year.

(1)The non-GAAP financial measurements are presented to provide investors additional information to facilitate the comparison of past and present operations.  The non-GAAP financial measurements are used for internal purposes to evaluate the results of operations and to measure a component of certain employee incentive plans in fiscal year 2015.  Non-GAAP measurements are not intended to be a substitute for U.S. GAAP measurements in analyzing financial performance.  These non-GAAP measurements are not in accordance with generally accepted accounting principles and may be different from non-GAAP measures used by other companies.

(2)Adjusted net earnings and diluted net earnings per share exclude nonrecurring charges relating to the closure of the Stockton, California, manufacturing facility and the exit from international joint venture businesses in the first quarter of fiscal 2015.  There is no adjustment for the first nine months of fiscal 2015 for the Applegate transaction costs of $8.6 million.  The table below shows the calculations to reconcile from the non-GAAP adjusted measures to the GAAP measures.

Nine Months Ended July 26, 2015

(in thousands, except per share amounts)	Non- GAAP Adjusted Earnings	Stockton Plant Closure	International Joint Venture Businesses Exit	GAAP Earnings
Grocery Products	$160,336	$(10,526)		$149,810
Refrigerated Foods	313,681			313,681
Jennie-O Turkey Store	202,990			202,990
Specialty Foods	70,910			70,910
International & Other	64,564		$(9,546)	55,018
Total segment operating profit	812,481	(10,526)	(9,546)	792,409
Net interest & investment expense	(6,836)			(6,836)
General corporate expense	(18,550)			(18,550)
Earnings before income taxes	787,095	(10,526)	(9,546)	767,023
Income taxes	(272,621)	3,685	770	(268,166)
Net earnings attributable to Hormel Foods Corporation	$514,474	$(6,841)	$(8,776)	$498,857

Diluted net earnings per share*	$1.90	$(0.03)	$(0.03)	$1.85

*Earnings per share does not sum across due to rounding

Net sales for the third quarter of fiscal 2015 decreased 4.2 percent to $2.19 billion from $2.28 billion in the third quarter of fiscal 2014.  Net sales for the first nine months of fiscal 2015 increased 1.3 percent to $6.86 billion from $6.77 billion in the third quarter of fiscal 2014.  Tonnage increased 2.8 percent to 1.21 billion lbs. for the third quarter compared to 1.17 billion lbs. in the same quarter of last year, and increased 3.7 percent for the first nine months of fiscal 2015 to 3.80 billion lbs. compared to 3.66 billion lbs. for the comparable period in fiscal 2014.

Net sales and tonnage for the third quarter and first nine months of fiscal 2015 were enhanced by the following incremental sales of material product lines not included in the prior year:

(in thousands)

	Three Months		Nine Months
Segment	Net Sales	Tonnage (lbs.)	Net Sales	Tonnage (lbs.)
Specialty Foods	$80,972	34,715	224,620	97,452
Grocery Products	27,886	17,914	69,464	47,989
Refrigerated Foods	12,444	1,976	12,444	1,976

Net sales for the quarter were impacted by lower pricing due to declining pork markets affecting the Company’s Refrigerated Foods and International & Other segments, the loss of sales related to HPAI in the Jennie-O Turkey Store segment, and the dissolution of the Precept Foods joint venture at the end of fiscal 2014.

Cost of products sold for the third quarter of fiscal 2015 decreased 7.4 percent to $1.78 billion compared to $1.92 billion in the third quarter last year, and decreased 1.4 percent to $5.55 billion in the first nine months compared to $5.63 billion in the prior fiscal year.  Lower pork input costs for the Refrigerated Foods, Grocery Products, and International & Other segments led to the decrease for the quarter, partially offset by additional product costs from the acquisition of CytoSport.  Results for the first nine months also reflect a $4.5 million charge for the closure of CytoSport’s production facility in Benicia, California and nonrecurring charges totaling $10.5 million related to the closure of the Stockton, California manufacturing facility.

Gross profit for the third quarter and first nine months of fiscal 2015 was $409.4 million and $1.31 billion, respectively, compared to $364.0 million and $1.14 billion for the same periods last year.  Gross profit as a percentage of net sales increased to 18.7 percent for the third quarter of fiscal 2015 from 15.9 percent in the same quarter of fiscal 2014, and increased to 19.1 percent for the first nine months compared to 16.9 percent in fiscal 2014.

Cost structure improvements in the CytoSport and Century Foods operations contributed to the improved margins in the third quarter.  In addition, the value-added businesses within the Refrigerated Foods segment benefited from the lower input costs referenced above, offsetting lower pork operating margins.  Shipping and handling expenses for the third quarter were flat and increased slightly for the first nine months of fiscal 2015, mainly due to the additional expenses related to the CytoSport acquisition.

The strong results through three quarters, along with better visibility of the impact of HPAI on the Jennie-O Turkey Store segment in the near term have positioned the Company to deliver earnings growth for the fiscal year.  The Company expects a strong finish to the year from the Specialty Foods segment with the growth and improved cost structure of the Muscle Milk protein nutrition products.  The Refrigerated Foods segment is expected to benefit from continued value-added sales increases and lower input costs.  Strong segment profit growth is anticipated for the Grocery Products segment, with favorable raw material costs and volume growth in key categories.  The Company expects Jennie-O Turkey Store to continue to show year-over-year declines due to the impact of HPAI as the repopulation process is completed during the fourth quarter.  The International segment will continue to face headwinds in the pork export market.  The Company expects the Applegate acquisition, completed on July 13, 2015, to be neutral to earnings in fiscal 2015 after factoring in transaction costs and fair value adjustments.  In fiscal 2016, the Company will benefit from a full year of Applegate sales.

Selling, general and administrative expenses for the third quarter and first nine months of fiscal 2015 were $184.6 million and $554.7 million, respectively, compared to $153.0 million and $485.0 million in the prior year.  Selling, general and administrative expenses as a percentage of net sales increased to 8.4 percent and 8.1 percent of net sales in the third quarter and first nine months, respectively, of 2015 compared to 6.7 percent and 7.2 percent for the same periods of fiscal 2014.  Increased advertising expense, transaction costs related to the acquisition of Applegate, and higher employee-related expenses led to the increase for the third quarter compared to last year.  The Company expects selling, general and administrative expenses to be approximately 8.0 percent of net sales for the full year in fiscal 2015.

Equity in earnings of affiliates was $6.4 million and $15.9 million for the third quarter and first nine months of fiscal 2015, respectively, compared to $3.5 million and $11.9 million for the same periods last year.  Improved results from the Company’s MegaMex Foods joint venture reflect incentive expense in the prior year not repeated this year and savings associated with the exit from international joint venture businesses in the first quarter this year.

The effective tax rate for the third quarter and first nine months of fiscal 2015 was 35.6 percent and 34.9 percent, respectively, compared to 34.7 percent and 34.4 percent for the third quarter and first nine months of fiscal 2014.  The higher rate for the third quarter and first nine months of the current year is predominantly due to the unfavorable impact of the exit from international joint venture businesses.  The Company expects a full-year effective tax rate between 34.5 and 35.0 percent for fiscal 2015.

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

	Three Months Ended			Nine Months Ended
(in thousands)	July 26, 2015	July 27, 2014	% Change	July 26, 2015	July 27, 2014	% Change
Net Sales
Grocery Products	$388,094	$359,549	7.9	$1,195,110	$1,153,099	3.6
Refrigerated Foods	1,056,125	1,192,624	(11.4)	3,222,851	3,432,289	(6.1)
Jennie-O Turkey Store	336,533	382,647	(12.1)	1,215,464	1,162,472	4.6
Specialty Foods	282,774	216,406	30.7	833,472	629,561	32.4
International & Other	125,061	133,721	(6.5)	396,108	395,064	0.3
Total	$2,188,587	$2,284,947	(4.2)	$6,863,005	$6,772,485	1.3

Segment Operating Profit
Grocery Products	$53,108	$33,781	57.2	$149,810	$145,013	3.3
Refrigerated Foods	97,692	90,028	8.5	313,681	250,724	25.1
Jennie-O Turkey Store	35,374	64,756	(45.4)	202,990	177,109	14.6
Specialty Foods	31,190	17,378	79.5	70,910	57,767	22.8
International & Other	19,251	18,696	3.0	55,018	62,116	(11.4)
Total segment operating profit	$236,615	$224,639	5.3	$792,409	$692,729	14.4
Net interest and investment expense	2,941	1,522	93.2	6,836	6,842	(0.01)
General corporate expense	5,473	11,174	(51.0)	18,550	27,242	(31.9)
Noncontrolling interest	18	1,039	(98.3)	964	2,765	(65.1)

Earnings before income taxes	$228,219	$212,982	7.2	$767,987	$661,410	16.1

Grocery Products

The Grocery Products segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market.  This segment also includes the results from the Company’s MegaMex joint venture.

Results for the Grocery Products segment for the third quarter and first nine months compared to the prior year are as follows:

	Three Months			Nine Months
(in thousands)	July 26, 2015	July 27, 2014	% Change	July 26, 2015	July 27, 2014	% Change
Net sales	$388,094	$359,549	7.9	$1,195,110	$1,153,099	3.6
Tonnage (lbs.)	209,770	191,548	9.5	660,565	631,932	4.5
Segment profit	$53,108	$33,781	57.2	$149,810	$145,013	3.3

Additional MegaMex Foods products not included in the prior year contributed an incremental $27.9 million of net sales and 17.9 million lbs. for the third quarter, and $69.5 million of net sales and 48.0 million lbs. for the first nine months of fiscal 2015 to top-line results.  Strong sales of Hormel chili and SKIPPY peanut butter also contributed to the improved net sales results for the third quarter, offsetting sales declines of Hormel Compleats microwave meals.

Grocery Products remains focused on building brand equity and driving sales with marketing support for key products.

In addition to increased sales of Hormel chili and SKIPPY peanut butter, segment profit results in the third quarter were aided by favorable pork and beef input costs and improved equity results.  Segment profit for the first nine months of fiscal 2015 was impacted by nonrecurring charges totaling $10.5 million related to the closure of the Stockton, California manufacturing facility.

The Company anticipates strong segment profit growth in the fourth quarter, with favorable input costs and volume growth in key categories.

Refrigerated Foods

The Refrigerated Foods segment includes the Hormel Refrigerated operating segment, the Affiliated Business Units, and Applegate.  This segment consists primarily of the processing, marketing, and sale of branded and unbranded pork and beef products for retail, foodservice, and fresh product customers.  The Affiliated Business Units include the Farmer John, Burke Corporation, and Dan’s Prize businesses.  Through fiscal 2014, this segment also included Precept Foods, LLC, a 50.01 percent owned joint venture that was dissolved at the end of the fiscal year.

Results for the Refrigerated Foods segment for the third quarter and first nine months compared to the prior year are as follows:

	Three Months			Nine Months
(in thousands)	July 26, 2015	July 27, 2014	% Change	July 26, 2015	July 27, 2014	% Change
Net sales	$1,056,125	$1,192,624	(11.4)	$3,222,851	$3,432,289	(6.1)
Tonnage (lbs.)	579,925	567,416	2.2	1,766,947	1,764,036	0.2
Segment profit	$97,692	$90,028	8.5	$313,681	$250,724	25.1

Many of the Company’s value-added products enjoyed strong sales growth during the third quarter.  On the retail side, sales gains were led by sales of Hormel pepperoni and Hormel Gatherings party trays.  Within the foodservice business unit, sales of Hormel Natural Choice deli meats and Hormel Fire Braised meats experienced gains for the quarter.  Despite robust value-added sales, sales declined overall in the third quarter and for the first nine months primarily due to price decreases on items such as bacon, driven by declining pork markets, and the dissolution of the Precept Foods joint venture at the end of fiscal 2014.

Segment profit results were driven by lower input costs along with strong sales growth of value-added products.  Both the value-added retail and foodservice businesses as well as the Affiliated Business Units posted segment profit gains compared to the prior year.  The Company completed the acquisition of Applegate on July 13, 2015, with $8.6 million of transaction costs reflected in the third quarter.

The Company expects fourth quarter segment profit to finish above last year’s strong results with continued robust value-added sales results aided by lower input costs.  The fourth quarter will benefit from an entire quarter of additional sales from the recently acquired Applegate business.  This acquisition is expected to be neutral to earnings for the full year as the additional sales will be offset by transaction costs incurred in the third quarter.  In fiscal 2016, the Company will benefit from a full year of Applegate sales.

Jennie-O Turkey Store

The Jennie-O Turkey Store (JOTS) segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for retail, foodservice, and fresh product customers.

Results for the JOTS segment for the third quarter and first nine months compared to the prior year are as follows:

	Three Months			Nine Months
(in thousands)	July 26, 2015	July 27, 2014	% Change	July 26, 2015	July 27, 2014	% Change
Net sales	$336,533	$382,647	(12.1)	$1,215,464	$1,162,472	4.6
Tonnage (lbs.)	167,533	198,724	(15.7)	627,890	612,155	2.6
Segment profit	$35,374	$64,756	(45.4)	$202,990	$177,109	14.6

Both top and bottom-line results for the third quarter were impacted by HPAI, as flocks lost earlier in the year created large volume shortfalls in operations and sales.  Jennie-O Turkey Store was able to purchase turkey meat from other suppliers to partially offset some flock losses and successfully managed inventory allocations across customer orders.  With the strong value-added product sales enjoyed during the first half of the year, the first nine month comparisons were positive and able to offset the lower sales and margins during the third quarter.

Approximately two-thirds of the farms previously impacted by HPAI have now been repopulated, and the Company expects to complete the repopulation process during the fourth quarter.  Operations will gradually work through lower processing volumes as production gaps are reduced and eventually eliminated.  The Company is estimating a similar sales impact in the fourth quarter with a modest segment profit improvement as compared to third quarter results.

Specialty Foods

The Specialty Foods segment includes the Diamond Crystal Brands (DCB), CytoSport/Century Foods, and Hormel Specialty Products (HSP) operating segments.  This segment consists of the packaging and sale of private label shelf stable products, nutritional products, sugar, and condiments to industrial, retail, and foodservice customers.  This segment also includes the processing, marketing, and sale of nutritional food products and supplements to hospitals, nursing homes, and other marketers of nutritional products.

Results for the Specialty Foods segment for the third quarter and first nine months compared to the prior year are as follows:

	Three Months			Nine Months
(in thousands)	July 26, 2015	July 27, 2014	% Change	July 26, 2015	July 27, 2014	% Change
Net sales	$282,774	$216,406	30.7	$833,472	$629,561	32.4
Tonnage (lbs.)	178,416	141,887	25.7	524,326	437,130	19.9
Segment profit	$31,190	$17,378	79.5	$70,910	$57,767	22.8

The comparative sales results for the third quarter and first nine months reflect the addition of the CytoSport business acquired on August 11, 2014, which contributed $81.0 million of net sales and 34.7 million lbs. for the third quarter and $224.6 million of net sales and 97.4 million lbs. for the first nine months for Specialty Foods in fiscal 2015.

Improvements to the cost structure and synergies between the CytoSport and Century Foods operations, along with stronger performance in HSP drove results for the third quarter.  For the first nine months, the improved segment profit results were primarily driven by the incremental CytoSport results, including a $4.5 million charge for the closure of its production facility in Benicia, California in the second quarter.

CytoSport has achieved additional distribution of the Muscle Milk protein nutrition products, with growth anticipated from more recent product introductions.  Innovation is a top priority for the CytoSport business and the Company anticipates the launch of other new items within the Muscle Milk brand.  Specialty Foods should finish the year strong with the growth and improved cost structure of this business.

International & Other

The International & Other segment includes the Hormel Foods International operating segment, which manufactures, markets, and sells Company products internationally.  This segment also includes the results from the Company’s international joint ventures and miscellaneous corporate sales.

Results for the International & Other segment for the third quarter and first nine months compared to the prior year are as follows:

	Three Months			Nine Months
(in thousands)	July 26, 2015	July 27, 2014	% Change	July 26, 2015	July 27, 2014	% Change
Net sales	$125,061	$133,721	(6.5)	$396,108	$395,064	0.3
Tonnage (lbs.)	70,209	73,327	(4.3)	221,468	219,205	1.0
Segment profit	$19,251	$18,696	3.0	$55,018	$62,116	(11.4)

Increased sales of SKIPPY peanut butter did not fully offset the declines in pork exports which were hampered by soft demand in key markets in the third quarter.  Continued strong growth in the Company’s China businesses partially offset the decline.  Port challenges experienced during the second quarter hampered net sales comparisons for the first nine months.

Segment profit gains were driven by improved margins and royalties on sales of the SPAM family of products, strong performance by the Company’s China businesses, and increased sales of SKIPPY peanut butter.  However, margins were hampered by significantly lower pork exports due to soft demand in Asian markets.  For the first nine months, International & Other segment profits were also negatively impacted by port challenges earlier in the year and nonrecurring charges of $9.5 million related to the exit from international joint venture businesses.

Looking ahead, the Company expects the International & Other segment to continue to face headwinds in the pork export markets over the near term, partially offset with anticipated gains from the Company’s China businesses and other export items.

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

Net interest and investment expense (income) for the third quarter and first nine months of fiscal 2015 was a net expense of $2.9 million and $6.8 million, respectively, compared to $1.5 million and $6.8 million for the third quarter and nine months of fiscal 2014.  Interest expense was flat with the prior year at $3.1 and $9.3 million for the third quarter and first nine months, respectively.

General corporate expense for the third quarter and first nine months of fiscal 2015 was $5.5 million and $18.6 million, respectively, compared to $11.2 million and $27.2 million for the comparable periods of fiscal 2014.  The lower expense in the third quarter is primarily due to a bad debt recorded last year and a favorable sales and use tax credit in the current year.

Net earnings attributable to the Company’s noncontrolling interests was $18 thousand and $1.0 million for the third quarter and first nine months of fiscal 2015, respectively, compared to $1.0 million and $2.8 million for the comparable periods of fiscal 2014.  The change reflects the dissolution of the Company’s Precept Foods joint venture at the end of fiscal 2014.  On March 16, 2015, the Company purchased the remaining 19.29% ownership interest in its Shanghai Hormel Foods Corporation joint venture from the minority partner Shanghai Shangshi Meat Products Co. Ltd., resulting in 100.0% ownership of that business at the end of the second quarter.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions that was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 26, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $349.2 million at the end of the third quarter of fiscal year 2015 compared to $531.0 million at the end of the comparable fiscal 2014 period.

Cash provided by operating activities was $690.2 million in the first nine months of fiscal 2015 compared to $394.4 million in the same period of fiscal 2014.  Increased earnings and overall favorable changes in working capital were the primary drivers of the improved cash flows in fiscal 2015.

Cash used in investing activities was $846.7 million in the first nine months of fiscal 2015 compared to $144.2 million in the comparable quarter of fiscal 2014.  The first nine months of 2015 include $771.8 million spent to purchase Applegate Farms, LLC (Applegate) of Bridgewater, New Jersey.  The first nine months of 2014 include $41.5 million spent to purchase the China based SKIPPY peanut butter business in Weifang, China from Unilever United States Inc.  Capital expenditures in the first nine months of fiscal 2015 have decreased to $96.8 million from $111.8 million in the comparable nine months of fiscal 2014.  The Company currently estimates its fiscal 2015 capital expenditures will be approximately $155.0 to $165.0 million.

Cash provided by financing activities was $173.9 million in the first nine months of fiscal 2015 compared to cash used of $152.1 million in the same period of fiscal 2014.  In the third quarter of fiscal 2015, in connection with the purchase of Applegate, the Company borrowed $300.0 million under a term loan facility and $50.0 million under a revolving credit facility.  On March 16, 2015, the Company purchased the remaining 19.29% ownership interest in its Shanghai Hormel Foods Corporation joint venture from the minority partner Shanghai Shangshi Meat Products Co. Ltd., resulting in 100.0% ownership of that business at the end of the second quarter.  The interest was purchased with $11.7 million in cash, along with the transfer of land use rights and buildings held by the joint venture.  The Company did not repurchase any of its common stock in the first nine months of fiscal 2015 compared to $28.1 million purchased in the first nine months of the prior year.  For additional information pertaining to the Company’s share repurchase plans or programs, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Cash dividends paid to the Company’s shareholders continue to be an ongoing financing activity for the Company.  Dividends paid in the first nine months of fiscal 2015 were $184.8 million compared to $150.4 million in the comparable period of fiscal 2014.  For fiscal 2015, the annual dividend rate has been increased to $1.00 per share, representing the 49th consecutive annual dividend increase.  The Company has paid dividends for 348 consecutive quarters and expects to continue doing so.

The Company is required, by certain covenants in its debt agreements, to maintain specified levels of financial ratios and financial position.  At the end of the third quarter of fiscal 2015, the Company was in compliance with all of these debt covenants.

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

Returning the value returned to shareholders through quarterly dividend payments remains a priority for the Company in fiscal 2015.  The Company seeks strategic acquisitions to generate growth, as evidenced by the recent acquisition of Applegate, and invests in product innovations.  Capital spending to enhance and expand current operations is also expected to continue throughout the remainder of the fiscal year.

Contractual Obligations and Commercial Commitments

The Company records income taxes in accordance with the provisions of ASC 740, Income Taxes.  The Company is unable to determine its contractual obligations by year related to this pronouncement, as the ultimate amount or timing of settlement of its reserves for income taxes cannot be reasonably estimated.  The total liability for unrecognized tax benefits, including interest and penalties, at July 26, 2015, was $24.7 million.

Off-Balance Sheet Arrangements

As of July 26, 2015, and October 26, 2014, the Company had $43.5 million and $41.7 million, respectively, of standby letters of credit issued on its behalf.  The standby letters of credit are primarily related to the Company’s self-insured workers compensation programs.  However, that amount also includes $3.5 million of revocable standby letters of credit for obligations of an affiliated party that may arise under workers compensation claims.  Letters of credit are not reflected in the Company’s Consolidated Statements of Financial Position.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Hog Markets:  The Company’s earnings are affected by fluctuations in the live hog market.  To minimize the impact on earnings, and to ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 10 years.  Purchased hogs under contract accounted for 93 percent and 95 percent of the total hogs purchased by the Company during the first nine months of fiscal 2015 and 2014, respectively.  The majority of these contracts use market-based formulas based on hog futures, hog primal values, or industry reported hog markets.  Other contracts use a formula based on the cost of production, which can fluctuate independently from hog markets.  Under normal, long-term market conditions, changes in the cash hog market are offset by proportional changes in primal values.  Therefore, a hypothetical 10 percent change in the cash hog market would have had an immaterial effect on the Company’s results of operations.

Certain procurement contracts allow for future hog deliveries (firm commitments) to be forward priced.  The Company generally hedges these firm commitments by using hog futures contracts.  These futures contracts are designated and accounted for as fair value hedges.  The change in the market value of such futures contracts is highly effective at offsetting changes in price movements of the hedged item, and the Company evaluates the effectiveness of the contracts at least quarterly.  Changes in the fair value of the futures contracts, along with the gain or loss on the firm commitment, are marked-to-market through earnings and are recorded on the Consolidated Statements of Financial Position as a current asset and liability, respectively.  The fair value of the Company’s open futures contracts as of July 26, 2015, was $1.6 million compared to $0.6 million as of October 26, 2014.

The Company measures its market risk exposure on its hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in market prices.  A 10 percent increase in market prices would have negatively impacted the fair value of the Company’s July 26, 2015, open contracts by $2.0 million, which in turn would lower the Company’s future cost of purchased hogs by a similar amount.

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

To reduce the Company’s exposure to changes in grain prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future direct grain purchases.  This program currently utilizes corn futures for JOTS, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value with an unrealized loss of $(2.0) million, before tax, on the Consolidated Statements of Financial Position as of July 26, 2015, compared to an unrealized loss of $(11.3) million, before tax, as of October 26, 2014.

The Company measures its market risk exposure on its grain futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain.  A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s July 26, 2015, open grain contracts by $8.4 million, which in turn would lower the Company’s future cost on purchased grain by a similar amount.

Long-Term Debt:  A principal market risk affecting the Company is the exposure to changes in interest rates on the Company’s fixed-rate, long-term debt.  Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $3.6 million.  The fair value of the Company’s long-term debt was estimated using discounted future cash flows based on the Company’s incremental borrowing rate for similar types of borrowing arrangements.

Investments:  The Company holds trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans.  As of July 26, 2015, the balance of these securities totaled $119.6 million.  A majority of these securities represent fixed income funds.  The Company is subject to market risk due to fluctuations in the value of the remaining investments, as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis.  A 10 percent decline in the value of the investments not held in fixed income funds would have a direct negative impact to the Company’s pretax earnings of approximately $4.0 million, while a 10 percent increase in value would have a positive impact of the same amount.

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

(b)               Internal Controls.

During the first nine months of fiscal year 2015, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Fluctuations in commodity prices and availability of pork, poultry, feed ingredients, avocados, peanuts, energy, and whey could harm the Company’s earnings.

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

The supply of natural and organic protein may impact the Company’s ability to ensure a continuing supply of these products.

International trade barriers and other restrictions could result in less foreign demand and increased domestic supply of proteins which could lower prices.

Outbreaks of disease among livestock and poultry flocks could harm the Company’s revenues and operating margins.

The Company is subject to risks associated with the outbreak of disease in pork and beef livestock, and poultry flocks, including Bovine Spongiform Encephalopathy (BSE), pneumo-virus, Porcine Circovirus 2 (PCV2), Porcine Reproduction & Respiratory Syndrome (PRRS), Foot-and-Mouth Disease (FMD), Porcine Epidemic Diarrhea Virus (PEDv), and Highly Pathogenic Avian Influenza (HPAI).  The outbreak of disease could adversely affect the Company’s supply of raw materials, increase the cost of production, reduce utilization of the Company’s harvest facilities, and reduce operating margins.  Additionally, the outbreak of disease may hinder the Company’s ability to market and sell products both domestically and internationally.  Most recently, HPAI has impacted the Company’s Jennie-O Turkey Store operations and several of the Company’s independent turkey suppliers.  The impact of HPAI in the industry will reduce volume through the Company’s turkey facilities through at least the end of the fiscal year.  The Company has developed business continuity plans for various disease scenarios and will continue to update these plans as necessary.  There can be no assurance given, however, that these plans will be effective in eliminating the negative effects of any such diseases on the Company’s operating results.

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

The Company has made several acquisitions in recent years, most recently the acquisition of Applegate Farms, LLC, and regularly reviews opportunities for strategic growth through acquisitions.  Potential risks associated with acquisitions include the inability to integrate new operations successfully, the diversion of management’s attention from other business concerns, the potential loss of key employees and customers of the acquired companies, the possible assumption of unknown liabilities, potential disputes with the sellers, potential impairment charges if purchase assumptions are not achieved or market conditions decline, and the inherent risks in entering markets or lines of business in which the Company has limited or no prior experience.  Any or all of these risks could impact the Company’s financial results and business reputation.  In addition, acquisitions outside the United States may present unique challenges and increase the Company’s exposure to the risks associated with foreign operations.

The Company’s operations are subject to the general risks of litigation.

The Company is involved on an ongoing basis in litigation arising in the ordinary course of business.  Trends in litigation may include class actions involving consumers, employees, competitors, suppliers, shareholders, or injured persons, and claims relating to product liability, contract disputes, intellectual property, advertising, labeling, wage and hour laws, employment practices, or environmental matters.  Litigation trends and the outcome of litigation cannot be predicted with certainty and adverse litigation trends and outcomes could adversely affect the Company’s financial results.

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

As of July 26, 2015, the Company had approximately 20,600 employees worldwide, of which approximately 5,400 were represented by labor unions, principally the United Food and Commercial Workers Union.  A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities or contracted hog processing facilities that results in work slowdowns or stoppages could harm the Company’s financial results.  Union contracts at the Company’s facilities in Algona, Iowa; Atlanta, Georgia; Austin, Minnesota; Beloit, Wisconsin; and Fremont, Nebraska will expire during the fourth quarter of fiscal 2015, covering a combined total of approximately 3,400 employees.  Negotiations at these facilities are ongoing.  A union contract at the Company’s facility in Vernon, California expired in July 2015, and the Company negotiated a new contract for this facility during the third quarter.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the Third Quarter of Fiscal 2015

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[2]
April 27, 2015 – May 31, 2015	-	$-	-	8,187,700
June 1, 2015 – June 28, 2015	8	56.66	-	8,187,700
June 29, 2015 – July 26, 2015	-	-	-	8,187,700
Total	8	$56.66	-

1The 8 shares repurchased during the third quarter, other than through publicly announced plans or programs, represent purchases for a Company employee award program.

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

HORMEL FOODS CORPORATION
(Registrant)

Date: September 4, 2015	By	/s/ JODY H. FERAGEN
JODY H. FERAGEN
Executive Vice President, Chief Financial Officer, and Director
(Principal Financial Officer)

Date: September 4, 2015	By	/s/ JAMES N. SHEEHAN
JAMES N. SHEEHAN
Vice President and Controller
(Principal Accounting Officer)