Form 10-K
period 2015-10-25
HORMEL FOODS CORP /DE/
filed 2015-12-16
CIK 48465

ANNUAL REPORT ON FORM 10-K

HORMEL FOODS CORPORATION

OCTOBER 25, 2015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 25, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes      No X

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of April 26, 2015, was $7,354,755,988, based on the closing price of $54.85 on the last business day of the registrant’s most recently completed second fiscal quarter.

As of November 27, 2015, the number of shares outstanding of each of the registrant’s classes of common stock was as follows:

Common Stock, $0.0293 Par Value – 264,228,740 shares

Common Stock Non-Voting, $0.01 Par Value – 0 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Stockholders’ Report for the fiscal year ended October 25, 2015, are incorporated by reference into Part I, Items 1 and 1A and Part II, Items 5-8 and 9A, and included as Exhibit 13.1 filed herewith.

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held January 26, 2016, are incorporated by reference into Part III, Items 10-14.

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

Internationally, the Company markets its products through Hormel Foods International Corporation (HFIC), a wholly owned subsidiary.  HFIC has a presence in the international marketplace through joint ventures and placement of personnel in strategic foreign locations such as Australia, Canada, China, Japan, and the Philippines.  HFIC has a global presence with a minority position in a food company in the Philippines (The Purefoods-Hormel Company, Inc., 40% holding).

The Company has not been involved in any bankruptcy, receivership, or similar proceedings during its history.  Substantially all the assets of the Company have been acquired in the ordinary course of business.

On July 13, 2015, the Company acquired Applegate Farms, LLC (Applegate) of Bridgewater, New Jersey, for a preliminary purchase price of $774.1 million in cash.  The purchase price is preliminary pending final adjustments, and was funded by the Company with cash on hand and by utilizing short-term financing.

The Company had no other significant change in the type of products produced or services rendered, or in the markets or methods of distribution since the beginning of the 2015 fiscal year.

(b)  Segments

The Company’s business is reported in five segments: Grocery Products, Refrigerated Foods, Jennie-O Turkey Store (JOTS), Specialty Foods, and International & Other.  Net sales to unaffiliated customers, operating profit, total assets, and the presentation of certain other financial information by segment, are reported in Note P of the Notes to Consolidated Financial Statements and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Annual Stockholder’s Report for the fiscal year ended October 25, 2015, incorporated herein by reference.

(c)  Description of Business

Products and Distribution

The Company’s products primarily consist of meat and other food products.  The meat products are sold fresh, frozen, cured, smoked, cooked, and canned.  The percentages of total revenues contributed by classes of similar products for the last three fiscal years are as follows:

	Fiscal Year Ended
	October 25, 2015	October 26, 2014	October 27, 2013
Perishable	53.0%	54.5%	53.3%
Poultry	18.6	18.4	18.8
Shelf-stable	18.4	19.0	19.0
Miscellaneous	10.0	8.1	8.9
	100.0%	100.0%	100.0%

Reporting of revenues from external customers is based on similarity of products, as the same or similar products are sold across multiple distribution channels such as retail, foodservice, or international.  Revenues reported are based on financial information used to produce the Company’s general-purpose financial statements.

The Perishable category includes fresh meats, frozen items, refrigerated meal solutions, sausages, hams, wieners, guacamole, and bacon (excluding JOTS products).  The Poultry category is composed primarily of JOTS products.  Shelf-stable includes canned luncheon meats, shelf-stable microwaveable meals, stews, chilies, hash, meat spreads, flour and corn tortillas, salsas, tortilla chips, peanut butter, and other items that do not require refrigeration.  The Miscellaneous category primarily consists of nutritional food products and supplements, sugar and sugar substitutes, dessert and drink mixes, and industrial gelatin products.

Domestically, the Company sells its products in all 50 states.  The Company’s products are sold through its sales personnel, operating in assigned territories or as dedicated teams serving major customers, coordinated from sales offices located in most of the larger U.S. cities. The Company also utilizes independent brokers and distributors.  As of October 25, 2015, the Company had approximately 850 sales personnel engaged in selling its products.  Distribution of products to customers is primarily by common carrier.

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

Raw Materials

The Company has, for the past several years, been concentrating on branded products for consumers with year-round demand to minimize the seasonal variation experienced with commodity-type products.  Pork continues to be the primary raw material for Company products.  Although the live pork industry has evolved to large, vertically integrated, year-round operations, and supply contracts have become prevalent in the industry, there is still a seasonal variation in the supply of fresh pork materials.  The Company’s expanding line of branded products has reduced, but not eliminated, the sensitivity of Company results to raw material supply and price fluctuations.

The majority of the hogs harvested by the Company are purchased under supply contracts from producers located principally in California, Colorado, Illinois, Iowa, Kansas, Minnesota, Nebraska, North Dakota, South Dakota, Texas, Utah, and Wisconsin.  The cost of hogs and the utilization of the Company’s facilities are affected by both the level and the methods of pork production in the United States.  The movement toward larger operations, which operate under supply agreements with processors, has resulted in fewer hogs being available on the spot cash market.  The Company, like others in the industry, uses supply contracts to manage the effects of this trend and to ensure a stable supply of raw materials.  The Company’s contracts are based on market-based formulas and/or the cost of production, to better balance input costs with customer pricing, and all contract costs are fully reflected in the Company’s reported financial statements.  In fiscal 2015, the Company purchased 94 percent of its hogs under supply contracts.  The Company also procures a portion of its hogs through farms that it either owns or operates in Arizona, California, Colorado, and Wyoming.

In fiscal 2015, JOTS raised turkeys representing approximately 77 percent of the volume needed to meet its raw material requirements for whole bird and branded turkey products.  Turkeys not sourced within the Company are contracted with independent turkey growers.  JOTS’ turkey-raising farms are located throughout Minnesota and Wisconsin.

Production costs in raising hogs and turkeys are subject primarily to fluctuations in feed grain prices and, to a lesser extent, fuel costs.  To manage this risk, the Company hedges a portion of its anticipated purchases of grain using futures contracts.

Additionally, the cost and supply of avocados, peanuts, whey, and natural and organic protein are impacted by the changing market forces of supply and demand which can impact the cost of the Company’s products. The Company uses long-term supply contracts and forward buying in an attempt to manage these risks.

Manufacturing

The Company has three plants that harvest hogs for processing.  Quality Pork Processors, Inc. of Dallas, Texas, operates the harvesting facility at Austin, Minnesota, under a custom harvesting arrangement.  The Company currently has seven turkey harvest and processing operations, and 35 facilities that produce and distribute other manufactured items.  Albert Lea Select Foods, Inc. operates the processing facility at Albert Lea, Minnesota, under a custom manufacturing agreement.  Company products are also custom manufactured by several other companies.  The following are the Company’s larger custom manufacturers: Abbyland Foods, Inc., Abbotsford, Wisconsin; Agropur Division Natrel USA, Maplewood, Minnesota; Algood Food Company, Louisville, Kentucky; Cloverleaf Cold Storage, Sioux City, Iowa; Deitz & Watson, Inc., Philadelphia, Pennsylvania; HP Hood LLC, Lynnfield, Massachusetts; OSI Industries LLC, Chicago, Illinois; Park 100 Foods, Inc., Tipton, Indiana; Reichel Foods, Inc., Rochester, Minnesota; Reser’s Fine Foods, Topeka, Kansas; and Steuben Foods, Jamaica, New York.  Exel, Inc., based in Westerville, Ohio, operates distribution centers for the Company in Dayton, Ohio, and Osceola, Iowa.

Patents and Trademarks

There are numerous patents and trademarks that are important to the Company’s business.  The Company holds 46 U.S.-issued and 17 foreign patents.  Most of the trademarks are registered.  Some of the more significant owned or licensed trademarks used by the Company or its affiliates are:

HORMEL, ALWAYS TENDER, APPLEGATE, AUSTIN BLUES, BACON 1, BLACK LABEL, BREAD READY, BÚFALO, CAFÉ H, CALIFORNIA NATURAL, CHI-CHI’S, COMPLEATS, CURE 81, CUREMASTER, CYTOSPORT, DAN’S PRIZE, DI LUSSO, DINTY MOORE, DODGER DOG, DON MIGUEL, DOÑA MARIA, DUBUQUE, EMBASA, ESSENCE C, FARMER JOHN, FAST ‘N EASY, FIRE BRAISED, HERB-OX, HERDEZ, HIBACHI GRILL, HOMELAND, HORMEL GATHERINGS, HOUSE OF TSANG, JENNIE-O, KID’S KITCHEN, LA VICTORIA, LAYOUT, LITTLE SIZZLERS, LLOYD’S, MANNY’S, MARY KITCHEN, MONSTER MILK, MUSCLE MILK, NATURAL CHOICE, NATURASELECT, NOT-SO-SLOPPY-JOE, OLD SMOKEHOUSE, PILLOW PACK, POCO PAC, PREMORO, PREP CHEF, RANGE BRAND, REV, ROSA GRANDE, SAAG’S, SANDWICH MAKERS, SAUCY BLUES, SKIPPY, SPAM, SPECIAL RECIPE, STAGG, TEZZATA, THICK & EASY, VALLEY FRESH, WHOLLY GUACAMOLE, and WRANGLERS.

The Company’s patents expire after a term that is typically 20 years from the date of filing, with earlier expiration possible based on the Company’s decision to pay required maintenance fees.  As long as the Company intends to continue using its trademarks, they are renewed indefinitely.

Customers and Backlog Orders

During fiscal year 2015, sales to Wal-Mart Stores, Inc. (Wal-Mart) represented approximately 13.9 percent of the Company’s revenues (measured as gross sales less returns and allowances), compared to 14.1 percent in fiscal 2014.  Wal-Mart is a customer for all five segments of the Company.  The five largest customers in each segment make up approximately the following percentage of segment sales: 45 percent of Grocery Products, 36 percent of Refrigerated Foods, 41 percent of JOTS, 35 percent of Specialty Foods, and 23 percent of International & Other.  The loss of one or more of the top customers in any of these segments could have a material adverse effect on the results of such segment.  Backlog orders are not significant due to the perishable nature of a large portion of the products.  Orders are accepted and shipped on a current basis.

Competition

The production and sale of meat and food products in the United States and internationally are highly competitive.  The Company competes with manufacturers of pork and turkey products, as well as national and regional producers of other meat and protein sources, such as beef, chicken, fish, peanut butter, and whey.  The Company believes that its largest domestic competitors for its Refrigerated Foods segment in 2015 were Tyson Foods, Inc. and Smithfield Foods, Inc.; for its Grocery Products segment, ConAgra Foods, Inc., General Mills, Inc., Campbell Soup Co., and J. M. Smucker Co.; and for JOTS, Cargill, Inc. and Butterball, LLC.

All segments compete on the basis of price, product quality and attributes, brand identification, breadth of product line, and customer service.  Through aggressive marketing and strong quality assurance programs, the Company’s strategy is to provide higher quality products that possess strong brand recognition, which would then support higher value perceptions from customers.

Research and Development

Research and development continues to be a vital part of the Company’s strategy to extend existing brands and expand into new branded items.  The expenditures for research and development for fiscal 2015, 2014, and 2013, were approximately $32.0 million, $29.9 million, and $29.9 million, respectively.  There are approximately 150 employees engaged in full time research and development, 80 in the area of improving existing products and 70 in developing new products.

Employees

As of October 25, 2015, the Company had approximately 20,700 active domestic and foreign employees.

(d) Geographic Areas

Financial information about geographic areas, including total revenues attributed to the U.S. and all foreign countries in total for the last three fiscal years of the Company, is reported in Note P of the Notes to Consolidated Financial Statements of the Annual Stockholder’s Report for the fiscal year ended October 25, 2015, incorporated herein by reference.

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

The documents noted above are also available in print, free of charge, to any stockholder who requests them.

(f) Executive Officers of the Registrant

		CURRENT OFFICE AND PREVIOUS
NAME	AGE	FIVE YEARS EXPERIENCE	DATES

Jeffrey M. Ettinger	57	Chairman of the Board and Chief Executive Officer	10/26/15 to Present
		Chairman of the Board, President and Chief Executive Officer	11/21/06 to 10/25/15

James P. Snee	48	President and Chief Operating Officer	10/26/15 to Present
		Group Vice President/President Hormel Foods International Corporation	10/29/12 to 10/25/15
		Vice President/Senior Vice President Hormel Foods International Corporation	10/31/11 to 10/28/12
		Vice President (Affiliated Business Units - Refrigerated Foods)	10/27/08 to 10/30/11

Jody H. Feragen	59	Executive Vice President and Chief Financial Officer	11/01/10 to Present
		Senior Vice President and Chief Financial Officer	01/01/07 to 10/31/10

Steven G. Binder	58	Executive Vice President/President Hormel Business Units	10/31/11 to Present
		Executive Vice President (Refrigerated Foods)	11/01/10 to 10/30/11
		Group Vice President (Refrigerated Foods)	07/30/07 to 10/31/10

Jeffrey R. Baker	51	Group Vice President (Foodservice)	10/26/15 to Present
		Vice President (Foodservice Marketing)	10/29/12 to 10/25/15
		Director (Foodservice Marketing)	06/18/12 to 10/28/12
		Director (Fresh Meats Marketing and Precept Foods, LLC)	10/26/09 to 06/17/12

Deanna T. Brady	50	Group Vice President/President Consumer Products Sales	10/26/15 to Present
		Group Vice President (Foodservice)	10/28/13 to 10/25/15
		Vice President Sales (Foodservice Sales)	07/30/07 to 10/27/13

Thomas R. Day	57	Group Vice President (Refrigerated Foods)	10/28/13 to Present
		Group Vice President (Foodservice)	11/01/10 to 10/27/13
		Senior Vice President (Foodservice)	07/30/07 to 10/31/10

Donald H. Kremin	55	Group Vice President (Specialty Foods Group)	10/31/11 to Present
		Vice President/Senior Vice President Consumer Product Sales (Wal-Mart)	10/29/07 to 10/30/11

Glenn R. Leitch	55	Group Vice President/President Jennie-O Turkey Store, Inc.	10/31/11 to Present
		General Manager (Jennie-O Turkey Store, Inc.)	05/30/11 to 10/30/11
		Senior Vice President – Commodity (Supply Chain Division – Jennie-O Turkey Store, Inc.)	04/30/01 to 05/29/11

(f) Executive Officers of the Registrant - Continued

		CURRENT OFFICE AND PREVIOUS
NAME	AGE	FIVE YEARS EXPERIENCE	DATES

James M. Splinter	53	Group Vice President (Grocery Products)	11/01/10 to Present
		Vice President (Marketing-Consumer Products-Refrigerated Foods)	06/02/03 to 10/31/10

Larry L. Vorpahl	52	Group Vice President/President Hormel Foods International Corporation	10/26/15 to Present
		Group Vice President/President Consumer Products Sales	10/31/05 to 10/25/15

Bryan D. Farnsworth	58	Senior Vice President (Supply Chain)	03/03/14 to Present
		Vice President Quality Management	08/01/05 to 03/02/14

Lawrence C. Lyons	60	Senior Vice President (Human Resources)	03/30/15 to Present
		Vice President (Human Resources)	03/03/14 to 03/29/15
		Director (Human Resources)	01/09/06 to 03/02/14

Lori J. Marco	48	Senior Vice President (External Affairs) and General Counsel	03/30/15 to Present
		Vice President (External Affairs) and General Counsel	01/24/11 to 03/29/15
		Senior Attorney	01/01/07 to 01/23/11

Kevin L. Myers, Ph.D.	50	Senior Vice President (Research and Development)	03/30/15 to Present
		Vice President (Research and Development)	10/28/13 to 03/29/15
		Director Product and Process Development (Research and Development)	04/30/12 to 10/27/13
		Group Manager Product Development (Research and Development)	03/06/06 to 04/29/12

Roland G. Gentzler	61	Vice President (Finance) and Treasurer	01/01/07 to Present

Brian D. Johnson	55	Vice President and Corporate Secretary	11/22/10 to Present
		Corporate Secretary and Senior Attorney	10/29/07 to 11/21/10

James N. Sheehan	60	Vice President and Controller	05/01/00 to Present

No family relationship exists among the executive officers.

Executive officers are elected annually by the Board of Directors at the first meeting following the Annual Meeting of Stockholders.  Vacancies may be filled and additional officers elected at any time.

Item 1A.  RISK FACTORS

Information on the Company’s risk factors included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 28 through 31 of the Annual Stockholders’ Report for the fiscal year ended October 25, 2015, is incorporated herein by reference.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Location	Principal Segment (1)	Approximate Area (Square Feet, Unless Noted)	Owned or Leased	Lease Expiration Date

Harvest and Processing Plants
Austin, Minnesota	Refrigerated Foods Grocery Products Specialty Foods International & Other	1,398,000	Owned
Barron, Wisconsin	JOTS	425,000	Owned
Faribault, Minnesota	JOTS	173,000	Owned
Fremont, Nebraska	Refrigerated Foods Grocery Products Specialty Foods International & Other	700,000	Owned
Melrose, Minnesota	JOTS	133,000	Owned
Vernon, California	Refrigerated Foods	724,000	Owned
	Refrigerated Foods	108,000	Leased	March 2019
Willmar, Minnesota	JOTS	339,000	Owned

Processing Plants
Albert Lea, Minnesota	Refrigerated Foods	80,000	Owned
Algona, Iowa	Refrigerated Foods	154,000	Owned
Alma, Kansas	Refrigerated Foods	66,000	Owned
Aurora, Illinois	Specialty Foods Grocery Products	147,000	Owned
Beijing, China	International & Other	95,000	80% Owned
Beloit, Wisconsin	Grocery Products Specialty Foods	346,000	Owned
	Grocery Products Specialty Foods	5,000	Leased	Monthly
Bremen, Georgia	Specialty Foods	156,000	Owned
Browerville, Minnesota	Refrigerated Foods	101,000	Owned
Dubuque, Iowa	Grocery Products	343,000	Owned
Duluth, Georgia	Specialty Foods	85,000	Owned
Knoxville, Iowa	Refrigerated Foods	131,000	Owned
Lathrop, California	Refrigerated Foods	87,000	Owned
Little Rock, Arkansas	Grocery Products	167,000	Owned
Long Prairie, Minnesota	Refrigerated Foods	86,000	Owned
Mendota Heights, Minnesota	Refrigerated Foods	77,000	Owned
Mitchellville, Iowa	Specialty Foods	87,000	Owned
Montevideo, Minnesota	JOTS	89,000	Owned
Nevada, Iowa	Refrigerated Foods	226,000	Owned
New Berlin, Wisconsin	Grocery Products	50,000	Leased	February 2016
Osceola, Iowa	Refrigerated Foods	373,000	Owned
Pelican Rapids, Minnesota	JOTS	374,000	Owned
Quakertown, Pennsylvania	Specialty Foods	12,000	Owned
Rochelle, Illinois	Refrigerated Foods Grocery Products Specialty Foods	398,000	Owned
San Leandro, California	Refrigerated Foods	42,000	Leased	November 2021
Savannah, Georgia	Specialty Foods	300,000	Owned
Shanghai, China	International & Other	33,000	Leased	February 2018
Sparta, Wisconsin	Specialty Foods	385,000	Owned

Item 2.  PROPERTIES – Continued

Location	Principal Segment (1)	Approximate Area (Square Feet, Unless Noted)	Owned or Leased	Lease Expiration Date

Processing Plants (continued)
Tucker, Georgia	Grocery Products Refrigerated Foods Specialty Foods	283,000	Owned
Visalia, California	Specialty Foods	107,000	Owned
Weifang, China	International & Other	117,000	Owned
Wichita, Kansas	Refrigerated Foods	89,000	Owned

Warehouse/Distribution Centers
Austin, Minnesota	Refrigerated Foods Grocery Products	82,000	Owned
Bondurant, Iowa	Specialty Foods	98,000	Owned
Dayton, Ohio	Refrigerated Foods Grocery Products Specialty Foods	140,000	Owned
Eldridge, Iowa	Grocery Products Specialty Foods	424,000	Leased	July 2019
New Berlin, Wisconsin	Grocery Products	20,000	Leased	February 2016
Osceola, Iowa	Refrigerated Foods	233,000	Owned
Shanghai, China	International & Other	26,000	Leased	June 2016
Sparta, Wisconsin	Specialty Foods	50,000	Leased	June 2016
Vernon, California	Refrigerated Foods	115,000	Owned
Willmar, Minnesota	JOTS	120,000	Owned
		5,000	Leased	September 2018

Hog Production Facilities
Albin, Wyoming	Refrigerated Foods	458,000	Owned
Corcoran, California	Refrigerated Foods	816,000	Owned
Holbrook, Arizona	Refrigerated Foods	13,000	Owned
Las Animas, Colorado	Refrigerated Foods	801,000	Owned
Pine Bluffs, Wyoming	Refrigerated Foods	64,000	Owned
Snowflake, Arizona	Refrigerated Foods	1,529,000	Owned

Hatcheries
Barron, Wisconsin	JOTS	29,000	Owned
Detroit Lakes, Minnesota	JOTS	27,000	Owned
Henning, Minnesota	JOTS	22,000	Owned

Feed Mills
Albin, Wyoming	Refrigerated Foods	6,000	Owned
Atwater, Minnesota	JOTS	19,000	Owned
Barron, Wisconsin	JOTS	26,000	Owned
Corcoran, California	Refrigerated Foods	5,000	Owned
Dawson, Minnesota	JOTS	37,000	Owned
Faribault, Minnesota	JOTS	25,000	Owned
Henning, Minnesota	JOTS	5,000	Owned
Northfield, Minnesota	JOTS	17,000	Owned
Perham, Minnesota	JOTS	26,000	Owned
Snowflake, Arizona	Refrigerated Foods	28,000	Owned
Swanville, Minnesota	JOTS	29,000	Owned

Item 2.  PROPERTIES – Continued

Location	Principal Segment (1)	Approximate Area (Square Feet, Unless Noted)		Owned or Leased	Lease Expiration Date

Turkey Farms
Minnesota and Wisconsin	JOTS	13,900	(2)	Owned

Research and Development
Austin, Minnesota	All Segments	83,000		Owned
Shanghai, China	International & Other	4,000		Leased	September 2016
Willmar, Minnesota	JOTS	10,000		Owned

Administrative Offices
Austin, Minnesota	All Segments	299,000		Owned
Beijing, China	International & Other	4,000		Leased	May 2016
Benicia, California	Specialty Foods	14,000		Leased	November 2015
Bridgewater, New Jersey	Refrigerated Foods	29,000		Leased	January 2024
Gainesville, Georgia	Refrigerated Foods	5,000		Leased	October 2019
Las Animas, Colorado	Refrigerated Foods	4,000		Leased	Monthly
Moorabbin, Australia	International & Other	3,000		Leased	September 2016
Savannah, Georgia	Specialty Foods	14,000		Owned
Shanghai, China	International & Other	14,000		Leased	September 2017
Taylor, Arizona	Refrigerated	5,000		Leased	December 2019
Vernon, California	Refrigerated Foods	24,000		Leased	March 2019
Walnut Creek, California	Specialty Foods	22,000		Leased	April 2023
Willmar, Minnesota	JOTS	56,000		Owned

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

PART II

Item 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The high and low sales price of the Company’s common stock and the dividends per share declared for each quarter of fiscal 2015 and fiscal 2014 are shown below:

2015	High	Low	Dividend
First Quarter	$55.40	$50.06	$0.25
Second Quarter	58.98	50.13	0.25
Third Quarter	59.36	54.15	0.25
Fourth Quarter	68.97	56.89	0.25

2014	High	Low	Dividend
First Quarter	$46.75	$41.93	$0.20
Second Quarter	49.47	42.81	0.20
Third Quarter	49.87	46.02	0.20
Fourth Quarter	53.12	44.91	0.20

Additional information about dividends, principal market of trade, and number of stockholders on pages 64 and 65 of the Annual Stockholders’ Report for the fiscal year ended October 25, 2015, is incorporated herein by reference.  The Company’s common stock has been listed on the New York Stock Exchange since January 16, 1990.

Issuer purchases of equity securities in the fourth quarter of fiscal year 2015 are shown below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July 27, 2015 – August 30, 2015	-	$ -	-	8,187,700
August 31, 2015 – September 27, 2015[2]	400,000	62.32	400,000	7,787,700
September 28, 2015 – October 25, 2015	-	-	-	7,787,700
Total	400,000	$62.32	400,000

1 On January 31, 2013, the Company announced that its Board of Directors had authorized the repurchase of 10,000,000 shares of its common stock with no expiration date.  The repurchase program was authorized at a meeting of the Company’s Board of Directors on January 29, 2013.

2 The 400,000 shares were purchased from The Hormel Foundation at $62.32, representing the average closing price for the three days of September 15, September 16, and September 17, 2015.  Settlement took place on September 18, 2015.

Item 6.  SELECTED FINANCIAL DATA

Selected Financial Data for the five fiscal years ended October 25, 2015, on page 13 of the Annual Stockholders’ Report for the fiscal year ended October 25, 2015, is incorporated herein by reference.

Item 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information in the Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 14 through 32 of the Annual Stockholders’ Report for the fiscal year ended October 25, 2015, is incorporated herein by reference.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information on the Company’s exposure to market risk included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 31 through 32 of the Annual Stockholders’ Report for the fiscal year ended October 25, 2015, is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements, including unaudited quarterly data, on pages 36 through 63 and the Report of Independent Registered Public Accounting Firm on page 35 of the Annual Stockholders’ Report for the fiscal year ended October 25, 2015, are incorporated herein by reference.

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

Internal Control over Financial Reporting

(a)         The report entitled “Management’s Report on Internal Control Over Financial Reporting” on page 33 of the Annual Stockholder’s Report for the fiscal year ended October 25, 2015, is incorporated herein by reference.

(b)         The report entitled “Report of Independent Registered Public Accounting Firm” on page 34 of the Annual Stockholder’s Report for the fiscal year ended October 25, 2015, is incorporated herein by reference.

(c)          During the fourth quarter of fiscal year 2015, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information under “Item 1 - Election of Directors” on pages 2 through 7, information under “Board Independence” on pages 8 and 9, and information under “Board of Director and Committee Meetings” on pages 9 and 10 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 26, 2016, is incorporated herein by reference.

Information concerning Executive Officers is set forth in Part I, Item 1(f) of this Annual Report on Form 10-K, pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K.

Information under “Section 16(a) Beneficial Ownership Reporting Compliance,” on pages 33 and 34 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 26, 2016, is incorporated herein by reference.

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

Item 11.  EXECUTIVE COMPENSATION

Information commencing with “Executive Compensation” on page 16 through “Potential Payments Upon Termination at Fiscal 2015 Year End” on pages 31 through 33, and information under “Compensation of Directors” on pages 11 through 12 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 26, 2016, is incorporated herein by reference.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the Company’s equity compensation plans as of October 25, 2015, is shown below:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	17,198,531	$ 27.67	25,067,926

Equity compensation plans not approved by security holders	–	–	–

Total	17,198,531	$ 27.67	25,067,926

Information under “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” on pages 15 and 16 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 26, 2016, is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information under “Related Party Transactions” on page 33 and “Board Independence” on pages 8 and 9 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 26, 2016, is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information under “Independent Registered Public Accounting Firm Fees” and “Audit Committee Preapproval Policies and Procedures” on pages 14 and 15 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 26, 2016, is incorporated herein by reference.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The response to Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORMEL FOODS CORPORATION

By:	/s/ JEFFREY M. ETTINGER	December 16, 2015
	JEFFREY M. ETTINGER, Chairman of the	Date
Board, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Date	Title

/s/ JEFFREY M. ETTINGER	12/16/15	Chairman of the Board, Chief Executive
JEFFREY M. ETTINGER		Officer, and Director
(Principal Executive Officer)

/s/ JAMES P. SNEE	12/16/15	President and Chief Operating Officer
JAMES P. SNEE		and Director

/s/ JODY H. FERAGEN	12/16/15	Executive Vice President, Chief Financial
JODY H. FERAGEN		Officer, and Director
(Principal Financial Officer)

/s/ JAMES N. SHEEHAN	12/16/15	Vice President and Controller
JAMES N. SHEEHAN		(Principal Accounting Officer)

/s/ GARY C. BHOJWANI*	12/16/15	Director
GARY C. BHOJWANI

/s/ TERRELL K. CREWS*	12/16/15	Director
TERRELL K. CREWS

/s/ GLENN S. FORBES*	12/16/15	Director
GLENN S. FORBES

/s/ STEPHEN M. LACY*	12/16/15	Director
STEPHEN M. LACY

/s/ JOHN L. MORRISON*	12/16/15	Director
JOHN L. MORRISON

/s/ ELSA A. MURANO*	12/16/15	Director
ELSA A. MURANO

/s/ ROBERT C. NAKASONE*	12/16/15	Director
ROBERT C. NAKASONE

/s/ SUSAN K. NESTEGARD*	12/16/15	Director
SUSAN K. NESTEGARD

/s/ DAKOTA A. PIPPINS*	12/16/15	Director
DAKOTA A. PIPPINS

/s/ CHRISTOPHER J. POLICINSKI*	12/16/15	Director
CHRISTOPHER J. POLICINSKI

/s/ SALLY J. SMITH*	12/16/15	Director
SALLY J. SMITH

/s/ STEVEN A. WHITE*	12/16/15	Director
STEVEN A. WHITE

*By: /s/ JAMES N. SHEEHAN	12/16/15
JAMES N. SHEEHAN,
as Attorney-In-Fact

ANNUAL REPORT ON FORM 10-K

ITEM 15

LIST OF FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULE

LIST OF EXHIBITS

FISCAL YEAR ENDED OCTOBER 25, 2015

HORMEL FOODS CORPORATION

Austin, Minnesota

Item 15.

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

HORMEL FOODS CORPORATION

FINANCIAL STATEMENTS

The following consolidated financial statements of Hormel Foods Corporation included in the Annual Stockholders’ Report for the fiscal year ended October 25, 2015, are incorporated herein by reference in Item 8 of Part II of this report:

Consolidated Statements of Financial Position--October 25, 2015, and October 26, 2014.

Consolidated Statements of Operations--Fiscal Years Ended October 25, 2015, October 26, 2014, and October 27, 2013.

Consolidated Statements of Comprehensive Income--Fiscal Years Ended October 25, 2015, October 26, 2014, and October 27, 2013.

Consolidated Statements of Changes in Shareholders’ Investment--Fiscal Years Ended October 25, 2015, October 26, 2014, and October 27, 2013.

Consolidated Statements of Cash Flows--Fiscal Years Ended October 25, 2015, October 26, 2014, and October 27, 2013.

Notes to Consolidated Financial Statements--October 25, 2015.

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

Valuation reserve deduction from assets account:

Fiscal year ended
October 25, 2015
Allowance for
doubtful accounts				$ 52 (2)
receivable	$ 4,050	$ (25)	$ 36 (1)	(77) (3)	$ 4,086

Fiscal year ended
October 26, 2014
Allowance for
doubtful accounts				$ 4,152 (2)
receivable	$ 4,000	$ 4,076	$ 50 (4)	(76) (3)	$ 4,050

Fiscal year ended
October 27, 2013
Allowance for
doubtful accounts				$ 497 (2)
receivable	$ 4,000	$ 476	$ 0	(21) (3)	$ 4,000

Note (1) – Increase in the reserve due to the inclusion of Applegate Farms accounts receivable.

Note (2) – Uncollectible accounts written off.

Note (3) – Recoveries on accounts previously written off.

Note (4) – Increase in the reserve due to the inclusion of CytoSport accounts receivable.

LIST OF EXHIBITS

HORMEL FOODS CORPORATION

NUMBER	DESCRIPTION OF DOCUMENT
2.1(1)

Purchase Agreement by and among Hormel Foods Corporation, Applegate Farms, LLC, the management sellers listed on Exhibit A, Weiser, Inc., Stephen M. McDonnell, SPC Partners IV, L.P., K&E Investment Partners, L.P. and Applegate Investment Corporation, dated May 26, 2015. (Incorporated by reference to Exhibit 2.1 to Hormel’s Quarterly Report on Form 10-Q for the quarter ended April 26, 2015, File No. 001-02402.) Exhibits identified in the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished to the Commission upon request.

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

11.1(2)	Statement re: computation of per share earnings. (Included in Exhibit 13.1 filed with this Annual Report on Form 10-K for the fiscal year ended October 25, 2015.)
13.1(2)	Pages 13 through 66 of the Annual Stockholders’ Report for the fiscal year ended October 25, 2015.
21.1(2)	Subsidiaries of the Registrant.
23.1(2)	Consent of Independent Registered Public Accounting Firm.
24.1(2)	Power of Attorney.
31.1(2)	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(2)	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(2)	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

99.3(1)

U.S. $700,000,000 Amended and Restated Credit Agreement, dated as of June 24, 2015, between the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders identified on the signature pages thereof. (Incorporated by reference to Exhibit 99 to Hormel’s Current Report on Form 8-K dated June 24, 2015, File No. 001-02402.)

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