Form 10-Q
period 2016-01-24
HORMEL FOODS CORP /DE/
filed 2016-03-04
CIK 48465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 24, 2016

or

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

Large accelerated filer X	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes   X  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2016
Common Stock	$.01465 par value 529,917,508
Common Stock Non-Voting	$.01 par value	-0-

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except share and per share amounts)

	January 24,	October 25,
	2016	2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$375,215	$347,239
Accounts receivable	554,738	605,689
Inventories	994,826	993,265
Income taxes receivable	-	6,132
Deferred income taxes	-	86,902
Prepaid expenses	13,820	14,383
Other current assets	7,484	9,422
TOTAL CURRENT ASSETS	1,946,083	2,063,032

DEFERRED INCOME TAXES	20,992	-

GOODWILL	1,699,361	1,699,484

OTHER INTANGIBLES	825,069	827,219

PENSION ASSETS	136,917	132,861

INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	253,589	258,998

OTHER ASSETS	144,875	146,498

PROPERTY, PLANT AND EQUIPMENT
Land	70,860	71,192
Buildings	817,691	815,643
Equipment	1,690,232	1,679,100
Construction in progress	94,682	79,964
	2,673,465	2,645,899
Less allowance for depreciation	(1,659,462)	(1,634,160)
	1,014,003	1,011,739

TOTAL ASSETS	$6,040,889	$6,139,831

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except share and per share amounts)

	January 24,	October 25,
	2016	2015
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$411,031	$495,317
Short-term debt	-	185,000
Accrued expenses	84,262	71,777
Accrued workers compensation	37,683	37,009
Accrued marketing expenses	153,248	119,153
Employee related expenses	164,288	232,309
Taxes payable	89,859	6,764
Interest and dividends payable	79,727	66,696
TOTAL CURRENT LIABILITIES	1,020,098	1,214,025

LONG-TERM DEBT—less current maturities	250,000	250,000

PENSION AND POST-RETIREMENT BENEFITS	511,615	509,261

OTHER LONG-TERM LIABILITIES	95,663	101,056

DEFERRED INCOME TAXES	-	64,096

SHAREHOLDERS’ INVESTMENT *
Preferred stock, par value $.01 a share—authorized 160,000,000 shares; issued—none
Common stock, non-voting, par value $.01 a share—authorized 400,000,000 shares; issued—none
Common stock, par value $.01465 a share—authorized 1,600,000,000 shares;
issued 529,366,392 shares January 24, 2016
issued 528,411,628 shares October 25, 2015	7,755	7,741
Additional paid-in capital	5,676	-
Accumulated other comprehensive loss	(227,739)	(225,668)
Retained earnings	4,374,596	4,216,125
HORMEL FOODS CORPORATION SHAREHOLDERS’ INVESTMENT	4,160,288	3,998,198
NONCONTROLLING INTEREST	3,225	3,195
TOTAL SHAREHOLDERS’ INVESTMENT	4,163,513	4,001,393

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$6,040,889	$6,139,831

* Shares and par values have been restated, as appropriate, to give effect to the two-for-one stock split distributed on February 9, 2016.

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	January 24, 2016	January 25, 2015*

Net sales	$2,292,672	$2,395,073
Cost of products sold	1,734,661	1,950,468
GROSS PROFIT	558,011	444,605

Selling, general and administrative	209,948	180,299

Equity in earnings of affiliates	11,475	1,660

OPERATING INCOME	359,538	265,966

Other income and expense:
Interest and investment (expense) income	(1,963)	1,149
Interest expense	(3,407)	(3,078)

EARNINGS BEFORE INCOME TAXES	354,168	264,037

Provision for income taxes	119,001	91,607

NET EARNINGS	235,167	172,430
Less: Net earnings attributable to noncontrolling interest	106	712
NET EARNINGS ATTRIBUTABLE TO HORMEL FOODS CORPORATION	$235,061	$171,718

NET EARNINGS PER SHARE:
BASIC	$0.44	$0.33
DILUTED	$0.43	$0.32

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	528,862	527,352
DILUTED	542,737	540,123

DIVIDENDS DECLARED PER SHARE:	$0.145	$0.125

* Shares and per share figures have been restated to give effect to the two-for-one stock split distributed on February 9, 2016.

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended
	January 24, 2016	January 25, 2015

NET EARNINGS	$235,167	$172,430
Other comprehensive income (loss), net of tax:
Foreign currency translation	(2,615)	777
Pension and other benefits	1,766	1,897
Deferred hedging	(1,298)	5,006
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(2,147)	7,680
COMPREHENSIVE INCOME	233,020	180,110
Less: Comprehensive income attributable to noncontrolling interest	30	729
COMPREHENSIVE INCOME ATTRIBUTABLE TO HORMEL FOODS CORPORATION	$232,990	$179,381

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT

(in thousands, except per share amounts)

(Unaudited)

	Hormel Foods Corporation Shareholders
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment

Balance at October 26, 2014	$ 7,724	$ -	$ -	$ 3,805,654	$ (207,700)	$ 6,378	$ 3,612,056

Net earnings				686,088		1,176	687,264
Other comprehensive loss					(18,363)	(229)	(18,592)
Purchases of common stock		(24,928)					(24,928)
Stock-based compensation expense	1		15,716				15,717
Exercise of stock options/nonvested shares	28		9,527				9,555
Purchase of additional ownership from noncontrolling interest			(11,881)		395	(2,549)	(14,035)
Shares retired	(12)	24,928	(13,362)	(11,554)			-
Distribution to noncontrolling interest						(1,581)	(1,581)
Declared cash dividends – $.50 per share*				(264,063)			(264,063)
Balance at October 25, 2015	$ 7,741	$ -	$ -	$ 4,216,125	$ (225,668)	$ 3,195	$ 4,001,393
Net earnings				235,061		106	235,167
Other comprehensive loss					(2,071)	(76)	(2,147)
Stock-based compensation expense			7,162				7,162
Exercise of stock options/nonvested shares	14		(1,486)				(1,472)
Declared cash dividends – $.145 per share				(76,590)			(76,590)
Balance at January 24, 2016	$ 7,755	$ -	$ 5,676	$ 4,374,596	$ (227,739)	$ 3,225	$ 4,163,513

* Per share figures have been restated to give effect to the two-for-one stock split distributed on February 9, 2016.

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	January 24, 2016	January 25, 2015
OPERATING ACTIVITIES
Net earnings	$235,167	$172,430
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	29,679	30,720
Amortization of intangibles	2,125	2,039
Equity in earnings of affiliates, net of dividends	(6,454)	(1,639)
Provision for deferred income taxes	(1,735)	1,161
Gain on property/equipment sales and plant facilities	126	(5,117)
Non-cash investment activities	2,081	(1,068)
Stock-based compensation expense	7,162	5,524
Excess tax benefit from stock-based compensation	(20,149)	(2,963)
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	50,951	31,288
(Increase) decrease in inventories	(1,439)	36,824
Decrease in prepaid expenses and other current assets	7,917	18,354
Increase in pension and post-retirement benefits	1,047	327
Decrease in accounts payable and accrued expenses	(27,787)	(39,944)
Other	-	(1,434)
NET CASH PROVIDED BY OPERATING ACTIVITIES	278,691	246,502

INVESTING ACTIVITIES
Purchases of property/equipment	(33,480)	(27,674)
Proceeds from sales of property/equipment	1,411	9,931
Decrease in investments, equity in affiliates, and other assets	11,088	14,932
NET CASH USED IN INVESTING ACTIVITIES	(20,981)	(2,811)

FINANCING ACTIVITIES
Principal payments on short-term debt	(185,000)	-
Dividends paid on common stock	(66,137)	(52,801)
Proceeds from exercise of stock options	3,514	2,057
Excess tax benefit from stock-based compensation	20,149	2,963
Distribution to noncontrolling interest	-	(1,581)
NET CASH USED IN FINANCING ACTIVITIES	(227,474)	(49,362)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,260)	(1,406)
INCREASE IN CASH AND CASH EQUIVALENTS	27,976	192,923
Cash and cash equivalents at beginning of year	347,239	334,174
CASH AND CASH EQUIVALENTS AT END OF QUARTER	$375,215	$527,097

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A                                               GENERAL

Basis of Presentation

The accompanying unaudited consolidated financial statements of Hormel Foods Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year.  The balance sheet at October 25, 2015, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 25, 2015.  Fiscal 2016 is a 53-week year as compared with fiscal 2015, which was 52 weeks, with the additional week occurring in the fourth quarter of fiscal 2016.

Stock Split

On November 25, 2015, the Company’s Board of Directors authorized a two-for-one split of the Company’s voting common stock, which was subsequently approved by shareholders at the Company’s Annual Meeting on January 26, 2016, and effected on January 27, 2016.  The Company’s voting common stock was reclassified by reducing the par value from $.0293 per share to $.01465 per share and the number of authorized shares was increased from 800,000,000 to 1,600,000,000 shares, in order to effect the two-for-one stock split.  The Company distributed the additional shares of $.01465 par value common stock on February 9, 2016, and the shares began trading at the post-split price on February 10, 2016.  The number of authorized shares of non-voting common stock and preferred stock were not included in the stock split.

Unless otherwise noted, all prior year share amounts and per share calculations throughout this Quarterly Report on Form 10-Q have been restated to reflect the impact of this split, and to provide data on a basis comparable to fiscal 2015.  Such restatements include calculations regarding the Company’s weighted average shares, earnings per share, and dividends per share, as well as disclosures regarding the Company’s stock-based compensation plans and share repurchase activity.

Assets Held For Sale

The Company classifies assets as held for sale when management approves and commits to a formal plan of sale with the expectation the sale will be completed within one year.  The net assets of the business held for sale are then recorded at the lower of their current carrying value or the fair market value, less costs to sell.  See additional discussion regarding the Company’s assets held for sale in Note E.

Investments

The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans, which is included in other assets on the Consolidated Statements of Financial Position.  The securities held by the trust are classified as trading securities and consist mainly of fixed return investments.  Therefore, unrealized gains and losses associated with these investments are included in the Company’s earnings.  Securities held by the trust generated a loss of $1.7 million for the quarter ended January 24, 2016, compared to a gain of $1.5 million for the quarter ended January 25, 2015.

Supplemental Cash Flow Information

Non-cash investment activities presented on the Consolidated Statements of Cash Flows generally consist of unrealized gains or losses on the Company’s rabbi trust.  The noted investments are included in other assets on the Consolidated Statements of Financial Position.  Changes in the value of these investments are included in the Company’s net earnings and are presented in the Consolidated Statements of Operations as either interest and investment income (loss) or interest expense, as appropriate.

Guarantees

The Company enters into various agreements guaranteeing specified obligations of affiliated parties.  The Company’s guarantees either terminate in one year or remain in place until such time as the Company revokes the agreement.  The Company currently provides revocable standby letters of credit totaling $4.0 million to guarantee obligations that may arise under worker compensation claims of an affiliated party.  This potential obligation is not reflected in the Company’s Consolidated Statements of Financial Position.

New Accounting Pronouncements

In January 2014, the FASB updated the guidance within ASC 323, Investments-Equity Method and Joint Ventures.  The update provides guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit.  The amendments modify the conditions that a reporting entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments.  If the modified conditions are met, the amendments permit an entity to make an accounting policy election to amortize the initial cost of the investment in proportion to the amount of tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit). Additionally, the amendments introduce new recurring disclosures about all investments in qualified affordable housing projects irrespective of the method used to account for the investments.  The updated guidance is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted.  The Company adopted the new provisions of this accounting standard at the beginning of fiscal year 2016, and adoption did not have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASC 606, Revenue from Contracts with Customers.  This topic converges the guidance within U.S. generally accepted accounting principles and international financial reporting standards and supersedes ASC 605, Revenue Recognition.  The new standard requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services.  The new standard will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements.  On July 8, 2015, the FASB approved a one-year deferral of the effective date.  The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, and early adoption is permitted for annual reporting periods beginning after December 15, 2016.  Accordingly, the Company expects to adopt the provisions of this new accounting standard at the beginning of fiscal year 2019, and adoption is not expected to have a material impact on its consolidated financial statements.

In April 2015, the FASB updated the guidance within ASC 835, Interest.  The update provides guidance on simplifying the presentation of debt issuance costs.  The amendments require debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.  The new guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted.  The Company expects to adopt the new provisions of this accounting standard at the beginning of fiscal year 2017, and is currently assessing the impact on its consolidated financial statements.

In April 2015, the FASB updated the guidance within ASC 715, Compensation-Retirement Benefits.  The update provides guidance on simplifying the measurement date for defined benefit plan assets and obligations.  The amendments allow employers with fiscal year ends that do not coincide with a calendar month end to make an accounting policy election to measure defined benefit plan assets and obligations as of the end of the month closest to their fiscal year ends.  The new guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted.  The Company adopted the new provisions of this accounting standard at the beginning of fiscal year 2016, with no accounting policy change elected.

In May 2015, the FASB updated the guidance within ASC 820, Fair Value Measurements and Disclosures.  The update provides guidance on the disclosures for investments in certain entities that calculate net asset value (NAV) per share (or its equivalent).  The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share (or its equivalent) as a practical expedient.  The updated guidance is to be applied retrospectively and is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted.  The Company adopted the provisions of this new accounting standard at the beginning of fiscal year 2016, and adoption did not have a material impact on its consolidated financial statements.

In November 2015, the FASB updated the guidance within ASC 740, Balance Sheet Classification of Deferred Taxes.  The update requires all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet.  The new guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted.  The Company adopted the provisions of this new accounting standard prospectively at the beginning of fiscal year 2016, and adoption did not have a material impact on its consolidated financial statements.

In February 2016, the FASB updated the guidance within ASC 842, Leases.  The update requires lessees to put most leases on their balance sheets while recognizing expenses on their income statements in a manner similar to current GAAP.  The guidance also eliminates current real estate-specific provisions for all entities.  For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases.  The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Accordingly, the Company expects to adopt the provisions of this new accounting standard at the beginning of fiscal year 2020, and is currently assessing the impact on its consolidated financial statements.

NOTE B                                               ACQUISITIONS

On July 13, 2015, the Company acquired Applegate Farms, LLC (Applegate) of Bridgewater, New Jersey for a preliminary purchase price of $774.1 million in cash.  The purchase price is preliminary pending final purchase accounting adjustments, and was funded by the Company with cash on hand and by utilizing short-term financing.

Applegate® is the No. 1 brand in natural and organic value-added prepared meats and this acquisition will allow the Company to expand the breadth of its protein offerings to provide consumers more choice in that fast growing category.

The acquisition was accounted for as a business combination using the acquisition method.  The Company is in the process of obtaining an independent appraisal.  Therefore, a preliminary allocation of the purchase price to the acquired assets, liabilities, and goodwill is presented in the table below.

(in thousands)
Accounts receivable	$25,574
Inventory	22,212
Prepaid and other assets	2,916
Property, plant and equipment	3,463
Intangible assets	275,900
Goodwill	488,353
Current liabilities	(23,420)
Deferred taxes	(20,935)
Purchase price	$774,063

Goodwill is calculated as the excess of the purchase price over the fair value of the net assets recognized.  The goodwill recorded as part of the acquisition primarily reflects the value of the potential to expand presence in the natural and organic channels and the supply chain for natural and organic products.  A portion of the goodwill balance is expected to be deductible for income tax purposes.  The goodwill and intangible assets have been allocated to the Refrigerated Foods segment.

Operating results for this acquisition have been included in the Company’s Consolidated Statements of Operations from the date of acquisition and are reflected in the Refrigerated Foods segment.  The acquisition contributed $76.3 million of net sales for the first quarter of fiscal 2016.  Pro forma results are not presented, as the acquisition was not considered material to the consolidated Company.

NOTE C                                               INVENTORIES

Principal components of inventories are:

(in thousands)	January 24, 2016	October 25, 2015
Finished products	$561,324	$553,298
Raw materials and work-in-process	236,748	239,174
Materials and supplies	196,754	200,793
Total	$994,826	$993,265

NOTE D                                               GOODWILL AND INTANGIBLE ASSETS

The carrying amounts of goodwill for the quarter ended January 24, 2016, are presented in the table below.  The reduction during the first quarter is due to purchase accounting adjustments for Applegate.

(in thousands)	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	International & Other	Total
Balance as of October 25, 2015	$322,421	$584,684	$203,214	$456,416	$132,749	$1,699,484
Purchase adjustment	-	(123)	-	-	-	(123)
Balance as of January 24, 2016	$322,421	$584,561	$203,214	$456,416	$132,749	$1,699,361

The gross carrying amount and accumulated amortization for definite-lived intangible assets are presented in the table below.

	January 24, 2016		October 25, 2015
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists/relationships	$83,190	$(15,699)	$83,190	$(13,939)
Formulas and recipes	7,490	(7,117)	7,490	(6,865)
Proprietary software and technology	1,010	(901)	7,010	(6,901)
Other intangibles	2,120	(1,083)	2,370	(1,195)
Total	$93,810	$(24,800)	$100,060	$(28,900)

Amortization expense was $2.1 million for the quarters ended January 24, 2016 and January 25, 2015.

Estimated annual amortization expense for the five fiscal years after October 25, 2015, is as follows:

(in millions)
2016	$ 8.2
2017	7.6
2018	7.0
2019	7.0
2020	6.8

The carrying amounts for indefinite-lived intangible assets are presented in the table below.

(in thousands)	January 24, 2016	October 25, 2015
Brands/tradenames/trademarks	$748,075	$748,075
Other intangibles	7,984	7,984
Total	$756,059	$756,059

NOTE E                                               ASSETS HELD FOR SALE

In fiscal year 2015, the Company began actively marketing a portion of Diamond Crystal Brands (DCB).  Through this process, the Company identified the specific assets and liabilities to be sold and allocated goodwill based on the relative fair values of the assets held for sale and the assets that will be retained by the Company.  DCB is reported within the Company’s Specialty Foods segment.  The portion of the business held for sale is not material to the Company’s annual net sales, net earnings, or earnings per share.

Amounts classified as assets and liabilities held for sale at January 24, 2016, are presented on the Company’s Consolidated Statement of Financial Position within their respective accounts, and include the following:

Assets held for sale (in thousands)
Current assets	$27,850
Goodwill	51,811
Intangibles	5,389
Property, plant and equipment	31,837
Total assets held for sale	$116,887

Liabilities held for sale (in thousands)
Total current liabilities held for sale	$2,179

NOTE F                                                PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic benefit cost for pension and other post-retirement benefit plans consists of the following:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended		Three Months Ended
(in thousands)	January 24, 2016	January 25, 2015	January 24, 2016	January 25, 2015
Service cost	$6,680	$7,199	$316	$442
Interest cost	13,678	13,131	3,236	3,336
Expected return on plan assets	(21,677)	(22,198)	-	-
Amortization of prior service cost	(1,066)	(1,220)	(1,050)	(334)
Recognized actuarial loss	4,585	4,601	392	-
Net periodic cost	$2,200	$1,513	$2,894	$3,444

NOTE G                                              DERIVATIVES AND HEDGING

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

Cash Flow Hedges:  The Company currently utilizes corn futures to offset the price fluctuation in the Company’s future direct grain purchases, and has historically entered into various swaps to hedge the purchases of grain at certain plant locations.  The financial instruments are designated and accounted for as cash flow hedges, and the Company measures the effectiveness of the hedges at least quarterly.  Effective gains or losses related to these cash flow hedges are reported in accumulated other comprehensive loss (AOCL) and reclassified into earnings, through cost of products sold, in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  The Company typically does not hedge its grain exposure beyond the next two upcoming fiscal years.  As of January 24, 2016, and October 25, 2015, the Company had the following outstanding commodity futures contracts that were entered into to hedge forecasted purchases:

Volume
Commodity	January 24, 2016	October 25, 2015
Corn	20.9 million bushels	20.1 million bushels

As of January 24, 2016, the Company has included in AOCL, hedging losses of $1.1 million (before tax) relating to these positions, compared to gains of $1.0 million (before tax) as of October 25, 2015.  The Company expects to recognize the majority of these losses over the next 12 months.

Fair Value Hedges:  The Company utilizes futures to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The intent of the program is to make the forward priced commodities cost nearly the same as cash market purchases at the date of delivery.  The futures contracts are designated and accounted for as fair value hedges, and the Company measures the effectiveness of the hedges at least quarterly.  Changes in the fair value of the futures contracts, along with the gain or loss on the hedged purchase commitment, are marked-to-market through earnings and are recorded on the Consolidated Statements of Financial Position as a current asset and liability, respectively.  Effective gains or losses related to these fair value hedges are recognized through cost of products sold in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  As of January 24, 2016, and October 25, 2015, the Company had the following outstanding commodity futures contracts designated as fair value hedges:

Volume
Commodity	January 24, 2016	October 25, 2015
Corn	1.7 million bushels	5.3 million bushels
Lean hogs	0.8 million cwt	0.4 million cwt

Other Derivatives:  The Company holds certain futures and options contract positions as part of a merchandising program and to manage the Company’s exposure to fluctuations in commodity markets.  The Company has not applied hedge accounting to these positions.

As of January 24, 2016, and October 25, 2015, the Company had the following outstanding futures related to these programs:

Volume
Commodity	January 24, 2016	October 25, 2015
Corn	3.3 million bushels	2.6 million bushels
Soybean meal	16,400 tons	11,500 tons

Fair Values:  The fair values of the Company’s derivative instruments (in thousands) as of January 24, 2016, and October 25, 2015, were as follows:

Fair Value (1)
	Location on Consolidated Statements of Financial Position	January 24, 2016	October 25, 2015
Asset Derivatives:
Derivatives Designated as Hedges:
Commodity contracts	Other current assets	$ (2,959)	$ 305

Derivatives Not Designated as Hedges:
Commodity contracts	Other current assets	(86)	248

Total Asset Derivatives		$ (3,045)	$ 553

(1)          Amounts represent the gross fair value of derivative assets and liabilities.  The Company nets the derivative assets and liabilities for each of its hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract.  The amount or timing of cash collateral balances may impact the classification of the derivative in the Consolidated Statements of Financial Position.  See Note L “Fair Value Measurements” for a discussion of these net amounts as reported in the Consolidated Statements of Financial Position.

Derivative Gains and Losses:  Gains or losses (before tax, in thousands) related to the Company’s derivative instruments for the first quarter ended January 24, 2016, and January 25, 2015, were as follows:

	Gain/(Loss) Recognized in AOCL (Effective Portion) (1)		Location on Consolidated Statements of Operations	Gain/(Loss) Reclassified from AOCL into Earnings (Effective Portion) (1)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2)(4)
	Three Months Ended			Three Months Ended		Three Months Ended
Cash Flow Hedges:	January 24, 2016	January 25, 2015		January 24, 2016	January 25, 2015	January 24, 2016	January 25, 2015
Commodity contracts	$ (2,848)	$ 3,663	Cost of products sold	$ (767)	$ (4,379)	$ 1	$ -

			Location on Consolidated Statements of Operations	Gain/(Loss) Recognized in Earnings (Effective Portion) (3)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2)(5)
				Three Months Ended		Three Months Ended
Fair Value Hedges:				January 24, 2016	January 25, 2015	January 24, 2016	January 25, 2015
Commodity contracts			Cost of products sold	$ 1,242	$ (168)	$ (252)	$ (110)

			Location on Consolidated Statements of Operations	Gain/(Loss) Recognized in Earnings
Three Months Ended
Derivatives Not Designated as Hedges:				January 24, 2016	January 25, 2015
Commodity contracts			Cost of products sold	$ (480)	$ 129

(1)  Amounts represent gains or losses in AOCL before tax.  See Note I “Accumulated Other Comprehensive Loss” or the Consolidated

Statements of Comprehensive Income for the after-tax impact of these gains or losses on net earnings.

(2)  There were no gains or losses excluded from the assessment of hedge effectiveness during the quarter.

(3)  Amounts represent gains on commodity contracts designated as fair value hedges that were closed during the quarter, which were offset by a corresponding loss on the underlying hedged purchase commitment.  Additional gains or losses related to changes in the fair value of open commodity contracts, along with the offsetting gain or loss on the hedged purchase commitment, are also marked-to-market through earnings with no impact on a net basis.

(4)  There were no gains or losses resulting from the discontinuance of cash flow hedges during the quarter.

(5)  There were no gains or losses recognized as a result of a hedged firm commitment no longer qualifying as a fair value hedge during the quarter.

NOTE H                                              INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES

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

Investments in and receivables from affiliates consists of the following:

(in thousands)	Segment	% Owned	January 24, 2016	October 25, 2015
MegaMex Foods, LLC	Grocery Products	50%	$192,579	$200,110
Foreign Joint Ventures	International & Other	Various (26-40%)	61,010	58,888
Total			$253,589	$258,998

Equity in earnings of affiliates consists of the following:

		Three Months Ended
(in thousands)	Segment	January 24, 2016	January 25, 2015
MegaMex Foods, LLC	Grocery Products	$7,205	$8,057
Foreign Joint Ventures	International & Other	4,270	(6,397)
Total		$11,475	$1,660

Dividends received from affiliates for the three months ended January 24, 2016 were $5.0 million, compared to twenty-two thousand dollars of dividends received for the three months ended January 25, 2015.

The Company recognized a basis difference of $21.3 million associated with the formation of MegaMex Foods, LLC, of which $15.9 million is remaining as of January 24, 2016.  This difference is being amortized through equity in earnings of affiliates.

NOTE I   ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss are as follows:

(in thousands)	Foreign Currency Translation	Pension & Other Benefits	Deferred Gain (Loss) - Hedging	Accumulated Other Comprehensive Loss
Balance at October 25, 2015	$969	$(227,266)	$629	$(225,668)
Unrecognized gains (losses):
Gross	(2,539)	(16)	(2,848)	(5,403)
Tax effect	-	6	1,072	1,078
Reclassification into net earnings:
Gross	-	2,861(1)	767(2)	3,628
Tax effect	-	(1,085)	(289)	(1,374)
Net of tax amount	(2,539)	1,766	(1,298)	(2,071)
Balance at January 24, 2016	$(1,570)	$(225,500)	$(669)	$(227,739)

(1)                                  Included in the computation of net periodic cost (see Note F “Pension and Other Post-Retirement Benefits” for additional details).

(2)                                  Included in cost of products sold in the Consolidated Statements of Operations.

NOTE J                                                 INCOME TAXES

The amount of unrecognized tax benefits, including interest and penalties, at January 24, 2016, recorded in other long-term liabilities was $25.6 million, of which $16.6 million would impact the Company’s effective tax rate if recognized.  The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense, with $0.3 million net interest or penalties included in expense in the first quarter of fiscal 2016.  The amount of accrued interest and penalties at January 24, 2016, associated with unrecognized tax benefits was $3.5 million.

The Company is regularly audited by federal and state taxing authorities.  The United States Internal Revenue Service (I.R.S.) is currently examining fiscal years 2013 and 2014.  The Company entered into a voluntary program with the I.R.S. called Compliance Assurance Process (CAP) for fiscal years 2015 and 2016.  The objective of CAP is to contemporaneously work with the I.R.S. to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return.  The Company may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time.

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

NOTE K                                              STOCK-BASED COMPENSATION

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

A reconciliation of the number of options outstanding and exercisable (in thousands) as of January 24, 2016, and changes during the quarter then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 25, 2015	34,397	$13.83
Granted	1,745	37.76
Exercised	2,019	9.36
Forfeited	1	9.35
Outstanding at January 24, 2016	34,122	$15.32	5.3 years	$ 773,444
Exercisable at January 24, 2016	26,600	$12.37	4.4 years	$ 681,587

The weighted-average grant date fair value of stock options granted and the total intrinsic value of options exercised (in thousands) during the first quarter of fiscal years 2016 and 2015 are as follows:

Three Months Ended
	January 24, 2016	January 25, 2015
Weighted-average grant date fair value	$ 7.71	$ 5.04
Intrinsic value of exercised options	$ 58,052	$ 9,192

The fair value of each option award is calculated on the date of grant using the Black-Scholes valuation model utilizing the following weighted-average assumptions:

Three Months Ended
	January 24, 2016	January 25, 2015
Risk-free interest rate	2.1%	2.2%
Dividend yield	1.5%	1.9%
Stock price volatility	19.0%	19.0%
Expected option life	8 years	8 years

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

The Company’s nonvested shares granted between September 27, 2010, and July 27, 2014, vest after one year.  Nonvested shares granted on or after July 28, 2014, vest on the earlier of the day before the Company’s next annual meeting date or one year.  There were no changes to the balance of nonvested shares during the first quarter, with 74 thousand shares outstanding at a weighted-average grant date fair value of $25.87 as of January 24, 2016.

Stock-based compensation expense, along with the related income tax benefit, for the first quarter of fiscal years 2016 and 2015 is presented in the table below.

	Three Months Ended
(in thousands)	January 24, 2016	January 25, 2015
Stock-based compensation expense recognized	$7,162	$5,524
Income tax benefit recognized	2,717	2,097
After-tax stock-based compensation expense	$4,445	$3,427

At January 24, 2016, there was $15.6 million of total unrecognized compensation expense from stock-based compensation arrangements granted under the plans.  This compensation is expected to be recognized over a weighted-average period of approximately 3.1 years.  During the quarter ended January 24, 2016, cash received from stock option exercises was $3.5 million compared to $2.1 million for the quarter ended January 25, 2015.  The total tax benefit to be realized for tax deductions from these option exercises for the quarter ended January 24, 2016, was $22.0 million compared to $3.5 million in the comparable quarter of fiscal 2015.

Shares issued for option exercises and nonvested shares may be either authorized but unissued shares, or shares of treasury stock acquired in the open market or otherwise.

NOTE L                                               FAIR VALUE MEASUREMENTS

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of January 24, 2016, and October 25, 2015, and their level within the fair value hierarchy, are presented in the tables below.

	Fair Value Measurements at January 24, 2016
(in thousands)	Fair Value at January 24, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Cash and cash equivalents (1)	$375,215	$375,215	$-	$-
Other trading securities (2)	117,976	37,109	80,867	-
Commodity derivatives (3)	5,707	5,707	-	-
Total Assets at Fair Value	$498,898	$418,031	$80,867	$-

Liabilities at Fair Value:
Deferred compensation (2)	$55,466	$24,115	$31,351	$-
Total Liabilities at Fair Value	$55,466	$24,115	$31,351	$-

	Fair Value Measurements at October 25, 2015
(in thousands)	Fair Value at October 25, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Cash and cash equivalents (1)	$347,239	$347,239	$-	$-
Other trading securities (2)	119,668	39,329	80,339	-
Commodity derivatives (3)	6,485	6,485	-	-
Total Assets at Fair Value	$473,392	$393,053	$80,339	$-

Liabilities at Fair Value:
Deferred compensation (2)	$57,869	$25,272	$32,597	$-
Total Liabilities at Fair Value	$57,869	$25,272	$32,597	$-

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

(3)                                  The Company’s commodity derivatives represent futures contracts used in its hedging or other programs to offset price fluctuations associated with purchases of corn and soybean meal, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The Company’s futures contracts for corn and soybean meal are traded on the Chicago Board of Trade, while futures contracts for lean hogs are traded on the Chicago Mercantile Exchange.  These are active markets with quoted prices available and therefore these contracts are classified as Level 1.  All derivatives are reviewed for potential credit risk and risk of nonperformance.  The Company nets the derivative assets and liabilities for each of its hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract.  The net balance for each program is included in other current assets or accounts payable, as appropriate, in the Consolidated Statements of Financial Position.  As of January 24, 2016, the Company has recognized the right to reclaim net cash collateral of $2.2 million from various counterparties (including $2.4 million of cash less $0.2 million of realized losses on closed positions).  As of October 25, 2015, the Company had recognized the right to reclaim net cash collateral of $2.3 million from various counterparties (including $13.7 million of cash less $11.4 million of realized losses on closed positions).

The Company’s financial assets and liabilities also include accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value.  The Company does not carry its long-term debt at fair value in its Consolidated Statements of Financial Position.  Based on borrowing rates available to the Company for long-term financing with similar terms and average maturities, the fair value of long-term debt, utilizing discounted cash flows (Level 2), was $269.5 million as of January 24, 2016, and $268.4 million as of October 25, 2015.

In accordance with the provisions of ASC 820, the Company also measures certain nonfinancial assets and liabilities at fair value that are recognized or disclosed on a nonrecurring basis (e.g. goodwill, intangible assets, and property, plant and equipment).  During the first quarter ended January 24, 2016, and January 25, 2015, there were no remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

NOTE M                                            EARNINGS PER SHARE DATA

The reported net earnings attributable to the Company were used when computing basic and diluted earnings per share.  The following table sets forth the shares used as the denominator for those computations:

	Three Months Ended
(in thousands)	January 24, 2016	January 25, 2015
Basic weighted-average shares outstanding	528,862	527,352
Dilutive potential common shares	13,875	12,771
Diluted weighted-average shares outstanding	542,737	540,123

For the three months ended January 24, 2016, and January 25, 2015, a total of 1.0 million and 1.4 million weighted- average stock options, respectively, were not included in the computation of dilutive potential common shares since their inclusion would have had an antidilutive effect on earnings per share.

NOTE N                                               SEGMENT REPORTING

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

The Refrigerated Foods segment consists primarily of the processing, marketing, and sale of branded and unbranded pork and beef products for retail, foodservice, and fresh product customers.  This segment includes the results of Applegate Farms, LLC (Applegate) and Affiliated Foods (Farmer John, Burke, and Dan’s Prize).

The Jennie-O Turkey Store segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for retail, foodservice, and fresh product customers.

The Specialty Foods segment consists of the packaging and sale of private label shelf-stable products, nutritional products, sugar, and condiments to industrial, retail, and foodservice customers.  This segment includes the results of DCB, CytoSport/Century Foods International, and Hormel Specialty Products (HSP).  At the end of fiscal 2015, a portion of DCB was classified as held for sale.  See additional discussion regarding the Company’s assets held for sale in Note E.

The International & Other segment includes Hormel Foods International which manufactures, markets, and sells Company products internationally.  This segment also includes the results from the Company’s international joint ventures.

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

	Three Months Ended
(in thousands)	January 24, 2016	January 25, 2015

Sales to Unaffiliated Customers
Grocery Products	$392,218	$409,751
Refrigerated Foods	1,162,121	1,144,215
Jennie-O Turkey Store	372,066	440,019
Specialty Foods	237,779	263,274
International & Other	128,488	137,814
Total	$2,292,672	$2,395,073

Intersegment Sales
Grocery Products	$-	$-
Refrigerated Foods	2,330	4,183
Jennie-O Turkey Store	30,403	35,384
Specialty Foods	-	21
International & Other	-	-
Total	$32,733	$39,588
Intersegment elimination	(32,733)	(39,588)
Total	$-	$-

Net Sales
Grocery Products	$392,218	$409,751
Refrigerated Foods	1,164,451	1,148,398
Jennie-O Turkey Store	402,469	475,403
Specialty Foods	237,779	263,295
International & Other	128,488	137,814
Intersegment elimination	(32,733)	(39,588)
Total	$2,292,672	$2,395,073

Segment Operating Profit
Grocery Products	$65,273	$41,375
Refrigerated Foods	166,908	101,152
Jennie-O Turkey Store	91,303	93,020
Specialty Foods	26,793	18,576
International & Other	24,287	14,384
Total segment operating profit	$374,564	$268,507

Net interest and investment expense (income)	5,370	1,929
General corporate expense	15,132	3,253
Noncontrolling interest	106	712

Earnings before income taxes	$354,168	$264,037

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s Critical Accounting Policies, as disclosed in its Annual Report on Form 10-K for the fiscal year ended October 25, 2015.

RESULTS OF OPERATIONS

Overview

The Company is a processor of branded and unbranded food products for retail, foodservice, and fresh product customers.  It operates in five reportable segments as described in Note N in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

A two-for-one split of the Company’s voting common stock was approved by the Company’s shareholders on January 26, 2016, and effected on January 27, 2016.  All shares and per share calculations for the current and prior year throughout the following discussion reflect the impact of this split.

The Company reported net earnings per diluted share of $0.43 for the first quarter of fiscal 2016, compared to $0.32 per diluted share in the first quarter of fiscal 2015.  Significant factors impacting the quarter were:

•                  Record net earnings, with four of the Company’s five segments generating segment profit growth.

•                  The Refrigerated Foods segment provided robust profit gains driven by strong value-added product results and higher pork operating margins.

•                  Grocery Products segment profit benefitted from favorable raw material costs and improved plant efficiencies.

•                  Specialty Foods delivered segment profit gains reflecting favorable input costs and supply chain synergies.

•                  International & Other segment profit increased, but was challenged by softer sales in key markets and unfavorable currency rates.

•                  Jennie-O Turkey Store profits decreased during the quarter, reflecting the impact of the highly pathogenic avian influenza (HPAI) outbreak in fiscal 2015, causing large volume shortfalls in operations and sales.

Consolidated Results

Net earnings and diluted earnings per share

	Three Months Ended
(in millions, except per share amounts)	January 24, 2016	January 25, 2015	% change
Net earnings	$235.1	$171.7	36.9
Diluted earnings per share	0.43	0.32	34.4
Adjusted(1) net earnings	235.1	187.3	25.5
Adjusted(1) diluted earnings per share	0.43	0.35	22.9

The non-GAAP adjusted financial measurements are presented to provide investors additional information to facilitate the comparison of past and present operations.  The non-GAAP adjusted financial measurements are used for internal purposes to evaluate the results of operations and to measure a component of certain employee incentive plans in fiscal 2015.  Non-GAAP measurements are not intended to be a substitute for U.S. GAAP measurements in analyzing financial performance.  These non-GAAP measurements are not in accordance with generally accepted accounting principles and may be different from non-GAAP measures used by other companies.

(1)Adjusted net earnings and diluted net earnings per share exclude charges relating to the closure of the Stockton, California, manufacturing facility and the exit from international joint venture businesses.  The table below shows the calculations to reconcile from the non-GAAP adjusted measures to the GAAP measures.

First Quarter ended January 24, 2016

(In thousands, except per share amounts)	2016 Earnings	2015 Non- GAAP Adjusted Earnings	Stockton Plant Closure	International Business Exit	2015 GAAP Earnings
Grocery Products	$65,273	$51,901	$(10,526)	$-	$41,375
Refrigerated Foods	166,908	101,152	-	-	101,152
Jennie-O Turkey Store	91,303	93,020	-	-	93,020
Specialty Foods	26,793	18,576	-	-	18,576
International & Other	24,287	23,930	-	(9,546)	14,384
Total segment operating profit	374,564	288,579	(10,526)	(9,546)	268,507
Net interest & investment expense	(5,370)	(1,929)	-	-	(1,929)
General corporate expense	(15,132)	(3,253)	-	-	(3,253)
Earnings before income taxes	354,062	283,397	(10,526)	(9,546)	263,325
Income taxes	(119,001)	(96,062)	3,685	770	(91,607)
Net earnings attributable to Hormel Foods Corporation	$235,061	$187,335	$(6,841)	$(8,776)	$171,718

Diluted net earnings per share*	$0.43	$0.35	$(0.02)	$(0.02)	$0.32

*Earnings per share does not sum across due to rounding.

Net sales

	Three Months Ended
(in millions)	January 24, 2016	January 25, 2015	% Change
Net sales	$2,293	$2,395	(4.3)
Tonnage (lbs.)	1,269	1,306	(2.8)

Net sales were enhanced by the addition of the Applegate Farms, LLC (Applegate) business contributing an incremental $76.3 million of net sales and 11.8 million lbs. for the quarter in the Refrigerated Foods segment.

Lower pork markets, impacting sales within the Company’s Refrigerated Foods and International & Other segments along with turkey supply shortages in the Jennie-O Turkey Store (JOTS) segment were key drivers of the decrease for the first quarter.

Cost of products sold

	Three Months Ended
(in millions)	January 24, 2016	January 25, 2015	% Change
Cost of products sold	$1,735	$1,950	(11.0)

The decrease in cost of products sold for the first quarter of fiscal 2016 is largely due to lower pork input costs for the Refrigerated Foods, Grocery Products, and International & Other segments along with lower grain costs for JOTS and favorable input costs for Specialty Foods.  Aiding the comparative results, charges totaling $10.5 million related to the closure of the Stockton, California manufacturing facility were included in the fiscal 2015 first quarter results.

Gross profit

	Three Months Ended
(in millions)	January 24, 2016	January 25, 2015	% Change
Gross profit	$558.0	$444.6	25.5
Percentage of net sales	24.3%	18.6%

Higher margins from the Grocery Products, Refrigerated Foods, and Specialty Foods segments in the first quarter of fiscal 2016 offset lower results in the JOTS and International & Other segments.  Improved value-added sales results for Refrigerated Foods enhanced margin gains for the quarter.  Along with the lower input costs mentioned above, the Grocery Products and Specialty Foods segments also benefitted from improved operational and supply chain efficiencies.  These gains offset overall lower sales in JOTS due to the lingering effects of HPAI and International & Other as the segment faced challenging market conditions.

The Company expects favorable input costs to continue for Refrigerated Foods, Grocery Products, and Specialty Foods. Pork operating margins are expected to moderate as the year progresses.  Turkey production at JOTS is on pace to return to normalized levels by the end of the second quarter, positioning JOTS for strong growth in the second half of fiscal 2016 assuming no recurrence of HPAI.

Selling, general and administrative (SG&A)

	Three Months Ended
(in millions)	January 24, 2016	January 25, 2015	% Change
SG&A	$209.9	$180.3	16.4
Percentage of net sales	9.2%	7.5%

The increase in SG&A for the first quarter of fiscal 2016 largely represents the inclusion of Applegate expenses as well as increased employee-related and advertising expenses.

Equity in earnings of affiliates

	Three Months Ended
(in millions)	January 24, 2016	January 25, 2015	% Change
Equity in earnings of affiliates	$11.5	$1.7	576.5

The improved results for the first quarter of fiscal 2016 reflect the comparison to the prior year as pre-tax charges associated with the exit from international joint venture businesses totaling $9.5 million impacted the first quarter of fiscal 2015.

Effective tax rate

	Three Months Ended
(in millions)	January 24, 2016	January 25, 2015
Effective tax rate	33.6%	34.7%

The lower rate for the first quarter of the current year is primarily due to the unfavorable impact of the exit from international joint venture businesses impacting the first quarter of fiscal 2015.  The Company expects a full-year effective tax rate between 33.5 and 34.0 percent for fiscal 2016.

Segment Results

Net sales and operating profits for each of the Company’s reportable segments are set forth below.  The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets.  Therefore, the Company does not represent that these segments, if operated independently, would report the operating profit and other financial information shown below.  Additional segment financial information can be found in Note N of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

	Three Months Ended
(in thousands)	January 24, 2016	January 25, 2015	% Change
Net Sales
Grocery Products	$392,218	$409,751	(4.3)
Refrigerated Foods	1,162,121	1,144,215	1.6
Jennie-O Turkey Store	372,066	440,019	(15.4)
Specialty Foods	237,779	263,274	(9.7)
International & Other	128,488	137,814	(6.8)
Total	$2,292,672	$2,395,073	(4.3)

Segment Operating Profit
Grocery Products	$65,273	$41,375	57.8
Refrigerated Foods	166,908	101,152	65.0
Jennie-O Turkey Store	91,303	93,020	(1.8)
Specialty Foods	26,793	18,576	44.2
International & Other	24,287	14,384	68.8

Total segment operating profit	$374,564	$268,507	39.5
Net interest and investment expense (income)	5,370	1,929	178.4
General corporate expense	15,132	3,253	365.2
Noncontrolling interest	106	712	(85.1)

Earnings before income taxes	$354,168	$264,037	34.1

Grocery Products

Results for the Grocery Products segment for the first quarter compared to the prior year are as follows:

(in thousands)	2016	2015	% change
Net sales	$392,218	$409,751	(4.3)
Tonnage (lbs.)	218,265	230,927	(5.5)
Segment profit	$65,273	$41,375	57.8

Increased sales of Wholly Guacamole refrigerated dips and Hormel bacon toppings were unable to offset lower canned meat sales.

Segment profit benefitted from improved operational and supply chain efficiencies gained by rationalizing manufacturing capabilities throughout the Company’s facilities.  Aiding the year-over-year comparison, charges totaling $10.5 million related to the closure of the Stockton, California manufacturing facility impacted the first quarter of fiscal 2015.  Favorable pork and beef input costs also provided a nice benefit to segment profits.

The Company anticipates strong segment profit growth in the second quarter, with continued favorable input costs.  Grocery Products remains focused on building brand equity and driving sales through innovation and marketing support for key products, with new advertising campaigns for innovations such as SKIPPY PB bites.

Refrigerated Foods

Results for the Refrigerated Foods segment for the first quarter compared to the prior year are as follows:

(in thousands)	2016	2015	% change
Net sales	$1,162,121	$1,144,215	1.6
Tonnage (lbs.)	635,652	602,707	5.5
Segment profit	$166,908	$101,152	65.0

The comparative results for the first quarter reflect the addition of Applegate acquired on July 13, 2015, contributing an incremental $76.3 million of net sales and 11.8 million lbs. to top-line results for the first quarter of 2016 for Refrigerated Foods.

Retail sales gains were led by Hormel Cure 81 bone-in hams and Hormel refrigerated entrees for the first quarter of fiscal 2016.  Foodservice sales of Old Smokehouse bacon and Hormel Natural Choice deli meats led sales gains for the quarter.  Lower commodity markets negatively impacted net sales despite increased volume.

Strong value-added product results, higher pork operating margins, and the addition of Applegate led to the solid profit growth for Refrigerated Foods in the first quarter of fiscal 2016.  Lower pork input costs enhanced margin performance for the first quarter of fiscal 2016 compared to the prior year.

Looking forward, the Company expects favorable input costs to continue for Refrigerated Foods with moderating pork operating margins as the year progresses.  Additionally, Refrigerated Foods should benefit from continued solid performance from its value-added product lines.

Jennie-O Turkey Store

Results for the JOTS segment for the first quarter compared to the prior year are as follows:

(in thousands)	2016	2015	% change
Net sales	$372,066	$440,019	(15.4)
Tonnage (lbs.)	178,275	231,213	(22.9)
Segment profit	$91,303	$93,020	(1.8)

The reduction in both net sales and segment profit results for the first quarter of fiscal 2016 reflects the impact of the HPAI outbreak that occurred in fiscal 2015, as previously lost flocks created significant volume shortfalls in plant operations and sales.  Recently improved bird performance was able to offset some of the volume shortfall.

By the end of the second quarter of fiscal 2016, the Company expects turkey production to return to normalized levels provided no further widespread outbreaks of HPAI, positioning JOTS for strong growth in the second half of fiscal 2016.  JOTS will also benefit from lower feed costs with continued favorable grain markets.

Specialty Foods

Results for the Specialty Foods segment for the first quarter compared to the prior year are as follows:

(in thousands)	2016	2015	% change
Net sales	$237,779	$263,274	(9.7)
Tonnage (lbs.)	161,445	168,872	(4.4)
Segment profit	$26,793	$18,576	44.2

Increased sales of Muscle Milk protein products were unable to fully offset lower sales of sports nutrition contract packaging.  Segment profits benefitted from favorable input costs and synergies captured within the CytoSport and Century Foods supply chain as the Company looks to move some of the Muscle Milk production into existing facilities.

Looking forward in fiscal 2016, the Company expects continued favorable input costs and increased distribution for CytoSport aided by new advertising campaigns for Muscle Milk protein products.

International & Other

Results for the International & Other segment for the first quarter compared to the prior year are as follows:

(in thousands)	2016	2015	% change
Net sales	$128,488	$137,814	(6.8)
Tonnage (lbs.)	75,518	72,331	4.4
Segment profit	$24,287	$14,384	68.8

Strong SKIPPY sales could not offset softer export results for other core product lines due to challenging market conditions.  Lower retail meat sales for the Company’s China operations also contributed to the top-line decline.

Segment profit results in the first quarter of fiscal 2016 reflect the softer sales in key markets noted above and the impact of unfavorable currency rates.  Both royalties and equity in earnings results were higher compared to the first quarter of fiscal 2015.  The prior year first quarter included charges of $9.5 million related to the exit from international joint venture businesses.

Looking ahead, the Company expects the International & Other segment to achieve improved results with increased sales of SKIPPY peanut butter and the SPAM family of products.  The continued impact of the strong U.S. dollar is expected to be challenging throughout the fiscal year.

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

	Three Months Ended
(in millions)	January 24, 2016	January 25, 2015
Net interest and investment expense (income)	$5.4	$1.9
Interest expense	3.4	3.1
General corporate expense	15.1	3.3
Noncontrolling interest earnings	0.1	0.7

General corporate expenses were higher in the first quarter compared to the prior year on higher salary and legal expenses.  The prior year expense also included gains on the miscellaneous sale of assets.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions that was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 25, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $375.2 million at the end of the first quarter of fiscal year 2016 compared to $527.1 million at the end of the comparable fiscal 2015 period.

Cash provided by operating activities was $278.7 million in the first quarter of fiscal 2016 compared to $246.5 million in the same period of fiscal 2015.   Improved net earnings were the primary driver of the higher cash flows.

Cash used in investing activities was $21.0 million in the first quarter of fiscal 2016 compared to $2.8 million in the comparable quarter of fiscal 2015.  Capital expenditures increased $5.8 million in the first quarter of fiscal 2016 compared to the prior year.  The Company currently estimates its fiscal 2016 capital expenditures will be approximately $250.0 million.

Cash used in financing activities was $227.5 million in the first quarter of fiscal 2016 compared to $49.4 million in the same period of fiscal 2015.  In the third quarter of fiscal 2015, in connection with the purchase of Applegate, the Company borrowed $300.0 million under a term loan facility and $50.0 million under a revolving credit facility, The outstanding $185.0 million was paid down in the first quarter of fiscal 2016.  The Company did not repurchase any of its common stock in the first quarter of fiscal 2016 or fiscal 2015.  For additional information pertaining to the Company’s share repurchase plans or programs, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Cash dividends paid to the Company’s shareholders continue to be an ongoing financing activity for the Company.  Dividends paid in the first quarter of fiscal 2016 were $66.1 million compared to $52.8 million in the comparable period of fiscal 2015.  For fiscal 2016, the annual dividend rate has been increased to $0.58 per share, representing the 50th consecutive annual dividend increase.  The Company has paid dividends for 350 consecutive quarters and expects to continue doing so.

The Company is required, by certain covenants in its debt agreements, to maintain specified levels of financial ratios and financial position.  At the end of the first quarter of fiscal 2016, the Company was in compliance with all of these debt covenants.

Cash flows from operating activities continue to provide the Company with its principal source of liquidity.  The Company does not anticipate a significant risk to cash flows from this source in the foreseeable future because the Company operates in a relatively stable industry and has strong brands across many product lines.

The Company remains focused on returning excess cash flow to shareholders through dividend payments.  Growing the business through innovation and evaluating opportunities for strategic acquisitions remains a focus for the Company.  Capital spending to enhance and expand current operations will also be a significant cash outflow for fiscal 2016.

Contractual Obligations and Commercial Commitments

The Company records income taxes in accordance with the provisions of ASC 740, Income Taxes.  The Company is unable to determine its contractual obligations by year related to this pronouncement, as the ultimate amount or timing of settlement of its reserves for income taxes cannot be reasonably estimated.  The total liability for unrecognized tax benefits, including interest and penalties, at January 24, 2016, was $25.6 million.

There have been no other material changes to the information regarding the Company’s future contractual financial obligations that was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 25, 2015.

Off-Balance Sheet Arrangements

As of January 24, 2016, and October 25, 2015, the Company had $44.1 million and $44.1 million, respectively, of standby letters of credit issued on its behalf.  The standby letters of credit are primarily related to the Company’s self-insured workers compensation programs.  However, that amount also includes revocable standby letters of credit totaling $4.0 million for obligations of an affiliated party that may arise under workers’ compensation claims.  Letters of credit are not reflected in the Company’s Consolidated Statements of Financial Position.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking” information within the meaning of the federal securities laws.  The “forward-looking” information may include statements concerning the Company’s outlook for the future as well as other statements of beliefs, future plans, strategies, or anticipated events and similar expressions concerning matters that are not historical facts.

The Private Securities Litigation Reform Act of 1995 (the Reform Act) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information. The Company is filing this cautionary statement in connection with the Reform Act.  When used in this Quarterly Report on Form 10-Q, the Company’s Annual Report to Stockholders, other filings by the Company with the Securities and Exchange Commission (the Commission), the Company’s press releases, and oral statements made by the Company’s representatives, the words or phrases “should,” “believe,” “intend,” “plan,” “expected,” “targeted,” “will continue,” “will approximate,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify forward-looking statements within the meaning of the Reform Act.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those anticipated or projected.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Hog Markets:  The Company’s earnings are affected by fluctuations in the live hog market.  To minimize the impact on earnings, and to ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 10 years.  Purchased hogs under contract accounted for 93 percent and 95 percent of the total hogs purchased by the Company during the first quarter of fiscal 2016 and 2015, respectively.  The majority of these contracts use market-based formulas based on hog futures, hog primal values, or industry reported hog markets.  Other contracts use a formula based on the cost of production, which can fluctuate independently from hog markets.  Under normal, long-term market conditions, changes in the cash hog market are offset by proportional changes in primal values.  Therefore, a hypothetical 10 percent change in the cash hog market would have had an immaterial effect on the Company’s results of operations.

Certain procurement contracts allow for future hog deliveries (firm commitments) to be forward priced.  The Company generally hedges these firm commitments by using hog futures contracts.  These futures contracts are designated and accounted for as fair value hedges.  The change in the market value of such futures contracts is highly effective at offsetting changes in price movements of the hedged item, and the Company evaluates the effectiveness of the contracts at least quarterly.  Changes in the fair value of the futures contracts, along with the gain or loss on the firm commitment, are marked-to-market through earnings and are recorded on the Consolidated Statements of Financial Position as a current asset and liability, respectively.  The fair value of the Company’s open futures contracts as of January 24, 2016, was $0.4 million compared to $1.2 million as of October 25, 2015.

The Company measures its market risk exposure on its hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in market prices.  A 10 percent increase in market prices would have negatively impacted the fair value of the Company’s January 24, 2016, open contracts by $5.4 million, which in turn would lower the Company’s future cost of purchased hogs by a similar amount.

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

To reduce the Company’s exposure to changes in grain prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future direct grain purchases.  This program currently utilizes corn futures for JOTS, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value with an unrealized loss of $4.2 million, before tax, on the Consolidated Statements of Financial Position as of January 24, 2016, compared to an unrealized loss of $2.9 million, before tax, as of October 25, 2015.

The Company measures its market risk exposure on its grain futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain.  A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s January 24, 2016, open grain contracts by $8.2 million, which in turn would lower the Company’s future cost on purchased grain by a similar amount.

Long-Term Debt:  A principal market risk affecting the Company is the exposure to changes in interest rates on the Company’s fixed-rate, long-term debt.  Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $3.5 million.  The fair value of the Company’s long-term debt was estimated using discounted future cash flows based on the Company’s incremental borrowing rate for similar types of borrowing arrangements.

Investments:  The Company holds trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans.  As of January 24, 2016, the balance of these securities totaled $118.0 million.  A majority of these securities represent fixed income funds.  The Company is subject to market risk due to fluctuations in the value of the remaining investments, as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis.  A 10 percent decline in the value of the investments not held in fixed income funds would have a direct negative impact to the Company’s pretax earnings of approximately $3.7 million, while a 10 percent increase in value would have a positive impact of the same amount.

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

(b)               Internal Controls.

During the first quarter of fiscal 2016, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Fluctuations in commodity prices of pork, poultry, feed grains, avocados, peanuts, energy, and whey could harm the Company’s earnings.

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

The Company is subject to risks associated with the outbreak of disease in pork and beef livestock, and poultry flocks, including Bovine Spongiform Encephalopathy (BSE), pneumo-virus, Porcine Circovirus 2 (PCV2), Porcine Reproduction & Respiratory Syndrome (PRRS), Foot-and-Mouth Disease (FMD), Porcine Epidemic Diarrhea Virus (PEDv), and Highly Pathogenic Avian Influenza (HPAI).  The outbreak of disease could adversely affect the Company’s supply of raw materials, increase the cost of production, reduce utilization of the Company’s harvest facilities, and reduce operating margins.  Additionally, the outbreak of disease may hinder the Company’s ability to market and sell products both domestically and internationally.  Most recently, HPAI has impacted the Company’s Jennie-O Turkey Store operations and several of the Company’s independent turkey suppliers.  The impact of HPAI in the industry reduced volume through the Company’s turkey facilities through the first part of fiscal 2016.  The Company has developed business continuity plans for various disease scenarios and will continue to update these plans as necessary.  There can be no assurance given, however, that these plans will be effective in eliminating the negative effects of any such diseases on the Company’s operating results.

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

The Company’s past and present business operations and ownership and operation of real property are subject to stringent federal, state, and local environmental laws and regulations pertaining to the discharge of materials into the environment and the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to protection of the environment.  Compliance with these laws and regulations, and the ability to comply with any modifications to these laws and regulations, is material to the Company’s business.  New matters or sites may be identified in the future that will require additional investigation, assessment, or expenditures.  In addition, some of the Company’s facilities have been in operation for many years and, over time, the Company and other prior operators of these facilities may have generated and disposed of wastes that now may be considered hazardous.  Future discovery of contamination of property underlying or in the vicinity of the Company’s present or former properties or manufacturing facilities and/or waste disposal sites could require the Company to incur additional expenses.  The occurrence of any of these events, the implementation of new laws and regulations, or stricter interpretation of existing laws or regulations could adversely affect the Company’s financial results.

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

As of January 24, 2016, the Company had approximately 21,000 employees worldwide, of which approximately 5,500 were represented by labor unions, principally the United Food and Commercial Workers’ Union.  A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities or contracted hog processing facilities that results in work slowdowns or stoppages could harm the Company’s financial results.  Union contracts at the Company’s facility in Vernon, California will expire during fiscal 2016, covering approximately 1,100 employees.  Negotiations at this facility have not yet been initiated.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the First Quarter of Fiscal 2016

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
October 26, 2015 – November 29, 2015	-	$ -	-	15,575,400
November 30, 2015 – December 27, 2015	-	-	-	15,575,400
December 28, 2015 – January 24, 2016	-		-	15,575,400
Total	-	$ -	-

1On January 31, 2013, the Company announced that its Board of Directors had authorized the repurchase of 10,000,000 shares of its common stock with no expiration date.  The repurchase program was authorized at a meeting of the Company’s Board of Directors on January 29, 2013.  On November 23, 2015, the Board of Directors authorized a two-for-one split of the Company’s voting common stock.  As part of the resolution to approve that stock split, the number of shares remaining to be repurchased was adjusted proportionately.  The stock split was subsequently approved by shareholders at the Company’s Annual Meeting on January 26, 2016, and effected January 27, 2016.  All numbers in the table above reflect the impact of this stock split.

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

HORMEL FOODS CORPORATION
(Registrant)

Date: March 4, 2016	By	/s/ JODY H. FERAGEN
JODY H. FERAGEN
Executive Vice President, Chief Financial Officer, and Director
(Principal Financial Officer)

Date: March 4, 2016	By	/s/ JAMES N. SHEEHAN
JAMES N. SHEEHAN
Vice President and Controller
(Principal Accounting Officer)