Form 10-Q
period 2016-04-24
HORMEL FOODS CORP /DE/
filed 2016-06-03
CIK 48465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 24, 2016

or

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

Large accelerated filer X	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes   X  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 29, 2016
Common Stock	$.01465 par value 529,860,473
Common Stock Non-Voting	$.01 par value -0-

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except share and per share amounts)

	April 24,	October 25,
	2016	2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$379,881	$347,239
Accounts receivable	548,497	605,689
Inventories	1,027,440	993,265
Income taxes receivable	-	6,132
Deferred income taxes	-	86,902
Prepaid expenses	13,908	14,383
Other current assets	5,356	9,422
TOTAL CURRENT ASSETS	1,975,082	2,063,032

DEFERRED INCOME TAXES	23,164	-

GOODWILL	1,698,370	1,699,484

OTHER INTANGIBLES	823,130	827,219

PENSION ASSETS	140,990	132,861

INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	254,949	258,998

OTHER ASSETS	145,730	146,498

PROPERTY, PLANT AND EQUIPMENT
Land	70,846	71,192
Buildings	821,303	815,643
Equipment	1,706,597	1,679,100
Construction in progress	132,975	79,964
	2,731,721	2,645,899
Less allowance for depreciation	(1,682,791)	(1,634,160)
	1,048,930	1,011,739

TOTAL ASSETS	$6,110,345	$6,139,831

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except share and per share amounts)

	April 24,	October 25,
	2016	2015
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$389,418	$495,317
Short-term debt	-	185,000
Accrued expenses	71,013	71,777
Accrued workers compensation	37,828	37,009
Accrued marketing expenses	156,574	119,153
Employee related expenses	195,151	232,309
Taxes payable	10,096	6,764
Interest and dividends payable	77,304	66,696
TOTAL CURRENT LIABILITIES	937,384	1,214,025

LONG-TERM DEBT – less current maturities	250,000	250,000

PENSION AND POST-RETIREMENT BENEFITS	513,842	509,261

OTHER LONG-TERM LIABILITIES	99,480	101,056

DEFERRED INCOME TAXES	-	64,096

SHAREHOLDERS’ INVESTMENT *
Preferred stock, par value $.01 a share – authorized 160,000,000 shares; issued – none
Common stock, non-voting, par value $.01 a share – authorized 400,000,000 shares; issued – none
Common stock, par value $.01465 a share – authorized 1,600,000,000 shares;
issued 530,044,459 shares April 24, 2016
issued 528,411,628 shares October 25, 2015	7,765	7,741
Additional paid-in capital	11,287	-
Accumulated other comprehensive loss	(225,666)	(225,668)
Retained earnings	4,513,097	4,216,125
HORMEL FOODS CORPORATION SHAREHOLDERS’ INVESTMENT	4,306,483	3,998,198
NONCONTROLLING INTEREST	3,156	3,195
TOTAL SHAREHOLDERS’ INVESTMENT	4,309,639	4,001,393

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$6,110,345	$6,139,831

* Shares and par values have been restated, as appropriate, to give effect to the two-for-one stock split distributed on February 9, 2016.

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	April 24, 2016	April 26, 2015*	April 24, 2016	April 26, 2015*

Net sales	$2,300,235	$2,279,345	$4,592,907	$4,674,418
Cost of products sold	1,773,876	1,819,789	3,508,537	3,770,257
GROSS PROFIT	526,359	459,556	1,084,370	904,161

Selling, general and administrative	211,144	189,733	421,092	370,032
Goodwill impairment charge	991	-	991	-
Equity in earnings of affiliates	9,593	7,874	21,068	9,534

OPERATING INCOME	323,817	277,697	683,355	543,663

Other income and expense:
Interest and investment income (loss)	3,409	1,117	1,446	2,266
Interest expense	(3,029)	(3,083)	(6,436)	(6,161)

EARNINGS BEFORE INCOME TAXES	324,197	275,731	678,365	539,768

Provision for income taxes	108,813	95,296	227,814	186,903

NET EARNINGS	215,384	180,435	450,551	352,865
Less: Net (loss) earnings attributable to noncontrolling interest	(13)	234	93	946
NET EARNINGS ATTRIBUTABLE TO HORMEL FOODS CORPORATION	$215,397	$180,201	$450,458	$351,919

NET EARNINGS PER SHARE:
BASIC	$0.41	$0.34	$0.85	$0.67
DILUTED	$0.40	$0.33	$0.83	$0.65

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	529,898	528,056	529,380	527,704
DILUTED	543,769	540,888	543,253	540,505

DIVIDENDS DECLARED PER SHARE:	$0.145	$0.125	$0.290	$0.250

* Shares and per share figures have been restated to give effect to the two-for-one stock split distributed on February 9, 2016.

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	April 24, 2016	April 26, 2015	April 24, 2016	April 26, 2015

NET EARNINGS	$215,384	$180,435	$450,551	$352,865
Other comprehensive income (loss), net of tax:
Foreign currency translation	893	(599)	(1,722)	178
Pension and other benefits	1,774	1,905	3,540	3,802
Deferred hedging	(650)	(1,449)	(1,948)	3,557
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	2,017	(143)	(130)	7,537
COMPREHENSIVE INCOME	217,401	180,292	450,421	360,402
Less: Comprehensive (loss) income attributable to noncontrolling interest	(69)	206	(39)	935
COMPREHENSIVE INCOME ATTRIBUTABLE TO HORMEL FOODS CORPORATION	$217,470	$180,086	$450,460	$359,467

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT

(in thousands, except per share amounts)

(Unaudited)

	Hormel Foods Corporation Shareholders
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment

Balance at October 26, 2014	$ 7,724	$ -	$ -	$ 3,805,654	$ (207,700)	$ 6,378	$ 3,612,056

Net earnings				686,088		1,176	687,264
Other comprehensive loss					(18,363)	(229)	(18,592)
Purchases of common stock		(24,928)					(24,928)
Stock-based compensation expense	1		15,716				15,717
Exercise of stock options/nonvested shares	28		9,527				9,555
Purchase of additional ownership from noncontrolling interest			(11,881)		395	(2,549)	(14,035)
Shares retired	(12)	24,928	(13,362)	(11,554)			-
Distribution to noncontrolling interest						(1,581)	(1,581)
Declared cash dividends – $.50 per share*				(264,063)			(264,063)
Balance at October 25, 2015	$ 7,741	$ -	$ -	$ 4,216,125	$ (225,668)	$ 3,195	$ 4,001,393

Net earnings				450,458		93	450,551
Other comprehensive income (loss)					2	(132)	(130)
Purchases of common stock		(6,358)					(6,358)
Stock-based compensation expense	1		14,177				14,178
Exercise of stock options/nonvested shares	25		3,466				3,491
Shares retired	(2)	6,358	(6,356)				-
Declared cash dividends – $.29 per share				(153,486)			(153,486)
Balance at April 24, 2016	$ 7,765	$ -	$ 11,287	$ 4,513,097	$ (225,666)	$ 3,156	$ 4,309,639

* Per share figures have been restated to give effect to the two-for-one stock split distributed on February 9, 2016.

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	April 24, 2016	April 26, 2015
OPERATING ACTIVITIES
Net earnings	$450,551	$352,865
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	59,863	61,760
Amortization of intangibles	4,045	3,967
Goodwill impairment charge	991	-
Equity in earnings of affiliates, net of dividends	(6,524)	487
Provision for deferred income taxes	(2,397)	13,441
Loss (gain) on property/equipment sales and plant facilities	88	(5,129)
Non-cash investment activities	(375)	(2,256)
Stock-based compensation expense	14,178	12,549
Excess tax benefit from stock-based compensation	(36,456)	(10,760)
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	57,191	27,316
(Increase) decrease in inventories	(34,052)	90,131
Decrease in prepaid expenses and other current assets	8,913	17,714
Increase in pension and post-retirement benefits	2,346	1,191
Decrease in accounts payable and accrued expenses	(109,227)	(118,875)
Other	-	1,336
NET CASH PROVIDED BY OPERATING ACTIVITIES	409,135	445,737

INVESTING ACTIVITIES
Purchases of property/equipment	(99,852)	(54,984)
Proceeds from sales of property/equipment	2,709	11,050
Decrease in investments, equity in affiliates, and other assets	12,178	5,379
NET CASH USED IN INVESTING ACTIVITIES	(84,965)	(38,555)

FINANCING ACTIVITIES
Principal payments on short-term debt	(185,000)	-
Dividends paid on common stock	(142,878)	(118,715)
Share repurchase	(6,358)	-
Proceeds from exercise of stock options	8,370	5,999
Excess tax benefit from stock-based compensation	36,456	10,760
Payment to noncontrolling interest	-	(11,702)
Distribution to noncontrolling interest	-	(1,581)
NET CASH USED IN FINANCING ACTIVITIES	(289,410)	(115,239)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,118)	(1,722)
INCREASE IN CASH AND CASH EQUIVALENTS	32,642	290,221
Cash and cash equivalents at beginning of year	347,239	334,174
CASH AND CASH EQUIVALENTS AT END OF QUARTER	$379,881	$624,395

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

Investments

The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans, which is included in other assets on the Consolidated Statements of Financial Position.  The securities held by the trust are classified as trading securities and consist mainly of fixed return investments.  Therefore, unrealized gains and losses associated with these investments are included in the Company’s earnings.  Securities held by the trust generated gains of $2.9 million and $1.2 million for the second quarter and six months ended April 24, 2016, respectively, compared to gains of $1.5 million and $3.0 million for the second quarter and six months ended April 26, 2015.

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

Guarantees

The Company enters into various agreements guaranteeing specified obligations of affiliated parties.  The Company’s guarantees either terminate in one year or remain in place until such time as the Company revokes the agreement.  The Company currently provides revocable standby letters of credit totaling $4.0 million to guarantee obligations that may arise under workers compensation claims of an affiliated party.  This potential obligation is not reflected in the Company’s Consolidated Statements of Financial Position.

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

In April 2015, the FASB updated the guidance within ASC 835, Interest.  The update provides guidance on simplifying the presentation of debt issuance costs.  The amendments require debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.  The updated guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted.  The Company expects to adopt the new provisions of this accounting standard at the beginning of fiscal year 2017, and adoption is not expected to have a material impact on its consolidated financial statements.

In April 2015, the FASB updated the guidance within ASC 715, Compensation-Retirement Benefits.  The update provides guidance on simplifying the measurement date for defined benefit plan assets and obligations.  The amendments allow employers with fiscal year ends that do not coincide with a calendar month end to make an accounting policy election to measure defined benefit plan assets and obligations as of the end of the month closest to their fiscal year ends.  The updated guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted.  The Company adopted the new provisions of this accounting standard at the beginning of fiscal year 2016, with no accounting policy change elected.

In May 2015, the FASB updated the guidance within ASC 820, Fair Value Measurements and Disclosures.  The update provides guidance on the disclosures for investments in certain entities that calculate net asset value (NAV) per share (or its equivalent).  The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share (or its equivalent) as a practical expedient.  The updated guidance is to be applied retrospectively and is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted.  The Company adopted the new provisions of this accounting standard at the beginning of fiscal year 2016, and adoption will impact year-end disclosures only and did not have a material impact on its consolidated financial statements.

In November 2015, the FASB updated the guidance within ASC 740, Balance Sheet Classification of Deferred Taxes.  The update requires all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet.  The updated guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted.  The Company adopted the new provisions of this accounting standard prospectively at the beginning of fiscal year 2016, and adoption did not have a material impact on its consolidated financial statements.

In February 2016, the FASB updated the guidance within ASC 842, Leases.  The update requires lessees to put most leases on their balance sheets while recognizing expenses on their income statements in a manner similar to current GAAP.  The guidance also eliminates current real estate-specific provisions for all entities.  For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases.  The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Accordingly, the Company expects to adopt the new provisions of this accounting standard at the beginning of fiscal year 2020, and is currently assessing the impact on its consolidated financial statements.

In March 2016, the FASB updated the guidance within ASC 718, Compensation-Stock Compensation.  The update simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  Early adoption is permitted in any interim or annual period, with adjustments reflected as of the beginning of the fiscal year.  The Company is currently assessing the timing and impact of adopting the updated provisions.

NOTE B                                               ACQUISITIONS

On July 13, 2015, the Company acquired Applegate Farms, LLC (Applegate) of Bridgewater, New Jersey for a final purchase price of $774.1 million in cash.  The purchase price was funded by the Company with cash on hand and by utilizing short-term financing.

Applegate® is the No. 1 brand in natural and organic value-added prepared meats and this acquisition will allow the Company to expand the breadth of its protein offerings to provide consumers more choice in that fast growing category.

The acquisition was accounted for as a business combination using the acquisition method.  The Company obtained an independent appraisal.  A final allocation of the purchase price to the acquired assets, liabilities, and goodwill is presented in the table below.

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

On May 2, 2016, subsequent to the end of the second quarter, the Company entered into a definitive agreement to acquire Justin’s, LLC (Justin’s) for a preliminary purchase price of $286.0 million.  The transaction is structured to provide an ongoing cash flow benefit as a result of tax amortization of the stepped-up basis of assets, the net present value of which is approximately $70.0 million.

Justin’s is a pioneer in nut butter-based snacking and this acquisition will allow the Company to enhance its presence in the specialty natural and organic nut butter category, complementing the Company’s SKIPPY peanut butter products.

Operating results for this acquisition will be included in the Company’s Consolidated Statements of Operations from the date of acquisition (i.e. beginning in the third quarter) and will be reflected in the Grocery Products segment.

NOTE C                                               INVENTORIES

Principal components of inventories are:

(in thousands)	April 24, 2016	October 25, 2015
Finished products	$608,474	$553,298
Raw materials and work-in-process	233,039	239,174
Materials and supplies	185,927	200,793
Total	$1,027,440	$993,265

NOTE D                                               GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill for the second quarter and six months ended April 24, 2016, are presented in the table below.  Impairment charges during the second quarter are related to the Company’s assets held for sale.  See additional discussion regarding the Company’s assets held for sale in Note E.  Purchase accounting adjustments for Applegate reduced the first six months.

(in thousands)	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	International & Other	Total
Balance as of January 24, 2016	$322,421	$584,561	$203,214	$456,416	$132,749	$1,699,361
Impairment charge	-	-	-	(991)	-	(991)
Balance as of April 24, 2016	$322,421	$584,561	$203,214	$455,425	$132,749	$1,698,370

(in thousands)	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	International & Other	Total
Balance as of October 25, 2015	$322,421	$584,684	$203,214	$456,416	$132,749	$1,699,484
Purchase adjustments	-	(123)	-	-	-	(123)
Impairment charge	-	-	-	(991)	-	(991)
Balance as of April 24, 2016	$322,421	$584,561	$203,214	$455,425	$132,749	$1,698,370

The gross carrying amount and accumulated amortization for definite-lived intangible assets are presented in the table below.

(in thousands)	April 24, 2016		October 25, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists/relationships	$83,190	$(17,450)	$83,190	$(13,939)
Formulas and recipes	2,190	(1,866)	7,490	(6,865)
Proprietary software and technology	1,010	(901)	7,010	(6,901)
Other intangibles	2,120	(1,222)	2,370	(1,195)
Total	$88,510	$(21,439)	$100,060	$(28,900)

Amortization expense was $1.9 million and $4.0 million for the second quarter and six months ended April 24, 2016, respectively, compared to $1.9 million and $4.0 million for the second quarter and six months ended April 26, 2015.

Estimated annual amortization expense for the five fiscal years after October 25, 2015, is as follows:

(in millions)
2016	$ 8.2
2017	7.6
2018	7.0
2019	7.0
2020	6.8

The carrying amounts for indefinite-lived intangible assets are presented in the table below.

(in thousands)	April 24, 2016	October 25, 2015
Brands/tradenames/trademarks	$748,075	$748,075
Other intangibles	7,984	7,984
Total	$756,059	$756,059

NOTE E                                               ASSETS HELD FOR SALE

In fiscal year 2015, the Company began actively marketing a portion of Diamond Crystal Brands (DCB).  Through this process, the Company identified the specific assets and liabilities to be sold and allocated goodwill based on the relative fair values of the assets held for sale and the assets that will be retained by the Company.  In April 2016, the Company entered into an agreement for the sale, which completed subsequent to the end of the second quarter.  As a result of the expected sale, the Company reallocated goodwill based on the relative fair values of the assets held for sale and the assets that will be retained for the Company.  An impairment charge of $1.0 million was recorded based on the valuation of these assets as implied by the agreed-upon sales price.  This impairment is recorded on the Company’s Consolidated Statements of Operations on the line item “Goodwill impairment charge.”  DCB is reported within the Company’s Specialty Foods segment.  The portion of the business held for sale is not material to the Company’s annual net sales, net earnings, or earnings per share.

Amounts classified as assets and liabilities held for sale at April 24, 2016 are presented on the Company’s Consolidated Statement of Financial Position within their respective accounts, and include the following:

Assets held for sale (in thousands)
Current assets	$26,312
Goodwill	50,134
Intangibles	5,389
Property, plant and equipment	32,177
Total assets held for sale	$114,012

Liabilities held for sale (in thousands)
Total current liabilities held for sale	$3,507

NOTE F                                                PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic benefit cost for pension and other post-retirement benefit plans consists of the following:

	Pension Benefits
	Three Months Ended		Six Months Ended
(in thousands)	April 24, 2016	April 26, 2015	April 24, 2016	April 26, 2015
Service cost	$6,680	$7,199	$13,360	$14,398
Interest cost	13,678	13,130	27,356	26,261
Expected return on plan assets	(21,678)	(22,198)	(43,355)	(44,396)
Amortization of prior service cost	(1,066)	(1,219)	(2,132)	(2,439)
Recognized actuarial loss	4,586	4,625	9,171	9,226
Net periodic cost	$2,200	$1,537	$4,400	$3,050

	Post-retirement Benefits
	Three Months Ended		Six Months Ended
(in thousands)	April 24, 2016	April 26, 2015	April 24, 2016	April 26, 2015
Service cost	$317	$443	$633	$885
Interest cost	3,236	3,336	6,472	6,672
Amortization of prior service cost	(1,051)	(334)	(2,101)	(668)
Recognized actuarial loss (gain)	392	(1)	784	(1)
Net periodic cost	$2,894	$3,444	$5,788	$6,888

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

Cash Flow Hedges:  The Company currently utilizes corn futures to offset the price fluctuation in the Company’s future direct grain purchases, and has historically entered into various swaps to hedge the purchases of grain at certain locations.  The financial instruments are designated and accounted for as cash flow hedges, and the Company measures the effectiveness of the hedges at least quarterly.  Effective gains or losses related to these cash flow hedges are reported in accumulated other comprehensive loss (AOCL) and reclassified into earnings, through cost of products sold, in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  The Company typically does not hedge its grain exposure beyond the next two upcoming fiscal years.  As of April 24, 2016, and October 25, 2015, the Company had the following outstanding commodity futures contracts that were entered into to hedge forecasted purchases:

Volume
Commodity	April 24, 2016	October 25, 2015
Corn	26.4 million bushels	20.1 million bushels

As of April 24, 2016, the Company has included in AOCL, hedging losses of $2.1 million (before tax) relating to these positions, compared to gains of $1.0 million (before tax) as of October 25, 2015.  The Company expects to recognize the majority of these losses over the next 12 months.

Fair Value Hedges:  The Company utilizes futures to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The intent of the program is to make the forward priced commodities cost nearly the same as cash market purchases at the date of delivery.  The futures contracts are designated and accounted for as fair value hedges, and the Company measures the effectiveness of the hedges at least quarterly.  Changes in the fair value of the futures contracts, along with the gain or loss on the hedged purchase commitment, are marked-to-market through earnings and are recorded on the Consolidated Statements of Financial Position as a current asset and liability, respectively.  Effective gains or losses related to these fair value hedges are recognized through cost of products sold in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  As of April 24, 2016, and October 25, 2015, the Company had the following outstanding commodity futures contracts designated as fair value hedges:

Volume
Commodity	April 24, 2016	October 25, 2015
Corn	1.0 million bushels	5.3 million bushels
Lean hogs	0.2 million cwt	0.4 million cwt

Other Derivatives:  The Company holds certain futures and options contract positions as part of a merchandising program and to manage the Company’s exposure to fluctuations in commodity markets.  The Company has not applied hedge accounting to these positions.

As of April 24, 2016, and October 25, 2015, the Company had the following outstanding futures related to these programs:

Volume
Commodity	April 24, 2016	October 25, 2015
Corn	3.9 million bushels	2.6 million bushels
Soybean meal	17,900 tons	11,500 tons

Fair Values:  The fair values of the Company’s derivative instruments (in thousands) as of April 24, 2016, and October 25, 2015, were as follows:

		Fair Value (1)
	Location on Consolidated Statements of Financial Position	April 24, 2016	October 25, 2015
Asset Derivatives:
Derivatives Designated as Hedges:
Commodity contracts	Other current assets	$(3,370)	$305

Derivatives Not Designated as Hedges:
Commodity contracts	Other current assets	319	248

Total Asset Derivatives		$(3,051)	$553

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

Derivative Gains and Losses:  Gains or losses (before tax, in thousands) related to the Company’s derivative instruments for the second quarter ended April 24, 2016, and April 26, 2015, were as follows:

	Gain/(Loss) Recognized in AOCL (Effective Portion) (1)		Location on Consolidated Statements of Operations	Gain/(Loss) Reclassified from AOCL into Earnings (Effective Portion) (1)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (4)
	Three Months Ended			Three Months Ended		Three Months Ended
Cash Flow Hedges:	April 24, 2016	April 26, 2015		April 24, 2016	April 26, 2015	April 24, 2016	April 26, 2015
Commodity contracts	$(1,620)	$(5,033)	Cost of products sold	$(577)	$(2,705)	$(29)	$-

			Location on Consolidated Statements of Operations	Gain/(Loss) Recognized in Earnings (Effective Portion) (3)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (5)
				Three Months Ended		Three Months Ended
Fair Value Hedges:				April 24, 2016	April 26, 2015	April 24, 2016	April 26, 2015
Commodity contracts			Cost of products sold	$664	$(3,769)	$13	$203

			Location on Consolidated Statements of Operations	Gain/(Loss) Recognized in Earnings
Three Months Ended
Derivatives Not Designated as Hedges:				April 24, 2016	April 26, 2015
Commodity contracts			Cost of products sold	$50	$(264)

Derivative Gains and Losses:  Gains or losses (before tax, in thousands) related to the Company’s derivative instruments for the six months ended April 24, 2016, and April 26, 2015, were as follows:

	Gain/(Loss) Recognized in AOCL (Effective Portion) (1)		Location on Consolidated Statements of Operations	Gain/(Loss) Reclassified from AOCL into Earnings (Effective Portion) (1)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (4)
	Six Months Ended			Six Months Ended		Six Months Ended
Cash Flow Hedges:	April 24, 2016	April 26, 2015		April 24, 2016	April 26, 2015	April 24, 2016	April 26, 2015
Commodity contracts	$(4,468)	$(1,370)	Cost of products sold	$(1,344)	$(7,084)	$(28)	$-

			Location on Consolidated Statements of Operations	Gain/(Loss) Recognized in Earnings (Effective Portion) (3)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (5)
				Six Months Ended		Six Months Ended
Fair Value Hedges:				April 24, 2016	April 26, 2015	April 24, 2016	April 26, 2015
Commodity contracts			Cost of products sold	$1,906	$(3,937)	$(239)	$93

			Location on Consolidated Statements of Operations	Gain/(Loss) Recognized in Earnings
Six Months Ended
Derivatives Not Designated as Hedges:				April 24, 2016	April 26, 2015
Commodity contracts			Cost of products sold	$(430)	$(135)

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

Investments in and receivables from affiliates consists of the following:

(in thousands)	Segment	% Owned	April 24, 2016	October 25, 2015
MegaMex Foods, LLC	Grocery Products	50%	$193,659	$200,110
Foreign Joint Ventures	International & Other	Various (26-40%)	61,290	58,888
Total			$254,949	$258,998

Equity in earnings of affiliates consists of the following:

		Three Months Ended		Six Months Ended
(in thousands)	Segment	April 24, 2016	April 26, 2015	April 24, 2016	April 26, 2015
MegaMex Foods, LLC	Grocery Products	$8,568	$7,157	$15,773	$15,214
Foreign Joint Ventures	International & Other	1,025	717	5,295	(5,680)
Total		$9,593	$7,874	$21,068	$9,534

Dividends received from affiliates for the three and six months ended April 24, 2016, were $9.5 million and $14.5 million, respectively, compared to $10.0 million dividends received for both the three and six months ended April 26, 2015.  Equity in earnings in the first six months of fiscal 2015 included nonrecurring charges related to the exit from international joint venture businesses.

The Company recognized a basis difference of $21.3 million associated with the formation of MegaMex Foods, LLC, of which $15.7 million is remaining as of April 24, 2016.  This difference is being amortized through equity in earnings of affiliates.

NOTE I                                                   ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss are as follows:

(in thousands)	Foreign Currency Translation	Pension & Other Benefits		Deferred Gain (Loss) - Hedging		Accumulated Other Comprehensive Loss
Balance at January 24, 2016	$(1,570)	$(225,500)		$(669)		$(227,739)
Unrecognized gains:
Gross	949			(1,620)		(671)
Tax effect		(1)		610		609
Reclassification into net earnings:
Gross		2,861	(1)	577	(2)	3,438
Tax effect		(1,086)		(217)		(1,303)
Net of tax amount	949	1,774		(650)		2,073
Balance at April 24, 2016	$(621)	$(223,726)		$(1,319)		$(225,666)

(in thousands)	Foreign Currency Translation	Pension & Other Benefits		Deferred Gain (Loss) - Hedging		Accumulated Other Comprehensive Loss
Balance at October 25, 2015	$969	$(227,266)		$629		$(225,668)
Unrecognized gains:
Gross	(1,590)	(16)		(4,468)		(6,074)
Tax effect		5		1,682		1,687
Reclassification into net earnings:
Gross		5,722	(1)	1,344	(2)	7,066
Tax effect		(2,171)		(506)		(2,677)
Net of tax amount	(1,590)	3,540		(1,948)		2
Balance at April 24, 2016	$(621)	$(223,726)		$(1,319)		$(225,666)

(1)                                  Included in the computation of net periodic cost (see Note F “Pension and Other Post-Retirement Benefits” for additional details).

(2)                                  Included in cost of products sold in the Consolidated Statements of Operations.

NOTE J                                                 INCOME TAXES

The amount of unrecognized tax benefits, including interest and penalties, at April 24, 2016, recorded in other long-term liabilities was $28.1 million, of which $18.3 million would impact the Company’s effective tax rate if recognized.  The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense, with $0.7 million and $0.4 million of accrued interest and penalty benefits included in the second quarter and first six months, respectively of fiscal 2016.  The amount of accrued interest and penalties at April 24, 2016, associated with unrecognized tax benefits was $2.9 million.

The Company is regularly audited by federal and state taxing authorities.  The United States Internal Revenue Service (I.R.S.) is currently examining fiscal years 2013 and 2014.  The Company has elected to participate in the Compliance Assurance Process (CAP) for fiscal years 2015 and 2016.  The objective of CAP is to contemporaneously work with the I.R.S. to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return.  The Company may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time.

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

A reconciliation of the number of options outstanding and exercisable (in thousands) as of April 24, 2016, and changes during the six months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 25, 2015	34,397	$ 13.83
Granted	2,104	38.31
Exercised	3,374	9.52
Forfeited	15	18.90
Outstanding at April 24, 2016	33,112	$ 15.83	5.2 years	$ 724,297
Exercisable at April 24, 2016	26,212	$ 12.73	4.3 years	$ 653,461

The weighted-average grant date fair value of stock options granted and the total intrinsic value of options exercised (in thousands) during the second quarter and first six months of fiscal years 2016 and 2015, are as follows:

	Three Months Ended		Six Months Ended
	April 24, 2016	April 26, 2015	April 24, 2016	April 26, 2015
Weighted-average grant date fair value	$8.36	$9.00	$7.82	$9.84
Intrinsic value of exercised options	$45,081	$23,409	$103,216	$32,601

The fair value of each option award is calculated on the date of grant using the Black-Scholes valuation model utilizing the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	April 24, 2016	April 26, 2015	April 24, 2016	April 26, 2015
Risk-free interest rate	1.9%	1.6%	2.1%	2.1%
Dividend yield	1.4%	1.9%	1.5%	1.9%
Stock price volatility	19.0%	19.0%	19.0%	19.0%
Expected option life	8 years	8 years	8 years	8 years

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

The Company’s nonvested shares granted between September 27, 2010, and July 27, 2014, vest after one year.  Nonvested shares granted on or after July 28, 2014, vest on the earlier of the day before the Company’s next annual meeting date or one year.  A reconciliation of the nonvested shares (in thousands) as of April 24, 2016, and changes during the six months then ended, is as follows:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at October 25, 2015	74	$25.87
Granted	47	41.01
Vested	74	25.87
Nonvested at April 24, 2016	47	$41.01

The weighted-average grant date fair value of nonvested shares granted, the total fair value (in thousands) of nonvested shares granted, and the fair value (in thousands) of shares that have vested during the first six months of fiscal years 2016 and 2015, are as follows:

Six Months Ended
	April 24, 2016	April 26, 2015
Weighted-average grant date fair value	$ 41.01	$ 25.87
Fair value of nonvested shares granted	$ 1,920	$ 1,920
Fair value of shares vested	$ 1,920	$ 2,347

Stock-based compensation expense, along with the related income tax benefit, for the second quarter and first six months of fiscal years 2016 and 2015 is presented in the table below.

	Three Months Ended		Six Months Ended
(in thousands)	April 24, 2016	April 26, 2015	April 24, 2016	April 26, 2015
Stock-based compensation expense recognized	$7,016	$7,025	$14,178	$12,549
Income tax benefit recognized	(2,662)	(2,668)	(5,379)	(4,765)
After-tax stock-based compensation expense	$4,354	$4,357	$8,799	$7,784

At April 24, 2016, there was $13.4 million of total unrecognized compensation expense from stock-based compensation arrangements granted under the plans.  This compensation is expected to be recognized over a weighted-average period of approximately 2.9 years.  During the second quarter and six months ended April 24, 2016, cash received from stock option exercises was $4.9 million and $8.4 million, respectively, compared to $3.9 million and $6.0 million for the second quarter and six months ended April 26, 2015.  The total tax benefit to be realized for tax deductions from these option exercises for the second quarter and six months ended April 24, 2016, was $17.2 million and $39.2 million, respectively, compared to $8.9 million and $12.4 million in the comparable periods of fiscal 2015.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of April 24, 2016, and October 25, 2015, and their level within the fair value hierarchy, are presented in the tables below.

	Fair Value Measurements at April 24, 2016
(in thousands)	Fair Value at April 24, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Cash and cash equivalents (1)	$379,881	$379,881	$-	$-
Other trading securities (2)	120,820	39,429	81,391	-
Commodity derivatives (3)	2,666	2,666	-	-
Total Assets at Fair Value	$503,367	$421,976	$81,391	$-

Liabilities at Fair Value:
Deferred compensation (2)	$56,982	$26,131	$30,851	$-
Total Liabilities at Fair Value	$56,982	$26,131	$30,851	$-

	Fair Value Measurements at October 25, 2015
(in thousands)	Fair Value at October 25, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Cash and cash equivalents (1)	$347,239	$347,239	$-	$-
Other trading securities (2)	119,668	39,329	80,339	-
Commodity derivatives (3)	6,485	6,485	-	-
Total Assets at Fair Value	$473,392	$393,053	$80,339	$-

Liabilities at Fair Value:
Deferred compensation (2)	$57,869	$25,272	$32,597	$-
Total Liabilities at Fair Value	$57,869	$25,272	$32,597	$-

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

(3)                                  The Company’s commodity derivatives represent futures contracts used in its hedging or other programs to offset price fluctuations associated with purchases of corn, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The Company’s futures contracts for corn are traded on the Chicago Board of Trade, while futures contracts for lean hogs are traded on the Chicago Mercantile Exchange.  These are active markets with quoted prices available and therefore these contracts are classified as Level 1.  All derivatives are reviewed for potential credit risk and risk of nonperformance.  The Company nets the derivative assets and liabilities for each of its hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract.  The net balance for each program is included in other current assets or accounts payable, as appropriate, in the Consolidated Statements of Financial Position.  As of April 24, 2016, the Company has recognized the obligation to return net cash collateral of $0.4 million from various counterparties (including $0.6 million of cash less $1.0 million of realized gains on closed positions).  As of October 25, 2015, the Company had recognized the right to reclaim net cash collateral of $2.3 million from various counterparties (including $13.7 million of cash less $11.4 million of realized losses on closed positions).

The Company’s financial assets and liabilities also include accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value.  The Company does not carry its long-term debt at fair value in its Consolidated Statements of Financial Position.  Based on borrowing rates available to the Company for long-term financing with similar terms and average maturities, the fair value of long-term debt, utilizing discounted cash flows (Level 2), was $273.8 million as of April 24, 2016, and $268.4 million as of October 25, 2015.

In accordance with the provisions of ASC 820, the Company also measures certain nonfinancial assets and liabilities at fair value that are recognized or disclosed on a nonrecurring basis (e.g. goodwill, intangible assets, and property, plant and equipment).  During the second quarter of fiscal year 2016, a $1.0 million goodwill impairment charge was recorded for the portion of DCB assets held for sale which was based on the valuation of these assets as implied by the agreed-upon sales price.  See additional discussion regarding the Company’s assets held for sale in Note E.  During the six months ended April 26, 2015, there were no material remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

NOTE M               EARNINGS PER SHARE DATA

The reported net earnings attributable to the Company were used when computing basic and diluted earnings per share.  The following table sets forth the shares used as the denominator for those computations:

	Three Months Ended		Six Months Ended
(in thousands)	April 24, 2016	April 26, 2015	April 24, 2016	April 26, 2015
Basic weighted-average shares outstanding	529,898	528,056	529,380	527,704
Dilutive potential common shares	13,871	12,832	13,873	12,801
Diluted weighted-average shares outstanding	543,769	540,888	543,253	540,505

For the six months ended April 24, 2016, 0.5 million weighted-average stock options were not included in the computation of dilutive potential common shares since their inclusion would have had an antidilutive effect on earnings per share, compared to 2.3 million and 1.9 million for the second quarter and six months ended April 26, 2015.

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

The Refrigerated Foods segment consists primarily of the processing, marketing, and sale of branded and unbranded pork and beef products for retail, foodservice, and fresh product customers.  This segment includes the results of Applegate Farms, LLC and Affiliated Foods.

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

	Three Months Ended		Six Months Ended
(in thousands)	April 24, 2016	April 26, 2015	April 24, 2016	April 26, 2015
Sales to Unaffiliated Customers
Grocery Products	$401,472	$397,265	$793,690	$807,016
Refrigerated Foods	1,092,479	1,022,511	2,254,600	2,166,726
Jennie-O Turkey Store	423,540	438,912	795,606	878,931
Specialty Foods	272,484	287,424	510,263	550,698
International & Other	110,260	133,233	238,748	271,047
Total	$2,300,235	$2,279,345	$4,592,907	$4,674,418

Intersegment Sales
Grocery Products	$-	$-	$-	$-
Refrigerated Foods	3,657	3,560	5,987	7,743
Jennie-O Turkey Store	30,280	36,398	60,683	71,782
Specialty Foods	9	25	9	46
International & Other	-	-	-	-
Total	$33,946	$39,983	$66,679	$79,571
Intersegment elimination	(33,946)	(39,983)	(66,679)	(79,571)
Total	$-	$-	$-	$-

Net Sales
Grocery Products	$401,472	$397,265	$793,690	$807,016
Refrigerated Foods	1,096,136	1,026,071	2,260,587	2,174,469
Jennie-O Turkey Store	453,820	475,310	856,289	950,713
Specialty Foods	272,493	287,449	510,272	550,744
International & Other	110,260	133,233	238,748	271,047
Intersegment elimination	(33,946)	(39,983)	(66,679)	(79,571)
Total	$2,300,235	$2,279,345	$4,592,907	$4,674,418

Segment Operating Profit
Grocery Products	$67,110	$55,327	$132,383	$96,702
Refrigerated Foods	130,002	114,837	296,910	215,989
Jennie-O Turkey Store	89,678	74,596	180,981	167,616
Specialty Foods	36,853	21,144	63,646	39,720
International & Other	14,244	21,383	38,531	35,767
Total segment operating profit	$337,887	$287,287	$712,451	$555,794

Net interest and investment expense (income)	(380)	1,966	4,990	3,895
General corporate expense	14,057	9,824	29,189	13,077
Noncontrolling interest	(13)	234	93	946

Earnings before income taxes	$324,197	$275,731	$678,365	$539,768

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

All shares and per share calculations for the current and prior year throughout the following discussion reflect the impact of the two-for-one split of the Company’s stock distributed on February 9, 2016.

The Company reported record net earnings per diluted share of $0.40 for the second quarter of fiscal 2016, compared to $0.33 per diluted share in the second quarter of fiscal 2015.  Significant factors impacting the quarter were:

•                  Record net earnings, with four of the Company’s five segments generating segment profit growth.

•                  Grocery Products segment profit benefitted from favorable raw material costs and improved plant efficiencies.

•                  Refrigerated Foods segment profit increased driven by strong pork operating margins, the addition of the Applegate Farms, LLC (Applegate) business, and value-added product growth.

•                  Specialty Foods delivered robust segment profit gains driven by lower input costs, a favorable comparison to the prior year, and supply chain synergies.

•                  Profitability rose for Jennie-O Turkey Store on improved product mix and favorable input costs.

•                  International & Other segment profit results were challenged by high pork input costs in China and soft export demand.

Consolidated Results

Net earnings and diluted earnings per share

	Three Months Ended			Six Months Ended
(in millions, except per share amounts)	April 24, 2016	April 26, 2015	% Change	April 24, 2016	April 26, 2015	% Change
Net earnings	$215.4	180.2	19.5	$450.5	351.9	28.0
Diluted earnings per share	0.40	0.33	21.2	0.83	0.65	27.7
Adjusted(1) net earnings	215.4	180.2	19.5	450.5	367.5	22.6
Adjusted(1) diluted earnings per share	0.40	0.33	21.2	0.83	0.68	22.1

The non-GAAP adjusted financial measurements for the first six months are presented to provide investors additional information to facilitate the comparison of past and present operations, with no impact to the second quarter comparisons.  The non-GAAP adjusted financial measurements are used for internal purposes to evaluate the results of operations and to measure a component of certain employee incentive plans in fiscal year 2015.  Non-GAAP measurements are not intended to be a substitute for U.S. GAAP measurements in analyzing financial performance.  These non-GAAP measurements are not in accordance with generally accepted accounting principles and may be different from non-GAAP measures used by other companies.

(1)Adjusted net earnings and diluted net earnings per share for the first six months exclude nonrecurring charges relating to the closure of the Stockton, California, manufacturing facility and the exit from international joint venture businesses in the first quarter of fiscal 2015.  The table below shows the calculations to reconcile from the non-GAAP adjusted measures to the GAAP measures for the first six months of fiscal year 2016 compared to the first six months of fiscal 2015.

Six Months Ended April 24, 2016

(in thousands, except per share amounts)	2016 Earnings	2015 Non- GAAP Adjusted Earnings	Stockton Plant Closure	International Business Exit	2015 GAAP Earnings
Grocery Products	$132,383	$107,228	$(10,526)	$-	$96,702
Refrigerated Foods	296,910	215,989	-	-	215,989
Jennie-O Turkey Store	180,981	167,616	-	-	167,616
Specialty Foods	63,646	39,720	-	-	39,720
International & Other	38,531	45,313	-	(9,546)	35,767
Total segment operating profit	712,451	575,866	(10,526)	(9,546)	555,794
Net interest & investment expense	(29,189)	(3,895)	-	-	(3,895)
General corporate expense	(4,990)	(13,077)	-	-	(13,077)
Earnings before income taxes	678,272	558,894	(10,526)	(9,546)	535,822
Income taxes	(227,814)	(191,358)	3,685	770	(186,903)
Net earnings attributable to Hormel Foods Corporation	$450,458	$367,536	$(6,841)	$(8,776)	$351,919

Diluted net earnings per share*	$0.83	$0.68	$(0.02)	$(0.02)	$0.65

*Earnings per share does not sum across due to rounding.

Net sales

	Three Months Ended			Six Months Ended
(in millions)	April 24, 2016	April 26, 2015	% Change	April 24, 2016	April 26, 2015	% Change
Net sales	$2,300	$2,279	0.9	$4,593	$4,674	(1.7)
Tonnage (lbs.)	1,281	1,289	(0.6)	2,551	2,595	(1.7)

Net sales were enhanced by the addition of Applegate in the Refrigerated Foods segment.

Continued strong value-added product sales within the Refrigerated Foods and Grocery Products segments offset lower turkey volumes in the Jennie-O Turkey Store (JOTS) segment and soft export demand in the International & Other segment for both the second quarter and first six months of fiscal 2016.

Cost of products sold

	Three Months Ended			Six Months Ended
(in millions)	April 24, 2016	April 26, 2015	% Change	April 24, 2016	April 26, 2015	% Change
Cost of products sold	$1,774	$1,820	(2.5)	$3,509	$3,770	(6.9)

The decrease in cost of products sold for the second quarter of fiscal 2016 is largely due to lower pork input costs for the Refrigerated Foods and Grocery Products segments along with lower grain costs for JOTS and favorable input costs for Specialty Foods.  Aiding the comparative results for the first six months, charges totaling $10.5 million related to the closure of the Stockton, California, manufacturing impacted fiscal 2015 results.

Gross profit

	Three Months Ended			Six Months Ended
(in millions)	April 24, 2016	April 26, 2015	% Change	April 24, 2016	April 26, 2015	% Change
Gross profit	$526.4	$459.6	14.5	$1,084.4	$904.2	19.9
Percentage of net sales	22.9%	20.2%		23.6%	19.3%

Higher profits from the Grocery Products, Refrigerated Foods, JOTS, and Specialty Foods segments in the second quarter of fiscal 2016 offset lower results in the International & Other segment.  Results in the Refrigerated Foods and Grocery Products segments were driven by favorable pork operating margins and value-added sales growth.  Specialty Foods improved profits through efficiency gains and increased sales of Muscle Milk protein products along with a favorable comparison as the prior year included plant closure expenses.   These gains offset overall lower sales in JOTS due to the lingering effects of Highly Pathogenic Avian Influenza (HPAI) and International & Other as the segment was challenged by weak exports and high pork costs in China.

The Company expects the Refrigerated Foods and Grocery Products segments to continue driving profit improvement through growth in value-added products combined with favorable input costs.  As turkey production has returned to normalized levels, JOTS is positioned to deliver profit growth in the second half of fiscal 2016.  The Specialty Foods segment may not show year-over-year increases in sales and profits as a result of the divesture of Diamond Crystal Brands (DCB), which was completed subsequent to the end of the second quarter.  The International & Other segment is expected to return to growth in the second half of fiscal 2016 led by improved export sales.

Selling, general and administrative (SG&A)

	Three Months Ended			Six Months Ended
(in millions)	April 24, 2016	April 26, 2015	% Change	April 24, 2016	April 26, 2015	% Change
SG&A	$211.1	$189.7	11.3	$421.1	$370.0	13.8
Percentage of net sales	9.2%	8.3%		9.2%	7.9%

The increase in SG&A for both the second quarter and first six months of fiscal 2016 largely represents the inclusion of Applegate expenses as well as increased advertising and employee-related expenses.  The Company continues to reinvest in the business through increased advertising and marketing support for brands such as Hormel pepperoni, the SPAM family of products, SKIPPY peanut butter, MUSCLE MILK protein products, and Jennie-O turkey.

Equity in earnings of affiliates

	Three Months Ended			Six Months Ended
(in millions)	April 24, 2016	April 26, 2015	% Change	April 24, 2016	April 26, 2015	% Change
Equity in earnings of affiliates	$9.6	$7.9	21.5	$21.1	$9.5	122.1

The improved results for the second quarter reflect strong sales volumes and lower expenses.  The first six months results are impacted by a favorable comparison to the first six months of fiscal 2015 which included charges related to the exit from international joint venture businesses.

Effective tax rate

	Three Months Ended		Six Months Ended
	April 24, 2016	April 26, 2015	April 24, 2016	April 26, 2015
Effective tax rate	33.6%	34.6%	33.6%	34.6%

The lower rate for the second quarter and first six months of fiscal 2016 is primarily due to the resolution of net favorable adjustments and settlements with various state tax jurisdictions, relative to fiscal 2015.  The Company expects a full-year effective tax rate between 33.5 and 34.0 percent for fiscal 2016.

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

	Three Months Ended			Six Months Ended
(in thousands)	April 24, 2016	April 26, 2015	% Change	April 24, 2016	April 26, 2015	% Change
Net Sales
Grocery Products	$401,472	$397,265	1.1	$793,690	$807,016	(1.7)
Refrigerated Foods	1,092,479	1,022,511	6.8	2,254,600	2,166,726	4.1
Jennie-O Turkey Store	423,540	438,912	(3.5)	795,606	878,931	(9.5)
Specialty Foods	272,484	287,424	(5.2)	510,263	550,698	(7.3)
International & Other	110,260	133,233	(17.2)	238,748	271,047	(11.9)
Total	$2,300,235	$2,279,345	0.9	$4,592,907	$4,674,418	(1.7)

Segment Operating Profit
Grocery Products	$67,110	$55,327	21.3	$132,383	$96,702	36.9
Refrigerated Foods	130,002	114,837	13.2	296,910	215,989	37.5
Jennie-O Turkey Store	89,678	74,596	20.2	180,981	167,616	8.0
Specialty Foods	36,853	21,144	74.3	63,646	39,720	60.2
International & Other	14,244	21,383	(33.4)	38,531	35,767	7.7
Total segment operating profit	$337,887	$287,287	17.6	$712,451	$555,794	28.2
Net interest and investment expense (income)	(380)	1,966	(119.3)	4,990	3,895	28.1
General corporate expense	14,057	9,824	43.1	29,189	13,077	123.2
Noncontrolling interest	(13)	234	(105.6)	93	946	(90.2)

Earnings before income taxes	$324,197	$275,731	17.6	$678,365	$539,768	25.7

Grocery Products

Results for the Grocery Products segment for the second quarter and first six months compared to the prior year are as follows:

	Three Months Ended			Six Months Ended
(in thousands)	April 24, 2016	April 26, 2015	% Change	April 24, 2016	April 26, 2015	% Change
Net sales	$401,472	$397,265	1.1	$793,690	$807,016	(1.7)
Tonnage (lbs.)	218,674	219,868	(0.5)	436,939	450,795	(3.1)
Segment profit	$67,110	$55,327	21.3	$132,383	$96,702	36.9

Sales growth from SKIPPY peanut butter, Hormel chili, Wholly Guacamole dips, and the Herdez line of salsas contributed to the improved sales results in the second quarter of fiscal 2016, offsetting lower chunk meat sales.  Sales of Hormel Compleats microwave meals also declined during the second quarter.  For the first six months, lower canned meat sales led to the net sales decline.

Grocery Products continues to drive sales by leveraging the Company’s iconic brands in new and innovative ways.

Segment profit results benefitted from favorable pork and beef input costs in fiscal 2016.  Aiding the year-over-year comparison for the first six months, charges totaling $10.5 million related to the closure of the Stockton, California, manufacturing facility impacted the first quarter of fiscal 2015.

The Company anticipates segment profit growth in the third quarter, with continued favorable raw material markets, lower plant costs, and volume growth in key categories.

The third quarter will include the addition of Justin’s, LLC (Justin’s), but the benefit of that business is expected to be offset by the expected transaction costs and fair value adjustments related to the transaction.  The benefits of this acquisition should be fully realized in fiscal 2017.

Refrigerated Foods

Results for the Refrigerated Foods segment for the second quarter and first six months compared to the prior year are as follows:

	Three Months Ended			Six Months Ended
(in thousands)	April 24, 2016	April 26, 2015	% Change	April 24, 2016	April 26, 2015	% Change
Net sales	$1,092,479	$1,022,511	6.8	$2,254,600	$2,166,726	4.1
Tonnage (lbs.)	602,811	584,315	3.2	1,238,463	1,187,022	4.3
Segment profit	$130,002	$114,837	13.2	$296,910	$215,989	37.5

The comparative sales results for the second quarter and first six months reflect the addition of Applegate acquired on July 13, 2015.

Sales gains for both the second quarter and first six months of fiscal 2016 were led by many of the Company’s value-added products.  Retail sales of Hormel Natural Choice lunchmeat, Hormel pepperoni, and Hormel Gatherings party trays increased in the second quarter.  Foodservice sales of Old Smokehouse bacon and Hormel Fire Braised meats also experienced growth in both the second quarter and first six months of fiscal 2016.

Segment profit results in both the second quarter and first six months of fiscal 2016 were driven by higher pork operating margins, the addition of the Applegate business, and strong foodservice results.

Entering the second half of the year, the Company expects continued favorable input costs for Refrigerated Foods with pork operating margins moderating as the year progresses.  Additionally, value-added sales are expected to continue to enhance both top and bottom-line results for Refrigerated Foods led by strong foodservice sales.

Jennie-O Turkey Store

Results for the JOTS segment for the second quarter and first six months compared to the prior year are as follows:

	Three Months Ended			Six Months Ended
(in thousands)	April 24, 2016	April 26, 2015	% Change	April 24, 2016	April 26, 2015	% Change
Net sales	$423,540	$438,912	(3.5)	$795,606	$878,931	(9.5)
Tonnage (lbs.)	216,764	229,144	(5.4)	395,039	460,357	(14.2)
Segment profit	$89,678	$74,596	20.2	$180,981	$167,616	8.0

The reduction in net sales in both the second quarter and first six months of fiscal 2016 reflects the lingering effects of the HPAI outbreak, as flocks lost in fiscal 2015 created shortfalls in operations and sales.  Sales of Jennie-O lean ground turkey, retail bacon, and Jennie-O Oven Ready products improved during the second quarter of fiscal 2016.

Segment profit for the second quarter of fiscal 2016 benefitted from an improved product mix and favorable input costs.

JOTS remains focused on gaining back distribution lost during the HPAI outbreak.  The Company expects JOTS to drive both sales and earnings growth in the second half of fiscal 2016 with more normalized turkey production levels. In addition, JOTS is investing in the fourth “Make the Switch” advertising campaign, highlighting lean ground turkey.

Specialty Foods

Results for the Specialty Foods segment for the second quarter and first six months compared to the prior year are as follows:

	Three Months Ended			Six Months Ended
(in thousands)	April 24, 2016	April 26, 2015	% Change	April 24, 2016	April 26, 2015	% Change
Net sales	$272,484	$287,424	(5.2)	$510,263	$550,698	(7.3)
Tonnage (lbs.)	174,282	177,038	(1.6)	335,727	345,910	(2.9)
Segment profit	$36,853	$21,144	74.3	$63,646	$39,720	60.2

Increased sales of Muscle Milk protein products were not able to offset reduced contract packaging sales leading to the sales declines in both the second quarter and first six months of fiscal 2016.

Segment profit results for the second quarter of fiscal 2016 were driven by lower input costs and a favorable comparison to expenses last year related to the closure of the CytoSport production facility.  Operational synergies captured in fiscal 2016 within the CytoSport and Century Foods supply chain also contributed to the increase for both the second quarter and first six months of fiscal 2016.

The Company expects Specialty Foods will continue to deliver increased sales of Muscle Milk protein products with the recent addition of many new innovative products, but may not show year-over-year increases in segment sales and earnings as a result of the divesture of DCB completed subsequent to the end of the second quarter.

International & Other

Results for the International & Other segment for the second quarter and first six months compared to the prior year are as follows:

	Three Months Ended			Six Months Ended
(in thousands)	April 24, 2016	April 26, 2015	% Change	April 24, 2016	April 26, 2015	% Change
Net sales	$110,260	$133,233	(17.2)	$238,748	$271,047	(11.9)
Tonnage (lbs.)	68,920	78,928	(12.7)	144,438	151,259	(4.5)
Segment profit	$14,244	$21,383	(33.4)	$38,531	$35,767	7.7

Weak SPAM and SKIPPY exports and continued softness in the Company’s China meat business were the primary drivers of the lower sales results for the second quarter.  Overall challenging market conditions impacted both the second quarter and first six months of fiscal 2016.

Segment profit results in the second quarter of fiscal 2016 reflect the softer sales in key markets noted above along with the pressures from higher pork raw material costs in China.  Royalties declined while equity in earnings results improved for both the second quarter and first six months compared to fiscal 2015.  For the first six months of fiscal 2016, strong sales volumes and lower expenses along with a favorable comparison to fiscal 2015, which included charges related to the exit from international joint venture businesses, led to the improved results.

Looking ahead, the Company expects the International & Other segment to return to growth in the second half of fiscal 2016 led by export sales of the SPAM family of products and SKIPPY peanut butter.

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

	Three Months Ended		Six Months Ended
(in millions)	April 24, 2016	April 26, 2015	April 24, 2016	April 26, 2015
Net interest and investment (income) expense	$(0.4)	$2.0	$5.0	$3.9
Interest expense	3.0	3.1	6.4	6.2
General corporate expense	14.1	9.8	29.2	13.1
Noncontrolling interest earnings	0.0	0.2	0.1	0.9

The increased general corporate expense for both the second quarter and first six months was due to increased legal reserves and higher salary-related expenses.  The prior year expense in the first six months also included gains on the miscellaneous sale of assets.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions that was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 25, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $379.9 million at the end of the second quarter of fiscal year 2016 compared to $624.4 million at the end of the comparable fiscal 2015 period.

Cash provided by operating activities was $409.1 million in the first six months of fiscal 2016 compared to $445.7 million in the same period of fiscal 2015.  Increased earnings in the first six months of fiscal 2016 were offset by overall unfavorable changes in working capital.

Cash used in investing activities was $85.0 million in the first six months of fiscal 2016 compared to $38.6 million in fiscal 2015.  Capital expenditures in the first six months of fiscal 2016 increased to $99.9 million from $55.0 million in the comparable six months of fiscal 2015.  The Company currently estimates its fiscal 2016 capital expenditures will be approximately $250.0 million.

Cash used in financing activities was $289.4 million in the first six months of fiscal 2016 compared to $115.2 million in the same period of fiscal 2015.  In the third quarter of fiscal 2015, in connection with the purchase of Applegate, the Company borrowed $300.0 million under a term loan facility and $50.0 million under a revolving credit facility.  The outstanding $185.0 million was paid down in the first quarter of fiscal 2016.  The Company repurchased $6.4 million of its common stock in the first six months of fiscal 2016 compared to no purchases in the first six months of the prior year.  For additional information pertaining to the Company’s share repurchase plans or programs, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Cash dividends paid to the Company’s shareholders continue to be an ongoing financing activity for the Company.  Dividends paid in the first six months of fiscal 2016 were $142.9 million compared to $118.7 million in the comparable period of fiscal 2015.  For fiscal 2016, the annual dividend rate has been increased to $0.58 per share, representing the 50th consecutive annual dividend increase.  The Company has paid dividends for 351 consecutive quarters and expects to continue doing so.

The Company is required, by certain covenants in its debt agreements, to maintain specified levels of financial ratios and financial position.  At the end of the second quarter of fiscal 2016, the Company was in compliance with all of these debt covenants.

Cash flows from operating activities continue to provide the Company with its principal source of liquidity.  The Company does not anticipate a significant risk to cash flows from this source in the foreseeable future because the Company operates in a relatively stable industry with a balanced portfolio of strong brands across many product lines.

Maximizing the value returned to shareholders through quarterly dividend payments remains a priority for the Company in fiscal 2016.  The Company seeks strategic acquisitions to generate growth, as evidenced by the recent announcement of the Justin’s acquisition, and will continue to invest in innovative products and solutions.  Capital spending to enhance and expand current operations will also be a significant cash outflow for fiscal 2016.

Contractual Obligations and Commercial Commitments

The Company records income taxes in accordance with the provisions of ASC 740, Income Taxes.  The Company is unable to determine its contractual obligations by year related to this pronouncement, as the ultimate amount or timing of settlement of its reserves for income taxes cannot be reasonably estimated.  The total liability for unrecognized tax benefits, including interest and penalties, at April 24, 2016, was $28.1 million.

On May 2, 2016, subsequent to the end of the second quarter, the Company entered into a definitive agreement to acquire Justin’s for a preliminary purchase price of $286.0 million in cash.   The acquisition closed on May 26, 2016 and was funded by the Company with existing cash on hand generated from operations and short-term financing.  There have been no other material changes to the information regarding the Company’s future contractual financial obligations that was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 25, 2015.

Off-Balance Sheet Arrangements

As of April 24, 2016, and October 25, 2015, the Company had $44.1 million and $44.1 million, respectively, of standby letters of credit issued on its behalf.  The standby letters of credit are primarily related to the Company’s self-insured workers compensation programs.  However, that amount also includes $4.0 million of revocable standby letters of credit for obligations of an affiliated party that may arise under workers compensation claims.  Letters of credit are not reflected in the Company’s Consolidated Statements of Financial Position.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Hog Markets:  The Company’s earnings are affected by fluctuations in the live hog market.  To minimize the impact on earnings, and to ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 10 years.  Purchased hogs under contract accounted for 93 percent and 95 percent of the total hogs purchased by the Company during the first six months of fiscal 2016 and 2015, respectively.  The majority of these contracts use market-based formulas based on hog futures, hog primal values, or industry reported hog markets.  Other contracts use a formula based on the cost of production, which can fluctuate independently from hog markets.  Under normal, long-term market conditions, changes in the cash hog market are offset by proportional changes in primal values.  Therefore, a hypothetical 10 percent change in the cash hog market would have had an immaterial effect on the Company’s results of operations.

Certain procurement contracts allow for future hog deliveries (firm commitments) to be forward priced.  The Company generally hedges these firm commitments by using hog futures contracts.  These futures contracts are designated and accounted for as fair value hedges.  The change in the market value of such futures contracts is highly effective at offsetting changes in price movements of the hedged item, and the Company evaluates the effectiveness of the contracts at least quarterly.  Changes in the fair value of the futures contracts, along with the gain or loss on the firm commitment, are marked-to-market through earnings and are recorded on the Consolidated Statements of Financial Position as a current asset and liability, respectively.  The fair value of the Company’s open futures contracts as of April 24, 2016, was $0.1 million compared to $1.2 million as of October 25, 2015.

The Company measures its market risk exposure on its hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in market prices.  A 10 percent increase in market prices would have negatively impacted the fair value of the Company’s April 24, 2016, open contracts by $1.7 million, which in turn would lower the Company’s future cost of purchased hogs by a similar amount.

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

To reduce the Company’s exposure to changes in grain prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future direct grain purchases.  This program currently utilizes corn futures for JOTS, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value with an unrealized loss of $3.8 million, before tax, on the Consolidated Statements of Financial Position as of April 24, 2016, compared to an unrealized loss of $2.9 million, before tax, as of October 25, 2015.

The Company measures its market risk exposure on its grain futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain.  A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s April 24, 2016, open grain contracts by $10.3 million, which in turn would lower the Company’s future cost on purchased grain by a similar amount.

Long-Term Debt:  A principal market risk affecting the Company is the exposure to changes in interest rates on the Company’s fixed-rate, long-term debt.  Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $2.6 million.  The fair value of the Company’s long-term debt was estimated using discounted future cash flows based on the Company’s incremental borrowing rate for similar types of borrowing arrangements.

Investments:  The Company holds trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans.  As of April 24, 2016, the balance of these securities totaled $120.8 million.  A majority of these securities represent fixed income funds.  The Company is subject to market risk due to fluctuations in the value of the remaining investments, as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis.  A 10 percent decline in the value of the investments not held in fixed income funds would have a direct negative impact to the Company’s pretax earnings of approximately $3.9 million, while a 10 percent increase in value would have a positive impact of the same amount.

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

(b)               Internal Controls.

During the first six months of fiscal year 2016, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company faces competition from producers of alternative meats and protein sources, including pork, beef, turkey, chicken, fish, peanut butter, and whey.  The bases on which the Company competes include:

¡                 price;

¡                 product quality and attributes;

¡                 brand identification;

¡                 breadth of product line; and

¡                 customer service.

Demand for the Company’s products is also affected by competitors’ promotional spending and the effectiveness of the Company’s advertising and marketing programs, and consumer perceptions.  Failure to identify and react to changes in food trends such as sustainability of product sources and animal welfare could lead to, among other things, reduced demand for the Company’s brands and products.  The Company may be unable to compete successfully on any or all of these bases in the future.

The Company’s operations are subject to the general risks associated with acquisitions.

The Company has made several acquisitions in recent years, including the recently announced acquisition of Justin’s which closed on May 26, 2016, and regularly reviews opportunities for strategic growth through acquisitions.  Potential risks associated with acquisitions include the inability to integrate new operations successfully, the diversion of management’s attention from other business concerns, the potential loss of key employees and customers of the acquired companies, the possible assumption of unknown liabilities, potential disputes with the sellers, potential impairment charges if purchase assumptions are not achieved or market conditions decline, and the inherent risks in entering markets or lines of business in which the Company has limited or no prior experience.  Any or all of these risks could impact the Company’s financial results and business reputation.  In addition, acquisitions outside the United States may present unique challenges and increase the Company’s exposure to the risks associated with foreign operations.

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

As of April 24, 2016, the Company had approximately 21,100 employees worldwide, of which approximately 5,500 were represented by labor unions, principally the United Food and Commercial Workers Union.  A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities or contracted hog processing facilities that results in work slowdowns or stoppages could harm the Company’s financial results.  Union contracts at the Company’s facility in Vernon, California will expire during fiscal 2016, covering approximately 1,100 employees.  Negotiations at this facility have commenced.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the Second Quarter of Fiscal 2016

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
January 25, 2016 – February 28, 2016	200	$ 36.87	200	15,575,200
February 29, 2016 – March 27, 2016	-	-	-	15,575,200
March 28, 2016 – April 24, 2016	160,000	39.69	160,000	15,415,200
Total	160,200	$ 39.69	160,200

1On January 31, 2013, the Company announced that its Board of Directors had authorized the repurchase of 10,000,000 shares of its common stock with no expiration date.  The repurchase program was authorized at a meeting of the Company’s Board of Directors on January 29, 2013.  On November 23, 2015, the Board of Directors authorized a two-for-one split of the Company’s common stock.  As part of the resolution to approve that stock split, the number of shares remaining to be repurchased was adjusted proportionately.  The stock split was subsequently approved by shareholders at the Company’s Annual Meeting on January 26, 2016, and effected January 27, 2016.  All numbers in the table above reflect the impact of this stock split.

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

HORMEL FOODS CORPORATION
(Registrant)

Date: June 3, 2016	By	/s/ JODY H. FERAGEN
JODY H. FERAGEN
Executive Vice President, Chief Financial Officer, and Director
(Principal Financial Officer)

Date: June 3, 2016	By	/s/ JAMES N. SHEEHAN
JAMES N. SHEEHAN
Vice President and Chief Accounting Officer
(Principal Accounting Officer)