Form 10-Q
period 2016-07-24
HORMEL FOODS CORP /DE/
filed 2016-09-02
CIK 48465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 24, 2016

or

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

Large accelerated filer X	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes   X  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 28, 2016
Common Stock	$.01465 par value	529,200,858
Common Stock Non-Voting	$.01 par value	-0-

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except share and per share amounts)

	July 24,	October 25,
	2016	2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$379,597	$347,239
Accounts receivable	564,922	605,689
Inventories	1,034,307	993,265
Income taxes receivable	7,015	6,132
Deferred income taxes	-	86,902
Prepaid expenses	15,832	14,383
Other current assets	8,432	9,422
TOTAL CURRENT ASSETS	2,010,105	2,063,032

DEFERRED INCOME TAXES	13,875	-

GOODWILL	1,921,971	1,699,484

OTHER INTANGIBLES	815,236	827,219

PENSION ASSETS	170,858	132,861

INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	257,061	258,998

OTHER ASSETS	146,273	146,498

PROPERTY, PLANT AND EQUIPMENT
Land	67,192	71,192
Buildings	788,308	815,643
Equipment	1,658,308	1,679,100
Construction in progress	181,647	79,964
	2,695,455	2,645,899
Less allowance for depreciation	(1,642,537)	(1,634,160)
	1,052,918	1,011,739

TOTAL ASSETS	$6,388,297	$6,139,831

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except share and per share amounts)

	July 24,	October 25,
	2016	2015
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$414,691	$495,317
Short-term debt	145,000	185,000
Accrued expenses	87,838	71,777
Accrued workers compensation	38,296	37,009
Accrued marketing expenses	141,089	119,153
Employee related expenses	214,628	232,309
Taxes payable	7,198	6,764
Interest and dividends payable	79,987	66,696
TOTAL CURRENT LIABILITIES	1,128,727	1,214,025

LONG-TERM DEBT—less current maturities	250,000	250,000

PENSION AND POST-RETIREMENT BENEFITS	516,055	509,261

OTHER LONG-TERM LIABILITIES	99,568	101,056

DEFERRED INCOME TAXES	-	64,096

SHAREHOLDERS’ INVESTMENT *
Preferred stock, par value $.01 a share—
authorized 160,000,000 shares; issued—none
Common stock, non-voting, par value $.01
a share—authorized 400,000,000 shares; issued—none
Common stock, par value $.01465 a share—
authorized 1,600,000,000 shares;
issued 529,133,276 shares July 24, 2016
issued 528,411,628 shares October 25, 2015	7,752	7,741
Additional paid-in capital	-	-
Accumulated other comprehensive loss	(224,361)	(225,668)
Retained earnings	4,607,360	4,216,125
HORMEL FOODS CORPORATION SHAREHOLDERS’ INVESTMENT	4,390,751	3,998,198
NONCONTROLLING INTEREST	3,196	3,195
TOTAL SHAREHOLDERS’ INVESTMENT	4,393,947	4,001,393

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$6,388,297	$6,139,831

* Shares and par values have been restated, as appropriate, to give effect to the two-for-one stock split distributed on February 9, 2016.

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 24, 2016	July 26, 2015*	July 24, 2016	July 26, 2015*

Net sales	$2,302,376	$2,188,587	$6,895,283	$6,863,005
Cost of products sold	1,827,091	1,779,197	5,335,628	5,549,454
GROSS PROFIT	475,285	409,390	1,559,655	1,313,551

Selling, general and administrative	206,876	184,627	627,968	554,659
Goodwill impairment charge	-	-	991	-
Equity in earnings of affiliates	6,381	6,396	27,449	15,930

OPERATING INCOME	274,790	231,159	958,145	774,822

Other income and expense:
Interest and investment income	2,474	189	3,920	2,455
Interest expense	(3,147)	(3,129)	(9,583)	(9,290)

EARNINGS BEFORE INCOME TAXES	274,117	228,219	952,482	767,987

Provision for income taxes	78,341	81,263	306,155	268,166

NET EARNINGS	195,776	146,956	646,327	499,821
Less: Net earnings attributable to noncontrolling interest	122	18	215	964
NET EARNINGS ATTRIBUTABLE TO HORMEL FOODS CORPORATION	$195,654	$146,938	$646,112	$498,857

NET EARNINGS PER SHARE:
BASIC	$0.37	$0.28	$1.22	$0.94
DILUTED	$0.36	$0.27	$1.19	$0.92

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	529,660	528,516	529,473	527,975
DILUTED	542,163	541,204	542,890	540,738

DIVIDENDS DECLARED PER SHARE:	$0.145	$0.125	$0.435	$0.375

* Shares and per share figures have been restated to give effect to the two-for-one stock split distributed on February 9, 2016.

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 24, 2016	July 26, 2015	July 24, 2016	July 26, 2015

NET EARNINGS	$195,776	$146,956	$646,327	$499,821
Other comprehensive income (loss), net of tax:
Foreign currency translation	(2,960)	(1,133)	(4,681)	(955)
Pension and other benefits	(835)	1,904	2,705	5,706
Deferred hedging	5,017	7,168	3,069	10,725
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	1,222	7,939	1,093	15,476
COMPREHENSIVE INCOME	196,998	154,895	647,420	515,297
Less: Comprehensive income attributable to noncontrolling interest	40	43	1	978
COMPREHENSIVE INCOME ATTRIBUTABLE TO HORMEL FOODS CORPORATION	$196,958	$154,852	$647,419	$514,319

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT

(in thousands, except per share amounts)

(Unaudited)

	Hormel Foods Corporation Shareholders
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment

Balance at October 26, 2014	$7,724	$-	$-	$3,805,654	$(207,700)	$6,378	$3,612,056

Net earnings				686,088		1,176	687,264
Other comprehensive loss					(18,363)	(229)	(18,592)
Purchases of common stock		(24,928)					(24,928)
Stock-based compensation expense	1		15,716				15,717
Exercise of stock options/nonvested shares	28		9,527				9,555
Purchase of additional ownership from noncontrolling interest			(11,881)		395	(2,549)	(14,035)
Shares retired	(12)	24,928	(13,362)	(11,554)			-
Distribution to noncontrolling interest						(1,581)	(1,581)
Declared cash dividends – $.50 per share*				(264,063)			(264,063)
Balance at October 25, 2015	$7,741	$-	$-	$4,216,125	$(225,668)	$3,195	$4,001,393

Net earnings				646,112		215	646,327
Other comprehensive income (loss)					1,307	(214)	1,093
Purchases of common stock		(44,976)					(44,976)
Stock-based compensation expense	1		16,090				16,091
Exercise of stock options/nonvested shares	28		4,449				4,477
Shares retired	(18)	44,976	(20,539)	(24,419)			-
Declared cash dividends – $.435 per share				(230,458)			(230,458)
Balance at July 24, 2016	$7,752	$-	$-	$4,607,360	$(224,361)	$3,196	$4,393,947

* Per share figures have been restated to give effect to the two-for-one stock split distributed on February 9, 2016.

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	July 24, 2016	July 26, 2015

OPERATING ACTIVITIES
Net earnings	$646,327	$499,821
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	89,996	92,842
Amortization of intangibles	6,524	6,185
Goodwill impairment charge	991	-
Equity in earnings of affiliates, net of dividends	(2,905)	21,395
Provision for deferred income taxes	4,428	9,619
Gain on property/equipment sales and plant facilities	138	(6,645)
Non-cash investment activities	(1,247)	(1,198)
Stock-based compensation expense	16,091	14,260
Excess tax benefit from stock-based compensation	(39,190)	(14,139)
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	47,767	78,970
(Increase) decrease in inventories	(60,579)	89,375
Decrease in prepaid expenses and other current assets	45,077	45,310
Decrease in pension and post-retirement benefits	(26,266)	(21,575)
Decrease in accounts payable and accrued expenses	(105,466)	(125,311)
Other	-	1,336
NET CASH PROVIDED BY OPERATING ACTIVITIES	621,686	690,245

INVESTING ACTIVITIES
Sale of business	110,149	-
Acquisitions of businesses/intangibles	(281,655)	(768,339)
Purchases of property/equipment	(165,828)	(96,802)
Proceeds from sales of property/equipment	2,590	15,024
Decrease in investments, equity in affiliates, and other assets	6,865	3,424
NET CASH USED IN INVESTING ACTIVITIES	(327,879)	(846,693)

FINANCING ACTIVITIES
Proceeds from short-term debt	145,000	350,000
Principal payments on short-term debt	(185,000)	-
Dividends paid on common stock	(219,744)	(184,761)
Share repurchase	(44,976)	-
Proceeds from exercise of stock options	9,233	7,837
Excess tax benefit from stock-based compensation	39,190	14,139
Payment to noncontrolling interest	-	(11,702)
Distribution to noncontrolling interest	-	(1,581)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(256,297)	173,932

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,152)	(2,489)
INCREASE IN CASH AND CASH EQUIVALENTS	32,358	14,995
Cash and cash equivalents at beginning of year	347,239	334,174
CASH AND CASH EQUIVALENTS AT END OF QUARTER	$379,597	$349,169

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

Unless otherwise noted, all prior year share amounts and per share calculations throughout this Quarterly Report on Form 10-Q have been restated to reflect the impact of this split, and to provide data on a comparable basis.  Such restatements include calculations regarding the Company’s weighted average shares, earnings per share, and dividends per share, as well as disclosures regarding the Company’s stock-based compensation plans and share repurchase activity.

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

Investments

The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans, which is included in other assets on the Consolidated Statements of Financial Position.  The securities held by the trust are classified as trading securities and consist mainly of fixed return investments.  Therefore, unrealized gains and losses associated with these investments are included in the Company’s earnings.  Securities held by the trust generated gains of $1.2 million and $2.4 million for the third quarter and nine months ended July 24, 2016, respectively, compared to losses of $0.6 million and gains of $2.4 million for the third quarter and nine months ended July 26, 2015.

Supplemental Cash Flow Information

Non-cash investment activities presented on the Consolidated Statements of Cash Flows generally consist of unrealized gains or losses on the Company’s rabbi trust.  The noted investments are included in other assets on the Consolidated Statements of Financial Position.  Changes in the value of these investments are included in the Company’s net earnings and are presented in the Consolidated Statements of Operations as interest and investment income (loss).

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

In May 2014, the FASB issued ASC 606, Revenue from Contracts with Customers.  This topic converges the guidance within U.S. generally accepted accounting principles (U.S. GAAP) and international financial reporting standards and supersedes ASC 605, Revenue Recognition.  The new standard requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services.  The new standard will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements.  On July 8, 2015, the FASB approved a one-year deferral of the effective date.  The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, and early adoption is permitted for annual reporting periods beginning after December 15, 2016.  Accordingly, the Company expects to adopt the provisions of this new accounting standard at the beginning of fiscal year 2019, and is currently assessing the impact on its consolidated financial statements with a focus on arrangements with customers.

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

In February 2016, the FASB updated the guidance within ASC 842, Leases.  The update requires lessees to put most leases on their balance sheets while recognizing expenses on their income statements in a manner similar to current U.S. GAAP.  The guidance also eliminates current real estate-specific provisions for all entities.  For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases.  The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company is currently assessing the timing and impact of adopting the updated provisions.

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

In June 2016, the FASB updated the guidance within ASC 326, Financial Instruments - Credit Losses.  The update provides guidance on the measurement of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The amendments replace the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted for all entities for fiscal years beginning after December 15, 2018, and interim periods therein.  The Company is currently assessing the timing and impact of adopting the updated provisions.

NOTE B                                               ACQUISITIONS

On May 26, 2016, the Company acquired Justin’s, LLC (Justin’s) for a preliminary purchase price of $281.7 million.  The transaction provides a cash flow benefit resulting from the amortization of the tax basis of assets, the net present value of which is approximately $70.0 million.  The purchase price is preliminary pending working capital and purchase accounting adjustments, and was funded by the Company with cash on hand and by utilizing short-term financing.  Primary assets acquired include goodwill, intangibles, and working capital.

Justin’s is a pioneer in nut butter-based snacking and this acquisition allows the Company to enhance its presence in the specialty natural and organic nut butter category, complementing the Company’s SKIPPY peanut butter products.

Operating results for this acquisition have been included in the Company’s Consolidated Statements of Operations from the date of acquisition and are reflected in the Grocery Products segment.

On July 13, 2015, the Company acquired Applegate Farms, LLC (Applegate) of Bridgewater, New Jersey for a final purchase price of $774.1 million in cash.  The purchase price was funded by the Company with cash on hand and by utilizing short-term financing.

Applegate® is the No. 1 brand in natural and organic value-added prepared meats and this acquisition will allow the Company to expand the breadth of its protein offerings to provide consumers more choice in this fast growing category.

The acquisition was accounted for as a business combination using the acquisition method.  The Company obtained an independent appraisal.  A final allocation of the purchase price to the acquired assets, liabilities, and goodwill is presented in the table below.

(in thousands)
Accounts receivable	$25,574
Inventory	22,212
Prepaid and other assets	2,987
Property, plant and equipment	3,463
Intangible assets	275,900
Goodwill	488,235
Current liabilities	(23,420)
Deferred taxes	(20,888)
Purchase price	$774,063

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

Pro forma results of operations are not presented, as neither acquisition was considered material, individually or in the aggregate, to the consolidated Company.

NOTE C                INVENTORIES

Principal components of inventories are:

(in thousands)	July 24, 2016	October 25, 2015
Finished products	$603,864	$553,298
Raw materials and work-in-process	250,431	239,174
Materials and supplies	180,012	200,793
Total	$1,034,307	$993,265

NOTE D                GOODWILL AND INTANGIBLE ASSETS

The carrying amounts of goodwill for the third quarter and nine months ended July 26, 2016, are presented in the table below.  Additions during the third quarter relate to the acquisition of Justin’s on May 26, 2016and are preliminary pending final working capital and purchase accounting adjustments.  Reductions during the third quarter are due to the sale of Diamond Crystal Brands (DCB) on May 9, 2016.  Impairment charges during the first nine months of fiscal 2016 relate to the write-down of the Company’s assets held for sale.  See additional discussion regarding the Company’s assets held for sale in Note E.  The purchase adjustments represent final purchase accounting adjustments related to the Applegate acquisition.

(in thousands)	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	International & Other	Total
Balance as of April 24, 2016	$322,421	$584,561	$203,214	$455,425	$132,749	$1,698,370
Goodwill acquired	273,853	-	-	-	-	273,853
Goodwill sold	-	-	-	(50,134)	-	(50,134)
Purchase adjustments	-	(118)	-	-	-	(118)
Balance as of July 24, 2016	$596,274	$584,443	$203,214	$405,291	$132,749	$1,921,971

(in thousands)	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	International & Other	Total
Balance as of October 25, 2015	$322,421	$584,684	$203,214	$456,416	$132,749	$1,699,484
Goodwill acquired	273,853	-	-	-	-	273,853
Goodwill sold	-	-	-	(50,134)	-	(50,134)
Purchase adjustments	-	(241)	-	-	-	(241)
Impairment charge	-	-	-	(991)	-	(991)
Balance as of July 24, 2016	$596,274	$584,443	$203,214	$405,291	$132,749	$1,921,971

The gross carrying amount and accumulated amortization for definite-lived intangible assets are presented in the table below.

(in thousands)	July 24, 2016		October 25, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists/relationships	$82,440	$(19,229)	$83,190	$(13,939)
Formulas and recipes	1,950	(1,744)	7,490	(6,865)
Proprietary software and technology	-	-	7,010	(6,901)
Other intangibles	2,120	(1,360)	2,370	(1,195)
Total	$86,510	$(22,333)	$100,060	$(28,900)

Amortization expense was $2.5 million and $6.5 million for the third quarter and nine months ended July 24, 2016, respectively, compared to $2.3 million and $6.3 million for the third quarter and nine months ended July 26, 2015.

Estimated annual amortization expense for the five fiscal years after October 25, 2015, is as follows:

(in millions)
2016	$ 8.0
2017	7.5
2018	7.0
2019	7.0
2020	6.8

The carrying amounts for indefinite-lived intangible assets are presented in the table below.  Reductions during the third quarter are due to the sale of the Company’s assets held for sale on May 9, 2016.

(in thousands)	July 24, 2016	October 25, 2015
Brands/tradenames/trademarks	$743,075	$748,075
Other intangibles	7,984	7,984
Total	$751,059	$756,059

NOTE E                ASSETS HELD FOR SALE

In fiscal year 2015, the Company began actively marketing a portion of DCB.  Through this process, the Company identified the specific assets and liabilities to be sold and allocated goodwill based on the relative fair values of the assets held for sale and the assets that will be retained by the Company.  In the second quarter of fiscal 2016, the Company entered into an agreement for the sale and recorded a $1.0 million impairment charge based on the valuation of the assets as implied by the agreed-upon sales price.  This impairment was recorded on the Company’s Consolidated Statements of Operations on the line item “Goodwill impairment charge.”  The transaction closed on May 9, 2016 resulting in proceeds, net of selling costs, of a preliminary closing price of $110.1 million, pending working capital adjustments.  DCB was reported within the Company’s Specialty Foods segment.  DCB provided approximately $260 million of net sales in fiscal 2015.  Net earnings and earnings per share were not material to the consolidated Company.

Amounts classified as assets and liabilities held for sale on October 25, 2015 were presented on the Company’s Consolidated Statement of Financial Position within their respective accounts, and include the following:

Assets held for sale (in thousands)
Current assets	$26,057
Goodwill	51,811
Intangibles	5,389
Property, plant and equipment	31,678
Total assets held for sale	$114,935

Liabilities held for sale (in thousands)
Total current liabilities held for sale	$3,191

NOTE F                PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic benefit cost for pension and other post-retirement benefit plans consists of the following:

	Pension Benefits
	Three Months Ended		Nine Months Ended
(in thousands)	July 24, 2016	July 26, 2015	July 24, 2016	July 26, 2015
Service cost	$6,645	$7,198	$20,005	$21,596
Interest cost	13,674	13,131	41,030	39,392
Expected return on plan assets	(21,716)	(22,198)	(65,071)	(66,594)
Amortization of prior service cost	(1,037)	(1,220)	(3,169)	(3,659)
Recognized actuarial loss	4,787	4,625	13,958	13,851
Curtailment gain	(4,438)	-	(4,438)	-
Net periodic cost	$(2,085)	$1,536	$2,315	$4,586

	Post-retirement Benefits
	Three Months Ended		Nine Months Ended
(in thousands)	July 24, 2016	July 26, 2015	July 24, 2016	July 26, 2015
Service cost	$317	$442	$950	$1,327
Interest cost	3,236	3,337	9,708	10,009
Amortization of prior service cost	(1,050)	(335)	(3,151)	(1,003)
Recognized actuarial loss (gain)	392	-	1,176	(1)
Net periodic cost	$2,895	$3,444	$8,683	$10,332

During the third quarter of fiscal 2016, the Company made discretionary contributions of $25.7 million to fund its pension plans, compared to discretionary contributions of $22.7 million during the third quarter of fiscal 2015.  The curtailment gain recognized in the third quarter of fiscal 2016 is due to plan amendments related to the sale of DCB.

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

Cash Flow Hedges:  The Company currently utilizes corn futures to offset the price fluctuation in the Company’s future direct grain purchases, and has historically entered into various swaps to hedge the purchases of grain at certain plant locations.  The financial instruments are designated and accounted for as cash flow hedges, and the Company measures the effectiveness of the hedges at least quarterly.  Effective gains or losses related to these cash flow hedges are reported in accumulated other comprehensive loss (AOCL) and reclassified into earnings, through cost of products sold, in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  The Company typically does not hedge its grain exposure beyond the next two upcoming fiscal years.  As of July 24, 2016, and October 25, 2015, the Company had the following outstanding commodity futures contracts that were entered into to hedge forecasted purchases:

Volume
Commodity	July 24, 2016	October 25, 2015
Corn	23.2 million bushels	20.1 million bushels

As of July 24, 2016, the Company has included in AOCL, hedging gains of $5.9 million (before tax) relating to these positions, compared to gains of $1.0 million (before tax) as of October 25, 2015.  The Company expects to recognize the majority of these gains over the next 12 months.

Fair Value Hedges:  The Company utilizes futures to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The intent of the program is to make the forward priced commodities cost nearly the same as cash market purchases at the date of delivery.  The futures contracts are designated and accounted for as fair value hedges, and the Company measures the effectiveness of the hedges at least quarterly.  Changes in the fair value of the futures contracts, along with the gain or loss on the hedged purchase commitment, are marked-to-market through earnings and are recorded on the Consolidated Statements of Financial Position as a current asset and liability, respectively.  Effective gains or losses related to these fair value hedges are recognized through cost of products sold in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  As of July 24, 2016, and October 25, 2015, the Company had the following outstanding commodity futures contracts designated as fair value hedges:

Volume
Commodity	July 24, 2016	October 25, 2015
Corn	5.9 million bushels	5.3 million bushels
Lean hogs	0.3 million cwt	0.4 million cwt

Other Derivatives:  The Company holds certain futures and options contract positions as part of a merchandising program and to manage the Company’s exposure to fluctuations in commodity markets.  The Company has not applied hedge accounting to these positions.

As of July 24, 2016, and October 25, 2015, the Company had the following outstanding futures related to these programs:

Volume
Commodity	July 24, 2016	October 25, 2015
Corn	4.8 million bushels	2.6 million bushels
Soybean meal	15,200 tons	11,500 tons

Fair Values:  The fair values of the Company’s derivative instruments (in thousands) as of July 24, 2016, and October 25, 2015, were as follows:

		Fair Value (1)
	Location on Consolidated Statements of Financial Position	July 24, 2016	October 25, 2015
Asset Derivatives:
Derivatives Designated as Hedges:
Commodity contracts	Other current assets	$(2,495)	$305

Derivatives Not Designated as Hedges:
Commodity contracts	Other current assets	(93)	248

Total Asset Derivatives		$(2,588)	$553

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

Derivative Gains and Losses:  Gains or losses (before tax, in thousands) related to the Company’s derivative instruments for the third quarter ended July 24, 2016, and July 26, 2015, were as follows:

	Gain/(Loss) Recognized in AOCL (Effective Portion) (1)		Location on Consolidated Statements of Operations	Gain/(Loss) Reclassified from AOCL into Earnings (Effective Portion) (1)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (4)
	Three Months Ended			Three Months Ended		Three Months Ended
Cash Flow Hedges:	July 24, 2016	July 26, 2015		July 24, 2016	July 26, 2015	July 24, 2016	July 26, 2015
Commodity contracts	$7,702	$8,184	Cost of products sold	$(346)	$(3,330)	$(14,277)	$(6,127)

			Location on Consolidated Statements of Operations	Gain/(Loss) Recognized in Earnings (Effective Portion) (3)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (5)
				Three Months Ended		Three Months Ended
				July 24,	July 26,	July 24,	July 26,
Fair Value Hedges:				2016	2015	2016	2015
Commodity contracts			Cost of products sold	$(1)	$(1,727)	$4,658	$2,221

			Location on Consolidated Statements of Operations	Gain/(Loss) Recognized in Earnings
				Three Months Ended
Derivatives Not Designated as Hedges:				July 24, 2016	July 26, 2015
Commodity contracts			Cost of products sold	$(244)	$310

Derivative Gains and Losses:  Gains or losses (before tax, in thousands) related to the Company’s derivative instruments for the nine months ended July 24, 2016, and July 26, 2015, were as follows:

	Gain/(Loss) Recognized in AOCL (Effective Portion) (1)		Location on Consolidated Statements of Operations	Gain/(Loss) Reclassified from AOCL into Earnings (Effective Portion) (1)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (4)
	Nine Months Ended			Nine Months Ended		Nine Months Ended
Cash Flow Hedges:	July 24, 2016	July 26, 2015		July 24, 2016	July 26, 2015	July 24, 2016	July 26, 2015
Commodity contracts	$3,234	$6,814	Cost of products sold	$(1,690)	$(10,414)	$(14,255)	$(6,127)
			Location on Consolidated Statements of Operations	Gain/(Loss) Recognized in Earnings (Effective Portion) (3)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (5)
				Nine Months Ended		Nine Months Ended
Fair Value Hedges:				July 24, 2016	July 26, 2015	July 24, 2016	July 26, 2015
Commodity contracts			Cost of products sold	$1,905	$(5,664)	$4,419	$2,314

			Location on Consolidated Statements of Operations	Gain/(Loss) Recognized in Earnings
Nine Months Ended
Derivatives Not Designated as Hedges:				July 24, 2016	July 26, 2015
Commodity contracts			Cost of products sold	$(674)	$175

(1)  Amounts represent gains or losses in AOCL before tax.  See Note I “Accumulated Other Comprehensive Loss” or the Consolidated

Statements of Comprehensive Income for the after-tax impact of these gains or losses on net earnings.

(2)  There were no gains or losses excluded from the assessment of hedge effectiveness during the third quarter or first nine months.  During the third quarter, due to market volatility the Company temporarily suspended the use of the special hedge accounting exemption for its Jennie-O Turkey Store corn futures contracts.  During the time of suspension, all gains or losses related to these contracts were recognized as ineffectiveness in earnings as incurred.

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

Investments in and receivables from affiliates consists of the following:

(in thousands)	Segment	% Owned	July 24, 2016	October 25, 2015
MegaMex Foods, LLC	Grocery Products	50%	$194,340	$200,110
Foreign Joint Ventures	International & Other	Various (26-40%)	62,721	58,888
Total			$257,061	$258,998

Equity in earnings of affiliates consists of the following:

		Three Months Ended		Nine Months Ended
(in thousands)	Segment	July 24, 2016	July 26, 2015	July 24, 2016	July 26, 2015
MegaMex Foods, LLC	Grocery Products	$5,039	$4,928	$20,812	$20,142
Foreign Joint Ventures	International & Other	1,342	1,468	6,637	(4,212)
Total		$6,381	$6,396	$27,449	$15,930

Dividends received from affiliates for the three and nine months ended July 24, 2016, were $10.0 million and $24.5 million, respectively, compared to $27.3 million and $37.3 million dividends received for the three and nine months ended July 26, 2015.  Equity in earnings in the first nine months of fiscal 2015 included nonrecurring charges related to the exit from international joint venture businesses.

The Company recognized a basis difference of $21.3 million associated with the formation of MegaMex Foods, LLC, of which $15.5 million is remaining as of July 24, 2016.  This difference is being amortized through equity in earnings of affiliates.

NOTE I                                                   ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss are as follows:

(in thousands)	Foreign Currency Translation	Pension & Other Benefits		Deferred Gain (Loss) - Hedging		Accumulated Other Comprehensive Loss
Balance at April 24, 2016	$(621)	$(223,726)		$(1,319)		$(225,666)
Unrecognized gains (losses):
Gross	(2,877)	-		7,702		4,825
Tax effect	-	-		(2,901)		(2,901)
Reclassification into net earnings:
Gross	-	(1,346)	(1)	346	(2)	(1,000)
Tax effect	-	511		(130)		381
Net of tax amount	(2,877)	(835)		5,017		1,305
Balance at July 24, 2016	$(3,498)	$(224,561)		$3,698		$(224,361)

(in thousands)	Foreign Currency Translation	Pension & Other Benefits		Deferred Gain (Loss) - Hedging		Accumulated Other Comprehensive Loss
Balance at October 25, 2015	$969	$(227,266)		$629		$(225,668)
Unrecognized gains (losses):
Gross	(4,467)	(16)		3,234		(1,249)
Tax effect	-	5		(1,219)		(1,214)
Reclassification into net earnings:
Gross	-	4,376	(1)	1,690	(2)	6,066
Tax effect	-	(1,660)		(636)		(2,296)
Net of tax amount	(4,467)	2,705		3,069		1,307
Balance at July 24, 2016	$(3,498)	$(224,561)		$3,698		$(224,361)

(1)                                  Included in the computation of net periodic cost (see Note F “Pension and Other Post-Retirement Benefits” for additional details).

(2)                                  Included in cost of products sold in the Consolidated Statements of Operations.

NOTE J                                                 INCOME TAXES

The amount of unrecognized tax benefits, including interest and penalties, at July 24, 2016, recorded in other long-term liabilities was $28.3 million, of which $18.4 million would impact the Company’s effective tax rate if recognized.  The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense, with $0.1 million expense and $0.3 million benefit included in the third quarter and first nine months, respectively, of fiscal 2016.  The amount of accrued interest and penalties at July 24, 2016, associated with unrecognized tax benefits was $3.0 million.

The Company is regularly audited by federal and state taxing authorities.  The United States Internal Revenue Service (I.R.S.) concluded their examination of fiscal years 2013 and 2014 in the third quarter of fiscal 2016.  The Company has elected to participate in the Compliance Assurance Process (CAP) for fiscal years 2015 and 2016.  The objective of CAP is to contemporaneously work with the I.R.S. to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return.  The Company may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time.

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

A reconciliation of the number of options outstanding and exercisable (in thousands) as of July 24, 2016, and changes during the nine months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 25, 2015	34,397	$ 13.83
Granted	2,128	38.31
Exercised	3,655	9.56
Forfeited	24	22.88
Outstanding at July 24, 2016	32,846	$ 15.89	4.9 years	$ 692,459
Exercisable at July 24, 2016	25,959	$ 12.77	4.1 years	$ 625,760

The weighted-average grant date fair value of stock options granted and the total intrinsic value of options exercised (in thousands) during the third quarter and first nine months of fiscal years 2016 and 2015, are as follows:

	Three Months Ended		Nine Months Ended
	July 24, 2016	July 26, 2015	July 24, 2016	July 26, 2015
Weighted-average grant date fair value	$7.46	$5.06	$7.82	$4.92
Intrinsic value of exercised options	$7,895	$10,223	$111,111	$42,824

The fair value of each option award is calculated on the date of grant using the Black-Scholes valuation model utilizing the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	July 24, 2016	July 26, 2015	July 24, 2016	July 26, 2015
Risk-free interest rate	1.9%	1.9%	2.1%	2.1%
Dividend yield	1.5%	1.8%	1.5%	1.9%
Stock price volatility	19.0%	19.0%	19.0%	19.0%
Expected option life	8 years	8 years	8 years	8 years

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

The Company’s nonvested shares granted on or before September 26, 2010, vest after five years or upon retirement.  Nonvested shares granted between September 27, 2010, and July 27, 2014, vest after one year.  Nonvested shares granted on or after July 28, 2014, vest on the earlier of the day before the Company’s next annual meeting date or one year.  A reconciliation of the nonvested shares (in thousands) as of July 24, 2016, and changes during the nine months then ended, is as follows:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at October 25, 2015	74	$25.87
Granted	47	41.01
Vested	74	25.87
Nonvested at July 24, 2016	47	$41.01

The weighted-average grant date fair value of nonvested shares granted, the total fair value (in thousands) of nonvested shares granted, and the fair value (in thousands) of shares that have vested during the first nine months of fiscal years 2016 and 2015, are as follows:

	Nine Months Ended
	July 24, 2016	July 26, 2015
Weighted-average grant date fair value	$41.01	$25.87
Fair value of nonvested shares granted	$1,920	$1,920
Fair value of shares vested	$1,920	$2,347

Stock-based compensation expense, along with the related income tax benefit, for the third quarter and first nine months of fiscal years 2016 and 2015 is presented in the table below.

	Three Months Ended		Nine Months Ended
(in thousands)	July 24, 2016	July 26, 2015	July 24, 2016	July 26, 2015
Stock-based compensation expense recognized	$1,913	$1,711	$16,091	$14,260
Income tax benefit recognized	(726)	(649)	(6,105)	(5,414)
After-tax stock-based compensation expense	$1,187	$1,062	$9,986	$8,846

At July 24, 2016, there was $11.6 million of total unrecognized compensation expense from stock-based compensation arrangements granted under the plans.  This compensation is expected to be recognized over a weighted-average period of approximately 2.7 years.  During the third quarter and nine months ended July 24, 2016, cash received from stock option exercises was $0.8 million and $9.2 million, respectively, compared to $1.8 million and $7.8 million for the third quarter and nine months ended July 26, 2015.  The total tax benefit to be realized for tax deductions from these option exercises for the third quarter and nine months ended July 24, 2016, was $3.0 million and $42.2 million, respectively, compared to $3.9 million and $16.3 million in the comparable periods of fiscal 2015.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of July 24, 2016, and October 25, 2015, and their level within the fair value hierarchy, are presented in the tables below.

	Fair Value Measurements at July 24, 2016
(in thousands)	Fair Value at July 24, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Cash and cash equivalents (1)	$379,597	$379,597	$-	$-
Other trading securities (2)	122,082	40,214	81,868	-
Commodity derivatives (3)	5,230	5,230	-	-
Total Assets at Fair Value	$506,909	$425,041	$81,868	$-

Liabilities at Fair Value:
Deferred compensation (2)	$57,051	$26,567	$30,484	$-
Total Liabilities at Fair Value	$57,051	$26,567	$30,484	$-

	Fair Value Measurements at October 25, 2015
(in thousands)	Fair Value at October 25, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Cash and cash equivalents (1)	$347,239	$347,239	$-	$-
Other trading securities (2)	119,668	39,329	80,339	-
Commodity derivatives (3)	6,485	6,485	-	-
Total Assets at Fair Value	$473,392	$393,053	$80,339	$-

Liabilities at Fair Value:
Deferred compensation (2)	$57,869	$25,272	$32,597	$-
Total Liabilities at Fair Value	$57,869	$25,272	$32,597	$-

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

(2)                                  The Company holds trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans.  The rabbi trust is included in other assets on the Consolidated Statements of Financial Position and is valued based on the underlying fair value of each fund held by the trust.  A majority of the funds held related to the supplemental executive retirement plans have been invested in fixed income funds managed by a third party.  The declared rate on these funds is set based on a formula using the yield of the general account investment portfolio that supports the fund, adjusted for expenses and other charges.  The rate is guaranteed for one year at issue, and may be reset annually on the policy anniversary, subject to a guaranteed minimum rate.  As the value is based on adjusted market rates, and the fixed rate is only reset on an annual basis, these funds are classified as Level 2.  The remaining funds held are also managed by a third party, and include equity securities, money market accounts, bond funds, or other portfolios for which there is an active quoted market.  Therefore, these securities are classified as Level 1.  The related deferred compensation liabilities are included in other long-term liabilities on the Consolidated Statements of Financial Position and are valued based on the underlying investment selections held in each participant’s account.  Investment options generally mirror those funds held by the rabbi trust, for which there is an active quoted market.  Therefore, these investment balances are classified as Level 1.  The Company also offers a fixed rate investment option to participants.  The rate earned on these investments is adjusted annually based on a specified percentage of the United States Internal Revenue Service ( I.R.S.) Applicable Federal Rates in effect and therefore, these balances are classified as Level 2.

(3)                                  The Company’s commodity derivatives represent futures contracts used in its hedging or other programs to offset price fluctuations associated with purchases of corn, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The Company’s futures contracts for corn are traded on the Chicago Board of Trade, while futures contracts for lean hogs are traded on the Chicago Mercantile Exchange.  These are active markets with quoted prices available and therefore, these contracts are classified as Level 1.  All derivatives are reviewed for potential credit risk and risk of nonperformance.  The Company nets the derivative assets and liabilities for each of its hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract.  The net balance for each program is included in other current assets or accounts payable, as appropriate, in the Consolidated Statements of Financial Position.  As of July 24, 2016, the Company has recognized the right to reclaim net cash collateral of $7.8 million from various counterparties (including $3.8 million of cash and $4.0 million of realized gains on closed positions).  As of October 25, 2015, the Company had recognized the right to reclaim net cash collateral of $2.3 million from various counterparties (including $13.7 million of cash less $11.4 million of realized losses on closed positions).

The Company’s financial assets and liabilities also include accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value.  The Company does not carry its long-term debt at fair value in its Consolidated Statements of Financial Position.  Based on borrowing rates available to the Company for long-term financing with similar terms and average maturities, the fair value of long-term debt, utilizing discounted cash flows (Level 2), was $280.7 million as of July 24, 2016, and $268.4 million as of October 25, 2015.

In accordance with the provisions of ASC 820, the Company also measures certain nonfinancial assets and liabilities at fair value that are recognized or disclosed on a nonrecurring basis (e.g. goodwill, intangible assets, and property, plant and equipment).  During the second quarter of fiscal year 2016, a $1.0 million goodwill impairment charge was recorded for the portion of DCB assets held for sale which was based on the valuation of these assets as implied by the agreed-upon sales price.  See additional discussion regarding the Company’s assets held for sale in Note E.  During the nine months ended July 24, 2016, and July 26, 2015, there were no other remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

NOTE M                                            EARNINGS PER SHARE DATA

The reported net earnings attributable to the Company were used when computing basic and diluted earnings per share.  The following table sets forth the shares used as the denominator for those computations:

	Three Months Ended		Nine Months Ended
(in thousands)	July 24, 2016	July 26, 2015	July 24, 2016	July 26, 2015
Basic weighted-average shares outstanding	529,660	528,516	529,473	527,975
Dilutive potential common shares	12,503	12,688	13,417	12,763
Diluted weighted-average shares outstanding	542,163	541,204	542,890	540,738

For the third quarter and nine months ended July 24, 2016, 1.8 million and 0.9 million weighted-average stock options, respectively, were not included in the computation of dilutive potential common shares since their inclusion would have had an antidilutive effect on earnings per share, compared to twenty-four thousand and 1.2 million for the third quarter and nine months ended July 26, 2015.

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

The Refrigerated Foods segment consists primarily of the processing, marketing, and sale of branded and unbranded pork and beef products for retail, foodservice, and fresh product customers.  This segment includes the results of Applegate and Affiliated Foods.

The Jennie-O Turkey Store segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for retail, foodservice, and fresh product customers.

The Specialty Foods segment consists of the packaging and sale of private label shelf-stable and nutritional products to industrial, retail, and foodservice customers.  This segment included the portion of DCB classified as held for sale at the end of fiscal 2015 through the date of sale on May 9, 2016.  See additional discussion regarding the Company’s assets held for sale in Note E.

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

	Three Months Ended		Nine Months Ended
(in thousands)	July 24, 2016	July 26, 2015	July 24, 2016	July 26, 2015
Sales to Unaffiliated Customers
Grocery Products	$399,342	$388,094	$1,193,032	$1,195,110
Refrigerated Foods	1,155,297	1,056,125	3,409,897	3,222,851
Jennie-O Turkey Store	403,953	336,533	1,199,559	1,215,464
Specialty Foods	212,197	282,774	722,460	833,472
International & Other	131,587	125,061	370,335	396,108
Total	$2,302,376	$2,188,587	$6,895,283	$6,863,005

Intersegment Sales
Grocery Products	$-	$-	$-	$-
Refrigerated Foods	1,648	2,440	7,635	10,183
Jennie-O Turkey Store	27,921	27,241	88,604	99,023
Specialty Foods	8	18	17	64
International & Other	-	-	-	-
Total	$29,577	$29,699	$96,256	$109,270
Intersegment elimination	(29,577)	(29,699)	(96,256)	(109,270)
Total	$-	$-	$-	$-

Net Sales
Grocery Products	$399,342	$388,094	$1,193,032	$1,195,110
Refrigerated Foods	1,156,945	1,058,565	3,417,532	3,233,034
Jennie-O Turkey Store	431,874	363,774	1,288,163	1,314,487
Specialty Foods	212,205	282,792	722,477	833,536
International & Other	131,587	125,061	370,335	396,108
Intersegment elimination	(29,577)	(29,699)	(96,256)	(109,270)
Total	$2,302,376	$2,188,587	$6,895,283	$6,863,005

Segment Operating Profit
Grocery Products	$53,344	$53,108	$185,727	$149,810
Refrigerated Foods	120,702	97,692	417,612	313,681
Jennie-O Turkey Store	56,147	35,374	237,128	202,990
Specialty Foods	27,089	31,190	90,735	70,910
International & Other	20,308	19,251	58,839	55,018
Total segment operating profit	$277,590	$236,615	$990,041	$792,409

Net interest and investment expense (income)	673	2,941	5,663	6,836
General corporate expense	2,922	5,473	32,111	18,550
Noncontrolling interest	122	18	215	964

Earnings before income taxes	$274,117	$228,219	$952,482	$767,987

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

The Company reported net earnings per diluted share of $0.36 for the third quarter of fiscal 2016, compared to $0.27 per diluted share in the third quarter of fiscal 2015.  Significant factors impacting the quarter were:

•                  The Company delivered record results, with three of the Company’s five segments delivering volume, sales, and earnings growth.

•                  The Refrigerated Foods segment delivered robust segment profit gains driven by the inclusion of the Applegate business, favorable market conditions, and growth in value-added products.

•                  Jennie-O Turkey Store (JOTS) returned to growth following the recovery from the Highly Pathogenic Avian Influenza (HPAI) outbreak in fiscal 2015.

•                  International & Other segment profit rose on improved export results of fresh pork, SKIPPY peanut butter, and the SPAM family of products.

•                  Grocery Products segment profit was flat due to an increase in advertising and transaction costs related to the Justin’s, LLC (Justin’s) acquisition.

•                  Specialty Foods segment profit decreased primarily due to the divestiture of the Diamond Crystal Brands (DCB) business.

Consolidated Results

Net earnings and diluted earnings per share

	Three Months			Nine Months
(in millions, except per share amounts)	July 24, 2016	July 26, 2015	% Change	July 24, 2016	July 26, 2015(2)	% Change
Net earnings	$195.7	146.9	33.2	$646.1	498.9	29.5
Diluted earnings per share	0.36	0.27	33.3	1.19	0.92	29.3
Adjusted(1) net earnings				646.1	514.5	25.6
Adjusted(1) diluted earnings per share				1.19	0.95	25.3

(1)Adjusted net earnings and diluted net earnings per share exclude nonrecurring charges relating to the closure of the Stockton, California, manufacturing facility and the exit from international joint venture businesses in the first quarter of fiscal 2015.  The following table shows the calculations to reconcile from the non-GAAP adjusted measures to the GAAP measures.

(2)The first nine months of fiscal 2015 contained non-GAAP adjusted financial measurements and are presented to provide investors additional information to facilitate the comparison of past and present operations.  The non-GAAP adjusted financial measurements are used for internal purposes to evaluate the results of operations and to measure a component of certain employee incentive plans in fiscal 2015.  Non-GAAP measurements are not intended to be a substitute for U.S. GAAP measurements in analyzing financial performance.  These non-GAAP measurements are not in accordance with generally accepted accounting principles and may be different from non-GAAP measures used by other companies.

Nine Months Ended July 24, 2016

(in thousands, except per share amounts)	2016 Earnings	2015 Non- GAAP Adjusted Earnings	Stockton Plant Closure	International Business Exit	2015 GAAP Earnings
Grocery Products	$185,727	$160,336	$(10,526)	$-	$149,810
Refrigerated Foods	417,612	313,681	-	-	313,681
Jennie-O Turkey Store	237,128	202,990	-	-	202,990
Specialty Foods	90,735	70,910	-	-	70,910
International & Other	58,839	64,564	-	(9,546)	55,018
Total segment operating profit	990,041	812,481	(10,526)	(9,546)	792,409
Net interest & investment expense	(5,663)	(6,836)	-	-	(6,836)
General corporate expense	(32,111)	(18,550)	-	-	(18,550)
Earnings before income taxes	952,267	787,095	(10,526)	(9,546)	767,023
Income taxes	(306,155)	(272,621)	3,685	770	(268,166)
Net earnings attributable to Hormel Foods Corporation	$646,112	$514,474	$(6,841)	$(8,776)	$498,857

Diluted net earnings per share*	$1.19	$0.95	$(0.02)	$(0.02)	$0.92

*Earnings per share does not sum across due to rounding.

Net sales

	Three Months Ended			Nine Months Ended
(in millions)	July 24, 2016	July 26, 2015	% Change	July 24, 2016	July 26, 2015	% Change
Net sales	$2,302	$2,189	5.2	$6,895	$6,863	0.5
Tonnage (lbs.)	1,220	1,206	1.2	3,771	3,801	(0.8)

Net sales were enhanced by the addition of Applegate in the Refrigerated Foods segment and Justin’s in the Grocery Products segment.

JOTS posted strong net sales performance as production volumes returned to normalized levels during the third quarter of fiscal 2016.  Refrigerated Foods and Grocery Products experienced strong value-added product sales.  Specialty Foods sales were negatively impacted by the divestiture of DCB.  Pork export sales improved in the International & Other segment and contributed to the sales gains in the third quarter.  For the first nine months of fiscal 2016, net sales were impacted by lower turkey volumes at JOTS due to the lingering effects of HPAI in the first half of the year along with softer export demand in the International & Other segment.

Cost of products sold

	Three Months Ended			Nine Months Ended
(in millions)	July 24, 2016	July 26, 2015	% Change	July 24, 2016	July 26, 2015	% Change
Cost of products sold	$1,827	$1,779	2.7	$5,336	$5,549	(3.8)

The increase in cost of products sold for the third quarter of fiscal 2016 is primarily a result of higher sales volumes of JOTS products.  JOTS sales volumes declined in fiscal 2015 as HPAI significantly impacted the availability of raw materials.  In addition, JOTS incurred a $9.6 million mark-to-market loss on hedging in the third quarter of fiscal 2016.  Higher pork costs in China resulted in higher cost of products sold in the third quarter.  For the first nine months of fiscal 2016, cost of products sold decreased due to lower pork input costs for the Refrigerated Foods and Grocery Products segments along with lower grain costs for JOTS and favorable input costs for Specialty Foods.  In the first quarter of fiscal 2015 charges totaling $10.5 million were recognized for the closure of the Stockton, California manufacturing facility.

Gross profit

	Three Months Ended			Nine Months Ended
(in millions)	July 24, 2016	July 26, 2015	% Change	July 24, 2016	July 26, 2015	% Change
Gross profit	$475.3	$409.4	16.1	$1,559.7	$1,313.6	18.7
Percentage of net sales	20.6%	18.7%		22.6%	19.1%

Higher margins from JOTS, Refrigerated Foods, Grocery Products, and the International & Other segments in the third quarter of fiscal 2016 offset lower results in the Specialty Foods segment.  The improved gross profit for JOTS is the result of strong net sales results following the recovery of HPAI.  Margins in the Refrigerated Foods segment were driven by favorable market conditions and value-added sales growth.  These gains offset overall lower sales in Specialty Foods due to the disposition of DCB. For the first nine months of fiscal 2016, strong value-added sales results across the Company’s segments boosted margins.

The Company expects continued favorable market conditions and growth in value-added products for Refrigerated Foods, JOTS, and Grocery Products moving into the fourth quarter.  After returning to more normalized production levels, JOTS remains focused on gaining back distribution lost during the HPAI outbreak and is positioned to deliver profit growth in the fourth quarter of fiscal 2016.  The International & Other segment expects positive momentum to continue in key export categories, including SPAM, SKIPPY, and pork. The Specialty Foods segment is not expected to show year-over-year increases in sales and profits as a result of the divestiture of DCB.

Selling, general and administrative (SG&A)

	Three Months Ended			Nine Months Ended
(in millions)	July 24, 2016	July 26, 2015	% Change	July 24, 2016	July 26, 2015	% Change
SG&A	$206.9	$184.6	12.1	$628.0	$554.7	13.2
Percentage of net sales	9.0%	8.4%		9.1%	8.1%

For the third quarter of fiscal 2016, SG&A expenses increased primarily on higher advertising expense to support and strengthen the Company’s brands and the inclusion of Applegate and Justin’s expenses.

Equity in earnings of affiliates

	Three Months Ended			Nine Months Ended
(in millions)	July 24, 2016	July 26, 2015	% Change	July 24, 2016	July 26, 2015	% Change
Equity in earnings of affiliates	$6.4	$6.4	(0.0)	$27.4	$15.9	72.3

The improved results for the first nine months of fiscal 2016 reflect the comparison to the prior year as pre-tax charges associated with the exit from international joint venture businesses totaling $9.5 million impacted the first quarter of fiscal 2015.

Effective tax rate

	Three Months Ended		Nine Months Ended
	July 24, 2016	July 26, 2015	July 24, 2016	July 26, 2015
Effective tax rate	28.6%	35.6%	32.1%	34.9%

The effective tax rate for the third quarter of fiscal 2016 benefitted from favorable discrete tax events primarily related to international entity restructuring.  The Company expects a full-year effective tax rate between 32.0 and 32.5 percent for fiscal 2016.

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

	Three Months Ended			Nine Months Ended
(in thousands)	July 24, 2016	July 26, 2015	% Change	July 24, 2016	July 26, 2015	% Change
Net Sales
Grocery Products	$399,342	$388,094	2.9	$1,193,032	$1,195,110	(0.2)
Refrigerated Foods	1,155,297	1,056,125	9.4	3,409,897	3,222,851	5.8
Jennie-O Turkey Store	403,953	336,533	20.0	1,199,559	1,215,464	(1.3)
Specialty Foods	212,197	282,774	(25.0)	722,460	833,472	(13.3)
International & Other	131,587	125,061	5.2	370,335	396,108	(6.5)
Total	$2,302,376	$2,188,587	5.2	$6,895,283	$6,863,005	0.5

Segment Operating Profit
Grocery Products	$53,344	$53,108	0.4	$185,727	$149,810	24.0
Refrigerated Foods	120,702	97,692	23.6	417,612	313,681	33.1
Jennie-O Turkey Store	56,147	35,374	58.7	237,128	202,990	16.8
Specialty Foods	27,089	31,190	(13.1)	90,735	70,910	28.0
International & Other	20,308	19,251	5.5	58,839	55,018	6.9
Total segment operating profit	$277,590	$236,615	17.3	$990,041	$792,409	24.9
Net interest and investment expense (income)	673	2,941	(77.1)	5,663	6,836	(17.2)
General corporate expense	2,922	5,473	(46.6)	32,111	18,550	73.1
Noncontrolling interest	122	18	577.8	215	964	(77.7)

Earnings before income taxes	$274,117	$228,219	20.1	$952,482	$767,987	24.0

Grocery Products

Results for the Grocery Products segment for the third quarter and first nine months compared to the prior year are as follows:

	Three Months Ended			Nine Months Ended
(in thousands)	July 24, 2016	July 26, 2015	% Change	July 24, 2016	July 26, 2015	% Change
Net sales	$399,342	$388,094	2.9	$1,193,032	$1,195,110	(0.2)
Tonnage (lbs.)	210,877	209,770	0.5	647,816	660,565	(1.9)
Segment profit	$53,344	$53,108	0.4	$185,727	$149,810	24.0

Sales increased for the third quarter of fiscal 2016 aided by the inclusion of Justin’s products in addition to increases in the SPAM family of products, SKIPPY peanut butter, and Wholly Guacamole dips.  For the first nine months, lower sales of Hormel Compleats microwave meals contributed to the net sales decline.

Segment profit results for the third quarter benefitted from the net sales growth noted above, but were offset by increased advertising expenses and transaction costs related to the Justin’s acquisition.  Charges totaling $10.5 million related to the closure of the Stockton, California manufacturing facility impacted the first quarter of fiscal 2015 aiding the year-over-year comparison.

The Company anticipates strong sales growth in the fourth quarter driven by the inclusion of Justin’s and positive momentum in SKIPPY peanut butter products and Wholly Guacamole dips.

Refrigerated Foods

Results for the Refrigerated Foods segment for the third quarter and first nine months compared to the prior year are as follows:

	Three Months Ended			Nine Months Ended
(in thousands)	July 24, 2016	July 26, 2015	% Change	July 24, 2016	July 26, 2015	% Change
Net sales	$1,155,297	$1,056,125	9.4	$3,409,897	$3,222,851	5.8
Tonnage (lbs.)	596,389	579,925	2.8	1,834,852	1,766,947	3.8
Segment profit	$120,702	$97,692	23.6	$417,612	$313,681	33.1

Sales increased on continued success in many of the Company’s value-added products for both the third quarter and first nine months of fiscal 2016.  Foodservice sales of Hormel Bacon 1 fully cooked bacon, Old Smokehouse bacon, and Hormel Fire Braised meats showed continued robust growth in fiscal 2016.  Retail sales of Hormel Natural Choice lunchmeat experienced growth in both the third quarter and first nine months of fiscal 2016.

Segment profit results in both the third quarter and first nine months of fiscal 2016 benefitted from the addition of the Applegate business, favorable market conditions, and strong results from the Company’s foodservice business.  In addition, prior year results included $8.6 million of transaction costs related to the Applegate acquisition in the third quarter of fiscal 2015.

Looking ahead into the fourth quarter, the Company expects Refrigerated Foods to continue growing sales and earnings through increases in value-added products.

Jennie-O Turkey Store

Results for the JOTS segment for the third quarter and first nine months compared to the prior year are as follows:

	Three Months Ended			Nine Months Ended
(in thousands)	July 24, 2016	July 26, 2015	% Change	July 24, 2016	July 26, 2015	% Change
Net sales	$403,953	$336,533	20.0	$1,199,559	$1,215,464	(1.3)
Tonnage (lbs.)	215,447	167,533	28.6	610,486	627,890	(2.8)
Segment profit	$56,147	$35,374	58.7	$237,128	$202,990	16.8

Net sales in the third quarter of fiscal 2016 were strong as production volumes returned to normalized levels following the recovery from HPAI.  Jennie-O value-added foodservice and deli products contributed to sales growth during the third quarter of fiscal 2016.  Retail sales of Jennie-O turkey bacon also experienced growth in the third quarter.  The reduction in net sales for the first nine months of fiscal 2016 reflects the lingering effects of the HPAI outbreak, as flocks lost in fiscal 2015 created shortfalls in operations and sales in the first half of fiscal 2016.

The substantial increase in segment profit results for the third quarter is largely attributed to the comparison to last year’s results impacted by HPAI. Additionally, favorable input costs in fiscal 2016 have provided benefits for both the third quarter and first nine months of fiscal year 2016.  Third quarter results also reflect a $9.6 million mark-to-market loss on hedges.

JOTS is positioned to show strong sales and earnings growth in the fourth quarter and is focused on regaining distribution lost during the HPAI outbreak last year.  Lower grain input costs should be a benefit in the fourth quarter.  In addition, the “Make the Switch” advertising campaign will continue through October and is expected to drive growth in the business.

Specialty Foods

Results for the Specialty Foods segment for the third quarter and first nine months compared to the prior year are as follows:

	Three Months Ended			Nine Months Ended
(in thousands)	July 24, 2016	July 26, 2015	% Change	July 24, 2016	July 26, 2015	% Change
Net sales	$212,197	$282,774	(25.0)	$722,460	$833,472	(13.3)
Tonnage (lbs.)	120,487	178,416	(32.5)	456,214	524,326	(13.0)
Segment profit	$27,089	$31,190	(13.1)	$90,735	$70,910	28.0

The divestiture of DCB during the third quarter of fiscal 2016 was the primary contributor to lower sales.  Increased sales of Muscle Milk protein products were not able to offset reduced contract packaging sales resulting in sales declines in both the third quarter and first nine months of fiscal 2016.

Segment profit for the third quarter of fiscal 2016 declined primarily due to the divestiture of DCB and reductions in contract manufacturing sales.  For the first nine months of fiscal 2016, operational synergies within the CytoSport and Century Foods supply chain drove segment profit growth.

The Company expects Specialty Foods to continue to deliver increased sales of Muscle Milk protein products with the recent addition of many new innovative products, but is not expected to achieve year-over-year increases in segment sales and earnings in the fourth quarter as a result of the divestiture of DCB.

International & Other

Results for the International & Other segment for the third quarter and first nine months compared to the prior year are as follows:

	Three Months Ended			Nine Months Ended
(in thousands)	July 24, 2016	July 26, 2015	% Change	July 24, 2016	July 26, 2015	% Change
Net sales	$131,587	$125,061	5.2	$370,335	$396,108	(6.5)
Tonnage (lbs.)	77,235	70,209	10.0	221,673	221,468	0.1
Segment profit	$20,308	$19,251	5.5	$58,839	$55,018	6.9

Strong exports of fresh pork, SKIPPY peanut butter, and SPAM luncheon meats all contributed to increased sales in the third quarter of fiscal 2016.  Sales growth of SKIPPY peanut butter for the Company’s China operations offset declines in processed meats.  Results for the first nine months of fiscal 2016 were impacted by overall challenging market conditions experienced in the first half of the year.

Segment profit results for the third quarter of fiscal 2016 reflect the stronger export sales noted above compared to the prior year.  Stronger equity in earnings results also provided a benefit to the first nine months compared to fiscal 2015.  Royalties declined for both the third quarter and first nine months of fiscal 2016.  Fiscal 2015 included charges of $9.5 million related to the exit from international joint venture businesses, which led to the improved profit comparison for the first nine months.

Entering the fourth quarter, the Company expects positive momentum to continue in key export categories, including SPAM luncheon meat and SKIPPY peanut butter products.  The Company’s China operations will continue to be challenged with higher raw material costs and soft demand in the retail meat business through the remainder of fiscal 2016, but growth in SKIPPY peanut butter products should provide a benefit.

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

	Three Months Ended		Nine Months Ended
(in millions)	July 24, 2016	July 26, 2015	July 24, 2016	July 26, 2015
Net interest and investment expense (income)	$0.7	$2.9	$5.7	$6.8
Interest expense	3.1	3.1	9.6	9.3
General corporate expense	2.9	5.5	32.1	18.6
Noncontrolling interest earnings	0.1	0.0	0.2	1.0

Lower employee-related costs contributed to the decreased expense for the third quarter.  For the first nine months of fiscal 2016, the increased expense was due to increased legal reserves and higher employee-related expenses in the first half of the year.  The prior year results for the first nine months also included gains on the miscellaneous sale of assets and sales and use tax refunds.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions that was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 25, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $379.6 million at the end of the third quarter of fiscal year 2016 compared to $349.2 million at the end of the comparable fiscal 2015 period.

Cash provided by operating activities was $621.7 million in the first nine months of fiscal 2016 compared to $690.2 million in the same period of fiscal 2015.   Increased earnings in the first nine months of fiscal 2016 were offset by overall unfavorable changes in working capital.

Cash used in investing activities was $327.9 million in the first nine months of fiscal 2016 compared to $846.7 million in the comparable quarter of fiscal 2015.  The first nine months of fiscal 2016 include $281.7 million used to purchase Justin’s, partially offset by $110.1 million provided by the divestiture of DCB.  The first nine months of 2015 include $771.8 million used to purchase Applegate.  Capital expenditures in the first nine months of fiscal 2016 have increased to $165.8 million from $96.8 million in the comparable nine months of fiscal 2015.  The Company currently estimates its fiscal 2016 capital expenditures will be approximately $250.0 million.

Cash used in financing activities was $256.3 million in the first nine months of fiscal 2016 compared to cash provided by financing activities of $173.9 million in the same period of fiscal 2015.  In the third quarter of fiscal 2016, in connection with the purchase of Justin’s, the Company borrowed $145.0 under a revolving credit facility.  In the third quarter of fiscal 2015, in connection with the purchase of Applegate, the Company borrowed $300.0 million under a term loan facility and $50.0 million under a revolving credit facility.  The outstanding $185.0 million was paid down in the first quarter of fiscal 2016.  The Company repurchased $45.0 million of its common stock in the first nine months of fiscal 2016 compared to none purchased in the first nine months of the prior year.  For additional information pertaining to the Company’s share repurchase plans or programs, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Cash dividends paid to the Company’s shareholders continue to be an ongoing financing activity for the Company.  Dividends paid in the first nine months of fiscal 2016 were $219.7 million compared to $184.8 million in the comparable period of fiscal 2015.  For fiscal 2016, the annual dividend rate has been increased to $0.58 per share, representing the 50th consecutive annual dividend increase.  The Company has paid dividends for 352 consecutive quarters and expects to continue doing so.

The Company is required, by certain covenants in its debt agreements, to maintain specified levels of financial ratios and financial position.  At the end of the third quarter of fiscal 2016, the Company was in compliance with all of these debt covenants.

Cash flows from operating activities continue to provide the Company with its principal source of liquidity.  The Company does not anticipate a significant risk to cash flows from this source in the foreseeable future because the Company operates in a relatively stable industry and has strong brands across many product lines.

The Company takes pride in returning excess cash flow to shareholders through dividend payments.  Growing the business through supporting innovation to drive organic growth along with evaluating opportunities for strategic acquisitions remains a focus for the Company.  Capital spending to enhance and expand current operations will also be a significant cash outflow for fiscal 2016.

Contractual Obligations and Commercial Commitments

The Company records income taxes in accordance with the provisions of ASC 740, Income Taxes.  The Company is unable to determine its contractual obligations by year related to this pronouncement, as the ultimate amount or timing of settlement of its reserves for income taxes cannot be reasonably estimated.  The total liability for unrecognized tax benefits, including interest and penalties, at July 24, 2016, was $28.3 million.

There have been no other material changes to the information regarding the Company’s future contractual financial obligations that was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 25, 2015.

Off-Balance Sheet Arrangements

As of July 24, 2016, and October 25, 2015, the Company had $44.0 million and $44.1 million, respectively, of standby letters of credit issued on its behalf.  The standby letters of credit are primarily related to the Company’s self-insured workers compensation programs.  However, that amount also includes $4.0 million of revocable standby letters of credit for obligations of an affiliated party that may arise under workers compensation claims.  Letters of credit are not reflected in the Company’s Consolidated Statements of Financial Position.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Hog Markets:  The Company’s earnings are affected by fluctuations in the live hog market.  To minimize the impact on earnings, and to ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 10 years.  Purchased hogs under contract accounted for 93 percent and 94 percent of the total hogs purchased by the Company during the first nine months of fiscal 2016 and 2015, respectively.  The majority of these contracts use market-based formulas based on hog futures, hog primal values, or industry reported hog markets.  Other contracts use a formula based on the cost of production, which can fluctuate independently from hog markets.  Under normal, long-term market conditions, changes in the cash hog market are offset by proportional changes in primal values.  Therefore, a hypothetical 10 percent change in the cash hog market would have had an immaterial effect on the Company’s results of operations.

Certain procurement contracts allow for future hog deliveries (firm commitments) to be forward priced.  The Company generally hedges these firm commitments by using hog futures contracts.  These futures contracts are designated and accounted for as fair value hedges.  The change in the market value of such futures contracts is highly effective at offsetting changes in price movements of the hedged item, and the Company evaluates the effectiveness of the contracts at least quarterly.  Changes in the fair value of the futures contracts, along with the gain or loss on the firm commitment, are marked-to-market through earnings and are recorded on the Consolidated Statements of Financial Position as a current asset and liability, respectively.  The fair value of the Company’s open futures contracts as of July 24, 2016, was $2.0 million compared to $1.2 million as of October 25, 2015.

The Company measures its market risk exposure on its hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in market prices.  A 10 percent increase in market prices would have negatively impacted the fair value of the Company’s July 24, 2016, open contracts by $2.1 million, which in turn would lower the Company’s future cost of purchased hogs by a similar amount.

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

To reduce the Company’s exposure to changes in grain prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future direct grain purchases.  This program currently utilizes corn futures for JOTS, and these contracts are accounted for under cash flow hedge accounting.  The open contracts are reported at their fair value with an unrealized loss of $9.1 million, before tax, on the Consolidated Statements of Financial Position as of July 24, 2016, compared to an unrealized loss of $2.9 million, before tax, as of October 25, 2015.

The Company measures its market risk exposure on its grain futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain.  A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s July 24, 2016, open grain contracts by $8.4 million, which in turn would lower the Company’s future cost on purchased grain by a similar amount.

Long-Term Debt:  A principal market risk affecting the Company is the exposure to changes in interest rates on the Company’s fixed-rate, long-term debt.  Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $2.0 million.  The fair value of the Company’s long-term debt was estimated using discounted future cash flows based on the Company’s incremental borrowing rate for similar types of borrowing arrangements.

Investments:  The Company holds trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans.  As of July 24, 2016, the balance of these securities totaled $122.1 million.  A majority of these securities represent fixed income funds.  The Company is subject to market risk due to fluctuations in the value of the remaining investments, as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis.  A 10 percent decline in the value of the investments not held in fixed income funds would have a direct negative impact to the Company’s pretax earnings of approximately $4.0 million, while a 10 percent increase in value would have a positive impact of the same amount.

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

(b)               Internal Controls.

During the first nine months of fiscal year 2016, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company also utilizes hedging programs to manage its exposure to various commodity market risks, which qualify for hedge accounting for financial reporting purposes.  Volatile fluctuations in market conditions could cause these instruments to become ineffective, which could require any gains or losses associated with these instruments to be reported in the Company’s earnings each period.  These instruments may also limit the Company’s ability to benefit from market gains if commodity prices become more favorable than those that have been secured under the Company’s hedging programs.  Most recently, due to market volatility the Company temporarily suspended the use of the special hedge accounting exemption for its Jennie-O Turkey Store corn futures contracts in the third quarter of fiscal 2016.  During the time of suspension, all gains or losses related to these contracts were recognized as ineffectiveness in earnings as incurred.

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

Fluctuations in commodity prices and availability of pork, poultry, beef, feed grains, avocados, peanuts, energy, and whey could harm the Company’s earnings.

The Company’s results of operations and financial condition are largely dependent upon the cost and supply of pork, poultry, beef, feed grains, avocados, peanuts, and whey as well as energy costs and the selling prices for many of our products, which are determined by constantly changing market forces of supply and demand.

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

The Company has made several acquisitions in recent years, most recently the acquisitions of Justin’s and Applegate, and regularly reviews opportunities for strategic growth through acquisitions.  Potential risks associated with acquisitions include the inability to integrate new operations successfully, the diversion of management’s attention from other business concerns, the potential loss of key employees and customers of the acquired companies, the possible assumption of unknown liabilities, potential disputes with the sellers, potential impairment charges if purchase assumptions are not achieved or market conditions decline, and the inherent risks in entering markets or lines of business in which the Company has limited or no prior experience.  Any or all of these risks could impact the Company’s financial results and business reputation.  In addition, acquisitions outside the United States may present unique challenges and increase the Company’s exposure to the risks associated with foreign operations.

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

As of July 24, 2016, the Company had approximately 20,800 employees worldwide, of which approximately 5,500 were represented by labor unions, principally the United Food and Commercial Workers Union.  A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities or contracted hog processing facilities that results in work slowdowns or stoppages could harm the Company’s financial results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the Third Quarter of Fiscal 2016

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
April 25, 2016 – May 29, 2016	300,000	$37.59	300,000	15,115,200
May 30, 2016 – June 26, 2016	380,000	34.59	380,000	14,735,200
June 27, 2016 – July 24, 2016	393,666	36.06	393,666	14,341,534
Total	1,073,666	$35.97	1,073,666

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

HORMEL FOODS CORPORATION
(Registrant)

Date: September 2, 2016	By	/s/ JODY H. FERAGEN
JODY H. FERAGEN
Executive Vice President, Chief Financial Officer, and Director
(Principal Financial Officer)

Date: September 2, 2016	By	/s/ JAMES N. SHEEHAN
JAMES N. SHEEHAN
Vice President and Chief Accounting Officer
(Principal Accounting Officer)