Form 10-K
period 2016-10-30
HORMEL FOODS CORP /DE/
filed 2016-12-21
CIK 48465

ANNUAL REPORT ON FORM 10-K

HORMEL FOODS CORPORATION

OCTOBER 30, 2016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 30, 2016

or

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________________ to ________________________________________

Commission File Number: 1-2402

HORMEL FOODS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	41-0319970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Hormel Place Austin, Minnesota	55912-3680
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (507) 437-5611

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01465 par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes      No X

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of April 24, 2016, was $10,164,070,958, based on the closing price of $37.66 on the last business day of the registrant’s most recently completed second fiscal quarter.

As of December 2, 2016, the number of shares outstanding of each of the registrant’s classes of common stock was as follows:

Common Stock, $0.01465 Par Value – 528,801,691 shares

Common Stock Non-Voting, $0.01 Par Value – 0 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Stockholders’ Report for the fiscal year ended October 30, 2016, are incorporated by reference into Part I, Items 1 and 1A and Part II, Items 5-8 and 9A, and included as Exhibit 13.1 filed herewith.

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held January 31, 2017, are incorporated by reference into Part III, Items 10-14.

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

On May 26, 2016, the Company acquired Justin’s, LLC (Justin’s) of Boulder, Colorado, for a preliminary purchase price of $280.9 million.  The transaction provides a cash flow benefit resulting from the amortization of the tax basis of assets, the net present value of which is approximately $70.0 million.  The purchase price is preliminary pending final purchase accounting adjustments, and was funded by the Company with cash on hand and by utilizing short-term financing.  This acquisition allows the Company to enhance its presence in the specialty natural and organic nut butter category.

On July 13, 2015, the Company acquired Applegate Farms, LLC (Applegate) of Bridgewater, New Jersey, for a final purchase price of $774.1 million in cash.  The purchase price was funded by the Company with cash on hand and by utilizing short-term financing.  This acquisition allows the Company to expand the breadth of its protein offerings to provide consumers more choice in this fast growing category.

On May 9, 2016, the Company completed the sale of Diamond Crystal Brands resulting in proceeds, net of selling costs, of a preliminary closing price of $110.1 million, pending working capital adjustments.

At the end of fiscal year 2016, the Company was actively marketing Clougherty Packing, LLC, parent company of Farmer John and Saag’s Specialty Meats, along with PFFJ, LLC, farm operations in California, Arizona, and Wyoming.  In November 2016, subsequent to the end of the fiscal year, the Company entered into an agreement for the sale of those businesses and assets.

The Company has not been involved in any bankruptcy, receivership, or similar proceedings during its history.  Substantially all the assets of the Company have been acquired in the ordinary course of business.

The Company had no other significant change in the type of products produced or services rendered, or in the markets or methods of distribution since the beginning of the 2016 fiscal year.

(b)  Segments

The Company’s business is reported in five segments: Grocery Products, Refrigerated Foods, Jennie-O Turkey Store (JOTS), Specialty Foods, and International & Other.  Net sales to unaffiliated customers, operating profit, total assets, and the presentation of certain other financial information by segment, are reported in Note P of the Notes to Consolidated Financial Statements and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Annual Stockholders’ Report for the fiscal year ended October 30, 2016, incorporated herein by reference.

(c)  Description of Business

Products and Distribution

The Company’s products primarily consist of meat and other food products.  The meat products are sold fresh, frozen, cooked, and canned.  The percentages of total revenues contributed by classes of similar products for the last three fiscal years are as follows:

	Fiscal Year Ended
	October 30, 2016	October 25, 2015	October 26, 2014
Perishable	53.1%	53.0%	54.5%
Poultry	20.5	18.6	18.4
Shelf-stable	18.2	18.4	19.0
Miscellaneous	8.2	10.0	8.1
	100.0%	100.0%	100.0%

Reporting of revenues from external customers is based on similarity of products, as the same or similar products are sold across multiple distribution channels such as retail, foodservice, or international.  Revenues reported are based on financial information used to produce the Company’s general-purpose financial statements.

The Perishable category includes fresh meats, frozen items, refrigerated meal solutions, sausages, hams, guacamole, and bacon (excluding JOTS products).  The Poultry category is composed primarily of JOTS products.  Shelf-stable includes canned luncheon meats, peanut butter, chilies, shelf-stable microwaveable meals, hash, stews, salsas, flour and corn tortillas, tortilla chips, and other items that do not require refrigeration.  The Miscellaneous category primarily consists of nutritional food products and supplements, sugar and sugar substitutes, dessert and drink mixes, and industrial gelatin products.

Domestically, the Company sells its products in all 50 states.  The Company’s products are sold through its sales personnel, operating in assigned territories or as dedicated teams serving major customers, coordinated from sales offices located in most of the larger U.S. cities. The Company also utilizes independent brokers and distributors.  As of October 30, 2016, the Company had approximately 850 sales personnel engaged in selling its products.  Distribution of products to customers is primarily by common carrier.

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

The majority of the hogs harvested by the Company are purchased under supply contracts from producers located principally in Minnesota, Iowa, Utah, Nebraska, Kansas, and Colorado.  The cost of hogs and the utilization of the Company’s facilities are affected by both the level and the methods of pork production in the United States.  The Company uses supply contracts to ensure a stable supply of raw materials.  The Company’s contracts are based on market-based formulas and/or the cost of production, to better balance input costs with customer pricing, and all contract costs are fully reflected in the Company’s reported financial statements.  In fiscal 2016, the Company purchased 94 percent of its hogs under supply contracts.  The Company also procures a portion of its hogs through farms that it either owns or operates in Arizona, California, Colorado, and Wyoming.

In fiscal 2016, JOTS raised turkeys representing approximately 76 percent of the volume needed to meet its raw material requirements for whole bird and branded turkey products.  Turkeys not sourced within the Company are contracted with independent turkey growers.  JOTS’ turkey-raising farms are located throughout Minnesota and Wisconsin.

Production costs in raising hogs and turkeys are subject primarily to fluctuations in feed grain prices and, to a lesser extent, fuel costs.  To manage this risk, the Company hedges a portion of its anticipated purchases of grain using futures contracts.

Additionally, the cost and supply of avocados, peanuts, whey, and natural and organic protein are impacted by the changing market forces of supply and demand, which can impact the cost of the Company’s products. The Company uses long-term supply contracts and forward buying in an attempt to manage these risks.

Manufacturing

The Company has three plants that harvest hogs for processing.  Quality Pork Processors, Inc. of Dallas, Texas, operates the harvesting facility at Austin, Minnesota, under a custom harvesting arrangement.  The Company currently has seven turkey harvest and processing operations, and 28 facilities that produce and distribute other manufactured items.  Albert Lea Select Foods, Inc. operates the processing facility at Albert Lea, Minnesota, under a custom manufacturing agreement.  Company products are also custom manufactured by several other companies.  The following are the Company’s larger custom manufacturers: Abbyland Foods, Inc., Abbotsford, Wisconsin; Agropur Division Natrel USA, Maplewood, Minnesota; Algood Food Company, Louisville, Kentucky; Busseto Foods, Inc., Fresno, California; Deitz & Watson, Inc., Philadelphia, Pennsylvania; Fratelli Beretta USA, Mount Olive, New Jersey; HP Hood LLC, Lynnfield, Massachusetts; John F. Martin and Sons, Stevens, Pennsylvania; Jones Dairy Farm, Fort Atkinson, Wisconsin; OSI Industries LLC, Chicago, Illinois; Perdue Farms Inc., Salisbury, Maryland; Reichel Foods, Inc., Rochester, Minnesota; Reser’s Fine Foods, Topeka, Kansas; and West Liberty Foods, LLC, West liberty, Iowa.  Exel, Inc., based in Westerville, Ohio, operates distribution centers for the Company in Dayton, Ohio, and Osceola, Iowa.

Patents and Trademarks

There are numerous patents and trademarks important to the Company’s business.  The Company holds 46 U.S.-issued and 19 foreign patents.  Most of the trademarks are registered.  Some of the more significant owned or licensed trademarks used by the Company or its affiliates are:

HORMEL, ALWAYS TENDER, APPLEGATE, AUSTIN BLUES, BACON 1, BLACK LABEL, BREAD READY, CAFÉ H, CHI-CHI’S, COMPLEATS, CURE 81, CYTOSPORT, DAN’S PRIZE, DI LUSSO, DINTY MOORE, DON MIGUEL, DOÑA MARIA, EMBASA, FAST ‘N EASY, FIRE BRAISED, HERDEZ, HORMEL GATHERINGS, HORMEL VITAL CUISINE, HOUSE OF TSANG, JENNIE-O, JUSTIN’S, LA VICTORIA, LAYOUT, LLOYD’S, MARY KITCHEN, MUSCLE MILK, NATURAL CHOICE, OLD SMOKEHOUSE, PILLOW PACK, RANGE BRAND, REV, ROSA GRANDE, SKIPPY, SPAM, SPECIAL RECIPE, THICK & EASY, VALLEY FRESH, and WHOLLY GUACAMOLE.

The Company’s patents expire after a term that is typically 20 years from the date of filing, with earlier expiration possible based on the Company’s decision to pay required maintenance fees.  As long as the Company intends to continue using its trademarks, they are renewed indefinitely.

Customers and Backlog Orders

During fiscal year 2016, sales to Wal-Mart Stores, Inc. (Wal-Mart) represented approximately 13.7 percent of the Company’s revenues (measured as gross sales less returns and allowances), compared to 13.9 percent in fiscal 2015.  Wal-Mart is a customer for all five segments of the Company.  The five largest customers in each segment make up approximately the following percentage of segment sales: 46 percent of Grocery Products, 36 percent of Refrigerated Foods, 40 percent of JOTS, 37 percent of Specialty Foods, and 22 percent of International & Other.  The loss of one or more of the top customers in any of these segments could have a material adverse effect on the results of such segment.  Backlog orders are not significant due to the perishable nature of a large portion of the products.  Orders are accepted and shipped on a current basis.

Competition

The production and sale of meat and food products in the United States and internationally are highly competitive.  The Company competes with manufacturers of pork and turkey products, as well as national and regional producers of other meat and protein sources, such as beef, chicken, fish, peanut butter, and whey.  The Company believes its largest domestic competitors for its Refrigerated Foods segment in 2016 were Tyson Foods, Inc. and Smithfield Foods, Inc.; for its Grocery Products segment, Conagra Brands, Inc., General Mills, Inc., Campbell Soup Co., and J. M. Smucker Co.; and for JOTS, Cargill, Inc. and Butterball, LLC.

All segments compete on the basis of price, product quality and attributes, brand identification, breadth of product line, and customer service.  Through aggressive marketing and strong quality assurance programs, the Company’s strategy is to provide higher quality products that possess strong brand recognition, which would then support higher value perceptions from customers.

Research and Development

Research and development continues to be a vital part of the Company’s strategy to extend existing brands and expand into new branded items.  The expenditures for research and development for fiscal 2016, 2015, and 2014, were approximately $34.7 million, $32.0 million, and $29.9 million, respectively.  There are approximately 155 employees engaged in fulltime research and development, 75 in the area of improving existing products and 80 in developing new products.

Employees

As of October 30, 2016, the Company had approximately 21,100 active domestic and foreign employees.

(d) Geographic Areas

Financial information about geographic areas, including total revenues attributed to the U.S. and all foreign countries in total for the last three fiscal years of the Company, is reported in Note P of the Notes to Consolidated Financial Statements of the Annual Stockholders’ Report for the fiscal year ended October 30, 2016, incorporated herein by reference.

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

The documents noted above are also available in print, free of charge, to any stockholder who requests them.

(f) Executive Officers of the Registrant

CURRENT OFFICE AND PREVIOUS
NAME	AGE	FIVE YEARS EXPERIENCE	DATES

James P. Snee	49	President and Chief Executive Officer	10/31/16 to Present
		President and Chief Operating Officer	10/26/15 to 10/30/16
		Group Vice President/President Hormel Foods International Corporations	10/29/12 to 10/25/15
		Vice President/Senior Vice President Hormel Foods International Corporation	10/31/11 to 10/28/12

James N. Sheehan	61	Senior Vice President and Chief Financial Officer	10/31/16 to Present
		Vice President and Chief Accounting Officer	05/30/16 to 10/30/16
		Vice President and Controller	05/01/00 to 5/29/16

Steven G. Binder	59	Executive Vice President/President Hormel Business Units	10/31/11 to Present

Jeffrey R. Baker	52	Group Vice President (Foodservice)	10/26/15 to Present
		Vice President (Foodservice Marketing)	10/29/12 to 10/25/15
		Director (Foodservice Marketing)	06/18/12 to 10/28/12
		Director (Fresh Meats Marketing and Precept Foods, LLC)	10/26/09 to 06/17/12

(f) Executive Officers of the Registrant - Continued

		CURRENT OFFICE AND PREVIOUS
NAME	AGE	FIVE YEARS EXPERIENCE	DATES

Deanna T. Brady	51	Group Vice President/President Consumer Products Sales	10/26/15 to Present
		Group Vice President (Foodservice)	10/28/13 to 10/25/15
		Vice President Sales (Foodservice Sales)	07/30/07 to 10/27/13

Thomas R. Day	58	Group Vice President (Refrigerated Foods)	10/28/13 to Present
		Group Vice President (Foodservice)	11/01/10 to 10/27/13

Donald H. Kremin	56	Group Vice President (Specialty Foods Group)	10/31/11 to Present

Glenn R. Leitch	56	Group Vice President/President Jennie-O Turkey Store, Inc.	10/31/11 to Present

Luis G. Marconi	50	Group Vice President (Grocery Products)	10/31/16 to Present
		Vice President (Grocery Products Marketing)	03/05/12/to 10/30/16
		Managing Director MegaMex Foods, LLC	10/26/09 to 03/04/12

James M. Splinter	54	Group Vice President (Corporate Strategy)	10/31/16 to Present
		Group Vice President (Grocery Products)	11/01/10 to 10/30/16

Larry L. Vorpahl	53	Group Vice President/President Hormel Foods International	10/26/15 to Present
		Corporation
		Group Vice President/President Consumer Products Sales	10/31/05 to 10/25/15

Bryan D. Farnsworth	59	Senior Vice President (Supply Chain)	03/03/14 to Present
		Vice President (Quality Management)	08/01/05 to 03/02/14

Lawrence C. Lyons	61	Senior Vice President (Human Resources)	03/30/15 to Present
		Vice President (Human Resources)	03/03/14 to 03/29/15
		Director (Human Resources)	01/09/06 to 03/02/14

Lori J. Marco	49	Senior Vice President (External Affairs) and General Counsel	03/30/15 to Present
		Vice President (External Affairs) and General Counsel	01/24/11 to 03/29/15

Kevin L. Myers, Ph.D.	51	Senior Vice President (Research and Development)	03/30/15 to Present
		Vice President (Research and Development)	10/28/13 to 03/29/15
		Director Product and Process Development (Research and Development)	04/30/12 to 10/27/13
		Group Manager Product Development (Research and Development)	03/06/06 to 04/29/12

Jana L. Haynes	44	Vice President and Controller	05/30/16 to Present
		Director of Investor Relations	10/28/13 to 05/29/16
		Director of Taxes	01/01/07 to 10/27/13

Gary L. Jamison	51	Vice President and Treasurer	5/30/16 to Present
		Vice President and Chief Financial Officer Jennie-O Turkey Store, Inc.	12/31/12 to 05/29/16
		Vice President Finance Clougherty Packing, LLC	08/28/06 to 12/30/12

Brian D. Johnson	56	Vice President and Corporate Secretary	11/22/10 to Present

No family relationship exists among the executive officers.

Executive officers are elected annually by the Board of Directors at the first meeting following the Annual Meeting of Stockholders.  Vacancies may be filled and additional officers elected at any time.

Item 1A.  RISK FACTORS

Information on the Company’s risk factors included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 32 through 35 of the Annual Stockholders’ Report for the fiscal year ended October 30, 2016, is incorporated herein by reference.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Location	Principal Segment (1)	Approximate Area (Square Feet, Unless Noted)		Owned or Leased	Lease Expiration Date

Harvest and Processing Plants
Austin, Minnesota	Refrigerated Foods Grocery Products Specialty Foods International & Other	1,398,000		Owned
Barron, Wisconsin	JOTS	425,000		Owned
Faribault, Minnesota	JOTS	191,000		Owned
Fremont, Nebraska	Refrigerated Foods Grocery Products Specialty Foods International & Other	700,000		Owned
Melrose, Minnesota	JOTS	133,000		Owned
Vernon, California(4)	Refrigerated Foods	724,000		Owned
	Refrigerated Foods	108,000		Leased	March 2019
Willmar, Minnesota	JOTS	339,000		Owned

Processing Plants
Albert Lea, Minnesota	Refrigerated Foods	80,000		Owned
Algona, Iowa	Refrigerated Foods	154,000		Owned
Alma, Kansas	Refrigerated Foods	66,000		Owned
Aurora, Illinois	Specialty Foods Grocery Products	147,000		Owned
Beijing, China	International & Other	95,000		80% Owned
Beloit, Wisconsin	Grocery Products Specialty Foods	346,000		Owned
	Grocery Products Specialty Foods	5,000		Leased	Monthly
Browerville, Minnesota	Refrigerated Foods	103,000		Owned
Dubuque, Iowa	Grocery Products	343,000		Owned
Jiaxing, China	International & Other	1,256,000	(2)	Owned
Knoxville, Iowa	Refrigerated Foods	131,000		Owned
Lathrop, California	Refrigerated Foods	87,000		Owned
Little Rock, Arkansas	Grocery Products	167,000		Owned
Long Prairie, Minnesota	Refrigerated Foods	96,000		Owned
Mendota Heights, Minnesota	Refrigerated Foods	77,000		Owned
Montevideo, Minnesota	JOTS	89,000		Owned
Nevada, Iowa	Refrigerated Foods	226,000		Owned
Osceola, Iowa	Refrigerated Foods	373,000		Owned
Pelican Rapids, Minnesota	JOTS	374,000		Owned
Quakertown, Pennsylvania	Specialty Foods	13,000		Owned
Rochelle, Illinois	Refrigerated Foods Grocery Products Specialty Foods	407,000		Owned
San Leandro, California(4)	Refrigerated Foods	41,000		Leased	November 2021

Item 2.  PROPERTIES – Continued

Location	Principal Segment (1)	Approximate Area (Square Feet, Unless Noted)		Owned or Leased	Lease Expiration Date

Processing Plants (continued)
Shanghai, China	International & Other	33,000		Leased	February 2018
Sparta, Wisconsin	Specialty Foods	385,000		Owned
Tucker, Georgia	Grocery Products Refrigerated Foods Specialty Foods	259,000		Owned
Weifang, China	International & Other	117,000		Owned
Wichita, Kansas	Refrigerated Foods	89,000		Owned

Warehouse/Distribution Centers
Austin, Minnesota	Refrigerated Foods Grocery Products	82,000		Owned
Beijing, China	International & Other	20,000		Leased	June 2017
Dayton, Ohio	Refrigerated Foods Grocery Products Specialty Foods	140,000		Owned
Eldridge, Iowa	Grocery Products Specialty Foods	424,000		Leased	July 2019
Osceola, Iowa	Refrigerated Foods	233,000		Owned
Shanghai, China	International & Other	26,000		Leased	June 2017
Sparta, Wisconsin	Specialty Foods	50,000		Leased	June 2019
Vernon, California(4)	Refrigerated Foods	115,000		Owned
Willmar, Minnesota	JOTS	120,000		Owned
		5,000		Leased	September 2018
Hog Production Facilities
Albin, Wyoming(4)	Refrigerated Foods	458,000		Owned
Corcoran, California(4)	Refrigerated Foods	816,000		Owned
Holbrook, Arizona(4)	Refrigerated Foods	13,000		Owned
Las Animas, Colorado	Refrigerated Foods	815,000		Owned
Pine Bluffs, Wyoming(4)	Refrigerated Foods	64,000		Owned
Snowflake, Arizona(4)	Refrigerated Foods	1,529,000		Owned

Hatcheries
Barron, Wisconsin	JOTS	29,000		Owned
Detroit Lakes, Minnesota	JOTS	27,000		Owned
Henning, Minnesota	JOTS	22,000		Owned

Feed Mills
Albin, Wyoming	Refrigerated Foods	6,000		Owned
Atwater, Minnesota	JOTS	19,000		Owned
Barron, Wisconsin	JOTS	26,000		Owned
Corcoran, California	Refrigerated Foods	5,000		Owned
Dawson, Minnesota	JOTS	37,000		Owned
Faribault, Minnesota	JOTS	25,000		Owned
Henning, Minnesota	JOTS	5,000		Owned
Northfield, Minnesota	JOTS	17,000		Owned
Perham, Minnesota	JOTS	26,000		Owned
Snowflake, Arizona(4)	Refrigerated Foods	28,000		Owned
Swanville, Minnesota	JOTS	29,000		Owned

Turkey Farms
Minnesota and Wisconsin	JOTS	14,400	(3)	Owned

Item 2.  PROPERTIES – Continued

Location	Principal Segment (1)	Approximate Area (Square Feet, Unless Noted)	Owned or Leased	Lease Expiration Date

Research and Development
Austin, Minnesota	All Segments	135,000	Owned
Shanghai, China	International & Other	4,000	Leased	September 2017
Willmar, Minnesota	JOTS	10,000	Owned

Administrative Offices
Austin, Minnesota	All Segments	299,000	Owned
Beijing, China	International & Other	4,000	Leased	May 2017
Boulder, Colorado	Grocery Products	6,000	Leased	August 2019
Bridgewater, New Jersey	Refrigerated Foods	29,000	Leased	January 2024
Gainesville, Georgia	Refrigerated Foods	5,000	Leased	November 2019
Las Animas, Colorado	Refrigerated Foods	2,000	Leased	July 2019
Moorabbin, Australia	International & Other	3,000	Leased	September 2018
Shanghai, China	International & Other	14,000	Leased	September 2017
Taylor, Arizona(4)	Refrigerated	5,000	Leased	December 2019
Vernon, California(4)	Refrigerated Foods	24,000	Leased	March 2019
Walnut Creek, California	Specialty Foods	22,000	Leased	April 2023
Willmar, Minnesota	JOTS	56,000	Owned

(1)        Many of the Company’s properties are not exclusive to any one segment, and a few of the properties are utilized in all five segments.  For locations that support multiple segments, but with a substantial percentage of activity attributable to certain segments, only the principal segments have been listed.

(2)        Property is owned but not fully operational.

(3)        Acres.

(4)        Properties included in the businesses sold subsequent to the end of fiscal year 2016 as disclosed in Item 1 under General Development of Business.

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

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The high and low sales price of the Company’s common stock and the dividends per share declared for each quarter of fiscal 2016 and fiscal 2015 are shown below (as adjusted for the two-for-one stock split distributed on February 9, 2016):

2016	High	Low	Dividend
First Quarter	$40.390	$32.920	$0.145
Second Quarter	45.720	37.490	0.145
Third Quarter	40.535	33.700	0.145
Fourth Quarter	40.000	35.870	0.145

2015	High	Low	Dividend
First Quarter	$27.700	$25.030	$0.125
Second Quarter	29.490	25.065	0.125
Third Quarter	29.680	27.075	0.125
Fourth Quarter	34.483	28.443	0.125

Additional information about dividends, principal market of trade, and number of stockholders on pages 68 and 69 of the Annual Stockholders’ Report for the fiscal year ended October 30, 2016, is incorporated herein by reference.  The Company’s common stock has been listed on the New York Stock Exchange since January 16, 1990.

Issuer purchases of equity securities in the fourth quarter of fiscal year 2016 are shown below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July 25, 2016 –
August 28, 2016	206,334	$ 36.78	206,334	14,135,200
August 29, 2016 – September 25, 2016	465,201	37.06	465,201	13,669,999
September 26, 2016 – October 30, 2016	480,000	37.67	480,000	13,189.999
Total	1,151,535	$37.26	1,151,535

1On January 31, 2013, the Company announced its Board of Directors had authorized the repurchase of 10,000,000 shares of its common stock with no expiration date.  The repurchase program was authorized at a meeting of the Company’s Board of Directors on January 29, 2013.  On November 23, 2015, the Board of Directors authorized a two-for-one split of the Company’s common stock.  As part of the resolution to approve that stock split, the number of shares remaining to be repurchased was adjusted proportionately.  The stock split was subsequently approved by shareholders at the Company’s Annual Meeting on January 26, 2016, and effected January 27, 2016.  All numbers in the table above reflect the impact of this stock split.

Item 6.  SELECTED FINANCIAL DATA

Selected Financial Data for the five fiscal years ended October 30, 2016, on page 14 of the Annual Stockholders’ Report for the fiscal year ended October 30, 2016, is incorporated herein by reference.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information in the Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 15 through 35 of the Annual Stockholders’ Report for the fiscal year ended October 30, 2016, is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information on the Company’s exposure to market risk included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 35 of the Annual Stockholders’ Report for the fiscal year ended October 30, 2016, is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements, including unaudited quarterly data, on pages 39 through 67 and the Report of Independent Registered Public Accounting Firm on page 38 of the Annual Stockholders’ Report for the fiscal year ended October 30, 2016, are incorporated herein by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report (the Evaluation Date), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)).  In designing and evaluating the disclosure controls and procedures, management recognized any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance the information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

(a)         The report entitled “Management’s Report on Internal Control Over Financial Reporting” on page 36 of the Annual Stockholders’ Report for the fiscal year ended October 30, 2016, is incorporated herein by reference.

(b)         The report entitled “Report of Independent Registered Public Accounting Firm” on page 37 of the Annual Stockholders’ Report for the fiscal year ended October 30, 2016, is incorporated herein by reference.

(c)          During the fourth quarter of fiscal year 2016, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information under “Item 1 - Election of Directors” on pages 2 through 6, information under “Board Independence” on pages 8 and 9, and information under “Board of Director and Committee Meetings” on pages 9 and 10 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 31, 2017, is incorporated herein by reference.

Information concerning Executive Officers is set forth in Part I, Item 1(f) of this Annual Report on Form 10-K, pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K.

Information under “Section 16(a) Beneficial Ownership Reporting Compliance,” on page 36 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 31, 2017, is incorporated herein by reference.

The Company has adopted a Code of Ethical Business Conduct in compliance with applicable rules of the Securities and Exchange Commission that applies to its principal executive officer, its principal financial officer, and its principal accounting officer or controller, or persons performing similar functions.  A copy of the Code of Ethical Business Conduct is available on the Company’s Web site at www.hormelfoods.com, free of charge, under the caption, “Investors – Corporate Governance – Governance Documents.”  The Company intends to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethical Business Conduct by posting such information on the Company’s Web site at the address and location specified above.

Item 11.  EXECUTIVE COMPENSATION

Information commencing with “Executive Compensation” on page 15 through “Potential Payments Upon Termination at Fiscal 2016 Year End” on pages 31 and 32, and information under “Compensation of Directors” on pages 11 through 12 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 31, 2017, is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the Company’s equity compensation plans as of October 30, 2016, is shown below:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	31,998,052	$ 16.05	48,148,555

Equity compensation plans not approved by security holders	_	_	_

Total	31,998,052	$ 16.05	48,148,555

Information under “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” on pages 14 and 15 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 31, 2017, is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information under “Related Party Transactions” on pages 35 and 36 and “Board Independence” on pages 8 and 9 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 31, 2017, is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information under “Independent Registered Public Accounting Firm Fees” and “Audit Committee Preapproval Policies and Procedures” on page 13 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 31, 2017, is incorporated herein by reference.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The response to Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORMEL FOODS CORPORATION

By:	/s/ JAMES P. SNEE	December 21, 2016
	JAMES P. SNEE, President,	Date
Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Date	Title
/s/ JAMES P. SNEE	12/21/16	President, Chief Executive Officer, and Director
JAMES P. SNEE		(Principal Executive Officer)

/s/ JAMES N. SHEEHAN	12/21/16	Senior Vice President and Chief Financial Officer
JAMES N. SHEEHAN		(Principal Financial Officer)

/s/ JANA L. HAYNES	12/21/16	Vice President and Controller
JANA L. HAYNES		(Principal Accounting Officer)

/s/ JEFFREY M. ETTINGER*	12/21/16	Chairman of the Board
JEFFREY M. ETTINGER

/s/ GARY C. BHOJWANI*	12/21/16	Director
GARY C. BHOJWANI

/s/ TERRELL K. CREWS*	12/21/16	Director
TERRELL K. CREWS

/s/ GLENN S. FORBES*	12/21/16	Director
GLENN S. FORBES

/s/ STEPHEN M. LACY*	12/21/16	Director
STEPHEN M. LACY

/s/ JOHN L. MORRISON*	12/21/16	Director
JOHN L. MORRISON

/s/ ELSA A. MURANO*	12/21/16	Director
ELSA A. MURANO

/s/ ROBERT C. NAKASONE*	12/21/16	Director
ROBERT C. NAKASONE

/s/ SUSAN K. NESTEGARD*	12/21/16	Director
SUSAN K. NESTEGARD

/s/ DAKOTA A. PIPPINS*	12/21/16	Director
DAKOTA A. PIPPINS

/s/ CHRISTOPHER J. POLICINSKI*	12/21/16	Director
CHRISTOPHER J. POLICINSKI

/s/ SALLY J. SMITH*	12/21/16	Director
SALLY J. SMITH

/s/ STEVEN A. WHITE*	12/21/16	Director
STEVEN A. WHITE

*By: /s/ JANA L. HAYNES	12/21/16
JANA L. HAYNES
as Attorney-In-Fact

ANNUAL REPORT ON FORM 10-K

ITEM 15

LIST OF FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULE

LIST OF EXHIBITS

FISCAL YEAR ENDED OCTOBER 30, 2016

HORMEL FOODS CORPORATION

Austin, Minnesota

Item 15.

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

HORMEL FOODS CORPORATION

FINANCIAL STATEMENTS

The following consolidated financial statements of Hormel Foods Corporation included in the Annual Stockholders’ Report for the fiscal year ended October 30, 2016, are incorporated herein by reference in Item 8 of Part II of this report:

Consolidated Statements of Financial Position--October 30, 2016, and October 25, 2015.

Consolidated Statements of Operations--Fiscal Years Ended October 30, 2016, October 25, 2015, and October 26, 2014.

Consolidated Statements of Comprehensive Income--Fiscal Years Ended October 30, 2016, October 25, 2015, and October 26, 2014.

Consolidated Statements of Changes in Shareholders’ Investment--Fiscal Years Ended October 30, 2016, October 25, 2015, and October 26, 2014.

Consolidated Statements of Cash Flows--Fiscal Years Ended October 30, 2016, October 25, 2015, and October 26, 2014.

Notes to Consolidated Financial Statements--October 30, 2016.

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

Valuation reserve deduction from assets account:

Fiscal year ended
October 30, 2016
Allowance for
doubtful accounts				$ 652 (2)
receivable	$ 4,086	$ 611	$ -	- (3)	$ 4,045

Fiscal year ended
October 25, 2015
Allowance for
doubtful accounts				$ 52 (2)
receivable	$ 4,050	$ (24)	$ 36 (1)	(77) (3)	$ 4,086

Fiscal year ended
October 26, 2014
Allowance for
doubtful accounts				$ 4,152 (2)
receivable	$ 4,000	$ 4,076	$ 50 (4)	(76) (3)	$ 4,050

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

3.1(2)	Restated Certificate of Incorporation as amended January 27, 2016.
3.2(1)	Bylaws as amended to date. (Incorporated by reference to Exhibit 3(ii) to Hormel’s Report on Form 8-K dated September 26, 2016, File No. 001-02402.)
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

11.1(2)	Statement re: computation of per share earnings. (Included in Exhibit 13.1 filed with this Annual Report on Form 10-K for the fiscal year ended October 30, 2016.)
13.1(2)	Pages 14 through 70 of the Annual Stockholders’ Report for the fiscal year ended October 30, 2016.
21.1(2)	Subsidiaries of the Registrant.
23.1(2)	Consent of Independent Registered Public Accounting Firm.
24.1(2)	Power of Attorney.
31.1(2)	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(2)	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(2)	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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