Form 10-Q
period 2017-01-29
HORMEL FOODS CORP /DE/
filed 2017-03-10
CIK 48465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 29, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                X   YES        ___ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     X   YES        ___ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer X		Accelerated filer___
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes   X  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 5, 2017
Common Stock	$.01465 par value 528,913,262
Common Stock Non-Voting	$.01 par value -0

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION – January 29, 2017 and October 30, 2016

CONSOLIDATED STATEMENTS OF OPERATIONS – Three Months Ended January 29, 2017 and January 24, 2016

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Three Months Ended January 29, 2017 and January 24, 2016

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT – Twelve Months Ended October 30, 2016 and Three Months Ended January 29, 2017

CONSOLIDATED STATEMENTS OF CASH FLOWS – Three Months Ended January 29, 2017 and January 24, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

RESULTS OF OPERATIONS

Overview

Consolidated Results

Segment Results

Related Party Transactions

LIQUIDITY AND CAPITAL RESOURCES

FORWARD-LOOKING STATEMENTS

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

Item 4.      Controls and Procedures

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

Item 1A.    Risk Factors

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.       Exhibits

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except share and per share amounts)

	January 29,	October 30,
	2017	2016
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$609,821	$415,143
Accounts receivable	530,851	591,310
Inventories	958,130	985,683
Income taxes receivable	-	18,282
Prepaid expenses	15,356	13,775
Other current assets	5,428	5,719
TOTAL CURRENT ASSETS	2,119,586	2,029,912

DEFERRED INCOME TAXES	-	6,223

GOODWILL	1,822,671	1,834,497

OTHER INTANGIBLES	886,797	903,258

PENSION ASSETS	73,535	68,901

INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	243,868	239,590

OTHER ASSETS	184,666	182,237

PROPERTY, PLANT AND EQUIPMENT
Land	46,472	67,557
Buildings	734,119	805,858
Equipment	1,587,599	1,675,549
Construction in progress	189,657	218,351
	2,557,847	2,767,315
Less: Allowance for depreciation	(1,522,572)	(1,661,866)
	1,035,275	1,105,449

TOTAL ASSETS	$6,366,398	$6,370,067

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except share and per share amounts)

	January 29,	October 30,
	2017	2016
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$387,711	$481,826
Accrued expenses	65,306	82,145
Accrued workers compensation	25,224	36,612
Accrued marketing expenses	128,703	119,583
Employee related expenses	154,826	251,433
Taxes payable	65,016	4,331
Interest and dividends payable	92,976	77,266
TOTAL CURRENT LIABILITIES	919,762	1,053,196

LONG-TERM DEBT–less current maturities	250,000	250,000

PENSION AND POST-RETIREMENT BENEFITS	524,752	522,356

OTHER LONG-TERM LIABILITIES	90,351	93,109

DEFERRED INCOME TAXES	6,236	-

SHAREHOLDERS’ INVESTMENT
Preferred stock, par value $.01 a share –
authorized 160,000,000 shares; issued–none
Common stock, non-voting, par value $.01
a share–authorized 400,000,000 shares; issued–none
Common stock, par value $.01465 a share–	7,747	7,742
authorized 1,600,000,000 shares;
issued 528,804,300 shares January 29, 2017
issued 528,483,868 shares October 30, 2016
Additional paid-in capital	-	-
Accumulated other comprehensive loss	(302,140)	(296,303)
Retained earnings	4,866,374	4,736,567
HORMEL FOODS CORPORATION SHAREHOLDERS’ INVESTMENT	4,571,981	4,448,006
NONCONTROLLING INTEREST	3,316	3,400
TOTAL SHAREHOLDERS’ INVESTMENT	4,575,297	4,451,406

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$6,366,398	$6,370,067

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	January 29, 2017	January 24, 2016

Net sales	$2,280,227	$2,292,672
Cost of products sold	1,727,947	1,734,661
GROSS PROFIT	552,280	558,011

Selling, general and administrative	210,217	209,948

Equity in earnings of affiliates	13,299	11,475

OPERATING INCOME	355,362	359,538

Other income and expense:
Interest and investment income (expense)	2,449	(1,963)
Interest expense	(3,026)	(3,407)

EARNINGS BEFORE INCOME TAXES	354,785	354,168

Provision for income taxes	119,482	119,001

NET EARNINGS	235,303	235,167
Less: Net earnings attributable to noncontrolling interest	156	106
NET EARNINGS ATTRIBUTABLE TO HORMEL FOODS CORPORATION	$235,147	$235,061

NET EARNINGS PER SHARE:
BASIC	$0.44	$0.44
DILUTED	$0.44	$0.43

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	528,585	528,862
DILUTED	540,064	542,737

DIVIDENDS DECLARED PER SHARE:	$0.170	$0.145

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended
	January 29, 2017	January 24, 2016

NET EARNINGS	$235,303	$235,167
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(8,087)	(2,615)
Pension and other benefits	3,333	1,766
Deferred hedging	(1,323)	(1,298)
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(6,077)	(2,147)
COMPREHENSIVE INCOME	229,226	233,020
Less: Comprehensive (loss) income attributable to noncontrolling interest	(84)	30
COMPREHENSIVE INCOME ATTRIBUTABLE TO HORMEL FOODS CORPORATION	$229,310	$232,990

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT

(in thousands, except per share amounts)

(Unaudited)

	Hormel Foods Corporation Shareholders
			Additional		Accumulated Other	Non-	Total
	Common	Treasury	Paid-in	Retained	Comprehensive	controlling	Shareholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Interest	Investment

Balance at October 25, 2015	$7,741	$-	$-	$4,216,125	$(225,668)	$3,195	$4,001,393

Net earnings				890,052		465	890,517
Other comprehensive loss					(70,635)	(260)	(70,895)
Purchases of common stock		(87,885)					(87,885)
Stock-based compensation expense	1		17,828				17,829
Exercise of stock options/nonvested
shares	35		7,476				7,511
Shares retired	(35)	87,885	(25,304)	(62,546)			-
Declared cash dividends -
$0.58 per share				(307,064)			(307,064)
Balance at October 30, 2016	$7,742	$-	$-	$4,736,567	$(296,303)	$3,400	$4,451,406

Net earnings				235,147		156	235,303
Other comprehensive loss					(5,837)	(240)	(6,077)
Purchases of common stock		(30,588)					(30,588)
Stock-based compensation expense			7,240				7,240
Exercise of stock options/nonvested
shares	18		7,755				7,773
Shares retired	(13)	30,588	(14,995)	(15,580)			-
Declared cash dividends -
$0.17 per share				(89,760)			(89,760)
Balance at January 29, 2017	$7,747	$-	$-	$4,866,374	$(302,140)	$3,316	$4,575,297

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	January 29, 2017	January 24, 2016
OPERATING ACTIVITIES
Net earnings	$235,303	$235,167
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	29,247	29,679
Amortization of intangibles	2,072	2,125
Equity in earnings of affiliates, net of dividends	(10,776)	(6,454)
Provision for deferred income taxes	11,215	(1,735)
(Gain)/loss on property/equipment sales and plant facilities	(801)	126
Non-cash investment activities	(1,208)	2,081
Stock-based compensation expense	7,240	7,162
Excess tax benefit from stock-based compensation	(17,630)	(20,149)
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	36,507	50,951
(Increase) decrease in inventories	(17,513)	(1,439)
(Increase) decrease in prepaid expenses and other current assets	(1,144)	7,917
Increase (decrease) in pension and post-retirement benefits	3,238	1,047
(Decrease) increase in accounts payable and accrued expenses	(98,131)	(27,787)
NET CASH PROVIDED BY OPERATING ACTIVITIES	177,619	278,691

INVESTING ACTIVITIES
Sale of business	135,944	-
Purchases of property/equipment	(37,895)	(33,480)
Proceeds from sales of property/equipment	3,926	1,411
Decrease in investments, equity in affiliates, and other assets	3,596	11,088
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	105,571	(20,981)

FINANCING ACTIVITIES
Principal payments on short-term debt	-	(185,000)
Dividends paid on common stock	(76,629)	(66,137)
Share repurchase	(30,588)	-
Proceeds from exercise of stock options	7,398	3,514
Excess tax benefit from stock-based compensation	17,630	20,149
NET CASH USED IN FINANCING ACTIVITIES	(82,189)	(227,474)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(6,323)	(2,260)
INCREASE IN CASH AND CASH EQUIVALENTS	194,678	27,976
Cash and cash equivalents at beginning of year	415,143	347,239
CASH AND CASH EQUIVALENTS AT END OF QUARTER	$609,821	$375,215

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A                GENERAL

Basis of Presentation

The accompanying unaudited consolidated financial statements of Hormel Foods Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year.  The balance sheet at October 30, 2016, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2016.  Fiscal 2017 is a 52-week year as compared with fiscal 2016, which was 53 weeks, with the additional week occurring in the fourth quarter.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation.  The reclassifications had no impact on net earnings or operating cash flows as previously reported.

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

Investments

The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans, which is included in other assets on the Consolidated Statements of Financial Position.  The securities held by the trust are classified as trading securities and consist mainly of fixed return investments.  Therefore, unrealized gains and losses associated with these investments are included in the Company’s earnings.  Securities held by the trust generated a gain of $1.5 million for the quarter ended January 29, 2017, compared to a loss of $1.7 million for the quarter ended January 24, 2016.

Supplemental Cash Flow Information

Non-cash investment activities presented on the Consolidated Statements of Cash Flows generally consist of unrealized gains or losses on the Company’s rabbi trust.  The noted investments are included in other assets on the Consolidated Statements of Financial Position.  Changes in the value of these investments are included in the Company’s net earnings and are presented in the Consolidated Statements of Operations as either interest and investment income (expense) or interest expense, as appropriate.

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

New Accounting Pronouncements

In May 2014, the FASB issued ASC 606, Revenue from Contracts with Customers.  This topic converges the guidance within U.S. generally accepted accounting principles (GAAP) and international financial reporting standards and supersedes ASC 605, Revenue Recognition.  The new standard requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services.  The new standard will also result in enhanced disclosures about revenue, provide guidance for transactions which were not previously addressed comprehensively, and improve guidance for multiple-element arrangements.  On July 8, 2015, the FASB approved a one-year deferral of the effective date.  The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, and early adoption is permitted for annual reporting periods beginning after December 15, 2016.  The updated guidance is to be applied either retrospectively or by using a cumulative effect adjustment.  Accordingly, the Company expects to adopt the provisions of this new accounting standard at the beginning of fiscal year 2019, and is currently assessing the impact on its consolidated financial statements with a focus on arrangements with customers.

In April 2015, the FASB updated the guidance within ASC 835, Interest.  The update provides guidance on simplifying the presentation of debt issuance costs.  The amendments require debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.  The updated guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted.  The Company retrospectively adopted the new provisions of this accounting standard at the beginning of fiscal year 2017, and adoption did not have a material impact on its consolidated financial statements.

In May 2015, the FASB updated the guidance within ASC 820, Fair Value Measurements and Disclosures.  The update provides guidance on the disclosures for investments in certain entities that calculate net asset value (NAV) per share (or its equivalent).  The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share (or its equivalent) as a practical expedient.  The updated guidance is to be applied retrospectively and is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted.  The Company adopted the new provisions of this accounting standard at the beginning of fiscal year 2017, and adoption did not have a material impact on its consolidated financial statements.

In February 2016, the FASB updated the guidance within ASC 842, Leases.  The update requires lessees to put most leases on their balance sheets while recognizing expenses on their income statements in a manner similar to current U.S. GAAP.  The guidance also eliminates current real estate-specific provisions for all entities.  For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases.  The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption is permitted and the modified retrospective method is to be applied.  The Company is currently assessing the timing and impact of adopting the updated provisions.

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

In June 2016, the FASB updated the guidance within ASC 326, Financial Instruments - Credit Losses.  The update provides guidance on the measurement of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The amendments replace the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. The updated guidance is to be applied on a modified-retrospective approach and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted for all entities for fiscal years beginning after December 15, 2018, and interim periods therein.  The Company is currently assessing the timing and impact of adopting the updated provisions.

In August 2016, the FASB updated the guidance within ASC 230, Statement of Cash Flows.  The update makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows.  The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted provided all amendments are adopted in the same period.  The guidance requires application using a retrospective transition method.  The Company is currently assessing the timing and impact of adopting the updated provisions.

In October 2016, the FASB updated the guidance within ASC 740, Income Taxes.  The updated guidance requires the recognition of the income tax consequences of an intra-entity asset transfer, other than transfers of inventory, when the transfer occurs.  For intra-entity transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party.  The updated guidance is effective for reporting periods beginning after December 15, 2017, with early adoption permitted only within the first interim period of a fiscal year.  The guidance is required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.  The Company is currently assessing the timing and impact of adopting the updated provisions.

In January 2017, the FASB updated the guidance within ASC 350, Intangibles—Goodwill and Other.  The updated guidance eliminates the second step of the two-step impairment test.  The updated guidance modifies the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value.  An impairment charge should be made if a reporting unit’s carrying amount exceeds its fair value, limited to the amount of goodwill allocated to that reporting unit.  The updated guidance is effective for fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The updated guidance is required to be adopted on a prospective basis.  The Company is currently assessing the timing and impact of adopting the updated provisions.

NOTE B                ACQUISITIONS

On May 26, 2016, the Company acquired Justin’s, LLC (Justin’s) for a preliminary purchase price of $280.9 million.  The transaction provides a cash flow benefit resulting from the amortization of the tax basis of assets, the net present value of which is approximately $70.0 million.  The purchase price is preliminary pending final purchase accounting adjustments, and was funded by the Company with cash on hand and by utilizing short-term financing.  Primary assets acquired include goodwill of $186.4 million and intangibles of $89.9 million.

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

NOTE C                INVENTORIES

Principal components of inventories are:

(in thousands)	January 29, 2017	October 30, 2016
Finished products	$533,893	$553,634
Raw materials and work-in-process	257,614	253,662
Materials and supplies	166,623	178,387
Total	$958,130	$985,683

NOTE D                GOODWILL AND INTANGIBLE ASSETS

The carrying amounts of goodwill for the quarter ended January 29, 2017, are presented in the table below.  The reduction during the first quarter is due to the sale of Farmer John on January 3, 2017.  See additional discussion regarding the Company’s assets held for sale in Note E.

(in thousands)	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	International	Total
Balance as of October 30, 2016	$508,800	$584,443	$203,214	$373,782	$164,258	$1,834,497
Goodwill sold	-	(11,826)	-	-	-	(11,826)
Balance as of January 29, 2017	$508,800	$572,617	$203,214	$373,782	$164,258	$1,822,671

The gross carrying amount and accumulated amortization for definite-lived intangible assets are presented in the table below.  The reduction during the first quarter is due to the sale of Farmer John.

	January 29, 2017		October 30, 2016
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists/relationships	$85,440	$(20,382)	$88,240	$(20,737)
Formulas and recipes	1,950	(1,845)	1,950	(1,796)
Other intangibles	3,100	(1,485)	3,520	(1,677)
Total	$90,490	$(23,712)	$93,710	$(24,210)

Amortization expense was $2.1 million for the quarters ended January 29, 2017 and January 24, 2016.

Estimated annual amortization expense for the five fiscal years after October 30, 2016, is as follows:

(in millions)
2017	$ 8.1
2018	7.6
2019	7.4
2020	7.4
2021	7.4

The carrying amounts for indefinite-lived intangible assets are presented in the table below.  The reduction during the first quarter is due to the sale of Farmer John.

(in thousands)	January 29, 2017	October 30, 2016
Brands/tradenames/trademarks	$819,835	$825,774
Other intangibles	184	7,984
Total	$820,019	$833,758

NOTE E                ASSETS HELD FOR SALE

At the end of fiscal year 2016, the Company was actively marketing Clougherty Packing, LLC, parent company of Farmer John and Saag’s Specialty Meats, along with PFFJ, LLC, farm operations in California, Arizona, and Wyoming (Farmer John).  Through this process, the Company identified the specific assets and liabilities to be sold and allocated goodwill based on the relative fair values of the assets held for sale and the assets that would be retained by the Company.  In November 2016, the Company entered into an agreement for the sale and the transaction closed on January 3, 2017.  The purchase price was $145 million in cash, pending final working capital adjustments.  The assets held for sale were reported within the Company’s Refrigerated Foods segment.  The assets held for sale were not material to the Company’s annual net sales, net earnings, or earnings per share.

Amounts classified as assets and liabilities held for sale on October 30, 2016, were presented on the Company’s Consolidated Statement of Financial Position within their respective accounts, and include the following:

Assets held for sale (in thousands)
Current assets	$80,861
Goodwill	12,703
Intangibles	14,321
Property, plant and equipment	74,812
Total assets held for sale	$182,697

Liabilities held for sale (in thousands)
Total current liabilities held for sale	$44,066

NOTE F                PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic benefit cost for pension and other post-retirement benefit plans consists of the following:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended		Three Months Ended
(in thousands)	January 29, 2017	January 24, 2016	January 29, 2017	January 24, 2016
Service cost	$7,564	$6,680	$275	$316
Interest cost	13,566	13,678	2,871	3,236
Expected return on plan assets	(22,734)	(21,677)	-	-
Amortization of prior service cost	(750)	(1,066)	(1,068)	(1,050)
Recognized actuarial loss	6,541	4,585	628	392
Net periodic cost	$4,187	$2,200	$2,706	$2,894

NOTE G               DERIVATIVES AND HEDGING

The Company uses hedging programs to manage price risk associated with commodity purchases.  These programs utilize futures contracts and swaps to manage the Company’s exposure to price fluctuations in the commodities markets.  The Company has determined its programs which are designated as hedges are highly effective in offsetting the changes in fair value or cash flows generated by the items hedged.

Cash Flow Hedges:  The Company utilizes corn futures to offset price fluctuations in the Company’s future direct grain purchases.  The financial instruments are designated and accounted for as cash flow hedges, and the Company measures the effectiveness of the hedges at least quarterly.  Effective gains or losses related to these cash flow hedges are reported in accumulated other comprehensive loss (AOCL) and reclassified into earnings, through cost of products sold, in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  The Company typically does not hedge its grain exposure beyond the next two upcoming fiscal years.  As of January 29, 2017, and October 30, 2016, the Company had the following outstanding commodity futures contracts that were entered into to hedge forecasted purchases:

Volume
Commodity	January 29, 2017	October 30, 2016
Corn	18.3 million bushels	22.4 million bushels

As of January 29, 2017, the Company has included in AOCL, hedging gains of $7.1 million (before tax) relating to these positions, compared to gains of $9.2 million (before tax) as of October 30, 2016.  The Company expects to recognize the majority of these gains over the next 12 months.

Fair Value Hedges:  The Company utilizes futures to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The intent of the program is to make the forward priced commodities cost nearly the same as cash market purchases at the date of delivery.  The futures contracts are designated and accounted for as fair value hedges, and the Company measures the effectiveness of the hedges at least quarterly.  Changes in the fair value of the futures contracts, along with the gain or loss on the hedged purchase commitment, are marked-to-market through earnings and are recorded on the Consolidated Statements of Financial Position as a current asset and liability, respectively.  Effective gains or losses related to these fair value hedges are recognized through cost of products sold in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  As of January 29, 2017, and October 30, 2016, the Company had the following outstanding commodity futures contracts designated as fair value hedges:

Volume
Commodity	January 29, 2017	October 30, 2016
Corn	3.6 million bushels	3.6 million bushels
Lean hogs	0.2 million cwt	0.2 million cwt

Other Derivatives:  The Company holds certain futures and options contract positions as part of a merchandising program and to manage the Company’s exposure to fluctuations in commodity markets.  The Company has not applied hedge accounting to these positions.

As of January 29, 2017, and October 30, 2016, the Company had the following outstanding futures and options contracts related to these programs:

Volume
Commodity	January 29, 2017	October 30, 2016
Corn	0.1 million bushels	4.0 million bushels
Soybean meal	-	11,000 tons

Fair Values:  The fair values of the Company’s derivative instruments (in thousands) as of January 29, 2017, and October 30, 2016, were as follows:

Fair Value (1)
	Location on Consolidated Statements of Financial Position	January 29, 2017	October 30, 2016
Asset Derivatives:
Derivatives Designated as Hedges:
Commodity contracts	Other current assets	$ (1,832)	$ (194)

Derivatives Not Designated as Hedges:
Commodity contracts	Other current assets	1	144

Total Asset Derivatives		$ (1,831)	$ (50)

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

Derivative Gains and Losses:  Gains or losses (before tax, in thousands) related to the Company’s derivative instruments for the three months ended January 29, 2017, and January 24, 2016, were as follows:

	Gain/(Loss) Recognized in AOCL (Effective Portion) (1)		Location on	Gain/(Loss) Reclassified from AOCL into Earnings (Effective Portion) (1)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2)(4)
	Three Months Ended		Consolidated	Three Months Ended		Three Months Ended
Cash Flow Hedges:	January 29, 2017	January 24, 2016	Statements of Operations	January 29, 2017	January 24, 2016	January 29, 2017	January 24, 2016
Commodity contracts	$ (646)	$ (2,848)	Cost of products sold	$ 1,469	$ (767)	$ -	$ 1

	Location on	Gain/(Loss) Recognized in Earnings (Effective Portion) (3)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2)(5)
	Consolidated	Three Months Ended		Three Months Ended
Fair Value Hedges:	Statements of Operations	January 29, 2017	January 24, 2016	January 29, 2017	January 24, 2016
Commodity contracts	Cost of products sold	$ (54)	$ 1,242	$ -	$ (252)

	Location on	Gain/(Loss) Recognized in Earnings
	Consolidated	Three Months Ended
Derivatives Not Designated as Hedges:	Statements of Operations	January 29, 2017	January 24, 2016
Commodity contracts	Cost of products sold	$ (228)	$ (480)

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

Investments in and receivables from affiliates consists of the following:

(in thousands)	Segment	% Owned	January 29, 2017	October 30, 2016
MegaMex Foods, LLC	Grocery Products	50%	$ 182,191	$ 180,437
Foreign Joint Ventures	International & Other	Various (26-40%)	61,677	59,153
Total			$ 243,868	$ 239,590

Equity in earnings of affiliates consists of the following:

Three Months Ended
(in thousands)	Segment	January 29, 2017	January 24, 2016
MegaMex Foods, LLC	Grocery Products	$ 9,071	$ 7,205
Foreign Joint Ventures	International & Other	4,228	4,270
Total		$ 13,299	$ 11,475

Dividends received from affiliates for the three months ended January 29, 2017 were $2.5 million, compared to $5.0 million dollars of dividends received for the three months ended January 24, 2016.

The Company recognized a basis difference of $21.3 million associated with the formation of MegaMex Foods, LLC, of which $15.1 million is remaining as of January 29, 2017.  This difference is being amortized through equity in earnings of affiliates.

NOTE I                                                   ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss are as follows:

(in thousands)	Foreign Currency Translation	Pension & Other Benefits	Deferred Gain (Loss) - Hedging	Accumulated Other Comprehensive Loss
Balance at October 30, 2016	$ (5,489)	$ (296,552)	$ 5,738	$ (296,303)
Unrecognized gains (losses):
Gross	(7,847)	30	(646)	(8,463)
Tax effect	-	(11)	242	231
Reclassification into net earnings:
Gross	-	5,321 (1)	(1,469) (2)	3,852
Tax effect	-	(2,007)	550	(1,457)
Net of tax amount	(7,847)	3,333	(1,323)	(5,837)
Balance at January 29, 2017	$ (13,336)	$ (293,219)	$ 4,415	$ (302,140)

(1)                                  Included in the computation of net periodic cost (see Note F “Pension and Other Post-Retirement Benefits” for additional details).

(2)                                  Included in cost of products sold in the Consolidated Statements of Operations.

NOTE J                                                 INCOME TAXES

The amount of unrecognized tax benefits, including interest and penalties, is recorded in other long-term liabilities.  If recognized, as of January 29, 2017 and January 24, 2016, $20.6 million and $16.6 million, respectively, would impact the Company’s effective tax rate.  The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense, with $0.1 million and $0.3 million interest and penalties included in expense in the first quarter of fiscal 2017 and 2016, respectively.  The amount of accrued interest and penalties at January 29, 2017, and January 24, 2016 associated with unrecognized tax benefits was $2.7 million and $3.5 million, respectively.

The Company is regularly audited by federal and state taxing authorities.  The United States Internal Revenue Service (I.R.S.) concluded their examination of fiscal year 2015 in the first quarter of fiscal 2017.   The Company has elected to participate in the  Compliance Assurance Process (CAP) for fiscal years 2016 and 2017.  The objective of CAP is to contemporaneously work with the I.R.S. to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return.  The Company may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time.

The Company is in various stages of audit by several state taxing authorities on a variety of fiscal years, as far back as 2011.  While it is reasonably possible that one or more of these audits may be completed within the next

12 months and that the related unrecognized tax benefits may change, based on the status of the examinations it is not possible to reasonably estimate the effect of any amount of such change to previously recorded uncertain tax positions.

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

A reconciliation of the number of options outstanding and exercisable (in thousands) as of January 29, 2017, and changes during the quarter then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 30, 2016	31,998	$16.05
Granted	2,083	33.31
Exercised	2,025	9.90
Forfeited	36	9.35
Outstanding at January 29, 2017	32,020	17.57	5.1 years	$ 598,602
Exercisable at January 29, 2017	25,384	$14.14	4.3 years	$ 558,635

The weighted-average grant date fair value of stock options granted and the total intrinsic value of options exercised (in thousands) during the first quarter of fiscal years 2017 and 2016 are as follows:

Three Months Ended
	January 29, 2017	January 24, 2016
Weighted-average grant date fair value	$ 6.33	$ 7.71
Intrinsic value of exercised options	$ 51,942	$ 58,052

The fair value of each option award is calculated on the date of grant using the Black-Scholes valuation model utilizing the following weighted-average assumptions:

	Three Months Ended
	January 29, 2017	January 24, 2016
Risk-free interest rate	2.4%	2.1%
Dividend yield	2.0%	1.5%
Stock price volatility	19.0%	19.0%
Expected option life	8 years	8 years

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

Nonvested shares vest on the earlier of the day before the Company’s next annual meeting date or one year.  There were no changes to the balance of nonvested shares during the first quarter, with 46 thousand shares outstanding at a weighted-average grant date fair value of $41.01 as of January 29, 2017.

Stock-based compensation expense, along with the related income tax benefit, for the first quarter of fiscal years 2017 and 2016 is presented in the table below.

	Three Months Ended
(in thousands)	January 29, 2017	January 24, 2016
Stock-based compensation expense recognized	$7,240	$7,162
Income tax benefit recognized	(2,747)	(2,717)
After-tax stock-based compensation expense	$4,493	$4,445

At January 29, 2017, there was $15.8 million of total unrecognized compensation expense from stock-based compensation arrangements granted under the plans.  This compensation is expected to be recognized over a weighted-average period of approximately 3.0 years.  During the quarter ended January 29, 2017, cash received from stock option exercises was $7.4 million compared to $3.5 million for the quarter ended January 24, 2016.  The total tax benefit to be realized for tax deductions from these option exercises for the quarter ended January 29, 2017, was $19.6 million compared to $22.0 million in the comparable quarter of fiscal 2016.

Shares issued for option exercises and nonvested shares may either be unissued authorized shares, or treasury stock shares acquired in the open market or otherwise.

NOTE L                                               FAIR VALUE MEASUREMENTS

Pursuant to the provisions of ASC 820, Fair Value Measurements and Disclosures (ASC 820), the Company measures certain assets and liabilities at fair value or discloses the fair value of certain assets and liabilities recorded at cost in the Consolidated Statements of Financial Position .  Fair value is calculated as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  ASC 820 establishes a fair value hierarchy which requires assets and liabilities measured at fair value to be categorized into one of three levels based on the inputs used in the valuation.  Assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement.  The three levels are defined as follows:

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of January 29, 2017, and October 30, 2016, and their level within the fair value hierarchy, are presented in the tables below.

	Fair Value Measurements at January 29, 2017
(in thousands)	Fair Value at January 29, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Cash and cash equivalents (1)	$ 609,821	$ 609,821	$ -	$ -
Other trading securities (2)	123,853	40,967	82,886	-
Commodity derivatives (3)	2,540	2,540	-	-
Total Assets at Fair Value	$ 736,214	$ 653,328	$ 82,886	$ -

Liabilities at Fair Value:
Deferred compensation (2)	61,366	30,338	31,028	-
Total Liabilities at Fair Value	$ 61,366	$ 30,338	$ 31,028	$ -

	Fair Value Measurements at October 30, 2016
(in thousands)	Fair Value at October 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Cash and cash equivalents (1)	$ 415,143	$ 415,143	$ -	$ -
Other trading securities (2)	122,305	39,903	82,402	-
Commodity derivatives (3)	3,094	3,094	-	-
Total Assets at Fair Value	$ 540,542	$ 458,140	$ 82,402	$ -

Liabilities at Fair Value
Deferred compensation (2)	60,949	28,768	32,181	-
Total Liabilities at Fair Value	$ 60,949	$ 28,768	$ 32,181	$ -

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

(2)                                  The Company holds trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans.  The rabbi trust is included in other assets on the Consolidated Statements of Financial Position and is valued based on the underlying fair value of each fund held by the trust.  A majority of the funds held related to the supplemental executive retirement plans have been invested in fixed income funds managed by a third party.  The declared rate on these funds is set based on a formula using the yield of the general account investment portfolio that supports the fund, adjusted for expenses and other charges.  The rate is guaranteed for one year at issue, and may be reset annually on the policy anniversary, subject to a guaranteed minimum rate.  As the value is based on adjusted market rates, and the fixed rate is only reset on an annual basis, these funds are classified as Level 2.  The remaining funds held are also managed by a third party, and include equity securities, money market accounts, bond funds, or other portfolios for which there is an active quoted market.  Therefore these securities are classified as Level 1.  The related deferred compensation liabilities are included in other long-term liabilities on the Consolidated Statements of Financial Position and are valued based on the underlying investment selections held in each participant’s account.  Investment options generally mirror those funds held by the rabbi trust, for which there is an active quoted market.  Therefore these investment balances are classified as Level 1.  The Company also offers a fixed rate investment option to participants.  The rate earned on these investments is adjusted annually based on a specified percentage of the I.R.S. Applicable Federal Rates.  These balances are classified as Level 2.

(3)                                  The Company’s commodity derivatives represent futures contracts used in its hedging or other programs to offset price fluctuations associated with purchases of corn and soybean meal, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The Company’s futures contracts for corn and soybean meal are traded on the Chicago Board of Trade, while futures contracts for lean hogs are traded on the Chicago Mercantile Exchange.  These are active markets with quoted prices available and therefore these contracts are classified as Level 1.  All derivatives are reviewed for potential credit risk and risk of nonperformance.  The Company nets the derivative assets and liabilities for each of its hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract.  The net balance for each program is included in other current assets or accounts payable, as appropriate, in the Consolidated Statements of Financial Position.  As of January 29, 2017, the Company has recognized the right to reclaim net cash collateral of $4.4 million from various counterparties (including $14.8 million of realized gains offset by cash owed of $10.4 million on closed positions).  As of October 30, 2016, the Company had recognized the right to reclaim net cash collateral of $3.1 million from various counterparties (including $7.1 million of realized gains offset by cash owed of $4.0 million on closed positions).

The Company’s financial assets and liabilities also include accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value.  The Company does not carry its long-term debt at fair value in its Consolidated Statements of Financial Position.  Based on borrowing rates available to the Company for long-term financing with similar terms and average maturities, the fair value of long-term debt, utilizing discounted cash flows (Level 2), was $272.2 million as of January 29, 2017, and $274.9 million as of October 30, 2016.

In accordance with the provisions of ASC 820, the Company also measures certain nonfinancial assets and liabilities at fair value that are recognized or disclosed on a nonrecurring basis (e.g. goodwill, intangible assets, and property, plant and equipment).  During the first quarter ended January 29, 2017, and January 24, 2016, there were no remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

NOTE M                                            EARNINGS PER SHARE DATA

The reported net earnings attributable to the Company were used when computing basic and diluted earnings per share.  The following table sets forth the shares used as the denominator for those computations:

	Three Months Ended
(in thousands)	January 29, 2017	January 24, 2016
Basic weighted-average shares outstanding	528,585	528,862
Dilutive potential common shares	11,479	13,875
Diluted weighted-average shares outstanding	540,064	542,737

For the three months ended January 29, 2017, and January 24, 2016, a total of 3.4 million and 1.0 million weighted- average stock options, respectively, were not included in the computation of dilutive potential common shares since their inclusion would have had an antidilutive effect on earnings per share.

NOTE N                                               SEGMENT REPORTING

The Company develops, processes, and distributes a wide array of food products in a variety of markets.  The Company reports its results in the following five segments:  Grocery Products, Refrigerated Foods, Jennie-O Turkey Store, Specialty Foods, and International & Other.

The Grocery Products segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market.  This segment also includes the results from the Company’s MegaMex Foods, LLC joint venture.

The Refrigerated Foods segment consists primarily of the processing, marketing, and sale of branded and unbranded pork, beef, chicken, and turkey products products for retail, foodservice, and fresh product customers. The Jennie-O Turkey Store segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for retail, foodservice, and fresh product customers.

The Specialty Foods segment consists of the processing, marketing, and sale of nutritional and private label shelf-stable products to retail, foodservice, and industrial customers.

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

	Three Months Ended
(in thousands)	January 29, 2017	January 24, 2016

Sales to Unaffiliated Customers
Grocery Products	$417,745	$392,218
Refrigerated Foods	1,123,039	1,162,121
Jennie-O Turkey Store	420,989	372,066
Specialty Foods	192,629	237,779
International & Other	125,825	128,488
Total	$2,280,227	$2,292,672

Intersegment Sales
Grocery Products	$-	$-
Refrigerated Foods	2,139	2,330
Jennie-O Turkey Store	28,256	30,403
Specialty Foods	5	-
International & Other	-	-
Total	$30,400	$32,733
Intersegment elimination	(30,400)	(32,733)
Total	$-	$-

Net Sales
Grocery Products	$417,745	$392,218
Refrigerated Foods	1,125,178	1,164,451
Jennie-O Turkey Store	449,245	402,469
Specialty Foods	192,634	237,779
International & Other	125,825	128,488
Intersegment elimination	(30,400)	(32,733)
Total	$2,280,227	$2,292,672

Segment Operating Profit
Grocery Products	$65,627	$65,273
Refrigerated Foods	173,808	166,908
Jennie-O Turkey Store	68,180	91,303
Specialty Foods	26,749	26,793
International & Other	25,463	24,287
Total segment operating profit	$359,827	$374,564

Net interest and investment expense (income)	577	5,370
General corporate expense	4,621	15,132
Less: Noncontrolling interest	156	106

Earnings before income taxes	$354,785	$354,168

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s Critical Accounting Policies, as disclosed in its Annual Report on Form 10-K for the fiscal year ended October 30, 2016.

RESULTS OF OPERATIONS

Overview

The Company is a processor of branded and unbranded food products for retail, foodservice, and fresh product customers.  It operates in five reportable segments as described in Note N “Segment Reporting” in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The Company reported net earnings per diluted share of $0.44 for the first quarter of fiscal 2017, compared to $0.43 per diluted share in the first quarter of fiscal 2016.  Significant factors impacting the quarter were:

•                  Three of the Company’s five segments generated segment profit growth.

•                  The Refrigerated Foods segment grew earnings on value-added product growth.

•                  International & Other (International) segment profit increased due to strong pork exports.

•                  Grocery Products segment profit benefitted from strong value-added product sales.

•                  Specialty Foods segment profit was flat primarily due to the divestiture of Diamond Crystal Brands (DCB) in May 2016.

•                  Jennie-O Turkey Store (JOTS) profits decreased during the quarter due to much lower turkey commodity prices and higher expenses coupled with competitive pressures.

Consolidated Results

Net earnings and diluted earnings per share

	Three Months Ended
(in thousands, except per share amounts)	January 29, 2017	January 24, 2016	% Change
Net earnings	$235,147	$235,061	0.0
Diluted earnings per share	0.44	0.43	2.3

Net sales

	Three Months Ended
(in thousands)	January 29, 2017	January 24, 2016	% Change
Net sales	$2,280,227	$2,292,672	(0.5)
Adjusted(1) net sales	2,166,661	2,096,854	3.3
Tonnage (lbs.)	1,244,909	1,269,155	(1.9)
Adjusted(1) tonnage	1,162,159	1,107,347	4.9

(1) The non-GAAP adjusted financial measurements are presented to provide investors additional information to facilitate the comparison of past and present operations. The company believes these non-GAAP adjusted financial measurements provide useful information to investors because they are the measurements used to evaluate performance on a comparable year-over-year basis. Non-GAAP measurements are not intended to be a substitute for U.S. GAAP measurements in analyzing financial performance. These non-GAAP measurements are not in accordance with generally accepted accounting principles and may be different from non-GAAP measures used by other companies.

Adjusted net sales and volume excludes the impact from the Justin’s, LLC acquisition in May 2016, and the divestitures of the DCB business in May 2016, and the Farmer John business in January 2017. The tables below show the calculations to reconcile from the non-GAAP adjusted measures to the GAAP measures in first quarter of fiscal 2016 and the first quarter of fiscal 2017.

Net Sales
				2017			Farmer	2016
	2017	Justin’s	Farmer John	Non-GAAP	2016	DCB	John	Non-GAAP	Non-GAAP
(in thousands)	Net Sales	Acquisition	Divestiture	Net Sales	Net Sales	Divestiture	Divestiture	Net Sales	% Change
Grocery Products	$ 417,745	$ (13,335)	$ -	$ 404,410	$ 392,218	$ -	$ -	$ 392,218	3.1%
Refrigerated Foods	1,123,039		(100,231)	1,022,808	1,162,121		(132,901)	1,029,220	(0.6%)
Jennie-O Turkey Store	420,989			420,989	372,066			372,066	13.1%
Specialty Foods	192,629			192,629	237,779	(62,917)		174,862	10.2%
International & Other	125,825			125,825	128,488			128,488	(2.1%)
Total Net Sales	$ 2,280,227	$ (13,335)	$ (100,231)	$ 2,166,661	$ 2,292,672	$ (62,917)	$ (132,901)	$ 2,096,854	3.3%

Tonnage (lbs.)
				2017			Farmer	2016
	2017	Justin’s	Farmer John	Non-GAAP	2016	DCB	John	Non-GAAP	Non-GAAP
(in thousands)	Tonnage	Acquisition	Divestiture	Tonnage	Tonnage	Divestiture	Divestiture	Tonnage	% Change
Grocery Products	225,963	(2,296)		223,667	218,265			218,265	2.5%
Refrigerated Foods	614,425		(80,454)	533,971	635,652		(100,774)	534,878	(0.2%)
Jennie-O Turkey Store	216,643			216,643	178,275			178,275	21.5%
Specialty Foods	112,829			112,829	161,445	(61,034)		100,411	12.4%
International & Other	75,049			75,049	75,518			75,518	(0.6%)
Total Tonnage	1,244,909	(2,296)	(80,454)	1,162,159	1,269,155	(61,034)	(100,774)	1,107,347	4.9%

The decline in net sales was primarily related to the divestiture of DCB on May 9, 2016 leading to a lower sales comparison for the Specialty Foods segment for the first quarter of fiscal 2017.  Partially offsetting the lower sales, JOTS enjoyed strong demand for branded products coupled with a positive comparison to the prior year which was impacted by turkey supply shortages due to highly pathogenic avian influenza (HPAI).  Grocery Products also showed nice growth in net sales.

Cost of products sold

	Three Months Ended
(in thousands)	January 29, 2017	January 24, 2016	% Change
Cost of products sold	$1,727,947	$1,734,661	(0.4)

Cost of products sold was relatively flat for the first quarter of fiscal 2017 compared to the prior year as input costs were mixed.  Feed costs for JOTS were lower compared to the prior year, but bird yields underperformed.  Beef prices were also lower for the first quarter, which provided a benefit to many of the Company’s value-added products.

Gross profit

	Three Months Ended
(in thousands)	January 29, 2017	January 24, 2016	% Change
Gross profit	$552,280	$558,011	(1.0)
Percentage of net sales	24.2	24.3

Higher margins from the Refrigerated Foods, Grocery Products, International, and Specialty Foods segments in the first quarter of fiscal 2017 were unable to offset the much lower results in the JOTS segment.  Solid value-added sales growth for Refrigerated Foods and strong pork exports for the International segment enhanced margins for the quarter.  The rapid increases in hog and belly prices in January created short-term margin pressures for some of the Company’s value-added products.  The Company’s China meat business continued to be challenged with high raw material costs, resulting in profit declines for the first quarter.

The Company expects continued growth in many value-added retail and foodservice products within Refrigerated Foods, such as Hormel Natural Choice, Hormel Gatherings party trays, Hormel pepperoni, Hormel Bacon 1 fully-cooked bacon, and Hormel Fire Braised meats.  Grocery Products is expected to continue to build momentum, especially in the second half of the fiscal year, aided by growth in products lines such as SKIPPY peanut butter, Justin’s specialty nut butters, and the Company’s Mexican foods portfolio.  Specialty Foods will lap the divestiture of DCB in May.  Strong export sales are expected for the International segment.  While Jennie-O branded products continue to show positive demand trends, JOTS expects to see sustained pressure from the commodity markets and competitive price compression.

Selling, general and administrative (SG&A)

	Three Months Ended
(in thousands)	January 29, 2017	January 24, 2016	% Change
SG&A	$210,217	$209,948	0.1
Percentage of net sales	9.2	9.2

SG&A expenses were relatively flat in the first quarter of fiscal 2017 compared to the prior year.  Lower employee-related expenses offset higher advertising expenses compared to the prior year.

Equity in earnings of affiliates

	Three Months Ended
(in thousands)	January 29, 2017	January 24, 2016	% Change
Equity in earnings of affiliates	$13,299	$11,475	15.9

The improved results for the first quarter of fiscal 2017 reflect strong results from the Herdez and Wholly Guacamole brands within the Company’s MegaMex Foods, LLC joint venture.

Effective tax rate

	Three Months Ended
	January 29, 2017	January 24, 2016
Effective tax rate (%)	33.7	33.6

The Company expects a full-year effective tax rate between 33.0 and 33.5 percent for fiscal 2017.

Segment Results

Net sales and operating profits for each of the Company’s reportable segments are set forth below.  The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets.  Therefore, the Company does not represent that these segments, if operated independently, would report the operating profit and other financial information shown below.  Additional segment financial information can be found in Note N “Segment Reporting” of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

	Three Months Ended
(in thousands)	January 29, 2017	January 24, 2016	% Change
Net Sales
Grocery Products	$417,745	$392,218	6.5
Refrigerated Foods	1,123,039	1,162,121	(3.4)
Jennie-O Turkey Store	420,989	372,066	13.1
Specialty Foods	192,629	237,779	(19.0)
International & Other	125,825	128,488	(2.1)
Total	$2,280,227	$2,292,672	(0.5)

Segment Operating Profit
Grocery Products	$65,627	$65,273	0.5
Refrigerated Foods	173,808	166,908	4.1
Jennie-O Turkey Store	68,180	91,303	(25.3)
Specialty Foods	26,749	26,793	(0.2)
International & Other	25,463	24,287	4.8

Total segment operating profit	$359,827	$374,564	(3.9)
Net interest and investment expense (income)	577	5,370	(89.3)
General corporate expense	4,621	15,132	(69.5)
Less: Noncontrolling interest	156	106	47.2

Earnings before income taxes	$354,785	$354,168	0.2

Grocery Products

Results for the Grocery Products segment compared to the prior year are as follows:

	Three Months Ended
(in thousands)	January 29, 2017	January 24, 2016	% Change
Net sales	$417,745	$392,218	6.5
Tonnage (lbs.)	225,963	218,265	3.5
Segment profit	$65,627	$65,273	0.5

The addition of Justin’s specialty nut butters along with strong sales from brands such as Wholly Guacamole, Herdez, and SKIPPY all contributed to sales and volume growth.

Segment profit results benefited from the increased sales of the categories listed above, partially offset by increased advertising expenses and integration costs for the Justin’s business.

The Company anticipates segment profit growth in the second quarter due to the addition of Justin’s specialty nut butters and positive sales trends for key product lines including SKIPPY peanut butter and Wholly Guacamole dips.

Refrigerated Foods

Results for the Refrigerated Foods segment compared to the prior year are as follows:

	Three Months Ended
(in thousands)	January 29, 2017	January 24, 2016	% Change
Net sales	$1,123,039	$1,162,121	(3.4)
Tonnage (lbs.)	614,425	635,652	(3.3)
Segment profit	$173,808	$166,908	4.1

The divestiture of Farmer John during the first quarter was the primary contributor to the lower net sales in fiscal 2017.  Many of the Company’s value-added products enjoyed strong sales growth during the quarter.  Innovative foodservice items such as Hormel Bacon 1 fully cooked bacon and Hormel Fire Braised meats delivered solid growth.  Retail items such as Hormel Gatherings party trays, Hormel Natural Choice meats, and Applegate bacon and breakfast sausage delivered growth.

Refrigerated Foods segment profit finished above the prior year’s strong results with solid value-added profit growth of both retail and foodservice products, partially offset by higher operating expenses.

Looking forward, the Company expects sales growth to be muted by the divestiture of the Farmer John business.  Input costs are expected to generally trend higher than fiscal 2016 levels, but continued strong results are expected in the Company’s value-added businesses.

Jennie-O Turkey Store

Results for the JOTS segment compared to the prior year are as follows:

	Three Months Ended
(in thousands)	January 29, 2017	January 24, 2016	% Change
Net sales	$420,989	$372,066	13.1
Tonnage (lbs.)	216,643	178,275	21.5
Segment profit	$68,180	$91,303	(25.3)

The substantial increase in net sales for the quarter is linked to the HPAI impacted results from the prior year.  Retail sales of Jennie-O lean ground turkey, Jennie-O turkey bacon, and Jennie-O Oven Ready products improved during the first quarter of fiscal 2017.   Foodservice and deli sales were also strong, showing significant increases against the HPAI impacted results from the prior year when some products were on allocation.

Segment profit for the first quarter dropped significantly year over year.  The first quarter of fiscal 2016 was affected by reduced turkey supplies due to HPAI and substantially higher commodity prices, compared to the multi-year lows experienced in the first quarter of fiscal 2017.  These impacts, along with increased expenses and increased competition due to an abundance of protein in the market, caused a majority of the decrease.

Looking forward, challenging commodity turkey prices, along with competitive pressures from ground beef will continue to challenge year over year comparisons in the second quarter in tonnage, net sales, and segment profit.

Specialty Foods

Results for the Specialty Foods segment compared to the prior year are as follows:

	Three Months Ended
(in thousands)	January 29, 2017	January 24, 2016	% Change
Net sales	$192,629	$237,779	(19.0)
Tonnage (lbs.)	112,829	161,445	(30.1)
Segment profit	$26,749	$26,793	(0.2)

The results for the first quarter reflect the May 9, 2016 divestiture of DCB resulting in lower sales and segment profit in fiscal 2017.  Muscle Milk protein nutrition products and CytoSport powders provided net sales and segment profit gains to mitigate some of the loss from DCB.  Innovative new items such as Muscle Milk bars and yogurt smoothies performed well.  Increased advertising investment for Muscle Milk protein nutrition products reduced segment profit gains.

Looking ahead in fiscal 2017, the Company expects the remaining Specialty Foods business to perform better than last year.

International & Other

Results for the International segment compared to the prior year are as follows:

	Three Months Ended
(in thousands)	January 29, 2017	January 24, 2016	% Change
Net sales	$125,825	$128,488	(2.1)
Tonnage (lbs.)	75,049	75,518	(0.6)
Segment profit	$25,463	$24,287	4.8

Pork exports experienced double-digit net sales growth for the first quarter.  However, these gains were unable to offset declines for branded exports compared to the prior year.  The declines were primarily due to the timing of shipments into key markets, which shifted volume into the second quarter of fiscal 2017.  The Company’s China operations showed net sales improvement for the quarter.

Segment profit results for the first quarter of fiscal 2017 were driven by strong pork export margins, as markets improved significantly compared to fiscal 2016.  This increase more than offset reduced margins due to the delay in export shipments noted above.  The Company’s China meat business continued to be challenged with high raw material costs, resulting in profit declines for the first quarter.

Entering second quarter, the Company expects pork export margins to remain favorable and growth to resume in branded export categories, including SPAM and SKIPPY.  The Company’s China operations will continue to be challenged with higher raw material costs though the first half, and start-up costs related to the new plant in Jiaxing, China, which will impact year-over-year comparative results for that business.

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

	Three Months Ended
(in thousands)	January 29, 2017	January 24, 2016
Net interest and investment expense (income)	$577	$5,370
Interest expense	3,026	3,407
General corporate expense	4,621	15,132
Noncontrolling interest earnings	156	106

General corporate expenses were lower in the first quarter of fiscal 2017 compared to the prior year, primarily on lower employee-related and legal expenses.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions that was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $609.8 million at the end of the first quarter of fiscal 2017 compared to $375.2 million at the end of the comparable fiscal 2016 period.

Cash provided by operating activities was $177.6 million in the first quarter of fiscal 2017 compared to $278.7 million in the same period of fiscal 2016.  Higher working capital was the primary driver of the lower cash flows.

Cash provided by investing activities was $105.6 million in the first quarter of fiscal 2017 compared to cash used of $21.0 million in the comparable quarter of fiscal 2016.  In the first quarter of fiscal 2017, the Company received $135.9 million for the sale of Farmer John.  Capital expenditures increased $4.4 million in the first quarter of fiscal 2017 compared to the prior year.  The Company currently estimates its fiscal 2017 capital expenditures will be approximately $200.0 million.  Projects include completion of the Company’s plant in Jiaxing, China, numerous capacity expansions for value-added products, and ongoing investments for food and employee safety.

Cash used in financing activities was $82.2 million in the first quarter of fiscal 2017 compared to $227.5 million in the same period of fiscal 2016.  In the first quarter of fiscal 2016, the outstanding $185.0 million borrowed to acquire Applegate in fiscal 2015 was paid down.  The Company repurchased $30.6 million of its common stock in the first quarter of fiscal 2017 compared to none in fiscal 2016.  For additional information pertaining to the Company’s share repurchase plans or programs, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Cash dividends paid to the Company’s shareholders continue to be an ongoing financing activity for the Company.  Dividends paid in the first quarter of fiscal 2017 were $76.6 million compared to $66.1 million in the comparable period of fiscal 2016.  For fiscal 2017, the annual dividend rate has been increased to $0.68 per share, representing the 51st consecutive annual dividend increase.  The Company has paid dividends for 354 consecutive quarters and expects to continue doing so.

The Company is required, by certain covenants in its debt agreements, to maintain specified levels of financial ratios and financial position.  At the end of the first quarter of fiscal 2017, the Company was in compliance with all of these debt covenants.

Cash flows from operating activities continue to provide the Company with its principal source of liquidity.  The Company does not anticipate a significant risk to cash flows from this source in the foreseeable future because the Company operates in a relatively stable industry and has strong brands across many product lines.

The Company remains dedicated to returning excess cash flow to shareholders through dividend payments.  Growing the business through innovation and evaluating opportunities for strategic acquisitions remains a focus for the Company.  Reinvestments in the business to ensure employee and food safety remain a top priority for the Company.  Capital spending to enhance and expand current operations will also be a significant cash outflow for fiscal 2017.

Contractual Obligations and Commercial Commitments

The Company records income taxes in accordance with the provisions of ASC 740, Income Taxes.  The Company is unable to determine its contractual obligations by year related to this pronouncement, as the ultimate amount or timing of settlement of its reserves for income taxes cannot be reasonably estimated.  The total liability for unrecognized tax benefits, including interest and penalties, at January 29, 2017, was $20.6 million.

There have been no other material changes to the information regarding the Company’s future contractual financial obligations that was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2016.

Off-Balance Sheet Arrangements

As of January 29, 2017, and October 30, 2016, the Company had $46.9 million and $44.4 million, respectively, of standby letters of credit issued on its behalf.  The standby letters of credit are primarily related to the Company’s self-insured workers compensation programs.  However, that amount also includes revocable standby letters of credit totaling $4.0 million for obligations of an affiliated party that may arise under workers’ compensation claims.  Letters of credit are not reflected in the Company’s Consolidated Statements of Financial Position.

Trademarks

References to the Company’s brands or products in italics within this report represent valuable trademarks owned or licensed by Hormel Foods, LLC or other subsidiaries of Hormel Foods Corporation.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Hog Markets:  The Company’s earnings are affected by fluctuations in the live hog market.  To minimize the impact on earnings, and to ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 10 years.  Purchased hogs under contract accounted for 94 percent and 93 percent of the total hogs purchased by the Company during the first quarter of fiscal 2017 and 2016, respectively.  The majority of these contracts use market-based formulas based on hog futures, hog primal values, or industry reported hog markets.  Other contracts use a formula based on the cost of production, which can fluctuate independently from hog markets.  The Company’s value-added branded portfolio helps mitigate changes in hog and pork market prices.  Therefore, a hypothetical 10 percent change in the cash hog market would have had an immaterial effect on the Company’s annual results of operations.

Certain procurement contracts allow for future hog deliveries (firm commitments) to be forward priced.  The Company generally hedges these firm commitments by using hog futures contracts.  These futures contracts are designated and accounted for as fair value hedges.  The change in the market value of such futures contracts is highly effective at offsetting changes in price movements of the hedged item, and the Company evaluates the effectiveness of the contracts at least quarterly.  Changes in the fair value of the futures contracts, along with the gain or loss on the firm commitment, are marked-to-market through earnings and are recorded on the Consolidated Statements of Financial Position as a current asset and liability, respectively.  The fair value of the Company’s open futures contracts as of January 29, 2017, was $(0.4) million compared to $1.4 million as of October 30, 2016.

The Company measures its market risk exposure on its hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in market prices.  A 10 percent increase in market prices would have negatively impacted the fair value of the Company’s January 29, 2017, open contracts by $1.2 million, which in turn would lower the Company’s future cost of purchased hogs by a similar amount.

Turkey Production Costs:  The Company raises or contracts for live turkeys to meet some of its raw material supply requirements.  Production costs in raising turkeys are subject primarily to fluctuations in feed prices, and to a lesser extent, fuel costs.  Under normal, long-term market conditions, changes in the cost to produce turkeys are offset by proportional changes in their respective markets.

To reduce the Company’s exposure to changes in grain prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future direct grain purchases.  This program currently utilizes corn futures for JOTS, and these contracts are accounted for under cash flow hedge accounting.  The fair value of the Company’s open futures contracts as of January 29, 2017, was $(2.1) million compared to $(3.2) million, before tax, as of October 30, 2016.

The Company measures its market risk exposure on its grain futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain.  A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s January 29, 2017, open grain contracts by $7.0 million, which in turn would lower the Company’s future cost on purchased grain by a similar amount.

Long-Term Debt:  A principal market risk affecting the Company is the exposure to changes in interest rates on the Company’s fixed-rate, long-term debt.  Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $2.3 million.  The fair value of the Company’s long-term debt was estimated using discounted future cash flows based on the Company’s incremental borrowing rate for similar types of borrowing arrangements.

Investments:  The Company holds trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans.  As of January 29, 2017, the balance of these securities totaled $123.9 million compared to $122.3 million as of October 30, 2016.  A majority of these securities represent fixed income funds.  The Company is subject to market risk due to fluctuations in the value of the remaining investments, as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis.  A 10 percent decline in the value of the investments not held in fixed income funds would have a direct negative impact to the Company’s pretax earnings of approximately $4.1 million, while a 10 percent increase in value would have a positive impact of the same amount.

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

(b)               Internal Controls.

During the first quarter of fiscal 2017, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s business may be adversely affected by changes in national or global economic conditions, including inflation, interest rates, availability of capital, energy availability and costs (including fuel surcharges), and the effects of governmental initiatives to manage economic conditions.  Decreases in consumer spending rates and shifts in consumer product preferences could also negatively impact the Company.

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

The Company also utilizes hedging programs to manage its exposure to various commodity market risks, which qualify for hedge accounting for financial reporting purposes.  Volatile fluctuations in market conditions could cause these instruments to become ineffective, which could require any gains or losses associated with these instruments to be reported in the Company’s earnings each period.  These instruments may also limit the

Company’s ability to benefit from market gains if commodity prices become more favorable than those that have been secured under the Company’s hedging programs.  Most recently, due to market volatility the Company temporarily suspended the use of the special hedge accounting exemption for its JOTS corn futures contracts in the third quarter of fiscal 2016.  During the time of suspension, all gains or losses related to these contracts were recognized as ineffectiveness in earnings as incurred.

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

The live hog industry has evolved to large, vertically-integrated operations using long-term supply agreements.  This has resulted in fewer hogs being available on the cash spot market.  Consequently, the Company uses long-term supply contracts based on market-based formulas or the cost of production to ensure a stable supply of raw materials while minimizing extreme fluctuations in costs over the long-term.  This may result, in the short-term, in costs for live hogs that are higher than the cash spot market depending on the relationship of the cash spot market to contract prices.  Market-based pricing on certain product lines, and lead time required to implement pricing adjustments, may prevent all or part of these cost increases from being recovered, and these higher costs could adversely affect our short-term financial results.

JOTS raises turkeys and also contracts with turkey growers to meet its raw material requirements for whole birds and processed turkey products.  Results in these operations are affected by the cost and supply of feed grains, which fluctuate due to climate conditions, production forecasts, and supply and demand conditions at local, regional, national, and worldwide levels.  The Company attempts to manage some of its short-term exposure to fluctuations in feed prices by forward buying, using futures contracts, and pursuing pricing advances.  However, these strategies may not be adequate to overcome sustained increases in market prices due to alternate uses for feed grains or other changes in these market conditions.

The supply of natural and organic proteins may impact the Company’s ability to ensure a continuing supply of these products.  To manage this risk, the Company partners with multiple long-term suppliers.

International trade barriers and other restrictions could result in less foreign demand and increased domestic supply of proteins which could lower prices.  The Company occasionally utilizes in-country production to limit this exposure.

Outbreaks of disease among livestock and poultry flocks could harm the Company’s revenues and operating margins.

The Company is subject to risks associated with the outbreak of disease in pork and beef livestock, and poultry flocks, including Bovine Spongiform Encephalopathy (BSE), pneumo-virus, Porcine Circovirus 2 (PCV2), Porcine Reproduction & Respiratory Syndrome (PRRS), Foot-and-Mouth Disease (FMD), Porcine Epidemic Diarrhea Virus (PEDv), and Highly Pathogenic Avian Influenza (HPAI).  The outbreak of disease could adversely affect the Company’s supply of raw materials, increase the cost of production, reduce utilization of the Company’s harvest facilities, and reduce operating margins.  Additionally, the outbreak of disease may hinder the Company’s ability to market and sell products both domestically and internationally.  Most recently, HPAI impacted the Company’s  operations and several of the Company’s independent turkey suppliers.  The impact of HPAI in the industry reduced volume through the Company’s turkey facilities through the first part of fiscal 2016.  The Company has developed business continuity plans for various disease scenarios and will continue to update these plans as necessary.  There can be no assurance given, however, that these plans will be effective in eliminating the negative effects of any such diseases on the Company’s operating results.

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

The Company is subject to disruption of operations at co-packers or other suppliers.

Disruption of operations at co-packers or other suppliers may impact the Company’s product or raw material supply, which could have an adverse effect on the Company’s financial results.  Additionally, actions taken to mitigate the impact of any potential disruption, including increasing inventory in anticipation of a potential production or supply interruption, may adversely affect the Company’s financial results.

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

The Company may be adversely impacted if the Company is unable to protect information technology systems against, or effectively respond to, cyber-attacks or security breaches.

Information technology systems are an important part of the Company’s business operations. Attempted cyber-attacks and other cyber incidents are occurring more frequently and are being made by groups and individuals with a wide range of motives and expertise.  In an attempt to mitigate this risk, the Company has implemented and continues to evaluate security initiatives and disaster recovery plans.

Deterioration of labor relations or increases in labor costs could harm the Company’s business.

As of January 29, 2017, the Company had approximately 19,300 employees worldwide, of which approximately 4,400 were represented by labor unions, principally the United Food and Commercial Workers Union.  A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities or contracted hog processing facilities resulting in work slowdowns or stoppages could harm the Company’s financial results.  Union contracts at the Company’s facilities in Eldridge, Iowa, and Lathrop, California, will expire during fiscal 2017, covering a combined total of approximately 150 employees.  Negotiations at these two facilities have not yet been initiated.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the First Quarter of Fiscal 2017

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
October 31, 2016 – December 4, 2016	240,000	$37.50	240,000	12,949,999
December 5, 2016 – January 1, 2017	600,000	34.27	600,000	12,349,999
January 2, 2017 – January 29, 2017	29,000	35.48	29,000	12,320,999
Total	869,000	$35.20	869,000

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

HORMEL FOODS CORPORATION
(Registrant)

Date: March 10, 2017	By	/s/ JAMES N. SHEEHAN
JAMES N. SHEEHAN
Senior Vice President and Chief Financial Officer,
(Principal Financial Officer)

Date: March 10, 2017	By	/s/ JANA L. HAYNES
JANA L. HAYNES
Vice President and Controller
(Principal Accounting Officer)