Form 10-Q
period 2017-04-30
HORMEL FOODS CORP /DE/
filed 2017-06-09
CIK 48465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                X   YES        ___ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     X   YES        ___ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer X		Accelerated filer___
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company___
Emerging growth company___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes   X  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 4, 2017
Common Stock	$.01465 par value 528,550,346
Common Stock Non-Voting	$.01 par value -0-

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION – April 30, 2017 and October 30, 2016

CONSOLIDATED STATEMENTS OF OPERATIONS – Three and Six Months Ended April 30, 2017 and April 24, 2016

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Three and Six Months Ended April 30, 2017 and April 24, 2016

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT – Twelve Months Ended October 30, 2016 and Six Months Ended April 30, 2017

CONSOLIDATED STATEMENTS OF CASH FLOWS – Six Months Ended April 30, 2017 and April 24, 2016

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

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

Item 1A.    Risk Factors

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.       Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except share and per share amounts)

	April 30,	October 30,
	2017	2016
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$548,901	$415,143
Accounts receivable	525,322	591,310
Inventories	988,408	985,683
Income taxes receivable	42,026	18,282
Prepaid expenses	15,892	13,775
Other current assets	5,242	5,719
TOTAL CURRENT ASSETS	2,125,791	2,029,912

DEFERRED INCOME TAXES	-	6,223

GOODWILL	1,822,671	1,834,497

OTHER INTANGIBLES	884,739	903,258

PENSION ASSETS	78,168	68,901

INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	246,840	239,590

OTHER ASSETS	183,932	182,237

PROPERTY, PLANT AND EQUIPMENT
Land	46,608	67,557
Buildings	742,462	805,858
Equipment	1,616,733	1,675,549
Construction in progress	183,198	218,351
Less: Allowance for depreciation	(1,545,435)	(1,661,866)
Net property, plant and equipment	1,043,566	1,105,449

TOTAL ASSETS	$6,385,707	$6,370,067

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except share and per share amounts)

	April 30,	October 30,
	2017	2016
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$372,361	$481,826
Accrued expenses	57,137	82,145
Accrued workers compensation	24,796	36,612
Accrued marketing expenses	106,613	119,583
Employee related expenses	171,552	251,433
Taxes payable	1,666	4,331
Interest and dividends payable	90,462	77,266
TOTAL CURRENT LIABILITIES	824,587	1,053,196

LONG-TERM DEBT–less current maturities	250,000	250,000

PENSION AND POST-RETIREMENT BENEFITS	526,992	522,356

OTHER LONG-TERM LIABILITIES	90,180	93,109

DEFERRED INCOME TAXES	7,520	-

SHAREHOLDERS’ INVESTMENT
Preferred stock, par value $.01 a share–
authorized 160,000,000 shares; issued–none
Common stock, non-voting, par value $.01
a share–authorized 400,000,000 shares; issued–none
Common stock, par value $.01465 a share–	7,743	7,742
authorized 1,600,000,000 shares;
issued 528,536,346 shares April 30, 2017
issued 528,483,868 shares October 30, 2016
Additional paid-in capital	-	-
Accumulated other comprehensive loss	(299,151)	(296,303)
Retained earnings	4,974,512	4,736,567
HORMEL FOODS CORPORATION SHAREHOLDERS’ INVESTMENT	4,683,104	4,448,006
NONCONTROLLING INTEREST	3,324	3,400
TOTAL SHAREHOLDERS’ INVESTMENT	4,686,428	4,451,406

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$6,385,707	$6,370,067

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	April 30, 2017	April 24, 2016	April 30, 2017	April 24, 2016

Net sales	$2,187,309	$2,300,235	$4,467,536	$4,592,907
Cost of products sold	1,700,389	1,773,876	3,428,336	3,508,537
GROSS PROFIT	486,920	526,359	1,039,200	1,084,370

Selling, general and administrative	181,009	211,144	391,226	421,092
Goodwill impairment charge	-	991	-	991
Equity in earnings of affiliates	10,121	9,593	23,420	21,068

OPERATING INCOME	316,032	323,817	671,394	683,355

Other income and expense:
Interest and investment income	2,818	3,409	5,267	1,446
Interest expense	(3,023)	(3,029)	(6,049)	(6,436)

EARNINGS BEFORE INCOME TAXES	315,827	324,197	670,612	678,365

Provision for income taxes	104,941	108,813	224,423	227,814

NET EARNINGS	210,886	215,384	446,189	450,551
Less: Net (loss) earnings attributable to noncontrolling interest	(40)	(13)	116	93
NET EARNINGS ATTRIBUTABLE TO HORMEL FOODS CORPORATION	$210,926	$215,397	$446,073	$450,458

NET EARNINGS PER SHARE:
BASIC	$0.40	$0.41	$0.84	$0.85
DILUTED	$0.39	$0.40	$0.83	$0.83

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	528,712	529,898	528,649	529,380
DILUTED	539,635	543,769	539,850	543,253

DIVIDENDS DECLARED PER SHARE:	$0.170	$0.145	$0.340	$0.290

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	April 30, 2017	April 24, 2016	April 30, 2017	April 24, 2016

NET EARNINGS	$210,886	$215,384	$446,189	$450,551
Other comprehensive income (loss), net of tax:
Foreign currency translation	907	893	(7,180)	(1,722)
Pension and other benefits	3,314	1,774	6,647	3,540
Deferred hedging	(1,184)	(650)	(2,507)	(1,948)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	3,037	2,017	(3,040)	(130)
COMPREHENSIVE INCOME	213,923	217,401	443,149	450,421
Less: Comprehensive income (loss) attributable to noncontrolling interest	8	(69)	(76)	(39)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HORMEL FOODS CORPORATION	$213,915	$217,470	$443,225	$450,460

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT

(in thousands, except per share amounts)

(Unaudited)

	Hormel Foods Corporation Shareholders
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment

Balance at October 25, 2015	$7,741	$-	$-	$4,216,125	$(225,668)	$3,195	$4,001,393

Net earnings				890,052		465	890,517
Other comprehensive loss					(70,635)	(260)	(70,895)
Purchases of common stock		(87,885)					(87,885)
Stock-based compensation expense	1		17,828				17,829
Exercise of stock options/nonvested shares	35		7,476				7,511
Shares retired	(35)	87,885	(25,304)	(62,546)			-
Declared cash dividends – $0.58 per share				(307,064)			(307,064)
Balance at October 30, 2016	$7,742	$-	$-	$4,736,567	$(296,303)	$3,400	$4,451,406

Net earnings				446,073		116	446,189
Other comprehensive loss					(2,848)	(192)	(3,040)
Purchases of common stock		(49,583)					(49,583)
Stock-based compensation expense	1		11,860				11,861
Exercise of stock options/nonvested shares	21		9,276				9,297
Shares retired	(21)	49,583	(21,136)	(28,426)			-
Declared cash dividends – $0.34 per share				(179,702)			(179,702)
Balance at April 30, 2017	$7,743	$-	$-	$4,974,512	$(299,151)	$3,324	$4,686,428

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	April 30, 2017	April 24, 2016
OPERATING ACTIVITIES
Net earnings	$446,189	$450,551
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	59,185	59,863
Amortization of intangibles	4,143	4,045
Goodwill impairment charge	-	991
Equity in earnings of affiliates, net of dividends	(10,898)	(6,524)
Provision for deferred income taxes	11,336	(2,397)
Loss on property/equipment sales and plant facilities	1,285	88
Non-cash investment activities	(2,618)	(375)
Stock-based compensation expense	11,861	14,178
Excess tax benefit from stock-based compensation	(20,704)	(36,456)
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	42,036	57,191
Increase in inventories	(47,792)	(34,052)
(Increase) decrease in prepaid expenses and other current assets	(21,790)	2,781
Increase in pension and post-retirement benefits	6,468	2,346
Decrease in accounts payable and accrued expenses	(215,253)	(146,397)
(Decrease) increase in net income taxes payable	(2,292)	43,302
NET CASH PROVIDED BY OPERATING ACTIVITIES	261,156	409,135

INVESTING ACTIVITIES
Proceeds from sale of business	135,944	-
Purchases of property/equipment	(76,975)	(99,852)
Proceeds from sales of property/equipment	1,157	2,709
Decrease in investments, equity in affiliates, and other assets	2,669	12,178
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	62,795	(84,965)

FINANCING ACTIVITIES
Principal payments on short-term debt	-	(185,000)
Dividends paid on common stock	(166,507)	(142,878)
Share repurchase	(49,583)	(6,358)
Proceeds from exercise of stock options	8,879	8,370
Excess tax benefit from stock-based compensation	20,704	36,456
NET CASH USED IN FINANCING ACTIVITIES	(186,507)	(289,410)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,686)	(2,118)
INCREASE IN CASH AND CASH EQUIVALENTS	133,758	32,642
Cash and cash equivalents at beginning of year	415,143	347,239
CASH AND CASH EQUIVALENTS AT END OF QUARTER	$548,901	$379,881

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

Investments

The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans.  Under the plans, the participants can defer certain types of compensation and elect to receive a return on the deferred amounts based on the changes in fair value of various investment options, primarily a variety of mutual funds.  The Company has corporate-owned life insurance policies on certain participants in the deferred compensation plans.  The cash surrender value of the policies is included in other assets on the Consolidated Statements of Financial Position.  The securities held by the trust are classified as trading securities.  Therefore, unrealized gains and losses associated with these investments are included in the Company’s earnings.  Securities held by the trust generated gains of $1.8 million and $3.3 million for the second quarter and six months ended April 30, 2017, respectively, compared to gains of $2.9 million and $1.2 million for the second quarter and six months ended April 24, 2016.

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

In June 2016, the FASB updated the guidance within ASC 326, Financial Instruments - Credit Losses.  The update provides guidance on the measurement of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The amendments replace the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. The updated guidance is to be applied on a modified-retrospective approach and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early adoption is permitted for all entities for fiscal years beginning after December 15, 2018, and interim periods therein.  The Company is currently assessing the timing and impact of adopting the updated provisions.

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

In March 2017, the FASB updated the guidance within ASC 715, Compensation – Retirement Benefits.  The updated guidance requires an employer to report the service cost component of net periodic pension cost and net periodic postretirement benefit cost in the same line item or items as other compensation costs.  The updated guidance also requires the other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside income from operations.  Additionally, only the service cost component is eligible for capitalization, when applicable.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted.  The updated guidance should be applied retrospectively for the presentation of the service cost component and other components of net benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net benefit cost.  The Company is currently assessing the timing and impact of adopting the updated provisions.

NOTE B                                               ACQUISITIONS

On May 26, 2016, the Company acquired Justin’s, LLC (Justin’s) for a final purchase price of $280.9 million.  The transaction provides a cash flow benefit resulting from the amortization of the tax basis of assets, the net present value of which is approximately $70.0 million.  The purchase price was funded by the Company with cash on hand and by utilizing short-term financing.  Primary assets acquired include goodwill of $186.4 million and intangibles of $89.9 million.

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

NOTE C                                               INVENTORIES

Principal components of inventories are:

(in thousands)	April 30, 2017	October 30, 2016
Finished products	$562,847	$553,634
Raw materials and work-in-process	262,774	253,662
Materials and supplies	162,787	178,387
Total	$988,408	$985,683

NOTE D                                               GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill for the six months ended April 30, 2017, is presented in the table below.  There were no changes to the carrying amount of goodwill in the second quarter of fiscal 2017.  The reduction during the first six months is due to the sale of Farmer John on January 3, 2017.  See additional discussion regarding the Company’s assets held for sale in Note E.

(in thousands)	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	International & Other	Total
Balance as of October 30, 2016	$508,800	$584,443	$203,214	$373,782	$164,258	$1,834,497
Goodwill sold	-	(11,826)	-	-	-	(11,826)
Balance as of April 30, 2017	$508,800	$572,617	$203,214	$373,782	$164,258	$1,822,671

The gross carrying amount and accumulated amortization for definite-lived intangible assets are presented in the table below.

	April 30, 2017		October 30, 2016
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists/relationships	$85,440	$(22,163)	$88,240	$(20,737)
Formulas and recipes	1,950	(1,894)	1,950	(1,796)
Other intangibles	3,100	(1,713)	3,520	(1,677)
Total	$90,490	$(25,770)	$93,710	$(24,210)

Amortization expense was $2.0 million and $4.1 million for the second quarter and six months ended April 30, 2017, respectively, compared to $1.9 million and $4.0 million for the second quarter and six months ended April 24, 2016.

Estimated annual amortization expense for the five fiscal years after October 30, 2016, is as follows:

(in millions)
2017	$ 8.1
2018	7.6
2019	7.4
2020	7.4
2021	7.4

The carrying amounts for indefinite-lived intangible assets are presented in the table below.

(in thousands)	April 30, 2017	October 30, 2016
Brands/tradenames/trademarks	$819,835	$825,774
Other intangibles	184	7,984
Total	$820,019	$833,758

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

Amounts classified as assets and liabilities held for sale on October 30, 2016, were presented on the Company’s Consolidated Statement of Financial Position within their respective accounts, and include the following:

Assets held for sale (in thousands)
Current assets	$80,861
Goodwill	12,703
Intangibles	14,321
Property, plant and equipment	74,812
Total assets held for sale	$182,697

Liabilities held for sale (in thousands)
Total current liabilities held for sale	$44,066

NOTE F                                                PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic benefit cost for pension and other post-retirement benefit plans consists of the following:

	Pension Benefits
	Three Months Ended		Six Months Ended
(in thousands)	April 30, 2017	April 24, 2016	April 30, 2017	April 24, 2016
Service cost	$7,564	$6,680	$15,128	$13,360
Interest cost	13,566	13,678	27,132	27,356
Expected return on plan assets	(22,734)	(21,678)	(45,468)	(43,355)
Amortization of prior service cost	(750)	(1,066)	(1,500)	(2,132)
Recognized actuarial loss	6,542	4,586	13,083	9,171
Net periodic cost	$4,188	$2,200	$8,375	$4,400

	Post-retirement Benefits
	Three Months Ended		Six Months Ended
(in thousands)	April 30, 2017	April 24, 2016	April 30, 2017	April 24, 2016
Service cost	$274	$317	$549	$633
Interest cost	2,871	3,236	5,742	6,472
Amortization of prior service cost	(1,069)	(1,051)	(2,137)	(2,101)
Recognized actuarial loss	599	392	1,227	784
Net periodic cost	$2,675	$2,894	$5,381	$5,788

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

Cash Flow Hedges:  The Company utilizes corn and lean hog futures to offset price fluctuation in the Company’s future direct grain and hog purchases.  The financial instruments are designated and accounted for as cash flow hedges, and the Company measures the effectiveness of the hedges at least quarterly.  Effective gains or losses related to these cash flow hedges are reported in accumulated other comprehensive loss (AOCL) and reclassified into earnings, through cost of products sold, in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  The Company typically does not hedge its grain exposure beyond the next two upcoming fiscal years and its hog exposure beyond the next fiscal year.  As of April 30, 2017, and October 30, 2016, the Company had the following outstanding commodity futures contracts that were entered into to hedge forecasted purchases:

Volume
Commodity	April 30, 2017	October 30, 2016
Corn	15.7 million bushels	22.4 million bushels
Lean hogs	0.1 million cwt	-

As of April 30, 2017, the Company has included in AOCL, hedging gains of $5.2 million (before tax) relating to these positions, compared to gains of $9.2 million (before tax) as of October 30, 2016.  The Company expects to recognize the majority of these gains over the next 12 months.

Fair Value Hedges:  The Company utilizes futures to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The intent of the program is to make the forward priced commodities cost nearly the same as cash market purchases at the date of delivery.  The futures contracts are designated and accounted for as fair value hedges, and the Company measures the effectiveness of the hedges at least quarterly.  Changes in the fair value of the futures contracts, along with the gain or loss on the hedged purchase commitment, are marked-to-market through earnings and are recorded on the Consolidated Statements of Financial Position as a current asset and liability, respectively.  Effective gains or losses related to these fair value hedges are recognized through cost of products sold in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  As of April 30, 2017, and October 30, 2016, the Company had the following outstanding commodity futures contracts designated as fair value hedges:

Volume
Commodity	April 30, 2017	October 30, 2016
Corn	1.2 million bushels	3.6 million bushels
Lean hogs	0.1 million cwt	0.2 million cwt

Other Derivatives:  The Company holds certain futures and options contract positions as part of a merchandising program and to manage the Company’s exposure to fluctuations in commodity markets.  The Company has not applied hedge accounting to these positions.

As of April 30, 2017, and October 30, 2016, the Company had the following outstanding futures related to these programs:

Volume
Commodity	April 30, 2017	October 30, 2016
Corn	0.3 million bushels	4.0 million bushels
Soybean meal	-	11,000 tons

Fair Values:  The fair values of the Company’s derivative instruments (in thousands) as of April 30, 2017, and October 30, 2016, were as follows:

		Fair Value (1)
	Location on Consolidated Statements of Financial Position	April 30, 2017	October 30, 2016
Asset Derivatives
Derivatives Designated as Hedges
Commodity contracts	Other current assets	$(1,011)	$(194)

Derivatives not Designated as Hedges
Commodity contracts	Other current assets	(5)	144

Total Asset Derivatives		$(1,016)	$(50)

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

Derivative Gains and Losses:  Gains or losses (before tax, in thousands) related to the Company’s derivative instruments for the second quarter ended April 30, 2017, and April 24, 2016, were as follows:

	Gain/(Loss) Recognized in AOCL (Effective Portion) (1)		Location on	Gain/(Loss) Reclassified from AOCL into Earnings (Effective Portion) (1)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (4)
	Three Months Ended		Consolidated	Three Months Ended		Three Months Ended
Cash Flow Hedges	April 30, 2017	April 24, 2016	Statements of Operations	April 30, 2017	April 24, 2016	April 30, 2017	April 24, 2016
Commodity contracts	$(141)	$(1,620)	Cost of products sold	$1,753	$(577)	$40	$(29)

	Location on	Gain/(Loss) Recognized in Earnings (Effective Portion) (3)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (5)
	Consolidated	Three Months Ended		Three Months Ended
Fair Value Hedges	Statements of Operations	April 30, 2017	April 24, 2016	April 30, 2017	April 24, 2016
Commodity contracts	Cost of products sold	$(467)	$664	$1	$13

	Location on	Gain/(Loss) Recognized in Earnings
	Consolidated	Three Months Ended
Derivatives not Designated as Hedges	Statements of Operations	April 30, 2017	April 24, 2016
Commodity contracts	Cost of products sold	$(9)	$50

Derivative Gains and Losses:  Gains or losses (before tax, in thousands) related to the Company’s derivative instruments for the six months ended April 30, 2017, and April 24, 2016, were as follows:

	Gain/(Loss) Recognized in AOCL (Effective Portion) (1)		Location on	Gain/(Loss) Reclassified from AOCL into Earnings (Effective Portion) (1)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (4)
	Six Months Ended		Consolidated	Six Months Ended		Six Months Ended
Cash Flow Hedges	April 30, 2017	April 24, 2016	Statements of Operations	April 30, 2017	April 24, 2016	April 30, 2017	April 24 2016
Commodity contracts	$(787)	$(4,468)	Cost of products sold	$3,222	$(1,344)	$40	$(28)

	Location on	Gain/(Loss) Recognized in Earnings (Effective Portion) (3)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (5)
	Consolidated	Six Months Ended		Six Months Ended
Fair Value Hedges	Statements of Operations	April 30, 2017	April 24, 2016	April 30, 2017	April 24, 2016
Commodity contracts	Cost of products sold	$(591)	$1,906	$1	$(239)

	Location on	Gain/(Loss) Recognized in Earnings
	Consolidated	Six Months Ended
Derivatives not Designated as Hedges	Statements of Operations	April 30, 2017	April 24, 2016
Commodity contracts	Cost of products sold	$(237)	$(430)

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

Investments in and receivables from affiliates consists of the following:

(in thousands)	Segment	% Owned	April 30, 2017	October 30, 2016
MegaMex Foods, LLC	Grocery Products	50%	$184,379	$180,437
Foreign Joint Ventures	International & Other	Various (26-40%)	62,461	59,153
Total			$246,840	$239,590

Equity in earnings of affiliates consists of the following:

		Three Months Ended		Six Months Ended
(in thousands)	Segment	April 30, 2017	April 24, 2016	April 30, 2017	April 24, 2016
MegaMex Foods, LLC	Grocery Products	$9,116	$8,568	$18,187	$15,773
Foreign Joint Ventures	International & Other	1,005	1,025	5,233	5,295
Total		$10,121	$9,593	$23,420	$21,068

Dividends received from affiliates for the second quarter and six months ended April 30, 2017, were $10.0 million and $12.5 million, respectively, compared to $9.5 million and $14.5 million, respectively, for the second quarter and six months ended April 24, 2016.

The Company recognized a basis difference of $21.3 million associated with the formation of MegaMex Foods, LLC, of which $14.9 million is remaining as of April 30, 2017.  This difference is being amortized through equity in earnings of affiliates.

NOTE I                                                   ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss are as follows:

(in thousands)	Foreign Currency Translation	Pension & Other Benefits	Deferred Gain (Loss) - Hedging	Accumulated Other Comprehensive Loss
Balance at January 29, 2017	$(13,336)	$(293,219)	$4,415	$(302,140)

Unrecognized gains (losses)
Gross	859	-	(141)	718
Tax effect	-	-	52	52
Reclassification into net earnings
Gross	-	5,321(1)	(1,753)(2)	3,568
Tax effect	-	(2,007)	658	(1,349)
Net of tax amount	859	3,314	(1,184)	2,989
Balance at April 30, 2017	$(12,477)	$(289,905)	$3,231	$(299,151)

(in thousands)	Foreign Currency Translation	Pension & Other Benefits	Deferred Gain (Loss) - Hedging	Accumulated Other Comprehensive Loss
Balance at October 30, 2016	$(5,489)	$(296,552)	$5,738	$(296,303)
Unrecognized gains (losses)
Gross	(6,988)	-	(787)	(7,775)
Tax effect	-	-	294	294
Reclassification into net earnings
Gross	-	10,673(1)	(3,222)(2)	7,451
Tax effect	-	(4,026)	1,208	(2,818)
Net of tax amount	(6,988)	6,647	(2,507)	(2,848)
Balance at April 30, 2017	$(12,477)	$(289,905)	$3,231	$(299,151)

(1)                                  Included in the computation of net periodic cost (see Note F “Pension and Other Post-Retirement Benefits” for additional details).

(2)                                  Included in cost of products sold in the Consolidated Statements of Operations.

NOTE J                                                 INCOME TAXES

The amount of unrecognized tax benefits, including interest and penalties, is recorded in other long-term liabilities.  If recognized as of April 30, 2017, and April 24, 2016, $19.8 million and $18.3 million, respectively, would impact the Company’s effective tax rate.  The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense.  Interest and penalties included in income tax expense for the second quarter and first six months of fiscal 2017 was $(0.1) million and $0.1 million, respectively, compared to $0.7 million and $0.4 million for the comparable quarter and first six months of fiscal 2016.  The amount of accrued interest and penalties at April 30, 2017, and April 24, 2016, associated with unrecognized tax benefits was $2.7 million and $2.9 million, respectively.

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

The Company is in various stages of audit by several state taxing authorities on a variety of fiscal years, as far back as 2011.  While it is reasonably possible that one or more of these audits may be completed within the next 12 months and the related unrecognized tax benefits may change based on the status of the examinations, it is not possible to reasonably estimate the effect of any amount of such change to previously recorded uncertain tax positions.

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

A reconciliation of the number of options outstanding and exercisable (in thousands) as of April 30, 2017, and changes during the six months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 30, 2016	31,998	$ 16.05
Granted	2,360	33.58
Exercised	2,410	10.12
Forfeited	36	9.35
Outstanding at April 30, 2017	31,912	$ 17.80	5.0 years	$ 558,326
Exercisable at April 30, 2017	25,753	$ 14.46	4.1 years	$ 532,730

The weighted-average grant date fair value of stock options granted and the total intrinsic value of options exercised (in thousands) during the second quarter and first six months of fiscal years 2017 and 2016, are as follows:

	Three Months Ended		Six Months Ended
	April 30, 2017	April 24, 2016	April 30, 2017	April 24, 2016
Weighted-average grant date fair value	$7.03	$8.36	$6.41	$7.82
Intrinsic value of exercised options	$9,070	$45,081	$61,088	$103,216

The fair value of each option award is calculated on the date of grant using the Black-Scholes valuation model utilizing the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	April 30, 2017	April 24, 2016	April 30, 2017	April 24, 2016
Risk-free interest rate	2.5%	1.9%	2.4%	2.1%
Dividend yield	1.9%	1.4%	2.0%	1.5%
Stock price volatility	19.0%	19.0%	19.0%	19.0%
Expected option life	8 years	8 years	8 years	8 years

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

Nonvested shares vest on the earlier of the day before the Company’s next annual meeting date or one year. A reconciliation of the nonvested shares (in thousands) as of April 30, 2017, and changes during the six months then ended, is as follows:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at October 30, 2016	47	$ 41.01
Granted	58
Vested	47
Nonvested at April 30, 2017	58	$ 35.62

The weighted-average grant date fair value of nonvested shares granted, the total fair value (in thousands) of nonvested shares granted, and the fair value (in thousands) of shares that have vested during the first six months of fiscal years 2017 and 2016, are as follows:

Six Months Ended
	April 30, 2017	April 24, 2016
Weighted-average grant date fair value	$ 35.62	$ 41.01
Fair value of nonvested shares granted	$ 2,080	$ 1,920
Fair value of shares vested	$ 1,920	$ 1,920

Stock-based compensation expense, along with the related income tax benefit, for the second quarter and first six months of fiscal years 2017 and 2016 is presented in the table below.

	Three Months Ended		Six Months Ended
(in thousands)	April 30, 2017	April 24, 2016	April 30, 2017	April 24, 2016
Stock-based compensation expense recognized	$4,621	$7,016	$11,861	$14,178
Income tax benefit recognized	(1,753)	(2,662)	(4,500)	(5,379)
After-tax stock-based compensation expense	$2,868	$4,354	$7,361	$8,799

At April 30, 2017, there was $15.2 million of total unrecognized compensation expense from stock-based compensation arrangements granted under the plans.  This compensation is expected to be recognized over a weighted-average period of approximately 2.5 years.  During the second quarter and six months ended April 30, 2017, cash received from stock option exercises was $1.5 million and $8.9 million, respectively, compared to $4.9 million and $8.4 million for the second quarter and six months ended April 24, 2016.  The total tax benefit to be realized for tax deductions from these option exercises for the second quarter and six months ended April 30, 2017, was $3.4 million and $23.0 million, respectively, compared to $17.2 million and $39.2 million in the comparable periods of fiscal 2016.

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

The Company’s financial assets and liabilities are measured at fair value on a recurring basis as of April 30, 2017, and October 30, 2016, and their level within the fair value hierarchy, are presented in the tables below.

	Fair Value Measurements at April 30, 2017
(in thousands)	Fair Value at April 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Cash and cash equivalents (1)	$548,901	$548,901	$-	$-
Other trading securities (2)	125,602	-	125,602	-
Commodity derivatives (3)	2,606	2,606	-	-
Total Assets at Fair Value	$677,109	$551,507	$125,602	$-

Liabilities at Fair Value
Deferred compensation (2)	$62,145	$-	$62,145	$-
Total Liabilities at Fair Value	$62,145	$-	$62,145	$-

	Fair Value Measurements at October 30, 2016
(in thousands)	Fair Value at October 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Cash and cash equivalents (1)	$415,143	$415,143	$-	$-
Other trading securities (2)	122,305	-	122,305	-
Commodity derivatives (3)	3,094	3,094	-	-
Total Assets at Fair Value	$540,542	$418,237	$122,305	$-

Liabilities at Fair Value
Deferred compensation (2)	$60,949	$-	$60,949	$-
Total Liabilities at Fair Value	$60,949	$-	$60,949	$-

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

(2)                                  A majority of the funds held in the rabbi trust relate to the supplemental executive retirement plans and have been invested in fixed income funds managed by a third party.  The declared rate on these funds is set based on a formula using the yield of the general account investment portfolio supporting the fund, adjusted for expenses and other charges.  The rate is guaranteed for one year at issue, and may be reset annually on the policy anniversary, subject to a guaranteed minimum rate.  As the value is based on adjusted market rates, and the fixed rate is only reset on an annual basis, these funds are classified as Level 2.  The remaining funds held are also managed by a third party insurance policy, the values of which represent their cash surrender value based on the fair value of the underlying investments in the account and include equity securities, money market accounts, bond funds, or other portfolios for which there is an active quoted market.  Therefore these policies are also classified as Level 2.  The related deferred compensation liabilities are included in other long-term liabilities on the Consolidated Statements of Financial Position with investment options generally mirroring those funds held by the rabbi trust.  Therefore these investment balances are classified as Level 2.  The Company also offers a fixed rate investment option to participants.  The rate earned on these investments is adjusted annually based on a specified percentage of the United States Internal Revenue Service (I.R.S.) Applicable Federal Rates.  These balances are classified as Level 2.

(3)                                  The Company’s commodity derivatives represent futures contracts used in its hedging or other programs to offset price fluctuations associated with purchases of corn, soybean meal, and hogs, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The Company’s futures contracts for corn and soybean meal are traded on the Chicago Board of Trade, while futures contracts for lean hogs are traded on the Chicago Mercantile Exchange.  These are active markets with quoted prices available and these contracts are classified as Level 1.  All derivatives are reviewed for potential credit risk and risk of nonperformance.  The Company nets the derivative assets and liabilities for each of its hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract.  The net balance for each program is included in other current assets or accounts payable, as appropriate, in the Consolidated Statements of Financial Position.  As of April 30, 2017, the Company has recognized the right to reclaim net cash collateral of $3.6 million from various counterparties (including $12.3 million of realized gains offset by cash owed of $8.7 million on closed positions).  As of October 30, 2016, the Company had recognized the right to reclaim net cash collateral of $3.1 million from various counterparties (including $7.1 million of realized gains offset by cash owed of $4.0 million on closed positions).

The Company’s financial assets and liabilities include accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value.  The Company does not carry its long-term debt at fair value in its Consolidated Statements of Financial Position.  Based on borrowing rates available to the Company for long-term financing with similar terms and average maturities, the fair value of long-term debt, utilizing discounted cash flows (Level 2), was $269.2 million as of April 30, 2017, and $274.9 million as of October 30, 2016.

In accordance with the provisions of ASC 820, the Company measures certain nonfinancial assets and liabilities at fair value, which are recognized or disclosed on a nonrecurring basis (e.g. goodwill, intangible assets, and property, plant and equipment).  During the second quarter of fiscal year 2016, a $1.0 million goodwill impairment charge was recorded for the portion of DCB assets held for sale which was based on the valuation of these assets as implied by the agreed-upon sales price.  See additional discussion regarding the Company’s assets held for sale in Note E.  During the six months ended April 30, 2017, there were no material remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

NOTE M                                            EARNINGS PER SHARE DATA

The reported net earnings attributable to the Company were used when computing basic and diluted earnings per share.  The following table sets forth the shares used as the denominator for those computations:

	Three Months Ended		Six Months Ended
(in thousands)	April 30, 2017	April 24, 2016	April 30, 2017	April 24, 2016
Basic weighted-average shares outstanding	528,712	529,898	528,649	529,380
Dilutive potential common shares	10,923	13,871	11,201	13,873
Diluted weighted-average shares outstanding	539,635	543,769	539,850	543,253

For the second quarter and six months ended April 30, 2017, 4.5 million and 3.9 million, respectively, weighted-average stock options were not included in the computation of dilutive potential common shares since their inclusion would have had an antidilutive effect on earnings per share, compared to none and 0.5 million, respectively, for the second quarter and six months ended April 24, 2016.

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

Intersegment sales are recorded at approximate cost and are eliminated in the Consolidated Statements of Operations.  The Company does not allocate investment income, interest expense, and interest income to its segments when measuring performance.  The Company also retains various other income and unallocated expenses at corporate.  Equity in earnings of affiliates is included in segment operating profit; however, earnings attributable to the Company’s noncontrolling interests are excluded.  These items are included below as net interest and investment expense (income), general corporate expense, and noncontrolling interest when reconciling to earnings before income taxes.

Sales and operating profits for each of the Company’s reportable segments and reconciliation to earnings before income taxes are set forth below.  The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets.  Therefore, the Company does not represent these segments, if operated independently, would report the operating profit and other financial information shown below.

	Three Months Ended		Six Months Ended
(in thousands)	April 30, 2017	April 24, 2016	April 30, 2017	April 24, 2016
Sales to Unaffiliated Customers
Grocery Products	$432,205	$401,472	$849,950	$793,690
Refrigerated Foods	1,027,486	1,092,479	2,150,525	2,254,600
Jennie-O Turkey Store	388,237	423,540	809,226	795,606
Specialty Foods	208,214	272,484	400,843	510,263
International & Other	131,167	110,260	256,992	238,748
Total	$2,187,309	$2,300,235	$4,467,536	$4,592,907

Intersegment Sales
Grocery Products	$-	$-	$-	$-
Refrigerated Foods	1,677	3,657	3,816	5,987
Jennie-O Turkey Store	27,560	30,280	55,816	60,683
Specialty Foods	10	9	15	9
International & Other	-	-	-	-
Total	29,247	33,946	59,647	66,679
Intersegment elimination	(29,247)	(33,946)	(59,647)	(66,679)
Total	$-	$-	$-	$-

Net Sales
Grocery Products	$432,205	$401,472	$849,950	$793,690
Refrigerated Foods	1,029,163	1,096,136	2,154,341	2,260,587
Jennie-O Turkey Store	415,797	453,820	865,042	856,289
Specialty Foods	208,224	272,493	400,858	510,272
International & Other	131,167	110,260	256,991	238,748
Intersegment elimination	(29,247)	(33,946)	(59,647)	(66,679)
Total	$2,187,309	$2,300,235	$4,467,536	$4,592,907

Segment Operating Profit
Grocery Products	$77,487	$67,110	$143,114	$132,383
Refrigerated Foods	130,194	130,002	304,002	296,910
Jennie-O Turkey Store	63,786	89,678	131,966	180,981
Specialty Foods	30,810	36,853	57,559	63,646
International & Other	19,617	14,244	45,080	38,531
Total segment operating profit	321,894	337,887	681,721	712,451

Net interest and investment expense (income)	205	(380)	782	4,990
General corporate expense	5,822	14,057	10,443	29,189
Less: Noncontrolling interest	(40)	(13)	116	93

Earnings before income taxes	$315,827	$324,197	$670,612	$678,365

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

The Company reported net earnings per diluted share of $0.39 for the second quarter of fiscal 2017, compared to $0.40 per diluted share in the second quarter of fiscal 2016.  Significant factors impacting the quarter were:

•                  Grocery Products segment profit benefitted from the addition of Justin’s and strong value-added product sales.

•                  International & Other (International) segment profit increased due to strong pork and SPAM exports.

•                  Refrigerated Foods segment profit was flat primarily due to the divestiture of Farmer John in January 2017.

•                  Specialty Foods segment profit was down primarily due to the divestiture of Diamond Crystal Brands (DCB) in May 2016.

•                  Jennie-O Turkey Store (JOTS) profits decreased during the quarter due to lower turkey commodity prices, pricing pressure from competing proteins, and increased operating expenses.

Consolidated Results

Net earnings and diluted earnings per share

	Three Months Ended			Six Months Ended
(in thousands, except per share amounts)	April 30, 2017	April 24, 2016	% Change	April 30, 2017	April 24, 2016	% Change
Net earnings	$210,926	$215,397	(2.1)	$446,073	$450,458	(1.0)
Diluted earnings per share	0.39	0.40	(2.5)	0.83	0.83	-

Net Sales

	Three Months Ended			Six Months Ended
(in thousands)	April 30, 2017	April 24, 2016	% Change	April 30, 2017	April 24, 2016	% Change
Net sales	$2,187,309	$2,300,235	(4.9)	$4,467,536	$4,592,907	(2.7)
Adjusted(1) net sales	2,166,177	2,119,842	2.2	4,332,838	4,216,697	2.8
Tonnage (lbs.)	1,138,242	1,281,451	(11.2)	2,383,151	2,550,606	(6.6)
Adjusted(1) tonnage	1,135,222	1,128,716	0.6	2,297,381	2,236,063	2.7

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

Adjusted net sales and volume excludes the impact from the Justin’s, LLC acquisition in May 2016, and the divestitures of the DCB business in May 2016, and the Farmer John business in January 2017. The tables below show the calculations to reconcile from the non-GAAP adjusted measures to the GAAP measures in second quarter and second quarter year-to-date of fiscal 2017 and fiscal 2016.

2nd Quarter

Net Sales

(in thousands)	2017 Net Sales	Justin’s Acquisition	2017 Non-GAAP Net Sales	2016 Net Sales	DCB Divestiture	Farmer John Divestiture	2016 Non-GAAP Net Sales	Non-GAAP % Change
Grocery Products	$ 432,205	$ (21,132)	$ 411,073	$ 401,472	$ -	$ -	$ 401,472	2.4%
Refrigerated Foods	1,027,486		1,027,486	1,092,479		(116,397)	976,082	5.3%
Jennie-O Turkey Store	388,237		388,237	423,540			423,540	(8.3%)
Specialty Foods	208,214		208,214	272,484	(63,996)		208,488	(0.1%)
International & Other	131,167		131,167	110,260			110,260	19.0%
Total Net Sales	$2,187,309	$ (21,132)	$2,166,177	$2,300,235	$ (63,996)	$ (116,397)	$2,119,842	2.2%

Tonnage (lbs.)

(in thousands)	2017 Tonnage	Justin’s Acquisition	2017 Non-GAAP Tonnage	2016 Tonnage	DCB Divestiture	Farmer John Divestiture	2016 Non-GAAP Tonnage	Non-GAAP % Change
Grocery Products	222,451	(3,020)	219,431	218,674			218,674	0.3%
Refrigerated Foods	515,490		515,490	602,811		(91,733)	511,078	0.9%
Jennie-O Turkey Store	203,557		203,557	216,764			216,764	(6.1%)
Specialty Foods	116,432		116,432	174,282	(61,002)		113,280	2.8%
International & Other	80,312		80,312	68,920			68,920	16.5%
Total Tonnage	1,138,242	(3,020)	1,135,222	1,281,451	(61,002)	(91,733)	1,128,716	0.6%

Year-to-Date

Net Sales

(in thousands)	2017 Net Sales	Justin’s Acquisition	Farmer John Divestiture	2017 Non-GAAP Net Sales	2016 Net Sales	DCB Divestiture	Farmer John Divestiture	2016 Non-GAAP Net Sales	Non-GAAP % Change
Grocery Products	$ 849,950	$ (34,467)	$ -	$ 815,483	$ 793,690	$ -	$ -	$ 793,690	2.7%
Refrigerated Foods	2,150,525		(100,231)	2,050,294	2,254,600		(249,297)	2,005,303	2.2%
Jennie-O Turkey Store	809,226			809,226	795,606			795,606	1.7%
Specialty Foods	400,843			400,843	510,263	(126,913)		383,350	4.6%
International & Other	256,992			256,992	238,748			238,748	7.6%
Total Net Sales	$4,467,536	$ (34,467)	$ (100,231)	$4,332,838	$4,592,907	$ (126,913)	$ (249,297)	$4,216,697	2.8%

Tonnage (lbs.)

(in thousands)	2017 Tonnage	Justin’s Acquisition	Farmer John Divestiture	2017 Non-GAAP Tonnage	2016 Tonnage	DCB Divestiture	Farmer John Divestiture	2016 Non-GAAP Tonnage	Non-GAAP % Change
Grocery Products	448,414	(5,316)		443,098	436,939			436,939	1.4%
Refrigerated Foods	1,129,915		(80,454)	1,049,461	1,238,463		(192,507)	1,045,956	0.3%
Jennie-O Turkey Store	420,200			420,200	395,039			395,039	6.4%
Specialty Foods	229,261			229,261	335,727	(122,036)		213,691	7.3%
International & Other	155,361			155,361	144,438			144,438	7.6%
Total Tonnage	2,383,151	(5,316)	(80,454)	2,297,381	2,550,606	(122,036)	(192,507)	2,236,063	2.7%

The decline in net sales for both the second quarter and first six months of fiscal 2017 was primarily related to the divestitures of the DCB business on May 9, 2016, and Farmer John business on January 3, 2017.

Cost of products sold

	Three Months Ended			Six Months Ended
(in thousands)	April 30, 2017	April 24, 2016	% Change	April 30, 2017	April 24, 2016	% Change
Cost of products sold	$1,700,389	$1,773,876	(4.1)	$3,428,336	$3,508,537	(2.3)

Cost of products sold was down for both the second quarter and first six months of fiscal 2017 compared to the prior year with mixed input costs.  The reduction was primarily due to the loss of the Farmer John business.

Gross profit

	Three Months Ended			Six Months Ended
(in thousands)	April 30, 2017	April 24, 2016	% Change	April 30, 2017	April 24, 2016	% Change
Gross profit	$486,920	$526,359	(7.5)	$1,039,200	$1,084,370	(4.2)
Percentage of net sales	22.3%	22.9%		23.3%	23.6%

Higher margins from the Grocery Products and International segments in the second quarter of fiscal 2017 were unable to offset lower margin results in the JOTS, Specialty Foods, and Refrigerated Foods segments.  The lower commodity markets at JOTS were the primary reason for the lower margin percentage results for the second quarter.  Strong value-added sales provided a benefit to margins across the Company’s segments.

The Company expects continued growth in many value-added retail and foodservice products within Refrigerated Foods, such as Hormel Black Label bacon, Hormel Natural Choice meats, Hormel Bacon 1 fully-cooked bacon, and Hormel Fire Braised meats.  Grocery Products is expected to build upon momentum, especially in the second half of the fiscal year, aided by growth in products lines such as Wholly Guacamole dips, Herdez salsas, and SKIPPY peanut butter.  Specialty Foods will lap the divestiture of DCB in May.  Strong exports of branded and fresh pork products are expected for the International segment.  While Jennie-O branded products continue to show positive demand trends, JOTS expects to see sustained pressure from the commodity markets and competitive price compression.

Selling, general and administrative (SG&A)

	Three Months Ended			Six Months Ended
(in thousands)	April 30, 2017	April 24, 2016	% Change	April 30, 2017	April 24, 2016	% Change
SG&A	$181,009	$211,144	(14.3)	$391,226	$421,092	(7.1)
Percentage of net sales	8.3%	9.2%		8.8%	9.2%

The decrease in SG&A for both the second quarter and first six months of fiscal 2017 largely represents advertising reductions made in the second quarter.  The Company also experienced lower employee-related expenses in fiscal 2017, including the loss of the Farmer John business sold.  While committed to growing brands such as Jennie-O, SPAM, and SKIPPY, the Company is being proactive given the market conditions impacting JOTS.  To efficiently maintain advertising and promotional spend, some advertising dollars were shifted to in-store promotions.

Equity in earnings of affiliates

	Three Months Ended			Six Months Ended
(in thousands)	April 30, 2017	April 24, 2016	% Change	April 30, 2017	April 24, 2016	% Change
Equity in earnings of affiliates	$10,121	$9,593	5.5	$23,420	$21,068	11.2

The improved results for both the second quarter and first six months of fiscal 2017 reflect strong results from the Wholly Guacamole and Herdez brands within the Company’s MegaMex Foods, LLC joint venture.

Effective tax rate

	Three Months Ended		Six Months Ended
	April 30, 2017	April 24, 2016	April 30, 2017	April 24, 2016
Effective tax rate	33.2%	33.6%	33.5%	33.6%

The lower rate in the second quarter of fiscal 2017 is due to the resolution of net favorable adjustments and settlements with various state tax jurisdictions, relative to 2016.  The Company expects a full-year effective tax rate between 33.0 and 33.5 percent for fiscal 2017.

Segment Results

Net sales and operating profits for each of the Company’s reportable segments are set forth below.  The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets.  Therefore, the Company does not represent these segments, if operated independently, would report the operating profit and other financial information shown below.  Additional segment financial information can be found in Note N of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

	Three Months Ended			Six Months Ended
(in thousands)	April 30, 2017	April 24, 2016	% Change	April 30, 2017	April 24, 2016	% Change
Net Sales
Grocery Products	$432,205	$401,472	7.7	$849,950	$793,690	7.1
Refrigerated Foods	1,027,486	1,092,479	(5.9)	2,150,525	2,254,600	(4.6)
Jennie-O Turkey Store	388,237	423,540	(8.3)	809,226	795,606	1.7
Specialty Foods	208,214	272,484	(23.6)	400,843	510,263	(21.4)
International & Other	131,167	110,260	19.0	256,992	238,748	7.6
Total	$2,187,309	$2,300,235	(4.9)	$4,467,536	$4,592,907	(2.7)

Segment Operating Profit
Grocery Products	$77,487	$67,110	15.5	$143,114	$132,383	8.1
Refrigerated Foods	130,194	130,002	0.1	304,002	296,910	2.4
Jennie-O Turkey Store	63,786	89,678	(28.9)	131,966	180,981	(27.1)
Specialty Foods	30,810	36,853	(16.4)	57,559	63,646	(9.6)
International & Other	19,617	14,244	37.7	45,080	38,531	17.0
Total segment operating profit	$321,894	$337,887	(4.7)	$681,721	$712,451	(4.3)
Net interest and investment expense (income)	205	(380)	153.9	782	4,990	(84.3)
General corporate expense	5,822	14,057	(58.6)	10,443	29,189	(64.2)
Less: Noncontrolling interest	(40)	(13)	(207.7)	116	93	24.7

Earnings before income taxes	$315,827	$324,197	(2.6)	$670,612	$678,365	(1.1)

Grocery Products

Results for the Grocery Products segment compared to the prior year are as follows:

	Three Months Ended			Six Months Ended
(in thousands)	April 30, 2017	April 24, 2016	% Change	April 30, 2017	April 24, 2016	% Change
Net sales	$432,205	$401,472	7.7	$849,950	$793,690	7.1
Tonnage (lbs.)	222,451	218,674	1.7	448,414	436,939	2.6
Segment profit	$77,487	$67,110	15.5	$143,114	$132,383	8.1

The comparative results for the second quarter and first six months of fiscal 2017 reflect the addition of Justin’s acquired on May 26, 2016.  Increased sales of Wholly Guacamole dips and SPAM luncheon meat contributed to the improved sales results in the second quarter.  SKIPPY peanut butter and Herdez salsas and foods contributed to improved sales results for the first six months of fiscal 2017.

Segment profit results benefitted from the addition of Justin’s specialty nut butters and from the increased sales of the categories listed above for both the second quarter and first six months of fiscal 2017.

The Company anticipates continued sales and segment profit growth in the third quarter due to  positive sales trends for key product lines including Wholly Guacamole dips, Justin’s specialty nut butters, Herdez salsas, and SKIPPY peanut butter.

Refrigerated Foods

Results for the Refrigerated Foods segment compared to the prior year are as follows:

	Three Months Ended			Six Months Ended
(in thousands)	April 30, 2017	April 24, 2016	% Change	April 30, 2017	April 24, 2016	% Change
Net sales	$1,027,486	$1,092,479	(5.9)	$2,150,525	$2,254,600	(4.6)
Tonnage (lbs.)	515,490	602,811	(14.5)	1,129,915	1,238,463	(8.8)
Segment profit	$130,194	$130,002	0.1	$304,002	$296,910	2.4

The divestiture of Farmer John during the first quarter was the primary contributor to the lower net sales in fiscal 2017.   Many of the Company’s retail and foodservice value-added products enjoyed strong sales growth during the quarter.  In foodservice, items such as Hormel Bacon 1 fully-cooked bacon and Hormel pepperoni delivered excellent growth during the quarter.  In retail, sales gains were led by Hormel Black Label bacon and Hormel Natural Choice meats.

Refrigerated Foods segment profit for the second quarter was even with the prior year’s strong results with solid value-added profit growth of both retail and foodservice products, offset by the loss of the Farmer John business.

Looking forward, the Company expects sales growth to be muted by the divestiture of the Farmer John business.  Input costs are expected to generally trend higher than fiscal 2016 levels, but continued strong results are expected in the Company’s value-added businesses.

Jennie-O Turkey Store

Results for the JOTS segment compared to the prior year are as follows:

	Three Months Ended			Six Months Ended
(in thousands)	April 30, 2017	April 24, 2016	% Change	April 30, 2017	April 24, 2016	% Change
Net sales	$388,237	$423,540	(8.3)	$809,226	$795,606	1.7
Tonnage (lbs.)	203,557	216,764	(6.1)	420,200	395,039	6.4
Segment profit	$63,786	$89,678	(28.9)	$131,966	$180,981	(27.1)

The majority of the decline in net sales and tonnage for the second quarter of fiscal 2017 is linked to lower commodity and whole turkey markets along with reduced harvest tonnage levels.  Despite the market conditions and operating challenges, value-added volumes grew for the second quarter of fiscal 2017 on items such as Jennie-O lean ground turkey and retail bacon.

Segment profit for the second quarter dropped significantly versus last year due to lower turkey commodity prices, pricing pressure from competing proteins, and increased operating expenses.

Looking forward, challenging commodity turkey prices, along with competitive pressures from other proteins are expected to continue to pressure year over year comparisons for the third quarter in tonnage, net sales and segment profit.

Specialty Foods

Results for the Specialty Foods segment compared to the prior year are as follows:

	Three Months Ended			Six Months Ended
(in thousands)	April 30, 2017	April 24, 2016	% Change	April 30 2017	April 24, 2016	% Change
Net sales	$208,214	$272,484	(23.6)	$400,843	$510,263	(21.4)
Tonnage (lbs.)	116,432	174,282	(33.2)	229,261	335,727	(31.7)
Segment profit	$30,810	$36,853	(16.4)	$57,559	$63,646	(9.6)

The comparative results for the second quarter and first six months of fiscal 2017 reflect the divestiture of the DCB business, which was the primary contributor to sales and profit declines.  Second quarter results were also negatively impacted by lower contract manufacturing sales.

For the first six months of fiscal 2017, increased distribution of Muscle Milk and CytoSport aided sales, but segment profits were partially offset by increased advertising investment for Muscle Milk.

The Company expects the Specialty Foods segment to deliver sales and profit increases through the growth of Muscle Milk protein nutrition products in the second half of fiscal 2017.

International & Other

Results for the International segment compared to the prior year are as follows:

	Three Months Ended			Six Months Ended
(in thousands)	April 30, 2017	April 24, 2016	% Change	April 30, 2017	April 24, 2016	% Change
Net sales	$131,167	$110,260	19.0	$256,992	$238,748	7.6
Tonnage (lbs.)	80,312	68,920	16.5	155,361	144,438	7.6
Segment profit	$19,617	$14,244	37.7	$45,080	$38,531	17.0

Pork exports remained very favorable throughout the second quarter of fiscal 2017, driving significant tonnage and net sales gains over last year.  Branded exports improved, primarily due to the timing of shipments into key markets, which shifted volume from the first quarter into the second quarter this year.  The Company’s meat and SKIPPY businesses in China also showed net sales improvement for the quarter.

Segment profit results for the second quarter of fiscal 2017 were driven by the strong pork and branded export sales noted above, with margins well above the prior year.  Despite the improved top-line results for China, margins for the business declined due to higher pork costs versus last year.

Entering the third quarter, the Company expects pork exports to moderate but remain above prior year levels.  Branded exports will continue to drive growth in the second half.  The Company has seen a recent decline in China hog costs, and expect them to be below last year for the third quarter.  However, start-up costs related to the new plant in Jiaxing, China will result in lower profit levels for the China business overall.

Unallocated Income and Expenses

The Company does not allocate investment income, interest expense, and interest income to its segments when measuring performance.  The Company retains various other income and unallocated expenses at corporate.  Equity in earnings of affiliates is included in segment operating profit; however, earnings attributable to the Company’s noncontrolling interests are excluded.  These items are included in the segment table for the purpose of reconciling segment results to earnings before income taxes.

	Three Months Ended		Six Months Ended
(in thousands)	April 30, 2017	April 24, 2016	April 30, 2017	April 24, 2016
Net interest and investment expense (income)	$205	$(380)	$782	$4,990
Interest expense	3,023	3,029	6,049	6,436
General corporate expense	5,822	14,057	10,443	29,189
Noncontrolling interest (loss) earnings	(40)	(13)	116	93

General Corporate Expense for both the second quarter and first six months of fiscal 2017 was lower than the prior year due to lower salary and legal related expenses.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $548.9 million at the end of the second quarter of fiscal year 2017 compared to $379.9 million at the end of the comparable fiscal 2016 period.

Cash provided by operating activities was $261.2 million in the first six months of fiscal 2017 compared to $409.1 million in the same period of fiscal 2016.  Higher working capital in the first six months of fiscal 2017 led to the decrease.

Cash provided by investing activities was $62.8 million in the first six months of fiscal 2017 compared to cash used in investing activities of $85.0 million in fiscal 2016.  In the first quarter of fiscal 2017, the Company received $135.9 million for the sale of Farmer John.  Capital expenditures in the first six months of fiscal 2017 was $77.0 million compared to $99.9 million in the comparable six months of fiscal 2016.  The Company currently estimates its fiscal 2017 capital expenditures will be approximately $190.0 million.  Projects include completion of the Company’s plant in Jiaxing, China, a new JOTS production facility in Melrose, MN, capacity expansions for value-added product lines, and ongoing investments for food and employee safety.

Cash used in financing activities was $186.5 million in the first six months of fiscal 2017 compared to $289.4 million in the same period of fiscal 2016.  The outstanding $185.0 million of debt was paid down in the first quarter of fiscal 2016.  The Company repurchased $49.6 million of its common stock in the first six months of fiscal 2017 compared to $6.4 million  repurchased in the first six months of the prior year.  For additional information pertaining to the Company’s share repurchase plans or programs, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Cash dividends paid to the Company’s shareholders continue to be an ongoing financing activity for the Company.  Dividends paid in the first six months of fiscal 2017 were $166.5 million compared to $142.9 million in the comparable period of fiscal 2016.  For fiscal 2017, the annual dividend rate has been increased to $0.68 per share, representing the 51st consecutive annual dividend increase.  The Company has paid dividends for 355 consecutive quarters and expects to continue doing so.

The Company is required, by certain covenants in its debt agreements, to maintain specified levels of financial ratios and financial position.  At the end of the second quarter of fiscal 2017, the Company was in compliance with all of these debt covenants.

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

Contractual Obligations and Commercial Commitments

The Company records income taxes in accordance with the provisions of ASC 740, Income Taxes.  The Company is unable to determine its contractual obligations by year related to this pronouncement, as the ultimate amount or timing of settlement of its reserves for income taxes cannot be reasonably estimated.  The total liability for unrecognized tax benefits, including interest and penalties, at April 30, 2017, was $19.8 million.

There have been no other material changes to the information regarding the Company’s future contractual financial obligations as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2016.

Off-Balance Sheet Arrangements

As of April 30, 2017, and October 30, 2016, the Company had $48.7 million and $44.4 million, respectively, of standby letters of credit issued on its behalf.  The standby letters of credit are primarily related to the Company’s self-insured workers compensation programs.  However, this includes $4.0 million of revocable standby letters of credit for obligations of an affiliated party that may arise under workers compensation claims.  Letters of credit are not reflected in the Company’s Consolidated Statements of Financial Position.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Hog Markets:  The Company’s earnings are affected by fluctuations in the live hog market.  To minimize the impact on earnings, and to ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 10 years.  Purchased hogs under contract accounted for 95 percent and 93 percent of the total hogs purchased by the Company during the first six months of fiscal 2017 and 2016, respectively.  The majority of these contracts use market-based formulas based on hog futures, hog primal values, or industry reported hog markets.  Other contracts use a formula based on the cost of production, which can fluctuate independently from hog markets.  The Company’s value-added branded portfolio helps mitigate changes in hog and pork market prices.  Therefore, a hypothetical 10 percent change in the cash hog market would have had an immaterial effect on the Company’s results of operations.

In the second quarter of 2017, the Company initiated a hedge program to offset the fluctuation in the Company’s future direct hog purchases.  This program currently utilizes lean hog futures, and these contracts are accounted for under cash flow hedge accounting.  The fair value of the Company’s open futures contracts in this hedging program as of April 30, 2017 was $0.4 million, before tax.  The Company measures its market risk exposure on its lean hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain.  A 10 percent decrease in the market price for lean hogs would have negatively impacted the fair value of the Company’s April 30, 2017, open lean hog contracts by $0.9 million, which in turn would lower the Company’s future cost on purchased hogs by a similar amount.

Certain procurement contracts allow for future hog deliveries (firm commitments) to be forward priced.  The Company generally hedges these firm commitments by using hog futures contracts.  These futures contracts are designated and accounted for as fair value hedges.  The change in the market value of such futures contracts is highly effective at offsetting changes in price movements of the hedged item, and the Company evaluates the effectiveness of the contracts at least quarterly.  Changes in the fair value of the futures contracts, along with the gain or loss on the firm commitment, are marked-to-market through earnings and are recorded on the Consolidated Statements of Financial Position as a current asset and liability, respectively.  The fair value of the Company’s open futures contracts as of April 30, 2017, was $0.2 million compared to $1.4 million as of October 30, 2016.  The Company measures its market risk exposure on its hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in market prices.  A 10 percent increase in market prices would have negatively impacted the fair value of the Company’s April 30, 2017, open contracts by $0.9 million, which in turn would lower the Company’s future cost of purchased hogs by a similar amount.

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

To reduce the Company’s exposure to changes in grain prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future direct grain purchases.  This program currently utilizes corn futures for JOTS, and these contracts are accounted for under cash flow hedge accounting.  The fair value of the Company’s open futures contracts as of April 30, 2017, was $(1.7) million compared to $(3.2) million, before tax, as of October 30, 2016.  The Company measures its market risk exposure on its grain futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain.  A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s April 30, 2017, open grain contracts by $6.1 million, which in turn would lower the Company’s future cost on purchased grain by a similar amount.

Long-Term Debt:  A principal market risk affecting the Company is the exposure to changes in interest rates on the Company’s fixed-rate, long-term debt.  Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $2.1 million.  The fair value of the Company’s long-term debt was estimated using discounted future cash flows based on the Company’s incremental borrowing rate for similar types of borrowing arrangements.

Investments:  The Company has corporate-owned life insurance policies classified as trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans.  As of April 30, 2017, the balance of these securities totaled $125.6 million compared to $122.3 million as of October 30, 2016.  A majority of these securities represent fixed income funds.  The Company is subject to market risk due to fluctuations in the value of the remaining investments, as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis.  A 10 percent decline in the value of the investments not held in fixed income funds would have a direct negative impact to the Company’s pretax earnings of approximately $4.2 million, while a 10 percent increase in value would have a positive impact of the same amount.

International:  While the Company does have international operations and operates in international markets, it considers its market risk in such activities to be immaterial.

Item 4.  Controls and Procedures

(a)               Disclosure Controls and Procedures.

As of the end of the period covered by this report (the Evaluation Date), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)).  In designing and evaluating the disclosure controls and procedures, management recognized any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance the information the Company is required to disclose in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Commission rules and forms, and such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)               Internal Controls.

During the second quarter of fiscal 2017, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The pathogens which may cause food contamination are found generally in livestock and in the environment and thus may be present in our products as a result of food processing.  These pathogens can be introduced to our products as a result of improper handling by customers or consumers.  We do not have control over handling procedures once our products have been shipped for distribution.  If one or more of these risks were to materialize, the Company’s brand and business reputation could be negatively impacted.  In addition, revenues could decrease, costs of doing business could increase, and the Company’s operating results could be adversely affected.

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

The Company utilizes hedging programs to manage its exposure to various commodity market risks, which qualify for hedge accounting for financial reporting purposes.  Volatile fluctuations in market conditions could cause these instruments to become ineffective, which could require any gains or losses associated with these instruments to be reported in the Company’s earnings each period.  These instruments may limit the Company’s ability to benefit from market gains if commodity prices become more favorable than those secured under the Company’s hedging programs.  Most recently, due to market volatility the Company temporarily suspended the use of the special hedge accounting exemption for its JOTS corn futures contracts in the third quarter of fiscal 2016.  During the time of suspension, all gains or losses related to these contracts were recognized as ineffectiveness in earnings as incurred.

Additionally, if a highly pathogenic disease outbreak developed in the United States, it may negatively impact the national economy, demand for Company products, and/or the Company’s workforce availability, and the Company’s financial results could suffer.  The Company has developed contingency plans to address infectious disease scenarios and the potential impact on its operations, and will continue to update these plans as necessary.  There can be no assurance given, however, these plans will be effective in eliminating the negative effects of any such diseases on the Company’s operating results.

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

JOTS raises turkeys and contracts with turkey growers to meet its raw material requirements for whole birds and processed turkey products.  Results in these operations are affected by the cost and supply of feed grains, which fluctuate due to climate conditions, production forecasts, and supply and demand conditions at local, regional, national, and worldwide levels.  The Company attempts to manage some of its short-term exposure to fluctuations in feed prices by forward buying, using futures contracts, and pursuing pricing advances.  However, these strategies may not be adequate to overcome sustained increases in market prices due to alternate uses for feed grains or other changes in these market conditions.

The supply of natural and organic proteins may impact the Company’s ability to ensure a continuing supply of these products.  To mitigate this risk, the Company partners with multiple long-term suppliers.

International trade barriers and other restrictions could result in less foreign demand and increased domestic supply of proteins which could lower prices.  The Company occasionally utilizes in-country production to limit this exposure.

Outbreaks of disease among livestock and poultry flocks could harm the Company’s revenues and operating margins.

The Company is subject to risks associated with the outbreak of disease in pork and beef livestock, and poultry flocks, including Bovine Spongiform Encephalopathy (BSE), pneumo-virus, Porcine Circovirus 2 (PCV2), Porcine Reproduction & Respiratory Syndrome (PRRS), Foot-and-Mouth Disease (FMD), Porcine Epidemic Diarrhea Virus (PEDv), and Highly Pathogenic Avian Influenza (HPAI).  The outbreak of disease could adversely affect the Company’s supply of raw materials, increase the cost of production, reduce utilization of the Company’s harvest facilities, and reduce operating margins.  Additionally, the outbreak of disease may hinder the Company’s ability to market and sell products both domestically and internationally.  Most recently, HPAI impacted the Company’s  operations and several of the Company’s independent turkey suppliers.  The impact of HPAI in the industry reduced volume through the Company’s turkey facilities through the first part of fiscal 2016.  The Company has developed business continuity plans for various disease scenarios and will continue to update these plans as necessary.  There can be no assurance given, however, these plans will be effective in eliminating the negative effects of any such diseases on the Company’s operating results.

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

The Company’s operations are subject to extensive regulation by the U.S. Department of Homeland Security, the U.S. Department of Agriculture, the U.S. Food and Drug Administration, federal and state taxing authorities, and other state and local authorities who oversee workforce immigration laws, tax regulations, animal welfare, food safety standards, and the processing, packaging, storage, distribution, advertising, and labeling of the Company’s products.  The Company’s manufacturing facilities and products are subject to continuous inspection by federal, state, and local authorities.  Claims or enforcement proceedings could be brought against the Company in the future.  The availability of government inspectors due to a government furlough could also cause disruption to the Company’s manufacturing facilities.  Additionally, the Company is subject to new or modified laws, regulations, and accounting standards.  The Company’s failure or inability to comply with such requirements could subject the Company to civil remedies, including fines, injunctions, recalls, or seizures, as well as potential criminal sanctions.

The Company is subject to stringent environmental regulation and potentially subject to environmental litigation, proceedings, and investigations.

The Company’s past and present business operations and ownership and operation of real property are subject to stringent federal, state, and local environmental laws and regulations pertaining to the discharge of materials into the environment and the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to protection of the environment.  Compliance with these laws and regulations, and the ability to comply with any modifications to these laws and regulations, is material to the Company’s business.  New matters or sites may be identified in the future requiring additional investigation, assessment, or expenditures.  In addition, some of the Company’s facilities have been in operation for many years and, over time, the Company and other prior operators of these facilities may have generated and disposed of wastes that now may be considered hazardous.  Future discovery of contamination of property underlying or in the vicinity of the Company’s present or former properties or manufacturing facilities and/or waste disposal sites could require the Company to incur additional expenses.  The occurrence of any of these events, the implementation of new laws and regulations, or stricter interpretation of existing laws or regulations could adversely affect the Company’s financial results.

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

Information technology systems are an important part of the Company’s business operations. Attempted cyber-attacks and other cyber incidents are occurring more frequently and are being made by groups and individuals with a wide range of motives and expertise.  In an attempt to mitigate this risk, the Company has implemented and continues to evaluate security initiatives and business continuity plans.

Deterioration of labor relations or increases in labor costs could harm the Company’s business.

As of April 30, 2017, the Company had approximately 19,200 employees worldwide, of which approximately 4,400 were represented by labor unions, principally the United Food and Commercial Workers Union.  A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities or contracted hog processing facilities resulting in work slowdowns or stoppages could harm the Company’s financial results.  Union contracts at the Company’s facilities in Eldridge, Iowa, and Lathrop, California, covering a combined total of approximately 150 employees, were successfully negotiated in the second quarter of fiscal 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the Second Quarter of Fiscal 2017

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
January 30, 2017 – March 5, 2017	-	-	-	12,320,999
March 6, 2017 – April 2, 2017	531,762	$34.71	531,762	11,789,237
April 3, 2017 – April 30, 2017	15,600	34.35	15,600	11,773,637
Total	547,362	$34.70	547,362

1On January 31, 2013, the Company announced its Board of Directors had authorized the repurchase of 10,000,000 shares of its common stock with no expiration date.  The repurchase program was authorized at a meeting of the Company’s Board of Directors on January 29, 2013.  On November 23, 2015, the Board of Directors authorized a two-for-one split of the Company’s voting common stock.  As part of the resolution to approve the stock split, the number of shares remaining to be repurchased was adjusted proportionately.  The stock split was subsequently approved by shareholders at the Company’s Annual Meeting on January 26, 2016, and effected January 27, 2016.  All numbers in the table above reflect the impact of this stock split.

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

HORMEL FOODS CORPORATION
(Registrant)

Date: June 9, 2017	By	/s/ JAMES N. SHEEHAN
JAMES N. SHEEHAN
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: June 9, 2017	By	/s/ JANA L. HAYNES
JANA L. HAYNES
Vice President and Controller
(Principal Accounting Officer)