Form 10-Q
period 2017-07-30
HORMEL FOODS CORP /DE/
filed 2017-09-08
CIK 48465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2017

or

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
Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes  X  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 8, 2017
Common Stock	$.01465 par value 527,828,196
Common Stock Non-Voting	$.01 par value -0-

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except share and per share amounts)

	July 30,	October 30,
	2017	2016
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$633,341	$415,143
Accounts receivable	549,011	591,310
Inventories	1,013,214	985,683
Income taxes receivable	-	18,282
Prepaid expenses	17,096	13,775
Other current assets	4,433	5,719
TOTAL CURRENT ASSETS	2,217,095	2,029,912

DEFERRED INCOME TAXES	-	6,223

GOODWILL	1,822,671	1,834,497

OTHER INTANGIBLES	882,717	903,258

PENSION ASSETS	98,893	68,901

INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	248,129	239,590

OTHER ASSETS	184,364	182,237

PROPERTY, PLANT AND EQUIPMENT
Land	46,847	67,557
Buildings	757,190	805,858
Equipment	1,665,520	1,675,549
Construction in progress	152,217	218,351
Less: Allowance for depreciation	(1,567,678)	(1,661,866)
Net property, plant and equipment	1,054,096	1,105,449

TOTAL ASSETS	$6,507,965	$6,370,067

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except share and per share amounts)

	July 30,	October 30,
	2017	2016
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$421,170	$481,826
Accrued expenses	71,284	82,145
Accrued workers compensation	24,842	36,612
Accrued marketing expenses	77,151	119,583
Employee related expenses	188,327	251,433
Taxes payable	1,990	4,331
Interest and dividends payable	93,007	77,266
TOTAL CURRENT LIABILITIES	877,771	1,053,196

LONG-TERM DEBT–less current maturities	250,000	250,000

PENSION AND POST-RETIREMENT BENEFITS	529,107	522,356

OTHER LONG-TERM LIABILITIES	88,336	93,109

DEFERRED INCOME TAXES	9,571	-

SHAREHOLDERS’ INVESTMENT
Preferred stock, par value $.01 a share–
authorized 160,000,000 shares; issued–none
Common stock, non-voting, par value $.01
a share–authorized 400,000,000 shares; issued–none
Common stock, par value $.01465 a share–	7,732	7,742
authorized 1,600,000,000 shares;
issued 527,739,696 shares July 30, 2017
issued 528,483,868 shares October 30, 2016
Additional paid-in capital	-	-
Accumulated other comprehensive loss	(291,964)	(296,303)
Retained earnings	5,033,945	4,736,567
HORMEL FOODS CORPORATION SHAREHOLDERS’ INVESTMENT	4,749,713	4,448,006
NONCONTROLLING INTEREST	3,467	3,400
TOTAL SHAREHOLDERS’ INVESTMENT	4,753,180	4,451,406

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$6,507,965	$6,370,067

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 30, 2017	July 24, 2016	July 30, 2017	July 24, 2016

Net sales	$2,207,375	$2,302,376	$6,674,911	$6,895,283
Cost of products sold	1,754,966	1,827,091	5,183,302	5,335,628
GROSS PROFIT	452,409	475,285	1,491,609	1,559,655

Selling, general and administrative	176,660	206,876	567,886	627,968
Goodwill impairment charge	-	-	-	991
Equity in earnings of affiliates	3,956	6,381	27,376	27,449

OPERATING INCOME	279,705	274,790	951,099	958,145

Other income and expense:
Interest and investment income	1,376	2,474	6,643	3,920
Interest expense	(3,057)	(3,147)	(9,106)	(9,583)

EARNINGS BEFORE INCOME TAXES	278,024	274,117	948,636	952,482

Provision for income taxes	95,473	78,341	319,896	306,155

NET EARNINGS	182,551	195,776	628,740	646,327
Less: Net earnings attributable to noncontrolling interest	43	122	159	215
NET EARNINGS ATTRIBUTABLE TO HORMEL FOODS CORPORATION	$182,508	$195,654	$628,581	$646,112

NET EARNINGS PER SHARE:
BASIC	$0.35	$0.37	$1.19	$1.22
DILUTED	$0.34	$0.36	$1.17	$1.19

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	528,165	529,660	528,487	529,473
DILUTED	538,814	542,163	539,504	542,890

DIVIDENDS DECLARED PER SHARE:	$0.170	$0.145	$0.510	$0.435

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 30, 2017	July 24, 2016	July 30, 2017	July 24, 2016

NET EARNINGS	$182,551	$195,776	$628,740	$646,327
Other comprehensive income (loss), net of tax:
Foreign currency translation	4,143	(2,960)	(3,037)	(4,681)
Pension and other benefits	3,314	(835)	9,961	2,705
Deferred hedging	(170)	5,017	(2,677)	3,069
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	7,287	1,222	4,247	1,093
COMPREHENSIVE INCOME	189,838	196,998	632,987	647,420
Less: Comprehensive income attributable to noncontrolling interest	143	40	67	1
COMPREHENSIVE INCOME ATTRIBUTABLE TO HORMEL FOODS CORPORATION	$189,695	$196,958	$632,920	$647,419

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT

(in thousands, except per share amounts)

(Unaudited)

	Hormel Foods Corporation Shareholders
					Accumulated
			Additional		Other	Non-	Total
	Common	Treasury	Paid-in	Retained	Comprehensive	controlling	Shareholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Interest	Investment

Balance at October 25, 2015	$7,741	$-	$-	$4,216,125	$(225,668)	$3,195	$4,001,393

Net earnings				890,052		465	890,517
Other comprehensive loss					(70,635)	(260)	(70,895)
Purchases of common stock		(87,885)					(87,885)
Stock-based compensation expense	1		17,828				17,829
Exercise of stock options/nonvested shares	35		7,476				7,511
Shares retired	(35)	87,885	(25,304)	(62,546)			-
Declared cash dividends – $0.58 per share				(307,064)			(307,064)
Balance at October 30, 2016	$7,742	$-	$-	$4,736,567	$(296,303)	$3,400	$4,451,406

Net earnings				628,581		159	628,740
Other comprehensive income (loss)					4,339	(92)	4,247
Purchases of common stock		(94,487)					(94,487)
Stock-based compensation expense	1		13,866				13,867
Exercise of stock options/nonvested shares	29		18,881				18,910
Shares retired	(40)	94,487	(32,747)	(61,700)			-
Declared cash dividends – $0.51 per share				(269,503)			(269,503)
Balance at July 30, 2017	$7,732	$-	$-	$5,033,945	$(291,964)	$3,467	$4,753,180

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	July 30,	July 24,
	2017	2016
OPERATING ACTIVITIES
Net earnings	$628,740	$646,327
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	89,930	89,996
Amortization of intangibles	6,191	6,524
Goodwill impairment charge	-	991
Equity in earnings of affiliates, net of dividends	(7,855)	(2,905)
Provision for deferred income taxes	11,359	4,428
Gain on property/equipment sales and plant facilities	1,283	138
Non-cash investment activities	(3,790)	(1,247)
Stock-based compensation expense	13,867	16,091
Excess tax benefit from stock-based compensation	(24,859)	(39,190)
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	18,348	47,767
Increase in inventories	(72,598)	(60,579)
(Increase) decrease in prepaid expenses and other current assets	(22,333)	6,603
Decrease in pension and post-retirement benefits	(6,370)	(26,266)
Decrease in accounts payable and accrued expenses	(166,509)	(105,466)
Increase in net income taxes payable	46,069	38,474
NET CASH PROVIDED BY OPERATING ACTIVITIES	511,473	621,686

INVESTING ACTIVITIES
Proceeds from sale of business	135,944	110,149
Acquisitions of businesses/intangibles	-	(281,655)
Purchases of property/equipment	(118,511)	(165,828)
Proceeds from sales of property/equipment	2,532	2,590
(Increase) decrease in investments, equity in affiliates, and other assets	(1,154)	6,865
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	18,811	(327,879)

FINANCING ACTIVITIES
Proceeds from short-term debt	-	145,000
Principal payments on short-term debt	-	(185,000)
Dividends paid on common stock	(256,341)	(219,744)
Share repurchase	(94,487)	(44,976)
Proceeds from exercise of stock options	14,337	9,233
Excess tax benefit from stock-based compensation	24,859	39,190
NET CASH USED IN FINANCING ACTIVITIES	(311,632)	(256,297)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(454)	(5,152)
INCREASE IN CASH AND CASH EQUIVALENTS	218,198	32,358
Cash and cash equivalents at beginning of year	415,143	347,239
CASH AND CASH EQUIVALENTS AT END OF QUARTER	$633,341	$379,597

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

Investments

The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans.  Under the plans, the participants can defer certain types of compensation and elect to receive a return on the deferred amounts based on the changes in fair value of various investment options, primarily a variety of mutual funds.  The Company has corporate-owned life insurance policies on certain participants in the deferred compensation plans.  The cash surrender value of the policies is included in other assets on the Consolidated Statements of Financial Position.  The securities held by the trust are classified as trading securities.  Therefore, unrealized gains and losses associated with these investments are included in the Company’s earnings.  Securities held by the trust generated gains of $1.5 million and $4.8 million for the third quarter and nine months ended July 30, 2017, respectively, compared to gains of $1.2 million and $2.4 million for the third quarter and nine months ended July 24, 2016.

Supplemental Cash Flow Information

Non-cash investment activities presented on the Consolidated Statements of Cash Flows primarily consist of unrealized gains or losses on the Company’s rabbi trust.  The noted investments are included in other assets on the Consolidated Statements of Financial Position.  Changes in the value of these investments are included in the Company’s net earnings and are presented in the Consolidated Statements of Operations as either interest and investment income (loss) or interest expense, as appropriate.

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

In March 2016, the FASB updated the guidance within ASC 718, Compensation —Stock Compensation.  The update simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  Early adoption is permitted in any interim or annual period, with adjustments reflected as of the beginning of the fiscal year.  The Company expects to adopt the provisions of this new accounting standard at the beginning of fiscal year 2018, and is currently assessing the impact on its consolidated financial statements.

In June 2016, the FASB updated the guidance within ASC 326, Financial Instruments —Credit Losses.  The update provides guidance on the measurement of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The amendments replace the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. The updated guidance is to be applied on a modified retrospective approach and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early adoption is permitted for all entities for fiscal years beginning after December 15, 2018, and interim periods therein.  The Company is currently assessing the timing and impact of adopting the updated provisions.

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

In August 2017, the FASB updated the guidance within ASC 815, Derivatives and Hedging.  The updated guidance expand an entity’s ability to hedge nonfinancial and financial risk components and reduce complexity in fair value hedges of interest rate risk.  The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item.  The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness.  Entities will apply the amendments to cash flow and net investment hedge relationships that exist on the date of adoption using a modified retrospective approach.  The presentation and disclosure requirements apply prospectively.  The updated guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years.  Early adoption is permitted in any interim or annual period.  The Company is currently assessing the timing and impact of adopting the updated provisions.

NOTE B                ACQUISITIONS

On August 22, 2017, subsequent to the end of the third quarter, the Company acquired Cidade do Sol (Ceratti) for a preliminary purchase price of approximately $104.0 million, subject to customary working capital adjustments. The transaction was funded by the Company with cash on hand.

Ceratti is a growing, branded, value-added meats company in Brazil offering more than 70 products in 15 categories including authentic meats such as mortadella, sausage, and salami for Brazilian retail and foodservice markets under the popular Ceratti® brand.  The acquisition of the Ceratti® brand allows the Company to establish a full in-country presence in the fast-growing Brazilian market with a premium brand.

Operating results for this acquisition will be included in the Company’s Consolidated Statements of Operations from the date of acquisition and will be reflected in the International & Other segment.

On August 16, 2017, subsequent to the end of the third quarter, the Company acquired Fontanini Italian Meats and Sausages (Fontanini), a branded foodservice business, from Capitol Wholesale Meats, Inc. for a purchase price of $425.0 million, subject to customary working capital adjustments.  The transaction provides a cash flow benefit resulting from the amortization of the tax basis of assets, the net present value of which is approximately $90.0 million.  The transaction was funded by the Company with cash on hand and by utilizing short-term financing.

Fontanini specializes in authentic Italian meats and sausages, as well as a variety of other premium meat products, including pizza toppings and meatballs, and allows the Company to expand its foodservice business.

Operating results for this acquisition will be included in the Company’s Consolidated Statements of Operations from the date of acquisition and will be reflected in the Refrigerated Foods segment.

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

Operating results for this acquisition are included in the Company’s Consolidated Statements of Operations from the date of acquisition and are reflected in the Grocery Products segment.

NOTE C                INVENTORIES

Principal components of inventories are:

(in thousands)	July 30, 2017	October 30, 2016
Finished products	$580,835	$553,634
Raw materials and work-in-process	261,926	253,662
Materials and supplies	170,453	178,387
Total	$1,013,214	$985,683

NOTE D                GOODWILL AND INTANGIBLE ASSETS

The carrying amounts of goodwill for the nine months ended July 30, 2017, are presented in the table below.  There were no changes to the carrying amount of goodwill in the third quarter of fiscal 2017.  The reduction during the first nine months is due to the sale of Farmer John on January 3, 2017.  See additional discussion regarding the Company’s assets held for sale in Note E.

(in thousands)	Grocery Products	Refrigerated Foods	JOTS	Specialty Foods	International & Other	Total
Balance as of October 30, 2016	$508,800	$584,443	$203,214	$373,782	$164,258	$1,834,497
Goodwill sold	-	(11,826)	-	-	-	(11,826)
Balance as of July 30, 2017	$508,800	$572,617	$203,214	$373,782	$164,258	$1,822,671

The gross carrying amount and accumulated amortization for definite-lived intangible assets are presented in the table below.

	July 30, 2017		October 30, 2016
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists/relationships	$85,440	$(23,931)	$88,240	$(20,737)
Formulas and recipes	1,950	(1,943)	1,950	(1,796)
Other intangibles	3,100	(1,918)	3,520	(1,677)
Total	$90,490	$(27,792)	$93,710	$(24,210)

Amortization expense was $2.1 million and $6.2 million for the third quarter and nine months ended July 30, 2017, respectively, compared to $2.5 million and $6.5 million for the third quarter and nine months ended July 24, 2016.

Estimated annual amortization expense for the five fiscal years after October 30, 2016, is as follows:

(in millions)
2017	$ 8.1
2018	7.6
2019	7.4
2020	7.4
2021	7.4

The carrying amounts for indefinite-lived intangible assets are presented in the table below.

(in thousands)	July 30, 2017	October 30, 2016
Brands/tradenames/trademarks	$819,835	$825,774
Other intangibles	184	7,984
Total	$820,019	$833,758

NOTE E                ASSETS HELD FOR SALE

At the end of fiscal year 2016, the Company was actively marketing Clougherty Packing, LLC, parent company of Farmer John and Saag’s Specialty Meats, along with PFFJ, LLC, farm operations in California, Arizona, and Wyoming (Farmer John).  Through this process, the Company identified the specific assets and liabilities to be sold and allocated goodwill based on the relative fair values of the assets held for sale and the assets that would be retained by the Company.  In November 2016, the Company entered into an agreement for the sale and the transaction closed on January 3, 2017.  The purchase price was $145 million in cash.  The assets held for sale were reported within the Company’s Refrigerated Foods segment.  The assets held for sale were not material to the Company’s annual net sales, net earnings, or earnings per share.

Amounts classified as assets and liabilities held for sale on October 30, 2016, were presented on the Company’s Consolidated Statement of Financial Position within their respective accounts, and include the following:

Assets held for sale (in thousands)
Current assets	$80,861
Goodwill	12,703
Intangibles	14,321
Property, plant and equipment	74,812
Total assets held for sale	$182,697

Liabilities held for sale (in thousands)
Total current liabilities held for sale	$44,066

NOTE F                PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic benefit cost for pension and other post-retirement benefit plans consists of the following:

	Pension Benefits
	Three Months Ended		Nine Months Ended
(in thousands)	July 30, 2017	July 24, 2016	July 30, 2017	July 24, 2016
Service cost	$7,564	$6,645	$22,692	$20,005
Interest cost	13,565	13,674	40,697	41,030
Expected return on plan assets	(22,734)	(21,716)	(68,202)	(65,071)
Amortization of prior service cost	(750)	(1,037)	(2,250)	(3,169)
Recognized actuarial loss	6,542	4,787	19,625	13,958
Curtailment gain	-	(4,438)	-	(4,438)
Net periodic cost	$4,187	$(2,085)	$12,562	$2,315

	Post-retirement Benefits
	Three Months Ended		Nine Months Ended
(in thousands)	July 30, 2017	July 24, 2016	July 30, 2017	July 24, 2016
Service cost	$275	$317	$824	$950
Interest cost	2,871	3,236	8,613	9,708
Amortization of prior service cost	(1,069)	(1,050)	(3,206)	(3,151)
Recognized actuarial loss	598	392	1,825	1,176
Net periodic cost	$2,675	$2,895	$8,056	$8,683

During the third quarter of fiscal 2017, the Company made discretionary contributions of $16.1 million to fund its pension plans, compared to discretionary contributions of $25.7 million during the third quarter of fiscal 2016.  The curtailment gain recognized in the third quarter of fiscal 2016 is due to plan amendments related to the sale of Diamond Crystal Brands (DCB).

NOTE G               DERIVATIVES AND HEDGING

The Company uses hedging programs to manage price risk associated with commodity purchases.  These programs utilize futures contracts to manage the Company’s exposure to price fluctuations in the commodities markets.  The Company has determined its programs which are designated as hedges are highly effective in offsetting the changes in fair value or cash flows generated by the items hedged.

Cash Flow Hedges:  The Company utilizes corn and lean hog futures to offset price fluctuations in the Company’s future direct grain and hog purchases.  The financial instruments are designated and accounted for as cash flow hedges, and the Company measures the effectiveness of the hedges at least quarterly.  Effective gains or losses related to these cash flow hedges are reported in accumulated other comprehensive loss (AOCL) and reclassified into earnings, through cost of products sold, in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  The Company typically does not hedge its grain exposure beyond the next two upcoming fiscal years and its hog exposure beyond the next fiscal year.  As of July 30, 2017, and October 30, 2016, the Company had the following outstanding commodity futures contracts that were entered into to hedge forecasted purchases:

Volume
Commodity	July 30, 2017	October 30, 2016
Corn	12.1 million bushels	22.4 million bushels
Lean hogs	0.1 million cwt	-

As of July 30, 2017, the Company has included in AOCL, hedging gains of $4.9 million (before tax) relating to these positions, compared to gains of $9.2 million (before tax) as of October 30, 2016.  The Company expects to recognize the majority of these gains over the next 12 months.

Fair Value Hedges:  The Company utilizes futures to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The intent of the program is to make the forward priced commodities cost nearly the same as cash market purchases at the date of delivery.  The futures contracts are designated and accounted for as fair value hedges, and the Company measures the effectiveness of the hedges at least quarterly.  Changes in the fair value of the futures contracts, along with the gain or loss on the hedged purchase commitment, are marked-to-market through earnings and are recorded on the Consolidated Statements of Financial Position as a current asset and liability, respectively.  Effective gains or losses related to these fair value hedges are recognized through cost of products sold in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  As of July 30, 2017, and October 30, 2016, the Company had the following outstanding commodity futures contracts designated as fair value hedges:

Volume
Commodity	July 30, 2017	October 30, 2016
Corn	3.9 million bushels	3.6 million bushels
Lean hogs	0.4 million cwt	0.2 million cwt

Other Derivatives:  The Company holds certain futures and options contract positions as part of a merchandising program and to manage the Company’s exposure to fluctuations in commodity markets.  The Company has not applied hedge accounting to these positions.

As of July 30, 2017, and October 30, 2016, the Company had the following outstanding futures and options contracts related to these programs:

Volume
Commodity	July 30, 2017	October 30, 2016
Corn	0.3 million bushels	4.0 million bushels
Soybean meal	-	11,000 tons

Fair Values:  The fair values of the Company’s derivative instruments (in thousands) as of July 30, 2017, and October 30, 2016, were as follows:

		Fair Value (1)
	Location on Consolidated
	Statements of Financial Position	July 30, 2017	October 30, 2016
Asset Derivatives:
Derivatives Designated as Hedges:
Commodity contracts	Other current assets	$1,109	$(194)

Derivatives Not Designated as Hedges:
Commodity contracts	Other current assets	19	144

Total Asset Derivatives		$1,128	$(50)

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

Derivative Gains and Losses:  Gains or losses (before tax, in thousands) related to the Company’s derivative instruments for the third quarter ended July 30, 2017, and July 24, 2016, were as follows:

	Gain/(Loss) Recognized in AOCL (Effective Portion) (1)		Location on	Gain/(Loss) Reclassified from AOCL into Earnings (Effective Portion) (1)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (4)
	Three Months Ended		Consolidated	Three Months Ended		Three Months Ended
Cash Flow Hedges:	July 30, 2017	July 24, 2016	Statements of Operations	July 30, 2017	July 24, 2016	July 30, 2017	July 24, 2016
Commodity contracts	$1,490	$7,702	Cost of products sold	$1,758	$(346)	$(22)	$(14,277)

			Location on	Gain/(Loss) Recognized in Earnings (Effective Portion) (3)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (5)
			Consolidated	Three Months Ended		Three Months Ended
Fair Value Hedges:			Statements of Operations	July 30, 2017	July 24, 2016	July 30, 2017	July 24, 2016
Commodity contracts			Cost of products sold	$(730)	$(1)	$51	$4,658

			Location on	Gain/(Loss) Recognized in Earnings
			Consolidated	Three Months Ended
Derivatives Not Designated as Hedges:			Statements of Operations	July 30, 2017	July 24, 2016
Commodity contracts			Cost of products sold	$9	$(244)

Derivative Gains and Losses:  Gains or losses (before tax, in thousands) related to the Company’s derivative instruments for the nine months ended July 30, 2017, and July 24, 2016, were as follows:

	Gain/(Loss) Recognized in AOCL (Effective Portion) (1)		Location on	Gain/(Loss) Reclassified from AOCL into Earnings (Effective Portion) (1)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (4)
	Nine Months Ended		Consolidated	Nine Months Ended		Nine Months Ended
Cash Flow Hedges:	July 30, 2017	July 24, 2016	Statements of Operations	July 30, 2017	July 24, 2016	July 30, 2017	July 24, 2016
Commodity contracts	$703	$3,234	Cost of products sold	$4,980	$(1,690)	$17	$(14,255)

			Location on	Gain/(Loss) Recognized in Earnings (Effective Portion) (3)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (5)
			Consolidated	Nine Months Ended		Nine Months Ended
Fair Value Hedges:			Statements of Operations	July 30, 2017	July 24, 2016	July 30, 2017	July 24, 2016
Commodity contracts			Cost of products sold	$(1,321)	$1,905	$52	$4,419

			Location on	Gain/(Loss) Recognized in Earnings
			Consolidated	Nine Months Ended
Derivatives Not Designated as Hedges:			Statements of Operations	July 30, 2017	July 24, 2016
Commodity contracts			Cost of products sold	$(228)	$(674)

(1)     Amounts represent gains or losses in AOCL before tax.  See Note I “Accumulated Other Comprehensive Loss” or the Consolidated Statements of Comprehensive Income for the after-tax impact of these gains or losses on net earnings.

(2)     There were no gains or losses excluded from the assessment of hedge effectiveness during the third quarter or first nine months.  Due to market volatility, the Company temporarily suspended the use of the special hedge accounting exemption for its JOTS corn futures contracts in the third quarter of fiscal 2016 due to ineffectiveness.  During the time of suspension, all gains or losses related to these contracts were recorded in earnings as incurred.

(3)     Amounts represent losses on commodity contracts designated as fair value hedges that were closed during the third quarter or the first nine months, which were offset by a corresponding gain on the underlying hedged purchase commitment.  Additional gains or losses related to changes in the fair value of open commodity contracts, along with the offsetting gain or loss on the hedged purchase commitment, are also marked-to-market through earnings with no impact on a net basis.

(4)     There were no gains or losses resulting from the discontinuance of cash flow hedges during the third quarter or the first nine months.

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

Investments in and receivables from affiliates consists of the following:

(in thousands)	Segment	% Owned	July 30, 2017	October 30, 2016
MegaMex Foods, LLC	Grocery Products	50%	$184,470	$180,437
Foreign Joint Ventures	International & Other	Various (26-40%)	63,659	59,153
Total			$248,129	$239,590

Equity in earnings of affiliates consists of the following:

		Three Months Ended		Nine Months Ended
(in thousands)	Segment	July 30, 2017	July 24, 2016	July 30, 2017	July 24, 2016
MegaMex Foods, LLC	Grocery Products	$2,528	$5,039	$20,715	$20,812
Foreign Joint Ventures	International & Other	1,428	1,342	6,661	6,637
Total		$3,956	$6,381	$27,376	$27,449

Dividends received from affiliates for the three and nine months ended July 30, 2017, were $7.0 million and $19.5 million, respectively, compared to $10.0 million and $24.5 million dividends received for the three and nine months ended July 24, 2016.

The Company recognized a basis difference of $21.3 million associated with the formation of MegaMex Foods, LLC, of which $14.6 million is remaining as of July 30, 2017.  This difference is being amortized through equity in earnings of affiliates.

NOTE I                                                   ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss are as follows:

(in thousands)	Foreign Currency Translation	Pension & Other Benefits	Deferred Gain (Loss) - Hedging	Accumulated Other Comprehensive Loss
Balance at April 30, 2017	$(12,477)	$(289,905)	$3,231	$(299,151)

Unrecognized gains (losses)
Gross	4,043	-	1,490	5,533
Tax effect	-	-	(559)	(559)
Reclassification into net earnings
Gross	-	5,321(1)	(1,758)(2)	3,563
Tax effect	-	(2,007)	657	(1,350)
Net of tax amount	4,043	3,314	(170)	7,187
Balance at July 30, 2017	$(8,434)	$(286,591)	$3,061	$(291,964)

(in thousands)	Foreign Currency Translation	Pension & Other Benefits	Deferred Gain (Loss) - Hedging	Accumulated Other Comprehensive Loss
Balance at October 30, 2016	$(5,489)	$(296,552)	$5,738	$(296,303)
Unrecognized gains (losses)
Gross	(2,945)	-	703	(2,242)
Tax effect	-	-	(265)	(265)
Reclassification into net earnings
Gross	-	15,994(1)	(4,980)(2)	11,014
Tax effect	-	(6,033)	1,865	(4,168)
Net of tax amount	(2,945)	9,961	(2,677)	4,339
Balance at July 30, 2017	$(8,434)	$(286,591)	$3,061	$(291,964)

(1)                                  Included in the computation of net periodic cost (see Note F “Pension and Other Post-Retirement Benefits” for additional details).

(2)                                  Included in cost of products sold in the Consolidated Statements of Operations.

NOTE J                 INCOME TAXES

The amount of unrecognized tax benefits, including interest and penalties, is recorded in other long-term liabilities.  If recognized as of July 30, 2017, and July 24, 2016, $20.3 million and $18.4 million, respectively, would impact the Company’s effective tax rate.  The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense.  Interest and penalties included in income tax expense for the third quarter and first nine months of fiscal 2017 was $0.1 million and $0.2 million, respectively, compared to $0.1 million expense and $0.3 million benefit for the comparable quarter and first nine months of fiscal 2016.  The amount of accrued interest and penalties at July 30, 2017, and July 24, 2016, associated with unrecognized tax benefits was $2.8 million and $3.0 million, respectively.

The Company is regularly audited by federal and state taxing authorities.  The United States Internal Revenue Service (I.R.S.) concluded its examination of fiscal year 2015 in the first quarter of fiscal 2017.  The Company has elected to participate in the Compliance Assurance Process (CAP) for fiscal years 2016 and 2017.  The objective of CAP is to contemporaneously work with the I.R.S. to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return.  The Company may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time.

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

A reconciliation of the number of options outstanding and exercisable (in thousands) as of July 30, 2017, and changes during the nine months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 30, 2016	31,998	$ 16.05
Granted	2,360	33.58
Exercised	2,935	10.17
Forfeited	36	9.35
Outstanding at July 30, 2017	31,387	$ 17.93	4.8 years	$ 518,421
Exercisable at July 30, 2017	25,228	$ 14.54	3.9 years	$ 496,814

The weighted-average grant date fair value of stock options granted and the total intrinsic value of options exercised (in thousands) during the third quarter and first nine months of fiscal years 2017 and 2016, are as follows.  There were no stock options granted during the third quarter of fiscal year 2017.

	Three Months Ended		Nine Months Ended
	July 30, 2017	July 24, 2016	July 30 2017	July 24, 2016
Weighted-average grant date fair value	$-	$7.46	$6.41	$7.82
Intrinsic value of exercised options	$12,385	$7,895	$73,473	$111,111

The fair value of each option award is calculated on the date of grant using the Black-Scholes valuation model utilizing the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	July 30, 2017	July 24, 2016	July 30, 2017	July 24, 2016
Risk-free interest rate	-	1.9%	2.4%	2.1%
Dividend yield	-	1.5%	2.0%	1.5%
Stock price volatility	-	19.0%	19.0%	19.0%
Expected option life	-	8 years	8 years	8 years

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

Nonvested shares vest on the earlier of the day before the Company’s next annual meeting date or one year from grant date.  A reconciliation of the nonvested shares (in thousands) as of July 30, 2017, and changes during the nine months then ended, is as follows:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at October 30, 2016	47	$41.01
Granted	58	35.62
Vested	47	41.01
Nonvested at July 30, 2017	58	$35.62

The weighted-average grant date fair value of nonvested shares granted, the total fair value (in thousands) of nonvested shares granted, and the fair value (in thousands) of shares that have vested during the first nine months of fiscal years 2017 and 2016, are as follows:

	Nine Months Ended
	July 30, 2017	July 24, 2016
Weighted-average grant date fair value	$35.62	$41.01
Fair value of nonvested shares granted	2,080	1,920
Fair value of shares vested	1,920	1,920

Stock-based compensation expense, along with the related income tax benefit, for the third quarter and first nine months of fiscal years 2017 and 2016, is presented in the table below.

	Three Months Ended		Nine Months Ended
(in thousands)	July 30, 2017	July 24, 2016	July 30, 2017	July 24, 2016
Stock-based compensation expense recognized	$2,006	$1,913	$13,867	$16,091
Income tax benefit recognized	(757)	(726)	(5,231)	(6,105)
After-tax stock-based compensation expense	$1,249	$1,187	$8,636	$9,986

At July 30, 2017, there was $13.2 million of total unrecognized compensation expense from stock-based compensation arrangements granted under the plans.  This compensation is expected to be recognized over a weighted-average period of approximately 2.3 years.  During the third quarter and nine months ended July 30, 2017, cash received from stock option exercises was $5.4 million and $14.3 million, respectively, compared to $0.8 million and $9.2 million for the third quarter and nine months ended July 24, 2016.  The total tax benefit to be realized for tax deductions from these option exercises for the third quarter and nine months ended July 30, 2017, was $4.7 million and $27.7 million, respectively, compared to $3.0 million and $42.2 million in the comparable periods of fiscal 2016.

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

The Company’s financial assets and liabilities are measured at fair value on a recurring basis as of July 30, 2017, and October 30, 2016, and their level within the fair value hierarchy, are presented in the tables below.

	Fair Value Measurements at July 30, 2017
(in thousands)	Fair Value at July 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Cash and cash equivalents (1)	$633,341	$633,341	$-	$-
Other trading securities (2)	127,114	-	127,114	-
Commodity derivatives (3)	3,005	3,005	-	-
Total Assets at Fair Value	$763,460	$636,346	$127,114	$-

Liabilities at Fair Value
Deferred compensation (2)	$60,029	$-	$60,029	$-
Total Liabilities at Fair Value	$60,029	$-	$60,029	$-

	Fair Value Measurements at October 30, 2016
(in thousands)	Fair Value at October 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Cash and cash equivalents (1)	$415,143	$415,143	$-	$-
Other trading securities (2)	122,305	-	122,305	-
Commodity derivatives (3)	3,094	3,094	-	-
Total Assets at Fair Value	$540,542	$418,237	$122,305	$-

Liabilities at Fair Value
Deferred compensation (2)	$60,949	$-	$60,949	$-
Total Liabilities at Fair Value	$60,949	$-	$60,949	$-

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

(2)                                  A majority of the funds held in the rabbi trust relate to the supplemental executive retirement plans and have been invested in fixed income funds managed by a third party.  The declared rate on these funds is set based on a formula using the yield of the general account investment portfolio supporting the fund, adjusted for expenses and other charges.  The rate is guaranteed for one year at issue, and may be reset annually on the policy anniversary, subject to a guaranteed minimum rate.  As the value is based on adjusted market rates, and the fixed rate is only reset on an annual basis, these funds are classified as Level 2.  The funds held in the rabbi trust are included in other assets on the Consolidated Statements of Financial Position.  The remaining funds held are also managed by a third party insurance policy, the values of which represent their cash surrender value based on the fair value of the underlying investments in the account and include equity securities, money market accounts, bond funds, or other portfolios for which there is an active quoted market.  Therefore these policies are also classified as Level 2.  The related deferred compensation liabilities are included in other long-term liabilities on the Consolidated Statements of Financial Position with investment options generally mirroring those funds held by the rabbi trust.  Therefore these investment balances are classified as Level 2.  The Company also offers a fixed rate investment option to participants.  The rate earned on these investments is adjusted annually based on a specified percentage of the United States Internal Revenue Service (I.R.S.) Applicable Federal Rates.  These balances are classified as Level 2.

(3)                                  The Company’s commodity derivatives represent futures contracts used in its hedging or other programs to offset price fluctuations associated with purchases of corn, soybean meal, and hogs, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The Company’s futures contracts for corn and soybean meal are traded on the Chicago Board of Trade, while futures contracts for lean hogs are traded on the Chicago Mercantile Exchange.  These are active markets with quoted prices available, and these contracts are classified as Level 1.  All derivatives are reviewed for potential credit risk and risk of nonperformance.  The Company nets the derivative assets and liabilities for each of its hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract.  The net balance for each program is included in other current assets or accounts payable, as appropriate, in the Consolidated Statements of Financial Position.  As of July 30, 2017, the Company has recognized the right to reclaim net cash collateral of $1.9 million from various counterparties (including $11.4 million of realized gains offset by cash owed of $9.5 million on closed positions).  As of October 30, 2016, the Company had recognized the right to reclaim net cash collateral of $3.1 million from various counterparties (including $7.1 million of realized gains offset by cash owed of $4.0 million on closed positions).

The Company’s financial assets and liabilities include accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value.  The Company does not carry its long-term debt at fair value in its Consolidated Statements of Financial Position.  Based on borrowing rates available to the Company for long-term financing with similar terms and average maturities, the fair value of long-term debt, utilizing discounted cash flows (Level 2), was $271.6 million as of July 30, 2017, and $274.9 million as of October 30, 2016.

In accordance with the provisions of ASC 820, the Company measures certain nonfinancial assets and liabilities at fair value, which are recognized or disclosed on a nonrecurring basis (e.g. goodwill, intangible assets, and property, plant and equipment).  During the second quarter of fiscal year 2016, a $1.0 million goodwill impairment charge was recorded for the portion of DCB assets held for sale which was based on the valuation of these assets as implied by the agreed-upon sales price.  See additional discussion regarding the Company’s assets held for sale in Note E.  During the nine months ended July 30, 2017, there were no material remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition

NOTE M               EARNINGS PER SHARE DATA

The reported net earnings attributable to the Company were used when computing basic and diluted earnings per share.  The following table sets forth the shares used as the denominator for those computations:

	Three Months Ended		Nine Months Ended
(in thousands)	July 30, 2017	July 24, 2016	July 30, 2017	July 24, 2016
Basic weighted-average shares outstanding	528,165	529,660	528,487	529,473
Dilutive potential common shares	10,649	12,503	11,017	13,417
Diluted weighted-average shares outstanding	538,814	542,163	539,504	542,890

For the third quarter and nine months ended July 30, 2017, 2.4 million and 3.4 million weighted-average stock options, respectively, were not included in the computation of dilutive potential common shares since their inclusion would have had an antidilutive effect on earnings per share, compared to 1.8 million and 0.9 million for the third quarter and nine months ended July 24, 2016.

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

	Three Months Ended		Nine Months Ended
(in thousands)	July 30, 2017	July 24, 2016	July 30, 2017	July 24, 2016
Sales to Unaffiliated Customers
Grocery Products	$421,986	$399,342	$1,271,936	$1,193,032
Refrigerated Foods	1,086,546	1,155,297	3,237,071	3,409,897
Jennie-O Turkey Store	369,078	403,953	1,178,304	1,199,559
Specialty Foods	196,873	212,197	597,716	722,460
International & Other	132,892	131,587	389,884	370,335
Total	$2,207,375	$2,302,376	$6,674,911	$6,895,283

Intersegment Sales
Grocery Products	$-	$-	$-	$-
Refrigerated Foods	1,223	1,648	5,039	7,635
Jennie-O Turkey Store	29,264	27,921	85,080	88,604
Specialty Foods	7	8	22	17
International & Other	-	-	-	-
Total	$30,494	$29,577	$90,141	$96,256
Intersegment elimination	(30,494)	(29,577)	(90,141)	(96,256)
Total	$-	$-	$-	$-

Net Sales
Grocery Products	$421,986	$399,342	$1,271,936	$1,193,032
Refrigerated Foods	1,087,769	1,156,945	3,242,110	3,417,532
Jennie-O Turkey Store	398,342	431,874	1,263,384	1,288,163
Specialty Foods	196,880	212,205	597,738	722,477
International & Other	132,892	131,587	389,884	370,335
Intersegment elimination	(30,494)	(29,577)	(90,141)	(96,256)
Total	$2,207,375	$2,302,376	$6,674,911	$6,895,283

Segment Operating Profit
Grocery Products	$58,780	$53,344	$201,894	$185,727
Refrigerated Foods	138,314	120,702	442,316	417,612
Jennie-O Turkey Store	44,986	56,147	176,952	237,128
Specialty Foods	23,336	27,089	80,895	90,735
International & Other	17,111	20,308	62,191	58,839
Total segment operating profit	$282,527	$277,590	$964,248	$990,041

Net interest and investment expense	1,681	673	2,463	5,663
General corporate expense	2,865	2,922	13,308	32,111
Less: Noncontrolling interest	43	122	159	215

Earnings before income taxes	$278,024	$274,117	$948,636	$952,482

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

The Company reported net earnings per diluted share of $0.34 for the third quarter of fiscal 2017, compared to $0.36 per diluted share in the third quarter of fiscal 2016. Significant factors impacting the quarter were:

•                  The Company delivered record earnings before income tax as strong earnings growth in the Refrigerated Foods and Grocery Products segments was able to offset lower earnings in the Company’s other segments.

•                  Refrigerated Foods segment profit rose as strong demand for pork and operational improvements offset higher input costs and the divestiture of Farmer John.

•                  Grocery Products segment profit increased as higher input costs were offset by advertising reductions and incremental earnings from an additional period of Justin’s specialty nut butters.

•                  Specialty Foods segment profit declined as pricing of contract packaging sales did not keep pace with input cost increases along with lower sales of Muscle Milk ready-to-drink protein products.

•                  International & Other segment profit decreased driven by lower results in China, reflecting startup costs for the Company’s new Jiaxing production facility and the closing of the Shanghai facility.

•                  Jennie-O Turkey Store (JOTS) segment profit decreased during the quarter due to lower turkey commodity prices, pricing pressure from competing proteins, and increased operating expenses.

Consolidated Results

Net Earnings and Diluted Earnings per Share

	Three Months			Nine Months
(in thousands, except per share amounts)	July 30, 2017	July 24, 2016	% Change	July 30, 2017	July 24, 2016	% Change
Net earnings	$182,508	$195,654	(6.7)	$628,581	$646,112	(2.7)
Diluted earnings per share	0.34	0.36	(5.6)	1.17	1.19	(1.7)

Net Sales

	Three Months Ended			Nine Months Ended
(in thousands)	July 30, 2017	July 24, 2016	% Change	July 30, 2017	July 24, 2016	% Change
Tonnage (lbs.)	1,112,064	1,220,435	(8.9)	3,495,215	3,771,041	(7.3)
Adjusted(1) tonnage	1,110,950	1,121,474	(0.9)	3,408,331	3,357,537	1.5
Net sales	$2,207,375	$2,302,376	(4.1)	$6,674,911	$6,895,283	(3.2)
Adjusted(1) net sales	2,198,696	2,168,140	1.4	6,531,534	6,384,837	2.3

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

Adjusted volume and net sales excludes the impact from the Justin’s acquisition in May 2016, and the divestitures of the DCB business in May 2016, and the Farmer John business in January 2017. Results below reflect only the incremental sales and tonnage through period 7 of fiscal 2017 for the Justin’s, LLC acquisition and only through the date of divestiture, or period 7 of fiscal 2016, for the DCB divestiture. The tables below show the calculations to reconcile from the non-GAAP adjusted measures to the GAAP measures in the third quarter and third quarter year-to-date of fiscal 2016 and fiscal 2017.

3rd Quarter

Tonnage (lbs.)

(in thousands)	2017 Tonnage	Justin's Acquisition (Pd 7, 2017)	2017 Non-GAAP Tonnage	2016 Tonnage	DCB Divestiture (Pd 7, 2016)	Farmer John Divestiture	2016 Non-GAAP Tonnage	Non-GAAP % Change
Grocery Products	219,088	(1,114)	217,974	210,877			210,877	3.4%
Refrigerated Foods	503,296		503,296	596,389		(87,264)	509,125	(1.1%)
Jennie-O Turkey Store	200,143		200,143	215,447			215,447	(7.1%)
Specialty Foods	111,417		111,417	120,487	(11,697)		108,790	2.4%
International & Other	78,120		78,120	77,235			77,235	1.1%
Total Tonnage	1,112,064	(1,114)	1,110,950	1,220,435	(11,697)	(87,264)	1,121,474	(0.9%)

Net Sales

(in thousands)	2017 Net Sales	Justin's Acquisition (Pd 7, 2017)	2017 Non-GAAP Net Sales	2016 Net Sales	DCB Divestiture (Pd 7, 2016)	Farmer John Divestiture	2016 Non-GAAP Net Sales	Non-GAAP % Change
Grocery Products	$ 421,986	$(8,679)	$413,307	$399,342	$-	$-	$399,342	3.5%
Refrigerated Foods	1,086,546		1,086,546	1,155,297		(121,065)	1,034,232	5.1%
Jennie-O Turkey Store	369,078		369,078	403,953			403,953	(8.6%)
Specialty Foods	196,873		196,873	212,197	(13,171)		199,026	(1.1%)
International & Other	132,892		132,892	131,587			131,587	1.0%
Total Net Sales	$2,207,375	$(8,679)	$2,198,696	$2,302,376	$(13,171)	$(121,065)	$2,168,140	1.4%

Year to Date

Tonnage (lbs.)

(in thousands)	2017 Tonnage	Justin's Acquisition (Period 7, 2017 YTD)	Farmer John Divestiture	2017 Non-GAAP Tonnage	2016 Tonnage	DCB Divestiture (Pd 7, 2016 YTD)	Farmer John Divestiture	2016 Non-GAAP Tonnage	Non-GAAP % Change
Grocery Products	667,502	(6,430)		661,072	647,816			647,816	2.0%
Refrigerated Foods	1,633,211		(80,454)	1,552,757	1,834,852		(279,771)	1,555,081	(0.1%)
Jennie-O Turkey Store	620,343			620,343	610,486			610,486	1.6%
Specialty Foods	340,678			340,678	456,214	(133,733)		322,481	5.6%
International & Other	233,481			233,481	221,673			221,673	5.3%
Total Tonnage	3,495,215	(6,430)	(80,454)	3,408,331	3,771,041	(133,733)	(279,771)	3,357,537	1.5%

Net Sales

(in thousands)	2017 Net Sales	Justin's Acquisition (Period 7, 2017 YTD)	Farmer John Divestiture	2017 Non-GAAP Net Sales	2016 Net Sales	DCB Divestiture (Pd 7, 2016 YTD)	Farmer John Divestiture	2016 Non-GAAP Net Sales	Non-GAAP % Change
Grocery Products	$ 1,271,936	$ (43,146)	$ -	$ 1,228,790	$ 1,193,032	$-	$ -	$ 1,193,032	3.0%
Refrigerated Foods	3,237,071		(100,231)	3,136,840	3,409,897		(370,362)	3,039,535	3.2%
Jennie-O Turkey Store	1,178,304			1,178,304	1,199,559			1,199,559	(1.8%)
Specialty Foods	597,716			597,716	722,460	(140,084)		582,376	2.6%
International & Other	389,884			389,884	370,335			370,335	5.3%
Total Net Sales	$ 6,674,911	$ (43,146)	$ (100,231)	$ 6,531,534	$ 6,895,283	$ (140,084)	$ (370,362)	$ 6,384,837	2.3%

The decline in net sales for the third quarter and first nine months of fiscal 2017 was primarily related to the divestitures of the DCB business on May 9, 2016, and the Farmer John business on January 3, 2017.

Cost of Products Sold

	Three Months Ended			Nine Months Ended
(in thousands)	July 30, 2017	July 24, 2016	% Change	July 30, 2017	July 24, 2016	% Change
Cost of products sold	$1,754,966	$1,827,091	(3.9)	$5,183,302	$5,335,628	(2.9)

Cost of products sold was down for both the third quarter and first nine months of fiscal 2017 compared to the prior year. In the third quarter, the Company faced record-high input costs for pork bellies and beef trim, two of the Company’s primary raw materials. The loss of the Farmer John business more than offset the higher costs and was the primary contributor to the lower cost for both the third quarter and first nine months of fiscal 2017.

Gross Profit

	Three Months Ended			Nine Months Ended
(in thousands)	July 30, 2017	July 24, 2016	% Change	July 30, 2017	July 24, 2016	% Change
Gross profit	$452,409	$475,285	(4.8)	$1,491,609	$1,559,655	(4.4)
Percentage of net sales	20.5%	20.6%		22.3%	22.6%

Lower margin results in the JOTS, Specialty Foods, and International & Other segments drove the overall decline in the third quarter of fiscal 2017 compared to the prior year. The depressed commodity markets for JOTS were relatively unchanged from the second quarter and contributed to the lower margin percentage result for both the third quarter and first nine months.

Looking ahead to the fourth quarter, the Company’s price increases are not expected to fully offset the high raw material prices until late in the quarter. While Jennie-O branded products continue to show positive demand trends, JOTS expects to see sustained pressure from the commodity markets and competitive price compression. Specialty Foods anticipates lower sales trends for Muscle Milk protein products to continue. Refrigerated Foods is expected to be impacted by rising input costs. Grocery Products anticipates a solid quarter, aided by value-added product growth while working to overcome higher commodity markets. The International & Other segment is expected to have lower results in China due to high raw material costs.

Selling, General and Administrative (SG&A)

	Three Months Ended			Nine Months Ended
(in thousands)	July 30, 2017	July 24, 2016	% Change	July 30, 2017	July 24, 2016	% Change
SG&A	$176,660	$206,876	(14.6)	$567,886	$627,968	(9.6)
Percentage of net sales	8.0%	9.0%		8.5%	9.1%

For the third quarter of fiscal 2017, SG&A expenses declined primarily on reductions to advertising and marketing expenses. The lower expense for the first nine months is driven by the DCB and Farmer John divestitures.

Equity in Earnings of Affiliates

	Three Months Ended			Nine Months Ended
(in thousands)	July 30, 2017	July 24, 2016	% Change	July 30, 2017	July 24, 2016	% Change
Equity in earnings of affiliates	$3,956	$6,381	(38.0)	$27,376	$27,449	(0.3)

Results for the third quarter of fiscal 2017 were negatively impacted by high avocado costs for the Company’s MegaMex Foods, LLC joint venture, offsetting strong results earlier in the year.

Effective Tax Rate

	Three Months Ended		Nine Months Ended
	July 30, 2017	July 24, 2016	July 30, 2017	July 24, 2016
Effective tax rate	34.3%	28.6%	33.7%	32.1%

The higher rate in the third quarter of fiscal 2017 is due to the benefit from the one-time foreign restructuring that occurred in the third quarter of fiscal 2016.  The Company expects a full-year effective tax rate between 33.25 and 33.75 percent for fiscal 2017.

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

	Three Months Ended			Nine Months Ended
(in thousands)	July 30, 2017	July 24, 2016	% Change	July 30, 2017	July 24, 2016	% Change
Net Sales
Grocery Products	$421,986	$399,342	5.7	$1,271,936	$1,193,032	6.6
Refrigerated Foods	1,086,546	1,155,297	(6.0)	3,237,071	3,409,897	(5.1)
Jennie-O Turkey Store	369,078	403,953	(8.6)	1,178,304	1,199,559	(1.8)
Specialty Foods	196,873	212,197	(7.2)	597,716	722,460	(17.3)
International & Other	132,892	131,587	1.0	389,884	370,335	5.3
Total	$2,207,375	$2,302,376	(4.1)	$6,674,911	$6,895,283	(3.2)

Segment Operating Profit
Grocery Products	$58,780	$53,344	10.2	$201,894	$185,727	8.7
Refrigerated Foods	138,314	120,702	14.6	442,316	417,612	5.9
Jennie-O Turkey Store	44,986	56,147	(19.9)	176,952	237,128	(25.4)
Specialty Foods	23,336	27,089	(13.9)	80,895	90,735	(10.8)
International & Other	17,111	20,308	(15.7)	62,191	58,839	5.7
Total segment operating profit	$282,527	$277,590	1.8	$964,248	$990,041	(2.6)
Net interest and investment expense	1,681	673	149.8	2,463	5,663	(56.5)
General corporate expense	2,865	2,922	(2.0)	13,308	32,111	(58.6)
Less: Noncontrolling interest	43	122	(64.8)	159	215	(26.0)

Earnings before income taxes	$278,024	$274,117	1.4	$948,636	$952,482	(0.4)

Grocery Products

Results for the Grocery Products segment compared to the prior year are as follows:

	Three Months Ended			Nine Months Ended
(in thousands)	July 30, 2017	July 24, 2016	% Change	July 30, 2017	July 24, 2016	% Change
Tonnage (lbs.)	219,088	210,877	3.9	667,502	647,816	3.0
Net sales	$421,986	$399,342	5.7	$1,271,936	$1,193,032	6.6
Segment profit	58,780	53,344	10.2	201,894	185,727	8.7

Net sales for the third quarter of fiscal 2017 increased on strong sales of Wholly Guacamole dips, an additional period of Justin’s specialty nut butters, and higher sales of SKIPPY peanut butter products.  Herdez salsas and foods and SPAM luncheon meat also contributed to improved sales results for the first nine months of fiscal 2017.

For the third quarter of fiscal 2017, segment profit results increased as higher input costs for beef trim, pork trim, and avocados were offset by advertising reductions and incremental earnings from an additional period of Justin’s specialty nut butters.   For the first nine months of fiscal 2017, segment profit results benefitted from incremental profits from  Justin’s specialty nut butters and from the increased sales of many value-added products, including those categories listed above.

The Company anticipates sales growth in the fourth quarter, with margins impacted by increased raw material markets.

Refrigerated Foods

Results for the Refrigerated Foods segment compared to the prior year are as follows:

	Three Months Ended			Nine Months Ended
(in thousands)	July 30, 2017	July 24, 2016	% Change	July 30, 2017	July 24, 2016	% Change
Tonnage (lbs.)	503,296	596,389	(15.6)	1,633,211	1,834,852	(11.0)
Net sales	$1,086,546	$1,155,297	(6.0)	$3,237,071	$3,409,897	(5.1)
Segment profit	138,314	120,702	14.6	442,316	417,612	5.9

The divestiture of Farmer John during the first quarter was the primary contributor to the lower net sales in fiscal 2017.   Many of the Company’s value-added products enjoyed strong sales growth during the third quarter.  On the retail side, sales gains were led by Hormel Black Label bacon, Hormel pepperoni, and Hormel Gatherings party trays.  Within foodservice, sales of Hormel Bacon 1 fully cooked bacon and Hormel pepperoni experienced gains for the quarter.

Refrigerated Foods segment profit for the third quarter finished above last year as strong demand for pork and operational improvements offset higher input costs related to bellies, pork trim, and beef trim, along with the divestiture of Farmer John.  Solid value-added profit growth of both retail and foodservice products also contributed to the profit increases for both the third quarter and first nine months of fiscal 2017.

Looking forward, the Company expects sales growth to be muted by the divestiture of the Farmer John business.  Input costs are expected to trend higher than fiscal 2016 levels.   Continued strong sales growth is expected in the Company’s value-added businesses.

Subsequent to the end of the third quarter, the Company completed the acquisition of Fontanini Italian Meats and Sausages, a branded foodservice business, from Capitol Wholesale Meats, Inc.  Due to the timing within the fiscal year and the related acquisition and integration costs, the Company does not expect an incremental benefit from this business in 2017. The benefits of this acquisition are expected to be realized in fiscal 2018.

Jennie-O Turkey Store

Results for the JOTS segment compared to the prior year are as follows:

	Three Months Ended			Nine Months Ended
(in thousands)	July 30, 2017	July 24, 2016	% Change	July 30, 2017	July 24, 2016	% Change
Tonnage (lbs.)	200,143	215,447	(7.1)	620,343	610,486	1.6
Net sales	$369,078	$403,953	(8.6)	$1,178,304	$1,199,559	(1.8)
Segment profit	44,986	56,147	(19.9)	176,952	237,128	(25.4)

The majority of the decline in net sales and tonnage for the third quarter of fiscal 2017 is linked to continued lower commodity along with reduced harvest tonnage levels.  Jennie-O lean ground turkey sales grew despite the market conditions and operating challenges.  Increases in both net sales and tonnage in the first quarter aided the comparison for the first nine months of fiscal 2017 as fiscal 2016 was still recovering from Highly Pathogenic Avian Influenza (HPAI).

Segment profit for both the third quarter and first nine months of fiscal 2017 were impacted by lower turkey commodity prices, pricing pressure from competing proteins, and increased operating expenses.

Looking forward, challenging commodity turkey prices, along with competitive pressures from other proteins, are expected to continue impacting year-over-year comparisons for the fourth quarter in tonnage, net sales, and segment profit.

Specialty Foods

Results for the Specialty Foods segment compared to the prior year are as follows:

	Three Months Ended			Nine Months Ended
(in thousands)	July 30, 2017	July 24, 2016	% Change	July 30, 2017	July 24, 2016	% Change
Tonnage (lbs.)	111,417	120,487	(7.5)	340,678	456,214	(25.3)
Net sales	$196,873	$212,197	(7.2)	$597,716	$722,460	(17.3)
Segment profit	23,336	27,089	(13.9)	80,895	90,735	(10.8)

Net sales declines in the third quarter primarily relate to one extra period of DCB in fiscal 2016 and lower sales of Muscle Milk protein products.  The comparative results for the first nine months of fiscal 2017 reflect the divestiture of the DCB business, which was the main contributor to sales and profit declines.

Segment profit declined for the third quarter of fiscal 2017 as pricing of contract packaging sales did not keep pace with input cost increases.  Lower sales of Muscle Milk ready-to-drink protein products also contributed to the decline.

The Company expects flat earnings in the fourth quarter for Specialty Foods.

International & Other

Results for the International & Other segment compared to the prior year are as follows:

	Three Months Ended			Nine Months Ended
(in thousands)	July 30, 2017	July 24, 2016	% Change	July 30, 2017	July 24, 2016	% Change
Tonnage (lbs.)	78,120	77,235	1.1	233,481	221,673	5.3
Net sales	$132,892	$131,587	1.0	$389,884	$370,335	5.3
Segment profit	17,111	20,308	(15.7)	62,191	58,839	5.7

Pork export markets remained favorable throughout the third quarter, driving the overall tonnage and net sales gains versus last year for both the third quarter and first nine months of fiscal 2017.

Segment profit declines for the third quarter of fiscal 2017 were primarily driven by lower results in China, reflecting high pork raw material costs, startup costs for the Jiaxing production facility and the closing of the Company’s Shanghai facility.  Segment profit results for the first nine months of fiscal 2017 were aided by strong export sales, with margins well above the prior year.

Entering the fourth quarter, the Company expects high raw material costs to continue to impact results in China.

Subsequent to the end of the third quarter, the Company completed the acquisition of Ceratti, a growing, branded, value-added meats company in Brazil.  Due to the timing within the fiscal year and the related acquisition and integration costs, the Company does not expect an incremental benefit from this business in 2017.

The benefits of this acquisition are expected to be realized in fiscal 2018.

Unallocated Income and Expenses

The Company does not allocate investment income, interest expense, or interest income to its segments when measuring performance.  The Company also retains various other income and unallocated expenses at corporate.  Equity in earnings of affiliates is included in segment operating profit; however, earnings attributable to the Company’s noncontrolling interests are excluded.  These items are included in the segment table for the purpose of reconciling segment results to earnings before income taxes.

	Three Months Ended		Nine Months Ended
(in thousands)	July 30, 2017	July 24, 2016	July 30, 2017	July 24, 2016
Net interest and investment expense	$1,681	$673	$2,463	$5,663
Interest expense	3,057	3,147	9,106	9,583
General corporate expense	2,865	2,922	13,308	32,111
Noncontrolling interest earnings	43	122	159	215

General corporate expense was lower for the third quarter due primarily to the continued focus on strategic cost management.  Lower salary and legal expenses also contributed to the lower expense for the first nine months compared to the prior year.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $633.3 million at the end of the third quarter of fiscal year 2017 compared to $379.6 million at the end of the comparable fiscal 2016 period.

Cash provided by operating activities was $511.5 million in the first nine months of fiscal 2017 compared to $621.7 million in the same period of fiscal 2016.  Higher working capital in the first half of the year led to the decrease.

Cash provided by investing activities was $18.8 million in the first nine months of fiscal 2017 compared to cash used in investing activities of $327.9 million in the comparable quarter of fiscal 2016.  In the first quarter of fiscal 2017, the Company received $135.9 million for the sale of Farmer John.  The first nine months of fiscal 2016 include $281.7 million used to purchase Justin’s, partially offset by $110.1 million provided by the divestiture of DCB.  Capital expenditures in the first nine months of fiscal 2017 have decreased to $118.5 million from $165.8 million in the comparable nine months of fiscal 2016.  The Company currently estimates its fiscal 2017 capital expenditures will be approximately $190.0 million.  Projects include completion of the Company’s plant in Jiaxing, China, the replacement of the JOTS whole bird production facility in Melrose, Minnesota, the bacon expansion in Wichita, Kansas, and ongoing investments for food and employee safety.

Cash used in financing activities was $311.6 million in the first nine months of fiscal 2017 compared to $256.3 million in the same period of fiscal 2016.  The outstanding $185.0 million of debt was paid down in the first quarter of fiscal 2016.  The Company repurchased $94.5 million of its common stock in the first nine months of fiscal 2017 compared to $45.0 purchased in the first nine months of the prior year.  For additional information pertaining to the Company’s share repurchase plans or programs, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Cash dividends paid to the Company’s shareholders continue to be an ongoing financing activity for the Company.  Dividends paid in the first nine months of fiscal 2017 were $256.3 million compared to $219.7 million in the comparable period of fiscal 2016.  For fiscal 2017, the annual dividend rate was increased to $0.68 per share, representing the 51st consecutive annual dividend increase.  The Company has paid dividends for 356 consecutive quarters and expects to continue doing so.

The Company is required, by certain covenants in its debt agreements, to maintain specified levels of financial ratios and financial position.  At the end of the third quarter of fiscal 2017, the Company was in compliance with all of these debt covenants.

Cash flows from operating activities continue to provide the Company with its principal source of liquidity.  The Company does not anticipate a significant risk to cash flows from this source in the foreseeable future because the Company operates in a relatively stable industry and has strong brands across many product lines.

The Company is dedicated to returning excess cash flow to shareholders through dividend payments.  Growing the business through innovation and evaluating opportunities for strategic acquisitions remains a focus for the Company.  Reinvestments in the business to ensure employee and food safety are a top priority for the Company.  Capital spending to enhance and expand current operations will also be a significant cash outflow for fiscal 2017.

Contractual Obligations and Commercial Commitments

The Company records income taxes in accordance with the provisions of ASC 740, Income Taxes.  The Company is unable to determine its contractual obligations by year related to this pronouncement, as the ultimate amount or timing of settlement of its reserves for income taxes cannot be reasonably estimated.  The total liability for unrecognized tax benefits, including interest and penalties, at July 30, 2017, was $20.3 million.

There have been no other material changes to the information regarding the Company’s future contractual financial obligations that was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2016.

Off-Balance Sheet Arrangements

As of July 30, 2017, and October 30, 2016, the Company had $48.0 million and $44.4 million, respectively, of standby letters of credit issued on its behalf.  The standby letters of credit are primarily related to the Company’s self-insured workers compensation programs.  However, that amount also includes $4.0 million of revocable standby letters of credit for obligations of an affiliated party that may arise under workers compensation claims.  Letters of credit are not reflected in the Company’s Consolidated Statements of Financial Position.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Hog Markets:  The Company’s earnings are affected by fluctuations in the live hog market.  To minimize the impact on earnings, and to ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 10 years.  Purchased hogs under contract accounted for 95 percent and 93 percent of the total hogs purchased by the Company during the first nine months of fiscal 2017 and 2016, respectively.  The majority of these contracts use market-based formulas based on hog futures, hog primal values, or industry reported hog markets.  Other contracts use a formula based on the cost of production, which can fluctuate independently from hog markets.  The Company’s value-added branded portfolio helps mitigate changes in hog and pork market prices.  Therefore, a hypothetical 10 percent change in the cash hog market would have had an immaterial effect on the Company’s results of operations.

In the second quarter of 2017, the Company initiated a hedge program to offset the fluctuation in the Company’s future direct hog purchases.  This program currently utilizes lean hog futures, and these contracts are accounted for under cash flow hedge accounting.  The fair value of the Company’s open futures contracts in this hedging program as of July 30, 2017, was $0.2 million, before tax.  The Company measures its market risk exposure on its lean hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain.  A 10 percent decrease in the market price for lean hogs would have negatively impacted the fair value of the Company’s July 30, 2017, open lean hog contracts by $0.5 million, which in turn would lower the Company’s future cost on purchased hogs by a similar amount.

Certain procurement contracts allow for future hog deliveries (firm commitments) to be forward priced.  The Company generally hedges these firm commitments by using hog futures contracts.  These futures contracts are designated and accounted for as fair value hedges.  The change in the market value of such futures contracts is highly effective at offsetting changes in price movements of the hedged item, and the Company evaluates the effectiveness of the contracts at least quarterly.  Changes in the fair value of the futures contracts, along with the gain or loss on the firm commitment, are marked-to-market through earnings and are recorded on the Consolidated Statements of Financial Position as a current asset and liability, respectively.  The fair value of the Company’s open futures contracts as of July 30, 2017, was $0.5 million compared to $1.4 million as of October 30, 2016.  The Company measures its market risk exposure on its hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in market prices.  A 10 percent increase in market prices would have negatively impacted the fair value of the Company’s July 30, 2017, open contracts by $2.6 million, which in turn would lower the Company’s future cost of purchased hogs by a similar amount.

Turkey Production Costs:  The Company raises or contracts for live turkeys to meet some of its raw material supply requirements.  Production costs in raising turkeys are subject primarily to fluctuations in feed prices, and to a lesser extent, fuel costs.  Under normal, long-term market conditions, changes in the cost to produce turkeys are offset by proportional changes in the turkey market.

To reduce the Company’s exposure to changes in grain prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future direct grain purchases.  This program currently utilizes corn futures for JOTS, and these contracts are accounted for under cash flow hedge accounting.  The fair value of the Company’s open futures contracts as of July 30, 2017, was $0.0 million compared to $(3.2) million, before tax, as of October 30, 2016.  The Company measures its market risk exposure on its grain futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain.  A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s July 30, 2017, open grain contracts by $4.8 million, which in turn would lower the Company’s future cost on purchased grain by a similar amount.

Long-Term Debt:  A principal market risk affecting the Company is the exposure to changes in interest rates on the Company’s fixed-rate, long-term debt.  Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $1.8 million.  The fair value of the Company’s long-term debt was estimated using discounted future cash flows based on the Company’s incremental borrowing rate for similar types of borrowing arrangements.

Investments:  The Company has corporate-owned life insurance policies classified as trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans.  As of July 30, 2017, the balance of these securities totaled $127.1 million compared to $122.3 million as of October 30, 2016.  A majority of these securities represent fixed income funds.  The Company is subject to market risk due to fluctuations in the value of the remaining investments, as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis.  A 10 percent decline in the value of the investments not held in fixed income funds would have a direct negative impact to the Company’s pretax earnings of approximately $4.3 million, while a 10 percent increase in value would have a positive impact of the same amount.

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

(b)               Internal Controls.

During the first nine months of fiscal year 2017, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company utilizes hedging programs to manage its exposure to various commodity market risks, which qualify for hedge accounting for financial reporting purposes.  Volatile fluctuations in market conditions could cause these instruments to become ineffective, which could require any gains or losses associated with these instruments to be reported in the Company’s earnings each period.  These instruments may limit the Company’s ability to benefit from market gains if commodity prices become more favorable than those secured under the Company’s hedging programs.  Most recently, due to market volatility the Company temporarily suspended the use of the special hedge accounting exemption for its JOTS corn futures contracts in the third quarter of fiscal 2016 due to ineffectiveness.  During the time of suspension, all gains or losses related to these contracts were recorded in earnings as incurred.

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

The Company is subject to risks associated with the outbreak of disease in pork and beef livestock, and poultry flocks, including Bovine Spongiform Encephalopathy (BSE), pneumo-virus, Porcine Circovirus 2 (PCV2), Porcine Reproduction & Respiratory Syndrome (PRRS), Foot-and-Mouth Disease (FMD), Porcine Epidemic Diarrhea Virus

(PEDv), and HPAI.  The outbreak of disease could adversely affect the Company’s supply of raw materials, increase the cost of production, reduce utilization of the Company’s harvest facilities, and reduce operating margins.  Additionally, the outbreak of disease may hinder the Company’s ability to market and sell products both domestically and internationally.  Most recently, HPAI impacted the Company’s  operations and several of the Company’s independent turkey suppliers.  The impact of HPAI in the industry reduced volume through the Company’s turkey facilities through the first part of fiscal 2016.  The Company has developed business continuity plans for various disease scenarios and will continue to update these plans as necessary.  There can be no assurance given, however, these plans will be effective in eliminating the negative effects of any such diseases on the Company’s operating results.

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

The Company has made several acquisitions in recent years, most recently the acquisitions of Fontanini and Ceratti, and regularly reviews opportunities for strategic growth through acquisitions.  Potential risks associated with acquisitions include the inability to integrate new operations successfully, the diversion of management’s attention from other business concerns, the potential loss of key employees and customers of the acquired companies, the possible assumption of unknown liabilities, potential disputes with the sellers, potential impairment charges if purchase assumptions are not achieved or market conditions decline, and the inherent risks in entering markets or lines of business in which the Company has limited or no prior experience.  Any or all of these risks could impact the Company’s financial results and business reputation.  In addition, acquisitions outside the United States may present unique challenges and increase the Company’s exposure to the risks associated with foreign operations.

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

The Company’s operations are subject to extensive regulation by the U.S. Department of Homeland Security, the U.S. Department of Agriculture, the U.S. Food and Drug Administration, federal and state taxing authorities, and other federal, state, and local authorities who oversee workforce immigration laws, tax regulations, animal welfare, food safety standards, and the processing, packaging, storage, distribution, advertising, and labeling of the Company’s products.  The Company’s manufacturing facilities and products are subject to continuous inspection by federal, state, and local authorities.  Claims or enforcement proceedings could be brought against the Company in the future.  The availability of government inspectors due to a government furlough could also cause disruption to the Company’s manufacturing facilities.  Additionally, the Company is subject to new or modified laws, regulations, and accounting standards.  The Company’s failure or inability to comply with such requirements could subject the Company to civil remedies, including fines, injunctions, recalls, or seizures, as well as potential criminal sanctions.

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

As of July 30, 2017, the Company had approximately 19,500 employees worldwide, of which approximately 4,500 were represented by labor unions, principally the United Food and Commercial Workers Union.  A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities or contracted hog processing facilities resulting in work slowdowns or stoppages could harm the Company’s financial results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the Third Quarter of Fiscal 2017

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
May 1, 2017 – June 4, 2017	-	$-	-	11,773,637
June 5, 2017 – July 2, 2017	721,300	34.47	721,300	11,052,337
July 3, 2017 – July 30, 2017	600,000	33.40	600,000	10,452,337
Total	1,321,300	$33.99	1,321,300

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

HORMEL FOODS CORPORATION
(Registrant)

Date: September 8, 2017	By	/s/ JAMES N. SHEEHAN
JAMES N. SHEEHAN
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: September 8, 2017	By	/s/ JANA L. HAYNES
JANA L. HAYNES
Vice President and Controller
(Principal Accounting Officer)