Form 10-K
period 2017-10-29
HORMEL FOODS CORP /DE/
filed 2017-12-20
CIK 48465

ANNUAL REPORT ON FORM 10-K

HORMEL FOODS CORPORATION

OCTOBER 29, 2017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 29, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months.  Yes X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  (X)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes      No X

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of April 30, 2017, was $9,415,266,160 based on the closing price of $35.08 on the last business day of the registrant’s most recently completed second fiscal quarter.

As of December 1, 2017, the number of shares outstanding of each of the registrant’s classes of common stock was as follows:

Common Stock, $0.01465 – Par Value 529,585,006 shares

Common Stock Non-Voting, $0.01 Par Value – 0 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Stockholders’ Report for the fiscal year ended October 29, 2017, are incorporated by reference into Part I, Items 1 and 1A and Part II, Items 5-8 and 9A, and included as Exhibit 13.1 filed herewith.  Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held January 30, 2018, are incorporated by reference into Part III, Items 10-14.

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

Internationally, the Company markets its products through Hormel Foods International Corporation (HFIC), a wholly owned subsidiary.  HFIC has a presence in the international marketplace through joint ventures and placement of personnel in strategic foreign locations such as Australia, Brazil, Canada, China, Japan, and the Philippines.  HFIC has a global presence with a minority position in a food company in the Philippines (The Purefoods-Hormel Company, Inc., 40% holding).

On November 27, 2017, subsequent to the end of the fiscal year, the Company completed the acquisition of Columbus Manufacturing, Inc. (Columbus), an authentic premium deli meat and salami company, from Chicago-based Arbor Investments.  The purchase price is approximately $850.0 million.  The transaction was closed in the first quarter of fiscal 2018 and was funded with cash on hand along with borrowing $375.0 million under a term loan facility and $375.0 million under a revolving credit facility.  The allocation of the purchase price will be finalized upon completion of the fair value analysis of Columbus’s assets.  Columbus specializes in authentic premium deli meat and salami and allows the Company to enhance its scale in the deli by broadening its portfolio of products, customers, and consumers.

On August 22, 2017, the Company acquired Cidade do Sol (Ceratti) for a preliminary purchase price of approximately $103.5 million, subject to customary working capital adjustments. The transaction was funded by the Company with cash on hand.  The acquisition of the Ceratti® brand allows the Company to establish a full in-country presence in the fast-growing Brazilian market with a premium brand.

On August 16, 2017, the Company acquired Fontanini Italian Meats and Sausages (Fontanini), a branded foodservice business, from Capitol Wholesale Meats, Inc. for a preliminary purchase price of $427.9 million, subject to customary working capital adjustments.  The transaction provides a cash flow benefit resulting from the amortization of the tax basis of assets, the net present value of which is approximately $90.0 million.  The transaction was funded by the Company with cash on hand and by utilizing short-term financing.  Fontanini specializes in authentic Italian meats and sausages, as well as a variety of other premium meat products including pizza toppings and meatballs and allows the Company to expand its foodservice business.

On January 3, 2017, the Company completed the sale of Clougherty Packing, LLC, parent company of Farmer John and Saag’s Specialty Meats, along with PFFJ, LLC, farm operations in California, Arizona, and Wyoming.  The closing price was $145.0 million in cash.

On May 26, 2016, the Company acquired Justin’s, LLC (Justin’s) of Boulder, Colorado, for a purchase price of $280.9 million.  The transaction provides a cash flow benefit resulting from the amortization of the tax basis of assets, the net present value of which is approximately $70.0 million.  The purchase price was funded by the Company with cash on hand and by utilizing short-term financing.  This acquisition allowed the Company to enhance its presence in the specialty natural and organic nut butter category.

On May 9, 2016, the Company completed the sale of Diamond Crystal Brands resulting in proceeds, net of selling costs, of closing price of $110.1 million.

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

The Company had no other significant change in the type of products produced or services rendered, or in the markets or methods of distribution, since the beginning of the 2017 fiscal year.

(b)  Segments

The Company’s business is reported in five segments: Grocery Products, Refrigerated Foods, Jennie-O Turkey Store (JOTS), Specialty Foods, and International & Other.  Net sales to unaffiliated customers, operating profit, total assets, and the presentation of certain other financial information by segment, are reported in Note P of the Notes to Consolidated Financial Statements and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Annual Stockholders’ Report for the fiscal year ended October 29, 2017, incorporated herein by reference.

(c)  Description of Business

Products and Distribution

The Company’s products primarily consist of meat and other food products.  The meat products are sold fresh, frozen, cooked, and canned.  The percentages of total revenues contributed by classes of similar products for the last three fiscal years are as follows:

	Fiscal Year Ended
	October 29, 2017	October 30, 2016	October 25, 2015
Perishable	53.7%	53.1%	53.0%
Poultry	20.2	18.2	18.4
Shelf-stable	19.1	20.5	18.6
Miscellaneous	7.0	8.2	10.0
	100.0%	100.0%	100.0%

Reporting of revenues from external customers is based on similarity of products, as the same or similar products are sold across multiple distribution channels such as retail, foodservice, or international.  Revenues reported are based on financial information used to produce the Company’s general-purpose financial statements.

The Perishable category includes fresh meats, frozen items, refrigerated meal solutions, sausages, hams, guacamole, and bacon (excluding JOTS products).  Shelf-stable includes canned luncheon meats, peanut butter, chilies, shelf-stable microwaveable meals, hash, stews, meat spreads, flour and corn tortillas, salsas, tortilla chips, and other items that do not require refrigeration.  The Poultry category is composed primarily of JOTS products.  The Miscellaneous category primarily consists of nutritional food products and supplements, dessert and drink mixes, and industrial gelatin products.

Domestically, the Company sells its products in all 50 states.  The Company’s products are sold through its sales personnel, operating in assigned territories or as dedicated teams serving major customers, coordinated from sales offices located in most of the larger U.S. cities. The Company also utilizes independent brokers and distributors.  As of October 29, 2017, the Company had approximately 1,030 sales personnel engaged in selling its products.  Distribution of products to customers is primarily by common carrier.

Through HFIC, the Company markets its products in various locations throughout the world.  Some of the larger markets include Australia, Brazil, Canada, China, England, Japan, Mexico, Micronesia, the Philippines, Singapore, and South Korea.  The distribution of export sales to customers is by common carrier, while the China and Brazil operations own and operate their own delivery system.  The Company, through HFIC, has licensed companies to manufacture various Company products internationally on a royalty basis, with the primary licensees being Tulip International of Denmark and CJ CheilJedang Corporation of South Korea.

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

The majority of the hogs harvested by the Company are purchased under supply contracts from producers located principally in Minnesota, Iowa, Nebraska, and Kansas.  The cost of hogs and the utilization of the Company’s facilities are affected by both the level and the methods of pork production in the United States.  The Company uses supply contracts to ensure a stable supply of raw materials.  The Company’s contracts are based on market-based formulas and/or markets of certain swine production inputs, to better balance input costs with customer pricing, and all contract costs are fully reflected in the Company’s reported financial statements.  In fiscal 2017, the Company purchased 96 percent of its hogs under supply contracts.  The Company also procures a portion of its hogs through farms it either owns or operates in Colorado.

In fiscal 2017, JOTS raised turkeys representing approximately 77 percent of the volume needed to meet its raw material requirements for whole bird and branded turkey products.  Turkeys not sourced within the Company are contracted with independent turkey growers.  JOTS’ turkey-raising farms are located throughout Minnesota and Wisconsin.

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

Manufacturing

The Company has two plants that harvest hogs for processing.  Quality Pork Processors, Inc. of Dallas, Texas, operates the harvesting facility in Austin, Minnesota, under a custom harvesting arrangement.  The Company currently has seven turkey harvest and processing operations, and 31 facilities that produce and distribute other manufactured items.  Albert Lea Select Foods, Inc. operates the processing facility in Albert Lea, Minnesota, under a custom manufacturing agreement.  Company products are also custom manufactured by several other companies.  The following are the Company’s larger custom manufacturers: Abbyland Foods, Inc., Abbotsford, Wisconsin; Agropur Division Natrel USA, Maplewood, Minnesota; Algood Food Company, Louisville, Kentucky; Busseto Foods, Inc., Fresno, California; Deitz & Watson, Inc., Philadelphia, Pennsylvania; HP Hood LLC, Lynnfield, Massachusetts; John F. Martin and Sons, Stevens, Pennsylvania; Jones Dairy Farm, Fort Atkinson, Wisconsin; OSI Industries LLC, Chicago, Illinois; Perdue Farms Inc., Salisbury, Maryland; Reichel Foods, Inc., Rochester, Minnesota; Reser’s Fine Foods, Topeka, Kansas; Steuben Foods, Jamaica, New York; and West Liberty Foods, LLC, West Liberty, Iowa.  Exel, Inc., based in Westerville, Ohio, operates distribution centers for the Company in Dayton, Ohio, and Osceola, Iowa.

Patents and Trademarks

There are numerous patents and trademarks important to the Company’s business.  The Company holds 39 U.S.-issued and 10 foreign patents.  Most of the trademarks are registered.  Some of the more significant owned or licensed trademarks used by the Company or its affiliates are:

HORMEL, ALWAYS TENDER, APPLEGATE, AUSTIN BLUES, BACON 1, BLACK LABEL, BREAD READY, CAFÉ H, CERATTI, CHI-CHI’S, COLUMBUS, COMPLEATS, CURE 81, CYTOSPORT, DAN’S PRIZE, DI LUSSO, DINTY MOORE, DON MIGUEL, DOÑA MARIA, EMBASA, EVOLVE, FAST ‘N EASY, FIRE BRAISED, FONTANINI, HERDEZ, HORMEL GATHERINGS, HORMEL VITAL CUISINE, HOUSE OF TSANG, JENNIE-O, JUSTIN’S, LA VICTORIA, LAYOUT, LLOYD’S, MARY KITCHEN, MUSCLE MILK, NATURAL CHOICE, OLD SMOKEHOUSE, PILLOW PACK, RANGE BRAND, REV, ROSA GRANDE, SKIPPY, SPAM, SPECIAL RECIPE, THICK & EASY, VALLEY FRESH, and WHOLLY GUACAMOLE.

The Company’s patents expire after a term that is typically 20 years from the date of filing, with earlier expiration possible based on the Company’s decision to pay required maintenance fees.  As long as the Company intends to continue using its trademarks, they are renewed indefinitely.

Customers and Backlog Orders

During fiscal year 2017, sales to Wal-Mart Stores, Inc. (Wal-Mart) represented approximately 14.4 percent of the Company’s revenues (measured as gross sales less returns and allowances), compared to 13.7 percent in fiscal 2016.  Wal-Mart is a customer for all five segments of the Company.  The five largest customers in each segment make up approximately the following percentage of segment sales: 47 percent of Grocery Products, 40 percent of Refrigerated Foods, 42 percent of JOTS, 49 percent of Specialty Foods, and 20 percent of International & Other.  The loss of one or more of the top customers in any of these segments could have a material adverse effect on the results of such segment.  Backlog orders are not significant due to the perishable nature of a large portion of the products.  Orders are accepted and shipped on a current basis.

Competition

The production and sale of meat and food products in the United States and internationally are highly competitive.  The Company competes with manufacturers of pork and turkey products, as well as national and regional producers of other meat and protein sources, such as beef, chicken, fish, peanut butter, and whey.  The Company believes its largest domestic competitors for its Refrigerated Foods segment in 2017 were Tyson Foods, Inc. and Smithfield Foods, Inc.; for its Grocery Products segment, Conagra Brands, Inc., General Mills, Inc., Campbell Soup Co., and J. M. Smucker Co.; and for JOTS, Cargill, Inc. and Butterball, LLC.

All segments compete on the basis of price, product quality and attributes, brand identification, breadth of product line, and customer service.  Through aggressive marketing and strong quality assurance programs, the Company’s strategy is to provide higher quality products that possess strong brand recognition, which would then support higher value perceptions from customers.

Research and Development

Research and development continues to be a vital part of the Company’s strategy to extend existing brands and expand into new branded items.  The expenditures for research and development for fiscal 2017, 2016, and 2015, were approximately $34.2 million, $34.7 million, and $32.0 million, respectively.  There are approximately 145 employees engaged in full-time research and development, 69 in the area of improving existing products and 76 in developing new products.

Employees

As of October 29, 2017, the Company had approximately 20,200 active domestic and foreign employees.

(d) Geographic Areas

Financial information about geographic areas, including total revenues attributed to the U.S. and all foreign countries in total for the last three fiscal years of the Company, is reported in Note P of the Notes to Consolidated Financial Statements of the Annual Stockholders’ Report for the fiscal year ended October 29, 2017, incorporated herein by reference.

(e) Available Information

The Company makes available, free of charge on its Web site at www.hormelfoods.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  These reports are accessible under the caption, “Investors – Filings & Reports – SEC Filings” on the Company’s Web site and are available as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

The documents noted above are also available in print, free of charge, to any stockholder who requests them.

(f) Executive Officers of the Registrant

		CURRENT OFFICE AND PREVIOUS
NAME	AGE	FIVE YEARS EXPERIENCE	DATES

James P. Snee	50	Chairman of the Board, President and Chief Executive Officer	11/20/17 to Present
		President and Chief Executive Officer	10/31/16 to 11/19/17
		President and Chief Operating Officer	10/26/15 to 10/30/16
		Group Vice President/President Hormel Foods International Corporation	10/29/12 to 10/25/15

James N. Sheehan	62	Senior Vice President and Chief Financial Officer	10/31/16 to Present
		Vice President and Chief Accounting Officer	05/30/16 to 10/30/16
		Vice President and Controller	05/01/00 to 05/29/16

Steven G. Binder	60	Executive Vice President/President Hormel Business Units	10/31/11 to Present

Glenn R. Leitch	57	Executive Vice President (Supply Chain)	12/04/17 to Present
		Group Vice President/President Jennie-O Turkey Store, Inc.	10/31/11 to 12/03/17

(f) Executive Officers of the Registrant - Continued

		CURRENT OFFICE AND PREVIOUS
NAME	AGE	FIVE YEARS EXPERIENCE	DATES

Deanna T. Brady	52	Group Vice President/President Consumer Product Sales	10/26/15 to Present
		Group Vice President (Foodservice)	10/28/13 to 10/25/15
		Vice President Sales (Foodservice Sales)	07/30/07 to 10/27/13

Thomas R. Day	59	Group Vice President (Refrigerated Foods)	10/28/13 to Present
		Group Vice President (Foodservice)	11/01/10 to 10/27/13

Donald H. Kremin	57	Group Vice President (Specialty Foods Group)	10/31/11 to Present

Luis G. Marconi	51	Group Vice President (Grocery Products)	10/31/16 to Present
		Vice President (Grocery Products Marketing)	03/05/12/to 10/30/16

James M. Splinter	55	Group Vice President (Corporate Strategy)	10/31/16 to Present
		Group Vice President (Grocery Products)	11/01/10 to 10/30/16

Larry L. Vorpahl	54	Group Vice President/President Hormel Foods International Corporation	10/26/15 to Present
		Group Vice President/President Consumer Products Sales	10/31/05 to 10/25/15

Mark A. Coffey	55	Senior Vice President (Supply Chain and Manufacturing)	03/28/17 to Present
		Vice President (Supply Chain)	02/06/17 to 03/27/17
		Vice President (Affiliated Businesses)	10/31/11 to 02/05/17

Janet L. Hogan	53	Senior Vice President (Human Resources)	03/28/17 to Present
		Vice President (Human Resources)	01/18/17 to 03/27/17

Steven J. Lykken	47	Senior Vice President/President Jennie-O Turkey Store, Inc.	12/04/17 to Present
		President Applegate Farms, Inc.	04/11/16 to 12/03/17
		Chief Operating Officer Applegate Farms, Inc.	08/17/15 to 04/10/16
		Senior Vice President Jennie-O Turkey Store, Inc. (Commodity/Supply Chain)	06/06/11 to 08/16/15

Lori J. Marco	50	Senior Vice President (External Affairs) and General Counsel	03/30/15 to Present
		Vice President (External Affairs) and General Counsel	01/24/11 to 03/29/15

Kevin L. Myers, Ph.D.	52	Senior Vice President (Research and Development and Quality Control)	03/30/15 to Present
		Vice President (Research and Development)	10/28/13 to 03/29/15
		Director Product and Process Development (Research and Development)	04/30/12 to 10/27/13

Jana L. Haynes	45	Vice President and Controller	05/30/16 to Present
		Director of Investor Relations	10/28/13 to 05/29/16
		Director of Taxes	01/01/07 to 10/27/13

Gary L. Jamison	52	Vice President and Treasurer	5/30/16 to Present
		Vice President and Chief Financial Officer Jennie-O Turkey Store, Inc.	12/31/12 to 05/29/16
		Vice President Finance Clougherty Packing, LLC	08/28/06 to 12/30/12

No family relationship exists among the executive officers.

Executive officers are elected annually by the Board of Directors at the first meeting following the Annual Meeting of Stockholders.  Vacancies may be filled and additional officers elected at any time.

Item 1A.  RISK FACTORS

Information on the Company’s risk factors included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 32 through 34 of the Annual Stockholders’ Report for the fiscal year ended October 29, 2017, is incorporated herein by reference.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Location	Principal Segment (1)	Approximate Area (Square Feet, Unless Noted)	Owned or Leased	Lease Expiration Date

Harvest and Processing Plants
Austin, Minnesota	Refrigerated Foods Grocery Products Specialty Foods International & Other	1,406,000	Owned
Barron, Wisconsin	JOTS	425,000	Owned
Faribault, Minnesota	JOTS	191,000	Owned
Fremont, Nebraska	Refrigerated Foods Grocery Products Specialty Foods International & Other	700,000	Owned
Melrose, Minnesota	JOTS	133,000	Owned
Willmar, Minnesota	JOTS	339,000	Owned

Processing Plants
Albert Lea, Minnesota	Refrigerated Foods	80,000	Owned
Algona, Iowa	Refrigerated Foods	154,000	Owned
Alma, Kansas	Refrigerated Foods	66,000	Owned
Aurora, Illinois	Specialty Foods Grocery Products	147,000	Owned
Beijing, China	International & Other	95,000	80% Owned
Beloit, Wisconsin	Grocery Products Specialty Foods	346,000	Owned
	Grocery Products Specialty Foods	5,000	Leased	Monthly
Browerville, Minnesota	Refrigerated Foods	108,000	Owned
Dubuque, Iowa	Grocery Products	344,000	Owned
Hayward, California	Refrigerated Foods	128,000	Leased	April 2021
Hayward, California	Refrigerated Foods	67,000	Leased	September 2032
Jiaxing, China	International & Other	1,256,000	Owned
Knoxville, Iowa	Refrigerated Foods	131,000	Owned
Lathrop, California	Refrigerated Foods	87,000	Owned
Little Rock, Arkansas	Grocery Products	167,000	Owned
Long Prairie, Minnesota	Refrigerated Foods	96,000	Owned
McCook, Illinois	Refrigerated Foods	176,000	Owned
Mendota Heights, Minnesota	Refrigerated Foods	76,000	Owned
Montevideo, Minnesota	JOTS	89,000	Owned
Nevada, Iowa	Refrigerated Foods	226,000	Owned
Osceola, Iowa	Refrigerated Foods	376,000	Owned
Pelican Rapids, Minnesota	JOTS	375,000	Owned
Quakertown, Pennsylvania	Specialty Foods	13,000	Owned
Rochelle, Illinois	Refrigerated Foods Grocery Products Specialty Foods	406,000	Owned
Shanghai, China	International & Other	41,000	Leased	September 2018

Item 2. PROPERTIES – Continued

		Approximate Area
		(Square Feet,	Owned or	Lease
Location	Principal Segment (1)	Unless Noted)	Leased	Expiration Date

Processing Plants (continued)
Sparta, Wisconsin	Specialty Foods	385,000	Owned
Tucker, Georgia	Grocery Products	259,000	Owned
	Refrigerated Foods
	Specialty Foods

Vinhedo, Brazil	International & Other	422,000	Leased	Monthly
Weifang, China	International & Other	117,000	Owned
Wichita, Kansas	Refrigerated Foods	89,000	Owned

Warehouse/Distribution Centers
Austin, Minnesota	Refrigerated Foods Grocery Products	72,000	Owned
Beijing, China	International & Other	24,000	Leased	June 2018
Dayton, Ohio	Refrigerated Foods Grocery Products Specialty Foods	140,000	Owned
Eldridge, Iowa	Grocery Products Specialty Foods	424,000	Leased	July 2019
Hayward, California	Refrigerated Foods	41,000	Leased	September 2032
Hayward, California	Refrigerated Foods	8,000	Leased	April 2021
Osceola, Iowa	Refrigerated Foods	233,000	Owned
Sparta, Wisconsin	Specialty Foods	50,000	Leased	June 2019
Willmar, Minnesota	JOTS	123,000	Owned
		5,000	Leased	November 2018

Hog Production Facilities
Las Animas, Colorado	Refrigerated Foods	815,000	Owned

Hatcheries
Barron, Wisconsin	JOTS	29,000	Owned
Detroit Lakes, Minnesota	JOTS	27,000	Owned
Henning, Minnesota	JOTS	22,000	Owned

Feed Mills
Atwater, Minnesota	JOTS	19,000	Owned
Barron, Wisconsin	JOTS	26,000	Owned
Dawson, Minnesota	JOTS	37,000	Owned
Faribault, Minnesota	JOTS	25,000	Owned
Henning, Minnesota	JOTS	5,000	Owned
Northfield, Minnesota	JOTS	17,000	Owned
Perham, Minnesota	JOTS	26,000	Owned
Swanville, Minnesota	JOTS	29,000	Owned

Turkey Farms
Minnesota and Wisconsin	JOTS	14,500 (2)	Owned

Research and Development
Austin, Minnesota	All Segments	135,000	Owned
Shanghai, China	International & Other	4,000	Leased	September 2018
Willmar, Minnesota	JOTS	10,000	Owned

Item 2. PROPERTIES – Continued

		Approximate Area
		(Square Feet,	Owned or	Lease
Location	Principal Segment (1)	Unless Noted)	Leased	Expiration Date

Administrative Offices
Austin, Minnesota	All Segments	299,000	Owned
Beijing, China	International & Other	4,000	Leased	June 2018
Boulder, Colorado	Grocery Products	6,000	Leased	August 2019
Bridgewater, New Jersey	Refrigerated Foods	29,000	Leased	January 2024
Gainesville, Georgia	Refrigerated Foods	5,000	Leased	November 2019
Hayward, California	Refrigerated Foods	17,000	Leased	September 2032
Hayward, California	Refrigerated Foods	12,000	Leased	April 2021
Las Animas, Colorado	Refrigerated Foods	2,000	Leased	July 2019
Moorabbin, Australia	International & Other	3,000	Leased	September 2018
Shanghai, China	International & Other	20,000	Leased	September 2018
Walnut Creek, California	Specialty Foods	22,000	Leased	April 2023
Willmar, Minnesota	JOTS	56,000	Owned

(1)        Many of the Company’s properties are not exclusive to any one segment, and a few of the properties are utilized in all five segments. For locations that support multiple segments, but with a substantial percentage of activity attributable to certain segments, only the principal segments have been listed.

(2)        Acres.

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

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The high and low sales price of the Company’s common stock and the dividends per share declared for each quarter of fiscal 2017 and fiscal 2016 are shown below (as adjusted for the two-for-one stock split distributed on February 9, 2016):

2017	High	Low	Dividend
First Quarter	$38.840	$33.180	$0.170
Second Quarter	37.960	33.970	0.170
Third Quarter	35.480	32.260	0.170
Fourth Quarter	34.530	29.750	0.170

2016	High	Low	Dividend
First Quarter	$40.390	$32.920	$0.145
Second Quarter	45.720	37.490	0.145
Third Quarter	40.535	33.700	0.145
Fourth Quarter	40.000	35.870	0.145

Additional information about dividends, principal market of trade, and number of stockholders on pages 68 and 69 of the Annual Stockholders’ Report for the fiscal year ended October 29, 2017, is incorporated herein by reference.  The Company’s common stock has been listed on the New York Stock Exchange since January 16, 1990.

Issuer purchases of equity securities in the fourth quarter of fiscal year 2017 are shown below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July 31, 2017 –
September 3, 2017	-	$ -	-	10,452,337
September 4, 2017 – October 1, 2017	-	-	-	10,452,337
October 2, 2017 – October 29, 2017	-	-	-	10,452,337
Total	-	$ -	-

1On January 31, 2013, the Company announced its Board of Directors had authorized the repurchase of 10,000,000 shares of its common stock with no expiration date.  The repurchase program was authorized at a meeting of the Company’s Board of Directors on January 29, 2013.  On November 23, 2015, the Board of Directors authorized a two-for-one split of the Company’s common stock.  As part of the resolution to approve that stock split, the number of shares remaining to be repurchased was adjusted proportionately.  The stock split was subsequently approved by stockholders at the Company’s Annual Meeting on January 26, 2016, and effected January 27, 2016.  All numbers in the table above reflect the impact of this stock split.

Item 6.  SELECTED FINANCIAL DATA

Selected Financial Data for the five fiscal years ended October 29, 2017, on page 14 of the Annual Stockholders’ Report for the fiscal year ended October 29, 2017, is incorporated herein by reference.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information in the Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 15 through 35 of the Annual Stockholders’ Report for the fiscal year ended October 29, 2017, is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information on the Company’s exposure to market risk included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 34 and 35 of the Annual Stockholders’ Report for the fiscal year ended October 29, 2017, is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements, including unaudited quarterly data, on pages 39 through 67 and the Report of Independent Registered Public Accounting Firm on page 38 of the Annual Stockholders’ Report for the fiscal year ended October 29, 2017, are incorporated herein by reference.

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

Internal Control over Financial Reporting

(a)               The report entitled “Management’s Report on Internal Control Over Financial Reporting” on page 36 of the Annual Stockholders’ Report for the fiscal year ended October 29, 2017, is incorporated herein by reference.

(b)               The report entitled “Report of Independent Registered Public Accounting Firm” on page 37 of the Annual Stockholders’ Report for the fiscal year ended October 29, 2017, is incorporated herein by reference.

(c)                During the fourth quarter of fiscal year 2017, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information under “Item 1 – Election of Directors” on pages 2 through 6, information under “Board Independence” on pages 8 and 9, and information under “Board of Director and Committee Meetings” on pages 9 and 10 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 30, 2018, is incorporated herein by reference.

Information concerning Executive Officers is set forth in Part I, Item 1(f) of this Annual Report on Form 10-K, pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K.

Information under “Section 16(a) Beneficial Ownership Reporting Compliance,” on page 43 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 30, 2018, is incorporated herein by reference.

The Company has adopted a Code of Ethical Business Conduct in compliance with applicable rules of the Securities and Exchange Commission that applies to its principal executive officer, its principal financial officer, and its principal accounting officer or controller, or persons performing similar functions.  A copy of the Code of Ethical Business Conduct is available on the Company’s Web site at www.hormelfoods.com, free of charge, under the caption, “Investors –Governance – Governance Documents.”  The Company intends to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethical Business Conduct by posting such information on the Company’s Web site at the address and location specified above.

Item 11.  EXECUTIVE COMPENSATION

Information commencing with “Executive Compensation” on page 16 through “Potential Payments Upon Termination at Fiscal 2017 Year End” on pages 31 and 32, and information under “Compensation of Directors” on pages 11 through 13 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 30, 2018, is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information under “Equity Compensation Plan Information” on page 43, and information under “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” on pages 14 through 16 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 30, 2018, is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information under “Related Party Transactions” on page 43 and “Board Independence” on pages 8 and 9 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 30, 2018, is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information under “Independent Registered Public Accounting Firm Fees” and “Audit Committee Preapproval Policies and Procedures” on page 14 of the definitive proxy statement for the Annual Meeting of Stockholders to be held January 30, 2018, is incorporated herein by reference.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The response to Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORMEL FOODS CORPORATION

By:	/s/ JAMES P. SNEE	December 20, 2017
	JAMES P. SNEE, Chairman of the Board,	Date
President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Date	Title
/s/ JAMES P. SNEE	12/20/17	Chairman of the Board, President, Chief Executive
JAMES P. SNEE		Officer, and Director
(Principal Executive Officer)

/s/ JAMES N. SHEEHAN	12/20/17	Senior Vice President and Chief Financial Officer
JAMES N. SHEEHAN		(Principal Financial Officer)

/s/ JANA L. HAYNES	12/20/17	Vice President and Controller
JANA L. HAYNES		(Principal Accounting Officer)

/s/ GARY C. BHOJWANI*	12/20/17	Director
GARY C. BHOJWANI

/s/ TERRELL K. CREWS*	12/20/17	Director
TERRELL K. CREWS

/s/ GLENN S. FORBES*	12/20/17	Director
GLENN S. FORBES

/s/ STEPHEN M. LACY*	12/20/17	Director
STEPHEN M. LACY

/s/ JOHN L. MORRISON*	12/20/17	Director
JOHN L. MORRISON

/s/ ELSA A. MURANO*	12/20/17	Director
ELSA A. MURANO

/s/ ROBERT C. NAKASONE*	12/20/17	Director
ROBERT C. NAKASONE

/s/ SUSAN K. NESTEGARD*	12/20/17	Director
SUSAN K. NESTEGARD

/s/ DAKOTA A. PIPPINS*	12/20/17	Director
DAKOTA A. PIPPINS

/s/ CHRISTOPHER J. POLICINSKI*	12/20/17	Director
CHRISTOPHER J. POLICINSKI

/s/ SALLY J. SMITH*	12/20/17	Director
SALLY J. SMITH

/s/ STEVEN A. WHITE*	12/20/17	Director
STEVEN A. WHITE

*By: /s/ JANA L. HAYNES	12/20/17
JANA L. HAYNES
as Attorney-In-Fact

ANNUAL REPORT ON FORM 10-K

ITEM 15

LIST OF FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULE

LIST OF EXHIBITS

FISCAL YEAR ENDED OCTOBER 29, 2017

HORMEL FOODS CORPORATION

Austin, Minnesota

Item 15.

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

HORMEL FOODS CORPORATION

FINANCIAL STATEMENTS

The following consolidated financial statements of Hormel Foods Corporation included in the Annual Stockholders’ Report for the fiscal year ended October 29, 2017, are incorporated herein by reference in Item 8 of Part II of this report:

Consolidated Statements of Financial Position–October 29, 2017, and October 30, 2016.

Consolidated Statements of Operations–Fiscal Years Ended October 29, 2017, October 30, 2016, and October 25, 2015.

Consolidated Statements of Comprehensive Income–Fiscal Years Ended October 29, 2017, October 30, 2016, and October 25, 2015.

Consolidated Statements of Changes in Shareholders’ Investment–Fiscal Years Ended October 29, 2017, October 30, 2016, and October 25, 2015.

Consolidated Statements of Cash Flows–Fiscal Years Ended October 29, 2017, October 30, 2016, and October 25, 2015.

Notes to Consolidated Financial Statements–October 29, 2017.

Report of Independent Registered Public Accounting Firm

FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statement schedule of Hormel Foods Corporation required pursuant to Item 15(c) is submitted herewith:

Schedule II – Valuation and Qualifying Accounts and Reserves…F-3

FINANCIAL STATEMENTS AND SCHEDULES OMITTED

All other financial statements and schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

HORMEL FOODS CORPORATION

(In Thousands)

		Additions/(Benefits)
	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other Accounts-	Deductions-		End of
Classification	of Period	Expenses	Describe	Describe		Period

Valuation reserve deduction from assets account:

Fiscal year ended October 29, 2017
Allowance for doubtful accounts receivable	$4,045	$561	$261 (1)	$677 (56)	(2) (3)	$4,246

Fiscal year ended October 30, 2016
Allowance for doubtful accounts receivable	$4,086	$611	$-	$652 -	(2) (3)	$4,045

Fiscal year ended October 25, 2015
Allowance for doubtful accounts receivable	$4,050	$(24)	$36 (4)	$52 (77)	(2) (3)	$4,086

Note (1) – Increase in the reserve due to the inclusion of Fontanini accounts receivable.

Note (2) – Uncollectible accounts written off.

Note (3) – Recoveries on accounts previously written off.

Note (4) – Increase in the reserve due to the inclusion of Applegate accounts receivable.

LIST OF EXHIBITS

HORMEL FOODS CORPORATION

NUMBER	DESCRIPTION OF DOCUMENT
2.1(2)

Purchase Agreement by and among 1492 Acquisition LLC, Columbus Manufacturing, Inc., and Hormel Foods Corporation, dated October 30, 2017. Exhibits and schedules identified in the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished to the Securities and Exchange Commission upon request.

3.1(1)	Restated Certificate of Incorporation as amended January 27, 2016. (Incorporated by reference to Exhibit 3.1 to Hormel’s Report on Form 10-K dated December 21, 2016, File No. 001-02402.)

3.2(1)	Bylaws as amended to date. (Incorporated by reference to Exhibit 3(ii) to Hormel’s Report on Form 8-K dated September 26, 2016, File No. 001-02402.)

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

11.1(2)	Statement re: computation of per share earnings. (Included in Exhibit 13.1 filed with this Annual Report on Form 10-K for the fiscal year ended October 29, 2017.)

13.1(2)	Pages 14 through 70 of the Annual Stockholders’ Report for the fiscal year ended October 29, 2017.

21.1(2)	Subsidiaries of the Registrant.

23.1(2)	Consent of Independent Registered Public Accounting Firm.

24.1(2)	Power of Attorney.

31.1(2)	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(2)	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(2)	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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