Form 10-Q
period 2018-01-28
HORMEL FOODS CORP /DE/
filed 2018-03-09
CIK 48465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 28, 2018
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes  X  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 4, 2018
Common Stock	$.01465 par value 529,534,149
Common Stock Non-Voting	$.01 par value -0-

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands, except share and per share amounts)

	January 28, 2018	October 29, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$385,775	$444,122
Accounts receivable	569,099	618,351
Inventories	973,221	921,022
Income taxes receivable	176	22,346
Prepaid expenses	15,581	16,144
Other current assets	4,417	4,538
TOTAL CURRENT ASSETS	1,948,269	2,026,523

GOODWILL	2,957,463	2,119,813

OTHER INTANGIBLES	1,023,322	1,027,014

PENSION ASSETS	178,010	171,990

INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	262,147	242,369

OTHER ASSETS	196,571	184,948

PROPERTY, PLANT AND EQUIPMENT
Land	51,481	51,249
Buildings	890,026	866,855
Equipment	1,776,526	1,710,537
Construction in progress	174,733	148,064
Less: Allowance for depreciation	(1,599,700)	(1,573,454)
Net property, plant and equipment	1,293,066	1,203,251

TOTAL ASSETS	$7,858,848	$6,975,908

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands, except share and per share amounts)

	January 28, 2018	October 29, 2017
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Accounts payable	$532,847	$552,714
Short-term debt	255,000	—
Accrued expenses	72,098	76,966
Accrued workers compensation	29,754	26,585
Accrued marketing expenses	127,684	101,573
Employee related expenses	157,667	209,562
Taxes payable	46,235	525
Interest and dividends payable	102,229	90,287
TOTAL CURRENT LIABILITIES	1,323,514	1,058,212

LONG-TERM DEBT–less current maturities	624,726	250,000

PENSION AND POST-RETIREMENT BENEFITS	532,652	530,249

OTHER LONG-TERM LIABILITIES	107,894	99,340

DEFERRED INCOME TAXES	114,688	98,410

SHAREHOLDERS’ INVESTMENT
Preferred stock, par value $.01 a share–
authorized 160,000,000 shares; issued–none
Common stock, non-voting, par value $.01
a share–authorized 400,000,000 shares; issued–none
Common stock, par value $.01465 a share–	7,764	7,741
authorized 1,600,000,000 shares;
issued 529,988,220 shares January 28, 2018
issued 528,423,605 shares October 29, 2017
Additional paid-in capital	19,242	13,670
Accumulated other comprehensive loss	(242,176)	(248,075)
Retained earnings	5,366,501	5,162,571
HORMEL FOODS CORPORATION SHAREHOLDERS’ INVESTMENT	5,151,331	4,935,907
NONCONTROLLING INTEREST	4,043	3,790
TOTAL SHAREHOLDERS’ INVESTMENT	5,155,374	4,939,697

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$7,858,848	$6,975,908

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	January 28, 2018	January 29, 2017
Net sales	$2,331,293	$2,280,227
Cost of products sold	1,829,114	1,727,947
GROSS PROFIT	502,179	552,280

Selling, general and administrative	219,122	210,217
Equity in earnings of affiliates	23,531	13,299

OPERATING INCOME	306,588	355,362

Other income and expense:
Interest and investment income	3,306	2,449
Interest expense	(4,729)	(3,026)

EARNINGS BEFORE INCOME TAXES	305,165	354,785

Provision for income taxes	1,954	119,482

NET EARNINGS	303,211	235,303
Less: Net earnings attributable to noncontrolling interest	104	156
NET EARNINGS ATTRIBUTABLE TO HORMEL FOODS CORPORATION	$303,107	$235,147

NET EARNINGS PER SHARE:
BASIC	$0.57	$0.44
DILUTED	$0.56	$0.44

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	529,453	528,585
DILUTED	543,482	540,064

DIVIDENDS DECLARED PER SHARE:	$0.1875	$0.1700

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended
	January 28, 2018	January 29, 2017
NET EARNINGS	$303,211	$235,303
Other comprehensive income (loss), net of tax:
Foreign currency translation	4,212	(8,087)
Pension and other benefits	2,486	3,333
Deferred hedging	(650)	(1,323)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	6,048	(6,077)
COMPREHENSIVE INCOME	309,259	229,226
Less: Comprehensive income attributable to noncontrolling interest	253	(84)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HORMEL FOODS CORPORATION	$309,006	$229,310

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT
(in thousands, except per share amounts)
(Unaudited)

	Hormel Foods Corporation Shareholders
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
Balance at October 30, 2016	$7,742	$—	$—	$4,736,567	$(296,303)	$3,400	$4,451,406

Net earnings				846,735		368	847,103
Other comprehensive income					48,228	22	48,250
Purchases of common stock		(94,487)					(94,487)
Stock-based compensation expense	1		15,590				15,591
Exercise of stock options/nonvested shares	38		30,827				30,865
Shares retired	(40)	94,487	(32,747)	(61,700)			—
Declared cash dividends – $0.68 per share				(359,031)			(359,031)
Balance at October 29, 2017	$7,741	$—	$13,670	$5,162,571	$(248,075)	$3,790	$4,939,697
Net earnings				303,107		104	303,211
Other comprehensive income					5,899	149	6,048
Purchases of common stock		(25,199)					(25,199)
Stock-based compensation expense			7,339				7,339
Exercise of stock options/nonvested shares	34		23,421				23,455
Shares retired	(11)	25,199	(25,188)				—
Declared cash dividends – $0.1875 per share				(99,177)			(99,177)
Balance at January 28, 2018	$7,764	$—	$19,242	$5,366,501	$(242,176)	$4,043	$5,155,374

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	January 28, 2018	January 29, 2017
OPERATING ACTIVITIES
Net earnings	$303,211	$235,303
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	35,867	29,247
Amortization of intangibles	3,256	2,072
Equity in earnings of affiliates	(23,531)	(13,299)
Distribution from equity method investees	23	2,523
Provision for deferred income taxes	(68,856)	11,215
Gain on property/equipment sales and plant facilities	(1,131)	(801)
Non-cash investment activities	(10,880)	(1,208)
Stock-based compensation expense	7,339	7,240
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	69,629	36,507
Increase in inventories	(21,255)	(17,513)
Decrease (increase) in prepaid expenses and other current assets	569	(19,425)
Increase in pension and post-retirement benefits	2,132	3,238
Decrease in accounts payable and accrued expenses	(58,077)	(178,157)
Increase in net income taxes payable	65,881	98,307
NET CASH PROVIDED BY OPERATING ACTIVITIES	304,177	195,249

INVESTING ACTIVITIES
Proceeds from sale of business	—	135,944
Acquisitions of businesses/intangibles	(858,102)	—
Purchases of property/equipment	(53,694)	(37,895)
Proceeds from sales of property/equipment	751	3,926
Decrease in investments, equity in affiliates, and other assets	2,718	3,596
Proceeds from company-owned life insurance	3,028	—
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(905,299)	105,571

FINANCING ACTIVITIES
Proceeds from short-term debt	630,000	—
Principal payments on short-term debt	(375,000)	—
Proceeds from long-term debt	375,000	—
Principal payments on long-term debt	(274)	—
Dividends paid on common stock	(89,814)	(76,629)
Share repurchase	(25,199)	(30,588)
Proceeds from exercise of stock options	23,455	7,398
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	538,168	(99,819)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	4,607	(6,323)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(58,347)	194,678
Cash and cash equivalents at beginning of year	444,122	415,143
CASH AND CASH EQUIVALENTS AT END OF QUARTER	$385,775	$609,821

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A                GENERAL

Basis of Presentation

The accompanying unaudited consolidated financial statements of Hormel Foods Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year.  The balance sheet at October 29, 2017, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2017.

Investments

The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans.  Under the plans, the participants can defer certain types of compensation and elect to receive a return on the deferred amounts based on the changes in fair value of various investment options, primarily a variety of mutual funds.  The Company has corporate-owned life insurance policies on certain participants in the deferred compensation plans.  The cash surrender value of the policies is included in other assets on the Consolidated Statements of Financial Position.  The securities held by the trust are classified as trading securities.  Therefore, unrealized gains and losses associated with these investments are included in the Company’s earnings.  Securities held by the trust generated gains of $3.4 million for the quarter ended January 28, 2018, compared to gains of $1.5 million for the quarter ended January 29, 2017.

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

Accounting Changes and Recent Accounting Pronouncements

New Accounting Pronouncements adopted in current fiscal year

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330). The updated guidance requires that inventory be measured at the lower of cost and net realizable value. The guidance is limited to inventory measured using the first-in, first-out (“FIFO”) or average cost methods and excludes inventory measured using last-in, first-out (“LIFO”) or retail inventory methods. Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The Company adopted the updated provisions on a prospective basis at the beginning of fiscal 2018. The adoption did not have a material impact on its consolidated financial statements, results of operations or cash flows.
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718). The update simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted in any interim or annual period, with adjustments reflected as of the beginning of the fiscal year. Accordingly, the Company adopted the provisions of this new accounting standard at the beginning of fiscal 2018. This will result in realized excess tax benefits (“windfalls”) and tax deficiencies (“shortfalls”) upon exercise or vesting of stock-based awards being recorded in its Consolidated Statements of Operations instead of additional paid-in capital within its Consolidated Statements of Financial Position. The amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement will be applied prospectively. Excess tax benefits of $11.8 million were recorded as a reduction of income tax expense for the first quarter ended January 28, 2018, thus reducing the effective tax rate by 3.9% for the quarter. The Company will apply the amendments related to the presentation of excess tax benefits on the consolidated statement of cash flows using a retrospective transition method, and as a result, realized windfalls were reclassified from financing activities to operating activities in its Consolidated Statements of Cash Flows. In accordance with ASU 2016-09, the Company has made the accounting policy election to estimate forfeitures and adjust as actual forfeitures occur.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (Topic 230). The update makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted provided all amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The Company early adopted the provisions of the new accounting standard at the beginning of fiscal 2018 and elected to account for distributions received from equity method investees as cash flows from operating activities using the nature of distribution approach accounting policy election. Under the nature of the distribution approach, distributions are classified based on the nature of the activity that generated them. The guidance requires cash proceeds from the settlement of corporate-owned life insurance policies to be classified as investing activities. Accordingly, the Company classified the cash proceeds received from corporate-owned life insurance policies as cash flows from investing activities. The adoption did not have a material impact on its consolidated financial statements.

The following table reconciles the Consolidated Statements of Cash Flows line items impacted by the adoption of these standards at January 29, 2017:

	Reported January 29, 2017	ASU 2016-09	ASU 2016-15	Adjusted January 29, 2017
Operating Activities
Equity in earnings of affiliates	$(10,776)	$—	$(2,523)	$(13,299)
Distributions received from equity method investees	—	—	2,523	2,523
Excess tax benefit from stock-based compensation	(17,630)	17,630	—	—
Net Cash Provided by Operating Activities	$177,619	$17,630	$—	$195,249

Financing Activities
Excess tax benefit from stock-based compensation	$17,630	$(17,630)	$—	$—
Net Cash Used in Financing Activities	$(82,189)	$(17,630)	$—	$(99,819)

New Accounting Pronouncements not yet adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This topic converges the guidance within U.S. GAAP and international financial reporting standards and supersedes ASC 605, Revenue Recognition. The new standard requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced disclosures about revenue, provide guidance for transactions which were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 by one year allowing early adoption as of the original effective date of December 15, 2016. In 2016 and 2017, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20, ASU 2017-13, and ASU 2017-14 to clarify, among other things, the implementation guidance related to principal versus agent considerations, identifying performance obligations and accounting for licenses of intellectual property. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, and early adoption is permitted for annual reporting periods beginning after December 15, 2016. The updated guidance is to be applied either retrospectively or by using a cumulative effect adjustment. The Company will adopt the provisions of this new accounting standard at the beginning of fiscal 2019. The Company has completed a significant portion of its detailed assessments relating to revenue streams and customer arrangements, and is focused on controls to support recognition and disclosure requirements under the new guidance. Based on the assessment to date, the Company does not expect the adoption of the new standard to have a material impact on its results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The update requires lessees to put most leases on their balance sheets while recognizing expenses on their income statements in a manner similar to current U.S. GAAP. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. In 2018, the FASB issued ASU 2018-01 which permits an entity to elect an optional transition practical expedient to not evaluate land easements existing or expiring before the entity’s adoption of ASC 842 and not previously accounted for as leases under ASC 840. The updated guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The updated guidance is to be applied using modified retrospective method and early adoption is permitted. The Company expects to adopt the provisions of this new accounting standard at the beginning of fiscal 2020, and is in the process of evaluating the impact of adoption on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 958). The update provides guidance on the measurement of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The amendment replaces the current incurred loss impairment methodology with a methodology to reflect expected credit losses and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. The updated guidance is to be applied on a modified retrospective approach and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for all entities for fiscal years beginning after December 15, 2018, and interim periods therein. The Company is currently assessing the timing and impact of adopting the updated provisions.

In October 2016, the FASB issued ASU 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory (Topic 740). The updated guidance requires the recognition of the income tax consequences of an intra-entity asset transfer, other than transfers of inventory, when the transfer occurs. For intra-entity transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party. The updated guidance is effective for reporting periods beginning after December 15, 2017, with early adoption permitted only within the first interim period of a fiscal year. The guidance is required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company will adopt the provisions of the new accounting standard at the beginning of fiscal 2019 and is in the process of evaluating the impact of adoption on its consolidated financial statements and related disclosures.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715). The updated guidance requires an employer to report the service cost component of net periodic pension cost and net periodic post-retirement benefit cost in the same line item or items as other compensation costs. The updated guidance also requires the other components of net periodic pension cost and net periodic post-retirement benefit cost to be presented in the income statement separately from the service cost component and outside income from operations. Additionally, only the service cost component is eligible for capitalization, when applicable. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The updated guidance should be applied retrospectively for the presentation of the service cost component and other components of net benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net benefit cost. The Company will adopt the provisions of this new accounting standard at the beginning of fiscal 2019 and is currently assessing the impact on its consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities (Topic 815). The updated guidance expands an entity’s ability to hedge nonfinancial and financial risk components and reduce complexity in fair value hedges of interest rate risk. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. Entities will apply the amendments to cash flow and net investment hedge relationships that exist on the date of adoption using a modified retrospective approach. The presentation and disclosure requirement apply prospectively. The updated guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted in any interim or annual period. The Company is currently assessing the timing and impact of adopting the updated provisions.

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220). The updated guidance allows entities to reclassify stranded income tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) from accumulated other comprehensive income to retained earnings in their consolidated financial statements. Under the Tax Act, deferred taxes were adjusted to reflect the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate, which left the tax effects on items within accumulated other comprehensive income stranded at an inappropriate tax rate. The updated guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted in any interim period and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company is in the process of assessing the impact this standard will have on our consolidated financial statements and related disclosures.
Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they either are not relevant to the Company, or they are not expected to have a material effect on its business practices, financial condition, results of operations, or disclosures.

NOTE B                ACQUISITIONS

On November 27, 2017, the Company acquired Columbus Manufacturing, Inc. (Columbus), an authentic premium deli meat and salami company, from Chicago-based Arbor Investments for a preliminary purchase price of $857.6 million, subject to customary working capital adjustments. The transaction was funded with cash on hand along with borrowing $375.0 million under a term loan facility and $375.0 million under a revolving credit facility. The acquisition was accounted for as a business combination using the acquisition method. The Company is in process of completing its preliminary allocation of the fair value of Columbus' assets. Allocations between goodwill and identifiable intangible assets acquired are pending completion of a third-party valuation appraisal. Refer to Note D for preliminary amounts assigned to goodwill.

Columbus specializes in authentic premium deli meat and salami and allows the Company to enhance its scale in the deli by broadening its portfolio of products, customers, and consumers.

Operating results for this acquisition have been included in the Company’s Consolidated Statements of Operations from the date of acquisition and are reflected in the Refrigerated Foods segment.

On August 22, 2017, the Company acquired Cidade do Sol (Ceratti) for a preliminary purchase price of approximately $103.5 million, subject to customary working capital adjustments. The transaction was funded by the Company with cash on hand. The Company has completed a preliminary allocation of the fair value of Ceratti. Allocations are based on the acquisition method of accounting and in-process third party valuation appraisals.

Ceratti is a growing, branded, value-added meats company in Brazil offering more than 70 products in 15 categories, including authentic meats such as mortadella, sausage, and salami for Brazilian retail and foodservice markets under the popular Ceratti® brand.  The acquisition of Ceratti allows the Company to establish a full in-country presence in the fast-growing Brazilian market with a premium brand.

Operating results for this acquisition have been included in the Company’s Consolidated Statements of Operations from the date of acquisition and are reflected in the International & Other segment.

On August 16, 2017, the Company acquired Fontanini Italian Meats and Sausages (Fontanini), a branded foodservice business, from Capitol Wholesale Meats, Inc. for a preliminary purchase price of $428.4 million, subject to customary working capital adjustments. The transaction provides a cash flow benefit resulting from the amortization of the tax basis of assets, the net present value of which is approximately $90.0 million. The transaction was funded by the Company with cash on hand and by utilizing short-term financing. The Company has completed a preliminary allocation of the fair value of Fontanini. Allocations are based on the acquisition method of accounting and in-process third party valuation appraisals. Primary assets acquired include goodwill of $223.6 million and intangibles of $110.3 million.

Fontanini specializes in authentic Italian meats and sausages, as well as a variety of other premium meat products, including pizza toppings and meatballs, and allows the Company to expand the foodservice business.

Operating results for this acquisition have been included in the Company’s Consolidated Statements of Operations from the date of acquisition and are reflected in the Refrigerated Foods segment.

NOTE C                INVENTORIES

Principal components of inventories are:

(in thousands)	January 28, 2018	October 29, 2017
Finished products	$539,058	$511,789
Raw materials and work-in-process	251,475	237,903
Operating supplies	125,551	114,098
Maintenance materials and parts	57,137	57,232
Total	$973,221	$921,022

NOTE D                GOODWILL AND INTANGIBLE ASSETS

The carrying amounts of goodwill for the first quarter ended January 28, 2018, are presented in the table below. The increase to goodwill for the quarter is primarily related to the acquisition of Columbus. A preliminary allocation has been made to tangible assets, however, the allocation from goodwill to identifiable intangible assets is pending receipt of the third-party valuation appraisal report.

(in thousands)	Grocery Products	Refrigerated Foods	JOTS	International & Other	Total
Balance as of October 29, 2017	$882,582	$795,699	$203,214	$238,318	$2,119,813
Goodwill acquired	—	836,979	—	—	836,979
Purchase adjustments	—	510	—	161	671
Balance as of January 28, 2018	$882,582	$1,633,188	$203,214	$238,479	$2,957,463

The gross carrying amount and accumulated amortization for definite-lived intangible assets are presented in the table below.

	January 28, 2018		October 29, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists/relationships	$115,940	$(29,782)	$115,940	$(25,973)
Formulas and recipes	—	—	1,950	(1,950)
Other intangibles	6,964	(1,556)	3,100	(2,044)
Total	$122,904	$(31,338)	$120,990	$(29,967)

Amortization expense was $3.3 million and $2.1 million for the quarters ended January 28, 2018 and January 29, 2017, respectively.

Estimated annual amortization expense for the five fiscal years after October 29, 2017, is as follows:

(in millions)
2018	$10.6
2019	10.5
2020	10.5
2021	10.5
2022	10.2

The carrying amounts for indefinite-lived intangible assets are presented in the table below.

(in thousands)	January 28, 2018	October 29, 2017
Brands/tradenames/trademarks	$931,573	$935,807
Other intangibles	184	184
Total	$931,757	$935,991

NOTE E                PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic benefit cost for pension and other post-retirement benefit plans consists of the following:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended		Three Months Ended
(in thousands)	January 28, 2018	January 29, 2017	January 28, 2018	January 29, 2017
Service cost	$7,903	$7,564	$320	$275
Interest cost	14,049	13,566	2,832	2,871
Expected return on plan assets	(24,770)	(22,734)	—	—
Amortization of prior service cost	(617)	(750)	(710)	(1,068)
Recognized actuarial loss	4,539	6,541	44	628
Net periodic cost	$1,104	$4,187	$2,486	$2,706

NOTE F               DERIVATIVES AND HEDGING

The Company uses hedging programs to manage price risk associated with commodity purchases.  These programs utilize futures contracts to manage the Company’s exposure to price fluctuations in the commodities markets.  The Company has determined its designated hedging programs to be highly effective in offsetting the changes in fair value or cash flows generated by the items hedged.

Cash Flow Hedges:  The Company utilizes corn and lean hog futures to offset price fluctuations in the Company’s future direct grain and hog purchases.  The financial instruments are designated and accounted for as cash flow hedges, and the Company measures the effectiveness of the hedges at least quarterly.  Effective gains or losses related to these cash flow hedges are reported in accumulated other comprehensive loss (AOCL) and reclassified into earnings, through cost of products sold, in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  The Company typically does not hedge its grain exposure beyond the next two upcoming fiscal years and its hog exposure beyond the next fiscal year.  As of January 28, 2018, and October 29, 2017, the Company had the following outstanding commodity futures contracts that were entered into to hedge forecasted purchases:

Volume
Commodity	January 28, 2018	October 29, 2017
Corn	11.3 million bushels	11.5 million bushels
Lean hogs	0.2 million cwt	0.3 million cwt

As of January 28, 2018, the Company has included in AOCL, hedging gains of $0.8 million (before tax) relating to its positions, compared to gains of $1.8 million (before tax) as of October 29, 2017.  The Company expects to recognize the majority of these gains over the next 12 months.

Fair Value Hedges:  The Company utilizes futures to minimize the price risk assumed when fixed forward priced contracts are offered to the Company’s commodity suppliers.  The intent of the program is to make the forward priced commodities cost nearly the same as cash market purchases at the date of delivery.  The futures contracts are designated and accounted for as fair value hedges, and the Company measures the effectiveness of the hedges at least quarterly.  Changes in the fair value of the futures contracts, along with the gain or loss on the hedged purchase commitment, are marked-to-market through earnings and are recorded on the Consolidated Statements of Financial Position as a current asset and liability, respectively.  Effective gains or losses related to these fair value hedges are recognized through cost of products sold in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  As of January 28, 2018, and October 29, 2017, the Company had the following outstanding commodity futures contracts designated as fair value hedges:

Volume
Commodity	January 28, 2018	October 29, 2017
Corn	2.6 million bushels	4.1 million bushels
Lean hogs	0.3 million cwt	0.4 million cwt

Other Derivatives:  The Company holds certain futures and options contract positions as part of a merchandising program and to manage the Company’s exposure to fluctuations in commodity markets.  The Company has not applied hedge accounting to these positions.

As of January 28, 2018, and October 29, 2017, the Company had the following outstanding futures and options contracts related to these programs:

Volume
Commodity	January 28, 2018	October 29, 2017
Corn	0.2 million bushels	—

Fair Values:  The fair values of the Company’s derivative instruments (in thousands) as of January 28, 2018, and October 29, 2017, were as follows:

		Fair Value (1)
	Location on Consolidated Statements of Financial Position	January 28, 2018	October 29, 2017
Asset Derivatives:
Derivatives Designated as Hedges:
Commodity contracts	Other current assets	$(390)	$326

Derivatives Not Designated as Hedges:
Commodity contracts	Other current assets	12	—

Total Asset Derivatives		$(378)	$326
(1)  Amounts represent the gross fair value of derivative assets and liabilities.  The Company nets the derivative assets and liabilities for each of its hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract.  The amount or timing of cash collateral balances may impact the classification of the derivative in the Consolidated Statements of Financial Position.  See Note K “Fair Value Measurements” for a discussion of these net amounts as reported in the Consolidated Statements of Financial Position.

Derivative Gains and Losses:  Gains or losses (before tax, in thousands) related to the Company’s derivative instruments for the first quarter ended January 28, 2018, and January 29, 2017, were as follows:

	Gain/(Loss) Recognized in AOCL (Effective Portion) (1)		Location on Consolidated Statements of Operations	Gain/(Loss) Reclassified from AOCL into Earnings (Effective Portion) (1)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (4)
	Three Months Ended			Three Months Ended		Three Months Ended
Cash Flow Hedges:	January 28, 2018	January 29, 2017		January 28, 2018	January 29, 2017	January 28, 2018	January 29, 2017
Commodity contracts	$(387)	$(646)	Cost of products sold	$608	$1,469	$(90)	$—

	Location on Consolidated Statements of Operations	Gain/(Loss) Recognized in Earnings (Effective Portion) (3)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (5)
		Three Months Ended		Three Months Ended
Fair Value Hedges:		January 28, 2018	January 29, 2017	January 28, 2018	January 29, 2017
Commodity contracts	Cost of products sold	$557	$(54)	$(249)	$—

	Location on Consolidated Statements of Operations	Gain/(Loss) Recognized in Earnings
		Three Months Ended
Derivatives Not Designated as Hedges:		January 28, 2018	January 29, 2017
Commodity contracts	Cost of products sold	$12	$(228)
(1)     Amounts represent gains or losses in AOCL before tax.  See Note H “Accumulated Other Comprehensive Loss” for the after-tax impact of these gains or losses on net earnings.
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

NOTE G                                              INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES

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

Investments in and receivables from affiliates consists of the following:

(in thousands)	Segment	% Owned	January 28, 2018	October 29, 2017
MegaMex Foods, LLC	Grocery Products	50%	$192,570	$177,657
Foreign Joint Ventures	International & Other	Various (26-40%)	69,577	64,712
Total			$262,147	$242,369

Equity in earnings of affiliates consists of the following:

		Three Months Ended
(in thousands)	Segment	January 28, 2018	January 29, 2017
MegaMex Foods, LLC	Grocery Products	$19,588	$9,071
Foreign Joint Ventures	International & Other	3,943	4,228
Total		$23,531	$13,299

Dividends received from affiliates for the first quarter ended January 28, 2018, were $0.023 million compared to $2.5 million of dividends received for the first quarter ended January 29, 2017.

The Company recognized a basis difference of $21.3 million associated with the formation of MegaMex Foods, LLC, of which $14.2 million is remaining as of January 28, 2018.  This difference is being amortized through equity in earnings of affiliates.

NOTE H                                                  ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss are as follows:

(in thousands)	Foreign Currency Translation	Pension & Other Benefits		Deferred Gain (Loss) - Hedging		Accumulated Other Comprehensive Loss
Balance at October 29, 2017	$(6,846)	$(242,475)		$1,246		$(248,075)
Unrecognized gains (losses)
Gross	4,063	—		(387)		3,676
Tax effect	—	—		92		92
Reclassification into net earnings
Gross	—	3,256	(1)	(608)	(2)	2,648
Tax effect	—	(770)		253		(517)
Net of tax amount	4,063	2,486		(650)		5,899
Balance at January 28, 2018	$(2,783)	$(239,989)		$596		$(242,176)

(1) Included in the computation of net periodic cost (see Note E “Pension and Other Post-Retirement Benefits” for additional details).
(2)    Included in cost of products sold in the Consolidated Statements of Operations.

NOTE I                 INCOME TAXES

The Company's tax provision is determined using an estimated annual effective tax rate and adjusted for discrete taxable events that may occur during the quarter. We recognize the effects of tax legislation in the period in which the law is enacted. The deferred tax assets and liabilities are remeasured using enacted tax rates expected to apply to taxable income in the years we estimate the related temporary differences to reverse.

On December 22, 2017, the United States enacted comprehensive tax legislation into law, H.R. 1, commonly referred to as the Tax Act. Except for certain provisions, the Tax Act is effective for tax years beginning on or after January 1, 2018. As a fiscal year U.S. taxpayer, the majority of the provisions will not apply for the Company until fiscal 2019, such as eliminating the domestic manufacturing deduction, creating new taxes on certain foreign sourced income, and introducing new limitations on certain business deductions. For fiscal 2018, and effective in the first quarter, the most significant impacts include lowering of the U.S. federal corporate income tax rate, remeasuring certain net deferred tax liabilities, and requiring the transition tax on the deemed repatriation of certain foreign earnings. The phase-in of the lower federal corporate income tax rate resulted in a blended rate of 23.4 percent for fiscal 2018, as compared to the previous 35 percent, and is based on the applicable tax rates before and after passage of the Tax Act and the number of days in the fiscal year. The tax rate will be reduced to 21 percent in subsequent fiscal years.

The lower effective tax rate in the first quarter of fiscal 2018 is largely due to the passage of the Tax Act, lowering the Company's long-term effective tax rate.  In the first quarter, the Company recorded a one-time provisional non-cash tax benefit of $68.0 million for deferred tax liability revaluation and a provisional $5.2 million charge for deemed repatriation of the Company's previously undistributed foreign earnings. At this point, no additional income taxes have been provided for any undistributed foreign earnings not subject to the transition tax and additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practical at this time. The one-time tax events and reduction in the federal statutory tax rate were the main drivers of the Company's first quarter effective tax rate of 0.6 percent, versus 33.7 percent last year. The Company expects a full-year effective tax rate between 17.5 percent and 20.5 percent for fiscal 2018.

The staff of the U.S. Securities and Exchange Commission has recognized the complexity of reflecting the impacts of the Tax Act and issued guidance in Staff Accounting Bulletin No. 118, which clarifies accounting for income taxes under ASC 740 if information is not yet available or complete and provides a measurement period for up to one year in which to complete the required analysis and accounting. Based on current interpretation of the Tax Act, the Company made reasonable estimates to record provisional adjustments during the first quarter of fiscal 2018, as described below. As the Company accumulates and processes data to finalize the underlying calculations, and expects regulators to issue further guidance, estimates may change during fiscal 2018. The Company will continue to refine such amounts within the measurement period allowed, which will be completed no later than the first quarter of fiscal 2019.

The amount of unrecognized tax benefits, including interest and penalties, is recorded in other long-term liabilities.  If recognized as of January 28, 2018, and January 29, 2017, $34.2 million and $20.6 million, respectively, would impact the Company’s effective tax rate.  The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense, with $0.2 million and $0.1 million of interest and penalties included in expense in the first quarter of fiscal 2018 and 2017, respectively. The amount of accrued interest and penalties at January 28, 2018, and January 29, 2017, associated with unrecognized tax benefits was $7.3 million and $2.7 million, respectively.

The Company is regularly audited by federal and state taxing authorities.  The United States Internal Revenue Service (I.R.S.) concluded its examination of fiscal 2016 in the first quarter of fiscal 2018.  The Company has elected to participate in the Compliance Assurance Process (CAP) for fiscal years 2017 and 2018.  The objective of CAP is to contemporaneously work with the I.R.S. to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return.  The Company may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time.

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

NOTE J               STOCK-BASED COMPENSATION

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

A reconciliation of the number of options outstanding and exercisable (in thousands) as of January 28, 2018, and changes during the quarter then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at October 29, 2017	30,685	$18.08
Granted	1,968	37.10
Exercised	2,301	10.20
Forfeited	3	33.31
Expired	1	37.76
Outstanding at January 28, 2018	30,348	$19.91	5.0	$460,530
Exercisable at January 28, 2018	24,284	$16.34	4.1	$448,268

The weighted-average grant date fair value of stock options granted and the total intrinsic value of options exercised (in thousands) during the first quarter of fiscal years 2018 and 2017, are as follows.

	Three Months Ended
	January 28, 2018	January 29, 2017
Weighted-average grant date fair value	$6.93	$6.33
Intrinsic value of exercised options	$56,302	$51,942

The fair value of each option award is calculated on the date of grant using the Black-Scholes valuation model utilizing the following weighted-average assumptions:

	Three Months Ended
	January 28, 2018	January 29, 2017
Risk-free interest rate	2.3%	2.4%
Dividend yield	2.0%	2.0%
Stock price volatility	19.0%	19.0%
Expected option life	8 years	8 years

As part of the annual valuation process, the Company reassesses the appropriateness of the inputs used in the valuation models.  The Company establishes the risk-free interest rate using stripped U.S. Treasury yields as of the grant date where the remaining term is approximately the expected life of the option.  The dividend yield is set based on the dividend rate approved by the Company’s Board of Directors and the stock price on the grant date.  The expected volatility assumption is set based primarily on historical volatility.  As a reasonableness test, implied volatility from exchange traded options is also examined to validate the volatility range obtained from the historical analysis.  The expected life assumption is set based on an analysis of past exercise behavior by option holders.  In performing the valuations for option grants, the Company has not stratified option holders as exercise behavior has historically been consistent across all executive employee and non-employee director groups.

Nonvested shares vest on the earlier of the day before the Company’s next annual meeting date or one year from grant date.  Subsequent to the end of the quarter, restricted shares were awarded with a restricted period expiring the date of the Company’s next annual stockholders meeting.
A reconciliation of the nonvested shares (in thousands) as of January 28, 2018, and changes during the quarter then ended, is as follows:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at October 29, 2017	58	$35.62
Granted	—	—
Vested	3	35.62
Forfeited	1	35.62
Nonvested at January 28, 2018	54	$35.62

The weighted-average grant date fair value of nonvested shares granted, the total fair value (in thousands) of nonvested shares granted, and the fair value (in thousands) of shares that have vested during the first quarter of fiscal years 2018 and 2017, are as follows:

	Three Months Ended
	January 28, 2018	January 29, 2017
Weighted-average grant date fair value	$35.62	$41.01
Fair value of nonvested shares granted	—	1,920
Fair value of shares vested	133	1,920

During the first quarter ended January 28, 2018, stock-based compensation expense was $7.3 million compared to $7.2 million for the first quarter ended January 29, 2017.

At January 28, 2018, there was $17.7 million of total unrecognized compensation expense from stock-based compensation arrangements granted under the plans.  This compensation is expected to be recognized over a weighted-average period of approximately 2.6 years.  During the first quarter ended January 28, 2018, cash received from stock option exercises was $23.5 million compared to $7.4 million for the first quarter ended January 29, 2017.

Shares issued for option exercises and nonvested shares may be either authorized but unissued shares, or shares of treasury stock acquired in the open market or otherwise.

NOTE K                FAIR VALUE MEASUREMENTS

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

The Company’s financial assets and liabilities are measured at fair value on a recurring basis as of January 28, 2018, and October 29, 2017, and their level within the fair value hierarchy, are presented in the tables below.

	Fair Value Measurements at January 28, 2018
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Cash and cash equivalents (1)	$385,775	$385,775	$—	$—
Other trading securities (2)	139,752	—	139,752	—
Commodity derivatives (3)	2,303	2,303	—	—
Total Assets at Fair Value	$527,830	$388,078	$139,752	$—
Liabilities at Fair Value
Deferred compensation (2)	$64,665	$—	$64,665	$—
Total Liabilities at Fair Value	$64,665	$—	$64,665	$—

	Fair Value Measurements at October 29, 2017
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Cash and cash equivalents (1)	$444,122	$444,122	$—	$—
Other trading securities (2)	128,530	—	128,530	—
Commodity derivatives (3)	2,821	2,821	—	—
Total Assets at Fair Value	$575,473	$446,943	$128,530	$—
Liabilities at Fair Value
Deferred compensation (2)	$62,341	$—	$62,341	$—
Total Liabilities at Fair Value	$62,341	$—	$62,341	$—

The following methods and assumptions were used to estimate the fair value of the financial assets and liabilities above:

(1)
The Company’s cash equivalents consist primarily of bank deposits, money market funds rated AAA, or other highly liquid investment accounts.  As these investments have a maturity date of three months or less, the carrying value approximates fair value.

(2)
A majority of the funds held in the rabbi trust relate to the supplemental executive retirement plans and have been invested in fixed income funds managed by a third party.  The declared rate on these funds is set based on a formula using the yield of the general account investment portfolio supporting the fund, adjusted for expenses and other charges.  The rate is guaranteed for one year at issue, and may be reset annually on the policy anniversary, subject to a guaranteed minimum rate.  As the value is based on adjusted market rates, and the fixed rate is only reset on an annual basis, these funds are classified as Level 2.  The funds held in the rabbi trust are included in other assets on the Consolidated Statements of Financial Position.  The remaining funds held are also managed by a third-party insurance policy, the values of which represent their cash surrender value based on the fair value of the underlying investments in the account and include equity securities, money market accounts, bond funds, or other portfolios for which there is an active quoted market.  Therefore these policies are also classified as Level 2.  The related deferred compensation liabilities are included in other long-term liabilities on the Consolidated Statements of Financial Position with investment options generally mirroring those funds held by the rabbi trust.  Therefore these investment balances are classified as Level 2.  The Company also offers a fixed rate investment option to participants.  The rate earned on these investments is adjusted annually based on a specified percentage of the I.R.S. Applicable Federal Rates.  These balances are classified as Level 2.

(3)
The Company’s commodity derivatives represent futures contracts used in its hedging or other programs to offset price fluctuations associated with purchases of corn and hogs, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The Company’s futures contracts for corn and soybean meal are traded on the Chicago Board of Trade, while futures contracts for lean hogs are traded on the Chicago Mercantile Exchange.  These are active markets with quoted prices available, and these contracts are classified as Level 1.  All derivatives are reviewed for potential credit risk and risk of nonperformance.  The Company nets the derivative assets and liabilities for each of its hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract.  The net balance for each program is included in other current assets or accounts payable, as appropriate, in the Consolidated Statements of Financial Position.  As of January 28, 2018, the Company has recognized the right to reclaim net cash collateral of $2.7 million from various counterparties (including $15.3 million of realized gains offset by cash owed of $12.6 million on closed positions).  As of October 29, 2017, the Company had recognized the right to reclaim net cash collateral of $2.5 million from various counterparties (including $11.0 million of realized gains offset by cash owed of $8.5 million on closed positions).

The Company’s financial assets and liabilities include accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value.  The Company does not carry its long-term debt at fair value in its Consolidated Statements of Financial Position.  Based on borrowing rates available to the Company for long-term financing with similar terms and average maturities, the fair value of long-term debt, utilizing discounted cash flows (Level 2), was $638.5 million as of January 28, 2018, and $266.5 million as of October 29, 2017.

In accordance with the provisions of ASC 820, the Company measures certain nonfinancial assets and liabilities at fair value, which are recognized or disclosed on a nonrecurring basis (e.g. goodwill, intangible assets, and property, plant and equipment).   During the first quarters ended January 28, 2018, and January 29, 2017, there were no material remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

NOTE L               EARNINGS PER SHARE DATA

The reported net earnings attributable to the Company were used when computing basic and diluted earnings per share.  The following table sets forth the shares used as the denominator for those computations:

	Three Months Ended
(in thousands)	January 28, 2018	January 29, 2017
Basic weighted-average shares outstanding	529,453	528,585
Dilutive potential common shares	14,029	11,479
Diluted weighted-average shares outstanding	543,482	540,064

For the first quarters ended January 28, 2018, and January 29, 2017, a total of 5.4 million and 3.4 million weighted-average stock options, respectively, were not included in the computation of dilutive potential common shares since their inclusion would have had an antidilutive effect on earnings per share.

NOTE M                SEGMENT REPORTING

The Company develops, processes, and distributes a wide array of food products in a variety of markets.  The Company reports its results in the following four segments:  Grocery Products, Refrigerated Foods, Jennie-O Turkey Store, and International & Other. As a result of a business realignment at the beginning of fiscal 2018, the former Specialty Foods segment results are now reported as part of the Grocery Products segment. Periods presented herein have been recast to reflect this change.

The Grocery Products segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market, along with the sale of nutritional and private label shelf-stable products to retail, foodservice, and industrial customers.  This segment also includes the results from the Company’s MegaMex Foods, LLC joint venture.

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

The International & Other segment includes Hormel Foods International, which manufactures, markets, and sells Company products internationally.  This segment also includes the results from the Company’s international joint ventures.

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

	Three Months Ended
(in thousands)	January 28, 2018	January 29, 2017
Sales to Unaffiliated Customers
Grocery Products	$613,870	$610,374
Refrigerated Foods	1,176,456	1,123,039
Jennie-O Turkey Store	390,648	420,989
International & Other	150,319	125,825
Total	$2,331,293	$2,280,227

Intersegment Sales
Grocery Products	$4	$5
Refrigerated Foods	2,164	2,139
Jennie-O Turkey Store	24,689	28,256
International & Other	—	—
Total	26,857	30,400
Intersegment elimination	(26,857)	(30,400)
Total	$—	$—

Net Sales
Grocery Products	$613,874	$610,379
Refrigerated Foods	1,178,620	1,125,178
Jennie-O Turkey Store	415,337	449,245
International & Other	150,319	125,825
Intersegment elimination	(26,857)	(30,400)
Total	$2,331,293	$2,280,227

Segment Operating Profit
Grocery Products	$99,977	$92,376
Refrigerated Foods	142,949	173,808
Jennie-O Turkey Store	49,874	68,180
International & Other	24,655	25,463
Total segment operating profit	317,455	359,827
Net interest and investment expense (income)	1,423	577
General corporate expense	10,971	4,621
Less: Noncontrolling interest	104	156
Earnings Before Income Taxes	$305,165	$354,785

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s Critical Accounting Policies, as disclosed in its Annual Report on Form 10-K for the fiscal year ended October 29, 2017.

RESULTS OF OPERATIONS

Overview

The Company is a multinational manufacturer and marketer of consumer-branded food and meat products. It operates in four reportable segments as described in Note M in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The Company reported net earnings per diluted share of $0.56 for the first quarter of fiscal 2018, compared to $0.44 per diluted share in the first quarter of fiscal 2017. Significant factors impacting the quarter were:

•
The Company delivered record net earnings as the impact of tax reform and strong Grocery Products earnings growth more than offset higher hog costs, continued challenges at Jennie-O Turkey Store (JOTS), and higher-than-expected freight costs.

•
Refrigerated Foods segment profit declined due to higher hog costs, one-time transaction costs for the Columbus acquisition, the divestiture of the Farmer John business, and increased freight expenses.

•
JOTS segment profit decreased as a result of lower profits from whole bird and commodity sales and increased freight expenses. Lower selling, general, and administrative expenses offset a portion of the earnings decline.

•
Grocery Products segment profit increased due to strong earnings growth from the Company's MegaMex Foods, LLC (MegaMex) joint venture; lower selling, general and administrative expenses; and improved earnings from the Skippy® and Justin's® nut butter brands.

•
International & Other segment profit decreased as higher costs of goods for exports were partially offset by the inclusion of the Ceratti business and improving profitability in China due to lower raw material costs.

Consolidated Results

Net Earnings and Diluted Earnings per Share

	Three Months
(in thousands, except per share amounts)	January 28, 2018	January 29, 2017	% Change
Net earnings	$303,107	$235,147	28.9
Diluted earnings per share	0.56	0.44	27.3

Net Sales

	Three Months Ended
(in thousands)	January 28, 2018	January 29, 2017	% Change
Volume (lbs.)	1,190,592	1,244,909	(4.4)
Organic volume(1)	1,146,099	1,164,455	(1.6)
Net sales	$2,331,293	$2,280,227	2.2
Organic net sales(1)	2,198,421	2,179,996	0.8

(1) The non-GAAP adjusted financial measurements of organic net sales and organic volume are presented to provide investors additional information to facilitate the comparison of past and present operations. The company believes these non-GAAP financial measurements provide useful information to investors because they are the measurements used to evaluate performance on a comparable year-over-year basis. Non-GAAP measurements are not intended to be a substitute for U.S. GAAP measurements in analyzing financial performance. These non-GAAP measurements are not in accordance with generally accepted accounting principles and may be different from non-GAAP measures used by other companies.

Organic net sales and organic volume are defined as net sales and volume excluding the impact of acquisitions and divestitures. Organic net sales and organic volume exclude the impacts of the acquisition of Columbus Craft Meats (November 2017), the acquisition of Fontanini Italian Meats and Sausages (August 2017), and the divestiture of Farmer John (January 2017) in Refrigerated Foods and the acquisition of Ceratti (August 2017) in International. The tables below show the calculations to reconcile from the non-GAAP adjusted measures to the GAAP measures in the first quarter of fiscal 2018 and fiscal 2017.

1st Quarter
Volume (lbs.)	FY 2018			FY 2017
(in thousands)	Reported (GAAP)	Acquisitions	Organic (Non-GAAP)	Reported (GAAP)	Divestitures	Organic (Non-GAAP)	Organic % Change
Grocery Products	334,217		334,217	338,792		338,792	(1.4)
Refrigerated Foods	562,495	(31,660)	530,835	614,425	(80,454)	533,971	(0.6)
Jennie-O Turkey Store	208,431		208,431	216,643		216,643	(3.8)
International & Other	85,449	(12,833)	72,616	75,049		75,049	(3.2)
Total Volume	1,190,592	(44,493)	1,146,099	1,244,909	(80,454)	1,164,455	(1.6)

Net Sales	FY 2018			FY 2017
(in thousands)	Reported (GAAP)	Acquisitions	Organic (Non-GAAP)	Reported (GAAP)	Divestitures	Organic (Non-GAAP)	Organic % Change
Grocery Products	$613,870		$613,870	$610,374		$610,374	0.6
Refrigerated Foods	1,176,456	$(111,017)	1,065,439	1,123,039	$(100,231)	1,022,808	4.2
Jennie-O Turkey Store	390,648		390,648	420,989		420,989	(7.2)
International & Other	150,319	(21,855)	128,464	125,825		125,825	2.1
Total Net Sales	$2,331,293	$(132,872)	$2,198,421	$2,280,227	$(100,231)	$2,179,996	0.8

The increase in net sales for the first quarter of fiscal 2018 was primarily related to the inclusion of the Columbus, Fontanini, and Ceratti acquisitions. Organic sales growth was led by retail sales of Hormel® Black Label® bacon, Wholly Guacamole® dips and Muscle Milk® protein beverages. Foodservice sales of Hormel® Bacon 1TM fully cooked bacon, Hormel® pizza toppings, and Hormel® Fire BraisedTM meats also delivered gains. Partially offsetting these gains were sales declines from the divestiture of Farmer John, whole bird sales at JOTS, and the contract manufacturing business in Grocery Products.

Cost of Products Sold

	Three Months Ended
(in thousands)	January 28, 2018	January 29, 2017	% Change
Cost of products sold	$1,829,114	$1,727,947	5.9

Cost of products sold was up for the first quarter of fiscal 2018 compared to the prior year as the Company faced higher input costs for hogs, pork bellies, and beef and pork trim. Freight expenses negatively impacted the first quarter, especially in the Refrigerated Foods and JOTS segments. The Company is working to find sustainable, mutually beneficial solutions with its customers to mitigate the impact for the remainder of the year.

Gross Profit

	Three Months Ended
(in thousands)	January 28, 2018	January 29, 2017	% Change
Gross profit	$502,179	$552,280	(9.1)
Percentage of net sales	21.5%	24.2%

Gross profit as a percentage of net sales for all four of the Company's segments declined in the first quarter of fiscal 2018 compared to the prior year. Input costs were higher in Grocery Products, Refrigerated Foods, and International & Other and freight costs were up across all segments. Turkey markets were lower for JOTS. Pricing actions taken in prior quarters offset a portion of the profitability declines. Looking ahead, higher hog costs, depressed turkey commodity markets, and higher freight expense will continue to be near-term challenges to profitability. Incremental sales and profits from the Columbus, Fontanini, and Ceratti acquisitions will offset part of the declines.

Selling, General and Administrative (SG&A)

	Three Months Ended
(in thousands)	January 28, 2018	January 29, 2017	% Change
SG&A	$219,122	$210,217	4.2
Percentage of net sales	9.4%	9.2%

For the first quarter of fiscal 2018, SG&A expenses increased due to one-time costs associated with the acquisition of Columbus and employee-related expenses. Marketing and advertising expenses were down in the first quarter, but are expected to be up over 20 percent for the year.

Equity in Earnings of Affiliates

	Three Months Ended
(in thousands)	January 28, 2018	January 29, 2017	% Change
Equity in earnings of affiliates	$23,531	$13,299	76.9

Results for the first quarter of fiscal 2018 were positively impacted by strong MegaMex results and tax reform.

Effective Tax Rate

	Three Months Ended
	January 28, 2018	January 29, 2017
Effective tax rate	0.6%	33.7%

The effective tax rate for the first quarter of fiscal 2018 reflects impacts of the Tax Cuts and Jobs Act signed into law on December 22, 2017. These impacts include a non-cash tax benefit for deferred tax liability revaluation of $68 million and a $5 million charge for deemed repatriation of the Company’s previously undistributed foreign earnings. These one-time tax events and the reduction in the federal statutory tax rate were the key drivers to the Company’s lower effective tax rate in the first quarter of fiscal 2018. The Company expects a full-year effective tax rate between 17.5 and 20.5 percent for fiscal 2018. For further description refer to Note I Income Taxes.

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

	Three Months Ended
(in thousands)	January 28, 2018	January 29, 2017	% Change
Net Sales
Grocery Products	$613,870	$610,374	0.6
Refrigerated Foods	1,176,456	1,123,039	4.8
Jennie-O Turkey Store	390,648	420,989	(7.2)
International & Other	150,319	125,825	19.5
Total	$2,331,293	$2,280,227	2.2

Segment Operating Profit
Grocery Products	$99,977	$92,376	8.2
Refrigerated Foods	142,949	173,808	(17.8)
Jennie-O Turkey Store	49,874	68,180	(26.8)
International & Other	24,655	25,463	(3.2)
Total segment operating profit	317,455	359,827	(11.8)
Net interest and investment expense	1,423	577	146.6
General corporate expense	10,971	4,621	137.4
Less: Noncontrolling interest	104	156	(33.3)

Earnings before income taxes	$305,165	$354,785	(14.0)

Grocery Products

Results for the Grocery Products segment compared to the prior year are as follows:

	Three Months Ended
(in thousands)	January 28, 2018	January 29, 2017	% Change
Volume (lbs.)	334,217	338,792	(1.4)
Net sales	$613,870	$610,374	0.6
Segment profit	99,977	92,376	8.2

Net sales for the first quarter of fiscal 2018 increased on strong sales of Wholly Guacamole® dips, Muscle Milk® protein products, Hormel® Compleats® microwave meals, Herdez® salsas, and the SPAM® family of products. These increases more than offset declines from the contract manufacturing business.

For the first quarter of fiscal 2018, segment profit increased due to strong earnings growth from the Wholly Guacamole® and Herdez® brands and a one-time tax gain in MegaMex due to the impact of tax reform. Lower SG&A expenses and improved sales of Skippy®and Justin's® nut butter products aided profits.

The Company anticipates sales growth in the second quarter, with margins negatively impacted by promotional activity, increased freight, and higher raw material costs.

Refrigerated Foods

Results for the Refrigerated Foods segment compared to the prior year are as follows:

	Three Months Ended
(in thousands)	January 28, 2018	January 29, 2017	% Change
Volume (lbs.)	562,495	614,425	(8.5)
Net sales	$1,176,456	$1,123,039	4.8
Segment profit	142,949	173,808	(17.8)

The divestiture of Farmer John during the first quarter of fiscal year 2017 was the primary contributor to lower sales volume in fiscal 2018. The increase in net sales was driven by the inclusion of Columbus and Fontanini sales, which more than offset the sales decline from the Farmer John divestiture. Additional sales increases are attributable to foodservice sales of Hormel® Bacon 1TM fully cooked bacon, Hormel® pizza toppings, and Hormel® Fire BraisedTM meats and retail sales of Hormel® Black Label® bacon and Applegate® natural and organic products.

Refrigerated Foods segment profit for the first quarter declined due to higher hog costs, one-time transaction costs for the Columbus acquisition, the divestiture of the Farmer John business, and increased freight expenses.

Looking forward, the Company expects sales growth in the second quarter from the value-added businesses and the incremental impact of Columbus and Fontanini. Higher hog costs and increased freight expenses are expected to continue near-term, though the segment still expects to show segment profit growth due to improved results in the value-added businesses.

Jennie-O Turkey Store

Results for the JOTS segment compared to the prior year are as follows:

	Three Months Ended
(in thousands)	January 28, 2018	January 29, 2017	% Change
Volume (lbs.)	208,431	216,643	(3.8)
Net sales	$390,648	$420,989	(7.2)
Segment profit	49,874	68,180	(26.8)

For the first quarter of fiscal 2018, volume and sales declines were due primarily to lower harvest volumes and turkey commodity prices as a result of continued oversupply of turkeys in the industry and excess meat in cold storage. Sales declines of whole birds were partially offset by increased retail sales, led by Jennie-O® lean ground turkey and Jennie-O® Oven Ready® products.

Segment profit for the first quarter of fiscal 2018 decreased as a result of lower profits from whole bird and commodity sales, and increased freight expenses. Lower selling, general, and administrative expenses offset a portion of the earnings decline.

Looking forward, the challenging environment for commodity turkey prices and higher freight costs are expected to continue impacting year-over-year business performance.

International & Other

Results for the International & Other segment compared to the prior year are as follows:

	Three Months Ended
(in thousands)	January 28, 2018	January 29, 2017	% Change
Volume (lbs.)	85,449	75,049	13.9
Net sales	$150,319	$125,825	19.5
Segment profit	24,655	25,463	(3.2)

Volume and net sales for the first quarter of fiscal 2018 increased due to the addition of the Ceratti business in Brazil, increased export sales, and strong results in China.

Segment profit declines for the first quarter of fiscal 2018 were driven primarily by higher costs of goods for exports, partially offset by the inclusion of the Ceratti business. Profitability in China improved due to lower raw material costs.

The Company anticipates continued volume, sales, and earnings growth in the second quarter driven by improving results in China and the addition of the Ceratti business.

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

	Three Months Ended
(in thousands)	January 28, 2018	January 29, 2017
Net interest and investment expense	$1,423	$577
Interest expense	4,729	3,026
General corporate expense	10,971	4,621
Noncontrolling interest earnings	104	156

General corporate expense increased for the first quarter due to higher employee-related expenses and favorable adjustments in fiscal 2017 related to both a lower of cost or market inventory reserve and finalizing the sale of Diamond Crystal Brands.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $385.8 million at the end of the first quarter of fiscal 2018 compared to $609.8 million at the end of the comparable fiscal 2017 period.

Cash provided by operating activities was $304.2 million in the first quarter of fiscal 2018 compared to $195.2 million in the same period of fiscal 2017.  Higher net earnings and lower working capital in the first quarter of the year led to the increase.

Cash used in investing activities was $905.3 million in the first quarter of fiscal 2018 compared to cash provided by investing activities of $105.6 million in the comparable quarter of fiscal 2017.  In the first quarter of fiscal 2018, the Company spent $857.6 million on the acquisition of Columbus.  Capital expenditures in the first quarter of fiscal 2018 increased to $53.7 million from $37.9 million in the comparable quarter of fiscal 2017.  The Company currently estimates its fiscal 2018 capital expenditures will be approximately $425.0 million.  Key projects include bacon capacity increases in the Wichita, Kansas, facility; a new whole bird facility in Melrose, Minnesota; modernization of the Austin, Minnesota, plant; and projects designed to increase value-added capacity.

Cash provided by financing activities was $538.2 million in the first quarter of fiscal 2018 compared to cash used in financing activities of $99.8 million in the same period of fiscal 2017.  In connection with the purchase of Columbus, the Company borrowed $375.0 million under a term loan facility and $375.0 million under a revolving credit facility, with $120.0 million paid down during the quarter. The Company repurchased $25.2 million of its common stock in the first quarter of fiscal 2018 compared to $30.6 million purchased in the first quarter of the prior year.  For additional information pertaining to the Company’s share repurchase plans or programs, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Cash dividends paid to the Company’s shareholders continue to be an ongoing financing activity for the Company.  Dividends paid in the first quarter of fiscal 2018 were $89.8 million compared to $76.6 million in the comparable period of fiscal 2017.  For fiscal 2018, the annual dividend rate was increased to $0.75 per share, representing the 52nd consecutive annual dividend increase.  The Company has paid dividends for 358 consecutive quarters and expects to continue doing so.

The Company is required, by certain covenants in its debt agreements, to maintain specified levels of financial ratios and financial position.  At the end of the first quarter of fiscal 2018, the Company was in compliance with all of these debt covenants.

Cash flows from operating activities continue to provide the Company with its principal source of liquidity.  The Company does not anticipate a significant risk to cash flows from this source in the foreseeable future because the Company operates in a relatively stable industry and has strong brands across many product lines.

The Company is dedicated to returning excess cash flow to shareholders through dividend payments.  Growing the business through innovation and evaluating opportunities for strategic acquisitions remains a focus for the Company.  Reinvestments in the business to ensure employee and food safety are a top priority for the Company.  Capital spending to enhance and expand current operations will also be a significant cash outflow for fiscal 2018.

Contractual Obligations and Commercial Commitments

The Company records income taxes in accordance with the provisions of ASC 740, Income Taxes. The Company is unable to determine its contractual obligations by year related to this pronouncement, as the ultimate amount or timing of settlement of its reserves for income taxes cannot be reasonably estimated. The total liability for unrecognized tax benefits, including interest and penalties, at January 28, 2018, was $34.2 million.

There have been no other material changes to the information regarding the Company’s future contractual financial obligations that was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2017.

Off-Balance Sheet Arrangements

As of January 28, 2018, and October 29, 2017, the Company had $48.0 million of standby letters of credit issued on its behalf for both periods.  The standby letters of credit are primarily related to the Company’s self-insured workers compensation programs.  However, that amount also includes $4.0 million of revocable standby letters of credit for obligations of an affiliated party that may arise under workers compensation claims.  Letters of credit are not reflected in the Company’s Consolidated Statements of Financial Position.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Hog Markets:  The Company’s earnings are affected by fluctuations in the live hog market.  To minimize the impact on earnings, and to ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 10 years.  Purchased hogs under contract accounted for 95 percent and 94 percent of the total hogs purchased by the Company during the first quarter of fiscal years 2018 and 2017, respectively.  The majority of these contracts use market-based formulas based on hog futures, hog primal values, or industry reported hog markets.  Other contracts use a formula based on the cost of production, which can fluctuate independently from hog markets.  The Company’s value-added branded portfolio helps mitigate changes in hog and pork market prices.  Therefore, a hypothetical 10 percent change in the cash hog market would have had an immaterial effect on the Company’s results of operations.

In the second quarter of 2017, the Company initiated a hedge program to offset the fluctuation in the Company’s future direct hog purchases.  This program currently utilizes lean hog futures, and these contracts are accounted for under cash flow hedge accounting.  The fair value of the Company’s open futures contracts in this hedging program as of January 28, 2018, was $1.0 million, compared to $1.7 million, as of October 29, 2017.  The Company measures its market risk exposure on its lean hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for lean hogs.  A 10 percent decrease in the market price for lean hogs would have negatively impacted the fair value of the Company’s January 28, 2018, open lean hog contracts by $1.4 million, which in turn would lower the Company’s future cost on purchased hogs by a similar amount.

Certain procurement contracts allow for future hog deliveries (firm commitments) to be forward priced.  The Company generally hedges these firm commitments by using hog futures contracts.  These futures contracts are designated and accounted for as fair value hedges.  The change in the market value of such futures contracts is highly effective at offsetting changes in price movements of the hedged item, and the Company evaluates the effectiveness of the contracts at least quarterly.  Changes in the fair value of the futures contracts, along with the gain or loss on the firm commitment, are marked-to-market through earnings and are recorded on the Consolidated Statements of Financial Position as a current asset and liability, respectively.  The fair value of the Company’s open futures contracts as of January 28, 2018, was $(0.7) million compared to $(0.9) million as of October 29, 2017.  The Company measures its market risk exposure on its hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in market prices.  A 10 percent increase in market prices would have negatively impacted the fair value of the Company’s January 28, 2018, open contracts by $2.2 million, which in turn would lower the Company’s future cost of purchased hogs by a similar amount.

Turkey Production Costs:  The Company raises or contracts for live turkeys to meet some of its raw material supply requirements.  Production costs in raising turkeys are subject primarily to fluctuations in feed prices, and to a lesser extent, fuel costs.  Under normal, long-term market conditions, changes in the cost to produce turkeys are offset by proportional changes in the turkey market.

To reduce the Company’s exposure to changes in grain prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future direct grain purchases.  This program currently utilizes corn futures for JOTS, and these contracts are accounted for under cash flow hedge accounting.  The fair value of the Company’s open futures contracts as of January 28, 2018, was $(1.7) million compared to $(2.2) million, before tax, as of October 29, 2017.  The Company measures its market risk exposure on its grain futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain.  A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s January 28, 2017, open grain contracts by $4.4 million, which in turn would lower the Company’s future cost on purchased grain by a similar amount.

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

Investments:  The Company has corporate-owned life insurance policies classified as trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans.  As of January 28, 2018, the balance of these securities totaled $139.8 million compared to $128.5 million as of October 29, 2017.  A majority of these securities represent fixed income funds.  The Company is subject to market risk due to fluctuations in the value of the remaining investments, as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis.  A 10 percent decline in the value of the investments not held in fixed income funds would have a direct negative impact to the Company’s pretax earnings of approximately $4.7 million, while a 10 percent increase in value would have a positive impact of the same amount.

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
During the first quarter of fiscal 2018, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The pathogens which may cause food contamination are found generally in livestock and in the environment and thus may be present in our products. These pathogens also can be introduced to our products as a result of improper handling by customers or consumers. We do not have control over handling procedures once our products have been shipped for distribution. If one or more of these risks were to materialize, the Company’s brand and business reputation could be negatively impacted. In addition, revenues could decrease, costs of doing business could increase, and the Company’s operating results could be adversely affected.

Deterioration of economic conditions could harm the Company’s business.

The Company's business may be adversely affected by changes in national or global economic conditions, including inflation, interest rates, availability of capital, energy availability and costs (including fuel surcharges), and the effects of governmental initiatives to manage economic conditions. Decreases in consumer spending rates and shifts in consumer product preferences could also negatively impact the Company.

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

The Company faces competition from producers of alternative meats and protein sources, including pork, beef, turkey, chicken, fish, nut butters, and whey. The bases on which the Company competes include:

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

The Company has made several acquisitions in recent years, most recently the acquisitions of Columbus, Fontanini, and Ceratti, and regularly reviews opportunities for strategic growth through acquisitions. Potential risks associated with acquisitions include the inability to integrate new operations successfully, the diversion of management's attention from other business concerns, the potential loss of key employees and customers of the acquired companies, the possible assumption of unknown liabilities, potential disputes with the sellers, potential impairment charges if purchase assumptions are not achieved or market conditions decline, and the inherent risks in entering markets or lines of business in which the Company has limited or no prior experience. Any or all of these risks could impact the Company’s financial results and business reputation. In addition, acquisitions outside the United States may present unique challenges and increase the Company's exposure to the risks associated with foreign operations.

The Company is subject to disruption of operations at co-packers or other suppliers.
Disruption of operations at co‑packers or other suppliers may impact the Company’s product or raw material supply, which could have an adverse effect on the Company’s financial results. Additionally, actions taken to mitigate the impact of any potential disruption, including increasing inventory in anticipation of a potential production or supply interruption, may adversely affect the Company’s financial results.
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

As of January 28, 2018, the Company had approximately 20,500 employees worldwide, of which approximately 4,500 were represented by labor unions, principally the United Food and Commercial Workers Union. A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities or contracted hog processing facilities resulting in work slowdowns or stoppages could harm the Company’s financial results. A union contract at the Company’s facility in Rochelle, Illinois expired on February 25, 2018, covering approximately 625 employees. Negotiations are ongoing under an indefinite extension agreement.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the First Quarter of Fiscal 2018

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
October 30, 2017 – December 3, 2017	737,500	$34.17	737,500	9,714,837
December 4, 2017 – December 31, 2017	—	—	—	9,714,837
January 1, 2018 – January 28, 2018	—	—	—	9,714,837
Total	737,500	$34.17	737,500

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

HORMEL FOODS CORPORATION
(Registrant)

Date: March 9, 2018	By	/s/ JAMES N. SHEEHAN
JAMES N. SHEEHAN
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 9, 2018	By	/s/ JANA L. HAYNES
JANA L. HAYNES
Vice President and Controller
(Principal Accounting Officer)