Form 10-Q
period 2018-04-29
HORMEL FOODS CORP /DE/
filed 2018-06-08
CIK 48465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2018
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes  X  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 3, 2018
Common Stock	$.01465 par value	530,506,904
Common Stock Non-Voting	$.01 par value -0-

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands, except share and per share amounts)

	April 29, 2018	October 29, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$261,571	$444,122
Accounts receivable	551,392	618,351
Inventories	1,011,215	921,022
Income taxes receivable	2,930	22,346
Prepaid expenses	18,534	16,144
Other current assets	5,138	4,538
TOTAL CURRENT ASSETS	1,850,780	2,026,523

GOODWILL	2,731,956	2,119,813

OTHER INTANGIBLES	1,251,296	1,027,014

PENSION ASSETS	184,030	171,990

INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	265,579	242,369

OTHER ASSETS	192,255	184,948

PROPERTY, PLANT AND EQUIPMENT
Land	52,007	51,249
Buildings	900,139	866,855
Equipment	1,808,954	1,710,537
Construction in progress	226,119	148,064
Less: Allowance for depreciation	(1,633,366)	(1,573,454)
Net property, plant and equipment	1,353,853	1,203,251

TOTAL ASSETS	$7,829,749	$6,975,908

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands, except share and per share amounts)

	April 29, 2018	October 29, 2017
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Accounts payable	$465,572	$552,714
Short-term debt	185,000	—
Accrued expenses	62,635	76,966
Accrued workers compensation	25,702	26,585
Accrued marketing expenses	127,998	101,573
Employee related expenses	180,132	209,562
Taxes payable	1,432	525
Interest and dividends payable	99,990	90,287
TOTAL CURRENT LIABILITIES	1,148,461	1,058,212

LONG-TERM DEBT–less current maturities	624,763	250,000

PENSION AND POST-RETIREMENT BENEFITS	535,282	530,249

OTHER LONG-TERM LIABILITIES	104,185	99,340

DEFERRED INCOME TAXES	125,425	98,410

SHAREHOLDERS’ INVESTMENT
Preferred stock, par value $.01 a share–
authorized 160,000,000 shares; issued–none
Common stock, non-voting, par value $.01
a share–authorized 400,000,000 shares; issued–none
Common stock, par value $.01465 a share–	7,766	7,741
authorized 1,600,000,000 shares;
issued 530,132,619 shares April 29, 2018
issued 528,423,605 shares October 29, 2017
Additional paid-in capital	10,971	13,670
Accumulated other comprehensive loss	(235,753)	(248,075)
Retained earnings	5,504,221	5,162,571
HORMEL FOODS CORPORATION SHAREHOLDERS’ INVESTMENT	5,287,205	4,935,907
NONCONTROLLING INTEREST	4,428	3,790
TOTAL SHAREHOLDERS’ INVESTMENT	5,291,633	4,939,697

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$7,829,749	$6,975,908

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017
Net sales	$2,330,568	$2,187,309	$4,661,861	$4,467,536
Cost of products sold	1,833,882	1,700,389	3,662,996	3,428,336
GROSS PROFIT	496,686	486,920	998,865	1,039,200

Selling, general and administrative	203,799	181,009	422,921	391,226
Equity in earnings of affiliates	13,486	10,121	37,017	23,420

OPERATING INCOME	306,373	316,032	612,961	671,394

Other income and expense:
Interest and investment (expense) income	(2,489)	2,818	817	5,267
Interest expense	(7,001)	(3,023)	(11,730)	(6,049)

EARNINGS BEFORE INCOME TAXES	296,883	315,827	602,048	670,612

Provision for income taxes	59,361	104,941	61,315	224,423

NET EARNINGS	237,522	210,886	540,733	446,189
Less: Net earnings attributable to noncontrolling interest	138	(40)	242	116
NET EARNINGS ATTRIBUTABLE TO HORMEL FOODS CORPORATION	$237,384	$210,926	$540,491	$446,073

NET EARNINGS PER SHARE:
BASIC	$0.45	$0.40	$1.02	$0.84
DILUTED	$0.44	$0.39	$1.00	$0.83

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	529,799	528,712	529,626	528,649
DILUTED	542,811	539,635	543,146	539,850

DIVIDENDS DECLARED PER SHARE:	$0.1875	$0.1700	$0.3750	$0.3400

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017
NET EARNINGS	$237,522	$210,886	$540,733	$446,189
Other comprehensive income (loss), net of tax:
Foreign currency translation	4,796	907	9,008	(7,180)
Pension and other benefits	2,487	3,314	4,973	6,647
Deferred hedging	(613)	(1,184)	(1,263)	(2,507)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	6,670	3,037	12,718	(3,040)
COMPREHENSIVE INCOME	244,192	213,923	553,451	443,149
Less: Comprehensive income (loss) attributable to noncontrolling interest	385	8	638	(76)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HORMEL FOODS CORPORATION	$243,807	$213,915	$552,813	$443,225

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT
(in thousands, except per share amounts)
(Unaudited)

	Hormel Foods Corporation Shareholders
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
Balance at October 30, 2016	$7,742	$—	$—	$4,736,567	$(296,303)	$3,400	$4,451,406

Net earnings				846,735		368	847,103
Other comprehensive income					48,228	22	48,250
Purchases of common stock		(94,487)					(94,487)
Stock-based compensation expense	1		15,590				15,591
Exercise of stock options/restricted shares	38		30,827				30,865
Shares retired	(40)	94,487	(32,747)	(61,700)			—
Declared cash dividends – $0.68 per share				(359,031)			(359,031)
Balance at October 29, 2017	$7,741	$—	$13,670	$5,162,571	$(248,075)	$3,790	$4,939,697
Net earnings				540,491		242	540,733
Other comprehensive income					12,322	396	12,718
Purchases of common stock		(44,741)					(44,741)
Stock-based compensation expense	1		11,390				11,391
Exercise of stock options/restricted shares	43		30,633				30,676
Shares retired	(19)	44,741	(44,722)				—
Declared cash dividends – $0.375 per share				(198,841)			(198,841)
Balance at April 29, 2018	$7,766	$—	$10,971	$5,504,221	$(235,753)	$4,428	$5,291,633

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	April 29, 2018	April 30, 2017
OPERATING ACTIVITIES
Net earnings	$540,733	$446,189
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	74,081	59,185
Amortization of intangibles	6,235	4,143
Equity in earnings of affiliates	(37,017)	(23,420)
Distribution from equity method investees	10,024	12,522
(Benefit) provision for deferred income taxes	(74,486)	11,336
(Gain) loss on property/equipment sales and plant facilities	(1,384)	1,285
Non-cash investment activities	(8,451)	(2,618)
Stock-based compensation expense	11,391	11,861
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	87,141	40,728
Increase in inventories	(59,094)	(47,792)
Increase in prepaid expenses and other current assets	(3,926)	(21,790)
Increase in pension and post-retirement benefits	1,525	6,468
Decrease in accounts payable and accrued expenses	(122,847)	(215,253)
Increase (decrease) in net income taxes payable	19,416	(2,292)
NET CASH PROVIDED BY OPERATING ACTIVITIES	443,341	280,552

INVESTING ACTIVITIES
Proceeds from sale of business	—	135,944
Acquisitions of businesses/intangibles	(857,673)	—
Purchases of property/equipment	(141,160)	(76,975)
Proceeds from sales of property/equipment	6,439	1,157
Decrease (increase) in investments, equity in affiliates, and other assets	2,906	(1,028)
Proceeds from company-owned life insurance	3,028	5,005
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(986,460)	64,103

FINANCING ACTIVITIES
Net proceeds from short-term debt	185,000	—
Proceeds from long-term debt	375,000	—
Principal payments on long-term debt	(237)	—
Dividends paid on common stock	(189,139)	(166,507)
Share repurchase	(44,741)	(49,583)
Proceeds from exercise of stock options	29,978	8,879
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	355,861	(207,211)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	4,707	(3,686)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(182,551)	133,758
Cash and cash equivalents at beginning of year	444,122	415,143
CASH AND CASH EQUIVALENTS AT END OF QUARTER	$261,571	$548,901

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

Investments

The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans.  Under the plans, the participants can defer certain types of compensation and elect to receive a return on the deferred amounts based on the changes in fair value of various investment options, primarily a variety of mutual funds.  The Company has corporate-owned life insurance policies on certain participants in the deferred compensation plans.  The cash surrender value of the policies is included in other assets on the Consolidated Statements of Financial Position.  The securities held by the trust are classified as trading securities.  Therefore, unrealized gains and losses associated with these investments are included in the Company’s earnings.  Securities held by the trust generated losses of $2.2 million and gains of $1.2 million for the second quarter and six months ended April 29, 2018, compared to gains of $1.8 million and $3.3 million for the second quarter and six months ended April 30, 2017.

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

Guarantees

The Company enters into various agreements guaranteeing specified obligations of affiliated parties.  The Company’s guarantees either terminate in one year or remain in place until such time as the Company revokes the agreement.  The Company currently provides revocable standby letters of credit totaling $2.3 million to guarantee obligations that may arise under workers compensation claims of an affiliated party.  This potential obligation is not reflected in the Company’s Consolidated Statements of Financial Position.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation.  The reclassifications had no impact on net earnings or operating cash flows as previously reported, other than those related to the adoption of ASU 2016-15 as described within the new accounting pronouncements adopted in the current fiscal year.

Accounting Changes and Recent Accounting Pronouncements

New Accounting Pronouncements adopted in current fiscal year

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330). The updated guidance requires that inventory be measured at the lower of cost and net realizable value. The guidance is limited to inventory measured using the first-in, first-out (FIFO) or average cost methods and excludes inventory measured using last-in, first-out (LIFO) or retail inventory methods.

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
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718). The update simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted in any interim or annual period, with adjustments reflected as of the beginning of the fiscal year. Accordingly, the Company adopted the provisions of this new accounting standard at the beginning of fiscal 2018. This resulted in the excess tax benefits (“windfalls”) and tax deficiencies (“shortfalls”) realized upon exercise or vesting of stock-based awards being recorded in its Consolidated Statements of Operations instead of additional paid-in capital within its Consolidated Statements of Financial Position. The amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement have been applied prospectively. Excess tax benefits of $3.6 million and $15.4 million were recorded as a reduction of income tax expense for the second quarter and six months ended April 29, 2018, respectively. The effective tax rate was reduced by 1.2 percent and 2.6 percent for the second quarter and six months ended April 29, 2018, respectively, as a result of the exercise activity. The Company applied the amendments related to the presentation of excess tax benefits on the Consolidated Statement of Cash Flows using a retrospective transition method, and as a result, realized windfalls were reclassified from financing activities to operating activities in its Consolidated Statements of Cash Flows. In accordance with ASU 2016-09, the Company has made the accounting policy election to estimate forfeitures and adjust as actual forfeitures occur.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (Topic 230). The update makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted provided all amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The Company early adopted the provisions of the new accounting standard at the beginning of fiscal 2018 and elected to account for distributions received from equity method investees as cash flows from operating activities using the nature of distribution approach accounting policy. Under the nature of the distribution approach, distributions are classified based on the nature of the activity that generated them. The guidance requires cash proceeds from the settlement of corporate-owned life insurance policies to be classified as investing activities. Accordingly, the Company classified the cash proceeds received from corporate-owned life insurance policies as cash flows from investing activities. The adoption did not have a material impact on its consolidated financial statements.

The following table reconciles the Consolidated Statements of Cash Flows line items impacted by the adoption of these standards at April 30, 2017:

	Reported April 30, 2017	ASU 2016-09	ASU 2016-15	Adjusted April 30, 2017
Operating Activities
Equity in earnings of affiliates	$(10,898)	$—	$(12,522)	$(23,420)
Distributions received from equity method investees	—	—	12,522	12,522
Excess tax benefit from stock-based compensation	(20,704)	20,704	—	—
Decrease in accounts receivable	42,036	—	(1,308)	40,728
Net Cash Provided by Operating Activities	$261,156	$20,704	$(1,308)	$280,552

Investing Activities
Decrease in investments, equity in affiliates, and other assets	$2,669	$—	$(3,697)	$(1,028)
Proceeds from company-owned life insurance	—	—	5,005	5,005
Net Cash Provided by Investing Activities	$62,795	$—	$1,308	$64,103

Financing Activities
Excess tax benefit from stock-based compensation	$20,704	$(20,704)	$—	$—
Net Cash Used in Financing Activities	$(186,507)	$(20,704)	$—	$(207,211)

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The update provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the “Tax Act”). SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. The Company’s accounting for certain income tax effects are incomplete; however, reasonable estimates have been determined for those tax effects. The estimates were recorded as provisional amounts in the consolidated financial statements as of January 28, 2018, and remain provisional as of April 29, 2018. The Company recognized a measurement-period adjustment during the three months ended April 29, 2018, and expects to have all provisional amounts related to the effects of the Tax Act finalized within the one year measurement period. Refer to Note I for further details regarding the Tax Act.
New Accounting Pronouncements not yet adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This topic converges the guidance within U.S. GAAP and international financial reporting standards and supersedes ASC 605, Revenue Recognition. The new standard requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced disclosures about revenue, provide guidance for transactions which were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year allowing early adoption as of the original effective date of December 15, 2016. In 2016 and 2017, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20, ASU 2017-13, and ASU 2017-14 to clarify, among other things, the implementation guidance related to principal versus agent considerations, identifying performance obligations and accounting for licenses of intellectual property. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, and early adoption is permitted for annual reporting periods beginning after December 15, 2016. The updated guidance is to be applied either retrospectively or by using a cumulative effect adjustment. The Company will adopt the provisions of this new accounting standard at the beginning of fiscal 2019. The Company has completed a significant portion of its detailed assessments relating to revenue streams and customer arrangements, and is focused on controls to support recognition and disclosure requirements under the new guidance. Based on the assessment to date, the Company does not expect the adoption of the new standard to have a material impact on its results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The update requires lessees to put most leases on their balance sheets while recognizing expenses on their income statements in a manner similar to current U.S. GAAP. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. In 2018, the FASB issued ASU 2018-01, which permits an entity to elect an optional transition practical expedient to not evaluate land easements existing or expiring before the entity’s adoption of ASC 842 and not previously accounted for as leases under ASC 840. The updated guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Currently, the updated guidance is to be applied using modified retrospective method and early adoption is permitted. The FASB recently proposed a practical expedient allowing for entities to apply the provisions of the updated lease guidance at the effective date, without adjusting the comparative periods presented. The Company expects to adopt the provisions of this new accounting standard at the beginning of fiscal 2020 and is in the process of evaluating the impact of adoption on its consolidated financial statements and related disclosures.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory (Topic 740). The updated guidance requires the recognition of the income tax consequences of an intra-entity asset transfer, other than transfers of inventory, when the transfer occurs. For intra-entity transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party. The updated guidance is effective for reporting periods beginning after December 15, 2017, with early adoption permitted only within the first interim period of a fiscal year. The guidance is required to be applied on a modified retrospective basis through a cumulative effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company will adopt the provisions of the new accounting standard at the beginning of fiscal 2019, which will result in a reclassification from prepaid tax assets to deferred tax assets. In addition, due to impact of the lower tax rate on deferred tax balances resulting from the Tax Act, the Company expects to recognize a cumulative effect adjustment to retained earnings of approximately $10.0 million.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715). The updated guidance requires an employer to report the service cost component of net periodic pension cost and net periodic post-retirement benefit cost in the same line item or items as other compensation costs. The updated guidance also requires the other components of net periodic pension cost and net periodic post-retirement benefit cost to be presented in the income statement separately from the service cost component and outside income from operations. Additionally, only the service cost component is eligible for capitalization, when applicable. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The updated guidance should be applied retrospectively for the presentation of the service cost component and other components of net benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net benefit cost. The Company will adopt the provisions of this new accounting standard at the beginning of fiscal 2019 and is currently assessing the impact of adoption on its consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220). The updated guidance allows entities to reclassify stranded income tax effects resulting from the Tax Act from accumulated other comprehensive income to retained earnings in their consolidated financial statements. Under the Tax Act, deferred taxes were adjusted to reflect the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate, which left the tax effects on items within accumulated other comprehensive income stranded at an inappropriate tax rate. The updated guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted in any interim period and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company is in the process of assessing the impact of adoption this standard will have on its consolidated financial statements and related disclosures.
Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they either are not relevant to the Company, or they are not expected to have a material effect on its business practices, financial condition, results of operations, or disclosures.

NOTE B                ACQUISITIONS

On November 27, 2017, the Company acquired Columbus Manufacturing, Inc. (Columbus), an authentic premium deli meat and salami company, from Chicago-based Arbor Investments for a preliminary purchase price of $857.4 million. The purchase price is preliminary pending final purchase accounting adjustments. The transaction was funded with cash on hand and by borrowing $375.0 million under a term loan facility and $375.0 million under a revolving credit facility.

Columbus specializes in authentic premium deli meat and salami. This acquisition allows the Company to enhance its scale in the deli by broadening its portfolio of products, customers, and consumers.

The acquisition was accounted for as a business combination using the acquisition method. The Company has estimated the acquisition date fair values of the assets acquired and liabilities assumed using independent appraisals, and determined final working capital adjustments. A preliminary allocation of the purchase price to the acquired assets, liabilities, and goodwill is presented in the table below.

(in thousands)
Accounts receivable	$21,257
Inventory	29,699
Prepaid and other assets	881
Other assets	935
Property, plant and equipment	83,663
Intangible assets	231,964
Goodwill	610,836
Current liabilities	(21,366)
Deferred taxes	(100,511)
Purchase price	$857,358

Goodwill is calculated as the excess of the purchase price over the fair value of the net assets recognized. The goodwill recorded as part of the acquisition primarily reflects the value of the potential to expand presence in the deli channel and serve as the catalyst for uniting all of the Company's deli businesses into one customer-facing organization. The goodwill balance is not expected to be deductible for income tax purposes. The goodwill and intangible assets have been allocated to the Refrigerated Foods segment.

Operating results for this acquisition have been included in the Company’s Consolidated Statements of Operations from the date of acquisition and are reflected in the Refrigerated Foods segment.

On August 22, 2017, the Company acquired Cidade do Sol (Ceratti) for a preliminary purchase price of $103.3 million. The transaction was funded by the Company with cash on hand. The Company has completed a preliminary allocation of the fair value of Ceratti. Allocations are based on the acquisition method of accounting and in-process third-party valuation appraisals.

Ceratti is a growing, branded, value-added meats company in Brazil offering more than 70 products in 15 categories, including authentic meats such as mortadella, sausage, and salami for Brazilian retail and foodservice markets under the popular Ceratti® brand.  The acquisition of Ceratti allows the Company to establish a full in-country presence with a premium brand in the fast-growing Brazilian market.

Operating results for this acquisition have been included in the Company’s Consolidated Statements of Operations from the date of acquisition and are reflected in the International & Other segment.

On August 16, 2017, the Company acquired Fontanini Italian Meats and Sausages (Fontanini), a branded foodservice business, from Capitol Wholesale Meats, Inc. for a preliminary purchase price of $428.4 million. The transaction provides a cash flow benefit resulting from the amortization of the tax basis of assets, the net present value of which is approximately $90.0 million. The transaction was funded by the Company with cash on hand and by utilizing short-term financing. The Company has completed a preliminary allocation of the fair value of Fontanini. Allocations are based on the acquisition method of accounting and in-process third-party valuation appraisals. Primary assets acquired include goodwill of $223.7 million and intangibles of $110.3 million.

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

NOTE C                INVENTORIES

Principal components of inventories are:

(in thousands)	April 29, 2018	October 29, 2017
Finished products	$579,438	$511,789
Raw materials and work-in-process	250,963	237,903
Operating supplies	121,530	114,098
Maintenance materials and parts	59,284	57,232
Total	$1,011,215	$921,022

NOTE D                GOODWILL AND INTANGIBLE ASSETS

The carrying amounts of goodwill for the second quarter and six months ended April 29, 2018, are presented in the table below. The reduction in goodwill for the quarter is primarily related to the acquisition of Columbus on November 27, 2017. During the second quarter, an allocation from goodwill to the identifiable intangible assets was made based on the preliminary third-party valuation appraisal report received. The other changes in goodwill for the second quarter and first six months relate to purchase accounting adjustments for the Fontanini and Ceratti acquisitions, acquired on August 16, 2017, and August 22, 2017, respectively.

(in thousands)	Grocery Products	Refrigerated Foods	JOTS	International & Other	Total
Balance as of January 28, 2018	$882,582	$1,633,188	$203,214	$238,479	$2,957,463
Purchase adjustments	—	(226,057)	—	550	(225,507)
Balance as of April 29, 2018	$882,582	$1,407,131	$203,214	$239,029	$2,731,956

(in thousands)	Grocery Products	Refrigerated Foods	JOTS	International & Other	Total
Balance as of October 29, 2017	$882,582	$795,699	$203,214	$238,318	$2,119,813
Goodwill acquired	—	610,836	—	—	610,836
Purchase adjustments	—	596	—	711	1,307
Balance as of April 29, 2018	$882,582	$1,407,131	$203,214	$239,029	$2,731,956

The gross carrying amount and accumulated amortization for definite-lived intangible assets are presented in the table below. Additions in the first six months of fiscal 2018 are due to the allocation of $29.4 million related to the preliminary valuation of customer relationships acquired as part of the Columbus acquisition. Once fully amortized, the definite-lived intangible assets are removed from the table.

	April 29, 2018		October 29, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists/relationships	$144,514	$(31,488)	$115,940	$(25,973)
Formulas and recipes	—	—	1,950	(1,950)
Other intangibles	7,056	(1,885)	3,100	(2,044)
Total	$151,570	$(33,373)	$120,990	$(29,967)

Amortization expense was $3.0 million and $6.2 million for the second quarter and six months ended April 29, 2018, respectively, compared to $2.0 million and $4.1 million for the second quarter and six months ended April 30, 2017.

Estimated annual amortization expense for the five fiscal years after October 29, 2017, is as follows:

(in millions)
2018	$12.7
2019	12.8
2020	12.7
2021	12.8
2022	12.5

The carrying amounts for indefinite-lived intangible assets are presented in the table below. Additions in the first six months of fiscal 2018 are due to the allocation of $201.3 million related to the tradenames acquired as part of the Columbus acquisition.

(in thousands)	April 29, 2018	October 29, 2017
Brands/tradenames/trademarks	$1,132,915	$935,807
Other intangibles	184	184
Total	$1,133,099	$935,991

NOTE E                PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic benefit cost for pension and other post-retirement benefit plans consists of the following:

	Pension Benefits
	Three Months Ended		Six Months Ended
(in thousands)	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017
Service cost	$7,903	$7,564	$15,806	$15,128
Interest cost	14,049	13,566	28,098	27,132
Expected return on plan assets	(24,771)	(22,734)	(49,541)	(45,468)
Amortization of prior service cost	(617)	(750)	(1,234)	(1,500)
Recognized actuarial loss	4,540	6,542	9,079	13,083
Net periodic cost	$1,104	$4,188	$2,208	$8,375

	Post-retirement Benefits
	Three Months Ended		Six Months Ended
(in thousands)	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017
Service cost	$321	$274	$641	$549
Interest cost	2,832	2,871	5,664	5,742
Amortization of prior service cost	(711)	(1,069)	(1,421)	(2,137)
Recognized actuarial loss	45	599	89	1,227
Net periodic cost	$2,487	$2,675	$4,973	$5,381

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

Cash Flow Hedges:  The Company utilizes corn and lean hog futures to offset price fluctuations in the Company’s future direct grain and hog purchases.  The financial instruments are designated and accounted for as cash flow hedges, and the Company measures the effectiveness of the hedges at least quarterly.  Effective gains or losses related to these cash flow hedges are reported in accumulated other comprehensive loss (AOCL) and reclassified into earnings, through cost of products sold, in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  The Company typically does not hedge its grain exposure beyond the next two upcoming fiscal years and its hog exposure beyond the next fiscal year.  As of April 29, 2018, and October 29, 2017, the Company had the following outstanding commodity futures contracts that were entered into to hedge forecasted purchases:

Volume
Commodity	April 29, 2018	October 29, 2017
Corn	11.5 million bushels	11.5 million bushels
Lean hogs	1.0 million cwt	0.3 million cwt

As of April 29, 2018, the Company has included in AOCL hedging losses of sixteen thousand dollars (before tax) relating to its positions, compared to gains of $1.8 million (before tax) as of October 29, 2017.  The Company expects to recognize the majority of these losses over the next 12 months.

Fair Value Hedges:  The Company utilizes futures to minimize the price risk assumed when fixed forward priced contracts are offered to the Company’s commodity suppliers.  The intent of the program is to make the forward priced commodities cost nearly the same as cash market purchases at the date of delivery.  The futures contracts are designated and accounted for as fair value hedges, and the Company measures the effectiveness of the hedges at least quarterly.  Changes in the fair value of the futures contracts, along with the gain or loss on the hedged purchase commitment, are marked-to-market through earnings and are recorded on the Consolidated Statements of Financial Position as a current asset and liability, respectively.  Effective gains or losses related to these fair value hedges are recognized through cost of products sold in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  As of April 29, 2018, and October 29, 2017, the Company had the following outstanding commodity futures contracts designated as fair value hedges:

Volume
Commodity	April 29, 2018	October 29, 2017
Corn	5.6 million bushels	4.1 million bushels
Lean hogs	0.1 million cwt	0.4 million cwt

Other Derivatives:  The Company holds certain futures and options contract positions as part of a merchandising program to manage the Company’s exposure to fluctuations in commodity markets.  The Company has not applied hedge accounting to these positions.

As of April 29, 2018, and October 29, 2017, the Company had the following outstanding futures and options contracts related to these programs:

Volume
Commodity	April 29, 2018	October 29, 2017
Corn	0.2 million bushels	—

Fair Values:  The fair values of the Company’s derivative instruments (in thousands) as of April 29, 2018, and October 29, 2017, were as follows:

		Fair Value (1)
	Location on Consolidated Statements of Financial Position	April 29, 2018	October 29, 2017
Asset Derivatives:
Derivatives Designated as Hedges:
Commodity contracts	Other current assets	$(579)	$326

Derivatives Not Designated as Hedges:
Commodity contracts	Other current assets	5	—

Total Asset Derivatives		$(574)	$326
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

Derivative Gains and Losses:  Gains or losses (before tax, in thousands) related to the Company’s derivative instruments for the second quarter ended April 29, 2018, and April 30, 2017, were as follows:

	Gain/(Loss) Recognized in AOCL (Effective Portion) (1)		Location on Consolidated Statements of Operations	Gain/(Loss) Reclassified from AOCL into Earnings (Effective Portion) (1)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (4)
	Three Months Ended			Three Months Ended		Three Months Ended
Cash Flow Hedges:	April 29, 2018	April 30, 2017		April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017
Commodity contracts	$(862)	$(141)	Cost of products sold	$(40)	$1,753	$(271)	$40

	Location on Consolidated Statements of Operations	Gain/(Loss) Recognized in Earnings (Effective Portion) (3)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (5)
		Three Months Ended		Three Months Ended
Fair Value Hedges:		April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017
Commodity contracts	Cost of products sold	$1,224	$(467)	$(23)	$1

	Location on Consolidated Statements of Operations	Gain/(Loss) Recognized in Earnings
		Three Months Ended
Derivatives Not Designated as Hedges:		April 29, 2018	April 30, 2017
Commodity contracts	Cost of products sold	$54	$(9)

Derivative Gains and Losses:  Gains or losses (before tax, in thousands) related to the Company’s derivative instruments for the six months ended April 29, 2018, and April 30, 2017, were as follows:

	Gain/(Loss) Recognized in AOCL (Effective Portion) (1)		Location on Consolidated Statements of Operations	Gain/(Loss) Reclassified from AOCL into Earnings (Effective Portion) (1)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (4)
	Six Months Ended			Six Months Ended		Six Months Ended
Cash Flow Hedges:	April 29, 2018	April 30, 2017		April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017
Commodity contracts	$(1,249)	$(787)	Cost of products sold	$568	$3,222	$(361)	$40

	Location on Consolidated Statements of Operations	Gain/(Loss) Recognized in Earnings (Effective Portion) (3)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (5)
		Six Months Ended		Six Months Ended
Fair Value Hedges:		April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017
Commodity contracts	Cost of products sold	$1,781	$(591)	$(272)	$1

	Location on Consolidated Statements of Operations	Gain/(Loss) Recognized in Earnings
		Six Months Ended
Derivatives Not Designated as Hedges:		April 29, 2018	April 30, 2017
Commodity contracts	Cost of products sold	$66	$(237)
(1)     Amounts represent gains or losses in AOCL before tax.  See Note H “Accumulated Other Comprehensive Loss” for the after-tax impact of these gains or losses on net earnings.
(2)     There were no gains or losses excluded from the assessment of hedge effectiveness during the second quarter or first six months.
(3)     Amounts represent losses on commodity contracts designated as fair value hedges that were closed during the second quarter or the first six months, which were offset by a corresponding gain on the underlying hedged purchase commitment.  Additional gains or losses related to changes in the fair value of open commodity contracts, along with the offsetting gain or loss on the hedged purchase commitment, are also marked-to-market through earnings with no impact on a net basis.
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

Investments in and receivables from affiliates consists of the following:

(in thousands)	Segment	% Owned	April 29, 2018	October 29, 2017
MegaMex Foods, LLC	Grocery Products	50%	$197,204	$177,657
Foreign Joint Ventures	International & Other	Various (26-40%)	68,375	64,712
Total			$265,579	$242,369

Equity in earnings of affiliates consists of the following:

		Three Months Ended		Six Months Ended
(in thousands)	Segment	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017
MegaMex Foods, LLC	Grocery Products	$12,934	$9,116	$32,522	$18,187
Foreign Joint Ventures	International & Other	552	1,005	4,495	5,233
Total		$13,486	$10,121	$37,017	$23,420

Dividends received from affiliates for the second quarter and six months ended April 29, 2018, were $10.0 million and $10.0 million, respectively, compared to $10.0 million and $12.5 million of dividends received for the second quarter and six months ended April 30, 2017.

The Company recognized a basis difference of $21.3 million associated with the formation of MegaMex Foods, LLC, of which $14.0 million is remaining as of April 29, 2018.  This difference is being amortized through equity in earnings of affiliates.

NOTE H                                                  ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss are as follows:

(in thousands)	Foreign Currency Translation	Pension & Other Benefits		Deferred Gain (Loss) - Hedging		Accumulated Other Comprehensive Loss
Balance at January 28, 2018	$(2,783)	$(239,989)		$596		$(242,176)
Unrecognized gains (losses)
Gross	4,549	—		(862)		3,687
Tax effect	—	—		218		218
Reclassification into net earnings
Gross	—	3,257	(1)	40	(2)	3,297
Tax effect	—	(770)		(9)		(779)
Net of tax amount	4,549	2,487		(613)		6,423
Balance at April 29, 2018	$1,766	$(237,502)		$(17)		$(235,753)

(in thousands)	Foreign Currency Translation	Pension & Other Benefits		Deferred Gain (Loss) - Hedging		Accumulated Other Comprehensive Loss
Balance at October 29, 2017	$(6,846)	$(242,475)		$1,246		$(248,075)
Unrecognized gains (losses)
Gross	8,612	—		(1,249)		7,363
Tax effect	—	—		310		310
Reclassification into net earnings
Gross	—	6,513	(1)	(568)	(2)	5,945
Tax effect	—	(1,540)		244		(1,296)
Net of tax amount	8,612	4,973		(1,263)		12,322
Balance at April 29, 2018	$1,766	$(237,502)		$(17)		$(235,753)
(1) Included in the computation of net periodic cost (see Note E “Pension and Other Post-Retirement Benefits” for additional details).
(2)    Included in cost of products sold in the Consolidated Statements of Operations.

NOTE I                 INCOME TAXES

The Company's tax provision is determined using an estimated annual effective tax rate and adjusted for discrete taxable events that may occur during the quarter. The effects of tax legislation are recognized in the period in which the law is enacted. The deferred tax assets and liabilities are remeasured using enacted tax rates expected to apply to taxable income in the years the related temporary differences are anticipated to reverse.

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

The lower effective tax rate for both the second quarter and first six months of fiscal 2018 is largely due to the passage of the Tax Act, lowering the Company's long-term effective tax rate.  In the second quarter, the Company recorded an adjustment to the provisional non-cash tax benefit of $5.8 million, bringing the deferred tax liability revaluation to $73.8 million for the first six months of fiscal 2018. A provisional charge of $5.2 million for deemed repatriation of the Company's previously undistributed foreign earnings was recorded in the first quarter with no additional charges in the second quarter of fiscal 2018. At this point, no additional income taxes have been provided for any undistributed foreign earnings not subject to the transition tax and additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practical at this time. The one-time tax events and reduction in the federal statutory tax rate were the main drivers of the Company's effective tax rates for the second quarter and first six months of fiscal 2018 of 20.0 percent and 10.2 percent, respectively, compared to 33.2 percent and 33.5 percent for the respective periods last year. The Company expects a full-year effective tax rate between 17.5 percent and 19.5 percent for fiscal 2018.

In March 2018, the FASB issued ASU 2018-05, which provides guidance for companies related to the Tax Act. ASU 2018-05 allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. Based on current interpretation of the Tax Act, the Company made reasonable estimates to record provisional adjustments during the second quarter and first six months of fiscal 2018, as described above. As the Company accumulates and processes data to finalize the underlying calculations, and as regulators issue further guidance, estimates may change during fiscal 2018. The Company will continue to refine such amounts within the measurement period allowed, which will be completed no later than the first quarter of fiscal 2019.

The amount of unrecognized tax benefits, including interest and penalties, is recorded in other long-term liabilities.  If recognized as of April 29, 2018, and April 30, 2017, $24.6 million and $19.8 million, respectively, would impact the Company’s effective tax rate.  The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense, with $0.2 million and $(0.1) million of interest and penalties included in expense in the second quarter, and $0.4 million and $0.1 million recorded in the first six months of fiscal years 2018 and 2017, respectively. The amount of accrued interest and penalties at April 29, 2018, and April 30, 2017, associated with unrecognized tax benefits was $6.8 million and $2.7 million, respectively.

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

The Company is in various stages of audit by several state taxing authorities on a variety of fiscal years, as far back as 2011.  While it is reasonably possible that one or more of these audits may be completed within the next 12 months and the related unrecognized tax benefits may change, based on the status of the examinations it is not possible to reasonably estimate the effect of any amount of such change to previously recorded uncertain tax positions.

NOTE J               STOCK-BASED COMPENSATION

The Company issues stock options and restricted shares as part of its stock incentive plans for employees and non-employee directors.  The Company’s policy is to grant options with the exercise price equal to the market price of the common stock on the date of grant.  Options typically vest over four years and expire ten years after the date of the grant.  The Company recognizes stock-based compensation expense ratably over the shorter of the requisite service period or vesting period.  The fair value of stock-based compensation granted to retirement-eligible individuals is expensed at the time of grant.

A reconciliation of the number of options outstanding and exercisable (in thousands) as of April 29, 2018, and changes during the six months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at October 29, 2017	30,685	$18.08
Granted	2,334	36.63
Exercised	2,934	10.23
Forfeited	11	35.31
Expired	1	37.76
Outstanding at April 29, 2018	30,073	$20.28	4.9	$492,127
Exercisable at April 29, 2018	24,177	$16.76	4.0	$478,511

The weighted-average grant date fair value of stock options granted and the total intrinsic value of options exercised (in thousands) during the second quarter and first six months of fiscal years 2018 and 2017, are as follows.

	Three Months Ended		Six Months Ended
	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017
Weighted-average grant date fair value	$6.49	$7.03	$6.86	$6.41
Intrinsic value of exercised options	$15,512	$9,070	$71,814	$61,088

The fair value of each option award is calculated on the date of grant using the Black-Scholes valuation model utilizing the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017
Risk-free interest rate	2.7%	2.5%	2.3%	2.4%
Dividend yield	2.2%	1.9%	2.1%	2.0%
Stock price volatility	19.0%	19.0%	19.0%	19.0%
Expected option life	8 years	8 years	8 years	8 years

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

Restricted shares awarded on February 1 are subject to a restricted period which expires the date of the Company’s next annual stockholders meeting. A reconciliation of the restricted shares (in thousands) as of April 29, 2018, and changes during the six months then ended, is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Restricted at October 29, 2017	58	$35.62
Granted	52	34.08
Vested	57	35.62
Forfeited	1	35.62
Restricted at April 29, 2018	52	$34.08

The weighted-average grant date fair value of restricted shares granted, the total fair value (in thousands) of restricted shares granted, and the fair value (in thousands) of shares that have vested during the first six months of fiscal years 2018 and 2017, are as follows:

	Six Months Ended
	April 29, 2018	April 30, 2017
Weighted-average grant date fair value	$34.08	$35.62
Fair value of restricted shares granted	1,760	2,080
Fair value of shares vested	2,053	1,920

During the second quarter and six months ended April 29, 2018, stock-based compensation expense was $4.1 million and $11.4 million, respectively, compared to $4.6 million and $11.9 million for the second quarter and six months ended April 30, 2017, respectively.

At April 29, 2018, there was $17.8 million of total unrecognized compensation expense from stock-based compensation arrangements granted under the plans.  This compensation is expected to be recognized over a weighted-average period of approximately 2.5 years.  During the second quarter and six months ended April 29, 2018, cash received from stock option exercises was $6.5 million and $30.0 million, respectively, compared to $1.5 million and $8.9 million for the second quarter and six months ended April 30, 2017, respectively.

Shares issued for option exercises and restricted shares may be either authorized but unissued shares, or shares of treasury stock acquired in the open market or otherwise.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis as of April 29, 2018, and October 29, 2017, and their level within the fair value hierarchy, are presented in the tables below.

	Fair Value Measurements at April 29, 2018
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Cash and cash equivalents (1)	$261,571	$261,571	$—	$—
Other trading securities (2)	137,499	—	137,499	—
Commodity derivatives (3)	3,509	3,509	—	—
Total Assets at Fair Value	$402,579	$265,080	$137,499	$—
Liabilities at Fair Value
Deferred compensation (2)	$61,679	$—	$61,679	$—
Total Liabilities at Fair Value	$61,679	$—	$61,679	$—

	Fair Value Measurements at October 29, 2017
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Cash and cash equivalents (1)	$444,122	$444,122	$—	$—
Other trading securities (2)	128,530	—	128,530	—
Commodity derivatives (3)	2,821	2,821	—	—
Total Assets at Fair Value	$575,473	$446,943	$128,530	$—
Liabilities at Fair Value
Deferred compensation (2)	$62,341	$—	$62,341	$—
Total Liabilities at Fair Value	$62,341	$—	$62,341	$—

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

(3)
The Company’s commodity derivatives represent futures contracts used in its hedging or other programs to offset price fluctuations associated with purchases of corn and hogs, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The Company’s futures contracts for corn and soybean meal are traded on the Chicago Board of Trade, while futures contracts for lean hogs are traded on the Chicago Mercantile Exchange.  These are active markets with quoted prices available, and these contracts are classified as Level 1.  All derivatives are reviewed for potential credit risk and risk of nonperformance.  The Company nets the derivative assets and liabilities for each of its hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract.  The net balance for each program is included in other current assets or accounts payable, as appropriate, in the Consolidated Statements of Financial Position.  As of April 29, 2018, the Company has recognized the right to reclaim net cash collateral of $4.1 million from various counterparties (including $5.7 million of realized gains offset by cash owed of $1.6 million on closed positions).  As of October 29, 2017, the Company had recognized the right to reclaim net cash collateral of $2.5 million from various counterparties (including $11.0 million of realized gains offset by cash owed of $8.5 million on closed positions).

The Company’s financial assets and liabilities include accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value.  The Company does not carry its long-term debt at fair value in its Consolidated Statements of Financial Position.  Based on borrowing rates available to the Company for long-term financing with similar terms and average maturities, the fair value of long-term debt, utilizing discounted cash flows (Level 2), was $632.4 million as of April 29, 2018, and $266.5 million as of October 29, 2017.

In accordance with the provisions of ASC 820, the Company measures certain nonfinancial assets and liabilities at fair value, which are recognized or disclosed on a nonrecurring basis (e.g. goodwill, intangible assets, and property, plant and equipment).   During the first six months ended April 29, 2018, and April 30, 2017, there were no material remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

NOTE L               EARNINGS PER SHARE DATA

The reported net earnings attributable to the Company were used when computing basic and diluted earnings per share.  The following table sets forth the shares used as the denominator for those computations:

	Three Months Ended		Six Months Ended
(in thousands)	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017
Basic weighted-average shares outstanding	529,799	528,712	529,626	528,649
Dilutive potential common shares	13,012	10,923	13,520	11,201
Diluted weighted-average shares outstanding	542,811	539,635	543,146	539,850

For the second quarter and six months ended April 29, 2018, a total of 6.8 million and 6.1 million weighted-average stock options, respectively, were not included in the computation of dilutive potential common shares since their inclusion would have had an antidilutive effect on earnings per share, compared to 4.5 million and 3.9 million, respectively, for the second quarter and six months ended April 30, 2017.

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

The Refrigerated Foods segment consists primarily of the processing, marketing, and sale of branded and unbranded pork, beef, and poultry products for retail, foodservice, and fresh product customers.

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

	Three Months Ended		Six Months Ended
(in thousands)	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017
Sales to Unaffiliated Customers
Grocery Products	$631,550	$640,419	$1,245,420	$1,250,793
Refrigerated Foods	1,166,967	1,027,486	2,343,423	2,150,525
Jennie-O Turkey Store	371,916	388,237	762,564	809,226
International & Other	160,135	131,167	310,454	256,992
Total	$2,330,568	$2,187,309	$4,661,861	$4,467,536

Intersegment Sales
Grocery Products	$10	$10	$14	$15
Refrigerated Foods	1,386	1,677	3,550	3,816
Jennie-O Turkey Store	25,539	27,560	50,228	55,816
International & Other	—	—	—	—
Total	26,935	29,247	53,792	59,647
Intersegment elimination	(26,935)	(29,247)	(53,792)	(59,647)
Total	$—	$—	$—	$—

Net Sales
Grocery Products	$631,560	$640,429	$1,245,434	$1,250,808
Refrigerated Foods	1,168,353	1,029,163	2,346,973	2,154,341
Jennie-O Turkey Store	397,455	415,797	812,792	865,042
International & Other	160,135	131,167	310,454	256,992
Intersegment elimination	(26,935)	(29,247)	(53,792)	(59,647)
Total	$2,330,568	$2,187,309	$4,661,861	$4,467,536

Segment Operating Profit
Grocery Products	$95,651	$108,297	$195,628	$200,673
Refrigerated Foods	154,192	130,194	297,141	304,002
Jennie-O Turkey Store	42,356	63,786	92,230	131,966
International & Other	20,850	19,617	45,505	45,080
Total segment operating profit	313,049	321,894	630,504	681,721
Net interest and investment expense (income)	9,490	205	10,913	782
General corporate expense	6,814	5,822	17,785	10,443
Noncontrolling interest	138	(40)	242	116
Earnings Before Income Taxes	$296,883	$315,827	$602,048	$670,612

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

The Company reported net earnings per diluted share of $0.44 for the second quarter of fiscal 2018, compared to $0.39 per diluted share in the second quarter of fiscal 2017. Significant factors impacting the quarter were:

•
The Company delivered record net earnings as a result of strong results in Refrigerated Foods, the impact from three acquisitions, and the benefit from tax reform, more than offsetting increases in freight, a dynamic pork environment, and continued oversupply in the turkey industry.

•
Refrigerated Foods segment profit increased despite a decline in commodity profits, increases in per-unit freight expenses, and higher advertising expenses. Strong results by the branded retail and foodservice businesses in addition to the inclusion of the Fontanini and Columbus acquisitions supported results.

•	Grocery Products segment profit decreased due to higher promotional activity and lower volumes at CytoSport and lower earnings from the Company's contract manufacturing business.

•	JOTS segment profit decreased as a result of lower profits from whole bird and commodity sales and increased freight and advertising expenses.

•
International & Other segment profit increased on improved profitability in China due to lower raw material costs, but were partially offset by higher advertising expenses and lower branded export margins.

Consolidated Results

Net Earnings and Diluted Earnings per Share

	Three Months Ended			Six Months Ended
(in thousands, except per share amounts)	April 29, 2018	April 30, 2017	% Change	April 29, 2018	April 30, 2017	% Change
Net earnings	$237,384	$210,926	12.5	$540,491	$446,073	21.2
Diluted earnings per share	0.44	0.39	12.8	1.00	0.83	20.5

Net Sales

	Three Months Ended			Six Months Ended
(in thousands)	April 29, 2018	April 30, 2017	% Change	April 29, 2018	April 30, 2017	% Change
Volume (lbs.)	1,171,401	1,138,242	2.9	2,361,993	2,383,151	(0.9)
Organic volume(1)	1,122,323	1,138,242	(1.4)	2,268,422	2,302,697	(1.5)
Net sales	$2,330,568	$2,187,309	6.5	$4,661,861	$4,467,536	4.3
Organic net sales(1)	2,176,650	2,187,309	(0.5)	4,375,071	4,367,305	0.2

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

Organic net sales and organic volume are defined as net sales and volume excluding the impact of acquisitions and divestitures. Organic net sales and organic volume exclude the impacts of the acquisition of Columbus Craft Meats (November 2017), the acquisition of Fontanini Italian Meats and Sausages (August 2017), and the divestiture of Farmer John (January 2017) in Refrigerated Foods and the acquisition of Ceratti (August 2017) in International. The tables below show the calculations to reconcile from the non-GAAP adjusted measures to the GAAP measures in the second quarter and first six months of fiscal 2018 and fiscal 2017.

Second Quarter
Volume (lbs.)	FY 2018			FY 2017
(in thousands)	Reported (GAAP)	Acquisitions	Organic (Non-GAAP)	Reported (GAAP)	Organic % Change
Grocery Products	333,398	—	333,398	338,883	(1.6)
Refrigerated Foods	548,319	(38,402)	509,917	515,490	(1.1)
Jennie-O Turkey Store	197,806	—	197,806	203,557	(2.8)
International & Other	91,878	(10,676)	81,202	80,312	1.1
Total Volume	1,171,401	(49,078)	1,122,323	1,138,242	(1.4)

Net Sales	FY 2018			FY 2017
(in thousands)	Reported (GAAP)	Acquisitions	Organic (Non-GAAP)	Reported (GAAP)	Organic % Change
Grocery Products	$631,550	$—	$631,550	$640,419	(1.4)
Refrigerated Foods	1,166,967	(134,878)	1,032,089	1,027,486	0.4
Jennie-O Turkey Store	371,916	—	371,916	388,237	(4.2)
International & Other	160,135	(19,040)	141,095	131,167	7.6
Total Net Sales	$2,330,568	$(153,918)	$2,176,650	$2,187,309	(0.5)

First Six Months
Volume (lbs.)	FY 2018			FY 2017
(in thousands)	Reported (GAAP)	Acquisitions	Organic (Non-GAAP)	Reported (GAAP)	Divestitures	Organic (Non-GAAP)	Organic % Change
Grocery Products	667,615	—	667,615	677,675	—	677,675	(1.5)
Refrigerated Foods	1,110,814	(70,062)	1,040,752	1,129,915	(80,454)	1,049,461	(0.8)
Jennie-O Turkey Store	406,237	—	406,237	420,200	—	420,200	(3.3)
International & Other	177,327	(23,509)	153,818	155,361	—	155,361	(1.0)
Total Volume	2,361,993	(93,571)	2,268,422	2,383,151	(80,454)	2,302,697	(1.5)

Net Sales	FY 2018			FY 2017
(in thousands)	Reported (GAAP)	Acquisitions	Organic (Non-GAAP)	Reported (GAAP)	Divestitures	Organic (Non-GAAP)	Organic % Change
Grocery Products	$1,245,420	$—	$1,245,420	$1,250,793	$—	$1,250,793	(0.4)
Refrigerated Foods	2,343,423	(245,895)	2,097,528	2,150,525	(100,231)	2,050,294	2.3
Jennie-O Turkey Store	762,564	—	762,564	809,226	—	809,226	(5.8)
International & Other	310,454	(40,895)	269,559	256,992	—	256,992	4.9
Total Net Sales	$4,661,861	$(286,790)	$4,375,071	$4,467,536	$(100,231)	$4,367,305	0.2

The increase in net sales for the second quarter of fiscal 2018 was primarily related to the inclusion of the Columbus, Fontanini, and Ceratti acquisitions. Organic sales growth was flat for the quarter, as retail sales of Wholly Guacamole® dips, retail and foodservice sales of Hormel® pepperoni and Hormel® Natural Choice® products, and foodservice sales of Hormel® Bacon 1TM fully cooked bacon were offset by lower sales of whole birds at JOTS, declines across the CytoSport portfolio, and the Company's contract manufacturing business in Grocery Products.

For the first six months of 2018, the increase in net sales was primarily related to the inclusion of the Columbus, Fontanini, and Ceratti acquisitions, more than offsetting declines at JOTS.

Cost of Products Sold

	Three Months Ended			Six Months Ended
(in thousands)	April 29, 2018	April 30, 2017	% Change	April 29, 2018	April 30, 2017	% Change
Cost of products sold	$1,833,882	$1,700,389	7.9	$3,662,996	$3,428,336	6.8

The cost of products sold for the second quarter and first six months of 2018 were higher as a result of the inclusion of the Columbus, Fontanini, and Ceratti acquisitions and higher freight expenses, especially in the Refrigerated Foods and JOTS segments.

Gross Profit

	Three Months Ended			Six Months Ended
(in thousands)	April 29, 2018	April 30, 2017	% Change	April 29, 2018	April 30, 2017	% Change
Gross profit	$496,686	$486,920	2.0	$998,865	$1,039,200	(3.9)
Percentage of net sales	21.3%	22.3%		21.4%	23.3%

Gross profit as a percentage of net sales for Refrigerated Foods and International & Other increased in the second quarter of fiscal 2018, while Grocery Products and JOTS declined compared to the prior year. Lower input costs in Refrigerated Foods were able to offset significant increases in freight, while lower raw material costs in China positively impacted International & Other margins during the quarter. Grocery Products margins in the second quarter were impacted by higher input costs and a weaker sales mix due to declines at CytoSport. Depressed turkey commodity markets and higher freight expenses pressured JOTS in the second quarter. For the first six months of 2018, gross profit as a percentage of net sales declined in all segments. Input cost volatility and higher freight expenses were the main drivers.

Looking to the second half of fiscal 2018, the Company expects Refrigerated Foods, Grocery Products, and the International & Other segments to grow their value-added businesses and offset a portion of the impact of higher freight. Pork export margins could be challenged near-term due to tariffs on exports to China. The depressed turkey commodity markets are anticipated to continue affecting JOTS for the remainder of the year.

Selling, General and Administrative (SG&A)

	Three Months Ended			Six Months Ended
(in thousands)	April 29, 2018	April 30, 2017	% Change	April 29, 2018	April 30, 2017	% Change
SG&A	$203,799	$181,009	12.6	$422,921	$391,226	8.1
Percentage of net sales	8.7%	8.3%		9.1%	8.8%

For the second quarter and first six months of fiscal 2018, SG&A expenses increased due to the impact of the Columbus, Fontanini, and Ceratti acquisitions and higher advertising expenses. Advertising expenses are expected to increase approximately 20 percent for the year.

Equity in Earnings of Affiliates

	Three Months Ended			Six Months Ended
(in thousands)	April 29, 2018	April 30, 2017	% Change	April 29, 2018	April 30, 2017	% Change
Equity in earnings of affiliates	$13,486	$10,121	33.2	$37,017	$23,420	58.1

Results for the second quarter and first six months of fiscal 2018 were positively impacted by strong MegaMex results and tax reform.

Effective Tax Rate

	Three Months Ended		Six Months Ended
	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017
Effective tax rate	20.0%	33.2%	10.2%	33.5%

The lower effective tax rate for both the second quarter and first six months of fiscal 2018 reflects the impact of the Tax Cuts and Jobs Act signed into law on December 22, 2017. In the second quarter, the Company recorded an adjustment to the provisional non-cash tax benefit of $5.8 million, bringing the deferred tax liability revaluation to $73.8 million for the first six months of fiscal 2018. A provisional charge of $5.2 million for deemed repatriation of the Company's previously undistributed foreign earnings was recorded in the first quarter with no additional charges in the second quarter. The one-time tax events and reduction in the federal statutory tax rate were the main drivers of the Company's effective tax rates for the second quarter and first six months of fiscal 2018 of 20.0 percent and 10.2 percent, respectively, compared to 33.2 percent and 33.5 percent for the respective periods last year. The Company expects a full-year effective tax rate between 17.5 and 19.5 percent for fiscal 2018. For further description refer to Note I "Income Taxes".

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

	Three Months Ended			Six Months Ended
(in thousands)	April 29, 2018	April 30, 2017	% Change	April 29, 2018	April 30, 2017	% Change
Net Sales
Grocery Products	$631,550	$640,419	(1.4)	$1,245,420	$1,250,793	(0.4)
Refrigerated Foods	1,166,967	1,027,486	13.6	2,343,423	2,150,525	9.0
Jennie-O Turkey Store	371,916	388,237	(4.2)	762,564	809,226	(5.8)
International & Other	160,135	131,167	22.1	310,454	256,992	20.8
Total	$2,330,568	$2,187,309	6.5	$4,661,861	$4,467,536	4.3

Segment Operating Profit
Grocery Products	$95,651	$108,297	(11.7)	$195,628	$200,673	(2.5)
Refrigerated Foods	154,192	130,194	18.4	297,141	304,002	(2.3)
Jennie-O Turkey Store	42,356	63,786	(33.6)	92,230	131,966	(30.1)
International & Other	20,850	19,617	6.3	45,505	45,080	0.9
Total segment operating profit	313,049	321,894	(2.7)	630,504	681,721	(7.5)
Net interest and investment expense	9,490	205	4,529.3	10,913	782	1,295.5
General corporate expense	6,814	5,822	17.0	17,785	10,443	70.3
Noncontrolling interest	138	(40)	445.0	242	116	108.6

Earnings before income taxes	$296,883	$315,827	(6.0)	$602,048	$670,612	(10.2)

Grocery Products

Results for the Grocery Products segment compared to the prior year are as follows:

	Three Months Ended			Six Months Ended
(in thousands)	April 29, 2018	April 30, 2017	% Change	April 29, 2018	April 30, 2017	% Change
Volume (lbs.)	333,398	338,883	(1.6)	667,615	677,675	(1.5)
Net sales	$631,550	$640,419	(1.4)	$1,245,420	$1,250,793	(0.4)
Segment profit	95,651	108,297	(11.7)	195,628	200,673	(2.5)

Net sales for the second quarter and first six months of fiscal 2018 increased on strong sales of Wholly Guacamole® dips, Herdez® salsas, and the SPAM® family of products. These increases were more than offset by declines from CytoSport and the Company's contract manufacturing business.

For the second quarter and first six months of fiscal 2018, segment profit declined due to lower volumes at CytoSport and lower earnings from the Company's contract manufacturing business. Declines were partially offset by strong MegaMex results.

The Company anticipates sales and earnings growth in the third quarter, with earnings growth tempered by declines in the contract manufacturing business and increased freight expenses.

Refrigerated Foods

Results for the Refrigerated Foods segment compared to the prior year are as follows:

	Three Months Ended			Six Months Ended
(in thousands)	April 29, 2018	April 30, 2017	% Change	April 29, 2018	April 30, 2017	% Change
Volume (lbs.)	548,319	515,490	6.4	1,110,814	1,129,915	(1.7)
Net sales	$1,166,967	$1,027,486	13.6	$2,343,423	$2,150,525	9.0
Segment profit	154,192	130,194	18.4	297,141	304,002	(2.3)

Second quarter net sales increased as a result of the Columbus and Fontanini acquisitions in addition to strong retail sales of Hormel® Natural Choice® products and foodservice sales of Hormel® pepperoni and Hormel® Bacon 1TM fully cooked bacon. For the first six months of 2018, incremental sales from acquisitions and growth in the value-added portfolios offset the impact of the Farmer John divestiture and lower hog harvest volumes.

Refrigerated Foods segment profit for the second quarter increased on strong results from the branded retail and foodservice businesses in addition to the inclusion of the Fontanini and Columbus acquisitions. Segment profit for the first six months declined due to reduced commodity profits, increased freight expenses, one-time transaction costs for the Columbus acquisition, and the divestiture of the Farmer John business.

Looking forward, Refrigerated Foods is expected to continue to benefit from the impact of acquisitions and strong momentum in the value-added businesses. Freight pressure is anticipated to remain a business headwind.

Jennie-O Turkey Store

Results for the JOTS segment compared to the prior year are as follows:

	Three Months Ended			Six Months Ended
(in thousands)	April 29, 2018	April 30, 2017	% Change	April 29, 2018	April 30, 2017	% Change
Volume (lbs.)	197,806	203,557	(2.8)	406,237	420,200	(3.3)
Net sales	$371,916	$388,237	(4.2)	$762,564	$809,226	(5.8)
Segment profit	42,356	63,786	(33.6)	92,230	131,966	(30.1)

For the second quarter and first six months of fiscal 2018, volume and sales declines were due primarily to lower harvest volumes and turkey commodity prices as a result of continued oversupply of turkeys in the industry and excess meat in cold storage. Sales declines of whole birds were partially offset by increased retail sales, led by Jennie-O® lean ground turkey and Jennie-O® Oven Ready® products.

Segment profit for the second quarter and first six months of fiscal 2018 decreased as a result of lower profits from whole bird and commodity sales, increased freight expenses, and increased advertising.

Looking forward, the challenging environment for commodity turkey prices and higher freight costs are expected to continue impacting year-over-year business performance.

International & Other

Results for the International & Other segment compared to the prior year are as follows:

	Three Months Ended			Six Months Ended
(in thousands)	April 29, 2018	April 30, 2017	% Change	April 29, 2018	April 30, 2017	% Change
Volume (lbs.)	91,878	80,312	14.4	177,327	155,361	14.1
Net sales	$160,135	$131,167	22.1	$310,454	$256,992	20.8
Segment profit	20,850	19,617	6.3	45,505	45,080	0.9

Volume and net sales for the second quarter and first six months of fiscal 2018 increased due to the addition of the Ceratti business in Brazil, strong results in China, and increased export sales.

Segment profit increases for the second quarter of fiscal 2018 were driven primarily by improved profitability in China due to lower raw material costs, partially offset by higher advertising expenses and lower branded export margins. For the first six months of fiscal 2018, segment profit increased on strong results in China, partially offset by weaker export margins.

The Company anticipates continued volume, sales, and earnings growth in the third quarter driven by improving results in China and the addition of the Ceratti business. Pork exports remain a risk due to tariffs.

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

	Three Months Ended		Six Months Ended
(in thousands)	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017
Interest and investment expense (income)	$2,489	$(2,818)	$(817)	$(5,267)
Interest expense	7,001	3,023	11,730	6,049
General corporate expense	6,814	5,822	17,785	10,443
Noncontrolling interest earnings	138	(40)	242	116

Interest and investment income decreased for the second quarter and first six months of 2018 due to market-based losses in the rabbi trust related to the supplemental executive retirement plans. Interest expense increased for both the second quarter and first six month due to the higher level of debt associated with the acquisition of Columbus. General corporate expense increased for the second quarter and first six months due to higher employee-related expenses and favorable adjustments in fiscal 2017 related to both a lower of cost or market inventory reserve and finalizing the sale of Diamond Crystal Brands.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $261.6 million at the end of the second quarter of fiscal 2018 compared to $548.9 million at the end of the comparable fiscal 2017 period.

Cash provided by operating activities was $443.3 million in the first six months of fiscal 2018 compared to $280.6 million in the same period of fiscal 2017.  Higher net earnings and lower working capital in the first six months of the year led to the increase.

Cash used in investing activities was $986.5 million in the first six months of fiscal 2018 compared to cash provided by investing activities of $64.1 million in the same period of fiscal 2017.  In the first quarter of fiscal 2018, the Company spent $857.6 million on the acquisition of Columbus.  Capital expenditures in the first six months of fiscal 2018 increased to $141.2 million from $77.0 million in the comparable period of fiscal 2017.  The Company currently estimates its fiscal 2018 capital expenditures will be approximately $425.0 million.  Key projects include bacon capacity increases in the Wichita, Kansas, facility; a new whole bird facility in Melrose, Minnesota; modernization of the Austin, Minnesota, plant; and projects designed to increase value-added capacity.

Cash provided by financing activities was $355.9 million in the first six months of fiscal 2018 compared to cash used in financing activities of $207.2 million in the same period of fiscal 2017.  In connection with the purchase of Columbus, the Company borrowed $375.0 million under a term loan facility and $375.0 million under a revolving credit facility, with $190.0 million paid down during the first six months. The Company repurchased $44.7 million of its common stock in the first six months of fiscal 2018 compared to $49.6 million repurchased during the same period of the prior year.  For additional information pertaining to the Company’s share repurchase plans or programs, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Cash dividends paid to the Company’s shareholders continue to be an ongoing financing activity for the Company.  Dividends paid in the first six months of fiscal 2018 were $189.1 million compared to $166.5 million in the comparable period of fiscal 2017.  For fiscal 2018, the annual dividend rate was increased to $0.75 per share, representing the 52nd consecutive annual dividend increase.  The Company has paid dividends for 359 consecutive quarters and expects to continue doing so.

The Company is required, by certain covenants in its debt agreements, to maintain specified levels of financial ratios and financial position.  At the end of the second quarter of fiscal 2018, the Company was in compliance with all of these debt covenants.

Cash flows from operating activities continue to provide the Company with its principal source of liquidity.  The Company does not anticipate a significant risk to cash flows from this source in the foreseeable future because the Company operates in a relatively stable industry and has strong brands across many product lines.

The Company is dedicated to returning excess cash flow to shareholders through dividend payments.  Growing the business through innovation and evaluating opportunities for strategic acquisitions remains a focus for the Company.  Reinvestments in the business to ensure employee and food safety are a top priority for the Company.  Capital spending to enhance and expand current operations will also be a significant cash outflow for fiscal 2018. Along with these commitments, the Company will continue payments to reduce short-term debt borrowed in connection with the acquisition of Columbus.

Contractual Obligations and Commercial Commitments

The Company records income taxes in accordance with the provisions of ASC 740, Income Taxes. The Company is unable to determine its contractual obligations by year related to this pronouncement, as the ultimate amount or timing of settlement of its reserves for income taxes cannot be reasonably estimated. The total liability for unrecognized tax benefits, including interest and penalties, at April 29, 2018, was $24.6 million.

There have been no other material changes to the information regarding the Company’s future contractual financial obligations that was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2017.

Off-Balance Sheet Arrangements

As of April 29, 2018, and October 29, 2017, the Company had $44.5 million and $48.0 million, respectively, of standby letters of credit issued on its behalf.  The standby letters of credit are primarily related to the Company’s self-insured workers compensation programs.  However, that amount includes $2.3 million as of April 29, 2018, and $4.0 million as of October 29, 2017, of revocable standby letters of credit for obligations of an affiliated party that may arise under workers compensation claims.  Letters of credit are not reflected in the Company’s Consolidated Statements of Financial Position.,

Trademarks

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Hog Markets:  The Company’s earnings are affected by fluctuations in the live hog market.  To minimize the impact on earnings, and to ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 10 years.  Purchased hogs under contract accounted for 96 percent and 95 percent of the total hogs purchased by the Company during the first six months of fiscal years 2018 and 2017, respectively.  The majority of these contracts use market-based formulas based on hog futures, hog primal values, or industry reported hog markets.  Other contracts use a formula based on the cost of production, which can fluctuate independently from hog markets.

The Company’s value-added branded portfolio helps mitigate changes in hog and pork market prices.  Therefore, a hypothetical 10 percent change in the cash hog market would have had an immaterial effect on the Company’s results of operations.

Certain procurement contracts allow for future hog deliveries (firm commitments) to be forward priced.  The Company generally hedges these firm commitments by using hog futures contracts.  These futures contracts are designated and accounted for as fair value hedges.  The change in the market value of such futures contracts is highly effective at offsetting changes in price movements of the hedged item, and the Company evaluates the effectiveness of the contracts at least quarterly.  Changes in the fair value of the futures contracts, along with the gain or loss on the firm commitment, are marked-to-market through earnings and are recorded on the Consolidated Statements of Financial Position as a current asset and liability, respectively.  The fair value of the Company’s open futures contracts as of April 29, 2018, was $0.7 million compared to $(0.9) million as of October 29, 2017.  The Company measures its market risk exposure on its hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in market prices.  A 10 percent increase in market prices would have negatively impacted the fair value of the Company’s April 29, 2018, open contracts by $1.0 million, which in turn would lower the Company’s future cost of purchased hogs by a similar amount.

Turkey Production Costs:  The Company raises or contracts for live turkeys to meet the majority of its raw material supply requirements.  Production costs in raising turkeys are subject primarily to fluctuations in feed prices, and to a lesser extent, fuel costs.  Under normal, long-term market conditions, changes in the cost to produce turkeys are offset by proportional changes in the turkey market.

To reduce the Company’s exposure to changes in grain prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future direct grain purchases.  This program currently utilizes corn futures for JOTS, and these contracts are accounted for under cash flow hedge accounting.  The fair value of the Company’s open futures contracts as of April 29, 2018, was $1.5 million compared to $(2.2) million, before tax, as of October 29, 2017.  The Company measures its market risk exposure on its grain futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain.  A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s April 29, 2018, open grain contracts by $4.8 million, which in turn would lower the Company’s future cost on purchased grain by a similar amount.

Other Input Costs: The costs of raw materials, packaging materials, freight, fuel, and energy may cause the Company's results to fluctuate significantly. To manage input cost volatility, the Company pursues cost saving measures, forward pricing, derivatives, and pricing actions when necessary.

Long-Term Debt:  A principal market risk affecting the Company is the exposure to changes in interest rates on the Company’s fixed-rate, long-term debt.  Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $2.2 million.  The fair value of the Company’s long-term debt was estimated using discounted future cash flows based on the Company’s incremental borrowing rate for similar types of borrowing arrangements.

Investments:  The Company has corporate-owned life insurance policies classified as trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans.  As of April 29, 2018, the balance of these securities totaled $137.5 million compared to $128.5 million as of October 29, 2017.  A majority of these securities represent fixed income funds.  The Company is subject to market risk due to fluctuations in the value of the remaining investments, as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis.  A 10 percent decline in the value of the investments not held in fixed income funds would have a direct negative impact to the Company’s pretax earnings of approximately $4.5 million, while a 10 percent increase in value would have a positive impact of the same amount.

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
During the second quarter of fiscal 2018, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of April 29, 2018, the Company had approximately 20,600 employees worldwide, of which approximately 4,470 were represented by labor unions, principally the United Food and Commercial Workers Union. A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities or contracted hog processing facilities resulting in work slowdowns or stoppages could harm the Company’s financial results. The company successfully negotiated a union contract at its facility in Rochelle, Illinois during the second quarter covering approximately 625 employees.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the Second Quarter of Fiscal 2018

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
January 29, 2018 – March 4, 2018	593,014	$32.95	539,014	9,121,823
March 5, 2018 – April 1, 2018	—	—	—	9,121,823
April 2, 2018 – April 29, 2018	—	—	—	9,121,823
Total	593,014	$32.95	539,014

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

HORMEL FOODS CORPORATION
(Registrant)

Date: June 8, 2018	By	/s/ JAMES N. SHEEHAN
JAMES N. SHEEHAN
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: June 8, 2018	By	/s/ JANA L. HAYNES
JANA L. HAYNES
Vice President and Controller
(Principal Accounting Officer)