Form 10-Q
period 2018-07-29
HORMEL FOODS CORP /DE/
filed 2018-09-07
CIK 48465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2018
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes  X  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 2, 2018
Common Stock	$.01465 par value	533,117,904
Common Stock Non-Voting	$.01 par value -0-

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands, except share and per share amounts)

	July 29, 2018	October 29, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$268,982	$444,122
Accounts receivable	559,181	618,351
Inventories	1,001,044	921,022
Income taxes receivable	4,641	22,346
Prepaid expenses	14,542	16,144
Other current assets	5,920	4,538
TOTAL CURRENT ASSETS	1,854,310	2,026,523

GOODWILL	2,734,575	2,119,813

OTHER INTANGIBLES	1,236,897	1,027,014

PENSION ASSETS	190,050	171,990

INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	276,462	242,369

OTHER ASSETS	192,769	184,948

PROPERTY, PLANT AND EQUIPMENT
Land	51,145	51,249
Buildings	904,750	866,855
Equipment	1,806,543	1,710,537
Construction in progress	311,177	148,064
Less: Allowance for depreciation	(1,663,305)	(1,573,454)
Net property, plant and equipment	1,410,310	1,203,251

TOTAL ASSETS	$7,895,373	$6,975,908

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands, except share and per share amounts)

	July 29, 2018	October 29, 2017
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Accounts payable	$488,978	$552,714
Short-term debt	95,000	—
Accrued expenses	58,416	76,966
Accrued workers compensation	27,289	26,585
Accrued marketing expenses	119,663	101,573
Employee related expenses	201,353	209,562
Taxes payable	2,372	525
Interest and dividends payable	103,760	90,287
TOTAL CURRENT LIABILITIES	1,096,831	1,058,212

LONG-TERM DEBT–less current maturities	624,801	250,000

PENSION AND POST-RETIREMENT BENEFITS	534,698	530,249

OTHER LONG-TERM LIABILITIES	104,083	99,340

DEFERRED INCOME TAXES	139,192	98,410

SHAREHOLDERS’ INVESTMENT
Preferred stock, par value $.01 a share–
authorized 160,000,000 shares; issued–none
Common stock, non-voting, par value $.01
a share–authorized 400,000,000 shares; issued–none
Common stock, par value $.01465 a share–	7,781	7,741
authorized 1,600,000,000 shares;
issued 531,103,604 shares July 29, 2018
issued 528,423,605 shares October 29, 2017
Additional paid-in capital	27,975	13,670
Accumulated other comprehensive loss	(259,208)	(248,075)
Retained earnings	5,615,053	5,162,571
HORMEL FOODS CORPORATION SHAREHOLDERS’ INVESTMENT	5,391,601	4,935,907
NONCONTROLLING INTEREST	4,167	3,790
TOTAL SHAREHOLDERS’ INVESTMENT	5,395,768	4,939,697

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$7,895,373	$6,975,908

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Net sales	$2,359,142	$2,207,375	$7,021,003	$6,674,911
Cost of products sold	1,899,970	1,754,966	5,562,966	5,183,302
GROSS PROFIT	459,172	452,409	1,458,037	1,491,609

Selling, general and administrative	210,747	176,660	633,668	567,886
Equity in earnings of affiliates	13,141	3,956	50,158	27,376

OPERATING INCOME	261,566	279,705	874,527	951,099

Other income and expense:
Interest and investment income	4,601	1,376	5,418	6,643
Interest expense	(8,435)	(3,057)	(20,165)	(9,106)

EARNINGS BEFORE INCOME TAXES	257,732	278,024	859,780	948,636

Provision for income taxes	47,379	95,473	108,694	319,896

NET EARNINGS	210,353	182,551	751,086	628,740
Less: Net earnings attributable to noncontrolling interest	110	43	352	159
NET EARNINGS ATTRIBUTABLE TO HORMEL FOODS CORPORATION	$210,243	$182,508	$750,734	$628,581

NET EARNINGS PER SHARE:
BASIC	$0.40	$0.35	$1.42	$1.19
DILUTED	$0.39	$0.34	$1.38	$1.17

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	530,606	528,165	529,953	528,487
DILUTED	543,762	538,814	543,352	539,504

DIVIDENDS DECLARED PER SHARE:	$0.1875	$0.1700	$0.5625	$0.5100

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
NET EARNINGS	$210,353	$182,551	$751,086	$628,740
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(17,209)	4,143	(8,201)	(3,037)
Pension and other benefits	2,393	3,314	7,366	9,961
Deferred hedging	(9,010)	(170)	(10,273)	(2,677)
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(23,826)	7,287	(11,108)	4,247
COMPREHENSIVE INCOME	186,527	189,838	739,978	632,987
Less: Comprehensive (loss) income attributable to noncontrolling interest	(262)	143	377	67
COMPREHENSIVE INCOME ATTRIBUTABLE TO HORMEL FOODS CORPORATION	$186,789	$189,695	$739,601	$632,920

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT
(in thousands, except per share amounts)
(Unaudited)

	Hormel Foods Corporation Shareholders
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
Balance at October 30, 2016	$7,742	$—	$—	$4,736,567	$(296,303)	$3,400	$4,451,406

Net earnings				846,735		368	847,103
Other comprehensive income (loss)					48,228	22	48,250
Purchases of common stock		(94,487)					(94,487)
Stock-based compensation expense	1		15,590				15,591
Exercise of stock options/restricted shares	38		30,827				30,865
Shares retired	(40)	94,487	(32,747)	(61,700)			—
Declared cash dividends – $0.68 per share				(359,031)			(359,031)
Balance at October 29, 2017	$7,741	$—	$13,670	$5,162,571	$(248,075)	$3,790	$4,939,697
Net earnings				750,734		352	751,086
Other comprehensive (loss) income					(11,133)	25	(11,108)
Purchases of common stock		(44,741)					(44,741)
Stock-based compensation expense	1		17,655				17,656
Exercise of stock options/restricted shares	58		41,372				41,430
Shares retired	(19)	44,741	(44,722)				—
Declared cash dividends – $0.5625 per share				(298,252)			(298,252)
Balance at July 29, 2018	$7,781	$—	$27,975	$5,615,053	$(259,208)	$4,167	$5,395,768

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)(Unaudited)

	Nine Months Ended
	July 29, 2018	July 30, 2017
OPERATING ACTIVITIES
Net earnings	$751,086	$628,740
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	111,586	89,930
Amortization of intangibles	9,522	6,191
Equity in earnings of affiliates	(50,158)	(27,376)
Distribution from equity method investees	20,023	19,521
(Benefit) provision for deferred income taxes	(56,110)	11,359
(Gain) loss on property/equipment sales and plant facilities	(1,330)	1,283
Gain on insurance proceeds	—	(3,029)
Non-cash investment activities	(9,696)	(3,790)
Stock-based compensation expense	17,656	13,867
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	78,730	16,722
Increase in inventories	(48,927)	(72,882)
Increase in prepaid expenses and other current assets	(12,863)	(22,333)
Increase (decrease) in pension and post-retirement benefits	163	(6,370)
Decrease in accounts payable and accrued expenses	(84,182)	(166,509)
Increase in net income taxes payable	17,705	46,069
NET CASH PROVIDED BY OPERATING ACTIVITIES	743,205	531,393

INVESTING ACTIVITIES
Proceeds from sale of business	—	135,944
Acquisitions of businesses/intangibles	(857,668)	—
Purchases of property/equipment	(243,975)	(118,511)
Proceeds from sales of property/equipment	7,242	2,276
Increase in investments, equity in affiliates, and other assets	(6,863)	(4,851)
Proceeds from company-owned life insurance	5,294	5,323
Proceeds from insurance recoveries	—	3,569
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,095,970)	23,750

FINANCING ACTIVITIES
Net proceeds from short-term debt	95,000	—
Proceeds from long-term debt	375,000	—
Principal payments on long-term debt	(199)	—
Dividends paid on common stock	(288,515)	(256,341)
Share repurchase	(44,741)	(94,487)
Proceeds from exercise of stock options	40,732	14,337
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	177,277	(336,491)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	348	(454)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(175,140)	218,198
Cash and cash equivalents at beginning of year	444,122	415,143
CASH AND CASH EQUIVALENTS AT END OF QUARTER	$268,982	$633,341
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

Investments

The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans.  Under the plans, the participants can defer certain types of compensation and elect to receive a return on the deferred amounts based on the changes in fair value of various investment options, primarily a variety of mutual funds.  The Company has corporate-owned life insurance policies on certain participants in the deferred compensation plans.  The cash surrender value of the policies is included in other assets on the Consolidated Statements of Financial Position.  The securities held by the trust are classified as trading securities.  Therefore, unrealized gains and losses associated with these investments are included in the Company’s earnings.  Securities held by the trust generated gains of $1.4 million and $2.6 million for the third quarter and nine months ended July 29, 2018, compared to gains of $1.5 million and $4.8 million for the third quarter and nine months ended July 30, 2017.

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
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718). The update simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted in any interim or annual period, with adjustments reflected as of the beginning of the fiscal year. Accordingly, the Company adopted the provisions of this new accounting standard at the beginning of fiscal 2018. This resulted in the excess tax benefits (“windfalls”) and tax deficiencies (“shortfalls”) realized upon exercise or vesting of stock-based awards being recorded in its Consolidated Statements of Operations instead of additional paid-in capital within its Consolidated Statements of Financial Position. The amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement have been applied prospectively. Excess tax benefits of $5.4 million and $20.8 million were recorded as a reduction of income tax expense for the third quarter and nine months ended July 29, 2018, respectively. The effective tax rate was reduced by 2.1 percent and 2.4 percent for the third quarter and nine months ended July 29, 2018, respectively, as a result of the exercise activity. The Company applied the amendments related to the presentation of excess tax benefits on the Consolidated Statement of Cash Flows using a retrospective transition method, and as a result, realized windfalls were reclassified from financing activities to operating activities in its Consolidated Statements of Cash Flows. In accordance with ASU 2016-09, the Company has made the accounting policy election to estimate forfeitures and adjust as actual forfeitures occur.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (Topic 230). The update makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted provided all amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The Company early adopted the provisions of the new accounting standard at the beginning of fiscal 2018 and elected to account for distributions received from equity method investees as cash flows from operating activities using the nature of distribution approach accounting policy. Under the nature of the distribution approach, distributions are classified based on the nature of the activity that generated them. The guidance requires cash received from the settlement of insurance claims to be classified on the basis of the related insurance coverage. Accordingly, the Company classified cash settlements received from insurance claims to the specific type of loss to determine the cash flow classification of the proceeds. The guidance also requires cash proceeds from the settlement of corporate-owned life insurance policies to be classified as investing activities. Accordingly, the Company classified the cash proceeds received from corporate-owned life insurance policies as cash flows from investing activities. The adoption did not have a material impact on its consolidated financial statements.

The following table reconciles the Consolidated Statements of Cash Flows line items impacted by the adoption of these standards at July 30, 2017:

	Reported July 30, 2017	ASU 2016-09	ASU 2016-15	Adjusted July 30, 2017
Operating Activities
Equity in earnings of affiliates	$(7,855)	$—	$(19,521)	$(27,376)
Distributions received from equity method investees	—	—	19,521	19,521
Gain on insurance proceeds	—	—	(3,029)	(3,029)
Excess tax benefit from stock-based compensation	(24,859)	24,859	—	—
Decrease in accounts receivable	18,348	—	(1,626)	16,722
Increase in inventories	(72,598)	—	(284)	(72,882)
Net Cash Provided by Operating Activities	511,473	24,859	(4,939)	531,393

Investing Activities
Proceeds from sales of property/equipment	2,532	—	(256)	2,276
Increase in investments, equity in affiliates, and other assets	(1,154)	—	(3,697)	(4,851)
Proceeds from company-owned life insurance	—	—	5,323	5,323
Proceeds from insurance recoveries	—	—	3,569	3,569
Net Cash Provided by Investing Activities	18,811	—	4,939	23,750

Financing Activities
Excess tax benefit from stock-based compensation	24,859	(24,859)	—	—
Net Cash Used in Financing Activities	(311,632)	(24,859)	—	(336,491)
Effect of Exchange Rate Changes on Cash	(454)	—	—	(454)
(Decrease) Increase in Cash and Cash Equivalents	$218,198	$—	$—	$218,198
Cash and cash equivalents at beginning of the year	415,143	—	—	415,143
Cash and Cash Equivalents at the End of Quarter	$633,341	$—	$—	$633,341

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The update provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the “Tax Act”). SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. The Company’s accounting for certain income tax effects are incomplete; however, reasonable estimates have been determined for those tax effects. The estimates were recorded as provisional amounts in the consolidated financial statements as of January 28, 2018, and remain provisional as of July 29, 2018. The Company recognized a measurement-period adjustment during the three months ended July 29, 2018, and expects to have all provisional amounts related to the effects of the Tax Act finalized within the one year measurement period. Refer to Note I for further details regarding the Tax Act.
New Accounting Pronouncements not yet adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This topic converges the guidance within U.S. GAAP and international financial reporting standards and supersedes ASC 605, Revenue Recognition. The new standard requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced disclosures about revenue, provide guidance for transactions which were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year allowing early adoption as of the original effective date of December 15, 2016. In 2016 and 2017, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20, ASU 2017-13, and ASU 2017-14 to clarify, among other things, the implementation guidance related to principal versus agent considerations, identifying performance obligations and accounting for licenses of intellectual property. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, and early adoption is permitted for annual reporting periods beginning after December 15, 2016. The updated guidance is to be applied either retrospectively or by using a cumulative effect adjustment. The Company expects to adopt the provisions of the new standard using the full retrospective method at the beginning of fiscal 2019. The Company has completed a significant portion of its detailed assessments relating to revenue streams and customer arrangements, and is focused on controls to support recognition and disclosure requirements under the new guidance. Based on the assessment to date, the Company does not expect the adoption of the new standard to have a material impact on its results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The update requires lessees to put most leases on their balance sheets while recognizing expenses on their income statements in a manner similar to current U.S. GAAP. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. In January 2018, the FASB issued ASU 2018-01, which relieves businesses and organizations from having to present prior comparative years' results and to clarify, improve, and correct errors in the new leasing guidance codified in ASC 842. In July 2018, ASU 2018-10 was issued to provide more detailed guidance and additional clarification for implementing ASU 2016-02. Subsequent to the end of the third quarter, in July 2018, the FASB issued ASU 2018-11, which provides an optional transition method in addition to the existing modified retrospective transition method by allowing a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption which allows entities to apply the provisions of the updated guidance at the effective date. The updated guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company expects to adopt the provisions of this new accounting standard at the beginning of fiscal 2020 and is in the process of evaluating the impact of adoption on its consolidated financial statements and related disclosures.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). The updated guidance allows entities to reclassify stranded income tax effects resulting from the Tax Act from accumulated other comprehensive income to retained earnings in their consolidated financial statements. Under the Tax Act, deferred taxes were adjusted to reflect the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate, which left the tax effects on items within accumulated other comprehensive income stranded at an inappropriate tax rate. The updated guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted in any interim period and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company is in the process of assessing the impact of adoption this standard will have on its consolidated financial statements and related disclosures.
In July 2018, the FASB issued ASU 2018-09, Codification Improvements. This amendment makes changes to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification (ASC). The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments do not require transition guidance and will be effective upon issuance of ASU 2018-09. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018. The Company is assessing the impact of adoption on its consolidated financial statements, results of operations and cash flows.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements on fair value measurements. The updated guidance if effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The Company is currently assessing the timing and impact of adopting the updated provisions.
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans (Topic 715). The updated guidance improves disclosure requirements for employers who sponsor defined benefit pension or other postretirement plans. The amendments are effective for fiscal years ending after December 15, 2020, with early adoption permitted. The Company is currently assessing the timing and impact of adopting the updated provisions.
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

NOTE C                INVENTORIES

Principal components of inventories are:

(in thousands)	July 29, 2018	October 29, 2017
Finished products	$573,199	$511,789
Raw materials and work-in-process	240,122	237,903
Operating supplies	127,702	114,098
Maintenance materials and parts	60,021	57,232
Total	$1,001,044	$921,022

NOTE D                GOODWILL AND INTANGIBLE ASSETS

The carrying amounts of goodwill for the third quarter and nine months ended July 29, 2018, are presented in the table below. The increase in goodwill for the quarter is related to purchase accounting adjustments for the Ceratti acquisition based on an updated valuation of the business. For the first nine months, the large increase in goodwill is related to the acquisition of Columbus, acquired on November 27, 2017. Other minor changes in goodwill during the first nine months relate to preliminary purchase accounting adjustments for the Fontanini and Ceratti acquisitions, acquired on August 16, 2017, and August 22, 2017, respectively.

(in thousands)	Grocery Products	Refrigerated Foods	JOTS	International & Other	Total
Balance as of April 29, 2018	$882,582	$1,407,131	$203,214	$239,029	$2,731,956
Purchase adjustments	—	—	—	2,619	2,619
Balance as of July 29, 2018	$882,582	$1,407,131	$203,214	$241,648	$2,734,575

(in thousands)	Grocery Products	Refrigerated Foods	JOTS	International & Other	Total
Balance as of October 29, 2017	$882,582	$795,699	$203,214	$238,318	$2,119,813
Goodwill acquired	—	610,836	—	—	610,836
Purchase adjustments	—	596	—	3,330	3,926
Balance as of July 29, 2018	$882,582	$1,407,131	$203,214	$241,648	$2,734,575

The gross carrying amount and accumulated amortization for definite-lived intangible assets are presented in the table below. Additions in the first nine months of fiscal 2018 are due to the allocation of $29.4 million related to the preliminary valuation of customer relationships acquired as part of the Columbus acquisition. These additions were partially offset by preliminary purchase accounting adjustments to the customer relationships valued as part of the Ceratti acquisition. Once fully amortized, the definite-lived intangible assets are removed from the table.

	July 29, 2018		October 29, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists/relationships	$137,039	$(35,941)	$115,940	$(25,973)
Formulas and recipes	—	—	1,950	(1,950)
Other intangibles	7,056	(2,174)	3,100	(2,044)
Total	$144,095	$(38,115)	$120,990	$(29,967)

Amortization expense was $3.3 million and $9.5 million for the third quarter and nine months ended July 29, 2018, respectively, compared to $2.1 million and $6.2 million for the third quarter and nine months ended July 30, 2017.

Estimated annual amortization expense for the five fiscal years after October 29, 2017, is as follows:

(in millions)
2018	$12.7
2019	12.8
2020	12.7
2021	12.9
2022	12.5

The carrying amounts for indefinite-lived intangible assets are presented in the table below. Additions in the first nine months of fiscal 2018 are due to the allocation of $201.3 million related to the tradenames acquired as part of the Columbus acquisition.

(in thousands)	July 29, 2018	October 29, 2017
Brands/tradenames/trademarks	$1,130,733	$935,807
Other intangibles	184	184
Total	$1,130,917	$935,991

NOTE E                PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic benefit cost for pension and other post-retirement benefit plans consists of the following:

	Pension Benefits
	Three Months Ended		Nine Months Ended
(in thousands)	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Service cost	$7,903	$7,564	$23,709	$22,692
Interest cost	14,045	13,565	42,144	40,697
Expected return on plan assets	(24,776)	(22,734)	(74,317)	(68,202)
Amortization of prior service cost	(617)	(750)	(1,851)	(2,250)
Recognized actuarial loss	4,548	6,542	13,626	19,625
Net periodic cost	$1,103	$4,187	$3,311	$12,562

	Post-retirement Benefits
	Three Months Ended		Nine Months Ended
(in thousands)	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Service cost	$98	$275	$739	$824
Interest cost	2,692	2,871	8,356	8,613
Amortization of prior service cost	(812)	(1,069)	(2,233)	(3,206)
Recognized actuarial loss	44	598	133	1,825
Net periodic cost	$2,022	$2,675	$6,995	$8,056

During the third quarter of fiscal 2017, the Company made discretionary contributions of $16.1 million to fund its pension plans. No discretionary contributions are expected to be made in fiscal 2018.

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

Cash Flow Hedges:  The Company utilizes corn and lean hog futures to offset price fluctuations in the Company’s future direct grain and hog purchases.  The financial instruments are designated and accounted for as cash flow hedges, and the Company measures the effectiveness of the hedges at least quarterly.  Effective gains or losses related to these cash flow hedges are reported in accumulated other comprehensive loss (AOCL) and reclassified into earnings, through cost of products sold, in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  The Company typically does not hedge its grain exposure beyond the next two upcoming fiscal years and its hog exposure beyond the next fiscal year.  As of July 29, 2018, and October 29, 2017, the Company had the following outstanding commodity futures contracts that were entered into to hedge forecasted purchases:

Volume
Commodity	July 29, 2018	October 29, 2017
Corn	17.9 million bushels	11.5 million bushels
Lean hogs	0.8 million cwt	0.3 million cwt

As of July 29, 2018, the Company has included in AOCL hedging losses of $11.9 million (before tax) relating to its positions, compared to gains of $1.8 million (before tax) as of October 29, 2017.  The Company expects to recognize the majority of these losses over the next 12 months.

Fair Value Hedges:  The Company utilizes futures to minimize the price risk assumed when fixed forward priced contracts are offered to the Company’s commodity suppliers.  The intent of the program is to make the forward priced commodities cost nearly the same as cash market purchases at the date of delivery.  The futures contracts are designated and accounted for as fair value hedges, and the Company measures the effectiveness of the hedges at least quarterly.  Changes in the fair value of the futures contracts, along with the gain or loss on the hedged purchase commitment, are marked-to-market through earnings and are recorded on the Consolidated Statements of Financial Position as a current asset and liability, respectively.  Effective gains or losses related to these fair value hedges are recognized through cost of products sold in the period or periods in which the hedged transactions affect earnings.  Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold.  As of July 29, 2018, and October 29, 2017, the Company had the following outstanding commodity futures contracts designated as fair value hedges:

Volume
Commodity	July 29, 2018	October 29, 2017
Corn	3.4 million bushels	4.1 million bushels
Lean hogs	0.1 million cwt	0.4 million cwt

Other Derivatives:  The Company holds certain futures and options contract positions as part of a merchandising program to manage the Company’s exposure to fluctuations in commodity markets.  The Company has not applied hedge accounting to these positions.

As of July 29, 2018, the Company had an immaterial amount of outstanding corn futures and options contracts related to these programs and none at October 29, 2017.

Fair Values:  The fair values of the Company’s derivative instruments (in thousands) as of July 29, 2018, and October 29, 2017, were as follows:

		Fair Value (1)
	Location on Consolidated Statements of Financial Position	July 29, 2018	October 29, 2017
Asset Derivatives:
Derivatives Designated as Hedges:
Commodity contracts	Other current assets	$(9,414)	$326

Derivatives Not Designated as Hedges:
Commodity contracts	Other current assets	—	—

Total Asset Derivatives		$(9,414)	$326
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

Derivative Gains and Losses:  Gains or losses (before tax, in thousands) related to the Company’s derivative instruments for the third quarter ended July 29, 2018, and July 30, 2017, were as follows:

	Gain/(Loss) Recognized in AOCL (Effective Portion) (1)		Location on Consolidated Statements of Operations	Gain/(Loss) Reclassified from AOCL into Earnings (Effective Portion) (1)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (4)
	Three Months Ended			Three Months Ended		Three Months Ended
Cash Flow Hedges:	July 29, 2018	July 30, 2017		July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Commodity contracts	$(12,620)	$1,490	Cost of products sold	$(763)	$1,758	$(241)	$(22)

	Location on Consolidated Statements of Operations	Gain/(Loss) Recognized in Earnings (Effective Portion) (3)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (5)
		Three Months Ended		Three Months Ended
Fair Value Hedges:		July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Commodity contracts	Cost of products sold	$1,363	$(730)	$29	$51

	Location on Consolidated Statements of Operations	Gain/(Loss) Recognized in Earnings
		Three Months Ended
Derivatives Not Designated as Hedges:		July 29, 2018	July 30, 2017
Commodity contracts	Cost of products sold	$(41)	$9

Derivative Gains and Losses:  Gains or losses (before tax, in thousands) related to the Company’s derivative instruments for the nine months ended July 29, 2018, and July 30, 2017, were as follows:

	Gain/(Loss) Recognized in AOCL (Effective Portion) (1)		Location on Consolidated Statements of Operations	Gain/(Loss) Reclassified from AOCL into Earnings (Effective Portion) (1)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (4)
	Nine Months Ended			Nine Months Ended		Nine Months Ended
Cash Flow Hedges:	July 29, 2018	July 30, 2017		July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Commodity contracts	$(13,869)	$703	Cost of products sold	$(195)	$4,980	$(602)	$17

	Location on Consolidated Statements of Operations	Gain/(Loss) Recognized in Earnings (Effective Portion) (3)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (5)
		Nine Months Ended		Nine Months Ended
Fair Value Hedges:		July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Commodity contracts	Cost of products sold	$3,144	$(1,321)	$(243)	$52

	Location on Consolidated Statements of Operations	Gain/(Loss) Recognized in Earnings
		Nine Months Ended
Derivatives Not Designated as Hedges:		July 29, 2018	July 30, 2017
Commodity contracts	Cost of products sold	$25	$(228)
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

Investments in and receivables from affiliates consists of the following:

(in thousands)	Segment	% Owned	July 29, 2018	October 29, 2017
MegaMex Foods, LLC	Grocery Products	50%	$207,956	$177,657
Foreign Joint Ventures	International & Other	Various (26-40%)	68,506	64,712
Total			$276,462	$242,369

Equity in earnings of affiliates consists of the following:

		Three Months Ended		Nine Months Ended
(in thousands)	Segment	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
MegaMex Foods, LLC	Grocery Products	$11,859	$2,528	$44,381	$20,715
Foreign Joint Ventures	International & Other	1,282	1,428	5,777	6,661
Total		$13,141	$3,956	$50,158	$27,376

Dividends received from affiliates for the third quarter and nine months ended July 29, 2018, were $10.0 million and $20.0 million, respectively, compared to $7.0 million and $19.5 million of dividends received for the third quarter and nine months ended July 30, 2017.

The Company recognized a basis difference of $21.3 million associated with the formation of MegaMex Foods, LLC, of which $13.8 million is remaining as of July 29, 2018.  This difference is being amortized through equity in earnings of affiliates.

NOTE H                                                  ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss are as follows:

(in thousands)	Foreign Currency Translation	Pension & Other Benefits		Deferred Gain (Loss) - Hedging		Accumulated Other Comprehensive Loss
Balance at April 29, 2018	$1,766	$(237,502)		$(17)		$(235,753)
Unrecognized gains (losses)
Gross	(16,838)	—		(12,620)		(29,458)
Tax effect	—	—		3,031		3,031
Reclassification into net earnings
Gross	—	3,163	(1)	763	(2)	3,926
Tax effect	—	(770)		(184)		(954)
Net of tax amount	(16,838)	2,393		(9,010)		(23,455)
Balance at July 29, 2018	$(15,072)	$(235,109)		$(9,027)		$(259,208)

(in thousands)	Foreign Currency Translation	Pension & Other Benefits		Deferred Gain (Loss) - Hedging		Accumulated Other Comprehensive Loss
Balance at October 29, 2017	$(6,846)	$(242,475)		$1,246		$(248,075)
Unrecognized gains (losses)
Gross	(8,226)	—		(13,869)		(22,095)
Tax effect	—	—		3,341		3,341
Reclassification into net earnings
Gross	—	9,675	(1)	195	(2)	9,870
Tax effect	—	(2,309)		60		(2,249)
Net of tax amount	(8,226)	7,366		(10,273)		(11,133)
Balance at July 29, 2018	$(15,072)	$(235,109)		$(9,027)		$(259,208)
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

On December 22, 2017, the United States enacted comprehensive tax legislation into law, H.R. 1, commonly referred to as the Tax Act. Except for certain provisions, the Tax Act is effective for tax years beginning on or after January 1, 2018. As a fiscal year U.S. taxpayer, the majority of the provisions, such as eliminating the domestic manufacturing deduction, creating new taxes on certain foreign sourced income, and introducing new limitations on certain business deductions, will not apply for the Company until fiscal 2019. For fiscal 2018, and effective in the first quarter, the most significant impacts include lowering of the U.S. federal corporate income tax rate, remeasuring certain net deferred tax liabilities, and requiring the transition tax on the deemed repatriation of certain foreign earnings. The phase-in of the lower federal corporate income tax rate resulted in a blended rate of 23.4 percent for fiscal 2018, as compared to the previous 35.0 percent, and is based on the applicable tax rates before and after passage of the Tax Act and the number of days in the fiscal year. The tax rate will be reduced to 21.0 percent in subsequent fiscal years.

The lower effective tax rate for both the third quarter and first nine months of fiscal 2018 is largely due to the passage of the Tax Act.  In the third quarter, the Company recorded an adjustment to the provisional non-cash tax benefit of $11.0 million, bringing the deferred tax liability revaluation to $84.8 million for the first nine months of fiscal 2018. A provisional charge of $5.2 million for deemed repatriation of the Company's previously undistributed foreign earnings was recorded in the first quarter with no additional charges in the second or third quarter of fiscal 2018. At this point, no additional income taxes have been provided for any undistributed foreign earnings not subject to the transition tax and additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practical at this time. The one-time tax events and reduction in the federal statutory tax rate were the main drivers of the Company's effective tax rates for the third quarter and first nine months of fiscal 2018 of 18.4 percent and 12.6 percent, respectively, compared to 34.3 percent and 33.7 percent for the respective periods last year. The Company expects a full-year effective tax rate between 15.0 percent and 16.0 percent for fiscal 2018.

In March 2018, the FASB issued ASU 2018-05, which provides guidance for companies related to the Tax Act. ASU 2018-05 allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. Based on current interpretation of the Tax Act, the Company made reasonable estimates to record provisional adjustments during the third quarter and first nine months of fiscal 2018, as described above. As the Company accumulates and processes data to finalize the underlying calculations, and as regulators issue further guidance, estimates may change during fiscal 2018. The Company will continue to refine such amounts within the measurement period allowed, which will be completed no later than the first quarter of fiscal 2019.

The amount of unrecognized tax benefits, including interest and penalties, is recorded in other long-term liabilities.  If recognized as of July 29, 2018, and July 30, 2017, $26.0 million and $20.3 million, respectively, would impact the Company’s effective tax rate.  The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense. Interest and penalties included in income tax expense for the third quarter and first nine months of fiscal 2018 was $0.2 million and $0.6 million respectively, compared to $0.1 million and $0.2 million for the comparable quarter and first nine months of fiscal 2017. The amount of accrued interest and penalties at July 29, 2018, and July 30, 2017, associated with unrecognized tax benefits was $6.3 million and $2.8 million, respectively.

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

During the third quarter of fiscal 2018, the Company made a one-time grant of 200 stock options to each active, full-time employee and 100 stock options to each active, part-time employee of the Company on April 30, 2018. The options vest in five years and expire ten years after the grant date.

A reconciliation of the number of options outstanding and exercisable (in thousands) as of July 29, 2018, and changes during the nine months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at October 29, 2017	30,685	$18.08
Granted	6,272	36.39
Exercised	3,905	10.44
Forfeited	259	36.21
Expired	3	37.76
Outstanding at July 29, 2018	32,790	$22.35	5.3	$473,449
Exercisable at July 29, 2018	23,206	$17.00	3.8	$457,840

The weighted-average grant date fair value of stock options granted and the total intrinsic value of options exercised (in thousands) during the third quarter and first nine months of fiscal years 2018 and 2017, are as follows.

	Three Months Ended		Nine Months Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Weighted-average grant date fair value	$7.33	$—	$7.16	$6.41
Intrinsic value of exercised options	$25,136	$12,385	$96,950	$73,473

The fair value of each option award is calculated on the date of grant using the Black-Scholes valuation model utilizing the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Risk-free interest rate	2.9%	—%	2.7%	2.4%
Dividend yield	2.1%	—%	2.1%	2.0%
Stock price volatility	19.0%	—%	19.0%	19.0%
Expected option life	8 years	—	8 years	8 years

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

Restricted shares awarded on February 1 are subject to a restricted period which expires the date of the Company’s next annual stockholders meeting. A reconciliation of the restricted shares (in thousands) as of July 29, 2018, and changes during the nine months then ended, is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Restricted at October 29, 2017	58	$35.62
Granted	52	34.08
Vested	57	35.62
Forfeited	1	35.62
Restricted at July 29, 2018	52	$34.08

The weighted-average grant date fair value of restricted shares granted, the total fair value (in thousands) of restricted shares granted, and the fair value (in thousands) of shares that have vested during the first nine months of fiscal years 2018 and 2017, are as follows:

	Nine Months Ended
	July 29, 2018	July 30, 2017
Weighted-average grant date fair value	$34.08	$35.62
Fair value of restricted shares granted	1,760	2,080
Fair value of shares vested	2,053	1,920

During the third quarter and nine months ended July 29, 2018, stock-based compensation expense was $6.3 million and $17.7 million, respectively, compared to $2.0 million and $13.9 million for the third quarter and nine months ended July 30, 2017, respectively.

At July 29, 2018, there was $38.4 million of total unrecognized compensation expense from stock-based compensation arrangements granted under the plans.  This compensation is expected to be recognized over a weighted-average period of approximately 3.4 years.  During the third quarter and nine months ended July 29, 2018, cash received from stock option exercises was $10.7 million and $40.7 million, respectively, compared to $5.4 million and $14.3 million for the third quarter and nine months ended July 30, 2017, respectively.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis as of July 29, 2018, and October 29, 2017, and their level within the fair value hierarchy, are presented in the tables below.

	Fair Value Measurements at July 29, 2018
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Cash and cash equivalents (1)	$268,982	$268,982	$—	$—
Other trading securities (2)	138,922	—	138,922	—
Commodity derivatives (3)	4,119	4,119	—	—
Total Assets at Fair Value	$412,023	$273,101	$138,922	$—
Liabilities at Fair Value
Deferred compensation (2)	$61,652	$—	$61,652	$—
Total Liabilities at Fair Value	$61,652	$—	$61,652	$—

	Fair Value Measurements at October 29, 2017
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Cash and cash equivalents (1)	$444,122	$444,122	$—	$—
Other trading securities (2)	128,530	—	128,530	—
Commodity derivatives (3)	2,821	2,821	—	—
Total Assets at Fair Value	$575,473	$446,943	$128,530	$—
Liabilities at Fair Value
Deferred compensation (2)	$62,341	$—	$62,341	$—
Total Liabilities at Fair Value	$62,341	$—	$62,341	$—

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

(3)
The Company’s commodity derivatives represent futures contracts used in its hedging or other programs to offset price fluctuations associated with purchases of corn and hogs, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The Company’s futures contracts for corn and soybean meal are traded on the Chicago Board of Trade, while futures contracts for lean hogs are traded on the Chicago Mercantile Exchange.  These are active markets with quoted prices available, and these contracts are classified as Level 1.  All derivatives are reviewed for potential credit risk and risk of nonperformance.  The Company nets the derivative assets and liabilities for each of its hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract.  The net balance for each program is included in other current assets or accounts payable, as appropriate, in the Consolidated Statements of Financial Position.  As of July 29, 2018, the Company has recognized the right to reclaim net cash collateral of $13.5 million from various counterparties (including $8.9 million of cash plus $4.6 million of realized gains on closed positions).  As of October 29, 2017, the Company had recognized the right to reclaim net cash collateral of $2.5 million from various counterparties (including $11.0 million of realized gains offset by cash owed of $8.5 million on closed positions).

The Company’s financial assets and liabilities include accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value.  The Company does not carry its long-term debt at fair value in its Consolidated Statements of Financial Position.  Based on borrowing rates available to the Company for long-term financing with similar terms and average maturities, the fair value of long-term debt, utilizing discounted cash flows (Level 2), was $634.5 million as of July 29, 2018, and $266.5 million as of October 29, 2017.

In accordance with the provisions of ASC 820, the Company measures certain nonfinancial assets and liabilities at fair value, which are recognized or disclosed on a nonrecurring basis (e.g. goodwill, intangible assets, and property, plant and equipment).   During the first nine months ended July 29, 2018, and July 30, 2017, there were no material remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

NOTE L               EARNINGS PER SHARE DATA

The reported net earnings attributable to the Company were used when computing basic and diluted earnings per share.  The following table sets forth the shares used as the denominator for those computations:

	Three Months Ended		Nine Months Ended
(in thousands)	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Basic weighted-average shares outstanding	530,606	528,165	529,953	528,487
Dilutive potential common shares	13,156	10,649	13,399	11,017
Diluted weighted-average shares outstanding	543,762	538,814	543,352	539,504

For the third quarter and nine months ended July 29, 2018, a total of 10.6 million and 7.6 million weighted-average stock options, respectively, were not included in the computation of dilutive potential common shares since their inclusion would have had an antidilutive effect on earnings per share, compared to 2.4 million and 3.4 million, respectively, for the third quarter and nine months ended July 30, 2017.

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

	Three Months Ended		Nine Months Ended
(in thousands)	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Sales to Unaffiliated Customers
Grocery Products	$617,727	$618,859	$1,863,147	$1,869,652
Refrigerated Foods	1,195,763	1,086,546	3,539,186	3,237,071
Jennie-O Turkey Store	398,058	369,078	1,160,622	1,178,304
International & Other	147,594	132,892	458,048	389,884
Total	$2,359,142	$2,207,375	$7,021,003	$6,674,911

Intersegment Sales
Grocery Products	$14	$7	$28	$22
Refrigerated Foods	1,660	1,223	5,210	5,039
Jennie-O Turkey Store	28,069	29,264	78,297	85,080
International & Other	—	—	—	—
Total	29,743	30,494	83,535	90,141
Intersegment elimination	(29,743)	(30,494)	(83,535)	(90,141)
Total	$—	$—	$—	$—

Net Sales
Grocery Products	$617,741	$618,866	$1,863,175	$1,869,674
Refrigerated Foods	1,197,423	1,087,769	3,544,396	3,242,110
Jennie-O Turkey Store	426,127	398,342	1,238,919	1,263,384
International & Other	147,594	132,892	458,048	389,884
Intersegment elimination	(29,743)	(30,494)	(83,535)	(90,141)
Total	$2,359,142	$2,207,375	$7,021,003	$6,674,911

Segment Operating Profit
Grocery Products	$85,540	$82,116	$281,168	$282,789
Refrigerated Foods	138,497	138,314	435,638	442,316
Jennie-O Turkey Store	34,625	44,986	126,855	176,952
International & Other	18,646	17,111	64,151	62,191
Total segment operating profit	277,308	282,527	907,812	964,248
Net interest and investment expense (income)	3,834	1,681	14,747	2,463
General corporate expense	15,852	2,865	33,637	13,308
Noncontrolling interest	110	43	352	159
Earnings Before Income Taxes	$257,732	$278,024	$859,780	$948,636

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

The Company reported net earnings per diluted share of $0.39 for the third quarter of fiscal 2018, compared to $0.34 per diluted share in the third quarter of fiscal 2017. Significant factors impacting the quarter were:

•
The Company delivered record net earnings resulting from a strong performance in Grocery Products and International & Other, the inclusion of three acquisitions, and the benefit from tax reform. These factors more than offset increases in freight costs, volatility due to tariffs, increased advertising investment, and continued oversupply in the turkey industry.

•
Refrigerated Foods segment profit finished in line with last year. The inclusion of the Fontanini and Columbus acquisitions and strong value-added sales by the retail and foodservice businesses offset an 88% decline in commodity profits, a double-digit increase in per-unit freight costs, and higher advertising investments.

•	Grocery Products segment profit increased as core Grocery Products earnings more than offset a decline in contract manufacturing and increased advertising investments.

•	JOTS segment profit decreased as a result of lower profits from whole bird sales, double-digit increases in per-unit freight costs, and increased advertising investments.

•	International & Other segment profit increased as improved profitability in China more than offset lower fresh pork export profits due to tariffs and increased advertising investments.

•
Subsequent to the end of the quarter, the Company announced the sale of the Fremont pork processing facility to WholeStone Farms, LLC, for $30 million. The transaction is subject to customary closing conditions and is expected to be completed in December 2018. The transaction includes a multi-year agreement to supply the Company with pork raw materials.

Consolidated Results

Net Earnings and Diluted Earnings per Share

	Three Months Ended			Nine Months Ended
(in thousands, except per share amounts)	July 29, 2018	July 30, 2017	% Change	July 29, 2018	April 30, 2017	% Change
Net earnings	$210,243	$182,508	15.2	$750,734	$628,581	19.4
Diluted earnings per share	0.39	0.34	14.7	1.38	1.17	17.9

Net Sales

	Three Months Ended			Nine Months Ended
(in thousands)	July 29, 2018	July 30, 2017	% Change	July 29, 2018	July 30, 2017	% Change
Volume (lbs.)	1,170,893	1,112,064	5.3	3,532,886	3,495,215	1.1
Organic volume(1)	1,121,020	1,112,064	0.8	3,389,442	3,414,761	(0.7)
Net sales	$2,359,142	$2,207,375	6.9	$7,021,003	$6,674,911	5.2
Organic net sales(1)	2,202,365	2,207,375	(0.2)	6,577,436	6,574,680	—

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

Organic net sales and organic volume are defined as net sales and volume excluding the impact of acquisitions and divestitures. Organic net sales and organic volume exclude the impacts of the acquisition of Columbus Craft Meats (November 2017), the acquisition of Fontanini Italian Meats and Sausages (August 2017), and the divestiture of Farmer John (January 2017) in Refrigerated Foods and the acquisition of Ceratti (August 2017) in International. The tables below show the calculations to reconcile from the non-GAAP adjusted measures to the GAAP measures in the third quarter and first nine months of fiscal 2018 and fiscal 2017.

Third Quarter
Volume (lbs.)	FY 2018			FY 2017
(in thousands)	Reported (GAAP)	Acquisitions	Organic (Non-GAAP)	Reported (GAAP)	Organic % Change
Grocery Products	327,890	—	327,890	330,505	(0.8)
Refrigerated Foods	530,337	(37,482)	492,855	503,296	(2.1)
Jennie-O Turkey Store	227,903	—	227,903	200,143	13.9
International & Other	84,763	(12,391)	72,372	78,120	(7.4)
Total Volume	1,170,893	(49,873)	1,121,020	1,112,064	0.8

Net Sales	FY 2018			FY 2017
(in thousands)	Reported (GAAP)	Acquisitions	Organic (Non-GAAP)	Reported (GAAP)	Organic % Change
Grocery Products	$617,727	$—	$617,727	$618,859	(0.2)
Refrigerated Foods	1,195,763	(137,803)	1,057,960	1,086,546	(2.6)
Jennie-O Turkey Store	398,058	—	398,058	369,078	7.9
International & Other	147,594	(18,974)	128,620	132,892	(3.2)
Total Net Sales	$2,359,142	$(156,777)	$2,202,365	$2,207,375	(0.2)

First Nine Months
Volume (lbs.)	FY 2018			FY 2017
(in thousands)	Reported (GAAP)	Acquisitions	Organic (Non-GAAP)	Reported (GAAP)	Divestitures	Organic (Non-GAAP)	Organic % Change
Grocery Products	995,505	—	995,505	1,008,180	—	1,008,180	(1.3)
Refrigerated Foods	1,641,151	(107,544)	1,533,607	1,633,211	(80,454)	1,552,757	(1.2)
Jennie-O Turkey Store	634,140	—	634,140	620,343	—	620,343	2.2
International & Other	262,090	(35,900)	226,190	233,481	—	233,481	(3.1)
Total Volume	3,532,886	(143,444)	3,389,442	3,495,215	(80,454)	3,414,761	(0.7)

Net Sales	FY 2018			FY 2017
(in thousands)	Reported (GAAP)	Acquisitions	Organic (Non-GAAP)	Reported (GAAP)	Divestitures	Organic (Non-GAAP)	Organic % Change
Grocery Products	$1,863,147	$—	$1,863,147	$1,869,652	$—	$1,869,652	(0.3)
Refrigerated Foods	3,539,186	(383,698)	3,155,488	3,237,071	(100,231)	3,136,840	0.6
Jennie-O Turkey Store	1,160,622	—	1,160,622	1,178,304	—	1,178,304	(1.5)
International & Other	458,048	(59,869)	398,179	389,884	—	389,884	2.1
Total Net Sales	$7,021,003	$(443,567)	$6,577,436	$6,674,911	$(100,231)	$6,574,680	—

The increase in net sales for the third quarter of fiscal 2018 was driven by the inclusion of the Columbus, Fontanini, and Ceratti acquisitions along with growth from many of the Company's brands across the organization. Organic sales growth was flat for the quarter. Higher sales of whole birds at JOTS, retail and foodservice sales of Hormel® Natural Choice® products, retail sales of Wholly Guacamole® dips and Herdez® sauces and salsas, and foodservice sales of Austin Blues®smoked barbecue products were offset by declines due to lower hog harvest volumes, the CytoSport portfolio, and the Company's contract manufacturing business in Grocery Products.

For the first nine months of 2018, the increase in net sales was primarily related to the inclusion of the Columbus, Fontanini, and Ceratti acquisitions, more than offsetting declines at JOTS, CytoSport, and the Company's contract manufacturing business in Grocery Products.

Cost of Products Sold

	Three Months Ended			Nine Months Ended
(in thousands)	July 29, 2018	July 30, 2017	% Change	July 29, 2018	July 30, 2017	% Change
Cost of products sold	$1,899,970	$1,754,966	8.3	$5,562,966	$5,183,302	7.3

The cost of products sold for the third quarter and first nine months of 2018 were higher as a result of the inclusion of the Columbus, Fontanini, and Ceratti acquisitions and higher freight costs, especially in the Refrigerated Foods and JOTS segments.

Gross Profit

	Three Months Ended			Nine Months Ended
(in thousands)	July 29, 2018	July 30, 2017	% Change	July 29, 2018	July 30, 2017	% Change
Gross profit	$459,172	$452,409	1.5	$1,458,037	$1,491,609	(2.3)
Percentage of net sales	19.5%	20.5%		20.8%	22.3%

Gross profit as a percentage of net sales for International & Other increased in the third quarter of fiscal 2018, while Refrigerated Foods, Grocery Products and JOTS declined compared to the prior year. Lower raw material costs in China positively impacted International & Other margins during the quarter. Margins in Refrigerated Foods were negatively impacted by lower commodity profits and unfavorable plant variances. Grocery Products margins in the third quarter were impacted by a weaker sales mix due to declines at CytoSport. Depressed turkey commodity markets pressured JOTS in the third quarter. Additionally, higher freight costs negatively impacted all segments. For the first nine months of 2018, gross profit as a percentage of net sales was flat for International & Other while down in Refrigerated Foods, Grocery Products and JOTS. Reduced commodity profitability, input cost volatility, and higher freight costs were the main drivers of the declines.

Looking ahead to the fourth quarter, the Company expects Refrigerated Foods and the International & Other segments to grow their value-added businesses and offset a portion of the impact of higher freight costs. Pork export margins in the International & Other segment will likely be challenged due to tariffs on exports to China. Grocery Products anticipates continued challenges at CytoSport and within contract manufacturing as well as increased freight costs. The depressed turkey commodity markets are anticipated to continue to negatively impact JOTS for the remainder of the year.

Selling, General and Administrative (SG&A)

	Three Months Ended			Nine Months Ended
(in thousands)	July 29, 2018	July 30, 2017	% Change	July 29, 2018	July 30, 2017	% Change
SG&A	$210,747	$176,660	19.3	$633,668	$567,886	11.6
Percentage of net sales	8.9%	8.0%		9.0%	8.5%

For the third quarter and first nine months of fiscal 2018, SG&A expenses increased due to the inclusion of the Columbus, Fontanini, and Ceratti acquisitions and higher advertising investments. Advertising investments are expected to increase approximately 20 percent for the year.

Equity in Earnings of Affiliates

	Three Months Ended			Nine Months Ended
(in thousands)	July 29, 2018	July 30, 2017	% Change	July 29, 2018	July 30, 2017	% Change
Equity in earnings of affiliates	$13,141	$3,956	232.2	$50,158	$27,376	83.2

Results for the third quarter and first nine months of fiscal 2018 were positively impacted by strong MegaMex results and tax reform.

Effective Tax Rate

	Three Months Ended		Nine Months Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Effective tax rate	18.4%	34.3%	12.6%	33.7%

The lower effective tax rate for both the third quarter and first nine months of fiscal 2018 reflects the impact of the Tax Cuts and Jobs Act signed into law on December 22, 2017. In the third quarter, the Company recorded an adjustment to the provisional non-cash tax benefit of $11.0 million, bringing the deferred tax liability revaluation to $84.8 million for the first nine months of fiscal 2018. A provisional charge of $5.2 million for deemed repatriation of the Company's previously undistributed foreign earnings was recorded in the first quarter with no additional charges in the second or third quarter. The one-time tax events and reduction in the federal statutory tax rate were the main drivers of the Company's effective tax rates for the third quarter and first nine months of fiscal 2018 of 18.4 percent and 12.6 percent, respectively, compared to 34.3 percent and 33.7 percent for the respective periods last year. The Company expects a full-year effective tax rate between 15.0 and 16.0 percent for fiscal 2018. For further description refer to Note I "Income Taxes".

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

	Three Months Ended			Nine Months Ended
(in thousands)	July 29, 2018	July 30, 2017	% Change	July 29, 2018	July 30, 2017	% Change
Net Sales
Grocery Products	$617,727	$618,859	(0.2)	$1,863,147	$1,869,652	(0.3)
Refrigerated Foods	1,195,763	1,086,546	10.1	3,539,186	3,237,071	9.3
Jennie-O Turkey Store	398,058	369,078	7.9	1,160,622	1,178,304	(1.5)
International & Other	147,594	132,892	11.1	458,048	389,884	17.5
Total	$2,359,142	$2,207,375	6.9	$7,021,003	$6,674,911	5.2

Segment Operating Profit
Grocery Products	$85,540	$82,116	4.2	$281,168	$282,789	(0.6)
Refrigerated Foods	138,497	138,314	0.1	435,638	442,316	(1.5)
Jennie-O Turkey Store	34,625	44,986	(23.0)	126,855	176,952	(28.3)
International & Other	18,646	17,111	9.0	64,151	62,191	3.2
Total segment operating profit	277,308	282,527	(1.8)	907,812	964,248	(5.9)
Net interest and investment expense	3,834	1,681	128.1	14,747	2,463	498.7
General corporate expense	15,852	2,865	453.3	33,637	13,308	152.8
Noncontrolling interest	110	43	155.8	352	159	121.4

Earnings before income taxes	$257,732	$278,024	(7.3)	$859,780	$948,636	(9.4)

Grocery Products

Results for the Grocery Products segment compared to the prior year are as follows:

	Three Months Ended			Nine Months Ended
(in thousands)	July 29, 2018	July 30, 2017	% Change	July 29, 2018	July 30, 2017	% Change
Volume (lbs.)	327,890	330,505	(0.8)	995,505	1,008,180	(1.3)
Net sales	$617,727	$618,859	(0.2)	$1,863,147	$1,869,652	(0.3)
Segment profit	85,540	82,116	4.2	281,168	282,789	(0.6)

Net sales for the third quarter and first nine months of fiscal 2018 decreased as mid-single-digit growth in the Company's core Grocery Products portfolio, led by Wholly Guacamole® dips and Herdez® salsas and sauces was offset by declines across the CytoSport portfolio and the Company's contract manufacturing business.

For the third quarter, segment profit increased as core Grocery Products earnings more than offset declines in contract manufacturing. Segment profit for the first nine months of fiscal 2018 declined due to lower earnings from the Company's contract manufacturing business and lower volumes at CytoSport. Declines were partially offset by strong results from the core Grocery Products business, notably the MegaMex joint venture.

The Company anticipates sales and earnings declines in the fourth quarter, impacted by lower sales from the Company's contract manufacturing business, increased freight costs, and higher advertising investments.

Refrigerated Foods

Results for the Refrigerated Foods segment compared to the prior year are as follows:

	Three Months Ended			Nine Months Ended
(in thousands)	July 29, 2018	July 30, 2017	% Change	July 29, 2018	July 30, 2017	% Change
Volume (lbs.)	530,337	503,296	5.4	1,641,151	1,633,211	0.5
Net sales	$1,195,763	$1,086,546	10.1	$3,539,186	$3,237,071	9.3
Segment profit	138,497	138,314	0.1	435,638	442,316	(1.5)

Third quarter net sales increased as a result of the Columbus and Fontanini acquisitions in addition to strong foodservice sales of Austin Blues® smoked barbeque products and retail sales of Hormel® Natural Choice® and Applegate® products. For the first nine months of 2018, incremental sales from acquisitions and growth in the value-added portfolios offset the impact of the Farmer John divestiture and lower hog harvest volumes.

Refrigerated Foods offset an 88% decline in commodity profits, a double-digit increase in per-unit freight costs, and higher advertising investments to deliver segment profit results in line with last year. Segment profit for the first nine months declined due to reduced commodity profits, increased freight costs, one-time transaction costs for the Columbus acquisition, and the divestiture of the Farmer John business.

Looking ahead, Refrigerated Foods is expected to continue to benefit from the inclusion of acquisitions along with strong momentum in the value-added businesses while managing through commodity volatility and increased freight costs.

Jennie-O Turkey Store

Results for the JOTS segment compared to the prior year are as follows:

	Three Months Ended			Nine Months Ended
(in thousands)	July 29, 2018	July 30, 2017	% Change	July 29, 2018	July 30, 2017	% Change
Volume (lbs.)	227,903	200,143	13.9	634,140	620,343	2.2
Net sales	$398,058	$369,078	7.9	$1,160,622	$1,178,304	(1.5)
Segment profit	34,625	44,986	(23.0)	126,855	176,952	(28.3)

For the third quarter, volume and sales gains were driven by increases in whole bird and commodity sales in addition to strong value-added sales growth led by Jennie-O® premium deli products and Jennie-O® lean ground turkey. For the first nine months of fiscal 2018, sales declines were due primarily to lower whole bird sales as a result of continued oversupply of turkeys in the industry. This decline was partially offset by increased retail sales, led by Jennie-O® lean ground turkey and Jennie-O® Oven Ready® products.

Segment profit for the third quarter and first nine months of fiscal 2018 decreased as a result of lower profits from whole bird and commodity sales, increased freight costs, and increased advertising investments.

JOTS anticipates a continued earnings decline in the fourth quarter compared to last year due to the challenging commodity environment and higher freight costs.

International & Other

Results for the International & Other segment compared to the prior year are as follows:

	Three Months Ended			Nine Months Ended
(in thousands)	July 29, 2018	July 30, 2017	% Change	July 29, 2018	July 30, 2017	% Change
Volume (lbs.)	84,763	78,120	8.5	262,090	233,481	12.3
Net sales	$147,594	$132,892	11.1	$458,048	$389,884	17.5
Segment profit	18,646	17,111	9.0	64,151	62,191	3.2

Volume and net sales for the third quarter of fiscal 2018 increased due to the inclusion of the Ceratti business, higher export sales for SPAM® luncheon meat and Skippy® peanut butter, and stronger sales for the China multinational business. Fresh pork volume and net sales declined sharply in the third quarter due to the impact of increased tariffs in key markets. For the first nine months of fiscal 2018, the inclusion of the Ceratti business and strong results in China drove the volume and net sales gains.

For the third quarter and first nine months of fiscal 2018, segment profit increased as improved profitability in China more than offset lower fresh pork export profits and increased advertising investments. Fresh pork export profits were negatively impacted by the increased tariffs noted above.

The Company anticipates continued volume, sales, and earnings growth in the fourth quarter driven by positive momentum for branded exports and improving business results in China. Pork exports remain a risk due to tariffs.

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

	Three Months Ended		Nine Months Ended
(in thousands)	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Interest and investment income	$4,601	$1,376	$5,418	$6,643
Interest expense	(8,435)	(3,057)	(20,165)	(9,106)
General corporate expense	(15,852)	(2,865)	(33,637)	(13,308)
Noncontrolling interest earnings	110	43	352	159

Interest and investment income for the third quarter increased on favorable currency exchange gains. For the first nine months of 2018, interest and investment income decreased due to market-based losses in the rabbi trust related to the supplemental executive retirement plans. Interest expense increased for both the third quarter and first nine months of fiscal 2018 due to the higher level of debt associated with the acquisition of Columbus. General corporate expense increased for the third quarter and first nine months due to higher employee-related expenses, including the third quarter impact of the universal stock option grant, and favorable adjustments in fiscal 2017 related to both a lower of cost or market inventory reserve and finalizing the sale of Diamond Crystal Brands.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $269 million at the end of the third quarter of fiscal 2018 compared to $633.3 million at the end of the comparable fiscal 2017 period.

Cash provided by operating activities was $743.2 million in the first nine months of fiscal 2018 compared to $531.4 million in the same period of fiscal 2017.  Higher net earnings and improved cash flows from working capital accounts in the first nine months of the year led to the increase.

Cash used in investing activities was $1,096.0 million in the first nine months of fiscal 2018 compared to cash provided by investing activities of $23.8 million in the same period of fiscal 2017.  In the first quarter of fiscal 2018, the Company spent $857.6 million on the acquisition of Columbus.  Capital expenditures in the first nine months of fiscal 2018 increased to $244.0 million from $118.5 million in the comparable period of fiscal 2017.  The Company currently estimates its fiscal 2018 capital expenditures will be approximately $400.0 million.  Key projects include bacon capacity increases in the Wichita, Kansas, facility; a new whole bird facility in Melrose, Minnesota; improvements to the Austin, Minnesota, plant; and projects designed to increase value-added capacity.

Cash provided by financing activities was $177.3 million in the first nine months of fiscal 2018 compared to cash used in financing activities of $336.5 million in the same period of fiscal 2017.  In connection with the purchase of Columbus, the Company borrowed $375.0 million under a term loan facility and $375.0 million under a revolving credit facility, with $280.0 million paid down during the first nine months. The Company repurchased $44.7 million of its common stock in the first nine months of fiscal 2018 compared to $94.5 million repurchased during the same period of the prior year.  For additional information pertaining to the Company’s share repurchase plans or programs, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Cash dividends paid to the Company’s shareholders continue to be an ongoing financing activity for the Company.  Dividends paid in the first nine months of fiscal 2018 were $288.5 million compared to $256.3 million in the comparable period of fiscal 2017.  For fiscal 2018, the annual dividend rate was increased to $0.75 per share, representing the 52nd consecutive annual dividend increase.  The Company has paid dividends for 90 years and expects to continue doing so.

The Company is required by certain covenants in its debt agreements to maintain specified levels of financial ratios and financial position.  At the end of the third quarter of fiscal 2018, the Company was in compliance with all of these debt covenants.

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

Contractual Obligations and Commercial Commitments

The Company records income taxes in accordance with the provisions of ASC 740, Income Taxes. The Company is unable to determine its contractual obligations by year related to this pronouncement, as the ultimate amount or timing of settlement of its reserves for income taxes cannot be reasonably estimated. The total liability for unrecognized tax benefits, including interest and penalties, at July 29, 2018, was $26.0 million.

There have been no other material changes to the information regarding the Company’s future contractual financial obligations previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2017.

Off-Balance Sheet Arrangements

As of July 29, 2018, and October 29, 2017, the Company had $44.4 million and $48.0 million, respectively, of standby letters of credit issued on its behalf.  The standby letters of credit are primarily related to the Company’s self-insured workers compensation programs.  However, that amount includes $2.3 million as of April 29, 2018, and $4.0 million as of October 29, 2017, of revocable standby letters of credit for obligations of an affiliated party that may arise under workers compensation claims.  Letters of credit are not reflected in the Company’s Consolidated Statements of Financial Position.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Hog Markets:  The Company’s earnings are affected by fluctuations in the live hog market.  To minimize the impact on earnings, and to ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 10 years.  Purchased hogs under contract accounted for 96 percent and 95 percent of the total hogs purchased by the Company during the first nine months of fiscal years 2018 and 2017, respectively.  The majority of these contracts use market-based formulas based on hog futures, hog primal values, or industry reported hog markets.  Other contracts use a formula based on the cost of production, which can fluctuate independently from hog markets.  The Company’s value-added branded portfolio helps mitigate changes in hog and pork market prices.  Therefore, a hypothetical 10 percent change in the cash hog market would have had an immaterial effect on the Company’s results of operations.

In the second quarter of fiscal 2017, the Company initiated a hedge program to offset the fluctuations in the Company"s future direct hog purchases. This program currently utilizes lean hog futures, and these contracts are accounted for under cash flow hedge accounting. The fair value of the Company's open futures contracts in this hedging program as of July 29, 2018, was ($10.0) million, compared to $1.7 million, before tax, as of October 29, 2017. The Company measures its market risk exposure on its lean hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for lean hogs. A 10 percent decrease in the market price for lean hogs would have negatively impacted the fair value of the Company's July 29, 2018, open lean hog contracts by $4.0 million, which in turn would lower the Company's future cost on purchased hogs by a similar amount.

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

To reduce the Company’s exposure to changes in grain prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future direct grain purchases.  This program currently utilizes corn futures for JOTS, and these contracts are accounted for under cash flow hedge accounting.  The fair value of the Company’s open futures contracts as of July 29, 2018, was $(1.5) million compared to $(2.2) million, before tax, as of October 29, 2017.  The Company measures its market risk exposure on its grain futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain.  A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s July 29, 2018, open grain contracts by $7.0 million, which in turn would lower the Company’s future cost on purchased grain by a similar amount.

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

Investments:  The Company has corporate-owned life insurance policies classified as trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans.  As of July 29, 2018, the balance of these securities totaled $138.9 million compared to $128.5 million as of October 29, 2017.  A majority of these securities represent fixed income funds.  The Company is subject to market risk due to fluctuations in the value of the remaining investments, as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis.  A 10 percent decline in the value of the investments not held in fixed income funds would have a direct negative impact to the Company’s pretax earnings of approximately $4.5 million, while a 10 percent increase in value would have a positive impact of the same amount.

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
During the third quarter of fiscal 2018, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is a party to various legal proceedings related to the on-going operation of its business, including claims both by and against the Company.  At any time, such proceedings typically involve claims related to product liability, contract disputes, intellectual property, competition laws, employment practices, or other actions brought by employees, consumers, competitors, or suppliers.  The Company establishes accruals for its potential exposure, as appropriate, for claims against the Company when losses become probable and reasonably estimable.  However, future developments or settlements are uncertain and may require the Company to change such accruals as proceedings progress.  Resolution of any currently known matters, either individually or in the aggregate, is not expected to have a material effect on the Company’s financial condition, results of operations, or liquidity.

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

The Company's business may be adversely affected by changes in national or global economic conditions, including inflation, interest rates, foreign trade, availability of capital, energy availability and costs (including fuel surcharges), and the effects of governmental initiatives to manage economic conditions. Decreases in consumer spending rates and shifts in consumer product preferences could also negatively impact the Company.

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

The Company is subject to risks associated with the outbreak of disease in pork and beef livestock, and poultry flocks, such as Porcine Epidemic Diarrhea Virus (PEDv) and Highly Pathogenic Avian Influenza (HPAI). The outbreak of disease could adversely affect the Company’s supply of raw materials, increase the cost of production, reduce utilization of the Company’s harvest facilities, and reduce operating margins. Additionally, the outbreak of disease may hinder the Company’s ability to market and sell products both domestically and internationally. The Company has developed business continuity plans for various disease scenarios and will continue to update these plans as necessary. There can be no assurance given, however, these plans will be effective in eliminating the negative effects of any such diseases on the Company’s operating results.

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

The Company's operations may be adversely impacted if the Company is unable to protect information technology systems against, or effectively respond to, failures, cyber-attacks or security breaches.

Information technology systems are an important part of the Company’s business operations. These information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions, or shutdowns due to any number of reasons such as system failures, viruses, or cyber-attacks. Cyber-attacks and other cyber incidents are occurring with more frequency and greater sophistication. In an attempt to mitigate this risk, the Company has implemented and continues to evaluate security initiatives and business continuity plans.

Deterioration of labor relations or increases in labor costs could harm the Company’s business.

As of July 29, 2018, the Company had approximately 20,400 employees worldwide, of which approximately 4,450 were represented by labor unions, principally the United Food and Commercial Workers Union. A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities or contracted hog processing facilities resulting in work slowdowns or stoppages could harm the Company’s financial results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the Third Quarter of Fiscal 2018

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
April 30, 2018 – June 3, 2018	—	$—	—	9,121,823
June 4, 2018 – July 1, 2018	—	—	—	9,121,823
July 2, 2018 – July 29, 2018	—	—	—	9,121,823
Total	—	$—	—

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

HORMEL FOODS CORPORATION
(Registrant)

Date: September 7, 2018	By	/s/ JAMES N. SHEEHAN
JAMES N. SHEEHAN
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: September 7, 2018	By	/s/ JANA L. HAYNES
JANA L. HAYNES
Vice President and Controller
(Principal Accounting Officer)