Form 10-K
period 2018-10-28
HORMEL FOODS CORP /DE/
filed 2018-12-07
CIK 48465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 28, 2018
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
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes X   No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes      No X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes X   No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  (X)
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer X	Accelerated filer
Non-accelerated filer	Smaller reporting company
Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes      No X
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of April 29, 2018, was $9,908,981,177 based on the closing price of $36.47 on the last business day of the registrant’s most recently completed second fiscal quarter.
As of November 30, 2018, the number of shares outstanding of each of the registrant’s classes of common stock was as follows:
Common Stock, $0.01465 – Par Value 534,595,685 shares
Common Stock Non-Voting, $0.01 Par Value – 0 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held January 29, 2019, are incorporated by reference into Part III, Items 10-14. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Internationally, the Company markets its products through Hormel Foods International Corporation (HFIC), a wholly owned subsidiary.  HFIC has a global presence in the international marketplace through joint ventures and placement of personnel in strategic foreign locations such as Australia, Brazil, Canada, China, Japan, and the Philippines.  HFIC has a minority position in a food company in the Philippines (The Purefoods-Hormel Company, Inc., 40% holding).

On August 16, 2018, the Company entered into a definitive agreement to sell its Fremont, Nebraska, processing facility to WholeStone Farms, LLC. The transaction is subject to customary closing conditions and is expected to be completed in December 2018.

On November 27, 2017, the Company acquired Columbus Manufacturing, Inc. (Columbus), an authentic premium deli meat and salami company, from Chicago-based Arbor Investments, for $857.4 million.  The transaction was funded with cash on hand along with borrowing $375.0 million under a term loan facility and $375.0 million under a revolving credit facility.   Columbus specializes in authentic premium deli meat and salami and allows the Company to enhance its scale in the deli by broadening its portfolio of products, customers, and consumers.

On August 22, 2017, the Company acquired Cidade do Sol (Ceratti) for a purchase price of $103.3 million. The transaction was funded by the Company with cash on hand.  The acquisition of the Ceratti® brand allows the Company to establish a full in-country presence in the fast-growing Brazilian market with a premium brand.

On August 16, 2017, the Company acquired Fontanini Italian Meats and Sausages (Fontanini), a branded foodservice business, from Capitol Wholesale Meats, Inc. for a purchase price of $425.7 million.  The transaction was funded by the Company with cash on hand and by utilizing short-term financing.  Fontanini specializes in authentic Italian meats and sausages, as well as a variety of other premium meat products including pizza toppings and meatballs and allows the Company to expand its foodservice business.

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

On May 9, 2016, the Company completed the sale of Diamond Crystal Brands resulting in proceeds of $110.1 million, net of selling costs.

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

The Company has not been involved in any bankruptcy, receivership, or similar proceedings during its history.  Substantially all the assets of the Company have been acquired in the ordinary course of business. The Company had no other significant change in the type of products produced or services rendered, or in the markets or methods of distribution, since the beginning of the 2018 fiscal year.

(b)  Segments

The Company’s business is reported in four segments: Grocery Products, Refrigerated Foods, Jennie-O Turkey Store (JOTS), and International & Other.  Net sales to unaffiliated customers, operating profit, total assets, and the presentation of certain other financial information by segment, are reported in Note P of the Notes to Consolidated Financial Statements and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(c)  Description of Business

Products and Distribution
The Company’s products primarily consist of meat and other food products.  The meat products are sold fresh, frozen, cooked, and canned.  The percentages of total revenues contributed by classes of similar products for the last three fiscal years are as follows:

	Fiscal Year Ended
	October 28, 2018	October 29, 2017	October 30, 2016
Perishable	55.9%	53.7%	53.1%
Poultry	19.3%	19.1%	20.5%
Shelf-stable	18.5%	20.2%	18.2%
Miscellaneous	6.3%	7.0%	8.2%
Total	100.0%	100.0%	100.0%

Reporting of revenues from external customers is based on similarity of products, as the same or similar products are sold across multiple distribution channels such as retail, foodservice, or international.  Revenues reported are based on financial information used to produce the Company’s general-purpose financial statements.

The Perishable category includes fresh meats, frozen items, refrigerated meal solutions, sausages, hams, guacamole, and bacon (excluding Jennie-O Turkey Store) products.  Shelf-stable includes canned luncheon meats, peanut butter, chilies, shelf-stable microwaveable meals, hash, stews, flour and corn tortillas, salsas, tortilla chips, and other items that do not require refrigeration.  The Poultry category is composed primarily of JOTS products.  The Miscellaneous category primarily consists of nutritional food products and supplements, dessert and drink mixes, and industrial gelatin products.

Domestically, the Company sells its products in all 50 states.  The Company’s products are sold through its sales personnel, operating in assigned territories or as dedicated teams serving major customers, coordinated from sales offices located in most of the larger U.S. cities. The Company also utilizes independent brokers and distributors.  As of October 28, 2018, the Company had approximately 1,030 sales personnel engaged in selling its products.  Distribution of products to customers is primarily by common carrier.

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

The majority of the hogs harvested by the Company are purchased under supply contracts from producers located principally in Minnesota, Iowa, Nebraska, and Kansas.  The cost of hogs and the utilization of the Company’s facilities are affected by both the level and the methods of pork production in the United States.  The Company uses supply contracts to ensure a stable supply of raw materials.  The Company’s contracts are based on market-based formulas and/or markets of certain swine production inputs, to better balance input costs with customer pricing, and all contract costs are fully reflected in the Company’s reported financial statements.  In fiscal 2018, the Company purchased 96 percent of its hogs under supply contracts.  The Company also procures a portion of its hogs through farms it either owns or operates in Colorado.

In fiscal 2018, JOTS raised turkeys representing approximately 76 percent of the volume needed to meet its raw material requirements for branded turkey products and whole birds.  Turkeys not sourced within the Company are contracted with independent turkey growers. JOTS’ turkey-raising farms are located throughout Minnesota and Wisconsin.

Production costs in raising hogs and turkeys are subject primarily to fluctuations in feed grain prices and fuel costs.  To manage this risk, the Company hedges a portion of its anticipated purchases of grain using futures contracts.

Additionally, the cost and supply of avocados, peanuts, whey, and natural and organic protein are impacted by the changing market forces of supply and demand, which can impact the cost of the Company’s products. The Company uses long-term supply contracts and forward buying in an attempt to manage these risks.

Manufacturing
The Company has one plant that harvests hogs for processing. Quality Pork Processors, Inc. of Dallas, Texas, operates the harvesting facility in Austin, Minnesota, under a custom harvesting arrangement.  The Company currently has seven turkey harvest and processing operations, and 30 facilities that produce and distribute other manufactured items.  Albert Lea Select Foods, Inc. operates the processing facility in Albert Lea, Minnesota, under a custom manufacturing agreement.  Company products are also custom manufactured by several other companies.  The following are the Company’s larger custom manufacturers: Abbyland Foods, Inc., Abbotsford, Wisconsin; Agropur Division Natrel USA, Maplewood, Minnesota; Algood Food Company, Louisville, Kentucky; Cargill Meat Solutions, Minneapolis, MN; Cooper Farms, Van Wert, Ohio: Deitz & Watson, Inc., Philadelphia, Pennsylvania; Harris Ranch Beef Company, Gilroy, California; HP Hood LLC, Lynnfield, Massachusetts; OSI Industries LLC, Chicago, Illinois; Reichel Foods, Inc., Rochester, Minnesota; Reser’s Fine Foods, Topeka, Kansas; and Steuben Foods, Jamaica, New York.  Exel, Inc., based in Westerville, Ohio, operates distribution centers for the Company in Dayton, Ohio, and Osceola, Iowa.

Patents and Trademarks
There are numerous patents and trademarks important to the Company’s business.  The Company holds 45 U.S. issued and 9 foreign patents.  Most of the trademarks are registered.  Some of the more significant owned or licensed trademarks used by the Company or its affiliates are:

HORMEL, ALWAYS TENDER, APPLEGATE, AUSTIN BLUES, BACON 1, BLACK LABEL, BREAD READY, BURKE, CAFÉ H, CERATTI, CHI-CHI’S, COLUMBUS, COMPLEATS, CURE 81, CYTOSPORT, DAN’S PRIZE, DI LUSSO, DINTY MOORE, DON MIGUEL, DOÑA MARIA, EMBASA, EVOLVE, FAST ‘N EASY, FIRE BRAISED, FONTANINI, HERDEZ, HORMEL GATHERINGS, HORMEL VITAL CUISINE, HOUSE OF TSANG, JENNIE-O, JUSTIN’S, LA VICTORIA, LAYOUT, LLOYD’S, MARY KITCHEN, MUSCLE MILK, NATURAL CHOICE, OLD SMOKEHOUSE, OVEN READY, PILLOW PACK, RANGE BRAND, ROSA GRANDE, SKIPPY, SPAM, SPECIAL RECIPE, THICK & EASY, VALLEY FRESH, and WHOLLY GUACAMOLE.

The Company’s patents expire after a term that is typically 20 years from the date of filing, with earlier expiration possible based on the Company’s decision to pay required maintenance fees.  As long as the Company intends to continue using its trademarks, they are renewed indefinitely.

Customers and Backlog Orders
During fiscal 2018, sales to Walmart Inc. (Walmart) represented approximately 13.6 percent of the Company’s revenues (measured as gross sales less returns and allowances), compared to 14.4 percent in fiscal 2017.  Walmart is a customer for all four segments of the Company.  The five largest customers in each segment make up approximately the following percentage of segment sales: 42 percent of Grocery Products, 38 percent of Refrigerated Foods, 42 percent of JOTS, and 18 percent of International & Other.  The loss of one or more of the top customers in any of these segments could have a material adverse effect on the results of such segment.  Backlog orders are not significant due to the perishable nature of a large portion of the products.  Orders are accepted and shipped on a current basis.

Competition
The production and sale of meat and food products in the United States and internationally are highly competitive.  The Company competes with manufacturers of pork and turkey products, as well as national and regional producers of other meat and protein sources, such as beef, chicken, fish, peanut butter, and whey.  The Company believes its largest domestic competitors for its Refrigerated Foods segment in 2018 were Tyson Foods, Inc. and Smithfield Foods, Inc.; for its Grocery Products segment, Conagra Brands, Inc., General Mills, Inc., Campbell Soup Co., J. M. Smucker Co., and Treehouse Foods Inc.; and for JOTS, Cargill, Inc. and Butterball, LLC.

All segments compete on the basis of price, product quality and attributes, brand identification, breadth of product line, and customer service.  Through aggressive marketing and strong quality assurance programs, the Company’s strategy is to provide higher quality products that possess strong brand recognition, which would then support higher value perceptions from customers.

Employees
As of October 28, 2018, the Company had approximately 20,100 active domestic and foreign employees.

(e) Available Information

The Company makes available, free of charge on its Web site at www.hormelfoods.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  These reports are accessible under the caption, “Investors – Filings & Reports – SEC Filings” on the Company’s Web site and are available as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The documents are also available in print, free of charge, to any stockholder who requests them.

(f) Executive Officers of the Registrant

		CURRENT OFFICE AND PREVIOUS
NAME	AGE	FIVE YEARS EXPERIENCE	DATES
James P. Snee	51	Chairman of the Board, President and Chief Executive Officer	11/20/17 to Present
		President and Chief Executive Officer	10/31/16 to 11/19/17
		President and Chief Operating Officer	10/26/15 to 10/30/16
		Group Vice President/President Hormel Foods International Corporation	10/29/12 to 10/25/15

James N. Sheehan	63	Senior Vice President and Chief Financial Officer	10/31/16 to Present
		Vice President and Chief Accounting Officer	05/30/16 to 10/30/16
		Vice President and Controller	05/01/00 to 05/29/16

Thomas R. Day	60	Executive Vice President (Refrigerated Foods)	2/12/18 to Present
		Group Vice President (Refrigerated Foods)	10/28/13 to 2/11/18

Glenn R. Leitch	58	Executive Vice President (Supply Chain)	12/04/17 to Present
		Group Vice President/President Jennie-O Turkey Store, Inc.	10/31/11 to 12/03/17

Deanna T. Brady	53	Group Vice President/President Consumer Product Sales	10/26/15 to Present
		Group Vice President (Foodservice)	10/28/13 to 10/25/15

Luis G. Marconi	52	Group Vice President (Grocery Products)	10/31/16 to Present
		Vice President (Grocery Products Marketing)	03/05/12/to 10/30/16

James M. Splinter	56	Group Vice President (Corporate Strategy)	10/31/16 to Present
		Group Vice President (Grocery Products)	11/01/10 to 10/30/16

Larry L. Vorpahl	55	Group Vice President/President Hormel Foods International Corporation	10/26/15 to Present
		Group Vice President/President Consumer Products Sales	10/31/05 to 10/25/15

Mark A. Coffey	56	Senior Vice President (Supply Chain and Manufacturing)	03/28/17 to Present
		Vice President (Supply Chain)	02/06/17 to 03/27/17
		Vice President (Affiliated Businesses)	10/31/11 to 02/05/17

Janet L. Hogan	54	Senior Vice President (Human Resources)	03/28/17 to Present
		Vice President (Human Resources)	01/18/17 to 03/27/17
		Senior Vice President (Human Resources), ProQuest LLC	02/02/16 to 01/17/17
		Executive Vice President, Chief Human Resources Officer, Oshkosh Corporation	05/02/14 to 02/01/16
		Vice President (Human Resources), Harsco Corporation	06/01/11 to 05/01/14

Steven J. Lykken	48	Senior Vice President/President Jennie-O Turkey Store, Inc.	12/04/17 to Present
		President Applegate Farms, Inc.	04/11/16 to 12/03/17
		Chief Operating Officer Applegate Farms, Inc.	08/17/15 to 04/10/16
		Senior Vice President Jennie-O Turkey Store, Inc. (Commodity/ Supply Chain)	06/06/11 to 08/16/15

Lori J. Marco	51	Senior Vice President (External Affairs) and General Counsel	03/30/15 to Present
		Vice President (External Affairs) and General Counsel	01/24/11 to 03/29/15

Kevin L. Myers, Ph.D.	53	Senior Vice President (Research and Development and Quality Control)	03/30/15 to Present
		Vice President (Research and Development)	10/28/13 to 03/29/15

Jana L. Haynes	46	Vice President and Controller	05/30/16 to Present
		Director of Investor Relations	10/28/13 to 05/29/16

Gary L. Jamison	53	Vice President and Treasurer	5/30/16 to Present
		Vice President and Chief Financial Officer Jennie-O Turkey Store, Inc.	12/31/12 to 05/29/16

No family relationship exists among the executive officers.

Executive officers are designated annually by the Board of Directors at the first meeting following the Annual Meeting of Stockholders.  Vacancies may be filled and additional officers elected at any time. The May 2018 bylaw amendments delegated to the Company’s Chief Executive Officer the authority to appoint and remove Vice Presidents (other than Executive Vice Presidents, Group Vice Presidents, and Senior Vice Presidents).

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

The live hog industry has evolved to large, vertically-integrated operations using long-term supply agreements. This has resulted in fewer hogs being available on the cash spot market. Consequently, the Company uses long-term supply contracts based on market-based formulas or the cost of production to ensure a stable supply of raw materials while minimizing extreme fluctuations in costs over the long-term. This may result, in the short-term, in higher live hog costs compared to the cash spot market depending on the relationship of the cash spot market to contract prices. Market-based pricing on certain product lines, and lead time required to implement pricing adjustments, may prevent all or part of these cost increases from being recovered, and these higher costs could adversely affect our short-term financial results.

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
The Company is subject to risks associated with the outbreak of disease in pork and beef livestock, and poultry flocks, including African Swine Fever (ASF), Bovine Spongiform Encephalopathy (BSE), pneumo-virus, Porcine Circovirus 2 (PCV2), Porcine Reproduction & Respiratory Syndrome (PRRS), Foot-and-Mouth Disease (FMD), Porcine Epidemic Diarrhea Virus (PEDv), and Highly Pathogenic Avian Influenza (HPAI). The outbreak of disease could adversely affect the Company’s supply of raw materials, increase the cost of production, reduce utilization of the Company’s harvest facilities, and reduce operating margins. Additionally, the outbreak of disease may hinder the Company’s ability to market and sell products both domestically and internationally. The Company has developed business continuity plans for various disease scenarios and will continue to update these plans as necessary. There can be no assurance given, however, these plans will be effective in eliminating the negative effects of any such diseases on the Company’s operating results.

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

Deterioration of labor relations or increases in labor costs could harm the Company’s business. As of October 28, 2018, the Company had approximately 20,100 employees worldwide, of which approximately 4,450 were represented by labor unions, principally the United Food and Commercial Workers Union. A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities or contracted hog processing facilities resulting in work slowdowns or stoppages could harm the Company’s financial results. Union contracts at the Company's facilities in Algona, Iowa; Atlanta, Georgia; Austin, Minnesota; and Beloit, Wisconsin will expire during fiscal 2019, covering approximately 2,300 employees. Negotiations have not yet been initiated.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Location	Principal Segment (1)	Approximate Area (Square Feet, Unless Noted)	Owned or Leased	Lease Expiration Date
Harvest and Processing Plants
Austin, Minnesota	Refrigerated Foods	1,464,000	Owned
	Grocery Products
	International & Other
Barron, Wisconsin	JOTS	425,000	Owned
Faribault, Minnesota	JOTS	191,000	Owned
Melrose, Minnesota	JOTS	550,000	Owned
Willmar, Minnesota	JOTS	339,000	Owned

Processing Plants
Albert Lea, Minnesota	Refrigerated Foods	82,000	Owned
Algona, Iowa	Refrigerated Foods	154,000	Owned
Alma, Kansas	Refrigerated Foods	62,000	Owned
Aurora, Illinois	Grocery Products	141,000	Owned
Beijing, China	International & Other	95,000	80% Owned
Beloit, Wisconsin	Grocery Products	341,000	Owned
Browerville, Minnesota	Refrigerated Foods	109,000	Owned
Dubuque, Iowa	Grocery Products	344,000	Owned
Hayward, California	Refrigerated Foods	128,000	Leased	August 2032
Hayward, California	Refrigerated Foods	67,000	Leased	May 2021

Location	Principal Segment (1)	Approximate Area (Square Feet, Unless Noted)		Owned or Leased	Lease Expiration Date
Jiaxing, China	International & Other	1,256,000		Owned
Knoxville, Iowa	Refrigerated Foods	135,000		Owned
Lathrop, California	Refrigerated Foods	88,000		Owned
Little Rock, Arkansas	Grocery Products	153,000		Owned
Long Prairie, Minnesota	Refrigerated Foods	92,000		Owned
McCook, Illinois	Refrigerated Foods	177,000		Owned
Mendota Heights, Minnesota	Refrigerated Foods	85,000		Owned
Montevideo, Minnesota	JOTS	89,000		Owned
Nevada, Iowa	Refrigerated Foods	239,000		Owned
Osceola, Iowa	Refrigerated Foods	382,000		Owned
Pelican Rapids, Minnesota	JOTS	375,000		Owned
Quakertown, Pennsylvania	Grocery Products	13,000		Owned
Rochelle, Illinois	Refrigerated Foods	409,000		Owned
	Grocery Products
Sparta, Wisconsin	Grocery Products	397,000		Owned
Tucker, Georgia	Grocery Products	259,000		Owned
	Refrigerated Foods
Vinhedo, Brazil	International & Other	422,000		Leased	June 2024
Weifang, China	International & Other	117,000		Owned
Wichita, Kansas	Refrigerated Foods	247,000		Owned

Warehouse/Distribution Centers
Austin, Minnesota	Refrigerated Foods	72,000		Owned
	Grocery Products
Beijing, China	International & Other	17,000		Leased	June 2019
		8,000		Leased	December 2018
Dayton, Ohio	Refrigerated Foods	141,000		Owned
	Grocery Products
Eldridge, Iowa	Grocery Products	424,000		Leased	July 2019
Hayward, California	Refrigerated Foods	41,000		Leased	May 2021
Hayward, California	Refrigerated Foods	8,000		Leased	August 2032
Jiaxing, China	International & Other	54,000		Leased	August 2021
Osceola, Iowa	Refrigerated Foods	235,000		Owned
Sparta, Wisconsin	Grocery Products	50,000		Leased	April 2020
Willmar, Minnesota	JOTS	123,000		Owned
		5,000		Leased	September 2019

Hog Production Facilities
Las Animas, Colorado	Refrigerated Foods	815,000		Owned

Hatcheries
Barron, Wisconsin	JOTS	29,000		Owned
Detroit Lakes, Minnesota	JOTS	27,000		Owned
Henning, Minnesota	JOTS	22,000		Owned

Feed Mills
Atwater, Minnesota	JOTS	19,000		Owned
Barron, Wisconsin	JOTS	26,000		Owned
Dawson, Minnesota	JOTS	37,000		Owned
Faribault, Minnesota	JOTS	25,000		Owned
Henning, Minnesota	JOTS	5,000		Owned
Northfield, Minnesota	JOTS	17,000		Owned
Perham, Minnesota	JOTS	26,000		Owned
Swanville, Minnesota	JOTS	29,000		Owned

Turkey Farms
Minnesota and Wisconsin	JOTS	13,700	(2)	Owned

Research and Development
Austin, Minnesota	All Segments	136,000		Owned
Willmar, Minnesota	JOTS	10,000		Owned

Location	Principal Segment (1)	Approximate Area (Square Feet, Unless Noted)	Owned or Leased	Lease Expiration Date
Administrative Offices
Austin, Minnesota	All Segments	292,000	Owned
Beijing, China	International & Other	4,000	Leased	May 2019
Boulder, Colorado	Grocery Products	7,000	Leased	August 2019
Bridgewater, New Jersey	Refrigerated Foods	29,000	Leased	January 2024
Gainesville, Georgia	Refrigerated Foods	5,000	Leased	November 2019
Hayward, California	Refrigerated Foods	17,000	Leased	May 2021
Hayward, California	Refrigerated Foods	12,000	Leased	August 2032
Las Animas, Colorado	Refrigerated Foods	2,000	Leased	July 2019
Moorabbin, Australia	International & Other	2,000	Leased	September 2025
Shanghai, China	International & Other	22,000	Leased	October 2023
Vinhedo, Brazil	International & Other	3,000	Leased	October 2020
Walnut Creek, California	Grocery Products	22,000	Leased	April 2023
Willmar, Minnesota	JOTS	56,000	Owned

(1)  Many of the Company’s properties are not exclusive to any one segment, and a few of the properties are utilized in all four segments. For locations that support multiple segments, but with a substantial percentage of activity attributable to certain segments, only the principal segments have been listed.
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

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information
Hormel Foods Corporation’s common stock is traded on the New York Stock Exchange under the symbol HRL. The CUSIP number is 440452100.

Holders
There are approximately 12,600 record stockholders and 126,900 stockholders whose shares are held in street name by brokerage firms and financial institutions.

Issuer purchases of equity securities in the fourth quarter of fiscal 2018 are shown below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 30, 2018 – September 2, 2018	-	-	-	9,121,823
September 3, 2018 – September 30, 2018	-	-	-	9,121,823
October 1, 2018 – October 28, 2018	54,667	$39.45	54,667	9,067,156
Total	54,667	$39.45	54,667

(1) On January 31, 2013, the Company announced its Board of Directors had authorized the repurchase of 10,000,000 shares of its common stock with no expiration date.  The repurchase program was authorized at a meeting of the Company’s Board of Directors on January 29, 2013.  On November 23, 2015, the Board of Directors authorized a two-for-one split of the Company’s common stock.  As part of the resolution to approve that stock split, the number of shares remaining to be repurchased was adjusted proportionately.  The stock split was subsequently approved by stockholders at the Company’s Annual Meeting on January 26, 2016, and effected January 27, 2016.  All numbers in the table above reflect the impact of this stock split.

Shareholder return performance graph
The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend-reinvested basis, for the Company, the S&P 500 Index, and the S&P 500 Packaged Foods & Meats Index for the five years ended October 26, 2018. The graph assumes $100 was invested in each, as of the market close on October 28, 2013. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Item 6.  SELECTED FINANCIAL DATA

The information set forth below for the five years ended October 28, 2018, is not necessarily indicative of results of future operations, and should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Part II, Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below.

(in thousands, except per share amounts)	2018	2017	2016*	2015**	2014**
Operations
Net Sales	$9,545,700	$9,167,519	$9,523,224	$9,263,863	$9,316,256
Net Earnings	1,012,582	847,103	890,517	687,264	606,026
Net Earnings Attributable to Hormel Foods Corporation	1,012,140	846,735	890,052	686,088	602,677
% of net sales	10.60%	9.24%	9.35%	7.41%	6.47%
EBIT(1)	1,198,479	1,280,101	1,323,430	1,066,144	928,271
% of net sales	12.56%	13.96%	13.90%	11.51%	9.96%
EBITDA(2)	1,360,337	1,411,078	1,455,398	1,199,578	1,058,315
% of net sales	14.25%	15.39%	15.28%	12.95%	11.36%
Return on Invested Capital (3)	16.50%	16.35%	19.04%	15.62%	15.79%
Financial Position
Total Assets	$8,142,292	$6,975,908	$6,370,067	$6,139,831	$5,455,619
Long-term Debt less Current Maturities	624,840	250,000	250,000	250,000	250,000
Hormel Foods Corporation Shareholders’ Investment	5,600,811	4,935,907	4,448,006	3,998,198	3,605,678
Selected Cash Flow Data
Depreciation and Amortization	$161,858	$130,977	$131,968	$133,434	$130,044
Capital Expenditures	389,607	221,286	255,524	144,063	159,138
Acquisitions of Businesses	857,668	520,463	280,889	770,587	466,204
Share Repurchase	46,898	94,487	87,885	24,928	58,937
Dividends Paid	388,107	346,010	296,493	250,834	203,156
Common Stock
Weighted-Average Shares Outstanding – Basic	530,742	528,363	529,290	528,143	527,624
Weighted-Average Shares Outstanding – Diluted	543,869	539,116	542,473	541,002	540,431
Earnings per Share – Basic	$1.91	$1.60	$1.68	$1.30	$1.14
Earnings per Share – Diluted	1.86	1.57	1.64	1.27	1.12
Dividends per Share	0.75	0.68	0.58	0.50	0.40
Hormel Foods Corporation Shareholders’ Investment Per Share	10.49	9.34	8.42	7.57	6.84

The Company provides EBIT, EBITDA, and Return on Invested Capital because these measures are useful to investors as indicators of operating strength and performance relative to prior years and are typically used to benchmark our Company’s performance against other companies in our industry. Management uses EBIT as a component of certain executive incentive plans but does not utilize EBITDA for any material purpose. These measures are calculated as follows:

(in thousands)	2018	2017	2016*	2015	2014
(1) EBIT:
Net Earnings Attributable to Hormel Foods Corporation	$1,012,140	$846,735	$890,052	$686,088	$602,677
Plus: Income Tax Expense	168,702	431,542	426,698	369,879	316,126
Plus: Interest Expense	26,494	12,683	12,871	13,111	12,704
Less: Interest and Investment Income	8,857	10,859	6,191	2,934	3,236
EBIT	$1,198,479	$1,280,101	$1,323,430	$1,066,144	$928,271
(2) EBITDA:
EBIT per (1) above	1,198,479	1,280,101	1,323,430	1,066,144	928,271
Plus: Depreciation and Amortization	161,858	130,977	131,968	133,434	130,044
EBITDA	$1,360,337	$1,411,078	$1,455,398	$1,199,578	$1,058,315
(3) Return on Invested Capital:
EBIT per (1) above	1,198,479	1,280,101	1,323,430	1,066,144	928,271
X (1 – Effective Tax Rate***)	85.71%	66.24%	67.59%	64.97%	65.59%
After-tax EBIT	$1,027,336	$848,067	$894,506	$692,674	$608,887
Divided by:
Total Debt	624,840	250,000	250,000	435,000	250,000
Hormel Foods Corporation Shareholders’ Investment	5,600,811	4,935,907	4,448,006	3,998,198	3,605,678
Total Debt and Shareholders’ Investment	$6,225,651	$5,185,907	$4,698,006	$4,433,198	$3,855,678
Return on Invested Capital	16.50%	16.35%	19.04%	15.62%	15.79%

* Fiscal 2016 included 53 weeks.
** Shares and per share figures have been restated to reflect the two-for-one stock split distributed on February 9, 2016.
*** Excluding earnings attributable to noncontrolling interests.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Executive Overview

Fiscal 2018: The Company delivered record sales and earnings. The impact of the Tax Cuts and Jobs Act (Tax Act) along with strong performances by Refrigerated Foods and International & Other contributed to these results. These factors were able to offset continued weakness at JOTS, higher freight costs, and reduced sales and profitability from the CytoSport and contract manufacturing business in Grocery Products. Sales for the year were $9.5 billion, a 4 percent increase from last year. Organic net sales1 were down 1%. Diluted earnings per share for fiscal 2018 were $1.86, an 18 percent increase compared to $1.57 per share last year. Adjusted diluted earnings per share1 were $1.89, a 20 percent increase. Fiscal 2018 net earnings attributable to the Company increased 20 percent to $1,012.1 million, compared to net earnings of $846.7 million last year. (1see explanation of non-GAAP financial measures in the Consolidated Results section).

Refrigerated Foods segment results exceeded last year with contributions from the Columbus and Fontanini acquisitions. Strength in value-added products such as Hormel® Natural Choice® and Hormel® FirebraisedTM Meats overcame lower commodity profits and higher freight expense. International & Other segment results surpassed last year due to strong growth from the China business, which benefited from lower input costs and the addition of the Ceratti acquisition. The JOTS segment continued to be negatively impacted by industry oversupply leading to low commodity prices in addition to increased freight. At the beginning of fiscal 2018, the Specialty Foods segment was merged into the Grocery Products segment. Despite sales growth of Wholly Guacamole® dips and Herdez® salsas, Grocery Products segment financial performance was down from fiscal 2017 as profits were impacted by weakness in the Company's contract manufacturing business, an impairment of the CytoSport trademark, and increased freight.

Our Company continued to generate record operating cash flows, which were reinvested into the business through acquisitions and capital expenditures while returning cash back to shareholders in the form of dividends and share repurchases. We completed the acquisition of Columbus, an authentic, premium deli meat and salami company, for $857.4 million. This strategic acquisition positions us as a total deli solutions provider and enhances our other strong deli brands such as Hormel®, Jennie-O®, Applegate®, and DiLusso®. In connection with the acquisition, the Company borrowed $375.0 million under a term loan facility and $375.0 million under a revolving credit facility. As of the close of the year, we repaid the short-term debt. The annual dividend for 2019 will be $0.84 per share and marks the 53rd consecutive year of dividend increases, representing an increase of 12 percent after a 10 percent increase in fiscal 2018. We repurchased 1.4 million shares of common stock in fiscal 2018, spending $46.9 million.

Fiscal 2019 Outlook: We expect to grow sales and operating profits in fiscal 2019, with each segment contributing to growth. Momentum in branded, value-added businesses within Refrigerated Foods, especially foodservice and our newly created deli division, should more than offset the expected decline in commodity profits, increased freight, and expenses associated with the divestiture of the Fremont facility. Innovation from brands including Hormel® Bacon 1TM, Hormel® Natural Choice®, and Hormel® Fire BraisedTM meats is expected to provide incremental growth. The contributions from branded items such as the SPAM® family of products, Wholly Guacamole® dips, Herdez® salsas, and Muscle Milk are expected to drive improved Grocery Products results. We expect the JOTS segment to return to growth as industry conditions improve. We anticipate value-added sales and volume growth led by Jennie-O® lean ground turkey and Jennie-O® Oven Ready® items. The International & Other segment plans to grow sales and earnings in both the China and Brazil businesses and expects to increase sales of the SPAM® and Skippy® families of products. Additionally, our supply chain organization is expected to provide cost reductions in numerous areas across the supply chain.

On December 3, 2018, the Company completed the sale of the Fremont processing facility with WholeStone Farms. The transaction included a processing facility and a multiyear agreement to supply the Company pork raw materials. Up until the date of sale, this facility manufactured and harvested hogs for processing.

We plan to support our numerous iconic brands with continued advertising in fiscal 2019. Strong cash flow, along with a solid balance sheet, will enable us to continue to return cash to shareholders while investing capital into our value-added businesses.

Critical Accounting Policies

This discussion and analysis of financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates, on an ongoing basis, its estimates for reasonableness as changes occur in its business environment. The Company bases its estimates on experience, the use of independent third-party specialists, and various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those reflective of significant judgments, estimates, and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company believes the following are its critical accounting policies:

Revenue Recognition: The Company recognizes sales when title passes upon delivery of its products to customers, net of applicable provisions for discounts, returns, and allowances. Products are delivered upon receipt of customer purchase orders with acceptable terms, including price and reasonably assured collectability.

The Company offers various sales incentives to customers and consumers. Incentives offered off-invoice include prompt pay allowances, will call allowances, spoilage allowances, and temporary price reductions. These incentives are recognized as reductions of revenue at the time title passes. Coupons are used as an incentive for consumers to purchase various products. The coupons reduce revenues at the time they are offered, based on estimated redemption rates. Promotional contracts are performed by customers to promote the Company’s products to consumers. These incentives reduce revenues at the time of performance through direct payments and accrued promotional funds. Accrued promotional funds are unpaid liabilities for promotional contracts in process or completed at the end of a quarter or fiscal year. Promotional contractual accruals are based on agreements with customers for defined performance. The liability relating to these agreements is based on a review of the outstanding contracts on which performance has taken place but which the promotional payments relating to such contracts remain unpaid as of the end of the fiscal year. The level of customer performance and the historical spend rate versus contracted rates are significant estimates used to determine these liabilities.

Inventory Valuation: The Company values inventories at the lower of cost or net realizable value. For pork inventories, when the carcasses are disassembled and transferred from primal processing to various manufacturing departments, the primal values, as adjusted by the Company for product specifications and further processing, become the basis for calculating inventory values. Turkey raw materials are represented by the deboned meat quantities. The Company values these raw materials using a concept referred to as the “meat cost pool.” The meat cost pool is determined by combining the cost to grow turkeys with processing costs, less any net sales revenue from by-products created from the processing and not used in producing Company products. The Company has developed a series of ratios using historical data and current market conditions (which themselves involve estimates and judgment determinations by the Company) to allocate the meat cost pool to each meat component. Substantially all inventoriable expenses, meat, packaging, and supplies are valued by the average cost method.

Goodwill and Other Indefinite-Lived Intangibles: Estimating the fair value of the Company’s goodwill reporting units and intangible assets requires significant judgement. Accordingly, the Company obtains the assistance of third-party valuation specialists who utilize available historical information along with future expectations to value the assets. Determining the useful life of an intangible asset also requires judgement. Certain acquired brands are expected to have indefinite lives based on their history and the Company’s plans to continue to support and build the brands. Other acquired assets such as customer relationships, are expected to have determinable useful lives.

Indefinite-lived intangible assets are originally recorded at their estimated fair values at the date of acquisition and the residual of the purchase price is recorded to goodwill. Goodwill and other indefinite-lived intangible assets are allocated to reporting units that will receive the related sales and income. Goodwill and indefinite-lived intangible assets are tested annually for impairment, or more frequently if impairment indicators arise.

In conducting the annual impairment test for goodwill, the Company has the option to first assess qualitative factors to determine whether it is more likely than not (> 50% likelihood) the fair value of any reporting unit is less than its carrying amount. If the Company elects to perform a qualitative assessment and determines an impairment is more likely than not, the Company is required to perform a quantitative impairment test. Otherwise, no further analysis is required. Alternatively, the Company may elect not to perform the qualitative assessment and proceed directly to the quantitative impairment test.

Prior to the fourth quarter of fiscal 2017, if the carrying value of a reporting unit exceeded its fair value, the Company completed the second step of the test to determine the amount of goodwill impairment loss, if any, to be recognized. In the second step, the Company estimated an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including any unrecognized intangible assets). The impairment loss was equal to the excess of the carrying value of the goodwill over the implied fair value of that goodwill. In the fourth quarter of fiscal 2017, the Company adopted Accounting Standards Update (ASU) 2017-04, Simplifying the Test for Goodwill Impairment. As a result, the Company recognizes an impairment loss equal to the difference between the carrying value and estimated fair value of the reporting unit if the carrying value of a reporting unit exceeds its fair value.

In conducting a qualitative assessment, the Company analyzes actual and projected growth trends for net sales, gross margin, and segment profit for each reporting unit, as well as historical performance versus plan and the results of prior quantitative tests performed. Additionally, the Company assesses critical areas that may impact its business, including macroeconomic conditions and the related impact, market-related exposures, any plans to market for sale all or a portion of their business, competitive changes, new or discontinued product lines, changes in key personnel, or any potential risks to their projected financial results.

If performed, the quantitative goodwill impairment test is performed at the reporting unit level. First, the fair value of each reporting unit is compared to its corresponding carrying value, including goodwill. The fair value of each reporting unit is estimated using discounted cash flow valuations (Level 3), which incorporate assumptions regarding future growth rates, terminal values, and discount rates. The estimates and assumptions used consider historical performance and are consistent with the assumptions used in determining future profit plans for each reporting unit, which are approved by the Company’s Board of Directors. If the quantitative assessment results in the carrying value exceeding the fair value of any reporting unit, then the results from the quantitative analysis will be relied upon to determine both the existence and amount of goodwill impairment. An impairment loss will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.

During the fourth quarter of fiscal 2018, the Company completed its annual goodwill impairment tests and elected to perform a qualitative assessment. As a result of the qualitative testing during fiscal 2018 and 2016 and quantitative testing during fiscal 2017, no material goodwill impairment charges were recorded. An immaterial impairment charge was recorded in the second quarter of fiscal 2016 for the Company's Diamond Crystal Brands (DCB) business based on the agreed-upon sales price for the business.

In conducting the annual impairment test for its indefinite-lived intangible assets, the Company first performs a qualitative assessment to determine whether it is more likely than not (> 50% likelihood) that an indefinite-lived intangible asset is impaired. If the Company concludes this is the case, then a quantitative test for impairment must be performed. Otherwise, the Company does not need to perform a quantitative test.

In conducting the initial qualitative assessment, the Company analyzes growth rates for historical and projected net sales and the results of prior quantitative tests performed. Additionally, the Company assesses critical areas that may impact its intangible assets or the applicable royalty rates to determine if there are factors that could indicate impairment of the asset.

If performed, the quantitative impairment test compares the fair value to the carrying value of the indefinite-lived intangible asset. The fair value of indefinite-lived intangible assets is primarily determined on the basis of estimated discounted value, using the relief from royalty method (Level 3). This method incorporates assumptions regarding future sales projections and discount rates. If the carrying value exceeds fair value, the indefinite-lived intangible asset is considered impaired and an impairment charge is recorded. Even if not required, the Company periodically elects to perform the quantitative test in order to confirm the qualitative assessment.

During the 2017 annual impairment review, the Company completed a quantitative assessment of indefinite-lived intangible assets. As a result of the review, no material impairment charges were recorded; however, four trademarks were determined to have fair values exceeding their carrying values by less than a 10 percent margin. Due to the lack of excess value of these assets, the Company elected to test these assets using a quantitative analysis during fiscal 2018. For all other indefinite-lived intangible assets, the Company tested the assets using a qualitative analysis. During the qualitative review, it was determined that further assessment in the form of a quantitative test was necessary for two additional indefinite-lived intangible assets. In total, the Company performed a quantitative test for six trademarks in fiscal 2018, one of which was determined to be impaired. During the fourth quarter of fiscal 2018, a $17.3 million intangible asset impairment charge was recorded for the CytoSport trademark. As a result of the 2018 quantitative test, one trademark was determined to have fair value exceeding its carrying value by approximately a 10 percent margin. See additional discussion regarding the Company’s goodwill and intangible assets in Note D. During fiscal years 2018, 2017, and 2016, there were no other material remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

Employee Benefit Plans: The Company incurs expenses relating to employee benefits, such as noncontributory defined benefit pension plans and post-retirement health care benefits. In accounting for these employment costs, management must make a variety of assumptions and estimates including mortality rates, discount rates, overall compensation increases, expected return on plan assets, and health care cost trend rates. The Company considers historical data as well as current facts and circumstances when determining these estimates. The Company uses third-party specialists to assist management in the determination of these estimates and the calculation of certain employee benefit expenses and the outstanding obligation.

Income Taxes: The Company records income taxes in accordance with the liability method of accounting. Deferred taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax law. Changes in enacted tax rates are reflected in the tax provision as they occur. Due to passage of the Tax Act, the tax provision at the end of fiscal 2018 was provisional. The Company will continue to refine such amounts within the measurement period allowed, which will be completed no later than the first quarter of fiscal 2019.

The Company computes its provision for income taxes based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it operates. Significant judgment is required in evaluating the Company’s tax positions and determining its annual tax provision. While the Company considers all of its tax positions fully supportable, the Company is occasionally challenged by various tax authorities regarding the amount of taxes due. The Company recognizes a tax position in its financial statements when it is more likely than not the position will be sustained upon examination, based on the technical merits of the position. This position is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. A change in judgment related to the expected ultimate resolution of uncertain tax positions will be recognized in earnings in the quarter of such change.

Contingent Liabilities: At any time, the Company may be subject to investigations, legal proceedings, or claims related to the on-going operation of its business, including claims both by and against the Company. Such proceedings typically involve claims related to product liability, contract disputes, wage and hour laws, employment practices, or other actions brought by employees, consumers, competitors, or suppliers. The Company routinely assesses the likelihood of any adverse outcomes related to these matters on a case by case basis, as well as the potential ranges of losses and fees. The Company establishes accruals for its potential exposure, as appropriate, for claims against the Company when losses become probable and reasonably estimable. Where the Company is able to reasonably estimate a range of potential losses, the Company records the amount within that range which constitutes the Company’s best estimate. The Company also discloses the nature and range of loss for claims against the Company when losses are reasonably possible and material. These accruals and disclosures are determined based on the facts and circumstances related to the individual cases and require estimates and judgments regarding the interpretation of facts and laws, as well as the effectiveness of strategies or factors beyond our control.

Results of Operations

OVERVIEW

The Company is a processor of branded and unbranded food products for retail, foodservice, and commercial customers. As a result of a business realignment at the beginning of fiscal 2018, the former Specialty Foods segment results are now reported as part of the Grocery products segment. Periods presented herein have been recast to reflect this change. The Company operates in the following four reportable segments:

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

Refrigerated Foods	This segment consists primarily of the processing, marketing, and sale of branded and unbranded pork, beef, chicken, and turkey products for retail, foodservice, deli, and commercial customers.

Jennie-O Turkey Store	This segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for retail, foodservice, and commercial customers.

International & Other
This segment includes Hormel Foods International, which manufactures, markets, and sells Company products internationally. This segment also includes the results from the Company’s international joint ventures and royalty arrangements.

The Company’s fiscal year consisted of 52 weeks in fiscal years 2018 and 2017. Fiscal 2016 consisted of 53 weeks.

FISCAL YEARS 2018 AND 2017:

Consolidated Results

Net Earnings and Diluted Earnings per Share

	Fourth Quarter Ended			Year Ended
(in thousands, except per share amounts)	October 28, 2018	October 29, 2017	% Change	October 28, 2018	October 29, 2017	% Change
Net earnings	$261,406	$218,154	19.8	$1,012,140	$846,735	19.5
Diluted earnings per share	0.48	0.41	17.1	1.86	1.57	18.5

Volume and Net Sales

	Fourth Quarter Ended			Year Ended
(in thousands)	October 28, 2018	October 29, 2017	% Change	October 28, 2018	October 29, 2017	% Change
Volume (lbs.)	1,265,292	1,275,270	(0.8)	4,798,178	4,770,485	0.6
Organic volume(1)	1,232,728	1,275,270	(3.3)	4,622,170	4,690,031	(1.4)
Net sales	$2,524,697	$2,492,608	1.3	$9,545,700	$9,167,519	4.1
Organic net sales(1)	2,407,405	2,492,608	(3.4)	8,984,841	9,067,288	(0.9)

(1) COMPARISON OF U.S. GAAP TO NON-GAAP FINANCIAL MEASUREMENTS

The non-GAAP adjusted financial measurements of organic volume and organic net sales are presented to provide investors additional information to facilitate the comparison of past and present operations. The Company believes these non-GAAP financial measurements provide useful information to investors because they are the measurements used to evaluate performance on a comparable year-over-year basis. Non-GAAP measurements are not intended to be a substitute for U.S. GAAP measurements in analyzing financial performance. These non-GAAP measurements are not in accordance with generally accepted accounting principles and may be different from non-GAAP measures used by other companies.

Organic net sales and organic volume are defined as net sales and volume excluding the impact of acquisitions and divestitures. Organic net sales and organic volume exclude the impacts of the acquisition of Columbus Craft Meats (November 2017), the acquisition of Fontanini Italian Meats and Sausages (August 2017), and the divestiture of Farmer John (January 2017), in Refrigerated Foods and the acquisition of Ceratti (August 2017) in International. The tables below show the calculations to reconcile from the non-GAAP adjusted measures to the GAAP measures in the fourth quarter and fourth quarter and full year of fiscal 2018.

Adjusted segment profit and adjusted earnings per share exclude the impact of a non-cash impairment charge associated with the CytoSport business which was recognized in the Grocery Products segment. The tables below show the calculations to reconcile from the non-GAAP adjusted measures to the GAAP measures in the fourth quarter and fourth quarter and full year of fiscal 2018. The effective tax rate was used to determine the tax effect of the impairment.

4th Quarter
Volume (lbs.)

	FY 2018			FY 2017
(in thousands)	Reported (GAAP)	Acquisitions	Organic (Non-GAAP)	Reported (GAAP)	Organic % change
Grocery Products	350,399	—	350,399	366,485	(4.4)
Refrigerated Foods	558,843	(22,757)	536,086	547,196	(2.0)
Jennie-O Turkey Store	260,450	—	260,450	270,175	(3.6)
International & Other	95,600	(9,807)	85,793	91,414	(6.1)
Total Volume	1,265,292	(32,564)	1,232,728	1,275,270	(3.3)

Net Sales

	FY 2018			FY 2017
(in thousands)	Reported (GAAP)	Acquisitions	Organic (Non-GAAP)	Reported (GAAP)	Organic % change
Grocery Products	$658,845	$—	$658,845	$685,961	(4.0)
Refrigerated Foods	1,232,650	(102,262)	1,130,388	1,166,661	(3.1)
Jennie-O Turkey Store	466,811	—	466,811	484,856	(3.7)
International & Other	166,391	(15,030)	151,361	155,130	(2.4)
Total Net Sales	$2,524,697	$(117,292)	$2,407,405	$2,492,608	(3.4)

Full Year
Volume (lbs.)

	FY 2018			FY 2017
(in thousands)	Reported (GAAP)	Acquisitions	Organic (Non-GAAP)	Reported (GAAP)	Divestitures	Organic (Non-GAAP)	Organic % change
Grocery Products	1,345,904	—	1,345,904	1,374,665	—	1,374,665	(2.1)
Refrigerated Foods	2,199,994	(130,301)	2,069,693	2,180,407	(80,454)	2,099,953	(1.4)
Jennie-O Turkey Store	894,590	—	894,590	890,518	—	890,518	0.5
International & Other	357,690	(45,707)	311,983	324,895	—	324,895	(4.0)
Total Volume	4,798,178	(176,008)	4,622,170	4,770,485	(80,454)	4,690,031	(1.4)

Net Sales

	FY 2018			FY 2017
(in thousands)	Reported (GAAP)	Acquisitions	Organic (Non-GAAP)	Reported (GAAP)	Divestitures	Organic (Non-GAAP)	Organic % change
Grocery Products	$2,521,992	$—	$2,521,992	$2,555,613	$—	$2,555,613	(1.3)
Refrigerated Foods	4,771,836	(485,960)	4,285,876	4,403,732	(100,231)	4,303,501	(0.4)
Jennie-O Turkey Store	1,627,433	—	1,627,433	1,663,160	—	1,663,160	(2.1)
International & Other	624,439	(74,899)	549,540	545,014	—	545,014	0.8
Total Net Sales	$9,545,700	$(560,859)	$8,984,841	$9,167,519	$(100,231)	$9,067,288	(0.9)

4th Quarter and Full Year
Segment Profit and Diluted Earnings per Share

	FY 2018
	Grocery Products
	4th Quarter	Full Year
Non-GAAP Adjusted Segment Profit	$98,861	$380,029
Cytosport Impairment	(17,279)	(17,279)
GAAP Segment Profit	$81,582	$362,750

	Total Company
	4th Quarter	Full Year
Non-GAAP Adjusted Diluted EPS	$0.51	$1.89
Cytosport Impairment	(0.03)	(0.03)
GAAP Diluted EPS	$0.48	$1.86
The increase in net sales for the fourth quarter of fiscal 2018 was driven by the inclusion of sales from the acquisitions of the Columbus, Fontanini, and Ceratti. Higher sales of Wholly Guacamole® dips, Hormel® Natural Choice® products, Hormel® pepperoni, and foodservice sales of Jennie-O® turkey breast and Austin Blues® smoked barbecue products were more than offset by declines due to lower whole bird sales at JOTS, declines in the Company's contract manufacturing business in Grocery Products, and lower hog harvest volumes.
For fiscal 2018, the increase in net sales was primarily related to the inclusion of the Columbus, Fontanini, and Ceratti acquisitions, more than offsetting declines at JOTS, the Company's contract manufacturing business and CytoSport in Grocery Products.
In fiscal 2019, the Company expects net sales growth with contributions from value-added products and innovation. The new deli organization in Refrigerated Foods is expected to drive sales of the Columbus® brand. Foodservice sales should benefit from the full integration of Fontanini and new capacity for Hormel® Bacon 1™ fully cooked bacon and Hormel® FirebraisedTM meats. The Company anticipates sales growth from products such as Wholly Guacamole® dips, Herdez® salsas, and Muscle Milk® protein beverages in the Grocery Products segment. JOTS is expecting sales growth due to increases in turkey commodity markets, improved whole-bird pricing, and continued demand for Jennie-O® branded products. The International & Other segment plans to show growth in China, Brazil, and through increased branded export sales of SPAM® luncheon meat and Skippy® peanut butter.

Cost of Products Sold

	Fourth Quarter Ended			Year Ended
	October 28,	October 29,		October 28,	October 29,
(in thousands)	2018	2017	% Change	2018	2017	% Change
Cost of products sold	$1,987,301	$1,981,054	0.3	$7,550,267	$7,164,356	5.4

The cost of products sold for the fourth quarter and fiscal year of fiscal 2018 were higher as a result of the inclusion of the Columbus, Fontanini, and Ceratti acquisitions along with higher freight costs, especially in the Refrigerated Foods and JOTS segments.

Gross Profit

	Fourth Quarter Ended			Year Ended
	October 28,	October 29,		October 28,	October 29,
(in thousands)	2018	2017	% Change	2018	2017	% Change
Gross profit	$537,396	$511,554	5.1	$1,995,433	$2,003,163	(0.4)
Percentage of net sales	21.3%	20.5%		20.9%	21.9%

Consolidated gross profit as a percentage of net sales declined due to reduced commodity profitability, higher freight costs, and input cost volatility.
The Company expects favorable pork input costs in 2019 and modestly-improved conditions in the turkey industry. Refrigerated Foods will benefit from new manufacturing capacity and continued growth of the value-added businesses. Grocery Products and International & Other should see improvement from lower input costs on core branded items and branded exports, respectively. Turkey breast prices are anticipated to increase throughout the year, leading to a steady improvement for JOTS. The global trade environment, potential impact of hog disease in China, and market volatility pose the largest threats to the Company's profitability.

Selling, General and Administrative (SG&A)

	Fourth Quarter Ended			Year Ended
	October 28,	October 29,		October 28,	October 29,
(in thousands)	2018	2017	% Change	2018	2017	% Change
SG&A	$204,537	$194,218	5.3	$838,205	$762,104	10.0
Percentage of net sales	8.1%	7.8%		8.8%	8.3%

For the fourth quarter and fiscal 2018, SG&A expenses increased due to the inclusion of the Columbus, Fontanini, and Ceratti acquisitions, higher advertising investments, and higher employee-related expenses.

In fiscal 2019, the Company intends to continue building brand awareness through advertising investments in key brands such as Hormel® pepperoni, Columbus® Craft Meats, the SPAM® family of products, Wholly Guacamole® dips, and Jennie-O® Oven ReadyTM products.

Research and development continues to be a vital part of the Company's strategy to extend existing brands and expand into new branded items. Research and development expenses were $8.7 million and $33.8 million for the fiscal 2018 fourth quarter and year, respectively, compared to $8.2 million and $34.2 million for the corresponding periods in fiscal 2017.

Goodwill/Intangible Impairment: An impairment charge related to the CytoSport trademark totaling $17.3 million was recorded in the fourth quarter of fiscal 2018. Impairment charges related to an indefinite-lived intangible asset of $0.2 million were recorded in the fourth quarter of fiscal 2017.

Equity in Earnings of Affiliates

	Fourth Quarter Ended			Year Ended
	October 28,	October 29,		October 28,	October 29,
(in thousands)	2018	2017	% Change	2018	2017	% Change
Equity in earnings of affiliates	$8,814	$12,214	(27.8)	$58,972	$39,590	49.0

Results for the fourth quarter and fiscal 2018 were negatively impacted by increases in advertising and freight costs at MegaMex. For fiscal 2018, strong MegaMex results and tax reform drove the significant increase over the prior year.

The Company accounts for its majority-owned operations under the consolidation method. Investments in which the Company owns a minority interest, and for which there are no other indicators of control, are accounted for under the equity or cost method. These investments, along with receivables from other affiliates, are included in the Consolidated Statements of Financial Position as investments in and receivables from affiliates. The composition of this line item at October 28, 2018, was as follows:

(in thousands)	Investments/Receivables
Country
United States	$205,148
Foreign	68,005
Total	$273,153

Effective Tax Rate

	Fourth Quarter Ended		Year Ended
	October 28,	October 29,	October 28,	October 29,
	2018	2017	2018	2017
Effective tax rate %	18.7%	33.8%	14.3%	33.7%

The lower effective tax rate for both the fourth quarter and fiscal year reflects the impact of The Tax Cuts and Jobs Act, signed into law on December 22, 2017. For fiscal 2018, the Company recorded a net tax benefit of $72.9 million. This provisional net tax benefit arises from a benefit of $81.2 million from re-measuring the Company’s net U.S. deferred tax liabilities, partially offset by the Company’s accrual for the transition tax and other U.S. tax law changes of $8.3 million. These one-time tax events and reduction in the federal statutory tax rate were the main drivers of the Company's effective tax rates for the fourth quarter and fiscal year of 18.7 percent and 14.3 percent, respectively, compared to 33.8 percent and 33.7 percent for the respective periods last year. For a further description, refer to Note K "Income Taxes".

The Company expects the effective tax rate in fiscal 2019 to be between 20.5 and 23.0 percent.

Segment Results

Net sales and operating profits for each of the Company’s reportable segments are set forth below. The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets. Therefore, the Company does not represent that these segments, if operated independently, would report the operating profit and other financial information shown below. (Additional segment financial information can be found in Note P “Segment Reporting.”)

	Fourth Quarter Ended			Year Ended
	October 28,	October 29,		October 28,	October 29,
(in thousands)	2018	2017	% Change	2018	2017	% Change
Net Sales
Grocery Products	$658,845	$685,961	(4.0)	$2,521,992	$2,555,613	(1.3)
Refrigerated Foods	1,232,650	1,166,661	5.7	4,771,836	4,403,732	8.4
Jennie-O Turkey Store	466,811	484,856	(3.7)	1,627,433	1,663,160	(2.1)
International & Other	166,391	155,130	7.3	624,439	545,014	14.6
Total Net Sales	$2,524,697	$2,492,608	1.3	$9,545,700	$9,167,519	4.1
Segment Operating Profit
Grocery Products	$81,582	$104,848	(22.2)	$362,750	$387,637	(6.4)
Refrigerated Foods	181,988	145,613	25.0	617,626	587,929	5.1
Jennie-O Turkey Store	48,829	70,370	(30.6)	175,684	247,322	(29.0)
International & Other	24,802	23,113	7.3	88,953	85,304	4.3
Total Segment Operating Profit	337,201	343,944	(2.0)	1,245,013	1,308,192	(4.8)
Net interest and investment (income) expense	2,890	(639)	552.3	17,637	1,824	866.9
General corporate expense	12,897	14,783	(12.8)	46,534	28,091	65.7
Noncontrolling interest	90	209	(56.9)	442	368	20.1
Earnings Before Income Taxes	$321,504	$330,009	(2.6)	$1,181,284	$1,278,645	(7.6)

Grocery Products: Results for the Grocery Products segment compared to the prior year are as follows:

	Fourth Quarter Ended			Year Ended
	October 28,	October 29,		October 28,	October 29,
(in thousands)	2018	2017	% Change	2018	2017	% Change
Volume (lbs.)	350,399	366,485	(4.4)	1,345,904	1,374,665	(2.1)
Net sales	$658,845	$685,961	(4.0)	$2,521,992	$2,555,613	(1.3)
Segment profit	81,582	104,848	(22.2)	362,750	387,637	(6.4)

Net sales improvement in Wholly Guacamole® dips and Herdez® salsas in the fourth quarter of fiscal 2018 were unable to offset declines in contract manufacturing. For fiscal 2018, the net sales decrease was driven by declines across the Company's contract manufacturing business and the CytoSport portfolio.
For the fourth quarter and fiscal year, segment profit decreased as a result of declines in contract manufacturing, a $17.3 million impairment of the CytoSport trademark, and increased freight. Looking ahead to fiscal 2019, the Company anticipates positive momentum to continue in Herdez® salsas and Wholly Guacamole® dips along with improvement at CytoSport.

Refrigerated Foods: Results for the Refrigerated Foods segment compared to the prior year are as follows:

	Fourth Quarter Ended			Year Ended
	October 28,	October 29,		October 28,	October 29,
(in thousands)	2018	2017	% Change	2018	2017	% Change
Volume (lbs.)	558,843	547,196	2.1	2,199,994	2,180,407	0.9
Net sales	$1,232,650	$1,166,661	5.7	$4,771,836	$4,403,732	8.4
Segment profit	181,988	145,613	25.0	617,626	587,929	5.1

For the fourth quarter and fiscal 2018, volume and net sales increases were driven by the Columbus and Fontanini acquisitions in addition to strong retail sales of Hormel® pepperoni, Applegate® natural and organic products, and Hormel® Natural Choice® products, and foodservice sales of Austin Blues® authentic barbeque products. Lower hog harvest volumes offset some of these gains.

For the fourth quarter and fiscal year, Refrigerated Foods delivered increases in segment profit as the benefit from acquisitions and strong performances from the value-added businesses overcame significant declines in commodity profits, a double-digit increase in per-unit freight costs, and higher advertising investments.

Looking forward, the Company anticipates value-added growth in the foodservice and retail channels as well as a benefit from the new deli organization.

Jennie-O Turkey Store: Results for the JOTS segment compared to the prior year are as follows:

	Fourth Quarter Ended			Year Ended
	October 28,	October 30,		October 28,	October 30,
(in thousands)	2018	2017	% Change	2018	2017	% Change
Volume (lbs.)	260,450	270,175	(3.6)	894,590	890,518	0.5
Net sales	$466,811	$484,856	(3.7)	$1,627,433	$1,663,160	(2.1)
Segment profit	48,829	70,370	(30.6)	175,684	247,322	(29.0)

For the fourth quarter and fiscal 2018, volume and sales decreased primarily due to lower whole bird sales. Jennie-O® premium deli products and Jennie-O® lean ground turkey delivered strong sales gains, partially offsetting the decline.

Segment profit for the fourth quarter and 2018 decreased as a result of lower profits from whole bird and commodity sales, increased freight costs, and increased advertising investments.

JOTS expects value-added volume and sales growth in fiscal 2019, led by Jennie-O® lean ground turkey and foodservice products. Segment profit is expected to be modestly ahead of fiscal 2018 as conditions in the industry improve.

International & Other: Results for the International & Other segment compared to the prior year are as follows:

	Fourth Quarter Ended			Year Ended
	October 28,	October 29,		October 28,	October 29,
(in thousands)	2018	2017	% Change	2018	2017	% Change
Volume (lbs.)	95,600	91,414	4.6	357,690	324,895	10.1
Net sales	$166,391	$155,130	7.3	$624,439	$545,014	14.6
Segment profit	24,802	23,113	7.3	88,953	85,304	4.3

Volume and sales increases for the quarter and fiscal year were driven by the addition of the Ceratti business and stronger branded exports, partially offset by lower fresh pork exports due to tariffs.

Segment profit increased for both the fourth quarter and fiscal year primarily reflecting improved profitability for the China business due to favorable input costs, the inclusion of the Ceratti business, and stronger exports of branded items. Global trade uncertainty negatively impacted the profitability of pork exports.

Entering fiscal 2019, the International & Other segment anticipates continued expansion in China and Brazil as well as improved export results across all key brands, including SPAM® and Skippy®. Tariffs impacting global trade and hog disease in China present near-term risk.

Unallocated Income and Expense: The Company does not allocate investment income, interest expense, or interest income to its segments when measuring performance. The Company also retains various other income and unallocated expenses at corporate. Equity in earnings of affiliates is included in segment operating profit; however, earnings attributable to the Company’s noncontrolling interests are excluded. These items are included in the segment table for the purpose of reconciling segment results to earnings before income taxes.

	Fourth Quarter Ended		Year Ended
	October 28,	October 29,	October 28,	October 29,
(in thousands)	2018	2017	2018	2017
Interest and investment income	$3,439	$4,216	$8,857	$10,859
Interest expense	(6,329)	(3,577)	(26,494)	(12,683)
General corporate expense	(12,897)	(14,783)	(46,534)	(28,091)
Noncontrolling interest	90	209	442	368

Net interest and investment income was lower for the fourth quarter and fiscal year, which was driven by reduced deferred compensation accruals. Interest expense was higher for the fourth quarter and fiscal year due to additional debt related to the Columbus acquisition. General corporate expense was marginally lower for the fourth quarter, reflecting positive accrual adjustments. For the year, general corporate expenses were higher as a result of higher employee-related expenses and the universal stock option grant.

FISCAL YEARS 2017 AND 2016:

Consolidated Results

Net Earnings and Diluted Earnings per Share

	Fourth Quarter Ended			Year Ended
(in thousands, except per share amounts)	October 29, 2017	October 30, 2016	% Change	October 29, 2017	October 30, 2016	% Change
Net earnings	$218,154	$243,940	(10.6)	$846,735	$890,052	(4.9)
Diluted earnings per share	0.41	0.45	(8.9)	1.57	1.64	(4.3)

Volume and Net Sales

	Fourth Quarter Ended			Year Ended
(in thousands)	October 29, 2017	October 30, 2016	% Change	October 29, 2017	October 30, 2016	% Change
Volume (lbs.)	1,275,270	1,420,986	(10.3)	4,770,485	5,192,027	(8.1)
Organic volume(1)	1,250,659	1,231,044	1.6	4,658,990	4,588,581	1.5
Net sales	$2,492,608	$2,627,941	(5.1)	$9,167,519	$9,523,224	(3.7)
Organic net sales(1)	2,439,006	2,325,779	4.9	8,970,540	8,710,616	3.0

(1) COMPARISON OF U.S. GAAP TO NON-GAAP FINANCIAL MEASUREMENTS

The non-GAAP adjusted financial measurements of organic volume and organic net sales are presented to provide investors additional information to facilitate the comparison of past and present operations. The Company believes these non-GAAP financial measurements provide useful information to investors because they are the measurements used to evaluate performance on a comparable year-over-year basis. Non-GAAP measurements are not intended to be a substitute for U.S. GAAP measurements in analyzing financial performance. These non-GAAP measurements are not in accordance with generally accepted accounting principles and may be different from non-GAAP measures used by other companies.

Organic net sales and organic volume are defined as net sales and volume excluding the impact of acquisitions, divestitures and the impact of the 53rd reporting week in 2016. Organic net sales and organic volume exclude the impacts of the acquisition of Justin’s (May 2016) in Grocery Products, the acquisition of Fontanini Italian Meats and Sausages (August 2017) and the divestiture of Farmer John (January 2017), in Refrigerated Foods, the divestiture of Diamond Crystal Brands (May 2016) from Grocery Products, and the acquisition of Ceratti (August 2017) in International. The tables below show the calculations to reconcile from the non-GAAP adjusted measures to the GAAP measures in the fourth quarter and the full year of fiscal 2016 and fiscal 2017.

4th Quarter

Volume (lbs.)

	FY 2017				FY 2016
(in thousands)	Reported (GAAP)	Acquisitions	Divestitures	Organic (Non-GAAP)	Reported (GAAP)	Divestitures	53rd Week	Organic (Non-GAAP)	Organic % change
Grocery Products	366,485	—	—	366,485	385,439	—	(27,531)	357,908	2.4
Refrigerated Foods	547,196	(16,727)	—	530,469	658,506	(95,246)	(40,233)	523,027	1.4
Jennie-O Turkey Store	270,175	—	—	270,175	291,587	—	(20,828)	270,759	(0.2)
International & Other	91,414	(7,884)	—	83,530	85,454	—	(6,104)	79,350	5.3
Total Volume	1,275,270	(24,611)	—	1,250,659	1,420,986	(95,246)	(94,696)	1,231,044	1.6

Net Sales

	FY 2017				FY 2016
(in thousands)	Reported (GAAP)	Acquisitions	Divestitures	Organic (Non-GAAP)	Reported (GAAP)	Divestitures	53rd Week	Organic (Non-GAAP)	Organic % change
Grocery Products	$685,961	$—	$—	$685,961	$708,398	$—	$(50,600)	$657,798	4.3
Refrigerated Foods	1,166,661	(44,450)	—	1,122,211	1,237,276	(123,256)	(79,573)	1,034,447	8.5
Jennie-O Turkey Store	484,856	—	—	484,856	541,409	—	(38,672)	502,737	(3.6)
International & Other	155,130	(9,152)	—	145,978	140,858	—	(10,061)	130,797	11.6
Total Net Sales	$2,492,608	$(53,602)	$—	$2,439,006	$2,627,941	$(123,256)	$(178,906)	$2,325,779	4.9

Full Year

Volume (lbs.)

	FY 2017				FY 2016
(in thousands)	Reported (GAAP)	Acquisitions	Divestitures	Organic (Non-GAAP)	Reported (GAAP)	Divestitures	53rd Week	Organic (Non-GAAP)	Organic % change
Grocery Products	1,374,665	(6,430)	—	1,368,235	1,489,469	(133,733)	(27,531)	1,328,205	3.0
Refrigerated Foods	2,180,407	(16,727)	(80,454)	2,083,226	2,493,358	(375,017)	(40,233)	2,078,108	0.2
Jennie-O Turkey Store	890,518	—	—	890,518	902,073	—	(20,828)	881,245	1.1
International & Other	324,895	(7,884)	—	317,011	307,127	—	(6,104)	301,023	5.3
Total Volume	4,770,485	(31,041)	(80,454)	4,658,990	5,192,027	(508,750)	(94,696)	4,588,581	1.5

Net Sales

	FY 2017				FY 2016
(in thousands)	Reported (GAAP)	Acquisitions	Divestitures	Organic (Non-GAAP)	Reported (GAAP)	Divestitures	53rd Week	Organic (Non-GAAP)	Organic % change
Grocery Products	$2,555,613	$(43,146)	$—	$2,512,467	$2,623,890	$(140,084)	$(50,600)	$2,433,206	3.3
Refrigerated Foods	4,403,732	(44,450)	(100,231)	4,259,051	4,647,173	(493,618)	(79,573)	4,073,982	4.5
Jennie-O Turkey Store	1,663,160	—	—	1,663,160	1,740,968	—	(38,672)	1,702,296	(2.3)
International & Other	545,014	(9,152)	—	535,862	511,193	—	(10,061)	501,132	6.9
Total Net Sales	$9,167,519	$(96,748)	$(100,231)	$8,970,540	$9,523,224	$(633,702)	$(178,906)	$8,710,616	3.0

The impact of one fewer week in fiscal 2017 was the primary driver for lower sales in the fourth quarter. International & Other posted sales growth in the fourth quarter while the other four segments showed declines. For the full year, sales declined in Grocery Products and Refrigerated Foods due to the divestitures of DCB and Farmer John. JOTS sales were lower for the fourth quarter and fiscal year due to the impact of record low commodity prices.

Cost of Products Sold

	Fourth Quarter Ended			Year Ended
	October 29,	October 30,		October 29,	October 30,
(in thousands)	2017	2016	% Change	2017	2016	% Change
Cost of products sold	$1,981,054	$2,029,421	(2.4)	$7,164,356	$7,365,049	(2.7)

The decrease in cost of products sold for the fourth quarter of fiscal 2017 is primarily a result of the divestiture of Farmer John, which was partially offset by the acquisitions of Fontanini and Ceratti. For the full year, cost of products sold decreased due to the divestiture of Farmer John.

Gross Profit

	Fourth Quarter Ended			Year Ended
	October 29,	October 30,		October 29,	October 30,
(in thousands)	2017	2016	% Change	2017	2016	% Change
Gross profit	$511,554	$598,520	(14.5)	$2,003,163	$2,158,175	(7.2)
Percentage of net sales	20.5%	22.8%		21.8%	22.7%

Lower margins from the JOTS, Refrigerated Foods, and Grocery Products segments in the fourth quarter of fiscal 2017 more than offset improved results in the International & Other segment. The lower gross profit for JOTS was due to lower commodity meat prices. Refrigerated Foods and Grocery Products segment margins were impacted by higher input costs, though Grocery Products margins finished marginally up for the year. The International & Other segment delivered higher gross margins for the fourth quarter due to improved multinational business results and stronger branded exports. Full year margins also benefited from strong pork exports.

Selling, General and Administrative (SG&A)

	Fourth Quarter Ended			Year Ended
	October 29,	October 30,		October 29,	October 30,
(in thousands)	2017	2016	% Change	2017	2016	% Change
SG&A	$194,218	$244,006	(20.4)	$762,104	$871,974	(12.6)
Percentage of net sales	7.8%	9.3%		8.3%	9.2%

Selling, general and administrative expenses decreased as the Company reduced advertising expenses by $68.6 million and incurred lower employee-related expenses.

Research and development expenses were $8.2 million and $34.2 million for the fiscal 2017 fourth quarter and year, respectively, compared to $9.6 million and $34.7 million for the corresponding periods in fiscal 2016.

Goodwill/Intangible Impairment: Impairment charges related to an indefinite-lived intangible asset of $0.2 million were recorded in the fourth quarter of fiscal 2017. Goodwill impairment charges related to the divestiture of DCB of $1.0 million were recorded in the second quarter of fiscal 2016.

Equity in Earnings of Affiliates

	Fourth Quarter Ended			Year Ended
	October 29,	October 30,		October 29,	October 30,
(in thousands)	2017	2016	% Change	2017	2016	% Change
Equity in earnings of affiliates	$12,214	$11,236	8.7	$39,590	$38,685	2.3

The increase for both the fourth quarter and fiscal 2017 was largely the result of improved earnings from the Company’s 50 percent-owned MegaMex joint venture.

The Company accounts for its majority-owned operations under the consolidation method. Investments in which the Company owns a minority interest, and which there are no other indicators of control, are accounted for under the equity or cost method. These investments, along with receivables from other affiliates, are included in the Consolidated Statements of Financial Position as investments in and receivables from affiliates. The composition of this line item at October 29, 2017, was as follows:

(in thousands)	Investments/Receivables
Country
United States	$177,657
Foreign	64,712
Total	$242,369

Effective Tax Rate

	Fourth Quarter Ended		Year Ended
	October 29,	October 30,	October 29,	October 30,
	2017	2016	2017	2016
Effective tax rate %	33.8%	33.0%	33.7%	32.4%

The fiscal 2017 rate was higher as the fiscal 2016 rate benefited from a foreign tax credit.

Segment Results

Net sales and operating profits for each of the Company’s reportable segments are set forth below. The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets. Therefore, the Company does not represent that these segments, if operated independently, would report the operating profit and other financial information shown below. (Additional segment financial information can be found in Note P “Segment Reporting.”)

	Fourth Quarter Ended			Year Ended
	October 29,	October 30,		October 29,	October 30,
(in thousands)	2017	2016	% Change	2017	2016	% Change
Net Sales
Grocery Products	$685,961	$708,398	(3.2)	$2,555,613	$2,623,890	(2.6)
Refrigerated Foods	1,166,661	1,237,276	(5.7)	4,403,732	4,647,173	(5.2)
Jennie-O Turkey Store	484,856	541,409	(10.4)	1,663,160	1,740,968	(4.5)
International & Other	155,130	140,858	10.1	545,014	511,193	6.6
Total Net Sales	$2,492,608	$2,627,941	(5.1)	$9,167,519	$9,523,224	(3.7)
Segment Operating Profit
Grocery Products	$104,848	$102,916	1.9	$387,637	$379,378	2.2
Refrigerated Foods	145,613	168,040	(13.3)	587,929	585,652	0.4
Jennie-O Turkey Store	70,370	92,299	(23.8)	247,322	329,427	(24.9)
International & Other	23,113	19,570	18.1	85,304	78,409	8.8
Total Segment Operating Profit	343,944	382,825	(10.2)	1,308,192	1,372,866	(4.7)
Net interest and investment (income) expense	(639)	1,017	(162.8)	1,824	6,680	(72.7)
General corporate expense	14,783	17,325	(14.7)	28,091	49,436	(43.2)
Noncontrolling interest	209	250	(16.4)	368	465	(20.9)
Earnings Before Income Taxes	$330,009	$364,733	(9.5)	$1,278,645	$1,317,215	(2.9)

Grocery Products: Results for the Grocery Products segment compared to the prior year are as follows:

	Fourth Quarter Ended			Year Ended
	October 29,	October 30,		October 29,	October 30,
(in thousands)	2017	2016	% Change	2017	2016	% Change
Volume (lbs.)	366,485	385,439	(4.9)	1,374,665	1,489,469	(7.7)
Net sales	$685,961	$708,398	(3.2)	$2,555,613	$2,623,890	(2.6)
Segment profit	104,848	102,916	1.9	387,637	379,378	2.2

Full-year results reflect the addition of Justin’s, acquired on May 25, 2016, in addition to increased sales of Wholly Guacamole® dips, Herdez® salsas, and the SPAM® family of products. Results were offset by the impact of one fewer week compared to fiscal 2016. The volume, sales, and segment profit for the fourth quarter and fiscal year were also negatively offset by increased competitive activity for Muscle Milk® ready-to-drink protein beverages in the convenience store channel stemming from the impact of the recall in fiscal 2016.

Refrigerated Foods: Results for the Refrigerated Foods segment compared to the prior year are as follows:

	Fourth Quarter Ended			Year Ended
	October 29,	October 30,		October 29,	October 30,
(in thousands)	2017	2016	% Change	2017	2016	% Change
Volume (lbs.)	547,196	658,506	(16.9)	2,180,407	2,493,358	(12.6)
Net sales	$1,166,661	$1,237,276	(5.7)	$4,403,732	$4,647,173	(5.2)
Segment profit	145,613	168,040	(13.3)	587,929	585,652	0.4

The results for the fourth quarter and fiscal year reflect the January 2017 divestiture of Farmer John, resulting in lower sales and volume in fiscal 2017. The results of Fontanini have been included as of the date of acquisition on August 24, 2017. Product lines showing exceptional sales growth for the quarter include foodservice sales of Hormel® Bacon 1™ fully cooked bacon and Hormel® Fire Braised™ meats along with retail sales of Hormel® Natural Choice® meats. Segment profit was impacted by the divestiture of Farmer John, which was partially offset by the addition of Fontanini and strong value-added product growth.

Jennie-O Turkey Store: Results for the JOTS segment compared to the prior year are as follows:

	Fourth Quarter Ended			Year Ended
	October 29,	October 30,		October 29,	October 30,
(in thousands)	2017	2016	% Change	2017	2016	% Change
Volume (lbs.)	270,175	291,587	(7.3)	890,518	902,073	(1.3)
Net sales	$484,856	$541,409	(10.4)	$1,663,160	$1,740,968	(4.5)
Segment profit	70,370	92,299	(23.8)	247,322	329,427	(24.9)

Net sales, volume, and segment profit were lower than last year as the segment continued to be impacted by higher industry supply and corresponding lower commodity meat prices. Pricing pressure from competing proteins and higher expenses also contributed to the lower results for the full year.

Segment profit for the fourth quarter was lower than last year as continued softness in the commodity and whole turkey markets and a more competitive industry environment pressured value-added margins.

International & Other: Results for the International & Other segment compared to the prior year are as follows:

	Fourth Quarter Ended			Year Ended
	October 29,	October 30,		October 29,	October 30,
(in thousands)	2017	2016	% Change	2017	2016	% Change
Volume (lbs.)	91,414	85,454	7.0	324,895	307,127	5.8
Net sales	$155,130	$140,858	10.1	$545,014	$511,193	6.6
Segment profit	23,113	19,570	18.1	85,304	78,409	8.8

Volume and sales for the fourth quarter were driven by improved export sales of Skippy® peanut butter products and SPAM® luncheon meat and also reflect the September 2017 acquisition of the Ceratti® brand. For the fiscal year, improved market conditions resulted in an overall increase in export sales. In China, the Skippy® peanut butter business continued to grow in both retail and foodservice channels and the Company’s meat business experienced more favorable markets throughout fiscal 2017.

Segment profit results for both the fourth quarter and fiscal year primarily reflect better margins for the China business and improved exports of branded items.

Unallocated Income and Expense: The Company does not allocate investment income, interest expense, and interest income to its segments when measuring performance. The Company also retains various other income and unallocated expenses at corporate. Equity in earnings of affiliates is included in segment operating profit; however, earnings attributable to the Company’s noncontrolling interests are excluded. These items are included in the segment table for the purpose of reconciling segment results to earnings before income taxes.

	Fourth Quarter Ended		Year Ended
	October 29,	October 30,	October 29,	October 30,
(in thousands)	2017	2016	2017	2016
Net interest and investment income	$4,216	$2,271	$10,859	$6,191
Interest expense	(3,577)	(3,288)	(12,683)	(12,871)
General corporate expense	(14,783)	(17,325)	(28,091)	(49,436)
Noncontrolling interest	209	250	368	465

Net interest and investment expense was lower in fiscal 2017 than in fiscal year 2016 due to higher interest income, favorable currency exchange, and improved returns on the rabbi trust. General corporate expense was lower for both the fourth quarter and fiscal year primarily reflecting lower employee-related expenses.

Liquidity and Capital Resources

Cash and cash equivalents were $459.1 million at the end of fiscal 2018 compared to $444.1 million at the end of fiscal 2017 and $415.1 million at the end of fiscal 2016.

During fiscal 2018, cash provided by operating activities was $1,241.7 million compared to $1,033.9 million in fiscal 2017 and $1,040.0 million in fiscal 2016. The increase in fiscal 2018 was primarily due to a lower tax rate and improvements in working capital.

Cash used in investing activities increased to $1,235.4 million in fiscal 2018 from $587.2 million in fiscal 2017 and $408.5 million in fiscal 2016. Fiscal 2018 included $857.4 million to purchase Columbus. Fiscal 2017 included $520.5 million to purchase Fontanini and Ceratti, partially offset by the sale of Farmer John for $135.9 million. Fiscal 2016 included $280.9 million to purchase Justin’s, partially offset by the sale of DCB for $110.1 million. Capital expenditures in fiscal 2018 increased to $389.6 million, from $221.3 million in 2017, and $255.5 million in 2016. Projects in fiscal 2018 included the expansion of value-added capacity at Dold Foods in Wichita, Kansas, a highly automated whole bird facility in Melrose, Minnesota, and ongoing investments for food and employee safety. Projects in fiscal 2017 included completion of the Company’s plant in Jiaxing, China, replacement of the JOTS whole bird production facility in Melrose, Minnesota, and the bacon expansion in Wichita, Kansas. Capital expenditures in fiscal 2016 are primarily related to the Company's new plant in Jiaxing, China, and a lean ground turkey expansion at JOTS. Capital expenditures for fiscal 2019 are estimated to be approximately $350.0 million. Major projects include the expansion of value-added capacity, investments to improve efficiencies, and expanded automation in the Company's operations.

Cash provided by financing activities was $11.6 million in fiscal 2018 compared to cash used in financing activities of $418.8 million in fiscal 2017 and $557.3 million in fiscal 2016. In connection with the purchase of Columbus, the Company borrowed $375.0 million under a revolving credit facility, which was paid off during the year, and $375.0 million under a term loan facility, which was paid off during the year. The Company repurchased $46.9 million of its common stock in fiscal 2018 compared to $94.5 million and $87.9 million repurchased during fiscal 2017 and 2016, respectively.  For additional information pertaining to the Company’s share repurchase plans or programs, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

During fiscal 2018, the Company repurchased 1.4 million shares of its common stock at an average price per share of $33.86. During fiscal 2017, the Company repurchased 2.7 million shares of its common stock at an average price per share of $34.51. During fiscal 2016, the Company repurchased 2.4 million shares of its common stock at an average price per share of $36.84. On January 29, 2013, the Company’s Board of Directors authorized the repurchase of 10.0 million shares of its common stock with no expiration date, which was adjusted for the stock split during the first quarter of fiscal 2016. As of the end of fiscal 2018, there were 9.1 million shares remaining for repurchase under that authorization.

Cash dividends paid to the Company’s shareholders continues to be an ongoing financing activity for the Company, with $388.1 million in dividends paid in fiscal 2018 compared to $346.0 million in the fiscal 2017 and $296.5 million in fiscal 2016. The dividend rate was $0.75 per share in fiscal 2018, which reflected a 10.3 percent increase over the fiscal 2017 rate of $0.68 per share. The Company has paid dividends for 361 consecutive quarters. The annual dividend rate for fiscal 2019 was increased 12.0 percent to $0.84 per share, representing the 53rd consecutive annual dividend increase.

Cash flows from operating activities continue to provide the Company with its principal source of liquidity. The Company does not anticipate a significant risk to cash flows from this source in the foreseeable future because the Company operates in a relatively stable industry and has strong brands across many categories and channels.

The Company is dedicated to returning excess cash flow to shareholders through dividend payments. Growing the business through innovation and evaluating opportunities for strategic acquisitions remains a focus for the Company. Reinvestments in the business to ensure employee and food safety are a top priority for the Company. Capital spending to enhance and expand current operations will also be a significant cash outflow in fiscal 2019.

Contractual Obligations and Commercial Commitments
The following table outlines the Company’s future contractual financial obligations as of October 28, 2018, (for additional information regarding these obligations, see Note F “Long-term Debt and Other Borrowing Arrangements” and Note N “Commitments and Contingencies"):

	Payments Due by Periods
Contractual Obligations (in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase obligations:
Hog and turkey commitments(1)	$2,381,549	$1,013,544	$1,071,379	$278,100	$18,526
Grain commitments(1)	116,100	114,718	1,382	—	—
Turkey grow-out contracts(2)	151,430	19,522	33,441	28,574	69,893
Current and long-term debt	624,840	—	624,840	—	—
Interest payments on long-term debt(3)	29,484	14,412	15,072	—	—
Leases	62,470	12,886	15,984	9,754	23,846
Other long-term liabilities(4) (5)	64,839	6,420	11,919	11,189	35,311
Total Contractual Cash Obligations	$3,430,712	$1,181,502	$1,774,017	$327,617	$147,576

(1) In the normal course of business, the Company commits to purchase fixed quantities of livestock, grain, and raw materials from producers to ensure a steady supply of production inputs. Some of these contracts are based on market prices at the time of delivery, for which the Company has estimated the purchase commitment using current market prices as of October 28, 2018.

(2) The Company utilizes grow-out contracts with independent farmers to raise turkeys for the Company. Under these contracts, the turkeys, feed, and other supplies are owned by the Company. The farmers provide the required labor and facilities, and receive a fee per pound when the turkeys are delivered. Some of the facilities are sub-leased by the Company to the independent farmers. As of October 28, 2018, the Company had approximately 100 active contracts ranging from one to twenty-five years in duration. The grow-out activity is assumed to continue through the term of these active contracts, and amounts in the table represent the Company’s obligation based on turkeys expected to be delivered from these farmers.

(3) See Note F, "Long-term Debt and Other Borrowing Arrangements".

(4) Other long-term liabilities represent payments under the Company’s deferred compensation plans. Excluded from the table above are payments under the Company’s defined benefit pension and other post-retirement benefit plans. (See estimated benefit payments for the next ten fiscal years in Note G “Pension and Other Post-retirement Benefits.”)

(5) As discussed in Note K "Income Taxes," the total liability for unrecognized tax benefits, including interest and penalties, at October 28, 2018, was $26.3 million, which is not included in the table above as the ultimate amount or timing of settlement of the Company's reserves for income taxes cannot be reasonably estimated.

In addition to the commitments set forth in the above table, at October 28, 2018, the Company had $45.5 million in standby letters of credit issued on behalf of the Company. The standby letters of credit are primarily related to the Company’s self-insured workers compensation programs.

The Company believes its financial resources, including a revolving credit facility for $400.0 million and anticipated funds from operations, will be adequate to meet all current commitments.

Off-Balance Sheet Arrangements
As of October 28, 2018, the Company had $45.5 million of standby letters of credit issued on its behalf. The standby letters of credit are primarily related to the Company’s self-insured workers compensation programs. However, this amount includes revocable standby letters of credit totaling $2.4 million for obligations of an affiliated party that may arise under workers compensation claims. Letters of credit are not reflected in the Company’s Consolidated Statements of Financial Position.

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

The Private Securities Litigation Reform Act of 1995 (the Reform Act) provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information. The Company is filing this cautionary statement in connection with the Reform Act. When used in the Company’s Annual Report to Stockholders, other filings by the Company with the U.S. Securities and Exchange Commission, the Company's press releases, and oral statements made by the Company's representatives, the words or phrases "should result," "believe," "intend," "plan," "are expected to," "targeted," "will continue," "will approximate," "is anticipated," "estimate," "project," or similar expressions are intended to identify forward-looking statements within the meaning of the Reform Act. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those anticipated or projected.

In connection with the “safe harbor” provisions of the Reform Act, the Company is identifying risk factors that could affect financial performance and cause the Company’s actual results to differ materially from opinions or statements expressed with respect to future periods. The following discussion of risk factors contains certain cautionary statements regarding the Company’s business, which should be considered by investors and others. Such risk factors should be considered in conjunction with any discussions of operations or results by the Company or its representatives, including any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors, or other communications by the Company.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Hog Markets: The Company’s earnings are affected by fluctuations in the live hog market. To minimize the impact on earnings, and to ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 10 years. Purchased hogs under contract accounted for 96 percent of the total hogs purchased by the Company during fiscal 2018 and 2017. The majority of these contracts use market-based formulas based on hog futures, hog primal values, or industry reported hog markets. Other contracts use a formula based on the cost of production, which can fluctuate independently from hog markets. The Company’s value-added branded portfolio helps mitigate changes in hog and pork market prices. Therefore, a hypothetical 10 percent change in the cash hog market would have had an immaterial effect on the Company’s results of operations.

In the second quarter of 2017, the Company initiated a hedge program to offset the fluctuation in the Company’s future direct hog purchases. This program utilizes lean hog futures, and these contracts are accounted for under cash flow hedge accounting. The fair value of the Company’s open futures contracts in this program as of October 28, 2018, was $0.7 million, before tax, compared to $1.7 million, before tax, as of October 29, 2017. The Company measures its market risk exposure on its lean hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for lean hogs. A 10 percent decrease in the market price for lean hogs would have negatively impacted the fair value of the Company’s October 28, 2018, open lean hog contracts by $2.5 million, which in turn would lower the Company’s future cost on purchased hogs by a similar amount.

Turkey Production Costs: The Company raises or contracts for live turkeys to meet the majority of its raw material supply requirements. Production costs in raising turkeys are subject primarily to fluctuations in feed prices and, to a lesser extent, fuel costs. Under normal, long-term market conditions, changes in the cost to produce turkeys are offset by proportional changes in the turkey market.

To reduce the Company’s exposure to changes in grain prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future direct grain purchases. This program utilizes corn futures for JOTS, and these contracts are accounted for under cash flow hedge accounting. The fair value of the Company’s open futures contracts as of October 28, 2018, was $(1.3) million compared to $(2.2) million, before tax, as of October 29, 2017. The Company measures its market risk exposure on its grain futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain. A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s October 28, 2018, open grain contracts by $6.7 million, which in turn would lower the Company’s future cost on purchased grain by a similar amount.

Other Input Costs: The costs of raw materials, packaging materials, freight, fuel, and energy may cause the Company's results to fluctuate significantly. To manage input cost volatility, the Company pursues cost saving measures, forward pricing, derivatives, and pricing actions when necessary.

Long-Term Debt: A principal market risk affecting the Company is the exposure to changes in interest rates on the Company’s fixed-rate, long-term debt. Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $1.9 million. The fair value of the Company’s long-term debt was estimated using discounted future cash flows based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

Investments: The Company has corporate-owned life insurance policies classified as trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans. As of October 28, 2018, the balance of these securities totaled $137.3 million compared to $128.5 million as of October 29, 2017. A majority of these securities represent fixed income funds. The Company is subject to market risk due to fluctuations in the value of the remaining investments, as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis. A 10 percent decline in the value of the investments not held in fixed income funds would have a direct negative impact to the Company’s pretax earnings of approximately $4.3 million, while a 10 percent increase in value would have a positive impact of the same amount.

International Assets: The fair values of certain Company assets are subject to fluctuations in foreign currencies. The Company’s net asset position in foreign currencies as of October 28, 2018, was $687.7 million, compared to $781.3 million as of October 29, 2017, with most of the exposure existing in Chinese yuan and Brazilian real. Changes in currency exchange rates impact the fair values of Company assets either currently through the Consolidated Statements of Operations as currency gains/ losses, or by affecting other comprehensive loss.

The Company measures its foreign currency exchange risk by using a 10 percent sensitivity analysis on the Company’s primary foreign net asset position, the Chinese yuan and the Brazilian real, as of October 28, 2018. A 10 percent strengthening in the value of the yuan relative to the U.S. dollar would result in other comprehensive income of approximately $51.0 million pretax. A 10 percent weakening in the value of the yuan relative to the U.S. dollar would result in other comprehensive loss of approximately $41.7 million pretax. A 10 percent strengthening in the value of the real relative to the U.S. dollar would result in other comprehensive income of approximately $13.1 million pretax. A 10 percent weakening in the value of the real relative to the U.S. dollar would result in other comprehensive loss of approximately $10.7 million pretax. During fiscal 2018, the value of the Brazilian real declined 21.9 percent. (See Note J for additional details).

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management

Management’s Responsibility for Financial Statements

The accompanying financial statements were prepared by the management of Hormel Foods Corporation which is responsible for their integrity and objectivity. These statements have been prepared in accordance with U.S. generally accepted accounting principles appropriate in the circumstances and, as such, include amounts that are based on our best estimates and judgments.

Hormel Foods Corporation has developed a system of internal controls designed to assure that the records reflect the transactions of the Company and that the established policies and procedures are adhered to. This system is augmented by well-communicated written policies and procedures, a strong program of internal audit, and well-qualified personnel.

These financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm, and their report is included herein. The audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and includes a review of the Company’s accounting and financial controls and tests of transactions.

The Audit Committee of the Board of Directors, composed solely of outside directors, meets periodically with the independent auditors, management, and the internal auditors to assure that each is carrying out its responsibilities. Both Ernst & Young LLP and our internal auditors have full and free access to the Audit Committee, with or without the presence of management, to discuss the results of their audit work and their opinions on the adequacy of internal controls and the quality of financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of Hormel Foods Corporation is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rule 13a–15(f). The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting standards. Under the supervision, and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Based on our evaluation under the framework in Internal Control - Integrated Framework, we concluded that our internal control over financial reporting was effective as of October 28, 2018. Our internal control over financial reporting as of October 28, 2018, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ James P. Snee	/s/ James N. Sheehan
Chairman of the Board,	Senior Vice President
President, Chief Executive Officer, and Director	and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and The Board of Directors of Hormel Foods Corporation

We have audited Hormel Foods Corporation’s internal control over financial reporting as of October 28, 2018, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Hormel Foods Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 28, 2018, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Hormel Foods Corporation as of October 28, 2018 and October 29, 2017 and the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended October 28, 2018 and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the consolidated financial statements) and our report dated December 7, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Minneapolis, Minnesota
December 7, 2018

Report of Independent Registered Public Accounting Firm

 To the Shareholders and The Board of Directors of Hormel Foods Corporation

Opinion on the Financial Statements

We have audited the consolidated balance sheets of Hormel Foods Corporation (the Company) as of October 28, 2018 and October 29, 2017, the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended October 28, 2018, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 28, 2018 and October 29, 2017, and the results of its operations and its cash flows for each of the three years in the period ended October 28, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 28, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 7, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Corporation’s auditor since 1931.
Minneapolis, Minnesota
December 7, 2018

Consolidated Statements of Financial Position

	October 28,	October 29,
(in thousands, except share and per share amounts)	2018	2017
Assets
Current Assets
Cash and cash equivalents	$459,136	$444,122
Accounts receivable (net of allowance for doubtful accounts of $4,051 at October 28, 2018, and $4,246 at October 29, 2017)	600,438	618,351
Inventories	963,527	921,022
Income taxes receivable	3,995	22,346
Prepaid expenses	16,342	16,144
Other current assets	6,662	4,538
Total Current Assets	2,050,100	2,026,523

Goodwill	2,714,116	2,119,813
Other Intangibles	1,207,219	1,027,014
Pension Assets	195,153	171,990
Investments In and Receivables From Affiliates	273,153	242,369
Other Assets	189,951	184,948
Property, Plant and Equipment
Land	50,332	51,249
Buildings	956,260	866,855
Equipment	1,863,020	1,710,537
Construction in progress	332,205	148,064
Less: Allowance for depreciation	(1,689,217)	(1,573,454)
Net Property, Plant and Equipment	1,512,600	1,203,251
Total Assets	$8,142,292	$6,975,908

Liabilities and Shareholders’ Investment
Current Liabilities
Accounts payable	$618,830	$552,714
Accrued expenses	48,298	76,966
Accrued workers compensation	24,594	26,585
Accrued marketing expenses	118,887	101,573
Employee related expenses	224,736	209,562
Taxes payable	2,490	525
Interest and dividends payable	101,079	90,287
Total Current Liabilities	1,138,914	1,058,212

Long-Term Debt – less current maturities	624,840	250,000
Pension and Post-Retirement Benefits	477,557	530,249
Other Long-Term Liabilities	99,070	99,340
Deferred Income Taxes	197,093	98,410
Shareholders’ Investment
Preferred stock, par value $0.01 a share — authorized 160,000,000 shares; issued — none
Common stock, nonvoting, par value $0.01 a share — authorized 400,000,000 shares; issued — none
Common stock, par value $0.01465 a share — authorized 1,600,000,000 shares; issued 534,135,484 shares October 28, 2018 issued 528,423,605 shares October 29, 2017	7,825	7,741
Additional paid-in capital	106,528	13,670
Accumulated other comprehensive loss	(243,498)	(248,075)
Retained earnings	5,729,956	5,162,571
Hormel Foods Corporation Shareholders’ Investment	5,600,811	4,935,907
Noncontrolling Interest	4,007	3,790
Total Shareholders’ Investment	5,604,818	4,939,697
Total Liabilities and Shareholders’ Investment	$8,142,292	$6,975,908
 See Notes to Consolidated Financial Statements.

Consolidated Statements of Operations

	Fiscal Year Ended
	October 28,	October 29,	October 30,
(in thousands, except per share amounts)	2018	2017	2016*
Net sales	$9,545,700	$9,167,519	$9,523,224
Cost of products sold	7,550,267	7,164,356	7,365,049
Gross Profit	1,995,433	2,003,163	2,158,175
Selling, general and administrative	838,205	762,104	871,974
Goodwill/intangible impairment	17,279	180	991
Equity in earnings of affiliates	58,972	39,590	38,685
Operating Income	1,198,921	1,280,469	1,323,895
Other income and expense:
Interest and investment income	8,857	10,859	6,191
Interest expense	(26,494)	(12,683)	(12,871)
Earnings Before Income Taxes	1,181,284	1,278,645	1,317,215
Provision for income taxes	168,702	431,542	426,698
Net Earnings	1,012,582	847,103	890,517
Less: Net earnings attributable to noncontrolling interest	442	368	465
Net Earnings Attributable to Hormel Foods Corporation	$1,012,140	$846,735	$890,052

Net Earnings per Share:
Basic	$1.91	$1.60	$1.68
Diluted	$1.86	$1.57	$1.64
Weighted-Average Shares Outstanding:
Basic	530,742	528,363	529,290
Diluted	543,869	539,116	542,473

*Fiscal 2016 included 53 weeks.
See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Fiscal Year Ended
	October 28,	October 29,	October 30,
(in thousands)	2018	2017	2016*
Net earnings	$1,012,582	$847,103	$890,517
Other comprehensive income (loss), net of tax:
Foreign currency translation	(38,233)	(1,335)	(6,718)
Pension and other benefits	44,862	54,077	(69,286)
Deferred hedging	(2,277)	(4,492)	5,109
Total Other Comprehensive Income (Loss)	4,352	48,250	(70,895)
Comprehensive Income	1,016,934	895,353	819,622
Less: Comprehensive income attributable to noncontrolling interest	217	390	205
Comprehensive Income Attributable to Hormel Foods Corporation	$1,016,717	$894,963	$819,417

*Fiscal 2016 included 53 weeks.
See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders’ Investment

	Hormel Foods Corporation Shareholders
(in thousands, except per	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Investment
share amounts)	Shares	Amount	Shares	Amount
Balance at October 25, 2015*	528,412	$7,741	—	$—	$—	$4,216,125	$(225,668)	$3,195	$4,001,393
Net earnings						890,052		465	890,517
Other comprehensive loss							(70,635)	(260)	(70,895)
Purchases of common stock			(2,386)	(87,885)					(87,885)
Stock-based compensation expense		1			17,828				17,829
Exercise of stock options/ restricted shares	2,458	35			7,476				7,511
Shares retired	(2,386)	(35)	2,386	87,885	(25,304)	(62,546)			—
Declared cash dividends — $0.58 per share						(307,064)			(307,064)
Balance at October 30, 2016	528,484	$7,742	—	$—	$—	$4,736,567	$(296,303)	$3,400	$4,451,406
Net earnings						846,735		368	847,103
Other comprehensive income							48,228	22	48,250
Purchases of common stock			(2,738)	(94,487)					(94,487)
Stock-based compensation expense		1			15,590				15,591
Exercise of stock options/ restricted shares	2,678	38			30,827				30,865
Shares retired	(2,738)	(40)	2,738	94,487	(32,747)	(61,700)			—
Declared cash dividends — $0.68 per share						(359,031)			(359,031)
Balance at October 29, 2017	528,424	$7,741	—	$—	$13,670	$5,162,571	$(248,075)	$3,790	$4,939,697
Net earnings						1,012,140		442	1,012,582
Other comprehensive income							4,577	(225)	4,352
Purchases of common stock			(1,385)	(46,898)					(46,898)
Stock-based compensation expense		1			20,594				20,595
Exercise of stock options/ restricted shares	7,096	103			72,399				72,502
Shares retired	(1,385)	(20)	1,385	46,898	(135)	(46,743)			—
Declared cash dividends — $0.75 per share						(398,012)			(398,012)
Balance at October 28, 2018	534,135	$7,825	—	$—	$106,528	$5,729,956	$(243,498)	$4,007	$5,604,818

*Shares have been restated, as appropriate, to reflect the two-for-one stock split distributed on February 9, 2016.
See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	October 28,	October 29,	October 30,
(in thousands)	2018	2017	2016*
Operating Activities
Net earnings	$1,012,582	$847,103	$890,517
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	149,205	122,594	123,581
Amortization of intangibles	12,653	8,383	8,387
Goodwill/intangible impairment	17,279	180	991
Equity in earnings of affiliates	(58,972)	(39,590)	(38,685)
Distributions received from equity method investees	30,023	27,521	46,190
Provision for deferred income taxes	(7,441)	62,166	44,327
(Gain) loss on property/equipment sales and plant facilities	(2,867)	322	80
Gain on insurance proceeds	—	(3,914)	—
Non-cash investment activities	(7,908)	(4,864)	(1,287)
Stock-based compensation expense	20,595	15,591	17,829
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	36,133	(29,717)	20,904
(Increase) decrease in inventories	(8,293)	41,028	(12,281)
(Increase) decrease in prepaid expenses and other current assets	(4,771)	(22,459)	13,235
(Decrease) increase in pension and post-retirement benefits	(13,216)	(13,275)	(34,510)
Increase (decrease) in accounts payable and accrued expenses	48,376	(2,553)	(40,783)
Increase (decrease) in net income taxes payable	18,351	25,369	1,525
Net Cash Provided by Operating Activities	$1,241,729	$1,033,885	$1,040,020
Investing Activities
Proceeds from sale of business	$—	$135,944	110,149
Acquisitions of businesses/intangibles	(857,668)	(520,463)	(280,889)
Purchases of property/equipment	(389,607)	(221,286)	(255,524)
Proceeds from sales of property/equipment	9,749	3,754	6,227
(Increase) decrease in investments, equity in affiliates, and other assets	(7,546)	5,095	10,214
Proceeds from company-owned life insurance	9,704	5,323	1,349
Proceeds from insurance recoveries	—	4,454	—
Net Cash Used in Investing Activities	$(1,235,368)	$(587,179)	$(408,474)
Financing Activities
Principal payments on short-term debt	$—	$—	$(185,000)
Proceeds from long-term debt	375,000	—	—
Principal payments on long-term debt	(160)	—	—
Dividends paid on common stock	(388,107)	(346,010)	(296,493)
Share repurchase	(46,898)	(94,487)	(87,885)
Proceeds from exercise of stock options	71,803	21,726	12,075
Net Cash Provided by (Used in) Financing Activities	$11,638	$(418,771)	$(557,303)
Effect of exchange rate changes on cash	(2,985)	1,044	(6,339)
Increase in Cash and Cash Equivalents	15,014	28,979	67,904
Cash and cash equivalents at beginning of year	444,122	415,143	347,239
Cash and Cash Equivalents at End of Year	$459,136	$444,122	$415,143

*Fiscal 2016 included 53 weeks.
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note A
Summary of Significant Accounting Policies
Principles of Consolidation: The consolidated financial statements include the accounts of Hormel Foods Corporation (the Company) and all of its majority-owned subsidiaries after elimination of intercompany accounts, transactions, and profits.

Stock Split: On November 23, 2015, the Company’s Board of Directors authorized a two-for-one split of the Company’s voting common stock, which was subsequently approved by shareholders at the Company’s Annual Meeting on January 26, 2016, and effected on January 27, 2016. The Company’s voting common stock was reclassified by reducing the par value from$.0293 per share to $0.01465 per share and the number of authorized shares was increased from 800 million to 1.6 billion shares, in order to effect the two-for-one stock split. The Company distributed the additional shares of $.01465 par value common stock on February 9, 2016, and the shares began trading at the post-split price on February 10, 2016.

Unless otherwise noted, all prior year share amounts and per share calculations throughout this Annual Report have been restated to reflect the impact of this split and to provide data on a comparable basis. Such restatements include calculations regarding the Company’s weighted-average shares, earnings per share, and dividends per share, as well as disclosures regarding the Company’s stock-based compensation plans and share repurchase activity.

Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fiscal Year: The Company’s fiscal year ends on the last Sunday in October. Fiscal years 2018 and 2017 consisted of 52 weeks and fiscal 2016 consisted of 53 weeks.

Cash and Cash Equivalents: The Company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents. The Company’s cash equivalents as of October 28, 2018, and October 29, 2017, consisted primarily of bank deposits, money market funds rated AAA, or other highly liquid investment accounts. The Net Asset Value (NAV) of the Company’s money market funds is based on the market value of the securities in their portfolio.

Fair Value Measurements: Pursuant to the provisions of Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures (ASC 820), the Company measures certain assets and liabilities at fair value or discloses the fair value of certain assets and liabilities recorded at cost in the consolidated financial statements. Fair value is calculated as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). ASC 820 establishes a fair value hierarchy which requires assets and liabilities measured at fair value to be categorized into one of three levels based on the inputs used in the valuation. The Company classifies assets and liabilities in their entirety based on the lowest level of input significant to the fair value measurement. The three levels are defined as follows:

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

See additional discussion regarding the Company’s fair value measurements in Notes G, H, and M.

Investments: The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans. Under the plans, the participants can defer certain types of compensation and elect to receive a return on the deferred amounts based on the changes in fair value of various investment options, primarily a variety of mutual funds. The Company has corporate-owned life insurance policies on certain participants in the deferred compensation plans. The cash surrender value of the policies is included in other assets on the Consolidated Statements of Financial Position. The securities held by the trust are classified as trading securities. Therefore, unrealized losses and gains associated with these investments are included in the Company’s earnings. Securities held by the trust generated (losses) gains of $(0.4) million, $6.2 million, and $2.6 million for fiscal years 2018, 2017, and 2016, respectively.

Inventories: Inventories are stated at the lower of cost or net realizable value. Cost is determined principally under the average cost method. Adjustments to the Company’s lower of cost or net realizable value inventory reserve are reflected in cost of products sold in the Consolidated Statements of Operations.

Property, Plant and Equipment: Property, plant and equipment are stated at cost. The Company uses the straight-line method in computing depreciation. The annual provisions for depreciation have been computed principally using the following ranges of asset lives: buildings 20 to 40 years, machinery and equipment 3 to 10 years.

Internal-use software development and implementation costs are expensed until the Company has determined that the software will result in probable future economic benefits, and management has committed to funding the project. Thereafter, all material development and implementation costs, and purchased software costs are capitalized as part of machinery and equipment and amortized using the straight-line method over the remaining estimated useful lives.

Goodwill and Other Indefinite-Lived Intangibles: Indefinite-lived intangible assets are originally recorded at their estimated fair values at date of acquisition and the residual of the purchase price is recorded to goodwill. Goodwill and other indefinite-lived intangible assets are allocated to reporting units that will receive the related sales and income. Goodwill and indefinite-lived intangible assets are tested annually for impairment, or more frequently if impairment indicators arise.

In conducting the annual impairment test for goodwill, the Company has the option to first assess qualitative factors to determine whether it is more likely than not (> 50% likelihood) that the fair value of any reporting unit is less than its carrying amount. If the Company elects to perform a qualitative assessment and determines an impairment is more likely than not, the Company is required to perform a quantitative impairment test. Otherwise, no further analysis is required. Alternatively, the Company may elect not to perform the qualitative assessment and proceed directly to the quantitative impairment test.

In conducting a qualitative assessment, the Company analyzes actual and projected growth trends for net sales, gross margin, and segment profit for each reporting unit, as well as historical performance versus plan and the results of prior quantitative tests performed. Additionally, the Company assesses critical areas that may impact its business, including macroeconomic conditions and the related impact, market-related exposures, any plans to market for sale all or a portion of their business, competitive changes, new or discontinued product lines, changes in key personnel, or any other potential risks to their projected financial results.

If performed, the quantitative goodwill impairment test is performed at the reporting unit level. First, the fair value of each reporting unit is compared to its corresponding carrying value, including goodwill. The fair value of each reporting unit is estimated using discounted cash flow valuations (Level 3), which incorporate assumptions regarding future growth rates, terminal values, and discount rates. The estimates and assumptions used consider historical performance and are consistent with the assumptions used in determining future profit plans for each reporting unit, which are approved by the Company’s Board of Directors. If the quantitative assessment results in the carrying value exceeding the fair value of any reporting unit, then the results from the quantitative analysis will be relied upon to determine both the existence and amount of goodwill impairment. An impairment loss will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.

During the fourth quarter of fiscal 2018, the Company completed its annual impairment tests and elected to perform a qualitative assessment. As a result of the qualitative testing during fiscal 2018 and 2016 and quantitative testing during fiscal 2017, no material impairment charges were recorded. An immaterial impairment charge was recorded in the second quarter of fiscal 2016 for the Company's Diamond Crystal Brands (DCB) business based on the agreed-upon sales price for the business.

In conducting the annual impairment test for its indefinite-lived intangible assets, the Company first performs a qualitative assessment to determine whether it is more likely than not (> 50% likelihood) that an indefinite-lived intangible asset is impaired. If the Company concludes that this is the case, then a quantitative test for impairment must be performed. Otherwise, the Company does not need to perform a quantitative test.

In conducting the qualitative assessment, the Company analyzes growth rates for historical and projected net sales and the results of prior quantitative tests performed. Additionally, each reporting unit assesses critical areas that may impact their intangible assets or the applicable royalty rates to determine if there are factors that could indicate impairment of the asset.

If performed, the quantitative impairment test compares the fair value and carrying value of the indefinite-lived intangible asset. The fair value of indefinite-lived intangible assets is primarily determined on the basis of estimated discounted value, using the relief from royalty method (Level 3), which incorporates assumptions regarding future sales projections and discount rates. If the carrying value exceeds fair value, the indefinite-lived intangible asset is considered impaired and an impairment charge is recorded for the difference. Even if not required, the Company periodically elects to perform the quantitative test in order to confirm the qualitative assessment.

During the 2017 annual impairment review, the Company completed a quantitative assessment of indefinite-lived intangible assets. As a result of the review, no material impairment charges were recorded; however, four trademarks were determined to have fair values exceeding their carrying values by less than a 10 percent margin. Due to the lack of excess value of these assets, the Company elected to test these assets using a quantitative analysis during fiscal 2018. For all other indefinite-lived intangible assets, the Company tested the assets using a qualitative analysis. During the qualitative review, it was revealed that further assessment in the form of a quantitative test was necessary for two additional indefinite-lived intangible assets. In total, the Company performed a quantitative test for six trade names in fiscal 2018 and only one was determined to be impaired. During the fourth quarter of fiscal 2018, a $17.3 million intangible asset impairment charge was recorded for the CytoSport trademark. See additional discussion regarding the Company’s goodwill and intangible assets in Note D. During fiscal years 2018, 2017, and 2016, there were no other material remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

Impairment of Long-Lived Assets and Definite-Lived Intangible Assets: Definite-lived intangible assets are amortized over their estimated useful lives. The Company reviews long-lived assets and definite-lived intangible assets for impairment annually, or more frequently when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets and any related goodwill, the carrying value is reduced to the estimated fair value.

Assets Held for Sale: The Company classifies assets as held for sale when management approves and commits to a formal plan of sale with the expectation the sale will be completed within one year. The net assets of the business held for sale are then recorded at the lower of their current carrying value or the fair market value, less costs to sell. See additional discussion regarding the Company’s assets held for sale in Note E.

Employee Benefit Plans: The Company has elected to use the corridor approach to recognize expenses related to its defined benefit pension and other post-retirement benefit plans. Under the corridor approach, actuarial gains or losses resulting from experience different from that assumed and from changes in assumptions are deferred and amortized over future periods. For the defined benefit pension plans, the unrecognized gains and losses are amortized when the net gain or loss exceeds 10.0% of the greater of the projected benefit obligation or the fair value of plan assets at the beginning of the year. For the other post-retirement plans, the unrecognized gains and losses are amortized when the net gain or loss exceeds 10.0% of the accumulated pension benefit obligation at the beginning of the year. For plans with active employees, net gains or losses in excess of the corridor are amortized over the average remaining service period of participating employees expected to receive benefits under those plans. For plans with only retiree participants, net gains or losses in excess of the corridor are amortized over the average remaining life of the retirees receiving benefits under those plans.

Contingent Liabilities: The Company may be subject to investigations, legal proceedings, or claims related to the on-going operation of its business, including claims both by and against the Company. Such proceedings typically involve claims related to product liability, contract disputes, wage and hour laws, employment practices, or other actions brought by employees, consumers, competitors, or suppliers. The Company establishes accruals for its potential exposure, as appropriate, for claims against the Company when losses become probable and reasonably estimable. Where the Company is able to reasonably estimate a range of potential losses, the Company records the amount within that range which constitutes the Company’s best estimate. The Company also discloses the nature of and range of loss for claims against the Company when losses are reasonably possible and material.

Foreign Currency Translation: Assets and liabilities denominated in foreign currency are translated at the current exchange rate as of the statement of financial position date, and amounts in the statement of operations are translated at the average monthly exchange rate. Translation adjustments resulting from fluctuations in exchange rates are recorded as a component of accumulated other comprehensive loss in shareholders’ investment.

When calculating foreign currency translation, the Company deemed its foreign investments to be permanent in nature and has not provided for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars.

Derivatives and Hedging Activity: The Company uses commodity and currency positions to manage its exposure to price fluctuations in those markets. The contracts are recorded at fair value on the Consolidated Statements of Financial Position within other current assets or accounts payable. Additional information on hedging activities is presented in Note H.

Equity Method Investments: The Company has a number of investments in joint ventures where its voting interests are in excess of 20 percent but not greater than 50 percent and for which there are no other indicators of control. The Company accounts for such investments under the equity method of accounting, and its underlying share of each investee’s equity is reported in the Consolidated Statements of Financial Position as part of investments in and receivables from affiliates.

The Company regularly monitors and evaluates the fair value of its equity investments. If events and circumstances indicate that a decline in the fair value of these assets has occurred and is other than temporary, the Company will record a charge in equity in earnings of affiliates in the Consolidated Statements of Operations. The Company’s equity investments do not have a readily determinable fair value as none of them are publicly traded. The fair values of the Company’s private equity investments are determined by discounting the estimated future cash flows of each entity. These cash flow estimates include assumptions on growth rates and future currency exchange rates (Level 3). The Company did not record an impairment charge on any of its equity investments in fiscal years 2018, 2017, or 2016. See additional discussion regarding the Company’s equity method investments in Note I.

Revenue Recognition: The Company recognizes sales when title passes upon delivery of its products to customers, net of applicable provisions for discounts, returns, and allowances. Products are delivered upon receipt of customer purchase orders with acceptable terms, including price and reasonably assured collectability.

The Company offers various sales incentives to customers and consumers. Incentives offered off-invoice include prompt pay allowances, will call allowances, spoilage allowances, and temporary price reductions. These incentives are recognized as reductions of revenue at the time title passes. Coupons are used as an incentive for consumers to purchase various products. The coupons reduce revenues at the time they are offered, based on estimated redemption rates. Promotional contracts are performed by customers to promote the Company’s products to consumers. These incentives reduce revenues at the time of performance through direct payments and accrued promotional funds. Accrued promotional funds are unpaid liabilities for promotional contracts in process or completed at the end of a quarter or fiscal year. Promotional contract accruals are based on a review of the unpaid outstanding contracts on which performance has taken place. Estimates used to determine the revenue reduction include the level of customer performance and the historical spend rate versus contracted rates.

Allowance for Doubtful Accounts: The Company estimates the allowance for doubtful accounts based on a combination of factors, including the age of its accounts receivable balances, customer history, collection experience, and current market factors. Additionally, a specific reserve may be established if the Company becomes aware of a customer’s inability to meet its financial obligations.

Advertising Expenses: Advertising costs are expensed when incurred. Advertising expenses include all media advertising but exclude the costs associated with samples, demonstrations, and market research. Advertising costs for fiscal years 2018, 2017, and 2016 were $151.5 million, $135.6 million, and $204.1 million, respectively.

Shipping and Handling Costs: The Company’s shipping and handling expenses are included in cost of products sold.

Research and Development Expenses: Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Research and development expenses incurred for fiscal years 2018, 2017, and 2016 were $33.8 million, $34.2 million, and $34.7 million, respectively.

Income Taxes: The Company records income taxes in accordance with the liability method of accounting. Deferred taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax law. Changes in enacted tax rates are reflected in the tax provision as they occur.

In accordance with ASC 740, Income Taxes, the Company recognizes a tax position in its financial statements when it is more likely than not that the position will be sustained upon examination based on the technical merits of the position. That position is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Employee Stock Options: The Company records stock-based compensation expense in accordance with ASC 718, Compensation – Stock Compensation. For options subject to graded vesting, the Company recognizes stock-based compensation expense ratably over the shorter of the vesting period or requisite service period. Stock-based compensation expense for grants made to retirement-eligible employees is recognized on the date of grant.

Share Repurchases: On January 29, 2013, the Company’s Board of Directors authorized the repurchase of 10.0 million shares (pre-split) of its common stock with no expiration date. The Company may purchase shares of its common stock through open market and privately negotiated transactions at prices deemed appropriate by management. On November 23, 2015, the Company’s Board of Directors authorized a two-for-one split of the Company’s voting common stock. As part of the Board’s approval of that stock split, the number of shares remaining to be repurchased was adjusted proportionately. The timing and amount of repurchase transactions under the repurchase authorization depend on market conditions as well as corporate and regulatory considerations. During the year ended October 28, 2018, the Company repurchased a total of 1.4 million shares at an average price of $33.86. As of October 28, 2018, the remaining share repurchase authorization under the program was 9.1 million shares (post-split).

Supplemental Cash Flow Information: Non-cash investment activities presented on the Consolidated Statements of Cash Flows primarily consist of unrealized gains or losses on the Company’s rabbi trust. The noted investments are included in other assets on the Consolidated Statements of Financial Position. Changes in the value of these investments are included in the Company’s net earnings and are presented in the Consolidated Statements of Operations as either interest and investment income (loss) or interest expense, as appropriate.

Reclassifications: Certain reclassifications of previously reported amounts have been made to conform to the current year presentation. The reclassifications had no impact on net earnings or operating cash flows as previously reported.

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
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718). The update simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted in any interim or annual period, with adjustments reflected as of the beginning of the fiscal year. Accordingly, the Company adopted the provisions of this new accounting standard at the beginning of fiscal 2018. This resulted in the excess tax benefits and tax deficiencies realized upon exercise or vesting of stock-based awards being recorded in its Consolidated Statements of Operations instead of additional paid-in capital within its Consolidated Statements of Financial Position. The amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement have been applied prospectively. Excess tax benefits of $19.6 million and $40.4 million were recorded as a reduction of income tax expense for the fourth quarter and fiscal year ended October 28, 2018, respectively. The effective tax rate was reduced by 6.1 percent and 3.4 percent for the fourth quarter and twelve months ended October 28, 2018, respectively, as a result of the exercise activity. The Company applied the amendments related to the presentation of excess tax benefits on the Consolidated Statement of Cash Flows using a retrospective transition method, and as a result, realized windfalls were reclassified from financing activities to operating activities in its Consolidated Statements of Cash Flows. In accordance with ASU 2016-09, the Company has made the accounting policy election to estimate forfeitures and adjust as actual forfeitures occur.

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

The following tables reconciles the Consolidated Statements of Cash Flows line items impacted by the adoption of these standards at October 29, 2017 for fiscal years 2017 and 2016:

(in thousands)	Reported October 29, 2017	ASU 2016-09	ASU 2016-15	Adjusted October 29, 2017
Operating Activities
Equity in earnings of affiliates	$(12,069)	$—	$(27,521)	$(39,590)
Distributions received from equity method investees	—	—	27,521	27,521
Gain on insurance proceeds	—	—	(3,914)	(3,914)
Excess tax benefit from stock-based compensation	(29,513)	29,513	—
Increase in accounts receivable	(28,091)	—	(1,626)	(29,717)
Decrease in inventories	41,312	—	(284)	41,028
Net Cash Provided by Operating Activities	1,010,196	29,513	(5,824)	1,033,885

Investing Activities
Proceeds from sales of property/equipment	4,010	—	(256)	3,754
Increase in investments, equity in affiliates, and other assets	8,792	—	(3,697)	5,095
Proceeds from company-owned life insurance	—	—	5,323	5,323
Proceeds from insurance recoveries	—	—	4,454	4,454
Net Cash Used in Investing Activities	(593,003)	—	5,824	(587,179)

Financing Activities
Excess tax benefit from stock-based compensation	29,513	(29,513)	—	—
Net Cash Used in Financing Activities	(389,258)	(29,513)	—	(418,771)
Effect of Exchange Rate Changes on Cash	1,044	—	—	1,044
Increase in Cash and Cash Equivalents	$28,979	$—	$—	$28,979
Cash and cash equivalents at beginning of year	415,143	—	—	415,143
Cash and Cash Equivalents at the End of Year	$444,122	$—	$—	$444,122

(in thousands)	Reported October 30, 2016*	ASU 2016-09	ASU 2016-15	Adjusted October 30, 2016*
Operating Activities
Equity in earnings of affiliates	$7,505	$—	$(46,190)	$(38,685)
Distributions received from equity method investees	—	—	46,190	46,190
Excess tax benefit from stock-based compensation	(47,657)	47,657	—	—
Increase in accounts receivable	21,389	—	(485)	20,904
Net Cash Provided by Operating Activities	992,848	47,657	(485)	1,040,020

Investing Activities
Increase in investments, equity in affiliates, and other assets	11,078	—	(864)	10,214
Proceeds from company-owned life insurance	—	—	1,349	1,349
Net Cash Used in Investing Activities	(408,959)	—	485	(408,474)

Financing Activities
Excess tax benefit from stock-based compensation	47,657	(47,657)	—	—
Net Cash Used in Financing Activities	(509,646)	(47,657)	—	(557,303)
Effect of Exchange Rate Changes on Cash	(6,339)	—	—	(6,339)
Increase in Cash and Cash Equivalents	$67,904	$—	$—	$67,904
Cash and cash equivalents at beginning of year	347,239	—	—	347,239
Cash and Cash Equivalents at the End of Year	$415,143	$—	$—	$415,143
*Fiscal 2016 included 53 weeks.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The update provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (Tax Act). SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. The Company’s accounting for certain income tax effects are incomplete; however, reasonable estimates have been determined for those tax effects. The Company recognized a measurement-period adjustment during the fiscal year ended October 28, 2018, and expects to have all provisional amounts related to the effects of the Tax Act finalized within the one year measurement period. Refer to Note I for further details regarding the Tax Act.

New Accounting Pronouncements not yet adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This topic converges the guidance within U.S. GAAP and international financial reporting standards and supersedes ASC 605, Revenue Recognition. The new standard requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced disclosures about revenue, provide guidance for transactions which were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. The new guidance is effective for annual reporting periods beginning after December 15, 2017. The updated guidance is to be applied either retrospectively or by using a cumulative effect adjustment. The Company will adopt the provisions of the new standard using the full retrospective method at the beginning of fiscal 2019. The Company has completed its detailed assessments relating to revenue streams and customer arrangements, and is focused on controls to support recognition and disclosure requirements under the new guidance. The Company plans to make the following policy elections upon adoption: to account for shipping and handling costs as contract fulfillment costs and to exclude taxes imposed on and collected from customers in revenue producing transactions (e.g., sales, use, and value added taxes) from the transaction price. The Company will account for variable consideration using the expected value method. The Company also plans to apply the practical expedient to not capitalize contract costs to obtain contracts with a duration of one year or less, which are expensed and included in the Consolidated Statements of Operations. The Company will not have a cumulative effect adjustment as a result of adoption. Adoption of the new standard will not have a material impact on the Company’s results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The updated guidance requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement, and presentation of expenses will depend on the classification as a finance or operating lease. The update also requires certain quantitative and qualitative disclosures. Accounting guidance for lessors is largely unchanged. In July 2018, the FASB issued ASU 2018-11, which provides an optional transition method in addition to the existing modified retrospective transition method allowing entities to recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. The requirements of the new standard are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company expects to adopt the provisions of this new accounting standard at the beginning of fiscal 2020 and is in the process of evaluating the impact of adoption on its consolidated financial statements and related disclosures.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory (Topic 740). The updated guidance requires the recognition of the income tax consequences of an intra-entity asset transfer, other than transfers of inventory, when the transfer occurs. For intra-entity transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party. The updated guidance is effective for reporting periods beginning after December 15, 2017, with early adoption permitted only within the first interim period of a fiscal year. The guidance is required to be applied on a modified retrospective basis through a cumulative effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company will adopt the provisions of the new accounting standard at the beginning of fiscal 2019, which will result in a reclassification from prepaid tax assets to deferred tax assets. In addition, due to impact of the lower tax rate on deferred tax balances resulting from the Tax Act, the Company expects to recognize a cumulative effect adjustment to retained earnings of approximately $10.5 million.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715). The updated guidance requires an employer to report the service cost component of net periodic pension cost and net periodic post-retirement benefit cost in the same line item or items as other compensation costs. The updated guidance also requires the other components of net periodic pension cost and net periodic post-retirement benefit cost to be presented in the income statement separately from the service cost component and outside income from operations. Additionally, only the service cost component is eligible for capitalization, when applicable. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The updated guidance should be applied retrospectively for the presentation of the service cost component and other components of net benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net benefit cost. The Company will adopt the provisions of this new accounting standard at the beginning of fiscal 2019. In connection with this adoption, we expect to record reductions in Operating Income of $19.0 million and $3.7 million with corresponding increases in Other Income for fiscal years ended October 28, 2018, and October 29, 2017, respectively.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities (Topic 815). The updated guidance expands an entity’s ability to hedge nonfinancial and financial risk components and reduce complexity in fair value hedges of interest rate risk. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. Entities will apply the amendments to cash flow and net investment hedge relationships that exist on the date of adoption using a modified retrospective approach. The presentation and disclosure requirement apply prospectively. The updated guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted in any interim or annual period. The Company plans to early adopt the provisions of this new accounting standard at the beginning of fiscal 2019 and does not expect a material impact to its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). The updated guidance allows entities to reclassify stranded income tax effects resulting from the Tax Act from accumulated other comprehensive income to retained earnings in their consolidated financial statements. Under the Tax Act, deferred taxes were adjusted to reflect the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate, which left the tax effects on items within accumulated other comprehensive income stranded at an inappropriate tax rate. The updated guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted in any interim period and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company will adopt the provisions of this new accounting standard at the beginning of fiscal 2019. The adoption will result in a reclassification of $50.7 million from Accumulated Other Comprehensive Income to Retained Earnings.
In July 2018, the FASB issued ASU 2018-09, Codification Improvements. This amendment makes changes to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification (ASC). The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments do not require transition guidance and will be effective upon issuance of ASU 2018-09. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018. The Company is currently assessing the impact of adoption on its consolidated financial statements, results of operations and cash flows.
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
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (Topic 350). The amendments in the update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The amendments are effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years and is to be applied either retrospectively or prospectively to all implementation costs incurred after the adoption date. Early adoption is permitted, including adoption in any interim period. The Company is currently evaluating the effect of this update and expects to adopt the provisions of this new accounting standard at the beginning of fiscal 2019.
Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they either are not relevant to the Company, or they are not expected to have a material effect on its business practices, financial condition, results of operations, or disclosures.

Note B
Acquisitions
On November 27, 2017, the Company acquired Columbus Manufacturing, Inc. (Columbus), an authentic premium deli meat and salami company, from Chicago-based Arbor Investments for a final purchase price of $857.4 million. The transaction was funded with cash on hand and by borrowing $375.0 million under a term loan facility and $375.0 million under a revolving credit facility.

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

(in thousands)
Accounts receivable	$21,199
Inventory	32,817
Prepaid and other assets	881
Other assets	936
Property, plant and equipment	83,662
Intangible assets	223,704
Goodwill	610,602
Current liabilities	(21,366)
Deferred taxes	(95,077)
Purchase price	$857,358

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

On August 22, 2017, the Company acquired Cidade do Sol (Ceratti) for a final purchase price of $103.3 million. The transaction was funded by the Company with cash on hand. The Company has completed a final allocation of the fair value of Ceratti. Allocations are based on the acquisition method of accounting and third party valuation appraisals. Refer to Note D for amounts assigned to goodwill and intangible assets.

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

On August 16, 2017, the Company acquired Fontanini Italian Meats and Sausages (Fontanini), a branded foodservice business, from Capitol Wholesale Meats, Inc. for a final purchase price of $425.7 million. The transaction provides a cash flow benefit resulting from the amortization of the tax basis of assets, the net present value of which is approximately $64.7 million. The transaction was funded by the Company with cash on hand and by utilizing short-term financing. Primary assets acquired include goodwill of $223.7 million and intangibles of $110.3 million.

The Company has completed a final allocation of the fair value of Fontanini. Allocations are based on the acquisition method of accounting and third party valuation appraisals. Refer to Note D for amounts assigned to goodwill and intangible assets.

Fontanini specializes in authentic Italian meats and sausages, as well as a variety of other premium meat products including pizza toppings and meatballs and allows the Company to expand the foodservice business.

Operating results for this acquisition have been included in the Company’s Consolidated Statements of Operations from the date of acquisition and are reflected in the Refrigerated Foods segment.

On May 26, 2016, the Company acquired Justin’s, LLC (Justin’s) of Boulder, Colorado, for a final purchase price of $280.9 million. The purchase price was funded by the Company with cash on hand and by utilizing short-term financing. Primary assets acquired include goodwill of $186.4 million and intangibles of $89.9 million.

Justin’s is a pioneer in nut butter-based snacking and this acquisition allows the Company to enhance its presence in the specialty natural and organic nut butter category, complementing Skippy® peanut butter products.

Operating results for this acquisition are included in the Company’s Consolidated Statements of Operations from the date of acquisition and are reflected in the Grocery Products segment.

Note C
Inventories
Principal components of inventories are:

(in thousands)	October 28, 2018	October 29, 2017
Finished products	$525,628	$511,789
Raw materials and work-in-process	247,495	237,903
Operating supplies	126,644	114,098
Maintenance materials and parts	63,760	57,232
Total	$963,527	$921,022

Note D
Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the fiscal years ended October 28, 2018, and October 29, 2017, are presented in the table below. Additions relate to the acquisitions of Columbus on November 27, 2017, for fiscal 2018 and the acquisitions of Fontanini on August 16, 2017, and Ceratti on August 22, 2017, for fiscal 2017. The reduction during fiscal 2017 is due to the sale of Clougherty Packing, LLC, parent company of Farmer John and Saag’s Specialty Meats, along with PFFJ, LLC, farm operations in California, Arizona, and Wyoming (Farmer John) on January 3, 2017. See additional discussion regarding the Company’s assets held for sale in Note E.

(in thousands)	Grocery Products	Refrigerated Foods	Jennie-O Turkey Store	International & Other	Total
Balance as of October 30, 2016	$882,582	$584,443	$203,214	$164,258	$1,834,497
Goodwill acquired	—	223,082	—	74,060	297,142
Goodwill sold	—	(11,826)	—	—	(11,826)
Balance as of October 29, 2017	$882,582	$795,699	$203,214	$238,318	$2,119,813
Goodwill acquired	—	610,602	—	—	610,602
Foreign currency translation	—	—	—	(20,224)	(20,224)
Purchase adjustments	—	596	—	3,329	3,925
Balance as of October 28, 2018	$882,582	$1,406,897	$203,214	$221,423	$2,714,116

The gross carrying amount and accumulated amortization for definite-lived intangible assets are presented in the table below. In fiscal 2018, customer relationships of $29.4 million were acquired related to Columbus. In fiscal 2017, customer relationships of $13.1 million were acquired related to Ceratti and $10.0 million were acquired related to Fontanini. Once fully amortized, the definite-lived intangible assets are removed from the table.

	October 28, 2018			October 29, 2017
	Gross		Weighted-	Gross		Weighted-
	Carrying	Accumulated	Avg Life	Carrying	Accumulated	Avg Life
(in thousands)	Amount	Amortization	(in Years)	Amount	Amortization	(in Years)
Customer lists/relationships	$137,039	$(36,367)	12.4	$115,940	$(25,767)	12.3
Other intangibles	6,155	(1,547)	6.4	3,100	(2,044)	5.8
Formulas and recipes	—	—	—	1,950	(1,950)	10.0
Foreign currency translation	—	(2,883)	—	—	(206)	—
Total	$143,194	$(40,797)	12.2	$120,990	$(29,967)	12.1

Amortization expense for the last three fiscal years was as follows:

(in millions)
2018	$12.7
2017	8.4
2016	8.4

Estimated annual amortization expense for the five fiscal years after October 28, 2018, is as follows:

(in millions)
2019	$12.6
2020	12.6
2021	12.7
2022	12.4
2023	11.6

The carrying amounts for indefinite-lived intangible assets are in the following table. The increases largely represent the fair value of trademarks acquired with Columbus of $193.0 million in fiscal 2018. Fiscal 2017 additions included the trademarks acquired with Ceratti and Fontanini of $15.9 million and $100.4 million, respectively.

	October 28,	October 29,
(in thousands)	2018	2017
Brands/tradenames/trademarks	$1,108,122	$935,816
Other intangibles	184	184
Foreign currency translation	(3,484)	(9)
Total	$1,104,822	$935,991

During the fourth quarter of fiscal years 2018, 2017, and 2016, the Company completed the required annual impairment tests of indefinite-lived intangible assets and goodwill. An impairment was indicated for the CytoSport trademark in the Grocery Products segment, resulting in a charge of $17.3 million in fiscal 2018. No other impairment was indicated. Useful lives of intangible assets were also reviewed during this process, with no material changes identified.

Note E
Assets Held for Sale
At the end of fiscal 2016, the Company was actively marketing Farmer John. Through this process, the Company identified the specific assets and liabilities to be sold and allocated goodwill based on the relative fair values of the assets held for sale and the assets that would be retained by the Company. In November 2016, the Company entered into an agreement for the sale and the transaction closed on January 3, 2017. The purchase price was $145 million in cash. The assets held for sale were reported within the Company’s Refrigerated Foods segment. The assets held for sale were not material to the Company’s annual net sales, net earnings, or earnings per share.

Amounts classified as assets and liabilities held for sale on October 30, 2016, were presented on the Company’s Consolidated Statement of Financial Position within their respective accounts, and include the following:

Assets held for sale (in thousands)
Current assets	$80,861
Goodwill	12,703
Intangibles	14,321
Property, plant and equipment	74,812
Total assets held for sale	$182,697
`

Liabilities held for sale (in thousands)
Total current liabilities held for sale	$44,066

Note F
Long-term Debt and Other Borrowing Arrangements
Long-term debt consists of:

(in thousands)	October 28, 2018	October 29, 2017
Term loan	$374,840	$—
Senior unsecured notes, with interest at 4.125%, interest due semi- annually through April 2021 maturity date	250,000	250,000
Less: current maturities	—	—
Total	$624,840	$250,000

The Company has a $400.0 million unsecured revolving line of credit which matures in June 2021. The unsecured revolving line of credit bears interest at a variable rate based on LIBOR, and a fixed fee is paid for the availability of this credit line. As of October 28, 2018, and October 29, 2017 the Company had no outstanding draws from this line of credit.

The Company had a $300.0 million term loan facility which expired in December 2016. With the acquisition of Columbus Manufacturing Inc. in November 2017, the Company obtained a two-year $375.0 million term loan which is due in full in November 2019. In December 2018, the Company will consider this term loan short term since the due date is less than one year.

The Company is required by certain covenants in its debt agreements to maintain specified levels of financial ratios and financial position. At the end of the current fiscal year, the Company was in compliance with all of these covenants.

Total interest paid in the last three fiscal years is as follows:

(in millions)
2018	$25.6
2017	12.7
2016	12.9

Note G
Pension and Other Post-retirement Benefits
The Company has several defined benefit plans and defined contribution plans covering most employees. Benefits for defined benefit pension plans covering hourly employees are provided based on stated amounts for each year of service, while plan benefits covering salaried employees are based on final average compensation. In fiscal 2011, an amendment was enacted for a defined benefit plan which included a change in the pension formula effective January 1, 2017. The amended formula remains a defined benefit formula, but bases the accrued benefit credit on age and service and defines the benefit as a lump sum. Effective October 31, 2016, the 401(k) match for these participants was increased. Total costs associated with the Company’s defined contribution benefit plans in fiscal years 2018, 2017, and 2016 were $44.2 million, $45.2 million, and $33.5 million, respectively.

Certain groups of employees are eligible for post-retirement health or welfare benefits. Benefits for retired employees vary for each group depending on respective retirement dates and applicable plan coverage in effect. Contribution requirements for retired employees are governed by the Retiree Health Care Payment Program and may change each year as the cost to provide coverage is determined.

Net periodic cost of defined benefit plans included the following:

	Pension Benefits			Post-retirement Benefits
(in thousands)	2018	2017	2016	2018	2017	2016
Service cost	$31,612	$30,256	$26,951	$980	$1,106	$1,297
Interest cost	56,196	54,263	55,728	11,169	11,630	13,346
Expected return on plan assets	(99,091)	(90,936)	(88,681)	—	—	—
Amortization of prior service cost	(2,468)	(3,000)	(4,120)	(3,111)	(4,274)	(4,282)
Recognized actuarial loss (gain)	18,166	26,166	20,318	179	2,424	1,617
Curtailment (gain) charge	—	—	(4,438)	—	—	—
Net periodic cost	$4,415	$16,749	$5,758	$9,217	$10,886	$11,978

 Actuarial gains and losses and any adjustments resulting from plan amendments are deferred and amortized to expense over periods ranging from 9-23 years for pension benefits and 5-18 years for post-retirement benefits. The following amounts have not been recognized in net periodic pension cost and are included in accumulated other comprehensive loss:

	Pension Benefits		Post-retirement Benefits
(in thousands)	2018	2017	2018	2017
Unrecognized prior service credit	$8,097	$10,565	$6,461	$4,585
Unrecognized actuarial losses	(336,894)	(380,114)	(9,302)	(30,857)

The following amounts are expected to be recognized in net periodic benefit expense in fiscal 2019:

(in thousands)	Pension Benefits	Post- retirement Benefits
Amortized prior service credit	$(2,468)	$(2,937)
Recognized actuarial losses	15,670	—

The following is a reconciliation of the beginning and ending balances of the benefit obligation, the fair value of plan assets, and the funded status of the plans as of the October 28, 2018, and the October 29, 2017, measurement dates:

	Pension Benefits		Post-retirement Benefits
(in thousands)	2018	2017	2018	2017
Change in benefit obligation
Benefit obligation at beginning of year	$1,460,098	$1,394,870	$304,683	$317,472
Service cost	31,612	30,256	980	1,106
Interest cost	56,196	54,263	11,169	11,630
Actuarial (gain) loss	(134,924)	35,379	(24,515)	(10,977)
Plan amendments	—	3,483	—	4,986
Participant contributions	—	—	2,232	2,661
Medicare Part D subsidy	—	—	768	1,355
Benefits paid	(62,079)	(58,153)	(23,045)	(23,550)
Benefit obligation at end of year	$1,350,903	$1,460,098	$272,272	$304,683

	Pension Benefits		Post-retirement Benefits
(in thousands)	2018	2017	2018	2017
Change in plan assets
Fair value of plan assets at beginning of year	$1,379,953	$1,232,626	$—	$—
Actual return on plan assets	(10,780)	184,126	—	—
Participant contributions	—	—	2,232	2,661
Employer contributions	6,286	21,354	20,813	20,889
Benefits paid	(62,079)	(58,153)	(23,045)	(23,550)
Fair value of plan assets at end of year	$1,313,380	$1,379,953	$—	$—
Funded status at end of year	$(37,523)	$(80,145)	$(272,272)	$(304,683)

Amounts recognized in the Consolidated Statements of Financial Position as of October 28, 2018, and October 29, 2017, are as follows:

	Pension Benefits		Post-retirement Benefits
(in thousands)	2018	2017	2018	2017
Pension assets	$195,153	$171,990	$—	$—
Employee-related expenses	(6,851)	(5,957)	(20,540)	(20,612)
Pension and post-retirement benefits	(225,825)	(246,178)	(251,732)	(284,071)
Net amount recognized	$(37,523)	$(80,145)	$(272,272)	$(304,683)

The accumulated benefit obligation for all pension plans was $1.3 billion as of October 28, 2018, and $1.4 billion as of October 29, 2017. The following table provides information for pension plans with accumulated benefit obligations in excess of plan assets:

(in thousands)	2018	2017
Projected benefit obligation	$232,676	$252,136
Accumulated benefit obligation	227,015	247,687
Fair value of plan assets	—	—

Weighted-average assumptions used to determine benefit obligations are as follows:

	2018	2017
Discount rate	4.55%	3.91%
Rate of future compensation increase (for plans that base benefits on final compensation level)	3.96%	3.95%

Weighted-average assumptions used to determine net periodic benefit costs are as follows:

	2018	2017	2016
Discount rate	3.91%	3.94%	4.50%
Rate of future compensation increase (for plans that base benefits on final compensation level)	3.95%	3.96%	3.92%
Expected long-term return on plan assets	7.30%	7.50%	7.60%

The expected long-term rate of return on plan assets is based on fair value and is developed in consultation with outside advisors. A range is determined based on the composition of the asset portfolio, historical long-term rates of return, and estimates of future performance.

For measurement purposes, an 8.0% annual rate of increase in the per capita cost of covered health care benefits for pre-Medicare and post-Medicare retirees’ coverage is assumed for 2019. The pre-Medicare and post-Medicare rate is assumed to decrease to 5.0% for 2024, and remain steady thereafter.

The assumed discount rate, expected long-term rate of return on plan assets, rate of future compensation increase, and health care cost trend rate have a significant impact on the amounts reported for the benefit plans. A one-percentage-point change in these rates would have the following effects:

	1-Percentage-Point
	Expense		Benefit Obligation
(in thousands)	Increase	Decrease	Increase	Decrease
Pension benefits
Discount rate	$(11,445)	$14,215	$(163,270)	$203,780
Expected long-term rate of return on plan assets	(12,849)	12,849	—	—
Rate of future compensation increase	3,421	(2,965)	5,279	(4,592)
Post-retirement benefits
Discount rate	$1,172	$158	$(23,946)	$28,491
Health care cost trend rate	1,290	(1,104)	26,017	(22,482)

The Company’s funding policy is to make annual contributions of not less than the minimum required by applicable regulations. The Company expects to make contributions of $28.0 million during fiscal 2019 that represent benefit payments for unfunded plans.

Benefits expected to be paid over the next ten fiscal years are as follows:

(in thousands)	Pension Benefits	Post-retirement Benefits
2019	$63,348	$20,999
2020	65,640	20,880
2021	67,796	20,762
2022	70,275	20,642
2023	74,272	20,397
2024-2028	422,443	94,912

Post-retirement benefits are net of expected federal subsidy receipts related to prescription drug benefits granted under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which are estimated to be $0.5 million per year through 2028.

The actual and target weighted-average asset allocations for the Company’s pension plan assets as of the plan measurement date are as follows:

	2018		2017
Asset Category	Actual %	Target Range %	Actual %	Target Range %
Large capitalization equity	13.7	12-22	22.1	12-22
Small capitalization equity	12.7	3-13	5.4	3-13
International equity	14.9	10-20	15.1	10-20
Global equity	12.4	5-20	12.0	5-20
Private equity	5.8	0-15	5.4	0-15
Total equity securities	59.5	50-75	60.0	50-75
Fixed income	33.6	25-45	33.5	25-45
Real estate	5.7	0-10	5.0	0-10
Cash and cash equivalents	1.2	—	1.5	—

Target allocations are established in consultation with outside advisors through the use of asset-liability modeling to attempt to match the duration of the plan assets with the duration of the Company’s projected benefit liability. The asset allocation strategy attempts to minimize the long-term cost of pension benefits, reduce the volatility of pension expense, and achieve a healthy funded status for the plans.

The following tables show the categories of defined benefit pension plan assets and the level under which fair values were determined in the fair value hierarchy. Assets measured at fair value using the net asset value (NAV) per share practical expedient are not required to be classified in the fair value hierarchy. These amounts are provided to permit reconciliation to the total fair value of plan assets.

	Fair Value Measurements as of October 28, 2018
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan assets in fair value hierarchy
Cash equivalents (1)	$16,129	$16,129	$—	$—
Large capitalization equity (2)
Domestic	113,086	113,086	—	—
Foreign	29,810	29,810	—	—
Small capitalization equity (3)
Domestic	145,872	145,872	—	—
Foreign	21,417	21,417	—	—
Private equity (4)
Domestic	51,377	—	—	51,377
International	24,880	—	—	24,880
Fixed income (5)
US government issues	157,312	153,566	3,746	—
Municipal issues	19,456	—	19,456	—
Corporate issues – domestic	222,617	—	222,617	—
Corporate issues – foreign	42,513	—	42,513	—
Plan assets in fair value hierarchy	$844,469	$479,880	$288,332	$76,257

Plan assets at net asset value
Large capitalization equity – domestic (6)	$37,176
International equity – mutual fund (7)	107,956
International equity – collective trust (8)	86,641
Global equity – mutual fund (9)	162,630
Real estate – domestic (10)	74,508
Plan assets at net asset value	$468,911
Total plan assets at fair value	$1,313,380

	Fair Value Measurements as of October 29, 2017
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan assets in fair value hierarchy
Cash equivalents (1)	$21,653	$21,653	$—	$—
Large capitalization equity (2)
Domestic	189,536	189,536	—	—
Foreign	47,069	47,069	—	—
Small capitalization equity (3)
Domestic	64,448	64,448	—	—
Foreign	9,486	9,486	—	—
Private equity (4)
Domestic	53,652	—	—	53,652
International	20,552	—	—	20,552
Fixed income (5)
US government issues	159,690	154,977	4,713	—
Municipal issues	21,002	—	21,002	—
Corporate issues – domestic	228,753	—	228,753	—
Corporate issues – foreign	52,610	—	52,610	—
Plan assets in fair value hierarchy	$868,451	$487,169	$307,078	$74,204

Plan assets at net asset value
Large capitalization equity – domestic (6)	$68,579
International equity – mutual fund (7)	123,608
International equity – collective trust (8)	85,317
Global equity – mutual fund (9)	165,138
Real estate – domestic (10)	68,860
Plan assets at net asset value	$511,502
Total plan assets at fair value	$1,379,953

The following is a description of the valuation methodologies used for instruments measured at fair value, including the general classification of such instruments:

(1) Cash Equivalents: These Level 1 investments consist primarily of highly liquid money market mutual funds traded in active markets.

(2) Large Capitalization Equity: The Level 1 investments include a mix of predominately U.S. common stocks and foreign common stocks, which are valued at the closing price reported on the active market in which the individual securities are traded.

(3) Small Capitalization Equity: The Level 1 investments include a mix of predominately U.S. common stocks and foreign common stocks, which are valued at the closing price reported on the active market in which the individual securities are traded.

(4) Private Equity: These Level 3 investments consist of various collective investment funds, which are managed by a third party, invested in a well-diversified portfolio of equity investments from top performing, high quality firms focused on U.S. and foreign small to mid-markets, venture capitalists, and entrepreneurs with a concentration in areas of innovation. Investment strategies include buyouts, growth capital, buildups, and distressed, as well as early stages of company development mainly in the U.S. The fair value of these funds is based on the fair value of the underlying investments.

(5) Fixed Income: The Level 1 investments include U.S. Treasury bonds and notes, which are valued at the closing price reported on the active market in which the individual securities are traded. The Level 2 investments consist principally of U.S. government securities, which are valued daily using institutional bond quote sources and mortgage-backed securities pricing sources and municipal, domestic, and foreign securities, which are valued daily using institutional bond quote sources.

(6) Large Capitalization Equity – Domestic: The collective investment is valued at the publicly available NAV of shares held by the Master Trust at year end. The investment objective is to maintain a portfolio of equity securities that approximate the weighted total rate of return within the Standard & Poor’s 500 stock index. There are no restrictions on redemptions.

(7) International Equity – Mutual Funds: The mutual funds are valued at the publicly available NAV of shares held by the Master Trust at year end. The investment seeks long term growth of principal and income by investing in medium to large well established companies. There are no restrictions on redemptions.

(8) International Equity – Collective Trust: The collective investment funds are valued at the NAV of shares held by the Master Trust at year end. The investment objective of this fund is to generate a long term return through investments in quoted international equities. Redemptions can be made on a monthly basis as of the first business day of each month.

(9) Global Equity – Mutual Fund: This investment includes an open-ended mutual fund consisting of a mix of U.S. common stocks and foreign common stocks, which is valued at the publicly available NAV of shares held by the Master Trust at year end. The investment strategy is to obtain long term capital appreciation by focusing on companies generating above average earnings growth and are leading growth businesses in the marketplace. There are no restrictions on redemptions.

(10) Real Estate: These investments include ownership in open-ended real estate funds, which manage diversified portfolios of commercial properties within the office, residential, retail, and industrial property sectors. Investment strategies aim to acquire, own, hold, or dispose of investments with the goal of achieving current income and/or capital appreciation. The real estate investments are valued at the NAV of shares held by the Master Trust. Requests to redeem shares are granted on a quarterly basis with either 45 or 90 days advance notice, subject to availability of cash.

A reconciliation of the beginning and ending balance of the investments measured at fair value using significant unobservable inputs (Level 3) is as follows:

(in thousands)	2018	2017
Beginning balance	$74,204	$68,102
Purchases, issuances, and settlements (net)	(14,867)	(8,630)
Unrealized gains (losses)	3,724	(2,251)
Realized gains	11,331	15,560
Interest and dividend income	1,865	1,423
Ending balance	$76,257	$74,204

The Company has commitments totaling $125.0 million for the private equity investments within the pension plans. The unfunded private equity commitment balance for each investment category as of October 28, 2018, and October 29, 2017 is as follows:

(in thousands)	2018	2017
Domestic equity	$677	$1,585
International equity	36,142	41,076
Unfunded commitment balance	$36,819	$42,661

Funding for future private equity capital calls will come from existing pension plan asset investments and not from additional cash contributions into the Company’s pension plans.

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

Cash Flow Hedges: The Company utilizes corn and lean hog futures to offset price fluctuations in the Company’s future direct grain and hog purchases. The financial instruments are designated and accounted for as cash flow hedges, and the Company measures the effectiveness of the hedges at least quarterly. Effective gains or losses related to these cash flow hedges are reported in accumulated other comprehensive loss (AOCL) and reclassified into earnings, through cost of products sold, in the period or periods in which the hedged transactions affect earnings. Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold. The Company typically does not hedge its grain exposure beyond the next two upcoming fiscal years and its hog exposure beyond the next fiscal year. As of October 28, 2018, and October 29, 2017, the Company had the following outstanding commodity futures contracts that were entered into to hedge forecasted purchases:

Volume
Commodity	October 28, 2018	October 29, 2017
Corn	16.8 million bushels	11.5 million bushels
Lean hogs	0.4 million cwt	0.3 million cwt

As of October 28, 2018, the Company has included in AOCL hedging losses of $1.4 million (before tax) relating to its positions, compared to gains of $1.8 million (before tax) as of October 29, 2017. The Company expects to recognize the majority of these losses over the next 12 months.

Fair Value Hedges: The Company utilizes futures to minimize the price risk assumed when fixed forward priced contracts are offered to the Company’s commodity suppliers. The intent of the program is to make the forward priced commodities cost nearly the same as cash market purchases at the date of delivery. The futures contracts are designated and accounted for as fair value hedges, and the Company measures the effectiveness of the hedges at least quarterly. Changes in the fair value of the futures contracts, along with the gain or loss on the hedged purchase commitment, are marked-to-market through earnings and are recorded on the Consolidated Statements of Financial Position as a current asset and liability, respectively. Effective gains or losses related to these fair value hedges are recognized through cost of products sold in the period or periods in which the hedged transactions affect earnings. Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of products sold. As of October 28, 2018, and October 29, 2017, the Company had the following outstanding commodity futures contracts designated as fair value hedges:

Volume
Commodity	October 28, 2018	October 29, 2017
Corn	6.2 million bushels	4.1 million bushels
Lean hogs	0.2 million cwt	0.4 million cwt

Other Derivatives: The Company holds certain futures and options contract positions as part of a merchandising program and to manage the Company’s exposure to fluctuations in commodity markets. The Company has not applied hedge accounting to these positions.

As of October 28, 2018, the Company had an immaterial amount of outstanding corn futures and options contracts related to these programs and none at October 29, 2017.

Fair Values: The fair values of the Company’s derivative instruments as of October 28, 2018, and October 29, 2017, were as follows:

		Fair Value(1)
(in thousands)	Location on Consolidated Statements of Financial Position	October 28, 2018	October 29, 2017
Asset derivatives
Derivatives designated as hedges
Commodity contracts	Other current assets	$(30)	$326
Derivatives not designated as hedges
Commodity contracts	Other current assets	6	—
Total asset derivatives		$(24)	$326

(1)  Amounts represent the gross fair value of derivative assets and liabilities. The Company nets the derivative assets and liabilities for each of its hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract. The amount or timing of cash collateral balances may impact the classification of the derivative in the Consolidated Statements of Financial Position. See Note M “Fair Value Measurements” for a discussion of these net amounts as reported in the Consolidated Statements of Financial Position.

Derivative Gains and Losses: Gains or losses (before tax, in thousands) related to the Company’s derivative instruments for the fiscal years ended October 28, 2018, and October 29, 2017, were as follows:

	Gain/(Loss) Recognized in AOCL (Effective Portion) (1)		Location on Consolidated Statements of Operations	Gain/(Loss) Reclassified from AOCL into Earnings (Effective Portion) (1)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (4)
	Fiscal Year Ended			Fiscal Year Ended		Fiscal Year Ended
Cash Flow Hedges:	October 28, 2018	October 29, 2017		October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
Commodity contracts	$(8,634)	$(1,393)	Cost of products sold	$(5,480)	$5,994	$(177)	$156

	Location on Consolidated Statements of Operations	Gain/(Loss) Recognized in Earnings (Effective Portion) (3)		Gain/(Loss) Recognized in Earnings (Ineffective Portion) (2) (5)
		Fiscal Year Ended		Fiscal Year Ended
Fair Value Hedges:		October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
Commodity contracts	Cost of products sold	$3,572	$(327)	$(171)	$267

	Location on Consolidated Statements of Operations	Gain/(Loss) Recognized in Earnings
		Fiscal Year Ended
Derivatives Not Designated as Hedges:		October 28, 2018	October 29, 2017
Commodity contracts	Cost of products sold	$20	$(408)
(1) Amounts represent gains or losses in AOCL before tax. See Note J for the after tax impact of these gains or losses on net earnings.

(2) There were no gains or losses excluded from the assessment of hedge effectiveness during the fiscal year.

(3) Amounts represent losses on commodity contracts designated as fair value hedges that were closed during the fiscal year, which were offset by a corresponding gain on the underlying hedged purchase commitment. Additional gains or losses related to changes in the fair value of open commodity contracts, along with the offsetting gain or loss on the hedged purchase commitment, are also marked-to-market through earnings with no impact on a net basis.

(4) There were no gains or losses resulting from the discontinuance of cash flow hedges during the fiscal year.

(5) There were no gains or losses recognized as a result of a hedged firm commitment no longer qualifying as a fair value hedge during the fiscal year.

Note I
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

Investments in and receivables from affiliates consists of the following:

(in thousands)	Segment	% Owned	October 28, 2018	October 29, 2017
MegaMex Foods, LLC	Grocery Products	50%	$205,148	$177,657
Foreign joint ventures	International & Other	Various (26 – 40%)	68,005	64,712
Total			$273,153	$242,369

Equity in earnings of affiliates consists of the following:

(in thousands)	Segment	2018	2017	2016
MegaMex Foods, LLC	Grocery Products	$52,988	$31,357	$30,651
Foreign joint ventures	International & Other	5,984	8,233	8,034
Total		$58,972	$39,590	$38,685

Dividends received from affiliates for the fiscal years ended October 28, 2018, October 29, 2017, and October 30, 2016, were $30.0 million, $27.5 million, and $46.2 million, respectively. The Company recognized a basis difference of $21.3 million associated with the formation of MegaMex Foods, LLC, of which $13.6 million is remaining as of October 28, 2018. This difference is being amortized through equity in earnings of affiliates.

Note J
Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss are as follows:

(in thousands)	Foreign Currency Translation	Pension & Other Benefits		Deferred Gain (Loss) – Hedging		Accumulated Other Comprehensive Loss
Balance at October 25, 2015	$969	$(227,266)		$629		$(225,668)
Unrecognized gains (losses)
Gross	(6,458)	(124,783)		6,852		(124,389)
Tax effect	—	47,068		(2,792)		44,276
Reclassification into net earnings
Gross	—	13,533	(1)	1,310	(2)	14,843
Tax effect	—	(5,104)		(261)		(5,365)
Net of tax amount	(6,458)	(69,286)		5,109		(70,635)
Balance at October 30, 2016	$(5,489)	$(296,552)		$5,738		$(296,303)
Unrecognized gains (losses)
Gross	(1,357)	65,305		(1,393)		62,555
Tax effect	—	(24,535)		759		(23,776)
Reclassification into net earnings
Gross	—	21,316	(1)	(5,994)	(2)	15,322
Tax effect	—	(8,009)		2,136		(5,873)
Net of tax amount	(1,357)	54,077		(4,492)		48,228
Balance at October 29, 2017	$(6,846)	$(242,475)		$1,246		$(248,075)
Unrecognized gains (losses)
Gross	(38,008)	46,430		(8,634)		(212)
Tax effect	—	(11,244)		2,090		(9,154)
Reclassification into net earnings
Gross	—	12,766	(1)	5,480	(2)	18,246
Tax effect	—	(3,090)		(1,213)		(4,303)
Net of tax amount	(38,008)	44,862		(2,277)		4,577
Balance at October 28, 2018	$(44,854)	$(197,613)		$(1,031)		$(243,498)

(1)  Included in computation of net periodic cost (see Note G for additional details).
(2)  Included in cost of products sold in the Consolidated Statements of Operations.

Note K
Income Taxes
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

In March 2018, the FASB issued ASU 2018-05, which provides guidance for companies related to the Tax Act. ASU 2018-05 allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. Based on current interpretation of the Tax Act, the Company made reasonable estimates to record provisional adjustments during the fiscal 2018, as described above. As the Company accumulates and processes data to finalize the underlying calculations, and as regulators issue further guidance, estimates may change during the first quarter of fiscal 2019. The Company will continue to refine such amounts within the measurement period allowed, which will be completed no later than the first quarter of fiscal 2019.

In connection with the Company’s ongoing analysis of the impact of the U.S. tax law changes, which is provisional and subject to change, the Company recorded a net tax benefit of $72.9 million during fiscal 2018. This provisional net tax benefit arises from a benefit of $81.2 million from re-measuring the Company’s net U.S. deferred tax liabilities, partially offset by the Company’s accrual for the transition tax and other U.S. tax law changes of $8.3 million.

With respect to the new Tax Act provision on global intangible low-tax income (GILTI), which will apply to the Company starting in fiscal 2019, we have not made an accounting policy election on the deferred tax treatment.

The components of the provision for income taxes are as follows:

(in thousands)	2018	2017	2016
Current
U.S. Federal	$134,869	$329,707	$341,799
State	27,782	32,719	33,753
Foreign	13,492	6,950	6,819
Total current	176,143	369,376	382,371
Deferred
U.S. Federal	(15,573)	57,533	40,456
State	10,975	4,510	3,770
Foreign	(2,843)	123	101
Total deferred	(7,441)	62,166	44,327
Total provision for income taxes	$168,702	$431,542	$426,698

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred income tax liabilities and assets are as follows:

(in thousands)	October 28, 2018	October 29, 2017
Deferred tax liabilities
Goodwill and intangible assets	$(266,709)	$(298,159)
Tax over book depreciation and basis differences	(117,861)	(107,076)
Other, net	(11,221)	(18,657)
Deferred tax assets
Pension and post-retirement benefits	75,501	144,392
Employee compensation related liabilities	64,852	100,311
Marketing and promotional accruals	22,595	32,011
Other, net	35,750	48,768
Net deferred tax (liabilities) assets	$(197,093)	$(98,410)

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	2018	2017	2016
U.S. statutory rate	23.4%	35.0%	35.0%
State taxes on income, net of federal tax benefit	2.6	1.7	2.1
Domestic production activities deduction	(1.5)	(2.4)	(2.8)
Foreign tax credit	—	—	(0.9)
Provisional tax law change	(6.3)	—	—
Equity based compensation	(3.4)	—	—
All other, net	(0.5)	(0.6)	(1.0)
Effective tax rate	14.3%	33.7%	32.4%

In fiscal 2016, the Company approved a repatriation of $38.0 million of foreign earnings related to an international entity restructuring which generated a U.S. tax benefit of $12.1 million. The Company recorded a favorable discrete tax event related to this transaction.

During 2018, the Company provisionally recorded the transition tax on its foreign earnings. Those foreign earnings, aggregating to approximately $105.9 million at October 28, 2018, have been deemed repatriated for U.S. federal tax purposes. The Company maintains all earnings are permanently reinvested. Accordingly, no additional income taxes have been provided for withholding tax, state tax, or other taxes.

Total income taxes paid during fiscal years 2018, 2017, and 2016 were $147.5 million, $336.0 million, and $372.0 million, respectively.

The following table sets forth changes in the unrecognized tax benefits, excluding interest and penalties, for fiscal years 2017 and 2018.

(in thousands)
Balance as of October 30, 2016	$27,389
Tax positions related to the current period
Increases	3,094
Tax positions related to prior periods
Increases	8,923
Decreases	(2,388)
Settlements	(1,825)
Decreases related to a lapse of applicable statute of limitations	(2,396)
Balance as of October 29, 2017	$32,797
Tax positions related to the current period
Increases	3,540
Tax positions related to prior periods
Increases	3,712
Decreases	(1,874)
Settlements	(2,702)
Decreases related to a lapse of applicable statute of limitations	(2,356)
Balance as of October 28, 2018	$33,117

The amount of unrecognized tax benefits, including interest and penalties, is recorded in other long-term liabilities. If recognized as of October 28, 2018, and October 29, 2017, $26.3 million and $20.2 million, respectively, would impact the Company’s effective tax rate. The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense, with losses of $0.6 million and $0.1 million included in expense for fiscal 2018 and 2017, respectively. The amount of accrued interest and penalties at October 28, 2018, and October 29, 2017, associated with unrecognized tax benefits was $6.5 million and $7.1 million, respectively.

The Company is regularly audited by federal and state taxing authorities. The United States Internal Revenue Service (I.R.S.) concluded their examination of fiscal 2016 in the first quarter of fiscal 2018. The Company has elected to participate in the Compliance Assurance Process (CAP) for fiscal years through 2019. The objective of CAP is to contemporaneously work with the I.R.S. to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. The Company may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time.

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

A reconciliation of the number of options outstanding and exercisable (in thousands) as of October 28, 2018, and changes during the fiscal year then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 29, 2017	30,685	$18.08
Granted	6,272	36.39
Exercised	6,991	10.27
Forfeited	427	36.19
Expired	3	37.76
Outstanding at October 28, 2018	29,536	$23.55	5.4	$520,424
Exercisable at October 28, 2018	20,121	$18.06	3.9	$464,982

The weighted-average grant date fair value of stock options granted, and the total intrinsic value of options exercised (in thousands) during each of the past three fiscal years is as follows:

	Fiscal Year Ended
	October 28,	October 29,	October 30,
	2018	2017	2016
Weighted-average grant date fair value	$7.16	$6.41	$7.82
Intrinsic value of exercised options	187,486	87,543	135,593

The fair value of each option award is calculated on the date of grant using the Black-Scholes valuation model utilizing the following weighted-average assumptions:

	Fiscal Year Ended
	October 28,	October 29,	October 30,
	2018	2017	2016
Risk-free interest rate	2.7%	2.4%	2.1%
Dividend yield	2.1%	2.0%	1.5%
Stock price volatility	19.0%	19.0%	19.0%
Expected option life	8 years	8 years	8 years

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

Restricted shares awarded on February 1 are subject to a restricted period which expires the date of the Company’s next annual stockholders meeting. A reconciliation of the restricted shares (in thousands) as of October 28, 2018, and changes during the fiscal year then ended, is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Restricted at October 29, 2017	58	$35.62
Granted	52	34.08
Vested	57	35.62
Forfeited	1	35.62
Restricted at October 28, 2018	52	$34.08

The weighted-average grant date fair value of restricted shares granted, the total fair value (in thousands) of restricted shares granted, and the fair value (in thousands) of shares that have vested during each of the past three fiscal years is as follows:

	Fiscal Year Ended
	October 28,	October 29,	October 30,
	2018	2017	2016
Weighted-average grant date fair value	$34.08	$35.62	$41.01
Fair value of restricted shares granted	1,760	2,080	1,920
Fair value of shares vested	$2,053	$1,920	$1,920

Stock-based compensation expense, along with the related income tax benefit, for each of the past three fiscal years is presented in the table below:

	Fiscal Year Ended
	October 28,	October 29,	October 30,
(in thousands)	2018	2017	2016
Stock-based compensation expense recognized	$20,595	$15,591	$17,829
Income tax benefit recognized	(4,943)	(5,879)	(6,764)
After-tax stock-based compensation expense	$15,652	$9,712	$11,065

At October 28, 2018, there was $34.2 million of total unrecognized compensation expense from stock-based compensation arrangements granted under the plans. This compensation is expected to be recognized over a weighted-average period of approximately 3.2 years. During fiscal years 2018, 2017, and 2016, cash received from stock option exercises was $71.8 million, $21.7 million, and $12.1 million, respectively.

Shares issued for option exercises and restricted shares may be either authorized but unissued shares, or shares of treasury stock acquired in the open market or otherwise. The number of shares available for future grants was 16.1 million at October 28, 2018, 46.7 million at October 29, 2017, and 48.1 million at October 30, 2016.

Note M
Fair Value Measurements
Pursuant to the provisions of ASC 820, the Company’s financial assets and liabilities carried at fair value on a recurring basis in the consolidated financial statements as of October 28, 2018, and October 29, 2017, and their level within the fair value hierarchy, are presented in the table below.

	Fair Value Measurements at October 28, 2018
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets at fair value
Cash and cash equivalents(1)	$459,136	$459,136	$—	$—
Other trading securities(2)	137,311	—	137,311	—
Commodity derivatives(3)	4,611	4,611	—	—
Total assets at fair value	$601,058	$463,747	$137,311	$—
Liabilities at fair value
Deferred compensation(2)	$60,181	$—	$60,181	$—
Total liabilities at fair value	$60,181	$—	$60,181	$—

	Fair Value Measurements at October 29, 2017
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets at fair value
Cash and cash equivalents(1)	$444,122	$444,122	$—	$—
Other trading securities(2)	128,530	—	128,530	—
Commodity derivatives(3)	2,821	2,821	—	—
Total assets at fair value	$575,473	$446,943	$128,530	$—
Liabilities at fair value
Deferred compensation(2)	$62,341	$—	$62,341	$—
Total liabilities at fair value	$62,341	$—	$62,341	$—

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

(3) The Company’s commodity derivatives represent futures contracts used in its hedging or other programs to offset price fluctuations associated with purchases of corn, soybean meal, and hogs, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers. The Company’s futures contracts for corn and soybean meal are traded on the Chicago Board of Trade, while futures contracts for lean hogs are traded on the Chicago Mercantile Exchange. These are active markets with quoted prices available, and these contracts are classified as Level 1. All derivatives are reviewed for potential credit risk and risk of nonperformance. The Company nets the derivative assets and liabilities for each of its hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract. The net balance for each program is included in other current assets or accounts payable, as appropriate, in the Consolidated Statements of Financial Position. As of October 28, 2018, the Company has recognized the right to reclaim net cash collateral of $4.6 million from various counterparties (including cash of $4.7 million less $0.1 of realized losses). As of October 29, 2017, the Company had recognized the right to reclaim net cash collateral of $2.5 million from various counterparties (including $11.0 million of realized gains offset by cash owed of $8.5 million on closed positions).

The Company’s financial assets and liabilities include accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value. The Company does not carry its long-term debt at fair value in its Consolidated Statements of Financial Position. Based on borrowing rates available to the Company for long-term financing with similar terms and average maturities, the fair value of long-term debt, utilizing discounted cash flows (Level 2), was $631.3 million as of October 28, 2018, and $266.5 million as of October 29, 2017.

In accordance with the provisions of ASC 820, the Company measures certain nonfinancial assets and liabilities at fair value, which are recognized or disclosed on a nonrecurring basis (e.g. goodwill, intangible assets, and property, plant and equipment). During the fourth quarter of fiscal year 2018, a $17.3 million intangible asset impairment charge was recorded for a CytoSport trademark. See additional discussion regarding the Company’s goodwill and intangible assets in Note D. During fiscal years 2018, 2017, and 2016, there were no other material remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

Note N
Commitments and Contingencies
In order to ensure a steady supply of hogs and turkeys, and to keep the cost of products stable, the Company has entered into contracts with producers for the purchase of hogs and turkeys at formula-based prices over periods up to 10 years. The Company has also entered into grow-out contracts with independent farmers to raise turkeys for the Company for periods up to 25 years. Under these arrangements, the Company owns the livestock, feed, and other supplies while the independent farmers provide facilities and labor. The Company has also contracted for the purchase of corn, soybean meal, and other feed ingredients from independent suppliers for periods up to three years. Under these contracts, the Company is committed at October 28, 2018, to make purchases, assuming current price levels, as follows:

(in thousands)
2019	$1,147,784
2020	697,347
2021	408,855
2022	195,638
2023	111,037
Later Years	88,418
Total	$2,649,079

Purchases under these contracts for fiscal years 2018, 2017, and 2016 were $1.3 billion, $1.4 billion, and $1.6 billion, respectively.

The Company has noncancelable operating lease commitments on facilities and equipment at October 28, 2018, as follows:

(in thousands)
2019	$12,886
2020	8,996
2021	6,988
2022	5,301
2023	4,453
Later Years	23,846
Total	$62,470

The Company expensed $22.9 million, $19.2 million, and $21.6 million for rent in fiscal years 2018, 2017, and 2016, respectively.

As of October 28, 2018, the Company has $45.5 million of standby letters of credit issued on its behalf. The standby letters of credit are primarily related to the Company’s self-insured workers compensation programs. However, that amount includes revocable standby letters of credit totaling $2.4 million for obligations of an affiliated party that may arise under workers compensation claims. Letters of credit are not reflected in the Company’s Consolidated Statements of Financial Position.

The Company is involved in litigation on an on-going basis arising in the ordinary course of business. In the opinion of management, the outcome of litigation currently pending will not materially affect the Company’s results of operations, financial condition, or liquidity.

Note O
Earnings Per Share Data
The reported net earnings attributable to the Company were used when computing basic and diluted earnings per share for all years presented. A reconciliation of the shares used in the computation is as follows:

(in thousands)	2018	2017	2016
Basic weighted-average shares outstanding	530,742	528,363	529,290
Dilutive potential common shares	13,127	10,753	13,183
Diluted weighted-average shares outstanding	543,869	539,116	542,473

For fiscal years 2018, 2017, and 2016, a total of 7.3 million, 3.7 million, and 1.1 million weighted-average outstanding stock options, respectively, were not included in the computation of dilutive potential common shares since their inclusion would have had an antidilutive effect on earnings per share.

Note P
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

The Refrigerated Foods segment consists primarily of the processing, marketing, and sale of branded and unbranded pork, beef, and poultry products for retail, foodservice, deli, and commercial customers.

The Jennie-O Turkey Store segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for retail, foodservice, and fresh product customers.

The International & Other segment includes Hormel Foods International which manufactures, markets, and sells Company products internationally. This segment also includes the results from the Company’s international joint ventures and royalty arrangements.

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

(in thousands)	2018	2017	2016
Net Sales (to unaffiliated customers)
Grocery Products	$2,521,992	$2,555,613	$2,623,890
Refrigerated Foods	4,771,836	4,403,732	4,647,173
Jennie-O Turkey Store	1,627,433	1,663,160	1,740,968
International & Other	624,439	545,014	511,193
Total	$9,545,700	$9,167,519	$9,523,224
Intersegment Sales
Grocery Products	$38	$32	$26
Refrigerated Foods	8,591	7,832	11,341
Jennie-O Turkey Store	110,753	113,384	120,742
International & Other	$—	—	—
Total	119,382	121,248	132,109
Intersegment elimination	(119,382)	(121,248)	(132,109)
Total	$—	$—	$—
Segment Net Sales
Grocery Products	$2,522,030	$2,555,645	$2,623,916
Refrigerated Foods	4,780,427	4,411,564	4,658,514
Jennie-O Turkey Store	1,738,186	1,776,544	1,861,710
International & Other	624,439	545,014	511,193
Intersegment elimination	(119,382)	(121,248)	(132,109)
Total	$9,545,700	$9,167,519	$9,523,224
Segment Operating Profit
Grocery Products	$362,750	$387,637	$379,378
Refrigerated Foods	617,626	587,929	585,652
Jennie-O Turkey Store	175,684	247,322	329,427
International & Other	88,953	85,304	78,409
Total segment operating profit	1,245,013	$1,308,192	$1,372,866
Net interest and investment expense (income)	17,637	1,824	6,680
General corporate expense	46,534	28,091	49,436
Noncontrolling interest	442	368	465
Earnings Before Income Taxes	$1,181,284	$1,278,645	$1,317,215
Assets
Grocery Products	$2,205,396	$2,215,154	$2,277,913
Refrigerated Foods	3,379,612	2,324,749	1,999,821
Jennie-O Turkey Store	1,048,716	942,369	882,812
International & Other	679,003	675,878	510,904
Corporate	829,565	817,758	698,617
Total	$8,142,292	$6,975,908	$6,370,067
Additions to Property, Plant & Equipment
Grocery Products	$13,042	$16,443	$21,202
Refrigerated Foods	220,499	79,836	93,430
Jennie-O Turkey Store	131,946	88,063	61,340
International & Other	16,513	33,124	44,407
Corporate	7,607	3,820	35,145
Total	$389,607	$221,286	$255,524
Depreciation and Amortization
Grocery Products	$35,217	$37,096	$34,890
Refrigerated Foods	70,564	45,911	53,229
Jennie-O Turkey Store	33,324	31,611	29,225
International & Other	10,755	4,042	3,969
Corporate	11,998	12,317	10,655
Total	$161,858	$130,977	$131,968

The Company’s products primarily consist of meat and other food products. Perishable includes fresh meats, frozen items, refrigerated meal solutions, sausages, hams, guacamole, and bacon (excluding JOTS products). Shelf-stable includes canned luncheon meats, peanut butter, chilies, shelf-stable microwaveable meals, hash, stews, meat spreads, flour and corn tortillas, salsas, tortilla chips, and other items that do not require refrigeration. The Poultry category is composed primarily of JOTS products. The Miscellaneous category primarily consists of nutritional food products and supplements, dessert and drink mixes, and industrial gelatin products. The percentages of total revenues contributed by classes of similar products for the last three fiscal years are as follows:

	Fiscal Year Ended
	October 28, 2018	October 29, 2017	October 30, 2016
Perishable	55.9%	53.7%	53.1%
Poultry	19.3%	19.1%	20.5%
Shelf-stable	18.5%	20.2%	18.2%
Miscellaneous	6.3%	7.0%	8.2%
Total	100.0%	100.0%	100.0%

Revenues from external customers are classified as domestic or foreign based on the destination where title passes. No individual foreign country is material to the consolidated results. Additionally, the Company’s long-lived assets located in foreign countries are not significant. Total revenues attributed to the U.S. and all foreign countries in total for the last three fiscal years are as follows:

	Fiscal Year Ended
(in thousands)	October 28, 2018	October 29, 2017	October 30, 2016
United States	$8,957,305	$8,631,325	$9,012,797
Foreign	588,395	536,194	510,427
Total	$9,545,700	$9,167,519	$9,523,224

In fiscal 2018, sales to Walmart Inc. (Walmart) represented $1.4 billion or 13.6% percent of the Company’s consolidated revenues (measured as gross sales less returns and allowances). In fiscal 2017, sales to Walmart represented $1.5 billion or 14.4% percent of the Company’s consolidated revenues. Walmart is a customer for all four segments of the Company.

Note Q
Quarterly Results of Operations (Unaudited)
The following tabulations reflect the unaudited quarterly results of operations for the years ended October 28, 2018, and October 29, 2017.

(in thousands, except per share data)	Net Sales	Gross Profit	Net Earnings	Net Earnings Attributable to Hormel Foods Corporation(1)	Basic Earnings Per Share	Diluted Earnings Per Share(2)
2018
First quarter	$2,331,293	$502,179	$303,211	$303,107	$0.57	$0.56
Second quarter	2,330,568	496,686	237,522	237,384	0.45	0.44
Third quarter	2,359,142	459,172	210,353	210,243	0.40	0.39
Fourth quarter	2,524,697	537,396	261,496	261,406	0.49	0.48
2017
First quarter	$2,280,227	$552,280	$235,303	$235,147	$0.44	$0.44
Second quarter	2,187,309	486,920	210,886	210,926	0.40	0.39
Third quarter	2,207,375	452,409	182,551	182,508	0.35	0.34
Fourth quarter	2,492,608	511,554	218,363	218,154	0.41	0.41

(1) Excludes net earnings attributable to the Company’s noncontrolling interests.
(2) Quarterly amounts are independently computed and may not add to the annual amounts.

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

Internal Control over Financial Reporting

During the fourth quarter of fiscal year 2018, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information under “Item 1 – Election of Directors”, “Board Independence”, and information under “Board of Director and Committee Meetings” in the definitive proxy statement for the Annual Meeting of Stockholders to be held January 29, 2019, is incorporated herein by reference.

Information concerning Executive Officers is set forth in Part I, Item 1(f) of this Annual Report on Form 10-K, pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K.

Information under “Section 16(a) Beneficial Ownership Reporting Compliance,” in the definitive proxy statement for the Annual Meeting of Stockholders to be held January 29, 2019, is incorporated herein by reference.

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

Item 11.  EXECUTIVE COMPENSATION

Information commencing with “Executive Compensation” through "CEO Pay Ratio Disclosure”, and information under “Compensation of Directors” in the definitive proxy statement for the Annual Meeting of Stockholders to be held January 29, 2019, is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the Company's equity compensation plans as of October 28, 2018, is shown below:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	29,535,582	$23.55	16,064,059
Equity compensation plans not approved by security holders	—	—	-
Total	29,535.582	$23.55	16,064,059

Information under “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the definitive proxy statement for the Annual Meeting of Stockholders to be held January 29, 2019, is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information under “Related Party Transactions” and “Board Independence” in the definitive proxy statement for the Annual Meeting of Stockholders to be held January 29, 2019, is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information under “Independent Registered Public Accounting Firm Fees” and “Audit Committee Preapproval Policies and Procedures” in the definitive proxy statement for the Annual Meeting of Stockholders to be held January 29, 2019, is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Hormel Foods Corporation for the fiscal year ended October 28, 2018, are filed as part of this report:

Consolidated Statements of Financial Position–October 28, 2018, and October 29, 2017.

Consolidated Statements of Operations–Fiscal Years Ended October 28, 2018, October 29, 2017, and October 30, 2016.

Consolidated Statements of Comprehensive Income–Fiscal Years Ended October 28, 2018, October 29, 2017, and October 30, 2016.

Consolidated Statements of Changes in Shareholders’ Investment–Fiscal Years Ended October 28, 2018, October 29, 2017, and October 30, 2016.

Consolidated Statements of Cash Flows–Fiscal Years Ended October 28, 2018, October 29, 2017, and October 30, 2016.

Notes to Consolidated Financial Statements

Report of Management

Report of Independent Registered Public Accounting Firm

FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statement schedule of Hormel Foods Corporation required is submitted herewith:

Schedule II – Valuation and Qualifying Accounts and Reserves–Fiscal Years Ended October 28, 2018, October 29, 2017, and October 30, 2016.

FINANCIAL STATEMENTS AND SCHEDULES OMITTED

All other financial statements and schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

HORMEL FOODS CORPORATION

(In Thousands)

		Additions/(Benefits)
Classification	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts Describe		Deductions- Describe		Balance at End of Period
Valuation reserve deduction from assets account:
Fiscal year ended October 28, 2018 Allowance for doubtful accounts receivable			$10	(1)	$65	(4)
	$4,246	$79	(262)	(3)	(43)	(5)	$4,051
Fiscal year ended October 29, 2017 Allowance for doubtful accounts receivable					$677	(4)
	$4,045	$561	$261	(2)	(56)	(5)	$4,246
Fiscal year ended October 30, 2016 Allowance for doubtful accounts receivable
	$4,086	$611	$—		$652	(4)	$4,045

(1) Increase in the reserve due to the inclusion of Columbus accounts receivable.

(2) Increase in the reserve due to the inclusion of Fontanini accounts receivable.

(3)  Consolidation of the Fontanini and Columbus reserves.

(4)  Uncollectible accounts written off.

(5)  Recoveries on accounts previously written off.

LIST OF EXHIBITS
HORMEL FOODS CORPORATION

NUMBER	DESCRIPTION OF DOCUMENT
3.1 (1)	Restated Certificate of Incorporation as amended January 27, 2016. (Incorporated by reference to Exhibit 3.1 to Hormel’s Report on Form 10-K dated December 21, 2016, File No. 001-02402.)

3.2 (1)	Bylaws as amended to date. (Incorporated by reference to Exhibit 3(ii) to Hormel’s Report on Form 8-K dated May 21, 2018, File No. 001-02402.)

4.1 (1)
Indenture dated as of April 1, 2011, between the Company and U.S. Bank National Association. (Incorporated by reference to Exhibit 4.3 to Hormel’s Registration Statement on Form S-3 filed on April 4, 2011, File No. 333-173284.)

4.2 (1)	Form of 4.125% Notes due 2021. (Incorporated by reference to Exhibit 4.1 to Hormel’s Current Report on Form 8-K dated April 11, 2011, File No. 001-02402.)

4.3
Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of holders of certain long-term debt are not filed. Hormel agrees to furnish copies thereof to the Securities and Exchange Commission upon request.

10.1 (1)(3)	Hormel Foods Corporation Operators’ Shares Incentive Compensation Plan. (Incorporated by reference to Appendix A to Hormel’s definitive Proxy Statement filed on December 19, 2012, File No. 001-02402.)

10.2 (1)(3)
Hormel Foods Corporation Supplemental Executive Retirement Plan (2007 Restatement). (Incorporated by reference to Exhibit 10.2 to Hormel’s Current Report on Form 8-K dated November 21, 2011, File No. 001-02402.)

10.3 (1)(3)
First Amendment of Hormel Foods Corporation Supplemental Executive Retirement Plan (2007 Restatement). (Incorporated by reference to Exhibit 10.3 to Hormel’s Current Report on Form 8-K dated November 21, 2011, File No. 001-02402.)

10.4 (1)(3)
Second Amendment of Hormel Foods Corporation Supplemental Executive Retirement Plan (2007 Restatement). (Incorporated by reference to Exhibit 10.4 to Hormel’s Current Report on Form 8-K dated November 21, 2011, File No. 001-02402.)

10.5 (1)(3)
Third Amendment of Hormel Foods Corporation Supplemental Executive Retirement Plan (2007 Restatement). (Incorporated by reference to Exhibit 10.5 to Hormel’s Current Report on Form 8-K dated November 21, 2011, File No. 001-02402.)

10.6 (1)(3)	Hormel Foods Corporation 2000 Stock Incentive Plan (Amended 1-31-2006). (Incorporated by reference to Exhibit 10.1 to Hormel’s Current Report on Form 8-K dated January 31, 2006, File No. 001-02402.)

10.7 (1)(3)
Hormel Foods Corporation Executive Deferred Income Plan II (November 21, 2011 Restatement). (Incorporated by reference to Exhibit 10.1 to Hormel’s Current Report on Form 8-K dated November 21, 2011, File No. 001-02402.)

10.8 (1)(3)
Form of Indemnification Agreement for Directors and Officers. (Incorporated by reference to Exhibit 10.1 to Hormel’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2012, File No. 001-02402.)

10.10 (1)(3)
Hormel Foods Corporation 2009 Nonemployee Director Deferred Stock Plan (Plan Adopted November 24, 2008). (Incorporated by reference to Exhibit 10.2 to Hormel’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2009, File No. 001-02402.)

10.11 (1)(3)	Hormel Foods Corporation 2009 Long-Term Incentive Plan. (Incorporated by reference to Appendix A to Hormel’s definitive Proxy Statement filed on December 18, 2013, File No. 001-02402.)

10.12 (1)(3)
Hormel Survivor Income Plan for Executives (1993 Restatement). (Incorporated by reference to Exhibit 10.11 to Hormel’s Annual Report on Form 10-K for the fiscal year ended October 29, 2006, File No. 001-02402.)

10.13 (1)
Underwriting Agreement, dated as of April 4, 2011, by and between the Company and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner, & Smith Incorporated as representatives of the several underwriters named in Schedule 1 thereto. (Incorporated by reference to Exhibit 1.1 to Hormel’s Current Report on Form 8-K dated April 11, 2011, File No. 001-02402.)

10.14 (1)(3)	Hormel Foods Corporation 2018 Incentive Compensation Plan. (Incorporated by reference to Appendix A to Hormel's Definitive Proxy Statement filed on December 20, 2017, File No. 001-02402.)

21.1(2)	Subsidiaries of the Registrant.

23.1(2)	Consent of Independent Registered Public Accounting Firm.

NUMBER	DESCRIPTION OF DOCUMENT
24.1(2)	Power of Attorney.

31.1(2)	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(2)	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(2)	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Item 16.  FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORMEL FOODS CORPORATION

By:	/s/ JAMES P. SNEE	December 7, 2018
	JAMES P. SNEE, Chairman of the Board,	Date
President, Chief Executive Officer, and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Date	Title
/s/ JAMES P. SNEE	11/7/2018	Chairman of the Board, President, Chief Executive
JAMES P. SNEE		Officer, and Director
(Principal Executive Officer)

/s/ JAMES N. SHEEHAN	11/7/2018	Senior Vice President and Chief Financial Officer
JAMES N. SHEEHAN		(Principal Financial Officer)

/s/ JANA L. HAYNES	11/7/2018	Vice President and Controller
JANA L. HAYNES		(Principal Accounting Officer)

/s/ GARY C. BHOJWANI*	11/7/2018	Director
GARY C. BHOJWANI

/s/ TERRELL K. CREWS*	11/72018	Director
TERRELL K. CREWS

/s/ GLENN S. FORBES*	11/7/2018	Director
GLENN S. FORBES

/s/ STEPHEN M. LACY*	11/7/2018	Director
STEPHEN M. LACY

/s/ ELSA A. MURANO*	11/7/2018	Director
ELSA A. MURANO

/s/ ROBERT C. NAKASONE*	11/7/2018	Director
ROBERT C. NAKASONE

/s/ SUSAN K. NESTEGARD*	11/7/2018	Director
SUSAN K. NESTEGARD

/s/ WILLIAM A. NEWLANDS*	11/7/2018	Director
WILLIAM A. NEWLANDS

/s/ DAKOTA A. PIPPINS*	11/7/2018	Director
DAKOTA A. PIPPINS

/s/ CHRISTOPHER J. POLICINSKI*	11/7/2018	Director
CHRISTOPHER J. POLICINSKI

/s/ SALLY J. SMITH*	11/7/2018	Director
SALLY J. SMITH

/s/ STEVEN A. WHITE*	11/7/2018	Director
STEVEN A. WHITE

*By: /s/ JANA L. HAYNES	11/7/2018
JANA L. HAYNES
as Attorney-In-Fact