Form 10-Q
period 2019-01-27
HORMEL FOODS CORP /DE/
filed 2019-03-05
CIK 48465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 27, 2019
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      X   YES                         NO
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                X   YES                         NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer X	Accelerated filer
Non-accelerated filer	Smaller reporting company
Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes  X  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 3, 2019
Common Stock	$.01465 par value	535,675,778
Common Stock Non-Voting	$.01 par value	–0–

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands, except share and per share amounts)

	January 27, 2019	October 28, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$512,689	$459,136
Accounts receivable	565,060	600,438
Inventories	994,428	963,527
Income taxes receivable	147	3,995
Prepaid expenses	23,601	16,342
Other current assets	4,761	6,662
TOTAL CURRENT ASSETS	2,100,686	2,050,100

GOODWILL	2,716,750	2,714,116

OTHER INTANGIBLES	1,204,991	1,207,219

PENSION ASSETS	200,448	195,153

INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES	277,837	273,153

OTHER ASSETS	171,005	189,951

PROPERTY, PLANT AND EQUIPMENT
Land	49,162	50,332
Buildings	958,884	956,260
Equipment	1,819,284	1,863,020
Construction in progress	302,929	332,205
Less: Allowance for depreciation	(1,646,578)	(1,689,217)
Net property, plant and equipment	1,483,681	1,512,600

TOTAL ASSETS	$8,155,398	$8,142,292

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands, except share and per share amounts)

	January 27, 2019	October 28, 2018
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Accounts payable	$505,617	$618,830
Accrued expenses	50,361	48,298
Accrued workers compensation	25,215	24,594
Accrued marketing expenses	139,338	118,887
Employee related expenses	160,242	224,736
Taxes payable	63,791	2,490
Interest and dividends payable	116,370	101,079
Current maturities of long-term debt	374,878	—
TOTAL CURRENT LIABILITIES	1,435,812	1,138,914

LONG-TERM DEBT–less current maturities	250,000	624,840

PENSION AND POST-RETIREMENT BENEFITS	484,004	477,557

OTHER LONG-TERM LIABILITIES	100,134	99,070

DEFERRED INCOME TAXES	179,669	197,093

SHAREHOLDERS’ INVESTMENT
Preferred stock, par value $.01 a share–
authorized 160,000,000 shares; issued–none
Common stock, non-voting, par value $.01
a share–authorized 400,000,000 shares; issued–none
Common stock, par value $.01465 a share–	7,826	7,825
authorized 1,600,000,000 shares;
issued 534,169,855 shares January 27, 2019
issued 534,135,484 shares October 28, 2018
Additional paid-in capital	130,196	106,528
Accumulated other comprehensive loss	(292,342)	(243,498)
Retained earnings	5,856,029	5,729,956
HORMEL FOODS CORPORATION SHAREHOLDERS’ INVESTMENT	5,701,709	5,600,811
NONCONTROLLING INTEREST	4,070	4,007
TOTAL SHAREHOLDERS’ INVESTMENT	5,705,779	5,604,818

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$8,155,398	$8,142,292

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	January 27, 2019	January 28, 2018 *
Net sales	$2,360,355	$2,331,293
Cost of products sold	1,872,021	1,832,997
GROSS PROFIT	488,334	498,296

Selling, general and administrative	193,544	219,872
Equity in earnings of affiliates	11,458	23,531

OPERATING INCOME	306,248	301,955

Other income and expense:
Interest and investment income	6,874	7,939
Interest expense	(6,147)	(4,729)

EARNINGS BEFORE INCOME TAXES	306,975	305,165

Provision for income taxes	65,456	1,954

NET EARNINGS	241,519	303,211
Less: Net earnings attributable to noncontrolling interest	94	104
NET EARNINGS ATTRIBUTABLE TO HORMEL FOODS CORPORATION	$241,425	$303,107

NET EARNINGS PER SHARE:
BASIC	$0.45	$0.57
DILUTED	$0.44	$0.56

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	534,495	529,453
DILUTED	547,118	543,482
 *Adjusted due to the adoption of Accounting Standards Update (ASU) 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715). See Note A - General.

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended
	January 27, 2019	January 28, 2018
NET EARNINGS	$241,519	$303,211
Other comprehensive income, net of tax:
Foreign currency translation	1,846	4,212
Pension and other benefits	3,439	2,486
Deferred hedging	(361)	(650)
TOTAL OTHER COMPREHENSIVE INCOME	4,924	6,048
COMPREHENSIVE INCOME	246,443	309,259
Less: Comprehensive income attributable to noncontrolling interest	63	253
COMPREHENSIVE INCOME ATTRIBUTABLE TO HORMEL FOODS CORPORATION	$246,380	$309,006

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended January 28, 2018

		Hormel Foods Corporation Shareholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest	Total Shareholders’ Investment
	Shares	Amount	Shares	Amount
Balance at October 29, 2017	528,424	$7,741	—	$—	$13,670	$5,162,571	$(248,075)	$3,790	$4,939,697
Net earnings						303,107		104	303,211
Other comprehensive income (loss)							5,899	149	6,048
Purchases of common stock			(738)	(25,199)					(25,199)
Stock-based compensation expense					7,339				7,339
Exercise of stock options/restricted shares	2,302	34			23,421				23,455
Shares retired	(738)	(11)	738	25,199	(25,188)				—
Declared cash dividends – $0.1875 per share						(99,177)			(99,177)
Balance at January 28, 2018	529,988	$7,764	—	$—	$19,242	$5,366,501	$(242,176)	$4,043	$5,155,374

	Three Months Ended January 27, 2019

		Hormel Foods Corporation Shareholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest	Total Shareholders’ Investment
	Shares	Amount	Shares	Amount
Balance at October 28, 2018	534,135	$7,825	—	$—	$106,528	$5,729,956	$(243,498)	$4,007	$5,604,818
Net earnings						241,425		94	241,519
Other comprehensive income (loss)							4,955	(31)	4,924
Purchases of common stock			(1,065)	(44,809)					(44,809)
Stock-based compensation expense					7,946				7,946
Exercise of stock options/restricted shares	1,100	17			15,981				15,998
Shares retired	(1,065)	(16)	1,065	44,809	(259)	(44,534)			—
Cumulative effect adjustment from adoption of:
ASU 2016-16						(10,475)			(10,475)
ASU 2017-12						21	(21)		—
ASU 2018-02						52,342	(53,778)		(1,436)
Declared cash dividends – $0.21 per share						(112,706)			(112,706)
Balance at January 27, 2019	534,170	$7,826	—	$—	$130,196	$5,856,029	$(292,342)	$4,070	$5,705,779

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	January 27, 2019	January 28, 2018
OPERATING ACTIVITIES
Net earnings	$241,519	$303,211
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	36,848	35,867
Amortization of intangibles	3,170	3,256
Equity in earnings of affiliates	(11,458)	(23,531)
Distribution from equity method investees	—	23
Provision (benefit) for deferred income taxes	125	(68,856)
Loss (gain) on property/equipment sales and plant facilities	450	(1,131)
Non-cash investment activities	(9,516)	(10,880)
Stock-based compensation expense	7,946	7,339
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	36,262	69,629
(Increase) decrease in inventories	(30,901)	(21,255)
(Increase) decrease in prepaid expenses and other current assets	(5,625)	569
Increase (decrease) in pension and post-retirement benefits	4,237	2,132
(Decrease) increase in accounts payable and accrued expenses	(147,318)	(58,077)
Increase (decrease) in net income taxes payable	61,686	65,881
NET CASH PROVIDED BY OPERATING ACTIVITIES	187,425	304,177

INVESTING ACTIVITIES
Acquisitions of businesses/intangibles	—	(858,102)
Purchases of property/equipment	(39,430)	(53,694)
Proceeds from sales of property/equipment	30,305	751
Decrease (increase) in investments, equity in affiliates, and other assets	7,302	2,718
Proceeds from company-owned life insurance	144	3,028
NET CASH USED IN INVESTING ACTIVITIES	(1,679)	(905,299)

FINANCING ACTIVITIES
Net proceeds from short-term debt	—	255,000
Proceeds from long-term debt	—	375,000
Repayments of long-term debt	38	(274)
Dividends paid on common stock	(100,125)	(89,814)
Share repurchase	(44,809)	(25,199)
Proceeds from exercise of stock options	15,997	23,455
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(128,899)	538,168

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,294)	4,607
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	53,553	(58,347)
Cash and cash equivalents at beginning of year	459,136	444,122
CASH AND CASH EQUIVALENTS AT END OF QUARTER	$512,689	$385,775

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A - GENERAL

Basis of Presentation: The accompanying unaudited consolidated financial statements of Hormel Foods Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year.  The balance sheet at October 28, 2018, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2018.

Investments: The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans.  Under the plans, the participants can defer certain types of compensation and elect to receive a return on the deferred amounts based on the changes in fair value of various investment options, primarily a variety of mutual funds.  The Company has corporate-owned life insurance policies on certain participants in the deferred compensation plans.  The cash surrender value of the policies is included in other assets on the Consolidated Statements of Financial Position.  The securities held by the trust are classified as trading securities.  Therefore, unrealized gains and losses associated with these investments are included in the Company’s earnings.  Securities held by the trust generated gains of $1.4 million for the three months ended January 27, 2019, compared to gains of $3.4 million for the three months ended January 28, 2018.

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

Guarantees: The Company enters into various agreements guaranteeing specified obligations of affiliated parties.  The Company’s guarantees either terminate in one year or remain in place until such time as the Company revokes the agreement.  The Company currently provides revocable standby letters of credit totaling $2.4 million to guarantee obligations that may arise under workers compensation claims of an affiliated party.  This potential obligation is not reflected in the Company’s Consolidated Statements of Financial Position.

Reclassifications: Certain reclassifications of previously reported amounts have been made to conform to the current year presentation.  The reclassifications had no impact on net earnings or operating income, other than those related to the adoption of ASU 2017-07 as described within the new accounting pronouncements adopted in the current fiscal year.

Accounting Changes and Recent Accounting Pronouncements:
New Accounting Pronouncements Adopted in Current Fiscal Year

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This topic converges the guidance within U.S. GAAP and international financial reporting standards and supersedes ASC 605, Revenue Recognition. The new standard requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced disclosures about revenue, provide guidance for transactions which were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. The new guidance is effective for annual reporting periods beginning after December 15, 2017. The updated guidance is to be applied either retrospectively or by using a cumulative effect adjustment. The Company adopted the provisions of the new standard using the full retrospective method at the beginning of fiscal 2019. The Company made the following policy elections upon adoption: to account for shipping and handling costs as contract fulfillment costs and to exclude taxes imposed on and collected from customers in revenue producing transactions (e.g., sales, use, and value added taxes) from the transaction price. The Company will account for variable consideration using the expected value method. The Company also applied the practical expedient to not capitalize contract costs to obtain contracts with a duration of one year or less, which are expensed and included in the Consolidated Statements of Operations. The Company did not have a cumulative effect adjustment as a result of adoption. Adoption of the new standard did not have a material impact on the Company’s results of operations. Additional qualitative disclosures have been provided in Note B - Revenue Recognition and further disaggregation of revenues provided in Note N - Segment Reporting.

In October 2016, the FASB issued ASU 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory (Topic 740). The updated guidance requires the recognition of the income tax consequences of an intra-entity asset transfer, other than transfers of inventory, when the transfer occurs. For intra-entity transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party. The updated guidance is effective for reporting periods beginning after December 15, 2017, with early adoption permitted only within the first interim period of a fiscal year. The guidance is required to be applied on a modified retrospective basis through a cumulative effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted the updated provisions at the beginning of fiscal 2019, resulting in a reclassification from prepaid tax assets to deferred tax assets. In addition, due to impact of the lower tax rate on deferred tax balances resulting from the Tax Cuts and Jobs Act (Tax Act), the Company recognized a cumulative effect adjustment to retained earnings of $10.5 million.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715). The updated guidance requires an employer to report the service cost component of net periodic pension cost and net periodic post-retirement benefit cost in the same line item as other compensation costs. Other components of net periodic pension cost and net periodic post-retirement benefit cost must be presented in the income statement separately from the service cost component and outside income from operations. Additionally, only the service cost component is eligible for capitalization. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The updated guidance should be applied retrospectively for the presentation of components of net benefit cost and prospectively, for the capitalization of the service cost component of net benefit cost. The Company adopted the updated provisions at the beginning of fiscal 2019. The Company elected to utilize a practical expedient which allows the Company to use historical amounts disclosed in the Pension and Other Post-retirement Benefits footnote as an estimation basis for retrospectively applying the requirements to separately report the other components in the income statement. Due to the retrospective adoption, the Company reclassified $4.6 million of non-service cost components of net periodic benefit costs out of operating income to interest and investment income on the Consolidated Statements of Operations for the three months ended January 28, 2018.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities (Topic 815). The updated guidance expands an entity’s ability to hedge nonfinancial and financial risk components and reduce complexity in fair value hedges of interest rate risk. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. Entities will apply the amendments to cash flow and net investment hedge relationships that exist on the date of adoption using a modified retrospective approach. The presentation and disclosure requirements apply prospectively. The updated guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted in any interim or annual period. The Company early adopted the updated guidance at the beginning of fiscal 2019, therefore eliminating the requirement to separately measure and report hedge ineffectiveness. The Company applied the amendment to cash flow hedge relationships existing on the date of adoption using a modified retrospective approach.
Presentation and disclosure requirements were applied on a prospective basis. The adoption resulted in an immaterial adjustment from retained earnings to accumulated other comprehensive income.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). The updated guidance allows entities to reclassify stranded income tax effects resulting from the Tax Act from accumulated other comprehensive income to retained earnings in their consolidated financial statements. Under the Tax Act, deferred taxes were adjusted to reflect the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate, which left the tax effects on items within accumulated other comprehensive income stranded at an inappropriate tax rate. The updated guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted in any interim period and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company early adopted the updated provisions at the beginning of fiscal 2019, resulting in a reclassification of $53.8 million to accumulated other comprehensive loss.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (Topic 350). The amendments in the update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The amendments are effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years and is to be applied either retrospectively or prospectively to all implementation costs incurred after the adoption date. Early adoption is permitted, including adoption in any interim period. The Company early adopted the updated provisions on a prospective basis at the beginning of fiscal 2019. The impact related to adoption was immaterial in the first quarter and the Company will continue to evaluate in future quarters.

New Accounting Pronouncements Not Yet Adopted

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

In July 2018, the FASB issued ASU 2018-09, Codification Improvements. This amendment makes changes to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification (ASC). The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments do not require transition guidance and will be effective upon issuance of ASU 2018-09. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018. The Company is currently assessing the impact of adoption on its consolidated financial statements, results of operations, and cash flows.
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

NOTE B - REVENUE RECOGNITION

Revenue from Contracts with Customers: Effective October 29, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers using the full retrospective adoption method. The impact of adopting this guidance was immaterial to the Company’s financial statements and related disclosures. Under ASC 606, a contract with a customer is an agreement which both parties have approved, that creates enforceable rights and obligations, has commercial substance, where payment terms are identified, and collectability is probable. The Company’s customer contracts predominantly contain a single performance obligation to fulfill customer orders for the purchase of specified products. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. Revenue from product sales is primarily identified by purchase orders (“contracts”) which in some cases are governed by a master sales agreement. The purchase orders in combination with the invoice typically specify quantity and product(s) ordered, shipping terms, and certain aspects of the transaction price including discounts. Contracts are at standalone pricing or governed by pricing lists or brackets. Revenue is recognized as control of the promised good transfers to the customer in an amount reflective of the consideration the Company expects to receive in exchange for those goods. The Company’s revenue is recognized at a point in time when obligations under the terms of the agreement are satisfied once the shipped product is received or picked up by the customer. Revenues are recognized at the net consideration the Company expects to receive in exchange for the goods. The amount of net consideration recognized includes estimates of variable consideration, including costs for trade promotion programs, consumer incentives, and allowances and discounts associated with distressed or potentially unsaleable products.

A majority of the Company’s revenue is short-term in nature with shipments within one year from order date. The Company's payment terms generally range between 7 to 45 days and vary by sales channel and other factors.

The Company promotes products through advertising, consumer incentives, and trade promotions. These programs include discounts, slotting fees, coupons, rebates, and in-store display incentives. Customer trade promotion and consumer incentive activities are recorded as a reduction to the sale price based on amounts estimated as variable consideration. The Company estimates variable consideration at the expected value method to determine the total consideration which the Company expects to be entitled. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company’s estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of anticipated performance and all information (historical, current and forecasted) that is reasonably available.

The Company elected to account for shipping and handling costs as contract fulfillment costs, and exclude taxes imposed on and collected from customers in revenue producing transactions (e.g., sales, use, and value added taxes) from the transaction price.

Disaggregation of Revenue: The Company discloses revenue by reportable segment. A reconciliation of these disaggregated revenues is provided in Note N - Segment Reporting.

Contract Balances: The Company does not have significant deferred revenue or unbilled receivable balances as a result of transactions with customers.

Contract Costs: The Company elected to apply the practical expedient to not capitalize contract costs to obtain contracts with duration of one year or less, which are expensed and included in the Consolidated Statements of Operations.

NOTE C - ACQUISITIONS

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

The acquisition was accounted for as a business combination using the acquisition method. The Company obtained an independent appraisal and completed purchase accounting for the acquisition in the fourth quarter of fiscal 2018. A final allocation of the purchase price to the acquired assets, liabilities, and goodwill is presented in the table below.

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

NOTE D - INVENTORIES

Principal components of inventories are:

(in thousands)	January 27, 2019	October 28, 2018
Finished products	$551,487	$525,628
Raw materials and work-in-process	245,422	247,495
Operating supplies	134,912	126,644
Maintenance materials and parts	62,607	63,760
Total	$994,428	$963,527

NOTE E - GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amounts of goodwill for the three months ended January 27, 2019, are presented in the table below. Beginning balances have been reclassified to conform to the current year presentation between segments. See Note N - Segment Reporting for additional information.

(in thousands)	Grocery Products	Refrigerated Foods	JOTS	International & Other	Total
Reported balance at October 28, 2018	$882,582	$1,406,897	$203,214	$221,423	$2,714,116
Segment reclassification	(25,209)	51,795	(26,586)	—	—
Adjusted balance at October 28, 2018	857,373	1,458,692	176,628	221,423	2,714,116
Foreign currency translation	—	—	—	2,634	2,634
Balance at January 27, 2019	$857,373	$1,458,692	$176,628	$224,057	$2,716,750

The carrying amounts for indefinite-lived intangible assets are presented in the table below.

(in thousands)	January 27, 2019	October 28, 2018
Brands/tradenames/trademarks	$1,107,651	$1,108,122
Other intangibles	184	184
Foreign currency translation	(2,937)	(3,484)
Total	$1,104,898	$1,104,822

The gross carrying amount and accumulated amortization for definite-lived intangible assets are presented in the table below.

	January 27, 2019		October 28, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists/relationships	$137,039	$(39,236)	$137,039	$(36,367)
Other intangibles	6,626	(1,848)	6,155	(1,547)
Foreign currency translation	—	(2,488)	—	(2,883)
Total	$143,665	$(43,572)	$143,194	$(40,797)

Amortization expense was $3.2 million and $3.3 million for the quarters ended January 27, 2019 and January 28, 2018, respectively.

Estimated annual amortization expense for the five fiscal years after October 28, 2018, is as follows:

(in millions)
2019	$12.7
2020	12.7
2021	12.8
2022	12.5
2023	11.6

NOTE F - PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic benefit cost for pension and other post-retirement benefit plans consists of the following:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended		Three Months Ended
(in thousands)	January 27, 2019	January 28, 2018	January 27, 2019	January 28, 2018
Service cost	$6,510	$7,903	$174	$320
Interest cost	15,097	14,049	3,165	2,832
Expected return on plan assets	(23,125)	(24,770)	—	—
Amortization of prior service cost	(698)	(617)	(669)	(710)
Recognized actuarial loss	3,701	4,539	—	44
Curtailment loss (gain)	2,825	—	(620)	—
Net periodic cost	$4,310	$1,104	$2,050	$2,486

Non-service cost components of net pension and postretirement benefit cost are presented within interest and investment income on the Consolidated Statements of Operations.

Curtailments were recognized in the first quarter of fiscal 2019 due to the sale of the Fremont facility.

NOTE G - DERIVATIVES AND HEDGING

The Company uses hedging programs to manage price risk associated with commodity purchases.  These programs utilize futures and options contracts to manage the Company’s exposure to price fluctuations in the commodities markets.  The Company has determined its designated hedging programs to be highly effective in offsetting the changes in fair value or cash flows generated by the items hedged. Effectiveness testing is performed on a quarterly basis to ascertain a high level of effectiveness for cash flow and fair value hedging programs.

Cash Flow Hedges:  The Company designates corn and lean hog futures and options used to offset price fluctuations in the Company’s future direct grain and hog purchases as cash flow hedges. Effective gains or losses related to these cash flow hedges are reported in accumulated other comprehensive loss (AOCL) and reclassified into earnings, through cost of products sold, in the period or periods in which the hedged transactions affect earnings.  The Company typically does not hedge its grain exposure beyond the next two upcoming fiscal years and its hog exposure beyond the next fiscal year.

Fair Value Hedges:  The Company designates the futures it uses to minimize the price risk assumed when fixed forward priced contracts are offered to the Company’s commodity suppliers as fair value hedges.  The intent of the program is to make the forward priced commodities cost nearly the same as cash market purchases at the date of delivery.  Changes in the fair value of the futures contracts, along with the gain or loss on the hedged purchase commitment, are marked-to-market through earnings and are recorded on the Consolidated Statements of Financial Position as a current asset and liability, respectively.  Effective gains or losses related to these fair value hedges are recognized through cost of products sold in the period or periods in which the hedged transactions affect earnings.

Other Derivatives:  The Company holds certain futures and options contract positions as part of a merchandising program and to manage the Company’s exposure to fluctuations in commodity markets.  The Company has not applied hedge accounting to these positions. Activity related to derivatives not designated as hedges is immaterial to the consolidated financial statements.

Volume: As of January 27, 2019, and October 28, 2018, the Company had the following outstanding commodity futures and options contracts related to its hedging programs:

Volume
Commodity Contracts	January 27, 2019	October 28, 2018
Corn	20.8 million bushels	23.0 million bushels
Lean hogs	4.0 million cwt	0.6 million cwt

Fair Value of Derivatives:  The fair values of the Company’s derivative instruments (in thousands) as of January 27, 2019, and October 28, 2018, were as follows:

		Fair Value (1)
Derivatives Designated as Hedges:	Location on Consolidated Statements of Financial Position	January 27, 2019	October 28, 2018
Commodity contracts	Other current assets	$1,730	$(30)

(1)  Amounts represent the gross fair value of derivative assets and liabilities.  The Company nets the derivative assets and liabilities for each of its hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract.  The amount or timing of cash collateral balances may impact the classification of the derivative in the Consolidated Statements of Financial Position.  See Note L - Fair Value Measurements for a discussion of these net amounts as reported in the Consolidated Statements of Financial Position.

Fair Value Hedge - Assets(Liabilities): The carrying amount of the Company's fair value hedge liabilities (in thousands) as of January 27, 2019, and October 28, 2018, were as follows:

Location on Consolidated Statements of Financial Position	Carrying Amount of the Hedged Assets/(Liabilities)
	January 27, 2019	October 28, 2018
Accounts Payable	(1,362)	(594)

AOCL Impact: In fiscal 2019, the Company adopted the amended guidance of Topic 815. As a result, hedge ineffectiveness related to effective relationships is now deferred in AOCL until the hedged item impacts earnings. Prior to fiscal 2019, gains or losses on the derivative instrument in excess of the cumulative change in the cash flows of the hedged item, if any (i.e, the ineffective portion) were recognized in the Consolidated Statements of Operations during the current period. As of January 27, 2019, the Company has included in AOCL, hedging losses of $1.0 million (before tax) relating to its positions. The Company expects to recognize the majority of these losses over the next 12 months.

The effect of AOCL for gains or losses (before tax, in thousands) related to the Company's derivative instruments for the three months ended January 27, 2019, and January 28, 2018, were as follows:

	Gain/(Loss) Recognized in AOCL (1)		Location on Consolidated Statements of Operations	Gain/(Loss) Reclassified from AOCL into Earnings (1)		Gain/(Loss) Recognized in Earnings (Ineffective Portion)
	Three Months Ended			Three Months Ended		Three Months Ended
Cash Flow Hedges:	January 27, 2019	January 28, 2018		January 27, 2019	January 28, 2018	January 27, 2019	January 28, 2018
Commodity Contracts (2)	$(843)	$(387)	Cost of products sold	$(1,243)	$608	$—	$(90)
Excluded Component (3)	$(687)

(1) See Note I - Accumulated Other Comprehensive Loss for the after-tax impact of these gains or losses on net earnings.
(2) Loss recognized in AOCL for three month ended January 27, 2019, includes an immaterial adjustment due to early adoption of ASU 2017-12.
(3) Represents the time value amount of lean hog options excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in AOCL.

Consolidated Statement of Operations Impact: The effect on the Consolidated Statements of Operations for gains or losses (before tax, in thousands) related to the Company's derivative instruments for the three months ended January 27, 2019, and January 28, 2018, were as follows:

	Cost of Products Sold
	Three Months Ended
	January 27, 2019	January 28, 2018
Consolidated Statements of Operations	$1,872,021	$1,832,997

Cash Flow Hedges - Commodity Contracts
Gain (loss) reclassified from AOCL	$(1,243)	$608
Amortization of excluded component from options	(1,358)	—
Gain (loss) due to ineffectiveness	—	(90)

Fair Value Hedges - Commodity Contracts
Gain (loss) on commodity futures (1)	932	557
Gain (loss) due to ineffectiveness	—	(249)

Total gain (loss) recognized in earnings	$(1,669)	$826

(1) Amounts represent losses on commodity contracts designated as fair value hedges that were closed during the quarter, which were offset by a corresponding gain on the underlying hedged purchase commitment. Additional gains or losses related to changes in the fair value of open commodity contract, along with the offsetting gain or loss on the hedged purchase commitment, are also marked-to-market through earnings with no impact on a net basis.

NOTE H - INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES

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

Investments in and receivables from affiliates consists of the following:

(in thousands)	Segment	% Owned	January 27, 2019	October 28, 2018
MegaMex Foods, LLC	Grocery Products	50%	$207,589	$205,148
Foreign Joint Ventures	International & Other	Various (26-40%)	70,248	68,005
Total			$277,837	$273,153

Equity in earnings of affiliates consists of the following:

		Three Months Ended
(in thousands)	Segment	January 27, 2019	January 28, 2018
MegaMex Foods, LLC	Grocery Products	$10,502	$19,588
Foreign Joint Ventures	International & Other	956	3,943
Total		$11,458	$23,531

For the three months ended January 27, 2019, no dividends were received from affiliates, compared to $0.023 million of dividends received for the three months ended January 28, 2018.

The Company recognized a basis difference of $21.3 million associated with the formation of MegaMex Foods, LLC, of which $13.4 million is remaining as of January 27, 2019.  This difference is being amortized through equity in earnings of affiliates.

NOTE I - ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss are as follows:

(in thousands)	Foreign Currency Translation	Pension & Other Benefits		Deferred Gain (Loss) - Hedging		Accumulated Other Comprehensive Loss
Reported balance at October 28, 2018	$(44,854)	$(197,613)		$(1,031)		$(243,498)
Impact of adoption of ASU
ASU 2017-12				(21)	(1)	(21)
ASU 2018-02		(53,778)	(1)			(53,778)
Adjusted balance at October 28, 2018	(44,854)	(251,391)		(1,052)		(297,297)
Unrecognized gains (losses)
Gross	1,877	2,203		(1,509)		2,571
Tax effect		(533)		204		(329)
Reclassification into net earnings
Gross		2,334	(2)	1,243	(3)	3,577
Tax effect		(565)		(299)		(864)
Net of tax amount	1,877	3,439		(361)		4,955
Balance at January 27, 2019	$(42,977)	$(247,952)		$(1,413)		$(292,342)
(1) Cumulative effect from the adoption of Accounting Standards Update. See Note A - General for additional details.
(2) Included in the computation of net periodic cost. See Note F - Pension and Other Post-Retirement Benefits for additional details.
(3)    Included in cost of products sold in the Consolidated Statements of Operations.

NOTE J - INCOME TAXES

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

On December 22, 2017, the United States (U.S.) enacted comprehensive tax legislation into law, H.R. 1, commonly referred to as the Tax Act. Except for certain provisions, the Tax Act is effective for tax years beginning on or after January 1, 2018. As a fiscal year U.S. taxpayer, the majority of the provisions, such as eliminating the domestic manufacturing deduction, creating new taxes on certain foreign sourced income, and introducing new limitations on certain business deductions, will now apply to the Company in fiscal 2019. In addition, for fiscal 2019 and effective in the first quarter, the U.S. federal corporate income tax rate was reduced from a blended rate of 23.4 percent for fiscal 2018, to 21.0 percent in fiscal 2019 and beyond.

The Company's effective tax rate for the first three months of fiscal 2019 was 21.3 percent compared to 0.6 percent for the respective period last year. The lower effective tax rate in the prior year is primarily related to deferred tax remeasurements in fiscal 2018 as a result of the Tax Act. The Company expects a full-year effective tax rate between 20.5 percent and 23.0 percent for fiscal 2019.

In March 2018, the FASB issued ASU 2018-05, which provides guidance for companies related to the Tax Act. ASU 2018-05 allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. Based on current interpretation of the Tax Act, the Company made reasonable estimates to record provisional adjustments during fiscal 2018, as described above. The Company continued to evaluate such amounts within the first quarter of fiscal 2019 and determined no adjustments were required within the remaining portion of the measurement period. As of January 27, 2019, the Company has completed the accounting for the tax effects of the Tax Act.

During fiscal 2018, the Company provisionally recorded the transition tax on its foreign earnings. Those foreign earnings have been deemed repatriated for U.S. federal tax purposes. The Company maintains all earnings are permanently reinvested. Accordingly, no additional income taxes have been provided for withholding tax, state tax, or other taxes.

The amount of unrecognized tax benefits, including interest and penalties, is recorded in other long-term liabilities.  If recognized as of January 27, 2019, and January 28, 2018, $27.2 million and $25.7 million, respectively, would impact the Company’s effective tax rate.  The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense. Interest and penalties included in income tax expense was immaterial for the first three months of fiscal 2019 and fiscal 2018. The amount of accrued interest and penalties at January 27, 2019, and January 28, 2018, associated with unrecognized tax benefits was $6.5 million and $7.3 million, respectively.

The Company is regularly audited by federal and state taxing authorities.  The United States Internal Revenue Service (I.R.S.) is in the final stages of examination with respect to fiscal 2017. The Company has elected to participate in the Compliance Assurance Process (CAP) for fiscal years 2018 through 2020.  The objective of CAP is to contemporaneously work with the I.R.S. to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return.  The Company may elect to continue participating in CAP for future tax years. The Company may withdraw from the program at any time.

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

NOTE K - STOCK-BASED COMPENSATION

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

A reconciliation of the number of options outstanding and exercisable (in thousands) as of January 27, 2019, and changes during the three months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at October 28, 2018	29,536	$23.55
Granted	1,474	44.91
Exercised	1,097	14.60
Forfeited	383	36.17
Outstanding at January 27, 2019	29,530	$24.78	5.4	$497,495
Exercisable at January 27, 2019	21,031	$19.69	4.0	$457,942

The weighted-average grant date fair value of stock options granted and the total intrinsic value of options exercised (in thousands) during the first three months of fiscal years 2019 and 2018, are as follows:

	Three Months Ended
	January 27, 2019	January 28, 2018
Weighted-average grant date fair value	$9.48	$6.93
Intrinsic value of exercised options	$32,241	$56,302

The fair value of each option award is calculated on the date of grant using the Black-Scholes valuation model utilizing the following weighted-average assumptions:

	Three Months Ended
	January 27, 2019	January 28, 2018
Risk-free interest rate	2.9%	2.3%
Dividend yield	1.9%	2.0%
Stock price volatility	19.0%	19.0%
Expected option life	8 years	8 years

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

Restricted shares awarded annually on February 1 are subject to a restricted period which expires the date of the Company’s next annual stockholders meeting. Newly elected directors receive a prorated award of restricted shares of the Company's common stock, which expire on the date of the Company's second succeeding annual stockholders meeting. A reconciliation of the restricted shares (in thousands) as of January 27, 2019, and changes during the three months then ended, is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Restricted at October 28, 2018	52	$34.08
Granted	1	45.36
Restricted at January 27, 2019	53	$34.33

The weighted-average grant date fair value of restricted shares granted, the total fair value (in thousands) of restricted shares granted, and the fair value (in thousands) of shares that have vested during the first three months of fiscal years 2019 and 2018, are as follows:

	Three Months Ended
	January 27, 2019	January 28, 2018
Weighted-average grant date fair value	$34.33	$35.62
Fair value of restricted shares granted	53	—
Fair value of shares vested	—	133

During the three months ended January 27, 2019, stock-based compensation expense was $7.9 million, compared to $7.3 million for the three months ended January 28, 2018, respectively.

At January 27, 2019, there was $37.1 million of total unrecognized compensation expense from stock-based compensation arrangements granted under the plans.  This compensation is expected to be recognized over a weighted-average period of approximately 3.2 years.  During the three months ended January 27, 2019, cash received from stock option exercises was $16.0 million, compared to $23.5 million for the three months ended January 28, 2018.

Shares issued for option exercises and restricted shares may be either authorized but unissued shares, or shares of treasury stock acquired in the open market or otherwise.

NOTE L - FAIR VALUE MEASUREMENTS

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis as of January 27, 2019, and October 28, 2018, and their level within the fair value hierarchy, are presented in the tables below.

	Fair Value Measurements at January 27, 2019
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Cash and cash equivalents (1)	$512,689	$512,689	$—	$—
Other trading securities (2)	146,895	—	146,895	—
Commodity derivatives (3)	3,552	2,526	1,026	—
Total Assets at Fair Value	$663,136	$515,215	$147,921	$—
Liabilities at Fair Value
Deferred compensation (2)	$60,225	$—	$60,225	$—
Total Liabilities at Fair Value	$60,225	$—	$60,225	$—

	Fair Value Measurements at October 28, 2018
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Cash and cash equivalents (1)	$459,136	$459,136	$—	$—
Other trading securities (2)	137,311	—	137,311	—
Commodity derivatives (3)	4,611	4,611	—	—
Total Assets at Fair Value	$601,058	$463,747	$137,311	$—
Liabilities at Fair Value
Deferred compensation (2)	$60,181	$—	$60,181	$—
Total Liabilities at Fair Value	$60,181	$—	$60,181	$—

The following methods and assumptions were used to estimate the fair value of the financial assets and liabilities above:

(1)
The Company’s cash equivalents consist primarily of bank deposits, money market funds rated AAA, or other highly liquid investment accounts.  As these investments have a maturity date of three months or less, the carrying value approximates fair value.

(2)
A majority of the funds held in the rabbi trust relate to the supplemental executive retirement plans and have been invested in fixed income funds managed by a third party.  The declared rate on these funds is set based on a formula using the yield of the general account investment portfolio supporting the fund, adjusted for expenses and other charges.  The rate is guaranteed for one year at issue, and may be reset annually on the policy anniversary, subject to a guaranteed minimum rate.  As the value is based on adjusted market rates, and the fixed rate is only reset on an annual basis, these funds are classified as Level 2.  The funds held in the rabbi trust are included in other assets on the Consolidated Statements of Financial Position.  The remaining funds held are also managed by a third-party insurance policy, the values of which represent their cash surrender value based on the fair value of the underlying investments in the account and include equity securities, money market accounts, bond funds, or other portfolios for which there is an active quoted market.  Therefore, these policies are also classified as Level 2.  The related deferred compensation liabilities are included in other long-term liabilities on the Consolidated Statements of Financial Position with investment options generally mirroring those funds held by the rabbi trust.  Therefore, these investment balances are classified as Level 2.  The Company also offers a fixed rate investment option to participants.  The rate earned on these investments is adjusted annually based on a specified percentage of the I.R.S. applicable federal rates.  These balances are classified as Level 2.

(3)
The Company’s commodity derivatives represent futures contracts and options used in its hedging or other programs to offset price fluctuations associated with purchases of corn, soybean meal, and hogs, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The Company’s futures contracts for corn and soybean meal are traded on the Chicago Board of Trade, while futures contracts for lean hogs are traded on the Chicago Mercantile Exchange.  These are active markets with quoted prices available, and these contracts are classified as Level 1. Over-the-counter (OTC) derivative instruments are valued using discounted cashflow models, observable market inputs, and other mathematical pricing models. The Company’s lean hog option contracts are OTC instruments whose value is calculated using the Black-Scholes pricing model, lean hog future prices quoted from the Chicago Mercantile Exchange, and other adjustments to inputs that are observable in active markets. As the value of these instruments is driven by observable prices in active markets they are classified as Level 2. All derivatives are reviewed for potential credit risk and risk of nonperformance.  The Company nets the derivative assets and liabilities for each of its hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract.  The net balance for each program is included in other current assets or accounts payable, as appropriate, in the Consolidated Statements of Financial Position.  As of January 27, 2019, the Company has recognized the right to reclaim net cash collateral of $1.8 million from various counterparties (including $8.4 million of realized gains on closed positions offset by cash owed of $6.6 million).  As of October 28, 2018, the Company had recognized the right to reclaim net cash collateral of $4.6 million from various counterparties (including cash of $4.7 million less $0.1 million of realized losses).

The Company’s financial assets and liabilities include accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value.  The Company does not carry its long-term debt at fair value in its Consolidated Statements of Financial Position.  Based on borrowing rates available to the Company for long-term financing with similar terms and average maturities, the fair value of long-term debt, utilizing discounted cash flows (Level 2), was $632.6 million as of January 27, 2019, and $631.3 million as of October 28, 2018.

In accordance with the provisions of ASC 820, the Company measures certain nonfinancial assets and liabilities at fair value, which are recognized or disclosed on a nonrecurring basis (e.g. goodwill, intangible assets, and property, plant and equipment).   During the three months ended January 27, 2019, and January 28, 2018, there were no material remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

NOTE M - EARNINGS PER SHARE DATA

The reported net earnings attributable to the Company were used when computing basic and diluted earnings per share.  The following table sets forth the shares used as the denominator for those computations:

	Three Months Ended
(in thousands)	January 27, 2019	January 28, 2018
Basic weighted-average shares outstanding	534,495	529,453
Dilutive potential common shares	12,623	14,029
Diluted weighted-average shares outstanding	547,118	543,482

For the three months ended January 27, 2019, a total of 1.1 million weighted-average stock options were not included in the computation of dilutive potential common shares since their inclusion would have had an antidilutive effect on earnings per share, compared to 5.4 million, for the three months ended January 28, 2018.

NOTE N - SEGMENT REPORTING

The Company develops, processes, and distributes a wide array of food products in a variety of markets.  The Company reports its results in the following four segments:  Grocery Products, Refrigerated Foods, Jennie-O Turkey Store, and International & Other. At the beginning of fiscal 2019, the Hormel Deli Solutions division combined all deli businesses, including the Jennie-O Turkey Store deli division, into one division within the Refrigerated Foods segment. In addition, the ingredients business was realigned from the Grocery Products segment to the Refrigerated Foods segment. Fiscal 2018 segment results have been adjusted to reflect these changes.

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

Intersegment sales are recorded at prices that approximate cost and are eliminated in the Consolidated Statements of Operations.  The Company does not allocate investment income, interest expense, and interest income to its segments when measuring performance.  The Company also retains various other income and expenses at the corporate level.  Equity in earnings of affiliates is included in segment profit; however, earnings attributable to the Company’s noncontrolling interests are excluded.  These items are included below as Net unallocated expense and Noncontrolling interest when reconciling to earnings before income taxes.

Sales and profits for each of the Company’s reportable segments and reconciliation to earnings before income taxes are set forth below.  The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets.  Therefore, the Company does not represent these segments, if operated independently, would report the profit and other financial information shown below.

	Three Months Ended
(in thousands)	January 27, 2019	January 28, 2018
Sales to Unaffiliated Customers
Grocery Products	$606,825	$603,577
Refrigerated Foods	1,278,747	1,254,637
Jennie-O Turkey Store	321,234	322,760
International & Other	153,549	150,319
Total	$2,360,355	$2,331,293

Intersegment Sales
Grocery Products	$22	$4
Refrigerated Foods	2,178	2,164
Jennie-O Turkey Store	28,811	24,689
International & Other	—	—
Total	31,011	26,857
Intersegment elimination	(31,011)	(26,857)
Total	$—	$—

Net Sales
Grocery Products	$606,847	$603,581
Refrigerated Foods	1,280,925	1,256,801
Jennie-O Turkey Store	350,045	347,449
International & Other	153,549	150,319
Intersegment elimination	(31,011)	(26,857)
Total	$2,360,355	$2,331,293

Segment Profit
Grocery Products	$95,297	$97,545
Refrigerated Foods	162,593	157,531
Jennie-O Turkey Store	37,904	37,724
International & Other	24,978	24,655
Total segment profit	320,772	317,455
Net unallocated expense	13,891	12,394
Noncontrolling interest	94	104
Earnings Before Income Taxes	$306,975	$305,165

Revenue has been disaggregated into the categories below to show how sales channels affect the nature, amount, timing, and uncertainty of revenue and cash flows for the first three months of fiscal 2019 and 2018.

	Three Months Ended
(in thousands)	January 27, 2019	January 28, 2018
U.S. Retail	$1,253,315	$1,299,672
U.S. Foodservice	689,905	657,103
U.S. Deli	251,276	210,997
International	165,859	163,521
Total	$2,360,355	$2,331,293

The Company’s products primarily consist of meat and other food products. Perishable includes fresh meats, frozen items, refrigerated meal solutions, sausages, hams, guacamole, and bacon (excluding JOTS products). Shelf-stable includes canned luncheon meats, peanut butter, chilies, shelf-stable microwaveable meals, hash, stews, meat spreads, flour and corn tortillas, salsas, tortilla chips, and other items that do not require refrigeration. The Poultry category is composed primarily of JOTS products. The Miscellaneous category primarily consists of nutritional food products and supplements, dessert and drink mixes, and industrial gelatin products. The amount of total revenues contributed by classes of similar products for the first three months of fiscal 2019 and 2018 are as follows:

	Three Months Ended
(in thousands)	January 27, 2019	January 28, 2018
Perishable	$1,341,152	$1,318,873
Poultry	441,392	443,442
Shelf-stable	436,897	424,593
Miscellaneous	140,914	144,385
Total	$2,360,355	$2,331,293

NOTE O - SUBSEQUENT EVENTS

Subsequent to the end of the quarter, the Company announced a definitive agreement to sell the CytoSport business to PepsiCo, Inc., for $465 million. The transaction is subject to customary closing conditions and is expected to be completed during the second quarter of fiscal 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s Critical Accounting Policies, as disclosed in its Annual Report on Form 10-K for the fiscal year ended October 28, 2018.

RESULTS OF OPERATIONS

Overview

The Company is a global manufacturer and marketer of branded food products. It operates in four reportable segments as described in Note N - Segment Reporting in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The Company reported net earnings per diluted share of $0.44 for the first quarter of fiscal 2019, compared to $0.56 per diluted share in the first quarter of fiscal 2018. Other significant factors impacting the quarter were:

•
The Company delivered net income before tax growth of 1 percent with three of its four segments generating earnings growth. Net earnings declined due to the impact of deferred tax remeasurements in fiscal 2018 as a result of the Tax Cuts and Jobs Act (Tax Act).

•	Refrigerated Foods segment profit increased as value-added profits more than offset a 70 percent decline in commodity profits, higher freight costs, and higher operational expenses.

•	Grocery Products segment profit declined due to the effect of a non-operating tax benefit in our MegaMex joint venture in fiscal 2018 which was partially offset by a legal settlement in fiscal 2019.

•	JOTS segment profit was flat as lower selling, general, and administrative expenses were offset by lower retail sales of lean ground turkey.

•
International & Other profit increased due to branded export growth and strong results from the China business. The increase was mostly offset by declines in fresh pork profitability due to the continued impact of tariffs in key markets.

•
Subsequent to the end of the quarter, the Company announced a definitive agreement to sell the CytoSport business to PepsiCo, Inc., for $465 million. The transaction is subject to customary closing conditions and is expected to be completed during the second quarter of fiscal 2019.

Consolidated Results

Volume, Net Sales, Earnings, and Diluted Earnings per Share

	Three Months Ended
(in thousands, except per share amounts)	January 27, 2019	January 28, 2018	% Change
Volume (lbs.)	1,196,893	1,190,592	0.5
Net sales	$2,360,355	$2,331,293	1.2
Net earnings	241,425	303,107	(20.3)
Diluted earnings per share	0.44	0.56	(21.4)

The increase in net sales for the first quarter of fiscal 2019 was primarily related to increased sales of Columbus® branded items, the SPAM® family of products, Jennie-O® foodservice items, Hormel® pepperoni, and Herdez® salsas and sauces. Partially offsetting these gains were declines in fresh pork retail and export sales, the contract manufacturing business in Grocery Products, and lean ground turkey sales at JOTS.

Cost of Products Sold

	Three Months Ended
(in thousands)	January 27, 2019	January 28, 2018	% Change
Cost of products sold	$1,872,021	$1,832,997	2.1

Cost of products sold for the first quarter of fiscal 2019 were higher as a result of increased per-unit freight expenses and higher operational expenses.

Gross Profit

	Three Months Ended
(in thousands)	January 27, 2019	January 28, 2018	% Change
Gross profit	$488,334	$498,296	(2.0)
Percentage of net sales	20.7%	21.4%

Gross profit as a percentage of net sales for International & Other increased marginally in the first quarter of fiscal 2019, while Refrigerated Foods and JOTS declined slightly compared to the prior year. Grocery Products was flat. Lower raw material costs in China positively impacted International & Other margins during the quarter. Margins in Refrigerated Foods were negatively impacted by lower commodity profits driven by higher grain-based hog contract costs. JOTS declined on lower retail sales of lean ground turkey.

Looking ahead to the second quarter, the Company expects the foodservice and deli businesses in Refrigerated Foods and favorable input costs in China to help offset lower lean ground turkey sales at JOTS and the impact of significantly weaker pork export margins.

Selling, General and Administrative (SG&A)

	Three Months Ended
(in thousands)	January 27, 2019	January 28, 2018	% Change
SG&A	$193,544	$219,872	(12.0)
Percentage of net sales	8.2%	9.4%

For the first quarter of fiscal 2019, SG&A expenses declined primarily due to a legal settlement and lapping Columbus acquisition costs from the prior year. Advertising investments were in line with the prior year in the first quarter of fiscal 2019 and are expected to be flat for the full year.

Equity in Earnings of Affiliates

	Three Months Ended
(in thousands)	January 27, 2019	January 28, 2018	% Change
Equity in earnings of affiliates	$11,458	$23,531	(51.3)

Results for the first quarter of fiscal 2019 were negatively impacted by the effect of a non-operating tax benefit in the Company's MegaMex joint venture in fiscal 2018 and lower international joint venture earnings.

Effective Tax Rate

	Three Months Ended
	January 27, 2019	January 28, 2018
Effective tax rate	21.3%	0.6%

The increase in the effective tax rate for the first quarter of fiscal 2019 was primarily due to deferred tax remeasurements in fiscal 2018 as a result of the Tax Act. The Company expects a full-year effective tax rate between 20.5 and 23.0 percent for fiscal 2019. For further information refer to Note J - Income Taxes.

Segment Results

Net sales and operating profits for each of the Company’s reportable segments are set forth below.  The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets.  Therefore, the Company does not represent these segments, if operated independently, would report the operating profit and other financial information shown below.  At the beginning of fiscal 2019, the Hormel Deli Solutions division combined all deli businesses, including the Jennie-O Turkey Store deli division, into one division within the Refrigerated Foods segment. In addition, the ingredients business was realigned from the Grocery Products segment to the Refrigerated Foods segment. Fiscal 2018 segment results have been adjusted to reflect these changes. Additional segment financial information can be found in Note N - Segment Reporting of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

	Three Months Ended
(in thousands)	January 27, 2019	January 28, 2018*	% Change
Net Sales
Grocery Products	$606,825	$603,577	0.5
Refrigerated Foods	1,278,747	1,254,637	1.9
Jennie-O Turkey Store	321,234	322,760	(0.5)
International & Other	153,549	150,319	2.1
Total	$2,360,355	$2,331,293	1.2

Segment Profit
Grocery Products	$95,297	$97,545	(2.3)
Refrigerated Foods	162,593	157,531	3.2
Jennie-O Turkey Store	37,904	37,724	0.5
International & Other	24,978	24,655	1.3
Total segment profit	320,772	317,455	1.0
Net unallocated expense	13,891	12,394	12.1
Noncontrolling interest	94	104	(9.6)
Earnings before income taxes	$306,975	$305,165	0.6
* FY18 segment results have been adjusted to reflect the changes in the Grocery Products, Refrigerated Foods and Jennie-O Turkey Store segments.

Grocery Products

Results for the Grocery Products segment compared to the prior year are as follows:

	Three Months Ended
(in thousands)	January 27, 2019	January 28, 2018	% Change
Volume (lbs.)	338,743	329,307	2.9
Net sales	$606,825	$603,577	0.5
Segment profit	95,297	97,545	(2.3)

Net sales for the first quarter of fiscal 2019 increased on growth from Herdez® salsas and sauces, Wholly Guacamole® dips, Muscle Milk® protein products, and the SPAM® family of products. These sales increases were partially offset by declines in contract manufacturing.

For the first quarter, segment profit declined due to the effect of a non-operating tax benefit in the Company's MegaMex joint venture in fiscal 2018 which was partially offset by a legal settlement in fiscal 2019.

The Company anticipates sales growth in the second quarter led by the branded center store and Mexican foods portfolios. Growth in the branded center store portfolio is expected to be offset by lower margins in contract manufacturing and lower equity in earnings.

Refrigerated Foods

Results for the Refrigerated Foods segment compared to the prior year are as follows:

	Three Months Ended
(in thousands)	January 27, 2019	January 28, 2018	% Change
Volume (lbs.)	589,356	592,776	(0.6)
Net sales	$1,278,747	$1,254,637	1.9
Segment profit	162,593	157,531	3.2

First quarter net sales increases were led by the new Hormel Deli Solutions division with strong gains coming from Columbus® branded items and Jennie-O® premium deli meats. Foodservice sales of Old Smokehouse® bacon and Hormel® Fire BraisedTM products and retail sales of Hormel® pepperoni, Hormel® Natural Choice® and Applegate® products also showed excellent growth.

Segment profit increased as value-added profits more than offset a 70 percent decline in commodity profits, higher freight costs, and higher operational expenses.

Looking ahead to the second quarter, Refrigerated Foods is expected to grow sales and earnings on strong demand for foodservice, deli, and retail value-added products.

Jennie-O Turkey Store

Results for the JOTS segment compared to the prior year are as follows:

	Three Months Ended
(in thousands)	January 27, 2019	January 28, 2018	% Change
Volume (lbs.)	182,159	183,060	(0.5)
Net sales	$321,234	$322,760	(0.5)
Segment profit	37,904	37,724	0.5

For the first quarter, volume and sales were flat as improved results in foodservice and commodity sales were offset by declines in retail. Volume and sales increases in foodservice were driven by many categories including Jennie-O® raw boneless breasts and Jennie-O® cooked breasts.

Segment profit for the first quarter of fiscal 2019 was flat as lower selling, general, and administrative expenses were offset by lower retail sales of lean ground turkey.

JOTS anticipates an earnings decline in the second quarter compared to last year driven by lower retail sales of lean ground turkey and higher input costs due to the impact of extremely cold weather on operations.

International & Other

Results for the International & Other segment compared to the prior year are as follows:

	Three Months Ended
(in thousands)	January 27, 2019	January 28, 2018	% Change
Volume (lbs.)	86,635	85,449	1.4
Net sales	$153,549	$150,319	2.1
Segment profit	24,978	24,655	1.3

Volume and net sales increases in the first quarter of fiscal 2019 were led by double-digit growth in exports of SPAM® luncheon meat along with strong sales of Skippy® branded products. Fresh pork volume and net sales declined sharply in the first quarter due to the impact of continued tariffs in key markets.

For the first quarter of fiscal 2019, segment profit increased as improved profitability in China due to lower input costs and strong branded exports more than offset lower fresh pork export profits.

The Company anticipates continued volume, sales, and earnings growth in the second quarter driven by strong business results in China. Pork exports remain a risk due to global trade uncertainty.

Unallocated Income and Expenses

The Company does not allocate investment income, interest expense, or interest income to its segments when measuring performance.  The Company also retains various other income and unallocated expenses at the corporate level.  Equity in earnings of affiliates is included in segment profit; however, earnings attributable to the Company’s noncontrolling interests are excluded. These items are included in the segment table for the purpose of reconciling segment results to earnings before income taxes.

	Three Months Ended
(in thousands)	January 27, 2019	January 28, 2018
Net unallocated expense	13,891	12,394
Noncontrolling interest earnings	94	104

For the first quarter of fiscal 2019, net unallocated expense increased slightly over last year as costs related to the sale of the Fremont facility were mostly offset by the benefit from a legal settlement.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $512.7 million at the end of the first quarter of fiscal 2019 compared to $385.8 million at the end of the comparable fiscal 2018 period.

Cash provided by operating activities was $187.4 million in the first three months of fiscal 2019 compared to $304.2 million in the same period of fiscal 2018.  Higher pre-tax net earnings were not able to offset the increase in working capital accounts in the first three months of the year due to lower deferred hog payments compared to the prior year.

Cash used in investing activities was $1.7 million in the first three months of fiscal 2019 compared to cash used in investing activities of $905.3 million in the same period of fiscal 2018.  In the first quarter of fiscal 2018, the Company spent $857.6 million on the acquisition of Columbus.  Capital expenditures in the first three months of fiscal 2019 decreased to $39.4 million from $53.7 million in the comparable period of fiscal 2018.  The Company currently estimates its fiscal 2019 capital expenditures to be approximately $350.0 million.  Key projects for the full year include capacity increases in the Company's Nevada, Iowa, pizza toppings facility, an expansion at the Fontanini facility in McCook, Ill, and multiple other projects designed to increase value-added capacity.

Cash used in financing activities was $128.9 million in the first three months of fiscal 2019 compared to cash provided by financing activities of $538.2 million in the same period of fiscal 2018.  The higher cash provided in fiscal 2018 is related to the purchase of Columbus as the Company borrowed $375.0 million under a term loan facility and $375.0 million under a revolving credit facility to fund the purchase. The Company repurchased $44.8 million of its common stock in the first three months of fiscal 2019 compared to $25.2 million repurchased during the same period of the prior year.  For additional information pertaining to the Company’s share repurchase plans or programs, see Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

Cash dividends paid to the Company’s shareholders continue to be an ongoing financing activity for the Company.  Dividends paid in the first three months of fiscal 2019 were $100.1 million compared to $89.8 million in the comparable period of fiscal 2018.  For fiscal 2019, the annual dividend rate was increased to $0.84 per share, representing the 53rd consecutive annual dividend increase.  The Company has paid dividends for 90 years and expects to continue doing so.

The Company is required by certain covenants in its debt agreements to maintain specified levels of financial ratios and financial position.  At the end of the first quarter of fiscal 2019, the Company was in compliance with all of these debt covenants.

Cash flows from operating activities continue to provide the Company with its principal source of liquidity.  The Company does not anticipate a significant risk to cash flows from this source in the foreseeable future because the Company operates in a relatively stable industry and has strong brands across many product lines.

The Company is dedicated to returning excess cash flow to shareholders through dividend payments.  Growing the business through innovation and evaluating opportunities for strategic acquisitions remains a focus for the Company.  Reinvestments in the business to ensure employee and food safety are a top priority for the Company.  Capital spending to enhance and expand current operations will also be a significant cash outflow for fiscal 2019. Along with these commitments, the Company will continue payments to reduce short-term debt borrowed in connection with the acquisition of Columbus.

Contractual Obligations and Commercial Commitments

The Company records income taxes in accordance with the provisions of ASC 740, Income Taxes. The Company is unable to determine its contractual obligations by year related to this pronouncement, as the ultimate amount or timing of settlement of its reserves for income taxes cannot be reasonably estimated. The total liability for unrecognized tax benefits, including interest and penalties, at January 27, 2019, was $27.2 million.

There have been no other material changes to the information regarding the Company’s future contractual financial obligations previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2018.

Off-Balance Sheet Arrangements

As of January 27, 2019, and October 28, 2018, the Company had $46.5 million and $45.5 million, respectively, of standby letters of credit issued on its behalf.  The standby letters of credit are primarily related to the Company’s self-insured workers compensation programs.  However, that amount includes $2.4 million as of January 27, 2019, and $2.4 million million as of

October 28, 2018, of revocable standby letters of credit for obligations of an affiliated party that may arise under workers compensation claims.  Letters of credit are not reflected in the Company’s Consolidated Statements of Financial Position.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Hog Markets:  The Company’s earnings are affected by fluctuations in the live hog market.  To minimize the impact on earnings, and to ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 10 years.  Hogs purchased under contract accounted for 96 percent and 95 percent of the total hogs purchased by the Company during the first three months of fiscal years 2019 and 2018, respectively.  The majority of these contracts use market-based formulas based on hog futures, hog primal values, or industry reported hog markets.  Other contracts use a formula based on the cost of production, which can fluctuate independently from hog markets.  The Company’s value-added branded portfolio helps mitigate changes in hog and pork market prices.  Therefore, a hypothetical 10 percent change in the cash hog market would have had an immaterial effect on the Company’s results of operations.

To reduce the Company's exposure to changes in lean hog markets, the Company utilizes a hedge program to offset the fluctuations in the Company's future direct hog purchases. The program utilizes lean hog futures, and these contracts are accounted for under cash flow hedge accounting. The fair value of the Company's open futures contracts in this program as of January 27, 2019, and October 28, 2018, was immaterial. The Company measures its market risk exposure on its lean hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for lean hogs. A 10 percent decrease in the market price for lean hogs would have negatively impacted the fair value of the Company's January 27, 2019, open lean hog contracts by $0.7 million, which in turn would lower the Company's future cost on purchased hogs by a similar amount.

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

To reduce the Company’s exposure to changes in grain prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future direct grain purchases.  This program utilizes corn futures for JOTS, and these contracts are accounted for under cash flow hedge accounting.  The fair value of the Company’s open futures contracts as of January 27, 2019, was $(0.6) million, before tax, compared to $(1.3) million, before tax, as of October 28, 2018.  The Company measures its market risk exposure on its grain futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain.  A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s January 27, 2019, open grain contracts by $5.6 million, which in turn would lower the Company’s future cost on purchased grain by a similar amount.

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

Investments:  The Company has corporate-owned life insurance policies classified as trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans.  As of January 27, 2019, the balance of these securities totaled $146.9 million compared to $137.3 million as of October 28, 2018.  A majority of these securities represent fixed income funds.  The Company is subject to market risk due to fluctuations in the value of the remaining investments, as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis.  A 10 percent decline in the value of the investments not held in fixed income funds would have a negative impact to the Company’s pretax earnings of approximately $6.1 million, while a 10 percent increase in value would have a positive impact of the same amount.

International Assets:  The fair values of certain Company assets are subject to fluctuations in foreign currencies. The Company's net asset position in foreign currencies as of January 27, 2019 was $530.6 million, compared to $687.7 million as of October 28, 2018, with most of the exposure existing in Chinese yuan and Brazilian real. Changes in currency exchange rates impact the fair values of the Company assets either currently through the Consolidated Statements of Operations as currency gains/losses or through the Consolidated Statements of Financial Position within other comprehensive loss.

The Company measures its foreign currency exchange risk by using a 10 percent sensitivity analysis on the Company's primary foreign net asset position, the Chinese yuan and Brazilian real, as of January 27, 2019. A 10 percent strengthening in the value of the yuan relative to the U.S. dollar would result in other comprehensive income of approximately $32.3 million pretax. A 10 percent weakening in the value of the yuan relative to the U.S. dollar would result in other comprehensive loss of approximately $26.4 million pretax. A 10 percent strengthening in the value of the real relative to the U.S. dollar would result in other comprehensive income of approximately $13.8 million pretax. A 10 percent weakening in the value of the real relative to the U.S. dollar would result in other comprehensive loss of approximately $11.3 million pretax.

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
During the first quarter of fiscal 2019, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is a party to various legal proceedings related to the ongoing operation of its business, including claims both by and against the Company.  At any time, such proceedings typically involve claims related to product liability, contract disputes, intellectual property, competition laws, employment practices, or other actions brought by employees, consumers, competitors, or suppliers.  The Company establishes accruals for its potential exposure, as appropriate, for claims against the Company when losses become probable and reasonably estimable.  However, future developments or settlements are uncertain and may require the Company to change such accruals as proceedings progress.  Resolution of any currently known matters, either individually or in the aggregate, is not expected to have a material effect on the Company’s financial condition, results of operations, or liquidity.

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

The live hog industry has evolved to large, vertically-integrated operations using long-term supply agreements. This has resulted in fewer hogs being available on the cash spot market. Consequently, the Company uses long-term supply contracts based on market-based formulas or the cost of production to ensure a stable supply of raw materials while minimizing extreme fluctuations in costs over the long-term. This may result, in the short-term, in higher live hog costs compared to the cash spot market, depending on the relationship of the cash spot market to contract prices. Market-based pricing on certain product lines, and lead time required to implement pricing adjustments, may prevent all or part of these cost increases from being recovered, and these higher costs could adversely affect our short-term financial results.

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

The supply of natural and organic proteins may impact the Company’s ability to ensure a continuing supply of these products. To mitigate this risk, the Company enters into long-term agreements with multiple suppliers.

International trade barriers and other restrictions could result in less foreign demand and increased domestic supply of proteins, thereby potentially lowering prices. The Company occasionally utilizes in-country production to limit this exposure.

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

The Company’s operations are subject to the general risks associated with acquisitions and divestitures.

The Company has made several acquisitions and divestitures in recent years that align with the Company’s strategic initiative of delivering long-term value to shareholders. The Company regularly reviews strategic opportunities to grow through acquisitions and to divest non-strategic assets. Potential risks associated with these transactions include the the inability to consummate a transaction on favorable terms, the diversion of management's attention from other business concerns, the potential loss of key employees and customers of current or acquired companies, the inability to integrate or divest operations successfully, the possible assumption of unknown liabilities, potential disputes with buyers or sellers, potential impairment charges if purchase assumptions are not achieved or market conditions decline, and the inherent risks in entering markets or lines of business in which the Company has limited or no prior experience. Any or all of these risks could impact the Company’s financial results and business reputation. In addition, acquisitions outside the United States may present unique challenges and increase the Company's exposure to the risks associated with foreign operations.

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

The Company may be adversely impacted if the Company is unable to protect information technology systems against, or effectively respond to, cyber-attacks, security breaches, interruptions or other failures.

Information technology systems are an important part of the Company’s business operations. Attempted cyber-attack and other cyber incidents are occurring more frequently and are being made by groups and individuals with a wide range of motives and expertise.

In addition, the Company is in the initial planning stage for a process transformation project to achieve better analytics, customer service, and process efficiencies through the use of Oracle Cloud Solutions. This project is expected to improve the efficiency and effectiveness of certain financial and business transaction processes and the underlying systems environment. Implementation is expected to occur in phases over the next several years. Such an implementation is a major undertaking from a financial, management, and personnel perspective. The implementation of the enterprise resource planning system may prove to be more difficult, costly, or time consuming than expected, and there can be no assurance that this system will be beneficial to the extent anticipated.

In an attempt to mitigate these risks, the Company has implemented and continues to evaluate security initiatives and business continuity plans.

Deterioration of labor relations or increases in labor costs could harm the Company’s business.

As of January 27, 2019, the Company had approximately 18,700 employees worldwide, of which approximately 3,210 were represented by labor unions, principally the United Food and Commercial Workers Union. A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities or contracted hog processing facilities resulting in work slowdowns or stoppages could harm the Company’s financial results. Union contracts at the Company's facilities in Algona, Iowa; Atlanta, Georgia; Austin, Minnesota; and Beloit, Wisconsin will expire during fiscal 2019, covering approximately 2,300 employees. Negotiations have not yet been initiated.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the First Quarter of Fiscal 2019

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
October 29, 2018 – December 2, 2018	—	—	—	9,067,156
December 3, 2018 – December 30, 2018	276,324	$41.93	276,324	8,790,832
December 31, 2018 – January 27, 2019	788,303	42.15	788,303	8,002,529
Total	1,064,627	$42.09	1,064,627

1 On January 31, 2013, the Company announced its Board of Directors had authorized the repurchase of 10,000,000 shares of its common stock with no expiration date.  The repurchase program was authorized at a meeting of the Company’s Board of Directors on January 29, 2013.  On November 23, 2015, the Board of Directors authorized a two-for-one split of the Company’s common stock.  As part of the resolution to approve the stock split, the number of shares remaining to be repurchased was adjusted proportionately.  The stock split was subsequently approved by stockholders at the Company’s Annual Meeting on January 26, 2016, and effected January 27, 2016.  All numbers in the table above reflect the impact of this stock split.

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

HORMEL FOODS CORPORATION
(Registrant)

Date: March 5, 2019	By	/s/ JAMES N. SHEEHAN
JAMES N. SHEEHAN
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 5, 2019	By	/s/ JANA L. HAYNES
JANA L. HAYNES
Vice President and Controller
(Principal Accounting Officer)