Form 10-Q
period 2019-04-28
HORMEL FOODS CORP /DE/
filed 2019-06-04
CIK 48465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 28, 2019
or
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
None
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock $0.01465 par value	HRL	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes  X  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 2, 2019
Common Stock	$.01465 par value	533,844,537
Common Stock Non-Voting	$.01 par value	–0–

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION - April 28, 2019 and October 28, 2018
CONSOLIDATED STATEMENTS OF OPERATIONS - Three and Six Months Ended April 28, 2019 and April 29, 2018
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - Three and Six Months Ended April 28, 2019 and April 29, 2018
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT - Three and Six Months Ended April 29, 2018 and Three and Six Months Ended April 28, 2019
CONSOLIDATED STATEMENTS OF CASH FLOWS - Six Months Ended April 28, 2019 and April 29, 2018
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

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands, except share and per share amounts)

	April 28, 2019	October 28, 2018
	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$639,327	$459,136
Short-term Marketable Securities	6,675	—
Accounts Receivable	537,447	600,438
Inventories	1,030,574	963,527
Income Taxes Receivable	293	3,995
Prepaid Expenses	24,219	16,342
Other Current Assets	12,132	6,662
Total Current Assets	2,250,667	2,050,100

Goodwill	2,486,635	2,714,116

Other Intangibles	1,040,392	1,207,219

Pension Assets	205,229	195,153

Investments in and Receivables from Affiliates	276,478	273,153

Other Assets	181,777	189,951

Property, Plant and Equipment
Land	49,642	50,332
Buildings	1,011,242	956,260
Equipment	1,851,640	1,863,020
Construction in Progress	259,683	332,205
Less: Allowance for Depreciation	(1,677,640)	(1,689,217)
Net Property, Plant and Equipment	1,494,567	1,512,600

Total Assets	$7,935,745	$8,142,292

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands, except share and per share amounts)

	April 28, 2019	October 28, 2018
	(Unaudited)
Liabilities and Shareholders' Investment
Current Liabilities
Accounts Payable	$523,673	$618,830
Accrued Expenses	59,144	48,298
Accrued Workers Compensation	24,935	24,594
Accrued Marketing Expenses	126,252	118,887
Employee Related Expenses	182,720	224,736
Taxes Payable	22,154	2,490
Interest and Dividends Payable	112,798	101,079
Total Current Liabilities	1,051,676	1,138,914

Long-term Debt–Less Current Maturities	250,000	624,840

Pension and Post-retirement Benefits	488,479	477,557

Other Long-term Liabilities	101,378	99,070

Deferred Income Taxes	142,428	197,093

Shareholders' Investment
Preferred Stock, Par Value $.01 a Share–
Authorized 160,000,000 Shares; Issued–None
Common Stock, Non-voting, Par Value $.01 a Share–
Authorized 400,000,000 Shares; Issued–None
Common Stock, Par Value $.01465 a Share–	7,854	7,825
Authorized 1,600,000,000 Shares;
Issued 536,092,537 Shares April 28, 2019
Issued 534,135,484 Shares October 28, 2018
Additional Paid-in Capital	163,980	106,528
Accumulated Other Comprehensive Loss	(278,135)	(243,498)
Retained Earnings	6,003,637	5,729,956
Hormel Foods Corporation Shareholders' Investment	5,897,336	5,600,811
Noncontrolling Interest	4,448	4,007
Total Shareholders' Investment	5,901,784	5,604,818

Total Liabilities and Shareholders' Investment	$7,935,745	$8,142,292

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 28, 2019	April 29, 2018 *	April 28, 2019	April 29, 2018
Net Sales	$2,344,744	$2,330,568	$4,705,099	$4,661,861
Cost of Products Sold	1,875,595	1,837,765	3,747,616	3,670,762
Gross Profit	469,149	492,803	957,483	991,099

Selling, General and Administrative	170,076	204,549	363,620	424,421
Equity in Earnings of Affiliates	13,291	13,486	24,749	37,017

Operating Income	312,364	301,740	618,612	603,695

Other Income and Expense:
Interest and Investment Income	11,297	2,144	18,171	10,083
Interest Expense	(5,615)	(7,001)	(11,762)	(11,730)

Earnings Before Income Taxes	318,046	296,883	625,021	602,048

Provision for Income Taxes	35,410	59,361	100,866	61,315

Net Earnings	282,636	237,522	524,155	540,733
Less: Net Earnings Attributable to Noncontrolling Interest	207	138	301	242
Net Earnings Attributable to Hormel Foods Corporation	$282,429	$237,384	$523,854	$540,491

Net Earnings Per Share
Basic	$0.53	$0.45	$0.98	$1.02
Diluted	$0.52	$0.44	$0.96	$1.00

Weighted-average Shares Outstanding
Basic	535,480	529,799	534,988	529,626
Diluted	546,330	542,811	546,724	543,146
 *Adjusted due to the adoption of Accounting Standards Update (ASU) 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715). See Note A - General.

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 28, 2019	April 29, 2018	April 28, 2019	April 29, 2018
Net Earnings	$282,636	$237,522	$524,155	$540,733
Other Comprehensive Income, Net of Tax:
Foreign Currency Translation	5,901	4,796	7,747	9,008
Pension and Other Benefits	1,770	2,487	5,209	4,973
Deferred Hedging	6,707	(613)	6,346	(1,263)
Total Other Comprehensive Income	14,378	6,670	19,302	12,718
Comprehensive Income	297,014	244,192	543,457	553,451
Less: Comprehensive Income Attributable to Noncontrolling Interest	378	385	441	638
Comprehensive Income Attributable to Hormel Foods Corporation	$296,636	$243,807	$543,016	$552,813

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended April 29, 2018

		Hormel Foods Corporation Shareholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest	Total Shareholders’ Investment
	Shares	Amount	Shares	Amount
Balance at January 28, 2018	529,988	$7,764	—	$—	$19,242	$5,366,501	$(242,176)	$4,043	$5,155,374
Net Earnings						237,384		138	237,522
Other Comprehensive Income							6,423	247	6,670
Purchases of Common Stock			(593)	(19,542)					(19,542)
Stock-based Compensation Expense		1			4,051				4,052
Exercise of Stock Options/Restricted Shares	738	9			7,212				7,221
Shares Retired	(593)	(8)	593	19,542	(19,534)				—
Declared Cash Dividends – $0.1875 Per Share						(99,664)			(99,664)
Balance at April 29, 2018	530,133	$7,766	—	$—	$10,971	$5,504,221	$(235,753)	$4,428	$5,291,633

	Three Months Ended April 28, 2019

		Hormel Foods Corporation Shareholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest	Total Shareholders’ Investment
	Shares	Amount	Shares	Amount
Balance at January 27, 2019	534,170	$7,826	—	$—	$130,196	$5,856,029	$(292,342)	$4,070	$5,705,779
Net Earnings						282,429		207	282,636
Other Comprehensive Income							14,207	171	14,378
Purchases of Common Stock			(562)	(22,813)					(22,813)
Stock-based Compensation Expense		1			5,567				5,568
Exercise of Stock Options/Restricted Shares	2,485	35			28,390				28,425
Shares Retired	(562)	(8)	562	22,813	(173)	(22,632)			—
Declared Cash Dividends – $0.21 per share						(112,189)			(112,189)
Balance at April 28, 2019	536,093	$7,854	—	$—	$163,980	$6,003,637	$(278,135)	$4,448	$5,901,784

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT
(in thousands, except per share amounts)
(Unaudited)

	Six Months Ended April 29, 2018

		Hormel Foods Corporation Shareholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest	Total Shareholders’ Investment
	Shares	Amount	Shares	Amount
Balance at October 29, 2017	528,424	$7,741	—	$—	$13,670	$5,162,571	$(248,075)	$3,790	$4,939,697
Net Earnings						540,491		242	540,733
Other Comprehensive Income							12,322	396	12,718
Purchases of Common Stock			(1,331)	(44,741)					(44,741)
Stock-based Compensation Expense		1			11,390				11,391
Exercise of Stock Options/Restricted Shares	3,040	43			30,633				30,676
Shares Retired	(1,331)	(19)	1,331	44,741	(44,722)				—
Declared Cash Dividends – $0.375 Per Share						(198,841)			(198,841)
Balance at April 29, 2018	530,133	$7,766	—	$—	$10,971	$5,504,221	$(235,753)	$4,428	$5,291,633

	Six Months Ended April 28, 2019

		Hormel Foods Corporation Shareholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest	Total Shareholders’ Investment
	Shares	Amount	Shares	Amount
Balance at October 28, 2018	534,135	$7,825	—	$—	$106,528	$5,729,956	$(243,498)	$4,007	$5,604,818
Net Earnings						523,854		301	524,155
Other Comprehensive Income							19,162	140	19,302
Purchases of Common Stock			(1,627)	(67,622)					(67,622)
Stock-based Compensation Expense		1			13,513				13,514
Exercise of Stock Options/Restricted Shares	3,585	52			44,371				44,423
Shares Retired	(1,627)	(24)	1,627	67,622	(432)	(67,166)			—
Cumulative Effect Adjustment from Adoption of:
ASU 2016-16						(10,475)			(10,475)
ASU 2017-12						21	(21)		—
ASU 2018-02						52,342	(53,778)		(1,436)
Declared Cash Dividends – $0.42 Per Share						(224,895)			(224,895)
Balance at April 28, 2019	536,093	$7,854	—	$—	$163,980	$6,003,637	$(278,135)	$4,448	$5,901,784

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	April 28, 2019	April 29, 2018
Operating Activities
Net Earnings	$524,155	$540,733
Adjustments to Reconcile to Net Cash Provided by Operating Activities:
Depreciation	74,458	74,081
Amortization of Intangibles	6,285	6,235
Equity in Earnings of Affiliates	(24,749)	(37,017)
Distribution from Equity Method Investees	10,000	10,024
(Benefit) Provision for Deferred Income Taxes	(37,940)	(74,486)
Loss (Gain) on Property/Equipment Sales and Plant Facilities	458	(1,384)
Gain on Sale of Business	(16,469)	—
Non-cash Investment Activities	(17,632)	(8,451)
Stock-based Compensation Expense	13,514	11,391
Changes in Operating Assets and Liabilities, Net of Acquisitions:
Decrease (Increase) in Accounts Receivable	32,634	87,141
(Increase) Decrease in Inventories	(111,601)	(59,094)
(Increase) Decrease in Prepaid Expenses and Other Current Assets	(7,198)	(3,926)
Increase (Decrease) in Pension and Post-retirement Benefits	6,380	1,525
(Decrease) Increase in Accounts Payable and Accrued Expenses	(108,347)	(122,847)
Increase (Decrease) in Net Income Taxes Payable	21,645	19,416
Net Cash Provided by Operating Activities	365,593	443,341

Investing Activities
Net (Purchase) Sale of Securities	(6,664)	—
Proceeds from Sale of Business	473,885	—
Acquisitions of Businesses/Intangibles	—	(857,673)
Purchases of Property/Equipment	(87,621)	(141,160)
Proceeds from Sales of Property/Equipment	31,167	6,439
(Increase) Decrease in Investments, Equity in Affiliates, and Other Assets	(110)	2,906
Proceeds from Company-owned Life Insurance	14,170	3,028
Net Cash Provided by (Used in) Investing Activities	424,827	(986,460)

Financing Activities
Net Proceeds from Short-term Debt	—	185,000
Proceeds from Long-term Debt	—	375,000
Repayments of Long-term Debt	(374,840)	(237)
Dividends Paid on Common Stock	(212,287)	(189,139)
Share Repurchase	(67,622)	(44,741)
Proceeds from Exercise of Stock Options	44,277	29,978
Net Cash (Used in) Provided by Financing Activities	(610,472)	355,861

Effect of Exchange Rate Changes on Cash	243	4,707
Increase (Decrease) in Cash and Cash Equivalents	180,191	(182,551)
Cash and Cash Equivalents at Beginning of Year	459,136	444,122
Cash and Cash Equivalents at End of Quarter	$639,327	$261,571

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A - GENERAL

Basis of Presentation: The accompanying unaudited consolidated financial statements of Hormel Foods Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year.  The Consolidated Statement of Financial Position at October 28, 2018, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2018.

Investments: The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans.  Under the plans, the participants can defer certain types of compensation and elect to receive a return on the deferred amounts based on the changes in fair value of various investment options, primarily a variety of mutual funds.  The Company has corporate-owned life insurance policies on certain participants in the deferred compensation plans.  The cash surrender value of the policies is included in Other Assets on the Consolidated Statements of Financial Position.  The securities held by the trust are classified as trading securities.  Therefore, unrealized gains and losses associated with these investments are included in the Company’s earnings.  Securities held by the trust generated gains of $4.8 million and $6.2 million for the second quarter and six months ended April 28, 2019, compared to losses of $2.2 million and gains of $1.2 million for the second quarter and six months ended April 29, 2018.

Supplemental Cash Flow Information: Non-cash investment activities presented on the Consolidated Statements of Cash Flows primarily consist of unrealized gains or losses on the Company’s rabbi trust.  The noted investments are included in Other Assets on the Consolidated Statements of Financial Position.  Changes in the value of these investments are included in the Company’s Net Earnings and are presented in the Consolidated Statements of Operations as Interest and Investment Income.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory (Topic 740). The updated guidance requires the recognition of the income tax consequences of an intra-entity asset transfer, other than transfers of inventory, when the transfer occurs. For intra-entity transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party. The updated guidance is effective for reporting periods beginning after December 15, 2017, with early adoption permitted only within the first interim period of a fiscal year. The guidance is required to be applied on a modified retrospective basis through a cumulative effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted the updated provisions at the beginning of fiscal 2019, resulting in a reclassification from prepaid tax assets to deferred tax assets. In addition, due to the impact of the lower tax rate on deferred tax balances resulting from the Tax Cuts and Jobs Act (Tax Act), the Company recognized a cumulative effect adjustment to Retained Earnings of $10.5 million.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715). The updated guidance requires an employer to report the service cost component of net periodic pension cost and net periodic post-retirement benefit cost in the same line item as other compensation costs. Other components of net periodic pension cost and net periodic post-retirement benefit cost must be presented in the income statement separately from the service cost component and outside income from operations. Additionally, only the service cost component is eligible for capitalization. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The updated guidance should be applied retrospectively for the presentation of components of net benefit cost and prospectively, for the capitalization of the service cost component of net benefit cost. The Company adopted the updated provisions at the beginning of fiscal 2019. The Company elected to utilize a practical expedient which allows the Company to use historical amounts disclosed in the Pension and Other Post-retirement Benefits footnote as an estimation basis for retrospectively applying the requirements to separately report the other components in the income statement. Due to the retrospective adoption, the Company reclassified $4.6 million and $9.2 million of non-service cost components of net periodic benefit costs out of Operating Income to Interest and Investment Income on the Consolidated Statements of Operations for the three months and six months ended April 29, 2018.
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
Presentation and disclosure requirements were applied on a prospective basis. The adoption resulted in an immaterial adjustment from Retained Earnings to Accumulated Other Comprehensive Loss.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (Topic 350). The amendments in the update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The amendments are effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years and is to be applied either retrospectively or prospectively to all implementation costs incurred after the adoption date. Early adoption is permitted, including adoption in any interim period. The Company early adopted the updated provisions on a prospective basis at the beginning of fiscal 2019. The impact related to adoption was immaterial in the first six months of fiscal 2019, but the Company will continue to evaluate in future quarters.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 958). The update provides guidance on the measurement of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The amendment replaces the current incurred loss impairment methodology with a methodology to reflect expected credit losses and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. The updated guidance is to be applied on a modified retrospective approach and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for all entities for fiscal years beginning after December 15, 2018, and interim periods therein. The Company will adopt the provisions of this new accounting standard at the beginning of fiscal 2021 and is in the process of evaluating the impact of adopting the updated provisions.

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

NOTE C - ACQUISITIONS AND DIVESTITURES

Divestiture: On April 15, 2019, the Company completed the sale of CytoSport, Inc. (CytoSport), which includes the Muscle Milk® and Evolve® brands, to PepsiCo, Inc., and received proceeds of $473.9 million, subject to working capital adjustments. The divestiture resulted in a pre-tax gain of approximately $16.5 million recognized in Selling, General and Administrative expense and a tax benefit of $17.0 million recognized within the Provision for Income Taxes on the Consolidated Statements of Operations.

CytoSport's results of operations through the date of divestiture are included within Earnings Before Income Taxes in the Consolidated Statements of Operations and are reported within the Grocery Products and International & Other segments (See Note N - Segment Reporting).

Acquisition: On November 27, 2017, the Company acquired Columbus Manufacturing, Inc. (Columbus), an authentic premium deli meat and salami company, from Chicago-based Arbor Investments for a final purchase price of $857.4 million. The transaction was funded with cash on hand and by borrowing $375.0 million under a term loan facility and $375.0 million under a revolving credit facility.

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

Goodwill is calculated as the excess of the purchase price over the fair value of the net assets recognized. The $610.6 million of goodwill recorded as part of the acquisition primarily reflects the value of the potential to expand presence in the deli channel and serves as the catalyst for uniting all of the Company's deli businesses into one customer-facing organization. The goodwill balance is not expected to be deductible for income tax purposes. The goodwill and intangible assets have been allocated to the Refrigerated Foods segment.

Operating results for this acquisition have been included in the Company’s Consolidated Statements of Operations from the date of acquisition and are reflected in the Refrigerated Foods segment.

NOTE D - INVENTORIES

Principal components of inventories are:

(in thousands)	April 28, 2019	October 28, 2018
Finished products	$586,427	$525,628
Raw materials and work-in-process	261,663	247,495
Operating supplies	117,956	126,644
Maintenance materials and parts	64,528	63,760
Total	$1,030,574	$963,527

NOTE E - GOODWILL AND INTANGIBLE ASSETS

Goodwill: The changes in the carrying amounts of goodwill for the three and six months ended April 28, 2019, are presented in the table below. The reduction in goodwill for the quarter is due to the divestiture of CytoSport on April 15, 2019. Beginning balances have been reclassified to conform to the current year presentation between segments. See Note N - Segment Reporting and Note C - Acquisitions and Divestitures for additional information.

(in thousands)	Grocery Products	Refrigerated Foods	JOTS	International & Other	Total
Balance at January 27, 2019	$857,373	$1,458,692	$176,628	$224,057	$2,716,750
Goodwill sold	(225,072)	—	—	(4,945)	(230,017)
Foreign currency translation	—	—	—	(98)	(98)
Balance at April 28, 2019	$632,301	$1,458,692	$176,628	$219,014	$2,486,635

(in thousands)	Grocery Products	Refrigerated Foods	JOTS	International & Other	Total
Reported balance at October 28, 2018	$882,582	$1,406,897	$203,214	$221,423	$2,714,116
Segment reclassification	(25,209)	51,795	(26,586)	—	—
Adjusted balance at October 28, 2018	857,373	1,458,692	176,628	221,423	2,714,116
Goodwill sold	(225,072)	—	—	(4,945)	(230,017)
Foreign currency translation	—	—	—	2,536	2,536
Balance at April 28, 2019	$632,301	$1,458,692	$176,628	$219,014	$2,486,635

Intangible Assets: The reduction in indefinite and definite-lived intangible assets for fiscal year 2019 is due to the divestiture of CytoSport.

The carrying amounts for indefinite-lived intangible assets are presented in the table below.

(in thousands)	April 28, 2019	October 28, 2018
Brands/tradenames/trademarks	$959,400	$1,108,122
Other intangibles	184	184
Foreign currency translation	(3,083)	(3,484)
Total	$956,501	$1,104,822

The gross carrying amount and accumulated amortization for definite-lived intangible assets are presented in the table below.

	April 28, 2019		October 28, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists/relationships	$113,739	$(32,088)	$137,039	$(36,367)
Other intangibles	6,957	(2,172)	6,155	(1,547)
Foreign currency translation	—	(2,545)	—	(2,883)
Total	$120,696	$(36,805)	$143,194	$(40,797)

Amortization expense was $3.1 million and $6.3 million for the second quarter and six months ended April 28, 2019, respectively, compared to $3.0 million and $6.2 million for the second quarter and six months ended April 29, 2018.

Estimated annual amortization expense for the five fiscal years after October 28, 2018, is as follows:

(in millions)
2019	$11.7
2020	10.7
2021	10.7
2022	10.4
2023	9.5

NOTE F - PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic benefit cost for pension and other post-retirement benefit plans consists of the following:

	Pension Benefits
	Three Months Ended		Six Months Ended
(in thousands)	April 28, 2019	April 29, 2018	April 28, 2019	April 29, 2018
Service cost	$6,511	$7,903	$13,021	$15,806
Interest cost	15,095	14,049	30,192	28,098
Expected return on plan assets	(23,121)	(24,771)	(46,246)	(49,541)
Amortization of prior service cost	(699)	(617)	(1,397)	(1,234)
Recognized actuarial loss	3,701	4,540	7,402	9,079
Curtailment loss (gain)	—	—	2,825	—
Net periodic cost	$1,487	$1,104	$5,797	$2,208

	Post-retirement Benefits
	Three Months Ended		Six Months Ended
(in thousands)	April 28, 2019	April 29, 2018	April 28, 2019	April 29, 2018
Service cost	$173	$321	$347	$641
Interest cost	3,009	2,832	6,174	5,664
Amortization of prior service cost	(669)	(711)	(1,338)	(1,421)
Recognized actuarial loss	—	45	—	89
Curtailment loss (gain)	—	—	(620)	—
Net periodic cost	$2,513	$2,487	$4,563	$4,973

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

Fair Value Hedges:  The Company designates the futures it uses to minimize the price risk assumed when fixed forward priced contracts are offered to the Company’s commodity suppliers as fair value hedges.  The intent of the program is to make the forward priced commodities cost nearly the same as cash market purchases at the date of delivery.  Changes in the fair value of the futures contracts, along with the gain or loss on the hedged purchase commitment, are marked-to-market through earnings and recorded on the Consolidated Statements of Financial Position as a current asset and liability, respectively.  Effective gains or losses related to these fair value hedges are recognized through cost of products sold in the period or periods in which the hedged transactions affect earnings.

Other Derivatives:  The Company holds certain futures and options contract positions as part of a merchandising program and to manage the Company’s exposure to fluctuations in commodity markets.  The Company has not applied hedge accounting to these positions. Activity related to derivatives not designated as hedges is immaterial to the consolidated financial statements.

Volume: As of April 28, 2019, and October 28, 2018, the Company had the following outstanding commodity futures and options contracts related to its hedging programs:

Volume
Commodity Contracts	April 28, 2019	October 28, 2018
Corn	21.3 million bushels	23.0 million bushels
Lean hogs	299.6 million pounds	56.9 million pounds

Fair Value of Derivatives:  The fair values of the Company’s derivative instruments (in thousands) as of April 28, 2019, and October 28, 2018, were as follows:

		Fair Value (1)
Derivatives Designated as Hedges:	Location on Consolidated Statements of Financial Position	April 28, 2019	October 28, 2018
Commodity contracts	Other Current Assets	$3,221	$(30)
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

Fair Value Hedge - Assets(Liabilities): The carrying amount of the Company's fair value hedge assets (liabilities) (in thousands) as of April 28, 2019, and October 28, 2018, were as follows:

Location on Consolidated Statements of Financial Position	Carrying Amount of the Hedged Assets/(Liabilities)
	April 28, 2019	October 28, 2018
Accounts Payable	1,976	(594)

AOCL Impact: In fiscal 2019, the Company adopted the amended guidance of ASC 815, Derivatives and Hedging. As a result, hedge ineffectiveness related to effective relationships is now deferred in AOCL until the hedged item impacts earnings. Prior to fiscal 2019, gains or losses on the derivative instrument in excess of the cumulative change in the cash flows of the hedged item, if any (i.e, the ineffective portion) were recognized in the Consolidated Statements of Operations during the current period. As of April 28, 2019, the Company has included in AOCL, hedging gains of $0.1 million (before tax) relating to its positions. The Company expects to recognize the majority of these gains over the next 12 months.

The effect of AOCL for gains or losses (before tax, in thousands) related to the Company's derivative instruments for the three months ended April 28, 2019, and April 29, 2018, were as follows:

	Gain/(Loss) Recognized in AOCL (1)		Location on Consolidated Statements of Operations	Gain/(Loss) Reclassified from AOCL into Earnings (1)		Gain/(Loss) Recognized in Earnings (Ineffective Portion)
	Three Months Ended			Three Months Ended		Three Months Ended
Cash Flow Hedges:	April 28, 2019	April 29, 2018		April 28, 2019	April 29, 2018	April 28, 2019	April 29, 2018
Commodity Contracts	$505	$(862)	Cost of Products Sold	$(532)	$(40)	$—	$(271)
Excluded Component (2)	$5,930

The effect of AOCL for gains or losses (before tax, in thousands) related to the Company's derivative instruments for the six months ended April 28, 2019, and April 29, 2018, were as follows:

	Gain/(Loss) Recognized in AOCL (1)		Location on Consolidated Statements of Operations	Gain/(Loss) Reclassified from AOCL into Earnings (1)		Gain/(Loss) Recognized in Earnings (Ineffective Portion)
	Six Months Ended			Six Months Ended		Six Months Ended
Cash Flow Hedges:	April 28, 2019	April 29, 2018		April 28, 2019	April 29, 2018	April 28, 2019	April 29, 2018
Commodity Contracts	$(337)	$(1,249)	Cost of Products Sold	$(1,775)	$568	$—	$(361)
Excluded Component (2)	$5,243
(1) See Note I - Accumulated Other Comprehensive Loss for the after-tax impact of these gains or losses on Net Earnings.
(2) Represents the time value amount of lean hog options excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in AOCL.

Consolidated Statements of Operations Impact: The effect on the Consolidated Statements of Operations for gains or losses (before tax, in thousands) related to the Company's derivative instruments for the three months and six months ended April 28, 2019, and April 29, 2018, were as follows:

	Cost of Products Sold
	Three Months Ended		Six Months Ended
	April 28, 2019	April 29, 2018	April 28, 2019	April 29, 2018
Consolidated Statements of Operations	$1,875,595	$1,837,765	$3,747,616	$3,670,762

Cash Flow Hedges - Commodity Contracts
Gain (loss) reclassified from AOCL	(532)	(40)	(1,775)	568
Amortization of excluded component from options	(1,110)	—	(2,468)	—
Gain (loss) due to ineffectiveness	—	(271)	—	(361)

Fair Value Hedges - Commodity Contracts
Gain (loss) on commodity futures (1)	705	1,224	1,637	1,781
Gain (loss) due to ineffectiveness	—	(23)	—	(272)

Total gain (loss) recognized in earnings	$(937)	$890	$(2,606)	$1,716
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

Investments in and receivables from affiliates consist of the following:

(in thousands)	Segment	% Owned	April 28, 2019	October 28, 2018
MegaMex Foods, LLC	Grocery Products	50%	$206,480	$205,148
Foreign Joint Ventures	International & Other	Various (26-40%)	69,998	68,005
Total			$276,478	$273,153

Equity in earnings of affiliates consists of the following:

		Three Months Ended		Six Months Ended
(in thousands)	Segment	April 28, 2019	April 29, 2018	April 28, 2019	April 29, 2018
MegaMex Foods, LLC	Grocery Products	$13,479	$12,934	$23,981	$32,522
Foreign Joint Ventures	International & Other	(188)	552	768	4,495
Total		$13,291	$13,486	$24,749	$37,017

For the second quarter and six months ended April 28, 2019, $10.0 million of dividends were received from affiliates, compared to $10.0 million of dividends received for both the second quarter and six months ended April 29, 2018.

The Company recognized a basis difference of $21.3 million associated with the formation of MegaMex Foods, LLC, of which $13.2 million is remaining as of April 28, 2019.  This difference is being amortized through Equity in Earnings of Affiliates.

NOTE I - ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss are as follows:

(in thousands)	Foreign Currency Translation	Pension & Other Benefits		Deferred Gain (Loss) - Hedging		Accumulated Other Comprehensive Loss
Balance at January 27, 2019	$(42,977)	$(247,952)		$(1,413)		$(292,342)
Unrecognized gains (losses)
Gross	5,730	1		6,435		12,166
Tax effect	—	—		(133)		(133)
Reclassification into Net Earnings
Gross	—	2,333	(1)	532	(2)	2,865
Tax effect	—	(564)		(127)		(691)
Net of tax amount	5,730	1,770		6,707		14,207
Balance at April 28, 2019	$(37,247)	$(246,182)		$5,294		$(278,135)

(in thousands)	Foreign Currency Translation	Pension & Other Benefits		Deferred Gain (Loss) - Hedging		Accumulated Other Comprehensive Loss
Reported balance at October 28, 2018	$(44,854)	$(197,613)		$(1,031)		$(243,498)
Impact of adoption of ASU
ASU 2017-12	—	—		(21)	(3)	(21)
ASU 2018-02	—	(53,778)	(3)	—		(53,778)
Adjusted balance at October 28, 2018	(44,854)	(251,391)		(1,052)		(297,297)
Unrecognized gains (losses)
Gross	7,607	2,204		4,926		14,737
Tax effect	—	(533)		71		(462)
Reclassification into Net Earnings
Gross	—	4,667	(1)	1,775	(2)	6,442
Tax effect	—	(1,129)		(426)		(1,555)
Net of tax amount	7,607	5,209		6,346		19,162
Balance at April 28, 2019	$(37,247)	$(246,182)		$5,294		$(278,135)
(1) Included in the computation of net periodic cost. See Note F - Pension and Other Post-Retirement Benefits for additional details.
(2) Included in Cost of Products Sold in the Consolidated Statements of Operations.
(3)   Cumulative effect from the adoption of Accounting Standards Update. See Note A - General for additional details.

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

On December 22, 2017, the United States (U.S.) enacted comprehensive tax legislation into law, H.R. 1, commonly referred to as the Tax Act. Except for certain provisions, the Tax Act is effective for tax years beginning on or after January 1, 2018. As a fiscal year U.S. taxpayer, the majority of the provisions, such as eliminating the domestic manufacturing deduction, creating new taxes on certain foreign sourced income, and introducing new limitations on certain business deductions, apply to the Company in fiscal 2019. In addition, for fiscal 2019 and effective in the first quarter, the U.S. federal corporate income tax rate was reduced from a blended rate of 23.4 percent for fiscal 2018, to 21.0 percent in fiscal 2019 and beyond.

The Company's effective tax rate for the second quarter and first six months of fiscal 2019 was 11.1 percent and 16.1 percent, respectively, compared to 20.0 percent and 10.2 percent for the respective periods last year. The lower effective tax rate in the current quarter resulted from the net tax benefits generated from the CytoSport divestiture and equity based compensation. The Company expects a full-year effective tax rate between 17.5 percent and 19.5 percent for fiscal 2019.

In March 2018, the FASB issued ASU 2018-05, Income Taxes: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (Topic 740), which provides guidance for companies related to the Tax Act. This ASU allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. Based on current interpretation of the Tax Act, the Company made reasonable estimates to record provisional adjustments during fiscal 2018, as described above. The Company continued to evaluate such amounts within the first quarter of fiscal 2019 and determined no adjustments were required within the remaining portion of the measurement period. As of January 27, 2019, the Company has completed the accounting for the tax effects of the Tax Act.

During fiscal 2018, the Company provisionally recorded the transition tax on its foreign earnings. Those foreign earnings have been deemed repatriated for U.S. federal tax purposes. The Company maintains all earnings are permanently reinvested. Accordingly, no additional income taxes have been provided for withholding tax, state tax, or other taxes.

The amount of unrecognized tax benefits, including interest and penalties, is recorded in other long-term liabilities.  If recognized as of April 28, 2019, and April 29, 2018, $27.7 million and $24.6 million, respectively, would impact the Company’s effective tax rate.  The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense. Interest and penalties included in income tax expense was immaterial for the second quarter and first six months of fiscal 2019, compared to $0.2 million and $0.4 million for the respective periods in fiscal 2018. The amount of accrued interest and penalties at April 28, 2019, and April 29, 2018, associated with unrecognized tax benefits was $6.7 million and $6.8 million, respectively.

The Company is regularly audited by federal and state taxing authorities.  The United States Internal Revenue Service (I.R.S.) concluded its examination of fiscal 2017 in the second quarter of fiscal 2019. The Company has elected to participate in the Compliance Assurance Process (CAP) for fiscal years 2018 through 2020.  The objective of CAP is to contemporaneously work with the I.R.S. to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return.  The Company may elect to continue participating in CAP for future tax years. The Company may withdraw from the program at any time.

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

NOTE K - STOCK-BASED COMPENSATION

The Company issues stock options and restricted shares as part of its stock incentive plans for employees and non-employee directors. During the second quarter and six months ended April 28, 2019, stock-based compensation expense was $5.6 million and $13.5 million, respectively, compared to $4.1 million and $11.4 million for the second quarter and six months ended April 29, 2018, respectively.

At April 28, 2019, there was $35.3 million of total unrecognized compensation expense from stock-based compensation arrangements granted under the plans.  This compensation is expected to be recognized over a weighted-average period of approximately 3.0 years.  During the second quarter and six months ended April 28, 2019, cash received from stock option exercises was $28.3 million and $44.3 million, respectively, compared to $6.5 million and $30.0 million, for the second quarter and six months ended April 29, 2018, respectively.

Shares issued for option exercises and restricted shares may be either authorized but unissued shares or shares of treasury stock acquired in the open market or otherwise.

Stock Options: The Company’s policy is to grant options with the exercise price equal to the market price of the common stock on the date of grant.  Options typically vest over four years and expire ten years after the date of the grant.  The Company recognizes stock-based compensation expense ratably over the shorter of the requisite service period or vesting period.  The fair value of stock-based compensation granted to retirement-eligible individuals is expensed at the time of grant.

During the third quarter of fiscal 2018, the Company made a one-time grant of 200 stock options to each active, full-time employee and 100 stock options to each active, part-time employee of the Company on April 30, 2018. The options vest in five years and expire ten years after the grant date.

A reconciliation of the number of options outstanding and exercisable (in thousands) as of April 28, 2019, and changes during the six months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at October 28, 2018	29,536	$23.55
Granted	1,809	44.37
Exercised	3,521	12.58
Forfeited	527	36.27
Outstanding at April 28, 2019	27,297	26.10	5.6	$386,180
Exercisable at April 28, 2019	19,036	$21.00	4.2	$360,893

The weighted-average grant date fair value of stock options granted and the total intrinsic value of options exercised (in thousands) during the second quarter and first six months of fiscal years 2019 and 2018, are as follows:

	Three Months Ended		Six Months Ended
	April 28, 2019	April 29, 2018	April 28, 2019	April 29, 2018
Weighted-average grant date fair value	$8.21	$6.49	$9.24	$6.86
Intrinsic value of exercised options	$75,545	$15,512	$107,786	$71,814

The fair value of each option award is calculated on the date of grant using the Black-Scholes valuation model utilizing the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	April 28, 2019	April 29, 2018	April 28, 2019	April 29, 2018
Risk-free interest rate	2.6%	2.7%	2.8%	2.3%
Dividend yield	2.0%	2.2%	1.9%	2.1%
Stock price volatility	19.0%	19.0%	19.0%	19.0%
Expected option life	8 years	8 years	8 years	8 years

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

Restricted Shares: Restricted shares awarded annually on February 1 are subject to a restricted period which expires the date of the Company’s next annual stockholders meeting. Newly elected directors receive a prorated award of restricted shares of the Company's common stock, which expires on the date of the Company's second succeeding annual stockholders meeting. A reconciliation of the restricted shares (in thousands) as of April 28, 2019, and changes during the six months then ended, is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Restricted at October 28, 2018	52	$34.08
Granted	51	42.23
Vested	52	34.08
Restricted at April 28, 2019	51	$42.23

The weighted-average grant date fair value of restricted shares granted, the total fair value (in thousands) of restricted shares granted, and the fair value (in thousands) of shares that have vested during the first six months of fiscal years 2019 and 2018, are as follows:

	Six Months Ended
	April 28, 2019	April 29, 2018
Weighted-average grant date fair value	$42.23	$34.08
Fair value of restricted shares granted	2,134	1,760
Fair value of shares vested	1,760	2,053

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis as of April 28, 2019, and October 28, 2018, and their level within the fair value hierarchy, are presented in the tables below.

	Fair Value Measurements at April 28, 2019
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Cash and cash equivalents (1)	$639,327	$630,947	$8,380	$—
Short-term marketable securities (2)	6,675	2,332	4,343	—
Other trading securities (3)	155,068	—	155,068	—
Commodity derivatives (4)	10,123	4,860	5,263	—
Total Assets at Fair Value	$811,193	$638,139	$173,054	$—
Liabilities at Fair Value
Deferred compensation (3)	$61,265	$—	$61,265	$—
Total Liabilities at Fair Value	$61,265	$—	$61,265	$—

	Fair Value Measurements at October 28, 2018
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Cash and cash equivalents (1)	$459,136	$459,136	$—	$—
Other trading securities (3)	137,311	—	137,311	—
Commodity derivatives (4)	4,611	4,611	—	—
Total Assets at Fair Value	$601,058	$463,747	$137,311	$—
Liabilities at Fair Value
Deferred compensation (3)	$60,181	$—	$60,181	$—
Total Liabilities at Fair Value	$60,181	$—	$60,181	$—

The following methods and assumptions were used to estimate the fair value of the financial assets and liabilities above:

(1)
The Company’s cash equivalents considered Level 1 consist primarily of bank deposits, money market funds rated AAA, or other highly liquid investment accounts, and have a maturity date of three months or less. Cash equivalents considered Level 2 are funds holding agency bonds or securities booked at amortized cost.

(2)
The Company holds securities as part of a portfolio maintained to generate investment income and to provide cash for operations of the Company, if necessary. The portfolio is managed by a third party who is responsible for daily trading activities, and all assets within the portfolio are highly liquid. The cash, U.S. government securities, and money market funds rated AAA held by the portfolio are classified as Level 1. The current investment portfolio also includes corporate bonds and other asset backed securities for which there is an active, quoted market. Market prices are obtained from a variety of industry providers, large financial institutions, and other third-party sources to calculate a representative daily market value, and therefore, these securities are classified as Level 2.

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

(4)
The Company’s commodity derivatives represent futures contracts and options used in its hedging or other programs to offset price fluctuations associated with purchases of corn, soybean meal, and hogs, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The Company’s futures contracts for corn and soybean meal are traded on the Chicago Board of Trade, while futures contracts for lean hogs are traded on the Chicago Mercantile Exchange.  These are active markets with quoted prices available, and these contracts are classified as Level 1. Over-the-counter (OTC) derivative instruments are valued using discounted cashflow models, observable market inputs, and other mathematical pricing models. The Company’s lean hog option contracts are OTC instruments whose value is calculated using the Black-Scholes pricing model, lean hog future prices quoted from the Chicago Mercantile Exchange, and other adjustments to inputs that are observable in active markets. As the value of these instruments is driven by observable prices in active markets they are classified as Level 2. All derivatives are reviewed for potential credit risk and risk of nonperformance.  The Company nets the derivative assets and liabilities for each of its hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract.  The net balance for each program is included in other current assets or accounts payable, as appropriate, in the Consolidated Statements of Financial Position.  As of April 28, 2019, the Company has recognized the right to reclaim net cash collateral of $6.9 million from various counterparties (including $7.9 million of realized gains on closed positions offset by cash owed of $1.0 million).  As of October 28, 2018, the Company had recognized the right to reclaim net cash collateral of $4.6 million from various counterparties (including cash of $4.7 million less $0.1 million of realized losses).

The Company’s financial assets and liabilities include accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value.  The Company does not carry its long-term debt at fair value in its Consolidated Statements of Financial Position.  Based on borrowing rates available to the Company for long-term financing with similar terms and average maturities, the fair value of long-term debt, utilizing discounted cash flows (Level 2), was $257.1 million as of April 28, 2019, and $631.3 million as of October 28, 2018.

In accordance with the provisions of ASC 820, the Company measures certain nonfinancial assets and liabilities at fair value, which are recognized or disclosed on a nonrecurring basis (e.g. goodwill, intangible assets, and property, plant and equipment).   During the six months ended April 28, 2019, and April 29, 2018, there were no material remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

NOTE M - EARNINGS PER SHARE DATA

The reported net earnings attributable to the Company were used when computing basic and diluted earnings per share.  The following table sets forth the shares used as the denominator for those computations:

	Three Months Ended		Six Months Ended
(in thousands)	April 28, 2019	April 29, 2018	April 28, 2019	April 29, 2018
Basic weighted-average shares outstanding	535,480	529,799	534,988	529,626
Dilutive potential common shares	10,850	13,012	11,736	13,520
Diluted weighted-average shares outstanding	546,330	542,811	546,724	543,146

For the second quarter and six months ended April 28, 2019, a total of 2.1 million and 1.6 million weighted-average stock options, respectively, were not included in the computation of dilutive potential common shares since their inclusion would have had an antidilutive effect on earnings per share, compared to 6.8 million and 6.1 million, respectively, for the second quarter and six months ended April 29, 2018.

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

	Three Months Ended		Six Months Ended
(in thousands)	April 28, 2019	April 29, 2018	April 28, 2019	April 29, 2018
Sales to Unaffiliated Customers
Grocery Products	$635,319	$621,492	$1,242,144	$1,225,069
Refrigerated Foods	1,257,884	1,245,066	2,536,631	2,499,703
Jennie-O Turkey Store	305,256	303,875	626,490	626,635
International & Other	146,285	160,135	299,834	310,454
Total	$2,344,744	$2,330,568	$4,705,099	$4,661,861

Intersegment Sales
Grocery Products	$—	$10	$22	$14
Refrigerated Foods	3,273	1,386	5,451	3,550
Jennie-O Turkey Store	30,050	25,539	58,861	50,228
International & Other	—	—	—	—
Total	33,323	26,935	64,334	53,792
Intersegment elimination	(33,323)	(26,935)	(64,334)	(53,792)
Total	$—	$—	$—	$—

Net Sales
Grocery Products	$635,319	$621,502	$1,242,166	$1,225,083
Refrigerated Foods	1,261,157	1,246,452	2,542,082	2,503,253
Jennie-O Turkey Store	335,306	329,414	685,351	676,863
International & Other	146,285	160,135	299,834	310,454
Intersegment elimination	(33,323)	(26,935)	(64,334)	(53,792)
Total	$2,344,744	$2,330,568	$4,705,099	$4,661,861

Segment Profit
Grocery Products	$104,499	$93,206	$199,796	$190,751
Refrigerated Foods	158,088	166,920	320,681	324,451
Jennie-O Turkey Store	17,749	32,073	55,653	69,797
International & Other	14,325	20,850	39,303	45,505
Total segment profit	294,661	313,049	615,433	630,504
Net unallocated expense	(23,178)	16,304	(9,287)	28,698
Noncontrolling interest	207	138	301	242
Earnings Before Income Taxes	$318,046	$296,883	$625,021	$602,048

Revenue has been disaggregated into the categories below to show how sales channels affect the nature, amount, timing, and uncertainty of revenue and cash flows for the second quarter and first six months of fiscal 2019 and 2018.

	Three Months Ended		Six Months Ended
(in thousands)	April 28, 2019	April 29, 2018	April 28, 2019	April 29, 2018
U.S. Retail	$1,255,507	$1,257,474	$2,508,822	$2,557,146
U.S. Foodservice	716,407	674,244	1,406,312	1,331,347
U.S. Deli	212,715	220,478	463,991	431,475
International	160,115	178,372	325,974	341,893
Total	$2,344,744	$2,330,568	$4,705,099	$4,661,861

The Company’s products primarily consist of meat and other food products. Perishable includes fresh meats, frozen items, refrigerated meal solutions, sausages, hams, guacamole, and bacon (excluding JOTS products). Shelf-stable includes canned luncheon meats, peanut butter, chilies, shelf-stable microwaveable meals, hash, stews, meat spreads, flour and corn tortillas, salsas, tortilla chips, and other items that do not require refrigeration. The Poultry category is composed primarily of JOTS products. The Miscellaneous category primarily consists of nutritional food products and supplements, dessert and drink mixes, and industrial gelatin products. The amount of total revenues contributed by classes of similar products for the second quarter and first six months of fiscal 2019 and 2018 are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	April 28, 2019	April 29, 2018	April 28, 2019	April 29, 2018
Perishable	$1,317,455	$1,304,008	$2,658,607	$2,622,881
Shelf-stable	444,831	444,748	881,728	869,341
Poultry	427,663	427,669	869,055	871,111
Miscellaneous	154,795	154,143	295,709	298,528
Total	$2,344,744	$2,330,568	$4,705,099	$4,661,861

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

The Company reported net earnings per diluted share of $0.52 for the second quarter of fiscal 2019, compared to $0.44 per diluted share in the second quarter of fiscal 2018. Significant factors impacting the quarter were:

•
The Company delivered earnings growth. Net earnings benefited from one-time gains associated with the divestiture of CytoSport, Inc. (CytoSport), lower SG&A, and a strong quarter from Grocery Products.

•	Three of the Company's four segments delivered volume and net sales growth.

•
Refrigerated Foods segment profit declined as growth in value-added profits did not fully offset a steep decline in commodity profits. Higher operational expenses related to capacity expansion projects also impacted profitability.

•	Grocery Products profit increased primarily due to higher volume and margin across many product categories.

•	JOTS segment profit was negatively impacted by higher-than-expected plant startup costs, higher feed costs, and lower retail sales.

•	International & Other profit decreased primarily due to the continued impact of tariffs on fresh pork exports along with higher freight costs.

•
The Company completed the sale of CytoSport to PepsiCo, Inc., on April 15, 2019. The Company received $473.9 million in cash, subject to working capital adjustments, and used the proceeds to pay off the remaining debt from the Columbus Manufacturing, Inc. (Columbus) acquisition.

Consolidated Results

Volume, Net Sales, Earnings, and Diluted Earnings per Share

	Three Months Ended				Six Months Ended
(in thousands, except per share amounts)	April 28, 2019		April 29, 2018	% Change	April 28, 2019		April 29, 2018	% Change
Volume (lbs.)	1,180,007		1,171,401	0.7	2,376,900		2,361,993	0.6
Net sales	$2,344,744		$2,330,568	0.6	$4,705,099		$4,661,861	0.9
Net earnings	282,429		237,384	19.0	$523,854		$540,491	(3.1)
Diluted earnings per share	0.52		0.44	18.2	0.96		1.00	(4.0)
Adjusted net earnings	248,988	(1)	237,384	4.9	490,413	(1)	540,491	(9.3)
Adjusted diluted earnings per share	0.46	(1)	0.44	4.5	0.90	(1)	1.00	(10.0)

(1)The non-GAAP adjusted financial measurements are presented to provide investors additional information to facilitate the comparison of past and present operations.  The company believes these non-GAAP financial measurements provide useful information to investors because they are measurements used to evaluate performance on a comparable year-over-year basis.  These non-GAAP measurements are not intended to be a substitute for U.S. GAAP measurements in analyzing financial performance.  These non-GAAP measurements are not in accordance with generally accepted accounting principles and may be different from non-GAAP measures used by other companies.

Adjusted net earnings and diluted earnings per share exclude the one-time gain associated with the divestiture of the CytoSport business, which was recognized in Net Unallocated Expense and Provision for Income Taxes.  The tax benefit was driven by the sale of shares of the CytoSport legal entity. The table below shows the calculations to reconcile from the non-GAAP adjusted measures to the GAAP measure in both the second quarter and first six months of fiscal 2019.

	Second Quarter
	2019 Non-GAAP Adjusted Earnings	Gain on CytoSport Sale	2019 GAAP Earnings
Grocery Products	$104,499	$—	$104,499
Refrigerated Foods	158,088	—	158,088
Jennie-O Turkey Store	17,749	—	17,749
International & Other	14,325	—	14,325
Total segment profit	$294,661	$—	$294,661
Net Unallocated Expense	(6,709)	(16,469)	(23,178)
Noncontrolling interest	207	—	207
Earnings Before Income Taxes	$301,577	$16,469	$318,046
Provision for income taxes	52,382	(16,972)	35,410
Net Earnings	$249,195	$33,441	$282,636
Less: Net earnings attributable to noncontrolling interest	207	—	207
Net Earnings attributable to Hormel Foods Corporation	$248,988	$33,441	$282,429

Diluted Earnings Per Share	$0.46	$0.06	$0.52

	First Six Months
	2019 Non-GAAP Adjusted Earnings	Gain on CytoSport Sale	2019 GAAP Earnings
Grocery Products	$199,796	$—	$199,796
Refrigerated Foods	320,681	—	320,681
Jennie-O Turkey Store	55,653	—	55,653
International & Other	39,303	—	39,303
Total segment profit	$615,433	$—	$615,433
Net Unallocated Expense	7,182	(16,469)	(9,287)
Noncontrolling interest	301	—	301
Earnings Before Income Taxes	$608,552	$16,469	$625,021
Provision for income taxes	117,838	(16,972)	100,866
Net Earnings	$490,714	$33,441	$524,155
Less: Net earnings attributable to noncontrolling interest	301	—	301
Net Earnings attributable to Hormel Foods Corporation	$490,413	$33,441	$523,854

Diluted Earnings Per Share	$0.90	$0.06	$0.96

The increase in net sales for the second quarter of fiscal 2019 was primarily related to increased whole bird sales at JOTS, Herdez® salsas and sauces, Hormel® Natural Choice® products, Hormel® Bacon 1TM cooked bacon, and Wholly® guacamole dips. Partially offsetting these gains were declines in fresh pork retail and export sales and lean ground turkey sales at JOTS.

For the first six months of 2019, the increase in net sales was primarily related to growth from value-added products such as Columbus® branded items, Herdez® salsas and sauces, Hormel® pepperoni, Hormel® Natural Choice® products, and Wholly® guacamole dips more than offsetting declines in fresh pork retail and export sales and lean ground turkey sales at JOTS.

Cost of Products Sold

	Three Months Ended			Six Months Ended
(in thousands)	April 28, 2019	April 29, 2018	% Change	April 28, 2019	April 29, 2018	% Change
Cost of products sold	$1,875,595	$1,837,765	2.1	$3,747,616	$3,670,762	2.1

Cost of products sold for the second quarter and first six months of fiscal 2019 were higher as a result of increased input costs, operational expenses, and per-unit freight expenses.

Gross Profit

	Three Months Ended			Six Months Ended
(in thousands)	April 28, 2019	April 29, 2018	% Change	April 28, 2019	April 29, 2018	% Change
Gross profit	$469,149	$492,803	(4.8)	$957,483	$991,099	(3.4)
Percentage of net sales	20.0%	21.1%		20.3%	21.3%

Gross profit as a percentage of net sales declined for the second quarter. Margins in Grocery Products increased in the second quarter of fiscal 2019 due to higher margins across many categories, while Refrigerated Foods, JOTS, and International & Other declined compared to the prior year. Margins in Refrigerated Foods were negatively impacted by lower commodity profits and higher operational expenses. JOTS declined on higher-than-expected plant startup expenses, higher feed costs, and lower retail sales. International & Other was negatively impacted by lower fresh pork exports and higher freight costs.

For the first six months of 2019, gross profit as a percentage of net sales declined due to lower pork commodity profits, higher freight expenses, higher operational expenses, and lower fresh pork exports.

Looking to the second half of fiscal 2019, the Company expects the Refrigerated Foods, Grocery Products, and International & Other segments to experience periods of margin compression due to rising and volatile pork markets as a result of the impact of

African swine fever in China. Additionally, pork export margins could remain challenged due to tariffs and global trade uncertainty. Lost lean ground turkey distribution is expected to negatively impact JOTS.

Selling, General and Administrative (SG&A)

	Three Months Ended			Six Months Ended
(in thousands)	April 28, 2019	April 29, 2018	% Change	April 28, 2019	April 29, 2018	% Change
SG&A	$170,076	$204,549	(16.9)	$363,620	$424,421	(14.3)
Percentage of net sales	7.3%	8.8%		7.7%	9.1%

For the second quarter of fiscal 2019, SG&A expenses decreased primarily due to a one-time gain resulting from the CytoSport divestiture and lower selling expenses. For the first six months of fiscal 2019, SG&A expenses declined due to the gain from the CytoSport divestiture, a legal settlement, and lapping Columbus acquisition costs from the prior year. Selling expenses have also been favorable.

Advertising investments declined moderately from the prior year in the second quarter and first six months of fiscal 2019 and are expected to be modestly lower compared to the prior year due to the CytoSport divestiture.

Equity in Earnings of Affiliates

	Three Months Ended			Six Months Ended
(in thousands)	April 28, 2019	April 29, 2018	% Change	April 28, 2019	April 29, 2018	% Change
Equity in earnings of affiliates	$13,291	$13,486	(1.4)	$24,749	$37,017	(33.1)

Results for the second quarter of fiscal 2019 were in-line with last year. For the first six months of fiscal 2019, equity in earnings of affiliates was negatively impacted by the effect of a non-operating tax benefit in the Company's MegaMex joint venture in fiscal 2018 and lower international joint venture earnings.

Effective Tax Rate

	Three Months Ended		Six Months Ended
	April 28, 2019	April 29, 2018	April 28, 2019	April 29, 2018
Effective tax rate	11.1%	20.0%	16.1%	10.2%

The Company's effective tax rates for the second quarter and first six months of fiscal 2019 of 11.1 percent and 16.1 percent, respectively, versus 20.0 percent and 10.2 percent for the respective periods last year. The lower effective tax rate in the current quarter resulted from the net tax benefits generated by the CytoSport divestiture and equity based compensation. The Company expects a full-year effective tax rate between 17.5 and 19.5 percent for fiscal 2019. For further information refer to Note J - Income Taxes.

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

	Three Months Ended			Six Months Ended
(in thousands)	April 28, 2019	April 29, 2018	% Change	April 28, 2019	April 29, 2018	% Change
Net Sales
Grocery Products	$635,319	$621,492	2.2	$1,242,144	$1,225,069	1.4
Refrigerated Foods	1,257,884	1,245,066	1.0	2,536,631	2,499,703	1.5
Jennie-O Turkey Store	305,256	303,875	0.5	626,490	626,635	—
International & Other	146,285	160,135	(8.6)	299,834	310,454	(3.4)
Total	$2,344,744	$2,330,568	0.6	$4,705,099	$4,661,861	0.9

Segment Profit
Grocery Products	$104,499	$93,206	12.1	$199,796	$190,751	4.7
Refrigerated Foods	158,088	166,920	(5.3)	320,681	324,451	(1.2)
Jennie-O Turkey Store	17,749	32,073	(44.7)	55,653	69,797	(20.3)
International & Other	14,325	20,850	(31.3)	39,303	45,505	(13.6)
Total segment profit	294,661	313,049	(5.9)	615,433	630,504	(2.4)
Net unallocated expense	(23,178)	16,304	(242.2)	(9,287)	28,698	(132.4)
Noncontrolling interest	207	138	50.0	301	242	24.4
Earnings before income taxes	$318,046	$296,883	7.1	$625,021	$602,048	3.8
* FY18 segment results have been adjusted to reflect the changes in the Grocery Products, Refrigerated Foods and Jennie-O Turkey Store segments.

Grocery Products

Results for the Grocery Products segment compared to the prior year are as follows:

	Three Months Ended			Six Months Ended
(in thousands)	April 28, 2019	April 29, 2018	% Change	April 28, 2019	April 29, 2018	% Change
Volume (lbs.)	340,602	329,424	3.4	679,345	658,731	3.1
Net sales	$635,319	$621,492	2.2	$1,242,144	$1,225,069	1.4
Segment profit	104,499	93,206	12.1	199,796	190,751	4.7

Net sales for the second quarter of fiscal 2019 increased on growth from Herdez® salsas and sauces, Wholly® guacamole dips, and Skippy® peanut butter, partially offset by lower sales of CytoSport products. For the first six months of fiscal 2019, net sales growth from the Company's MegaMex joint venture and other key brands more than offset declines at CytoSport.

For the second quarter, segment profit increased primarily due to higher volume and margin across many categories and lower expenses for CytoSport. Segment profit increased for the first six months of fiscal 2019 as higher volumes and margins and a legal settlement more than offset the effect of a non-operating tax benefit in the Company's MegaMex joint venture in fiscal 2018.

The Company anticipates volume, sales, and profit declines in the second half due to the divestiture of CytoSport, the potential for higher input costs due to African swine fever, and a price decline on Skippy® peanut butter products driven by competitive pressures.

Refrigerated Foods

Results for the Refrigerated Foods segment compared to the prior year are as follows:

	Three Months Ended			Six Months Ended
(in thousands)	April 28, 2019	April 29, 2018	% Change	April 28, 2019	April 29, 2018	% Change
Volume (lbs.)	578,795	577,394	0.2	1,168,151	1,170,170	(0.2)
Net sales	$1,257,884	$1,245,066	1.0	$2,536,631	$2,499,703	1.5
Segment profit	158,088	166,920	(5.3)	320,681	324,451	(1.2)

Second quarter net sales increases were led by foodservice products such as Hormel® Bacon 1TM cooked bacon, Hormel® Fire BraisedTM products, and Austin Blues® authentic barbeque products. Retail products such as Hormel® Black Label® bacon, Hormel® Natural Choice® products, Hormel® pepperoni, and Hormel® prepared foods products for the deli also showed excellent growth. Branded value-added sales growth was offset by a double-digit decline in commodity sales as the Company converts commodity pork to value-added products. For the first six months of 2019, growth from many value-added products more than offset declines in commodity sales.

Refrigerated Foods profit for the quarter declined as growth in value-added profits did not fully offset a steep decline in commodity profits and higher operational expenses related to capacity expansion projects. Segment profit for the first six months declined due to reduced commodity profits, increased freight expenses, and higher operational expenses.

Looking ahead to the second half, Refrigerated Foods is expected to grow sales and earnings due to strength in the value-added portfolio. Higher input costs due to the impact of African swine fever present a risk. This could lead to short-term margin compression as branded value-added pricing actions lag input cost increases.

Jennie-O Turkey Store

Results for the JOTS segment compared to the prior year are as follows:

	Three Months Ended			Six Months Ended
(in thousands)	April 28, 2019	April 29, 2018	% Change	April 28, 2019	April 29, 2018	% Change
Volume (lbs.)	175,611	172,705	1.7	357,770	355,765	0.6
Net sales	$305,256	$303,875	0.5	$626,490	$626,635	—
Segment profit	17,749	32,073	(44.7)	55,653	69,797	(20.3)

For the second quarter, sales were flat as improved results in whole bird and foodservice sales were offset by declines in retail sales due to the lingering impact of two voluntary product recalls. Net sales for the first six months of fiscal 2019 were flat, as improved foodservice, commodity, and whole bird sales offset a decline in retail sales.

Segment profit for the second quarter and first six months of fiscal 2019 was lower, impacted by higher-than-expected plant startup expenses, higher feed costs, and lower retail sales.

JOTS anticipates an earnings decline in the second half compared to last year driven by lower retail sales of lean ground turkey.

International & Other

Results for the International & Other segment compared to the prior year are as follows:

	Three Months Ended			Six Months Ended
(in thousands)	April 28, 2019	April 29, 2018	% Change	April 28, 2019	April 29, 2018	% Change
Volume (lbs.)	84,999	91,878	(7.5)	171,634	177,327	(3.2)
Net sales	$146,285	$160,135	(8.6)	$299,834	$310,454	(3.4)
Segment profit	14,325	20,850	(31.3)	39,303	45,505	(13.6)

Volume, net sales, and segment profit decreases in the second quarter and first six months of fiscal 2019 were primarily due to the continued impact of tariffs on fresh pork exports and higher freight expenses. This weakness more than offset strong results from the China business, which increased sales of branded value-added products such as SPAM® luncheon meat and Skippy® peanut butter.

The Company anticipates volume and sales growth while earnings are expected to decline due to lower margins on fresh pork exports. Pork exports remain a risk due to global trade uncertainty.

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

	Three Months Ended		Six Months Ended
(in thousands)	April 28, 2019	April 29, 2018	April 28, 2019	April 29, 2018
Net unallocated expense	(23,178)	16,304	(9,287)	28,698
Noncontrolling interest earnings	207	138	301	242

For the second quarter of fiscal 2019, net unallocated expense decreased primarily due to a one-time gain resulting from the CytoSport divestiture, lower selling expenses, higher interest and investment income.

Net unallocated expense for the first six months of fiscal 2019 decreased due to a one-time gain resulting from the CytoSport divestiture, the benefit from a legal settlement and lower selling expenses.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $639.3 million at the end of the second quarter of fiscal 2019 compared to $261.6 million at the end of the comparable fiscal 2018 period.

Cash provided by operating activities was $365.6 million in the first six months of fiscal 2019 compared to $443.3 million in the same period of fiscal 2018.  The decrease is due to higher levels of working capital primarily from inventory in the first six months of fiscal 2019 compared to the prior year.

Cash provided by investing activities was $424.8 million in the first six months of fiscal 2019 compared to cash used in investing activities of $986.5 million in the same period of fiscal 2018.  In the second quarter of fiscal 2019, the Company received proceeds of $473.9 million for the sale of CytoSport. In fiscal 2018, the Company spent $857.6 million on the acquisition of Columbus.  Capital expenditures in the first six months of fiscal 2019 decreased to $87.6 million from $141.2 million in the comparable period of fiscal 2018.  The Company currently estimates its fiscal 2019 capital expenditures to be approximately $310.0 million.  Key projects for the full year include capacity increases in the Company's Nevada, Iowa, pizza toppings facility, an expansion at the Fontanini facility in McCook, Ill, and multiple other projects designed to increase value-added capacity.

Cash used in financing activities was $610.5 million in the first six months of fiscal 2019 compared to cash provided by financing activities of $355.9 million in the same period of fiscal 2018. In the first six months of fiscal 2019, the Company repaid $374.8 million of debt related to the purchase of Columbus in the prior year. The higher cash provided in fiscal 2018 is related to the purchase of Columbus as the Company borrowed $375.0 million under a term loan facility and $375.0 million under a revolving credit facility to fund the purchase, with $190.0 million paid down during the first six months. The Company repurchased $67.6 million of its common stock in the first six months of fiscal 2019 compared to $44.7 million repurchased during the same period of the prior year.  For additional information pertaining to the Company’s share repurchase plans or programs, see Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

Cash dividends paid to the Company’s shareholders continue to be an ongoing financing activity for the Company.  Dividends paid in the first six months of fiscal 2019 were $212.3 million compared to $189.1 million in the comparable period of fiscal 2018.  For fiscal 2019, the annual dividend rate was increased to $0.84 per share, representing the 53rd consecutive annual dividend increase.  The Company has paid dividends for 363 consecutive quarters and expects to continue doing so.

The Company is required by certain covenants in its debt agreements to maintain specified levels of financial ratios and financial position.  At the end of the second quarter of fiscal 2019, the Company was in compliance with all of these debt covenants.

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

Contractual Obligations and Commercial Commitments

The Company records income taxes in accordance with the provisions of ASC 740, Income Taxes. The Company is unable to determine its contractual obligations by year related to this pronouncement, as the ultimate amount or timing of settlement of its reserves for income taxes cannot be reasonably estimated. The total liability for unrecognized tax benefits, including interest and penalties, at April 28, 2019, was $27.7 million.

There have been no other material changes to the information regarding the Company’s future contractual financial obligations previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2018.

Off-Balance Sheet Arrangements

As of April 28, 2019, and October 28, 2018, the Company had $45.6 million and $45.5 million, respectively, of standby letters of credit issued on its behalf.  The standby letters of credit are primarily related to the Company’s self-insured workers compensation programs.  However, that amount includes $2.4 million as of April 28, 2019, and $2.4 million as of October 28, 2018, of revocable standby letters of credit for obligations of an affiliated party that may arise under workers compensation claims.  Letters of credit are not reflected in the Company’s Consolidated Statements of Financial Position.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Hog Markets:  The Company’s earnings are affected by fluctuations in the live hog market.  To minimize the impact on earnings, and to ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 10 years.  Hogs purchased under contract accounted for 96 percent of the total hogs purchased by the Company during the first six months of fiscal years 2019 and 2018.  The majority of these contracts use market-based formulas based on hog futures, hog primal values, or industry reported hog markets.  Other contracts use a formula based on the cost of production, which can fluctuate independently from hog markets.  The Company’s value-added branded portfolio helps mitigate changes in hog and pork market prices.  Therefore, a hypothetical 10 percent change in the cash hog market would have had an immaterial effect on the Company’s results of operations.

To reduce the Company's exposure to changes in lean hog markets, the Company utilizes a hedge program to offset the fluctuations in the Company's future direct hog purchases. The program utilizes lean hog futures which are accounted for under cash flow hedge accounting. The fair value of the Company's open futures contracts in this program as of April 28, 2019 was $2.8 million, before tax, compared to $0.7 million, before tax as of October 28, 2018. The Company measures its market risk exposure on its lean hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for lean hogs. A 10 percent decrease in the market price for lean hogs would have negatively impacted the fair value of the Company's April 28, 2019, open lean hog contracts by $1.7 million, which in turn would lower the Company's future cost on purchased hogs by a similar amount.

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

To reduce the Company’s exposure to changes in grain prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future direct grain purchases.  This program utilizes corn futures for JOTS, and these contracts are accounted for under cash flow hedge accounting.  The fair value of the Company’s open futures contracts as of April 28, 2019, was $(2.8) million, before tax, compared to $(1.3) million, before tax, as of October 28, 2018.  The Company measures its market risk exposure on its grain futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain.  A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s April 28, 2019, open grain contracts by $5.9 million, which in turn would lower the Company’s future cost on purchased grain by a similar amount.

Other Input Costs: The costs of raw materials, packaging materials, freight, fuel, and energy may cause the Company's results to fluctuate significantly. To manage input cost volatility, the Company pursues cost saving measures, forward pricing, derivatives, and pricing actions when necessary.

Long-Term Debt:  A principal market risk affecting the Company is the exposure to changes in interest rates on the Company’s fixed-rate, long-term debt.  Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $1.3 million.  The fair value of the Company’s long-term debt was estimated using discounted future cash flows based on the Company’s incremental borrowing rate for similar types of borrowing arrangements.

Investments:  The Company has corporate-owned life insurance policies classified as trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans.  As of April 28, 2019, the balance of these securities totaled $155.1 million compared to $137.3 million as of October 28, 2018.  A majority of these securities represent fixed income funds.  The Company is subject to market risk due to fluctuations in the value of the remaining investments, as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis.  A 10 percent decline in the value of the investments not held in fixed income funds would have a negative impact to the Company’s pretax earnings of approximately $6.8 million, while a 10 percent increase in value would have a positive impact of the same amount.

International Assets:  The fair values of certain Company assets are subject to fluctuations in foreign currencies. The Company's net asset position in foreign currencies as of April 28, 2019 was $529.3 million, compared to $687.7 million as of October 28, 2018, with most of the exposure existing in Chinese yuan and Brazilian real. Changes in currency exchange rates impact the fair values of the Company assets either currently through the Consolidated Statements of Operations as currency gains/losses or through the Consolidated Statements of Financial Position within other comprehensive loss.

The Company measures its foreign currency exchange risk by using a 10 percent sensitivity analysis on the Company's primary foreign net asset position, the Chinese yuan and Brazilian real, as of April 28, 2019. A 10 percent strengthening in the value of the yuan relative to the U.S. dollar would result in other comprehensive income of approximately $33.4 million pretax. A 10 percent weakening in the value of the yuan relative to the U.S. dollar would result in other comprehensive loss of approximately $27.3 million pretax. A 10 percent strengthening in the value of the real relative to the U.S. dollar would result in other comprehensive income of approximately $13.4 million pretax. A 10 percent weakening in the value of the real relative to the U.S. dollar would result in other comprehensive loss of approximately $11.0 million pretax.

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
During the second quarter of fiscal 2019, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Most recently, the outbreak of ASF in China has started to impact total global supply. If an outbreak of ASF were to occur in the United States, the Company's supply of hogs and pork could be materially impacted.

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

The Company faces competition from producers of alternative protein sources, including pork, beef, turkey, chicken, fish, nut butters, whey, and plant-based proteins. The bases on which the Company competes include:

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

The Company has made several acquisitions and divestitures in recent years that align with the Company’s strategic initiative of delivering long-term value to shareholders, most recently the acquisition of Columbus and the divestiture of CytoSport. The Company regularly reviews strategic opportunities to grow through acquisitions and to divest non-strategic assets. Potential risks associated with these transactions include the the inability to consummate a transaction on favorable terms, the diversion of management's attention from other business concerns, the potential loss of key employees and customers of current or acquired companies, the inability to integrate or divest operations successfully, the possible assumption of unknown liabilities, potential disputes with buyers or sellers, potential impairment charges if purchase assumptions are not achieved or market conditions decline, and the inherent risks in entering markets or lines of business in which the Company has limited or no prior experience. Any or all of these risks could impact the Company’s financial results and business reputation. In addition, acquisitions outside the United States may present unique challenges and increase the Company's exposure to the risks associated with foreign operations.

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

As of April 28, 2019, the Company had approximately 18,500 employees worldwide, of which approximately 3,210 were represented by labor unions, principally the United Food and Commercial Workers Union. A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities or contracted hog processing facilities resulting in work slowdowns or stoppages could harm the Company’s financial results. Union contracts at the Company's facilities in Algona, Iowa; Atlanta, Georgia; Austin, Minnesota; and Beloit, Wisconsin will expire during fiscal 2019, covering approximately 2,300 employees. Negotiations have not yet been initiated.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the Second Quarter of Fiscal 2019

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
January 28, 2019 – March 3, 2019	113,408	$41.75	113,408	7,889,121
March 4, 2019 – March 31, 2019	—	—	—	7,889,121
April 1, 2019 – April 28, 2019	449,400	40.23	449,400	7,439,721
Total	562,808	$40.53	562,808

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

HORMEL FOODS CORPORATION
(Registrant)

Date: June 4, 2019	By	/s/ JAMES N. SHEEHAN
JAMES N. SHEEHAN
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: June 4, 2019	By	/s/ JANA L. HAYNES
JANA L. HAYNES
Vice President and Controller
(Principal Accounting Officer)