Form 10-Q
period 2019-07-28
HORMEL FOODS CORP /DE/
filed 2019-09-03
CIK 48465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 28, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________________________ to ________________________________________
Commission File Number: 1-2402
HORMEL FOODS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	41-0319970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 Hormel Place
Austin, MN  55912
(Address of Principal Executive Office, including zip code)

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 1, 2019
Common Stock	$.01465	par value	533,969,951
Common Stock Non-Voting	$.01	par value	0

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION - July 28, 2019 and October 28, 2018
CONSOLIDATED STATEMENTS OF OPERATIONS - Three and Nine Months Ended July 28, 2019 and July 29, 2018
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - Three and Nine Months Ended July 28, 2019 and July 29, 2018
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT - Three and Nine Months Ended July 29, 2018 and Three and Nine Months Ended July 28, 2019
CONSOLIDATED STATEMENTS OF CASH FLOWS - Nine Months Ended July 28, 2019 and July 29, 2018
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

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands, except share and per share amounts)

	July 28, 2019	October 28, 2018
	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$560,199	$459,136
Short-term Marketable Securities	14,064	—
Accounts Receivable	528,583	600,438
Inventories	1,108,514	963,527
Income Taxes Receivable	667	3,995
Prepaid Expenses	22,606	16,342
Other Current Assets	11,335	6,662
Total Current Assets	2,245,968	2,050,100

Goodwill	2,487,289	2,714,116

Other Intangibles	1,038,127	1,207,219

Pension Assets	210,012	195,153

Investments in and Receivables from Affiliates	279,265	273,153

Other Assets	177,529	189,951

Property, Plant and Equipment
Land	49,801	50,332
Buildings	1,035,755	956,260
Equipment	1,887,368	1,863,020
Construction in Progress	242,369	332,205
Less: Allowance for Depreciation	(1,698,907)	(1,689,217)
Net Property, Plant and Equipment	1,516,386	1,512,600

Total Assets	$7,954,576	$8,142,292

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands, except share and per share amounts)

	July 28, 2019	October 28, 2018
	(Unaudited)
Liabilities and Shareholders' Investment
Current Liabilities
Accounts Payable	$513,372	$618,830
Accrued Expenses	56,378	48,298
Accrued Workers Compensation	25,515	24,594
Accrued Marketing Expenses	134,652	118,887
Employee Related Expenses	193,049	224,736
Taxes Payable	34,377	2,490
Interest and Dividends Payable	115,744	101,079
Total Current Liabilities	1,073,087	1,138,914

Long-term Debt–Less Current Maturities	250,000	624,840

Pension and Post-retirement Benefits	492,860	477,557

Other Long-term Liabilities	102,140	99,070

Deferred Income Taxes	145,154	197,093

Shareholders' Investment
Preferred Stock, Par Value $.01 a Share–
Authorized 160,000,000 Shares; Issued–None
Common Stock, Non-voting, Par Value $.01 a Share–
Authorized 400,000,000 Shares; Issued–None
Common Stock, Par Value $.01465 a Share–	7,818	7,825
Authorized 1,600,000,000 Shares;
Issued 533,679,626 Shares July 28, 2019
Issued 534,135,484 Shares October 28, 2018
Additional Paid-in Capital	170,143	106,528
Accumulated Other Comprehensive Loss	(275,195)	(243,498)
Retained Earnings	5,984,305	5,729,956
Hormel Foods Corporation Shareholders' Investment	5,887,071	5,600,811
Noncontrolling Interest	4,264	4,007
Total Shareholders' Investment	5,891,335	5,604,818

Total Liabilities and Shareholders' Investment	$7,954,576	$8,142,292

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 28, 2019	July 29, 2018 *	July 28, 2019	July 29, 2018*
Net Sales	$2,290,705	$2,359,142	$6,995,804	$7,021,003
Cost of Products Sold	1,857,263	1,904,096	5,604,879	5,574,858
Gross Profit	433,442	455,046	1,390,925	1,446,145

Selling, General and Administrative	180,169	211,497	543,789	635,918
Equity in Earnings of Affiliates	3,384	13,141	28,133	50,158

Operating Income	256,657	256,690	875,269	860,385

Other Income and Expense:
Interest and Investment Income	7,556	9,477	25,727	19,560
Interest Expense	(3,213)	(8,435)	(14,975)	(20,165)

Earnings Before Income Taxes	261,000	257,732	886,021	859,780

Provision for Income Taxes	61,573	47,379	162,439	108,694

Net Earnings	199,427	210,353	723,582	751,086
Less: Net Earnings (Loss) Attributable to Noncontrolling Interest	(22)	110	279	352
Net Earnings Attributable to Hormel Foods Corporation	$199,449	$210,243	$723,303	$750,734

Net Earnings Per Share
Basic	$0.37	$0.40	$1.35	$1.42
Diluted	$0.37	$0.39	$1.33	$1.38

Weighted-average Shares Outstanding
Basic	534,188	530,606	534,721	529,953
Diluted	543,678	543,762	545,709	543,352
 *Adjusted due to the adoption of Accounting Standards Update (ASU) 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715). See Note A - General.

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 28, 2019	July 29, 2018	July 28, 2019	July 29, 2018
Net Earnings	$199,427	$210,353	$723,582	$751,086
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(1,051)	(17,209)	6,696	(8,201)
Pension and Other Benefits	1,768	2,393	6,977	7,366
Deferred Hedging	2,061	(9,010)	8,407	(10,273)
Total Other Comprehensive Income (Loss)	2,778	(23,826)	22,080	(11,108)
Comprehensive Income	202,205	186,527	745,662	739,978
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	(184)	(261)	257	377
Comprehensive Income Attributable to Hormel Foods Corporation	$202,389	$186,788	$745,405	$739,601

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended July 29, 2018

		Hormel Foods Corporation Shareholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest	Total Shareholders’ Investment
	Shares	Amount	Shares	Amount
Balance at April 29, 2018	530,133	$7,766	—	$—	$10,971	$5,504,221	$(235,753)	$4,428	$5,291,633
Net Earnings						210,243		110	210,353
Other Comprehensive (Loss) Income							(23,455)	(371)	(23,826)
Purchases of Common Stock									—
Stock-based Compensation Expense					6,265				6,265
Exercise of Stock Options/Restricted Shares	971	15			10,739				10,754
Shares Retired									—
Declared Cash Dividends – $0.1875 Per Share						(99,411)			(99,411)
Balance at July 29, 2018	531,104	$7,781	—	$—	$27,975	$5,615,053	$(259,208)	$4,167	$5,395,768

	Three Months Ended July 28, 2019

		Hormel Foods Corporation Shareholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest	Total Shareholders’ Investment
	Shares	Amount	Shares	Amount
Balance at April 28, 2019	536,093	$7,854	—	$—	$163,980	$6,003,637	$(278,135)	$4,448	$5,901,784
Net Earnings						199,449		(22)	199,427
Other Comprehensive (Loss) Income							2,940	(162)	2,778
Purchases of Common Stock			(2,682)	(106,624)					(106,624)
Stock-based Compensation Expense					3,193				3,193
Exercise of Stock Options/Restricted Shares	269	3			3,825				3,828
Shares Retired	(2,682)	(39)	2,682	106,624	(855)	(105,730)			—
Declared Cash Dividends – $0.21 per share						(113,051)			(113,051)
Balance at July 28, 2019	533,680	$7,818	—	$—	$170,143	$5,984,305	$(275,195)	$4,264	$5,891,335

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT
(in thousands, except per share amounts)
(Unaudited)

	Nine Months Ended July 29, 2018

		Hormel Foods Corporation Shareholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest	Total Shareholders’ Investment
	Shares	Amount	Shares	Amount
Balance at October 29, 2017	528,424	$7,741	—	$—	$13,670	$5,162,571	$(248,075)	$3,790	$4,939,697
Net Earnings						750,734		352	751,086
Other Comprehensive (Loss) Income							(11,133)	25	(11,108)
Purchases of Common Stock			(1,331)	(44,741)					(44,741)
Stock-based Compensation Expense		1			17,655				17,656
Exercise of Stock Options/Restricted Shares	4,011	58			41,372				41,430
Shares Retired	(1,331)	(19)	1,331	44,741	(44,722)				—
Declared Cash Dividends – $0.5625 Per Share						(298,252)			(298,252)
Balance at July 29, 2018	531,104	$7,781	—	$—	$27,975	$5,615,053	$(259,208)	$4,167	$5,395,768

	Nine Months Ended July 28, 2019

		Hormel Foods Corporation Shareholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest	Total Shareholders’ Investment
	Shares	Amount	Shares	Amount
Balance at October 28, 2018	534,135	$7,825	—	$—	$106,528	$5,729,956	$(243,498)	$4,007	$5,604,818
Net Earnings						723,303		279	723,582
Other Comprehensive (Loss) Income							22,102	(22)	22,080
Purchases of Common Stock			(4,309)	(174,246)					(174,246)
Stock-based Compensation Expense		1			16,706				16,707
Exercise of Stock Options/Restricted Shares	3,854	55			48,196				48,251
Shares Retired	(4,309)	(63)	4,309	174,246	(1,287)	(172,896)			—
Cumulative Effect Adjustment from Adoption of:
ASU 2016-16						(10,475)			(10,475)
ASU 2017-12						21	(21)		—
ASU 2018-02						52,342	(53,778)		(1,436)
Declared Cash Dividends – $0.63 Per Share						(337,946)			(337,946)
Balance at July 28, 2019	533,680	$7,818	—	$—	$170,143	$5,984,305	$(275,195)	$4,264	$5,891,335

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	July 28, 2019	July 29, 2018
Operating Activities
Net Earnings	$723,582	$751,086
Adjustments to Reconcile to Net Cash Provided by Operating Activities:
Depreciation	113,278	111,586
Amortization of Intangibles	8,937	9,522
Equity in Earnings of Affiliates	(28,133)	(50,158)
Distribution from Equity Method Investees	20,000	20,023
(Benefit) Provision for Deferred Income Taxes	(37,921)	(56,110)
(Gain) Loss on Property/Equipment Sales and Plant Facilities	(1,046)	(1,330)
Gain on Sale of Business	(16,469)	—
Non-cash Investment Activities	(19,778)	(9,696)
Stock-based Compensation Expense	16,707	17,656
Changes in Operating Assets and Liabilities, Net of Acquisitions:
Decrease (Increase) in Accounts Receivable	41,309	78,730
(Increase) Decrease in Inventories	(190,064)	(48,927)
(Increase) Decrease in Prepaid Expenses and Other Current Assets	(589)	(12,863)
Increase (Decrease) in Pension and Post-retirement Benefits	8,473	163
(Decrease) Increase in Accounts Payable and Accrued Expenses	(94,348)	(84,182)
Increase (Decrease) in Net Income Taxes Payable	28,974	17,705
Net Cash Provided by Operating Activities	572,912	743,205

Investing Activities
Net (Purchase) Sale of Securities	(13,884)	—
Proceeds from Sale of Business	473,885	—
Acquisitions of Businesses/Intangibles	—	(857,668)
Purchases of Property/Equipment	(154,231)	(243,975)
Proceeds from Sales of Property/Equipment	36,258	7,242
(Increase) Decrease in Investments, Equity in Affiliates, and Other Assets	(3,542)	(6,863)
Proceeds from Company-owned Life Insurance	16,455	5,294
Net Cash Provided by (Used in) Investing Activities	354,941	(1,095,970)

Financing Activities
Net Proceeds from Short-term Debt	—	95,000
Proceeds from Long-term Debt	—	375,000
Repayments of Long-term Debt	(374,840)	(199)
Dividends Paid on Common Stock	(324,971)	(288,515)
Share Repurchase	(174,246)	(44,741)
Proceeds from Exercise of Stock Options	48,107	40,732
Net Cash (Used in) Provided by Financing Activities	(825,950)	177,277

Effect of Exchange Rate Changes on Cash	(840)	348
Increase (Decrease) in Cash and Cash Equivalents	101,063	(175,140)
Cash and Cash Equivalents at Beginning of Year	459,136	444,122
Cash and Cash Equivalents at End of Quarter	$560,199	$268,982

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

Investments: The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans.  Under the plans, the participants can defer certain types of compensation and elect to receive a return on the deferred amounts based on the changes in fair value of various investment options, primarily a variety of mutual funds.  The Company has corporate-owned life insurance policies on certain participants in the deferred compensation plans.  The cash surrender value of the policies is included in Other Assets on the Consolidated Statements of Financial Position.  The securities held by the trust are classified as trading securities.  Therefore, unrealized gains and losses associated with these investments are included in the Company’s earnings.  Securities held by the trust generated gains of $1.7 million and $7.9 million for the third quarter and nine months ended July 28, 2019, compared to losses of $1.4 million and gains of $2.6 million for the third quarter and nine months ended July 29, 2018.

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

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715). The updated guidance requires an employer to report the service cost component of net periodic pension cost and net periodic post-retirement benefit cost in the same line item as other compensation costs. Other components of net periodic pension cost and net periodic post-retirement benefit cost must be presented in the income statement separately from the service cost component and outside income from operations. Additionally, only the service cost component is eligible for capitalization. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The updated guidance should be applied retrospectively for the presentation of components of net benefit cost and prospectively, for the capitalization of the service cost component of net benefit cost. The Company adopted the updated provisions at the beginning of fiscal 2019. The Company elected to utilize a practical expedient which allows the Company to use historical amounts disclosed in the Pension and Other Post-retirement Benefits footnote as an estimation basis for retrospectively applying the requirements to separately report the other components in the income statement. Due to the retrospective adoption, the Company reclassified $4.9 million and $14.1 million of non-service cost components of net periodic benefit costs out of Operating Income to Interest and Investment Income on the Consolidated Statements of Operations for the three months and nine months ended July 29, 2018.
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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (Topic 350). The amendments in the update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The amendments are effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years and is to be applied either retrospectively or prospectively to all implementation costs incurred after the adoption date. Early adoption is permitted, including adoption in any interim period. The Company early adopted the updated provisions on a prospective basis at the beginning of fiscal 2019. Subsequent to adoption, the Company has capitalized $13.1 million in cloud implementation costs, primarily associated with the transition to Oracle Cloud Solutions.

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The updated guidance requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement, and presentation of expenses will depend on the classification as a finance or operating lease. The update also requires certain quantitative and qualitative disclosures. Accounting guidance for lessors is largely unchanged. The requirements of the new standard are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will adopt the provisions of this new accounting standard at the beginning of fiscal 2020. The Company has elected the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification, and initial direct costs. In July 2018, the FASB issued ASU 2018-11, which provides an optional transition method allowing entities the option to use the effective date as the date of initial application on transition. The Company is electing this transition method, and as a result, the Company will not adjust its comparative period financial information or make the new required lease disclosures for periods before the effective date. The Company has elected to not separate lease and non-lease components. The Company will not elect the hindsight practical expedient. In connection with the adoption of the new lease accounting standard, the Company has completed scoping reviews and has made progress in developing business process, accounting policies, and internal controls. The Company has implemented new lease accounting software to provide a centralized repository and assist in the preparation of the standard's additional reporting requirements. Based on the assessment to-date, the Company expects an increase to assets and an offsetting increase to liabilities on the Consolidated Statements of Financial Position. The Company expects the lease standard to have an immaterial impact on the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 958). The update provides guidance on the measurement of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The amendment replaces the current incurred loss impairment approach with a methodology to reflect expected credit losses and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. The updated guidance is to be applied on a modified retrospective approach and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for all entities for fiscal years beginning after December 15, 2018, and interim periods therein. The Company will adopt the provisions of this new accounting standard at the beginning of fiscal 2021 and is in the process of evaluating the impact.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements. This amendment makes changes to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification (ASC). The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments do not require transition guidance and will be effective upon issuance of ASU 2018-09. The amendments effective upon issuance did not have a material impact on the Company's consolidated financial statements. A majority of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018. The Company is in the process of evaluating the timing and impact of adopting the remaining amendments.
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

NOTE B - REVENUE RECOGNITION

Revenue from Contracts with Customers: Effective October 29, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers using the full retrospective adoption method. The impact of adopting this guidance was immaterial to the Company’s financial statements and related disclosures. Under ASC 606, a contract with a customer is an agreement which both parties have approved, that creates enforceable rights and obligations, has commercial substance, where payment terms are identified, and collectability is probable. The Company’s customer contracts predominantly contain a single performance obligation to fulfill customer orders for the purchase of specified products. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. Revenue from product sales is primarily identified by purchase orders (“contracts”) which in some cases are governed by a master sales agreement. The purchase orders in combination with the invoice typically specify quantity and product(s) ordered, shipping terms, and certain aspects of the transaction price including discounts. Contracts are at standalone pricing or governed by pricing lists or brackets. The Company’s revenue is recognized when obligations under the terms of the agreement are satisfied. This is typically once the shipped product is received or picked up by the customer. Revenues are recognized at the net consideration the Company expects to receive in exchange for the goods. The amount of net consideration recognized includes estimates of variable consideration, including costs for trade promotion programs, consumer incentives, and allowances and discounts associated with distressed or potentially unsaleable products.

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

NOTE C - ACQUISITIONS AND DIVESTITURES

Divestiture: On April 15, 2019, the Company completed the sale of CytoSport, Inc. (CytoSport), which includes the Muscle Milk® and Evolve® brands, to PepsiCo, Inc., and received proceeds of $473.9 million, subject to working capital adjustments. The divestiture resulted in a pretax gain of approximately $16.5 million recognized in Selling, General and Administrative expense and a tax benefit of $17.0 million recognized within the Provision for Income Taxes on the Consolidated Statements of Operations.

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

NOTE D - INVENTORIES

Principal components of inventories are:

(in thousands)	July 28, 2019	October 28, 2018
Finished products	$665,028	$525,628
Raw materials and work-in-process	254,629	247,495
Operating supplies	122,712	126,644
Maintenance materials and parts	66,145	63,760
Total	$1,108,514	$963,527

NOTE E - GOODWILL AND INTANGIBLE ASSETS

Goodwill: The changes in the carrying amounts of goodwill for the three and nine months ended July 28, 2019, are presented in the table below. The reduction in goodwill during fiscal 2019 is due to the divestiture of CytoSport on April 15, 2019. Beginning balances have been reclassified to conform to the current year presentation between segments. See Note N - Segment Reporting and Note C - Acquisitions and Divestitures for additional information.

(in thousands)	Grocery Products	Refrigerated Foods	Jennie-O Turkey Store	International & Other	Total
Balance at April 28, 2019	$632,301	$1,458,692	$176,628	$219,014	$2,486,635
Foreign currency translation	—	—	—	654	654
Balance at July 28, 2019	$632,301	$1,458,692	$176,628	$219,668	$2,487,289

(in thousands)	Grocery Products	Refrigerated Foods	Jennie-O Turkey Store	International & Other	Total
Reported balance at October 28, 2018	$882,582	$1,406,897	$203,214	$221,423	$2,714,116
Segment reclassification	(25,209)	51,795	(26,586)	—	—
Adjusted balance at October 28, 2018	857,373	1,458,692	176,628	221,423	2,714,116
Goodwill sold	(225,072)	—	—	(4,945)	(230,017)
Foreign currency translation	—	—	—	3,190	3,190
Balance at July 28, 2019	$632,301	$1,458,692	$176,628	$219,668	$2,487,289

Intangible Assets: The reduction in indefinite and definite-lived intangible assets for fiscal year 2019 is due to the divestiture of CytoSport.

The carrying amounts for indefinite-lived intangible assets are presented in the table below.

(in thousands)	July 28, 2019	October 28, 2018
Brands/tradenames/trademarks	$959,400	$1,108,122
Other intangibles	184	184
Foreign currency translation	(2,830)	(3,484)
Total	$956,754	$1,104,822

The gross carrying amount and accumulated amortization for definite-lived intangible assets are presented in the table below.

	July 28, 2019		October 28, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists/relationships	$113,739	$(34,418)	$137,039	$(36,367)
Other intangibles	6,957	(2,494)	6,155	(1,547)
Foreign currency translation	—	(2,411)	—	(2,883)
Total	$120,696	$(39,323)	$143,194	$(40,797)

Amortization expense was $2.6 million and $8.9 million for the third quarter and nine months ended July 28, 2019, respectively, compared to $3.3 million and $9.5 million for the third quarter and nine months ended July 29, 2018.

Estimated annual amortization expense for the five fiscal years after October 28, 2018, is as follows:

(in millions)
2019	$11.7
2020	10.7
2021	10.7
2022	10.4
2023	9.5

NOTE F - PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic benefit cost for pension and other post-retirement benefit plans consists of the following:

	Pension Benefits
	Three Months Ended		Nine Months Ended
(in thousands)	July 28, 2019	July 29, 2018	July 28, 2019	July 29, 2018
Service cost	$6,510	$7,903	$19,531	$23,709
Interest cost	15,097	14,045	45,289	42,144
Expected return on plan assets	(23,123)	(24,776)	(69,369)	(74,317)
Amortization of prior service cost	(699)	(617)	(2,096)	(1,851)
Recognized actuarial loss	3,702	4,548	11,104	13,626
Curtailment loss (gain)	—	—	2,825	—
Net periodic cost	$1,487	$1,103	$7,284	$3,311

	Post-retirement Benefits
	Three Months Ended		Nine Months Ended
(in thousands)	July 28, 2019	July 29, 2018	July 28, 2019	July 29, 2018
Service cost	$173	$98	$520	$739
Interest cost	3,007	2,692	9,181	8,356
Amortization of prior service cost	(669)	(812)	(2,007)	(2,233)
Recognized actuarial loss	—	44	—	133
Curtailment loss (gain)	—	—	(620)	—
Net periodic cost	$2,511	$2,022	$7,074	$6,995

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

Volume: As of July 28, 2019, and October 28, 2018, the Company had the following outstanding commodity futures and options contracts related to its hedging programs:

Volume
Commodity Contracts	July 28, 2019	October 28, 2018
Corn	30.8 million bushels	23.0 million bushels
Lean hogs	207.5 million pounds	56.9 million pounds

Fair Value of Derivatives:  The fair values of the Company’s derivative instruments (in thousands) as of July 28, 2019, and October 28, 2018, were as follows:

		Fair Value (1)
Derivatives Designated as Hedges:	Location on Consolidated Statements of Financial Position	July 28, 2019	October 28, 2018
Commodity contracts	Other Current Assets	$7,478	$(30)
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

Fair Value Hedge - Assets (Liabilities): The carrying amount (in thousands) of the Company's fair value hedge assets (liabilities) as of July 28, 2019, and October 28, 2018, were as follows:

Location on Consolidated Statements of Financial Position	Carrying Amount of the Hedged Assets/(Liabilities)
	July 28, 2019	October 28, 2018
Accounts Payable	$1,234	$(594)

AOCL Impact: In fiscal 2019, the Company adopted the amended guidance of ASC 815, Derivatives and Hedging. As a result, hedge ineffectiveness related to effective relationships is now deferred in AOCL until the hedged item impacts earnings. Prior to fiscal 2019, gains or losses on the derivative instrument in excess of the cumulative change in the cash flows of the hedged item, if any (i.e, the ineffective portion) were recognized in the Consolidated Statements of Operations during the current period. As of July 28, 2019, the Company has included in AOCL, before tax hedging gains of $9.0 million relating to its positions. The Company expects to recognize the majority of these gains over the next 12 months.

The effect of AOCL for gains or losses (before tax, in thousands) related to the Company's derivative instruments for the three months ended July 28, 2019, and July 29, 2018, were as follows:

	Gain/(Loss) Recognized in AOCL (1)		Location on Consolidated Statements of Operations	Gain/(Loss) Reclassified from AOCL into Earnings (1)		Gain/(Loss) Recognized in Earnings (Ineffective Portion)
	Three Months Ended			Three Months Ended		Three Months Ended
Cash Flow Hedges:	July 28, 2019	July 29, 2018		July 28, 2019	July 29, 2018	July 28, 2019	July 29, 2018
Commodity Contracts	$9,883	$(12,620)	Cost of Products Sold	$940	$(763)	$—	$(241)
Excluded Component (2)	$(4,742)

The effect of AOCL for gains or losses (before tax, in thousands) related to the Company's derivative instruments for the nine months ended July 28, 2019, and July 29, 2018, were as follows:

	Gain/(Loss) Recognized in AOCL (1)		Location on Consolidated Statements of Operations	Gain/(Loss) Reclassified from AOCL into Earnings (1)		Gain/(Loss) Recognized in Earnings (Ineffective Portion)
	Nine Months Ended			Nine Months Ended		Nine Months Ended
Cash Flow Hedges:	July 28, 2019	July 29, 2018		July 28, 2019	July 29, 2018	July 28, 2019	July 29, 2018
Commodity Contracts	$9,546	$(13,869)	Cost of Products Sold	$(835)	$(195)	$—	$(602)
Excluded Component (2)	$501
(1) See Note I - Accumulated Other Comprehensive Loss for the after-tax impact of these gains or losses on Net Earnings.
(2) Represents the time value amount of lean hog options excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in AOCL.

Consolidated Statements of Operations Impact: The effect on the Consolidated Statements of Operations for gains or losses (before tax, in thousands) related to the Company's derivative instruments for the three months and nine months ended July 28, 2019, and July 29, 2018, were as follows:

	Cost of Products Sold
	Three Months Ended		Nine Months Ended
	July 28, 2019	July 29, 2018	July 28, 2019	July 29, 2018
Consolidated Statements of Operations	$1,857,263	$1,904,096	$5,604,879	$5,574,858

Cash Flow Hedges - Commodity Contracts
Gain (loss) reclassified from AOCL	940	(763)	(835)	(195)
Amortization of excluded component from options	(313)	—	(2,781)	—
Gain (loss) due to ineffectiveness	—	(241)	—	(602)

Fair Value Hedges - Commodity Contracts
Gain (loss) on commodity futures (1)	656	1,363	2,293	3,144
Gain (loss) due to ineffectiveness	—	29	—	(243)

Total gain (loss) recognized in earnings	$1,283	$388	$(1,323)	$2,104
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

Investments in and receivables from affiliates consist of the following:

(in thousands)	Segment	% Owned	July 28, 2019	October 28, 2018
MegaMex Foods, LLC	Grocery Products	50%	$207,832	$205,148
Foreign Joint Ventures	International & Other	Various (26-40%)	71,433	68,005
Total			$279,265	$273,153

Equity in earnings of affiliates consists of the following:

		Three Months Ended		Nine Months Ended
(in thousands)	Segment	July 28, 2019	July 29, 2018	July 28, 2019	July 29, 2018
MegaMex Foods, LLC	Grocery Products	$3,418	$11,859	$27,399	$44,381
Foreign Joint Ventures	International & Other	(34)	1,282	734	5,777
Total		$3,384	$13,141	$28,133	$50,158

For the three months ended July 28, 2019, and July 29, 2018, respectively, $10.0 million of dividends were received from affiliates. For the nine months ended July 28, 2019, and July 29, 2018, $20.0 million of dividends were received from affiliates.

The Company recognized a basis difference of $21.3 million associated with the formation of MegaMex Foods, LLC, of which $12.9 million is remaining as of July 28, 2019.  This difference is being amortized through Equity in Earnings of Affiliates.

NOTE I - ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss are as follows:

(in thousands)	Foreign Currency Translation	Pension & Other Benefits		Deferred Gain (Loss) - Hedging		Accumulated Other Comprehensive Loss
Balance at April 28, 2019	$(37,247)	$(246,182)		$5,294		$(278,135)
Unrecognized gains (losses)
Gross	(889)	(1)		5,141		4,251
Tax effect	—	—		(2,370)		(2,370)
Reclassification into Net Earnings
Gross	—	2,334	(1)	(940)	(2)	1,394
Tax effect	—	(565)		230		(335)
Net of tax amount	(889)	1,768		2,061		2,940
Balance at July 28, 2019	$(38,136)	$(244,414)		$7,355		$(275,195)

(in thousands)	Foreign Currency Translation	Pension & Other Benefits		Deferred Gain (Loss) - Hedging		Accumulated Other Comprehensive Loss
Reported balance at October 28, 2018	$(44,854)	$(197,613)		$(1,031)		$(243,498)
Impact of adoption of ASU
ASU 2017-12	—	—		(21)	(3)	(21)
ASU 2018-02	—	(53,778)	(3)	—		(53,778)
Adjusted balance at October 28, 2018	(44,854)	(251,391)		(1,052)		(297,297)
Unrecognized gains (losses)
Gross	6,718	2,203		10,067		18,988
Tax effect	—	(533)		(2,299)		(2,832)
Reclassification into Net Earnings
Gross	—	7,001	(1)	835	(2)	7,836
Tax effect	—	(1,694)		(196)		(1,890)
Net of tax amount	6,718	6,977		8,407		22,102
Balance at July 28, 2019	$(38,136)	$(244,414)		$7,355		$(275,195)
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

The Company's effective tax rate for the third quarter and first nine months of fiscal 2019 was 23.6 percent and 18.3 percent, respectively, compared to 18.4 percent and 12.6 percent for the respective periods last year. The Company expects a full-year effective tax rate between 18.3 percent and 20.3 percent for fiscal 2019.

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

The amount of unrecognized tax benefits, including interest and penalties, is recorded in other long-term liabilities.  If recognized as of July 28, 2019, and July 29, 2018, $28.5 million and $26.0 million, respectively, would impact the Company’s effective tax rate.  The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense. Interest and penalties included in income tax expense was immaterial for the third quarter and first nine months of fiscal 2019, compared to $0.2 million and $0.6 million for the respective periods in fiscal 2018. The amount of accrued interest and penalties at July 28, 2019, and July 29, 2018, associated with unrecognized tax benefits was $6.8 million and $6.3 million, respectively.

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

NOTE K - STOCK-BASED COMPENSATION

The Company issues stock options and restricted shares as part of its stock incentive plans for employees and non-employee directors. During the third quarter and nine months ended July 28, 2019, stock-based compensation expense was $3.2 million and $16.7 million, respectively, compared to $6.3 million and $17.7 million for the third quarter and nine months ended July 29, 2018, respectively.

At July 28, 2019, there was $31.3 million of total unrecognized compensation expense from stock-based compensation arrangements granted under the plans.  This compensation is expected to be recognized over a weighted-average period of approximately 2.8 years.  During the third quarter and nine months ended July 28, 2019, cash received from stock option exercises was $3.8 million and $48.1 million, respectively, compared to $10.7 million and $40.7 million, for the third quarter and nine months ended July 29, 2018, respectively.

Shares issued for option exercises and restricted shares may be either authorized but unissued shares or shares of treasury stock.

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

A reconciliation of the number of options outstanding and exercisable (in thousands) as of July 28, 2019, and changes during the nine months then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at October 28, 2018	29,536	$23.55
Granted	1,809	44.37
Exercised	3,790	12.70
Forfeited	660	36.37
Expired	5	35.87
Outstanding at July 28, 2019	26,890	26.16	5.3	$414,544
Exercisable at July 28, 2019	18,763	$21.09	4.0	$380,708

The weighted-average grant date fair value of stock options granted and the total intrinsic value of options exercised (in thousands) during the third quarter and first nine months of fiscal years 2019 and 2018, are as follows. There were no stock options granted during the third quarter of fiscal year 2019.

	Three Months Ended		Nine Months Ended
	July 28, 2019	July 29, 2018	July 28, 2019	July 29, 2018
Weighted-average grant date fair value	$—	$7.33	$9.24	$7.16
Intrinsic value of exercised options	$7,308	$25,136	$115,094	$96,950

The fair value of each option award is calculated on the date of grant using the Black-Scholes valuation model utilizing the following weighted-average assumptions:

0.029	Three Months Ended		Nine Months Ended
	July 28, 2019	July 29, 2018	July 28, 2019	July 29, 2018
Risk-free interest rate	—	2.9%	2.8%	2.7%
Dividend yield	—	2.1%	1.9%	2.1%
Stock price volatility	—	19.0%	19.0%	19.0%
Expected option life	—	8 years	8 years	8 years

As part of the annual valuation process, the Company reassesses the appropriateness of the inputs used in the valuation models.  The Company establishes the risk-free interest rate using stripped U.S. Treasury yields as of the grant date where the remaining term is approximately the expected life of the option.  The dividend yield is based on the dividend rate approved by the Company’s Board of Directors and the stock price on the grant date.  The expected volatility assumption is based primarily on historical volatility.  As a reasonableness test, implied volatility from exchange traded options is also examined to validate the volatility range obtained from the historical analysis.  The expected life assumption is based on an analysis of past exercise behavior by option holders.  In performing the valuations for option grants, the Company has not stratified option holders as exercise behavior has historically been consistent across all employee and non-employee director groups.

Restricted Shares: Restricted shares awarded to non-employee directors annually on February 1 are subject to a restricted period which expires the date of the Company’s next annual stockholders meeting. Newly elected directors receive a prorated award of restricted shares of the Company's common stock, which expires on the date of the Company's second succeeding annual stockholders meeting. A reconciliation of the restricted shares (in thousands) as of July 28, 2019, and changes during the nine months then ended, is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Restricted at October 28, 2018	52	$34.08
Granted	51	42.23
Vested	52	34.08
Restricted at July 28, 2019	51	$42.23

The weighted-average grant date fair value of restricted shares granted, the total fair value (in thousands) of restricted shares granted, and the fair value (in thousands) of shares that have vested during the first nine months of fiscal years 2019 and 2018, are as follows:

	Nine Months Ended
	July 28, 2019	July 29, 2018
Weighted-average grant date fair value	$42.23	$34.08
Fair value of restricted shares granted	2,134	1,760
Fair value of shares vested	1,760	2,053

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis as of July 28, 2019, and October 28, 2018, and their level within the fair value hierarchy, are presented in the tables below.

	Fair Value Measurements at July 28, 2019
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Cash and cash equivalents (1)	$560,199	$559,009	$1,190	$—
Short-term marketable securities (2)	14,064	4,683	9,381	—
Other trading securities (3)	157,114	—	157,114	—
Commodity derivatives (4)	9,555	9,347	208	—
Total Assets at Fair Value	$740,932	$573,039	$167,893	$—
Liabilities at Fair Value
Deferred compensation (3)	$61,309	$—	$61,309	$—
Total Liabilities at Fair Value	$61,309	$—	$61,309	$—

	Fair Value Measurements at October 28, 2018
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Cash and cash equivalents (1)	$459,136	$459,136	$—	$—
Other trading securities (3)	137,311	—	137,311	—
Commodity derivatives (4)	4,611	4,611	—	—
Total Assets at Fair Value	$601,058	$463,747	$137,311	$—
Liabilities at Fair Value
Deferred compensation (3)	$60,181	$—	$60,181	$—
Total Liabilities at Fair Value	$60,181	$—	$60,181	$—

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

(4)
The Company’s commodity derivatives represent futures contracts and options used in its hedging or other programs to offset price fluctuations associated with purchases of corn, soybean meal, and hogs, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The Company’s futures contracts for corn and soybean meal are traded on the Chicago Board of Trade, while futures contracts for lean hogs are traded on the Chicago Mercantile Exchange.  These are active markets with quoted prices available, and these contracts are classified as Level 1. Over-the-counter (OTC) derivative instruments are valued using discounted cashflow models, observable market inputs, and other mathematical pricing models. The Company’s lean hog option contracts are OTC instruments whose value is calculated using the Black-Scholes pricing model, lean hog future prices quoted from the Chicago Mercantile Exchange, and other adjustments to inputs that are observable in active markets. As the value of these instruments is driven by observable prices in active markets they are classified as Level 2. All derivatives are reviewed for potential credit risk and risk of nonperformance.  The Company nets the derivative assets and liabilities for each of its hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract.  The net balance for each program is included in other current assets or accounts payable, as appropriate, in the Consolidated Statements of Financial Position.  As of July 28, 2019, the Company has recognized the right to reclaim net cash collateral of $2.2 million from various counterparties (including $9.7 million of realized gains on closed positions offset by cash owed of $7.5 million).  As of October 28, 2018, the Company had recognized the right to reclaim net cash collateral of $4.6 million from various counterparties (including cash of $4.7 million less $0.1 million of realized losses).

The Company’s financial assets and liabilities include accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value.  The Company does not carry its long-term debt at fair value in its Consolidated Statements of Financial Position.  Based on borrowing rates available to the Company for long-term financing with similar terms and average maturities, the fair value of long-term debt, utilizing discounted cash flows (Level 2), was $260.0 million as of July 28, 2019, and $631.3 million as of October 28, 2018.

In accordance with the provisions of ASC 820, the Company measures certain nonfinancial assets and liabilities at fair value, which are recognized or disclosed on a nonrecurring basis (e.g. goodwill, intangible assets, and property, plant and equipment).   During the nine months ended July 28, 2019, and July 29, 2018, there were no material remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

NOTE M - EARNINGS PER SHARE DATA

The reported net earnings attributable to the Company were used when computing basic and diluted earnings per share.  The following table sets forth the shares used as the denominator for those computations:

	Three Months Ended		Nine Months Ended
(in thousands)	July 28, 2019	July 29, 2018	July 28, 2019	July 29, 2018
Basic weighted-average shares outstanding	534,188	530,606	534,721	529,953
Dilutive potential common shares	9,490	13,156	10,988	13,399
Diluted weighted-average shares outstanding	543,678	543,762	545,709	543,352

For the third quarter and nine months ended July 28, 2019, a total of 5.9 million and 3.0 million weighted-average stock options, respectively, were not included in the computation of dilutive potential common shares since their inclusion would have an antidilutive effect on earnings per share, compared to 10.6 million and 7.6 million, respectively, for the third quarter and nine months ended July 29, 2018.

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

	Three Months Ended		Nine Months Ended
(in thousands)	July 28, 2019	July 29, 2018	July 28, 2019	July 29, 2018
Sales to Unaffiliated Customers
Grocery Products	$543,088	$607,054	$1,785,232	$1,832,123
Refrigerated Foods	1,301,101	1,288,394	3,837,732	3,788,097
Jennie-O Turkey Store	298,781	316,100	925,271	942,735
International & Other	147,735	147,594	447,569	458,048
Total	$2,290,705	$2,359,142	$6,995,804	$7,021,003

Intersegment Sales
Grocery Products	$10	$14	$32	$28
Refrigerated Foods	5,282	1,660	10,733	5,210
Jennie-O Turkey Store	31,804	28,069	90,665	78,297
International & Other	—	—	—	—
Total	37,096	29,743	101,430	83,535
Intersegment elimination	(37,096)	(29,743)	(101,430)	(83,535)
Total	$—	$—	$—	$—

Net Sales
Grocery Products	$543,098	$607,068	$1,785,264	$1,832,151
Refrigerated Foods	1,306,383	1,290,054	3,848,465	3,793,307
Jennie-O Turkey Store	330,585	344,169	1,015,936	1,021,032
International & Other	147,735	147,594	447,569	458,048
Intersegment elimination	(37,096)	(29,743)	(101,430)	(83,535)
Total	$2,290,705	$2,359,142	$6,995,804	$7,021,003

Segment Profit
Grocery Products	$58,778	$83,433	$258,574	$274,184
Refrigerated Foods	171,795	151,924	492,476	476,375
Jennie-O Turkey Store	21,278	23,305	76,931	93,102
International & Other	18,755	18,646	58,058	64,151
Total segment profit	270,606	277,308	886,039	907,812
Net unallocated expense	9,584	19,686	297	48,384
Noncontrolling interest	(22)	110	279	352
Earnings Before Income Taxes	$261,000	$257,732	$886,021	$859,780

Revenue has been disaggregated into the categories below to show how sales channels affect the nature, amount, timing, and uncertainty of revenue and cash flows for the third quarter and first nine months of fiscal 2019 and 2018.

	Three Months Ended		Nine Months Ended
(in thousands)	July 28, 2019	July 29, 2018	July 28, 2019	July 29, 2018
U.S. Retail	$1,163,367	$1,221,398	$3,672,189	$3,778,544
U.S. Foodservice	729,321	729,247	2,135,633	2,060,594
U.S. Deli	229,386	240,777	693,377	672,252
International	168,631	167,720	494,605	509,613
Total	$2,290,705	$2,359,142	$6,995,804	$7,021,003

The Company’s products primarily consist of meat and other food products. Perishable includes fresh meats, frozen items, refrigerated meal solutions, sausages, hams, guacamole, and bacon (excluding Jennie-O Turkey Store products). Shelf-stable includes canned luncheon meats, peanut butter, chilies, shelf-stable microwaveable meals, hash, stews, meat spreads, flour and corn tortillas, salsas, tortilla chips, and other items that do not require refrigeration. The Poultry category is composed primarily of Jennie-O Turkey Store products. The Miscellaneous category primarily consists of nutritional food products and supplements, dessert and drink mixes, and industrial gelatin products. The Miscellaneous category includes CytoSport. The reduction in this category during fiscal 2019 is due to the divestiture of CytoSport on April 15, 2019. The amount of total revenues contributed by classes of similar products for the third quarter and first nine months of fiscal 2019 and 2018 are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	July 28, 2019	July 29, 2018	July 28, 2019	July 29, 2018
Perishable	$1,355,765	$1,325,886	$4,014,372	$3,948,767
Shelf-stable	417,535	428,133	1,299,263	1,297,474
Poultry	427,622	453,926	1,296,677	1,325,037
Miscellaneous	89,783	151,197	385,492	449,725
Total	$2,290,705	$2,359,142	$6,995,804	$7,021,003

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

The Company reported net earnings per diluted share of $0.37 for the third quarter of fiscal 2019, compared to $0.39 per diluted share in the third quarter of fiscal 2018. Significant factors impacting the quarter were:

•
The Company delivered pretax earnings growth. Net earnings declined as strong results from Refrigerated Foods were unable to offset the impact of a higher effective tax rate and weakness in the Grocery Products segment.

•
Refrigerated Foods segment profit increased primarily due to improved profitability for value-added products. Lower operational costs and higher commodity profits played a smaller role in the profit improvement.

•	Grocery Products profit was negatively impacted by the divestiture of CytoSport, the impact of significantly higher avocado costs, and lower Skippy® peanut butter pricing.

•	Jennie-O Turkey Store segment profit declined as a result of lower sales from retail and foodservice value-added items.

•	International & Other profit was slightly higher, driven by growth in China.

Consolidated Results

Volume, Net Sales, Earnings, and Diluted Earnings per Share

	Three Months Ended			Nine Months Ended
(in thousands, except per share amounts)	July 28, 2019	July 29, 2018	% Change	July 28, 2019	July 29, 2018	% Change
Volume (lbs.)	1,123,504	1,170,893	(4.0)	3,500,404	3,532,886	(0.9)
Organic volume (1)	1,123,504	1,133,003	(0.8)	3,500,404	3,494,996	0.2
Net sales	$2,290,705	$2,359,142	(2.9)	$6,995,804	$7,021,003	(0.4)
Organic net sales (1)	2,290,705	2,286,693	0.2	6,995,804	6,948,554	0.7
Net earnings	199,449	210,243	(5.1)	$723,303	$750,734	(3.7)
Diluted earnings per share	0.37	0.39	(5.1)	1.33	1.38	(3.6)
Adjusted net earnings (1)	199,449	210,243	(5.1)	689,862	750,734	(8.1)
Adjusted diluted earnings per share (1)	0.37	0.39	(5.1)	1.26	1.38	(8.7)

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

Organic net sales and organic volume are defined as net sales and volume, excluding the impact of acquisitions and divestitures. Organic net sales and organic volume exclude the impacts of the CytoSport divestiture (April 2019) in the Grocery Products and International & Other segments. The tables below show the calculations to reconcile from the non-GAAP adjusted measures to the GAAP measures in the third quarter and year-to-date of fiscal 2019 and fiscal 2018.

Non-GAAP Measures

	Three Months Ended
	July 28, 2019	July 29, 2018
(in thousands)	Reported GAAP	Reported GAAP	CytoSport Divestiture	Organic (Non-GAAP)	Non-GAAP % Change
Volume (lbs.)
Grocery Products	290,658	323,748	(36,521)	287,227	1.2
Refrigerated Foods	558,531	564,672	—	564,672	(1.1)
Jennie-O Turkey Store	189,146	197,710	—	197,710	(4.3)
International & Other	85,169	84,763	(1,369)	83,394	2.1
Total Volume	1,123,504	1,170,893	(37,890)	1,133,003	(0.8)

Net Sales
Grocery Products	$543,088	$607,054	$(69,986)	$537,068	1.1
Refrigerated Foods	1,301,101	1,288,394	—	1,288,394	1.0
Jennie-O Turkey Store	298,781	316,100	—	316,100	(5.5)
International & Other	147,735	147,594	(2,463)	145,131	1.8
Total Net Sales	$2,290,705	$2,359,142	$(72,449)	$2,286,693	0.2

	Nine Months Ended
	July 28, 2019	July 29, 2018
(in thousands)	Reported GAAP	Reported GAAP	CytoSport Divestiture	Organic (Non-GAAP)	Non-GAAP % Change
Volume (lbs.)
Grocery Products	970,003	982,479	(36,521)	945,958	2.5
Refrigerated Foods	1,726,682	1,734,842	—	1,734,842	(0.5)
Jennie-O Turkey Store	546,916	553,475	—	553,475	(1.2)
International & Other	256,803	262,090	(1,369)	260,721	(1.5)
Total Volume	3,500,404	3,532,886	(37,890)	3,494,996	0.2

Net Sales
Grocery Products	$1,785,232	$1,832,123	$(69,986)	$1,762,137	1.3
Refrigerated Foods	3,837,732	3,788,097	—	3,788,097	1.3
Jennie-O Turkey Store	925,271	942,735	—	942,735	(1.9)
International & Other	447,569	458,048	(2,463)	455,585	(1.8)
Total Net Sales	$6,995,804	$7,021,003	$(72,449)	$6,948,554	0.7

Adjusted net earnings and adjusted diluted earnings per share exclude the one-time gain associated with the divestiture of the CytoSport business, which was recognized in net unallocated expense and Provision for Income Taxes in the second quarter of fiscal 2019.  The tax benefit was driven by the sale of shares of the CytoSport legal entity. The table below shows the calculations to reconcile from the non-GAAP adjusted measures to the GAAP measure in the first nine months of fiscal 2019.

	Nine Months Ended July 28, 2019
(in thousands)	GAAP Earnings	Gain on CytoSport Sale	Non-GAAP Adjusted Earnings
Grocery Products	$258,574	$—	$258,574
Refrigerated Foods	492,476	—	492,476
Jennie-O Turkey Store	76,931	—	76,931
International & Other	58,058	—	58,058
Total segment profit	886,039	—	886,039
Net unallocated expense	297	16,469	16,766
Noncontrolling interest	279	—	279
Earnings Before Income Taxes	886,021	(16,469)	869,552
Provision for Income Taxes	162,439	16,972	179,411
Net Earnings	723,582	(33,441)	690,141
Less: Net Earnings (Loss) Attributable to Noncontrolling Interest	279	—	279
Net Earnings Attributable to Hormel Foods Corporation	$723,303	$(33,441)	$689,862

Diluted Earnings Per Share*	$1.33	$(0.06)	$1.26

*Diluted Earnings Per Share does not sum across due to rounding

The decrease in net sales for the third quarter of fiscal 2019 was primarily related to the divestiture of CytoSport. Organic net sales were flat as increased sales of the SPAM® family of products, Hormel® Bacon 1TM cooked bacon, Don Miguel® branded items, Old Smokehouse® premium raw bacon, and Hormel® Fire BraisedTM products helped offset lower retail and foodservice sales at Jennie-O Turkey Store and lower sales of Skippy® peanut butter.

For the first nine months of 2019, net sales were flat to last year as strong value-added sales in Refrigerated Foods mostly offset the impact of the divestiture of CytoSport and weak retail sales of Jennie-O Turkey Store products.

Cost of Products Sold

	Three Months Ended			Nine Months Ended
(in thousands)	July 28, 2019	July 29, 2018	% Change	July 28, 2019	July 29, 2018	% Change
Cost of products sold	$1,857,263	$1,904,096	(2.5)	$5,604,879	$5,574,858	0.5

Cost of products sold for the third quarter declined due to the divestiture of CytoSport and lower volumes of value-added products in Refrigerated Foods. For the first nine months of fiscal 2019, cost of products sold was higher, as increases in operational costs and freight expenses more than offset the impact from the divestiture of CytoSport.

Gross Profit

	Three Months Ended			Nine Months Ended
(in thousands)	July 28, 2019	July 29, 2018	% Change	July 28, 2019	July 29, 2018	% Change
Gross profit	$433,442	$455,046	(4.7)	$1,390,925	$1,446,145	(3.8)
Percentage of net sales	18.9%	19.3%		19.9%	20.6%

Gross profit as a percentage of net sales declined for the third quarter. Margins in Refrigerated Foods increased in the third quarter of fiscal 2019, while Grocery Products, Jennie-O Turkey Store, and International & Other declined compared to the prior year. Refrigerated Foods margins were positively impacted by price increases on value-added items, higher commodity profits, and lower operational expenses. Grocery Products decreased due to impact from the divestiture of CytoSport and lower Skippy® peanut butter pricing. Jennie-O Turkey Store declined on lower retail and foodservice sales. International & Other was negatively impacted by lower margins from branded exports.

For the first nine months of 2019, gross profit as a percentage of net sales declined due to lower pork commodity profits, higher freight expenses, and lower margins on fresh pork exports.

Looking to the fourth quarter of fiscal 2019, the Company expects the Refrigerated Foods, Grocery Products and International & Other segments to experience periods of margin compression due to rising and volatile pork markets related to African swine fever. Additionally, pork export margins could remain challenged due to tariffs and global trade uncertainty. Lost lean ground turkey distribution and lower Skippy® peanut butter pricing are expected to negatively impact the Jennie-O Turkey Store and Grocery Products segments, respectively.

Selling, General and Administrative (SG&A)

	Three Months Ended			Nine Months Ended
(in thousands)	July 28, 2019	July 29, 2018	% Change	July 28, 2019	July 29, 2018	% Change
SG&A	$180,169	$211,497	(14.8)	$543,789	$635,918	(14.5)
Percentage of net sales	7.9%	9.0%		7.8%	9.1%

For the third quarter of fiscal 2019, SG&A expenses decreased primarily due to the CytoSport divestiture and lower employee-related expenses. For the first nine months of fiscal 2019, SG&A expenses declined due to the impacts from the CytoSport divestiture and a legal settlement. Selling expenses have also been favorable compared to the prior year.

Due to the CytoSport divestiture, advertising investments in the third quarter and first nine months of fiscal 2019 declined. Advertising investments for the full year are expected to be lower compared to the prior year driven primarily by the divestiture of CytoSport.

Equity in Earnings of Affiliates

	Three Months Ended			Nine Months Ended
(in thousands)	July 28, 2019	July 29, 2018	% Change	July 28, 2019	July 29, 2018	% Change
Equity in earnings of affiliates	$3,384	$13,141	(74.2)	$28,133	$50,158	(43.9)

Equity in earnings of affiliates for the third quarter of fiscal 2019 was lower due to significantly higher avocado costs impacting MegaMex earnings. Results for the first nine months of fiscal 2019 were negatively impacted by lower MegaMex earnings driven by significantly higher avocado costs and the effect of a non-operating tax benefit in fiscal 2018.

Effective Tax Rate

	Three Months Ended		Nine Months Ended
	July 28, 2019	July 29, 2018	July 28, 2019	July 29, 2018
Effective tax rate	23.6%	18.4%	18.3%	12.6%

The Company's effective tax rates for the third quarter and first nine months of fiscal 2019 were 23.6 percent and 18.3 percent respectively. This compares to 18.4 percent and 12.6 percent for the respective periods last year. The higher effective tax rate in the current quarter was the result of deferred tax remeasurements last year related to tax reform. The Company expects a full-year effective tax rate between 18.3 and 20.3 percent for fiscal 2019. For further information, refer to Note J - Income Taxes.

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

	Three Months Ended			Nine Months Ended
(in thousands)	July 28, 2019	July 29, 2018	% Change	July 28, 2019	July 29, 2018	% Change
Net Sales
Grocery Products	$543,088	$607,054	(10.5)	$1,785,232	$1,832,123	(2.6)
Refrigerated Foods	1,301,101	1,288,394	1.0	3,837,732	3,788,097	1.3
Jennie-O Turkey Store	298,781	316,100	(5.5)	925,271	942,735	(1.9)
International & Other	147,735	147,594	0.1	447,569	458,048	(2.3)
Total	$2,290,705	$2,359,142	(2.9)	$6,995,804	$7,021,003	(0.4)

Segment Profit
Grocery Products	$58,778	$83,433	(29.6)	$258,574	$274,184	(5.7)
Refrigerated Foods	171,795	151,924	13.1	492,476	476,375	3.4
Jennie-O Turkey Store	21,278	23,305	(8.7)	76,931	93,102	(17.4)
International & Other	18,755	18,646	0.6	58,058	64,151	(9.5)
Total segment profit	270,606	277,308	(2.4)	886,039	907,812	(2.4)
Net unallocated expense	9,584	19,686	(51.3)	297	48,384	(99.4)
Noncontrolling interest	(22)	110	(120.0)	279	352	(20.7)
Earnings before income taxes	$261,000	$257,732	1.3	$886,021	$859,780	3.1

Grocery Products

Results for the Grocery Products segment compared to the prior year are as follows:

	Three Months Ended			Nine Months Ended
(in thousands)	July 28, 2019	July 29, 2018	% Change	July 28, 2019	July 29, 2018	% Change
Volume (lbs.)	290,658	323,748	(10.2)	970,003	982,479	(1.3)
Net sales	$543,088	$607,054	(10.5)	$1,785,232	$1,832,123	(2.6)
Segment profit	58,778	83,433	(29.6)	258,574	274,184	(5.7)

Net sales for the third quarter of fiscal 2019 decreased due to the CytoSport divestiture and lower Skippy® peanut butter sales. These declines more than offset growth from the SPAM® family of products, Don Miguel® branded items, Dinty Moore® stew, and Herdez® salsas and sauces. For the first nine months of fiscal 2019, net sales declined due to the CytoSport divestiture.

For the third quarter, segment profit decreased primarily due to the divestiture of CytoSport, the impact of significantly higher avocado costs on MegaMex earnings, and lower Skippy® peanut butter pricing. Segment profit decreased for the first nine months of fiscal 2019 on lower equity in earnings from MegaMex, which was driven by significantly higher avocado costs and a non-operating tax benefit last year.

The Company anticipates lower volume and sales in the fourth quarter due to the divestiture of CytoSport and lower prices on Skippy® peanut butter products. Segment profit is expected to improve slightly year-over-year as the core business offsets the impact of the CytoSport divestiture and a $17.3 million impairment of the CytoSport trademark last year.

Refrigerated Foods

Results for the Refrigerated Foods segment compared to the prior year are as follows:

	Three Months Ended			Nine Months Ended
(in thousands)	July 28, 2019	July 29, 2018	% Change	July 28, 2019	July 29, 2018	% Change
Volume (lbs.)	558,531	564,672	(1.1)	1,726,682	1,734,842	(0.5)
Net sales	$1,301,101	$1,288,394	1.0	$3,837,732	$3,788,097	1.3
Segment profit	171,795	151,924	13.1	492,476	476,375	3.4

Third quarter net sales increases were led by strong demand for foodservice items such as Hormel® Bacon 1™ cooked bacon, Old Smokehouse® premium raw bacon, and Hormel® Fire BraisedTM products. Retail sales of Hormel® Black Label® convenience bacon and Columbus® branded deli items also contributed to overall growth. Volume declined slightly for the quarter, attributed to price increases on value-added items. For the first nine months of 2019, growth from value-added products more than offset declines in commodity sales.

Refrigerated Foods segment profit increased significantly for the quarter primarily due to improved profitability for value-added products. Favorable operational expenses and higher commodity profits also contributed to the earnings growth. Segment profit for the first nine months increased as value-added profits more than offset commodity profit declines from prior quarters.

Looking ahead to the fourth quarter, Refrigerated Foods is expected to grow volume and sales due to strong demand for value-added products. Segment profit is expected to decline due to lower commodity profits and higher input costs. The impact of African swine fever presents additional risk to input costs. This could lead to short-term margin compression as branded value-added pricing actions lag input cost increases.

Jennie-O Turkey Store

Results for the Jennie-O Turkey Store segment compared to the prior year are as follows:

	Three Months Ended			Nine Months Ended
(in thousands)	July 28, 2019	July 29, 2018	% Change	July 28, 2019	July 29, 2018	% Change
Volume (lbs.)	189,146	197,710	(4.3)	546,916	553,475	(1.2)
Net sales	$298,781	$316,100	(5.5)	$925,271	$942,735	(1.9)
Segment profit	21,278	23,305	(8.7)	76,931	93,102	(17.4)

For the third quarter, sales decreased as lower retail and foodservice sales were not fully offset by improved results in the commodity and whole-bird businesses. The retail business continues to be impacted by lost distribution due to the impact of two voluntary product recalls. Net sales for the first nine months of fiscal 2019 declined, as improved commodity, whole-bird, and foodservice sales did not offset a decline in retail sales.

Segment profit for the third quarter declined as a result of lower sales from retail and foodservice value-added items. For the first nine months of fiscal 2019, lower retail sales, higher-than-expected plant startup expenses, and higher feed costs negatively impacted profitability.

Jennie-O Turkey Store anticipates an earnings decline in the fourth quarter compared to last year driven by lower retail sales of lean ground turkey.

International & Other

Results for the International & Other segment compared to the prior year are as follows:

	Three Months Ended			Nine Months Ended
(in thousands)	July 28, 2019	July 29, 2018	% Change	July 28, 2019	July 29, 2018	% Change
Volume (lbs.)	85,169	84,763	0.5	256,803	262,090	(2.0)
Net sales	$147,735	$147,594	0.1	$447,569	$458,048	(2.3)
Segment profit	18,755	18,646	0.6	58,058	64,151	(9.5)

Volume and sales for the third quarter were flat as improved results in China offset the divestiture of CytoSport. Results in China were positively impacted by strong demand for foodservice and Skippy® peanut butter products as well as increased distribution of SPAM® luncheon meat. Segment profit for the quarter was slightly higher, driven by growth in China.

For the first nine months of 2019, volume, sales, and segment profit continued to be impacted by tariffs on fresh pork exports and lower equity in earnings. These factors more than offset strong results from the China business.

The Company anticipates volume, sales, and earnings declines due to lower exports and the divestiture of CytoSport. Pork exports remain a risk due to global trade uncertainty.

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

	Three Months Ended		Nine Months Ended
(in thousands)	July 28, 2019	July 29, 2018	July 28, 2019	July 29, 2018
Net unallocated expense	$9,584	$19,686	$297	$48,384
Noncontrolling interest earnings (loss)	(22)	110	279	352

For the third quarter of fiscal 2019, net unallocated expense decreased primarily due to lower interest expense and universal stock option expenses in the prior year.

Net unallocated expense for the first nine months of fiscal 2019 decreased due to a one-time gain resulting from the CytoSport divestiture, the benefit from a legal settlement, and lower selling expenses.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $560.2 million at the end of the third quarter of fiscal 2019 compared to $269.0 million at the end of the comparable fiscal 2018 period.

Cash provided by operating activities was $572.9 million in the first nine months of fiscal 2019 compared to $743.2 million in the same period of fiscal 2018.  The decrease is attributed to higher levels of working capital in the first nine months of fiscal 2019 compared to the prior year, primarily due to an elevated level of inventory.

Cash provided by investing activities was $354.9 million in the first nine months of fiscal 2019 compared to cash used in investing activities of $1,096.0 million in the same period of fiscal 2018.  In the second quarter of fiscal 2019, the Company received proceeds of $473.9 million for the sale of CytoSport. In fiscal 2018, the Company spent $857.4 million on the acquisition of Columbus.  Capital expenditures in the first nine months of fiscal 2019 decreased to $154.2 million from $244.0 million in the comparable period of fiscal 2018.  The Company currently estimates its fiscal 2019 capital expenditures to be approximately $250.0 million.  Key projects for the full year include an expansion of the Company's Burke Corporation pizza-toppings facility in Nevada, Iowa, and Fontanini facility in McCook, Ill., along with other projects designed to increase value-added capacity.

Cash used in financing activities was $826.0 million in the first nine months of fiscal 2019 compared to cash provided by financing activities of $177.3 million in the same period of fiscal 2018. In the first nine months of fiscal 2019, the Company repaid $374.8 million of debt related to the purchase of Columbus in the prior year. The higher cash provided in fiscal 2018 is related to the purchase of Columbus as the Company borrowed $375.0 million under a term loan facility and $375.0 million under a revolving credit facility to fund the purchase, with $280.0 million paid down during the first nine months. The Company repurchased $174.2 million of its common stock in the first nine months of fiscal 2019 compared to $44.7 million repurchased during the same period of the prior year.  For additional information pertaining to the Company’s share repurchase plans or programs, see Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

Cash dividends paid to the Company’s shareholders continue to be an ongoing financing activity for the Company.  Dividends paid in the first nine months of fiscal 2019 were $325.0 million compared to $288.5 million in the comparable period of fiscal 2018.  For fiscal 2019, the annual dividend rate was increased to $0.84 per share, representing the 53rd consecutive annual dividend increase.  The Company has paid dividends for 364 consecutive quarters and expects to continue doing so.

The Company is required by certain covenants in its debt agreements to maintain specified levels of financial ratios and financial position.  At the end of the third quarter of fiscal 2019, the Company was in compliance with all of these debt covenants.

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

Contractual Obligations and Commercial Commitments

The Company records income taxes in accordance with the provisions of ASC 740, Income Taxes. The Company is unable to determine its contractual obligations by year related to this pronouncement, as the ultimate amount or timing of settlement of its reserves for income taxes cannot be reasonably estimated. The total liability for unrecognized tax benefits, including interest and penalties, at July 28, 2019, was $28.5 million.

There have been no other material changes to the information regarding the Company’s future contractual financial obligations previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2018.

Off-Balance Sheet Arrangements

As of July 28, 2019, and October 28, 2018, the Company had $45.6 million and $45.5 million, respectively, of standby letters of credit issued on its behalf.  The standby letters of credit are primarily related to the Company’s self-insured workers compensation programs.  However, that amount includes $2.4 million as of July 28, 2019, and $2.4 million as of October 28, 2018, of revocable standby letters of credit for obligations of an affiliated party that may arise under workers compensation claims.  Letters of credit are not reflected in the Company’s Consolidated Statements of Financial Position.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Hog Markets:  The Company’s earnings are affected by fluctuations in the live hog market.  To minimize the impact on earnings, and to ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 10 years.  Hogs purchased under contract accounted for 94 percent and 96 percent of the total hogs purchased by the Company during the first nine months of fiscal years 2019 and 2018, respectively.  The majority of these contracts use market-based formulas based on hog futures, hog primal values, or industry reported hog markets.  Other contracts use a formula based on the cost of production, which can fluctuate independently from hog markets.  The Company’s value-added branded portfolio helps mitigate changes in hog and pork market prices.  Therefore, a hypothetical 10 percent change in the cash hog market would have had an immaterial effect on the Company’s results of operations.

To reduce the Company's exposure to changes in lean hog markets, the Company utilizes a hedge program to offset the fluctuations in the Company's future direct hog purchases. The program utilizes lean hog futures which are accounted for under cash flow hedge accounting. The fair value of the Company's open futures contracts in this program as of July 28, 2019 was $5.9 million, before tax, compared to $0.7 million, before tax as of October 28, 2018. The Company measures its market risk exposure on its lean hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for lean hogs. A 10 percent decrease in the market price for lean hogs would have negatively impacted the fair value of the Company's July 28, 2019, open lean hog contracts by $8.0 million, which in turn would lower the Company's future cost on purchased hogs by a similar amount.

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

To reduce the Company’s exposure to changes in grain prices, the Company utilizes a hedge program to offset the fluctuation in the Company’s future direct grain purchases.  This program utilizes corn futures for Jennie-O Turkey Store, and these contracts are accounted for under cash flow hedge accounting.  The fair value of the Company’s open futures contracts as of July 28, 2019, was $2.6 million, before tax, compared to $(1.3) million, before tax, as of October 28, 2018.  The Company measures its market risk exposure on its grain futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain.  A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s July 28, 2019, open grain contracts by $8.7 million, which in turn would lower the Company’s future cost on purchased grain by a similar amount.

Other Input Costs: The costs of raw materials, packaging materials, freight, fuel, and energy may cause the Company's results to fluctuate significantly. To manage input cost volatility, the Company pursues cost saving measures, forward pricing, derivatives, and pricing actions when necessary.

Long-Term Debt:  A principal market risk affecting the Company is the exposure to changes in interest rates on the Company’s fixed-rate, long-term debt.  Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $1.0 million.  The fair value of the Company’s long-term debt was estimated using discounted future cash flows based on the Company’s incremental borrowing rate for similar types of borrowing arrangements.

Investments:  The Company has corporate-owned life insurance policies classified as trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans.  As of July 28, 2019, the balance of these securities totaled $157.1 million compared to $137.3 million as of October 28, 2018.  A majority of these securities represent fixed income funds.  The Company is subject to market risk due to fluctuations in the value of the remaining investments, as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis.  A 10 percent decline in the value of the investments not held in fixed income funds would have a negative impact to the Company’s pretax earnings of approximately $7.0 million, while a 10 percent increase in value would have a positive impact of the same amount.

International Assets:  The fair values of certain Company assets are subject to fluctuations in foreign currencies. The Company's net asset position in foreign currencies as of July 28, 2019 was $537.1 million, compared to $687.7 million as of October 28, 2018, with most of the exposure existing in Chinese yuan and Brazilian real. Changes in currency exchange rates impact the fair values of the Company assets either currently through the Consolidated Statements of Operations within Interest and Investment Income or through the Consolidated Statements of Financial Position within Accumulated Other Comprehensive Loss.

The Company measures its foreign currency exchange risk by using a 10 percent sensitivity analysis on the Company's primary foreign net asset position, the Chinese yuan and Brazilian real, as of July 28, 2019. A 10 percent strengthening in the value of the yuan relative to the U.S. dollar would result in other comprehensive income of approximately $33.1 million pretax. A 10 percent weakening in the value of the yuan relative to the U.S. dollar would result in other comprehensive loss of approximately $27.1 million pretax. A 10 percent strengthening in the value of the real relative to the U.S. dollar would result in other comprehensive income of approximately $13.9 million pretax. A 10 percent weakening in the value of the real relative to the U.S. dollar would result in other comprehensive loss of approximately $11.4 million pretax.

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
During the third quarter of fiscal 2019, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is a party to various legal proceedings related to the ongoing operation of its business, including claims both by and against the Company.  At any time, such proceedings typically involve claims related to product liability, contract disputes, intellectual property, competition laws, employment practices, or other actions brought by employees, consumers, competitors, or suppliers.  The Company establishes accruals for its potential exposure, as appropriate, for claims against the Company when losses become probable and reasonably estimable.  However, future developments or settlements are uncertain and may require the Company to change such accruals as proceedings progress.  Resolutions of any currently known matters, either individually or in the aggregate, are not expected to have a material effect on the Company’s financial condition, results of operations, or liquidity.

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

Additionally, if a highly pathogenic human disease outbreak developed in the United States, it may negatively impact the national economy, demand for Company products, and/or the Company’s workforce availability, and the Company’s financial results could suffer. The Company has developed contingency plans to address infectious disease scenarios and the potential impact on its operations, and will continue to update these plans as necessary. There can be no assurance given, however, that these plans will be effective in eliminating the negative effects of any such diseases on the Company’s operating results.

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

Most recently, the outbreak of ASF in China has eliminated over 30 percent of the country's hog herd compared to last year, according to the Ministry of Agriculture and Rural Affairs of the People's Republic of China. The disease has also spread to additional countries in Asia and Europe. If an outbreak of ASF were to occur in the United States, the Company's supply of hogs and pork could be materially impacted.

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

Jennie-O Turkey Store raises turkeys and contracts with turkey growers to meet its raw material requirements for whole birds and processed turkey products. Results in these operations are affected by the cost and supply of feed grains, which fluctuate due to climate conditions, production forecasts, and supply and demand conditions at local, regional, national, and worldwide levels. The Company attempts to manage some of its short-term exposure to fluctuations in feed prices by forward buying, using futures contracts, and pursuing pricing advances. However, these strategies may not be adequate to overcome sustained increases in market prices due to alternate uses for feed grains or other changes in these market conditions.

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

In addition, the Company has begun a process transformation project to achieve better analytics, customer service, and process efficiencies through the use of Oracle Cloud Solutions. This project is expected to improve the efficiency and effectiveness of certain financial and business transaction processes and the underlying systems environment. Implementation is expected to occur in phases over the next several years. Such an implementation is a major undertaking from a financial, management, and personnel perspective. The implementation of the enterprise resource planning system may prove to be more difficult, costly, or time consuming than expected, and there can be no assurance that this system will be beneficial to the extent anticipated.

In an attempt to mitigate these risks, the Company has implemented and continues to evaluate security initiatives and business continuity plans.

Deterioration of labor relations or increases in labor costs could harm the Company’s business.

As of July 28, 2019, the Company had approximately 18,700 employees worldwide, of which approximately 3,220 were represented by labor unions, principally the United Food and Commercial Workers Union. A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities or contracted hog processing facilities resulting in work slowdowns or stoppages could harm the Company’s financial results. Union contracts at the Company's facilities in Algona, Iowa; Atlanta, Georgia; Austin, Minnesota; and Beloit, Wisconsin will expire during the fourth quarter of fiscal 2019, covering approximately 2,300 employees and negotiations are underway.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the Third Quarter of Fiscal 2019

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
April 29, 2019 – June 2, 2019	2,260,000	$39.61	2,260,000	5,179,721
June 3, 2019 – June 30, 2019	199,086	40.56	199,086	4,980,635
July 1, 2019 – July 28, 2019	222,400	40.56	222,400	4,758,235
Total	2,681,486	$39.76	2,681,486

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

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended July 28, 2019, formatted in Inline XBRL: (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Investment, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended July 28, 2019, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORMEL FOODS CORPORATION
(Registrant)

Date: September 3, 2019	By	/s/ JAMES N. SHEEHAN
JAMES N. SHEEHAN
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: September 3, 2019	By	/s/ JANA L. HAYNES
JANA L. HAYNES
Vice President and Controller
(Principal Accounting Officer)