Form 10-K
period 2019-10-27
HORMEL FOODS CORP /DE/
filed 2019-12-06
CIK 48465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 27, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to _________________________

Commission File Number: 1-2402

HORMEL FOODS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	41-0319970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Hormel Place	Austin	Minnesota	55912-3680
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code (507) 437-5611
Securities registered pursuant to Section 12(b) of the Act:

Title of each class			Trading Symbol	Name of each exchange on which registered
Common Stock	$0.01465	par value	HRL	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of April 28, 2019, was $11,072,534,818 based on the closing price of $39.94 on the last business day of the registrant’s most recently completed second fiscal quarter.
As of November 29, 2019, the number of shares outstanding of each of the registrant’s classes of common stock was as follows:
Common Stock, $0.01465 – Par Value 534,736,743 shares
Common Stock Non-Voting, $0.01 Par Value – 0 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held January 28, 2020, are incorporated by reference into Part III, Items 10-14. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

HORMEL FOODS CORPORATION

PART I
Item 1.  BUSINESS

General Development of Business

Hormel Foods Corporation, a Delaware corporation (the Company), was founded by George A. Hormel in 1891 in Austin, Minnesota, as Geo. A. Hormel & Company.  The Company started as a processor of meat and food products and continues in this line of business.  The Company’s name was changed to Hormel Foods Corporation on January 31, 1995.  The Company is primarily engaged in the production of a variety of meat and food products and the marketing of those products throughout the United States and internationally.  Although pork and turkey remain the major raw materials for its products, the Company has emphasized for several years the manufacturing and distribution of branded, value-added consumer items rather than the commodity fresh meat business.  The Company has continually expanded its product portfolio through organic growth and acquisitions.

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

On April 15, 2019, the Company completed the sale of CytoSport, Inc. (CytoSport), which includes the Muscle Milk® and Evolve® brands, to PepsiCo, Inc., and received final proceeds of $479.8 million. The divestiture resulted in a pretax gain of $16.5 million recognized in Selling, General and Administrative expense and a tax benefit of $17.0 million recognized within the Provision for Income Taxes on the Consolidated Statements of Operations.

On December 3, 2018, the Company completed the sale of its Fremont, Nebraska, processing facility to Wholestone Farms, LLC, for a final purchase price of $30.6 million.

On November 27, 2017, the Company acquired Columbus Manufacturing, Inc. (Columbus), an authentic premium deli meat and salami company, from Chicago-based Arbor Investments, for a final purchase price of $857.4 million.  The transaction was funded with cash on hand along with borrowing $375.0 million under a term loan facility and $375.0 million under a revolving credit facility.   Columbus specializes in authentic premium deli meat and salami and allows the Company to enhance its scale in the deli by broadening its portfolio of products, customers, and consumers.

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

The Company had no other significant change in the type of products produced or services rendered, or in the markets or methods of distribution, since the beginning of the 2019 fiscal year. The Company has not been involved in any bankruptcy, receivership, or similar proceedings during its history.

Segments

The Company develops, processes, and distributes a wide array of food products in a variety of markets.  The Company reports results in the following four segments:  Grocery Products, Refrigerated Foods, Jennie-O Turkey Store, and International & Other. At the beginning of fiscal 2019, the Hormel Deli Solutions division combined all deli businesses, including the Jennie-O Turkey Store deli division, into one division within the Refrigerated Foods segment. In addition, the ingredients business was realigned from the Grocery Products segment to the Refrigerated Foods segment. Segment results for fiscal years prior to 2019 have been adjusted to reflect these changes. Net sales to unaffiliated customers, operating profit, total assets, and the presentation of certain other financial information by segment, are reported in Note P - Segment Reporting of the Notes to Consolidated Financial Statements and in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

Description of Business

Products and Distribution
The Company’s products primarily consist of meat and other food products sold across multiple distribution channels such as U.S. Retail, U.S. Foodservice, U.S. Deli, and International. Total revenues contributed by classes of similar products and sales channels for the last three fiscal years are reported in Note P - Segment Reporting of the Notes to Consolidated Financial Statements.

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

Through HFIC, the Company markets its products in various locations throughout the world.  Some of the larger markets include Australia, Brazil, Canada, China, England, Japan, Mexico, Micronesia, the Philippines, Singapore, and South Korea.  The distribution of export sales to customers is by common carrier, while the China and Brazil operations own and operate their own delivery systems.  The Company, through HFIC, has licensed companies to manufacture various products internationally on a royalty basis, with the primary licensees being Danish Crown UK Ltd. and CJ CheilJedang Corporation.

As of October 27, 2019, the Company had approximately 970 direct sales representatives engaged in selling its products globally.

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

The majority of the hogs harvested for the Company are purchased under supply contracts from producers located principally in Minnesota and Iowa.  The cost of hogs and the utilization of the Company’s facilities are affected by both the level and the methods of pork production in the United States.  The Company uses supply contracts to ensure a stable supply of raw materials.  The Company’s contracts are based on market-based formulas and/or markets of certain swine production inputs, to better balance input costs with customer pricing, and all contract costs are fully reflected in the Company’s reported financial statements.  In fiscal 2019, the Company purchased 93 percent of its hogs under supply contracts.

In fiscal 2019, Jennie-O Turkey Store raised turkeys representing approximately 79 percent of the volume needed to meet its raw material requirements for branded turkey products and whole birds.  Turkeys not sourced within the Company are contracted with independent turkey growers. Jennie-O Turkey Store’s turkey-raising farms are located throughout Minnesota and Wisconsin.

Production costs in raising hogs and turkeys are subject primarily to fluctuations in grain prices and fuel costs.  To manage this risk, the Company hedges a portion of its anticipated purchases of grain using futures contracts.

The Company purchases other commodity based raw materials such as beef, pork, and chicken for use across all segments. Raw materials are obtained from various suppliers and manufacturers. The Company has long standing relationships with its sources of raw materials and expects to have an adequate supply for its present needs.

Additionally, the cost and supply of avocados, peanuts, and whey are impacted by the changing market forces of supply and demand, which can impact the cost of the Company’s products. The Company uses long-term supply contracts and forward buying in an attempt to manage these risks.

Manufacturing
The Company manufactures its products through various harvest and processing facilities along with custom manufacturers.

Environmental Matters
In addition to creating economic value, the Company is committed to building social value.  The Company recently launched its corporate responsibility platform, Our Food JourneyTM.  This journey consists of producing food responsibly for customers and consumers around the world by focusing on investing in people and partners, improving communities around the world, and creating products to improve the lives of others.  The capital expenditures associated with these commitments are not material with respect to the Company’s capital expenditures, earnings, or competitive position.

Patents and Trademarks
There are numerous patents and trademarks important to the Company’s business.  The Company holds 34 U.S. issued and 9 foreign patents.  Most of the trademarks the Company uses are registered in the U.S. and other countries.  Some of the more significant owned or licensed trademarks used by the Company or its affiliates are:

HORMEL, ALWAYS TENDER, APPLEGATE, AUSTIN BLUES, BACON 1, BLACK LABEL, BREAD READY, BURKE, CAFÉ H, CERATTI, CHI-CHI’S, COLUMBUS, COMPLEATS, CURE 81, DAN’S PRIZE, DI LUSSO, DINTY MOORE, DON MIGUEL, DOÑA MARIA, EMBASA, FAST ‘N EASY, FIRE BRAISED, FONTANINI, HERDEZ, HORMEL GATHERINGS, HORMEL VITAL CUISINE, HOUSE OF TSANG, JENNIE-O, JUSTIN’S, LA VICTORIA, LAYOUT, LLOYD’S, MARY KITCHEN, NATURAL CHOICE, OLD SMOKEHOUSE, OVEN READY, PILLOW PACK, ROSA GRANDE, SKIPPY, SPAM, SPECIAL RECIPE, THICK & EASY, VALLEY FRESH, and WHOLLY.

The Company’s patents expire after a term that is typically 20 years from the date of filing, with earlier expiration possible based on the Company’s decision to pay required maintenance fees.  As long as the Company continues to use its trademarks, they are renewed indefinitely.

Customers and Backlog Orders
During fiscal 2019, sales to Walmart Inc. (Walmart) represented approximately 13.5 percent of the Company’s revenues (measured as gross sales less returns and allowances), compared to 13.6 percent in fiscal 2018.  Walmart is a customer for all four segments of the Company.  The five largest customers in each segment make up approximately the following percentage of segment sales: 45 percent of Grocery Products, 35 percent of Refrigerated Foods, 52 percent of Jennie-O Turkey Store, and 16 percent of International & Other.  The loss of one or more of the top customers in any of these segments could have a material adverse effect on the results of such segment.  Backlog orders are not significant due to the perishable nature of a large portion of the products.  Orders are accepted and shipped on a current basis.

Competition
The production and sale of meat and food products in the United States and internationally is highly competitive.  The Company competes with manufacturers of pork and turkey products, as well as national and regional producers of other meat and protein sources, such as beef, chicken, fish, peanut butter, and whey.  The Company believes its largest domestic competitors for its Refrigerated Foods segment in 2019 were Tyson Foods, Inc. and Smithfield Foods, Inc.; for its Grocery Products segment, Conagra Brands, Inc., General Mills, Inc., Campbell Soup Co., J. M. Smucker Co., and Treehouse Foods Inc.; and for Jennie-O Turkey Store, Cargill, Inc. and Butterball, LLC.

All segments compete on the basis of price, product quality and attributes, brand identification, breadth of product line, and customer service.  Through aggressive marketing and strong quality assurance programs, the Company’s strategy is to provide higher quality products that possess strong brand recognition, which then supports higher value perceptions from customers.

Employees
As of October 27, 2019, the Company had approximately 18,800 active domestic and foreign employees.

Available Information

The Company makes available its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 on its website at www.hormelfoods.com.  These reports are accessible under the caption, “Investors – Filings & Reports – SEC Filings” on the Company’s website and are available as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). These filings are also available on the SEC's website at www.sec.gov. The documents are available in print, free of charge, to any stockholder who requests them.

Information About Executive Officers

		CURRENT OFFICE AND PREVIOUS
NAME	AGE	FIVE YEARS EXPERIENCE	DATES
James P. Snee	52	Chairman of the Board, President and Chief Executive Officer	11/20/17 to Present
		President and Chief Executive Officer	10/31/16 to 11/19/17
		President and Chief Operating Officer	10/26/15 to 10/30/16
		Group Vice President/President Hormel Foods International Corporation	10/29/12 to 10/25/15

James N. Sheehan	64	Executive Vice President and Chief Financial Officer	01/29/19 to Present
		Senior Vice President and Chief Financial Officer	10/31/16 to 01/28/19
		Vice President and Chief Accounting Officer	05/30/16 to 10/30/16
		Vice President and Controller	05/01/00 to 05/29/16

Deanna T. Brady	54	Executive Vice President (Refrigerated Foods)	10/28/19 to Present
		Group Vice President/President Consumer Product Sales	10/26/15 to 10/27/19
		Group Vice President (Foodservice)	10/28/13 to 10/25/15

Thomas R. Day	61	Executive Vice President (Refrigerated Foods)	2/12/18 to Present
			(retires 01/26/20)
		Group Vice President (Refrigerated Foods)	10/28/13 to 2/11/18

Glenn R. Leitch	59	Executive Vice President (Supply Chain)	12/04/17 to Present
		Group Vice President/President Jennie-O Turkey Store, Inc.	10/31/11 to 12/03/17

PJ Connor	50	Group Vice President/President Consumer Product Sales	10/28/19 to Present
		Vice President (Senior Vice President Consumer Product Sales)	10/31/11 to 10/27/19

Luis G. Marconi	53	Group Vice President (Grocery Products)	10/31/16 to Present
		Vice President (Grocery Products Marketing)	03/05/12 to 10/30/16

James M. Splinter	57	Group Vice President (Corporate Strategy)	10/31/16 to Present
		Group Vice President (Grocery Products)	11/01/10 to 10/30/16

Larry L. Vorpahl	56	Group Vice President/President Hormel Foods International Corporation	10/26/15 to Present
		Group Vice President/President Consumer Products Sales	10/31/05 to 10/25/15

Mark A. Coffey	57	Senior Vice President (Supply Chain and Manufacturing)	03/28/17 to Present
		Vice President (Supply Chain)	02/06/17 to 03/27/17
		Vice President (Affiliated Businesses)	10/31/11 to 02/05/17

Janet L. Hogan	55	Senior Vice President (Human Resources)	03/28/17 to Present
		Vice President (Human Resources)	01/18/17 to 03/27/17
		Senior Vice President (Human Resources), ProQuest LLC	02/02/16 to 01/17/17
		Executive Vice President, Chief Human Resources Officer, Oshkosh Corporation	05/02/14 to 02/01/16

Steven J. Lykken	49	Senior Vice President/President Jennie-O Turkey Store, Inc.	12/04/17 to Present
		President Applegate Farms, LLC	04/11/16 to 12/03/17
		Chief Operating Officer Applegate Farms, LLC	08/17/15 to 04/10/16
		Senior Vice President Jennie-O Turkey Store, Inc. (Commodity/ Supply Chain)	06/06/11 to 08/16/15

Lori J. Marco	52	Senior Vice President (External Affairs) and General Counsel	03/30/15 to Present
		Vice President (External Affairs) and General Counsel	01/24/11 to 03/29/15

Kevin L. Myers, Ph.D.	54	Senior Vice President (Research and Development and Quality Control)	03/30/15 to Present
		Vice President (Research and Development)	10/28/13 to 03/29/15

Jana L. Haynes	47	Vice President and Controller	05/30/16 to Present
		Director of Investor Relations	10/28/13 to 05/29/16

Gary L. Jamison	54	Vice President and Treasurer	5/30/16 to Present
		Vice President and Chief Financial Officer Jennie-O Turkey Store, Inc.	12/31/12 to 05/29/16

No family relationship exists among the executive officers.

Executive officers are designated annually by the Board of Directors at the first meeting following the Annual Meeting of Stockholders.  Vacancies may be filled and additional officers elected at any time. The May 2018 bylaw amendments delegated the authority to appoint and remove Vice Presidents (other than Executive Vice Presidents, Group Vice Presidents, and Senior Vice Presidents) to the Company’s Chief Executive Officer.

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

The pathogens that may cause food contamination are found generally in livestock and in the environment and thus may be present in our products. These pathogens can also be introduced to our products as a result of improper handling or cooking by customers or consumers. We do not have control over handling procedures once our products have been shipped for distribution. If one or more of these risks were to materialize, the Company’s brand and business reputation could be negatively impacted. In addition, revenues could decrease, costs of doing business could increase, and the Company’s operating results could be adversely affected.

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
The Company is subject to risks associated with the outbreak of disease in pork and beef livestock, and poultry flocks, including African swine fever (ASF), Bovine Spongiform Encephalopathy (BSE), pneumo-virus, Porcine Circovirus 2 (PCV2), Porcine Reproduction & Respiratory Syndrome (PRRS), Foot-and-Mouth Disease (FMD), Porcine Epidemic Diarrhea Virus (PEDv), and Highly Pathogenic Avian Influenza (HPAI). The outbreak of such diseases could adversely affect the Company’s supply of raw materials, increase the cost of production, reduce utilization of the Company’s harvest facilities, and reduce operating margins. Additionally, the outbreak of disease may hinder the Company’s ability to market and sell products both domestically and internationally.

Most recently, the outbreak of ASF in China has eliminated over 30 percent of that country's hog herd compared to last year, according to the Ministry of Agriculture and Rural Affairs of the People's Republic of China. The disease has also spread to additional countries in Asia and Europe. If an outbreak of ASF were to occur in the United States, the Company's supply of hogs and pork could be materially impacted.

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

Jennie-O Turkey Store raises turkeys and contracts with turkey growers to meet its raw material requirements for whole birds and processed turkey products. Results in these operations are affected by the cost and supply of feed grains, which fluctuate due to climate conditions, production forecasts, and supply and demand conditions at local, regional, national, and worldwide markets. The Company attempts to manage some of its short-term exposure to fluctuations in feed prices by forward buying, using futures contracts, and pursuing pricing advances. However, these strategies may not be adequate to overcome sustained increases in market prices due to alternate uses for feed grains or other changes in these market conditions.

The supplies of natural and organic proteins may impact the Company’s ability to ensure a continuing supply of these products. To mitigate this risk, the Company partners with multiple long-term suppliers.

International trade barriers and other restrictions could result in decreased foreign demand and increased domestic supply of proteins, thereby potentially lowering prices. The Company occasionally utilizes in-country production to limit this exposure.

Market demand for the Company’s products may fluctuate. The Company faces competition from producers of alternative meats and protein sources, including pork, beef, turkey, chicken, fish, nut butters, whey, and plant-based proteins. The factors on which the Company competes include:

▪	price;

▪	product quality and attributes;

▪	brand identification;

▪	breadth of product line; and

▪	customer service.

Demand for the Company’s products is also affected by competitors’ promotional spending, the effectiveness of the Company’s advertising and marketing programs, and consumer perceptions. Failure to identify and react to changes in food trends such as sustainability of product sources and animal welfare could lead to, among other things, reduced demand for the Company’s brands and products. The Company may be unable to compete successfully on any or all of these factors in the future.

The Company’s operations are subject to the general risks associated with acquisitions and divestitures. The Company has made several acquisitions and divestitures in recent years that align with the Company’s strategic initiative of delivering long-term value to shareholders. The Company regularly reviews strategic opportunities to grow through acquisitions and to divest non-strategic assets. Potential risks associated with these transactions include the the inability to consummate a transaction on favorable terms, the diversion of management's attention from other business concerns, the potential loss of key employees and customers of current or acquired companies, the inability to integrate or divest operations successfully, the possible assumption of unknown liabilities, potential disputes with buyers or sellers, potential impairment charges if purchase assumptions are not achieved, and the inherent risks in entering markets or lines of business in which the Company has limited or no prior experience. Any or all of these risks could impact the Company’s financial results and business reputation. In addition, acquisitions outside the United States may present unique challenges and increase the Company's exposure to the risks associated with foreign operations.

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
The Company’s operations are subject to the general risks of litigation. The Company is involved on an ongoing basis in litigation arising in the ordinary course of business. Trends in litigation may include class actions involving employees, consumers, competitors, suppliers, shareholders, or injured persons, and claims relating to product liability, contract disputes, intellectual property, advertising, labeling, wage and hour laws, employment practices, or environmental matters. Litigation trends and the outcome of litigation cannot be predicted with certainty and adverse litigation trends and outcomes could negatively affect the Company’s financial results.

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

The Company is subject to stringent environmental regulation and potentially subject to environmental litigation, proceedings, and investigations. The Company’s past and present business operations and ownership and operation of real property are subject to stringent federal, state, and local environmental laws and regulations pertaining to the discharge of materials into the environment and the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to protection of the environment. Compliance with these laws and regulations, as well as any modifications, is material to the Company’s business. Some of the Company’s facilities have been in operation for many years and, over time, the Company and other prior operators of these facilities may have generated and disposed of wastes that now may be considered hazardous. Future discovery of contamination of property underlying or in the vicinity of the Company’s present or former properties or manufacturing facilities and/or waste disposal sites could require the Company to incur additional expenses related to additional investigation, assessment or other requirements. The occurrence of any of these events, the implementation of new laws and regulations, or stricter interpretation of existing laws or regulations could adversely affect the Company’s financial results.

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

In addition, the Company is in the middle of a transformation project (Project Orion) to achieve better analytics, customer service, and process efficiencies through the use of Oracle Cloud Solutions. This project is expected to improve the efficiency and effectiveness of certain financial and business transaction processes and the underlying systems environment. Implementation is expected to occur in phases over the next several years, beginning in fiscal 2020. Such an implementation is a major undertaking from a financial, management, and personnel perspective. The implementation of the enterprise resource planning system may prove to be more difficult, costly, or time consuming than expected, and there can be no assurance that this system will be beneficial to the extent anticipated.

In an attempt to mitigate these risks, the Company has implemented and continues to evaluate security initiatives and business continuity plans.

Deterioration of labor relations or increases in labor costs could harm the Company’s Business. As of October 27, 2019, the Company had approximately 18,800 employees worldwide, of which approximately 3,310 were represented by labor unions, principally the United Food and Commercial Workers Union. A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities or contracted hog processing facilities resulting in work slowdowns or stoppages could harm the Company’s financial results. The union contract at one of the Company's facilities will expire during fiscal 2020, covering less than 200 employees. Negotiations are expected to begin in December 2019.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

The Company's global headquarters are located in Austin, Minnesota. The Company has various processing plants, warehouses, and operational facilities, mainly in the states of Iowa, Minnesota, Illinois, and Wisconsin. The Company maintains a national sales force through strategic placement of sales offices throughout the United States. Properties are also maintained internationally to support global processing and sales. The majority of Company property is owned. Leased property is used as needed for Company production and sales. Property leases range in duration from one to twelve years.

Area* (Square feet)	Refrigerated Foods	Grocery Products	Jennie-O Turkey Store	International & Other	Corporate	Total
Processing Plants	4,528,000	1,648,000	1,987,000	1,243,000		9,406,000
Warehouse/Distribution Centers	497,000	832,000	140,000	79,000		1,548,000
Live Production	815,000		313,000			1,128,000
Administrative/Sales/Research	65,000	6,000	66,000	34,000	559,000	730,000
Total	5,905,000	2,486,000	2,506,000	1,356,000	559,000	12,812,000
 *Many of the Company’s properties are utilized by more than one segment. These facilities are reflected in the principal segment for presentation purposes. Additionally, turkey growout facilities are excluded.

The Company believes its operating facilities are well maintained and suitable for current production volumes. The Company regularly engages in construction and other capital improvement projects with a focus on value-added capacity projects and automation.

Item 3.  LEGAL PROCEEDINGS

The Company is a party to various legal proceedings related to the ongoing operation of its business, including claims both by and against the Company.  At any time, such proceedings typically involve claims related to product liability, intellectual property, contract disputes, wage and hour laws, employment practices, or other actions brought by employees, consumers, competitors, or suppliers.  Resolution of any currently known matters, either individually or in the aggregate, is not expected to have a material effect on the Company’s financial condition, results of operations, or liquidity.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information
Hormel Foods Corporation’s common stock is traded on the New York Stock Exchange under the symbol HRL. The CUSIP number is 440452100.

Holders
There are approximately 12,600 record stockholders and 136,000 stockholders whose shares are held in street name by brokerage firms and financial institutions.

There were no issuer purchases of equity securities in the fourth quarter of fiscal 2019. The maximum number of shares that may yet be purchased under the plans or programs as of October 27, 2019 is 4,758,235. On January 29, 2013, the Company's Board of Directors authorized the repurchase of 10,000,000 shares of its common stock with no expiration date.  On January 26, 2016, the Board of Directors approved a two-for-one split of the Company’s common stock to be effective January 27, 2016.  As part of the stock split resolution, the number of shares remaining to be repurchased was adjusted proportionately.

Dividends
The Company has paid dividends for 365 consecutive quarters. The annual dividend rate for fiscal 2020 was increased 11 percent percent to $0.93 per share, representing the 54th consecutive annual dividend increase. The Company is dedicated to returning excess cash flow to shareholders through dividend payments.

Shareholder return performance graph
The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend-reinvested basis, for the Company, the S&P 500 Index, and the S&P 500 Packaged Foods & Meats Index for the five years ended October 27, 2019. The graph assumes $100 was invested in each, as of the market close on October 27, 2014. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Item 6.  SELECTED FINANCIAL DATA

The information set forth below for the five years ended October 27, 2019, is not necessarily indicative of results of future operations. To fully understand factors that may affect the comparability of the information presented below, this information should be read in conjunction with Part I-Item 1 Business, Part II-Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and related notes thereto included in Part II-Item 8 Financial Statements and Supplementary Data of this Form 10-K.

(in thousands, except per share amounts)	2019	2018	2017	2016*	2015**
Operations
Net Sales	$9,497,317	$9,545,700	$9,167,519	$9,523,224	$9,263,863
Net Earnings Attributable to Hormel Foods Corporation	978,806	1,012,140	846,735	890,052	686,088
% of net sales	10.31%	10.60%	9.24%	9.35%	7.41%
EBIT(1)	1,195,923	1,179,519	1,276,374	1,312,918	1,055,612
% of net sales	12.59%	12.36%	13.92%	13.79%	11.39%
EBITDA(2)	1,361,132	1,341,377	1,407,351	1,444,886	1,189,046
% of net sales	14.33%	14.05%	15.35%	15.17%	12.84%
Return on Invested Capital(3)	15.63%	16.24%	16.30%	18.89%	15.47%
Financial Position
Total Assets	$8,109,004	$8,142,292	$6,975,908	$6,370,067	$6,139,831
Long-term Obligations, including capital leases	269,713	624,840	250,000	250,000	250,000
Hormel Foods Corporation Shareholders’ Investment	5,921,458	5,600,811	4,935,907	4,448,006	3,998,198
Cash Flows
Capital Expenditures	293,838	389,607	221,286	255,524	144,063
Acquisitions of Businesses	—	857,668	520,463	280,889	770,587
Proceeds from Sale of Business	479,806	—	135,944	110,149	—
Share Repurchase	174,246	46,898	94,487	87,885	24,928
Dividends Paid	437,053	388,107	346,010	296,493	250,834
Common Stock
Weighted-Average Shares Outstanding – Basic	534,578	530,742	528,363	529,290	528,143
Weighted-Average Shares Outstanding – Diluted	545,232	543,869	539,116	542,473	541,002
Earnings Per Share – Basic	$1.83	$1.91	$1.60	$1.68	$1.30
Earnings Per Share – Diluted	1.80	1.86	1.57	1.64	1.27
Dividends Declared per Share	0.84	0.75	0.68	0.58	0.50
Hormel Foods Corporation Shareholders’ Investment per Share	11.08	10.49	9.34	8.42	7.57

The Company provides EBIT, EBITDA, and Return on Invested Capital because these measures are useful to management and investors as indicators of operating strength relative to prior years and are commonly used to benchmark the Company’s performance. These measures are calculated as follows:

(in thousands)	2019	2018	2017	2016*	2015**
(1) EBIT:
Net Earnings Attributable to Hormel Foods Corporation	$978,806	$1,012,140	$846,735	$890,052	$686,088
Plus: Income Tax Expense	230,567	168,702	431,542	426,698	369,879
Plus: Interest Expense	18,070	26,494	12,683	12,871	13,111
Less: Interest and Investment Income***	31,520	27,817	14,586	16,703	13,466
EBIT	$1,195,923	$1,179,519	$1,276,374	$1,312,918	$1,055,612
(2) EBITDA:
EBIT per (1) above	1,195,923	1,179,519	1,276,374	1,312,918	1,055,612
Plus: Depreciation and Amortization	165,209	161,858	130,977	131,968	133,434
EBITDA	$1,361,132	$1,341,377	$1,407,351	$1,444,886	$1,189,046
(3) Return on Invested Capital:
EBIT per (1) above	1,195,923	1,179,519	1,276,374	1,312,918	1,055,612
X (1 – Effective Tax Rate****)	80.93%	85.71%	66.24%	67.59%	64.97%
After-tax EBIT	$967,860	$1,010,966	$845,470	$887,401	$685,831
Divided by:
Total Debt, including capital leases	269,713	624,840	250,000	250,000	435,000
Hormel Foods Corporation Shareholders’ Investment	5,921,458	5,600,811	4,935,907	4,448,006	3,998,198
Total Debt and Shareholders’ Investment	$6,191,171	$6,225,651	$5,185,907	$4,698,006	$4,433,198
Return on Invested Capital	15.63%	16.24%	16.30%	18.89%	15.47%

* Fiscal 2016 included 53 weeks.
** Shares and per share figures have been restated to reflect the two-for-one stock split distributed on February 9, 2016.
*** Adjusted due to the adoption of Accounting Standards Update (ASU) 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715). See Note A - Summary of Significant Accounting Policies.
**** Excluding earnings attributable to noncontrolling interests.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Executive Overview

Fiscal 2019: Sales for the year were $9.5 billion, a 1 percent decline from last year. Sales decreased primarily due to the divestiture of CytoSport. Organic net sales1 were up 1 percent. (1See explanation of non-GAAP financial measures in the Consolidated Results section). Pretax earnings increased 2 percent to $1,209.7 million. Profit growth from the value-added businesses in Refrigerated Foods and lower selling, general and administrative expenses more than offset a significant decline in commodity profits and lower equity in earnings of affiliates. A higher effective tax rate drove net earnings attributable to the Company lower by 3 percent to $978.8 million, compared to net earnings of $1,012.1 million last year. The effective tax rate in fiscal 2019 increased primarily due to the impact of the Tax Cuts and Jobs Act (Tax Act) recognized in fiscal 2018. Diluted earnings per share for fiscal 2019 were $1.80, a 3 percent decrease compared to $1.86 per share last year.

Refrigerated Foods segment results exceeded last year due to growth from the value-added businesses, including strong results from foodservice products such as Hormel® FirebraisedTM meats and pizza toppings. Retail sales of Hormel® Black Label® convenience bacon and Columbus® deli items also contributed to overall growth, helping to offset a significant decline in commodity profits. The Jennie-O Turkey Store segment was negatively impacted by lost retail distribution due to two voluntary product recalls in the first quarter of fiscal 2019 and low commodity prices resulting from continued industry oversupply. Grocery Products segment financial performance was down due to lower Skippy® peanut butter pricing and a reduction in MegaMex Foods, LLC (MegaMex) equity in earnings compared to fiscal 2018. International & Other segment results declined primarily by the impact of tariffs and global trade uncertainty affecting fresh pork exports.

Our Company continued to reinvest into the business through capital expenditures while returning cash back to shareholders in the form of dividends and share repurchases. Capital expenditures were $293.8 million in fiscal 2019. Notable projects included the preliminary phases of the Burke pizza toppings plant expansion, a new dry sausage facility in Nebraska, Project Orion, and many other items to support growth of branded products. The annual dividend for 2020 will be $0.93 per share and marks the 54th consecutive year of dividend increases, representing an increase of 11 percent after a 12 percent increase in fiscal 2019. We repurchased 4.3 million shares of common stock in fiscal 2019, spending $174.2 million.

In December, the Company completed the sale of its Fremont, Nebraska, processing facility to Wholestone Farms, LLC, for $30.6 million. Additionally, in April, the Company completed the sale of its CytoSport business to PepsiCo, Inc., for $479.8 million.

Fiscal 2020 Outlook: We expect to grow sales and pretax profits in fiscal 2020. Our branded, value-added businesses within Refrigerated Foods continue to be well-positioned for growth in the foodservice, retail, and deli channels. Positive momentum in brands such as Hormel® Bacon 1TM, Hormel® Natural Choice®, Applegate®, Columbus® and Hormel® Fire BraisedTM should help mitigate the risk of higher input prices and volatility due to African swine fever. Operational improvements, continued industry recovery, and regained lean ground turkey distribution at Jennie-O Turkey Store are expected to return the segment to growth. The International & Other segment plans to grow sales and earnings while managing through challenges due to African swine fever and global trade uncertainty. We expect contributions from branded items such as the SPAM® family of products, Wholly® guacamole dips, Herdez® salsas and sauces, and Skippy® peanut butter to help offset the impact of the CytoSport sale to the Grocery Products segment in fiscal 2019. Additionally, we expect continued cost reductions from our supply chain organization and will begin implementation of Project Orion during fiscal 2020.

We plan to support our numerous iconic brands with continued advertising in fiscal 2020. Strong cash flow, along with a solid balance sheet, will enable us to continue to return cash to shareholders while investing capital into our value-added businesses. We will open a new $150 million expansion at our Burke facility in the third quarter of fiscal 2020, which will provide much needed capacity to grow our pizza toppings business in foodservice.

Results of Operations

OVERVIEW

The Company is a processor of branded and unbranded food products for retail, foodservice, deli, and commercial customers. At the beginning of fiscal 2019, the Hormel Deli Solutions division combined all deli businesses, including the Jennie-O Turkey Store deli division, into one division within the Refrigerated Foods segment. In addition, the ingredients business was realigned from the Grocery Products segment to the Refrigerated Foods segment. Periods presented herein have been recast to reflect this change. Periods presented have also been adjusted due to the adoption of Accounting Standards Update (ASU) 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715). See Note A - Summary of Significant Accounting Policies for more information.

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

The Company’s fiscal year consisted of 52 weeks in fiscal years 2019, 2018, and 2017.

FISCAL YEARS 2019 AND 2018

CONSOLIDATED RESULTS

Net Earnings and Diluted Earnings Per Share

	Fourth Quarter Ended			Year Ended
(in thousands, except per share amounts)	October 27, 2019	October 28, 2018	% Change	October 27, 2019	October 28, 2018	% Change
Net Earnings	$255,503	$261,406	(2.3)	$978,806	$1,012,140	(3.3)
Diluted Earnings Per Share	0.47	0.48	(2.1)	1.80	1.86	(3.2)

Volume and Net Sales

	Fourth Quarter Ended			Year Ended
(in thousands)	October 27, 2019	October 28, 2018	% Change	October 27, 2019	October 28, 2018	% Change
Volume (lbs.)	1,236,877	1,265,292	(2.2)	4,737,281	4,798,178	(1.3)
Organic Volume(1)	1,236,877	1,226,641	0.8	4,737,281	4,721,637	0.3
Net Sales	$2,501,513	$2,524,697	(0.9)	$9,497,317	$9,545,700	(0.5)
Organic Net Sales(1)	2,501,513	2,451,049	2.1	9,497,317	9,399,603	1.0

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

Organic net sales and organic volume are defined as net sales and volume excluding the impact of acquisitions and divestitures. Organic net sales and organic volume exclude the impacts of the CytoSport divestiture (April 2019) in the Grocery Products and International & Other segments. The tables below show the calculations to reconcile from the GAAP measures to the non-GAAP adjusted measures in the fourth quarter and year-to-date of fiscal 2019 and fiscal 2018.

Reconciliation of Non-GAAP Measures

4th Quarter
Volume (lbs.)

	FY19	FY 2018
(in thousands)	Reported (GAAP)	Reported (GAAP)	Divestitures	Organic (Non-GAAP)	Organic % change
Grocery Products	313,489	346,214	(37,394)	308,820	1.5
Refrigerated Foods	598,474	592,298	—	592,298	1.0
Jennie-O Turkey Store	242,421	231,180	—	231,180	4.9
International & Other	82,493	95,600	(1,257)	94,343	(12.6)
Total Volume	1,236,877	1,265,292	(38,651)	1,226,641	0.8

Net Sales

	FY 2019	FY 2018
(in thousands)	Reported (GAAP)	Reported (GAAP)	Divestitures	Organic (Non-GAAP)	Organic % change
Grocery Products	$584,085	$648,244	$(71,415)	$576,829	1.3
Refrigerated Foods	1,373,009	1,321,784	—	1,321,784	3.9
Jennie-O Turkey Store	398,512	388,278	—	388,278	2.6
International & Other	145,907	166,391	(2,233)	164,158	(11.1)
Total Net Sales	$2,501,513	$2,524,697	$(73,648)	$2,451,049	2.1

Full Year
Volume (lbs.)

	FY 2019	FY 2018
(in thousands)	Reported (GAAP)	Reported (GAAP)	Divestitures	Organic (Non-GAAP)	Organic % change
Grocery Products	1,283,492	1,328,693	(73,915)	1,254,778	2.3
Refrigerated Foods	2,325,156	2,327,140	—	2,327,140	(0.1)
Jennie-O Turkey Store	789,337	784,655	—	784,655	0.6
International & Other	339,296	357,690	(2,626)	355,064	(4.4)
Total Volume	4,737,281	4,798,178	(76,541)	4,721,637	0.3

Net Sales

	FY 2019	FY 2018
(in thousands)	Reported (GAAP)	Reported (GAAP)	Divestitures	Organic (Non-GAAP)	Organic % change
Grocery Products	$2,369,317	$2,480,367	$(141,401)	$2,338,966	1.3
Refrigerated Foods	5,210,741	5,109,881	—	5,109,881	2.0
Jennie-O Turkey Store	1,323,783	1,331,013	—	1,331,013	(0.5)
International & Other	593,476	624,439	(4,696)	619,743	(4.2)
Total Net Sales	$9,497,317	$9,545,700	$(146,097)	$9,399,603	1.0

The decrease in net sales for the fourth quarter of fiscal 2019 was related primarily to the divestiture of CytoSport. Organic net sales increased 2 percent as increased sales of whole-bird and commodity business at Jennie-O Turkey Store, Hormel® Black Label® bacon, the SPAM® family of products, and Hormel® Bacon 1TM cooked bacon more than offset lower retail sales at Jennie-O Turkey Store and lower sales of Skippy® peanut butter.
For fiscal 2019, the decrease in net sales was related primarily to the divestiture of CytoSport. Organic net sales grew 1 percent over last year driven by strong value-added sales in Refrigerated Foods, led by Hormel® Bacon 1TM cooked bacon, Hormel® Fire BraisedTM products, and Hormel® Natural Choice® items, despite weak retail sales of Jennie-O Turkey Store products and declines in international pork exports.
In fiscal 2020, the Company expects net sales growth with contributions from value-added products and innovation. Momentum in Refrigerated Foods across the foodservice and retail channels is expected to continue, with meaningful growth coming from brands such as Hormel® Natural Choice®, Applegate®, Hormel® Bacon 1TM, and Hormel® Fire BraisedTM. The deli division is expected to continue to grow the Columbus® brand. The International & Other segment plans to show growth in China, Brazil, and through increased branded export sales of SPAM® luncheon meat and Skippy® peanut butter. Jennie-O Turkey Store is expecting sales growth due to increases in turkey commodity markets and regained distribution of Jennie-O® branded products. Growth from products such as Wholly® guacamole dips, Herdez® salsas and sauces, the SPAM® family of products, and Skippy® P.B. and Jelly Minis in the Grocery Products segment should offset the impact of the CytoSport divestiture.

Cost of Products Sold

	Fourth Quarter Ended			Year Ended
	October 27,	October 28,		October 27,	October 28,
(in thousands)	2019	2018	% Change	2019	2018	% Change
Cost of Products Sold	$2,007,790	$1,991,369	0.8	$7,612,669	$7,566,227	0.6

Cost of products sold for the fourth quarter and full year increased as higher raw material and operational costs more than offset the impact from the divestiture of CytoSport and supply chain cost savings.

Gross Profit

	Fourth Quarter Ended			Year Ended
	October 27,	October 28,		October 27,	October 28,
(in thousands)	2019	2018	% Change	2019	2018	% Change
Gross Profit	$493,723	$533,328	(7.4)	$1,884,648	$1,979,473	(4.8)
Percentage of Net Sales	19.7%	21.1%		19.8%	20.7%

Consolidated gross profit as a percentage of net sales declined in the fourth quarter due to reduced commodity profitability in Refrigerated Foods and weaker margins for the International & Other segment. For the full year, reduced commodity profitability in Refrigerated Foods, weaker sales mix at Jennie-O Turkey Store, and lower Skippy® peanut butter pricing in Grocery Products drove the decline in gross profit as a percentage of net sales.

In fiscal 2020, protein input costs are expected to be higher and demonstrate volatility. This could negatively impact the Refrigerated Foods, Grocery Products, and International & Other segments until pricing can be passed through. Positive mix shift and, higher pricing, if necessary, are expected to mitigate higher input costs. Jennie-O Turkey Store should benefit from improvements to operations, higher commodity markets, and improved sales mix. The global trade environment, potential impact of African swine fever, and market volatility pose the largest threats to the Company's profitability.

Selling, General and Administrative (SG&A)

	Fourth Quarter Ended			Year Ended
	October 27,	October 28,		October 27,	October 28,
(in thousands)	2019	2018	% Change	2019	2018	% Change
SG&A	$183,795	$205,287	(10.5)	$727,584	$841,205	(13.5)
Percentage of Net Sales	7.3%	8.1%		7.7%	8.8%

For the fourth quarter of fiscal 2019, SG&A expenses decreased primarily due to the CytoSport divestiture. For fiscal 2019, SG&A expenses declined due to the impacts from the CytoSport divestiture and a legal settlement.  Selling expenses were also favorable compared to fiscal 2018.

Due to the CytoSport divestiture, advertising investments in the fourth quarter and full year declined.

In fiscal 2020, the Company intends to continue building brand awareness through advertising investments in key brands such as Hormel® Natural Choice®, Hormel® Black Label®, SPAM®, Skippy®, Wholly®, Herdez®, and Jennie-O®.

Research and development continues to be a vital part of the Company's strategy to extend existing brands and expand into new branded items. Research and development expenses were $8.4 million and $32.5 million for the fiscal 2019 fourth quarter and year, respectively, compared to $8.7 million and $33.8 million for the corresponding periods in fiscal 2018.

Goodwill/Intangible Impairment

An impairment charge related to the CytoSport trademark totaling $17.3 million was recorded in the fourth quarter of fiscal 2018.

Equity in Earnings of Affiliates

	Fourth Quarter Ended			Year Ended
	October 27,	October 28,		October 27,	October 28,
(in thousands)	2019	2018	% Change	2019	2018	% Change
Equity in Earnings of Affiliates	$11,068	$8,814	25.6	$39,201	$58,972	(33.5)

Results for the fourth quarter increased due to improved results from MegaMex. For fiscal 2019, equity in earnings of affiliates was lower due to significantly higher avocado costs negatively impacting MegaMex earnings in the third quarter of 2019 and the effect of a non-operating tax benefit recognized in the first quarter of fiscal 2018.

The Company accounts for its majority-owned operations under the consolidation method. Investments in which the Company owns a minority interest, and for which there are no other indicators of control, are accounted for under the equity or cost method. These investments, along with receivables from other affiliates, are included in the Consolidated Statements of Financial Position as investments in and receivables from affiliates. The composition of this line item at October 27, 2019, was as follows:

(in thousands)	Investments/Receivables
Country
United States	$218,592
Foreign	70,565
Total	$289,157

Effective Tax Rate

	Fourth Quarter Ended		Year Ended
	October 27,	October 28,	October 27,	October 28,
	2019	2018	2019	2018
Effective Tax Rate	21.0%	18.7%	19.1%	14.3%

The effective tax rate for both the fourth quarter and fiscal year reflects the impact of The Tax Cuts and Jobs Act, signed into law on December 22, 2017. Fiscal 2018 included a net tax benefit of $72.9 million representing a benefit of $81.2 million from re-measuring the Company’s net U.S. deferred tax liabilities, partially offset by the Company’s accrual for the transition tax and other U.S. tax law changes of $8.3 million. In addition to tax reform, the tax impacts of the CytoSport divestiture and stock-based compensation were the main drivers of the Company's fiscal 2019 effective tax rates for the fourth quarter and fiscal year compared to the prior year. For additional information, refer to Note K - Income Taxes.

The Company expects the effective tax rate in fiscal 2020 to be between 20.5 and 22.5 percent.

SEGMENT RESULTS

Net sales and operating profits for each of the Company’s reportable segments are set forth below. The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets. Therefore, the Company does not represent that these segments, if operated independently, would report the operating profit and other financial information shown below. Additional segment financial information can be found in Note P - Segment Reporting.

	Fourth Quarter Ended			Year Ended
	October 27,	October 28,		October 27,	October 28,
(in thousands)	2019	2018	% Change	2019	2018	% Change
Net Sales
Grocery Products	$584,085	$648,244	(9.9)	$2,369,317	$2,480,367	(4.5)
Refrigerated Foods	1,373,009	1,321,784	3.9	5,210,741	5,109,881	2.0
Jennie-O Turkey Store	398,512	388,278	2.6	1,323,783	1,331,013	(0.5)
International & Other	145,907	166,391	(12.3)	593,476	624,439	(5.0)
Total Net Sales	$2,501,513	$2,524,697	(0.9)	$9,497,317	$9,545,700	(0.5)
Segment Profit
Grocery Products	$80,923	$79,082	2.3	$339,497	$353,266	(3.9)
Refrigerated Foods	189,287	194,573	(2.7)	681,763	670,948	1.6
Jennie-O Turkey Store	41,031	38,744	5.9	117,962	131,846	(10.5)
International & Other	17,455	24,802	(29.6)	75,513	88,953	(15.1)
Total Segment Profit	328,696	337,201	(2.5)	1,214,735	1,245,013	(2.4)
Net Unallocated Expense	5,065	15,787	67.9	5,362	64,171	(91.6)
Noncontrolling Interest	63	90	(30.0)	342	442	(22.6)
Earnings Before Income Taxes	$323,694	$321,504	0.7	$1,209,715	$1,181,284	2.4

Grocery Products

	Fourth Quarter Ended			Year Ended
	October 27,	October 28,		October 27,	October 28,
(in thousands)	2019	2018	% Change	2019	2018	% Change
Volume (lbs.)	313,489	346,214	(9.5)	1,283,492	1,328,693	(3.4)
Net Sales	$584,085	$648,244	(9.9)	$2,369,317	$2,480,367	(4.5)
Segment Profit	80,923	79,082	2.3	339,497	353,266	(3.9)

Net sales increases in the fourth quarter of MegaMex items, including Don Miguel® branded items and Herdez® salsas and sauces, and from the SPAM® family of products were unable to offset the impact of the CytoSport divestiture and lower Skippy® peanut butter sales. For fiscal 2019, net sales declined due to the CytoSport divestiture.
Segment profit for the fourth quarter improved due to positive performances from the center store portfolio and MegaMex joint venture which offset lower pricing on Skippy® peanut butter spreads and the divestiture of CytoSport. The segment incurred a $17.3 million non-cash impairment in the fourth quarter of 2018 related to the CytoSport business. For fiscal year 2019, segment profit decreased as a result of lower Skippy® peanut butter pricing and declines in MegaMex earnings.

Looking ahead to fiscal 2020, the Company anticipates continued positive momentum from MegaMex, including Herdez® salsas and sauces and Wholly® guacamole dips, the center store portfolio, including the SPAM® family of products, and improvement from Skippy® peanut butter. These positive catalysts should help to partially offset the impact of the CytoSport divestiture.

Refrigerated Foods

	Fourth Quarter Ended			Year Ended
	October 27,	October 28,		October 27,	October 28,
(in thousands)	2019	2018	% Change	2019	2018	% Change
Volume (lbs.)	598,474	592,298	1.0	2,325,156	2,327,140	(0.1)
Net Sales	$1,373,009	$1,321,784	3.9	$5,210,741	$5,109,881	2.0
Segment Profit	189,287	194,573	(2.7)	681,763	670,948	1.6

Volume and sales increased for the fourth quarter on strong demand for foodservice items such as Hormel® Bacon 1TM cooked bacon, pizza toppings, and Hormel® Fire BraisedTM products. Retail sales of Hormel® Black Label® bacon, Applegate® products, Hormel® Natural Choice® products, Hormel Gatherings® party trays, and Columbus® branded deli items also contributed to the increase. For fiscal 2019, the value-added businesses drove growth, including foodservice brands such as Hormel® FirebraisedTM and Hormel® Natural Choice®, Hormel® Black Label® retail convenience bacon, and Columbus® branded deli items.

Segment profit declined for the fourth quarter as record value-added profits did not offset a 46 percent decline in commodity profits and higher operational expenses. For the full year, segment profit increased as value-added profit growth more than offset a significant decline in commodity profits.

In fiscal 2020, the Company anticipates value-added sales and profit growth in the foodservice, retail, and deli channels. Pork markets are expected to be volatile and pork input costs are expected to be higher due to the impact of African swine fever. This could lead to short-term periods of margin expansion or compression.

Jennie-O Turkey Store

	Fourth Quarter Ended			Year Ended
	October 27,	October 30,		October 27,	October 30,
(in thousands)	2019	2018	% Change	2019	2018	% Change
Volume (lbs.)	242,421	231,180	4.9	789,337	784,655	0.6
Net Sales	$398,512	$388,278	2.6	$1,323,783	$1,331,013	(0.5)
Segment Profit	41,031	38,744	5.9	117,962	131,846	(10.5)

For the fourth quarter, volume and sales increased as growth from the whole-bird and commodity businesses more than offset lower retail sales. Jennie-O® lean ground turkey results improved during the fourth quarter due to the successful execution of advertising and promotional activities in select markets. Net sales for fiscal 2019 declined, as improved commodity and whole-bird sales did not offset a decline in retail sales.

Segment profit for the fourth quarter increased, driven by operational improvements and lower freight expense. For fiscal 2019, lower retail sales, higher-than-expected plant startup expenses, and higher feed costs negatively impacted profitability.

Jennie-O Turkey Store expects operational improvements, continued industry recovery, and regained lean ground turkey distribution to return the segment to growth in 2020.

International & Other

	Fourth Quarter Ended			Year Ended
	October 27,	October 28,		October 27,	October 28,
(in thousands)	2019	2018	% Change	2019	2018	% Change
Volume (lbs.)	82,493	95,600	(13.7)	339,296	357,690	(5.1)
Net Sales	$145,907	$166,391	(12.3)	$593,476	$624,439	(5.0)
Segment Profit	17,455	24,802	(29.6)	75,513	88,953	(15.1)

Volume, sales, and profit for the fourth quarter of 2019 declined significantly driven by weakness in branded and fresh pork exports and the Company's multinational business in Brazil. Higher pork prices due to African swine fever led to higher input costs in China and Brazil.

For fiscal 2019, volume, sales, and segment profit declined due to weak fresh pork exports which were impact by tariffs and global trade uncertainty. This more than offset strong results from the China business.

Looking ahead to 2020, the International & Other segment anticipates volume, sales, and earnings growth driven by branded exports. Cost inflation in China and Brazil as well as global trade uncertainty remain a risk.

Unallocated Income and Expense

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

	Fourth Quarter Ended		Year Ended
	October 27,	October 28,	October 27,	October 28,
(in thousands)	2019	2018	2019	2018
Net Unallocated Expense	5,065	15,787	5,362	64,171
Noncontrolling Interest	63	90	342	442

Net Unallocated Expense was lower for the fourth quarter due to lower employee related and interest expenses. Net Unallocated Expense for fiscal 2019 decreased due to a one-time gain resulting from the CytoSport divestiture, lower selling and employee-related expenses, and the benefit from a legal settlement.

FISCAL YEARS 2018 AND 2017

Periods presented have been adjusted due to the adoption of Accounting Standards Update (ASU) 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715). See Note A - Summary of Significant Accounting Policies for more information.

Periods presented also reflect the segment reorganization announced at the beginning of fiscal 2019, which moved the Jennie-O Turkey Store deli division from the Jennie-O Turkey Store segment and the ingredients business from the Grocery Products segment to the Refrigerated Foods segment.

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

Organic net sales and organic volume are defined as net sales and volume excluding the impact of acquisitions and divestitures. Organic net sales and organic volume exclude the impacts of the acquisition of Columbus Craft Meats (November 2017), the acquisition of Fontanini Italian Meats and Sausages (August 2017), and the divestiture of Farmer John (January 2017) in Refrigerated Foods and the acquisition of Ceratti (August 2017) in International & Other. The tables below show the calculations to reconcile from the non-GAAP adjusted measures to the GAAP measures in the fourth quarter and full year of fiscal 2018.

Adjusted segment profit and adjusted earnings per share exclude the impact of a non-cash impairment charge associated with the CytoSport business which was recognized in the Grocery Products segment. The tables below show the calculations to reconcile from the non-GAAP adjusted measures to the GAAP measures in the fourth quarter and full year of fiscal 2018. The effective tax rate was used to determine the tax effect of the impairment.

4th Quarter
Volume (lbs.)

	FY 2018			FY 2017
(in thousands)	Reported (GAAP)	Acquisitions	Organic (Non-GAAP)	Reported (GAAP)	Organic % Change
Grocery Products	346,214	—	346,214	359,976	(3.8)
Refrigerated Foods	592,298	(22,757)	569,541	583,526	(2.4)
Jennie-O Turkey Store	231,180	—	231,180	240,354	(3.8)
International & Other	95,600	(9,807)	85,793	91,414	(6.1)
Total Volume	1,265,292	(32,564)	1,232,728	1,275,270	(3.3)

Net Sales

	FY 2018			FY 2017
(in thousands)	Reported (GAAP)	Acquisitions	Organic (Non-GAAP)	Reported (GAAP)	Organic % Change
Grocery Products	$648,244	$—	$648,244	$671,689	(3.5)
Refrigerated Foods	1,321,784	(102,262)	1,219,522	1,262,051	(3.4)
Jennie-O Turkey Store	388,278	—	388,278	403,738	(3.8)
International & Other	166,391	(15,030)	151,361	155,130	(2.4)
Total Net Sales	$2,524,697	$(117,292)	$2,407,405	$2,492,608	(3.4)

Full Year
Volume (lbs.)

	FY 2018			FY 2017
(in thousands)	Reported (GAAP)	Acquisitions	Organic (Non-GAAP)	Reported (GAAP)	Divestitures	Organic (Non-GAAP)	Organic % Change
Grocery Products	1,328,693	—	1,328,693	1,352,108	—	1,352,108	(1.7)
Refrigerated Foods	2,327,140	(130,301)	2,196,839	2,315,252	(80,454)	2,234,798	(1.7)
Jennie-O Turkey Store	784,655	—	784,655	778,230	—	778,230	0.8
International & Other	357,690	(45,707)	311,983	324,895	—	324,895	(4.0)
Total Volume	4,798,178	(176,008)	4,622,170	4,770,485	(80,454)	4,690,031	(1.4)

Net Sales

	FY 2018			FY 2017
(in thousands)	Reported (GAAP)	Acquisitions	Organic (Non-GAAP)	Reported (GAAP)	Divestitures	Organic (Non-GAAP)	Organic % Change
Grocery Products	$2,480,367	$—	$2,480,367	$2,507,503	$—	$2,507,503	(1.1)
Refrigerated Foods	5,109,881	(485,960)	4,623,921	4,759,839	(100,231)	4,659,608	(0.8)
Jennie-O Turkey Store	1,331,013	—	1,331,013	1,355,163	—	1,355,163	(1.8)
International & Other	624,439	(74,899)	549,540	545,014	—	545,014	0.8
Total Net Sales	$9,545,700	$(560,859)	$8,984,841	$9,167,519	$(100,231)	$9,067,288	(0.9)

4th Quarter and Full Year

Segment Profit and Diluted Earnings Per Share

	FY 2018
	Grocery Products
(in thousands)	4th Quarter	Full Year
Non-GAAP Adjusted Segment Profit	$96,361	$370,545
CytoSport Impairment	(17,279)	(17,279)
GAAP Segment Profit	$79,082	$353,266

	Total Company
	4th Quarter	Full Year
Non-GAAP Adjusted Diluted EPS	$0.51	$1.89
CytoSport Impairment	(0.03)	(0.03)
GAAP Diluted EPS	$0.48	$1.86
The increase in net sales for the fourth quarter of fiscal 2018 was driven by the inclusion of sales from the acquisitions of the Columbus, Fontanini, and Ceratti. Higher sales of Wholly® guacamole dips, Hormel® Natural Choice® products, Hormel® pepperoni, and foodservice sales of Jennie-O® turkey breast and Austin Blues® smoked barbecue products were more than offset by declines due to lower whole bird sales at Jennie-O Turkey Store, declines in the Company's contract manufacturing business in Grocery Products, and lower hog harvest volumes.
For fiscal 2018, the increase in net sales was primarily related to the inclusion of the Columbus, Fontanini, and Ceratti acquisitions, more than offsetting declines at Jennie-O Turkey Store, the Company's contract manufacturing business and CytoSport in Grocery Products.

Cost of Products Sold

	Fourth Quarter Ended			Year Ended
	October 28,	October 29,		October 28,	October 29,
(in thousands)	2018	2017	% Change	2018	2017	% Change
Cost of Products Sold	$1,991,369	$1,981,681	0.5	$7,566,227	$7,170,883	5.5

The cost of products sold for the fourth quarter and fiscal year of fiscal 2018 were higher as a result of the inclusion of the Columbus, Fontanini, and Ceratti acquisitions along with higher freight costs, especially in the Refrigerated Foods and Jennie-O Turkey Store segments.

Gross Profit

	Fourth Quarter Ended			Year Ended
	October 28,	October 29,		October 28,	October 29,
(in thousands)	2018	2017	% Change	2018	2017	% Change
Gross Profit	$533,328	$510,927	4.4	$1,979,473	$1,996,636	(0.9)
Percentage of Net Sales	21.1%	20.5%		20.7%	21.8%

Consolidated gross profit as a percentage of net sales declined due to reduced commodity profitability, higher freight costs, and input cost volatility.

Selling, General and Administrative (SG&A)

	Fourth Quarter Ended			Year Ended
	October 28,	October 29,		October 28,	October 29,
(in thousands)	2018	2017	% Change	2018	2017	% Change
SG&A	$205,287	$193,949	5.8	$841,205	$759,304	10.8
Percentage of Net Sales	8.1%	7.8%		8.8%	8.3%

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

Goodwill/Intangible Impairment

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

(in thousands)	Investments/Receivables
Country
United States	$205,148
Foreign	68,005
Total	$273,153

Effective Tax Rate

	Fourth Quarter Ended		Year Ended
	October 28,	October 29,	October 28,	October 29,
	2018	2017	2018	2017
Effective Tax Rate	18.7%	33.8%	14.3%	33.7%

The lower effective tax rate for both the fourth quarter and fiscal year reflects the impact of The Tax Cuts and Jobs Act, signed into law on December 22, 2017. For fiscal 2018, the Company recorded a net tax benefit of $72.9 million. This provisional net tax benefit arises from a benefit of $81.2 million from re-measuring the Company’s net U.S. deferred tax liabilities, partially offset by the Company’s accrual for the transition tax and other U.S. tax law changes of $8.3 million. These one-time tax events and reduction in the federal statutory tax rate were the main drivers of the Company's effective tax rates for the fourth quarter and fiscal year of 18.7 percent and 14.3 percent, respectively, compared to 33.8 percent and 33.7 percent for the respective periods last year. For additional information, refer to Note K - Income Taxes.

SEGMENT RESULTS

Net sales and operating profits for each of the Company’s reportable segments are set forth below. The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets. Therefore, the Company does not represent that these segments, if operated independently, would report the operating profit and other financial information shown below. (Additional segment financial information can be found in Note P - Segment Reporting.)

	Fourth Quarter Ended			Year Ended
	October 28,	October 29,		October 28,	October 29,
(in thousands)	2018	2017	% Change	2018	2017	% Change
Net Sales
Grocery Products	$648,244	$671,689	(3.5)	$2,480,367	$2,507,503	(1.1)
Refrigerated Foods	1,321,784	1,262,051	4.7	5,109,881	4,759,839	7.4
Jennie-O Turkey Store	388,278	403,738	(3.8)	1,331,013	1,355,163	(1.8)
International & Other	166,391	155,130	7.3	624,439	545,014	14.6
Total Net Sales	$2,524,697	$2,492,608	1.3	$9,545,700	$9,167,519	4.1
Segment Profit
Grocery Products	$79,082	$100,457	(21.3)	$353,266	$373,330	(5.4)
Refrigerated Foods	194,573	166,253	17.0	670,948	666,125	0.7
Jennie-O Turkey Store	38,744	54,121	(28.4)	131,846	183,433	(28.1)
International & Other	24,802	23,113	7.3	88,953	85,304	4.3
Total Segment Profit	337,201	343,944	(2.0)	1,245,013	1,308,192	(4.8)
Net Unallocated Expense	15,787	14,144	11.6	64,171	29,915	114.5
Noncontrolling Interest	90	209	(56.9)	442	368	20.1
Earnings Before Income Taxes	$321,504	$330,009	(2.6)	$1,181,284	$1,278,645	(7.6)

Grocery Products

	Fourth Quarter Ended			Year Ended
	October 28,	October 29,		October 28,	October 29,
(in thousands)	2018	2017	% Change	2018	2017	% Change
Volume (lbs.)	346,214	359,976	(3.8)	1,328,693	1,352,108	(1.7)
Net Sales	$648,244	$671,689	(3.5)	$2,480,367	$2,507,503	(1.1)
Segment Profit	79,082	100,457	(21.3)	353,266	373,330	(5.4)

Net sales improvement in Wholly® guacamole dips and Herdez® salsas in the fourth quarter of fiscal 2018 were unable to offset declines in contract manufacturing. For fiscal 2018, the net sales decrease was driven by declines across the Company's contract manufacturing business and the CytoSport portfolio.
For the fourth quarter and fiscal year, segment profit decreased as a result of declines in contract manufacturing, a $17.3 million impairment of the CytoSport trademark, and increased freight.

Refrigerated Foods

	Fourth Quarter Ended			Year Ended
	October 28,	October 29,		October 28,	October 29,
(in thousands)	2018	2017	% Change	2018	2017	% Change
Volume (lbs.)	592,298	583,526	1.5	2,327,140	2,315,252	0.5
Net Sales	$1,321,784	$1,262,051	4.7	$5,109,881	$4,759,839	7.4
Segment Profit	194,573	166,253	17.0	670,948	666,125	0.7

For the fourth quarter and fiscal 2018, volume and net sales increases were driven by the Columbus and Fontanini acquisitions in addition to strong retail sales of Hormel® pepperoni, Applegate® natural and organic products, and Hormel® Natural Choice® products, and foodservice sales of Austin Blues® authentic barbecue products. Lower hog harvest volumes offset some of these gains.

For the fourth quarter and fiscal year, Refrigerated Foods delivered increases in segment profit as the benefit from acquisitions and strong performances from the value-added businesses overcame significant declines in commodity profits, a double-digit increase in per-unit freight costs, and higher advertising investments.

Jennie-O Turkey Store

	Fourth Quarter Ended			Year Ended
	October 28,	October 29,		October 28,	October 29,
(in thousands)	2018	2017	% Change	2018	2017	% Change
Volume (lbs.)	231,180	240,354	(3.8)	784,655	778,230	0.8
Net Sales	$388,278	$403,738	(3.8)	$1,331,013	$1,355,163	(1.8)
Segment Profit	38,744	54,121	(28.4)	131,846	183,433	(28.1)

For the fourth quarter and fiscal 2018, volume and sales decreased primarily due to lower whole bird sales.

Segment profit for the fourth quarter and 2018 decreased as a result of lower profits from whole bird and commodity sales, increased freight costs, and increased advertising investments.

International & Other

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

Unallocated Income and Expense

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

	Fourth Quarter Ended		Year Ended
	October 28,	October 29,	October 28,	October 29,
(in thousands)	2018	2017	2018	2017
Net Unallocated Expense	15,787	14,144	64,171	29,915
Noncontrolling Interest	90	209	442	368

Net unallocated expense was higher for the fourth quarter and fiscal year, primarily due to the additional debt related to the Columbus acquisition, higher employee related expenses, and the universal stock option grant.

Liquidity and Capital Resources

Cash and Cash Equivalents were $672.9 million for fiscal 2019 compared to $459.1 million and $444.1 million for 2018 and 2017, respectively.

During fiscal 2019, cash provided by operating activities was $923.0 million compared to $1,241.7 million in fiscal 2018 and $1,033.9 million in fiscal 2017. The decrease in fiscal 2019 was primarily due to an increase in working capital and a higher tax rate.

Cash provided by investing activities was $220.2 million in fiscal 2019 compared to cash used in investing activities of $1,235.4 million in fiscal 2018 and $587.2 million in fiscal 2017. Fiscal 2019 included $479.8 million from the sale of CytoSport and $30.6 million from the sale of the Fremont, Nebraska, processing facility. Fiscal 2018 included $857.4 million to purchase Columbus. Fiscal 2017 included $520.5 million to purchase Fontanini and Ceratti, partially offset by the sale of Farmer John for $135.9 million. Capital expenditures in fiscal 2019, 2018, and 2017 were $293.8 million, $389.6 million, and $221.3 million, respectively. Projects in fiscal 2019 included the preliminary phases of the Burke pizza toppings plant expansion, a new dry sausage facility in Nebraska, Project Orion, and many other items to support growth of branded products. Projects in fiscal 2018 included the expansion of value-added capacity at Dold Foods in Wichita, Kansas, a highly automated whole bird facility in Melrose, Minnesota, as well as ongoing investments for food and employee safety. Projects in fiscal 2017 included completion of the Company’s plant in Jiaxing, China, the Jennie-O Turkey Store whole bird facility in Melrose, Minnesota, and the bacon expansion in Wichita, Kansas. Capital expenditures for fiscal 2020 are estimated to be approximately $360.0 million. The largest projects expected in fiscal 2020 include a new dry sausage production facility in Nebraska, Project Orion, and the completion of the Burke pizza toppings plant.

Cash used in financing activities was $926.2 million in fiscal 2019 compared to cash provided by financing activities of $11.6 million in fiscal 2018 and cash used in financing activities of $418.8 million in fiscal 2017. Cash used in financing activities in fiscal 2019 included repayment of the $375.0 million term loan used to fund the acquisition of Columbus in fiscal 2018.

The Company repurchased $174.2 million of its common stock in fiscal 2019 compared to $46.9 million and $94.5 million repurchased during fiscal 2018 and 2017, respectively.  During fiscal 2019, the Company repurchased 4.3 million shares of its common stock at an average price per share of $40.44. For additional information pertaining to the Company's share repurchase plan, see Part II, Item 5 "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities".

Cash dividends paid to the Company’s shareholders continues to be an ongoing financing activity for the Company, with $437.1 million in dividends paid in fiscal 2019 compared to $388.1 million in the fiscal 2018 and $346.0 million in fiscal 2017. The dividend rate was $0.84 per share in fiscal 2019, which reflected a 12.0 percent increase over the fiscal 2018 rate of $0.75 per share. The Company has paid dividends for 365 consecutive quarters. The annual dividend rate for fiscal 2020 was increased 11% percent to $0.93 per share, representing the 54th consecutive annual dividend increase.

Cash flows from operating activities continue to provide the Company with its principal source of liquidity. The Company does not anticipate a significant risk to cash flows from this source in the foreseeable future because the Company operates in a relatively stable industry and has strong brands across many categories and channels.

The Company is dedicated to returning excess cash flow to shareholders through dividend payments. Growing the business through innovation and evaluating opportunities for strategic acquisitions remains a focus for the Company. Reinvestments in the business to ensure employee and food safety are a top priority. Capital spending to enhance and expand current operations will also be a significant cash outflow in fiscal 2020.

Contractual Obligations and Commercial Commitments
The following table outlines the Company’s future contractual financial obligations as of October 27, 2019, (for additional information regarding these obligations, see Note F - Long-term Debt and Other Borrowing Arrangements and Note N - Commitments and Contingencies):

	Payments Due by Periods
Contractual Obligations (in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase Obligations:
Hog, turkey, and raw material commitments(1)	$2,919,870	$719,995	$1,091,856	$772,202	$335,817
Grain commitments(1)	117,641	109,517	8,124	—	—
Turkey grow-out contracts(2)	175,926	21,957	40,267	34,630	79,072
Current and Long-term Debt	250,000	—	250,000	—	—
Interest Payments on Long-term Debt(3)	15,072	10,312	4,760	—	—
Capital Leases	22,563	1,834	3,496	3,418	13,815
Operating Leases	67,590	15,603	18,421	11,793	21,773
Other Long-term Liabilities(4) (5)	66,493	6,194	12,077	11,349	36,873
Total Contractual Cash Obligations	$3,635,155	$885,412	$1,429,001	$833,392	$487,350

(1) In the normal course of business, the Company commits to purchase fixed quantities of livestock, grain, and raw materials from producers to ensure a steady supply of production inputs. Some of these contracts are based on market prices at the time of delivery, for which the Company has estimated the purchase commitment using current market prices as of October 27, 2019.

(2) The Company utilizes grow-out contracts with independent farmers to raise turkeys for the Company. Under these contracts, the turkeys, feed, and other supplies are owned by the Company. The farmers provide the required labor and facilities and receive a fee per pound when the turkeys are delivered. Some of the facilities are sub-leased by the Company to the independent farmers. As of October 27, 2019, the Company had approximately 100 active contracts ranging from one to twenty-five years in duration. The grow-out activity is assumed to continue through the term of these active contracts. Amounts in the table represent the Company’s obligation based on turkeys expected to be delivered from these farmers.

(3) See Note F - Long-term Debt and Other Borrowing Arrangements.

(4) Other Long-term Liabilities represent payments under the Company’s deferred compensation plans. Excluded from the table above are payments under the Company’s defined benefit pension and other post-retirement benefit plans. (See estimated benefit payments for the next ten fiscal years in Note G - Pension and Other Post-retirement Benefits)

(5) As discussed in Note K - Income Taxes, the total liability for unrecognized tax benefits, including interest and penalties, at October 27, 2019, was $22.5 million, which is not included in the table above as the ultimate amount or timing of settlement of the Company's reserves for income taxes cannot be reasonably estimated.

The Company believes its financial resources, including a revolving credit facility for $400 million and anticipated funds from operations, will be adequate to meet all current commitments.

Off-Balance Sheet Arrangements
As of October 27, 2019, the Company had $44.8 million of standby letters of credit issued on its behalf. The standby letters of credit are primarily related to the Company’s self-insured workers compensation programs. However, this amount includes revocable standby letters of credit totaling $2.7 million for obligations of an affiliated party that may arise under workers compensation claims. Letters of credit are not reflected in the Company’s Consolidated Statements of Financial Position.

Trademarks
References to the Company’s brands or products in italics within this report represent valuable trademarks owned or licensed by
Hormel Foods, LLC or other subsidiaries of Hormel Foods Corporation.

Critical Accounting Policies

This discussion and analysis of financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of these financial statements requires the Company to make estimates, judgments, and assumptions that can have a meaningful effect on the reporting of consolidated financial statements. See Note A for a discussion of significant accounting policies.

Critical accounting policies are defined as those reflective of significant judgments, estimates, and uncertainties, which may result in materially different results under different assumptions and conditions. The Company believes the following are its critical accounting policies:

Revenue Recognition: The Company recognizes sales at the point in time when the performance obligation has been satisfied, and control of the product has transferred to the customer. Obligations for the Company are usually fulfilled once shipped product is received or picked up by the customer. Revenue is recorded net of applicable provisions for discounts, returns, and allowances.

The Company offers various sales incentives to customers and consumers. Incentives offered off-invoice include prompt pay allowances, will call allowances, spoilage allowances, and temporary price reductions. These incentives are recognized as reductions of revenue at the time title passes. Coupons are used as an incentive for consumers to purchase various products. The coupons reduce revenues at the time they are offered, based on estimated redemption rates. Promotional contracts are performed by customers to promote the Company’s products to consumers. These incentives reduce revenues at the time of performance through direct payments and accrued promotional funds. Accrued promotional funds are unpaid liabilities for promotional contracts in process or completed at the end of a quarter or fiscal year. Promotional contractual accruals are based on agreements with customers for defined performance. The liability relating to these agreements is based on a review of the outstanding contracts on which performance has taken place but which the promotional payments relating to such contracts remain unpaid as of the end of the fiscal year. The level of customer performance and the historical spend rate versus contracted rates are estimates used to determine these liabilities.

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

Goodwill and Other Indefinite-Lived Intangibles: Estimating the fair value of the Company’s goodwill reporting units and intangible assets requires significant judgment upon initial valuation. Determining the useful life of an intangible asset also requires judgment. Certain acquired brands are expected to have indefinite lives based on their history and the Company’s plans to continue to support and build the brands. Other acquired assets such as customer relationships, are expected to have determinable useful lives.

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

In conducting the annual impairment test for goodwill, the Company has the option to first assess qualitative factors to determine whether it is more likely than not (> 50% likelihood) the fair value of any reporting unit is less than its carrying amount. If a qualitative assessment determines an impairment is more likely than not, the Company is required to perform a quantitative impairment test. Otherwise, no further analysis is required. Alternatively, the Company may elect not to perform the qualitative assessment and proceed directly to the quantitative impairment test.

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

During the fourth quarter of fiscal 2019, the Company completed its annual goodwill impairment tests and elected to perform a qualitative assessment. As a result of the qualitative testing no goodwill impairment charges were recorded. No goodwill impairment charges were recorded during fiscal years 2018 and 2017.

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

If performed, the quantitative impairment test compares the fair value to the carrying value of the indefinite-lived intangible asset. The fair value of indefinite-lived intangible assets is primarily determined on the basis of estimated discounted value, using the relief from royalty method (Level 3). This method incorporates assumptions regarding future sales projections, discount rates, and royalty rates. If the carrying value exceeds fair value, the indefinite-lived intangible asset is considered impaired and an impairment charge is recorded. Even if not required, the Company periodically elects to perform the quantitative test in order to confirm the qualitative assessment.

During the fourth quarter of fiscal 2019, the Company completed its annual indefinite-live impairment tests and elected to perform a qualitative assessment. During the qualitative review, it was revealed that further assessment in the form of a quantitative test was necessary for certain indefinite-lived intangible assets with a combined carrying value less than $100 million. No impairment charges were recorded for 2019, however, these assets were determined to have fair values exceeding their carrying value by less than a 10 percent margin. Management has implemented strategies to address the nominal excess value, however, adverse events in the future could result in a decline in fair value that could trigger a future impairment charge for a portion of these indefinite-lived intangible assets. A 10 percent decline in sales or a 10 percent increase in the discount rate would result in an immaterial impairment.

During fiscal 2018, a $17.3 million intangible asset impairment charge was recorded for the CytoSport trademark. See additional discussion regarding the Company’s goodwill and intangible assets in Note E - Goodwill and Intangible Assets. During fiscal years 2018 and 2017, there were no other material impairment charges recorded.

Pension and Other Post-retirement Benefits: The Company incurs expenses relating to employee benefits, such as noncontributory defined benefit pension plans and post-retirement health care benefits. In accounting for these employment costs and the associated liabilities, management must make a variety of assumptions and estimates including mortality rates, discount rates, compensation increases, expected return on plan assets, and health care cost trend rates. The Company considers historical data as well as current facts and circumstances when determining these estimates. The Company uses third-party specialists to assist management in the determination of these estimates and the calculation of certain employee benefit expenses and the outstanding obligation.

Benefit plan assets are stated at fair value. Due to the lack of readily available market prices, private equity investments are valued by models using a combination of available market data and unobservable inputs that consider earnings multiples, discounted cash flows, and other qualitative and quantitative factors. Other benefit plan investments are measured at Net Asset Value (NAV) per share of the fund's underlying investments as a practical expedient. These valuations are subject to judgments and assumptions of the funds which may prove to be incorrect, resulting in risks of incorrect valuation of these investments. The Company seeks to mitigate these risks by evaluating the appropriateness of the funds’ judgments and assumptions by reviewing the financial data included in the funds’ financial statements for reasonableness. The Company also holds quarterly meetings with the investment adviser to review fund performance, which include comparisons to the relevant indices. On an annual basis, the Company performs pricing tests on certain underlying investments to gain additional assurance of the reliability of values received from the fund manager. See Note G - Pension and Other Post-retirement Benefits of the Notes to Consolidated Financial Statements for additional information.

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

Contingent Liabilities: At any time, the Company may be subject to investigations, legal proceedings, or claims related to the ongoing operation of its business, including claims both by and against the Company. Such proceedings typically involve claims related to product liability, contract disputes, wage and hour laws, employment practices, or other actions brought by employees, consumers, competitors, or suppliers. The Company routinely assesses the likelihood of any adverse outcomes related to these matters on a case by case basis, as well as the potential ranges of losses and fees. The Company establishes accruals for its potential exposure, as appropriate, for claims against the Company when losses become probable and reasonably estimable. Where the Company is able to reasonably estimate a range of potential losses, the Company records the amount within that range which constitutes the Company’s best estimate. The Company also discloses the nature and range of loss for claims against the Company when losses are reasonably possible and material. These accruals and disclosures are determined based on the facts and circumstances related to the individual cases and require estimates and judgments regarding the interpretation of facts and laws, as well as the effectiveness of strategies or factors beyond our control.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Hog Markets: The Company’s earnings are affected by fluctuations in the live hog market. To minimize the impact on earnings and ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 10 years. Hogs purchased under contract accounted for 93 percent and 96 percent of the total hogs purchased by the Company during fiscal 2019 and 2018, respectively. The majority of these contracts use market-based formulas based on hog futures, hog primal values, or industry reported hog markets. Other contracts use a formula based on the cost of production, which can fluctuate independently from hog markets. The Company’s value-added branded portfolio helps mitigate changes in hog and pork market prices. Therefore, a hypothetical 10 percent change in the cash hog market would have had an immaterial effect on the Company’s results of operations.

The Company utilizes a hedge program to reduce exposure and offset the fluctuations in the Company’s future direct hog purchases. This program utilizes lean hog futures which are accounted for under cash flow hedge accounting. The fair value of the Company’s open futures contracts in this program as of October 27, 2019, was $5.8 million, before tax, compared to $0.7 million, before tax, as of October 28, 2018. The Company measures its market risk exposure on its lean hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for lean hogs. A 10 percent decrease in the market price for lean hogs would have negatively impacted the fair value of the Company’s October 27, 2019, open lean hog contracts by $19.5 million, which in turn would lower the Company’s future cost on purchased hogs by a similar amount.

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

The Company utilizes a hedge program to reduce exposure and offset the fluctuation in the Company’s future direct grain purchases. This program utilizes corn futures for Jennie-O Turkey Store, and these contracts are accounted for under cash flow hedge accounting. The fair value of the Company’s open futures contracts as of October 27, 2019, was $(2.2) million, before tax, compared to $(1.3) million, before tax, as of October 28, 2018. The Company measures its market risk exposure on its grain futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain. A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s October 27, 2019, open grain contracts by $9.5 million, which in turn would lower the Company’s future cost on purchased grain by a similar amount.

Other Input Costs: The costs of raw materials, packaging materials, freight, fuel, and energy may cause the Company's results to fluctuate significantly. To manage input cost volatility, the Company pursues cost saving measures, forward pricing, derivatives, and pricing actions when necessary.

Investments: The Company has corporate-owned life insurance policies classified as trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans. As of October 27, 2019, the balance of these securities totaled $157.5 million compared to $137.3 million as of October 28, 2018. A majority of these securities represent fixed income funds. The Company is subject to market risk due to fluctuations in the value of the remaining investments as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis. A 10 percent decline in the value of the investments not held in fixed income funds would have a negative impact to the Company’s pretax earnings of approximately $7.0 million, while a 10 percent increase in value would have a positive impact of the same amount.

International Assets: The fair values of certain Company assets are subject to fluctuations in foreign currencies. The Company’s net asset position in foreign currencies as of October 27, 2019, was $543.8 million, compared to $687.7 million as of October 28, 2018, with most of the exposure existing in Chinese yuan and Brazilian real. Changes in currency exchange rates impact the fair values of the Company assets either currently through the Consolidated Statements of Operations within Interest and Investment Income or through the Consolidated Statements of Financial Position within Accumulated Other Comprehensive Loss.

The Company measures its foreign currency exchange risk by using a 10 percent sensitivity analysis on the Company’s primary foreign net asset position, the Chinese yuan and the Brazilian real, as of October 27, 2019. A 10 percent strengthening in the value of the yuan relative to the U.S. dollar would result in other comprehensive income of approximately $33.7 million pretax. A 10 percent weakening in the value of the yuan relative to the U.S. dollar would result in other comprehensive loss of approximately $27.6 million pretax. A 10 percent strengthening in the value of the real relative to the U.S. dollar would result in other comprehensive income of approximately $13.0 million pretax. A 10 percent weakening in the value of the real relative to the U.S. dollar would result in other comprehensive loss of approximately $10.7 million pretax.

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

Based on our evaluation under the framework in Internal Control - Integrated Framework, we concluded that our internal control over financial reporting was effective as of October 27, 2019. Our internal control over financial reporting as of October 27, 2019, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ James P. Snee	/s/ James N. Sheehan
Chairman of the Board,	Executive Vice President
President and Chief Executive Officer	and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hormel Foods Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Hormel Foods Corporation’s internal control over financial reporting as of October 27, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hormel Foods Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 27, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated statements of financial position of Hormel Foods Corporation (the Company) as of October 27, 2019 and October 28, 2018, the related consolidated statements of operations, comprehensive income, changes in shareholders’ investment, and cash flows for each of the three years in the period ended October 27, 2019 and the related notes and financial statement schedule listed in the index at Item 15 and our report dated December 6, 2019 expressed an unqualified opinion thereon.

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
December 6, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hormel Foods Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of Hormel Foods Corporation (the Company) as of October 27, 2019 and October 28, 2018, the related consolidated statements of operations, comprehensive income, changes in shareholders’ investment, and cash flows for each of the three years in the period ended October 27, 2019 and the related notes and financial statement schedule listed in the index at Item 15 (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 27, 2019 and October 28, 2018, and the results of its operations and its cash flows for each of the three years in the period ended October 27, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 27, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated December 6, 2019 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Alternative Investments - Pension Assets

Description of the Matter
At October 27, 2019, the Company had $1.5 billion in plan assets related to the defined benefit pension plans. Approximately 43% of the total pension assets are in global stocks - collective investment funds, private equity funds, real estate - domestic funds, and hedge funds. These types of investments are referred to as “alternative investments.” As documented in Note G of the financial statements, these alternative investments are valued at net asset value (NAV) or are valued using significant unobservable inputs.

Auditing the fair value of these alternative investments is challenging because of the higher estimation uncertainty of the inputs to the fair value calculations, including the underlying NAVs, discounted cash flow valuations, comparable market valuations, and adjustments for currency, credit liquidity and other risks. Additionally, certain information regarding the fair value of these alternative investments is based on unaudited information available to management at the time of valuation.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls addressing the risk of material misstatement relating to valuation of alternative investments. This included testing management's review controls over the valuation of alternative investments, for example, a review of fund performance in comparison to the selected benchmark and meetings with the investment advisor on a quarterly basis to review market performance and fund returns in comparison with relevant indices and the investment policy. We also tested management's independent price testing of underlying investments performed for certain investments on an annual basis.

Our audit procedures included, among others, inquiring of management and the investment advisor regarding changes to the investment portfolio and investment strategies. We confirmed the fair value of the investments and ownership interest directly with the fund managers. We inspected the trust statement for observable transactions near year end to compare to the estimated fair value. We also obtained the latest audited financial statements for certain investments, performed a rollforward of the investment balance to compute an estimated market return on investment, and compared the market return to relevant benchmarks.

Valuation of Indefinite-Lived Intangible Assets - Trade Names

Description of the Matter
At October 27, 2019, the Company’s indefinite-lived intangible assets relating to brands, tradenames, and trademarks were $956.8 million. As explained in Note D of the financial statements, indefinite-lived intangible assets are tested by management for impairment at least annually. Due to the lack of excess value of certain trade names with combined carrying values representing less than $100 million, the Company elected to test these assets using a quantitative analysis.

Auditing management’s quantitative indefinite-lived intangible asset impairment test was complex and highly judgmental due to the significant measurement uncertainty in determining the fair value of the asset which was subject to a quantitative impairment test. For example, the fair value estimate was sensitive to significant assumptions including future net sales projections, royalty rates, and discount rates, which are affected by expected future market or economic conditions and industry and company-specific qualitative factors.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s indefinite lived intangible assets quantitative impairment test. This included evaluating controls over management's review of the forecasting process used to develop future net sales projections, as well as controls over the review of the other significant assumptions. We also tested management's controls to validate that the data used in the valuation was complete and accurate.

Our audit procedures included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to forecasts used in the Company’s annual operating plans, current industry and economic trends, and other relevant factors. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the trade names that would result from changes in the assumptions. Finally, we compared the fair values for each trade name subject to the quantitative impairment assessment to their carrying values in order to conclude on whether impairment charges were necessary.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 1931.
Minneapolis, Minnesota
December 6, 2019

Consolidated Statements of Financial Position

	October 27,	October 28,
(in thousands, except share and per share amounts)	2019	2018
Assets
Current Assets
Cash and Cash Equivalents	$672,901	$459,136
Short-term Marketable Securities	14,736	—
Accounts Receivable (Net of Allowance for Doubtful Accounts of $4,063 at October 27, 2019, and $4,051 at October 28, 2018)	574,396	600,438
Inventories	1,042,362	963,527
Income Taxes Receivable	19,924	3,995
Prepaid Expenses	22,637	16,342
Other Current Assets	14,457	6,662
Total Current Assets	2,361,413	2,050,100

Goodwill	2,481,645	2,714,116
Other Intangibles	1,033,862	1,207,219
Pension Assets	135,915	195,153
Investments In and Receivables from Affiliates	289,157	273,153
Other Assets	177,901	189,951
Property, Plant and Equipment
Land	49,758	50,332
Buildings	1,083,902	956,260
Equipment	1,965,478	1,863,020
Construction in Progress	256,190	332,205
Less: Allowance for Depreciation	(1,726,217)	(1,689,217)
Net Property, Plant and Equipment	1,629,111	1,512,600
Total Assets	$8,109,004	$8,142,292

Liabilities and Shareholders’ Investment
Current Liabilities
Accounts Payable	$590,033	$618,830
Accrued Expenses	62,031	48,298
Accrued Workers Compensation	24,272	24,594
Accrued Marketing Expenses	96,305	118,887
Employee Related Expenses	213,515	224,736
Taxes Payable	6,208	2,490
Interest and Dividends Payable	112,685	101,079
Total Current Liabilities	1,105,049	1,138,914

Long-term Debt – Less Current Maturities	250,000	624,840
Pension and Post-retirement Benefits	536,490	477,557
Other Long-term Liabilities	115,356	99,070
Deferred Income Taxes	176,574	197,093
Shareholders’ Investment
Preferred Stock, Par Value $0.01 a Share — Authorized 160,000,000 Shares; Issued — None
Common Stock, Nonvoting, Par Value $0.01 a Share — Authorized 400,000,000 Shares; Issued — None
Common Stock, Par Value $0.01465 a Share — Authorized 1,600,000,000 Shares; Issued 534,488,746 Shares October 27, 2019 Issued 534,135,484 Shares October 28, 2018	7,830	7,825
Additional Paid-in Capital	184,921	106,528
Accumulated Other Comprehensive Loss	(399,500)	(243,498)
Retained Earnings	6,128,207	5,729,956
Hormel Foods Corporation Shareholders’ Investment	5,921,458	5,600,811
Noncontrolling Interest	4,077	4,007
Total Shareholders’ Investment	5,925,535	5,604,818
Total Liabilities and Shareholders’ Investment	$8,109,004	$8,142,292
 See Notes to Consolidated Financial Statements.

Consolidated Statements of Operations

	Fiscal Year Ended
	October 27,	October 28,	October 29,
(in thousands, except per share amounts)	2019	2018*	2017*
Net sales	$9,497,317	$9,545,700	$9,167,519
Cost of Products Sold	7,612,669	7,566,227	7,170,883
Gross Profit	1,884,648	1,979,473	1,996,636
Selling, General and Administrative	727,584	841,205	759,304
Goodwill/Intangible Impairment	—	17,279	180
Equity in Earnings of Affiliates	39,201	58,972	39,590
Operating Income	1,196,265	1,179,961	1,276,742
Other Income and Expense:
Interest and Investment Income	31,520	27,817	14,586
Interest Expense	(18,070)	(26,494)	(12,683)
Earnings Before Income Taxes	1,209,715	1,181,284	1,278,645
Provision for Income Taxes	230,567	168,702	431,542
Net Earnings	979,148	1,012,582	847,103
Less: Net Earnings Attributable to Noncontrolling Interest	342	442	368
Net Earnings Attributable to Hormel Foods Corporation	$978,806	$1,012,140	$846,735

Net Earnings Per Share:
Basic	$1.83	$1.91	$1.60
Diluted	$1.80	$1.86	$1.57
Weighted-average Shares Outstanding:
Basic	534,578	530,742	528,363
Diluted	545,232	543,869	539,116

 *Adjusted due to the adoption of Accounting Standards Update (ASU) 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715). See Note A - Summary of Significant Accounting Policies.

See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Fiscal Year Ended
	October 27,	October 28,	October 29,
(in thousands)	2019	2018	2017
Net Earnings	$979,148	$1,012,582	$847,103
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(8,414)	(38,233)	(1,335)
Pension and Other Benefits	(97,486)	44,862	54,077
Deferred Hedging	3,425	(2,277)	(4,492)
Total Other Comprehensive Income (Loss)	(102,475)	4,352	48,250
Comprehensive Income	876,673	1,016,934	895,353
Less: Comprehensive Income Attributable to Noncontrolling Interest	70	217	390
Comprehensive Income Attributable to Hormel Foods Corporation	$876,603	$1,016,717	$894,963

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders’ Investment

	Hormel Foods Corporation Shareholders
(in thousands, except per	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Investment
share amounts)	Shares	Amount	Shares	Amount
Balance at October 30, 2016	528,484	$7,742	—	$—	$—	$4,736,567	$(296,303)	$3,400	$4,451,406
Net Earnings						846,735		368	847,103
Other Comprehensive Income (Loss)							48,228	22	48,250
Purchases of Common Stock			(2,738)	(94,487)					(94,487)
Stock-based Compensation Expense		1			15,590				15,591
Exercise of Stock Options/ Restricted Shares	2,678	38			30,827				30,865
Shares Retired	(2,738)	(40)	2,738	94,487	(32,747)	(61,700)			—
Declared Cash Dividends — $0.68 per Share						(359,031)			(359,031)
Balance at October 29, 2017	528,424	$7,741	—	$—	$13,670	$5,162,571	$(248,075)	$3,790	$4,939,697
Net Earnings						1,012,140		442	1,012,582
Other Comprehensive Income (Loss)							4,577	(225)	4,352
Purchases of Common Stock			(1,385)	(46,898)					(46,898)
Stock-based Compensation Expense		1			20,594				20,595
Exercise of Stock Options/ Restricted Shares	7,096	103			72,399				72,502
Shares Retired	(1,385)	(20)	1,385	46,898	(135)	(46,743)			—
Declared Cash Dividends — $0.75 per Share						(398,012)			(398,012)
Balance at October 28, 2018	534,135	$7,825	—	$—	$106,528	$5,729,956	$(243,498)	$4,007	$5,604,818
Net Earnings						978,806		342	979,148
Other Comprehensive Income (Loss)							(102,203)	(272)	(102,475)
Purchases of Common Stock			(4,309)	(174,246)					(174,246)
Stock-based Compensation Expense		1			19,706				19,707
Exercise of Stock Options/ Restricted Shares	4,663	67			59,974				60,041
Shares Retired	(4,309)	(63)	4,309	174,246	(1,287)	(172,896)			—
Cumulative Effect Adjustment from the Adoption of:
ASU 2016-16						(10,475)			(10,475)
ASU 2017-12						21	(21)		—
ASU 2018-02						52,342	(53,778)		(1,436)
Declared Cash Dividends — $0.84 per Share						(449,547)			(449,547)
Balance at October 27, 2019	534,489	$7,830	—	$—	$184,921	$6,128,207	$(399,500)	$4,077	$5,925,535

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	October 27,	October 28,	October 29,
(in thousands)	2019	2018	2017
Operating Activities
Net Earnings	$979,148	$1,012,582	$847,103
Adjustments to Reconcile to Net Cash Provided by Operating Activities:
Depreciation	153,182	149,205	122,594
Amortization	12,027	12,653	8,383
Goodwill/Intangible Impairment	—	17,279	180
Equity in Earnings of Affiliates	(39,201)	(58,972)	(39,590)
Distributions Received from Equity Method Investees	22,500	30,023	27,521
Provision for Deferred Income Taxes	28,641	(7,441)	62,166
(Gain) Loss on Property/Equipment Sales and Plant Facilities	(811)	(2,867)	322
Gain on Sale of Business	(16,469)	—	—
Gain on Insurance Proceeds	—	—	(3,914)
Non-cash Investment Activities	(20,180)	(7,908)	(4,864)
Stock-based Compensation Expense	19,707	20,595	15,591
Changes in Operating Assets and Liabilities, Net of Acquisitions:
(Increase) Decrease in Accounts Receivable	(11,146)	36,133	(29,717)
(Increase) Decrease in Inventories	(123,843)	(8,293)	41,028
(Increase) Decrease in Prepaid Expenses and Other Current Assets	(10,105)	(4,771)	(22,459)
(Decrease) Increase in Pension and Post-retirement Benefits	(10,416)	(13,216)	(13,275)
(Decrease) Increase in Accounts Payable and Accrued Expenses	(44,109)	48,376	(2,553)
(Decrease) Increase in Net Income Taxes Payable	(15,929)	18,351	25,369
Net Cash Provided by Operating Activities	$922,996	$1,241,729	$1,033,885
Investing Activities
Net (Purchase) Sale of Securities	$(14,496)	$—	$—
Proceeds from Sale of Business	479,806	—	135,944
Acquisitions of Businesses/Intangibles	—	(857,668)	(520,463)
Purchases of Property/Equipment	(293,838)	(389,607)	(221,286)
Proceeds from Sales of Property/Equipment	37,402	9,749	3,754
(Increase) Decrease in Investments, Equity in Affiliates, and Other Assets	(6,479)	(7,546)	5,095
Proceeds from Company-owned Life Insurance	17,758	9,704	5,323
Proceeds from Insurance Recoveries	—	—	4,454
Net Cash Provided by (Used in) Investing Activities	$220,153	$(1,235,368)	$(587,179)
Financing Activities
Proceeds from Long-term Debt	$—	$375,000	$—
Principal Payments on Long-term Debt	(374,840)	(160)	—
Dividends Paid on Common Stock	(437,053)	(388,107)	(346,010)
Share Repurchase	(174,246)	(46,898)	(94,487)
Proceeds from Exercise of Stock Options	59,895	71,803	21,726
Net Cash (Used in) Provided by Financing Activities	$(926,244)	$11,638	$(418,771)
Effect of Exchange Rate Changes on Cash	(3,140)	(2,985)	1,044
Increase in Cash and Cash Equivalents	213,765	15,014	28,979
Cash and Cash Equivalents at Beginning of Year	459,136	444,122	415,143
Cash and Cash Equivalents at End of Year	$672,901	$459,136	$444,122

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

Fiscal Year: The Company’s fiscal year ends on the last Sunday in October. Fiscal years 2019, 2018, and 2017 consisted of 52 weeks.

Cash and Cash Equivalents: The Company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents. The Company’s cash equivalents as of October 27, 2019, and October 28, 2018, consisted primarily of bank deposits, money market funds rated AAA, or other highly liquid investment accounts. The Net Asset Value (NAV) of the Company’s money market funds is based on the market value of the securities in the portfolio.

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

See additional discussion regarding the Company’s fair value measurements in Note G - Pension and Other Post-retirement Benefits, Note H - Derivatives and Hedging, and Note M - Fair Value Measurements.

Compensation: The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred compensation plans. Under the plans, participants can defer certain types of compensation and elect to receive a return on the deferred amounts based on the changes in fair value of various investment options, primarily a variety of mutual funds. The Company has corporate-owned life insurance policies on certain participants in the deferred compensation plans. The cash surrender value of the policies is included in Other Assets on the Consolidated Statements of Financial Position. The securities held by the trust are classified as trading securities. Therefore, unrealized losses and gains associated with these investments are included in the Company’s earnings. Securities held by the trust generated gains (losses) of $8.3 million, $(0.4) million, and $6.2 million for fiscal years 2019, 2018, and 2017, respectively.

Inventories: Inventories are stated at the lower of cost or net realizable value. Cost is determined principally under the average cost method. Adjustments to the Company’s lower of cost or net realizable value inventory reserve are reflected in Cost of Products Sold in the Consolidated Statements of Operations.

Property, Plant and Equipment: Property, Plant and Equipment are stated at cost. The Company uses the straight-line method in computing depreciation. The annual provisions for depreciation have been computed principally using the following ranges of asset lives: buildings 20 to 40 years, and equipment 3 to 14 years.

Impairment of Long-Lived Assets and Definite-Lived Intangible Assets: Definite-lived intangible assets are amortized over their estimated useful lives. The Company reviews long-lived assets and definite-lived intangible assets for impairment annually, or more frequently when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets and any related goodwill, the carrying value is reduced to the estimated fair value. The Company recorded no material impairment charges for long-lived or definite-lived assets in fiscal 2019, 2018, 2017.

Goodwill and Other Indefinite-Lived Intangibles: Indefinite-lived intangible assets are originally recorded at their estimated fair values at date of acquisition and the residual of the purchase price is recorded to goodwill. Goodwill and other indefinite-lived intangible assets are allocated to reporting units that will receive the related sales and income. Goodwill and indefinite-lived intangible assets are tested annually for impairment or more frequently if impairment indicators arise.

In conducting the annual impairment test for goodwill, the Company has the option to first assess qualitative factors to determine whether it is more likely than not (> 50% likelihood) the fair value of any reporting unit is less than its carrying amount. If the Company elects to perform a qualitative assessment and determines an impairment is more likely than not, the Company is required to perform a quantitative impairment test. Otherwise, no further analysis is required. Alternatively, the Company may elect to proceed directly to the quantitative impairment test.

In conducting a qualitative assessment, the Company analyzes actual and projected growth trends for net sales, gross margin, and segment profit for each reporting unit, as well as historical performance versus plan and the results of prior quantitative tests. Additionally, the Company assesses factors that may impact the business's financial results such as macroeconomic conditions and the related impact, market-related exposures, plans to market for sale all or a portion of the business, competitive changes, new or discontinued product lines, and changes in key personnel.

If performed, the quantitative goodwill impairment test is performed at the reporting unit level. First, the fair value of each reporting unit is compared to its corresponding carrying value, including goodwill. The fair value of each reporting unit is estimated using discounted cash flow valuations (Level 3), which incorporate assumptions regarding future growth rates, terminal values, and discount rates. The estimates and assumptions used consider historical performance and are consistent with the assumptions used in determining future profit plans for each reporting unit, which are approved by the Company’s Board of Directors. If the quantitative assessment results in the carrying value exceeding the fair value of any reporting unit, the results from the quantitative analysis will be relied upon to determine both the existence and amount of goodwill impairment. An impairment loss will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.

During the fourth quarter of fiscal 2019, the Company completed its annual goodwill impairment tests and elected to perform a qualitative assessment. As a result of the qualitative testing during fiscal 2019 and 2018, and quantitative testing during fiscal 2017, no impairment charges were recorded.

In conducting the annual impairment test for its indefinite-lived intangible assets, the Company first performs a qualitative assessment to determine whether it is more likely than not (> 50% likelihood) an indefinite-lived intangible asset is impaired. If the Company concludes this is the case, a quantitative test for impairment must be performed. Otherwise, the Company does not need to perform a quantitative test.

In conducting the qualitative assessment, the Company analyzes growth rates for historical and projected net sales and the results of prior quantitative tests. Additionally, each reporting unit assesses critical items that may impact their intangible assets or the applicable royalty rates to determine if there are factors that could indicate impairment of the asset.

If performed, the quantitative impairment test compares the fair value and carrying value of the indefinite-lived intangible asset. The fair value of indefinite-lived intangible assets is primarily determined on the basis of estimated discounted value using the relief from royalty method (Level 3), which incorporates assumptions regarding future sales projections, discount rates, and royalty rates. If the carrying value exceeds fair value, the indefinite-lived intangible asset is considered impaired and an impairment charge is recorded for the difference. Even if not required, the Company periodically elects to perform the quantitative test in order to confirm the qualitative assessment.

During the fourth quarter of fiscal 2019, the Company completed its annual indefinite-lived asset impairment tests and elected to perform a qualitative assessment. As a result of the review, it was revealed that further assessment in the form of a quantitative test was necessary for two indefinite-lived intangible assets. No impairment charges were recorded for fiscal 2019. During fiscal 2018, a $17.3 million intangible asset impairment charge was recorded for the CytoSport trademark. See additional discussion regarding the Company’s goodwill and intangible assets in Note E - Goodwill and Intangible Assets. During fiscal years 2018 and 2017, there were no other material impairment charges recorded.

Pension and Other Post-retirement Benefits: The Company has elected to use the corridor approach to recognize expenses related to its defined benefit pension and other post-retirement benefit plans. Under the corridor approach, actuarial gains or losses resulting from experience and changes in assumptions are deferred and amortized over future periods. For the defined benefit pension plans, the unrecognized gains and losses are amortized when the net gain or loss exceeds 10.0% of the greater of the projected benefit obligation or the fair value of plan assets at the beginning of the year. For the other post-retirement plans, the unrecognized gains and losses are amortized when the net gain or loss exceeds 10.0% of the accumulated pension benefit obligation at the beginning of the year. For plans with active employees, net gains or losses in excess of the corridor are amortized over the average remaining service period of participating employees expected to receive benefits under those plans.

For plans with only retiree participants, net gains or losses in excess of the corridor are amortized over the average remaining life of the retirees receiving benefits under those plans.

Contingent Liabilities: The Company may be subject to investigations, legal proceedings, or claims related to the ongoing operation of its business, including claims both by and against the Company. Such proceedings typically involve claims related to product liability, contract disputes, wage and hour laws, employment practices, or other actions brought by employees, consumers, competitors, or suppliers. The Company establishes accruals for its potential exposure for claims when losses become probable and reasonably estimable. Where the Company is able to reasonably estimate a range of potential losses, the Company records the amount within that range which constitutes the Company’s best estimate. The Company also discloses the nature of and range of loss for claims against the Company when losses are reasonably possible and material.

Foreign Currency Translation: Assets and liabilities denominated in foreign currency are translated at the current exchange rate as of the date of the Consolidated Statements of Financial Position. Amounts in the Consolidated Statements of Operations are translated at the average monthly exchange rate. Translation adjustments resulting from fluctuations in exchange rates are recorded as a component of Accumulated Other Comprehensive Loss in Shareholders’ Investment.

When calculating foreign currency translation, the Company deemed its foreign investments to be permanent in nature and has not provided for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars.

Derivatives and Hedging Activity: The Company uses commodity positions to manage its exposure to price fluctuations in those markets. The contracts are recorded at fair value on the Consolidated Statements of Financial Position within Other Current Assets or Accounts Payable. Additional information on hedging activities is presented in Note H - Derivatives and Hedging.

Equity Method Investments: The Company has a number of investments in joint ventures where its voting interests are in excess of 20 percent but not greater than 50 percent and for which there are no other indicators of control. The Company accounts for such investments under the equity method of accounting and its underlying share of each investee’s equity is reported in the Consolidated Statements of Financial Position as part of Investments In and Receivables from Affiliates.

The Company regularly monitors and evaluates the fair value of its equity investments. If events and circumstances indicate that a decline in the fair value of these assets has occurred and is other than temporary, the Company will record a charge in Equity in Earnings of Affiliates in the Consolidated Statements of Operations. The Company’s investments do not have a readily determinable fair value as none of them are publicly traded. The fair values of the Company’s private equity investments are determined by discounting the estimated future cash flows of each entity. These cash flow estimates include assumptions on growth rates and future currency exchange rates (Level 3). The Company did not record an impairment charge on any of its equity investments in fiscal years 2019, 2018, or 2017. See additional discussion regarding the Company’s equity method investments in Note I - Investments In and Receivables From Affiliates.

Revenue Recognition: The Company recognizes revenues at the net consideration the Company expects to receive in exchange for goods sold. The amount of net consideration recognized includes estimates of variable consideration, including costs for trade promotion programs, consumer incentives, and allowances and discounts associated with distressed or potentially unsaleable products. Products are delivered upon receipt of customer purchase orders with acceptable terms, including price and reasonably assured collectability. Additional information on revenue recognition is presented in Note B - Revenue Recognition.

Allowance for Doubtful Accounts: The Company estimates the Allowance for Doubtful Accounts based on a combination of factors, including the age of its Accounts Receivable balances, customer history, collection experience, and current market factors. Additionally, a specific reserve may be established if the Company becomes aware of a customer’s inability to meet its financial obligations.

Advertising Expenses: Advertising costs are expensed when incurred. Advertising expenses include all media advertising but exclude the costs associated with samples, demonstrations, and market research. Advertising costs for fiscal years 2019, 2018, and 2017 were $131.1 million, $151.5 million, and $135.6 million, respectively.

Shipping and Handling Costs: The Company’s shipping and handling expenses are included in Cost of Products Sold on the Consolidated Statements of Operations.

Research and Development Expenses: Research and development costs are expensed as incurred and are included in Selling, General, and Administrative expenses on the Consolidated Statements of Operations. Research and development expenses incurred for fiscal years 2019, 2018, and 2017 were $32.5 million, $33.8 million, and $34.2 million, respectively.

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

Employee Stock Options: The Company records stock-based compensation expense in accordance with ASC 718, Compensation – Stock Compensation. For options subject to graded vesting, the Company recognizes stock-based compensation expense ratably over the shorter of the vesting period or requisite service period. Stock-based compensation expense for grants made to retirement-eligible employees is recognized on the date of grant. The Company estimates forfeitures at the time of grant based on historical experience and revises in subsequent periods if actual forfeitures differ.

Share Repurchases: On January 29, 2013, the Company’s Board of Directors authorized the repurchase of 10.0 million shares (pre-split) of its common stock with no expiration date. On November 23, 2015, the Company’s Board of Directors authorized a two-for-one split of the Company’s voting common stock. As part of the Board’s approval of that stock split, the number of shares remaining to be repurchased was adjusted proportionately. The Company may purchase shares of its common stock through open market and privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the repurchase authorization depend on market conditions as well as corporate and regulatory considerations. During the year ended October 27, 2019, the Company repurchased a total of 4.3 million shares at an average price of $40.44. As of October 27, 2019, the remaining share repurchase authorization under the program was 4.8 million shares (post-split).

Supplemental Cash Flow Information: Non-cash investment activities presented on the Consolidated Statements of Cash Flows primarily consist of unrealized gains or losses on the Company’s rabbi trust. The noted investments are included in Other Assets on the Consolidated Statements of Financial Position. Changes in the value of these investments are presented in the Consolidated Statements of Operations as Interest and Investment Income.

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

Accounting Changes and Recent Accounting Pronouncements

New Accounting Pronouncements adopted in current fiscal year

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This topic converges the guidance within U.S. GAAP and international financial reporting standards and supersedes ASC 605, Revenue Recognition. The new standard requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard provides enhanced disclosures about revenue, guidance for transactions which were not previously addressed, and improves guidance for multiple-element arrangements. The new guidance was effective for annual reporting periods beginning after December 15, 2017. The updated guidance is to be applied either retrospectively or by using a cumulative effect adjustment. The Company adopted the provisions of the new standard using the full retrospective method at the beginning of fiscal 2019. Refer to Note B - Revenue Recognition for additional disclosures.

In October 2016, the FASB issued ASU 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory (Topic 740). The updated guidance requires the recognition of the income tax consequences of an intra-entity asset transfer, other than transfers of inventory, when the transfer occurs. For intra-entity transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party. The updated guidance was effective for reporting periods beginning after December 15, 2017, with early adoption permitted only within the first interim period of a fiscal year. The guidance is required to be applied on a modified retrospective basis through a cumulative effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted the updated provisions at the beginning of fiscal 2019, resulting in a reclassification from prepaid tax assets to deferred tax assets. In addition, due to the impact of the lower tax rate on deferred tax balances resulting from the Tax Cuts and Jobs Act (Tax Act), the Company recognized a cumulative effect adjustment to Retained Earnings of $10.5 million.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715). The updated guidance requires an employer to report the service cost component of net periodic pension cost and net periodic post-retirement benefit cost in the same line item as other compensation costs. Other components of net periodic pension cost and net periodic post-retirement benefit cost must be presented in the income statement separately from the service cost component and outside income from operations. Additionally, only the service cost component is eligible for capitalization. This guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The updated guidance should be applied retrospectively for the presentation of components of net benefit cost and prospectively for the capitalization of the service cost component of net benefit cost. The Company adopted the updated provisions at the beginning of fiscal 2019. The Company elected to utilize a practical expedient which allows the Company to use historical amounts disclosed in the Pension and Other Post-retirement Benefits footnote as an estimation basis for retrospectively applying the requirements to separately report the other components in the Consolidated Statements of Operations. Due to the retrospective adoption, the Company reclassified

$19.0 million and $3.7 million of non-service cost components of net periodic benefit costs from Operating Income to Interest and Investment Income on the Consolidated Statements of Operations for the years ended October 28, 2018 and October 29, 2017.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities (Topic 815). The updated guidance expands an entity’s ability to hedge nonfinancial and financial risk components and reduce complexity in fair value hedges of interest rate risk. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. Entities will apply the amendments to cash flow and net investment hedge relationships that exist on the date of adoption using a modified retrospective approach. The presentation and disclosure requirements apply prospectively. The updated guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted in any interim or annual period. The Company early adopted the updated guidance at the beginning of fiscal 2019; therefore, eliminating the requirement to separately measure and report hedge ineffectiveness. The Company applied the amendment to cash flow hedge relationships existing on the date of adoption using a modified retrospective approach. Presentation and disclosure requirements were applied on a prospective basis. The adoption resulted in an immaterial adjustment from Retained Earnings to Accumulated Other Comprehensive Loss.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220).  The updated guidance allows entities to reclassify stranded income tax effects resulting from the Tax Act from Accumulated Other comprehensive income to retained earnings in their consolidated financial statements. Under the Tax Act, deferred taxes were adjusted to reflect the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate, which left the tax effects on items within Accumulated Other Comprehensive Loss stranded at an inappropriate tax rate. The updated guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted in any interim period and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company early adopted the updated provisions at the beginning of fiscal 2019, resulting in a reclassification of $53.8 million from Accumulated Other Comprehensive Loss to Retained Earnings.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements. This amendment makes changes to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification (ASC). The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments do not require transition guidance and will be effective upon issuance of ASU 2018-09. The amendments effective upon issuance did not have a material impact on the Company's consolidated financial statements. A majority of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018. The Company early adopted the remaining amendments in the fourth quarter of fiscal 2019. The adoption did not have an impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (Topic 350).  The amendments in the update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The amendments are effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years and is to be applied either retrospectively or prospectively to all implementation costs incurred after the adoption date. Early adoption is permitted, including adoption in any interim period. The Company early adopted the updated provisions on a prospective basis at the beginning of fiscal 2019. Subsequent to adoption, the Company has capitalized $27.6 million in cloud implementation costs, primarily associated with the transition to Oracle Cloud Solutions.

New Accounting Pronouncements not yet adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The updated guidance requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement, and presentation of expenses will depend on the classification as a finance or operating lease. The update also requires expanded quantitative and qualitative disclosures. Accounting guidance for lessors is largely unchanged. The requirements of the new standard are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will adopt the provisions of this new accounting standard at the beginning of fiscal 2020. For transition purposes, the Company elected the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification, and initial direct costs. In July 2018, the FASB issued ASU 2018-11, which provides an optional transition method allowing entities the option to use the effective date as the date of initial application on transition. The Company elected this transition method, and as a result, the Company will not adjust its comparative period financial information or make the new required lease disclosures for periods before the effective date. The Company elected to not separate lease and non-lease components. The Company did not elect the hindsight practical expedient. In connection with the adoption of the new lease accounting standard, the Company completed scoping reviews and developed business processes, accounting policies and internal controls. The Company implemented new lease accounting software to provide a centralized repository and assist in the preparation of the standard's additional reporting requirements. Based on the assessment to-date, the Company expects an increase of approximately $110 million to $120 million to assets and an offsetting increase to liabilities on the Consolidated Statements of Financial Position. The Company expects the lease standard to have an immaterial impact on the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). The update provides guidance on the measurement of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The amendment replaces the current incurred loss impairment approach with a methodology to reflect expected credit losses and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. The updated guidance is to be applied on a modified retrospective approach and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for all entities for fiscal years beginning after December 15, 2018, and interim periods therein. The Company is currently assessing the timing and impact of adopting the updated provisions.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820).
The updated guidance requires entities to disclose changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Amendments in this guidance also require disclosure of transfers into and out of Level 3 of the fair value hierarchy, purchases and issues of Level 3 assets and liabilities, and clarify that the measurement uncertainty disclosure is about the uncertainty in measurement as of the reporting date. The guidance removes requirements to disclose the amounts and reasons for transfers between Level 1 and Level 2, policy for timing between of transfers between levels, and the valuation processes for Level 3 fair value measurements. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The Company is currently assessing the timing and impact of adopting the updated provisions.

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans (Topic 715). The updated guidance requires additional disclosures of weighted-average interest crediting rates for cash balance plans and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation. Amendments in the guidance also clarify the requirement to disclose the projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs in excess of plan assets. The same disclosure is needed for the accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets. The guidance removes certain previous disclosure requirements no longer considered cost beneficial. The amendments are effective for fiscal years ending after December 15, 2020, with early adoption permitted. The Company is currently assessing the timing and impact of adopting the updated provisions.

Recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company.

Note B
Revenue Recognition

Revenue from Contracts with Customers: Effective October 29, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers using the full retrospective adoption method. The impact of adopting this guidance was immaterial to the Company’s financial statements and related disclosures. Under ASC 606, a contract with a customer is an agreement which both parties have approved, that creates enforceable rights and obligations, has commercial substance, where payment terms are identified, and collectability is probable. The Company’s customer contracts predominantly contain a single performance obligation to fulfill customer orders for the purchase of specified products. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. Revenue from product sales is primarily identified by purchase orders (“contracts”) which in some cases are governed by a master sales agreement. The purchase orders in combination with the invoice typically specify quantity and product(s) ordered, shipping terms, and certain aspects of the transaction price including discounts. Contracts are at standalone pricing or governed by pricing lists or brackets. The Company's revenue is recognized at the point in time when performance obligations have been satisfied, and control of the product has transferred to the customer. This is typically once the shipped product is received or picked up by the customer. Revenues are recognized at the net consideration the Company expects to receive in exchange for the goods. The amount of net consideration recognized includes estimates of variable consideration, including costs for trade promotion programs, consumer incentives, and allowances and discounts associated with distressed or potentially unsaleable products.

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

Disaggregation of Revenue: The Company discloses revenue by reportable segment, sales channel, and class of similar product in Note P - Segment Reporting.

Contract Balances: The Company does not have significant deferred revenue or unbilled receivable balances as a result of transactions with customers.

Contract Costs: The Company elected to apply the practical expedient to not capitalize contract costs to obtain contracts with duration of one year or less, which are expensed and included in the Consolidated Statements of Operations.

Note C
Acquisitions and Divestitures
Divestiture: On April 15, 2019, the Company completed the sale of CytoSport, Inc. (Cytosport), which includes the Muscle Milk® and Evolve® brands, to PepsiCo, Inc., and received final proceeds of $479.8 million. The divestiture resulted in a pretax gain of $16.5 million recognized in Selling, General and Administrative expense and a tax benefit of $17.0 million recognized within the Provision for Income Taxes on the Consolidated Statements of Operations.

CytoSport's results of operations through the date of divestiture are included within Earnings Before Income Taxes in the Consolidated Statements of Operations and are reflected within the Grocery Products and International & Other segments (See Note P - Segment Reporting).
Acquisition: On November 27, 2017, the Company acquired Columbus Manufacturing, Inc. (Columbus), an authentic premium deli meat and salami company, from Arbor Investments for a final purchase price of $857.4 million. The transaction was funded with cash on hand and by borrowing $375.0 million under a term loan facility and $375.0 million under a revolving credit facility.

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

On August 22, 2017, the Company acquired Cidade do Sol (Ceratti) for a final purchase price of $103.3 million. The transaction was funded by the Company with cash on hand. The Company completed a final allocation of the fair value of Ceratti based on the acquisition method of accounting and third party valuation appraisals. Refer to Note E - Goodwill and Intangible Assets for amounts assigned to goodwill and intangible assets.

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

On August 16, 2017, the Company acquired Fontanini Italian Meats and Sausages (Fontanini), a branded foodservice business, from Capitol Wholesale Meats, Inc. for a final purchase price of $425.7 million. The transaction was funded with cash on hand and by utilizing short-term financing. The transaction provided a cash flow benefit resulting from the amortization of the tax basis of assets, the net present value of which is approximately $64.7 million. The Company completed a final allocation of the fair value of Fontanini based on the acquisition method of accounting and third party valuation appraisals. Refer to Note E - Goodwill and Intangible Assets for amounts assigned to goodwill and intangible assets.

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

Note D
Inventories
Principal components of inventories are:

(in thousands)	October 27, 2019	October 28, 2018
Finished Products	$604,035	$525,628
Raw Materials and Work-in-Process	255,474	247,495
Operating Supplies	116,981	126,644
Maintenance Materials and Parts	65,872	63,760
Total	$1,042,362	$963,527

Note E
Goodwill and Intangible Assets
Goodwill: The changes in the carrying amount of goodwill for the fiscal years ended October 27, 2019, and October 28, 2018, are presented in the table below. Beginning balances for fiscal 2019 have been reclassified to conform to the current year presentation between segments. See Note P - Segment Reporting and Note C - Acquisitions and Divestitures for additional information. The reduction in goodwill during fiscal 2019 is due to the divestiture of CytoSport on April 15, 2019. Additions in fiscal 2018 relate to the acquisition of Columbus.

(in thousands)	Grocery Products	Refrigerated Foods	Jennie-O Turkey Store	International & Other	Total
Balance at October 29, 2017	$882,582	$795,699	$203,214	$238,318	$2,119,813
Goodwill Acquired	—	610,602	—	—	610,602
Foreign Currency Translation	—	—	—	(20,224)	(20,224)
Purchase Adjustments	—	596	—	3,329	3,925
Reported Balance at October 28, 2018	$882,582	$1,406,897	$203,214	$221,423	$2,714,116
Segment Reclassification	(25,209)	51,795	(26,586)	—	—
Adjusted Balance at October 28, 2018	$857,373	$1,458,692	$176,628	$221,423	$2,714,116
Goodwill Sold	(225,072)	—	—	(4,945)	(230,017)
Foreign Currency Translation	—	—	—	(2,454)	(2,454)
Balance as of October 27, 2019	$632,301	$1,458,692	$176,628	$214,024	$2,481,645

Intangible Assets: The carrying amounts for indefinite-lived intangible assets are presented in the table below. The decrease primarily represents the fair value of trademarks sold as part of the CytoSport divestiture of $147.9 million in fiscal 2019.

	October 27,	October 28,
(in thousands)	2019	2018
Brands/Tradenames/Trademarks	$959,400	$1,108,122
Other Intangibles	184	184
Foreign Currency Translation	(3,803)	(3,484)
Total	$955,781	$1,104,822

The gross carrying amount and accumulated amortization for definite-lived intangible assets are presented in the table below. In fiscal 2019, customer relationships of $13.4 million were sold as part of the divestiture of CytoSport. In fiscal 2018, customer relationships of $29.4 million were acquired related to Columbus.

	October 27, 2019			October 28, 2018
	Gross		Weighted-	Gross		Weighted-
	Carrying	Accumulated	Avg Life	Carrying	Accumulated	Avg Life
(in thousands)	Amount	Amortization	(in Years)	Amount	Amortization	(in Years)
Customer Lists/Relationships	$113,739	$(36,744)	12.7	$137,039	$(36,367)	12.4
Other Intangibles	6,957	(2,817)	6.3	6,155	(1,547)	6.4
Foreign Currency Translation	—	(3,054)	—	—	(2,883)	—
Total	$120,696	$(42,615)	12.3	$143,194	$(40,797)	12.2

Amortization expense for the last three fiscal years was as follows:

(in millions)
2019	$11.6
2018	12.7
2017	8.4

Estimated annual amortization expense for the five fiscal years after October 27, 2019, is as follows:

(in millions)
2020	$10.7
2021	10.7
2022	10.4
2023	9.5
2024	7.4

During the fourth quarter of fiscal years 2019, 2018, and 2017, the Company completed the required annual impairment tests of indefinite-lived intangible assets and goodwill. An impairment was indicated for the CytoSport trademark in the Grocery Products segment, resulting in a charge of $17.3 million in fiscal 2018. No other impairment was indicated. Useful lives of intangible assets were also reviewed during this process, with no material changes identified.

Note F
Long-term Debt and Other Borrowing Arrangements
Long-term Debt consists of:

(in thousands)	October 27, 2019	October 28, 2018
Term Loan	$—	$374,840
Senior Unsecured Notes, with Interest at 4.125%, Interest Due Semi-annually through April 2021 Maturity Date	250,000	250,000
Less: Current Maturities	—	—
Total	$250,000	$624,840

The Company has a $400.0 million unsecured revolving line of credit which matures in June 2021. The unsecured revolving line of credit bears interest at a variable rate based on LIBOR and a fixed fee is paid for the availability of this credit line. As of October 27, 2019, and October 28, 2018, the Company had no outstanding draws from this line of credit.

With the acquisition of Columbus Manufacturing Inc. in November 2017, the Company obtained a two-year $375.0 million term loan which was due in full in November 2019. The term loan was paid in full in April 2019.

The Company is required by certain covenants in its debt agreements to maintain specified levels of financial ratios and financial position. At the end of the current fiscal year, the Company was in compliance with all of these covenants.

Total interest paid in the last three fiscal years is as follows:

(in millions)
2019	$19.0
2018	25.6
2017	12.7

Note G
Pension and Other Post-retirement Benefits
The Company has several defined benefit plans and defined contribution plans covering most employees. Benefits for defined benefit pension plans covering hourly employees are provided based on stated amounts for each year of service, while plan benefits covering salaried employees are based on final average compensation. Total costs associated with the Company’s defined contribution benefit plans in fiscal years 2019, 2018, and 2017, were $43.0 million, $44.2 million, and $45.2 million, respectively.

Certain groups of employees are eligible for post-retirement health or welfare benefits. Benefits for retired employees vary for each group depending on respective retirement dates and applicable plan coverage in effect. Contribution requirements for retired employees are governed by the Retiree Health Care Payment Program and may change each year as the cost to provide coverage is determined.

Net periodic cost of defined benefit plans included the following:

	Pension Benefits			Post-retirement Benefits
(in thousands)	2019	2018	2017	2019	2018	2017
Service Cost	$26,042	$31,612	$30,256	$690	$980	$1,106
Interest Cost	60,385	56,196	54,263	12,016	11,169	11,630
Expected Return on Plan Assets	(92,492)	(99,091)	(90,936)	—	—	—
Amortization of Prior Service Cost	(2,795)	(2,468)	(3,000)	(2,675)	(3,111)	(4,274)
Recognized Actuarial Loss (Gain)	14,805	18,166	26,166	—	179	2,424
Curtailment (Gain) Charge	2,825	—	—	1,219	—	—
Net Periodic Cost	$8,770	$4,415	$16,749	$11,250	$9,217	$10,886

Non-service cost components of net pension and post-retirement benefit cost are presented within Interest and Investment Income on the Consolidated Statements of Operations.

Actuarial gains and losses and any adjustments resulting from plan amendments are deferred and amortized to expense over periods ranging from 9-23 years for pension benefits and 5-16 years for post-retirement benefits. The following amounts have not been recognized in net periodic pension cost and are included in Accumulated Other Comprehensive Loss:

	Pension Benefits		Post-retirement Benefits
(in thousands)	2019	2018	2019	2018
Unrecognized Prior Service Credit	$40	$8,097	$3,166	$6,461
Unrecognized Actuarial Losses	(429,599)	(336,894)	(34,266)	(9,302)

The following amounts are expected to be recognized in net periodic benefit expense in fiscal 2020:

(in thousands)	Pension Benefits	Post- retirement Benefits
Amortized Prior Service Credit	$(2,168)	$(2,651)
Recognized Actuarial Losses	22,383	1,046

The following is a reconciliation of the beginning and ending balances of the benefit obligation, the fair value of plan assets, and the funded status of the plans as of the October 27, 2019, and the October 28, 2018, measurement dates:

	Pension Benefits		Post-retirement Benefits
(in thousands)	2019	2018	2019	2018
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$1,350,903	$1,460,098	$272,272	$304,683
Service Cost	26,042	31,612	690	980
Interest Cost	60,385	56,196	12,016	11,169
Actuarial (Gain) Loss	241,694	(134,924)	24,912	(24,515)
Plan Amendments	8,086	—	—	—
Curtailment (Gain) Loss	(513)	—	1,839	—
Participant Contributions	—	—	2,302	2,232
Medicare Part D Subsidy	—	—	662	768
Benefits Paid	(70,420)	(62,079)	(23,747)	(23,045)
Benefit Obligation at End of Year	$1,616,177	$1,350,903	$290,946	$272,272

	Pension Benefits		Post-retirement Benefits
(in thousands)	2019	2018	2019	2018
Change in Plan Assets
Fair Value of Plan Assets at Beginning of Year	$1,313,380	$1,379,953	$—	$—
Actual Return on Plan Assets	226,171	(10,780)	—	—
Participant Contributions	—	—	2,302	2,232
Employer Contributions	8,157	6,286	21,445	20,813
Benefits Paid	(70,420)	(62,079)	(23,747)	(23,045)
Fair Value of Plan Assets at End of Year	$1,477,288	$1,313,380	$—	$—
Funded Status at End of Year	$(138,889)	$(37,523)	$(290,946)	$(272,272)

Amounts recognized in the Consolidated Statements of Financial Position as of October 27, 2019, and October 28, 2018, are as follows:

	Pension Benefits		Post-retirement Benefits
(in thousands)	2019	2018	2019	2018
Pension Assets	$135,915	$195,153	$—	$—
Employee-related Expenses	(8,842)	(6,851)	(20,418)	(20,540)
Pension and Post-retirement Benefits	(265,962)	(225,825)	(270,528)	(251,732)
Net Amount Recognized	$(138,889)	$(37,523)	$(290,946)	$(272,272)

The accumulated benefit obligation for all pension plans was $1.6 billion as of October 27, 2019, and $1.3 billion as of October 28, 2018. The following table provides information for pension plans with accumulated benefit obligations in excess of plan assets:

(in thousands)	2019	2018
Projected Benefit Obligation	$274,804	$232,676
Accumulated Benefit Obligation	269,114	227,015
Fair Value of Plan Assets	—	—

Weighted-average assumptions used to determine benefit obligations are as follows:

	2019	2018
Discount Rate	3.37%	4.55%
Rate of Future Compensation Increase (For Plans that Base Benefits on Final Compensation Level)	4.06%	3.96%

Weighted-average assumptions used to determine net periodic benefit costs are as follows:

	2019	2018	2017
Discount Rate	4.55%	3.91%	3.94%
Rate of Future Compensation Increase (for Plans that Base Benefits on Final Compensation Level)	3.96%	3.95%	3.96%
Expected Long-term Return on Plan Assets	7.15%	7.30%	7.50%

The expected long-term rate of return on plan assets is based on fair value and is developed in consultation with outside advisors. A range is determined based on the composition of the asset portfolio, historical long-term rates of return, and estimates of future performance.

For measurement purposes, an 8.0% annual rate of increase in the per capita cost of covered health care benefits for pre-Medicare and post-Medicare retirees’ coverage is assumed for 2020. The pre-Medicare and post-Medicare rate is assumed to decrease to 5.0% for 2025, and remain steady thereafter.

The assumed discount rate, expected long-term rate of return on plan assets, rate of future compensation increase, and health care cost trend rate have a significant impact on the amounts reported for the benefit plans. A one-percentage-point change in these rates would have the following effects:

	1-Percentage-Point
	Expense		Benefit Obligation
(in thousands)	Increase	Decrease	Increase	Decrease
Pension Benefits
Discount Rate	$(15,524)	$19,667	$(212,189)	$269,098
Expected Long-term Rate of Return on Plan Assets	(14,469)	14,469	—	—
Rate of Future Compensation Increase	5,138	(4,471)	10,730	(9,339)
Post-retirement Benefits
Discount Rate	$460	$4,094	$(27,176)	$32,603
Health Care Cost Trend Rate	1,249	(1,080)	29,725	(25,575)

The Company’s funding policy is to make annual contributions of not less than the minimum required by applicable regulations. The Company expects to make contributions of $29.7 million during fiscal 2020 that represent benefit payments for unfunded plans.

Benefits expected to be paid over the next ten fiscal years are as follows:

(in thousands)	Pension Benefits	Post-retirement Benefits
2020	$67,623	$20,752
2021	69,920	20,630
2022	72,134	20,391
2023	74,884	20,161
2024	78,467	19,750
2025-2029	436,746	89,926

The investment strategy for defined benefit pension plan assets attempts to minimize the long-term cost of pension benefits, reduce the volatility of pension expense, and achieve a healthy funded status for the plans. The Company establishes target allocations in consultation with outside advisors through the use of asset-liability modeling in an effort to match the duration of the plan assets with the duration of the Company’s projected benefit liability. In fiscal 2019, the Company revised its target allocations to consolidate similar asset classes and employ additional risk management strategies.

The actual and target weighted-average asset allocations for the Company’s pension plan assets as of the plan measurement date are as follows:

	2019
Asset Category	Actual %	Target Range %
Fixed Income	44.9	35-60
Global Stocks	38.0	20-55
Private Equity	5.7	0-10
Real Estate	5.4	0-10
Hedge Funds	4.8	0-10
Cash and Cash Equivalents	1.2	—

	2018
Asset Category	Actual %	Target Range %
Large Capitalization Equity	13.7	12-22
Small Capitalization Equity	12.7	3-13
International Equity	14.9	10-20
Global Equity	12.4	5-20
Private Equity	5.8	0-15
Total Equity Securities	59.5	50-75
Fixed Income	33.6	25-45
Real Estate	5.7	0-10
Cash and Cash Equivalents	1.2	—

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

	Fair Value Measurements as of October 27, 2019
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan Assets in Fair Value Hierarchy
Cash Equivalents(1)	$17,385	$2,445	$14,940	$—
Private Equity(2)
Domestic	49,049	—	—	49,049
International	35,852	—	—	35,852
Fixed Income(3)
US Government Issues	281,879	277,790	4,089	—
Municipal Issues	20,846	—	20,846	—
Corporate Issues – Domestic	313,719	—	313,719	—
Corporate Issues – Foreign	46,181	—	46,181	—
Global Stocks - Mutual Funds(4)	156,974	156,974	—	—
Plan Assets in Fair Value Hierarchy	$921,885	$437,209	$399,775	$84,901

Plan Assets at Net Asset Value
Real Estate – Domestic(5)	$79,329
Global Stocks - Collective Investment Funds(6)	404,971
Hedge Funds(7)	71,103
Plan Assets at Net Asset Value	$555,403
Total Plan Assets at Fair Value	$1,477,288

	Fair Value Measurements as of October 28, 2018
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan Assets in Fair Value Hierarchy
Cash Equivalents(1)	$16,129	$16,129	$—	$—
Large Capitalization Equity(8)
Domestic	113,086	113,086	—	—
Foreign	29,810	29,810	—	—
Small Capitalization Equity(9)
Domestic	145,872	145,872	—	—
Foreign	21,417	21,417	—	—
Private Equity(2)
Domestic	51,377	—	—	51,377
International	24,880	—	—	24,880
Fixed Income(3)
US Government Issues	157,312	153,566	3,746	—
Municipal Issues	19,456	—	19,456	—
Corporate Issues – Domestic	222,617	—	222,617	—
Corporate Issues – Foreign	42,513	—	42,513	—
Plan Assets in Fair Value Hierarchy	$844,469	$479,880	$288,332	$76,257

Plan Assets at Net Asset Value
Large Capitalization Equity – Domestic(10)	$37,176
International Equity – Mutual Fund(11)	107,956
International Equity – Collective Trust(12)	86,641
Global Equity – Mutual Fund(13)	162,630
Real Estate – Domestic(5)	74,508
Plan Assets at Net Asset Value	$468,911
Total Plan Assets at Fair Value	$1,313,380

The following is a description of the valuation methodologies used for instruments measured at fair value, including the general classification of such instruments:

(1) Cash Equivalents: These Level 1 and Level 2 investments consist primarily of highly liquid money market mutual funds traded in active markets in addition to highly liquid futures and T-bills with an observable daily settlement price.

(2) Private Equity: These Level 3 investments consist of various collective investment funds, which are managed by a third party, invested in a well-diversified portfolio of equity investments from top performing, high quality firms focused on U.S. and foreign small to mid-markets, venture capitalists, and entrepreneurs with a concentration in areas of innovation. Investment strategies include buyouts, growth capital, buildups, and distressed, as well as early stages of company development mainly in the U.S. The fair value of these funds is based on the fair value of the underlying investments.

(3) Fixed Income: The Level 1 investments include U.S. Treasury bonds and notes, which are valued at the closing price reported on the active market in which the individual securities are traded. The Level 2 investments consist principally of U.S. government securities, which are valued daily using institutional bond quote sources and mortgage-backed securities pricing sources and municipal, domestic, and foreign securities, which are valued daily using institutional bond quote sources.

(4) Global Stocks - Mutual Fund: These Level 1 investments include open-ended mutual funds consisting of a mix of U.S. common stocks and foreign common stocks, which is valued at closing price reported on the active market in which the fund is traded. The investment strategy is to obtain long term capital appreciation by focusing on companies generating above average earnings growth and are leading growth businesses in the marketplace. There are no restrictions on redemptions.

(5) Real Estate - domestic: These investments include ownership in open-ended real estate funds, which manage diversified portfolios of commercial properties within the office, residential, retail, and industrial property sectors. Investment strategies aim to acquire, own, hold, or dispose of investments with the goal of achieving current income and/or capital appreciation. The real estate investments are valued at the NAV of shares held by the Master Trust. Requests to redeem shares are granted on a quarterly basis with either 45 or 90 days advance notice, subject to availability of cash.

(6) Global Stocks - Collective Investment Funds: These investments include commingled funds consisting of a mix of U.S. common stocks and foreign common stocks. The collective investment funds are valued at the NAV of shares held by the Master Trust. The investment strategy is to obtain long term capital appreciation by focusing on companies generating above average earnings growth and are leading growth businesses in the marketplace. All funds are daily liquid with the exception of one that is available on the first business day of the month for subscriptions and withdrawals.

(7) Hedge Funds: These investments are designed to provide diversification to an overall institutional portfolio and, in particular, provide protection against equity market downturns. They are comprised of CTAs/Managed Futures, Global Marcro (Discretionary and/or Quant), and Long Volatility/Tail Risk Hedging strategies. The hedge funds are valued at the NAV of shares held by the Master Trust. Requests to redeem shares are granted daily, monthly or quarterly.

(8) Large Capitalization Equity: The Level 1 investments include a mix of predominately U.S. common stocks and foreign common stocks, which are valued at the closing price reported on the active market in which the individual securities are traded.

(9) Small Capitalization Equity: The Level 1 investments include a mix of predominately U.S. common stocks and foreign common stocks, which are valued at the closing price reported on the active market in which the individual securities are traded.

(10) Large Capitalization Equity – Domestic: The collective investment is valued at the publicly available NAV of shares held by the Master Trust at year end. The investment objective is to maintain a portfolio of equity securities that approximate the weighted total rate of return within the Standard & Poor’s 500 stock index. There are no restrictions on redemptions.

(11) International Equity – Mutual Funds: The mutual funds are valued at the publicly available NAV of shares held by the Master Trust at year end. The investment seeks long term growth of principal and income by investing in medium to large well established companies. There are no restrictions on redemptions.

(12) International Equity – Collective Trust: The collective investment funds are valued at the NAV of shares held by the Master Trust at year end. The investment objective of this fund is to generate a long term return through investments in quoted international equities. Redemptions can be made on a monthly basis as of the first business day of each month.

(13) Global Equity – Mutual Fund: This investment includes an open-ended mutual fund consisting of a mix of U.S. common stocks and foreign common stocks, which is valued at the publicly available NAV of shares held by the Master Trust at year end. The investment strategy is to obtain long term capital appreciation by focusing on companies generating above average earnings growth and are leading growth businesses in the marketplace. There are no restrictions on redemptions.

A reconciliation of the beginning and ending balance of the investments measured at fair value using significant unobservable inputs (Level 3) is as follows:

(in thousands)	2019	2018
Beginning Balance	$76,257	$74,204
Purchases, Issuances, and Settlements (Net)	(2,894)	(14,867)
Unrealized Gains (Losses)	1,182	3,724
Realized Gains	9,738	11,331
Interest and Dividend Income	618	1,865
Ending Balance	$84,901	$76,257

The Company has commitments totaling $125.0 million for the private equity investments within the pension plans. The unfunded private equity commitment balance for each investment category as of October 27, 2019, and October 28, 2018 is as follows:

(in thousands)	2019	2018
Domestic Equity	$363	$677
International Equity	22,969	36,142
Unfunded Commitment Balance	$23,332	$36,819

Funding for future private equity capital calls will come from existing pension plan assets and not from additional cash contributions into the Company’s pension plans.

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

Volume: As of October 27, 2019, and October 28, 2018, the Company had the following outstanding commodity futures and options contracts related to its hedging programs:

Volume
Commodity Contracts	October 27, 2019	October 28, 2018
Corn	30.4 million bushels	23.0 million bushels
Lean Hogs	187.3 million pounds	56.9 million pounds

Fair Value of Derivatives: The fair values of the Company’s derivative instruments (in thousands) as of October 27, 2019, and October 28, 2018, were as follows:

		Fair Value(1)
Derivatives Designated as Hedges	Location on Consolidated Statements of Financial Position	October 27, 2019	October 28, 2018
Commodity Contracts	Other Current Assets	$6,405	$(30)

(1)  Amounts represent the gross fair value of derivative assets and liabilities. The Company nets the derivative assets and liabilities for each of its hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract. The amount or timing of cash collateral balances may impact the classification of the derivative in the Consolidated Statements of Financial Position. See Note M - Fair Value Measurements for a discussion of these net amounts as reported in the Consolidated Statements of Financial Position.

Fair Value Hedge - Assets (Liabilities): The carrying amount of the Company’s fair value hedge assets (liabilities) (in thousands) as of October 27, 2019, and October 28, 2018, were as follows:

Location on Consolidated Statements of Financial Position	Carrying Amount of the Hedged Assets/(Liabilities)
	October 27, 2019	October 28, 2018
Accounts Payable	$(2,805)	$(594)

Accumulated Other Comprehensive Loss Impact: In fiscal 2019, the Company adopted the amended guidance of ASC 815, Derivatives and Hedging. As a result, hedge ineffectiveness related to effective relationships is now deferred in Accumulated Other Comprehensive Loss until the hedged item impacts earnings. Prior to fiscal 2019, gains or losses on the derivative instrument in excess of the cumulative change in the cash flows of the hedged item, if any (i.e, the ineffective portion) were recognized in the Consolidated Statements of Operations during the current period. As of October 27, 2019, the Company has included in Accumulated Other Comprehensive Loss, hedging gains of $3.2 million (before tax) relating to its positions. The Company expects to recognize the majority of these gains over the next 12 months.

The effect of Accumulated Other Comprehensive Loss for gains or losses (before tax, in thousands) related to the Company's derivative instruments for the fiscal years ended October 27, 2019, and October 28, 2018, was as follows:

	Gain/(Loss) Recognized in AOCL(1)		Location on Consolidated Statements of Operations	Gain/(Loss) Reclassified from AOCL into Earnings(1)		Gain/(Loss) Recognized in Earnings (Ineffective Portion)
	Fiscal Year Ended			Fiscal Year Ended		Fiscal Year Ended
Cash Flow Hedges	October 27, 2019	October 28, 2018		October 27, 2019	October 28, 2018	October 27, 2019	October 28, 2018
Commodity Contracts	$2,813	$(8,634)	Cost of Products Sold	$(1,701)	$(5,480)	$—	$(177)

(1) See Note J - Accumulated Other Comprehensive Loss for the after-tax impact of these gains or losses on Net Earnings.

Consolidated Statements of Operations Impact: The effect on the Consolidated Statements of Operations for gains or losses (before tax, in thousands) related to the Company's derivative instruments for the fiscal years ended, were as follows:

	Cost of Products Sold
	October 27, 2019	October 28, 2018	October 29, 2017
Consolidated Statements of Operations	$7,612,669	$7,566,227	$7,170,883

Cash Flow Hedges - Commodity Contracts
Gain (Loss) Reclassified from AOCL	$(1,701)	$(5,480)	$5,994
Amortization of Excluded Component from Options	(2,489)	—	—
Gain (Loss) due to Ineffectiveness	—	(177)	156

Fair Value Hedges - Commodity Contracts
Gain (Loss) on Commodity Futures(1)	5,197	3,572	(327)
Gain (Loss) due to Ineffectiveness	—	(171)	267

Total Gain (Loss) Recognized in Earnings	$1,007	$(2,256)	$6,090

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

Note I
Investments In and Receivables From Affiliates
The Company accounts for its majority-owned operations under the consolidation method. Investments in which the Company owns a minority interest and for which there are no other indicators of control, are accounted for under the equity or cost method. These investments, along with any related receivables from affiliates, are included in the Consolidated Statements of Financial Position as Investments In and Receivables From Affiliates.

Investments In and Receivables from Affiliates consists of the following:

(in thousands)	Segment	% Owned	October 27, 2019	October 28, 2018
MegaMex Foods, LLC	Grocery Products	50%	$218,592	$205,148
Foreign Joint Ventures	International & Other	Various (26 – 40%)	70,565	68,005
Total			$289,157	$273,153

Equity in Earnings of Affiliates consists of the following:

(in thousands)	Segment	2019	2018	2017
MegaMex Foods, LLC	Grocery Products	$38,676	$52,988	$31,357
Foreign Joint Ventures	International & Other	525	5,984	8,233
Total		$39,201	$58,972	$39,590

Dividends received from affiliates for the fiscal years ended October 27, 2019, October 28, 2018, and October 29, 2017, were $22.5 million, $30.0 million, and $27.5 million, respectively.

The Company recognized a basis difference of $21.3 million associated with the formation of MegaMex Foods, LLC, of which $12.7 million is remaining as of October 27, 2019. This difference is being amortized through Equity in Earnings of Affiliates.

Note J
Accumulated Other Comprehensive Loss
Components of Accumulated Other Comprehensive Loss are as follows:

(in thousands)	Foreign Currency Translation	Pension & Other Post-retirement Benefits		Deferred Hedging Gain (Loss)		Accumulated Other Comprehensive Loss
Balance at October 30, 2016	$(5,489)	$(296,552)		$5,738		$(296,303)
Unrecognized Gains (Losses)
Gross	(1,357)	65,305		(1,393)		62,555
Tax Effect	—	(24,535)		759		(23,776)
Reclassification into Net Earnings
Gross	—	21,316	(1)	(5,994)	(2)	15,322
Tax Effect	—	(8,009)		2,136		(5,873)
Net of Tax Amount	(1,357)	54,077		(4,492)		48,228
Balance at October 29, 2017	$(6,846)	$(242,475)		$1,246		$(248,075)
Unrecognized Gains (Losses)
Gross	(38,008)	46,430		(8,634)		(212)
Tax Effect	—	(11,244)		2,090		(9,154)
Reclassification into Net Earnings
Gross	—	12,766	(1)	5,480	(2)	18,246
Tax Effect	—	(3,090)		(1,213)		(4,303)
Net of Tax Amount	(38,008)	44,862		(2,277)		4,577
Reported Balance at October 28, 2018	$(44,854)	$(197,613)		$(1,031)		$(243,498)
Impact of Adoption of ASU
ASU 2017-12	—	—		(21)	(3)	(21)
ASU 2018-02	—	(53,778)	(3)	—		(53,778)
Adjusted Balance at October 28, 2018	(44,854)	(251,391)		(1,052)		(297,297)
Unrecognized Gains (Losses)
Gross	(8,142)	(138,356)		2,834		(143,664)
Tax Effect	—	33,822		(699)		33,123
Reclassification into Net Earnings
Gross	—	9,335	(1)	1,701	(2)	11,036
Tax Effect	—	(2,287)		(411)		(2,698)
Net of Tax Amount	(8,142)	(97,486)		3,425		(102,203)
Balance at October 27, 2019	$(52,996)	$(348,877)		$2,373		$(399,500)

(1)  Included in computation of net periodic cost. See Note G - Pension and Other Post-Retirement Benefits for additional details.
(2)  Included in cost of products sold in the Consolidated Statements of Operations.
(3)  Cumulative effect from the adoption of Accounting Standards Updates. See Note A - Significant Accounting Policies for additional details.

Note K
Income Taxes
On December 22, 2017, the United States enacted comprehensive tax legislation into law, H.R. 1, commonly referred to as The Tax Cuts and Jobs Act (Tax Act). Except for certain provisions, the Tax Act was effective for tax years beginning on or after January 1, 2018. As a fiscal year U.S. taxpayer, the majority of the provisions, such as eliminating the domestic manufacturing deduction, creating new taxes on certain foreign sourced income, and introducing new limitations on certain business deductions, became effective for the Company in fiscal 2019. The global intangible low taxed income (GILTI) and foreign derived intangible income (FDII) provisions became effective for fiscal 2019 and resulted in an immaterial impact to the Company. For fiscal 2018, the most significant impacts included lowering of the U.S. federal corporate income tax rate, remeasuring certain net deferred tax liabilities, and the transition tax on the deemed repatriation of certain foreign earnings. The phase-in of the lower federal corporate income tax rate resulted in a 21.0 percent tax rate for fiscal 2019 and a blended tax rate of 23.4 percent for fiscal 2018, as compared to the pretax reform federal corporate income tax rate of 35.0 percent. The tax rate will continue to be 21.0 percent in subsequent fiscal years.

In March 2018, the FASB issued ASU 2018-05, which provides guidance for companies related to the Tax Act. ASU 2018-05 allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The Company made reasonable estimates to record a net tax benefit of $72.9 million during fiscal 2018. This provisional net tax benefit included a benefit of $81.2 million from re-measuring the Company's net U.S. deferred tax liabilities, partially offset by the Company's accrual for the transition tax and other U.S. tax law changes of $8.3 million. The Company completed its provisional tax analysis during the first quarter of 2019 and did not record any significant adjustments to the provisional amounts booked in fiscal 2018.

With respect to the new Tax Act provision on GILTI, the Company has elected to treat GILTI as a period cost.

The components of the Provision for Income Taxes are as follows:

(in thousands)	2019	2018	2017
Current
U.S. Federal	$161,233	$134,869	$329,707
State	30,774	27,782	32,719
Foreign	9,919	13,492	6,950
Total Current	201,926	176,143	369,376
Deferred
U.S. Federal	27,817	(15,573)	57,533
State	1,473	10,975	4,510
Foreign	(649)	(2,843)	123
Total Deferred	28,641	(7,441)	62,166
Total Provision for Income Taxes	$230,567	$168,702	$431,542

Deferred Income Taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred income tax liabilities and assets are as follows:

(in thousands)	October 27, 2019	October 28, 2018
Deferred Tax Liabilities
Goodwill and Intangible Assets	$(240,935)	$(266,709)
Tax over Book Depreciation and Basis Differences	(153,104)	(117,861)
Other, net	(11,844)	(11,221)
Deferred Tax Assets
Pension and Other Post-retirement Benefits	105,948	75,501
Employee Compensation Related Liabilities	65,887	64,852
Marketing and Promotional Accruals	15,581	22,595
Other, net	41,893	35,750
Net Deferred Tax (Liabilities) Assets	$(176,574)	$(197,093)

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	2019	2018	2017
U.S. Statutory Rate	21.0%	23.4%	35.0%
State Taxes on Income, Net of Federal Tax Benefit	2.5	2.6	1.7
Domestic Production Activities Deduction	—	(1.5)	(2.4)
Divestitures	(1.4)	—	—
Provisional Tax Law Change	—	(6.3)	—
Stock-based Compensation	(2.2)	(3.4)	—
All Other, net	(0.8)	(0.5)	(0.6)
Effective Tax Rate	19.1%	14.3%	33.7%

In fiscal 2019, the Company recorded a net tax benefit of $17.5 million related to the divestiture of CytoSport.

As of October 27, 2019, the Company had $126.0 million of undistributed earnings from non-U.S. subsidiaries. The Company maintains all earnings are permanently reinvested. Accordingly, no additional income taxes have been provided for withholding tax, state tax, or other taxes.

Total income taxes paid during fiscal years 2019, 2018, and 2017 were $221.4 million, $147.5 million, and $336.0 million, respectively.

The following table sets forth changes in the unrecognized tax benefits, excluding interest and penalties, for fiscal years 2018 and 2019.

(in thousands)
Balance as of October 29, 2017	$32,797
Tax Positions Related to the Current Period
Increases	3,540
Tax Positions Related to Prior Periods
Increases	3,712
Decreases	(1,874)
Settlements	(2,702)
Decreases Related to a Lapse of Applicable Statute of Limitations	(2,356)
Balance as of October 28, 2018	$33,117
Tax Positions Related to the Current Period
Increases	4,885
Tax Positions Related to Prior Periods
Increases	2,997
Decreases	(9,585)
Settlements	(927)
Decreases Related to a Lapse of Applicable Statute of Limitations	(2,661)
Balance as of October 27, 2019	$27,826

The amount of unrecognized tax benefits, including interest and penalties, is recorded in Other Long-term Liabilities. If recognized as of October 27, 2019, and October 28, 2018, $22.5 million and $26.3 million, respectively, would impact the Company’s effective tax rate. The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense, with losses of $0.1 million and $0.6 million included in expense for fiscal 2019 and 2018, respectively. The amount of accrued interest and penalties at October 27, 2019, and October 28, 2018, associated with unrecognized tax benefits was $6.2 million and $6.5 million, respectively.

The Company is regularly audited by federal and state taxing authorities. The United States Internal Revenue Service (I.R.S.) concluded their examination of fiscal 2017 in the second quarter of fiscal 2019. The Company has elected to participate in the Compliance Assurance Process (CAP) for fiscal years through 2021. The objective of CAP is to contemporaneously work with the I.R.S. to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. The Company may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time.

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

Note L
Stock-Based Compensation
The Company issues stock options and restricted shares as part of its stock incentive plans for employees and non-employee directors. Stock-based compensation expense for fiscal years 2019, 2018, and 2017, was $19.7 million, $20.6 million, and $15.6 million, respectively.

At October 27, 2019, there was $27.6 million of total unrecognized compensation expense from stock-based compensation arrangements granted under the plans. This compensation is expected to be recognized over a weighted-average period of approximately 2.6 years. During fiscal years 2019, 2018, and 2017, cash received from stock option exercises was $59.9 million, $71.8 million, and $21.7 million, respectively.
Shares issued for option exercises and restricted shares may be either authorized but unissued shares, or shares of treasury stock. The number of shares available for future grants was 14.9 million at October 27, 2019, 16.1 million at October 28, 2018, and 46.7 million at October 29, 2017.
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
Effective with fiscal 2020 grants, the Company has determined the equity award value for eligible employees will be delivered fifty percent in stock options as described above and fifty percent in time-vested restricted stock units with a three-year cliff vesting.

During the third quarter of fiscal 2018, the Company made a one-time grant of 200 stock options to each active, full-time employee and 100 stock options to each active, part-time employee of the Company on April 30, 2018. The options vest in five years and expire ten years after the grant date.

A reconciliation of the number of options outstanding and exercisable (in thousands) as of October 27, 2019, and changes during the fiscal year then ended, is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at October 28, 2018	29,536	$23.55
Granted	1,809	44.37
Exercised	4,599	13.03
Forfeited	747	36.40
Expired	5	35.87
Outstanding at October 27, 2019	25,994	$26.49	5.2	$372,979
Exercisable at October 27, 2019	17,955	$21.38	3.8	$344,595

The weighted-average grant date fair value of stock options granted and the total intrinsic value of options exercised (in thousands) during each of the past three fiscal years is as follows:

	Fiscal Year Ended
	October 27,	October 28,	October 29,
	2019	2018	2017
Weighted-average Grant Date Fair Value	$9.24	$7.16	$6.41
Intrinsic Value of Exercised Options	138,282	187,486	87,543

The fair value of each option award is calculated on the date of grant using the Black-Scholes valuation model utilizing the following weighted-average assumptions:

	Fiscal Year Ended
	October 27,	October 28,	October 29,
	2019	2018	2017
Risk-free Interest Rate	2.8%	2.7%	2.4%
Dividend Yield	1.9%	2.1%	2.0%
Stock Price Volatility	19.0%	19.0%	19.0%
Expected Option Life	8 years	8 years	8 years

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

Restricted Shares: Restricted shares awarded to non-employee directors on February 1 are subject to a restricted period which expires at the date of the Company’s next annual stockholders meeting. Newly elected directors receive a prorated award of restricted shares of the Company's common stock, which expires on the date of the Company's second succeeding annual stockholders meeting.

A reconciliation of the restricted shares (in thousands) as of October 27, 2019, and changes during the fiscal year then ended, is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Restricted at October 28, 2018	52	$34.08
Granted	51	42.23
Vested	52	34.08
Restricted at October 27, 2019	51	$42.23

The weighted-average grant date fair value of restricted shares granted, the total fair value (in thousands) of restricted shares granted, and the fair value (in thousands) of shares that have vested during each of the past three fiscal years is as follows:

	Fiscal Year Ended
	October 27,	October 28,	October 29,
	2019	2018	2017
Weighted-average Grant Date Fair Value	$42.23	$34.08	$35.62
Fair Value of Restricted Shares Granted	2,134	1,760	2,080
Fair Value of Shares Vested	$1,760	$2,053	$1,920

Note M
Fair Value Measurements
Pursuant to the provisions of ASC 820, the Company’s financial assets and liabilities carried at fair value on a recurring basis in the consolidated financial statements as of October 27, 2019, and October 28, 2018, and their level within the fair value hierarchy are presented in the table below.

	Fair Value Measurements at October 27, 2019
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets at Fair Value
Cash and Cash Equivalents(1)	$672,901	$672,458	$443	$—
Short-term Marketable Securities(2)	14,736	5,186	9,550	—
Other Trading Securities(3)	157,526	—	157,526	—
Commodity Derivatives(4)	12,882	12,882	—	—
Total Assets at Fair Value	$858,045	$690,526	$167,519	$—
Liabilities at Fair Value
Deferred Compensation(3)	$62,373	$—	$62,373	$—
Total Liabilities at Fair Value	$62,373	$—	$62,373	$—

	Fair Value Measurements at October 28, 2018
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets at Fair Value
Cash and Cash Equivalents(1)	$459,136	$459,136	$—	$—
Other Trading Securities(3)	137,311	—	137,311	—
Commodity Derivatives(4)	4,611	4,611	—	—
Total Assets at Fair Value	$601,058	$463,747	$137,311	$—
Liabilities at Fair Value
Deferred Compensation(3)	$60,181	$—	$60,181	$—
Total Liabilities at Fair Value	$60,181	$—	$60,181	$—

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

(2)
The Company holds securities as part of a portfolio maintained to generate investment income and to provide cash for operations of the Company, if necessary. The portfolio is managed by a third party who is responsible for daily trading activities and all assets within the portfolio are highly liquid. The cash, U.S. government securities, and money market funds rated AAA held by the portfolio are classified as Level 1. The current investment portfolio also includes corporate bonds and other asset backed securities for which there is an active, quoted market. Market prices are obtained from a variety of industry providers, large financial institutions, and other third-party sources to calculate a representative daily market value, and therefore, these securities are classified as Level 2.

(3)
A majority of the funds held in the rabbi trust relate to the supplemental executive retirement plans and have been invested in fixed income funds managed by a third party.  The declared rate on these funds is set based on a formula using the yield of the general account investment portfolio supporting the fund, adjusted for expenses and other charges.  The rate is guaranteed for one year at issue and may be reset annually on the policy anniversary, subject to a guaranteed minimum rate.  As the value is based on adjusted market rates and the fixed rate is only reset on an annual basis, these funds are classified as Level 2.  The funds held in the rabbi trust are included in Other Assets on the Consolidated Statements of Financial Position.  The remaining funds held are also managed by a third-party insurance policy, the values of which represent their cash surrender value based on the fair value of the underlying investments in the account and include equity securities, money market accounts, bond funds, or other portfolios for which there is an active quoted market.  Therefore, these policies are also classified as Level 2. The Company also offers a fixed rate investment option to participants. The rate earned on these investments is adjusted annually based on a specified percentage of the I.R.S. applicable federal rates. These balances are classified as Level 2. The related deferred compensation liabilities are included in Other Long-term Liabilities on the Consolidated Statements of Financial Position with investment options generally mirroring those funds held by the rabbi trust.  Therefore, these investment balances are classified as Level 2.

(4) The Company’s commodity derivatives represent futures contracts and options used in its hedging or other programs to offset price fluctuations associated with purchases of corn, soybean meal, and hogs, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The Company’s futures contracts for corn and soybean meal are traded on the Chicago Board of Trade, while futures contracts for lean hogs are traded on the Chicago Mercantile Exchange.  These are active markets with quoted prices available, and these contracts are classified as Level 1. Over-the-counter (OTC) derivative instruments are valued using discounted cashflow models, observable market inputs, and other mathematical pricing models. The Company’s lean hog option contracts are OTC instruments whose value is calculated using the Black-Scholes pricing model, lean hog future prices quoted from the Chicago Mercantile Exchange, and other adjustments to inputs that are observable in active markets. As the value of these instruments is driven by observable prices in active markets they are classified as Level 2. All derivatives are reviewed for potential credit risk and risk of nonperformance.  The Company nets the derivative assets and liabilities for each of its hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract.  The net balance for each program is included in Other current assets or Accounts payable, as appropriate, in the Consolidated Statements of Financial Position. As of October 27, 2019, the Company has recognized the right to reclaim net cash collateral of $6.5 million from various counterparties (including $10.5 million of realized gains on closed positions offset by cash owed of $4.0 million). As of October 28, 2018, the Company had recognized the right to reclaim net cash collateral of $4.6 million from various counterparties (including cash of $4.7 million less $0.1 of realized losses).

The Company’s financial assets and liabilities include accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value. The Company does not carry its long-term debt at fair value in its Consolidated Statements of Financial Position. The fair value of long-term debt, utilizing discounted cash flows (Level 2), was $257.7 million as of October 27, 2019, and $631.3 million as of October 28, 2018.

In accordance with the provisions of ASC 820, the Company measures certain nonfinancial assets and liabilities at fair value, which are recognized or disclosed on a nonrecurring basis (e.g. goodwill, intangible assets, and property, plant and equipment). During the fourth quarter of fiscal year 2018, a $17.3 million intangible asset impairment charge was recorded for a CytoSport trademark. See additional discussion regarding the Company’s goodwill and intangible assets in Note E - Goodwill and Intangible Assets. During fiscal years 2019, 2018, and 2017, there were no other material remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

Note N
Commitments and Contingencies
In order to ensure a steady supply of hogs and turkeys, and to keep the cost of products stable, the Company has entered into contracts with producers for the purchase of hogs and turkeys at formula-based prices over periods up to 10 years. The Company has also entered into grow-out contracts with independent farmers to raise turkeys for the Company for periods up to 25 years. Under these arrangements, the Company owns the livestock, feed, and other supplies while the independent farmers provide facilities and labor. The Company has also contracted for the purchase of corn, soybean meal, feed ingredients, and other raw materials from independent suppliers for periods up to five years. Under these contracts, the Company is committed to make purchases, assuming current price levels, as follows:

(in thousands)	October 27, 2019
2020	$851,469
2021	645,323
2022	494,924
2023	441,092
2024	365,740
Later Years	414,889
Total	$3,213,437

Purchases under these contracts for fiscal years 2019, 2018, and 2017 were $1.0 billion, $1.3 billion, and $1.4 billion, respectively.

The Company has noncancelable operating and capital lease commitments on facilities and equipment at October 27, 2019, as follows:

(in thousands)	Operating	Capital
2020	$15,603	$1,834
2021	10,470	1,787
2022	7,951	1,709
2023	6,953	1,709
2024	4,840	1,709
Later Years	21,773	13,815
Total Future Payments	$67,590	$22,563
Less: Interest		2,850
Present Value of Future Minimum Capital Lease Payments		$19,713

The Company expensed $23.1 million, $22.9 million, and $19.2 million for rent in fiscal years 2019, 2018, and 2017, respectively.

As of October 27, 2019, the Company has $44.8 million of standby letters of credit issued on its behalf. The standby letters of credit are primarily related to the Company’s self-insured workers compensation programs. However, that amount includes revocable standby letters of credit totaling $2.7 million for obligations of an affiliated party that may arise under workers compensation claims. Letters of credit are not reflected in the Company’s Consolidated Statements of Financial Position.

The Company is involved in litigation on an ongoing basis arising in the ordinary course of business. In the opinion of management, the outcome of litigation currently pending will not materially affect the Company’s results of operations, financial condition, or liquidity.

Note O
Earnings Per Share Data
The reported Net Earnings Attributable to the Company were used when computing Basic and Diluted Earnings Per Share for all years presented. A reconciliation of the shares used in the computation is as follows:

(in thousands)	2019	2018	2017
Basic Weighted-average Shares Outstanding	534,578	530,742	528,363
Dilutive Potential Common Shares	10,654	13,127	10,753
Diluted Weighted-average Shares Outstanding	545,232	543,869	539,116

For fiscal years 2019, 2018, and 2017, a total of 2.8 million, 7.3 million, and 3.7 million weighted-average outstanding stock options, respectively, were not included in the computation of dilutive potential common shares since their inclusion would have had an antidilutive effect on Earnings Per Share.

Note P
Segment Reporting
The Company develops, processes, and distributes a wide array of food products in a variety of markets. The Company reports its results in the following four segments: Grocery Products, Refrigerated Foods, Jennie-O Turkey Store, and International & Other. At the beginning of fiscal 2019, the Hormel Deli Solutions division combined all deli businesses, including the Jennie-O Turkey Store deli division, into one division within the Refrigerated Foods segment. In addition, the ingredients business was realigned from the Grocery Products segment to the Refrigerated Foods segment. Periods presented herein have been adjusted to reflect these changes.

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

Sales and operating profits for each of the Company’s reportable segments and reconciliation to earnings before income taxes are set forth below. The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets. Therefore, the Company does not represent that these segments, if operated independently, would report the profit and other financial information shown below.

	Fiscal Year
(in thousands)	2019	2018	2017
Sales to Unaffiliated Customers
Grocery Products	$2,369,317	$2,480,367	$2,507,503
Refrigerated Foods	5,210,741	5,109,881	4,759,839
Jennie-O Turkey Store	1,323,783	1,331,013	1,355,163
International & Other	593,476	624,439	545,014
Total	$9,497,317	$9,545,700	$9,167,519
Intersegment Sales
Grocery Products	$41	$38	$32
Refrigerated Foods	16,351	8,591	7,832
Jennie-O Turkey Store	123,712	110,753	113,384
International & Other	$—	—	—
Total	140,104	119,382	121,248
Intersegment Elimination	(140,104)	(119,382)	(121,248)
Total	$—	$—	$—
Net Sales
Grocery Products	$2,369,358	$2,480,405	$2,507,535
Refrigerated Foods	5,227,092	5,118,472	4,767,671
Jennie-O Turkey Store	1,447,495	1,441,766	1,468,547
International & Other	593,476	624,439	545,014
Intersegment Elimination	(140,104)	(119,382)	(121,248)
Total	$9,497,317	$9,545,700	$9,167,519
Segment Profit
Grocery Products	$339,497	$353,266	$373,330
Refrigerated Foods	681,763	670,948	666,125
Jennie-O Turkey Store	117,962	131,846	183,433
International & Other	75,513	88,953	85,304
Total Segment Profit	1,214,735	$1,245,013	$1,308,192
Net Unallocated Expense	5,362	64,171	29,915
Noncontrolling Interest	342	442	368
Earnings Before Income Taxes	$1,209,715	$1,181,284	$1,278,645
Assets
Grocery Products	$1,774,235	$2,172,117	$2,181,762
Refrigerated Foods	3,583,639	3,444,646	2,389,896
Jennie-O Turkey Store	1,023,787	1,016,961	910,614
International & Other	692,310	679,003	675,878
Corporate	1,035,033	829,565	817,758
Total	$8,109,004	$8,142,292	$6,975,908
Additions to Property, Plant & Equipment
Grocery Products	$37,892	$13,042	$16,443
Refrigerated Foods	174,506	220,499	79,836
Jennie-O Turkey Store	31,607	131,946	88,063
International & Other	9,248	16,513	33,124
Corporate	40,585	7,607	3,820
Total	$293,838	$389,607	$221,286
Depreciation and Amortization
Grocery Products	$31,406	$35,210	$37,089
Refrigerated Foods	77,100	70,579	45,926
Jennie-O Turkey Store	34,696	33,316	31,603
International & Other	10,666	10,755	4,042
Corporate	11,342	11,998	12,317
Total	$165,210	$161,858	$130,977

Revenue has been disaggregated into the categories below to show how sales channels affect the nature, amount, timing, and uncertainty of revenue and cash flows. The amount of total revenues contributed by sales channel for the last three fiscal years are as follows:

	Fiscal Year Ended
(in thousands)	October 27, 2019	October 28, 2018	October 29, 2017
U.S. Retail	$4,947,398	$5,112,988	$5,492,825
U.S. Foodservice	2,943,352	2,824,951	2,611,218
U.S. Deli	939,069	914,009	460,250
International	667,498	693,752	603,226
Total	$9,497,317	$9,545,700	$9,167,519

The Company’s products primarily consist of meat and other food products. The amount of total revenues contributed by classes of similar products for the last three fiscal years are as follows:

	Fiscal Year Ended
(in thousands)	October 27, 2019	October 28, 2018	October 29, 2017
Perishable	$5,370,409	$5,336,046	$4,922,958
Poultry	1,849,294	1,842,320	1,750,996
Shelf-stable	1,829,138	1,765,955	1,851,839
Miscellaneous	448,476	601,379	641,726
Total	$9,497,317	$9,545,700	$9,167,519

Perishable includes fresh meats, frozen items, refrigerated meal solutions, sausages, hams, guacamole, and bacon (excluding Jennie-O Turkey Store products). Shelf-stable includes canned luncheon meats, peanut butter, chilies, shelf-stable microwaveable meals, hash, stews, meat spreads, flour and corn tortillas, salsas, tortilla chips, and other items that do not require refrigeration. The Poultry category is composed primarily of Jennie-O Turkey Store products. The Miscellaneous category primarily consists of nutritional food products and supplements, dessert and drink mixes, and industrial gelatin products. The reduction in the Miscellaneous category during fiscal 2019 is due to the divestiture of CytoSport on April 15, 2019.

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

	Fiscal Year Ended
(in thousands)	October 27, 2019	October 28, 2018	October 29, 2017
United States	$8,934,911	$8,957,305	$8,631,325
Foreign	562,406	588,395	536,194
Total	$9,497,317	$9,545,700	$9,167,519

In fiscal 2019, sales to Walmart Inc. (Walmart) represented $1.4 billion or 13.5% of the Company’s consolidated revenues (measured as gross sales less returns and allowances). In fiscal 2018, sales to Walmart represented $1.4 billion or 13.6% of the Company’s consolidated revenues. Walmart is a customer for all four segments of the Company.

Note Q
Quarterly Results of Operations (Unaudited)
The following tabulations reflect the unaudited quarterly results of operations for the years ended October 27, 2019, and October 28, 2018.

(in thousands, except per share data)	Net Sales	Gross Profit(3)	Net Earnings	Net Earnings Attributable to Hormel Foods Corporation(1)	Basic Earnings Per Share	Diluted Earnings Per Share(2)
2019
First Quarter	$2,360,355	$488,334	$241,519	$241,425	$0.45	$0.44
Second Quarter	2,344,744	469,149	282,636	282,429	0.53	0.52
Third Quarter	2,290,705	433,442	199,427	199,449	0.37	0.37
Fourth Quarter	2,501,513	493,723	255,566	255,503	0.48	0.47
2018
First Quarter	$2,331,293	$498,296	$303,211	$303,107	$0.57	$0.56
Second Quarter	2,330,568	492,803	237,522	237,384	0.45	0.44
Third Quarter	2,359,142	455,046	210,353	210,243	0.40	0.39
Fourth Quarter	2,524,697	533,328	261,496	261,406	0.49	0.48

(1) Excludes net earnings attributable to the Company’s noncontrolling interests.
(2) Quarterly amounts are independently computed and may not add to the annual amounts.
(3) Fiscal 2018 adjusted due to the adoption of ASU 2017-07. See Note A - Summary of Significant Accounting Policies.

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

Internal Control over Financial Reporting

During the fourth quarter of fiscal year 2019, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information under “Item 1 – Election of Directors”, “Board Independence”, and information under “Board of Director and Committee Meetings” in the definitive proxy statement for the Annual Meeting of Stockholders to be held January 28, 2020, is incorporated herein by reference.

Information concerning Executive Officers is set forth in Part I, Item 1(f) of this Annual Report on Form 10-K, pursuant to Instruction to Item 401 of Regulation S-K.

Information under “Delinquent Section 16(a) Reports,” in the definitive proxy statement for the Annual Meeting of Stockholders to be held January 28, 2020, is incorporated herein by reference.

The Company has adopted a Code of Ethical Business Conduct in compliance with applicable rules of the Securities and Exchange Commission that applies to its principal executive officer, its principal financial officer, and its principal accounting officer or controller, or persons performing similar functions.  A copy of the Code of Ethical Business Conduct is available on the Company’s website at www.hormelfoods.com, free of charge, under the caption, “Investors – Governance – Governance Documents.”  The Company intends to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethical Business Conduct by posting such information on the Company’s website at the address and location specified above.

Item 11.  EXECUTIVE COMPENSATION

Information commencing with “Executive Compensation” through "CEO Pay Ratio Disclosure”, and information under “Compensation of Directors” in the definitive proxy statement for the Annual Meeting of Stockholders to be held January 28, 2020, is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the Company's equity compensation plans as of October 27, 2019, is shown below:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	25,993,836	$26.49	14,945,886
Equity compensation plans not approved by security holders	—	—	-
Total	25,993,836	$26.49	14,945,886

Information under “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the definitive proxy statement for the Annual Meeting of Stockholders to be held January 28, 2020, is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information under “Related Party Transactions” and “Board Independence” in the definitive proxy statement for the Annual Meeting of Stockholders to be held January 28, 2020, is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information under “Independent Registered Public Accounting Firm Fees” and “Audit Committee Preapproval Policies and Procedures” in the definitive proxy statement for the Annual Meeting of Stockholders to be held January 28, 2020, is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Hormel Foods Corporation for the fiscal year ended October 27, 2019, are filed as part of this report:

Consolidated Statements of Financial Position–October 27, 2019, and October 28, 2018.

Consolidated Statements of Operations–Fiscal Years Ended October 27, 2019, October 28, 2018, and October 29, 2017.

Consolidated Statements of Comprehensive Income–Fiscal Years Ended October 27, 2019, October 28, 2018, and October 29, 2017.

Consolidated Statements of Changes in Shareholders’ Investment–Fiscal Years Ended October 27, 2019, October 28, 2018, and October 29, 2017.

Consolidated Statements of Cash Flows–Fiscal Years Ended October 27, 2019, October 28, 2018, and October 29, 2017.

Notes to Consolidated Financial Statements

Report of Management

Report of Independent Registered Public Accounting Firm

FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statement schedule of Hormel Foods Corporation required is submitted herewith:

Schedule II – Valuation and Qualifying Accounts and Reserves–Fiscal Years Ended October 27, 2019, October 28, 2018, and October 29, 2017.

FINANCIAL STATEMENTS AND SCHEDULES OMITTED

All other financial statements and schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

HORMEL FOODS CORPORATION

(In Thousands)

		Additions/(Benefits)
Classification	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts Describe		Deductions- Describe		Balance at End of Period
Valuation reserve deduction from assets account:
Fiscal year ended October 27, 2019 Allowance for doubtful accounts receivable					$121	(1)
	$4,051	$(382)			(515)	(2)	$4,063
Fiscal year ended October 28, 2018 Allowance for doubtful accounts receivable			$(262)	(3)	$65	(1)
	$4,246	$79	10	(4)	(43)	(2)	$4,051
Fiscal year ended October 29, 2017 Allowance for doubtful accounts receivable					$677	(1)
	$4,045	$561	$261	(5)	(56)	(2)	$4,246

(1) Uncollectible accounts written off.

(2) Recoveries on accounts previously written off.

(3)  Consolidation of the Fontanini and Columbus reserves.

(4)  Increase in the reserve due to the inclusion of Columbus accounts receivable.

(5)  Increase in the reserve due to the inclusion of Fontanini accounts receivable.

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

4.2(1)	Form of 4.125% Notes due 2021. (Incorporated by reference to Exhibit 4.1 to Hormel’s Current Report on Form 8-K dated April 11, 2011, File No. 001-02402.)

4.3(2)	Description of Capital Stock.

4.4
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

10.10(1)(3)	Hormel Foods Corporation 2009 Long-Term Incentive Plan. (Incorporated by reference to Appendix A to Hormel’s definitive Proxy Statement filed on December 18, 2013, File No. 001-02402.)

10.11(1)(3)
Hormel Survivor Income Plan for Executives (1993 Restatement). (Incorporated by reference to Exhibit 10.11 to Hormel’s Annual Report on Form 10-K for the fiscal year ended October 29, 2006, File No. 001-02402.)

10.12(1)(3)	Hormel Foods Corporation 2018 Incentive Compensation Plan. (Incorporated by reference to Appendix A to Hormel's Definitive Proxy Statement filed on December 20, 2017, File No. 001-02402.)

10.13(1)(3)
Hormel Foods Corporation Restricted Stock Award Agreement Under the 2018 Incentive Compensation Plan (Non-Employee Directors). (Incorporated by reference to Exhibit 10.1 to Hormel's Current Report on Form 8-K dated January 30, 2018, File No. 001-02402.)

10.14(1)(3)
Hormel Foods Corporation Stock Option Agreement Under the 2018 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.2 to Hormel's Current Report on Form 8-K dated January 30, 2018, File No. 001-02402.)

NUMBER	DESCRIPTION OF DOCUMENT
10.15(2)(3)	Hormel Foods Corporation Restricted Stock Unit Agreement Under the 2018 Incentive Compensation Plan.

21.1(2)	Subsidiaries of the Registrant.

23.1(2)	Consent of Independent Registered Public Accounting Firm.

24.1(2)	Power of Attorney.

31.1(2)	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(2)	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(2)	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3(1)
U.S. $700,000,000 Amended and Restated Credit Agreement, dated as of June 24, 2015, between the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders identified on the signature pages thereof. (Incorporated by reference to Exhibit 99 to Hormel’s Current Report on Form 8-K dated June 24, 2015, File No. 001-02402.)

101(2)
The following financial statements from the Company's Annual Report on Form 10-K for the fiscal year ended October 27, 2019, formatted in Inline XBRL: (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Investment, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104(2)	The cover page from the Company's Annual Report on Form 10-K for the fiscal year ended October 27, 2019, formatted in Inline XBRL (included as Exhibit 101).

(1)	Document has previously been filed with the Securities and Exchange Commission and is incorporated herein by reference.
(2)	These exhibits transmitted via EDGAR.
(3)	Management contract or compensatory plan or arrangement.

Item 16.  FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORMEL FOODS CORPORATION

By:	/s/ JAMES P. SNEE	December 6, 2019
	JAMES P. SNEE, Chairman of the Board,	Date
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Date	Title
/s/ JAMES P. SNEE	12/6/2019	Chairman of the Board, President and Chief Executive
JAMES P. SNEE		Officer
(Principal Executive Officer)

/s/ JAMES N. SHEEHAN	12/6/2019	Executive Vice President and Chief Financial Officer
JAMES N. SHEEHAN		(Principal Financial Officer)

/s/ JANA L. HAYNES	12/6/2019	Vice President and Controller
JANA L. HAYNES		(Principal Accounting Officer)

/s/ PRAMA BHATT*	12/6/2019	Director
PRAMA BHATT

	12/6/2019	Director
GARY C. BHOJWANI

/s/ TERRELL K. CREWS*	12/6/2019	Director
TERRELL K. CREWS

/s/ GLENN S. FORBES*	12/6/2019	Director
GLENN S. FORBES

/s/ STEPHEN M. LACY*	12/6/2019	Director
STEPHEN M. LACY

/s/ ELSA A. MURANO*	12/6/2019	Director
ELSA A. MURANO

/s/ ROBERT C. NAKASONE*	12/6/2019	Director
ROBERT C. NAKASONE

/s/ SUSAN K. NESTEGARD*	12/6/2019	Director
SUSAN K. NESTEGARD

/s/ WILLIAM A. NEWLANDS*	12/6/2019	Director
WILLIAM A. NEWLANDS

/s/ DAKOTA A. PIPPINS*	12/6/2019	Director
DAKOTA A. PIPPINS

/s/ CHRISTOPHER J. POLICINSKI*	12/6/2019	Director
CHRISTOPHER J. POLICINSKI

/s/ JOSE L. PRADO*	12/6/2019	Director
JOSE L. PRADO

/s/ SALLY J. SMITH*	12/6/2019	Director
SALLY J. SMITH

/s/ STEVEN A. WHITE*	12/6/2019	Director
STEVEN A. WHITE

*By: /s/ JANA L. HAYNES	12/6/2019
JANA L. HAYNES
as Attorney-In-Fact