Form 10-Q
period 2020-01-26
HORMEL FOODS CORP /DE/
filed 2020-03-03
CIK 48465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 26, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2020
Common Stock	$.01465	par value	537,776,130
Common Stock Non-Voting	$.01	par value	0

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands, except share and per share amounts)

	January 26, 2020	October 27, 2019
	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$724,419	$672,901
Short-term Marketable Securities	14,808	14,736
Accounts Receivable	562,483	574,396
Inventories	1,057,277	1,042,362
Income Taxes Receivable	187	19,924
Prepaid Expenses	24,817	22,637
Other Current Assets	10,976	14,457
Total Current Assets	2,394,967	2,361,413

Goodwill	2,484,088	2,481,645

Other Intangibles	1,031,804	1,033,862

Pension Assets	141,892	135,915

Investments In and Receivables From Affiliates	290,777	289,157

Other Assets	251,353	177,901

Property, Plant and Equipment
Land	54,450	49,758
Buildings	1,138,514	1,083,902
Equipment	1,990,262	1,965,478
Construction in Progress	275,498	256,190
Less: Allowance for Depreciation	(1,763,497)	(1,726,217)
Net Property, Plant and Equipment	1,695,228	1,629,111

Total Assets	$8,290,109	$8,109,004

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands, except share and per share amounts)

	January 26, 2020	October 27, 2019
	(Unaudited)
Liabilities and Shareholders' Investment
Current Liabilities
Accounts Payable	$490,042	$590,033
Accrued Expenses	64,702	62,031
Accrued Workers Compensation	27,116	24,272
Accrued Marketing Expenses	110,093	96,305
Employee Related Expenses	164,933	213,515
Taxes Payable	30,489	6,208
Interest and Dividends Payable	127,452	112,685
Current Maturities of Long-term Debt	8,259	—
Total Current Liabilities	1,023,085	1,105,049

Long-term Debt–Less Current Maturities	308,972	250,000

Pension and Post-retirement Benefits	539,972	536,490

Other Long-term Liabilities	145,923	115,356

Deferred Income Taxes	176,113	176,574

Shareholders' Investment
Preferred Stock, Par Value $.01 a Share–
Authorized 160,000,000 Shares; Issued–None
Common Stock, Non-voting, Par Value $.01 a Share–
Authorized 400,000,000 Shares; Issued–None
Common Stock, Par Value $.01465 a Share–	7,873	7,830
Authorized 1,600,000,000 Shares;
Issued 537,414,897 Shares January 26, 2020
Issued 534,488,746 Shares October 27, 2019
Additional Paid-in Capital	230,529	184,921
Accumulated Other Comprehensive Loss	(393,278)	(399,500)
Retained Earnings	6,246,641	6,128,207
Hormel Foods Corporation Shareholders' Investment	6,091,764	5,921,458
Noncontrolling Interest	4,281	4,077
Total Shareholders' Investment	6,096,045	5,925,535

Total Liabilities and Shareholders' Investment	$8,290,109	$8,109,004

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	January 26, 2020	January 27, 2019
Net Sales	$2,384,434	$2,360,355
Cost of Products Sold	1,916,014	1,872,021
Gross Profit	468,421	488,334

Selling, General and Administrative	195,521	193,544
Equity in Earnings of Affiliates	7,588	11,458

Operating Income	280,488	306,248

Other Income and Expense:
Interest and Investment Income	13,251	6,874
Interest Expense	(3,577)	(6,147)

Earnings Before Income Taxes	290,162	306,975

Provision for Income Taxes	47,209	65,456

Net Earnings	242,953	241,519
Less: Net Earnings (Loss) Attributable to Noncontrolling Interest	81	94
Net Earnings Attributable to Hormel Foods Corporation	$242,872	$241,425

Net Earnings Per Share
Basic	$0.45	$0.45
Diluted	$0.45	$0.44

Weighted-average Shares Outstanding
Basic	535,075	534,495
Diluted	544,815	547,118

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended
	January 26, 2020	January 27, 2019
Net Earnings	$242,953	$241,519
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	7,937	1,846
Pension and Other Benefits	3,512	3,439
Deferred Hedging	(5,103)	(361)
Total Other Comprehensive Income (Loss)	6,346	4,924
Comprehensive Income	249,299	246,443
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	205	63
Comprehensive Income Attributable to Hormel Foods Corporation	$249,094	$246,380

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended January 27, 2019

		Hormel Foods Corporation Shareholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest	Total Shareholders’ Investment
	Shares	Amount	Shares	Amount
Balance at October 28, 2018	534,135	$7,825	—	$—	$106,528	$5,729,956	$(243,498)	$4,007	$5,604,818
Net Earnings						241,425		94	241,519
Other Comprehensive Income (Loss)							4,955	(31)	4,924
Purchases of Common Stock			(1,065)	(44,809)					(44,809)
Stock-based Compensation Expense					7,946				7,946
Exercise of Stock Options/Restricted Shares	1,100	17			15,981				15,998
Shares Retired	(1,065)	(16)	1,065	44,809	(259)	(44,534)			—
Cumulative Effect Adjustment from the Adoption of:
ASU 2016-16						(10,475)			(10,475)
ASU 2017-12						21	(21)		—
ASU 2018-02						52,342	(53,778)		(1,436)
Declared Cash Dividends – $0.21 per Share						(112,706)			(112,706)
Balance at January 27, 2019	534,170	$7,826	—	$—	$130,196	$5,856,029	$(292,342)	$4,070	$5,705,779

	Three Months Ended January 26, 2020

		Hormel Foods Corporation Shareholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest	Total Shareholders’ Investment
	Shares	Amount	Shares	Amount
Balance at October 27, 2019	534,489	$7,830	—	$—	$184,921	$6,128,207	$(399,500)	$4,077	$5,925,535
Net Earnings						242,872		81	242,953
Other Comprehensive Income (Loss)							6,222	124	6,346
Purchases of Common Stock									—
Stock-based Compensation Expense					9,298				9,298
Exercise of Stock Options/Restricted Shares	2,926	43			36,310				36,353
Shares Retired									—
Declared Cash Dividends – $0.2325 per Share						(124,438)			(124,438)
Balance at January 26, 2020	537,415	$7,873	—	$—	$230,529	$6,246,641	$(393,278)	$4,281	$6,096,045

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	January 26, 2020	January 27, 2019
Operating Activities
Net Earnings	$242,953	$241,519
Adjustments to Reconcile to Net Cash Provided by Operating Activities:
Depreciation	41,194	36,848
Amortization	8,135	3,170
Equity in Earnings of Affiliates	(7,588)	(11,458)
Distribution from Equity Method Investees	10,000	—
Provision for Deferred Income Taxes	49	125
(Gain) Loss on Property/Equipment Sales and Plant Facilities	(23)	450
Non-cash Investment Activities	(12,761)	(9,516)
Stock-based Compensation Expense	9,298	7,946
Changes in Operating Assets and Liabilities, Net of Acquisitions:
Decrease (Increase) in Accounts Receivable	11,492	36,262
(Increase) Decrease in Inventories	(14,915)	(30,901)
(Increase) Decrease in Prepaid Expenses and Other Current Assets	(5,451)	(5,625)
Increase (Decrease) in Pension and Post-retirement Benefits	647	4,237
(Decrease) Increase in Accounts Payable and Accrued Expenses	(135,988)	(147,318)
Increase (Decrease) in Net Income Taxes Payable	41,376	61,686
Net Cash Provided by Operating Activities	188,418	187,425

Investing Activities
Net (Purchase) Sale of Securities	(16)	—
Purchases of Property/Equipment	(58,211)	(39,430)
Proceeds from Sales of Property/Equipment	1,114	30,305
(Increase) Decrease in Investments, Equity in Affiliates, and Other Assets	(4,509)	7,302
Proceeds from Company-owned Life Insurance	1,118	144
Net Cash (Used in) Provided by Investing Activities	(60,504)	(1,679)

Financing Activities
Repayments of Long-term Debt and Finance Leases	(2,019)	38
Dividends Paid on Common Stock	(112,249)	(100,125)
Share Repurchase	—	(44,809)
Proceeds from Exercise of Stock Options	36,353	15,997
Net Cash (Used in) Provided by Financing Activities	(77,915)	(128,899)

Effect of Exchange Rate Changes on Cash	1,519	(3,294)
Increase (Decrease) in Cash and Cash Equivalents	51,518	53,553
Cash and Cash Equivalents at Beginning of Year	672,901	459,136
Cash and Cash Equivalents at End of Quarter	$724,419	$512,689

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited consolidated financial statements of Hormel Foods Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year.  The Consolidated Statement of Financial Position at October 27, 2019, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 27, 2019. The significant accounting policies used in preparing these Consolidated Financial Statements are consistent with those described in Note A - Summary of Significant Accounting Policies to the Consolidated Financial Statements in the Form 10-K with the exception of new requirements adopted in the first quarter of fiscal 2020.

Rounding: Certain amounts in the Consolidated Financial Statements and associated notes may not foot due to rounding. All percentages have been calculated using unrounded amounts.

Accounting Changes and Recent Accounting Pronouncements:
New Accounting Pronouncements Adopted in Current Fiscal Year

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The updated guidance requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than twelve months. Recognition, measurement, and presentation of expenses will depend on the classification as a finance or operating lease. The update also requires expanded quantitative and qualitative disclosures. Accounting guidance for lessors is largely unchanged. The requirements of the new standard are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted the provisions of this new accounting standard at the beginning of fiscal 2020. For transition purposes, the Company elected the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification, and initial direct costs. The Company elected the comparative periods practical expedient, and as a result, the Company did not adjust its comparative period financial information or make the new required lease disclosures for periods before the effective date. Upon adoption, the Company recognized right-of-use assets of $112.7 million and lease liabilities of $114.1 million in the Consolidated Statements of Financial Position as of October 28, 2019. The new standard did not have a material impact on the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows.

New Accounting Pronouncements Not Yet Adopted

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820).  The updated guidance requires entities to disclose changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Amendments in this guidance also require disclosure of transfers into and out of Level 3 of the fair value hierarchy, purchases and issues of Level 3 assets and liabilities, and clarify that the measurement uncertainty disclosure is as of the reporting date. The guidance removes requirements to disclose the amounts and reasons for transfers between Level 1 and Level 2, policy for timing between of transfers between levels, and the valuation processes for Level 3 fair value measurements. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The Company will adopt the provisions of this new accounting standard at the beginning of fiscal 2021 and is in the process of evaluating the impact.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740). The updated guidance simplifies the accounting for income taxes by removing certain exceptions in Topic 740 and clarifying and amending existing guidance. The amendments are effective for fiscal years ending after December 15, 2020, with early adoption permitted. The Company is currently assessing the timing and impact of adopting the updated provisions.

Recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company.

NOTE B - ACQUISITIONS AND DIVESTITURES

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

NOTE C - INVENTORIES

Principal components of inventories are:

(in thousands)	January 26, 2020	October 27, 2019
Finished Products	$628,124	$604,035
Raw Materials and Work-in-Process	249,954	255,474
Operating Supplies	111,781	116,981
Maintenance Materials and Parts	67,419	65,872
Total	$1,057,277	$1,042,362

NOTE D - GOODWILL AND INTANGIBLE ASSETS

Goodwill: The changes in the carrying amounts of goodwill for the three months ended January 26, 2020, are as follows:

(in thousands)	Grocery Products	Refrigerated Foods	Jennie-O Turkey Store	International & Other	Total
Balance at October 27, 2019	$632,301	$1,458,692	$176,628	$214,024	$2,481,645
Foreign Currency Translation	—	—	—	2,443	2,443
Balance at January 26, 2020	$632,301	$1,458,692	$176,628	$216,467	$2,484,088

Intangible Assets: The carrying amounts for indefinite-lived intangible assets are as follows:

(in thousands)	January 26, 2020	October 27, 2019
Brands/Tradenames/Trademarks	$953,190	$959,400
Other Intangibles	184	184
Foreign Currency Translation	(3,393)	(3,803)
Total	$949,981	$955,781

The gross carrying amount and accumulated amortization for definite-lived intangible assets are as follows:

	January 26, 2020		October 27, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer Lists/Relationships	$113,739	$(39,057)	$113,739	$(36,744)
Tradenames/Trademarks	10,536	(1,911)	4,326	(1,589)
Other Intangibles	2,631	(1,324)	2,631	(1,228)
Foreign Currency Translation	—	(2,791)	—	(3,054)
Total	$126,906	$(45,083)	$120,696	$(42,615)

Amortization expense was $2.7 million and $3.2 million for the three months ended January 26, 2020 and January 27, 2019, respectively.

Estimated annual amortization expense for the five fiscal years after October 27, 2019, is as follows:

(in thousands)
2020	$11,700
2021	12,000
2022	11,644
2023	10,739
2024	8,921

NOTE E - PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic benefit cost for pension and other post-retirement benefit plans consists of the following:

	Pension Benefits
	Three Months Ended
(in thousands)	January 26, 2020	January 27, 2019
Service Cost	$8,896	$6,510
Interest Cost	13,410	15,097
Expected Return on Plan Assets	(25,321)	(23,125)
Amortization of Prior Service Cost	(542)	(698)
Recognized Actuarial Loss	5,596	3,701
Curtailment Loss (Gain)	—	2,825
Net Periodic Cost	$2,039	$4,310

	Post-retirement Benefits
	Three Months Ended
(in thousands)	January 26, 2020	January 27, 2019
Service Cost	$195	$174
Interest Cost	2,460	3,165
Amortization of Prior Service Cost	(663)	(669)
Recognized Actuarial Loss	275	—
Curtailment Loss (Gain)	—	(620)
Net Periodic Cost	$2,267	$2,050

Non-service cost components of net pension and postretirement benefit cost are presented within Interest and Investment Income on the Consolidated Statements of Operations.

Curtailments recognized in the first quarter of fiscal 2019 were due to the sale of the Fremont, Nebraska, production facility.

NOTE F - DERIVATIVES AND HEDGING

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

Volume: As of January 26, 2020, and October 27, 2019, the Company had the following outstanding commodity futures and options contracts related to its hedging programs:

Volume
Commodity Contracts	January 26, 2020	October 27, 2019
Corn	25.3 million bushels	30.4 million bushels
Lean Hogs	182.0 million pounds	187.3 million pounds

Fair Value of Derivatives:  The fair values of the Company’s derivative instruments as of January 26, 2020, and October 27, 2019, were as follows:

		Fair Value (1)
(in thousands)	Location on Consolidated Statements of Financial Position	January 26, 2020	October 27, 2019
Derivatives Designated as Hedges:
Commodity Contracts	Other Current Assets	$(921)	$6,405
(1)  Amounts represent the gross fair value of derivative assets and liabilities.  The Company nets the derivative assets and liabilities for each of its hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract.  The amount or timing of cash collateral balances may impact the classification of the derivative in the Consolidated Statements of Financial Position.  See Note K - Fair Value Measurements for a discussion of these net amounts as reported in the Consolidated Statements of Financial Position.

Fair Value Hedge - Assets (Liabilities): The carrying amount of the Company's fair value hedge assets (liabilities) as of January 26, 2020, and October 27, 2019, were as follows:

Location on Consolidated Statements of Financial Position	Carrying Amount of the Hedged Assets/(Liabilities)
(in thousands)	January 26, 2020	October 27, 2019
Accounts Payable	$(2,347)	$(2,805)

Accumulated Other Comprehensive Loss Impact: As of January 26, 2020, the Company has included in Accumulated Other Comprehensive Loss hedging losses of $3.6 million, before tax, relating to its positions. The Company expects to recognize the majority of these gains over the next twelve months.

The effect of Accumulated Other Comprehensive Loss for gains or losses (before tax) related to the Company's derivative instruments for the three months ended January 26, 2020, and January 27, 2019, were as follows:

	Gain/(Loss) Recognized in AOCL (1)		Location on Consolidated Statements of Operations	Gain/(Loss) Reclassified from AOCL into Earnings (1)
	Three Months Ended			Three Months Ended
(in thousands)	January 26, 2020	January 27, 2019		January 26, 2020	January 27, 2019
Cash Flow Hedges:
Commodity Contracts	$(8,626)	$(843)	Cost of Products Sold	$(1,875)	$(1,243)
Excluded Component (2)	—	(687)

(1)	See Note H - Accumulated Other Comprehensive Loss for the after-tax impact of these gains or losses on Net Earnings.

(2)	Represents the time value amount of lean hog options excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in AOCL.

Consolidated Statements of Operations Impact: The effect on the Consolidated Statements of Operations for gains or losses (before tax) related to the Company's derivative instruments for the three months ended January 26, 2020, and January 27, 2019, were as follows:

	Cost of Products Sold
	Three Months Ended
(in thousands)	January 26, 2020	January 27, 2019
Consolidated Statements of Operations	$1,916,014	$1,872,021

Cash Flow Hedges - Commodity Contracts
Gain (Loss) Reclassified from AOCL	(1,875)	(1,243)
Amortization of Excluded Component from Options	—	(1,358)

Fair Value Hedges - Commodity Contracts
Gain (Loss) on Commodity Futures (1)	3,186	932
Total Gain (Loss) Recognized in Earnings	$1,311	$(1,669)

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

NOTE G - INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES

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

Investments In and Receivables From Affiliates consist of the following:

(in thousands)	Segment	% Owned	January 26, 2020	October 27, 2019
MegaMex Foods, LLC	Grocery Products	50%	$211,535	$218,592
Other Joint Ventures	International & Other	Various (20-40%)	79,242	70,565
Total			$290,777	$289,157

Equity in Earnings of Affiliates consists of the following:

		Three Months Ended
(in thousands)	Segment	January 26, 2020	January 27, 2019
MegaMex Foods, LLC	Grocery Products	$9,461	$10,502
Other Joint Ventures	International & Other	(1,873)	956
Total		$7,588	$11,458

For the three months ended January 26, 2020, $10.0 million of dividends were received from affiliates, compared to no dividends received for the three months ended January 27, 2019.

The Company recognized a basis difference of $21.3 million associated with the formation of MegaMex Foods, LLC, of which $12.5 million is remaining as of January 26, 2020.  This difference is being amortized through Equity in Earnings of Affiliates.

NOTE H - ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of Accumulated Other Comprehensive Loss are as follows:

(in thousands)	Foreign Currency Translation	Pension & Other Benefits		Deferred Gain (Loss) - Hedging		Accumulated Other Comprehensive Loss
Balance at October 27, 2019	$(52,996)	$(348,877)		$2,373		$(399,500)
Unrecognized Gains (Losses)
Gross	7,812	(10)		(8,626)		(824)
Tax Effect	—	—		2,105		2,105
Reclassification into Net Earnings
Gross	—	4,666	(1)	1,875	(2)	6,541
Tax Effect	—	(1,143)		(457)		(1,600)
Net of Tax Amount	7,812	3,513		(5,103)		6,222
Balance at January 26, 2020	$(45,184)	$(345,364)		$(2,730)		$(393,278)

(1)	Included in the computation of net periodic cost. See Note E - Pension and Other Post-Retirement Benefits for additional details.

(2)	Included in Cost of Products Sold in the Consolidated Statements of Operations.

NOTE I - INCOME TAXES

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

On December 22, 2017, the United States (U.S.) enacted comprehensive tax legislation into law, H.R. 1, commonly referred to as the Tax Act. Except for certain provisions, the Tax Act is effective for tax years beginning on or after January 1, 2018. As a fiscal year U.S. taxpayer, the majority of the provisions, such as eliminating the domestic manufacturing deduction, creating new taxes on certain foreign sourced income, and introducing new limitations on certain business deductions, applied to the Company in fiscal 2019. For fiscal 2019 and future periods, the U.S. federal corporate income tax rate is 21.0 percent.

In March 2018, the FASB issued ASU 2018-05, Income Taxes: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (Topic 740), allowing a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. As of January 27, 2019, the Company completed the accounting for the tax effects of the Tax Act.

During fiscal 2018, the Company provisionally recorded the transition tax on its foreign earnings. Those foreign earnings have been deemed repatriated for U.S. federal tax purposes. The Company maintains all earnings are permanently reinvested. Accordingly, no additional income taxes have been provided for withholding tax, state tax, or other taxes.

The Company's effective tax rate for the first three months of fiscal 2020 was 16.3 percent compared to 21.3 percent for the respective period last year. The lower rate in the first three months of fiscal 2020 was impacted by a large volume of stock option exercises. The Company expects a full-year effective tax rate between 20.5 percent and 22.5 percent for fiscal 2020.

The amount of unrecognized tax benefits, including interest and penalties, is recorded in Other Long-term Liabilities.  If recognized as of January 26, 2020, and January 27, 2019, $23.3 million and $27.2 million, respectively, would impact the Company’s effective tax rate.  The Company includes accrued interest and penalties related to uncertain tax positions in Income Tax Expense. Interest and penalties included in Income Tax Expense was immaterial for the first three months of fiscal 2020 and fiscal 2019. The amount of accrued interest and penalties at January 26, 2020, and January 27, 2019, associated with unrecognized tax benefits was $6.5 million.

The Company is regularly audited by federal and state taxing authorities.  The United States Internal Revenue Service (I.R.S.) concluded its examination of fiscal 2017 in the second quarter of fiscal 2019. The Company has elected to participate in the Compliance Assurance Process (CAP) for fiscal years 2018 through 2021.  The objective of CAP is to contemporaneously work with the I.R.S. to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return.  The Company may elect to continue participating in CAP for future tax years. The Company may withdraw from the program at any time.

The Company is in various stages of audit by several state taxing authorities on a variety of fiscal years, dating back to 2011.  While it is reasonably possible that one or more of these audits may be completed within the next 12 months and the related unrecognized tax benefits may change, based on the status of the examinations it is not possible to reasonably estimate the effect of any amount of such change to previously recorded uncertain tax positions.

NOTE J - STOCK-BASED COMPENSATION

The Company issues stock options, restricted stock units, and restricted shares as part of its stock incentive plans for employees and non-employee directors. During the three months ended January 26, 2020, stock-based compensation expense was $9.3 million, compared to $7.9 million for the three months ended January 27, 2019. The Company recognizes stock-based compensation expense ratably over the shorter of the vesting period or the individual's retirement eligibility date. The fair value of stock-based compensation granted to retirement-eligible individuals is expensed at the time of grant.

At January 26, 2020, there was $32.5 million of total unrecognized compensation expense from stock-based compensation arrangements granted under the plans.  This compensation is expected to be recognized over a weighted-average period of approximately 2.6 years.  During the three months ended January 26, 2020, cash received from stock option exercises was $36.4 million, compared to $16.0 million for the three months ended January 27, 2019.

Shares issued for option exercises, restricted stock units, and restricted shares may be either authorized but unissued shares or shares of treasury stock.

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

A reconciliation of the number of options outstanding and exercisable (in thousands) as of January 26, 2020 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at October 27, 2019	25,994	$26.49
Granted	1,004	45.54
Exercised	3,059	13.87
Forfeited	65	36.56
Outstanding at January 26, 2020	23,874	28.88	5.6	$438,098
Exercisable at January 26, 2020	16,670	$24.51	4.3	$378,778

The weighted-average grant date fair value of stock options granted and the total intrinsic value of options exercised (in thousands) during the first three months of fiscal years 2020 and 2019 are as follows.

	Three Months Ended
	January 26, 2020	January 27, 2019
Weighted-average Grant Date Fair Value	$7.67	$9.48
Intrinsic Value of Exercised Options	97,946	32,241

The fair value of each option award is calculated on the date of grant using the Black-Scholes valuation model utilizing the following weighted-average assumptions:

	Three Months Ended
	January 26, 2020	January 27, 2019
Risk-free Interest Rate	1.7%	2.9%
Dividend Yield	2.0%	1.9%
Stock Price Volatility	19.0%	19.0%
Expected Option Life	8 years	8 years

As part of the annual valuation process, the Company reassesses the appropriateness of the inputs used in the valuation models.  The Company establishes the risk-free interest rate using U.S. Treasury yields as of the grant date.  The dividend yield is based on the dividend rate approved by the Company’s Board of Directors and the stock price on the grant date.  The expected volatility assumption is based primarily on historical volatility.  As a reasonableness test, implied volatility from exchange traded options is also examined to validate the volatility range obtained from the historical analysis.  The expected life assumption is based on an analysis of past exercise behavior by option holders.  In performing the valuations for option grants, the Company has not stratified option holders as exercise behavior has historically been consistent across all employees.

Restricted Stock Units: Restricted stock units are valued equal to the market price of the common stock on the date of grant and vest after three years. These awards accumulate dividend equivalents, which are provided as additional units and are subject to the same vesting requirements as the underlying grant.

A reconciliation of the restricted stock units (in thousands) as of January 26, 2020 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Restricted Units at October 27, 2019	—	$—
Granted	169	45.54
Restricted Units at January 26, 2020	169	$45.54	2.9	$7,980

The weighted-average grant date fair value of restricted stock units granted and the total fair value (in thousands) of restricted stock units granted during the first three months of fiscal years 2020 and 2019 are as follows:

	Three Months Ended
	January 26, 2020	January 27, 2019
Weighted-average Grant Date Fair Value	$45.54	$—
Fair Value of Restricted Stock Units Granted	7,695	—

Restricted Shares: Restricted shares awarded to non-employee directors annually on February 1 are subject to a restricted period which expires the date of the Company’s next annual stockholders meeting. Newly elected directors receive a prorated award of restricted shares of the Company's common stock, which expires on the date of the Company's second succeeding annual stockholders meeting. A reconciliation of the restricted shares (in thousands) as of January 26, 2020 is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Restricted at October 27, 2019	51	$42.23
Granted	1	42.76
Restricted at January 26, 2020	52	$42.24

The weighted-average grant date fair value of restricted shares granted and the total fair value (in thousands) of restricted shares granted during the first three months of fiscal years 2020 and 2019 are as follows:

	Three Months Ended
	January 26, 2020	January 27, 2019
Weighted-average Grant Date Fair Value	$42.76	$34.33
Fair Value of Restricted Shares Granted	53	53

NOTE K - FAIR VALUE MEASUREMENTS

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis as of January 26, 2020, and October 27, 2019, and their level within the fair value hierarchy, are as follows:

	Fair Value Measurements at January 26, 2020
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Cash and Cash Equivalents (1)	$724,419	$721,216	$3,203	$—
Short-term Marketable Securities (2)	14,808	5,533	9,275	—
Other Trading Securities (3)	170,302	—	170,302	—
Commodity Derivatives (4)	9,133	9,133	—	—
Total Assets at Fair Value	$918,662	$735,882	$182,780	$—
Liabilities at Fair Value
Deferred Compensation (3)	$64,356	$—	$64,356	$—
Total Liabilities at Fair Value	$64,356	$—	$64,356	$—

	Fair Value Measurements at October 27, 2019
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Cash and Cash Equivalents (1)	$672,901	$672,458	$443	$—
Short-term Marketable Securities (2)	14,736	5,186	9,550	—
Other Trading Securities (3)	157,526	—	157,526	—
Commodity Derivatives (4)	12,882	12,882	—	—
Total Assets at Fair Value	$858,045	$690,526	$167,519	$—
Liabilities at Fair Value
Deferred Compensation (3)	$62,373	$—	$62,373	$—
Total Liabilities at Fair Value	$62,373	$—	$62,373	$—

The following methods and assumptions were used to estimate the fair value of the financial assets and liabilities above:

(1)
The Company’s cash equivalents considered Level 1 consist primarily of bank deposits, money market funds rated AAA, or other highly liquid investment accounts, and have a maturity date of three months or less. Cash equivalents considered Level 2 are funds holding agency bonds or securities recognized at amortized cost.

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

(3)
The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred compensation plans.  Under the plans, the participants can defer certain types of compensation and elect to receive a return on the deferred amounts based on the changes in fair value of various investment options, primarily a variety of mutual funds. The majority of the funds held in the rabbi trust relate to the supplemental executive retirement plans and have been invested in fixed income funds managed by a third party.  The declared rate on these funds is set based on a formula using the yield of the general account investment portfolio supporting the fund, adjusted for expenses and other charges.  The rate is guaranteed for one year at issue and may be reset annually on the policy anniversary, subject to a guaranteed minimum rate.  As the value is based on adjusted market rates and the fixed rate is only reset on an annual basis, these funds are classified as Level 2.  The remaining funds held are also managed by a third-party insurance policy, the values of which represent their cash surrender value based on the fair value of the underlying investments in the account and include equity securities, money market accounts, bond funds, or other portfolios for which there is an active quoted market.  Therefore, these policies are also classified as Level 2.  The related deferred compensation liabilities are included in Other Long-Term Liabilities on the Consolidated Statements of Financial Position with investment options generally mirroring those funds held by the rabbi trust.  These balances are classified as Level 2.  The Company also offers a fixed rate investment option to participants.  The rate earned on these investments is adjusted annually based on a specified percentage of the I.R.S. applicable federal rates.  These balances are classified as Level 2. Securities held by the trust are classified as trading securities. Therefore, unrealized gains and losses associated with these investments are included in the Company's earnings. Securities held by the trust generated gains of $5.2 million for the three months ended January 26, 2020, compared to gains of $1.4 million for the three months ended January 27, 2019.

(4)
The Company’s commodity derivatives represent futures contracts and options used in its hedging or other programs to offset price fluctuations associated with purchases of corn and hogs, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The Company’s futures contracts for corn are traded on the Chicago Board of Trade, while futures contracts for lean hogs are traded on the Chicago Mercantile Exchange.  These are active markets with quoted prices available, and these contracts are classified as Level 1. All derivatives are reviewed for potential credit risk and risk of nonperformance.  The net balance for each program is included in Other Current Assets or Accounts Payable, as appropriate, in the Consolidated Statements of Financial Position.  As of January 26, 2020, the Company has recognized the right to reclaim net cash collateral of $10.0 million from various counterparties (including $13.3 million of realized gains on closed positions offset by cash owed of $3.3 million).  As of October 27, 2019, the Company had recognized the right to reclaim net cash collateral of $6.5 million from various counterparties (including $10.5 million of realized gains on closed positions offset by cash owed of $4.0 million).

The Company’s financial assets and liabilities include accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value.  The Company does not carry its long-term debt at fair value in its Consolidated Statements of Financial Position.  Based on borrowing rates available to the Company for long-term financing with similar terms and average maturities, the fair value of long-term debt, utilizing discounted cash flows (Level 2), was $259.6 million as of January 26, 2020, and $257.7 million as of October 27, 2019.

In accordance with the provisions of ASC 820, the Company measures certain nonfinancial assets and liabilities at fair value, which are recognized or disclosed on a nonrecurring basis (e.g. goodwill, intangible assets, and property, plant and equipment).   During the three months ended January 26, 2020, and January 27, 2019, there were no material remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

NOTE L - LEASES

The Company has operating leases for manufacturing facilities, office space, warehouses, transportation equipment, and miscellaneous real estate and equipment contracts. Finance leases primarily include turkey growing facilities and an aircraft. The Company's lessor portfolio consists primarily of immaterial operating leases of farm land to third parties.

The Company determines if an arrangement contains a lease at inception. Right-of-use assets and lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at the commencement date. Leases with an initial term of twelve months or less are not recorded on the Consolidated Statements of Financial Position. The Company combines lease and non-lease components together in determining the minimum lease payments for all leases.

The length of the lease term used in recording right-of-use assets and lease liabilities is based on the contractually required lease term adjusted for any options to renew, early terminate, or purchase the lease that are reasonably certain of being exercised. Most leases include one or more options to renew or terminate. The exercise of lease renewal and termination options is at the Company’s discretion and generally is not reasonably certain at lease commencement. The Company’s lease agreements typically do not contain material residual value guarantees. The Company has one lease with an immaterial residual value guarantee that is included in the minimum lease payments.

Certain lease agreements include rental payment increases over the lease term that can be fixed or variable. Fixed payment increases and variable payment increases based on an index or rate are included in the initial lease liability using the index or rate at commencement date. Variable payment increases not based on an index or rate are recognized as incurred.

If the rate implicit in the lease is not readily determinable, the Company used its periodic incremental borrowing rate, based on the information available at commencement date, to determine the present value of future lease payments. For the initial implementation of ASU 2016-02, Leases (Topic 842) the incremental borrowing rate on October 28, 2019, was used to determine the present value of existing operating right-of-use assets and lease liabilities.

Supplemental balance sheet information related to leases as of January 26, 2020, are as follows:

(in thousands)	Location on Consolidated Statements of Financial Position	January 26, 2020
Right-of-Use Assets
Operating	Other Assets	$60,226
Finance	Net Property, Plant and Equipment	67,126
Total Right-of-Use Assets		$127,352
Liabilities
Current
Operating	Accrued Expenses	$13,728
Finance	Current Maturities of Long-Term Debt	8,259
Noncurrent
Operating	Other Long-Term Liabilities	48,561
Finance	Long-Term Debt - Less Current Maturities	58,972
Total Lease Liabilities		$129,520

Lease expenses for the three months ended January 26, 2020, are as follows:

(in thousands)	January 26, 2020
Operating Lease Cost (1)	$5,124
Finance Lease Cost
Amortization of Right-of-Use Assets	1,999
Interest on Lease Liabilities	605
Variable Lease Cost (2)	102,668
Net Lease Cost	$110,396

(1)	Includes short-term lease costs, which are immaterial.

(2)
ASC 842 - Leases requires disclosure of payments related to agreements with an embedded lease that are not otherwise reflected on the balance sheet. The Company's variable lease costs primarily include inventory related expenses, such as materials, labor, and overhead, from manufacturing and service agreements that contain embedded leases. Variability of these costs is determined based on usage or output and may vary for other reasons such as changes in material prices.

The weighted-average remaining lease term and discount rate for lease liabilities included in the Consolidated Statements of Financial Position as of January 26, 2020, are as follows:

January 26, 2020
Weighted Average Remaining Lease Term
Operating Leases	7.57 years
Finance Leases	8.83 years
Weighted Average Discount Rate
Operating Leases	2.30%
Finance Leases	3.58%

Supplemental cash flow and other information related to leases for the three months ended January 26, 2020, are as follows:

(in thousands)	January 26, 2020
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating Cash Flows from Operating Leases	$3,057
Operating Cash Flows from Finance Leases	605
Financing Cash Flows from Finance Leases	2,019

The maturity of the Company's lease liabilities as of January 26, 2020, are as follows:

(in thousands)	Operating Leases (1)	Finance Leases (2)	Total
2020 (nine months remaining)	$11,691	$7,891	$19,582
2021	11,653	10,338	21,991
2022	9,139	9,934	19,072
2023	8,157	9,738	17,895
2024	5,730	9,612	15,341
2025	3,396	8,117	11,513
2026 and beyond	18,644	21,192	39,836
Total Lease Payments	$68,410	$76,821	$145,231
Less: Imputed Interest	6,120	9,591	15,711
Present Value of Lease Liabilities	$62,290	$67,230	$129,520

(1)	Operating lease payments exclude $3.6 million of legally binding minimum lease payments for leases signed but not yet commenced.

(2)	Over the life of the lease contracts, finance lease payments include $8.9 million related to purchase options which are reasonably certain of being exercised.

NOTE M - EARNINGS PER SHARE DATA

The reported net earnings attributable to the Company were used when computing basic and diluted earnings per share.  The following table sets forth the shares used as the denominator for those computations:

	Three Months Ended
(in thousands)	January 26, 2020	January 27, 2019
Basic weighted-average shares outstanding	535,075	534,495
Dilutive potential common shares	9,740	12,623
Diluted weighted-average shares outstanding	544,815	547,118

Antidilutive potential common shares	2,734	1,070

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

	Three Months Ended
(in thousands)	January 26, 2020	January 27, 2019
Sales to Unaffiliated Customers
Grocery Products	$540,626	$606,825
Refrigerated Foods	1,351,790	1,278,747
Jennie-O Turkey Store	330,128	321,234
International & Other	161,890	153,549
Total	$2,384,434	$2,360,355

Intersegment Sales
Grocery Products	$7	$22
Refrigerated Foods	5,803	2,178
Jennie-O Turkey Store	27,842	28,811
International & Other	—	—
Total	33,652	31,011
Intersegment Elimination	(33,652)	(31,011)
Total	$—	$—

Net Sales
Grocery Products	$540,633	$606,847
Refrigerated Foods	1,357,593	1,280,925
Jennie-O Turkey Store	357,970	350,045
International & Other	161,890	153,549
Intersegment Elimination	(33,652)	(31,011)
Total	$2,384,434	$2,360,355

Segment Profit
Grocery Products	$68,435	$95,297
Refrigerated Foods	167,343	162,593
Jennie-O Turkey Store	38,551	37,904
International & Other	19,952	24,978
Total Segment Profit	294,280	320,772
Net Unallocated Expense	4,199	13,891
Noncontrolling Interest	81	94
Earnings Before Income Taxes	$290,162	$306,975

Revenue has been disaggregated into the categories below to show how sales channels affect the nature, amount, timing, and uncertainty of revenue and cash flows. The amount of total revenues contributed by sales channel for the first three months of fiscal 2020 and 2019 are as follows:

	Three Months Ended
(in thousands)	January 26, 2020	January 27, 2019
U.S. Retail	$1,226,430	$1,253,315
U.S. Foodservice	709,106	689,905
U.S. Deli	260,638	251,276
International	188,260	165,859
Total	$2,384,434	$2,360,355

The Company’s products primarily consist of meat and other food products. The amount of total revenues contributed by classes of similar products for the first three months of fiscal 2020 and 2019 are as follows:

	Three Months Ended
(in thousands)	January 26, 2020	January 27, 2019
Perishable	$1,400,195	$1,341,152
Poultry	459,083	441,392
Shelf-stable	450,704	436,897
Miscellaneous	74,452	140,914
Total	$2,384,434	$2,360,355

Perishable includes fresh meats, frozen items, refrigerated meal solutions, sausages, hams, guacamole, and bacon (excluding Jennie-O Turkey Store products). Shelf-stable includes canned luncheon meats, peanut butter, chilies, shelf-stable microwaveable meals, hash, stews, meat spreads, flour and corn tortillas, salsas, tortilla chips, and other items that do not require refrigeration. The Poultry category is composed primarily of Jennie-O Turkey Store products. The Miscellaneous category primarily consists of nutritional food products and supplements, dessert and drink mixes, and industrial gelatin products. The reduction in the Miscellaneous category during fiscal 2020 is due to the divestiture of CytoSport on April 15, 2019.

NOTE O - SUBSEQUENT EVENTS

Subsequent to the end of the quarter, the Company announced a definitive agreement to acquire Sadler's Smokehouse for $270.0 million. The transaction closed on March 2, 2020.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s Critical Accounting Policies as disclosed in its Annual Report on Form 10-K for the fiscal year ended October 27, 2019.

RESULTS OF OPERATIONS

Overview

The Company is a global manufacturer and marketer of branded food products. It operates in four reportable segments as described in Note N - Segment Reporting in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The Company reported net earnings per diluted share of $0.45 for the first quarter of fiscal 2020, compared to $0.44 per diluted share in the first quarter of fiscal 2019. Significant factors impacting the quarter were:

•
Pretax earnings declined, driven primarily by the divestiture of CytoSport last year. Net earnings increased as a lower effective tax rate for the quarter and profit growth from Refrigerated Foods and Jennie-O Turkey Store more than offset the impact of the CytoSport divestiture and lower earnings in the Grocery Products and International & Other segments.

•	Refrigerated Foods segment profit increased primarily due to improved commodity profits while higher raw material costs pressured the value-added businesses.

•	Grocery Products profit was negatively impacted by the divestiture of CytoSport, higher raw material costs, lower contract manufacturing profits, and decreased volumes.

•	Jennie-O Turkey Store segment profit increased due to higher commodity profits and operational improvements.

•
International & Other profit declined, driven by significantly higher pork raw material costs for the Company's businesses in Brazil, China, and other Asian countries such as South Korea and the Philippines.

•	Subsequent to the end of the quarter, the Company announced a definitive agreement to acquire Sadler's Smokehouse for $270.0 million. The transaction closed on March 2, 2020.

Consolidated Results

Volume, Net Sales, Earnings, and Diluted Earnings per Share

	Three Months Ended
(in thousands, except per share amounts)	January 26, 2020	January 27, 2019	% Change
Volume (lbs.)	1,186,987	1,196,893	(0.8)
Organic Volume (1)	1,186,987	1,161,059	2.2
Net Sales	$2,384,434	$2,360,355	1.0
Organic Net Sales (1)	2,384,434	2,295,201	3.9
Net Earnings	242,872	241,425	0.6
Diluted Earnings per Share	0.45	0.44	2.3

(1)The non-GAAP adjusted financial measurements are presented to provide investors additional information to facilitate the comparison of past and present operations.  The Company believes these non-GAAP financial measurements provide useful information to investors because they are measurements used to evaluate performance on a comparable year-over-year basis.  These non-GAAP measurements are not in accordance with accounting principles generally accepted in the United States (GAAP) nor intended to be a substitute for GAAP measurements in analyzing financial performance.  These non-GAAP measurements may be different from measures used by other companies.

Organic net sales and organic volume are defined as net sales and volume, excluding the impact of acquisitions and divestitures.  Organic net sales and organic volume exclude the impacts of the CytoSport divestiture (April 2019) in the Grocery Products and International & Other segments. The tables below show the calculations to reconcile from the GAAP measures to the non-GAAP adjusted measures in the first quarter of fiscal 2019.

Reconciliation of Non-GAAP Measures

	First Quarter
	Fiscal 2020	Fiscal 2019
(in thousands)	Reported GAAP	Reported GAAP	Divestitures	Organic (Non-GAAP)	Organic % Change
Volume (lbs.)
Grocery Products	292,919	338,743	(34,807)	303,936	(3.6)
Refrigerated Foods	605,608	589,356	—	589,356	2.8
Jennie-O Turkey Store	197,200	182,159	—	182,159	8.3
International & Other	91,260	86,635	(1,027)	85,608	6.6
Total Volume	1,186,987	1,196,893	(35,834)	1,161,059	2.2

Net Sales
Grocery Products	$540,626	$606,825	$(63,172)	$543,653	(0.6)
Refrigerated Foods	1,351,790	1,278,747	—	1,278,747	5.7
Jennie-O Turkey Store	330,128	321,234	—	321,234	2.8
International & Other	161,890	153,549	(1,982)	151,567	6.8
Total Net Sales	$2,384,434	$2,360,355	$(65,154)	$2,295,201	3.9

The increase in net sales for the first quarter of fiscal 2020 was primarily related to higher sales of commodity items in Refrigerated Foods and Jennie-O Turkey Store along with strong growth from brands such as Hormel® Black Label® bacon, Hormel® Gatherings® party trays, Hormel® Cure 81® ham, and Applegate®. These increases more than offset the impact from the CytoSport divestiture.

Cost of Products Sold

	Three Months Ended
(in thousands)	January 26, 2020	January 27, 2019	% Change
Cost of Products Sold	$1,916,014	$1,872,021	2.4

Cost of products sold for the first quarter of fiscal 2020 increased, driven by higher pork and beef raw material costs.

Gross Profit

	Three Months Ended
(in thousands)	January 26, 2020	January 27, 2019	% Change
Gross Profit	$468,421	$488,334	(4.1)
Percentage of Net Sales	19.6%	20.7%

Gross profit as a percentage of net sales declined for the first quarter. Higher pork and beef raw material costs impacted the Refrigerated Foods, Grocery Products, and International & Other segments. Grocery Products was further impacted by a weaker sales mix due to the divestiture of CytoSport and lower Skippy® peanut butter pricing. International & Other saw pork costs for its multinational and affiliated businesses increase significantly over the first quarter of fiscal 2019 due to supply shortages caused by African swine fever. Jennie-O Turkey Store declined on lower retail and foodservice sales.

Looking ahead to the second quarter of fiscal 2020, the Company expects the value-added businesses in Refrigerated Foods and continued improvement at Jennie-O Turkey Store to help offset declines in the International & Other and Grocery Products segments. The divestiture of the CytoSport business and lower Skippy® peanut butter pricing will continue to impact Grocery Products in the second quarter.

Selling, General and Administrative (SG&A)

	Three Months Ended
(in thousands)	January 26, 2020	January 27, 2019	% Change
SG&A	$195,521	$193,544	1.0
Percentage of Net Sales	8.2%	8.2%

For the first quarter of fiscal 2020, SG&A expenses increased primarily due to a one-time benefit from a legal settlement in fiscal 2019.

Due to the CytoSport divestiture, advertising investments in the first quarter declined. Advertising investments for the full year are expected to be in line with the prior year.

Equity in Earnings of Affiliates

	Three Months Ended
(in thousands)	January 26, 2020	January 27, 2019	% Change
Equity in Earnings of Affiliates	$7,588	$11,458	(33.8)

Equity in earnings of affiliates for the first quarter of fiscal 2020 was lower as the Company's international affiliates were impacted by higher pork raw material costs due to African swine fever.

Effective Tax Rate

	Three Months Ended
	January 26, 2020	January 27, 2019
Effective Tax Rate	16.3%	21.3%

The effective tax rate in fiscal 2020 was impacted by a large volume of stock option exercises during the first quarter. The Company still expects a full-year effective tax rate between 20.5 and 22.5 percent for fiscal 2020. For further information, refer to Note I - Income Taxes.

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

	Three Months Ended
(in thousands)	January 26, 2020	January 27, 2019	% Change
Net Sales
Grocery Products	$540,626	$606,825	(10.9)
Refrigerated Foods	1,351,790	1,278,747	5.7
Jennie-O Turkey Store	330,128	321,234	2.8
International & Other	161,890	153,549	5.4
Total	$2,384,434	$2,360,355	1.0

Segment Profit
Grocery Products	$68,435	$95,297	(28.2)
Refrigerated Foods	167,343	162,593	2.9
Jennie-O Turkey Store	38,551	37,904	1.7
International & Other	19,952	24,978	(20.1)
Total Segment Profit	294,280	320,772	(8.3)
Net Unallocated Expense	4,199	13,891	(69.8)
Noncontrolling Interest	81	94	(13.8)
Earnings Before Income Taxes	$290,162	$306,975	(5.5)

Grocery Products

	Three Months Ended
(in thousands)	January 26, 2020	January 27, 2019	% Change
Volume (lbs.)	292,919	338,743	(13.5)
Net Sales	$540,626	$606,825	(10.9)
Segment Profit	68,435	95,297	(28.2)

Net sales for the first quarter of fiscal 2020 decreased due to the CytoSport divestiture and lower Skippy® peanut butter sales. These declines more than offset growth from the SPAM® family of products, Justin's® branded items, Wholly® guacamole dips, and Herdez® salsas and sauces.

For the first quarter, segment profit declined primarily due to the divestiture of CytoSport, higher raw material costs, lower contract manufacturing profits, and decreased volumes. Grocery Products also benefited from a legal settlement in fiscal 2019.

The Company anticipates lower volume and sales in the second quarter due to the divestiture of CytoSport and lower prices on Skippy® peanut butter products. Segment profit is also expected to decline, primarily due to the impact from the divestiture of CytoSport.

Refrigerated Foods

	Three Months Ended
(in thousands)	January 26, 2020	January 27, 2019	% Change
Volume (lbs.)	605,608	589,356	2.8
Net Sales	$1,351,790	$1,278,747	5.7
Segment Profit	167,343	162,593	2.9

First quarter volume and net sales increases were led by strong demand for value-added products and higher commodity sales. Branded sales growth was led by Hormel® Black Label® bacon and Hormel® Cure 81® ham in retail, Hormel® pizza toppings and Fontanini® items in foodservice, and Hormel® Gatherings® party trays in deli. Applegate® branded items in retail and foodservice also contributed to sales growth.

Refrigerated Foods segment profit increased as higher raw material costs across the value-added businesses were more than offset by increased commodity profits.

Looking ahead to the second quarter, Refrigerated Foods is expected to grow volume, sales, and segment profit due to strong demand for value-added products. The impact of African swine fever and the outbreak of coronavirus in China could create market volatility which presents risk to input costs.

Jennie-O Turkey Store

	Three Months Ended
(in thousands)	January 26, 2020	January 27, 2019	% Change
Volume (lbs.)	197,200	182,159	8.3
Net Sales	$330,128	$321,234	2.8
Segment Profit	38,551	37,904	1.7

For the first quarter, sales increased due to higher commodity and whole-bird volume and pricing. Jennie-O® lean ground tray pack volume increased as incremental distribution was regained during the quarter.

Segment profit for the first quarter increased due to higher commodity profits and operational improvements.

Jennie-O Turkey Store anticipates increased volume, sales, and earnings in the second quarter compared to last year driven by higher prices of commodity items and significant improvements in operations.

International & Other

	Three Months Ended
(in thousands)	January 26, 2020	January 27, 2019	% Change
Volume (lbs.)	91,260	86,635	5.3
Net Sales	$161,890	$153,549	5.4
Segment Profit	19,952	24,978	(20.1)

Volume and sales for the first quarter increased, driven by higher fresh pork export volume and strong demand in China.

Segment profit for the quarter decreased due to significantly higher pork raw material costs for our businesses in Brazil, China, and other Asian countries such as South Korea and the Philippines.

Due to the recent outbreak of coronavirus, International & Other anticipates a difficult second quarter. The impact for the remainder of the year is currently unknown as it will depend on how swiftly the outbreak is contained, the sales pipeline is refilled, and plants return to full capacity.

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

	Three Months Ended
(in thousands)	January 26, 2020	January 27, 2019
Net Unallocated Expense	$4,199	$13,891
Noncontrolling Interest Earnings	81	94

Net unallocated expense declined for the first quarter of fiscal 2020 driven by higher investment income. Expenses incurred in fiscal 2019 associated with the sale of the Fremont plant offset the benefit from a legal settlement last year.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 27, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $724.4 million at the end of the first quarter of fiscal 2020 compared to $512.7 million at the end of the comparable fiscal 2019 period.

Cash provided by operating activities was $188.4 million in the first three months of fiscal 2020 compared to $187.4 million in the same period of fiscal 2019.  Cash flows from operating activities continue to provide the Company with its principal source of liquidity.  The Company does not anticipate a significant risk to cash flows from this source in the foreseeable future because the Company operates in a relatively stable industry and has strong brands across many product lines.

Cash used in investing activities was $60.5 million in the first three months of fiscal 2020 compared to $1.7 million in the same period of fiscal 2019.  Capital expenditures in the first three months of fiscal 2020 increased to $58.2 million from $39.4 million in the comparable period of fiscal 2019.  The Company currently estimates its fiscal 2020 capital expenditures to be approximately $360.0 million.  Key projects for the full year include an expansion of the Company's Burke Corporation pizza-toppings facility in Nevada, Iowa; a new dry sausage production facility in Nebraska; Project Orion; and other projects to support growth of branded products. Fiscal 2019 included $30.6 million of proceeds from the sale of the Fremont, Nebraska, production facility.

Cash used in financing activities was $77.9 million in the first three months of fiscal 2020 compared to $128.9 million in the same period of fiscal 2019. The Company repurchased no shares of common stock in the first three months of fiscal 2020 compared to $44.8 million repurchased during the same period of the prior year.  For additional information pertaining to the Company’s share repurchase plans or programs, see Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

Cash dividends paid to the Company’s shareholders continue to be an ongoing financing activity for the Company.  Dividends paid in the first three months of fiscal 2020 were $112.2 million compared to $100.1 million in the comparable period of fiscal 2019.  For fiscal 2020, the annual dividend rate was increased to $0.93 per share, representing the 54th consecutive annual dividend increase.  The Company has paid dividends for 366 consecutive quarters and expects to continue doing so.

The Company is required by certain covenants in its debt agreements to maintain specified levels of financial ratios and financial position.  At the end of the first quarter of fiscal 2020, the Company was in compliance with all of these debt covenants.

The Company is dedicated to returning excess cash flow to shareholders through dividend payments.  Growing the business through innovation and evaluating opportunities for strategic acquisitions remain a focus for the Company.  Reinvestments in the business to ensure employee and food safety are a top priority for the Company.  Capital spending to enhance and expand current operations will also be a significant cash outflow for fiscal 2020.

Contractual Obligations and Commercial Commitments

The Company records income taxes in accordance with the provisions of ASC 740, Income Taxes. The Company is unable to determine its contractual obligations by year related to this pronouncement, as the ultimate amount or timing of settlement of its reserves for income taxes cannot be reasonably estimated. The total liability for unrecognized tax benefits, including interest and penalties, at January 26, 2020, was $23.3 million.

There have been no other material changes to the information regarding the Company’s future contractual financial obligations previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 27, 2019.

Off-Balance Sheet Arrangements

As of January 26, 2020, and October 27, 2019, the Company had $45.3 million and $44.8 million, respectively, of standby letters of credit issued on its behalf.  The standby letters of credit are primarily related to the Company’s self-insured workers compensation programs.  This amount includes $2.7 million as of January 26, 2020, and October 27, 2019, of revocable standby letters of credit for obligations of an affiliated party that may arise under workers compensation claims.  Letters of credit are not reflected in the Company’s Consolidated Statements of Financial Position.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Hog Markets:  The Company’s earnings are affected by fluctuations in the live hog market.  To minimize the impact on earnings, and to ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 10 years.  Hogs purchased under contract accounted for 93 percent and 96 percent of the total hogs purchased by the Company during the first three months of fiscal years 2020 and 2019, respectively.  The majority of these contracts use market-based formulas based on hog futures, hog primal values, or industry reported hog markets.  Other contracts use a formula based on the cost of production, which can fluctuate independently from hog markets.  The Company’s value-added branded portfolio helps mitigate changes in hog and pork market prices.  Therefore, a hypothetical 10 percent change in the cash hog market would have had an immaterial effect on the Company’s results of operations.

The Company utilizes a hedge program to reduce exposure and offset the fluctuations in the Company's future direct hog purchases. The program utilizes lean hog futures which are accounted for under cash flow hedge accounting. The fair value of the Company's open futures contracts in this program as of January 26, 2020 was $0.4 million, before tax, compared to $5.8 million, before tax, as of October 27, 2019. The Company measures its market risk exposure on its lean hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for lean hogs. A 10 percent decrease in the market price for lean hogs would have negatively impacted the fair value of the Company's January 26, 2020, open lean hog contracts by $12.2 million, which in turn would lower the Company's future cost on purchased hogs by a similar amount.

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

The Company’s utilizes a hedge program to reduce exposure and offset the fluctuation in the Company's future direct grain purchases.  This program utilizes corn futures for Jennie-O Turkey Store, and these contracts are accounted for under cash flow hedge accounting.  The fair value of the Company’s open futures contracts as of January 26, 2020, was $(3.7) million, before tax, compared to $(2.2) million, before tax, as of October 27, 2019.  The Company measures its market risk exposure on its grain futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain.  A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s January 26, 2020, open grain contracts by $7.9 million, which in turn would lower the Company’s future cost on purchased grain by a similar amount.

Other Input Costs: The costs of raw materials, packaging materials, freight, fuel, and energy may cause the Company's results to fluctuate significantly. To manage input cost volatility, the Company pursues cost saving measures, forward pricing, derivatives, and pricing actions when necessary.

Investments:  The Company has corporate-owned life insurance policies classified as trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans.  As of January 26, 2020, the balance of these securities totaled $170.3 million compared to $157.5 million as of October 27, 2019.  A majority of these securities represent fixed income funds.  The Company is subject to market risk due to fluctuations in the value of the remaining investments, as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis.  A 10 percent decline in the value of the investments not held in fixed income funds would have a negative impact to the Company’s pretax earnings of approximately $8.2 million, while a 10 percent increase in value would have a positive impact of the same amount.

International Assets:  The fair values of certain Company assets are subject to fluctuations in foreign currencies. The Company's net asset position in foreign currencies as of January 26, 2020 was $566.8 million, compared to $543.8 million as of October 27, 2019, with most of the exposure existing in Chinese yuan and Brazilian real. Changes in currency exchange rates impact the fair values of the Company assets either currently through the Consolidated Statements of Operations within Interest and Investment Income or through the Consolidated Statements of Financial Position within Accumulated Other Comprehensive Loss.

The Company measures its foreign currency exchange risk by using a 10 percent sensitivity analysis on the Company's primary foreign net asset position, the Chinese yuan and Brazilian real, as of January 26, 2020. A 10 percent strengthening in the value of the Chinese yuan relative to the U.S. dollar would result in other comprehensive income of approximately $35.9 million pretax. A 10 percent weakening in the value of the Chinese yuan relative to the U.S. dollar would result in other comprehensive loss of approximately $29.4 million pretax. A 10 percent strengthening in the value of the Brazilian real relative to the U.S. dollar would result in other comprehensive income of approximately $13.7 million pretax. A 10 percent weakening in the value of the Brazilian real relative to the U.S. dollar would result in other comprehensive loss of approximately $11.2 million pretax.

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
The Company is in the midst of a multi-year transformation project (Project Orion) to achieve better analytics, customer service, and process efficiencies through the use of Oracle Cloud Solutions. During the first quarter of fiscal 2020, the Company completed the implementation of certain human resources and payroll solutions. Additional phases will be implemented over the next several years. Emphasis has been on the maintenance of effective internal controls throughout development and deployment of all phases. The Company evaluated and concluded the first phase of Project Orion has not materially affected the Company's internal control over financial reporting. Based on this evaluation there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the first quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The Company is a party to various legal proceedings related to the ongoing operation of its business, including claims both by and against the Company.  At any time, such proceedings typically involve claims related to product liability, labeling, contract disputes, intellectual property, competition laws, employment practices, or other actions brought by employees, consumers, competitors, or suppliers.  The Company establishes accruals for its potential exposure, as appropriate, for claims against the Company when losses become probable and reasonably estimable.  However, future developments or settlements are uncertain and may require the Company to change such accruals as proceedings progress.  Resolutions of any currently known matters, either individually or in the aggregate, are not expected to have a material effect on the Company’s financial condition, results of operations, or liquidity.

Item 1A.  RISK FACTORS

Risk Factors

The Company’s operations are subject to the general risks of the food industry.

The food products manufacturing industry is subject to the risks posed by:

▪	food spoilage;

▪	food contamination caused by disease-producing organisms or pathogens, such as Listeria monocytogenes, Salmonella, and pathogenic E. coli;

▪	food allergens;

▪	nutritional and health-related concerns;

▪	federal, state, and local food processing controls;

▪	consumer product liability claims;

▪	product tampering; and

▪	the possible unavailability and/or expense of liability insurance.

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

Additionally, if a highly pathogenic human disease outbreak developed in the United States or internationally, it may negatively impact the national or global economy, demand for Company products, supplies to the Company, the Company's production processes, and/or the Company’s workforce availability, and the Company’s financial results could suffer. Most recently, the Company is monitoring the coronavirus outbreak and its impact on China operations. The Company has developed contingency plans to address infectious disease scenarios and the potential impact on its operations, and will continue to update these plans as necessary. There can be no assurance given, however, that these plans will be effective in eliminating the negative effects of any such diseases on the Company’s operating results.

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

According to the Ministry of Agriculture and Rural Affairs of the People's Republic of China, as of November 2019, the outbreak of ASF in China has eliminated over 40 percent of the country's hog herd compared to the prior year. The disease has also spread to additional countries in Asia and Europe. If an outbreak of ASF were to occur in the United States, the Company's supply of hogs and pork could be materially impacted.

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

The Company faces competition from other producers of proteins such as pork, beef, turkey, chicken, and fish, as well as providers of alternative proteins such as nut butters, whey, and plant-based proteins. The factors on which the Company competes include:

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

The Company has made several acquisitions and divestitures in recent years, most recently the acquisition of Sadler's Smokehouse, that align with the Company’s strategic initiative to deliver long-term value to shareholders. The Company regularly reviews strategic opportunities to grow through acquisitions and to divest non-strategic assets. Potential risks associated with these transactions include the inability to consummate a transaction on favorable terms, the diversion of management's attention from other business concerns, the potential loss of key employees and customers of current or acquired companies, the inability to integrate or divest operations successfully, the possible assumption of unknown liabilities, potential disputes with buyers or sellers, potential impairment charges if purchase assumptions are not achieved or market conditions decline, and the inherent risks in entering markets or lines of business in which the Company has limited or no prior experience. Any or all of these risks could impact the Company’s financial results and business reputation. In addition, acquisitions outside the United States may present unique challenges and increase the Company's exposure to the risks associated with foreign operations.

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

The Company’s operations are subject to extensive regulation by the U.S. Department of Homeland Security, the U.S. Department of Agriculture, the U.S. Food and Drug Administration, federal and state taxing authorities, and other federal, state, and local authorities who oversee workforce immigration laws, laws regulating the protection of personal information, cyber-security regulations, tax regulations, animal welfare, food safety standards, and the processing, packaging, storage, distribution, advertising, and labeling of the Company’s products. The Company’s manufacturing facilities and products are subject to continuous inspection by federal, state, and local authorities. Claims or enforcement proceedings could be brought against the Company in the future. The availability of government inspectors due to a government furlough could also cause disruption to the Company’s manufacturing facilities. Additionally, the Company is subject to new or modified laws, regulations, and accounting standards. The Company’s failure or inability to comply with such requirements could subject the Company to civil remedies, including fines, injunctions, recalls, or seizures, as well as potential criminal sanctions.

The Company is subject to stringent environmental regulation and potentially subject to environmental litigation, proceedings, and investigations.

The Company’s past and present business operations and ownership and operation of real property are subject to stringent federal, state, and local environmental laws and regulations pertaining to the discharge of materials into the environment and the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to protection of the environment. Compliance with these laws and regulations, as well as any modifications, is material to the Company’s business. Some of the Company’s facilities have been in operation for many years and, over time, the Company and other prior operators of these facilities may have generated and disposed of wastes that now may be considered hazardous. Future discovery of contamination of property underlying or in the vicinity of the Company’s present or former properties or manufacturing facilities and/or waste disposal sites could require the Company to incur additional expenses related to additional investigation, assessment or other requirements. The occurrence of any of these events, the implementation of new laws and regulations, or updated interpretation of existing laws or regulations could adversely affect the Company’s financial results.

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

In addition, the Company is in the midst of a multi-year transformation project (Project Orion) to achieve better analytics, customer service, and process efficiencies through the use of Oracle Cloud Solutions. This project is expected to improve the efficiency and effectiveness of certain financial and business transaction processes and the underlying systems environment. The Company implemented human resources and payroll functionality in December 2019. Additional integrations are expected to take place throughout fiscal 2020 and over the next few years. Such an implementation is a major undertaking from a financial, management, and personnel perspective. The implementation of the enterprise resource planning system may prove to be more difficult, costly, or time consuming than expected, and there can be no assurance that this system will be beneficial to the extent anticipated.

In an attempt to mitigate these risks, the Company has implemented and continues to evaluate security initiatives and business continuity plans.

Deterioration of labor relations or increases in labor costs could harm the Company’s business.

As of January 26, 2020, the Company had approximately 18,700 employees worldwide, of which approximately 3,220 were represented by labor unions, principally the United Food and Commercial Workers Union. A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities or contracted hog processing facilities resulting in work slowdowns or stoppages could harm the Company’s financial results.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuer purchases of equity securities in the first quarter of fiscal 2020. The maximum number of shares that may yet be purchased under the plans or programs as of January 26, 2020 is 4,758,235. On January 29, 2013, the Company's Board of Directors authorized the repurchase of 10,000,000 shares of its common stock with no expiration date.  On January 26, 2016, the Board of Directors approved a two-for-one split of the Company’s common stock to be effective January 27, 2016.  As part of the stock split resolution, the number of shares remaining to be repurchased was adjusted proportionately

Item 6.  EXHIBITS

31.1	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended January 26, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Investment, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended January 26, 2020, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORMEL FOODS CORPORATION
(Registrant)

Date: March 3, 2020	By	/s/ JAMES N. SHEEHAN
JAMES N. SHEEHAN
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 3, 2020	By	/s/ JANA L. HAYNES
JANA L. HAYNES
Vice President and Controller
(Principal Accounting Officer)