Form 10-Q
period 2020-04-26
HORMEL FOODS CORP /DE/
filed 2020-06-02
CIK 48465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 26, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 1, 2020
Common Stock	$.01465	par value	538,951,833
Common Stock Non-Voting	$.01	par value	0

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
Consolidated Statements of Financial Position - April 26, 2020 and October 27, 2019
Consolidated Statements of Operations - Thirteen and Twenty-Six Weeks Ended April 26, 2020 and April 28, 2019
Consolidated Statements of Comprehensive Income - Thirteen and Twenty-Six Weeks Ended April 26, 2020 and April 28, 2019
Consolidated Statements of Changes in Shareholders' Investment - Thirteen and Twenty-Six Weeks Ended April 28, 2019 and Thirteen and Twenty-Six Weeks Ended April 26, 2020
Consolidated Statements of Cash Flows - Twenty-Six Weeks Ended April 26, 2020 and April 28, 2019
Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Overview
Consolidated Results
Segment Results
Related Party Transactions
Liquidity and Capital Resources
Critical Accounting Policies
Forward-looking Statements

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands, except share and per share amounts)

	April 26, 2020	October 27, 2019
	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$606,073	$672,901
Short-term Marketable Securities	16,841	14,736
Accounts Receivable	536,009	574,396
Inventories	1,048,992	1,042,362
Income Taxes Receivable	342	19,924
Prepaid Expenses	24,229	22,637
Other Current Assets	16,410	14,457
Total Current Assets	2,248,896	2,361,413

Goodwill	2,682,839	2,481,645

Other Intangibles	1,023,936	1,033,862

Pension Assets	147,878	135,915

Investments In and Receivables From Affiliates	303,194	289,157

Other Assets	238,273	177,901

Property, Plant and Equipment
Land	54,670	49,758
Buildings	1,152,119	1,083,902
Equipment	2,017,183	1,965,478
Construction in Progress	325,075	256,190
Less: Allowance for Depreciation	(1,798,882)	(1,726,217)
Net Property, Plant and Equipment	1,750,165	1,629,111

Total Assets	$8,395,181	$8,109,004

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands, except share and per share amounts)

	April 26, 2020	October 27, 2019
	(Unaudited)
Liabilities and Shareholders' Investment
Current Liabilities
Accounts Payable	$502,133	$590,033
Accrued Expenses	67,481	62,031
Accrued Workers Compensation	25,339	24,272
Accrued Marketing Expenses	111,657	96,305
Employee Related Expenses	179,328	213,515
Taxes Payable	54,765	6,208
Interest and Dividends Payable	125,595	112,685
Current Maturities of Long-term Debt	258,295	—
Total Current Liabilities	1,324,595	1,105,049

Long-term Debt–Less Current Maturities	56,861	250,000

Pension and Post-retirement Benefits	542,753	536,490

Other Long-term Liabilities	139,517	115,356

Deferred Income Taxes	165,253	176,574

Shareholders' Investment
Preferred Stock, Par Value $.01 a Share–
Authorized 160,000,000 Shares; Issued–None
Common Stock, Non-voting, Par Value $.01 a Share–
Authorized 400,000,000 Shares; Issued–None
Common Stock, Par Value $.01465 a Share–	7,896	7,830
Authorized 1,600,000,000 Shares;
Shares Issued as of April 26, 2020: 538,949,485
Shares Issued as of October 27, 2019: 534,488,746
Additional Paid-in Capital	265,128	184,921
Accumulated Other Comprehensive Loss	(447,908)	(399,500)
Retained Earnings	6,336,946	6,128,207
Hormel Foods Corporation Shareholders' Investment	6,162,061	5,921,458
Noncontrolling Interest	4,140	4,077
Total Shareholders' Investment	6,166,202	5,925,535

Total Liabilities and Shareholders' Investment	$8,395,181	$8,109,004

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	April 26, 2020	April 28, 2019	April 26, 2020	April 28, 2019
Net Sales	$2,422,465	$2,344,744	$4,806,899	$4,705,099
Cost of Products Sold	1,945,113	1,875,595	3,861,127	3,747,616
Gross Profit	477,352	469,149	945,773	957,483

Selling, General and Administrative	193,912	170,076	389,433	363,620
Equity in Earnings of Affiliates	10,021	13,291	17,608	24,749

Operating Income	293,460	312,364	573,948	618,612

Other Income and Expense:
Interest and Investment Income (Expense)	(3,474)	11,297	9,777	18,171
Interest Expense	(3,497)	(5,615)	(7,074)	(11,762)

Earnings Before Income Taxes	286,489	318,046	576,651	625,021

Provision for Income Taxes	58,873	35,410	106,083	100,866

Net Earnings	227,615	282,636	470,568	524,155
Less: Net Earnings (Loss) Attributable to Noncontrolling Interest	(119)	207	(39)	301
Net Earnings Attributable to Hormel Foods Corporation	$227,734	$282,429	$470,606	$523,854

Net Earnings Per Share
Basic	$0.42	$0.53	$0.88	$0.98
Diluted	$0.42	$0.52	$0.86	$0.96

Weighted-average Shares Outstanding
Basic	538,119	535,480	536,597	534,988
Diluted	546,373	546,330	545,594	546,724

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	April 26, 2020	April 28, 2019	April 26, 2020	April 28, 2019
Net Earnings	$227,615	$282,636	$470,568	$524,155
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(26,206)	5,901	(18,268)	7,747
Pension and Other Benefits	3,582	1,770	7,093	5,209
Deferred Hedging	(32,103)	6,707	(37,206)	6,346
Total Other Comprehensive Income (Loss)	(54,727)	14,378	(48,381)	19,302
Comprehensive Income	172,888	297,014	422,187	543,457
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	(217)	378	(12)	441
Comprehensive Income Attributable to Hormel Foods Corporation	$173,105	$296,636	$422,199	$543,016

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT
(in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended April 28, 2019
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest	Total Shareholders’ Investment
	Shares	Amount	Shares	Amount
Balance at January 27, 2019	534,170	$7,826	—	$—	$130,196	$5,856,029	$(292,342)	$4,070	$5,705,779
Net Earnings						282,429		207	282,636
Other Comprehensive Income (Loss)							14,207	171	14,378
Purchases of Common Stock			(562)	(22,813)					(22,813)
Stock-based Compensation Expense		1			5,567				5,568
Exercise of Stock Options/Restricted Shares	2,485	35			28,390				28,425
Shares Retired	(562)	(8)	562	22,813	(173)	(22,632)			—
Declared Cash Dividends – $0.21 per Share						(112,189)			(112,189)
Balance at April 28, 2019	536,093	$7,854	—	$—	$163,980	$6,003,637	$(278,135)	$4,448	$5,901,784

	Thirteen Weeks Ended April 26, 2020
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest	Total Shareholders’ Investment
	Shares	Amount	Shares	Amount
Balance at January 26, 2020	537,415	$7,873	—	$—	$230,529	$6,246,641	$(393,278)	$4,281	$6,096,045
Net Earnings						227,734	—	(119)	227,615
Other Comprehensive Income (Loss)							(54,630)	(98)	(54,727)
Contribution from Noncontrolling Interest								76	76
Purchases of Common Stock			(302)	(12,360)					(12,360)
Stock-based Compensation Expense		1			6,166				6,167
Exercise of Stock Options/Restricted Shares	1,836	26			28,582				28,608
Shares Retired	(302)	(4)	302	12,360	(149)	(12,207)			—
Declared Cash Dividends – $0.2325 per Share						(125,222)			(125,222)
Balance at April 26, 2020	538,949	$7,896	—	$—	$265,128	$6,336,946	$(447,908)	$4,140	$6,166,202

	Twenty-Six Weeks Ended April 28, 2019
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest	Total Shareholders’ Investment
	Shares	Amount	Shares	Amount
Balance at October 28, 2018	534,135	$7,825	—	$—	$106,528	$5,729,956	$(243,498)	$4,007	$5,604,818
Net Earnings						523,854		301	524,155
Other Comprehensive Income (Loss)							19,162	140	19,302
Purchases of Common Stock			(1,627)	(67,622)					(67,622)
Stock-based Compensation Expense		1			13,513				13,514
Exercise of Stock Options/Restricted Shares	3,585	52			44,371				44,423
Shares Retired	(1,627)	(24)	1,627	67,622	(432)	(67,166)			—
Cumulative Effect Adjustment from the Adoption of:
ASU 2016-16						(10,475)			(10,475)
ASU 2017-12						21	(21)		—
ASU 2018-02						52,342	(53,778)		(1,436)
Declared Cash Dividends – $0.42 per Share						(224,895)			(224,895)
Balance at April 28, 2019	536,093	$7,854	—	$—	$163,980	$6,003,637	$(278,135)	$4,448	$5,901,784

	Twenty-Six Weeks Ended April 26, 2020
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest	Total Shareholders’ Investment
	Shares	Amount	Shares	Amount
Balance at October 27, 2019	534,489	$7,830	—	$—	$184,921	$6,128,207	$(399,500)	$4,077	$5,925,535
Net Earnings						470,606		(39)	470,568
Other Comprehensive Income (Loss)							(48,408)	27	(48,381)
Contribution from Noncontrolling Interest								76	76
Purchases of Common Stock			(302)	(12,360)					(12,360)
Stock-based Compensation Expense		1			15,464				15,465
Exercise of Stock Options/Restricted Shares	4,762	69			64,892				64,961
Shares Retired	(302)	(4)	302	12,360	(149)	(12,207)			—
Declared Cash Dividends – $0.465 per Share						(249,660)			(249,660)
Balance at April 26, 2020	538,949	$7,896	—	$—	$265,128	$6,336,946	$(447,908)	$4,140	$6,166,202

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	April 26, 2020	April 28, 2019
Operating Activities
Net Earnings	$470,568	$524,155
Adjustments to Reconcile to Net Cash Provided by Operating Activities:
Depreciation	82,532	74,458
Amortization	17,385	6,285
Equity in Earnings of Affiliates	(17,608)	(24,749)
Distribution from Equity Method Investees	20,000	10,000
Provision for Deferred Income Taxes	(1,607)	(37,940)
Loss (Gain) on Property/Equipment Sales and Plant Facilities	255	458
Gain on Sale of Business	—	(16,469)
Non-cash Investment Activities	(1,635)	(17,632)
Stock-based Compensation Expense	15,465	13,514
Changes in Operating Assets and Liabilities, Net of Acquisitions:
Decrease (Increase) in Accounts Receivable	47,174	32,634
Decrease (Increase) in Inventories	20,625	(111,601)
(Increase) Decrease in Prepaid Expenses and Other Current Assets	(52,500)	(7,198)
Increase (Decrease) in Pension and Post-retirement Benefits	2,590	6,380
(Decrease) Increase in Accounts Payable and Accrued Expenses	(120,224)	(108,347)
Increase (Decrease) in Net Income Taxes Payable	65,270	21,645
Net Cash Provided by Operating Activities	548,290	365,593

Investing Activities
Net (Purchase) Sale of Securities	(1,991)	(6,664)
Proceeds from Sale of Business	—	473,885
Acquisitions of Businesses/Intangibles	(268,878)	—
Purchases of Property/Equipment	(138,563)	(87,621)
Proceeds from Sales of Property/Equipment	1,121	31,167
(Increase) Decrease in Investments, Equity in Affiliates, and Other Assets	(16,004)	(110)
Proceeds from Company-owned Life Insurance	1,180	14,170
Net Cash (Used in) Provided by Investing Activities	(423,135)	424,827

Financing Activities
Repayments of Long-term Debt and Finance Leases	(4,069)	(374,840)
Dividends Paid on Common Stock	(236,750)	(212,287)
Share Repurchase	(12,360)	(67,622)
Proceeds from Exercise of Stock Options	64,372	44,277
Proceeds from Noncontrolling Interest	76	—
Net Cash (Used in) Provided by Financing Activities	(188,731)	(610,472)

Effect of Exchange Rate Changes on Cash	(3,252)	243
(Decrease) Increase in Cash and Cash Equivalents	(66,828)	180,191
Cash and Cash Equivalents at Beginning of Year	672,901	459,136
Cash and Cash Equivalents at End of Quarter	$606,073	$639,327

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited consolidated financial statements of Hormel Foods Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year.  The Consolidated Statement of Financial Position at October 27, 2019, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 27, 2019. The significant accounting policies used in preparing these Consolidated Financial Statements are consistent with those described in Note A - Summary of Significant Accounting Policies to the Consolidated Financial Statements in the Form 10-K with the exception of new requirements adopted in the first quarter of fiscal 2020. The Company has considered the impact of COVID-19 and determined there have been no material changes in the Company’s Significant Accounting Policies, including estimates and assumptions, as disclosed in its Annual Report on Form 10-K for the fiscal year ended October 27, 2019.

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

NOTE B - ACQUISITIONS AND DIVESTITURES

Acquisition: On March 2, 2020, the Company acquired the assets comprising the Sadler's Smokehouse business (Sadler's) for a preliminary purchase price of $268.9 million, subject to customary working capital adjustments. Sadler's is an authentic, pit-smoked meats business based in Henderson, Texas. This acquisition strengthens the Company's foodservice position and provides an opportunity to further extend the Sadler's product line into the retail and deli channels.

The transaction was funded with cash on hand and accounted for as a business combination using the acquisition method. Allocations of the purchase price to acquired assets, including goodwill and intangibles assets, is pending the completion of a third-party valuation. See Note D - Goodwill and Intangible Assets for preliminary amounts assigned to goodwill.

Operating results for this acquisition have been included in the Company's Consolidated Statements of Operations from the date of acquisition and are reflected in the Refrigerated Foods segment. Pro forma results are not material for inclusion.

Divestiture: On April 15, 2019, the Company completed the sale of CytoSport, Inc. (CytoSport), which included the Muscle Milk® and Evolve® brands, to PepsiCo, Inc., and received final proceeds of $479.8 million. The divestiture resulted in a pretax gain of $16.5 million recognized in Selling, General and Administrative expense and a tax benefit of $17.0 million recognized within the Provision for Income Taxes on the Consolidated Statements of Operations.

CytoSport's results of operations through the date of divestiture are included within Earnings Before Income Taxes in the Consolidated Statements of Operations and are reported within the Grocery Products and International & Other segments (See Note N - Segment Reporting).

NOTE C - INVENTORIES

Principal components of inventories are:

(in thousands)	April 26, 2020	October 27, 2019
Finished Products	$596,966	$604,035
Raw Materials and Work-in-Process	254,431	255,474
Operating Supplies	128,774	116,981
Maintenance Materials and Parts	68,820	65,872
Total	$1,048,992	$1,042,362

NOTE D - GOODWILL AND INTANGIBLE ASSETS

Goodwill: The changes in the carrying amounts of goodwill for the thirteen and twenty-six weeks ended April 26, 2020, are:

(in thousands)	Grocery Products	Refrigerated Foods	Jennie-O Turkey Store	International & Other	Total
Balance at January 26, 2020	$632,301	$1,458,692	$176,628	$216,467	$2,484,088
Goodwill Acquired	—	212,871	—	—	212,871
Foreign Currency Translation	—	—	—	(14,120)	(14,120)
Balance at April 26, 2020	$632,301	$1,671,563	$176,628	$202,347	$2,682,839

(in thousands)	Grocery Products	Refrigerated Foods	Jennie-O Turkey Store	International & Other	Total
Balance at October 27, 2019	$632,301	$1,458,692	$176,628	$214,024	$2,481,645
Goodwill Acquired	—	212,871	—	—	212,871
Foreign Currency Translation	—	—	—	(11,677)	(11,677)
Balance at April 26, 2020	$632,301	$1,671,563	$176,628	$202,347	$2,682,839

The increase to goodwill during the thirteen and twenty-six weeks ended April 26, 2020, is related to the acquisition of Sadler's. The allocation from goodwill to identifiable assets is pending a third party valuation.

Intangible Assets: The carrying amounts for indefinite-lived intangible assets are:

(in thousands)	April 26, 2020	October 27, 2019
Brands/Tradenames/Trademarks	$953,190	$959,400
Other Intangibles	184	184
Foreign Currency Translation	(6,211)	(3,803)
Total	$947,163	$955,781

The gross carrying amount and accumulated amortization for definite-lived intangible assets are:

	April 26, 2020		October 27, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer Lists/Relationships	$113,739	$(41,350)	$113,739	$(36,744)
Tradenames/Trademarks	10,536	(2,447)	4,326	(1,589)
Other Intangibles	2,631	(1,920)	2,631	(1,228)
Foreign Currency Translation	—	(4,415)	—	(3,054)
Total	$126,906	$(50,132)	$120,696	$(42,615)

Amortization expense was $3.4 million and $6.2 million for the thirteen and twenty-six weeks ended April 26, 2020, respectively, compared to $3.1 million and $6.3 for the thirteen and twenty-six weeks ended April 28, 2019.

Estimated annual amortization expense for the five fiscal years after October 27, 2019, is:

(in thousands)
2020	$11,700
2021	12,000
2022	11,644
2023	10,739
2024	8,921

NOTE E - PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic benefit cost for pension and other post-retirement benefit plans consists of:

	Pension Benefits
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	April 26, 2020	April 28, 2019	April 26, 2020	April 28, 2019
Service Cost	$8,896	$6,511	$17,792	$13,021
Interest Cost	13,411	15,095	26,821	30,192
Expected Return on Plan Assets	(25,321)	(23,121)	(50,642)	(46,246)
Amortization of Prior Service Cost	(542)	(699)	(1,084)	(1,397)
Recognized Actuarial Loss	5,597	3,701	11,192	7,402
Curtailment Loss (Gain)	—	—	—	2,825
Net Periodic Cost	$2,041	$1,487	$4,079	$5,797

	Post-retirement Benefits
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	April 26, 2020	April 28, 2019	April 26, 2020	April 28, 2019
Service Cost	$193	$173	$387	$347
Interest Cost	2,329	3,009	4,789	6,174
Amortization of Prior Service Cost	(663)	(669)	(1,326)	(1,338)
Recognized Actuarial Loss	247	—	523	—
Curtailment Loss (Gain)	—	—	—	(620)
Net Periodic Cost	$2,106	$2,513	$4,373	$4,563

Non-service cost components of net pension and postretirement benefit cost are presented within Interest and Investment Income on the Consolidated Statements of Operations.

Curtailments recognized in the first twenty-six weeks of fiscal 2019 were due to the sale of the Fremont, Nebraska, production facility.

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

Volume: As of April 26, 2020, and October 27, 2019, the Company had the following outstanding commodity futures and options contracts related to its hedging programs:

Volume
Commodity Contracts	April 26, 2020	October 27, 2019
Corn	20.4 million bushels	30.4 million bushels
Lean Hogs	199.1 million pounds	187.3 million pounds

Fair Value of Derivatives:  The fair values of the Company’s derivative instruments as of April 26, 2020, and October 27, 2019, are:

		Fair Value (1)
(in thousands)	Location on Consolidated Statements of Financial Position	April 26, 2020	October 27, 2019
Derivatives Designated as Hedges:
Commodity Contracts	Other Current Assets	$(32,187)	$6,405
(1)  Amounts represent the gross fair value of derivative assets and liabilities.  The Company nets the derivative assets and liabilities for each of its hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract. The amount or timing of cash collateral balances may impact the classification of the derivative in the Consolidated Statements of Financial Position.  The gross liability position as of April 26, 2020 is offset by cash collateral of $42.0 million contained within the master netting arrangement. See Note K - Fair Value Measurements for a discussion of these net amounts as reported in the Consolidated Statements of Financial Position.

Fair Value Hedge - Assets (Liabilities): The carrying amount of the Company's fair value hedge assets (liabilities) as of April 26, 2020, and October 27, 2019, are:

Location on Consolidated Statements of Financial Position	Carrying Amount of the Hedged Assets/(Liabilities)
(in thousands)	April 26, 2020	October 27, 2019
Accounts Payable	$(5,642)	$(2,805)

Accumulated Other Comprehensive Loss Impact: As of April 26, 2020, the Company included in Accumulated Other Comprehensive Loss hedging losses of $46.1 million (before tax) relating to its positions. The Company expects to recognize the majority of these losses over the next twelve months.

The effect of Accumulated Other Comprehensive Loss for gains or losses (before tax) related to the Company's derivative instruments for the thirteen weeks ended April 26, 2020, and April 28, 2019, are:

	Gain/(Loss) Recognized in AOCL (1)		Location on Consolidated Statements of Operations	Gain/(Loss) Reclassified from AOCL into Earnings (1)
	Thirteen Weeks Ended			Thirteen Weeks Ended
(in thousands)	April 26, 2020	April 28, 2019		April 26, 2020	April 28, 2019
Cash Flow Hedges:
Commodity Contracts	$(47,944)	$505	Cost of Products Sold	$(5,477)	$(532)
Excluded Component (2)	—	5,930

The effect of Accumulated Other Comprehensive Loss for gains or losses (before tax) related to the Company's derivative instruments for the twenty-six weeks ended April 26, 2020 and April 28, 2019, are:

	Gain/(Loss) Recognized in AOCL (1)		Location on Consolidated Statements of Operations	Gain/(Loss) Reclassified from AOCL into Earnings (1)
	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
(in thousands)	April 26, 2020	April 28, 2019		April 26, 2020	April 28, 2019
Cash Flow Hedges:
Commodity Contracts	$(56,571)	$(337)	Cost of Products Sold	$(7,352)	$(1,775)
Excluded Component (2)	—	5,243

(1)	See Note H - Accumulated Other Comprehensive Loss for the after-tax impact of these gains or losses on Net Earnings.

(2)	Represents the time value amount of lean hog options excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in AOCL.

Consolidated Statements of Operations Impact: The effect on the Consolidated Statements of Operations for gains or losses (before tax) related to the Company's derivative instruments for the thirteen and twenty-six weeks ended April 26, 2020, and April 28, 2019, are:

	Cost of Products Sold
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	April 26, 2020	April 28, 2019	April 26, 2020	April 28, 2019
Consolidated Statements of Operations	$1,945,113	$1,875,595	$3,861,127	$3,747,616

Cash Flow Hedges - Commodity Contracts
Gain (Loss) Reclassified from AOCL	(5,477)	(532)	(7,352)	(1,775)
Amortization of Excluded Component from Options	—	(1,110)	—	(2,468)

Fair Value Hedges - Commodity Contracts
Gain (Loss) on Commodity Futures (1)	5,960	705	9,146	1,637
Total Gain (Loss) Recognized in Earnings	$483	$(937)	$1,794	$(2,606)

(1)	Amounts represent losses on commodity contracts designated as fair value hedges that were closed during the thirteen and twenty-six weeks ended April 26, 2020, and April 28, 2019, which were offset by a corresponding gain on the underlying hedged purchase commitment. Additional gains or losses related to changes in the fair value of open commodity contracts, along with the offsetting gain or loss on the hedged purchase commitment, are also marked-to-market through earnings with no impact on a net basis.

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

Investments In and Receivables From Affiliates consist of:

(in thousands)	Segment	% Owned	April 26, 2020	October 27, 2019
MegaMex Foods, LLC	Grocery Products	50%	$221,591	$218,592
Other Joint Ventures	International & Other	Various (20-40%)	81,602	70,565
Total			$303,194	$289,157

Equity in Earnings of Affiliates consists of:

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	Segment	April 26, 2020	April 28, 2019	April 26, 2020	April 28, 2019
MegaMex Foods, LLC	Grocery Products	$7,679	$13,479	$17,140	$23,981
Other Joint Ventures	International & Other	2,342	(188)	469	768
Total		$10,021	$13,291	$17,608	$24,749

For the thirteen and twenty-six weeks ended April 26, 2020, $10.0 million and $20.0 million of dividends were received from affiliates, compared to $10.0 million of dividends received for the thirteen and twenty-six weeks ended April 28, 2019.

The Company recognized a basis difference of $21.3 million associated with the formation of MegaMex Foods, LLC, of which $12.3 million is remaining as of April 26, 2020.  This difference is being amortized through Equity in Earnings of Affiliates.

NOTE H - ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of Accumulated Other Comprehensive Loss are:

(in thousands)	Foreign Currency Translation	Pension & Other Benefits		Hedging Deferred Gain (Loss)		Accumulated Other Comprehensive Loss
Balance at January 26, 2020	$(45,184)	$(345,364)		$(2,730)		$(393,278)
Unrecognized Gains (Losses)
Gross	(26,108)	78		(47,944)		(73,975)
Tax Effect	—	—		11,702		11,702
Reclassification into Net Earnings
Gross	—	4,639	(1)	5,477	(2)	10,116
Tax Effect	—	(1,136)		(1,337)		(2,473)
Net of Tax Amount	(26,108)	3,582		(32,103)		(54,630)
Balance at April 26, 2020	$(71,292)	$(341,783)		$(34,833)		$(447,908)

(in thousands)	Foreign Currency Translation	Pension & Other Benefits		Hedging Deferred Gain (Loss)		Accumulated Other Comprehensive Loss
Balance at October 27, 2019	$(52,996)	$(348,877)		$2,373		$(399,500)
Unrecognized Gains (Losses)
Gross	(18,296)	68		(56,571)		(74,799)
Tax Effect	—	—		13,807		13,807
Reclassification into Net Earnings
Gross	—	9,305	(1)	7,352	(2)	16,657
Tax Effect	—	(2,279)		(1,794)		(4,073)
Net of Tax Amount	(18,296)	7,093		(37,206)		(48,408)
Balance at April 26, 2020	$(71,292)	$(341,783)		$(34,833)		$(447,908)

(1)	Included in the computation of net periodic cost. See Note E - Pension and Other Post-Retirement Benefits for additional details.

(2)	Included in Cost of Products Sold in the Consolidated Statements of Operations.

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

The Company's effective tax rate for the thirteen and twenty-six weeks ended April 26, 2020, was 20.6 percent and 18.4 percent, respectively, compared to 11.1 percent and 16.1 percent for the thirteen and twenty-six weeks ended April 28, 2019. The lower rate for the second quarter of 2019 resulted from the net tax benefits generated from the CytoSport divestiture and equity based compensation.

The amount of unrecognized tax benefits, including interest and penalties, is recorded in Other Long-term Liabilities.  If recognized as of April 26, 2020, and April 28, 2019, $24.0 million and $27.7 million, respectively, would impact the Company’s effective tax rate.  The Company includes accrued interest and penalties related to uncertain tax positions in Income Tax Expense. Interest and penalties included in income tax expense was immaterial for the thirteen and twenty-six weeks ended April 26, 2020, and April 28, 2019. The amount of accrued interest and penalties at April 26, 2020, and April 28, 2019, associated with unrecognized tax benefits was $6.1 million and $6.7 million, respectively.

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

NOTE J - STOCK-BASED COMPENSATION

The Company issues stock options, restricted stock units, and restricted shares as part of its stock incentive plans for employees and non-employee directors. During the thirteen and twenty-six weeks ended April 26, 2020, stock-based compensation expense was $6.2 million and $15.5 million, respectively, compared to $5.6 million and $13.5 million for the thirteen and twenty-six weeks ended April 28, 2019. The Company recognizes stock-based compensation expense ratably over the shorter of the vesting period or the individual's retirement eligibility date. The fair value of stock-based compensation granted to retirement-eligible individuals is expensed at the time of grant.

At April 26, 2020, there was $31.2 million of total unrecognized compensation expense from stock-based compensation arrangements granted under the plans.  This compensation is expected to be recognized over a weighted-average period of approximately 2.4 years.  During the thirteen and twenty-six weeks ended April 26, 2020, cash received from stock option exercises was $28.0 million and $64.4 million, respectively, compared to $28.3 million and $44.3 million for the thirteen and twenty-six weeks ended April 28, 2019.

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

A reconciliation of the number of options outstanding and exercisable (in thousands) as of April 26, 2020 is:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Stock Options Outstanding at October 27, 2019	25,994	$26.49
Granted	1,209	45.86
Exercised	4,927	15.40
Forfeited	124	36.41
Stock Options Outstanding at April 26, 2020	22,152	29.96	5.6	$369,036
Stock Options Exercisable at April 26, 2020	15,141	$25.63	4.3	$317,637

The weighted-average grant date fair value of stock options granted and the total intrinsic value of options exercised (in thousands) during the thirteen and twenty-six weeks ended April 26, 2020, and April 28, 2019, are:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	April 26, 2020	April 28, 2019	April 26, 2020	April 28, 2019
Weighted-average Grant Date Fair Value	$7.92	$8.21	$7.71	$9.24
Intrinsic Value of Exercised Options	55,948	75,545	153,894	107,786

The fair value of each option award is calculated on the date of grant using the Black-Scholes valuation model utilizing the following weighted-average assumptions:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	April 26, 2020	April 28, 2019	April 26, 2020	April 28, 2019
Risk-free Interest Rate	1.5%	2.6%	1.7%	2.8%
Dividend Yield	2.0%	2.0%	2.0%	1.9%
Stock Price Volatility	19.0%	19.0%	19.0%	19.0%
Expected Option Life	8 years	8 years	8 years	8 years

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

A reconciliation of the restricted stock units (in thousands) as of April 26, 2020 is:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Restricted Stock Units Outstanding at October 27, 2019	—	$—
Granted	203	45.86
Vested	7	45.54
Restricted Stock Units Outstanding at April 26, 2020	196	$45.87	2.1	$9,114

The weighted-average grant date fair value of restricted stock units granted and the total fair value (in thousands) of restricted stock units granted during the thirteen and twenty-six weeks ended April 26, 2020, and April 28, 2019, are:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	April 26, 2020	April 28, 2019	April 26, 2020	April 28, 2019
Weighted-average Grant Date Fair Value	$47.43	$—	$45.86	$—
Fair Value of Restricted Stock Units Granted	1,625	—	9,320	—

Restricted Shares: Restricted shares awarded to non-employee directors annually on February 1 are subject to a restricted period which expires the date of the Company’s next annual stockholders meeting. Newly elected directors receive a prorated award of restricted shares of the Company's common stock, which expires on the date of the Company's second succeeding annual stockholders meeting. A reconciliation of the restricted shares (in thousands) as of April 26, 2020 is:

	Shares	Weighted- Average Grant Date Fair Value
Restricted Shares Outstanding at October 27, 2019	51	$42.23
Granted	41	47.29
Vested	47	42.08
Restricted Shares Outstanding at April 26, 2020	45	$47.03

The weighted-average grant date fair value of restricted shares granted, the total fair value (in thousands) of restricted shares granted, and the fair value (in thousands) of shares that have vested during the twenty-six weeks ended April 26, 2020, and April 28, 2019, are:

	Twenty-Six Weeks Ended
	April 26, 2020	April 28, 2019
Weighted-average Grant Date Fair Value	$47.29	$42.23
Fair Value of Restricted Shares Granted	1,973	2,134
Fair Value of Shares Vested	1,974	1,760

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis as of April 26, 2020, and October 27, 2019, and their level within the fair value hierarchy, are:

	Fair Value Measurements at April 26, 2020
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Cash and Cash Equivalents (1)	$606,073	$604,583	$1,490	$—
Short-term Marketable Securities (2)	16,841	6,848	9,993	—
Other Trading Securities (3)	159,190	—	159,190	—
Commodity Derivatives (4)	15,072	15,072	—	—
Total Assets at Fair Value	$797,176	$626,503	$170,673	$—
Liabilities at Fair Value
Deferred Compensation (3)	$57,902	$—	$57,902	$—
Total Liabilities at Fair Value	$57,902	$—	$57,902	$—

	Fair Value Measurements at October 27, 2019
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Cash and Cash Equivalents (1)	$672,901	$672,458	$443	$—
Short-term Marketable Securities (2)	14,736	5,186	9,550	—
Other Trading Securities (3)	157,526	—	157,526	—
Commodity Derivatives (4)	12,882	12,882	—	—
Total Assets at Fair Value	$858,045	$690,526	$167,519	$—
Liabilities at Fair Value
Deferred Compensation (3)	$62,373	$—	$62,373	$—
Total Liabilities at Fair Value	$62,373	$—	$62,373	$—

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

(3)
The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred compensation plans.  Under the plans, the participants can defer certain types of compensation and elect to receive a return on the deferred amounts based on the changes in fair value of various investment options, primarily a variety of mutual funds. The majority of the funds held in the rabbi trust relate to the supplemental executive retirement plans and have been invested in fixed income funds managed by a third party.  The declared rate on these funds is set based on a formula using the yield of the general account investment portfolio supporting the fund, adjusted for expenses and other charges.  The rate is guaranteed for one year at issue and may be reset annually on the policy anniversary, subject to a guaranteed minimum rate.  As the value is based on adjusted market rates and the fixed rate is only reset on an annual basis, these funds are classified as Level 2.  The remaining funds held are also managed by a third-party insurance policy, the values of which represent their cash surrender value based on the fair value of the underlying investments in the account and include equity securities, money market accounts, bond funds, or other portfolios for which there is an active quoted market.  Therefore, these policies are also classified as Level 2.  The related deferred compensation liabilities are included in Other Long-Term Liabilities on the Consolidated Statements of Financial Position with investment options generally mirroring those funds held by the rabbi trust.  These balances are classified as Level 2.  The Company also offers a fixed rate investment option to participants.  The rate earned on these investments is adjusted annually based on a specified percentage of the I.R.S. applicable federal rates.  These balances are classified as Level 2. Securities held by the trust are classified as trading securities. Therefore, unrealized gains and losses associated with these investments are included in the Company's earnings. During the thirteen and twenty-six weeks ended April 26, 2020, securities held by the trust generated losses of $11.4 million and $6.7 million, respectively, compared to gains of $4.8 million and $6.2 million for the thirteen and twenty-six weeks ended April 28, 2019.

(4)
The Company’s commodity derivatives represent futures contracts and options used in its hedging or other programs to offset price fluctuations associated with purchases of corn and hogs, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers.  The Company’s futures contracts for corn are traded on the Chicago Board of Trade, while futures contracts for lean hogs are traded on the Chicago Mercantile Exchange.  These are active markets with quoted prices available, and these contracts are classified as Level 1. All derivatives are reviewed for potential credit risk and risk of nonperformance.  The net balance for each program is included in Other Current Assets or Accounts Payable, as appropriate, in the Consolidated Statements of Financial Position.  As of April 26, 2020, the Company has recognized the right to reclaim net cash collateral of $47.5 million from various counterparties (including $5.5 million of realized gains on closed positions and cash of $42.0 million).  As of October 27, 2019, the Company had recognized the right to reclaim net cash collateral of $6.5 million from various counterparties (including $10.5 million of realized gains on closed positions offset by cash owed of $4.0 million).

The Company’s financial assets and liabilities include accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value.  The Company does not carry its long-term debt at fair value in its Consolidated Statements of Financial Position.  Based on borrowing rates available to the Company for long-term financing with similar terms and average maturities, the fair value of long-term debt, utilizing discounted cash flows (Level 2), was $254.1 million as of April 26, 2020, and $257.7 million as of October 27, 2019.

In accordance with the provisions of ASC 820, the Company measures certain nonfinancial assets and liabilities at fair value, which are recognized or disclosed on a nonrecurring basis (e.g. goodwill, intangible assets, and property, plant and equipment).   During the twenty-six weeks ended April 26, 2020, and April 28, 2019, there were no material remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Supplemental balance sheet information related to leases as of April 26, 2020, are:

(in thousands)	Location on Consolidated Statements of Financial Position	April 26, 2020
Right-of-Use Assets
Operating	Other Assets	$59,054
Finance	Net Property, Plant and Equipment	65,059
Total Right-of-Use Assets		$124,114
Liabilities
Current
Operating	Accrued Expenses	$13,767
Finance	Current Maturities of Long-Term Debt	8,295
Noncurrent
Operating	Other Long-Term Liabilities	47,339
Finance	Long-Term Debt - Less Current Maturities	56,861
Total Lease Liabilities		$126,263

Lease expenses for the thirteen and twenty-six weeks ended April 26, 2020, are:

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
(in thousands)	April 26, 2020	April 26, 2020
Operating Lease Cost (1)	$5,366	$10,490
Finance Lease Cost
Amortization of Right-of-Use Assets	2,001	4,000
Interest on Lease Liabilities	587	1,192
Variable Lease Cost (2)	106,866	209,534
Net Lease Cost	$114,820	$225,216

(1)	Includes short-term lease costs, which are immaterial.

(2)
ASC 842 - Leases requires disclosure of payments related to agreements with an embedded lease that are not otherwise reflected on the balance sheet. The Company's variable lease costs primarily include inventory related expenses, such as materials, labor, and overhead from manufacturing and service agreements that contain embedded leases. Variability of these costs is determined based on usage or output and may vary for other reasons such as changes in material prices.

The weighted-average remaining lease term and discount rate for lease liabilities included in the Consolidated Statements of Financial Position as of April 26, 2020, are:

April 26, 2020
Weighted Average Remaining Lease Term
Operating Leases	7.37 years
Finance Leases	8.59 years
Weighted Average Discount Rate
Operating Leases	2.29%
Finance Leases	3.57%

Supplemental cash flow and other information related to leases for the twenty-six weeks ended April 26, 2020, are:

(in thousands)	April 26, 2020
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating Cash Flows from Operating Leases	$7,258
Operating Cash Flows from Finance Leases	1,192
Financing Cash Flows from Finance Leases	4,069

ROU assets obtained in exchange for new operating lease liabilities	3,600

The maturity of the Company's lease liabilities as of April 26, 2020, are:

(in thousands)	Operating Leases(1)	Finance Leases (2)	Total
2020 (twenty-six weeks remaining)	$9,055	$5,240	$14,296
2021	12,787	10,324	23,111
2022	10,087	9,934	20,021
2023	8,428	9,738	18,166
2024	5,598	9,612	15,209
2025	3,415	8,117	11,532
2026 and beyond	18,644	21,192	39,836
Total Lease Payments	$68,015	$74,157	$142,172
Less: Imputed Interest	6,908	9,001	15,909
Present Value of Lease Liabilities	$61,107	$65,156	$126,263

(1)	Operating lease payments exclude $0.2 million of legally binding minimum lease payments for leases signed but not yet commenced.

(2)	Over the life of the lease contracts, finance lease payments include $8.7 million related to purchase options which are reasonably certain of being exercised.

NOTE M - EARNINGS PER SHARE DATA

The reported net earnings attributable to the Company were used when computing basic and diluted earnings per share.  The following table sets forth the shares used as the denominator for those computations:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	April 26, 2020	April 28, 2019	April 26, 2020	April 28, 2019
Basic Weighted-Average Shares Outstanding	538,119	535,480	536,597	534,988
Dilutive Potential Common Shares	8,254	10,850	8,997	11,736
Diluted Weighted-Average Shares Outstanding	546,373	546,330	545,594	546,724

Antidilutive Potential Common Shares	2,172	2,145	2,453	1,607

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	April 26, 2020	April 28, 2019	April 26, 2020	April 28, 2019
Sales to Unaffiliated Customers
Grocery Products	$683,250	$635,319	$1,223,876	$1,242,144
Refrigerated Foods	1,247,336	1,257,884	2,599,127	2,536,631
Jennie-O Turkey Store	343,056	305,256	673,183	626,490
International & Other	148,823	146,285	310,714	299,834
Total	$2,422,465	$2,344,744	$4,806,899	$4,705,099

Intersegment Sales
Grocery Products	$6	$—	$13	$22
Refrigerated Foods	5,248	3,273	11,051	5,451
Jennie-O Turkey Store	28,878	30,050	56,720	58,861
International & Other	—	—	—	—
Total	34,132	33,323	67,784	64,334
Intersegment Elimination	(34,132)	(33,323)	(67,784)	(64,334)
Total	$—	$—	$—	$—

Net Sales
Grocery Products	$683,256	$635,319	$1,223,889	$1,242,166
Refrigerated Foods	1,252,584	1,261,157	2,610,178	2,542,082
Jennie-O Turkey Store	371,934	335,306	729,903	685,351
International & Other	148,823	146,285	310,714	299,834
Intersegment Elimination	(34,132)	(33,323)	(67,784)	(64,334)
Total	$2,422,465	$2,344,744	$4,806,899	$4,705,099

Segment Profit
Grocery Products	$127,763	$104,499	$196,198	$199,796
Refrigerated Foods	131,431	158,088	298,775	320,681
Jennie-O Turkey Store	27,348	17,749	65,899	55,653
International & Other	23,164	14,325	43,115	39,303
Total Segment Profit	309,706	294,661	603,986	615,433
Net Unallocated Expense	23,098	(23,178)	27,297	(9,287)
Noncontrolling Interest	(119)	207	(39)	301
Earnings Before Income Taxes	$286,489	$318,046	$576,651	$625,021

Revenue has been disaggregated into the categories below to show how sales channels affect the nature, amount, timing, and uncertainty of revenue and cash flows. The amount of total revenues contributed by sales channel for the thirteen and twenty-six weeks ended April 26, 2020, and April 28, 2019, are:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	April 26, 2020	April 28, 2019	April 26, 2020	April 28, 2019
U.S. Retail	$1,455,652	$1,255,507	$2,682,082	$2,508,822
U.S. Foodservice	566,814	716,407	1,275,920	1,406,312
U.S. Deli	223,034	212,715	483,672	463,991
International	176,966	160,115	365,226	325,974
Total	$2,422,465	$2,344,744	$4,806,899	$4,705,099

The shift in revenues from the U.S. Foodservice to U.S. Retail channel in the thirteen weeks ended April 26, 2020, was driven by the COVID-19 pandemic and subsequent shelter-in-place restrictions.

The Company’s products primarily consist of meat and other food products. The amount of total revenues contributed by classes of similar products for the thirteen and twenty-six weeks ended April 26, 2020, and April 28, 2019, are:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	April 26, 2020	April 28, 2019	April 26, 2020	April 28, 2019
Perishable	$1,250,330	$1,317,455	$2,650,525	$2,658,607
Shelf-stable	619,353	444,831	1,070,058	881,728
Poultry	482,959	427,663	942,041	869,055
Miscellaneous	69,823	154,795	144,275	295,709
Total	$2,422,465	$2,344,744	$4,806,899	$4,705,099

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

The Company reported net earnings per diluted share of $0.42 for the second quarter of fiscal 2020, compared to $0.52 per diluted share in the second quarter of fiscal 2019. Significant factors impacting the quarter were:

•
Due to the impact of the COVID-19 pandemic and subsequent shelter-in-place restrictions, the Company experienced significant demand shifts from its foodservice business to its retail business. The Company also experienced operational interruptions as its manufacturing facilities and suppliers were impacted by COVID-19.

•	Segment profit increased due to strong growth from Grocery Products, Jennie-O Turkey Store, and International & Other more than offsetting a decline in Refrigerated Foods.

•	Net earnings decreased due primarily to one-time gains resulting from the CytoSport divestiture last year and losses on investments during the quarter.

•	Grocery Products profit increased significantly due to higher sales and an improved mix across the portfolio.

•	Jennie-O Turkey Store segment profit increased due to higher sales and improved plant and live production performance.

•	International & Other profit increased as higher branded export margins and income from affiliates more than offset weaker results in China and lower fresh pork export margins.

•
Refrigerated Foods segment profit decreased as improved results from many branded retail products were more than offset by the adverse profit impact from significantly lower foodservice sales and higher operational costs.

•	Year-to-date cash flow from operations was $548.3 million, up 50 percent compared to last year due to lower levels of inventory and accounts receivable.

•	The Company acquired Sadler's Smokehouse for $268.9 million during the quarter. The transaction closed on March 2, 2020.

Response to COVID-19

The Company is committed to making the necessary investments to keep its team members safe. Enhanced safety procedures have been implemented across the Company's facilities, including providing personal protective equipment for all production team members, frequent disinfecting of high-touch areas, reconfiguration of common areas and workstations, temperature and wellness screenings, revised shift scheduling, reducing production line speeds, new guidelines on carpooling, more extensive social distancing measures throughout each facility and where possible, providing remote work opportunities and facilitating access to rapid testing for employees. The Company has also announced over $11 million in bonuses to all full- and part-time plant production team members.

Consolidated Results

Volume, Net Sales, Earnings, and Diluted Earnings per Share

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
(in thousands, except per share amounts)	April 26, 2020	April 28, 2019	% Change	April 26, 2020	April 28, 2019	% Change
Volume (lbs.)	1,233,072	1,180,007	4.5	2,420,059	2,376,900	1.8
Organic Volume (1)	1,229,343	1,143,879	7.5	2,416,329	2,304,939	4.8
Net Sales	$2,422,465	$2,344,744	3.3	$4,806,899	$4,705,099	2.2
Organic Net Sales (1)	2,400,855	2,275,422	5.5	4,785,289	4,570,623	4.7
Earnings Before Income Taxes	286,489	318,046	(9.9)	576,651	625,021	(7.7)
Net Earnings Attributable to Hormel Foods Corporation	227,734	282,429	(19.4)	470,606	523,854	(10.2)
Diluted Earnings per Share	0.42	0.52	(19.2)	0.86	0.96	(10.4)
Adjusted Earnings Before Income Taxes (1)	286,489	301,577	(5.0)	576,651	608,552	(5.2)
Adjusted Diluted Earnings Per Share (1)	0.42	0.46	(8.7)	0.86	0.90	(4.4)

(1)The non-GAAP adjusted financial measurements of adjusted earnings before income taxes (adjusted pretax earnings) and adjusted diluted earnings per share are presented to provide investors with additional information to facilitate the comparison of past and present operations. Adjusted earnings per share excludes the one-time gain associated with the divestiture of the CytoSport business in the second quarter of fiscal 2019, which was recognized in net unallocated expense and provision for income taxes. The tax benefit was driven by the sale of shares of the CytoSport legal entity.

The non-GAAP adjusted financial measurements of organic net sales and organic volume are presented to provide investors with additional information to facilitate the comparison of past and present operations. Organic net sales and organic volume are defined as net sales and volume, excluding the impact of acquisitions and divestitures. Organic net sales and organic volume exclude the impacts of the Sadler's Smokehouse acquisition (March 2020) in the Refrigerated Foods segment and the CytoSport divestiture (April 2019) in the Grocery Products and International & Other segments.

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

The tables below show the calculations to reconcile from the GAAP measures to the non-GAAP adjusted measures.

RECONCILIATION OF NON-GAAP MEASURES
(in thousands)

ADJUSTED EARNINGS (NON-GAAP)

	Thirteen Weeks Ended
	April 26, 2020	April 28, 2019
	GAAP Earnings	GAAP Earnings	Gain on CytoSport Sale	Non-GAAP Adjusted Earnings	% Change
Total Segment Profit	$309,706	$294,661	$—	$294,661	5.1
Net Unallocated Expense	23,098	(23,178)	16,469	(6,709)	(444.3)
Noncontrolling Interest	(119)	207	—	207	(157.5)
Earnings Before Income Taxes	$286,489	$318,046	$(16,469)	$301,577	(5.0)
Provision for Income Taxes	58,873	35,410	16,972	52,382	12.4
Net Earnings	$227,615	$282,636	$(33,441)	$249,195	(8.7)
Less: Net Earnings Attributable to Noncontrolling Interest	(119)	207	—	207	(157.5)
Net Earnings Attributable to Hormel Foods Corporation	$227,734	$282,429	$(33,441)	$248,988	(8.5)

Diluted Earnings Per Share	$0.42	$0.52	$(0.06)	$0.46	(8.7)

	Twenty-Six Weeks Ended
	April 26, 2020	April 28, 2019
	GAAP Earnings	GAAP Earnings	Gain on CytoSport Sale	Non-GAAP Adjusted Earnings	% Change
Total Segment Profit	$603,986	$615,433	$—	$615,433	(1.9)
Net Unallocated Expense	27,297	(9,287)	16,469	7,182	280.1
Noncontrolling Interest	(39)	301	—	301	(113.0)
Earnings Before Income Taxes	$576,651	$625,021	$(16,469)	$608,552	(5.2)
Provision for Income Taxes	106,083	100,866	16,972	117,838	(10.0)
Net Earnings	$470,568	$524,155	$(33,441)	$490,714	(4.1)
Less: Net Earnings Attributable to Noncontrolling Interest	(39)	301	—	301	(113.0)
Net Earnings Attributable to Hormel Foods Corporation	$470,606	$523,854	$(33,441)	$490,413	(4.0)

Diluted Earnings Per Share	$0.86	$0.96	$(0.06)	$0.90	(4.4)

ORGANIC VOLUME AND NET SALES (NON-GAAP)

	Thirteen Weeks Ended
	April 26, 2020			April 28, 2019
(in thousands)	Reported GAAP	Acquisitions	Organic (Non-GAAP)	Reported GAAP	Divestitures	Organic (Non-GAAP)	Organic % Change
Volume (lbs.)
Grocery Products	363,703	—	363,703	340,602	(35,103)	305,499	19.1
Refrigerated Foods	576,543	(3,730)	572,813	578,795	—	578,795	(1.0)
Jennie-O Turkey Store	209,477	—	209,477	175,611	—	175,611	19.3
International & Other	83,350	—	83,350	84,999	(1,025)	83,974	(0.7)
Total Volume	1,233,072	(3,730)	1,229,343	1,180,007	(36,128)	1,143,879	7.5

Net Sales
Grocery Products	$683,250	$—	$683,250	$635,319	$(67,415)	$567,904	20.3
Refrigerated Foods	1,247,336	(21,610)	1,225,726	1,257,884	—	1,257,884	(2.6)
Jennie-O Turkey Store	343,056	—	343,056	305,256	—	305,256	12.4
International & Other	148,823	—	148,823	146,285	(1,907)	144,378	3.1
Total Net Sales	$2,422,465	$(21,610)	$2,400,855	$2,344,744	$(69,322)	$2,275,422	5.5

	Twenty-Six Weeks Ended
	April 26, 2020			April 28, 2019
(in thousands)	Reported GAAP	Acquisitions	Organic (Non-GAAP)	Reported GAAP	Divestitures	Organic (Non-GAAP)	Organic % Change
Volume (lbs.)
Grocery Products	656,621	—	656,621	679,345	(69,910)	609,435	7.7
Refrigerated Foods	1,182,152	(3,730)	1,178,422	1,168,151	—	1,168,151	0.9
Jennie-O Turkey Store	406,676	—	406,676	357,770	—	357,770	13.7
International & Other	174,610	—	174,610	171,634	(2,052)	169,583	3.0
Total Volume	2,420,059	(3,730)	2,416,329	2,376,900	(71,962)	2,304,939	4.8

Net Sales
Grocery Products	$1,223,876	$—	$1,223,876	$1,242,144	$(130,588)	$1,111,556	10.1
Refrigerated Foods	2,599,127	(21,610)	2,577,516	2,536,631	—	2,536,631	1.6
Jennie-O Turkey Store	673,183	—	673,183	626,490	—	626,490	7.5
International & Other	310,714	—	310,714	299,834	(3,889)	295,946	5.0
Total Net Sales	$4,806,899	$(21,610)	$4,785,289	$4,705,099	$(134,477)	$4,570,623	4.7

Net Sales

The increase in net sales for the second quarter of fiscal 2020 was primarily related to higher branded retail sales across the enterprise and higher sales of commodity items in Jennie-O Turkey Store and Refrigerated Foods. These increases more than offset significantly lower foodservice sales and the impact from the CytoSport divestiture last year. Due to shelter-in-place orders and restaurant closures across the country during the quarter, consumer shopping patterns dramatically shifted away from foodservice toward the retail channel.

For the first six months of fiscal 2020, the increase in net sales was attributed to higher branded retail sales in Grocery Products and Refrigerated Foods and higher commodity sales in Jennie-O Turkey Store and Refrigerated Foods. These increases more than offset lower foodservice sales in Refrigerated Foods and Jennie-O Turkey Store and the impact from the CytoSport divestiture last year.

Cost of Products Sold

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
(in thousands)	April 26, 2020	April 28, 2019	% Change	April 26, 2020	April 28, 2019	% Change
Cost of Products Sold	$1,945,113	$1,875,595	3.7	$3,861,127	$3,747,616	3.0

Cost of products sold for the second quarter increased driven by higher sales and approximately $20 million of higher operational costs related to the COVID-19 pandemic.

Cost of products sold for the first six months of fiscal 2020 increased primarily due to higher sales.

The Company expects to absorb another $60-$80 million in COVID-19 related operational costs in the second half of the year, weighted primarily to the third quarter. The majority of the increased costs are expected to be temporary.

Gross Profit

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
(in thousands)	April 26, 2020	April 28, 2019	% Change	April 26, 2020	April 28, 2019	% Change
Gross Profit	$477,352	$469,149	1.7	$945,773	$957,483	(1.2)
Percentage of Net Sales	19.7%	20.0%		19.7%	20.3%

Gross profit as a percentage of net sales declined for the second quarter. The primary driver of the decline was sales mix due to lower enterprise-wide foodservice sales and higher operational costs related to the impact of the COVID-19 pandemic. Offsetting some of this impact was improved mix within the Grocery Products segment due to strong demand for branded retail items.

For the first six months of fiscal 2020, gross profit as a percentage of net sales declined due to the mix impact from lower foodservice sales across the Company, higher pork and beef raw material costs during the first quarter and higher operational costs due to the impact of the COVID-19 pandemic.

Looking ahead to the third quarter of fiscal 2020, the Company expects to be negatively impacted by operational interruptions, record high input costs, lower foodservice demand and higher operating costs related to the COVID-19 pandemic. The Company expects continued strength from branded, value-added retail products to offset a portion of these impacts.

Selling, General and Administrative (SG&A)

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
(in thousands)	April 26, 2020	April 28, 2019	% Change	April 26, 2020	April 28, 2019	% Change
SG&A	$193,912	$170,076	14.0	$389,433	$363,620	7.1
Percentage of Net Sales	8.0%	7.3%		8.1%	7.7%

For the second quarter, SG&A expenses increased primarily due to the inclusion of a one-time gain resulting from the CytoSport divestiture in fiscal 2019. For the first six months of fiscal 2020, SG&A expenses increased as fiscal 2019 benefited from both the one-time gain from the divestiture of CytoSport and a legal settlement.

Advertising investments in the second quarter were even with the prior year but declined for the first half of fiscal 2020 due to the divestiture of CytoSport.

Equity in Earnings of Affiliates

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
(in thousands)	April 26, 2020	April 28, 2019	% Change	April 26, 2020	April 28, 2019	% Change
Equity in Earnings of Affiliates	$10,021	$13,291	(24.6)	$17,608	$24,749	(28.9)

The decline in equity in earnings of affiliates for the second quarter was attributed to weak foodservice demand and higher operational costs from a temporary plant closure at MegaMex due to the effects of the COVID-19 pandemic.

For the first six months of fiscal 2020, equity in earnings of affiliates declined due to lower earnings for MegaMex.

Effective Tax Rate

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	April 26, 2020	April 28, 2019	April 26, 2020	April 28, 2019
Effective Tax Rate	20.6%	11.1%	18.4%	16.1%

The lower effective tax rate in fiscal 2019 was due to the benefit of the tax gain from the CytoSport divestiture. For further information, refer to Note I - Income Taxes.

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

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
(in thousands)	April 26, 2020	April 28, 2019	% Change	April 26, 2020	April 28, 2019	% Change
Net Sales
Grocery Products	$683,250	$635,319	7.5	$1,223,876	$1,242,144	(1.5)
Refrigerated Foods	1,247,336	1,257,884	(0.8)	2,599,127	2,536,631	2.5
Jennie-O Turkey Store	343,056	305,256	12.4	673,183	626,490	7.5
International & Other	148,823	146,285	1.7	310,714	299,834	3.6
Total	$2,422,465	$2,344,744	3.3	$4,806,899	$4,705,099	2.2

Segment Profit
Grocery Products	$127,763	$104,499	22.3	$196,198	$199,796	(1.8)
Refrigerated Foods	131,431	158,088	(16.9)	298,775	320,681	(6.8)
Jennie-O Turkey Store	27,348	17,749	54.1	65,899	55,653	18.4
International & Other	23,164	14,325	61.7	43,115	39,303	9.7
Total Segment Profit	309,706	294,661	5.1	603,986	615,433	(1.9)
Net Unallocated Expense	23,098	(23,178)	(199.7)	27,297	(9,287)	(393.9)
Noncontrolling Interest	(119)	207	(157.5)	(39)	301	(113.0)
Earnings Before Income Taxes	$286,489	$318,046	(9.9)	$576,651	$625,021	(7.7)

Grocery Products

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
(in thousands)	April 26, 2020	April 28, 2019	% Change	April 26, 2020	April 28, 2019	% Change
Volume (lbs.)	363,703	340,602	6.8	656,621	679,345	(3.3)
Net Sales	$683,250	$635,319	7.5	$1,223,876	$1,242,144	(1.5)
Segment Profit	127,763	104,499	22.3	196,198	199,796	(1.8)

Net sales for the second quarter increased as a result of higher consumer demand for branded retail products, driven by growth from products such as the SPAM® family of products, Skippy® peanut butter, Hormel® chili and Hormel® Compleats® microwave meals. These gains more than offset the impact from the CytoSport divestiture in fiscal 2019. For the first six months of fiscal 2020, net sales declined as growth from many center store brands did not fully offset the impact from the CytoSport divestiture last year.

For the second quarter, segment profit increased due to higher sales and an improved mix across the portfolio. Segment profit decreased for the first six months of fiscal 2020 due primarily to the divestiture of CytoSport last year. Grocery Products also benefited from a legal settlement in fiscal 2019.

The Company anticipates continued strong demand for its branded retail items in the third quarter. Profits may be impacted by higher beef and pork trim prices due to lower supplies from operational disruptions in the industry.

Refrigerated Foods

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
(in thousands)	April 26, 2020	April 28, 2019	% Change	April 26, 2020	April 28, 2019	% Change
Volume (lbs.)	576,543	578,795	(0.4)	1,182,152	1,168,151	1.2
Net Sales	$1,247,336	$1,257,884	(0.8)	$2,599,127	$2,536,631	2.5
Segment Profit	131,431	158,088	(16.9)	298,775	320,681	(6.8)

Second quarter net sales declined as strong branded retail and deli products sales, commodity sales and the Sadler's Smokehouse acquisition did not fully offset a dramatic decline in foodservice sales due to the effect of the COVID-19 pandemic. For the first six months of fiscal 2020, net sales increases from branded retail products and commodity sales more than offset declines in foodservice sales.

Refrigerated Foods segment profit declined for the second quarter, as improved results from products such as Hormel® Black Label® bacon, Applegate® natural and organic meats, Columbus® charcuterie, Hormel® pepperoni and Lloyd's® barbecue meats were more than offset by the adverse profit impact from significantly lower foodservice sales and higher operational costs. Segment profit declined for the first six months of fiscal 2020 primarily due to lower foodservice sales and earnings.

Looking ahead to the third quarter, Refrigerated Foods is expected to be negatively impacted by higher input costs, lower foodservice demand and higher operating costs. These costs are primarily related to lower production volumes, the cost of enhanced safety measures in the Company's production facilities, and special employee bonuses.

Jennie-O Turkey Store

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
(in thousands)	April 26, 2020	April 28, 2019	% Change	April 26, 2020	April 28, 2019	% Change
Volume (lbs.)	209,477	175,611	19.3	406,676	357,770	13.7
Net Sales	$343,056	$305,256	12.4	$673,183	$626,490	7.5
Segment Profit	27,348	17,749	54.1	65,899	55,653	18.4

For the second quarter and first six months of fiscal 2020, improved commodity, retail and whole-bird sales more than offset a decline in foodservice sales due to the COVID-19 pandemic.

Segment profit for the second quarter and first six months of fiscal 2020 increased due to higher sales and improved plant and live production performance.

Jennie-O Turkey Store anticipates being negatively impacted by operational interruptions during the third quarter.

International & Other

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
(in thousands)	April 26, 2020	April 28, 2019	% Change	April 26, 2020	April 28, 2019	% Change
Volume (lbs.)	83,350	84,999	(1.9)	174,610	171,634	1.7
Net Sales	$148,823	$146,285	1.7	$310,714	$299,834	3.6
Segment Profit	23,164	14,325	61.7	43,115	39,303	9.7

Sales for the second quarter increased as strong global demand for SPAM® luncheon meat and other branded exports overcame softer foodservice sales, especially in China. For the first six months of fiscal 2020, net sales increased due to higher branded and fresh pork export volume.

Segment profit for the second quarter increased as higher branded export margins and income from affiliates more than offset weaker results in China and lower fresh pork export margins. Segment profit for the first six months of fiscal 2020 increased due to improved results from branded exports and higher income from affiliates.

International & Other expects continued strong demand for branded exports and retail items in China. Higher input costs in China and Brazil are expected to negatively impact results.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	April 26, 2020	April 28, 2019	April 26, 2020	April 28, 2019
Net Unallocated Expense	$23,098	$(23,178)	$27,297	$(9,287)
Net Earnings (Loss) Attributable to Noncontrolling Interest	(119)	207	(39)	301

Net unallocated expense increased significantly for the second quarter and first six months of fiscal 2020 due primarily to the one-time gain from the CytoSport divestiture last year and losses on investments.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 27, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $606.1 million at the end of the second quarter of fiscal 2020 compared to $639.3 million at the end of the comparable fiscal 2019 period.

Cash provided by operating activities was $548.3 million in the first twenty-six weeks of fiscal 2020 compared to $365.6 million in the same period of fiscal 2019.  Lower levels of inventory and accounts receivable drove the majority of the increase. Cash flows from operating activities continue to provide the Company with its principal source of liquidity.  The COVID-19 pandemic has caused supply chain disruptions, market volatility and a shift in consumer behavior. The Company believes its balanced business model and strong balance sheet make it well-positioned to weather the pandemic.

Cash used in investing activities was $423.1 million in the first twenty-six weeks of fiscal 2020 compared to cash provided by investing activities of $424.8 million in the same period of fiscal 2019.  In the second quarter of 2020, the Company acquired Sadler's Smokehouse for $268.9 million. In fiscal 2019, the Company received proceeds of $473.9 million for the sale of CytoSport. Capital expenditures in the first twenty-six weeks of fiscal 2020 increased to $138.6 million from $87.6 million in the comparable period of fiscal 2019.  The Company estimates its fiscal 2020 capital expenditures to be approximately $340.0 million.  Key projects for the year include an expansion of the Company's Burke Corporation pizza-toppings facility in Nevada, Iowa; a new dry sausage production facility in Nebraska; Project Orion; and other projects to support growth of branded products.

Cash used in financing activities was $188.7 million in the first twenty-six weeks of fiscal 2020 compared to $610.5 million in the same period of fiscal 2019. The Company repurchased $12.4 shares of common stock in the first twenty-six weeks of fiscal 2020 compared to $67.6 million repurchased during the same period of the prior year.  In the first twenty-six weeks of fiscal 2019, the Company repaid $374.8 million of debt related to the purchase of Columbus. For additional information pertaining to the Company’s share repurchase plans or programs, see Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

Cash dividends paid to the Company’s shareholders continue to be an ongoing financing activity for the Company.  Dividends paid in the first twenty-six weeks of fiscal 2020 were $236.8 million compared to $212.3 million in the comparable period of fiscal 2019.  For fiscal 2020, the annual dividend rate was increased to $0.93 per share, representing the 54th consecutive annual dividend increase.  The Company has paid dividends for 367 consecutive quarters and expects to continue doing so.

The Company is required by certain covenants in its debt agreements to maintain specified levels of financial ratios and financial position.  At the end of the second quarter of fiscal 2020, the Company was in compliance with all of these debt covenants. The Company recently renewed its shelf registration statement and will be looking at near-term opportunities to access the debt capital markets to refinance existing debt maturing in April 2021 and to maintain ample liquidity at favorable interest rates.

In light of the COVID-19 pandemic, the Company remains confident in its ability to meet its cash flow needs and remains dedicated to returning excess cash flow to shareholders through dividend payments.  Top priorities for the Company include reinvestments to ensure employee and food safety.  Growing the business through innovation and evaluating opportunities for strategic acquisitions remain a focus for the Company.  Capital spending to enhance and expand current operations will also be a significant cash outflow for fiscal 2020.

Contractual Obligations and Commercial Commitments

The Company records income taxes in accordance with the provisions of ASC 740, Income Taxes. The Company is unable to determine its contractual obligations by year related to this pronouncement, as the ultimate amount or timing of settlement of its reserves for income taxes cannot be reasonably estimated. The total liability for unrecognized tax benefits, including interest and penalties, at April 26, 2020, was $24.0 million.

There have been no other material changes to the information regarding the Company’s future contractual financial obligations previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 27, 2019.

Off-Balance Sheet Arrangements

As of April 26, 2020, and October 27, 2019, the Company had $46.5 million and $44.8 million, respectively, of standby letters of credit issued on its behalf.  The standby letters of credit are primarily related to the Company’s self-insured workers compensation programs.  This amount includes $2.7 million as of April 26, 2020, and October 27, 2019, of revocable standby letters of credit for obligations of an affiliated party that may arise under workers compensation claims.  Letters of credit are not reflected in the Company’s Consolidated Statements of Financial Position.

Trademarks

References to the Company’s brands or products in italics within this report represent valuable trademarks owned or licensed by Hormel Foods, LLC or other subsidiaries of Hormel Foods Corporation.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates, judgments, and assumptions that can have a meaningful impact on the reporting of consolidated financial statements. Critical accounting policies are defined as those reflective of significant judgments, estimates, and uncertainties, which may result in materially different results under different assumptions and conditions. The Company has considered the impact of COVID-19 and determined there have been no material changes in the Company’s Critical Accounting Policies as disclosed in its Annual Report on Form 10-K for the fiscal year ended October 27, 2019. As conditions resulting from the COVID-19 pandemic evolve, the Company expects these judgments and estimates may be subject to change, which could materially impact future periods.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Hog Markets:  The Company’s earnings are affected by fluctuations in the live hog market.  To minimize the impact on earnings, and to ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 10 years.  Hogs purchased under contract accounted for 94 percent and 96 percent of the total hogs purchased by the Company during the first twenty-six weeks of fiscal years 2020 and 2019, respectively.  The majority of these contracts use market-based formulas based on hog futures, hog primal values, or industry reported hog markets.  Other contracts use a formula based on the cost of production, which can fluctuate independently from hog markets.  The Company’s value-added branded portfolio helps mitigate changes in hog and pork market prices.  Therefore, a hypothetical 10 percent change in the cash hog market would have had an immaterial effect on the Company’s results of operations.

The Company utilizes a hedge program to reduce exposure and offset the fluctuations in the Company's future direct hog purchases. The program utilizes lean hog futures which are accounted for under cash flow hedge accounting. The fair value of the Company's open futures contracts in this program as of April 26, 2020 was $(24.4) million (before tax) compared to $5.8 million (before tax) as of October 27, 2019. The Company measures its market risk exposure on its lean hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for lean hogs. A 10 percent decrease in the market price for lean hogs would have negatively impacted the fair value of the Company's April 26, 2020, open lean hog contracts by $9.0 million, which in turn would lower the Company's future cost on purchased hogs by a similar amount.

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

The Company’s utilizes a hedge program to reduce exposure and offset the fluctuation in the Company's future direct grain purchases.  This program utilizes corn futures for Jennie-O Turkey Store, and these contracts are accounted for under cash flow hedge accounting.  The fair value of the Company’s open futures contracts as of April 26, 2020, was $(13.4) million (before tax) compared to $(2.2) million (before tax) as of October 27, 2019.  The Company measures its market risk exposure on its grain futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain.  A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s April 26, 2020, open grain contracts by $6.7 million, which in turn would lower the Company’s future cost on purchased grain by a similar amount.

Other Input Costs: The costs of raw materials, packaging materials, freight, fuel, and energy may cause the Company's results to fluctuate significantly. To manage input cost volatility, the Company pursues cost saving measures, forward pricing, derivatives, and pricing actions when necessary.

Investments:  The Company has corporate-owned life insurance policies classified as trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans.  As of April 26, 2020, the balance of these securities totaled $159.2 million compared to $157.5 million as of October 27, 2019.  A majority of these securities represent fixed income funds.  The Company is subject to market risk due to fluctuations in the value of the remaining investments, as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis.  A 10 percent decline in the value of the investments not held in fixed income funds would have a negative impact to the Company’s pretax earnings of approximately $7.1 million, while a 10 percent increase in value would have a positive impact of the same amount.

International Assets:  The fair values of certain Company assets are subject to fluctuations in foreign currencies. The Company's net asset position in foreign currencies as of April 26, 2020 was $534.3 million, compared to $543.8 million as of October 27, 2019, with most of the exposure existing in Chinese yuan and Brazilian real. Changes in currency exchange rates impact the fair values of the Company assets either currently through the Consolidated Statements of Operations within Interest and Investment Income or through the Consolidated Statements of Financial Position within Accumulated Other Comprehensive Loss.

The Company measures its foreign currency exchange risk by using a 10 percent sensitivity analysis on the Company's primary foreign net asset position, the Chinese yuan and Brazilian real, as of April 26, 2020. A 10 percent strengthening in the value of the Chinese yuan relative to the U.S. dollar would result in other comprehensive income of approximately $33.4 million pretax. A

10 percent weakening in the value of the Chinese yuan relative to the U.S. dollar would result in other comprehensive loss of approximately $27.3 million pretax. A 10 percent strengthening in the value of the Brazilian real relative to the U.S. dollar would result in other comprehensive income of approximately $11.2 million pretax. A 10 percent weakening in the value of the Brazilian real relative to the U.S. dollar would result in other comprehensive loss of approximately $9.2 million pretax.

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
The Company is in the midst of a multi-year transformation project (Project Orion) to achieve better analytics, customer service, and process efficiencies through the use of Oracle Cloud Solutions. During the first quarter of fiscal year 2020, the Company completed the implementation of certain human resources and payroll solutions. Additional phases will be implemented over the next several years. Emphasis has been on the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities throughout development and deployment of all phases. The Company evaluated and concluded the first phase of Project Orion has not materially affected the Company's internal control over financial reporting. Based on this evaluation there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the first twenty-six weeks of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company will continue to evaluate as additional phases are deployed.

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

The uncertain and rapidly changing COVID-19 pandemic could adversely affect the Company’s business, financial condition and results of operations.

The ongoing COVID-19 global pandemic has had, and will likely continue to have, negative impacts across many of the Company's business units and facilities. The Company's operations and business have been impacted directly and indirectly by various government actions taken to stop or slow the spread of COVID-19, including travel restrictions, border shutdowns, stay-at-home and shelter-in-place orders, shutdowns of non-essential businesses, and emergency declarations.

The near and long term impacts of COVID-19 are unknown and impossible to predict with any level of certainty. At this time, the following potential risk factors arising from COVID-19 pandemic, have had and/or may continue to cause one or more of the following impacts on the Company's operations:

•
One or more of the Company's manufacturing facilities may be shutdown or have their operations significantly impacted due to employee illnesses, increased absenteeism, and/or actions by government agencies. Capital projects may be delayed as additional capacity is no longer currently needed. The Company's co-manufacturers and material suppliers may face similar impacts.

•	Regulatory restrictions and measures taken at the Company's facilities to prevent or slowdown the spread of COVID-19 may impact facilities’ efficiency.

•
Operating costs may increase as measures are put in place to prevent or slowdown the spread of COVID-19, such as facility improvements, employee testing, short term disability policies, and manufacturing employee bonus payments.

•	Any new or additional measures required by national, state or local governments to combat COVID-19 may similarly add additional operational costs.

•
Ongoing closure or reduced operations at foodservice establishments may impact results for the Company's foodservice business. Bankruptcy filings and/or delinquent payments from foodservice industry or other customers may negatively impact cash flow.

•	A national and/or global economic downturn may impact consumer purchase behavior, such as reduced foodservice volume, lower volume in premium brands, and potential loss of business to private label.

•	It may become more difficult and/or expensive to obtain debt or equity financing necessary to sustain the Company's operations, make capital expenditures, and/or finance future acquisitions.

•	The Company may face litigation by stockholders, employees, suppliers, customers, consumers, and others relating to COVID-19 and its effects.

•
The Company relies on its dedicated employees, many of whom have a long tenure with the Company. Operations may be negatively impacted if members of the Company's leadership team, or other key employees, become ill with COVID-19 or otherwise terminate their employment as a result of COVID-19. Further, the Company may face challenges hiring, onboarding, and training new employees, including leadership, which may impact results. The Company may also face operational challenges if government quarantine orders restrict movement of employees.

•	It is possible that the COVID-19 pandemic could negatively affect the Company's labor relations or labor costs.

•
In accordance with recommendations to reduce large gatherings and increase social distancing, many of the Company's office-based employees are working remotely, which may bring additional information technology and data security risks.

•
Supply chain disruptions of various types arising from COVID-19 may impact the Company's ability to make products, the cost for such products, and the ability to deliver products to customers. Closure or reduced operations of material suppliers could result in shortages of key raw materials, as well as impact prices for those materials. The volatility in the market for raw material and supplies could impact the Company's profitability.

•
National, state, and local government orders closing or limiting operation of borders and ports, or imposing quarantine, could impact the Company's ability to obtain raw materials and to deliver finished goods to customers.

•	COVID-19 has wide-reaching impacts to society and the business making all decisions, interactions, and transactions significantly more complex.

•
The Company is committed to being transparent through communications to inform shareholders, employees, customers, consumers, and others about the enhanced safety protocols implemented. The Company must keep pace with a rapidly changing media environment. If the Company's public relations efforts are not effective or if consumers perceive them to be irresponsible, the Company's competitive position, reputation, and market share may suffer.

The Company has already seen many of these risks materialize and impact the business, but is unable to predict the ultimate extent of these impacts or the effects they will have on the Company’s business, financial condition, and results of operations. The COVID-19 pandemic is an unprecedented situation and the Company's understanding of its impacts are changing and evolving on a weekly if not daily basis. The additional risk factors identified here are based upon information known at this time. The COVID-19 pandemic may adversely impact the Company's operations in one or more ways not identified to date.

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

The live hog industry has evolved to large, vertically-integrated operations using long-term supply agreements. Typically, this results in fewer hogs being available on the cash spot market. Consequently, the Company uses long-term supply contracts based on market-based formulas or the cost of production to ensure a stable supply of raw materials while minimizing extreme fluctuations in costs over the long-term. This may result, in the short-term, in higher live hog costs compared to the cash spot market depending on the relationship of the cash spot market to contract prices. Market-based pricing on certain product lines, and lead time required to implement pricing adjustments, may prevent all or part of these cost increases from being recovered, and these higher costs could adversely affect our short-term financial results.

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

As of April 26, 2020, the Company had approximately 18,700 employees worldwide, of which approximately 3,230 were represented by labor unions, principally the United Food and Commercial Workers Union. A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities or contracted hog processing facilities resulting in work slowdowns or stoppages could harm the Company’s financial results.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities in the Thirteen Weeks Ended April 26, 2020
Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs[1]
January 27, 2020 - March 1, 2020	—	—	—	4,758,235
March 2, 2020 - March 29, 2020	—	—	—	4,758,235
March 30, 2020 - April 26, 2020	301,915	$40.94	301,915	4,456,320
Total	301,915	$40.94	301,915

1On January 29, 2013, the Company's Board of Directors authorized the repurchase of 10,000,000 shares of its common stock with no expiration date.  On January 26, 2016, the Board of Directors approved a two-for-one split of the Company’s common stock to be effective January 27, 2016.  As part of the stock split resolution, the number of shares remaining to be repurchased was adjusted proportionately.

Item 6.  EXHIBITS

31.1	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended April 26, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Investment, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended April 26, 2020, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORMEL FOODS CORPORATION
(Registrant)

Date: June 2, 2020	By	/s/ JAMES N. SHEEHAN
JAMES N. SHEEHAN
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: June 2, 2020	By	/s/ JANA L. HAYNES
JANA L. HAYNES
Vice President and Controller
(Principal Accounting Officer)