Form 10-Q
period 2020-07-26
HORMEL FOODS CORP /DE/
filed 2020-09-01
CIK 48465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 26, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 30, 2020
Common Stock	$.01465	par value	539,607,988
Common Stock Non-Voting	$.01	par value	0

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
In thousands, except share and per share amounts

	July 26, 2020	October 27, 2019
	Unaudited
Assets
Current Assets
Cash and Cash Equivalents	$1,729,368	$672,901
Short-term Marketable Securities	17,564	14,736
Accounts Receivable	648,991	574,396
Inventories	982,355	1,042,362
Income Taxes Receivable	572	19,924
Prepaid Expenses	16,968	22,637
Other Current Assets	13,956	14,457
Total Current Assets	3,409,774	2,361,413

Goodwill	2,615,690	2,481,645

Other Intangibles	1,080,546	1,033,862

Pension Assets	153,865	135,915

Investments In and Receivables From Affiliates	298,638	289,157

Other Assets	241,947	177,901

Property, Plant and Equipment
Land	54,971	49,758
Buildings	1,152,620	1,083,902
Equipment	2,045,238	1,965,478
Construction in Progress	384,052	256,190
Less: Allowance for Depreciation	(1,836,869)	(1,726,217)
Net Property, Plant and Equipment	1,800,012	1,629,111

Total Assets	$9,600,472	$8,109,004

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
In thousands, except share and per share amounts

	July 26, 2020	October 27, 2019
	Unaudited
Liabilities and Shareholders' Investment
Current Liabilities
Accounts Payable	$537,535	$590,033
Accrued Expenses	61,079	62,031
Accrued Workers Compensation	28,305	24,272
Accrued Marketing Expenses	147,071	96,305
Employee Related Expenses	214,394	213,515
Taxes Payable	49,731	6,208
Interest and Dividends Payable	130,248	112,685
Current Maturities of Long-term Debt	258,688	—
Total Current Liabilities	1,427,051	1,105,049

Long-term Debt - Less Current Maturities	1,046,821	250,000

Pension and Post-retirement Benefits	545,988	536,490

Other Long-term Liabilities	138,543	115,356

Deferred Income Taxes	170,322	176,574

Shareholders' Investment
Preferred Stock, Par Value $.01 a Share–
Authorized 160,000,000 Shares; Issued–None
Common Stock, Non-voting, Par Value $.01 a Share–
Authorized 400,000,000 Shares; Issued–None
Common Stock, Par Value $.01465 a Share–	7,902	7,830
Authorized 1,600,000,000 Shares;
Shares Issued as of July 26, 2020: 539,387,013
Shares Issued as of October 27, 2019: 534,488,746
Additional Paid-in Capital	276,592	184,921
Accumulated Other Comprehensive Loss	(431,882)	(399,500)
Retained Earnings	6,414,813	6,128,207
Hormel Foods Corporation Shareholders' Investment	6,267,425	5,921,458
Noncontrolling Interest	4,322	4,077
Total Shareholders' Investment	6,271,747	5,925,535

Total Liabilities and Shareholders' Investment	$9,600,472	$8,109,004

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except per share amounts
Unaudited

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	July 26, 2020	July 28, 2019	July 26, 2020	July 28, 2019
Net Sales	$2,381,457	$2,290,705	$7,188,357	$6,995,804
Cost of Products Sold	1,959,032	1,857,263	5,820,158	5,604,879
Gross Profit	422,426	433,442	1,368,198	1,390,925

Selling, General and Administrative	181,085	180,169	570,518	543,789
Equity in Earnings of Affiliates	8,235	3,384	25,843	28,133

Operating Income	249,576	256,657	823,523	875,269

Other Income and Expense:
Interest and Investment Income (Expense)	15,513	7,556	25,289	25,727
Interest Expense	(5,724)	(3,213)	(12,798)	(14,975)

Earnings Before Income Taxes	259,364	261,000	836,014	886,021

Provision for Income Taxes	56,103	61,573	162,186	162,439

Net Earnings	203,260	199,427	673,828	723,582
Less: Net Earnings (Loss) Attributable to Noncontrolling Interest	141	(22)	103	279
Net Earnings Attributable to Hormel Foods Corporation	$203,119	$199,449	$673,726	$723,303

Net Earnings Per Share
Basic	$0.38	$0.37	$1.25	$1.35
Diluted	$0.37	$0.37	$1.23	$1.33

Weighted-average Shares Outstanding
Basic	539,108	534,188	537,434	534,721
Diluted	547,149	543,678	546,112	545,709

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
In thousands
Unaudited

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	July 26, 2020	July 28, 2019	July 26, 2020	July 28, 2019
Net Earnings	$203,260	$199,427	$673,828	$723,582
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(836)	(1,051)	(19,105)	6,696
Pension and Other Benefits	3,526	1,768	10,619	6,977
Deferred Hedging	13,376	2,061	(23,830)	8,407
Total Other Comprehensive Income (Loss)	16,066	2,778	(32,316)	22,080
Comprehensive Income	219,326	202,205	641,513	745,662
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	181	(184)	169	257
Comprehensive Income Attributable to Hormel Foods Corporation	$219,145	$202,389	$641,344	$745,405

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT
In thousands, except per share amounts
Unaudited

	Thirteen Weeks Ended July 28, 2019
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest	Total Shareholders’ Investment
	Shares	Amount	Shares	Amount
Balance at April 28, 2019	536,093	$7,854	—	$—	$163,980	$6,003,637	$(278,135)	$4,448	$5,901,784
Net Earnings						199,449		(22)	199,427
Other Comprehensive Income (Loss)							2,940	(162)	2,778
Purchases of Common Stock			(2,682)	(106,624)					(106,624)
Stock-based Compensation Expense					3,193				3,193
Exercise of Stock Options/Restricted Shares	269	3			3,825				3,828
Shares Retired	(2,682)	(39)	2,682	106,624	(855)	(105,730)			—
Declared Cash Dividends – $0.21 per Share						(113,051)			(113,051)
Balance at July 28, 2019	533,680	$7,818	—	$—	$170,143	$5,984,305	$(275,195)	$4,264	$5,891,335

	Thirteen Weeks Ended July 26, 2020
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest	Total Shareholders’ Investment
	Shares	Amount	Shares	Amount
Balance at April 26, 2020	538,949	$7,896	—	$—	$265,128	$6,336,946	$(447,908)	$4,140	$6,166,202
Net Earnings						203,119	—	141	203,260
Other Comprehensive Income (Loss)							16,026	40	16,066
Purchases of Common Stock									—
Stock-based Compensation Expense					3,724				3,724
Exercise of Stock Options/Restricted Shares	438	6			7,740				7,746
Shares Retired									—
Declared Cash Dividends – $0.2325 per Share						(125,253)			(125,253)
Balance at July 26, 2020	539,387	$7,902	—	$—	$276,592	$6,414,813	$(431,882)	$4,322	$6,271,747

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT
In thousands, except per share amounts
Unaudited

	Thirty-Nine Weeks Ended July 28, 2019
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest	Total Shareholders’ Investment
	Shares	Amount	Shares	Amount
Balance at October 28, 2018	534,135	$7,825	—	$—	$106,528	$5,729,956	$(243,498)	$4,007	$5,604,818
Net Earnings						723,303		279	723,582
Other Comprehensive Income (Loss)							22,102	(22)	22,080
Purchases of Common Stock			(4,309)	(174,246)					(174,246)
Stock-based Compensation Expense		1			16,706				16,707
Exercise of Stock Options/Restricted Shares	3,854	55			48,196				48,251
Shares Retired	(4,309)	(63)	4,309	174,246	(1,287)	(172,896)			—
Cumulative Effect Adjustment from the Adoption of:
ASU 2016-16						(10,475)			(10,475)
ASU 2017-12						21	(21)		—
ASU 2018-02						52,342	(53,778)		(1,436)
Declared Cash Dividends – $0.63 per Share						(337,946)			(337,946)
Balance at July 28, 2019	533,680	$7,818	—	$—	$170,143	$5,984,305	$(275,195)	$4,264	$5,891,335

	Thirty-Nine Weeks Ended July 26, 2020
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest	Total Shareholders’ Investment
	Shares	Amount	Shares	Amount
Balance at October 27, 2019	534,489	$7,830	—	$—	$184,921	$6,128,207	$(399,500)	$4,077	$5,925,535
Net Earnings						673,726		103	673,828
Other Comprehensive Income (Loss)							(32,382)	66	(32,316)
Contribution from Noncontrolling Interest								76	76
Purchases of Common Stock			(302)	(12,360)					(12,360)
Stock-based Compensation Expense		1			19,188				19,189
Exercise of Stock Options/Restricted Shares	5,200	75			72,632				72,707
Shares Retired	(302)	(4)	302	12,360	(149)	(12,207)			—
Declared Cash Dividends – $0.6975 per Share						(374,913)			(374,913)
Balance at July 26, 2020	539,387	$7,902	—	$—	$276,592	$6,414,813	$(431,882)	$4,322	$6,271,747

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands
Unaudited

	Thirty-Nine Weeks Ended
	July 26, 2020	July 28, 2019
Operating Activities
Net Earnings	$673,828	$723,582
Adjustments to Reconcile to Net Cash Provided by Operating Activities:
Depreciation	122,694	113,278
Amortization	27,080	8,937
Equity in Earnings of Affiliates	(25,843)	(28,133)
Distribution from Equity Method Investees	27,499	20,000
Provision for Deferred Income Taxes	(1,890)	(37,921)
Loss (Gain) on Property/Equipment Sales and Plant Facilities	631	(1,046)
Gain on Sale of Business	—	(16,469)
Non-cash Investment Activities	(10,965)	(19,778)
Stock-based Compensation Expense	19,189	16,707
Changes in Operating Assets and Liabilities, Net of Acquisitions:
Decrease (Increase) in Accounts Receivable	(66,053)	41,309
Decrease (Increase) in Inventories	87,030	(190,064)
Decrease (Increase) in Prepaid Expenses and Other Current Assets	(25,279)	(589)
Increase (Decrease) in Pension and Post-retirement Benefits	5,003	8,473
Increase (Decrease) in Accounts Payable and Accrued Expenses	(10,562)	(94,348)
Increase (Decrease) in Net Income Taxes Payable	55,723	28,974
Net Cash Provided by (Used in) Operating Activities	878,086	572,912

Investing Activities
Net (Purchase) Sale of Securities	(2,642)	(13,884)
Proceeds from Sale of Business	—	473,885
Acquisitions of Businesses/Intangibles	(270,789)	—
Purchases of Property/Equipment	(226,830)	(154,231)
Proceeds from Sales of Property/Equipment	1,466	36,258
Decrease (Increase) in Investments, Equity in Affiliates, and Other Assets	(8,424)	(3,542)
Proceeds from Company-owned Life Insurance	1,180	16,455
Net Cash (Used in) Provided by Investing Activities	(506,040)	354,941

Financing Activities
Proceeds from Long-term Debt	992,381	—
Repayments of Long-term Debt and Finance Leases	(6,221)	(374,840)
Dividends Paid on Common Stock	(362,003)	(324,971)
Share Repurchase	(12,360)	(174,246)
Proceeds from Exercise of Stock Options	72,118	48,107
Proceeds from Noncontrolling Interest	77	—
Net Cash Provided by (Used in) Financing Activities	683,992	(825,950)

Effect of Exchange Rate Changes on Cash	428	(840)
Increase (Decrease) in Cash and Cash Equivalents	1,056,466	101,063
Cash and Cash Equivalents at Beginning of Year	672,901	459,136
Cash and Cash Equivalents at End of Quarter	$1,729,368	$560,199

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

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). The update provides guidance on the measurement of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The amendment replaces the current incurred loss impairment approach with a methodology to reflect expected credit losses and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. The updated guidance is to be applied on a modified retrospective approach and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for all entities for fiscal years beginning after December 15, 2018, and interim periods therein. The Company will adopt the provisions of this new accounting standard at the beginning of fiscal 2021 and does not expect adoption to have a material impact on its consolidated financial statements.

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

NOTE B - ACQUISITIONS AND DIVESTITURES

Acquisition: On March 2, 2020, the Company acquired the assets comprising the Sadler's Smokehouse business (Sadler's) for a final purchase price of $270.8 million. Sadler's is an authentic, pit-smoked meats business based in Henderson, Texas. This acquisition strengthens the Company's foodservice position and provides an opportunity to further extend the Sadler's product line into the retail and deli channels.

The transaction was funded with cash on hand and accounted for as a business combination using the acquisition method. The Company has completed an allocation of the fair value of the assets acquired utilizing third-party valuation appraisals. See Note D - Goodwill and Intangible Assets for amounts assigned to goodwill and intangible assets.

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

CytoSport's results of operations through the date of divestiture are included within Earnings Before Income Taxes in the Consolidated Statements of Operations and are reported within the Grocery Products and International & Other segments (See Note O - Segment Reporting).

NOTE C - INVENTORIES

Principal components of inventories are:

(in thousands)	July 26, 2020	October 27, 2019
Finished Products	$506,814	$604,035
Raw Materials and Work-in-Process	274,485	255,474
Operating Supplies	129,952	116,981
Maintenance Materials and Parts	71,104	65,872
Total	$982,355	$1,042,362

NOTE D - GOODWILL AND INTANGIBLE ASSETS

Goodwill: The changes in the carrying amounts of goodwill for the thirteen and thirty-nine weeks ended July 26, 2020, are:

(in thousands)	Grocery Products	Refrigerated Foods	Jennie-O Turkey Store	International & Other	Total
Balance at April 26, 2020	$632,301	$1,671,563	$176,628	$202,347	$2,682,839
Purchase Adjustments	—	(64,558)	—	—	(64,558)
Foreign Currency Translation	—	—	—	(2,592)	(2,592)
Balance at July 26, 2020	$632,301	$1,607,005	$176,628	$199,756	$2,615,690

(in thousands)	Grocery Products	Refrigerated Foods	Jennie-O Turkey Store	International & Other	Total
Balance at October 27, 2019	$632,301	$1,458,692	$176,628	$214,024	$2,481,645
Goodwill Acquired	—	148,313	—	—	148,313
Foreign Currency Translation	—	—	—	(14,269)	(14,269)
Balance at July 26, 2020	$632,301	$1,607,005	$176,628	$199,756	$2,615,690

The increase to goodwill during the thirty-nine weeks ended July 26, 2020, is related to the acquisition of Sadler's. In the thirteen weeks ended July 26, 2020, an allocation from goodwill to the identifiable intangible assets was made based on a third-party valuation appraisal. See Note B - Acquisitions and Divestitures for additional information.

Intangible Assets: The carrying amounts for indefinite-lived intangible assets are:

(in thousands)	July 26, 2020	October 27, 2019
Brands/Tradenames/Trademarks	$953,190	$959,400
Other Intangibles	184	184
Foreign Currency Translation	(6,686)	(3,803)
Total	$946,688	$955,781

The gross carrying amount and accumulated amortization for definite-lived intangible assets are:

	July 26, 2020		October 27, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer Lists/Relationships	$117,239	$(43,692)	$113,739	$(36,744)
Tradenames/Trademarks	10,536	(2,982)	4,326	(1,589)
Other Intangibles	60,631	(3,185)	2,631	(1,228)
Foreign Currency Translation	—	(4,689)	—	(3,054)
Total	$188,406	$(54,548)	$120,696	$(42,615)

The increase to gross carrying amount of other intangibles during the thirty-nine weeks ended July 26, 2020, is related to the acquisition of Sadler's. Amortization expense was $4.1 million and $10.3 million for the thirteen and thirty-nine weeks ended July 26, 2020, respectively, compared to $2.6 million and $8.9 for the thirteen and thirty-nine weeks ended July 28, 2019.

Estimated annual amortization expense for the five fiscal years after October 27, 2019, is:

(in thousands)
2020	$14,572
2021	16,477
2022	16,037
2023	15,132
2024	13,314

NOTE E - LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS
Long-term Debt consists of:

(in thousands)	July 26, 2020	October 27, 2019
Senior Unsecured Notes, with Interest at 1.800%, Interest Due Semi-annually through June 2030 Maturity Date	$1,000,000	$—
Senior Unsecured Notes, with Interest at 4.125%, Interest Due Semi-annually through April 2021 Maturity Date	250,000	250,000
Unamortized Discount on Senior Notes	(2,698)	—
Unamortized Debt Issuance Costs	(8,186)	—
Finance Lease Liabilities(1)	63,091	—
Other Financing Arrangements	3,300	—
Total	1,305,508	250,000
Less: Current Maturities of Long-term Debt	258,688	—
Long-term Debt - Less Current Maturities	$1,046,821	$250,000
(1) See Note M - Leases for additional information

On June 11, 2020, the Company issued senior notes in an aggregate principal amount of $1.0 billion, due June 11, 2030. The notes bear interest at a fixed rate of 1.800% per annum, with interest paid semi-annually in arrears on June 11 and December 11 of each year, commencing December 11, 2020. The notes may be redeemed in whole or in part at anytime at the applicable redemption price set forth in the prospectus supplement. If a change of control triggering event occurs, the Company must offer to purchase the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase. The net proceeds from the issuance of the notes will be used for general corporate purposes.

The Company has a $400.0 million unsecured revolving line of credit, which matures in June 2021. The unsecured revolving line of credit bears interest at a variable rate based on LIBOR and a fixed fee is paid for the availability of this credit line. As of July 26, 2020, and October 27, 2019, the Company had no outstanding draws from this line of credit.

The Company is required by certain covenants in its debt agreements to maintain specified levels of financial ratios and financial position. As of July 26, 2020, the Company was in compliance with all of these covenants.

NOTE F - PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic benefit cost for pension and other post-retirement benefit plans consists of:

	Pension Benefits
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	July 26, 2020	July 28, 2019	July 26, 2020	July 28, 2019
Service Cost	$8,896	$6,510	$26,688	$19,531
Interest Cost	13,411	15,097	40,232	45,289
Expected Return on Plan Assets	(25,321)	(23,123)	(75,963)	(69,369)
Amortization of Prior Service Cost	(542)	(699)	(1,626)	(2,096)
Recognized Actuarial Loss	5,595	3,702	16,787	11,104
Curtailment Loss (Gain)	—	—	—	2,825
Net Periodic Cost	$2,039	$1,487	$6,118	$7,284

	Post-retirement Benefits
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	July 26, 2020	July 28, 2019	July 26, 2020	July 28, 2019
Service Cost	$192	$173	$579	$520
Interest Cost	2,322	3,007	7,111	9,181
Amortization of Prior Service Cost	(662)	(669)	(1,988)	(2,007)
Recognized Actuarial Loss	261	—	784	—
Curtailment Loss (Gain)	—	—	—	(620)
Net Periodic Cost	$2,113	$2,511	$6,486	$7,074

Non-service cost components of net pension and postretirement benefit cost are presented within Interest and Investment Income on the Consolidated Statements of Operations.

Curtailments recognized in the first thirty-nine weeks of fiscal 2019 were due to the sale of the Fremont, Nebraska production facility.

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

Volume: As of July 26, 2020, and October 27, 2019, the Company had the following outstanding commodity futures and options contracts related to its hedging programs:

Volume
Commodity Contracts	July 26, 2020	October 27, 2019
Corn	19.1 million bushels	30.4 million bushels
Lean Hogs	162.6 million pounds	187.3 million pounds

Fair Value of Derivatives:  The fair values of the Company’s derivative instruments as of July 26, 2020, and October 27, 2019, are:

		Fair Value (1)
(in thousands)	Location on Consolidated Statements of Financial Position	July 26, 2020	October 27, 2019
Derivatives Designated as Hedges:
Commodity Contracts	Other Current Assets	$(19,016)	$6,405
(1)  Amounts represent the gross fair value of derivative assets and liabilities. The Company nets the derivative assets and liabilities for each of its hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract. The amount or timing of cash collateral balances may impact the classification of the derivative in the Consolidated Statements of Financial Position. The gross liability position as of July 26, 2020 is offset by cash collateral of $40.1 million contained within the master netting arrangement. The gross asset position as of October 27, 2019 is offset by cash owed of $4.0 million. See Note L - Fair Value Measurements for a discussion of these net amounts as reported in the Consolidated Statements of Financial Position.

Fair Value Hedge - Assets (Liabilities): The carrying amount of the Company's fair value hedge assets (liabilities) as of July 26, 2020, and October 27, 2019, are:

Location on Consolidated Statements of Financial Position	Carrying Amount of the Hedged Assets/(Liabilities)
(in thousands)	July 26, 2020	October 27, 2019
Accounts Payable	$(1,847)	$(2,805)

Accumulated Other Comprehensive Loss Impact: As of July 26, 2020, the Company included in Accumulated Other Comprehensive Loss hedging losses of $28.4 million (before tax) relating to its positions. The Company expects to recognize the majority of these losses over the next twelve months.

The effect of Accumulated Other Comprehensive Loss for gains or losses (before tax) related to the Company's derivative instruments for the thirteen weeks ended July 26, 2020, and July 28, 2019, are:

	Gain/(Loss) Recognized in AOCL (1)		Location on Consolidated Statements of Operations	Gain/(Loss) Reclassified from AOCL into Earnings (1)
	Thirteen Weeks Ended			Thirteen Weeks Ended
(in thousands)	July 26, 2020	July 28, 2019		July 26, 2020	July 28, 2019
Cash Flow Hedges:
Commodity Contracts	$(943)	$9,883	Cost of Products Sold	$(18,645)	$940
Excluded Component (2)	—	(4,742)

The effect of Accumulated Other Comprehensive Loss for gains or losses (before tax) related to the Company's derivative instruments for the thirty-nine weeks ended July 26, 2020 and July 28, 2019, are:

	Gain/(Loss) Recognized in AOCL (1)		Location on Consolidated Statements of Operations	Gain/(Loss) Reclassified from AOCL into Earnings (1)
	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
(in thousands)	July 26, 2020	July 28, 2019		July 26, 2020	July 28, 2019
Cash Flow Hedges:
Commodity Contracts	$(57,514)	$9,546	Cost of Products Sold	$(25,997)	$(835)
Excluded Component (2)	—	501

(1)	See Note I - Accumulated Other Comprehensive Loss for the after-tax impact of these gains or losses on Net Earnings.

(2)	Represents the time value amount of lean hog options excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in AOCL.

Consolidated Statements of Operations Impact: The effect on the Consolidated Statements of Operations for gains or losses (before tax) related to the Company's derivative instruments for the thirteen and thirty-nine weeks ended July 26, 2020, and July 28, 2019, are:

	Cost of Products Sold
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	July 26, 2020	July 28, 2019	July 26, 2020	July 28, 2019
Consolidated Statements of Operations	$1,959,032	$1,857,263	$5,820,158	$5,604,879

Cash Flow Hedges - Commodity Contracts
Gain (Loss) Reclassified from AOCL	(18,645)	940	(25,997)	(835)
Amortization of Excluded Component from Options	—	(313)	—	(2,781)

Fair Value Hedges - Commodity Contracts
Gain (Loss) on Commodity Futures (1)	4,341	656	13,487	2,293
Total Gain (Loss) Recognized in Earnings	$(14,304)	$1,283	$(12,510)	$(1,323)

(1)
Amounts represent gains or losses on commodity contracts designated as fair value hedges that were closed during the thirteen and thirty-nine weeks ended July 26, 2020, and July 28, 2019, which were offset by a corresponding gain or loss on the underlying hedged purchase commitment. Additional gains or losses related to changes in the fair value of open commodity contracts, along with the offsetting gain or loss on the hedged purchase commitment, are also marked-to-market through earnings with no impact on a net basis.

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

Investments In and Receivables From Affiliates consist of:

(in thousands)	Segment	% Owned	July 26, 2020	October 27, 2019
MegaMex Foods, LLC	Grocery Products	50%	$213,397	$218,592
Other Joint Ventures	International & Other	Various (20-40%)	85,241	70,565
Total			$298,638	$289,157

Equity in Earnings of Affiliates consists of:

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	Segment	July 26, 2020	July 28, 2019	July 26, 2020	July 28, 2019
MegaMex Foods, LLC	Grocery Products	$5,799	$3,418	$22,939	$27,399
Other Joint Ventures	International & Other	2,435	(34)	2,904	734
Total		$8,235	$3,384	$25,843	$28,133

For the thirteen and thirty-nine weeks ended July 26, 2020, $7.5 million and $27.5 million of dividends were received from affiliates, compared to $10.0 million and $20.0 million of dividends received for the thirteen and thirty-nine weeks ended July 28, 2019.

The Company recognized a basis difference of $21.3 million associated with the formation of MegaMex Foods, LLC, of which $12.1 million is remaining as of July 26, 2020. This difference is being amortized through Equity in Earnings of Affiliates.

NOTE I - ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of Accumulated Other Comprehensive Loss are:

Thirteen Weeks Ended July 26, 2020
(in thousands)	Foreign Currency Translation	Pension & Other Benefits		Hedging Deferred Gain (Loss)		Accumulated Other Comprehensive Loss
Balance at April 26, 2020	$(71,292)	$(341,783)		$(34,833)		$(447,908)
Unrecognized Gains (Losses)
Gross	(875)	13		(943)		(1,805)
Tax Effect	—	—		231		231
Reclassification into Net Earnings
Gross	—	4,652	(1)	18,645	(2)	23,297
Tax Effect	—	(1,140)		(4,557)		(5,697)
Net of Tax Amount	(875)	3,526		13,376		16,026
Balance at July 26, 2020	$(72,168)	$(338,257)		$(21,458)		$(431,882)

Thirty-Nine Weeks Ended July 26, 2020
(in thousands)	Foreign Currency Translation	Pension & Other Benefits		Hedging Deferred Gain (Loss)		Accumulated Other Comprehensive Loss
Balance at October 27, 2019	$(52,996)	$(348,877)		$2,373		$(399,500)
Unrecognized Gains (Losses)
Gross	(19,171)	81		(57,514)		(76,604)
Tax Effect	—	—		14,038		14,038
Reclassification into Net Earnings
Gross	—	13,957	(1)	25,997	(2)	39,954
Tax Effect	—	(3,419)		(6,352)		(9,771)
Net of Tax Amount	(19,171)	10,619		(23,830)		(32,382)
Balance at July 26, 2020	$(72,168)	$(338,257)		$(21,458)		$(431,882)

(1)	Included in the computation of net periodic cost. See Note F - Pension and Other Post-Retirement Benefits for additional details.

(2)	Included in Cost of Products Sold in the Consolidated Statements of Operations.

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

The Company's effective tax rate for the thirteen and thirty-nine weeks ended July 26, 2020, was 21.6 percent and 19.4 percent, respectively, compared to 23.6 percent and 18.3 percent for the thirteen and thirty-nine weeks ended July 28, 2019.

The amount of unrecognized tax benefits, including interest and penalties, is recorded in Other Long-term Liabilities. If recognized as of July 26, 2020, and July 28, 2019, $24.7 million and $28.5 million, respectively, would impact the Company’s effective tax rate. The Company includes accrued interest and penalties related to uncertain tax positions in Income Tax Expense. Interest and penalties included in income tax expense was immaterial for both the thirteen and thirty-nine weeks ended July 26, 2020, and July 28, 2019. The amount of accrued interest and penalties at July 26, 2020, and July 28, 2019, associated with unrecognized tax benefits was $6.2 million and $6.8 million, respectively.

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

NOTE K - STOCK-BASED COMPENSATION

The Company issues stock options, restricted stock units, and restricted shares as part of its stock incentive plans for employees and non-employee directors. During the thirteen and thirty-nine weeks ended July 26, 2020, stock-based compensation expense was $3.7 million and $19.2 million, respectively, compared to $3.2 million and $16.7 million for the thirteen and thirty-nine weeks ended July 28, 2019. The Company recognizes stock-based compensation expense ratably over the shorter of the vesting period or the individual's retirement eligibility date. The fair value of stock-based compensation granted to retirement-eligible individuals is expensed at the time of grant.

At July 26, 2020, there was $27.4 million of total unrecognized compensation expense from stock-based compensation arrangements granted under the plans. This compensation is expected to be recognized over a weighted-average period of approximately 2.2 years. During the thirteen and thirty-nine weeks ended July 26, 2020, cash received from stock option exercises was $7.7 million and $72.1 million, respectively, compared to $3.8 million and $48.1 million for the thirteen and thirty-nine weeks ended July 28, 2019.

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

A reconciliation of the number of options outstanding and exercisable (in thousands) as of July 26, 2020 is:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Stock Options Outstanding at October 27, 2019	25,994	$26.49
Granted	1,218	45.88
Exercised	5,362	15.62
Forfeited	185	36.35
Expired	1	36.25
Stock Options Outstanding at July 26, 2020	21,664	30.18	5.4	$435,137
Stock Options Exercisable at July 26, 2020	14,707	$25.85	4.1	$359,098

The weighted-average grant date fair value of stock options granted and the total intrinsic value of options exercised (in thousands) during the thirteen and thirty-nine weeks ended July 26, 2020, and July 28, 2019, are:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	July 26, 2020	July 28, 2019	July 26, 2020	July 28, 2019
Weighted-average Grant Date Fair Value (1)	$7.22	$—	$7.71	$9.24
Intrinsic Value of Exercised Options	13,254	7,308	167,148	115,094

(1) There were no stock options granted during the thirteen weeks ended July 28, 2019.

The fair value of each option award is calculated on the date of grant using the Black-Scholes valuation model utilizing the following weighted-average assumptions:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	July 26, 2020	July 28, 2019	July 26, 2020	July 28, 2019
Risk-free Interest Rate	0.7%	—%	1.7%	2.8%
Dividend Yield	1.9%	—%	2.0%	1.9%
Stock Price Volatility	19.0%	—%	19.0%	19.0%
Expected Option Life	8 years	—	8 years	8 years

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

A reconciliation of the restricted stock units (in thousands) as of July 26, 2020 is:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Restricted Stock Units Outstanding at October 27, 2019	—	$—
Granted	205	45.88
Vested	14	45.54
Restricted Stock Units Outstanding at July 26, 2020	191	$45.90	2.4	$9,599

The weighted-average grant date fair value of restricted stock units granted and the total fair value (in thousands) of restricted stock units granted during the thirteen and thirty-nine weeks ended July 26, 2020, and July 28, 2019, are:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	July 26, 2020	July 28, 2019	July 26, 2020	July 28, 2019
Weighted-average Grant Date Fair Value	$48.76	$—	$45.88	$—
Fair Value of Restricted Stock Units Granted	63	—	9,383	—

Restricted Shares: Restricted shares awarded to non-employee directors annually on February 1 are subject to a restricted period which expires the date of the Company’s next annual stockholders meeting. Newly elected directors receive a prorated award of restricted shares of the Company's common stock, which expires on the date of the Company's second succeeding annual stockholders meeting. A reconciliation of the restricted shares (in thousands) as of July 26, 2020 is:

	Shares	Weighted- Average Grant Date Fair Value
Restricted Shares Outstanding at October 27, 2019	51	$42.23
Granted	41	47.29
Vested	47	42.08
Restricted Shares Outstanding at July 26, 2020	45	$47.03

The weighted-average grant date fair value of restricted shares granted, the total fair value (in thousands) of restricted shares granted, and the fair value (in thousands) of shares that have vested during the thirty-nine weeks ended July 26, 2020, and July 28, 2019, are:

	Thirty-Nine Weeks Ended
	July 26, 2020	July 28, 2019
Weighted-average Grant Date Fair Value	$47.29	$42.23
Fair Value of Restricted Shares Granted	1,973	2,134
Fair Value of Shares Vested	1,974	1,760

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis as of July 26, 2020, and October 27, 2019, and their level within the fair value hierarchy, are:

	Fair Value Measurements at July 26, 2020
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Cash and Cash Equivalents (1)	$1,729,368	$1,728,438	$930	$—
Short-term Marketable Securities (2)	17,564	7,031	10,533	—
Other Trading Securities (3)	168,519	—	168,519	—
Commodity Derivatives (4)	12,747	12,747	—	—
Total Assets at Fair Value	$1,928,198	$1,748,216	$179,982	$—
Liabilities at Fair Value
Deferred Compensation (3)	$60,908	$—	$60,908	$—
Total Liabilities at Fair Value	$60,908	$—	$60,908	$—

	Fair Value Measurements at October 27, 2019
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Cash and Cash Equivalents (1)	$672,901	$672,458	$443	$—
Short-term Marketable Securities (2)	14,736	5,186	9,550	—
Other Trading Securities (3)	157,526	—	157,526	—
Commodity Derivatives (4)	12,882	12,882	—	—
Total Assets at Fair Value	$858,045	$690,526	$167,519	$—
Liabilities at Fair Value
Deferred Compensation (3)	$62,373	$—	$62,373	$—
Total Liabilities at Fair Value	$62,373	$—	$62,373	$—

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

(3)
The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred compensation plans. Under the plans, the participants can defer certain types of compensation and elect to receive a return on the deferred amounts based on the changes in fair value of various investment options, primarily a variety of mutual funds. The majority of the funds held in the rabbi trust relate to the supplemental executive retirement plans and have been invested in fixed income funds managed by a third party. The declared rate on these funds is set based on a formula using the yield of the general account investment portfolio supporting the fund, adjusted for expenses and other charges. The rate is guaranteed for one year at issue and may be reset annually on the policy anniversary, subject to a guaranteed minimum rate. As the value is based on adjusted market rates and the fixed rate is only reset on an annual basis, these funds are classified as Level 2. The remaining funds held are also managed by a third-party insurance policy, the values of which represent their cash surrender value based on the fair value of the underlying investments in the account and include equity securities, money market accounts, bond funds, or other portfolios for which there is an active quoted market. Therefore, these policies are also classified as Level 2. The related deferred compensation liabilities are included in Other Long-Term Liabilities on the Consolidated Statements of Financial Position with investment options generally mirroring those funds held by the rabbi trust. These balances are classified as Level 2. The Company also offers a fixed rate investment option to participants. The rate earned on these investments is adjusted annually based on a specified percentage of the I.R.S. applicable federal rates. These balances are classified as Level 2. Securities held by the trust are classified as trading securities. Therefore, unrealized gains and losses associated with these investments are included in the Company's earnings. During the thirteen and thirty-nine weeks ended July 26, 2020, securities held by the trust generated gains of $9.3 million and $2.6 million, respectively, compared to gains of $1.7 million and $7.9 million for the thirteen and thirty-nine weeks ended July 28, 2019.

(4)
The Company’s commodity derivatives represent futures contracts and options used in its hedging or other programs to offset price fluctuations associated with purchases of corn and hogs, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers. The Company’s futures contracts for corn are traded on the Chicago Board of Trade, while futures contracts for lean hogs are traded on the Chicago Mercantile Exchange. These are active markets with quoted prices available, and these contracts are classified as Level 1. All derivatives are reviewed for potential credit risk and risk of nonperformance. The net balance for each program is included in Other Current Assets or Accounts Payable, as appropriate, in the Consolidated Statements of Financial Position. As of July 26, 2020, the Company has recognized the right to reclaim net cash collateral of $31.8 million from various counterparties (including cash of $40.1 million less $8.3 million of realized losses). As of October 27, 2019, the Company had recognized the right to reclaim net cash collateral of $6.5 million from various counterparties (including $10.5 million of realized gains on closed positions offset by cash owed of $4.0 million).

The Company’s financial assets and liabilities include accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value. The Company does not carry its long-term debt at fair value in its Consolidated Statements of Financial Position. Based on borrowing rates available to the Company for long-term financing with similar terms and average maturities, the fair value of long-term debt, utilizing discounted cash flows (Level 2), was $1,266.0 million as of July 26, 2020, and $257.7 million as of October 27, 2019. See Note E - Long-term Debt and Other Borrowing Arrangements for additional information.

In accordance with the provisions of ASC 820, the Company measures certain nonfinancial assets and liabilities at fair value, which are recognized or disclosed on a nonrecurring basis (e.g. goodwill, intangible assets, and property, plant and equipment).   During the thirty-nine weeks ended July 26, 2020, and July 28, 2019, there were no material remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

NOTE M - LEASES

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

Lease information included in the Consolidated Statements of Financial Position are:

(in thousands)	Location on Consolidated Statements of Financial Position	July 26, 2020
Right-of-Use Assets
Operating	Other Assets	$55,761
Finance	Net Property, Plant and Equipment	63,049
Total Right-of-Use Assets		$118,810
Liabilities
Current
Operating	Accrued Expenses	$12,760
Finance	Current Maturities of Long-Term Debt	8,307
Noncurrent
Operating	Other Long-term Liabilities	45,042
Finance	Long-term Debt - Less Current Maturities	54,784
Total Lease Liabilities		$120,893

Lease expenses are:

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
(in thousands)	July 26, 2020	July 26, 2020
Operating Lease Cost (1)	$4,625	$15,115
Finance Lease Cost
Amortization of Right-of-Use Assets	2,000	6,000
Interest on Lease Liabilities	566	1,758
Variable Lease Cost (2)	104,450	313,983
Net Lease Cost	$111,640	$336,856

(1)	Includes short-term lease costs, which are immaterial.

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

The weighted-average remaining lease term and discount rate for lease liabilities included in the Consolidated Statements of Financial Position are:

July 26, 2020
Weighted Average Remaining Lease Term
Operating Leases	7.35 years
Finance Leases	8.36 years
Weighted Average Discount Rate
Operating Leases	2.30%
Finance Leases	3.56%

Supplemental cash flow and other information related to leases for the thirty-nine weeks ended July 26, 2020, are:

(in thousands)	July 26, 2020
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating Cash Flows from Operating Leases	$11,113
Operating Cash Flows from Finance Leases	1,758
Financing Cash Flows from Finance Leases	6,129

Right-of-Use Assets obtained in exchange for new operating lease liabilities	4,190

The maturity of the Company's lease liabilities as of July 26, 2020, are:

(in thousands)	Operating Leases	Finance Leases (1)	Total
2020 (thirteen weeks remaining)	$4,655	$2,613	$7,267
2021	12,839	10,322	23,160
2022	10,176	9,934	20,109
2023	8,512	9,738	18,250
2024	5,648	9,612	15,260
2025	3,458	8,117	11,575
2026 and beyond	18,644	21,192	39,836
Total Lease Payments	$63,932	$71,527	$135,459
Less: Imputed Interest	6,130	8,436	14,566
Present Value of Lease Liabilities	$57,802	$63,091	$120,893

(1)	Over the life of the lease contracts, finance lease payments include $8.7 million related to purchase options which are reasonably certain of being exercised.

NOTE N - EARNINGS PER SHARE DATA

The reported net earnings attributable to the Company were used when computing basic and diluted earnings per share. The following table sets forth the shares used as the denominator for those computations:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	July 26, 2020	July 28, 2019	July 26, 2020	July 28, 2019
Basic Weighted-Average Shares Outstanding	539,108	534,188	537,434	534,721
Dilutive Potential Common Shares	8,041	9,490	8,678	10,988
Diluted Weighted-Average Shares Outstanding	547,149	543,678	546,112	545,709

Antidilutive Potential Common Shares	1,626	5,883	2,178	3,033

NOTE O - SEGMENT REPORTING

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	July 26, 2020	July 28, 2019	July 26, 2020	July 28, 2019
Sales to Unaffiliated Customers
Grocery Products	$580,798	$543,088	$1,804,674	$1,785,232
Refrigerated Foods	1,363,092	1,301,101	3,962,219	3,837,732
Jennie-O Turkey Store	286,805	298,781	959,988	925,271
International & Other	150,762	147,735	461,475	447,569
Total	$2,381,457	$2,290,705	$7,188,357	$6,995,804

Intersegment Sales
Grocery Products	$—	$10	$13	$32
Refrigerated Foods	5,092	5,282	16,143	10,733
Jennie-O Turkey Store	25,361	31,804	82,082	90,665
International & Other	—	—	—	—
Total	30,454	37,096	98,237	101,430
Intersegment Elimination	(30,454)	(37,096)	(98,237)	(101,430)
Total	$—	$—	$—	$—

Net Sales
Grocery Products	$580,798	$543,098	$1,804,687	$1,785,264
Refrigerated Foods	1,368,185	1,306,383	3,978,362	3,848,465
Jennie-O Turkey Store	312,166	330,585	1,042,070	1,015,936
International & Other	150,762	147,735	461,475	447,569
Intersegment Elimination	(30,454)	(37,096)	(98,237)	(101,430)
Total	$2,381,457	$2,290,705	$7,188,357	$6,995,804

Segment Profit
Grocery Products	$80,169	$58,778	$276,367	$258,574
Refrigerated Foods	152,822	171,795	451,596	492,476
Jennie-O Turkey Store	7,069	21,278	72,968	76,931
International & Other	23,620	18,755	66,735	58,058
Total Segment Profit	263,679	270,606	867,666	886,039
Net Unallocated Expense	4,457	9,584	31,754	297
Noncontrolling Interest	141	(22)	103	279
Earnings Before Income Taxes	$259,364	$261,000	$836,014	$886,021

Revenue has been disaggregated into the categories below to show how sales channels affect the nature, amount, timing, and uncertainty of revenue and cash flows. The amount of total revenues contributed by sales channel for the thirteen and thirty-nine weeks ended July 26, 2020, and July 28, 2019, are:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	July 26, 2020	July 28, 2019	July 26, 2020	July 28, 2019
U.S. Retail	$1,390,075	$1,163,367	$4,072,156	$3,672,189
U.S. Foodservice	588,130	729,321	1,864,050	2,135,633
U.S. Deli	238,076	229,386	721,748	693,377
International	165,177	168,631	530,402	494,605
Total	$2,381,457	$2,290,705	$7,188,357	$6,995,804

The shift in revenues from the U.S. Foodservice to U.S. Retail channel in the thirteen and thirty-nine weeks ended July 26, 2020, was driven by the COVID-19 pandemic and subsequent shelter-in-place restrictions.

The Company’s products primarily consist of meat and other food products. The amount of total revenues contributed by classes of similar products for the thirteen and thirty-nine weeks ended July 26, 2020, and July 28, 2019, are:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	July 26, 2020	July 28, 2019	July 26, 2020	July 28, 2019
Perishable	$1,365,741	$1,355,765	$4,016,266	$4,014,372
Shelf-stable	511,732	417,535	1,581,789	1,299,263
Poultry	426,345	427,622	1,368,386	1,296,677
Miscellaneous	77,640	89,783	221,915	385,492
Total	2,381,457	$2,290,705	$7,188,357	$6,995,804

Perishable includes fresh meats, frozen items, refrigerated meal solutions, sausages, hams, guacamole, and bacon (excluding Jennie-O Turkey Store products). Shelf-stable includes canned luncheon meats, peanut butter, chilies, shelf-stable microwaveable meals, hash, stews, meat spreads, flour and corn tortillas, salsas, tortilla chips, and other items that do not require refrigeration. The Poultry category is composed primarily of Jennie-O Turkey Store products. The Miscellaneous category primarily consists of nutritional food products and supplements, dessert and drink mixes, and industrial gelatin products. The reduction in the Miscellaneous category during fiscal 2020 reflects the divestiture of CytoSport on April 15, 2019.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

The Company is a global manufacturer and marketer of branded food products. It operates in four reportable segments as described in Note O - Segment Reporting in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The Company reported net earnings per diluted share of $0.37 for the third quarter of fiscal 2020, in line with the third quarter of fiscal 2019. Significant factors impacting the quarter were:

•
The Company continued to experience demand shifts from its foodservice business to its retail business due to the impact of the COVID-19 pandemic. Retail demand remained elevated during the quarter, while foodservice demand showed signs of recovery as shelter-in-place restrictions were eased and phased re-openings began.

•	Grocery Products profit increased as improved sales and favorable product mix drove the significant increase in segment profit.

•	International & Other profit increased due to improved results in China and the Company's partners in the Philippines, South Korea and Europe.

•	Refrigerated Foods segment profit declined as a result of lower foodservice sales, incremental COVID-19 related costs and losses on strategic hog hedge positions.

•
Jennie-O Turkey Store segment profit declined sharply primarily due to higher manufacturing and live production costs attributed to the impact of three plant pauses on the vertically integrated supply chain early in the quarter. Additionally, the business absorbed incremental COVID-19 related costs.

•	Year-to-date cash flow from operations was $878.1 million, up 53 percent compared to last year as increased demand drove lower inventory levels.

•
The Company issued a $1.0 billion, ten-year bond during the quarter at an annual interest rate of 1.8 percent. The proceeds from the offering will provide ample liquidity and allow the business to take advantage of strategic opportunities.

Response to COVID-19

The Company is committed to making investments necessary to keep its team members safe. Enhanced safety procedures have been implemented across the Company's facilities, including providing personal protective equipment for all production team members, frequent disinfecting of high-touch areas, reconfiguration of common areas and workstations, temperature and wellness screenings, revised shift scheduling, reduced production line speeds, new guidelines on carpooling, more extensive social distancing measures throughout each facility and where possible, providing remote work opportunities and facilitating access to rapid testing for employees. The Company has also paid over $11 million in bonuses to full- and part-time plant production team members to date in fiscal 2020.

Consolidated Results

Volume, Net Sales, Earnings, and Diluted Earnings per Share

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
(in thousands, except per share amounts)	July 26, 2020	July 28, 2019	% Change	July 26, 2020	July 28, 2019	% Change
Volume (lbs.)	1,165,214	1,123,504	3.7	3,585,273	3,500,404	2.4
Organic Volume (1)	1,158,418	1,123,504	3.1	3,574,747	3,428,441	4.3
Net Sales	$2,381,457	$2,290,705	4.0	$7,188,357	$6,995,804	2.8
Organic Net Sales (1)	2,341,069	2,290,705	2.2	7,126,358	6,861,327	3.9
Earnings Before Income Taxes	259,364	261,000	(0.6)	836,014	886,021	(5.6)
Net Earnings Attributable to Hormel Foods Corporation	203,119	199,449	1.8	673,726	723,303	(6.9)
Diluted Earnings per Share	0.37	0.37	—	1.23	1.33	(7.5)

(1)The non-GAAP adjusted financial measurements of organic net sales and organic volume are presented to provide investors with additional information to facilitate the comparison of past and present operations. Organic net sales and organic volume are defined as net sales and volume, excluding the impact of acquisitions and divestitures. Organic net sales and organic volume exclude the impacts of the Sadler's Smokehouse acquisition (March 2020) in the Refrigerated Foods segment and the CytoSport divestiture (April 2019) in the Grocery Products and International & Other segments.

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

The tables below show the calculations to reconcile from the GAAP measures to the non-GAAP adjusted measures.

ORGANIC VOLUME AND NET SALES (NON-GAAP)

	Thirteen Weeks Ended
	July 26, 2020			July 28, 2019
(in thousands)	Reported GAAP	Acquisitions	Organic (Non-GAAP)	Reported GAAP	Divestitures	Organic (Non-GAAP)	Organic % Change
Volume (lbs.)
Grocery Products	307,198	—	307,198	290,658	—	290,658	5.7
Refrigerated Foods	605,546	(6,795)	598,751	558,531	—	558,531	7.2
Jennie-O Turkey Store	171,313	—	171,313	189,146	—	189,146	(9.4)
International & Other	81,156	—	81,156	85,169	—	85,169	(4.7)
Total Volume	1,165,214	(6,795)	1,158,418	1,123,504	—	1,123,504	3.1

Net Sales
Grocery Products	$580,798	$—	$580,798	$543,088	$—	$543,088	6.9
Refrigerated Foods	1,363,092	(40,388)	1,322,704	1,301,101	—	1,301,101	1.7
Jennie-O Turkey Store	286,805	—	286,805	298,781	—	298,781	(4.0)
International & Other	150,762	—	150,762	147,735	—	147,735	2.0
Total Net Sales	$2,381,457	$(40,388)	$2,341,069	$2,290,705	$—	$2,290,705	2.2

	Thirty-Nine Weeks Ended
	July 26, 2020			July 28, 2019
(in thousands)	Reported GAAP	Acquisitions	Organic (Non-GAAP)	Reported GAAP	Divestitures	Organic (Non-GAAP)	Organic % Change
Volume (lbs.)
Grocery Products	963,819	—	963,819	970,003	(69,910)	900,093	7.1
Refrigerated Foods	1,787,698	(10,526)	1,777,172	1,726,682	—	1,726,682	2.9
Jennie-O Turkey Store	577,990	—	577,990	546,916	—	546,916	5.7
International & Other	255,766	—	255,766	256,803	(2,052)	254,751	0.4
Total Volume	3,585,273	(10,526)	3,574,747	3,500,404	(71,962)	3,428,441	4.3

Net Sales
Grocery Products	$1,804,674	$—	$1,804,674	$1,785,232	$(130,588)	$1,654,644	9.1
Refrigerated Foods	3,962,219	(61,999)	3,900,220	3,837,732	—	3,837,732	1.6
Jennie-O Turkey Store	959,988	—	959,988	925,271	—	925,271	3.8
International & Other	461,475	—	461,475	447,569	(3,889)	443,680	4.0
Total Net Sales	$7,188,357	$(61,999)	$7,126,358	$6,995,804	$(134,477)	$6,861,327	3.9

Net Sales

For the third quarter of fiscal 2020, the increase in net sales was primarily related to higher value-added retail sales across the enterprise and higher sales of commodity items in Refrigerated Foods, partially offset by significantly lower foodservice sales. While foodservice sales rebounded during the quarter as shelter-in-place orders were lifted and many foodservice establishments reopened across the country, they remained well below prior year levels.

The increase in net sales for the first nine months of fiscal 2020 was attributed to higher branded retail sales from all business segments and higher commodity sales in Refrigerated Foods and Jennie-O Turkey Store. These increases more than offset lower foodservice sales in Refrigerated Foods and Jennie-O Turkey Store and the impact from the CytoSport divestiture last year.

Cost of Products Sold

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
(in thousands)	July 26, 2020	July 28, 2019	% Change	July 26, 2020	July 28, 2019	% Change
Cost of Products Sold	$1,959,032	$1,857,263	5.5	$5,820,158	$5,604,879	3.8

Cost of products sold for the third quarter increased due to record sales and approximately $40 million (net of CARES Act credits) of higher operational costs related to the COVID-19 pandemic. These costs included lower production volumes, employee bonuses, and enhanced safety measures in the Company's facilities.

Cost of products sold for the first nine months of fiscal 2020 increased primarily due to higher sales. To-date incremental costs related to the COVID-19 pandemic were approximately $60 million.

The Company expects to absorb another $20-$40 million in COVID-19 related operational costs in the fourth quarter.

Gross Profit

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
(in thousands)	July 26, 2020	July 28, 2019	% Change	July 26, 2020	July 28, 2019	% Change
Gross Profit	$422,426	$433,442	(2.5)	$1,368,198	$1,390,925	(1.6)
Percentage of Net Sales	17.7%	18.9%		19.0%	19.9%

For the third quarter and first nine months of 2020, gross profit as a percentage of net sales declined. The mix impact from lower enterprise-wide foodservice sales and higher operational costs related to the impact of the COVID-19 pandemic were the primary drivers of the decline. Strength from branded retail sales within the Grocery Products, Refrigerated Foods, and Jennie-O Turkey Store segments offset some of the decline.

Looking ahead to the fourth quarter of fiscal 2020, the Company expects similar dynamics to the third quarter, such as continued strength from the retail businesses, lower foodservice demand, and higher operating costs related to the COVID-19 pandemic.

Selling, General and Administrative (SG&A)

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
(in thousands)	July 26, 2020	July 28, 2019	% Change	July 26, 2020	July 28, 2019	% Change
SG&A	$181,085	$180,169	0.5	$570,518	$543,789	4.9
Percentage of Net Sales	7.6%	7.9%		7.9%	7.8%

SG&A expenses for the third quarter marginally increased as higher employee-related expenses were offset by lower advertising investments. For the first nine months of fiscal 2020, SG&A expenses increased as fiscal 2019 benefited from both the one-time gain from the divestiture of CytoSport and a legal settlement.

Advertising investments in the third quarter were $24 million, a decline of 23 percent. For the first nine months of 2020, advertising investments declined 10 percent due to lower investments in the third quarter and the divestiture of CytoSport.

Equity in Earnings of Affiliates

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
(in thousands)	July 26, 2020	July 28, 2019	% Change	July 26, 2020	July 28, 2019	% Change
Equity in Earnings of Affiliates	$8,235	$3,384	143.4	$25,843	$28,133	(8.1)

Equity in earnings of affiliates for the third quarter increased due to stronger performance from the Company's joint venture in the Philippines and improved results for MegaMex.

For the first nine months of fiscal 2020, equity in earnings of affiliates declined due to lower earnings for MegaMex.

Effective Tax Rate

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	July 26, 2020	July 28, 2019	July 26, 2020	July 28, 2019
Effective Tax Rate	21.6%	23.6%	19.4%	18.3%

The lower effective tax rate in the third quarter of fiscal 2020 was driven by a higher volume of stock option exercises during the quarter. For further information, refer to Note J - Income Taxes.

Segment Results

Net sales and operating profits for each of the Company’s reportable segments are set forth below. The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and sharing of assets. Therefore, the Company does not represent that these segments, if operated independently, would report the operating profit and other financial information shown below.

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
(in thousands)	July 26, 2020	July 28, 2019	% Change	July 26, 2020	July 28, 2019	% Change
Net Sales
Grocery Products	$580,798	$543,088	6.9	$1,804,674	$1,785,232	1.1
Refrigerated Foods	1,363,092	1,301,101	4.8	3,962,219	3,837,732	3.2
Jennie-O Turkey Store	286,805	298,781	(4.0)	959,988	925,271	3.8
International & Other	150,762	147,735	2.0	461,475	447,569	3.1
Total	$2,381,457	$2,290,705	4.0	$7,188,357	$6,995,804	2.8

Segment Profit
Grocery Products	$80,169	$58,778	36.4	$276,367	$258,574	6.9
Refrigerated Foods	152,822	171,795	(11.0)	451,596	492,476	(8.3)
Jennie-O Turkey Store	7,069	21,278	(66.8)	72,968	76,931	(5.2)
International & Other	23,620	18,755	25.9	66,735	58,058	14.9
Total Segment Profit	263,679	270,606	(2.6)	867,666	886,039	(2.1)
Net Unallocated Expense	4,457	9,584	(53.5)	31,754	297	10,570.7
Noncontrolling Interest	141	(22)	(744.6)	103	279	(63.3)
Earnings Before Income Taxes	$259,364	$261,000	(0.6)	$836,014	$886,021	(5.6)

Grocery Products

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
(in thousands)	July 26, 2020	July 28, 2019	% Change	July 26, 2020	July 28, 2019	% Change
Volume (lbs.)	307,198	290,658	5.7	963,819	970,003	(0.6)
Net Sales	$580,798	$543,088	6.9	$1,804,674	$1,785,232	1.1
Segment Profit	80,169	58,778	36.4	276,367	258,574	6.9

Volume and sales increased for the third quarter due to strong consumer demand across center store brands, including SPAM®, Skippy®, Herdez®, Hormel® Compleats® and Dinty Moore®. For the first nine months of fiscal 2020, net sales increased as growth from many center store brands more than offset the impact from the CytoSport divestiture last year.

For the third quarter and first nine months of fiscal 2020, segment profit increased as improved sales and favorable product mix more than overcame the divestiture of CytoSport and the benefit from a legal settlement in fiscal 2019.

In the fourth quarter, Grocery Products expects strong demand for its branded retail items to continue.

Refrigerated Foods

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
(in thousands)	July 26, 2020	July 28, 2019	% Change	July 26, 2020	July 28, 2019	% Change
Volume (lbs.)	605,546	558,531	8.4	1,787,698	1,726,682	3.5
Net Sales	$1,363,092	$1,301,101	4.8	$3,962,219	$3,837,732	3.2
Segment Profit	152,822	171,795	(11.0)	451,596	492,476	(8.3)

Third quarter volume and sales increased as strong demand for branded retail and deli products, higher fresh pork commodity sales and the impact from the Sadler’s Smokehouse acquisition more than offset a significant decline in foodservice sales. Improved sales results were driven by value-added brands such as Applegate®, Hormel® Black Label® and Columbus®. For the

first nine months of fiscal 2020, net sales increases from branded retail products, commodity sales and the Sadler's Smokehouse acquisition while foodservice declined.

For the third quarter, Refrigerated Foods segment profit declined as a result of lower foodservice sales, incremental COVID-19 related costs and losses on strategic hog hedge positions. The segment profit decline for the first nine months of fiscal 2020 was primarily due to lower foodservice results.

Refrigerated Foods is expecting lower foodservice demand and higher operating costs in the fourth quarter compared to the prior year. Strength from the retail businesses is expected to continue, though factors such as limited labor availability, production inefficiencies due to COVID-19 safety measures and unseasonably low levels of inventory may limit the Company's ability to supply product in key categories to meet robust demand.

Jennie-O Turkey Store

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
(in thousands)	July 26, 2020	July 28, 2019	% Change	July 26, 2020	July 28, 2019	% Change
Volume (lbs.)	171,313	189,146	(9.4)	577,990	546,916	5.7
Net Sales	$286,805	$298,781	(4.0)	$959,988	$925,271	3.8
Segment Profit	7,069	21,278	(66.8)	72,968	76,931	(5.2)

Sales declined for the third quarter as higher retail sales, led by Jennie-O® lean ground products, did not offset declines in foodservice, commodity and whole-bird sales. For the first nine months of fiscal 2020, improved retail, commodity and whole-bird sales more than offset a decline in foodservice sales.

The sharp decline in segment profit for the third quarter was primarily due to higher manufacturing and live production costs attributed to the impact of three plant pauses on the vertically integrated supply chain early in the quarter. Additionally, the business absorbed incremental COVID-19 related costs. Segment profit for the first nine months of 2020 declined primarily due to COVID-19 impacts on manufacturing and live production costs and lower foodservice sales.

In the fourth quarter, Jennie-O Turkey Store expects strong demand across the retail portfolio to continue as lower foodservice volumes and incremental COVID-19 related costs negatively impact operational performance.

International & Other

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
(in thousands)	July 26, 2020	July 28, 2019	% Change	July 26, 2020	July 28, 2019	% Change
Volume (lbs.)	81,156	85,169	(4.7)	255,766	256,803	(0.4)
Net Sales	$150,762	$147,735	2.0	$461,475	$447,569	3.1
Segment Profit	23,620	18,755	25.9	66,735	58,058	14.9

For the third quarter, sales increases in China and branded exports offset lower fresh pork export results. Worldwide demand for
Skippy® peanut butter and SPAM® luncheon meat was exceptionally strong. For the first nine months of fiscal 2020, the increase in net sales was driven by improved results in China and higher branded export volume.

Segment profit increased due to improved results in China and higher income from the Company's partners in the Philippines, South Korea and Europe. For the first nine months of fiscal 2020, segment profit increased due primarily to higher income from affiliates and stronger results from branded exports.

International & Other anticipates the strong demand for branded exports and year-over-year improvement in China to continue. Higher input costs pose a risk to business results in China and Brazil.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	July 26, 2020	July 28, 2019	July 26, 2020	July 28, 2019
Net Unallocated Expense	$4,457	$9,584	$31,754	$297
Net Earnings (Loss) Attributable to Noncontrolling Interest	141	(22)	103	279

For the third quarter, net unallocated expense declined due to higher investment results. For the first nine months of 2020, net unallocated expense increased significantly due primarily to the one-time gain from the CytoSport divestiture last year.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 27, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents were $1,729.4 million at the end of the first thirty-nine weeks of fiscal 2020 compared to $560.2 million at the end of the comparable fiscal 2019 period.

Cash provided by operating activities was $878.1 million in the first thirty-nine weeks of fiscal 2020 compared to $572.9 million in the same period of fiscal 2019. Lower overall inventory levels drove the majority of the increase. Cash flows from operating activities provide a consistent source of liquidity. The COVID-19 pandemic has caused supply chain disruptions, market volatility and a shift in consumer behavior. The Company believes its balanced business model and strong balance sheet makes it well-positioned to weather the pandemic.

Cash used in investing activities was $506.0 million in the first thirty-nine weeks of fiscal 2020 compared to cash provided by investing activities of $354.9 million in the same period of fiscal 2019. In the first thirty-nine weeks of fiscal 2020, the Company acquired Sadler's Smokehouse for a final purchase price of $270.8 million. In fiscal 2019, the Company received proceeds of $473.9 million for the sale of CytoSport. Capital expenditures in the first thirty-nine weeks of fiscal 2020 increased to $226.8 million from $154.2 million in the comparable period of fiscal 2019. The Company estimates its fiscal 2020 capital expenditures to be approximately $350.0 million. Key projects for the year include an expansion of the Company's Burke Corporation pizza-toppings facility in Nevada, Iowa; a new dry sausage production facility in Omaha, Nebraska; Project Orion; and other projects to support growth of branded products.

Cash provided by financing activities was $684.0 million in the first thirty-nine weeks of fiscal 2020 compared to cash used in financing activities of $826.0 million in the same period of fiscal 2019. On June 11, 2020, the Company issued ten-year senior notes in an aggregate principal amount of $1.0 billion. The Company repurchased $12.4 million of its common stock in the first thirty-nine weeks of fiscal 2020 compared to $174.2 million repurchased during the same period of the prior year. In the first thirty-nine weeks of fiscal 2019, the Company repaid $374.8 million of debt related to the purchase of Columbus. For additional information pertaining to the Company’s share repurchase plans or programs, see Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

Cash dividends paid to the Company’s shareholders continue to be an ongoing financing activity for the Company. Dividends paid in the first thirty-nine weeks of fiscal 2020 were $362.0 million compared to $325.0 million in the comparable period of fiscal 2019. For fiscal 2020, the annual dividend rate was increased to $0.93 per share, representing the 54th consecutive annual dividend increase. The Company has paid dividends for 368 consecutive quarters and expects to continue doing so.

The Company is required by certain covenants in its debt agreements to maintain specified levels of financial ratios and financial position. As of July 26, 2020, the Company was in compliance with all of these debt covenants.

Despite the COVID-19 pandemic, the Company remains confident in its ability to meet its cash flow needs and remains dedicated to returning excess cash flow to shareholders through dividend payments. Top priorities for the Company include reinvestments to ensure employee and food safety, growing the business through innovation, and evaluating opportunities for strategic acquisitions. Capital spending to enhance and expand current operations will also be a significant cash outflow for fiscal 2020.

Contractual Obligations and Commercial Commitments

The Company records income taxes in accordance with the provisions of ASC 740, Income Taxes. The Company is unable to determine its contractual obligations by year related to this pronouncement, as the ultimate amount or timing of settlement of its reserves for income taxes cannot be reasonably estimated. The total liability for unrecognized tax benefits, including interest and penalties, at July 26, 2020, was $24.7 million.

There have been no other material changes to the information regarding the Company’s future contractual financial obligations previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 27, 2019.

Off-Balance Sheet Arrangements

As of July 26, 2020, and October 27, 2019, the Company had $46.8 million and $44.8 million, respectively, of standby letters of credit issued on its behalf. The standby letters of credit are primarily related to the Company’s self-insured workers compensation programs. This amount includes $3.1 million and $2.7 million as of July 26, 2020, and October 27, 2019, respectively, of revocable standby letters of credit for obligations of an affiliated party that may arise under workers compensation claims. Letters of credit are not reflected in the Company’s Consolidated Statements of Financial Position.

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

The Company cautions readers not to place undue reliance on forward-looking statements, which represent current views as of the date made. Forward-looking statements are inherently at risk to any changes in the national and worldwide economic environment, which could include, among other things, changes resulting from the COVID-19 pandemic, economic conditions, political developments, civil unrest, currency exchange rates, interest and inflation rates, accounting standards, taxes, and laws and regulations affecting the Company and its markets.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Hog Markets:  The Company’s earnings are affected by fluctuations in the live hog market. To minimize the impact on earnings, and to ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 10 years. Hogs purchased under contract accounted for 94 percent of the total hogs purchased by the Company during the first thirty-nine weeks of fiscal years 2020 and 2019. The majority of these contracts use market-based formulas based on hog futures, hog primal values, or industry reported hog markets. Other contracts use a formula based on the cost of production, which can fluctuate independently from hog markets. The Company’s value-added branded portfolio helps mitigate changes in hog and pork market prices. Therefore, a hypothetical 10 percent change in the cash hog market would have had an immaterial effect on the Company’s results of operations.

The Company utilizes a hedge program to reduce exposure and offset the fluctuations in the Company's future direct hog purchases. The program utilizes lean hog futures which are accounted for under cash flow hedge accounting. The fair value of the Company's open futures contracts in this program as of July 26, 2020 was $(11.0) million (before tax) compared to $5.8 million (before tax) as of October 27, 2019. The Company measures its market risk exposure on its lean hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for lean hogs. A 10 percent decrease in the market price for lean hogs would have negatively impacted the fair value of the Company's July 26, 2020, open lean hog contracts by $8.7 million, which in turn would lower the Company's future cost on purchased hogs by a similar amount.

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

The Company’s utilizes a hedge program to reduce exposure and offset the fluctuation in the Company's future direct grain purchases. This program utilizes corn futures for Jennie-O Turkey Store, and these contracts are accounted for under cash flow hedge accounting. The fair value of the Company’s open futures contracts as of July 26, 2020, was $(9.8) million (before tax) compared to $(2.2) million (before tax) as of October 27, 2019. The Company measures its market risk exposure on its grain futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain. A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s July 26, 2020, open grain contracts by $6.0 million, which in turn would lower the Company’s future cost on purchased grain by a similar amount.

Other Input Costs: The costs of raw materials, packaging materials, freight, fuel, and energy may cause the Company's results to fluctuate significantly. To manage input cost volatility, the Company pursues cost saving measures, forward pricing, derivatives, and pricing actions when necessary.

Investments:  The Company has corporate-owned life insurance policies classified as trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans. As of July 26, 2020, the balance of these securities totaled $168.5 million compared to $157.5 million as of October 27, 2019. A majority of these securities represent fixed income funds. The Company is subject to market risk due to fluctuations in the value of the remaining investments, as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis. A 10 percent decline in the value of the investments not held in fixed income funds would have a negative impact to the Company’s pretax earnings of approximately $8.0 million, while a 10 percent increase in value would have a positive impact of the same amount.

International Assets:  The fair values of certain Company assets are subject to fluctuations in foreign currencies. The Company's net asset position in foreign currencies as of July 26, 2020 was $571.7 million, compared to $543.8 million as of October 27, 2019, with most of the exposure existing in Chinese yuan and Brazilian real. Changes in currency exchange rates impact the fair values of the Company assets either currently through the Consolidated Statements of Operations within Interest and Investment Income or through the Consolidated Statements of Financial Position within Accumulated Other Comprehensive Loss.

The Company measures its foreign currency exchange risk by using a 10 percent sensitivity analysis on the Company's primary foreign net asset position, the Chinese yuan and Brazilian real, as of July 26, 2020. A 10 percent strengthening in the value of the Chinese yuan relative to the U.S. dollar would result in other comprehensive income of approximately $37.4 million pretax. A 10 percent weakening in the value of the Chinese yuan relative to the U.S. dollar would result in other comprehensive loss of approximately $30.6 million pretax. A 10 percent strengthening in the value of the Brazilian real relative to the U.S. dollar would result in other comprehensive income of approximately $10.9 million pretax. A 10 percent weakening in the value of the Brazilian real relative to the U.S. dollar would result in other comprehensive loss of approximately $8.9 million pretax.

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
The Company is in the midst of a multi-year transformation project (Project Orion) to achieve better analytics, customer service, and process efficiencies through the use of Oracle Cloud Solutions. The initial phase to implement the human resource and payroll process was deployed during the first quarter of fiscal 2020. During the third quarter of fiscal 2020, the Company completed the implementation of the finance phase. Additional phases will continue to be implemented over the next several years. Emphasis has been on the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities throughout development and deployment of each phase.

With the exception of the finance phase implementation described, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) through the third quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company will continue to evaluate as additional phases are deployed.

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

The Company's business may be adversely affected by changes in national or global economic conditions, including inflation, interest rates, availability of capital, energy availability and costs (including fuel surcharges), political developments, civil unrest, and the effects of governmental initiatives to manage economic conditions. Decreases in consumer spending rates and shifts in consumer product preferences could also negatively impact the Company.

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

•	It is possible that the COVID-19 pandemic could negatively affect the Company's labor availability, relations, or labor costs.

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

The Company has already seen many of these risks materialize. The extent of the impact on the Company’s business, financial condition and results of operations is dependent on the length and severity of the pandemic. The COVID-19 pandemic is an unprecedented situation and the Company's understanding of its impacts are changing and evolving on a weekly if not daily basis. The additional risk factors identified here are based upon information known at this time. The COVID-19 pandemic may adversely impact the Company's operations in one or more ways not identified to date.

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

In addition, the Company is in the midst of a multi-year transformation project (Project Orion) to achieve better analytics, customer service, and process efficiencies through the use of Oracle Cloud Solutions. This project is expected to improve the efficiency and effectiveness of certain financial and business transaction processes and the underlying systems environment. The initial phase to implement the human resource and payroll process was deployed during the first quarter of fiscal 2020. During the third quarter of fiscal 2020, the Company implemented the finance phase of the project. Additional integrations are expected to take place over the next few years. Such an implementation is a major undertaking from a financial, management, and personnel perspective. The implementation of the enterprise resource planning system may prove to be more difficult, costly, or time consuming than expected, and there can be no assurance that this system will be beneficial to the extent anticipated.

In an attempt to mitigate these risks, the Company has implemented and continues to evaluate security initiatives and business continuity plans.

Deterioration of labor relations or increases in labor costs could harm the Company’s business.

As of July 26, 2020, the Company had approximately 18,700 employees worldwide, of which approximately 3,270 were represented by labor unions, principally the United Food and Commercial Workers Union. A significant increase in labor costs or a deterioration of labor relations at any of the Company-owned facilities or contracted hog processing facilities resulting in work slowdowns or stoppages could harm the Company’s financial results.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuer purchases of equity securities in the thirteen weeks ended July 26, 2020. The maximum number of shares that may yet be purchased under the plans or programs as of July 26, 2020 is 4,456,320. On January 29, 2013, the Company's Board of Directors authorized the repurchase of 10,000,000 shares of its common stock with no expiration date. On January 26, 2016, the Board of Directors approved a two-for-one split of the Company’s common stock to be effective January 27, 2016. As part of the stock split resolution, the number of shares remaining to be repurchased was adjusted proportionately.

Item 6.  EXHIBITS

4.1	Form of 1.800% Notes due June 11, 2030. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 11, 2020, File No. 001- 02402.)

10.1
Underwriting Agreement, dated as of June 4, 2020, by and between the Company and BofA Securities, Inc., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters.) (Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on June 10, 2020, File No. 001-02402.)

31.1	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended July 26, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Investment, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended July 26, 2020, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORMEL FOODS CORPORATION
(Registrant)

Date: September 1, 2020	By	/s/ JAMES N. SHEEHAN
JAMES N. SHEEHAN
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: September 1, 2020	By	/s/ JANA L. HAYNES
JANA L. HAYNES
Vice President and Controller
(Principal Accounting Officer)