Form 10-K
period 2020-10-25
HORMEL FOODS CORP /DE/
filed 2020-12-04
CIK 48465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 25, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to _________________________

Commission File Number: 1-2402

HORMEL FOODS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	41-0319970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Hormel Place, Austin Minnesota	55912-3680
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (507) 437-5611
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock $0.01465 par value	HRL	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of April 26, 2020, was $13,086,349,866 based on the closing price of $46.61 on the last business day of the registrant’s most recently completed second fiscal quarter.
As of November 29, 2020, the number of shares outstanding of each of the registrant’s classes of common stock was as follows:
Common Stock, $0.01465 – Par Value 539,918,117 shares
Common Stock Non-Voting, $0.01 Par Value – 0 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held January 26, 2021, are incorporated by reference into Part III, Items 10-14. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

HORMEL FOODS CORPORATION

PART I
Item 1.  BUSINESS

General Development of Business

Hormel Foods Corporation, a Delaware corporation (the Company), was founded by George A. Hormel in 1891 in Austin, Minnesota, as Geo. A. Hormel & Company. The Company started as a processor of meat and food products and continues in this line of business. The Company’s name was changed to Hormel Foods Corporation in 1995. The Company is primarily engaged in the production of a variety of meat and food products and the marketing of those products throughout the United States and internationally. Although pork and turkey remain the major raw materials for its products, the Company has emphasized for several years the manufacturing and distribution of branded, value-added consumer items rather than commodity fresh meat products. The Company has continually expanded its product portfolio through organic growth and acquisitions. Refer to Note B - Acquisitions and Divestitures for information on the Company's recent acquisitions and divestitures.

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

The Company had no significant change in the type of products produced or services rendered, or in the markets or methods of distribution, since the beginning of the 2020 fiscal year. The Company has not been involved in any bankruptcy, receivership or similar proceedings during its history.

Segments
The Company reports results in the following four segments:  Grocery Products, Refrigerated Foods, Jennie-O Turkey Store, and International & Other. At the beginning of fiscal 2019, the Hormel Deli Solutions division combined all deli businesses, including the Jennie-O Turkey Store deli division, into one division within the Refrigerated Foods segment. In addition, the ingredients business was realigned from the Grocery Products segment to the Refrigerated Foods segment. Segment results for fiscal years prior to 2019 have been adjusted to reflect these changes. Net sales to unaffiliated customers, operating profit, total assets and the presentation of certain other financial information by segment are reported in Note P - Segment Reporting of the Notes to Consolidated Financial Statements and in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

Description of Business

Products and Distribution
The Company develops, processes, and distributes a wide array of food products in a variety of markets. The Company manufactures its products through various processing facilities and trusted co-manufacturers. The Company’s products primarily consist of meat and other food products sold across multiple distribution channels such as U.S. Retail, U.S. Foodservice, U.S. Deli, and International. Total revenues contributed by classes of similar products and sales channels for the last three fiscal years are reported in Note P - Segment Reporting of the Notes to Consolidated Financial Statements.

Domestically, the Company sells its products in all 50 states. The Company’s products are sold through its sales personnel, operating in assigned territories or as dedicated teams serving major customers coordinated from sales offices predominately located in major U.S. cities. The Company also utilizes independent brokers and distributors. Distribution of products to customers is primarily by common carrier.

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

Raw Materials
The Company has, for the past several years, been concentrating on branded products with year-round demand to minimize the seasonal variation experienced with commodity-type products. Pork continues to be the primary raw material for Company products. The Company’s expanding line of branded products has reduced, but not eliminated, the sensitivity of Company results to raw material supply and price fluctuations.

The majority of the hogs harvested for the Company are purchased under supply contracts from producers located principally in Minnesota and Iowa. The cost of hogs and the utilization of the Company’s facilities are affected by both the level and the methods of pork production in the United States. The Company uses supply contracts to ensure a stable supply of raw materials. The Company’s contracts utilize market-based formulas and/or markets of certain hog production inputs to better balance input costs with customer pricing. All contract costs are fully reflected in the Company’s reported financial statements. In fiscal 2020, the Company purchased 95 percent of its hogs under supply contracts.

In fiscal 2020, Jennie-O Turkey Store raised turkeys representing approximately 78 percent of the volume needed to meet its raw material requirements for branded turkey products and whole birds. Turkeys not sourced within the Company are contracted with independent turkey growers. Jennie-O Turkey Store’s turkey-raising farms are located throughout Minnesota and Wisconsin.

Production costs in raising hogs and turkeys are subject primarily to fluctuations in grain prices and fuel costs. To manage this risk, the Company uses futures contracts to hedge a portion of its anticipated purchases of grain.

The Company purchases other commodity-based raw materials such as beef, pork, and chicken for use across all segments. Raw materials are obtained from various suppliers and manufacturers. The Company has longstanding relationships with its suppliers of raw materials and expects to have an adequate supply for its present needs.

Additionally, the cost and supply of avocados and peanuts are impacted by the changing market forces of supply and demand, which can impact the cost of the Company’s products. The Company uses long-term supply contracts and forward buying in an attempt to manage these risks.

Human Capital
Employees are the cornerstone of the Company and its purpose: Inspired People. Inspired Food™. As of October 25, 2020, the Company had approximately 19,100 active domestic and foreign employees. The Company is committed to supporting employees' professional development as well as providing competitive benefits and a safe, inclusive workplace.

Employee safety remains the Company's top priority. The Company develops and administers company-wide policies to ensure the safety of each team member and compliance with Occupational Safety and Health Administration (OSHA) standards. This includes monthly safety training and assessments as well as annual safety audits.

The Company believes a diverse workforce fosters innovation and cultivates an environment filled with unique perspectives. As a result, diversity and inclusion help the Company meet the needs of customers and consumers around the world. Respect for human rights is fundamental to the Company's business and its commitment to ethical business conduct.

The Company measures employee engagement on an ongoing basis as it believes an engaged workforce leads to a more innovative, productive and profitable company. The results from engagement surveys are used to implement programs and processes designed to keep employees connected with the Company.

Governmental Regulation and Environmental Matters
The Company’s operations are subject to regulation by various governmental agencies which oversee areas such as food safety, workforce immigration, environmental laws, animal welfare, tax regulations, and the processing, packaging, storage, distribution, advertising, and labeling of the Company’s products. The Company believes it is in compliance with such laws and regulations and does not expect continued compliance to have a material impact on capital expenditures, earnings, or competitive position. The Company continues to monitor existing and pending laws and regulations and while the impact of regulatory changes cannot be predicted with certainty, the Company does not expect compliance to have a material adverse effect.

Customers
During fiscal 2020, sales to Walmart Inc. (Walmart) represented approximately 14.6 percent of the Company’s revenues (measured as gross sales less returns and allowances), compared to 13.5 percent in fiscal 2019. Walmart is a customer for all four segments of the Company. The five largest customers in each segment make up approximately the following percentage of segment sales: 44 percent of Grocery Products, 35 percent of Refrigerated Foods, 54 percent of Jennie-O Turkey Store, and 15 percent of International & Other. The loss of one or more of the top customers in any of these segments could have a material adverse effect on the results of such segment.

Competition
The production and sale of meat and food products in the United States and internationally is highly competitive. The Company competes with manufacturers of pork and turkey products as well as national and regional producers of other meat and protein sources, such as beef, chicken, fish, peanut butter, whey, and plant-based proteins.

All segments compete on the basis of price, product quality and attributes, brand identification, breadth of product line, and customer service. Through effective marketing and strong quality assurance programs, the Company’s strategy is to provide high quality products that possess strong brand recognition, which support higher value perceptions with customers.

Patents and Trademarks
There are numerous patents and trademarks important to the Company’s business. The Company holds 34 U.S. and six foreign patents. Most of the trademarks the Company uses are registered in the U.S. and other countries. Some of the more significant owned or licensed trademarks used by the Company or its affiliates are:

HORMEL, ALWAYS TENDER, APPLEGATE, AUSTIN BLUES, BACON 1, BLACK LABEL, BREAD READY, BURKE, CAFÉ H, CERATTI, CHI-CHI’S, COLUMBUS, COMPLEATS, CURE 81, DAN’S PRIZE, DI LUSSO, DINTY MOORE, DON MIGUEL, DOÑA MARIA, EMBASA, FAST ‘N EASY, FIRE BRAISED, FONTANINI, HAPPY LITTLE PLANTS, HERDEZ, HORMEL GATHERINGS, HORMEL VITAL CUISINE, HOUSE OF TSANG, JENNIE-O, JUSTIN’S, LA VICTORIA, LAYOUT, LLOYD’S, MARY KITCHEN, NATURAL CHOICE, OLD SMOKEHOUSE, OVEN READY, PILLOW PACK, ROSA GRANDE, SADLER'S, SKIPPY, SPAM, SPECIAL RECIPE, THICK & EASY, VALLEY FRESH, and WHOLLY.

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

The Company cautions readers not to place undue reliance on forward-looking statements, which represent current views as of the date made. Forward-looking statements are inherently at risk to any changes in the national and worldwide economic environment, which could include, among other things, changes resulting from the COVID-19 pandemic, economic conditions, political developments, civil unrest, currency exchange rates, interest and inflation rates, accounting standards, taxes, laws, and regulations affecting the Company and its markets.

Item 1A.  RISK FACTORS

BUSINESS AND OPERATIONAL RISKS

Deterioration of economic conditions could harm the Company’s business. The Company's business may be adversely affected by changes in national or global economic conditions, including inflation, interest rates, tax rates, availability of capital, energy availability and costs (including fuel surcharges), political developments, civil unrest, and the effects of governmental initiatives to manage economic conditions. Decreases in consumer spending rates and shifts in consumer product preferences could also negatively impact the Company.

Volatility in financial markets and the deterioration of national and global economic conditions could impact the Company’s operations as follows:
▪The financial stability of our customers and suppliers may be compromised, which could result in additional bad debts for the Company or non-performance by suppliers; and
▪The value of our investments in debt and equity securities may decline, including most significantly the Company’s trading securities held as part of a rabbi trust to fund supplemental executive retirement plans and deferred income plans, and the Company’s assets held in pension plans.

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

The Company's goodwill and indefinite lived intangible assets are initially recorded at fair value and are not amortized, but are reviewed for impairment annually or more frequently if impairment indicators arise. Impairment testing requires judgement around estimates and assumptions and is impacted by factors such as revenue growth rates, operating margins, tax rates, royalty rates, and discount rates. An unfavorable change in these factors may lead to the impairment of goodwill and/or intangible assets.

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

The near- and long-term impacts of COVID-19 are unknown and impossible to predict with any level of certainty. At this time, the following potential risk factors arising from COVID-19 pandemic have had and/or may continue to cause one or more of the following impacts on the Company's operations:

•One or more of the Company's manufacturing facilities may be shut down or have their operations significantly impacted due to employee illnesses, increased absenteeism, and/or actions by government agencies. Capital projects may be delayed as additional capacity is no longer currently needed. The Company's co-manufacturers and material suppliers may face similar impacts.
•Regulatory restrictions and measures taken at the Company's facilities to prevent or slow down the spread of COVID-19 may impact facilities’ efficiency.
•Operating costs may increase as measures are put in place to prevent or slow down the spread of COVID-19, such as facility improvements, employee testing, short-term disability policies, and manufacturing employee bonus payments.
•Any new or additional measures required by national, state or local governments to combat COVID-19 may similarly add additional operational costs.
•Ongoing closure or reduced operations at foodservice establishments may impact results for the Company's foodservice business. Bankruptcy filings and/or delinquent payments from foodservice industry or other customers may negatively impact cash flow.
•A national and/or global economic downturn may impact consumer purchase behavior, such as reduced foodservice volume, lower volume in premium brands, and potential loss of business to private label.
•It may become more difficult and/or expensive to obtain debt or equity financing necessary to sustain the Company's operations, make capital expenditures, and/or finance future acquisitions.
•The Company may face litigation by stockholders, employees, suppliers, customers, consumers, and others relating to COVID-19 and its effects.

•The Company relies on its dedicated employees, many of whom have a long tenure with the Company. Operations may be negatively impacted if members of the Company's leadership team, or other key employees, become ill with COVID-19 or otherwise terminate their employment as a result of COVID-19. Further, the Company may face challenges hiring, onboarding, and training new employees, including leadership, which may impact results. The Company also may face operational challenges if government quarantine orders restrict movement of employees.
•It is possible that the COVID-19 pandemic could negatively affect the Company's labor availability, relations, or labor costs.
•In accordance with recommendations to reduce large gatherings and increase social distancing, many of the Company's office-based employees are working remotely, which may bring additional information technology and data security risks.
•Supply chain disruptions of various types arising from COVID-19 may impact the Company's ability to make products, the cost for such products, and the ability to deliver products to customers. Closure or reduced operations of material suppliers could result in shortages of key raw materials, as well as impact prices for those materials. The volatility in the market for raw material and supplies could impact the Company's profitability.
•National, state, and local government orders closing or limiting operation of borders and ports, or imposing quarantine, could impact the Company's ability to obtain raw materials and to deliver finished goods to customers.
•COVID-19 has wide-reaching impacts to society and the business making all decisions, interactions, and transactions significantly more complex.
•The Company is committed to being transparent through communications to inform shareholders, employees, customers, consumers, and others about the enhanced safety protocols implemented. The Company must keep pace with a rapidly changing media environment. If the Company's public relations efforts are not effective or if consumers perceive them to be irresponsible, the Company's competitive position, reputation, and market share may suffer.

The Company has already seen several of these risks materialize. The extent of the impact on the Company’s business, financial condition and results of operations is dependent on the length and severity of the pandemic. The COVID-19 pandemic is an unprecedented situation and the Company's understanding of its impacts is changing and evolving. The additional risk factors identified here are based upon information known at this time. The COVID-19 pandemic may adversely impact the Company's operations in one or more ways not identified to date.

The Company’s operations are subject to the general risks associated with acquisitions and divestitures. The Company has made several acquisitions and divestitures in recent years, most recently the acquisition of Sadler's Smokehouse, that align with the Company’s strategic initiative of delivering long-term value to shareholders. The Company regularly reviews strategic opportunities to grow through acquisitions and to divest non-strategic assets. Potential risks associated with these transactions include the inability to consummate a transaction on favorable terms, the diversion of management's attention from other business concerns, the potential loss of key employees and customers of current or acquired companies, the inability to integrate or divest operations successfully, the possible assumption of unknown liabilities, potential disputes with buyers or sellers, potential impairment charges if purchase assumptions are not achieved, and the inherent risks in entering markets or lines of business in which the Company has limited or no prior experience. Any or all of these risks could impact the Company’s financial results and business reputation. In addition, acquisitions outside the United States may present unique challenges and increase the Company's exposure to the risks associated with foreign operations.

The Company is subject to disruption of operations at co-manufacturers, suppliers, or other third-party service providers. Disruption of operations at co‑manufacturers or other suppliers may impact the Company’s product or raw material supply, which could have an adverse effect on the Company’s financial results. Additionally, actions taken to mitigate the impact of any potential disruption, including increasing inventory in anticipation of a potential production or supply interruption, may adversely affect the Company’s financial results.

The Company regularly engages third-party service providers to support various business functions such as benefit plan administration, payroll processing, information technology, and cloud computing services. A disruption in services from these partners could have an adverse effect on the Company's business.

The Company is subject to the loss of a material contract. The Company is a party to several supply, distribution, contract packaging and other material contracts. The loss of a material contract could adversely affect the Company’s financial results. The Company currently sources approximately 30% of its pork raw materials from Wholestone Farms, LLC (Wholestone) under a supply agreement expiring in December 2021. The Company is in negotiations with Wholestone as well as evaluating alternative procurement options.

The Company may be adversely impacted if the Company is unable to protect information technology systems against, or effectively respond to, cyber-attacks or security breaches. Information technology systems are an important part of the Company’s business operations. In addition, the Company increasingly relies upon third-party service providers for a variety of business functions, including cloud-based services. Attempted cyber-attack and other cyber incidents are occurring more frequently and are being made by groups and individuals with a wide range of motives and expertise.

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

Deterioration of labor relations or increases in labor costs could harm the Company’s Business. As of October 25, 2020, approximately 3,470 of the Company's employees were represented by labor unions, principally the United Food and Commercial Workers Union. A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities or co-manufacturing facilities resulting in work slowdowns or stoppages could harm the Company’s financial results.

INDUSTRY RISKS

The Company’s operations are subject to the general risks of the food industry. The food products manufacturing industry is subject to the risks posed by:
▪food spoilage;
▪food contamination caused by disease-producing organisms or pathogens, such as Listeria monocytogenes, Salmonella, and pathogenic E coli.;
▪food allergens;
▪nutritional and health-related concerns;
▪federal, state, and local food processing controls;
▪consumer product liability claims;
▪product tampering; and
▪the possible unavailability and/or expense of liability insurance.

The pathogens that may cause food contamination are found generally in livestock and in the environment and thus may be present in our products. These pathogens can also be introduced to our products as a result of improper handling by customers or consumers. We do not have control over handling procedures once our products have been shipped for distribution. If one or more of these risks were to materialize, the Company’s brand and business reputation could be negatively impacted. In addition, revenues could decrease, costs of doing business could increase, and the Company’s operating results could be adversely affected.

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

In recent years, the outbreak of ASF has impacted hog herds in China, Asia, and Europe. If an outbreak of ASF were to occur in the United States, the Company's supply of hogs and pork could be materially impacted.

The Company has developed business continuity plans for various disease scenarios and will continue to update these plans as necessary. There can be no assurance given, however, that these plans will be effective in eliminating the negative effects of any such diseases on the Company’s operating results.

Fluctuations in commodity prices and availability of pork, poultry, beef, feed grains, avocados, peanuts, and energy could harm the Company’s earnings. The Company’s results of operations and financial condition are largely dependent upon the cost and supply of pork, poultry, beef, feed grains, avocados, and peanuts as well as energy costs and the selling prices for many of our products, which are determined by constantly changing market forces of supply and demand.

The live hog industry has evolved to large, vertically-integrated operations using long-term supply agreements. Typically, this results in fewer hogs being available on the cash spot market. Consequently, the Company uses long-term supply contracts priced on market-based formulas or the cost of production to ensure a stable supply of raw materials while minimizing extreme fluctuations in costs over the long-term. This may result, in the short-term, in higher live hog costs compared to the cash spot market, depending on the relationship of the cash spot market to contract prices. Market-based pricing on certain product lines, and lead time required to implement pricing adjustments, may prevent all or part of these cost increases from being recovered, and these higher costs could adversely affect our short-term financial results.

Jennie-O Turkey Store raises turkeys and contracts with turkey growers to meet its raw material requirements for whole birds and processed turkey products. Results in these operations are affected by the cost and supply of feed grains, which fluctuates due to climate conditions, production forecasts, and supply and demand conditions at local, regional, national, and worldwide markets. The Company attempts to manage some of its short-term exposure to fluctuations in feed prices by forward buying, using futures contracts, and pursuing pricing advances. However, these strategies may not be adequate to overcome sustained increases in market prices due to alternate uses for feed grains or other changes in these market conditions.

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

Market demand for the Company’s products may fluctuate. The Company faces competition from producers of alternative meats and protein sources, including pork, beef, turkey, chicken, fish, nut butters, whey, and plant-based proteins. The factors on which the Company competes include:
▪price;
▪product quality and attributes;
▪brand identification;
▪breadth of product line; and
▪customer service.

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

LEGAL AND REGULATORY RISKS

The Company’s operations are subject to the general risks of litigation. The Company is involved on an ongoing basis in litigation arising in the ordinary course of business. Trends in litigation may include class actions involving employees, consumers, competitors, suppliers, shareholders, or injured persons, and claims relating to product liability, contract disputes, antitrust regulations, intellectual property, advertising, labeling, wage and hour laws, employment practices or environmental matters. Neither litigation trends nor the outcomes of litigation can be predicted with certainty and adverse litigation trends and outcomes could negatively affect the Company’s financial results.

Government regulation, present and future, exposes the Company to potential sanctions and compliance costs that could adversely affect the Company’s business. The Company’s operations are subject to extensive regulation by the U.S. Department of Homeland Security, the U.S. Department of Agriculture, the U.S. Food and Drug Administration, federal and state taxing authorities and other federal, state, and local authorities which oversee workforce immigration, taxation, animal welfare, food safety, and the processing, packaging, storage, distribution, advertising, and labeling of the Company’s products. The Company’s manufacturing facilities and products are subject to ongoing inspection by federal, state and local authorities. Claims or enforcement proceedings could be brought against the Company in the future. The availability of government inspectors due to a government furlough could also cause disruption to the Company’s manufacturing facilities. Additionally, the Company is subject to new or modified laws, regulations, and accounting standards. The Company’s failure or inability to comply with such requirements could subject the Company to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions.

The Company is subject to stringent environmental regulation and potentially subject to environmental litigation, proceedings, and investigations. The Company’s past and present business operations and ownership and operation of real property are subject to stringent federal, state, and local environmental laws and regulations pertaining to the discharge of materials into the environment and the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to protection of the environment. Compliance with these laws and regulations, as well as any modifications, is material to the Company’s business. Some of the Company’s facilities have been in operation for many years and, over time, the Company and other prior operators of these facilities may have generated and disposed of wastes that now may be considered hazardous. Future discovery of contamination of property underlying or in the vicinity of the Company’s present or former properties or manufacturing facilities and/or waste disposal sites could require the Company to incur additional expenses related to additional investigation, assessment or other requirements. The occurrence of any of these events, the implementation of new laws and regulations or stricter interpretation of existing laws or regulations could adversely affect the Company’s financial results.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

The Company's global headquarters are located in Austin, Minnesota. The Company has various processing plants, warehouses and operational facilities, mainly in the states of Iowa, Minnesota, Illinois, and Wisconsin. The Company maintains a national sales force through strategic placement of sales offices throughout the United States. Properties are also maintained internationally to support global processing and sales. The majority of Company property is owned. Leased property is used as needed for Company production and sales. Property leases range in duration from one to twelve years.

Area* (Square feet)	Refrigerated Foods	Grocery Products	Jennie-O Turkey Store	International & Other	Corporate	Total
Processing Plants	4,971,000	1,648,000	1,987,000	1,243,000		9,849,000
Warehouse/Distribution Centers	497,000	885,000	140,000	79,000		1,601,000
Live Production	816,000		314,000			1,130,000
Administrative/Sales/Research	65,000	6,000	66,000	34,000	563,000	734,000
Total	6,349,000	2,539,000	2,507,000	1,356,000	563,000	13,314,000
*Many of the Company's properties are utilized by more than one segment. These facilities are reflected in the principle segment for presentation purposes. Additionally, turkey growout facilities are excluded.

The Company believes its operating facilities are well maintained and suitable for current production volumes. The Company regularly engages in construction and other capital improvement projects with a focus on value-added capacity projects and automation.

Item 3.  LEGAL PROCEEDINGS

The Company is a party to various legal proceedings related to the ongoing operation of its business, including claims both by and against the Company. At any time, such proceedings typically involve claims related to product liability, labeling, contracts, antitrust regulations, intellectual property, competition laws, employment practices, or other actions brought by employees, customers, consumers, competitors or suppliers. The Company establishes accruals for its potential exposure, as appropriate, for claims against the Company when losses become probable and reasonably estimable. However, future developments or settlements are uncertain and may require the Company to change such accruals as proceedings progress. Resolution of any currently known matters, either individually or in the aggregate, are not expected to have a material effect on the Company’s financial condition, results of operations, or liquidity.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Information About Executive Officers

		CURRENT OFFICE AND PREVIOUS
NAME	AGE	FIVE YEARS EXPERIENCE	DATES
James P. Snee	53	Chairman of the Board, President and Chief Executive Officer	11/20/17 to Present
		President and Chief Executive Officer	10/31/16 to 11/19/17
		President and Chief Operating Officer	10/26/15 to 10/30/16

James N. Sheehan	65	Executive Vice President and Chief Financial Officer	01/29/19 to Present
		Senior Vice President and Chief Financial Officer	10/31/16 to 01/28/19
		Vice President and Chief Accounting Officer	05/30/16 to 10/30/16
		Vice President and Controller	05/01/00 to 05/29/16

Deanna T. Brady	55	Executive Vice President (Refrigerated Foods)	10/28/19 to Present
		Group Vice President/President Consumer Product Sales	10/26/15 to 10/27/19

Glenn R. Leitch	60	Executive Vice President (Supply Chain)	12/04/17 to Present
		Group Vice President/President Jennie-O Turkey Store, Inc.	10/31/11 to 12/03/17

PJ Connor	51	Group Vice President/President Consumer Product Sales	10/28/19 to Present
		Vice President (Senior Vice President Consumer Product Sales)	10/31/11 to 10/27/19

Luis G. Marconi	54	Group Vice President (Grocery Products)	10/31/16 to Present
		Vice President (Grocery Products Marketing)	03/05/12 to 10/30/16

Swen Neufeldt	47	Group Vice President (Hormel Foods International Corporation)	06/29/20 to Present
		Vice President (Meat Products)	10/31/16 to 06/28/20
		President Asia Pacific (Hormel Foods International Corporation)	10/27/14 to 10/30/16

Mark A. Coffey	58	Senior Vice President (Supply Chain and Manufacturing)	03/28/17 to Present
		Vice President (Supply Chain)	02/06/17 to 03/27/17
		Vice President (Affiliated Businesses)	10/31/11 to 02/05/17

Janet L. Hogan	56	Senior Vice President (Human Resources)	03/28/17 to Present
		Vice President (Human Resources)	01/18/17 to 03/27/17
		Senior Vice President (Human Resources), ProQuest LLC	10/10/16 to 01/17/17
		Executive Vice President, Chief Human Resources Officer, Oshkosh Corporation	05/12/14 to 02/20/16

Pierre M. Lilly	49	Senior Vice President and Chief Compliance Officer	10/26/20 to Present
		Director of Internal Audit	05/30/16 to 10/25/20
		Assistant Director of Internal Audit	02/15/16 to 05/29/16
		Senior Director of Internal Audit, National Express Corporation	09/28/15 to 02/12/16

Steven J. Lykken	50	Senior Vice President/President Jennie-O Turkey Store, Inc.	12/04/17 to Present
		President Applegate Farms, LLC	04/11/16 to 12/03/17
		Chief Operating Officer Applegate Farms, LLC	08/17/15 to 04/10/16

Lori J. Marco	53	Senior Vice President (External Affairs) and General Counsel	03/30/15 to Present

Kevin L. Myers, Ph.D.	55	Senior Vice President (Research and Development and Quality Control)	03/30/15 to Present

Jana L. Haynes	48	Vice President and Controller	05/30/16 to Present
		Director of Investor Relations	10/28/13 to 05/29/16

Gary L. Jamison	55	Vice President and Treasurer	5/30/16 to Present
		Vice President and Chief Financial Officer Jennie-O Turkey Store, Inc.	12/31/12 to 05/29/16

No family relationship exists among the executive officers.

Executive officers are designated annually by the Board of Directors at the first meeting following the Annual Meeting of Stockholders. Vacancies may be filled and additional officers elected at any time. The Company's Chief Executive Officer has the authority to appoint and remove Vice Presidents (other than Executive Vice Presidents, Group Vice Presidents, and Senior Vice Presidents).

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information
Hormel Foods Corporation’s common stock is traded on the New York Stock Exchange under the symbol HRL. The CUSIP number is 440452100.

Holders
There are approximately 12,600 record stockholders and 136,000 stockholders whose shares are held in street name by brokerage firms and financial institutions.

There were no issuer purchases of equity securities in the fourth quarter of fiscal 2020. The maximum number of shares that may yet be purchased under the plans or programs as of October 25, 2020 is 4,456,320. On January 29, 2013, the Company's Board of Directors authorized the repurchase of 10,000,000 shares of its common stock with no expiration date. On January 26, 2016, the Board of Directors approved a two-for-one split of the Company’s common stock to be effective January 27, 2016. As part of the stock split resolution, the number of shares remaining to be repurchased was adjusted proportionately.

Dividends
The Company has paid dividends for 369 consecutive quarters. The annual dividend rate for fiscal 2021 was increased 5 percent to $0.98 per share, representing the 55th consecutive annual dividend increase. The Company is dedicated to returning excess cash flow to shareholders through dividend payments.

Shareholder return performance graph
The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend-reinvested basis, for the Company, the S&P 500 Index, and the S&P 500 Packaged Foods & Meats Index for the five years ended October 25, 2020. The graph assumes $100 was invested in each, as of the market close on October 26, 2015. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Item 6.  SELECTED FINANCIAL DATA

The information set forth below for the five years ended October 25, 2020, is not necessarily indicative of results of future operations. To fully understand factors that may affect the comparability of the information presented below, this information should be read in conjunction with Part I-Item 1 Business, Part II-Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and related notes thereto included in Part II-Item 8 Financial Statements and Supplementary Data of this Form 10-K.

(in thousands, except per share amounts)	2020	2019	2018	2017	2016*
Operations
Net Sales	$9,608,462	$9,497,317	$9,545,700	$9,167,519	$9,523,224
Net Earnings Attributable to Hormel Foods Corporation	908,082	978,806	1,012,140	846,735	890,052
% of Net Sales	9.5%	10.3%	10.6%	9.2%	9.3%
EBIT(1)	1,099,948	1,195,923	1,179,519	1,276,374	1,312,918
% of Net Sales	11.4%	12.6%	12.4%	13.9%	13.8%
EBITDA(2)	1,305,729	1,361,132	1,341,377	1,407,351	1,444,886
% of Net Sales	13.6%	14.3%	14.1%	15.4%	15.2%
Return on Invested Capital(3)	11.6%	15.6%	16.2%	16.3%	18.9%
Financial Position
Total Assets	$9,908,282	$8,109,004	$8,142,292	$6,975,908	$6,370,067
Total Debt, Including Finance Leases	1,303,627	269,713	624,840	250,000	250,000
Hormel Foods Corporation Shareholders’ Investment	6,425,548	5,921,458	5,600,811	4,935,907	4,448,006
Cash Flows
Capital Expenditures	367,501	293,838	389,607	221,286	255,524
Acquisitions of Businesses and Intangibles	270,789	—	857,668	520,463	280,889
Proceeds from Sale of Business	—	479,806	—	135,944	110,149
Share Repurchase	12,360	174,246	46,898	94,487	87,885
Dividends Paid	487,376	437,053	388,107	346,010	296,493
Common Stock
Weighted-Average Shares Outstanding – Basic	538,007	534,578	530,742	528,363	529,290
Weighted-Average Shares Outstanding – Diluted	546,592	545,232	543,869	539,116	542,473
Earnings Per Share – Basic	$1.69	$1.83	$1.91	$1.60	$1.68
Earnings Per Share – Diluted	1.66	1.80	1.86	1.57	1.64
Dividends Declared per Share	0.93	0.84	0.75	0.68	0.58
Hormel Foods Corporation Shareholders’ Investment per Share	11.90	11.08	10.49	9.34	8.42
The Company provides EBIT, EBITDA, and Return on Invested Capital because these measures are useful to management and investors as indicators of operating strength relative to prior years and are commonly used to benchmark the Company’s performance. These measures are calculated as follows:

(in thousands)	2020	2019	2018	2017	2016*
(1) EBIT:
Net Earnings Attributable to Hormel Foods Corporation	$908,082	$978,806	$1,012,140	$846,735	$890,052
Plus: Income Tax Expense	206,393	230,567	168,702	431,542	426,698
Plus: Interest Expense	21,069	18,070	26,494	12,683	12,871
Less: Interest and Investment Income**	35,596	31,520	27,817	14,586	16,703
EBIT	$1,099,948	$1,195,923	$1,179,519	$1,276,374	$1,312,918
(2) EBITDA:
EBIT per above	1,099,948	1,195,923	1,179,519	1,276,374	1,312,918
Plus: Depreciation and Amortization	205,781	165,209	161,858	130,977	131,968
EBITDA	$1,305,729	$1,361,132	$1,341,377	$1,407,351	$1,444,886
(3) Return on Invested Capital:
EBIT per above	1,099,948	1,195,923	1,179,519	1,276,374	1,312,918
X (1 – Effective Tax Rate***)	81.5%	80.9%	85.7%	66.2%	67.6%
After-tax EBIT	$896,238	$967,860	$1,010,966	$845,470	$887,401
Divided by:
Total Debt, Including Finance Leases	1,303,627	269,713	624,840	250,000	250,000
Hormel Foods Corporation Shareholders’ Investment	6,425,548	5,921,458	5,600,811	4,935,907	4,448,006
Total Debt and Shareholders’ Investment	$7,729,175	$6,191,171	$6,225,651	$5,185,907	$4,698,006
Return on Invested Capital	11.6%	15.6%	16.2%	16.3%	18.9%

* Fiscal 2016 included 53 weeks.
** Adjusted due to the adoption of Accounting Standards Update (ASU) 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715).
*** Excluding earnings attributable to noncontrolling interests.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Executive Overview

Fiscal 2020: Sales for the year were a record $9.6 billion, a 1 percent increase from last year, as all four business segments delivered sales growth. Organic net sales1 increased 2 percent. (1See explanation of non-GAAP financial measures in the Consolidated Results section). Due to the impact of the COVID-19 pandemic on the last three fiscal quarters of 2020, the Company experienced significant demand shifts from its domestic foodservice business to its domestic retail business. Net sales increased for the year due to higher branded retail sales from all business segments, higher commodity sales in Refrigerated Foods and Jennie-O Turkey Store, and the acquisition of the Sadler's Smokehouse business. These gains offset a dramatic decline in foodservice sales and the impact of the CytoSport divestiture last year. Earnings before tax declined 8 percent, as the Company absorbed approximately $80 million in incremental costs related to the COVID-19 pandemic. The 7 percent decrease in net earnings attributable to the Company was driven by COVID-19 related expenses in addition to the impact of the gain on the CytoSport divestiture last year. Diluted earnings per share for fiscal 2020 were $1.66, an 8 percent decrease compared to $1.80 per share last year.

Grocery Products segment profit for the full year increased as improved center store retail sales and favorable product mix more than overcame the divestiture of CytoSport and the benefit from a legal settlement in fiscal 2019. International & Other segment results increased significantly for the full year of fiscal 2020 due to higher income from the Company's partners in the Philippines, South Korea and Europe, branded export growth, and improved results in China. Earnings for the Jennie-O Turkey Store segment deceased primarily due to lower foodservice earnings and increased supply chain costs related to the COVID-19 impacts on manufacturing and live production. Refrigerated Foods segment results declined for the full year as lower foodservice sales and incremental supply chain costs related to COVID-19 more than offset excellent performances from the retail businesses.

In response to the COVID-19 pandemic, the Company committed to making investments necessary to keep its team members safe. These investments included: enhanced safety procedures across the Company's facilities; providing personal protective equipment for all production team members; frequent disinfecting of high-touch areas; reconfiguration of common areas and workstations; temperature and wellness screenings; revised shift scheduling; reduced production line speeds; new guidelines on carpooling; more extensive social distancing measures throughout each facility; and where possible, providing remote work opportunities and facilitating access to rapid testing for employees. The Company also paid over $11 million in bonuses to full- and part-time plant production team members during the year.

Additionally, the Company continued to reinvest into the business through capital expenditures while returning cash back to shareholders in the form of dividends. Capital expenditures were $367.5 million in fiscal 2020. Notable projects included the completion of the Burke pizza toppings plant expansion, significant work on a new dry sausage facility in Nebraska, Project Orion, and many other projects to support growth of branded products. The annual dividend for 2021 will be $0.98 per share and marks the 55th consecutive year of dividend increases, representing an increase of 5 percent.

In March, the Company acquired Sadler's Smokehouse for $270.8 million. In June, the Company issued $1.0 billion, ten-year notes at an annual interest rate of 1.8 percent. The proceeds from the offering is expected to provide liquidity and allow the business to take advantage of strategic opportunities.

Fiscal 2021 Outlook: We are optimistic about our ability to grow sales and earnings in fiscal 2021. Sales for our retail products is expected to remain strong but not to the level of growth seen in fiscal 2020. Sales momentum for products such as SKIPPY® peanut butter, Herdez® salsas and sauces, Hormel® Black Label® bacon, Applegate® brands, and Jennie-O® lean ground turkey is expected to continue. Key product lines are expected to benefit from structurally higher capacity compared to last year. We anticipate a modest recovery in the foodservice industry but likely not back to 2019 levels. Brands like Hormel® Bacon 1TM, Hormel® Fire BraisedTM, Sadler’s®, and Café H® are well-positioned to grow as the industry recovers. Additional restrictions related to on-premise dining and regional lockdowns could impact the recovery of the foodservice industry. We expect the COVID-19 related higher cost structure in our domestic operations to continue through the first half of fiscal 2021 and for the majority of COVID-19 costs to subside as the pandemic comes under control. The availability of labor to staff our domestic production facilities and higher input costs present risk to our sales and profitability. Barring any unforeseen trade issues, the International & Other segment expects continued growth from the China business and the SPAM® and SKIPPY® brands.

Due to consistent cash flow, liquidity, and a strong balance sheet, the Company remains in a position of strength heading into fiscal 2021. We plan to invest our capital to support the growth of the value-added businesses and advertise our numerous iconic brands. We plan to open a new dry sausage facility for the Columbus® brand in the second quarter as well as invest in additional capacity to support our pepperoni business. Additionally, we are committed to returning cash to shareholders in the form of dividends.

A detailed review of the Company's fiscal 2020 performance compared to fiscal 2019 appears in following section. A detailed review of the fiscal 2019 performance compared to fiscal 2018 is set forth in Part II, Item 7 of the Company's Form 10-K for the fiscal year ended October 27, 2019 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.

Results of Operations

OVERVIEW

The Company is a processor of branded and unbranded food products for retail, foodservice, deli, and commercial customers. At the beginning of fiscal 2019, the Company aligned all deli businesses, including the Jennie-O Turkey Store deli division, into Hormel Deli Solutions reporting within the Refrigerated Foods segment. In addition, the ingredients business was realigned from the Grocery Products segment to the Refrigerated Foods segment. Periods presented herein have been recast to reflect these changes. Periods presented have also been adjusted due to the adoption of Accounting Standards Update (ASU) 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715). See Note A - Summary of Significant Accounting Policies for more information.

The Company operates in the following four reportable segments:

Segment	Business Conducted

Grocery Products	This segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market, along with the sale of nutritional and private label shelf-stable products to retail, foodservice, and industrial customers. This segment also includes the results from the Company’s MegaMex Foods, LLC (MegaMex) joint venture.

Refrigerated Foods	This segment consists primarily of the processing, marketing, and sale of branded and unbranded pork, beef, chicken and turkey products for retail, foodservice, deli and, commercial customers.

Jennie-O Turkey Store	This segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for retail, foodservice, and commercial customers.

International & Other	This segment includes Hormel Foods International, which manufactures, markets and sells Company products internationally. This segment also includes the results from the Company’s international joint ventures and royalty arrangements.

The Company’s fiscal year consisted of 52 weeks in fiscal years 2020, 2019, and 2018. Fiscal 2021 will consist of 53 weeks.

FISCAL YEARS 2020 AND 2019

CONSOLIDATED RESULTS

Net Earnings and Diluted Earnings Per Share

	Fourth Quarter Ended			Year Ended
(in thousands, except per share amounts)	October 25, 2020	October 27, 2019	% Change	October 25, 2020	October 27, 2019	% Change
Net Earnings	$234,356	$255,503	(8.3)	$908,082	$978,806	(7.2)
Diluted Earnings Per Share	0.43	0.47	(8.5)	1.66	1.80	(7.8)

Volume and Net Sales

	Fourth Quarter Ended			Year Ended
(in thousands)	October 25, 2020	October 27, 2019	% Change	October 25, 2020	October 27, 2019	% Change
Volume (lbs.)	1,209,434	1,236,877	(2.2)	4,794,706	4,737,281	1.2
Organic Volume(1)	1,204,662	1,236,877	(2.6)	4,779,409	4,665,319	2.4
Net Sales	$2,420,105	$2,501,513	(3.3)	$9,608,462	$9,497,317	1.2
Organic Net Sales(1)	2,392,741	2,501,513	(4.3)	9,519,099	9,362,840	1.7

(1) COMPARISON OF U.S. GAAP TO NON-GAAP FINANCIAL MEASUREMENTS

The non-GAAP adjusted financial measurements of organic net sales and organic volume are presented to provide investors with additional information to facilitate the comparison of past and present operations. Organic net sales and organic volume are defined as net sales and volume, excluding the impact of acquisitions and divestitures. Organic net sales and organic volume exclude the impacts of the Sadler's Smokehouse acquisition (March 2020) in the Refrigerated Foods segment and the CytoSport divestiture (April 2019) in the Grocery Products, and International & Other segments.

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

Reconciliation of Non-GAAP Measures

4th Quarter

Volume (lbs.)

	October 25, 2020			October 27, 2019
(in thousands)	Reported (GAAP)	Acquisitions	Organic (Non-GAAP)	Reported (GAAP)	Divestitures	Organic (Non-GAAP)	Organic % change
Grocery Products	317,743	—	317,743	313,489	—	313,489	1.4
Refrigerated Foods	572,873	(4,772)	568,101	598,474	—	598,474	(5.1)
Jennie-O Turkey Store	237,435	—	237,435	242,421	—	242,421	(2.1)
International & Other	81,383	—	81,383	82,493	—	82,493	(1.3)
Total Volume	1,209,434	(4,772)	1,204,662	1,236,877	—	1,236,877	(2.6)

Net Sales

	October 25, 2020			October 27, 2019
(in thousands)	Reported (GAAP)	Acquisitions	Organic (Non-GAAP)	Reported (GAAP)	Divestitures	Organic (Non-GAAP)	Organic % change
Grocery Products	$580,617	$—	$580,617	$584,085	$—	$584,085	(0.6)
Refrigerated Foods	1,308,842	(27,364)	1,281,478	1,373,009	—	1,373,009	(6.7)
Jennie-O Turkey Store	373,471	—	373,471	398,512	—	398,512	(6.3)
International & Other	157,175	—	157,175	145,907	—	145,907	7.7
Total Net Sales	$2,420,105	$(27,364)	$2,392,741	$2,501,513	$—	$2,501,513	(4.3)

Net sales for the fourth quarter of fiscal 2020 decreased, as higher sales of whole-birds at Jennie-O Turkey Store, the impact from the Sadler's Smokehouse acquisition, and strong retail sales growth of Applegate® products, Jennie-O® lean ground turkey, Black Label® bacon, and Skippy® peanut butter could not overcome significantly lower enterprise-wide foodservice sales.

Full Year

Volume (lbs.)

	October 25, 2020			October 27, 2019
(in thousands)	Reported (GAAP)	Acquisitions	Organic (Non-GAAP)	Reported (GAAP)	Divestitures	Organic (Non-GAAP)	Organic % change
Grocery Products	1,281,562	—	1,281,562	1,283,492	(69,910)	1,213,582	5.6
Refrigerated Foods	2,360,571	(15,298)	2,345,273	2,325,156	—	2,325,156	0.9
Jennie-O Turkey Store	815,425	—	815,425	789,337	—	789,337	3.3
International & Other	337,149	—	337,149	339,296	(2,052)	337,244	—
Total Volume	4,794,707	(15,298)	4,779,409	4,737,281	(71,962)	4,665,319	2.4

Net Sales

	October 25, 2020			October 27, 2019
(in thousands)	Reported (GAAP)	Acquisitions	Organic (Non-GAAP)	Reported (GAAP)	Divestitures	Organic (Non-GAAP)	Organic % change
Grocery Products	$2,385,291	$—	$2,385,291	$2,369,317	$(130,588)	$2,238,729	6.5
Refrigerated Foods	5,271,061	(89,363)	5,181,698	5,210,741	—	5,210,741	(0.6)
Jennie-O Turkey Store	1,333,459	—	1,333,459	1,323,783	—	1,323,783	0.7
International & Other	618,650	—	618,650	593,476	(3,889)	589,587	4.9
Total Net Sales	$9,608,462	$(89,363)	$9,519,099	$9,497,317	$(134,477)	$9,362,840	1.7

For fiscal 2020, net sales increased due to higher branded retail sales from all business segments, higher commodity sales in Refrigerated Foods and Jennie-O Turkey Store, and the acquisition of Sadler's Smokehouse. The impact of the COVID-19 pandemic and subsequent shift in consumer behavior toward the retail channel led to a dramatic decline in foodservice sales. Net sales were also negatively impacted by the CytoSport divestiture last year.

In fiscal 2021, the Company expects net sales growth due to continued momentum from the retail and international channels and a recovery in the foodservice industry. Grocery Products expects strong demand for its branded retail items to continue. The business is expected to benefit from structural capacity improvements on key categories such as canned meats and chili. The International & Other segment expects stronger sales in China and continued growth of SPAM® luncheon meat and Skippy ® peanut butter. The retail businesses in Refrigerated Foods should continue to grow, led by the Hormel® Black Label® and Applegate® brands. We expect a recovery in the foodservice industry and growth from the Hormel® Bacon 1TM, Hormel® Fire BraisedTM, Sadler’s®, and Café H® brands. The deli division is expected to continue to grow the Columbus ® brand as new capacity comes online. Jennie-O Turkey Store is expecting sales growth from Jennie-O ® lean ground turkey and a recovery in foodservice.

Cost of Products Sold

	Fourth Quarter Ended			Year Ended
	October 25,	October 27,		October 25,	October 27,
(in thousands)	2020	2019	% Change	2020	2019	% Change
Cost of Products Sold	$1,962,340	$2,007,790	(2.3)	$7,782,498	$7,612,669	2.2

Cost of products sold for the fourth quarter of fiscal 2020 decreased primarily due to lower value-added foodservice sales. Cost of products sold for the full year increased driven by record sales and approximately $80 million of incremental operational costs related to the COVID-19 pandemic. These costs included lower production volumes, employee bonuses, and enhanced safety measures in the Company's facilities.

The Company expects to absorb additional COVID-19 related operational costs during the first half of fiscal 2021. As the pandemic comes under control, the majority of these costs should subside.

Gross Profit

	Fourth Quarter Ended			Year Ended
	October 25,	October 27,		October 25,	October 27,
(in thousands)	2020	2019	% Change	2020	2019	% Change
Gross Profit	$457,765	$493,723	(7.3)	$1,825,963	$1,884,648	(3.1)
Percentage of Net Sales	18.9%	19.7%		19.0%	19.8%

Consolidated gross profit as a percentage of net sales for the fourth quarter and full year declined. The mix impact from lower foodservice sales in the Refrigerated Foods and Jennie-O Turkey Store segments and the incremental supply chain costs incurred related to the COVID-19 pandemic were the primary drivers of the decline.

In fiscal 2021, higher sales and improved mix are expected to lead to gross profit expansion. The Company expects the higher cost structure related to COVID-19 to continue through the first half. Higher raw material input costs present a risk to the Company's profitability.

Selling, General, and Administrative (SG&A)

	Fourth Quarter Ended			Year Ended
	October 25,	October 27,		October 25,	October 27,
(in thousands)	2020	2019	% Change	2020	2019	% Change
SG&A	$190,797	$183,795	3.8	$761,315	$727,584	4.6
Percentage of Net Sales	7.9%	7.3%		7.9%	7.7%

SG&A expenses for the fourth quarter increased driven by higher advertising investments in 2020 and lower pension and other employee-related expenses last year. Full year SG&A increased as a result of various factors impacting comparability to last year. These factors included the one-time gain from the divestiture of CytoSport, a partial year of expenses related to CytoSport, and a legal settlement.

Advertising investments in the fourth quarter were $29 million, an increase of 14 percent. Advertising investments declined for fiscal 2020 due primarily to the divestiture of CytoSport.

In fiscal 2021, the Company intends to continue building brand awareness through advertising investments in key brands such as SPAM®, SKIPPY®, Hormel® chili, Applegate®, Columbus®, Hormel® Black Label®, Hormel® pepperoni and Jennie-O®.

Research and development continues to be a vital part of the Company's strategy to extend existing brands and expand into new branded items. Research and development expenses were $8.3 million and $31.9 million for the fiscal 2020 fourth quarter and year, respectively, compared to $8.4 million and $32.5 million for the corresponding periods in fiscal 2019.

Equity in Earnings of Affiliates

	Fourth Quarter Ended			Year Ended
	October 25,	October 27,		October 25,	October 27,
(in thousands)	2020	2019	% Change	2020	2019	% Change
Equity in Earnings of Affiliates	$9,729	$11,068	(12.1)	$35,572	$39,201	(9.3)

Equity in earnings of affiliates for the fourth quarter and full year of fiscal 2020 declined due to lower earnings from the MegaMex foodservice business. This decline was partially offset by improved performance from the Company's joint venture in the Philippines.

The Company accounts for its majority-owned operations under the consolidation method. Investments in which the Company owns a minority interest, and for which there are no other indicators of control, are accounted for under the equity or cost method. These investments, along with receivables from other affiliates, are included in the Consolidated Statements of Financial Position as investments in and receivables from affiliates. The composition of this line item at October 25, 2020, was as follows:

(in thousands)	Investments/Receivables
Country
United States	$220,907
Foreign	87,466
Total	$308,372

Effective Tax Rate

	Fourth Quarter Ended		Year Ended
	October 25,	October 27,	October 25,	October 27,
	2020	2019	2020	2019
Effective Tax Rate	15.9%	21.0%	18.5%	19.1%

The effective tax rate for fiscal 2020 was impacted by stock-based compensation and state tax settlements. The tax impacts of the CytoSport divestiture and stock-based compensation were the main drivers of the Company's fiscal 2019 effective tax rates for the fourth quarter and fiscal year. For additional information, refer to Note J - Income Taxes.

The Company expects the effective tax rate in fiscal 2021 to be between 20.0 and 21.5 percent.

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

	Fourth Quarter Ended			Year Ended
	October 25,	October 27,		October 25,	October 27,
(in thousands)	2020	2019	% Change	2020	2019	% Change
Net Sales
Grocery Products	$580,617	$584,085	(0.6)	$2,385,291	$2,369,317	0.7
Refrigerated Foods	1,308,842	1,373,009	(4.7)	5,271,061	5,210,741	1.2
Jennie-O Turkey Store	373,471	398,512	(6.3)	1,333,459	1,323,783	0.7
International & Other	157,175	145,907	7.7	618,650	593,476	4.2
Total Net Sales	$2,420,105	$2,501,513	(3.3)	$9,608,462	$9,497,317	1.2
Segment Profit
Grocery Products	$81,642	$80,923	0.9	$358,008	$339,497	5.5
Refrigerated Foods	157,810	189,287	(16.6)	609,406	681,763	(10.6)
Jennie-O Turkey Store	32,618	41,031	(20.5)	105,585	117,962	(10.5)
International & Other	27,047	17,455	55.0	93,782	75,513	24.2
Total Segment Profit	299,116	328,696	(9.0)	1,166,782	1,214,735	(3.9)
Net Unallocated Expense	20,553	5,065	305.8	52,307	5,362	875.5
Noncontrolling Interest	169	63	172.2	272	342	(20.5)
Earnings Before Income Taxes	$278,732	$323,694	(13.9)	$1,114,747	$1,209,715	(7.9)

Grocery Products

	Fourth Quarter Ended			Year Ended
	October 25,	October 27,		October 25,	October 27,
(in thousands)	2020	2019	% Change	2020	2019	% Change
Volume (lbs.)	317,743	313,489	1.4	1,281,562	1,283,492	(0.2)
Net Sales	$580,617	$584,085	(0.6)	$2,385,291	$2,369,317	0.7
Segment Profit	81,642	80,923	0.9	358,008	339,497	5.5

Demand for center store brands remained strong in the fourth quarter of fiscal 2020, led by growth from brands such as SKIPPY®, Herdez®, and Hormel® Compleats®. Sales for the quarter were impacted by lower inventory levels and production limitations related to the COVID-19 pandemic on certain center store products and lower sales for MegaMex foodservice items. For the full year, net sales increased as growth from many center store brands more than offset the impact from the CytoSport divestiture last year.
Segment profit for the fourth quarter increased as improved results across the nut butters portfolio more than offset increased freight expense and lower earnings from our MegaMex foodservice business. Segment profit for the full year increased as improved sales and favorable product mix more than overcame the divestiture of CytoSport and the benefit from a legal settlement in fiscal 2019.
Looking ahead to fiscal 2021, Grocery Products expects strong demand for its branded retail items to continue. The business will benefit from structural capacity improvements on key categories such as canned meats and chili. Higher input costs could negatively pressure profitability.

Refrigerated Foods

	Fourth Quarter Ended			Year Ended
	October 25,	October 27,		October 25,	October 27,
(in thousands)	2020	2019	% Change	2020	2019	% Change
Volume (lbs.)	572,873	598,474	(4.3)	2,360,571	2,325,156	1.5
Net Sales	$1,308,842	$1,373,009	(4.7)	$5,271,061	$5,210,741	1.2
Segment Profit	157,810	189,287	(16.6)	609,406	681,763	(10.6)

For the fourth quarter, retail and deli sales growth from brands such as Applegate®, Hormel® Black Label®, and Columbus®, in addition to the impact from the Sadler’s Smokehouse acquisition did not offset a significant decline in foodservice sales. Sales were impacted by production limitations due to the COVID-19 pandemic and lower inventory levels. Full year sales increased due to strong demand for branded retail products, higher commodity sales and the benefit from the Sadler's Smokehouse acquisition.

For the fourth quarter and full year of fiscal 2020, the decline in segment profit was due to lower foodservice sales and incremental supply chain costs related to COVID-19. Fourth quarter segment profit was also negatively impacted by a decrease in commodity profits.

In fiscal 2021, Refrigerated Foods is expecting modest growth from the retail businesses and a recovery in foodservice demand. Factors such as limited labor availability and low levels of inventory entering the year may limit the Company's ability to supply product in key categories to meet robust demand. Higher operational costs related to COVID-19 are expected to continue through the first half of the fiscal year. As the pandemic comes under control, the majority of these costs should subside.

Jennie-O Turkey Store

	Fourth Quarter Ended			Year Ended
	October 25,	October 30,		October 25,	October 30,
(in thousands)	2020	2019	% Change	2020	2019	% Change
Volume (lbs.)	237,435	242,421	(2.1)	815,425	789,337	3.3
Net Sales	$373,471	$398,512	(6.3)	$1,333,459	$1,323,783	0.7
Segment Profit	32,618	41,031	(20.5)	105,585	117,962	(10.5)

Fourth quarter volume and sales growth of Jennie-O® lean ground products and whole birds were exceptionally strong. Reduced demand for foodservice and commodity products led to the overall decline in sales. Sales increased for fiscal 2020 as improvements in retail, whole bird, and commodity sales more than offset a dramatic decline in foodservice sales.

Lower foodservice earnings and increased supply chain costs related to the COVID-19 pandemic drove the decline in segment profit for the fourth quarter and full year.

Jennie-O Turkey Store expects growth from Jennie-O branded retail products, a recovery in the foodservice business, and an improvement in the vertically integrated supply chain. Incremental COVID-19 related costs are expected to persist through the first half of fiscal 2021. As the pandemic comes under control, the majority of these costs should subside. Limited labor availability and higher feed costs for 2021 pose a risk to sales and profitability.

International & Other

	Fourth Quarter Ended			Year Ended
	October 25,	October 27,		October 25,	October 27,
(in thousands)	2020	2019	% Change	2020	2019	% Change
Volume (lbs.)	81,383	82,493	(1.3)	337,149	339,296	(0.6)
Net Sales	$157,175	$145,907	7.7	$618,650	$593,476	4.2
Segment Profit	27,047	17,455	55.0	93,782	75,513	24.2

Sales for the fourth quarter of fiscal 2020 increased due to strong worldwide demand for SPAM® luncheon meat and growth in China. Results in China were positively impacted by strong demand for branded retail items, such as SKIPPY® peanut butter, and an accelerating recovery in the foodservice channel. Sales for the full year increased on improved results in China and strong international demand for the SPAM® and SKIPPY® brands.

The significant increase in segment profit for the fourth quarter was due to improved results in China, higher income from our partners in the Philippines, South Korea, and Europe, and branded export growth. Segment results increased for the full year of fiscal 2020 due to higher income from the Company's partners in the Philippines, South Korea, and Europe, branded export growth, and improved results in China.

Looking ahead to 2021, the International & Other segment anticipates growth in China and higher worldwide sales of SPAM ® luncheon meat and SKIPPY ® peanut butter. Higher input costs pose a risk to business results in China and Brazil.

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

	Fourth Quarter Ended		Year Ended
	October 25,	October 27,	October 25,	October 27,
(in thousands)	2020	2019	2020	2019
Net Unallocated Expense	$20,553	$5,065	$52,307	$5,362
Noncontrolling Interest	169	63	272	342

Net Unallocated Expense increased for the fourth quarter due to higher interest and employee related expenses. Net Unallocated Expense for fiscal 2020 increased primarily due to one-time benefits in fiscal 2019 associated with the sale of CytoSport, higher selling and employee related expenses, and the impact from a legal settlement in 2019.

Liquidity and Capital Resources

Cash and Cash Equivalents were $1,714.3 million for fiscal 2020 compared to $672.9 million and $459.1 million for 2019 and 2018, respectively.

During fiscal 2020, cash provided by operating activities was $1,128.0 million compared to $923.0 million in fiscal 2019, and $1,241.7 million in fiscal 2018. The increase in fiscal 2020 was primarily due effective management of working capital.

Cash provided by/(used in) investing activities was $(656.3) million, $220.2 million, and $(1,235.4) million in fiscal 2020, 2019, and 2018, respectively. Fiscal 2020 included the acquisition of Sadler's for $270.8 million. In fiscal 2019, the Company received $479.8 million from the sale of CytoSport and $30.6 million from the sale of the Fremont, Nebraska, processing facility. Fiscal 2018 included $857.4 million to purchase Columbus.

Capital expenditures in fiscal 2020, 2019, and 2018 were $367.5 million, $293.8 million, and $389.6 million, respectively. Significant projects in fiscal 2020 and 2019 included a new dry sausage facility in Nebraska, the Burke pizza toppings plant expansion, Project Orion, and ongoing investments to support food and employee safety as well as the growth of branded products. Key capital projects in fiscal 2018 included the expansion of value-added capacity at Dold Foods in Kansas and a highly automated whole bird facility in Minnesota. Capital expenditures for fiscal 2021 are estimated to be $350.0 million with the largest projects expected to include completion of the new dry sausage production facility in Nebraska, pepperoni capacity expansion, and Project Orion.

Cash provided by financing activities was $566.2 million in fiscal 2020 compared to cash used in financing activities of $926.2 million in fiscal 2019 and cash provided by financing activities of $11.6 million in fiscal 2018. In the third quarter of fiscal 2020, the Company issued ten-year senior notes in an aggregate principal amount of $1.0 billion. The proceeds from the offering provide liquidity and allow the Company to take advantage of strategic opportunities. Cash used in financing activities in fiscal 2019 included repayment of the $375.0 term loan used to fund the acquisition of Columbus and $174.2 million in share repurchases.

Cash dividends paid to the Company’s shareholders continues to be an ongoing financing activity for the Company with $487.4 million in dividends paid in fiscal 2020 compared to $437.1 million in fiscal 2019 and $388.1 million in fiscal 2018. The dividend rate was $0.93 per share in fiscal 2020, which reflected an 11.0 percent increase over the fiscal 2019 rate of $0.84 per share. The Company has paid dividends for 369 consecutive quarters. The annual dividend rate for fiscal 2021 was increased 5% percent to $0.98 per share, representing the 55th consecutive annual dividend increase.

The Company is required by certain covenants in its debt agreements to maintain specified levels of financial ratios and financial position. As of October 25, 2020, the Company was in compliance with all debt covenants.

Despite the COVID-19 pandemic, the Company remains confident in its ability to meet cash flow needs. In addition to providing a return to shareholders through dividends, top priorities for the Company include investments to ensure employee and food safety, growing the business through innovation, and evaluating opportunities for strategic acquisitions. Capital spending to enhance and expand current operations isl also expected to be a significant cash outflow in fiscal 2021.

Contractual Obligations and Commercial Commitments
The following table outlines the Company’s future contractual financial obligations as of October 25, 2020, (for additional information regarding these obligations, see Note E - Long-term Debt and Other Borrowing Arrangements and Note M - Commitments and Contingencies):

	Payments Due by Periods
Contractual Obligations (in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase Obligations:
Hog, Turkey, and Raw Material Commitments(1)	$2,848,544	$894,419	$1,404,416	$537,495	$12,214
Grain Commitments(1)	55,489	54,740	749	—	—
Turkey Grow-out Contracts(2)	103,014	15,006	22,347	16,002	49,659
Current and Long-term Debt(3)	1,250,000	250,000	—	—	1,000,000
Interest Payments on Long-term Debt(3)	184,760	22,760	36,000	36,000	90,000
Finance Leases(4)	68,919	10,327	19,672	17,729	21,192
Operating Leases(4)	60,399	13,363	19,012	9,380	18,644
Other Long-term Liabilities(5) (6)	72,254	7,085	13,814	12,221	39,133
Total Contractual Cash Obligations	$4,643,379	$1,267,700	$1,516,010	$628,827	$1,230,842

(1) In the normal course of business, the Company commits to purchase fixed quantities of livestock, grain, and raw materials from producers to ensure a steady supply of production inputs. Some of these contracts are based on market prices at the time of delivery, for which the Company has estimated the purchase commitment using current market prices as of October 25, 2020.

(2) The Company utilizes grow-out contracts with independent farmers to raise turkeys for the Company. Under these contracts, the turkeys, feed, and other supplies are owned by the Company. The farmers provide the required labor and facilities and receive a fee per pound when the turkeys are delivered. Some of the facilities are sub-leased by the Company to the independent farmers. As of October 25, 2020, the Company had approximately 100 active contracts ranging from one to twenty-five years in duration. The grow-out activity is assumed to continue through the term of these active contracts. Amounts in the table represent the Company’s obligation based on turkeys expected to be delivered from these farmers.

(3) See Note E - Long-term Debt and Other Borrowing Arrangements.

(4) See Note N - Leases.

(5) Other Long-term Liabilities represent payments under the Company’s deferred compensation plans and immaterial other financing arrangements. Excluded from the table above are payments under the Company’s defined benefit pension and other post-retirement benefit plans. (See estimated benefit payments for the next ten fiscal years in Note F - Pension and Other Post-retirement Benefits).

(6) As discussed in Note J - Income Taxes, the total liability for unrecognized tax benefits, including interest and penalties, at October 25, 2020, was $29.1 million, which is not included in the table above as the ultimate amount or timing of settlement of the Company's reserves for income taxes cannot be reasonably estimated.

The Company believes its financial resources, including a revolving credit facility for $400 million and anticipated funds from operations, will be adequate to meet all current commitments.

Off-Balance Sheet Arrangements
As of October 25, 2020, the Company had $47.5 million of standby letters of credit issued on its behalf. The standby letters of credit are primarily related to the Company’s self-insured workers compensation programs. However, this amount includes revocable standby letters of credit totaling $3.1 million for obligations of an affiliated party that may arise under workers compensation claims. Letters of credit are not reflected in the Company’s Consolidated Statements of Financial Position.

Trademarks
References to the Company’s brands or products in italics within this report represent valuable trademarks owned or licensed by
Hormel Foods, LLC or other subsidiaries of Hormel Foods Corporation.

Critical Accounting Policies

This discussion and analysis of financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of these financial statements requires the Company to make estimates, judgments, and assumptions that can have a meaningful effect on the reporting of consolidated financial statements. See Note A - Summary of Significant Accounting Policies additional information.

Critical accounting policies are defined as those reflective of significant judgments, estimates and uncertainties, which may result in materially different results under different assumptions and conditions. As conditions resulting from the COVID-19 pandemic evolve, the Company expects these judgments and estimates may be subject to change, which could materially impact future periods. The Company believes the following are its critical accounting policies:

Revenue Recognition: The Company recognizes sales at the point in time when the performance obligation has been satisfied and control of the product has transferred to the customer. Obligations for the Company are usually fulfilled once shipped product is received or picked up by the customer. Revenue is recorded net of applicable provisions for discounts, returns, and allowances.

The Company offers various sales incentives to customers and consumers. Incentives offered off-invoice include prompt pay allowances, will call allowances, spoilage allowances and temporary price reductions. These incentives are recognized as reductions of revenue at the time control is transferred. Coupons are used as an incentive for consumers to purchase various products. The coupons reduce revenues at the time they are offered, based on estimated redemption rates. Promotional contracts are performed by customers to promote the Company’s products to consumers. These incentives reduce revenues at the time of performance through direct payments and accrued promotional funds. Accrued promotional funds are unpaid liabilities for promotional contracts in process or completed at the end of a quarter or fiscal year. Promotional contractual accruals are based on agreements with customers for defined performance. The liability relating to these agreements is based on a review of the outstanding contracts on which performance has taken place but which the promotional payments relating to such contracts remain unpaid as of the end of the fiscal year. The level of customer performance and the historical spend rate versus contracted rates are estimates used to determine these liabilities.

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

Goodwill and Other Indefinite-Lived Intangibles: Estimating the fair value of the Company’s goodwill reporting units and intangible assets requires significant judgment upon initial valuation. Determining the useful life of an intangible asset also requires judgment. Certain acquired brands are expected to have indefinite lives based on their history and the Company’s intent to continue to support and build the brands. Other acquired assets such as customer relationships, are expected to have determinable useful lives.

Indefinite-lived intangible assets are originally recorded at their estimated fair values at the date of acquisition and the residual of the purchase price is recorded to goodwill. Goodwill and other indefinite-lived intangible assets are allocated to the reporting units that will receive the related sales and income. Goodwill and indefinite-lived intangible assets are tested annually for impairment, or more frequently if impairment indicators arise.

Goodwill
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

In conducting a qualitative assessment, the Company analyzes actual and projected growth trends for net sales, gross margin, and segment profit for each reporting unit, as well as historical performance versus plan and the results of prior quantitative tests performed. Additionally, the Company assesses factors that may impact its business, including macroeconomic conditions and the related impact, market-related exposures, plans to market for sale all or a portion of the business, competitive changes, new or discontinued product lines, changes in key personnel, and any potential risks to their projected financial results.

If performed, the quantitative goodwill impairment test is performed at the reporting unit level. First, the fair value of each reporting unit is compared to its corresponding carrying value, including goodwill. The fair value of each reporting unit is estimated using discounted cash flow valuations (Level 3), which incorporate assumptions regarding future growth rates, terminal values and discount rates. The estimates and assumptions used consider historical performance and are consistent with the assumptions used in determining future profit plans for each reporting unit, which are approved by the Company’s Board of Directors. If the quantitative assessment results in the carrying value exceeding the fair value of any reporting unit, then the results from the quantitative analysis will be relied upon to determine both the existence and amount of goodwill impairment. An impairment loss will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.

During the fourth quarter of fiscal 2020, the Company completed its annual goodwill impairment tests and elected to perform a qualitative assessment. As a result of the qualitative testing during 2020, 2019, and 2018, no goodwill impairment charges were recorded.

Indefinite-lived Intangible Assets
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

In conducting the qualitative assessment, the Company analyzes growth rates for historical and projected net sales and the results of prior quantitative tests performed. Additionally, the Company assesses critical areas that may impact the value of its intangible assets or the applicable royalty rates to determine if impairment may be indicated.

If performed, the quantitative impairment test compares the fair value to the carrying value of the indefinite-lived intangible asset. The fair value of indefinite-lived intangible assets is primarily determined on the basis of estimated discounted value, using the relief from royalty method (Level 3). This method incorporates assumptions regarding future sales projections, discount rates, and royalty rates. If the carrying value exceeds fair value, the indefinite-lived intangible asset is considered impaired and an impairment charge is recorded. Even if not required, the Company may elect to perform the quantitative test in order to gain further assurance in the qualitative assessment.

During the fourth quarter of fiscal 2020, the Company completed its annual indefinite-live impairment tests by performing a qualitative assessment. During 2019, the Company elected to quantitatively test two indefinite-lived intangible assets and to perform a qualitative assessment for the remaining assets. No impairment charges were recorded as a result of the qualitative and quantitative testing during fiscal years 2020 and 2019. During fiscal 2018, a $17.3 million intangible asset impairment charge was recorded for the CytoSport trademark. No other material impairment charges were recorded in fiscal 2018.

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

Benefit plan assets are stated at fair value. Due to the lack of readily available market prices, private equity investments are valued by models using a combination of available market data and unobservable inputs that consider earnings multiples, discounted cash flows, and other qualitative and quantitative factors. Other benefit plan investments are measured at Net Asset Value (NAV) per share of the fund's underlying investments as a practical expedient. These valuations are subject to judgments and assumptions of the funds which may prove to be incorrect, resulting in risks of incorrect valuation of these investments. The Company seeks to mitigate these risks by evaluating the appropriateness of the funds’ judgments and assumptions by reviewing the financial data included in the funds’ financial statements for reasonableness. The Company also holds quarterly meetings with the investment adviser to review fund performance, which include comparisons to the relevant indices. On an annual basis, the Company performs pricing tests on certain underlying investments to gain additional assurance of the reliability of values received from the fund manager. See Note F - Pension and Other Post-retirement Benefits for additional information.

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

Contingent Liabilities: At any time, the Company may be subject to investigations, legal proceedings or claims related to the ongoing operation of its business, including claims both by and against the Company. Such proceedings typically involve claims related to product liability, contract disputes, wage and hour laws, employment practices, antitrust regulations, or other actions brought by employees, consumers, competitors, or suppliers. The Company routinely assesses the likelihood of any adverse outcomes related to these matters on a case by case basis, as well as the potential ranges of losses and fees. The Company establishes accruals for its potential exposure, as appropriate, for claims against the Company when losses become probable and reasonably estimable. Where the Company is able to reasonably estimate a range of potential losses, the Company records the amount within that range which constitutes the Company’s best estimate. The Company also discloses the nature and range of loss for claims against the Company when losses are reasonably possible and material. These accruals and disclosures are determined based on the facts and circumstances related to the individual cases and require estimates and judgments regarding the interpretation of facts and laws, as well as the effectiveness of strategies or factors beyond our control.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Hog Markets: The Company’s earnings are affected by fluctuations in the live hog market. To minimize the impact on earnings and ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 10 years. Hogs purchased under contract accounted for 95 percent and 93 percent of the total hogs purchased by the Company during fiscal 2020 and 2019, respectively. The majority of these contracts use market-based formulas based on hog futures, hog primal values, or industry reported hog markets. Other contracts use a formula based on the cost of production, which can fluctuate independently from hog markets. The Company’s value-added branded portfolio helps mitigate changes in hog and pork market prices. Therefore, a hypothetical 10 percent change in the cash hog market would have had an immaterial effect on the Company’s results of operations.

The Company utilizes a hedge program to reduce exposure and offset the fluctuations in the Company’s future direct hog purchases. This program utilizes lean hog futures which are accounted for under cash flow hedge accounting. The fair value of the Company’s open futures contracts in this program as of October 25, 2020, was $3.1 million compared to $5.8 million as of October 27, 2019. The Company measures its market risk exposure on its lean hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for lean hogs. A 10 percent decrease in the market price for lean hogs would have negatively impacted the fair value of the Company’s October 25, 2020, open lean hog contracts by $9.3 million, which in turn would lower the Company’s future cost on purchased hogs by a similar amount.

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

The Company utilizes a hedge program to reduce exposure and offset the fluctuation in the Company’s future direct grain purchases. This program utilizes corn futures for Jennie-O Turkey Store, and these contracts are accounted for under cash flow hedge accounting. The fair value of the Company’s open futures contracts as of October 25, 2020, was $(0.1) million compared to $(2.2) million as of October 27, 2019. The Company measures its market risk exposure on its grain futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain. A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s October 25, 2020, open grain contracts by $7.2 million, which in turn would lower the Company’s future cost on purchased grain by a similar amount.

Other Input Costs: The costs of raw materials, packaging materials, freight, fuel, and energy may cause the Company's results to fluctuate significantly. To manage input cost volatility, the Company pursues cost saving measures, forward pricing, derivatives, and pricing actions when necessary.
Investments: The Company has corporate-owned life insurance policies classified as trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans. As of October 25, 2020, the balance of these securities totaled $173.1 million compared to $157.5 million as of October 27, 2019. A majority of these securities represent fixed income funds. The Company is subject to market risk due to fluctuations in the value of the remaining investments as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis. A 10 percent decline in the value of the investments not held in fixed income funds would have a negative impact to the Company’s pretax earnings of approximately $8.4 million, while a 10 percent increase in value would have a positive impact of the same amount.

International Assets: The fair values of certain Company assets are subject to fluctuations in foreign currencies. The Company’s net asset position in foreign currencies as of October 25, 2020, was $541.2 million, compared to $543.8 million as of October 27, 2019, with most of the exposure existing in Chinese yuan and Brazilian real. Changes in currency exchange rates impact the fair values of the Company assets either currently through the Consolidated Statements of Operations within Interest and Investment Income or through the Consolidated Statements of Financial Position within Accumulated Other Comprehensive Loss.

The Company measures its foreign currency exchange risk by using a 10 percent sensitivity analysis on the Company’s primary foreign net asset position, the Chinese yuan and the Brazilian real, as of October 25, 2020. A 10 percent strengthening in the value of the Chinese yuan relative to the U.S. dollar would result in other comprehensive income of approximately $40.7 million pretax. A 10 percent weakening in the value of the Chinese yuan relative to the U.S. dollar would result in other comprehensive loss of approximately $33.3 million pretax. A 10 percent strengthening in the value of the Brazilian real relative to the U.S. dollar would result in other comprehensive income of approximately $10.4 million pretax. A 10 percent weakening in the value of the Brazilian real relative to the U.S. dollar would result in other comprehensive loss of approximately $8.5 million pretax.

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

These financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm, and their report is included herein. The audit was conducted in accordance with the standards of the U.S. Public Company Accounting Oversight Board and includes a review of the Company’s accounting and financial controls and tests of transactions.

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

Based on our evaluation under the framework in Internal Control - Integrated Framework, we concluded that our internal control over financial reporting was effective as of October 25, 2020. Our internal control over financial reporting as of October 25, 2020, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ James P. Snee	/s/ James N. Sheehan
Chairman of the Board,	Executive Vice President
President and Chief Executive Officer	and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hormel Foods Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Hormel Foods Corporation’s internal control over financial reporting as of October 25, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hormel Foods Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 25, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated statements of financial position of the Company as of October 25, 2020 and October 27, 2019, the related consolidated statements of operations, comprehensive income, changes in shareholders’ investment, and cash flows for each of the three years in the period ended October 25, 2020 and the related notes and financial statement schedule listed in the index at Item 15 and our report dated December 4, 2020 expressed an unqualified opinion thereon.

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
December 4, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hormel Foods Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of Hormel Foods Corporation (the Company) as of October 25, 2020 and October 27, 2019, the related consolidated statements of operations, comprehensive income, changes in shareholders’ investment, and cash flows for each of the three years in the period ended October 25, 2020 and the related notes and financial statement schedule listed in the index at Item 15 (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 25, 2020 and October 27, 2019, and the results of its operations and its cash flows for each of the three years in the period ended October 25, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 25, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated December 4, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Alternative Investments - Pension Assets

Description of the Matter	At October 25, 2020, the Company had $1.6 billion in plan assets related to the defined benefit pension plans. Approximately 48% of the total pension assets are in global stocks – collective investment funds, private equity funds, real estate – domestic funds, hedge funds, fixed income – collective investment funds, and fixed income – hedge funds. These types of investments are referred to as “alternative investments.” As documented in Note F of the financial statements, these alternative investments are valued at net asset value (NAV) or are valued using significant unobservable inputs.
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

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls addressing the risk of material misstatement relating to valuation of alternative investments. This included testing management's review controls over the valuation of alternative investments, for example, a review of fund performance in comparison to the selected benchmark and meetings with the investment advisor on a quarterly basis to review market performance and fund returns in comparison with relevant indices and the investment policy. We also tested management’s independent price testing of underlying investments performed for certain investments on a quarterly basis.
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
Minneapolis, Minnesota
December 4, 2020

Consolidated Statements of Financial Position

	October 25,	October 27,
(in thousands, except share and per share amounts)	2020	2019
Assets
Current Assets
Cash and Cash Equivalents	$1,714,309	$672,901
Short-term Marketable Securities	17,338	14,736
Accounts Receivable (Net of Allowance for Doubtful Accounts of $4,012 at October 25, 2020, and $4,063 at October 27, 2019)	702,419	574,396
Inventories	1,072,762	1,042,362
Taxes Receivable	41,449	19,924
Prepaid Expenses	18,349	22,637
Other Current Assets	12,438	14,457
Total Current Assets	3,579,063	2,361,413

Goodwill	2,612,727	2,481,645
Other Intangibles	1,076,285	1,033,862
Pension Assets	183,232	135,915
Investments In and Receivables from Affiliates	308,372	289,157
Other Assets	250,382	177,901
Property, Plant, and Equipment
Land	62,543	49,758
Buildings	1,250,529	1,083,902
Equipment	2,084,930	1,965,478
Construction in Progress	369,453	256,190
Less: Allowance for Depreciation	(1,869,233)	(1,726,217)
Net Property, Plant, and Equipment	1,898,222	1,629,111
Total Assets	$9,908,282	$8,109,004

Liabilities and Shareholders’ Investment
Current Liabilities
Accounts Payable	$644,609	$590,033
Accrued Expenses	59,136	62,031
Accrued Workers Compensation	25,070	24,272
Accrued Marketing Expenses	108,502	96,305
Employee Related Expenses	252,845	213,515
Taxes Payable	22,480	6,208
Interest and Dividends Payable	132,632	112,685
Current Maturities of Long-term Debt	258,691	—
Total Current Liabilities	1,503,965	1,105,049

Long-term Debt – Less Current Maturities	1,044,936	250,000
Pension and Post-retirement Benefits	552,878	536,490
Other Long-term Liabilities	157,399	115,356
Deferred Income Taxes	218,779	176,574
Shareholders’ Investment
Preferred Stock, Par Value $0.01 a Share — Authorized 160,000,000 Shares; Issued — None	—	—
Common Stock, Nonvoting, Par Value $0.01 a Share — Authorized 400,000,000 Shares; Issued — None	—	—
Common Stock, Par Value $0.01465 a Share — Authorized 1,600,000,000 Shares; Issued 539,887,092 Shares October 25, 2020 Issued 534,488,746 Shares October 27, 2019	7,909	7,830
Additional Paid-in Capital	289,554	184,921
Accumulated Other Comprehensive Loss	(395,250)	(399,500)
Retained Earnings	6,523,335	6,128,207
Hormel Foods Corporation Shareholders’ Investment	6,425,548	5,921,458
Noncontrolling Interest	4,778	4,077
Total Shareholders’ Investment	6,430,326	5,925,535
Total Liabilities and Shareholders’ Investment	$9,908,282	$8,109,004
 See Notes to Consolidated Financial Statements

Consolidated Statements of Operations

	Fiscal Year Ended
	October 25,	October 27,	October 28,
(in thousands, except per share amounts)	2020	2019	2018*
Net Sales	$9,608,462	$9,497,317	$9,545,700
Cost of Products Sold	7,782,498	7,612,669	7,566,227
Gross Profit	1,825,963	1,884,648	1,979,473
Selling, General, and Administrative	761,315	727,584	841,205
Goodwill/Intangible Impairment	—	—	17,279
Equity in Earnings of Affiliates	35,572	39,201	58,972
Operating Income	1,100,220	1,196,265	1,179,961
Other Income and Expense:
Interest and Investment Income	35,596	31,520	27,817
Interest Expense	(21,069)	(18,070)	(26,494)
Earnings Before Income Taxes	1,114,747	1,209,715	1,181,284
Provision for Income Taxes	206,393	230,567	168,702
Net Earnings	908,354	979,148	1,012,582
Less: Net Earnings Attributable to Noncontrolling Interest	272	342	442
Net Earnings Attributable to Hormel Foods Corporation	$908,082	$978,806	$1,012,140

Net Earnings Per Share:
Basic	$1.69	$1.83	$1.91
Diluted	$1.66	$1.80	$1.86
Weighted-average Shares Outstanding:
Basic	538,007	534,578	530,742
Diluted	546,592	545,232	543,869

 *Adjusted due to the adoption of Accounting Standards Update (ASU) 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715). See Note A - Summary of Significant Accounting Policies.

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income

	Fiscal Year Ended
	October 25,	October 27,	October 28,
(in thousands)	2020	2019	2018
Net Earnings	$908,354	$979,148	$1,012,582
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(10,812)	(8,414)	(38,233)
Pension and Other Benefits	15,698	(97,486)	44,862
Deferred Hedging	(284)	3,425	(2,277)
Total Other Comprehensive Income (Loss)	4,602	(102,475)	4,352
Comprehensive Income	912,956	876,673	1,016,934
Less: Comprehensive Income Attributable to Noncontrolling Interest	624	70	217
Comprehensive Income Attributable to Hormel Foods Corporation	$912,332	$876,603	$1,016,717

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Shareholders’ Investment

	Hormel Foods Corporation Shareholders
(in thousands, except per	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Investment
share amounts)	Shares	Amount	Shares	Amount
Balance at October 29, 2017	528,424	$7,741	—	$—	$13,670	$5,162,571	$(248,075)	$3,790	$4,939,697
Net Earnings						1,012,140		442	1,012,582
Other Comprehensive Income (Loss)							4,577	(225)	4,352
Purchases of Common Stock			(1,385)	(46,898)					(46,898)
Stock-based Compensation Expense		1			20,594				20,595
Exercise of Stock Options/ Restricted Shares	7,096	103			72,399				72,502
Shares Retired	(1,385)	(20)	1,385	46,898	(135)	(46,743)			—
Declared Cash Dividends — $0.75 per Share						(398,012)			(398,012)
Balance at October 28, 2018	534,135	$7,825	—	$—	$106,528	$5,729,956	$(243,498)	$4,007	$5,604,818
Net Earnings						978,806		342	979,148
Other Comprehensive Income (Loss)							(102,203)	(272)	(102,475)
Purchases of Common Stock			(4,309)	(174,246)					(174,246)
Stock-based Compensation Expense		1			19,706				19,707
Exercise of Stock Options/ Restricted Shares	4,663	67			59,974				60,041
Shares Retired	(4,309)	(63)	4,309	174,246	(1,287)	(172,896)			—
Cumulative Effect Adjustment from the Adoption of:
ASU 2016-16						(10,475)			(10,475)
ASU 2017-12						21	(21)		—
ASU 2018-02						52,342	(53,778)		(1,436)
Declared Cash Dividends — $0.84 per Share						(449,547)			(449,547)
Balance at October 27, 2019	534,489	$7,830	—	$—	$184,921	$6,128,207	$(399,500)	$4,077	$5,925,535
Net Earnings						908,082		272	908,354
Other Comprehensive Income (Loss)							4,250	352	4,602
Contribution from Non-controlling Interest								77	77
Purchases of Common Stock			(302)	(12,360)					(12,360)
Stock-based Compensation Expense					22,458				22,458
Exercise of Stock Options/ Restricted Shares	5,700	83			82,324				82,407
Shares Retired	(302)	(4)	302	12,360	(149)	(12,207)			—
Declared Cash Dividends — $0.93 per Share						(500,747)			(500,747)
Balance at October 25, 2020	539,887	$7,909	—	$—	$289,554	$6,523,335	$(395,250)	$4,778	$6,430,326

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	October 25,	October 27,	October 28,
(in thousands)	2020	2019	2018
Operating Activities
Net Earnings	$908,354	$979,148	$1,012,582
Adjustments to Reconcile to Net Cash Provided by Operating Activities:
Depreciation	165,716	153,182	149,205
Amortization	40,065	12,027	12,653
Goodwill/Intangible Impairment	—	—	17,279
Equity in Earnings of Affiliates	(35,572)	(39,201)	(58,972)
Distributions Received from Equity Method Investees	37,499	22,500	30,023
Provision for Deferred Income Taxes	32,039	28,641	(7,441)
Loss (Gain) on Property/Equipment Sales and Plant Facilities	1,793	(811)	(2,867)
Gain on Sale of Business	—	(16,469)	—
Non-cash Investment Activities	(15,315)	(20,180)	(7,908)
Stock-based Compensation Expense	22,458	19,707	20,595
Changes in Operating Assets and Liabilities, Net of Acquisitions:
Decrease (Increase) in Accounts Receivable	(119,516)	(11,146)	36,133
Decrease (Increase) in Inventories	(1,839)	(123,843)	(8,293)
Decrease (Increase) in Prepaid Expenses and Other Current Assets	5,860	(10,105)	(4,771)
Increase (Decrease) in Pension and Post-retirement Benefits	(10,509)	(10,416)	(13,216)
Increase (Decrease) in Accounts Payable and Accrued Expenses	111,277	(44,109)	48,376
Increase (Decrease) in Net Income Taxes Payable	(14,286)	(15,929)	18,351
Net Cash Provided by Operating Activities	$1,128,024	$922,996	$1,241,729
Investing Activities
Net (Purchase) Sale of Securities	$(2,589)	$(14,496)	$—
Proceeds from Sale of Business	—	479,806	—
Acquisitions of Businesses and Intangibles	(270,789)	—	(857,668)
Purchases of Property and Equipment	(367,501)	(293,838)	(389,607)
Proceeds from Sales of Property and Equipment	1,916	37,402	9,749
Decrease (Increase) in Investments, Equity in Affiliates, and Other Assets	(21,124)	(6,479)	(7,546)
Proceeds from Company-owned Life Insurance	3,772	17,758	9,704
Net Cash Provided by (Used in) Investing Activities	$(656,316)	$220,153	$(1,235,368)
Financing Activities
Proceeds from Long-term Debt	$992,381	$—	$375,000
Repayments of Long-term Debt and Finance Leases	(8,368)	(374,840)	(160)
Dividends Paid on Common Stock	(487,376)	(437,053)	(388,107)
Share Repurchase	(12,360)	(174,246)	(46,898)
Proceeds from Exercise of Stock Options	81,818	59,895	71,803
Proceeds from Noncontrolling Interest	77	—	—
Net Cash Provided by (Used in) Financing Activities	$566,172	$(926,244)	$11,638
Effect of Exchange Rate Changes on Cash	3,526	(3,140)	(2,985)
Increase in Cash and Cash Equivalents	1,041,407	213,765	15,014
Cash and Cash Equivalents at Beginning of Year	672,901	459,136	444,122
Cash and Cash Equivalents at End of Year	$1,714,309	$672,901	$459,136

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note A
Summary of Significant Accounting Policies
Principles of Consolidation: The consolidated financial statements include the accounts of Hormel Foods Corporation (the Company) and all of its majority-owned subsidiaries after elimination of intercompany accounts, transactions, and profits.

Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. These estimates and assumptions take into account historical and forward looking factors, including but not limited to the potential impacts arising from COVID-19 and related public and private sector policies and initiatives.

Rounding: Certain amounts in the Consolidated Financial Statements and associated notes may not foot due to rounding. All percentages have been calculated using unrounded amounts.

Fiscal Year: The Company’s fiscal year ends on the last Sunday in October. Fiscal years 2020, 2019, and 2018 consisted of 52 weeks. Fiscal 2021 will consist of 53 weeks.

Cash and Cash Equivalents: The Company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents. The Company’s cash equivalents as of October 25, 2020, and October 27, 2019, consisted primarily of bank deposits, money market funds rated AAA, or other highly liquid investment accounts. The Net Asset Value (NAV) of the Company’s money market funds is based on the market value of the securities in the portfolio.

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

See additional discussion regarding the Company’s fair value measurements in Note F - Pension and Other Post-retirement Benefits, Note G - Derivatives and Hedging, and Note L - Fair Value Measurements.

Compensation: The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred compensation plans. Under the plans, participants can defer certain types of compensation and elect to receive a return on the deferred amounts based on the changes in fair value of various investment options, primarily a variety of mutual funds. The Company has corporate-owned life insurance policies on certain participants in the deferred compensation plans. The cash surrender value of the policies is included in Other Assets on the Consolidated Statements of Financial Position. The securities held by the trust are classified as trading securities. Therefore, unrealized losses and gains associated with these investments are included in the Company’s earnings. Securities held by the trust generated gains (losses) of $7.0 million, $8.3 million, and $(0.4) million for fiscal years 2020, 2019, and 2018, respectively.

Inventories: Inventories are stated at the lower of cost or net realizable value. Cost is determined principally under the average cost method. Adjustments to the Company’s lower of cost or net realizable value inventory reserve are reflected in Cost of Products Sold in the Consolidated Statements of Operations.

Property, Plant, and Equipment: Property, Plant, and Equipment are stated at cost. The Company uses the straight-line method in computing depreciation. The annual provisions for depreciation have been computed principally using the following ranges of asset lives: buildings 20 to 40 years, and equipment 3 to 14 years.

Impairment of Long-Lived Assets and Definite-Lived Intangible Assets: Definite-lived intangible assets are amortized over their estimated useful lives. The Company reviews long-lived assets and definite-lived intangible assets for impairment annually, or more frequently when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets and any related goodwill, the carrying value is reduced to the estimated fair value. The Company recorded no material impairment charges for long-lived or definite-lived assets in fiscal years 2020, 2019, or 2018.

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

Goodwill
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

In conducting a qualitative assessment, the Company analyzes actual and projected growth trends for net sales, gross margin and segment profit for each reporting unit, as well as historical performance versus plan and the results of prior quantitative tests. Additionally, the Company assesses factors that may impact the business's financial results such as macroeconomic conditions and the related impact, market-related exposures, plans to market for sale all or a portion of the business, competitive changes, new or discontinued product lines, and changes in key personnel.

If performed, the quantitative goodwill impairment test is performed at the reporting unit level. First, the fair value of each reporting unit is compared to its corresponding carrying value, including goodwill. The fair value of each reporting unit is estimated using discounted cash flow valuations (Level 3), which incorporate assumptions regarding future growth rates, terminal values and discount rates. The estimates and assumptions used consider historical performance and are consistent with the assumptions used in determining future profit plans for each reporting unit, which are approved by the Company’s Board of Directors. If the quantitative assessment results in the carrying value exceeding the fair value of any reporting unit, the results from the quantitative analysis will be relied upon to determine both the existence and amount of goodwill impairment. An impairment loss will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.

During the fourth quarter of fiscal 2020, the Company completed its annual goodwill impairment tests and elected to perform a qualitative assessment. No impairment charges were recorded as a result of the qualitative testing performed during fiscal 2020, as well as fiscal years 2019 and 2018.

Indefinite-Lived Intangibles
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

In conducting the qualitative assessment, the Company analyzes growth rates for historical and projected net sales and the results of prior quantitative tests. Additionally, each operating segment assesses items that may impact the value of their intangible assets or the applicable royalty rates to determine if impairment may be indicated.

If performed, the quantitative impairment test compares the fair value and carrying amount of the indefinite-lived intangible asset. The fair value of indefinite-lived intangible assets is primarily determined on the basis of estimated discounted value using the relief from royalty method (Level 3), which incorporates assumptions regarding future sales projections, discount rates and royalty rates. If the carrying amount exceeds fair value, the indefinite-lived intangible asset is considered impaired and an impairment charge is recorded for the difference. Even if not required, the Company may elect to perform the quantitative test in order to gain further assurance in the qualitative assessment.

During the fourth quarter of fiscal 2020, the Company completed its annual indefinite-lived asset impairment tests by performing a qualitative assessment. During fiscal 2019, the Company elected to quantitatively test two indefinite-lived intangible assets and to perform a qualitative assessment for the remaining assets. No impairment charges were recorded as a result of the qualitative and quantitative testing during fiscal years 2020 and 2019. During fiscal 2018, a $17.3 million intangible asset impairment charge was recorded for the CytoSport trademark. No other material impairment charges were recorded in fiscal 2018.

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

Contingent Liabilities: The Company may be subject to investigations, legal proceedings, or claims related to the ongoing operation of its business, including claims both by and against the Company. Such proceedings typically involve claims related to product liability, contract disputes, antitrust regulations, wage and hour laws, employment practices, or other actions brought by employees, consumers, competitors or suppliers. The Company establishes accruals for its potential exposure for claims when losses become probable and reasonably estimable. Where the Company is able to reasonably estimate a range of potential losses, the Company records the amount within that range which constitutes the Company’s best estimate. The Company also discloses the nature of and range of loss for claims against the Company when losses are reasonably possible and material.

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

Derivatives and Hedging Activity: The Company uses commodity positions to manage its exposure to price fluctuations in those markets. The contracts are recorded at fair value on the Consolidated Statements of Financial Position within Other Current Assets or Accounts Payable. Additional information on hedging activities is presented in Note G - Derivatives and Hedging.

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

The Company regularly monitors and evaluates the fair value of its equity investments. If events and circumstances indicate that a decline in the fair value of these assets has occurred and is other than temporary, the Company will record a charge in Equity in Earnings of Affiliates in the Consolidated Statements of Operations. The Company’s investments do not have a readily determinable fair value as none of them are publicly traded. The fair values of the Company’s private equity investments are determined by discounting the estimated future cash flows of each entity. These cash flow estimates include assumptions on growth rates and future currency exchange rates (Level 3). The Company did not record an impairment charge on any of its equity investments in fiscal years 2020, 2019, or 2018. See additional discussion regarding the Company’s equity method investments in Note H - Investments In and Receivables From Affiliates.

Revenue Recognition: The Company’s customer contracts predominantly contain a single performance obligation to fulfill customer orders for the purchase of specified products. Revenue from product sales is primarily identified by purchase orders (“contracts”) which in some cases are governed by a master sales agreement. The purchase orders in combination with the invoice typically specify quantity and product(s) ordered, shipping terms, and certain aspects of the transaction price including discounts. Contracts are at standalone pricing or governed by pricing lists or brackets. The Company's revenue is recognized at the point in time when performance obligations have been satisfied, and control of the product has transferred to the customer. This is typically once the shipped product is received or picked up by the customer. Revenues are recognized at the net consideration the Company expects to receive in exchange for the goods. The amount of net consideration recognized includes estimates of variable consideration, including costs for trade promotion programs, consumer incentives, and allowances and discounts associated with distressed or potentially unsaleable products.

A majority of the Company’s revenue is short-term in nature with shipments within one year from order date. The Company's payment terms generally range between 7 to 45 days and vary by sales channel and other factors. The Company accounts for shipping and handling costs as contract fulfillment costs and excludes taxes imposed on and collected from customers in revenue producing transactions from the transaction price. The Company does not have significant deferred revenue or unbilled receivable balances as a result of transactions with customers. Costs to obtain contracts with a duration of one year or less are expensed and included in the Consolidated Statements of Operations.

The Company promotes products through advertising, consumer incentives, and trade promotions. These programs include discounts, slotting fees, coupons, rebates and in-store display incentives. Customer trade promotion and consumer incentive activities are recorded as a reduction to the sale price based on amounts estimated as variable consideration. The Company estimates variable consideration at the expected value method to determine the total consideration which the Company expects to be entitled. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company’s estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of anticipated performance and all information (historical, current and forecasted) that is reasonably available.

The Company discloses revenue by reportable segment, sales channel and class of similar product in Note P - Segment Reporting.

Allowance for Doubtful Accounts: The Company estimates the Allowance for Doubtful Accounts based on a combination of factors, including the age of its Accounts Receivable balances, customer history, collection experience and current market factors. Additionally, a specific reserve may be established if the Company becomes aware of a customer’s inability to meet its financial obligations.

Advertising Expenses: Advertising costs are included in Selling, General, and Administrative and expensed when incurred. Advertising expenses include all media advertising but exclude the costs associated with samples, demonstrations, and market research. Advertising costs for fiscal years 2020, 2019, and 2018 were $123.6 million, $131.1 million, and $151.5 million, respectively.

Shipping and Handling Costs: The Company’s shipping and handling expenses are included in Cost of Products Sold on the Consolidated Statements of Operations.

Research and Development Expenses: Research and development costs are expensed as incurred and are included in Selling, General, and Administrative expenses on the Consolidated Statements of Operations. Research and development expenses incurred for fiscal years 2020, 2019, and 2018 were $31.9 million, $32.5 million, and $33.8 million, respectively.

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

Stock-Based Compensation: The Company records stock-based compensation expense in accordance with ASC 718, Compensation – Stock Compensation. For options subject to graded vesting, the Company recognizes stock-based compensation expense ratably over the shorter of the vesting period or requisite service period. Stock-based compensation expense for grants made to retirement-eligible employees is recognized on the date of grant. The Company estimates forfeitures at the time of grant based on historical experience and revises in subsequent periods if actual forfeitures differ.

Share Repurchases: The Company may purchase shares of its common stock through open market and privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the repurchase authorization depend on market conditions as well as corporate and regulatory considerations. For additional share repurchases information, see Part II, Item 5 - Market for Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Reclassifications: Certain reclassifications of previously reported amounts have been made to conform to the current year presentation. The reclassifications had no impact on Net Earnings or Operating Income, other than those related to the adoption of ASU 2017-07, as described within New Accounting Pronouncements Recently Adopted.

Accounting Changes and Recent Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

Fiscal 2020

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

Fiscal 2019

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This topic converges the guidance within U.S. GAAP and international financial reporting standards and supersedes ASC 605, Revenue Recognition. The standard requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services. The standard provides enhanced disclosures about revenue, guidance for transactions which were not previously addressed, and improves guidance for multiple-element arrangements. The guidance was effective for annual reporting periods beginning after December 15, 2017. The updated guidance is to be applied either retrospectively or by using a cumulative effect adjustment. The Company adopted the provisions of the new standard using the full retrospective method at the beginning of fiscal 2019.

In October 2016, the FASB issued ASU 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory (Topic 740). The updated guidance requires the recognition of the income tax consequences of an intra-entity asset transfer, other than transfers of inventory, when the transfer occurs. For intra-entity transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party. The updated guidance was effective for reporting periods beginning after December 15, 2017, with early adoption permitted only within the first interim period of a fiscal year. The guidance is required to be applied on a modified retrospective basis through a cumulative effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted the updated provisions at the beginning of fiscal 2019, resulting in a reclassification from prepaid tax assets to deferred tax assets. In addition, due to the impact of the lower tax rate on deferred tax balances resulting from the Tax Cuts and Jobs Act (Tax Act), the Company recognized a cumulative effect adjustment to Retained Earnings of $10.5 million in fiscal 2019.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715). The updated guidance requires an employer to report the service cost component of net periodic pension cost and net periodic post-retirement benefit cost in the same line item as other compensation costs. Other components of net periodic pension cost and net periodic post-retirement benefit cost must be presented in the income statement separately from the service cost component and outside income from operations. Additionally, only the service cost component is eligible for capitalization. This guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The updated guidance should be applied retrospectively for the presentation of components of net benefit cost and prospectively for the capitalization of the service cost component of net benefit cost. The Company adopted the updated provisions at the beginning of fiscal 2019. The Company elected to utilize a practical expedient which allows the Company to use historical amounts disclosed in the Pension and Other Post-retirement Benefits footnote as an estimation basis for retrospectively applying the requirements to separately report the other components in the Consolidated Statements of Operations. Due to the retrospective adoption, the Company reclassified $19.0 million of non-service cost components of net periodic benefit costs from Operating Income to Interest and Investment Income on the Consolidated Statements of Operations for the year ended October 28, 2018.

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

In July 2018, the FASB issued ASU 2018-09, Codification Improvements. This amendment makes changes to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification (ASC). The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments do not require transition guidance and are effective upon issuance of ASU 2018-09. The amendments effective upon issuance did not have a material impact on the Company's consolidated financial statements. A majority of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018. The Company early adopted the remaining amendments in the fourth quarter of fiscal 2019. The adoption did not have an impact on the Company’s consolidated financial statements.

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

Fiscal 2018

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330). The updated guidance requires that inventory be measured at the lower of cost and net realizable value. The guidance is limited to inventory measured using the first-in, first-out (FIFO) or average cost methods and excludes inventory measured using last-in, first-out (LIFO) or retail inventory methods. Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The updated guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The Company adopted the updated provisions on a prospective basis at the beginning of fiscal 2018. The adoption did not have a material impact on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718). The update simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted in any interim or annual period, with adjustments reflected as of the beginning of the fiscal year. Accordingly, the Company adopted the provisions of this new accounting standard at the beginning of fiscal 2018. This resulted in the excess tax benefits and tax deficiencies realized upon exercise or vesting of stock-based awards being recorded in its Consolidated Statements of Operations instead of additional paid-in capital within its Consolidated Statements of Financial Position. The amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement have been applied prospectively. Excess tax benefits of $40.4 million were recorded as a reduction of income tax expense for the fiscal year ended October 28, 2018. The effective tax rate was reduced by 3.4 percent for the twelve months ended October 28, 2018 as a result of the exercise activity. The Company applied the amendments related to the presentation of excess tax benefits on the Consolidated Statement of Cash Flows using a retrospective transition method, and as a result, realized windfalls were reclassified from financing activities to operating activities in its Consolidated Statements of Cash Flows. In accordance with ASU 2016-09, the Company has made the accounting policy election to estimate forfeitures and adjust as actual forfeitures occur.

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

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The update provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (Tax Act). SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. The Company’s accounting for certain income tax effects are incomplete; however, reasonable estimates have been determined for those tax effects. The Company recognized a measurement-period adjustment during the fiscal year ended October 28, 2018.

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

Note B
Acquisitions and Divestitures
Acquisitions: On March 2, 2020, the Company acquired the assets comprising the Sadler's Smokehouse business (Sadler's) for a final purchase price of $270.8 million. Sadler's is an authentic, pit-smoked meats business based in Henderson, Texas. This acquisition strengthens the Company's foodservice position and provides an opportunity to further extend the Sadler's product line into the retail and deli channels.

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

The acquisition was accounted for as a business combination using the acquisition method. The Company completed an allocation of the fair value of the assets acquired utilizing third-party valuation appraisals.

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
Divestiture: On April 15, 2019, the Company completed the sale of CytoSport, Inc. (CytoSport), which includes the Muscle Milk® and Evolve® brands, to PepsiCo, Inc., and received final proceeds of $479.8 million. The divestiture resulted in a pretax gain of $16.5 million recognized in Selling, General, and Administrative expense and a tax benefit of $17.0 million recognized within the Provision for Income Taxes on the Consolidated Statements of Operations.

CytoSport's results of operations through the date of divestiture are included within Earnings Before Income Taxes in the Consolidated Statements of Operations and are reflected within the Grocery Products and International & Other segments.

Note C
Inventories
Principal components of inventories are:

(in thousands)	October 25, 2020	October 27, 2019
Finished Products	$546,070	$604,035
Raw Materials and Work-in-Process	318,975	255,474
Operating Supplies	136,547	116,981
Maintenance Materials and Parts	71,170	65,872
Total	$1,072,762	$1,042,362

Note D
Goodwill and Intangible Assets
Goodwill: The changes in the carrying amount of goodwill for the fiscal years ended October 25, 2020, and October 27, 2019, are:

(in thousands)	Grocery Products	Refrigerated Foods	Jennie-O Turkey Store	International & Other	Total
Reported Balance at October 28, 2018	$882,582	$1,406,897	$203,214	$221,423	$2,714,116
Segment Reclassification	(25,209)	51,795	(26,586)	—	—
Adjusted Balance at October 28, 2018	$857,373	$1,458,692	$176,628	$221,423	$2,714,116
Goodwill Sold	(225,072)	—	—	(4,945)	(230,017)
Foreign Currency Translation	—	—	—	(2,454)	(2,454)
Balance at October 27, 2019	$632,301	$1,458,692	$176,628	$214,024	$2,481,645
Goodwill Acquired	—	148,313	—	—	148,313
Foreign Currency Translation	—	—	—	(17,232)	(17,232)
Balance as of October 25, 2020	$632,301	$1,607,005	$176,628	$196,793	$2,612,727

The increase to goodwill during fiscal 2020 is due to the acquisition of Sadler's. The reduction in goodwill during fiscal 2019 is due to the divestiture of CytoSport on April 15, 2019. See Note B - Acquisitions and Divestitures for additional information. Beginning balances for fiscal 2019 have been reclassified to present the current allocation between segments. See Note P - Segment Reporting for additional detail.

Intangible Assets: The carrying amounts for indefinite-lived intangible assets are:

	October 25,	October 27,
(in thousands)	2020	2019
Brands/Tradenames/Trademarks	$953,190	$959,400
Other Intangibles	184	184
Foreign Currency Translation	(6,923)	(3,803)
Total	$946,452	$955,781

The gross carrying amount and accumulated amortization for definite-lived intangible assets are:

	October 25, 2020			October 27, 2019
	Gross		Weighted-	Gross		Weighted-
	Carrying	Accumulated	Avg Life	Carrying	Accumulated	Avg Life
(in thousands)	Amount	Amortization	(in Years)	Amount	Amortization	(in Years)
Customer Lists/Relationships	$117,239	$(45,996)	12.2	$113,739	$(36,744)	12.7
Other Intangibles	60,631	(4,298)	13.8	6,957	(2,817)	6.3
Tradenames/Trademarks	10,536	(3,518)	4.9	—	—	—
Foreign Currency Translation	—	(4,760)	—	—	(3,054)	—
Total	$188,406	$(58,572)	12.3	$120,696	$(42,615)	12.2

The increase in gross carrying amount of other intangibles during fiscal 2020, is related to the acquisition of Sadler's. See Note B - Acquisitions and Divestitures for additional information.

Amortization expense for the last three fiscal years was:

(in thousands)
2020	$14,251
2019	11,586
2018	12,653

Estimated annual amortization expense for the five fiscal years after October 25, 2020, is as follows:

(in thousands)
2021	$16,477
2022	16,037
2023	15,132
2024	13,048
2025	11,432

During the fourth quarter of fiscal years 2020, 2019, and 2018, the Company completed the required annual impairment tests of indefinite-lived intangible assets and goodwill. In fiscal 2018, an impairment was indicated for the CytoSport trademark in the Grocery Products segment, resulting in a charge of $17.3 million. No other impairment was indicated. Useful lives of intangible assets were also reviewed during this process, with no material changes identified.

Note E
Long-term Debt and Other Borrowing Arrangements
Long-term Debt consists of:

(in thousands)	October 25, 2020	October 27, 2019
Senior Unsecured Notes, with Interest at 1.800%, Interest Due Semi-annually through June 2030 Maturity Date	$1,000,000	$—
Senior Unsecured Notes, with Interest at 4.125%, Interest Due Semi-annually through April 2021 Maturity Date	250,000	250,000
Unamortized Discount on Senior Notes	(2,630)	—
Unamortized Debt Issuance Costs	(7,979)	—
Finance Lease Liabilities(1)	61,030	—
Other Financing Arrangements	3,206	—
Total	1,303,627	250,000
Less: Current Maturities of Long-term Debt	258,691	—
Long-term Debt - Less Current Maturities	$1,044,936	$250,000
(1) See Note N - Leases for additional information

On June 11, 2020, the Company issued senior notes in an aggregate principal amount of $1.0 billion, due June 11, 2030. The notes bear interest at a fixed rate of 1.800% per annum, with interest paid semi-annually in arrears on June 11 and December 11 of each year, commencing December 11, 2020. The notes may be redeemed in whole or in part at any time at the applicable redemption price set forth in the prospectus supplement. If a change of control triggering event occurs, the Company must offer to purchase the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

The Company has a $400.0 million unsecured revolving line of credit which matures in June 2021. The unsecured revolving line of credit bears interest at a variable rate based on LIBOR and a fixed fee is paid for the availability of this credit line. As of October 25, 2020, and October 27, 2019, the Company had no outstanding draws from this line of credit.

The Company is required by certain covenants in its debt agreements to maintain specified levels of financial ratios and financial position. At the end of the current fiscal year, the Company was in compliance with all of these covenants.

Total interest paid in the last three fiscal years is as follows:

(in millions)
2020	$14.5
2019	19.0
2018	25.6

Note F
Pension and Other Post-retirement Benefits
The Company has several defined benefit plans and defined contribution plans covering most employees. Benefits for defined benefit pension plans covering hourly employees are provided based on stated amounts for each year of service, while plan benefits covering salaried employees are based on final average compensation. Total costs associated with the Company’s defined contribution benefit plans in fiscal years 2020, 2019, and 2018 were $44.5 million, $43.0 million, and $44.2 million, respectively.

Certain groups of employees are eligible for post-retirement health or welfare benefits. Benefits for retired employees vary for each group depending on respective retirement dates and applicable plan coverage in effect. Contribution requirements for retired employees are governed by the Retiree Health Care Payment Program and may change each year as the cost to provide coverage is determined.

Net periodic cost of defined benefit plans included the following:

	Pension Benefits			Post-retirement Benefits
(in thousands)	2020	2019	2018	2020	2019	2018
Service Cost	$35,584	$26,042	$31,612	$770	$690	$980
Interest Cost	53,642	60,385	56,196	9,306	12,016	11,169
Expected Return on Plan Assets	(101,283)	(92,492)	(99,091)	—	—	—
Amortization of Prior Service Cost	(2,168)	(2,795)	(2,468)	(2,651)	(2,675)	(3,111)
Recognized Actuarial Loss (Gain)	22,383	14,805	18,166	1,045	—	179
Curtailment (Gain) Charge	—	2,825	—	—	1,219	—
Net Periodic Cost	$8,158	$8,770	$4,415	$8,470	$11,250	$9,217

Non-service cost components of net pension and post-retirement benefit cost are presented within Interest and Investment Income on the Consolidated Statements of Operations.

Actuarial gains and losses and any adjustments resulting from plan amendments are deferred and amortized to expense over periods ranging from 8-20 years for pension benefits and 4-16 years for post-retirement benefits. The following amounts have not been recognized in net periodic pension cost and are included in Accumulated Other Comprehensive Loss:

	Pension Benefits		Post-retirement Benefits
(in thousands)	2020	2019	2020	2019
Unrecognized Prior Service Credit	$(2,128)	$40	$514	$3,166
Unrecognized Actuarial Losses	(402,289)	(429,599)	(36,144)	(34,266)

The following amounts are expected to be recognized in net periodic benefit expense in fiscal 2021:

(in thousands)	Pension Benefits	Post- retirement Benefits
Amortized Prior Service Credit	$(1,496)	$(669)
Recognized Actuarial Losses	22,742	2,020

The following is a reconciliation of the beginning and ending balances of the benefit obligation, fair value of plan assets, and funded status of the plans as of the October 25, 2020, and the October 27, 2019, measurement dates:

	Pension Benefits		Post-retirement Benefits
(in thousands)	2020	2019	2020	2019
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$1,616,177	$1,350,903	$290,946	$272,272
Service Cost	35,584	26,042	770	690
Interest Cost	53,642	60,385	9,306	12,016
Actuarial (Gain) Loss	77,447	241,694	2,362	24,912
Plan Amendments	—	8,086	—	—
Curtailment (Gain) Loss	—	(513)	—	1,839
Participant Contributions	—	—	2,344	2,302
Medicare Part D Subsidy	—	—	555	662
Benefits Paid	(115,965)	(70,420)	(20,990)	(23,747)
Benefit Obligation at End of Year	$1,666,886	$1,616,177	$285,293	$290,946

	Pension Benefits		Post-retirement Benefits
(in thousands)	2020	2019	2020	2019
Change in Plan Assets
Fair Value of Plan Assets at Beginning of Year	$1,477,288	$1,313,380	$—	$—
Actual Return on Plan Assets	183,647	226,171	—	—
Participant Contributions	—	—	2,344	2,302
Employer Contributions	8,562	8,157	18,646	21,445
Benefits Paid	(115,965)	(70,420)	(20,990)	(23,747)
Fair Value of Plan Assets at End of Year	$1,553,532	$1,477,288	$—	$—
Funded Status at End of Year	$(113,354)	$(138,889)	$(285,293)	$(290,946)

Amounts recognized in the Consolidated Statements of Financial Position as of October 25, 2020, and October 27, 2019, are as follows:

	Pension Benefits		Post-retirement Benefits
(in thousands)	2020	2019	2020	2019
Pension Assets	$183,232	$135,915	$—	$—
Employee-related Expenses	(9,332)	(8,842)	(19,669)	(20,418)
Pension and Post-retirement Benefits	(287,254)	(265,962)	(265,624)	(270,528)
Net Amount Recognized	$(113,354)	$(138,889)	$(285,293)	$(290,946)

The accumulated benefit obligation for all pension plans was $1.6 billion as of October 25, 2020, and October 27, 2019. The following table provides information for pension plans with accumulated benefit obligations in excess of plan assets:

(in thousands)	2020	2019
Projected Benefit Obligation	$296,585	$274,804
Accumulated Benefit Obligation	288,359	269,114
Fair Value of Plan Assets	—	—

Weighted-average assumptions used to determine benefit obligations are as follows:

	2020	2019
Discount Rate	3.06%	3.37%
Rate of Future Compensation Increase (For Plans that Base Benefits on Final Compensation Level)	4.09%	4.06%

Weighted-average assumptions used to determine net periodic benefit costs are as follows:

	2020	2019	2018
Discount Rate	3.37%	4.55%	3.91%
Rate of Future Compensation Increase (For Plans that Base Benefits on Final Compensation Level)	4.06%	3.96%	3.95%
Expected Long-term Return on Plan Assets	7.00%	7.15%	7.30%

The expected long-term rate of return on plan assets is based on fair value and developed in consultation with outside advisors. A range is determined based on the composition of the asset portfolio, historical long-term rates of return, and estimates of future performance.

For measurement purposes, an 8.0% annual rate of increase in the per capita cost of covered health care benefits for pre-Medicare and post-Medicare retirees’ coverage is assumed for 2020. The pre-Medicare and post-Medicare rate is assumed to decrease to 5.0% for 2026 and remain steady thereafter.

The assumed discount rate, expected long-term rate of return on plan assets, rate of future compensation increase, and health care cost trend rate have a significant impact on the amounts reported for the benefit plans. A one-percentage-point change in these rates would have the following effects:

	1-Percentage-Point
	Expense		Benefit Obligation
(in thousands)	Increase	Decrease	Increase	Decrease
Pension Benefits
Discount Rate	$(16,062)	$22,386	$(214,368)	$271,048
Expected Long-term Rate of Return on Plan Assets	(14,670)	14,670	—	—
Rate of Future Compensation Increase	5,146	(4,460)	12,382	(10,800)
Post-retirement Benefits
Discount Rate	$(362)	$5,183	$(26,065)	$31,217
Health Care Cost Trend Rate	1,061	(911)	28,661	(24,573)

The Company’s funding policy is to make annual contributions of not less than the minimum required by applicable regulations. The Company expects to make contributions of $29.4 million during fiscal 2021 that represent benefit payments for unfunded plans.

Benefits expected to be paid over the next ten fiscal years are as follows:

(in thousands)	Pension Benefits	Post-retirement Benefits
2021	$71,674	$19,949
2022	74,017	19,825
2023	76,706	19,633
2024	79,906	19,260
2025	83,430	18,722
2026-2030	451,164	83,572

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

The actual and target weighted-average asset allocations for the Company’s pension plan assets as of the plan measurement date are as follows:

	2020		2019
Asset Category	Actual %	Target Range %	Actual %	Target Range %
Fixed Income	46.3	35-60	44.9	35-60
Global Stocks	39.2	20-55	38.0	20-55
Private Equity	5.4	0-10	5.7	0-10
Real Estate	5.2	0-10	5.4	0-10
Hedge Funds	2.4	0-10	4.8	0-10
Cash and Cash Equivalents	1.5	—	1.2	—

The following tables show the categories of defined benefit pension plan assets and the level under which fair values were determined pursuant to the provisions of ASC 820. Assets measured at fair value using the net asset value (NAV) per share practical expedient are not required to be classified in the fair value hierarchy. These amounts are provided to permit reconciliation to the total fair value of plan assets.

	Fair Value Measurements as of October 25, 2020
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan Assets in Fair Value Hierarchy
Cash Equivalents(1)	$23,392	$1,294	$22,098	$—
Private Equity(2)
Domestic	43,479	—	—	43,479
International	40,359	—	—	40,359
Fixed Income(3)
U.S. Government Issues	239,239	158,525	80,714	—
Municipal Issues	15,768	—	15,768	—
Corporate Issues – Domestic	323,070	—	323,070	—
Corporate Issues – Foreign	52,132	—	52,132	—
Global Stocks - Mutual Funds(4)	151,175	151,175	—	—
Plan Assets in Fair Value Hierarchy	$888,614	$310,994	$493,782	$83,838

Plan Assets at Net Asset Value
Real Estate – Domestic(5)	$81,015
Global Stocks - Collective Investment Funds(6)	457,713
Hedge Funds(7)	37,293
Fixed Income - Hedge Funds(8)	51,956
Fixed Income - Collective Investment Funds(9)	36,941
Plan Assets at Net Asset Value	$664,918
Total Plan Assets at Fair Value	$1,553,532

	Fair Value Measurements as of October 27, 2019
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan Assets in Fair Value Hierarchy
Cash Equivalents(1)	$17,385	$2,445	$14,940	$—
Private Equity(2)
Domestic	49,049	—	—	49,049
International	35,852	—	—	35,852
Fixed Income(3)
U.S. Government Issues	281,879	277,790	4,089	—
Municipal Issues	20,846	—	20,846	—
Corporate Issues – Domestic	313,719	—	313,719	—
Corporate Issues – Foreign	46,181	—	46,181	—
Global Stocks - Mutual Funds(4)	156,974	156,974	—	—
Plan Assets in Fair Value Hierarchy	$921,885	$437,209	$399,775	$84,901

Plan Assets at Net Asset Value
Real Estate – Domestic(5)	$79,329
Global Stocks - Collective Investment Funds(6)	404,971
Hedge Funds(7)	71,103
Plan Assets at Net Asset Value	$555,403
Total Plan Assets at Fair Value	$1,477,288

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

(3) Fixed Income: The Level 1 investments include U.S. Treasury bonds and notes, which are valued at the closing price reported on the active market in which the individual securities are traded. The Level 2 investments consist principally of U.S. government securities, which are valued daily using institutional bond quote sources and mortgage-backed securities pricing sources, and municipal, domestic, and foreign securities, which are valued daily using institutional bond quote sources.

(4) Global Stocks - Mutual Fund: These Level 1 investments include open-ended mutual funds consisting of a mix of U.S. common stocks and foreign common stocks, which are valued at closing price reported on the active market in which the fund is traded. The investment strategy is to obtain long term capital appreciation by focusing on companies generating above average earnings growth and are leading growth businesses in the marketplace. There are no restrictions on redemptions.

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

(7) Hedge Funds: These investments are designed to provide diversification to an overall institutional portfolio and, in particular, provide protection against equity market downturns. They are comprised of CTAs/Managed Futures, Global Macro (Discretionary and/or Quant), and Long Volatility/Tail Risk Hedging strategies. The hedge funds are valued at the NAV of shares held by the Master Trust. Requests to redeem shares are granted daily, monthly or quarterly.

(8) Fixed Income - Hedge Funds: These investments target absolute, risk-adjusted returns by taking advantage of price dislocations and inconsistencies within credit markets. Funds are comprised primarily of U.S. and European corporate credit and structured credit. The investments are valued at the NAV of shares held by the Master Trust. Requests to redeem shares are granted on a quarterly basis on the three year fund anniversary with a ninety day notice period.

(9) Fixed Income - Collective Investment Funds: These investments include commingled funds consisting of a mix of U.S. government and investment grade corporate bonds. The collective investment funds are valued at NAV of the shares held by the Master Trust. The investment strategy is to achieve an investment return that approximates as closely to the Bloomberg Barclays U.S. Aggregate Bond Index over the long term by investing in the securities that comprise the benchmark. There are no restrictions on redemptions.

A reconciliation of the beginning and ending balance of the investments measured at fair value using significant unobservable inputs (Level 3) is as follows:

(in thousands)	2020	2019
Beginning Balance	$84,901	$76,257
Purchases, Issuances, and Settlements (Net)	(10,151)	(2,894)
Unrealized Gains (Losses)	(4,577)	1,182
Realized Gains	8,130	9,738
Interest and Dividend Income	5,535	618
Ending Balance	$83,838	$84,901

The Company has commitments totaling $125.0 million for the private equity investments within the pension plans. The unfunded private equity commitment balance for each investment category as of October 25, 2020, and October 27, 2019, is as follows:

(in thousands)	2020	2019
Domestic Equity	$203	$363
International Equity	15,919	22,969
Unfunded Commitment Balance	$16,122	$23,332

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

Volume: As of October 25, 2020, and October 27, 2019, the Company had the following outstanding commodity futures and options contracts related to its hedging programs:

Volume
Commodity Contracts	October 25, 2020	October 27, 2019
Corn	26.0 million bushels	30.4 million bushels
Lean Hogs	153.7 million pounds	187.3 million pounds

Fair Value of Derivatives: The fair values of the Company’s derivative instruments as of October 25, 2020, and October 27, 2019, are:

(in thousands)		Fair Value(1)
Derivatives Designated as Hedges	Location on Consolidated Statements of Financial Position	October 25, 2020	October 27, 2019
Commodity Contracts	Other Current Assets	$(1,330)	$6,405
 (1)  Amounts represent the gross fair value of derivative assets and liabilities. The Company nets the derivative assets and liabilities for each of its hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract. The amount or timing of cash collateral balances may impact the classification of the derivative in the Consolidated Statements of Financial Position. The gross liability position as of October 25, 2020 is offset by cash collateral of $25.5 million contained within the master netting arrangement. The gross asset position as of October 27, 2019, is offset by cash owed of $4.0 million. See Note L - Fair Value Measurements for a discussion of these net amounts as reported in the Consolidated Statements of Financial Position.

Fair Value Hedge - Assets (Liabilities): The carrying amount of the Company’s fair value hedge assets (liabilities) as of October 25, 2020, and October 27, 2019, are:

Location on Consolidated Statements of Financial Position	Carrying Amount(1) of the Hedged Assets/(Liabilities)
(in thousands)	October 25, 2020	October 27, 2019
Accounts Payable	$4,269	$(2,805)
 (1)  Amounts represent the carrying amount of fair value hedged assets and liabilities which are offset by other assets included in master netting arrangements described above.

Accumulated Other Comprehensive Loss Impact: As of October 25, 2020, the Company included in Accumulated Other Comprehensive Loss, hedging gains of $2.8 million (before tax) relating to its positions. The Company expects to recognize the majority of these gains over the next twelve months.
The effect of Accumulated Other Comprehensive Loss for gains or losses (before tax) related to the Company's derivative instruments for the fiscal years ended October 25, 2020, and October 27, 2019, are:

	Gain/(Loss) Recognized in AOCL(1)		Location on Consolidated Statements of Operations	Gain/(Loss) Reclassified from AOCL into Earnings(1)
(in thousands)	Fiscal Year Ended			Fiscal Year Ended
Cash Flow Hedges:	October 25, 2020	October 27, 2019		October 25, 2020	October 27, 2019
Commodity Contracts	$(38,213)	$2,813	Cost of Products Sold	$(37,834)	$(1,701)

(1) See Note I - Accumulated Other Comprehensive Loss for the after-tax impact of these gains or losses on Net Earnings.

Consolidated Statements of Operations Impact: The effect on the Consolidated Statements of Operations for gains or losses (before tax, in thousands) related to the Company's derivative instruments for the fiscal years ended, are:

	Cost of Products Sold
(in thousands)	October 25, 2020	October 27, 2019	October 28, 2018
Consolidated Statements of Operations	$7,782,498	$7,612,669	$7,566,227

Cash Flow Hedges - Commodity Contracts
Gain (Loss) Reclassified from AOCL	$(37,834)	$(1,701)	$(5,480)
Amortization of Excluded Component from Options	—	(2,489)	—
Gain (Loss) Due to Ineffectiveness	—	—	(177)

Fair Value Hedges - Commodity Contracts
Gain (Loss) on Commodity Futures(1)	13,192	5,197	3,572
Gain (Loss) Due to Ineffectiveness	—	—	(171)

Total Gain (Loss) Recognized in Earnings	$(24,642)	$1,007	$(2,256)

(1) Amounts represent gains or losses on commodity contracts designated as fair value hedges that were closed during the year, which were offset by a corresponding gain or loss on the underlying hedged purchase commitment. Additional gains or losses related to changes in the fair value of open commodity contracts, along with the offsetting gain or loss on the hedged purchase commitment, are also marked-to-market through earnings with no impact on a net basis.

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

Investments In and Receivables from Affiliates consists of:

(in thousands)	Segment	% Owned	October 25, 2020	October 27, 2019
MegaMex Foods, LLC	Grocery Products	50%	$220,907	$218,592
Other Joint Ventures	International & Other	Various (20 – 40%)	87,466	70,565
Total			$308,372	$289,157

Equity in Earnings of Affiliates consists of:

(in thousands)	Segment	2020	2019	2018
MegaMex Foods, LLC	Grocery Products	$31,919	$38,676	$52,988
Other Joint Ventures	International & Other	3,653	525	5,984
Total		$35,572	$39,201	$58,972

Dividends received from affiliates for the fiscal years ended October 25, 2020, October 27, 2019, and October 28, 2018, were $37.5 million, $22.5 million, and $30.0 million, respectively.

The Company recognized a basis difference of $21.3 million associated with the formation of MegaMex Foods, LLC, of which $11.9 million is remaining as of October 25, 2020. This difference is being amortized through Equity in Earnings of Affiliates.

Note I
Accumulated Other Comprehensive Loss
Components of Accumulated Other Comprehensive Loss are as follows:

(in thousands)	Foreign Currency Translation	Pension & Other Post-retirement Benefits		Deferred Hedging Gain (Loss)		Accumulated Other Comprehensive Loss
Balance at October 29, 2017	$(6,846)	$(242,475)		$1,246		$(248,075)
Unrecognized Gains (Losses)
Gross	(38,008)	46,430		(8,634)		(212)
Tax Effect	—	(11,244)		2,090		(9,154)
Reclassification into Net Earnings
Gross	—	12,766	(1)	5,480	(2)	18,246
Tax Effect	—	(3,090)		(1,213)		(4,303)
Net of Tax Amount	(38,008)	44,862		(2,277)		4,577
Balance at October 28, 2018	$(44,854)	$(197,613)		$(1,031)		$(243,498)
Impact of Adoption of ASU:
ASU 2017-12	—	—		(21)	(3)	(21)
ASU 2018-02	—	(53,778)	(3)	—		(53,778)
Adjusted Balance at October 28,2018	$(44,854)	$(251,391)		$(1,052)		$(297,297)
Unrecognized Gains (Losses)
Gross	(8,142)	(138,356)		2,834		(143,664)
Tax Effect	—	33,822		(699)		33,123
Reclassification into Net Earnings
Gross	—	9,335	(1)	1,701	(2)	11,036
Tax Effect	—	(2,287)		(411)		(2,698)
Net of Tax Amount	(8,142)	(97,486)		3,425		(102,203)
Adjusted Balance at October 27,2019	$(52,996)	$(348,877)		$2,373		$(399,500)
Unrecognized Gains (Losses)
Gross	(11,164)	2,003		(38,213)		(47,374)
Tax Effect	—	(404)		9,324		8,920
Reclassification into Net Earnings
Gross	—	18,609	(1)	37,834	(2)	56,443
Tax Effect	—	(4,510)		(9,229)		(13,739)
Net of Tax Amount	(11,164)	15,698		(284)		4,250
Balance at October 25, 2020	$(64,161)	$(333,178)		$2,089		$(395,250)

(1)  Included in computation of net periodic cost. See Note F - Pension and Other Post-Retirement Benefits for additional details.
(2)  Included in Cost of Products Sold in the Consolidated Statements of Operations.
(3)  Cumulative effect from the adoption of Accounting Standards Updates. See Note A - Significant Accounting Policies for additional details.

Note J
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

In March 2018, the FASB issued ASU 2018-05, which provides guidance for companies related to the Tax Act. ASU 2018-05 allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The Company made reasonable estimates to record a net tax benefit of $72.9 million during fiscal 2018. This provisional net tax benefit included a benefit of $81.2 million from re-measuring the Company's net U.S. deferred tax liabilities, partially offset by the Company's accrual for the transition tax and other U.S. tax law changes of $8.3 million. The Company completed its provisional tax analysis during the first quarter of fiscal 2019 and did not record any significant adjustments to the provisional amounts booked in fiscal 2018.

With respect to the Tax Act provision on GILTI, the Company has elected to treat GILTI as a period cost.

The components of the Provision for Income Taxes are as follows:

(in thousands)	2020	2019	2018
Current
U.S. Federal	$142,708	$161,233	$134,869
State	13,353	30,774	27,782
Foreign	18,293	9,919	13,492
Total Current	174,354	201,926	176,143
Deferred
U.S. Federal	34,408	27,817	(15,573)
State	4,937	1,473	10,975
Foreign	(7,306)	(649)	(2,843)
Total Deferred	32,039	28,641	(7,441)
Total Provision for Income Taxes	$206,393	$230,567	$168,702

Deferred Income Taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred income tax liabilities and assets are as follows:

(in thousands)	October 25, 2020	October 27, 2019
Deferred Tax Liabilities
Goodwill and Intangible Assets	$(269,218)	$(240,935)
Tax over Book Depreciation and Basis Differences	(164,911)	(153,104)
Other, net	(24,316)	(11,844)
Deferred Tax Assets
Pension and Other Post-retirement Benefits	97,129	105,948
Employee Compensation Related Liabilities	65,024	65,887
Marketing and Promotional Accruals	20,783	15,581
Other, net	62,302	41,893
Net Deferred Tax (Liabilities) Assets	$(213,207)	$(176,574)

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	2020	2019	2018
U.S. Statutory Rate	21.0%	21.0%	23.4%
State Taxes on Income, Net of Federal Tax Benefit	1.6	2.5	2.6
Domestic Production Activities Deduction	—	—	(1.5)
Divestitures	—	(1.4)	—
Provisional Tax Law Change	—	—	(6.3)
Stock-based Compensation	(3.1)	(2.2)	(3.4)
All Other, net	(1.0)	(0.8)	(0.5)
Effective Tax Rate	18.5%	19.1%	14.3%

In fiscal 2019, the Company recorded a net tax benefit of $17.5 million related to the divestiture of CytoSport.

As of October 25, 2020, the Company had $162.0 million of undistributed earnings from non-U.S. subsidiaries. The Company maintains all earnings are permanently reinvested. Accordingly, no additional income taxes have been provided for withholding tax, state tax or other taxes.

Total income taxes paid during fiscal years 2020, 2019, and 2018 were $169.7 million, $221.4 million, and $147.5 million, respectively.

The following table sets forth changes in the unrecognized tax benefits, excluding interest and penalties, for fiscal years 2020 and 2019.

(in thousands)
Balance as of October 28, 2018	$33,117
Tax Positions Related to the Current Period
Increases	4,885
Tax Positions Related to Prior Periods
Increases	2,997
Decreases	(9,585)
Settlements	(927)
Decreases Related to a Lapse of Applicable Statute of Limitations	(2,661)
Balance as of October 27, 2019	$27,826
Tax Positions Related to the Current Period
Increases	3,177
Tax Positions Related to Prior Periods
Increases	8,299
Decreases	(2,549)
Settlements	(1,107)
Decreases Related to a Lapse of Applicable Statute of Limitations	(2,404)
Balance as of October 25, 2020	$33,242

The amount of unrecognized tax benefits, including interest and penalties, is recorded in Other Long-term Liabilities. If recognized as of October 25, 2020, and October 27, 2019, $29.1 million, and $22.5 million, respectively, would impact the Company’s effective tax rate. The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense, with losses of $1.9 million and $0.1 million included in expense for fiscal 2020 and 2019, respectively. The amount of accrued interest and penalties at October 25, 2020, and October 27, 2019, associated with unrecognized tax benefits was $7.2 million and $6.2 million, respectively.

The Company is regularly audited by federal and state taxing authorities. The U.S. Internal Revenue Service (I.R.S.) concluded their examination of fiscal 2018 in the fourth quarter of fiscal 2020. The Company has elected to participate in the Compliance Assurance Process (CAP) for fiscal years through 2021. The objective of CAP is to contemporaneously work with the I.R.S. to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. The Company may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time.

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

Note K
Stock-Based Compensation
The Company issues stock options, restricted stock units, and restricted shares as part of its stock incentive plans for employees and non-employee directors. Stock-based compensation expense for fiscal years 2020, 2019, and 2018, was $22.5 million, $19.7 million, and $20.6 million, respectively. The Company recognizes stock-based compensation expense ratably over the shorter of the vesting period or the individual's retirement eligibility date. The fair value of stock-based compensation granted to retirement-eligible individuals is expensed at the time of grant.

At October 25, 2020, there was $23.8 million of total unrecognized compensation expense from stock-based compensation arrangements granted under the plans. This compensation is expected to be recognized over a weighted-average period of approximately 2.0 years. During fiscal years 2020, 2019, and 2018, cash received from stock option exercises was $81.8 million, $59.9 million, and $71.8 million, respectively.
Shares issued for option exercises, restricted stock units, and restricted shares may be either authorized but unissued shares or shares of treasury stock. The number of shares available for future grants was 13.7 million at October 25, 2020, 14.9 million at October 27, 2019, and 16.1 million at October 28, 2018.
Stock Options: The Company’s policy is to grant options with the exercise price equal to the market price of the common stock on the date of grant. Options typically vest over four years and expire ten years after the date of the grant.

Effective with fiscal 2020 grants, the Company has determined the equity award value for eligible employees will be delivered fifty percent in stock options as described above and fifty percent in restricted stock units with a three-year cliff vesting period.

In fiscal 2018, the Company made a one-time grant of 200 stock options to each active, full-time employee and 100 stock options to each active, part-time employee of the Company as of April 30, 2018. The options vest in five years and expire ten years after the grant date.

A reconciliation of the number of options outstanding and exercisable (in thousands) as of October 25, 2020, is:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Stock Options Outstanding at October 27, 2019	25,994	$26.49
Granted	1,218	45.88
Exercised	(5,865)	16.00
Forfeited	(273)	36.85
Expired	(1)	36.25
Stock Options Outstanding at October 25, 2020	21,073	$30.39	5.2	$404,936
Stock Options Exercisable at October 25, 2020	14,204	$26.06	3.9	$334,529

The weighted-average grant date fair value of stock options granted and the total intrinsic value of options exercised (in thousands) during each of the past three fiscal years, are:

	Fiscal Year Ended
	October 25,	October 27,	October 28,
	2020	2019	2018
Weighted-average Grant Date Fair Value	$7.71	$9.24	$7.16
Intrinsic Value of Exercised Options	182,821	138,282	187,486

The fair value of each option award is calculated on the date of grant using the Black-Scholes valuation model utilizing the following weighted-average assumptions:

	Fiscal Year Ended
	October 25,	October 27,	October 28,
	2020	2019	2018
Risk-free Interest Rate	1.7%	2.8%	2.7%
Dividend Yield	2.0%	1.9%	2.1%
Stock Price Volatility	19.0%	19.0%	19.0%
Expected Option Life	8 years	8 years	8 years

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

Restricted Stock Units: Restricted stock units are valued equal to the market price of the common stock on the date of the grant and generally vest after three years. These awards accumulate dividend equivalents, which are provided as additional units and are subject to the same vesting requirements as the underlying grant. A reconciliation of the restricted stock units (in thousands) as of October 25, 2020, is:

	Shares	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Restricted Stock Units Outstanding at October 27, 2019	—	$—
Granted	205	45.88
Dividend Equivalents	2	49.49
Vested	(18)	45.54
Forfeited	(1)	45.54
Restricted Stock Units Outstanding at October 25, 2020	188	$45.91	2.1	$9,306

The weighted-average grant date fair value of restricted stock units granted and the total fair value (in thousands) of restricted stock units granted during each of the past three fiscal years, are:

	Fiscal Year Ended
	October 25,	October 27,	October 28,
	2020	2019	2018
Weighted-average Grant Date Fair Value	$45.88	$—	$—
Fair Value of Restricted Stock Units Granted	9,383	—	—
Fair Value of Restricted Stock Units Vested	$839	$—	$—

Restricted Shares: Restricted shares awarded to non-employee directors annually on February 1 are subject to a restricted period which expires the date of the Company’s next annual stockholders meeting. Newly elected directors receive a prorated award of restricted shares of the Company's common stock, which expires on the date of the Company's second succeeding annual stockholders meeting. A reconciliation of the restricted shares (in thousands) as of October 25, 2020, is:

	Shares	Weighted- Average Grant Date Fair Value
Restricted Shares Outstanding at October 27, 2019	51	$42.23
Granted	42	47.29
Vested	(47)	42.08
Restricted Shares Outstanding at October 25, 2020	45	$47.03

The weighted-average grant date fair value of restricted shares granted, the total fair value (in thousands) of restricted shares granted, and the fair value (in thousands) of shares that have vested during each of the past three fiscal years, are:

	Fiscal Year Ended
	October 25,	October 27,	October 28,
	2020	2019	2018
Weighted-average Grant Date Fair Value	$47.29	$42.23	$34.08
Fair Value of Restricted Shares Granted	1,973	2,134	1,760
Fair Value of Restricted Shares Vested	$1,974	$1,760	$2,053

Note L
Fair Value Measurements
Pursuant to the provisions of ASC 820, the Company’s financial assets and liabilities carried at fair value on a recurring basis in the consolidated financial statements as of October 25, 2020, and October 27, 2019, and their level within the fair value hierarchy are presented in the table below.

	Fair Value Measurements at October 25, 2020
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets at Fair Value
Cash and Cash Equivalents(1)	$1,714,309	$1,713,098	$1,211	$—
Short-term Marketable Securities(2)	17,338	5,728	11,610	—
Other Trading Securities(3)	173,114	—	173,114	—
Commodity Derivatives(4)	10,950	10,950	—	—
Total Assets at Fair Value	$1,915,711	$1,729,776	$185,935	$—
Liabilities at Fair Value
Deferred Compensation(3)	$65,154	$—	$65,154	$—
Total Liabilities at Fair Value	$65,154	$—	$65,154	$—

	Fair Value Measurements at October 27, 2019
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets at Fair Value
Cash and Cash Equivalents(1)	$672,901	$672,458	$443	$—
Short-term Marketable Securities(2)	14,736	5,186	9,550	—
Other Trading Securities(3)	157,526	—	157,526	—
Commodity Derivatives(4)	12,882	12,882	—	—
Total Assets at Fair Value	$858,045	$690,526	$167,519	$—
Liabilities at Fair Value
Deferred Compensation(3)	$62,373	$—	$62,373	$—
Total Liabilities at Fair Value	$62,373	$—	$62,373	$—

The following methods and assumptions were used to estimate the fair value of the financial assets and liabilities above:

(1)    The Company’s cash equivalents considered Level 1 consist primarily of bank deposits, money market funds rated AAA or other highly liquid investment accounts and have a maturity date of three months or less. Cash equivalents considered Level 2 are funds holding agency bonds or securities booked at amortized cost.

(2)    The Company holds securities as part of a portfolio maintained to generate investment income and to provide cash for operations of the Company, if necessary. The portfolio is managed by a third party who is responsible for daily trading activities and all assets within the portfolio are highly liquid. The cash, U.S. government securities and money market funds rated AAA held by the portfolio are classified as Level 1. The current investment portfolio also includes corporate bonds and other asset backed securities for which there is an active, quoted market. Market prices are obtained from a variety of industry providers, large financial institutions and other third-party sources to calculate a representative daily market value, and therefore, these securities are classified as Level 2.

(3)    The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred compensation plans. A majority of the funds held in the rabbi trust relate to the supplemental executive retirement plans and have been invested in fixed income funds managed by a third party. The declared rate on these funds is set based on a formula using the yield of the general account investment portfolio supporting the fund as adjusted for expenses and other charges. The rate is guaranteed for one year at issue and may be reset annually on the policy anniversary, subject to a guaranteed minimum rate. As the value is based on adjusted market rates and the fixed rate is only reset on an annual basis, these funds are classified as Level 2.
Under the deferred compensation plans, participants can defer certain types of compensation and elect to receive a return on the deferred amounts based on the changes in fair value of various investment options. These funds are managed by a third-party insurance policy, the values of which represent their cash surrender value based on the fair value of the underlying investments in the account and include equity securities, money market accounts, bond funds or other portfolios for which there is an active quoted market. Therefore, these policies are classified as Level 2. The Company also offers a fixed rate investment option to participants. The rate earned on these investments is adjusted annually based on a specified percentage of the I.R.S. applicable federal rates. These balances are also classified as Level 2. The funds held in the rabbi trust are included in Other Assets on the Consolidated Statements of Financial Position.
The related deferred compensation liabilities are included in Other Long-term Liabilities on the Consolidated Statements of Financial Position with investment options generally mirroring those funds held by the rabbi trust. Therefore, these investment balances are classified as Level 2. Securities held by the trust are classified as trading securities. Unrealized gains and losses associated with these investments are included in the Company's earnings. Securities held by the trust generated gains (losses) of $7.0 million, $8.3 million, and $(0.4) million for fiscal years 2020, 2019, and 2018, respectively.

(4) The Company’s commodity derivatives represent futures contracts and options used in its hedging or other programs to offset price fluctuations associated with purchases of corn and hogs, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers. The Company’s futures contracts for corn are traded on the Chicago Board of Trade, while futures contracts for lean hogs are traded on the Chicago Mercantile Exchange. These are active markets with quoted prices available, and these contracts are classified as Level 1. All derivatives are reviewed for potential credit risk and risk of nonperformance. The net balance for each program is included in Other Current Assets or Accounts Payable, as appropriate, in the Consolidated Statements of Financial Position. As of October 25, 2020, the Company has recognized the right to reclaim net cash collateral of $12.3 million from various counterparties (including cash of $25.5 million less $13.2 million of realized loss). As of October 27, 2019, the Company had recognized the right to reclaim net cash collateral of $6.5 million from various counterparties (including $10.5 million of realized gains on closed positions offset by cash owed of $4.0 million).

The Company’s financial assets and liabilities include accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value. The Company does not carry its long-term debt at fair value in its Consolidated Statements of Financial Position. The fair value of long-term debt, utilizing discounted cash flows (Level 2), was $1,238.8 million as of October 25, 2020, and $257.7 million as of October 27, 2019. See Note E - Long Term Debt and Other Borrowing Arrangements for additional information.

In accordance with the provisions of ASC 820, the Company measures certain nonfinancial assets and liabilities at fair value, which are recognized or disclosed on a nonrecurring basis (e.g. goodwill, intangible assets, and property, plant, and equipment). During fiscal 2018, a $17.3 million intangible asset impairment charge was recorded for a CytoSport trademark. See additional discussion regarding the Company’s goodwill and intangible assets in Note E - Goodwill and Intangible Assets. During fiscal years 2020, 2019, and 2018, there were no other material remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

Note M
Commitments and Contingencies
To ensure a steady supply of hogs and turkeys and keep the cost of products stable, the Company has entered into contracts with producers for the purchase of hogs and turkeys at formula-based prices over periods up to 10 years. The Company has also entered into grow-out contracts with independent farmers to raise turkeys for the Company for periods up to 25 years. Under these arrangements, the Company owns the livestock, feed and other supplies while the independent farmers provide facilities and labor. In addition, the Company has contracted for the purchase of corn, soybean meal, feed ingredients, and other raw materials from independent suppliers for periods up to four years. Under these contracts, the Company is committed to make purchases, assuming current price levels, as follows:

(in thousands)	October 25, 2020
2021	$964,165
2022	849,614
2023	577,898
2024	388,917
2025	164,580
Later Years	61,873
Total	$3,007,047

Purchases under these contracts for fiscal years 2020, 2019 and 2018 were $0.9 billion, $1.0 billion and $1.3 billion, respectively.

As of October 25, 2020, the Company has $47.5 million of standby letters of credit issued on its behalf. The standby letters of credit are primarily related to the Company’s self-insured workers compensation programs. However, that amount includes revocable standby letters of credit totaling $3.1 million for obligations of an affiliated party that may arise under workers compensation claims. Letters of credit are not reflected in the Company’s Consolidated Statements of Financial Position.

The Company is involved in litigation on an ongoing basis arising in the ordinary course of business. In the opinion of management, the outcome of litigation currently pending will not materially affect the Company’s results of operations, financial condition, or liquidity.

Note N
Leases
The Company has operating leases for manufacturing facilities, office space, warehouses, transportation equipment, and miscellaneous real estate and equipment contracts. Finance leases primarily include turkey growing facilities and an aircraft. The Company's lessor portfolio consists primarily of immaterial operating leases of farmland to third parties.

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

Lease information included in the Consolidated Statements of Financial Position are:

(in thousands)	Location on Consolidated Statements of Financial Position	October 25, 2020
Right-of-Use Assets
Operating	Other Assets	$53,119
Finance	Net Property, Plant, and Equipment	61,059
Total Right-of-Use Assets		$114,179
Liabilities
Current
Operating	Accrued Expenses	$12,025
Finance	Current Maturities of Long-term Debt	8,308
Noncurrent
Operating	Other Long-term Liabilities	43,126
Finance	Long-term Debt - Less Current Maturities	52,722
Total Lease Liabilities		$116,182

Lease expenses are:

Fiscal Year Ended
(in thousands)	October 25, 2020
Operating Lease Cost (1)	$19,602
Finance Lease Cost
Amortization of Right-of-Use Assets	7,985
Interest on Lease Liabilities	2,304
Variable Lease Cost (2)	424,955
Net Lease Cost	$454,846
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

The weighted-average remaining lease term and discount rate for lease liabilities included in the Consolidated Statements of Financial Position are:

October 25, 2020
Weighted Average Remaining Lease Term
Operating Leases	7.31 years
Finance Leases	8.14 years
Weighted Average Discount Rate
Operating Leases	2.28%
Finance Leases	3.54%

Supplemental cash flow and other information related to leases for the fifty-two weeks ended October 25, 2020, are:

(in thousands)	October 25, 2020
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating Cash Flows from Operating Leases	$15,412
Operating Cash Flows from Finance Leases	2,304
Financing Cash Flows from Finance Leases	8,189

Right-of-Use Assets obtained in exchange for new operating lease liabilities	5,210

The maturity of the Company's lease liabilities as of October 25, 2020, are:

(in thousands)	Operating Leases	Finance Leases (1)	Total
2021	$13,363	$10,327	$23,690
2022	10,354	9,934	20,287
2023	8,658	9,738	18,396
2024	5,835	9,612	15,447
2025	3,545	8,117	11,661
2026 and beyond	18,644	21,192	39,836
Total Lease Payments	$60,399	$68,919	$129,318
Less: Imputed Interest	5,247	7,889	13,136
Present Value of Lease Liabilities	$55,152	$61,030	$116,182
(1) Over the life of the lease contracts, finance lease payments include $8.7 million related to purchase options which are reasonably certain of being exercised.

Noncancelable future operating and capital lease commitments on facilities and equipment at October 27, 2019, were as follows:

(in thousands)	Operating	Capital
2020	$15,603	$1,834
2021	10,470	1,787
2022	7,951	1,709
2023	6,953	1,709
2024	4,840	1,709
2025 and beyond	21,773	13,815
Total Future Payments	$67,590	$22,563
Less: Interest		2,850
Present Value of Future Minimum Capital Lease Payments		$19,713

The Company expensed $23.1 million and $22.9 million for rent in fiscal years 2019 and 2018, respectively.

Note O
Earnings Per Share Data
The reported net earnings attributable to the Company were used when computing basic and diluted earnings per share. The following table sets forth the shares used as the denominator for those computations:

(in thousands)	2020	2019	2018
Basic Weighted-Average Shares Outstanding	538,007	534,578	530,742
Dilutive Potential Common Shares	8,585	10,654	13,127
Diluted Weighted-Average Shares Outstanding	546,592	545,232	543,869

Antidilutive Potential Common Shares	1,822	2,801	7,292

Note P
Segment Reporting
The Company develops, processes, and distributes a wide array of food products in a variety of markets. The Company reports its results in the following four segments: Grocery Products, Refrigerated Foods, Jennie-O Turkey Store, and International & Other. At the beginning of fiscal 2019, the Company aligned all deli businesses, including the Jennie-O Turkey Store deli division, into Hormel Deli Solutions reporting within the Refrigerated Foods segment. In addition, the ingredients business was realigned from the Grocery Products segment to the Refrigerated Foods segment. Periods presented herein have been adjusted to reflect these changes.

The Grocery Products segment consists primarily of the processing, marketing and sale of shelf-stable food products sold predominantly in the retail market, along with the sale of nutritional and private label shelf-stable products to retail, foodservice, and industrial customers. This segment also includes the results from the Company’s MegaMex joint venture.

The Refrigerated Foods segment consists primarily of the processing, marketing and sale of branded and unbranded pork, beef and poultry products for retail, foodservice, deli, and commercial customers.

The Jennie-O Turkey Store segment consists primarily of the processing, marketing and sale of branded and unbranded turkey products for retail, foodservice, and commercial customers.

The International & Other segment includes Hormel Foods International which manufactures, markets and sells Company products internationally. This segment also includes the results from the Company’s international joint ventures and royalty arrangements.

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

	Fiscal Year
(in thousands)	2020	2019	2018
Sales to Unaffiliated Customers
Grocery Products	$2,385,291	$2,369,317	$2,480,367
Refrigerated Foods	5,271,061	5,210,741	5,109,881
Jennie-O Turkey Store	1,333,459	1,323,783	1,331,013
International & Other	618,650	593,476	624,439
Total	$9,608,462	$9,497,317	$9,545,700
Intersegment Sales
Grocery Products	$13	$41	$38
Refrigerated Foods	21,067	16,351	8,591
Jennie-O Turkey Store	108,276	123,712	110,753
International & Other	—	—	—
Total	129,356	140,104	119,382
Intersegment Elimination	(129,356)	(140,104)	(119,382)
Total	$—	$—	$—
Net Sales
Grocery Products	$2,385,304	$2,369,358	$2,480,405
Refrigerated Foods	5,292,128	5,227,092	5,118,472
Jennie-O Turkey Store	1,441,735	1,447,495	1,441,766
International & Other	618,650	593,476	624,439
Intersegment Elimination	(129,356)	(140,104)	(119,382)
Total	$9,608,462	$9,497,317	$9,545,700
Segment Profit
Grocery Products	$358,008	$339,497	$353,266
Refrigerated Foods	609,406	681,763	670,948
Jennie-O Turkey Store	105,585	117,962	131,846
International & Other	93,782	75,513	88,953
Total Segment Profit	$1,166,782	$1,214,735	$1,245,013
Net Unallocated Expense	52,307	5,362	64,171
Noncontrolling Interest	272	342	442
Earnings Before Income Taxes	$1,114,747	$1,209,715	$1,181,284
Assets
Grocery Products	$1,713,883	$1,774,235	$2,172,117
Refrigerated Foods	4,188,250	3,583,639	3,444,646
Jennie-O Turkey Store	1,111,318	1,023,787	1,016,961
International & Other	721,729	692,310	679,003
Corporate	2,173,101	1,035,033	829,565
Total	$9,908,282	$8,109,004	$8,142,292
Additions to Property, Plant, & Equipment
Grocery Products	$34,409	$37,892	$13,042
Refrigerated Foods	249,441	174,506	220,499
Jennie-O Turkey Store	42,042	31,607	131,946
International & Other	3,737	9,248	16,513
Corporate	37,872	40,585	7,607
Total	$367,501	$293,838	$389,607
Depreciation and Amortization
Grocery Products	$32,148	$31,406	$35,210
Refrigerated Foods	97,317	77,100	70,579
Jennie-O Turkey Store	46,322	34,696	33,316
International & Other	16,226	10,666	10,755
Corporate	13,767	11,342	11,998
Total	$205,781	$165,210	$161,858

Revenue has been disaggregated into the categories below to show how sales channels affect the nature, amount, timing, and uncertainty of revenue and cash flows. The amount of total revenues contributed by sales channel for the last three fiscal years are:

	Fiscal Year Ended
(in thousands)	October 25, 2020	October 27, 2019	October 28, 2018
U.S. Retail	$5,441,412	$4,947,398	$5,112,988
U.S. Foodservice	2,489,644	2,943,352	2,824,951
U.S. Deli	970,327	939,069	914,009
International	707,078	667,498	693,752
Total	$9,608,462	$9,497,317	$9,545,700

The shift in revenues from the U.S. Foodservice to the U.S. Retail channel in fiscal 2020 was driven by the COVID-19 pandemic and subsequent restrictions.

The Company’s products primarily consist of meat and other food products. The amount of total revenues contributed by classes of similar products for the last three fiscal years are:

	Fiscal Year Ended
(in thousands)	October 25, 2020	October 27, 2019	October 28, 2018
Perishable	$5,328,738	$5,370,409	$5,336,046
Shelf-stable	2,092,551	1,829,138	1,765,955
Poultry	1,886,367	1,849,294	1,842,320
Miscellaneous	300,806	448,476	601,379
Total	$9,608,462	$9,497,317	$9,545,700

Perishable includes fresh meats, frozen items, refrigerated meal solutions, sausages, hams, guacamole, and bacon (excluding Jennie-O Turkey Store products). Shelf-stable includes canned luncheon meats, nut butters, chilies, shelf-stable microwaveable meals, hash, stews, tortillas, salsas, tortilla chips and other items that do not require refrigeration. The Poultry category is composed primarily of Jennie-O Turkey Store products. The Miscellaneous category primarily consists of nutritional food products and supplements, dessert and drink mixes, and industrial gelatin products. The reduction in the Miscellaneous category during fiscal 2019 and 2020 is due to the divestiture of CytoSport on April 15, 2019.

Revenues from external customers are classified as domestic or foreign based on the destination where title passes. No individual foreign country is material to the consolidated results. Additionally, the Company’s long-lived assets located in foreign countries are not significant. Total revenues attributed to the U.S. and all foreign countries in total for the last three fiscal years are:

	Fiscal Year Ended
(in thousands)	October 25, 2020	October 27, 2019	October 28, 2018
United States	$9,006,007	$8,934,911	$8,957,305
Foreign	602,454	562,406	588,395
Total	$9,608,462	$9,497,317	$9,545,700

In fiscal 2020, sales to Walmart Inc. (Walmart) represented $1.5 billion or 14.6% of the Company’s consolidated revenues (measured as gross sales less returns and allowances). In fiscal 2019, sales to Walmart represented $1.4 billion or 13.5% of the Company’s consolidated revenues. Walmart is a customer for all four segments of the Company.

Note Q
Quarterly Results of Operations (Unaudited)
The following tabulations reflect the unaudited quarterly results of operations for the years ended October 25, 2020, and October 27, 2019.

(in thousands, except per share data)	Net Sales	Gross Profit	Net Earnings	Net Earnings Attributable to Hormel Foods Corporation(1)	Basic Earnings Per Share	Diluted Earnings Per Share(2)
2020
First Quarter	$2,384,434	$468,421	$242,953	$242,872	$0.45	$0.45
Second Quarter	2,422,465	477,352	227,615	227,734	0.42	0.42
Third Quarter	2,381,457	422,426	203,260	203,119	0.38	0.37
Fourth Quarter	2,420,105	457,765	234,526	234,356	0.43	0.43
2019
First Quarter	$2,360,355	$488,334	$241,519	$241,425	$0.45	$0.44
Second Quarter	2,344,744	469,149	282,636	282,429	0.53	0.52
Third Quarter	2,290,705	433,442	199,427	199,449	0.37	0.37
Fourth Quarter	2,501,513	493,723	255,566	255,503	0.48	0.47

(1) Excludes net earnings attributable to the Company’s noncontrolling interests.
(2) Quarterly amounts are independently computed and may not add to the annual amounts.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report (the Evaluation Date), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). In designing and evaluating the disclosure controls and procedures, management recognized any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance the information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission  rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

The Company is in the midst of a multi-year transformation project (Project Orion) to achieve better analytics, customer service and process efficiencies through the use of Oracle Cloud Solutions. The initial phase to implement the human resource and payroll process was deployed during the first quarter of fiscal 2020. During the third quarter of fiscal 2020, the Company completed the implementation of the finance phase. Additional phases will continue over the next several years. Emphasis has been on the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities throughout development and deployment of each phase.

With the exception of the finance phase implementation described, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) through the fourth quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company will continue to evaluate additional deployments.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information under “Item 1 – Election of Directors”, “Board Independence”, and information under “Board of Director and Committee Meetings” in the definitive proxy statement for the Annual Meeting of Stockholders to be held January 26, 2021, is incorporated herein by reference.

Information concerning Executive Officers is set forth in Part I of this Annual Report on Form 10-K, pursuant to Instruction to Item 401 of Regulation S-K.

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

Item 11.  EXECUTIVE COMPENSATION

Information commencing with “Executive Compensation” through "CEO Pay Ratio Disclosure”, and information under “Compensation of Directors” in the definitive proxy statement for the Annual Meeting of Stockholders to be held January 26, 2021, is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the Company's equity compensation plans as of October 25, 2020, is shown below:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	21,072,750	$30.39	13,741,110
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	21,072,750	$30.39	13,741,110

Information under “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the definitive proxy statement for the Annual Meeting of Stockholders to be held January 26, 2021, is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information under “Related Party Transactions” and “Board Independence” in the definitive proxy statement for the Annual Meeting of Stockholders to be held January 26, 2021, is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information under “Independent Registered Public Accounting Firm Fees” and “Audit Committee Preapproval Policies and Procedures” in the definitive proxy statement for the Annual Meeting of Stockholders to be held January 26, 2021, is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Hormel Foods Corporation for the fiscal year ended October 25, 2020, are filed as part of this report:

Consolidated Statements of Financial Position–October 25, 2020, and October 27, 2019.

Consolidated Statements of Operations–Fiscal Years Ended October 25, 2020, October 27, 2019, and October 28, 2018.

Consolidated Statements of Comprehensive Income–Fiscal Years Ended October 25, 2020, October 27, 2019, and October 28, 2018.

Consolidated Statements of Changes in Shareholders’ Investment–Fiscal Years Ended October 25, 2020, October 27, 2019, and October 28, 2018.

Consolidated Statements of Cash Flows–Fiscal Years Ended October 25, 2020, October 27, 2019, and October 28, 2018.

Notes to Consolidated Financial Statements

Report of Management

Report of Independent Registered Public Accounting Firm

FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statement schedule of Hormel Foods Corporation required is submitted herewith:

Schedule II – Valuation and Qualifying Accounts and Reserves–Fiscal Years Ended October 25, 2020, October 27, 2019, and October 28, 2018.

FINANCIAL STATEMENTS AND SCHEDULES OMITTED

All other financial statements and schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

HORMEL FOODS CORPORATION
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In Thousands)

		Additions/(Benefits)
Classification	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts Describe		Deductions- Describe		Balance at End of Period
Valuation reserve deduction from assets account:
Fiscal year ended October 25, 2020 Allowance for doubtful accounts receivable			$(63)	(3)	$452	(1)
	$4,063	$339	12	(4)	(113)	(2)	$4,012
Fiscal year ended October 27, 2019 Allowance for doubtful accounts receivable					$121	(1)
	$4,051	$(382)			(515)	(2)	$4,063
Fiscal year ended October 28, 2018 Allowance for doubtful accounts receivable			$(262)	(5)	$65	(1)
	$4,246	$79	10	(6)	(43)	(2)	$4,051

(1) Uncollectible accounts written off.

(2) Recoveries on accounts previously written off.

(3) Consolidation of the Applegate reserve.

(4)  Increase in the reserve due to the inclusion of Sadler's accounts receivable.

(5)  Consolidation of the Fontanini and Columbus reserves.

(6)  Increase in the reserve due to the inclusion of Columbus accounts receivable.

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

4.2(1)	Form of 4.125% Notes due 2021. (Incorporated by reference to Exhibit 4.1 to Hormel’s Current Report on Form 8-K dated April 11, 2011, File No. 001-02402.)

4.3(1)	Form of Form of 1.8000% Notes due June 11, 2030. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 11, 2020, File No. 001-02402.)

4.4(1)	Description of Capital Stock. (Incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K filed on December 6, 2019, File No. 001-02402.)

4.5	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of holders of certain long-term debt are not filed. Hormel agrees to furnish copies thereof to the Securities and Exchange Commission upon request.

10.1(1)(3)
Hormel Foods Corporation Supplemental Executive Retirement Plan (2007 Restatement). (Incorporated by reference to Exhibit 10.2 to Hormel’s Current Report on Form 8-K dated November 21, 2011, File No. 001-02402.)

10.2(1)(3)
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

10.5(1)(3)	Hormel Foods Corporation 2000 Stock Incentive Plan (Amended 1-31-2006). (Incorporated by reference to Exhibit 10.1 to Hormel’s Current Report on Form 8-K dated January 31, 2006, File No. 001-02402.)

10.6(1)(3)
Hormel Foods Corporation Executive Deferred Income Plan II (November 21, 2011 Restatement). (Incorporated by reference to Exhibit 10.1 to Hormel’s Current Report on Form 8-K dated November 21, 2011, File No. 001-02402.)

10.7(1)(3)
Form of Indemnification Agreement for Directors and Officers. (Incorporated by reference to Exhibit 10.1 to Hormel’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2012, File No. 001-02402.)

10.8(1)(3)
Hormel Foods Corporation 2009 Nonemployee Director Deferred Stock Plan (Plan Adopted November 24, 2008). (Incorporated by reference to Exhibit 10.2 to Hormel’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2009, File No. 001-02402.)

10.9(1)(3)	Hormel Foods Corporation 2009 Long-Term Incentive Plan. (Incorporated by reference to Appendix A to Hormel’s definitive Proxy Statement filed on December 18, 2013, File No. 001-02402.)

10.10(1)(3)
Hormel Survivor Income Plan for Executives (1993 Restatement). (Incorporated by reference to Exhibit 10.11 to Hormel’s Annual Report on Form 10-K for the fiscal year ended October 29, 2006, File No. 001-02402.)

10.11(1)(3)	Hormel Foods Corporation 2018 Incentive Compensation Plan. (Incorporated by reference to Appendix A to Hormel's Definitive Proxy Statement filed on December 20, 2017, File No. 001-02402.)

10.12(1)(3)
Hormel Foods Corporation Restricted Stock Award Agreement Under the 2018 Incentive Compensation Plan (Non-Employee Directors). (Incorporated by reference to Exhibit 10.1 to Hormel's Current Report on Form 8-K dated January 30, 2018, File No. 001-02402.)

NUMBER	DESCRIPTION OF DOCUMENT
10.13(1)(3)
Hormel Foods Corporation Stock Option Agreement Under the 2018 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.2 to Hormel's Current Report on Form 8-K dated January 30, 2018, File No. 001-02402.)

10.14(1)(3)
Hormel Foods Corporation Restricted Stock Unit Agreement Under the 2018 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.15 to Hormel's Annual Report on Form 10-K for the fiscal year ended October 27, 2019, File No. 001-02402.)

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

101(2)
The following financial statements from the Company's Annual Report on Form 10-K for the fiscal year ended October 25, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Investment, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104(2)	The cover page from the Company's Annual Report on Form 10-K for the fiscal year ended October 25, 2020, formatted in Inline XBRL (included as Exhibit 101).

(1)	Document has previously been filed with the Securities and Exchange Commission and is incorporated herein by reference.
(2)	These exhibits transmitted via EDGAR.
(3)	Management contract or compensatory plan or arrangement.

Item 16.  FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORMEL FOODS CORPORATION

By:	/s/ JAMES P. SNEE	December 4, 2020
	JAMES P. SNEE, Chairman of the Board,	Date
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Date	Title
/s/ JAMES P. SNEE	12/4/2020	Chairman of the Board, President and Chief Executive
JAMES P. SNEE		Officer
(Principal Executive Officer)

/s/ JAMES N. SHEEHAN	12/4/2020	Executive Vice President and Chief Financial Officer
JAMES N. SHEEHAN		(Principal Financial Officer)

/s/ JANA L. HAYNES	12/4/2020	Vice President and Controller
JANA L. HAYNES		(Principal Accounting Officer)

/s/ PRAMA BHATT*	12/4/2020	Director
PRAMA BHATT

/s/ GARY C. BHOJWANI*	12/4/2020	Director
GARY C. BHOJWANI

/s/ TERRELL K. CREWS*	12/4/2020	Director
TERRELL K. CREWS

/s/ STEPHEN M. LACY*	12/4/2020	Director
STEPHEN M. LACY

/s/ ELSA A. MURANO*	12/4/2020	Director
ELSA A. MURANO

/s/ SUSAN K. NESTEGARD*	12/4/2020	Director
SUSAN K. NESTEGARD

/s/ WILLIAM A. NEWLANDS*	12/4/2020	Director
WILLIAM A. NEWLANDS

/s/ DAKOTA A. PIPPINS*	12/4/2020	Director
DAKOTA A. PIPPINS

/s/ CHRISTOPHER J. POLICINSKI*	12/4/2020	Director
CHRISTOPHER J. POLICINSKI

/s/ JOSE L. PRADO*	12/4/2020	Director
JOSE L. PRADO

/s/ SALLY J. SMITH*	12/4/2020	Director
SALLY J. SMITH

/s/ STEVEN A. WHITE*	12/4/2020	Director
STEVEN A. WHITE

*By: /s/ JANA L. HAYNES	12/4/2020
JANA L. HAYNES
as Attorney-In-Fact