Form 10-Q
period 2021-01-24
HORMEL FOODS CORP /DE/
filed 2021-03-02
CIK 48465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 24, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2021
Common Stock	$.01465	par value	540,148,249
Common Stock Non-Voting	$.01	par value	0

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
In thousands, except share and per share amounts

	January 24, 2021	October 25, 2020
	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$1,751,541	$1,714,309
Short-term Marketable Securities	17,520	17,338
Accounts Receivable (Net of Allowance for Doubtful Accounts of $4,085 at January 24, 2021, and $4,012 at October 25, 2020)	706,654	702,419
Inventories	1,086,660	1,072,762
Income Taxes Receivable	8,997	41,449
Prepaid Expenses	21,356	18,349
Other Current Assets	8,935	12,438
Total Current Assets	3,601,663	3,579,063

Goodwill	2,617,589	2,612,727

Other Intangibles	1,073,455	1,076,285

Pension Assets	189,852	183,232

Investments In and Receivables From Affiliates	304,867	308,372

Other Assets	272,239	250,382

Property, Plant and Equipment
Land	62,561	62,543
Buildings	1,256,462	1,250,529
Equipment	2,093,204	2,084,930
Construction in Progress	389,477	369,453
Less: Allowance for Depreciation	(1,903,438)	(1,869,233)
Net Property, Plant and Equipment	1,898,265	1,898,222

Total Assets	$9,957,932	$9,908,282

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
In thousands, except share and per share amounts

	January 24, 2021	October 25, 2020
	(Unaudited)
Liabilities and Shareholders' Investment
Current Liabilities
Accounts Payable	$558,523	$644,609
Accrued Expenses	50,901	59,136
Accrued Workers Compensation	28,643	25,070
Accrued Marketing Expenses	133,042	108,502
Employee Related Expenses	204,191	252,845
Taxes Payable	45,897	22,480
Interest and Dividends Payable	137,583	132,632
Current Maturities of Long-term Debt	258,690	258,691
Total Current Liabilities	1,417,469	1,503,965

Long-term Debt - Less Current Maturities	1,043,050	1,044,936

Pension and Post-retirement Benefits	555,220	552,878

Other Long-term Liabilities	161,988	157,399

Deferred Income Taxes	224,477	218,779

Shareholders' Investment
Preferred Stock, Par Value $0.01 a Share–	—	—
Authorized 160,000,000 Shares; Issued–None
Common Stock, Non-voting, Par Value $0.01 a Share–	—	—
Authorized 400,000,000 Shares; Issued–None
Common Stock, Par Value $0.01465 a Share–	7,908	7,909
Authorized 1,600,000,000 Shares;
Shares Issued as of January 24, 2021: 539,796,305
Shares Issued as of October 25, 2020: 539,887,092
Additional Paid-in Capital	298,988	289,554
Accumulated Other Comprehensive Loss	(360,869)	(395,250)
Retained Earnings	6,604,506	6,523,335
Hormel Foods Corporation Shareholders' Investment	6,550,532	6,425,548
Noncontrolling Interest	5,195	4,778
Total Shareholders' Investment	6,555,727	6,430,326

Total Liabilities and Shareholders' Investment	$9,957,932	$9,908,282

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except per share amounts
Unaudited

	Thirteen Weeks Ended
	January 24, 2021	January 26, 2020
Net Sales	$2,461,147	$2,384,434
Cost of Products Sold	2,010,977	1,916,014
Gross Profit	450,170	468,421

Selling, General and Administrative	196,380	195,521
Equity in Earnings of Affiliates	14,228	7,588

Operating Income	268,018	280,488

Other Income and Expense:
Interest and Investment Income (Expense)	17,291	13,251
Interest Expense	(8,227)	(3,577)

Earnings Before Income Taxes	277,082	290,162

Provision for Income Taxes	54,687	47,209

Net Earnings	222,395	242,953
Less: Net Earnings (Loss) Attributable to Noncontrolling Interest	112	81
Net Earnings Attributable to Hormel Foods Corporation	$222,283	$242,872

Net Earnings Per Share
Basic	$0.41	$0.45
Diluted	$0.41	$0.45

Weighted-average Shares Outstanding
Basic	539,913	535,075
Diluted	547,444	544,815

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
In thousands
Unaudited

	Thirteen Weeks Ended
	January 24, 2021	January 26, 2020
Net Earnings	$222,395	$242,953
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	17,888	7,937
Pension and Other Benefits	4,199	3,512
Deferred Hedging	12,599	(5,103)
Total Other Comprehensive Income (Loss)	34,686	6,346
Comprehensive Income	257,081	249,299
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	417	205
Comprehensive Income Attributable to Hormel Foods Corporation	$256,664	$249,094

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT
In thousands, except per share amounts
Unaudited

	Thirteen Weeks Ended January 26, 2020
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
	Shares	Amount	Shares	Amount
Balance at October 27, 2019	534,489	$7,830	—	$—	$184,921	$6,128,207	$(399,500)	$4,077	$5,925,535
Net Earnings						242,872		81	242,953
Other Comprehensive Income (Loss)							6,222	124	6,346
Purchases of Common Stock									—
Stock-based Compensation Expense					9,298				9,298
Exercise of Stock Options/Restricted Shares	2,926	43			36,310				36,353
Shares Retired									—
Declared Cash Dividends – $0.2325 per Share						(124,438)			(124,438)
Balance at January 26, 2020	537,415	$7,873	—	$—	$230,529	$6,246,641	$(393,278)	$4,281	$6,096,045

	Thirteen Weeks Ended January 24, 2021
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
	Shares	Amount	Shares	Amount
Balance at October 25, 2020	539,887	$7,909	—	$—	$289,554	$6,523,335	$(395,250)	$4,778	$6,430,326
Net Earnings						222,283		112	222,395
Other Comprehensive Income (Loss)							34,381	305	34,686
Purchases of Common Stock			(199)	(8,837)					(8,837)
Stock-based Compensation Expense					7,781				7,781
Exercise of Stock Options/Restricted Shares	108	2			1,763				1,765
Shares Retired	(199)	(3)	199	8,837	(110)	(8,724)			—
Declared Cash Dividends – $0.2450 per Share						(132,389)			(132,389)
Balance at January 24, 2021	539,796	$7,908	—	$—	$298,988	$6,604,506	$(360,869)	$5,195	$6,555,727

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands
Unaudited

	Thirteen Weeks Ended
	January 24, 2021	January 26, 2020
Operating Activities
Net Earnings	$222,395	$242,953
Adjustments to Reconcile to Net Cash Provided by Operating Activities:
Depreciation	41,395	41,194
Amortization	9,648	8,135
Equity in Earnings of Affiliates	(14,228)	(7,588)
Distributions Received from Equity Method Investees	11,250	10,000
Provision for Deferred Income Taxes	335	49
Loss (Gain) on Property/Equipment Sales and Plant Facilities	1,388	(23)
Non-cash Investment Activities	(11,693)	(12,761)
Stock-based Compensation Expense	7,781	9,298
Changes in Operating Assets and Liabilities, Net of Acquisitions:
Decrease (Increase) in Accounts Receivable	(3,444)	11,492
Decrease (Increase) in Inventories	(11,876)	(14,915)
Decrease (Increase) in Prepaid Expenses and Other Current Assets	17,634	(5,451)
Increase (Decrease) in Pension and Post-retirement Benefits	1,134	647
Increase (Decrease) in Accounts Payable and Accrued Expenses	(124,092)	(135,988)
Increase (Decrease) in Net Income Taxes Payable	58,059	41,376
Net Cash Provided by (Used in) Operating Activities	205,686	188,418

Investing Activities
Net (Purchase) Sale of Securities	(206)	(16)
Purchases of Property and Equipment	(40,363)	(58,211)
Proceeds from Sales of Property and Equipment	1,461	1,114
Decrease (Increase) in Investments, Equity in Affiliates, and Other Assets	(1,149)	(4,509)
Proceeds from Company-owned Life Insurance	956	1,118
Net Cash Provided by (Used in) Investing Activities	(39,301)	(60,504)

Financing Activities
Repayments of Long-term Debt and Finance Leases	(2,165)	(2,019)
Dividends Paid on Common Stock	(125,516)	(112,249)
Share Repurchase	(8,837)	—
Proceeds from Exercise of Stock Options	1,765	36,353
Net Cash Provided by (Used in) Financing Activities	(134,754)	(77,915)

Effect of Exchange Rate Changes on Cash	5,600	1,519
Increase (Decrease) in Cash and Cash Equivalents	37,232	51,518
Cash and Cash Equivalents at Beginning of Year	1,714,309	672,901
Cash and Cash Equivalents at End of Quarter	$1,751,541	$724,419

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited consolidated financial statements of Hormel Foods Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year. The Consolidated Statement of Financial Position at October 25, 2020, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 25, 2020. The significant accounting policies used in preparing these Consolidated Financial Statements are consistent with those described in Note A - Summary of Significant Accounting Policies to the Consolidated Financial Statements in the Form 10-K with the exception of new requirements adopted in the first quarter of fiscal 2021. The Company has considered the impact of COVID-19 and determined there have been no material changes in the Company’s Significant Accounting Policies, including estimates and assumptions, as disclosed in its Annual Report on Form 10-K for the fiscal year ended October 25, 2020.

Rounding: Certain amounts in the Consolidated Financial Statements and associated notes may not foot due to rounding. All percentages have been calculated using unrounded amounts.

Accounting Changes and Recent Accounting Pronouncements:
New Accounting Pronouncements Adopted in Current Fiscal Year

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). The update provides guidance on the measurement of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The amendment replaces the current incurred loss impairment approach with a methodology to reflect expected credit losses and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. The updated guidance is to be applied on a modified retrospective approach and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted the provisions of this new accounting standard at the beginning of fiscal 2021. The adoption did not have a material impact on the Company's consolidated financial statements, thus no cumulative-effect adjustment to retained earnings was necessary.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance requires entities to disclose changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Amendments in this guidance also require disclosure of transfers into and out of Level 3 of the fair value hierarchy, purchases and issues of Level 3 assets and liabilities, and clarify that the measurement uncertainty disclosure is as of the reporting date. The guidance removes requirements to disclose the amounts and reasons for transfers between Level 1 and Level 2, policy for timing between of transfers between levels, and the valuation processes for Level 3 fair value measurements. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted the provisions of this new accounting standard at the beginning of fiscal 2021 and adoption did not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans (Topic 715). The updated guidance requires additional disclosures of weighted-average interest crediting rates for cash balance plans and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation. Amendments in the guidance also clarify the requirement to disclose the projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs in excess of plan assets. The same disclosure is needed for the accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets. The guidance removes certain previous disclosure requirements no longer considered cost beneficial. The amendments are effective for fiscal years ending after December 15, 2020, with early adoption permitted. The Company adopted the provisions of this new accounting standard at the beginning of fiscal 2021. The adoption did not impact the Company's interim disclosure and is not anticipated to have a material impact on the annual disclosure.

New Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740). The updated guidance simplifies the accounting for income taxes by removing certain exceptions in Topic 740 and clarifying and amending existing guidance. The amendments are effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently assessing the timing and impact of adopting the updated provisions.

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

The transaction was funded with cash on hand and accounted for as a business combination using the acquisition method. The Company completed an allocation of the fair value of the assets acquired utilizing third-party valuation appraisals during fiscal 2020.

Operating results for this acquisition have been included in the Company's Consolidated Statements of Operations from the date of acquisition and are reflected in the Refrigerated Foods segment. Pro forma results are not material for inclusion.

NOTE C - GOODWILL AND INTANGIBLE ASSETS

Goodwill: The changes in the carrying amounts of goodwill for the thirteen weeks ended January 24, 2021, are:

(in thousands)	Grocery Products	Refrigerated Foods	Jennie-O Turkey Store	International & Other	Total
Balance at October 25, 2020	$632,301	$1,607,005	$176,628	$196,793	$2,612,727
Foreign Currency Translation				4,863	4,863
Balance at January 24, 2021	$632,301	$1,607,005	$176,628	$201,656	$2,617,589

Intangible Assets: The carrying amounts for indefinite-lived intangible assets are:

(in thousands)	January 24, 2021	October 25, 2020
Brands/Tradenames/Trademarks	$953,190	$953,190
Other Intangibles	184	184
Foreign Currency Translation	(6,203)	(6,923)
Total	$947,171	$946,452

The gross carrying amount and accumulated amortization for definite-lived intangible assets are:

	January 24, 2021		October 25, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer Lists/Relationships	$117,239	$(48,303)	$117,239	$(45,996)
Other Intangibles	60,241	(5,021)	60,631	(4,298)
Tradenames/Trademarks	10,536	(4,053)	10,536	(3,518)
Foreign Currency Translation	—	(4,354)	—	(4,760)
Total	$188,016	$(61,732)	$188,406	$(58,572)

Amortization expense was $4.0 million and $2.7 million for the thirteen weeks ended January 24, 2021 and January 26, 2020, respectively.

Estimated annual amortization expense for the five fiscal years after October 25, 2020, is:

(in thousands)
2021	$16,477
2022	16,037
2023	15,132
2024	13,048
2025	11,432

NOTE D - INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES

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

Investments In and Receivables From Affiliates consist of:

(in thousands)	Segment	% Owned	January 24, 2021	October 25, 2020
MegaMex Foods, LLC	Grocery Products	50%	$214,974	$220,907
Other Joint Ventures	International & Other	Various (20-40%)	89,893	87,466
Total			$304,867	$308,372

Equity in Earnings of Affiliates consists of:

		Thirteen Weeks Ended
(in thousands)	Segment	January 24, 2021	January 26, 2020
MegaMex Foods, LLC	Grocery Products	$12,433	$9,461
Other Joint Ventures	International & Other	1,794	(1,873)
Total		$14,228	$7,588

For the thirteen weeks ended January 24, 2021, $11.3 million of dividends were received from affiliates, compared to $10.0 million of dividends received for the thirteen weeks ended January 26, 2020.

The Company recognized a basis difference of $21.3 million associated with the formation of MegaMex Foods, LLC, of which $11.7 million is remaining as of January 24, 2021. This difference is being amortized through Equity in Earnings of Affiliates.

NOTE E - INVENTORIES

Principal components of inventories are:

(in thousands)	January 24, 2021	October 25, 2020
Finished Products	$543,669	$546,070
Raw Materials and Work-in-Process	325,735	318,975
Operating Supplies	143,157	136,547
Maintenance Materials and Parts	74,099	71,170
Total	$1,086,660	$1,072,762

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

Volume: The Company's outstanding commodity futures and options contracts related to its hedging programs include:

Volume
Commodity Contracts	January 24, 2021	October 25, 2020
Corn	30.7 million bushels	26.0 million bushels
Lean Hogs	140.4 million pounds	153.7 million pounds

Fair Value of Derivatives:  The fair values of the Company’s derivative instruments are:

		Gross Fair Value (1)
(in thousands)	Location on Consolidated Statements of Financial Position	January 24, 2021	October 25, 2020
Derivatives Designated as Hedges:
Commodity Contracts	Other Current Assets	$9,372	$(1,330)
(1) Amounts represent the gross fair value of derivative assets and liabilities. The Company nets the derivative assets and liabilities for each of its hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract. The amount or timing of cash collateral balances may impact the classification of the derivative in the Consolidated Statements of Financial Position. The gross asset position as of January 24, 2021 is offset by the obligation to return net cash collateral of $2.6 million contained within the master netting arrangement. The gross liability position as of October 25, 2020 is offset by the right to reclaim net cash collateral of $12.3 million. See Note I - Fair Value Measurements for a discussion of these net amounts as reported in the Consolidated Statements of Financial Position.

Fair Value Hedge - Assets (Liabilities): The carrying amounts of the Company's fair value hedge assets (liabilities) are:

Location on Consolidated Statements of Financial Position	Carrying Amount(1) of the Hedged Assets/(Liabilities)
(in thousands)	January 24, 2021	October 25, 2020
Accounts Payable	$7,018	$4,269
(1)  Amounts represent the carrying amount of fair value hedged assets and liabilities which are offset by other assets included in master netting arrangements described above.

Accumulated Other Comprehensive Loss Impact: As of January 24, 2021, the Company included in Accumulated Other Comprehensive Loss hedging gains of $19.4 million (before tax) relating to its positions. The Company expects to recognize the majority of these gains over the next twelve months.

The effect of Accumulated Other Comprehensive Loss for gains or losses (before tax) related to the Company's derivative instruments is as follows:

	Gain/(Loss) Recognized in AOCL (1)		Location on Consolidated Statements of Operations	Gain/(Loss) Reclassified from AOCL into Earnings (1)
	Thirteen Weeks Ended			Thirteen Weeks Ended
(in thousands)	January 24, 2021	January 26, 2020		January 24, 2021	January 26, 2020
Cash Flow Hedges:
Commodity Contracts	$16,552	$(8,626)	Cost of Products Sold	$(50)	$(1,875)

(1) See Note H - Accumulated Other Comprehensive Loss for the after-tax impact of these gains or losses on Net Earnings.

Consolidated Statements of Operations Impact: The effect on the Consolidated Statements of Operations for gains or losses (before tax) related to the Company's derivative instruments is as follows:

	Cost of Products Sold
	Thirteen Weeks Ended
(in thousands)	January 24, 2021	January 26, 2020
Consolidated Statements of Operations	$2,010,977	$1,916,014

Cash Flow Hedges - Commodity Contracts
Gain (Loss) Reclassified from AOCL	(50)	(1,875)

Fair Value Hedges - Commodity Contracts
Gain (Loss) on Commodity Futures (1)	(2,913)	3,186
Total Gain (Loss) Recognized in Earnings	$(2,963)	$1,311

(1)     Amounts represent gains or losses on commodity contracts designated as fair value hedges that were closed during the thirteen weeks ended January 24, 2021, and January 26, 2020, which were offset by a corresponding gain or loss on the underlying hedged purchase commitment. Additional gains or losses related to changes in the fair value of open commodity contracts, along with the offsetting gain or loss on the hedged purchase commitment, are also marked-to-market through earnings with no impact on a net basis.

NOTE G - PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic benefit cost for pension and other post-retirement benefit plans consists of:

	Pension Benefits
	Thirteen Weeks Ended
(in thousands)	January 24, 2021	January 26, 2020
Service Cost	$9,107	$8,896
Interest Cost	12,362	13,410
Expected Return on Plan Assets	(25,189)	(25,321)
Amortization of Prior Service Cost	(367)	(542)
Recognized Actuarial Loss	5,578	5,596
Net Periodic Cost	$1,491	$2,039

	Post-retirement Benefits
	Thirteen Weeks Ended
(in thousands)	January 24, 2021	January 26, 2020
Service Cost	$131	$195
Interest Cost	1,948	2,460
Amortization of Prior Service Cost	(164)	(663)
Recognized Actuarial Loss	496	275
Net Periodic Cost	$2,411	$2,267

Non-service cost components of net pension and postretirement benefit cost are presented within Interest and Investment Income on the Consolidated Statements of Operations.

NOTE H - ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of Accumulated Other Comprehensive Loss are:

Thirteen Weeks Ended January 24, 2021
(in thousands)	Foreign Currency Translation	Pension & Other Benefits		Hedging Deferred Gain (Loss)		Accumulated Other Comprehensive Loss
Balance at October 25, 2020	$(64,161)	$(333,178)		$2,089		$(395,250)
Unrecognized Gains (Losses)
Gross	17,583	—		16,552		34,135
Tax Effect	—	—		(3,993)		(3,993)
Reclassification into Net Earnings
Gross	—	5,543	(1)	50	(2)	5,593
Tax Effect	—	(1,343)		(10)		(1,353)
Net of Tax Amount	17,583	4,199		12,599		34,381
Balance at January 24, 2021	$(46,578)	$(328,979)		$14,688		$(360,869)

(1)    Included in the computation of net periodic cost. See Note G - Pension and Other Post-Retirement Benefits for additional details.
(2)    Included in Cost of Products Sold in the Consolidated Statements of Operations.

NOTE I - FAIR VALUE MEASUREMENTS

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis as of January 24, 2021, and October 25, 2020, and their level within the fair value hierarchy, are:

	Fair Value Measurements at January 24, 2021
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Cash and Cash Equivalents (1)	$1,751,541	$1,750,458	$1,083	$—
Short-term Marketable Securities (2)	17,520	5,749	11,771	—
Other Trading Securities (3)	192,705	—	192,705	—
Commodity Derivatives (4)	6,763	6,763	—	—
Total Assets at Fair Value	$1,968,529	$1,762,970	$205,559	$—
Liabilities at Fair Value
Deferred Compensation (3)	$68,714	$—	$68,714	$—
Total Liabilities at Fair Value	$68,714	$—	$68,714	$—

	Fair Value Measurements at October 25, 2020
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Cash and Cash Equivalents (1)	$1,714,309	$1,713,098	$1,211	$—
Short-term Marketable Securities (2)	17,338	5,728	11,610	—
Other Trading Securities (3)	173,114	—	173,114	—
Commodity Derivatives (4)	10,950	10,950	—	—
Total Assets at Fair Value	$1,915,711	$1,729,776	$185,935	$—
Liabilities at Fair Value
Deferred Compensation (3)	$65,154	$—	$65,154	$—
Total Liabilities at Fair Value	$65,154	$—	$65,154	$—

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
(3)    The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred compensation plans. The funds held in the rabbi trust relate to the supplemental executive retirement plans and have been invested primarily in fixed income funds managed by a third party. The declared rate on these funds is set based on a formula using the yield of the general account investment portfolio supporting the fund, adjusted for expenses and other charges. The rate is guaranteed for one year at issue and may be reset annually on the policy anniversary, subject to a guaranteed minimum rate. As the value is based on adjusted market rates and the fixed rate is only reset on an annual basis, these funds are classified as Level 2. Under the deferred compensation plans, participants can defer certain types of compensation and elect to receive a return on the deferred amounts based on the changes in fair value of various investment options These funds are managed by a third-party insurance policy, the values of which represent their cash surrender value based on the fair value of the underlying investments in the account and include equity securities, money market accounts, bond funds or other portfolios for which there is an active quoted market. Therefore, these policies are classified as Level 2. The Company also offers a fixed rate investment option to participants. The rate earned on these investments is adjusted annually based on a specified percentage of the I.R.S. applicable federal rates. These balances are also classified as Level 2. The funds held in the rabbi trust are included in Other Assets on the Consolidated Statements of Financial Position. The related deferred compensation liabilities are included in Other Long-term Liabilities on the Consolidated Statements of Financial Position with investment options generally mirroring those funds held by the rabbi trust. Therefore, the investments are classified as Level 2. Securities held by the trust are classified as trading securities. Unrealized gains and losses associated with these investments are included in the Company's earnings. During the thirteen weeks ended January 24, 2021, securities held by the trust generated gains of $11.8 million compared to gains of $5.2 million for the thirteen weeks ended January 26, 2020.
(4)    The Company’s commodity derivatives represent futures contracts and options used in its hedging or other programs to offset price fluctuations associated with purchases of corn and hogs, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers. The Company’s futures contracts for corn are traded on the Chicago Board of Trade, while futures contracts for lean hogs are traded on the Chicago Mercantile Exchange. These are active markets with quoted prices available, and these contracts are classified as Level 1. All derivatives are reviewed for potential credit risk and risk of nonperformance. The net balance for each program is included in Other Current Assets or Accounts Payable, as appropriate, in the Consolidated Statements of Financial Position. As of January 24, 2021, the Company has recognized the obligation to return net cash collateral of $2.6 million from various counterparties (including cash of $11.1 million less $13.7 million of realized loss). As of October 25, 2020, the Company had recognized the right to reclaim net cash collateral of $12.3 million from various counterparties (including cash of $25.5 million less $13.2 million of realized loss).

The Company’s financial assets and liabilities include accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value. The Company does not carry its long-term debt at fair value in its Consolidated Statements of Financial Position. The fair value of long-term debt, utilizing discounted cash flows (Level 2), was $1,267.7 million as of January 24, 2021, and $1,238.8 million as of October 25, 2020.

In accordance with the provisions of ASC 820, the Company measures certain nonfinancial assets and liabilities at fair value, which are recognized or disclosed on a nonrecurring basis (e.g. goodwill, intangible assets, and property, plant and equipment). During the thirteen weeks ended January 24, 2021, and January 26, 2020, there were no material remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

The Company's effective tax rate for the thirteen weeks ended January 24, 2021, was 19.7 percent compared to 16.3 percent for the corresponding period a year ago.

The amount of unrecognized tax benefits, including interest and penalties, is recorded in Other Long-term Liabilities. If recognized as of January 24, 2021, and January 26, 2020, $28.3 million and $23.3 million, respectively, would impact the Company’s effective tax rate. The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense. Interest and penalties included in income tax expense was immaterial for the thirteen weeks ended January 24, 2021, and January 26, 2020. The amount of accrued interest and penalties at January 24, 2021, and January 26, 2020, associated with unrecognized tax benefits was $7.3 million and $6.5 million, respectively.

The Company is regularly audited by federal and state taxing authorities. The United States Internal Revenue Service (I.R.S.) concluded its examination of fiscal 2018 in the fourth quarter of fiscal 2020. The Company has elected to participate in the Compliance Assurance Process (CAP) for fiscal years through 2022. The objective of CAP is to contemporaneously work with the I.R.S. to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. The Company may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time.

The Company is in various stages of audit by several state taxing authorities on a variety of fiscal years, dating back to 2015. While it is reasonably possible that one or more of these audits may be completed within the next 12 months and the related unrecognized tax benefits may change, based on the status of the examinations it is not possible to reasonably estimate the effect of any amount of such change to previously recorded uncertain tax positions.

NOTE K - EARNINGS PER SHARE DATA

The reported net earnings attributable to the Company were used when computing basic and diluted earnings per share. The following table sets forth the shares used as the denominator for those computations:

	Thirteen Weeks Ended
(in thousands)	January 24, 2021	January 26, 2020
Basic Weighted-Average Shares Outstanding	539,913	535,075
Dilutive Potential Common Shares	7,531	9,740
Diluted Weighted-Average Shares Outstanding	547,444	544,815

Antidilutive Potential Common Shares	2,194	2,734

NOTE L- SEGMENT REPORTING

The Company develops, processes, and distributes a wide array of food products in a variety of markets. The Company reports its results in the following four segments: Grocery Products, Refrigerated Foods, Jennie-O Turkey Store, and International & Other.

The Grocery Products segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market, along with the sale of nutritional and private label shelf-stable products to retail, foodservice, and industrial customers. This segment also includes the results from the Company’s MegaMex Foods, LLC joint venture (MegaMex).

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

Intersegment sales are recorded at prices that approximate cost and are eliminated in the Consolidated Statements of Operations. The Company does not allocate deferred compensation, investment income, interest expense, or interest income to its segments when measuring performance. The Company also retains various other income and expenses at the corporate level. Equity in Earnings of Affiliates is included in segment profit; however, earnings attributable to the Company’s noncontrolling interests are excluded. These items are included below as Net Unallocated Expense and Noncontrolling Interest when reconciling to Earnings Before Income Taxes.

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

	Thirteen Weeks Ended
(in thousands)	January 24, 2021	January 26, 2020
Sales to Unaffiliated Customers
Grocery Products	$577,599	$540,626
Refrigerated Foods	1,367,077	1,351,790
Jennie-O Turkey Store	333,321	330,128
International & Other	183,150	161,890
Total	$2,461,147	$2,384,434

Intersegment Sales
Grocery Products	$—	$7
Refrigerated Foods	5,957	5,803
Jennie-O Turkey Store	26,692	27,842
International & Other	—	—
Total	32,650	33,652
Intersegment Elimination	(32,650)	(33,652)
Total	$—	$—

Net Sales
Grocery Products	$577,599	$540,633
Refrigerated Foods	1,373,034	1,357,593
Jennie-O Turkey Store	360,013	357,970
International & Other	183,150	161,890
Intersegment Elimination	(32,650)	(33,652)
Total	$2,461,147	$2,384,434

Segment Profit
Grocery Products	$92,202	$68,435
Refrigerated Foods	141,171	167,343
Jennie-O Turkey Store	26,940	38,551
International & Other	32,204	19,952
Total Segment Profit	292,517	294,280
Net Unallocated Expense	15,547	4,199
Noncontrolling Interest	112	81
Earnings Before Income Taxes	$277,082	$290,162

Revenue has been disaggregated into the categories below to show how sales channels affect the nature, amount, timing, and uncertainty of revenue and cash flows. The amount of total revenues contributed by sales channel for the thirteen weeks are:

	Thirteen Weeks Ended
(in thousands)	January 24, 2021	January 26, 2020
U.S. Retail	$1,390,628	$1,226,430
U.S. Foodservice	586,336	709,106
U.S. Deli	279,259	260,638
International	204,924	188,260
Total	$2,461,147	$2,384,434

The shift in revenues from the U.S. Foodservice to U.S. Retail channel in first quarter of fiscal 2021 was driven by the COVID-19 pandemic and subsequent restrictions.

The Company’s products primarily consist of meat and other food products. The amount of total revenues contributed by classes of similar products are:

	Thirteen Weeks Ended
(in thousands)	January 24, 2021	January 26, 2020
Perishable	$1,376,821	$1,400,195
Shelf-stable	523,936	450,704
Poultry	474,651	459,083
Miscellaneous	85,739	74,452
Total	$2,461,147	$2,384,434

Perishable includes fresh meats, frozen items, refrigerated meal solutions, sausages, hams, guacamole, and bacon (excluding Jennie-O Turkey Store products). Shelf-stable includes canned luncheon meats, nut butters, chilies, shelf-stable microwaveable meals, hash, stews, salsas, tortilla chips, and other items that do not require refrigeration. The Poultry category is composed primarily of Jennie-O Turkey Store products. The Miscellaneous category primarily consists of nutritional food products and supplements, dessert and drink mixes, and industrial gelatin products. The increase in Shelf-stable sales in the first quarter of fiscal 2021 was driven by consumer demand during the COVID-19 pandemic.

NOTE M - SUBSEQUENT EVENT

On February 10, 2021, subsequent to the end of the first quarter, the Company announced that it has entered into a definitive agreement to acquire the Planters® snack nuts portfolio from the Kraft Heinz Company. The proposed transaction is expected to close in calendar Q2 2021, subject to regulatory review and approval. The acquisition includes the Planters®, NUT-rition®, Planters® Cheez Balls and Corn Nuts® brands. The purchase price is $3.35 billion, subject to customary adjustments. The transaction is expected to provide a tax benefit valued at approximately $560 million.

Planters® is an iconic leading snack brand and this acquisition will allow the Company to significantly expand its presence in the growing snacking space. The Planters® brand will complement the Company’s snacking portfolio and broaden the scope for future acquisitions in this space.

The transaction is expected to be funded from the Company’s cash on hand and a combination of long- and short-term debt.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

The Company is a global manufacturer and marketer of branded food products. It operates in four reportable segments as described in Note L - Segment Reporting in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The Company reported net earnings per diluted share of $0.41 for the first quarter of fiscal 2021, compared to $0.45 per diluted share in the first quarter of fiscal 2020. Significant factors impacting the quarter were:

•The ongoing COVID-19 pandemic and subsequent changes in consumer behavior continued to drive higher and sustained retail sales in each of the Company's segments. Foodservice net sales were impacted by regional shutdowns during the quarter and remained below prior year levels.
•Earnings before income taxes for the quarter declined $13 million compared to the prior year. The Company absorbed approximately $15 million in direct incremental supply chain costs due to COVID-related expenses.
•Grocery Products segment profit increased due to higher sales, improved mix and higher earnings from MegaMex.
•International & Other segment profit increased significantly driven by improved results for branded exports, an accelerating recovery in China and higher income from the Company's partners in the Philippines, South Korea and Europe.
•Refrigerated Foods segment profit declined due to lower foodservice sales, a decrease in commodity profits and incremental supply chain costs related to the COVID-19 pandemic.
•Jennie-O Turkey Store segment profit declined sharply primarily driven by lower foodservice sales, increased supply chain costs related to the COVID-19 pandemic and higher freight expenses.
•Year-to-date cash flow from operations was $205.7 million, up 9 percent compared to last year.
•Subsequent to the end of the quarter, the Company announced a definitive agreement to acquire the Planters® snack nuts business for $3.35 billion in cash in a transaction that is expected to provide a tax benefit valued at approximately $560 million, equating to an effective purchase price of $2.79 billion. The proposed transaction is expected to close in calendar Q2 2021, subject to regulatory review and approval. The acquisition includes the Planters®, NUT-rition®, Planters® Cheez Balls and Corn Nuts® brands.

Response to COVID-19

The Company is committed to making investments necessary to keep its team members safe. In the first quarter of fiscal 2021, the Company absorbed approximately $15 million in direct incremental supply chain costs primarily related to lower production volumes and enhanced safety measures in its production facilities. As the pandemic evolves and the vaccine becomes more widely available, the Company will continue to keep the health and safety of its team members as the top priority. The Company estimates most of the incremental supply chain costs are temporary and will be minimized after the pandemic subsides.

Consolidated Results

Volume, Net Sales, Earnings, and Diluted Earnings per Share

	Thirteen Weeks Ended
(in thousands, except per share amounts)	January 24, 2021	January 26, 2020	% Change
Volume (lbs.)	1,179,706	1,186,987	(0.6)
Net Sales	$2,461,147	$2,384,434	3.2
Earnings Before Income Taxes	277,082	290,162	(4.5)
Net Earnings Attributable to Hormel Foods Corporation	222,283	242,872	(8.5)
Diluted Earnings per Share	0.41	0.45	(8.9)

Net Sales

For the first quarter of fiscal 2021, all four segments generated net sales growth. Record net sales for the quarter were primarily driven by higher retail, deli and international sales. Brands such as SPAM®, SKIPPY®, Hormel® Black Label®, Applegate®, Columbus® and Jennie-O® experienced robust gains. Strong whole bird sales at Jennie-O Turkey Store and pork commodity sales in Refrigerated Foods also contributed to record sales. These increases more than offset continued declines in the Company's foodservice businesses, which were negatively impacted by regional shutdowns caused by a resurgence in COVID-19 cases during the quarter.

Cost of Products Sold

	Thirteen Weeks Ended
(in thousands)	January 24, 2021	January 26, 2020	% Change
Cost of Products Sold	$2,010,977	$1,916,014	5.0

Cost of products sold for the first quarter increased due to record net sales and approximately $15 million in direct incremental supply chain costs related to the COVID-19 pandemic. These costs included lower production volumes and enhanced safety measures in the Company's facilities.

The Company expects higher grain costs to negatively impact Jennie-O Turkey Store. Grain costs are also expected to drive the price of hogs higher for the balance of the year. Incremental COVID-related costs are expected to decrease as the pandemic subsides.

Gross Profit

	Thirteen Weeks Ended
(in thousands)	January 24, 2021	January 26, 2020	% Change
Gross Profit	$450,170	$468,421	(3.9)
Percentage of Net Sales	18.3%	19.6%

For the first quarter of 2021, gross profit as a percentage of net sales declined. Record sales, the mix impact from lower enterprise-wide foodservice sales and higher operational costs related to the impact of the COVID-19 pandemic were the primary drivers of the decline. These factors were partially offset by improved margins in the Grocery Products and International and Other segments.
Looking ahead to the second quarter of fiscal 2021, the Company anticipates Refrigerated Foods to improve on better foodservice results compared to the prior year and for the International and Other segment to show growth due to continued strength in China. These improvements are expected to offset a decline in Grocery Products, which benefited from unprecedented demand in the second quarter of last year. Jennie-O Turkey Store is expected to be negatively impacted by the dramatic increase in grain costs. Price increases across the Jennie-O Turkey store portfolio are expected to take effect late during the second quarter.

Selling, General and Administrative (SG&A)

	Thirteen Weeks Ended
(in thousands)	January 24, 2021	January 26, 2020	% Change
SG&A	$196,380	$195,521	0.4
Percentage of Net Sales	8.0%	8.2%

SG&A expenses for the first quarter were flat compared to the prior year.

Advertising spend in the first quarter was $34 million, down 3% compared to last year. The Company plans to continue to invest behind its leading brands, including SPAM®, Hormel® Black Label®, Jennie-O®, SKIPPY® and Hormel® pepperoni.

Equity in Earnings of Affiliates

	Thirteen Weeks Ended
(in thousands)	January 24, 2021	January 26, 2020	% Change
Equity in Earnings of Affiliates	$14,228	$7,588	87.5

Equity in earnings of affiliates for the first quarter increased significantly due to a stronger performance from the Company's joint venture in the Philippines and improved results for MegaMex due to favorable avocado costs.

Effective Tax Rate

	Thirteen Weeks Ended
	January 24, 2021	January 26, 2020
Effective Tax Rate	19.7%	16.3%

The lower effective tax rate in the prior year was driven by a higher volume of stock option exercises during the quarter. For further information, refer to Note J - Income Taxes.

The Company expects the effective tax rate in fiscal 2021 to be between 20.0 and 21.5 percent. This excludes any impact from the announced acquisition of the Planters® snack nuts business.

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

	Thirteen Weeks Ended
(in thousands)	January 24, 2021	January 26, 2020	% Change
Net Sales
Grocery Products	$577,599	$540,626	6.8
Refrigerated Foods	1,367,077	1,351,790	1.1
Jennie-O Turkey Store	333,321	330,128	1.0
International & Other	183,150	161,890	13.1
Total	$2,461,147	$2,384,434	3.2

Segment Profit
Grocery Products	$92,202	$68,435	34.7
Refrigerated Foods	141,171	167,343	(15.6)
Jennie-O Turkey Store	26,940	38,551	(30.1)
International & Other	32,204	19,952	61.4
Total Segment Profit	292,517	294,280	(0.6)
Net Unallocated Expense	15,547	4,199	270.3
Noncontrolling Interest	112	81	38.8
Earnings Before Income Taxes	$277,082	$290,162	(4.5)

Grocery Products

	Thirteen Weeks Ended
(in thousands)	January 24, 2021	January 26, 2020	% Change
Volume (lbs.)	304,334	292,919	3.9
Net Sales	$577,599	$540,626	6.8
Segment Profit	92,202	68,435	34.7

Volume and sales increased for the first quarter driven by strength across many center store products, including the SPAM® family of products, SKIPPY® spreads, Hormel® Compleats® meals, Hormel® chili and Herdez® salsas and sauces.

For the first quarter of fiscal 2021, segment profit increased due to higher sales, improved mix and higher earnings from the Company's MegaMex business.

For the second quarter, Grocery Products expects strong demand for its branded retail items to continue, though results are expected to decline as the business laps the unprecedented level of demand it experienced last year.

Refrigerated Foods

	Thirteen Weeks Ended
(in thousands)	January 24, 2021	January 26, 2020	% Change
Volume (lbs.)	595,315	605,608	(1.7)
Net Sales	$1,367,077	$1,351,790	1.1
Segment Profit	141,171	167,343	(15.6)

First quarter net sales increased as strong retail and deli sales growth more than overcame significant declines from foodservice. Growth was led by brands such as Hormel® Black Label®, Sadlers®, Applegate®, and Columbus®.

For the first quarter, Refrigerated Foods segment profit declined due to lower foodservice sales, a decrease in commodity profits and incremental supply chain costs related to the COVID-19 pandemic.

Refrigerated Foods is expecting improved results in the second quarter due to projected higher foodservice demand as the industry recovers from the sudden collapse following the onset of the COVID-19 pandemic last year. Strength from the retail and deli businesses is expected to continue.

Jennie-O Turkey Store

	Thirteen Weeks Ended
(in thousands)	January 24, 2021	January 26, 2020	% Change
Volume (lbs.)	193,569	197,200	(1.8)
Net Sales	$333,321	$330,128	1.0
Segment Profit	26,940	38,551	(30.1)

Sales increased for the first quarter as growth across the entire retail portfolio, led by double-digit growth of Jennie-O® lean ground and Jennie-O® Oven Ready® products, and strong holiday sales of whole birds more than offset significantly lower foodservice sales.

The decline in foodservice sales, increased supply chain costs related to the COVID-19 pandemic and higher freight expenses were the primary drivers of the decline in segment profit for the first quarter.

In the second quarter, Jennie-O Turkey Store expects the impact from dramatically higher grain costs to result in lower earnings compared to the prior year. The Company has announced price increases across the portfolio, which are expected to take effect late in the second quarter.

International & Other

	Thirteen Weeks Ended
(in thousands)	January 24, 2021	January 26, 2020	% Change
Volume (lbs.)	86,489	91,260	(5.2)
Net Sales	$183,150	$161,890	13.1
Segment Profit	32,204	19,952	61.4

For the first quarter, sales increased due to broad-based strength across branded businesses, including continued growth in China and robust sales of SPAM® luncheon meat and SKIPPY® peanut butter.

The significant increase in segment profit was due to improved results for branded exports, an accelerating recovery in China and higher income from the Company's partners in the Philippines, South Korea and Europe.

Year-over-year improvement in China and continued strong demand for branded exports is anticipated for International and Other in the second quarter.

Unallocated Income and Expenses

The Company does not allocate deferred compensation, investment income, interest expense or interest income to its segments when measuring performance. The Company also retains various other income and unallocated expenses at the corporate level. Equity in earnings of affiliates is included in segment profit; however, earnings attributable to the Company’s noncontrolling interests are excluded. These items are included in the segment table for the purpose of reconciling segment results to earnings before income taxes.

	Thirteen Weeks Ended
(in thousands)	January 24, 2021	January 26, 2020
Net Unallocated Expense	$15,547	$4,199
Noncontrolling Interest	112	81

For the first quarter, net unallocated expense increased due to higher interest expense and expenses related to tax settlements and deal fees.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 25, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents were $1,751.5 million at the end of the first thirteen weeks of fiscal 2021 compared to $724.4 million at the end of the comparable fiscal 2020 period. The primary driver of the increased cash is the issuance of $1.0 billion in debt in the third quarter of 2020.

Cash provided by operating activities was $205.7 million in the first thirteen weeks of fiscal 2021 compared to $188.4 million in the same period of fiscal 2020. Cash flows from operating activities continue to provide a consistent source of liquidity. The COVID-19 pandemic has caused supply chain disruptions, market volatility and a shift in consumer behavior; however, the Company believes its balanced business model and strong balance sheet makes it well-positioned to weather the pandemic.

Cash used in investing activities was $39.3 million in the first thirteen weeks of fiscal 2021 compared to $60.5 million in the same period of fiscal 2020. Capital expenditures in the first thirteen weeks of fiscal 2021 were $40.4 million compared to $58.2 million in the same period of fiscal 2020. The Company estimates its fiscal 2021 capital expenditures to be approximately $260.0 million. Key projects for the full year include expansion of the Company’s dry sausage operations in Papillion, Nebraska; construction of an R&D center in Jiaxing; Project Orion; and other projects to support growth of branded products.

Cash used in financing activities was $134.8 million in the first thirteen weeks of fiscal 2021 compared to $77.9 million in the same period of fiscal 2020. The Company repurchased $8.8 million of its common stock in the first thirteen weeks of fiscal 2021 compared to no repurchases during the same period of the prior year. For additional information pertaining to the Company’s share repurchase plans or programs, see Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

Cash dividends paid to the Company’s shareholders continue to be an ongoing financing activity for the Company. Dividends paid in the first thirteen weeks of fiscal 2021 were $125.5 million compared to $112.2 million in the comparable period of fiscal 2020. For fiscal 2021, the annual dividend rate was increased to $0.98 per share, representing the 55th consecutive annual dividend increase. The Company has paid dividends for 370 consecutive quarters.

The Company is required by certain covenants in its debt agreements to maintain specified levels of financial ratios and financial position. As of January 24, 2021, the Company was in compliance with all of these debt covenants.

In fiscal 2021, the Company is expected to fund the $3.35 billion acquisition of the Planters® snack nuts business using a combination of cash on hand and long- and short-term debt. The Company remains confident in its ability to meet its current and future cash flow needs and is dedicated to returning cash to shareholders through dividend payments. Other top priorities include reinvestments to ensure employee and food safety, capital expenditures to enhance and expand operations, and growing the business through innovation. The Company continues to evaluate opportunities for strategic acquisitions.

Contractual Obligations and Commercial Commitments

The Company records income taxes in accordance with the provisions of ASC 740, Income Taxes. The Company is unable to determine its contractual obligations by year related to this pronouncement, as the ultimate amount or timing of settlement of its reserves for income taxes cannot be reasonably estimated. The total liability for unrecognized tax benefits, including interest and penalties, at January 24, 2021, was $28.3 million.

There have been no other material changes to the information regarding the Company’s future contractual financial obligations previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 25, 2020.

Off-Balance Sheet Arrangements

As of January 24, 2021, and October 25, 2020, the Company had $47.5 million of standby letters of credit issued on its behalf. The standby letters of credit are primarily related to the Company’s self-insured workers compensation programs. This amount includes $3.1 million as of January 24, 2021, and October 25, 2020 of revocable standby letters of credit for obligations of an affiliated party that may arise under workers compensation claims. Letters of credit are not reflected in the Company’s Consolidated Statements of Financial Position.

Trademarks

References to the Company’s brands or products in italics within this report represent valuable trademarks owned or licensed by Hormel Foods, LLC or other subsidiaries of Hormel Foods Corporation.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates, judgments, and assumptions that can have a meaningful impact on the reporting of consolidated financial statements. See Note A - Summary of Significant Accounting Policies for a discussion of significant accounting policies.

Critical accounting policies are defined as those reflective of significant judgments, estimates, and uncertainties, which may result in materially different results under different assumptions and conditions. The Company has considered the impact of COVID-19 and determined there have been no material changes in the Company’s Critical Accounting Policies as disclosed in its Annual Report on Form 10-K for the fiscal year ended October 25, 2020. As conditions resulting from the COVID-19 pandemic evolve, the Company expects these judgments and estimates may be subject to change, which could materially impact future periods.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking” information within the meaning of the federal securities laws. The “forward-looking” information may include statements concerning the Company’s outlook for the future as well as other statements of beliefs, future plans, strategies, or anticipated events and similar expressions concerning matters that are not historical facts.

The Private Securities Litigation Reform Act of 1995 (the Reform Act) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information. The Company is filing this cautionary statement in connection with the Reform Act. When used in this Quarterly Report on Form 10-Q, the Company’s Annual Report to Stockholders, other filings by the Company with the Securities and Exchange Commission, the Company’s press releases, and oral statements made by the Company’s representatives, the words or phrases “should result,” “believe,” “intend,” “plan,” “are expected to,” “targeted,” “will continue,” “will approximate,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify forward-looking statements within the meaning of the Reform Act. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those anticipated or projected.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Hog Markets:  The Company’s earnings are affected by fluctuations in the live hog market. To minimize the impact on earnings, and to ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 10 years. Hogs purchased under contract accounted for 94 and 93 percent of the total hogs purchased by the Company during the first thirteen weeks of fiscal years 2021 and 2020, respectively. The majority of these contracts use market-based formulas based on hog futures, hog primal values, or industry reported hog markets. Other contracts use a formula based on the cost of production, which can fluctuate independently from hog markets. The Company’s value-added branded portfolio helps mitigate changes in hog and pork market prices. Therefore, a hypothetical 10 percent change in the cash hog market would have had an immaterial effect on the Company’s results of operations.

The Company utilizes a hedge program to reduce exposure and offset the fluctuations in the Company's future direct hog purchases. The program utilizes lean hog futures which are accounted for under cash flow hedge accounting. The fair value of the Company's open futures contracts in this program as of January 24, 2021 was $8.4 million compared to $3.1 million as of October 25, 2020. The Company measures its market risk exposure on its lean hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for lean hogs. A 10 percent decrease in the market price for lean hogs would have negatively impacted the fair value of the Company's January 24, 2021, open lean hog contracts by $9.3 million, which in turn would lower the Company's future cost on purchased hogs by a similar amount.

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

The Company utilizes a hedge program to reduce exposure and offset the fluctuation in the Company's future direct grain purchases. This program utilizes corn futures for Jennie-O Turkey Store, and these contracts are accounted for under cash flow hedge accounting. The fair value of the Company’s open futures contracts as of January 24, 2021, was $8.0 million compared to $(0.1) million as of October 25, 2020. The Company measures its market risk exposure on its grain futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain. A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s January 24, 2021, open grain contracts by $8.8 million, which in turn would lower the Company’s future cost on purchased grain by a similar amount.

Other Input Costs: The costs of raw materials, packaging materials, freight, fuel, and energy may cause the Company's results to fluctuate significantly. To manage input cost volatility, the Company pursues cost saving measures, forward pricing, derivatives, and pricing actions when necessary.

Investments:  The Company has corporate-owned life insurance policies classified as trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans. As of January 24, 2021, the balance of these securities totaled $192.7 million compared to $173.1 million as of October 25, 2020. The rabbi trust is invested primarily in fixed income funds. The Company is subject to market risk due to fluctuations in the value of the remaining investments as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis. A 10 percent decline in the value of the investments not held in fixed income funds would have a negative impact to the Company’s pretax earnings of approximately $10.3 million, while a 10 percent increase in value would have a positive impact of the same amount.

International Assets:  The fair values of certain Company assets are subject to fluctuations in foreign currencies. The Company's net asset position in foreign currencies as of January 24, 2021 was $582.3 million, compared to $541.2 million as of October 25, 2020, with most of the exposure existing in Chinese yuan and Brazilian real. Changes in currency exchange rates impact the fair values of the Company assets either currently through the Consolidated Statements of Operations within Interest and Investment Income or through the Consolidated Statements of Financial Position within Accumulated Other Comprehensive Loss.

The Company measures its foreign currency exchange risk by using a 10 percent sensitivity analysis on the Company's primary foreign net asset position, the Chinese yuan and Brazilian real, as of January 24, 2021. A 10 percent strengthening in the value of the Chinese yuan relative to the U.S. dollar would result in other comprehensive income of approximately $46.8 million pretax. A 10 percent weakening in the value of the Chinese yuan relative to the U.S. dollar would result in other comprehensive loss of approximately $38.3 million pretax. A 10 percent strengthening in the value of the Brazilian real relative to the U.S. dollar would result in other comprehensive income of approximately $11.8 million pretax. A 10 percent weakening in the value of the Brazilian real relative to the U.S. dollar would result in other comprehensive loss of approximately $9.7 million pretax.

Item 4.  CONTROLS AND PROCEDURES

(a)    Disclosure Controls and Procedures.
As of the end of the period covered by this report (the Evaluation Date), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information the Company is required to disclose in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)    Internal Controls.
The Company is in the midst of a multi-year transformation project (Project Orion) to achieve better analytics, customer service, and process efficiencies through the use of Oracle Cloud Solutions. Components supporting human resources, payroll, and finance were implemented in fiscal 2020. There have been no material implementations in fiscal 2021. Additional phases will continue over the next several years. Emphasis has been on the maintenance of internal controls and assessment of the design and operating effectiveness of key control activities throughout development and deployment of each phase.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the first quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company is a defendant in three sets of antitrust lawsuits broadly targeting the pork and turkey industries. None of these cases involve allegations of bid rigging or other criminal conduct. The Company has not established reserves as it does not believe it will have liability in any of these cases.

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

Volatility in financial markets and the deterioration of national and global economic conditions could impact the Company’s operations as follows:
▪The financial stability of our customers and suppliers may be compromised, which could result in additional bad debts for the Company or non-performance by suppliers.

▪The value of our investments in debt and equity securities may decline, including most significantly the Company’s trading securities held as part of a rabbi trust to fund supplemental executive retirement plans and deferred income plans, and the Company’s assets held in pension plans.
▪The Company depends on stable, liquid and well-functioning capital and credit markets to fund operations. There can be no assurance that future volatility or disruption in the capital and credit markets will not impair the Company's liquidity or increase costs of borrowing.

The Company may utilize hedging programs to manage its exposure to various market risks, such as commodity prices and interest rates, which qualify for hedge accounting for financial reporting purposes. Volatile fluctuations in market conditions could cause these instruments to become ineffective, which could require any gains or losses associated with these instruments to be reported in the Company’s earnings each period. These instruments may limit the Company’s ability to benefit from market gains if commodity prices or interest rates become more favorable than those secured under the Company’s hedging programs.

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

The near- and long-term impacts of COVID-19 are unknown and impossible to predict with any level of certainty. The following risk factors arising from COVID-19 pandemic have had and/or may continue to have one or more of the following impacts on the Company's operations:

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

The extent of the impact on the Company’s business, financial condition, and results of operations is dependent on the length and severity of the pandemic. Vaccines to prevent COVID-19 were approved by health agencies in the U.S. and other countries in which the Company operates, which began to be administered near the end of calendar year 2020. Distribution of the vaccines has been slower than anticipated. In addition, new strains of the virus appear to have increased transmissibility, which could complicate treatment and vaccination programs. The COVID-19 pandemic is an unprecedented situation and the Company's understanding of and response to its impacts is changing and evolving. The additional risk factors identified here are based upon information known at this time. The COVID-19 pandemic may adversely impact the Company's operations in one or more ways not identified to date.

The Company’s operations are subject to the general risks associated with acquisitions and divestitures. The Company has made several acquisitions and divestitures in recent years that align with the Company’s strategic initiative of delivering long-term value to shareholders. The Company regularly reviews strategic opportunities to grow through acquisitions and to divest non-strategic assets. Potential risks associated with these transactions include the inability to consummate a transaction timely or on favorable terms, diversion of management's attention from other business concerns, potential loss of key employees and customers of current or acquired companies, inability to integrate or divest operations successfully, possible assumption of unknown liabilities, potential disputes with buyers or sellers, inability to obtain favorable financing terms, potential impairment charges if purchase assumptions are not achieved, and the inherent risks in entering markets or lines of business in which the Company has limited or no prior experience. Any or all of these risks could impact the Company’s financial results and business reputation. In addition, acquisitions outside the United States may present unique challenges and increase the Company's exposure to the risks associated with foreign operations. The Company's level of indebtedness may increase significantly to fund future acquisitions, such as the recently announced definitive agreement to acquire the Planters® snack nuts business. Additional levels of debt may among other things, impact the Company's liquidity and increase the Company's exposure to negative fluctuations in interest rates.

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

Deterioration of labor relations or increases in labor costs could harm the Company’s Business. As of January 24, 2021, the Company had approximately 20,100 employees worldwide, of which approximately 3,700 of the Company's employees were represented by labor unions, principally the United Food and Commercial Workers Union. A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities or co-manufacturing facilities resulting in work slowdowns or stoppages could harm the Company’s financial results.

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

LEGAL AND REGULATORY RISKS

The Company’s operations are subject to the general risks of litigation. The Company is involved on an ongoing basis in litigation arising in the ordinary course of business. Trends in litigation may include class actions involving employees, consumers, competitors, suppliers, shareholders, or others, and claims relating to product liability, contract disputes, antitrust regulations, intellectual property, advertising, labeling, wage and hour laws, employment practices or environmental matters. Neither litigation trends nor the outcomes of litigation can be predicted with certainty and adverse litigation trends and outcomes could negatively affect the Company’s financial results.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Thirteen Weeks Ended January 24, 2021

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs[1]
October 25, 2020 - November 29, 2020	—	—	—	4,456,320
November 30, 2020 - December 27, 2020	—	—	—	4,456,320
December 28, 2020 - January 24, 2021	198,725	$44.47	198,725	4,257,595
Total	198,725	$44.47	198,725
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

Item 6.  EXHIBITS

2.1
Asset Purchase Agreement between The Kraft Heinz Company and Hormel Foods Corporation dated as of February 10, 2021. Exhibits and schedules identified in the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished to the Securities and Exchange Commission upon request.

31.1	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended January 24, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Investment, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended January 24, 2021, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORMEL FOODS CORPORATION
(Registrant)

Date: March 2, 2021	By	/s/ JAMES N. SHEEHAN
JAMES N. SHEEHAN
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 2, 2021	By	/s/ JANA L. HAYNES
JANA L. HAYNES
Vice President and Controller
(Principal Accounting Officer)