Form 10-Q
period 2021-04-25
HORMEL FOODS CORP /DE/
filed 2021-06-01
CIK 48465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 25, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 30, 2021
Common Stock	$.01465	par value	542,074,906
Common Stock Non-Voting	$.01	par value	0

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
In thousands, except share and per share amounts

	April 25, 2021	October 25, 2020
	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$1,484,533	$1,714,309
Short-term Marketable Securities	17,700	17,338
Accounts Receivable (Net of Allowance for Doubtful Accounts of $3,711 at April 25, 2021, and $4,012 at October 25, 2020)	722,185	702,419
Inventories	1,229,030	1,072,762
Income Taxes Receivable	9,263	41,449
Prepaid Expenses	23,875	18,349
Other Current Assets	27,707	12,438
Total Current Assets	3,514,292	3,579,063

Goodwill	2,614,036	2,612,727

Other Intangibles	1,068,399	1,076,285

Pension Assets	196,473	183,232

Investments In and Receivables From Affiliates	309,256	308,372

Other Assets	289,059	250,382

Property, Plant and Equipment
Land	64,228	62,543
Buildings	1,286,802	1,250,529
Equipment	2,229,687	2,084,930
Construction in Progress	257,658	369,453
Less: Allowance for Depreciation	(1,940,887)	(1,869,233)
Net Property, Plant and Equipment	1,897,489	1,898,222

Total Assets	$9,889,004	$9,908,282

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
In thousands, except share and per share amounts

	April 25, 2021	October 25, 2020
	(Unaudited)
Liabilities and Shareholders' Investment
Current Liabilities
Accounts Payable	$577,365	$644,609
Accrued Expenses	47,196	59,136
Accrued Workers Compensation	28,681	25,070
Accrued Marketing Expenses	118,452	108,502
Employee Related Expenses	226,111	252,845
Taxes Payable	28,940	22,480
Interest and Dividends Payable	139,102	132,632
Current Maturities of Long-term Debt	9,333	258,691
Total Current Liabilities	1,175,179	1,503,965

Long-term Debt - Less Current Maturities	1,040,486	1,044,936

Pension and Post-retirement Benefits	557,400	552,878

Other Long-term Liabilities	172,626	157,399

Deferred Income Taxes	237,461	218,779

Shareholders' Investment
Preferred Stock, Par Value $0.01 a Share–	—	—
Authorized 160,000,000 Shares; Issued–None
Common Stock, Non-voting, Par Value $0.01 a Share–	—	—
Authorized 400,000,000 Shares; Issued–None
Common Stock, Par Value $0.01465 a Share–	7,917	7,909
Authorized 1,600,000,000 Shares;
Shares Issued as of April 25, 2021: 540,410,998
Shares Issued as of October 25, 2020: 539,887,092
Additional Paid-in Capital	319,048	289,554
Accumulated Other Comprehensive Loss	(325,629)	(395,250)
Retained Earnings	6,699,336	6,523,335
Hormel Foods Corporation Shareholders' Investment	6,700,672	6,425,548
Noncontrolling Interest	5,178	4,778
Total Shareholders' Investment	6,705,851	6,430,326

Total Liabilities and Shareholders' Investment	$9,889,004	$9,908,282

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except per share amounts
Unaudited

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	April 25, 2021	April 26, 2020	April 25, 2021	April 26, 2020
Net Sales	$2,606,621	$2,422,465	$5,067,768	$4,806,899
Cost of Products Sold	2,130,314	1,945,113	4,141,291	3,861,127
Gross Profit	476,307	477,352	926,477	945,773

Selling, General and Administrative	199,966	193,912	396,346	389,433
Equity in Earnings of Affiliates	13,074	10,021	27,302	17,608

Operating Income	289,415	293,460	557,433	573,948

Other Income and Expense:
Interest and Investment Income (Expense)	10,992	(3,474)	28,284	9,777
Interest Expense	(7,788)	(3,497)	(16,015)	(7,074)

Earnings Before Income Taxes	292,620	286,489	569,702	576,651

Provision for Income Taxes	64,699	58,873	119,386	106,083

Net Earnings	227,921	227,615	450,316	470,568
Less: Net Earnings (Loss) Attributable to Noncontrolling Interest	21	(119)	133	(39)
Net Earnings Attributable to Hormel Foods Corporation	$227,901	$227,734	$450,184	$470,606

Net Earnings Per Share
Basic	$0.42	$0.42	$0.83	$0.88
Diluted	$0.42	$0.42	$0.82	$0.86

Weighted-average Shares Outstanding
Basic	540,195	538,119	540,054	536,597
Diluted	547,536	546,373	547,490	545,594

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
In thousands
Unaudited

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	April 25, 2021	April 26, 2020	April 25, 2021	April 26, 2020
Net Earnings	$227,921	$227,615	$450,316	$470,568
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(7,025)	(26,206)	10,863	(18,268)
Pension and Other Benefits	4,199	3,582	8,399	7,093
Deferred Hedging	38,029	(32,103)	50,628	(37,206)
Total Other Comprehensive Income (Loss)	35,203	(54,727)	69,890	(48,381)
Comprehensive Income	263,124	172,888	520,206	422,187
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	(16)	(217)	401	(12)
Comprehensive Income Attributable to Hormel Foods Corporation	$263,140	$173,105	$519,805	$422,199

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT
In thousands, except per share amounts
Unaudited

	Thirteen Weeks Ended April 26, 2020
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
	Shares	Amount	Shares	Amount
Balance at January 26, 2020	537,415	$7,873	—	$—	$230,529	$6,246,641	$(393,278)	$4,281	$6,096,045
Net Earnings						227,734		(119)	227,615
Other Comprehensive Income (Loss)							(54,630)	(98)	(54,727)
Contribution from Noncontrolling Interest								76	76
Purchases of Common Stock			(302)	(12,360)					(12,360)
Stock-based Compensation Expense		1			6,166				6,167
Exercise of Stock Options/Restricted Shares	1,836	26			28,582				28,608
Shares Retired	(302)	(4)	302	12,360	(149)	(12,207)			—
Declared Cash Dividends – $0.2325 per Share						(125,222)			(125,222)
Balance at April 26, 2020	538,949	$7,896	—	$—	$265,128	$6,336,946	$(447,908)	$4,140	$6,166,202

	Thirteen Weeks Ended April 25, 2021
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
	Shares	Amount	Shares	Amount
Balance at January 24, 2021	539,796	$7,908	—	$—	$298,988	$6,604,506	$(360,869)	$5,195	$6,555,727
Net Earnings						227,901		21	227,921
Other Comprehensive Income (Loss)							35,240	(37)	35,203
Purchases of Common Stock			(18)	(816)					(816)
Stock-based Compensation Expense	38	1			8,053				8,054
Exercise of Stock Options/Restricted Shares	595	9			12,017				12,026
Shares Retired	(18)	—	18	816	(10)	(806)			—
Declared Cash Dividends – $0.2450 per Share						(132,265)			(132,265)
Balance at April 25, 2021	540,411	$7,917	—	$—	$319,048	$6,699,336	$(325,629)	$5,178	$6,705,851

	Twenty-Six Weeks Ended April 26, 2020
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
	Shares	Amount	Shares	Amount
Balance at October 27, 2019	534,489	$7,830	—	$—	$184,921	$6,128,207	$(399,500)	$4,077	$5,925,535
Net Earnings						470,606		(39)	470,568
Other Comprehensive Income (Loss)							(48,408)	27	(48,381)
Contribution from Noncontrolling Interest								76	76
Purchases of Common Stock			(302)	(12,360)					(12,360)
Stock-based Compensation Expense		1			15,464				15,465
Exercise of Stock Options/Restricted Shares	4,762	69			64,892				64,961
Shares Retired	(302)	(4)	302	12,360	(149)	(12,207)			—
Declared Cash Dividends – $0.4650 per Share						(249,660)			(249,660)
Balance at April 26, 2020	538,949	$7,896	—	$—	$265,128	$6,336,946	$(447,908)	$4,140	$6,166,202

	Twenty-Six Weeks Ended April 25, 2021
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
	Shares	Amount	Shares	Amount
Balance at October 25, 2020	539,887	$7,909	—	$—	$289,554	$6,523,335	$(395,250)	$4,778	$6,430,326
Net Earnings						450,184		133	450,316
Other Comprehensive Income (Loss)							69,622	268	69,890
Purchases of Common Stock			(217)	(9,653)					(9,653)
Stock-based Compensation Expense	38	1			15,834				15,834
Exercise of Stock Options/Restricted Shares	703	11			13,780				13,791
Shares Retired	(217)	(3)	217	9,653	(120)	(9,530)			—
Declared Cash Dividends – $0.4900 per Share						(264,653)			(264,653)
Balance at April 25, 2021	540,411	$7,917	—	$—	$319,048	$6,699,336	$(325,629)	$5,178	$6,705,851

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands
Unaudited

	Twenty-Six Weeks Ended
	April 25, 2021	April 26, 2020
Operating Activities
Net Earnings	$450,316	$470,568
Adjustments to Reconcile to Net Cash Provided by Operating Activities:
Depreciation	83,404	82,532
Amortization	19,902	17,385
Equity in Earnings of Affiliates	(27,302)	(17,608)
Distributions Received from Equity Method Investees	22,500	20,000
Provision for Deferred Income Taxes	2,007	(1,607)
Loss (Gain) on Property/Equipment Sales and Plant Facilities	1,508	255
Non-cash Investment Activities	(16,526)	(1,635)
Stock-based Compensation Expense	15,834	15,465
Changes in Operating Assets and Liabilities, Net of Acquisitions:
Decrease (Increase) in Accounts Receivable	(19,823)	47,174
Decrease (Increase) in Inventories	(154,647)	20,625
Decrease (Increase) in Prepaid Expenses and Other Current Assets	45,848	(52,500)
Increase (Decrease) in Pension and Post-retirement Benefits	2,375	2,590
Increase (Decrease) in Accounts Payable and Accrued Expenses	(103,438)	(120,224)
Increase (Decrease) in Net Income Taxes Payable	39,301	65,270
Net Cash Provided by (Used in) Operating Activities	361,259	548,290

Investing Activities
Net (Purchase) Sale of Securities	(722)	(1,991)
Acquisitions of Businesses/Intangibles	—	(268,878)
Purchases of Property and Equipment	(85,544)	(138,563)
Proceeds from Sales of Property and Equipment	1,653	1,121
Decrease (Increase) in Investments, Equity in Affiliates, and Other Assets	(3,599)	(16,004)
Proceeds from Company-owned Life Insurance	956	1,180
Net Cash Provided by (Used in) Investing Activities	(87,256)	(423,135)

Financing Activities
Repayments of Long-term Debt and Finance Leases	(254,360)	(4,069)
Dividends Paid on Common Stock	(257,787)	(236,750)
Share Repurchase	(9,653)	(12,360)
Proceeds from Exercise of Stock Options	13,340	64,372
Proceeds from Noncontrolling Interest	—	76
Net Cash Provided by (Used in) Financing Activities	(508,459)	(188,731)

Effect of Exchange Rate Changes on Cash	4,680	(3,252)
Increase (Decrease) in Cash and Cash Equivalents	(229,776)	(66,828)
Cash and Cash Equivalents at Beginning of Year	1,714,309	672,901
Cash and Cash Equivalents at End of Quarter	$1,484,533	$606,073

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

Accounting Changes and Recent Accounting Pronouncements:
New Accounting Pronouncements Adopted in Current Fiscal Year

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). The update provides guidance on the measurement of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The amendment replaces the current incurred loss impairment approach with a methodology to reflect expected credit losses and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. The updated guidance is to be applied on a modified retrospective approach and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted the provisions of this new accounting standard at the beginning of fiscal 2021. The adoption did not have a material impact on the Company's consolidated financial statements, thus no cumulative-effect adjustment to retained earnings was necessary.

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

NOTE B - ACQUISITIONS AND DIVESTITURES

Acquisitions: On February 10, 2021, the Company entered into a definitive agreement to acquire the Planters® snack nuts business from the Kraft Heinz Company. The proposed transaction is expected to close in June 2021. The acquisition includes the Planters®, NUT-rition®, Planters® Cheez Balls and Corn Nuts® brands. The purchase price is $3.35 billion, subject to customary adjustments. The transaction is expected to provide a tax benefit valued at approximately $560 million.

Planters® is an iconic snack brand and this acquisition will allow the Company to significantly expand its presence and broaden the scope for future acquisitions in the growing snacking space. Operating results for this acquisition will be included in the Company's Consolidated Statements of Operations from the date of acquisition and will be reflected primarily in the Grocery Products segment.

The transaction is expected to be funded from the Company’s cash on hand and a combination of long- and short-term debt. See Note J - Long-term Debt and Other Borrowing Arrangements for additional details.

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

NOTE C - GOODWILL AND INTANGIBLE ASSETS

Goodwill: The changes in the carrying amounts of goodwill for the thirteen and twenty-six weeks ended April 25, 2021, are:

(in thousands)	Grocery Products	Refrigerated Foods	Jennie-O Turkey Store	International & Other	Total
Balance at January 24, 2021	$632,301	$1,607,005	$176,628	$201,656	$2,617,589
Foreign Currency Translation	—	—	—	(3,554)	(3,554)
Balance at April 25, 2021	$632,301	$1,607,005	$176,628	$198,102	$2,614,036
(in thousands)	Grocery Products	Refrigerated Foods	Jennie-O Turkey Store	International & Other	Total
Balance at October 25, 2020	$632,301	$1,607,005	$176,628	$196,793	$2,612,727
Foreign Currency Translation	—	—	—	1,309	1,309
Balance at April 25, 2021	$632,301	$1,607,005	$176,628	$198,102	$2,614,036

Intangible Assets: The carrying amounts for indefinite-lived intangible assets are:

(in thousands)	April 25, 2021	October 25, 2020
Brands/Tradenames/Trademarks	$953,190	$953,190
Other Intangibles	184	184
Foreign Currency Translation	(6,955)	(6,923)
Total	$946,419	$946,452

The gross carrying amount and accumulated amortization for definite-lived intangible assets are:

	April 25, 2021		October 25, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer Lists/Relationships	$117,239	$(50,607)	$117,239	$(45,996)
Other Intangibles	60,241	(6,133)	60,631	(4,298)
Tradenames/Trademarks	10,536	(4,589)	10,536	(3,518)
Foreign Currency Translation	—	(4,706)	—	(4,760)
Total	$188,016	$(66,036)	$188,406	$(58,572)

Amortization expense was $4.0 million and $7.9 million for the thirteen and twenty-six weeks ended April 25, 2021, respectively, compared to $3.4 million and $6.2 million for the thirteen and twenty-six weeks ended April 26, 2020.

Estimated annual amortization expense for the five fiscal years after October 25, 2020, excluding the impact from the pending acquisition of the Planters® snack nuts business, is:

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

Investments In and Receivables From Affiliates consist of:

(in thousands)	Segment	% Owned	April 25, 2021	October 25, 2020
MegaMex Foods, LLC	Grocery Products	50%	$216,955	$220,907
Other Joint Ventures	International & Other	Various (20-40%)	92,301	87,466
Total			$309,256	$308,372

Equity in Earnings of Affiliates consists of:

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	Segment	April 25, 2021	April 26, 2020	April 25, 2021	April 26, 2020
MegaMex Foods, LLC	Grocery Products	$9,663	$7,679	$22,096	$17,140
Other Joint Ventures	International & Other	3,411	2,342	5,206	469
Total		$13,074	$10,021	$27,302	$17,608

For the thirteen and twenty-six weeks ended April 25, 2021, $11.2 million and $22.5 million of dividends were received from affiliates, compared to $10.0 million and $20.0 million of dividends received for the thirteen and twenty-six weeks ended April 26, 2020.

The Company recognized a basis difference of $21.3 million associated with the formation of MegaMex Foods, LLC, of which $11.5 million is remaining as of April 25, 2021. This difference is being amortized through Equity in Earnings of Affiliates.

NOTE E - INVENTORIES

Principal components of inventories are:

(in thousands)	April 25, 2021	October 25, 2020
Finished Products	$646,700	$546,070
Raw Materials and Work-in-Process	356,898	318,975
Operating Supplies	149,025	136,547
Maintenance Materials and Parts	76,407	71,170
Total	$1,229,030	$1,072,762

NOTE F - DERIVATIVES AND HEDGING

The Company uses hedging programs to manage price risk associated with commodity purchases and interest rates. These programs utilize futures contracts to manage the Company’s exposure to price fluctuations in the markets. The Company has determined its designated hedging programs to be highly effective in offsetting the changes in fair value or cash flows generated by the items hedged. Effectiveness testing is performed on a quarterly basis to ascertain a high level of effectiveness for cash flow and fair value hedging programs.

Cash Flow Commodity Hedges:  The Company designates corn and lean hog futures and options used to offset price fluctuations in the Company’s future direct grain and hog purchases as cash flow hedges. Effective gains or losses related to these cash flow hedges are reported in Accumulated Other Comprehensive Loss (AOCL) and reclassified into earnings, through Cost of Products Sold, in the period or periods in which the hedged transactions affect earnings. The Company typically does not hedge its grain exposure beyond the next two upcoming fiscal years and its hog exposure beyond the next fiscal year. Due to extreme market volatility, subsequent to the end of the second quarter, the Company took strategic hedges to cover a significant portion of its expected grain purchases for the remainder of the fiscal year.

Fair Value Commodity Hedges:  The Company designates the futures it uses to minimize the price risk assumed when fixed forward priced contracts are offered to the Company’s commodity suppliers as fair value hedges. The intent of the program is to make the forward priced commodities cost nearly the same as cash market purchases at the date of delivery. Changes in the fair value of the futures contracts, along with the gain or loss on the hedged purchase commitment, are marked-to-market through earnings and recorded on the Consolidated Statements of Financial Position as a Current Asset and Liability, respectively. Effective gains or losses related to these fair value hedges are recognized through Cost of Products Sold in the period or periods in which the hedged transactions affect earnings.

Cash Flow Interest Rate Hedges: The Company is utilizing derivative instruments to manage interest rate risk associated with the anticipated debt transactions required to fund the acquisition of the Planters® snack nuts portfolio in the third quarter of fiscal 2021. The Company designated two separate interest rate locks as cash flow hedges. As of April 25, 2021, the total notional amount of the Company's locks was $1,250 million. The associated debt instruments are expected to have a tenor of seven and thirty years. Mark to market gains or losses on these instruments are deferred as a component of Accumulated Other Comprehensive Loss and will be reclassified to Interest Expense in the period when the hedged transactions affect earnings. On May 25, 2021, subsequent to the end of the second quarter, both interest rate locks were lifted in conjunction with the issuance of unsecured senior notes. For more detail on the notes issued, see Note J - Long-term Debt and Other Borrowing Arrangements.

Other Derivatives:  The Company holds certain futures and options contract positions as part of a merchandising program and to manage the Company’s exposure to fluctuations in commodity markets. The Company has not applied hedge accounting to these positions. Activity related to derivatives not designated as hedges is immaterial to the consolidated financial statements.

Volume: The Company's outstanding commodity futures and options contracts related to its hedging programs include:

Volume
Commodity Contracts	April 25, 2021	October 25, 2020
Corn	31.9 million bushels	26.0 million bushels
Lean Hogs	120.6 million pounds	153.7 million pounds

Fair Value of Derivatives:  The fair values of the Company’s derivative instruments are:

		Gross Fair Value
(in thousands)	Location on Consolidated Statements of Financial Position	April 25, 2021	October 25, 2020
Derivatives Designated as Hedges:
Commodity Contracts(1)	Other Current Assets	$23,848	$(1,330)
Interest Rate Contracts	Other Current Assets	$18,539	$—
(1) Amounts represent the gross fair value of commodity derivative assets and liabilities. The Company nets the commodity derivative assets and liabilities for each of its hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the commodity derivative contract. The amount or timing of cash collateral balances may impact the classification of the commodity derivative in the Consolidated Statements of Financial Position. The gross asset position as of April 25, 2021 is offset by the obligation to return net cash collateral of $16.1 million contained within the master netting arrangement. The gross liability position as of October 25, 2020 is offset by the right to reclaim net cash collateral of $12.3 million. See Note I - Fair Value Measurements for a discussion of these net amounts as reported in the Consolidated Statements of Financial Position.

Fair Value Hedge - Assets (Liabilities): The carrying amounts of the Company's fair value hedge assets (liabilities) are:

Location on Consolidated Statements of Financial Position	Carrying Amount of the Hedged Assets/(Liabilities)
(in thousands)	April 25, 2021	October 25, 2020
Accounts Payable(1)	$15,690	$4,269
(1)  Amounts represent the carrying amount of fair value hedged assets and liabilities which are offset by other assets included in master netting arrangements described above.

Accumulated Other Comprehensive Loss Impact: As of April 25, 2021, the Company included in Accumulated Other Comprehensive Loss hedging gains (before tax) of $51.0 million on commodity contracts and $18.5 million related to interest rate positions. The Company expects to recognize the majority of the gains on commodity contracts over the next twelve months. Gains on interest rate contracts will offset the hedged interest payments over the tenor of the debt instruments.

The effect of Accumulated Other Comprehensive Loss for gains or losses (before tax) related to the Company's derivative instruments is as follows:

	Gain/(Loss) Recognized in AOCL (1)		Location on Consolidated Statements of Operations	Gain/(Loss) Reclassified from AOCL into Earnings (1)
	Thirteen Weeks Ended			Thirteen Weeks Ended
(in thousands)	April 25, 2021	April 26, 2020		April 25, 2021	April 26, 2020
Cash Flow Hedges:
Commodity Contracts	$36,109	$(47,944)	Cost of Products Sold	$4,512	$(5,477)
Interest Rate Contracts	$18,539	$—	Interest Expense	$—	$—

	Gain/(Loss) Recognized in AOCL (1)		Location on Consolidated Statements of Operations	Gain/(Loss) Reclassified from AOCL into Earnings (1)
	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
(in thousands)	April 25, 2021	April 26, 2020		April 25, 2021	April 26, 2020
Cash Flow Hedges:
Commodity Contracts	$52,661	$(56,571)	Cost of Products Sold	$4,462	$(7,352)
Interest Rate Contracts	$18,539	$—	Interest Expense	$—	$—

(1) See Note H - Accumulated Other Comprehensive Loss for the after-tax impact of these gains or losses on Net Earnings.

Consolidated Statements of Operations Impact: The effect on the Consolidated Statements of Operations for gains or losses (before tax) related to the Company's derivative instruments is as follows:

	Cost of Products Sold
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	April 25, 2021	April 26, 2020	April 25, 2021	April 26, 2020
Consolidated Statements of Operations	$2,130,314	$1,945,113	$4,141,291	$3,861,127

Cash Flow Hedges - Commodity Contracts
Gain (Loss) Reclassified from AOCL	4,512	(5,477)	4,462	(7,352)

Fair Value Hedges - Commodity Contracts
Gain (Loss) on Commodity Futures (1)	(11,357)	5,960	(14,271)	9,146
Total Gain (Loss) Recognized in Earnings	$(6,845)	$483	$(9,809)	$1,794

(1)     Amounts represent gains or losses on commodity contracts designated as fair value hedges that were closed during the thirteen and twenty-six weeks ended April 25, 2021, and April 26, 2020, which were offset by a corresponding gain or loss on the underlying hedged purchase commitment. Additional gains or losses related to changes in the fair value of open commodity contracts, along with the offsetting gain or loss on the hedged purchase commitment, are also marked-to-market through earnings with no impact on a net basis.

NOTE G - PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic benefit cost for pension and other post-retirement benefit plans consists of:

	Pension Benefits
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	April 25, 2021	April 26, 2020	April 25, 2021	April 26, 2020
Service Cost	$9,107	$8,896	$18,214	$17,792
Interest Cost	12,362	13,411	24,724	26,821
Expected Return on Plan Assets	(25,189)	(25,321)	(50,378)	(50,642)
Amortization of Prior Service Cost	(367)	(542)	(734)	(1,084)
Recognized Actuarial Loss	5,578	5,597	11,156	11,192
Net Periodic Cost	$1,491	$2,041	$2,982	$4,079

	Post-retirement Benefits
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	April 25, 2021	April 26, 2020	April 25, 2021	April 26, 2020
Service Cost	$131	$193	$261	$387
Interest Cost	1,948	2,329	3,896	4,789
Amortization of Prior Service Cost	(164)	(663)	(328)	(1,326)
Recognized Actuarial Loss	495	247	991	523
Net Periodic Cost	$2,410	$2,106	$4,820	$4,373

Non-service cost components of net pension and postretirement benefit cost are presented within Interest and Investment Income on the Consolidated Statements of Operations.

NOTE H - ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of Accumulated Other Comprehensive Loss are:

(in thousands)	Foreign Currency Translation	Pension & Other Benefits		Hedging Deferred Gain (Loss)		Accumulated Other Comprehensive Loss
Balance at January 24, 2021	$(46,578)	$(328,979)		$14,688		$(360,869)
Unrecognized Gains (Losses)
Gross	(6,988)	—		54,648		47,660
Tax Effect	—	—		(13,197)		(13,197)
Reclassification into Net Earnings
Gross	—	5,542	(1)	(4,512)	(2)	1,030
Tax Effect	—	(1,343)		1,090		(253)
Net of Tax Amount	(6,988)	4,199		38,029		35,240
Balance at April 25, 2021	$(53,565)	$(324,780)		$52,717		$(325,629)

Balance at October 25, 2020	$(64,161)	$(333,178)		$2,089		$(395,250)
Unrecognized Gains (Losses)
Gross	10,596	—		71,200		81,796
Tax Effect	—	—		(17,190)		(17,190)
Reclassification into Net Earnings
Gross	—	11,085	(1)	(4,462)	(2)	6,623
Tax Effect	—	(2,686)		1,080		(1,606)
Net of Tax Amount	10,596	8,399		50,628		69,622
Balance at April 25, 2021	$(53,565)	$(324,780)		$52,717		$(325,629)

(1)    Included in the computation of net periodic cost. See Note G - Pension and Other Post-Retirement Benefits for additional details.
(2)    Included in Cost of Products Sold in the Consolidated Statements of Operations. See Note F - Derivatives and Hedging for additional details.

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis as of April 25, 2021, and October 25, 2020, and their level within the fair value hierarchy, are:

	Fair Value Measurements at April 25, 2021
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Cash and Cash Equivalents (1)	$1,484,533	$1,483,708	$825	$—
Short-term Marketable Securities (2)	17,700	6,377	11,323	—
Other Trading Securities (3)	197,937	—	197,937	—
Commodity Derivatives (4)	7,993	7,993	—	—
Interest Rate Derivatives (5)	18,539	—	18,539	—
Total Assets at Fair Value	$1,726,702	$1,498,078	$228,624	$—
Liabilities at Fair Value
Deferred Compensation (3)	$70,066	$—	$70,066	$—
Total Liabilities at Fair Value	$70,066	$—	$70,066	$—

	Fair Value Measurements at October 25, 2020
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Cash and Cash Equivalents (1)	$1,714,309	$1,713,098	$1,211	$—
Short-term Marketable Securities (2)	17,338	5,728	11,610	—
Other Trading Securities (3)	173,114	—	173,114	—
Commodity Derivatives (4)	10,950	10,950	—	—
Total Assets at Fair Value	$1,915,711	$1,729,776	$185,935	$—
Liabilities at Fair Value
Deferred Compensation (3)	$65,154	$—	$65,154	$—
Total Liabilities at Fair Value	$65,154	$—	$65,154	$—

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
(3)    The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred compensation plans. The funds held in the rabbi trust relate to the supplemental executive retirement plans and have been invested primarily in fixed income funds managed by a third party. The declared rate on these funds is set based on a formula using the yield of the general account investment portfolio supporting the fund, adjusted for expenses and other charges. The rate is guaranteed for one year at issue and may be reset annually on the policy anniversary, subject to a guaranteed minimum rate. As the value is based on adjusted market rates and the fixed rate is only reset on an annual basis, these funds are classified as Level 2. Under the deferred compensation plans, participants can defer certain types of compensation and elect to receive a return on the deferred amounts based on the changes in fair value of various investment options. These funds are managed by a third-party insurance policy, the values of which represent their cash surrender value based on the fair value of the underlying investments in the account and include equity securities, money market accounts, bond funds or other portfolios for which there is an active quoted market. Therefore, these policies are classified as Level 2. The Company also offers a fixed rate investment option to participants. The rate earned on these investments is adjusted annually based on a specified percentage of the I.R.S. applicable federal rates. These balances are also classified as Level 2. The funds held in the rabbi trust are included in Other Assets on the Consolidated Statements of Financial Position. The related deferred compensation liabilities are included in Other Long-term Liabilities on the Consolidated Statements of Financial Position with investment options generally mirroring those funds held by the rabbi trust. Therefore, the investments are classified as Level 2. Securities held by the trust are classified as trading securities. Unrealized gains and losses associated with these investments are included in the Company's earnings. During the thirteen and twenty-six weeks ended April 25, 2021, securities held by the trust generated gains of $5.2 million and $17.0 million, respectively, compared to losses of $11.4 million and $6.7 million for the thirteen and twenty-six weeks ended April 26, 2020.
(4)    The Company’s commodity derivatives represent futures contracts and options used in its hedging or other programs to offset price fluctuations associated with purchases of corn and hogs, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers. The Company’s futures contracts for corn are traded on the Chicago Board of Trade, while futures contracts for lean hogs are traded on the Chicago Mercantile Exchange. These are active markets with quoted prices available, and these contracts are classified as Level 1. All derivatives are reviewed for potential credit risk and risk of nonperformance. The net balance for each program is included in Other Current Assets or Accounts Payable, as appropriate, in the Consolidated Statements of Financial Position. As of April 25, 2021, the Company has recognized the obligation to return net cash collateral of $16.1 million from various counterparties (including $25.0 million of realized gains offset by cash owed of $41.1 million). As of October 25, 2020, the Company had recognized the right to reclaim net cash collateral of $12.3 million from various counterparties (including cash of $25.5 million less $13.2 million of realized loss).
(5) The fair value of the Company’s outstanding interest rate hedge agreements are based on similar exchange traded derivatives (market approach) and therefore classified as Level 2. The fair value was determined by comparing the locked rates against the benchmarked treasury rate.

The Company’s financial assets and liabilities include accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value. The Company does not carry its long-term debt at fair value in its Consolidated Statements of Financial Position. The fair value of long-term debt, utilizing discounted cash flows (Level 2), was $977.8 million as of April 25, 2021, and $1,238.8 million as of October 25, 2020.

In accordance with the provisions of ASC 820, the Company measures certain nonfinancial assets and liabilities at fair value, which are recognized or disclosed on a nonrecurring basis (e.g. goodwill, intangible assets, and property, plant and equipment). During the twenty-six weeks ended April 25, 2021, and April 26, 2020, there were no material remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

NOTE J - LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS
Long-term Debt consists of:

(in thousands)	April 25, 2021	October 25, 2020
Senior Unsecured Notes, with Interest at 1.800%, Interest Due Semi-annually through June 2030 Maturity Date	$1,000,000	$1,000,000
Senior Unsecured Notes, with Interest at 4.125%, Interest Due Semi-annually through April 2021 Maturity Date	—	250,000
Unamortized Discount on Senior Notes	(2,494)	(2,630)
Unamortized Debt Issuance Costs	(7,565)	(7,979)
Finance Lease Liabilities	56,861	61,030
Other Financing Arrangements	3,016	3,206
Total	1,049,818	1,303,627
Less: Current Maturities of Long-term Debt	9,333	258,691
Long-term Debt - Less Current Maturities	$1,040,486	$1,044,936

The Company repaid its $250.0 million senior unsecured notes upon maturity in April 2021.

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

As of April 25, 2021, the Company had a $400.0 million unsecured revolving line of credit, which was scheduled to mature in June 2021. As of April 25, 2021, and October 25, 2020, the Company had no outstanding draws from this line of credit.

The Company is required by certain covenants in its debt agreements to maintain specified levels of financial ratios and financial position. As of April 25, 2021, the Company was in compliance with all of these covenants.

Activities Subsequent to the End of the Quarter: The Company entered several financing arrangements subsequent to the end of the second quarter. Proceeds are intended to be used to fund a portion of the pending acquisition of the Planters® snack nuts business and for general corporate purposes.

On May 6, 2021, the Company entered into an unsecured revolving credit agreement with Wells Fargo Bank, National Association as Administrative Agent, Swingline Lender and Issuing Lender, U.S. Bank National Association, JPMorgan Chase Bank, N.A. and BofA Securities, Inc. as Syndication Agents and the lenders party thereto. In connection with entering the revolving credit agreement, the Company terminated its existing credit facility that was entered into on June 24, 2015. The revolving credit agreement provides for an unsecured revolving credit facility with an aggregate principal commitment amount at any time outstanding of up to $750.0 million with an uncommitted increase option of an additional $375.0 million upon the satisfaction of certain conditions. Extensions of credit under the facility may be made in the form of revolving loans, swingline loans and letters of credit. The lending commitments under the agreement are scheduled to expire on May 6, 2026, at which time the Company will be required to pay in full all obligations then outstanding.

On May 6, 2021, the Company also entered into an unsecured term loan agreement with Wells Fargo Bank, National Association as administrative agent and lender. This agreement provides for an unsecured term loan facility with a single term loan in a principal amount not to exceed $300.0 million. The lending commitments under the term loan agreement are scheduled to expire on May 5, 2022, at which time the Company will be required to pay in full all obligations then outstanding.

On May 25, 2021, the Company entered into an underwriting agreement with several investment banks providing for the issuance and sale of securities as outlined below. The issuance and sale of the notes is scheduled to be completed on June 3, 2021, subject to customary closing conditions.

Senior Unsecured Notes
(in millions)	Aggregate Principal	Interest Rate	Interest Payments
Scheduled Maturity
2024 (1)	$950	0.65%	Semi-annual
2028 (2) (3)	750	1.70%	Semi-annual
2051 (2) (3)	600	3.05%	Semi-annual
Total Issuance	$2,300
(1) Notes include the option to redeem in whole or in part one year after their issuance.
(2) Notes include the option to redeem in whole at any time or in part from time to time.
(3) Interest rate risk was hedged utilizing interest rate locks. The Company lifted the corresponding hedges in conjunction with the issuance of the notes. See Note F - Derivatives and Hedging for additional details.

NOTE K - INCOME TAXES

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

The Company's effective tax rate for the thirteen and twenty-six weeks ended April 25, 2021, was 22.1 percent and 21.0 percent compared to 20.6 percent and 18.4 percent for the corresponding periods a year ago.

The amount of unrecognized tax benefits, including interest and penalties, is recorded in Other Long-term Liabilities. If recognized as of April 25, 2021, and April 26, 2020, $28.1 million and $24.0 million, respectively, would impact the Company’s effective tax rate. The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense. Interest and penalties included in income tax expense was immaterial for the thirteen and twenty-six weeks ended April 25, 2021, and April 26, 2020. The amount of accrued interest and penalties at April 25, 2021, and April 26, 2020, associated with unrecognized tax benefits was $7.0 million and $6.1 million, respectively.

The Company is regularly audited by federal and state taxing authorities. The United States Internal Revenue Service (I.R.S.) concluded its examination of fiscal 2018 in the fourth quarter of fiscal 2020, and fiscal 2019 in the second quarter of fiscal 2021. The Company has elected to participate in the Compliance Assurance Process (CAP) for fiscal years through 2022. The objective of CAP is to contemporaneously work with the I.R.S. to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. The Company may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time.

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

NOTE L - EARNINGS PER SHARE DATA

The reported net earnings attributable to the Company were used when computing basic and diluted earnings per share. The following table sets forth the shares used as the denominator for those computations:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	April 25, 2021	April 26, 2020	April 25, 2021	April 26, 2020
Basic Weighted-Average Shares Outstanding	540,195	538,119	540,054	536,597
Dilutive Potential Common Shares	7,341	8,254	7,436	8,997
Diluted Weighted-Average Shares Outstanding	547,536	546,373	547,490	545,594

Antidilutive Potential Common Shares	2,373	2,172	2,283	2,453

NOTE M- SEGMENT REPORTING

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	April 25, 2021	April 26, 2020	April 25, 2021	April 26, 2020
Sales to Unaffiliated Customers
Grocery Products	$628,232	$683,250	$1,205,831	$1,223,876
Refrigerated Foods	1,453,380	1,247,336	2,820,457	2,599,127
Jennie-O Turkey Store	351,179	343,056	684,500	673,183
International & Other	173,830	148,823	356,980	310,714
Total	$2,606,621	$2,422,465	$5,067,768	$4,806,899

Intersegment Sales
Grocery Products	$—	$6	$—	$13
Refrigerated Foods	5,933	5,248	11,891	11,051
Jennie-O Turkey Store	32,442	28,878	59,135	56,720
International & Other	—	—	—	—
Total	38,376	34,132	71,026	67,784
Intersegment Elimination	(38,376)	(34,132)	(71,026)	(67,784)
Total	$—	$—	$—	$—

Net Sales
Grocery Products	$628,232	$683,256	$1,205,831	$1,223,889
Refrigerated Foods	1,459,313	1,252,584	2,832,348	2,610,178
Jennie-O Turkey Store	383,621	371,934	743,635	729,903
International & Other	173,830	148,823	356,980	310,714
Intersegment Elimination	(38,376)	(34,132)	(71,026)	(67,784)
Total	$2,606,621	$2,422,465	$5,067,768	$4,806,899

Segment Profit
Grocery Products	$97,970	$127,763	$190,172	$196,198
Refrigerated Foods	173,352	131,431	314,524	298,775
Jennie-O Turkey Store	12,700	27,348	39,640	65,899
International & Other	24,481	23,164	56,685	43,115
Total Segment Profit	308,503	309,706	601,020	603,986
Net Unallocated Expense	15,904	23,098	31,451	27,297
Noncontrolling Interest	21	(119)	133	(39)
Earnings Before Income Taxes	$292,620	$286,489	$569,702	$576,651

Revenue has been disaggregated into the categories below to show how sales channels affect the nature, amount, timing, and uncertainty of revenue and cash flows. The amount of total revenues contributed by sales channel are:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	April 25, 2021	April 26, 2020	April 25, 2021	April 26, 2020
U.S. Retail	$1,454,088	$1,455,652	$2,844,716	$2,682,082
U.S. Foodservice	724,248	566,814	1,310,584	1,275,920
U.S. Deli	231,543	223,034	510,802	483,672
International	196,742	176,966	401,666	365,226
Total	$2,606,621	$2,422,465	$5,067,768	$4,806,899

The improvement demonstrated in U.S. Foodservice in the thirteen weeks ended April 25, 2021, was driven by recovery of the foodservice industry following restrictions imposed by the COVID-19 pandemic in fiscal 2020.

The Company’s products primarily consist of meat and other food products. The amount of total revenues contributed by classes of similar products are:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	April 25, 2021	April 26, 2020	April 25, 2021	April 26, 2020
Perishable	$1,453,149	$1,250,330	$2,829,969	$2,650,525
Shelf-stable	567,501	619,353	1,091,437	1,070,058
Poultry	494,186	482,959	968,837	942,041
Miscellaneous	91,786	69,823	177,525	144,275
Total	$2,606,621	$2,422,465	$5,067,768	$4,806,899

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

NOTE N - SUBSEQUENT EVENTS

The Company initiated several financing transactions subsequent to the end of the second quarter primarily in preparation for the pending acquisiton of the Planters® snack nuts business. See Note J - Long-term Debt and Other Borrowing Arrangements for additional details.

To mitigate the impact of extreme market volatility on feed costs, the Company hedged a significant portion of its grain exposure subsequent to the end of the second quarter. See Note F - Derivatives and Hedging for additional details.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

The Company is a global manufacturer and marketer of branded food products. It operates in four reportable segments as described in Note M - Segment Reporting in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The Company reported net earnings per diluted share of $0.42 for the second quarter of fiscal 2021, flat compared to last year. Significant factors impacting the quarter were:

•The Company delivered record sales for the second quarter. Foodservice sales exceeded pre-pandemic levels after steep declines last year caused by the effects of the pandemic. Along with the strong foodservice sales and improved supply chain performance, demand remained elevated in the retail, deli and international channels during the quarter.
•Segment profit for the quarter was flat, as increases in Refrigerated Foods and International & Other profits mostly offset lower earnings in Grocery Products and Jennie-O Turkey Store.
•Earnings before income taxes for the quarter increased 2 percent compared to the prior year.
•Refrigerated Foods segment profit improved, driven by foodservice growth, increased retail fresh pork profits and lower operational costs.
•International & Other segment profit increased due to growth in China and the Philippines, and higher fresh pork export margins.
•Grocery Products segment profit declined due to lower sales. For reference, the segment delivered exceptional growth in the second quarter of fiscal 2020 due to consumer stock-up during the onset of the pandemic.
•Jennie-O Turkey Store segment profit decreased due to the impact of a dramatic increase in feed costs during the quarter.
•Year-to-date cash flow from operations was $361 million, down 34 percent compared to last year. The primary driver of the decrease was due to the intentional increase in inventory to meet elevated demand.
•In February 2021, the Company entered into a definitive agreement to acquire the Planters® snack nuts business for $3.35 billion in cash in a transaction that is expected to provide a tax benefit valued at approximately $560 million, equating to an effective purchase price of $2.79 billion. The proposed transaction is expected to close in June 2021. The acquisition includes the Planters®, NUT-rition®, Planters® Cheez Balls and Corn Nuts® brands.

Response to COVID-19

The Company is committed to making investments necessary to keep its team members safe. In the second quarter of fiscal 2021, the Company absorbed approximately $6 million ($19 million for the first six months of fiscal 2021) in direct incremental supply chain costs primarily related to enhanced safety measures in its production facilities. The Company estimates most of the incremental supply chain costs are temporary and will continue to decline as the pandemic subsides.

Consolidated Results

Volume, Net Sales, Earnings, and Diluted Earnings per Share

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
(in thousands, except per share amounts)	April 25, 2021	April 26, 2020	% Change	April 25, 2021	April 26, 2020	% Change
Volume (lbs.)	1,192,948	1,233,072	(3.3)	2,372,654	2,420,059	(2.0)
Net Sales	$2,606,621	$2,422,465	7.6	$5,067,768	$4,806,899	5.4
Earnings Before Income Taxes	292,620	286,489	2.1	569,702	576,651	(1.2)
Net Earnings Attributable to Hormel Foods Corporation	227,901	227,734	0.1	450,184	470,606	(4.3)
Diluted Earnings per Share	0.42	0.42	—	0.82	0.86	(4.7)

Net Sales

The Company delivered record second quarter sales driven by a significant improvement in the foodservice businesses within Refrigerated Foods. Most foodservice categories exhibited growth, led by strong demand for pizza toppings, bacon and authentic Italian meats. Strength from Refrigerated Foods and International & Other more than offset the decline in Grocery Products. For reference, shelter-in-place orders and restaurant closures across the country during the second quarter of fiscal 2020 dramatically shifted consumer shopping patterns away from foodservice toward the retail channel.

For the first six months of fiscal 2021, the Company delivered record sales. Net sales growth from the retail, deli and foodservice businesses within Refrigerated Foods and continued strength within International & Other, driven by China, overcame a slight decline in Grocery Products sales.

Cost of Products Sold

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
(in thousands)	April 25, 2021	April 26, 2020	% Change	April 25, 2021	April 26, 2020	% Change
Cost of Products Sold	$2,130,314	$1,945,113	9.5	$4,141,291	$3,861,127	7.3

Cost of products sold for the second quarter and first six months of fiscal 2021 increased due to record net sales and higher raw material input costs. Direct incremental supply chain costs related to the COVID-19 pandemic for the second quarter and first six months of fiscal 2021 were approximately $6 million and $19 million, respectively. This compares to approximately $20 million of higher operational costs related to the COVID-19 pandemic incurred in the second quarter of fiscal 2020.

The Company expects to operate in a high cost environment for the remainder of the year, impacted by higher hog and pork markets, increased feed costs at Jennie-O Turkey Store and inflationary pressures. Incremental COVID-related costs are expected to decrease as the pandemic subsides.

Gross Profit

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
(in thousands)	April 25, 2021	April 26, 2020	% Change	April 25, 2021	April 26, 2020	% Change
Gross Profit	$476,307	$477,352	(0.2)	$926,477	$945,773	(2.0)
Percentage of Net Sales	18.3%	19.7%		18.3%	19.7%

Gross profit as a percentage of sales for the second quarter and first six months of 2021 declined. Record sales were more than offset by higher pork raw material costs and higher feed costs at Jennie-O Turkey Store. Refrigerated Foods margins in the second quarter improved slightly compared to the prior year, while gross profit as a percentage of sales for all four segments declined for the first half of fiscal 2021.
Looking ahead to the third quarter of fiscal 2021, the Company expects to benefit from continued foodservice strength and from the impact of pricing actions across the portfolio. These factors may help offset some of the inflationary pressures to margin, including higher pork raw material input costs and increased feed costs at Jennie-O Turkey Store. Due to extreme market volatility, subsequent to the end of the second quarter, the Company took strategic hedges to cover a significant portion of expected grain purchases for the remainder of the fiscal year.

Selling, General and Administrative (SG&A)

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
(in thousands)	April 25, 2021	April 26, 2020	% Change	April 25, 2021	April 26, 2020	% Change
SG&A	$199,966	$193,912	3.1	$396,346	$389,433	1.8
Percentage of Net Sales	7.7%	8.0%		7.8%	8.1%

For the second quarter and first six months of fiscal 2021, SG&A expenses increased compared to the prior year due to higher employee-related expenses.

Advertising spend in the second quarter was $31 million, compared to $35 million last year. Advertising investments for the first half of fiscal 2021 were down 7.2 percent compared to last year. The Company plans to continue to invest behind its leading brands.

Equity in Earnings of Affiliates

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
(in thousands)	April 25, 2021	April 26, 2020	% Change	April 25, 2021	April 26, 2020	% Change
Equity in Earnings of Affiliates	$13,074	$10,021	30.5	$27,302	$17,608	55.0

Equity in earnings of affiliates for the second quarter and first six months increased significantly due to stronger performances at MegaMex and from the Company's joint venture in the Philippines.

Effective Tax Rate

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	April 25, 2021	April 26, 2020	April 25, 2021	April 26, 2020
Effective Tax Rate	22.1%	20.6%	21.0%	18.4%

The lower effective tax rate in the prior year was driven by a higher volume of stock option exercises. For further information, refer to Note K - Income Taxes.

Excluding the estimated impact from the pending acquisition of the Planters® snack nuts business, the Company expects the effective tax rate in fiscal 2021 to be between 20.0 and 21.5 percent.

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

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
(in thousands)	April 25, 2021	April 26, 2020	% Change	April 25, 2021	April 26, 2020	% Change
Net Sales
Grocery Products	$628,232	$683,250	(8.1)	$1,205,831	$1,223,876	(1.5)
Refrigerated Foods	1,453,380	1,247,336	16.5	2,820,457	2,599,127	8.5
Jennie-O Turkey Store	351,179	343,056	2.4	684,500	673,183	1.7
International & Other	173,830	148,823	16.8	356,980	310,714	14.9
Total	$2,606,621	$2,422,465	7.6	$5,067,768	$4,806,899	5.4

Segment Profit
Grocery Products	$97,970	$127,763	(23.3)	$190,172	$196,198	(3.1)
Refrigerated Foods	173,352	131,431	31.9	314,524	298,775	5.3
Jennie-O Turkey Store	12,700	27,348	(53.6)	39,640	65,899	(39.8)
International & Other	24,481	23,164	5.7	56,685	43,115	31.5
Total Segment Profit	308,503	309,706	(0.4)	601,020	603,986	(0.5)
Net Unallocated Expense	15,904	23,098	(31.1)	31,451	27,297	15.2
Noncontrolling Interest	21	(119)	117.4	133	(39)	444.1
Earnings Before Income Taxes	$292,620	$286,489	2.1	$569,702	$576,651	(1.2)

Grocery Products

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
(in thousands)	April 25, 2021	April 26, 2020	% Change	April 25, 2021	April 26, 2020	% Change
Volume (lbs.)	313,795	363,703	(13.7)	618,129	656,621	(5.9)
Net Sales	$628,232	$683,250	(8.1)	$1,205,831	$1,223,876	(1.5)
Segment Profit	97,970	127,763	(23.3)	190,172	196,198	(3.1)

Volume and sales for the second quarter and first half of fiscal 2021 declined due to the extremely high levels of demand last year, especially in the second quarter of fiscal 2020. Demand for branded retail products remained elevated compared to pre-pandemic levels, led by growth in the second quarter from Wholly® guacamole and Herdez® salsas and sauces.

For the second quarter and first six months of fiscal 2021, segment profit declined due to lower sales. For reference, the segment delivered exceptional growth in the second quarter of fiscal 2020 due to consumer stock-up during the onset of the pandemic.

Grocery Products expects strong demand for its branded retail items to continue in the third quarter. Inventory levels across the portfolio are expected to improve sequentially. Profits may be impacted by higher pork trim prices.
Refrigerated Foods

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
(in thousands)	April 25, 2021	April 26, 2020	% Change	April 25, 2021	April 26, 2020	% Change
Volume (lbs.)	593,271	576,543	2.9	1,188,586	1,182,152	0.5
Net Sales	$1,453,380	$1,247,336	16.5	$2,820,457	$2,599,127	8.5
Segment Profit	173,352	131,431	31.9	314,524	298,775	5.3

Strong sales growth in the second quarter of fiscal 2021 was led by a significant recovery in foodservice, growth from retail and deli brands, and higher commodity sales. Nearly every foodservice category experienced growth, led by pizza toppings and brands such as Fontanini® and Hormel® Bacon 1™. Retail and deli growth was driven by numerous brands, including Hormel® Black Label®, Hormel® Gatherings®, Sadlers® and Applegate®. For the first six months of fiscal 2021, net sales increases were driven by a recovery in foodservice and higher sales of value-added retail and deli products.

For the second quarter, Refrigerated Foods segment profit improved driven by foodservice growth, increased retail fresh pork profits and lower operational costs. Segment profit increased for the first half of fiscal 2021 due to higher value-added profits.

Refrigerated Foods is expecting improved results in the third quarter due to higher foodservice demand as the industry continues to recover.

Jennie-O Turkey Store

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
(in thousands)	April 25, 2021	April 26, 2020	% Change	April 25, 2021	April 26, 2020	% Change
Volume (lbs.)	202,624	209,477	(3.3)	396,193	406,676	(2.6)
Net Sales	$351,179	$343,056	2.4	$684,500	$673,183	1.7
Segment Profit	12,700	27,348	(53.6)	39,640	65,899	(39.8)

Sales increased for the second quarter due to a recovery in foodservice and higher whole bird shipments. Retail sales declined but remain elevated compared to pre-pandemic levels. For the first six months of 2021, sales increased due to higher retail and whole bird sales.

Segment profit for the second quarter decreased due to the impact of a dramatic increase in feed costs during the quarter. The decline in segment profit for the first half of fiscal 2021 was due primarily to higher feeds costs and a decline in foodservice sales.

In the third quarter, Jennie-O Turkey Store expects the impact from dramatically higher grain costs to be partially offset by pricing actions across the portfolio.

International & Other

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
(in thousands)	April 25, 2021	April 26, 2020	% Change	April 25, 2021	April 26, 2020	% Change
Volume (lbs.)	83,257	83,350	(0.1)	169,746	174,610	(2.8)
Net Sales	$173,830	$148,823	16.8	$356,980	$310,714	14.9
Segment Profit	24,481	23,164	5.7	56,685	43,115	31.5

For the second quarter and first six months of fiscal 2021, sales increased, driven by continued strong results in China and higher sales of branded exports.

The increase in segment profit for the quarter was due to growth in China and the Philippines, and higher fresh pork export margins. The significant increase in segment profit for the first half was due to improved results for branded exports, strong results in China and higher income from the Company's partners in the Philippines, South Korea and Europe.

International & Other expects improved results in the third quarter from branded and fresh pork exports. International shipping interruptions pose a risk to export sales and profit growth.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	April 25, 2021	April 26, 2020	April 25, 2021	April 26, 2020
Net Unallocated Expense	$15,904	$23,098	$31,451	$27,297
Noncontrolling Interest	21	(119)	133	(39)

For the second quarter, net unallocated expense decreased as higher investment income partially offset the additional interest expense from the bond issuance in the prior year. For the first six months of fiscal 2021, net unallocated expense increased as higher investment income was more than offset by higher interest expense and expenses related to tax settlements and deal fees.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 25, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents were $1,485 million at the end of the first twenty-six weeks of fiscal 2021 compared to $606 million at the end of the comparable fiscal 2020 period. The primary driver of the increased cash is the issuance of $1 billion in debt in the third quarter of fiscal 2020.

Cash provided by operating activities was $361 million in the first twenty-six weeks of fiscal 2021 compared to $548 million in the same period of fiscal 2020. The decline was primarily due to the strategic increase in inventory. Cash flows from operating activities continue to provide a consistent source of liquidity. The Company believes its balanced business model and strong balance sheet make it well-positioned to continue to weather the effects of the COVID-19 pandemic.

Cash used in investing activities was $87 million in the first twenty-six weeks of fiscal 2021 compared to $423 million in the same period of fiscal 2020. In the second quarter of 2020, the Company acquired Sadler's Smokehouse for $269 million. Capital expenditures in the first twenty-six weeks of fiscal 2021 were $86 million compared to $139 million in the same period of fiscal 2020. The Company estimates its fiscal 2021 capital expenditures to be approximately $260 million. Key projects for the full year include expansion of the Company’s dry sausage operations in Papillion, Nebraska; Project Orion; and other projects to support growth of branded products.

Cash used in financing activities was $508 million in the first twenty-six weeks of fiscal 2021 compared to $189 million in the same period of fiscal 2020. The Company repaid $250 million of its senior unsecured notes upon maturity in April 2021. The Company also used $10 million for common stock repurchases in the first twenty-six weeks of fiscal 2021 compared to $12 million repurchased during the same period of the prior year. For additional information pertaining to the Company’s share repurchase plans or programs, see Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

Cash dividends paid to the Company’s shareholders continue to be an ongoing financing activity for the Company. Dividends paid in the first twenty-six weeks of fiscal 2021 were $258 million compared to $237 million in the comparable period of fiscal 2020. For fiscal 2021, the annual dividend rate was increased to $0.98 per share, representing the 55th consecutive annual dividend increase. The Company has paid dividends for 371 consecutive quarters.

The Company is required by certain covenants in its debt agreements to maintain specified levels of financial ratios and financial position. As of April 25, 2021, the Company was in compliance with all of these debt covenants.

Subsequent to the end of the quarter, the Company entered into an underwriting agreement with several investment banks providing for the issuance and sale of senior unsecured notes. The proceeds of these notes, along with short-term debt and cash on hand, will be used to fund the acquisition of the Planters® snack nuts business and for general corporate purposes. Details regarding these financing activities can be found in Note J - Long-term Debt and Other Borrowing Arrangements. The Company expects the pending Planters® acquisition will responsibly leverage its balance sheet without compromising its disciplined capital allocation policy. The Company remains confident in its ability to meet its current and future cash flow needs and is dedicated to returning cash to shareholders through dividend payments. Other top priorities include reinvestments to ensure employee and food safety, capital expenditures to enhance and expand operations, and growing the business through innovation. The Company continues to evaluate opportunities for strategic acquisitions.

Contractual Obligations and Commercial Commitments

The Company records income taxes in accordance with the provisions of ASC 740, Income Taxes. The Company is unable to determine its contractual obligations by year related to this pronouncement, as the ultimate amount or timing of settlement of its reserves for income taxes cannot be reasonably estimated. The total liability for unrecognized tax benefits, including interest and penalties, at April 25, 2021, was $28 million.

There have been no other material changes to the information regarding the Company’s future contractual financial obligations previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 25, 2020.

Off-Balance Sheet Arrangements

As of April 25, 2021, and October 25, 2020, the Company had $47 million and $47 million, respectively, of standby letters of credit issued on its behalf. The standby letters of credit are related primarily to the Company’s self-insured workers compensation programs. This amount includes $3 million as of April 25, 2021, and October 25, 2020 of revocable standby letters of credit for obligations of an affiliated party that may arise under workers compensation claims. Letters of credit are not reflected in the Company’s Consolidated Statements of Financial Position.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Hog Markets:  The Company’s earnings are affected by fluctuations in the live hog market. To minimize the impact on earnings, and to ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 10 years. Hogs purchased under contract accounted for 94 percent of the total hogs purchased by the Company during the first twenty-six weeks of fiscal years 2021 and 2020. The majority of these contracts use market-based formulas based on hog futures, hog primal values, or industry reported hog markets. Other contracts use a formula based on the cost of production, which can fluctuate independently from hog markets. The Company’s value-added branded portfolio helps mitigate changes in hog and pork market prices. Therefore, a hypothetical 10 percent change in the cash hog market would have had an immaterial effect on the Company’s results of operations.

The Company utilizes a hedge program to reduce exposure and offset the fluctuations in the Company's future direct hog purchases. The program utilizes lean hog futures which are accounted for under cash flow hedge accounting. The fair value of the Company's open futures contracts in this program as of April 25, 2021 was $12.2 million compared to $3.1 million as of October 25, 2020. The Company measures its market risk exposure on its lean hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for lean hogs. A 10 percent decrease in the market price for lean hogs would have negatively impacted the fair value of the Company's April 25, 2021, open lean hog contracts by $7.7 million, which in turn would lower the Company's future cost on purchased hogs by a similar amount.

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

The Company utilizes a hedge program to reduce exposure and offset the fluctuation in the Company's future direct grain purchases. This program utilizes corn futures for Jennie-O Turkey Store, and these contracts are accounted for under cash flow hedge accounting. The fair value of the Company’s open futures contracts as of April 25, 2021, was $27.3 million compared to $(0.1) million as of October 25, 2020. The Company measures its market risk exposure on its grain futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain. A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s April 25, 2021, open grain contracts by $10.9 million, which in turn would lower the Company’s future cost on purchased grain by a similar amount.

Other Input Costs: The costs of raw materials, packaging materials, freight, fuel, and energy may cause the Company's results to fluctuate significantly. To manage input cost volatility, the Company pursues cost saving measures, forward pricing, derivatives, and pricing actions when necessary.

Interest Rates: The Company is exposed to interest rate risk with regards to the expected issuance of long-term debt to acquire the Planters® snack nuts portfolio from the Kraft Heinz Company. To mitigate this risk, in the second quarter of fiscal 2021, the Company entered interest rate locks, which are accounted for under cash flow hedge accounting. The fair value of the Company's interest rate risk hedges was $18.5 million as of April 25, 2021. The Company measures its market risk exposure on interest rate contracts using sensitivity analysis, which considers a hypothetical change of 25 basis points in the underlying benchmark rate. A decrease of 25 basis points in the rate would have negatively impacted the fair value of the Company's interest rate contracts by $39.7 million, while an increase of 25 basis points would have a positive impact of $36.1 million.

Investments:  The Company has corporate-owned life insurance policies classified as trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans. As of April 25, 2021, the balance of these securities totaled $197.9 million compared to $173.1 million as of October 25, 2020. The rabbi trust is invested primarily in fixed income funds. The Company is subject to market risk due to fluctuations in the value of the remaining investments as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis. A 10 percent decline in the value of the investments not held in fixed income funds would have a negative impact to the Company’s pretax earnings of approximately $9.8 million, while a 10 percent increase in value would have a positive impact of the same amount.

International Assets:  The fair values of certain Company assets are subject to fluctuations in foreign currencies. The Company's net asset position in foreign currencies as of April 25, 2021 was $601.4 million, compared to $541.2 million as of October 25, 2020, with most of the exposure existing in Chinese yuan and Brazilian real. Changes in currency exchange rates impact the fair values of the Company assets either currently through the Consolidated Statements of Operations within Interest and Investment Income or through the Consolidated Statements of Financial Position within Accumulated Other Comprehensive Loss.

The Company measures its foreign currency exchange risk by using a 10 percent sensitivity analysis on the Company's primary foreign net asset position, the Chinese yuan and Brazilian real, as of April 25, 2021. A 10 percent strengthening in the value of the Chinese yuan relative to the U.S. dollar would result in other comprehensive income of approximately $39.7 million pretax. A 10 percent weakening in the value of the Chinese yuan relative to the U.S. dollar would result in other comprehensive loss of approximately $32.5 million pretax. A 10 percent strengthening in the value of the Brazilian real relative to the U.S. dollar would result in other comprehensive income of approximately $11.1 million pretax. A 10 percent weakening in the value of the Brazilian real relative to the U.S. dollar would result in other comprehensive loss of approximately $9.1 million pretax.

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the second quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
▪The Company may be required to redirect cash flow from operations or explore alternative strategies, such as disposing of assets, to the payment of principal and interest on its indebtedness.

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

The Company’s operations are subject to the general risks associated with acquisitions and divestitures. The Company has made several acquisitions and divestitures in recent years that align with the Company’s strategic initiative of delivering long-term value to shareholders. The Company regularly reviews strategic opportunities to grow through acquisitions and to divest non-strategic assets. Potential risks associated with these transactions include the inability to consummate a transaction timely or on favorable terms, diversion of management's attention from other business concerns, potential loss of key employees and customers of current or acquired companies, inability to integrate or divest operations successfully, possible assumption of unknown liabilities, potential disputes with buyers or sellers, inability to obtain favorable financing terms, potential impairment charges if purchase assumptions are not achieved, and the inherent risks in entering markets or lines of business in which the Company has limited or no prior experience. Any or all of these risks could impact the Company’s financial results and business reputation. In addition, acquisitions outside the United States may present unique challenges and increase the Company's exposure to the risks associated with foreign operations. The Company's level of indebtedness may increase significantly to fund future acquisitions, such as the definitive agreement to acquire the Planters® snack nuts business. Additional levels of debt may among other things, impact the Company's liquidity and increase the Company's exposure to negative fluctuations in interest rates.

The Company is subject to disruption of operations at co-manufacturers, suppliers, customers, or other third-party service providers. Disruption of operations at co‑manufacturers or other suppliers may impact the Company’s product or raw material supply, which could have an adverse effect on the Company’s financial results. Additionally, actions taken to mitigate the impact of any potential disruption, including increasing inventory in anticipation of a potential production or supply interruption, may adversely affect the Company’s financial results.

Disruptions related to significant customers or sales channels could result in a reduction in sales or change in the mix of products sold, which could adversely affect the Company's results of operations.

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

Deterioration of labor relations, labor availability or increases in labor costs could harm the Company’s Business. As of April 25, 2021, the Company had approximately 19,800 employees worldwide, of which approximately 3,600 of the Company's employees were represented by labor unions, principally the United Food and Commercial Workers Union. A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities or co-manufacturing facilities resulting in work slowdowns or stoppages could harm the Company’s financial results. Labor availability challenges could have an adverse effect on the Company's business.

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

Fluctuations in commodity prices and availability of pork, poultry, beef, feed grains, avocados, peanuts, tree nuts and energy could harm the Company’s earnings. The Company’s results of operations and financial condition are largely dependent upon the cost and supply of pork, poultry, beef, feed grains, avocados, peanuts and tree nuts as well as energy costs and the selling prices for many of our products, which are determined by constantly changing market forces of supply and demand.

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

International trade barriers and other restrictions and disruptions could result in decreased foreign demand and increased domestic supply of proteins, thereby potentially lowering prices. The Company occasionally utilizes in-country production to limit this exposure.

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

Government regulation, present and future, exposes the Company to potential sanctions and compliance costs that could adversely affect the Company’s business. The Company’s operations are subject to extensive regulation by the U.S. Department of Homeland Security, the U.S. Department of Agriculture, the U.S. Food and Drug Administration, federal and state taxing authorities and other federal, state, and local authorities which oversee workforce immigration, taxation, animal welfare, food safety, and the processing, packaging, storage, distribution, advertising, and labeling of the Company’s products. The Company’s manufacturing facilities and products are subject to ongoing inspection by federal, state and local authorities. Claims or enforcement proceedings could be brought against the Company in the future. The availability of government inspectors due to a government furlough could also cause disruption to the Company’s manufacturing facilities. Additionally, the Company is subject to new or modified laws, regulations, and accounting standards. The Company’s failure or inability to comply with such requirements could subject the Company to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions. There is current uncertainty around a recent federal district court ruling which could reduce harvest capacity or increase labor costs.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Thirteen Weeks Ended April 25, 2021

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs[1]
January 25, 2021- February 28, 2021	18,001	$45.33	18,001	4,239,594
March 1, 2021 - March 28, 2021	—	—	—	4,239,594
March 29, 2021 - April 25, 2021	—	—	—	4,239,594
Total	18,001	$45.33	18,001
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

Item 6.  EXHIBITS

10.1
U.S. $750,000,000 Credit Agreement, dated as of May 6, 2021, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and the lenders identified on the signature pages thereof (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 6, 2021, File No. 001- 02402.)

10.2
U.S. $300,000,000 Term Loan Agreement, dated as of May 6, 2021, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the lender identified on the signature pages thereof (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 6, 2021, File No. 001- 02402.)

10.3
Underwriting Agreement dated May 25, 2021, among the Company and BofA Securities, Inc., J.P. Morgan Securities LLC, U.S. Bancorp Investments, Inc. and Wells Fargo Securities, LLC, as representatives of the several underwriters listed in Schedule 1 thereto. (Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on May 26, 2021, File No. 001- 02402.)

31.1	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended April 25, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Investment, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended April 25, 2021, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORMEL FOODS CORPORATION
(Registrant)

Date: June 1, 2021	By	/s/ JAMES N. SHEEHAN
JAMES N. SHEEHAN
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: June 1, 2021	By	/s/ JANA L. HAYNES
JANA L. HAYNES
Vice President and Controller
(Principal Accounting Officer)