Form 10-Q
period 2021-07-25
HORMEL FOODS CORP /DE/
filed 2021-09-03
CIK 48465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 25, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 29, 2021
Common Stock	$.01465	par value	542,556,859
Common Stock Non-Voting	$.01	par value	0

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
In thousands, except share and per share amounts

	July 25, 2021	October 25, 2020
	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$291,363	$1,714,309
Short-term Marketable Securities	18,372	17,338
Accounts Receivable (Net of Allowance for Doubtful Accounts of $3,906 at July 25, 2021, and $4,012 at October 25, 2020)	896,008	702,419
Inventories	1,426,738	1,072,762
Income Taxes Receivable	16,408	41,449
Prepaid Expenses	26,250	18,349
Other Current Assets	13,534	12,438
Total Current Assets	2,688,672	3,579,063

Goodwill	4,907,073	2,612,727

Other Intangibles	1,863,713	1,076,285

Pension Assets	203,093	183,232

Investments In and Receivables From Affiliates	304,417	308,372

Other Assets	298,071	250,382

Property, Plant and Equipment
Land	72,085	62,543
Buildings	1,331,987	1,250,529
Equipment	2,382,940	2,084,930
Construction in Progress	263,632	369,453
Less: Allowance for Depreciation	(1,983,503)	(1,869,233)
Net Property, Plant and Equipment	2,067,141	1,898,222

Total Assets	$12,332,182	$9,908,282

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
In thousands, except share and per share amounts

	July 25, 2021	October 25, 2020
	(Unaudited)
Liabilities and Shareholders' Investment
Current Liabilities
Accounts Payable	$654,162	$644,609
Accrued Expenses	51,108	59,136
Accrued Workers Compensation	29,278	25,070
Accrued Marketing Expenses	133,925	108,502
Employee Related Expenses	216,065	252,845
Taxes Payable	17,453	22,480
Interest and Dividends Payable	140,469	132,632
Current Maturities of Long-term Debt	8,732	258,691
Total Current Liabilities	1,251,191	1,503,965

Long-term Debt - Less Current Maturities	3,316,262	1,044,936

Pension and Post-retirement Benefits	559,958	552,878

Other Long-term Liabilities	174,473	157,399

Deferred Income Taxes	236,566	218,779

Shareholders' Investment
Preferred Stock, Par Value $0.01 a Share–	—	—
Authorized 160,000,000 Shares; Issued–None
Common Stock, Non-voting, Par Value $0.01 a Share–	—	—
Authorized 400,000,000 Shares; Issued–None
Common Stock, Par Value $0.01465 a Share–	7,948	7,909
Authorized 1,600,000,000 Shares;
Shares Issued as of July 25, 2021: 542,536,431
Shares Issued as of October 25, 2020: 539,887,092
Additional Paid-in Capital	354,162	289,554
Accumulated Other Comprehensive Loss	(317,528)	(395,250)
Retained Earnings	6,743,701	6,523,335
Hormel Foods Corporation Shareholders' Investment	6,788,284	6,425,548
Noncontrolling Interest	5,448	4,778
Total Shareholders' Investment	6,793,732	6,430,326

Total Liabilities and Shareholders' Investment	$12,332,182	$9,908,282

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except per share amounts
Unaudited

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	July 25, 2021	July 26, 2020	July 25, 2021	July 26, 2020
Net Sales	$2,863,670	$2,381,457	$7,931,438	$7,188,357
Cost of Products Sold	2,440,322	1,959,032	6,581,613	5,820,158
Gross Profit	423,348	422,426	1,349,825	1,368,198

Selling, General and Administrative	226,284	181,085	622,630	570,518
Equity in Earnings of Affiliates	10,420	8,235	37,722	25,843

Operating Income	207,484	249,576	764,917	823,523

Other Income and Expense:
Interest and Investment Income (Expense)	8,457	15,513	36,740	25,289
Interest Expense	(11,703)	(5,724)	(27,718)	(12,798)

Earnings Before Income Taxes	204,238	259,364	773,940	836,014

Provision for Income Taxes	27,164	56,103	146,549	162,186

Net Earnings	177,074	203,260	627,390	673,828
Less: Net Earnings (Loss) Attributable to Noncontrolling Interest	157	141	290	103
Net Earnings Attributable to Hormel Foods Corporation	$176,917	$203,119	$627,101	$673,726

Net Earnings Per Share
Basic	$0.33	$0.38	$1.16	$1.25
Diluted	$0.32	$0.37	$1.15	$1.23

Weighted-average Shares Outstanding
Basic	541,746	539,108	540,618	537,434
Diluted	548,072	547,149	547,684	546,112

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
In thousands
Unaudited

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	July 25, 2021	July 26, 2020	July 25, 2021	July 26, 2020
Net Earnings	$177,074	$203,260	$627,390	$673,828
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	12,626	(836)	23,489	(19,105)
Pension and Other Benefits	4,199	3,526	12,598	10,619
Deferred Hedging	(8,612)	13,376	42,016	(23,830)
Total Other Comprehensive Income (Loss)	8,213	16,066	78,103	(32,316)
Comprehensive Income	185,287	219,326	705,493	641,513
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	270	181	671	169
Comprehensive Income Attributable to Hormel Foods Corporation	$185,017	$219,145	$704,822	$641,344

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT
In thousands, except per share amounts
Unaudited

	Thirteen Weeks Ended July 26, 2020
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
	Shares	Amount	Shares	Amount
Balance at April 26, 2020	538,949	$7,896	—	$—	$265,128	$6,336,946	$(447,908)	$4,140	$6,166,202
Net Earnings						203,119		141	203,260
Other Comprehensive Income (Loss)							16,026	40	16,066
Contribution from Noncontrolling Interest									—
Purchases of Common Stock									—
Stock-based Compensation Expense					3,724				3,724
Exercise of Stock Options/Restricted Shares	438	6			7,740				7,746
Shares Retired									—
Declared Cash Dividends – $0.2325 per Share						(125,253)			(125,253)
Balance at July 26, 2020	539,387	$7,902	—	$—	$276,592	$6,414,813	$(431,882)	$4,322	$6,271,747

	Thirteen Weeks Ended July 25, 2021
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
	Shares	Amount	Shares	Amount
Balance at April 25, 2021	540,411	$7,917	—	$—	$319,048	$6,699,336	$(325,629)	$5,178	$6,705,851
Net Earnings						176,917		157	177,074
Other Comprehensive Income (Loss)							8,100	113	8,213
Purchases of Common Stock
Stock-based Compensation Expense					4,479				4,479
Exercise of Stock Options/Restricted Shares	2,125	31			30,635				30,666
Shares Retired									—
Declared Cash Dividends – $0.2450 per Share						(132,551)			(132,551)
Balance at July 25, 2021	542,536	$7,948	—	$—	$354,162	$6,743,701	$(317,528)	$5,448	$6,793,732

	Thirty-Nine Weeks Ended July 26, 2020
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
	Shares	Amount	Shares	Amount
Balance at October 27, 2019	534,489	$7,830	—	$—	$184,921	$6,128,207	$(399,500)	$4,077	$5,925,535
Net Earnings						673,726		103	673,828
Other Comprehensive Income (Loss)							(32,382)	66	(32,316)
Contribution from Noncontrolling Interest								76	76
Purchases of Common Stock			(302)	(12,360)					(12,360)
Stock-based Compensation Expense		1			19,188				19,189
Exercise of Stock Options/Restricted Shares	5,200	75			72,632				72,707
Shares Retired	(302)	(4)	302	12,360	(149)	(12,207)			—
Declared Cash Dividends – $0.6975 per Share						(374,913)			(374,913)
Balance at July 26, 2020	539,387	$7,902	—	$—	$276,592	$6,414,813	$(431,882)	$4,322	$6,271,747

	Thirty-Nine Weeks Ended July 25, 2021
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
	Shares	Amount	Shares	Amount
Balance at October 25, 2020	539,887	$7,909	—	$—	$289,554	$6,523,335	$(395,250)	$4,778	$6,430,326
Net Earnings						627,101		290	627,390
Other Comprehensive Income (Loss)							77,722	381	78,103
Purchases of Common Stock			(217)	(9,653)					(9,653)
Stock-based Compensation Expense	38	1			20,313				20,313
Exercise of Stock Options/Restricted Shares	2,828	41			44,416				44,457
Shares Retired	(217)	(3)	217	9,653	(120)	(9,530)			—
Declared Cash Dividends – $0.7350 per Share						(397,204)			(397,204)
Balance at July 25, 2021	542,536	$7,948	—	$—	$354,162	$6,743,701	$(317,528)	$5,448	$6,793,732

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands
Unaudited

	Thirty-Nine Weeks Ended
	July 25, 2021	July 26, 2020
Operating Activities
Net Earnings	$627,390	$673,828
Adjustments to Reconcile to Net Cash Provided by Operating Activities:
Depreciation	130,636	122,694
Amortization	31,854	27,080
Equity in Earnings of Affiliates	(37,722)	(25,843)
Distributions Received from Equity Method Investees	33,749	27,499
Provision for Deferred Income Taxes	2,375	(1,890)
Loss (Gain) on Property/Equipment Sales and Plant Facilities	1,596	631
Non-cash Investment Activities	(21,802)	(10,965)
Stock-based Compensation Expense	20,313	19,189
Changes in Operating Assets and Liabilities, Net of Acquisitions:
Decrease (Increase) in Accounts Receivable	(191,783)	(66,053)
Decrease (Increase) in Inventories	(202,217)	87,030
Decrease (Increase) in Prepaid Expenses and Other Current Assets	47,553	(25,279)
Increase (Decrease) in Pension and Post-retirement Benefits	3,629	5,003
Increase (Decrease) in Accounts Payable and Accrued Expenses	(30,187)	(10,562)
Increase (Decrease) in Net Income Taxes Payable	22,403	55,723
Net Cash Provided by (Used in) Operating Activities	437,786	878,086

Investing Activities
Net (Purchase) Sale of Securities	(1,304)	(2,642)
Acquisitions of Businesses/Intangibles	(3,396,246)	(270,789)
Purchases of Property and Equipment	(139,361)	(226,830)
Proceeds from Sales of Property and Equipment	1,910	1,466
Decrease (Increase) in Investments, Equity in Affiliates, and Other Assets	668	(8,424)
Proceeds from Company-owned Life Insurance	4,015	1,180
Net Cash Provided by (Used in) Investing Activities	(3,530,320)	(506,040)

Financing Activities
Proceeds from Long-term Debt	2,276,292	992,381
Repayments of Long-term Debt and Finance Leases	(256,535)	(6,221)
Dividends Paid on Common Stock	(390,206)	(362,003)
Share Repurchase	(9,653)	(12,360)
Proceeds from Exercise of Stock Options	44,007	72,118
Proceeds from Noncontrolling Interest	—	77
Net Cash Provided by (Used in) Financing Activities	1,663,905	683,992

Effect of Exchange Rate Changes on Cash	5,683	428
Increase (Decrease) in Cash and Cash Equivalents	(1,422,946)	1,056,466
Cash and Cash Equivalents at Beginning of Year	1,714,309	672,901
Cash and Cash Equivalents at End of Quarter	$291,363	$1,729,368

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance requires entities to disclose the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Amendments in this guidance also require disclosure of transfers into and out of Level 3 of the fair value hierarchy, purchases and issues of Level 3 assets and liabilities, and clarify that the measurement uncertainty disclosure is as of the reporting date. The guidance removes requirements to disclose the amounts and reasons for transfers between Level 1 and Level 2, policy for timing between of transfers between levels, and the valuation processes for Level 3 fair value measurements. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted the provisions of this new accounting standard at the beginning of fiscal 2021 and adoption did not have a material impact on its consolidated financial statements.

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

New Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740). The updated guidance simplifies the accounting for income taxes by removing certain exceptions in Topic 740 and clarifying and amending existing guidance. The amendments are effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company will adopt the provisions of this new accounting standard at the beginning of fiscal 2022 and does not expect adoption to have a material impact on its consolidated financial statements.

Recently issued accounting standards or pronouncements not disclosed have been excluded as they are not relevant to the Company.

NOTE B - ACQUISITIONS AND DIVESTITURES

Acquisitions: On June 7, 2021, the Company acquired the Planters® snack nuts business from The Kraft Heinz Company. The acquisition includes the Planters®, NUT-rition®, Planters® Cheez Balls and Corn Nuts® brands. The preliminary purchase price is $3.4 billion, pending final purchase accounting and working capital adjustments. The transaction was funded with the Company’s cash on hand and from the issuance of long-term debt. See Note J - Long-term Debt and Other Borrowing Arrangements for additional details.

Planters® is an iconic snack brand and this acquisition significantly expands the Company's presence, and should broaden the scope for future acquisitions, in the growing snacking space. Operating results for this acquisition have been included in the Company's Consolidated Statements of Operations from the date of acquisition and reflected primarily in the Grocery Products segment. The acquisition contributed $141.3 million of net sales since the date of acquisition. As the acquisition has been integrated within the Company's existing operations, post-acquisition net income is not discernible. Acquisition-related costs were $27.5 million and $30.3 million for the thirteen and thirty-nine weeks ended July 25, 2021, respectively, which are reflected in the Consolidated Statements of Operations as Selling, General and Administrative. Additional one-time adjustments related the preliminary revaluation of acquired inventory of $12.9 million were recognized in the Consolidated Statements of Operations as Cost of Products Sold for the thirteen and thirty-nine weeks ended July 25, 2021. The combined impact of these one-time acquisition costs and accounting adjustments were $40.4 million and $43.2 million for the thirteen and thirty-nine weeks ended July 25, 2021.

The acquisition was accounted for as a business combination using the acquisition method. The Company has estimated the acquisition date fair values of the assets acquired using independent appraisals. Preliminary allocations of the purchase price to acquired assets, including goodwill and intangibles assets, is presented in the table below. The Company expects to finalize purchase allocations as soon as practicable, but no later than one year from the acquisition date.

(in thousands)	Preliminary Purchase Allocation
Inventory	$149,224
Property, Plant and Equipment	162,091
Goodwill	2,286,932
Other Intangibles	798,000
Purchase Price	$3,396,246

Goodwill is calculated as the excess of the purchase price over the fair values of the net assets acquired and is expected to be deductible for tax purposes. The goodwill recorded as part of the acquisition primarily reflects the value of the potential to expand the Company's presence in the growing snacking space and serve as a platform for innovation.

The following unaudited pro forma financial information presents the combined results of operations as if the acquisition of the Planters® snack nuts business had occurred on October 27, 2019. These unaudited pro forma results do not necessarily reflect the actual results of operations that would have been achieved had the acquisition occurred on that date, nor are they necessarily indicative of future results of operations.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	July 25, 2021	July 26, 2020	July 25, 2021	July 26, 2020
Pro Forma Net Sales	$2,981,630	$2,635,561	$8,606,935	$7,983,636
Pro Forma Net Earnings Attributable to Hormel Foods Corporation	215,983	211,135	704,143	664,304

The pro forma results include charges for depreciation and amortization of acquired assets and interest expense on debt issued to finance the acquisition, as well as the related income taxes. The pro forma results for the thirty-nine weeks ended July 26, 2020 also include nonrecurring adjustments relating to the recognition of transaction costs incurred and revaluation of inventory acquired, along with the related income tax effects, which in the aggregate reduce pro forma net earnings by $41.1 million. The pro forma results for the thirteen and thirty-nine weeks ended July 25, 2021 include an adjustment to add back the transaction costs incurred and revaluation of inventory acquired in those periods, along with the related income tax effects, since those costs are reflected in the preceding fiscal year on a pro forma basis.

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

NOTE C - GOODWILL AND INTANGIBLE ASSETS

Goodwill: The changes in the carrying amounts of goodwill for the thirteen and thirty-nine weeks ended July 25, 2021, are:

(in thousands)	Grocery Products	Refrigerated Foods	Jennie-O Turkey Store	International & Other	Total
Balance at April 25, 2021	$632,301	$1,607,005	$176,628	$198,102	$2,614,036
Goodwill Acquired(1)	1,878,660	353,135	—	55,137	2,286,932
Foreign Currency Translation	—	—	—	6,105	6,105
Balance at July 25, 2021	$2,510,961	$1,960,140	$176,628	$259,344	$4,907,073
(in thousands)	Grocery Products	Refrigerated Foods	Jennie-O Turkey Store	International & Other	Total
Balance at October 25, 2020	$632,301	$1,607,005	$176,628	$196,793	$2,612,727
Goodwill Acquired(1)	1,878,660	353,135	—	55,137	2,286,932
Foreign Currency Translation	—	—	—	7,415	7,415
Balance at July 25, 2021	$2,510,961	$1,960,140	$176,628	$259,344	$4,907,073

(1) Represents preliminary allocation of goodwill to reportable segments. See additional details regarding the acquisition in Note B - Acquisitions and Divestitures.
Intangible Assets: The carrying amounts for indefinite-lived intangible assets are:

(in thousands)	July 25, 2021	October 25, 2020
Brands/Tradenames/Trademarks	$1,700,190	$953,190
Other Intangibles	184	184
Foreign Currency Translation	(5,766)	(6,923)
Total	$1,694,609	$946,452
The increase in Brands/Tradenames/Trademarks represents the estimated fair value of indefinite-lived assets acquired as part of the acquisition of the Planters® snack nuts business and is preliminary pending final purchase accounting adjustments. See Note B - Acquisitions and Divestitures.

The gross carrying amount and accumulated amortization for definite-lived intangible assets are:

	July 25, 2021			October 25, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Weighted Ave Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Weighted Ave Life (In Years)
Customer Lists/Relationships	$168,239	$(53,409)	12.7	$117,239	$(45,996)	12.2
Other Intangibles	60,241	(7,211)	13.8	60,631	(4,298)	13.8
Tradenames/Trademarks	10,536	(5,125)	4.9	10,536	(3,518)	4.9
Foreign Currency Translation	—	(4,165)	—	—	(4,760)	—
Total	$239,016	$(69,910)	12.7	$188,406	$(58,572)	12.3

The increase in Customer Lists/Relationships represents the estimated fair value of definite-lived assets acquired as part of the acquisition of the Planters® snack nuts business and is preliminary pending final purchase accounting adjustments. See Note B - Acquisitions and Divestitures.

Amortization expense was $4.4 million and $12.3 million for the thirteen and thirty-nine weeks ended July 25, 2021, respectively, compared to $4.1 million and $10.3 million for the thirteen and thirty-nine weeks ended July 26, 2020.

Estimated annual amortization expense for the five fiscal years after October 25, 2020, is as follows:

(in thousands)
2021	$17,948
2022	19,680
2023	18,775
2024	16,691
2025	15,075

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

Investments In and Receivables From Affiliates consist of:

(in thousands)	Segment	% Owned	July 25, 2021	October 25, 2020
MegaMex Foods, LLC	Grocery Products	50%	$209,613	$220,907
Other Joint Ventures	International & Other	Various (20-40%)	94,805	87,466
Total			$304,417	$308,372

Equity in Earnings of Affiliates consists of:

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	Segment	July 25, 2021	July 26, 2020	July 25, 2021	July 26, 2020
MegaMex Foods, LLC	Grocery Products	$7,529	$5,799	$29,625	$22,939
Other Joint Ventures	International & Other	2,891	2,435	8,097	2,904
Total		$10,420	$8,235	$37,722	$25,843

For the thirteen and thirty-nine weeks ended July 25, 2021, $11.2 million and $33.7 million of dividends were received from affiliates, compared to $7.5 million and $27.5 million of dividends received for the thirteen and thirty-nine weeks ended July 26, 2020.

The Company recognized a basis difference of $21.3 million associated with the formation of MegaMex Foods, LLC, of which $11.2 million is remaining as of July 25, 2021. This difference is being amortized through Equity in Earnings of Affiliates.

NOTE E - INVENTORIES

Principal components of inventories are:

(in thousands)	July 25, 2021	October 25, 2020
Finished Products	$766,817	$546,070
Raw Materials and Work-in-Process	414,039	318,975
Operating Supplies	161,239	136,547
Maintenance Materials and Parts	84,642	71,170
Total	$1,426,738	$1,072,762

NOTE F - DERIVATIVES AND HEDGING

The Company uses hedging programs to manage price risk associated with commodity purchases and interest rates. These programs utilize futures and options contracts to manage the Company’s exposure to price fluctuations in the markets. The Company has determined its designated hedging programs to be highly effective in offsetting the changes in fair value or cash flows generated by the items hedged. Effectiveness testing is performed on a quarterly basis to ascertain a high level of effectiveness for cash flow and fair value hedging programs.

Cash Flow Commodity Hedges:  The Company designates corn and lean hog futures and options used to offset price fluctuations in the Company’s future direct grain and hog purchases as cash flow hedges. Effective gains or losses related to these cash flow hedges are reported in Accumulated Other Comprehensive Loss (AOCL) and reclassified into earnings, through Cost of Products Sold, in the period or periods in which the hedged transactions affect earnings. The Company typically does not hedge its grain exposure beyond the next two upcoming fiscal years and its hog exposure beyond the next fiscal year. Due to extreme market volatility, the Company took strategic hedges to cover a significant portion of its expected grain purchases through fiscal 2022.

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

Cash Flow Interest Rate Hedges: In the second quarter of fiscal 2021, the Company designated two separate interest rate locks as cash flow hedges to manage interest rate risk associated with the anticipated debt transactions required to fund the acquisition of the Planters® snack nuts business. The total notional amount of the Company's locks was $1,250 million. In the third quarter of fiscal 2021, the associated unsecured senior notes were issued with a tenor of seven and thirty years and both locks were lifted (See Note J - Long-term Debt and Other Borrowing Arrangements). Mark-to-market gains and losses on these instruments were deferred as a component of AOCL until lifted. The resulting gain in AOCL is reclassified to Interest Expense in the period when the hedged transactions affect earnings.

Other Derivatives:  The Company holds certain futures and options contract positions as part of a merchandising program and to manage the Company’s exposure to fluctuations in commodity markets. The Company has not applied hedge accounting to these positions. Activity related to derivatives not designated as hedges is immaterial to the consolidated financial statements.

Volume: The Company's outstanding commodity futures and options contracts related to its hedging programs include:

Volume
Commodity Contracts	July 25, 2021	October 25, 2020
Corn	43.5 million bushels	26.0 million bushels
Lean Hogs	115.9 million pounds	153.7 million pounds

Fair Value of Derivatives:  The fair values of the Company’s derivative instruments are:

		Gross Fair Value
(in thousands)	Location on Consolidated Statements of Financial Position	July 25, 2021	October 25, 2020
Derivatives Designated as Hedges:
Commodity Contracts(1)	Other Current Assets	$24,824	$(1,330)
(1) Amounts represent the gross fair value of commodity derivative assets and liabilities. The Company nets the commodity derivative assets and liabilities for each of its hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the commodity derivative contract. The amount or timing of cash collateral balances may impact the classification of the commodity derivative in the Consolidated Statements of Financial Position. The gross asset position as of July 25, 2021 is offset by the obligation to return net cash collateral of $17.1 million contained within the master netting arrangement. The gross liability position as of October 25, 2020 is offset by the right to reclaim net cash collateral of $12.3 million. See Note I - Fair Value Measurements for a discussion of these net amounts as reported in the Consolidated Statements of Financial Position.

Fair Value Hedge - Assets (Liabilities): The carrying amounts of the Company's fair value hedge assets (liabilities) are:

Location on Consolidated Statements of Financial Position	Carrying Amount of the Hedged Assets/(Liabilities)
(in thousands)	July 25, 2021	October 25, 2020
Accounts Payable(1)	$5,400	$4,269
(1)  Amounts represent the carrying amount of fair value hedged assets and liabilities which are offset by other assets included in master netting arrangements described above.

Accumulated Other Comprehensive Loss Impact: As of July 25, 2021, the Company included in Accumulated Other Comprehensive Loss hedging gains (before tax) of $43.4 million on commodity contracts and $14.7 million related to interest rate settled positions. The Company expects to recognize the majority of the gains on commodity contracts over the next twelve months. Gains on interest rate contracts offset the hedged interest payments over the tenor of the debt instruments.

The effect of Accumulated Other Comprehensive Loss for gains or losses (before tax) related to the Company's derivative instruments is as follows:

	Gain/(Loss) Recognized in AOCL (1)		Location on Consolidated Statements of Operations	Gain/(Loss) Reclassified from AOCL into Earnings (1)
	Thirteen Weeks Ended			Thirteen Weeks Ended
(in thousands)	July 25, 2021	July 26, 2020		July 25, 2021	July 26, 2020
Cash Flow Hedges:
Commodity Contracts	$5,467	$(943)	Cost of Products Sold	$14,261	$(18,645)
Excluded Component (2)	1,261	—		—	—
Interest Rate Contracts	(3,675)	—	Interest Expense	152	—

	Gain/(Loss) Recognized in AOCL (1)		Location on Consolidated Statements of Operations	Gain/(Loss) Reclassified from AOCL into Earnings (1)
	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
(in thousands)	July 25, 2021	July 26, 2020		July 25, 2021	July 26, 2020
Cash Flow Hedges:
Commodity Contracts	$58,129	$(57,514)	Cost of Products Sold	$18,723	$(25,997)
Excluded Component (2)	1,261	—		—	—
Interest Rate Contracts	14,864	—	Interest Expense	152	—

(1) See Note H - Accumulated Other Comprehensive Loss for the after-tax impact of these gains or losses on Net Earnings.
(2) Represents the time value amount of corn options excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in AOCL.

Consolidated Statements of Operations Impact: The effect on the Consolidated Statements of Operations for gains or losses (before tax) related to the Company's derivative instruments is as follows:

	Consolidated Statements of Operations Impact
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	July 25, 2021	July 26, 2020	July 25, 2021	July 26, 2020
Net Earnings Attributable to Hormel Foods Corporation	$176,917	$203,119	$627,101	$673,726

Cash Flow Hedges - Commodity Contracts
Gain (Loss) Reclassified from AOCL	14,261	(18,645)	18,723	(25,997)
Amortization of Excluded Component from Options	(1,543)	—	(1,543)	—

Fair Value Hedges - Commodity Contracts
Gain (Loss) on Commodity Futures (1)	(11,739)	4,341	(26,010)	13,487

Total Gain (Loss) on Commodity Contracts (2)	$979	$(14,304)	$(8,830)	$(12,510)

Cash Flow Hedges - Interest Rate Locks
Amortization of Gain on Interest Rate Locks	152	—	152	—

Total Gain on Interest Rate Locks (3)	$152	$—	$152	$—

Total Gain (Loss) Recognized in Earnings	$1,131	$(14,304)	$(8,678)	$(12,510)

(1)     Amounts represent gains or losses on commodity contracts designated as fair value hedges that were closed during the thirteen and thirty-nine weeks ended July 25, 2021, and July 26, 2020, which were offset by a corresponding gain or loss on the underlying hedged purchase commitment. Additional gains or losses related to changes in the fair value of open commodity contracts, along with the offsetting gain or loss on the hedged purchase commitment, are also marked-to-market through earnings with no impact on a net basis.
(2)    Total Gain (Loss) on Commodity Contracts is recognized in earnings through Cost of Products Sold.
(3)    Total Gain (Loss) on Interest Rate Locks is recognized in earnings through Interest Expense.

NOTE G - PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic benefit cost for pension and other post-retirement benefit plans consists of:

	Pension Benefits
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	July 25, 2021	July 26, 2020	July 25, 2021	July 26, 2020
Service Cost	$9,107	$8,896	$27,321	$26,688
Interest Cost	12,362	13,411	37,086	40,232
Expected Return on Plan Assets	(25,189)	(25,321)	(75,567)	(75,963)
Amortization of Prior Service Cost	(367)	(542)	(1,101)	(1,626)
Recognized Actuarial Loss	5,578	5,595	16,735	16,787
Net Periodic Cost	$1,491	$2,039	$4,474	$6,118

	Post-retirement Benefits
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	July 25, 2021	July 26, 2020	July 25, 2021	July 26, 2020
Service Cost	$131	$192	$392	$579
Interest Cost	1,948	2,322	5,844	7,111
Amortization of Prior Service Cost	(164)	(662)	(492)	(1,988)
Recognized Actuarial Loss	495	261	1,486	784
Net Periodic Cost	$2,410	$2,113	$7,230	$6,486

Non-service cost components of net pension and postretirement benefit cost are presented within Interest and Investment Income on the Consolidated Statements of Operations.

NOTE H - ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of Accumulated Other Comprehensive Loss are:

(in thousands)	Foreign Currency Translation	Pension & Other Benefits		Derivatives & Hedging		Accumulated Other Comprehensive Loss
Balance at April 25, 2021	$(53,565)	$(324,780)		$52,717		$(325,629)
Unrecognized Gains (Losses)
Gross	12,513	—		3,054		15,567
Tax Effect	—	—		(738)		(738)
Reclassification into Net Earnings
Gross	—	5,542	(1)	(14,413)	(2)	(8,871)
Tax Effect	—	(1,343)		3,485		2,142
Net of Tax Amount	12,513	4,199		(8,612)		8,100
Balance at July 25, 2021	$(41,053)	$(320,580)		$44,105		$(317,528)

Balance at October 25, 2020	$(64,161)	$(333,178)		$2,089		$(395,250)
Unrecognized Gains (Losses)
Gross	23,108	—		74,254		97,362
Tax Effect	—	—		(17,928)		(17,928)
Reclassification into Net Earnings
Gross	—	16,628	(1)	(18,875)	(2)	(2,247)
Tax Effect	—	(4,030)		4,565		535
Net of Tax Amount	23,108	12,598		42,016		77,722
Balance at July 25, 2021	$(41,053)	$(320,580)		$44,105		$(317,528)

(1)    Included in the computation of net periodic cost. See Note G - Pension and Other Post-Retirement Benefits for additional details.
(2)    Included in Cost of Products Sold and Interest Expense in the Consolidated Statements of Operations. See Note F - Derivatives and Hedging for additional details.

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis as of July 25, 2021, and October 25, 2020, and their level within the fair value hierarchy, are:

	Fair Value Measurements at July 25, 2021
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Cash and Cash Equivalents (1)	$291,363	$286,153	$5,210	$—
Short-term Marketable Securities (2)	18,372	6,722	11,650	—
Other Trading Securities (3)	200,339	—	200,339	—
Commodity Derivatives (4)	11,821	7,023	4,798	—
Total Assets at Fair Value	$521,895	$299,898	$221,997	$—
Liabilities at Fair Value
Deferred Compensation (3)	$69,365	$—	$69,365	$—
Total Liabilities at Fair Value	$69,365	$—	$69,365	$—

	Fair Value Measurements at October 25, 2020
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Cash and Cash Equivalents (1)	$1,714,309	$1,713,098	$1,211	$—
Short-term Marketable Securities (2)	17,338	5,728	11,610	—
Other Trading Securities (3)	173,114	—	173,114	—
Commodity Derivatives (4)	10,950	10,950	—	—
Total Assets at Fair Value	$1,915,711	$1,729,776	$185,935	$—
Liabilities at Fair Value
Deferred Compensation (3)	$65,154	$—	$65,154	$—
Total Liabilities at Fair Value	$65,154	$—	$65,154	$—

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
Under the deferred compensation plans, participants can defer certain types of compensation and elect to receive a return on the deferred amounts based on the changes in fair value of various investment options. These funds are managed by a third-party insurance policy, the values of which represent their cash surrender value based on the fair value of the underlying investments in the account and include equity securities, money market accounts, bond funds or other portfolios for which there is an active quoted market. Therefore, these policies are classified as Level 2. The Company also offers a fixed rate investment option to participants. The rate earned on these investments is adjusted annually based on a specified percentage of the I.R.S. applicable federal rates. These balances are also classified as Level 2. The funds held in the rabbi trust are included in Other Assets on the Consolidated Statements of Financial Position. The related deferred compensation liabilities are included in Other Long-term Liabilities on the Consolidated Statements of Financial Position with investment options generally mirroring those funds held by the rabbi trust. Therefore, the investments are classified as Level 2. Securities held by the trust are classified as trading securities. Unrealized gains and losses associated with these investments are included in the Company's earnings. During the thirteen and thirty-nine weeks ended July 25, 2021, securities held by the trust generated gains of $1.5 million and $18.6 million, respectively, compared to losses of $9.3 million and $2.6 million for the thirteen and thirty-nine weeks ended July 26, 2020, respectively.
(4)    The Company’s commodity derivatives represent futures contracts and options used in its hedging or other programs to offset price fluctuations associated with purchases of corn and hogs, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers. The Company’s futures contracts for corn are traded on the Chicago Board of Trade, while futures contracts for lean hogs are traded on the Chicago Mercantile Exchange. These are active markets with quoted prices available, and these contracts are classified as Level 1. Over-the-counter (OTC) derivative instruments are valued using discounted cash flow models, observable and non-observable market inputs, and other mathematical pricing models. The Company’s corn futures option contracts are OTC instruments classified as Level 2 whose value is calculated using the Black-Scholes pricing model, corn future prices quoted from the Chicago Board of Trade, and other adjustments to inputs that are observable in active markets. All derivatives are reviewed for potential credit risk and risk of nonperformance. The net balance for each program is included in Other Current Assets or Accounts Payable, as appropriate, in the Consolidated Statements of Financial Position. As of July 25, 2021, the Company has recognized the obligation to return net cash collateral of $17.1 million from various counterparties (including $29.4 million of realized gains offset by cash owed of $46.5 million). As of October 25, 2020, the Company had recognized the right to reclaim net cash collateral of $12.3 million from various counterparties (including cash of $25.5 million less $13.2 million of realized loss).

The Company’s financial assets and liabilities include accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value. The Company does not carry its long-term debt at fair value in its Consolidated Statements of Financial Position. The fair value of long-term debt, utilizing discounted cash flows (Level 2), was $3,367.0 million as of July 25, 2021, and $1,238.8 million as of October 25, 2020.

In accordance with the provisions of ASC 820, the Company measures certain nonfinancial assets and liabilities at fair value, which are recognized or disclosed on a nonrecurring basis (e.g. goodwill, intangible assets, and property, plant and equipment). During the thirty-nine weeks ended July 25, 2021, and July 26, 2020, there were no material remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

NOTE J - LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS
Long-term Debt consists of:

(in thousands)	July 25, 2021	October 25, 2020
Senior Unsecured Notes, with Interest at 3.050%, Interest Due Semi-annually through June 2051 Maturity Date	$600,000	$—
Senior Unsecured Notes, with Interest at 1.800%, Interest Due Semi-annually through June 2030 Maturity Date	1,000,000	1,000,000
Senior Unsecured Notes, with Interest at 1.700%, Interest Due Semi-annually through June 2028 Maturity Date	750,000	—
Senior Unsecured Notes, with Interest at 0.650%, Interest Due Semi-annually through June 2024 Maturity Date	950,000	—
Senior Unsecured Notes, with Interest at 4.125%, Interest Due Semi-annually through April 2021 Maturity Date	—	250,000
Unamortized Discount on Senior Notes	(8,668)	(2,630)
Unamortized Debt Issuance Costs	(24,329)	(7,979)
Finance Lease Liabilities	55,071	61,030
Other Financing Arrangements	2,920	3,206
Total	$3,324,994	$1,303,627
Less: Current Maturities of Long-term Debt	8,732	258,691
Long-term Debt - Less Current Maturities	$3,316,262	$1,044,936

Senior Unsecured Notes: The Company repaid its $250.0 million senior unsecured notes upon maturity in April 2021.

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

On June 3, 2021, the Company issued $950.0 million aggregate principal amount of its 0.650% notes due 2024 (the "2024 Notes"), $750.0 million aggregate principal amount of its 1.700% notes due 2028 (the "2028 Notes") and $600.0 million aggregate principal amount of its 3.050% notes due 2051 (the "2051 Notes"). Interest will accrue per annum at the stated rates with interest on the notes being paid semi-annually in arrears on June 3 and December 3 of each year, commencing December 3, 2021. Interest rate risk was hedged utilizing interest rate locks on the 2028 Notes and 2051 Notes. The Company lifted the hedges in conjunction with the issuance of these notes. See Note F - Derivatives and Hedging for additional details. The 2024 Notes may be redeemed in whole or in part one year after their issuance without penalty for early partial payments or full redemption. The 2028 Notes and 2051 Notes may be redeemed in whole or in part at any time at the applicable redemption price. If a change of control triggering event occurs, the Company must offer to purchase the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

Unsecured Revolving Credit Facility: On May 6, 2021, the Company entered into an unsecured revolving credit agreement with Wells Fargo Bank, National Association as administrative agent, swingline lender and issuing lender, U.S. Bank National Association, JPMorgan Chase Bank, N.A. and BofA Securities, Inc. as syndication agents and the lenders party thereto. In connection with entering the revolving credit agreement, the Company terminated its existing credit facility that was entered into on June 24, 2015. The revolving credit agreement provides for an unsecured revolving credit facility with an aggregate principal commitment amount at any time outstanding of up to $750.0 million with an uncommitted increase option of an additional $375.0 million upon the satisfaction of certain conditions. Extensions of credit under the facility may be made in the form of revolving loans, swingline loans and letters of credit. The lending commitments under the agreement are scheduled to expire on May 6, 2026, at which time the Company will be required to pay in full all obligations then outstanding. As of July 25, 2021, and October 25, 2020, the Company had no outstanding draws from these facilities.

Debt Covenants: The Company is required by certain covenants in its debt agreements to maintain specified levels of financial ratios and financial position. As of July 25, 2021, the Company was in compliance with all of these covenants.

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

The Company's effective tax rate for the thirteen and thirty-nine weeks ended July 25, 2021, was 13.3 percent and 18.9 percent compared to 21.6 percent and 19.4 percent for the corresponding periods a year ago. The decrease in the effective tax rate for the thirteen weeks ended July 25, 2021 was primarily driven by an increased volume of stock option exercises and a one-time foreign tax benefit.

The amount of unrecognized tax benefits, including interest and penalties, is recorded in Other Long-term Liabilities. If recognized as of July 25, 2021, and July 26, 2020, $24.5 million and $24.7 million, respectively, would impact the Company’s effective tax rate. The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense. Interest and penalties included in income tax expense was immaterial for the thirteen and thirty-nine weeks ended July 25, 2021, and July 26, 2020. The amount of accrued interest and penalties at July 25, 2021, and July 26, 2020, associated with unrecognized tax benefits was $7.5 million and $6.2 million, respectively.

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

NOTE L - EARNINGS PER SHARE DATA

The reported net earnings attributable to the Company were used when computing basic and diluted earnings per share. The following table sets forth the shares used as the denominator for those computations:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	July 25, 2021	July 26, 2020	July 25, 2021	July 26, 2020
Basic Weighted-Average Shares Outstanding	541,746	539,108	540,618	537,434
Dilutive Potential Common Shares	6,326	8,041	7,066	8,678
Diluted Weighted-Average Shares Outstanding	548,072	547,149	547,684	546,112

Antidilutive Potential Common Shares	2,350	1,626	2,305	2,178

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

Intersegment sales are recorded at prices that approximate cost and are eliminated in the Consolidated Statements of Operations. The Company does not allocate deferred compensation, investment income, interest expense, or interest income to its segments when measuring performance. The Company also retains various other income and expenses at the corporate level. One-time acquisition-related costs and accounting adjustments associated with the purchase of the Planters® snack nuts business were also retained at the corporate level. Equity in Earnings of Affiliates is included in segment profit; however, earnings attributable to the Company’s noncontrolling interests are excluded. These items are included below as Net Unallocated Expense and Noncontrolling Interest when reconciling to Earnings Before Income Taxes.

Sales and segment profit for each of the Company’s reportable segments and reconciliation to Earnings Before Income Taxes are set forth below. The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets. Therefore, the Company does not represent that these segments, if operated independently, would report the profit and other financial information shown below.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	July 25, 2021	July 26, 2020	July 25, 2021	July 26, 2020
Sales to Unaffiliated Customers
Grocery Products	$698,584	$580,798	$1,904,415	$1,804,674
Refrigerated Foods	1,624,641	1,363,092	4,445,099	3,962,219
Jennie-O Turkey Store	350,897	286,805	1,035,397	959,988
International & Other	189,548	150,762	546,528	461,475
Total	$2,863,670	$2,381,457	$7,931,438	$7,188,357

Intersegment Sales
Grocery Products	$—	$—	$—	$13
Refrigerated Foods	7,636	5,092	19,527	16,143
Jennie-O Turkey Store	30,581	25,361	89,715	82,082
International & Other	—	—	—
Total	38,217	30,454	109,242	98,237
Intersegment Elimination	(38,217)	(30,454)	(109,242)	(98,237)
Total	$—	$—	$—	$—

Net Sales
Grocery Products	$698,584	$580,798	$1,904,415	$1,804,687
Refrigerated Foods	1,632,277	1,368,185	4,464,626	3,978,362
Jennie-O Turkey Store	381,478	312,166	1,125,112	1,042,070
International & Other	189,548	150,762	546,528	461,475
Intersegment Elimination	(38,217)	(30,454)	(109,242)	(98,237)
Total	$2,863,670	$2,381,457	$7,931,438	$7,188,357

Segment Profit
Grocery Products	$80,791	$80,169	$270,963	$276,367
Refrigerated Foods	153,216	152,822	467,740	451,596
Jennie-O Turkey Store	5,874	7,069	45,514	72,968
International & Other	27,915	23,620	84,600	66,735
Total Segment Profit	267,796	263,679	868,817	867,666
Net Unallocated Expense	63,715	4,457	95,166	31,754
Noncontrolling Interest	157	141	290	103
Earnings Before Income Taxes	$204,238	$259,364	$773,940	$836,014

Revenue has been disaggregated into the categories below to show how sales channels affect the nature, amount, timing, and uncertainty of revenue and cash flows. The amount of total revenues contributed by sales channel are:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	July 25, 2021	July 26, 2020	July 25, 2021	July 26, 2020
U.S. Retail	$1,520,365	$1,390,075	$4,365,081	$4,072,156
U.S. Foodservice	851,897	588,130	2,162,481	1,864,050
U.S. Deli	266,506	238,076	777,308	721,748
International	224,902	165,177	626,568	530,402
Total	$2,863,670	$2,381,457	$7,931,438	$7,188,357

The improvement demonstrated in U.S. Foodservice in the thirteen and thirty-nine weeks ended July 25, 2021, was driven by recovery of the foodservice industry following restrictions imposed by the COVID-19 pandemic in fiscal 2020.

The Company’s products primarily consist of meat and other food products. The amount of total revenues contributed by classes of similar products are:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	July 25, 2021	July 26, 2020	July 25, 2021	July 26, 2020
Perishable	$1,610,378	$1,365,741	$4,440,347	$4,016,266
Shelf-stable	670,446	511,732	1,761,883	1,581,789
Poultry	500,121	426,345	1,468,957	1,368,386
Miscellaneous	82,726	77,640	260,251	221,915
Total	$2,863,670	$2,381,457	$7,931,438	$7,188,357

Perishable includes fresh meats, frozen items, refrigerated meal solutions, sausages, hams, guacamole, and bacon (excluding Jennie-O Turkey Store products). Shelf-stable includes canned luncheon meats, nut butters, chilies, shelf-stable microwaveable meals, hash, stews, salsas, tortilla chips, snack nuts, and other items that do not require refrigeration. The Poultry category is composed primarily of Jennie-O Turkey Store products. The Miscellaneous category primarily consists of nutritional food products and supplements, dessert and drink mixes, and industrial gelatin products.

The asset values below reflect the preliminary purchase allocations associated with the acquisition of the Planters® snack nuts business.

(in thousands)	July 25, 2021	October 25, 2020
Assets
Grocery Products	$4,590,540	$1,713,883
Refrigerated Foods	4,758,687	4,188,250
Jennie-O Turkey Store	1,087,773	1,111,318
International & Other	797,181	721,729
Corporate	1,098,001	2,173,101
Total	$12,332,182	$9,908,282

Additions to Property, Plant, & Equipment
Grocery Products	$12,468	$34,409
Refrigerated Foods	93,020	249,441
Jennie-O Turkey Store	10,723	42,042
International & Other	6,776	3,737
Corporate	16,375	37,872
Total	$139,361	$367,501

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

The Company is a global manufacturer and marketer of branded food products. It operates in four reportable segments as described in Note M - Segment Reporting in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The Company reported net earnings per diluted share of $0.32 for the third quarter of fiscal 2021, down 14% compared to last year. Significant factors impacting the quarter were:

•Net sales for the third quarter were the highest in the Company's history, with growth from every segment and all four channels. Net sales benefited from the inclusion of the Planters® snack nuts business.
•Segment profit for the quarter increased 2 percent, due primarily from the contribution of the Planters® snack nuts business, strong growth from the Company's foodservice business in Refrigerated Foods, and growth from the International & Other segment. All four business segments absorbed higher input costs due to inflation on raw materials, freight, labor, and supplies.
•Earnings before income taxes for the quarter decreased 21 percent compared to the prior year. One-time acquisition costs and accounting adjustments related to the acquisition of the Planters® snack nuts business were approximately $40 million for the quarter.
•International & Other segment profit increased, driven by higher sales and improved branded and fresh pork export margins.
•Grocery Products segment profit increased due to strong results from the MegaMex joint venture and the contribution from the Planters® snack nuts business. These benefits were offset by higher input costs, and higher manufacturing and logistics costs.
•Refrigerated Foods segment profit was flat, as higher earnings from the foodservice business, numerous pricing actions, and increased commodity profits fully offset significantly higher raw material costs and increased freight expenses.
•Jennie-O Turkey Store segment profit was lower due to the impact of significantly higher feed costs and an increase in freight expenses.
•The Company acquired the Planters® snack nuts business for $3.4 billion in cash during the quarter. The acquisition included the Planters®, NUT-rition®, Planters® Cheez Balls and Corn Nuts® brands. The transaction closed on June 7, 2021.

Response to COVID-19

The Company is committed to making investments necessary to keep its team members safe. In the third quarter of fiscal 2021, the Company absorbed approximately $2 million ($21 million for the first nine months of fiscal 2021) in direct incremental supply chain costs primarily related to enhanced safety measures in its production facilities. The Company estimates most of the incremental supply chain costs are temporary and will eventually decline as the pandemic subsides.

Consolidated Results

Volume, Net Sales, Earnings, and Diluted Earnings per Share

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
(in thousands, except per share amounts)	July 25, 2021	July 26, 2020	% Change	July 25, 2021	July 26, 2020	% Change
Volume (lbs.)	1,180,634	1,165,214	1.3	3,553,288	3,585,273	(0.9)
Organic Volume (1)	1,143,725	1,165,214	(1.8)	3,510,214	3,585,273	(2.1)
Net Sales	$2,863,670	$2,381,457	20.2	$7,931,438	$7,188,357	10.3
Organic Net Sales (1)	2,722,330	2,381,457	14.3	7,755,075	7,188,357	7.9
Earnings Before Income Taxes	204,238	259,364	(21.3)	773,940	836,014	(7.4)
Net Earnings Attributable to Hormel Foods Corporation	176,917	203,119	(12.9)	627,101	673,726	(6.9)
Diluted Earnings per Share	0.32	0.37	(13.5)	1.15	1.23	(6.5)
Adjusted Diluted Earnings Per Share (1)	0.39	0.37	5.4	1.21	1.23	(1.6)

(1) The non-GAAP adjusted financial measurements of organic net sales, organic volume and adjusted diluted earnings per share are presented to provide investors with additional information to facilitate the comparison of past and present operations. Organic net sales and organic volume are defined as net sales and volume, excluding the impact of acquisitions and divestitures. Organic net sales and organic volume exclude the impacts of the acquisition of the Planters® snack nuts business (June 2021) in the Grocery Products, Refrigerated Foods and International & Other segments and the Sadler's Smokehouse acquisition (March 2020) in the Refrigerated Foods segment. Adjusted diluted earnings per share excludes the impact of the acquisition-related expenses and accounting adjustments related to the acquisition of the Planters® snack nuts business. The tax impact was calculated using the effective tax rate for the quarter the expenses and accounting adjustments were incurred.

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

RECONCILIATION OF NON-GAAP MEASURES
In thousands, except per share amounts

ADJUSTED DILUTED EARNINGS PER SHARE (NON-GAAP)

	Thirteen Weeks Ended
	July 25, 2021			July 26, 2020
	Reported GAAP	Acquisition Costs and Adjustments	Non-GAAP	Reported GAAP	Non-GAAP % Change
Net Sales	$2,863,670	$—	$2,863,670	$2,381,457	20.2
Cost of Products Sold	2,440,322	(12,900)	2,427,422	1,959,032	23.9
Gross Profit	423,348	12,900	436,248	422,426	3.3
Selling, General and Administrative	226,284	(27,462)	198,822	181,085	9.8
Equity in Earnings of Affiliates	10,420	—	10,420	8,235	26.5
Operating Income	207,484	40,362	247,846	249,576	(0.7)
Interest and Investment Income (Expense)	8,457	—	8,457	15,513	(45.5)
Interest Expense	(11,703)	—	(11,703)	(5,724)	104.5
Earnings Before Income Taxes	204,238	40,362	244,600	259,364	(5.7)
Provision for Income Taxes	27,164	5,368	32,532	56,103	(42.0)
Net Earnings	177,074	34,994	212,068	203,260	4.3
Less: Net Earnings Attributable to Noncontrolling Interest	157	—	157	141	11.3
Net Earnings Attributable to Hormel Foods Corporation	$176,917	$34,994	$211,911	$203,119	4.3

Diluted Net Earnings Per Share	$0.32	$0.06	$0.39	$0.37	5.4

	Thirty-Nine Weeks Ended
	July 25, 2021			July 26, 2020
	Reported GAAP	Acquisition Costs and Adjustments	Non-GAAP	Reported GAAP	Non-GAAP % Change
Net Sales	$7,931,438	$—	$7,931,438	$7,188,357	10.3
Cost of Products Sold	6,581,613	(12,900)	6,568,713	5,820,158	12.9
Gross Profit	1,349,825	12,900	1,362,725	1,368,198	(0.4)
Selling, General and Administrative	622,630	(30,303)	592,327	570,518	3.8
Equity in Earnings of Affiliates	37,722	—	37,722	25,843	46.0
Operating Income	764,917	43,203	808,120	823,523	(1.9)
Interest and Investment Income (Expense)	36,740	—	36,740	25,289	45.3
Interest Expense	(27,718)	—	(27,718)	(12,798)	116.6
Earnings Before Income Taxes	773,940	43,203	817,143	836,014	(2.3)
Provision for Income Taxes	146,549	5,975	152,524	162,186	(6.0)
Net Earnings	627,390	37,228	664,618	673,828	(1.4)
Less: Net Earnings Attributable to Noncontrolling Interest	290	—	290	103	181.6
Net Earnings Attributable to Hormel Foods Corporation	$627,101	$37,228	$664,329	$673,726	(1.4)

Diluted Net Earnings Per Share	$1.15	$0.06	$1.21	$1.23	(1.6)

ORGANIC VOLUME AND NET SALES (NON-GAAP)

	Thirteen Weeks Ended
	July 25, 2021			July 26, 2020
(in thousands)	Reported GAAP	Acquisitions	Organic (Non-GAAP)	Reported GAAP	Organic % Change
Volume (lbs.)
Grocery Products	319,216	(30,124)	289,092	307,198	(5.9)
Refrigerated Foods	591,143	(5,784)	585,359	605,546	(3.3)
Jennie-O Turkey Store	187,220	—	187,220	171,313	9.3
International & Other	83,055	(1,001)	82,054	81,156	1.1
Total Volume	1,180,634	(36,909)	1,143,725	1,165,214	(1.8)

Net Sales
Grocery Products	$698,584	$(117,681)	$580,903	$580,798	—
Refrigerated Foods	1,624,641	(21,002)	1,603,639	1,363,092	17.6
Jennie-O Turkey Store	350,897	—	350,897	286,805	22.3
International & Other	189,548	(2,657)	186,891	150,762	24.0
Total Net Sales	$2,863,670	$(141,340)	$2,722,330	$2,381,457	14.3

	Thirty-Nine Weeks Ended
	July 25, 2021			July 26, 2020
(in thousands)	Reported GAAP	Acquisitions	Organic (Non-GAAP)	Reported GAAP	Organic % Change
Volume (lbs.)
Grocery Products	937,345	(30,124)	907,221	963,819	(5.9)
Refrigerated Foods	1,779,729	(11,950)	1,767,779	1,787,698	(1.1)
Jennie-O Turkey Store	583,413	—	583,413	577,990	0.9
International & Other	252,801	(1,001)	251,800	255,766	(1.6)
Total Volume	3,553,288	(43,075)	3,510,214	3,585,273	(2.1)

Net Sales
Grocery Products	$1,904,415	$(117,681)	$1,786,734	$1,804,674	(1.0)
Refrigerated Foods	4,445,099	(56,026)	4,389,073	3,962,219	10.8
Jennie-O Turkey Store	1,035,397	—	1,035,397	959,988	7.9
International & Other	546,528	(2,657)	543,871	461,475	17.9
Total Net Sales	$7,931,438	$(176,364)	$7,755,075	$7,188,357	7.9

Net Sales

The Company delivered record quarterly net sales, with growth from all four segments and across all four channels. Strong results from the Company's foodservice businesses in Refrigerated Foods and Jennie-O Turkey Store, the inclusion of the Planters® snack nuts business, and increased commodity sales in Jennie-O Turkey Store were the primary drivers of record sales for the quarter. All segments benefited from higher net pricing during the quarter due to strategic actions taken to offset inflationary pressures.

The Company delivered record net sales for the first nine months of fiscal 2021. The increases are due primarily to strong growth from the retail, deli and foodservice businesses within Refrigerated Foods, the inclusion of the Planters® snack nuts business, continued strength within International & Other, and higher commodity sales in Jennie-O Turkey Store.

Cost of Products Sold

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
(in thousands)	July 25, 2021	July 26, 2020	% Change	July 25, 2021	July 26, 2020	% Change
Cost of Products Sold	$2,440,322	$1,959,032	24.6	$6,581,613	$5,820,158	13.1

Cost of products sold for the third quarter and first nine months of fiscal 2021 increased due to inflationary pressures stemming from raw materials, packaging, freight, labor and many other inputs. The inclusion of the Planters® snack nuts business during the third quarter also was a driver of higher costs.

Direct incremental supply chain costs related to the COVID-19 pandemic for the third quarter and first nine months of fiscal 2021 were approximately $2 million and $21 million, respectively. This compares to approximately $40 million and $60 million of higher operational costs related to the COVID-19 pandemic incurred in the third quarter and the first nine months of fiscal 2020.

The Company expects to operate in a high cost environment for the remainder of the year.
Gross Profit

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
(in thousands)	July 25, 2021	July 26, 2020	% Change	July 25, 2021	July 26, 2020	% Change
Gross Profit	$423,348	$422,426	0.2	$1,349,825	$1,368,198	(1.3)
Percentage of Net Sales	14.8%	17.7%		17.0%	19.0%

Gross profit as a percentage of net sales for the third quarter and first nine months of 2021 declined, driven primarily by broad-based inflationary pressures and a lag in mitigating pricing actions. Gross profit as a percentage of net sales declined for all four business segments during the third quarter and first nine months of fiscal 2021.
Looking ahead to the fourth quarter of fiscal 2021, the Company expects gross profit as a percentage of net sales to improve sequentially compared to the third quarter as additional pricing actions go into effect. An acceleration in input cost inflation poses the largest risk to this assumption.

Selling, General and Administrative (SG&A)

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
(in thousands)	July 25, 2021	July 26, 2020	% Change	July 25, 2021	July 26, 2020	% Change
SG&A	$226,284	$181,085	25.0	$622,630	$570,518	9.1
Percentage of Net Sales	7.9%	7.6%		7.9%	7.9%

For the third quarter and first nine months of fiscal 2021, SG&A expenses increased due to one-time acquisition-related costs related to the Planters® snack nuts business and higher employee-related expenses.

Advertising spend in the third quarter was $31 million, compared to $24 million last year. Advertising investments for the first nine months of fiscal 2021 were up 1 percent compared to last year. The Company plans to continue to invest in its leading brands.

Equity in Earnings of Affiliates

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
(in thousands)	July 25, 2021	July 26, 2020	% Change	July 25, 2021	July 26, 2020	% Change
Equity in Earnings of Affiliates	$10,420	$8,235	26.5	$37,722	$25,843	45.9

Equity in earnings of affiliates for the third quarter and first nine months increased significantly due to continued strength at MegaMex and from the Company's joint venture in the Philippines.

Effective Tax Rate

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	July 25, 2021	July 26, 2020	July 25, 2021	July 26, 2020
Effective Tax Rate	13.3%	21.6%	18.9%	19.4%

The lower effective tax rate in the current quarter was driven by a higher volume of stock option exercises and a one-time foreign tax benefit. The Company expects the effective tax rate in fiscal 2021 to be between 19.0 and 20.5 percent. For further information, refer to Note K - Income Taxes.

Segment Results

Net sales and segment profit for each of the Company’s reportable segments are set forth below. The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and sharing of assets. Therefore, the Company does not represent that these segments, if operated independently, would report the profit and other financial information shown below.

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
(in thousands)	July 25, 2021	July 26, 2020	% Change	July 25, 2021	July 26, 2020	% Change
Net Sales
Grocery Products	$698,584	$580,798	20.3	$1,904,415	$1,804,674	5.5
Refrigerated Foods	1,624,641	1,363,092	19.2	4,445,099	3,962,219	12.2
Jennie-O Turkey Store	350,897	286,805	22.3	1,035,397	959,988	7.9
International & Other	189,548	150,762	25.7	546,528	461,475	18.4
Total	$2,863,670	$2,381,457	20.2	$7,931,438	$7,188,357	10.3

Segment Profit
Grocery Products	$80,791	$80,169	0.8	$270,963	$276,367	(2.0)
Refrigerated Foods	153,216	152,822	0.3	467,740	451,596	3.6
Jennie-O Turkey Store	5,874	7,069	(16.9)	45,514	72,968	(37.6)
International & Other	27,915	23,620	18.2	84,600	66,735	26.8
Total Segment Profit	267,796	263,679	1.6	868,817	867,666	0.1
Net Unallocated Expense	63,715	4,457	1,329.6	95,166	31,754	199.7
Noncontrolling Interest	157	141	11.1	290	103	182.2
Earnings Before Income Taxes	$204,238	$259,364	(21.3)	$773,940	$836,014	(7.4)

Grocery Products

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
(in thousands)	July 25, 2021	July 26, 2020	% Change	July 25, 2021	July 26, 2020	% Change
Volume (lbs.)	319,216	307,198	3.9	937,345	963,819	(2.7)
Net Sales	$698,584	$580,798	20.3	$1,904,415	$1,804,674	5.5
Segment Profit	80,791	80,169	0.8	270,963	276,367	(2.0)

Volume and net sales for the third quarter increased due to the inclusion of the Planters® snack nuts business. On an organic basis, sales growth from brands such as SPAM®, Hormel® Compleats® and Wholly® overcame the impact of lower contract manufacturing sales. For the first nine months of fiscal 2021, net sales increased due to the contribution from the Planters® snack nuts business, offsetting the decline in many other product lines attributable to the extremely high levels of demand last year.

For the third quarter, segment profit increased due to strong results from the MegaMex joint venture and the contribution from the Planters® snack nuts business. These benefits were mostly offset by higher input costs, and higher manufacturing and logistics costs. Segment profit declined for the first nine months of fiscal 2021 as the benefit of the Planters® snack nuts business in the third quarter was offset by lower organic net sales and higher input costs.

Specific to the third quarter, volume, net sales and segment profit were negatively impacted by production constraints due to labor shortages.

Grocery Products expects year-over-year volume, sales, and segment profit growth in the fourth quarter due to the impact from the Planters® snack nuts business and continued strength for the MegaMex joint venture. Risks to profitability include higher pork trim prices and labor shortages on key product lines.
Refrigerated Foods

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
(in thousands)	July 25, 2021	July 26, 2020	% Change	July 25, 2021	July 26, 2020	% Change
Volume (lbs.)	591,143	605,546	(2.4)	1,779,729	1,787,698	(0.4)
Net Sales	$1,624,641	$1,363,092	19.2	$4,445,099	$3,962,219	12.2
Segment Profit	153,216	152,822	0.3	467,740	451,596	3.6

Net sales for the third quarter increased due to strong results from the foodservice, retail and deli businesses, and elevated pricing across most categories. The recovery in foodservice continued to accelerate, with net sales exceeding both last year and pre-pandemic levels in almost every category. Retail and deli sales increased due primarily to growth from Hormel® Black Label® bacon, Columbus® grab-and-go items, Hormel® refrigerated entrees, and Hormel® Gatherings® party trays. The decline in volume was due to lower shipments of commodity pork. For the first nine months of fiscal 2021, net sales increased due to strong growth from the retail, deli, and foodservice businesses within Refrigerated Foods.

For the third quarter and first nine months of fiscal 2021, higher earnings from the foodservice business, numerous pricing actions, and increased commodity profits fully offset significantly higher raw material costs and increased freight expenses.

Specific to the third quarter, volume, net sales and segment profit were negatively impacted by production constraints due to labor shortages.

Led by the continued recovery in the foodservice business, Refrigerated Foods is expecting improved results in the fourth quarter in spite of higher input and logistics costs and the impact of labor shortages.

Jennie-O Turkey Store

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
(in thousands)	July 25, 2021	July 26, 2020	% Change	July 25, 2021	July 26, 2020	% Change
Volume (lbs.)	187,220	171,313	9.3	583,413	577,990	0.9
Net Sales	$350,897	$286,805	22.3	$1,035,397	$959,988	7.9
Segment Profit	5,874	7,069	(16.9)	45,514	72,968	(37.6)

Volume and net sales increased in the third quarter of fiscal 2021 due to improved foodservice, whole bird, and commodity shipments. Sales of Jennie-O® lean ground turkey increased due to pricing actions implemented in prior quarters and remain meaningfully above pre-pandemic levels. For the first nine months, higher shipments and better pricing on commodity items, including whole birds, drove higher volume and sales for the segment.

Segment profit for the third quarter and first nine months of fiscal 2021 was lower due primarily to the impact of significantly higher feed costs.

Jennie-O Turkey Store expects improved results in the fourth quarter from both the value-added and commodity portfolios, which are expected to benefit from higher pricing, to be offset by the impact from dramatically higher grain costs.

International & Other

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
(in thousands)	July 25, 2021	July 26, 2020	% Change	July 25, 2021	July 26, 2020	% Change
Volume (lbs.)	83,055	81,156	2.3	252,801	255,766	(1.2)
Net Sales	$189,548	$150,762	25.7	$546,528	$461,475	18.4
Segment Profit	27,915	23,620	18.2	84,600	66,735	26.8

Strong sales growth from SPAM® luncheon meat, a recovery in foodservice exports, continued strong results in China, and improved performance in Brazil led to record net sales during the third quarter. For the first nine months of fiscal 2021, net sales increased, driven by continued strong results in China and higher demand for branded exports.

In addition to higher sales, the improvement in segment profit for the third quarter was driven by higher branded and fresh pork export margins. For the first nine months of fiscal 2021, segment profit improved significantly, driven by gains from exports, higher income from the Company's partners in the Philippines, South Korea and Europe, and strong results in China.

International & Other expects strength from exports to continue, leading to improved results. International shipping interruptions pose a risk to export sales and profit growth.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	July 25, 2021	July 26, 2020	July 25, 2021	July 26, 2020
Net Unallocated Expense	$63,715	$4,457	$95,166	$31,754
Noncontrolling Interest	157	141	290	103

For the third quarter and first nine months of fiscal 2021, net unallocated expense included $40 million and $43 million, respectively, of one-time acquisition costs and accounting adjustments related to the acquisition of the Planters® snack nuts business. Higher interest expense and employee related expenses also contributed to the increase from prior year.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 25, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents were $291 million at the end of the first thirty-nine weeks of fiscal 2021 compared to $1,729 million at the end of the comparable fiscal 2020 period. The primary driver of the decrease is the use of cash to fund the acquisition of the Planters® snack nuts business the third quarter of fiscal 2021.

Cash provided by operating activities was $438 million in the first thirty-nine weeks of fiscal 2021 compared to $878 million in the same period of fiscal 2020. The decline was due to increased inventory driven by significantly higher raw material markets along with the additional accounts receivable and inventory activity for the Planters® snack nuts business since its acquisition. Cash flows from operating activities continue to provide a consistent source of liquidity. The Company believes its balanced business model and strong balance sheet make it well-positioned to continue to weather the effects of the COVID-19 pandemic.

Cash used in investing activities was $3,530 million in the first thirty-nine weeks of fiscal 2021 compared to $506 million in the same period of fiscal 2020. In the third quarter of fiscal 2021, the Company completed the acquisition of the Planters® snack nuts business for a preliminary purchase price of $3.4 billion. In the first thirty-nine weeks of 2020, the Company acquired Sadler's Smokehouse for $271 million. See Note B - Acquisitions and Divestitures for additional information on acquisitions.

Capital expenditures in the first thirty-nine weeks of fiscal 2021 were $139 million compared to $227 million in the same period of fiscal 2020. The Company estimates its fiscal 2021 capital expenditures to be approximately $260 million. Key projects for the full year include expansion of the Company’s dry sausage operations in Nebraska and other projects to support growth of branded products.

Cash provided by financing activities was $1,664 million in the first thirty-nine weeks of fiscal 2021 compared to $684 million in the same period of fiscal 2020. On June 3, 2021, the Company issued unsecured senior notes in an aggregate principal amount of $2.3 billion to fund the acquisition of the Planters® snack nuts business. The Company repaid $250 million of its senior unsecured notes upon maturity in April 2021. On June 11, 2020, the Company issued senior notes in an aggregate principal amount of $1.0 billion. See Note J - Long-term Debt and Other Borrowing Arrangements for additional information on debt.

The Company used $10 million for common stock repurchases in the first thirty-nine weeks of fiscal 2021 compared to $12 million repurchased during the same period of the prior year. For additional information pertaining to the Company’s share repurchase plans or programs, see Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

Cash dividends paid to the Company’s shareholders continue to be an ongoing financing activity for the Company. Dividends paid in the first thirty-nine weeks of fiscal 2021 were $390 million compared to $362 million in the comparable period of fiscal 2020. For fiscal 2021, the annual dividend rate was increased to $0.98 per share, representing the 55th consecutive annual dividend increase. The Company has paid dividends for 372 consecutive quarters.

The Company is required by certain covenants in its debt agreements to maintain specified levels of financial ratios and financial position. As of July 25, 2021, the Company was in compliance with all of these debt covenants.

Contractual Obligations and Commercial Commitments

The Company records income taxes in accordance with the provisions of ASC 740, Income Taxes. The Company is unable to determine its contractual obligations by year related to this pronouncement, as the ultimate amount or timing of settlement of its reserves for income taxes cannot be reasonably estimated. The total liability for unrecognized tax benefits, including interest and penalties, at July 25, 2021, was $24 million.

There have been no other material changes to the information regarding the Company’s future contractual financial obligations previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 25, 2020.

Off-Balance Sheet Arrangements

As of July 25, 2021, and October 25, 2020, the Company had $47 million of standby letters of credit issued on its behalf. The standby letters of credit are related primarily to the Company’s self-insured workers compensation programs. This amount includes $3 million as of July 25, 2021, and October 25, 2020 of revocable standby letters of credit for obligations of an affiliated party that may arise under workers compensation claims. Letters of credit are not reflected in the Company’s Consolidated Statements of Financial Position.

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

Critical accounting policies are defined as those reflective of significant judgments, estimates, and uncertainties, which may result in materially different results under different assumptions and conditions. The Company has considered the impact of COVID-19 and recent acquisition of the Planters® snack nuts business and determined there have been no material changes in the Company’s Critical Accounting Policies as disclosed in its Annual Report on Form 10-K for the fiscal year ended October 25, 2020. As conditions resulting from the COVID-19 pandemic evolve, the Company expects these judgments and estimates may be subject to change, which could materially impact future periods.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Hog Markets:  The Company’s earnings are affected by fluctuations in the live hog market. To minimize the impact on earnings, and to ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 10 years. Hogs purchased under contract accounted for 96 and 94 percent of the total hogs purchased by the Company during the first thirty-nine weeks of fiscal years 2021 and 2020, respectively. The majority of these contracts use market-based formulas based on hog futures, hog primal values, or industry reported hog markets. Other contracts use a formula based on the cost of production, which can fluctuate independently from hog markets. The Company’s value-added branded portfolio helps mitigate changes in hog and pork market prices. Therefore, a hypothetical 10 percent change in the cash hog market would have had an immaterial effect on the Company’s results of operations.

The Company utilizes a hedge program to reduce exposure and offset the fluctuations in the Company's future direct hog purchases. The program utilizes lean hog futures which are accounted for under cash flow hedge accounting. The fair value of the Company's open futures contracts in this program as of July 25, 2021 was $8.2 million compared to $3.1 million as of October 25, 2020. The Company measures its market risk exposure on its lean hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for lean hogs. A 10 percent decrease in the market price for lean hogs would have negatively impacted the fair value of the Company's July 25, 2021, open lean hog contracts by $7.5 million, which in turn would lower the Company's future cost on purchased hogs by a similar amount.

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

The Company utilizes a hedge program to reduce exposure and offset the fluctuation in the Company's future direct grain purchases. This program utilizes corn futures and options for Jennie-O Turkey Store, and these contracts are accounted for under cash flow hedge accounting. The fair value of the Company’s open futures contracts and options as of July 25, 2021, was $22.0 million compared to $(0.1) million as of October 25, 2020. The Company measures its market risk exposure on its grain futures contracts and options using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain. A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s July 25, 2021, open grain contracts by $11.9 million, which in turn would lower the Company’s future cost on purchased grain by a similar amount.

Other Input Costs: The costs of other raw materials such as beef, nuts, and, chicken, packaging materials, freight, fuel, and energy may cause the Company's results to fluctuate significantly. To manage input cost volatility, the Company pursues cost saving measures, forward pricing, derivatives, and pricing actions when necessary.

Investments:  The Company has corporate-owned life insurance policies classified as trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans. As of July 25, 2021, the balance of these securities totaled $200.3 million compared to $173.1 million as of October 25, 2020. The rabbi trust is invested primarily in fixed income funds. The Company is subject to market risk due to fluctuations in the value of the remaining investments as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis. A 10 percent decline in the value of the investments not held in fixed income funds would have a negative impact to the Company’s pretax earnings of approximately $9.8 million, while a 10 percent increase in value would have a positive impact of the same amount.

International Assets:  The fair values of certain Company assets are subject to fluctuations in foreign currencies. The Company's net asset position in foreign currencies as of July 25, 2021 was $639.4 million, compared to $541.2 million as of October 25, 2020, with most of the exposure existing in Chinese yuan and Brazilian real. Changes in currency exchange rates impact the fair values of the Company assets either currently through the Consolidated Statements of Operations within Interest and Investment Income or through the Consolidated Statements of Financial Position within Accumulated Other Comprehensive Loss.

The Company measures its foreign currency exchange risk by using a 10 percent sensitivity analysis on the Company's primary foreign net asset position, the Chinese yuan and Brazilian real, as of July 25, 2021. A 10 percent strengthening in the value of the Chinese yuan relative to the U.S. dollar would result in other comprehensive income of approximately $41.0 million pretax. A 10 percent weakening in the value of the Chinese yuan relative to the U.S. dollar would result in other comprehensive loss of approximately $33.5 million pretax. A 10 percent strengthening in the value of the Brazilian real relative to the U.S. dollar would result in other comprehensive income of approximately $13.3 million pretax. A 10 percent weakening in the value of the Brazilian real relative to the U.S. dollar would result in other comprehensive loss of approximately $10.9 million pretax.

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

(b)    Internal Controls.
The Company is in the midst of a multi-year transformation project (Project Orion) to achieve better analytics, customer service, and process efficiencies through the use of Oracle Cloud Solutions. Components supporting human resources, payroll, and finance were implemented in fiscal 2020. There have been no material implementations in fiscal 2021. Additional phases will continue over the next several years. Emphasis has been on the maintenance of internal controls and assessment of the design and operating effectiveness of key control activities throughout development and deployment of each phase. On June 7, 2021, the Company completed its acquisition of the Planters® snack nuts business. In conducting its assessment of the effectiveness of the Company’s internal control over financial reporting at fiscal year-end, management intends to exclude Planters® from that assessment, as permitted under Securities and Exchange Commission rules.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the third quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
•Many of the Company's office-based employees are working remotely, which may bring additional information technology and data security risks.
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

The extent of the impact on the Company’s business, financial condition, and results of operations is dependent on the length and severity of the pandemic. Vaccines to prevent COVID-19 were approved by health agencies in the U.S. and other countries in which the Company operates, which began to be administered near the end of calendar year 2020. New variants of the virus appear to have increased transmissibility, which could complicate treatment and vaccination programs. The COVID-19 pandemic is an unprecedented situation and the Company's understanding of and response to its impacts is changing and evolving. The additional risk factors identified here are based upon information known at this time. The COVID-19 pandemic may adversely impact the Company's operations in one or more ways not identified to date.

The Company’s operations are subject to the general risks associated with acquisitions and divestitures. The Company has made several acquisitions and divestitures in recent years that align with the Company’s strategic initiative of delivering long-term value to shareholders. The Company regularly reviews strategic opportunities to grow through acquisitions and to divest non-strategic assets. Potential risks associated with these transactions include the inability to consummate a transaction timely or on favorable terms, diversion of management's attention from other business concerns, potential loss of key employees and customers of current or acquired companies, inability to integrate or divest operations successfully, possible assumption of unknown liabilities, potential disputes with buyers or sellers, inability to obtain favorable financing terms, potential impairment charges if purchase assumptions are not achieved, and the inherent risks in entering markets or lines of business in which the Company has limited or no prior experience. Any or all of these risks could impact the Company’s financial results and business reputation. In addition, acquisitions outside the United States may present unique challenges and increase the Company's exposure to the risks associated with foreign operations. The Company's level of indebtedness increased significantly to fund the purchase of the Planters® snack nuts business and may continue to increase to fund future acquisitions. Higher levels of debt may among other things, impact the Company's liquidity and increase the Company's exposure to negative fluctuations in interest rates.

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

Deterioration of labor relations, labor availability or increases in labor costs could harm the Company’s Business. As of July 25, 2021, the Company had over 20,000 employees worldwide, of which approximately 20 percent of the Company's employees were represented by labor unions, principally the United Food and Commercial Workers Union. A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities or co-manufacturing facilities resulting in work slowdowns or stoppages could harm the Company’s financial results. Labor and skilled labor availability challenges could continue to have an adverse effect on the Company's business.

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

In recent years, the outbreak of ASF has impacted hog herds in China, Asia, Europe, and the Caribbean. If an outbreak of ASF were to occur in the United States, the Company's supply of hogs and pork could be materially impacted.

The Company has developed business continuity plans for various disease scenarios and will continue to update these plans as necessary. There can be no assurance given, however, that these plans will be effective in eliminating the negative effects of any such diseases on the Company’s operating results.

Fluctuations in commodity prices and availability of raw materials and other inputs could harm the Company’s earnings. The Company’s results of operations and financial condition are largely dependent upon the cost and supply of pork, poultry, beef, feed grains, avocados, peanuts and tree nuts as well as supplies, energy, and other inputs and the selling prices for many of our products, which are determined by constantly changing market forces of supply and demand.

The live hog industry has evolved to large, vertically-integrated operations using long-term supply agreements. Typically, this results in fewer hogs being available on the cash spot market. Consequently, the Company uses long-term supply contracts priced on market-based formulas or the cost of production to ensure a stable supply of raw materials while minimizing extreme fluctuations in costs over the long-term. This may result, in the short-term, in higher live hog and pork costs compared to the cash spot market, depending on the relationship of the cash spot market to contract prices. Market-based pricing on certain product lines, and lead time required to implement pricing adjustments, may prevent all or part of these cost increases from being recovered, and these higher costs could adversely affect our short-term financial results.

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

Government regulation, present and future, exposes the Company to potential sanctions and compliance costs that could adversely affect the Company’s business. The Company’s operations are subject to extensive regulation by the U.S. Department of Homeland Security, the U.S. Department of Agriculture, the U.S. Food and Drug Administration, federal and state taxing authorities and other federal, state, and local authorities which oversee workforce immigration, taxation, animal welfare, food safety, and the processing, packaging, storage, distribution, advertising, and labeling of the Company’s products. The Company’s manufacturing facilities and products are subject to ongoing inspection by federal, state and local authorities. Claims or enforcement proceedings could be brought against the Company in the future. The availability of government inspectors due to a government furlough could also cause disruption to the Company’s manufacturing facilities. Additionally, the Company is subject to new or modified laws, regulations, and accounting standards. The Company’s failure or inability to comply with such requirements could subject the Company to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions. A recent federal district court ruling has had a negative impact on harvest capacity and labor costs. Harvest facilities the Company uses are negotiating to resolve the situation and expect to reach a solution, but harvest capacity and labor costs will continue to be negatively impacted until a solution is reached. There can be no assurance a solution will be reached, in which case the negative impacts of the ruling would continue.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuer purchases of equity securities in the thirteen weeks ended July 25, 2021. The maximum number of shares that may yet be purchased under the plans or programs as of July 25, 2021 is 4,239,594. On January 29, 2013, the Company's Board of Directors authorized the repurchase of 10,000,000 shares of its common stock with no expiration date. On January 26, 2016, the Board of Directors approved a two-for-one split of the Company’s common stock to be effective January 27, 2016. As part of the stock split resolution, the number of shares remaining to be repurchased was adjusted proportionately.

Item 6.  EXHIBITS

2.1
First Amendment to the Asset Purchase Agreement dated as of June 7, 2021, by and between The Kraft Heinz Company and Hormel Foods Corporation. Exhibits and schedules identified in the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished to the Securities and Exchange Commission upon request.

4.1	Form of 0.650% Notes due 2024 (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 3, 2021, File No. 001-02402)

4.2	Form of 1.700% Notes due 2028 (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated June 3, 2021, File No. 001-02402)

4.3	Form of 3.050% Notes due 2051 (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated June 3, 2021, File No. 001-02402)

10.1
U.S. $750,000,000 Credit Agreement, dated as of May 6, 2021, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and the lenders identified on the signature pages thereof (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 6, 2021, File No. 001- 02402)

31.1	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended July 25, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Investment, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended July 25, 2021, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORMEL FOODS CORPORATION
(Registrant)

Date: September 3, 2021	By	/s/ JAMES N. SHEEHAN
JAMES N. SHEEHAN
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: September 3, 2021	By	/s/ JANA L. HAYNES
JANA L. HAYNES
Vice President and Controller
(Principal Accounting Officer)