Form 10-K
period 2021-10-31
HORMEL FOODS CORP /DE/
filed 2021-12-10
CIK 48465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of April 25, 2021, was $13,101,074,449 based on the closing price of $46.39 on the last business day of the registrant’s most recently completed second fiscal quarter.
As of December 5, 2021, the number of shares outstanding of each of the registrant’s classes of common stock was as follows:
Common Stock, $0.01465 – Par Value 542,569,949 shares
Common Stock Non-Voting, $0.01 Par Value – 0 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held January 25, 2022, are incorporated by reference into Part III, Items 10-14. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

HORMEL FOODS CORPORATION

PART I
Item 1.  BUSINESS

General Development of Business

Hormel Foods Corporation, a Delaware corporation (collectively, the "Company", "we," "us,", "our"), was founded by George A. Hormel in 1891 in Austin, Minnesota, as Geo. A. Hormel & Company. The Company started as a processor of meat and food products and continues in this line of business with emphasis on the manufacturing and distribution of branded, value-added consumer items rather than commodity fresh meat products. The Company builds on its founder's legacy of innovation, quality, and integrity with focus on its purpose statement - Inspired People. Inspired Food.™ Today, the Company is a global branded food company bringing some of the most trusted and iconic brands to tables across the globe with over $11 billion in annual revenue in more than 80 countries.

The Company has continually expanded its product portfolio through organic growth and acquisitions. During fiscal 2021, the Company acquired the Planters® snack nuts business from The Kraft Heinz Company. The acquisition of the Planters® snack nuts business has expanded the Company's product portfolio, adding the Planters®, NUT-rition®, Planters® Cheez Balls, and Corn Nuts® brands. Refer to Note B - Acquisitions and Divestitures for information.

Description of Business

Segments
The Company reports results in the following four segments: Grocery Products, Refrigerated Foods, Jennie-O Turkey Store, and International & Other. Operating results from the Planters® snack nuts business are reported through the Grocery Products, Refrigerated Foods, and International & Other segments. Net sales to unaffiliated customers, segment profit, total assets, and the presentation of certain other financial information by segment is reported in Note P - Segment Reporting of the Notes to Consolidated Financial Statements and in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

Grocery Products: The Grocery Products segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market, along with the sale of nutritional and private label shelf-stable products to retail, foodservice, and industrial customers. This segment also includes the results from the Company’s MegaMex Foods, LLC joint venture.

Refrigerated Foods: The Refrigerated Foods segment consists primarily of the processing, marketing, and sale of branded and unbranded pork, beef, and poultry products for retail, foodservice, deli, convenience store, and commercial customers.

Jennie-O Turkey Store: The Jennie-O Turkey Store segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for retail, foodservice, and commercial customers.

International & Other: The International & Other segment includes Hormel Foods International which manufactures, markets, and sells Company products internationally. This segment also includes the results from the Company’s international joint ventures and royalty arrangements.

Products and Distribution
The Company develops, processes, and distributes a wide array of food products in a variety of markets and manufactures its products through various processing facilities and trusted co-manufacturers. The Company’s products primarily consist of meat, nuts, and other food products sold across multiple distribution channels such as U.S. Retail, U.S. Foodservice, U.S. Deli, and International.

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

Internationally, the Company markets its products through Hormel Foods International Corporation (HFIC), a wholly owned subsidiary. HFIC has a global presence within several major international markets including Australia, Brazil, Canada, China, England, Japan, Mexico, Micronesia, the Philippines, Singapore, and South Korea. The distribution of export sales to customers is by common carrier, while the China and Brazil operations own and operate their own delivery systems. The Company, through HFIC, has licensed companies to manufacture various products internationally on a royalty basis, with the primary licensees being Danish Crown UK Ltd., and CJ CheilJedang Corporation. HFIC also has a minority position in a food company in the Philippines (The Purefoods-Hormel Company, Inc., 40 percent holding).

Raw Materials
The Company concentrates on the marketing and sale of branded, value-added food products. The principal raw materials used by the Company include pork, turkey, beef, chicken, and nuts. The company takes a balanced approach to sourcing pork raw materials including hogs purchased for our Austin, Minnesota processing facility, long-term supply agreements for pork, and spot market purchases of pork. The majority of the turkeys needed to meet raw material requirements are raised by the Company. Production costs from raising turkeys are subject to fluctuations in grain prices and fuel costs. To manage these risks, the Company uses futures, swaps, and options contracts to hedge a portion of its anticipated purchases of grain. The Company also purchases raw materials from various suppliers. As the Company shifts its focus towards a more value-added portfolio, the Company has become increasingly dependent on these suppliers to meet its raw material needs. The Company utilizes supply contracts to ensure an adequate supply and mitigate price fluctuations.

During fiscal 2021, the Company’s demand for nuts significantly increased due to the acquisition of the Planters® snack nuts business. Certain nut varieties, such as cashews, are sourced internationally which may cause additional risks to pricing and availability. The Company uses long-term supply contracts and forward buying to manage these risks.

Human Capital
Employees are pivotal resources that directly impact the success of the Company. As of October 31, 2021, the Company had more than 20,000 active employees, with over 90 percent located within the United States. The Company is subject to collective bargaining agreements (CBAs), with approximately 20 percent of employees covered by CBAs.

Diversity, Equity, and Inclusion
The Company welcomes the diversity of all team members, customers, and consumers, and encourages the integration of their unique skills, thoughts, experiences, and identities. The Company’s workforce is made up of approximately 40 percent women and over 50 percent ethnic minority groups. By fostering an inclusive culture, the Company enables every member of the workforce to leverage unique talents and high-performance standards to drive innovation and success.

The Company has nine employee resource groups that support the Company’s mission to create a workplace where all people feel welcomed, respected, and valued. These groups play a critical role in diversity initiatives and provide numerous professional development and mentorship opportunities.

Senior leaders of the Company are held accountable to creating an inclusive, diverse workplace through the annual incentive plan, a component of which focuses on overall belonging scores and the representation of women and underrepresented minorities in salaried positions.

Employee Training, Safety, and Total Rewards
The Company believes investing in the education, training, and development of employees contributes to the overall success of the business. The Company provides learning opportunities for employees through various training courses, including instructor-led internal and external programs and on-the-job training.

Hormel Foods is known for its award-winning safety programs. The Company’s dedicated corporate safety department develops and administers company-wide policies to ensure the safety of each employee and compliance with Occupational Safety and Health Administration standards. The Corporate Safety Steering Committee provides safety leadership and guidance to all Company locations, including monthly safety training and assessments and annual safety audits.

The Company believes its most important asset is its employees and its success is dependent on the attraction, development, and retention of a skilled and experienced workforce. The Company offers a competitive compensation package and a multitude of benefits including medical, life and disability insurance, contributory and non-contributory retirement savings plans, tuition reimbursement, and two years of tuition-free community and technical college for U.S. employees’ dependent children.

The nationwide challenges with labor availability have impacted the business, particularly in the second half of fiscal 2021. To address labor availability, the Company is taking actions to hire and retain team members and implement additional automation across manufacturing facilities.

COVID-19 Response
The ongoing COVID-19 pandemic presents unique challenges to the Company and its daily operations. At the onset in 2020, a COVID Response Committee was established to monitor cases and continuously adjust safety procedures to align with current conditions and guidance from the Centers for Disease Control and Prevention. Most employees working in an office setting transitioned to working remotely, which continued through much of fiscal 2021. As an essential business, plant production team members continued to work in the Company’s manufacturing facilities. The Company’s safety efforts in these facilities included proactive and transparent educational materials; a paid leave and protection program; access to personal protective equipment; enhanced sanitation procedures and daily wellness screenings. The Company also paid over $11.0 million in bonuses to full-time and part-time plant production team members in 2020. As vaccines became available in 2021, the Company coordinated onsite or offsite vaccination clinics at almost all its locations.

Governmental Regulation and Environmental Matters
The Company’s operations are subject to regulation by various governmental agencies which oversee areas such as food safety, workforce immigration, environmental laws, animal welfare, tax regulations, and the processing, packaging, storage, distribution, advertising, and labeling of the Company’s products. The Company believes it is in compliance with current laws and regulations and does not expect continued compliance to have a material impact on capital expenditures, earnings, or competitive position. The Company continues to monitor existing and pending laws and regulations and while the impact of regulatory changes cannot be predicted with certainty, the Company does not expect compliance to have a material adverse effect. In addition to compliance with environmental laws and regulations, the Company sets goals to further improve its sustainability efforts and reduce its environmental impact. These goals include reducing product packaging, solid waste, water use, energy use, and greenhouse gas emissions. The Company has also put a focus on using renewable energy sources and investing in sustainable agriculture.

Customers
During fiscal 2021, sales to Walmart Inc. (Walmart) represented approximately 15 percent of the Company's consolidated gross sales excluding returns and allowances. Walmart is a customer in all four segments. The Company's top five customers make up approximately 35 percent of consolidated gross sales excluding returns and allowances. The loss of one or more of the top customers in any of the four reporting segments could have a material adverse effect on the results of such segment.

Competition
The production and sale of meat and food products in the United States and internationally is highly competitive. The Company competes with manufacturers of pork and turkey products as well as national and regional producers of other meat and protein sources, such as beef, chicken, fish, nuts, and plant-based proteins.

All segments compete on the basis of price, product quality and attributes, brand identification, breadth of product line, and customer service. Through effective marketing and strong quality assurance programs, the Company’s strategy is to provide high quality products that possess strong brand recognition, which support higher value perceptions with customers.

Patents and Trademarks
There are numerous patents and trademarks important to the Company’s business. The Company holds 39 U.S. and nine foreign patents. Most of the trademarks the Company uses are registered in the U.S. and other countries. Some of the more significant owned or licensed trademarks used by the Company or its affiliates are:

HORMEL, ALWAYS TENDER, APPLEGATE, AUSTIN BLUES, BACON 1, BLACK LABEL, BREAD READY, BURKE, CAFÉ H, CERATTI, CHI-CHI’S, COLUMBUS, COMPLEATS, CORN NUTS, CURE 81, DAN’S PRIZE, DI LUSSO, DINTY MOORE, DON MIGUEL, DOÑA MARIA, EMBASA, FAST ‘N EASY, FIRE BRAISED, FONTANINI, HAPPY LITTLE PLANTS, HERDEZ, HORMEL GATHERINGS, HORMEL VITAL CUISINE, HOUSE OF TSANG, JENNIE-O, JUSTIN’S, LA VICTORIA, LAYOUT, LLOYD’S, MARY KITCHEN, NATURAL CHOICE, NUT-RITION, OLD SMOKEHOUSE, OVEN READY, PILLOW PACK, PLANTERS, ROSA GRANDE, SADLER'S, SKIPPY, SPAM, SPECIAL RECIPE, THICK & EASY, VALLEY FRESH, and WHOLLY.

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

FORWARD LOOKING STATEMENTS

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
▪Future volatility or disruption in the capital and credit markets could impair the Company's liquidity or increase costs of borrowing.
▪The Company may be required to redirect cash flow from operations or explore alternative strategies, such as disposing of assets, to fulfill the payment of principal and interest on its indebtedness.

The Company utilizes hedging programs to manage its exposure to various market risks, such as commodity prices and interest rates, which qualify for hedge accounting for financial reporting purposes. Volatile fluctuations in market conditions could cause these instruments to become ineffective, which could require any gains or losses associated with these instruments to be reported in the Company’s earnings each period. These instruments may limit the Company’s ability to benefit from market gains if commodity prices and/or interest rates become more favorable than those secured under the Company’s hedging programs.

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

Additionally, if another highly pathogenic human disease outbreak developed in the United States, it may negatively impact the national economy, demand for Company products, and/or the Company’s workforce availability, and the Company’s financial results could suffer. The Company has developed contingency plans to address infectious disease scenarios and the potential impact on its operations, and will continue to update these plans as necessary. There can be no assurance given, however, these plans will be effective in eliminating the negative effects of any such diseases on the Company’s operating results.

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

The near- and long-term impacts of COVID-19 are unknown and impossible to predict with any level of certainty. The following potential risk factors arising from COVID-19 pandemic have had and/or may continue to have one or more of the following impacts on the Company's operations:
▪One or more of the Company's manufacturing facilities may be shut down or have their operations significantly impacted due to employee illnesses, increased absenteeism, and/or actions by government agencies. Capital projects may be delayed as additional capacity is no longer currently needed or materials are unavailable. The Company's co-manufacturers and material suppliers may face similar impacts.
▪Regulatory restrictions and measures taken at the Company's facilities to prevent or slow down the spread of COVID-19 may impact the facilities’ efficiency.
▪Operating costs may increase as measures are put in place to prevent or slow down the spread of COVID-19, such as facility improvements, employee testing, short-term disability policies, and manufacturing employee bonus payments.
▪Any new or additional measures required by national, state or local governments to combat COVID-19, such as a COVID-19 vaccine mandate, may similarly add additional operational costs.
▪Ongoing closure or reduced operations at foodservice establishments may impact results for the Company's foodservice business. Bankruptcy filings and/or delinquent payments from foodservice industry or other customers may negatively impact cash flow.
▪A national and/or global economic downturn may impact consumer purchase behavior such as reduced volume for foodservice products and premium brands.
▪It may become more difficult and/or expensive to obtain debt or equity financing necessary to sustain the Company's operations, make capital expenditures, and/or finance future acquisitions.
▪The Company may face litigation by stockholders, employees, suppliers, customers, consumers, and others relating to COVID-19 and its effects.
▪The Company relies on its dedicated employees, many of whom have a long tenure with the Company. Operations may be negatively impacted if members of the Company's leadership team, or other key employees, become ill with COVID-19 or otherwise terminate their employment as a result of COVID-19. Further, the Company may face challenges hiring, onboarding, and training new employees, including leadership, which may impact results. The Company also may face operational challenges if government quarantine orders restrict movement of employees.
▪It is possible that the COVID-19 pandemic has and continues to negatively affect the Company's labor availability, relations, or labor costs.
▪Many of the Company's office-based employees continue to work remotely on occasion, which may bring additional information technology and data security risks.
▪Supply chain disruptions of various types arising from COVID-19 may impact the Company's ability to make products, the cost for such products, and the ability to deliver products to customers. Closure or reduced operations of material suppliers could result in shortages of key raw materials, as well as impact prices for those materials. The volatility in the market for raw material and supplies could impact the Company's profitability.
▪National, state, and local government orders closing or limiting operation of borders and ports, or imposing quarantine, could impact the Company's ability to obtain raw materials and to deliver finished goods to customers.
▪COVID-19 has wide-reaching impacts to society and the business, making all decisions, interactions, and transactions significantly more complex.
▪The Company is committed to being transparent through communications to inform shareholders, employees, customers, consumers, and others about the enhanced safety protocols implemented. The Company must keep pace with a rapidly changing media environment. If the Company's public relations efforts are not effective or if consumers perceive them to be irresponsible, the Company's competitive position, reputation, and market share may suffer.

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

The Company’s operations are subject to the general risks associated with acquisitions and divestitures. The Company has made several acquisitions and divestitures in recent years, including the acquisition of the Planters® snack nuts business in June 2021, that align with the Company’s strategic initiative of delivering long-term value to shareholders. The Company regularly reviews strategic opportunities to grow through acquisitions and to divest non-strategic assets. Potential risks associated with these transactions include the inability to consummate a transaction timely or on favorable terms, diversion of management's attention from other business concerns, potential loss of key employees and customers of current or acquired companies, inability to integrate or divest operations successfully, possible assumption of unknown liabilities, potential disputes with buyers or sellers, inability to obtain favorable financing terms, potential impairment charges if purchase assumptions are not achieved, and the inherent risks in entering markets or lines of business in which the Company has limited or no prior experience. Any or all of these risks could impact the Company’s financial results and business reputation. In addition, acquisitions outside the United States may present unique challenges and increase the Company's exposure to the risks associated with foreign operations. The Company's level of indebtedness increased significantly to fund the purchase of the Planters® snack nuts business and may continue to increase to fund future acquisitions. Higher levels of debt may among other things, impact the Company's liquidity and increase the Company's exposure to negative fluctuations in interest rates.

The Company is subject to disruption of operations at co-manufacturers, suppliers, logistics providers, customers, or other third-party service providers.
▪Disruption of operations at co‑manufacturers, suppliers, or logistics providers have and may continue to impact the Company’s product and input supplies as well as the ability to distribute products.
▪Disruptions related to significant customers or sales channels has and could continue to result in a reduction in sales or change in the mix of products sold.
▪Disruption in services from partners such as third-party service providers used to support various business functions such as benefit plan administration, payroll processing, information technology and cloud computing services could have an adverse effect on the Company's business.

Any of these disruptions could have an adverse effect on the Company’s financial results. Actions taken to mitigate the impact of any potential disruption, including increasing inventory in anticipation of a potential production or supply interruption, may adversely affect the Company’s financial results. Additionally, labor shortages have caused disruptions for many of these providers and may continue to impact the Company's ability to receive inputs or distribute products.

The Company is subject to the loss of a material contract. The Company is a party to several supply, distribution, contract packaging and other material contracts. The loss of a material contract or failure to obtain new material contracts could adversely affect the Company’s financial results.

The Company may be adversely impacted if the Company is unable to protect information technology systems against, or effectively respond to, cyber attacks or security breaches. Information technology systems are an important part of the Company’s business operations. In addition, the Company increasingly relies upon third-party service providers for a variety of business functions, including cloud-based services. Cyber incidents are occurring more frequently and are being made by groups and individuals with a wide range of motives and expertise. From time to time, the Company has experienced, and may experience in the future, breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities, none of which have been material to date.

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

Deterioration of labor relations, labor availability or increases in labor costs could harm the Company’s business. As of October 31, 2021, the Company employed more than 20,000 people worldwide, of which approximately 20 percent were represented by labor unions, principally the United Food and Commercial Workers Union. A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities or co-manufacturing facilities resulting in work slowdowns or stoppages could harm the Company’s financial results. Labor and skilled labor availability challenges could continue to have an adverse effect on the Company's business.

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

Fluctuations in commodity prices and availability of raw materials and other inputs could harm the Company’s earnings. The Company’s results of operations and financial condition are largely dependent upon the cost and supply of pork, poultry, beef, feed grains, and nuts as well as supplies, energy and other inputs and the selling prices for many of our products, which are determined by constantly changing market forces of supply and demand.

The company takes a balanced approach to sourcing pork raw materials including hogs purchased for our Austin, Minnesota processing facility, long-term supply agreements for pork, and spot market purchases of pork. This approach ensures a more stable supply of raw materials while minimizing extreme fluctuations in costs over the long-term. This may result, in the short-term, in higher or lower live hog costs compared to the cash spot market. Market-based pricing on certain product lines, and lead time required to implement pricing adjustments, may prevent all or part of these cost increases from being recovered, and these higher costs could adversely affect our short-term financial results.

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

The Company may be subject to decreased availability or less favorable pricing for nuts, tomatoes, avocados, or other produce if poor growing conditions have a negative affect on agricultural productivity. Reductions in crop size or quality due to unfavorable growing conditions may have an adverse effect on the Company’s results.

The supplies of natural and organic proteins may impact the Company’s ability to ensure a continuing supply of these products. To mitigate this risk, the Company partners with multiple long-term suppliers.

International trade barriers and other restrictions or disruptions could result in decreased foreign demand and increased domestic supply of proteins, thereby potentially lowering prices. The Company occasionally utilizes in-country production to limit this exposure.

Market demand for the Company’s products may fluctuate. The Company faces competition from producers of alternative meats and protein sources, including pork, beef, turkey, chicken, fish, nuts, nut butters, whey, and plant-based proteins. The factors on which the Company competes include:
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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

The Company's global headquarters are located in Austin, Minnesota. The Company has various processing plants, warehouses and operational facilities, mainly located in the United States. The Company maintains a national sales force through strategic placement of sales offices throughout the United States. Properties are also maintained internationally to support global processing and sales. The majority of Company property is owned. Leased property is used as needed for Company production and sales. Property leases range in duration from one to twelve years.

Area* (Square feet, in thousands)	Refrigerated Foods	Grocery Products	Jennie-O Turkey Store	International & Other	Corporate	Total
Production Facilities	5,090	2,768	2,012	1,261	—	11,131
Warehouse/Distribution Centers	717	1,211	142	33	—	2,103
Live Production	861	—	314	—	—	1,175
Administrative/Sales/Research	60	6	66	31	575	738
Total	6,728	3,985	2,534	1,325	575	15,147
*Many of the Company's properties are utilized by more than one segment. These facilities are reflected in the principle segment for presentation purposes. Additionally, turkey growout facilities are excluded.

The Company believes its operating facilities are well maintained and suitable for current production volumes. The Company regularly engages in construction and other capital improvement projects with a focus on value-added capacity projects and automation. In fiscal 2021, the Company acquired the Planters® snack nut business which included three production facilities primarily reflected within the Grocery Products segment.

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

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Information About Executive Officers

		CURRENT OFFICE AND PREVIOUS
NAME	AGE	FIVE YEARS EXPERIENCE	DATES
James P. Snee	54	Chairman of the Board, President and Chief Executive Officer	11/20/17 to Present
		President & Chief Executive Officer	10/31/16 to 11/19/17

James N. Sheehan	66	Executive Vice President and Chief Financial Officer	01/29/19 to Present
			(Retires 12/31/21)
		Senior Vice President and Chief Financial Officer	10/31/16 to 01/28/19

Jacinth C. Smiley	53	Executive Vice President and Chief Financial Officer	Effective 01/01/2022
		Group Vice President (Corporate Strategy)	04/05/21 to 12/31/21
		Vice President and Chief Accounting Officer, LyondellBasell, a multinational chemical company	04/01/18 to 04/04/21
		Chief Financial Officer, GE Oil and Gas North America, an oil and gas company	02/01/16 to 03/31/18

Deanna T. Brady	56	Executive Vice President (Refrigerated Foods)	10/28/19 to Present
		Group Vice President/President Consumer Product Sales	10/26/15 to 10/27/19

Mark A. Coffey	59	Group Vice President (Supply Chain)	04/26/21 to Present
		Senior Vice President (Supply Chain and Manufacturing)	03/28/17 to 04/25/21
		Vice President (Supply Chain)	02/06/17 to 03/27/17
		Vice President (Affiliated Businesses)	10/31/11 to 02/05/17

PJ Connor	52	Group Vice President/President Consumer Product Sales	10/28/19 to Present
		Vice President (Senior Vice President Consumer Product Sales)	10/31/11 to 10/27/19

Jeffery R. Frank	45	Group Vice President (Grocery Products)	11/01/21 to Present
		Vice President (Grocery Products Marketing)	03/01/21 to 10/31/21
		Vice President (Foodservice Marketing)	04/30/18 to 02/28/21
		President & Chief Executive Officer (MegaMex)	10/28/13 to 04/29/18

Steven J. Lykken	51	Group Vice President (Jennie-O Turkey Store, Inc.)	03/22/21 to Present
		Senior Vice President/President Jennie-O Turkey Store, Inc.	12/04/17 to 03/21/21
		President Applegate Farms, LLC	04/11/16 to 12/03/17

Luis G. Marconi	55	Group Vice President (Grocery Products)	10/31/16 to Present
			(Retires 05/01/22)

Swen Neufeldt	48	Group Vice President (Hormel Foods International Corporation)	06/29/20 to Present
		Vice President (Meat Products)	10/31/16 to 06/28/20

Janet L. Hogan	57	Senior Vice President (Human Resources)	03/28/17 to Present
		Vice President (Human Resources)	01/18/17 to 03/27/17
		Senior Vice President (Human Resources), ProQuest LLC	10/10/16 to 01/17/17

Pierre M. Lilly	50	Senior Vice President and Chief Compliance Officer	10/26/20 to Present
		Director of Internal Audit	05/30/16 to 10/25/20

Lori J. Marco	54	Senior Vice President (External Affairs) and General Counsel	03/30/15 to Present

Kevin L. Myers, Ph.D.	56	Senior Vice President (Research and Development, Quality Control)	03/30/15 to Present

Wendy A. Watkins	55	Senior Vice President and Chief Communications Officer	11/01/21 to Present
		Vice President (Corporate Communications)	04/13/15 to 10/31/21

Jana L. Haynes	49	Vice President and Controller	05/30/16 to Present

Gary L. Jamison	56	Vice President and Treasurer	05/30/16 to Present

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

Holders
There are approximately 12,300 record stockholders and 186,000 stockholders whose shares are held in street name by brokerage firms and financial institutions.

Issuer Purchases of Equity Securities
Fourth Quarter Ended October 31, 2021
Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs[1]
July 26, 2021 - August 29, 2021	—	—	—	4,239,594
August 30, 2021 - September 26, 2021	—	—	—	4,239,594
September 27, 2021 - October 31, 2021	252,100	$40.88	252,100	3,987,494
Total	252,100		252,100
1 On January 29, 2013, the Company's Board of Directors authorized the repurchase of 10,000,000 shares of its common stock with no expiration date. On January 26, 2016, the Board of Directors approved a two-for-one split of the Company’s common stock to be effective January 27, 2016. As part of the stock split resolution, the number of shares remaining to be repurchased was adjusted proportionately.

Dividends
The Company has paid dividends for 373 consecutive quarters. The annual dividend rate for fiscal 2022 was increased 6 percent to $1.04 per share, representing the 56th consecutive annual dividend increase. The Company is dedicated to returning excess cash flow to shareholders through dividend payments.

Shareholder return performance graph
The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend-reinvested basis, for the Company, the S&P 500 Index, and the S&P 500 Packaged Foods & Meats Index for the five years ended October 31, 2021. The graph assumes $100 was invested in each, as of the market close on October 31, 2016. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Item 6.  RESERVED

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Executive Overview

Fiscal 2021: The Company achieved record sales of $11.4 billion, a 19 percent increase from fiscal 2020, driven by double-digit growth from all four business segments and from all four go-to-market channels (U.S. retail, U.S. foodservice, U.S. deli, and international). Organic volume and organic net sales1 increased 1 percent and 14 percent, respectively (1See explanation of non-GAAP financial measures in the Consolidated Results section). Strong growth from the foodservice businesses, higher pricing across all segments, and the inclusion of the Planters® snack nuts business were the primary drivers of net sales growth. Demand remained elevated across the domestic retail, domestic deli, and international channels, while the domestic foodservice business experienced a significant recovery after the sharp decline experienced last year as a result of the COVID-19 pandemic. Net earnings were in line with last year as improved volume and sales were unable to offset higher costs as a result of inflation on raw materials, freight, labor, and supplies. Diluted earnings per share for fiscal 2021 was $1.66, flat to last year. The net impact to after-tax earnings from one-time acquisition costs and accounting adjustments related to the acquisition of the Planters® snack nuts business were approximately $37 million, or six cents per share, for fiscal 2021.

Refrigerated Foods segment profit for the full year increased as higher earnings from the foodservice business and the impact of numerous pricing actions fully offset significantly higher raw material costs, increased freight expenses, and higher operational costs. Grocery Products segment profit increased due to the addition of the Planters® snack nuts business and improved organic sales. International & Other segment profit improved significantly for the full year, driven by gains from exports, higher income from the Company's partners in the Philippines, South Korea, and Europe, and strong results in China. Earnings for Jennie-O Turkey Store declined due primarily to higher feed costs and increased freight expenses. Volume, net sales, and segment profit for all business segments were constrained by production labor shortages and supply chain disruptions during the second half of the fiscal year.

During fiscal 2021, the Company continued to prioritize investments to ensure the safety of all team members. For the full year, we absorbed approximately $21 million in direct incremental supply chain costs related to the COVID-19 pandemic to enhance safety measures in its production facilities related to the COVID-19 pandemic. The Company estimates most of these incremental supply chain costs are temporary and will eventually decline as the pandemic subsides. In addition to COVID-related investments, volume, net sales, and segment profit were negatively impacted by labor shortages and supply chain disruption.

The Company reinvested into the business through capital expenditures and returned a record amount of cash back to shareholders in the form of dividends. Capital expenditures in fiscal 2021 were $232 million, including investments in a pizza toppings expansion at our manufacturing facility in Nevada, Iowa, expanding capacity for Columbus® charcuterie in Omaha, Nebraska, significant progress on new production capabilities for retail and foodservice pepperoni, Project Orion, and many other projects to support growth of branded products. The annual dividend for 2022 will be $1.04 per share and marks the 56th consecutive year of dividend increases, representing an increase of 6 percent.

In June 2021, the Company acquired the Planters® snack nuts business for $3.4 billion in cash. Included in the acquisition were the Planters® , NUT-rition® , Planters® Cheez Balls and Corn Nuts® brands. This acquisition amplifies our scale in snacking and entertaining by complementing its other brands in the space, including Hormel® Gatherings®, Herdez®, Wholly®, SKIPPY®, and Columbus®.

Fiscal 2022 Outlook: The Company expects all four segments to deliver sales and earnings growth in fiscal 2022. On a consolidated basis, growth is expected in excess of our long-term growth algorithm due to strength in the Planters® snack nuts business, continued elevated demand across all businesses, improved production throughput, incremental capacity on high-growth categories such as pizza toppings and dry sausage, and the benefit from numerous pricing actions executed during fiscal 2021. The operating environment is expected to remain complex. Industry-wide labor shortages, incremental inflationary pressures, and further supply chain disruption pose the greatest risks to the outlook.

The Company remains in a strong financial position due to its consistent cash flow, liquidity, and strong balance sheet. We plan to continue to support the business through marketing and advertising investments for our leading brands as well as investments into our production capabilities, including new capacity for retail and foodservice pepperoni and a new production line for the SPAM® family of products. We also expect to benefit from the progress we have made on our Project Orion and One Supply Chain initiatives to transform our company and position it for long-term growth. Lastly, we remain committed to returning cash to shareholders in the form of dividends.

A detailed review of the Company's fiscal 2021 performance compared to fiscal 2020 appears in following section. A detailed review of the fiscal 2020 performance compared to fiscal 2019 is set forth in Part II, Item 7 of the Company's Form 10-K for the fiscal year ended October 25, 2020 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.

Results of Operations

Overview

The Company is a processor of branded and unbranded food products for retail, foodservice, deli, and commercial customers.

The Company operates in the following four reportable segments:

Segment	Business Conducted

Grocery Products	This segment consists primarily of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market, along with the sale of nutritional and private label shelf-stable products to retail, foodservice, and industrial customers. This segment also includes the results from the Company’s MegaMex Foods, LLC (MegaMex) joint venture.

Refrigerated Foods	This segment consists primarily of the processing, marketing, and sale of branded and unbranded pork, beef, and poultry products for retail, foodservice, deli, convenience store, and commercial customers.

Jennie-O Turkey Store	This segment consists primarily of the processing, marketing, and sale of branded and unbranded turkey products for retail, foodservice, and commercial customers.

International & Other	This segment includes Hormel Foods International, which manufactures, markets, and sells Company products internationally. This segment also includes the results from the Company’s international joint ventures and royalty arrangements.

The Company’s fiscal year consisted of 53 weeks in fiscal year 2021 and 52 weeks in fiscal years 2020 and 2019. Fiscal 2022 will consist of 52 weeks.

CONSOLIDATED RESULTS

Net Earnings and Diluted Earnings Per Share

	Fourth Quarter Ended			Year Ended
(in thousands, except per share amounts)	October 31, 2021	October 25, 2020	% Change	October 31, 2021	October 25, 2020	% Change
Net Earnings	$281,738	$234,356	20.2	$908,839	$908,082	0.1
Diluted Earnings Per Share	0.51	0.43	18.6	1.66	1.66	—
Adjusted Diluted Earnings Per Share (1)	0.51	0.43	18.6	1.73	1.66	4.2

Volume and Net Sales

	Fourth Quarter Ended			Year Ended
(in thousands)	October 31, 2021	October 25, 2020	% Change	October 31, 2021	October 25, 2020	% Change
Volume (lbs.)	1,379,848	1,209,434	14.1	4,933,136	4,794,706	2.9
Organic Volume(1)	1,308,606	1,209,434	8.2	4,818,820	4,794,706	0.5
Net Sales	$3,454,751	$2,420,105	42.8	$11,386,189	$9,608,462	18.5
Organic Net Sales(1)	3,185,297	2,420,105	31.6	10,940,372	9,608,462	13.9

(1)  See the "Non-GAAP Financial Measures" section below for a description of the Company's use of measures not defined by Generally Accepted Accounting Principles (GAAP)

Net sales for the fourth quarter were an all-time record, benefiting from pricing actions across the entire portfolio, organic volume growth, and the inclusion of the Planters® snack nuts business. Results from the foodservice businesses in Refrigerated Foods and Jennie-O Turkey Store were particularly strong due to the continued recovery in the foodservice industry after a significant decline in net sales in the fourth quarter of 2020.
For fiscal 2021, net sales were an all-time record. Strong growth from the foodservice businesses, higher pricing across all segments, and the inclusion of the Planters® snack nuts business were the primary drivers.

In fiscal 2022, the Company expects net sales growth from all four business segments, driven primarily by the impact of higher pricing across the portfolio, volume growth from the value-added businesses, and the benefit of a full year of the Planters® snack nuts business. Offsetting a portion of this growth will be the impact from the new pork supply agreement, which is expected to have a negative cumulative impact on the Refrigerated Foods and International & Other business segments of approximately $350 million.

Cost of Products Sold

	Fourth Quarter Ended			Year Ended
	October 31,	October 25,		October 31,	October 25,
(in thousands)	2021	2020	% Change	2021	2020	% Change
Cost of Products Sold	$2,876,669	$1,962,340	46.6	$9,458,283	$7,782,498	21.5

For fiscal 2021, cost of products sold for the fourth quarter and full year increased due to inflationary pressures stemming from raw materials, packaging, freight, labor, and many other inputs. The inclusion of the Planters® snack nuts business during the third quarter was also a driver of higher costs.

Direct incremental supply chain costs related to the COVID-19 pandemic for fiscal 2021 were approximately $21 million. This compares to approximately $80 million of higher operational costs related to the COVID-19 pandemic incurred during fiscal 2020.

In fiscal 2022, the Company expects cost of products sold to be higher due to the inclusion of the Planters® snack nuts business and continued inflation. Raw material input costs for pork, beef, turkey, and feed are anticipated to remain above historical levels.

Gross Profit

	Fourth Quarter Ended			Year Ended
	October 31,	October 25,		October 31,	October 25,
(in thousands)	2021	2020	% Change	2021	2020	% Change
Gross Profit	$578,081	$457,765	26.3	$1,927,906	$1,825,963	5.6
Percentage of Net Sales	16.7%	18.9%		16.9%	19.0%

Consolidated gross profit as a percentage of net sales for the fourth quarter and full year declined, driven primarily by broad-based inflationary pressures and a lag in mitigating pricing actions. Gross profit as a percentage of net sales for the fourth quarter of fiscal 2021 increased sequentially compared to the third quarter of fiscal 2021 as pricing actions across the entire portfolio became effective. Gross profit as a percentage of net sales declined for all four business segments in the fourth quarter and for the full year compared to fiscal 2020.

In fiscal 2022, the Company expects gross profit as a percentage of net sales to improve due to the impact of pricing actions taken across all business segments during fiscal 2021. Incremental cost inflation poses the largest risk to this assumption. The Company also expects to benefit in the first half of fiscal 2022 from the positive mix impact from the addition of the Planters® snack nuts business.

Selling, General, and Administrative (SG&A)

	Fourth Quarter Ended			Year Ended
	October 31,	October 25,		October 31,	October 25,
(in thousands)	2021	2020	% Change	2021	2020	% Change
SG&A	$230,441	$190,797	20.8	$853,071	$761,315	12.1
Percentage of Net Sales	6.7%	7.9%		7.5%	7.9%

SG&A expenses for the fourth quarter and full year increased due to the incremental and one-time acquisition-related costs related to the Planters® snack nuts business and higher employee-related expenses. As a percentage of sales, SG&A declined for both the fourth quarter and full year due to record net sales and disciplined expense management.

Advertising investments in the fourth quarter were $43 million compared to $29 million in fiscal 2020, an increase of 48 percent. Advertising investments increased 12 percent for the full year.

In fiscal 2022, the Company intends to continue investing in key brands including Planters®, SPAM®, SKIPPY®, Columbus®, Hormel® Black Label®, Hormel® pepperoni, and Jennie-O®.

Research and development continues to be a vital part of the Company's strategy to grow existing brands and expand into new branded items. Research and development expenses were $8.3 million and $33.6 million for the fiscal 2021 fourth quarter and year, respectively, compared to $8.4 million and $31.9 million for the corresponding periods in fiscal 2020.

Equity in Earnings of Affiliates

	Fourth Quarter Ended			Year Ended
	October 31,	October 25,		October 31,	October 25,
(in thousands)	2021	2020	% Change	2021	2020	% Change
Equity in Earnings of Affiliates	$10,041	$9,729	3.2	$47,763	$35,572	34.3

Equity in earnings of affiliates for the fourth quarter of fiscal 2021 increased due to improved earnings from the Company's joint venture in the Philippines. For the full year, equity in earnings of affiliates increased significantly due to strength at MegaMex and in the Philippines.

The Company accounts for its majority-owned operations under the consolidation method. Investments in which the Company owns a minority interest, and for which there are no other indicators of control, are accounted for under the equity or cost method. These investments, along with receivables from other affiliates, are included in the Consolidated Statements of Financial Position as investments in and receivables from affiliates. The composition of this line item as of October 31, 2021, was as follows:

(in thousands)	Investments/Receivables
United States	$205,413
Foreign	93,606
Total	$299,019

Interest and Investment Income and Interest Expense

	Fourth Quarter Ended			Year Ended
	October 31,	October 25,		October 31,	October 25,
(in thousands)	2021	2020	% Change	2021	2020	% Change
Interest and Investment Income	$10,138	$10,306	(1.6)	$46,878	$35,596	31.7
Interest Expense	(15,589)	(8,270)	(88.5)	(43,307)	(21,069)	(105.5)

Effective Tax Rate

	Fourth Quarter Ended		Year Ended
	October 31,	October 25,	October 31,	October 25,
	2021	2020	2021	2020
Effective Tax Rate	20.0%	15.9%	19.3%	18.5%

The effective tax rate for fiscal 2021 was impacted by stock-based compensation. The effective tax rate for fiscal 2020 was impacted by stock-based compensation and state tax settlements. For additional information, refer to Note N - Income Taxes.

The Company expects the effective tax rate in fiscal 2022 to be between 20.5 and 22.5 percent.

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

	Fourth Quarter Ended			Year Ended
	October 31,	October 25,		October 31,	October 25,
(in thousands)	2021	2020	% Change	2021	2020	% Change
Net Sales
Grocery Products	$905,030	$580,617	55.9	$2,809,445	$2,385,291	17.8
Refrigerated Foods	1,888,311	1,308,842	44.3	6,333,410	5,271,061	20.2
Jennie-O Turkey Store	459,754	373,471	23.1	1,495,151	1,333,459	12.1
International & Other	201,655	157,175	28.3	748,183	618,650	20.9
Total Net Sales	$3,454,751	$2,420,105	42.8	$11,386,189	$9,608,462	18.5
Segment Profit
Grocery Products	$111,235	$81,642	36.2	$382,197	$358,008	6.8
Refrigerated Foods	196,819	157,810	24.7	664,558	609,406	9.1
Jennie-O Turkey Store	30,492	32,618	(6.5)	76,006	105,585	(28.0)
International & Other	31,343	27,047	15.9	115,943	93,782	23.6
Total Segment Profit	369,888	299,116	23.7	1,238,704	1,166,782	6.2
Net Unallocated Expense	17,669	20,553	(14.0)	112,836	52,307	115.7
Noncontrolling Interest	12	169	(93.1)	301	272	10.8
Earnings Before Income Taxes	$352,230	$278,732	26.4	$1,126,170	$1,114,747	1.0

Grocery Products

	Fourth Quarter Ended			Year Ended
	October 31,	October 25,		October 31,	October 25,
(in thousands)	2021	2020	% Change	2021	2020	% Change
Volume (lbs.)	403,550	317,743	27.0	1,340,895	1,281,562	4.6
Net Sales	$905,030	$580,617	55.9	$2,809,445	$2,385,291	17.8
Segment Profit	111,235	81,642	36.2	382,197	358,008	6.8

Net sales for the fourth quarter of fiscal 2021 increased significantly due to the inclusion of the Planters® snack nuts business, higher pricing, and organic volume growth from the center store and Mexican foods portfolios. Growth from brands such as SPAM®, Hormel® Compleats®, Wholly®, and SKIPPY® contributed to the strong results. For fiscal 2021, net sales increased due to the contribution from the Planters® snack nuts business and the benefit of pricing actions across the portfolio, especially in the fourth fiscal quarter.

For the fourth quarter and full year, segment profit increased due to the addition of the Planters® snack nuts business and improved organic sales. Higher pricing across the portfolio helped mitigate inflationary pressure. Volume, net sales, and segment profit were constrained by production labor shortages and supply chain disruptions.

Looking ahead to fiscal 2022, Grocery Products expects to continue to benefit from the addition of the Planters® snack nuts business, pricing actions taken on most product lines, and strong demand for many of its leading retail and Mexican foods brands. Risks to profitability include additional inflationary pressures and labor shortages impacting production on key product lines.

Refrigerated Foods

	Fourth Quarter Ended			Year Ended
	October 31,	October 25,		October 31,	October 25,
(in thousands)	2021	2020	% Change	2021	2020	% Change
Volume (lbs.)	657,488	572,873	14.8	2,437,217	2,360,571	3.2
Net Sales	$1,888,311	$1,308,842	44.3	$6,333,410	$5,271,061	20.2
Segment Profit	196,819	157,810	24.7	664,558	609,406	9.1

The continued recovery in the foodservice industry, numerous pricing actions, and strong demand led to significant net sales growth in the fourth quarter of fiscal 2021. Compared to last year, the foodservice business delivered volume and net sales gains in every category. Retail and deli net sales benefited from higher pricing and continued elevated demand for products such as Columbus® grab-and-go items, Hormel® Gatherings® party trays, Hormel® Black Label® bacon, Hormel® pepperoni, and Applegate® natural and organic meats. For the full year, net sales increased due to strong growth from the retail, deli, and foodservice businesses within Refrigerated Foods, which benefited from pricing actions impacting the second half of the year.

Segment profit for the fourth quarter increased primarily due to higher foodservice sales. Higher pricing across the portfolio helped mitigate inflationary pressure. For fiscal 2021, higher earnings from the foodservice business and the impact of numerous pricing actions fully offset significantly higher raw material costs, increased freight expenses, and higher operational expenses. Volume, net sales, and segment profit were constrained by production labor shortages and supply chain disruptions.

In fiscal 2022, Refrigerated Foods is expecting continued net sales growth from the retail, deli, and foodservice businesses due to strong demand and pricing actions taken throughout fiscal 2021. Net sales will be negatively impacted by lower commodity sales due to the new pork supply contract. Profitability is expected to improve due to higher pricing and a more profitable product mix. Risks to profitability include additional inflationary pressures and labor shortages impacting production on key product lines.

Jennie-O Turkey Store

	Fourth Quarter Ended			Year Ended
	October 31,	October 30,		October 31,	October 30,
(in thousands)	2021	2020	% Change	2021	2020	% Change
Volume (lbs.)	240,771	237,435	1.4	824,184	815,425	1.1
Net Sales	$459,754	$373,471	23.1	$1,495,151	$1,333,459	12.1
Segment Profit	30,492	32,618	(6.5)	76,006	105,585	(28.0)

For the fourth quarter of fiscal 2021, volume and sales increased as the continued recovery in foodservice, strong demand for Jennie-O® retail items, and higher prices across the portfolio more than offset the negative impact from shifting whole bird shipments to earlier in the year. For the full year, sales increased significantly due to favorable commodity prices and higher value-added volumes and pricing.

Segment profit for the fourth quarter and full year 2021 declined due primarily to higher feed costs and increased freight expenses.

Looking ahead to fiscal 2022, Jennie-O Turkey Store expects momentum from its value-added and commodity businesses to continue due to the benefit of improved pricing and strong demand. Segment profit is expected to improve in fiscal 2022 due to higher pricing. Increased feed, operational, and logistics costs are expected to weigh on profitability near-term, with improvement expected in the back half of the year.

International & Other

	Fourth Quarter Ended			Year Ended
	October 31,	October 25,		October 31,	October 25,
(in thousands)	2021	2020	% Change	2021	2020	% Change
Volume (lbs.)	78,039	81,383	(4.1)	330,841	337,149	(1.9)
Net Sales	$201,655	$157,175	28.3	$748,183	$618,650	20.9
Segment Profit	31,343	27,047	15.9	115,943	93,782	23.6

Net sales growth for the fourth quarter and full year was broad-based, driven by strong demand and higher prices for branded exports and improved results in China. Fresh pork export volume declined for the quarter and for the full year due to labor shortages.

For the fourth quarter of fiscal 2021, all areas of the business delivered growth in segment profits, led by higher export margins and China. Segment profit improved significantly for the full year, driven by gains from exports, higher income from the Company's partners in the Philippines, South Korea, and Europe, and strong results in China.

The International & Other segment anticipates business momentum to continue, led by growth in China, strong export demand, and the impact of higher prices in fiscal 2022. Net sales and profits will be modestly impacted by lower commodity sales due to the new pork supply contract. International shipping interruptions pose a risk to export sales and profit growth.

Unallocated Income and Expense
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

	Fourth Quarter Ended		Year Ended
	October 31,	October 25,	October 31,	October 25,
(in thousands)	2021	2020	2021	2020
Net Unallocated Expense	$17,669	$20,553	$112,836	$52,307
Noncontrolling Interest	12	169	301	272

Net Unallocated Expense decreased for the fourth quarter of fiscal 2021 as favorable reserve adjustments more than offset higher interest expense and lower investment income. For the full year, Net Unallocated Expense increased significantly due to one-time acquisition costs and accounting adjustments related to the acquisition of the Planters® snack nuts business of $43 million and higher interest expense. These increases were partially offset by higher investment income.

Non-GAAP Financial Measures

The non-GAAP adjusted financial measurements of adjusted operating income, adjusted selling, general, and administrative expenses, and adjusted diluted earnings per share are presented to provide investors with additional information to facilitate the comparison of past and present operations. These measurements exclude the impact of the acquisition-related expenses and accounting adjustments related to the acquisition of the Planters® snack nuts business. The tax impact was calculated using the effective tax rate for the quarter in which the expenses and accounting adjustments were incurred.

The non-GAAP adjusted financial measurements of organic net sales and organic volume are presented to provide investors with additional information to facilitate the comparison of past and present operations. Organic net sales and organic volume are defined as net sales and volume, excluding the impact of acquisitions and divestitures. Organic net sales and organic volume exclude the impacts of the acquisition of the Planters® snack nuts business (June 2021) in the Grocery Products, Refrigerated Foods, and International & Other segments and the Sadler's Smokehouse acquisition (March 2020) in the Refrigerated Foods segment.

The Company provides Earnings before interest and taxes (EBIT) and Earnings before interest, taxes, depreciation and amortization (EBITDA) because these measures are useful to management and investors as indicators of operating strength relative to prior years and are commonly used to benchmark the Company’s performance.

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

The tables below show the calculations to reconcile from the GAAP measures to the non-GAAP adjusted measures.

ADJUSTED DILUTED EARNINGS PER SHARE (NON-GAAP)

	Year Ended
	October 31, 2021			October 25, 2020
(in thousands, except per share amounts)	Reported GAAP	Acquisition Costs and Adjustments	Non-GAAP	Reported GAAP	Non-GAAP % Change
Net Sales	$11,386,189	$—	$11,386,189	$9,608,462	18.5
Cost of Products Sold	9,458,283	(12,900)	9,445,383	7,782,498	21.4
Gross Profit	1,927,906	12,900	1,940,806	1,825,963	6.3
Selling, General, and Administrative	853,071	(30,303)	822,768	761,315	8.1
Equity in Earnings of Affiliates	47,763	—	47,763	35,572	34.3
Operating Income	1,122,599	43,203	1,165,802	1,100,220	6.0
Interest and Investment Income (Expense)	46,878	—	46,878	35,596	31.7
Interest Expense	(43,307)	—	(43,307)	(21,069)	105.5
Earnings Before Income Taxes	1,126,170	43,203	1,169,373	1,114,747	4.9
Provision for Income Taxes	217,029	5,975	223,004	206,393	8.0
Net Earnings	909,140	37,228	946,368	908,354	4.2
Less: Net Earnings Attributable to Noncontrolling Interest	301	—	301	272	10.7
Net Earnings Attributable to Hormel Foods Corporation	$908,839	$37,228	$946,067	$908,082	4.2

Diluted Net Earnings Per Share	$1.66	$0.06	$1.73	$1.66	4.2

ORGANIC VOLUME (NON-GAAP)

	Fourth Quarter Ended
	October 31, 2021			October 25, 2020
(lbs., in thousands)	Reported (GAAP)	Acquisitions	Organic (Non-GAAP)	Reported (GAAP)	Organic % Change
Grocery Products	403,550	(58,665)	344,885	317,743	8.5
Refrigerated Foods	657,488	(10,738)	646,750	572,873	12.9
Jennie-O Turkey Store	240,771	—	240,771	237,435	1.4
International & Other	78,039	(1,838)	76,201	81,383	(6.4)
Total Volume	1,379,848	(71,242)	1,308,606	1,209,434	8.2

	Year Ended
	October 31, 2021			October 25, 2020
(lbs., in thousands)	Reported (GAAP)	Acquisitions	Organic (Non-GAAP)	Reported (GAAP)	Organic % Change
Grocery Products	1,340,895	(88,789)	1,252,106	1,281,562	(2.3)
Refrigerated Foods	2,437,217	(22,688)	2,414,529	2,360,571	2.3
Jennie-O Turkey Store	824,184	—	824,184	815,425	1.1
International & Other	330,841	(2,840)	328,001	337,149	(2.7)
Total Volume	4,933,136	(114,316)	4,818,820	4,794,706	0.5

ORGANIC NET SALES (NON-GAAP)

	Fourth Quarter Ended
	October 31, 2021			October 25, 2020
(in thousands)	Reported (GAAP)	Acquisitions	Organic (Non-GAAP)	Reported (GAAP)	Organic % Change
Grocery Products	$905,030	$(221,689)	$683,341	$580,617	17.7
Refrigerated Foods	1,888,311	(41,418)	1,846,893	1,308,842	41.1
Jennie-O Turkey Store	459,754	—	459,754	373,471	23.1
International & Other	201,655	(6,346)	195,309	157,175	24.3
Total Net Sales	$3,454,751	$(269,454)	$3,185,297	$2,420,105	31.6

	Year Ended
	October 25, 2020			October 25, 2020
(in thousands)	Reported (GAAP)	Acquisitions	Organic (Non-GAAP)	Reported (GAAP)	Organic % Change
Grocery Products	$2,809,445	$(339,370)	$2,470,075	$2,385,291	3.6
Refrigerated Foods	6,333,410	(97,444)	6,235,966	5,271,061	18.3
Jennie-O Turkey Store	1,495,151	—	1,495,151	1,333,459	12.1
International & Other	748,183	(9,003)	739,180	618,650	19.5
Total Net Sales	$11,386,189	$(445,817)	$10,940,372	$9,608,462	13.9

EBIT and EBITDA

	Year Ended
(in thousands)	October 31, 2021	October 25, 2020
EBIT:
Net Earnings Attributable to Hormel Foods Corporation	$908,839	$908,082
Plus: Income Tax Expense	217,029	206,393
Plus: Interest Expense	43,307	21,069
Less: Interest and Investment Income	46,878	35,596
EBIT	$1,122,297	$1,099,948
EBITDA:
EBIT per above	1,122,297	1,099,948
Plus: Depreciation and Amortization	228,406	205,781
EBITDA	$1,350,704	$1,305,729

LIQUIDITY AND CAPITAL RESOURCES
When assessing liquidity and capital resources, the Company evaluates cash and cash equivalents, short-term and long-term investments, income from operations, and borrowing capacity.

Cash Flow Highlights

	Year Ended
(in millions)	October 31, 2021	October 25, 2020
Cash and Cash Equivalents	$614	$1,714
Cash Provided By (Used in) Operating Activities	1,002	1,128
Cash Provided by (Used in) Investing Activities	(3,626)	(656)
Cash Provided by (Used in) Financing Activities	1,521	566

Cash and cash equivalents declined in fiscal 2021 as the Company made significant investments in the acquisition of the Planters® snack nuts business, dividend payments, repayment of long-term debt, and capital expenditures. Additional details related to significant drivers of cash flows are provided below.

Cash Provided by (Used in) Operating Activities
▪Cash flows from operating activities were largely impacted by changes in operating assets and liabilities.
–Accounts receivable increased $192 million in fiscal 2021 primarily due to increased sales and the incremental impact of the Planters® snack nuts business. The $120 million increase in fiscal 2020 is largely due to increased sales and the timing of collections.
–In fiscal 2021, inventory increased $145 million due to inflation in raw material and supplies and the acquisition of the Planters® snack nuts business.
–Accounts payable and accrued expenses increased $115 million in fiscal 2021 related to the incremental impact of the Planters® snack nuts business. In fiscal 2020, cash flows benefited from a $111 million increase due to the timing of payments.

Cash Provided by (Used in) Investing Activities
▪In fiscal 2021, the Company acquired the Planters® snack nuts business for $3.4 billion. In fiscal 2020, the Company acquired the assets of Sadler's Smokehouse for $271 million.
▪Capital expenditures were $232 million and $368 million in fiscal 2021 and 2020, respectively. Significant spending included several multi-year projects including the pizza toppings expansion at our manufacturing facility in Nevada, Iowa, a new dry sausage facility in Omaha, Nebraska, and Project Orion, as well as ongoing investments to support food and employee safety and the growth of branded products.

Cash Provided by (Used in) Financing Activities
▪The Company issued $2.3 billion and $1.0 billion of long-term debt in fiscal 2021 and 2020, respectively. Proceeds from these issuances, along with cash on hand, were used to fund the acquisition of the Planters® snack nuts business. See Note L - Long-term Debt and Other Borrowing Arrangements for more information.
▪Cash dividends paid to the Company’s shareholders continues to be an ongoing financing activity for the Company with payments totaling $523 million in fiscal 2021 and $487 million in fiscal 2020. The dividend rate was $0.98 per share in fiscal 2021, which reflected a 5 percent increase over the fiscal 2020 rate of $0.93 per share.
▪The Company repaid $250 million of its senior unsecured notes upon maturity in fiscal 2021.

Sources and Uses of Cash

The Company believes its balanced business model, with diversification across raw material inputs, channels, and categories, provides stability in ever changing economic environments. The Company applies a waterfall approach to capital resource allocation, which focuses first on required uses of cash such as capital expenditures to maintain facilities, dividend returns to investors, and mandatory debt repayments. Next, the Company looks to strategic items in support of growth initiatives such as acquisitions and innovation investments, which is followed by opportunistic uses including incremental debt repayment and share repurchases. The Company believes its anticipated income from operations, cash on hand, and borrowing capacity under the current credit facility will be adequate to meet all short-term and long-term commitments. The Company's ability to leverage its balance sheet through the issuance of debt provides the flexibility to take advantage of strategic opportunities which may require additional funding.

Capital expenditures for fiscal 2022 are estimated to be $310 million. The largest projects are expected to include new capacity for retail and foodservice pepperoni and a new production line for the SPAM® family of products.

The Company remains committed to providing a return to investors through cash dividends. The annual dividend rate for fiscal 2022 was increased 6 percent to $1.04 per share, representing the 56th consecutive annual dividend increase.

The following table shows the Company's other material cash commitments as of October 31, 2021:

(in millions)	Payments Due by Periods
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase Commitments(1)	$3,650	$1,180	$1,391	$776	$302
Debt Repayments(2)	3,300	—	950	—	2,350
Interest Payments on Long-term Debt(2)	797	55	108	98	536
Pension & Other Post-retirement Benefit Payments(3)	322	31	64	65	161
Lease Obligations(4)	141	30	49	29	32

(1) The Company commits to purchase quantities of livestock, grain, and other raw materials to ensure a steady supply of production inputs. The Company uses hedging programs to manage price risk associated with a portion of the future grain and hog commitments. The purchase commitments listed above do not reflect the impact of the hedging instruments that manage the risk of fluctuating commodity markets. See Note F - Derivatives and Hedging and Note J - Commitments and Contingencies for more information.
(2) As of October 31, 2021, the Company’s outstanding debt included unsecured senior notes due in fiscal 2024, 2028, 2030, and 2051. The Company is required by certain covenants in its debt agreements to maintain specified levels of financial ratios and financial position. As of October 31, 2021, the Company was in compliance with all debt covenants. See Note L - Long-term Debt and Other Borrowing Arrangements for additional details.

(3) Represents pension and other post-retirement benefit payments related to the Company's unfunded defined benefit plans. Benefit payments reflect expectations for the next ten years as estimates are not readily available beyond that point. See Note G - Pension and Other Post-retirement Benefits for additional details.

(4) For more information on the Company's lease obligations, see Note K - Leases.

As of October 31, 2021, the Company had $47.3 million of standby letters of credit issued on its behalf. The standby letters of credit are primarily related to the Company’s self-insured workers compensation programs. However, this amount includes revocable standby letters of credit totaling $3.1 million for obligations of an affiliated party that may arise under workers compensation claims. Letters of credit are not reflected in the Company’s Consolidated Statements of Financial Position.

CRITICAL ACCOUNTING ESTIMATES

This discussion and analysis of financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of these financial statements requires the Company to make estimates, judgments, and assumptions that can have a meaningful effect on the reporting of consolidated financial statements. See Note A - Summary of Significant Accounting Policies for additional information.

Critical accounting estimates are defined as those reflective of significant judgments, estimates and uncertainties, which may result in materially different results under different assumptions and conditions. As conditions resulting from the COVID-19 pandemic continue to evolve, the Company expects these judgments and estimates may be subject to change, which could materially impact future periods. The Company believes the following are its critical accounting estimates:

Revenue Recognition

Description: The Company recognizes sales at the point in time when the performance obligation has been satisfied and control of the product has transferred to the customer. Obligations for the Company are usually fulfilled once shipped product is received or picked up by the customer. Revenue is recorded net of applicable provisions for discounts, returns, and allowances.

Judgments and Uncertainties: The Company offers various sales incentives to customers and consumers. Incentives offered off-invoice include prompt pay allowances, will call allowances, spoilage allowances, and temporary price reductions. These incentives are recognized as reductions of revenue at the time control is transferred. Coupons are used as an incentive for consumers to purchase various products. The coupons reduce revenues at the time they are offered, based on estimated redemption rates. Promotional contracts are performed by customers to promote the Company’s products to consumers. These incentives reduce revenues at the time of performance through direct payments and accrued promotional funds. Accrued promotional funds are unpaid liabilities for promotional contracts in process or completed at the end of a quarter or fiscal year. Accruals with customers are based on defined performance.

Sensitivity of Estimate to Change: The liability relating to these agreements is based on a review of the outstanding contracts on which performance has taken place but which the promotional payments relating to such contracts remain unpaid as of the end of the fiscal year. The level of customer performance and the historical spend rate versus contracted rates are estimates used to determine these liabilities.

Income Taxes

Description: The Company records income taxes in accordance with the liability method of accounting. Deferred taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax law. Changes in enacted tax rates are reflected in the tax provision as they occur.

Judgments and Uncertainties: The Company computes its provision for income taxes based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it operates. Judgment is required in evaluating the Company’s tax positions and determining its annual tax provision.

Sensitivity of Estimate to Change: While the Company considers all of its tax positions fully supportable, the Company is occasionally challenged by various tax authorities regarding the amount of taxes due. The Company recognizes a tax position in its financial statements when it is more likely than not the position will be sustained upon examination, based on its technical merits. The position is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. A change in judgment related to the expected ultimate resolution of uncertain tax positions will be recognized in earnings in the quarter of such change. As of October 31, 2021, the Company had $27.1 million of unrecognized tax benefits, including interest and penalties, recorded in Other Long-term Liabilities.

Business Combinations

Description: The Company accounts for business combinations using the acquisition method of accounting. The Company allocates the purchase price of an acquired business to the assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date with the excess recorded as Goodwill.

Judgments and Uncertainties: The acquisition method of accounting requires the Company to make significant estimates and assumptions regarding the fair value of the acquired assets. Fair value of the assets and liabilities acquired is determined through established valuation techniques, such as the income, cost or market approach. The Company may utilize third-party valuation experts to assist in the fair value determination. The fair value measurements of identifiable intangibles are based on available historical information and expectations and assumptions about the future. Significant assumptions used to value identifiable intangible assets may include projected revenue growth, estimated cash flows, discount rates, royalty rates, and other factors.

Determining the useful life of an intangible asset also requires judgment. Certain acquired brands are expected to have indefinite lives based on their history and the Company’s intent to continue to support and build the brands. Other acquired assets, such as customer relationships, are expected to have determinable useful lives.

Sensitivity of Estimate to Change: On June 7, 2021 the Company acquired the Planters® snack nuts business for $3.4 billion and used a third-party valuation specialist to perform the valuation of the assets acquired. Refer to Note B - Acquisitions and Divestitures for more information. The Company acquired tradenames which were determined to have a fair value of $712.0 million. Key assumptions used to calculate the fair value of the tradenames using a relief from royalty model included revenue projections, royalty rates, and discount rates. The Company also identified customer relationships which were assigned a fair value of $51.0 million using the distributor method under the income approach. Assumptions in valuing this asset included future earnings projections, customer attrition rate, and discount rate, among others. The Company believes the estimates applied to be based on reasonable assumptions, but which are inherently uncertain. As a result, actual results may differ from the assumptions and judgments used to determine fair value of the assets acquired, which could result in material impairment losses in the future.

Goodwill and Other Indefinite-Lived Intangibles

Description: Other indefinite-lived intangible assets primarily include tradenames obtained through business acquisitions which are originally recorded at their estimated fair values at the date of acquisition. Goodwill is the residual after allocating the purchase price to net assets acquired and is allocated across the Company’s reporting units: Grocery Products, Refrigerated Foods, Jennie-O Turkey Store, and International. Goodwill and indefinite-lived intangible assets are not amortized but tested annually for impairment, or more frequently if impairment indicators arise. If the carrying value of these assets exceeds the estimated fair value, the asset is considered impaired which requires a reduction to earnings. See Note A - Summary of Significant Accounting Policies for additional details regarding the Company’s procedures.

Judgments and Uncertainties: Determining whether impairment indicators exist and estimating the fair value of the Company’s goodwill reporting units and intangible assets for impairment testing requires significant judgment. Indefinite-lived tradenames are evaluated for impairment using an income approach utilizing the relief from royalty method. Significant assumptions include royalty rate, annual projected revenue, discount rate, and estimated long term growth rate. Estimating the fair value of goodwill reporting units using the discounted cash flow model requires management to make assumptions and projections of future cash flows, revenues, earnings, discount rates, long term growth rates, and other factors.

Sensitivity of Estimate to Change: The assumptions used to assess impairment consider historical trends, macroeconomic conditions, and projections consistent with the Company’s operating strategy. Changes in these estimates can have a significant impact on the assessment of fair value which could result in material impairment losses.

During the fourth quarter of fiscal 2021, the Company elected to perform a quantitative assessment of goodwill. No goodwill impairment charges were recorded as a result of the testing and the estimated fair value of each goodwill reporting unit exceeded the calculated carrying value by more than 50 percent. A 10 percent decline in projected cash flows or 10 percent increase in the discount rate would not result in an impairment.

The Company also elected to perform quantitative impairment testing for indefinite-lived intangible assets. The estimated fair value of each indefinite-lived intangible asset exceeded the carrying value by more than 10 percent as such no impairment charges were recorded. A 10 percent decline in forecasted revenue or 10 percent increase in the discount rate would not result in a material impairment.

Pension and Other Post-Retirement Benefits

Description: The Company sponsors several defined benefit pension and post-retirement health care benefit plans and recognizes the associated expenses, assets, and liabilities.

Judgments and Uncertainties: In accounting for these employment costs and the associated benefit obligations, management must make a variety of assumptions and estimates including mortality rates, discount rates, compensation increases, expected return on plan assets, and health care cost trend rates. The Company considers historical data as well as current facts and circumstances when determining these estimates. Expected long-term rate of return on plan assets is based on fair value, composition of the asset portfolio, historical long-term rates of return, and estimates of future performance. Mortality and discount rates used are based on actuarial tables elected at each fiscal year-end. The Company uses third-party specialists to assist in the determination of these estimates and the calculation of certain employee benefit expenses and the outstanding obligation.

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

Sensitivity of Estimate to Change: The assumed discount rate, expected long-term rate of return on plan assets, rate of future compensation increase, and health care cost trend rate have a significant impact on the amounts reported for the benefit plans. For the year ended October 31, 2021, the Company had $1,712.0 million and $274.7 million in pension benefit obligation and post-retirement benefit obligation, respectively. For fiscal 2022, the Company expects a credit of $6.6 million in pension benefit costs and an expense of $10.5 million in post-retirement benefit costs. A one-percentage-point change in these rates would have the following effects:

	1-Percentage-Point
	Benefit Cost		Benefit Obligation
(in millions)	Increase	Decrease	Increase	Decrease
Pension Benefits
Discount Rate	$(6.5)	$23.3	$(219.3)	$277.3
Expected Long-term Rate of Return on Plan Assets	(16.7)	16.7	—	—
Rate of Future Compensation Increase	5.9	(5.2)	16.3	(14.6)
Post-retirement Benefits
Discount Rate	$(0.8)	$5.5	$(24.6)	$29.4
Health Care Cost Trend Rate	0.7	(0.9)	27.2	(23.4)

As of October 31, 2021, the Company had $109.4 million and $821.8 million of private equity and NAV investments, respectively. These valuations are subject to judgments and assumptions of the funds which may prove to be incorrect, resulting in risks of incorrect valuation of these investments. The Company seeks to mitigate these risks by evaluating the appropriateness of the funds’ judgments and assumptions by reviewing the financial data included in the funds’ financial statements. The Company also holds quarterly meetings with the investment adviser to review fund performance, which include comparisons to the relevant indices. On an annual basis, the Company performs pricing tests on certain underlying investments to gain additional assurance of the reliability of values received from the fund manager.

See Note G - Pension and Other Post-retirement Benefits for additional information.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Hog Markets: The Company’s earnings are affected by fluctuations in the live hog market. To minimize the impact on earnings and ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 10 years. Hogs purchased under contract accounted for 96 percent and 95 percent of the total hogs purchased by the Company during fiscal 2021 and 2020, respectively. The majority of these contracts use market-based formulas based on hog futures, hog primal values, or industry reported hog markets. Other contracts use a formula based on the cost of production, which can fluctuate independently from hog markets. The Company’s value-added, branded portfolio helps mitigate changes in hog and pork market prices. Therefore, a hypothetical 10 percent change in the cash hog market would have had an immaterial effect on the Company’s results of operations.

The Company utilizes a hedge program to reduce exposure and offset the fluctuations in the Company’s future direct hog purchases. This program utilizes lean hog futures which are accounted for under cash flow hedge accounting. The fair value of the Company’s open futures contracts in this program as of October 31, 2021, was $(0.2) million compared to $3.1 million as of October 25, 2020. The Company measures its market risk exposure on its lean hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for lean hogs. A 10 percent decrease in the market price for lean hogs would have negatively impacted the fair value of the Company’s October 31, 2021, open lean hog contracts by $7.9 million, which in turn would lower the Company’s future cost on purchased hogs by a similar amount.

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

The Company utilizes a hedge program to reduce exposure and offset the fluctuation in the Company’s future direct grain purchases. This program utilizes grain futures, swaps, and options for Jennie-O Turkey Store, and these contracts are accounted for under cash flow hedge accounting. The fair value of the Company’s open grain contracts as of October 31, 2021, was $25.5 million compared to $(0.1) million as of October 25, 2020. The Company measures its market risk exposure on its grain contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain. A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s October 31, 2021, open grain contracts by $14.5 million, which in turn would lower the Company’s future cost on purchased grain by a similar amount.

Other Input Costs: The costs of raw materials, packaging materials, freight, fuel, and energy may cause the Company's results to fluctuate significantly. To manage input cost volatility, the Company pursues cost saving measures, forward pricing, derivatives, and pricing actions when necessary.

Investments: The Company has corporate-owned life insurance policies classified as trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans. As of October 31, 2021, the balance of these securities totaled $203.0 million compared to $173.1 million as of October 25, 2020. The rabbi trust is invested primarily in fixed income funds. The Company is subject to market risk due to fluctuations in the value of the remaining investments as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis. A 10 percent decline in the value of the investments not held in fixed income funds would have a negative impact to the Company’s pretax earnings of approximately $10.0 million, while a 10 percent increase in value would have a positive impact of the same amount.

International Assets: The fair values of certain Company assets are subject to fluctuations in foreign currencies. The Company’s net asset position in foreign currencies as of October 31, 2021, was $657.2 million, compared to $541.2 million as of October 25, 2020, with most of the exposure existing in Chinese yuan and Brazilian real. Changes in currency exchange rates impact the fair values of the Company assets either currently through the Consolidated Statements of Operations within Interest and Investment Income or through the Consolidated Statements of Financial Position within Accumulated Other Comprehensive Loss.

The Company measures its foreign currency exchange risk by using a 10 percent sensitivity analysis on the Company’s primary foreign net asset position, the Chinese yuan and the Brazilian real, as of October 31, 2021. A 10 percent strengthening in the value of the Chinese yuan relative to the U.S. dollar would result in other comprehensive income of approximately $43.3 million pretax. A 10 percent weakening in the value of the Chinese yuan relative to the U.S. dollar would result in other comprehensive loss of approximately $35.4 million pretax. A 10 percent strengthening in the value of the Brazilian real relative to the U.S. dollar would result in other comprehensive income of approximately $11.7 million pretax. A 10 percent weakening in the value of the Brazilian real relative to the U.S. dollar would result in other comprehensive loss of approximately $9.6 million pretax.

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

On June 7, 2021, the Company acquired the Planters® snack nuts business. In conducting its assessment of the effectiveness of the Company's internal control over financial reporting at October 31, 2021, management has excluded the acquired business from the assessment. The Planters® snack nuts business represented approximately 4 percent and 4 percent of the Company’s consolidated Net Sales and Total Assets, respectively, for the fiscal year ended October 31, 2021. The acquired business is in process of being fully integrated into the Company's existing operations. Based on our evaluation under the framework in Internal Control - Integrated Framework, we concluded that our internal control over financial reporting was effective as of October 31, 2021. Our internal control over financial reporting as of October 31, 2021, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ James P. Snee	/s/ James N. Sheehan
Chairman of the Board,	Executive Vice President
President and Chief Executive Officer	and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hormel Foods Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Hormel Foods Corporation’s internal control over financial reporting as of October 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hormel Foods Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 31, 2021, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal controls over financial reporting did not include the internal controls of the Planters® snack nuts business, which is included in the 2021 consolidated financial statements of the Company and constituted 4% of total assets as of October 31, 2021 and 4% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include the evaluation of the internal control over financial reporting of the Planters® snack nuts business.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated statements of financial position of the Company as of October 31, 2021 and October 25, 2020, the related consolidated statements of operations, comprehensive income, changes in shareholders’ investment, and cash flows for each of the three years in the period ended October 31, 2021 and the related notes and financial statement schedule listed in the index at Item 15 and our report dated December 10, 2021 expressed an unqualified opinion thereon.

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
December 10, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hormel Foods Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of Hormel Foods Corporation (the Company) as of October 31, 2021 and October 25, 2020, the related consolidated statements of operations, comprehensive income, changes in shareholders’ investment, and cash flows for each of the three years in the period ended October 31, 2021 and the related notes and financial statement schedule listed in the index at Item 15 (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2021 and October 25, 2020, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated December 10, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Alternative Investments - Pension Assets

Description of the Matter
At October 31, 2021, the Company had $1.7 billion in plan assets related to the defined benefit pension plans. Approximately 55% of the total pension assets are in private equity funds, real estate – domestic funds, global stocks – collective investment funds, hedge funds, fixed income – hedge funds, and fixed income – collective investment funds. These types of investments are referred to as “alternative investments.” As documented in Note F of the financial statements, these alternative investments are valued at net asset value (NAV) or are valued using significant unobservable inputs.

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

Valuation of Alternative Investments - Pension Assets
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

Valuation of acquired intangible assets - trade names
Description of the Matter
As described in Note B to the consolidated financial statements, during the year-ended October 31, 2021, the Company completed the acquisition of the Planters® snack nuts business for a cash purchase price of $3.4 billion. The Company’s accounting for this acquisition included determining the fair value of the $763 million of identifiable intangible assets acquired, which included trade names and customer relationships, with the remaining residual value recorded as goodwill.

Auditing the Company's accounting for its acquisition of the Planters® snack nuts business was complex due to the significant estimation uncertainty in the Company’s determination of the fair value of the identified intangible assets. The primary intangible assets identified were trade names which were determined to have a fair value of $712 million. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions about the future performance of the acquired business. The Company used a relief from royalty model to measure the identified trade names. The significant assumptions used to estimate the value of the trade names included net sales projections, royalty rates, and discount rates, which are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting for acquisitions. For example, our tests included controls over the estimation process supporting the recognition and measurement of consideration transferred and trade names. We also tested management’s review of the valuation models and significant assumptions used in the valuations.
To test the estimated fair value of the trade name intangible assets, we performed audit procedures that included, among others, evaluating the Company's selection of the valuation methodology, evaluating the methods and significant assumptions used by management, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We involved our valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimates. We compared the significant assumptions to current industry, market and economic trends, to the assumptions used to value similar assets in other acquisitions, and to the historical results of the acquired business. We also performed sensitivity analyses of significant assumptions to evaluate the changes in fair value of the acquired trade name intangible assets that would result from changes in the assumptions.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 1931.
Minneapolis, Minnesota
December 10, 2021

Consolidated Statements of Financial Position

	October 31,	October 25,
(in thousands, except share and per share amounts)	2021	2020
Assets
Current Assets
Cash and Cash Equivalents	$613,530	$1,714,309
Short-term Marketable Securities	21,162	17,338
Accounts Receivable (Net of Allowance for Doubtful Accounts of $4,033 at October 31, 2021, and $4,012 at October 25, 2020)	895,719	702,419
Inventories	1,369,198	1,072,762
Taxes Receivable	8,293	41,449
Prepaid Expenses	24,971	18,349
Other Current Assets	14,943	12,438
Total Current Assets	2,947,816	3,579,063

Goodwill	4,929,102	2,612,727
Other Intangibles	1,822,273	1,076,285
Pension Assets	289,096	183,232
Investments In and Receivables from Affiliates	299,019	308,372
Other Assets	299,907	250,382
Property, Plant, and Equipment
Land	72,133	62,543
Buildings	1,332,881	1,250,529
Equipment	2,415,063	2,084,930
Construction in Progress	316,455	369,453
Less: Allowance for Depreciation	(2,027,414)	(1,869,233)
Net Property, Plant, and Equipment	2,109,117	1,898,222
Total Assets	$12,696,329	$9,908,282

Liabilities and Shareholders’ Investment
Current Liabilities
Accounts Payable	$793,310	$644,609
Accrued Expenses	51,192	59,136
Accrued Workers Compensation	27,350	25,070
Accrued Marketing Expenses	114,746	108,502
Employee Related Expenses	241,977	252,845
Taxes Payable	23,520	22,480
Interest and Dividends Payable	154,803	132,632
Current Maturities of Long-term Debt	8,756	258,691
Total Current Liabilities	1,415,654	1,503,965

Long-term Debt Less Current Maturities	3,315,147	1,044,936
Pension and Post-retirement Benefits	546,362	552,878
Other Long-term Liabilities	162,623	157,399
Deferred Income Taxes	278,183	218,779
Shareholders’ Investment
Preferred Stock, Par Value $0.01 a Share — Authorized 160,000,000 Shares; Issued — None	—	—
Common Stock, Nonvoting, Par Value $0.01 a Share — Authorized 400,000,000 Shares; Issued — None	—	—
Common Stock, Par Value $0.01465 a Share — Authorized 1,600,000,000 Shares; Issued 542,412,403 Shares October 31, 2021 Issued 539,887,092 Shares October 25, 2020	7,946	7,909
Additional Paid-in Capital	360,336	289,554
Accumulated Other Comprehensive Loss	(277,269)	(395,250)
Retained Earnings	6,881,870	6,523,335
Hormel Foods Corporation Shareholders’ Investment	6,972,883	6,425,548
Noncontrolling Interest	5,478	4,778
Total Shareholders’ Investment	6,978,360	6,430,326
Total Liabilities and Shareholders’ Investment	$12,696,329	$9,908,282
 See Notes to Consolidated Financial Statements

Consolidated Statements of Operations

	Fiscal Year Ended
	October 31,	October 25,	October 27,
(in thousands, except per share amounts)	2021	2020	2019
Net Sales	$11,386,189	$9,608,462	$9,497,317
Cost of Products Sold	9,458,283	7,782,498	7,612,669
Gross Profit	1,927,906	1,825,963	1,884,648
Selling, General, and Administrative	853,071	761,315	727,584
Equity in Earnings of Affiliates	47,763	35,572	39,201
Operating Income	1,122,599	1,100,220	1,196,265
Other Income and Expense:
Interest and Investment Income	46,878	35,596	31,520
Interest Expense	(43,307)	(21,069)	(18,070)
Earnings Before Income Taxes	1,126,170	1,114,747	1,209,715
Provision for Income Taxes	217,029	206,393	230,567
Net Earnings	909,140	908,354	979,148
Less: Net Earnings Attributable to Noncontrolling Interest	301	272	342
Net Earnings Attributable to Hormel Foods Corporation	$908,839	$908,082	$978,806

Net Earnings Per Share:
Basic	$1.68	$1.69	$1.83
Diluted	$1.66	$1.66	$1.80
Weighted-average Shares Outstanding:
Basic	541,114	538,007	534,578
Diluted	547,580	546,592	545,232

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income

	Fiscal Year Ended
	October 31,	October 25,	October 27,
(in thousands)	2021	2020	2019
Net Earnings	$909,140	$908,354	$979,148
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	13,379	(10,812)	(8,414)
Pension and Other Benefits	71,967	15,698	(97,486)
Deferred Hedging	33,034	(284)	3,425
Total Other Comprehensive Income (Loss)	118,380	4,602	(102,475)
Comprehensive Income	1,027,520	912,956	876,673
Less: Comprehensive Income Attributable to Noncontrolling Interest	700	624	70
Comprehensive Income Attributable to Hormel Foods Corporation	$1,026,820	$912,332	$876,603

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Shareholders’ Investment

	Hormel Foods Corporation Shareholders
(in thousands, except per	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Investment
share amounts)	Shares	Amount	Shares	Amount
Balance at October 28, 2018	534,135	$7,825	—	$—	$106,528	$5,729,956	$(243,498)	$4,007	$5,604,818
Net Earnings						978,806		342	979,148
Other Comprehensive Income (Loss)							(102,203)	(272)	(102,475)
Purchases of Common Stock			(4,309)	(174,246)					(174,246)
Stock-based Compensation Expense		1			19,706				19,707
Exercise of Stock Options/ Restricted Shares	4,663	67			59,974				60,041
Shares Retired	(4,309)	(63)	4,309	174,246	(1,287)	(172,896)			—
Cumulative Effect Adjustment from the Adoption of:
ASU 2016-16						(10,475)			(10,475)
ASU 2017-12						21	(21)		—
ASU 2018-02						52,342	(53,778)		(1,436)
Declared Cash Dividends — $0.84 per Share						(449,547)			(449,547)
Balance at October 27, 2019	534,489	$7,830	—	$—	$184,921	$6,128,207	$(399,500)	$4,077	$5,925,535
Net Earnings						908,082		272	908,354
Other Comprehensive Income (Loss)							4,250	352	4,602
Contribution from Non-controlling Interest								77	77
Purchases of Common Stock			(302)	(12,360)					(12,360)
Stock-based Compensation Expense					22,458				22,458
Exercise of Stock Options/ Restricted Shares	5,700	83			82,324				82,407
Shares Retired	(302)	(4)	302	12,360	(149)	(12,207)			—
Declared Cash Dividends — $0.93 per Share						(500,747)			(500,747)
Balance at October 25, 2020	539,887	$7,909	—	$—	$289,554	$6,523,335	$(395,250)	$4,778	$6,430,326
Net Earnings						908,839		301	909,140
Other Comprehensive Income (Loss)							117,981	399	118,380
Purchases of Common Stock			(469)	(19,958)					(19,958)
Stock-based Compensation Expense	38	1			24,743				24,744
Exercise of Stock Options/ Restricted Shares	2,956	43			46,326				46,369
Shares Retired	(469)	(7)	469	19,958	(287)	(19,664)			—
Declared Cash Dividends — $0.98 per Share						(530,640)			(530,640)
Balance at October 31, 2021	542,412	$7,946	—	$—	$360,336	$6,881,870	$(277,269)	$5,478	$6,978,360

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	October 31,	October 25,	October 27,
(in thousands)	2021	2020	2019
Operating Activities
Net Earnings	$909,140	$908,354	$979,148
Adjustments to Reconcile to Net Cash Provided by Operating Activities:
Depreciation	183,772	165,716	153,182
Amortization	44,634	40,065	12,027
Equity in Earnings of Affiliates	(47,763)	(35,572)	(39,201)
Distributions Received from Equity Method Investees	44,999	37,499	22,500
Provision for Deferred Income Taxes	28,677	32,039	28,641
Loss (Gain) on Property/Equipment Sales and Plant Facilities	3,731	1,793	(811)
Gain on Sale of Business	—	—	(16,469)
Non-cash Investment Activities	(24,215)	(15,315)	(20,180)
Stock-based Compensation Expense	24,744	22,458	19,707
Changes in Operating Assets and Liabilities, Net of Acquisitions:
Decrease (Increase) in Accounts Receivable	(191,627)	(119,516)	(11,146)
Decrease (Increase) in Inventories	(145,176)	(1,839)	(123,843)
Decrease (Increase) in Prepaid Expenses and Other Current Assets	34,555	5,860	(10,105)
Increase (Decrease) in Pension and Post-retirement Benefits	(15,448)	(10,509)	(10,416)
Increase (Decrease) in Accounts Payable and Accrued Expenses	115,099	111,277	(44,109)
Increase (Decrease) in Net Income Taxes Payable	36,811	(14,286)	(15,929)
Net Cash Provided by (Used in) Operating Activities	$1,001,934	$1,128,024	$922,996
Investing Activities
Net (Purchase) Sale of Securities	$(4,364)	$(2,589)	$(14,496)
Proceeds from Sale of Business	—	—	479,806
Acquisitions of Businesses and Intangibles	(3,396,246)	(270,789)	—
Purchases of Property and Equipment	(232,416)	(367,501)	(293,838)
Proceeds from Sales of Property and Equipment	2,216	1,916	37,402
Decrease (Increase) in Investments, Equity in Affiliates, and Other Assets	(343)	(21,124)	(6,479)
Proceeds from Company-owned Life Insurance	5,315	3,772	17,758
Net Cash Provided by (Used in) Investing Activities	$(3,625,839)	$(656,316)	$220,153
Financing Activities
Proceeds from Long-term Debt	$2,276,292	$992,381	$—
Repayments of Long-term Debt and Finance Leases	(258,617)	(8,368)	(374,840)
Dividends Paid on Common Stock	(523,114)	(487,376)	(437,053)
Share Repurchase	(19,958)	(12,360)	(174,246)
Proceeds from Exercise of Stock Options	45,919	81,818	59,895
Proceeds from Noncontrolling Interest	—	77	—
Net Cash Provided by (Used in) Financing Activities	$1,520,520	$566,172	$(926,244)
Effect of Exchange Rate Changes on Cash	2,606	3,526	(3,140)
Increase (Decrease) in Cash and Cash Equivalents	(1,100,778)	1,041,407	213,765
Cash and Cash Equivalents at Beginning of Year	1,714,309	672,901	459,136
Cash and Cash Equivalents at End of Year	$613,530	$1,714,309	$672,901

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

Fiscal Year: The Company’s fiscal year ends on the last Sunday in October. Fiscal 2021 consisted of 53 weeks. Fiscal years 2020 and 2019 consisted of 52 weeks. Fiscal 2022 will consist of 52 weeks.

Cash and Cash Equivalents: The Company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents. The Company’s cash equivalents as of October 31, 2021, and October 25, 2020, consisted primarily of bank deposits, money market funds rated AAA, or other highly liquid investment accounts. The Net Asset Value (NAV) of the Company’s money market funds is based on the market value of the securities in the portfolio.

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

See additional discussion regarding the Company’s fair value measurements in Note F - Derivatives and Hedging, Note G - Pension and Other Post-retirement Benefits, and Note I - Fair Value Measurements.

Compensation: The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred compensation plans. Under the plans, participants can defer certain types of compensation and elect to receive a return on the deferred amounts based on the changes in fair value of various investment options, primarily a variety of mutual funds. The Company has corporate-owned life insurance policies on certain participants in the deferred compensation plans. The cash surrender value of the policies is included in Other Assets on the Consolidated Statements of Financial Position. The securities held by the trust are classified as trading securities. Therefore, unrealized losses and gains associated with these investments are included in the Company’s earnings. Securities held by the trust generated gains (losses) of $21.2 million, $7 million, and $8.3 million for fiscal years 2021, 2020, and 2019, respectively.

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

Leases: The Company determines if an arrangement contains a lease at inception. Right-of-use assets and lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at the commencement date. Leases with an initial term of twelve months or less are not recorded on the Consolidated Statements of Financial Position. The Company combines lease and non-lease components together in determining the minimum lease payments for all leases.

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

If the rate implicit in the lease is not readily determinable, the Company used its periodic incremental borrowing rate, based on the information available at commencement date, to determine the present value of future lease payments. Leases and right-of-use assets that existed prior to the adoption of ASU 2016-02, Leases (Topic 842) were valued using the incremental borrowing rate on October 28, 2019.

Impairment of Long-Lived Assets and Definite-Lived Intangible Assets: Definite-lived intangible assets are amortized over their estimated useful lives. The Company reviews long-lived assets and definite-lived intangible assets for impairment annually, or more frequently when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets and any related goodwill, the carrying value is reduced to the estimated fair value. The Company recorded no material impairment charges for long-lived or definite-lived assets in fiscal years 2021, 2020, or 2019.

Goodwill and Other Indefinite-Lived Intangibles: Indefinite-lived intangible assets are originally recorded at their estimated fair values at date of acquisition and the residual of the purchase price is recorded to goodwill. Acquired goodwill and other indefinite-lived intangible assets are allocated to reporting units that will receive the related benefits. Goodwill and indefinite-lived intangible assets are tested annually for impairment during the fourth quarter following the annual planning process or more frequently if impairment indicators arise. See additional discussion regarding the Company’s goodwill and intangible assets in Note C - Goodwill and Intangible Assets.

Goodwill
In conducting the annual impairment test for goodwill, the Company has the option to first assess qualitative factors to determine whether it is more likely than not (> 50 percent likelihood) the fair value of any reporting unit is less than its carrying amount. If the Company elects to perform a qualitative assessment and determines an impairment is more likely than not, the Company is required to perform a quantitative impairment test. Otherwise, no further analysis is required. Alternatively, the Company may elect to proceed directly to the quantitative impairment test.

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

During the fourth quarter of fiscal 2021, the Company completed its annual goodwill impairment tests and performed quantitative assessments. No impairment charges were recorded as a result of the testing performed during fiscal 2021. The Company performed qualitative assessments in fiscal years 2020 and 2019 with no impairment charges in either year.

Indefinite-Lived Intangibles
In conducting the annual impairment test for its indefinite-lived intangible assets, the Company first performs a qualitative assessment to determine whether it is more likely than not (> 50 percent likelihood) an indefinite-lived intangible asset is impaired. If the Company concludes this is the case, a quantitative test for impairment must be performed. Otherwise, the Company does not need to perform a quantitative test.

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

During the fourth quarter of fiscal 2021, the Company completed its annual indefinite-lived asset impairment tests by performing quantitative assessments. No impairment charges were recorded as a result of the testing during fiscal year 2021. The Company performed qualitative assessments of indefinite-lived intangible assets in fiscal year 2020. During fiscal 2019, the Company elected to quantitatively test two indefinite-lived intangible assets and to perform a qualitative assessment for the remaining assets. No impairment charges were recorded as a result of the qualitative and quantitative testing during fiscal years 2020 and 2019.

Pension and Other Post-retirement Benefits: The Company has elected to use the corridor approach to recognize expenses related to its defined benefit pension and other post-retirement benefit plans. Under the corridor approach, actuarial gains or losses resulting from experience and changes in assumptions are deferred and amortized over future periods. For the defined benefit pension plans, the unrecognized gains and losses are amortized when the net gain or loss exceeds 10 percent of the greater of the projected benefit obligation or the fair value of plan assets at the beginning of the year. For the other post-retirement plans, the unrecognized gains and losses are amortized when the net gain or loss exceeds 10 percent of the accumulated pension benefit obligation at the beginning of the year. For plans with active employees, net gains or losses in excess of the corridor are amortized over the average remaining service period of participating employees expected to receive benefits under those plans. For plans with only retiree participants, net gains or losses in excess of the corridor are amortized over the average remaining life of the retirees receiving benefits under those plans.

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

Derivatives and Hedging Activity: The Company uses commodity positions to manage its exposure to price fluctuations in those markets. The contracts are recorded at fair value on the Consolidated Statements of Financial Position within Other Current Assets or Accounts Payable. Additional information on hedging activities is presented in Note F - Derivatives and Hedging.

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

The Company regularly monitors and evaluates the fair value of its equity investments. If events and circumstances indicate that a decline in the fair value of these assets has occurred and is other than temporary, the Company will record a charge in Equity in Earnings of Affiliates in the Consolidated Statements of Operations. During the fourth quarter of fiscal 2021, the Company completed its annual assessment of its equity investments. The Company did not record an impairment charge on any of its equity investments in fiscal years 2021, 2020, or 2019. See additional discussion regarding the Company’s equity method investments in Note D - Investments In and Receivables From Affiliates.

Revenue Recognition: The Company’s customer contracts predominantly contain a single performance obligation to fulfill customer orders for the purchase of specified products. Revenue from product sales is primarily identified by purchase orders (“contracts”) which in some cases are governed by a master sales agreement. The purchase orders in combination with the invoice typically specify quantity and product(s) ordered, shipping terms, and certain aspects of the transaction price including discounts. Contracts are at standalone pricing or governed by pricing lists or brackets. The Company's revenue is recognized at the point in time when performance obligations have been satisfied and control of the product has transferred to the customer. This is typically once the shipped product is received or picked up by the customer. Revenues are recognized at the net consideration the Company expects to receive in exchange for the goods. The amount of net consideration recognized includes estimates of variable consideration, including costs for trade promotion programs, consumer incentives, and allowances and discounts associated with distressed or potentially unsaleable products.

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

The Company promotes products through advertising, consumer incentives, and trade promotions. These programs include discounts, slotting fees, coupons, rebates, and in-store display incentives. Customer trade promotion and consumer incentive activities are recorded as a reduction to the sale price based on amounts estimated as variable consideration. The Company estimates variable consideration at the expected value method to determine the total consideration which the Company expects to be entitled. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company’s estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of anticipated performance and all information (historical, current,and forecasted) that is reasonably available.

The Company discloses revenue by reportable segment, sales channel, and class of similar product in Note P - Segment Reporting.

Allowance for Doubtful Accounts: The Company estimates the Allowance for Doubtful Accounts based on a combination of factors, evaluations, and professional judgments of historical data while considering current and future economic conditions alongside management’s input.

Advertising Expenses: Advertising costs are included in Selling, General, and Administrative and expensed when incurred. Advertising expenses include all media advertising but exclude the costs associated with samples, demonstrations, and market research. Advertising costs for fiscal years 2021, 2020, and 2019 were $138.5 million, $123.6 million, and $131.1 million, respectively.

Shipping and Handling Costs: The Company’s shipping and handling expenses are included in Cost of Products Sold on the Consolidated Statements of Operations.

Research and Development Expenses: Research and development costs are expensed as incurred and are included in Selling, General, and Administrative expenses on the Consolidated Statements of Operations. Research and development expenses incurred for fiscal years 2021, 2020, and 2019 were $33.6 million, $31.9 million, and $32.5 million, respectively.

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

Accounting Changes and Recent Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

Fiscal 2021

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance requires entities to disclose the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Amendments in this guidance also require disclosure of transfers into and out of Level 3 of the fair value hierarchy, purchases and issues of Level 3 assets and liabilities, and clarify that the measurement uncertainty disclosure is as of the reporting date. The guidance removes requirements to disclose the amounts and reasons for transfers between Level 1 and Level 2, policy for timing between of transfers between levels, and the valuation processes for Level 3 fair value measurements. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted the provisions of this new accounting standard at the beginning of fiscal 2021. Presentation and disclosure requirements were applied prospectively and retrospectively as required by the amendments. The adoption did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans (Topic 715). The updated guidance requires additional disclosures of weighted-average interest crediting rates for cash balance plans and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation. Amendments in the guidance also clarify the requirement to disclose the projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs in excess of plan assets. The same disclosure is needed for the accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets. The guidance removes certain previous disclosure requirements no longer considered cost beneficial. The amendments are effective for fiscal years ending after December 15, 2020, with early adoption permitted. The Company adopted the provisions of this new accounting standard at the beginning of fiscal 2021. Presentation and disclosure requirements were applied retrospectively to all periods presented. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

Note B
Acquisitions and Divestitures
Acquisitions: On June 7, 2021, the Company acquired the Planters® snack nuts business from The Kraft Heinz Company. The acquisition includes the Planters®, NUT-rition®, Planters® Cheez Balls, and Corn Nuts® brands. The final purchase price, including working capital adjustments, was $3.4 billion. The transaction was funded with the Company’s cash on hand and from the issuance of long-term debt. See Note L - Long-term Debt and Other Borrowing Arrangements for additional details.

Planters® is an iconic snack brand and this acquisition significantly expands the Company's presence, and should broaden the scope for future acquisitions, in the growing snacking space. Operating results for this acquisition have been included in the Company's Consolidated Statements of Operations from the date of acquisition and are reflected in the Grocery Products, Refrigerated Foods, and International & Other segments. The acquisition contributed $410.8 million of net sales since the date of acquisition. As the acquisition has been integrated within the Company's existing operations, post-acquisition net income is not discernible. Acquisition-related costs were $30.3 million for the fiscal year ended October 31, 2021, which are reflected in the Consolidated Statements of Operations as Selling, General, and Administrative. Additional one-time adjustments related to the revaluation of acquired inventory of $12.9 million were recognized in the Consolidated Statements of Operations as Cost of Products Sold for the fiscal year ended October 31, 2021. The combined impact of these one-time acquisition costs and accounting adjustments was $43.2 million for the fiscal year ended October 31, 2021.

The acquisition was accounted for as a business combination using the acquisition method. The Company determined the acquisition date fair values of the assets acquired using independent appraisals. The Company completed purchase accounting allocations in the fourth quarter of fiscal 2021. Allocations of the purchase price to acquired assets, including goodwill and intangibles assets, are presented in the table below.

(in thousands)	Purchase Allocation
Inventory	$149,224
Property, Plant and Equipment	170,958
Goodwill	2,313,064
Other Intangibles:
Tradenames	712,000
Customer Relationships	51,000
Purchase Price	$3,396,246

Goodwill is calculated as the excess of the purchase price over the fair values of the identifiable net assets acquired and is expected to be deductible for tax purposes. The goodwill recorded as part of the acquisition primarily reflects the value of the potential to expand the Company's presence in the growing snacking space and serve as a platform for innovation.

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

	Fiscal Year Ended
(in thousands)	October 31, 2021	October 25, 2020
Pro Forma Net Sales	$12,061,686	$10,657,992
Pro Forma Net Earnings Attributable to Hormel Foods Corporation	985,881	934,783

The pro forma results include charges for depreciation and amortization of acquired assets and interest expense on debt issued to finance the acquisition, as well as the related income taxes. The pro forma results for the fiscal year ended October 25, 2020 also include nonrecurring adjustments relating to the recognition of transaction costs incurred and revaluation of inventory acquired, along with the related income tax effects, which in the aggregate reduce pro forma net earnings by $41.1 million. The pro forma results for the fiscal year ended October 31, 2021 include an adjustment to add back the transaction costs incurred and revaluation of inventory acquired in those periods, along with the related income tax effects, since those costs are reflected in the preceding fiscal year on a pro forma basis.

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

See Note C - Goodwill and Intangible Assets for amounts assigned to goodwill and intangible assets.
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

Note C
Goodwill and Intangible Assets
Goodwill: The changes in the carrying amount of goodwill for the fiscal years ended October 31, 2021, and October 25, 2020, are:

(in thousands)	Grocery Products	Refrigerated Foods	Jennie-O Turkey Store	International & Other	Total
Balance at October 27, 2019	$632,301	$1,458,692	$176,628	$214,024	$2,481,645
Goodwill Acquired	—	148,313	—	—	148,313
Foreign Currency Translation	—	—	—	(17,232)	(17,232)
Balance at October 25, 2020	$632,301	$1,607,005	$176,628	$196,793	$2,612,727
Goodwill Acquired	1,766,053	487,416	—	59,595	2,313,064
Foreign Currency Translation	—	—	—	3,311	3,311
Balance at October 31, 2021	$2,398,354	$2,094,421	$176,628	$259,699	$4,929,102

The increase in goodwill during fiscal 2021 represents the allocation of goodwill to reportable segments as part of the acquisition of the Planters® snack nuts business. The increase to goodwill during fiscal 2020 is due to the acquisition of Sadler's. See Note B - Acquisitions and Divestitures for additional information.

Intangible Assets: The carrying amounts for indefinite-lived intangible assets are:

	October 31,	October 25,
(in thousands)	2021	2020
Brands/Tradenames/Trademarks	$1,665,190	$953,190
Other Intangibles	184	184
Foreign Currency Translation	(6,646)	(6,923)
Total	$1,658,728	$946,452

The increase in Brands/Tradenames/Trademarks represents the fair value of indefinite-lived assets acquired as part of the acquisition of the Planters® snack nuts business. See Note B - Acquisitions and Divestitures for additional information.

The gross carrying amount and accumulated amortization for definite-lived intangible assets are:

	October 31, 2021			October 25, 2020
	Gross		Weighted-	Gross		Weighted-
	Carrying	Accumulated	Avg Life	Carrying	Accumulated	Avg Life
(in thousands)	Amount	Amortization	(in Years)	Amount	Amortization	(in Years)
Customer Lists/Relationships	$168,239	$(56,882)	12.7	$117,239	$(45,996)	12.2
Other Intangibles	60,241	(8,356)	13.8	60,631	(4,298)	13.8
Tradenames/Trademarks	10,536	(5,700)	4.9	10,536	(3,518)	4.9
Foreign Currency Translation	—	(4,534)	—	—	(4,760)	—
Total	$239,016	$(75,471)	12.7	$188,406	$(58,572)	12.3

The increase in Customer Lists/Relationships represents the fair value of definite-lived assets acquired as part of the acquisition of the Planters® snack nuts business. See Note B - Acquisitions and Divestitures for additional information.

Amortization expense for the last three fiscal years was:

(in thousands)
2021	$17,518
2020	14,251
2019	11,586

Estimated annual amortization expense for the five fiscal years after October 31, 2021, is as follows:

(in thousands)
2022	$19,244
2023	18,351
2024	16,352
2025	14,627
2026	14,170

During the fourth quarter of fiscal years 2021, 2020, and 2019, the Company completed the required annual impairment tests of indefinite-lived intangible assets and goodwill. No impairment was indicated. Useful lives of intangible assets were also reviewed during this process with no material changes identified.

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

Investments In and Receivables from Affiliates consists of:

(in thousands)	Segment	Percent Owned	October 31, 2021	October 25, 2020
MegaMex Foods, LLC	Grocery Products	50%	$205,413	$220,907
Other Joint Ventures	International & Other	Various (20 – 40%)	93,606	87,466
Total			$299,019	$308,372

Equity in Earnings of Affiliates consists of:

(in thousands)	Segment	2021	2020	2019
MegaMex Foods, LLC	Grocery Products	$38,178	$31,919	$38,676
Other Joint Ventures	International & Other	9,585	3,653	525
Total		$47,763	$35,572	$39,201

Dividends received from affiliates for the fiscal years ended October 31, 2021, October 25, 2020, and October 27, 2019, were $45.0 million, $37.5 million, and $22.5 million, respectively.

The Company recognized a basis difference of $21.3 million associated with the formation of MegaMex Foods, LLC, of which $11.0 million is remaining as of October 31, 2021. This difference is being amortized through Equity in Earnings of Affiliates.

Note E
Inventories
Principal components of inventories are:

(in thousands)	October 31, 2021	October 25, 2020
Finished Products	$725,115	$546,070
Raw Materials and Work-in-Process	395,403	318,975
Operating Supplies	163,416	136,547
Maintenance Materials and Parts	85,264	71,170
Total	$1,369,198	$1,072,762

Note F
Derivatives and Hedging
The Company uses hedging programs to manage price risk associated with commodity purchases and interest rates. These programs utilize futures, swaps, and options contracts to manage the Company’s exposure to price fluctuations in the markets. The Company has determined its designated hedging programs to be highly effective in offsetting the changes in fair value or cash flows generated by the items hedged. Effectiveness testing is performed on a quarterly basis to ascertain a high level of effectiveness for cash flow and fair value hedging programs.

Cash Flow Commodity Hedges: The Company designates grain and lean hog futures, swaps, and options used to offset price fluctuations in the Company’s future direct grain and hog purchases as cash flow hedges. Effective gains or losses related to these cash flow hedges are reported in Accumulated Other Comprehensive Loss (AOCL) and reclassified into earnings, through Cost of Products Sold, in the period or periods in which the hedged transactions affect earnings. The Company typically does not hedge its grain exposure beyond the next two upcoming fiscal years and its hog exposure beyond the next fiscal year. Due to extreme market volatility, the Company took strategic hedges to cover a significant portion of its expected grain purchases through fiscal 2022.

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

Cash Flow Interest Rate Hedges: In the second quarter of fiscal 2021, the Company designated two separate interest rate locks as cash flow hedges to manage interest rate risk associated with the anticipated debt transactions required to fund the acquisition of the Planters® snack nuts business. The total notional amount of the Company's locks was $1,250 million. In the third quarter of fiscal 2021, the associated unsecured senior notes were issued with a tenor of 7 and 30 years and both locks were lifted (See Note L - Long-term Debt and Other Borrowing Arrangements). Mark-to-market gains and losses on these instruments were deferred as a component of AOCL. The resulting gain in AOCL is reclassified to Interest Expense in the period when the hedged transactions affect earnings.

Other Derivatives:  The Company holds certain futures contract positions as part of a merchandising program and to manage the Company’s exposure to fluctuations in commodity markets. The Company has not applied hedge accounting to these positions. Activity related to derivatives not designated as hedges is immaterial to the consolidated financial statements.

Volume: The Company's outstanding contracts related to its commodity hedging programs include:

Volume
Commodity Contracts	October 31, 2021	October 25, 2020
Corn	33.1 million bushels	26.0 million bushels
Lean Hogs	120.0 million pounds	153.7 million pounds

Fair Value of Derivatives: The fair values of the Company’s derivative instruments designated as hedges are:

	Location on Consolidated	Gross Fair Value(1)
(in thousands)	Statements of Financial Position	October 31, 2021	October 25, 2020
Commodity Contracts	Other Current Assets	$21,798	$(1,330)
(1) Amounts represent the gross fair value of commodity derivative assets and liabilities. The Company nets the derivative assets and liabilities for each of its commodity hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract. The amount or timing of cash collateral balances may impact the classification of the commodity derivative in the Consolidated Statements of Financial Position. The gross asset position as of October 31, 2021 is offset by the obligation to return cash collateral of $10.8 million contained within the master netting arrangement. The gross liability position as of October 25, 2020, is offset by the right to reclaim cash collateral of $12.3 million. See Note I - Fair Value Measurements for a discussion of these net amounts as reported in the Consolidated Statements of Financial Position.

Fair Value Hedge - Assets (Liabilities): The carrying amount of the Company’s fair value hedge assets (liabilities) are:

Location on Consolidated Statements of Financial Position	Carrying Amount(1) of the Hedged Assets/(Liabilities)
(in thousands)	October 31, 2021	October 25, 2020
Accounts Payable	$3,432	$4,269
(1) Amounts represent the carrying amount of fair value hedged assets and liabilities which are offset by other assets included in master netting arrangements described above.

Accumulated Other Comprehensive Loss Impact: As of October 31, 2021, the Company included in AOCL hedging gains (before tax) of $32.0 million on commodity contracts and $14.5 million related to interest rate settled positions. The Company expects to recognize the majority of the gains on commodity contracts over the next twelve months. Gains on interest rate contracts offset the hedged interest payments over the tenor of the debt instruments.
The effect of AOCL for gains or losses (before tax) related to the Company's derivative instruments are:

	Gain/(Loss) Recognized in AOCL(1)		Location on Consolidated Statements of Operations	Gain/(Loss) Reclassified from AOCL into Earnings(1)
(in thousands)	Fiscal Year Ended			Fiscal Year Ended
Cash Flow Hedges:	October 31, 2021	October 25, 2020		October 31, 2021	October 25, 2020
Commodity Contracts	$59,143	$(38,213)	Cost of Products Sold	$31,044	$(37,834)
Excluded Component(2)	1,078	—		—	—
Interest Rate Contracts	14,864	—	Interest Expense	399	—
(1) See Note H - Accumulated Other Comprehensive Loss for the after-tax impact of these gains or losses on Net Earnings.
(2) Represents the time value of corn options excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in AOCL.

Consolidated Statements of Operations Impact: The effect on the Consolidated Statements of Operations for gains or losses (before tax) related to the Company's derivative instruments for the fiscal years ended are:

	Consolidated Statement of Operations Impact
(in thousands)	October 31, 2021	October 25, 2020	October 27, 2019
Net Earnings Attributable to Hormel Foods Corporation	$908,839	$908,082	$978,806

Cash Flow Hedges - Commodity Contracts
Gain (Loss) Reclassified from AOCL	$31,787	$(37,834)	$(1,701)
Amortization of Excluded Component from Options	(3,033)	—	(2,489)
Gain (Loss) Reclassified from AOCL Due to Discontinuance of Cash Flow Hedges(1)	(743)	—	—

Fair Value Hedges - Commodity Contracts
Gain (Loss) on Commodity Futures(2)	(28,078)	13,192	5,197

Total Gain (Loss) on Commodity Contracts(3)	$(67)	$(24,642)	$1,007

Cash Flow Hedges - Interest Rate Locks
Amortization of Gain on Interest Rate Locks	$399	$—	$—

Total Gain on Interest Rate Locks(4)	$399	$—	$—

Total Gain (Loss) Recognized in Earnings	$332	$(24,642)	$1,007

(1) During the fourth quarter of fiscal 2021, the Company discontinued hedge accounting on 2.8 million bushels of corn usage that was deemed no longer probable to occur. A loss of $0.7 million related to the discontinued hedges was reclassified directly into earnings.
(2) Amounts represent gains or losses on commodity contracts designated as fair value hedges that were closed during the year, which were offset by a corresponding gain or loss on the underlying hedged purchase commitment. Additional gains or losses related to changes in the fair value of open commodity contracts, along with the offsetting gain or loss on the hedged purchase commitment, are also marked-to-market through earnings with no impact on a net basis.
(3) Total Gain (Loss) on Commodity Contracts is recognized in earnings through Cost of Products Sold.
(4) Total Gain on Interest Rate Locks is recognized in earnings through Interest Expense.

Note G
Pension and Other Post-retirement Benefits
The Company has several defined benefit plans and defined contribution plans covering most employees. Benefits for defined benefit pension plans covering hourly employees are provided based on stated amounts for each year of service, while plan benefits covering salaried employees are based on final average compensation. Total costs associated with the Company’s defined contribution benefit plans in fiscal years 2021, 2020, and 2019 were $46.7 million, $44.5 million, and $43.0 million, respectively.

Certain groups of employees are eligible for post-retirement health or welfare benefits. Benefits for retired employees vary for each group depending on respective retirement dates and applicable plan coverage in effect. Contribution requirements for retired employees are governed by the Retiree Health Care Payment Program and may change each year as the cost to provide coverage is determined.

Net periodic cost of defined benefit plans included the following:

	Pension Benefits			Post-retirement Benefits
(in thousands)	2021	2020	2019	2021	2020	2019
Service Cost	$37,127	$35,584	$26,042	$533	$770	$690
Interest Cost	50,399	53,642	60,385	7,945	9,306	12,016
Expected Return on Plan Assets	(102,693)	(101,283)	(92,492)	—	—	—
Amortization of Prior Service Cost	(1,496)	(2,168)	(2,795)	(669)	(2,651)	(2,675)
Recognized Actuarial Loss (Gain)	22,742	22,383	14,805	2,020	1,045	—
Curtailment (Gain) Charge	—	—	2,825	—	—	1,219
Net Periodic Cost	$6,080	$8,158	$8,770	$9,830	$8,470	$11,250

Non-service cost components of net pension and post-retirement benefit cost are presented within Interest and Investment Income on the Consolidated Statements of Operations.

Actuarial gains and losses and any adjustments resulting from plan amendments are deferred and amortized over periods ranging from 8-20 years for pension benefits and 4-15 years for post-retirement benefits. The following amounts have not been recognized in net periodic pension cost and are included in Accumulated Other Comprehensive Loss:

	Pension Benefits		Post-retirement Benefits
(in thousands)	2021	2020	2021	2020
Unrecognized Prior Service Credit	$(3,624)	$(2,128)	$(154)	$514
Unrecognized Actuarial Losses	(305,433)	(402,289)	(35,616)	(36,144)

The following is a reconciliation of the beginning and ending balances of the benefit obligation, fair value of plan assets, and funded status of the plans as of the October 31, 2021, and the October 25, 2020, measurement dates:

	Pension Benefits		Post-retirement Benefits
(in thousands)	2021	2020	2021	2020
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$1,666,886	$1,616,177	$285,293	$290,946
Service Cost	37,127	35,584	533	770
Interest Cost	50,399	53,642	7,945	9,306
Actuarial (Gain) Loss	34,247	77,447	1,539	2,362
Participant Contributions	—	—	2,113	2,344
Medicare Part D Subsidy	—	—	461	555
Benefits Paid	(76,702)	(115,965)	(23,218)	(20,990)
Benefit Obligation at End of Year	$1,711,958	$1,666,886	$274,666	$285,293

	Pension Benefits		Post-retirement Benefits
(in thousands)	2021	2020	2021	2020
Change in Plan Assets
Fair Value of Plan Assets at Beginning of Year	$1,553,532	$1,477,288	$—	$—
Actual Return on Plan Assets	211,054	183,647	—	—
Participant Contributions	—	—	2,113	2,344
Employer Contributions	10,712	8,562	21,105	18,646
Benefits Paid	(76,702)	(115,965)	(23,218)	(20,990)
Fair Value of Plan Assets at End of Year	$1,698,596	$1,553,532	$—	$—
Funded Status at End of Year	$(13,362)	$(113,354)	$(274,666)	$(285,293)

Amounts recognized in the Consolidated Statements of Financial Position as of October 31, 2021, and October 25, 2020, are as follows:

	Pension Benefits		Post-retirement Benefits
(in thousands)	2021	2020	2021	2020
Pension Assets	$289,096	$183,232	$—	$—
Employee-related Expenses	(11,173)	(9,332)	(19,589)	(19,669)
Pension and Post-retirement Benefits	(291,285)	(287,254)	(255,077)	(265,624)
Net Amount Recognized	$(13,362)	$(113,354)	$(274,666)	$(285,293)

The accumulated benefit obligation for all pension plans was $1.7 billion and $1.6 billion as of October 31, 2021, and October 25, 2020, respectively. The following table provides information for pension plans with projected and accumulated benefit obligations in excess of plan assets:

(in thousands)	2021	2020
Projected Benefit Obligation	$302,458	$296,585
Accumulated Benefit Obligation	292,877	288,359
Fair Value of Plan Assets	—	—

Weighted-average assumptions used to determine benefit obligations are as follows:

	2021	2020
Discount Rate	3.00%	3.06%
Rate of Future Compensation Increase (For Plans that Base Benefits on Final Compensation Level)	4.14%	4.09%

Weighted-average assumptions used to determine net periodic benefit costs are as follows:

	2021	2020	2019
Discount Rate	3.06%	3.37%	4.55%
Rate of Future Compensation Increase (For Plans that Base Benefits on Final Compensation Level)	4.09%	4.06%	3.96%
Expected Long-term Return on Plan Assets	6.75%	7.00%	7.15%

The expected long-term rate of return on plan assets is based on fair value and developed in consultation with outside advisors. A range is determined based on the composition of the asset portfolio, historical long-term rates of return, and estimates of future performance.

For measurement purposes, an 8 percent annual rate of increase in the per capita cost of covered health care benefits for pre-Medicare and post-Medicare retirees’ coverage is assumed for 2022. The pre-Medicare and post-Medicare rate is assumed to decrease to 5 percent for 2027 and remain steady thereafter.

The Company’s funding policy is to make annual contributions of not less than the minimum required by applicable regulations. The Company expects to make contributions of $31.1 million during fiscal 2022 that represent benefit payments for unfunded plans.

Benefits expected to be paid over the next ten fiscal years are as follows:

(in thousands)	Pension Benefits	Post-retirement Benefits
2022	$75,704	$19,832
2023	77,767	19,760
2024	79,870	19,445
2025	82,118	18,901
2026	86,066	18,265
2027-2031	459,902	80,310

Plan assets for certain defined benefit pension plans are held in the Hormel Foods Corporation Master Trust (Master Trust). The investment strategy for the Master Trust attempts to minimize the long-term cost of pension benefits, reduce the volatility of pension expense, and achieve a healthy funded status for the plans. The Company establishes target allocations in consultation with outside advisors through the use of asset-liability modeling in an effort to match the duration of the plan assets with the duration of the Company’s projected benefit liability.

The actual and target weighted-average asset allocations for the Company’s pension plan assets as of the plan measurement date are as follows:

	2021		2020
Asset Category	Actual %	Target Range %	Actual %	Target Range %
Fixed Income	43.8	35-60	46.3	35-60
Global Stocks	40.7	20-55	39.2	20-55
Private Equity	6.4	0-10	5.4	0-10
Real Estate	5.3	0-10	5.2	0-10
Hedge Funds	2.6	0-10	2.4	0-10
Cash and Cash Equivalents	1.1	—	1.5	—

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

	Fair Value Measurements as of October 31, 2021
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan Assets in Fair Value Hierarchy
Cash Equivalents(1)	$19,328	$—	$19,328	$—
Private Equity(2)
Domestic	53,229	—	—	53,229
International	56,190	—	—	56,190
Fixed Income(3)
U.S. Government Issues	262,181	164,357	97,824	—
Municipal Issues	14,024	—	14,024	—
Corporate Issues – Domestic	321,639	—	321,639	—
Corporate Issues – Foreign	56,102	—	56,102	—
Global Stocks - Mutual Funds(4)	94,115	94,115	—	—
Plan Assets in Fair Value Hierarchy	$876,808	$258,472	$508,917	$109,419

Plan Assets at Net Asset Value
Real Estate – Domestic(5)	$90,106
Global Stocks - Collective Investment Funds(6)	596,985
Hedge Funds(7)	44,848
Fixed Income - Hedge Funds(8)	62,609
Fixed Income - Collective Investment Funds(9)	27,239
Plan Assets at Net Asset Value	$821,787
Total Plan Assets at Fair Value	$1,698,596

	Fair Value Measurements as of October 25, 2020
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan Assets in Fair Value Hierarchy
Cash Equivalents(1)	$23,392	$1,294	$22,098	$—
Private Equity(2)
Domestic	43,479	—	—	43,479
International	40,359	—	—	40,359
Fixed Income(3)
U.S. Government Issues	239,239	158,525	80,714	—
Municipal Issues	15,768	—	15,768	—
Corporate Issues – Domestic	323,070	—	323,070	—
Corporate Issues – Foreign	52,132	—	52,132	—
Global Stocks - Mutual Funds(4)	151,175	151,175	—	—
Plan Assets in Fair Value Hierarchy	$888,614	$310,994	$493,782	$83,838

Plan Assets at Net Asset Value
Real Estate – Domestic(5)	$81,015
Global Stocks - Collective Investment Funds(6)	457,713
Hedge Funds(7)	37,293
Fixed Income - Hedge Funds(8)	51,956
Fixed Income - Collective Investment Funds(9)	36,941
Plan Assets at Net Asset Value	$664,918
Total Plan Assets at Fair Value	$1,553,532

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

(7) Hedge Funds: These investments are designed to provide diversification to an overall institutional portfolio and, in particular, provide protection against equity market downturns. They are comprised of Commodity Trading Advisor Managed Futures, Global Macro (Discretionary and/or Quant) and Long Volatility/Tail Risk Hedging strategies. The hedge funds are valued at the NAV of shares held by the Master Trust. Requests to redeem shares are granted daily, monthly or quarterly.

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

A reconciliation of the beginning and ending balance of the investments measured at fair value using significant unobservable inputs (Level 3) is as follows:

(in thousands)	2021	2020
Beginning Balance	$83,838	$84,901
Purchases, Issuances, and Settlements (Net)	(23,151)	(10,151)
Unrealized Gains (Losses)(1)	26,879	(4,577)
Realized Gains	604	8,130
Interest and Dividend Income	21,248	5,535
Ending Balance	$109,419	$83,838
 (1) Included in Accumulated Other Comprehensive Loss in the Consolidated Statements of Financial Position.

During fiscal 2021, the value of the Level 3 investments ranged from $83.8 million to $109.4 million, with an average value of $97.6 million.

The Company has commitments totaling $125.0 million for the private equity investments within the pension plans. The unfunded private equity commitment balance for each investment category as of October 31, 2021, and October 25, 2020, is as follows:

(in thousands)	2021	2020
Domestic Equity	$81	$203
International Equity	9,794	15,919
Unfunded Commitment Balance	$9,875	$16,122

Funding for future private equity capital calls will come from existing pension plan assets and not from additional cash contributions by the Company.

Note H
Accumulated Other Comprehensive Loss
Components of Accumulated Other Comprehensive Loss are as follows:

(in thousands)	Foreign Currency Translation	Pension & Other Post-retirement Benefits		Deferred Hedging Gain (Loss)		Accumulated Other Comprehensive Loss
Balance at October 28, 2018	$(44,854)	$(197,613)		$(1,031)		$(243,498)
Impact of Adoption of ASU:
ASU 2017-12	—	—		(21)	(3)	(21)
ASU 2018-02	—	(53,778)	(3)	—		(53,778)
Adjusted balance at October 28, 2018	$(44,854)	$(251,391)		$(1,052)		$(297,297)
Unrecognized Gains (Losses)
Gross	(8,142)	(138,356)		2,834		(143,664)
Tax Effect	—	33,822		(699)		33,123
Reclassification into Net Earnings
Gross	—	9,335	(1)	1,701	(2)	11,036
Tax Effect	—	(2,287)		(411)		(2,698)
Net of Tax Amount	(8,142)	(97,486)		3,425		(102,203)
Balance at October 27, 2019	$(52,996)	$(348,877)		$2,373		$(399,500)
Unrecognized Gains (Losses)
Gross	(11,164)	2,003		(38,213)		(47,374)
Tax Effect	—	(404)		9,324		8,920
Reclassification into Net Earnings
Gross	—	18,609	(1)	37,834	(2)	56,443
Tax Effect	—	(4,510)		(9,229)		(13,739)
Net of Tax Amount	(11,164)	15,698		(284)		4,250
Balance at October 25, 2020	$(64,161)	$(333,178)		$2,089		$(395,250)
Unrecognized Gains (Losses)
Gross	12,980	72,623		75,084		160,687
Tax Effect	—	(17,715)		(18,259)		(35,974)
Reclassification into Net Earnings
Gross	—	22,597	(1)	(31,443)	(2)	(8,846)
Tax Effect	—	(5,538)		7,652		2,114
Net of Tax Amount	12,980	71,967		33,034		117,981
Balance at October 31, 2021	$(51,181)	$(261,211)		$35,123		$(277,269)

(1) Included in computation of net periodic cost. See Note G - Pension and Other Post-retirement Benefits for additional details.
(2) Included in Cost of Products Sold and Interest Expense in the Consolidated Statements of Operations. See Note F - Derivatives and Hedging.
(3)  Cumulative effect from the adoption of Accounting Standards Updates. See Note A - Summary of Significant Accounting Policies.

Note I
Fair Value Measurements
Pursuant to the provisions of ASC 820, the Company’s financial assets and liabilities carried at fair value on a recurring basis in the consolidated financial statements as of October 31, 2021, and October 25, 2020, and their level within the fair value hierarchy are presented in the table below.

	Fair Value Measurements at October 31, 2021
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets at Fair Value
Cash and Cash Equivalents(1)	$613,530	$611,111	$2,419	$—
Short-term Marketable Securities(2)	21,162	8,790	12,372	—
Other Trading Securities(3)	203,020	—	203,020	—
Commodity Derivatives(4)	13,522	8,104	5,418	—
Total Assets at Fair Value	$851,234	$628,005	$223,229	$—
Liabilities at Fair Value
Deferred Compensation(3)	$70,466	$—	$70,466	$—
Total Liabilities at Fair Value	$70,466	$—	$70,466	$—

	Fair Value Measurements at October 25, 2020
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets at Fair Value
Cash and Cash Equivalents(1)	$1,714,309	$1,713,098	$1,211	$—
Short-term Marketable Securities(2)	17,338	5,728	11,610	—
Other Trading Securities(3)	173,114	—	173,114	—
Commodity Derivatives(4)	10,950	10,950	—	—
Total Assets at Fair Value	$1,915,711	$1,729,776	$185,935	$—
Liabilities at Fair Value
Deferred Compensation(3)	$65,154	$—	$65,154	$—
Total Liabilities at Fair Value	$65,154	$—	$65,154	$—

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

(2)    The Company holds securities as part of a portfolio maintained to generate investment income and to provide cash for operations of the Company, if necessary. The portfolio is managed by a third party who is responsible for daily trading activities and all assets within the portfolio are highly liquid. The cash, U.S. government securities and exchange-traded funds held by the portfolio are classified as Level 1. The current investment portfolio also includes corporate bonds and other asset backed securities for which there is an active, quoted market. Market prices are obtained from a variety of industry providers, large financial institutions and other third-party sources to calculate a representative daily market value, and therefore, these securities are classified as Level 2.

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
The related deferred compensation liabilities are included in Other Long-term Liabilities on the Consolidated Statements of Financial Position with investment options generally mirroring those funds held by the rabbi trust. Therefore, these investment balances are classified as Level 2. Securities held by the trust are classified as trading securities. Unrealized gains and losses associated with these investments are included in the Company's earnings. Securities held by the trust generated gains of $21.2 million, $7.0 million, and $8.3 million for fiscal years 2021, 2020, and 2019, respectively.

(4) The Company’s commodity derivatives represent futures, swaps, and options contracts used in its hedging or other programs to offset price fluctuations associated with purchases of corn and hogs, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers. The Company’s futures contracts for corn are traded on the Chicago Board of Trade, while futures contracts for lean hogs are traded on the Chicago Mercantile Exchange. These are active markets with quoted prices available, and these contracts are classified as Level 1. Over-the-counter (OTC) derivative instruments are valued using discounted cash flow models, observable and non-observable market inputs, and other mathematical pricing models. The Company’s corn futures options contracts are OTC instruments classified as Level 2 whose value is calculated using the Black-Scholes pricing model, corn future prices quoted from the Chicago Board of Trade, and other adjustments to inputs that are observable in active markets. All derivatives are reviewed for potential credit risk and risk of nonperformance. The net balance for each program is included in Other Current Assets or Accounts Payable, as appropriate, in the Consolidated Statements of Financial Position. As of October 31, 2021, the Company has recognized the obligation to return net cash collateral of $10.8 million from various counterparties (including cash of $45.6 million less $34.8 million of realized gain). As of October 25, 2020, the Company had recognized the right to reclaim net cash collateral of $12.3 million from various counterparties (including cash of $25.5 million less $13.2 million of realized loss ).

The Company’s financial assets and liabilities include accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value. The Company does not carry its long-term debt at fair value in its Consolidated Statements of Financial Position. The fair value of long-term debt, utilizing discounted cash flows (Level 2), was $3.3 billion as of October 31, 2021, and $1.2 billion as of October 25, 2020. See Note L - Long Term Debt and Other Borrowing Arrangements for additional information.

In accordance with the provisions of ASC 820, the Company measures certain nonfinancial assets and liabilities at fair value, which are recognized or disclosed on a nonrecurring basis (e.g. goodwill, intangible assets, and property, plant, and equipment). See additional discussion regarding the Company’s goodwill and intangible assets in Note D - Goodwill and Intangible Assets. During fiscal years 2021, 2020, and 2019, there were no other material remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

Note J
Commitments and Contingencies
To ensure a steady supply of hogs and turkeys and keep the cost of products stable, the Company has entered into contracts with producers for the purchase of hogs and turkeys at formula-based prices over periods up to 10 years. The Company has also entered into grow-out contracts with independent farmers to raise turkeys for the Company for periods up to 25 years. Under these arrangements, the Company owns the livestock, feed, and other supplies while the independent farmers provide facilities and labor. In addition, the Company has contracted for the purchase of corn, soybean meal, feed ingredients, and other raw materials from independent suppliers for periods up to 4 years. Under these contracts, the Company is committed to make purchases, assuming current price levels, as follows:

(in thousands)	October 31, 2021
2022	$1,180,277
2023	778,324
2024	612,248
2025	439,812
2026	336,428
Later Years	302,455
Total	$3,649,544

Purchases under these contracts for fiscal years 2021, 2020, and 2019 were $1.1 billion, $0.9 billion, and $1 billion, respectively.

As of October 31, 2021, the Company has $47.3 million of standby letters of credit issued on its behalf. The standby letters of credit are primarily related to the Company’s self-insured workers compensation programs. However, that amount includes revocable standby letters of credit totaling $3.1 million for obligations of an affiliated party that may arise under workers compensation claims. Letters of credit are not reflected in the Company’s Consolidated Statements of Financial Position.

The Company is involved in litigation on an ongoing basis arising in the ordinary course of business. In the opinion of management, the outcome of litigation currently pending will not materially affect the Company’s results of operations, financial condition, or liquidity.

Note K
Leases
The Company has operating leases for manufacturing facilities, office space, warehouses, transportation equipment, and miscellaneous real estate and equipment contracts. Finance leases primarily include turkey growing facilities and an aircraft. The Company's lessor portfolio consists primarily of immaterial operating leases of farmland to third parties.

Lease information included in the Consolidated Statements of Financial Position are:

(in thousands)	Location on Consolidated Statements of Financial Position	October 31, 2021	October 25, 2020
Right-of-Use Assets
Operating	Other Assets	$72,291	$53,119
Finance	Net Property, Plant, and Equipment	53,433	61,059
Total Right-of-Use Assets		$125,724	$114,179
Liabilities
Current
Operating	Accrued Expenses	$18,331	$12,025
Finance	Current Maturities of Long-term Debt	8,362	8,308
Noncurrent
Operating	Other Long-term Liabilities	56,779	43,126
Finance	Long-term Debt Less Current Maturities	44,637	52,722
Total Lease Liabilities		$128,109	$116,182

Lease expenses are:

	Fiscal Year Ended
(in thousands)	October 31, 2021	October 25, 2020
Operating Lease Cost (1)	$21,993	$19,602
Finance Lease Cost
Amortization of Right-of-Use Assets	8,104	7,985
Interest on Lease Liabilities	2,019	2,304
Variable Lease Cost (2)	544,635	424,955
Net Lease Cost	$576,751	$454,846

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

The weighted-average remaining lease term and discount rate for lease liabilities included in the Consolidated Statements of Financial Position are:

	October 31, 2021	October 25, 2020
Weighted Average Remaining Lease Term
Operating Leases	5.92 years	7.31 years
Finance Leases	7.18 years	8.14 years
Weighted Average Discount Rate
Operating Leases	1.76%	2.28%
Finance Leases	3.48%	3.54%

Supplemental cash flow and other information related to leases for the fiscal year-end are:

(in thousands)	October 31, 2021	October 25, 2020
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating Cash Flows from Operating Leases	$20,305	$15,412
Operating Cash Flows from Finance Leases	2,019	2,304
Financing Cash Flows from Finance Leases	8,598	8,189

Right-of-Use Assets obtained in exchange for new operating lease liabilities	31,962	5,210

The maturity of the Company's lease liabilities as of October 31, 2021, are:

(in thousands)	Operating Leases	Finance Leases (1)	Total
2022	$20,062	$10,025	$30,088
2023	17,334	9,827	27,161
2024	12,548	9,688	22,236
2025	9,557	8,134	17,690
2026	5,856	5,652	11,508
2027 and beyond	16,516	15,540	32,056
Total Lease Payments	$81,872	$58,867	$140,738
Less: Imputed Interest	6,762	5,868	12,630
Present Value of Lease Liabilities	$75,110	$52,999	$128,109
(1) Over the life of the lease contracts, finance lease payments include $8.7 million related to purchase options which are reasonably certain of being exercised.

Prior to the adoption of ASC 842 on October 28, 2019, rent expense under operating leases was $23.1 million in fiscal year 2019.

Note L
Long-term Debt and Other Borrowing Arrangements
Long-term Debt consists of:

(in thousands)	October 31, 2021	October 25, 2020
Senior Unsecured Notes, with Interest at 3.050%, Interest Due Semi-annually through June 2051 Maturity Date	$600,000	$—
Senior Unsecured Notes, with Interest at 1.800%, Interest Due Semi-annually through June 2030 Maturity Date	1,000,000	1,000,000
Senior Unsecured Notes, with Interest at 1.700%, Interest Due Semi-annually through June 2028 Maturity Date	750,000	—
Senior Unsecured Notes, with Interest at 0.650%, Interest Due Semi-annually through June 2024 Maturity Date	950,000	—
Senior Unsecured Notes, with Interest at 4.125%, Interest Due Semi-annually through April 2021 Maturity Date	—	250,000
Unamortized Discount on Senior Notes	(8,484)	(2,630)
Unamortized Debt Issuance Costs	(23,435)	(7,979)
Finance Lease Liabilities(1)	52,999	61,030
Other Financing Arrangements	2,823	3,206
Total	3,323,903	1,303,627
Less: Current Maturities of Long-term Debt	8,756	258,691
Long-term Debt Less Current Maturities	$3,315,147	$1,044,936
(1) See Note K - Leases for additional information

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

On June 3, 2021, the Company issued $950.0 million aggregate principal amount of its 0.650% notes due 2024 (the "2024 Notes"), $750.0 million aggregate principal amount of its 1.700% notes due 2028 (the "2028 Notes"), and $600.0 million aggregate principal amount of its 3.050% notes due 2051 (the "2051 Notes"). Interest will accrue per annum at the stated rates with interest on the notes being paid semi-annually in arrears on June 3 and December 3 of each year, commencing December 3, 2021. Interest rate risk was hedged utilizing interest rate locks on the 2028 Notes and 2051 Notes. The Company lifted the hedges in conjunction with the issuance of these notes. See Note F - Derivatives and Hedging for additional details. The 2024 Notes may be redeemed in whole or in part one year after their issuance without penalty for early partial payments or full redemption. The 2028 Notes and 2051 Notes may be redeemed in whole or in part at any time at the applicable redemption price. If a change of control triggering event occurs, the Company must offer to purchase the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

Unsecured Revolving Credit Facility: On May 6, 2021, the Company entered into an unsecured revolving credit agreement with Wells Fargo Bank, National Association as administrative agent, swingline lender and issuing lender, U.S. Bank National Association, JPMorgan Chase Bank, N.A. and BofA Securities, Inc. as syndication agents and the lenders party thereto. In connection with entering the revolving credit agreement, the Company terminated its existing credit facility that was entered into on June 24, 2015. The revolving credit agreement provides for an unsecured revolving credit facility with an aggregate principal commitment amount at any time outstanding of up to $750.0 million with an uncommitted increase option of an additional $375.0 million upon the satisfaction of certain conditions. The unsecured revolving line of credit bears interest, at the Company’s election, at either a Base Rate plus margin of 0.0% to 0.150% or the Eurocurrency Rate plus margin of 0.575% to 1.150% and a variable fee of 0.050% to 0.100% is paid for the availability of this credit line. Extensions of credit under the facility may be made in the form of revolving loans, swingline loans and letters of credit. The lending commitments under the agreement are scheduled to expire on May 6, 2026, at which time the Company will be required to pay in full all obligations then outstanding. As of October 31, 2021, and October 25, 2020, the Company had no outstanding draws from these facilities.

Debt Covenants: The Company is required by certain covenants in its debt agreements to maintain specified levels of financial ratios and financial position. As of October 31, 2021, the Company was in compliance with all of these covenants.

Total interest paid in the last three fiscal years is as follows:

(in millions)
2021	$25.1
2020	14.5
2019	19.0

Note M
Stock-Based Compensation
The Company issues stock options, restricted stock units, and restricted shares as part of its stock incentive plans for employees and non-employee directors. Stock-based compensation expense for fiscal years 2021, 2020, and 2019, was $24.7 million, $22.5 million, and $19.7 million, respectively. The Company recognizes stock-based compensation expense ratably over the vesting period or the individual's retirement eligibility date.
At October 31, 2021, there was $19.3 million of total unrecognized compensation expense from stock-based compensation arrangements granted under the plans. This compensation is expected to be recognized over a weighted-average period of approximately 1.4 years. During fiscal years 2021, 2020, and 2019, cash received from stock option exercises was $45.9 million, $81.8 million, and $59.9 million, respectively.
Shares issued for option exercises, restricted stock units, and restricted shares may be either authorized but unissued shares or shares of treasury stock. The number of shares available for future grants was 12.5 million at October 31, 2021, 13.7 million at October 25, 2020, and 14.9 million at October 27, 2019.
Stock Options: The Company’s policy is to grant options with the exercise price equal to the market price of the common stock on the date of grant. Options typically vest over four years and expire ten years after the date of the grant.
Effective with fiscal 2020 grants, the Company has determined the equity award value for eligible employees will be delivered 50 percent in stock options as described above and 50 percent in restricted stock units with a three-year cliff vesting period.

A reconciliation of the number of options outstanding and exercisable as of October 31, 2021, is:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Stock Options Outstanding at October 25, 2020	21,073	$30.39
Granted	1,277	47.45
Exercised	(3,050)	17.61
Forfeited	(277)	37.23
Expired	(1)	36.25
Stock Options Outstanding at October 31, 2021	19,022	$33.49	4.9	$182,432
Stock Options Exercisable at October 31, 2021	13,047	$29.91	3.8	$164,766

The weighted-average grant date fair value of stock options granted and the total intrinsic value of options exercised during each of the past three fiscal years, are:

	Fiscal Year Ended
	October 31,	October 25,	October 27,
(in thousands, except per share amounts)	2021	2020	2019
Weighted-average Grant Date Fair Value	$7.52	$7.71	$9.24
Intrinsic Value of Exercised Options	94,108	182,821	138,282

The fair value of each option award is calculated on the date of grant using the Black-Scholes valuation model utilizing the following weighted-average assumptions:

	Fiscal Year Ended
	October 31,	October 25,	October 27,
	2021	2020	2019
Risk-free Interest Rate	1.0%	1.7%	2.8%
Dividend Yield	2.1%	2.0%	1.9%
Stock Price Volatility	20.0%	19.0%	19.0%
Expected Option Life	7.4 years	7.5 years	8.0 years

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

Restricted Stock Units: Restricted stock units are valued equal to the market price of the common stock on the date of the grant and generally vest after three years. These awards accumulate dividend equivalents, which are provided as additional units and are subject to the same vesting requirements as the underlying grant. A reconciliation of the restricted stock units as of October 31, 2021, is:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Restricted Stock Units Outstanding at October 25, 2020	188	$45.91
Granted	225	47.52
Dividend Equivalents	6	46.62
Vested	(31)	46.56
Forfeited	(3)	46.52
Restricted Stock Units Outstanding at October 31, 2021	385	$46.81	1.7	$16,277

The weighted-average grant date fair value of restricted stock units granted and the total fair value of restricted stock units granted during each of the past three fiscal years, are:

	Fiscal Year Ended
	October 31,	October 25,	October 27,
(in thousands, except per share amounts)	2021	2020	2019
Weighted-average Grant Date Fair Value	$47.52	$45.88	$—
Fair Value of Restricted Stock Units Granted	10,699	9,383	—
Fair Value of Restricted Stock Units Vested	$1,460	$839	$—

Restricted Shares: Restricted shares awarded to non-employee directors annually on February 1 are subject to a restricted period which expires the date of the Company’s next annual stockholders meeting. Newly elected directors receive a prorated award of restricted shares of the Company's common stock, which expires on the date of the Company's second succeeding annual stockholders meeting. A reconciliation of the restricted shares as of October 31, 2021, is:

(in thousands, except per share amounts)	Shares	Weighted- Average Grant Date Fair Value
Restricted Shares Outstanding at October 25, 2020	45	$47.03
Granted	38	46.92
Vested	(45)	47.03
Restricted Shares Outstanding at October 31, 2021	38	$46.92

The weighted-average grant date fair value of restricted shares granted, the total fair value of restricted shares granted, and the fair value of shares that have vested during each of the past three fiscal years are:

	Fiscal Year Ended
	October 31,	October 25,	October 27,
(in thousands, except per share amounts)	2021	2020	2019
Weighted-average Grant Date Fair Value	$46.92	$47.29	$42.23
Fair Value of Restricted Shares Granted	1,760	1,973	2,134
Fair Value of Restricted Shares Vested	$2,133	$1,974	$1,760

Note N
Income Taxes

The components of the Provision for Income Taxes are as follows:

(in thousands)	2021	2020	2019
Current
U.S. Federal	$171,732	$142,708	$161,233
State	7,541	13,353	30,774
Foreign	9,079	18,293	9,919
Total Current	188,352	174,354	201,926
Deferred
U.S. Federal	23,507	34,408	27,817
State	2,220	4,937	1,473
Foreign	2,950	(7,306)	(649)
Total Deferred	28,677	32,039	28,641
Total Provision for Income Taxes	$217,029	$206,393	$230,567

The Company has elected to treat global intangible low taxed income (GILTI) as a period cost.

Deferred Income Taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred income tax liabilities and assets are as follows:

(in thousands)	October 31, 2021	October 25, 2020
Deferred Tax Liabilities
Goodwill and Intangible Assets	$(322,822)	$(269,218)
Tax over Book Depreciation and Basis Differences	(143,891)	(164,911)
Other, net	(21,967)	(24,316)
Deferred Tax Assets
Pension and Other Post-retirement Benefits	71,190	97,129
Employee Compensation Related Liabilities	68,133	65,024
Marketing and Promotional Accruals	22,916	20,783
Other, net	50,767	62,302
Net Deferred Tax (Liabilities) Assets	$(275,674)	$(213,207)

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	2021	2020	2019
U.S. Statutory Rate	21.0%	21.0%	21.0%
State Taxes on Income, Net of Federal Tax Benefit	0.8	1.6	2.5
Divestitures	—	—	(1.4)
Stock-based Compensation	(1.6)	(3.1)	(2.2)
All Other, net	(0.9)	(1.0)	(0.8)
Effective Tax Rate	19.3%	18.5%	19.1%

In fiscal 2019, the Company recorded a net tax benefit of $17.5 million related to the divestiture of CytoSport.

As of October 31, 2021, the Company had $221.4 million of undistributed earnings from non-U.S. subsidiaries. The Company maintains all earnings are permanently reinvested. Accordingly, no additional income taxes have been provided for withholding tax, state tax, or other taxes.

Total income taxes paid during fiscal years 2021, 2020, and 2019 were $167.0 million, $169.7 million, and $221.4 million, respectively.

The following table sets forth changes in the unrecognized tax benefits, excluding interest and penalties, for fiscal years 2021 and 2020.

(in thousands)
Balance as of October 27, 2019	$27,826
Tax Positions Related to the Current Period
Increases	3,177
Tax Positions Related to Prior Periods
Increases	8,299
Decreases	(2,549)
Settlements	(1,107)
Decreases Related to a Lapse of Applicable Statute of Limitations	(2,404)
Balance as of October 25, 2020	$33,242
Tax Positions Related to the Current Period
Increases	4,003
Tax Positions Related to Prior Periods
Increases	2,117
Decreases	(4,170)
Settlements	(8,934)
Decreases Related to a Lapse of Applicable Statute of Limitations	(4,166)
Balance as of October 31, 2021	$22,092

The amount of unrecognized tax benefits, including interest and penalties, is recorded in Other Long-term Liabilities. If recognized as of October 31, 2021, and October 25, 2020, $19.6 million, and $29.1 million, respectively, would impact the Company’s effective tax rate. The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense, with losses of $0.9 million and $1.9 million included in expense for fiscal 2021 and 2020, respectively. The amount of accrued interest and penalties at October 31, 2021, and October 25, 2020, associated with unrecognized tax benefits was $5.0 million and $7.2 million, respectively.

The Company is regularly audited by federal and state taxing authorities. The U.S. Internal Revenue Service (I.R.S.) concluded their examinations of fiscal 2018 in the fourth quarter of fiscal 2020, and fiscal 2019 in the second quarter of fiscal 2021. The Company has elected to participate in the Compliance Assurance Process (CAP) for fiscal years through 2022. The objective of CAP is to contemporaneously work with the I.R.S. to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. The Company may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time.

The Company is in various stages of audit by several state taxing authorities on a variety of fiscal years, as far back as 2015. While it is reasonably possible that one or more of these audits may be completed within the next 12 months and the related unrecognized tax benefits may change based on the status of the examinations, it is not possible to reasonably estimate the effect of any amount of such change to previously recorded uncertain tax positions.

Note O
Earnings Per Share Data
The reported net earnings attributable to the Company were used when computing basic and diluted earnings per share. The following table sets forth the shares used as the denominator for those computations:

(in thousands)	2021	2020	2019
Basic Weighted-Average Shares Outstanding	541,114	538,007	534,578
Dilutive Potential Common Shares	6,466	8,585	10,654
Diluted Weighted-Average Shares Outstanding	547,580	546,592	545,232

Antidilutive Potential Common Shares	2,839	1,822	2,801

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

The Refrigerated Foods segment consists primarily of the processing, marketing, and sale of branded and unbranded pork, beef, and poultry products for retail, foodservice, deli, convenience store, and commercial customers.

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

	Fiscal Year
(in thousands)	2021	2020	2019
Sales to Unaffiliated Customers
Grocery Products	$2,809,445	$2,385,291	$2,369,317
Refrigerated Foods	6,333,410	5,271,061	5,210,741
Jennie-O Turkey Store	1,495,151	1,333,459	1,323,783
International & Other	748,183	618,650	593,476
Total	$11,386,189	$9,608,462	$9,497,317
Intersegment Sales
Grocery Products	$—	$13	$41
Refrigerated Foods	28,019	21,067	16,351
Jennie-O Turkey Store	134,563	108,276	123,712
International & Other	—	—	—
Total	162,582	129,356	140,104
Intersegment Elimination	(162,582)	(129,356)	(140,104)
Total	$—	$—	$—
Net Sales
Grocery Products	$2,809,445	$2,385,304	$2,369,358
Refrigerated Foods	6,361,429	5,292,128	5,227,092
Jennie-O Turkey Store	1,629,714	1,441,735	1,447,495
International & Other	748,183	618,650	593,476
Intersegment Elimination	(162,582)	(129,356)	(140,104)
Total	$11,386,189	$9,608,462	$9,497,317
Segment Profit
Grocery Products	$382,197	$358,008	$339,497
Refrigerated Foods	664,558	609,406	681,763
Jennie-O Turkey Store	76,006	105,585	117,962
International & Other	115,943	93,782	75,513
Total Segment Profit	$1,238,704	$1,166,782	$1,214,735
Net Unallocated Expense	112,836	52,307	5,362
Noncontrolling Interest	301	272	342
Earnings Before Income Taxes	$1,126,170	$1,114,747	$1,209,715
Assets
Grocery Products	$4,711,475	$1,713,883	$1,774,235
Refrigerated Foods	4,900,427	4,188,250	3,583,639
Jennie-O Turkey Store	1,073,249	1,111,318	1,023,787
International & Other	800,828	721,729	692,310
Corporate	1,210,351	2,173,101	1,035,033
Total	$12,696,329	$9,908,282	$8,109,004
Additions to Property, Plant, & Equipment
Grocery Products	$19,911	$34,409	$37,892
Refrigerated Foods	159,380	249,441	174,506
Jennie-O Turkey Store	14,606	42,042	31,607
International & Other	8,626	3,737	9,248
Corporate	29,894	37,872	40,585
Total	$232,416	$367,501	$293,838
Depreciation and Amortization
Grocery Products	$34,645	$32,148	$31,406
Refrigerated Foods	116,206	97,317	77,100
Jennie-O Turkey Store	47,669	46,322	34,696
International & Other	15,244	16,226	10,666
Corporate	14,643	13,767	11,342
Total	$228,406	$205,781	$165,210

Revenue has been disaggregated into the categories below to show how sales channels affect the nature, amount, timing, and uncertainty of revenue and cash flows. The amounts of total revenues contributed by sales channel for the last three fiscal years are:

	Fiscal Year Ended
(in thousands)	October 31, 2021	October 25, 2020	October 27, 2019
U.S. Retail	$6,196,761	$5,441,412	$4,947,398
U.S. Foodservice	3,239,424	2,489,644	2,943,352
U.S. Deli	1,087,081	970,327	939,069
International	862,923	707,078	667,498
Total	$11,386,189	$9,608,462	$9,497,317

The Company’s products primarily consist of meat and other food products. The amounts of total revenues contributed by classes of similar products for the last three fiscal years are:

	Fiscal Year Ended
(in thousands)	October 31, 2021	October 25, 2020	October 27, 2019
Perishable	$6,271,164	$5,328,738	$5,370,409
Shelf-stable	2,661,194	2,092,551	1,829,138
Poultry	2,100,356	1,886,367	1,849,294
Miscellaneous	353,475	300,806	448,476
Total	$11,386,189	$9,608,462	$9,497,317

Perishable includes fresh meats, frozen items, refrigerated meal solutions, sausages, hams, guacamole, and bacon (excluding Jennie-O Turkey Store products). Shelf-stable includes canned luncheon meats, nut butters, snack nuts, chili, shelf-stable microwaveable meals, hash, stews, tortillas, salsas, tortilla chips, and other items that do not require refrigeration. The Poultry category is composed primarily of Jennie-O Turkey Store products. The Miscellaneous category primarily consists of nutritional food products and supplements, dessert and drink mixes, and industrial gelatin products. The divestiture of CytoSport in fiscal 2019 led to the reduction in the Miscellaneous category as compared to fiscal 2021 and 2020.

Revenues from external customers are classified as domestic or foreign based on the destination where title passes. No individual foreign country is material to the consolidated results. Additionally, the Company’s long-lived assets located in foreign countries are not significant. Total revenues attributed to the U.S. and all foreign countries in total for the last three fiscal years are:

	Fiscal Year Ended
(in thousands)	October 31, 2021	October 25, 2020	October 27, 2019
United States	$10,653,088	$9,006,007	$8,934,911
Foreign	733,101	602,454	562,406
Total	$11,386,189	$9,608,462	$9,497,317

In fiscal 2021, sales to Walmart Inc. (Walmart) represented $1.9 billion or 15.2% of the Company’s consolidated gross sales less returns and allowances compared to $1.5 billion or 14.6% in fiscal 2020. Walmart is a customer for all four segments of the Company.

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

Internal Control over Financial Reporting
Management's report on the Company's internal control over financial reporting is included on page 30 of this report. The report of the Company's independent registered public accounting firm related to their assessment of the effectiveness of internal control over financial reporting is included on page 31 of this report.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) through the fourth quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information under “Item 1 – Election of Directors”, “Board Independence”, and information under “Board of Director and Committee Meetings” in the definitive proxy statement for the Annual Meeting of Stockholders to be held January 25, 2022, is incorporated herein by reference.

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

Item 11.  EXECUTIVE COMPENSATION

Information commencing with “Executive Compensation” through "CEO Pay Ratio Disclosure”, and information under “Compensation of Directors” in the definitive proxy statement for the Annual Meeting of Stockholders to be held January 25, 2022, is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the Company's equity compensation plans as of October 31, 2021, is presented below:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	19,022,070	$33.49	12,472,467
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	19,022,070	$33.49	12,472,467

Information under “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the definitive proxy statement for the Annual Meeting of Stockholders to be held January 25, 2022, is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information under “Related Party Transactions” and “Board Independence” in the definitive proxy statement for the Annual Meeting of Stockholders to be held January 25, 2022, is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information under “Independent Registered Public Accounting Firm Fees” and “Audit Committee Preapproval Policies and Procedures” in the definitive proxy statement for the Annual Meeting of Stockholders to be held January 25, 2022, is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Hormel Foods Corporation for the fiscal year ended October 31, 2021, are filed as part of this report:

Consolidated Statements of Financial Position–October 31, 2021, and October 25, 2020.

Consolidated Statements of Operations–Fiscal Years Ended October 31, 2021, October 25, 2020, and October 27, 2019.

Consolidated Statements of Comprehensive Income–Fiscal Years Ended October 31, 2021, October 25, 2020, and October 27, 2019.

Consolidated Statements of Changes in Shareholders’ Investment–Fiscal Years Ended October 31, 2021, October 25, 2020, and October 27, 2019.

Consolidated Statements of Cash Flows–Fiscal Years Ended October 31, 2021, October 25, 2020, and October 27, 2019.

Notes to Consolidated Financial Statements

Report of Management

Report of Independent Registered Public Accounting Firm

 FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statement schedule of Hormel Foods Corporation required is submitted herewith:

Schedule II – Valuation and Qualifying Accounts and Reserves–Fiscal Years Ended October 31, 2021, October 25, 2020, and October 27, 2019.

FINANCIAL STATEMENTS AND SCHEDULES OMITTED

All other financial statements and schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

HORMEL FOODS CORPORATION
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

		Additions/(Benefits)
Classification	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts Describe		Deductions- Describe		Balance at End of Period
Valuation reserve deduction from assets account:
Fiscal year ended October 31, 2021 Allowance for doubtful accounts receivable					$138	(1)
	$4,012	$146	$(12)	(3)	(25)	(2)	$4,033
Fiscal year ended October 25, 2020 Allowance for doubtful accounts receivable			$(63)	(4)	$452	(1)
	$4,063	$339	12	(5)	(113)	(2)	$4,012
Fiscal year ended October 27, 2019 Allowance for doubtful accounts receivable					$121	(1)
	$4,051	$(382)			(515)	(2)	$4,063

(1) Uncollectible accounts written off.

(2) Recoveries on accounts previously written off.

(3)  Consolidation of the Sadler's reserve.

(4) Consolidation of the Applegate reserve.

(5)  Increase in the reserve due to the inclusion of Sadler's accounts receivable.

LIST OF EXHIBITS
HORMEL FOODS CORPORATION

NUMBER	DESCRIPTION OF DOCUMENT
2.1(1)
Asset Purchase Agreement between The Kraft Heinz Company and Hormel Foods Corporation dated as of February 10, 2021. Exhibits and schedules identified in the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished to the Securities and Exchange Commission upon request. (Incorporated by reference to Exhibit 2.1 to Hormel's Report on Form 10-Q dated March 2, 2021, File No. 001-02402.)

2.2(1)
First Amendment to the Asset Purchase Agreement dated as of June 7, 2021, by and between The Kraft Heinz Company and Hormel Foods Corporation. (Incorporated by reference to Exhibit 2.1 to Hormel's Report on Form 10-Q dated September 3, 2021, File No. 001-02402.) Exhibits and schedules identified in the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished to the Securities and Exchange Commission upon request.

3.1(1)	Restated Certificate of Incorporation as amended January 27, 2016. (Incorporated by reference to Exhibit 3.1 to Hormel’s Annual Report on Form 10-K dated December 21, 2016, File No. 001-02402.)

3.2(1)	Bylaws as amended to date. (Incorporated by reference to Exhibit 3(ii) to Hormel’s Current Report on Form 8-K dated May 21, 2018, File No. 001-02402.)

4.1(1)	Description of Capital Stock. (Incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K filed on December 6, 2019, File No. 001-02402.)

4.2(1)
Indenture dated as of April 1, 2011, between the Company and U.S. Bank National Association. (Incorporated by reference to Exhibit 4.3 to Hormel’s Registration Statement on Form S-3 filed on April 4, 2011, File No. 333-173284.)

4.3(1)	Form of 1.800% Notes due June 11, 2030. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 11, 2020, File No. 001-02402.)

4.4(1)	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of holders of certain long-term debt are not filed. Hormel agrees to furnish copies thereof to the Securities and Exchange Commission upon request.

4.5(1)	Form of 0.650% Notes due 2024 (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 3, 2021, File No. 001-02402.)

4.6(1)	Form of 1.700% Notes due 2028 (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated June 3, 2021, File No. 001-02402.)

4.7(1)	Form of 3.050% Notes due 2051 (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated June 3, 2021, File No. 001-02402.)

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

NUMBER	DESCRIPTION OF DOCUMENT
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

10.15(1)
U.S. $750,000,000 Credit Agreement, dated as of May 6, 2021, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and the lenders identified on the signature pages thereof. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 6, 2021, File No. 001- 02402.)

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

101(2)
The following financial statements from the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Investment, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104(2)	The cover page from the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2021, formatted in Inline XBRL (included as Exhibit 101).

(1)	Document has previously been filed with the Securities and Exchange Commission and is incorporated herein by reference.
(2)	These exhibits transmitted via EDGAR.
(3)	Management contract or compensatory plan or arrangement.

Item 16.  FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORMEL FOODS CORPORATION

By:	/s/ JAMES P. SNEE	December 10, 2021
	JAMES P. SNEE, Chairman of the Board,	Date
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Date	Title
/s/ JAMES P. SNEE	12/10/2021	Chairman of the Board, President and Chief Executive
JAMES P. SNEE		Officer
(Principal Executive Officer)

/s/ JAMES N. SHEEHAN	12/10/2021	Executive Vice President and Chief Financial Officer
JAMES N. SHEEHAN		(Principal Financial Officer)

/s/ JANA L. HAYNES	12/10/2021	Vice President and Controller
JANA L. HAYNES		(Principal Accounting Officer)

/s/ PRAMA BHATT*	12/10/2021	Director
PRAMA BHATT

/s/ GARY C. BHOJWANI*	12/10/2021	Director
GARY C. BHOJWANI

/s/ TERRELL K. CREWS*	12/10/2021	Director
TERRELL K. CREWS

/s/ STEPHEN M. LACY*	12/10/2021	Director
STEPHEN M. LACY

/s/ ELSA A. MURANO*	12/10/2021	Director
ELSA A. MURANO

/s/ SUSAN K. NESTEGARD*	12/10/2021	Director
SUSAN K. NESTEGARD

/s/ WILLIAM A. NEWLANDS*	12/10/2021	Director
WILLIAM A. NEWLANDS

/s/ CHRISTOPHER J. POLICINSKI*	12/10/2021	Director
CHRISTOPHER J. POLICINSKI

/s/ JOSE L. PRADO*	12/10/2021	Director
JOSE L. PRADO

/s/ SALLY J. SMITH*	12/10/2021	Director
SALLY J. SMITH

/s/ STEVEN A. WHITE*	12/10/2021	Director
STEVEN A. WHITE

*By: /s/ JANA L. HAYNES	12/10/2021
JANA L. HAYNES
as Attorney-In-Fact