Form 10-Q
period 2022-01-30
HORMEL FOODS CORP /DE/
filed 2022-03-08
CIK 48465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 6, 2022
Common Stock	$.01465	par value	544,997,610
Common Stock Non-Voting	$.01	par value	0

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except per share amounts
Unaudited

	Quarter Ended
	January 30, 2022	January 24, 2021
Net Sales	$3,044,358	$2,461,147
Cost of Products Sold	2,505,610	2,010,977
Gross Profit	538,749	450,170

Selling, General and Administrative	225,972	196,380
Equity in Earnings of Affiliates	6,898	14,228

Operating Income	319,675	268,018

Other Income and Expense:
Interest and Investment Income	3,869	17,291
Interest Expense	(14,640)	(8,227)

Earnings Before Income Taxes	308,904	277,082

Provision for Income Taxes	69,194	54,687

Net Earnings	239,710	222,395
Less: Net Earnings (Loss) Attributable to Noncontrolling Interest	139	112
Net Earnings Attributable to Hormel Foods Corporation	$239,571	$222,283

Net Earnings Per Share
Basic	$0.44	$0.41
Diluted	$0.44	$0.41

Weighted-average Shares Outstanding
Basic	542,680	539,913
Diluted	547,928	547,444

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
In thousands
Unaudited

	Quarter Ended
	January 30, 2022	January 24, 2021
Net Earnings	$239,710	$222,395
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	925	17,888
Pension and Other Benefits	2,535	4,199
Deferred Hedging	8,404	12,599
Total Other Comprehensive Income (Loss)	11,864	34,686
Comprehensive Income	251,574	257,081
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	258	417
Comprehensive Income Attributable to Hormel Foods Corporation	$251,316	$256,664

See Notes to Consolidated Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
In thousands, except share and per share amounts
Unaudited

	January 30, 2022	October 31, 2021
Assets
Current Assets
Cash and Cash Equivalents	$824,434	$613,530
Short-term Marketable Securities	22,194	21,162
Accounts Receivable (Net of Allowance for Doubtful Accounts of $3,739 at January 30, 2022, and $4,033 at October 31, 2021)	812,706	895,719
Inventories	1,385,705	1,369,198
Taxes Receivable	7,699	8,293
Prepaid Expenses and Other Current Assets	40,614	39,914
Total Current Assets	3,093,350	2,947,816

Goodwill	4,928,139	4,929,102

Other Intangibles	1,817,165	1,822,273

Pension Assets	296,450	289,096

Investments In and Receivables from Affiliates	286,493	299,019

Other Assets	303,577	299,907

Property, Plant and Equipment
Land	74,992	72,133
Buildings	1,339,344	1,332,881
Equipment	2,473,366	2,415,063
Construction in Progress	282,656	316,455
Less: Allowance for Depreciation	(2,068,524)	(2,027,414)
Net Property, Plant and Equipment	2,101,835	2,109,117

Total Assets	$12,827,009	$12,696,329

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
In thousands, except share and per share amounts
Unaudited

	January 30, 2022	October 31, 2021
Liabilities and Shareholders' Investment
Current Liabilities
Accounts Payable and Accrued Expenses	$799,368	$844,502
Accrued Marketing Expenses	149,628	114,746
Employee Related Expenses	214,350	269,327
Taxes Payable	89,134	23,520
Interest and Dividends Payable	154,024	154,803
Current Maturities of Long-term Debt	8,829	8,756
Total Current Liabilities	1,415,334	1,415,654

Long-term Debt Less Current Maturities	3,309,150	3,315,147

Pension and Post-retirement Benefits	547,779	546,362

Other Long-term Liabilities	166,906	162,623

Deferred Income Taxes	281,515	278,183

Shareholders' Investment
Preferred Stock, Par Value $0.01 a Share–	—	—
Authorized 160,000,000 Shares; Issued–None
Common Stock, Non-voting, Par Value $0.01 a Share–	—	—
Authorized 400,000,000 Shares; Issued–None
Common Stock, Par Value $0.01465 a Share–	7,955	7,946
Authorized 1,600,000,000 Shares;
Shares Issued as of January 30, 2022: 543,011,868
Shares Issued as of October 31, 2021: 542,412,403
Additional Paid-in Capital	377,708	360,336
Accumulated Other Comprehensive Loss	(265,524)	(277,269)
Retained Earnings	6,980,451	6,881,870
Hormel Foods Corporation Shareholders' Investment	7,100,589	6,972,883
Noncontrolling Interest	5,736	5,478
Total Shareholders' Investment	7,106,325	6,978,360

Total Liabilities and Shareholders' Investment	$12,827,009	$12,696,329

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT
In thousands, except per share amounts
Unaudited

	Quarter Ended January 24, 2021
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
	Shares	Amount	Shares	Amount
Balance at October 25, 2020	539,887	$7,909	—	$—	$289,554	$6,523,335	$(395,250)	$4,778	$6,430,326
Net Earnings						222,283		112	222,395
Other Comprehensive Income (Loss)							34,381	305	34,686
Purchases of Common Stock			(199)	(8,837)					(8,837)
Stock-based Compensation Expense					7,781				7,781
Exercise of Stock Options/Restricted Shares	108	2			1,763				1,765
Shares Retired	(199)	(3)	199	8,837	(110)	(8,724)			—
Declared Cash Dividends – $0.2450 per Share						(132,389)			(132,389)
Balance at January 24, 2021	539,796	$7,908	—	$—	$298,988	$6,604,506	$(360,869)	$5,195	$6,555,727

	Quarter Ended January 30, 2022
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
	Shares	Amount	Shares	Amount
Balance at October 31, 2021	542,412	$7,946	—	$—	$360,336	$6,881,870	$(277,269)	$5,478	$6,978,360
Net Earnings						239,571		139	239,710
Other Comprehensive Income (Loss)							11,745	119	11,864
Stock-based Compensation Expense					6,328				6,328
Exercise of Stock Options/Restricted Shares	599	9			11,044				11,053
Declared Cash Dividends – $0.2600 per Share						(140,990)			(140,990)
Balance at January 30, 2022	543,012	$7,955	—	$—	$377,708	$6,980,451	$(265,524)	$5,736	$7,106,325

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands
Unaudited

	Quarter Ended
	January 30, 2022	January 24, 2021
Operating Activities
Net Earnings	$239,710	$222,395
Adjustments to Reconcile to Net Cash Provided by Operating Activities:
Depreciation	52,406	41,395
Amortization	11,874	9,648
Equity in Earnings of Affiliates	(6,898)	(14,228)
Distributions Received from Equity Method Investees	18,039	11,250
Provision for Deferred Income Taxes	366	335
Loss (Gain) on Property/Equipment Sales and Plant Facilities	1,593	1,388
Non-cash Investment Activities	5,956	(11,693)
Stock-based Compensation Expense	6,328	7,781
Changes in Operating Assets and Liabilities, Net of Acquisitions:
Decrease (Increase) in Accounts Receivable	85,079	(3,444)
Decrease (Increase) in Inventories	(16,251)	(11,876)
Decrease (Increase) in Prepaid Expenses and Other Current Assets	10,143	17,634
Increase (Decrease) in Pension and Post-retirement Benefits	(2,533)	1,134
Increase (Decrease) in Accounts Payable and Accrued Expenses	(85,554)	(124,092)
Increase (Decrease) in Net Income Taxes Payable	63,498	58,059
Net Cash Provided by (Used in) Operating Activities	383,756	205,686

Investing Activities
Net (Purchase) Sale of Securities	(1,611)	(206)
Purchases of Property and Equipment	(49,747)	(40,363)
Proceeds from Sales of Property and Equipment	388	1,461
Decrease (Increase) in Investments, Equity in Affiliates, and Other Assets	1,290	(1,149)
Proceeds from Company-owned Life Insurance	—	956
Net Cash Provided by (Used in) Investing Activities	(49,680)	(39,301)

Financing Activities
Repayments of Long-term Debt and Finance Leases	(2,163)	(2,165)
Dividends Paid on Common Stock	(132,909)	(125,516)
Share Repurchase	—	(8,837)
Proceeds from Exercise of Stock Options	11,053	1,765
Net Cash Provided by (Used in) Financing Activities	(124,019)	(134,754)

Effect of Exchange Rate Changes on Cash	846	5,600
Increase (Decrease) in Cash and Cash Equivalents	210,904	37,232
Cash and Cash Equivalents at Beginning of Year	613,530	1,714,309
Cash and Cash Equivalents at End of Quarter	$824,434	$1,751,541

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited consolidated financial statements of Hormel Foods Corporation (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include certain information and footnotes required by generally accepted accounting principles for comprehensive financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results and cash flows for the interim period are not necessarily indicative of the results that may be expected for the full year.

These statements should be reviewed in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2021. The significant accounting policies used in preparing these Consolidated Financial Statements are consistent with those described in Note A - Summary of Significant Accounting Policies to the Consolidated Financial Statements in the Form 10-K with the exception of new requirements adopted in the first quarter of fiscal 2022. The Company has considered the impact of COVID-19 and determined there have been no material changes in the Company’s significant accounting policies, including estimates and assumptions, as disclosed in its Annual Report on Form 10-K for the fiscal year ended October 31, 2021.

Fiscal Year: The Company’s fiscal year ends on the last Sunday in October. Fiscal 2022 consists of 52 weeks. Fiscal 2021 consisted of 53 weeks with the additional week occurring in the fourth quarter.

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

Accounting Changes and Recent Accounting Pronouncements:
New Accounting Pronouncements Adopted in Current Fiscal Year

In December 2019, the FASB issued ASU 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740). The updated guidance simplifies the accounting for income taxes by removing certain exceptions in Topic 740 and clarifying and amending existing guidance. The amendments are effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company adopted the provisions of this new accounting standard at the beginning of fiscal 2022 and adoption did not have a material impact on its consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848). The guidance provides optional expedients and exceptions to account for contracts, hedging relationships, and other transactions that reference London Interbank Referenced Rate (LIBOR) or another reference rate expected to be discontinued. The optional guidance can be applied from March 12, 2020 through December 31, 2022. The Company is currently assessing the impact the updated provisions will have on the consolidated financial statements.

Recently issued accounting standards or pronouncements not disclosed have been excluded as they are currently not relevant to the Company.

NOTE B - ACQUISITIONS AND DIVESTITURES

Acquisitions: On June 7, 2021, the Company acquired the Planters® snack nuts business from The Kraft Heinz Company. The acquisition includes the Planters®, NUT-rition®, and Corn Nuts® brands. The final purchase price, including working capital adjustments, was $3.4 billion. The transaction was funded with the Company’s cash on hand and from the issuance of long-term debt.

Planters® is an iconic snack brand and this acquisition significantly expands the Company's presence, and should broaden the scope for future acquisitions, in the growing snacking space. Operating results for this acquisition have been included in the Company's Consolidated Statements of Operations from the date of acquisition and are reflected in the Grocery Products,

Refrigerated Foods, and International & Other segments. The acquisition contributed $271.8 million of net sales during the first quarter of fiscal 2022. As the acquisition has been integrated within the Company's existing operations, post-acquisition net income is not discernible.

The acquisition was accounted for as a business combination using the acquisition method. The Company determined the acquisition date fair values of the assets acquired using independent appraisals. The Company completed purchase accounting allocations in the fourth quarter of fiscal 2021.

NOTE C - GOODWILL AND INTANGIBLE ASSETS

Goodwill: The changes in the carrying amounts of goodwill for the quarter ended January 30, 2022, are:

in thousands	Grocery Products	Refrigerated Foods	Jennie-O Turkey Store	International & Other	Total
Balance at October 31, 2021	$2,398,354	$2,094,421	$176,628	$259,699	$4,929,102
Foreign Currency Translation	—	—	—	(962)	(962)
Balance at January 30, 2022	$2,398,354	$2,094,421	$176,628	$258,737	$4,928,139
Intangible Assets: The carrying amounts for indefinite-lived intangible assets are:

in thousands	January 30, 2022	October 31, 2021
Brands/Tradenames/Trademarks	$1,665,190	$1,665,190
Other Intangibles	184	184
Foreign Currency Translation	(6,857)	(6,646)
Total	$1,658,517	$1,658,728

The gross carrying amount and accumulated amortization for definite-lived intangible assets are:

	January 30, 2022		October 31, 2021
in thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer Lists/Relationships	$168,239	$(60,092)	$168,239	$(56,882)
Other Intangibles	59,241	(8,418)	60,241	(8,356)
Tradenames/Trademarks	10,536	(6,237)	10,536	(5,700)
Foreign Currency Translation	—	(4,620)	—	(4,534)
Total	$238,016	$(79,368)	$239,016	$(75,471)

Amortization expense was $4.8 million for the quarter ended January 30, 2022, compared to $4.0 million for the quarter ended January 24, 2021.

Estimated annual amortization expense for the five fiscal years after October 31, 2021, is as follows:

in thousands	Amortization Expense
2022	$19,244
2023	18,351
2024	16,352
2025	14,627
2026	14,170

NOTE D - INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES

The Company accounts for its majority-owned operations under the consolidation method. Investments in which the Company owns a minority interest and for which there are no other indicators of control are accounted for under the equity or cost method. These investments, along with any related receivables from affiliates, are included in the Consolidated Condensed Statements of Financial Position as Investments In and Receivables From Affiliates.

Investments In and Receivables From Affiliates consist of:

in thousands	Segment	% Owned	January 30, 2022	October 31, 2021
MegaMex Foods, LLC	Grocery Products	50%	$197,935	$205,413
Other Joint Ventures	International & Other	Various (20-40%)	88,558	93,606
Total			$286,493	$299,019

Equity in Earnings of Affiliates consists of:

		Quarter Ended
in thousands	Segment	January 30, 2022	January 24, 2021
MegaMex Foods, LLC	Grocery Products	$6,995	$12,433
Other Joint Ventures	International & Other	(97)	1,794
Total		$6,898	$14,228

For the quarter ended January 30, 2022, $18.0 million of dividends were received from affiliates, compared to $11.3 million of dividends received for the quarter ended January 24, 2021.

The Company recognized a basis difference of $21.3 million associated with the formation of MegaMex Foods, LLC, of which $10.8 million is remaining as of January 30, 2022. This difference is being amortized through Equity in Earnings of Affiliates.

NOTE E - INVENTORIES

Principal components of inventories are:

in thousands	January 30, 2022	October 31, 2021
Finished Products	$700,026	$725,115
Raw Materials and Work-in-Process	416,013	395,403
Operating Supplies	181,608	163,416
Maintenance Materials and Parts	88,057	85,264
Total	$1,385,705	$1,369,198

NOTE F - DERIVATIVES AND HEDGING

The Company uses hedging programs to manage price risk associated with commodity purchases and interest rates. These programs utilize futures, swaps, and options contracts to manage the Company’s exposure to market fluctuations. The Company has determined its designated hedging programs to be highly effective in offsetting the changes in fair value or cash flows generated by the items hedged. Effectiveness testing is performed on a quarterly basis to ascertain a high level of effectiveness for cash flow and fair value hedging programs.

Cash Flow Commodity Hedges:  The Company designates grain and lean hog futures, swaps, and options used to offset price fluctuations in the Company’s future direct grain and hog purchases as cash flow hedges. Effective gains or losses related to these cash flow hedges are reported in Accumulated Other Comprehensive Loss (AOCL) and reclassified into earnings, through Cost of Products Sold, in the periods in which the hedged transactions affect earnings. The Company typically does not hedge its grain exposure beyond the next two upcoming fiscal years and its hog exposure beyond the next fiscal year.

Fair Value Commodity Hedges:  The Company designates the futures it uses to minimize the price risk assumed when fixed forward priced contracts are offered to the Company’s commodity suppliers as fair value hedges. The intent of the program is to make the forward priced commodities cost nearly the same as cash market purchases at the date of delivery. Changes in the fair value of the futures contracts, along with the gain or loss on the hedged purchase commitment, are marked-to-market through earnings and recorded on the Consolidated Condensed Statements of Financial Position as a Current Asset and Current Liability, respectively. Effective gains or losses related to these fair value hedges are recognized through Cost of Products Sold in the periods in which the hedged transactions affect earnings.

Cash Flow Interest Rate Hedges: In the second quarter of fiscal 2021, the Company designated two separate interest rate locks as cash flow hedges to manage interest rate risk associated with the anticipated debt transactions required to fund the acquisition of the Planters® snack nuts business. The total notional amount of the Company's locks was $1.25 billion. In the third quarter of fiscal 2021, the associated unsecured senior notes were issued with a tenor of seven and thirty years and both locks were lifted (See Note J - Long-term Debt and Other Borrowing Arrangements). Mark-to-market gains and losses on these instruments were deferred as a component of AOCL. The resulting gain in AOCL is reclassified to Interest Expense in the periods in which the hedged transactions affect earnings.

Fair Value Interest Rate Hedge: In the first quarter of fiscal 2022, the Company entered into an interest rate swap to protect against changes in the fair value of a portion of previously issued senior unsecured notes attributable to the change in the benchmark interest rate. The hedge specifically designates the last $450 million of the notes due June 2024 (the “2024 Notes”). The swap compounds quarterly and settles semi-annually with gains and losses recognized in earnings through interest expense. Mark-to-market changes in the fair value of the interest rate swap and hedged debt are also recognized as interest expense.

Other Derivatives:  The Company holds certain futures contract positions as part of a merchandising program and to manage the Company’s exposure to fluctuations in commodity markets. The Company has not applied hedge accounting to these positions. Activity related to derivatives not designated as hedges is immaterial to the consolidated financial statements.

Volume: The Company's outstanding contracts related to its commodity hedging programs include:

Volume
Commodity Contracts	January 30, 2022	October 31, 2021
Corn	34.0 million bushels	33.1 million bushels
Lean Hogs	132.6 million pounds	120.0 million pounds

Fair Value of Derivatives:  The fair values of the Company’s derivative instruments designated as hedges are:

		Gross Fair Value
in thousands	Location on Consolidated Condensed Statements of Financial Position	January 30, 2022	October 31, 2021
Derivatives Designated as Hedges:
Commodity Contracts(1)	Other Current Assets	$27,819	$21,798
Interest Rate Contracts	Interest and Dividends Payable	(4,949)	—
(1) Amounts represent the gross fair value of commodity derivative assets and liabilities. The Company nets the derivative assets and liabilities for each of its hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract. The amount or timing of cash collateral balances may impact the classification of the commodity derivative in the Consolidated Condensed Statements of Financial Position. The gross asset position as of January 30, 2022 is offset by the obligation to return net cash collateral of $16.8 million contained within the master netting arrangement. The gross asset position as of October 31, 2021 is offset by the obligation to return net cash collateral of $10.8 million. See Note I - Fair Value Measurements for a discussion of these net amounts as reported in the Consolidated Condensed Statements of Financial Position.

Fair Value Hedge - Assets (Liabilities): The carrying amount of the Company's fair value hedged assets (liabilities) are:

		Carrying Amount of Hedged Assets/(Liabilities)
in thousands	Location on Consolidated Condensed Statements of Financial Position	January 30, 2022	October 31, 2021
Fair Value Hedges:
Commodity Contracts	Accounts Payable(1)	$8,262	$3,432
Interest Rate Contracts	Long-term Debt - Less Current Maturities(2)	(445,051)	—
(1)  Represents the carrying amount of fair value hedged assets and liabilities which are offset by other assets included in master netting arrangements described above.
(2) Represents the carrying amount of the hedged portion of the "2024 Notes". As of January 30, 2022, a cumulative basis adjustment of $4.9 million has been included in the carrying amount.

Accumulated Other Comprehensive Loss Impact: As of January 30, 2022, the Company included in AOCL hedging gains (before tax) of $43.3 million on commodity contracts and $14.2 million related to interest rate settled positions. The Company expects to recognize the majority of the gains on commodity contracts over the next twelve months. Gains on interest rate contracts offset the hedged interest payments over the tenor of the debt instruments.

The effect of AOCL for gains or losses (before tax) related to the Company's derivative instruments are:

	Gain/(Loss) Recognized in AOCL (1)		Gain/(Loss) Reclassified from AOCL into Earnings (1)		Location on Consolidated Statements of Operations
	Quarter Ended		Quarter Ended
in thousands	January 30, 2022	January 24, 2021	January 30, 2022	January 24, 2021
Cash Flow Hedges:
Commodity Contracts	$20,279	$16,552	$7,746	$(50)	Cost of Products Sold
Excluded Component (2)	(1,172)	—	—	—
Interest Rate Contracts	—	—	247	—	Interest Expense
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

Consolidated Statements of Operations Impact: The effect on the Consolidated Statements of Operations for gains or losses (before tax) related to the Company's derivative instruments are:

	Consolidated Statements of Operations Impact
	Quarter Ended
in thousands	January 30, 2022	January 24, 2021
Net Earnings Attributable to Hormel Foods Corporation	$239,571	$222,283

Cash Flow Hedges - Commodity Contracts
Gain (Loss) Reclassified from AOCL	7,746	(50)
Amortization of Excluded Component from Options	(825)	—

Fair Value Hedges - Commodity Contracts
Gain (Loss) on Commodity Futures (1)	(3,650)	(2,913)

Total Gain (Loss) on Commodity Contracts (2)	$3,271	$(2,963)

Cash Flow Hedges - Interest Rate Locks
Amortization of Gain on Interest Rate Locks	247	—

Fair Value Hedge - Interest Rate Swap
Gain (Loss) on Interest Rate Swap	792	—

Total Gain on Interest Rate Contracts (3)	$1,039	$—

Total Gain (Loss) Recognized in Earnings	$4,310	$(2,963)

(1)     Amounts represent gains or losses on commodity contracts designated as fair value hedges that were closed during the thirteen weeks ended January 30, 2022, which were offset by a corresponding gain or loss on the underlying hedged purchase commitment. Additional gains or losses related to changes in the fair value of open commodity contracts, along with the offsetting gain or loss on the hedged purchase commitment, are also marked-to-market through earnings with no impact on a net basis.
(2)    Total Gain (Loss) on Commodity Contracts is recognized in earnings through Cost of Products Sold.
(3)    Total Gain (Loss) on Interest Rate Contracts is recognized in earnings through Interest Expense.

NOTE G - PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic benefit cost for pension and other post-retirement benefit plans consists of:

	Pension Benefits
	Quarter Ended
in thousands	January 30, 2022	January 24, 2021
Service Cost	$10,019	$9,107
Interest Cost	12,640	12,362
Expected Return on Plan Assets	(27,062)	(25,189)
Amortization of Prior Service Cost	(374)	(367)
Recognized Actuarial Loss	3,132	5,578
Net Periodic Cost	$(1,645)	$1,491

	Post-retirement Benefits
	Quarter Ended
in thousands	January 30, 2022	January 24, 2021
Service Cost	$117	$131
Interest Cost	1,919	1,948
Amortization of Prior Service Cost	2	(164)
Recognized Actuarial Loss	610	496
Net Periodic Cost	$2,648	$2,411

Non-service cost components of net pension and postretirement benefit cost are presented within Interest and Investment Income on the Consolidated Statements of Operations.

NOTE H - ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of Accumulated Other Comprehensive Loss are:

in thousands	Foreign Currency Translation	Pension & Other Benefits		Derivatives & Hedging		Accumulated Other Comprehensive Loss
Balance at October 31, 2021	$(51,181)	$(261,211)		$35,123		$(277,269)
Unrecognized Gains (Losses)
Gross	806	(8)		19,107		19,905
Tax Effect	—	—		(4,654)		(4,654)
Reclassification into Net Earnings
Gross	—	3,370	(1)	(7,993)	(2)	(4,623)
Tax Effect	—	(827)		1,944		1,117
Net of Tax Amount	806	2,535		8,404		11,745
Balance at January 30, 2022	$(50,375)	$(258,676)		$43,527		$(265,524)

(1)    Included in the computation of net periodic cost. See Note G - Pension and Other Post-Retirement Benefits for additional information.
(2)    Included in Cost of Products Sold and Interest Expense in the Consolidated Statements of Operations. See Note F - Derivatives and Hedging for additional information.

NOTE I - FAIR VALUE MEASUREMENTS

Accounting guidance establishes a fair value hierarchy which requires assets and liabilities measured at fair value to be categorized into one of the three levels below based on the inputs used in the valuation.

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis as of January 30, 2022, and October 31, 2021, and their level within the fair value hierarchy are presented in the table below.

	Fair Value Measurements at January 30, 2022
in thousands	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Cash and Cash Equivalents (1)	$824,434	$822,314	$2,120	$—
Short-term Marketable Securities (2)	22,194	10,443	11,751	—
Other Trading Securities (3)	197,644	—	197,644	—
Commodity Derivatives (4)	13,218	7,043	6,175	—
Total Assets at Fair Value	$1,057,490	$839,800	$217,690	$—
Liabilities at Fair Value
Deferred Compensation (3)	$67,434	$—	$67,434	$—
Interest Rate Derivatives (5)	4,949	—	4,949	—
Total Liabilities at Fair Value	$72,383	$—	$72,383	$—

	Fair Value Measurements at October 31, 2021
in thousands	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Cash and Cash Equivalents (1)	$613,530	$611,111	$2,419	$—
Short-term Marketable Securities (2)	21,162	8,790	12,372	—
Other Trading Securities (3)	203,020	—	203,020	—
Commodity Derivatives (4)	13,522	8,104	5,418	—
Total Assets at Fair Value	$851,234	$628,005	$223,229	$—
Liabilities at Fair Value
Deferred Compensation (3)	$70,466	$—	$70,466	$—
Total Liabilities at Fair Value	$70,466	$—	$70,466	$—

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

(3)    The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred compensation plans. The majority of the funds held in the rabbi trust relate to supplemental executive retirement plans and have been invested primarily in fixed income funds managed by a third party. The declared rate on these funds is set based on a formula using the yield of the general account investment portfolio supporting the fund, adjusted for expenses and other charges. The rate is guaranteed for one year at issue and may be reset annually on the policy anniversary, subject to a guaranteed minimum rate. As the value is based on adjusted market rates and the fixed rate is only reset on an annual basis, these funds are classified as Level 2.

Under the Company's deferred compensation plans, participants can defer certain types of compensation and elect to receive a return based on the changes in fair value of various investment options which include equity securities, money market accounts, bond funds or other portfolios for which there is an active quoted market. The Company also offers a fixed rate investment option to participants. The rate earned on these investments is adjusted annually based on a specified percentage of the I.R.S. applicable federal rates. These liabilities are classified as Level 2. The Company maintains funding in the rabbi trust generally mirroring the selections within the deferred compensation plans. These funds are managed by a third-party insurance policy, the values of which represent their cash surrender value based on the fair value of the underlying investments in the account. These policies are classified as Level 2.

The rabbi trust is included in Other Assets and deferred compensation liabilities in Other Long-term Liabilities on the Consolidated Condensed Statements of Financial Position. Securities held by the rabbi trust are classified as trading securities. Unrealized gains and losses associated with these investments are included in the Company's earnings. During the quarter ended January 30, 2022, securities held by the rabbi trust generated losses of $5.4 million, compared to a gain of $11.8 million for the quarter ended January 24, 2021.

(4)    The Company’s commodity derivatives represent futures, swaps, and options contracts used in its hedging or other programs to offset price fluctuations associated with purchases of corn and hogs, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers. The Company’s futures contracts for corn are traded on the Chicago Board of Trade, while futures contracts for lean hogs are traded on the Chicago Mercantile Exchange. These are active markets with quoted prices available, and these contracts are classified as Level 1. The Company’s corn futures option contracts are OTC instruments classified as Level 2 whose value is calculated using the Black-Scholes pricing model, corn future prices quoted from the Chicago Board of Trade, and other adjustments to inputs that are observable in active markets. All derivatives are reviewed for potential credit risk and risk of nonperformance. The net balance for each program is included in Other Current Assets or Accounts Payable, as appropriate, in the Consolidated Condensed Statements of Financial Position. As of January 30, 2022, the Company has recognized the obligation to return net cash collateral of $16.8 million from various counterparties (including cash of $18.7 million less $1.9 million of realized gain). As of October 31, 2021, the Company had recognized the obligation to return net cash collateral of $10.8 million from various counterparties (including cash of $45.6 million less $34.8 million of realized gain).

(5)    The Company holds an interest rate hedging position to minimize the risk related to future interest rate changes. The fair value of the outstanding interest rate hedge agreement is based on an observable benchmark interest rate (LIBOR) and therefore classified as Level 2.

The Company’s financial assets and liabilities include accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value. The Company does not carry its long-term debt at fair value in its Consolidated Condensed Statements of Financial Position. The fair value of long-term debt, utilizing discounted cash flows (Level 2), was $3.2 billion as of January 30, 2022, and $3.3 billion as of October 31, 2021. See Note J - Long Term Debt and Other Borrowing Arrangements for additional information.

The Company measures certain nonfinancial assets and liabilities at fair value, which are recognized or disclosed on a nonrecurring basis (e.g. goodwill, intangible assets, and property, plant and equipment). During the quarter ended January 30, 2022, and January 24, 2021, there were no material remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

NOTE J - LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS
Long-term Debt consists of:

in thousands	January 30, 2022	October 31, 2021
Senior Unsecured Notes, with Interest at 3.050% Interest Due Semi-annually through June 2051 Maturity Date	$600,000	$600,000
Senior Unsecured Notes, with Interest at 1.800% Interest Due Semi-annually through June 2030 Maturity Date	1,000,000	1,000,000
Senior Unsecured Notes, with Interest at 1.700% Interest Due Semi-annually through June 2028 Maturity Date	750,000	750,000
Senior Unsecured Notes, with Interest at 0.650% Interest Due Semi-annually through June 2024 Maturity Date	950,000	950,000
Unamortized Discount on Senior Notes	(8,301)	(8,484)
Unamortized Debt Issuance Costs	(22,540)	(23,435)
Interest Rate Swap	(4,949)	—
Finance Lease Liabilities	51,042	52,999
Other Financing Arrangements	2,726	2,823
Total	$3,317,979	$3,323,903
Less: Current Maturities of Long-term Debt	8,829	8,756
Long-term Debt Less Current Maturities	$3,309,150	$3,315,147

Senior Unsecured Notes: On June 11, 2020, the Company issued senior notes in an aggregate principal amount of $1.0 billion, due June 11, 2030. The notes bear interest at a fixed rate of 1.800% per annum, with interest paid semi-annually in arrears on June 11 and December 11 of each year, commencing December 11, 2020. The notes may be redeemed in whole or in part at any time at the applicable redemption price set forth in the prospectus supplement. If a change of control triggering event occurs, the Company must offer to purchase the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

On June 3, 2021, the Company issued $950.0 million aggregate principal amount of its 0.650% notes due 2024 (the "2024 Notes"), $750.0 million aggregate principal amount of its 1.700% notes due 2028 (the "2028 Notes") and $600.0 million aggregate principal amount of its 3.050% notes due 2051 (the "2051 Notes"). Interest will accrue per annum at the stated rates with interest on the notes being paid semi-annually in arrears on June 3 and December 3 of each year, commencing December 3, 2021. Interest rate risk was hedged utilizing interest rate locks on the 2028 Notes and 2051 Notes. The Company lifted the hedges in conjunction with the issuance of these notes. In the first quarter of fiscal 2022, the Company entered into an interest rate swap with a notional amount totaling $450.0 million effectively converting a portion of the 2024 Notes from a fixed to variable rate basis. The interest rate swap was designated as a fair value hedge of the underlying debt obligation. See Note F - Derivatives and Hedging for additional details. The 2024 Notes may be redeemed in whole or in part one year after their issuance without penalty for early partial payments or full redemption. The 2028 Notes and 2051 Notes may be redeemed in whole or in part at any time at the applicable redemption price. If a change of control triggering event occurs, the Company must offer to purchase the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

Unsecured Revolving Credit Facility: On May 6, 2021, the Company entered into an unsecured revolving credit agreement with Wells Fargo Bank, National Association as administrative agent, swingline lender and issuing lender, U.S. Bank National Association, JPMorgan Chase Bank, N.A. and BofA Securities, Inc. as syndication agents and the lenders party thereto. In connection with entering the revolving credit agreement, the Company terminated its existing credit facility that was entered into on June 24, 2015. The revolving credit agreement provides for an unsecured revolving credit facility with an aggregate principal commitment amount at any time outstanding of up to $750.0 million with an uncommitted increase option of an additional $375.0 million upon the satisfaction of certain conditions. The unsecured revolving line of credit bears interest, at the Company’s election, at either a Base Rate plus margin of 0.0% to 0.150% or the Eurocurrency Rate plus margin of 0.575% to 1.150% and a variable fee of 0.050% to 0.100% is paid for the availability of this credit line. Extensions of credit under the facility may be made in the form of revolving loans, swingline loans and letters of credit. The lending commitments under the agreement are scheduled to expire on May 6, 2026, at which time the Company will be required to pay in full all obligations then outstanding. As of January 30, 2022, and October 31, 2021, the Company had no outstanding draws from this facility.

Debt Covenants: The Company is required by certain covenants in its debt agreements to maintain specified levels of financial ratios and financial position. As of January 30, 2022, the Company was in compliance with all of these covenants.

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

The Company's effective tax rate for the quarter ended January 30, 2022, was 22.4 percent compared to 19.7 percent for the corresponding period a year ago. The lower effective tax rate in the prior year was due primarily to a favorable state tax settlement.

The amount of unrecognized tax benefits, including interest and penalties, is recorded in Other Long-term Liabilities. If recognized as of January 30, 2022, and January 24, 2021, $20.2 million and $28.3 million, respectively, would impact the Company’s effective tax rate. The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense. Interest and penalties included in income tax expense was immaterial for the quarter ended January 30, 2022, and January 24, 2021. The amount of accrued interest and penalties at January 30, 2022, and January 24, 2021, associated with unrecognized tax benefits was $5.2 million and $7.3 million, respectively.

The Company is regularly audited by federal and state taxing authorities. The United States Internal Revenue Service (I.R.S.) concluded its examination of fiscal 2019 in the second quarter of fiscal 2021. The Company has elected to participate in the Compliance Assurance Process (CAP) for fiscal years through 2023. The objective of CAP is to contemporaneously work with the I.R.S. to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. The Company may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time.

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

NOTE L - EARNINGS PER SHARE DATA

The reported net earnings attributable to the Company were used when computing basic and diluted earnings per share. The following table sets forth the shares used as the denominator for those computations:

	Quarter Ended
in thousands	January 30, 2022	January 24, 2021
Basic Weighted-Average Shares Outstanding	542,680	539,913
Dilutive Potential Common Shares	5,247	7,531
Diluted Weighted-Average Shares Outstanding	547,928	547,444

Antidilutive Potential Common Shares	3,501	2,194

NOTE M - SEGMENT REPORTING

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

	Quarter Ended
in thousands	January 30, 2022	January 24, 2021
Sales to Unaffiliated Customers
Grocery Products	$855,591	$577,599
Refrigerated Foods	1,627,528	1,367,077
Jennie-O Turkey Store	384,471	333,321
International & Other	176,768	183,150
Total	$3,044,358	$2,461,147

Intersegment Sales
Grocery Products	$—	$—
Refrigerated Foods	7,689	5,957
Jennie-O Turkey Store	47,954	26,692
International & Other	—	—
Total	55,642	32,650
Intersegment Elimination	(55,642)	(32,650)
Total	$—	$—

Net Sales
Grocery Products	$855,591	$577,599
Refrigerated Foods	1,635,217	1,373,034
Jennie-O Turkey Store	432,425	360,013
International & Other	176,768	183,150
Intersegment Elimination	(55,642)	(32,650)
Total	$3,044,358	$2,461,147

Segment Profit
Grocery Products	$99,486	$92,202
Refrigerated Foods	162,391	141,171
Jennie-O Turkey Store	43,737	26,940
International & Other	26,084	32,204
Total Segment Profit	331,699	292,517
Net Unallocated Expense	22,933	15,547
Noncontrolling Interest	139	112
Earnings Before Income Taxes	$308,904	$277,082

Revenue has been disaggregated into the categories below to show how sales channels affect the nature, amount, timing, and uncertainty of revenue and cash flows. Total revenue contributed by sales channel are:

	Quarter Ended
in thousands	January 30, 2022	January 24, 2021
U.S. Retail	$1,958,747	$1,669,887
U.S. Foodservice	886,065	586,336
International	199,545	204,924
Total	$3,044,358	$2,461,147

Beginning in the first quarter of fiscal 2022, the Company updated its presentation of revenue disaggregation by sales channel, combining U.S. Deli and U.S. Retail as market conditions have evolved providing many similarities between the channels. The prior year presentation has been updated to conform to the current period presentation.

The Company’s products consist primarily of meat and other food products. Total revenue contributed by classes of similar products are:

	Quarter Ended
in thousands	January 30, 2022	January 24, 2021
Perishable	$1,773,203	$1,376,821
Shelf-stable	635,236	523,936
Poultry	536,604	474,651
Miscellaneous	99,315	85,739
Total	$3,044,358	$2,461,147

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

The Company reported net earnings per diluted share of $0.44 for the first quarter of fiscal 2022, up 7 percent compared to last year. Significant factors impacting the quarter were:

•Net sales for the first quarter were a record, driven by the inclusion of the Planters® snack nuts business and growth from the Company's foodservice businesses.
•Segment profit for the quarter increased 13 percent. In addition to the contribution of the Planters® snack nuts business, growth was due to excellent results from the value-added businesses in Refrigerated Foods and the Jennie-O Turkey Store business, which benefited from favorable market conditions and the Company's initial transformative efforts.
•The Company grew earnings before income taxes, net earnings, and diluted earnings per share as its supply chain overcame significant labor shortages due to the omicron variant, severe upstream and downstream disruptions, and continued industrywide operational challenges.
•Refrigerated Foods segment profit increased as higher foodservice sales and numerous pricing actions across the other value-added businesses overcame higher operational and logistics costs. Volume, sales, and segment profit were negatively impacted by production constraints due to labor shortages.
•Jennie-O Turkey Store segment profit increased due to higher commodity prices and strong foodservice sales. The business absorbed significantly higher feed and logistics costs.
•Grocery Products segment profit increased due to the contribution from the Planters® snack nuts business, which more than offset lower equity in earnings from MegaMex and higher operational and logistics costs. Volume, sales, and segment profit were negatively impacted by production constraints due to labor shortages.
•International & Other segment profit declined due to lower sales across the portfolio and a decline in equity in earnings.
•Year-to-date cash flow from operations was $383.8 million, up 87 percent compared to the prior year.

Consolidated Results

Volume, Net Sales, Earnings, and Diluted Earnings per Share

	Quarter Ended
in thousands, except per share amounts	January 30, 2022	January 24, 2021	% Change
Volume (lbs.)	1,204,872	1,179,706	2.1
Organic Volume (1)	1,131,365	1,179,706	(4.1)
Net Sales	$3,044,358	$2,461,147	23.7
Organic Net Sales (1)	2,772,534	2,461,147	12.7
Earnings Before Income Taxes	308,904	277,082	11.5
Net Earnings Attributable to Hormel Foods Corporation	239,571	222,283	7.8
Diluted Earnings per Share	0.44	0.41	7.3
(1)  See the "Non-GAAP Financial Measures" section below for a description of the Company's use of measures not defined by U.S. Generally Accepted Accounting Principles (GAAP).

Net Sales

Net sales for the first quarter were a record driven by the inclusion of the Planters® snack nuts business and growth from the Company's foodservice businesses. All segments also benefited from pricing actions during the quarter taken to offset inflationary pressures.

Cost of Products Sold

	Quarter Ended
in thousands	January 30, 2022	January 24, 2021	% Change
Cost of Products Sold	$2,505,610	$2,010,977	24.6

Cost of products sold for the first quarter of fiscal 2022 increased due to inflationary pressures stemming from raw materials, packaging, freight, labor and many other inputs. The inclusion of the Planters® snack nuts business was also a driver of higher costs.

Costs are expected to remain elevated due to the continued impacts of broad-based inflation. Raw material input costs for pork, beef, turkey, avocados, and feed are anticipated to remain above historical levels.

Gross Profit

	Quarter Ended
in thousands	January 30, 2022	January 24, 2021	% Change
Gross Profit	$538,749	$450,170	19.7
Percentage of Net Sales	17.7%	18.3%

Gross profit as a percentage of net sales for the first quarter declined, driven primarily by higher freight and operational expenses. Gross profit as a percentage of net sales increased for the Jennie-O Turkey Store and International & Other segments but declined for Grocery Products and Refrigerated Foods during the first quarter.
Looking ahead to the second quarter of fiscal 2022, the Company expects gross profit as a percentage of net sales to improve compared to the prior year and sequentially compared to the first quarter. The Company expects to benefit from the intentional actions it has taken to offset inflationary pressures. These actions include pricing, improving promotional effectiveness, and shifting to a more profitable mix. Further input cost inflation poses the largest risk to this assumption.

Selling, General and Administrative (SG&A)

	Quarter Ended
in thousands	January 30, 2022	January 24, 2021	% Change
SG&A	$225,972	$196,380	15.1
Percentage of Net Sales	7.4%	8.0%

For the first quarter of fiscal 2022, SG&A expenses increased due to the addition of the Planters® snack nuts business and higher marketing and advertising investments. As a percent of net sales, SG&A expenses declined, driven by strong sales and disciplined cost management.

Advertising investments in the first quarter were $47 million compared to $34 million last year. The Company plans to continue to invest in its leading brands.

Equity in Earnings of Affiliates

	Quarter Ended
in thousands	January 30, 2022	January 24, 2021	% Change
Equity in Earnings of Affiliates	$6,898	$14,228	(51.5)

Equity in earnings of affiliates for the first quarter decreased significantly due to lower results for MegaMex and from the Company's joint venture in the Philippines. MegaMex results were negatively impacted by significantly higher costs for avocados.

Effective Tax Rate

	Quarter Ended
	January 30, 2022	January 24, 2021
Effective Tax Rate	22.4%	19.7%

The effective tax rate for the first quarter increased as last year's tax rate benefited from a state tax settlement. The effective tax rate for fiscal 2022 is expect to be between 20.5% and 22.5%. For further information, refer to Note K - Income Taxes.

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

	Quarter Ended
in thousands	January 30, 2022	January 24, 2021	% Change
Net Sales
Grocery Products	$855,591	$577,599	48.1
Refrigerated Foods	1,627,528	1,367,077	19.1
Jennie-O Turkey Store	384,471	333,321	15.3
International & Other	176,768	183,150	(3.5)
Total	$3,044,358	$2,461,147	23.7

Segment Profit
Grocery Products	$99,486	$92,202	7.9
Refrigerated Foods	162,391	141,171	15.0
Jennie-O Turkey Store	43,737	26,940	62.4
International & Other	26,084	32,204	(19.0)
Total Segment Profit	331,699	292,517	13.4
Net Unallocated Expense	22,933	15,547	47.5
Noncontrolling Interest	139	112	24.0
Earnings Before Income Taxes	$308,904	$277,082	11.5

Grocery Products

	Quarter Ended
in thousands	January 30, 2022	January 24, 2021	% Change
Volume (lbs.)	371,515	304,334	22.1
Net Sales	$855,591	$577,599	48.1
Segment Profit	99,486	92,202	7.9

For the first quarter of fiscal 2022, volume and sales increased, driven by growth from the simple meals and Mexican foods portfolios and from the inclusion of the Planters® snack nuts business. Brands leading the sales growth included WHOLLY®, SPAM®, Dinty Moore®, and Mary Kitchen®.

Segment profit for the first quarter increased due to the contribution from the Planters® snack nuts business, which more than offset lower results from MegaMex and higher operational and logistics costs.

Volume, sales and segment profit during the quarter were negatively impacted by production constraints due to labor shortages.

Grocery Products expects year-over-year volume, sales, and segment profit growth in the second quarter related to the impact from the Planters® snack nuts business. Risks to profitability include additional inflationary pressures and labor shortages impacting production on key product lines.

Refrigerated Foods

	Quarter Ended
in thousands	January 30, 2022	January 24, 2021	% Change
Volume (lbs.)	572,752	595,315	(3.8)
Net Sales	$1,627,528	$1,367,077	19.1
Segment Profit	162,391	141,171	15.0

For the first quarter, value-added volume and sales increased due to strong results from the foodservice businesses and pricing actions across most categories. Consistent with the Company's long-term strategy to better align resources to value-added growth, the overall decline in volume was due to planned lower commodity sales. Foodservice volume and sales increased with growth in every branded category and from the inclusion of the Planters® snack nuts business. Retail and deli sales increased with growth led by products such as Applegate® natural and organic meats and Hormel® Gatherings® party trays. Products such as Columbus® grab-and-go charcuterie also benefited from new production capacity in the Nebraska facility.

Segment profit increased during the first quarter as higher foodservice sales and numerous pricing actions across the other value-added businesses overcame higher operational and logistics costs.

Volume, sales and segment profit were negatively impacted by production constraints due to labor shortages.

Refrigerated Foods expects higher sales and segment profit in the second quarter, led by continued strength in the foodservice business. Risks to profitability include additional inflationary pressures and labor shortages impacting production on key product lines.

Jennie-O Turkey Store

	Quarter Ended
in thousands	January 30, 2022	January 24, 2021	% Change
Volume (lbs.)	188,500	193,569	(2.6)
Net Sales	$384,471	$333,321	15.3
Segment Profit	43,737	26,940	62.3

Sales for the first quarter of fiscal 2022 increased due to improved foodservice performance, increased whole bird shipments and pricing actions across the portfolio. The decline in volume was largely due to lower commodity volumes as a result of labor shortages.

For the first quarter, higher commodity prices and strong foodservice sales drove the significant improvement in segment profit. The business absorbed significantly higher feed and logistics costs.

Jennie-O Turkey Store expects improved results in the second quarter due to favorable market conditions and continued strength in the foodservice business. Labor shortages, supply chain disruption, and the domestic emergence of Highly Pathogenic Avian Influenza present the largest risks to the business.

International & Other

	Quarter Ended
in thousands	January 30, 2022	January 24, 2021	% Change
Volume (lbs.)	72,106	86,489	(16.6)
Net Sales	$176,768	$183,150	(3.5)
Segment Profit	26,084	32,204	(19.0)

Volume and sales declined during the first quarter due to demand softness in China caused by COVID-related restrictions, current export logistics challenges, and lower fresh pork export volume resulting from the Company's new pork supply agreement.

For the first quarter, segment profit declined due to lower sales across the portfolio and a decline in equity in earnings.

International & Other expects growth in the second quarter due to strength from exports and an improvement in equity in earnings. Continued demand softness in China and export logistics challenges pose the largest risks to profit growth.

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

	Quarter Ended
in thousands	January 30, 2022	January 24, 2021
Net Unallocated Expense	$22,933	$15,547
Noncontrolling Interest	139	112

For the first quarter, net unallocated expense increased due to lower investment income from the Company's Rabbi Trust and higher interest expense.

Non-GAAP Financial Measures

The non-GAAP adjusted financial measures of organic net sales and organic volume are presented to provide investors with additional information to facilitate the comparison of past and present operations. Organic net sales and organic volume are defined as net sales and volume, excluding the impact of acquisitions and divestitures. Organic net sales and organic volume exclude the impact of the acquisition of the Planters® snack nuts business (June 2021) in the Grocery Products, Refrigerated Foods and International & Other segments.

The Company believes these non-GAAP financial measures provide useful information to investors, because they are the measures used to evaluate performance on a comparable year-over-year basis. Non-GAAP measures are not intended to be a substitute for U.S. GAAP measures in analyzing financial performance. These non-GAAP measures are not in accordance with generally accepted accounting principles and may be different from non-GAAP measures used by other companies.

The tables below show the calculations to reconcile from the GAAP measures to the non-GAAP adjusted measures.

RECONCILIATION OF NON-GAAP MEASURES

ORGANIC VOLUME AND NET SALES (NON-GAAP)

	Quarter Ended
	January 30, 2022			January 24, 2021
in thousands	Reported GAAP	Acquisitions	Organic (Non-GAAP)	Reported GAAP	Organic % Change
Volume (lbs.)
Grocery Products	371,515	(63,212)	308,303	304,334	1.3
Refrigerated Foods	572,752	(8,573)	564,179	595,315	(5.2)
Jennie-O Turkey Store	188,500	—	188,500	193,569	(2.6)
International & Other	72,106	(1,722)	70,384	86,489	(18.6)
Total Volume	1,204,872	(73,507)	1,131,365	1,179,706	(4.1)

Net Sales
Grocery Products	$855,591	$(235,732)	$619,859	$577,599	7.3
Refrigerated Foods	1,627,528	(31,253)	1,596,275	1,367,077	16.8
Jennie-O Turkey Store	384,471	—	384,471	333,321	15.3
International & Other	176,768	(4,839)	171,929	183,150	(6.1)
Total Net Sales	$3,044,358	$(271,824)	$2,772,534	$2,461,147	12.7

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

When assessing liquidity and capital resources, the Company evaluates cash and cash equivalents, short-term and long-term investments, income from operations, and borrowing capacity.

Cash Flow Highlights

	Quarter Ended
in millions	January 30, 2022	January 24, 2021
Cash and Cash Equivalents	$824	$1,752
Cash Provided by (Used in) Operating Activities	384	206
Cash Provided by (Used in) Investing Activities	(50)	(39)
Cash Provided by (Used in) Financing Activities	(124)	(135)

Cash and cash equivalents increased $211 million in the first quarter of fiscal 2022 as cash from operating activities was sufficient to cover dividend payments and capital expenditures. Cash and cash equivalents decreased compared to the prior year due to funding the purchase of the Planters® snack nuts business. Additional details related to significant drivers of cash flows are provided below.

Cash Provided by (Used in) Operating Activities
•Cash flows from operating activities benefited from earnings and favorable working capital in the first quarter of fiscal 2022.
–Accounts receivable declined $85 million in the first quarter of fiscal 2022 as a result of the timing of sales and collections following holiday shipments. In comparison, accounts receivable increased $3 million in the first quarter of fiscal 2021.
–Accounts payable and accrued expenses decreased $86 million and $124 million in the first quarter of fiscal 2022 and 2021, respectively, primarily due to annual incentive compensation and deferred livestock payments.

Cash Provided by (Used in) Investing Activities
•Capital expenditures were $50 million and $40 million in the first quarter of fiscal 2022 and 2021, respectively. Capital expenditures for fiscal 2022 are estimated to be $310 million. The largest spend in both years was related to capacity expansion in Omaha, Nebraska. Looking to the remainder of the year, the Company will prioritize projects which increase value added production capacity, drive cost savings and leverage automation.

Cash Provided by (Used in) Financing Activities
•Cash dividends paid to the Company’s shareholders continue to be an ongoing financing activity for the Company with payments totaling $133 million in the first quarter of fiscal 2022 compared to $126 million in the comparable period of fiscal 2021. For fiscal 2022, the annual dividend rate was increased 6 percent to $1.04 per share, representing the 56th consecutive annual dividend increase. The Company has paid dividends for 374 consecutive quarters.

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

There have been no material changes to the information regarding the Company’s future contractual financial obligations previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2021.

The Company is required by certain covenants in its debt agreements to maintain specified levels of financial ratios and financial position. As of January 30, 2022, the Company was in compliance with all of these debt covenants and expects to maintain this compliance.

Trademarks

References to the Company’s brands or products in italics within this report represent valuable trademarks owned or licensed by Hormel Foods, LLC or other subsidiaries of Hormel Foods Corporation.

CRITICAL ACCOUNTING ESTIMATES

This discussion and analysis of financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires the Company to make estimates, judgments, and assumptions that can have a meaningful effect on the reporting of consolidated financial statements. The significant accounting policies used in preparing these Consolidated Financial Statements are consistent with those described in Note A - Summary of Significant Accounting Policies to the Consolidated Financial Statements in the Form 10-K with the exception of new requirements adopted in the first quarter of fiscal 2022.

Critical accounting estimates are defined as those reflective of significant judgments, estimates, and uncertainties, which may result in materially different results under different assumptions and conditions. The Company has considered the impact of COVID-19 and determined there have been no material changes in the Company’s Critical Accounting Estimates as disclosed in its Annual Report on Form 10-K for the fiscal year ended October 31, 2021. As conditions resulting from the COVID-19 pandemic evolve, the Company expects these judgments and estimates may be subject to change, which could materially impact future periods.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various forms of market risk as a part of its ongoing business practices. The Company utilizes derivative instruments to mitigate earnings fluctuations due to market volatility.

Hog Markets: The Company’s earnings are affected by fluctuations in the live hog market. To minimize the impact on earnings, and ensure a steady supply of quality hogs, the Company has entered into contracts with producers for the purchase of hogs at formula-based prices over periods of up to 10 years. Hogs purchased under contract accounted for 98 and 94 percent of the total hogs purchased by the Company during the first quarter of fiscal years 2022 and 2021, respectively. The majority of these contracts use market-based formulas based on hog futures, hog primal values, or industry reported hog markets. Other contracts use a formula based on the cost of production, which can fluctuate independently from hog markets. The Company’s value-added branded portfolio helps mitigate changes in hog and pork market prices. Therefore, a hypothetical 10 percent change in the cash hog market would have had an immaterial effect on the Company’s results of operations.

The Company utilizes a hedge program to reduce exposure and offset the fluctuations in the Company's future direct hog purchases. This program utilizes lean hog futures which are accounted for under cash flow hedge accounting. The fair value of the Company's open futures contracts in this program as of January 30, 2022 was $9.2 million compared to $(0.2) million as of October 31, 2021. The Company measures its market risk exposure on its lean hog futures contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for lean hogs. A 10 percent decrease in the market price for lean hogs would have negatively impacted the fair value of the Company's January 30, 2022, open lean hog contracts by $10.3 million, which in turn would lower the Company's future cost on purchased hogs by a similar amount.

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

The Company utilizes a hedge program to reduce exposure and offset the fluctuation in the Company's future direct grain purchases. This program utilizes grain futures, swaps, and options for Jennie-O Turkey Store, and these contracts are accounted for under cash flow hedge accounting. The fair value of the Company’s open grain contracts as of January 30, 2022, was $28.4 million compared to $25.5 million as of October 31, 2021. The Company measures its market risk exposure on its grain contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices for grain. A 10 percent decrease in the market price for grain would have negatively impacted the fair value of the Company’s January 30, 2022, open grain contracts by $15.9 million, which in turn would lower the Company’s future cost on purchased grain by a similar amount.

Interest Rate Risk: The Company is subject to interest rate risk primarily from changes in fair value of long-term fixed rate debt. As of January 30, 2022, the Company’s long-term debt had a carrying amount of $3,309.2 million compared to $3,315.1 million as of October 31, 2021. The Company measures its market risk exposure of long-term fixed rate debt using a sensitivity analysis, which considers a 10 percent change in interest rates. As of January 30, 2022, a 10 percent decrease in interest rates would have positively impacted the fair value of the Company’s long-term debt by $69.0 million, while a 10 percent increase would have negatively impacted the long-term debt by $65.7 million.

To reduce the risk of changes in fair value of long-term debt, the Company has entered into an interest rate swap on a portion of the debt that receives a fixed rate and pays a variable rate. The notional amount of the Company's interest rate swap, which is designated and qualifies as a fair value hedge, is $450.0 million. The Company measures its market risk exposure on interest rate contracts using sensitivity analysis, which considers a hypothetical change of 25 basis points in the underlying benchmark interest rate. A hypothetical change in the benchmark interest rate of 25 basis points would have minimal impact on the Company's interest expense.

Other Input Costs: The costs of raw materials, packaging materials, freight, fuel, and energy may cause the Company's results to fluctuate significantly. To manage input cost volatility, the Company pursues cost saving measures, forward pricing, derivatives, and pricing actions when necessary.

Investments: The Company has corporate-owned life insurance policies classified as trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans. As of January 30, 2022, the balance of these securities totaled $197.6 million compared to $203.0 million as of October 31, 2021. The rabbi trust is invested primarily in fixed income funds. The Company is subject to market risk due to fluctuations in the value of the remaining investments as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis. A 10 percent decline in the value of the investments not held in fixed income funds would have a negative impact to the Company’s pretax earnings of approximately $9.5 million, while a 10 percent increase in value would have a positive impact of the same amount.

International Assets: The fair values of certain Company assets are subject to fluctuations in foreign currencies. The Company's net asset position in foreign currencies as of January 30, 2022 was $623.4 million, compared to $657.2 million as of October 31, 2021, with most of the exposure existing in Chinese yuan and Brazilian real. Changes in currency exchange rates impact the fair values of the Company assets either currently through the Consolidated Statements of Operations within Interest and Investment Income or through the Consolidated Condensed Statements of Financial Position within Accumulated Other Comprehensive Loss.

The Company measures its foreign currency exchange risk by using a 10 percent sensitivity analysis on the Company's primary foreign net asset position, the Chinese yuan and Brazilian real, as of January 30, 2022. A 10 percent strengthening in the value of the Chinese yuan relative to the U.S. dollar would result in other comprehensive income of approximately $40.9 million pretax. A 10 percent weakening in the value of the Chinese yuan relative to the U.S. dollar would result in other comprehensive loss of approximately $33.5 million pretax. A 10 percent strengthening in the value of the Brazilian real relative to the U.S. dollar would result in other comprehensive income of approximately $11.8 million pretax. A 10 percent weakening in the value of the Brazilian real relative to the U.S. dollar would result in other comprehensive loss of approximately $9.6 million pretax.

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the first quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. RISK FACTORS

The Company's business, operations, and financial condition are subject to various risks and uncertainties. There were no material changes during the first quarter of fiscal 2022 to the risk factors previously disclosed in Part I, Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2021, except as follows:

BUSINESS AND OPERATIONAL RISKS

Deterioration of labor relations, labor availability or increases in labor costs could harm the Company’s business. As of January 30, 2022, the Company employed more than 20,000 people worldwide, of which approximately 20 percent were represented by labor unions, principally the United Food and Commercial Workers Union. A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities or co-manufacturing facilities resulting in work slowdowns or stoppages could harm the Company’s financial results. Labor and skilled labor availability challenges could continue to have an adverse effect on the Company's business. The union contract at the Company's facility in Rochelle, Illinois, covering approximately 700 employees, will expire on March 18, 2022. Negotiations are ongoing.

INDUSTRY RISKS

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

HPAI has been detected within the United States in 2022. Spreading of the disease by wild birds during the spring migration poses a risk which could adversely impact the Company's poultry business.

The Company has developed business continuity plans for various disease scenarios and will continue to update these plans as necessary. There can be no assurance given, however, that these plans will be effective in eliminating the negative effects of any such diseases on the Company’s operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuer purchases of equity securities in the quarter ended January 30, 2022. The maximum number of shares that may yet be purchased under the plans or programs as of January 30, 2022 is 3,987,494. On January 29, 2013, the Company's Board of Directors authorized the repurchase of 10,000,000 shares of its common stock with no expiration date. On January 26, 2016, the Board of Directors approved a two-for-one split of the Company’s common stock to be effective January 27, 2016. As part of the stock split resolution, the number of shares remaining to be repurchased was adjusted proportionately.

Item 6. EXHIBITS

31.1	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended January 30, 2022, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Condensed Statements of Financial Position, (iv) Consolidated Statements of Changes in Shareholders' Investment, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended January 30, 2022, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORMEL FOODS CORPORATION
(Registrant)

Date: March 8, 2022	By	/s/ JACINTH C. SMILEY
JACINTH C. SMILEY
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 8, 2022	By	/s/ PAUL R. KUEHNEMAN
PAUL R. KUEHNEMAN
Vice President and Controller
(Principal Accounting Officer)