Form 10-Q
period 2022-05-01
HORMEL FOODS CORP /DE/
filed 2022-06-02
CIK 48465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 29, 2022
Common Stock	$.01465	par value	546,055,595
Common Stock Non-Voting	$.01	par value	0

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except per share amounts
Unaudited

	Quarter Ended		Six Months Ended
	May 1, 2022	April 25, 2021	May 1, 2022	April 25, 2021
Net Sales	$3,096,559	$2,606,621	$6,140,917	$5,067,768
Cost of Products Sold	2,543,088	2,130,314	5,048,697	4,141,291
Gross Profit	553,471	476,307	1,092,220	926,477

Selling, General and Administrative	224,659	199,966	450,631	396,346
Equity in Earnings of Affiliates	5,916	13,074	12,814	27,302

Operating Income	334,728	289,415	654,402	557,433

Other Income and Expense:
Interest and Investment Income	1,799	10,992	5,668	28,284
Interest Expense	14,658	7,788	29,298	16,015

Earnings Before Income Taxes	321,868	292,620	630,772	569,702

Provision for Income Taxes	60,189	64,699	129,383	119,386

Net Earnings	261,679	227,921	501,389	450,316
Less: Net Earnings (Loss) Attributable to Noncontrolling Interest	62	21	201	133
Net Earnings Attributable to Hormel Foods Corporation	$261,617	$227,901	$501,188	$450,184

Net Earnings Per Share
Basic	$0.48	$0.42	$0.92	$0.83
Diluted	$0.48	$0.42	$0.91	$0.82

Weighted-average Shares Outstanding
Basic	544,702	540,195	543,691	540,054
Diluted	550,036	547,536	548,982	547,490

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
In thousands
Unaudited

	Quarter Ended		Six Months Ended
	May 1, 2022	April 25, 2021	May 1, 2022	April 25, 2021
Net Earnings	$261,679	$227,921	$501,389	$450,316
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	14,071	(7,025)	14,996	10,863
Pension and Other Benefits	2,603	4,199	5,138	8,399
Deferred Hedging	27,701	38,029	36,105	50,628
Total Other Comprehensive Income (Loss)	44,375	35,203	56,239	69,890
Comprehensive Income	306,054	263,124	557,628	520,206
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	77	(16)	335	401
Comprehensive Income Attributable to Hormel Foods Corporation	$305,977	$263,140	$557,293	$519,805

See Notes to Consolidated Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
In thousands, except share and per share amounts
Unaudited

	May 1, 2022	October 31, 2021
Assets
Current Assets
Cash and Cash Equivalents	$861,719	$613,530
Short-term Marketable Securities	23,478	21,162
Accounts Receivable (Net of Allowance for Doubtful Accounts of $3,500 at May 1, 2022, and $4,033 at October 31, 2021)	795,292	895,719
Inventories	1,597,001	1,369,198
Taxes Receivable	7,763	8,293
Prepaid Expenses	31,478	24,971
Other Current Assets	56,826	14,943
Total Current Assets	3,373,557	2,947,816

Goodwill	4,935,832	4,929,102

Other Intangibles	1,814,501	1,822,273

Pension Assets	303,803	289,096

Investments In and Receivables from Affiliates	275,849	299,019

Other Assets	295,127	299,907

Property, Plant and Equipment
Land	75,053	72,133
Buildings	1,349,098	1,332,881
Equipment	2,486,841	2,415,063
Construction in Progress	316,840	316,455
Less: Allowance for Depreciation	(2,104,237)	(2,027,414)
Net Property, Plant and Equipment	2,123,595	2,109,117

Total Assets	$13,122,263	$12,696,329

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
In thousands, except share and per share amounts
Unaudited

	May 1, 2022	October 31, 2021
Liabilities and Shareholders' Investment
Current Liabilities
Accounts Payable and Accrued Expenses	$826,729	$844,502
Accrued Marketing Expenses	126,077	114,746
Employee Related Expenses	244,664	269,327
Interest and Dividends Payable	181,782	154,803
Taxes Payable	93,324	23,520
Current Maturities of Long-term Debt	8,084	8,756
Total Current Liabilities	1,480,659	1,415,654

Long-term Debt Less Current Maturities	3,294,101	3,315,147

Pension and Post-retirement Benefits	550,047	546,362

Other Long-term Liabilities	160,401	162,623

Deferred Income Taxes	291,841	278,183

Shareholders' Investment
Preferred Stock, Par Value $0.01 a Share–	—	—
Authorized 160,000,000 Shares: Issued–None
Common Stock, Non-voting, Par Value $0.01 a Share–	—	—
Authorized 400,000,000 Shares: Issued–None
Common Stock, Par Value $0.01465 a Share–	8,000	7,946
Authorized 1,600,000,000 Shares:
Shares Issued as of May 1, 2022: 546,052,763
Shares Issued as of October 31, 2021: 542,412,403
Additional Paid-in Capital	451,836	360,336
Accumulated Other Comprehensive Loss	(221,164)	(277,269)
Retained Earnings	7,100,730	6,881,870
Hormel Foods Corporation Shareholders' Investment	7,339,402	6,972,883
Noncontrolling Interest	5,812	5,478
Total Shareholders' Investment	7,345,214	6,978,360

Total Liabilities and Shareholders' Investment	$13,122,263	$12,696,329

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT
In thousands, except per share amounts
Unaudited

	Quarter Ended April 25, 2021
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
	Shares	Amount	Shares	Amount
Balance at January 24, 2021	539,796	$7,908	—	$—	$298,988	$6,604,506	$(360,869)	$5,195	$6,555,727
Net Earnings						227,901		21	227,921
Other Comprehensive Income (Loss)							35,240	(37)	35,203
Purchases of Common Stock			(18)	(816)					(816)
Stock-based Compensation Expense	38	1			8,053				8,054
Exercise of Stock Options/Restricted Shares	595	9			12,017				12,026
Shares Retired	(18)	—	18	816	(10)	(806)			—
Declared Cash Dividends – $0.2450 per Share						(132,265)			(132,265)
Balance at April 25, 2021	540,411	$7,917	—	$—	$319,048	$6,699,336	$(325,629)	$5,178	$6,705,851

	Quarter Ended May 1, 2022
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
	Shares	Amount	Shares	Amount
Balance at January 30, 2022	543,012	$7,955	—	$—	$377,708	$6,980,451	$(265,524)	$5,736	$7,106,325
Net Earnings						261,617		62	261,679
Other Comprehensive Income (Loss)							44,360	15	44,375
Stock-based Compensation Expense	37	1			10,039				10,040
Exercise of Stock Options/Restricted Shares	3,004	44			64,089				64,133
Declared Cash Dividends – $0.2600 per Share						(141,338)			(141,338)
Balance at May 1, 2022	546,053	$8,000	—	$—	$451,836	$7,100,730	$(221,164)	$5,812	$7,345,214

	Six Months Ended April 25, 2021
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
	Shares	Amount	Shares	Amount
Balance at October 25, 2020	539,887	$7,909	—	$—	$289,554	$6,523,335	$(395,250)	$4,778	$6,430,326
Net Earnings						450,184		133	450,316
Other Comprehensive Income (Loss)							69,622	268	69,890
Purchases of Common Stock			(217)	(9,653)					(9,653)
Stock-based Compensation Expense	38	1			15,834				15,834
Exercise of Stock Options/Restricted Shares	703	11			13,780				13,791
Shares Retired	(217)	(3)	217	9,653	(120)	(9,530)			—
Declared Cash Dividends – $0.4900 per Share						(264,653)			(264,653)
Balance at April 25, 2021	540,411	$7,917	—	$—	$319,048	$6,699,336	$(325,629)	$5,178	$6,705,851

	Six Months Ended May 1, 2022
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
	Shares	Amount	Shares	Amount
Balance at October 31, 2021	542,412	$7,946	—	$—	$360,336	$6,881,870	$(277,269)	$5,478	$6,978,360
Net Earnings						501,188		201	501,389
Other Comprehensive Income (Loss)							56,105	134	56,239
Stock-based Compensation Expense	37	1			16,367				16,368
Exercise of Stock Options/Restricted Shares	3,603	53			75,133				75,186
Declared Cash Dividends – $0.5200 per Share						(282,328)			(282,328)
Balance at May 1, 2022	546,053	$8,000	—	$—	$451,836	$7,100,730	$(221,164)	$5,812	$7,345,214

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
In thousands
Unaudited

	Six Months Ended
	May 1, 2022	April 25, 2021
Operating Activities
Net Earnings	$501,389	$450,316
Adjustments to Reconcile to Net Cash Provided by Operating Activities:
Depreciation and Amortization	126,436	103,307
Equity in Earnings of Affiliates	(12,814)	(27,302)
Distributions Received from Equity Method Investees	30,539	22,500
Provision for Deferred Income Taxes	(521)	2,007
Loss (Gain) on Property/Equipment Sales and Plant Facilities	2,192	1,508
Non-cash Investment Activities	14,005	(16,526)
Stock-based Compensation Expense	16,368	15,834
Changes in Operating Assets and Liabilities, Net of Acquisitions:
Decrease (Increase) in Accounts Receivable	109,297	(19,823)
Decrease (Increase) in Inventories	(226,422)	(154,647)
Decrease (Increase) in Prepaid Expenses and Other Current Assets	943	45,848
Increase (Decrease) in Pension and Post-retirement Benefits	(4,508)	2,375
Increase (Decrease) in Accounts Payable and Accrued Expenses	(46,331)	(103,438)
Increase (Decrease) in Net Income Taxes Payable	66,538	39,301
Net Cash Provided by (Used in) Operating Activities	577,111	361,259

Investing Activities
Net (Purchase) Sale of Securities	(4,367)	(722)
Purchases of Property and Equipment	(128,213)	(85,544)
Proceeds from Sales of Property and Equipment	434	1,653
Decrease (Increase) in Investments, Equity in Affiliates, and Other Assets	6,265	(3,599)
Proceeds from Company-owned Life Insurance	70	956
Net Cash Provided by (Used in) Investing Activities	(125,811)	(87,256)

Financing Activities
Repayments of Long-term Debt and Finance Leases	(5,024)	(254,360)
Dividends Paid on Common Stock	(274,063)	(257,787)
Share Repurchase	—	(9,653)
Proceeds from Exercise of Stock Options	75,086	13,340
Net Cash Provided by (Used in) Financing Activities	(204,001)	(508,459)

Effect of Exchange Rate Changes on Cash	890	4,680
Increase (Decrease) in Cash and Cash Equivalents	248,189	(229,776)
Cash and Cash Equivalents at Beginning of Year	613,530	1,714,309
Cash and Cash Equivalents at End of Quarter	$861,719	$1,484,533

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited consolidated financial statements of Hormel Foods Corporation (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include certain information and footnotes required by generally accepted accounting principles (U.S. GAAP) for comprehensive financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results and cash flows for the interim period are not necessarily indicative of the results that may be expected for the full year.

These statements should be reviewed in conjunction with the consolidated financial statements and associated notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2021. The significant accounting policies used in preparing these consolidated financial statements are consistent with those described in Note A - Summary of Significant Accounting Policies to the consolidated financial statements in the Form 10-K with the exception of new requirements adopted in the first quarter of fiscal 2022. The Company has considered the impact of COVID-19 and determined there have been no material changes in the Company’s significant accounting policies, including estimates and assumptions, as disclosed in its Annual Report on Form 10-K for the fiscal year ended October 31, 2021.

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

Accounting Changes and Recent Accounting Pronouncements:
New Accounting Pronouncements Adopted in Current Fiscal Year

In December 2019, the Financial Accounting Standards Board (FASB) issued ASU 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740). The updated guidance simplifies the accounting for income taxes by removing certain exceptions in Topic 740 and clarifying and amending existing guidance. The amendments are effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company adopted the provisions of this new accounting standard at the beginning of fiscal 2022 and adoption did not have a material impact on its consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848). The guidance provides optional expedients and exceptions to account for contracts, hedging relationships, and other transactions that reference London Interbank Referenced Rate (LIBOR) or another reference rate expected to be discontinued. The optional guidance can be applied from March 12, 2020 through December 31, 2022. The Company currently holds an interest rate swap which uses LIBOR as the benchmark interest rate. When LIBOR ceases to be published in June 2023, the benchmark interest rate of the swap will change to Secured Overnight Financing Rate (SOFR) plus a spread adjustment. The Company does not expect adoption of ASU 2020-04 to have a material impact on its consolidated financial statements.

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

Planters® is an iconic snack brand and this acquisition significantly expands the Company's presence, and should broaden the scope for future acquisitions, in the growing snacking space. Operating results for this acquisition have been included in the Company's Consolidated Statements of Operations from the date of acquisition and are reflected in the Grocery Products, Refrigerated Foods, and International & Other segments. The acquisition contributed $239.0 million and $510.8 million of net sales during the second quarter and first six months of fiscal 2022, respectively. As the acquisition has been integrated within the Company's existing operations, post-acquisition net earnings are not discernible.

The acquisition was accounted for as a business combination using the acquisition method. The Company determined the acquisition date fair values of the assets acquired using independent appraisals. The Company completed purchase accounting allocations in the fourth quarter of fiscal 2021.

NOTE C - GOODWILL AND INTANGIBLE ASSETS

Goodwill: The changes in the carrying amounts of goodwill for the quarter and six months ended May 1, 2022 are:

in thousands	Grocery Products	Refrigerated Foods	Jennie-O Turkey Store	International & Other	Total
Balance at January 30, 2022	$2,398,354	$2,094,421	$176,628	$258,737	$4,928,139
Foreign Currency Translation	—	—	—	7,692	7,692
Balance at May 1, 2022	$2,398,354	$2,094,421	$176,628	$266,429	$4,935,832

Balance at October 31, 2021	$2,398,354	$2,094,421	$176,628	$259,699	$4,929,102
Foreign Currency Translation	—	—	—	6,730	6,730
Balance at May 1, 2022	$2,398,354	$2,094,421	$176,628	$266,429	$4,935,832
Intangible Assets: The carrying amounts for indefinite-lived intangible assets are:

in thousands	May 1, 2022	October 31, 2021
Brands/Tradenames/Trademarks	$1,665,190	$1,665,190
Other Intangibles	184	184
Foreign Currency Translation	(5,276)	(6,646)
Total	$1,660,098	$1,658,728

The gross carrying amount and accumulated amortization for definite-lived intangible assets are:

	May 1, 2022		October 31, 2021
in thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer Lists/Relationships	$168,239	$(63,318)	$168,239	$(56,882)
Other Intangibles	59,241	(9,481)	60,241	(8,356)
Tradenames/Trademarks	10,536	(6,773)	10,536	(5,700)
Foreign Currency Translation	—	(4,041)	—	(4,534)
Total	$238,016	$(83,613)	$239,016	$(75,471)

Amortization expense was $4.8 million and $9.6 million for the quarter and six months ended May 1, 2022, respectively, compared to $4.0 million and $7.9 million for the quarter and six months ended April 25, 2021.

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

Investments In and Receivables From Affiliates consist of:

in thousands	Segment	% Owned	May 1, 2022	October 31, 2021
MegaMex Foods, LLC	Grocery Products	50%	$185,417	$205,413
Other Joint Ventures	International & Other	Various (20-50%)	90,432	93,606
Total			$275,849	$299,019

Equity in Earnings of Affiliates consists of:

		Quarter Ended		Six Months Ended
in thousands	Segment	May 1, 2022	April 25, 2021	May 1, 2022	April 25, 2021
MegaMex Foods, LLC	Grocery Products	$3,011	$9,663	$10,006	$22,096
Other Joint Ventures	International & Other	2,905	3,411	2,807	5,206
Total		$5,916	$13,074	$12,814	$27,302

For the quarter and six months ended May 1, 2022, $12.5 million and $30.5 million of dividends were received from affiliates, compared to $11.2 million and $22.5 million of dividends received for the quarter and six months ended April 25, 2021.

The Company recognized a basis difference of $21.3 million associated with the formation of MegaMex Foods, LLC, of which $10.6 million is remaining as of May 1, 2022. This difference is being amortized through Equity in Earnings of Affiliates.

NOTE E - INVENTORIES

Principal components of inventories are:

in thousands	May 1, 2022	October 31, 2021
Finished Products	$875,674	$725,115
Raw Materials and Work-in-Process	432,806	395,403
Operating Supplies	197,796	163,416
Maintenance Materials and Parts	90,725	85,264
Total	$1,597,001	$1,369,198

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

Fair Value Interest Rate Hedge: In the first quarter of fiscal 2022, the Company entered into an interest rate swap to protect against changes in the fair value of a portion of previously issued senior unsecured notes attributable to the change in the benchmark interest rate. The hedge specifically designates the last $450 million of the notes due June 2024 (the “2024 Notes”). The swap compounds quarterly and settles semi-annually with gains and losses recognized in earnings through interest expense. The swap includes SOFR plus a spread adjustment as a fallback rate to be used when LIBOR ceases to be published in June 2023. Mark-to-market changes in the fair value of the interest rate swap and hedged debt are also recognized as interest expense.

Other Derivatives:  The Company holds certain futures contract positions as part of a merchandising program and to manage the Company’s exposure to fluctuations in commodity markets. The Company has not applied hedge accounting to these positions. Activity related to derivatives not designated as hedges is immaterial to the consolidated financial statements.

Volume: The Company's outstanding contracts related to its commodity hedging programs include:

Volume
Commodity Contracts	May 1, 2022	October 31, 2021
Corn	37.7 million bushels	33.1 million bushels
Lean Hogs	162.0 million pounds	120.0 million pounds

Fair Value of Derivatives:  The fair values of the Company’s derivative instruments designated as hedges are:

		Gross Fair Value
in thousands	Location on Consolidated Condensed Statements of Financial Position	May 1, 2022	October 31, 2021
Derivatives Designated as Hedges:
Commodity Contracts(1)	Other Current Assets	$51,269	$21,798
Interest Rate Contracts	Interest and Dividends Payable	(18,723)	—
(1) Amounts represent the gross fair value of commodity derivative assets and liabilities. The Company nets the derivative assets and liabilities for each of its hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract. The amount or timing of cash collateral balances may impact the classification of the commodity derivative in the Consolidated Condensed Statements of Financial Position. The gross asset position as of May 1, 2022 is offset by the obligation to return net cash collateral of $39.4 million contained within the master netting arrangement. The gross asset position as of October 31, 2021 is offset by the obligation to return net cash collateral of $10.8 million. See Note I - Fair Value Measurements for a discussion of these net amounts as reported in the Consolidated Condensed Statements of Financial Position.

Fair Value Hedge - Assets (Liabilities): The carrying amount of the Company's fair value hedged assets (liabilities) are:

		Carrying Amount of Hedged Assets/(Liabilities)
in thousands	Location on Consolidated Condensed Statements of Financial Position	May 1, 2022	October 31, 2021
Fair Value Hedges:
Commodity Contracts	Accounts Payable(1)	$20,428	$3,432
Interest Rate Contracts	Long-term Debt - Less Current Maturities(2)	(431,277)	—
(1)  Represents the carrying amount of fair value hedged assets and liabilities which are offset by other assets included in master netting arrangements described above.
(2) Represents the carrying amount of the hedged portion of the "2024 Notes". As of May 1, 2022, a cumulative basis adjustment of $18.7 million has been included in the carrying amount.

Accumulated Other Comprehensive Loss Impact: As of May 1, 2022, the Company included in AOCL hedging gains (before tax) of $80.1 million on commodity contracts and $14.0 million related to interest rate settled positions. The Company expects to recognize the majority of the gains on commodity contracts over the next twelve months. Gains on interest rate contracts offset the hedged interest payments over the tenor of the debt instruments.

The effect of AOCL for gains or losses (before tax) related to the Company's derivative instruments are:

	Gain/(Loss) Recognized in AOCL (1)		Gain/(Loss) Reclassified from AOCL into Earnings (1)		Location on Consolidated Statements of Operations
	Quarter Ended		Quarter Ended
in thousands	May 1, 2022	April 25, 2021	May 1, 2022	April 25, 2021
Cash Flow Hedges:
Commodity Contracts	$50,331	$36,109	$11,269	$4,512	Cost of Products Sold
Excluded Component (2)	(2,271)	—	—	—
Interest Rate Contracts	—	18,539	247	—	Interest Expense

	Gain/(Loss) Recognized in AOCL (1)		Gain/(Loss) Reclassified from AOCL into Earnings (1)		Location on Consolidated Statements of Operations
	Six Months Ended		Six Months Ended
in thousands	May 1, 2022	April 25, 2021	May 1, 2022	April 25, 2021
Cash Flow Hedges:
Commodity Contracts	$70,611	$52,661	$19,015	$4,462	Cost of Products Sold
Excluded Component (2)	(3,444)	—	—	—
Interest Rate Contracts	—	18,539	494	—	Interest Expense
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

Consolidated Statements of Operations Impact: The effect on the Consolidated Statements of Operations for gains or losses (before tax) related to the Company's derivative instruments are:

	Consolidated Statements of Operations Impact
	Quarter Ended		Six Months Ended
in thousands	May 1, 2022	April 25, 2021	May 1, 2022	April 25, 2021
Net Earnings Attributable to Hormel Foods Corporation	$261,617	$227,901	$501,188	$450,184

Cash Flow Hedges - Commodity Contracts
Gain (Loss) Reclassified from AOCL	9,599	4,512	17,345	4,462
Amortization of Excluded Component from Options	(1,120)	—	(1,945)	—
Gain (Loss) Reclassified from AOCL Due to Discontinuance of Cash Flow Hedges (1)	1,620	—	1,620	—

Fair Value Hedges - Commodity Contracts
Gain (Loss) on Commodity Futures (2)	(9,757)	(11,357)	(13,407)	(14,271)

Total Gain (Loss) on Commodity Contracts (3)	$342	$(6,845)	$3,613	$(9,809)

Cash Flow Hedges - Interest Rate Locks
Amortization of Gain on Interest Rate Locks	247	—	494	—

Fair Value Hedge - Interest Rate Swap
Gain (Loss) on Interest Rate Swap	699	—	1,491	—

Total Gain (Loss) on Interest Rate Contracts (4)	$946	$—	$1,985	$—

Total Gain (Loss) Recognized in Earnings	$1,288	$(6,845)	$5,598	$(9,809)

(1) During the second quarter of fiscal 2022, the Company discontinued hedge accounting on 0.6 million bushels of corn usage that was deemed no longer probable to occur. A gain of $1.7 million related to the discontinued hedges and an immaterial loss related to the excluded component from options was reclassified directly into earnings.
(2)     Amounts represent gains or losses on commodity contracts designated as fair value hedges that were closed during the quarter and six months ended May 1, 2022, which were offset by a corresponding gain or loss on the underlying hedged purchase commitment. Additional gains or losses related to changes in the fair value of open commodity contracts, along with the offsetting gain or loss on the hedged purchase commitment, are also marked-to-market through earnings with no impact on a net basis.
(3)    Total Gain (Loss) on Commodity Contracts is recognized in earnings through Cost of Products Sold.
(4)    Total Gain (Loss) on Interest Rate Contracts is recognized in earnings through Interest Expense.

NOTE G - PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic benefit cost for pension and other post-retirement benefit plans consists of:

	Pension Benefits
	Quarter Ended		Six Months Ended
in thousands	May 1, 2022	April 25, 2021	May 1, 2022	April 25, 2021
Service Cost	$10,019	$9,107	$20,038	$18,214
Interest Cost	12,640	12,362	25,279	24,724
Expected Return on Plan Assets	(27,062)	(25,189)	(54,124)	(50,378)
Amortization of Prior Service Cost	(374)	(367)	(748)	(734)
Recognized Actuarial Loss	3,132	5,578	6,264	11,156
Net Periodic Cost	$(1,645)	$1,491	$(3,290)	$2,982

	Post-retirement Benefits
	Quarter Ended		Six Months Ended
in thousands	May 1, 2022	April 25, 2021	May 1, 2022	April 25, 2021
Service Cost	$117	$131	$234	$261
Interest Cost	1,921	1,948	3,840	3,896
Amortization of Prior Service Cost	2	(164)	4	(328)
Recognized Actuarial Loss	610	495	1,220	991
Net Periodic Cost	$2,650	$2,410	$5,298	$4,820

Non-service cost components of net pension and postretirement benefit cost are presented within Interest and Investment Income on the Consolidated Statements of Operations.

NOTE H - ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of Accumulated Other Comprehensive Loss are:

in thousands	Foreign Currency Translation	Pension & Other Benefits		Derivatives & Hedging		Accumulated Other Comprehensive Loss
Balance at January 30, 2022	$(50,375)	$(258,676)		$43,527		$(265,524)
Unrecognized Gains (Losses)
Gross	14,056	59		48,060		62,175
Tax Effect	—	—		(11,630)		(11,630)
Reclassification into Net Earnings
Gross	—	3,370	(1)	(11,516)	(2)	(8,146)
Tax Effect	—	(826)		2,787		1,961
Net of Tax Amount	14,056	2,603		27,701		44,360
Balance at May 1, 2022	$(36,319)	$(256,073)		$71,228		$(221,164)

Balance at October 31, 2021	$(51,181)	$(261,211)		$35,123		$(277,269)
Unrecognized Gains (Losses)
Gross	14,862	51		67,167		82,080
Tax Effect	—	—		(16,284)		(16,284)
Reclassification into Net Earnings
Gross	—	6,740	(1)	(19,509)	(2)	(12,769)
Tax Effect	—	(1,653)		4,731		3,078
Net of Tax Amount	14,862	5,138		36,105		56,105
Balance at May 1, 2022	$(36,319)	$(256,073)		$71,228		$(221,164)

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis as of May 1, 2022, and October 31, 2021, and their level within the fair value hierarchy are presented in the table below.

	Fair Value Measurements at May 1, 2022
in thousands	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Cash and Cash Equivalents (1)	$861,719	$861,390	$329	$—
Short-term Marketable Securities (2)	23,478	11,929	11,549	—
Other Trading Securities (3)	191,066	—	191,066	—
Commodity Derivatives (4)	14,774	5,249	9,524	—
Total Assets at Fair Value	$1,091,037	$878,568	$212,468	$—
Liabilities at Fair Value
Deferred Compensation (3)	$62,291	$—	$62,291	$—
Interest Rate Derivatives (5)	18,723	—	18,723	—
Total Liabilities at Fair Value	$81,014	$—	$81,014	$—

	Fair Value Measurements at October 31, 2021
in thousands	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Cash and Cash Equivalents (1)	$613,530	$611,111	$2,419	$—
Short-term Marketable Securities (2)	21,162	8,790	12,372	—
Other Trading Securities (3)	203,020	—	203,020	—
Commodity Derivatives (4)	13,522	8,104	5,418	—
Total Assets at Fair Value	$851,234	$628,005	$223,229	$—
Liabilities at Fair Value
Deferred Compensation (3)	$70,466	$—	$70,466	$—
Total Liabilities at Fair Value	$70,466	$—	$70,466	$—

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

The rabbi trust is included in Other Assets and deferred compensation liabilities in Other Long-term Liabilities on the Consolidated Condensed Statements of Financial Position. Securities held by the rabbi trust are classified as trading securities. Unrealized gains and losses associated with these investments are included in the Company's earnings. During the quarter and six months ended May 1, 2022, securities held by the rabbi trust generated losses of $6.6 million and $12.0 million, respectively, compared to gains of $5.2 million and $17.0 million for the quarter and six months ended April 25, 2021.

(4)    The Company’s commodity derivatives represent futures, swaps, and options contracts used in its hedging or other programs to offset price fluctuations associated with purchases of corn and hogs, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers. The Company’s futures contracts for corn are traded on the Chicago Board of Trade, while futures contracts for lean hogs are traded on the Chicago Mercantile Exchange. These are active markets with quoted prices available, and these contracts are classified as Level 1. The Company’s corn futures option contracts are OTC instruments classified as Level 2 whose value is calculated using the Black-Scholes pricing model, corn future prices quoted from the Chicago Board of Trade, and other adjustments to inputs that are observable in active markets. All derivatives are reviewed for potential credit risk and risk of nonperformance. The net balance for each program is included in Other Current Assets or Accounts Payable, as appropriate, in the Consolidated Condensed Statements of Financial Position. As of May 1, 2022, the Company has recognized the obligation to return net cash collateral of $39.4 million from various counterparties (including cash of $39.9 million less $0.6 million of realized gain). As of October 31, 2021, the Company had recognized the obligation to return net cash collateral of $10.8 million from various counterparties (including cash of $45.6 million less $34.8 million of realized gain).

(5)    The Company holds an interest rate hedging position to minimize the risk related to future interest rate changes. The fair value of the outstanding interest rate hedge agreement is based on an observable benchmark interest rate (LIBOR) and therefore classified as Level 2. The interest rate derivatives are included in Interest and Dividends Payable in the Consolidated Condensed Statements of Financial Position.

The Company’s financial assets and liabilities include accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value. The Company does not carry its long-term debt at fair value in its Consolidated Condensed Statements of Financial Position. The fair value of long-term debt, utilizing discounted cash flows (Level 2), was $2.9 billion as of May 1, 2022, and $3.3 billion as of October 31, 2021. See Note J - Long Term Debt and Other Borrowing Arrangements for additional information.

The Company measures certain nonfinancial assets and liabilities at fair value, which are recognized or disclosed on a nonrecurring basis (e.g. goodwill, intangible assets, and property, plant and equipment). During the quarter and six months ended May 1, 2022, and April 25, 2021, there were no material remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

NOTE J - LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS
Long-term Debt consists of:

in thousands	May 1, 2022	October 31, 2021
Senior Unsecured Notes, with Interest at 3.050% Interest Due Semi-annually through June 2051 Maturity Date	$600,000	$600,000
Senior Unsecured Notes, with Interest at 1.800% Interest Due Semi-annually through June 2030 Maturity Date	1,000,000	1,000,000
Senior Unsecured Notes, with Interest at 1.700% Interest Due Semi-annually through June 2028 Maturity Date	750,000	750,000
Senior Unsecured Notes, with Interest at 0.650% Interest Due Semi-annually through June 2024 Maturity Date	950,000	950,000
Unamortized Discount on Senior Notes	(8,117)	(8,484)
Unamortized Debt Issuance Costs	(21,645)	(23,435)
Interest Rate Swap	(18,723)	—
Finance Lease Liabilities	48,044	52,999
Other Financing Arrangements	2,628	2,823
Total	$3,302,186	$3,323,903
Less: Current Maturities of Long-term Debt	8,084	8,756
Long-term Debt Less Current Maturities	$3,294,101	$3,315,147

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

Unsecured Revolving Credit Facility: On May 6, 2021, the Company entered into an unsecured revolving credit agreement with Wells Fargo Bank, National Association as administrative agent, swingline lender and issuing lender, U.S. Bank National Association, JPMorgan Chase Bank, N.A. and BofA Securities, Inc. as syndication agents and the lenders party thereto. In connection with entering the revolving credit agreement, the Company terminated its existing credit facility that was entered into on June 24, 2015. The revolving credit agreement provides for an unsecured revolving credit facility with an aggregate principal commitment amount at any time outstanding of up to $750.0 million with an uncommitted increase option of an additional $375.0 million upon the satisfaction of certain conditions. The unsecured revolving line of credit bears interest, at the Company’s election, at either a Base Rate plus margin of 0.0% to 0.150% or the Eurocurrency Rate plus margin of 0.575% to 1.150% and a variable fee of 0.050% to 0.100% is paid for the availability of this credit line. Extensions of credit under the facility may be made in the form of revolving loans, swingline loans and letters of credit. The lending commitments under the agreement are scheduled to expire on May 6, 2026, at which time the Company will be required to pay in full all obligations then outstanding. As of May 1, 2022, and October 31, 2021, the Company had no outstanding draws from this facility.

Debt Covenants: The Company is required by certain covenants in its debt agreements to maintain specified levels of financial ratios and financial position. As of May 1, 2022, the Company was in compliance with all of these covenants.

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

The Company's effective tax rate for the quarter and six months ended May 1, 2022, was 18.7 percent and 20.5 percent compared to 22.1 percent and 21.0 percent for the corresponding periods a year ago. The lower effective tax rate in the current year is due primarily to tax benefits from increased stock option exercises.

The amount of unrecognized tax benefits, including interest and penalties, is recorded in Other Long-term Liabilities. If recognized as of May 1, 2022, and April 25, 2021, $21.0 million and $28.1 million, respectively, would impact the Company’s effective tax rate. The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense. Interest and penalties included in income tax expense was immaterial for the quarter ended May 1, 2022, and April 25, 2021. The amount of accrued interest and penalties at May 1, 2022, and April 25, 2021, associated with unrecognized tax benefits was $5.8 million and $7.0 million, respectively.

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

NOTE L - EARNINGS PER SHARE DATA

The reported net earnings attributable to the Company were used when computing basic and diluted earnings per share. The following table sets forth the shares used as the denominator for those computations:

	Quarter Ended		Six Months Ended
in thousands	May 1, 2022	April 25, 2021	May 1, 2022	April 25, 2021
Basic Weighted-Average Shares Outstanding	544,702	540,195	543,691	540,054
Dilutive Potential Common Shares	5,334	7,341	5,291	7,436
Diluted Weighted-Average Shares Outstanding	550,036	547,536	548,982	547,490

Antidilutive Potential Common Shares	790	2,373	2,145	2,283

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

Intersegment sales are eliminated in the Consolidated Statements of Operations. The Company does not allocate deferred compensation, investment income, interest expense, or interest income to its segments when measuring performance. The Company also retains various other income and expenses at the corporate level. Equity in Earnings of Affiliates is included in segment profit; however, earnings attributable to the Company’s noncontrolling interests are excluded. These items are included below as Net Unallocated Expense and Noncontrolling Interest when reconciling to Earnings Before Income Taxes.

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

	Quarter Ended		Six Months Ended
in thousands	May 1, 2022	April 25, 2021	May 1, 2022	April 25, 2021
Sales to Unaffiliated Customers
Grocery Products	$873,572	$628,232	$1,729,163	$1,205,831
Refrigerated Foods	1,644,284	1,453,380	3,271,812	2,820,457
Jennie-O Turkey Store	407,287	351,179	791,759	684,500
International & Other	171,416	173,830	348,184	356,980
Total	$3,096,559	$2,606,621	$6,140,917	$5,067,768

Intersegment Sales
Grocery Products	$—	$—	$—	$—
Refrigerated Foods	6,491	5,933	14,179	11,891
Jennie-O Turkey Store	52,498	32,442	100,452	59,135
International & Other	—	—	—	—
Total	58,989	38,376	114,631	71,026
Intersegment Elimination	(58,989)	(38,376)	(114,631)	(71,026)
Total	$—	$—	$—	$—

Net Sales
Grocery Products	$873,572	$628,232	$1,729,163	$1,205,831
Refrigerated Foods	1,650,775	1,459,313	3,285,991	2,832,348
Jennie-O Turkey Store	459,785	383,621	892,211	743,635
International & Other	171,416	173,830	348,184	356,980
Intersegment Elimination	(58,989)	(38,376)	(114,631)	(71,026)
Total	$3,096,559	$2,606,621	$6,140,917	$5,067,768

Segment Profit
Grocery Products	$89,299	$97,970	$188,785	$190,172
Refrigerated Foods	178,492	173,352	340,884	314,524
Jennie-O Turkey Store	61,799	12,700	105,536	39,640
International & Other	23,653	24,481	49,737	56,685
Total Segment Profit	353,243	308,503	684,941	601,020
Net Unallocated Expense	31,436	15,904	54,370	31,451
Noncontrolling Interest	62	21	201	133
Earnings Before Income Taxes	$321,868	$292,620	$630,772	$569,702

Revenue has been disaggregated into the categories below to show how sales channels affect the nature, amount, timing, and uncertainty of revenue and cash flows. Total revenue contributed by sales channel are:

	Quarter Ended		Six Months Ended
in thousands	May 1, 2022	April 25, 2021	May 1, 2022	April 25, 2021
U.S. Retail	$1,946,117	$1,685,631	$3,904,864	$3,355,518
U.S. Foodservice	959,467	724,248	1,845,532	1,310,584
International	190,975	196,742	390,520	401,666
Total	$3,096,559	$2,606,621	$6,140,917	$5,067,768

Beginning in the first quarter of fiscal 2022, the Company updated its presentation of revenue disaggregation by sales channel, combining U.S. Deli and U.S. Retail as market conditions have evolved providing many similarities between the channels. The prior year presentation has been updated to conform to the current period presentation.

The Company’s products consist primarily of meat and other food products. Total revenue contributed by classes of similar products are:

	Quarter Ended		Six Months Ended
in thousands	May 1, 2022	April 25, 2021	May 1, 2022	April 25, 2021
Perishable	$1,783,172	$1,453,149	$3,556,375	$2,829,969
Shelf-stable	629,406	567,501	1,264,643	1,091,437
Poultry	565,531	494,186	1,102,135	968,837
Miscellaneous	118,449	91,786	217,764	177,525
Total	$3,096,559	$2,606,621	$6,140,917	$5,067,768

Perishable includes fresh meats, frozen items, refrigerated meal solutions, bacon, sausages, hams, and guacamole (excludes Jennie-O Turkey Store products). Shelf-stable includes canned luncheon meats, nut butters, snack nuts, chili, shelf-stable microwaveable meals, hash, stews, tortillas, salsas, tortilla chips, and other items that do not require refrigeration. The Poultry category is composed primarily of Jennie-O Turkey Store products. The Miscellaneous category primarily consists of nutritional food products and supplements, dessert and drink mixes, and industrial gelatin products.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

The Company is a global manufacturer and marketer of branded food products. It operates in four reportable segments as described in Note M - Segment Reporting in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The Company reported net earnings per diluted share of $0.48 for the second quarter of fiscal 2022, up 14 percent compared to last year. Significant factors impacting the quarter were:

•Net sales for the second quarter were a record, driven by growth from the Company's foodservice businesses and the inclusion of the Planters® snack nuts business.
•Segment profit for the quarter increased 15 percent. Strong results from the Jennie-O Turkey Store segment, growth from the foodservice businesses in Refrigerated Foods, and the inclusion of the Planters® snack nuts business were the key contributors to growth.
•The Company grew earnings before income taxes, net earnings, and diluted earnings per share, marking the third consecutive quarter of earnings growth. Diluted earnings per share is expected to increase marginally in the third quarter after adjusting for the one-time costs associated with the acquisition of the Planters® snack nuts business in the prior year.
•Refrigerated Foods sales and segment profit increased as a result of strong results from the foodservice businesses, more than offsetting higher operational and logistics costs.
•Jennie-O Turkey Store segment profit increased due to higher commodity prices and strong foodservice sales.

•Grocery Products segment profit declined, as organic sales growth and the contribution from the Planters® snack nuts business was unable to overcome significant inflationary pressures and lower results from MegaMex.
•International & Other segment profit declined, as profit growth in China was offset by lower results from the export business, which was negatively impacted by logistics challenges and higher freight expenses.
•Year-to-date cash flow from operations was $577.1 million, up 60 percent compared to the prior year.
•A wide-spread outbreak of highly pathogenic avian influenza (HPAI) began in February and was confirmed in the Jennie-O Turkey Store supply chain in late March. It has since been detected at multiple turkey farms across Minnesota and Wisconsin that supply the Company. This has resulted in the loss of flocks, the temporary quarantine of farms, and the establishment of control zones in the impacted areas. HPAI had an immaterial impact on the Jennie-O Turkey Store's segment results for the quarter.

Consolidated Results

Volume, Net Sales, Earnings, and Diluted Earnings per Share

	Quarter Ended			Six Months Ended
in thousands, except per share amounts	May 1, 2022	April 25, 2021	% Change	May 1, 2022	April 25, 2021	% Change
Volume (lbs.)	1,164,198	1,192,948	(2.4)	2,369,070	2,372,654	(0.2)
Organic Volume (1)	1,099,220	1,192,948	(7.9)	2,230,585	2,372,654	(6.0)
Net Sales	$3,096,559	$2,606,621	18.8	$6,140,917	$5,067,768	21.2
Organic Net Sales (1)	2,857,545	2,606,621	9.6	5,630,079	5,067,768	11.1
Earnings Before Income Taxes	321,868	292,620	10.0	630,772	569,702	10.7
Net Earnings Attributable to Hormel Foods Corporation	261,617	227,901	14.8	501,188	450,184	11.3
Diluted Earnings per Share	0.48	0.42	14.3	0.91	0.82	11.0
(1)  See the "Non-GAAP Financial Measures" section below for a description of the Company's use of measures not defined by U.S. Generally Accepted Accounting Principles (GAAP).

Net Sales

Record net sales for the second quarter and first six months of the year were driven by the inclusion of the Planters® snack nuts business and growth from the Company's foodservice businesses. Additionally, all segments benefited from pricing actions taken during the quarter and first half of the year to offset inflationary pressures. The second quarter marked the sixth consecutive quarter of record sales.

Cost of Products Sold

	Quarter Ended			Six Months Ended
in thousands	May 1, 2022	April 25, 2021	% Change	May 1, 2022	April 25, 2021	% Change
Cost of Products Sold	$2,543,088	$2,130,314	19.4	$5,048,697	$4,141,291	21.9

Cost of products sold for the second quarter and first six months of fiscal 2022 increased due to inflationary pressures stemming from raw materials, packaging, freight, labor and many other inputs. The inclusion of the Planters® snack nuts business was also a driver of higher costs.

Costs are expected to remain elevated due to the continued impacts of broad-based inflation. Raw material input costs for pork, beef, turkey, chicken, avocados, and feed are anticipated to remain above historical levels.

Gross Profit

	Quarter Ended			Six Months Ended
in thousands	May 1, 2022	April 25, 2021	% Change	May 1, 2022	April 25, 2021	% Change
Gross Profit	$553,471	$476,307	16.2	$1,092,220	$926,477	17.9
Percentage of Net Sales	17.9%	18.3%		17.8%	18.3%

Gross profit as a percentage of net sales for the second quarter and first six months of 2022 declined, driven primarily by higher freight and operational expenses. Compared to the prior year, gross profit as a percentage of net sales for the second quarter increased for Jennie-O Turkey Store and declined for Grocery Products and Refrigerated Foods. Gross profit as a percentage of net sales was flat for the International & Other segment. For the first six months of 2022, gross profit as a percentage of net sales increased for the Jennie-O Turkey Store and International & Other segments and was lower for Grocery Products and Refrigerated Foods.

Looking ahead to the third quarter of fiscal 2022, the Company expects gross profit as a percentage of net sales to improve compared to the prior year but decline from the second quarter. The Company expects a year over year benefit from the actions it has taken to offset inflationary pressures. These actions include pricing, improving promotional effectiveness, and shifting to a more profitable mix. Compared to the prior quarter, lower margins at Jennie-O Turkey Store due to impacts from HPAI and significant inflationary pressure above current pricing levels in the Grocery Products segment are expected to drive the overall decline. The net impact of input cost inflation poses the largest risk to these assumptions.

Selling, General and Administrative (SG&A)

	Quarter Ended			Six Months Ended
in thousands	May 1, 2022	April 25, 2021	% Change	May 1, 2022	April 25, 2021	% Change
SG&A	$224,659	$199,966	12.3	$450,631	$396,346	13.7
Percentage of Net Sales	7.3%	7.7%		7.3%	7.8%

For the second quarter and first six months of fiscal 2022, SG&A expenses increased due to the addition of the Planters® snack nuts business and higher marketing and advertising investments. As a percent of net sales, SG&A expenses declined, driven by strong sales and disciplined cost management.

Advertising investments in the second quarter were $39.2 million compared to $30.9 million last year. For the first half of 2022, advertising investments increased 32.7% compared to the prior year. The Company plans to continue to invest in its leading brands.

Equity in Earnings of Affiliates

	Quarter Ended			Six Months Ended
in thousands	May 1, 2022	April 25, 2021	% Change	May 1, 2022	April 25, 2021	% Change
Equity in Earnings of Affiliates	$5,916	$13,074	(54.8)	$12,814	$27,302	(53.1)

Equity in earnings of affiliates for the second quarter and first half of 2022 decreased significantly due to lower results for MegaMex. MegaMex results were negatively impacted by significantly higher costs for avocados and additional inflationary pressures.

Effective Tax Rate

	Quarter Ended		Six Months Ended
	May 1, 2022	April 25, 2021	May 1, 2022	April 25, 2021
Effective Tax Rate	18.7%	22.1%	20.5%	21.0%

The effective tax rate for the second quarter decreased as this year's tax rate reflects stock option exercise benefits. The effective tax rate for fiscal 2022 is expected to be between 20.5% and 22.5%. For further information, refer to Note K - Income Taxes.

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

	Quarter Ended			Six Months Ended
in thousands	May 1, 2022	April 25, 2021	% Change	May 1, 2022	April 25, 2021	% Change
Net Sales
Grocery Products	$873,572	$628,232	39.1	$1,729,163	$1,205,831	43.4
Refrigerated Foods	1,644,284	1,453,380	13.1	3,271,812	2,820,457	16.0
Jennie-O Turkey Store	407,287	351,179	16.0	791,759	684,500	15.7
International & Other	171,416	173,830	(1.4)	348,184	356,980	(2.5)
Total	$3,096,559	$2,606,621	18.8	$6,140,917	$5,067,768	21.2

Segment Profit
Grocery Products	$89,299	$97,970	(8.9)	$188,785	$190,172	(0.7)
Refrigerated Foods	178,492	173,352	3.0	340,884	314,524	8.4
Jennie-O Turkey Store	61,799	12,700	386.6	105,536	39,640	166.2
International & Other	23,653	24,481	(3.4)	49,737	56,685	(12.3)
Total Segment Profit	353,243	308,503	14.5	684,941	601,020	14.0
Net Unallocated Expense	31,436	15,904	97.7	54,370	31,451	72.9
Noncontrolling Interest	62	21	197.7	201	133	51.2
Earnings Before Income Taxes	$321,868	$292,620	10.0	$630,772	$569,702	10.7

Grocery Products

	Quarter Ended			Six Months Ended
in thousands	May 1, 2022	April 25, 2021	% Change	May 1, 2022	April 25, 2021	% Change
Volume (lbs.)	373,163	313,795	18.9	744,678	618,129	20.5
Net Sales	$873,572	$628,232	39.1	$1,729,163	$1,205,831	43.4
Segment Profit	89,299	97,970	(8.9)	188,785	190,172	(0.7)

Volume and sales for the second quarter and first six months of fiscal 2022 increased due to the inclusion of the Planters® snack nuts business and strength across the portfolio. Organic sales growth for the second quarter was led by the Wholly®, SKIPPY®, SPAM®, and Dinty Moore® brands, in addition to strategic pricing actions.

Segment profit for the second quarter and first half of the year declined, as the contribution from the Planters® snack nuts business and organic sales growth was unable to overcome significant inflationary pressures and lower results from MegaMex.

Volume, sales and segment profit during the first half of fiscal 2022 were negatively impacted by production constraints due to labor shortages.

Looking forward, the Grocery Products segment will continue to be challenged by inflationary pressures until the recently announced pricing actions become effective in the fourth quarter. Additional risks to profitability include higher than anticipated elasticities impacting sales volumes and labor shortages impacting production on key product lines.

Refrigerated Foods

	Quarter Ended			Six Months Ended
in thousands	May 1, 2022	April 25, 2021	% Change	May 1, 2022	April 25, 2021	% Change
Volume (lbs.)	517,477	593,271	(12.8)	1,090,229	1,188,586	(8.3)
Net Sales	$1,644,284	$1,453,380	13.1	$3,271,812	$2,820,457	16.0
Segment Profit	178,492	173,352	3.0	340,884	314,524	8.4

For the second quarter and first half of 2022, sales increased due to strong results from the foodservice businesses, strategic pricing actions across the portfolio, and from the inclusion of the Planters® snack nuts business. Consistent with the Company's long-term strategy to better align resources to value-added growth, the overall decline in volume for the first half of fiscal 2022 was due primarily to lower commodity sales resulting from the Company's new pork supply agreement.

Segment profit growth during the second quarter and first six months of 2022 was driven by strong results from the foodservice businesses, more than offsetting higher operational and logistics costs.

Volume, sales and segment profit during the first half of fiscal 2022 were negatively impacted by production constraints due to labor shortages.

Refrigerated Foods expects a strong finish to the year, led by continued strength in the foodservice businesses and strong demand for its retail products. Risks to profitability include additional inflationary pressures and labor shortages impacting production on key product lines.

Jennie-O Turkey Store

	Quarter Ended			Six Months Ended
in thousands	May 1, 2022	April 25, 2021	% Change	May 1, 2022	April 25, 2021	% Change
Volume (lbs.)	201,608	202,624	(0.5)	390,108	396,193	(1.5)
Net Sales	$407,287	$351,179	16.0	$791,759	$684,500	15.7
Segment Profit	61,799	12,700	386.6	105,536	39,640	166.2

Sales for the second quarter and first half of fiscal 2022 increased for all areas of the business, led by higher foodservice, whole bird and retail sales. Increased volume in the foodservice business was not enough to offset large commodity volume declines.

For the second quarter and first six months of the year, higher commodity prices and improved foodservice sales drove the substantial improvement in segment profit.

Given the uncertainty regarding HPAI and based on our current expectations, Jennie-O Turkey Store sales volumes are projected to decline approximately 30 percent in the back half of the year due to supply gaps in its vertically integrated supply chain. With the third quarter representing the seasonal earnings low for this business, we expect third quarter earnings to be in line with last year.

International & Other

	Quarter Ended			Six Months Ended
in thousands	May 1, 2022	April 25, 2021	% Change	May 1, 2022	April 25, 2021	% Change
Volume (lbs.)	71,949	83,257	(13.6)	144,056	169,746	(15.1)
Net Sales	$171,416	$173,830	(1.4)	$348,184	$356,980	(2.5)
Segment Profit	23,653	24,481	(3.4)	49,737	56,685	(12.3)

Volume and sales declined during the second quarter and first half of the year as a result of current export logistics challenges and lower commodity sales due to the Company's new pork supply agreement. Second quarter retail sales in China improved as pantry loading and sales to food security programs in response to COVID-related lockdowns helped offset declines in foodservice sales.

Segment profit for the second quarter and first six months of 2022 declined due in most part to lower results from the export business, which was negatively impacted by logistics challenges and meaningfully higher freight expenses.

The International & Other segment continues to see strong demand both in its export business and in China. However, due to the impact of two partial plant shutdowns in China as a result of COVID-related restrictions and persistent export logistics challenges, there remains a risk to earnings growth in the back half of the year.

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

	Quarter Ended		Six Months Ended
in thousands	May 1, 2022	April 25, 2021	May 1, 2022	April 25, 2021
Net Unallocated Expense	$31,436	$15,904	$54,370	$31,451
Noncontrolling Interest	62	21	201	133

For the second quarter and first six months of 2022, net unallocated expense increased due to lower investment income from the Company's Rabbi Trust and higher interest expense.

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

RECONCILIATION OF NON-GAAP MEASURES

ORGANIC VOLUME AND NET SALES (NON-GAAP)

	Quarter Ended
	May 1, 2022			April 25, 2021
in thousands	Reported GAAP	Acquisitions	Organic (Non-GAAP)	Reported GAAP	Organic % Change
Volume (lbs.)
Grocery Products	373,163	(54,150)	319,013	313,795	1.7
Refrigerated Foods	517,477	(9,608)	507,869	593,271	(14.4)
Jennie-O Turkey Store	201,608	—	201,608	202,624	(0.5)
International & Other	71,949	(1,220)	70,730	83,257	(15.0)
Total Volume	1,164,198	(64,978)	1,099,220	1,192,948	(7.9)

Net Sales
Grocery Products	$873,572	$(200,775)	$672,797	$628,232	7.1
Refrigerated Foods	1,644,284	(34,759)	1,609,525	1,453,380	10.7
Jennie-O Turkey Store	407,287	—	407,287	351,179	16.0
International & Other	171,416	(3,480)	167,935	173,830	(3.4)
Total Net Sales	$3,096,559	$(239,014)	$2,857,545	$2,606,621	9.6

	Six Months Ended
	May 1, 2022			April 25, 2021
in thousands	Reported GAAP	Acquisitions	Organic (Non-GAAP)	Reported GAAP	Organic % Change
Volume (lbs.)
Grocery Products	744,678	(117,362)	627,316	618,129	1.5
Refrigerated Foods	1,090,229	(18,182)	1,072,047	1,188,586	(9.8)
Jennie-O Turkey Store	390,108	—	390,108	396,193	(1.5)
International & Other	144,056	(2,942)	141,114	169,746	(16.9)
Total Volume	2,369,070	(138,485)	2,230,585	2,372,654	(6.0)

Net Sales
Grocery Products	$1,729,163	$(436,507)	$1,292,656	$1,205,831	7.2
Refrigerated Foods	3,271,812	(66,012)	3,205,800	2,820,457	13.7
Jennie-O Turkey Store	791,759	—	791,759	684,500	15.7
International & Other	348,184	(8,320)	339,864	356,980	(4.8)
Total Net Sales	$6,140,917	$(510,838)	$5,630,079	$5,067,768	11.1

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

Cash Flow Highlights

	Six Months Ended
in millions	May 1, 2022	April 25, 2021
Cash and Cash Equivalents	$862	$1,485
Cash Provided by (Used in) Operating Activities	577	361
Cash Provided by (Used in) Investing Activities	(126)	(87)
Cash Provided by (Used in) Financing Activities	(204)	(508)

Cash and cash equivalents increased $248 million in the six months ended May 1, 2022 as cash from operating activities was sufficient to cover dividend payments and capital expenditures. Cash and cash equivalents decreased compared to the prior year due to funding the purchase of the Planters® snack nuts business. Additional details related to significant drivers of cash flows are provided below.

Cash Provided by (Used in) Operating Activities
•Cash flows from operating activities benefited from earnings, while changes in operating assets and liabilities during the six months ended May 1, 2022 were overall unfavorable.
–Inventory increased $226 million compared to $155 million in the prior year. The higher inventory value in fiscal 2022 was primarily due to increased raw material costs while the increase in inventory levels during fiscal 2021 was the result of strategic inventory management.
–Accounts receivable declined $109 million in the six months ended May 1, 2022 as a result of the timing of sales and collections. In comparison, accounts receivable increased $20 million in the six months ended April 25, 2021.
–Accounts payable and accrued expenses decreased $46 million and $103 million in the six months ended May 1, 2022 and April 25, 2021, respectively, primarily due to the timing of invoice payments and annual incentive compensation payments.

Cash Provided by (Used in) Investing Activities
•Capital expenditures were $128 million and $86 million in the six months ended May 1, 2022 and April 25, 2021, respectively. The Company's target for capital expenditures for fiscal 2022 is $310 million. The largest spend in both years was related to capacity expansion in Omaha, Nebraska. Additional projects include a new production line for the SPAM® family of products in Dubuque, Iowa in fiscal 2022 and Project Orion in fiscal 2021. Looking to the remainder of the year, the Company will prioritize projects which increase value added production capacity, drive cost savings and leverage automation.

Cash Provided by (Used in) Financing Activities
•Cash dividends paid to the Company’s shareholders continue to be an ongoing financing activity for the Company with payments totaling $274 million in the six months ended May 1, 2022 compared to $258 million in the comparable period of fiscal 2021. For fiscal 2022, the annual dividend rate was increased 6 percent to $1.04 per share, representing the 56th consecutive annual dividend increase. The Company has paid dividends for 375 consecutive quarters.
•Proceeds from exercise of stock options was $75 million in the six months ended May 1, 2022 compared to $13 million in the comparable period of fiscal 2021. The increase in proceeds was caused by the number of options exercised with 3.6 million shares issued during fiscal 2022 compared to 0.7 million shares during fiscal 2021.
•The Company repaid $250.0 million of its senior unsecured notes upon maturity in April 2021.

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

The Company is required by certain covenants in its debt agreements to maintain specified levels of financial ratios and financial position. As of May 1, 2022, the Company was in compliance with all of these debt covenants and expects to maintain this compliance.

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

In connection with the “safe harbor” provisions of the Reform Act, the Company is identifying risk factors that could affect financial performance and cause the Company’s actual results to differ materially from opinions or statements expressed with respect to future periods. The discussion of risk factors in the Company's most recent Annual Report on form 10-K and in Part II, Item 1A of this Quarterly Report on Form 10-Q contain certain cautionary statements regarding the Company’s business, which should be considered by investors and others. Such risk factors should be considered in conjunction with any discussions of operations or results by the Company or its representatives, including any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors, or other communications by the Company.

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

The Company cautions readers not to place undue reliance on forward-looking statements, which represent current views as of the date made. Forward-looking statements are inherently at risk to changes in the national and worldwide economic environment, which could include, among other things, risks related to the deterioration of economic conditions; the COVID-19 pandemic; risks associated with acquisitions and divestitures; potential disruption of operations including at co-manufacturers, suppliers, logistics providers, customers, or other third-party service providers; risk of loss of a material contract; the Company’s inability to protect information technology systems against, or effectively respond to, cyber attacks or security breaches; deterioration of labor relations, labor availability or increases to labor costs; general risks of the food industry, including food contamination; outbreaks of disease among livestock and poultry flocks; fluctuations in commodity prices and availability of raw materials and other inputs; fluctuations in market demand for the Company’s products; risks of litigation; potential sanctions and compliance costs arising from government regulation; compliance with stringent environmental regulation and potential environmental litigation; and risks arising from the Company’s foreign operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various forms of market risk as a part of its ongoing business practices. The Company utilizes derivative instruments to mitigate earnings fluctuations due to market volatility.

Commodity Price Risk: The Company is subject to commodity price risk primarily through grain and live hog markets. To reduce these exposures and offset the fluctuations caused by changes in market conditions, the Company employs hedging programs. These programs utilize futures, swaps, and options and are accounted for as cash flow hedges. The fair value of the Company’s cash flow commodity contracts as of May 1, 2022, was $70.8 million compared to $25.2 million as of October 31, 2021. The Company measures its market risk exposure on its cash flow commodity contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices. A 10 percent decrease in the market price would have negatively impacted the fair value of the Company's cash flow commodity contracts as of May 1, 2022, by $37.3 million, which in turn would lower the Company's future cost on purchased commodities by a similar amount.

Interest Rate Risk: The Company is subject to interest rate risk primarily from changes in fair value of long-term fixed rate debt. As of May 1, 2022, the Company’s long-term debt had a carrying amount of $2.9 billion compared to $3.3 billion as of October 31, 2021. The Company measures its market risk exposure of long-term fixed rate debt using a sensitivity analysis, which considers a 10 percent change in interest rates. A 10 percent decrease in interest rates would have positively impacted the fair value of the Company’s long-term debt as of May 1, 2022, by $85.2 million. A 10 percent increase would have negatively impacted the long-term debt by $80.2 million.

To reduce the risk of changes in fair value of long-term debt, the Company has entered into an interest rate swap on a portion of the debt that receives a fixed rate and pays a floating rate. The notional amount of the Company's interest rate swap is $450.0 million. The Company measures its market risk exposure on interest rate contracts using sensitivity analysis, which considers a hypothetical change of 25 basis points in the underlying benchmark interest rate. An increase of 25 basis points would have negatively impacted the fair value of the Company's interest rate swap by $2.1 million, while a decrease of 25 basis points would increase the value by a similar amount.

Foreign Currency Exchange Rate Risk: The fair values of certain Company assets are subject to fluctuations in foreign currency exchange rates. The Company's net asset position in foreign currencies as of May 1, 2022 was $658.2 million, compared to $657.2 million as of October 31, 2021, with most of the exposure existing in Chinese yuan and Brazilian real. The Company currently does not use market risk sensitive instruments to manage this risk.

Investment Risk: The Company has corporate-owned life insurance policies classified as trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans. As of May 1, 2022, the balance of these securities totaled $191.1 million compared to $203.0 million as of October 31, 2021. The rabbi trust is invested primarily in fixed income funds. The Company is subject to market risk due to fluctuations in the value of the remaining investments as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis. A 10 percent decline in the value of the investments not held in fixed income funds would have a negative impact to the Company’s pretax earnings of approximately $8.1 million, while a 10 percent increase in value would have a positive impact of the same amount.

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

(b)    Internal Controls.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the second quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. RISK FACTORS

The Company's business, operations, and financial condition are subject to various risks and uncertainties. There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2021, except as follows:

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

Although the Company has no operations in Russia or Ukraine, inflated fuel costs and supply chain shortages and delays have been experienced due to the impact of the conflict on the global economy. Further escalation related to the military conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, additional supply chain disruptions, rising prices for oil and other commodities, volatility in capital markets and foreign exchange rates, rising interest rates or heightened cybersecurity risks, any of which may adversely affect the Company's business. In addition, the effects of the ongoing conflict could heighten many of the Company's other risk factors described in Part I, Item 1A, "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2021.

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

Deterioration of labor relations, labor availability or increases in labor costs could harm the Company’s business. As of May 1, 2022, the Company employed more than 20,000 people worldwide, of which approximately 20 percent were represented by labor unions, principally the United Food and Commercial Workers Union. A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities or co-manufacturing facilities resulting in work slowdowns or stoppages could harm the Company’s financial results. Labor and skilled labor availability challenges could continue to have an adverse effect on the Company's business. All union contracts are currently effective with none set to expire during the remainder of fiscal 2022.

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

HPAI was detected within the United States in 2022 and was confirmed within the Company's Jennie-O Turkey Store supply chain. The impact of HPAI will reduce production volume in the Company's turkey facilities through the end of the fiscal year. The Company is continuing to monitor the situation and will take the appropriate actions to protect the health of the turkeys across the supply chain.

The Company has developed business continuity plans for various disease scenarios and will continue to update these plans as necessary. There can be no assurance given, however, that these plans will be effective in eliminating the negative effects of any such diseases on the Company’s operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuer purchases of equity securities in the quarter ended May 1, 2022. The maximum number of shares that may yet be purchased under the plans or programs as of May 1, 2022 is 3,987,494. On January 29, 2013, the Company's Board of Directors authorized the repurchase of 10,000,000 shares of its common stock with no expiration date. On January 26, 2016, the Board of Directors approved a two-for-one split of the Company’s common stock to be effective January 27, 2016. As part of the stock split resolution, the number of shares remaining to be repurchased was adjusted proportionately.

Item 6. EXHIBITS

31.1	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended May 1, 2022, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Condensed Statements of Financial Position, (iv) Consolidated Statements of Changes in Shareholders' Investment, (v) Consolidated Condensed Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended May 1, 2022, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORMEL FOODS CORPORATION
(Registrant)

Date: June 2, 2022	By	/s/ JACINTH C. SMILEY
JACINTH C. SMILEY
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: June 2, 2022	By	/s/ PAUL R. KUEHNEMAN
PAUL R. KUEHNEMAN
Vice President and Controller
(Principal Accounting Officer)