Form 10-Q
period 2022-07-31
HORMEL FOODS CORP /DE/
filed 2022-09-01
CIK 48465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 28, 2022
Common Stock	$.01465	par value	546,197,604
Common Stock Non-Voting	$.01	par value	0

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except per share amounts
Unaudited

	Quarter Ended		Nine Months Ended
	July 31, 2022	July 25, 2021	July 31, 2022	July 25, 2021
Net Sales	$3,034,414	$2,863,670	$9,175,331	$7,931,438
Cost of Products Sold	2,528,364	2,440,322	7,577,062	6,581,613
Gross Profit	506,049	423,348	1,598,269	1,349,825

Selling, General and Administrative	222,147	226,284	672,777	622,630
Equity in Earnings of Affiliates	7,138	10,420	19,951	37,722

Operating Income	291,040	207,484	945,443	764,917

Interest and Investment Income	14,411	8,457	20,078	36,740
Interest Expense	15,615	11,703	44,913	27,718

Earnings Before Income Taxes	289,836	204,238	920,608	773,940

Provision for Income Taxes	71,010	27,164	200,393	146,549

Net Earnings	218,826	177,074	720,215	627,390
Less: Net Earnings (Loss) Attributable to Noncontrolling Interest	(89)	157	112	290
Net Earnings Attributable to Hormel Foods Corporation	$218,915	$176,917	$720,103	$627,101

Net Earnings Per Share
Basic	$0.40	$0.33	$1.32	$1.16
Diluted	$0.40	$0.32	$1.31	$1.15

Weighted-average Shares Outstanding
Basic	546,077	541,746	544,486	540,618
Diluted	550,167	548,072	549,377	547,684

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
In thousands
Unaudited

	Quarter Ended		Nine Months Ended
	July 31, 2022	July 25, 2021	July 31, 2022	July 25, 2021
Net Earnings	$218,826	$177,074	$720,215	$627,390
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(29,228)	12,626	(14,233)	23,489
Pension and Other Benefits	2,505	4,199	7,643	12,598
Deferred Hedging	(35,138)	(8,612)	967	42,016
Total Other Comprehensive Income (Loss)	(61,861)	8,213	(5,623)	78,103
Comprehensive Income	156,965	185,287	714,592	705,493
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	(540)	270	(206)	671
Comprehensive Income Attributable to Hormel Foods Corporation	$157,505	$185,017	$714,798	$704,822

See Notes to Consolidated Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
In thousands, except share and per share amounts
Unaudited

	July 31, 2022	October 31, 2021
Assets
Current Assets
Cash and Cash Equivalents	$850,344	$613,530
Short-term Marketable Securities	18,314	21,162
Accounts Receivable (Net of Allowance for Doubtful Accounts of $3,500 at July 31, 2022, and $4,033 at October 31, 2021)	802,850	895,719
Inventories	1,679,179	1,369,198
Taxes Receivable	7,733	8,293
Prepaid Expenses and Other Current Assets	45,063	39,914
Total Current Assets	3,403,484	2,947,816

Goodwill	4,929,337	4,929,102

Other Intangibles	1,808,235	1,822,273

Pension Assets	311,157	289,096

Investments In and Receivables from Affiliates	277,727	299,019

Other Assets	292,412	299,907

Property, Plant and Equipment
Land	74,274	72,133
Buildings	1,392,584	1,332,881
Equipment	2,554,146	2,415,063
Construction in Progress	238,690	316,455
Less: Allowance for Depreciation	(2,141,628)	(2,027,414)
Net Property, Plant and Equipment	2,118,067	2,109,117

Total Assets	$13,140,418	$12,696,329

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
In thousands, except share and per share amounts
Unaudited

	July 31, 2022	October 31, 2021
Liabilities and Shareholders' Investment
Current Liabilities
Accounts Payable and Accrued Expenses	$799,202	$844,502
Accrued Marketing Expenses	131,495	114,746
Employee Related Expenses	248,551	269,327
Interest and Dividends Payable	167,534	154,803
Taxes Payable	64,311	23,520
Current Maturities of Long-term Debt	8,807	8,756
Total Current Liabilities	1,419,899	1,415,654

Long-term Debt Less Current Maturities	3,294,287	3,315,147

Pension and Post-retirement Benefits	551,458	546,362

Other Long-term Liabilities	153,773	162,623

Deferred Income Taxes	354,053	278,183

Shareholders' Investment
Preferred Stock, Par Value $0.01 a Share–	—	—
Authorized 160,000,000 Shares: Issued–None
Common Stock, Non-voting, Par Value $0.01 a Share–	—	—
Authorized 400,000,000 Shares: Issued–None
Common Stock, Par Value $0.01465 a Share–	8,001	7,946
Authorized 1,600,000,000 Shares:
Shares Issued as of July 31, 2022: 546,155,583
Shares Issued as of October 31, 2021: 542,412,403
Additional Paid-in Capital	459,272	360,336
Accumulated Other Comprehensive Loss	(282,574)	(277,269)
Retained Earnings	7,176,977	6,881,870
Hormel Foods Corporation Shareholders' Investment	7,361,676	6,972,883
Noncontrolling Interest	5,272	5,478
Total Shareholders' Investment	7,366,948	6,978,360

Total Liabilities and Shareholders' Investment	$13,140,418	$12,696,329

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT
In thousands, except per share amounts
Unaudited

	Quarter Ended July 25, 2021
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
	Shares	Amount	Shares	Amount
Balance at April 25, 2021	540,411	$7,917	—	$—	$319,048	$6,699,336	$(325,629)	$5,178	$6,705,851
Net Earnings						176,917		157	177,074
Other Comprehensive Income (Loss)							8,100	113	8,213
Stock-based Compensation Expense					4,479				4,479
Exercise of Stock Options/Restricted Shares	2,125	31			30,635				30,666
Declared Cash Dividends – $0.2450 per Share						(132,551)			(132,551)
Balance at July 25, 2021	542,536	$7,948	—	$—	$354,162	$6,743,701	$(317,528)	$5,448	$6,793,732

	Quarter Ended July 31, 2022
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
	Shares	Amount	Shares	Amount
Balance at May 1, 2022	546,053	$8,000	—	$—	$451,836	$7,100,730	$(221,164)	$5,812	$7,345,214
Net Earnings						218,915		(89)	218,826
Other Comprehensive Income (Loss)							(61,410)	(451)	(61,861)
Stock-based Compensation Expense					4,566				4,566
Exercise of Stock Options/Restricted Shares	103	2			2,870				2,872
Declared Cash Dividends – $0.2600 per Share						(142,668)			(142,668)
Balance at July 31, 2022	546,156	$8,001	—	$—	$459,272	$7,176,977	$(282,574)	$5,272	$7,366,948

	Nine Months Ended July 25, 2021
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
	Shares	Amount	Shares	Amount
Balance at October 25, 2020	539,887	$7,909	—	$—	$289,554	$6,523,335	$(395,250)	$4,778	$6,430,326
Net Earnings						627,101		290	627,390
Other Comprehensive Income (Loss)							77,722	381	78,103
Purchases of Common Stock			(217)	(9,653)					(9,653)
Stock-based Compensation Expense	38	1			20,313				20,313
Exercise of Stock Options/Restricted Shares	2,828	41			44,416				44,457
Shares Retired	(217)	(3)	217	9,653	(120)	(9,530)			—
Declared Cash Dividends – $0.7350 per Share						(397,204)			(397,204)
Balance at July 25, 2021	542,536	$7,948	—	$—	$354,162	$6,743,701	$(317,528)	$5,448	$6,793,732

	Nine Months Ended July 31, 2022
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
	Shares	Amount	Shares	Amount
Balance at October 31, 2021	542,412	$7,946	—	$—	$360,336	$6,881,870	$(277,269)	$5,478	$6,978,360
Net Earnings						720,103		112	720,215
Other Comprehensive Income (Loss)							(5,305)	(318)	(5,623)
Stock-based Compensation Expense	37	1			20,933				20,933
Exercise of Stock Options/Restricted Shares	3,706	54			78,003				78,058
Declared Cash Dividends – $0.7800 per Share						(424,996)			(424,996)
Balance at July 31, 2022	546,156	$8,001	—	$—	$459,272	$7,176,977	$(282,574)	$5,272	$7,366,948

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
In thousands
Unaudited

	Nine Months Ended
	July 31, 2022	July 25, 2021
Operating Activities
Net Earnings	$720,215	$627,390
Adjustments to Reconcile to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	191,568	162,490
Equity in Earnings of Affiliates	(19,951)	(37,722)
Distributions Received from Equity Method Investees	30,539	33,749
Provision for Deferred Income Taxes	71,427	2,375
Loss (Gain) on Property/Equipment Sales and Plant Facilities	5,098	1,596
Non-cash Investment Activities	13,610	(21,802)
Stock-based Compensation Expense	20,933	20,313
Changes in Operating Assets and Liabilities, Net of Acquisitions:
Decrease (Increase) in Accounts Receivable	96,674	(191,783)
Decrease (Increase) in Inventories	(311,312)	(202,217)
Decrease (Increase) in Prepaid Expenses and Other Current Assets	(3,666)	47,553
Increase (Decrease) in Pension and Post-retirement Benefits	(6,906)	3,629
Increase (Decrease) in Accounts Payable and Accrued Expenses	(84,384)	(30,187)
Increase (Decrease) in Net Income Taxes Payable	39,312	22,403
Net Cash Provided by (Used in) Operating Activities	763,157	437,786

Investing Activities
Net (Purchase) Sale of Securities	1,296	(1,304)
Acquisitions of Businesses/Intangibles	—	(3,396,246)
Purchases of Property and Equipment	(189,184)	(139,361)
Proceeds from Sales of Property and Equipment	1,044	1,910
Decrease (Increase) in Investments, Equity in Affiliates, and Other Assets	8,275	668
Proceeds from Company-owned Life Insurance	6,742	4,015
Net Cash Provided by (Used in) Investing Activities	(171,827)	(3,530,320)

Financing Activities
Proceeds from Long-term Debt	—	2,276,292
Repayments of Long-term Debt and Finance Leases	(6,498)	(256,535)
Dividends Paid on Common Stock	(415,923)	(390,206)
Share Repurchase	—	(9,653)
Proceeds from Exercise of Stock Options	77,958	44,007
Net Cash Provided by (Used in) Financing Activities	(344,463)	1,663,905

Effect of Exchange Rate Changes on Cash	(10,054)	5,683
Increase (Decrease) in Cash and Cash Equivalents	236,814	(1,422,946)
Cash and Cash Equivalents at Beginning of Year	613,530	1,714,309
Cash and Cash Equivalents at End of Quarter	$850,344	$291,363

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited consolidated financial statements of Hormel Foods Corporation (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include certain information and footnotes required by U.S. generally accepted accounting principles (GAAP) for comprehensive financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results and cash flows for the interim period are not necessarily indicative of the results that may be expected for the full year.

These statements should be reviewed in conjunction with the consolidated financial statements and associated notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2021. The significant accounting policies used in preparing these interim consolidated financial statements are consistent with those described in Note A - Summary of Significant Accounting Policies to the consolidated financial statements in the Form 10-K with the exception of new requirements adopted in the first quarter of fiscal 2022. The Company has determined there have been no material changes in the Company’s significant accounting policies, including estimates and assumptions, as disclosed in its Annual Report on Form 10-K for the fiscal year ended October 31, 2021.

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

Planters® is an iconic snack brand and this acquisition significantly expands the Company's presence, and should broaden the scope for future acquisitions, in the growing snacking space. Operating results for this acquisition have been included in the Company's Consolidated Statements of Operations from the date of acquisition and are reflected in the Grocery Products, Refrigerated Foods, and International & Other segments. The acquisition contributed $243.1 million and $753.9 million of net sales during the third quarter and nine months of fiscal 2022, respectively. The acquisition contributed $141.3 million of net sales during the comparable periods of fiscal 2021. As the acquisition has been integrated within the Company's existing operations, post-acquisition net earnings are not discernible.

Acquisition-related costs were $27.5 million and $30.3 million for the third quarter and nine months ended July 25, 2021, respectively, which are reflected in the Consolidated Statements of Operations as Selling, General and Administrative. Additional one-time adjustments related to the revaluation of acquired inventory of $12.9 million were recognized in the Consolidated Statements of Operations as Cost of Products Sold for the third quarter and nine months ended July 25, 2021. The combined impact of these one-time acquisition costs and accounting adjustments were $40.4 million and $43.2 million for the third quarter and nine months ended July 25, 2021, respectively.

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

	Quarter Ended	Nine Months Ended
in thousands	July 25, 2021	July 25, 2021
Pro Forma Net Sales	$2,981,630	$8,606,935
Pro Forma Net Earnings Attributable to Hormel Foods Corporation	215,983	704,143

The pro forma results include charges for depreciation and amortization of acquired assets and interest expense on debt issued to finance the acquisition, as well as the related income taxes. The pro forma results for the third quarter and nine months ended July 25, 2021 include an adjustment to add back the transaction costs incurred and revaluation of inventory acquired in those periods, along with the related income tax effects.

NOTE C - GOODWILL AND INTANGIBLE ASSETS

Goodwill: The change in the carrying amounts of goodwill for the nine months ended July 31, 2022 are:

in thousands	Grocery Products	Refrigerated Foods	Jennie-O Turkey Store	International & Other	Total
Balance at October 31, 2021	$2,398,354	$2,094,421	$176,628	$259,699	$4,929,102
Foreign Currency Translation	—	—	—	235	235
Balance at July 31, 2022	$2,398,354	$2,094,421	$176,628	$259,935	$4,929,337
Intangible Assets: The carrying amounts for indefinite-lived intangible assets are:

in thousands	July 31, 2022	October 31, 2021
Brands/Tradenames/Trademarks	$1,665,190	$1,665,190
Other Intangibles	184	184
Foreign Currency Translation	(6,318)	(6,646)
Total	$1,659,056	$1,658,728

The gross carrying amount and accumulated amortization for definite-lived intangible assets are:

	July 31, 2022		October 31, 2021
in thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer Lists/Relationships	$168,239	$(66,558)	$168,239	$(56,882)
Other Intangibles	59,241	(10,544)	60,241	(8,356)
Tradenames/Trademarks	10,536	(7,308)	10,536	(5,700)
Foreign Currency Translation	—	(4,426)	—	(4,534)
Total	$238,016	$(88,836)	$239,016	$(75,471)

Amortization expense was $4.8 million and $14.5 million for the quarter and nine months ended July 31, 2022, respectively, compared to $4.4 million and $12.3 million for the quarter and nine months ended July 25, 2021.

Estimated annual amortization expense for the five fiscal years after October 31, 2021, is as follows:

in thousands	Amortization Expense
2022	$19,244
2023	18,351
2024	16,352
2025	14,627
2026	14,170

NOTE D - INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES

The Company accounts for its majority-owned operations under the consolidation method. Investments in which the Company owns a minority interest and for which there are no other indicators of control are accounted for under the equity method. These investments, along with any related receivables from affiliates, are included in the Consolidated Condensed Statements of Financial Position as Investments In and Receivables From Affiliates.

Investments In and Receivables From Affiliates consist of:

in thousands	Segment	% Owned	July 31, 2022	October 31, 2021
MegaMex Foods, LLC	Grocery Products	50%	$188,746	$205,413
Other Joint Ventures	International & Other	Various (20-50%)	88,981	93,606
Total			$277,727	$299,019

Equity in Earnings of Affiliates consists of:

		Quarter Ended		Nine Months Ended
in thousands	Segment	July 31, 2022	July 25, 2021	July 31, 2022	July 25, 2021
MegaMex Foods, LLC	Grocery Products	$4,555	$7,529	$14,562	$29,625
Other Joint Ventures	International & Other	2,582	2,891	5,390	8,097
Total		$7,138	$10,420	$19,951	$37,722

For the quarter and nine months ended July 31, 2022, $0.0 million and $30.5 million of dividends were received from affiliates, compared to $11.2 million and $33.7 million of dividends received for the quarter and nine months ended July 25, 2021.

The Company recognized a basis difference of $21.3 million associated with the formation of MegaMex Foods, LLC, of which $10.4 million is remaining as of July 31, 2022. This difference is being amortized through Equity in Earnings of Affiliates.

NOTE E - INVENTORIES

Principal components of inventories are:

in thousands	July 31, 2022	October 31, 2021
Finished Products	$945,454	$725,115
Raw Materials and Work-in-Process	431,005	395,403
Operating Supplies	207,504	163,416
Maintenance Materials and Parts	95,216	85,264
Total	$1,679,179	$1,369,198

NOTE F - DERIVATIVES AND HEDGING

The Company uses hedging programs to manage price risk associated with commodity purchases and interest rates. These programs utilize futures, swaps, and options contracts to manage the Company’s exposure to market fluctuations. The Company has determined its designated hedging programs to be highly effective in offsetting the changes in fair value or cash flows generated by the items hedged. Effectiveness testing is performed on a quarterly basis to ascertain a high level of effectiveness for cash flow and fair value hedging programs. If the requirements of hedge accounting are no longer met, hedge accounting will be discontinued immediately and any future changes to fair value will be recorded directly through earnings.

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

Volume: The Company's outstanding contracts related to its commodity hedging programs include:

Volume
Commodity Contracts	July 31, 2022	October 31, 2021
Corn	34.9 million bushels	33.1 million bushels
Lean Hogs	165.0 million pounds	120.0 million pounds

Fair Value of Derivatives:  The fair values of the Company’s derivative instruments designated as hedges are:

		Gross Fair Value
in thousands	Location on Consolidated Condensed Statements of Financial Position	July 31, 2022	October 31, 2021
Derivatives Designated as Hedges:
Commodity Contracts(1)	Other Current Assets	$19,058	$21,798
Interest Rate Contracts	Interest and Dividends Payable	(17,473)	—
(1) Amounts represent the gross fair value of commodity derivative assets and liabilities. The Company nets the derivative assets and liabilities for each of its hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract. The amount or timing of cash collateral balances may impact the classification of the commodity derivative in the Consolidated Condensed Statements of Financial Position. The gross asset position as of July 31, 2022 is offset by the obligation to return net cash collateral of $4.8 million contained within the master netting arrangement. The gross asset position as of October 31, 2021 is offset by the obligation to return net cash collateral of $10.8 million. See Note I - Fair Value Measurements for a discussion of these net amounts as reported in the Consolidated Condensed Statements of Financial Position.

Fair Value Hedge - Assets (Liabilities): The carrying amount of the Company's fair value hedged assets (liabilities) are:

		Carrying Amount of Hedged Assets/(Liabilities)
in thousands	Location on Consolidated Condensed Statements of Financial Position	July 31, 2022	October 31, 2021
Fair Value Hedges:
Commodity Contracts	Accounts Payable(1)	$(2,126)	$3,432
Interest Rate Contracts	Long-term Debt - Less Current Maturities(2)	(432,527)	—
(1)  Represents the carrying amount of fair value hedged assets and liabilities which are offset by other assets included in master netting arrangements described above.
(2) Represents the carrying amount of the hedged portion of the "2024 Notes". As of July 31, 2022, a cumulative basis adjustment of $17.5 million has been included in the carrying amount.

Accumulated Other Comprehensive Loss Impact: As of July 31, 2022, the Company included in AOCL hedging gains (before tax) of $34.0 million on commodity contracts and $13.7 million related to interest rate settled positions. The Company expects to recognize the majority of the gains on commodity contracts over the next twelve months. Gains on interest rate contracts offset the hedged interest payments over the tenor of the debt instruments.

The effect of AOCL for gains or losses (before tax) related to the Company's derivative instruments are:

	Gain/(Loss) Recognized in AOCL (1)		Gain/(Loss) Reclassified from AOCL into Earnings (1)		Location on Consolidated Statements of Operations
	Quarter Ended		Quarter Ended
in thousands	July 31, 2022	July 25, 2021	July 31, 2022	July 25, 2021
Cash Flow Hedges:
Commodity Contracts	$(24,312)	$5,467	$21,216	$14,261	Cost of Products Sold
Excluded Component (2)	(576)	1,261	—	—
Interest Rate Contracts	—	(3,675)	247	152	Interest Expense

	Gain/(Loss) Recognized in AOCL (1)		Gain/(Loss) Reclassified from AOCL into Earnings (1)		Location on Consolidated Statements of Operations
	Nine Months Ended		Nine Months Ended
in thousands	July 31, 2022	July 25, 2021	July 31, 2022	July 25, 2021
Cash Flow Hedges:
Commodity Contracts	$46,299	$58,129	$40,231	$18,723	Cost of Products Sold
Excluded Component (2)	(4,020)	1,261	—	—
Interest Rate Contracts	—	14,864	741	152	Interest Expense
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

Consolidated Statements of Operations Impact: The effect on the Consolidated Statements of Operations for gains or losses (before tax) related to the Company's derivative instruments are:

	Consolidated Statements of Operations Impact
	Quarter Ended		Nine Months Ended
in thousands	July 31, 2022	July 25, 2021	July 31, 2022	July 25, 2021
Net Earnings Attributable to Hormel Foods Corporation	$218,915	$176,917	$720,103	$627,101

Cash Flow Hedges - Commodity Contracts
Gain (Loss) Reclassified from AOCL	21,216	14,261	38,561	18,723
Amortization of Excluded Component from Options	(1,145)	(1,543)	(3,089)	(1,543)
Gain (Loss) Due to Discontinuance of Cash Flow Hedges (1)	—	—	1,620	—

Fair Value Hedges - Commodity Contracts
Gain (Loss) on Commodity Futures (2)	(6,758)	(11,739)	(20,165)	(26,010)

Total Gain (Loss) on Commodity Contracts (3)	$13,313	$979	$16,927	$(8,830)

Cash Flow Hedges - Interest Rate Locks
Amortization of Gain on Interest Rate Locks	247	152	741	152

Fair Value Hedge - Interest Rate Swap
Gain (Loss) on Interest Rate Swap	(222)	—	1,270	—

Total Gain (Loss) on Interest Rate Contracts (4)	$25	$152	$2,011	$152

Total Gain (Loss) Recognized in Earnings	$13,338	$1,131	$18,938	$(8,678)

(1) During the second quarter of fiscal 2022, the Company discontinued hedge accounting on 0.6 million bushels of corn usage that was deemed no longer probable to occur.
(2)     Amounts represent gains or losses on commodity contracts designated as fair value hedges that were closed during the quarter and nine months ended July 31, 2022, which were offset by a corresponding gain or loss on the underlying hedged purchase commitment. Additional gains or losses related to changes in the fair value of open commodity contracts, along with the offsetting gain or loss on the hedged purchase commitment, are also marked-to-market through earnings with no impact on a net basis.
(3)    Total Gain (Loss) on Commodity Contracts is recognized in earnings through Cost of Products Sold.
(4)    Total Gain (Loss) on Interest Rate Contracts is recognized in earnings through Interest Expense.

NOTE G - PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic benefit cost for pension and other post-retirement benefit plans consists of:

	Pension Benefits
	Quarter Ended		Nine Months Ended
in thousands	July 31, 2022	July 25, 2021	July 31, 2022	July 25, 2021
Service Cost	$10,019	$9,107	$30,057	$27,321
Interest Cost	12,639	12,362	37,919	37,086
Expected Return on Plan Assets	(27,062)	(25,189)	(81,186)	(75,567)
Amortization of Prior Service Cost	(374)	(367)	(1,122)	(1,101)
Recognized Actuarial Loss	3,132	5,578	9,397	16,735
Net Periodic Cost	$(1,645)	$1,491	$(4,936)	$4,474

	Post-retirement Benefits
	Quarter Ended		Nine Months Ended
in thousands	July 31, 2022	July 25, 2021	July 31, 2022	July 25, 2021
Service Cost	$118	$131	$351	$392
Interest Cost	1,923	1,948	5,763	5,844
Amortization of Prior Service Cost	2	(164)	6	(492)
Recognized Actuarial Loss	610	495	1,829	1,486
Net Periodic Cost	$2,652	$2,410	$7,950	$7,230

Non-service cost components of net pension and postretirement benefit cost are presented within Interest and Investment Income on the Consolidated Statements of Operations.

NOTE H - ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of Accumulated Other Comprehensive Loss are:

in thousands	Foreign Currency Translation	Pension & Other Benefits		Derivatives & Hedging		Accumulated Other Comprehensive Loss
Balance at May 1, 2022	$(36,319)	$(256,073)		$71,228		$(221,164)
Unrecognized Gains (Losses)
Gross	(28,777)	(39)		(24,888)		(53,703)
Tax Effect	—	—		5,999		5,999
Reclassification into Net Earnings
Gross	—	3,370	(1)	(21,463)	(2)	(18,093)
Tax Effect	—	(827)		5,214		4,387
Net of Tax Amount	(28,777)	2,505		(35,138)		(61,410)
Balance at July 31, 2022	$(65,096)	$(253,568)		$36,090		$(282,574)

Balance at October 31, 2021	$(51,181)	$(261,211)		$35,123		$(277,269)
Unrecognized Gains (Losses)
Gross	(13,915)	12		42,279		28,377
Tax Effect	—	—		(10,285)		(10,285)
Reclassification into Net Earnings
Gross	—	10,110	(1)	(40,972)	(2)	(30,862)
Tax Effect	—	(2,480)		9,944		7,465
Net of Tax Amount	(13,915)	7,643		967		(5,305)
Balance at July 31, 2022	$(65,096)	$(253,568)		$36,090		$(282,574)

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis as of July 31, 2022, and October 31, 2021, and their level within the fair value hierarchy are presented in the table below.

	Fair Value Measurements at July 31, 2022
in thousands	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Cash and Cash Equivalents (1)	$850,344	$850,015	$328	$—
Short-term Marketable Securities (2)	18,314	9,395	8,919	—
Other Trading Securities (3)	190,962	—	190,962	—
Commodity Derivatives (4)	14,719	12,678	2,042	—
Total Assets at Fair Value	$1,074,339	$872,088	$202,251	$—
Liabilities at Fair Value
Deferred Compensation (3)	$60,977	$—	$60,977	$—
Interest Rate Derivatives (5)	17,473	—	17,473	—
Total Liabilities at Fair Value	$78,450	$—	$78,450	$—

	Fair Value Measurements at October 31, 2021
in thousands	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Cash and Cash Equivalents (1)	$613,530	$611,111	$2,419	$—
Short-term Marketable Securities (2)	21,162	8,790	12,372	—
Other Trading Securities (3)	203,020	—	203,020	—
Commodity Derivatives (4)	13,522	8,104	5,418	—
Total Assets at Fair Value	$851,234	$628,005	$223,229	$—
Liabilities at Fair Value
Deferred Compensation (3)	$70,466	$—	$70,466	$—
Total Liabilities at Fair Value	$70,466	$—	$70,466	$—

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

The rabbi trust is included in Other Assets and deferred compensation liabilities in Other Long-term Liabilities on the Consolidated Condensed Statements of Financial Position. Securities held by the rabbi trust are classified as trading securities. Unrealized gains and losses associated with these investments are included in the Company's earnings. During the quarter and nine months ended July 31, 2022, securities held by the rabbi trust generated losses of $0.1 million and $12.1 million, respectively, compared to gains of $1.5 million and $18.6 million for the quarter and nine months ended July 25, 2021.

(4)    The Company’s commodity derivatives represent futures, swaps, and options contracts used in its hedging or other programs to offset price fluctuations associated with purchases of corn and hogs, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers. The Company’s futures contracts for corn are traded on the Chicago Board of Trade, while futures contracts for lean hogs are traded on the Chicago Mercantile Exchange. These are active markets with quoted prices available, and these contracts are classified as Level 1. The Company’s corn futures option contracts are OTC instruments classified as Level 2 whose value is calculated using the Black-Scholes pricing model, corn future prices quoted from the Chicago Board of Trade, and other adjustments to inputs that are observable in active markets. All derivatives are reviewed for potential credit risk and risk of nonperformance. The net balance for each program is included in Other Current Assets or Accounts Payable, as appropriate, in the Consolidated Condensed Statements of Financial Position. As of July 31, 2022, the Company has recognized the obligation to return net cash collateral of $4.8 million from various counterparties (including cash of $24.9 million less $20.1 million of realized gain). As of October 31, 2021, the Company had recognized the obligation to return net cash collateral of $10.8 million from various counterparties (including cash of $45.6 million less $34.8 million of realized gain).

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

The Company’s financial assets and liabilities include accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value. The Company does not carry its long-term debt at fair value in its Consolidated Condensed Statements of Financial Position. The fair value of long-term debt, utilizing discounted cash flows (Level 2), was $3.0 billion as of July 31, 2022, and $3.3 billion as of October 31, 2021. See Note J - Long Term Debt and Other Borrowing Arrangements for additional information.

The Company measures certain nonfinancial assets and liabilities at fair value, which are recognized or disclosed on a nonrecurring basis (e.g. goodwill, intangible assets, and property, plant and equipment). During the quarter and nine months ended July 31, 2022, and July 25, 2021, there were no material remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

NOTE J - LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS
Long-term Debt consists of:

in thousands	July 31, 2022	October 31, 2021
Senior Unsecured Notes, with Interest at 3.050% Interest Due Semi-annually through June 2051 Maturity Date	$600,000	$600,000
Senior Unsecured Notes, with Interest at 1.800% Interest Due Semi-annually through June 2030 Maturity Date	1,000,000	1,000,000
Senior Unsecured Notes, with Interest at 1.700% Interest Due Semi-annually through June 2028 Maturity Date	750,000	750,000
Senior Unsecured Notes, with Interest at 0.650% Interest Due Semi-annually through June 2024 Maturity Date	950,000	950,000
Unamortized Discount on Senior Notes	(7,934)	(8,484)
Unamortized Debt Issuance Costs	(20,751)	(23,435)
Interest Rate Swap	(17,473)	—
Finance Lease Liabilities	46,723	52,999
Other Financing Arrangements	2,529	2,823
Total	$3,303,094	$3,323,903
Less: Current Maturities of Long-term Debt	8,807	8,756
Long-term Debt Less Current Maturities	$3,294,287	$3,315,147

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

Unsecured Revolving Credit Facility: On May 6, 2021, the Company entered into an unsecured revolving credit agreement with Wells Fargo Bank, National Association as administrative agent, swingline lender and issuing lender, U.S. Bank National Association, JPMorgan Chase Bank, N.A. and BofA Securities, Inc. as syndication agents and the lenders party thereto. In connection with entering the revolving credit agreement, the Company terminated its existing credit facility that was entered into on June 24, 2015. The revolving credit agreement provides for an unsecured revolving credit facility with an aggregate principal commitment amount at any time outstanding of up to $750.0 million with an uncommitted increase option of an additional $375.0 million upon the satisfaction of certain conditions. The unsecured revolving line of credit bears interest, at the Company’s election, at either a Base Rate plus margin of 0.0% to 0.150% or the Eurocurrency Rate plus margin of 0.575% to 1.150% and a variable fee of 0.050% to 0.100% is paid for the availability of this credit line. Extensions of credit under the facility may be made in the form of revolving loans, swingline loans and letters of credit. The lending commitments under the agreement are scheduled to expire on May 6, 2026, at which time the Company will be required to pay in full all obligations then outstanding. As of July 31, 2022, and October 31, 2021, the Company had no outstanding draws from this facility.

Debt Covenants: The Company is required by certain covenants in its debt agreements to maintain specified levels of financial ratios and financial position. As of July 31, 2022, the Company was in compliance with all of these covenants.

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

The Company's effective tax rate for the quarter and nine months ended July 31, 2022, was 24.5 percent and 21.8 percent compared to 13.3 percent and 18.9 percent for the corresponding periods a year ago. The higher effective tax rate in the current quarter is due primarily to the decrease in tax benefits from stock option exercises.

The amount of unrecognized tax benefits, including interest and penalties, is recorded in Other Long-term Liabilities. If recognized as of July 31, 2022, and July 25, 2021, $19.5 million and $24.5 million, respectively, would impact the Company’s effective tax rate. The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense. Interest and penalties included in income tax expense was immaterial for the quarter ended July 31, 2022, and July 25, 2021. The amount of accrued interest and penalties at July 31, 2022, and July 25, 2021, associated with unrecognized tax benefits was $4.8 million and $7.5 million, respectively.

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

Subsequent to the end of the quarter, the Inflation Reduction Act of 2022 was signed into law. This legislation includes provisions that provide tax incentives as well as impose a 15% minimum tax on certain corporations' book income and a 1% excise tax on certain stock repurchases. The Company is evaluating the effect these new laws, which will be effective in fiscal years 2023 and 2024, may have on our consolidated financial statements.

NOTE L - EARNINGS PER SHARE DATA

The reported net earnings attributable to the Company were used when computing basic and diluted earnings per share. The following table sets forth the shares used as the denominator for those computations:

	Quarter Ended		Nine Months Ended
in thousands	July 31, 2022	July 25, 2021	July 31, 2022	July 25, 2021
Basic Weighted-Average Shares Outstanding	546,077	541,746	544,486	540,618
Dilutive Potential Common Shares	4,090	6,326	4,891	7,066
Diluted Weighted-Average Shares Outstanding	550,167	548,072	549,377	547,684

Antidilutive Potential Common Shares	1,787	2,350	2,026	2,305

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

	Quarter Ended		Nine Months Ended
in thousands	July 31, 2022	July 25, 2021	July 31, 2022	July 25, 2021
Sales to Unaffiliated Customers
Grocery Products	$869,802	$698,584	$2,598,964	$1,904,415
Refrigerated Foods	1,660,257	1,624,641	4,932,070	4,445,099
Jennie-O Turkey Store	323,796	350,897	1,115,554	1,035,397
International & Other	180,559	189,548	528,743	546,528
Total	$3,034,414	$2,863,670	$9,175,331	$7,931,438

Intersegment Sales
Grocery Products	$—	$—	$—	$—
Refrigerated Foods	4,645	7,636	18,825	19,527
Jennie-O Turkey Store	66,803	30,581	167,256	89,715
International & Other	—	—	—	—
Total	71,449	38,217	186,080	109,242
Intersegment Elimination	(71,449)	(38,217)	(186,080)	(109,242)
Total	$—	$—	$—	$—

Net Sales
Grocery Products	$869,802	$698,584	$2,598,964	$1,904,415
Refrigerated Foods	1,664,902	1,632,277	4,950,895	4,464,626
Jennie-O Turkey Store	390,599	381,478	1,282,810	1,125,112
International & Other	180,559	189,548	528,743	546,528
Intersegment Elimination	(71,449)	(38,217)	(186,080)	(109,242)
Total	$3,034,414	$2,863,670	$9,175,331	$7,931,438

Segment Profit
Grocery Products	$76,478	$80,791	$265,263	$270,963
Refrigerated Foods	177,109	153,216	517,993	467,740
Jennie-O Turkey Store	37,433	5,874	142,969	45,514
International & Other	25,334	27,915	75,071	84,600
Total Segment Profit	316,354	267,796	1,001,295	868,817
Net Unallocated Expense	26,429	63,715	80,799	95,166
Noncontrolling Interest	(89)	157	112	290
Earnings Before Income Taxes	$289,836	$204,238	$920,608	$773,940

Revenue has been disaggregated into the categories below to show how sales channels affect the nature, amount, timing, and uncertainty of revenue and cash flows. Total revenue contributed by sales channel are:

	Quarter Ended		Nine Months Ended
in thousands	July 31, 2022	July 25, 2021	July 31, 2022	July 25, 2021
U.S. Retail	$1,866,971	$1,786,871	$5,771,835	$5,142,389
U.S. Foodservice	971,201	851,897	2,816,733	2,162,481
International	196,242	224,902	586,763	626,568
Total	$3,034,414	$2,863,670	$9,175,331	$7,931,438

Beginning in the first quarter of fiscal 2022, the Company updated its presentation of revenue disaggregation by sales channel, combining U.S. Deli and U.S. Retail as market conditions have evolved providing many similarities between the channels. The prior year presentation has been updated to conform to the current period presentation.

The Company’s products consist primarily of meat and other food products. Total revenue contributed by classes of similar products are:

	Quarter Ended		Nine Months Ended
in thousands	July 31, 2022	July 25, 2021	July 31, 2022	July 25, 2021
Perishable	$1,813,513	$1,610,378	$5,369,888	$4,440,347
Shelf-stable	649,853	670,446	1,914,496	1,761,883
Poultry	470,207	500,121	1,572,342	1,468,957
Miscellaneous	100,841	82,726	318,606	260,251
Total	$3,034,414	$2,863,670	$9,175,331	$7,931,438

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

The Company reported net earnings per diluted share of $0.40 for the third quarter of fiscal 2022, up 25 percent compared to last year. Significant factors impacting the quarter were:

•Net sales for the third quarter were a record, driven by the inclusion of the Planters® snack nuts business, growth from the Company's foodservice businesses, and strong demand across the nut butters, Mexican and simple meals portfolios in Grocery Products. Net sales also benefited from pricing actions across the portfolio.
•Segment profit for the quarter increased 18 percent. Strong results from Jennie-O Turkey Store, Refrigerated Foods, and the contribution from the Planters® snack nuts business were the key contributors to growth.
•Compared to the prior year, earnings before income taxes for the quarter increased 42 percent. Last year's results were impacted by one-time acquisition costs and accounting adjustments related to the acquisition of the Planters® snack nuts business of $40 million.
•Jennie-O Turkey Store segment profit increased significantly due to higher commodity prices and foodservice sales.
•Refrigerated Foods segment profit growth was driven by strong results from the value-added businesses, more than offsetting higher operational and logistics costs, and lower commodity profitability.

•International & Other segment profit declined for the quarter. Profit growth in China, due primarily to lower pork input costs, did not offset the impact of lower export sales.
•Grocery Products segment profit declined due to the impact from continued inflationary pressures and lower results from MegaMex.
•Year-to-date cash flow from operations was $763 million, up 74 percent compared to the prior year.
•Fourth quarter and full year comparisons will be to fiscal 2021 results which included an extra week in the fourth quarter.
•On August 9, 2022, the Company announced a new strategic operating model and will be transitioning to three operating segments – Retail, Foodservice and International. The Company will begin operating under the new model at the beginning of fiscal 2023 on October 31, 2022. Earnings will first be reported under this structure for the first quarter of fiscal 2023.

Consolidated Results

Volume, Net Sales, Earnings, and Diluted Earnings per Share

	Quarter Ended			Nine Months Ended
in thousands, except per share amounts	July 31, 2022	July 25, 2021	% Change	July 31, 2022	July 25, 2021	% Change
Volume (lbs.)	1,074,609	1,180,634	(9.0)	3,443,679	3,553,288	(3.1)
Organic Volume (1)	1,049,277	1,180,634	(11.1)	3,279,862	3,553,288	(7.7)
Net Sales	$3,034,414	$2,863,670	6.0	$9,175,331	$7,931,438	15.7
Organic Net Sales (1)	2,939,687	2,863,670	2.7	8,569,765	7,931,438	8.0
Earnings Before Income Taxes	289,836	204,238	41.9	920,608	773,940	19.0
Net Earnings Attributable to Hormel Foods Corporation	218,915	176,917	23.7	720,103	627,101	14.8
Diluted Earnings per Share	0.40	0.32	25.0	1.31	1.15	13.9
Adjusted Diluted Earnings Per Share (1)	0.40	0.39	2.6	1.31	1.21	8.3
(1)  See the "Non-GAAP Financial Measures" section below for a description of the Company's use of measures not defined by GAAP.

Net Sales

Record net sales for the third quarter and first nine months of the year were driven primarily by the inclusion of the Planters® snack nuts business and by growth from the Company's foodservice businesses. All segments have benefited from pricing actions taken during the first nine months of the year to offset inflationary pressures. The third quarter marked the seventh consecutive quarter of record sales.

Cost of Products Sold

	Quarter Ended			Nine Months Ended
in thousands	July 31, 2022	July 25, 2021	% Change	July 31, 2022	July 25, 2021	% Change
Cost of Products Sold	$2,528,364	$2,440,322	3.6	$7,577,062	$6,581,613	15.1

Cost of products sold for the third quarter and first nine months of fiscal 2022 increased due to inflationary pressures stemming from raw materials, packaging, freight, labor and many other inputs. The inclusion of the Planters® snack nuts business was also a driver of higher costs.

Costs are expected to remain elevated due to the continued impacts of broad-based inflation. In general, raw material input costs for pork, beef, turkey, chicken, and feed are anticipated to remain above historical levels.

Gross Profit

	Quarter Ended			Nine Months Ended
in thousands	July 31, 2022	July 25, 2021	% Change	July 31, 2022	July 25, 2021	% Change
Gross Profit	$506,049	$423,348	19.5	$1,598,269	$1,349,825	18.4
Percentage of Net Sales	16.7%	14.8%		17.4%	17.0%

Gross profit as a percentage of net sales for the third quarter and first nine months of fiscal 2022 increased due primarily to improved profitability from the Jennie-O Turkey Store segment, the inclusion of the Planters® snack nuts business, and pricing actions to help mitigate inflationary pressures across all segments. Gross profit as a percentage of net sales also benefited from the reduction of lower margin commodity sales resulting from the Company's new pork supply agreement.

Compared to the prior year, gross profit as a percentage of net sales for the third quarter increased for the Jennie-O Turkey Store, Refrigerated Foods, and International & Other segments while declining for Grocery Products. For the first nine months of fiscal 2022, gross profit as a percentage of net sales increased for the Jennie-O Turkey Store and International & Other segments, was flat for Refrigerated Foods and lower for Grocery Products.

Looking ahead to the fourth quarter of fiscal 2022, the Company expects gross profit as a percentage of net sales to improve sequentially compared to the third quarter of fiscal 2022. The net impact of input cost inflation poses the largest risk to this assumption.

Selling, General and Administrative (SG&A)

	Quarter Ended			Nine Months Ended
in thousands	July 31, 2022	July 25, 2021	% Change	July 31, 2022	July 25, 2021	% Change
SG&A	$222,147	$226,284	(1.8)	$672,777	$622,630	8.1
Percentage of Net Sales	7.3%	7.9%		7.3%	7.9%

For the third quarter, SG&A expenses declined as the comparable period last year included one-time acquisition-related costs associated with the Planters® snack nuts business. SG&A expenses for the first nine months increased due to the addition of the Planters® snack nuts business and higher marketing and advertising investments. As a percent of net sales, SG&A expenses declined for the first nine months, driven by record sales and disciplined cost management.

Advertising investments in the third quarter were $37 million compared to $31 million last year. For the first nine months of fiscal 2022, advertising investments increased $28 million, or 29 percent, compared to the prior year. The Company plans to continue to invest in its leading brands.

Equity in Earnings of Affiliates

	Quarter Ended			Nine Months Ended
in thousands	July 31, 2022	July 25, 2021	% Change	July 31, 2022	July 25, 2021	% Change
Equity in Earnings of Affiliates	$7,138	$10,420	(31.5)	$19,951	$37,722	(47.1)

Equity in earnings of affiliates for the third quarter and first nine months of fiscal 2022 decreased significantly due to lower results for MegaMex. MegaMex results have been negatively impacted by inflationary pressures, including significantly higher costs for avocados.

Effective Tax Rate

	Quarter Ended		Nine Months Ended
	July 31, 2022	July 25, 2021	July 31, 2022	July 25, 2021
Effective Tax Rate	24.5%	13.3%	21.8%	18.9%

The effective tax rate for the third quarter increased as last year's tax rate reflected stock option exercise benefits and a one-time foreign tax benefit. The effective tax rate for fiscal 2022 is expected to be between 20.5% and 22.5%. For further information, refer to Note K - Income Taxes.

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

	Quarter Ended			Nine Months Ended
in thousands	July 31, 2022	July 25, 2021	% Change	July 31, 2022	July 25, 2021	% Change
Net Sales
Grocery Products	$869,802	$698,584	24.5	$2,598,964	$1,904,415	36.5
Refrigerated Foods	1,660,257	1,624,641	2.2	4,932,070	4,445,099	11.0
Jennie-O Turkey Store	323,796	350,897	(7.7)	1,115,554	1,035,397	7.7
International & Other	180,559	189,548	(4.7)	528,743	546,528	(3.3)
Total	$3,034,414	$2,863,670	6.0	$9,175,331	$7,931,438	15.7

Segment Profit
Grocery Products	$76,478	$80,791	(5.3)	$265,263	$270,963	(2.1)
Refrigerated Foods	177,109	153,216	15.6	517,993	467,740	10.7
Jennie-O Turkey Store	37,433	5,874	537.3	142,969	45,514	214.1
International & Other	25,334	27,915	(9.2)	75,071	84,600	(11.3)
Total Segment Profit	316,354	267,796	18.1	1,001,295	868,817	15.2
Net Unallocated Expense	26,429	63,715	(58.5)	80,799	95,166	(15.1)
Noncontrolling Interest	(89)	157	(156.7)	112	290	(61.4)
Earnings Before Income Taxes	$289,836	$204,238	41.9	$920,608	$773,940	19.0

Grocery Products

	Quarter Ended			Nine Months Ended
in thousands	July 31, 2022	July 25, 2021	% Change	July 31, 2022	July 25, 2021	% Change
Volume (lbs.)	366,609	319,216	14.8	1,111,288	937,345	18.6
Net Sales	$869,802	$698,584	24.5	$2,598,964	$1,904,415	36.5
Segment Profit	76,478	80,791	(5.3)	265,263	270,963	(2.1)

Volume and sales for the third quarter increased significantly, led by strong demand across the nut butters, Mexican and simple meals portfolios, and from the inclusion of the Planters® snack nuts business. Organic net sales gains in the third quarter were led by products such as SKIPPY® spreads, WHOLLY® Guacamole, Hormel® chili, Dinty Moore® beef stew and Mary Kitchen® hash, in addition to strategic pricing actions. For the first nine months of fiscal 2022, sales increased primarily due to the inclusion of the Planters® snack nuts business.

Segment profit for the third quarter and first nine months of the year decreased, as the contribution from the Planters® snack nuts business and organic net sales growth was more than offset by inflationary pressures and lower results from MegaMex.

Looking to the fourth quarter, Grocery Products expects improved results compared to the third quarter of fiscal 2022 due to strong demand across the business and from pricing actions effective at the beginning of the fourth quarter. Risks to profitability include higher than anticipated elasticities impacting sales volumes and production challenges on key product lines.

Refrigerated Foods

	Quarter Ended			Nine Months Ended
in thousands	July 31, 2022	July 25, 2021	% Change	July 31, 2022	July 25, 2021	% Change
Volume (lbs.)	484,271	591,143	(18.1)	1,574,499	1,779,729	(11.5)
Net Sales	$1,660,257	$1,624,641	2.2	$4,932,070	$4,445,099	11.0
Segment Profit	177,109	153,216	15.6	517,993	467,740	10.7

For the third quarter, net sales increased due to continued strong results from the foodservice businesses, growth from many retail products, strategic pricing actions across the portfolio and the inclusion of the Planters® snack nuts business in the convenience channel. For the first nine months of fiscal 2022, net sales increased due to strong results from the foodservice businesses, strategic pricing actions across the portfolio, and from the inclusion of the Planters® snack nuts business. Consistent with the Company's long-term strategy to better align resources to value-added growth, the overall decline in volume for the third quarter and first nine months of fiscal 2022 was due primarily to lower commodity sales resulting from the Company's new pork supply agreement.

Segment profit growth during the third quarter was driven by strong results from the value-added businesses, more than offsetting higher operational and logistics costs, and lower commodity profitability. For the first nine months of fiscal 2022, segment profit growth was primarily driven by strong results from the foodservice businesses, more than offsetting higher operational and logistics costs.

For the fourth quarter, Refrigerated Foods expects profit to decline compared to the prior year as continued strength in the foodservice businesses and strong demand for its retail products are more than offset by higher raw material, operational and logistics costs.

Jennie-O Turkey Store

	Quarter Ended			Nine Months Ended
in thousands	July 31, 2022	July 25, 2021	% Change	July 31, 2022	July 25, 2021	% Change
Volume (lbs.)	149,931	187,220	(19.9)	540,039	583,413	(7.4)
Net Sales	$323,796	$350,897	(7.7)	$1,115,554	$1,035,397	7.7
Segment Profit	37,433	5,874	537.3	142,969	45,514	214.1

As anticipated, volume and net sales declined for the third quarter of fiscal 2022 as a result of the supply impacts on the Company's vertically integrated supply chain from highly pathogenic avian influenza (HPAI). For the quarter, foodservice and whole-bird sales increased due to favorable pricing, partially offsetting lower commodity and retail sales. For the first nine months of fiscal 2022, higher foodservice and whole-bird sales due to favorable pricing drove the overall sales increases.

For the third quarter and first nine months of the year, higher commodity prices and foodservice sales drove the substantial improvement in segment profit.

Jennie-O Turkey Store remains on pace to exceed profit expectations for the year, with significant profit growth in the fourth quarter. Sales volumes are projected to decline approximately 30 percent in the fourth quarter due to continued supply gaps in its vertically integrated supply chain and whole bird sales pulled forward into the third quarter. Risks to the outlook include a material impact to production and sales volumes from HPAI in the vertically integrated supply chain.

International & Other

	Quarter Ended			Nine Months Ended
in thousands	July 31, 2022	July 25, 2021	% Change	July 31, 2022	July 25, 2021	% Change
Volume (lbs.)	73,797	83,055	(11.1)	217,853	252,801	(13.8)
Net Sales	$180,559	$189,548	(4.7)	$528,743	$546,528	(3.3)
Segment Profit	25,334	27,915	(9.2)	75,071	84,600	(11.3)

Volume and sales declined during the third quarter as higher global sales of SPAM® luncheon meat and improved results in Brazil did not overcome an overall decline in export sales and lower sales in China. Export volumes declined as a result of current export logistics challenges and lower commodity sales due to the Company's new pork supply agreement. Sales in China were negatively affected by COVID-related restrictions and temporary plant shutdowns. Volume and sales declined during the first nine months of the year as a result of lower commodity sales due to the Company's new pork supply agreement and ongoing export logistics challenges.

Segment profit for the third quarter and first nine months of fiscal 2022 declined due in large part to lower results from the export business, which has been negatively impacted by logistics challenges and meaningfully higher freight expenses.

The International & Other segment anticipates growth in the fourth quarter driven by branded exports and improved profitability in China. Persistent shipping interruptions pose a risk to export sales and profit growth, while additional COVID-related restrictions in China could pressure in-country results.

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

	Quarter Ended		Nine Months Ended
in thousands	July 31, 2022	July 25, 2021	July 31, 2022	July 25, 2021
Net Unallocated Expense	$26,429	$63,715	$80,799	$95,166
Noncontrolling Interest	(89)	157	112	290

For the third quarter and first nine months of fiscal 2022, net unallocated expense decreased due to one-time acquisition costs and accounting adjustments of $40 million and $43 million, respectively, related to the acquisition of the Planters® snack nuts business in the prior year. Higher interest expense and lower investment income net of deferred compensation this year have been the primary drivers of higher expenses to-date.

Non-GAAP Financial Measures
The non-GAAP adjusted financial measure of adjusted diluted earnings per share is presented to provide investors with additional information to facilitate the comparison of past and present operations. Adjusted diluted earnings per share excludes the impact of the acquisition-related expenses and accounting adjustments related to the acquisition of the Planters® snack nuts business. The tax impact was calculated using the effective tax rate for the quarter in which the expenses and accounting adjustments were incurred.

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

The Company believes these non-GAAP financial measures provide useful information to investors because they are the measures used to evaluate performance on a comparable year-over-year basis. Non-GAAP measures are not intended to be a substitute for GAAP measures in analyzing financial performance. These non-GAAP measures are not in accordance with generally accepted accounting principles and may be different from non-GAAP measures used by other companies.

The tables below show the calculations to reconcile from the GAAP measures to the non-GAAP adjusted measures.

RECONCILIATION OF NON-GAAP MEASURES
In thousands, except per share amounts

ADJUSTED DILUTED EARNINGS PER SHARE (NON-GAAP)

	Quarter Ended
	July 31, 2022	July 25, 2021
	Reported GAAP	Reported GAAP	Acquisition Costs and Adjustments	Non-GAAP	Non-GAAP % Change
Net Sales	$3,034,414	$2,863,670	$—	$2,863,670	6.0
Cost of Products Sold	2,528,364	2,440,322	(12,900)	2,427,422	4.2
Gross Profit	506,049	423,348	12,900	436,248	16.0
Selling, General and Administrative	222,147	226,284	(27,462)	198,822	11.7
Equity in Earnings of Affiliates	7,138	10,420	—	10,420	(31.5)
Operating Income	291,040	207,484	40,362	247,846	17.4
Interest and Investment Income (Expense)	14,411	8,457	—	8,457	70.4
Interest Expense	15,615	11,703	—	11,703	33.4
Earnings Before Income Taxes	289,836	204,238	40,362	244,600	18.5
Provision for Income Taxes	71,010	27,164	5,368	32,532	118.3
Net Earnings	218,826	177,074	34,994	212,068	3.2
Less: Net Earnings Attributable to Noncontrolling Interest	(89)	157	—	157	(156.6)
Net Earnings Attributable to Hormel Foods Corporation	$218,915	$176,917	$34,994	$211,911	3.3

Diluted Net Earnings Per Share	$0.40	$0.32	$0.06	$0.39	2.6

	Nine Months Ended
	July 31, 2022	July 25, 2021
	Reported GAAP	Reported GAAP	Acquisition Costs and Adjustments	Non-GAAP	Non-GAAP % Change
Net Sales	$9,175,331	$7,931,438	$—	$7,931,438	15.7
Cost of Products Sold	7,577,062	6,581,613	(12,900)	6,568,713	15.4
Gross Profit	1,598,269	1,349,825	12,900	1,362,725	17.3
Selling, General and Administrative	672,777	622,630	(30,303)	592,327	13.6
Equity in Earnings of Affiliates	19,951	37,722	—	37,722	(47.1)
Operating Income	945,443	764,917	43,203	808,120	17.0
Interest and Investment Income (Expense)	20,078	36,740	—	36,740	(45.3)
Interest Expense	44,913	27,718	—	27,718	62.0
Earnings Before Income Taxes	920,608	773,940	43,203	817,143	12.7
Provision for Income Taxes	200,393	146,549	5,975	152,524	31.4
Net Earnings	720,215	627,390	37,228	664,618	8.4
Less: Net Earnings Attributable to Noncontrolling Interest	112	290	—	290	(61.4)
Net Earnings Attributable to Hormel Foods Corporation	$720,103	$627,101	$37,228	$664,329	8.4

Diluted Net Earnings Per Share	$1.31	$1.15	$0.06	$1.21	8.3

ORGANIC VOLUME AND NET SALES (NON-GAAP)

	Quarter Ended
	July 31, 2022			July 25, 2021
	Reported GAAP	Acquisitions	Organic (Non-GAAP)	Reported GAAP	Organic % Change
Volume (lbs.)
Grocery Products	366,609	(20,825)	345,785	319,216	8.3
Refrigerated Foods	484,271	(3,946)	480,325	591,143	(18.7)
Jennie-O Turkey Store	149,931	—	149,931	187,220	(19.9)
International & Other	73,797	(561)	73,236	83,055	(11.8)
Total Volume	1,074,609	(25,332)	1,049,277	1,180,634	(11.1)

Net Sales
Grocery Products	$869,802	$(78,202)	$791,600	$698,584	13.3
Refrigerated Foods	1,660,257	(14,968)	1,645,289	1,624,641	1.3
Jennie-O Turkey Store	323,796	—	323,796	350,897	(7.7)
International & Other	180,559	(1,557)	179,002	189,548	(5.6)
Total Net Sales	$3,034,414	$(94,727)	$2,939,687	$2,863,670	2.7

	Nine Months Ended
	July 31, 2022			July 25, 2021
	Reported GAAP	Acquisitions	Organic (Non-GAAP)	Reported GAAP	Organic % Change
Volume (lbs.)
Grocery Products	1,111,288	(138,187)	973,101	937,345	3.8
Refrigerated Foods	1,574,499	(22,128)	1,552,372	1,779,729	(12.8)
Jennie-O Turkey Store	540,039	—	540,039	583,413	(7.4)
International & Other	217,853	(3,503)	214,350	252,801	(15.2)
Total Volume	3,443,679	(163,817)	3,279,862	3,553,288	(7.7)

Net Sales
Grocery Products	$2,598,964	$(514,709)	$2,084,256	$1,904,415	9.4
Refrigerated Foods	4,932,070	(80,980)	4,851,090	4,445,099	9.1
Jennie-O Turkey Store	1,115,554	—	1,115,554	1,035,397	7.7
International & Other	528,743	(9,877)	518,865	546,528	(5.1)
Total Net Sales	$9,175,331	$(605,565)	$8,569,765	$7,931,438	8.0

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

Cash Flow Highlights

	Nine Months Ended
in millions	July 31, 2022	July 25, 2021
Cash and Cash Equivalents	$850	$291
Cash Provided by (Used in) Operating Activities	763	438
Cash Provided by (Used in) Investing Activities	(172)	(3,530)
Cash Provided by (Used in) Financing Activities	(344)	1,664

Cash and cash equivalents increased $237 million in the nine months ended July 31, 2022 as cash from operating activities was sufficient to cover dividend payments and capital expenditures. The use of cash to fund the acquisition of the Planters® snack nuts business was the primary driver of the decline in cash and cash equivalents in the prior year. Additional details related to significant drivers of cash flows are provided below.

Cash Provided by (Used in) Operating Activities
•Cash flows from operating activities benefited from earnings, while changes in operating assets and liabilities during the nine months ended July 31, 2022 were overall unfavorable.
–Inventory increased $311 million compared to $202 million in the prior year. The higher inventory value in fiscal 2022 was primarily due to a recovery in inventory volumes and sustained higher raw material costs. The increase in inventory levels during fiscal 2021 was the result of inflation in raw materials and supplies along with the additional inventory activity for the Planters® snack nuts business since its acquisition.
–Accounts receivable declined $97 million in the nine months ended July 31, 2022 as a result of the timing of sales and collections. In comparison, accounts receivable rose $192 million in the nine months ended July 25, 2021 with the additional accounts receivable activity for the Planters® snack nuts business since its acquisition.
–Accounts payable and accrued expenses decreased $84 million and $30 million in the nine months ended July 31, 2022 and July 25, 2021, respectively, primarily due to the timing of invoice payments.

Cash Provided by (Used in) Investing Activities
•Capital expenditures were $189 million and $139 million in the nine months ended July 31, 2022 and July 25, 2021, respectively. The Company's target for capital expenditures for fiscal 2022 is $310 million. The largest spend in both years was related to capacity expansion in Omaha, Nebraska. Additional projects include a new production line for the SPAM® family of products in Dubuque, Iowa in fiscal 2022 and Project Orion in fiscal 2021. For the remainder of the fiscal year, the Company will prioritize projects which increase value added production capacity, improve infrastructure, drive cost savings and leverage automation.
•In the nine months ended July 25, 2021, the Company acquired the Planters® snack nuts business for $3.4 billion. See Note B - Acquisitions and Divestitures for more information.

Cash Provided by (Used in) Financing Activities
•Cash dividends paid to the Company’s shareholders continue to be an ongoing financing activity for the Company with payments totaling $416 million in the nine months ended July 31, 2022 compared to $390 million in the comparable period of fiscal 2021. For fiscal 2022, the annual dividend rate was increased 6 percent to $1.04 per share, representing the 56th consecutive annual dividend increase. The Company has paid dividends for 376 consecutive quarters.
•Proceeds from exercise of stock options was $78 million in the nine months ended July 31, 2022 compared to $44 million in the comparable period of fiscal 2021. The increase in proceeds was caused by the number of options exercised with 3.7 million shares issued during fiscal 2022 compared to 2.8 million shares during fiscal 2021.
•The Company issued unsecured senior notes in an aggregate principal amount of $2.3 billion to fund the acquisition of the Planters® snack nuts business in the nine months ended July 25, 2021. See Note J - Long-term Debt and Other Borrowing Arrangements for more information.
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

The Company is required by certain covenants in its debt agreements to maintain specified levels of financial ratios and financial position. As of July 31, 2022, the Company was in compliance with all of these debt covenants and expects to maintain this compliance.

Trademarks

References to the Company’s brands or products in italics within this report represent valuable trademarks owned or licensed by Hormel Foods, LLC or other subsidiaries of Hormel Foods Corporation.

CRITICAL ACCOUNTING ESTIMATES

This discussion and analysis of financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates, judgments, and assumptions that can have a meaningful effect on the reporting of consolidated financial statements. The significant accounting policies used in preparing these Consolidated Financial Statements are consistent with those described in Note A - Summary of Significant Accounting Policies to the Consolidated Financial Statements in the Form 10-K with the exception of new requirements adopted in the first quarter of fiscal 2022.

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

In connection with the “safe harbor” provisions of the Reform Act, the Company is identifying risk factors that could affect financial performance and cause the Company’s actual results to differ materially from opinions or statements expressed with respect to future periods. The discussions of risk factors in the Company's most recent Annual Report on Form 10-K and in Part II, Item 1A of this Quarterly Report on Form 10-Q contain certain cautionary statements regarding the Company’s business, which should be considered by investors and others. Such risk factors should be considered in conjunction with any discussions of operations or results by the Company or its representatives, including any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors, or other communications by the Company.

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

Commodity Price Risk: The Company is subject to commodity price risk primarily through grain and live hog markets. To reduce these exposures and offset the fluctuations caused by changes in market conditions, the Company employs hedging programs. These programs utilize futures, swaps, and options and are accounted for as cash flow hedges. The fair value of the Company’s cash flow commodity contracts as of July 31, 2022, was $26.9 million compared to $25.2 million as of October 31, 2021. The Company measures its market risk exposure on its cash flow commodity contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices. A 10 percent decrease in the market price would have negatively impacted the fair value of the Company's cash flow commodity contracts as of July 31, 2022, by $29.3 million, which in turn would lower the Company's future cost on purchased commodities by a similar amount.

Interest Rate Risk: The Company is subject to interest rate risk primarily from changes in fair value of long-term fixed rate debt. As of July 31, 2022, the Company’s long-term debt had a fair value of $3.0 billion compared to $3.3 billion as of October 31, 2021. The Company measures its market risk exposure of long-term fixed rate debt using a sensitivity analysis, which considers a 10 percent change in interest rates. A 10 percent decrease in interest rates would have positively impacted the fair value of the Company’s long-term debt as of July 31, 2022, by $80.1 million. A 10 percent increase would have negatively impacted the long-term debt by $75.5 million.

To reduce the risk of changes in fair value of long-term debt, the Company has entered into an interest rate swap on a portion of the debt that receives a fixed rate and pays a floating rate. The notional amount of the Company's interest rate swap is $450.0 million. The Company measures its market risk exposure on interest rate contracts using sensitivity analysis, which considers a hypothetical change of 25 basis points in the underlying benchmark interest rate. An increase of 25 basis points would have negatively impacted the fair value of the Company's interest rate swap by $1.8 million, while a decrease of 25 basis points would have positively impacted the value by a similar amount.

Foreign Currency Exchange Rate Risk: The fair values of certain Company assets are subject to fluctuations in foreign currency exchange rates. The Company's net asset position in foreign currencies as of July 31, 2022 was $667.1 million, compared to $657.2 million as of October 31, 2021, with most of the exposure existing in Chinese yuan and Brazilian real. The Company currently does not use market risk sensitive instruments to manage this risk.

Investment Risk: The Company has corporate-owned life insurance policies classified as trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans. As of July 31, 2022, the balance of these securities totaled $191.0 million compared to $203.0 million as of October 31, 2021. The rabbi trust is invested primarily in fixed income funds. The Company is subject to market risk due to fluctuations in the value of the remaining investments as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis. A 10 percent decline in the value of the investments not held in fixed income funds would have a negative impact to the Company’s pretax earnings of approximately $8.1 million, while a 10 percent increase in value would have a positive impact of the same amount.

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

(b)    Internal Controls.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the third quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Deterioration of labor relations, labor availability or increases in labor costs could harm the Company’s business. As of July 31, 2022, the Company employed more than 20,000 people worldwide, of which approximately 20 percent were represented by labor unions, principally the United Food and Commercial Workers Union. A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities or co-manufacturing facilities resulting in work slowdowns or stoppages could harm the Company’s financial results. Labor and skilled labor availability challenges could continue to have an adverse effect on the Company's business. All union contracts are currently effective with none set to expire during the remainder of fiscal 2022.

The Bakery, Confectionery, Tobacco Workers and Grain Millers' International Union represents approximately 50 workers at the Company's Fresno, California, manufacturing facility who were hired as a result of the Company's acquisition of the Corn Nuts® brand. Discussions for a first labor contract have been on-going since the acquisition. Subsequent to the end of the third quarter, the union called a strike resulting in a work stoppage at the facility. To date, the Company has continued to operate the facility at reduced capacity during the strike and will continue to work toward a labor contract and resolution of the strike.

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

HPAI was detected within the United States in 2022 and was confirmed within the Company's Jennie-O Turkey Store supply chain. The impact of HPAI has reduced and will continue to reduce production volume in the Company's turkey facilities at least through the first quarter of fiscal 2023. The Company is continuing to monitor the situation and will take the appropriate actions to protect the health of the turkeys across the supply chain.

The Company has developed business continuity plans for various disease scenarios and will continue to update these plans as necessary. There can be no assurance given, however, that these plans will be effective in eliminating the negative effects of any such diseases on the Company’s operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuer purchases of equity securities in the quarter ended July 31, 2022. The maximum number of shares that may yet be purchased under the plans or programs as of July 31, 2022 is 3,987,494. On January 29, 2013, the Company's Board of Directors authorized the repurchase of 10,000,000 shares of its common stock with no expiration date. On January 26, 2016, the Board of Directors approved a two-for-one split of the Company’s common stock to be effective January 27, 2016. As part of the stock split resolution, the number of shares remaining to be repurchased was adjusted proportionately.

Item 6. EXHIBITS

31.1	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2022, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Condensed Statements of Financial Position, (iv) Consolidated Statements of Changes in Shareholders' Investment, (v) Consolidated Condensed Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2022, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORMEL FOODS CORPORATION
(Registrant)

Date: September 1, 2022	By	/s/ JACINTH C. SMILEY
JACINTH C. SMILEY
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: September 1, 2022	By	/s/ PAUL R. KUEHNEMAN
PAUL R. KUEHNEMAN
Vice President and Controller
(Principal Accounting Officer)