Form 10-K
period 2022-10-30
HORMEL FOODS CORP /DE/
filed 2022-12-06
CIK 48465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 30, 2022
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of May 1, 2022, was $15,095,914,678 based on the closing price of $52.39 on the last business day of the registrant’s most recently completed second fiscal quarter.
As of December 4, 2022, the number of shares outstanding of each of the registrant’s classes of common stock was as follows:
Common Stock, $0.01465 Par Value – 546,424,194 shares
Common Stock Non-Voting, $0.01 Par Value – 0 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held January 31, 2023, are incorporated by reference into Part III, Items 10-14. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

HORMEL FOODS CORPORATION

PART I

Item 1.  BUSINESS

General Development of Business

Hormel Foods Corporation, a Delaware corporation (collectively, the "Company", "we," "us,", "our"), was founded by George A. Hormel in 1891 in Austin, Minnesota, as Geo. A. Hormel & Company. The Company started as a processor of meat and food products and continues in this line of business with emphasis on the manufacturing and distribution of branded, value-added consumer items rather than commodity fresh meat products. The Company builds on its founder's legacy of innovation, quality, and integrity with focus on its purpose statement - Inspired People. Inspired Food.™ Today, the Company is a global branded food company bringing some of the most trusted and iconic brands to tables across the globe with over $12 billion in annual revenue in more than 80 countries.

The Company has continually expanded its product portfolio through organic growth and acquisitions. In fiscal 2021, the Company acquired the Planters® snack nuts business, expanding the Company's presence in the growing snacking space. Refer to Note B - Acquisitions and Divestitures for additional information.

Description of Business

Segments
The Company manages and reports its operating results in the following four segments: Grocery Products, Refrigerated Foods, Jennie-O Turkey Store, and International & Other. Net sales to unaffiliated customers, segment profit, and the presentation of certain other financial information by segment are reported in Note P - Segment Reporting of the Notes to Consolidated Financial Statements and in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

Grocery Products: The Grocery Products segment primarily consists of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market, along with the sale of nutritional and private label shelf-stable products to retail, foodservice, and industrial customers. This segment also includes the results from the Company’s MegaMex Foods, LLC (MegaMex) joint venture.

Refrigerated Foods: The Refrigerated Foods segment includes the processing, marketing, and sale of branded and unbranded pork, beef, and poultry products for retail, foodservice, deli, convenience store, and commercial customers.

Jennie-O Turkey Store: The Jennie-O Turkey Store segment primarily consists of the processing, marketing, and sale of branded and unbranded turkey products for retail, foodservice, and commercial customers.

International & Other: The International & Other segment includes Hormel Foods International, which manufactures, markets, and sells Company products internationally. This segment also includes the results from the Company’s international royalty arrangements and other joint ventures.

During the fourth quarter of fiscal 2022, the Company announced a new strategic operating model, which aligns its businesses to be more agile, consumer and customer focused, and market driven. Effective in fiscal 2023, the Company will transition to this new model with the following three operating and reportable segments: Retail, Foodservice, and International. Prior period results will be reclassified to reflect these new reportable segments.

Products and Distribution
The Company develops, processes, and distributes a wide array of food products in a variety of markets and manufactures its products through various processing facilities and trusted co-manufacturers. The Company’s products primarily consist of meat, nuts, and other food products sold across multiple distribution channels, such as U.S. Retail, U.S. Foodservice, and International.

Domestically, the Company sells its products in all 50 states. The Company’s products are sold through its sales personnel, who operate in assigned territories or in dedicated teams serving major customers and who are coordinated from sales offices predominately located in major U.S. cities. The Company also utilizes independent brokers and distributors. Products are primarily distributed by common carrier.

Internationally, the Company markets its products through Hormel Foods International Corporation (HFIC), a wholly-owned subsidiary. HFIC has a global presence within several major international markets, including Australia, Brazil, Canada, China, England, Japan, Mexico, Micronesia, the Philippines, Singapore, and South Korea. Distribution of export sales to customers is by common carrier, while the China and Brazil operations own and operate their own delivery systems. The Company, through HFIC, has licensed companies to manufacture various products internationally on a royalty basis, with the primary licensees being Danish Crown UK Ltd., and CJ CheilJedang Corporation. HFIC also has a minority position in a food company in the Philippines (The Purefoods-Hormel Company, Inc., 40 percent holding).

Raw Materials
The Company concentrates on the marketing and sale of branded, value-added food products. The principal raw materials used by the Company include pork, turkey, beef, chicken, and nuts. The Company takes a balanced approach to sourcing pork raw materials, including hogs purchased for the Austin, Minnesota processing facility, long-term supply agreements for pork, and spot market purchases of pork. The majority of the turkeys needed to meet raw material requirements are raised by the Company. Production costs from raising turkeys are subject to fluctuations in grain prices and fuel costs. To manage these risks, the Company uses futures, swaps, and options contracts to hedge a portion of its anticipated purchases.

The Company also purchases raw materials from various suppliers. As the Company shifts its focus toward a more value-added portfolio, it has become increasingly dependent on these suppliers to meet its raw material needs. Certain raw materials, such as cashews, are sourced internationally, which may cause additional risks to pricing and availability. The Company utilizes supply contracts and forward buying strategies to ensure an adequate supply and mitigate price fluctuations.

Human Capital
The Company’s employees are the driving force behind innovation, improvement, and success. As of October 30, 2022, the Company had more than 20,000 active employees, with over 90 percent located within the U.S. Approximately 20 percent of employees are covered by collective bargaining agreements.

Talent Acquisition, Development, and Retention
Hormel’s team members are the cornerstone of the Company and of the fulfillment of its purpose — Inspired People. Inspired Food.™ The Company places great importance on the growth, development, and engagement of its team members. The Company offers a competitive compensation package and a multitude of benefits, including medical, life and disability insurance, contributory and non-contributory retirement savings plans, tuition reimbursement, and two years of tuition-free community and technical college for U.S. employees’ dependent children.

The Company believes investing in the education, training, and development of employees contributes to the overall success of the business. The Company provides learning opportunities for employees through various training courses, including instructor-led internal and external programs and on-the-job training.

The Company considers the tenure of its team members to be an important indicator of overall performance and is proud of its tenure figures. As of October 30, 2022, approximately 50 percent of the Company's team members had five or more years of service, and the 37-person officer team had an average of 25 years of service.

During fiscal 2022, the Company faced productivity challenges related to high turnover and the need to train new team members at its manufacturing facilities. Overall, the turnover rate was 11 percent for salaried team members and 44 percent for hourly team members. The Company is focused on onboarding and training new team members and creating a best-in-class experience throughout the organization.

Diversity, Equity, and Inclusion
The Company welcomes the diversity of all team members, customers, and consumers, and encourages the integration of their unique skills, thoughts, experiences, and identities. The Company’s workforce is made up of approximately 40 percent female and over 55 percent underrepresented minorities. The Company’s salaried employees are made up of over 30 percent female and approximately 20 percent underrepresented minorities. By fostering an inclusive culture, the Company enables every member of the workforce to leverage unique talents and high performance standards to drive innovation and success.

Executives of the Company are held accountable for creating an inclusive, diverse workplace through their annual incentive plan, which includes a component focused on overall belonging scores and the representation of female and underrepresented minorities in salaried positions.

The Company supports eleven employee resource groups (ERGs) that support the Company’s mission to create a workplace where all people feel welcomed, respected, and valued. These employee-driven groups play a critical role in diversity, equity, and inclusion efforts and provide professional development and mentorship opportunities.

Safety, Health, and Wellness
The Company’s dedicated corporate safety department develops and administers company-wide policies to ensure the safety of each employee and compliance with Occupational Safety and Health Administration standards. The corporate safety department also conducts regular audits of production facilities to ensure compliance with Company safety policies. The Company conducts safety training for all team members and completes approximately 1,000 safety assessments each month.

The Company recognizes that team members perform best when they are healthy and that optimal performance is necessary for the Company to achieve its key results. In addition to the health care benefits package, the Company’s Inspired Health program aims to cultivate and maintain a culture of health and wellness that is focused on encouraging and empowering team members to make healthy lifestyle choices through awareness, prevention, and positive health behavior changes. This program includes biometric screenings, on-site fitness centers and fitness center discounts, an online health university with robust information and resources, a tobacco cessation program, wellness challenges, and confidential health and wellness support.

Governmental Regulation and Environmental Matters
The Company’s operations are subject to regulation by various governmental agencies which oversee areas such as food safety, workforce immigration, environmental laws, animal welfare, tax regulations, and the processing, packaging, storage, distribution, advertising, and labeling of the Company’s products. The Company believes it is in compliance with current laws and regulations and does not expect continued compliance to have a material impact on capital expenditures, earnings, or competitive position. The Company continues to monitor existing and pending laws and regulations and, while the impact of regulatory changes cannot be predicted with certainty, the Company does not expect compliance to have a material adverse effect on the Company's business. In addition to compliance with environmental laws and regulations, the Company sets goals to further improve its sustainability efforts and reduce its environmental impact. These goals are outlined in the Company’s 20 by 30 Challenge and include matching energy with renewable sourcing, reducing organic waste and greenhouse gas emissions, supporting regenerative agriculture, focusing on packaging sustainability, and reducing food waste.

Significant Customers
The Company serves many customers throughout the world across various sales channels. Sales to the Company's largest customer, Walmart Inc. (Walmart), accounted for approximately 16 percent of consolidated gross sales less returns and allowances during fiscal 2022. Walmart is a customer in all four reportable segments. The Company's top five customers collectively represent approximately 36 percent of consolidated gross sales less returns and allowances. The loss of one or more of the top customers in any of the reportable segments could have a material adverse effect upon such segment's financial results.

Competition
The production and sale of meat and food products in the U.S. and internationally is highly competitive. The Company competes with manufacturers of pork and turkey products as well as national and regional producers of other meat and protein sources, such as beef, chicken, fish, nuts, and plant-based proteins.

All operating segments compete on the basis of price, product quality and attributes, brand identification, breadth of product line, and customer service. Through effective marketing and strong quality assurance programs, the Company’s strategy is to provide high quality products that possess strong brand recognition, which support higher value perceptions with customers.

Patents and Trademarks
There are numerous patents and trademarks important to the Company’s business. The Company holds 41 U.S. and seven foreign patents. Most of the trademarks the Company uses are registered in the U.S. and other countries. Some of the more significant owned or licensed trademarks used by the Company or its affiliates are:

HORMEL, ALWAYS TENDER, APPLEGATE, AUSTIN BLUES, BACON 1, BLACK LABEL, BREAD READY, BURKE, CAFÉ H, CERATTI, CHI-CHI’S, COLUMBUS, COMPLEATS, CORN NUTS, CURE 81, DAN’S PRIZE, DI LUSSO, DINTY MOORE, DON MIGUEL, DOÑA MARIA, EMBASA, FAST ‘N EASY, FIRE BRAISED, FONTANINI, HAPPY LITTLE PLANTS, HERDEZ, HORMEL GATHERINGS, HORMEL VITAL CUISINE, HOUSE OF TSANG, JENNIE-O, JUSTIN’S, LA VICTORIA, LAYOUT, LLOYD’S, MARY KITCHEN, NATURAL CHOICE, NUT-RITION, OLD SMOKEHOUSE, OVEN READY, PILLOW PACK, PLANTERS, ROSA GRANDE, SADLER'S SMOKEHOUSE, SKIPPY, SPAM, SPECIAL RECIPE, THICK & EASY, VALLEY FRESH, and WHOLLY.

The Company’s patents expire after a term that is typically 20 years from the date of filing, with earlier expiration possible based on the Company’s decision whether to pay required maintenance fees. As long as the Company continues to use its trademarks, they are renewed indefinitely.

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

The Private Securities Litigation Reform Act of 1995 (the Reform Act) provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information. The Company is filing this cautionary statement in connection with the Reform Act. When used in the Company’s Annual Report to Stockholders, other filings by the Company with the SEC, the Company's press releases, and oral statements made by the Company's representatives, the words or phrases "should result," "believe," "intend," "plan," "are expected to," "targeted," "will continue," "will approximate," "is anticipated," "estimate," "project," or similar expressions are intended to identify forward-looking statements within the meaning of the Reform Act. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those anticipated or projected.

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

The Company cautions readers not to place undue reliance on forward-looking statements, which represent current views as of the date made. Forward-looking statements are inherently at risk to changes in the national and worldwide economic environment, which could include, among other things, risks related to the deterioration of economic conditions; the COVID-19 pandemic; risks associated with acquisitions and divestitures; potential disruption of operations including at co-manufacturers, suppliers, logistics providers, customers, or other third-party service providers; risk of loss of a material contract; the Company’s inability to protect information technology systems against, or effectively respond to, cyber attacks or security breaches; deterioration of labor relations, labor availability or increases to labor costs; general risks of the food industry, including food contamination; outbreaks of disease among livestock and poultry flocks; fluctuations in commodity prices and availability of raw materials and other inputs; fluctuations in market demand for the Company’s products; damage to the Company's reputation or brand image; climate change, or legal, regulatory, or market measures to address climate change; risks of litigation; potential sanctions and compliance costs arising from government regulation; compliance with stringent environmental regulations and potential environmental litigation; and risks arising from the Company’s foreign operations.

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

Volatility in financial markets and the deterioration of national and global economic conditions could impact the Company’s operations as follows:
▪The financial stability of the Company's customers and suppliers may be compromised, which could result in additional bad debts or non-performance by suppliers.
▪The value of the Company's investments in debt and equity securities may decline, including most significantly the trading securities held as part of a rabbi trust to fund supplemental executive retirement plans and deferred income plans, and the Company’s assets held in pension plans.
▪Future volatility or disruption in the capital and credit markets could impair the Company's liquidity or increase costs of borrowing.

▪The Company may be required to redirect cash flow from operations or explore alternative strategies, such as disposing of assets, to fulfill the payment of principal and interest on its indebtedness.

The Company has no operations in Russia or Ukraine, yet it has experienced inflated fuel costs and supply chain shortages and delays due to the impact of the military conflict on the global economy. Further escalation related to the conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, additional supply chain disruptions, rising prices for oil and other commodities, volatility in capital markets and foreign exchange rates, rising interest rates or heightened cybersecurity risks, any of which may adversely affect the Company's business. In addition, the effects of the ongoing conflict could heighten many of the other risk factors included in Item 1A.

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

The Company's goodwill and indefinite lived intangible assets are initially recorded at fair value and are not amortized, but are reviewed for impairment annually or more frequently if impairment indicators arise. Impairment testing requires judgment around estimates and assumptions and is impacted by factors such as revenue growth rates, operating margins, tax rates, royalty rates, and discount rates. An unfavorable change in these factors may lead to the impairment of goodwill and/or intangible assets.

Additionally, if another highly pathogenic human disease outbreak developed, it may negatively impact the global economy, demand for Company products, and/or the Company’s workforce availability, and the Company’s financial results could suffer. The Company has developed contingency plans to address infectious disease scenarios and the potential impact on its operations, and will continue to update these plans as necessary. There can be no assurance given, however, that these plans will be effective in eliminating the negative effects of any such diseases on the Company’s operating results.

The COVID-19 pandemic could adversely affect the Company’s business, financial condition and results of operations. The COVID-19 global pandemic has had, and may continue to have, negative impacts across many of the Company's business units and facilities. The near- and long-term impacts of COVID-19 are unknown and impossible to predict with any level of certainty. The following potential risk factors arising from the COVID-19 pandemic have had and/or may continue to have one or more of the following impacts on the Company's operations:
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
▪Operating costs may increase as measures are put in place to prevent or slow down the spread of COVID-19, such as compliance with regulatory restrictions, vaccine mandates, facility improvements, employee testing, short-term disability policies, and manufacturing employee bonus payments.
▪Operations may be negatively impacted if members of the Company's leadership team, or other key employees, become ill with COVID-19 or otherwise terminate their employment as a result of COVID-19. Further, the Company may face challenges with labor availability, relations, labor costs, hiring, onboarding, and training new employees, including leadership, which may impact results. The Company also may face operational challenges if government quarantine orders restrict movement of employees.
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
▪Closures or reduced operations at foodservice establishments may impact results for the Company's foodservice business. Bankruptcy filings and/or delinquent payments from the foodservice industry or other customers may negatively impact cash flow.
▪A national and/or global economic downturn may impact consumer purchase behavior, such as reduced volume for foodservice products and premium brands.
▪If the Company's public relations efforts related to the pandemic are not effective or if consumers perceive them to be irresponsible, the Company's competitive position, reputation, and market share may suffer.

The extent of the impact on the Company’s business, financial condition, and results of operations is dependent on the length and severity of the pandemic. The COVID-19 pandemic may adversely impact the Company's operations in one or more ways not identified to date.

The Company’s operations are subject to the general risks associated with acquisitions and divestitures. The Company has made several acquisitions and divestitures in recent years, including the acquisition of the Planters® snack nuts business in

June 2021, that align with the Company’s strategic initiative of delivering long-term value to shareholders. The Company regularly reviews strategic opportunities to grow through acquisitions and to divest non-strategic assets. Potential risks associated with these transactions include the inability to consummate a transaction timely or on favorable terms, diversion of management's attention from other business concerns, potential loss of key employees and customers of current or acquired companies, inability to integrate or divest operations successfully, possible assumption of unknown liabilities, potential disputes with buyers or sellers, inability to obtain favorable financing terms, potential impairment charges if purchase assumptions are not achieved, and the inherent risks in entering markets or lines of business in which the Company has limited or no prior experience. Any or all of these risks could impact the Company’s financial results and business reputation. In addition, acquisitions outside the U. S. may present unique challenges and increase the Company's exposure to the risks associated with foreign operations. The Company's level of indebtedness increased significantly to fund the purchase of the Planters® snack nuts business and may continue to increase to fund future acquisitions. Higher levels of debt may, among other things, impact the Company's liquidity and increase the Company's exposure to negative fluctuations in interest rates.

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

Any of these disruptions could have an adverse effect on the Company’s financial results. Actions taken to mitigate the impact of any potential disruption, including increasing inventory in anticipation of a potential production or supply interruption, may adversely affect the Company’s financial results. Additionally, labor-related challenges have caused disruptions for many of these providers and may continue to impact the Company's ability to receive inputs or distribute products.

The Company is subject to the loss of a material contract. The Company is a party to several supply, distribution, contract packaging and other material contracts. The loss of a material contract or failure to obtain new material contracts could adversely affect the Company’s financial results.

The Company may be adversely impacted if the Company is unable to protect information technology systems against, or effectively respond to, cyber attacks or security breaches. Information technology systems are an important part of the Company’s business operations. In addition, the Company increasingly relies upon third-party service providers for a variety of business functions, including cloud-based services. Cyber incidents are occurring more frequently and are being made by groups and individuals with a wide range of motives and expertise. From time to time, the Company has experienced, and may experience in the future, breaches of its security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities, none of which have been material to date. Remote work arrangements may bring additional information technology and data security risks.

In addition, the Company is in the midst of a multi-year transformation project (Project Orion) to achieve better analytics, customer service, and process efficiencies through the use of Oracle Cloud Solutions. This project is expected to improve the efficiency and effectiveness of certain financial and business transaction processes and the underlying systems environment. During fiscal 2020, the Company implemented the human resource, payroll, and finance phases of the project. Additional integrations are expected to take place over the next few years. Such an implementation is a major undertaking from a financial, management, and personnel perspective. The implementation of the enterprise resource planning system may prove to be more difficult, costly, or time consuming than expected, and there can be no assurance that this system will be beneficial to the extent anticipated.

In an attempt to mitigate these risks, the Company has implemented and continues to evaluate security initiatives and business continuity plans.

Deterioration of labor relations, labor availability or increases in labor costs could harm the Company’s business. As of October 30, 2022, the Company employed more than 20,000 people worldwide, of which approximately 20 percent were represented by labor unions, principally the United Food and Commercial Workers Union. Union contracts at four of the Company's manufacturing facilities, covering approximately 2,400 employees, will expire during fiscal 2023. Negotiations have not yet been initiated. A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities or co-manufacturing facilities resulting in work slowdowns or stoppages could harm the Company’s financial results. Labor and skilled labor availability challenges could continue to have an adverse effect on the Company's business.

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

The pathogens that may cause food contamination are found generally in livestock and in the environment and thus may be present in the Company's products. These pathogens can also be introduced to products as a result of improper handling by customers or consumers. The Company does not have control over handling procedures once products have been shipped for distribution. If one or more of these risks were to materialize, the Company’s brand and business reputation could be negatively impacted. In addition, revenues could decrease, costs of doing business could increase, and the Company’s operating results could be adversely affected.

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

In recent years, the outbreak of ASF has impacted hog herds in China, Asia, Europe, and the Caribbean. If an outbreak of ASF were to occur in the U.S., the Company's supply of hogs and pork could be materially impacted.

HPAI was detected within the U.S. in 2022 and was confirmed within the Company's Jennie-O Turkey Store supply chain. The impact of HPAI has reduced and will continue to reduce production volume in the Company's turkey facilities at least through the first half of fiscal 2023. The Company is continuing to monitor the situation and will take the appropriate actions to protect the health of the turkeys across the supply chain.

The Company has developed business continuity plans for various disease scenarios and will continue to update these plans as necessary. There can be no assurance given, however, that these plans will be effective in eliminating the negative effects of any such diseases on the Company’s operating results.

Fluctuations in commodity prices and availability of raw materials and other inputs could harm the Company’s earnings. The Company’s results of operations and financial condition are largely dependent upon the cost and supply of pork, poultry, beef, feed grains, and nuts as well as supplies, energy and other inputs and the selling prices for many of the Company's products, which are determined by constantly changing market forces of supply and demand.

The Company takes a balanced approach to sourcing pork raw materials, including hogs purchased for the Austin, Minnesota processing facility, long-term supply agreements for pork, and spot market purchases of pork. This approach ensures a more stable supply of raw materials while minimizing extreme fluctuations in costs over the long-term. This may result, in the short-term, in higher or lower live hog costs compared to the cash spot market. Market-based pricing on certain product lines, and lead time required to implement pricing adjustments, may prevent all or part of these cost increases from being recovered, and these higher costs could adversely affect the Company's short-term financial results.

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

The Company may be subject to decreased availability or less favorable pricing for nuts, tomatoes, avocados, or other produce if poor growing conditions have a negative effect on agricultural productivity. Reductions in crop size or quality due to unfavorable growing conditions may have an adverse effect on the Company’s results.

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

Damage to the Company’s reputation or brand image can adversely affect its business. Maintaining and continually enhancing the perception of the Company’s reputation and brands is critical to business success. The Company’s reputation and brands have been in the past and could in the future be adversely impacted by a number of factors, including unfavorable consumer perception related to events or rumors, adverse publicity, and negative information disseminated through social and digital media. Failure to maintain, extend, and expand the Company’s reputation or brand image could adversely impact operating results.

Climate change, or legal, regulatory or market measures to address climate change, could have an adverse impact on the Company’s business and results of operations. There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. If such climate change has a negative impact on agricultural productivity, the Company may have decreased availability or less favorable pricing for the raw materials necessary for its operations. Climate change may also cause decreased availability or less favorable pricing for water, which could have an adverse effect on the Company’s operations and supply chain. In addition, natural disasters and extreme weather, including those caused by climate change, could cause disruptions in the Company’s operations and supply chain.

The increasing concern over climate change may also result in greater local, state, federal, and foreign legal requirements, including requirements to limit greenhouse gas emissions or conserve water usage. If such requirements are enacted, the Company could experience significant cost increases in its operations and supply chain. Further, failure to accomplish goals set by the Company related to climate change or meet expectations of various Company stakeholders may cause decreased demand for the Company’s products and have an adverse effect on results of operations.

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

The Company is subject to stringent environmental regulations and potentially subject to environmental litigation, proceedings, and investigations. The Company’s past and present business operations and ownership and operation of real property are subject to stringent federal, state, and local environmental laws and regulations pertaining to the discharge of materials into the environment and the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to protection of the environment. Compliance with these laws and regulations, as well as any modifications, is material to the Company’s business. Some of the Company’s facilities have been in operation for many years and, over time, the Company and other prior operators of these facilities may have generated and disposed of wastes that now may be considered hazardous. Future discovery of contamination of property underlying or in the vicinity of the Company’s present or former properties or manufacturing facilities and/or waste disposal sites could require the Company to incur additional expenses related to additional investigation, assessment or other requirements. The occurrence of any of these events, the implementation of new laws and regulations or stricter interpretation of existing laws or regulations could adversely affect the Company’s financial results.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

The Company's global headquarters are located in Austin, Minnesota. The Company has various processing plants, warehouses and operational facilities, mainly located in the U.S. The Company maintains a national sales force through strategic placement of sales offices across the U.S. Properties are also maintained internationally to support global processing and sales. The majority of Company property is owned. Leased property is used as needed for production and sales. Property leases range in duration from one to twelve years.

Area* Square feet, in thousands	Refrigerated Foods	Grocery Products	Jennie-O Turkey Store	International & Other	Corporate	Total
Production Facilities	5,339	2,768	2,007	1,270	—	11,384
Warehouse/Distribution Centers	724	1,555	149	33	—	2,461
Live Production	829	—	281	—	—	1,110
Administrative/Sales/Research	73	12	65	31	574	755
Total	6,965	4,335	2,502	1,334	574	15,710
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

The Company is a defendant in four sets of antitrust lawsuits broadly targeting the pork and turkey industries. None of these cases involve allegations of bid rigging or other criminal conduct. The Company has not established reserves as it does not believe it will have liability in any of these cases.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Information About Executive Officers

		CURRENT OFFICE AND PREVIOUS
NAME	AGE	FIVE YEARS EXPERIENCE	DATES
James P. Snee	55	Chairman of the Board, President and Chief Executive Officer	11/20/17 to Present
Jacinth C. Smiley	54	Executive Vice President and Chief Financial Officer	01/01/22 to Present
		Group Vice President (Corporate Strategy)	04/05/21 to 12/31/21
		Vice President and Chief Accounting Officer, LyondellBasell	04/01/18 to 04/04/21
		Chief Financial Officer, GE Oil and Gas North America	02/01/16 to 03/31/18
Deanna T. Brady	57	Executive Vice President (Retail)	10/31/22 to Present
		Executive Vice President (Refrigerated Foods)	10/28/19 to 10/30/22
		Group Vice President/President Consumer Product Sales	10/26/15 to 10/27/19
Mark A. Coffey	60	Group Vice President (Supply Chain)	04/26/21 to Present
		Senior Vice President (Supply Chain and Manufacturing)	03/28/17 to 04/25/21
Patrick J. Connor	53	Group Vice President (Retail Sales)	10/31/22 to Present
		Group Vice President/President Consumer Product Sales	10/28/19 to 10/30/22
		Vice President (Senior Vice President Consumer Product Sales)	10/31/11 to 10/27/19
Jeffery R. Frank	46	Group Vice President (Retail Marketing)	10/31/22 to Present
		Group Vice President (Grocery Products)	11/01/21 to 10/30/22
		Vice President (Grocery Products Marketing)	03/01/21 to 10/31/21
		Vice President (Foodservice Marketing)	04/30/18 to 02/28/21
		President and Chief Executive Officer (MegaMex)	10/28/13 to 04/29/18
Steven J. Lykken	52	Group Vice President (Jennie-O Turkey Store, Inc.)	03/22/21 to Present
		Senior Vice President/President Jennie-O Turkey Store, Inc.	12/04/17 to 03/21/21
		President Applegate Farms, LLC	04/11/16 to 12/03/17
Swen Neufeldt	49	Group Vice President (Hormel Foods International Corporation)	06/29/20 to Present
		Vice President (Meat Products)	10/31/16 to 06/28/20
Mark J. Ourada	57	Group Vice President (Foodservice)	03/05/18 to Present
		Vice President (Foodservice Sales)	10/28/13 to 03/04/18
Katherine M. Losness-Larson	57	Senior Vice President (Human Resources)	10/31/22 to Present
		Director of Human Resources	10/29/18 to 10/30/22
		Director of Organizational Development	03/17/14 to 10/28/18
Pierre M. Lilly	51	Senior Vice President and Chief Compliance Officer	10/26/20 to Present
		Director of Internal Audit	05/30/16 to 10/25/20
Lori J. Marco	55	Senior Vice President (External Affairs) and General Counsel	03/30/15 to Present
Kevin L. Myers, Ph.D.	57	Senior Vice President (Research and Development, Quality Control)	03/30/15 to Present
Wendy A. Watkins	56	Senior Vice President and Chief Communications Officer	11/01/21 to Present
		Vice President (Corporate Communications)	04/13/15 to 10/31/21
Paul R. Kuehneman	51	Vice President and Controller	02/18/22 to Present
		Assistant Controller	01/04/21 to 02/17/22
		Vice President and CFO (Jennie-O Turkey Store)	05/30/16 to 01/03/21
Florence Makope	47	Vice President and Treasurer	07/25/22 to Present
		Director of Strategy Deployment, Oshkosh Corporation	06/27/21 to 07/01/22
		Director of International Finance, Oshkosh Corporation	03/25/20 to 06/26/21
		Treasurer, Plexus Corp.	11/19/17 to 03/27/20

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

Holders
There are approximately 10,000 record stockholders and 230,000 stockholders whose shares are held in street name by brokerage firms and financial institutions.

Issuer Purchases of Equity Securities
Fourth Quarter Ended October 30, 2022
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(1)
August 1, 2022 - September 4, 2022	—	$—	—	3,987,494
September 5, 2022 - October 2, 2022	—	—	—	3,987,494
October 3, 2022 - October 30, 2022	—	—	—	3,987,494
Total	—		—
(1) On January 29, 2013, the Company's Board of Directors authorized the repurchase of 10,000,000 shares of its common stock with no expiration date. On January 26, 2016, the Board of Directors approved a two-for-one split of the Company’s common stock to be effective January 27, 2016. As part of the stock split resolution, the number of shares remaining to be repurchased was adjusted proportionately.

Dividends
The Company has paid dividends for 377 consecutive quarters. The annual dividend rate for fiscal 2023 will increase to $1.10 per share, representing the 57th consecutive annual dividend increase. The Company is dedicated to returning excess cash flow to shareholders through dividend payments.

Shareholder Return Performance Graph
The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend-reinvested basis, for the Company, the S&P 500 Index, and the S&P 500 Packaged Foods & Meats Index for the five years ended October 30, 2022. The graph assumes $100 was invested in each, as of the market close on October 30, 2017. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Item 6.  RESERVED

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Executive Overview

Fiscal 2022: The Company achieved its third consecutive year of record net sales in fiscal 2022. Net sales increased 9 percent to $12.5 billion, primarily driven by the full year inclusion of the Planters® snack nuts business and by growth from the Company's foodservice businesses. Organic net sales1 growth of 6 percent can be attributed to improvement from the foodservice businesses and pricing actions to mitigate inflationary pressures in each business segment (1See explanation of non-GAAP financial measures in the Consolidated Results section). Volume and organic volume1 declined 7 percent and 8 percent, respectively. Consistent with the Company's long-term strategy to better align resources to value-added growth, the overall decline in volume was primarily due to lower commodity sales resulting from the Company's new pork supply agreement, which was effective January 1, 2022. Net earnings increased 10 percent compared to fiscal 2021, benefiting from the inclusion of the Planters® snack nuts business, significant profit growth for the Jennie-O Turkey Store segment, and higher sales across the foodservice businesses. Net earnings were negatively impacted by broad-based inflationary pressures stemming from raw materials, packaging, freight, labor, and other inputs. Pricing actions to mitigate these pressures were announced and implemented throughout fiscal 2022. Diluted earnings per share for fiscal 2022 was $1.82, compared to $1.66 last year. Fiscal 2022 contained one less week than the prior year.

Earnings for Jennie-O Turkey Store increased significantly due to higher commodity prices and foodservice sales. Highly pathogenic avian influenza (HPAI) was confirmed in the Jennie-O Turkey Store supply chain in March 2022. In the second half of the year, the team effectively managed a limited turkey supply and maximized operational performance. Refrigerated Foods segment profit for the full year increased, primarily driven by strong results from the foodservice businesses, more than offsetting higher operational and logistics costs. Grocery Products segment profit declined, as the contribution from the Planters® snack nuts business and organic net sales growth was more than offset by inflationary pressures and lower results from MegaMex. International & Other segment profit declined due in large part to lower results from the export business, which was negatively impacted by logistics challenges and meaningfully higher freight and warehouse expenses.

The Company again reinvested into the business through capital expenditures and returned a record amount of cash to shareholders in the form of dividends. Capital expenditures in fiscal 2022 were $279 million, including investments in new production capabilities for retail and foodservice pepperoni, an expansion of bacon capacity, work on a new line for the SPAM® family of products to be opened in the first half of fiscal 2023, and other projects to support growth of branded products and increase automation. The annual dividend for 2023 will be $1.10 per share and marks the 57th consecutive year of dividend increases.

In August 2022, the Company announced a new strategic operating model and has transitioned, effective October 31, 2022, to three operating segments – Retail, Foodservice, and International. The three new segments will continue to be supported by the Company's One Supply Chain team and corporate functions. Additionally, the Company will be standing up a Brand Fuel Center of Excellence, which will house enterprise-wide brand management expertise, e-commerce capabilities, insights-led innovation and analytical support to further enable data-driven decisions. Changes to the Company's operating segments have no impact on historical consolidated results of operations, financial position, or cash flows. Earnings will be reported under this structure beginning with the release of fiscal 2023 first quarter results in early March 2023. The Company will provide recast financial information for fiscal years 2021 and 2022 in February 2023.

Fiscal 2023 Outlook: The Company expects sales and earnings growth in fiscal 2023. From a top-line perspective, the Company anticipates to benefit from higher levels of brand investment, increased production capacity, pricing actions effective in the second half of fiscal 2022, and actions related to its new strategic operating model. Earnings growth is expected from the Foodservice and International segments and improvement across the supply chain. The Company expects to again operate in a volatile, complex and high-cost environment in fiscal 2023. Risks to the outlook include incremental inflationary pressures, further supply chain disruption, and the impact of deteriorating macroeconomic conditions on the Company's customers, consumers, and operators.

The Company remains in a strong financial position due to its consistent cash flow, liquidity, and strong balance sheet. The Company plans to continue to support the business through increased marketing and advertising investments for its leading brands as well as investments into its production capabilities, including a new line for the SPAM® family of products, a large investment to expand its operations and capabilities in China, and projects to increase automation and efficiency. The Company remains committed to returning cash to shareholders in the form of dividends.

A detailed review of the Company's fiscal 2022 performance compared to fiscal 2021 appears in the following section. A detailed review of the fiscal 2021 performance compared to fiscal 2020 is set forth in Part II, Item 7 of the Company's Form 10-K for the fiscal year ended October 31, 2021, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.

Results of Operations

OVERVIEW

The Company is a processor of branded and unbranded food products for retail, foodservice, deli, and commercial customers.

The Company operates in the following four reportable segments:

Grocery Products: The Grocery Products segment primarily consists of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market, along with the sale of nutritional and private label shelf-stable products to retail, foodservice, and industrial customers. This segment also includes the results from the Company’s MegaMex Foods, LLC (MegaMex) joint venture.

Refrigerated Foods: The Refrigerated Foods segment includes the processing, marketing, and sale of branded and unbranded pork, beef, and poultry products for retail, foodservice, deli, convenience store, and commercial customers.

Jennie-O Turkey Store: The Jennie-O Turkey Store segment primarily consists of the processing, marketing, and sale of branded and unbranded turkey products for retail, foodservice, and commercial customers.

International & Other: The International & Other segment includes Hormel Foods International, which manufactures, markets, and sells Company products internationally. This segment also includes the results from the Company’s international royalty arrangements and other joint ventures.

The Company’s fiscal year consisted of 52 weeks in fiscal years 2022 and 2020 and 53 weeks in fiscal year 2021. Fiscal year 2023 will consist of 52 weeks.

CONSOLIDATED RESULTS

Net Earnings and Diluted Earnings Per Share

	Fourth Quarter Ended			Fiscal Year Ended
In thousands, except per share amounts	October 30, 2022	October 31, 2021	% Change	October 30, 2022	October 31, 2021	% Change
Net Earnings	$279,883	$281,738	(0.7)	$999,987	$908,839	10.0
Diluted Earnings Per Share	0.51	0.51	—	1.82	1.66	9.6
Adjusted Diluted Earnings Per Share (1)	0.51	0.51	—	1.82	1.73	5.2

Volume and Net Sales

	Fourth Quarter Ended			Fiscal Year Ended
In thousands	October 30, 2022	October 31, 2021	% Change	October 30, 2022	October 31, 2021	% Change
Volume (lbs.)	1,160,490	1,379,848	(15.9)	4,604,169	4,933,136	(6.7)
Organic Volume(1)	1,160,490	1,281,287	(9.4)	4,440,352	4,834,575	(8.2)
Net Sales	$3,283,475	$3,454,751	(5.0)	$12,458,806	$11,386,189	9.4
Organic Net Sales(1)	3,283,475	3,207,983	2.4	11,853,241	11,139,421	6.4

(1)  See the "Non-GAAP Financial Measures" section below for a description of the Company's use of measures not defined by U.S. generally accepted accounting principles (GAAP)

Consistent with the Company's long-term strategy to better align resources to value-added growth, the overall decline in volume for the fourth quarter and full year of fiscal 2022 was primarily due to lower commodity sales resulting from the Company's new pork supply agreement, which was effective January 1, 2022.

Net sales decreased for the fourth quarter of fiscal 2022 due to reduced commodity sales and the impact from an additional week of sales last year. Organic net sales for the fourth quarter increased, led by growth from the Grocery Products and International & Other segments. The Grocery Products segment benefited from pricing actions effective at the beginning of the fourth quarter.

Fiscal 2022 marked the third consecutive year of record sales for the Company. Record net sales were primarily driven by the inclusion of the Planters® snack nuts business and growth from the Company's foodservice businesses. All segments implemented pricing actions during the fiscal year to combat inflationary pressures.

In fiscal 2023, the Company expects sales growth and to benefit from higher levels of brand investment, increased production capacity, pricing actions effective in the second half of fiscal 2022, and actions related to its new strategic operating model.

Cost of Products Sold

	Fourth Quarter Ended			Fiscal Year Ended
	October 30,	October 31,		October 30,	October 31,
In thousands	2022	2021	% Change	2022	2021	% Change
Cost of Products Sold	$2,717,058	$2,876,669	(5.5)	$10,294,120	$9,458,283	8.8

Cost of products sold for the fourth quarter decreased, resulting from lower sales due to the additional week in fiscal 2021. For fiscal 2022, cost of products sold increased due to inflationary pressures stemming from raw materials, packaging, freight, labor, and other inputs. The inclusion of the Planters® snack nuts business was also a driver of higher costs for the full year.

In fiscal 2023, costs are expected to remain elevated due to the continued impacts of broad-based inflation. Raw material input costs for pork, beef, turkey, and feed are anticipated to remain volatile and above historical levels.

Gross Profit

	Fourth Quarter Ended			Fiscal Year Ended
	October 30,	October 31,		October 30,	October 31,
In thousands	2022	2021	% Change	2022	2021	% Change
Gross Profit	$566,417	$578,081	(2.0)	$2,164,686	$1,927,906	12.3
Percentage of Net Sales	17.3%	16.7%		17.4%	16.9%

Consolidated gross profit as a percentage of net sales for the fourth quarter and full year of fiscal 2022 increased primarily due to improved profitability from the Jennie-O Turkey Store segment, the inclusion of the Planters® snack nuts business, and pricing actions to help mitigate inflationary pressures across all segments. Gross profit as a percentage of net sales also benefited from the reduction of lower margin commodity sales resulting from the Company's new pork supply agreement.

Compared to the prior year, gross profit as a percentage of net sales for the fourth quarter of fiscal 2022 increased for the Jennie-O Turkey Store segment and declined for the other segments. For fiscal 2022, gross profit as a percentage of net sales increased for the Jennie-O Turkey Store and International & Other segments and decreased for the Refrigerated Foods and Grocery Products segments. All business segments were negatively impacted by broad-based inflationary pressures.

In fiscal 2023, the Company expects gross profit as a percentage of net sales to be comparable to fiscal 2022. Incremental cost inflation poses the largest risk to this assumption.

Selling, General, and Administrative (SG&A)

	Fourth Quarter Ended			Fiscal Year Ended
	October 30,	October 31,		October 30,	October 31,
In thousands	2022	2021	% Change	2022	2021	% Change
SG&A	$206,487	$230,441	(10.4)	$879,265	$853,071	3.1
Percentage of Net Sales	6.3%	6.7%		7.1%	7.5%

SG&A expenses for the fourth quarter of fiscal 2022 declined primarily due to the additional week in fiscal 2021. SG&A expenses for fiscal 2022 increased due to the inclusion of the Planters® snack nuts business and higher marketing and advertising investments. As a percent of net sales, SG&A expenses declined for the full year, driven by record sales and disciplined cost management.

Advertising investments in fiscal year 2022 were $157 million, representing a 14 percent increase compared to fiscal 2021.

In fiscal 2023, the Company intends to continue investing in key brands including Planters®, SPAM®, SKIPPY®, Columbus®, Hormel® Black Label®, Hormel® pepperoni, and Jennie-O®.

Research and development continues to be a vital part of the Company's strategy to grow existing brands and expand into new branded items. Research and development expenses were $8.6 million and $34.7 million for the fourth quarter and full year of fiscal 2022, respectively, compared to $8.3 million and $33.6 million for the corresponding periods in fiscal 2021.

Equity in Earnings of Affiliates

	Fourth Quarter Ended			Fiscal Year Ended
	October 30,	October 31,		October 30,	October 31,
In thousands	2022	2021	% Change	2022	2021	% Change
Equity in Earnings of Affiliates	$7,234	$10,041	(28.0)	$27,185	$47,763	(43.1)

Equity in earnings of affiliates for the fourth quarter and full year of fiscal 2022 decreased significantly due to lower results for MegaMex. MegaMex results have been negatively impacted by inflationary pressures, including significantly higher costs for avocados.

The Company accounts for its majority-owned operations under the consolidation method. Investments in which the Company owns a minority interest, and for which there are no other indicators of control, are accounted for under the equity or cost method. These investments, along with receivables from other affiliates, are included in the Consolidated Statements of Financial Position as investments in and receivables from affiliates. The composition of this line item as of October 30, 2022, was as follows:

In thousands	Investments/Receivables
U.S.	$192,577
Foreign	78,481
Total	$271,058

Interest and Investment Income and Interest Expense

	Fourth Quarter Ended			Fiscal Year Ended
	October 30,	October 31,		October 30,	October 31,
In thousands	2022	2021	% Change	2022	2021	% Change
Interest and Investment Income	$7,933	$10,138	(21.7)	$28,012	$46,878	(40.2)
Interest Expense	17,602	15,589	(12.9)	62,515	43,307	(44.4)

Interest and investment income decreased in the fourth quarter and full year of fiscal 2022 primarily due to losses on the rabbi trust. Interest expense in fiscal 2022 reflects the full year impact of debt issued in 2021.

Effective Tax Rate

	Fourth Quarter Ended		Fiscal Year Ended
	October 30,	October 31,	October 30,	October 31,
	2022	2021	2022	2021
Effective Tax Rate	21.7%	20.0%	21.7%	19.3%

The effective tax rate for fiscal 2021 included the benefit of one-time state tax discrete items. For additional information, refer to Note N - Income Taxes.

The Company expects the effective tax rate in fiscal 2023 to be between 21.0 and 23.0 percent.

SEGMENT RESULTS

Net sales and segment profit for each of the Company’s reportable segments are set forth below. The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets. Therefore, the Company does not represent that these segments, if operated independently, would report the segment profit and other financial information shown below. Additional segment financial information can be found in Note P - Segment Reporting.

	Fourth Quarter Ended			Fiscal Year Ended
	October 30,	October 31,		October 30,	October 31,
In thousands	2022	2021	% Change	2022	2021	% Change
Net Sales
Grocery Products	$934,174	$905,030	3.2	$3,533,138	$2,809,445	25.8
Refrigerated Foods	1,759,161	1,888,311	(6.8)	6,691,230	6,333,410	5.6
Jennie-O Turkey Store	391,866	459,754	(14.8)	1,507,421	1,495,151	0.8
International & Other	198,274	201,655	(1.7)	727,017	748,183	(2.8)
Total Net Sales	$3,283,475	$3,454,751	(5.0)	$12,458,806	$11,386,189	9.4
Segment Profit
Grocery Products	$102,378	$111,235	(8.0)	$367,642	$382,197	(3.8)
Refrigerated Foods	167,402	196,819	(14.9)	685,394	664,558	3.1
Jennie-O Turkey Store	75,891	30,492	148.9	218,860	76,006	188.0
International & Other	30,194	31,343	(3.7)	105,264	115,943	(9.2)
Total Segment Profit	375,865	369,888	1.6	1,377,161	1,238,704	11.2
Net Unallocated Expense	18,498	17,669	4.7	99,297	112,836	(12.0)
Noncontrolling Interest	128	12	994.1	239	301	(20.6)
Earnings Before Income Taxes	$357,495	$352,230	1.5	$1,278,103	$1,126,170	13.5

Grocery Products

	Fourth Quarter Ended			Fiscal Year Ended
	October 30,	October 31,		October 30,	October 31,
In thousands	2022	2021	% Change	2022	2021	% Change
Volume (lbs.)	388,270	403,550	(3.8)	1,499,558	1,340,895	11.8
Net Sales	$934,174	$905,030	3.2	$3,533,138	$2,809,445	25.8
Segment Profit	102,378	111,235	(8.0)	367,642	382,197	(3.8)

Net sales for the fourth quarter of fiscal 2022 increased due to strong demand for SKIPPY® peanut butter and the impact of pricing actions across the Mexican and simple-meals portfolios. For the full year, net sales increased primarily due to the inclusion of the Planters® snack nuts business and the impact from strategic pricing actions.

For the fourth quarter of fiscal 2022, segment profit declined, as pricing actions did not offset the impact from continued inflationary pressures. Full year segment profit decreased, as the contribution from the Planters® snack nuts business and organic net sales growth was more than offset by inflationary pressures and lower results from MegaMex.

In fiscal 2023, the Grocery Products segment will be reported within the Company's new Retail and Foodservice segments. Refer to the "Fiscal 2023 Outlook" in the "Executive Summary" for additional forward-looking commentary.

Refrigerated Foods

	Fourth Quarter Ended			Fiscal Year Ended
	October 30,	October 31,		October 30,	October 31,
In thousands	2022	2021	% Change	2022	2021	% Change
Volume (lbs.)	530,166	657,488	(19.4)	2,104,665	2,437,217	(13.6)
Net Sales	$1,759,161	$1,888,311	(6.8)	$6,691,230	$6,333,410	5.6
Segment Profit	167,402	196,819	(14.9)	685,394	664,558	3.1

Volume and net sales declined in the fourth quarter of fiscal 2022 due to the impact from an additional week in the fourth quarter of last year and lower commodity sales. Products such as Hormel® Natural Choice® meats, Hormel® Bacon 1TM fully cooked bacon, Hormel® Fire BraisedTM flame-seared meats, Hormel Gatherings® party trays and Applegate® breaded chicken grew volume and sales for the quarter. For fiscal 2022, net sales increased due to strong results from the foodservice businesses, strategic pricing actions across the portfolio, and the inclusion of the Planters® snack nuts business in the convenience channel. Consistent with the Company's long-term strategy to better align resources to value-added growth, the overall decline in volume for the fourth quarter and full year was due primarily to lower commodity sales resulting from the Company's new pork supply agreement.

The decline in segment profit for the fourth quarter of fiscal 2022 was driven by lower commodity profitability and higher operational, logistics and raw material costs. Segment profit growth for full year of fiscal 2022 was primarily due to strong results from the foodservice businesses, more than offsetting higher operational and logistics costs.

In fiscal 2023, the Refrigerated Foods segment will be reported within the Company's new Retail and Foodservice segments. Refer to the "Fiscal 2023 Outlook" in the "Executive Summary" for additional forward-looking commentary.

Jennie-O Turkey Store

	Fourth Quarter Ended			Fiscal Year Ended
	October 30,	October 31,		October 30,	October 31,
In thousands	2022	2021	% Change	2022	2021	% Change
Volume (lbs.)	163,785	240,771	(32.0)	703,824	824,184	(14.6)
Net Sales	$391,866	$459,754	(14.8)	$1,507,421	$1,495,151	0.8
Segment Profit	75,891	30,492	148.9	218,860	76,006	188.0

As anticipated, volume and sales declined in the fourth quarter of fiscal 2022 as a result of the supply impacts on the Company's vertically integrated supply chain from HPAI. For fiscal 2022, higher foodservice and whole-bird sales due to favorable pricing drove the marginal sales increase.

For the fourth quarter of fiscal 2022, segment profit growth was primarily due to higher commodity prices and improved value-added mix. For the full year fiscal 2022, higher commodity prices and foodservice sales drove the substantial improvement in segment profit.

In fiscal 2023, the Jennie-O Turkey Store segment will be reported within the Company's new Retail, Foodservice, and International segments. The Company expects the impacts from HPAI to reduce production volume in its turkey facilities through at least the first half of fiscal 2023. Refer to the "Fiscal 2023 Outlook" in the "Executive Summary" for additional forward-looking commentary.

International & Other

	Fourth Quarter Ended			Fiscal Year Ended
	October 30,	October 31,		October 30,	October 31,
In thousands	2022	2021	% Change	2022	2021	% Change
Volume (lbs.)	78,269	78,039	0.3	296,122	330,841	(10.5)
Net Sales	$198,274	$201,655	(1.7)	$727,017	$748,183	(2.8)
Segment Profit	30,194	31,343	(3.7)	105,264	115,943	(9.2)

In the fourth quarter of fiscal 2022, volume and net sales growth from the SPAM® and SKIPPY® brands and the multinational businesses were offset by lower fresh pork and refrigerated export sales. For fiscal 2022, volume and sales declined as a result of lower commodity sales due to the Company's new pork supply agreement and ongoing export logistics challenges.

Segment profit declined in the fourth quarter of fiscal 2022, as growth in China did not overcome the impact of lower margins and higher logistics expenses for the export business. Segment profit for the full year declined due in large part to lower results from the export business, which was negatively impacted by logistics challenges and meaningfully higher freight expenses.

In fiscal 2023, the International & Other segment will be reported within the Company's new International segment. Refer to the "Fiscal 2023 Outlook" in the "Executive Summary" for additional forward-looking commentary.

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

	Fourth Quarter Ended		Fiscal Year Ended
	October 30,	October 31,	October 30,	October 31,
In thousands	2022	2021	2022	2021
Net Unallocated Expense	$18,498	$17,669	$99,297	$112,836
Noncontrolling Interest	128	12	239	301

For the fourth quarter of fiscal 2022, Net Unallocated Expense increased slightly as unfavorable investment performance was mostly offset with lower corporate expense.

For fiscal 2022, Net Unallocated Expense decreased due to one-time acquisition costs and accounting adjustments of $43 million related to the acquisition of the Planters® snack nuts business in fiscal 2021. The overall decline was partially offset by higher interest expense and lower investment income net of deferred compensation.

Non-GAAP Financial Measures

The non-GAAP adjusted financial measurement of adjusted diluted earnings per share is presented to provide investors with additional information to facilitate the comparison of past and present operations. This measurement excludes the impact of the acquisition-related expenses and accounting adjustments related to the acquisition of the Planters® snack nuts business. The tax impact was calculated using the effective tax rate for the quarter in which the expenses and accounting adjustments were incurred.

The non-GAAP adjusted financial measurements of organic volume and organic net sales are presented to provide investors with additional information to facilitate the comparison of past and present operations. Organic volume and organic net sales exclude the impacts of the acquisition of the Planters® snack nuts business (June 2021) in the Grocery Products, Refrigerated Foods, and International & Other segments. Organic volume and organic net sales also exclude the impact of the 53rd week in fiscal 2021 as approximated based on average weekly sales for the fourth quarter (fourteen weeks) ended October 31, 2021.

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

The following tables show the calculations to reconcile from the GAAP measures to the non-GAAP adjusted measures.

ADJUSTED DILUTED EARNINGS PER SHARE (NON-GAAP)

	Fiscal Year Ended
	October 30, 2022	October 31, 2021
In thousands, except per share amounts	Reported GAAP	Reported GAAP	Acquisition Costs and Adjustments	Non-GAAP	Non-GAAP % Change
Net Sales	$12,458,806	$11,386,189	$—	$11,386,189	9.4
Cost of Products Sold	10,294,120	9,458,283	(12,900)	9,445,383	9.0
Gross Profit	2,164,686	1,927,906	12,900	1,940,806	11.5
Selling, General, and Administrative	879,265	853,071	(30,303)	822,768	6.9
Equity in Earnings of Affiliates	27,185	47,763	—	47,763	(43.1)
Operating Income	1,312,607	1,122,599	43,203	1,165,802	12.6
Interest and Investment Income (Expense)	28,012	46,878	—	46,878	(40.2)
Interest Expense	62,515	43,307	—	43,307	44.4
Earnings Before Income Taxes	1,278,103	1,126,170	43,203	1,169,373	9.3
Provision for Income Taxes	277,877	217,029	5,975	223,004	24.6
Net Earnings	1,000,226	909,140	37,228	946,368	5.7
Less: Net Earnings Attributable to Noncontrolling Interest	239	301	—	301	(20.5)
Net Earnings Attributable to Hormel Foods Corporation	$999,987	$908,839	$37,228	$946,067	5.7

Diluted Net Earnings Per Share	$1.82	$1.66	$0.06	$1.73	5.2

ORGANIC VOLUME (NON-GAAP)

	Fourth Quarter Ended
	October 30, 2022	October 31, 2021
Lbs., in thousands	Reported (GAAP)	Reported (GAAP)	53rd Week	Organic (Non-GAAP)	Organic % Change
Grocery Products	388,270	403,550	(28,825)	374,725	3.6
Refrigerated Foods	530,166	657,488	(46,963)	610,525	(13.2)
Jennie-O Turkey Store	163,785	240,771	(17,198)	223,573	(26.7)
International & Other	78,269	78,039	(5,574)	72,465	8.0
Total Volume	1,160,490	1,379,848	(98,561)	1,281,287	(9.4)

	Fiscal Year Ended
	October 30, 2022			October 31, 2021
Lbs., in thousands	Reported (GAAP)	Acquisitions	Organic (Non-GAAP)	Reported (GAAP)	53rd Week	Organic (Non-GAAP)	Organic % Change
Grocery Products	1,499,558	(138,186)	1,361,372	1,340,895	(28,825)	1,312,070	3.8
Refrigerated Foods	2,104,665	(22,127)	2,082,538	2,437,217	(46,963)	2,390,254	(12.9)
Jennie-O Turkey Store	703,824	—	703,824	824,184	(17,198)	806,986	(12.8)
International & Other	296,122	(3,503)	292,619	330,841	(5,574)	325,267	(10.0)
Total Volume	4,604,169	(163,817)	4,440,352	4,933,136	(98,561)	4,834,575	(8.2)

ORGANIC NET SALES (NON-GAAP)

	Fourth Quarter Ended
	October 30, 2022	October 31, 2021
In thousands	Reported (GAAP)	Reported (GAAP)	53rd Week	Organic (Non-GAAP)	Organic % Change
Grocery Products	$934,174	$905,030	$(64,645)	$840,385	11.2
Refrigerated Foods	1,759,161	1,888,311	(134,879)	1,753,432	0.3
Jennie-O Turkey Store	391,866	459,754	(32,840)	426,914	(8.2)
International & Other	198,274	201,655	(14,404)	187,251	5.9
Total Net Sales	$3,283,475	$3,454,751	$(246,768)	$3,207,983	2.4

	Fiscal Year Ended
	October 30, 2022			October 31, 2021
In thousands	Reported (GAAP)	Acquisitions	Organic (Non-GAAP)	Reported (GAAP)	53rd Week	Organic (Non-GAAP)	Organic % Change
Grocery Products	$3,533,138	$(514,708)	$3,018,430	$2,809,445	$(64,645)	$2,744,800	10.0
Refrigerated Foods	6,691,230	(80,979)	6,610,251	6,333,410	(134,879)	6,198,531	6.6
Jennie-O Turkey Store	1,507,421	—	1,507,421	1,495,151	(32,840)	1,462,311	3.1
International & Other	727,017	(9,877)	717,140	748,183	(14,404)	733,779	(2.3)
Total Net Sales	$12,458,806	$(605,565)	$11,853,241	$11,386,189	$(246,768)	$11,139,421	6.4

EBIT and EBITDA

	Fiscal Year Ended
In thousands	October 30, 2022	October 31, 2021
EBIT:
Net Earnings Attributable to Hormel Foods Corporation	$999,987	$908,839
Plus: Income Tax Expense	277,877	217,029
Plus: Interest Expense	62,515	43,307
Less: Interest and Investment Income	28,012	46,878
EBIT	$1,312,367	$1,122,297
EBITDA:
EBIT per above	1,312,367	1,122,297
Plus: Depreciation and Amortization	262,753	228,406
EBITDA	$1,575,121	$1,350,704

LIQUIDITY AND CAPITAL RESOURCES

When assessing liquidity and capital resources, the Company evaluates cash and cash equivalents, short-term and long-term investments, income from operations, and borrowing capacity.

Cash Flow Highlights

	Fiscal Year Ended
In millions	October 30, 2022	October 31, 2021
Cash and Cash Equivalents	$982	$614
Cash Provided By (Used in) Operating Activities	1,135	1,002
Cash Provided by (Used in) Investing Activities	(258)	(3,626)
Cash Provided by (Used in) Financing Activities	(487)	1,521

Cash and cash equivalents increased in fiscal 2022. The Company’s income from operations was sufficient to cover dividend payments and capital expenditures. Additional details related to significant drivers of cash flows are provided below.

Cash Provided by (Used in) Operating Activities
▪Cash flows from operating activities were largely impacted by changes in operating assets and liabilities.
–Accounts receivable decreased $28 million in fiscal 2022 primarily due to timing of collections. The $192 million increase in fiscal 2021 is largely due to increased sales and the incremental impact of the Planters® snack nuts business.
–In fiscal 2022, inventory increased $352 million due to inflation in raw material and other input costs and maintaining higher inventory levels. The $145 million increase in fiscal 2021 is due to higher raw material and supply costs and the acquisition of the Planters® snack nuts business.
–Accounts payable and accrued expenses decreased $15 million in fiscal 2022 related to the timing of payments. In fiscal 2021, accounts payable and accrued expenses increased $115 million related to the incremental impact of the Planters® snack nuts business.

Cash Provided by (Used in) Investing Activities
▪Capital expenditures were $279 million and $232 million in fiscal 2022 and 2021, respectively. The largest spend in both years was related to capacity expansion in Omaha, Nebraska. Additional projects included an expansion of bacon capacity at the Austin, Minnesota facility and a new production line for the SPAM® family of products in Dubuque, Iowa in fiscal 2022 and Project Orion in fiscal 2021.
▪In fiscal 2021, the Company acquired the Planters® snack nuts business for $3.4 billion.

Cash Provided by (Used in) Financing Activities
▪Cash dividends paid to the Company’s shareholders continue to be an ongoing financing activity for the Company with payments totaling $558 million in fiscal 2022 and $523 million in fiscal 2021. The dividend rate was $1.04 per share in fiscal 2022, which reflected a 6 percent increase over the fiscal 2021 rate of $0.98 per share.
▪The Company issued $2.3 billion of long-term debt in fiscal 2021. Proceeds from the issuance, along with cash on hand, were used to fund the acquisition of the Planters® snack nuts business.
▪The Company repaid $250 million of its senior unsecured notes upon maturity in fiscal 2021.

Sources and Uses of Cash
The Company's balanced business model, with diversification across raw material inputs, channels, and categories, provides stability in ever changing economic environments. The Company maintains a disciplined capital allocation strategy by applying a waterfall approach, which focuses first on required uses of cash such as capital expenditures to maintain facilities, dividend returns to investors, mandatory debt repayments, and pension obligations. Next, the Company looks to strategic items in support of growth initiatives such as capital projects, acquisitions, additional dividend increases, and working capital investments. Finally, the Company evaluates opportunistic uses including incremental debt repayment and share repurchases.

The Company believes its anticipated income from operations, cash on hand, and borrowing capacity under the current credit facility will be adequate to meet all short-term and long-term commitments. The Company continues to look for opportunities to make investments and acquisitions that align with its strategic priorities. The Company's ability to leverage its balance sheet through the issuance of debt provides the flexibility to pursue strategic opportunities which may require additional funding.

Dividend Payments
The Company remains committed to providing returns to investors through cash dividends. The Company has paid 377 consecutive quarterly dividends since becoming a public company in 1928. The annual dividend rate for fiscal 2023 will increase to $1.10 per share, representing the 57th consecutive annual dividend increase.

Capital Expenditures
Capital expenditures are first allocated to required maintenance and then growth opportunities based on the needs of the business. Capital expenditures supporting growth opportunities in fiscal 2023 will focus on projects for capacity, innovation, automation, and new technology. Capital expenditures for fiscal 2023 are estimated to be $350 million.

Debt
As of October 30, 2022, the Company’s outstanding debt included $3.3 billion of fixed rate unsecured senior notes due in fiscal 2024, 2028, 2030, and 2051. During fiscal 2022, the Company made $55 million of interest payments and expects to make $55 million of interest payments in fiscal 2023 on these notes. See Note L - Long-term Debt and Other Borrowing Arrangements for additional information.

Borrowing Capacity
As a source of short-term financing, the Company maintains a $750 million unsecured revolving credit facility. The maximum commitment under this credit facility may be further increased by $375 million, generally by mutual agreement of the lenders and us, subject to certain customary conditions. Funds drawn from this facility may be used by the Company to refinance existing debt, for working capital or other general corporate purposes, and for funding acquisitions. The lending commitments under the facility are scheduled to expire on May 6, 2026, at which time the Company will be required to pay in full all obligations then outstanding. As of October 30, 2022, the Company had no outstanding draws from this facility.

Debt Covenants
The Company’s debt and credit agreements contain customary terms and conditions including representations, warranties, and covenants. These debt covenants limit the ability of the Company to, among other things, incur debt for borrowed money secured by certain liens, engage in certain sale and leaseback transactions, and require maintenance of certain consolidated leverage ratios. As of October 30, 2022, the Company was in compliance with all covenants and expects to maintain compliance in the future.

Cash Held by International Subsidiaries
As of October 30, 2022, the Company had $170 million of cash and cash equivalents held by international subsidiaries. The Company maintains all undistributed earnings as permanently reinvested. The Company evaluates the balance and uses of cash held internationally based on the needs of the business.

Share Repurchases
The Company is authorized to repurchase 3,987,494 shares of stock as part of an existing plan approved by the Company’s Board of Directors. During fiscal year 2022, the Company did not repurchase any shares of stock. The Company continues to evaluate share repurchases as part of its capital allocation strategy.

Commitments
The following table shows a schedule of the Company's material cash commitments as of October 30, 2022:

In millions	Payments Due by Periods
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase Commitments(1)	$3,434	$1,321	$1,428	$540	$145
Debt Repayments(2)	3,300	—	950	—	2,350
Interest Payments on Long-term Debt(2)	764	55	104	98	506
Pension & Other Post-retirement Benefit Payments(3)	1,118	102	211	223	582
Lease Obligations(4)	135	33	52	25	25
Other Commitments(5)	75	32	34	9	—

(1) The Company commits to purchase quantities of livestock, grain, and other raw materials to ensure a steady supply of production inputs. The Company uses hedging programs to manage price risk associated with a portion of the future grain and hog commitments. The purchase commitments listed above do not reflect the impact of the hedging instruments that manage the risk of fluctuating commodity markets. See Note F - Derivatives and Hedging and Note J - Commitments and Contingencies for additional information.

(2) As of October 30, 2022, the Company’s outstanding debt included unsecured senior notes due in fiscal 2024, 2028, 2030, and 2051. The Company is required by certain covenants in its debt agreements to maintain specified levels of financial ratios and financial position. See Note L - Long-term Debt and Other Borrowing Arrangements for additional information.

(3) Represents pension and other post-retirement benefit payments related to the Company's unfunded defined benefit plans. Benefit payments reflect expectations for the next ten years as estimates are not readily available beyond that point. See Note G - Pension and Other Post-retirement Benefits for additional information.

(4) See Note K - Leases for additional detail.

(5) Includes obligations related to infrastructure improvements supporting various manufacturing facilities.

Off Balance Sheet Arrangements
As of October 30, 2022, the Company had $49.4 million of standby letters of credit issued on its behalf. The standby letters of credit are primarily related to the Company’s self-insured workers compensation programs. This amount includes revocable standby letters of credit totaling $3.1 million for obligations of an affiliated party that may arise under workers compensation claims. Letters of credit are not reflected in the Company’s Consolidated Statements of Financial Position.

CRITICAL ACCOUNTING ESTIMATES

Management's discussion and analysis of financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates, judgments, and assumptions that can have a meaningful effect on the reporting of consolidated financial statements. See Note A - Summary of Significant Accounting Policies for additional information.

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

Judgments and Uncertainties: The Company offers various sales incentives to customers and consumers. Incentives offered off-invoice include prompt pay allowances, will call allowances, spoilage allowances, and temporary price reductions. These incentives are recognized as reductions of revenue at the time control is transferred. Coupons are used as an incentive for consumers to purchase various products. The coupons reduce revenue at the time they are offered, based on estimated redemption rates. Promotional contracts are performed by customers to promote the Company’s products to consumers. These incentives reduce revenue at the time of performance through direct payments and accrued promotional funds. Accrued promotional funds are unpaid liabilities for promotional contracts in process or completed at the end of a quarter or fiscal year. Accruals with customers are based on defined performance.

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

Sensitivity of Estimate to Change: While the Company considers all of its tax positions fully supportable, the Company is occasionally challenged by various tax authorities regarding the amount of taxes due. The Company recognizes a tax position in its financial statements when it is more likely than not the position will be sustained upon examination, based on its technical merits. The position is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. A change in judgment related to the expected ultimate resolution of uncertain tax positions will be recognized in earnings in the quarter of such change. As of October 30, 2022, the Company had $21.8 million of unrecognized tax benefits, including estimated interest and penalties, recorded in Other Long-term Liabilities.

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

Sensitivity of Estimate to Change: The Company did not have any business combinations in fiscal 2022. On June 7, 2021, the Company acquired the Planters® snack nuts business for $3.4 billion and used a third-party valuation specialist to perform the valuation of the assets acquired. Refer to Note B - Acquisitions and Divestitures for additional information. The Company acquired tradenames which were determined to have a fair value of $712.0 million. Key assumptions used to calculate the fair value of the tradenames using a relief from royalty model included revenue projections, royalty rates, and discount rates. The Company also identified customer relationships which were assigned a fair value of $51.0 million using the distributor method under the income approach. Assumptions in valuing this asset included future earnings projections, customer attrition rate, and discount rate, among others. The Company believes the estimates applied are based on reasonable assumptions, but which are inherently uncertain. As a result, actual results may differ from the assumptions and judgments used to determine fair value of the assets acquired, which could result in material impairment losses in the future.

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

During the fourth quarter of fiscal 2022, the Company performed a qualitative assessment of goodwill. No goodwill impairment charges were recorded as a result of the testing. The Company last completed quantitative testing in fiscal 2021 and the estimated fair value of each goodwill reporting unit exceeded the calculated carrying value by more than 50 percent. Based on the 2021 testing, a 10 percent decline in projected cash flows or 10 percent increase in the discount rate would not result in an impairment.

The Company also performed qualitative impairment testing for indefinite-lived intangible assets in the fourth quarter of fiscal 2022. No impairment charges were recorded as a result of the testing. The Company last completed quantitative testing in fiscal 2021 and the estimated fair value of each indefinite-lived intangible asset exceeded the carrying value by more than 10 percent. Based on the fiscal 2021 testing, a 10 percent decline in forecasted revenue or 10 percent increase in the discount rate would not result in a material impairment.

Pension and Other Post-Retirement Benefits
Description: The Company sponsors several defined benefit pension and post-retirement health care benefit plans and recognizes the associated expenses, assets, and liabilities.

Judgments and Uncertainties: In accounting for these employment costs and the associated benefit obligations, management must make a variety of assumptions and estimates including mortality rates, discount rates, compensation increases, expected return on plan assets, health care cost trend rates, and interest crediting rates. The Company considers historical data as well as current facts and circumstances when determining these estimates. Expected long-term rate of return on plan assets is based on fair value, composition of the asset portfolio, historical long-term rates of return, and estimates of future performance. Mortality and discount rates used are based on actuarial tables elected at each fiscal year-end. The Company uses third-party specialists to assist in the determination of these estimates and the calculation of certain employee benefit expenses and the outstanding obligation.

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

Sensitivity of Estimate to Change: The assumed discount rate, expected long-term rate of return on plan assets, rate of future compensation increase, interest crediting rate, and the health care cost trend rate have a significant impact on the amounts reported for the benefit plans. For the year ended October 30, 2022, the Company had $1,200.0 million and $212.0 million in pension benefit obligation and post-retirement benefit obligation, respectively. For fiscal 2023, the Company expects pension benefit costs of $37.4 million and post-retirement benefit costs of $12.2 million. A one-percentage-point change in these rates would have the following effects:

	1-Percentage-Point
	Benefit Cost		Benefit Obligation
In millions	Increase	Decrease	Increase	Decrease
Pension Benefits
Discount Rate	$(11.1)	$13.2	$(118.0)	$142.6
Expected Long-term Rate of Return on Plan Assets	(12.0)	12.0	—	—
Rate of Future Compensation Increase	1.3	(1.2)	0.2	(0.2)
Interest Crediting Rate	3.3	(2.8)	8.7	(7.5)
Post-retirement Benefits
Discount Rate	$—	$(1.1)	$(14.9)	$17.3
Health Care Cost Trend Rate	0.8	(0.7)	17.0	(14.9)

As of October 30, 2022, the Company had $88.2 million and $666.1 million of private equity and NAV investments, respectively. These valuations are subject to judgments and assumptions of the funds which may prove to be incorrect, resulting in risks of incorrect valuation of these investments. The Company seeks to mitigate these risks by evaluating the appropriateness of the funds’ judgments and assumptions by reviewing the financial data included in the funds’ financial statements. The Company also holds quarterly meetings with the investment adviser to review fund performance, which include comparisons to the relevant indices. On an annual basis, the Company performs pricing tests on certain underlying investments to gain additional assurance of the reliability of values received from the fund manager.

See Note G - Pension and Other Post-retirement Benefits for additional information.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various forms of market risk as a part of its ongoing business practices. The Company utilizes derivative instruments to mitigate earnings fluctuations due to market volatility.

Commodity Price Risk: The Company is subject to commodity price risk primarily through grain and live hog markets. To reduce these exposures and offset the fluctuations caused by changes in market conditions, the Company employs hedging programs. These programs utilize futures, swaps, and options and are accounted for as cash flow hedges. The fair value of the Company’s cash flow commodity contracts as of October 30, 2022, was $21.6 million compared to $25.2 million as of October 31, 2021. The Company measures its market risk exposure on its cash flow commodity contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices. A 10 percent decrease in the market price would have negatively impacted the fair value of the Company's cash flow commodity contracts as of October 30, 2022, by $31.7 million, which in turn would lower the Company's future cost on purchased commodities by a similar amount.

Interest Rate Risk: The Company is subject to interest rate risk primarily from changes in fair value of long-term fixed rate debt. As of October 30, 2022, the Company’s long-term debt had a fair value of $2.7 billion compared to $3.3 billion as of October 31, 2021. The Company measures its market risk exposure of long-term fixed rate debt using a sensitivity analysis, which considers a 10 percent change in interest rates. A 10 percent decrease in interest rates would have positively impacted the fair value of the Company’s long-term debt as of October 30, 2022, by $90.2 million. A 10 percent increase would have negatively impacted the long-term debt by $84.1 million.

Foreign Currency Exchange Rate Risk: The fair values of certain Company assets are subject to fluctuations in foreign currency exchange rates. The Company's net asset position in foreign currencies as of October 30, 2022, was $652.4 million, compared to $657.2 million as of October 31, 2021, with most of the exposure existing in Chinese yuan and Brazilian real. The Company currently does not use market risk sensitive instruments to manage this risk.

Investment Risk: The Company has corporate-owned life insurance policies classified as trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans. As of October 30, 2022, the balance of these securities totaled $186.2 million compared to $203.0 million as of October 31, 2021. The rabbi trust is invested primarily in fixed income funds. The Company is subject to market risk due to fluctuations in the value of the remaining investments as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis. A 10 percent decline in the value of the investments not held in fixed income funds would have negatively impacted the Company’s pretax earnings by approximately $7.6 million, while a 10 percent increase in value would have a positive impact of the same amount.

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

Based on our evaluation under the framework in Internal Control - Integrated Framework, we concluded that our internal control over financial reporting was effective as of October 30, 2022. Our internal control over financial reporting as of October 30, 2022, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ James P. Snee	/s/ Jacinth C. Smiley
Chairman of the Board,	Executive Vice President
President and Chief Executive Officer	and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hormel Foods Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Hormel Foods Corporation’s internal control over financial reporting as of October 30, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hormel Foods Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 30, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated statements of financial position of the Company as of October 30, 2022 and October 31, 2021, the related consolidated statements of operations, comprehensive income, changes in shareholders’ investment, and cash flows for each of the three years in the period ended October 30, 2022 and the related notes and financial statement schedule listed in the index at Item 15 and our report dated December 6, 2022 expressed an unqualified opinion thereon.

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
December 6, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hormel Foods Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of Hormel Foods Corporation (the Company) as of October 30, 2022 and October 31, 2021, the related consolidated statements of operations, comprehensive income, changes in shareholders’ investment, and cash flows for each of the three years in the period ended October 30, 2022 and the related notes and the financial statement schedule listed in the index at Item 15 (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 30, 2022 and October 31, 2021, and the results of its operations and its cash flows for each of the three years in the period ended October 30, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated December 6, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Alternative Investments - Pension Assets

Description of the Matter
At October 30, 2022, the Company had $1.2 billion in plan assets related to the defined benefit pension plans. Approximately 61% of the total pension assets are in private equity funds, real estate – domestic funds, global stocks – collective investment funds, hedge funds, fixed income – hedge funds, and fixed income – collective investment funds. These types of investments are referred to as “alternative investments.” As documented in Note G of the financial statements, these alternative investments are valued at net asset value (NAV) or are valued using significant unobservable inputs.

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
Minneapolis, Minnesota
December 6, 2022

Consolidated Statements of Operations

	Fiscal Year Ended
	October 30,	October 31,	October 25,
In thousands, except per share amounts	2022	2021	2020
Net Sales	$12,458,806	$11,386,189	$9,608,462
Cost of Products Sold	10,294,120	9,458,283	7,782,498
Gross Profit	2,164,686	1,927,906	1,825,963
Selling, General, and Administrative	879,265	853,071	761,315
Equity in Earnings of Affiliates	27,185	47,763	35,572
Operating Income	1,312,607	1,122,599	1,100,220
Interest and Investment Income	28,012	46,878	35,596
Interest Expense	62,515	43,307	21,069
Earnings Before Income Taxes	1,278,103	1,126,170	1,114,747
Provision for Income Taxes	277,877	217,029	206,393
Net Earnings	1,000,226	909,140	908,354
Less: Net Earnings Attributable to Noncontrolling Interest	239	301	272
Net Earnings Attributable to Hormel Foods Corporation	$999,987	$908,839	$908,082

Net Earnings Per Share:
Basic	$1.84	$1.68	$1.69
Diluted	$1.82	$1.66	$1.66
Weighted-average Shares Outstanding:
Basic	544,918	541,114	538,007
Diluted	549,566	547,580	546,592

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income

	Fiscal Year Ended
	October 30,	October 31,	October 25,
In thousands	2022	2021	2020
Net Earnings	$1,000,226	$909,140	$908,354
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(39,393)	13,379	(10,812)
Pension and Other Benefits	65,587	71,967	15,698
Deferred Hedging	(5,267)	33,034	(284)
Total Other Comprehensive Income (Loss)	20,927	118,380	4,602
Comprehensive Income	1,021,153	1,027,520	912,956
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	(542)	700	624
Comprehensive Income Attributable to Hormel Foods Corporation	$1,021,695	$1,026,820	$912,332

See Notes to Consolidated Financial Statements

Consolidated Statements of Financial Position

	October 30,	October 31,
In thousands, except share and per share amounts	2022	2021
Assets
Cash and Cash Equivalents	$982,107	$613,530
Short-term Marketable Securities	16,149	21,162
Accounts Receivable (Net of Allowance for Doubtful Accounts of $3,507 at October 30, 2022, and $4,033 at October 31, 2021)	867,593	895,719
Inventories	1,716,059	1,369,198
Taxes Receivable	7,177	8,293
Prepaid Expenses and Other Current Assets	48,041	39,914
Total Current Assets	3,637,125	2,947,816
Goodwill	4,925,829	4,929,102
Other Intangibles	1,803,027	1,822,273
Pension Assets	245,566	289,096
Investments In and Receivables from Affiliates	271,058	299,019
Other Assets	283,169	299,907
Property, Plant, and Equipment
Land	74,303	72,133
Buildings	1,398,255	1,332,881
Equipment	2,636,660	2,415,063
Construction in Progress	216,246	316,455
Less: Allowance for Depreciation	(2,184,319)	(2,027,414)
Net Property, Plant, and Equipment	2,141,146	2,109,117
Total Assets	$13,306,919	$12,696,329
Liabilities and Shareholders’ Investment
Accounts Payable	$816,604	$793,310
Accrued Expenses	58,801	51,192
Accrued Marketing Expenses	113,105	114,746
Employee Related Expenses	279,072	269,327
Interest and Dividends Payable	163,963	154,803
Taxes Payable	32,925	23,520
Current Maturities of Long-term Debt	8,796	8,756
Total Current Liabilities	1,473,266	1,415,654
Long-term Debt Less Current Maturities	3,290,549	3,315,147
Pension and Post-retirement Benefits	385,832	546,362
Deferred Income Taxes	475,212	278,183
Other Long-term Liabilities	141,840	162,623
Shareholders’ Investment
Preferred Stock, Par Value $0.01 a Share — Authorized 160,000,000 Shares; Issued — None	—	—
Common Stock, Nonvoting, Par Value $0.01 a Share — Authorized 400,000,000 Shares; Issued — None	—	—
Common Stock, Par Value $0.01465 a Share — Authorized 1,600,000,000 Shares; Issued 546,237,051 Shares October 30, 2022 Issued 542,412,403 Shares October 31, 2021	8,002	7,946
Additional Paid-in Capital	469,468	360,336
Accumulated Other Comprehensive Loss	(255,561)	(277,269)
Retained Earnings	7,313,374	6,881,870
Hormel Foods Corporation Shareholders’ Investment	7,535,284	6,972,883
Noncontrolling Interest	4,936	5,478
Total Shareholders’ Investment	7,540,219	6,978,360
Total Liabilities and Shareholders’ Investment	$13,306,919	$12,696,329

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Shareholders’ Investment

	Hormel Foods Corporation Shareholders
In thousands, except per	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Investment
share amounts	Shares	Amount	Shares	Amount
Balance at October 27, 2019	534,489	$7,830	—	$—	$184,921	$6,128,207	$(399,500)	$4,077	$5,925,535
Net Earnings						908,082		272	908,354
Other Comprehensive Income (Loss)							4,250	352	4,602
Contribution from Non-controlling Interest								77	77
Purchases of Common Stock			(302)	(12,360)					(12,360)
Stock-based Compensation Expense					22,458				22,458
Exercise of Stock Options/ Restricted Shares	5,700	83			82,324				82,407
Shares Retired	(302)	(4)	302	12,360	(149)	(12,207)			—
Declared Dividends — $0.93 per Share						(500,747)			(500,747)
Balance at October 25, 2020	539,887	$7,909	—	$—	$289,554	$6,523,335	$(395,250)	$4,778	$6,430,326
Net Earnings						908,839		301	909,140
Other Comprehensive Income (Loss)							117,981	399	118,380
Purchases of Common Stock			(469)	(19,958)					(19,958)
Stock-based Compensation Expense	38	1			24,743				24,744
Exercise of Stock Options/ Restricted Shares	2,956	43			46,326				46,369
Shares Retired	(469)	(7)	469	19,958	(287)	(19,664)			—
Declared Dividends — $0.98 per Share						(530,640)			(530,640)
Balance at October 31, 2021	542,412	$7,946	—	$—	$360,336	$6,881,870	$(277,269)	$5,478	$6,978,360
Net Earnings						999,987		239	1,000,226
Other Comprehensive Income (Loss)							21,708	(782)	20,927
Stock-based Compensation Expense	37	1			27,786				27,786
Exercise of Stock Options/ Restricted Shares	3,787	55			79,871				79,927
Declared Dividends — $1.04 per Share					1,475	(568,482)			(567,007)
Balance at October 30, 2022	546,237	$8,002	—	$—	$469,468	$7,313,374	$(255,561)	$4,936	$7,540,219

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	October 30,	October 31,	October 25,
In thousands	2022	2021	2020
Operating Activities
Net Earnings	$1,000,226	$909,140	$908,354
Adjustments to Reconcile to Net Cash Provided by (Used in) Operating Activities:
Depreciation	213,026	183,772	165,716
Amortization	49,727	44,634	40,065
Equity in Earnings of Affiliates	(27,185)	(47,763)	(35,572)
Distributions Received from Equity Method Investees	43,039	44,999	37,499
Provision for Deferred Income Taxes	177,000	28,677	32,039
Loss (Gain) on Property/Equipment Sales and Plant Facilities	6,695	3,731	1,793
Non-cash Investment Activities	19,298	(24,215)	(15,315)
Stock-based Compensation Expense	24,943	24,744	22,458
Changes in Operating Assets and Liabilities, Net of Acquisitions:
Decrease (Increase) in Accounts Receivable	28,365	(191,627)	(119,516)
Decrease (Increase) in Inventories	(351,663)	(145,176)	(1,839)
Decrease (Increase) in Prepaid Expenses and Other Current Assets	(15,460)	34,555	5,860
Increase (Decrease) in Pension and Post-retirement Benefits	(29,392)	(15,448)	(10,509)
Increase (Decrease) in Accounts Payable and Accrued Expenses	(14,511)	115,099	111,277
Increase (Decrease) in Net Income Taxes Payable	10,869	36,811	(14,286)
Net Cash Provided by (Used in) Operating Activities	$1,134,977	$1,001,934	$1,128,024
Investing Activities
Net (Purchase) Sale of Securities	$2,493	$(4,364)	$(2,589)
Acquisitions of Businesses and Intangibles	—	(3,396,246)	(270,789)
Purchases of Property and Equipment	(278,918)	(232,416)	(367,501)
Proceeds from Sales of Property and Equipment	1,224	2,216	1,916
Decrease (Increase) in Investments, Equity in Affiliates, and Other Assets	2,404	(343)	(21,124)
Proceeds from Company-owned Life Insurance	14,761	5,315	3,772
Net Cash Provided by (Used in) Investing Activities	$(258,037)	$(3,625,839)	$(656,316)
Financing Activities
Proceeds from Long-term Debt	$—	$2,276,292	$992,381
Repayments of Long-term Debt and Finance Leases	(8,673)	(258,617)	(8,368)
Dividends Paid on Common Stock	(557,839)	(523,114)	(487,376)
Share Repurchase	—	(19,958)	(12,360)
Proceeds from Exercise of Stock Options	79,827	45,919	81,818
Proceeds from Noncontrolling Interest	—	—	77
Net Cash Provided by (Used in) Financing Activities	$(486,684)	$1,520,520	$566,172
Effect of Exchange Rate Changes on Cash	(21,679)	2,606	3,526
Increase (Decrease) in Cash and Cash Equivalents	368,577	(1,100,778)	1,041,407
Cash and Cash Equivalents at Beginning of Year	613,530	1,714,309	672,901
Cash and Cash Equivalents at End of Year	$982,107	$613,530	$1,714,309

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

Fiscal Year: The Company’s fiscal year ends on the last Sunday in October. Fiscal years 2022 and 2020 consisted of 52 weeks. Fiscal year 2021 consisted of 53 weeks. Fiscal year 2023 will consist of 52 weeks.

Cash and Cash Equivalents: The Company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents. The Company’s cash equivalents as of October 30, 2022, and October 31, 2021, consisted primarily of bank deposits, money market funds rated AAA, or other highly liquid investment accounts. The Net Asset Value (NAV) of the Company’s money market funds is based on the market value of the securities in the portfolio.

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

Compensation: The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred compensation plans. Under the plans, participants can defer certain types of compensation and elect to receive a return on the deferred amounts based on the changes in fair value of various investment options, primarily a variety of mutual funds. The Company has corporate-owned life insurance policies on certain participants in the deferred compensation plans. The cash surrender value of the policies is included in Other Assets on the Consolidated Statements of Financial Position. The securities held by the trust are classified as trading securities. Therefore, unrealized gains and losses associated with these investments are included in the Company’s earnings. Securities held by the trust generated gains (losses) of $(16.8) million, $21.2 million, and $7.0 million for fiscal years 2022, 2021, and 2020, respectively.

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

Impairment of Long-Lived Assets and Definite-Lived Intangible Assets: Definite-lived intangible assets are amortized over their estimated useful lives. The Company reviews long-lived assets and definite-lived intangible assets for impairment annually, or more frequently when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets and any related goodwill, the carrying value is reduced to the estimated fair value. The Company recorded no material impairment charges for long-lived or definite-lived assets in fiscal years 2022, 2021, or 2020.

Goodwill and Other Indefinite-Lived Intangibles: Indefinite-lived intangible assets are originally recorded at their estimated fair values at date of acquisition. Goodwill is the residual after allocating the purchase price to net assets acquired. Acquired goodwill and other indefinite-lived intangible assets are allocated to reporting units that will receive the related benefits. Goodwill and indefinite-lived intangible assets are tested annually for impairment during the fourth quarter following the annual planning process or more frequently if impairment indicators arise. See additional discussion regarding the Company’s goodwill and intangible assets in Note C - Goodwill and Intangible Assets.

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

During the fourth quarter of fiscal 2022, the Company completed its annual goodwill impairment tests and performed qualitative assessments. No impairment charges were recorded as a result of the qualitative assessments in fiscal years 2022 and 2020 and quantitative assessments in fiscal year 2021.

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

If performed, the quantitative impairment test compares the fair value and carrying amount of the indefinite-lived intangible asset. The fair value of indefinite-lived intangible assets is primarily determined on the basis of estimated discounted value using the relief from royalty method (Level 3), which incorporates assumptions regarding future sales projections, discount rates and royalty rates. If the carrying amount exceeds fair value, the indefinite-lived intangible asset is considered impaired, and an impairment charge is recorded for the difference. Even if not required, the Company may elect to perform the quantitative test in order to gain further assurance in the qualitative assessment.

During the fourth quarter of fiscal 2022, the Company completed its annual indefinite-lived asset impairment tests by performing qualitative assessments. No impairment charges were recorded as a result of the qualitative assessments in fiscal years 2022 and 2020 and quantitative assessments in fiscal year 2021.

Pension and Other Post-retirement Benefits: The Company has elected to use the corridor approach to recognize expenses related to its defined benefit pension and other post-retirement benefit plans. Under the corridor approach, actuarial gains or losses resulting from experience and changes in assumptions are deferred and amortized over future periods. For the defined benefit pension plans, the unrecognized gains and losses are amortized when the net gain or loss exceeds 10 percent of the greater of the projected benefit obligation or the fair value of plan assets at the beginning of the year. For the other post-retirement plans, the unrecognized gains and losses are amortized when the net gain or loss exceeds 10 percent of the accumulated pension benefit obligation at the beginning of the year. For plans with primarily active participants, net gains or losses in excess of the corridor are amortized over the average remaining service period of participating employees expected to receive benefits under those plans. For plans with primarily inactive participants, net gains or losses in excess of the corridor are amortized over the average remaining life of the participants receiving benefits under those plans.

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

Foreign Currency Translation: Assets and liabilities denominated in foreign currency are translated at the current exchange rate as of the date of the Consolidated Statements of Financial Position. Amounts in the Consolidated Statements of Operations are translated at the average monthly exchange rate. Translation adjustments resulting from fluctuations in exchange rates are recorded as a component of Accumulated Other Comprehensive Loss within Shareholders’ Investment.

When calculating foreign currency translation, the Company deemed its foreign investments to be permanent in nature and has not provided for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars.

Derivatives and Hedging Activity: The Company uses derivative instruments to manage its exposure to commodity prices and interest rates. The derivative instruments are recorded at fair value on the Consolidated Statements of Financial Position. The cash flow impacts from the derivative instruments are primarily included in Operating Activities on the Consolidated Statements of Cash Flows. Additional information on hedging activities is presented in Note F - Derivatives and Hedging.

Equity Method Investments: The Company has a number of investments in joint ventures where its voting interests are in excess of 20 percent but not greater than 50 percent and for which there are no other indicators of control. The Company accounts for such investments under the equity method of accounting and its underlying share of each investee’s equity, along with any related receivables from affiliates, is reported in the Consolidated Statements of Financial Position as part of Investments In and Receivables from Affiliates.

The Company regularly monitors and evaluates the fair value of its equity investments. If events and circumstances indicate that a decline in the fair value of these assets has occurred and is other than temporary, the Company will record a charge in Equity in Earnings of Affiliates in the Consolidated Statements of Operations. The Company did not record an impairment charge on any of its equity investments in fiscal years 2022, 2021, or 2020. See additional information pertaining to the Company’s equity method investments in Note D - Investments In and Receivables From Affiliates.

Revenue Recognition: The Company’s customer contracts predominantly contain a single performance obligation to fulfill customer orders for the purchase of specified products. Revenue from product sales is primarily identified by purchase orders (“contracts”), which in some cases are governed by a master sales agreement. The purchase orders in combination with the invoice typically specify quantity and product(s) ordered, shipping terms, and certain aspects of the transaction price including discounts. Contracts are at standalone pricing or governed by pricing lists or brackets. The Company's revenue is recognized at the point in time when performance obligations have been satisfied and control of the product has transferred to the customer. This is typically once the shipped product is received or picked up by the customer. Revenue is recognized at the net consideration the Company expects to receive in exchange for the goods. The amount of net consideration recognized includes estimates of variable consideration, including costs for trade promotion programs, consumer incentives, and allowances and discounts associated with distressed or potentially unsaleable products.

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

The Company promotes products through advertising, consumer incentives, and trade promotions. These programs include discounts, slotting fees, coupons, rebates, and in-store display incentives. Customer trade promotion and consumer incentive activities are recorded as a reduction to the sale price based on amounts estimated as variable consideration. The Company estimates variable consideration at the expected value method to determine the total consideration which the Company expects to be entitled. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company’s estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of anticipated performance and all information (historical, current, and forecasted) that is reasonably available.

The Company discloses revenue by reportable segment, sales channel, and class of similar product in Note P - Segment Reporting.

Allowance for Doubtful Accounts: The Company estimates the Allowance for Doubtful Accounts based on a combination of factors, evaluations, and historical data while considering current and future economic conditions.

Advertising Expenses: Advertising costs are included in Selling, General, and Administrative and expensed when incurred. Advertising expenses include all media advertising but exclude the costs associated with samples, demonstrations, and market research. Advertising costs for fiscal years 2022, 2021, and 2020 were $157.3 million, $138.5 million, and $123.6 million, respectively.

Shipping and Handling Costs: The Company’s shipping and handling expenses are included in Cost of Products Sold on the Consolidated Statements of Operations.

Research and Development Expenses: Research and development costs are expensed as incurred and are included in Selling, General, and Administrative expenses on the Consolidated Statements of Operations. Research and development expenses incurred for fiscal years 2022, 2021, and 2020 were $34.7 million, $33.6 million, and $31.9 million, respectively.

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

Accounting Changes and Recent Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

Fiscal 2022

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740). The updated guidance simplifies the accounting for income taxes by removing certain exceptions in Topic 740 and clarifying and amending existing guidance. The amendments are effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company adopted the provisions of this new accounting standard at the beginning of fiscal 2022 and adoption did not have a material impact on its consolidated financial statements.

Fiscal 2021

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

Planters® is an iconic snack brand and this acquisition significantly expands the Company's presence, and should broaden the scope for future acquisitions, in the growing snacking space. Operating results for this acquisition have been included in the Company's Consolidated Statements of Operations from the date of acquisition and are reflected in the Grocery Products, Refrigerated Foods, and International & Other segments. The acquisition contributed $1.0 billion and $410.8 million of net sales during fiscal 2022 and fiscal 2021, respectively. As the acquisition has been integrated within the Company's existing operations, post-acquisition net earnings are not discernible.
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

In thousands	Purchase Price Allocation
Inventory	$149,224
Property, Plant, and Equipment	170,958
Goodwill	2,313,064
Other Intangibles:
Tradenames	712,000
Customer Relationships	51,000
Purchase Price	$3,396,246

Goodwill is calculated as the excess of the purchase price over the fair values of the identifiable net assets acquired and is deductible for tax purposes. The goodwill recorded as part of the acquisition primarily reflects the value of the potential to expand the Company's presence in the growing snacking space and serve as a platform for innovation.

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

	Fiscal Year Ended
In thousands	October 31, 2021	October 25, 2020
Pro Forma Net Sales	$12,061,686	$10,657,992
Pro Forma Net Earnings Attributable to Hormel Foods Corporation	985,881	934,783

The pro forma results include charges for depreciation and amortization of acquired assets and interest expense on debt issued to finance the acquisition, as well as the related income taxes. The pro forma results for the fiscal year ended October 25, 2020, also include nonrecurring adjustments relating to the recognition of transaction costs incurred and revaluation of inventory acquired, along with the related income tax effects, which in the aggregate reduce pro forma net earnings by $41.1 million. The pro forma results for the fiscal year ended October 31, 2021, include an adjustment to add back the transaction costs incurred and revaluation of inventory acquired in those periods, along with the related income tax effects, since those costs are reflected in the preceding fiscal year on a pro forma basis.

On March 2, 2020, the Company acquired the assets comprising the Sadler's Smokehouse business (Sadler's) for a final purchase price of $270.8 million. Sadler's is an authentic, pit-smoked meats business based in Henderson, Texas. This acquisition has strengthened the Company's foodservice position and provided an opportunity to further extend the Sadler's product line into the retail channel.

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

Note C
Goodwill and Intangible Assets

Goodwill: The changes in the carrying amount of goodwill for the fiscal years ended October 30, 2022, and October 31, 2021, are:

In thousands	Grocery Products	Refrigerated Foods	Jennie-O Turkey Store	International & Other	Total
Balance at October 25, 2020	$632,301	$1,607,005	$176,628	$196,793	$2,612,727
Goodwill Acquired	1,766,053	487,416	—	59,595	2,313,064
Foreign Currency Translation	—	—	—	3,311	3,311
Balance at October 31, 2021	$2,398,354	$2,094,421	$176,628	$259,699	$4,929,102
Foreign Currency Translation	—	—	—	(3,273)	(3,273)
Balance at October 30, 2022	$2,398,354	$2,094,421	$176,628	$256,427	$4,925,829

The increase in goodwill during fiscal 2021 reflects the acquisition of the Planters® snack nuts business. See Note B - Acquisitions and Divestitures for additional information.

Intangible Assets: The carrying amounts for indefinite-lived intangible assets are:

	October 30,	October 31,
In thousands	2022	2021
Brands/Tradenames/Trademarks	$1,665,190	$1,665,190
Other Intangibles	184	184
Foreign Currency Translation	(6,599)	(6,646)
Total	$1,658,775	$1,658,728

The gross carrying amount and accumulated amortization for definite-lived intangible assets are:

	October 30, 2022		October 31, 2021
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
In thousands	Amount	Amortization	Amount	Amortization
Customer Lists/Relationships	$168,239	$(69,779)	$168,239	$(56,882)
Other Intangibles	59,241	(11,606)	60,241	(8,356)
Tradenames/Trademarks	10,536	(7,828)	10,536	(5,700)
Foreign Currency Translation	—	(4,551)	—	(4,534)
Total	$238,016	$(93,764)	$239,016	$(75,471)

Amortization expense for the last three fiscal years was:

In thousands
2022	$19,274
2021	17,518
2020	14,251

Estimated annual amortization expense for the five fiscal years after October 30, 2022, is as follows:

In thousands
2023	$18,320
2024	16,331
2025	14,628
2026	14,172
2027	13,940

During the fourth quarter of fiscal years 2022, 2021, and 2020, the Company completed the required annual impairment tests of indefinite-lived intangible assets and goodwill. No impairment was indicated. Useful lives of intangible assets were also reviewed during this process with no material changes identified.

Note D
Investments In and Receivables From Affiliates

Investments In and Receivables from Affiliates consists of:

In thousands	Segment	Percent Owned	October 30, 2022	October 31, 2021
MegaMex Foods, LLC	Grocery Products	50%	$182,939	$205,413
Other Joint Ventures	International & Other	Various (20 – 50%)	88,119	93,606
Total			$271,058	$299,019

Equity in Earnings of Affiliates consists of:

In thousands	Segment	Fiscal Year Ended
		October 30, 2022	October 31, 2021	October 25, 2020
MegaMex Foods, LLC	Grocery Products	$19,861	$38,178	$31,919
Other Joint Ventures	International & Other	7,324	9,585	3,653
Total		$27,185	$47,763	$35,572

Dividends received from affiliates for the fiscal years ended October 30, 2022, October 31, 2021, and October 25, 2020, were $43.0 million, $45.0 million, and $37.5 million, respectively.

The Company recognized a basis difference of $21.3 million associated with the formation of MegaMex Foods, LLC, of which $10.2 million is remaining as of October 30, 2022. This difference is being amortized through Equity in Earnings of Affiliates.

Note E
Inventories

Principal components of inventories are:

In thousands	October 30, 2022	October 31, 2021
Finished Products	$974,160	$725,115
Raw Materials and Work-in-Process	440,193	395,403
Operating Supplies	206,289	163,416
Maintenance Materials and Parts	95,417	85,264
Total	$1,716,059	$1,369,198

Note F
Derivatives and Hedging

The Company uses hedging programs to manage risk associated with commodity purchases and interest rates. These programs utilize futures, swaps, and options contracts to manage the Company’s exposure to market fluctuations. The Company has determined its designated hedging programs to be highly effective in offsetting the changes in fair value or cash flows generated by the items hedged. Effectiveness testing is performed on a quarterly basis to ascertain a high level of effectiveness for cash flow and fair value hedging programs. If the requirements of hedge accounting are no longer met, hedge accounting is discontinued immediately and any future changes to fair value are recorded directly through earnings.

Cash Flow Commodity Hedges: The Company designates grain and lean hog futures, swaps, and options used to offset price fluctuations in the Company’s future grain and hog purchases as cash flow hedges. Effective gains or losses related to these cash flow hedges are reported in Accumulated Other Comprehensive Loss (AOCL) and reclassified into earnings, through Cost of Products Sold, in the periods in which the hedged transactions affect earnings. The Company typically does not hedge its grain exposure beyond the next two upcoming fiscal years and its hog exposure beyond the next fiscal year.

Fair Value Commodity Hedges:  The Company designates the futures it uses to minimize the price risk assumed when fixed forward priced contracts are offered to the Company’s commodity suppliers as fair value hedges. The intent of the program is to make the forward priced commodities cost nearly the same as cash market purchases at the date of delivery. Changes in the fair value of the futures contracts, along with the gain or loss on the hedged purchase commitment, are marked-to-market through earnings and recorded on the Consolidated Statements of Financial Position as a Current Asset and Current Liability, respectively. Gains or losses related to these fair value hedges are recognized through Cost of Products Sold in the periods in which the hedged transactions affect earnings.

Cash Flow Interest Rate Hedges: In the second quarter of fiscal 2021, the Company designated two separate interest rate locks as cash flow hedges to manage interest rate risk associated with the anticipated debt transactions required to fund the acquisition of the Planters® snack nuts business. The total notional amount of the Company's locks was $1.25 billion. In the third quarter of fiscal 2021, the associated unsecured senior notes were issued with a tenor of seven and thirty years and both locks were lifted (See Note L - Long-term Debt and Other Borrowing Arrangements). Mark-to-market gains and losses on these instruments were deferred as a component of AOCL. The resulting gain in AOCL is reclassified to Interest Expense in the period in which the hedged transactions affect earnings.

Fair Value Interest Rate Hedge: In the first quarter of fiscal 2022, the Company entered into an interest rate swap to protect against changes in the fair value of a portion of previously issued senior unsecured notes attributable to the change in the benchmark interest rate. The hedge specifically designated the last $450 million of the notes due June 2024 (the “2024 Notes”). The Company terminated the swap in the fourth quarter of fiscal 2022. The loss related to the swap was recorded as a fair value hedging adjustment to the hedged debt and will be amortized into earnings over the remaining life of the debt.

Other Derivatives:  The Company holds certain futures contract positions as part of a merchandising program and to manage the Company’s exposure to fluctuations in commodity markets. The Company has not applied hedge accounting to these positions. Activity related to derivatives not designated as hedges is immaterial to the consolidated financial statements.

Volume: The Company's outstanding contracts related to its commodity hedging programs include:

Volume
Commodity Contracts	October 30, 2022	October 31, 2021
Corn	34.3 million bushels	33.1 million bushels
Lean Hogs	177.5 million pounds	120.0 million pounds

Fair Value of Derivatives: The fair values of the Company’s derivative instruments designated as hedges are:

	Location on Consolidated	Gross Fair Value(1)
In thousands	Statements of Financial Position	October 30, 2022	October 31, 2021
Commodity Contracts	Other Current Assets	$13,504	$21,798
(1) Amounts represent the gross fair value of commodity derivative assets and liabilities. The Company nets the derivative assets and liabilities for each of its commodity hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract. The amount or timing of cash collateral balances may impact the classification of the commodity derivative in the Consolidated Statements of Financial Position. The gross asset position as of October 30, 2022, is offset by the obligation to return cash collateral of $1.3 million contained within the master netting arrangement. The gross asset position as of October 31, 2021, is offset by the obligation to return cash collateral of $10.8 million. See Note I - Fair Value Measurements for a discussion of these net amounts as reported in the Consolidated Statements of Financial Position.

Fair Value Hedge - Assets (Liabilities): The carrying amount of the Company’s fair value hedge assets (liabilities) are:

	Location on Consolidated	Carrying Amount of the Hedged Assets/(Liabilities)
In thousands	Statements of Financial Position	October 30, 2022	October 31, 2021
Commodity Contracts	Accounts Payable(1)	$5,725	$3,432
Interest Rate Contracts	Long-term Debt - Less Current Maturities(2)	(430,050)	—
(1) Represents the carrying amount of fair value hedged assets and liabilities which are offset by other assets included in master netting arrangements described above.
(2) Represents the carrying amount of the hedged portion of the "2024 Notes". As of October 30, 2022, the carrying amount of the "2024 Notes" included a cumulative fair value hedging adjustment of $20.0 million from discontinued hedges.

Accumulated Other Comprehensive Loss Impact: As of October 30, 2022, the Company included in AOCL hedging gains (before tax) of $26.0 million on commodity contracts and $13.5 million related to interest rate settled positions. The Company expects to recognize the majority of the gains on commodity contracts over the next twelve months. Gains on interest rate contracts offset the hedged interest payments over the tenor of the associated debt instruments.

The effect of AOCL for gains or losses (before tax) related to the Company's derivative instruments are:

	Gain/(Loss) Recognized in AOCL(1)		Location on Consolidated Statements of Operations	Gain/(Loss) Reclassified from AOCL into Earnings(1)
In thousands	Fiscal Year Ended			Fiscal Year Ended
Cash Flow Hedges:	October 30, 2022	October 31, 2021		October 30, 2022	October 31, 2021
Commodity Contracts	$56,371	$59,143	Cost of Products Sold	$57,592	$31,044
Excluded Component(2)	(4,748)	1,078		—	—
Interest Rate Contracts	—	14,864	Interest Expense	988	399
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

Consolidated Statements of Operations Impact: The effect on the Consolidated Statements of Operations for gains or losses (before tax) related to the Company's derivative instruments are:

	Consolidated Statement of Operations Impact
	Fiscal Year Ended
In thousands	October 30, 2022	October 31, 2021	October 25, 2020
Net Earnings Attributable to Hormel Foods Corporation	$999,987	$908,839	$908,082

Cash Flow Hedges - Commodity Contracts
Gain (Loss) Reclassified from AOCL	55,350	31,787	(37,834)
Amortization of Excluded Component from Options	(4,369)	(3,033)	—
Gain (Loss) Due to Discontinuance of Cash Flow Hedges(1)	2,242	(743)	—
Fair Value Hedges - Commodity Contracts
Gain (Loss) on Commodity Futures(2)	(18,122)	(28,078)	13,192
Total Gain (Loss) on Commodity Contracts(3)	$35,101	$(67)	$(24,642)

Cash Flow Hedges - Interest Rate Locks
Amortization of Gain on Interest Rate Locks	988	399	—
Fair Value Hedge - Interest Rate Swap
Gain (Loss) on Interest Rate Swap	928	—	—
Amortization of Loss Due to Discontinuance of Fair Value Hedge(4)	(1,923)	—	—
Total Gain (Loss) on Interest Rate Contracts(5)	$(7)	$399	$—

Total Gain (Loss) Recognized in Earnings	$35,094	$332	$(24,642)

(1) In fiscal years ended 2022 and 2021, the Company discontinued hedge accounting related to corn usage deemed to no longer probable to occur resulting in the immediate recognition of gains of $2.2 million (1.0 million bushels) and losses of $0.7 million (2.8 million bushels), respectively.
(2) Represents gains or losses on commodity contracts designated as fair value hedges that were closed during the year, which were offset by a corresponding gain or loss on the underlying hedged purchase commitment. Additional gains or losses related to changes in the fair value of open commodity contracts, along with the offsetting gain or loss on the hedged purchase commitment, are also marked-to-market through earnings with no impact on a net basis.
(3) Total Gain (Loss) on Commodity Contracts is recognized in earnings through Cost of Products Sold.
(4) Represents the fair value hedging adjustment amortized into earnings.
(5) Total Loss on Interest Rate Contracts is recognized in earnings through Interest Expense.

Note G
Pension and Other Post-retirement Benefits

The Company has several defined benefit plans and defined contribution plans covering most employees. Benefits for defined benefit pension plans covering hourly employees are provided based on stated amounts for each year of service, while plan benefits covering salaried employees are based on final average compensation, age and years of service. In the fourth quarter of fiscal 2022, an amendment was enacted for the salaried pension plan which changed the design from a stable value benefit to a cash balance benefit effective January 1, 2023. The cash balance design establishes hypothetical accounts for employees that are credited with an amount equal to a specified percentage of their pay plus interest. Total costs associated with the Company’s defined contribution benefit plans in fiscal years 2022, 2021, and 2020 were $47.9 million, $46.7 million, and $44.5 million, respectively.

Certain groups of employees are eligible for post-retirement health or welfare benefits. Benefits for retired employees vary for each group depending on respective retirement dates and applicable plan coverage in effect. Contribution requirements for retired employees are governed by the Retiree Health Care Payment Program and may change each year as the cost to provide coverage is determined.

Net periodic cost of defined benefit plans included the following for fiscal years ending:

	Pension Benefits			Post-retirement Benefits
In thousands	October 30, 2022	October 31, 2021	October 25, 2020	October 30, 2022	October 31, 2021	October 25, 2020
Service Cost	$40,076	$37,127	$35,584	$469	$533	$770
Interest Cost	50,558	50,399	53,642	7,684	7,945	9,306
Expected Return on Plan Assets	(108,248)	(102,693)	(101,283)	—	—	—
Amortization of Prior Service Cost	(1,496)	(1,496)	(2,168)	8	(669)	(2,651)
Recognized Actuarial Loss	12,530	22,742	22,383	2,439	2,020	1,045
Net Periodic Cost	$(6,581)	$6,080	$8,158	$10,600	$9,830	$8,470

Non-service cost components of net pension and post-retirement benefit cost are presented within Interest and Investment Income on the Consolidated Statements of Operations.

Actuarial gains and losses and any adjustments resulting from plan amendments are deferred and amortized over periods ranging from 8 to 21 years for pension benefits and 13 to 14 years for post-retirement benefits. The following amounts have not been recognized in net periodic pension cost and are included in Accumulated Other Comprehensive Loss:

	Pension Benefits		Post-retirement Benefits
In thousands	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Unrecognized Prior Service Credit	$(2,399)	$(3,624)	$(146)	$(154)
Unrecognized Actuarial (Losses) Gains	(272,401)	(305,433)	18,044	(35,616)

The following is a reconciliation of the beginning and ending balances of the benefit obligation, fair value of plan assets, and funded status of the plans as of the measurement dates:

	Pension Benefits		Post-retirement Benefits
In thousands	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Change in Benefit Obligation:
Benefit Obligation at Beginning of Year	$1,711,958	$1,666,886	$274,666	$285,293
Service Cost	40,076	37,127	469	533
Interest Cost	50,558	50,399	7,684	7,945
Actuarial (Gain) Loss(1)	(515,995)	34,247	(51,219)	1,539
Plan Amendments	(2,722)	—	—	—
Participant Contributions	—	—	1,808	2,113
Medicare Part D Subsidy	—	—	448	461
Benefits Paid	(83,862)	(76,702)	(21,868)	(23,218)
Benefit Obligation at End of Year	$1,200,013	$1,711,958	$211,986	$274,666
(1) Actuarial gains in fiscal 2022 were primarily due to the change in the discount rate assumptions utilized in measuring plan obligations.

	Pension Benefits		Post-retirement Benefits
In thousands	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$1,698,596	$1,553,532	$—	$—
Actual Return on Plan Assets	(387,244)	211,054	—	—
Participant Contributions	—	—	1,808	2,113
Employer Contributions	12,711	10,712	20,060	21,105
Benefits Paid	(83,862)	(76,702)	(21,868)	(23,218)
Fair Value of Plan Assets at End of Year	$1,240,200	$1,698,596	$—	$—
Funded Status at End of Year	$40,187	$(13,362)	$(211,986)	$(274,666)

Amounts recognized in the Consolidated Statements of Financial Position are as follows:

	Pension Benefits		Post-retirement Benefits
In thousands	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Pension Assets	$245,566	$289,096	$—	$—
Employee-related Expenses	(11,571)	(11,173)	(19,962)	(19,589)
Pension and Post-retirement Benefits	(193,808)	(291,285)	(192,024)	(255,077)
Net Amount Recognized	$40,187	$(13,362)	$(211,986)	$(274,666)

The accumulated benefit obligation for all pension plans was $1.2 billion and $1.7 billion as of October 30, 2022, and October 31, 2021, respectively. The following table provides information for pension plans with projected and accumulated benefit obligations in excess of plan assets:

In thousands	October 30, 2022	October 31, 2021
Projected Benefit Obligation	$205,379	$302,458
Accumulated Benefit Obligation	204,302	292,877
Fair Value of Plan Assets	—	—

Weighted-average assumptions used to determine benefit obligations are as follows:

	October 30, 2022	October 31, 2021
Discount Rate	5.92%	3.00%
Rate of Future Compensation Increase (For Plans that Base Benefits on Final Compensation Level)	3.95%	4.14%
Interest Crediting Rate (For Cash Balance Plan)(1)	4.42%	—
(1) Cash balance plan enacted in the fourth quarter of fiscal 2022.

Weighted-average assumptions used to determine net periodic benefit costs are as follows:

	October 30, 2022	October 31, 2021	October 25, 2020
Discount Rate	3.00%	3.06%	3.37%
Rate of Future Compensation Increase (For Plans that Base Benefits on Final Compensation Level)	4.14%	4.09%	4.06%
Expected Long-term Return on Plan Assets	6.50%	6.75%	7.00%

The expected long-term rate of return on plan assets is based on fair value and developed in consultation with outside advisors. A range is determined based on the composition of the asset portfolio, historical long-term rates of return, and estimates of future performance. The interest crediting rate is determined annually based on the U.S. 30-year Treasury rate with a floor of 2.65 percent.

For measurement purposes, an 8 percent annual rate of increase in the per capita cost of covered health care benefits for pre-Medicare and post-Medicare retirees’ coverage is assumed for 2023. The pre-Medicare and post-Medicare rate is assumed to decrease to 5 percent for 2028 and remain steady thereafter.

The Company’s funding policy is to make annual contributions of not less than the minimum required by applicable regulations. The Company expects to make contributions of $32.5 million during fiscal 2023 which represent benefit payments for unfunded plans.

Benefits expected to be paid over the next ten fiscal years are as follows:

In thousands	Pension Benefits	Post-retirement Benefits
2023	$81,447	$20,548
2024	84,199	20,176
2025	87,441	19,640
2026	90,959	19,031
2027	95,094	18,370
2028-2032	501,359	80,186

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

The actual and target weighted-average asset allocations for the Company’s pension plan assets as of the plan measurement date are as follows:

	October 30, 2022		October 31, 2021
Asset Category	Actual %	Target Range %	Actual %	Target Range %
Fixed Income	43.3	40-60	43.8	35-60
Global Stocks	36.9	20-55	40.7	20-55
Real Estate	8.6	0-10	5.3	0-10
Private Equity	7.1	0-10	6.4	0-10
Hedge Funds	2.1	0-10	2.6	0-10
Cash and Cash Equivalents	1.9	0-5	1.1	—

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

	Fair Value Measurements as of October 30, 2022
In thousands	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan Assets in Fair Value Hierarchy
Cash Equivalents(1)	$23,162	$—	$23,162	$—
Private Equity(2)
Domestic	37,032	—	—	37,032
International	51,122	—	—	51,122
Fixed Income(3)
U.S. Government Issues	166,461	109,643	56,818	—
Municipal Issues	10,541	—	10,541	—
Corporate Issues – Domestic	244,044	—	244,044	—
Corporate Issues – Foreign	41,759	—	41,759	—
Global Stocks - Mutual Funds(4)	—	—	—	—
Plan Assets in Fair Value Hierarchy	$574,121	$109,643	$376,324	$88,154

Plan Assets at Net Asset Value
Real Estate – Domestic(5)	$106,951
Global Stocks - Collective Investment Funds(6)	458,045
Hedge Funds(7)	26,273
Fixed Income - Hedge Funds(8)	62,025
Fixed Income - Collective Investment Funds(9)	12,785
Plan Assets at Net Asset Value	$666,080
Total Plan Assets at Fair Value	$1,240,200

	Fair Value Measurements as of October 31, 2021
In thousands	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan Assets in Fair Value Hierarchy
Cash Equivalents(1)	$19,328	$—	$19,328	$—
Private Equity(2)
Domestic	53,229	—	—	53,229
International	56,190	—	—	56,190
Fixed Income(3)
U.S. Government Issues	262,181	164,357	97,824	—
Municipal Issues	14,024	—	14,024	—
Corporate Issues – Domestic	321,639	—	321,639	—
Corporate Issues – Foreign	56,102	—	56,102	—
Global Stocks - Mutual Funds(4)	94,115	94,115	—	—
Plan Assets in Fair Value Hierarchy	$876,808	$258,472	$508,917	$109,419

Plan Assets at Net Asset Value
Real Estate – Domestic(5)	$90,106
Global Stocks - Collective Investment Funds(6)	596,985
Hedge Funds(7)	44,848
Fixed Income - Hedge Funds(8)	62,609
Fixed Income - Collective Investment Funds(9)	27,239
Plan Assets at Net Asset Value	$821,787
Total Plan Assets at Fair Value	$1,698,596

The following is a description of the valuation methodologies used for instruments measured at fair value, including the general classification of such instruments:

(1) Cash Equivalents: These Level 2 investments consist primarily of highly liquid money market mutual funds traded in active markets in addition to highly liquid futures and T-bills with an observable daily settlement price.

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

(4) Global Stocks - Mutual Funds: These Level 1 investments include open-ended mutual funds consisting of a mix of U.S. common stocks and foreign common stocks, which are valued at closing price reported on the active market in which the fund is traded. The investment strategy is to obtain long term capital appreciation by focusing on companies generating above average earnings growth and are leading growth businesses in the marketplace. There are no restrictions on redemptions.

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

A reconciliation of the beginning and ending balance of the investments measured at fair value using significant unobservable inputs (Level 3) is as follows:

In thousands	October 30, 2022	October 31, 2021
Fair Value at Beginning of Year	$109,419	$83,838
Purchases, Issuances, and Settlements (Net)	(29,188)	(23,151)
Unrealized Gains (Losses)(1)	(18,027)	26,879
Realized Gains	(604)	604
Interest and Dividend Income	26,554	21,248
Fair Value at End of Year	$88,154	$109,419
 (1) Included in Accumulated Other Comprehensive Loss in the Consolidated Statements of Financial Position.

During fiscal 2022, the value of the Level 3 investments ranged from $75.2 million to $109.4 million, with an average value of $91.8 million.

The Company has commitments totaling $131.5 million for the private equity investments within the pension plans. The unfunded private equity commitment balance for each investment category is as follows:

In thousands	October 30, 2022	October 31, 2021
Domestic Equity	$2,146	$81
International Equity	10,466	9,794
Unfunded Commitment Balance	$12,612	$9,875

Funding for future private equity capital calls will come from existing pension plan assets and not from additional cash contributions by the Company.

Note H
Accumulated Other Comprehensive Loss

Components of Accumulated Other Comprehensive Loss are as follows:

In thousands	Foreign Currency Translation	Pension & Other Benefits		Derivatives & Hedging		Accumulated Other Comprehensive Loss
Balance at October 27, 2019	$(52,996)	$(348,877)		$2,373		$(399,500)
Unrecognized Gains (Losses)
Gross	(11,164)	2,003		(38,213)		(47,374)
Tax Effect	—	(404)		9,324		8,920
Reclassification into Net Earnings
Gross	—	18,609	(1)	37,834	(2)	56,443
Tax Effect	—	(4,510)		(9,229)		(13,739)
Net of Tax Amount	(11,164)	15,698		(284)		4,250
Balance at October 25, 2020	$(64,161)	$(333,178)		$2,089		$(395,250)
Unrecognized Gains (Losses)
Gross	12,980	72,623		75,084		160,687
Tax Effect	—	(17,715)		(18,259)		(35,974)
Reclassification into Net Earnings
Gross	—	22,597	(1)	(31,443)	(2)	(8,846)
Tax Effect	—	(5,538)		7,652		2,114
Net of Tax Amount	12,980	71,967		33,034		117,981
Balance at October 31, 2021	$(51,181)	$(261,211)		$35,123		$(277,269)
Unrecognized Gains (Losses)
Gross	(38,612)	73,361		51,623		86,372
Tax Effect	—	(17,942)		(12,384)		(30,326)
Reclassification into Net Earnings
Gross	—	13,481	(1)	(58,580)	(2)	(45,099)
Tax Effect	—	(3,312)		14,073		10,761
Net of Tax Amount	(38,612)	65,587		(5,267)		21,708
Balance at October 30, 2022	$(89,793)	$(195,624)		$29,856		$(255,561)

(1) Included in computation of net periodic cost. See Note G - Pension and Other Post-retirement Benefits for additional information.
(2) Included in Cost of Products Sold and Interest Expense in the Consolidated Statements of Operations. See Note F - Derivatives and Hedging for additional information.

Note I
Fair Value Measurements

The Company’s financial assets and liabilities carried at fair value on a recurring basis as of October 30, 2022, and October 31, 2021, and their level within the fair value hierarchy are presented in the table below.

	Fair Value Measurements at October 30, 2022
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In thousands
Assets at Fair Value
Cash and Cash Equivalents(1)	$982,107	$980,730	$1,377	$—
Short-term Marketable Securities(2)	16,149	8,763	7,386	—
Other Trading Securities(3)	186,243	—	186,243	—
Commodity Derivatives(4)	12,448	12,228	220	—
Total Assets at Fair Value	$1,196,947	$1,001,721	$195,226	$—
Liabilities at Fair Value
Deferred Compensation(3)	$57,790	$—	$57,790	$—
Total Liabilities at Fair Value	$57,790	$—	$57,790	$—

	Fair Value Measurements at October 31, 2021
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In thousands
Assets at Fair Value
Cash and Cash Equivalents(1)	$613,530	$611,111	$2,419	$—
Short-term Marketable Securities(2)	21,162	8,790	12,372	—
Other Trading Securities(3)	203,020	—	203,020	—
Commodity Derivatives(4)	13,522	8,104	5,418	—
Total Assets at Fair Value	$851,234	$628,005	$223,229	$—
Liabilities at Fair Value
Deferred Compensation(3)	$70,466	$—	$70,466	$—
Total Liabilities at Fair Value	$70,466	$—	$70,466	$—

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

The rabbi trust is included in Other Assets and deferred compensation liabilities in Other Long-term Liabilities on the Consolidated Statements of Financial Position. Securities held by the rabbi trust are classified as trading securities. Unrealized gains and losses associated with these investments are included in the Company's earnings. Securities held by the trust generated gains (losses) of $(16.8) million, $21.2 million, and $7.0 million for fiscal years 2022, 2021, and 2020, respectively.

(4) The Company’s commodity derivatives represent futures, swaps, and options contracts used in its hedging or other programs to offset price fluctuations associated with purchases of corn and hogs, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers. The Company’s futures contracts for corn are traded on the Chicago Board of Trade, while futures contracts for lean hogs are traded on the Chicago Mercantile Exchange. These are active markets with quoted prices available, and these contracts are classified as Level 1. The Company’s corn futures option contracts are over-the-counter instruments classified as Level 2 whose value is calculated using the Black-Scholes pricing model, corn future prices quoted from the Chicago Board of Trade, and other adjustments to inputs that are observable in active markets. All derivatives are reviewed for potential credit risk and risk of nonperformance. The net balance for each program is included in Other Current Assets or Accounts Payable, as appropriate, in the Consolidated Statements of Financial Position. As of October 30, 2022, the Company has recognized the obligation to return net cash collateral of $1.3 million from various counterparties (including cash of $27.5 million less $26.2 million of realized gain). As of October 31, 2021, the Company had recognized obligation to return net cash collateral of $10.8 million from various counterparties (including cash of $45.6 million less $34.8 million of realized gain).

The Company’s financial assets and liabilities include accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value. The Company does not carry its long-term debt at fair value in its Consolidated Statements of Financial Position. The fair value of long-term debt, utilizing discounted cash flows (Level 2), was $2.7 billion as of October 30, 2022, and $3.3 billion as of October 31, 2021. See Note L - Long Term Debt and Other Borrowing Arrangements for additional information.

The Company measures certain nonfinancial assets and liabilities at fair value, which are recognized or disclosed on a nonrecurring basis (e.g., goodwill, intangible assets, and property, plant, and equipment). During fiscal years 2022, 2021, and 2020, there were no material remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

In thousands	October 30, 2022
2023	$1,321,098
2024	894,139
2025	534,137
2026	372,558
2027	167,727
Later Years	144,769
Total	$3,434,428
Purchases under these contracts for fiscal years 2022, 2021, and 2020 were $1.2 billion, $1.1 billion, and $0.9 billion, respectively.

The Company has commitments of approximately $75 million related to infrastructure improvements supporting various manufacturing facilities as of October 30, 2022.

As of October 30, 2022, the Company has $49.4 million of standby letters of credit issued on its behalf. The standby letters of credit are primarily related to the Company’s self-insured workers compensation programs. This amount includes revocable standby letters of credit totaling $3.1 million for obligations of an affiliated party that may arise under workers compensation claims. Letters of credit are not reflected in the Company’s Consolidated Statements of Financial Position.

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

Lease information included in the Consolidated Statements of Financial Position are:

In thousands	Location on Consolidated Statements of Financial Position	October 30, 2022	October 31, 2021
Right-of-Use Assets
Operating	Other Assets	$73,613	$72,291
Finance	Net Property, Plant, and Equipment	45,563	53,433
Total Right-of-Use Assets		$119,176	$125,724
Liabilities
Current
Operating	Accrued Expenses	$21,183	$18,331
Finance	Current Maturities of Long-term Debt	8,391	8,362
Noncurrent
Operating	Other Long-term Liabilities	55,571	56,779
Finance	Long-term Debt Less Current Maturities	36,082	44,637
Total Lease Liabilities		$121,227	$128,109

Lease expenses are:

	Fiscal Year Ended
In thousands	October 30, 2022	October 31, 2021	October 25, 2020
Operating Lease Cost (1)	$25,702	$21,993	$19,602
Finance Lease Cost
Amortization of Right-of-Use Assets	7,965	8,104	7,985
Interest on Lease Liabilities	1,707	2,019	2,304
Variable Lease Cost (2)	463,439	544,635	424,955
Net Lease Cost	$498,813	$576,751	$454,846
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

The weighted-average remaining lease term and discount rate for lease liabilities included in the Consolidated Statements of Financial Position are:

	October 30, 2022	October 31, 2021
Weighted Average Remaining Lease Term
Operating Leases	5.32 years	5.92 years
Finance Leases	6.26 years	7.18 years
Weighted Average Discount Rate
Operating Leases	2.08%	1.76%
Finance Leases	3.44%	3.48%

Supplemental cash flow and other information related to leases for the fiscal year-end are:

In thousands	October 30, 2022	October 31, 2021	October 25, 2020
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating Cash Flows from Operating Leases	$24,098	$20,305	$15,412
Operating Cash Flows from Finance Leases	1,707	2,019	2,304
Financing Cash Flows from Finance Leases	8,491	8,598	8,189

Right-of-Use Assets obtained in exchange for new operating lease liabilities	19,646	31,962	5,210

The maturity of the Company's lease liabilities as of October 30, 2022, are:

In thousands	Operating Leases	Finance Leases (1)	Total
2023	$23,405	$9,745	$33,150
2024	19,062	9,623	28,685
2025	14,892	8,120	23,012
2026	10,110	5,652	15,762
2027	4,429	4,314	8,743
2028 and beyond	13,962	11,226	25,188
Total Lease Payments	$85,859	$48,680	$134,539
Less: Imputed Interest	9,105	4,207	13,312
Present Value of Lease Liabilities	$76,754	$44,473	$121,227
(1) Over the life of the lease contracts, finance lease payments include $8.5 million related to purchase options which are reasonably certain of being exercised.

Note L
Long-term Debt and Other Borrowing Arrangements

Long-term Debt consists of:

In thousands	October 30, 2022	October 31, 2021
Senior Unsecured Notes, with Interest at 3.050% Interest Due Semi-annually through June 2051 Maturity Date	$600,000	$600,000
Senior Unsecured Notes, with Interest at 1.800% Interest Due Semi-annually through June 2030 Maturity Date	1,000,000	1,000,000
Senior Unsecured Notes, with Interest at 1.700% Interest Due Semi-annually through June 2028 Maturity Date	750,000	750,000
Senior Unsecured Notes, with Interest at 0.650% Interest Due Semi-annually through June 2024 Maturity Date	950,000	950,000
Unamortized Discount on Senior Notes	(7,750)	(8,484)
Unamortized Debt Issuance Costs	(19,856)	(23,435)
Interest Rate Swap Liabilities(1)	(19,950)	—
Finance Lease Liabilities(2)	44,473	52,999
Other Financing Arrangements	2,429	2,823
Total	$3,299,345	$3,323,903
Less: Current Maturities of Long-term Debt	8,796	8,756
Long-term Debt Less Current Maturities	$3,290,549	$3,315,147
(1)        See Note F - Derivatives and Hedging for additional information
(2)        See Note K - Leases for additional information

Senior Unsecured Notes: On June 3, 2021, the Company issued $950.0 million aggregate principal amount of its 0.650% notes due 2024 (the "2024 Notes"), $750.0 million aggregate principal amount of its 1.700% notes due 2028 (the "2028 Notes"), and $600.0 million aggregate principal amount of its 3.050% notes due 2051 (the "2051 Notes"). The 2024 Notes may be redeemed in whole or in part one year after their issuance without penalty for early partial payments or full redemption. The 2028 Notes and 2051 Notes may be redeemed in whole or in part at any time at the applicable redemption price. Interest will accrue per annum at the stated rates with interest on the notes being paid semi-annually in arrears on June 3 and December 3 of each year, commencing December 3, 2021. Interest rate risk was hedged utilizing interest rate locks on the 2028 Notes and 2051 Notes. The Company lifted the hedges in conjunction with the issuance of these notes. See Note F - Derivatives and Hedging for additional information. If a change of control triggering event occurs, the Company must offer to purchase the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

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

Unsecured Revolving Credit Facility: On May 6, 2021, the Company entered into an unsecured revolving credit agreement with Wells Fargo Bank, National Association as administrative agent, swingline lender and issuing lender, U.S. Bank National

Association, JPMorgan Chase Bank, N.A. and BofA Securities, Inc. as syndication agents and the lenders party thereto. The revolving credit agreement provides for an unsecured revolving credit facility with an aggregate principal commitment amount at any time outstanding of up to $750.0 million with an uncommitted increase option of an additional $375.0 million upon the satisfaction of certain conditions. The unsecured revolving line of credit bears interest, at the Company’s election, at either a Base Rate plus margin of 0.0% to 0.150% or the Eurocurrency Rate plus margin of 0.575% to 1.150% and a variable fee of 0.050% to 0.100% is paid for the availability of this credit line. Extensions of credit under the facility may be made in the form of revolving loans, swingline loans and letters of credit. The lending commitments under the agreement are scheduled to expire on May 6, 2026, at which time the Company will be required to pay in full all obligations then outstanding. As of October 30, 2022, and October 31, 2021, the Company had no outstanding draws from this facility.

Debt Covenants: The Company is required by certain covenants in its debt agreements to maintain specified levels of financial ratios and financial position. As of October 30, 2022, the Company was in compliance with all of these covenants.

Interest Payments: Total interest paid in the last three fiscal years is as follows:

In millions
2022	$57.0
2021	25.1
2020	14.5

Note M
Stock-Based Compensation

The Company issues stock options, restricted stock units, restricted shares, and deferred stock units as part of its stock incentive plans for employees and nonemployee directors. Stock-based compensation expense for fiscal years 2022, 2021, and 2020, was $24.9 million, $24.7 million, and $22.5 million, respectively. The Company recognizes stock-based compensation expense ratably over the vesting period or the individual's retirement eligibility date.
As of October 30, 2022, there was $19.6 million of total unrecognized compensation expense from stock-based compensation arrangements granted under the plans. This compensation is expected to be recognized over a weighted-average period of approximately 1.5 years. During fiscal years 2022, 2021, and 2020, cash received from stock option exercises was $79.8 million, $45.9 million, and $81.8 million, respectively.
Shares issued for option exercises, restricted stock units, restricted shares, and deferred stock units may be either authorized but unissued shares or shares of treasury stock. The number of shares available for future grants was 11.1 million at October 30, 2022, 12.5 million at October 31, 2021, and 13.7 million at October 25, 2020.
Stock Options: The Company’s policy is to grant options with the exercise price equal to the market price of the common stock on the date of grant. Options typically vest over four years and expire ten years after the date of the grant.

A reconciliation of the number of options outstanding and exercisable as of October 30, 2022, is:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Stock Options Outstanding at October 31, 2021	19,022	$33.49
Granted	1,358	43.19
Exercised	(3,845)	22.17
Forfeited	(403)	40.06
Expired	(1)	40.59
Stock Options Outstanding at October 30, 2022	16,130	$36.85	4.9	$163,808
Stock Options Exercisable at October 30, 2022	10,816	$34.56	3.9	$134,370

The weighted-average grant date fair value of stock options granted and the total intrinsic value of options exercised during each of the past three fiscal years, are:

	Fiscal Year Ended
	October 30,	October 31,	October 25,
In thousands, except per share amounts	2022	2021	2020
Weighted-average Grant Date Fair Value	$7.09	$7.52	$7.72
Intrinsic Value of Exercised Options	109,745	94,108	182,821

The fair value of each option award is calculated on the date of grant using the Black-Scholes valuation model utilizing the following weighted-average assumptions:

	Fiscal Year Ended
	October 30,	October 31,	October 25,
	2022	2021	2020
Risk-free Interest Rate	1.6%	1.0%	1.7%
Dividend Yield	2.4%	2.1%	2.0%
Stock Price Volatility	20.4%	20.0%	19.0%
Expected Option Life	7.5 years	7.4 years	7.5 years

As part of the annual valuation process, the Company reassesses the appropriateness of the inputs used in the valuation models. The Company establishes the risk-free interest rate using U.S. Treasury yields as of the grant date. The dividend yield is based on the dividend rate approved by the Company’s Board of Directors and the stock price on the grant date. The expected volatility assumption is based on historical volatility. The expected life assumption is based on an analysis of past exercise behavior by option holders. In performing the valuations for option grants, the Company has not stratified option holders as exercise behavior has historically been consistent across all employees.

Restricted Stock Units: Restricted stock units are valued equal to the market price of the common stock on the date of the grant and generally vest after three years. These awards accumulate dividend equivalents, which are provided as additional units and are subject to the same vesting requirements as the underlying grant. A reconciliation of the restricted stock units as of October 30, 2022, is:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Restricted Stock Units Outstanding at October 31, 2021	385	$46.81
Granted	362	44.14
Dividend Equivalents	9	50.32
Vested	(41)	45.68
Forfeited	(34)	44.76
Restricted Stock Units Outstanding at October 30, 2022	681	$45.53	1.5	$31,972

The weighted-average grant date fair value of restricted stock units granted and the total fair value of restricted stock units granted during each of the past three fiscal years, are:

	Fiscal Year Ended
	October 30,	October 31,	October 25,
In thousands, except per share amounts	2022	2021	2020
Weighted-average Grant Date Fair Value	$44.14	$47.52	$45.88
Fair Value of Restricted Stock Units Granted	15,980	10,699	9,383
Fair Value of Restricted Stock Units Vested	$1,893	$1,460	$839

Restricted Shares: Restricted shares awarded to nonemployee directors annually on February 1 are subject to a restricted period which expires the date of the Company’s next annual stockholders meeting. Newly elected directors receive a prorated award of restricted shares of the Company's common stock, which expires on the date of the Company's second succeeding annual stockholders meeting. A reconciliation of the restricted shares as of October 30, 2022, is:

In thousands, except per share amounts	Shares	Weighted- Average Grant Date Fair Value
Restricted Shares Outstanding at October 31, 2021	38	$46.92
Granted	37	47.11
Vested	(38)	46.92
Restricted Shares Outstanding at October 30, 2022	37	$47.11

The weighted-average grant date fair value of restricted shares granted, the total fair value of restricted shares granted, and the fair value of shares that have vested during each of the past three fiscal years are:

	Fiscal Year Ended
	October 30,	October 31,	October 25,
In thousands, except per share amounts	2022	2021	2020
Weighted-average Grant Date Fair Value	$47.11	$46.92	$47.29
Fair Value of Restricted Shares Granted	1,760	1,760	1,973
Fair Value of Restricted Shares Vested	$1,760	$2,133	$1,974

Deferred Stock Units: Nonemployee directors can elect to receive all or a portion of their annual retainer in the form of non-forfeitable deferred stock units which vest immediately. The deferred stock units accumulate dividend equivalents, which are provided as additional units. Each deferred stock unit represents the right to receive one share of the Company’s common stock following the completion of the director’s service.

During fiscal 2022, the Company granted 12.3 thousand units, credited dividend equivalents of 2.1 thousand units and distributed 5.5 thousand units, which had a weighted-average fair value on the grant date of $48.30, $48.44, and $17.95 per share respectively. As of October 30, 2022, 104.9 thousand units were outstanding, which had a weighted-average fair value on the grant date of $36.18 per share and an aggregate intrinsic fair value of $4.9 million.

Note N
Income Taxes

The components of the Provision for Income Taxes are as follows:

	Fiscal Year Ended
In thousands	October 30, 2022	October 31, 2021	October 25, 2020
Current
U.S. Federal	$67,638	$171,732	$142,708
State	20,054	7,541	13,353
Foreign	13,185	9,079	18,293
Total Current	100,877	188,352	174,354
Deferred
U.S. Federal	164,091	23,507	34,408
State	13,638	2,220	4,937
Foreign	(729)	2,950	(7,306)
Total Deferred	177,000	28,677	32,039
Total Provision for Income Taxes	$277,877	$217,029	$206,393

The Company has elected to treat global intangible low taxed income (GILTI) as a period cost.

Deferred Income Taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred income tax liabilities and assets are as follows:

In thousands	October 30, 2022	October 31, 2021
Deferred Tax Liabilities
Goodwill and Intangible Assets	$(404,295)	$(322,822)
Tax over Book Depreciation and Basis Differences	(246,411)	(143,891)
Other, net	(21,467)	(21,967)
Deferred Tax Assets
Pension and Other Post-retirement Benefits	42,794	71,190
Employee Compensation Related Liabilities	65,461	68,133
Marketing and Promotional Accruals	29,045	22,916
Other, net	62,334	50,767
Net Deferred Tax (Liabilities) Assets	$(472,539)	$(275,674)

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Fiscal Year Ended
	October 30, 2022	October 31, 2021	October 25, 2020
U.S. Statutory Rate	21.0%	21.0%	21.0%
State Taxes on Income, Net of Federal Tax Benefit	2.4	0.8	1.6
Stock-based Compensation	(1.5)	(1.6)	(3.1)
All Other, net	(0.2)	(0.9)	(1.0)
Effective Tax Rate	21.7%	19.3%	18.5%

As of October 30, 2022, the Company had $271.1 million of undistributed earnings from non-U.S. subsidiaries. The Company maintains all earnings as permanently reinvested. Accordingly, no additional income taxes have been provided for withholding tax, state tax, or other taxes.

Total income taxes paid during fiscal years 2022, 2021, and 2020 were $93.1 million, $167.0 million, and $169.7 million, respectively.

The following table sets forth changes in the unrecognized tax benefits, excluding interest and penalties, for fiscal years 2022 and 2021.

In thousands
Balance as of October 25, 2020	$33,242
Tax Positions Related to the Current Period
Increases	4,003
Tax Positions Related to Prior Periods
Increases	2,117
Decreases	(4,170)
Settlements	(8,934)
Decreases Related to a Lapse of Applicable Statute of Limitations	(4,166)
Balance as of October 31, 2021	$22,092
Tax Positions Related to the Current Period
Increases	3,618
Tax Positions Related to Prior Periods
Increases	1,890
Decreases	(1,789)
Settlements	(2,509)
Decreases Related to a Lapse of Applicable Statute of Limitations	(3,782)
Balance as of October 30, 2022	$19,520

The amount of unrecognized tax benefits, including interest and penalties, is recorded in Other Long-term Liabilities. If recognized as of October 30, 2022, and October 31, 2021, $17.2 million, and $19.6 million, respectively, would impact the Company’s effective tax rate. The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense, with immaterial losses included in expense for fiscal 2022, 2021 and 2020. The amount of accrued interest and penalties at October 30, 2022, and October 31, 2021, associated with unrecognized tax benefits was $2.3 million and $5.0 million, respectively.

The Company is regularly audited by federal and state taxing authorities. The U.S. Internal Revenue Service (I.R.S.) concluded their examinations of fiscal 2019 in the second quarter of fiscal 2021. The I.R.S. has placed the Company in the Bridge phase of the Compliance Assurance Process (CAP) for fiscal 2020. In this phase, the I.R.S. will not accept any disclosures, conduct any reviews, or provide any assurances. The Company has elected to participate in CAP for fiscal years through 2023. The objective of CAP is to contemporaneously work with the I.R.S. to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. The Company may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time.

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

The Inflation Reduction Act of 2022 was signed into law on August 16, 2022. The 15% corporate alternative minimum tax will not apply to the Company until fiscal year 2024.

Note O
Earnings Per Share Data

The reported net earnings attributable to the Company were used when computing basic and diluted earnings per share. The following table sets forth the shares used as the denominator for those computations:

	Fiscal Year Ended
In thousands	October 30, 2022	October 31, 2021	October 25, 2020
Basic Weighted-Average Shares Outstanding	544,918	541,114	538,007
Dilutive Potential Common Shares	4,648	6,466	8,585
Diluted Weighted-Average Shares Outstanding	549,566	547,580	546,592

Antidilutive Potential Common Shares	1,915	2,839	1,822

Note P
Segment Reporting

The Company develops, processes, and distributes a wide array of food products in a variety of markets. The Company reports its results in the following four segments: Grocery Products, Refrigerated Foods, Jennie-O Turkey Store, and International & Other, which are consistent with how the Company's Chief Operating Decision Maker (CODM) assesses performance and allocates resources.

Grocery Products: The Grocery Products segment primarily consists of the processing, marketing, and sale of shelf-stable food products sold predominantly in the retail market, along with the sale of nutritional and private label shelf-stable products to retail, foodservice, and industrial customers. This segment also includes the results from the Company’s MegaMex Foods, LLC (MegaMex) joint venture.

Refrigerated Foods: The Refrigerated Foods segment includes the processing, marketing, and sale of branded and unbranded pork, beef, and poultry products for retail, foodservice, deli, convenience store, and commercial customers.

Jennie-O Turkey Store: The Jennie-O Turkey Store segment primarily consists of the processing, marketing, and sale of branded and unbranded turkey products for retail, foodservice, and commercial customers.

International & Other: The International & Other segment includes Hormel Foods International, which manufactures, markets, and sells Company products internationally. This segment also includes the results from the Company’s international royalty arrangements and other joint ventures.

Intersegment sales are eliminated in the Consolidated Statements of Operations. The Company does not allocate deferred compensation, investment income, interest expense, or interest income to its segments when measuring performance. The Company also retains various other income and expenses at the corporate level. In fiscal 2021, one-time acquisition-related costs and accounting adjustments associated with the purchase of the Planters® snack nuts business were also retained at the corporate level. Equity in Earnings of Affiliates is included in segment profit; however, earnings attributable to the Company’s noncontrolling interests are excluded. These items are included below as Net Unallocated Expense and Noncontrolling Interest when reconciling to Earnings Before Income Taxes.

Financial measures for each of the Company’s reportable segments and reconciliation to consolidated Earnings Before Income Taxes are set forth below. The Company's CODM reviews assets at a consolidated level and does not use assets by segment to evaluate performance or allocate resources. Therefore, the Company does not disclose assets by segment. The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets. Therefore, the Company does not represent that these segments, if operated independently, would report the profit and other financial information shown below.

In thousands	Fiscal Year Ended
	October 30, 2022	October 31, 2021	October 25, 2020
Sales to Unaffiliated Customers
Grocery Products	$3,533,138	$2,809,445	$2,385,291
Refrigerated Foods	6,691,230	6,333,410	5,271,061
Jennie-O Turkey Store	1,507,421	1,495,151	1,333,459
International & Other	727,017	748,183	618,650
Total	$12,458,806	$11,386,189	$9,608,462
Intersegment Sales
Grocery Products	$—	$—	$13
Refrigerated Foods	25,751	28,019	21,067
Jennie-O Turkey Store	253,573	134,563	108,276
International & Other	—	—	—
Total	279,325	162,582	129,356
Intersegment Elimination	(279,325)	(162,582)	(129,356)
Total	$—	$—	$—
Net Sales
Grocery Products	$3,533,138	$2,809,445	$2,385,304
Refrigerated Foods	6,716,981	6,361,429	5,292,128
Jennie-O Turkey Store	1,760,994	1,629,714	1,441,735
International & Other	727,017	748,183	618,650
Intersegment Elimination	(279,325)	(162,582)	(129,356)
Total	$12,458,806	$11,386,189	$9,608,462
Segment Profit
Grocery Products	$367,642	$382,197	$358,008
Refrigerated Foods	685,394	664,558	609,406
Jennie-O Turkey Store	218,860	76,006	105,585
International & Other	105,264	115,943	93,782
Total Segment Profit	$1,377,161	$1,238,704	$1,166,782
Net Unallocated Expense	99,297	112,836	52,307
Noncontrolling Interest	239	301	272
Earnings Before Income Taxes	$1,278,103	$1,126,170	$1,114,747
Depreciation and Amortization
Grocery Products	$50,948	$34,645	$32,148
Refrigerated Foods	131,041	116,206	97,317
Jennie-O Turkey Store	47,190	47,669	46,322
International & Other	12,972	15,244	16,226
Corporate	20,602	14,643	13,767
Total	$262,753	$228,406	$205,781

Revenue has been disaggregated into the categories below to show how sales channels affect the nature, amount, timing, and uncertainty of revenue and cash flows. Total revenue contributed by sales channel for the last three fiscal years are:

	Fiscal Year Ended
In thousands	October 30, 2022	October 31, 2021	October 25, 2020
U.S. Retail	$7,780,284	$7,283,842	$6,411,739
U.S. Foodservice	3,879,568	3,239,424	2,489,644
International	798,955	862,923	707,078
Total	$12,458,806	$11,386,189	$9,608,462

In fiscal 2022, the Company updated its presentation of revenue disaggregation by sales channel, combining U.S. Deli and U.S. Retail as market conditions have evolved providing many similarities between the channels. The prior year presentation has been updated to conform to the current period presentation.

The Company’s products primarily consist of meat and other food products. Total revenue contributed by classes of similar products for the last three fiscal years are:

	Fiscal Year Ended
In thousands	October 30, 2022	October 31, 2021	October 25, 2020
Perishable	$6,554,512	$6,271,164	$5,328,738
Shelf-stable	3,402,075	2,661,194	2,092,551
Poultry	2,121,819	2,100,356	1,886,367
Miscellaneous	380,400	353,475	300,806
Total	$12,458,806	$11,386,189	$9,608,462

Perishable includes fresh meats, frozen items, refrigerated meal solutions, bacon, sausages, hams, and guacamole (excluding Jennie-O Turkey Store products). Shelf-stable includes canned luncheon meats, nut butters, snack nuts, chili, shelf-stable microwaveable meals, hash, stews, tortillas, salsas, tortilla chips, and other items that do not require refrigeration. The Poultry category is composed primarily of Jennie-O Turkey Store products. The Miscellaneous category primarily consists of nutritional food products and supplements, dessert and drink mixes, and industrial gelatin products.

Revenues from external customers are classified as domestic or foreign based on the location where title passes. No individual foreign country is material to the consolidated results. Additionally, the Company’s long-lived assets located in foreign countries are not significant. Total net sales attributed to the U.S. and all foreign countries in total for the last three fiscal years are:

	Fiscal Year Ended
In thousands	October 30, 2022	October 31, 2021	October 25, 2020
U.S.	$11,776,883	$10,653,088	$9,006,007
Foreign	681,923	733,101	602,454
Total	$12,458,806	$11,386,189	$9,608,462

In fiscal 2022, sales to Walmart Inc. (Walmart) represented $2.1 billion or 15.6% of the Company’s consolidated gross sales less returns and allowances compared to $1.9 billion or 15.2% in fiscal 2021. Walmart is a customer for all four segments of the Company.

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) through the fourth quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information under “Item 1 – Election of Directors”, “Board Independence”, and information under “Board of Director and Committee Meetings” in the definitive proxy statement for the Annual Meeting of Stockholders to be held January 31, 2023, is incorporated herein by reference.

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

Item 11.  EXECUTIVE COMPENSATION

Information commencing with “Executive Compensation” through "CEO Pay Ratio Disclosure”, and information under “Compensation of Directors” in the definitive proxy statement for the Annual Meeting of Stockholders to be held January 31, 2023, is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the Company's equity compensation plans as of October 30, 2022, is presented below:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	16,953,461	$36.85	11,140,087
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	16,953,461	$36.85	11,140,087
(1) Includes 16,130,380 stock options, 680,836 restricted stock units, 37,356 restricted shares and 104,889 deferred stock units.
(2) Only includes the weighted-average exercise price of outstanding stock options.

Information under “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the definitive proxy statement for the Annual Meeting of Stockholders to be held January 31, 2023, is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information under “Related Party Transactions” and “Board Independence” in the definitive proxy statement for the Annual Meeting of Stockholders to be held January 31, 2023, is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information under “Independent Registered Public Accounting Firm Fees” and “Audit Committee Preapproval Policies and Procedures” in the definitive proxy statement for the Annual Meeting of Stockholders to be held January 31, 2023, is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Hormel Foods Corporation for the fiscal year ended October 30, 2022, are filed as part of this report:

Consolidated Statements of Operations–Fiscal Years Ended October 30, 2022, October 31, 2021, and October 25, 2020.

Consolidated Statements of Comprehensive Income–Fiscal Years Ended October 30, 2022, October 31, 2021, and October 25, 2020.

Consolidated Statements of Financial Position–October 30, 2022, and October 31, 2021.

Consolidated Statements of Changes in Shareholders’ Investment–Fiscal Years Ended October 30, 2022, October 31, 2021, and October 25, 2020.

Consolidated Statements of Cash Flows–Fiscal Years Ended October 30, 2022, October 31, 2021, and October 25, 2020.

Notes to Consolidated Financial Statements

Report of Management

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)

FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statement schedule of Hormel Foods Corporation required is submitted herewith:

Schedule II – Valuation and Qualifying Accounts and Reserves–Fiscal Years Ended October 30, 2022, October 31, 2021, and October 25, 2020.

HORMEL FOODS CORPORATION
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
In thousands

		Additions/(Benefits)
Classification	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts Describe		Deductions- Describe		Balance at End of Period
Valuation reserve deduction from assets account:
Fiscal year ended October 30, 2022 Allowance for doubtful accounts receivable	$4,033	$(646)	$—		$31	(1)	$3,507
					(151)	(2)
Fiscal year ended October 31, 2021 Allowance for doubtful accounts receivable	$4,012	$146	$(12)	(3)	$138	(1)	$4,033
					(25)	(2)
Fiscal year ended October 25, 2020 Allowance for doubtful accounts receivable	$4,063	$339	$(63)	(4)	$452	(1)	$4,012
			12	(5)	(113)	(2)

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
LIST OF EXHIBITS

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

101(2)
The following financial statements from the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 2022, formatted in Inline XBRL: (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Investment, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104(2)	The cover page from the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 2022, formatted in Inline XBRL (included as Exhibit 101).

(1)	Document has previously been filed with the Securities and Exchange Commission and is incorporated herein by reference.
(2)	These exhibits transmitted via EDGAR.
(3)	Management contract or compensatory plan or arrangement.

Item 16.  FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORMEL FOODS CORPORATION

By:	/s/ JAMES P. SNEE	December 6, 2022
	JAMES P. SNEE	Date
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JAMES P. SNEE	Chairman of the Board, President and Chief Executive Officer	12/6/2022
JAMES P. SNEE	(Principal Executive Officer)

/s/ JACINTH C. SMILEY	Executive Vice President and Chief Financial Officer	12/6/2022
JACINTH C. SMILEY	(Principal Financial Officer)

/s/ PAUL R. KUEHNEMAN	Vice President and Controller	12/6/2022
PAUL R. KUEHNEMAN	(Principal Accounting Officer)

Director
PRAMA BHATT

/s/ GARY C. BHOJWANI*	Director	12/6/2022
GARY C. BHOJWANI

/s/ TERRELL K. CREWS*	Director	12/6/2022
TERRELL K. CREWS

/s/ STEPHEN M. LACY*	Director	12/6/2022
STEPHEN M. LACY

/s/ ELSA A. MURANO*	Director	12/6/2022
ELSA A. MURANO

/s/ SUSAN K. NESTEGARD*	Director	12/6/2022
SUSAN K. NESTEGARD

/s/ WILLIAM A. NEWLANDS*	Director	12/6/2022
WILLIAM A. NEWLANDS

/s/ CHRISTOPHER J. POLICINSKI*	Director	12/6/2022
CHRISTOPHER J. POLICINSKI

/s/ JOSE L. PRADO*	Director	12/6/2022
JOSE L. PRADO

/s/ SALLY J. SMITH*	Director	12/6/2022
SALLY J. SMITH

/s/ STEVEN A. WHITE*	Director	12/6/2022
STEVEN A. WHITE

*By: /s/ PAUL R. KUEHNEMAN		12/6/2022
PAUL R. KUEHNEMAN
as Attorney-In-Fact