Form 10-Q
period 2023-01-29
HORMEL FOODS CORP /DE/
filed 2023-03-02
CIK 48465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 29, 2023
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes                ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     ☒  Yes                ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 26, 2023
Common Stock	$.01465	par value	546,532,923
Common Stock Non-Voting	$.01	par value	0

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except per share amounts
Unaudited

	Quarter Ended
	January 29, 2023	January 30, 2022
Net Sales	$2,970,992	$3,044,358
Cost of Products Sold	2,475,043	2,505,610
Gross Profit	495,949	538,749
Selling, General, and Administrative	222,056	225,972
Equity in Earnings of Affiliates	15,559	6,898
Operating Income	289,452	319,675
Interest and Investment Income	10,096	3,869
Interest Expense	18,347	14,640
Earnings Before Income Taxes	281,201	308,904
Provision for Income Taxes	63,551	69,194
Net Earnings	217,651	239,710
Less: Net Earnings (Loss) Attributable to Noncontrolling Interest	(69)	139
Net Earnings Attributable to Hormel Foods Corporation	$217,719	$239,571

Net Earnings Per Share
Basic	$0.40	$0.44
Diluted	$0.40	$0.44

Weighted-average Shares Outstanding
Basic	546,384	542,680
Diluted	550,031	547,928

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
In thousands
Unaudited

	Quarter Ended
	January 29, 2023	January 30, 2022
Net Earnings	$217,651	$239,710
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	15,046	925
Pension and Other Benefits	2,990	2,535
Deferred Hedging	(14,514)	8,404
Total Other Comprehensive Income (Loss)	3,522	11,864
Comprehensive Income	221,173	251,574
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	154	258
Comprehensive Income Attributable to Hormel Foods Corporation	$221,019	$251,316

See Notes to Consolidated Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
In thousands, except share and per share amounts
Unaudited

	January 29, 2023	October 30, 2022
Assets
Cash and Cash Equivalents	$599,789	$982,107
Short-term Marketable Securities	17,792	16,149
Accounts Receivable (Net of Allowance for Doubtful Accounts of $3,481 at January 29, 2023, and $3,507 at October 30, 2022)	787,213	867,593
Inventories	1,730,086	1,716,059
Taxes Receivable	7,145	7,177
Prepaid Expenses	40,063	31,481
Other Current Assets	13,218	16,559
Total Current Assets	3,195,306	3,637,125

Goodwill	4,927,923	4,925,829
Other Intangibles	1,798,732	1,803,027
Pension Assets	242,358	245,566
Investments In and Receivables from Affiliates	701,629	271,058
Other Assets	292,697	283,169
Property, Plant, and Equipment
Land	73,952	74,303
Buildings	1,405,861	1,398,255
Equipment	2,641,581	2,636,660
Construction in Progress	226,908	216,246
Less: Allowance for Depreciation	(2,223,900)	(2,184,319)
Net Property, Plant, and Equipment	2,124,402	2,141,146

Total Assets	$13,283,047	$13,306,919

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
In thousands, except share and per share amounts
Unaudited

	January 29, 2023	October 30, 2022
Liabilities and Shareholders' Investment
Accounts Payable and Accrued Expenses	$764,525	$875,405
Accrued Marketing Expenses	133,240	113,105
Employee Related Expenses	213,540	279,072
Interest and Dividends Payable	158,376	163,963
Taxes Payable	94,775	32,925
Current Maturities of Long-term Debt	8,929	8,796
Total Current Liabilities	1,373,385	1,473,266

Long-term Debt Less Current Maturities	3,292,559	3,290,549
Pension and Post-retirement Benefits	389,423	385,832
Deferred Income Taxes	471,457	475,212
Other Long-term Liabilities	137,230	141,840

Shareholders' Investment
Preferred Stock, Par Value $0.01 a Share–	—	—
Authorized 160,000,000 Shares: Issued–None
Common Stock, Non-voting, Par Value $0.01 a Share–	—	—
Authorized 400,000,000 Shares: Issued–None
Common Stock, Par Value $0.01465 a Share–	8,006	8,002
Authorized 1,600,000,000 Shares:
Shares Issued as of January 29, 2023: 546,465,522
Shares Issued as of October 30, 2022: 546,237,051
Additional Paid-in Capital	477,470	469,468
Accumulated Other Comprehensive Loss	(252,261)	(255,561)
Retained Earnings	7,380,689	7,313,374
Hormel Foods Corporation Shareholders' Investment	7,613,904	7,535,284
Noncontrolling Interest	5,089	4,936
Total Shareholders' Investment	7,618,993	7,540,219

Total Liabilities and Shareholders' Investment	$13,283,047	$13,306,919

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT
In thousands, except per share amounts
Unaudited

	Quarter Ended January 30, 2022
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
	Shares	Amount	Shares	Amount
Balance at October 31, 2021	542,412	$7,946	—	$—	$360,336	$6,881,870	$(277,269)	$5,478	$6,978,360
Net Earnings						239,571		139	239,710
Other Comprehensive Income (Loss)							11,745	119	11,864
Stock-based Compensation Expense					6,328				6,328
Exercise of Stock Options/Restricted Shares	599	9			11,044				11,053
Declared Dividends – $0.2600 per Share						(140,990)			(140,990)
Balance at January 30, 2022	543,012	$7,955	—	$—	$377,708	$6,980,451	$(265,524)	$5,736	$7,106,325

	Quarter Ended January 29, 2023
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
	Shares	Amount	Shares	Amount
Balance at October 30, 2022	546,237	$8,002	—	$—	$469,468	$7,313,374	$(255,561)	$4,936	$7,540,219
Net Earnings						217,719		(69)	217,651
Other Comprehensive Income (Loss)							3,300	222	3,522
Stock-based Compensation Expense					5,202				5,202
Exercise of Stock Options/Restricted Shares	228	3			2,632				2,635
Declared Dividends – $0.2750 per Share					169	(150,405)			(150,236)
Balance at January 29, 2023	546,466	$8,006	—	$—	$477,470	$7,380,689	$(252,261)	$5,089	$7,618,993

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
In thousands
Unaudited

	Quarter Ended
	January 29, 2023	January 30, 2022
Operating Activities
Net Earnings	$217,651	$239,710
Adjustments to Reconcile to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	70,893	64,280
Equity in Earnings of Affiliates	(15,559)	(6,898)
Distributions Received from Equity Method Investees	3,652	18,039
Provision for Deferred Income Taxes	(311)	366
Loss (Gain) on Property/Equipment Sales and Plant Facilities	(2,496)	1,593
Non-cash Investment Activities	(7,839)	5,956
Stock-based Compensation Expense	5,202	6,328
Changes in Operating Assets and Liabilities, Net of Acquisitions:
Decrease (Increase) in Accounts Receivable	79,561	85,079
Decrease (Increase) in Inventories	(11,766)	(16,251)
Decrease (Increase) in Prepaid Expenses and Other Assets	(34,538)	10,143
Increase (Decrease) in Pension and Post-retirement Benefits	10,710	(2,533)
Increase (Decrease) in Accounts Payable and Accrued Expenses	(171,368)	(85,554)
Increase (Decrease) in Net Income Taxes Payable	59,837	63,498
Net Cash Provided by (Used in) Operating Activities	203,629	383,756
Investing Activities
Net (Purchase) Sale of Securities	(833)	(1,611)
Purchases of Property and Equipment	(37,052)	(49,747)
Proceeds from Sales of Property and Equipment	5,016	388
Decrease (Increase) in Investments, Equity in Affiliates, and Other Assets	(418,616)	1,290
Proceeds from Company-owned Life Insurance	16	—
Net Cash Provided by (Used in) Investing Activities	(451,469)	(49,680)
Financing Activities
Repayments of Long-term Debt and Finance Leases	(2,189)	(2,163)
Dividends Paid on Common Stock	(142,017)	(132,909)
Proceeds from Exercise of Stock Options	2,635	11,053
Net Cash Provided by (Used in) Financing Activities	(141,570)	(124,019)
Effect of Exchange Rate Changes on Cash	7,093	846
Increase (Decrease) in Cash and Cash Equivalents	(382,318)	210,904
Cash and Cash Equivalents at Beginning of Year	982,107	613,530
Cash and Cash Equivalents at End of Quarter	$599,789	$824,434

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

These statements should be reviewed in conjunction with the consolidated financial statements and associated notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2022. The significant accounting policies used in preparing these interim consolidated financial statements are consistent with those described in Note A - Summary of Significant Accounting Policies to the consolidated financial statements in the Form 10-K. The Company has determined there have been no material changes in the Company’s significant accounting policies, including estimates and assumptions, as disclosed in its Annual Report on Form 10-K for the fiscal year ended October 30, 2022.

Rounding: Certain amounts in the Consolidated Financial Statements and associated notes may not foot due to rounding. All percentages have been calculated using unrounded amounts.

Reclassifications: Certain reclassifications of previously reported amounts have been made to conform to the current year presentation.

Reportable Segments: As of October 30, 2022, the Company had four operating and reportable segments: Grocery Products, Refrigerated Foods, Jennie-O Turkey Store and International and Other. At the beginning of fiscal 2023, the Company transitioned to a new strategic operating model, which aligns its businesses to be more agile, consumer and customer focused, and market driven. Effective on October 31, 2022, the Company operates with the following three operating and reportable segments: Retail, Foodservice, and International, which are consistent with how the Company's chief operating decision maker assesses performance and allocates resources. This change had no impact on the consolidated results of operations, financial position, shareholders' investment, or cash flows. Prior period segment results have been retrospectively recast to reflect the new reportable segments.

Accounting Changes and Recent Accounting Pronouncements: Recently issued accounting standards or pronouncements not disclosed have been excluded as they are currently not relevant to the Company.

NOTE B - GOODWILL AND INTANGIBLE ASSETS

Goodwill: As a result of the organizational changes referenced in Note A - Summary of Significant Accounting Policies, the Company conducted an assessment of its operating segments and reporting units. Based on this analysis, goodwill was reallocated using the relative fair value approach. Subsequent to the goodwill reclassification, the Company completed quantitative impairment testing on each reporting unit. The fair value of each reporting unit exceeded its carrying amount, therefore, no impairment charges were recorded. The change in the carrying amounts of goodwill for the quarter ended January 29, 2023, are:

in thousands	Retail	Foodservice	International	Total
Balance at October 30, 2022	$2,916,796	$1,750,594	$258,440	$4,925,829
Foreign Currency Translation	—	—	2,093	2,093
Balance at January 29, 2023	$2,916,796	$1,750,594	$260,533	$4,927,923

Intangible Assets: The carrying amounts for indefinite-lived intangible assets are:

in thousands	January 29, 2023	October 30, 2022
Brands/Tradenames/Trademarks	$1,665,190	$1,665,190
Other Intangibles	184	184
Foreign Currency Translation	(6,372)	(6,599)
Total	$1,659,002	$1,658,775

The gross carrying amount and accumulated amortization for definite-lived intangible assets are:

	January 29, 2023		October 30, 2022
in thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer Lists/Relationships	$168,239	$(72,995)	$168,239	$(69,779)
Other Intangibles	59,241	(12,669)	59,241	(11,606)
Tradenames/Trademarks	6,540	(4,161)	10,536	(7,828)
Foreign Currency Translation	—	(4,465)	—	(4,551)
Total	$234,020	$(94,290)	$238,016	$(93,764)

Amortization expense was $4.6 million for the quarter ended January 29, 2023, compared to $4.8 million for the quarter ended January 30, 2022.

Estimated annual amortization expense for the five fiscal years after October 30, 2022, is as follows:

in thousands	Amortization Expense
2023	$18,320
2024	16,331
2025	14,628
2026	14,172
2027	13,940

NOTE C - INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES

The Company accounts for its majority-owned operations under the consolidation method. Investments in which the Company owns a minority interest and for which there are no other indicators of control are accounted for under the equity method. These investments, along with any related receivables from affiliates, are included in the Consolidated Condensed Statements of Financial Position as Investments In and Receivables From Affiliates. Financial results for certain foreign entities are reported on a lag. The Company reviewed the investments in affiliates as of January 29, 2023, and did not recognize any other-than-temporary impairment.

On December 15, 2022, the Company purchased a 29% common stock interest in PT Garudafood Putra Putri Jaya Tbk (Garudafood), a food and beverage company in Indonesia. This investment expands the Company's presence in Southeast Asia and supports the global execution of the snacking and entertaining strategic priority. The Company has the ability to exercise significant influence, but not control, over Garudafood; therefore, the investment is accounted for under the equity method.

The Company obtained the Garudafood interest from various minority shareholders for a purchase price of $410.6 million, including associated transaction costs. The transaction was funded using the Company's cash on hand. Based on a preliminary valuation, as of January 29, 2023, the Company estimated the initial basis difference between the fair value of the investment and proportionate share of the carrying value of Garudafood's net assets is approximately $300 million. The basis difference related to inventory, property, plant and equipment and other intangible assets will be amortized over the associated useful lives of the assets. The Company expects to finalize the valuation, allocation, and applicable amortization of basis difference in the second quarter of fiscal 2023 and does not anticipate any material impact to the consolidated financial statements. Based on quoted market prices, the fair value of the common stock held in Garudafood as of January 27, 2023, was $338.7 million.

Equity in Earnings of Affiliates consists of:

			Quarter Ended
in thousands	% Owned	Segment	January 29, 2023	January 30, 2022
MegaMex Foods, LLC	50%	Retail	$13,681	$6,995
Other Joint Ventures	Various (20-50%)	International	1,878	(97)
Total			$15,559	$6,898

For the quarter ended January 29, 2023, $3.7 million of dividends were received from affiliates, compared to $18.0 million of dividends received for the quarter ended January 30, 2022.

The Company recognized a basis difference of $21.3 million associated with the formation of MegaMex Foods, LLC, of which $9.9 million is remaining as of January 29, 2023. This difference is being amortized through Equity in Earnings of Affiliates.

NOTE D - INVENTORIES

Principal components of inventories are:

in thousands	January 29, 2023	October 30, 2022
Finished Products	$981,588	$974,160
Raw Materials and Work-in-Process	447,675	440,193
Operating Supplies	201,743	206,289
Maintenance Materials and Parts	99,079	95,417
Total	$1,730,086	$1,716,059

NOTE E - DERIVATIVES AND HEDGING

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

Cash Flow Commodity Hedges:  The Company designates grain, lean hog, and natural gas futures, swaps, and options used to offset price fluctuations in the Company’s future purchases of these commodities as cash flow hedges. Effective gains or losses related to these cash flow hedges are reported in Accumulated Other Comprehensive Loss (AOCL) and reclassified into earnings, through Cost of Products Sold, in the periods in which the hedged transactions affect earnings. The Company typically does not hedge its grain or natural gas exposure beyond the next two upcoming fiscal years and its hog exposure beyond the next fiscal year.

Fair Value Commodity Hedges:  The Company designates the futures it uses to minimize the price risk assumed when fixed forward priced contracts are offered to the Company’s commodity suppliers as fair value hedges. The intent of the program is to make the forward priced commodities cost nearly the same as cash market purchases at the date of delivery. Changes in the fair value of the futures contracts and the gain or loss on the hedged purchase commitment are marked-to-market through earnings and recorded on the Consolidated Condensed Statements of Financial Position as a Current Asset and Current Liability, respectively. Gains or losses related to these fair value hedges are recognized through Cost of Products Sold in the periods in which the hedged transactions affect earnings.

Cash Flow Interest Rate Hedges: In the second quarter of fiscal 2021, the Company designated two separate interest rate locks as cash flow hedges to manage interest rate risk associated with the anticipated debt transactions required to fund the acquisition of the Planters® snack nuts business. The total notional amount of the Company's locks was $1.25 billion. In the third quarter of fiscal 2021, the associated unsecured senior notes were issued with a tenor of seven and thirty years and both locks were lifted (See Note I - Long-Term Debt and Other Borrowing Arrangements). Mark-to-market gains and losses on these instruments were deferred as a component of AOCL. The resulting gain in AOCL is reclassified to Interest Expense in the period in which the hedged transactions affect earnings.

Fair Value Interest Rate Hedge: In the first quarter of fiscal 2022, the Company entered into an interest rate swap to protect against changes in the fair value of a portion of previously issued senior unsecured notes attributable to the change in the benchmark interest rate. The hedge specifically designated the last $450 million of the notes due June 2024 (the 2024 Notes). The Company terminated the swap in the fourth quarter of fiscal 2022. The loss related to the swap was recorded as a fair value hedging adjustment to the hedged debt and will be amortized into earnings over the remaining life of the debt.

Other Derivatives:  The Company holds certain futures contract positions as part of a merchandising program and to manage the Company’s exposure to fluctuations in commodity markets. The Company has not applied hedge accounting to these positions. Activity related to derivatives not designated as hedges is immaterial to the consolidated financial statements.

Volume: The Company's outstanding contracts related to its commodity hedging programs include:

Volume
in millions	January 29, 2023	October 30, 2022
Corn	30.4 bushels	34.3 bushels
Lean Hogs	205.6 pounds	177.5 pounds
Natural Gas	0.1 MMBtu	— MMBtu

Fair Value of Derivatives:  The fair values of the Company’s derivative instruments designated as hedges are:

		Gross Fair Value
in thousands	Location on Consolidated Condensed Statements of Financial Position	January 29, 2023	October 30, 2022
Commodity Contracts(1)	Other Current Assets	$7,407	$13,504
(1) Amounts represent the gross fair value of commodity derivative assets and liabilities. The Company nets the derivative assets and liabilities for each of its commodity hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract. The amount or timing of cash collateral balances may impact the classification of the commodity derivative in the Consolidated Condensed Statements of Financial Position. The gross asset position as of January 29, 2023, includes the right to reclaim net cash collateral of $8.0 million contained within the master netting arrangement. The gross asset position as of October 30, 2022, is offset by the obligation to return net cash collateral of $1.3 million. See Note H - Fair Value Measurements for a discussion of these net amounts as reported in the Consolidated Condensed Statements of Financial Position.

Fair Value Hedge - Assets (Liabilities): The carrying amount of the Company's fair value hedged assets (liabilities) are:

		Carrying Amount of Hedged Assets/(Liabilities)
in thousands	Location on Consolidated Condensed Statements of Financial Position	January 29, 2023	October 30, 2022
Commodity Contracts	Accounts Payable(1)	$(513)	$5,725
Interest Rate Contracts	Long-term Debt - Less Current Maturities(2)	(433,174)	(430,050)
(1)  Represents the carrying amount of fair value hedged assets and liabilities which are offset by other assets included in master netting arrangements described above.
(2) Represents the carrying amount of the hedged portion of the 2024 Notes. As of January 29, 2023, the carrying amount of the 2024 Notes included a cumulative fair value hedging adjustment of $16.8 million from discontinued hedges.

Accumulated Other Comprehensive Loss Impact: As of January 29, 2023, the Company included in AOCL hedging gains (before tax) of $7.1 million on commodity contracts and $13.2 million related to interest rate settled positions. The Company expects to recognize the majority of the gains on commodity contracts over the next twelve months. Gains on interest rate contracts offset the hedged interest payments over the tenor of the associated debt instruments.

The effect of AOCL for gains or losses (before tax) related to the Company's derivative instruments are:

	Gain/(Loss) Recognized in AOCL (1)		Gain/(Loss) Reclassified from AOCL into Earnings (1)		Location on Consolidated Statements of Operations
	Quarter Ended		Quarter Ended
in thousands	January 29, 2023	January 30, 2022	January 29, 2023	January 30, 2022
Cash Flow Hedges:
Commodity Contracts	$(8,390)	$20,279	$10,859	$7,746	Cost of Products Sold
Excluded Component (2)	345	(1,172)	—	—
Interest Rate Contracts	—	—	247	247	Interest Expense
(1) See Note G - Accumulated Other Comprehensive Loss for the after-tax impact of these gains or losses on Net Earnings.
(2) Represents the time value of corn options excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in AOCL.

Consolidated Statements of Operations Impact: The effect on the Consolidated Statements of Operations for gains or losses (before tax) related to the Company's derivative instruments are:

	Consolidated Statements of Operations Impact
	Quarter Ended
in thousands	January 29, 2023	January 30, 2022
Net Earnings Attributable to Hormel Foods Corporation	$217,719	$239,571

Cash Flow Hedges - Commodity Contracts
Gain (Loss) Reclassified from AOCL	10,859	7,746
Amortization of Excluded Component from Options	(1,412)	(825)
Fair Value Hedges - Commodity Contracts
Gain (Loss) on Commodity Futures (1)	(3,022)	(3,650)
Total Gain (Loss) on Commodity Contracts (2)	$6,425	$3,271

Cash Flow Hedges - Interest Rate Locks
Gain (Loss) Reclassified from AOCL	247	247
Fair Value Hedge - Interest Rate Swap
Gain (Loss) on Interest Rate Swap	—	792
Amortization of Loss Due to Discontinuance of Fair Value Hedge (3)	(3,125)	—
Total Gain (Loss) on Interest Rate Contracts (4)	$(2,878)	$1,039

Total Gain (Loss) Recognized in Earnings	$3,547	$4,310

(1) Represents gains or losses on commodity contracts designated as fair value hedges that were closed during the quarter ended January 29, 2023, which were offset by a corresponding gain or loss on the underlying hedged purchase commitment. Additional gains or losses related to changes in the fair value of open commodity contracts, along with the offsetting gain or loss on the hedged purchase commitment, are also marked-to-market through earnings with no impact on a net basis.
(2)     Total Gain (Loss) on Commodity Contracts is recognized in earnings through Cost of Products Sold.
(3)    Represents the fair value hedging adjustment amortized into earnings.
(4)    Total (Loss) on Interest Rate Contracts is recognized in earnings through Interest Expense.

NOTE F - PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic benefit cost for pension and other post-retirement benefit plans consists of:

	Pension Benefits
	Quarter Ended
in thousands	January 29, 2023	January 30, 2022
Service Cost	$8,902	$10,019
Interest Cost	17,157	12,640
Expected Return on Plan Assets	(19,571)	(27,062)
Amortization of Prior Service Cost	(460)	(374)
Recognized Actuarial (Gain) Loss	3,325	3,132
Net Periodic Cost	$9,353	$(1,645)

	Post-retirement Benefits
	Quarter Ended
in thousands	January 29, 2023	January 30, 2022
Service Cost	$62	$117
Interest Cost	3,014	1,919
Amortization of Prior Service Cost	2	2
Recognized Actuarial (Gain) Loss	(7)	610
Net Periodic Cost	$3,070	$2,648

Non-service cost components of net pension and postretirement benefit cost are presented within Interest and Investment Income on the Consolidated Statements of Operations.

NOTE G - ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of Accumulated Other Comprehensive Loss are as follows:

in thousands	Foreign Currency Translation	Pension & Other Benefits		Derivatives & Hedging		Accumulated Other Comprehensive Loss
Balance at October 30, 2022	$(89,793)	$(195,624)		$29,856		$(255,561)
Unrecognized Gains (Losses)
Gross	14,824	1,100		(8,044)		7,879
Tax Effect		(266)		1,953		1,687
Reclassification into Net Earnings						0
Gross		2,860	(1)	(11,106)	(2)	(8,247)
Tax Effect		(703)		2,684		1,980
Net of Tax Amount	14,824	2,990		(14,514)		3,300
Balance at January 29, 2023	$(74,969)	$(192,635)		$15,343		$(252,261)

(1)    Included in the computation of net periodic cost. See Note F - Pension and Other Post-Retirement Benefits for additional information.
(2)    Included in Cost of Products Sold and Interest Expense in the Consolidated Statements of Operations. See Note E - Derivatives and Hedging for additional information.

NOTE H - FAIR VALUE MEASUREMENTS

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis as of January 29, 2023, and October 30, 2022, and their level within the fair value hierarchy are presented in the table below.

	Fair Value Measurements at January 29, 2023
in thousands	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Cash and Cash Equivalents (1)	$599,789	$599,204	$586	$—
Short-term Marketable Securities (2)	17,792	9,419	8,373	—
Other Trading Securities (3)	193,273	—	193,273	—
Commodity Derivatives (4)	11,607	11,619	(12)	—
Total Assets at Fair Value	$822,461	$620,242	$202,220	$—
Liabilities at Fair Value
Deferred Compensation (3)	$60,205	$—	$60,205	$—
Total Liabilities at Fair Value	$60,205	$—	$60,205	$—

	Fair Value Measurements at October 30, 2022
in thousands	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Cash and Cash Equivalents (1)	$982,107	$980,730	$1,377	$—
Short-term Marketable Securities (2)	16,149	8,763	7,386	—
Other Trading Securities (3)	186,243	—	186,243	—
Commodity Derivatives (4)	12,448	12,228	220	—
Total Assets at Fair Value	$1,196,947	$1,001,721	$195,226	$—
Liabilities at Fair Value
Deferred Compensation (3)	$57,790	$—	$57,790	$—
Total Liabilities at Fair Value	$57,790	$—	$57,790	$—

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

Under the Company's deferred compensation plans, participants can defer certain types of compensation and elect to receive a return based on the changes in fair value of various investment options which include equity securities, money market accounts, bond funds, or other portfolios for which there is an active quoted market. The Company also offers a fixed rate investment option to participants. The rate earned on these investments is adjusted annually based on a specified percentage of the I.R.S. applicable federal rates. These liabilities are classified as Level 2. The Company maintains funding in the rabbi trust generally mirroring the selections within the deferred compensation plans. These funds are managed by a third-party insurance policy, the values of which represent their cash surrender value based on the fair value of the underlying investments in the account. These policies are classified as Level 2.

The rabbi trust is included in Other Assets and deferred compensation liabilities in Other Long-term Liabilities on the Consolidated Condensed Statements of Financial Position. Securities held by the rabbi trust are classified as trading securities. Unrealized gains and losses associated with these investments are included in the Company's earnings. During the quarter ended January 29, 2023, securities held by the rabbi trust generated gains of $7.0 million, compared to losses of $5.4 million for the quarter ended January 30, 2022.

(4)    The Company’s commodity derivatives represent futures, swaps, and options contracts used in its hedging or other programs to offset price fluctuations associated with purchases of corn, natural gas, and hogs, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers. The Company’s futures contracts for corn are traded on the Chicago Board of Trade, while futures contracts for lean hogs are traded on the Chicago Mercantile Exchange. These are active markets with quoted prices available, and these contracts are classified as Level 1. The Company’s natural gas swap contracts are over-the-counter instruments classified as Level 2 whose value is calculated using natural gas future prices quoted from the New York Mercantile Exchange. All derivatives are reviewed for potential credit risk and risk of nonperformance. The net balance for commodity derivatives is included in Other Current Assets or Accounts Payable, as appropriate, in the Consolidated Condensed Statements of Financial Position. As of January 29, 2023, the Company has recognized the right to reclaim net cash collateral of $8.0 million from various counterparties (including cash of $7.4 million plus $0.6 million of realized gain). As of October 30, 2022, the Company had recognized the obligation to return net cash collateral of $1.3 million from various counterparties (including cash of $27.5 million less $26.2 million of realized gain).

The Company’s financial assets and liabilities include accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value. The Company does not carry its long-term debt at fair value in its Consolidated Condensed Statements of Financial Position. The fair value of long-term debt, utilizing discounted cash flows (Level 2), was $2.8 billion as of January 29, 2023, and $2.7 billion as of October 30, 2022. See Note I - Long-Term Debt and Other Borrowing Arrangements for additional information.

The Company measures certain nonfinancial assets and liabilities at fair value, which are recognized or disclosed on a nonrecurring basis (e.g. goodwill, intangible assets, and property, plant, and equipment). During the quarter ended January 29, 2023, and January 30, 2022, there were no material remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

NOTE I - LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS
Long-term Debt consists of:

in thousands	January 29, 2023	October 30, 2022
Senior Unsecured Notes, with Interest at 3.050% Interest Due Semi-annually through June 2051 Maturity Date	$600,000	$600,000
Senior Unsecured Notes, with Interest at 1.800% Interest Due Semi-annually through June 2030 Maturity Date	1,000,000	1,000,000
Senior Unsecured Notes, with Interest at 1.700% Interest Due Semi-annually through June 2028 Maturity Date	750,000	750,000
Senior Unsecured Notes, with Interest at 0.650% Interest Due Semi-annually through June 2024 Maturity Date	950,000	950,000
Unamortized Discount on Senior Notes	(7,566)	(7,750)
Unamortized Debt Issuance Costs	(18,962)	(19,856)
Interest Rate Swap Liabilities(1)	(16,826)	(19,950)
Finance Lease Liabilities	42,513	44,473
Other Financing Arrangements	2,329	2,429
Total	$3,301,488	$3,299,345
Less: Current Maturities of Long-term Debt	8,929	8,796
Long-term Debt Less Current Maturities	$3,292,559	$3,290,549
(1)        See Note E - Derivatives and Hedging for additional information.

Senior Unsecured Notes: On June 3, 2021, the Company issued $950.0 million aggregate principal amount of its 0.650% notes due 2024 (the 2024 Notes), $750.0 million aggregate principal amount of its 1.700% notes due 2028 (the 2028 Notes), and $600.0 million aggregate principal amount of its 3.050% notes due 2051 (the 2051 Notes). The 2024 Notes may be redeemed in whole or in part one year after their issuance without penalty for early partial payments or full redemption. The 2028 Notes and 2051 Notes may be redeemed in whole or in part at any time at the applicable redemption price. Interest will accrue per annum at the stated rates with interest on the notes being paid semi-annually in arrears on June 3 and December 3 of each year, commencing December 3, 2021. Interest rate risk was hedged utilizing interest rate locks on the 2028 Notes and 2051 Notes. The Company lifted the hedges in conjunction with the issuance of these notes. See Note E - Derivatives and Hedging for additional information. If a change of control triggering event occurs, the Company must offer to purchase the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

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

Unsecured Revolving Credit Facility: On May 6, 2021, the Company entered into an unsecured revolving credit agreement with Wells Fargo Bank, National Association as administrative agent, swingline lender and issuing lender, U.S. Bank National Association, JPMorgan Chase Bank, N.A. and BofA Securities, Inc. as syndication agents and the lenders party thereto. The revolving credit agreement provides for an unsecured revolving credit facility with an aggregate principal commitment amount at any time outstanding of up to $750.0 million with an uncommitted increase option of an additional $375.0 million upon the satisfaction of certain conditions. The unsecured revolving line of credit bears interest, at the Company’s election, at either a Base Rate plus margin of 0.0% to 0.150% or the Eurocurrency Rate plus margin of 0.575% to 1.150% and a variable fee of 0.050% to 0.100% is paid for the availability of this credit line. Extensions of credit under the facility may be made in the form of revolving loans, swingline loans and letters of credit. The lending commitments under the agreement are scheduled to expire on May 6, 2026, at which time the Company will be required to pay in full all obligations then outstanding. As of January 29, 2023, and October 30, 2022, the Company had no outstanding draws from this facility.

Debt Covenants: The Company is required by certain covenants in its debt agreements to maintain specified levels of financial ratios and financial position. As of January 29, 2023, the Company was in compliance with all of these covenants.

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

The Company's effective tax rate for the quarter ended January 29, 2023, was 22.6 percent compared to 22.4 percent for the corresponding period a year ago. The higher effective tax rate in the current quarter is due primarily to the decrease in tax benefits from stock option exercises.

The amount of unrecognized tax benefits, including interest and penalties, is recorded in Other Long-term Liabilities. If recognized as of January 29, 2023, and January 30, 2022, $18.2 million and $20.2 million, respectively, would impact the Company’s effective tax rate. The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense. Interest and penalties included in income tax expense was immaterial for the quarter ended January 29, 2023, and January 30, 2022. The amount of accrued interest and penalties at January 29, 2023, and January 30, 2022, associated with unrecognized tax benefits was $2.6 million and $5.2 million, respectively.

The Company is regularly audited by federal and state taxing authorities. The U.S. Internal Revenue Service ( I.R.S.) has placed the Company in the Bridge phase of the Compliance Assurance Process (CAP) for fiscal 2020. In this phase, the I.R.S. will not accept any disclosures, conduct any reviews, or provide any assurances. The Company has elected to participate in CAP for fiscal years through 2023. The objective of CAP is to contemporaneously work with the I.R.S. to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. The Company may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time.

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

The Inflation Reduction Act of 2022 was signed into law on August 16, 2022. The 15% corporate minimum tax will not apply to the Company until fiscal year 2024.

NOTE K - EARNINGS PER SHARE DATA

The reported net earnings attributable to the Company were used when computing basic and diluted earnings per share. The following table sets forth the shares used as the denominator for those computations:

	Quarter Ended
in thousands	January 29, 2023	January 30, 2022
Basic Weighted-Average Shares Outstanding	546,384	542,680
Dilutive Potential Common Shares	3,647	5,247
Diluted Weighted-Average Shares Outstanding	550,031	547,928

Antidilutive Potential Common Shares	3,239	3,501

NOTE L - SEGMENT REPORTING

The Company develops, processes, and distributes a wide array of food products in a variety of markets. As discussed in Note A - Summary of Significant Accounting Policies, the Company transitioned to a new operating model in the first quarter of fiscal 2023 and now reports its results in the following three segments: Retail, Foodservice, and International, which are consistent with how the Company's chief operating decision maker (CODM) assesses performance and allocates resources. Prior period segment results have been retrospectively recast to reflect the new reportable segments.

The Retail segment consists primarily of the processing, marketing, and sale of food products sold predominantly in the retail market. This segment also includes the results from the Company’s MegaMex Foods, LLC joint venture.

The Foodservice segment consists primarily of the processing, marketing, and sale of food and nutritional products for foodservice, convenience store, and commercial customers.

The International segment processes, markets, and sells Company products internationally. This segment also includes the results from the Company’s international joint ventures and royalty arrangements.

Intersegment sales are eliminated in consolidation and are not reviewed when evaluating segment performance. Company does not allocate deferred compensation, investment income, interest expense, or interest income to its segments when measuring performance. The Company also retains various other income and expenses at the corporate level. Equity in Earnings of Affiliates is included in segment profit; however, earnings attributable to the Company’s noncontrolling interests are excluded. These items are included below as Net Unallocated Expense and Noncontrolling Interest when reconciling to Earnings Before Income Taxes.

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

	Quarter Ended
in thousands	January 29, 2023	January 30, 2022
Net Sales
Retail	$1,957,797	$1,995,896
Foodservice	834,750	854,194
International	178,445	194,268
Total Net Sales	$2,970,992	$3,044,358

Segment Profit
Retail	$154,677	$169,702
Foodservice	136,442	134,758
International	19,905	27,239
Total Segment Profit	311,025	331,699
Net Unallocated Expense	29,755	22,933
Noncontrolling Interest	(69)	139
Earnings Before Income Taxes	$281,201	$308,904

The Company’s products consist primarily of meat and other food products. Total revenue contributed by classes of similar products are:

	Quarter Ended
in thousands	January 29, 2023	January 30, 2022
Perishable	$2,080,461	$2,128,248
Shelf-stable	890,531	916,111
Total Net Sales	$2,970,992	$3,044,358

Perishable includes fresh meats, frozen items, refrigerated meal solutions, bacon, sausages, hams, and guacamole and other items that require refrigeration. Shelf-stable includes canned luncheon meats, nut butters, snack nuts, chili, shelf-stable microwaveable meals, hash, stews, tortillas, salsas, tortilla chips, nutritional food supplements, and other items that do not require refrigeration.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

The Company is a global manufacturer and marketer of branded food products. Effective October 31, 2022, the Company transitioned to three operating segments – Retail, Foodservice, and International. The Company provided certain recast financial information for fiscal years 2021 and 2022 in a Form 8-K filed with the U.S. Securities and Exchange Commission on February 28, 2023. The Company's three reportable segments are described in Note L - Segment Reporting in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The Company reported net earnings per diluted share of $0.40 for the first quarter of fiscal 2023, down 9 percent compared to last year. Significant factors impacting the quarter were:

•Net sales for the first quarter decreased, as the benefit from pricing actions to mitigate inflationary pressures was unable to overcome the impact of lower volumes in each business segment.

•Consistent with the Company's long-term strategy to better align resources to value-added growth, the overall decline in volume was primarily due to lower commodity sales resulting from the Company's new pork supply agreement and lower turkey volumes due to the ongoing impacts of highly pathogenic avian influenza (HPAI).
•Segment profit for the quarter decreased 6 percent. Improved results in the Foodservice segment were more than offset by declines in the Retail and International segments.
•Earnings before income taxes for the quarter decreased 9 percent compared to the prior year. The impact of lower sales, unfavorable mix, and higher operating costs were partially offset by higher equity in earnings, higher investment income, and lower selling, general, and administrative expenses.
•Foodservice segment profit increased due to improved mix across the portfolio.
•International segment profit declined, as strong results from the Company's joint venture in the Philippines did not overcome significantly lower turkey and fresh pork export sales, lower sales in China, and elevated logistics expenses.
•Retail segment profit declined due to the impact from lower net sales, unfavorable mix and higher operating costs, partially offset by the benefit from pricing actions across the portfolio, higher equity in earnings from MegaMex and improved results for the bacon business.
•Year-to-date cash flow from operations was $204 million, down 47 percent compared to the prior year.
•On December 15, 2022, the Company purchased approximately 29% of the common stock interest in PT Garudafood Putra Putri Jaya Tbk (Garudafood), one of the largest food and beverage companies in Indonesia. This investment expands the Company's presence in Southeast Asia and further supports the global execution of the snacking and entertaining strategic priority.

Consolidated Results

Volume, Net Sales, Earnings, and Diluted Earnings per Share

	Quarter Ended
in thousands, except per share amounts	January 29, 2023	January 30, 2022	% Change
Volume (lbs.)	1,062,211	1,204,872	(11.8)
Net Sales	$2,970,992	$3,044,358	(2.4)
Earnings Before Income Taxes	281,201	308,904	(9.0)
Net Earnings Attributable to Hormel Foods Corporation	217,719	239,571	(9.1)
Diluted Earnings per Share	0.40	0.44	(9.1)

Net Sales
Net sales for the first quarter decreased, as the benefit from pricing actions to mitigate inflationary pressures was more than offset by the impact of lower volumes in each segment. The primary drivers of lower volume were declines in commodity pork availability as a result of the Company's new pork supply agreement and lower turkey supply from the ongoing impacts of HPAI.

Strong demand continued across many of the Company's center-store, refrigerated, and premium items at retail, including Hormel® Black Label® bacon, Columbus® charcuterie, Hormel® chili, Hormel® pepperoni, Applegate® breaded chicken, Herdez® products, Hormel® Square TableTM entrees, and Mary Kitchen® hash. Solutions-based items in the Foodservice segment also had another strong quarter, with volume growth in sliced meats and from brands such as Cafe H®, Hormel® Fire BraisedTM, Hormel® Bacon 1TM, and Austin Blues®.

Cost of Products Sold

	Quarter Ended
in thousands	January 29, 2023	January 30, 2022	% Change
Cost of Products Sold	$2,475,043	$2,505,610	(1.2)

Cost of products sold for the first quarter of fiscal 2023 decreased due to lower sales. On a volume basis, cost of products sold increased 12 percent. This increase was driven primarily by continued inflationary pressures stemming from, among other inputs, raw materials, packaging, logistics, and labor.

Costs are expected to remain elevated due to the continued impacts of broad-based inflation and higher warehousing costs. In general, raw material input costs for protein and feed are anticipated to remain above historical levels.

Gross Profit

	Quarter Ended
in thousands	January 29, 2023	January 30, 2022	% Change
Gross Profit	$495,949	$538,749	(7.9)
Percentage of Net Sales	16.7%	17.7%

Gross profit as a percentage of net sales for the first quarter of fiscal 2023 declined, driven primarily by unfavorable mix and the persistent impact of inflationary pressures. Pricing actions helped mitigate some of the impact from inflationary pressures. Gross profit as a percentage of net sales increased for the Foodservice segment but declined for the Retail and International segments during the first quarter.

Looking ahead to the second quarter of fiscal 2023, the Company expects gross profit as a percentage of net sales to decline compared to last year. Actions to combat higher inventory levels and warehousing costs are expected to result in short-term margin compression. Similar to the first quarter of fiscal 2023, the Company expects gross profit as a percentage of net sales to increase for the Foodservice segment but decline for the Retail and International segments.

Selling, General, and Administrative (SG&A)

	Quarter Ended
in thousands	January 29, 2023	January 30, 2022	% Change
SG&A	$222,056	$225,972	(1.7)
Percentage of Net Sales	7.5%	7.4%

For the first quarter, SG&A expenses as a percent of net sales increased marginally.

Advertising investments in the first quarter were $47 million, comparable to last year. The Company plans to continue to invest in its leading brands.

Equity in Earnings of Affiliates

	Quarter Ended
in thousands	January 29, 2023	January 30, 2022	% Change
Equity in Earnings of Affiliates	$15,559	$6,898	125.6

Equity in earnings of affiliates for the first quarter of fiscal 2023 increased significantly due to higher results for MegaMex and improved results from the Company's joint venture in the Philippines. MegaMex results reflect a benefit from pricing actions and lower avocado input costs.

Effective Tax Rate

	Quarter Ended
	January 29, 2023	January 30, 2022
Effective Tax Rate	22.6%	22.4%

The effective tax rate for the first quarter increased as last year's tax rate reflected higher stock option exercise benefits. The effective tax rate for fiscal 2023 is expected to be between 21.0% and 23.0%. For further information, refer to Note J - Income Taxes.

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

	Quarter Ended
in thousands	January 29, 2023	January 30, 2022	% Change
Net Sales
Retail	$1,957,797	$1,995,896	(1.9)
Foodservice	834,750	854,194	(2.3)
International	178,445	194,268	(8.1)
Total	$2,970,992	$3,044,358	(2.4)

Segment Profit
Retail	$154,677	$169,702	(8.9)
Foodservice	136,442	134,758	1.2
International	19,905	27,239	(26.9)
Total Segment Profit	311,025	331,699	(6.2)
Net Unallocated Expense	29,755	22,933	29.7
Noncontrolling Interest	(69)	139	(149.4)
Earnings Before Income Taxes	$281,201	$308,904	(9.0)

Volume and net sales declined for each segment for the first quarter of fiscal 2023 due to lower fresh pork availability resulting from the Company's new pork supply agreement and lower turkey volumes due to the ongoing impacts of HPAI in the Company's vertically integrated turkey supply chain.

Retail

	Quarter Ended
in thousands	January 29, 2023	January 30, 2022	% Change
Volume (lbs.)	752,887	868,939	(13.4)
Net Sales	$1,957,797	$1,995,896	(1.9)
Segment Profit	154,677	169,702	(8.9)

For the first quarter, net sales growth from the bacon, global flavors, convenient meals and proteins, and emerging brands verticals was offset by lower sales in the value-added meats, and snacking and entertaining verticals. Net sales increased for products such as Hormel® Black Label® bacon, Columbus® charcuterie, Hormel® chili, Herdez® salsa and sauces, Hormel® Square TableTM entrees, and Mary Kitchen® hash. Lower sales of snack nuts and peanut butter offset a majority of these gains.

Segment profit declined for the first quarter due to the impact from lower net sales, unfavorable mix, and higher operating costs, partially offset by the benefit from pricing actions across the portfolio, higher equity in earnings from MegaMex, and improved results for the bacon business.

Looking to the second quarter, the Retail segment expects lower sales and significantly lower segment profit. The impact of strong demand for the Company's center store items is expected to be offset by, among other factors, lower pricing across the bacon portfolio. Declines in segment profit are expected as a result of unfavorable mix and higher operating expenses, partially offset by pricing actions across the portfolio.

Foodservice

	Quarter Ended
in thousands	January 29, 2023	January 30, 2022	% Change
Volume (lbs.)	237,087	252,249	(6.0)
Net Sales	$834,750	$854,194	(2.3)
Segment Profit	136,442	134,758	1.2

Products in the sliced meats, pepperoni, premium prepared proteins, and premium bacon and breakfast sausage categories grew volume and net sales for the first quarter. Net sales declines can be partially attributed to lower net pricing reflecting commodity relief in certain categories.

Segment profit increased during the first quarter due to improved mix across the portfolio.

For the second quarter, the Foodservice segment expects higher volumes and favorable mix to drive increases in net sales and segment profit compared to last year. Risks to the outlook include lower demand across the foodservice industry and higher-than-expected operating costs.

International

	Quarter Ended
in thousands	January 29, 2023	January 30, 2022	% Change
Volume (lbs.)	72,237	83,684	(13.7)
Net Sales	$178,445	$194,268	(8.1)
Segment Profit	19,905	27,239	(26.9)

Volume and net sales declined during the first quarter, as growth from branded exports, including the SPAM® and SKIPPY® brands, and improved results in Brazil, were partially offset by lower sales in China due to ongoing COVID-related disruption.

Segment profit for the first quarter declined, as strong results from the Company's joint venture in the Philippines did not overcome significantly lower turkey and fresh pork export sales, lower sales in China, and elevated logistics expenses.

The International segment anticipates higher sales and lower segment profit in the second quarter. Net sales gains are expected to be driven by strong demand for branded exports and growth in Brazil. Segment profit is expected to be impacted by lower turkey and fresh pork export sales and ongoing COVID-related disruption in China.

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

	Quarter Ended
in thousands	January 29, 2023	January 30, 2022
Net Unallocated Expense	$29,755	$22,933
Noncontrolling Interest	(69)	139

For the first quarter, net unallocated expense increased due to higher non-service pension cost, employee-related expenses and outside consulting fees, which were partially offset by improved rabbi trust results and interest income.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

When assessing liquidity and capital resources, the Company evaluates cash and cash equivalents, short-term and long-term investments, income from operations, and borrowing capacity.

Cash Flow Highlights

	Quarter Ended
in thousands	January 29, 2023	January 30, 2022
Cash and Cash Equivalents	$599,789	$824,434
Cash Provided by (Used in) Operating Activities	203,629	383,756
Cash Provided by (Used in) Investing Activities	(451,469)	(49,680)
Cash Provided by (Used in) Financing Activities	(141,570)	(124,019)

Cash and cash equivalents decreased $382 million in the first quarter of fiscal 2023 primarily due to the purchase of a minority interest in Garudafood for $411 million. Additional details related to significant drivers of cash flows are provided below.

Cash Provided by (Used in) Operating Activities
•Cash flows from operating activities were largely impacted by changes in operating assets and liabilities.
–Accounts receivable decreased $80 million during the first quarter of fiscal 2023 and $85 million during the first quarter of fiscal 2022 primarily due to lower sales.
–Accounts payable and accrued expenses decreased $171 million in the first quarter of fiscal 2023 and decreased $86 million in the first quarter of fiscal 2022 due to annual incentive payments, feed and livestock deferral payments, and general timing of payments.

Cash Provided by (Used in) Investing Activities
•In the first quarter of fiscal 2023, the Company purchased a minority interest in Garudafood for $411 million.
•Capital expenditures were $37 million and $50 million in the three months ended January 29, 2023, and January 30, 2022, respectively. The largest spend in both years was related to capacity expansion for pepperoni products in Omaha, Nebraska, and the SPAM® family of products in Dubuque, Iowa.

Cash Provided by (Used in) Financing Activities
•Cash dividends paid to the Company’s shareholders continue to be an ongoing financing activity for the Company with payments totaling $142 million in the first quarter of fiscal 2023 compared to $133 million in the comparable period of fiscal 2022.

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

Dividend Payments
The Company remains committed to providing returns to investors through cash dividends. The Company has paid 378 consecutive quarterly dividends since becoming a public company in 1928. The annual dividend rate for fiscal 2023 increased to $1.10 per share, representing the 57th consecutive annual dividend increase.

Capital Expenditures
Capital expenditures are first allocated to required maintenance and then growth opportunities based on the needs of the business. Capital expenditures supporting growth opportunities in fiscal 2023 will focus on projects for capacity, innovation, automation, and new technology. Capital expenditures for fiscal 2023 are estimated to be $350 million.

Debt
As of January 29, 2023, the Company’s outstanding debt included $3.3 billion of fixed rate unsecured senior notes due in fiscal 2024, 2028, 2030, and 2051 with interest payable semi-annually. During the first quarter of fiscal 2023, the Company made $28 million of interest payments and expects to make an additional $28 million of interest payments during fiscal 2023 on these notes. See Note I - Long-Term Debt and Other Borrowing Arrangements for additional information.

Borrowing Capacity
As a source of short-term financing, the Company maintains a $750 million unsecured revolving credit facility. The maximum commitment under this credit facility may be further increased by $375 million, generally by mutual agreement of the lenders and the Company, subject to certain customary conditions. Funds drawn from this facility may be used by the Company to refinance existing debt, for working capital or other general corporate purposes, and for funding acquisitions. The lending commitments under the facility are scheduled to expire on May 6, 2026, at which time the Company will be required to pay in full all obligations then outstanding. As of January 29, 2023, the Company had no outstanding draws from this facility.

Debt Covenants
The Company’s debt and credit agreements contain customary terms and conditions including representations, warranties, and covenants. These debt covenants limit the ability of the Company to, among other things, incur debt for borrowed money secured by certain liens and engage in certain sale and leaseback transactions, and require maintenance of certain consolidated leverage ratios. As of January 29, 2023, the Company was in compliance with all covenants and expects to maintain compliance in the future.

Cash Held by International Subsidiaries
As of January 29, 2023, the Company had $180 million of cash and cash equivalents held by international subsidiaries. The Company maintains all undistributed earnings as permanently reinvested. The Company evaluates the balance and uses of cash held internationally based on the needs of the business.

Share Repurchases
The Company is authorized to repurchase 3,987,494 shares of stock as part of an existing plan approved by the Company’s Board of Directors. During the first quarter of fiscal 2023, the Company did not repurchase any shares of stock. The Company continues to evaluate share repurchases as part of its capital allocation strategy.

Commitments
There have been no material changes to the information regarding the Company’s future contractual financial obligations previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2022.

TRADEMARKS

References to the Company’s brands or products in italics within this report represent valuable trademarks owned or licensed by Hormel Foods, LLC or other subsidiaries of Hormel Foods Corporation.

CRITICAL ACCOUNTING ESTIMATES

This discussion and analysis of financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates, judgments, and assumptions that can have a meaningful effect on the reporting of consolidated financial statements. The significant accounting policies used in preparing these Consolidated Financial Statements are consistent with those described in Note A - Summary of Significant Accounting Policies to the Consolidated Financial Statements in the Form 10-K.

Critical accounting estimates are defined as those reflective of significant judgments, estimates, and uncertainties, which may result in materially different results under different assumptions and conditions. There have been no material changes in the Company’s Critical Accounting Estimates as disclosed in its Annual Report on Form 10-K for the fiscal year ended October 30, 2022.

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

Commodity Price Risk: The Company is subject to commodity price risk primarily through the grain, live hog, and natural gas markets. To reduce these exposures and offset the fluctuations caused by changes in market conditions, the Company employs hedging programs. These programs utilize futures, swaps, and options and are accounted for as cash flow hedges. The fair value of the Company’s cash flow commodity contracts as of January 29, 2023, was $7.6 million compared to $21.6 million as of October 30, 2022. The Company measures its market risk exposure on its cash flow commodity contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices. A 10 percent decrease in the market price would have negatively impacted the fair value of the Company's cash flow commodity contracts as of January 29, 2023, by $31.6 million, which in turn would lower the Company's future cost on purchased commodities by a similar amount.

Interest Rate Risk: The Company is subject to interest rate risk primarily from changes in fair value of long-term fixed rate debt. As of January 29, 2023, the Company’s long-term debt had a fair value of $2.8 billion compared to $2.7 billion as of October 30, 2022. The Company measures its market risk exposure of long-term fixed rate debt using a sensitivity analysis, which considers a 10 percent change in interest rates. A 10 percent decrease in interest rates would have positively impacted the fair value of the

Company’s long-term debt as of January 29, 2023, by $83.6 million. A 10 percent increase would have negatively impacted the long-term debt by $78.4 million.

Foreign Currency Exchange Rate Risk: The fair values of certain Company assets are subject to fluctuations in foreign currency exchange rates. The Company's net asset position in foreign currencies as of January 29, 2023, was $1,068.8 million, compared to $652.4 million as of October 30, 2022, with most of the exposure existing in Chinese yuan, Indonesian rupiah, and Brazilian real. The Company currently does not use market risk sensitive instruments to manage this risk.

Investment Risk: The Company has corporate-owned life insurance policies classified as trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans. As of January 29, 2023, the balance of these securities totaled $193.3 million compared to $186.2 million as of October 30, 2022. The rabbi trust is invested primarily in fixed income funds. The Company is subject to market risk due to fluctuations in the value of the remaining investments as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis. A 10 percent decline in the value of the investments not held in fixed income funds would have negatively impacted the Company’s pretax earnings by approximately $8.2 million, while a 10 percent increase in value would have a positive impact of the same amount.

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

(b)    Internal Controls.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the first quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is a party to various legal proceedings related to the ongoing operation of its business, including claims both by and against the Company. At any time, such proceedings typically involve claims related to product liability, labeling, contracts, antitrust regulations, intellectual property, competition laws, employment practices, or other actions brought by employees, customers, consumers, competitors, or suppliers. The Company establishes accruals for its potential exposure, as appropriate, for claims against the Company when losses become probable and reasonably estimable. However, future developments or settlements are uncertain and may require the Company to change such accruals as proceedings progress. Resolution of any currently known matters, either individually or in the aggregate, is not expected to have a material effect on the Company’s financial condition, results of operations, or liquidity.

The Company is a defendant in four sets of antitrust lawsuits broadly targeting the pork and turkey industries. None of these cases involve allegations of bid rigging or other criminal conduct. The Company has not established reserves as it does not believe it will have liability in any of these cases.

Item 1A. RISK FACTORS

The Company's business, operations, and financial condition are subject to various risks and uncertainties. There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 2022.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuer purchases of equity securities in the quarter ended January 29, 2023. The maximum number of shares that may yet be purchased under the plans or programs as of January 29, 2023, is 3,987,494. On January 29, 2013, the Company's Board of Directors authorized the repurchase of 10,000,000 shares of its common stock with no expiration date. On January 26, 2016, the Board of Directors approved a two-for-one split of the Company’s common stock to be effective January 27, 2016. As part of the stock split resolution, the number of shares remaining to be repurchased was adjusted proportionately.

Item 6. EXHIBITS

31.1	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended January 29, 2023, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Condensed Statements of Financial Position, (iv) Consolidated Statements of Changes in Shareholders' Investment, (v) Consolidated Condensed Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended January 29, 2023, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORMEL FOODS CORPORATION
(Registrant)

Date: March 2, 2023	By	/s/ JACINTH C. SMILEY
JACINTH C. SMILEY
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 2, 2023	By	/s/ PAUL R. KUEHNEMAN
PAUL R. KUEHNEMAN
Vice President and Controller
(Principal Accounting Officer)