Form 10-Q
period 2023-04-30
HORMEL FOODS CORP /DE/
filed 2023-06-01
CIK 48465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 29, 2023
Common Stock	$.01465	par value	546,268,218
Common Stock Non-Voting	$.01	par value	0

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except per share amounts
Unaudited

	Quarter Ended		Six Months Ended
	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022
Net Sales	$2,977,639	$3,096,559	$5,948,632	$6,140,917
Cost of Products Sold	2,486,220	2,543,088	4,961,263	5,048,697
Gross Profit	491,419	553,471	987,369	1,092,220
Selling, General, and Administrative	212,492	224,659	434,548	450,631
Equity in Earnings of Affiliates	16,870	5,916	32,429	12,814
Operating Income	295,798	334,728	585,250	654,402
Interest and Investment Income	1,365	1,799	11,461	5,668
Interest Expense	18,323	14,658	36,670	29,298
Earnings Before Income Taxes	278,839	321,868	560,041	630,772
Provision for Income Taxes	61,624	60,189	125,175	129,383
Net Earnings	217,215	261,679	434,866	501,389
Less: Net Earnings (Loss) Attributable to Noncontrolling Interest	(24)	62	(92)	201
Net Earnings Attributable to Hormel Foods Corporation	$217,239	$261,617	$434,958	$501,188

Net Earnings Per Share
Basic	$0.40	$0.48	$0.80	$0.92
Diluted	$0.40	$0.48	$0.79	$0.91

Weighted-average Shares Outstanding
Basic	546,424	544,702	546,404	543,691
Diluted	549,013	550,036	549,522	548,982

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
In thousands
Unaudited

	Quarter Ended		Six Months Ended
	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022
Net Earnings	$217,215	$261,679	$434,866	$501,389
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	22,887	14,071	37,934	14,996
Pension and Other Benefits	2,183	2,603	5,173	5,138
Deferred Hedging	(19,063)	27,701	(33,577)	36,105
Equity Method Investments	1,408	—	1,408	—
Total Other Comprehensive Income (Loss)	7,416	44,375	10,938	56,239
Comprehensive Income	224,631	306,054	445,804	557,628
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	18	77	172	335
Comprehensive Income Attributable to Hormel Foods Corporation	$224,613	$305,977	$445,632	$557,293

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
In thousands, except share and per share amounts
Unaudited

	April 30, 2023	October 30, 2022
Assets
Cash and Cash Equivalents	$580,496	$982,107
Short-term Marketable Securities	17,531	16,149
Accounts Receivable (Net of Allowance for Doubtful Accounts of $3,565 at April 30, 2023, and $3,507 at October 30, 2022)	761,898	867,593
Inventories	1,745,793	1,716,059
Taxes Receivable	7,230	7,177
Prepaid Expenses and Other Current Assets	49,649	48,041
Total Current Assets	3,162,596	3,637,125

Goodwill	4,929,881	4,925,829
Other Intangibles	1,794,668	1,803,027
Pension Assets	239,151	245,566
Investments in Affiliates	742,290	271,058
Other Assets	328,010	283,169
Property, Plant, and Equipment
Land	73,510	74,303
Buildings	1,420,419	1,398,255
Equipment	2,681,525	2,636,660
Construction in Progress	200,898	216,246
Less: Allowance for Depreciation	(2,257,203)	(2,184,319)
Net Property, Plant, and Equipment	2,119,149	2,141,146

Total Assets	$13,315,745	$13,306,919

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
In thousands, except share and per share amounts
Unaudited

	April 30, 2023	October 30, 2022
Liabilities and Shareholders' Investment
Accounts Payable and Accrued Expenses	$750,295	$875,405
Accrued Marketing Expenses	97,665	113,105
Employee Related Expenses	228,675	279,072
Interest and Dividends Payable	172,198	163,963
Taxes Payable	47,434	32,925
Current Maturities of Long-term Debt	8,956	8,796
Total Current Liabilities	1,305,223	1,473,266

Long-term Debt Less Current Maturities	3,294,438	3,290,549
Pension and Post-retirement Benefits	392,914	385,832
Deferred Income Taxes	466,135	475,212
Other Long-term Liabilities	165,421	141,840

Shareholders' Investment
Preferred Stock, Par Value $0.01 a Share–	—	—
Authorized 160,000,000 Shares: Issued–None
Common Stock, Non-voting, Par Value $0.01 a Share–	—	—
Authorized 400,000,000 Shares: Issued–None
Common Stock, Par Value $0.01465 a Share–	8,002	8,002
Authorized 1,600,000,000 Shares:
Shares Issued as of April 30, 2023: 546,255,027
Shares Issued as of October 30, 2022: 546,237,051
Additional Paid-in Capital	488,100	469,468
Accumulated Other Comprehensive Loss	(244,887)	(255,561)
Retained Earnings	7,435,292	7,313,374
Hormel Foods Corporation Shareholders' Investment	7,686,507	7,535,284
Noncontrolling Interest	5,108	4,936
Total Shareholders' Investment	7,691,615	7,540,219

Total Liabilities and Shareholders' Investment	$13,315,745	$13,306,919

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT
In thousands, except per share amounts
Unaudited

	Quarter Ended May 1, 2022
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
	Shares	Amount	Shares	Amount
Balance at January 30, 2022	543,012	$7,955	—	$—	$377,708	$6,980,451	$(265,524)	$5,736	$7,106,325
Net Earnings						261,617		62	261,679
Other Comprehensive Income (Loss)							44,360	15	44,375
Stock-based Compensation Expense	37	1			10,039				10,040
Exercise of Stock Options/Restricted Shares	3,004	44			64,089				64,133
Declared Dividends – $0.2600 per Share						(141,338)			(141,338)
Balance at May 1, 2022	546,053	$8,000	—	$—	$451,836	$7,100,730	$(221,164)	$5,812	$7,345,214

	Quarter Ended April 30, 2023
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
	Shares	Amount	Shares	Amount
Balance at January 29, 2023	546,466	$8,006	—	$—	$477,470	$7,380,689	$(252,261)	$5,089	$7,618,993
Net Earnings						217,239		(24)	217,215
Other Comprehensive Income (Loss)							7,374	42	7,416
Purchases of Common Stock			(310)	(12,303)					(12,303)
Stock-based Compensation Expense	44	—			10,711				10,711
Exercise of Stock Options/Restricted Shares	56	1			(81)				(80)
Shares Retired	(310)	(5)	310	12,303	(277)	(12,021)			—
Declared Dividends – $0.2750 per Share					277	(150,614)			(150,337)
Balance at April 30, 2023	546,255	$8,002	—	$—	$488,100	$7,435,292	$(244,887)	$5,108	$7,691,615

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT
In thousands, except per share amounts
Unaudited

	Six Months Ended May 1, 2022
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
	Shares	Amount	Shares	Amount
Balance at October 31, 2021	542,412	$7,946	—	$—	$360,336	$6,881,870	$(277,269)	$5,478	$6,978,360
Net Earnings						501,188		201	501,389
Other Comprehensive Income (Loss)							56,105	134	56,239
Stock-based Compensation Expense	37	1			16,367				16,368
Exercise of Stock Options/Restricted Shares	3,603	53			75,133				75,186
Declared Dividends – $0.5200 per Share						(282,328)			(282,328)
Balance at May 1, 2022	546,053	$8,000	—	$—	$451,836	$7,100,730	$(221,164)	$5,812	$7,345,214

	Six Months Ended April 30, 2023
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
	Shares	Amount	Shares	Amount
Balance at October 30, 2022	546,237	$8,002	—	$—	$469,468	$7,313,374	$(255,561)	$4,936	$7,540,219
Net Earnings						434,958		(92)	434,866
Other Comprehensive Income (Loss)							10,674	264	10,938
Purchases of Common Stock			(310)	(12,303)					(12,303)
Stock-based Compensation Expense	44	—			15,912				15,912
Exercise of Stock Options/Restricted Shares	284	4			2,551				2,555
Shares Retired	(310)	(5)	310	12,303	(277)	(12,021)			—
Declared Dividends – $0.5500 per Share					446	(301,019)			(300,574)
Balance at April 30, 2023	546,255	$8,002	—	$—	$488,100	$7,435,292	$(244,887)	$5,108	$7,691,615

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
In thousands
Unaudited

	Six Months Ended
	April 30, 2023	May 1, 2022
Operating Activities
Net Earnings	$434,866	$501,389
Adjustments to Reconcile to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	141,678	126,436
Equity in Earnings of Affiliates	(32,429)	(12,814)
Distributions Received from Equity Method Investees	13,652	30,539
Provision for Deferred Income Taxes	(479)	(521)
Loss (Gain) on Sales of Property, Plant, and Equipment	(1,298)	2,192
Non-cash Investment Activities	(7,097)	14,005
Stock-based Compensation Expense	15,912	16,368
Changes in Operating Assets and Liabilities, Net of Acquisitions:
Decrease (Increase) in Accounts Receivable	106,129	109,297
Decrease (Increase) in Inventories	(27,310)	(226,422)
Decrease (Increase) in Prepaid Expenses and Other Assets	(58,626)	943
Increase (Decrease) in Pension and Post-retirement Benefits	20,206	(4,508)
Increase (Decrease) in Accounts Payable and Accrued Expenses	(205,218)	(46,331)
Increase (Decrease) in Net Income Taxes Payable	11,769	66,538
Net Cash Provided by (Used in) Operating Activities	411,754	577,111
Investing Activities
Net (Purchase) Sale of Securities	(47)	(4,367)
Purchases of Property, Plant, and Equipment	(90,581)	(128,213)
Proceeds from Sales of Property, Plant, and Equipment	5,035	434
Proceeds from (Purchases of) Affiliates and Other Investments	(427,407)	6,265
Proceeds from Company-owned Life Insurance	1,933	70
Net Cash Provided by (Used in) Investing Activities	(511,068)	(125,811)
Financing Activities
Repayments of Long-term Debt and Finance Leases	(4,376)	(5,024)
Dividends Paid on Common Stock	(292,616)	(274,063)
Share Repurchase	(12,303)	—
Proceeds from Exercise of Stock Options	2,555	75,086
Net Cash Provided by (Used in) Financing Activities	(306,739)	(204,001)
Effect of Exchange Rate Changes on Cash	4,442	890
Increase (Decrease) in Cash and Cash Equivalents	(401,611)	248,189
Cash and Cash Equivalents at Beginning of Year	982,107	613,530
Cash and Cash Equivalents at End of Quarter	$580,496	$861,719

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited consolidated financial statements of Hormel Foods Corporation (the Company) have been prepared in accordance with accounting principles generally accepted in the United States (U.S.) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include certain information and footnotes required by U.S. generally accepted accounting principles (GAAP) for comprehensive financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results and cash flows for the interim period are not necessarily indicative of the results that may be expected for the full year.

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

Reportable Segments: As of October 30, 2022, the Company had four operating and reportable segments: Grocery Products, Refrigerated Foods, Jennie-O Turkey Store, and International and Other. At the beginning of fiscal 2023, the Company transitioned to a new strategic operating model, which aligns its businesses to be more agile, consumer and customer focused, and market driven. Effective on October 31, 2022, the Company operates with the following three operating and reportable segments: Retail, Foodservice, and International, which are consistent with how the Company's chief operating decision maker assesses performance and allocates resources. This change had no impact on the consolidated results of operations, financial position, shareholders' investment, or cash flows. Prior period segment results have been retrospectively recast to reflect the new reportable segments.

Accounting Changes and Recent Accounting Pronouncements: Recently issued accounting standards or pronouncements not disclosed have been excluded as they are currently not relevant to the Company.

NOTE B - GOODWILL AND INTANGIBLE ASSETS

Goodwill: In the first quarter of fiscal 2023, as a result of the organizational changes referenced in Note A - Summary of Significant Accounting Policies, the Company conducted an assessment of its operating segments and reporting units. Based on this analysis, goodwill was reallocated using the relative fair value approach. The change in the carrying amount of goodwill for the six months ended April 30, 2023, is:

in thousands	Retail	Foodservice	International	Total
Balance at October 30, 2022	$2,916,796	$1,750,594	$258,440	$4,925,829
Foreign Currency Translation	—	—	4,052	4,052
Balance at April 30, 2023	$2,916,796	$1,750,594	$262,492	$4,929,881

Intangible Assets: The carrying amounts for indefinite-lived intangible assets are:

in thousands	April 30, 2023	October 30, 2022
Brands/Tradenames/Trademarks	$1,665,190	$1,665,190
Other Intangibles	184	184
Foreign Currency Translation	(5,954)	(6,599)
Total	$1,659,420	$1,658,775

The gross carrying amount and accumulated amortization for definite-lived intangible assets are:

	April 30, 2023		October 30, 2022
in thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer Lists/Relationships	$168,239	$(76,217)	$168,239	$(69,779)
Other Intangibles	59,241	(13,731)	59,241	(11,606)
Tradenames/Trademarks	6,540	(4,470)	10,536	(7,828)
Foreign Currency Translation	—	(4,354)	—	(4,551)
Total	$234,020	$(98,772)	$238,016	$(93,764)

Amortization expense is as follows:

	Quarter Ended		Six Months Ended
in thousands	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022
Amortization Expense	$4,594	$4,824	$9,201	$9,636

Estimated annual amortization expense for the five fiscal years after October 30, 2022, is as follows:

in thousands	Amortization Expense
2023	$18,320
2024	16,331
2025	14,628
2026	14,172
2027	13,940

NOTE C - INVESTMENTS IN AFFILIATES

The Company accounts for its majority-owned operations under the consolidation method. Investments in which the Company owns a minority interest and for which there are no other indicators of control are accounted for under the equity method. These investments, including balances due to or from affiliates, are reflected in the Consolidated Condensed Statements of Financial Position as Investments in Affiliates. Financial results for certain foreign entities are reported on a lag. The Company reviewed the investments in affiliates and determined that no other-than-temporary impairment existed as of April 30, 2023.

On December 15, 2022, the Company purchased a 29% common stock interest in PT Garudafood Putra Putri Jaya Tbk (Garudafood), a food and beverage company in Indonesia, from various minority shareholders. On April 12, 2023, the Company purchased additional shares increasing the ownership interest to 30%. This investment expands the Company's presence in Southeast Asia and supports the global execution of the snacking and entertaining strategic priority. The Company has the ability to exercise significant influence, but not control, over Garudafood; therefore, the investment is accounted for under the equity method.

The Company obtained the Garudafood interest for a purchase price of $425.8 million, including associated transaction costs. The transaction was funded using the Company's cash on hand. Based on a third-party valuation, the Company's basis difference between the fair value of the investment and proportionate share of the carrying value of Garudafood's net assets is $324.8 million. The basis difference related to inventory, property, plant and equipment, and certain intangible assets is being amortized through Equity in Earnings of Affiliates over the associated useful lives. As of April 30, 2023, the remaining basis difference was $322.1 million. Based on quoted market prices, the fair value of the common stock held in Garudafood was $353.9 million as of April 28, 2023.

Equity in Earnings of Affiliates consists of:

			Quarter Ended		Six Months Ended
in thousands	% Owned	Segment	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022
MegaMex Foods, LLC	50%	Retail	$12,932	$3,011	$26,613	$10,006
Other Joint Ventures	Various (20-50%)	International	3,939	2,905	5,816	2,807
Total			$16,870	$5,916	$32,429	$12,814

Distributions received from equity method investees include:

	Quarter Ended		Six Months Ended
in thousands	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022
Dividends	$10,000	$12,500	$13,652	$30,539

The Company recognized a basis difference of $21.3 million associated with the formation of MegaMex Foods, LLC, of which $9.7 million is remaining as of April 30, 2023. This difference is being amortized through Equity in Earnings of Affiliates.

NOTE D - INVENTORIES

Principal components of inventories are:

in thousands	April 30, 2023	October 30, 2022
Finished Products	$991,788	$974,160
Raw Materials and Work-in-Process	468,736	440,193
Operating Supplies	181,542	206,289
Maintenance Materials and Parts	103,726	95,417
Total	$1,745,793	$1,716,059

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

Cash Flow Commodity Hedges:  The Company designates grain, lean hog, and natural gas futures, swaps, and options contracts used to offset price fluctuations in the Company’s future purchases of these commodities as cash flow hedges. Effective gains or losses related to these cash flow hedges are reported in Accumulated Other Comprehensive Loss (AOCL) and reclassified into earnings, through Cost of Products Sold, in the periods in which the hedged transactions affect earnings. The Company typically does not hedge its grain or natural gas exposure beyond the next two upcoming fiscal years and its hog exposure beyond the next fiscal year.

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

Other Derivatives:  The Company holds certain futures and swap contracts to manage the Company's exposure to fluctuations in grain and pork commodity markets. The Company has not applied hedge accounting to these positions. Activity related to derivatives not designated as hedges is immaterial to the consolidated financial statements.

Volume: The Company's outstanding contracts related to its commodity hedging programs include:

Volume
in millions	April 30, 2023	October 30, 2022
Corn	27.5 bushels	34.3 bushels
Lean Hogs	186.9 pounds	177.5 pounds
Natural Gas	1.2 MMBtu	— MMBtu

Fair Value of Derivatives:  The fair values of the Company’s derivative instruments designated as hedges are:

		Gross Fair Value
in thousands	Location on Consolidated Condensed Statements of Financial Position	April 30, 2023	October 30, 2022
Commodity Contracts(1)	Other Current Assets	$(9,833)	$13,504
(1) Amounts represent the gross fair value of commodity derivative assets and liabilities. The Company nets the derivative assets and liabilities for each of its commodity hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract. The amount or timing of cash collateral balances may impact the classification of the commodity derivative in the Consolidated Condensed Statements of Financial Position. The gross liability position as of April 30, 2023, includes the right to reclaim net cash collateral of $32.1 million contained within the master netting arrangement. The gross asset position as of October 30, 2022, is offset by the obligation to return net cash collateral of $1.3 million. See Note H - Fair Value Measurements for a discussion of these net amounts as reported in the Consolidated Condensed Statements of Financial Position.

Fair Value Hedge - Assets (Liabilities): The carrying amount of the Company's fair value hedged assets (liabilities) are:

		Carrying Amount of Hedged Assets/(Liabilities)
in thousands	Location on Consolidated Condensed Statements of Financial Position	April 30, 2023	October 30, 2022
Commodity Contracts	Accounts Payable(1)	$2,448	$5,725
Interest Rate Contracts	Long-term Debt Less Current Maturities(2)	(436,299)	(430,050)
(1)  Represents the carrying amount of fair value hedged assets and liabilities which are offset by other assets included in master netting arrangements described above.
(2) Represents the carrying amount of the hedged portion of the 2024 Notes. As of April 30, 2023, the carrying amount of the 2024 Notes included a cumulative fair value hedging adjustment of $13.7 million from discontinued hedges.

Accumulated Other Comprehensive Loss Impact: As of April 30, 2023, the Company included in AOCL hedging losses (before tax) of $17.8 million on commodity contracts and gains of $13.0 million related to interest rate settled positions. The Company expects to recognize the majority of the losses on commodity contracts over the next twelve months. Gains on interest rate contracts offset the hedged interest payments over the tenor of the associated debt instruments.

The effect on AOCL for gains or losses (before tax) related to the Company's derivative instruments are:

	Gain/(Loss) Recognized in AOCL (1)		Gain/(Loss) Reclassified from AOCL into Earnings (1)		Location on Consolidated Statements of Operations
	Quarter Ended		Quarter Ended
in thousands	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022
Cash Flow Hedges
Commodity Contracts	$(23,161)	$50,331	$732	$11,269	Cost of Products Sold
Excluded Component (2)	(1,036)	(2,271)	—	—
Interest Rate Contracts	—	—	247	247	Interest Expense

	Gain/(Loss) Recognized in AOCL (1)		Gain/(Loss) Reclassified from AOCL into Earnings (1)		Location on Consolidated Statements of Operations
	Six Months Ended		Six Months Ended
in thousands	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022
Cash Flow Hedges
Commodity Contracts	$(31,551)	$70,611	$11,591	$19,015	Cost of Products Sold
Excluded Component (2)	(691)	(3,444)	—	—
Interest Rate Contracts	—	—	494	494	Interest Expense
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

Consolidated Statements of Operations Impact: The effect on the Consolidated Statements of Operations for gains or losses (before tax) related to the Company's derivative instruments are:

	Consolidated Statements of Operations Impact
	Quarter Ended		Six Months Ended
in thousands	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022
Net Earnings Attributable to Hormel Foods Corporation	$217,239	$261,617	$434,958	$501,188

Cash Flow Hedges - Commodity Contracts
Gain (Loss) Reclassified from AOCL	732	9,599	11,591	17,345
Amortization of Excluded Component from Options	(1,497)	(1,120)	(2,909)	(1,945)
Gain (Loss) Reclassified from AOCL Due to Discontinuance of Cash Flow Hedges (1)	—	1,620	—	1,620

Fair Value Hedges - Commodity Contracts
Gain (Loss) on Commodity Futures (2)	1,563	(9,757)	(1,459)	(13,407)
Total Gain (Loss) on Commodity Contracts (3)	$798	$342	$7,223	$3,613

Cash Flow Hedges - Interest Rate Locks
Gain (Loss) Reclassified from AOCL	247	247	494	494
Fair Value Hedge - Interest Rate Swap
Gain (Loss) on Interest Rate Swap	—	699	—	1,491
Amortization of Loss Due to Discontinuance of Fair Value Hedge (4)	(3,125)	—	(6,250)	—
Total Gain (Loss) on Interest Rate Contracts (5)	$(2,878)	$946	$(5,755)	$1,985

Total Gain (Loss) Recognized in Earnings	$(2,080)	$1,288	$1,468	$5,598

(1) During the second quarter of fiscal 2022, the Company discontinued hedge accounting on 0.6 million bushels of corn usage that was deemed no longer probable to occur. A gain of $1.7 million related to the discontinued hedges and an immaterial loss related to the excluded component from options was reclassified directly into earnings.
(2) Represents gains or losses on commodity contracts designated as fair value hedges that were closed during the quarter ended April 30, 2023, which were offset by a corresponding gain or loss on the underlying hedged purchase commitment. Additional gains or losses related to changes in the fair value of open commodity contracts, along with the offsetting gain or loss on the hedged purchase commitment, are also marked-to-market through earnings with no impact on a net basis.
(3)     Total Gain (Loss) on Commodity Contracts is recognized in earnings through Cost of Products Sold.
(4)    Represents the fair value hedging adjustment amortized into earnings.
(5)    Total Gain (Loss) on Interest Rate Contracts is recognized in earnings through Interest Expense.

NOTE F - PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic benefit cost for pension and other post-retirement benefit plans consists of:

	Pension Benefits
	Quarter Ended		Six Months Ended
in thousands	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022
Service Cost	$8,902	$10,019	$17,804	$20,038
Interest Cost	17,157	12,640	34,315	25,279
Expected Return on Plan Assets	(19,571)	(27,062)	(39,142)	(54,124)
Amortization of Prior Service Cost	(461)	(374)	(921)	(748)
Recognized Actuarial (Gain) Loss	3,325	3,132	6,650	6,264
Net Periodic Cost	$9,353	$(1,645)	$18,706	$(3,290)

	Post-retirement Benefits
	Quarter Ended		Six Months Ended
in thousands	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022
Service Cost	$62	$117	$123	$234
Interest Cost	3,014	1,921	6,028	3,840
Amortization of Prior Service Cost	2	2	4	4
Recognized Actuarial (Gain) Loss	(7)	610	(14)	1,220
Net Periodic Cost	$3,071	$2,650	$6,141	$5,298

Non-service cost components of net pension and post-retirement benefit cost are presented within Interest and Investment Income on the Consolidated Statements of Operations.

NOTE G - ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of Accumulated Other Comprehensive Loss are as follows:

in thousands	Foreign Currency Translation	Pension & Other Benefits		Derivatives & Hedging		Equity Method Investments	Accumulated Other Comprehensive Loss
Balance at January 29, 2023	$(74,969)	$(192,635)		$15,343		$—	$(252,261)
Unrecognized Gains (Losses)
Gross	22,845	27		(24,197)		1,408	84
Tax Effect	—	—		5,898		—	5,898
Reclassification into Net Earnings							0
Gross	—	2,859	(1)	(980)	(2)	—	1,880
Tax Effect	—	(703)		215		—	(488)
Net of Tax Amount	22,845	2,183		(19,063)		1,408	7,374
Balance at April 30, 2023	$(52,124)	$(190,451)		$(3,720)		$1,408	$(244,887)

Balance at October 30, 2022	$(89,793)	$(195,624)		$29,856		$—	$(255,561)
Unrecognized Gains (Losses)
Gross	37,669	1,127		(32,241)		1,408	7,963
Tax Effect	—	(266)		7,851		—	7,585
Reclassification into Net Earnings
Gross	—	5,719	(1)	(12,086)	(2)	—	(6,367)
Tax Effect	—	(1,407)		2,899		—	1,492
Net of Tax Amount	37,669	5,173		(33,577)		1,408	10,674
Balance at April 30, 2023	$(52,124)	$(190,451)		$(3,720)		$1,408	$(244,887)

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis and their level within the fair value hierarchy are presented in the tables below.

	Fair Value Measurements at April 30, 2023
in thousands	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Cash and Cash Equivalents (1)	$580,496	$579,647	$849	$—
Short-term Marketable Securities (2)	17,531	2,641	14,890	—
Other Trading Securities (3)	192,006	—	192,006	—
Commodity Derivatives (4)	12,353	12,661	(308)	—
Total Assets at Fair Value	$802,385	$594,949	$207,437	$—
Liabilities at Fair Value
Deferred Compensation (3)	$59,366	$—	$59,366	$—
Total Liabilities at Fair Value	$59,366	$—	$59,366	$—

	Fair Value Measurements at October 30, 2022
in thousands	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Cash and Cash Equivalents (1)	$982,107	$980,730	$1,377	$—
Short-term Marketable Securities (2)	16,149	8,763	7,386	—
Other Trading Securities (3)	186,243	—	186,243	—
Commodity Derivatives (4)	12,448	12,228	220	—
Total Assets at Fair Value	$1,196,947	$1,001,721	$195,226	$—
Liabilities at Fair Value
Deferred Compensation (3)	$57,790	$—	$57,790	$—
Total Liabilities at Fair Value	$57,790	$—	$57,790	$—

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

Under the Company's deferred compensation plans, participants can defer certain types of compensation and elect to receive a return based on the changes in fair value of various investment options which include equity securities, money market accounts, bond funds, or other portfolios for which there is an active quoted market. The Company also offers a fixed rate investment option to participants. The rate earned on these investments is adjusted annually based on a specified percentage of the Internal Revenue Service (I.R.S.) applicable federal rates. These liabilities are classified as Level 2. The Company maintains funding in the rabbi trust generally mirroring the selections within the deferred compensation plans. These funds are managed by a third-party insurance policy, the values of which represent their cash surrender value based on the fair value of the underlying investments in the account. These policies are classified as Level 2.

The rabbi trust is included in Other Assets and deferred compensation liabilities in Other Long-term Liabilities on the Consolidated Condensed Statements of Financial Position. Securities held by the rabbi trust are classified as trading securities. Unrealized gains and losses associated with these investments are included in the Company's earnings. During the quarter and six months ended April 30, 2023, securities held by the rabbi trust generated gains of less than $0.1 million and $7.1 million, respectively, compared to losses of $6.6 million and $12.0 million for the quarter and six months ended May 1, 2022, respectively.

(4)    The Company’s commodity derivatives represent futures, swaps, and options contracts used in its hedging or other programs to offset price fluctuations associated with purchases of corn, natural gas, hogs, and pork, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers. The Company’s futures and options contracts for corn are traded on the Chicago Board of Trade, while futures contracts for lean hogs are traded on the Chicago Mercantile Exchange. These are active markets with quoted prices available, and these contracts are classified as Level 1. The Company holds natural gas and pork swap contracts that are over-the-counter instruments classified as Level 2. The value of the natural gas swap contracts is calculated using quoted prices from the New York Mercantile Exchange, and the value of the pork swap contracts are calculated using a futures implied USDA estimated pork cut-out value. All derivatives are reviewed for potential credit risk and risk of nonperformance. The net balance for commodity derivatives is included in Other Current Assets or Accounts Payable, as appropriate, in the Consolidated Condensed Statements of Financial Position. As of April 30, 2023, the Company has recognized the right to reclaim net cash collateral of $32.1 million from various counterparties (including cash of $29.8 million plus $2.3 million of realized gain). As of October 30, 2022, the Company had recognized the obligation to return net cash collateral of $1.3 million from various counterparties (including cash of $27.5 million less $26.2 million of realized gain).

The Company’s financial assets and liabilities include accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value. The Company does not carry its long-term debt at fair value in its Consolidated Condensed Statements of Financial Position. The fair value of long-term debt, utilizing discounted cash flows (Level 2), was $2.9 billion as of April 30, 2023, and $2.7 billion as of October 30, 2022. See Note I - Long-Term Debt and Other Borrowing Arrangements for additional information.

The Company measures certain nonfinancial assets and liabilities at fair value, which are recognized or disclosed on a nonrecurring basis (e.g., goodwill, intangible assets, and property, plant, and equipment). There were no material remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the quarter and six months ended April 30, 2023 and May 1, 2022.

NOTE I - LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS
Long-term Debt consists of:

in thousands	April 30, 2023	October 30, 2022
Senior Unsecured Notes, with Interest at 3.050% Interest Due Semi-annually through June 2051 Maturity Date	$600,000	$600,000
Senior Unsecured Notes, with Interest at 1.800% Interest Due Semi-annually through June 2030 Maturity Date	1,000,000	1,000,000
Senior Unsecured Notes, with Interest at 1.700% Interest Due Semi-annually through June 2028 Maturity Date	750,000	750,000
Senior Unsecured Notes, with Interest at 0.650% Interest Due Semi-annually through June 2024 Maturity Date	950,000	950,000
Unamortized Discount on Senior Notes	(7,383)	(7,750)
Unamortized Debt Issuance Costs	(18,067)	(19,856)
Interest Rate Swap Liabilities (1)	(13,701)	(19,950)
Finance Lease Liabilities	40,317	44,473
Other Financing Arrangements	2,228	2,429
Total	3,303,394	3,299,345
Less: Current Maturities of Long-term Debt	8,956	8,796
Long-term Debt Less Current Maturities	$3,294,438	$3,290,549
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

On April 17, 2023, the Company entered into a first amendment (Amendment) to the Company’s $750.0 million revolving credit agreement. The Amendment provides for, among other things (i) the replacement of London Interbank Offered Rate (LIBOR) with Term Secured Overnight Financing Rate (SOFR) and Daily Simple Singapore Overnight Rate Average (SORA) for the Eurocurrency Rate for Dollars and Singapore Dollars, including applicable credit spread adjustments and relevant SOFR benchmark provisions, (ii) permitting two one-year extension options to be exercised at any anniversary, (iii) removing the change in debt ratings notice requirement, (iv) shortening the notice period requirements for Base Rate Loans to allow for same day notice, and (v) increasing the number of permitted interest periods from 8 to 15.

The unsecured revolving line of credit bears interest, at the Company’s election, at either a Base Rate plus margin of 0.0% to 0.150% or the Adjusted Term SOFR, Adjusted Daily Simple Risk-Free Rate (RFR) or Eurocurrency Rate plus margin of 0.575% to 1.150% and a variable fee of 0.050% to 0.100% is paid for the availability of this credit line. Extensions of credit under the facility may be made in the form of revolving loans, swingline loans and letters of credit. The lending commitments under the agreement are scheduled to expire on May 6, 2026, at which time the Company will be required to pay in full all obligations then outstanding. As of April 30, 2023, and October 30, 2022, the Company had no outstanding draws from this facility.

Debt Covenants: The Company is required by certain covenants in its debt agreements to maintain specified levels of financial ratios and financial position. As of April 30, 2023, the Company was in compliance with all of these covenants.

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

The Company's effective tax rate for the quarter and six months ended April 30, 2023, was 22.1 percent and 22.4 percent, respectively, compared to 18.7 percent and 20.5 percent, respectively, for the corresponding periods a year ago. The higher effective tax rate in the current quarter and first six months of fiscal 2023 is primarily due to the decrease in tax benefits from stock option exercises.

The amount of unrecognized tax benefits, including interest and penalties, is recorded in Other Long-term Liabilities. These benefits, if recognized as of April 30, 2023, would impact the Company’s effective tax rate by $19.3 million compared to $21.0 million as of May 1, 2022. The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense. Interest and penalties included in income tax expense was immaterial for the quarters ended April 30, 2023, and May 1, 2022. The amount of accrued interest and penalties associated with unrecognized tax benefits was $3.0 million at April 30, 2023, and $5.8 million at May 1, 2022.

The Company is regularly audited by federal and state taxing authorities. The I.R.S. concluded their examination of fiscal year 2021 in the second quarter. Previously, the I.R.S. placed the Company in the Bridge phase of the Compliance Assurance Process (CAP) for fiscal 2020. In this phase, the I.R.S. will not accept any disclosures, conduct any reviews, or provide any assurances. The Company has elected to participate in CAP for fiscal years through 2023. The objective of CAP is to contemporaneously work with the I.R.S. to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. The Company may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time.

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

NOTE K - EARNINGS PER SHARE DATA

The reported net earnings attributable to the Company were used when computing basic and diluted earnings per share. The following table sets forth the shares used as the denominator for those computations:

	Quarter Ended		Six Months Ended
in thousands	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022
Basic Weighted-average Shares Outstanding	546,424	544,702	546,404	543,691
Dilutive Potential Common Shares	2,588	5,334	3,118	5,291
Diluted Weighted-average Shares Outstanding	549,013	550,036	549,522	548,982

Antidilutive Potential Common Shares	7,165	790	5,202	2,145

NOTE L - SEGMENT REPORTING

The Company develops, processes, and distributes a wide array of food products in a variety of markets. As discussed in Note A - Summary of Significant Accounting Policies, the Company transitioned to a new operating model in the first quarter of fiscal 2023 and now reports its results in the following three segments: Retail, Foodservice, and International, which is consistent with how the Company's chief operating decision maker (CODM) assesses performance and allocates resources. Prior period segment results have been retrospectively recast to reflect the new reportable segments.

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

	Quarter Ended		Six Months Ended
in thousands	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022
Net Sales
Retail	$1,916,243	$2,000,695	$3,874,040	$3,996,591
Foodservice	881,441	909,872	1,716,191	1,764,066
International	179,955	185,992	358,400	380,260
Total Net Sales	$2,977,639	$3,096,559	$5,948,632	$6,140,917

Segment Profit
Retail	$153,226	$190,186	$307,903	$359,888
Foodservice	145,399	135,927	281,841	270,685
International	13,595	27,130	33,500	54,369
Total Segment Profit	312,220	353,243	623,244	684,941
Net Unallocated Expense	33,356	31,436	63,111	54,370
Noncontrolling Interest	(24)	62	(92)	201
Earnings Before Income Taxes	$278,839	$321,868	$560,041	$630,772

The Company’s products consist primarily of meat and other food products. Total revenue contributed by classes of similar products are:

	Quarter Ended		Six Months Ended
in thousands	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022
Perishable	$2,073,238	$2,193,300	$4,153,699	$4,321,548
Shelf-stable	904,401	903,258	1,794,933	1,819,369
Total Net Sales	$2,977,639	$3,096,559	$5,948,632	$6,140,917

Perishable includes fresh meats, frozen items, refrigerated meal solutions, bacon, sausages, hams, guacamole, and other items that require refrigeration. Shelf-stable includes canned luncheon meats, nut butters, snack nuts, chili, shelf-stable microwaveable meals, hash, stews, tortillas, salsas, tortilla chips, nutritional food supplements, and other items that do not require refrigeration.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

The Company is a global manufacturer and marketer of branded food products. The Company's three reportable segments are described in Note L - Segment Reporting in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The Company reported net earnings per diluted share of $0.40 for the second quarter of fiscal 2023, down 17 percent compared to last year. Significant factors impacting the quarter were:

•Net sales for the second quarter decreased, as the benefit from pricing actions to mitigate inflationary pressures was more than offset by the impact of lower volumes in each business segment and lower net pricing in certain categories, such as bacon, reflecting raw material commodity deflation. Volume and net sales declines for each segment were partially due to lower turkey availability as a result of the ongoing impacts of highly pathogenic avian influenza (HPAI) in the Company's vertically integrated turkey supply chain.
•Segment profit for the second quarter decreased 12 percent, as improved results in the Foodservice segment were more than offset by declines in the Retail and International segments.
•Earnings before income taxes for the second quarter decreased 13 percent compared to the prior year. Lower selling, general, and administrative expenses and higher equity in earnings were unable to overcome the impact of lower sales, unfavorable mix, and higher operating costs.

•Foodservice segment profit increased primarily due to improved mix across the portfolio.
•International segment profit declined significantly due to lower sales in China and significantly lower turkey export sales.
•Retail segment profit declined due to the impact of lower net sales, unfavorable mix and higher operating costs, partially offset by the benefit from pricing actions across the portfolio, higher equity in earnings from MegaMex Foods, LLC (MegaMex Foods) and improved results for the bacon business.
•Year-to-date cash flow from operations was $412 million, down 29 percent compared to the prior year.
•During the second quarter, the Company increased its common stock interest in PT Garudafood Putra Putri Jaya Tbk (Garudafood) to approximately 30%.

Consolidated Results

Volume, Net Sales, Earnings, and Diluted Earnings Per Share

	Quarter Ended			Six Months Ended
in thousands, except per share amounts	April 30, 2023	May 1, 2022	% Change	April 30, 2023	May 1, 2022	% Change
Volume (lbs.)	1,099,563	1,164,198	(5.6)	2,161,774	2,369,070	(8.8)
Net Sales	$2,977,639	$3,096,559	(3.8)	$5,948,632	$6,140,917	(3.1)
Earnings Before Income Taxes	278,839	321,868	(13.4)	560,041	630,772	(11.2)
Net Earnings Attributable to Hormel Foods Corporation	217,239	261,617	(17.0)	434,958	501,188	(13.2)
Diluted Earnings Per Share	0.40	0.48	(16.7)	0.79	0.91	(13.2)

Net Sales
Net sales for the second quarter decreased, as the benefit from pricing actions to mitigate inflationary pressures was more than offset by the impact of lower volumes in each business segment and lower net pricing in certain categories, such as bacon, reflecting raw material commodity deflation.

In the second quarter, retail brands and products such as Hormel® chili, SKIPPY®, Hormel® pepperoni, WHOLLY®, Applegate® frozen items, Hormel® Square TableTM, Hormel® Gatherings®, La Victoria®, Herdez®, Dinty Moore® and Mary Kitchen® delivered net sales growth compared to the prior year. In the Foodservice segment, the sliced meats, pizza toppings, and premium breakfast sausage categories grew volume and net sales during the quarter compared to last year. In the International segment, overall net sales declines for the quarter were partially offset by net sales growth from the SKIPPY® and Planters® brands, in addition to strong growth in Brazil.

For the first six months of the year, the benefit from pricing actions to mitigate inflationary pressures was more than offset by the impact of lower volumes in each segment. The primary drivers of lower volume were declines in commodity pork availability as a result of the Company's new pork supply agreement and lower turkey supply from the ongoing impacts of HPAI.

Cost of Products Sold

	Quarter Ended			Six Months Ended
in thousands	April 30, 2023	May 1, 2022	% Change	April 30, 2023	May 1, 2022	% Change
Cost of Products Sold	$2,486,220	$2,543,088	(2.2)	$4,961,263	$5,048,697	(1.7)

Cost of products sold for the second quarter and first six months of fiscal 2023 decreased due to lower sales. On a volume basis, cost of products sold increased 8 percent for the first six months of the year driven primarily by continued inflationary pressures stemming from, among other inputs, packaging, logistics, and labor.

Costs are expected to remain elevated due to the continued impacts of broad-based inflation and higher warehousing costs. In general, raw material input costs for protein are expected to be lower for the balance of the year compared to fiscal 2022 but to remain above historical levels. Feed costs are anticipated to remain above historical levels.

Gross Profit

	Quarter Ended			Six Months Ended
in thousands	April 30, 2023	May 1, 2022	% Change	April 30, 2023	May 1, 2022	% Change
Gross Profit	$491,419	$553,471	(11.2)	$987,369	$1,092,220	(9.6)
Percentage of Net Sales	16.5%	17.9%		16.6%	17.8%

Gross profit as a percentage of net sales for the second quarter and first six months of fiscal 2023 declined, driven primarily by unfavorable mix and the persistent impact of inflationary pressures. Pricing actions helped mitigate some of the impact from inflationary pressures. Gross profit as a percentage of net sales increased for the Foodservice segment but declined for the Retail and International segments during the second quarter and first six months of the year.

Looking ahead to the third quarter of fiscal 2023, the Company expects gross profit as a percentage of net sales to decline compared to last year. The Company expects gross profit as a percentage of net sales to increase for the Foodservice segment but decline for the Retail and International segments.

Selling, General, and Administrative (SG&A)

	Quarter Ended			Six Months Ended
in thousands	April 30, 2023	May 1, 2022	% Change	April 30, 2023	May 1, 2022	% Change
SG&A	$212,492	$224,659	(5.4)	$434,548	$450,631	(3.6)
Percentage of Net Sales	7.1%	7.3%		7.3%	7.3%

For the second quarter, SG&A expenses decreased due to lower employee-related expenses and advertising investments. For the first six months of fiscal 2023, SG&A expenses as a percent of net sales were comparable to the prior year.

Advertising investments in the second quarter were $35 million, down 11 percent compared to last year. The Company expects full-year advertising expense to increase compared to the prior year.

Equity in Earnings of Affiliates

	Quarter Ended			Six Months Ended
in thousands	April 30, 2023	May 1, 2022	% Change	April 30, 2023	May 1, 2022	% Change
Equity in Earnings of Affiliates	$16,870	$5,916	185.2	$32,429	$12,814	153.1

Equity in earnings of affiliates for the second quarter and first six months of fiscal 2023 increased due to significantly higher results for MegaMex Foods. MegaMex Foods results reflect a benefit from pricing actions and lower avocado input costs.

Effective Tax Rate

	Quarter Ended		Six Months Ended
	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022
Effective Tax Rate	22.1%	18.7%	22.4%	20.5%

The higher effective tax rate in the second quarter and first six months of fiscal 2023 is primarily due to the decrease in tax benefits from stock option exercises. The effective tax rate for fiscal 2023 is expected to be between 21.0% and 23.0%. For further information, refer to Note J - Income Taxes.

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

	Quarter Ended			Six Months Ended
in thousands	April 30, 2023	May 1, 2022	% Change	April 30, 2023	May 1, 2022	% Change
Net Sales
Retail	$1,916,243	$2,000,695	(4.2)	$3,874,040	$3,996,591	(3.1)
Foodservice	881,441	909,872	(3.1)	1,716,191	1,764,066	(2.7)
International	179,955	185,992	(3.2)	358,400	380,260	(5.7)
Total	$2,977,639	$3,096,559	(3.8)	$5,948,632	$6,140,917	(3.1)

Segment Profit
Retail	$153,226	$190,186	(19.4)	$307,903	$359,888	(14.4)
Foodservice	145,399	135,927	7.0	281,841	270,685	4.1
International	13,595	27,130	(49.9)	33,500	54,369	(38.4)
Total Segment Profit	312,220	353,243	(11.6)	623,244	684,941	(9.0)
Net Unallocated Expense	33,356	31,436	6.1	63,111	54,370	16.1
Noncontrolling Interest	(24)	62	(138.3)	(92)	201	(146.0)
Earnings Before Income Taxes	$278,839	$321,868	(13.4)	$560,041	$630,772	(11.2)

Volume and net sales declined for each segment for the first six months of fiscal 2023 primarily due to lower fresh pork availability resulting from the Company's new pork supply agreement and lower turkey volumes due to the ongoing impacts of HPAI in the Company's vertically integrated turkey supply chain.

Retail

	Quarter Ended			Six Months Ended
in thousands	April 30, 2023	May 1, 2022	% Change	April 30, 2023	May 1, 2022	% Change
Volume (lbs.)	766,330	824,539	(7.1)	1,519,217	1,693,478	(10.3)
Net Sales	$1,916,243	$2,000,695	(4.2)	$3,874,040	$3,996,591	(3.1)
Segment Profit	153,226	190,186	(19.4)	307,903	359,888	(14.4)

For the second quarter, net sales growth from the global flavors vertical was more than offset by lower net sales across the other retail verticals. Brands and products such as Hormel® chili, SKIPPY®, Hormel® pepperoni, WHOLLY®, Applegate® frozen items, Hormel® Square TableTM, Hormel® Gatherings®, La Victoria®, Herdez®, Dinty Moore® and Mary Kitchen® delivered net sales growth compared to the prior year. Additionally, Planters® snack nuts and Hormel® Black Label® bacon grew volume during the quarter, partially overcoming the headwind from lower turkey volumes, the impact of elasticities related to pricing actions, and lower contract manufacturing volumes.

Net sales declined for the first six months of fiscal 2023 primarily due to lower fresh pork availability and lower turkey volumes.

Segment profit declined for the second quarter and first six months of the year due to the impact from lower net sales, unfavorable mix and higher operating costs, partially offset by the benefit from pricing actions across the portfolio, higher equity in earnings from MegaMex Foods, and improved results for the bacon business.

Looking to the third quarter, the Retail segment expects lower segment profit compared to last year. From a net sales perspective, the impact of pricing actions and rebounding turkey volumes are expected to more than offset lower pricing across the bacon portfolio and strong SKIPPY® peanut butter sales in the prior year. Declines in segment profit are expected as a result of unfavorable mix and higher operating expenses. Further risks to the outlook include higher-than-expected elasticities and lower sales volumes as a result of softer consumer demand.

Foodservice

	Quarter Ended			Six Months Ended
in thousands	April 30, 2023	May 1, 2022	% Change	April 30, 2023	May 1, 2022	% Change
Volume (lbs.)	254,575	257,914	(1.3)	491,662	510,164	(3.6)
Net Sales	$881,441	$909,872	(3.1)	$1,716,191	$1,764,066	(2.7)
Segment Profit	145,399	135,927	7.0	281,841	270,685	4.1

Volume and net sales declined during the second quarter, as growth in the sliced meats, pizza toppings, and premium breakfast sausage categories was more than offset by the impact of lower turkey volumes and lower net pricing in certain categories, such as bacon, reflecting raw material commodity deflation. Brands such as Cafe H®, Hormel® Bacon 1TM, Old Smokehouse® and Hormel® Fire BraisedTM also delivered volume gains compared to the prior year.

Net sales declined for the first six months of fiscal 2023 primarily due to lower fresh pork availability, lower turkey volumes, and lower net pricing in certain categories reflecting raw material commodity deflation.

Segment profit increased during the second quarter and first six months of fiscal 2023 due to improved mix across the portfolio.

For the third quarter, the Foodservice segment expects higher segment profit compared to the prior year. The Company expects rebounding turkey volumes and improved mix to be the primary drivers of growth. Risks to the outlook include further softening of foodservice industry demand and higher-than-expected operating costs.

International

	Quarter Ended			Six Months Ended
in thousands	April 30, 2023	May 1, 2022	% Change	April 30, 2023	May 1, 2022	% Change
Volume (lbs.)	78,659	81,745	(3.8)	150,896	165,429	(8.8)
Net Sales	$179,955	$185,992	(3.2)	$358,400	$380,260	(5.7)
Segment Profit	13,595	27,130	(49.9)	33,500	54,369	(38.4)

During the second quarter, volume and net sales growth from the SKIPPY® and Planters® brands, in addition to strong growth in Brazil, was more than offset by lower commodity turkey export sales and lower results in China. Foodservice sales in China improved sequentially throughout the second quarter, helping offset the difficult comparison to retail pantry loading and sales to food-security programs last year.

Net sales declined for the first six months of fiscal 2023 primarily due to lower turkey volumes and lower sales in China.

Segment profit for the second quarter and first six months of fiscal 2023 declined significantly due to lower sales in China and lower turkey export sales.

In the third quarter, the International segment anticipates segment profit to decline compared to last year but show sequential improvement to the second quarter. The segment expects to benefit from strong branded export margins, gradually improving conditions in China, and more normalized turkey export volumes by the end of the quarter. Further risks to the outlook include weaker-than-expected export demand, deteriorating economic conditions in China, and continued disruption impacting the Company's turkey exports.

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

	Quarter Ended		Six Months Ended
in thousands	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022
Net Unallocated Expense	$33,356	$31,436	$63,111	$54,370
Noncontrolling Interest	(24)	62	(92)	201

For the second quarter and first six months of fiscal 2023, net unallocated expense increased due to higher pension costs, which were partially offset by improved rabbi investment results.

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

Cash Flow Highlights

	Six Months Ended
in thousands	April 30, 2023	May 1, 2022
Cash and Cash Equivalents	$580,496	$861,719
Cash Provided by (Used in) Operating Activities	411,754	577,111
Cash Provided by (Used in) Investing Activities	(511,068)	(125,811)
Cash Provided by (Used in) Financing Activities	(306,739)	(204,001)

Cash and cash equivalents decreased $402 million for the six months ended April 30, 2023 primarily due to the purchase of a minority interest in Garudafood for $426 million. Additional details related to significant drivers of cash flows are provided below.

Cash Provided by (Used in) Operating Activities
•Cash flows from operating activities were largely impacted by changes in operating assets and liabilities.
–Accounts receivable decreased $106 million during the six months ended April 30, 2023 primarily due to lower sales and decreased $109 million during the six months ended May 1, 2022 as a result of the timing of sales and collections.
–Accounts payable and accrued expenses decreased $205 million and $46 million in the six months ended April 30, 2023, and May 1, 2022, respectively, due to the general timing of invoice payments and annual incentive payments.
–Inventory increased $27 million for the first half of 2023 compared to $226 million in the prior year. The increase in inventory during fiscal 2023 was due to production outpacing sales and the higher inventory value in fiscal 2022 was primarily driven by increased raw material costs.

Cash Provided by (Used in) Investing Activities
•During the six months ended April 30, 2023, the Company purchased a minority interest in Garudafood for $426 million.
•Capital expenditures were $91 million and $128 million in the six months ended April 30, 2023, and May 1, 2022, respectively. The largest spend in both years was related to capacity expansion for pepperoni and the SPAM® family of products.

Cash Provided by (Used in) Financing Activities
•Cash dividends paid to the Company’s shareholders continue to be an ongoing financing activity for the Company with payments totaling $293 million during the six months ended April 30, 2023 compared to $274 million in the comparable period of fiscal 2022.
•Share repurchases were $12 million during the six months ended April 30, 2023 compared with no share repurchases during fiscal 2022.
•Proceeds from exercise of stock options was $3 million in the six months ended April 30, 2023 compared to $75 million in the comparable period of fiscal 2022. The decrease in proceeds was due to fewer options exercised during fiscal 2023 compared to fiscal 2022.

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

The Company believes its anticipated income from operations, cash on hand, borrowing capacity under the current credit facility, and access to capital markets will be adequate to meet all short-term and long-term commitments. The Company continues to look for opportunities to make investments and acquisitions that align with its strategic priorities. The Company's ability to leverage its balance sheet through the issuance of debt provides the flexibility to pursue strategic opportunities which may require additional funding.

Dividend Payments
The Company remains committed to providing returns to investors through cash dividends. The Company has paid 379 consecutive quarterly dividends since becoming a public company in 1928. The annual dividend rate for fiscal 2023 increased to $1.10 per share, representing the 57th consecutive annual dividend increase.

Capital Expenditures
Capital expenditures are first allocated to required maintenance and then growth opportunities based on the needs of the business. Capital expenditures supporting growth opportunities in fiscal 2023 will focus on projects for capacity, innovation, automation, and new technology. Capital expenditures for fiscal 2023 are estimated to be $280 million.

Debt
As of April 30, 2023, the Company’s outstanding debt included $3.3 billion of fixed rate unsecured senior notes due in fiscal 2024, 2028, 2030, and 2051 with interest payable semi-annually. During the first six months of fiscal 2023, the Company made $28 million of interest payments and expects to make an additional $28 million of interest payments during fiscal 2023 on these notes. See Note I - Long-Term Debt and Other Borrowing Arrangements for additional information.

Borrowing Capacity
As a source of short-term financing, the Company maintains a $750 million unsecured revolving credit facility. The maximum commitment under this credit facility may be further increased by $375 million, generally by mutual agreement of the lenders and the Company, subject to certain customary conditions. Funds drawn from this facility may be used by the Company to refinance existing debt, for working capital or other general corporate purposes, and for funding acquisitions. The lending commitments under the facility are scheduled to expire on May 6, 2026, at which time the Company will be required to pay in full all obligations then outstanding. As of April 30, 2023, the Company had no outstanding draws from this facility.

Debt Covenants
The Company’s debt and credit agreements contain customary terms and conditions including representations, warranties, and covenants. These debt covenants limit the ability of the Company to, among other things, incur debt for borrowed money secured by certain liens and engage in certain sale and leaseback transactions, and require maintenance of certain consolidated leverage ratios. As of April 30, 2023, the Company was in compliance with all covenants and expects to maintain compliance in the future.

Cash Held by International Subsidiaries
As of April 30, 2023, the Company had $205 million of cash and cash equivalents held by international subsidiaries. The Company maintains all undistributed earnings as permanently reinvested. The Company evaluates the balance and uses of cash held internationally based on the needs of the business.

Share Repurchases
The Company is authorized to repurchase 3,677,494 shares of common stock as part of an existing plan approved by the Company’s Board of Directors. During the second quarter of fiscal 2023, the Company repurchased 310,000 shares for $12 million.

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

Commodity Price Risk: The Company is subject to commodity price risk primarily through the grain, live hog, and natural gas markets. To reduce these exposures and offset the fluctuations caused by changes in market conditions, the Company employs hedging programs. These programs utilize futures, swaps, and options contracts and are accounted for as cash flow hedges. The fair value of the Company’s cash flow commodity contracts as of April 30, 2023, was $(12.1) million compared to $21.6 million as of October 30, 2022. The Company measures its market risk exposure on its cash flow commodity contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices. A 10 percent decrease in the market price would have negatively impacted the fair value of the Company's cash flow commodity contracts as of April 30, 2023, by $30.3 million, which in turn would lower the Company's future cost on purchased commodities by a similar amount.

Interest Rate Risk: The Company is subject to interest rate risk primarily from changes in fair value of long-term fixed rate debt. As of April 30, 2023, the Company’s long-term debt had a fair value of $2.9 billion compared to $2.7 billion as of October 30, 2022. The Company measures its market risk exposure of long-term fixed rate debt using a sensitivity analysis, which considers a 10 percent change in interest rates. A 10 percent decrease in interest rates would have positively impacted the fair value of the Company’s long-term debt as of April 30, 2023, by $81.4 million. A 10 percent increase would have negatively impacted the long-term debt by $76.2 million.

Foreign Currency Exchange Rate Risk: The fair values of certain assets are subject to fluctuations in foreign currency exchange rates. The Company's net asset position in foreign currencies as of April 30, 2023, was $1,125.7 million, compared to $652.4 million as of October 30, 2022, with most of the exposure existing in Indonesian rupiah, Chinese yuan and Brazilian real. The Company currently does not use market risk sensitive instruments to manage this risk.

Investment Risk: The Company has corporate-owned life insurance policies classified as trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans. As of April 30, 2023, the balance of these securities totaled $192.0 million compared to $186.2 million as of October 30, 2022. The rabbi trust is invested primarily in fixed income funds. The Company is subject to market risk due to fluctuations in the value of the remaining investments as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis. A 10 percent decline in the value of the investments not held in fixed income funds would have negatively impacted the Company’s pretax earnings by approximately $8.3 million, while a 10 percent increase in value would have a positive impact of the same amount.

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

(b)    Internal Controls.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the second quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Quarter Ended April 30, 2023

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
January 30, 2023 - March 5, 2023	—	$—	—	3,987,494
March 6, 2023 - April 2, 2023	210,000	39.42	210,000	3,777,494
April 3, 2023 - April 30, 2023	100,000	40.25	100,000	3,677,494
Total	310,000	$—	310,000
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

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

10.1
First Amendment to the Credit Agreement, dated as of April 17, 2023, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and the lenders identified on the signature pages thereof.

31.1	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2023, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Condensed Statements of Financial Position, (iv) Consolidated Statements of Changes in Shareholders' Investment, (v) Consolidated Condensed Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORMEL FOODS CORPORATION
(Registrant)

Date: June 1, 2023	By	/s/ JACINTH C. SMILEY
JACINTH C. SMILEY
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: June 1, 2023	By	/s/ PAUL R. KUEHNEMAN
PAUL R. KUEHNEMAN
Vice President and Controller
(Principal Accounting Officer)