Form 10-Q
period 2023-07-30
HORMEL FOODS CORP /DE/
filed 2023-08-31
CIK 48465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number: 1-2402
HORMEL FOODS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	41-0319970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Hormel Place, Austin Minnesota	55912-3680
(Address of principal executive offices)	(Zip Code)
(507) 437-5611
(Registrant’s telephone number, including area code)
Not Applicable
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 27, 2023
Common Stock	$0.01465	par value	546,481,141
Common Stock Non-Voting	$0.01	par value	0

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except per share amounts
Unaudited

	Quarter Ended		Nine Months Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Net Sales	$2,963,299	$3,034,414	$8,911,930	$9,175,331
Cost of Products Sold	2,465,251	2,528,364	7,426,514	7,577,062
Gross Profit	498,048	506,049	1,485,417	1,598,269
Selling, General, and Administrative	291,073	222,147	725,621	672,777
Equity in Earnings of Affiliates	9,784	7,138	42,213	19,951
Operating Income	216,759	291,040	802,009	945,443
Interest and Investment Income	9,239	14,411	20,700	20,078
Interest Expense	18,372	15,615	55,042	44,913
Earnings Before Income Taxes	207,626	289,836	767,666	920,608
Provision for Income Taxes	45,055	71,010	170,230	200,393
Net Earnings	162,571	218,826	597,437	720,215
Less: Net Earnings (Loss) Attributable to Noncontrolling Interest	(108)	(89)	(200)	112
Net Earnings Attributable to Hormel Foods Corporation	$162,679	$218,915	$597,637	$720,103

Net Earnings Per Share
Basic	$0.30	$0.40	$1.09	$1.32
Diluted	$0.30	$0.40	$1.09	$1.31

Weighted-average Shares Outstanding
Basic	546,358	546,077	546,389	544,486
Diluted	548,637	550,167	549,227	549,377

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
In thousands
Unaudited

	Quarter Ended		Nine Months Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Net Earnings	$162,571	$218,826	$597,437	$720,215
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(10,572)	(29,228)	27,362	(14,233)
Pension and Other Benefits	2,195	2,505	7,368	7,643
Deferred Hedging	2,518	(35,138)	(31,058)	967
Equity Method Investments	8,733	—	10,141	—
Total Other Comprehensive Income (Loss)	2,875	(61,861)	13,813	(5,623)
Comprehensive Income	165,445	156,965	611,250	714,592
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	(510)	(540)	(338)	(206)
Comprehensive Income Attributable to Hormel Foods Corporation	$165,955	$157,505	$611,588	$714,798

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
In thousands, except share and per share amounts
Unaudited

	July 30, 2023	October 30, 2022
Assets
Cash and Cash Equivalents	$669,124	$982,107
Short-term Marketable Securities	17,423	16,149
Accounts Receivable (Net of Allowance for Doubtful Accounts of $3,561 at July 30, 2023, and $3,507 at October 30, 2022)	786,246	867,593
Inventories	1,737,865	1,716,059
Taxes Receivable	7,498	7,177
Prepaid Expenses and Other Current Assets	36,613	48,041
Total Current Assets	3,254,770	3,637,125

Goodwill	4,931,590	4,925,829
Other Intangibles	1,790,761	1,803,027
Pension Assets	235,943	245,566
Investments in Affiliates	743,474	271,058
Other Assets	338,741	283,169
Property, Plant, and Equipment
Land	72,648	74,303
Buildings	1,426,048	1,398,255
Equipment	2,717,472	2,636,660
Construction in Progress	216,478	216,246
Less: Allowance for Depreciation	(2,301,168)	(2,184,319)
Net Property, Plant, and Equipment	2,131,479	2,141,146

Total Assets	$13,426,757	$13,306,919

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
In thousands, except share and per share amounts
Unaudited

	July 30, 2023	October 30, 2022
Liabilities and Shareholders' Investment
Accounts Payable	$703,407	$816,604
Accrued Expenses	119,464	58,801
Accrued Marketing Expenses	100,974	113,105
Employee Related Expenses	241,879	279,072
Interest and Dividends Payable	158,335	163,963
Taxes Payable	49,583	32,925
Current Maturities of Long-term Debt	946,981	8,796
Total Current Liabilities	2,320,622	1,473,266

Long-term Debt Less Current Maturities	2,360,380	3,290,549
Pension and Post-retirement Benefits	396,297	385,832
Deferred Income Taxes	467,827	475,212
Other Long-term Liabilities	163,768	141,840

Shareholders' Investment
Preferred Stock, Par Value $0.01 a Share–	—	—
Authorized 160,000,000 Shares: Issued–None
Common Stock, Non-voting, Par Value $0.01 a Share–	—	—
Authorized 400,000,000 Shares: Issued–None
Common Stock, Par Value $0.01465 a Share–	8,005	8,002
Authorized 1,600,000,000 Shares:
Shares Issued as of July 30, 2023: 546,466,703
Shares Issued as of October 30, 2022: 546,237,051
Additional Paid-in Capital	499,304	469,468
Accumulated Other Comprehensive Loss	(241,610)	(255,561)
Retained Earnings	7,447,567	7,313,374
Hormel Foods Corporation Shareholders' Investment	7,713,265	7,535,284
Noncontrolling Interest	4,598	4,936
Total Shareholders' Investment	7,717,863	7,540,219

Total Liabilities and Shareholders' Investment	$13,426,757	$13,306,919

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT
In thousands, except per share amounts
Unaudited

	Quarter Ended July 31, 2022
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
	Shares	Amount	Shares	Amount
Balance at May 1, 2022	546,053	$8,000	—	$—	$451,836	$7,100,730	$(221,164)	$5,812	$7,345,214
Net Earnings						218,915		(89)	218,826
Other Comprehensive Income (Loss)							(61,410)	(451)	(61,861)
Stock-based Compensation Expense					4,566				4,566
Exercise of Stock Options/Restricted Shares	103	2			2,870				2,872
Declared Dividends – $0.2600 per Share						(142,668)			(142,668)
Balance at July 31, 2022	546,156	$8,001	—	$—	$459,272	$7,176,977	$(282,574)	$5,272	$7,366,948

	Quarter Ended July 30, 2023
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
	Shares	Amount	Shares	Amount
Balance at April 30, 2023	546,255	$8,002	—	$—	$488,100	$7,435,292	$(244,887)	$5,108	$7,691,615
Net Earnings						162,679		(108)	162,571
Other Comprehensive Income (Loss)							3,277	(402)	2,875
Stock-based Compensation Expense					5,034				5,034
Exercise of Stock Options/Restricted Shares	212	3			5,931				5,933
Declared Dividends – $0.2750 per Share					239	(150,404)			(150,165)
Balance at July 30, 2023	546,467	$8,005	—	$—	$499,304	$7,447,567	$(241,610)	$4,598	$7,717,863

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT
In thousands, except per share amounts
Unaudited

	Nine Months Ended July 31, 2022
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
	Shares	Amount	Shares	Amount
Balance at October 31, 2021	542,412	$7,946	—	$—	$360,336	$6,881,870	$(277,269)	$5,478	$6,978,360
Net Earnings						720,103		112	720,215
Other Comprehensive Income (Loss)							(5,305)	(318)	(5,623)
Stock-based Compensation Expense	37	1			20,933				20,933
Exercise of Stock Options/Restricted Shares	3,706	54			78,003				78,058
Declared Dividends – $0.7800 per Share						(424,996)			(424,996)
Balance at July 31, 2022	546,156	$8,001	—	$—	$459,272	$7,176,977	$(282,574)	$5,272	$7,366,948

	Nine Months Ended July 30, 2023
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
	Shares	Amount	Shares	Amount
Balance at October 30, 2022	546,237	$8,002	—	$—	$469,468	$7,313,374	$(255,561)	$4,936	$7,540,219
Net Earnings						597,637		(200)	597,437
Other Comprehensive Income (Loss)							13,950	(138)	13,813
Purchases of Common Stock			(310)	(12,303)					(12,303)
Stock-based Compensation Expense	44	–			20,946				20,946
Exercise of Stock Options/Restricted Shares	496	7			8,482				8,489
Shares Retired	(310)	(5)	310	12,303	(277)	(12,021)			—
Declared Dividends – $0.8250 per Share					685	(451,423)			(450,738)
Balance at July 30, 2023	546,467	$8,005	—	$—	$499,304	$7,447,567	$(241,610)	$4,598	$7,717,863

See Notes to Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
In thousands
Unaudited

	Nine Months Ended
	July 30, 2023	July 31, 2022
Operating Activities
Net Earnings	$597,437	$720,215
Adjustments to Reconcile to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	216,432	191,568
Equity in Earnings of Affiliates	(42,213)	(19,951)
Distributions Received from Equity Method Investees	28,160	30,539
Provision for Deferred Income Taxes	(273)	71,427
Loss (Gain) on Sales of Property, Plant, and Equipment	(314)	5,098
Non-cash Investment Activities	(12,047)	13,610
Stock-based Compensation Expense	20,946	20,933
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Accounts Receivable	81,423	96,674
Decrease (Increase) in Inventories	(20,536)	(311,312)
Decrease (Increase) in Prepaid Expenses and Other Assets	(52,117)	(3,666)
Increase (Decrease) in Pension and Post-retirement Benefits	29,571	(6,906)
Increase (Decrease) in Accounts Payable and Accrued Expenses	(131,204)	(84,384)
Increase (Decrease) in Net Income Taxes Payable	13,491	39,312
Net Cash Provided by (Used in) Operating Activities	728,756	763,157
Investing Activities
Net (Purchase) Sale of Securities	(49)	1,296
Purchases of Property, Plant, and Equipment	(168,529)	(189,184)
Proceeds from Sales of Property, Plant, and Equipment	5,306	1,044
Proceeds from (Purchases of) Affiliates and Other Investments	(427,195)	8,275
Proceeds from Company-owned Life Insurance	1,980	6,742
Net Cash Provided by (Used in) Investing Activities	(588,489)	(171,827)
Financing Activities
Proceeds from Long-term Debt	1,980	—
Repayments of Long-term Debt and Finance Leases	(6,584)	(6,498)
Dividends Paid on Common Stock	(442,560)	(415,923)
Share Repurchase	(12,303)	—
Proceeds from Exercise of Stock Options	8,489	77,958
Net Cash Provided by (Used in) Financing Activities	(450,977)	(344,463)
Effect of Exchange Rate Changes on Cash	(2,273)	(10,054)
Increase (Decrease) in Cash and Cash Equivalents	(312,983)	236,814
Cash and Cash Equivalents at Beginning of Year	982,107	613,530
Cash and Cash Equivalents at End of Period	$669,124	$850,344

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

NOTE B - GOODWILL AND INTANGIBLE ASSETS

Goodwill: In the first quarter of fiscal 2023, as a result of the organizational changes referenced in Note A - Summary of Significant Accounting Policies, the Company conducted an assessment of its operating segments and reporting units. Based on this analysis, goodwill was reallocated using the relative fair value approach. The change in the carrying amount of goodwill for the nine months ended July 30, 2023, is:

in thousands	Retail	Foodservice	International	Total
Balance at October 30, 2022	$2,916,796	$1,750,594	$258,440	$4,925,829
Foreign Currency Translation	—	—	5,761	5,761
Balance at July 30, 2023	$2,916,796	$1,750,594	$264,200	$4,931,590

Intangible Assets: The carrying amounts for indefinite-lived intangible assets are:

in thousands	July 30, 2023	October 30, 2022
Brands/Tradenames/Trademarks	$1,665,190	$1,665,190
Other Intangibles	184	184
Foreign Currency Translation	(5,380)	(6,599)
Total	$1,659,994	$1,658,775

The gross carrying amount and accumulated amortization for definite-lived intangible assets are:

	July 30, 2023		October 30, 2022
in thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer Lists/Relationships	$168,239	$(79,450)	$168,239	$(69,779)
Other Intangibles	59,241	(14,794)	59,241	(11,606)
Tradenames/Trademarks	6,540	(4,779)	10,536	(7,828)
Foreign Currency Translation	—	(4,229)	—	(4,551)
Total	$234,020	$(103,252)	$238,016	$(93,764)

Amortization expense is as follows:

	Quarter Ended		Nine Months Ended
in thousands	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Amortization Expense	$4,605	$4,838	$13,806	$14,474

Estimated annual amortization expense for the five fiscal years after October 30, 2022, is as follows:

in thousands	Amortization Expense
2023	$18,320
2024	16,331
2025	14,628
2026	14,172
2027	13,940

NOTE C - INVESTMENTS IN AFFILIATES

The Company accounts for its majority-owned operations under the consolidation method. Investments in which the Company owns a minority interest and for which there are no other indicators of control are accounted for under the equity method. These investments, including balances due to or from affiliates, are reflected in the Consolidated Condensed Statements of Financial Position as Investments in Affiliates. Financial results for certain entities are reported on a 30- to 90-day lag. The Company reviewed the investments in affiliates and determined that no other-than-temporary impairment existed as of July 30, 2023.

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

The Company obtained the Garudafood interest for a purchase price of $425.8 million, including associated transaction costs. The transaction was funded using the Company's cash on hand. Based on a third-party valuation, the Company's basis difference between the fair value of the investment and proportionate share of the carrying value of Garudafood's net assets is $324.8 million. The basis difference related to inventory, property, plant and equipment, and certain intangible assets is being amortized through Equity in Earnings of Affiliates over the associated useful lives. As of July 30, 2023, the remaining basis difference was $335.3 million, which includes the impact of foreign currency translation. Based on quoted market prices, the fair value of the common stock held in Garudafood was $348.2 million as of July 28, 2023.

Equity in Earnings of Affiliates consists of:

			Quarter Ended		Nine Months Ended
in thousands	% Owned	Segment	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
MegaMex Foods, LLC	50%	Retail	$8,099	$4,555	$34,712	$14,562
Other Joint Ventures	Various (20-50%)	International	1,685	2,582	7,501	5,390
Total			$9,784	$7,138	$42,213	$19,951

Distributions received from equity method investees include:

	Quarter Ended		Nine Months Ended
in thousands	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Dividends	$14,509	$—	$28,160	$30,539

The Company recognized a basis difference of $21.3 million associated with the formation of MegaMex Foods, LLC, of which $9.5 million is remaining as of July 30, 2023. This difference is being amortized through Equity in Earnings of Affiliates.

NOTE D - INVENTORIES

Principal components of inventories are:

in thousands	July 30, 2023	October 30, 2022
Finished Products	$969,749	$974,160
Raw Materials and Work-in-Process	479,371	440,193
Operating Supplies	182,586	206,289
Maintenance Materials and Parts	106,159	95,417
Total	$1,737,865	$1,716,059

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

Cash Flow Commodity Hedges:  The Company designates grain, lean hog, and natural gas futures, swaps, and options contracts used to offset price fluctuations in the Company’s future purchases of these commodities as cash flow hedges. Effective gains or losses related to these cash flow hedges are reported in Accumulated Other Comprehensive Loss (AOCL) and reclassified into earnings, through Cost of Products Sold, in the periods in which the hedged transactions affect earnings. The Company typically does not hedge its grain or natural gas exposure beyond the next two upcoming fiscal years and its lean hog exposure beyond the next fiscal year.

Fair Value Commodity Hedges:  The Company designates the futures it uses to minimize the price risk assumed when fixed forward priced contracts are offered to the Company’s commodity suppliers as fair value hedges. The intent of the program is to make the forward priced commodities cost nearly the same as cash market purchases at the date of delivery. Changes in the fair value of the futures contracts and the gain or loss on the hedged purchase commitment are marked-to-market through earnings and recorded in the Consolidated Condensed Statements of Financial Position as a Current Asset and Current Liability, respectively. Gains or losses related to these fair value hedges are recognized through Cost of Products Sold in the periods in which the hedged transactions affect earnings.

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

Fair Value Interest Rate Hedge: In the first quarter of fiscal 2022, the Company entered into an interest rate swap to protect against changes in the fair value of a portion of previously issued senior unsecured notes attributable to the change in the benchmark interest rate. The hedge specifically designated the last $450 million of the notes due June 2024 (the 2024 Notes). The Company terminated the swap in the fourth quarter of fiscal 2022. The loss related to the swap was recorded as a fair value hedging adjustment to the hedged debt and will be amortized through earnings over the remaining life of the debt.

Other Derivatives:  The Company holds certain futures and swap contracts to manage the Company's exposure to fluctuations in grain and pork commodity markets. The Company has not applied hedge accounting to these positions. Activity related to derivatives not designated as hedges is immaterial to the consolidated financial statements.

Volume: The Company's outstanding contracts related to its commodity hedging programs include:

Volume
in millions	July 30, 2023	October 30, 2022
Corn	30.0 bushels	34.3 bushels
Lean Hogs	151.9 pounds	177.5 pounds
Natural Gas	2.1 MMBtu	— MMBtu

Fair Value of Derivatives:  The fair values of the Company’s derivative instruments designated as hedges are:

		Gross Fair Value
in thousands	Location on Consolidated Condensed Statements of Financial Position	July 30, 2023	October 30, 2022
Commodity Contracts (1)	Other Current Assets	$(6,510)	$13,504
(1)    Amounts represent the gross fair value of commodity derivative assets and liabilities. The Company nets the derivative assets and liabilities for each of its commodity hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract. The amount or timing of cash collateral balances may impact the classification of the commodity derivative on the Consolidated Condensed Statements of Financial Position. The gross liability position as of July 30, 2023, includes the right to reclaim net cash collateral of $27.3 million contained within the master netting arrangement. The gross asset position as of October 30, 2022, is offset by the obligation to return net cash collateral of $1.3 million. See Note H - Fair Value Measurements for a discussion of these net amounts as reported on the Consolidated Condensed Statements of Financial Position.

Fair Value Hedge - Assets (Liabilities): The carrying amount of the Company's fair value hedged assets (liabilities) are:

		Carrying Amount of Hedged Assets (Liabilities)
in thousands	Location on Consolidated Condensed Statements of Financial Position	July 30, 2023	October 30, 2022
Commodity Contracts	Accounts Payable (1)	$2,664	$5,725
Interest Rate Contracts	Current Maturities of Long-term Debt (2)	(439,424)	—
Interest Rate Contracts	Long-term Debt Less Current Maturities	—	(430,050)
(1)    Represents the carrying amount of fair value hedged assets and liabilities which are offset by other assets included in master netting arrangements described above.
(2)    Represents the carrying amount of the hedged portion of the 2024 Notes. As of July 30, 2023, the carrying amount of the 2024 Notes included a cumulative fair value hedging adjustment of $10.6 million from discontinued hedges. In the third quarter of fiscal 2023, the 2024 Notes and the fair value hedging adjustment were reclassified from Long-term Debt less Current Maturities to Current Maturities of Long-term Debt on the Consolidated Condensed Statements of Financial Position.

Accumulated Other Comprehensive Loss Impact: As of July 30, 2023, the Company included in AOCL hedging losses (before tax) of $14.3 million on commodity contracts and gains of $12.7 million related to interest rate settled positions. The Company expects to recognize the majority of the losses on commodity contracts over the next twelve months. Gains on interest rate contracts offset the hedged interest payments over the tenor of the associated debt instruments.

The effect on AOCL for gains or losses (before tax) related to the Company's derivative instruments are:

	Gain/(Loss) Recognized in AOCL (1)		Gain/(Loss) Reclassified from AOCL into Earnings (1)		Location on Consolidated Statements of Operations
	Quarter Ended		Quarter Ended
in thousands	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Cash Flow Hedges
Commodity Contracts	$(2,600)	$(24,312)	$(5,758)	$21,216	Cost of Products Sold
Excluded Component (2)	423	(576)	—	—
Interest Rate Contracts	—	—	247	247	Interest Expense

	Gain/(Loss) Recognized in AOCL (1)		Gain/(Loss) Reclassified from AOCL into Earnings (1)		Location on Consolidated Statements of Operations
	Nine Months Ended		Nine Months Ended
in thousands	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Cash Flow Hedges
Commodity Contracts	$(34,151)	$46,299	$5,833	$40,231	Cost of Products Sold
Excluded Component (2)	(268)	(4,020)	—	—
Interest Rate Contracts	—	—	741	741	Interest Expense
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

Consolidated Statements of Operations Impact: The effect on the Consolidated Statements of Operations for gains or losses (before tax) related to the Company's derivative instruments are:

	Consolidated Statements of Operations Impact
	Quarter Ended		Nine Months Ended
in thousands	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Net Earnings Attributable to Hormel Foods Corporation	$162,679	$218,915	$597,637	$720,103

Cash Flow Hedges - Commodity Contracts
Gain (Loss) Reclassified from AOCL	(5,758)	21,216	5,833	38,561
Amortization of Excluded Component from Options	(1,531)	(1,145)	(4,441)	(3,089)
Gain (Loss) Reclassified from AOCL Due to Discontinuance of Cash Flow Hedges (1)	—	—	—	1,620

Fair Value Hedges - Commodity Contracts
Gain (Loss) on Commodity Futures (2)	1,019	(6,758)	(440)	(20,165)
Total Gain (Loss) on Commodity Contracts (3)	(6,271)	13,313	952	16,927

Cash Flow Hedges - Interest Rate Locks
Gain (Loss) Reclassified from AOCL	247	247	741	741
Fair Value Hedge - Interest Rate Swap
Gain (Loss) on Interest Rate Swap	—	(222)	—	1,270
Amortization of Loss Due to Discontinuance of Fair Value Hedge (4)	(3,125)	—	(9,374)	—
Total Gain (Loss) on Interest Rate Contracts (5)	(2,878)	25	(8,633)	2,011

Total Gain (Loss) Recognized in Earnings	$(9,148)	$13,338	$(7,681)	$18,938

(1)    During the second quarter of fiscal 2022, the Company discontinued hedge accounting on 0.6 million bushels of corn usage that was deemed no longer probable to occur. A gain of $1.7 million related to the discontinued hedges and an immaterial loss related to the excluded component from options was reclassified directly into earnings.
(2)    Represents gains or losses on commodity contracts designated as fair value hedges that were closed during the quarter ended July 30, 2023, which were offset by a corresponding gain or loss on the underlying hedged purchase commitment. Additional gains or losses related to changes in the fair value of open commodity contracts, along with the offsetting gain or loss on the hedged purchase commitment, are also marked-to-market through earnings with no impact on a net basis.
(3)    Total Gain (Loss) on Commodity Contracts is recognized in earnings through Cost of Products Sold.
(4)    Represents the fair value hedging adjustment amortized through earnings.
(5)    Total Gain (Loss) on Interest Rate Contracts is recognized in earnings through Interest Expense.

NOTE F - PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic benefit cost for pension and other post-retirement benefit plans consists of:

	Pension Benefits
	Quarter Ended		Nine Months Ended
in thousands	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Service Cost	$8,902	$10,019	$26,705	$30,057
Interest Cost	17,157	12,639	51,472	37,919
Expected Return on Plan Assets	(19,571)	(27,062)	(58,714)	(81,186)
Amortization of Prior Service Cost	(461)	(374)	(1,383)	(1,122)
Recognized Actuarial (Gain) Loss	3,325	3,132	9,976	9,397
Net Periodic Benefit Cost	$9,353	$(1,645)	$28,058	$(4,936)

	Post-retirement Benefits
	Quarter Ended		Nine Months Ended
in thousands	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Service Cost	$62	$118	$185	$351
Interest Cost	3,016	1,923	9,044	5,763
Amortization of Prior Service Cost	2	2	6	6
Recognized Actuarial (Gain) Loss	(7)	610	(21)	1,829
Net Periodic Benefit Cost	$3,073	$2,652	$9,214	$7,950

Non-service cost components of net pension and post-retirement benefit cost are presented within Interest and Investment Income in the Consolidated Statements of Operations.

NOTE G - ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of Accumulated Other Comprehensive Loss are as follows:

in thousands	Foreign Currency Translation	Pension & Other Benefits		Derivatives & Hedging		Equity Method Investments	Accumulated Other Comprehensive Loss
Balance at April 30, 2023	$(52,124)	$(190,451)		$(3,720)		$1,408	$(244,887)
Unrecognized Gains (Losses)	0			0
Gross	(10,170)	39		(2,177)		8,733	(3,575)
Tax Effect	—	—		542		—	542
Reclassification into Net Earnings	0	0		0			0
Gross	—	2,859	(1)	5,511	(2)	—	8,371
Tax Effect	—	(703)		(1,358)		—	(2,062)
Change Net of Tax	(10,170)	2,195		2,518		8,733	3,277
Balance at July 30, 2023	$(62,293)	$(188,256)		$(1,202)		$10,141	$(241,610)

Balance at October 30, 2022	$(89,793)	$(195,624)		$29,856		$—	$(255,561)
Unrecognized Gains (Losses)
Gross	27,499	1,166		(34,419)		10,141	4,388
Tax Effect	—	(266)		8,394		—	8,128
Reclassification into Net Earnings
Gross	—	8,578	(1)	(6,574)	(2)	—	2,004
Tax Effect	—	(2,110)		1,541		—	(570)
Change Net of Tax	27,499	7,368		(31,058)		10,141	13,950
Balance at July 30, 2023	$(62,293)	$(188,256)		$(1,202)		$10,141	$(241,610)

(1)    Included in the computation of net periodic benefit cost. See Note F - Pension and Other Post-Retirement Benefits for additional information.
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

	Fair Value Measurements at July 30, 2023
in thousands	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Cash and Cash Equivalents (1)	$669,124	$668,157	$966	$—
Short-term Marketable Securities (2)	17,423	2,818	14,606	—
Other Trading Securities (3)	197,065	—	197,065	—
Commodity Derivatives (4)	11,381	11,558	(176)	—
Total Assets at Fair Value	$894,994	$682,533	$212,461	$—
Liabilities at Fair Value
Deferred Compensation (3)	$60,789	$—	$60,789	$—
Total Liabilities at Fair Value	$60,789	$—	$60,789	$—

	Fair Value Measurements at October 30, 2022
in thousands	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Cash and Cash Equivalents (1)	$982,107	$980,730	$1,377	$—
Short-term Marketable Securities (2)	16,149	8,763	7,386	—
Other Trading Securities (3)	186,243	—	186,243	—
Commodity Derivatives (4)	12,448	12,228	220	—
Total Assets at Fair Value	$1,196,947	$1,001,721	$195,226	$—
Liabilities at Fair Value
Deferred Compensation (3)	$57,790	$—	$57,790	$—
Total Liabilities at Fair Value	$57,790	$—	$57,790	$—

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

Under the Company's deferred compensation plans, participants can defer certain types of compensation and elect to receive a return based on the changes in fair value of various investment options which include equity securities, money market accounts, bond funds, or other portfolios for which there is an active quoted market. The Company also offers a fixed rate investment option to participants. The rate earned on these investments is adjusted annually based on a specified percentage of the Internal Revenue Service (IRS) applicable federal rates. These liabilities are classified as Level 2. The Company maintains funding in the rabbi trust generally mirroring the selections within the deferred compensation plans. These funds are managed by a third-party insurance policy, the values of which represent their cash surrender value based on the fair value of the underlying investments in the account. These policies are classified as Level 2.

The rabbi trust is included in Other Assets and deferred compensation liabilities in Other Long-term Liabilities on the Consolidated Condensed Statements of Financial Position. Securities held by the rabbi trust are classified as trading securities. Unrealized gains and losses associated with these investments are included in the Company's earnings. During the quarter and nine months ended July 30, 2023, securities held by the rabbi trust generated gains of $5.1 million and $12.1 million, respectively, compared to losses of $0.1 million and $12.1 million for the quarter and nine months ended July 31, 2022, respectively.

(4)    The Company’s commodity derivatives represent futures, swaps, and options contracts used in its hedging or other programs to offset price fluctuations associated with purchases of corn, natural gas, hogs, and pork, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers. The Company’s futures and options contracts for corn are traded on the Chicago Board of Trade, while futures contracts for lean hogs are traded on the Chicago Mercantile Exchange. These are active markets with quoted prices available, and these contracts are classified as Level 1. The Company holds natural gas and pork swap contracts that are over-the-counter instruments classified as Level 2. The value of the natural gas swap contracts is calculated using quoted prices from the New York Mercantile Exchange, and the value of the pork swap contracts are calculated using a futures implied USDA estimated pork cut-out value. All derivatives are reviewed for potential credit risk and risk of nonperformance. The net balance for commodity derivatives is included in Other Current Assets or Accounts Payable, as appropriate, in the Consolidated Condensed Statements of Financial Position. As of July 30, 2023, the Company has recognized the right to reclaim net cash collateral of $27.3 million from various counterparties (including cash of $31.1 million less $3.8 million of realized loss). As of October 30, 2022, the Company had recognized the obligation to return net cash collateral of $1.3 million from various counterparties (including cash of $27.5 million less $26.2 million of realized gain).

The Company’s financial assets and liabilities include accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value. The Company does not carry its long-term debt at fair value on its Consolidated Condensed Statements of Financial Position. The fair value of long-term debt, utilizing discounted cash flows (Level 2), was $2.8 billion as of July 30, 2023, and $2.7 billion as of October 30, 2022. See Note J - Long-Term Debt and Other Borrowing Arrangements for additional information.

The Company measures certain nonfinancial assets and liabilities at fair value, which are recognized or disclosed on a nonrecurring basis (e.g., goodwill, intangible assets, and property, plant, and equipment). There were no material remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the quarter and nine months ended July 30, 2023, and July 31, 2022.

NOTE I - COMMITMENTS AND CONTINGENCIES

Except as described below, there were no material changes outside the ordinary course of business during the quarter and nine months ended July 30, 2023, to the contractual obligations and other commitments last disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2022.

On August 15, 2023, the Company received an unexpected, unfavorable arbitration ruling involving an isolated commercial dispute with a third party. The estimated liability of $70.0 million is reflected within Selling, General, and Administrative expense in the Consolidated Statements of Operations for the quarter and nine months ended July 30, 2023, and Accrued Expenses on the Consolidated Condensed Statements of Financial Position as of July 30, 2023. The associated one-time payment is expected to be made in the fourth quarter of fiscal 2023 in accordance with the terms of the arbitrator’s ruling. The adverse arbitration ruling is not subject to further appeal or judicial review.

NOTE J - LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS
Long-term Debt consists of:

in thousands	July 30, 2023	October 30, 2022
Senior Unsecured Notes, with Interest at 3.050% Interest Due Semi-annually through June 2051 Maturity Date	$600,000	$600,000
Senior Unsecured Notes, with Interest at 1.800% Interest Due Semi-annually through June 2030 Maturity Date	1,000,000	1,000,000
Senior Unsecured Notes, with Interest at 1.700% Interest Due Semi-annually through June 2028 Maturity Date	750,000	750,000
Senior Unsecured Notes, with Interest at 0.650% Interest Due Semi-annually through June 2024 Maturity Date	950,000	950,000
Unamortized Discount on Senior Notes	(7,199)	(7,750)
Unamortized Debt Issuance Costs	(17,172)	(19,856)
Interest Rate Swap Liabilities (1)	(10,576)	(19,950)
Finance Lease Liabilities	38,211	44,473
Other Financing Arrangements	4,098	2,429
Total	3,307,361	3,299,345
Less: Current Maturities of Long-term Debt	946,981	8,796
Long-term Debt Less Current Maturities	$2,360,380	$3,290,549
(1)    See Note E - Derivatives and Hedging for additional information.

Senior Unsecured Notes: On June 3, 2021, the Company issued $950.0 million aggregate principal amount of its 0.650% notes due 2024 (the 2024 Notes), $750.0 million aggregate principal amount of its 1.700% notes due 2028 (the 2028 Notes), and $600.0 million aggregate principal amount of its 3.050% notes due 2051 (the 2051 Notes). The 2024 Notes may be redeemed in whole or in part one year after their issuance without penalty for early partial payments or full redemption. The 2028 Notes and 2051 Notes may be redeemed in whole or in part at any time at the applicable redemption price. Interest will accrue per annum at the stated rates with interest on the notes being paid semi-annually in arrears on June 3 and December 3 of each year, commencing December 3, 2021. Interest rate risk was hedged utilizing interest rate locks on the 2028 Notes and 2051 Notes. The Company lifted the hedges in conjunction with the issuance of these notes. See Note E - Derivatives and Hedging for additional information. If a change of control triggering event occurs, the Company must offer to purchase the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase. During the third quarter of fiscal 2023, the 2024 Notes were reclassified to Current Maturities of Long-term Debt on the Consolidated Condensed Statement of Financial Position.

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

The unsecured revolving line of credit bears interest, at the Company’s election, at either a Base Rate plus margin of 0.0% to 0.150% or the Adjusted Term SOFR, Adjusted Daily Simple Risk-Free Rate (RFR) or Eurocurrency Rate plus margin of 0.575% to 1.150% and a variable fee of 0.050% to 0.100% is paid for the availability of this credit line. Extensions of credit under the facility may be made in the form of revolving loans, swingline loans, and letters of credit. The lending commitments under the agreement are scheduled to expire on May 6, 2026, at which time the Company will be required to pay in full all obligations then outstanding. As of July 30, 2023, and October 30, 2022, the Company had no outstanding draws from this facility.

Debt Covenants: The Company is required by certain covenants in its debt agreements to maintain specified levels of financial ratios and financial position. As of July 30, 2023, the Company was in compliance with all of these covenants.

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

The Company's effective tax rate for the quarter and nine months ended July 30, 2023, was 21.7 percent and 22.2 percent, respectively, compared to 24.5 percent and 21.8 percent, respectively, for the corresponding periods a year ago. The Company benefited in the current quarter from favorable changes in certain U.S. income and deductions in the fiscal 2022 federal tax return filing.

Unrecognized tax benefits, including interest and penalties, are recorded in Other Long-term Liabilities. These benefits, if recognized as of July 30, 2023, would impact the Company’s effective tax rate by $19.6 million compared to $19.5 million as of July 31, 2022. The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense. Interest and penalties included in income tax expense was immaterial for the quarters ended July 30, 2023, and July 31, 2022.

The amount of accrued interest and penalties associated with unrecognized tax benefits was $3.2 million at July 30, 2023, and $4.8 million at July 31, 2022.

The Company is regularly audited by federal and state taxing authorities. The IRS concluded their examination of fiscal year 2021 in the second quarter. Previously, the IRS placed the Company in the Bridge phase of the Compliance Assurance Process (CAP) for fiscal 2020. In this phase, the IRS will not accept any disclosures, conduct any reviews, or provide any assurances. The Company has elected to participate in CAP for fiscal years through 2023. The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. The Company may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time.

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

The Inflation Reduction Act of 2022 was signed into law on August 16, 2022. The 15% corporate minimum tax will apply to the Company in fiscal year 2024.

NOTE L - EARNINGS PER SHARE DATA

The reported net earnings attributable to the Company were used when computing basic and diluted earnings per share. The following table sets forth the shares used as the denominator for those computations:

	Quarter Ended		Nine Months Ended
in thousands	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Basic Weighted-average Shares Outstanding	546,358	546,077	546,389	544,486
Dilutive Potential Common Shares	2,279	4,090	2,838	4,891
Diluted Weighted-average Shares Outstanding	548,637	550,167	549,227	549,377

Antidilutive Potential Common Shares	7,589	1,787	5,998	2,026

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

	Quarter Ended		Nine Months Ended
in thousands	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Net Sales
Retail	$1,891,746	$1,924,553	$5,765,786	$5,921,145
Foodservice	890,949	917,671	2,607,140	2,681,737
International	180,605	192,190	539,005	572,450
Total Net Sales	$2,963,299	$3,034,414	$8,911,930	$9,175,331

Segment Profit
Retail	$151,128	$163,092	$459,031	$522,980
Foodservice	146,270	128,798	428,110	399,482
International	12,222	24,464	45,723	78,833
Total Segment Profit	309,619	316,354	932,863	1,001,295
Net Unallocated Expense	101,886	26,429	164,997	80,799
Noncontrolling Interest	(108)	(89)	(200)	112
Earnings Before Income Taxes	$207,626	$289,836	$767,666	$920,608

The Company’s products consist primarily of meat and other food products. Total revenue contributed by classes of similar products are:

	Quarter Ended		Nine Months Ended
in thousands	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Perishable	$2,068,787	$2,123,872	$6,222,485	$6,445,419
Shelf-stable	894,512	910,542	2,689,445	2,729,911
Total Net Sales	$2,963,299	$3,034,414	$8,911,930	$9,175,331

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

The Company is a global manufacturer and marketer of branded food products. The Company’s three reportable segments are described in Note M - Segment Reporting in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The Company reported diluted net earnings per share of $0.30 for the third quarter of fiscal 2023, down 25 percent compared to last year. Adjusted diluted net earnings per share(1) of $0.40 was in line with last year. Significant factors impacting the quarter were:

•Net sales for the third quarter decreased 2 percent. The benefit from higher volumes in each segment and pricing actions to mitigate inflationary pressures was more than offset by lower net pricing in certain categories, such as bacon, reflecting raw material commodity deflation and the difficult comparison from high levels of demand for Skippy® spreads last year.

•Segment profit for the third quarter decreased 2 percent. Improved results in the Foodservice segment were more than offset by declines in the Retail and International segments.
•Net sales and segment profit for the Retail and Foodservice segments were negatively impacted to a lesser degree from supply chain disruption caused by a third-party logistics provider shutdown.
•Earnings before income taxes for the third quarter decreased 28 percent compared to the prior year, primarily due to the impact of an adverse arbitration ruling totaling approximately $70 million. Adjusted earnings before income taxes(1), excluding the impact of an adverse arbitration ruling, decreased 4 percent.
•Foodservice segment profit increased due to the contribution from higher volumes and improved mix.
•Retail segment profit declined due to unfavorable mix and increased brand investments, partially offset by the benefit from pricing actions across the portfolio, improved bacon volumes, and higher equity in earnings from MegaMex Foods, LLC (MegaMex Foods).
•International segment profit declined significantly due to unfavorable pork and turkey commodity markets, continued softness in China, and lower branded export demand.
•Year-to-date cash flow from operations was $729 million, down 5 percent compared to the prior year.
•As disclosed in a Form 8-K filed with the U.S. Securities and Exchange Commission on August 22, 2023, the Company received an unexpected, unfavorable arbitration ruling involving an isolated commercial dispute with a third party. The estimated pre-tax impact of $70.0 million is reflected in operating expense and accrued liabilities. The associated one-time payment is expected to be made in the fourth quarter of fiscal 2023.

Consolidated Results

Volume, Net Sales, Earnings, and Diluted Earnings Per Share

	Quarter Ended			Nine Months Ended
in thousands, except per share amounts	July 30, 2023	July 31, 2022	% Change	July 30, 2023	July 31, 2022	% Change
Volume (lbs.)	1,094,518	1,074,609	1.9	3,256,292	3,443,679	(5.4)
Net Sales	$2,963,299	$3,034,414	(2.3)	$8,911,930	$9,175,331	(2.9)
Earnings Before Income Taxes	207,626	289,836	(28.4)	767,666	920,608	(16.6)
Net Earnings Attributable to Hormel Foods Corporation	162,679	218,915	(25.7)	597,637	720,103	(17.0)
Diluted Earnings Per Share	0.30	0.40	(25.0)	1.09	1.31	(16.8)
Adjusted Diluted Earnings Per Share (1)	0.40	0.40	—	1.19	1.31	(9.2)
(1)    See the “Non-GAAP Financial Measures” section below for a description of the Company's use of measures not defined by United States Generally Accepted Accounting Principles (GAAP).

Net Sales
Net sales for the third quarter decreased. The benefit from higher volumes in each segment and pricing actions to mitigate inflationary pressures was more than offset by lower net pricing in certain categories, such as bacon, reflecting raw material commodity deflation and the difficult comparison from high levels of demand for Skippy® spreads last year.

For the first nine months of fiscal 2023, the benefit from pricing actions to mitigate inflationary pressures was more than offset by the impact of lower volumes in each segment and lower net pricing in certain categories, such as bacon, reflecting raw material commodity deflation. The primary drivers of lower volume were declines in commodity pork availability as a result of the Company's new pork supply agreement and lower turkey supply from the impacts of highly pathogenic avian influenza (HPAI).

Cost of Products Sold

	Quarter Ended			Nine Months Ended
in thousands	July 30, 2023	July 31, 2022	% Change	July 30, 2023	July 31, 2022	% Change
Cost of Products Sold	$2,465,251	$2,528,364	(2.5)	$7,426,514	$7,577,062	(2.0)

Cost of products sold for the third quarter and first nine months of fiscal 2023 decreased due to lower sales. On a volume basis, cost of products sold increased 4 percent for the first nine months of the year driven primarily by inflationary pressures stemming from, among other inputs, packaging, logistics, and labor.

Costs are expected to remain elevated due to inflation and higher warehousing costs. In general, raw material input costs for protein are expected to be lower for the balance of the year compared to fiscal 2022. Feed costs are anticipated to remain above historical levels through the end of the fiscal year.

Gross Profit

	Quarter Ended			Nine Months Ended
in thousands	July 30, 2023	July 31, 2022	% Change	July 30, 2023	July 31, 2022	% Change
Gross Profit	$498,048	$506,049	(1.6)	$1,485,417	$1,598,269	(7.1)
Percent of Net Sales	16.8%	16.7%		16.7%	17.4%

Gross profit as a percentage of net sales for the third quarter increased marginally due to improvement in the Foodservice segment. For the first nine months of fiscal 2023, gross profit as a percentage of net sales declined, driven primarily by unfavorable mix and the persistent impact of inflationary pressures. Pricing actions helped mitigate some of the impact from inflationary pressures. Gross profit as a percentage of net sales increased for the Foodservice segment but declined for the Retail and International segments during the first nine months of the year.

Looking ahead to the fourth quarter of fiscal 2023, the Company expects gross profit as a percentage of net sales to be comparable to last year. The Company expects gross profit as a percentage of net sales to increase for the Foodservice segment but decline for the Retail and International segments.

Selling, General, and Administrative (SG&A)

	Quarter Ended			Nine Months Ended
in thousands	July 30, 2023	July 31, 2022	% Change	July 30, 2023	July 31, 2022	% Change
SG&A	$291,073	$222,147	31.0	$725,621	$672,777	7.9
Percent of Net Sales	9.8%	7.3%		8.1%	7.3%
Adjusted SG&A (1)	$221,073	$222,147	(0.5)	$655,621	$672,777	(2.6)
Adjusted Percent of Net Sales (1)	7.5%	7.3%		7.4%	7.3%
(1)    See the “Non-GAAP Financial Measures” section below for a description of the Company's use of measures not defined by U.S. GAAP.

For the third quarter and first nine months of fiscal 2023, SG&A expenses and SG&A expenses as a percent of net sales increased primarily due to the accrual for an adverse arbitration ruling of $70.0 million. For the first nine months of fiscal 2023, adjusted SG&A expenses as a percent of net sales(1) was marginally higher compared to the prior year.

Advertising investments in the third quarter were $43 million, up 15 percent compared to last year. The Company expects full-year advertising expense to increase compared to the prior year.

Equity in Earnings of Affiliates

	Quarter Ended			Nine Months Ended
in thousands	July 30, 2023	July 31, 2022	% Change	July 30, 2023	July 31, 2022	% Change
Equity in Earnings of Affiliates	$9,784	$7,138	37.1	$42,213	$19,951	111.6

Equity in earnings of affiliates for the third quarter and first nine months of fiscal 2023 increased due to significantly higher results for MegaMex Foods. MegaMex Foods results reflect a benefit from pricing actions and lower avocado input costs.

Effective Tax Rate

	Quarter Ended		Nine Months Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Effective Tax Rate	21.7%	24.5%	22.2%	21.8%

The lower effective tax rate in the third quarter is primarily due to favorable changes of certain U.S. income and deductions in the fiscal 2022 federal tax return filing. The higher effective tax rate for the first nine months of fiscal 2023 is primarily due to the decrease in tax benefits from stock option exercises. The effective tax rate for fiscal 2023 is expected to be between 21.0% and 23.0%. For further information, refer to Note K - Income Taxes.

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

	Quarter Ended			Nine Months Ended
in thousands	July 30, 2023	July 31, 2022	% Change	July 30, 2023	July 31, 2022	% Change
Net Sales
Retail	$1,891,746	$1,924,553	(1.7)	$5,765,786	$5,921,145	(2.6)
Foodservice	890,949	917,671	(2.9)	2,607,140	2,681,737	(2.8)
International	180,605	192,190	(6.0)	539,005	572,450	(5.8)
Total	$2,963,299	$3,034,414	(2.3)	$8,911,930	$9,175,331	(2.9)

Segment Profit
Retail	$151,128	$163,092	(7.3)	$459,031	$522,980	(12.2)
Foodservice	146,270	128,798	13.6	428,110	399,482	7.2
International	12,222	24,464	(50.0)	45,723	78,833	(42.0)
Total Segment Profit	309,619	316,354	(2.1)	932,863	1,001,295	(6.8)
Net Unallocated Expense	101,886	26,429	285.5	164,997	80,799	104.2
Noncontrolling Interest	(108)	(89)	(21.4)	(200)	112	(279.1)
Earnings Before Income Taxes	$207,626	$289,836	(28.4)	$767,666	$920,608	(16.6)

Volume declined for each segment for the first nine months of fiscal 2023 primarily due to lower fresh pork availability resulting from the Company's new pork supply agreement and lower turkey volumes due to the impacts of HPAI in the Company's vertically integrated turkey supply chain.

Retail

	Quarter Ended			Nine Months Ended
in thousands	July 30, 2023	July 31, 2022	% Change	July 30, 2023	July 31, 2022	% Change
Volume (lbs.)	748,146	742,103	0.8	2,267,363	2,435,581	(6.9)
Net Sales	$1,891,746	$1,924,553	(1.7)	$5,765,786	$5,921,145	(2.6)
Segment Profit	151,128	163,092	(7.3)	459,031	522,980	(12.2)

For the third quarter, volume growth was driven by the value-added meats, bacon, snacking and entertaining, and emerging brands verticals. In addition to a recovery across the turkey portfolio, volume and net sales grew for many leading items, including our SPAM® family of products, Hormel® Gatherings® party trays, Hormel® pepperoni, and Applegate® natural and organic meats. Net sales declined due to the difficult comparison from high levels of demand for Skippy® spreads last year and lower market-driven pricing on raw bacon items. Net sales declined for the first nine months of fiscal 2023 primarily due to lower fresh pork and turkey volumes, and lower market-driven pricing on raw bacon items.

Segment profit declined for the third quarter due to the impact of unfavorable mix and increased brand investments, partially offset by the benefit from pricing actions across the portfolio, improved bacon volumes, and higher equity in earnings from MegaMex Foods. For the first nine months of fiscal 2023, segment profit declined due to unfavorable mix and higher operating expenses, partially offset by the benefit from pricing actions across the portfolio, higher equity in earnings from MegaMex Foods, and improved bacon volumes.

Looking to the fourth quarter, the Retail segment expects lower segment profit compared to last year. The impact of higher volumes from the snacking and entertaining vertical is expected to be more than offset by lower volume in the convenient meals and proteins vertical, which benefited from strong Skippy® spreads demand in the prior year. Unfavorable mix, partially due to lower turkey markets, is also anticipated to negatively impact results. Further risks to the outlook include higher-than-expected elasticities and lower sales volumes as a result of softer consumer demand.

Foodservice

	Quarter Ended			Nine Months Ended
in thousands	July 30, 2023	July 31, 2022	% Change	July 30, 2023	July 31, 2022	% Change
Volume (lbs.)	255,822	250,513	2.1	747,484	760,677	(1.7)
Net Sales	$890,949	$917,671	(2.9)	$2,607,140	$2,681,737	(2.8)
Segment Profit	146,270	128,798	13.6	428,110	399,482	7.2

Volume for the third quarter increased, driven by growth in our affiliated businesses and strong demand in many branded categories, including pizza toppings, premium bacon and breakfast sausage, and premium prepared proteins. Brands such as Cafe H®, Hormel® Fire BraisedTM, Fontanini®, Old Smokehouse® and Hormel® Bacon 1TM delivered volume gains compared to the prior year. Net sales declined, primarily due to lower net pricing in certain categories, such as bacon, reflecting raw material commodity deflation. Net sales declined for the first nine months of fiscal 2023 primarily due to lower net pricing in certain categories reflecting raw material commodity deflation, and lower fresh pork and turkey volumes.

Segment profit increased during the third quarter due to the contribution from higher volumes and improved mix. Segment profit increased during the first nine months of fiscal 2023 due to improved mix across the portfolio.

For the fourth quarter, the Foodservice segment expects higher segment profit compared to the prior year. Growth is expected to be driven by higher volumes and lower freight expenses. Risks to the outlook include a softening of foodservice industry demand and higher-than-expected operating costs.

International

	Quarter Ended			Nine Months Ended
in thousands	July 30, 2023	July 31, 2022	% Change	July 30, 2023	July 31, 2022	% Change
Volume (lbs.)	90,550	81,993	10.4	241,445	247,421	(2.4)
Net Sales	$180,605	$192,190	(6.0)	$539,005	$572,450	(5.8)
Segment Profit	12,222	24,464	(50.0)	45,723	78,833	(42.0)

During the third quarter, net sales declined as a result of lower branded export sales and lower results in China. Foodservice sales in China improved sequentially throughout the third quarter, partially offsetting the difficult net sales comparison from sales to food-security programs last year. In addition to growth from the Skippy® and Planters® brands, strong volume growth was driven by low-margin commodity fresh pork and turkey exports. Net sales declined for the first nine months of fiscal 2023 primarily due to lower turkey volumes and lower sales in China.

Segment profit declined significantly in the third quarter due to unfavorable pork and turkey commodity markets, continued softness in China, and lower branded export demand. Segment profit for the first nine months of fiscal 2023 declined significantly due to lower sales in China and lower turkey export volumes.

In the fourth quarter, the International segment anticipates segment profit to decline significantly compared to last year. Similar to the drivers in the third quarter, continued softness in China, lower branded export demand, and unfavorable pork and turkey commodity markets are expected to persist.

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

	Quarter Ended		Nine Months Ended
in thousands	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Net Unallocated Expense	$101,886	$26,429	$164,997	$80,799
Noncontrolling Interest	(108)	(89)	(200)	112

For the third quarter and first nine months of fiscal 2023, net unallocated expense increased resulting from the accrual for an adverse arbitration ruling of $70.0 million and higher pension costs, which were partially offset by improved interest and investment income.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2022.

Non-GAAP Financial Measures

The non-GAAP adjusted financial measures of adjusted SG&A expense, adjusted SG&A as a percent of net sales, adjusted earnings before income taxes, and adjusted diluted net earnings per share are presented to provide investors with additional information to facilitate the comparison of past and present operations. Adjusted SG&A, adjusted SG&A as a percent of net sales, adjusted earnings before income taxes and adjusted diluted net earnings per share exclude the impact of an adverse arbitration ruling. The tax impact was calculated using the effective tax rate for the quarter in which the expense was incurred.

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

The tables below show the calculations to reconcile from the GAAP measures to the non-GAAP adjusted measures.

	Quarter Ended
	July 30, 2023			July 31, 2022
in thousands, except per share amounts	Reported GAAP	Arbitration Ruling	Non-GAAP	Reported GAAP	Non-GAAP % Change
Net Sales	$2,963,299	$—	$2,963,299	$3,034,414	(2.3)
Cost of Products Sold	2,465,251	—	2,465,251	2,528,364	(2.5)
Gross Profit	498,048	—	498,048	506,049	(1.6)
Selling, General, and Administrative	291,073	(70,000)	221,073	222,147	(0.5)
Equity in Earnings of Affiliates	9,784	—	9,784	7,138	37.1
Operating Income	216,759	70,000	286,759	291,040	(1.5)
Interest and Investment Income	9,239	—	9,239	14,411	(35.9)
Interest Expense	18,372	—	18,372	15,615	17.7
Earnings Before Income Taxes	207,626	70,000	277,626	289,836	(4.2)
Provision for Income Taxes	45,055	15,190	60,245	71,010	(15.2)
Net Earnings	162,571	54,810	217,381	218,826	(0.7)
Less: Net Earnings (Loss) Attributable to Noncontrolling Interest	(108)	—	(108)	(89)	(21.4)
Net Earnings Attributable to Hormel Foods Corporation	$162,679	$54,810	$217,489	$218,915	(0.7)

Diluted Net Earnings Per Share	$0.30	$0.10	$0.40	$0.40	—

SG&A Percent of Net Sales	9.8		7.5	7.3

	Nine Months Ended
	July 30, 2023			July 31, 2022
in thousands, except per share amounts	Reported GAAP	Arbitration Ruling	Non-GAAP	Reported GAAP	Non-GAAP % Change
Net Sales	$8,911,930	$—	$8,911,930	$9,175,331	(2.9)
Cost of Products Sold	7,426,514	—	7,426,514	7,577,062	(2.0)
Gross Profit	1,485,417	—	1,485,417	1,598,269	(7.1)
Selling, General, and Administrative	725,621	(70,000)	655,621	672,777	(2.6)
Equity in Earnings of Affiliates	42,213	—	42,213	19,951	111.6
Operating Income	802,009	70,000	872,009	945,443	(7.8)
Interest and Investment Income	20,700	—	20,700	20,078	3.1
Interest Expense	55,042	—	55,042	44,913	22.6
Earnings Before Income Taxes	767,666	70,000	837,666	920,608	(9.0)
Provision for Income Taxes	170,230	15,190	185,420	200,393	(7.5)
Net Earnings	597,437	54,810	652,247	720,215	(9.4)
Less: Net Earnings (Loss) Attributable to Noncontrolling Interest	(200)	—	(200)	112	(279.1)
Net Earnings Attributable to Hormel Foods Corporation	$597,637	$54,810	$652,447	$720,103	(9.4)

Diluted Net Earnings Per Share	$1.09	$0.10	$1.19	$1.31	(9.2)

SG&A Percent of Net Sales	8.1		7.4	7.3

LIQUIDITY AND CAPITAL RESOURCES

When assessing liquidity and capital resources, the Company evaluates cash and cash equivalents, short-term and long-term investments, income from operations, and borrowing capacity.

Cash Flow Highlights

	Nine Months Ended
in thousands	July 30, 2023	July 31, 2022
Cash and Cash Equivalents	$669,124	$850,344
Cash Provided by (Used in) Operating Activities	728,756	763,157
Cash Provided by (Used in) Investing Activities	(588,489)	(171,827)
Cash Provided by (Used in) Financing Activities	(450,977)	(344,463)

Cash and cash equivalents decreased $313 million for the nine months ended July 30, 2023, primarily due to the purchase of a minority interest in Garudafood for $426 million. Additional details related to significant drivers of cash flows are provided below.

Cash Provided by (Used in) Operating Activities
•Cash flows from operating activities were largely impacted by changes in operating assets and liabilities.
–Accounts receivable decreased $81 million during the nine months ended July 30, 2023, and decreased $97 million during the nine months ended July 31, 2022, as a result of the timing of sales and collections.
–Accounts payable and accrued expenses decreased $131 million and $84 million in the nine months ended July 30, 2023, and July 31, 2022, respectively, due to general timing of invoice payments and annual incentive payments.
–Inventory increased $21 million for the first nine months of fiscal 2023 compared to $311 million in the prior year. The increase in inventory during fiscal 2023 was due to production outpacing sales and the higher inventory value in fiscal 2022 was primarily due to a recovery of inventory volumes and sustained higher raw material costs.

Cash Provided by (Used in) Investing Activities
•During the nine months ended July 30, 2023, the Company purchased a minority interest in Garudafood for $426 million.
•Capital expenditures were $169 million and $189 million in the nine months ended July 30, 2023, and July 31, 2022, respectively. The largest spend in both years was related to capacity expansion for pepperoni and the SPAM® family of products.

Cash Provided by (Used in) Financing Activities
•Cash dividends paid to the Company’s shareholders continue to be an ongoing financing activity for the Company with payments totaling $443 million during the nine months ended July 30, 2023, compared to $416 million in the comparable period of fiscal 2022.
•Share repurchases were $12 million during the nine months ended July 30, 2023, compared with no share repurchases during the comparable period of fiscal 2022.
•Proceeds from exercise of stock options was $8 million in the nine months ended July 30, 2023, compared to $78 million in the comparable period of fiscal 2022. The decrease in proceeds was due to fewer options exercised during fiscal 2023 compared to fiscal 2022.

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

Dividend Payments
The Company remains committed to providing returns to investors through cash dividends. The Company has paid 380 consecutive quarterly dividends since becoming a public company in 1928. The annual dividend rate for fiscal 2023 increased to $1.10 per share, representing the 57th consecutive annual dividend increase.

Capital Expenditures
Capital expenditures are first allocated to required maintenance and then growth opportunities based on the needs of the business. Capital expenditures supporting growth opportunities in fiscal 2023 will focus on projects for capacity, innovation, automation, and new technology. Capital expenditures for fiscal 2023 are estimated to be $280 million.

Debt
As of July 30, 2023, the Company’s outstanding debt included $3.3 billion of fixed rate unsecured senior notes due in fiscal 2024, 2028, 2030, and 2051 with interest payable semi-annually. During fiscal 2023, the Company made $55 million of interest payments on these notes. In the third quarter of fiscal 2023, $950 million of the notes was reclassified as Current Maturities of Long-term Debt on the Consolidated Condensed Statements of Financial Position as it is payable within one year. See Note J - Long-Term Debt and Other Borrowing Arrangements for additional information.

Borrowing Capacity
As a source of short-term financing, the Company maintains a $750 million unsecured revolving credit facility. The maximum commitment under this credit facility may be further increased by $375 million, generally by mutual agreement of the lenders and the Company, subject to certain customary conditions. Funds drawn from this facility may be used by the Company to refinance existing debt, for working capital or other general corporate purposes, and for funding acquisitions. The lending commitments under the facility are scheduled to expire on May 6, 2026, at which time the Company will be required to pay in full all obligations then outstanding. As of July 30, 2023, the Company had no outstanding draws from this facility.

Debt Covenants
The Company’s debt and credit agreements contain customary terms and conditions including representations, warranties, and covenants. These debt covenants limit the ability of the Company to, among other things, incur debt for borrowed money secured by certain liens and engage in certain sale and leaseback transactions, and require maintenance of certain consolidated leverage ratios. As of July 30, 2023, the Company was in compliance with all covenants and expects to maintain compliance in the future.

Cash Held by International Subsidiaries
As of July 30, 2023, the Company had $208 million of cash and cash equivalents held by international subsidiaries. The Company maintains all undistributed earnings as permanently reinvested. The Company evaluates the balance and uses of cash held internationally based on the needs of the business.

Share Repurchases
The Company is authorized to repurchase 3,677,494 shares of common stock as part of an existing plan approved by the Company’s Board of Directors. During fiscal 2023, the Company repurchased 310,000 shares for $12 million.

Commitments
There have been no material changes to the information regarding the Company’s future contractual financial obligations previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2022, other than the matter described below.

In the fourth quarter of fiscal 2023, the Company expects to utilize cash on hand to pay an estimated $70 million due to an adverse arbitration ruling. Refer to Note I - Commitments and Contingencies for additional information.

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

Commodity Price Risk: The Company is subject to commodity price risk primarily through the grain, lean hog, and natural gas markets. To reduce these exposures and offset the fluctuations caused by changes in market conditions, the Company employs hedging programs. These programs utilize futures, swaps, and options contracts and are accounted for as cash flow hedges. The fair value of the Company’s cash flow commodity contracts as of July 30, 2023, was $(9.1) million compared to $21.6 million as of October 30, 2022. The Company measures its market risk exposure on its cash flow commodity contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices. A 10 percent decrease in the market price would have negatively impacted the fair value of the Company's cash flow commodity contracts as of July 30, 2023, by $27.2 million, which in turn would lower the Company's future cost on purchased commodities by a similar amount.

Interest Rate Risk: The Company is subject to interest rate risk primarily from changes in fair value of long-term fixed rate debt. As of July 30, 2023, the Company’s long-term debt had a fair value of $2.8 billion compared to $2.7 billion as of October 30, 2022. The Company measures its market risk exposure of long-term fixed rate debt using a sensitivity analysis, which considers a 10 percent change in interest rates. A 10 percent decrease in interest rates would have positively impacted the fair value of the Company’s long-term debt as of July 30, 2023, by $82.8 million. A 10 percent increase would have negatively impacted the long-term debt by $77.4 million.

Foreign Currency Exchange Rate Risk: The fair values of certain assets are subject to fluctuations in foreign currency exchange rates. The Company's net asset position in foreign currencies as of July 30, 2023, was $1,108.5 million, compared to $652.4 million as of October 30, 2022, with most of the exposure existing in Indonesian rupiah, Chinese yuan, and Brazilian real. The Company currently does not use market risk sensitive instruments to manage this risk.

Investment Risk: The Company has corporate-owned life insurance policies classified as trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans. As of July 30, 2023, the balance of these securities totaled $197.1 million compared to $186.2 million as of October 30, 2022. The rabbi trust is invested primarily in fixed income funds. The Company is subject to market risk due to fluctuations in the value of the remaining investments as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis. A 10 percent decline in the value of the investments not held in fixed income funds would have negatively impacted the Company’s pretax earnings by approximately $8.7 million, while a 10 percent increase in value would have a positive impact of the same amount.

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

(b)    Internal Controls.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the third quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 15, 2023, the Company received an unexpected, unfavorable arbitration ruling involving an isolated commercial dispute with a third party. Pursuant to the ruling, the arbitrator awarded $59.6 million in damages, plus prejudgment interest of $5.3 million and attorneys’ fees, to the counterparty payable by the Company. The estimated pre-tax impact of the adverse arbitration ruling of $70.0 million is reflected in operating expense and accrued liabilities in the fiscal 2023 third quarter financial statements. The adverse arbitration ruling is not subject to further appeal or judicial review. Standard confidentiality provisions in the arbitration rules prohibit the Company from commenting on the substance of the ruling. Refer to Note I - Commitments and Contingencies for additional information.

Item 1A. RISK FACTORS

The Company's business, operations, and financial condition are subject to various risks and uncertainties. There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 2022, except as follows:

Business and Operational Risks

Deterioration of labor relations, labor availability or increases in labor costs could harm the Company’s business. As of July 30, 2023, the Company employed approximately 20,000 people worldwide, of which approximately 20 percent were represented by labor unions, principally the United Food and Commercial Workers Union. Union contracts at four of the Company's manufacturing facilities, covering approximately 2,400 employees, will expire during fiscal 2023. Negotiations are currently ongoing for new contracts at all four facilities. A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities or co-manufacturing facilities resulting in work slowdowns or stoppages could harm the Company’s financial results. Labor and skilled labor availability challenges could continue to have an adverse effect on the Company's business.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuer purchases of equity securities in the quarter ended July 30, 2023. On January 29, 2013, the Company's Board of Directors authorized the repurchase of 10,000,000 shares of its common stock with no expiration date. On January 26, 2016, the Board of Directors approved a two-for-one split of the Company’s common stock to be effective January 27, 2016. As part of the stock split resolution, the number of shares remaining to be repurchased was adjusted proportionately. The maximum number of shares that may yet be purchased under the plans or programs as of July 30, 2023, is 3,677,494.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

During the fiscal quarter ended July 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as the terms are defined in Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

31.1	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended July 30, 2023, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Condensed Statements of Financial Position, (iv) Consolidated Statements of Changes in Shareholders' Investment, (v) Consolidated Condensed Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended July 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORMEL FOODS CORPORATION
(Registrant)

Date: August 31, 2023	By	/s/ JACINTH C. SMILEY
JACINTH C. SMILEY
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 31, 2023	By	/s/ PAUL R. KUEHNEMAN
PAUL R. KUEHNEMAN
Vice President and Controller
(Principal Accounting Officer)