Form 10-K
period 2023-10-29
HORMEL FOODS CORP /DE/
filed 2023-12-06
CIK 48465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 29, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting and nonvoting common stock held by non-affiliates of the registrant as of April 30, 2023, was $11,661,390,985 based on the closing price of $40.44 on the last business day of the registrant’s most recently completed second fiscal quarter.
As of December 3, 2023, the number of shares outstanding of each of the registrant’s classes of common stock was as follows:
Common Stock, $0.01465 Par Value – 546,840,056 shares
Common Stock Nonvoting, $0.01 Par Value – 0 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held January 30, 2024, are incorporated by reference into Part III, Items 10-14. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

HORMEL FOODS CORPORATION

PART I

Item 1.  BUSINESS

General Development of Business

Hormel Foods Corporation, a Delaware corporation (collectively, the "Company", "we," "us," and "our"), was founded by George A. Hormel in 1891 in Austin, Minnesota, as Geo. A. Hormel & Company. The Company started as a processor of meat and food products and continues in this line of business with emphasis on the manufacturing and distribution of branded, value-added consumer items rather than commodity fresh meat products. The Company builds on its founder's legacy of innovation, quality, and integrity with focus on its purpose statement — Inspired People. Inspired Food.™ Today, the Company is a global branded food company bringing some of the most trusted and iconic brands to tables across the globe with over $12 billion in annual revenue in more than 80 countries.

The Company has continually expanded its product portfolio through organic growth and acquisitions. In fiscal 2021, the Company acquired the Planters® snack nuts business, expanding the Company's presence in the growing snacking space. Refer to Note B - Acquisitions and Divestitures of the Notes to the Consolidated Financial Statements for additional information. During fiscal 2023, the Company purchased a 30% common stock interest in PT Garudafood Putra Putri Jaya Tbk (Garudafood), a food and beverage company in Indonesia, expanding the Company's presence in Southeast Asia and supporting global execution in the snacking and entertaining category. Refer to Note D - Investments in Affiliates of the Notes to the Consolidated Financial Statements for additional information.

Description of Business

Segments
Effective in fiscal 2023, the Company transitioned to a new strategic operating model, which aligns its businesses to be more agile, consumer and customer focused, and market driven. The Company currently operates with the following three operating and reportable segments: Retail, Foodservice, and International.

Retail
The Retail segment consists primarily of the processing, marketing, and sale of food products sold predominantly in the retail market. This segment also includes the results from the Company’s MegaMex Foods, LLC joint venture.

Foodservice
The Foodservice segment consists primarily of the processing, marketing, and sale of food and nutritional products for foodservice, convenience store, and commercial customers.

International
The International segment processes, markets, and sells Company products internationally. This segment also includes the results from the Company’s international joint ventures, equity method investments, and royalty arrangements.

Prior period results for fiscal 2022 and 2021 have been recast to reflect the new reportable segments. Net sales to unaffiliated customers, segment profit, and certain other financial information by segment are reported in Note P - Segment Reporting of the Notes to the Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company has a global presence within several major international markets, including Australia, Brazil, Canada, China, England, Indonesia, Japan, Mexico, the Philippines, Singapore, and South Korea. Distribution of export sales to customers is by common carrier, while the China and Brazil operations own and operate their own delivery systems. The Company has licensed companies to manufacture various products internationally on a royalty basis, with the primary licensees being Danish Crown UK

Ltd., and CJ CheilJedang Corporation. The Company also has minority positions in food companies in the Philippines (The Purefoods-Hormel Company, Inc., 40 percent holding) and Indonesia (Garudafood, 30 percent holding).

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

The Company also purchases raw materials from various suppliers. As the Company has shifted its focus toward a more value-added portfolio, it has become increasingly dependent on these suppliers to meet its raw material needs. Certain raw materials, such as cashews, are sourced internationally, which may cause additional risks to pricing and availability. The Company utilizes supply contracts and forward buying strategies to ensure an adequate supply and mitigate price fluctuations.

Human Capital
The Company’s employees are the driving force behind innovation, improvement, and success. As of October 29, 2023, the Company had approximately 20,000 active employees, with over 90 percent located within the U.S. Approximately 20 percent of employees are covered by collective bargaining agreements.

Talent Acquisition, Development, and Retention
Hormel’s team members are the cornerstone of the Company and of the fulfillment of its purpose — Inspired People. Inspired Food.™ The Company places great importance on the growth, development, and engagement of its team members. The Company offers a competitive compensation package and a multitude of benefits, including medical, life and disability insurance, contributory and non-contributory retirement savings plans, free post-secondary tuition and tuition reimbursement programs, and two years of tuition-free community and technical college for U.S. employees’ dependent children.

The Company believes investing in the education, training, and development of employees contributes to the overall success of the business. The Company provides learning opportunities for employees through various training courses, including instructor-led internal and external programs and on-the-job training.

The Company considers the tenure of its team members to be an important indicator of overall performance and is proud of its tenure figures. As of October 29, 2023, approximately 50 percent of the Company's team members had five or more years of service, and the 34-person officer team had an average of 25 years of service.

Diversity, Equity, and Inclusion
The Company welcomes the diversity of all team members, customers, and consumers, and encourages the integration of their unique skills, thoughts, experiences, and identities. The Company’s workforce is made up of approximately 40 percent female and approximately 60 percent underrepresented minorities. The Company’s salaried employees are made up of approximately 35 percent female and over 20 percent underrepresented minorities. By fostering an inclusive culture, the Company enables every member of the workforce to leverage unique talents and high performance standards to drive innovation and success.

Executives of the Company are held accountable for creating an inclusive, diverse workplace through their annual incentive plan, which includes a component focused on overall belonging scores and the representation of female and underrepresented minorities in salaried positions.

The Company supports twelve employee resource groups (ERGs) that support the Company’s mission to create a workplace where all people feel welcomed, respected, and valued. These employee-driven groups play a critical role in diversity, equity, and inclusion efforts and provide professional development and mentorship opportunities.

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

The Company recognizes that team members perform best when they are healthy, and that optimal performance is necessary for the Company to achieve its key results. In addition to the health care benefits package, the Company’s Inspired Health program aims to cultivate and maintain a culture of health and wellness that is focused on encouraging and empowering team members to make healthy lifestyle choices through awareness, prevention, and positive health behavior changes. This program includes biometric screenings, on-site fitness centers and fitness center discounts, an online health university with robust information and resources, a tobacco cessation program, wellness challenges, and confidential health and wellness support.

Governmental Regulation and Environmental Matters
The Company’s operations are subject to regulation by various governmental agencies which oversee areas such as food safety, workforce immigration, environmental laws, animal welfare, tax regulations, and the processing, packaging, storage, distribution, advertising, and labeling of the Company’s products. The Company believes it is in compliance with current laws and regulations and does not expect continued compliance to have a material impact on capital expenditures, earnings, or competitive position. The Company continues to monitor existing and pending laws and regulations and, while the impact of regulatory changes cannot be predicted with certainty, the Company does not expect compliance to have a material adverse effect on the Company's business. In addition to compliance with environmental laws and regulations, the Company sets goals to further improve its sustainability efforts and reduce its environmental impact. These goals are outlined in the Company’s 20 by 30 Challenge and include matching energy with renewable sourcing, reducing organic waste and greenhouse gas emissions, supporting regenerative agriculture, focusing on packaging sustainability, and reducing food waste. In addition, the Company's greenhouse gas reduction targets were validated by the Science Based Targets initiative in 2023.

Significant Customers
The Company serves many customers throughout the world across various sales channels. Sales to the Company’s largest customer, Walmart Inc. (Walmart), accounted for approximately 15 percent of consolidated gross sales less returns and allowances during fiscal 2023. Walmart is a customer for the Company's Retail and International segments. The Company’s top five customers collectively represent approximately 36 percent of consolidated gross sales less returns and allowances. The loss of one or more of the top customers in any of the reportable segments could have a material adverse effect upon such segment’s financial results.

Competition
The production and sale of meat and food products in the U.S. and internationally is highly competitive. The Company competes with manufacturers of pork and turkey products as well as national and regional producers of other meat and protein sources, such as beef, chicken, fish, nuts, and plant-based proteins.

All operating segments compete on the basis of price, product quality and attributes, brand identification, breadth of product line, and customer service. Through effective marketing and strong quality assurance programs, the Company’s strategy is to provide high quality products that possess strong brand recognition, which support higher value perceptions with customers. To grow and maintain market position, the Company focuses on meeting consumer preferences, delivering product innovation, and maintaining long-term and lasting relationships with industry partners.

Patents and Trademarks
There are numerous patents and trademarks important to the Company’s business. The Company holds 23 U.S. and eight foreign patents. Most of the trademarks the Company uses are registered in the U.S. and other countries. Some of the more significant owned or licensed trademarks used by the Company or its affiliates are:

HORMEL, ALWAYS TENDER, APPLEGATE, AUSTIN BLUES, BACON 1, BLACK LABEL, BREAD READY, BURKE, CAFÉ H, CERATTI, CHI-CHI’S, COLUMBUS, COMPLEATS, CORN NUTS, CURE 81, DAN’S PRIZE, DI LUSSO, DINTY MOORE, DON MIGUEL, DOÑA MARIA, EMBASA, FAST ‘N EASY, FIRE BRAISED, FONTANINI, HAPPY LITTLE PLANTS, HERDEZ, HORMEL GATHERINGS, HORMEL SQUARE TABLE, HORMEL VITAL CUISINE, HOUSE OF TSANG, JENNIE-O, JUSTIN’S, LA VICTORIA, LAYOUT, LLOYD’S, MARY KITCHEN, MR. PEANUT, NATURAL CHOICE, NUT-RITION, OLD SMOKEHOUSE, OVEN READY, PILLOW PACK, PLANTERS, ROSA GRANDE, SADLER'S SMOKEHOUSE, SKIPPY, SPAM, SPECIAL RECIPE, THICK & EASY, VALLEY FRESH, and WHOLLY.

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

The Company cautions readers not to place undue reliance on forward-looking statements, which represent current views as of the date made. Forward-looking statements are inherently at risk to changes in the national and worldwide economic environment, which could include, among other things, risks related to the deterioration of economic conditions; risks associated with acquisitions, joint ventures, equity investments, and divestitures; potential disruption of operations, including at co-manufacturers, suppliers, logistics providers, customers, or other third-party service providers; failure to realize anticipated cost savings or operating efficiencies associated with strategic initiatives; risk of loss of a material contract; the Company’s inability to protect information technology systems against, or effectively respond to, cyber attacks or security breaches; deterioration of labor relations, labor availability or increases to labor costs; general risks of the food industry, including food contamination; outbreaks of disease among livestock and poultry flocks; fluctuations in commodity prices and availability of raw materials and other inputs; fluctuations in market demand for the Company’s products; damage to the Company's reputation or brand image; climate change, or legal, regulatory, or market measures to address climate change; risks of litigation; potential sanctions and compliance costs arising from government regulation; compliance with stringent environmental regulations and potential environmental litigation; and risks arising from the Company’s foreign operations.

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

Volatility in financial markets and the deterioration of national and global economic conditions could impact the Company’s operations as follows:
▪The financial stability of the Company's customers and suppliers may be compromised, which could result in challenges in collecting accounts receivable or non-performance by suppliers.
▪Unfavorable economic conditions may lead customers and consumers to delay or reduce purchases of the Company's products.

▪Customer demand for products may not materialize to levels required to achieve the Company's anticipated financial results or may decline as distributors and retailers seek to reduce inventory positions if there is an economic downturn or economic uncertainty in key markets.
▪The value of the Company's investments in debt and equity securities may decline, including most significantly the trading securities held as part of a rabbi trust to fund supplemental executive retirement plans and deferred income plans and the Company’s assets held in pension plans.
▪Future volatility or disruption in the capital and credit markets could impair the Company's liquidity or increase costs of borrowing.
▪The Company may be required to redirect cash flow from operations or explore alternative strategies, such as disposing of assets, to fulfill the payment of principal and interest on its indebtedness.

The Company has no operations in Russia or Ukraine, yet it has experienced inflated fuel costs and supply chain shortages and delays due to the impact of the military conflict on the global economy. If this conflict, or others such as the Israel-Hamas war, escalates further, it could result in, among other things, additional supply chain disruptions, rising prices for oil and other commodities, volatility in capital markets and foreign exchange rates, rising interest rates, or heightened cybersecurity risks, any of which may adversely affect the Company's business. In addition, the effects of the ongoing conflict could heighten many of the other risk factors included in Item 1A.

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

The Company's goodwill and indefinite-lived intangible assets are initially recorded at fair value and are not amortized, but are reviewed for impairment annually or more frequently if impairment indicators arise. Impairment testing requires judgment around estimates and assumptions and is impacted by factors such as revenue growth rates, operating margins, tax rates, royalty rates, and discount rates. An unfavorable change in these factors may lead to the impairment of goodwill and/or intangible assets. During fiscal 2023, an impairment was indicated for the Justin's® trade name, resulting in an impairment charge of $28.4 million.

Additionally, if a highly pathogenic human disease outbreak developed, such as COVID-19, it may negatively impact the global economy, demand for Company products, the supply chain, the Company's co-manufacturers, and/or the Company’s workforce availability including leadership, and the Company’s financial results could suffer. The Company has developed contingency plans to address infectious disease scenarios and the potential impact on its operations, and will continue to update these plans as necessary. There can be no assurance given, however, that these plans will be effective in eliminating the negative effects of any such diseases on the Company’s operating results.

The Company’s operations are subject to the general risks associated with acquisitions, joint ventures, equity investments, and divestitures. The Company regularly reviews opportunities to support the Company’s strategic initiative of delivering long-term value to shareholders through acquisitions, joint ventures, and equity investments and to divest non-strategic assets. The Company has made several acquisitions, joint ventures, equity investments, and divestitures in recent years, including the acquisition of the Planters® snack nuts business in fiscal 2021 and purchase of a minority interest in Garudafood in fiscal 2023. Potential risks associated with these transactions include the inability to consummate a transaction timely or on favorable terms, diversion of management's attention from other business concerns, loss of key employees and customers of current or acquired companies, inability to integrate or divest operations successfully, assumption of unknown liabilities, disputes with buyers, sellers, or partners, inability to obtain favorable financing terms, impairment charges if purchase assumptions are not achieved, and the inherent risks in entering markets or lines of business in which the Company has limited or no prior experience. Due to the nature of these arrangements, joint ventures and equity investments involve further risks, including the possibility that the Company is unable to execute business strategies and manage operations given limitations of the Company's control. Additionally, partners may become bankrupt, make business decisions that are inconsistent with the Company's goals, or block or delay necessary decisions. Acquisitions, joint ventures, or equity investments outside the U.S. may also present unique challenges and increase the Company's exposure to the risks associated with foreign operations. Any or all of these risks could impact the Company’s financial results and business reputation. The Company's level of indebtedness increased significantly to fund the purchase of the Planters® snack nuts business and may continue to increase to fund future acquisitions, joint ventures, or equity investments. Higher levels of debt may, among other things, impact the Company's liquidity and increase the Company's exposure to negative fluctuations in interest rates. During fiscal 2023, an impairment was indicated for the Justin's® trade name, resulting in an impairment charge of $28.4 million and the Company recorded a $7.0 million impairment charge related to a corporate venturing investment to recognize a decline in fair value not believed to be temporary.

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

Disruptions of third-party providers have had and may continue to have an adverse effect on the Company's financial results. Actions taken to mitigate the impact of any potential disruption, including increasing inventory in anticipation of a potential production or supply interruption, may adversely affect the Company’s financial results. Additionally, labor-related challenges have caused disruptions for many of these providers and may continue to impact the Company's ability to receive inputs or distribute products.

The Company may not realize the anticipated cost savings or operating efficiencies associated with strategic initiatives. The Company operates in the highly competitive food industry and is subject to volatile cost inputs. Strategic initiatives are implemented to achieve a profitable cost structure, operate efficiently, better serve customers, and optimize cash flow. These initiatives may focus on opportunities to improve the procurement, manufacturing, and logistics within the Company’s supply chain as well as general and administrative processes. A failure or delay in implementing the improvements associated with these strategic initiatives could adversely impact the Company’s results, ability to meet its long-term growth expectations, and ability to fund future initiatives.

The Company began an enterprise transformation and modernization initiative in the second half of fiscal 2023 to provide cost savings and operating efficiencies by fiscal 2026. If this initiative does not achieve the expected financial impact or is not completed in a timely manner, the Company’s financial results and ability to meet its long-term growth expectations could be adversely impacted.

The Company is subject to the loss of a material contract. The Company is a party to several supply, distribution, contract packaging and other material contracts. The loss of a material contract or failure to obtain new material contracts could adversely affect the Company’s financial results.

The Company may be adversely impacted if the Company is unable to protect information technology systems against, or effectively respond to, cyber attacks or security breaches. Information technology systems are an important part of the Company’s business operations. In addition, the Company increasingly relies upon third-party service providers for a variety of business functions, including cloud-based services. Cyber incidents are occurring more frequently across U.S. industries and are being made by groups and individuals with a wide range of motives and expertise. Continued high-profile data security incidents at other companies evidence an external environment that is becoming increasingly hostile. From time to time, the Company has experienced, and may experience in the future, breaches of its security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities, none of which have been material to date. Remote work arrangements may bring additional information technology and data security risks.

Although the Company has programs in place related to business continuity, disaster recovery, and information security initiatives to maintain the confidentiality, integrity, and availability of systems, business applications, and customer information, the Company may not be able to anticipate or implement effective preventive measures against all potential cybersecurity threats, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources, both domestic and foreign. Cybersecurity risk is increasingly difficult to identify and quantify and cannot be fully mitigated because of the rapidly evolving nature of the threats, targets, and consequences.

In addition, the Company is in the midst of multi-year data and technology transformation projects to achieve better analytics, customer service, and process efficiencies. The projects, including modernizing the order-to-cash process, are expected to improve the efficiency and effectiveness of certain financial and business transaction processes and the underlying systems environment. Multiple phases of these projects have already been implemented and additional phases are expected to be implemented in the upcoming years. These implementations are a major undertaking from a financial, management, and personnel perspective and may prove to be more difficult, costly, or time consuming than expected, and there can be no assurance that these projects will be beneficial to the extent anticipated.

Deterioration of labor relations, labor availability or increases in labor costs could harm the Company’s business. As of October 29, 2023, the Company employed approximately 20,000 people worldwide, of which approximately 20 percent were represented by labor unions, principally the United Food and Commercial Workers Union. Union contracts at two of the Company's manufacturing facilities, covering approximately 250 employees, will expire during fiscal 2024. A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities or co-manufacturing facilities resulting in work slowdowns or stoppages could harm the Company’s financial results. Labor and skilled labor availability challenges could continue to have an adverse effect on the Company's business.

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

Outbreaks of disease among livestock and poultry flocks could harm the Company’s revenues and operating margins. The Company is subject to risks associated with the outbreak of disease in pork and beef livestock, and poultry flocks, including African swine fever (ASF), Bovine Spongiform Encephalopathy (BSE), pneumo-virus, Porcine Circovirus 2 (PCV2), Porcine Reproduction & Respiratory Syndrome (PRRS), Foot-and-Mouth Disease (FMD), Porcine Epidemic Diarrhea Virus (PEDv), and Highly Pathogenic Avian Influenza (HPAI). The outbreak of such diseases could adversely affect the Company’s supply of raw materials, increase the cost of production, reduce utilization of the Company’s harvest facilities, and reduce operating margins. The impact of global climate change may increase these risks due to changes in weather or migratory patterns which may result in certain types of diseases occurring more frequently or with more intense effects. Additionally, the outbreak of disease may hinder the Company’s ability to market and sell products both domestically and internationally.

In recent years, the outbreak of ASF has impacted hog herds in China, Asia, Europe, and the Caribbean. If an outbreak of ASF were to occur in the U.S., the Company's supply of hogs and pork could be materially impacted.

HPAI was detected within the Company's turkey supply chain during the fourth quarter of fiscal 2023 and first quarter of fiscal 2024. The impact of HPAI has reduced and will continue to reduce production volume in the Company's turkey facilities into fiscal 2024. The Company is continuing to monitor the situation and will take the appropriate actions to protect the health of the turkeys across the supply chain.

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

The Company raises turkeys and contracts with turkey growers to meet its raw material requirements for whole birds and processed turkey products. Results in these operations are affected by the cost and supply of feed grains, which fluctuate due to climate conditions, production forecasts, and supply and demand conditions at local, regional, national, and worldwide markets. The Company attempts to manage some of its short-term exposure to fluctuations in feed prices by forward buying, using futures contracts, and pursuing pricing advances. However, these strategies may not be adequate to overcome sustained increases in market prices due to alternate uses for feed grains or other changes in these market conditions.

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

The Company has developed and publicly announced goals to reduce its impact on the environment such as the 20 by 30 Challenge and the recently announced validation of its greenhouse gas reduction targets by the Science Based Targets initiative. The Company's ability to achieve these goals is subject to numerous factors and conditions, many of which are outside of its control. Examples include, among others, evolving regulatory requirements, disclosure frameworks, and methodologies for reporting data. Failure to accomplish goals set by the Company related to climate change or meet expectations of various Company stakeholders may cause decreased demand for the Company’s products and have an adverse effect on results of operations.

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

Government regulation, present and future, exposes the Company to potential sanctions and compliance costs that could adversely affect the Company’s business. The Company’s operations are subject to extensive regulation by the U.S. Department of Homeland Security, the U.S. Department of Agriculture, the U.S. Food and Drug Administration, federal and state taxing authorities and other federal, state, and local authorities which oversee workforce immigration, taxation, animal welfare, food safety, and the processing, packaging, storage, distribution, advertising, and labeling of the Company’s products. The Company’s manufacturing facilities and products are subject to ongoing inspection by federal, state and local authorities. Claims or enforcement proceedings could be brought against the Company in the future. The availability of government inspectors due to a government furlough could also cause disruption to the Company’s manufacturing facilities. Additionally, the Company is subject to new or modified laws, regulations, and accounting standards. The Company’s failure or inability to comply with such requirements could subject the Company to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions. A federal district court ruling has had a negative impact on harvest capacity and labor costs. Harvest facilities the Company uses are negotiating to resolve the situation and expect to reach a solution, but harvest capacity and labor costs may continue to be negatively impacted until a solution is reached. There can be no assurance a solution will be reached, in which case the negative impacts of the ruling would continue.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

The Company's global headquarters are located in Austin, Minnesota. The Company has various processing plants, warehouses and operational facilities, mainly located in the U.S. The Company maintains a national sales force through strategic placement of sales offices across the U.S. Properties are also maintained internationally to support global processing and sales. A majority of the Company's property is owned. Leased property is used as needed for production, distribution, and sales.

The Company believes its operating facilities are well maintained and suitable for current production volumes. The Company regularly engages in construction and other capital improvement projects with a focus on value-added capacity projects and automation.

Many of the Company's domestic properties are utilized by more than one segment and utilization of these facilities can change over time. Therefore, it is impracticable to disclose them by segment. The facilities outside the U.S. serve the International segment.

Area (1) Square feet, in thousands	Production Facilities	Warehouse/Distribution Centers	Administration/Sales/Research Offices	Total	Leased	Owned
Arizona	—	—	2	2	2	—
Arkansas	589	—	9	598	9	589
California	323	428	54	805	656	149
Colorado	829	—	10	839	10	829
Florida	—	—	5	5	5	—
Georgia	259	—	—	259	—	259
Illinois	738	—	22	760	22	738
Iowa	1,482	658	3	2,143	283	1,860
Kansas	312	—	3	315	3	312
Massachusetts	—	—	4	4	4	—
Michigan	—	—	3	3	3	—
Minnesota	3,761	219	554	4,534	89	4,445
Nebraska	845	—	—	845	—	845
New Jersey	—	—	29	29	29	—
North Carolina	—	—	3	3	3	—
Ohio	—	453	8	461	322	139
Pennsylvania	13	348	9	370	357	13
Texas	285	—	2	287	2	285
Utah	—	209	—	209	209	—
Virginia	625	—	—	625	—	625
Washington	—	—	2	2	2	—
Wisconsin	1,227	102	3	1,332	107	1,225
Total Domestic	11,288	2,417	725	14,430	2,117	12,313
Australia	—	—	2	2	2	—
Brazil	440	—	3	443	440	3
China	842	33	26	901	2	899
Total International	1,282	33	31	1,346	444	902
Total Square Feet	12,570	2,450	756	15,776	2,561	13,215
(1) Turkey growout facilities are excluded.

Item 3.  LEGAL PROCEEDINGS

On August 15, 2023, the Company received an unexpected, unfavorable arbitration ruling involving an isolated commercial dispute with a third party. Pursuant to the ruling, the arbitrator awarded $59.6 million in damages, plus prejudgment interest of $5.3 million and attorneys’ fees, to the counterparty payable by the Company. The pre-tax impact of the adverse arbitration ruling of $68.3 million is reflected in Selling, General, and Administrative expenses in the Consolidated Statements of Operations for fiscal 2023. The arbitration award amount was paid in full by the Company in the fourth quarter of fiscal 2023. The adverse arbitration ruling is not subject to further appeal or judicial review. Standard confidentiality provisions in the arbitration rules prohibit the Company from commenting on the substance of the ruling.

Information regarding other legal proceedings is available in Note J - Commitments and Contingencies of the Notes to the Consolidated Financial Statements.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Information About Executive Officers

		CURRENT OFFICE AND PREVIOUS
NAME	AGE	FIVE YEARS EXPERIENCE	DATES
James P. Snee	56	Chairman of the Board, President and Chief Executive Officer	11/20/17 to Present
Jacinth C. Smiley	55	Executive Vice President and Chief Financial Officer	01/01/22 to Present
		Group Vice President (Corporate Strategy)	04/05/21 to 12/31/21
		Vice President and Chief Accounting Officer, LyondellBasell	04/01/18 to 04/04/21
Deanna T. Brady	58	Executive Vice President (Retail)	10/31/22 to Present
		Executive Vice President (Refrigerated Foods)	10/28/19 to 10/30/22
		Group Vice President/President Consumer Product Sales	10/26/15 to 10/27/19
Mark A. Coffey	61	Group Vice President (Supply Chain)	04/26/21 to Present
		Senior Vice President (Supply Chain and Manufacturing)	03/28/17 to 04/25/21
Swen Neufeldt	50	Group Vice President (Hormel Foods International Corporation)	06/29/20 to Present
		Vice President (Meat Products)	10/31/16 to 06/28/20
Mark J. Ourada	58	Group Vice President (Foodservice)	03/05/18 to Present
Katherine M. Losness-Larson	58	Senior Vice President (Human Resources)	10/31/22 to Present
		Director of Human Resources	10/29/18 to 10/30/22
Pierre M. Lilly	52	Senior Vice President and Chief Compliance Officer	10/26/20 to Present
		Director of Internal Audit	05/30/16 to 10/25/20
Kevin L. Myers, Ph.D.	58	Senior Vice President (Research and Development, Quality Control)	03/30/15 to Present
Paul R. Kuehneman	52	Vice President and Controller	02/18/22 to Present
		Assistant Controller	01/04/21 to 02/17/22
		Vice President and CFO (Jennie-O Turkey Store)	05/30/16 to 01/03/21

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

Holders
There are approximately 10,000 record stockholders and 270,000 stockholders whose shares are held in street name by brokerage firms and financial institutions.

There were no issuer purchases of equity securities in the quarter ended October 29, 2023. On January 29, 2013, the Company's Board of Directors authorized the repurchase of 10,000,000 shares of its common stock with no expiration date. On January 26, 2016, the Board of Directors approved a two-for-one split of the Company’s common stock to be effective January 27, 2016. As part of the stock split resolution, the number of shares remaining to be repurchased was adjusted proportionately. The maximum number of shares that may yet be purchased under the repurchase plans or programs as of October 29, 2023 is 3,677,494.

Dividends
The Company has paid dividends for 381 consecutive quarters. The annual dividend rate for fiscal 2024 will increase to $1.13 per share, representing the 58th consecutive annual dividend increase. The Company is dedicated to returning excess cash flow to shareholders through dividend payments.

Shareholder Return Performance Graph
The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend-reinvested basis, for the Company, the S&P 500 Index, and the S&P 500 Packaged Foods & Meats Index for the five years ended October 29, 2023. The graph assumes $100 was invested in each as of the market close on October 29, 2018. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Comparison of 5-year Cumulative Total Return
$200
$150
$100
$50
$0
10/29/18
10/28/19
10/26/20
11/01/21
10/28/22
10/27/23
Hormel Foods Corporation
S&P 500
S&P 500 Packaged Foods & Meats

Item 6.  RESERVED

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Fiscal 2023: The Company achieved its second consecutive year of net sales in excess of $12 billion in fiscal 2023. Net sales were $12.1 billion, declining 3 percent compared to the prior year, as the benefit from pricing actions to mitigate inflationary pressures was more than offset by the impact of lower volumes in the Retail and International segments and lower net pricing in certain categories, such as bacon, reflecting raw material commodity deflation. Volume declined for the full year, primarily due to declines in commodity pork availability as a result of the Company's new pork supply agreement and lower turkey supply in the first half of the year due to the impacts of HPAI. Segment profit declined 11 percent, as higher results in the Foodservice segment were more than offset by significantly lower results in the Retail and International segments. Net earnings declined 21 percent due to lower segment profit and the pre-tax impact of an adverse arbitration ruling of $68.3 million. Adjusted net earnings(1) — excluding the impact of the adverse arbitration ruling, non-cash impairment charges, and costs associated with the Company's transformation and modernization initiative — declined 12 percent. Diluted net earnings per share and adjusted diluted net earnings per share(1) for fiscal 2023 were $1.45 and $1.61, respectively, compared to $1.82 last year.

Segment profit for the Foodservice segment increased due to improved mix across the portfolio. Retail segment profit declined significantly for the full year, driven primarily by lower volumes, unfavorable mix, and higher operating expenses, partially offset by the benefit from pricing actions across the portfolio and higher equity in earnings from MegaMex Foods, LLC (MegaMex Foods). International segment profit declined due to lower sales in China and lower turkey commodity sales.

The Company again reinvested into the business through capital expenditures and returned a record amount of cash to shareholders in the form of dividends. Capital expenditures in fiscal 2023 were $270 million, including investments in new production capabilities for retail and foodservice pepperoni and an expansion for the SPAM® family of products. The Company continues to prioritize investments in growth, innovation, cost savings, automation, and maintenance. The annual dividend for 2024 will be $1.13 per share, representing an increase of 3 percent and marking the 58th consecutive year of dividend increases.

During fiscal 2023, the Company purchased a 30% common stock interest in Garudafood, a food and beverage company in Indonesia. This investment expands the Company's presence in Southeast Asia and supports the global execution of the snacking and entertaining strategic priority. The Company obtained this minority interest in Garudafood for a purchase price of $426 million, including associated transaction costs. The Company funded this transaction with cash on hand.

Fiscal 2024 Outlook(2): The Company continues to navigate through a dynamic operating environment characterized by slowing consumer demand, inflationary pressures, and headwinds in its turkey business. Net sales growth of 1 percent to 3 percent is expected and assumes volume growth in key categories, higher brand support and innovation, a benefit from incremental pricing actions, and the current assumptions for raw material input costs. From a bottom-line perspective, diluted net earnings per share are expected to be $1.43 to $1.57 and adjusted diluted net earnings per share(1) are expected to be $1.51 to $1.65. Earnings are expected to decline in the first half of the year due to the impact from lower turkey markets, lower volumes in the Retail segment, expenses associated with the transformation and modernization initiative, and softness in the Company's China business. Segment profit growth from all three segments is expected in the back half of the year as these pressures abate and as benefits from the transformation and modernization initiative are realized. Major risks to the outlook include incremental inflationary pressures, significantly lower turkey markets than expected, and the impact of deteriorating macroeconomic conditions on the Company's customers, consumers, and operators.

The Company remains in a strong financial position due to its consistent cash flow, liquidity, and strong balance sheet. The Company plans to continue to support the business through increased marketing and advertising investments for its leading brands as well as investments into its production capabilities, including converting the Barron, Wisconsin, plant into a value-added facility to support growth across the portfolio. The Company is also expanding capacity for high-demand Planters® snack nuts items. Returning cash to shareholders in the form of dividends remains a top priority for the Company.

Consistent with the plan outlined at its recent investor day, the Company expects fiscal 2024 to be a year of investment and remains focused on its strategic priorities, executing on its transformation and modernization initiative, fueling its innovation pipeline, and exiting the year with momentum in its business segments. For fiscal 2024, the Company expects a modest benefit to net earnings from its transformation and modernization initiative.

A detailed review of the Company's fiscal 2023 performance compared to fiscal 2022 appears in the following section. A detailed review of fiscal 2022 performance compared to fiscal 2021 is also provided due to the change in reportable segments which occurred in the first quarter of fiscal 2023.

(1)    See the "Non-GAAP Financial Measures" section below for a description of the Company's use of measures not defined by U.S. generally accepted accounting principles (GAAP).
(2)    All forward-looking comparisons for fiscal 2024 are comparing fiscal 2023 GAAP figures to projected fiscal 2024 GAAP figures, unless otherwise noted.

Results of Operations

OVERVIEW

The Company is a processor of branded and unbranded food products for retail, foodservice, deli, and commercial customers.

The Company transitioned to a new operating model in the first quarter of fiscal 2023 and now reports its results in the following three reportable segments:

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

The International segment processes, markets, and sells Company products internationally. This segment also includes the results from the Company’s international joint ventures, equity method investments, and royalty arrangements.

Prior period segment results have been retrospectively recast to reflect the new reportable segments.

The Company’s fiscal year consisted of 52 weeks in fiscal years 2023 and 2022 and 53 weeks in fiscal year 2021. Fiscal year 2024 will consist of 52 weeks.

FISCAL YEARS 2023 AND 2022

CONSOLIDATED RESULTS

Net Earnings and Diluted Earnings Per Share

	Fourth Quarter Ended			Fiscal Year Ended
In thousands, except per share amounts	October 29, 2023	October 30, 2022	% Change	October 29, 2023	October 30, 2022	% Change
Net Earnings	$195,935	$279,883	(30.0)	$793,572	$999,987	(20.6)
Diluted Earnings Per Share	0.36	0.51	(29.4)	1.45	1.82	(20.3)
Adjusted Diluted Earnings Per Share(1)	0.42	0.51	(17.2)	1.61	1.82	(11.4)
(1)  See the "Non-GAAP Financial Measures" section below for a description of the Company's use of measures not defined by U.S. generally accepted accounting principles (GAAP).

Volume and Net Sales

	Fourth Quarter Ended			Fiscal Year Ended
In thousands	October 29, 2023	October 30, 2022	% Change	October 29, 2023	October 30, 2022	% Change
Volume (lbs.)	1,155,445	1,160,490	(0.4)	4,411,738	4,604,169	(4.2)
Net Sales	$3,198,079	$3,283,475	(2.6)	$12,110,010	$12,458,806	(2.8)

Volume for the fourth quarter of fiscal 2023 was comparable with last year, as higher turkey volumes in each segment were offset by lower Retail volumes in the convenient meals and proteins and the snacking and entertaining verticals. Net sales declined in the fourth quarter, as higher Foodservice segment sales and the benefit from higher turkey volumes were more than offset by lower volumes in the Retail segment and continued pressure in the International segment.

Fiscal 2023 marked the second consecutive year of net sales in excess of $12 billion. Net sales declined for the full year, as the benefit from pricing actions to mitigate inflationary pressures was more than offset by the impact of lower volumes in the Retail and International segments and lower net pricing in certain categories, such as bacon, reflecting raw material commodity deflation. The primary drivers of lower volume in fiscal 2023 were declines in commodity pork availability as a result of the Company's new pork supply agreement and lower turkey supply in the first half of the year from the impacts of HPAI.

In fiscal 2024, the Company expects sales growth, which assumes benefits from modestly higher volumes, growth in key categories, higher brand support and innovation, incremental pricing actions, and the current assumptions for raw material costs. Risks to this outlook include slowing consumer demand and greater-than-expected pricing headwinds in the turkey business.

Cost of Products Sold

	Fourth Quarter Ended			Fiscal Year Ended
	October 29,	October 30,		October 29,	October 30,
In thousands	2023	2022	% Change	2023	2022	% Change
Cost of Products Sold	$2,683,655	$2,717,058	(1.2)	$10,110,169	$10,294,120	(1.8)

Cost of products sold for the fourth quarter and full year of fiscal 2023 decreased due to lower sales. On a volume basis, cost of products sold increased 2 percent in fiscal 2023, driven primarily by inflationary pressures stemming from, among other inputs, packaging, logistics, and labor.

In fiscal 2024, costs are expected to moderate relative to the high levels of inflation the business has absorbed since the beginning of fiscal 2021. Raw material input costs for pork, beef, and feed are anticipated to remain volatile and above historical levels. The Company expects its transformation and modernization initiative to begin delivering modest cost savings in fiscal 2024, targeting packaging, logistics, and production costs.

Gross Profit

	Fourth Quarter Ended			Fiscal Year Ended
	October 29,	October 30,		October 29,	October 30,
In thousands	2023	2022	% Change	2023	2022	% Change
Gross Profit	$514,425	$566,417	(9.2)	$1,999,841	$2,164,686	(7.6)
Percent of Net Sales	16.1%	17.3%		16.5%	17.4%

Consolidated gross profit as a percent of net sales for the fourth quarter and full year of fiscal 2023 decreased, driven primarily by unfavorable mix in the Retail and International segments and the persistent impact of inflationary pressures. Pricing actions helped mitigate some of the impact from inflationary pressures. Compared to fiscal 2022, gross profit as a percent of net sales for the fourth quarter and full year increased for the Foodservice segment but declined for the Retail and International segments.

In fiscal 2024, the Company expects gross profit as a percent of net sales to be comparable to fiscal 2023. Incremental cost inflation and unfavorable sales mix pose the largest risks to this outlook.

Selling, General, and Administrative (SG&A)

	Fourth Quarter Ended			Fiscal Year Ended
In thousands	October 29, 2023	October 30, 2022	% Change	October 29, 2023	October 30, 2022	% Change
SG&A	$216,546	$206,487	4.9	$942,167	$879,265	7.2
Percent of Net Sales	6.8%	6.3%		7.8%	7.1%
Adjusted Percent of Net Sales(1)	6.6%	6.3%		7.1%	7.1%
(1)  See the "Non-GAAP Financial Measures" section below for a description of the Company's use of measures not defined by U.S. generally accepted accounting principles (GAAP).

SG&A expenses for the fourth quarter of fiscal 2023 increased as higher professional service expense related to the Company's transformation and modernization initiative and higher advertising expense were partially offset by lower employee-related expenses. For full year fiscal 2023, the increase in SG&A expenses and SG&A expenses as a percent of net sales is attributed to an adverse arbitration ruling totaling $68.3 million. Adjusted SG&A expenses as a percent of net sales(1) for fiscal 2023 were comparable to the prior year.

Advertising investments in fiscal 2023 were $160 million, representing a 2% increase compared to fiscal 2022.

In fiscal 2024, the Company intends to continue investing in its leading brands and for full year advertising expense to increase compared to the prior year.

Research and development continues to be a vital part of the Company's strategy to grow existing brands and expand into new branded items. Research and development expenses were $33.7 million in fiscal 2023, compared to $34.7 million in fiscal 2022.

Equity in Earnings of Affiliates

	Fourth Quarter Ended			Fiscal Year Ended
	October 29,	October 30,		October 29,	October 30,
In thousands	2023	2022	% Change	2023	2022	% Change
Equity in Earnings of Affiliates	$541	$7,234	(92.5)	$42,754	$27,185	57.3

Equity in earnings of affiliates for the fourth quarter of fiscal 2023 decreased, resulting from the $7.0 million impairment of a corporate venturing investment. Equity in earnings of affiliates for the full year of fiscal 2023 increased due to significantly higher results for MegaMex Foods, reflecting a benefit from pricing actions and lower avocado input costs.

The Company accounts for its majority-owned operations under the consolidation method. Investments in which the Company owns a minority interest, and for which there are no other indicators of control, are accounted for under the equity or cost method. These investments, including balances due to or from affiliates, are included on the Consolidated Statements of Financial Position as Investments in Affiliates. The composition of this line item as of October 29, 2023, was as follows:

In thousands	Investments in Affiliates
U.S.	$214,019
Foreign	511,103
Total	$725,121

Goodwill and Intangible Impairment
An impairment charge related to the Justin's® trade name of $28.4 million was recorded in the fourth quarter of fiscal 2023.

Interest and Investment Income and Interest Expense

	Fourth Quarter Ended			Fiscal Year Ended
	October 29,	October 30,		October 29,	October 30,
In thousands	2023	2022	% Change	2023	2022	% Change
Interest and Investment Income	$(5,872)	$7,933	(174.0)	$14,828	$28,012	(47.1)
Interest Expense	18,360	17,602	4.3	73,402	62,515	17.4

Interest and investment income decreased in the fourth quarter of fiscal 2023 primarily due to higher pension costs. Interest and investment income decreased for the full year of fiscal 2023 due to higher pension costs, partially offset by increased interest income and improved performance on the rabbi trust. Interest expense increased in fiscal 2023 due to the impact of an interest rate swap.

Effective Tax Rate

	Fourth Quarter Ended		Fiscal Year Ended
	October 29,	October 30,	October 29,	October 30,
	2023	2022	2023	2022
Effective Tax Rate	20.5%	21.7%	21.8%	21.7%

The effective tax rate for fiscal 2023 reflects a benefit related to the deduction for foreign-derived intangible income. The fiscal 2022 effective tax rate included a benefit for stock option exercises. For additional information, refer to Note N - Income Taxes of the Notes to the Consolidated Financial Statements.

The Company expects the effective tax rate in fiscal 2024 to be between 21.0 and 23.0 percent.

SEGMENT RESULTS

Net sales and segment profit for each of the Company’s reportable segments are set forth below. The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets. Therefore, the Company does not represent that these segments, if operated independently, would report the profit and other financial information shown below. Additional segment financial information can be found in Note P - Segment Reporting of the Notes to the Consolidated Financial Statements.

	Fourth Quarter Ended			Fiscal Year Ended
	October 29,	October 30,		October 29,	October 30,
In thousands	2023	2022	% Change	2023	2022	% Change
Net Sales
Retail	$1,983,253	$2,066,454	(4.0)	$7,749,039	$7,987,598	(3.0)
Foodservice	1,032,353	1,009,672	2.2	3,639,492	3,691,408	(1.4)
International	182,474	207,350	(12.0)	721,479	779,799	(7.5)
Total Net Sales	$3,198,079	$3,283,475	(2.6)	$12,110,010	$12,458,806	(2.8)
Segment Profit
Retail	$118,660	$198,852	(40.3)	$577,690	$721,832	(20.0)
Foodservice	167,571	148,203	13.1	595,682	547,686	8.8
International	9,511	28,810	(67.0)	55,234	107,642	(48.7)
Total Segment Profit	295,743	375,865	(21.3)	1,228,606	1,377,161	(10.8)
Net Unallocated Expense	49,485	18,498	167.5	214,482	99,297	116.0
Noncontrolling Interest	(452)	128	(454.6)	(653)	239	(372.7)
Earnings Before Income Taxes	$245,805	$357,495	(31.2)	$1,013,472	$1,278,103	(20.7)

Volume for the full year of fiscal 2023 was negatively impacted by lower fresh pork availability resulting from the Company's new pork supply agreement (primarily impacting the first quarter) and lower turkey volumes due to the impacts of HPAI in the Company's vertically integrated turkey supply chain (primarily impacting the first half).

Retail

	Fourth Quarter Ended			Fiscal Year Ended
	October 29,	October 30,		October 29,	October 30,
In thousands	2023	2022	% Change	2023	2022	% Change
Volume (lbs.)	788,030	810,044	(2.7)	3,055,393	3,245,625	(5.9)
Net Sales	$1,983,253	$2,066,454	(4.0)	$7,749,039	$7,987,598	(3.0)
Segment Profit	118,660	198,852	(40.3)	577,690	721,832	(20.0)
Adjusted Segment Profit(1)	147,043	198,852	(26.1)	606,073	721,832	(16.0)
(1)  See the "Non-GAAP Financial Measures" section below for a description of the Company's use of measures not defined by U.S. generally accepted accounting principles (GAAP).

For the fourth quarter of fiscal 2023, volume and net sales growth from the value-added meats, emerging brands and bacon verticals was more than offset by declines in the convenient meals and proteins and the snacking and entertaining verticals. In addition to continued recovery across the Jennie-O® turkey portfolio, items such as Applegate® natural and organic meats, Hormel® Black Label® bacon, Chi-Chi's® and La Victoria® salsas, Corn Nuts® products and Hormel® Square Table™ entrees grew volume and net sales during the quarter. Net sales declines continued to be partially attributed to the difficult comparison from high levels of demand for Skippy® spreads last year. Full year fiscal 2023 net sales declined primarily due to lower volumes from the convenient meals and proteins and value-added meats verticals, declines in the snacking and entertaining vertical and lower market-driven pricing on raw bacon items.

Segment profit declined for the fourth quarter due to lower sales, unfavorable mix and increased brand investments. Additionally, a non-cash impairment charge of $28.4 million was recorded in the fourth quarter associated with the Justin's® trade name. For fiscal 2023, segment profit declined due to lower volumes, unfavorable mix, and higher operating expenses, partially offset by the benefit from pricing actions across the portfolio, higher equity in earnings from MegaMex Foods, and improved bacon volumes.

In fiscal 2024, the Company expects volume and net sales from its Retail segment to be comparable to the prior year. Volume growth in key categories, higher brand support and innovation, and a benefit from incremental pricing actions are expected to be positive catalysts for the business. Earnings are expected to decline compared to the prior year, driven primarily by commodity headwinds in the Company's turkey business. Risks to this outlook include a further slowing in consumer demand and greater-than-expected pricing headwinds in the turkey business.

Foodservice

	Fourth Quarter Ended			Fiscal Year Ended
	October 29,	October 30,		October 29,	October 30,
In thousands	2023	2022	% Change	2023	2022	% Change
Volume (lbs.)	279,288	266,447	4.8	1,026,772	1,027,124	—
Net Sales	$1,032,353	$1,009,672	2.2	$3,639,492	$3,691,408	(1.4)
Segment Profit	167,571	148,203	13.1	595,682	547,686	8.8

Volume and net sales for the fourth quarter of fiscal 2023 increased, driven by a significant recovery across the Jennie-O® turkey portfolio and strong demand for premium bacon, pizza toppings and premium breakfast sausage. Additionally, volume and net sales increased for the Cafe H®, Austin Blues® and Hormel® Cure 81® brands. Net sales declined for full year fiscal 2023 primarily due to lower net pricing in certain categories, reflecting raw material commodity deflation and lower turkey and fresh pork volumes.

For the fourth quarter, segment profit increased due to the contribution from higher volumes and improved mix. Segment profit increased during fiscal 2023 due to improved mix across the portfolio.

In fiscal 2024, the Company anticipates higher volume, net sales and segment profit from its Foodservice segment compared to the prior year. Risks to this outlook include a softening of foodservice industry demand, lower-than-expected raw material input costs (negatively impacting net sales), and higher-than-expected operating costs.

International

	Fourth Quarter Ended			Fiscal Year Ended
	October 29,	October 30,		October 29,	October 30,
In thousands	2023	2022	% Change	2023	2022	% Change
Volume (lbs.)	88,128	83,999	4.9	329,573	331,421	(0.6)
Net Sales	$182,474	$207,350	(12.0)	$721,479	$779,799	(7.5)
Segment Profit	9,511	28,810	(67.0)	55,234	107,642	(48.7)

As anticipated, net sales declined for the fourth quarter of fiscal 2023 as a result of lower branded export volumes and lower sales in China, primarily related to the retail business. Volume growth was driven by low-margin turkey and commodity fresh pork. For the full year of fiscal 2023, net sales declined primarily due to lower SPAM® luncheon meat exports, lower sales in China, and lower commodity turkey prices.

Segment profit for the fourth quarter declined significantly due to continued softness in China and lower branded export demand, partially offset by the contribution from the Company's minority investment in Garudafood. Segment profit for fiscal 2023 declined significantly due to lower sales in China, lower commodity turkey sales, and lower branded export margins.

In fiscal 2024, the Company expects a rebound in its International segment, including higher net sales and segment profit. This recovery is expected to be driven by improvement across the business, including from its multinational businesses in China and Brazil, partnership in the Philippines, and branded exports. Risks to this outlook include continued softness in China and commodity headwinds impacting the export business.

Unallocated Income and Expense
The Company does not allocate deferred compensation, investment income, interest expense, or interest income to its segments when measuring performance. The Company also retains various other income and unallocated expenses at the corporate level. Equity in Earnings of Affiliates is included in segment profit; however, earnings attributable to the Company’s corporate venturing investments and noncontrolling interests are excluded.

	Fourth Quarter Ended		Fiscal Year Ended
	October 29,	October 30,	October 29,	October 30,
In thousands	2023	2022	2023	2022
Net Unallocated Expense	$49,485	$18,498	$214,482	$99,297
Noncontrolling Interest	(452)	128	(653)	239

For the fourth quarter of fiscal 2023, net unallocated expense increased as a result of higher pension costs, higher professional service expenses related to the Company's transformation and modernization initiative, and from the impairment of a corporate venturing investment. In addition to these drivers, net unallocated expense for fiscal 2023 increased as a result of an adverse arbitration ruling totaling $68.3 million.

(1)Non-GAAP Financial Measures
This filing includes measures of financial performance that are not defined by U.S. GAAP. The Company utilizes these non-GAAP measures to understand and evaluate operating performance on a consistent basis. These measures may also be used when making decisions regarding resource allocation and in determining incentive compensation. The Company believes these non-GAAP financial measures provide useful information to investors because they facilitate year-over-year comparison and provide additional information about trends in the Company’s operations. Non-GAAP measures are not intended to be a substitute for U.S. GAAP measures in analyzing financial performance. These non-GAAP measures are not in accordance with generally accepted accounting principles and may be different from non-GAAP measures used by other companies.

Adjusted SG&A expenses as a percent of net sales excludes the impact of an adverse arbitration ruling and certain costs associated with the transformation and modernization initiative. Adjusted diluted net earnings per share excludes the impact of an adverse arbitration ruling, impairment charges associated with the Justin's® trade name and a corporate venturing investment, and costs associated with the transformation and modernization initiative. The tax impact was calculated using the effective tax rate for the quarter in which the expense was incurred. The non-GAAP financial measure of adjusted segment profit for the Retail segment excludes the impact of the impairment charge associated with the Justin's® trade name.

The Company's fiscal 2024 outlook for adjusted diluted net earnings per share is a non-GAAP financial measure that excludes, or has otherwise been adjusted for, items impacting comparability, including estimated charges associated with the transformation and modernization initiative. The Company's strategic investments in the transformation and modernization initiative are expected to cease at the end of the investment period, are not expected to recur in the foreseeable future, and are not considered representative of the Company's underlying operating performance.

The Company provides earnings before interest and taxes (EBIT) and earnings before interest, taxes, depreciation, and amortization (EBITDA) because these measures are useful to management and investors as indicators of operating strength relative to prior years and are commonly used to benchmark the Company’s performance.

The following tables show the calculations to reconcile from the GAAP measures to the non-GAAP financial measures.

ADJUSTED SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES AS A PERCENT OF NET SALES (NON-GAAP) AND ADJUSTED DILUTED NET EARNINGS PER SHARE (NON-GAAP)

	Fourth Quarter Ended
	October 29, 2023			October 30, 2022
In thousands, except per share amounts	GAAP	Non-GAAP Adjustments	Non-GAAP	Reported GAAP	Non-GAAP % Change
Net Sales	$3,198,079	$—	$3,198,079	$3,283,475	(2.6)
Cost of Products Sold	2,683,655	(944)	2,682,711	2,717,058	(1.3)
Gross Profit	514,425	944	515,368	566,417	(9.0)
Selling, General, and Administrative	216,546	(6,726)	209,820	206,487	1.6
Equity in Earnings of Affiliates	541	6,985	7,526	7,234	4.0
Goodwill and Intangible Impairment	28,383	(28,383)	—	—	—
Operating Income	270,037	43,038	313,074	367,164	(14.7)
Interest and Investment Income	(5,872)	—	(5,872)	7,933	(174.0)
Interest Expense	18,360	—	18,360	17,602	4.3
Earnings Before Income Taxes	245,805	43,038	288,843	357,495	(19.2)
Provision for Income Taxes	50,322	8,822	59,145	77,484	(23.7)
Net Earnings	195,483	34,216	229,698	280,011	(18.0)
Less: Net Earnings (Loss) Attributable to Noncontrolling Interest	(452)	—	(452)	128	(454.6)
Net Earnings Attributable to Hormel Foods Corporation	$195,935	$34,216	$230,150	$279,883	(17.8)

Diluted Net Earnings Per Share	$0.36	$0.06	$0.42	$0.51	(17.2)

Selling, General, and Administrative Expenses as a Percent of Net Sales	6.8%		6.6%	6.3%

	Fiscal Year Ended
	October 29, 2023			October 30, 2022
In thousands, except per share amounts	GAAP	Non-GAAP Adjustments	Non-GAAP	Reported GAAP	Non-GAAP % Change
Net Sales	$12,110,010	$—	$12,110,010	$12,458,806	(2.8)
Cost of Products Sold	10,110,169	(944)	10,109,225	10,294,120	(1.8)
Gross Profit	1,999,841	944	2,000,785	2,164,686	(7.6)
Selling, General, and Administrative	942,167	(76,726)	865,441	879,265	(1.6)
Equity in Earnings of Affiliates	42,754	6,985	49,739	27,185	83.0
Goodwill and Intangible Impairment	28,383	(28,383)	—	—	—
Operating Income	1,072,046	113,038	1,185,083	1,312,607	(9.7)
Interest and Investment Income	14,828	—	14,828	28,012	(47.1)
Interest Expense	73,402	—	73,402	62,515	17.4
Earnings Before Income Taxes	1,013,472	113,038	1,126,509	1,278,103	(11.9)
Provision for Income Taxes	220,552	24,012	244,565	277,877	(12.0)
Net Earnings	792,920	89,026	881,945	1,000,226	(11.8)
Less: Net Earnings (Loss) Attributable to Noncontrolling Interest	(653)	—	(653)	239	(372.7)
Net Earnings Attributable to Hormel Foods Corporation	$793,572	$89,026	$882,597	$999,987	(11.7)

Diluted Net Earnings Per Share	$1.45	$0.16	$1.61	$1.82	(11.4)

Selling, General, and Administrative Expenses as a Percent of Net Sales	7.8%		7.1%	7.1%

ADJUSTED SEGMENT PROFIT (NON-GAAP)

	Fourth Quarter Ended
	October 29, 2023			October 30, 2022
In thousands	GAAP	Non-GAAP Adjustments	Non-GAAP	Reported GAAP	Non-GAAP % Change
Segment Profit
Retail	$118,660	$28,383	$147,043	$198,852	(26.1)
Foodservice	167,571	—	167,571	148,203	13.1
International	9,511	—	9,511	28,810	(67.0)
Total Segment Profit	295,743	28,383	324,126	375,865	(13.8)
Net Unallocated Expense	49,485	(14,655)	34,830	18,498	88.3
Noncontrolling Interest	(452)	—	(452)	128	(454.6)
Earnings Before Income Taxes	$245,805	$43,038	$288,843	$357,495	(19.2)

	Fiscal Year Ended
	October 29, 2023			October 30, 2022
In thousands	GAAP	Non-GAAP Adjustments	Non-GAAP	Reported GAAP	Non-GAAP % Change
Segment Profit
Retail	$577,690	$28,383	$606,073	$721,832	(16.0)
Foodservice	595,682	—	595,682	547,686	8.8
International	55,234	—	55,234	107,642	(48.7)
Total Segment Profit	1,228,606	28,383	1,256,989	1,377,161	(8.7)
Net Unallocated Expense	214,482	(84,655)	129,827	99,297	30.7
Noncontrolling Interest	(653)	—	(653)	239	(373.1)
Earnings Before Income Taxes	$1,013,472	$113,038	$1,126,510	$1,278,103	(11.9)

ADJUSTED DILUTED NET EARNINGS PER SHARE OUTLOOK (NON-GAAP)

	Fiscal Year
	2024 Outlook	2023 Results
Diluted Net Earnings per Share	$1.43 - $1.57	$1.45
Arbitration Ruling	—	$0.10
Impairment Charges	—	$0.05
Transformation and Modernization Initiative	$0.08	$0.01
Adjusted Diluted Net Earnings per Share	$1.51 - $1.65	$1.61

EBIT AND EBITDA (NON-GAAP)

	Fiscal Year Ended
In thousands	October 29, 2023	October 30, 2022
EBIT:
Net Earnings Attributable to Hormel Foods Corporation	$793,572	$999,987
Plus: Income Tax Expense	220,552	277,877
Plus: Interest Expense	73,402	62,515
Less: Interest and Investment Income	14,828	28,012
EBIT	$1,072,698	$1,312,367
EBITDA:
EBIT per above	1,072,698	1,312,367
Plus: Depreciation and Amortization	253,311	235,885
EBITDA	$1,326,009	$1,548,252

FISCAL YEARS 2022 AND 2021

CONSOLIDATED RESULTS
A detailed review of fiscal 2022 performance compared to fiscal 2021 is provided due to the change in reportable segments which occurred in the first quarter of fiscal 2023.

Net Earnings and Diluted Earnings Per Share

	Fourth Quarter Ended			Fiscal Year Ended
In thousands, except per share amounts	October 30, 2022	October 31, 2021	% Change	October 30, 2022	October 31, 2021	% Change
Net Earnings	$279,883	$281,738	(0.7)	$999,987	$908,839	10.0
Diluted Earnings Per Share	0.51	0.51	—	1.82	1.66	9.6
Adjusted Diluted Earnings Per Share(1)	0.51	0.51	—	1.82	1.73	5.2

Volume and Net Sales

	Fourth Quarter Ended			Fiscal Year Ended
In thousands	October 30, 2022	October 31, 2021	% Change	October 30, 2022	October 31, 2021	% Change
Volume (lbs.)	1,160,490	1,379,848	(15.9)	4,604,169	4,933,136	(6.7)
Organic Volume(1)	1,160,490	1,281,287	(9.4)	4,440,352	4,834,575	(8.2)
Net Sales	$3,283,475	$3,454,751	(5.0)	$12,458,806	$11,386,189	9.4
Organic Net Sales(1)	3,283,475	3,207,983	2.4	11,853,241	11,139,421	6.4
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

Net sales decreased for the fourth quarter of fiscal 2022 due to reduced commodity sales and the impact from an additional week of sales last year. Organic net sales for the fourth quarter increased, led by growth from the Retail and Foodservice segments. The Retail segment benefited from pricing actions effective at the beginning of the fourth quarter.

Fiscal 2022 marked the third consecutive year of record sales for the Company. Record net sales were primarily driven by the inclusion of the Planters® snack nuts business and growth from the Foodservice segment. All segments implemented pricing actions during the fiscal year to combat inflationary pressures.

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

Gross Profit

	Fourth Quarter Ended			Fiscal Year Ended
	October 30,	October 31,		October 30,	October 31,
In thousands	2022	2021	% Change	2022	2021	% Change
Gross Profit	$566,417	$578,081	(2.0)	$2,164,686	$1,927,906	12.3
Percent of Net Sales	17.3%	16.7%		17.4%	16.9%

Consolidated gross profit as a percent of net sales for the fourth quarter of fiscal 2022 increased primarily due to improved profitability from the Retail segment. For fiscal 2022, gross profit as a percent of net sales increased primarily due to improved profitability from the Foodservice and International segments, the inclusion of the Planters® snack nuts business, and pricing actions to help mitigate inflationary pressures across all segments. Gross profit as a percent of net sales for fiscal 2022 also benefited from the reduction of lower margin commodity sales resulting from the Company's pork supply agreement that was new in fiscal 2022.

Compared to the prior year, gross profit as a percent of net sales for the fourth quarter of fiscal 2022 increased for the Retail segment and declined for the other segments. For fiscal 2022, gross profit as a percent of net sales increased for Foodservice and International segments and decreased modestly for the Retail segment. All business segments were negatively impacted by broad-based inflationary pressures.

Selling, General, and Administrative (SG&A)

	Fourth Quarter Ended			Fiscal Year Ended
	October 30,	October 31,		October 30,	October 31,
In thousands	2022	2021	% Change	2022	2021	% Change
SG&A	$206,487	$230,441	(10.4)	$879,265	$853,071	3.1
Percent of Net Sales	6.3%	6.7%		7.1%	7.5%

SG&A expenses for the fourth quarter of fiscal 2022 declined primarily due to the additional week in fiscal 2021. SG&A expenses for fiscal 2022 increased due to the inclusion of the Planters® snack nuts business and higher marketing and advertising investments. As a percent of net sales, SG&A expenses declined for the full year, driven by record sales and disciplined cost management.

Advertising investments in fiscal 2022 were $157 million, representing a 14 percent increase compared to fiscal 2021.

Research and development continued to be a vital part of the Company's strategy to grow existing brands and expand into new branded items. Research and development expenses were $34.7 million in fiscal 2022, compared to $33.6 million in fiscal 2021.

Equity in Earnings of Affiliates

	Fourth Quarter Ended			Fiscal Year Ended
	October 30,	October 31,		October 30,	October 31,
In thousands	2022	2021	% Change	2022	2021	% Change
Equity in Earnings of Affiliates	$7,234	$10,041	(28.0)	$27,185	$47,763	(43.1)

Equity in earnings of affiliates for the fourth quarter and full year of fiscal 2022 decreased significantly due to lower results for MegaMex Foods. MegaMex Foods results were negatively impacted by inflationary pressures, including significantly higher costs for avocados.

The Company accounts for its majority-owned operations under the consolidation method. Investments in which the Company owns a minority interest, and for which there are no other indicators of control, are accounted for under the equity or cost method. These investments, along with receivables from other affiliates, are included on the Consolidated Statements of Financial Position as Investments in Affiliates. The composition of this line item as of October 30, 2022, was as follows:

In thousands	Investments in Affiliates
U.S.	$192,577
Foreign	78,481
Total	$271,058

Interest and Investment Income and Interest Expense

	Fourth Quarter Ended			Fiscal Year Ended
	October 30,	October 31,		October 30,	October 31,
In thousands	2022	2021	% Change	2022	2021	% Change
Interest and Investment Income	$7,933	$10,138	(21.7)	$28,012	$46,878	(40.2)
Interest Expense	17,602	15,589	12.9	62,515	43,307	44.4

Interest and investment income decreased in the fourth quarter and full year of fiscal 2022 primarily due to losses on the rabbi trust. Interest expense in fiscal 2022 reflects the full year impact of debt issued in 2021.

Effective Tax Rate

	Fourth Quarter Ended		Fiscal Year Ended
	October 30,	October 31,	October 30,	October 31,
	2022	2021	2022	2021
Effective Tax Rate	21.7%	20.0%	21.7%	19.3%

The effective tax rate for fiscal 2021 included the benefit of one-time state tax discrete items. For additional information, refer to Note N - Income Taxes of the Notes to the Consolidated Financial Statements.

SEGMENT RESULTS

Net sales and segment profit for each of the Company’s reportable segments are set forth below. The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets. Therefore, the Company does not represent that these segments, if operated independently, would report the profit and other financial information shown below. Additional segment financial information can be found in Note P - Segment Reporting of the Notes to the Consolidated Financial Statements.

	Fourth Quarter Ended			Fiscal Year Ended
	October 30,	October 31,		October 30,	October 31,
In thousands	2022	2021	% Change	2022	2021	% Change
Net Sales
Retail	$2,066,454	$2,181,048	(5.3)	$7,987,598	$7,418,079	7.7
Foodservice	1,009,672	1,043,634	(3.3)	3,691,408	3,130,174	17.9
International	207,350	230,068	(9.9)	779,799	837,936	(6.9)
Total Net Sales	$3,283,475	$3,454,751	(5.0)	$12,458,806	$11,386,189	9.4
Segment Profit
Retail	$198,852	$167,551	18.7	$721,832	$690,127	4.6
Foodservice	148,203	163,367	(9.3)	547,686	431,992	26.8
International	28,810	38,970	(26.1)	107,642	116,585	(7.7)
Total Segment Profit	375,865	369,888	1.6	1,377,161	1,238,704	11.2
Net Unallocated Expense	18,498	17,669	4.7	99,297	112,836	(12.0)
Noncontrolling Interest	128	12	994.1	239	301	(20.6)
Earnings Before Income Taxes	$357,495	$352,230	1.5	$1,278,103	$1,126,170	13.5

Retail

	Fourth Quarter Ended			Fiscal Year Ended
	October 30,	October 31,		October 30,	October 31,
In thousands	2022	2021	% Change	2022	2021	% Change
Volume (lbs.)	810,044	980,339	(17.4)	3,245,625	3,546,324	(8.5)
Net Sales	$2,066,454	$2,181,048	(5.3)	$7,987,598	$7,418,079	7.7
Segment Profit	198,852	167,551	18.7	721,832	690,127	4.6

Net sales for the fourth quarter of fiscal 2022 decreased due to the impact from an additional week in the fourth quarter of last year and lower commodity sales. These declines more than offset strong demand for Skippy® peanut butter and the impact of pricing actions across the global flavors and convenient meals and proteins verticals. For fiscal 2022, net sales increased primarily due to the inclusion of the Planters® snack nuts business and the impact from strategic pricing actions. Consistent with the Company's long-term strategy to better align resources to value-added growth, the overall decline in volume for the fourth quarter and full year of fiscal 2022 was primarily due to lower commodity sales resulting from the Company's new pork supply agreement, in addition to supply impacts on the Company's vertically integrated supply chain as a result of HPAI.

For the fourth quarter of fiscal 2022, segment profit increased due to higher commodity turkey prices, improved value-added mix, and pricing actions to offset the impact from continued inflationary pressures. Fiscal 2022 segment profit increased, as the contribution from the Planters® snack nuts business and higher commodity turkey prices more than offset the impact of inflationary pressures and lower results from MegaMex Foods.

Foodservice

	Fourth Quarter Ended			Fiscal Year Ended
	October 30,	October 31,		October 30,	October 31,
In thousands	2022	2021	% Change	2022	2021	% Change
Volume (lbs.)	266,447	301,111	(11.5)	1,027,124	1,007,667	1.9
Net Sales	$1,009,672	$1,043,634	(3.3)	$3,691,408	$3,130,174	17.9
Segment Profit	148,203	163,367	(9.3)	547,686	431,992	26.8

Volume and net sales declined in the fourth quarter of fiscal 2022 due to the impact from an additional week in the fourth quarter of fiscal 2021 and lower turkey sales. Partially offsetting these declines, products such as Hormel® Natural Choice® meats, Hormel® Bacon 1TM fully cooked bacon and Hormel® Fire BraisedTM flame-seared meats grew volume and sales for the fourth quarter of fiscal 2022. Fiscal 2022 volume and net sales increased due to strong results across the portfolio as the industry continued to recover from pandemic-related declines and from the inclusion of the Planters® snack nuts business in the convenience channel.

The decline in segment profit for the fourth quarter of fiscal 2022 was driven by the impact from an additional week in the fourth quarter of fiscal 2021 and higher operational, logistics and raw material costs. Segment profit growth for fiscal 2022 was primarily due to significantly higher net sales as described above.

International

	Fourth Quarter Ended			Fiscal Year Ended
	October 30,	October 31,		October 30,	October 31,
In thousands	2022	2021	% Change	2022	2021	% Change
Volume (lbs.)	83,999	98,399	(14.6)	331,421	379,145	(12.6)
Net Sales	$207,350	$230,068	(9.9)	$779,799	$837,936	(6.9)
Segment Profit	28,810	38,970	(26.1)	107,642	116,585	(7.7)

In the fourth quarter of fiscal 2022, volume and net sales growth from the SPAM® and Skippy® brands and the multinational businesses were more than offset by lower commodity turkey, fresh pork and refrigerated export sales. For fiscal 2022, volume and sales declined as a result of lower commodity sales due to the Company's new pork supply agreement, lower turkey sales as a result of the supply impacts on the Company's vertically integrated supply chain from HPAI, and ongoing export logistics challenges.

Segment profit declined in the fourth quarter of fiscal 2022, as growth in China did not overcome the impact of lower commodity turkey sales, lower branded export margins, and higher logistics expenses for the export business. Segment profit for fiscal 2022 declined due in large part to lower results from the export business, which was negatively impacted by logistics challenges and meaningfully higher freight expenses.

Unallocated Income and Expense
The Company does not allocate deferred compensation, investment income, interest expense, or interest income to its segments when measuring performance. The Company also retains various other income and unallocated expenses at the corporate level. Equity in Earnings of Affiliates is included in segment profit; however, earnings attributable to the Company’s corporate venturing investments and noncontrolling interests are excluded.

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

Non-GAAP Financial Measures

The non-GAAP financial measure of adjusted diluted earnings per share is presented to provide investors with additional information to facilitate the comparison of past and present operations. This measurement excludes the impact of the acquisition-related expenses and accounting adjustments related to the acquisition of the Planters® snack nuts business. The tax impact was calculated using the effective tax rate for the quarter in which the expenses and accounting adjustments were incurred.

The non-GAAP financial measures of organic volume and organic net sales are presented to provide investors with additional information to facilitate the comparison of past and present operations. Organic volume and organic net sales exclude the impacts of the acquisition of the Planters® snack nuts business (June 2021) in the Retail, Foodservice, and International segments. Organic volume and organic net sales also exclude the impact of the 53rd week in fiscal 2021 as approximated based on average weekly sales for the fourth quarter (fourteen weeks) ended October 31, 2021.

The Company provides earnings before interest and taxes (EBIT) and earnings before interest, taxes, depreciation, and amortization (EBITDA) because these measures are useful to management and investors as indicators of operating strength relative to prior years and are commonly used to benchmark the Company’s performance.

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

The following tables show the calculations to reconcile from the GAAP measures to the non-GAAP adjusted measures.

ADJUSTED DILUTED EARNINGS PER SHARE (NON-GAAP)

	Fiscal Year Ended
	October 30, 2022	October 31, 2021
In thousands, except per share amounts	Reported GAAP	Reported GAAP	Acquisition Costs and Adjustments	Non-GAAP	Non-GAAP % Change
Net Sales	$12,458,806	$11,386,189	$—	$11,386,189	9.4
Cost of Products Sold	10,294,120	9,458,283	(12,900)	9,445,383	9.0
Gross Profit	2,164,686	1,927,906	12,900	1,940,806	11.5
Selling, General, and Administrative	879,265	853,071	(30,303)	822,768	6.9
Equity in Earnings of Affiliates	27,185	47,763	—	47,763	(43.1)
Operating Income	1,312,607	1,122,599	43,203	1,165,802	12.6
Interest and Investment Income (Expense)	28,012	46,878	—	46,878	(40.2)
Interest Expense	62,515	43,307	—	43,307	44.4
Earnings Before Income Taxes	1,278,103	1,126,170	43,203	1,169,373	9.3
Provision for Income Taxes	277,877	217,029	5,975	223,004	24.6
Net Earnings	1,000,226	909,140	37,228	946,368	5.7
Less: Net Earnings Attributable to Noncontrolling Interest	239	301	—	301	(20.5)
Net Earnings Attributable to Hormel Foods Corporation	$999,987	$908,839	$37,228	$946,067	5.7

Diluted Net Earnings Per Share	$1.82	$1.66	$0.06	$1.73	5.2

ORGANIC VOLUME (NON-GAAP)

	Fourth Quarter Ended
	October 30, 2022	October 31, 2021
Lbs., in thousands	Reported (GAAP)	Reported (GAAP)	53rd Week	Organic (Non-GAAP)	Organic % Change
Retail	810,044	980,339	(70,024)	910,315	(11.0)
Foodservice	266,447	301,111	(21,508)	279,603	(4.7)
International	83,999	98,399	(7,029)	91,371	(8.1)
Total Volume	1,160,490	1,379,848	(98,561)	1,281,287	(9.4)

	Fiscal Year Ended
	October 30, 2022			October 31, 2021
Lbs., in thousands	Reported (GAAP)	Acquisitions	Organic (Non-GAAP)	Reported (GAAP)	53rd Week	Organic (Non-GAAP)	Organic % Change
Retail	3,245,625	(138,186)	3,107,439	3,546,324	(70,024)	3,476,300	(10.6)
Foodservice	1,027,124	(22,127)	1,004,997	1,007,667	(21,508)	986,159	1.9
International	331,421	(3,503)	327,918	379,145	(7,029)	372,117	(11.9)
Total Volume	4,604,169	(163,817)	4,440,352	4,933,136	(98,561)	4,834,575	(8.2)

ORGANIC NET SALES (NON-GAAP)

	Fourth Quarter Ended
	October 30, 2022	October 31, 2021
In thousands	Reported (GAAP)	Reported (GAAP)	53rd Week	Organic (Non-GAAP)	Organic % Change
Retail	$2,066,454	$2,181,048	$(155,789)	$2,025,259	2.0
Foodservice	1,009,672	1,043,634	(74,545)	969,089	4.2
International	207,350	230,068	(16,433)	213,635	(2.9)
Total Net Sales	$3,283,475	$3,454,751	$(246,768)	$3,207,983	2.4

	Fiscal Year Ended
	October 30, 2022			October 31, 2021
In thousands	Reported (GAAP)	Acquisitions	Organic (Non-GAAP)	Reported (GAAP)	53rd Week	Organic (Non-GAAP)	Organic % Change
Retail	$7,987,598	$(514,708)	$7,472,890	$7,418,079	$(155,789)	$7,262,290	2.9
Foodservice	3,691,408	(80,979)	3,610,429	3,130,174	(74,545)	3,055,629	18.2
International	779,799	(9,877)	769,922	837,936	(16,433)	821,503	(6.3)
Total Net Sales	$12,458,806	$(605,565)	$11,853,241	$11,386,189	$(246,768)	$11,139,421	6.4

EBIT AND EBITDA (NON-GAAP)

	Fiscal Year Ended
In thousands	October 30, 2022	October 31, 2021
EBIT:
Net Earnings Attributable to Hormel Foods Corporation	$999,987	$908,839
Plus: Income Tax Expense	277,877	217,029
Plus: Interest Expense	62,515	43,307
Less: Interest and Investment Income	28,012	46,878
EBIT	$1,312,367	$1,122,297
EBITDA:
EBIT per above	1,312,367	1,122,297
Plus: Depreciation and Amortization	235,885	209,309
EBITDA	$1,548,252	$1,331,606

LIQUIDITY AND CAPITAL RESOURCES

When assessing liquidity and capital resources, the Company evaluates cash and cash equivalents, short-term and long-term investments, income from operations, and borrowing capacity.

Cash Flow Highlights

	Fiscal Year Ended
In millions	October 29, 2023	October 30, 2022
Cash and Cash Equivalents	$737	$982
Cash Provided By (Used in) Operating Activities	1,048	1,135
Cash Provided by (Used in) Investing Activities	(690)	(258)
Cash Provided by (Used in) Financing Activities	(600)	(487)

Cash and cash equivalents decreased in fiscal 2023. The Company’s income from operations was sufficient to cover dividend payments and capital expenditures. Cash on hand was also used to fund an investment in Garudafood, a food and beverage company in Indonesia. Additional details related to significant drivers of cash flows are provided below.

Cash Provided by (Used in) Operating Activities
▪Cash flows from operating activities were largely impacted by changes in operating assets and liabilities.
–Accounts receivable decreased $49 million in fiscal 2023 primarily due to timing of sales and more efficient collections. The $28 million decrease in fiscal 2022 is largely due to timing of collections.
–In fiscal 2023, inventory decreased $36 million as a result of strategic inventory management efforts implemented to address elevated inventory levels. The $352 million increase in fiscal 2022 is due to inflation in raw material and other input costs and maintaining higher inventory levels.
–Prepaid expenses and other assets increased $69 million in fiscal 2023 primarily due to cash collateral requirements for the Company's hedging programs and timing of payments related to infrastructure improvement commitments. The increase in fiscal 2022 of $15 million is primarily due to the timing of payments.
–Accounts payable and accrued expenses decreased $141 million in fiscal 2023 related to the timing of payments and lower promotional and incentive compensation expenses. In fiscal 2022, accounts payable and accrued expenses decreased $15 million related to the timing of payments.

Cash Provided by (Used in) Investing Activities
▪In fiscal 2023, the Company acquired a minority interest in Garudafood for $426 million, including associated transaction costs.
▪Capital expenditures were $270 million and $279 million in fiscal 2023 and 2022, respectively. The largest projects for fiscal 2023 included a new production line for the SPAM® family of products in Dubuque, Iowa, initial phases of the transition from harvest to value-added capacity in Barron, Wisconsin, wastewater infrastructure in Austin, Minnesota, and pepperoni capacity in Omaha, Nebraska. The largest spend in fiscal 2022 also included the capacity expansion for SPAM® and pepperoni as well as for bacon in Austin, Minnesota.

Cash Provided by (Used in) Financing Activities
▪Cash dividends paid to the Company’s shareholders are an ongoing financing activity for the Company with payments totaling $593 million in fiscal 2023 and $558 million in fiscal 2022. The dividend rate was $1.10 per share in fiscal 2023 compared to $1.04 per share in fiscal 2022.
▪During fiscal 2023, the Company repurchased 310,000 shares for $12 million.

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

Dividend Payments
The Company remains committed to providing returns to investors through cash dividends. The Company has paid 381 consecutive quarterly dividends since becoming a public company in 1928. The annual dividend rate for fiscal 2024 will increase to $1.13 per share, representing the 58th consecutive annual dividend increase.

Capital Expenditures
Capital expenditures are first allocated to required maintenance and then growth opportunities based on the needs of the business. Capital expenditures supporting growth opportunities in fiscal 2024 are expected to focus on projects related to value-added capacity, infrastructure, and new technology. Capital expenditures for fiscal 2024 are estimated to be $280 million.

Debt
As of October 29, 2023, the Company’s outstanding debt included $3.3 billion of fixed rate unsecured senior notes due in fiscal 2024, 2028, 2030, and 2051 with interest payable semi-annually. During fiscal 2023, the Company made $55 million of interest payments and expects to make $55 million of interest payments in fiscal 2024 on these notes. In fiscal 2023, $950 million of the notes was reclassified as Current Maturities of Long-term Debt on the Consolidated Statements of Financial Position. See Note L - Long-Term Debt and Other Borrowing Arrangements of the Notes to the Consolidated Financial Statements for additional information.

Borrowing Capacity
As a source of short-term financing, the Company maintains a $750 million unsecured revolving credit facility. The maximum commitment under this credit facility may be further increased by $375 million, generally by mutual agreement of the lenders and the Company, subject to certain customary conditions. Funds drawn from this facility may be used by the Company to refinance existing debt, for working capital or other general corporate purposes, and for funding acquisitions. The lending commitments under the facility are scheduled to expire on May 6, 2026, at which time the Company will be required to pay in full all obligations then outstanding. As of October 29, 2023, the Company had no outstanding draws from this facility.

Debt Covenants
The Company’s debt and credit agreements contain customary terms and conditions including representations, warranties, and covenants. These debt covenants limit the ability of the Company to, among other things, incur debt for borrowed money secured by certain liens, engage in certain sale and leaseback transactions, and require maintenance of certain consolidated leverage ratios. As of October 29, 2023, the Company was in compliance with all covenants and expects to maintain compliance in the future.

Cash Held by International Subsidiaries
As of October 29, 2023, the Company had $164 million of cash and cash equivalents held by international subsidiaries. The Company maintains all undistributed earnings as permanently reinvested. The Company evaluates the balance and uses of cash held internationally based on the needs of the business.

Share Repurchases
The Company is authorized to repurchase 3,677,494 shares of common stock as part of an existing plan approved by the Company’s Board of Directors. During fiscal 2023, the Company repurchased 310,000 shares for $12 million. The Company continues to evaluate share repurchases as part of its capital allocation strategy.

Commitments
The following table shows a schedule of the Company's material cash commitments as of October 29, 2023:

In millions	Payments Due by Periods
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase Commitments(1)	$2,763	$1,229	$1,178	$298	$59
Debt Repayments(2)	3,300	950	—	750	1,600
Interest Payments on Long-term Debt(2)	708	55	98	98	457
Pension & Other Post-retirement Benefit Payments(3)	1,138	104	217	227	590
Lease Obligations(4)	194	41	69	47	36
Other Commitments(5)	110	51	59	—	—
(1)    The Company commits to purchase quantities of livestock, grain, and other raw materials to ensure a steady supply of production inputs. The Company uses hedging programs to manage price risk associated with a portion of the future grain and hog commitments. The purchase commitments listed above do not reflect the impact of the hedging instruments that manage the risk of fluctuating commodity markets. See Note F - Derivatives and Hedging and Note J - Commitments and Contingencies of the Notes to the Consolidated Financial Statements for additional information.

(2)    As of October 29, 2023, the Company’s outstanding debt included unsecured senior notes due in fiscal 2024, 2028, 2030, and 2051. The Company is required by certain covenants in its debt agreements to maintain specified levels of financial ratios and financial position. See Note L - Long-Term Debt and Other Borrowing Arrangements of the Notes to the Consolidated Financial Statements for additional information.

(3)    Represents pension and other post-retirement benefit payments related to the Company's unfunded defined benefit plans. Benefit payments reflect expectations for the next ten years as estimates are not readily available beyond that point. See Note G - Pension and Other Post-Retirement Benefits of the Notes to the Consolidated Financial Statements for additional information.

(4)    See Note K - Leases of the Notes to the Consolidated Financial Statements for additional detail. Lease payments exclude $31.2 million of legally binding minimum lease payments for leases signed but not yet commenced.

(5)    Includes obligations related to infrastructure improvements supporting various manufacturing facilities and a media advertising agreement.

Off Balance Sheet Arrangements
As of October 29, 2023, the Company had $48.6 million of standby letters of credit issued on its behalf. The standby letters of credit are primarily related to the Company’s self-insured workers compensation programs. This amount includes revocable standby letters of credit totaling $2.7 million for obligations of an affiliated party that may arise under workers compensation claims. Letters of credit are not reflected on the Consolidated Statements of Financial Position.

CRITICAL ACCOUNTING ESTIMATES

Management's discussion and analysis of financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates, judgments, and assumptions that can have a meaningful effect on the reporting of consolidated financial statements. See Note A - Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements for additional information.

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

Sensitivity of Estimate to Change: While the Company considers all of its tax positions fully supportable, the Company is occasionally challenged by various tax authorities regarding the amount of taxes due. The Company recognizes a tax position in its financial statements when it is more likely than not the position will be sustained upon examination, based on its technical merits. The position is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. A change in judgment related to the expected ultimate resolution of uncertain tax positions will be recognized in earnings in the quarter of such change. As of October 29, 2023, the Company had $21.5 million of unrecognized tax benefits, including estimated interest and penalties, recorded in Other Long-term Liabilities.

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

Sensitivity of Estimate to Change: The Company did not have any business combinations in fiscal 2023 and 2022. On June 7, 2021, the Company acquired the Planters® snack nuts business for $3.4 billion and used a third-party valuation specialist to perform the valuation of the assets acquired. Refer to Note B - Acquisitions and Divestitures of the Notes to the Consolidated

Financial Statements for additional information. The Company acquired trade names which were determined to have a fair value of $712.0 million. Key assumptions used to calculate the fair value of the trade names using a relief from royalty model included revenue projections, royalty rates, and discount rates. The Company also identified customer relationships which were assigned a fair value of $51.0 million using the distributor method under the income approach. Assumptions in valuing this asset included future earnings projections, customer attrition rate, and discount rate, among others. The Company believes the estimates applied are based on reasonable assumptions, but which are inherently uncertain. As a result, actual results may differ from the assumptions and judgments used to determine fair value of the assets acquired, which could result in material impairment losses in the future.

Goodwill and Other Indefinite-Lived Intangibles
Description: Other indefinite-lived intangible assets primarily include trade names obtained through business acquisitions which are originally recorded at their estimated fair values at the date of acquisition. Goodwill is the residual after allocating the purchase price to net assets acquired and is allocated across the Company’s reporting units: Retail, Foodservice, and International. Goodwill and indefinite-lived intangible assets are not amortized but tested annually for impairment, or more frequently if impairment indicators arise. If the carrying value of these assets exceeds the estimated fair value, the asset is considered impaired which requires a reduction to earnings. See Note A - Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements for additional details regarding the Company’s procedures.

Judgments and Uncertainties: Determining whether impairment indicators exist and estimating the fair value of the Company’s goodwill reporting units and intangible assets for impairment testing requires significant judgment. Indefinite-lived trade names are evaluated for impairment using an income approach utilizing the relief from royalty method. Significant assumptions include royalty rate, annual projected revenue, discount rate, and estimated long-term growth rate. Estimating the fair value of goodwill reporting units using the discounted cash flow model requires management to make assumptions and projections of future cash flows, revenues, earnings, discount rates, long-term growth rates, and other factors.

Sensitivity of Estimate to Change: The assumptions used to assess impairment consider historical trends, macroeconomic conditions, and projections consistent with the Company’s operating strategy. Changes in these estimates can have a significant impact on the assessment of fair value which could result in material impairment losses.

As a result of organizational changes in the first quarter of fiscal 2023, the Company conducted an assessment of its operating segments and reporting units. Based on this analysis, goodwill was reallocated using the relative fair value approach. Prior to the goodwill reallocation, an impairment assessment was performed which indicated no impairment to the Company's reporting units. Subsequent to the goodwill reallocation, the Company completed quantitative impairment testing on each new reporting unit. The estimated fair value of each goodwill reporting unit exceeded the calculated carrying value by more than 50 percent. During the fourth quarter of fiscal 2023, the Company performed a qualitative assessment of goodwill. No goodwill impairment charges were recorded as a result of the assessment. Based on the quantitative testing performed in the first quarter of fiscal 2023, a 10 percent decline in projected cash flows or 10 percent increase in the discount rate would not result in an impairment.

The Company also performed a qualitative impairment assessment for indefinite-lived intangible assets in the fourth quarter of fiscal 2023. As a result of the qualitative assessment, it was determined that it was more likely than not the Justin's® trade name was impaired, and the Company performed a quantitative impairment test. As a result of the quantitative impairment test, a $28.4 million intangible asset impairment charge was recorded for the Justin's® trade name. No other impairment charges were recorded as a result of the qualitative assessment. The Company last completed quantitative testing for the other indefinite-lived intangible assets in fiscal 2021 and the estimated fair value of each indefinite-lived intangible asset exceeded the carrying value by more than 10 percent. Based on the fiscal 2021 testing, a 10 percent decline in forecasted revenue or 10 percent increase in the discount rate would not result in a material impairment. Based on the fiscal 2023 quantitative impairment test, a 10 percent decline in forecasted revenue or 10 percent increase in the discount rate used for the Justin's® trade name would not result in additional material impairment.

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

Sensitivity of Estimate to Change: The assumed discount rate, expected long-term rate of return on plan assets, rate of future compensation increase, interest crediting rate, and the health care cost trend rate have a significant impact on the amounts reported for the benefit plans. For the year ended October 29, 2023, the Company had $1.2 billion and $186.2 million in pension benefit obligation and post-retirement benefit obligation, respectively. For fiscal 2024, the Company expects pension benefit costs of $44.3 million and post-retirement benefit costs of $10.5 million. A one-percentage-point change in these rates would have the following effects:

	One-Percentage-Point
	Benefit Cost		Benefit Obligation
In millions	Increase	Decrease	Increase	Decrease
Pension Benefits
Discount Rate	$(11.0)	$13.0	$(108.5)	$129.7
Expected Long-term Rate of Return on Plan Assets	(11.5)	11.5	—	—
Rate of Future Compensation Increase	1.7	(1.5)	1.0	(1.3)
Interest Crediting Rate	4.3	(3.6)	11.6	(10.2)
Post-retirement Benefits
Discount Rate	$(0.2)	$0.3	$(12.4)	$14.3
Health Care Cost Trend Rate	1.0	(0.9)	14.3	(12.6)

As of October 29, 2023, the Company had $79.4 million and $638.4 million of private equity and NAV investments, respectively. These valuations are subject to judgments and assumptions of the funds which may prove to be incorrect, resulting in risks of incorrect valuation of these investments. The Company seeks to mitigate these risks by evaluating the appropriateness of the funds’ judgments and assumptions by reviewing the financial data included in the funds’ financial statements. The Company also holds quarterly meetings with the investment adviser to review fund performance, which include comparisons to the relevant indices. On an annual basis, the Company performs pricing tests on certain underlying investments to gain additional assurance of the reliability of values received from the fund manager.

See Note G - Pension and Other Post-Retirement Benefits of the Notes to the Consolidated Financial Statements for additional information.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various forms of market risk as a part of its ongoing business practices. The Company utilizes derivative instruments to mitigate earnings fluctuations due to market volatility.

Commodity Price Risk: The Company is subject to commodity price risk primarily through grain, lean hog, and natural gas markets. To reduce these exposures and offset the fluctuations caused by changes in market conditions, the Company employs hedging programs. These programs utilize futures, swaps, and options contracts and are accounted for as cash flow hedges. The fair value of the Company’s cash flow commodity contracts as of October 29, 2023, was $17.1 million compared to $21.6 million as of October 30, 2022. The Company measures its market risk exposure on its cash flow commodity contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices. A 10 percent decrease in the market price would have negatively impacted the fair value of the Company's cash flow commodity contracts as of October 29, 2023, by $26.3 million, which in turn would lower the Company's future cost on purchased commodities by a similar amount.

Interest Rate Risk: The Company is subject to interest rate risk primarily from changes in fair value of long-term fixed rate debt. As of October 29, 2023, the Company’s long-term debt had a fair value of $2.7 billion compared to $2.7 billion as of October 30, 2022. The Company measures its market risk exposure of long-term fixed rate debt using a sensitivity analysis, which considers a 10 percent change in interest rates. A 10 percent decrease in interest rates would have positively impacted the fair value of the Company’s long-term debt as of October 29, 2023, by $83.6 million. A 10 percent increase would have negatively impacted the long-term debt by $77.5 million.

Foreign Currency Exchange Rate Risk: The fair values of certain assets are subject to fluctuations in foreign currency exchange rates. The Company's net asset position in foreign currencies as of October 29, 2023, was $1.1 billion, compared to $652.4 million as of October 30, 2022, with most of the exposure existing in Indonesian rupiah, Chinese yuan, and Brazilian real. The Company currently does not use market risk sensitive instruments to manage this risk.

Investment Risk: The Company has corporate-owned life insurance policies classified as trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans. As of October 29, 2023, the balance of these securities totaled $188.2 million compared to $186.2 million as of October 30, 2022. The rabbi trust is invested primarily in fixed income funds. The Company is subject to market risk due to fluctuations in the value of the remaining investments as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis. A 10 percent decline in the value of the investments not held in fixed income funds would have negatively impacted the Company’s pretax earnings by approximately $7.8 million, while a 10 percent increase in value would have a positive impact of the same amount.

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

Based on our evaluation under the framework in Internal Control - Integrated Framework, we concluded that our internal control over financial reporting was effective as of October 29, 2023. Our internal control over financial reporting as of October 29, 2023, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ James P. Snee	/s/ Jacinth C. Smiley
James P. Snee	Jacinth C. Smiley
Chairman of the Board,	Executive Vice President
President and Chief Executive Officer	and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hormel Foods Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Hormel Foods Corporation’s internal control over financial reporting as of October 29, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hormel Foods Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 29, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Company as of October 29, 2023 and October 30, 2022, the related consolidated statements of operations, comprehensive income, changes in shareholders’ investment and cash flows for each of the three years in the period ended October 29, 2023 and the related notes and schedule listed in the Index at Item 15 and our report dated December 6, 2023 expressed an unqualified opinion thereon.

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
December 6, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hormel Foods Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Hormel Foods Corporation (the Company) as of October 29, 2023 and October 30, 2022, the related consolidated statements of operations, comprehensive income, changes in shareholders’ investment and cash flows for each of the three years in the period ended October 29, 2023 and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 29, 2023 and October 30, 2022, and the results of its operations and its cash flows for each of the three years in the period ended October 29, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 29, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 6, 2023 expressed an unqualified opinion thereon.

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

Valuation of Alternative Investments — Pension Assets

Description of the Matter
At October 29, 2023, the Company had $1.2 billion in plan assets related to the defined benefit pension plans. Approximately 61% of the total pension assets are in private equity funds, real estate – domestic funds, global stocks – collective investment funds, global stocks – gold funds, hedge funds, fixed income – hedge funds, and fixed income – collective investment funds. These types of investments are referred to as “alternative investments.” As documented in the notes of the financial statements, these alternative investments are valued at net asset value (NAV) or are valued using significant unobservable inputs.

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

Valuation of Alternative Investments — Pension Assets

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
Minneapolis, Minnesota
December 6, 2023

Consolidated Statements of Operations

	Fiscal Year Ended
	October 29,	October 30,	October 31,
In thousands, except per share amounts	2023	2022	2021
Net Sales	$12,110,010	$12,458,806	$11,386,189
Cost of Products Sold	10,110,169	10,294,120	9,458,283
Gross Profit	1,999,841	2,164,686	1,927,906
Selling, General, and Administrative	942,167	879,265	853,071
Equity in Earnings of Affiliates	42,754	27,185	47,763
Goodwill and Intangible Impairment	28,383	—	—
Operating Income	1,072,046	1,312,607	1,122,599
Interest and Investment Income	14,828	28,012	46,878
Interest Expense	73,402	62,515	43,307
Earnings Before Income Taxes	1,013,472	1,278,103	1,126,170
Provision for Income Taxes	220,552	277,877	217,029
Net Earnings	792,920	1,000,226	909,140
Less: Net Earnings (Loss) Attributable to Noncontrolling Interest	(653)	239	301
Net Earnings Attributable to Hormel Foods Corporation	$793,572	$999,987	$908,839

Net Earnings Per Share:
Basic	$1.45	$1.84	$1.68
Diluted	$1.45	$1.82	$1.66
Weighted-average Shares Outstanding:
Basic	546,421	544,918	541,114
Diluted	548,982	549,566	547,580

See Notes to the Consolidated Financial Statements

Consolidated Statements of Comprehensive Income

	Fiscal Year Ended
	October 29,	October 30,	October 31,
In thousands	2023	2022	2021
Net Earnings	$792,920	$1,000,226	$909,140
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	3,588	(39,393)	13,379
Pension and Other Benefits	11,632	65,587	71,967
Derivatives and Hedging	(38,940)	(5,267)	33,034
Equity Method Investments	6,847	—	—
Total Other Comprehensive Income (Loss)	(16,874)	20,927	118,380
Comprehensive Income	776,045	1,021,153	1,027,520
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	(836)	(542)	700
Comprehensive Income Attributable to Hormel Foods Corporation	$776,881	$1,021,695	$1,026,820

See Notes to the Consolidated Financial Statements

Consolidated Statements of Financial Position

	October 29,	October 30,
In thousands, except share and per share amounts	2023	2022
Assets
Cash and Cash Equivalents	$736,532	$982,107
Short-term Marketable Securities	16,664	16,149
Accounts Receivable (Net of Allowance for Doubtful Accounts of $3,557 at October 29, 2023 and $3,507 at October 30, 2022)	817,391	867,593
Inventories	1,680,406	1,716,059
Taxes Receivable	7,242	7,177
Prepaid Expenses and Other Current Assets	39,014	48,041
Total Current Assets	3,297,249	3,637,125
Goodwill	4,928,464	4,925,829
Other Intangibles	1,757,171	1,803,027
Pension Assets	204,697	245,566
Investments in Affiliates	725,121	271,058
Other Assets	370,252	283,169
Property, Plant, and Equipment
Land	74,626	74,303
Buildings	1,458,354	1,398,255
Equipment	2,781,730	2,636,660
Construction in Progress	195,665	216,246
Less: Allowance for Depreciation	(2,344,557)	(2,184,319)
Net Property, Plant, and Equipment	2,165,818	2,141,146
Total Assets	$13,448,772	$13,306,919
Liabilities and Shareholders’ Investment
Accounts Payable	$771,397	$816,604
Accrued Expenses	51,679	58,801
Accrued Marketing Expenses	87,452	113,105
Employee-Related Expenses	263,330	279,072
Interest and Dividends Payable	172,178	163,963
Taxes Payable	15,212	32,925
Current Maturities of Long-term Debt	950,529	8,796
Total Current Liabilities	2,311,776	1,473,266
Long-term Debt Less Current Maturities	2,358,719	3,290,549
Pension and Post-retirement Benefits	349,268	385,832
Deferred Income Taxes	498,106	475,212
Other Long-term Liabilities	191,917	141,840
Shareholders’ Investment
Preferred Stock, Par Value $0.01 a Share — Authorized 160,000,000 Shares; Issued — None	—	—
Common Stock, Nonvoting, Par Value $0.01 a Share — Authorized 400,000,000 Shares; Issued — None	—	—
Common Stock, Par Value $0.01465 a Share — Authorized 1,600,000,000 Shares; Issued 546,599,420 Shares October 29, 2023 Issued 546,237,051 Shares October 30, 2022	8,007	8,002
Additional Paid-in Capital	506,179	469,468
Accumulated Other Comprehensive Loss	(272,252)	(255,561)
Retained Earnings	7,492,952	7,313,374
Hormel Foods Corporation Shareholders’ Investment	7,734,885	7,535,284
Noncontrolling Interest	4,100	4,936
Total Shareholders’ Investment	7,738,985	7,540,219
Total Liabilities and Shareholders’ Investment	$13,448,772	$13,306,919

See Notes to the Consolidated Financial Statements

Consolidated Statements of Changes in Shareholders’ Investment

	Hormel Foods Corporation Shareholders
In thousands, except per	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Investment
share amounts	Shares	Amount	Shares	Amount
Balance at October 25, 2020	539,887	$7,909	—	$—	$289,554	$6,523,335	$(395,250)	$4,778	$6,430,326
Net Earnings						908,839		301	909,140
Other Comprehensive Income (Loss)							117,981	399	118,380
Purchases of Common Stock			(469)	(19,958)					(19,958)
Stock-based Compensation Expense	38	1			24,743				24,744
Exercise of Stock Options/ Restricted Shares	2,956	43			46,326				46,369
Shares Retired	(469)	(7)	469	19,958	(287)	(19,664)			—
Declared Dividends — $0.98 per Share						(530,640)			(530,640)
Balance at October 31, 2021	542,412	$7,946	—	$—	$360,336	$6,881,870	$(277,269)	$5,478	$6,978,360
Net Earnings						999,987		239	1,000,226
Other Comprehensive Income (Loss)							21,708	(782)	20,927
Stock-based Compensation Expense	37	1			27,786				27,786
Exercise of Stock Options/ Restricted Shares	3,787	55			79,871				79,927
Declared Dividends — $1.04 per Share					1,475	(568,482)			(567,007)
Balance at October 30, 2022	546,237	$8,002	—	$—	$469,468	$7,313,374	$(255,561)	$4,936	$7,540,219
Net Earnings						793,572		(653)	792,920
Other Comprehensive Income (Loss)							(16,691)	(183)	(16,874)
Purchases of Common Stock			(310)	(12,303)					(12,303)
Stock-based Compensation Expense	44	—			24,077				24,077
Exercise of Stock Options/ Restricted Shares	629	9			12,009				12,018
Shares Retired	(310)	(5)	310	12,303	(277)	(12,021)			—
Declared Dividends — $1.10 per Share					902	(601,974)			(601,072)
Balance at October 29, 2023	546,599	$8,007	—	$—	$506,179	$7,492,952	$(272,252)	$4,100	$7,738,985

See Notes to the Consolidated Financial Statements

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	October 29,	October 30,	October 31,
In thousands	2023	2022	2021
Operating Activities
Net Earnings	$792,920	$1,000,226	$909,140
Adjustments to Reconcile to Net Cash Provided by (Used in) Operating Activities:
Depreciation	227,331	213,026	183,772
Amortization	25,980	22,859	25,537
Equity in Earnings of Affiliates	(42,754)	(27,185)	(47,763)
Distributions Received from Equity Method Investees	38,160	43,039	44,999
Provision for Deferred Income Taxes	31,794	177,000	28,677
Non-cash Investment Activities	(2,392)	19,298	(24,215)
Stock-based Compensation Expense	24,077	24,943	24,744
Operating Lease Cost	29,072	20,633	16,699
Goodwill and Intangible Impairment	28,383	—	—
Other Non-cash, Net	20,034	12,931	6,129
Changes in Operating Assets and Liabilities, Net of Acquisitions:
Decrease (Increase) in Accounts Receivable	48,998	28,365	(191,627)
Decrease (Increase) in Inventories	35,714	(351,663)	(145,176)
Decrease (Increase) in Prepaid Expenses and Other Assets	(68,666)	(15,460)	34,555
Increase (Decrease) in Pension and Post-retirement Benefits	18,272	(29,392)	(15,448)
Increase (Decrease) in Accounts Payable and Accrued Expenses	(140,519)	(14,511)	115,099
Increase (Decrease) in Net Income Taxes Payable	(18,557)	10,869	36,811
Net Cash Provided by (Used in) Operating Activities	1,047,847	1,134,977	1,001,934
Investing Activities
Net (Purchase) Sale of Securities	(42)	2,493	(4,364)
Acquisitions of Businesses and Intangibles	—	—	(3,396,246)
Purchases of Property, Plant, and Equipment	(270,211)	(278,918)	(232,416)
Proceeds from Sales of Property, Plant, and Equipment	5,322	1,224	2,216
Proceeds from (Purchases of) Affiliates and Other Investments	(427,709)	2,404	(343)
Proceeds from Company-owned Life Insurance	3,096	14,761	5,315
Net Cash Provided by (Used in) Investing Activities	(689,544)	(258,037)	(3,625,839)
Financing Activities
Proceeds from Long-term Debt	1,980	—	2,276,292
Repayments of Long-term Debt and Finance Leases	(8,827)	(8,673)	(258,617)
Dividends Paid on Common Stock	(592,932)	(557,839)	(523,114)
Share Repurchase	(12,303)	—	(19,958)
Proceeds from Exercise of Stock Options	12,018	79,827	45,919
Net Cash Provided by (Used in) Financing Activities	(600,064)	(486,684)	1,520,520
Effect of Exchange Rate Changes on Cash	(3,814)	(21,679)	2,606
Increase (Decrease) in Cash and Cash Equivalents	(245,575)	368,577	(1,100,778)
Cash and Cash Equivalents at Beginning of Year	982,107	613,530	1,714,309
Cash and Cash Equivalents at End of Year	$736,532	$982,107	$613,530

See Notes to the Consolidated Financial Statements

Notes to the Consolidated Financial Statements

Note A
Summary of Significant Accounting Policies

Principles of Consolidation: The Consolidated Financial Statements include the accounts of Hormel Foods Corporation (the Company) and all its majority-owned subsidiaries after elimination of intercompany accounts, transactions, and profits.

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

Fiscal Year: The Company’s fiscal year ends on the last Sunday in October. Fiscal years 2023 and 2022 consisted of 52 weeks. Fiscal year 2021 consisted of 53 weeks. Fiscal year 2024 will consist of 52 weeks.

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

Cash and Cash Equivalents: The Company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents. The Company’s cash equivalents as of October 29, 2023 and October 30, 2022, consisted primarily of bank deposits, money market funds rated AAA, or other highly liquid investment accounts. The Net Asset Value (NAV) of the Company’s money market funds is based on the market value of the securities in the portfolio.

Fair Value Measurements: Pursuant to the provisions of Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, the Company measures certain assets and liabilities at fair value or discloses the fair value of certain assets and liabilities recorded at cost in the Consolidated Financial Statements. Fair value is calculated as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). ASC 820 establishes a fair value hierarchy which requires assets and liabilities measured at fair value to be categorized into one of three levels based on the inputs used in the valuation. The Company classifies assets and liabilities in their entirety based on the lowest level of input significant to the fair value measurement. The three levels are defined as follows:

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

Compensation: The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred compensation plans. Under the plans, participants can defer certain types of compensation and elect to receive a return on the deferred amounts based on the changes in fair value of various investment options, primarily a variety of mutual funds. The Company has corporate-owned life insurance policies on certain participants in the deferred compensation plans. The cash surrender value of the policies is included in Other Assets on the Consolidated Statements of Financial Position. The securities held by the trust are classified as trading securities. Therefore, unrealized gains and losses associated with these investments are included in the Company’s earnings. Securities held by the trust generated gains (losses) of $3.2 million, $(16.8) million, and $21.2 million for fiscal years 2023, 2022, and 2021, respectively.

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

If the rate implicit in the lease is not readily determinable, the Company used its periodic incremental borrowing rate, based on the information available at commencement date, to determine the present value of future lease payments. Leases and right-of-use assets that existed prior to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842) were valued using the incremental borrowing rate on October 28, 2019.

Impairment of Long-Lived Assets and Definite-Lived Intangible Assets: Definite-lived intangible assets are amortized over their estimated useful lives. The Company reviews long-lived assets and definite-lived intangible assets for impairment annually, or more frequently when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets and any related goodwill, the carrying value is reduced to the estimated fair value. The Company recorded no material impairment charges for long-lived or definite-lived assets in fiscal years 2023, 2022, or 2021.

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

As a result of organizational changes in the first quarter of fiscal 2023, the Company conducted an assessment of its operating segments and reporting units. Based on this analysis, goodwill was reallocated using the relative fair value approach. Prior to the goodwill reallocation, an impairment assessment was performed which indicated no impairment to the Company's reporting units. Subsequent to the goodwill reallocation, the Company completed quantitative impairment testing on each new reporting unit. The fair value of each reporting unit exceeded its carrying amount; therefore, no impairment charges were recorded.

During the fourth quarter of fiscal 2023, the Company completed its annual goodwill impairment tests and performed qualitative assessments. No impairment charges were recorded as a result of the annual assessments in fiscal years 2023, 2022, and 2021.

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

During the fourth quarter of fiscal 2023, the Company completed its annual indefinite-lived asset impairment tests by performing qualitative assessments. As a result of the qualitative assessments, it was determined that more likely than not the Justin's® trade name was impaired, and the Company performed a quantitative impairment test. As a result of the quantitative impairment test, a $28.4 million intangible asset impairment charge was recorded for the Justin's® trade name. No other impairment charges were recorded as a result of the qualitative assessments in fiscal years 2023 and 2022 and quantitative assessments in fiscal year 2021.

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

Derivatives and Hedging Activity: The Company uses derivative instruments to manage its exposure to commodity prices and interest rates. The derivative instruments are recorded at fair value on the Consolidated Statements of Financial Position. The cash flow impacts from the derivative instruments are primarily included in Operating Activities in the Consolidated Statements of Cash Flows. Additional information on hedging activities is presented in Note F - Derivatives and Hedging.

Equity Method Investments: The Company has a number of investments for which its voting interests are in excess of 20 percent but not greater than 50 percent and for which there are no other indicators of control. The Company accounts for such investments under the equity method of accounting and its underlying share of each investee’s equity, along with any balances due to or from affiliates, is reported on the Consolidated Statements of Financial Position as part of Investments in Affiliates. The Company records its interest in the net earnings of its equity method investments, along with adjustments for unrealized profits on intra-entity transactions and amortization of basis differences, within Equity in Earnings of Affiliates in the Consolidated Statements of Operations. Financial results for certain entities are reported on a 30- to 90-day lag.

The Company regularly monitors and evaluates the fair value of its equity investments. If events and circumstances, such as ongoing or projected decreases in earnings or significant business disruptions, indicate that a decline in the fair value of these assets has occurred and is other than temporary, the Company will record a charge in Equity in Earnings of Affiliates in the Consolidated Statements of Operations. The Company recorded a $7.0 million impairment in fiscal 2023 related to a corporate venturing investment. The Company did not record an impairment charge on any of its equity investments in fiscal 2022 or 2021. See additional information pertaining to the Company’s equity method investments in Note D - Investments in Affiliates.

The Company uses the cumulative earnings approach to determine the cash flow presentation of distributions from equity method investments. Distributions received are reflected in operating activities in the Consolidated Statements of Cash Flows unless the cumulative distributions exceed the portion of the cumulative equity in earnings of the equity method investment. Distributions in excess of the cumulative equity in earnings are deemed to be returns of the investment and classified as investing activities in the Consolidated Statements of Cash Flows.

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

The Company discloses revenue by reportable segment and class of similar product in Note P - Segment Reporting.

Allowance for Doubtful Accounts: The Company estimates the Allowance for Doubtful Accounts based on a combination of factors, evaluations, and historical data while considering current and future economic conditions.

Advertising Expenses: Advertising costs are included in Selling, General, and Administrative and expensed when incurred. Advertising expenses include all media advertising but exclude the costs associated with samples, demonstrations, and market research. Advertising costs for fiscal years 2023, 2022, and 2021 were $160.1 million, $157.3 million, and $138.5 million, respectively.

Shipping and Handling Costs: The Company’s shipping and handling expenses are included in Cost of Products Sold in the Consolidated Statements of Operations.

Research and Development Expenses: Research and development costs are expensed as incurred and are included in Selling, General, and Administrative expenses in the Consolidated Statements of Operations. Research and development expenses incurred for fiscal years 2023, 2022, and 2021 were $33.7 million, $34.7 million, and $33.6 million, respectively.

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

Supplemental Cash Flow Information: Non-cash investment activities presented in the Consolidated Statements of Cash Flows primarily consist of unrealized gains or losses on the Company’s rabbi trust. The noted investments are included in Other Assets on the Consolidated Statements of Financial Position. Changes in the value of these investments are presented in the Consolidated Statements of Operations as Interest and Investment Income.

Reclassifications: Certain reclassifications of previously reported amounts have been made to conform to the current year presentation. Amortization related to operating leases and debt issuance costs were reclassified from Amortization to separate line items within the operating activities section of the Consolidated Statements of Cash Flows. These reclassifications had no impact on the Consolidated Statements of Operations, Consolidated Statements of Financial Position, or the Increase (Decrease) in Cash and Cash Equivalents in the Consolidated Statements of Cash Flows.

Accounting Changes and Recent Accounting Pronouncements:

New Accounting Pronouncements Recently Adopted

Fiscal 2023
No new accounting standards were adopted during fiscal 2023.

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

New Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07 Segment Reporting - Improving Reportable Segment Disclosures (Topic 280). The update is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements. The Company is currently assessing the timing and impact of adopting the updated provisions.

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

Planters® is an iconic snack brand and this acquisition significantly expands the Company's presence, and should broaden the scope for future acquisitions, in the growing snacking space. Operating results for this acquisition have been included in the Company's Consolidated Statements of Operations from the date of acquisition and are reflected in the Retail, Foodservice, and International segments. The acquisition contributed $952.5 million, $1.0 billion and $410.8 million of net sales during fiscal 2023, 2022 and 2021, respectively. As the acquisition has been integrated within the Company's existing operations, post-acquisition net earnings are not discernible.
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

In thousands	Purchase Price Allocation
Inventory	$149,224
Property, Plant, and Equipment	170,958
Goodwill	2,313,064
Other Intangibles:
Trade Names	712,000
Customer Relationships	51,000
Purchase Price	$3,396,246

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

Fiscal Year Ended
In thousands	October 31, 2021
Pro Forma Net Sales	$12,061,686
Pro Forma Net Earnings Attributable to Hormel Foods Corporation	985,881

The pro forma results include charges for depreciation and amortization of acquired assets and interest expense on debt issued to finance the acquisition, as well as the related income taxes. The pro forma results also reflect an adjustment to add back the transaction costs incurred and revaluation of inventory acquired along with the related income tax effects.

See Note C - Goodwill and Intangible Assets for amounts assigned to goodwill and intangible assets.

Note C
Goodwill and Intangible Assets

Goodwill: Goodwill was reallocated as of October 31, 2022, due to organizational changes as described in Note A - Summary of Significant Accounting Policies. The changes in the carrying amount of goodwill for the fiscal years ended October 29, 2023 and October 30, 2022, are:

In thousands	Grocery Products	Refrigerated Foods	Jennie-O Turkey Store	Retail	Foodservice	International	Total
Balance at October 31, 2021	$2,398,354	$2,094,421	$176,628	$—	$—	$259,699	$4,929,102
Foreign Currency Translation	—	—	—	—	—	(3,273)	(3,273)
Balance at October 30, 2022	$2,398,354	$2,094,421	$176,628	$—	$—	$256,427	$4,925,829
Goodwill Reallocation	(2,398,354)	(2,094,421)	(176,628)	2,916,796	1,750,594	2,013	—
Foreign Currency Translation	—	—	—	—	—	2,635	2,635
Balance at October 29, 2023	$—	$—	$—	$2,916,796	$1,750,594	$261,074	$4,928,464

Intangible Assets: The carrying amounts for indefinite-lived intangible assets are:

	October 29,	October 30,
In thousands	2023	2022
Brands/Trade Names/Trademarks	$1,636,807	$1,665,190
Other Intangibles	184	184
Foreign Currency Translation	(5,893)	(6,599)
Total	$1,631,098	$1,658,775

The gross carrying amount and accumulated amortization for definite-lived intangible assets are:

	October 29, 2023		October 30, 2022
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
In thousands	Amount	Amortization	Amount	Amortization
Customer Lists/Relationships	$168,239	$(82,658)	$168,239	$(69,779)
Other Intangibles	59,241	(15,857)	59,241	(11,606)
Trade Names/Trademarks	6,540	(5,089)	10,536	(7,828)
Foreign Currency Translation	—	(4,344)	—	(4,551)
Total	$234,020	$(107,947)	$238,016	$(93,764)

Amortization expense on intangible assets for the last three fiscal years was:

In thousands
2023	$18,386
2022	19,274
2021	17,518

Estimated annual amortization expense on intangible assets for the five fiscal years after October 29, 2023, is as follows:

In thousands
2024	$16,381
2025	14,681
2026	14,210
2027	13,940
2028	13,009

During the fourth quarter of fiscal years 2023, 2022, and 2021, the Company completed required annual impairment tests of indefinite-lived intangible assets and goodwill. In fiscal 2023, an impairment was indicated for the Justin's® trade name, resulting in an impairment charge of $28.4 million. The expense is reflected in the Retail segment and included in Goodwill and Intangible Impairment in the Consolidated Statements of Operations. No other impairment was indicated. Useful lives of intangible assets were also reviewed during this process with no material changes identified.

Note D
Investments in Affiliates

Equity in Earnings of Affiliates consists of:

In thousands	% Owned	Fiscal Year Ended
		October 29, 2023	October 30, 2022	October 31, 2021
MegaMex Foods, LLC (1)	50%	$40,501	$19,861	$38,178
Other Equity Method Investments (2)	Various (20 - 50%)	2,253	7,324	9,585
Total Equity in Earnings of Affiliates		$42,754	$27,185	$47,763
(1) MegaMex, Foods, LLC, is reflected in the Retail Segment.
(2) Other Equity Method Investments are primarily reflected in the International Segment but also include corporate venturing investments.

Distributions received from equity method investees include:

In thousands	Fiscal Year Ended
	October 29, 2023	October 30, 2022	October 31, 2021
Dividends	$38,160	$43,039	$44,999

On December 15, 2022, the Company purchased from various minority shareholders a 29% common stock interest in PT Garudafood Putra Putri Jaya Tbk (Garudafood), a food and beverage company in Indonesia. On April 12, 2023, the Company purchased additional shares increasing the ownership interest to 30%. This investment expands the Company's presence in Southeast Asia and supports the global execution of the snacking and entertaining strategic priority. The Company has the ability to exercise significant influence, but not control, over Garudafood; therefore, the investment is accounted for under the equity method.

The Company obtained its Garudafood interest for a purchase price of $425.8 million, including associated transaction costs. The transaction was funded using the Company's cash on hand. Based on a third-party valuation, the Company's basis difference between the fair value of the investment and proportionate share of the carrying value of Garudafood's net assets is $324.8 million. The basis difference related to inventory, property, plant and equipment, and certain intangible assets is being amortized through Equity in Earnings of Affiliates over the associated useful lives. As of October 29, 2023, the remaining basis difference was $324.6 million. Based on quoted market prices, the fair value of the common stock held in Garudafood was $291.2 million as of October 29, 2023.

In fiscal 2023, the Company recorded a $7.0 million impairment charge related to a corporate venturing investment to recognize a decline in fair value not believed to be temporary. The impact is reflected in Equity in Earnings of Affiliates on the Consolidated Statements of Operations. The Company determined that no other-than-temporary impairment existed for any other equity method investments as of October 29, 2023.

The Company recognized a basis difference of $21.3 million associated with the formation of MegaMex Foods, LLC, of which $9.3 million is remaining as of October 29, 2023. This difference is being amortized through Equity in Earnings of Affiliates.

Note E
Inventories

Principal components of inventories are:

In thousands	October 29, 2023	October 30, 2022
Finished Products	$954,432	$974,160
Raw Materials and Work-in-Process	448,535	440,193
Operating Supplies	168,289	206,289
Maintenance Materials and Parts	109,151	95,417
Total	$1,680,406	$1,716,059

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

Fair Value Commodity Hedges: The Company designates the futures it uses to minimize the price risk assumed when fixed forward priced contracts are offered to the Company’s commodity suppliers as fair value hedges. The programs are intended to make the forward priced commodities cost nearly the same as cash market purchases at the date of delivery. Changes in the fair value of the futures contracts and the gain or loss on the hedged purchase commitment are marked-to-market through earnings and recorded on the Consolidated Statements of Financial Position as a Current Asset and Current Liability, respectively. Gains or losses related to these fair value hedges are recognized through Cost of Products Sold in the periods in which the hedged transactions affect earnings.

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

Other Derivatives: The Company holds certain futures and swap contracts to manage the Company’s exposure to fluctuations in grain and pork commodity markets. The Company has not applied hedge accounting to these positions. Activity related to derivatives not designated as hedges is immaterial to the consolidated financial statements.

Volume: The Company's outstanding contracts related to its commodity hedging programs include:

In millions	October 29, 2023	October 30, 2022
Corn	30.7 bushels	34.3 bushels
Lean Hogs	144.2 pounds	177.5 pounds
Natural Gas	3.0 MMBtu	— MMBtu

Fair Value of Derivatives: The gross fair values of the Company’s derivative instruments designated as hedges are:

In thousands	Location on Consolidated Statements of Financial Position	October 29, 2023	October 30, 2022
Commodity Contracts(1)	Other Current Assets	$(13,233)	$13,504
(1) Amounts represent the gross fair value of commodity derivative assets and liabilities. The Company nets the derivative assets and liabilities for each of its commodity hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract. The amount or timing of cash collateral balances may impact the classification of the commodity derivative on the Consolidated Statements of Financial Position. The gross liability position as of October 29, 2023, is offset by the right to reclaim net cash collateral of $32.2 million contained within the master netting arrangement. The gross asset position as of October 30, 2022, is offset by the obligation to return net cash collateral of $1.3 million. See Note I - Fair Value Measurements for a discussion of these net amounts as reported on the Consolidated Statements of Financial Position.

Fair Value Hedge - Assets (Liabilities): The carrying amount of the Company’s fair value hedged assets (liabilities) are:

In thousands	Location on Consolidated Statements of Financial Position	October 29, 2023	October 30, 2022
Commodity Contracts	Accounts Payable(1)	$(4,914)	$5,725
Interest Rate Contracts	Current Maturities of Long-term Debt(2)	(442,549)	—
Interest Rate Contracts	Long-term Debt Less Current Maturities(2)	—	(430,050)
(1) Represents the carrying amount of fair value hedged assets and liabilities which are offset by other assets included in master netting arrangements described above.
(2) Represents the carrying amount of the hedged portion of the 2024 Notes. As of October 29, 2023, the carrying amount of the 2024 Notes included a cumulative fair value hedging adjustment of $7.5 million from discontinued hedges. In the third quarter of fiscal 2023, the 2024 Notes and the fair value hedging adjustment were reclassified from Long-term Debt less Current Maturities to Current Maturities of Long-term Debt on the Consolidated Statements of Financial Position.

Accumulated Other Comprehensive Loss Impact: As of October 29, 2023, the Company included in AOCL hedging losses (before tax) of $24.5 million on commodity contracts and gains (before tax) of $12.5 million related to interest rate settled positions. The Company expects to recognize the majority of the losses on commodity contracts over the next twelve months. Gains on interest rate contracts offset the hedged interest payments over the tenor of the associated debt instruments.

The effect on AOCL for gains or losses (before tax) related to the Company's derivative instruments are:

	Gain/(Loss) Recognized in AOCL(1)		Location on Consolidated Statements of Operations	Gain/(Loss) Reclassified from AOCL into Earnings(1)
In thousands	Fiscal Year Ended			Fiscal Year Ended
Cash Flow Hedges:	October 29, 2023	October 30, 2022		October 29, 2023	October 30, 2022
Commodity Contracts	$(50,353)	$56,371	Cost of Products Sold	$1,225	$57,592
Excluded Component(2)	1,127	(4,748)		—	—
Interest Rate Contracts	—	—	Interest Expense	988	988
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

Consolidated Statements of Operations Impact: The effect on the Consolidated Statements of Operations for gains or losses (before tax) related to the Company's derivative instruments are:

	Fiscal Year Ended
In thousands	October 29, 2023	October 30, 2022	October 31, 2021
Net Earnings Attributable to Hormel Foods Corporation	$793,572	$999,987	$908,839

Cash Flow Hedges - Commodity Contracts
Gain (Loss) Reclassified from AOCL	1,225	55,350	31,787
Amortization of Excluded Component from Options	(5,835)	(4,369)	(3,033)
Gain (Loss) Reclassified from AOCL Due to Discontinuance of Cash Flow Hedges(1)	—	2,242	(743)
Fair Value Hedges - Commodity Contracts
Gain (Loss) on Commodity Futures(2)	656	(18,122)	(28,078)
Total Gain (Loss) on Commodity Contracts(3)	$(3,955)	$35,101	$(67)

Cash Flow Hedges - Interest Rate Locks
Gain (Loss) Reclassified from AOCL	988	988	399
Fair Value Hedge - Interest Rate Swap
Gain (Loss) on Interest Rate Swap	—	928	—
Amortization of Loss Due to Discontinuance of Fair Value Hedge(4)	(12,499)	(1,923)	—
Total Gain (Loss) on Interest Rate Contracts(5)	$(11,511)	$(7)	$399

Total Gain (Loss) Recognized in Earnings	$(15,466)	$35,094	$332
(1)        In fiscal years 2022 and 2021, the Company discontinued hedge accounting related to corn usage that was deemed no longer probable to occur resulting in the immediate recognition of gains of $2.2 million (1.0 million bushels) and losses of $0.7 million (2.8 million bushels), respectively.
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
(5)        Total Gain (Loss) on Interest Rate Contracts is recognized in earnings through Interest Expense.

Note G
Pension and Other Post-retirement Benefits

The Company has several defined benefit plans and defined contribution plans covering most employees. Benefits for defined benefit pension plans covering hourly employees are provided based on stated amounts for each year of service, while plan benefits covering salaried employees are based on final average compensation, age and years of service. In the fourth quarter of fiscal 2022, an amendment was enacted for the salaried pension plan which changed the design from a stable value benefit to a cash balance benefit effective January 1, 2023. The cash balance design establishes hypothetical accounts for employees that are credited with an amount equal to a specified percent of their pay plus interest. Total costs associated with the Company’s defined contribution benefit plans in fiscal years 2023, 2022, and 2021 were $41.0 million, $47.9 million, and $46.7 million, respectively.

Certain groups of employees are eligible for post-retirement health or welfare benefits. Benefits for retired employees vary for each group depending on respective retirement dates and applicable plan coverage in effect. Contribution requirements for retired employees are governed by the Retiree Health Care Payment Program and may change each year as the cost to provide coverage is determined.

Net periodic cost of defined benefit plans included the following for fiscal years ending:

	Pension Benefits			Post-retirement Benefits
In thousands	October 29, 2023	October 30, 2022	October 31, 2021	October 29, 2023	October 30, 2022	October 31, 2021
Service Cost	$35,607	$40,076	$37,127	$248	$469	$533
Interest Cost	68,630	50,558	50,399	12,064	7,684	7,945
Expected Return on Plan Assets	(78,285)	(108,248)	(102,693)	—	—	—
Amortization of Prior Service Cost (Credit)	(1,843)	(1,496)	(1,496)	8	8	(669)
Recognized Actuarial Loss (Gain)	13,303	12,530	22,742	(29)	2,439	2,020
Net Periodic Cost	$37,413	$(6,581)	$6,080	$12,290	$10,600	$9,830

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

Actuarial gains and losses and any adjustments resulting from plan amendments are deferred and amortized over periods ranging from 8 to 21 years for pension benefits and 13 to 14 years for post-retirement benefits. The following amounts have not been recognized in net periodic pension cost and are included in Accumulated Other Comprehensive Loss:

	Pension Benefits		Post-retirement Benefits
In thousands	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Unrecognized Prior Service (Cost) Credit	$(7,549)	$(2,399)	$(138)	$(146)
Unrecognized Actuarial (Loss) Gain	(270,468)	(272,401)	35,483	18,044

The following is a reconciliation of the beginning and ending balances of the benefit obligation, fair value of plan assets, and funded status of the plans as of the measurement dates:

	Pension Benefits		Post-retirement Benefits
In thousands	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Change in Benefit Obligation:
Benefit Obligation at Beginning of Year	$1,200,013	$1,711,958	$211,986	$274,666
Service Cost	35,607	40,076	248	469
Interest Cost	68,630	50,558	12,064	7,684
Actuarial (Gain) Loss(1)	(51,106)	(515,995)	(17,421)	(51,219)
Plan Amendments	3,307	(2,722)	—	—
Participant Contributions	—	—	2,137	1,808
Medicare Part D Subsidy	—	—	449	448
Benefits Paid	(82,071)	(83,862)	(23,263)	(21,868)
Benefit Obligation at End of Year	$1,174,380	$1,200,013	$186,199	$211,986
(1) Actuarial gains in fiscal 2022 were primarily due to the change in the discount rate assumptions utilized in measuring plan obligations.

	Pension Benefits		Post-retirement Benefits
In thousands	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$1,240,200	$1,698,596	$—	$—
Actual Return on Plan Assets	15,810	(387,244)	—	—
Participant Contributions	—	—	2,137	1,808
Employer Contributions	11,733	12,711	21,126	20,060
Benefits Paid	(82,071)	(83,862)	(23,263)	(21,868)
Fair Value of Plan Assets at End of Year	$1,185,672	$1,240,200	$—	$—
Funded Status at End of Year	$11,292	$40,187	$(186,199)	$(211,986)

Amounts recognized on the Consolidated Statements of Financial Position are as follows:

	Pension Benefits		Post-retirement Benefits
In thousands	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Pension Assets	$204,697	$245,566	$—	$—
Employee-Related Expenses	(12,023)	(11,571)	(18,313)	(19,962)
Pension and Post-retirement Benefits	(181,382)	(193,808)	(167,886)	(192,024)
Net Amount Recognized	$11,292	$40,187	$(186,199)	$(211,986)

The accumulated benefit obligation for all pension plans was $1.2 billion as of October 29, 2023 and October 30, 2022. The following table provides information for pension plans with projected and accumulated benefit obligations in excess of plan assets:

In thousands	October 29, 2023	October 30, 2022
Projected Benefit Obligation	$193,404	$205,379
Accumulated Benefit Obligation	191,888	204,302
Fair Value of Plan Assets	—	—

Weighted-average assumptions used to determine benefit obligations are as follows:

	October 29, 2023	October 30, 2022
Discount Rate	6.49%	5.92%
Rate of Future Compensation Increase (For Plans that Base Benefits on Final Compensation Level)	4.06%	3.95%
Interest Crediting Rate (For Cash Balance Plan)	4.98%	4.42%

Weighted-average assumptions used to determine net periodic benefit costs are as follows:

	October 29, 2023	October 30, 2022	October 31, 2021
Discount Rate	5.92%	3.00%	3.06%
Rate of Future Compensation Increase (For Plans that Base Benefits on Final Compensation Level)	3.95%	4.14%	4.09%
Expected Long-term Return on Plan Assets	6.50%	6.50%	6.75%
Interest Crediting Rate (For Cash Balance Plan)(1)	4.42%	—%	—%
(1) Cash balance plan enacted in the fourth quarter of fiscal 2022.

The expected long-term rate of return on plan assets is based on fair value and developed in consultation with outside advisors. A range is determined based on the composition of the asset portfolio, historical long-term rates of return, and estimates of future performance. The interest crediting rate is determined annually based on the U.S. 30-year Treasury rate with a floor of 2.65 percent.

For measurement purposes, an 8 percent annual rate of increase in the per capita cost of covered health care benefits for pre-Medicare and post-Medicare retirees’ coverage is assumed for 2024. The pre-Medicare and post-Medicare rate is assumed to decrease to 5 percent for 2029 and remain steady thereafter.

The Company’s funding policy is to make annual contributions of not less than the minimum required by applicable regulations. The Company expects to make contributions of $31.3 million during fiscal 2024, which represent benefit payments for unfunded plans.

Benefits expected to be paid over the next ten fiscal years are as follows:

In thousands	Pension Benefits	Post-retirement Benefits
2024	$85,068	$18,871
2025	87,841	18,430
2026	92,386	17,865
2027	95,000	17,262
2028	97,973	16,649
2029-2033	517,376	73,091

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

The actual and target weighted-average asset allocations for the Company’s pension plan assets as of the plan measurement date are as follows:

	October 29, 2023				October 30, 2022
Asset Category	Actual %	Target Range %			Actual %	Target Range %
Fixed Income	47.6	40	–	60	43.3	40	–	60
Global Stocks	31.2	20	–	55	36.9	20	–	55
Real Estate	8.0	0	–	10	8.6	0	–	10
Private Equity	6.7	0	–	15	7.1	0	–	10
Gold	2.4	0	–	5	—	0	–	0
Hedge Funds	2.1	0	–	10	2.1	0	–	10
Cash and Cash Equivalents	2.0	0	–	5	1.9	0	–	5

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

	Fair Value Measurements as of October 29, 2023
In thousands	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan Assets in Fair Value Hierarchy
Cash Equivalents(1)	$23,643	$461	$23,182	$—
Private Equity(2)
Domestic	31,383	—	—	31,383
International	48,065	—	—	48,065
Fixed Income(3)
U.S. Government Issues	171,949	123,683	48,266	—
Municipal Issues	9,884	—	9,884	—
Corporate Issues – Domestic	226,202	—	226,202	—
Corporate Issues – Foreign	36,133	—	36,133	—
Plan Assets in Fair Value Hierarchy	$547,258	$124,144	$343,667	$79,448

Plan Assets at Net Asset Value
Real Estate – Domestic(4)	$95,315
Global Stocks – Collective Investment Funds(5)	369,513
Global Stocks – Gold(6)	28,163
Hedge Funds(7)	24,965
Fixed Income – Hedge Funds(8)	64,613
Fixed Income – Collective Investment Funds(9)	55,845
Plan Assets at Net Asset Value	$638,414
Total Plan Assets at Fair Value	$1,185,672

	Fair Value Measurements as of October 30, 2022
In thousands	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan Assets in Fair Value Hierarchy
Cash Equivalents(1)	$23,162	$—	$23,162	$—
Private Equity(2)
Domestic	37,032	—	—	37,032
International	51,122	—	—	51,122
Fixed Income(3)
U.S. Government Issues	166,461	109,643	56,818	—
Municipal Issues	10,541	—	10,541	—
Corporate Issues – Domestic	244,044	—	244,044	—
Corporate Issues – Foreign	41,759	—	41,759	—
Plan Assets in Fair Value Hierarchy	$574,121	$109,643	$376,324	$88,154

Plan Assets at Net Asset Value
Real Estate – Domestic(4)	$106,951
Global Stocks – Collective Investment Funds(5)	458,045
Hedge Funds(7)	26,273
Fixed Income – Hedge Funds(8)	62,025
Fixed Income – Collective Investment Funds(9)	12,785
Plan Assets at Net Asset Value	$666,080
Total Plan Assets at Fair Value	$1,240,200

The following is a description of the valuation methodologies used for instruments measured at fair value, including the general classification of such instruments:

(1) Cash Equivalents: These Level 1 and Level 2 investments consist primarily of cash and highly liquid money market mutual funds traded in active markets in addition to highly liquid futures and T-bills with an observable daily settlement price.

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

(4) Real Estate – Domestic: These investments include ownership in open-ended real estate funds, which manage diversified portfolios of commercial properties within the office, residential, retail, and industrial property sectors. Investment strategies aim to acquire, own, hold, or dispose of investments with the goal of achieving current income and/or capital appreciation. The real estate investments are valued at the NAV of shares held by the Master Trust. Requests to redeem shares are granted on a quarterly basis with either 45 or 90 days advance notice, subject to availability of cash.

(5) Global Stocks – Collective Investment Funds: These investments include commingled funds consisting of a mix of U.S. common stocks and foreign common stocks. The collective investment funds are valued at the NAV of shares held by the Master Trust. The investment strategy is to obtain long-term capital appreciation by focusing on companies generating above average earnings growth and are leading growth businesses in the marketplace. All funds are daily liquid with the exception of one that is available on the first business day of the month for subscriptions and withdrawals.

(6) Global Stocks – Gold: This investment is a limited partnership consisting of physical gold, global mining industry common stocks, and to a limited extent, other precious metals. The limited partnership is valued at the NAV of shares held by the Master Trust. This fund allows for weekly subscriptions and monthly redemptions.

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

(8) Fixed Income – Hedge Funds: These investments target absolute, risk-adjusted returns by taking advantage of price dislocations and inconsistencies within credit markets. Funds are comprised primarily of U.S. and European corporate credit and structured credit. The investments are valued at the NAV of shares held by the Master Trust. Requests to redeem shares are granted on a quarterly basis on the three year fund anniversary with a ninety day notice period.

(9) Fixed Income – Collective Investment Funds: These investments include commingled funds consisting of a mix of U.S. government and investment grade corporate bonds. The collective investment funds are valued at NAV of the shares held by the Master Trust. The investment strategy is to achieve an investment return that approximates as closely to the Bloomberg Barclays U.S. Aggregate Bond Index over the long-term by investing in the securities that comprise the benchmark. There are no restrictions on redemptions.

A reconciliation of the beginning and ending balance of the investments measured at fair value using significant unobservable inputs (Level 3) is as follows:

In thousands	October 29, 2023	October 30, 2022
Fair Value at Beginning of Year	$88,154	$109,419
Purchases, Issuances, and Settlements (Net)	(8,926)	(29,188)
Unrealized Gains (Losses)(1)	(8,525)	(18,027)
Realized Gains	6,455	(604)
Interest and Dividend Income	2,290	26,554
Fair Value at End of Year	$79,448	$88,154
(1) Included in Accumulated Other Comprehensive Loss on the Consolidated Statements of Financial Position.

During fiscal 2023, the value of the Level 3 investments ranged from $77.8 million to $88.2 million, with an average value of $81.2 million.

The Company has commitments totaling $151.9 million for the investments within the pension plans. The unfunded commitment balance for each investment category is as follows:

In thousands	October 29, 2023	October 30, 2022
Domestic Equity	$16,835	$2,146
International Equity	11,396	10,466
Unfunded Commitment Balance	$28,231	$12,612

Funding for future capital calls will come from existing pension plan assets and not from additional cash contributions by the Company.

Note H
Accumulated Other Comprehensive Loss

Components of Accumulated Other Comprehensive Loss are as follows:

In thousands	Foreign Currency Translation	Pension & Other Benefits		Derivatives & Hedging		Equity Method Investments		Accumulated Other Comprehensive Loss
Balance at October 25, 2020	$(64,161)	$(333,178)		$2,089		$—		$(395,250)
Unrecognized Gains (Losses)
Gross	12,980	72,623		75,084		—		160,687
Tax Effect	—	(17,715)		(18,259)		—		(35,974)
Reclassification into Net Earnings
Gross	—	22,597	(1)	(31,443)	(2)	—		(8,846)
Tax Effect	—	(5,538)		7,652		—		2,114
Change Net of Tax	12,980	71,967		33,034		—		117,981
Balance at October 31, 2021	$(51,181)	$(261,211)		$35,123		$—		$(277,269)
Unrecognized Gains (Losses)
Gross	(38,612)	73,361		51,623		—		86,372
Tax Effect	—	(17,942)		(12,384)		—		(30,326)
Reclassification into Net Earnings
Gross	—	13,481	(1)	(58,580)	(2)	—		(45,099)
Tax Effect	—	(3,312)		14,073		—		10,761
Change Net of Tax	(38,612)	65,587		(5,267)		—		21,708
Balance at October 30, 2022	$(89,793)	$(195,624)		$29,856		$—		$(255,561)
Unrecognized Gains (Losses)
Gross	3,771	3,878		(49,226)		15,082		(26,495)
Tax Effect	—	(880)		11,998		—		11,118
Reclassification into Net Earnings
Gross	—	11,439	(1)	(2,213)	(2)	(8,235)	(3)	991
Tax Effect	—	(2,806)		501		—		(2,305)
Change Net of Tax	3,771	11,632		(38,940)		6,847		(16,691)
Balance at October 29, 2023	$(86,022)	$(183,993)		$(9,084)		$6,847		$(272,252)

(1) Included in computation of net periodic cost. See Note G - Pension and Other Post-Retirement Benefits for additional information.
(2) Included in Cost of Products Sold and Interest Expense in the Consolidated Statements of Operations. See Note F - Derivatives and Hedging for additional information.
(3) Included in Equity in Earnings of Affiliates in the Consolidated Statements of Operations.

Note I
Fair Value Measurements

The Company’s financial assets and liabilities carried at fair value on a recurring basis as of October 29, 2023 and October 30, 2022, and their level within the fair value hierarchy are presented in the table below.

	Fair Value Measurements at October 29, 2023
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In thousands
Assets at Fair Value
Cash and Cash Equivalents(1)	$736,532	$735,387	$1,145	$—
Short-term Marketable Securities(2)	16,664	2,499	14,164	—
Other Trading Securities(3)	188,162	—	188,162	—
Commodity Derivatives(4)	9,330	9,603	(273)	—
Total Assets at Fair Value	$950,688	$747,489	$203,199	$—
Liabilities at Fair Value
Deferred Compensation(3)	$55,222	$—	$55,222	$—
Total Liabilities at Fair Value	$55,222	$—	$55,222	$—

	Fair Value Measurements at October 30, 2022
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In thousands
Assets at Fair Value
Cash and Cash Equivalents(1)	$982,107	$980,730	$1,377	$—
Short-term Marketable Securities(2)	16,149	8,763	7,386	—
Other Trading Securities(3)	186,243	—	186,243	—
Commodity Derivatives(4)	12,448	12,228	220	—
Total Assets at Fair Value	$1,196,947	$1,001,721	$195,226	$—
Liabilities at Fair Value
Deferred Compensation(3)	$57,790	$—	$57,790	$—
Total Liabilities at Fair Value	$57,790	$—	$57,790	$—
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

Under the Company's deferred compensation plans, participants can defer certain types of compensation and elect to receive a return based on the changes in fair value of various investment options which include equity securities, money market accounts, bond funds or other portfolios for which there is an active quoted market. The Company also offers a fixed rate investment option to participants. The rate earned on these investments is adjusted annually based on a specified percent of the U.S. Internal Revenue Service (IRS) applicable federal rates. These liabilities are classified as Level 2. The Company maintains funding in the rabbi trust generally mirroring the selections within the deferred compensation plans. These funds are managed by a third-party insurance policy, the values of which represent their cash surrender value based on the fair value of the underlying investments in the account. These policies are classified as Level 2.

The rabbi trust is included in Other Assets and deferred compensation liabilities in Other Long-term Liabilities on the Consolidated Statements of Financial Position. Securities held by the rabbi trust are classified as trading securities. Unrealized gains and losses associated with these investments are included in the Company's earnings. Securities held by the rabbi trust generated gains (losses) of $3.2 million, $(16.8) million, and $21.2 million for fiscal years 2023, 2022, and 2021, respectively.

(4)    The Company’s commodity derivatives represent futures, swaps, and options contracts used in its hedging or other programs to offset price fluctuations associated with purchases of corn, natural gas, hogs, and pork, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers. The Company’s futures and options contracts for corn are traded on the Chicago Board of Trade, while futures contracts for lean hogs are traded on the Chicago Mercantile Exchange. These are active markets with quoted prices available, and these contracts are classified as Level 1. The Company holds natural gas and pork swap contracts that are over-the-counter instruments classified as Level 2. The value of the natural gas swap contracts is calculated using quoted prices from the New York Mercantile Exchange, and the value of the pork swap contracts are calculated using a futures implied USDA estimated pork cut-out value. All derivatives are reviewed for potential credit risk and risk of nonperformance. The net balance for commodity derivatives is included in Other Current Assets or Accounts Payable, as appropriate, on the Consolidated Statements of Financial Position. As of October 29, 2023, the Company has recognized the right to reclaim net cash collateral of $32.2 million from various counterparties (including cash of $42.6 million less $10.4 million of realized loss). As of October 30, 2022, the Company had recognized obligation to return net cash collateral of $1.3 million from various counterparties (including cash of $27.5 million less $26.2 million of realized gain).

The Company’s financial assets and liabilities include accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value. The Company does not carry its long-term debt at fair value on the Consolidated Statements of Financial Position. The fair value of long-term debt, utilizing discounted cash flows (Level 2), was $2.7 billion as of October 29, 2023 and $2.7 billion as of October 30, 2022. See Note L - Long-Term Debt and Other Borrowing Arrangements for additional information.

The Company measures certain nonfinancial assets and liabilities at fair value, which are recognized or disclosed on a nonrecurring basis (e.g., goodwill, intangible assets, and property, plant, and equipment). During fiscal year 2023, the Company recorded a $28.4 million impairment charge on the Justin's® trade name and a $7.0 million impairment charge on a corporate venturing investment. See additional discussion in Note C - Goodwill and Intangible Assets and Note D - Investments in Affiliates. During fiscal years 2023, 2022, and 2021, there were no other material remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

Note J
Commitments and Contingencies

Purchase Commitments: To ensure a steady supply of hogs and turkeys and keep the cost of products stable, the Company has entered into contracts with producers for the purchase of hogs and turkeys at formula-based prices over periods up to 5 years and 9 years, respectively. The Company has also entered into grow-out contracts with independent farmers to raise turkeys for the Company for periods up to 25 years. Under these arrangements, the Company owns the livestock, feed, and other supplies while the independent farmers provide facilities and labor. In addition, the Company has contracted for the purchase of corn, soybean meal, feed ingredients, and other raw materials from independent suppliers for periods up to 2 years. As of October 29, 2023, the Company is committed to make purchases under these contracts, assuming current price levels, for future fiscal years:

In thousands
2024	$1,228,731
2025	762,253
2026	415,489
2027	182,925
2028	114,843
Later Years	58,931
Total	$2,763,172
Purchases under these contracts for fiscal years 2023, 2022, and 2021 were $1.4 billion, $1.2 billion, and $1.1 billion, respectively.

Other Commitments and Guarantees: The Company has commitments of approximately $48.2 million related to infrastructure improvements supporting various manufacturing facilities and $62.0 million for a media advertising agreement as of October 29, 2023.

As of October 29, 2023, the Company has $48.6 million of standby letters of credit issued on its behalf. The standby letters of credit are primarily related to the Company’s self-insured workers compensation programs. This amount includes revocable standby letters of credit totaling $2.7 million for obligations of an affiliated party that may arise under workers compensation claims. Letters of credit are not reflected on the Consolidated Statements of Financial Position.

Legal Proceedings: The Company is a party to various legal proceedings related to the ongoing operation of its business, including claims both by and against the Company. At any time, such proceedings typically involve claims related to product liability, labeling, contracts, antitrust regulations, intellectual property, competition laws, employment practices, or other actions brought by employees, customers, consumers, competitors, or suppliers. The Company establishes accruals for its potential exposure, as appropriate, for claims against the Company when losses become probable and reasonably estimable. However, future developments or settlements are uncertain and may require the Company to change such accruals as proceedings progress. Resolution of any currently known matter, either individually or in the aggregate, is not expected to have a material effect on the Company’s financial condition, results of operations, or liquidity.

Pork Antitrust Litigation
Beginning in June 2018, a series of putative class action complaints were filed against the Company, as well as several other pork-processing companies and a benchmarking service called Agri Stats in the United States District Court for the District of Minnesota styled In re Pork Antitrust Litigation (the Pork Antitrust Civil Litigation). The plaintiffs allege, among other things, that beginning in January 2009, the defendants conspired and combined to fix, raise, maintain, and stabilize the price of pork and pork products—including through the use of Agri Stats—in violation of federal antitrust laws. The complaints on behalf of the putative classes of indirect purchasers also include causes of action under various state unfair competition laws, consumer protection laws, and unjust enrichment common laws. The plaintiffs seek treble damages, injunctive relief, pre-and post-judgment interest, costs, and attorneys’ fees. Since the original filing, certain direct-action plaintiffs have opted out of class treatment and are proceeding with individual direct actions making similar claims, and others may do so in the future. The Company has not recorded any liability for these matters as it does not believe a loss is probable, and it cannot reasonably estimate any reasonably possible loss as the Company believes that it has valid and meritorious defenses against the allegations.

The Offices of the Attorney General in New Mexico and Alaska have filed complaints against the Company and certain of its pork subsidiaries, as well as several other pork processing companies and Agri Stats. The complaints are based on allegations similar to those asserted in the Pork Antitrust Civil Litigation and allege violations of state antitrust, unfair trade practice, and unjust enrichment laws based on allegations of conspiracies to exchange information and manipulate the supply of pork. The Company has not recorded any liability for these matters as it does not believe a loss is probable, and it cannot reasonably estimate any reasonably possible loss as the Company believes that it has valid and meritorious defenses against the allegations.

Turkey Antitrust Litigation
Beginning in December 2019, a series of putative class action complaints were filed against the Company, as well as several other turkey-processing companies and a benchmarking service called Agri Stats, in the U.S. District Court for the Northern District of Illinois styled In re Turkey Antitrust Litigation. The plaintiffs allege, among other things, that from at least 2010 to 2017, the defendants conspired and combined to fix, raise, maintain, and stabilize the price of turkey products—including through the use of Agri Stats—in violation of federal antitrust laws. The complaints on behalf of the putative classes of indirect purchasers also include causes of action under various state unfair competition laws, consumer protection laws, and unjust enrichment common laws. The plaintiffs seek treble damages, injunctive relief, pre-and post-judgment interest, costs, and attorneys’ fees. Since the original filing, certain direct-action plaintiffs have opted out of class treatment and are proceeding with individual direct actions making similar claims, and others may do so in the future. The Company has not recorded any liability for these matters as it does not believe a loss is probable, and it cannot reasonably estimate any reasonably possible loss as the Company believes that it has valid and meritorious defenses against the allegations.

Poultry Wages Antitrust Litigation
In December 2019, a putative class of non-supervisory production and maintenance employees at poultry-processing plants in the continental United States filed an amended consolidated class action complaint against the Company and various other poultry processing companies in the United States District Court for the District of Maryland styled Jien, et al. v. Perdue Farms, Inc., et al. The plaintiffs allege that since 2009, the defendants directly and through a wage survey and benchmarking service exchanged information regarding compensation in an effort to depress and fix wages and benefits for employees at poultry-processing plants, feed mills, and hatcheries in violation of federal antitrust laws. The plaintiffs seek, among other things, treble monetary damages, punitive damages, restitution, and pre-and post-judgment interest, as well as declaratory and injunctive relief. In July 2022, the Court partially granted the Company’s motion to dismiss, and dismissed plaintiffs’ per se wage-fixing claim as to the Company. The Company has not recorded any liability for this matter as it does not believe a loss is probable, and it cannot reasonably estimate any reasonably possible loss as the Company believes that it has valid and meritorious defenses against the allegations.

Red Meat Wages Antitrust Litigation
In November 2022, a putative class of non-supervisory production and maintenance employees at “red meat” processing plants in the continental United States filed a class action complaint against the Company and various other beef- and pork-processing companies in the United States District Court for the District of Colorado styled Brown, et al. v. JBS USA Food Co., et al. The plaintiffs allege that since 2014, the defendants directly and through a wage survey and benchmarking service exchanged information regarding compensation in an effort to depress and fix wages and benefits for employees at beef- and pork-processing plants in violation of federal antitrust laws. The plaintiffs seek, among other things, treble monetary damages, punitive damages, restitution, and pre-and post-judgment interest, as well as declaratory and injunctive relief. The Company has not recorded any liability for this matter as it does not believe a loss is probable, and it cannot reasonably estimate any reasonably possible loss as the Company believes that it has valid and meritorious defenses against the allegations.

Note K
Leases

The Company has operating leases for manufacturing facilities, office space, warehouses, transportation equipment, as well as miscellaneous real estate and equipment contracts. Finance leases primarily include turkey growing facilities and an aircraft. The Company's lessor portfolio consists primarily of immaterial operating leases of farmland to third parties.

Lease information included on the Consolidated Statements of Financial Position are:

In thousands	Location on Consolidated Statements of Financial Position	October 29, 2023	October 30, 2022
Right-of-Use Assets
Operating	Other Assets	$131,920	$73,613
Finance	Net Property, Plant, and Equipment	37,999	45,563
Total Right-of-Use Assets		$169,919	$119,176
Liabilities
Current
Operating	Accrued Expenses	$26,238	$21,183
Finance	Current Maturities of Long-term Debt	8,597	8,391
Noncurrent
Operating	Other Long-term Liabilities	109,237	55,571
Finance	Long-term Debt Less Current Maturities	27,488	36,082
Total Lease Liabilities		$171,560	$121,227

Lease expenses are:

	Fiscal Year Ended
In thousands	October 29, 2023	October 30, 2022	October 31, 2021
Operating Lease Cost (1)	$34,209	$25,702	$21,993
Finance Lease Cost
Amortization of Right-of-Use Assets	7,594	7,965	8,104
Interest on Lease Liabilities	1,361	1,707	2,019
Variable Lease Cost (2)	511,906	463,439	544,635
Net Lease Cost	$555,070	$498,813	$576,751
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

The weighted-average remaining lease term and discount rate for lease liabilities included on the Consolidated Statements of Financial Position are:

	October 29, 2023	October 30, 2022
Weighted-average Remaining Lease Term
Operating Leases	6.0 years	5.3 years
Finance Leases	5.3 years	6.3 years
Weighted-average Discount Rate
Operating Leases	4.43%	2.08%
Finance Leases	3.37%	3.44%

Supplemental cash flow and other information related to leases for the fiscal year ended are:

In thousands	October 29, 2023	October 30, 2022	October 31, 2021
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating Cash Flows from Operating Leases	$29,436	$24,098	$20,305
Operating Cash Flows from Finance Leases	1,361	1,707	2,019
Financing Cash Flows from Finance Leases	8,407	8,491	8,598

Right-of-Use Assets obtained in exchange for new finance lease liabilities	19	—	—
Right-of-Use Assets obtained in exchange for new operating lease liabilities	84,087	19,646	31,962

The maturity of the Company's lease liabilities as of October 29, 2023, are:

In thousands	Operating Leases	Finance Leases (1)	Total (2)
2024	$31,718	$9,637	$41,355
2025	29,050	8,101	37,152
2026	26,066	5,666	31,732
2027	19,769	4,314	24,083
2028	12,873	10,542	23,414
2029 and beyond	35,608	685	36,293
Total Lease Payments	$155,084	$38,944	$194,028
Less: Imputed Interest	19,609	2,859	22,468
Present Value of Lease Liabilities	$135,475	$36,085	$171,560
(1)        Over the life of the lease contracts, finance lease payments include $8.1 million related to purchase options which are reasonably certain of being exercised.
(2)        Lease payments exclude $31.2 million of legally binding minimum lease payments for leases signed but not yet commenced.

Note L
Long-term Debt and Other Borrowing Arrangements

Long-term Debt consists of:

In thousands	October 29, 2023	October 30, 2022
Senior Unsecured Notes, with Interest at 3.050% Interest Due Semi-annually through June 2051 Maturity Date	$600,000	$600,000
Senior Unsecured Notes, with Interest at 1.800% Interest Due Semi-annually through June 2030 Maturity Date	1,000,000	1,000,000
Senior Unsecured Notes, with Interest at 1.700% Interest Due Semi-annually through June 2028 Maturity Date	750,000	750,000
Senior Unsecured Notes, with Interest at 0.650% Interest Due Semi-annually through June 2024 Maturity Date	950,000	950,000
Unamortized Discount on Senior Notes	(7,016)	(7,750)
Unamortized Debt Issuance Costs	(16,278)	(19,856)
Interest Rate Swap Liabilities(1)	(7,451)	(19,950)
Finance Lease Liabilities(2)	36,085	44,473
Other Financing Arrangements	3,908	2,429
Total	$3,309,247	$3,299,345
Less: Current Maturities of Long-term Debt	950,529	8,796
Long-term Debt Less Current Maturities	$2,358,719	$3,290,549
(1)        See Note F - Derivatives and Hedging for additional information.
(2)        See Note K - Leases for additional information.

Senior Unsecured Notes: On June 3, 2021, the Company issued $950.0 million aggregate principal amount of its 0.650% notes due 2024 (2024 Notes), $750.0 million aggregate principal amount of its 1.700% notes due 2028 (2028 Notes), and $600.0 million aggregate principal amount of its 3.050% notes due 2051 (2051 Notes). The 2024 Notes may be redeemed in whole or in part one year after their issuance without penalty for early partial payments or full redemption. The 2028 Notes and 2051 Notes may be redeemed in whole or in part at any time at the applicable redemption price. Interest will accrue per annum at the stated rates with interest on the notes being paid semi-annually in arrears on June 3 and December 3 of each year, commencing December 3, 2021. Interest rate risk was hedged utilizing interest rate locks on the 2028 Notes and 2051 Notes. The Company lifted the hedges in conjunction with the issuance of these notes. See Note F - Derivatives and Hedging for additional information. If a change of control triggering event occurs, the Company must offer to purchase the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase. During the third quarter of fiscal 2023, the 2024 Notes were reclassified to Current Maturities of Long-term Debt on the Consolidated Statement of Financial Position.

On June 11, 2020, the Company issued senior notes in an aggregate principal amount of $1.0 billion due 2030. The notes bear interest at a fixed rate of 1.800% per annum, with interest paid semi-annually in arrears on June 11 and December 11 of each year, commencing December 11, 2020. The notes may be redeemed in whole or in part at any time at the applicable redemption price set forth in the prospectus supplement. If a change of control triggering event occurs, the Company must offer to purchase the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

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

On April 17, 2023, the Company entered into a first amendment (Amendment) to the Company’s $750.0 million revolving credit agreement. The Amendment provides for, among other things (i) the replacement of London Interbank Offered Rate (LIBOR) with Term Secured Overnight Financing Rate (SOFR) and Daily Simple Singapore Overnight Rate Average (SORA) for the Eurocurrency Rate for U.S. Dollars and Singapore Dollars, including applicable credit spread adjustments and relevant SOFR benchmark provisions, (ii) permitting two one-year extension options to be exercised at any anniversary, (iii) removing the change in debt ratings notice requirement, (iv) shortening the notice period requirements for Base Rate Loans to allow for same day notice, and (v) increasing the number of permitted interest periods from 8 to 15.

The unsecured revolving line of credit bears interest, at the Company’s election, at either a Base Rate plus margin of 0.0% to 0.150% or the Adjusted Term SOFR, Adjusted Daily Simple Risk-Free Rate (RFR) or Eurocurrency Rate plus margin of 0.575% to 1.150% and a variable fee of 0.050% to 0.100% is paid for the availability of this credit line. Extensions of credit under the facility may be made in the form of revolving loans, swingline loans and letters of credit. The lending commitments under the agreement are scheduled to expire on May 6, 2026, at which time the Company will be required to pay in full all obligations then outstanding. As of October 29, 2023 and October 30, 2022, the Company had no outstanding draws from this facility.

Debt Covenants: The Company is required by certain covenants in its debt agreements to maintain specified levels of financial ratios and financial position. As of October 29, 2023, the Company was in compliance with all covenants.

Interest Payments: Total interest paid in the last three fiscal years is as follows:

In millions
2023	$57.1
2022	57.0
2021	25.1

Note M
Stock-Based Compensation

The Company issues stock options, restricted stock units, restricted shares, and deferred stock units as part of its stock incentive plans for employees and nonemployee directors. Stock-based compensation expense for fiscal years 2023, 2022, and 2021, was $24.1 million, $24.9 million, and $24.7 million, respectively. The Company recognizes stock-based compensation expense ratably over the shorter of the vesting period or the individual's retirement eligibility date.

As of October 29, 2023, there was $16.2 million of total unrecognized compensation expense from stock-based compensation arrangements granted under the plans. This compensation is expected to be recognized over a weighted-average period of approximately 1.6 years. During fiscal years 2023, 2022, and 2021, cash received from stock option exercises was $12.0 million, $79.8 million, and $45.9 million, respectively.

Shares issued for option exercises, restricted stock units, restricted shares, and deferred stock units may be either authorized but unissued shares or shares of treasury stock. The number of shares available for future grants was 10.1 million at October 29, 2023, 11.1 million at October 30, 2022, and 12.5 million at October 31, 2021.

Stock Options: The Company’s policy is to grant options with the exercise price equal to the market price of the common stock on the date of grant. Options typically vest over four years and expire ten years after the date of the grant.

A reconciliation of the number of options outstanding and exercisable as of October 29, 2023, is:

	Shares (in thousands)	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Stock Options Outstanding at October 30, 2022	16,130	$36.85
Granted	1,002	46.46
Exercised	(518)	29.24
Forfeited	(147)	41.51
Expired	(84)	42.55
Stock Options Outstanding at October 29, 2023	16,384	$37.61	4.3	$18,845
Stock Options Exercisable at October 29, 2023	13,611	$36.00	3.5	$18,845

The weighted-average grant date fair value of stock options granted and the total intrinsic value of options exercised are:

	Fiscal Year Ended
	October 29,	October 30,	October 31,
In thousands, except per share amounts	2023	2022	2021
Weighted-average Grant Date Fair Value	$10.06	$7.09	$7.52
Intrinsic Value of Exercised Options	6,350	109,745	94,108

The fair value of each option award is calculated on the date of grant using the Black-Scholes valuation model utilizing the following weighted-average assumptions:

	Fiscal Year Ended
	October 29,	October 30,	October 31,
	2023	2022	2021
Risk-free Interest Rate	3.5%	1.6%	1.0%
Dividend Yield	2.4%	2.4%	2.1%
Stock Price Volatility	21.1%	20.4%	20.0%
Expected Option Life	7.4 years	7.5 years	7.4 years

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

Restricted Stock Units: Restricted stock units are valued equal to the market price of the common stock on the date of the grant and generally vest after three years. These awards accumulate dividend equivalents, which are provided as additional units and are subject to the same vesting requirements as the underlying grant. A reconciliation of the restricted stock units as of October 29, 2023, is:

	Shares (in thousands)	Weighted- average Grant Date Fair Value	Weighted-average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Restricted Stock Units Outstanding at October 30, 2022	681	$45.53
Granted	237	45.96
Dividend Equivalents	18	41.44
Vested	(185)	45.88
Forfeited	(28)	45.64
Restricted Stock Units Outstanding at October 29, 2023	723	$45.59	1.3	$22,692

The weighted-average grant date fair value of restricted stock units granted, the total fair value of restricted stock units granted, and the fair value of restricted stock units that have vested are:

	Fiscal Year Ended
	October 29,	October 30,	October 31,
In thousands, except per share amounts	2023	2022	2021
Weighted-average Grant Date Fair Value	$45.96	$44.14	$47.52
Fair Value of Restricted Stock Units Granted	10,889	15,980	10,699
Fair Value of Restricted Stock Units Vested	8,466	1,893	1,460

Restricted Shares: Restricted shares awarded to nonemployee directors annually on February 1 are subject to a restricted period which expires the date of the Company’s next annual stockholders meeting. Newly elected directors receive a prorated award of restricted shares of the Company's common stock, which expires on the date of the Company's second succeeding annual stockholders meeting. A reconciliation of the restricted shares as of October 29, 2023, is:

	Shares (in thousands)	Weighted- average Grant Date Fair Value
Restricted Shares Outstanding at October 30, 2022	37	$47.11
Granted	44	44.14
Vested	(37)	47.11
Restricted Shares Outstanding at October 29, 2023	44	$44.14

The weighted-average grant date fair value of restricted shares granted, the total fair value of restricted shares granted, and the fair value of shares that have vested are:

	Fiscal Year Ended
	October 29,	October 30,	October 31,
In thousands, except per share amounts	2023	2022	2021
Weighted-average Grant Date Fair Value	$44.14	$47.11	$46.92
Fair Value of Restricted Shares Granted	1,920	1,760	1,760
Fair Value of Restricted Shares Vested	1,760	1,760	2,133

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

During fiscal 2023, the Company granted 17.5 thousand units, credited dividend equivalents of 2.7 thousand units and distributed 6.9 thousand units, which had a weighted-average fair value on the grant date of $38.93, $42.70, and $17.26 per share, respectively. As of October 29, 2023, 118.2 thousand units were outstanding, which had a weighted-average fair value on the grant date of $37.84 per share and an aggregate intrinsic fair value of $3.7 million.

Note N
Income Taxes

The components of the Provision for Income Taxes are as follows:

	Fiscal Year Ended
In thousands	October 29, 2023	October 30, 2022	October 31, 2021
Current
U.S. Federal	$161,016	$67,638	$171,732
State	20,166	20,054	7,541
Foreign	7,576	13,185	9,079
Total Current	188,758	100,877	188,352
Deferred
U.S. Federal	23,221	164,091	23,507
State	8,602	13,638	2,220
Foreign	(29)	(729)	2,950
Total Deferred	31,794	177,000	28,677
Total Provision for Income Taxes	$220,552	$277,877	$217,029

The Company has elected to treat global intangible low-taxed income (GILTI) as a period cost.

Deferred Income Taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred income tax liabilities and assets are as follows:

In thousands	October 29, 2023	October 30, 2022
Deferred Tax Liabilities
Goodwill and Intangible Assets	$(477,282)	$(404,295)
Tax over Book Depreciation and Basis Differences	(233,802)	(246,411)
Other, net	(33,105)	(21,467)
Deferred Tax Assets
Pension and Other Post-retirement Benefits	42,952	42,794
Employee Compensation Related Liabilities	65,958	65,461
Marketing and Promotional Accruals	16,972	29,045
Inventory	46,856	10,368
Other, net	75,562	51,966
Net Deferred Tax (Liabilities) Assets	$(495,889)	$(472,539)

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Fiscal Year Ended
	October 29, 2023	October 30, 2022	October 31, 2021
U.S. Statutory Rate	21.0%	21.0%	21.0%
State Taxes on Income, Net of Federal Tax Benefit	2.5	2.4	0.8
Stock-based Compensation	(0.1)	(1.5)	(1.6)
Foreign-derived Intangible Income Deduction	(1.3)	(0.4)	(0.4)
All Other, net	(0.3)	0.2	(0.5)
Effective Tax Rate	21.8%	21.7%	19.3%

As of October 29, 2023, the Company had $299.3 million of undistributed earnings from non-U.S. subsidiaries. The Company maintains all earnings as permanently reinvested. Accordingly, no additional income taxes have been provided for withholding tax, state tax, or other taxes.

Total income taxes paid during fiscal years 2023, 2022, and 2021 were $205.0 million, $93.1 million, and $167.0 million, respectively.

The following table sets forth changes in the unrecognized tax benefits, excluding interest and penalties, for fiscal years 2023 and 2022.

In thousands
Balance as of October 31, 2021	$22,092
Tax Positions Related to the Current Period
Increases	3,618
Tax Positions Related to Prior Periods
Increases	1,890
Decreases	(1,789)
Settlements	(2,509)
Decreases Related to a Lapse of Applicable Statute of Limitations	(3,782)
Balance as of October 30, 2022	$19,520
Tax Positions Related to the Current Period
Increases	3,876
Tax Positions Related to Prior Periods
Increases	2,131
Decreases	(1,708)
Settlements	(811)
Decreases Related to a Lapse of Applicable Statute of Limitations	(3,881)
Balance as of October 29, 2023	$19,127

Unrecognized tax benefits, including interest and penalties, are recorded in Other Long-term Liabilities. If recognized as of October 29, 2023 and October 30, 2022, $17.0 million, and $17.2 million, respectively, would impact the Company’s effective tax rate. The Company includes accrued interest and penalties related to uncertain tax positions in Provision for Income Taxes, with immaterial losses included during fiscal 2023, 2022 and 2021. The amount of accrued interest and penalties at October 29, 2023 and October 30, 2022, associated with unrecognized tax benefits was $2.4 million and $2.3 million, respectively.

The Company is regularly audited by federal and state taxing authorities. The IRS concluded its examination of fiscal 2021 in the second quarter of fiscal 2023. Previously, the IRS placed the Company in the Bridge phase of the Compliance Assurance Process (CAP) for fiscal 2020. In this phase, the IRS will not accept any disclosures, conduct any reviews, or provide any assurances. The Company has elected to participate in CAP for fiscal years through 2023. The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. The Company may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time.

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

Note O
Earnings Per Share Data

The reported net earnings attributable to the Company were used when computing basic and diluted earnings per share. Diluted earnings per share was calculated using the treasury stock method. The following table sets forth the shares used as the denominator for those computations.

	Fiscal Year Ended
In thousands	October 29, 2023	October 30, 2022	October 31, 2021
Basic Weighted-Average Shares Outstanding	546,421	544,918	541,114
Dilutive Potential Common Shares	2,562	4,648	6,466
Diluted Weighted-Average Shares Outstanding	548,982	549,566	547,580

Antidilutive Potential Common Shares	6,834	1,915	2,839

Note P
Segment Reporting

The Company develops, processes, and distributes a wide array of food products in a variety of markets. As described in Note A - Summary of Significant Accounting Policies, the Company transitioned to a new operating model in the first quarter of fiscal 2023 and now reports its results in the following three segments: Retail, Foodservice, and International, which are consistent with how the Company's chief operating decision maker (CODM) assesses performance and allocates resources. Prior period segment results have been retrospectively recast to reflect the new reportable segments.

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

The International segment processes, markets, and sells Company products internationally. This segment also includes the results from the Company’s international joint ventures, equity method investments, and royalty arrangements.

The Company's CODM reviews assets at a consolidated level and does not use assets by segment to evaluate performance or allocate resources. Therefore, the Company does not disclose assets by segment. Intersegment sales are eliminated in consolidation and are not reviewed when evaluating segment performance. The Company does not allocate deferred compensation, investment income, interest expense, or interest income to its segments when measuring performance. The Company also retains various other income and expenses at the corporate level. Equity in Earnings of Affiliates is included in segment profit; however, earnings attributable to the Company’s corporate venturing investments and noncontrolling interests are excluded. These items are included below as Net Unallocated Expense and Noncontrolling Interest when reconciling to Earnings Before Income Taxes.

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

In thousands	Fiscal Year Ended
	October 29, 2023	October 30, 2022	October 31, 2021
Net Sales
Retail	$7,749,039	$7,987,598	$7,418,079
Foodservice	3,639,492	3,691,408	3,130,174
International	721,479	779,799	837,936
Total Net Sales	$12,110,010	$12,458,806	$11,386,189
Segment Profit
Retail	$577,690	$721,832	$690,127
Foodservice	595,682	547,686	431,992
International	55,234	107,642	116,585
Total Segment Profit	$1,228,606	$1,377,161	$1,238,704
Net Unallocated Expense	214,482	99,297	112,836
Noncontrolling Interest	(653)	239	301
Earnings Before Income Taxes	$1,013,472	$1,278,103	$1,126,170
Depreciation and Amortization
Retail	$145,690	$135,824	$124,627
Foodservice	74,370	69,577	53,954
International	15,627	16,072	16,482
Corporate	17,623	14,413	14,246
Total Depreciation and Amortization	$253,311	$235,885	$209,309

The Company’s products primarily consist of meat and other food products. Total revenue contributed by classes of similar products are:

	Fiscal Year Ended
In thousands	October 29, 2023	October 30, 2022	October 31, 2021
Perishable	$8,511,795	$8,737,486	$8,437,851
Shelf-stable	3,598,215	3,721,320	2,948,338
Total Net Sales	$12,110,010	$12,458,806	$11,386,189

Perishable includes fresh meats, frozen items, refrigerated meal solutions, bacon, sausages, hams, guacamole, and other items that require refrigeration. Shelf-stable includes canned luncheon meats, nut butters, snack nuts, chili, shelf-stable microwaveable meals, hash, stews, tortillas, salsas, tortilla chips, nutritional food supplements, and other items that do not require refrigeration.

Revenues from external customers are classified as domestic or foreign based on the location where title passes. No individual foreign country is material to the consolidated results. Additionally, the Company’s long-lived assets located in foreign countries are not significant. Total net sales attributed to the U.S. and all foreign countries in total are:

	Fiscal Year Ended
In thousands	October 29, 2023	October 30, 2022	October 31, 2021
U.S.	$11,515,094	$11,776,883	$10,653,088
Foreign	594,915	681,923	733,101
Total Net Sales	$12,110,010	$12,458,806	$11,386,189

In fiscal 2023, sales to Walmart Inc. (Walmart) represented $2.0 billion or 15.5% of the Company’s consolidated gross sales less returns and allowances compared to $2.1 billion or 15.6% in fiscal 2022. Walmart is a customer for the Company's Retail and International segments.

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

Internal Control over Financial Reporting
Management's report on the Company's internal control over financial reporting is included on page 35 of this report. The report of the Company's independent registered public accounting firm related to their assessment of the effectiveness of internal control over financial reporting is included on page 36 of this report.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) through the fourth quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  OTHER INFORMATION

During the fiscal quarter ended October 29, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as the terms are defined in Item 408(a) of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information under “Item 1 – Election of Directors”, “Board Independence”, and information under “Board of Director and Committee Meetings” in the definitive proxy statement for the Annual Meeting of Stockholders to be held January 30, 2024, is incorporated herein by reference.

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

Item 11.  EXECUTIVE COMPENSATION

Information commencing with “Executive Compensation” through "CEO Pay Ratio Disclosure”, and information under “Compensation of Directors” in the definitive proxy statement for the Annual Meeting of Stockholders to be held January 30, 2024, is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the Company's equity compensation plans as of October 29, 2023, is presented below:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	17,268,449	$37.61	10,099,031
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	17,268,449	$37.61	10,099,031
(1)        Includes 16,383,844 stock options, 722,899 restricted stock units, 43,502 restricted shares and 118,204 deferred stock units.
(2)        Only includes the weighted-average exercise price of outstanding stock options.

Information under “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the definitive proxy statement for the Annual Meeting of Stockholders to be held January 30, 2024, is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information under “Related Party Transactions” and “Board Independence” in the definitive proxy statement for the Annual Meeting of Stockholders to be held January 30, 2024, is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information under “Independent Registered Public Accounting Firm Fees” and “Audit Committee Preapproval Policies and Procedures” in the definitive proxy statement for the Annual Meeting of Stockholders to be held January 30, 2024, is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Hormel Foods Corporation for the fiscal year ended October 29, 2023, are filed as part of this report:

Consolidated Statements of Operations – Fiscal Years Ended October 29, 2023, October 30, 2022, and October 31, 2021.

Consolidated Statements of Comprehensive Income – Fiscal Years Ended October 29, 2023, October 30, 2022, and October 31, 2021.

Consolidated Statements of Financial Position – October 29, 2023 and October 30, 2022.

Consolidated Statements of Changes in Shareholders’ Investment – Fiscal Years Ended October 29, 2023, October 30, 2022, and October 31, 2021.

Consolidated Statements of Cash Flows – Fiscal Years Ended October 29, 2023, October 30, 2022, and October 31, 2021.

Notes to the Consolidated Financial Statements

Report of Management

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)

FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statement schedule of Hormel Foods Corporation required is submitted herewith:

Schedule II – Valuation and Qualifying Accounts and Reserves–Fiscal Years Ended October 29, 2023, October 30, 2022, and October 31, 2021.

HORMEL FOODS CORPORATION
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
In thousands

		Additions/(Benefits)
Classification	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts (Describe)		Deductions (Describe)		Balance at End of Period
Valuation reserve deduction from assets account:
Fiscal year ended October 29, 2023 Allowance for doubtful accounts receivable	$3,507	$289	$—		$275	(1)	$3,557
					(36)	(2)
Fiscal year ended October 30, 2022 Allowance for doubtful accounts receivable	$4,033	$(646)	$—		$31	(1)	$3,507
					(151)	(2)
Fiscal year ended October 31, 2021 Allowance for doubtful accounts receivable	$4,012	$146	$(12)	(3)	$138	(1)	$4,033
					(25)	(2)
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

10.15(1)
First Amendment to the Credit Agreement, dated as of April 17, 2023, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and the lenders identified on the signature pages thereof. (Incorporated by reference to Exhibit 10.1 to Hormel's Quarterly Report on Form 10-Q for the quarter ended April 30, 2023, File No. 001-02402)

21.1(2)	Subsidiaries of the Registrant.

23.1(2)	Consent of Independent Registered Public Accounting Firm.

24.1(2)	Power of Attorney.

31.1(2)	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(2)	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(2)	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1(2)	Hormel Foods Corporation Compensation Recovery Policy

101(2)
The following financial statements from the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 2023, formatted in Inline XBRL: (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Investment, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104(2)	The cover page from the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 2023, formatted in Inline XBRL (included as Exhibit 101).

(1)	Document has previously been filed with the Securities and Exchange Commission and is incorporated herein by reference.
(2)	These exhibits transmitted via EDGAR.
(3)	Management contract or compensatory plan or arrangement.

Item 16.  FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORMEL FOODS CORPORATION

By:	/s/ JAMES P. SNEE	December 6, 2023
	JAMES P. SNEE	Date
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JAMES P. SNEE	Chairman of the Board, President and Chief Executive Officer	December 6, 2023
JAMES P. SNEE	(Principal Executive Officer)

/s/ JACINTH C. SMILEY	Executive Vice President and Chief Financial Officer	December 6, 2023
JACINTH C. SMILEY	(Principal Financial Officer)

/s/ PAUL R. KUEHNEMAN	Vice President and Controller	December 6, 2023
PAUL R. KUEHNEMAN	(Principal Accounting Officer)

/s/ PRAMA BHATT*	Director	December 6, 2023
PRAMA BHATT

/s/ GARY C. BHOJWANI*	Director	December 6, 2023
GARY C. BHOJWANI

/s/ STEPHEN M. LACY*	Director	December 6, 2023
STEPHEN M. LACY

/s/ ELSA A. MURANO*	Director	December 6, 2023
ELSA A. MURANO

Director
SUSAN K. NESTEGARD

/s/ WILLIAM A. NEWLANDS*	Director	December 6, 2023
WILLIAM A. NEWLANDS

/s/ CHRISTOPHER J. POLICINSKI*	Director	December 6, 2023
CHRISTOPHER J. POLICINSKI

/s/ JOSE L. PRADO*	Director	December 6, 2023
JOSE L. PRADO

/s/ SALLY J. SMITH*	Director	December 6, 2023
SALLY J. SMITH

/s/ STEVEN A. WHITE*	Director	December 6, 2023
STEVEN A. WHITE

/s/ RAYMOND G. YOUNG*	Director	December 6, 2023
RAYMOND G. YOUNG

/s/ MICHAEL P. ZECHMEISTER*	Director	December 6, 2023
MICHAEL P. ZECHMEISTER

*By: /s/ PAUL R. KUEHNEMAN		December 6, 2023
PAUL R. KUEHNEMAN
as Attorney-In-Fact