Form 10-Q
period 2024-01-28
HORMEL FOODS CORP /DE/
filed 2024-02-29
CIK 48465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 28, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 25, 2024
Common Stock	$0.01465	par value	547,687,578
Common Stock Nonvoting	$0.01	par value	0

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Quarter Ended
In thousands, except per share amounts	January 28, 2024	January 29, 2023
Net Sales	$2,996,911	$2,970,992
Cost of Products Sold	2,488,178	2,475,043
Gross Profit	508,733	495,949
Selling, General, and Administrative	240,386	222,056
Equity in Earnings of Affiliates	16,091	15,559
Operating Income	284,438	289,452
Interest and Investment Income	19,434	10,096
Interest Expense	18,326	18,347
Earnings Before Income Taxes	285,547	281,201
Provision for Income Taxes	66,818	63,551
Net Earnings	218,729	217,651
Less: Net Earnings (Loss) Attributable to Noncontrolling Interest	(134)	(69)
Net Earnings Attributable to Hormel Foods Corporation	$218,863	$217,719

Net Earnings Per Share
Basic	$0.40	$0.40
Diluted	$0.40	$0.40

Weighted-average Shares Outstanding
Basic	547,020	546,384
Diluted	547,920	550,031

See Notes to the Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

	Quarter Ended
In thousands	January 28, 2024	January 29, 2023
Net Earnings	$218,729	$217,651
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	11,459	15,046
Pension and Other Benefits	2,129	2,990
Derivatives and Hedging	5,206	(14,514)
Equity Method Investments	2,884	—
Total Other Comprehensive Income (Loss)	21,678	3,522
Comprehensive Income	240,407	221,173
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	75	154
Comprehensive Income Attributable to Hormel Foods Corporation	$240,332	$221,019

See Notes to the Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
Unaudited

In thousands, except share and per share amounts	January 28, 2024	October 29, 2023
Assets
Cash and Cash Equivalents	$963,212	$736,532
Short-term Marketable Securities	18,712	16,664
Accounts Receivable (Net of Allowance for Doubtful Accounts of $3,651 at January 28, 2024, and $3,557 at October 29, 2023)	751,048	817,391
Inventories	1,578,191	1,680,406
Prepaid Expenses and Other Current Assets	56,001	46,256
Total Current Assets	3,367,164	3,297,249
Goodwill	4,931,257	4,928,464
Other Intangibles	1,753,156	1,757,171
Pension Assets	200,113	204,697
Investments in Affiliates	728,146	725,121
Other Assets	377,623	370,252
Property, Plant, and Equipment
Land	75,000	74,626
Buildings	1,464,811	1,458,354
Equipment	2,781,258	2,781,730
Construction in Progress	215,086	195,665
Less: Allowance for Depreciation	(2,380,631)	(2,344,557)
Net Property, Plant, and Equipment	2,155,524	2,165,818
Total Assets	$13,512,983	$13,448,772
Liabilities and Shareholders’ Investment
Accounts Payable and Accrued Expenses	$744,116	$823,076
Accrued Marketing Expenses	101,928	87,452
Employee-related Expenses	212,719	263,330
Interest and Dividends Payable	162,452	172,178
Taxes Payable	85,533	15,212
Current Maturities of Long-term Debt	954,031	950,529
Total Current Liabilities	2,260,779	2,311,776
Long-term Debt Less Current Maturities	2,357,176	2,358,719
Pension and Post-retirement Benefits	352,709	349,268
Deferred Income Taxes	500,581	498,106
Other Long-term Liabilities	193,172	191,917
Shareholders’ Investment
Preferred Stock, Par Value $0.01 a Share — Authorized 160,000,000 Shares; Issued — None	—	—
Common Stock, Nonvoting, Par Value $0.01 a Share — Authorized 400,000,000 Shares; Issued — None	—	—
Common Stock, Par Value $0.01465 a Share — Authorized 1,600,000,000 Shares; Shares Issued as of January 28, 2024: 547,595,988 Shares Issued as of October 29, 2023: 546,599,420	8,021	8,007
Additional Paid-in Capital	529,715	506,179
Accumulated Other Comprehensive Loss	(250,783)	(272,252)
Retained Earnings	7,557,157	7,492,952
Hormel Foods Corporation Shareholders’ Investment	7,844,111	7,734,885
Noncontrolling Interest	4,455	4,100
Total Shareholders’ Investment	7,848,566	7,738,985
Total Liabilities and Shareholders’ Investment	$13,512,983	$13,448,772

See Notes to the Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT
Unaudited

	Quarter Ended January 29, 2023
		Hormel Foods Corporation Shareholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
In thousands, except per share amounts	Shares	Amount	Shares	Amount
Balance at October 30, 2022	546,237	$8,002	—	$—	$469,468	$7,313,374	$(255,561)	$4,936	$7,540,219
Net Earnings (Loss)						217,719		(69)	217,651
Other Comprehensive Income (Loss)							3,300	222	3,522
Stock-based Compensation Expense					5,202				5,202
Exercise of Stock Options/Restricted Shares	228	3			2,632				2,635
Declared Dividends – $0.2750 per Share					169	(150,405)			(150,236)
Balance at January 29, 2023	546,466	$8,006	—	$—	$477,470	$7,380,689	$(252,261)	$5,089	$7,618,993

	Quarter Ended January 28, 2024
		Hormel Foods Corporation Shareholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
In thousands, except per share amounts	Shares	Amount	Shares	Amount
Balance at October 29, 2023	546,599	$8,007	—	$—	$506,179	$7,492,952	$(272,252)	$4,100	$7,738,985
Net Earnings (Loss)						218,863		(134)	218,729
Other Comprehensive Income (Loss)							21,469	209	21,678
Contribution from Noncontrolling Interest								280	280
Stock-based Compensation Expense					4,444				4,444
Exercise of Stock Options/Restricted Shares	997	14			18,883				18,898
Declared Dividends – $0.2825 per Share					209	(154,658)			(154,449)
Balance at January 28, 2024	547,596	$8,021	—	$—	$529,715	$7,557,157	$(250,783)	$4,455	$7,848,566

See Notes to the Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	Quarter Ended
In thousands	January 28, 2024	January 29, 2023
Operating Activities
Net Earnings	$218,729	$217,651
Adjustments to Reconcile to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	64,067	61,503
Equity in Earnings of Affiliates	(16,091)	(15,559)
Distributions Received from Equity Method Investees	15,731	3,652
Provision for Deferred Income Taxes	(179)	(311)
Non-cash Investment Activities	(12,612)	(7,839)
Stock-based Compensation Expense	4,444	5,202
Operating Lease Cost	8,675	5,187
Other Non-cash, Net	5,814	1,707
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Accounts Receivable	68,094	79,561
Decrease (Increase) in Inventories	103,894	(11,766)
Decrease (Increase) in Prepaid Expenses and Other Assets	1,533	(34,538)
Increase (Decrease) in Pension and Post-retirement Benefits	10,756	10,710
Increase (Decrease) in Accounts Payable and Accrued Expenses	(132,229)	(171,368)
Increase (Decrease) in Net Income Taxes Payable	63,353	59,837
Net Cash Provided by (Used in) Operating Activities	403,980	203,629
Investing Activities
Net Sale (Purchase) of Securities	(964)	(833)
Purchases of Property, Plant, and Equipment	(47,210)	(37,052)
Proceeds from Sales of Property, Plant, and Equipment	8	5,016
Proceeds from (Purchases of) Affiliates and Other Investments	—	(418,616)
Proceeds from Company-owned Life Insurance	11	16
Net Cash Provided by (Used in) Investing Activities	(48,154)	(451,469)
Financing Activities
Repayments of Long-term Debt and Finance Leases	(2,249)	(2,189)
Dividends Paid on Common Stock	(150,294)	(142,017)
Proceeds from Exercise of Stock Options	18,898	2,635
Proceeds from Noncontrolling Interest	280	—
Net Cash Provided by (Used in) Financing Activities	(133,365)	(141,570)
Effect of Exchange Rate Changes on Cash	4,218	7,093
Increase (Decrease) in Cash and Cash Equivalents	226,680	(382,318)
Cash and Cash Equivalents at Beginning of Year	736,532	982,107
Cash and Cash Equivalents at End of Period	$963,212	$599,789

See Notes to the Consolidated Financial Statements

HORMEL FOODS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

These statements should be reviewed in conjunction with the consolidated financial statements and associated notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2023. The significant accounting policies used in preparing these interim consolidated financial statements are consistent with those described in Note A - Summary of Significant Accounting Policies to the consolidated financial statements in the Form 10-K. The Company has determined there have been no material changes in the Company’s significant accounting policies, including estimates and assumptions, as disclosed in its Annual Report on Form 10-K for the fiscal year ended October 29, 2023.

Rounding: Certain amounts in the Consolidated Financial Statements and associated notes may not foot due to rounding. All percentages have been calculated using unrounded amounts.

Reclassifications: Certain reclassifications of previously reported amounts have been made to conform to the current year presentation. Amortization related to operating leases and debt issuance costs were reclassified from Amortization to separate line items within the operating activities section of the Consolidated Condensed Statements of Cash Flows. These reclassifications had no impact on the Consolidated Statements of Operations, Consolidated Condensed Statements of Financial Position, or the Increase (Decrease) in Cash and Cash Equivalents in the Consolidated Condensed Statements of Cash Flows.

Accounting Changes and Recent Accounting Pronouncements:

New Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The update is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and requires retrospective application to all prior periods presented in the financial statements. The Company is currently assessing the timing and impact of adopting the updated provisions.

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The update is intended to enhance transparency and decision usefulness of income tax disclosures. This ASU updates income tax disclosure requirements by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. The update is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently assessing the timing and impact of adopting the updated provisions.

Recently issued accounting standards or pronouncements not disclosed have been excluded as they are currently not relevant to the Company.

NOTE B - GOODWILL AND INTANGIBLE ASSETS

Goodwill: The change in the carrying amount of goodwill for the quarter ended January 28, 2024, is:

In thousands	Retail	Foodservice	International	Total
Balance at October 29, 2023	$2,916,796	$1,750,594	$261,074	$4,928,464
Foreign Currency Translation	—	—	2,793	2,793
Balance at January 28, 2024	$2,916,796	$1,750,594	$263,867	$4,931,257

Intangible Assets: The carrying amounts for indefinite-lived intangible assets are:

In thousands	January 28, 2024	October 29, 2023
Brands/Trade Names/Trademarks	$1,636,807	$1,636,807
Other Intangibles	184	184
Foreign Currency Translation	(5,523)	(5,893)
Total	$1,631,468	$1,631,098

The gross carrying amount and accumulated amortization for definite-lived intangible assets are:

	January 28, 2024		October 29, 2023
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer Lists/Relationships	$168,239	$(85,749)	$168,239	$(82,658)
Other Intangibles	59,241	(16,919)	59,241	(15,857)
Trade Names/Trademarks	6,210	(5,068)	6,540	(5,089)
Foreign Currency Translation	—	(4,265)	—	(4,344)
Total	$233,690	$(112,002)	$234,020	$(107,947)

Amortization expense on intangible assets is as follows:

	Quarter Ended
In thousands	January 28, 2024	January 29, 2023
Amortization Expense	$4,463	$4,607

Estimated annual amortization expense on intangible assets for the five fiscal years after October 29, 2023, is as follows:

In thousands	Amortization Expense
2024	$16,381
2025	14,681
2026	14,210
2027	13,940
2028	13,009

NOTE C - INVESTMENTS IN AFFILIATES

Equity in Earnings of Affiliates consists of:

		Quarter Ended
In thousands	% Owned	January 28, 2024	January 29, 2023
MegaMex Foods, LLC(1)	50%	$8,091	$13,681
Other Equity Method Investments(2)	Various (20-50%)	8,000	1,878
Total Equity in Earnings of Affiliates		$16,091	$15,559
(1)    MegaMex, Foods, LLC, is reflected in the Retail Segment.
(2)    Other Equity Method Investments are primarily reflected in the International Segment but also include corporate venturing investments.

Distributions received from equity method investees include:

	Quarter Ended
In thousands	January 28, 2024	January 29, 2023
Dividends	$15,731	$3,652

On December 15, 2022, the Company purchased from various minority shareholders a 29% common stock interest in PT Garudafood Putra Putri Jaya Tbk (Garudafood), a food and beverage company in Indonesia. On April 12, 2023, the Company purchased additional shares increasing the ownership interest to 30%. This investment expands the Company’s presence in Southeast Asia and supports the global execution of the entertaining and snacking strategy. The Company has the ability to exercise significant influence, but not control, over Garudafood; therefore, the investment is accounted for under the equity method.

The Company obtained its Garudafood interest for a purchase price of $425.8 million, including associated transaction costs. The transaction was funded using the Company’s cash on hand. Based on a third-party valuation, the Company’s basis difference between the fair value of the investment and proportionate share of the carrying value of Garudafood’s net assets is $324.8 million. The basis difference related to inventory, property, plant and equipment, and certain intangible assets is being amortized through Equity in Earnings of Affiliates over the associated useful lives. As of January 28, 2024, the remaining basis difference was $324.9 million, which includes the impact of foreign currency translation. Based on quoted market prices, the fair value of the common stock held in Garudafood was $279.4 million as of January 26, 2024.

The Company recognized a basis difference of $21.3 million associated with the formation of MegaMex Foods, LLC, of which $9.1 million is remaining as of January 28, 2024. This difference is being amortized through Equity in Earnings of Affiliates.

NOTE D - INVENTORIES

Principal components of inventories are:

In thousands	January 28, 2024	October 29, 2023
Finished Products	$887,941	$954,432
Raw Materials and Work-in-Process	416,896	448,535
Operating Supplies	161,174	168,289
Maintenance Materials and Parts	112,181	109,151
Total Inventories	$1,578,191	$1,680,406

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

Cash Flow Commodity Hedges: The Company uses futures, swaps, and options contracts to offset price fluctuations in the Company's future purchases of grain, lean hogs, natural gas, and diesel fuel. These contracts are designated as cash flow hedges; therefore, effective gains or losses related to these cash flow hedges are reported in Accumulated Other Comprehensive Loss (AOCL) and reclassified into earnings, through Cost of Products Sold, in the periods in which the hedged transactions affect earnings. The Company typically does not hedge its grain, natural gas, or diesel fuel exposure beyond the next two upcoming fiscal years and its lean hog exposure beyond the next fiscal year.

Fair Value Commodity Hedges: The Company designates the futures it uses to minimize the price risk assumed when fixed forward priced contracts are offered to the Company’s lean hog and grain suppliers as fair value hedges. The programs are intended to make the forward priced commodities cost nearly the same as cash market purchases at the date of delivery. Changes in the fair value of the futures contracts and the gain or loss on the hedged purchase commitment are marked-to-market through earnings and recorded on the Consolidated Condensed Statements of Financial Position as a Current Asset and Current Liability, respectively. Gains or losses related to these fair value hedges are recognized through Cost of Products Sold in the periods in which the hedged transactions affect earnings.

Cash Flow Interest Rate Hedges: In the second quarter of fiscal 2021, the Company designated two separate interest rate locks as cash flow hedges to manage interest rate risk associated with the anticipated debt transactions required to fund the acquisition of the Planters® snack nuts business. The total notional amount of the Company’s locks was $1.25 billion. In the third quarter of fiscal 2021, the associated unsecured senior notes were issued with a tenor of seven and thirty years and both locks were lifted (See Note J - Long-Term Debt and Other Borrowing Arrangements). Mark-to-market gains and losses on these instruments were deferred as a component of AOCL. The resulting gain in AOCL is reclassified to Interest Expense in the period in which the hedged transactions affect earnings.

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

Volume: The Company's outstanding contracts related to its commodity hedging programs include:

In millions	January 28, 2024	October 29, 2023
Corn	24.8 bushels	30.7 bushels
Lean Hogs	158.2 pounds	144.2 pounds
Natural Gas	3.5 MMBtu	3.0 MMBtu
Diesel Fuel	0.3 gallons	— gallons

Fair Value of Derivatives: The gross fair values of the Company’s derivative instruments designated as hedges are:

In thousands	Location on Consolidated Condensed Statements of Financial Position	January 28, 2024	October 29, 2023
Commodity Contracts(1)	Other Current Assets	$(8,909)	$(13,233)
(1)    Amounts represent the gross fair value of commodity derivative assets and liabilities. The Company nets the derivative assets and liabilities for each of its commodity hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract. The amount or timing of cash collateral balances may impact the classification of the commodity derivative on the Consolidated Condensed Statements of Financial Position. The gross liability position as of January 28, 2024, is offset by the right to reclaim net cash collateral of $24.5 million contained within the master netting arrangement. The gross liability position as of October 29, 2023, is offset by the right to reclaim net cash collateral of $32.2 million. See Note H - Fair Value Measurements for a discussion of these net amounts as reported on the Consolidated Condensed Statements of Financial Position.

Fair Value Hedge - Assets (Liabilities): The carrying amount of the Company’s fair value hedged assets (liabilities) are:

In thousands	Location on Consolidated Condensed Statements of Financial Position	January 28, 2024	October 29, 2023
Commodity Contracts	Accounts Payable(1)	$(2,241)	$(4,914)
Interest Rate Contracts	Current Maturities of Long-term Debt(2)	(445,673)	(442,549)
(1)    Represents the carrying amount of fair value hedged assets and liabilities, which are offset by other assets included in master netting arrangements described above.
(2)    Represents the carrying amount of the hedged portion of the 2024 Notes. As of January 28, 2024, the carrying amount of the 2024 Notes included a cumulative fair value hedging adjustment of $4.3 million from discontinued hedges.

Accumulated Other Comprehensive Loss Impact: As of January 28, 2024, the Company included in AOCL hedging losses (before tax) of $17.3 million on commodity contracts and gains (before tax) of $12.2 million related to interest rate settled positions. The Company expects to recognize the majority of the losses on commodity contracts over the next twelve months. Gains on interest rate contracts offset the hedged interest payments over the tenor of the associated debt instruments.

The effect on AOCL for gains or losses (before tax) related to the Company's derivative instruments are:

	Gain/(Loss) Recognized in AOCL(1)		Gain/(Loss) Reclassified from AOCL into Earnings(1)		Location on Consolidated Statements of Operations
	Quarter Ended		Quarter Ended
In thousands	January 28, 2024	January 29, 2023	January 28, 2024	January 29, 2023
Cash Flow Hedges
Commodity Contracts	$(5,613)	$(8,390)	$(11,601)	$10,859	Cost of Products Sold
Excluded Component(2)	1,156	345	—	—
Interest Rate Contracts	—	—	247	247	Interest Expense
(1)    See Note G - Accumulated Other Comprehensive Loss for the after-tax impact of these gains or losses on Net Earnings.
(2)    Represents the time value of commodity options excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in AOCL.

Consolidated Statements of Operations Impact: The effect on the Consolidated Statements of Operations for gains or losses (before tax) related to the Company’s derivative instruments are:

	Quarter Ended
In thousands	January 28, 2024	January 29, 2023
Net Earnings Attributable to Hormel Foods Corporation	$218,863	$217,719

Cash Flow Hedges - Commodity Contracts
Gain (Loss) Reclassified from AOCL	(11,601)	10,859
Amortization of Excluded Component from Options	(1,156)	(1,412)
Fair Value Hedges - Commodity Contracts
Gain (Loss) on Commodity Futures(1)	3,595	(3,022)
Total Gain (Loss) on Commodity Contracts(2)	(9,163)	6,425

Cash Flow Hedges - Interest Rate Contracts
Gain (Loss) Reclassified from AOCL	247	247
Fair Value Hedge - Interest Rate Contracts
Amortization of Loss Due to Discontinuance of Fair Value Hedge(3)	(3,125)	(3,125)
Total Gain (Loss) on Interest Rate Contracts(4)	(2,878)	(2,878)

Total Gain (Loss) Recognized in Earnings	$(12,040)	$3,547

(1)    Represents gains or losses on commodity contracts designated as fair value hedges that were closed during the quarter ended January 28, 2024, and January 29, 2023, which were offset by a corresponding gain or loss on the underlying hedged purchase commitment. Additional gains or losses related to changes in the fair value of open commodity contracts, along with the offsetting gain or loss on the hedged purchase commitment, are also marked-to-market through earnings with no impact on a net basis.
(2)    Total Gain (Loss) on Commodity Contracts is recognized in earnings through Cost of Products Sold.
(3)    Represents the fair value hedging adjustment amortized through earnings.
(4)    Total Gain (Loss) on Interest Rate Contracts is recognized in earnings through Interest Expense.

NOTE F - PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic cost for pension and other post-retirement benefit plans consists of:

	Pension Benefits
	Quarter Ended
In thousands	January 28, 2024	January 29, 2023
Service Cost	$9,053	$8,902
Interest Cost	18,336	17,157
Expected Return on Plan Assets	(19,377)	(19,571)
Amortization of Prior Service Cost	(221)	(460)
Recognized Actuarial (Gain) Loss	3,316	3,325
Net Periodic Cost	$11,107	$9,353

	Post-retirement Benefits
	Quarter Ended
In thousands	January 28, 2024	January 29, 2023
Service Cost	$41	$62
Interest Cost	2,896	3,014
Amortization of Prior Service Cost	2	2
Recognized Actuarial (Gain) Loss	(317)	(7)
Net Periodic Cost	$2,622	$3,070

Non-service cost components of net pension and post-retirement benefit cost are presented within Interest and Investment Income in the Consolidated Statements of Operations.

NOTE G - ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of Accumulated Other Comprehensive Loss are as follows:

In thousands	Foreign Currency Translation	Pension & Other Benefits		Derivatives & Hedging		Equity Method Investments		Accumulated Other Comprehensive Loss
Balance at October 29, 2023	$(86,022)	$(183,993)		$(9,084)		$6,847		$(272,252)
Unrecognized Gains (Losses)
Gross	11,250	32		(4,457)		4,522		11,347
Tax Effect	—	—		1,074		—		1,074
Reclassification into Net Earnings
Gross	—	2,780	(1)	11,354	(2)	(1,639)	(3)	12,496
Tax Effect	—	(683)		(2,765)		—		(3,448)
Change Net of Tax	11,250	2,129		5,206		2,884		21,469
Balance at January 28, 2024	$(74,772)	$(181,863)		$(3,877)		$9,730		$(250,783)

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

	Fair Value Measurements at January 28, 2024
In thousands	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Cash and Cash Equivalents(1)	$963,212	$957,910	$5,302	$—
Short-term Marketable Securities(2)	18,712	3,459	15,253	—
Other Trading Securities(3)	199,690	—	199,690	—
Commodity Derivatives(4)	5,365	7,767	(2,402)	—
Total Assets at Fair Value	$1,186,979	$969,136	$217,844	$—
Liabilities at Fair Value
Deferred Compensation(3)	$60,658	$—	$60,658	$—
Total Liabilities at Fair Value	$60,658	$—	$60,658	$—

	Fair Value Measurements at October 29, 2023
In thousands	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Cash and Cash Equivalents(1)	$736,532	$735,387	$1,145	$—
Short-term Marketable Securities(2)	16,664	2,499	14,164	—
Other Trading Securities(3)	188,162	—	188,162	—
Commodity Derivatives(4)	9,330	9,603	(273)	—
Total Assets at Fair Value	$950,688	$747,489	$203,199	$—
Liabilities at Fair Value
Deferred Compensation(3)	$55,222	$—	$55,222	$—
Total Liabilities at Fair Value	$55,222	$—	$55,222	$—

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

Under the Company’s deferred compensation plans, participants can defer certain types of compensation and elect to receive a return based on the changes in fair value of various investment options, which include equity securities, money market accounts, bond funds, or other portfolios for which there is an active quoted market. The Company also offers a fixed rate investment option to participants. The rate earned on these investments is adjusted annually based on a specified percent of the U.S. Internal Revenue Service (IRS) applicable federal rates. These liabilities are classified as Level 2. The Company maintains funding in the rabbi trust generally mirroring the selections within the deferred compensation plans. These funds are managed by a third-party insurance policy, the values of which represent their cash surrender value based on the fair value of the underlying investments in the account. These policies are classified as Level 2.

The rabbi trust is included in Other Assets and deferred compensation liabilities in Other Long-term Liabilities on the Consolidated Condensed Statements of Financial Position. Securities held by the rabbi trust are classified as trading securities. Unrealized gains and losses associated with these investments are included in the Company's earnings. During the quarter ended January 28, 2024, securities held by the rabbi trust generated gains of $11.5 million, compared to gains of $7.0 million for the quarter ended January 29, 2023.

(4)    The Company’s commodity derivatives represent futures, swaps, and options contracts used in its hedging or other programs to offset price fluctuations associated with purchases of corn, natural gas, diesel fuel, hogs, and pork, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers. The Company’s futures and options contracts for corn are traded on the Chicago Board of Trade, while futures contracts for lean hogs are traded on the Chicago Mercantile Exchange. These are active markets with quoted prices available, and these contracts are classified as Level 1. The Company holds natural gas, diesel fuel, and pork swap contracts that are over-the-counter instruments classified as Level 2. The value of the natural gas and diesel fuel swap contracts is calculated using quoted prices from the New York Mercantile Exchange, and the value of the pork swap contracts are calculated using a futures implied USDA estimated pork cut-out value. All derivatives are reviewed for potential credit risk and risk of nonperformance. The net balance for commodity derivatives is included in Other Current Assets or Accounts Payable, as appropriate, on the Consolidated Condensed Statements of Financial Position. As of January 28, 2024, the Company has recognized the right to reclaim net cash collateral of $24.5 million from various counterparties (including cash of $22.3 million plus $2.2 million of realized gain). As of October 29, 2023, the Company had recognized the right to reclaim net cash collateral of $32.2 million from various counterparties (including cash of $42.6 million less $10.4 million of realized loss).

The Company’s financial assets and liabilities include accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value. The Company does not carry its long-term debt at fair value on the Consolidated Condensed Statements of Financial Position. The fair value of long-term debt, utilizing discounted cash flows (Level 2), was $2.8 billion as of January 28, 2024, and $2.7 billion as of October 29, 2023. See Note J - Long-Term Debt and Other Borrowing Arrangements for additional information.

The Company measures certain nonfinancial assets and liabilities at fair value, which are recognized or disclosed on a nonrecurring basis (e.g., goodwill, intangible assets, and property, plant, and equipment). There were no material remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the quarter ended January 28, 2024, and January 29, 2023.

NOTE I - COMMITMENTS AND CONTINGENCIES

Except as described below, there were no material changes outside the ordinary course of business during the quarter ended January 28, 2024, to the contractual obligations and other commitments last disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2023.

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

NOTE J - LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS
Long-term Debt consists of:

In thousands	January 28, 2024	October 29, 2023
Senior Unsecured Notes, with Interest at 3.050% Interest Due Semi-annually through June 2051 Maturity Date	$600,000	$600,000
Senior Unsecured Notes, with Interest at 1.800% Interest Due Semi-annually through June 2030 Maturity Date	1,000,000	1,000,000
Senior Unsecured Notes, with Interest at 1.700% Interest Due Semi-annually through June 2028 Maturity Date	750,000	750,000
Senior Unsecured Notes, with Interest at 0.650% Interest Due Semi-annually through June 2024 Maturity Date	950,000	950,000
Unamortized Discount on Senior Notes	(6,832)	(7,016)
Unamortized Debt Issuance Costs	(15,383)	(16,278)
Interest Rate Swap Liabilities(1)	(4,327)	(7,451)
Finance Lease Liabilities	33,938	36,085
Other Financing Arrangements	3,811	3,908
Total	3,311,208	3,309,247
Less: Current Maturities of Long-term Debt	954,031	950,529
Long-term Debt Less Current Maturities	$2,357,176	$2,358,719
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

Subsequent to the end of the first quarter of fiscal 2024, the Company's Board of Directors approved up to $500 million of new long-term financing which is intended, along with cash on hand, to pay the 2024 Notes upon maturity.

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

The unsecured revolving line of credit bears interest, at the Company’s election, at either a Base Rate plus margin of 0.0% to 0.150% or the Adjusted Term SOFR, Adjusted Daily Simple Risk-Free Rate (RFR) or Eurocurrency Rate plus margin of 0.575%

to 1.150% and a variable fee of 0.050% to 0.100% is paid for the availability of this credit line. Extensions of credit under the facility may be made in the form of revolving loans, swingline loans, and letters of credit. The lending commitments under the agreement are scheduled to expire on May 6, 2026, at which time the Company will be required to pay in full all obligations then outstanding. As of January 28, 2024, and October 29, 2023, the Company had no outstanding draws from this facility.

Debt Covenants: The Company is required by certain covenants in its debt agreements to maintain specified levels of financial ratios and financial position. As of January 28, 2024, the Company was in compliance with all covenants.

NOTE K - INCOME TAXES

The Company’s tax provision is determined using an estimated annual effective tax rate and adjusted for discrete taxable events that may occur during the quarter. The effects of tax legislation are recognized in the period in which the law is enacted. The deferred tax assets and liabilities are remeasured using enacted tax rates expected to apply to taxable income in the years the related temporary differences are anticipated to reverse.

The Company’s effective tax rate for the quarter ended January 28, 2024, was 23.4% compared to 22.6% for the corresponding period a year ago. The Company benefited from the impact of certain discrete items and higher federal deductions in the prior year.

Unrecognized tax benefits, including interest and penalties, are recorded in Other Long-term Liabilities. If recognized as of January 28, 2024, these benefits would impact the Company’s effective tax rate by $17.7 million compared to $18.2 million as of January 29, 2023. The Company includes accrued interest and penalties related to uncertain tax positions in Provision for Income Taxes, with immaterial losses included during the quarter ended January 28, 2024, and January 29, 2023. The amount of accrued interest and penalties associated with unrecognized tax benefits was $2.7 million at January 28, 2024, and $2.6 million at January 29, 2023.

The Company is regularly audited by federal and state taxing authorities. The IRS concluded its examination of fiscal 2021 in the second quarter of fiscal 2023. The IRS placed the Company in the Bridge phase of the Compliance Assurance Process (CAP) for fiscal years 2020 and 2023. In this phase, the IRS will not accept any disclosures, conduct any reviews, or provide any assurances. The Company has elected to participate in CAP for fiscal years through 2025. The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. The Company may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time.

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

NOTE L - EARNINGS PER SHARE DATA

The reported net earnings attributable to the Company were used when computing basic and diluted earnings per share. Diluted earnings per share was calculated using the treasury stock method. The shares used as the denominator for those computations are as follows:

	Quarter Ended
In thousands	January 28, 2024	January 29, 2023
Basic Weighted-average Shares Outstanding	547,020	546,384
Dilutive Potential Common Shares	900	3,647
Diluted Weighted-average Shares Outstanding	547,920	550,031

Antidilutive Potential Common Shares	17,892	3,239

NOTE M - SEGMENT REPORTING

The Company develops, processes, and distributes a wide array of food products in a variety of markets. The Company reports its results in the following three segments: Retail, Foodservice, and International, which is consistent with how the Company's chief operating decision maker (CODM) assesses performance and allocates resources.

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

Intersegment sales are eliminated in consolidation and are not reviewed when evaluating segment performance. The Company does not allocate deferred compensation, expenses associated with the transformation and modernization initiative, investment income, interest expense, or interest income to its segments when measuring performance. The Company also retains various other income and expenses at the corporate level. Equity in Earnings of Affiliates is included in segment profit; however, earnings attributable to the Company’s corporate venturing investments and noncontrolling interests are excluded. These items are included below as Net Unallocated Expense and Noncontrolling Interest when reconciling to Earnings Before Income Taxes.

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

	Quarter Ended
In thousands	January 28, 2024	January 29, 2023
Net Sales
Retail	$1,911,272	$1,957,797
Foodservice	913,087	834,750
International	172,552	178,445
Total Net Sales	$2,996,911	$2,970,992

Segment Profit
Retail	$149,505	$154,677
Foodservice	150,164	136,442
International	20,031	19,905
Total Segment Profit	319,700	311,025
Net Unallocated Expense	34,020	29,755
Noncontrolling Interest	(134)	(69)
Earnings Before Income Taxes	$285,547	$281,201

The Company’s products primarily consist of meat and other food products. Total revenue contributed by classes of similar products are:

	Quarter Ended
In thousands	January 28, 2024	January 29, 2023
Perishable	$2,106,571	$2,080,461
Shelf-stable	890,340	890,531
Total Net Sales	$2,996,911	$2,970,992

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

The Company is a global manufacturer and marketer of branded food products. The Company’s three reportable segments are described in Note M - Segment Reporting in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The Company reported diluted net earnings per share of $0.40 for the first quarter of fiscal 2024, flat compared to last year. Adjusted diluted net earnings per share(1) was $0.41. Significant factors impacting the quarter were:

•Net sales for the first quarter increased 1 percent. The benefit from higher volumes in each segment and strong results in Foodservice more than offset lower sales in the Retail and International segments.
•Segment profit for the first quarter increased 3 percent, driven primarily by improved results in the Foodservice segment.
•Earnings before income taxes for the first quarter increased 2 percent, as the benefit from higher net sales, lower logistics expenses, and higher interest and investment income more than offset higher selling, general, and administrative expenses. Adjusted earnings before income taxes(1), excluding the impact of expenses related to the Company's transformation and modernization initiative, increased 5 percent compared to last year.
•Foodservice segment profit increased primarily due to higher sales and favorable logistics expenses.
•International segment profit increased due to the inclusion of our investment in Indonesia and significantly higher results from our partnership in the Philippines, which more than offset the impact from lower branded export demand and lower sales in China.
•Retail segment profit declined, as the benefit from higher sales in the snacking and entertaining vertical and lower logistics expenses was more than offset by the impact from lower commodity turkey pricing and lower equity in earnings from MegaMex Foods, LLC (MegaMex Foods).
•Year-to-date cash flow from operations was $404 million, up 98 percent compared to the prior year.

Consolidated Results

Volume, Net Sales, Earnings, and Diluted Earnings Per Share

	Quarter Ended
In thousands, except per share amounts	January 28, 2024	January 29, 2023	% Change
Volume (lbs.)	1,101,554	1,062,211	3.7
Net Sales	$2,996,911	$2,970,992	0.9
Earnings Before Income Taxes	285,547	281,201	1.5
Net Earnings Attributable to Hormel Foods Corporation	218,863	217,719	0.5
Diluted Earnings Per Share	0.40	0.40	—
Adjusted Diluted Earnings Per Share (1)	0.41	0.40	2.5
(1)    See the “Non-GAAP Financial Measures” section below for a description of the Company's use of measures not defined by United States Generally Accepted Accounting Principles (GAAP).

Net Sales
Net sales for the first quarter increased, led by the benefit from higher volumes in each segment and strong growth in Foodservice, more than offsetting lower sales in the Retail and International segments.

In Retail, net sales increased in the global flavors and snacking and entertaining verticals, and declined in the value-added meats, convenient meals and proteins, and bacon verticals. Demand was strong for many products, including Skippy® peanut butter, Planters® snack nuts, Wholly® dips, Herdez® salsas and sauces, La Victoria® salsas, Jennie-O® ground turkey, Hormel® Square Table™ entrees and Hormel® pepperoni, which each delivered volume and net sales improvement during the quarter. Foodservice net sales growth was broad-based, led by the Heritage Premium meats business and growth from Hormel® Bacon 1™ precooked bacon, premium prepared proteins, Jennie-O ® branded turkey items, and pepperoni. International net sales declined due to lower branded export sales and lower sales in China.

Cost of Products Sold

	Quarter Ended
In thousands	January 28, 2024	January 29, 2023	% Change
Cost of Products Sold	$2,488,178	$2,475,043	0.5

Total cost of products sold for the first quarter of fiscal 2024 increased due primarily to higher sales. On a per pound basis, cost of products sold decreased 3 percent, consistent with the Company's assumption for cost moderation in fiscal 2024.

Costs are expected to continue to moderate relative to the high levels of inflation the business has absorbed since the beginning of fiscal 2021. Raw material input costs for pork, beef, and feed are anticipated to remain volatile and above historical levels. The Company expects its transformation and modernization initiative to deliver cost savings throughout fiscal 2024, targeting packaging, logistics, and production costs.

Gross Profit

	Quarter Ended
In thousands	January 28, 2024	January 29, 2023	% Change
Gross Profit	$508,733	$495,949	2.6
Percent of Net Sales	17.0%	16.7%

Gross profit as a percent of net sales for the first quarter of fiscal 2024 increased due to improvement in the Foodservice and Retail segments, more than offsetting a decline in International. Both the Foodservice and Retail segments benefited from lower logistics expenses on a volume basis. Lower logistics expenses are due to lower industrywide freight rates and savings realized as part of our transformation and modernization initiative.

Looking ahead to the second quarter of fiscal 2024, the Company expects gross profit as a percent of net sales to be comparable to last year. The Company expects gross profit as a percent of net sales to increase for the International segment but decline for the Retail and Foodservice segments.

Selling, General, and Administrative (SG&A)

	Quarter Ended
In thousands	January 28, 2024	January 29, 2023	% Change
SG&A	$240,386	$222,056	8.3
Percent of Net Sales	8.0%	7.5%
Adjusted SG&A(1)	$231,671	$222,056	4.3
Adjusted Percent of Net Sales(1)	7.7%	7.5%
(1)    See the “Non-GAAP Financial Measures” section below for a description of the Company's use of measures not defined by GAAP.

For the first quarter of fiscal 2024, SG&A and SG&A as a percent of net sales increased. This was due to higher employee and external expenses, driven in part by the Company's transformation and modernization initiative. Adjusted SG&A as a percent of net sales(1) increased marginally compared to last year.

Advertising investments in the first quarter were $44 million, a decrease of 5 percent compared to last year. The Company expects full-year advertising expense to increase compared to the prior year.

Equity in Earnings of Affiliates

	Quarter Ended
In thousands	January 28, 2024	January 29, 2023	% Change
Equity in Earnings of Affiliates	$16,091	$15,559	3.4

Equity in earnings of affiliates for the first quarter of fiscal 2024 increased due to the inclusion of our investment in Indonesia and significantly higher results from our partnership in the Philippines, offsetting lower results for MegaMex Foods.

Interest and Investment Income and Interest Expense

	Quarter Ended
In thousands	January 28, 2024	January 29, 2023	% Change
Interest and Investment Income	$19,434	$10,096	92.5
Interest Expense	18,326	18,347	(0.1)

Interest and investment income for the first quarter of fiscal 2024 increased primarily due to improved performance from the rabbi trust and higher interest income.

Effective Tax Rate

	Quarter Ended
	January 28, 2024	January 29, 2023
Effective Tax Rate	23.4%	22.6%

The higher effective tax rate in the first quarter of fiscal 2024 is primarily due to the impact of certain discrete items and higher federal deductions last year. The effective tax rate for fiscal 2024 is expected to be between 21.0% and 23.0%. For further information, refer to Note K - Income Taxes of the Notes to the Consolidated Financial Statements.

Segment Results

Net sales and segment profit for each of the Company’s reportable segments are set forth below. The Company does not allocate deferred compensation, expenses associated with the transformation and modernization initiative, investment income, interest expense, or interest income to its segments when measuring performance. The Company also retains various other income and expenses at the corporate level. Equity in Earnings of Affiliates is included in segment profit; however, earnings attributable to the Company’s corporate venturing investments and noncontrolling interests are excluded. These items are included below as Net Unallocated Expense and Noncontrolling Interest when reconciling to Earnings Before Income Taxes.

The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets. Therefore, the Company does not represent that these segments, if operated independently, would report the profit and other financial information shown below.

	Quarter Ended
In thousands	January 28, 2024	January 29, 2023	% Change
Net Sales
Retail	$1,911,272	$1,957,797	(2.4)
Foodservice	913,087	834,750	9.4
International	172,552	178,445	(3.3)
Total	$2,996,911	$2,970,992	0.9

Segment Profit
Retail	$149,505	$154,677	(3.3)
Foodservice	150,164	136,442	10.1
International	20,031	19,905	0.6
Total Segment Profit	319,700	311,025	2.8
Net Unallocated Expense	34,020	29,755	14.3
Noncontrolling Interest	(134)	(69)	(95.4)
Earnings Before Income Taxes	$285,547	$281,201	1.5

Retail

	Quarter Ended
In thousands	January 28, 2024	January 29, 2023	% Change
Volume (lbs.)	765,412	752,887	1.7
Net Sales	$1,911,272	$1,957,797	(2.4)
Segment Profit	149,505	154,677	(3.3)

For the first quarter of fiscal 2024, volume growth was driven by the value-added meats, global flavors, emerging brands and bacon verticals. Net sales declined primarily due to lower contract manufacturing volume and lower commodity turkey pricing. Demand was strong for many products, including Skippy® peanut butter, Planters® snack nuts, Wholly® dips, Herdez® salsas and sauces, La Victoria® salsas, Jennie-O® ground turkey, Hormel® Square Table™ entrees and Hormel® pepperoni, which each delivered volume and net sales improvement during the quarter.

Segment profit declined, as the benefit from higher sales in the snacking and entertaining vertical and lower logistics expenses was more than offset by the impact from lower commodity turkey pricing and lower equity in earnings from MegaMex Foods.

Looking to the second quarter of fiscal 2024, the Retail segment expects lower segment profit compared to last year. Segment profit is expected to be pressured by lower pricing in whole bird turkey markets and higher SG&A. Risks to this outlook include a further slowing in consumer demand, a higher-than-expected impact from elasticities as a result of pricing actions, and greater-than-expected pricing headwinds in the whole bird turkey business.

Foodservice

	Quarter Ended
In thousands	January 28, 2024	January 29, 2023	% Change
Volume (lbs.)	256,007	237,087	8.0
Net Sales	$913,087	$834,750	9.4
Segment Profit	150,164	136,442	10.1

Volume and net sales growth for the first quarter of fiscal 2024 was broad-based and across numerous categories, led by Jennie-O® turkey and double-digit gains for products such as Hormel® Bacon 1™ cooked bacon, pepperoni, Austin Blues® smoked meats and Café H® globally inspired proteins. Additionally, the Company's Heritage Premium Meats group drove strong volume and double-digit net sales improvement for the quarter.

Segment profit increased primarily due to higher sales and favorable logistics expenses.

For the second quarter, the Foodservice segment expects higher segment profit compared to the prior year. Continued volume growth is expected to be offset by lower margins and higher SG&A compared to last year. Risks to this outlook include a softening of foodservice industry demand and higher-than-expected operating costs.

International

	Quarter Ended
In thousands	January 28, 2024	January 29, 2023	% Change
Volume (lbs.)	80,135	72,237	10.9
Net Sales	$172,552	$178,445	(3.3)
Segment Profit	20,031	19,905	0.6

During the first quarter of fiscal 2024, higher commodity exports led to volume gains compared to last year. Net sales declined due to lower branded export sales and lower sales in China. Also in China, foodservice results improved as we lapped COVID-related disruption last year. This benefit was more than offset by continued weakness in the retail channel.

Segment profit increased for the quarter due to the inclusion of our investment in Indonesia and significantly higher results from our partnership in the Philippines, which offset the impact from lower branded export demand and lower sales in China.

In the second quarter of fiscal 2024, the International segment anticipates segment profit to increase significantly compared to last year. This recovery is expected to be driven by improvement across the business, including from its branded exports, partnership in the Philippines, and multinational business in Brazil. The Company also expects a benefit from the inclusion of its investment in Indonesia. Risks to this outlook include continued softness in China and commodity headwinds impacting the export business.

Unallocated Income and Expense

	Quarter Ended
In thousands	January 28, 2024	January 29, 2023
Net Unallocated Expense	$34,020	$29,755
Noncontrolling Interest	(134)	(69)

For the first quarter of fiscal 2024, net unallocated expense increased driven by transformation and modernization initiative costs and higher employee-related expenses, partially offset by favorable rabbi trust performance and higher interest income.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2023.

(1)Non-GAAP Financial Measures

This filing includes measures of financial performance that are not defined by GAAP. The Company utilizes these non-GAAP measures to understand and evaluate operating performance on a consistent basis. These measures may also be used when making decisions regarding resource allocation and in determining incentive compensation. The Company believes these non-GAAP financial measures provide useful information to investors because they facilitate year-over-year comparison and comparison with peer companies as well as provide additional information about trends in the Company’s operations. Non-GAAP measures are not intended to be a substitute for GAAP measures in analyzing financial performance. These non-GAAP measures are not in accordance with generally accepted accounting principles and may be different from non-GAAP measures used by other companies.

In the fourth quarter of fiscal 2023, the Company announced a multi-year transformation and modernization initiative. The strategic investments in this initiative are expected to cease at the end of the investment period, are not expected to recur in the foreseeable future and are not considered representative of the Company's underlying operating performance. The Company does not believe such costs to be reflective of the ongoing operating cost structure; therefore, the Company is excluding certain discrete costs related to the transformation and modernization initiative from the non-GAAP financial measures. Expenses for this initiative are comprised primarily of non-recurring charges for consulting fees, which are reflected in SG&A, and charges related to portfolio optimization, which are reflected in Cost of Products Sold. This presentation is consistent with the information the Company’s management is using to evaluate performance and allocate resources and facilitates comparison of operating performance across multiple periods.

Adjusted cost of products sold, adjusted SG&A, adjusted operating income, adjusted earnings before income taxes, adjusted net earnings attributable to Hormel Foods Corporation, adjusted diluted net earnings per share, adjusted SG&A as a percent of net sales, and adjusted operating margin exclude certain costs associated with the transformation and modernization initiative. The tax impact was calculated using the effective tax rate for the quarter in which the expense was incurred.

The table below shows the calculations to reconcile from the GAAP measures to the non-GAAP financial measures.

	Quarter Ended
In thousands, except per share amounts	January 28, 2024	January 29, 2023
Cost of Products Sold (GAAP)	$2,488,178	$2,475,043
Transformation and Modernization Initiative	(1,598)	—
Adjusted Cost of Products Sold (Non-GAAP)	$2,486,580	$2,475,043

SG&A (GAAP)	$240,386	$222,056
Transformation and Modernization Initiative	(8,715)	—
Adjusted SG&A (Non-GAAP)	$231,671	$222,056

Operating Income (GAAP)	$284,438	$289,452
Transformation and Modernization Initiative	10,313	—
Adjusted Operating Income (Non-GAAP)	$294,751	$289,452

Earnings Before Income Taxes (GAAP)	$285,547	$281,201
Transformation and Modernization Initiative	10,313	—
Adjusted Earnings Before Income Taxes (Non-GAAP)	$295,859	$281,201

Net Earnings Attributable to Hormel Foods Corporation (GAAP)	$218,863	$217,719
Transformation and Modernization Initiative	7,900	—
Adjusted Net Earnings Attributable to Hormel Foods Corporation (Non-GAAP)	$226,763	$217,719

Diluted Net Earnings Per Share (GAAP)	$0.40	$0.40
Transformation and Modernization Initiative	0.01	—
Adjusted Diluted Net Earnings Per Share (Non-GAAP)	$0.41	$0.40

SG&A as a Percent of Net Sales (GAAP)	8.0%	7.5%
Transformation and Modernization Initiative	(0.3)	—
Adjusted SG&A as a Percent of Net Sales (Non-GAAP)	7.7%	7.5%

Operating Margin (GAAP)	9.5%	9.7%
Transformation and Modernization Initiative	0.3	—
Adjusted Operating Margin (Non-GAAP)	9.8%	9.7%

LIQUIDITY AND CAPITAL RESOURCES

When assessing liquidity and capital resources, the Company evaluates cash and cash equivalents, short-term and long-term investments, income from operations, and borrowing capacity.

Cash Flow Highlights

	Quarter Ended
In thousands	January 28, 2024	January 29, 2023
Cash and Cash Equivalents	$963,212	$599,789
Cash Provided by (Used in) Operating Activities	403,980	203,629
Cash Provided by (Used in) Investing Activities	(48,154)	(451,469)
Cash Provided by (Used in) Financing Activities	(133,365)	(141,570)
Increase (Decrease) in Cash and Cash Equivalents	226,680	(382,318)

Cash and cash equivalents increased $227 million for the first quarter of fiscal 2024, as cash from operating activities was sufficient to cover dividend payments and capital expenditures. The purchase of a minority interest in PT Garudafood Putra Putri Jaya Tbk (Garudafood) was the primary driver of the decline in cash and cash equivalents in the prior year. Additional details related to significant drivers of cash flows are provided below.

Cash Provided by (Used in) Operating Activities
•Cash flows from operating activities were largely impacted by changes in operating assets and liabilities.
–Inventory decreased $104 million for the first quarter of fiscal 2024 compared to an increase of $12 million in the prior year. The decrease in inventory during fiscal 2024 was due to improvement in the Company's supply chain and the negative impact of Highly Pathogenic Avian Influenza on turkey operations. The increase in inventory during fiscal 2023 was due to production outpacing sales.
–Accounts receivable decreased $68 million and $80 million during the first quarter of fiscal 2024 and fiscal 2023, respectively primarily due to lower sales.
–Accounts payable and accrued expenses decreased $132 million and $171 million in the first quarter of fiscal 2024 and fiscal 2023, respectively, due to annual incentive payments, feed and livestock deferral payments, and general timing of payments.

Cash Provided by (Used in) Investing Activities
•Capital expenditures were $47 million and $37 million in the first quarter of fiscal 2024, and fiscal 2023, respectively. The largest spend in the first quarter of fiscal 2024 was for the transition from harvest to value-added capacity at our facility in Barron, Wisconsin and wastewater infrastructure to support our operations in Austin, Minnesota. The largest spend in the first quarter of fiscal 2023 was related to capacity expansion for pepperoni and the SPAM® family of products.
•During the first quarter of fiscal 2023, the Company purchased a minority interest in Garudafood for $411 million.

Cash Provided by (Used in) Financing Activities
•Cash dividends paid to the Company’s shareholders are an ongoing financing activity for the Company with payments totaling $150 million during the first quarter of fiscal 2024, compared to $142 million in the first quarter of fiscal 2023.
•Proceeds from the exercise of stock options were $19 million in the first quarter of fiscal 2024, compared to $3 million in the first quarter of fiscal 2023. The increase in proceeds was due to more options exercised during fiscal 2024 compared to fiscal 2023.

Sources and Uses of Cash
The Company’s balanced business model, with diversification across raw material inputs, channels, and categories, provides stability in ever-changing economic environments. The Company maintains a disciplined capital allocation strategy by applying a waterfall approach, which focuses first on required uses of cash, such as capital expenditures to maintain facilities, dividend returns to investors, mandatory debt repayments, and pension obligations. Next, the Company looks to strategic items in support of growth initiatives, such as capital projects, acquisitions, additional dividend increases, and working capital investments. Finally, the Company evaluates opportunistic uses, including incremental debt repayment and share repurchases.

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

Dividend Payments
The Company remains committed to providing returns to investors through cash dividends. The Company has paid 382 consecutive quarterly dividends since becoming a public company in 1928. The annual dividend rate for fiscal 2024 increased to $1.13 per share, representing the 58th consecutive annual dividend increase.

Capital Expenditures
Capital expenditures are first allocated to required maintenance and then growth opportunities based on the needs of the business. Capital expenditures supporting growth opportunities in fiscal 2024 are expected to focus on projects related to value-added capacity, infrastructure, and new technology. Capital expenditures for fiscal 2024 are estimated to be $280 million.

Debt
As of January 28, 2024, the Company’s outstanding debt included $3.3 billion of fixed rate unsecured senior notes due in fiscal 2024, 2028, 2030, and 2051 with interest payable semi-annually. During the first quarter of fiscal 2024, the Company made $28 million of interest payments and expects to make an additional $28 million of interest payments during fiscal 2024 on these notes. On January 30, 2024, the Company's Board of Directors approved up to $500 million of new long-term financing which is intended, along with cash on hand, to pay the $950 million notes due June 2024 upon maturity. See Note J - Long-Term Debt and Other Borrowing Arrangements of the Notes to the Consolidated Financial Statements for additional information.

Borrowing Capacity
As a source of short-term financing, the Company maintains a $750 million unsecured revolving credit facility. The maximum commitment under this credit facility may be further increased by $375 million, generally by mutual agreement of the lenders and the Company, subject to certain customary conditions. Funds drawn from this facility may be used by the Company to refinance existing debt, for working capital or other general corporate purposes, and for funding acquisitions. The lending commitments under the facility are scheduled to expire on May 6, 2026, at which time the Company will be required to pay in full all obligations then outstanding. As of January 28, 2024, the Company had no outstanding draws from this facility.

Debt Covenants
The Company’s debt and credit agreements contain customary terms and conditions including representations, warranties, and covenants. These debt covenants limit the ability of the Company to, among other things, incur debt for borrowed money secured by certain liens, engage in certain sale and leaseback transactions, and require maintenance of certain consolidated leverage ratios. As of January 28, 2024, the Company was in compliance with all covenants and expects to maintain compliance in the future.

Cash Held by International Subsidiaries
As of January 28, 2024, the Company had $190 million of cash and cash equivalents held by international subsidiaries. The Company maintains all undistributed earnings as permanently reinvested. The Company evaluates the balance and uses of cash held internationally based on the needs of the business.

Share Repurchases
The Company is authorized to repurchase 3,677,494 shares of common stock as part of an existing plan approved by the Company’s Board of Directors. During the first quarter of fiscal 2024, the Company did not repurchase any shares of stock. The Company continues to evaluate share repurchases as part of its capital allocation strategy.

Commitments
There have been no material changes to the information regarding the Company’s future contractual financial obligations previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2023.

TRADEMARKS

References to the Company’s brands or products in italics within this report represent valuable trademarks owned or licensed by Hormel Foods, LLC or other subsidiaries of Hormel Foods Corporation.

CRITICAL ACCOUNTING ESTIMATES

Management's discussion and analysis of financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates, judgments, and assumptions that can have a meaningful effect on the reporting of consolidated financial statements. The significant accounting policies used in preparing these Consolidated Financial Statements are consistent with those described in Note A - Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in the Form 10-K.

Critical accounting estimates are defined as those reflective of significant judgments, estimates, and uncertainties, which may result in materially different results under different assumptions and conditions. There have been no material changes in the Company’s Critical Accounting Estimates as disclosed in its Annual Report on Form 10-K for the fiscal year ended October 29, 2023.

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

The Company cautions readers not to place undue reliance on forward-looking statements, which represent current views as of the date made. Forward-looking statements are inherently at risk to changes in the national and worldwide economic environment, which could include, among other things, risks related to the deterioration of economic conditions; risks associated with acquisitions, joint ventures, equity investments, and divestitures; potential disruption of operations, including at co-manufacturers, suppliers, logistics providers, customers, or other third-party service providers; failure to realize anticipated cost savings or operating efficiencies associated with strategic initiatives; risk of loss of a material contract; the Company’s inability to protect information technology systems against, or effectively respond to, cyber attacks or security breaches; deterioration of labor relations, labor availability or increases to labor costs; general risks of the food industry, including food contamination; outbreaks of disease among livestock and poultry flocks; fluctuations in commodity prices and availability of raw materials and other inputs; fluctuations in market demand for the Company’s products; damage to the Company’s reputation or brand image; climate change, or legal, regulatory, or market measures to address climate change; risks of litigation; potential sanctions and compliance costs arising from government regulation; compliance with stringent environmental regulations and potential environmental litigation; and risks arising from the Company’s foreign operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various forms of market risk as a part of its ongoing business practices. The Company utilizes derivative instruments to mitigate earnings fluctuations due to market volatility.

Commodity Price Risk: The Company is subject to commodity price risk primarily through grain, lean hog, natural gas, and diesel fuel markets. To reduce these exposures and offset the fluctuations caused by changes in market conditions, the Company employs hedging programs. These programs utilize futures, swaps, and options contracts and are accounted for as cash flow hedges. The fair value of the Company’s cash flow commodity contracts as of January 28, 2024 was $(10.5) million, compared to $(17.1) million as of October 29, 2023. The Company measures its market risk exposure on its cash flow commodity contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices. A 10 percent decrease in the market price would have negatively impacted the fair value of the Company's cash flow commodity contracts as of January 28, 2024 by $25.4 million, which in turn would lower the Company's future cost on purchased commodities by a similar amount.

Interest Rate Risk: The Company is subject to interest rate risk primarily from changes in fair value of long-term fixed rate debt. As of January 28, 2024, the Company’s long-term debt had a fair value of $2.8 billion compared to $2.7 billion as of October 29, 2023. The Company measures its market risk exposure of long-term fixed rate debt using a sensitivity analysis, which considers a 10 percent change in interest rates. A 10 percent decrease in interest rates would have positively impacted the fair value of the Company’s long-term debt as of January 28, 2024 by $76.9 million. A 10 percent increase would have negatively impacted the long-term debt by $71.6 million.

Foreign Currency Exchange Rate Risk: The fair values of certain assets are subject to fluctuations in foreign currency exchange rates. The Company's net asset position in foreign currencies as of January 28, 2024 and October 29, 2023 was $1.1 billion, with most of the exposure existing in Indonesian rupiah, Chinese yuan, and Brazilian real. The Company currently does not use market risk sensitive instruments to manage this risk.

Investment Risk: The Company has corporate-owned life insurance policies classified as trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans. As of January 28, 2024, the balance of these securities totaled $199.7 million compared to $188.2 million as of October 29, 2023. The rabbi trust is invested primarily in fixed income funds. The Company is subject to market risk due to fluctuations in the value of the remaining investments as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis. A 10 percent decline in the value of the investments not held in fixed income funds would have negatively impacted the Company’s pretax earnings by approximately $8.9 million, while a 10 percent increase in value would have a positive impact of the same amount.

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

(b)    Internal Controls.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) through the first quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information regarding legal proceedings is available in Note I - Commitments and Contingencies of the Notes to the Consolidated Financial Statements.

Item 1A. RISK FACTORS

The Company’s business, operations, and financial condition are subject to various risks and uncertainties. There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2023.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuer purchases of equity securities in the quarter ended January 28, 2024. On January 29, 2013, the Company’s Board of Directors authorized the repurchase of 10,000,000 shares of its common stock with no expiration date. On January 26, 2016, the Board of Directors approved a two-for-one split of the Company’s common stock to be effective January 27, 2016. As part of the stock split resolution, the number of shares remaining to be repurchased was adjusted proportionately. The maximum number of shares that may yet be purchased under the repurchase plans or programs as of January 28, 2024, is 3,677,494.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

During the fiscal quarter ended January 28, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as the terms are defined in Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

3.1	Restated Certificate of Incorporation of Hormel Foods Corporation, as restated January 31, 2024.

10.1	Hormel Foods Corporation Long-Term Incentive Plan Award Agreement Under the 2018 Incentive Compensation Plan.

10.2	Hormel Foods Corporation Stock Option Agreement Under the 2018 Incentive Compensation Plan.

10.3	Hormel Foods Corporation Restricted Stock Unit Agreement Under the 2018 Incentive Compensation Plan.

31.1	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended January 28, 2024, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Condensed Statements of Financial Position, (iv) Consolidated Statements of Changes in Shareholders’ Investment, (v) Consolidated Condensed Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2024, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORMEL FOODS CORPORATION
(Registrant)

Date: February 29, 2024	By:	/s/ JACINTH C. SMILEY
JACINTH C. SMILEY
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 29, 2024	By:	/s/ PAUL R. KUEHNEMAN
PAUL R. KUEHNEMAN
Vice President and Controller
(Principal Accounting Officer)