Form 10-Q
period 2024-04-28
HORMEL FOODS CORP /DE/
filed 2024-05-30
CIK 48465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 28, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 27, 2024
Common Stock	$0.01465	par value	548,305,384
Common Stock Nonvoting	$0.01	par value	0

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Quarter Ended		Six Months Ended
In thousands, except per share amounts	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023
Net Sales	$2,887,352	$2,977,639	$5,884,263	$5,948,632
Cost of Products Sold	2,383,546	2,486,220	4,871,723	4,961,263
Gross Profit	503,806	491,419	1,012,539	987,369
Selling, General, and Administrative	266,668	212,492	507,054	434,548
Equity in Earnings of Affiliates	15,182	16,870	31,273	32,429
Operating Income	252,320	295,798	536,758	585,250
Interest and Investment Income	13,497	1,365	32,932	11,461
Interest Expense	21,679	18,323	40,005	36,670
Earnings Before Income Taxes	244,139	278,839	529,685	560,041
Provision for Income Taxes	54,931	61,624	121,749	125,175
Net Earnings	189,207	217,215	407,936	434,866
Less: Net Earnings (Loss) Attributable to Noncontrolling Interest	(70)	(24)	(204)	(92)
Net Earnings Attributable to Hormel Foods Corporation	$189,278	$217,239	$408,140	$434,958

Net Earnings Per Share
Basic	$0.35	$0.40	$0.75	$0.80
Diluted	$0.34	$0.40	$0.74	$0.79

Weighted-average Shares Outstanding
Basic	547,868	546,424	547,444	546,404
Diluted	548,685	549,013	548,303	549,522

See Notes to the Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

	Quarter Ended		Six Months Ended
In thousands	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023
Net Earnings	$189,207	$217,215	$407,936	$434,866
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(19,315)	22,887	(7,856)	37,934
Pension and Other Benefits	2,068	2,183	4,197	5,173
Derivatives and Hedging	11,998	(19,063)	17,205	(33,577)
Equity Method Investments	(6,444)	1,408	(3,561)	1,408
Total Other Comprehensive Income (Loss)	(11,693)	7,416	9,985	10,938
Comprehensive Income	177,515	224,631	417,921	445,804
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	(220)	18	(146)	172
Comprehensive Income Attributable to Hormel Foods Corporation	$177,735	$224,613	$418,067	$445,632

See Notes to the Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
Unaudited

In thousands, except share and per share amounts	April 28, 2024	October 29, 2023
Assets
Cash and Cash Equivalents	$1,486,368	$736,532
Short-term Marketable Securities	23,074	16,664
Accounts Receivable (Net of Allowance for Doubtful Accounts of $3,691 at April 28, 2024, and $3,557 at October 29, 2023)	731,984	817,391
Inventories	1,673,500	1,680,406
Prepaid Expenses and Other Current Assets	61,592	46,256
Total Current Assets	3,976,519	3,297,249
Goodwill	4,929,034	4,928,464
Other Intangibles	1,748,778	1,757,171
Pension Assets	195,530	204,697
Investments in Affiliates	710,029	725,121
Other Assets	412,359	370,252
Property, Plant, and Equipment
Land	74,760	74,626
Buildings	1,469,520	1,458,354
Equipment	2,801,333	2,781,730
Construction in Progress	241,749	195,665
Less: Allowance for Depreciation	(2,424,237)	(2,344,557)
Net Property, Plant, and Equipment	2,163,124	2,165,818
Total Assets	$14,135,373	$13,448,772
Liabilities and Shareholders’ Investment
Accounts Payable	$691,498	$771,397
Accrued Expenses	66,235	51,679
Accrued Marketing Expenses	117,731	87,452
Employee-related Expenses	238,709	263,330
Interest and Dividends Payable	179,773	172,178
Taxes Payable	53,573	15,212
Current Maturities of Long-term Debt	957,292	950,529
Total Current Liabilities	2,304,811	2,311,776
Long-term Debt Less Current Maturities	2,852,604	2,358,719
Pension and Post-retirement Benefits	356,048	349,268
Deferred Income Taxes	504,907	498,106
Other Long-term Liabilities	220,551	191,917
Shareholders’ Investment
Preferred Stock, Par Value $0.01 a Share — Authorized 160,000,000 Shares; Issued — None	—	—
Common Stock, Nonvoting, Par Value $0.01 a Share — Authorized 400,000,000 Shares; Issued — None	—	—
Common Stock, Par Value $0.01465 a Share — Authorized 1,600,000,000 Shares; Shares Issued as of April 28, 2024: 548,029,632 Shares Issued as of October 29, 2023: 546,599,420	8,028	8,007
Additional Paid-in Capital	549,130	506,179
Accumulated Other Comprehensive Loss	(262,325)	(272,252)
Retained Earnings	7,591,157	7,492,952
Hormel Foods Corporation Shareholders’ Investment	7,885,990	7,734,885
Noncontrolling Interest	10,462	4,100
Total Shareholders’ Investment	7,896,452	7,738,985
Total Liabilities and Shareholders’ Investment	$14,135,373	$13,448,772

See Notes to the Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT
Unaudited

	Quarter Ended April 30, 2023
		Hormel Foods Corporation Shareholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
In thousands, except per share amounts	Shares	Amount	Shares	Amount
Balance at January 29, 2023	546,466	$8,006	—	$—	$477,470	$7,380,689	$(252,261)	$5,089	$7,618,993
Net Earnings (Loss)						217,239		(24)	217,215
Other Comprehensive Income (Loss)							7,374	42	7,416
Purchases of Common Stock			(310)	(12,303)					(12,303)
Stock-based Compensation Expense	44	—			10,711				10,711
Exercise of Stock Options/Restricted Shares	56	1			(81)				(80)
Shares Retired	(310)	(5)	310	12,303	(277)	(12,021)			—
Declared Dividends – $0.2750 per Share					277	(150,614)			(150,337)
Balance at April 30, 2023	546,255	$8,002	—	$—	$488,100	$7,435,292	$(244,887)	$5,108	$7,691,615

	Quarter Ended April 28, 2024
		Hormel Foods Corporation Shareholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
In thousands, except per share amounts	Shares	Amount	Shares	Amount
Balance at January 28, 2024	547,596	$8,021	—	$—	$529,715	$7,557,157	$(250,783)	$4,455	$7,848,566
Net Earnings (Loss)						189,278		(70)	189,207
Other Comprehensive Income (Loss)							(11,543)	(150)	(11,693)
Contribution from Noncontrolling Interest								6,228	6,228
Stock-based Compensation Expense	52	1			10,559				10,561
Exercise of Stock Options/Restricted Shares	382	6			8,555				8,561
Declared Dividends – $0.2825 per Share					300	(155,278)			(154,977)
Balance at April 28, 2024	548,030	$8,028	—	$—	$549,130	$7,591,157	$(262,325)	$10,462	$7,896,452

See Notes to the Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT
Unaudited

	Six Months Ended April 30, 2023
		Hormel Foods Corporation Shareholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
In thousands, except per share amounts	Shares	Amount	Shares	Amount
Balance at October 30, 2022	546,237	$8,002	—	$—	$469,468	$7,313,374	$(255,561)	$4,936	$7,540,219
Net Earnings (Loss)						434,958		(92)	434,866
Other Comprehensive Income (Loss)							10,674	264	10,938
Purchases of Common Stock			(310)	(12,303)					(12,303)
Stock-based Compensation Expense	44	—			15,912				15,912
Exercise of Stock Options/Restricted Shares	284	4			2,551				2,555
Shares Retired	(310)	(5)	310	12,303	(277)	(12,021)			—
Declared Dividends – $0.5500 per Share					446	(301,019)			(300,574)
Balance at April 30, 2023	546,255	$8,002	—	$—	$488,100	$7,435,292	$(244,887)	$5,108	$7,691,615

	Six Months Ended April 28, 2024
		Hormel Foods Corporation Shareholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
In thousands, except per share amounts	Shares	Amount	Shares	Amount
Balance at October 29, 2023	546,599	$8,007	—	$—	$506,179	$7,492,952	$(272,252)	$4,100	$7,738,985
Net Earnings (Loss)						408,140		(204)	407,936
Other Comprehensive Income (Loss)							9,927	59	9,985
Contribution from Noncontrolling Interest								6,508	6,508
Stock-based Compensation Expense	52	1			15,004				15,005
Exercise of Stock Options/Restricted Shares	1,378	20			27,439				27,459
Declared Dividends – $0.5650 per Share					509	(309,935)			(309,426)
Balance at April 28, 2024	548,030	$8,028	—	$—	$549,130	$7,591,157	$(262,325)	$10,462	$7,896,452

See Notes to the Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended
In thousands	April 28, 2024	April 30, 2023
Operating Activities
Net Earnings	$407,936	$434,866
Adjustments to Reconcile to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	127,696	123,243
Equity in Earnings of Affiliates	(31,273)	(32,429)
Distributions Received from Equity Method Investees	25,731	13,652
Provision for Deferred Income Taxes	(468)	(479)
Non-cash Investment Activities	(14,804)	(7,097)
Stock-based Compensation Expense	15,005	15,912
Operating Lease Cost	18,191	10,029
Other Non-cash, Net	13,501	7,108
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Accounts Receivable	87,685	106,129
Decrease (Increase) in Inventories	7,386	(27,310)
Decrease (Increase) in Prepaid Expenses and Other Assets	10,279	(58,626)
Increase (Decrease) in Pension and Post-retirement Benefits	21,504	20,206
Increase (Decrease) in Accounts Payable and Accrued Expenses	(77,665)	(205,218)
Increase (Decrease) in Net Income Taxes Payable	29,423	11,769
Net Cash Provided by (Used in) Operating Activities	640,127	411,754
Investing Activities
Net Sale (Purchase) of Securities	(5,499)	(47)
Purchases of Property, Plant, and Equipment	(107,175)	(90,581)
Proceeds from Sales of Property, Plant, and Equipment	397	5,035
Proceeds from (Purchases of) Affiliates and Other Investments	(450)	(427,407)
Proceeds from Company-owned Life Insurance	11	1,933
Net Cash Provided by (Used in) Investing Activities	(112,716)	(511,068)
Financing Activities
Proceeds from Long-term Debt	497,765	—
Payment of Debt Issuance Costs	(1,105)	—
Repayments of Long-term Debt and Finance Leases	(4,520)	(4,376)
Dividends Paid on Common Stock	(305,035)	(292,616)
Share Repurchase	—	(12,303)
Proceeds from Exercise of Stock Options	27,459	2,555
Proceeds from Noncontrolling Interest	6,508	—
Net Cash Provided by (Used in) Financing Activities	221,072	(306,739)
Effect of Exchange Rate Changes on Cash	1,353	4,442
Increase (Decrease) in Cash and Cash Equivalents	749,836	(401,611)
Cash and Cash Equivalents at Beginning of Year	736,532	982,107
Cash and Cash Equivalents at End of Period	$1,486,368	$580,496

Supplemental Non-cash Financing and Investing Activities:
Purchases of property, plant, and equipment included in accounts payable	$14,147	$3,488

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

Accounting Changes and Recent Accounting Pronouncements:

New Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The update is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment, and any additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and requires retrospective application to all prior periods presented in the financial statements. The Company is currently assessing the timing and impact of adopting the updated provisions.

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The update is intended to enhance transparency and decision usefulness of income tax disclosures. This ASU updates income tax disclosure requirements by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. The update is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the timing and impact of adopting the updated provisions.

Recently issued accounting standards or pronouncements not disclosed have been excluded as they are currently not relevant to the Company.

NOTE B - GOODWILL AND INTANGIBLE ASSETS

Goodwill: The change in the carrying amount of goodwill for the six months ended April 28, 2024, is:

In thousands	Retail	Foodservice	International	Total
Balance at October 29, 2023	$2,916,796	$1,750,594	$261,074	$4,928,464
Foreign Currency Translation	—	—	570	570
Balance at April 28, 2024	$2,916,796	$1,750,594	$261,644	$4,929,034

Intangible Assets: The carrying amounts for indefinite-lived intangible assets are:

In thousands	April 28, 2024	October 29, 2023
Brands/Trade Names/Trademarks	$1,636,807	$1,636,807
Other Intangibles	184	184
Foreign Currency Translation	(5,860)	(5,893)
Total Indefinite-lived Intangible Assets	$1,631,131	$1,631,098

The gross carrying amount and accumulated amortization for definite-lived intangible assets are:

	April 28, 2024		October 29, 2023
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer Lists/Relationships	$168,239	$(88,355)	$168,239	$(82,658)
Other Intangibles	59,241	(17,982)	59,241	(15,857)
Trade Names/Trademarks	6,210	(5,377)	6,540	(5,089)
Foreign Currency Translation	—	(4,329)	—	(4,344)
Total Definite-lived Intangible Assets	$233,690	$(116,044)	$234,020	$(107,947)

Amortization expense on intangible assets is as follows:

	Quarter Ended		Six Months Ended
In thousands	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023
Amortization Expense	$3,978	$4,594	$8,442	$9,201

Estimated annual amortization expense on intangible assets for the five fiscal years after October 29, 2023, is as follows:

In thousands	Amortization Expense
2024	$16,381
2025	14,681
2026	14,210
2027	13,940
2028	13,009

NOTE C - INVESTMENTS IN AFFILIATES

Equity in Earnings of Affiliates consists of:

		Quarter Ended		Six Months Ended
In thousands	% Owned	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023
MegaMex Foods, LLC(1)	50%	$8,288	$12,932	$16,379	$26,613
Other Equity Method Investments(2)	Various (20-50%)	6,894	3,939	14,894	5,816
Total Equity in Earnings of Affiliates		$15,182	$16,870	$31,273	$32,429
(1)    MegaMex Foods, LLC is reflected in the Retail segment.
(2)    Other Equity Method Investments are primarily reflected in the International segment but also include corporate venturing investments.

Distributions received from equity method investees include:

	Quarter Ended		Six Months Ended
In thousands	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023
Dividends	$10,000	$10,000	$25,731	$13,652

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

The Company obtained its Garudafood interest for a purchase price of $425.8 million, including associated transaction costs. The transaction was funded using the Company’s cash on hand. Based on a third-party valuation, the Company’s basis difference between the fair value of the investment and proportionate share of the carrying value of Garudafood’s net assets is $324.8 million. The basis difference related to inventory, property, plant and equipment, and certain intangible assets is being amortized through Equity in Earnings of Affiliates over the associated useful lives. As of April 28, 2024, the remaining basis difference was $314.8 million, which includes the impact of foreign currency translation. Based on quoted market prices, the fair value of the common stock held in Garudafood was $275.4 million as of April 26, 2024.

The Company recognized a basis difference of $21.3 million associated with the formation of MegaMex Foods, LLC, of which $8.9 million is remaining as of April 28, 2024. This difference is being amortized through Equity in Earnings of Affiliates.

NOTE D - INVENTORIES

Principal components of inventories are:

In thousands	April 28, 2024	October 29, 2023
Finished Products	$959,385	$954,432
Raw Materials and Work-in-Process	445,586	448,535
Operating Supplies	152,904	168,289
Maintenance Materials and Parts	115,624	109,151
Total Inventories	$1,673,500	$1,680,406

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

Cash Flow Commodity Hedges: The Company uses futures, swaps, and options contracts to offset price fluctuations in the Company’s future purchases of grain, lean hogs, natural gas, and diesel fuel. These contracts are designated as cash flow hedges; therefore, effective gains or losses related to these cash flow hedges are reported in Accumulated Other Comprehensive Loss (AOCL) and reclassified into earnings, through Cost of Products Sold, in the periods in which the hedged transactions affect earnings. The Company typically does not hedge its grain, natural gas, or diesel fuel exposure beyond the next two upcoming fiscal years and its lean hog exposure beyond the next fiscal year.

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

Volume: The Company’s outstanding contracts related to its commodity hedging programs include:

In millions	April 28, 2024	October 29, 2023
Corn	28.5 bushels	30.7 bushels
Lean Hogs	174.0 pounds	144.2 pounds
Natural Gas	3.2 MMBtu	3.0 MMBtu
Diesel Fuel	0.9 gallons	— gallons

Fair Value of Derivatives: The gross fair values of the Company’s derivative instruments designated as hedges are:

In thousands	Location on Consolidated Condensed Statements of Financial Position	April 28, 2024	October 29, 2023
Commodity Contracts(1)	Other Current Assets	$1,081	$(13,233)
(1)    Amounts represent the gross fair value of commodity derivative assets and liabilities. The Company nets the derivative assets and liabilities for each of its commodity hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract. The amount or timing of cash collateral balances may impact the classification of the commodity derivative on the Consolidated Condensed Statements of Financial Position. The gross asset position as of April 28, 2024 excludes the right to reclaim net cash collateral of $11.5 million contained within the master netting arrangement. The gross liability position as of October 29, 2023 is offset by the right to reclaim net cash collateral of $32.2 million. See Note H - Fair Value Measurements for a discussion of these net amounts as reported on the Consolidated Condensed Statements of Financial Position.

Fair Value Hedge - Assets (Liabilities): The carrying amount of the Company’s fair value hedged assets (liabilities) are:

In thousands	Location on Consolidated Condensed Statements of Financial Position	April 28, 2024	October 29, 2023
Commodity Contracts	Accounts Payable(1)	$(1,785)	$(4,914)
Interest Rate Contracts	Current Maturities of Long-term Debt(2)	(448,798)	(442,549)
(1)    Represents the carrying amount of fair value hedged assets and liabilities, which are offset by other assets included in master netting arrangements described above.
(2)    Represents the carrying amount of the hedged portion of the 2024 Notes. As of April 28, 2024, the carrying amount of the 2024 Notes included a cumulative fair value hedging adjustment of $1.2 million from discontinued hedges.

Accumulated Other Comprehensive Loss Impact: As of April 28, 2024, the Company included in AOCL hedging losses (before tax) of $1.2 million on commodity contracts and gains (before tax) of $12.0 million related to interest rate settled positions. The Company expects to recognize the majority of the losses on commodity contracts over the next twelve months. Gains on interest rate contracts offset the hedged interest payments over the tenor of the associated debt instruments.

The effect on AOCL for gains or losses (before tax) related to the Company’s derivative instruments are:

	Gain/(Loss) Recognized in AOCL(1)		Gain/(Loss) Reclassified from AOCL into Earnings(1)		Location on Consolidated Statements of Operations
	Quarter Ended		Quarter Ended
In thousands	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023
Cash Flow Hedges
Commodity Contracts	$7,299	$(23,161)	$(8,155)	$732	Cost of Products Sold
Excluded Component(2)	657	(1,036)	—	—
Interest Rate Contracts	—	—	247	247	Interest Expense

	Gain/(Loss) Recognized in AOCL (1)		Gain/(Loss) Reclassified from AOCL into Earnings (1)		Location on Consolidated Statements of Operations
	Six Months Ended		Six Months Ended
in thousands	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023
Cash Flow Hedges
Commodity Contracts	$1,685	$(31,551)	$(19,756)	$11,591	Cost of Products Sold
Excluded Component (2)	1,813	(691)	—	—
Interest Rate Contracts	—	—	494	494	Interest Expense
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

Consolidated Statements of Operations Impact: The effect on the Consolidated Statements of Operations for gains or losses (before tax) related to the Company’s derivative instruments are:

	Quarter Ended		Six Months Ended
In thousands	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023
Net Earnings Attributable to Hormel Foods Corporation	$189,278	$217,239	$408,140	$434,958

Cash Flow Hedges - Commodity Contracts
Gain (Loss) Reclassified from AOCL	(8,155)	732	(19,756)	11,591
Amortization of Excluded Component from Options	(850)	(1,497)	(2,006)	(2,909)
Fair Value Hedges - Commodity Contracts
Gain (Loss) on Commodity Futures(1)	1,033	1,563	4,628	(1,459)
Total Gain (Loss) on Commodity Contracts(2)	(7,972)	798	(17,134)	7,223

Cash Flow Hedges - Interest Rate Contracts
Gain (Loss) Reclassified from AOCL	247	247	494	494
Fair Value Hedge - Interest Rate Contracts
Amortization of Loss Due to Discontinuance of Fair Value Hedge(3)	(3,125)	(3,125)	(6,250)	(6,250)
Total Gain (Loss) on Interest Rate Contracts(4)	(2,878)	(2,878)	(5,755)	(5,755)

Total Gain (Loss) Recognized in Earnings	$(10,849)	$(2,080)	$(22,890)	$1,468

(1)    Represents gains or losses on commodity contracts designated as fair value hedges that were closed during the quarter and six months ended April 28, 2024, and April 30, 2023, which were offset by a corresponding gain or loss on the underlying hedged purchase commitment. Additional gains or losses related to changes in the fair value of open commodity contracts, along with the offsetting gain or loss on the hedged purchase commitment, are also marked-to-market through earnings with no impact on a net basis.
(2)    Total Gain (Loss) on Commodity Contracts is recognized in earnings through Cost of Products Sold.
(3)    Represents the fair value hedging adjustment amortized through earnings.
(4)    Total Gain (Loss) on Interest Rate Contracts is recognized in earnings through Interest Expense.

NOTE F - PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic cost for pension and other post-retirement benefit plans consists of:

	Pension Benefits
	Quarter Ended		Six Months Ended
In thousands	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023
Service Cost	$9,023	$8,902	$18,076	$17,804
Interest Cost	18,336	17,157	36,672	34,315
Expected Return on Plan Assets	(19,377)	(19,571)	(38,755)	(39,142)
Amortization of Prior Service Cost	(221)	(461)	(443)	(921)
Recognized Actuarial (Gain) Loss	3,317	3,325	6,634	6,650
Net Periodic Cost	$11,077	$9,353	$22,183	$18,706

	Post-retirement Benefits
	Quarter Ended		Six Months Ended
In thousands	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023
Service Cost	$41	$62	$82	$123
Interest Cost	2,896	3,014	5,792	6,028
Amortization of Prior Service Cost	2	2	4	4
Recognized Actuarial (Gain) Loss	(318)	(7)	(635)	(14)
Net Periodic Cost	$2,622	$3,071	$5,244	$6,141

Non-service cost components of net pension and post-retirement benefit cost are presented within Interest and Investment Income in the Consolidated Statements of Operations.

NOTE G - ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of Accumulated Other Comprehensive Loss are as follows:

In thousands	Foreign Currency Translation	Pension & Other Benefits		Derivatives & Hedging		Equity Method Investments		Accumulated Other Comprehensive Loss
Balance at January 28, 2024	$(74,772)	$(181,863)		$(3,877)		$9,730		$(250,783)
Unrecognized Gains (Losses)	—			—
Gross	(19,165)	(29)		7,955		(4,556)		(15,795)
Tax Effect	—	—		(1,943)		—		(1,943)
Reclassification into Net Earnings	—	—		—				—
Gross	—	2,780	(1)	7,908	(2)	(1,888)	(3)	8,800
Tax Effect	—	(683)		(1,922)		—		(2,605)
Change Net of Tax	(19,165)	2,068		11,998		(6,444)		(11,543)
Balance at April 28, 2024	$(93,937)	$(179,795)		$8,121		$3,286		$(262,325)

Balance at October 29, 2023	$(86,022)	$(183,993)		$(9,084)		$6,847		$(272,252)
Unrecognized Gains (Losses)
Gross	(7,915)	3		3,498		(34)		(4,447)
Tax Effect	—	—		(869)		—		(869)
Reclassification into Net Earnings
Gross	—	5,560	(1)	19,262	(2)	(3,527)	(3)	21,295
Tax Effect	—	(1,366)		(4,687)		—		(6,053)
Change Net of Tax	(7,915)	4,197		17,205		(3,561)		9,927
Balance at April 28, 2024	$(93,937)	$(179,795)		$8,121		$3,286		$(262,325)

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

	Fair Value Measurements at April 28, 2024
In thousands	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Cash and Cash Equivalents(1)	$1,486,368	$1,485,411	$957	$—
Short-term Marketable Securities(2)	23,074	4,679	18,395	—
Other Trading Securities(3)	202,054	—	202,054	—
Commodity Derivatives(4)	7,311	8,947	(1,636)	—
Total Assets at Fair Value	$1,718,807	$1,499,037	$219,771	$—
Liabilities at Fair Value
Deferred Compensation(3)	$60,770	$—	$60,770	$—
Total Liabilities at Fair Value	$60,770	$—	$60,770	$—

	Fair Value Measurements at October 29, 2023
In thousands	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Cash and Cash Equivalents(1)	$736,532	$735,387	$1,145	$—
Short-term Marketable Securities(2)	16,664	2,499	14,164	—
Other Trading Securities(3)	188,162	—	188,162	—
Commodity Derivatives(4)	9,330	9,603	(273)	—
Total Assets at Fair Value	$950,688	$747,489	$203,199	$—
Liabilities at Fair Value
Deferred Compensation(3)	$55,222	$—	$55,222	$—
Total Liabilities at Fair Value	$55,222	$—	$55,222	$—

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

The rabbi trust is included in Other Assets and deferred compensation liabilities in Other Long-term Liabilities on the Consolidated Condensed Statements of Financial Position. Securities held by the rabbi trust are classified as trading securities. Unrealized gains and losses associated with these investments are included in the Company’s earnings. During the quarter and six months ended April 28, 2024, securities held by the rabbi trust generated gains of $2.4 million, and $13.9 million, respectively, compared to gains of less than $0.1 million and $7.1 million for the quarter and six months ended April 30, 2023, respectively.

(4)    The Company’s commodity derivatives represent futures, swaps, and options contracts used in its hedging or other programs to offset price fluctuations associated with purchases of corn, natural gas, diesel fuel, hogs, and pork, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers. The Company’s futures and options contracts for corn are traded on the Chicago Board of Trade, while futures contracts for lean hogs are traded on the Chicago Mercantile Exchange. These are active markets with quoted prices available, and these contracts are classified as Level 1. The Company holds natural gas, diesel fuel, and pork swap contracts that are over-the-counter instruments classified as Level 2. The value of the natural gas and diesel fuel swap contracts is calculated using quoted prices from the New York Mercantile Exchange, and the value of the pork swap contracts are calculated using a futures implied USDA estimated pork cut-out value. All derivatives are reviewed for potential credit risk and risk of nonperformance. The net balance for commodity derivatives is included in Other Current Assets or Accounts Payable, as appropriate, on the Consolidated Condensed Statements of Financial Position. As of April 28, 2024, the Company has recognized the right to reclaim net cash collateral of $11.5 million from various counterparties (including cash of $15.8 million less $4.2 million of realized loss). As of October 29, 2023, the Company had recognized the right to reclaim net cash collateral of $32.2 million from various counterparties (including cash of $42.6 million less $10.4 million of realized loss).

The Company’s financial assets and liabilities include accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value. The Company does not carry its long-term debt at fair value on the Consolidated Condensed Statements of Financial Position. The fair value of long-term debt, utilizing discounted cash flows (Level 2), was $3.3 billion as of April 28, 2024, and $2.7 billion as of October 29, 2023. See Note J - Long-Term Debt and Other Borrowing Arrangements for additional information.

The Company measures certain nonfinancial assets and liabilities at fair value, which are recognized or disclosed on a nonrecurring basis (e.g., goodwill, intangible assets, and property, plant, and equipment). There were no material remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the quarter and six months ended April 28, 2024, and April 30, 2023.

NOTE I - COMMITMENTS AND CONTINGENCIES

Except as described below, there were no material changes outside the ordinary course of business during the quarter and six months ended April 28, 2024, to the contractual obligations and other commitments last disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2023.

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

Pork Antitrust Litigation
Beginning in June 2018, a series of putative class action complaints were filed against the Company, as well as several other pork-processing companies and a benchmarking service called Agri Stats, in the U.S. District Court for the District of Minnesota styled In re Pork Antitrust Litigation (the Pork Antitrust Litigation). The plaintiffs allege, among other things, that beginning in January 2009, the defendants conspired and combined to fix, raise, maintain, and stabilize the price of pork and pork products—including through the use of Agri Stats—in violation of federal antitrust laws. The complaints on behalf of the putative classes of indirect purchasers also include causes of action under various state unfair competition laws, consumer protection laws, and unjust enrichment common laws. The plaintiffs seek treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees. Class Plaintiffs consist of the Direct Purchaser Plaintiffs, Commercial and Institutional Indirect Purchaser Plaintiffs, and Consumer Indirect Purchaser Plaintiffs. Since the original filing, certain non-class direct-action plaintiffs have opted out of class treatment and are proceeding with individual direct actions making similar claims, and others may do so in the future.

Although the Company strongly denies liability, continues to deny the allegations asserted by the Class Plaintiffs, and believes it has valid defenses, to avoid the uncertainty, risk, expense, and distraction of continued litigation involving the Class Plaintiffs, the Company agreed to settle with the Direct Purchaser Plaintiffs for $4.9 million, the Commercial and

Institutional Indirect Purchaser Plaintiffs for $2.4 million, and the Consumer Indirect Purchaser Plaintiffs for $4.5 million. These proposed settlements were filed with the Court on April 5, 2024, and are subject to final approval by the Court. The settlement amounts were recorded in Selling, General, and Administrative in the Consolidated Statements of Operations and as an Accrued Expense on the Consolidated Condensed Statements of Financial Position for the second quarter of fiscal 2024 and are expected to be paid following final Court approval. The Company intends to continue vigorously defending against non-class claims not resolved by these three individual Class settlements.

The Offices of the Attorney General in New Mexico and Alaska, as non-class plaintiffs, have separately filed state-court complaints against the Company and certain of its pork subsidiaries, as well as several other pork-processing companies and Agri Stats. The complaints are based on allegations similar to those asserted in the Pork Antitrust Litigation and allege violations of state antitrust, unfair trade practice, and unjust enrichment laws based on allegations of conspiracies to exchange information and manipulate the supply of pork. The Company has not recorded any liability for the non-class matters as it does not believe a loss is probable, and it cannot reasonably estimate any reasonably possible loss as the Company believes that it has valid and meritorious defenses against the allegations.

Turkey Antitrust Litigation
Beginning in December 2019, a series of putative class action complaints were filed against the Company, as well as several other turkey-processing companies and a benchmarking service called Agri Stats, in the U.S. District Court for the Northern District of Illinois styled In re Turkey Antitrust Litigation. The plaintiffs allege, among other things, that from at least 2010 to 2017, the defendants conspired and combined to fix, raise, maintain, and stabilize the price of turkey products—including through the use of Agri Stats—in violation of federal antitrust laws. The complaints on behalf of the putative classes of indirect purchasers also include causes of action under various state unfair competition laws, consumer protection laws, and unjust enrichment common laws. The plaintiffs seek treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees. Since the original filing, certain direct-action plaintiffs have opted out of class treatment and are proceeding with individual direct actions making similar claims, and others may do so in the future. The Company has not recorded any liability for these matters as it does not believe a loss is probable, and it cannot reasonably estimate any reasonably possible loss as the Company believes that it has valid and meritorious defenses against the allegations.

Poultry Wages Antitrust Litigation
In December 2019, a putative class of non-supervisory production and maintenance employees at poultry-processing plants in the continental U.S. filed an amended consolidated class action complaint against Jennie-O Turkey Store, Inc. and various other poultry processing companies in the U.S. District Court for the District of Maryland styled Jien, et al. v. Perdue Farms, Inc., et al. The plaintiffs allege that since 2009, the defendants directly and through a wage survey and benchmarking service exchanged information regarding compensation in an effort to depress and fix wages and benefits for employees at poultry-processing plants, feed mills, and hatcheries in violation of federal antitrust laws. The plaintiffs seek, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest, as well as declaratory and injunctive relief. In July 2022, the Court partially granted the Company’s motion to dismiss, and dismissed plaintiffs’ per se wage-fixing claim as to the Company. The Company has not recorded any liability for this matter as it does not believe a loss is probable, and it cannot reasonably estimate any reasonably possible loss as the Company believes that it has valid and meritorious defenses against the allegations.

Red Meat Wages Antitrust Litigation
In November 2022, a putative class of non-supervisory production and maintenance employees at “red meat” processing plants in the continental U.S. filed a class action complaint against the Company and various other beef- and pork-processing companies in the U.S. District Court for the District of Colorado styled Brown, et al. v. JBS USA Food Co., et al. The plaintiffs allege that since 2014, the defendants directly and through a wage survey and benchmarking service exchanged information regarding compensation in an effort to depress and fix wages and benefits for employees at beef- and pork-processing plants in violation of federal antitrust laws. The plaintiffs seek, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest, as well as declaratory and injunctive relief. The Company has not recorded any liability for this matter as it does not believe a loss is probable, and it cannot reasonably estimate any reasonably possible loss as the Company believes that it has valid and meritorious defenses against the allegations.

NOTE J - LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS
Long-term Debt consists of:

In thousands	April 28, 2024	October 29, 2023
Senior Unsecured Notes, with Interest at 3.050% Interest Due Semi-annually through June 2051 Maturity Date	$600,000	$600,000
Senior Unsecured Notes, with Interest at 1.800% Interest Due Semi-annually through June 2030 Maturity Date	1,000,000	1,000,000
Senior Unsecured Notes, with Interest at 1.700% Interest Due Semi-annually through June 2028 Maturity Date	750,000	750,000
Senior Unsecured Notes, with Interest at 4.800% Interest Due Semi-annually through March 2027 Maturity Date	500,000	—
Senior Unsecured Notes, with Interest at 0.650% Interest Due Semi-annually through June 2024 Maturity Date	950,000	950,000
Unamortized Discount on Senior Notes	(7,112)	(7,016)
Unamortized Debt Issuance Costs	(17,215)	(16,278)
Interest Rate Swap Liabilities(1)	(1,202)	(7,451)
Finance Lease Liabilities	31,772	36,085
Other Financing Arrangements	3,653	3,908
Total	3,809,896	3,309,247
Less: Current Maturities of Long-term Debt	957,292	950,529
Long-term Debt Less Current Maturities	$2,852,604	$2,358,719
(1)    See Note E - Derivatives and Hedging for additional information.

Senior Unsecured Notes: On March 8, 2024, the Company issued senior notes in an aggregate principal amount of $500.0 million due March 2027. The notes bear interest at a fixed rate of 4.800% per annum. Interest will accrue on the notes from March 8, 2024, and will be payable semi-annually in arrears on March 30 and September 30 of each year commencing September 30, 2024. The notes may be redeemed in whole or in part at any time at the applicable redemption prices set forth in the prospectus supplement. If a change of control triggering event occurs, the Company must offer to purchase the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

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

The unsecured revolving line of credit bears interest, at the Company’s election, at either a Base Rate plus margin of 0.0% to 0.150% or the Adjusted Term SOFR, Adjusted Daily Simple Risk-Free Rate (RFR) or Eurocurrency Rate plus margin of 0.575% to 1.150% and a variable fee of 0.050% to 0.100% is paid for the availability of this credit line. Extensions of credit under the facility may be made in the form of revolving loans, swingline loans, and letters of credit. The lending commitments under the agreement are scheduled to expire on May 6, 2026, at which time the Company will be required to pay in full all obligations then outstanding. As of April 28, 2024, and October 29, 2023, the Company had no outstanding draws from this facility.

Debt Covenants: The Company is required by certain covenants in its debt agreements to maintain specified levels of financial ratios and financial position. As of April 28, 2024, the Company was in compliance with all covenants.

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

The Company’s effective tax rate for the quarter and six months ended April 28, 2024, was 22.5% and 23.0%, respectively, compared to 22.1% and 22.4%, respectively, for the corresponding periods a year ago. The Company benefited from the impact of higher federal deductions in the prior year.

Unrecognized tax benefits, including interest and penalties, are recorded in Other Long-term Liabilities. If recognized as of April 28, 2024, these benefits would impact the Company’s effective tax rate by $16.6 million compared to $19.3 million as of April 30, 2023. The Company includes accrued interest and penalties related to uncertain tax positions in Provision for Income Taxes, with immaterial losses included during the quarter ended April 28, 2024, and April 30, 2023. The amount of accrued interest and penalties associated with unrecognized tax benefits was $2.5 million at April 28, 2024, and $3.0 million at April 30, 2023.

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

NOTE L - EARNINGS PER SHARE DATA

The reported net earnings attributable to the Company were used when computing basic and diluted earnings per share. Diluted earnings per share was calculated using the treasury stock method. The shares used as the denominator for those computations are as follows:

	Quarter Ended		Six Months Ended
In thousands	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023
Basic Weighted-average Shares Outstanding	547,868	546,424	547,444	546,404
Dilutive Potential Common Shares	817	2,588	859	3,118
Diluted Weighted-average Shares Outstanding	548,685	549,013	548,303	549,522

Antidilutive Potential Common Shares	18,214	7,165	18,053	5,202

NOTE M - SEGMENT REPORTING

The Company develops, processes, and distributes a wide array of food products in a variety of markets. The Company reports its results in the following three segments: Retail, Foodservice, and International, which is consistent with how the Company’s chief operating decision maker (CODM) assesses performance and allocates resources.

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

Financial measures for each of the Company’s reportable segments are set forth below. Intersegment sales are eliminated in consolidation and are not reviewed when evaluating segment performance. The Company does not allocate deferred compensation, non-recurring expenses associated with the transform and modernize initiative, investment income, interest expense, or interest income to its segments when measuring performance. The Company also retains various other income and expenses at the corporate level. Equity in Earnings of Affiliates is included in segment profit; however, earnings attributable to the Company’s corporate venturing investments and noncontrolling interests are excluded. These items are included below as Net Unallocated Expense and Noncontrolling Interest when reconciling to Earnings Before Income Taxes.

The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets. Therefore, the Company does not represent that these segments, if operated independently, would report the profit and other financial information shown below.

	Quarter Ended		Six Months Ended
In thousands	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023
Net Sales
Retail	$1,788,556	$1,916,243	$3,699,827	$3,874,040
Foodservice	932,003	881,441	1,845,090	1,716,191
International	166,794	179,955	339,346	358,400
Total Net Sales	$2,887,352	$2,977,639	$5,884,263	$5,948,632

Segment Profit
Retail	$132,399	$153,226	$281,904	$307,903
Foodservice	149,302	145,399	299,466	281,841
International	23,202	13,595	43,234	33,500
Total Segment Profit	304,903	312,220	624,603	623,244
Net Unallocated Expense	60,694	33,356	94,714	63,111
Noncontrolling Interest	(70)	(24)	(204)	(92)
Earnings Before Income Taxes	$244,139	$278,839	$529,685	$560,041

The Company’s products primarily consist of meat and other food products. Total revenue contributed by classes of similar products are:

	Quarter Ended		Six Months Ended
In thousands	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023
Perishable	$2,029,418	$2,073,238	$4,135,989	$4,153,699
Shelf-stable	857,934	904,401	1,748,274	1,794,933
Total Net Sales	$2,887,352	$2,977,639	$5,884,263	$5,948,632

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

The Company is a global manufacturer and marketer of branded food products. The Company’s three reportable segments, Retail, Foodservice, and International, are described in Note M - Segment Reporting in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The Company reported diluted net earnings per share of $0.34 for the second quarter of fiscal 2024, down 15 percent compared to last year. Adjusted diluted net earnings per share(1) was $0.38. Significant factors impacting the quarter were:

•Net sales for the second quarter decreased 3 percent. The benefit from higher volume and net sales in the Foodservice segment was more than offset by lower volume and net sales in the Retail and International segments.
•Segment profit for the second quarter decreased 2 percent, as improved results in the International and Foodservice segments were more than offset by a decline in the Retail segment.
•Earnings before income taxes for the second quarter decreased 12 percent, as the benefit from lower logistics expenses and higher interest and investment income was more than offset by the impact from lower net sales and higher selling, general, and administrative (SG&A) expenses. Adjusted earnings before income taxes(1), excluding the impact of expenses related to the Company’s transform and modernize initiative and pork antitrust litigation settlements, decreased 4 percent.
•International segment profit increased significantly, resulting from favorable costs in China, growth from our partnerships in the Philippines, South Korea, and Indonesia, as well as growth in Brazil.
•Foodservice segment profit increased primarily due to higher sales and lower logistics expenses.
•Retail segment profit declined due to lower sales and higher SG&A expenses, which included increased advertising investments. These factors more than offset the benefit from lower logistics expenses and supply chain improvement.
•Year-to-date cash flow from operations was $640 million, an increase of 55 percent compared to the prior year.
•The pre-tax impact of expenses related to the Company’s transform and modernize initiative and pork antitrust litigation settlements in the second quarter was $23.6 million.

Consolidated Results

Volume, Net Sales, Earnings, and Diluted Earnings Per Share

	Quarter Ended			Six Months Ended
In thousands, except per share amounts	April 28, 2024	April 30, 2023	% Change	April 28, 2024	April 30, 2023	% Change
Volume (lbs.)	1,059,843	1,099,563	(3.6)	2,161,397	2,161,774	—
Net Sales	$2,887,352	$2,977,639	(3.0)	$5,884,263	$5,948,632	(1.1)
Earnings Before Income Taxes	244,139	278,839	(12.4)	529,685	560,041	(5.4)
Net Earnings Attributable to Hormel Foods Corporation	189,278	217,239	(12.9)	408,140	434,958	(6.2)
Diluted Earnings Per Share	0.34	0.40	(15.0)	0.74	0.79	(6.3)
Adjusted Diluted Earnings Per Share (1)	0.38	0.40	(5.0)	0.79	0.79	—
(1)    See the “Non-GAAP Measures” section below for a description of the Company’s use of measures not defined by United States Generally Accepted Accounting Principles (GAAP).

Net Sales
Net sales for the second quarter of fiscal 2024 decreased as the benefit from higher volume and net sales in the Foodservice segment was more than offset by lower volume and net sales in the Retail and International segments.

For the first six months of fiscal 2024, the benefit from improved volume in the Foodservice segment was more than offset by lower net sales in the Retail and International segments. The declines in net sales are related to a significant year-over-year decline in whole bird turkey markets, primarily impacting the Retail segment, and lower export sales and lower net sales in China, impacting the International segment.

Cost of Products Sold

	Quarter Ended			Six Months Ended
In thousands	April 28, 2024	April 30, 2023	% Change	April 28, 2024	April 30, 2023	% Change
Cost of Products Sold	$2,383,546	$2,486,220	(4.1)	$4,871,723	$4,961,263	(1.8)

Cost of products sold for the second quarter and the first six months of fiscal 2024 decreased due primarily to lower sales. On a per pound basis for the first six months of fiscal 2024, cost of products sold decreased 2 percent.

Costs are expected to continue to moderate relative to the high levels of inflation the business has absorbed since the beginning of fiscal 2021. Raw material input costs for pork, beef, and feed are anticipated to remain volatile and above historical levels. The Company expects its transform and modernize initiative to deliver cost savings throughout fiscal 2024, targeting packaging, logistics, and production costs.

Gross Profit

	Quarter Ended			Six Months Ended
In thousands	April 28, 2024	April 30, 2023	% Change	April 28, 2024	April 30, 2023	% Change
Gross Profit	$503,806	$491,419	2.5	$1,012,539	$987,369	2.5
Percent of Net Sales	17.4%	16.5%		17.2%	16.6%

Gross profit as a percent of net sales for the second quarter of fiscal 2024 increased due primarily to improvement in the Retail and International segments. For the first six months of fiscal 2024, gross profit as a percent of net sales increased for all segments. All segments benefited from lower logistics expenses on a volume basis. Logistics expenses declined due to lower industry-wide freight rates and savings realized as part of the Company’s transform and modernize initiative.

Looking ahead to the third quarter of fiscal 2024, the Company expects gross profit as a percent of net sales to be comparable to last year. The Company expects gross profit as a percent of net sales to increase for the International segment and be comparable for the Retail and Foodservice segments.

Selling, General, and Administrative (SG&A)

	Quarter Ended			Six Months Ended
In thousands	April 28, 2024	April 30, 2023	% Change	April 28, 2024	April 30, 2023	% Change
SG&A	$266,668	$212,492	25.5	$507,054	$434,548	16.7
Percent of Net Sales	9.2%	7.1%		8.6%	7.3%
Adjusted SG&A(1)	$244,898	$212,492	15.3	$476,568	$434,548	9.7
Adjusted Percent of Net Sales(1)	8.5%	7.1%		8.1%	7.3%
(1)    See the “Non-GAAP Measures” section below for a description of the Company’s use of measures not defined by GAAP.

For the second quarter and the first six months of fiscal 2024, SG&A and SG&A as a percent of net sales increased. This was due to higher employee-related and external expenses, driven in part by the Company’s transform and modernize initiative as well as the impact from pork antitrust litigation settlements. Adjusted SG&A as a percent of net sales(1) increased compared to last year.

Advertising investments in the second quarter were $44 million, an increase of 27 percent compared to last year. For the first six months of fiscal 2024, advertising investments were $88 million, an increase of 9 percent compared to last year. The Company expects full-year advertising expense to increase compared to the prior year.

Equity in Earnings of Affiliates

	Quarter Ended			Six Months Ended
In thousands	April 28, 2024	April 30, 2023	% Change	April 28, 2024	April 30, 2023	% Change
Equity in Earnings of Affiliates	$15,182	$16,870	(10.0)	$31,273	$32,429	(3.6)

Equity in earnings of affiliates for the second quarter and the first six months of fiscal 2024 decreased due to lower results for MegaMex Foods, LLC, partially offset by improvement from our international partnerships.

Interest and Investment Income and Interest Expense

	Quarter Ended			Six Months Ended
In thousands	April 28, 2024	April 30, 2023	% Change	April 28, 2024	April 30, 2023	% Change
Interest and Investment Income	$13,497	$1,365	889.0	$32,932	$11,461	187.3
Interest Expense	21,679	18,323	18.3	40,005	36,670	9.1

Interest and investment income for the second quarter and the first six months of fiscal 2024 increased as interest income due to a higher cash balance and more favorable market interest rates as well as improved performance from the rabbi trust more than offset higher interest expense associated with the recent debt issuance.

Effective Tax Rate

	Quarter Ended		Six Months Ended
	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023
Effective Tax Rate	22.5%	22.1%	23.0%	22.4%

The higher effective tax rate in the second quarter and first six months of fiscal 2024 is primarily due to the impact of higher federal deductions last year. The effective tax rate for fiscal 2024 is expected to be between 22.0% and 23.0%. For further information, refer to Note K - Income Taxes of the Notes to the Consolidated Financial Statements.

Segment Results

Net sales and segment profit for each of the Company’s reportable segments are set forth below. The Company does not allocate deferred compensation, non-recurring expenses associated with the transform and modernize initiative, investment income, interest expense, or interest income to its segments when measuring performance. The Company also retains various other income and expenses at the corporate level. Equity in Earnings of Affiliates is included in segment profit; however, earnings attributable to the Company’s corporate venturing investments and noncontrolling interests are excluded. These items are included below as Net Unallocated Expense and Noncontrolling Interest when reconciling to Earnings Before Income Taxes.

The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets. Therefore, the Company does not represent that these segments, if operated independently, would report the profit and other financial information shown below.

	Quarter Ended			Six Months Ended
In thousands	April 28, 2024	April 30, 2023	% Change	April 28, 2024	April 30, 2023	% Change
Net Sales
Retail	$1,788,556	$1,916,243	(6.7)	$3,699,827	$3,874,040	(4.5)
Foodservice	932,003	881,441	5.7	1,845,090	1,716,191	7.5
International	166,794	179,955	(7.3)	339,346	358,400	(5.3)
Total Net Sales	$2,887,352	$2,977,639	(3.0)	$5,884,263	$5,948,632	(1.1)

Segment Profit
Retail	$132,399	$153,226	(13.6)	$281,904	$307,903	(8.4)
Foodservice	149,302	145,399	2.7	299,466	281,841	6.3
International	23,202	13,595	70.7	43,234	33,500	29.1
Total Segment Profit	304,903	312,220	(2.3)	624,603	623,244	0.2
Net Unallocated Expense	60,694	33,356	82.0	94,714	63,111	50.1
Noncontrolling Interest	(70)	(24)	(196.7)	(204)	(92)	(121.4)
Earnings Before Income Taxes	$244,139	$278,839	(12.4)	$529,685	$560,041	(5.4)

Retail

	Quarter Ended			Six Months Ended
In thousands	April 28, 2024	April 30, 2023	% Change	April 28, 2024	April 30, 2023	% Change
Volume (lbs.)	724,994	766,330	(5.4)	1,490,406	1,519,217	(1.9)
Net Sales	$1,788,556	$1,916,243	(6.7)	$3,699,827	$3,874,040	(4.5)
Segment Profit	132,399	153,226	(13.6)	281,904	307,903	(8.4)

For the second quarter of fiscal 2024, volume growth from the bacon and emerging brands verticals was more than offset by declines in value-added meats. Net sales increased for many items, including Hormel® Black Label® bacon, the SPAM® family of products, Applegate® natural and organic meats, Hormel® Square Table™ entrees, and Planters® snack nuts. These gains were negated by a significant year-over-year volume and pricing decline for whole bird turkeys and lower net sales in the convenient meals and proteins vertical. For the first six months of fiscal 2024, net sales declined primarily as a result of significant year-over-year volume and pricing declines for whole bird turkeys.

For the second quarter and first six months of fiscal 2024, segment profit declined due to lower sales and higher SG&A, which included increased advertising investments. These factors more than offset the benefit from lower logistics expenses and supply chain improvement.

For the third quarter of fiscal 2024, Retail segment profit is expected to decline compared to prior year due to lower volume, lower commodity whole bird turkey prices, and pressure from the estimated impact of an unplanned production interruption at the Suffolk, Virginia, facility.

Foodservice

	Quarter Ended			Six Months Ended
In thousands	April 28, 2024	April 30, 2023	% Change	April 28, 2024	April 30, 2023	% Change
Volume (lbs.)	261,832	254,575	2.9	517,839	491,662	5.3
Net Sales	$932,003	$881,441	5.7	$1,845,090	$1,716,191	7.5
Segment Profit	149,302	145,399	2.7	299,466	281,841	6.3

Volume and net sales growth in the second quarter of fiscal 2024 were driven primarily by strength across the bacon, premium prepared proteins and turkey categories. Products such as Hormel® Bacon 1™ cooked bacon, Hormel® Fire Braised™ meats, Austin Blues® smoked meats, Café H® globally inspired proteins and Corn Nuts® corn kernels each delivered double-digit net sales growth. For the first six months of fiscal 2024, volume and net sales growth was broad-based and across numerous categories

Segment profit increased for the second quarter and first six months of fiscal 2024 primarily due to higher sales and lower logistics expenses.

For the third quarter, Foodservice expects segment profit to be in line with prior year, with the impact from volume growth expected to be offset by higher SG&A compared to last year. Risks to this outlook include a softening of foodservice industry demand and higher-than-expected operating costs.

International

	Quarter Ended			Six Months Ended
In thousands	April 28, 2024	April 30, 2023	% Change	April 28, 2024	April 30, 2023	% Change
Volume (lbs.)	73,017	78,659	(7.2)	153,153	150,896	1.5
Net Sales	$166,794	$179,955	(7.3)	$339,346	$358,400	(5.3)
Segment Profit	23,202	13,595	70.7	43,234	33,500	29.1

During the second quarter of fiscal 2024, double-digit volume and net sales increases for SPAM® luncheon meat and refrigerated exports were more than offset by lower commodity export volume and lower net sales in China. For the first six months of fiscal 2024, net sales declined, resulting from lower export sales and lower net sales in China.

Segment profit in the second quarter increased significantly, resulting from favorable costs in China, growth from our partnerships in the Philippines, South Korea, and Indonesia, as well as growth in Brazil. For the first six months of fiscal 2024, segment profit increased due to improvement from our international partnerships, favorable costs in China, and growth in Brazil.

In the third quarter of fiscal 2024, International anticipates segment profit to increase significantly compared to last year. This recovery is expected to be driven by improvement across the business, including increased branded exports, growth in China and Brazil, and contributions from our investments in the Philippines, South Korea, and Indonesia. Risks to this outlook include continued softness in China and commodity headwinds impacting the export business.

Unallocated Income and Expense

	Quarter Ended		Six Months Ended
In thousands	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023
Net Unallocated Expense	$60,694	$33,356	$94,714	$63,111
Noncontrolling Interest	(70)	(24)	(204)	(92)

For the second quarter and first six months of fiscal 2024, net unallocated expense increased driven by transform and modernize initiative costs, the impact from pork antitrust litigation settlements, and higher employee-related expenses, partially offset by higher interest income and favorable rabbi trust performance.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2023.

(1)Non-GAAP Measures

This filing includes measures of financial performance that are not defined by GAAP. The Company utilizes these non-GAAP measures to understand and evaluate operating performance on a consistent basis. These measures may also be used when making decisions regarding resource allocation and in determining incentive compensation. The Company believes these non-GAAP measures provide useful information to investors because they aid analysis and understanding of the Company’s results and business trends relative to past performance and the Company’s competitors. Non-GAAP measures are not intended to be a substitute for GAAP measures in analyzing financial performance. These non-GAAP measures are not in accordance with GAAP and may be different from non-GAAP measures used by other companies.

Transform and Modernize Initiative
In the fourth quarter of fiscal 2023, the Company announced a multi-year transform and modernize initiative. In presenting non-GAAP measures, the Company adjusts for (i.e., excludes) expenses for this initiative that are non-recurring, comprised primarily of project-based external consulting fees and asset write-offs related to portfolio optimization (i.e., reducing the complexity and optimizing the assortment of the product portfolio). The Company believes the non-recurring costs are not reflective of the Company’s ongoing operating cost structure; therefore, the Company is excluding these discrete costs. The Company does not adjust for (i.e., does not exclude) certain costs related to the transform and modernize initiative that are expected to continue after the project ends, such as software license fees and internal employee expenses, because those costs are considered ongoing in nature as a component of normal operating costs.

Pork Antitrust Litigation Settlements
In the second quarter of fiscal 2024, the Company agreed to settle with three classes of plaintiffs in the pork antitrust litigation. See Note I - Commitments and Contingencies of the Notes to the Consolidated Financial Statements for additional information. These settlement amounts are not indicative of the Company’s core operating performance, do not reflect expected future operating costs, and may not be meaningful when comparing the Company’s operating performance against that of prior periods.

The table below shows the calculations to reconcile from the GAAP measures to the non-GAAP measures. The tax impacts were calculated using the effective tax rate for the quarter in which the expenses were incurred.

	Quarter Ended		Six Months Ended
In thousands, except per share amounts	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023
Cost of Products Sold (GAAP)	$2,383,546	$2,486,220	$4,871,723	$4,961,263
Transform and Modernize Initiative(1)	(1,823)	—	(3,420)	—
Adjusted Cost of Products Sold (Non-GAAP)	$2,381,723	$2,486,220	$4,868,303	$4,961,263

SG&A (GAAP)	$266,668	$212,492	$507,054	$434,548
Transform and Modernize Initiative(2)	(10,021)	—	(18,736)	—
Pork Antitrust Litigation Settlements(3)	(11,750)	—	(11,750)	—
Adjusted SG&A (Non-GAAP)	$244,898	$212,492	$476,568	$434,548

Operating Income (GAAP)	$252,320	$295,798	$536,758	$585,250
Transform and Modernize Initiative(1)(2)	11,843	—	22,156	—
Pork Antitrust Litigation Settlements(3)	11,750	—	11,750	—
Adjusted Operating Income (Non-GAAP)	$275,914	$295,798	$570,665	$585,250

Earnings Before Income Taxes (GAAP)	$244,139	$278,839	$529,685	$560,041
Transform and Modernize Initiative(1)(2)	11,843	—	22,156	—
Pork Antitrust Litigation Settlements(3)	11,750	—	11,750	—
Adjusted Earnings Before Income Taxes (Non-GAAP)	$267,732	$278,839	$563,591	$560,041

Provision for Income Taxes (GAAP)	$54,931	$61,624	$121,749	$125,175
Transform and Modernize Initiative(1)(2)	2,665	—	4,985	—
Pork Antitrust Litigation Settlements(3)	2,644	—	2,644	—
Adjusted Provision for Income Taxes (Non-GAAP)	$60,240	$61,624	$129,378	$125,175

Net Earnings Attributable to Hormel Foods Corporation (GAAP)	$189,278	$217,239	$408,140	$434,958
Transform and Modernize Initiative(1)(2)	9,179	—	17,171	—
Pork Antitrust Litigation Settlements(3)	9,106	—	9,106	—
Adjusted Net Earnings Attributable to Hormel Foods Corporation (Non-GAAP)	$207,562	$217,239	$434,418	$434,958

	Quarter Ended		Six Months Ended
In thousands, except per share amounts	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023

Diluted Net Earnings Per Share (GAAP)	$0.34	$0.40	$0.74	$0.79
Transform and Modernize Initiative(1)(2)	0.02	—	0.03	—
Pork Antitrust Litigation Settlements(3)	0.02	—	0.02	—
Adjusted Diluted Net Earnings Per Share (Non-GAAP)	$0.38	$0.40	$0.79	$0.79

SG&A as a Percent of Net Sales (GAAP)	9.2%	7.1%	8.6%	7.3%
Transform and Modernize Initiative(2)	(0.3)	—	(0.3)	—
Pork Antitrust Litigation Settlements(3)	(0.4)	—	(0.2)	—
Adjusted SG&A as a Percent of Net Sales (Non-GAAP)	8.5%	7.1%	8.1%	7.3%

Operating Margin (GAAP)	8.7%	9.9%	9.1%	9.8%
Transform and Modernize Initiative(1)(2)	0.4	—	0.4	—
Pork Antitrust Litigation Settlements(3)	0.4	—	0.2	—
Adjusted Operating Margin (Non-GAAP)	9.6%	9.9%	9.7%	9.8%

(1)    Comprised primarily of asset write-offs related to portfolio optimization.
(2)    Comprised primarily of project-based external consulting fees.
(3)    Settlements for pork antitrust litigation. Refer to Note I - Commitments and Contingencies of the Notes to the Consolidated Financial Statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES

When assessing liquidity and capital resources, the Company evaluates cash and cash equivalents, short-term and long-term investments, income from operations, and borrowing capacity.

Cash Flow Highlights

	Six Months Ended
In thousands	April 28, 2024	April 30, 2023
Cash and Cash Equivalents at End of Period	$1,486,368	$580,496
Cash Provided by (Used in) Operating Activities	640,127	411,754
Cash Provided by (Used in) Investing Activities	(112,716)	(511,068)
Cash Provided by (Used in) Financing Activities	221,072	(306,739)
Increase (Decrease) in Cash and Cash Equivalents	749,836	(401,611)

Cash and cash equivalents increased $750 million during the first six months of fiscal 2024, primarily as a result of proceeds received from the issuance of long-term debt. Additionally, cash provided by operating activities was sufficient to cover dividend payments and capital expenditures. The purchase of a minority interest in PT Garudafood Putra Putri Jaya Tbk (Garudafood) was the primary driver of the decline in cash and cash equivalents in the prior year. Additional details related to significant drivers of cash flows are provided below.

Cash Provided by (Used in) Operating Activities
•Cash flows from operating activities were largely impacted by changes in operating assets and liabilities.
–Accounts receivable decreased $88 million and $106 million during the six months ended April 28, 2024 and April 30, 2023, respectively, primarily due to lower sales.
–Prepaid expenses and other assets decreased $10 million during the six months ended April 28, 2024, compared to an increase of $59 million during the six months ended April 30, 2023. This activity was primarily due to cash collateral requirements associated with the Company’s hedging activities.
–Inventory decreased $7 million during the first six months of fiscal 2024 compared to an increase of $27 million in the comparable period of the prior year. The decrease in inventory during fiscal 2024 was due to improvements in the Company’s supply chain, partially offset by higher levels of turkey on hand. The increase in inventory during fiscal 2023 was due to production outpacing sales.
–Accounts payable and accrued expenses decreased $78 million during the first six months of fiscal 2024 due to general timing of payments, feed and livestock deferral payments, and annual incentive payments. These decreases were partially offset by higher accruals for marketing, incentives, and legal expenses. Accounts payable and accrued expenses decreased $205 million during the first six months of fiscal 2023 due to general timing of payments and annual incentive payments.

Cash Provided by (Used in) Investing Activities
•Capital expenditures were $107 million and $91 million during the first six months of fiscal 2024 and fiscal 2023, respectively. The largest spend during fiscal 2024 was for the transition from harvest to value-added capacity at the facility in Barron, Wisconsin and wastewater infrastructure to support operations in Austin, Minnesota. The largest spend during fiscal 2023 was related to capacity expansion for pepperoni and the SPAM® family of products.
•During the first six months of fiscal 2023, the Company purchased a minority interest in Garudafood for $426 million.

Cash Provided by (Used in) Financing Activities
•Proceeds from the issuance of long-term debt were $498 million during the first six months fiscal 2024. The Company issued senior unsecured notes with aggregate principal amount of $500 million. The proceeds were placed in a short-term bank deposit, which is classified as Cash and Cash Equivalents on the Consolidated Condensed Statements of Financial Position.
•Cash dividends paid to the Company’s shareholders were $305 million during the first six months of fiscal 2024, compared to $293 million in the comparable period of fiscal 2023.
•Proceeds from the exercise of stock options were $27 million in the first six months of fiscal 2024, compared to $3 million in the first six months of fiscal 2023. The increase in proceeds was due to more options exercised during fiscal 2024 compared to fiscal 2023.
•There were no share repurchases during the first six months of fiscal 2024. Share repurchases of $12 million were made during the first six months of fiscal 2023.

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

The Company believes its anticipated income from operations, cash on hand, borrowing capacity under the current credit facility, and access to capital markets will be adequate to meet all short-term and long-term commitments. The Company continues to look for opportunities to make investments and acquisitions that align with its strategic priorities. The Company’s ability to leverage its balance sheet through the issuance of debt provides the flexibility to pursue strategic opportunities which may require additional funding.

Dividend Payments
The Company remains committed to providing returns to investors through cash dividends. The Company has paid 383 consecutive quarterly dividends since becoming a public company in 1928. The annual dividend rate for fiscal 2024 increased to $1.13 per share, representing the 58th consecutive annual dividend increase.

Capital Expenditures
Capital expenditures are first allocated to required maintenance and then growth opportunities based on the needs of the business. Capital expenditures supporting growth opportunities in fiscal 2024 are expected to focus on projects related to value-added capacity, infrastructure, and new technology. Capital expenditures for fiscal 2024 are estimated to be $280 million.

Debt
As of April 28, 2024, the Company’s outstanding debt included $3.8 billion of fixed rate unsecured senior notes due in fiscal 2024, 2027, 2028, 2030, and 2051 with interest payable semi-annually. During the first six months of fiscal 2024, the Company made $28 million of interest payments and expects to make an additional $41 million of interest payments during fiscal 2024 on these notes. On March 8, 2024, the Company issued senior unsecured notes with an aggregate principal amount of $500 million, which is intended, along with cash on hand, to pay the $950 million notes due June 2024 upon maturity. See Note J - Long-Term Debt and Other Borrowing Arrangements of the Notes to the Consolidated Financial Statements for additional information.

Borrowing Capacity
As a source of short-term financing, the Company maintains a $750 million unsecured revolving credit facility. The maximum commitment under this credit facility may be further increased by $375 million, generally by mutual agreement of the lenders and the Company, subject to certain customary conditions. Funds drawn from this facility may be used by the Company to refinance existing debt, for working capital or other general corporate purposes, and for funding acquisitions. The lending commitments under the facility are scheduled to expire on May 6, 2026, at which time the Company will be required to pay in full all obligations then outstanding. As of April 28, 2024, the Company had no outstanding draws from this facility.

Debt Covenants
The Company’s debt and credit agreements contain customary terms and conditions including representations, warranties, and covenants. These debt covenants limit the ability of the Company to, among other things, incur debt for borrowed money secured by certain liens, engage in certain sale and leaseback transactions, and require maintenance of certain consolidated leverage ratios. As of April 28, 2024, the Company was in compliance with all covenants and expects to maintain compliance in the future.

Cash Held by International Subsidiaries
As of April 28, 2024, the Company had $195 million of cash and cash equivalents held by international subsidiaries. The Company maintains all undistributed earnings as permanently reinvested. The Company evaluates the balance and uses of cash held internationally based on the needs of the business.

Share Repurchases
The Company is authorized to repurchase 3,677,494 shares of common stock as part of an existing plan approved by the Company’s Board of Directors. The Company did not repurchase any shares of stock during the first six months of fiscal 2024. The Company continues to evaluate share repurchases as part of its capital allocation strategy.

Commitments
On March 8, 2024, the Company issued senior unsecured notes with an aggregate principal amount of $500 million with a three-year tenor due March 2027. The notes bear interest at a fixed rate of 4.800% per annum and pay semi-annually. See Note J - Long-Term Debt and Other Borrowing Arrangements of the Notes to the Consolidated Financial Statements for additional information.

In the third quarter of fiscal 2024, the Company expects to utilize cash on hand to pay approximately $12 million to settle with certain plaintiffs from the pork antitrust litigation. Refer to Note I - Commitments and Contingencies of the Notes to the Consolidated Financial Statements for additional information.

Outside of the items mentioned above, there have been no material changes to the information regarding the Company’s future contractual financial obligations previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2023.

TRADEMARKS

References to the Company’s brands or products in italics within this report represent valuable trademarks owned or licensed by Hormel Foods, LLC or other subsidiaries of Hormel Foods Corporation.

CRITICAL ACCOUNTING ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates, judgments, and assumptions that can have a meaningful effect on the reporting of consolidated financial statements. The significant accounting policies used in preparing these Consolidated Financial Statements are consistent with those described in Note A - Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in the Form 10-K.

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

In connection with the “safe harbor” provisions of the Reform Act, the Company is identifying risk factors that could affect financial performance and cause the Company’s actual results to differ materially from opinions or statements expressed with respect to future periods. The discussions of risk factors in the Company’s most recent Annual Report on Form 10-K and in Part II, Item 1A of this Quarterly Report on Form 10-Q contain certain cautionary statements regarding the Company’s business, which should be considered by investors and others. Such risk factors should be considered in conjunction with any discussions of operations or results by the Company or its representatives, including any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors, or other communications by the Company.

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

Commodity Price Risk: The Company is subject to commodity price risk primarily through grain, lean hog, natural gas, and diesel fuel markets. To reduce these exposures and offset the fluctuations caused by changes in market conditions, the Company employs hedging programs. These programs utilize futures, swaps, and options contracts and are accounted for as cash flow hedges. The fair value of the Company’s cash flow commodity contracts as of April 28, 2024 was $0.3 million, compared to $(17.1) million as of October 29, 2023. The Company measures its market risk exposure on its cash flow commodity contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices. A 10 percent decrease in the market price would have negatively impacted the fair value of the Company’s cash flow commodity contracts as of April 28, 2024 by $28.2 million, which in turn would lower the Company’s future cost on purchased commodities by a similar amount.

Interest Rate Risk: The Company is subject to interest rate risk primarily from changes in fair value of long-term fixed rate debt. As of April 28, 2024, the Company’s long-term debt had a fair value of $3.3 billion compared to $2.7 billion as of October 29, 2023. The Company measures its market risk exposure of long-term fixed rate debt using a sensitivity analysis, which considers a 10 percent change in interest rates. A 10 percent decrease in interest rates would have positively impacted the fair value of the Company’s long-term debt as of April 28, 2024 by $83.6 million. A 10 percent increase would have negatively impacted the long-term debt by $77.9 million.

Foreign Currency Exchange Rate Risk: The fair values of certain assets are subject to fluctuations in foreign currency exchange rates. The Company’s net asset position in foreign currencies as of April 28, 2024 and October 29, 2023 was $1.1 billion, with most of the exposure existing in Chinese yuan, Indonesian rupiah, and Brazilian real. The Company currently does not use market risk sensitive instruments to manage this risk.

Investment Risk: The Company has corporate-owned life insurance policies classified as trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans. As of April 28, 2024, the balance of these securities totaled $202.1 million compared to $188.2 million as of October 29, 2023. The rabbi trust is invested primarily in fixed income funds. The Company is subject to market risk due to fluctuations in the value of the remaining investments as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis. A 10 percent decline in the value of the investments not held in fixed income funds would have negatively impacted the Company’s pretax earnings by approximately $9.1 million, while a 10 percent increase in value would have a positive impact of the same amount.

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

(b)    Internal Controls.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) through the second quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information regarding legal proceedings is available in Note I - Commitments and Contingencies of the Notes to the Consolidated Financial Statements.

Item 1A. RISK FACTORS

The Company’s business, operations, and financial condition are subject to various risks and uncertainties. There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2023, except as follows:

Business and Operational Risks

Deterioration of labor relations, labor availability or increases in labor costs could harm the Company’s business. As of October 29, 2023, the Company employed approximately 20,000 people worldwide, of which approximately 20 percent were represented by labor unions, principally the United Food and Commercial Workers Union. Union contracts at two of the Company's manufacturing facilities, covering approximately 250 employees, expire during fiscal 2024. A new union agreement was ratified by one of these facilities in the second quarter. A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities or co-manufacturing facilities resulting in work slowdowns or stoppages could harm the Company’s financial results. Labor and skilled labor availability challenges could continue to have an adverse effect on the Company's business.

Industry Risks

Outbreaks of disease among livestock and poultry flocks could harm the Company’s revenues and operating margins. The Company is subject to risks associated with the outbreak of disease in pork and beef livestock, and poultry flocks, including African swine fever (ASF), Bovine Spongiform Encephalopathy (BSE), pneumo-virus, Porcine Circovirus 2 (PCV2), Porcine Reproduction & Respiratory Syndrome (PRRS), Foot-and-Mouth Disease (FMD), Porcine Epidemic Diarrhea Virus (PEDv), and Highly Pathogenic Avian Influenza (HPAI). The outbreak of such diseases could adversely affect the Company’s supply of raw materials, increase the cost of production, reduce utilization of the Company’s harvest facilities, and reduce operating margins. The impact of global climate change may increase these risks due to changes in weather or migratory patterns, which may result in certain types of diseases occurring more frequently or with more intense effects. Additionally, the outbreak of disease may hinder the Company’s ability to market and sell products both domestically and internationally.

In recent years, the outbreak of ASF has impacted hog herds in China, Asia, Europe, and the Caribbean. If an outbreak of ASF were to occur in the U.S., the Company’s supply of hogs and pork could be materially impacted.

HPAI was detected within the Company’s turkey supply chain during the first half of fiscal 2024. The impact of HPAI has reduced and will continue to reduce production volume in the Company’s turkey facilities throughout fiscal 2024. The Company is continuing to monitor the situation and will take appropriate actions to protect the health of the turkeys across the supply chain.

The Company has developed business continuity plans for various disease scenarios and will continue to update these plans as necessary. There can be no assurance given, however, that these plans will be effective in eliminating the negative effects of any such diseases on the Company’s operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuer purchases of equity securities in the quarter ended April 28, 2024. On January 29, 2013, the Company’s Board of Directors authorized the repurchase of 10,000,000 shares of its common stock with no expiration date. On January 26, 2016, the Board of Directors approved a two-for-one split of the Company’s common stock to be effective January 27, 2016. As part of the stock split resolution, the number of shares remaining to be repurchased was adjusted proportionately. The maximum number of shares that may yet be purchased under the repurchase plans or programs as of April 28, 2024 is 3,677,494.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

During the fiscal quarter ended April 28, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as the terms are defined in Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

4.1	Form of 4.800% Notes Due March 30, 2027. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 8, 2024, File No. 001-02402.)

31.1	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2024, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Condensed Statements of Financial Position, (iv) Consolidated Statements of Changes in Shareholders’ Investment, (v) Consolidated Condensed Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2024, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORMEL FOODS CORPORATION
(Registrant)

Date: May 30, 2024	By:	/s/ JACINTH C. SMILEY
JACINTH C. SMILEY
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 30, 2024	By:	/s/ PAUL R. KUEHNEMAN
PAUL R. KUEHNEMAN
Vice President and Controller
(Principal Accounting Officer)