Form 10-Q
period 2024-07-28
HORMEL FOODS CORP /DE/
filed 2024-09-04
CIK 48465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 28, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 1, 2024
Common Stock	$0.01465	par value	548,363,619
Common Stock Nonvoting	$0.01	par value	0

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Quarter Ended		Nine Months Ended
In thousands, except per share amounts	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Net Sales	$2,898,443	$2,963,299	$8,782,706	$8,911,930
Cost of Products Sold	2,410,075	2,465,251	7,281,798	7,426,514
Gross Profit	488,369	498,048	1,500,908	1,485,417
Selling, General, and Administrative	259,653	291,073	766,707	725,621
Equity in Earnings of Affiliates	7,977	9,784	39,250	42,213
Operating Income	236,693	216,759	773,452	802,009
Interest and Investment Income	10,484	9,239	43,416	20,700
Interest Expense	21,459	18,372	61,464	55,042
Earnings Before Income Taxes	225,719	207,626	755,404	767,666
Provision for Income Taxes	48,984	45,055	170,733	170,230
Net Earnings	176,735	162,571	584,671	597,437
Less: Net Earnings (Loss) Attributable to Noncontrolling Interest	34	(108)	(170)	(200)
Net Earnings Attributable to Hormel Foods Corporation	$176,701	$162,679	$584,842	$597,637

Net Earnings Per Share
Basic	$0.32	$0.30	$1.07	$1.09
Diluted	$0.32	$0.30	$1.07	$1.09

Weighted-average Shares Outstanding
Basic	548,685	546,358	547,858	546,389
Diluted	549,266	548,637	548,624	549,227

See Notes to the Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

	Quarter Ended		Nine Months Ended
In thousands	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Net Earnings	$176,735	$162,571	$584,671	$597,437
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(29,075)	(10,572)	(36,931)	27,362
Pension and Other Benefits	2,008	2,195	6,205	7,368
Derivatives and Hedging	(18,601)	2,518	(1,397)	(31,058)
Equity Method Investments	(6,770)	8,733	(10,330)	10,141
Total Other Comprehensive Income (Loss)	(52,438)	2,875	(42,453)	13,813
Comprehensive Income	124,297	165,445	542,218	611,250
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	(357)	(510)	(502)	(338)
Comprehensive Income Attributable to Hormel Foods Corporation	$124,653	$165,955	$542,720	$611,588

See Notes to the Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Unaudited

In thousands, except share and per share amounts	July 28, 2024	October 29, 2023
Assets
Cash and Cash Equivalents	$537,476	$736,532
Short-term Marketable Securities	24,454	16,664
Accounts Receivable (Net of Allowance for Doubtful Accounts of $3,678 at July 28, 2024, and $3,557 at October 29, 2023)	727,054	817,391
Inventories	1,649,649	1,680,406
Prepaid Expenses and Other Current Assets	58,814	46,256
Total Current Assets	2,997,446	3,297,249
Goodwill	4,923,731	4,928,464
Other Intangibles	1,743,615	1,757,171
Pension Assets	190,947	204,697
Investments in Affiliates	680,386	725,121
Other Assets	409,125	370,252
Property, Plant, and Equipment
Land	74,670	74,626
Buildings	1,471,787	1,458,354
Equipment	2,815,248	2,781,730
Construction in Progress	274,823	195,665
Less: Allowance for Depreciation	(2,467,997)	(2,344,557)
Net Property, Plant, and Equipment	2,168,531	2,165,818
Total Assets	$13,113,781	$13,448,772
Liabilities and Shareholders’ Investment
Accounts Payable	$675,167	$771,397
Accrued Expenses	74,789	51,679
Accrued Marketing Expenses	113,012	87,452
Employee-related Expenses	248,954	263,330
Interest and Dividends Payable	171,079	172,178
Taxes Payable	18,513	15,212
Current Maturities of Long-term Debt	8,232	950,529
Total Current Liabilities	1,309,746	2,311,776
Long-term Debt Less Current Maturities	2,851,621	2,358,719
Pension and Post-retirement Benefits	359,083	349,268
Deferred Income Taxes	499,098	498,106
Other Long-term Liabilities	217,008	191,917
Shareholders’ Investment
Preferred Stock, Par Value $0.01 a Share — Authorized 160,000,000 Shares; Issued — None	—	—
Common Stock, Nonvoting, Par Value $0.01 a Share — Authorized 400,000,000 Shares; Issued — None	—	—
Common Stock, Par Value $0.01465 a Share — Authorized 1,600,000,000 Shares; Shares Issued as of July 28, 2024: 548,328,587 Shares Issued as of October 29, 2023: 546,599,420	8,033	8,007
Additional Paid-in Capital	560,849	506,179
Accumulated Other Comprehensive Loss	(314,373)	(272,252)
Retained Earnings	7,612,610	7,492,952
Hormel Foods Corporation Shareholders’ Investment	7,867,119	7,734,885
Noncontrolling Interest	10,106	4,100
Total Shareholders’ Investment	7,877,225	7,738,985
Total Liabilities and Shareholders’ Investment	$13,113,781	$13,448,772

See Notes to the Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT
Unaudited

	Quarter Ended July 30, 2023
		Hormel Foods Corporation Shareholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
In thousands, except per share amounts	Shares	Amount	Shares	Amount
Balance at April 30, 2023	546,255	$8,002	—	$—	$488,100	$7,435,292	$(244,887)	$5,108	$7,691,615
Net Earnings (Loss)						162,679		(108)	162,571
Other Comprehensive Income (Loss)							3,277	(402)	2,875
Stock-based Compensation Expense					5,034				5,034
Exercise of Stock Options/Restricted Shares	212	3			5,931				5,933
Declared Dividends – $0.2750 per Share					239	(150,404)			(150,165)
Balance at July 30, 2023	546,467	$8,005	—	$—	$499,304	$7,447,567	$(241,610)	$4,598	$7,717,863

	Quarter Ended July 28, 2024
		Hormel Foods Corporation Shareholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
In thousands, except per share amounts	Shares	Amount	Shares	Amount
Balance at April 28, 2024	548,030	$8,028	—	$—	$549,130	$7,591,157	$(262,325)	$10,462	$7,896,452
Net Earnings (Loss)						176,701		34	176,735
Other Comprehensive Income (Loss)							(52,048)	(390)	(52,438)
Stock-based Compensation Expense					5,107				5,107
Exercise of Stock Options/Restricted Shares	299	4			6,321				6,325
Declared Dividends – $0.2825 per Share					291	(155,248)			(154,957)
Balance at July 28, 2024	548,329	$8,033	—	$—	$560,849	$7,612,610	$(314,373)	$10,106	$7,877,225

See Notes to the Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT
Unaudited

	Nine Months Ended July 30, 2023
		Hormel Foods Corporation Shareholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
In thousands, except per share amounts	Shares	Amount	Shares	Amount
Balance at October 30, 2022	546,237	$8,002	—	$—	$469,468	$7,313,374	$(255,561)	$4,936	$7,540,219
Net Earnings (Loss)						597,637		(200)	597,437
Other Comprehensive Income (Loss)							13,950	(138)	13,813
Purchases of Common Stock			(310)	(12,303)					(12,303)
Stock-based Compensation Expense	44	—			20,946				20,946
Exercise of Stock Options/Restricted Shares	496	7			8,482				8,489
Shares Retired	(310)	(5)	310	12,303	(277)	(12,021)			—
Declared Dividends – $0.8250 per Share					685	(451,423)			(450,738)
Balance at July 30, 2023	546,467	$8,005	—	$—	$499,304	$7,447,567	$(241,610)	$4,598	$7,717,863

	Nine Months Ended July 28, 2024
		Hormel Foods Corporation Shareholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
In thousands, except per share amounts	Shares	Amount	Shares	Amount
Balance at October 29, 2023	546,599	$8,007	—	$—	$506,179	$7,492,952	$(272,252)	$4,100	$7,738,985
Net Earnings (Loss)						584,842		(170)	584,671
Other Comprehensive Income (Loss)							(42,121)	(332)	(42,453)
Contribution from Noncontrolling Interest								6,508	6,508
Stock-based Compensation Expense	52	1			20,110				20,112
Exercise of Stock Options/Restricted Shares	1,677	24			33,760				33,784
Declared Dividends – $0.8475 per Share					800	(465,183)			(464,383)
Balance at July 28, 2024	548,329	$8,033	—	$—	$560,849	$7,612,610	$(314,373)	$10,106	$7,877,225

See Notes to the Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended
In thousands	July 28, 2024	July 30, 2023
Operating Activities
Net Earnings	$584,671	$597,437
Adjustments to Reconcile to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	191,354	187,326
Equity in Earnings of Affiliates	(39,250)	(42,213)
Distributions Received from Equity Method Investees	32,997	28,160
Provision for Deferred Income Taxes	(1,422)	(273)
Non-cash Investment Activities	(20,502)	(12,047)
Stock-based Compensation Expense	20,112	20,946
Operating Lease Cost	27,869	16,497
Other Non-cash, Net	18,510	12,295
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Accounts Receivable	89,428	81,423
Decrease (Increase) in Inventories	30,596	(20,536)
Decrease (Increase) in Prepaid Expenses and Other Assets	(7,719)	(52,117)
Increase (Decrease) in Pension and Post-retirement Benefits	32,042	29,571
Increase (Decrease) in Accounts Payable and Accrued Expenses	(95,374)	(131,204)
Increase (Decrease) in Net Income Taxes Payable	(5,196)	13,491
Net Cash Provided by (Used in) Operating Activities	858,117	728,756
Investing Activities
Net Sale (Purchase) of Securities	(6,106)	(49)
Purchases of Property, Plant, and Equipment	(172,656)	(168,529)
Proceeds from Sales of Property, Plant, and Equipment	432	5,306
Proceeds from (Purchases of) Affiliates and Other Investments	(6,681)	(427,195)
Proceeds from Company-owned Life Insurance	8,112	1,980
Net Cash Provided by (Used in) Investing Activities	(176,899)	(588,489)
Financing Activities
Proceeds from Long-term Debt	497,765	1,980
Payment of Debt Issuance Costs	(1,105)	—
Repayments of Long-term Debt and Finance Leases	(956,797)	(6,584)
Dividends Paid on Common Stock	(459,978)	(442,560)
Share Repurchase	—	(12,303)
Proceeds from Exercise of Stock Options	33,784	8,489
Proceeds from Noncontrolling Interest	6,508	—
Net Cash Provided by (Used in) Financing Activities	(879,823)	(450,977)
Effect of Exchange Rate Changes on Cash	(453)	(2,273)
Increase (Decrease) in Cash and Cash Equivalents	(199,057)	(312,983)
Cash and Cash Equivalents at Beginning of Year	736,532	982,107
Cash and Cash Equivalents at End of Period	$537,476	$669,124

Supplemental Non-cash Financing and Investing Activities:
Purchases of property, plant, and equipment included in accounts payable	$18,635	$2,527

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

Recently issued accounting standards or pronouncements not disclosed have been excluded as they are currently not relevant to the Company.

NOTE B - GOODWILL AND INTANGIBLE ASSETS

Goodwill: The change in the carrying amount of goodwill for the nine months ended July 28, 2024, is:

In thousands	Retail	Foodservice	International	Total
Balance at October 29, 2023	$2,916,796	$1,750,594	$261,074	$4,928,464
Foreign Currency Translation	—	—	(4,733)	(4,733)
Balance at July 28, 2024	$2,916,796	$1,750,594	$256,341	$4,923,731

Intangible Assets: The carrying amounts for indefinite-lived intangible assets are:

In thousands	July 28, 2024	October 29, 2023
Brands/Trade Names/Trademarks	$1,636,807	$1,636,807
Other Intangibles	184	184
Foreign Currency Translation	(6,893)	(5,893)
Total Indefinite-lived Intangible Assets	$1,630,099	$1,631,098

The gross carrying amount and accumulated amortization for definite-lived intangible assets are:

	July 28, 2024		October 29, 2023
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer Lists/Relationships	$168,239	$(90,951)	$168,239	$(82,658)
Other Intangibles	59,241	(19,045)	59,241	(15,857)
Trade Names/Trademarks	6,210	(5,687)	6,540	(5,089)
Foreign Currency Translation	—	(4,492)	—	(4,344)
Total Definite-lived Intangible Assets	$233,690	$(120,174)	$234,020	$(107,947)

Amortization expense on intangible assets is as follows:

	Quarter Ended		Nine Months Ended
In thousands	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Amortization Expense	$3,968	$4,605	$12,409	$13,806

Estimated annual amortization expense on intangible assets for the five fiscal years after October 29, 2023, is as follows:

In thousands	Amortization Expense
2024	$16,381
2025	14,681
2026	14,210
2027	13,940
2028	13,009

NOTE C - INVESTMENTS IN AFFILIATES

Equity in Earnings of Affiliates consists of:

		Quarter Ended		Nine Months Ended
In thousands	% Owned	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
MegaMex Foods, LLC(1)	50%	$3,066	$8,099	$19,444	$34,712
Other Equity Method Investments(2)	Various (20-50%)	4,912	1,685	19,806	7,501
Total Equity in Earnings of Affiliates		$7,977	$9,784	$39,250	$42,213
(1)    MegaMex Foods, LLC is reflected in the Retail segment.
(2)    Other Equity Method Investments are primarily reflected in the International segment but also include corporate venturing investments.

Distributions received from equity method investees consists of:

	Quarter Ended		Nine Months Ended
In thousands	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Dividends	$7,266	$14,509	$32,997	$28,160

On December 15, 2022, the Company purchased from various minority shareholders a 29% common stock interest in PT Garudafood Putra Putri Jaya Tbk (Garudafood), a food and beverage company in Indonesia. On April 12, 2023, the Company purchased additional shares increasing the ownership interest to 30%. This investment expanded the Company’s presence in Southeast Asia to support the global execution of the entertaining and snacking strategy. The Company has the ability to exercise significant influence, but not control, over Garudafood; therefore, the investment is accounted for under the equity method.

The Company obtained its Garudafood interest for a purchase price of $425.8 million, including associated transaction costs. The transaction was funded using the Company’s cash on hand. Based on a third-party valuation, the Company’s basis difference between the fair value of the investment and proportionate share of the carrying value of Garudafood’s net assets is $324.8 million. The basis difference related to inventory, property, plant and equipment, and certain intangible assets is being amortized through Equity in Earnings of Affiliates over the associated useful lives. As of July 28, 2024, the remaining basis difference was $304.1 million, which includes the impact of foreign currency translation. Based on quoted market prices, the fair value of the common stock held in Garudafood was $258.4 million as of July 26, 2024.

The Company recognized a basis difference of $21.3 million associated with the formation of MegaMex Foods, LLC, of which $8.7 million was remaining as of July 28, 2024. This difference is being amortized through Equity in Earnings of Affiliates.

NOTE D - INVENTORIES

Principal components of inventories are:

In thousands	July 28, 2024	October 29, 2023
Finished Products	$936,454	$954,432
Raw Materials and Work-in-Process	447,098	448,535
Operating Supplies	148,341	168,289
Maintenance Materials and Parts	117,755	109,151
Total Inventories	$1,649,649	$1,680,406

NOTE E - DERIVATIVES AND HEDGING

The Company uses hedging programs to manage risk associated with various commodity purchases and interest rates. These programs utilize futures, swaps, and options contracts to manage the Company’s exposure to market fluctuations. The Company has determined its designated hedging programs to be highly effective in offsetting the changes in fair value or cash flows generated by the items hedged. Effectiveness testing is performed on a quarterly basis to ascertain a high level of effectiveness for cash flow and fair value hedging programs. If the requirements of hedge accounting are no longer met, hedge accounting is discontinued immediately and any future changes to fair value are recorded directly through earnings.

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

Fair Value Interest Rate Hedge: In the first quarter of fiscal 2022, the Company entered into an interest rate swap to protect against changes in the fair value of a portion of previously issued senior unsecured notes attributable to the change in the benchmark interest rate. The hedge specifically designated the last $450 million of the notes due June 2024 (the 2024 Notes). The Company terminated the swap in the fourth quarter of fiscal 2022. The loss related to the swap was recorded as a fair value hedging adjustment to the hedged debt and was amortized through earnings over the remaining life of the debt. In the third quarter of fiscal 2024, the fair value hedging adjustment was completely amortized to correspond with the payment of the 2024 Notes upon maturity.

Other Derivatives: The Company holds certain futures and swap contracts to manage the Company’s exposure to fluctuations in grain and pork commodity markets. The Company has not applied hedge accounting to these positions. Activity related to derivatives not designated as hedges was immaterial to the consolidated financial statements during the quarter and nine months ended July 28, 2024, and July 30, 2023.

Volume: The Company’s outstanding contracts related to its commodity hedging programs include:

In millions	July 28, 2024		October 29, 2023
Corn	27.6	bushels	30.7	bushels
Lean Hogs	186.3	pounds	144.2	pounds
Natural Gas	3.5	MMBtu	3.0	MMBtu
Diesel Fuel	0.9	gallons	—	gallons

Fair Value of Derivatives: The gross fair values of the Company’s derivative instruments designated as hedges are:

In thousands	Location on Consolidated Statements of Financial Position	July 28, 2024	October 29, 2023
Commodity Contracts(1)	Other Current Assets	$(18,987)	$(13,233)
(1)    Amounts represent the gross fair value of commodity derivative assets and liabilities. The Company nets the derivative assets and liabilities for each of its commodity hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract. The amount or timing of cash collateral balances may impact the classification of the commodity derivative on the Consolidated Statements of Financial Position. The gross liability position as of July 28, 2024 was offset by the right to reclaim net cash collateral of $29.3 million contained within the master netting arrangement. The gross liability position as of October 29, 2023 was offset by the right to reclaim net cash collateral of $32.2 million. See Note H - Fair Value Measurements for a discussion of these net amounts as reported on the Consolidated Statements of Financial Position.

Fair Value Hedge - Assets (Liabilities): The carrying amount of the Company’s fair value hedged assets (liabilities) are:

In thousands	Location on Consolidated Statements of Financial Position	July 28, 2024	October 29, 2023
Commodity Contracts	Accounts Payable(1)	$(4,160)	$(4,914)
Interest Rate Contracts	Current Maturities of Long-term Debt(2)	—	(442,549)
(1)    Represents the carrying amount of fair value hedged assets and liabilities, which are offset by other assets included in master netting arrangements described above.
(2)    Represents the carrying amount of the hedged portion of the 2024 Notes. The 2024 Notes were paid on June 3, 2024, and there was no cumulative fair value hedging adjustment from discontinued hedges.

Accumulated Other Comprehensive Loss Impact: As of July 28, 2024, the Company included in AOCL hedging losses (before tax) of $25.5 million on commodity contracts and gains (before tax) of $11.7 million related to interest rate settled positions. The Company expects to recognize the majority of the losses on commodity contracts over the next twelve months. Gains on interest rate contracts offset the hedged interest payments over the tenor of the associated debt instruments.

The effect on AOCL for gains or losses (before tax) related to the Company’s derivative instruments are:

	Gain/(Loss) Recognized in AOCL(1)		Gain/(Loss) Reclassified from AOCL into Earnings(1)		Location on Consolidated Statements of Operations
	Quarter Ended		Quarter Ended
In thousands	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Cash Flow Hedges
Commodity Contracts	$(26,172)	$(2,600)	$(1,541)	$(5,758)	Cost of Products Sold
Excluded Component(2)	299	423	—	—
Interest Rate Contracts	—	—	247	247	Interest Expense

	Gain/(Loss) Recognized in AOCL(1)		Gain/(Loss) Reclassified from AOCL into Earnings(1)		Location on Consolidated Statements of Operations
	Nine Months Ended		Nine Months Ended
in thousands	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Cash Flow Hedges
Commodity Contracts	$(24,487)	$(34,151)	$(21,297)	$5,833	Cost of Products Sold
Excluded Component(2)	2,112	(268)	—	—
Interest Rate Contracts	—	—	741	741	Interest Expense
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

Consolidated Statements of Operations Impact: The effect on the Consolidated Statements of Operations for gains or losses (before tax) related to the Company’s derivative instruments are:

	Quarter Ended		Nine Months Ended
In thousands	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Net Earnings Attributable to Hormel Foods Corporation	$176,701	$162,679	$584,842	$597,637

Cash Flow Hedges - Commodity Contracts
Gain (Loss) Reclassified from AOCL	(1,541)	(5,758)	(21,297)	5,833
Amortization of Excluded Component from Options	(472)	(1,531)	(2,478)	(4,441)
Fair Value Hedges - Commodity Contracts
Gain (Loss) on Commodity Futures(1)	1,139	1,019	5,766	(440)
Total Gain (Loss) on Commodity Contracts(2)	(874)	(6,271)	(18,008)	952

Cash Flow Hedges - Interest Rate Contracts
Gain (Loss) Reclassified from AOCL	247	247	741	741
Fair Value Hedge - Interest Rate Contracts
Amortization of Loss Due to Discontinuance of Fair Value Hedge(3)	(1,202)	(3,125)	(7,451)	(9,374)
Total Gain (Loss) on Interest Rate Contracts(4)	(955)	(2,878)	(6,710)	(8,633)

Total Gain (Loss) Recognized in Earnings	$(1,828)	$(9,148)	$(24,718)	$(7,681)

(1)    Represents gains or losses on commodity contracts designated as fair value hedges that were closed during the quarter and nine months ended July 28, 2024, and July 30, 2023, which were offset by a corresponding gain or loss on the underlying hedged purchase commitment. Additional gains or losses related to changes in the fair value of open commodity contracts, along with the offsetting gain or loss on the hedged purchase commitment, are also marked-to-market through earnings with no impact on a net basis.
(2)    Total Gain (Loss) on Commodity Contracts is recognized in earnings through Cost of Products Sold.
(3)    Represents the fair value hedging adjustment amortized through earnings.
(4)    Total Gain (Loss) on Interest Rate Contracts is recognized in earnings through Interest Expense.

NOTE F - PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic cost for pension and other post-retirement benefit plans consists of:

	Pension Benefits
	Quarter Ended		Nine Months Ended
In thousands	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Service Cost	$9,033	$8,902	$27,108	$26,705
Interest Cost	18,336	17,157	55,008	51,472
Expected Return on Plan Assets	(19,377)	(19,571)	(58,132)	(58,714)
Amortization of Prior Service Cost	(221)	(461)	(664)	(1,383)
Recognized Actuarial (Gain) Loss	3,317	3,325	9,951	9,976
Net Periodic Cost	$11,086	$9,353	$33,270	$28,058

	Post-retirement Benefits
	Quarter Ended		Nine Months Ended
In thousands	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Service Cost	$41	$62	$123	$185
Interest Cost	2,895	3,016	8,687	9,044
Amortization of Prior Service Cost	2	2	6	6
Recognized Actuarial (Gain) Loss	(317)	(7)	(952)	(21)
Net Periodic Cost	$2,621	$3,073	$7,864	$9,214

Non-service cost components of net pension and post-retirement benefit cost are presented within Interest and Investment Income in the Consolidated Statements of Operations.

NOTE G - ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of Accumulated Other Comprehensive Loss are as follows:

In thousands	Foreign Currency Translation	Pension & Other Benefits		Derivatives & Hedging		Equity Method Investments		Accumulated Other Comprehensive Loss
Balance at April 28, 2024	$(93,937)	$(179,795)		$8,121		$3,286		$(262,325)
Unrecognized Gains (Losses)	—			—
Gross	(28,685)	(90)		(25,873)		(5,079)		(59,726)
Tax Effect	—	—		6,286		—		6,286
Reclassification into Net Earnings	—	—		—				—
Gross	—	2,781	(1)	1,294	(2)	(1,691)	(3)	2,383
Tax Effect	—	(683)		(308)		—		(991)
Change Net of Tax	(28,685)	2,008		(18,601)		(6,770)		(52,048)
Balance at July 28, 2024	$(122,621)	$(177,788)		$(10,481)		$(3,484)		$(314,373)

Balance at October 29, 2023	$(86,022)	$(183,993)		$(9,084)		$6,847		$(272,252)
Unrecognized Gains (Losses)
Gross	(36,599)	(87)		(22,375)		(5,113)		(64,174)
Tax Effect	—	—		5,417		—		5,417
Reclassification into Net Earnings
Gross	—	8,341	(1)	20,555	(2)	(5,217)	(3)	23,679
Tax Effect	—	(2,049)		(4,994)		—		(7,043)
Change Net of Tax	(36,599)	6,205		(1,397)		(10,330)		(42,121)
Balance at July 28, 2024	$(122,621)	$(177,788)		$(10,481)		$(3,484)		$(314,373)

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

	Fair Value Measurements at July 28, 2024
In thousands	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Cash and Cash Equivalents(1)	$537,476	$537,008	$468	$—
Short-term Marketable Securities(2)	24,454	4,970	19,484	—
Other Trading Securities(3)	206,980	—	206,980	—
Commodity Derivatives(4)	7,067	9,298	(2,231)	—
Total Assets at Fair Value	$775,976	$551,276	$224,700	$—
Liabilities at Fair Value
Deferred Compensation(3)	$61,425	$—	$61,425	$—
Total Liabilities at Fair Value	$61,425	$—	$61,425	$—

	Fair Value Measurements at October 29, 2023
In thousands	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Cash and Cash Equivalents(1)	$736,532	$735,387	$1,145	$—
Short-term Marketable Securities(2)	16,664	2,499	14,164	—
Other Trading Securities(3)	188,162	—	188,162	—
Commodity Derivatives(4)	9,330	9,603	(273)	—
Total Assets at Fair Value	$950,688	$747,489	$203,199	$—
Liabilities at Fair Value
Deferred Compensation(3)	$55,222	$—	$55,222	$—
Total Liabilities at Fair Value	$55,222	$—	$55,222	$—

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

(3)    The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred compensation plans. The majority of the funds held in the rabbi trust relate to supplemental executive retirement plans and have been invested primarily in fixed income funds managed by a third party. The declared rate on these funds is set based on a formula using the yield of the general account investment portfolio supporting the fund, as adjusted for expenses and other charges. The rate is guaranteed for one year at issue and may be reset annually on the policy anniversary, subject to a guaranteed minimum rate. As the value is based on adjusted market rates and the fixed rate is only reset on an annual basis, these funds are classified as Level 2.

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

The rabbi trust is included in Other Assets and deferred compensation liabilities in Other Long-term Liabilities on the Consolidated Statements of Financial Position. Securities held by the rabbi trust are classified as trading securities. Unrealized gains and losses associated with these investments are included in the Company’s earnings. During the quarter and nine months ended July 28, 2024, securities held by the rabbi trust generated gains of $4.9 million, and $18.8 million, respectively, compared to gains of $5.1 million and $12.1 million for the quarter and nine months ended July 30, 2023, respectively.

(4)    The Company’s commodity derivatives represent futures, swaps, and options contracts used in its hedging or other programs to offset price fluctuations associated with purchases of corn, natural gas, diesel fuel, hogs, and pork, and to minimize the price risk assumed when forward priced contracts are offered to the Company’s commodity suppliers. The Company’s futures and options contracts for corn are traded on the Chicago Board of Trade, while futures contracts for lean hogs are traded on the Chicago Mercantile Exchange. These are active markets with quoted prices available, and these contracts are classified as Level 1. The Company holds natural gas, diesel fuel, and pork swap contracts that are over-the-counter instruments classified as Level 2. The value of the natural gas and diesel fuel swap contracts is calculated using quoted prices from the New York Mercantile Exchange, and the value of the pork swap contracts are calculated using a futures implied USDA estimated pork cut-out value. All derivatives are reviewed for potential credit risk and risk of nonperformance. The net balance for commodity derivatives is included in Other Current Assets or Accounts Payable, as appropriate, on the Consolidated Statements of Financial Position. As of July 28, 2024, the Company had recognized the right to reclaim net cash collateral of $29.3 million from various counterparties (including cash of $37.7 million less $8.4 million of realized loss). As of October 29, 2023, the Company had recognized the right to reclaim net cash collateral of $32.2 million from various counterparties (including cash of $42.6 million less $10.4 million of realized loss).

The Company’s financial assets and liabilities include accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value. The Company does not carry its long-term debt at fair value on the Consolidated Statements of Financial Position. The fair value of long-term debt, utilizing discounted cash flows (Level 2), was $2.4 billion as of July 28, 2024, and $2.7 billion as of October 29, 2023. See Note J - Long-Term Debt and Other Borrowing Arrangements for additional information.

The Company measures certain nonfinancial assets and liabilities at fair value, which are recognized or disclosed on a nonrecurring basis (e.g., goodwill, intangible assets, and property, plant, and equipment). There were no material remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the quarter and nine months ended July 28, 2024, and July 30, 2023.

NOTE I - COMMITMENTS AND CONTINGENCIES

Except as described below, there were no material changes outside the ordinary course of business during the quarter and nine months ended July 28, 2024, to the contractual obligations and other commitments last disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2023.

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

Pork Antitrust Litigation
Beginning in June 2018, a series of putative class action complaints were filed against the Company, as well as several other pork-processing companies and a benchmarking service called Agri Stats, in the U.S. District Court for the District of Minnesota styled In re Pork Antitrust Litigation (the Pork Antitrust Litigation). Class Plaintiffs consist of Direct Purchaser Plaintiffs, Commercial and Institutional Indirect Purchaser Plaintiffs, and Consumer Indirect Purchaser Plaintiffs. The Class Plaintiffs allege, among other things, that beginning in January 2009, the defendants conspired and combined to fix, raise, maintain, and stabilize the price of pork and pork products—including through the use of Agri Stats—in violation of federal antitrust laws. The complaints on behalf of the putative classes of indirect purchasers also include causes of action under various state unfair competition laws, consumer protection laws, and unjust enrichment common laws. The plaintiffs seek treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees. Since the original filing, certain Non-Class Direct-Action Plaintiffs including the Offices of the Attorney General in New Mexico and Alaska, have opted out of class treatment and are proceeding with individual direct actions making similar claims, and others may do so in the future.

Although the Company strongly denies liability, continues to deny the allegations asserted by the Class Plaintiffs, and believes it has valid defenses, to avoid the uncertainty, risk, expense, and distraction of continued litigation involving the Class Plaintiffs, the Company executed settlement agreements providing for payments by the Company to the Direct Purchaser Plaintiffs of $4.9 million, the Commercial and Institutional Indirect Purchaser Plaintiffs of $2.4 million, and the Consumer Indirect Purchaser Plaintiffs of $4.5 million. The settlement amounts were recorded in Selling, General, and Administrative in the Consolidated Statements of Operations in the second quarter of fiscal 2024. Payments totaling $7.3 million were made in the third quarter of fiscal 2024, and $4.5 million is reflected within Accrued Expenses on the Consolidated Statements of Financial Position for the third quarter of fiscal 2024. The $4.5 million settlement amount was paid in August 2024, subsequent to the end of the third quarter.

The Company continues to defend against the claims of the Non-Class Direct-Action Plaintiffs. The Company has not recorded any liability for the non-class matters as it does not believe a loss is probable, and it cannot reasonably estimate any reasonably possible loss as the Company believes that it has valid and meritorious defenses against the allegations.

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

Poultry Wages Antitrust Litigation
In December 2019, a putative class of non-supervisory production and maintenance employees at poultry-processing plants in the continental U.S. filed an amended consolidated class action complaint against Jennie-O Turkey Store, Inc. and various other poultry processing companies in the U.S. District Court for the District of Maryland styled Jien, et al. v. Perdue Farms, Inc., et al. (the Poultry Wages Antitrust Litigation). In the operative amended complaint filed in February 2022, the plaintiffs allege that, since 2000, the defendants directly and through wage surveys and a benchmarking service exchanged information regarding compensation in an effort to depress and fix wages and benefits for employees at poultry-processing plants, feed mills, and hatcheries in violation of federal antitrust laws. The complaint sought, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest, as well as declaratory and injunctive relief. In July 2022, the Court partially granted the Company’s motion to dismiss, and dismissed plaintiffs’ per se wage-fixing claim as to the Company.

Although the Company strongly denies liability, continues to deny the allegations asserted by the plaintiffs, and believes it has valid defenses, to avoid the uncertainty, risk, expense, and distraction of continued litigation, the Company executed a settlement agreement with the plaintiffs on August 20, 2024, to settle this matter for the payment of $3.5 million. The settlement remains subject to Court approval. The Company recorded the agreed-upon settlement amount in Selling, General, and Administrative in the Consolidated Statements of Operations and in Accrued Expenses on the Consolidated Statements of Financial Position for the third quarter of fiscal 2024. The agreed-upon settlement amount will be paid following preliminary Court approval.

Red Meat Wages Antitrust Litigation
In November 2022, a putative class of non-supervisory production and maintenance employees at “red meat” processing plants in the continental U.S. filed a class action complaint against the Company and various other beef- and pork-processing companies in the U.S. District Court for the District of Colorado styled Brown, et al. v. JBS USA Food Co., et al. (the Red Meat Wages Antitrust Litigation). In the operative amended complaint filed in January 2024, the plaintiffs allege that, since 2000, the defendants directly and through wage surveys and a benchmarking service exchanged information regarding compensation in an effort to depress and fix wages and benefits for employees at beef- and pork-processing plants in violation of federal antitrust laws. The complaint sought, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest, as well as declaratory and injunctive relief.

Although the Company strongly denies liability, continues to deny the allegations asserted by the plaintiffs, and believes it has valid defenses, to avoid the uncertainty, risk, expense, and distraction of continued litigation, the Company executed a settlement agreement with the plaintiffs on August 20, 2024, to settle this matter for the payment of $13.5 million and the provision of certain data and information. The settlement remains subject to Court approval. The Company recorded the agreed-upon settlement amount in Selling, General, and Administrative in the Consolidated Statements of Operations and in Accrued Expenses on the Consolidated Statements of Financial Position for the third quarter of fiscal 2024. The agreed-upon settlement amount will be paid following preliminary Court approval.

NOTE J - LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS
Long-term Debt consists of:

In thousands	July 28, 2024	October 29, 2023
Senior Unsecured Notes, with Interest at 3.050% Interest Due Semi-annually through June 2051 Maturity Date	$600,000	$600,000
Senior Unsecured Notes, with Interest at 1.800% Interest Due Semi-annually through June 2030 Maturity Date	1,000,000	1,000,000
Senior Unsecured Notes, with Interest at 1.700% Interest Due Semi-annually through June 2028 Maturity Date	750,000	750,000
Senior Unsecured Notes, with Interest at 4.800% Interest Due Semi-annually through March 2027 Maturity Date	500,000	—
Senior Unsecured Notes, with Interest at 0.650% Interest Due Semi-annually through June 2024 Maturity Date	—	950,000
Unamortized Discount on Senior Notes	(6,897)	(7,016)
Unamortized Debt Issuance Costs	(16,341)	(16,278)
Interest Rate Swap Liabilities(1)	—	(7,451)
Finance Lease Liabilities	29,600	36,085
Other Financing Arrangements	3,490	3,908
Total	2,859,853	3,309,247
Less: Current Maturities of Long-term Debt	8,232	950,529
Long-term Debt Less Current Maturities	$2,851,621	$2,358,719
(1)    See Note E - Derivatives and Hedging for additional information.

Senior Unsecured Notes: On March 8, 2024, the Company issued senior notes in an aggregate principal amount of $500.0 million due March 2027. The notes bear interest at a fixed rate of 4.800% per annum. Interest accrues on the notes from March 8, 2024, and is payable semi-annually in arrears on March 30 and September 30 of each year, commencing September 30, 2024. The notes may be redeemed in whole or in part at any time at the applicable redemption prices. If a change of control triggering event occurs, the Company must offer to purchase the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

On June 3, 2021, the Company issued $950.0 million aggregate principal amount of its 0.650% notes due June 2024 (2024 Notes), $750.0 million aggregate principal amount of its 1.700% notes due June 2028 (2028 Notes), and $600.0 million aggregate principal amount of its 3.050% notes due June 2051 (2051 Notes). The notes may be redeemed in whole or in part at any time at the applicable redemption price. Interest accrues per annum at the stated rates and is paid semi-annually in arrears on June 3 and December 3 of each year, commencing December 3, 2021. Interest rate risk was hedged utilizing interest rate locks on the 2028 Notes and 2051 Notes. The Company lifted the hedges in conjunction with the issuance of these notes. See Note E - Derivatives and Hedging for additional information. If a change of control triggering event occurs, the Company must offer to purchase the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase. The Company repaid the $950.0 million 2024 Notes upon maturity on June 3, 2024.

On June 11, 2020, the Company issued senior notes in an aggregate principal amount of $1.0 billion due June 2030. The notes bear interest at a fixed rate of 1.800% per annum, with interest paid semi-annually in arrears on June 11 and December 11 of each year, commencing December 11, 2020. The notes may be redeemed in whole or in part at any time at the applicable redemption prices. If a change of control triggering event occurs, the Company must offer to purchase the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

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

On April 17, 2023, the Company entered into a first amendment (Amendment) to the Company’s $750.0 million unsecured revolving credit agreement. The Amendment provided for, among other things (i) the replacement of London Interbank Offered Rate (LIBOR) with Term Secured Overnight Financing Rate (SOFR) and Daily Simple Singapore Overnight Rate Average (SORA) for the Eurocurrency Rate for U.S. Dollars and Singapore Dollars, including applicable credit spread adjustments and relevant SOFR benchmark provisions, (ii) permitting two one-year extension options to be exercised at any anniversary, (iii) removing the change in debt ratings notice requirement, (iv) shortening the notice period requirements for Base Rate Loans to allow for same day notice, and (v) increasing the number of permitted Interest Periods from 8 to 15.

The unsecured revolving line of credit bears interest, at the Company’s election, at either a Base Rate plus margin of 0.0% to 0.150% or the Adjusted Term SOFR, Adjusted Daily Simple Risk-Free Rate (RFR) or Eurocurrency Rate plus margin of 0.575% to 1.150%. A variable fee of 0.050% to 0.100% is paid for the availability of this credit line. Extensions of credit under the facility may be made in the form of revolving loans, swingline loans, and letters of credit. The lending commitments under the agreement are scheduled to expire on May 6, 2026, at which time the Company will be required to pay in full all obligations then outstanding. As of July 28, 2024, and October 29, 2023, the Company had no outstanding draws from this facility.

Debt Covenants: The Company is required by certain covenants in its debt agreements to maintain specified levels of financial ratios and financial position. As of July 28, 2024, the Company was in compliance with all covenants.

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

The Company’s effective tax rate for the quarter and nine months ended July 28, 2024, was 21.7% and 22.6%, respectively, compared to 21.7% and 22.2%, respectively, for the corresponding periods a year ago. The Company benefited from the purchase of federal transferable energy credits in the third quarter of fiscal 2024. The Company benefited from the impact of higher federal deductions in the third quarter of fiscal 2023.

Unrecognized tax benefits, including interest and penalties, are recorded in Other Long-term Liabilities. If recognized as of July 28, 2024, these benefits would impact the Company’s effective tax rate by $17.2 million compared to $19.6 million as of July 30, 2023. The Company includes accrued interest and penalties related to uncertain tax positions in Provision for Income Taxes, with immaterial losses included during the quarter ended July 28, 2024, and July 30, 2023. The amount of accrued interest and penalties associated with unrecognized tax benefits was $2.7 million at July 28, 2024, and $3.2 million at July 30, 2023.

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

The Company is in various stages of audit by several state taxing authorities on a variety of fiscal years, as far back as 2015. While it is reasonably possible that one or more of these audits may be completed within the next 12 months and the related unrecognized tax benefits may change based on the status of the examinations, as of July 28, 2024, it was not possible to reasonably estimate the effect of any amount of such change to previously recorded uncertain tax positions.

NOTE L - EARNINGS PER SHARE DATA

The reported net earnings attributable to the Company were used when computing basic and diluted earnings per share. Diluted earnings per share was calculated using the treasury stock method. The shares used as the denominator for those computations are as follows:

	Quarter Ended		Nine Months Ended
In thousands	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Basic Weighted-average Shares Outstanding	548,685	546,358	547,858	546,389
Dilutive Potential Common Shares	581	2,279	766	2,838
Diluted Weighted-average Shares Outstanding	549,266	548,637	548,624	549,227

Antidilutive Potential Common Shares	17,560	7,589	17,888	5,998

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

The International segment processes, markets, and sells Company products internationally. This segment also includes the results from the Company’s international joint ventures, international equity method investments, and international royalty arrangements.

Financial measures for each of the Company’s reportable segments are set forth below. Intersegment sales are eliminated in consolidation and are not reviewed when evaluating segment performance. The Company does not allocate deferred compensation, non-recurring expenses associated with the transform and modernize initiative, investment income, interest expense, or interest income to its segments when measuring performance. The Company also retains various other income and expense items at the corporate level. Equity in Earnings of Affiliates is included in segment profit; however, earnings attributable to the Company’s corporate venturing investments and noncontrolling interests are excluded. These items are included below as Net Unallocated Expense and Noncontrolling Interest when reconciling to Earnings Before Income Taxes.

The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets. Therefore, the Company does not represent that these segments, if operated independently, would report the profit and other financial information shown below.

	Quarter Ended		Nine Months Ended
In thousands	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Net Sales
Retail	$1,767,251	$1,891,746	$5,467,078	$5,765,786
Foodservice	954,021	890,949	2,799,110	2,607,140
International	177,171	180,605	516,517	539,005
Total Net Sales	$2,898,443	$2,963,299	$8,782,706	$8,911,930

Segment Profit
Retail	$127,932	$151,128	$409,836	$459,031
Foodservice	142,487	146,270	441,952	428,110
International	21,792	12,222	65,026	45,723
Total Segment Profit	292,211	309,619	916,814	932,863
Net Unallocated Expense	66,526	101,886	161,239	164,997
Noncontrolling Interest	34	(108)	(170)	(200)
Earnings Before Income Taxes	$225,719	$207,626	$755,404	$767,666

The Company’s products primarily consist of meat and other food products. Total revenue contributed by classes of similar products are:

	Quarter Ended		Nine Months Ended
In thousands	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Perishable	$2,115,087	$2,068,787	$6,251,076	$6,222,485
Shelf-stable	783,356	894,512	2,531,630	2,689,445
Total Net Sales	$2,898,443	$2,963,299	$8,782,706	$8,911,930

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

The Company reported diluted net earnings per share of $0.32 for the third quarter of fiscal 2024, up 7 percent compared to the same period last year. Adjusted diluted net earnings per share(1) was $0.37. Significant factors impacting the quarter are listed below. All comparisons are to the same period of the prior year unless otherwise noted.

•Net sales for the third quarter decreased 2 percent. The benefit from higher volume and net sales in the Foodservice segment was more than offset by lower volume and net sales in the Retail and International segments.
•Segment profit for the third quarter decreased 6 percent. Improved results in the International segment were more than offset by declines in profit for each of the Retail and Foodservice segments.
•Earnings before income taxes for the third quarter increased 9 percent, as the impact of lower net sales was more than offset by lower selling, general, and administrative (SG&A) expenses compared to the prior period, which included an unfavorable arbitration ruling. Adjusted earnings before income taxes(1) decreased 8 percent.
•Retail segment profit declined in the current quarter as the benefit from lower logistics expenses and savings from the transform and modernize initiative were more than offset by the impact of lower net sales.

•Foodservice segment profit decreased in the current quarter, as higher sales were more than offset by higher SG&A expenses.
•International segment profit increased significantly in the current quarter, driven by improved export margins, growth from the Company’s investments in the Philippines and Indonesia, and favorable costs in China.
•The pre-tax impact of expenses related to the Company’s transform and modernize initiative and antitrust litigation settlements in the third quarter of fiscal 2024 was $30.5 million, most of which was recorded in SG&A expense. The pre-tax impact of expenses related to the Company's arbitration ruling in the third quarter of fiscal 2023 was $70.0 million, all of which was recorded in SG&A expense.
•Year-to-date cash flow from operations was $858 million, an increase of 18 percent compared to the prior year.
•Subsequent to the end of the quarter, storms in the Midwest U.S. caused roof and other damage at the Company’s Papillion, Nebraska, manufacturing facility. The Company is assessing the financial impact for the fourth quarter of fiscal year 2024.

Consolidated Results

Volume, Net Sales, Earnings, and Diluted Earnings Per Share

	Quarter Ended			Nine Months Ended
In thousands, except per share amounts	July 28, 2024	July 30, 2023	% Change	July 28, 2024	July 30, 2023	% Change
Volume (lbs.)	1,018,690	1,094,518	(6.9)	3,180,087	3,256,292	(2.3)
Net Sales	$2,898,443	$2,963,299	(2.2)	$8,782,706	$8,911,930	(1.5)
Earnings Before Income Taxes	225,719	207,626	8.7	755,404	767,666	(1.6)
Net Earnings Attributable to Hormel Foods Corporation	176,701	162,679	8.6	584,842	597,637	(2.1)
Diluted Earnings Per Share	0.32	0.30	6.7	1.07	1.09	(1.8)
Adjusted Diluted Earnings Per Share (1)	0.37	0.40	(7.5)	1.16	1.19	(2.5)
(1)    See the “Non-GAAP Measures” section below for a description of the Company’s use of measures not defined by United States Generally Accepted Accounting Principles (GAAP).

Net Sales
Net sales for the third quarter of fiscal 2024 decreased as the benefit from higher volume and net sales in the Foodservice segment was more than offset by lower volume and net sales in each of the Retail and International segments. In the Retail segment, lower volume and net sales were driven by significant year-over-year volume and pricing declines for whole bird turkeys, lower sales of Planters® snack nuts resulting from production disruptions at the Suffolk, Virginia, facility, and lower center-store and contract manufacturing volumes. In the International segment, top-line declines were driven by lower commodity export volumes and lower net sales in China.

For the first nine months of fiscal 2024, the benefit from improved volume in the Foodservice segment was more than offset by lower net sales in the Retail and International segments. The declines in net sales are related to a significant year-over-year decline in pricing within the whole bird turkey markets, which primarily impact the Retail segment, lower volumes in contract manufacturing, which primarily impact the Retail segment, and lower commodity export sales and lower net sales in China, which impact the International segment.

Cost of Products Sold

	Quarter Ended			Nine Months Ended
In thousands	July 28, 2024	July 30, 2023	% Change	July 28, 2024	July 30, 2023	% Change
Cost of Products Sold	$2,410,075	$2,465,251	(2.2)	$7,281,798	$7,426,514	(1.9)

Cost of products sold for the third quarter and the first nine months of fiscal 2024 decreased due primarily to lower sales. On a per pound basis, cost of products sold for the first nine months of fiscal 2024 was comparable to the same period of the prior year.

The Company expects costs of products sold to continue to moderate relative to the high levels of inflation the business has absorbed since the beginning of fiscal 2021. The Company expects its transform and modernize initiative to deliver cost savings, throughout fiscal 2024. The initiative targets costs throughout the Company’s organization, with a particular focus during 2024 on packaging, logistics, and production costs.

Gross Profit

	Quarter Ended			Nine Months Ended
In thousands	July 28, 2024	July 30, 2023	% Change	July 28, 2024	July 30, 2023	% Change
Gross Profit	$488,369	$498,048	(1.9)	$1,500,908	$1,485,417	1.0
Percent of Net Sales	16.8%	16.8%		17.1%	16.7%

For the third quarter of fiscal 2024, gross profit as a percent of net sales was flat. For the first nine months of fiscal 2024, gross profit as a percent of net sales increased in the International segment and was comparable for the Retail and Foodservice segments. All segments benefited from savings realized as part of the Company’s transform and modernize initiative.

Looking ahead to the fourth quarter of fiscal 2024, the Company expects gross profit as a percent of net sales to increase compared to last year. The Company expects gross profit as a percent of net sales to increase for the International segment and be comparable for the Retail and Foodservice segments.

Selling, General, and Administrative (SG&A)

	Quarter Ended			Nine Months Ended
In thousands	July 28, 2024	July 30, 2023	% Change	July 28, 2024	July 30, 2023	% Change
SG&A	$259,653	$291,073	(10.8)	$766,707	$725,621	5.7
Percent of Net Sales	9.0%	9.8%		8.7%	8.1%
Adjusted SG&A(1)	$230,373	$221,073	4.2	$706,941	$655,621	7.8
Adjusted Percent of Net Sales(1)	7.9%	7.5%		8.0%	7.4%
(1)    See the “Non-GAAP Measures” section below for a description of the Company’s use of measures not defined by GAAP.

For the third quarter, SG&A and SG&A as a percent of net sales decreased due to the accrual for an unfavorable arbitration ruling in the prior year, which was partially offset by current year litigation settlements. Adjusted SG&A as a percent of net sales(1) increased compared to last year. For the first nine months of fiscal 2024, SG&A and SG&A as a percent of net sales increased, primarily due to higher employee-related expenses.

Advertising investments in the third quarter were $40 million, a decrease of 6 percent compared to last year. The decline was partially due to lower support for the Planters® brand due to production disruptions at the Suffolk, Virginia, facility. For the first nine months of fiscal 2024, advertising investments were $128 million, an increase of 4 percent compared to last year. The Company expects full-year advertising expense to increase compared to the prior year.

Equity in Earnings of Affiliates

	Quarter Ended			Nine Months Ended
In thousands	July 28, 2024	July 30, 2023	% Change	July 28, 2024	July 30, 2023	% Change
Equity in Earnings of Affiliates	$7,977	$9,784	(18.5)	$39,250	$42,213	(7.0)

Equity in earnings of affiliates for the third quarter and the first nine months of fiscal 2024 decreased due to lower results for MegaMex Foods, LLC, partially offset by improvements from the Company’s international investments.

Interest and Investment Income and Interest Expense

	Quarter Ended			Nine Months Ended
In thousands	July 28, 2024	July 30, 2023	% Change	July 28, 2024	July 30, 2023	% Change
Interest and Investment Income	$10,484	$9,239	13.5	$43,416	$20,700	109.7
Interest Expense	21,459	18,372	16.8	61,464	55,042	11.7

Interest and investment income for the third quarter and the first nine months of fiscal 2024 increased due to a higher average cash balance, favorable market interest rates, and improved performance from the rabbi trust. Interest expense increased in the third quarter and first nine months of fiscal 2024 due to the second quarter debt issuance.

Effective Tax Rate

	Quarter Ended		Nine Months Ended
	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Effective Tax Rate	21.7%	21.7%	22.6%	22.2%

The effective tax rate in the third quarter was flat to last year. The higher effective tax rate for the first nine months of fiscal 2024 is primarily due to higher federal deductions in the prior year partially offset by the purchase of federal transferable energy credits in the current year. The effective tax rate for fiscal 2024 is expected to be between 22.0% and 23.0%. For further information, refer to Note K - Income Taxes of the Notes to the Consolidated Financial Statements.

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

	Quarter Ended			Nine Months Ended
In thousands	July 28, 2024	July 30, 2023	% Change	July 28, 2024	July 30, 2023	% Change
Net Sales
Retail	$1,767,251	$1,891,746	(6.6)	$5,467,078	$5,765,786	(5.2)
Foodservice	954,021	890,949	7.1	2,799,110	2,607,140	7.4
International	177,171	180,605	(1.9)	516,517	539,005	(4.2)
Total Net Sales	$2,898,443	$2,963,299	(2.2)	$8,782,706	$8,911,930	(1.5)

Segment Profit
Retail	$127,932	$151,128	(15.3)	$409,836	$459,031	(10.7)
Foodservice	142,487	146,270	(2.6)	441,952	428,110	3.2
International	21,792	12,222	78.3	65,026	45,723	42.2
Total Segment Profit	292,211	309,619	(5.6)	916,814	932,863	(1.7)
Net Unallocated Expense	66,526	101,886	(34.7)	161,239	164,997	(2.3)
Noncontrolling Interest	34	(108)	131.5	(170)	(200)	14.9
Earnings Before Income Taxes	$225,719	$207,626	8.7	$755,404	$767,666	(1.6)

Retail

	Quarter Ended			Nine Months Ended
In thousands	July 28, 2024	July 30, 2023	% Change	July 28, 2024	July 30, 2023	% Change
Volume (lbs.)	680,214	748,146	(9.1)	2,170,621	2,267,363	(4.3)
Net Sales	$1,767,251	$1,891,746	(6.6)	$5,467,078	$5,765,786	(5.2)
Segment Profit	127,932	151,128	(15.3)	409,836	459,031	(10.7)

In the third quarter of fiscal 2024, volume and net sales declined, primarily due to significant year-over-year volume and pricing declines for whole bird turkeys, lower sales of Planters® snack nuts resulting from production disruptions at the Suffolk, Virginia, facility, and lower center-store and contract manufacturing volumes. Partially offsetting these declines were net sales growth for many key brands, including Hormel® Black Label® bacon, Applegate® natural and organic meats, Jennie-O® ground turkey, Skippy® peanut butter, Wholly® guacamole, Herdez® salsas and sauces, and Hormel® Square Table™ entrees. For the first nine months of fiscal 2024, net sales declined primarily due to significant year-over-year declines in whole bird turkey sales and lower contract manufacturing volumes.

For the third quarter and first nine months of fiscal 2024, segment profit declined due to lower sales and higher SG&A. These factors more than offset the benefit from lower logistics expenses and savings from the transform and modernize initiative.

For the fourth quarter of fiscal 2024, Retail segment profit is expected to be comparable to the prior year, excluding the impact of last year's non-cash impairment charge. The Company expects continued benefits from lower logistics expenses and incremental savings from the transform and modernize initiative to mitigate the negative impacts from lower volumes, unfavorable commodity whole turkey dynamics, and lingering production disruptions at the Suffolk facility.

Foodservice

	Quarter Ended			Nine Months Ended
In thousands	July 28, 2024	July 30, 2023	% Change	July 28, 2024	July 30, 2023	% Change
Volume (lbs.)	259,947	255,822	1.6	777,785	747,484	4.1
Net Sales	$954,021	$890,949	7.1	$2,799,110	$2,607,140	7.4
Segment Profit	142,487	146,270	(2.6)	441,952	428,110	3.2

Volume and net sales growth in the third quarter of fiscal 2024 were driven primarily by strong performance across the turkey, premium prepared proteins, bacon, and pepperoni categories. Notable products such as Hormel® Fire Braised™ meats, Hormel® Bacon 1™ cooked bacon, Café H® globally inspired proteins, and Rosa Grande® premium pepperoni delivered strong volume and net sales growth. Growth from branded Jennie-O® turkey items continued to benefit top-line results. For the first nine months of fiscal 2024, volume and net sales growth was broad-based and across numerous categories.

Segment profit decreased for the third quarter of fiscal 2024 as higher sales were more than offset by higher SG&A expenses. Segment profit increased for the first nine months of fiscal 2024 primarily due to higher sales.

For the fourth quarter, the Company expects Foodservice segment profit to be in line with prior year, with the impact from volume growth expected to be offset by higher SG&A compared to last year.

International

	Quarter Ended			Nine Months Ended
In thousands	July 28, 2024	July 30, 2023	% Change	July 28, 2024	July 30, 2023	% Change
Volume (lbs.)	78,529	90,550	(13.3)	231,681	241,445	(4.0)
Net Sales	$177,171	$180,605	(1.9)	$516,517	$539,005	(4.2)
Segment Profit	21,792	12,222	78.3	65,026	45,723	42.2

During the third quarter of fiscal 2024, robust volume and net sales growth for SPAM® luncheon meat, refrigerated foodservice exports, and Skippy® peanut butter exports were more than offset by the difficult comparison in the prior year to significantly higher export volumes of low-margin commodity fresh pork and turkey. For the first nine months of fiscal 2024, net sales declined due to lower commodity export sales and lower net sales in China.

Segment profit in the third quarter of fiscal 2024 increased significantly, due to improved export margins, growth from the Company's investments in the Philippines and Indonesia, and favorable costs in China. For the first nine months of fiscal 2024, segment profit increased due to improvement from the Company's international investments, favorable costs in China, and growth in Brazil.

In the fourth quarter of fiscal 2024, the Company expects International segment profit to increase significantly compared to last year. This recovery is expected to be driven by improvement across the business, including increased branded exports, growth in China and Brazil, and contributions from investments in the Philippines and Indonesia.

Unallocated Income and Expense

	Quarter Ended		Nine Months Ended
In thousands	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Net Unallocated Expense	$66,526	$101,886	$161,239	$164,997
Noncontrolling Interest	34	(108)	(170)	(200)

Net unallocated expense decreased for the third quarter of fiscal 2024 due to the accrual for an unfavorable arbitration ruling in the prior year. For the first nine months of fiscal 2024, net unallocated expense decreased as the benefit from lapping the arbitration ruling, higher interest income, and favorable rabbi trust performance was partially offset by transform and modernize initiative costs, litigation settlements, and higher employee-related expenses.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2023.

(1)Non-GAAP Measures

This filing includes measures of financial performance that are not defined by GAAP. The Company utilizes these non-GAAP measures to understand and evaluate operating performance on a consistent basis. These measures may also be used when making decisions regarding resource allocation and in determining incentive compensation. The Company believes these non-GAAP measures provide useful information to investors because they aid analysis and understanding of the Company’s results and business trends relative to past performance and the Company’s competitors. Non-GAAP measures are not intended to be a substitute for GAAP measures in analyzing financial performance. These non-GAAP measures are not calculated in accordance with GAAP and may be different from non-GAAP measures used by other companies.

Transform and Modernize Initiative
In the fourth quarter of fiscal 2023, the Company announced a multi-year transform and modernize initiative. In presenting non-GAAP measures, the Company adjusts for (i.e., excludes) expenses for this initiative that are non-recurring, comprised primarily of project-based external consulting fees and asset write-offs related to portfolio optimization (i.e., reducing the complexity and optimizing the assortment of the product portfolio). The Company believes that non-recurring costs associated with the transform and modernize initiative are not reflective of the Company’s ongoing operating cost structure; therefore, the Company is excluding these discrete costs. The Company does not adjust for (i.e., does not exclude) certain costs related to the transform and modernize initiative that are expected to continue after the project ends, such as software license fees and internal employee expenses, because those costs are considered ongoing in nature as a component of normal operating costs.

Legal Matters
From time to time, the Company incurs expenses related to discrete legal matters that the Company believes are not indicative of the Company’s core operating performance, do not reflect expected future operating costs, and may not be meaningful when comparing the Company’s operating performance against that of prior periods. The Company adjusts for (i.e., excludes) these expenses.

Litigation Settlements
In the second and third quarters of fiscal 2024, the Company entered into settlement agreements with certain plaintiffs in its pending antitrust litigation. See Note I - Commitments and Contingencies of the Notes to the Consolidated Financial Statements for additional information.

Arbitration Ruling
In the third quarter of fiscal 2023, the Company received an unexpected, unfavorable arbitration ruling involving an isolated commercial dispute with a third party.

The table below shows the calculations to reconcile from the GAAP measures to the non-GAAP measures presented in this Quarterly Report on Form 10-Q. The tax impacts were calculated using the effective tax rate for the quarter in which the expenses were incurred.

	Quarter Ended		Nine Months Ended
In thousands, except per share amounts	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Cost of Products Sold (GAAP)	$2,410,075	$2,465,251	$7,281,798	$7,426,514
Transform and Modernize Initiative(1)	(1,226)	—	(4,646)	—
Adjusted Cost of Products Sold (Non-GAAP)	$2,408,848	$2,465,251	$7,277,152	$7,426,514

Gross Profit (GAAP)	$488,369	$498,048	$1,500,908	$1,485,417
Transform and Modernize Initiative(1)	1,226	—	4,646	—
Adjusted Gross Profit (Non-GAAP)	$489,595	$498,048	$1,505,554	$1,485,417

SG&A (GAAP)	$259,653	$291,073	$766,707	$725,621
Transform and Modernize Initiative(2)	(12,280)	—	(31,016)	—
Pork Antitrust Litigation Settlements	—	—	(11,750)	—
Red Meat Wages Antitrust Litigation Settlement	(13,500)	—	(13,500)	—
Poultry Wages Antitrust Litigation Settlement	(3,500)	—	(3,500)	—
Arbitration Ruling	—	(70,000)	—	(70,000)
Adjusted SG&A (Non-GAAP)	$230,373	$221,073	$706,941	$655,621

Operating Income (GAAP)	$236,693	$216,759	$773,452	$802,009
Transform and Modernize Initiative(1)(2)	13,506	—	35,663	—
Pork Antitrust Litigation Settlements	—	—	11,750	—
Red Meat Wages Antitrust Litigation Settlement	13,500	—	13,500	—
Poultry Wages Antitrust Litigation Settlement	3,500	—	3,500	—
Arbitration Ruling	—	70,000	—	70,000
Adjusted Operating Income (Non-GAAP)	$267,200	$286,759	$837,864	$872,009

Earnings Before Income Taxes (GAAP)	$225,719	$207,626	$755,404	$767,666
Transform and Modernize Initiative(1)(2)	13,506	—	35,663	—
Pork Antitrust Litigation Settlements	—	—	11,750	—
Red Meat Wages Antitrust Litigation Settlement	13,500	—	13,500	—
Poultry Wages Antitrust Litigation Settlement	3,500	—	3,500	—
Arbitration Ruling	—	70,000	—	70,000
Adjusted Earnings Before Income Taxes (Non-GAAP)	$256,225	$277,626	$819,816	$837,666

Provision for Income Taxes (GAAP)	$48,984	$45,055	$170,733	$170,230
Transform and Modernize Initiative(1)(2)	2,931	—	8,009	—
Pork Antitrust Litigation Settlements	—	—	2,644	—
Red Meat Wages Antitrust Litigation Settlement	2,930	—	2,930	—
Poultry Wages Antitrust Litigation Settlement	760	—	760	—
Arbitration Ruling	—	15,190	—	15,190
Adjusted Provision for Income Taxes (Non-GAAP)	$55,603	$60,245	$185,074	$185,420

	Quarter Ended		Nine Months Ended
In thousands, except per share amounts	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Net Earnings Attributable to Hormel Foods Corporation (GAAP)	$176,701	$162,679	$584,842	$597,637
Transform and Modernize Initiative(1)(2)	10,575	—	27,654	—
Pork Antitrust Litigation Settlements	—	—	9,106	—
Red Meat Wages Antitrust Litigation Settlement	10,571	—	10,571	—
Poultry Wages Antitrust Litigation Settlement	2,741	—	2,741	—
Arbitration Ruling	—	54,810	—	54,810
Adjusted Net Earnings Attributable to Hormel Foods Corporation (Non-GAAP)	$200,588	$217,489	$634,913	$652,447

Diluted Net Earnings Per Share (GAAP)	$0.32	$0.30	$1.07	$1.09
Transform and Modernize Initiative(1)(2)	0.02	—	0.05	—
Pork Antitrust Litigation Settlements	—	—	0.02	—
Red Meat Wages Antitrust Litigation Settlement	0.02	—	0.02	—
Poultry Wages Antitrust Litigation Settlement	—	—	—	—
Arbitration Ruling	—	0.10	—	0.10
Adjusted Diluted Net Earnings Per Share (Non-GAAP)	$0.37	$0.40	$1.16	$1.19

SG&A as a Percent of Net Sales (GAAP)	9.0%	9.8%	8.7%	8.1%
Transform and Modernize Initiative(2)	(0.4)	—	(0.4)	—
Pork Antitrust Litigation Settlements	—	—	(0.1)	—
Red Meat Wages Antitrust Litigation Settlement	(0.5)	—	(0.2)	—
Poultry Wages Antitrust Litigation Settlement	(0.1)	—	—	—
Arbitration Ruling	—	(2.4)	—	(0.8)
Adjusted SG&A as a Percent of Net Sales (Non-GAAP)	7.9%	7.5%	8.0%	7.4%

Operating Margin (GAAP)	8.2%	7.3%	8.8%	9.0%
Transform and Modernize Initiative(1)(2)	0.5	—	0.4	—
Pork Antitrust Litigation Settlements	—	—	0.1	—
Red Meat Wages Antitrust Litigation Settlement	0.5	—	0.2	—
Poultry Wages Antitrust Litigation Settlement	0.1	—	—	—
Arbitration Ruling	—	2.4	—	0.8
Adjusted Operating Margin (Non-GAAP)	9.2%	9.7%	9.5%	9.8%

(1)    Comprised primarily of asset write-offs related to portfolio optimization.
(2)    Comprised primarily of project-based external consulting fees.

LIQUIDITY AND CAPITAL RESOURCES

When assessing its liquidity and capital resources, the Company evaluates cash and cash equivalents, short-term and long-term investments, income from operations, and borrowing capacity.

Cash Flow Highlights

	Nine Months Ended
In thousands	July 28, 2024	July 30, 2023
Cash and Cash Equivalents at End of Period	$537,476	$669,124
Cash Provided by (Used in) Operating Activities	858,117	728,756
Cash Provided by (Used in) Investing Activities	(176,899)	(588,489)
Cash Provided by (Used in) Financing Activities	(879,823)	(450,977)
Increase (Decrease) in Cash and Cash Equivalents	(199,057)	(312,983)

Cash and cash equivalents decreased $199 million during the first nine months of fiscal 2024, primarily as a result of the Company repaying a portion of long-term debt by using existing cash on hand and the proceeds from new debt issued in fiscal 2024. Cash provided by operating activities has been sufficient to cover dividend payments and capital expenditures during the first nine months of fiscal 2024. The purchase of a minority interest in PT Garudafood Putra Putri Jaya Tbk (Garudafood) was the primary driver of the decline in cash and cash equivalents in the prior year. Additional details related to significant drivers of cash flows are provided below.

Cash Provided by (Used in) Operating Activities
•Cash flows from operating activities during the first nine months of fiscal 2024 were largely impacted by changes in operating assets and liabilities.
–Accounts receivable decreased $89 million and $81 million during the nine months ended July 28, 2024 and July 30, 2023, respectively, primarily due to lower sales.
–Inventory decreased $31 million during the first nine months of fiscal 2024 compared to an increase of $21 million in the comparable period of the prior year. The decrease in inventory during fiscal 2024 was due to benefits in supply chain processes associated with the Company's transform and modernize initiative as well as the impact of production disruptions at the Suffolk, Virginia manufacturing facility. These reduced levels of inventory were partially offset by higher levels of turkey on hand in fiscal 2024. The increase in inventory during fiscal 2023 was due to production outpacing sales.
–Accounts payable and accrued expenses decreased $95 million during the first nine months of fiscal 2024 due to the general timing of payments, feed and livestock deferral payments, and annual incentive payments. These decreases were partially offset by higher accruals for marketing and legal expenses. Accounts payable and accrued expenses decreased $131 million during the first nine months of fiscal 2023 due to the general timing of payments and annual incentive payments, partially offset by higher accruals for legal expenses.
–Prepaid expenses and other assets increased $8 million during the nine months ended July 28, 2024, compared to an increase of $52 million during the nine months ended July 30, 2023. This activity was primarily related to settlements associated with the Company’s hedging activities.

Cash Provided by (Used in) Investing Activities
•Capital expenditures were $173 million and $169 million during the first nine months of fiscal 2024 and fiscal 2023, respectively. The largest spend during fiscal 2024 was for the transition from harvest to value-added capacity at the facility in Barron, Wisconsin and wastewater infrastructure to support operations in Austin, Minnesota. The largest spend during fiscal 2023 was related to capacity expansion for pepperoni and the SPAM® family of products.
•During the first nine months of fiscal 2023, the Company purchased a minority interest in Garudafood for $426 million.

Cash Provided by (Used in) Financing Activities
•The Company paid $950 million of its senior unsecured notes upon maturity on June 3, 2024.
•Proceeds from the issuance of long-term debt were $498 million during the first nine months of fiscal 2024. The Company issued senior unsecured notes with aggregate principal amount of $500 million.
•Cash dividends paid to the Company’s shareholders were $460 million during the first nine months of fiscal 2024, compared to $443 million in the comparable period of fiscal 2023.
•Proceeds from the exercise of stock options were $34 million in the first nine months of fiscal 2024, compared to $8 million in the first nine months of fiscal 2023. The increase in proceeds was due to more options exercised during fiscal 2024 compared to fiscal 2023.
•There were no share repurchases during the first nine months of fiscal 2024. Share repurchases of $12 million were made during the first nine months of fiscal 2023.

Sources and Uses of Cash
The Company believes its balanced business model, with diversification across raw material inputs, channels, and categories, provides stability in ever-changing economic environments. The Company maintains a disciplined capital allocation strategy and uses a waterfall approach, which focuses first on core uses of cash, such as capital expenditures to maintain facilities, dividend returns to investors, mandatory debt repayments, and fulfillment of pension obligations. Next, the Company looks to strategic items in support of growth initiatives, such as capital projects, acquisitions, additional dividend increases, and working capital investments. Finally, the Company evaluates opportunistic uses, including incremental debt repayment and share repurchases.

The Company believes its anticipated income from operations, cash on hand, borrowing capacity under the current unsecured revolving credit facility, and access to capital markets will be adequate to meet all short-term and long-term commitments. The Company continues to look for opportunities to make investments and acquisitions that align with its strategic priorities. The Company has multiple sources of liquidity to complete such investments and acquisitions. For example, the Company’s historic ability to leverage its balance sheet through the issuance of debt has provided the flexibility to pursue strategic opportunities.

Dividend Payments
The Company remains committed to providing returns to investors through cash dividends. The Company has paid 384 consecutive quarterly dividends since becoming a public company in 1928. The Board of Directors approved an increased annual dividend rate for fiscal 2024 raising it to $1.13 per share from $1.10 per share, representing the 58th consecutive annual dividend increase.

Capital Expenditures
Capital expenditures are allocated to required maintenance and growth opportunities based on the needs of the business. Capital expenditures supporting growth opportunities in fiscal 2024 are expected to focus on projects related to value-added capacity, infrastructure, and new technology. Capital expenditures for fiscal 2024 are estimated to be $280 million.

Debt
As of July 28, 2024, the Company’s outstanding debt included $2.9 billion of fixed rate unsecured senior notes due in fiscal 2027, 2028, 2030, and 2051 with interest payable semi-annually. During the first nine months of fiscal 2024, the Company made $55 million of interest payments and the Company expects to make an additional $13 million of interest payments during fiscal 2024 on these notes. On March 8, 2024, the Company issued senior unsecured notes with an aggregate principal amount of $500 million. These proceeds were used, along with cash on hand, to repay $950 million in senior unsecured notes which matured on June 3, 2024. See Note J - Long-Term Debt and Other Borrowing Arrangements of the Notes to the Consolidated Financial Statements for additional information.

Borrowing Capacity
As a source of short-term financing, the Company maintains a $750 million unsecured revolving credit facility. The maximum commitment under this credit facility may be further increased by $375 million, generally by mutual agreement of the lenders and the Company, subject to certain customary conditions. Funds drawn from this facility may be used by the Company for general corporate purposes, which may include repaying existing debt, funding acquisitions, and for working capital or other general purposes. The lending commitments under the facility are scheduled to expire on May 6, 2026, at which time the Company will be required to pay in full all obligations then outstanding. As of July 28, 2024, the Company had no outstanding draws from this facility.

Debt Covenants
The Company’s debt agreements contain customary terms and conditions including representations, warranties, and covenants. These debt covenants limit the ability of the Company to, among other things, incur debt for borrowed money secured by certain liens, or engage in certain sale and leaseback transactions, and the covenants require the Company to maintain certain consolidated leverage ratios. As of July 28, 2024, the Company was in compliance with all covenants in its debt agreements and expects to maintain compliance in the future.

Cash Held by International Subsidiaries
As of July 28, 2024, the Company's international subsidiaries held $197 million of cash and cash equivalents. The Company maintains all undistributed earnings as permanently reinvested. The Company evaluates the balance and uses of cash held internationally based on the needs of the business.

Share Repurchases
The Company is authorized to repurchase 3,677,494 shares of common stock as part of an existing plan approved by the Company’s Board of Directors. Under the share repurchase authorization, the Company may repurchase shares periodically, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The share repurchase authorization has no expiration date. The Company did not repurchase any shares of stock during the first nine months of fiscal 2024. The Company continues to evaluate share repurchases as part of its capital allocation strategy.

Commitments
As previously described, on March 8, 2024, the Company issued senior unsecured notes with an aggregate principal amount of $500 million with a three-year tenor due March 2027. The notes bear interest at a fixed rate of 4.800% per annum and pay semi-annually. See Note J - Long-Term Debt and Other Borrowing Arrangements of the Notes to the Consolidated Financial Statements for additional information.

The Company used cash on hand to pay approximately $7 million during the third quarter of fiscal 2024 in respect of legal settlements. Subsequent to quarter-end but prior to the filing of this Quarterly Report on Form 10-Q, the Company used an additional $4 million of cash on hand to complete payment of these legal settlements. Also subsequent to quarter-end, the Company entered into additional legal settlements totaling $17 million, which remain subject to Court approval. Following such approval, the Company expects to pay the associated amounts using cash on hand. See Note I - Commitments and Contingencies of the Notes to the Consolidated Financial Statements for additional information.

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

The Company cautions readers not to place undue reliance on forward-looking statements, which represent current views as of the date made. Forward-looking statements are inherently at risk to changes in the Company’s business as well as the national and worldwide economic environment. The risks and uncertainties that could cause actual results to differ from those anticipated or projected include, among other things, risks related to the deterioration of economic conditions; risks associated with acquisitions, joint ventures, equity investments, and divestitures; the risk of disruption of operations, including at owned facilities, co-manufacturers, suppliers, logistics providers, customers, or other third-party service providers; risk related to the remediation of production disruptions at the Suffolk, Virginia, facility; the risk that the Company will fail to realize anticipated cost savings or operating efficiencies associated with strategic initiatives, including the transform and modernize initiative; risk of loss of a material contract; risk of the Company’s inability to protect information technology systems against, or effectively respond to, cyber attacks against it or others with whom it does business, security breaches or other IT interruptions; deterioration of labor relations or labor availability or increases to labor costs; general risks of the food industry, including food contamination or outbreaks of disease among livestock and poultry flocks; fluctuations in commodity prices and availability of raw materials and other inputs; fluctuations in market demand for the Company’s products; risks related to the Company's ability to respond to changing consumer preferences and the success of innovation and marketing investments; damage to the Company’s reputation or brand image; risks associated with climate change, or legal, regulatory, or market measures to address climate change; risks of litigation; potential sanctions and compliance costs arising from government regulation; compliance with stringent environmental regulations and potential environmental litigation; risks and uncertainties associated with intangible assets, including any future goodwill or intangible assets impairment charges; and risks arising from the Company’s foreign operations, including geopolitical risk, exchange rate risk, and risks associated with tariffs.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various forms of market risk as a part of its ongoing business practices. The Company utilizes derivative instruments to mitigate earnings fluctuations due to market volatility.

Commodity Price Risk: The Company is subject to commodity price risk primarily through grain, lean hog, natural gas, and diesel fuel markets. To reduce these exposures and offset the fluctuations caused by changes in market conditions, the Company employs hedging programs. These programs utilize futures, swaps, and options contracts and are accounted for as cash flow hedges. The fair value of the Company’s cash flow commodity contracts as of July 28, 2024 was $(22.9) million, compared to $(17.1) million as of October 29, 2023. The Company measures its market risk exposure on its cash flow commodity contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices. A 10 percent decrease in the market price would have negatively impacted the fair value of the Company’s cash flow commodity contracts as of July 28, 2024 by $25.6 million, which in turn would lower the Company’s future cost on purchased commodities by a similar amount.

Interest Rate Risk: The Company is subject to interest rate risk primarily from changes in fair value of long-term fixed rate debt. As of July 28, 2024, the Company’s long-term debt had a fair value of $2.4 billion compared to $2.7 billion as of October 29, 2023. The Company measures its market risk exposure of long-term fixed rate debt using a sensitivity analysis, which considers a 10 percent change in interest rates. A 10 percent decrease in interest rates would have positively impacted the fair value of the Company’s long-term debt as of July 28, 2024 by $76.0 million. A 10 percent increase would have negatively impacted the long-term debt by $70.9 million.

Foreign Currency Exchange Rate Risk: The fair values of certain of the Company’s assets are subject to fluctuations in foreign currency exchange rates. The Company’s net asset position in foreign currencies as of July 28, 2024 and October 29, 2023 was $1.1 billion, with most of the exposure existing in Chinese yuan, Indonesian rupiah, and Brazilian real. The Company currently does not use market risk sensitive instruments to manage this risk.

Investment Risk: The Company has corporate-owned life insurance policies classified as trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans. As of July 28, 2024, the balance of these securities totaled $207.0 million compared to $188.2 million as of October 29, 2023. The rabbi trust is invested primarily in fixed income funds. The Company is subject to market risk due to fluctuations in the value of the remaining investments as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis. A 10 percent decline in the value of the investments not held in fixed income funds would have negatively impacted the Company’s pre-tax earnings by approximately $9.8 million, while a 10 percent increase in value would have a positive impact of the same amount.

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

(b)    Internal Controls.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) through the third quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Business and Operational Risks

Deterioration of labor relations, labor availability or increases in labor costs could harm the Company’s business. As of October 29, 2023, the Company employed approximately 20,000 people worldwide, of which approximately 20 percent were represented by labor unions, principally the United Food and Commercial Workers Union. Union contracts at two of the Company's manufacturing facilities, covering approximately 250 employees, expired and new union agreements were ratified at both locations during fiscal 2024. A significant increase in labor costs or a deterioration of labor relations at any of the Company’s facilities or co-manufacturing facilities resulting in work slowdowns or stoppages could harm the Company’s financial results. Labor and skilled labor availability challenges could continue to have an adverse effect on the Company's business.

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

HPAI was detected within the Company’s turkey supply chain during the first nine months of fiscal 2024. The impact of HPAI has reduced and the Company believes it will continue to reduce production volume in the Company’s turkey facilities throughout fiscal 2024. The Company is continuing to monitor the situation and will take appropriate actions to protect the health of the turkeys across the supply chain.

The Company has developed business continuity plans for various disease scenarios and will continue to update these plans as necessary. There can be no assurance given, however, that these plans will be effective in eliminating the negative effects of any such diseases on the Company’s operating results.

Climate change, or legal, regulatory or market measures to address climate change, could have an adverse impact on the Company’s business and results of operations. There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. If such climate change has a negative impact on agricultural productivity, the Company may have decreased availability or less favorable pricing for the raw materials necessary for its operations. Climate change may also cause decreased availability or less favorable pricing for water, which could have an adverse effect on the Company’s operations and supply chain. In addition, natural disasters and extreme weather, including those caused by climate change, have caused and could continue to cause disruption in the Company’s operations and supply chain.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuer purchases of equity securities in the quarter ended July 28, 2024. On January 29, 2013, the Company’s Board of Directors authorized the repurchase of 10,000,000 shares of its common stock with no expiration date. On January 26, 2016, the Board of Directors approved a two-for-one split of the Company’s common stock to be effective January 27, 2016. As part of the stock split resolution, the number of shares remaining to be repurchased was adjusted proportionately. The maximum number of shares that may yet be purchased under the repurchase plans or programs as of July 28, 2024 is 3,677,494.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

During the fiscal quarter ended July 28, 2024, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as the terms are defined in Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

31.1	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2024, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Financial Position, (iv) Consolidated Statements of Changes in Shareholders’ Investment, (v) Consolidated Condensed Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2024, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORMEL FOODS CORPORATION
(Registrant)

Date: September 4, 2024	By:	/s/ JACINTH C. SMILEY
JACINTH C. SMILEY
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: September 4, 2024	By:	/s/ PAUL R. KUEHNEMAN
PAUL R. KUEHNEMAN
Vice President and Controller
(Principal Accounting Officer)