Form 10-K
period 2024-10-27
HORMEL FOODS CORP /DE/
filed 2024-12-05
CIK 48465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 27, 2024
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting and nonvoting common stock held by non-affiliates of the registrant as of April 28, 2024, was $10,250,143,536 based on the closing price of $35.32 on the last business day of the registrant’s most recently completed second fiscal quarter.
As of December 1, 2024, the number of shares outstanding of each of the registrant’s classes of common stock was as follows:
Common Stock, $0.01465 Par Value – 549,012,922 shares
Common Stock Nonvoting, $0.01 Par Value – 0 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held January 28, 2025, are incorporated by reference into Part III, Items 10-14. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

HORMEL FOODS CORPORATION

PART I

Item 1.  BUSINESS

General Development of Business

Hormel Foods Corporation, a Delaware corporation (collectively, the "Company", "we," "us," and "our"), was founded by George A. Hormel in 1891 in Austin, Minnesota, as Geo. A. Hormel & Company. The Company started as a processor of meat and food products and continues in this line of business with emphasis on the manufacturing and distribution of branded, value-added consumer items. The Company builds on its founder’s legacy of innovation, quality, and integrity with focus on its purpose statement — Inspired People. Inspired Food.™ The Company has continually expanded its product portfolio through organic growth and acquisitions. Today, the Company is a global branded food company bringing some of the most trusted and iconic brands to tables across the globe with approximately $12 billion in annual revenue generated from more than 80 countries.

Description of Business

Segments
The Company currently operates with the following three operating and reportable segments: Retail, Foodservice, and International.

Retail
The Retail segment consists primarily of the processing, marketing, and sale of food products sold predominantly in the retail market in the United States. This segment also includes the results from the Company’s MegaMex Foods, LLC joint venture.

Foodservice
The Foodservice segment consists primarily of the processing, marketing, and sale of food products for foodservice, convenience store, and commercial customers located in the United States.

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

Products and Distribution
The Company develops, processes, and distributes a wide array of food products in a variety of markets and manufactures its products through various processing facilities and trusted co-manufacturers. The Company’s products primarily consist of meat, nuts, and other food products sold across multiple distribution channels, such as United States (U.S.) retail, U.S. foodservice, and internationally.

The Company sells its products in all 50 U.S. states. The Company’s products are sold through its sales personnel, who operate in assigned territories or in dedicated teams serving major customers and who are coordinated from sales offices predominately located in major U.S. cities. The sales team is also responsible for the product portfolio of MegaMex Foods, LLC (MegaMex Foods), a U.S. based Mexican food company, of which the Company owns a minority interest. Additionally, the Company utilizes independent brokers and distributors. Products are primarily distributed by common carrier.

The Company has a global presence within several major international markets, including Australia, Brazil, Canada, China, England, Indonesia, Japan, Mexico, the Philippines, Singapore, and South Korea. Distribution of export sales to customers is by third party carriers, while the China and Brazil operations also rely on company-owned and operated delivery systems. The Company has licensed companies to manufacture various products internationally on a royalty basis. The Company also has minority positions in food companies in the Philippines (The Purefoods-Hormel Company, Inc., 40 percent holding) and Indonesia (PT Garudafood Putra Putri Jaya Tbk (Garudafood), approximately 30 percent holding).

Raw Materials
The Company concentrates on the marketing and sale of branded, value-added food products. The principal raw materials used by the Company include pork, turkey, beef, chicken, and nuts. The Company takes what it believes is a balanced approach to sourcing its raw materials. To meet its needs for pork raw materials, the Company purchases hogs for the Austin, Minnesota processing facility, enters into long-term supply agreements for pork, and supplements this with spot market purchases of pork.

The majority of the turkeys needed to meet raw material requirements are raised by the Company. Production costs from raising turkeys are subject to fluctuations in grain prices and fuel costs. To manage input cost risks, the Company uses futures, swaps, and options contracts to hedge a portion of its anticipated purchases.

The Company also purchases raw materials from various suppliers. As the Company has shifted its focus toward a more value-added portfolio, it has become increasingly dependent on these suppliers to meet its raw material needs. Certain raw materials, such as cashews, are sourced internationally, which may cause additional risks to pricing and availability. The Company utilizes supply contracts and forward buying strategies in its effort to ensure an adequate supply and mitigate price fluctuations.

Human Capital
The Company’s employees are the driving force behind innovation, improvement, and success. As of October 27, 2024, the Company had approximately 20,000 active employees, with over 90 percent located within the U.S. Approximately 20 percent of employees are covered by collective bargaining agreements. Contracts at two of the Company's facilities, covering approximately 300 employees, expire in the next fiscal year. The Company believes it has good relations with its workforce.

Talent Acquisition, Development, and Retention
Hormel’s team members are the cornerstone of the Company and of the fulfillment of its purpose — Inspired People. Inspired Food.™ The Company places great importance on the growth, development, and engagement of its team members. The Company offers competitive compensation packages to its employees and provides a multitude of benefits, including medical, life and disability insurance, contributory and non-contributory retirement savings plans, free post-secondary tuition and tuition reimbursement programs, and two years of tuition-free community and technical college for U.S. employees’ dependent children. In fiscal 2024, the Company provided financial support for a new, third-party operated childcare center in Austin, Minnesota, providing a needed service for team members and the Austin community.

The Company believes investing in the education, training, and development of employees contributes to the overall success of the business. The Company provides learning opportunities for employees through various training courses, including instructor-led internal and external programs and on-the-job training.

The Company considers the tenure of its team members to be an important indicator of overall performance and is proud of its tenure figures. As of October 27, 2024, approximately 50 percent of the Company’s team members had five or more years of service, and the 37-person officer team had an average of 23 years of service.

Creating an Inclusive Environment
The Company welcomes the diversity, unique skills, thoughts, and experiences of its team members, customers, and consumers. As of October 27, 2024, the Company’s U.S. workforce for majority-owned operations was made up of approximately 40 percent female and approximately 60 percent underrepresented minorities. The Company’s U.S. salaried employees for majority-owned operations as of October 27, 2024 was made up of approximately 35 percent female and approximately 25 percent underrepresented minorities. By fostering an inclusive culture, the Company enables every member of the workforce to leverage unique talents and high-performance standards to drive innovation and success.

The Company has twelve employee resource groups (ERGs) that support the Company’s mission to create a workplace where all people feel welcomed, respected, and valued. These employee-driven groups play a critical role in the Company’s efforts to create an inclusive environment and provide professional development and mentorship opportunities.

Safety, Health, and Wellness
The Company’s dedicated corporate safety department develops and administers company-wide policies to ensure the safety of each employee and compliance with Occupational Safety and Health Administration standards and comparable global requirements internationally. The corporate safety department also conducts regular audits of Company-owned production facilities to ensure compliance with Company safety policies. The Company conducts safety training for all team members and, during fiscal 2024, completed approximately 1,200 safety assessments each month.

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

Governmental Regulation and Environmental Matters
The Company’s operations are subject to regulation by various governmental agencies which oversee areas such as food safety, workforce mobility, environmental laws, animal welfare, financial and tax regulations, and the processing, packaging, storage, distribution, advertising, and labeling of the Company’s products. The Company believes it is in compliance with current laws and regulations and does not expect continued compliance to have a material impact on its capital expenditures, earnings, or competitive position. The Company continues to monitor existing and pending laws and regulations and, while the impact of regulatory changes cannot be predicted with certainty, the Company does not expect compliance to have a material adverse effect on the Company’s business. In addition to compliance with environmental laws and regulations, the Company has set aspirational goals to further improve its sustainability efforts and reduce its environmental impact. These goals are outlined in the Company’s 20 by 30 Challenge and address topics such as renewable sourcing, reducing organic waste and greenhouse gas emissions, supporting regenerative agriculture, packaging sustainability, and reducing food waste. The Company’s greenhouse gas emissions reduction targets were validated by the Science Based Targets initiative.

Significant Customers
The Company serves many customers throughout the world across various sales channels. Sales to the Company’s largest customer, Walmart Inc. and its subsidiaries (Walmart), accounted for approximately 16 percent of consolidated gross sales less returns and allowances during fiscal 2024. Walmart is a customer for the Company’s Retail and International segments. The Company’s top five customers collectively represented approximately 37 percent of consolidated gross sales less returns and allowances during fiscal 2024. The loss of one or more of the top customers in any of the reportable segments could have a material adverse effect upon such segment’s financial results.

Competition
The production and sale of meat and food products in the U.S. and internationally is highly competitive. The Company primarily competes with manufacturers of pork and turkey products as well as national and regional producers of other meat and protein sources, such as beef, chicken, fish, nuts, and plant-based proteins.

All operating segments compete on the basis of price, product quality and attributes, brand identification, breadth of product line, and customer service. Through effective marketing, a dedicated network of direct and indirect sales personnel, and robust quality assurance programs, the Company’s strategy is to provide high quality products that possess strong brand recognition supported by reliable customer service, to support a higher value proposition for customers. To grow and maintain its competitive position, the Company focuses on meeting consumer preferences, delivering product innovation, and maintaining long-term and lasting relationships with industry partners.

Patents and Trademarks
There are numerous patents and trademarks important to the Company’s business. As of October 27, 2024, the Company held 22 U.S. and eight foreign patents. Most of the trademarks the Company uses are registered in the U.S. and other countries. Some of the more significant owned or licensed trademarks used by the Company or its affiliates are:

HORMEL, ALWAYS TENDER, APPLEGATE, AUSTIN BLUES, BACON 1, BLACK LABEL, BREAD READY, BURKE, CAFÉ H, CERATTI, CHI-CHI’S, COLUMBUS, COMPLEATS, CORN NUTS, CURE 81, DAN’S PRIZE, DI LUSSO, DINTY MOORE, DON MIGUEL, DOÑA MARIA, EMBASA, FAST ‘N EASY, FIRE BRAISED, FONTANINI, HERDEZ, HORMEL GATHERINGS, HOUSE OF TSANG, JENNIE-O, JUSTIN’S, LA VICTORIA, LAYOUT, LLOYD’S, MARY KITCHEN, MR. PEANUT, NATURAL CHOICE, NUT-RITION, OLD SMOKEHOUSE, OVEN READY, PILLOW PACK, PLANTERS, ROSA GRANDE, SADLER’S SMOKEHOUSE, SKIPPY, SPAM, SQUARE TABLE, SPECIAL RECIPE, VALLEY FRESH, and WHOLLY.

The Company’s patents expire after a term that is typically 20 years from the date of filing, with earlier expiration possible based on the Company’s decision whether to pay required maintenance fees. As long as the Company continues to use its trademarks, they are renewed indefinitely.

Available Information
The Company makes available its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 on its website at www.hormelfoods.com. These reports are accessible under the caption, “Investors – Financials – SEC Filings” on the Company’s website and are available as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). These filings are also available on the SEC’s website at www.sec.gov. The documents are available in print, free of charge, to any shareholder who requests them.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking” information within the meaning of the federal securities laws. The “forward-looking” information may include statements concerning the Company’s outlook for the future as well as other statements of beliefs, future plans, strategies, or anticipated events and similar expressions concerning matters that are not historical facts.

The Private Securities Litigation Reform Act of 1995 (the Reform Act) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information. The Company is filing this cautionary statement in connection with the Reform Act. When used in the Company’s Annual Report to Stockholders, other filings by the Company with the SEC, the Company’s press releases, and oral statements made by the Company’s representatives, the words or phrases “should result,” “believe,” “intend,” “plan,” “are expected to,” “targeted,” “will continue,” “will approximate,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify forward-looking statements within the meaning of the Reform Act. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those anticipated or projected.

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

Though the Company has attempted to list comprehensively these important cautionary risk factors, the Company cautions that other factors may in the future prove to be important in affecting the Company’s business or results of operations.

The Company cautions readers not to place undue reliance on forward-looking statements, which represent current views as of the date made. Forward-looking statements are inherently at risk to changes in the Company’s business as well as the national and worldwide economic environment. The risks and uncertainties that could cause actual results to differ from those anticipated or projected include, among other things, risks related to the deterioration of economic conditions; risks associated with acquisitions, joint ventures, equity investments, and divestitures; risks and uncertainties associated with intangible assets, including any future goodwill or intangible assets impairment charges; the risk of disruption of operations, including at owned facilities, co-manufacturers, suppliers, logistics providers, customers, or other third-party service providers; the risk that the Company may fail to realize anticipated cost savings or operating profit improvements associated with strategic initiatives, including the Transform and Modernize initiative; risk of loss of a significant contract or unfavorable changes in the Company’s relationships with significant customers; risk of the Company’s inability to protect information technology systems against, or effectively respond to, cyber attacks, security breaches or other IT interruptions, against or involving the Company’s IT systems or those of others with whom it does business; risk of the Company’s failure to timely replace legacy technologies; deterioration of labor relations or labor availability or increases to labor costs; general risks of the food industry, including those related to food safety, such as costs resulting from food contamination, product recalls, the remediation of food safety events at its facilities, including the production disruption at the Suffolk, Virginia, facility, or outbreaks of disease among livestock and poultry flocks; fluctuations in commodity prices and availability of raw materials and other inputs; fluctuations in market demand for the Company’s products, including due to private label products and lower-priced alternatives; risks related to the Company’s ability to respond to changing consumer preferences, diets and eating patterns, and the success of innovation and marketing investments; damage to the Company’s reputation or brand image; risks associated with climate change, or legal, regulatory, or market measures to address climate change; risks of litigation; potential sanctions and compliance costs arising from government regulation; compliance with stringent environmental regulations and potential environmental litigation; and risks arising from the Company’s foreign operations, including geopolitical risk, exchange rate risk, legal, tax, and regulatory risk, and risks associated with tariffs.

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

Volatility in financial markets and the deterioration of national and global economic conditions could impact the Company’s operations as follows:
▪The financial stability of the Company’s customers and suppliers may be compromised, which could result in challenges in collecting accounts receivable or non-performance by suppliers.
▪Unfavorable economic conditions may lead customers and consumers to delay or reduce purchases of the Company’s products.
▪Customer demand for products may not materialize to levels required to achieve the Company’s anticipated financial results or may decline as distributors and retailers seek to reduce inventory positions if there is an economic downturn or economic uncertainty in key markets.
▪The value of the Company’s investments in debt and equity securities may decline, including, most significantly, assets held in pension plans and the trading securities held as part of a rabbi trust to fund supplemental executive retirement plans and deferred compensation plans.

▪Future volatility or disruption in the capital and credit markets could impair the Company’s liquidity or increase costs of borrowing.
▪The Company may be required to redirect cash flow provided by operations or explore alternative strategies, such as disposing of assets, to fulfill the payment of principal and interest on its indebtedness.

The Company has no manufacturing operations in Russia, Ukraine, or the Middle East, yet it has experienced inflated fuel costs and supply chain shortages and delays due to the impact of the military conflicts on the global economy. If these conflicts or others arise or escalate further, the Company could, among other things, face additional supply chain disruptions, rising prices for oil and other commodities, volatility in capital markets and foreign exchange rates, rising interest rates, or heightened cybersecurity risks, any of which may adversely affect the Company’s business.

The Company manages its exposure to commodity prices through hedging programs that utilize hedge accounting, where qualified, for financial reporting purposes. Volatile fluctuations in market conditions could cause these instruments to become ineffective, which could require any gains or losses associated with these instruments to be reported in the Company’s earnings each period. These instruments may limit the Company’s ability to benefit from market gains if commodity prices become more favorable than those secured under the Company’s hedging programs.

If a highly pathogenic human disease outbreak developed, such as COVID-19, it may negatively impact the global economy, demand for Company products, the supply chain, the Company’s co-manufacturers, and/or the Company’s workforce availability including leadership, and the Company’s financial results could suffer. The Company has developed contingency plans to address infectious disease scenarios and the potential impact on its operations and will continue to update these plans, as necessary. There can be no assurance given, however, that these plans will be effective in eliminating the negative effects of any such diseases on the Company’s operating results.

The Company’s operations are subject to the general risks associated with acquisitions, joint ventures, equity investments, and divestitures. The Company regularly reviews opportunities to support the Company’s strategic initiative of delivering long-term value to shareholders through acquisitions, joint ventures, and equity investments and to divest non-strategic assets. The Company has made several acquisitions, joint ventures, equity investments, and divestitures in recent years, including the purchase of a minority interest in Garudafood in fiscal 2023 and the divestiture of Hormel Health Labs, LLC in fiscal 2024. Potential risks associated with these transactions include the inability to consummate a transaction timely or on favorable terms, diversion of management’s attention from other business concerns, loss of key employees and customers of current or acquired companies, inability to integrate or divest operations successfully, assumption of unknown liabilities, disputes with buyers, sellers, or partners, inability to obtain favorable financing terms, and the inherent risks in entering markets or lines of business in which the Company has limited or no prior experience. There is also the risk of post-acquisition impairment charges if purchase assumptions are not achieved.

Due to the nature of joint ventures and equity investments, these arrangements involve further risks, including the possibility that the Company is unable to execute business strategies and manage operations given limitations of the Company’s control. Additionally, partners may make business decisions that are inconsistent with the Company’s goals, block or delay necessary decisions, or experience financial difficulties of their own. Acquisitions, joint ventures, or equity investments outside the U.S. may also present unique challenges and increase the Company’s exposure to the risks associated with foreign operations.

The Company’s level of indebtedness may increase to fund future acquisitions, joint ventures, or equity investments. Higher levels of debt may, among other things, impact the Company’s liquidity or credit rating and increase the Company’s exposure to negative fluctuations in interest rates.

Any of these risks could impact the Company’s financial results and business reputation.

Risks and uncertainties associated with intangible assets, including any future goodwill or intangible asset impairment charges, may negatively impact the Company. The Company’s goodwill and indefinite-lived intangible assets are initially recorded at fair value and are not amortized but are reviewed for impairment annually or more frequently if impairment indicators arise. Impairment testing requires judgment around estimates and assumptions and is impacted by factors such as revenue growth rates, operating margins, tax rates, royalty rates, and discount rates. An unfavorable change in these factors may lead to the impairment of goodwill and/or intangible assets. During fiscal 2023, an impairment was indicated for the Justin’s® trade name, resulting in an impairment charge of $28.4 million. In addition, during fiscal 2023, the Company recorded a $7.0 million impairment charge related to a corporate venturing investment to recognize a decline in fair value not believed to be temporary.

Fiscal 2024 net sales for Planters® snack nuts were negatively impacted by production disruptions at the Suffolk, Virginia, facility. The Company believes these impacts are short term in nature (less than one year) and projects sales to recover to historical levels shortly after supply normalizes. Should the impact last longer, or be more severe than currently anticipated, it is likely the Company would have to recognize an impairment charge on this trade name, which is currently valued at $675 million.

The Company is subject to the risk of disruption of operations, including at owned facilities, co-manufacturers, suppliers, logistics providers, customers, or other third-party service providers. The Company’s ability, and the ability of the Company’s co‑manufacturers, suppliers, and logistics providers to manufacture, supply and distribute the Company’s products is critical to the Company’s success. A significant disruption in the operation of the Company’s manufacturing, supply, or distribution capabilities, whether Company-owned or supported by third parties, could have a negative impact on the Company’s ability to operate its business. Actions taken to mitigate the impact of any potential disruption, including increasing inventory in anticipation of a potential production or supply interruption, may adversely affect the Company’s financial results. Additionally, labor-related challenges have caused disruptions for many of these providers and may continue to impact the Company’s ability to receive inputs or distribute products.

The Company relies on its customers to sell its products to ultimate consumers. Disruptions related to significant customers or sales channels could result in a reduction in sales or a change in the mix of products sold.

The Company also relies on a variety of third-party service providers to support its operations. Disruption in services from third-party service providers used to support business functions such as benefit plan administration, payroll processing, information technology (IT) and cloud computing services could have a negative impact on the Company’s business.

The Company may not realize the anticipated cost savings or operating profit improvements associated with strategic initiatives, including its Transform and Modernize initiative. The Company implements strategic initiatives to achieve a profitable cost structure, operate more profitably, better serve customers, and optimize cash flow. These initiatives may focus on opportunities to improve the procurement, manufacturing, and logistics within the Company’s supply chain as well as general and administrative processes. A failure or delay in implementing the improvements associated with these strategic initiatives could adversely impact the Company’s results, ability to meet its long-term growth expectations, and ability to fund future initiatives.

The Company began its Transform and Modernize initiative in the second half of fiscal 2023 with a goal of contributing meaningful operating profit growth through fiscal 2026. If this initiative does not achieve the expected financial impact in the aggregate or on the expected timeline, the Company’s financial results and ability to meet its long-term growth expectations could be adversely impacted.

In addition, the Company is in the midst of multi-year data and technology transformation projects to achieve better analytics, customer service, process efficiencies, and upgrade technologies. The projects, including updating the Company’s order-to-cash process, are expected to improve the efficiency and effectiveness of certain financial and business transaction processes and the underlying systems environment. Multiple phases of these projects have already been implemented and additional phases are expected to be implemented in the upcoming years. These implementations are a major undertaking from a financial, management, and personnel perspective and may prove to be more difficult, costly, or time consuming than expected, and there can be no assurance that these projects will be beneficial to the extent anticipated.

The Company is subject to risk of the loss of a significant contract or unfavorable changes in the Company’s relationships with significant customers. The Company is a party to several supply, distribution, contract packaging and other significant contracts. The loss of a significant contract or failure to obtain new significant contracts could adversely affect the Company’s financial results.

Sales to the Company's largest customer, Walmart, accounted for approximately 16 percent of consolidated gross sales less returns and allowances during fiscal 2024. Walmart is a customer for the Company’s Retail and International segments. The Company’s top five customers collectively represented approximately 37 percent of consolidated gross sales less returns and allowances during fiscal 2024. The loss of one or more of the top customers in any of the reportable segments could have a material adverse effect upon such segment’s financial results.

The Company may be adversely impacted if the Company is affected by cybersecurity attacks, security breaches, or other IT interruptions, involving its own systems or those with whom it does business. IT systems are an important part of the Company’s business operations. The Company also increasingly relies upon third-party service providers for a variety of business functions, including cloud-based services. Cyber incidents are occurring more frequently across U.S. industries and are being made by groups and individuals with a wide range of motives and expertise. In addition, high-profile data security incidents and IT interruptions at other companies, including companies with whom the Company does business, evidence an external environment that is becoming increasingly challenging. From time to time, the Company has experienced, and may experience in the future, breaches of security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities, none of which have been material to date. In addition, from time to time the Company has experienced disruptions to its operations due to IT interruptions at third parties with whom it does business. To date, none of these have been material.

Although the Company has programs in place related to business continuity, disaster recovery, and information security initiatives to maintain the confidentiality, integrity, and availability of systems, business applications, and customer information, the Company may not be able to anticipate or implement effective preventive measures against all potential IT interruptions or cybersecurity threats, especially because, in connection with cybersecurity threats the techniques used change frequently and because attacks can originate from a wide variety of sources, both domestic and foreign. Cybersecurity risk cannot be fully mitigated because of the rapidly evolving nature of the threats, targets, and consequences.

If the Company experiences a loss or significant disruption in its operations due to a cybersecurity event or other IT interruption, the Company may suffer reputational, competitive, and business harm and may be exposed to legal liability, which may adversely affect the Company’s results of operations.

The Company may be adversely affected if it fails to timely replace legacy technologies. The Company has been evolving its IT infrastructure but continues to rely on a variety of legacy technologies across its business. The Company is investing significant funds to update its IT infrastructure. If the Company fails to timely complete this work, the risk of an adverse cybersecurity incident may increase, if, for example, vendors fail to continue to provide security updates. Reliance on legacy technology for an extended period may also increase the Company’s IT maintenance expense and risk of system downtime, as well as slow the Company’s adoption of more innovative technologies or ability to benefit from more sophisticated data analytics.

Deterioration of labor relations, labor availability or increases in labor costs could harm the Company’s business. A significant increase in labor costs or a deterioration of labor relations at any of the Company’s owned facilities or co-manufacturing facilities resulting in work slowdowns or stoppages could harm the Company’s financial results. Labor and skilled labor availability challenges could continue to have an adverse effect on the Company’s business.

The Company periodically renegotiates its collective bargaining agreements as such agreements expire. New or increased unionization efforts at a facility or failure to successfully negotiate with existing unions could lead to disruptions in the Company's supply chain, increases in operating costs, and constraints on operating flexibility.

Industry Risks

The Company’s operations are subject to the general risks of the food industry. The food products manufacturing industry is subject to the risks posed by a number of factors, including:
▪food contamination caused by disease-producing organisms or pathogens, such as Listeria monocytogenes, Salmonella, and pathogenic E coli.;
▪mislabeling, including with respect to food allergens;
▪food spoilage;
▪claims of false or deceptive advertising;
▪nutritional and health-related concerns;
▪federal, state, and local food processing controls;
▪consumer product liability claims;
▪product tampering; and
▪the possible unavailability and/or expense of liability insurance.

The pathogens that may cause food contamination are found generally in livestock and in the environment and thus may be present in the Company’s products. These pathogens can also be introduced to products as a result of improper handling by customers or consumers. The Company does not have control over handling procedures once products have been shipped for distribution.

If one or more of these risks were to materialize, the Company could incur significant costs, loss of sales, regulatory action, or litigation as well as negative impacts to its brand and business reputation.

During the third quarter of fiscal 2024, the Company voluntarily recalled a limited number of Planters® products due to the potential for contamination of the product with Listeria monocytogenes. Although to-date there have been no reports of illness related to the recalled products, the Company has experienced costs and business impacts associated with the event.

Outbreaks of disease among livestock and poultry flocks could harm the Company’s revenues and operating margins. The Company is subject to risks associated with the outbreak of disease in pork and beef livestock, and poultry flocks, including African swine fever (ASF), Bovine Spongiform Encephalopathy (BSE), pneumo-virus, Porcine Circovirus 2 (PCV2), Porcine Reproduction & Respiratory Syndrome (PRRS), Foot-and-Mouth Disease (FMD), Porcine Epidemic Diarrhea Virus (PEDv), and Highly Pathogenic Avian Influenza (HPAI). The outbreak of such diseases could adversely affect the Company’s supply of raw materials, increase the cost of production, reduce utilization of the Company’s harvest facilities, and reduce earnings. The impact of global climate change may increase these risks due to changes in weather or migratory patterns, which may result in certain types of diseases occurring more frequently or with more intense effects. Additionally, the outbreak of disease may hinder the Company’s ability to market and sell products both domestically and internationally.

In recent years, outbreaks of ASF have impacted hog herds in China, Asia, Europe, and the Caribbean. If an outbreak of ASF were to occur in the U.S., the Company’s supply of hogs and pork could be materially impacted.

HPAI was detected within the Company’s turkey supply chain during fiscal 2024 and the first quarter of fiscal 2025. HPAI could continue to be detected in the future. The impact of HPAI has reduced and the Company believes it will continue to reduce production volume in the Company’s turkey facilities. The Company is continuing to monitor the situation and will take appropriate actions to protect the health of the turkeys across the supply chain.

The Company has developed business continuity plans for various disease scenarios and will continue to update these plans, as necessary. There can be no assurance given, however, that these plans will be effective in eliminating the negative effects of any such diseases on the Company’s operating results.

Fluctuations in commodity prices and availability of raw materials and other inputs could harm the Company’s earnings. The Company’s results of operations and financial condition are largely dependent upon the cost and supply of pork, poultry, beef, feed grains, nuts, energy, and other inputs, as well as the selling prices for many of the Company’s products, which are determined by dynamic market forces of supply and demand.

The Company takes a balanced approach to sourcing pork raw materials, including hogs purchased for the Austin, Minnesota processing facility, long-term supply agreements for pork, and spot market purchases of pork. This approach is designed to ensure a more stable supply of raw materials while minimizing extreme fluctuations in costs over the long-term. This may result, in the short-term, in higher or lower live hog costs compared to the cash spot market. Market-based pricing on certain product lines, and lead time required to implement pricing adjustments, may prevent all or part of these cost increases from being recovered, and these higher costs could adversely affect the Company’s short-term financial results.

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

Market demand for the Company’s products may fluctuate, including due to private label products and lower-priced alternatives. The Company faces competition from a variety of sources, including other national brands, private label producers, and producers of alternative meats and protein sources, including pork, beef, turkey, chicken, fish, nuts, nut butters, whey, and plant-based proteins. The factors on which the Company competes include:
▪price;
▪product quality and attributes;
▪brand identification;
▪breadth of product line; and
▪customer service.

Demand for the Company’s products is also affected by competitors’ promotional spending, the effectiveness of the Company’s advertising and marketing programs, and consumer perceptions, including those related to food trends such as sustainability of product sources and animal welfare. The Company’s failure to compete successfully on these factors could lead to, among other things, reduced demand for the Company’s brands and products, which could negatively impact the Company’s financial condition and results of operations.

The Company faces risks related to its ability to respond to changing consumer preferences, diets and eating patterns, including through its innovation and marketing investments. The Company invests in consumer insights and research and development to deliver innovative products that resonate with consumers, appeal to customers, and support sales growth. Consumer preferences for food products are impacted by a variety of factors, including convenience, flavor variety and developments in options for weight management (e.g., the use of medications). If the Company is unsuccessful in developing and introducing new products that resonate with consumers, the return on the Company’s investment in new product development will be less than anticipated and the Company’s efforts to grow sales through innovation will be less successful than expected.

Damage to the Company’s reputation or brand image can adversely affect its business. Maintaining and enhancing the perception of the reputation of the Company and its key brands is critical to business success. The reputation of the Company and its brands have been in the past, and could in the future be, adversely impacted by a number of factors, including unfavorable events or rumors, adverse publicity, and negative information disseminated through social and digital media. Failure to maintain, extend, and expand the Company’s reputation or brand image could adversely impact operating results.

Climate change, or legal, regulatory or market measures to address climate change, could have an adverse impact on the Company’s business and results of operations. There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. If such climate change has a negative impact on agricultural productivity, the Company may have decreased availability of, or less favorable pricing for, the raw materials necessary for its operations. Climate change may also cause decreased availability of, or less favorable pricing for, water, which could have an adverse effect on the Company’s financial results, operations, and supply chain. In addition, natural disasters and extreme weather, including those caused by climate change, have caused and could continue to cause disruption in the Company’s operations and supply chain and increases in property insurance premiums.

The increasing concern over climate change may also result in greater local, state, federal, and foreign legal requirements, including requirements to limit greenhouse gas emissions or conserve water usage. If such requirements are enacted, the Company could experience significant cost increases in its operations and supply chain.

The Company has developed, publicly announced, and had validated through the Science Based Targets initiative, goals to reduce its greenhouse gas emissions. The Company’s ability to achieve its greenhouse gas emissions goals, and its other environmentally focused goals set forth in its 20 by 30 Challenge, is subject to numerous factors and conditions, many of which are outside of its control. Examples include, among others, evolving regulatory requirements, disclosure frameworks, and methodologies for reporting data. The Company’s inability to accomplish its goals related to greenhouse gas emissions reductions, or with respect to other environmental matters set forth in the 20 by 30 Challenge may disappoint stakeholders, cause decreased demand for the Company’s products, and have an adverse effect on the Company’s results of operations.

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

Government regulation, present and future, exposes the Company to potential sanctions and compliance costs that could adversely affect the Company’s business. The Company’s operations, and those of its suppliers, are subject to extensive regulation in the U.S. and abroad, by the U.S. Department of Agriculture, the U.S. Food and Drug Administration, the U.S. Department of Homeland Security, international, federal, and state taxing authorities and other international, federal, state, and local authorities, including those that oversee workforce mobility, taxation, animal welfare, food safety, and the processing, packaging, storage, distribution, advertising, and labeling of the Company’s products. Claims or enforcement proceedings could be brought against the Company in the future. In addition, these regulations could become more restrictive, which could lead to increased costs for the Company. For example, pork harvest facilities that the Company relies upon in its supply chain are subject to maximum production line speeds. The current maximum line speeds are under review by the government. If line speeds are required to be slowed, harvest capacity and costs may be negatively impacted.

The Company’s manufacturing facilities and products are also subject to ongoing inspection by federal, state, and local authorities. The loss of the availability of government inspectors due to a government furlough could cause disruption to the Company’s manufacturing facilities.

Additionally, the Company is subject to new or modified laws, regulations, and accounting standards. The Company’s failure or inability to comply with such requirements could subject the Company to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions.

The Company is subject to stringent environmental regulations and potentially subject to environmental litigation, proceedings, and investigations. The Company’s past and present business operations and the Company’s ownership and operation of real property are subject to stringent international, federal, state, and local environmental laws and regulations pertaining to the discharge of materials into the environment and the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to protection of the environment. Compliance with these laws and regulations, as well as any modifications, is material to the Company’s business. Some of the Company’s facilities have been in operation for many years and, over time, the Company and other prior operators of these facilities may have generated and disposed of wastes that now may be considered hazardous. Future discovery of contamination of property underlying or in the vicinity of the Company’s present or former properties or manufacturing facilities and/or waste disposal sites could require the Company to incur additional expenses related to additional investigation, assessment, or other requirements. The occurrence of any of these events, the implementation of new laws and regulations or stricter interpretation of existing laws or regulations could adversely affect the Company’s financial results.

The Company’s foreign operations pose additional risks to the Company’s business. The Company operates its business and markets its products internationally. The Company’s foreign operations are subject to the risks described above, as well as risks related to fluctuations in currency values, foreign currency exchange controls, compliance with foreign regulations and tax laws, compliance with applicable U.S. laws, including the Foreign Corrupt Practices Act, and other economic or political uncertainties. International sales are subject to risks related to general economic conditions, imposition of tariffs, quotas, trade barriers and other restrictions, enforcement of remedies in foreign jurisdictions and compliance with applicable foreign laws, and other economic and political uncertainties. All of these risks could result in increased costs or decreased revenues, which could adversely affect the Company’s financial results.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 1C.  CYBERSECURITY

Risk Management and Strategy
As a global organization, the Company’s information systems are subject to various risks, including, but not limited to risks associated with ransomware, system disruption, data theft, unauthorized access to information, and misuse of data. To identify, address, and mitigate these risks, the Company has developed and maintains a cybersecurity program. The Company’s cybersecurity program is informed by the National Institute of Standards and Technology (NIST) Cybersecurity Framework and the Company’s Enterprise Risk Management (ERM) process and relies on internal and external expertise.

Integration with ERM Processes
The Company maintains an ERM program with a governance structure that is designed to identify, assess, prioritize, and mitigate risks across the organization. The ERM Executive Committee, comprised of the Company’s senior leadership team, has the ultimate responsibility for overseeing the identification of the key risks facing the Company and meets regularly to discuss the Company’s approach to mitigating those risks. Through the ERM process, cybersecurity has been identified as an important risk facing the Company. As a result, the cybersecurity program is an important component of the Company’s ERM processes.

In addition to discussing the cybersecurity program at ERM Executive Committee meetings, members of the ERM Executive Committee participate in the cybersecurity incident response process. This process includes a governance model and procedures for identifying, categorizing, containing, and responding to cybersecurity incidents. As a component of the cybersecurity incident response process, the Company conducts attack simulations and exercises and has used third parties to support this work. The Company also maintains business continuity and disaster recovery plans to prepare for potential technology disruptions and to better position the Company to recover from any cybersecurity incident. The Company’s Disclosure Committee also includes a member of the ERM Executive Committee, helping to ensure timely analysis of disclosure obligations relating to cybersecurity events.

Cybersecurity Program Components
The Company’s cybersecurity program includes a focus on governance, processes, technology, and people. Components of the program include the following:
•Investments in security technology, such as vulnerability management tools, malicious software protection, email security, and around-the-clock monitoring;
•Regular monitoring and updating of the Company’s IT infrastructure, to respond to the dynamic cybersecurity threat environment;
•Use of third parties to assess, test, validate, and strengthen the cybersecurity program, including penetration testing and the periodic use of a third party to assess the quality and maturity of the program against the NIST Cybersecurity Framework; and
•Assessing and managing cybersecurity risks associated with the Company’s relationships with third parties, including technology and service providers, through due diligence efforts and the imposition of contractual obligations.

The Company’s cybersecurity program also includes employee training and education. Frequent employee training topics include social engineering, phishing, password protection, confidential data protection, asset use, and mobile security. Training emphasizes the importance of reporting incidents promptly to the Company’s security operations team. The Company also conducts periodic phishing tests with employees and provides employees with easy-to-use tools to report potential phishing emails.

Cybersecurity Governance and Oversight

Management
The Company’s management is responsible for identifying, assessing, and managing the Company’s exposure to cybersecurity risk. The Company has an internal team that is supported by security technologies, third-party experts, and threat intelligence resources in support of cybersecurity risk reduction. The Company's internal cybersecurity team is led by the Company’s Director of Information Security and Compliance, who acts in the capacity of a chief information security officer and is responsible for overseeing the execution of cybersecurity strategy and maturing the Company’s cybersecurity posture. The Director of Information Security and Compliance reports to the Company’s Vice President of IT Services and has education, training, and experience pertinent to cybersecurity, including more than 25 years of IT experience with over 15 years in Information Security and holds the Certified Information Security Systems Professional (CISSP) certification.

Board of Directors
The Company’s Board of Directors (Board) and its Audit Committee exercise oversight of the Company’s ERM program, including the cybersecurity program. Management, led by the Director of Information Security and Compliance, provides at least three updates per year to the Audit Committee on cybersecurity topics, and the Audit Committee regularly reports to the Board on these presentations. In addition, the Director of Information Security and Compliance provides an annual cybersecurity update to the full Board. Management’s updates cover relevant cybersecurity topics, both ongoing and unique in nature, including risk exposures and management’s actions to monitor and mitigate such risks, emerging threats or regulations, and status updates on projects to strengthen and mature the Company’s systems and cybersecurity programs. Management’s escalation protocol includes reporting of certain cybersecurity threats or incidents to the Audit Committee in a prompt and timely manner.

Impact of Cybersecurity Risks and Threats
While some of the Company’s third-party service providers have experienced cybersecurity incidents and the Company has experienced threats to its data and systems, as of the date of this report, the Company’s management is not aware of any cybersecurity threats or incidents that have materially affected its business strategy, results of operations, or financial condition. This does not guarantee that future incidents or threats will not have a material impact by interrupting operations, causing reputational harm, increasing operating costs, or exposing the Company to litigation. For additional commentary on cybersecurity risks, see Part 1, Item 1A. Risk Factors under the heading “The Company may be adversely impacted if the Company is affected by cybersecurity attacks, security breaches, or other IT interruptions, involving its own systems or those with whom it does business.”

Item 2.  PROPERTIES

The Company’s global headquarters is located in Austin, Minnesota. The Company has various processing plants, warehouses, and operational facilities, mainly located in the U.S. The Company maintains a national sales force through strategic placement of sales offices across the U.S. Properties are also maintained internationally to support global processing and sales. The majority of the Company’s property is owned. Leased property is used as needed for production, distribution, and sales.

The Company believes its operating facilities are well maintained and suitable for current use. The Company regularly engages in construction and other capital improvement projects with a focus on value-added capacity projects and automation, as well as projects to support regulatory requirements, maintenance needs, and cost-reduction opportunities.

Many of the Company’s domestic properties are utilized by more than one segment and utilization of these facilities can change over time. Therefore, it is impracticable to disclose them by segment. The facilities outside the U.S. serve the International segment.

Area (1) Square feet, in thousands	Production Facilities	Warehouse/Distribution Centers	Administration/Sales/Research Offices	Total	Leased	Owned
Arizona	—	—	2	2	2	—
Arkansas	589	250	11	850	261	589
California	352	427	27	806	673	133
Colorado	829	—	10	839	4	835
Florida	—	—	5	5	5	—
Georgia	259	—	—	259	—	259
Illinois	738	—	22	760	22	738
Iowa	1,484	659	3	2,146	427	1,719
Kansas	312	—	3	315	3	312
Massachusetts	—	—	4	4	4	—
Michigan	—	—	3	3	3	—
Minnesota	3,692	289	581	4,562	127	4,435
Nebraska	845	—	—	845	—	845
New Jersey	—	—	26	26	26	—
North Carolina	—	—	3	3	3	—
Ohio	—	453	8	461	322	139
Pennsylvania	—	348	9	357	357	—
Texas	506	—	5	511	3	508
Utah	—	209	—	209	209	—
Virginia	625	—	—	625	—	625
Washington	—	—	2	2	2	—
Wisconsin	1,225	104	6	1,335	197	1,138
Total Domestic	11,456	2,739	730	14,925	2,650	12,275
Australia	—	—	2	2	2	—
Brazil	440	—	3	443	440	3
China	695	52	88	835	2	833
Total International	1,135	52	93	1,280	444	836
Total Square Feet	12,591	2,791	823	16,205	3,094	13,111
(1) Turkey growout facilities are excluded.

Item 3.  LEGAL PROCEEDINGS

Information regarding legal proceedings is available in Note J - Commitments and Contingencies of the Notes to the Consolidated Financial Statements.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Information About Executive Officers

The following table provides information regarding the executive officers of the Company as of December 5, 2024:

		CURRENT OFFICE AND PREVIOUS
NAME	AGE	FIVE YEARS EXPERIENCE	DATES
James P. Snee	57	Chairman of the Board, President and Chief Executive Officer	11/2017 to Present
Jacinth C. Smiley	56	Executive Vice President and Chief Financial Officer	01/2022 to Present
		Group Vice President, Corporate Strategy	04/2021 to 12/2021
		Vice President and Chief Accounting Officer, LyondellBasell Industries Holdings B.V. (chemicals)	04/2018 to 04/2021
John F. Ghingo	52	Executive Vice President, Retail	10/2024 to Present
		Group Vice President, Retail	09/2024 to 10/2024
		Chief Executive Officer, Whisps Acquisition Corporation (cheese and snack foods)	01/2022 to 08/2024
		President, Applegate Farms, LLC (subsidiary of registrant)	04/2018 to 01/2022
Mark J. Ourada	59	Group Vice President, Foodservice	03/2018 to Present
Swen Neufeldt	51	Group Vice President, Hormel Foods International Corporation	06/2020 to Present
		Vice President, Meat Products	10/2016 to 06/2020
Steve J. Lykken	54	Group Vice President, Supply Chain	02/2024 to Present
		Group Vice President, Jennie-O Turkey Store	03/2021 to 02/2024
		Senior Vice President/President, Jennie-O Turkey Store, Inc. (subsidiary of registrant)	12/2017 to 03/2021
Colleen R. Batcheler	50	Senior Vice President, External Affairs, and General Counsel	06/2024 to Present
		Executive Vice President, General Counsel and Secretary, Hertz Global Holdings, Inc. (vehicle rental)	05/2022 to 04/2024
		Executive Vice President, General Counsel and Corporate Secretary, Conagra Brands, Inc. (consumer packaged foods)	09/2009 to 04/2022
Mary Katherine Clark	45	Senior Vice President and Chief Communications Officer	03/2024 to Present
		Vice President of Communications, Mattress Firm Holding Corp. (retailer of mattresses and related products)	10/2022 to 02/2024
		Senior Director of Communications, Mattress Firm Holding Corp.	10/2020 to 10/2022
		Director of Communications, PepsiCo, Inc. (beverages and convenient foods)	03/2019 to 10/2020
Katherine M. Losness-Larson	59	Senior Vice President, Human Resources	10/2022 to Present
		Director of Human Resources	10/2018 to 10/2022
Pierre M. Lilly	53	Senior Vice President and Chief Compliance Officer	10/2020 to Present
		Director of Internal Audit	05/2016 to 10/2020
Kevin L. Myers, Ph.D.	59	Senior Vice President, Research and Development and Quality Control	03/2015 to Present
Paul R. Kuehneman	53	Vice President and Controller	02/2022 to Present
		Assistant Controller	01/2021 to 02/2022
		Vice President and CFO, Jennie-O Turkey Store, Inc. (subsidiary of registrant)	05/2016 to 01/2021

No family relationship exists among the executive officers.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Hormel Foods Corporation’s common stock is traded on the New York Stock Exchange under the symbol HRL.

Holders
As of November 27, 2024, there were approximately 9,000 record holders of the Company’s common stock and approximately 242,000 holders whose shares were held in street name by brokerage firms and financial institutions.

Issuer Purchases of Equity Securities
There were no issuer purchases of equity securities in the quarter ended October 27, 2024. On January 29, 2013, the Company’s Board of Directors authorized the repurchase of 10,000,000 shares of its common stock with no expiration date. On January 26, 2016, the Board of Directors approved a two-for-one split of the Company’s common stock to be effective January 27, 2016. As part of the stock split resolution, the number of shares remaining to be repurchased was adjusted proportionately.

The maximum number of shares that may yet be purchased under the repurchase plans or programs as of October 27, 2024 is 3,677,494.

Dividends
The Company has paid dividends for 385 consecutive quarters. On November 25, 2024, the Board of Directors authorized an increase to the annual dividend rate for fiscal 2025 to $1.16 per share, representing the 59th consecutive annual dividend increase. The Company is dedicated to returning cash to shareholders through dividend payments.

Shareholder Return Performance Graph
The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend-reinvested basis, for the Company, the S&P 500 Index, and the S&P 500 Packaged Foods & Meats Index for the five years ended October 27, 2024. The graph assumes $100 was invested in each as of the market close on October 28, 2019. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Comparison of 5-year Cumulative Total Return
$250
$200
$150
$100
$50
$0
10/28/19
10/23/20
10/29/21
10/28/22
10/27/23
10/25/24
Hormel Foods Corporation
S&P 500
S&P 500 Packaged Foods & Meats

Item 6.  RESERVED

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Fiscal 2024: The Company believes fiscal 2024 demonstrated the solid execution of its strategy, the power of its portfolio and the resilience of its team. The Company achieved net sales of $11.9 billion, declining 2 percent compared to the prior year, as the benefit from broad-based growth in the Foodservice segment and value-added growth in the Retail segment from Applegate®, value-added fresh pork, bacon, and value-added turkey, was more than offset by declines in the Retail and International segments. Declines in the Retail segment were driven primarily by significant year-over-year pricing declines for whole bird and commodity turkey and softness in the Convenient Meals & Proteins vertical. International net sales declines were driven by lower commodity exports and lower net sales in China. Segment profit increased 2 percent compared to prior year, as favorable results in the International segment were partially offset by unfavorable results in the Retail segment. Segment profit for the Foodservice segment was comparable to the prior year. Net earnings increased 1 percent compared to the prior year, as improved segment profit and favorable interest and investment income were partially offset by a higher effective tax rate. Adjusted net earnings(1) — excluding the impact of costs associated with the Company’s Transform and Modernize (T&M) initiative, litigation settlements, and the gain on the divestiture of Hormel Health Labs, LLC (Hormel Health Labs) — declined 2 percent. Diluted earnings per share and adjusted diluted earnings per share(1) for fiscal 2024 were $1.47 and $1.58, respectively, compared to $1.45 and $1.61 last year.

International segment profit increased significantly compared to prior year due to contribution from the Company’s minority investments, improved mix and favorable costs in the Company's China business, and favorable export product mix. Segment profit for the Foodservice segment was comparable to the prior year as the benefit from higher sales and lower logistics expenses were offset by higher selling, general and administrative (SG&A) expenses. Retail segment profit declined for the full year due to lower sales, lower equity in earnings of affiliates, and higher SG&A expenses. These declines were partially offset by the benefit from lower logistics expenses, savings from the T&M initiative, and the lapping of a non-cash impairment charge associated with the Justin’s® trade name in fiscal 2023.

Fiscal 2024 was an important year of investment for the Company's multi-year T&M initiative. The Company made meaningful progress on the initiative, which is expected to deliver long-term value to the organization.

The Company again reinvested into the business through capital expenditures and returned a record amount of cash to shareholders in the form of dividends. Capital expenditures in fiscal 2024 were $256 million, including investments in capacity expansions for Hormel® Fire Braised® products, Applegate® products and the Jiaxing, China, facility. The Company continues to prioritize investments in growth, innovation, cost savings, automation, and maintenance. Dividends paid to shareholders were a record $615 million.

Fiscal 2025 Outlook(2): The Company continues to navigate through a dynamic consumer and operating environment. Organic net sales(1) growth of 1 percent to 3 percent is expected in fiscal 2025, which assumes benefits from modestly higher volumes, growth in key categories and markets, higher brand support and innovation, market-based pricing actions, and the current assumptions for raw material costs. From a bottom-line perspective, diluted earnings per share are expected to be $1.51 to $1.65 and adjusted diluted earnings per share(1) are expected to be $1.58 to $1.72. Earnings are expected to decline in the first half of the year as growth in key categories and markets is expected to be offset by the recovery from a prior year production disruption at the Company's Suffolk, Virginia, facility, the impact from lower commodity turkey markets, and higher SG&A expenses, including increased brand support through advertising. Segment profit growth from all three segments is expected in the back half of the year. Major risks to the outlook include incremental inflationary pressures and the impact of deteriorating macroeconomic conditions on the Company’s customers, consumers, and operators.

The Company remains in a strong financial position due to its consistent cash flow, liquidity, and solid balance sheet. The Company plans to continue to support the business through increased marketing and advertising investments for its leading brands. Further, continued capital expenditure investments including investments for data and technology related to its T&M initiative and capacity expansions for Hormel® Fire Braised® products, Applegate® products and the Jiaxing, China, facility. The annual dividend for 2025 will be $1.16 per share, representing an increase of 3 percent and marking the 59th consecutive year of dividend increases. Returning cash to shareholders in the form of dividends remains a top priority for the Company.

Consistent with the plan outlined at its 2023 investor day, the Company expects fiscal 2025 to be a year of acceleration in its T&M initiative. For fiscal 2025, the Company expects a benefit to net earnings from its T&M initiative.

A review of the Company’s fiscal 2024 performance compared to fiscal 2023 appears in the following section. A review of fiscal 2023 performance compared to fiscal 2022 is set forth in Part II, Item 7 of the Company’s Form 10-K for the fiscal year ended October 29, 2023, under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by reference.

(1)    See the "Non-GAAP Measures" section below for a description of the Company’s use of measures not defined by U.S. generally accepted accounting principles (GAAP).
(2)    All forward-looking comparisons for fiscal 2025 are comparing fiscal 2024 GAAP figures to projected fiscal 2025 GAAP figures, unless otherwise noted.

Results of Operations

OVERVIEW

The Company is a processor of branded and unbranded food products for retail, foodservice, and commercial customers.

The Company reports its results in the following three reportable segments:

The Retail segment consists primarily of the processing, marketing, and sale of food products sold predominantly in the retail market in the United States. This segment also includes the results from the Company’s MegaMex Foods, LLC joint venture.

The Foodservice segment consists primarily of the processing, marketing, and sale of food products for foodservice, convenience store, and commercial customers located in the United States.

The International segment processes, markets, and sells Company products internationally. This segment also includes the results from the Company’s international joint ventures, international equity method investments, and international royalty arrangements.

The Company’s fiscal year consisted of 52 weeks in fiscal years 2024, 2023, and 2022. Fiscal year 2025 will consist of 52 weeks.

CONSOLIDATED RESULTS

Net Earnings and Diluted Earnings Per Share

	Fourth Quarter Ended			Fiscal Year Ended
In thousands, except per share amounts	October 27, 2024	October 29, 2023	% Change	October 27, 2024	October 29, 2023	% Change
Net Earnings Attributable to Hormel Foods Corporation	$220,196	$195,935	12.4	$805,038	$793,572	1.4
Diluted Earnings Per Share	0.40	0.36	11.1	1.47	1.45	1.4
Adjusted Diluted Earnings Per Share(1)	0.42	0.42	—	1.58	1.61	(1.9)
(1)  See the "Non-GAAP Measures" section below for a description of the Company’s use of measures not defined by U.S. GAAP.

Volume and Net Sales

	Fourth Quarter Ended			Fiscal Year Ended
In thousands	October 27, 2024	October 29, 2023	% Change	October 27, 2024	October 29, 2023	% Change
Volume (lbs.)	1,108,203	1,155,445	(4.1)	4,288,290	4,411,738	(2.8)
Net Sales	$3,138,091	$3,198,079	(1.9)	$11,920,797	$12,110,010	(1.6)

Volume for the fourth quarter and full year of fiscal 2024 declined, as higher volume in the Foodservice segment was more than offset by lower volume in the Retail segment, primarily in the Convenient Meals & Proteins and the Value-Added Meats verticals.

Net sales declined in the fourth quarter of fiscal 2024, as higher net sales in the Foodservice and International segments were more than offset by declines in the Retail segment, driven by significant year-over-year pricing declines for whole bird turkeys and lower sales of Planters® snack nuts resulting from production disruptions at the Suffolk, Virginia, facility.

Full year fiscal 2024 net sales declined compared to the prior year, as the benefit from broad-based growth in the Foodservice segment and value-added growth in the Retail segment from Applegate®, value-added fresh pork, bacon, and value-added turkey, was more than offset by declines in the Retail and International segments. Declines in the Retail segment were driven primarily by significant year-over-year pricing declines for whole bird and commodity turkey and softness in the Convenient Meals & Proteins vertical. International net sales declines were driven by lower commodity exports and lower net sales in China.

In fiscal 2025, the Company expects net sales growth, which assumes benefits from modestly higher volumes, growth in key categories and markets, higher brand support and innovation, market-based pricing actions, and the current assumptions for raw material costs. Risks to this outlook include slowing consumer demand and market price fluctuations.

Cost of Products Sold

	Fourth Quarter Ended			Fiscal Year Ended
	October 27,	October 29,		October 27,	October 29,
In thousands	2024	2023	% Change	2024	2023	% Change
Cost of Products Sold	$2,616,861	$2,683,655	(2.5)	$9,898,659	$10,110,169	(2.1)

Cost of products sold for the fourth quarter and full year of fiscal 2024 decreased due to lower sales. Cost of products sold per pound increased one percent in fiscal 2024, driven primarily by product mix changes and inflationary pressures, partially offset by cost savings from the Company's T&M initiative.

In fiscal 2025, raw material costs for pork, beef, and nuts are anticipated to be above historical levels. Feed costs are expected to be lower as compared to the prior year. The Company is anticipating normalized levels of inflation for employee, packaging, and production related expenses. The Company expects its T&M initiative to deliver cost savings in fiscal 2025, targeting the procurement of ingredients and supplies, logistics, and production costs.

Gross Profit

	Fourth Quarter Ended			Fiscal Year Ended
	October 27,	October 29,		October 27,	October 29,
In thousands	2024	2023	% Change	2024	2023	% Change
Gross Profit	$521,230	$514,425	1.3	$2,022,138	$1,999,841	1.1
Percent of Net Sales	16.6%	16.1%		17.0%	16.5%

Gross profit as a percent of net sales for the fourth quarter and full year of fiscal 2024 increased, as pricing actions and cost savings from the Company's T&M initiative were partially offset by inflationary pressures. Compared to fiscal 2023, gross profit as a percent of net sales increased for the Retail and International segments and decreased for the Foodservice segment.

In fiscal 2025, the Company expects gross profit as a percent of net sales to increase compared to the prior year. Incremental cost inflation and unfavorable sales mix pose the largest risks to this outlook.

Selling, General, and Administrative (SG&A)

	Fourth Quarter Ended			Fiscal Year Ended
In thousands	October 27, 2024	October 29, 2023	% Change	October 27, 2024	October 29, 2023	% Change
SG&A	$238,587	$216,546	10.2	$1,005,294	$942,167	6.7
Percent of Net Sales	7.6%	6.8%		8.4%	7.8%
Adjusted Percent of Net Sales(1)	7.2%	6.6%		7.8%	7.1%
(1)  See the "Non-GAAP Measures" section below for a description of the Company’s use of measures not defined by U.S. GAAP.

SG&A expenses for the fourth quarter of fiscal 2024 increased due to higher employee-related expenses and higher consulting fees related to the Company’s T&M initiative. For full year fiscal 2024, the increase in SG&A expenses and SG&A expenses as a percent of net sales is attributed to higher employee-related expenses, higher consulting fees related to the Company’s T&M initiative, and antitrust settlements, partially offset by the lapping of an unfavorable arbitration ruling in the prior year. Adjusted SG&A expenses as a percent of net sales(1) for fiscal 2024 increased due to employee-related expenses.

Advertising investments in fiscal 2024 were $163 million, representing a 2 percent increase compared to fiscal 2023.

In fiscal 2025, the Company intends to continue investing in its leading brands and for full year advertising expense to increase compared to the prior year.

Research and development continues to be a vital part of the Company’s strategy to grow existing brands and expand into new branded items. Research and development expenses were $36.1 million in fiscal 2024, compared to $33.7 million in fiscal 2023.

Equity in Earnings of Affiliates

	Fourth Quarter Ended			Fiscal Year Ended
	October 27,	October 29,		October 27,	October 29,
In thousands	2024	2023	% Change	2024	2023	% Change
Equity in Earnings of Affiliates	$11,838	$541	2,088.2	$51,088	$42,754	19.5

Equity in earnings of affiliates increased for the fourth quarter and full year of fiscal 2024 as growth in the International segment's minority interests in Indonesia and the Philippines and the lapping of an impairment of a corporate venturing investment in the prior year were partially offset by weaker results for MegaMex Foods.

The Company accounts for its majority-owned operations under the consolidation method. Investments in which the Company owns a minority interest, and for which there are no other indicators of control, are accounted for under the equity or cost method. These investments, including balances due to or from affiliates, are included on the Consolidated Statements of Financial Position as Investments in Affiliates. The composition of this line item as of October 27, 2024, was as follows:

In thousands	Investments in Affiliates
U.S.	$188,389
Foreign	531,092
Total	$719,481

Goodwill and Intangible Impairment

An impairment charge related to the Justin’s® trade name of $28.4 million was recorded in the fourth quarter of fiscal 2023.

Interest and Investment Income and Interest Expense

	Fourth Quarter Ended			Fiscal Year Ended
	October 27,	October 29,		October 27,	October 29,
In thousands	2024	2023	% Change	2024	2023	% Change
Interest and Investment Income	$4,980	$(5,872)	184.8	$48,396	$14,828	226.4
Interest Expense	19,430	18,360	5.8	80,894	73,402	10.2

Interest and investment income increased in the fourth quarter of fiscal 2024 primarily due to favorable rabbi trust performance. Interest and investment income increased for the full year of fiscal 2024 due to favorable rabbi trust performance as well as higher cash balances and interest rates. Interest expense increased in fiscal 2024 due to higher interest rates on debt issued during the year.

Effective Tax Rate

	Fourth Quarter Ended		Fiscal Year Ended
	October 27,	October 29,	October 27,	October 29,
	2024	2023	2024	2023
Effective Tax Rate	21.5%	20.5%	22.3%	21.8%

The effective tax rate for fiscal 2024 included a benefit from the purchase of federal energy tax credits. The fiscal 2023 effective tax rate included a benefit related to the deduction for foreign-derived intangible income that did not repeat in fiscal 2024. For additional information, refer to Note N - Income Taxes of the Notes to the Consolidated Financial Statements.

The Company expects the effective tax rate in fiscal 2025 to be between 22 and 23 percent.

SEGMENT RESULTS

Net sales and segment profit for each of the Company’s reportable segments are set forth below. The Company does not allocate deferred compensation, non-recurring expenses associated with the T&M initiative, investment income, interest expense, or interest income to its segments when measuring performance. The Company also retains various other income and expenses at the corporate level. Equity in earnings of affiliates is included in segment profit; however, earnings attributable to the Company’s corporate venturing investments and noncontrolling interests are excluded. These items are included below as Net Unallocated Expense and Noncontrolling Interest when reconciling to Earnings Before Income Taxes.

The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets. Therefore, the Company does not represent that these segments, if operated independently, would report the profit and other financial information shown below.

	Fourth Quarter Ended			Fiscal Year Ended
	October 27,	October 29,		October 27,	October 29,
In thousands	2024	2023	% Change	2024	2023	% Change
Net Sales
Retail	$1,907,071	$1,983,253	(3.8)	$7,374,149	$7,749,039	(4.8)
Foodservice	1,046,008	1,032,353	1.3	3,845,118	3,639,492	5.6
International	185,012	182,474	1.4	701,529	721,479	(2.8)
Total Net Sales	$3,138,091	$3,198,079	(1.9)	$11,920,797	$12,110,010	(1.6)
Segment Profit
Retail	$152,932	$118,660	28.9	$562,768	$577,690	(2.6)
Foodservice	154,340	167,571	(7.9)	596,292	595,682	0.1
International	27,058	9,511	184.5	92,084	55,234	66.7
Total Segment Profit	334,331	295,743	13.0	1,251,144	1,228,606	1.8
Net Unallocated Expense	54,064	49,485	9.3	215,304	214,482	0.4
Noncontrolling Interest	(236)	(452)	47.8	(407)	(653)	37.7
Earnings Before Income Taxes	$280,030	$245,805	13.9	$1,035,434	$1,013,472	2.2

Retail

	Fourth Quarter Ended			Fiscal Year Ended
	October 27,	October 29,		October 27,	October 29,
In thousands	2024	2023	% Change	2024	2023	% Change
Volume (lbs.)	744,521	788,030	(5.5)	2,915,141	3,055,393	(4.6)
Net Sales	$1,907,071	$1,983,253	(3.8)	$7,374,149	$7,749,039	(4.8)
Segment Profit	152,932	118,660	28.9	562,768	577,690	(2.6)
Adjusted Segment Profit(1)	152,932	147,043	4.0	562,768	606,073	(7.1)
(1)  See the "Non-GAAP Measures" section below for a description of the Company’s use of measures not defined by U.S. GAAP.

For the fourth quarter of fiscal 2024, growth from many branded items, including Applegate® natural and organic meats, Hormel® Black Label® bacon, the SPAM® family of products, Jennie-O® ground turkey, and Hormel® Square Table™ entrees was more than offset by volume and net sales declines driven by the Value Added Meats, Snacking & Entertaining, and Convenient Meals & Proteins verticals. Excluding the impact of last year's non-cash impairment charge, adjusted segment profit(1) increased due to continued benefits from lower logistics expenses and incremental savings from the T&M initiative.

Full year fiscal 2024 volume and net sales declined as value-added growth from many branded items was more than offset by declines in the Value Added Meats, Convenient Meals & Proteins, and Snacking & Entertaining verticals. For fiscal 2024, segment profit declined due to lower sales, lower equity in earnings of affiliates, and higher SG&A expenses. These declines were partially offset by the benefit from lower logistics expenses and savings from the T&M initiative. Additionally, a non-cash impairment charge of $28.4 million was recorded in the fourth quarter of fiscal 2023 associated with the Justin’s® trade name.

In fiscal 2025, the Company expects modest net sales growth and comparable volumes for its Retail segment. Top line growth is expected to be supported by key categories, higher brand support, and innovation. Earnings are expected to grow compared to the prior year. Risks to this outlook include slowing consumer demand, unfavorable sales mix, and higher-than-expected operating costs.

Foodservice

	Fourth Quarter Ended			Fiscal Year Ended
	October 27,	October 29,		October 27,	October 29,
In thousands	2024	2023	% Change	2024	2023	% Change
Volume (lbs.)	283,944	279,288	1.7	1,061,730	1,026,772	3.4
Net Sales	$1,046,008	$1,032,353	1.3	$3,845,118	$3,639,492	5.6
Segment Profit	154,340	167,571	(7.9)	596,292	595,682	0.1

Fourth quarter volume and net sales growth were driven by strong performance across the premium prepared proteins, salty snacks, turkey, bacon, and pizza toppings categories. Products such as Heritage Premium Meats offerings, Hormel® Fire Braised® meats, branded Jennie-O® turkey, Planters® snack nuts, and Cafe H® globally inspired proteins delivered top line growth. Segment profit decreased due to lower margins in Heritage Premium Meats, poultry, and pizza toppings as well as higher SG&A expenses.

Full year fiscal 2024 volume and net sales increased due to broad-based growth across many categories. Segment profit was comparable to prior year as the benefit from higher sales, lower logistics expenses, and savings from the T&M initiative were offset by lower fourth quarter margins and higher SG&A expenses.

In fiscal 2025, the Company anticipates year-over-year growth for volume, net sales, and segment profit from its Foodservice segment after removing the impacts from the Hormel Health Labs divestiture in the fourth quarter of fiscal 2024. Risks to this outlook include a softening of foodservice industry demand, lower-than-expected raw material markets which through market-based pricing can negatively impact net sales, and higher-than-expected operating costs.

International

	Fourth Quarter Ended			Fiscal Year Ended
	October 27,	October 29,		October 27,	October 29,
In thousands	2024	2023	% Change	2024	2023	% Change
Volume (lbs.)	79,737	88,128	(9.5)	311,419	329,573	(5.5)
Net Sales	$185,012	$182,474	1.4	$701,529	$721,479	(2.8)
Segment Profit	27,058	9,511	184.5	92,084	55,234	66.7

For the fourth quarter, net sales grew due to demand in China and strong branded exports for SPAM® luncheon meat and Skippy® peanut butter. Considerable volume declines in turkey exports resulted in lower volumes compared to prior year.

Segment profit for the quarter was significantly above the prior year, due to improved export margins, favorable results in China, and growth from our investments in the Philippines and Indonesia.

Full year fiscal 2024 volume and net sales declined as higher branded exports were more than offset by lower commodity exports and lower net sales in China. Segment profit increased significantly due to contribution from the Company’s minority investments, improved mix and favorable costs in the Company's China business, and favorable export product mix.

In fiscal 2025, the Company anticipates year-over-year growth for volume, net sales, and segment profit from its International segment. Risks to this outlook include macroeconomic conditions in multinational markets, cost inflation, and potential political tariffs.

Unallocated Income and Expense

	Fourth Quarter Ended		Fiscal Year Ended
	October 27,	October 29,	October 27,	October 29,
In thousands	2024	2023	2024	2023
Net Unallocated Expense	$54,064	$49,485	$215,304	$214,482
Noncontrolling Interest	(236)	(452)	(407)	(653)

For the fourth quarter of fiscal 2024, net unallocated expense increased as higher employee-related expenses and expenses related to the Company’s T&M initiative were partially offset by favorable rabbi trust performance and a gain on the divestiture of Hormel Health Labs. For fiscal 2024, net unallocated expense was comparable to the prior year as expenses related to the Company’s T&M initiative, higher employee-related expenses, and expenses related to antitrust settlements were offset by the lapping of an unfavorable arbitration ruling in the prior year, higher interest income, and favorable rabbi trust performance.

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

Transform and Modernize (T&M) Initiative
In the fourth quarter of fiscal 2023, the Company announced a multi-year T&M initiative. In presenting non-GAAP measures, the Company adjusts for (i.e., excludes) expenses for this initiative that are non-recurring, comprised primarily of project-based external consulting fees and asset write-offs related to portfolio optimization (i.e., reducing the complexity and optimizing the assortment of the product portfolio). The Company believes that non-recurring costs associated with the T&M initiative are not reflective of the Company’s ongoing operating cost structure; therefore, the Company is excluding these discrete costs. The Company does not adjust for (i.e., does not exclude) certain costs related to the T&M initiative that are expected to continue after the project ends, such as software license fees and internal employee expenses, because those costs are considered ongoing in nature as a component of normal operating costs. The Company also does not adjust for savings realized through the T&M initiative as these are considered ongoing in nature and reflect expected ongoing operating performance.

Legal Matters
From time to time, the Company incurs expenses related to discrete legal matters that the Company believes are not indicative of the Company’s core operating performance, do not reflect expected future operating costs, and may not be meaningful when comparing the Company’s operating performance against that of prior periods. The Company adjusts for (i.e., excludes) these expenses.

Litigation Settlements
In the second and third quarters of fiscal 2024, the Company entered into settlement agreements with certain plaintiffs in its pending antitrust litigation. See Note J - Commitments and Contingencies of the Notes to the Consolidated Financial Statements for additional information.

Arbitration Ruling
In the third quarter of fiscal 2023, the Company accrued for an unexpected, unfavorable arbitration ruling involving an isolated commercial dispute with a third party. This matter was settled in the fourth quarter of fiscal 2023.

Gain on Sale of Business
In the fourth quarter of fiscal 2024, the Company sold the Hormel Health Labs business, resulting in a gain on the sale. The Company believes the one-time benefit from the sale is not reflective of the Company’s ongoing operating cost structure, is not indicative of the Company’s core operating performance, and may not be meaningful when comparing the Company’s operating performance against that of prior periods. Thus, the Company adjusted for (i.e. excluded) the gain.

Organic Net Sales
The non-GAAP adjusted financial measurement of organic net sales provides investors with additional information to facilitate the comparison of past and present operations. Organic net sales excludes the impact of the sale of the Hormel Health Labs business in the Foodservice segment in fiscal 2024.

Impairment Charges
In the fourth quarter of fiscal 2023, the Company incurred impairment charges associated with the Justin’s® trade name and a corporate venturing investment. The Company believes that non-recurring costs for these impairments are not reflective of the Company’s ongoing operating cost structure, are not indicative of the Company’s core operating performance, do not reflect expected future operating costs, and may not be meaningful when comparing the Company’s operating performance against that of prior periods; therefore, the Company is excluding these discrete costs.

The tables below show the calculations to reconcile from the GAAP measures to the non-GAAP measures presented in this Annual Report on Form 10-K. The tax impacts were calculated using the effective tax rate for the quarter in which the transactions occurred.

	Fourth Quarter Ended		Fiscal Year Ended
in thousands, except per share amounts	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
Cost of Products Sold (GAAP)	$2,616,861	$2,683,655	$9,898,659	$10,110,169
Transform and Modernize Initiative(1)	(910)	(944)	(5,557)	(944)
Adjusted Cost of Products Sold (Non-GAAP)	$2,615,950	$2,682,711	$9,893,102	$10,109,225

Gross Profit (GAAP)	$521,230	$514,425	$2,022,138	$1,999,841
Transform and Modernize Initiative(1)	910	944	5,557	944
Adjusted Gross Profit (Non-GAAP)	$522,140	$515,368	$2,027,695	$2,000,785

SG&A (GAAP)	$238,587	$216,546	$1,005,294	$942,167
Transform and Modernize Initiative(2)	(16,440)	(8,397)	(47,456)	(8,397)
Pork Antitrust Litigation Settlements	—	—	(11,750)	—
Red Meat Wages Antitrust Litigation Settlement	—	—	(13,500)	—
Poultry Wages Antitrust Litigation Settlement	—	—	(3,500)	—
Gain on Sale of Business	3,922	—	3,922	—
Arbitration Ruling	—	1,671	—	(68,329)
Adjusted SG&A (Non-GAAP)	$226,069	$209,820	$933,010	$865,441

Equity in Earnings of Affiliates (GAAP)	$11,838	$541	$51,088	$42,754
Impairment Charges	—	6,985	—	6,985
Adjusted Equity in Earnings of Affiliates (Non-GAAP)	$11,838	$7,526	$51,088	$49,739

Goodwill and Intangible Impairment (GAAP)	$—	$28,383	$—	$28,383
Impairment Charges	—	(28,383)	—	(28,383)
Adjusted Goodwill and Intangible Impairment (Non-GAAP)	$—	$—	$—	$—

Operating Income (GAAP)	$294,481	$270,037	$1,067,932	$1,072,046
Transform and Modernize Initiative(1)(2)	17,350	9,340	53,013	9,340
Pork Antitrust Litigation Settlements	—	—	11,750	—
Red Meat Wages Antitrust Litigation Settlement	—	—	13,500	—
Poultry Wages Antitrust Litigation Settlement	—	—	3,500	—
Gain on Sale of Business	(3,922)	—	(3,922)	—
Arbitration Ruling	—	(1,671)	—	68,329
Impairment Charges	—	35,368	—	35,368
Adjusted Operating Income (Non-GAAP)	$307,909	$313,074	$1,145,773	$1,185,083

	Fourth Quarter Ended		Fiscal Year Ended
in thousands, except per share amounts	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
Earnings Before Income Taxes (GAAP)	$280,030	$245,805	$1,035,434	$1,013,472
Transform and Modernize Initiative(1)(2)	17,350	9,340	53,013	9,340
Pork Antitrust Litigation Settlements	—	—	11,750	—
Red Meat Wages Antitrust Litigation Settlement	—	—	13,500	—
Poultry Wages Antitrust Litigation Settlement	—	—	3,500	—
Gain on Sale of Business	(3,922)	—	(3,922)	—
Arbitration Ruling	—	(1,671)	—	68,329
Impairment Charges	—	35,368	—	35,368
Adjusted Earnings Before Income Taxes (Non-GAAP)	$293,459	$288,843	$1,113,275	$1,126,509

Provision for Income Taxes (GAAP)	$60,070	$50,322	$230,803	$220,552
Transform and Modernize Initiative(1)(2)	3,730	1,915	11,739	1,915
Pork Antitrust Litigation Settlements	—	—	2,644	—
Red Meat Wages Antitrust Litigation Settlement	—	—	2,930	—
Poultry Wages Antitrust Litigation Settlement	—	—	760	—
Gain on Sale of Business	(843)	—	(843)	—
Arbitration Ruling	—	(343)	—	14,847
Impairment Charges	—	7,250	—	7,250
Adjusted Provision for Income Taxes (Non-GAAP)	$62,957	$59,145	$248,031	$244,565

Net Earnings Attributable to Hormel Foods Corporation (GAAP)	$220,196	$195,935	$805,038	$793,572
Transform and Modernize Initiative(1)(2)	13,620	7,426	41,274	7,426
Pork Antitrust Litigation Settlements	—	—	9,106	—
Red Meat Wages Antitrust Litigation Settlement	—	—	10,571	—
Poultry Wages Antitrust Litigation Settlement	—	—	2,741	—
Gain on Sale of Business	(3,078)	—	(3,078)	—
Arbitration Ruling	—	(1,328)	—	53,482
Impairment Charges	—	28,118	—	28,118
Adjusted Net Earnings Attributable to Hormel Foods Corporation (Non-GAAP)	$230,738	$230,150	$865,650	$882,597

Diluted Earnings Per Share (GAAP)	$0.40	$0.36	$1.47	$1.45
Transform and Modernize Initiative(1)(2)	0.02	0.01	0.08	0.01
Pork Antitrust Litigation Settlements	—	—	0.02	—
Red Meat Wages Antitrust Litigation Settlement	—	—	0.02	—
Poultry Wages Antitrust Litigation Settlement	—	—	—	—
Gain on Sale of Business	(0.01)	—	(0.01)	—
Arbitration Ruling	—	—	—	0.10
Impairment Charges	—	0.05	—	0.05
Adjusted Diluted Earnings Per Share (Non-GAAP)	$0.42	$0.42	$1.58	$1.61

	Fourth Quarter Ended		Fiscal Year Ended
in thousands, except per share amounts	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
SG&A as a Percent of Net Sales (GAAP)	7.6%	6.8%	8.4%	7.8%
Transform and Modernize Initiative(2)	(0.5)	(0.3)	(0.4)	(0.1)
Pork Antitrust Litigation Settlements	—	—	(0.1)	—
Red Meat Wages Antitrust Litigation Settlement	—	—	(0.1)	—
Poultry Wages Antitrust Litigation Settlement	—	—	—	—
Gain on Sale of Business	0.1	—	—	—
Arbitration Ruling	—	0.1	—	(0.6)
Adjusted SG&A as a Percent of Net Sales (Non-GAAP)	7.2%	6.6%	7.8%	7.1%
(1)    Comprised primarily of asset write-offs related to portfolio optimization.
(2)    Comprised primarily of project-based external consulting fees.

Adjusted Segment Profit (Non-GAAP)

	Fourth Quarter Ended
	October 27, 2024			October 29, 2023
In thousands	GAAP	Non-GAAP Adjustments(1)	Non-GAAP	GAAP	Non-GAAP Adjustments(2)	Non-GAAP
Segment Profit
Retail	$152,932	$—	$152,932	$118,660	$28,383	$147,043
Foodservice	154,340	—	154,340	167,571	—	167,571
International	27,058	—	27,058	9,511	—	9,511
Total Segment Profit	334,331	—	334,331	295,743	28,383	324,126
Net Unallocated Expense	54,064	(13,428)	40,636	49,485	(14,655)	34,830
Noncontrolling Interest	(236)	—	(236)	(452)	—	(452)
Earnings Before Income Taxes	$280,030	$13,428	$293,459	$245,805	$43,038	$288,843
(1)    Net Unallocated Expense adjustments in the fourth quarter of fiscal 2024 comprised of non-recurring T&M initiative costs and the gain on the sale of Hormel Health Labs.
(2)    Retail segment profit adjustment in the fourth quarter of fiscal 2023 is due to an impairment charge associated with the Justin’s® trade name. Net Unallocated Expense adjustments for the fourth quarter of fiscal 2023 comprised of an unfavorable arbitration ruling, impairment charge associated with a corporate venturing investment, and non-recurring T&M initiative costs.

	Fiscal Year Ended
	October 27, 2024			October 29, 2023
In thousands	GAAP	Non-GAAP Adjustments(1)	Non-GAAP	GAAP	Non-GAAP Adjustments(2)	Non-GAAP
Segment Profit
Retail	$562,768	$—	$562,768	$577,690	$28,383	$606,073
Foodservice	596,292	—	596,292	595,682	—	595,682
International	92,084	—	92,084	55,234	—	55,234
Total Segment Profit	1,251,144	—	1,251,144	1,228,606	28,383	1,256,989
Net Unallocated Expense	215,304	(77,841)	137,463	214,482	(84,655)	129,827
Noncontrolling Interest	(407)	—	(407)	(653)	—	(653)
Earnings Before Income Taxes	$1,035,434	$77,841	$1,113,275	$1,013,472	$113,038	$1,126,509
(1)    Net Unallocated Expense adjustments in fiscal 2024 comprised of non-recurring T&M initiative costs, litigation settlements for pork, red meat wages, and poultry wages antitrust cases, and the gain on the sale of Hormel Health Labs.
(2)    Retail segment profit adjustment in fiscal 2023 is due to an impairment charge associated with the Justin’s® trade name. Net Unallocated Expense adjustments in fiscal 2023 comprised of an unfavorable arbitration ruling, impairment charge associated with a corporate venturing investment, and non-recurring T&M initiative costs.

Forward-looking U.S. GAAP to Non-GAAP Measures

The tables below show the calculations to reconcile from the estimated fiscal 2025 GAAP measures to the estimated adjusted non-GAAP measures.

Fiscal 2025 Outlook - Organic Net Sales (Non-GAAP)
To facilitate the comparison of past and present net sales performance, the Company’s fiscal 2025 outlook for net sales growth has been adjusted to reflect organic net sales. Organic net sales exclude the impact of the sale of the Hormel Health Labs business in the fourth quarter of fiscal 2024. The adjustment removes the full year fiscal 2024 net sales of the operation, which were reported within the Foodservice segment.

In thousands	Fiscal 2025 Outlook			2024 Results	Change
Net Sales (GAAP)	$11,900,000	-	$12,200,000	$11,920,797	0%	-	2%
Hormel Health Labs Divestiture	—	-	—	(107,643)
Organic Net Sales (Non-GAAP)	$11,900,000	-	$12,200,000	$11,813,154	1%	-	3%

Fiscal 2025 Outlook - Adjusted Diluted Earnings per Share (Non-GAAP)
The non-GAAP measure of adjusted diluted earnings per share excludes estimated charges associated with the T&M initiative. The Company’s strategic investments in the T&M initiative are expected to cease at the end of the investment period, are not expected to recur in the foreseeable future, and are not considered representative of the Company’s underlying operating performance.

	Fiscal 2025 Outlook
Diluted Earnings per Share (GAAP)	$1.51	-	$1.65
Transform and Modernize Initiative	0.07	-	0.07
Adjusted Diluted Earnings per Share (Non-GAAP)	$1.58	-	$1.72

Supplemental Financial Measures (Non-GAAP)

EBIT and EBITDA (Non-GAAP)
The Company provides earnings before interest and taxes (EBIT) and earnings before interest, taxes, depreciation, and amortization (EBITDA) because it believes these measures are useful to management and investors as indicators of operating performance net of non-operating income and expenses, and because they are commonly used to benchmark the Company’s performance.

	Fiscal Year Ended
In thousands	October 27, 2024	October 29, 2023
EBIT (Non-GAAP):
Net Earnings Attributable to Hormel Foods Corporation	$805,038	$793,572
Plus: Income Tax Expense	230,803	220,552
Plus: Interest Expense	80,894	73,402
Less: Interest and Investment Income	48,396	14,828
EBIT (Non-GAAP)	$1,068,339	$1,072,698
EBITDA (Non-GAAP):
EBIT per above	1,068,339	1,072,698
Plus: Depreciation and Amortization	257,756	253,311
EBITDA (Non-GAAP)	$1,326,095	$1,326,009

LIQUIDITY AND CAPITAL RESOURCES

When assessing its liquidity and capital resources, the Company evaluates cash and cash equivalents, short-term and long-term investments, income from operations, and borrowing capacity.

Cash Flow Highlights

	Fiscal Year Ended
In millions	October 27, 2024	October 29, 2023
Cash and Cash Equivalents at End of Period	$742	$737
Cash Provided by (Used in) Operating Activities	1,267	1,048
Cash Provided by (Used in) Investing Activities	(237)	(690)
Cash Provided by (Used in) Financing Activities	(1,030)	(600)
Increase (Decrease) in Cash and Cash Equivalents	5	(246)

Cash and cash equivalents was comparable to the prior year, increasing $5 million during fiscal 2024. The Company repaid a portion of long-term debt by using existing cash on hand and the proceeds from new debt issued in fiscal 2024. Cash provided by operating activities has been sufficient to cover dividend payments and capital expenditures during fiscal 2024. The purchase of a minority interest in Garudafood was the primary driver of the decline in cash and cash equivalents in the prior year. Additional details related to significant drivers of cash flows are provided below.

Cash Provided by (Used in) Operating Activities
▪Cash flows from operating activities were largely impacted by changes in operating assets and liabilities.
–In fiscal 2024, inventory decreased $95 million due to a better alignment of product levels with customer demand as well as less turkey and associated feed supplies. The $36 million decrease in fiscal 2023 was a result of strategic inventory management efforts implemented to address elevated inventory levels.
–Prepaid expenses and other assets decreased $13 million in fiscal 2024 compared to an increase of $69 million in fiscal 2023. This activity was primarily related to settlements associated with the Company’s hedging activities.

–In fiscal 2024, accounts receivable was comparable to the prior year, decreasing $2 million. The $49 million decrease in fiscal 2023 was primarily due to timing of sales and more efficient collections.
–Accounts payable and accrued expenses decreased $27 million in fiscal 2024 related to the timing of payments which was partially offset by higher employee-related and promotional expenses. In fiscal 2023, accounts payable and accrued expenses decreased $141 million related to the timing of payments and lower promotional and incentive compensation expenses.

Cash Provided by (Used in) Investing Activities
▪Capital expenditures were $256 million and $270 million in fiscal 2024 and 2023, respectively. The most notable projects in fiscal 2024 were investments for capacity expansions in Barron, Wisconsin and at the Jiaxing, China, facility. Significant projects for fiscal 2023 included investments in a new production line for the SPAM® family of products in Dubuque, Iowa, the initial phases of the transition from harvest to value-added capacity in Barron, Wisconsin, wastewater infrastructure in Austin, Minnesota, and pepperoni capacity in Omaha, Nebraska.
▪In fiscal 2023, the Company purchased a minority interest in Garudafood for $426 million.

Cash Provided by (Used in) Financing Activities
•The Company paid $950 million of its senior unsecured notes upon maturity on June 3, 2024.
•Proceeds from the issuance of long-term debt were $498 million during fiscal 2024. The Company issued senior unsecured notes with an aggregate principal amount of $500 million due March 2027.
▪Cash dividends paid to the Company’s shareholders are an ongoing financing activity for the Company with payments totaling $615 million in fiscal 2024 and $593 million in fiscal 2023. The annualized dividend rate was $1.13 per share in fiscal 2024, compared to $1.10 per share in fiscal 2023.
▪During fiscal 2023, the Company repurchased 310,000 shares of its common stock for $12 million.

Sources and Uses of Cash
The Company believes its balanced business model, with diversification across raw material inputs, channels, and categories, provides stability in ever-changing economic environments. The Company maintains a disciplined capital allocation strategy and uses a waterfall approach, which focuses first on core uses of cash, such as capital expenditures to maintain facilities, dividend returns to investors, mandatory debt repayments, and fulfillment of pension obligations. Next, the Company looks to strategic items in support of growth initiatives, such as other capital projects, acquisitions, additional dividend increases, and working capital investments. Finally, the Company evaluates opportunistic uses, including incremental debt repayment and share repurchases.

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

Dividend Payments
The Company remains committed to providing returns to investors through cash dividends. The Company has paid 385 consecutive quarterly dividends since becoming a public company in 1928. The Board of Directors approved an increased annual dividend rate for fiscal 2025, raising it to $1.16 per share from $1.13 per share, representing the 59th consecutive annual dividend increase.

Capital Expenditures
Capital expenditures are allocated to required maintenance and growth opportunities based on the needs of the business. Capital expenditures supporting growth opportunities in fiscal 2025 are expected to focus on projects related to value-added capacity, infrastructure, and new technology. Capital expenditures for fiscal 2025 are estimated to be $275 million to $300 million.

Debt
As of October 27, 2024, the Company’s outstanding debt included $2.9 billion of fixed rate unsecured senior notes due in fiscal 2027, 2028, 2030, and 2051 with interest payable semi-annually. During fiscal 2024, the Company made $69 million of interest payments and the Company expects to make $73 million of interest payments in fiscal 2025 on these notes. On March 8, 2024, the Company issued senior unsecured notes with an aggregate principal amount of $500 million. These proceeds were used, along with cash on hand, to repay $950 million in senior unsecured notes which matured on June 3, 2024. See Note L - Long-term Debt and Other Borrowing Arrangements of the Notes to the Consolidated Financial Statements for additional information.

Borrowing Capacity
As a source of short-term financing, the Company maintains a $750 million unsecured revolving credit facility. The maximum commitment under this credit facility may be further increased by $375 million, generally by mutual agreement of the lenders and the Company, subject to certain customary conditions. Funds drawn from this facility may be used by the Company for general corporate purposes, which may include repaying existing debt, funding acquisitions, and for working capital or other general purposes. The lending commitments under the facility are scheduled to expire on May 6, 2026, at which time the Company will be required to pay in full all obligations then outstanding. As of October 27, 2024, the Company had no outstanding borrowings from this facility.

Debt Covenants
The Company’s debt agreements contain customary terms and conditions including representations, warranties, and covenants. These debt covenants limit the ability of the Company to, among other things, incur debt for borrowed money secured by certain liens, or engage in certain sale and leaseback transactions, and the covenants require the Company to maintain certain consolidated leverage ratios. As of October 27, 2024, the Company was in compliance with all covenants in its debt agreements and expects to maintain compliance in the future.

Cash Held by International Subsidiaries
As of October 27, 2024, the Company’s international subsidiaries held $225 million of cash and cash equivalents. The Company maintains all undistributed earnings as permanently reinvested. The Company evaluates the balance and uses of cash held internationally based on the needs of the business.

Share Repurchases
The Company is authorized to repurchase 3,677,494 shares of common stock as part of an existing plan approved by the Company’s Board of Directors. Under the share repurchase authorization, the Company may repurchase shares periodically, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The share repurchase authorization has no expiration date. The Company did not repurchase any shares of stock during fiscal 2024. The Company continues to evaluate share repurchases as part of its capital allocation strategy.

Commitments
The Company’s material cash commitments as of October 27, 2024 are as follows:

In millions	Payments Due by Periods
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase Commitments(1)	$2,597	$1,235	$940	$246	$177
Debt Repayments(2)	2,850	—	500	750	1,600
Interest Payments on Long-term Debt(2)	713	73	134	85	421
Pension & Other Post-retirement Benefit Payments(3)	1,172	107	224	233	609
Lease Obligations(4)	205	46	71	45	43
Other Commitments(5)	69	45	24	—	—
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

(2)    As of October 27, 2024, the Company’s outstanding debt included unsecured senior notes due in fiscal 2027, 2028, 2030, and 2051. The Company is required by certain covenants in its debt agreements to maintain specified levels of financial ratios and financial position. See Note L - Long-term Debt and Other Borrowing Arrangements of the Notes to the Consolidated Financial Statements for additional information.

(3)    Represents pension and other post-retirement benefit payments related to the Company’s unfunded defined benefit plans. Benefit payments reflect expectations for the next ten years as estimates are not readily available beyond that point. See Note G - Pension and Other Post-Retirement Benefits of the Notes to the Consolidated Financial Statements for additional information.

(4)    See Note K - Leases of the Notes to the Consolidated Financial Statements for additional detail. Lease payments exclude $36.0 million of legally binding minimum lease payments for leases signed but not yet commenced.

(5)    Includes obligations related to infrastructure improvements supporting various manufacturing facilities and a media advertising agreement.

Off Balance Sheet Arrangements
As of October 27, 2024, the Company had $49.3 million of standby letters of credit issued on its behalf. The standby letters of credit are primarily related to the Company’s self-insured workers' compensation programs. This amount includes revocable standby letters of credit totaling $2.7 million for obligations of an affiliated party that may arise under workers' compensation claims. Letters of credit are not reflected on the Consolidated Statements of Financial Position.

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

Trade Promotions
Description: The Company promotes products through consumer incentives and trade promotions. These promotional programs include, but are not limited to, discounts, slotting fees, coupons, rebates, and in-store display incentives. Customer trade promotion and consumer incentive activities are recorded as a reduction to revenue and a corresponding accrued liability based on amounts estimated as variable consideration.

Judgments and Uncertainties: The Company estimates variable consideration associated with promotional programs using the expected value method to determine the total expected consideration. Estimating variable consideration requires judgment and is based largely on an assessment of anticipated performance informed by historical experience, expected participation, and current market trends.

Sensitivity of Estimate to Change: The liability relating to these promotional activities is based on a review of the outstanding contracts for which performance has taken place but which remain unpaid. As of October 27, 2024 and October 29, 2023, the Company's accrued trade promotion liabilities were $81.8 million and $64.1 million, respectively.

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

Sensitivity of Estimate to Change: While the Company considers all of its tax positions fully supportable, the Company is occasionally challenged by various tax authorities regarding the amount of taxes due. The Company recognizes a tax position in its financial statements when it is more likely than not the position will be sustained upon examination, based on its technical merits. The position is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. A change in judgment related to the expected ultimate resolution of uncertain tax positions will be recognized in earnings in the quarter of such change. As of October 27, 2024, the Company had $20.1 million of unrecognized tax benefits, including estimated interest and penalties, recorded in Other Long-term Liabilities.

Goodwill and Other Indefinite-Lived Intangibles
Description: Other indefinite-lived intangible assets primarily include trade names obtained through business acquisitions which are originally recorded at their estimated fair values at the date of acquisition. Goodwill is the residual after allocating the purchase price to net assets acquired and is allocated across the Company’s reporting units: Retail, Foodservice, and International. Goodwill and indefinite-lived intangible assets are not amortized but tested annually for impairment, or more frequently if impairment indicators arise. If the carrying value of the reporting unit or indefinite-lived intangible asset exceeds the estimated fair value, it is considered impaired which requires a reduction to earnings. See Note A - Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements for additional details regarding the Company’s procedures.

Judgments and Uncertainties: Determining whether impairment indicators exist and estimating the fair value of the Company’s goodwill reporting units and indefinite-lived intangible assets for impairment testing requires significant judgment. Indefinite-lived trade names are evaluated for impairment using an income approach utilizing the relief from royalty method. Significant assumptions include royalty rate, annual projected revenue, discount rate, and estimated long-term growth rate. Estimating the fair value of goodwill reporting units using the discounted cash flow model requires management to make assumptions and projections of future cash flows, revenues, earnings, discount rates, long-term growth rates, and other factors.

Sensitivity of Estimate to Change: The assumptions used to assess impairment consider historical trends, macroeconomic conditions, and projections consistent with the Company’s operating strategy. Changes in these estimates can have a significant impact on the assessment of fair value which could result in material impairment losses.

During the fourth quarter of fiscal 2024, the Company performed a qualitative assessment to evaluate its goodwill and indefinite-lived intangible assets for impairment. No impairment charges were recorded as a result of the testing.

Fiscal 2024 net sales for Planters® snack nuts were negatively impacted by production disruptions at the Suffolk, Virginia, facility. The Company believes these impacts are short term in nature (less than one year) and projects sales to recover to historical levels shortly after supply normalizes. Should the impact last longer, or be more severe than currently anticipated, it is likely the Company would have to recognize an impairment charge on this trade name, which is currently valued at $675 million.

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

Benefit plan assets are reported at fair value. Due to the lack of readily available market prices, fund managers value private equity investments using models that include a combination of available market data and unobservable inputs that consider earnings multiples, discounted cash flows, and other qualitative and quantitative factors. Other benefit plan investments are measured at Net Asset Value (NAV) per share of the fund’s underlying investments as a practical expedient.

Sensitivity of Estimate to Change: The assumed discount rate, expected long-term rate of return on plan assets, rate of future compensation increase, interest crediting rate, and the health care cost trend rate have a significant impact on the amounts reported for the benefit plans. For the year ended October 27, 2024, the Company had $1.3 billion and $191.6 million in pension benefit obligation and post-retirement benefit obligation, respectively. For fiscal 2025, the Company expects pension benefit costs of $44.9 million and post-retirement benefit costs of $9.9 million. A one-percentage-point change in these rates would have the following effects:

	One-Percentage-Point
	Benefit Cost		Benefit Obligation
In millions	Increase	Decrease	Increase	Decrease
Pension Benefits
Discount Rate	$(13.2)	$15.8	$(133.5)	$162.4
Expected Long-term Rate of Return on Plan Assets	(12.9)	12.9	—	—
Rate of Future Compensation Increase	3.1	(2.7)	4.3	(3.7)
Interest Crediting Rate	5.6	(4.7)	16.8	(14.2)
Post-retirement Benefits
Discount Rate	$(0.2)	$(0.9)	$(13.8)	$16.0
Health Care Cost Trend Rate	0.9	(0.8)	15.8	(13.9)

As of October 27, 2024, the Company had $87.3 million of private equity and real estate funds and $724.5 million of investments carried at NAV. These valuations are subject to judgments and assumptions of the funds which may prove to be incorrect, resulting in risks of incorrect valuation of these investments. The Company seeks to mitigate these risks by performing various procedures, such as comparing the expected returns based on appropriate benchmarks to reported market values and performing price tests on certain underlying investments. Additionally, a look back comparison of values from audited financial statements to unaudited statements and roll forward calculations of known cash activity are completed to obtain further assurance of reporting accuracy. These procedures cover a majority of the value held in the private equity and NAV investments for each investment type. Variances larger than specified thresholds are investigated further to verify the reported values are reasonable.

See Note G - Pension and Other Post-Retirement Benefits of the Notes to the Consolidated Financial Statements for additional information.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various forms of market risk as a part of its ongoing business practices including commodity price risk, interest rate risk, foreign currency exchange rate risk, and investment risk, among others.

Commodity Price Risk: The Company is subject to commodity price risk through grain, lean hog, natural gas, and diesel fuel markets. To reduce these exposures and offset the fluctuations caused by changes in market conditions, the Company employs hedging programs. These programs utilize futures, swaps, and options contracts and are accounted for as cash flow hedges. The fair value of the Company’s cash flow commodity contracts as of October 27, 2024, was $(5.9) million compared to $(17.1) million as of October 29, 2023. The Company measures its market risk exposure on its cash flow commodity contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices. A 10 percent decrease in the market price would have negatively impacted the fair value of the Company’s cash flow commodity contracts as of October 27, 2024, by $26.7 million, which in turn would lower the Company’s future cost on purchased commodities by a similar amount.

Interest Rate Risk: The Company is subject to interest rate risk primarily from changes in fair value of long-term fixed rate debt. As of October 27, 2024, the Company’s long-term debt had a fair value of $2.5 billion compared to $2.7 billion as of October 29, 2023. The Company measures its market risk exposure of long-term fixed rate debt using a sensitivity analysis, which considers a 10 percent change in interest rates. A 10 percent decrease in interest rates would have positively impacted the fair value of the Company’s long-term debt as of October 27, 2024, by $73.8 million. A 10 percent increase would have negatively impacted the long-term debt by $68.9 million.

Foreign Currency Exchange Rate Risk: The fair values of certain of the Company’s assets are subject to fluctuations in foreign currency exchange rates. The Company’s net asset position in foreign currencies as of October 27, 2024, was $1.2 billion, compared to $1.1 billion as of October 29, 2023, with most of the exposure existing in Chinese yuan, Indonesian rupiah and Brazilian real. The Company currently does not use market risk sensitive instruments to manage this risk.

Investment Risk: The Company has corporate-owned life insurance policies classified as trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans. As of October 27, 2024, the balance of these securities totaled $209.7 million compared to $188.2 million as of October 29, 2023. The rabbi trust is invested primarily in fixed income funds. The Company is subject to market risk due to fluctuations in the value of the remaining investments as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis. A 10 percent decline in the value of the investments not held in fixed income funds would have negatively impacted the Company’s pre-tax earnings by approximately $10.0 million, while a 10 percent increase in value would have a positive impact of the same amount.

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

Based on our evaluation under the framework in Internal Control - Integrated Framework, we concluded that our internal control over financial reporting was effective as of October 27, 2024. Our internal control over financial reporting as of October 27, 2024, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ James P. Snee	/s/ Jacinth C. Smiley
James P. Snee	Jacinth C. Smiley
Chairman of the Board,	Executive Vice President
President and Chief Executive Officer	and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hormel Foods Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Hormel Foods Corporation’s internal control over financial reporting as of October 27, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hormel Foods Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 27, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Company as of October 27, 2024 and October 29, 2023, the related consolidated statements of operations, comprehensive income, changes in shareholders’ investment and cash flows for each of the three years in the period ended October 27, 2024, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated December 5, 2024 expressed an unqualified opinion thereon.

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
December 5, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hormel Foods Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Hormel Foods Corporation (the Company) as of October 27, 2024 and October 29, 2023, the related consolidated statements of operations, comprehensive income, changes in shareholders’ investment and cash flows for each of the three years in the period ended October 27, 2024, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 27, 2024 and October 29, 2023, and the results of its operations and its cash flows for each of the three years in the period ended October 27, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 27, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated December 5, 2024 expressed an unqualified opinion thereon.

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

Valuation of Pension Plan Assets

Description of the Matter
At October 27, 2024, the Company had $1.3 billion in plan assets related to the defined benefit pension plans. This includes $87.3 million of private equity and real estate funds and $724.5 million of investments recorded at net asset value (NAV).

Auditing the fair value of these investments is challenging because of the higher estimation uncertainty of the inputs to the fair value calculations, including the underlying NAVs, discounted cash flow valuations, comparable market valuations, and adjustments for currency, credit liquidity and other risks. Additionally, certain information regarding the fair value of these investments is based on unaudited information available to management at the time of valuation.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls addressing the risk of material misstatement relating to the valuation of these investments. This included testing management's review controls over the valuation of these investments, for example, a review of fund performance in comparison to the selected benchmark returns and independent price testing of the underlying investments of certain funds. We also tested management’s review of the valuation of private equity, hedge funds and real estate funds, which included performing a look back comparison of fair values from audited financial statements to unaudited financial statements and rolling forward the balance using cash flows and predicting the ending market value using benchmark returns.

Our audit procedures included, among others, inquiring of management and the investment advisor regarding changes to the investment portfolio, investment strategies, and valuation policies. We confirmed the completeness of the investments and ownership interest directly with the fund managers. We performed a hindsight analysis comparing the fair value of the investments using the most recently available financial statements of the fund to management’s recorded value as of the date of the audited financial statements of the fund. We rolled forward the fair value of certain investments from the date of the audited financial statements of the funds to the measurement date by predicting income from the date of the audited financial statements to the measurement date using a relevant benchmark return and evaluating activity (e.g. purchases, sales) to calculate the fair value of the funds recorded by management as of the measurement date. Additionally, we inspected the trust statement for observable transactions near year end to compare to the estimated fair value.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 1931.
Minneapolis, Minnesota
December 5, 2024

Consolidated Statements of Operations

	Fiscal Year Ended
	October 27,	October 29,	October 30,
In thousands, except per share amounts	2024	2023	2022
Net Sales	$11,920,797	$12,110,010	$12,458,806
Cost of Products Sold	9,898,659	10,110,169	10,294,120
Gross Profit	2,022,138	1,999,841	2,164,686
Selling, General, and Administrative	1,005,294	942,167	879,265
Equity in Earnings of Affiliates	51,088	42,754	27,185
Goodwill and Intangible Impairment	—	28,383	—
Operating Income	1,067,932	1,072,046	1,312,607
Interest and Investment Income	48,396	14,828	28,012
Interest Expense	80,894	73,402	62,515
Earnings Before Income Taxes	1,035,434	1,013,472	1,278,103
Provision for Income Taxes	230,803	220,552	277,877
Net Earnings	804,631	792,920	1,000,226
Less: Net Earnings (Loss) Attributable to Noncontrolling Interest	(407)	(653)	239
Net Earnings Attributable to Hormel Foods Corporation	$805,038	$793,572	$999,987

Net Earnings Per Share:
Basic	$1.47	$1.45	$1.84
Diluted	$1.47	$1.45	$1.82
Weighted-average Shares Outstanding:
Basic	548,129	546,421	544,918
Diluted	548,832	548,982	549,566

See Notes to the Consolidated Financial Statements

Consolidated Statements of Comprehensive Income

	Fiscal Year Ended
	October 27,	October 29,	October 30,
In thousands	2024	2023	2022
Net Earnings	$804,631	$792,920	$1,000,226
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	15,618	3,588	(39,393)
Pension and Other Benefits	(3,333)	11,632	65,587
Derivatives and Hedging	11,075	(38,940)	(5,267)
Equity Method Investments	(14,050)	6,847	—
Total Other Comprehensive Income (Loss)	9,310	(16,874)	20,927
Comprehensive Income	813,941	776,045	1,021,153
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	(18)	(836)	(542)
Comprehensive Income Attributable to Hormel Foods Corporation	$813,959	$776,881	$1,021,695

See Notes to the Consolidated Financial Statements

Consolidated Statements of Financial Position

	October 27,	October 29,
In thousands, except share and per share amounts	2024	2023
Assets
Cash and Cash Equivalents	$741,881	$736,532
Short-term Marketable Securities	24,742	16,664
Accounts Receivable (Net of Allowance for Doubtful Accounts of $3,712 at October 27, 2024 and $3,557 at October 29, 2023)	817,908	817,391
Inventories	1,576,300	1,680,406
Taxes Receivable	50,380	7,242
Prepaid Expenses and Other Current Assets	35,265	39,014
Total Current Assets	3,246,476	3,297,249
Goodwill	4,923,487	4,928,464
Other Intangibles	1,732,705	1,757,171
Pension Assets	205,964	204,697
Investments in Affiliates	719,481	725,121
Other Assets	411,889	370,252
Property, Plant, and Equipment
Land	75,159	74,626
Buildings	1,503,519	1,458,354
Equipment	2,905,058	2,781,730
Construction in Progress	228,726	195,665
Less: Allowance for Depreciation	(2,517,734)	(2,344,557)
Net Property, Plant, and Equipment	2,194,728	2,165,818
Total Assets	$13,434,729	$13,448,772
Liabilities and Shareholders’ Investment
Accounts Payable	$735,604	$771,397
Accrued Expenses	66,380	51,679
Accrued Marketing Expenses	108,156	87,452
Employee-related Expenses	283,490	263,330
Interest and Dividends Payable	175,941	172,178
Taxes Payable	21,916	15,212
Current Maturities of Long-term Debt	7,813	950,529
Total Current Liabilities	1,399,299	2,311,776
Long-term Debt Less Current Maturities	2,850,944	2,358,719
Pension and Post-retirement Benefits	379,891	349,268
Deferred Income Taxes	589,366	498,106
Other Long-term Liabilities	211,219	191,917
Shareholders’ Investment
Preferred Stock, Par Value $0.01 a Share — Authorized 160,000,000 Shares; Issued — None	—	—
Common Stock, Nonvoting, Par Value $0.01 a Share — Authorized 400,000,000 Shares; Issued — None	—	—
Common Stock, Par Value $0.01465 a Share — Authorized 1,600,000,000 Shares; Issued 548,605,305 Shares October 27, 2024 Issued 546,599,420 Shares October 29, 2023	8,037	8,007
Additional Paid-in Capital	571,178	506,179
Accumulated Other Comprehensive Loss	(263,331)	(272,252)
Retained Earnings	7,677,537	7,492,952
Hormel Foods Corporation Shareholders’ Investment	7,993,420	7,734,885
Noncontrolling Interest	10,590	4,100
Total Shareholders’ Investment	8,004,011	7,738,985
Total Liabilities and Shareholders’ Investment	$13,434,729	$13,448,772

See Notes to the Consolidated Financial Statements

Consolidated Statements of Changes in Shareholders’ Investment

	Hormel Foods Corporation Shareholders
In thousands, except per	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Investment
share amounts	Shares	Amount	Shares	Amount
Balance at October 31, 2021	542,412	$7,946	—	$—	$360,336	$6,881,870	$(277,269)	$5,478	$6,978,360
Net Earnings (Loss)						999,987		239	1,000,226
Other Comprehensive Income (Loss)							21,708	(782)	20,927
Stock-based Compensation Expense	37	1			27,786				27,786
Exercise of Stock Options/ Restricted Shares	3,787	55			79,871				79,927
Declared Dividends — $1.04 per Share					1,475	(568,482)			(567,007)
Balance at October 30, 2022	546,237	$8,002	—	$—	$469,468	$7,313,374	$(255,561)	$4,936	$7,540,219
Net Earnings (Loss)						793,572		(653)	792,920
Other Comprehensive Income (Loss)							(16,691)	(183)	(16,874)
Purchases of Common Stock			(310)	(12,303)					(12,303)
Stock-based Compensation Expense	44	—			24,077				24,077
Exercise of Stock Options/ Restricted Shares	629	9			12,009				12,018
Shares Retired	(310)	(5)	310	12,303	(277)	(12,021)			—
Declared Dividends — $1.10 per Share					902	(601,974)			(601,072)
Balance at October 29, 2023	546,599	$8,007	—	$—	$506,179	$7,492,952	$(272,252)	$4,100	$7,738,985
Net Earnings (Loss)						805,038		(407)	804,631
Other Comprehensive Income (Loss)							8,921	389	9,310
Contribution from Noncontrolling Interest								6,508	6,508
Stock-based Compensation Expense	54	1			23,231				23,233
Exercise of Stock Options/ Restricted Shares	1,951	28			40,685				40,713
Declared Dividends — $1.13 per Share					1,083	(620,453)			(619,370)
Balance at October 27, 2024	548,605	$8,037	—	$—	$571,178	$7,677,537	$(263,331)	$10,590	$8,004,011

See Notes to the Consolidated Financial Statements

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	October 27,	October 29,	October 30,
In thousands	2024	2023	2022
Operating Activities
Net Earnings	$804,631	$792,920	$1,000,226
Adjustments to Reconcile to Net Cash Provided by (Used in) Operating Activities:
Depreciation	233,827	227,331	213,026
Amortization	23,929	25,980	22,859
Equity in Earnings of Affiliates	(51,088)	(42,754)	(27,185)
Distributions Received from Equity Method Investees	46,055	38,160	43,039
Provision for Deferred Income Taxes	87,670	31,794	177,000
Non-cash Investment Activities	(23,557)	(2,392)	19,298
Stock-based Compensation Expense	23,233	24,077	24,943
Operating Lease Cost	37,590	29,072	20,633
Goodwill and Intangible Impairment	—	28,383	—
Other Non-cash, Net	16,292	20,034	12,931
Changes in Operating Assets and Liabilities, Net of Divestitures:
Decrease (Increase) in Accounts Receivable	1,899	48,998	28,365
Decrease (Increase) in Inventories	95,283	35,714	(351,663)
Decrease (Increase) in Prepaid Expenses and Other Assets	13,143	(68,666)	(15,460)
Increase (Decrease) in Pension and Post-retirement Benefits	24,350	18,272	(29,392)
Increase (Decrease) in Accounts Payable and Accrued Expenses	(27,200)	(140,519)	(14,511)
Increase (Decrease) in Net Income Taxes Payable	(39,317)	(18,557)	10,869
Net Cash Provided by (Used in) Operating Activities	1,266,738	1,047,847	1,134,977
Investing Activities
Net Sale (Purchase) of Securities	(6,088)	(42)	2,493
Proceeds from Sale of Business	25,006	—	—
Purchases of Property, Plant, and Equipment	(256,441)	(270,211)	(278,918)
Proceeds from Sales of Property, Plant, and Equipment	474	5,322	1,224
Proceeds from (Purchases of) Affiliates and Other Investments	(7,970)	(427,709)	2,404
Proceeds from Company-owned Life Insurance	8,112	3,096	14,761
Net Cash Provided by (Used in) Investing Activities	(236,907)	(689,544)	(258,037)
Financing Activities
Proceeds from Long-term Debt	497,765	1,980	—
Payment of Debt Issuance Costs	(1,105)	—	—
Repayments of Long-term Debt and Finance Leases	(959,017)	(8,827)	(8,673)
Dividends Paid on Common Stock	(614,960)	(592,932)	(557,839)
Share Repurchase	—	(12,303)	—
Proceeds from Exercise of Stock Options	40,713	12,018	79,827
Proceeds from Noncontrolling Interest	6,508	—	—
Net Cash Provided by (Used in) Financing Activities	(1,030,096)	(600,064)	(486,684)
Effect of Exchange Rate Changes on Cash	5,614	(3,814)	(21,679)
Increase (Decrease) in Cash and Cash Equivalents	5,349	(245,575)	368,577
Cash and Cash Equivalents at Beginning of Year	736,532	982,107	613,530
Cash and Cash Equivalents at End of Year	$741,881	$736,532	$982,107

Supplemental Non-cash Financing and Investing Activities:
Purchases of Property, Plant, and Equipment included in Accounts Payable	$21,996	$21,175	$19,104

See Notes to the Consolidated Financial Statements

Notes to the Consolidated Financial Statements

Note A
Summary of Significant Accounting Policies

Principles of Consolidation: The Consolidated Financial Statements include the accounts of Hormel Foods Corporation (the Company) and all its majority-owned subsidiaries after elimination of intercompany accounts, transactions, and profits. Financial information from certain foreign subsidiaries is reported on a one-month lag.

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

Fiscal Year: The Company’s fiscal year ends on the last Sunday in October. Fiscal years 2024, 2023, and 2022 consisted of 52 weeks. Fiscal year 2025 will consist of 52 weeks.

Reportable Segments: As of October 30, 2022, the Company had four operating and reportable segments: Grocery Products, Refrigerated Foods, Jennie-O Turkey Store, and International and Other. At the beginning of fiscal 2023, the Company transitioned to a new strategic operating model, which aligns its businesses to be more agile, consumer and customer focused, and market driven. Effective on October 31, 2022, the Company operates with the following three operating and reportable segments: Retail, Foodservice, and International, which are consistent with how the Company’s chief operating decision maker assesses performance and allocates resources. This change had no impact on the consolidated results of operations, financial position, shareholders’ investment, or cash flows. Prior period segment results have been retrospectively recast to reflect the new reportable segments.

Cash and Cash Equivalents: The Company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents. The Company’s cash equivalents as of October 27, 2024 and October 29, 2023, consisted primarily of bank deposits, money market funds rated AAA, or other highly liquid investment accounts. The Net Asset Value (NAV) of the Company’s money market funds is based on the market value of the securities in the portfolio.

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

Compensation: The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred compensation plans. The rabbi trust is reflected in Other Assets and deferred compensation liabilities in Other Long-term Liabilities on the Consolidated Statements of Financial Position. The securities held by the trust are classified as trading securities. Therefore, unrealized gains and losses associated with these investments are included in Interest and Investment Income on the Consolidated Statements of Operations. The Company also has corporate-owned life insurance policies on certain participants in the deferred compensation plans. The cash surrender value of these policies is included in Other Assets on the Consolidated Statements of Financial Position.

Inventories: Inventories are stated at the lower of cost or net realizable value. Cost is determined principally under the average cost method. Adjustments to the Company’s lower of cost or net realizable value inventory reserve are reflected in Cost of Products Sold in the Consolidated Statements of Operations.

Property, Plant, and Equipment: Property, Plant, and Equipment are stated at cost and the Company recognizes depreciation using the straight-line method over the estimated useful life of the assets. Costs associated with software developed or obtained for internal use, including third-party development fees incurred during the application development stage, are capitalized and amortized on a straight-line basis. Depreciation has been computed principally using asset lives of 20 to 40 years for buildings and 3 to 14 years for software and equipment.

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

Impairment of Long-Lived Assets and Definite-Lived Intangible Assets: Definite-lived intangible assets are amortized over their estimated useful lives. The Company reviews long-lived assets and definite-lived intangible assets for impairment annually, or more frequently when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets and any related goodwill, the carrying value is reduced to the estimated fair value. The Company recorded no material impairment charges for long-lived or definite-lived assets in fiscal years 2024, 2023, or 2022.

Goodwill and Other Indefinite-Lived Intangibles: Indefinite-lived intangible assets are originally recorded at their estimated fair values at the date of acquisition. Goodwill is the residual after allocating the purchase price to net assets acquired. Acquired goodwill and other indefinite-lived intangible assets are allocated to reporting units that will receive the related benefits. Goodwill and indefinite-lived intangible assets are tested annually for impairment during the fourth quarter or more frequently if impairment indicators arise.

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

In conducting a qualitative assessment, the Company analyzes actual and projected growth trends for net sales, gross margin, and segment profit for each reporting unit, as well as historical performance versus plan and the results of prior quantitative tests. Additionally, the Company assesses factors that may impact the business’s financial results such as macroeconomic conditions and the related impact, market-related exposures, plans to market for sale all or a portion of the business, competitive changes, new or discontinued product lines, and changes in key personnel.

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

As a result of organizational changes in the first quarter of fiscal 2023, the Company conducted an assessment of its operating segments and reporting units. Based on this analysis, goodwill was reallocated using the relative fair value approach. Prior to the goodwill reallocation, an impairment assessment was performed which indicated no impairment to the Company’s reporting units. Subsequent to the goodwill reallocation, the Company completed quantitative impairment testing on each new reporting unit. The fair value of each reporting unit exceeded its carrying amount; therefore, no impairment charges were recorded.

During the fourth quarter of fiscal 2024, the Company completed its annual goodwill impairment tests by performing qualitative assessments. No impairment charges were recorded as a result of the annual assessments in fiscal years 2024, 2023, and 2022.

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

During the fourth quarter of fiscal 2024, 2023, and 2022, the Company completed its annual indefinite-lived asset impairment tests by performing qualitative assessments. In fiscal 2023, the qualitative assessment determined the Justin’s® trade name was more likely than not impaired, and the Company performed a quantitative impairment test. As a result of the quantitative impairment test, a $28.4 million intangible asset impairment charge was recorded for the Justin’s® trade name. No other impairment charges were recorded as a result of the assessments in fiscal years 2024, 2023, and 2022.

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

Contingent Liabilities: The Company may be subject to investigations, legal proceedings, or claims related to the ongoing operation of its business, including claims both by and against the Company. Such proceedings typically involve claims related to product liability, contract disputes, antitrust regulations, wage and hour laws, employment practices, or other actions brought by employees, consumers, competitors, government agencies, or suppliers. The Company establishes accruals for its potential exposure for claims when losses become probable and reasonably estimable. Where the Company is able to reasonably estimate a range of probable losses, but no amount within the range is more likely than another, the Company records the amount at the low end of the range. The Company also discloses the nature of claims against the Company when losses are reasonably possible and material; in this situation, the Company also discloses an estimate of the possible loss, range of loss, or that an estimate cannot be made.

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

When calculating foreign currency translation, the Company has deemed its foreign investments to be permanent in nature and has not provided for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars.

Derivatives and Hedging Activity: The Company uses derivative instruments to manage its exposure to commodity prices and interest rates. Hedge accounting is used for cash flow and fair value hedging programs that qualify in accordance with ASC 815, Derivatives and Hedging. The Company has determined its designated hedging programs to be highly effective in offsetting the changes in fair value or cash flows generated by the items hedged. Effectiveness testing is performed on a quarterly basis to ascertain a high level of effectiveness for cash flow and fair value hedging programs. If the requirements of hedge accounting are no longer met, hedge accounting is discontinued immediately and any future changes to fair value are recorded directly through earnings.

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

The Company regularly monitors and evaluates the fair value of its equity method investments. If events and circumstances, such as ongoing or projected decreases in earnings or significant business disruptions, indicate that a decline in the fair value of these assets has occurred and is other than temporary, the Company records a charge in Equity in Earnings of Affiliates in the Consolidated Statements of Operations. The Company did not record an impairment charge on any of its equity method investments in fiscal 2024 or 2022. In fiscal 2023, the Company recorded a $7.0 million impairment related to a corporate venturing investment. See additional information pertaining to the Company’s equity method investments in Note D - Investments in Affiliates.

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

Revenue Recognition: The Company’s customer contracts predominantly contain a single performance obligation to fulfill customer orders for the purchase of specified products. Revenue from product sales is primarily identified by purchase orders (contracts), which in some cases are governed by a master sales agreement. The purchase orders in combination with the invoice typically specify quantity and product(s) ordered, shipping terms, and certain aspects of the transaction price including discounts. Contracts are at standalone pricing or governed by pricing lists or brackets. The Company’s revenue is recognized at the point in time when performance obligations have been satisfied and control of the product has transferred to the customer. This is typically once the ordered product is received or picked up by the customer. Revenue is recognized at the net consideration the Company expects to receive in exchange for the goods. The amount of net consideration recognized includes estimates of variable consideration, including costs for trade promotion programs, consumer incentives, and allowances and discounts associated with distressed or potentially unsaleable products.

A majority of the Company’s revenue is short-term in nature with shipments within one year from order date. The Company’s payment terms generally range between seven to 60 days and vary by sales channel and other factors. The Company accounts for shipping and handling costs as contract fulfillment costs and excludes taxes imposed on and collected from customers in revenue producing transactions from the transaction price. The Company does not have significant deferred revenue or unbilled receivable balances as a result of transactions with customers. Costs to obtain contracts with a duration of one year or less are expensed and included in the Consolidated Statements of Operations.

The Company promotes products through advertising, consumer incentives, and trade promotions. These promotional programs include, but are not limited to, discounts, slotting fees, coupons, rebates, and in-store display incentives. Customer trade promotion and consumer incentive activities are recorded as a reduction to revenue and a corresponding accrued liability based on amounts estimated as variable consideration.

The Company discloses revenue by reportable segment and class of similar product in Note P - Segment Reporting.

Allowance for Doubtful Accounts: The Company estimates the Allowance for Doubtful Accounts based on a combination of factors, evaluations, and historical data while considering current and future economic conditions.

Advertising Expenses: Advertising costs are included in Selling, General, and Administrative expenses in the Consolidated Statements of Operations and expensed when incurred. Advertising expenses include all media advertising but exclude the costs associated with samples, demonstrations, and market research. Advertising costs for fiscal years 2024, 2023, and 2022 were $163.3 million, $160.1 million, and $157.3 million, respectively.

Shipping and Handling Costs: The Company’s shipping and handling expenses are included in Cost of Products Sold in the Consolidated Statements of Operations.

Research and Development Expenses: Research and development costs are expensed as incurred and are primarily included in Selling, General, and Administrative expenses in the Consolidated Statements of Operations. Research and development expenses incurred for fiscal years 2024, 2023, and 2022 were $36.1 million, $33.7 million, and $34.7 million, respectively.

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

Stock-Based Compensation: The Company records stock-based compensation expense in accordance with ASC 718, Compensation – Stock Compensation. The Company recognizes stock-based compensation expense ratably over the shorter of the vesting period or the grantee’s retirement eligibility date. These costs are primarily included in Selling, General, and Administrative expenses in the Consolidated Statements of Operations. The Company estimates forfeitures at the time of grant based on historical experience and revises in subsequent periods if actual forfeitures differ.

Share Repurchases: The Company may purchase shares of its common stock through open market and privately negotiated transactions pursuant to share repurchase authorizations approved by the Company's Board of Directors and at prices deemed appropriate by management. The timing and amount of repurchase transactions under the repurchase authorization depend on market conditions as well as corporate and regulatory considerations. For additional share repurchases information, see Part II, Item 5 - Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Supplemental Cash Flow Information: Non-cash investment activities presented in the Consolidated Statements of Cash Flows primarily consist of unrealized gains or losses on the Company’s rabbi trust. Changes in the value of these investments are presented in Interest and Investment Income in the Consolidated Statements of Operations.

Reclassifications: Certain reclassifications of previously reported amounts have been made to conform to the current year presentation. The reclassifications had no impact on the Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, Consolidated Statements of Financial Position, Consolidated Statements of Shareholders' Investment, or Consolidated Statements of Cash Flows.

Accounting Changes and Recent Accounting Pronouncements:

New Accounting Pronouncements Recently Adopted

Fiscal 2024
No new accounting standards were adopted during fiscal 2024.

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

New Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The update is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment, and any additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and requires retrospective application to all prior periods presented in the financial statements. The Company is currently assessing the impact of adopting the updated provisions.

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The update is intended to enhance transparency and decision usefulness of income tax disclosures. This ASU updates income tax disclosure requirements by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. The update is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the impact of adopting the updated provisions.

In March 2024, the SEC adopted a final rule under SEC Release Nos. 33-11275 and 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors, to enhance and standardize climate-related disclosures. The rule will require companies to disclose material Scope 1 and Scope 2 greenhouse gas emissions; climate-related risks, governance, and oversight; and the financial effects of severe weather events and other natural conditions. These disclosures are required to be phased in starting with annual reporting periods beginning in 2025; however, this rule has been stayed pending the outcome of legal challenges. The Company is assessing the impact of adoption on our Consolidated Financial Statements and related disclosures in the event that the stay is lifted.

In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new guidance is intended to provide investors more detailed disclosures around specific types of expenses. The new disclosures require certain details for expenses presented on the face of the Consolidated Statements of Operations as well as selling expenses to be presented in the notes to the financial statements. The update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Company is currently assessing the impact and timing of adopting the updated provisions.

Recently issued accounting standards or pronouncements not disclosed have been excluded as they are currently not relevant to the Company.

Note B
Acquisitions and Divestitures

Divestitures: On October 18, 2024, the Company completed the sale of its equity interests in Hormel Health Labs, LLC (Hormel Health Labs) and related assets to Lyons Health Labs Holdco, LLC. The preliminary purchase price was $25.0 million, pending final working capital adjustments. The divestiture resulted in a pre-tax gain of $3.9 million, which was recognized in Selling, General and Administrative on the Consolidated Statements of Operations. Results of operations for Hormel Health Labs were reflected within the Foodservice segment through the date of divestiture.

Note C
Goodwill and Intangible Assets

Goodwill: The change in the carrying amount of goodwill for the fiscal years ended October 27, 2024 and October 29, 2023, is:

In thousands	Grocery Products	Refrigerated Foods	Jennie-O Turkey Store	Retail	Foodservice	International	Total
Balance at October 30, 2022	$2,398,354	$2,094,421	$176,628	$—	$—	$256,427	$4,925,829
Goodwill Reallocation	(2,398,354)	(2,094,421)	(176,628)	2,916,796	1,750,594	2,013	—
Foreign Currency Translation	—	—	—	—	—	2,635	2,635
Balance at October 29, 2023	$—	$—	$—	$2,916,796	$1,750,594	$261,074	$4,928,464
Goodwill Sold	—	—	—	—	(2,239)	—	(2,239)
Foreign Currency Translation	—	—	—	—	—	(2,738)	(2,738)
Balance at October 27, 2024	$—	$—	$—	$2,916,796	$1,748,355	$258,336	$4,923,487

Goodwill was reallocated as of October 31, 2022, due to organizational changes as described in Note A - Summary of Significant Accounting Policies. The goodwill sold during fiscal 2024 was due to the divestiture of Hormel Health Labs.

Intangible Assets: The carrying amounts for indefinite-lived intangible assets are:

In thousands	October 27, 2024	October 29, 2023
Brands/Trade Names/Trademarks	$1,629,582	$1,636,807
Other Intangibles	184	184
Foreign Currency Translation	(6,655)	(5,893)
Total Indefinite-lived Intangible Assets	$1,623,112	$1,631,098

The decrease in fiscal 2024 was primarily due to the trademarks associated with the divestiture of Hormel Health Labs.

The gross carrying amount and accumulated amortization for definite-lived intangible assets are:

	October 27, 2024		October 29, 2023
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer Relationships	$168,239	$(93,536)	$168,239	$(82,658)
Other Intangibles	59,241	(20,107)	59,241	(15,857)
Trade Names/Trademarks	6,210	(5,996)	6,540	(5,089)
Foreign Currency Translation	—	(4,458)	—	(4,344)
Total Definite-lived Intangible Assets	$233,690	$(124,097)	$234,020	$(107,947)

Amortization expense on intangible assets for the last three fiscal years is as follows:

In thousands	Amortization Expense
2024	$16,366
2023	18,386
2022	19,274

Estimated annual amortization expense on intangible assets for the five fiscal years after October 27, 2024, is as follows:

In thousands	Amortization Expense
2025	$14,624
2026	14,169
2027	13,927
2028	12,972
2029	11,504

During the fourth quarter of fiscal years 2024, 2023, and 2022, the Company completed required annual impairment tests of indefinite-lived intangible assets and goodwill. In fiscal 2023, an impairment was indicated for the Justin’s® trade name, resulting in an impairment charge of $28.4 million. The expense was reflected in the Retail segment and included in Goodwill and Intangible Impairment in the Consolidated Statements of Operations. No other impairment was indicated. Useful lives of intangible assets were also reviewed during this process with no material changes identified.

Note D
Investments in Affiliates

Equity in Earnings of Affiliates consists of:

In thousands	% Owned	Fiscal Year Ended
		October 27, 2024	October 29, 2023	October 30, 2022
MegaMex Foods, LLC (1)	50%	$24,784	$40,501	$19,861
Other Equity Method Investments (2)	Various (25 - 45%)	26,304	2,253	7,324
Total Equity in Earnings of Affiliates		$51,088	$42,754	$27,185
(1) MegaMex Foods, LLC is reflected in the Retail segment.
(2) Other Equity Method Investments are primarily reflected in the International segment but also include corporate venturing investments.

Distributions received from equity method investees consists of:

In thousands	Fiscal Year Ended
	October 27, 2024	October 29, 2023	October 30, 2022
Dividends	$46,055	$38,160	$43,039

On December 15, 2022, the Company purchased from various minority shareholders a 29% common stock interest in PT Garudafood Putra Putri Jaya Tbk (Garudafood), a food and beverage company in Indonesia. On April 12, 2023, the Company purchased additional shares increasing the ownership interest to approximately 30%. This investment expanded the Company’s presence in Southeast Asia to support the global execution of the entertaining and snacking strategy. The Company has the ability to exercise significant influence, but not control, over Garudafood; therefore, the investment is accounted for under the equity method.

The Company obtained its Garudafood interest for an aggregate purchase price of $425.8 million, including associated transaction costs. The transactions were funded using the Company’s cash on hand. Based on a third-party valuation, the Company’s basis difference between the fair value of the investment and proportionate share of the carrying value of Garudafood’s net assets is $324.8 million. The basis difference related to inventory, property, plant and equipment, and certain intangible assets is being amortized through Equity in Earnings of Affiliates over the associated useful lives. As of October 27, 2024, the remaining basis difference was $328.1 million, which includes the impact of foreign currency translation. Based on quoted market prices, the fair value of the common stock held in Garudafood was $295.6 million as of October 25, 2024.

In fiscal 2023, the Company recorded a $7.0 million impairment charge related to a corporate venturing investment to recognize a decline in fair value not believed to be temporary. The impact is reflected in Equity in Earnings of Affiliates on the Consolidated Statements of Operations. The Company determined that no other-than-temporary impairment existed for any other equity method investments as of October 27, 2024.

The Company recognized a basis difference of $21.3 million associated with the formation of MegaMex Foods, LLC, of which $8.5 million was remaining as of October 27, 2024. This difference is being amortized through Equity in Earnings of Affiliates.

Note E
Inventories

Principal components of inventories are:

In thousands	October 27, 2024	October 29, 2023
Finished Products	$881,295	$954,432
Raw Materials and Work-in-Process	427,834	448,535
Operating Supplies	147,333	168,289
Maintenance Materials and Parts	119,837	109,151
Total Inventories	$1,576,300	$1,680,406

Note F
Derivatives and Hedging

The Company uses hedging programs to manage risk associated with various commodity purchases and interest rates. These programs utilize futures, swaps, and options contracts to manage the Company’s exposure to market fluctuations.

Cash Flow Commodity Hedges: The Company uses futures, swaps, and options contracts to offset price fluctuations in the Company’s future purchases of grain, lean hogs, natural gas, and diesel fuel. These contracts are designated as cash flow hedges; therefore, the related gains or losses are reported in Accumulated Other Comprehensive Loss (AOCL) and reclassified into earnings, through Cost of Products Sold, in the periods in which the hedged transactions affect earnings. The Company typically does not hedge its grain, natural gas, or diesel fuel exposure beyond two fiscal years and its lean hog exposure beyond one fiscal year.

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

Cash Flow Interest Rate Hedges: In the second quarter of fiscal 2021, the Company designated two separate interest rate locks as cash flow hedges to manage interest rate risk associated with anticipated debt transactions. The total notional amount of the Company’s locks was $1.25 billion. In the third quarter of fiscal 2021, the associated unsecured senior notes were issued with a tenor of seven and thirty years and both locks were lifted (See Note L - Long-term Debt and Other Borrowing Arrangements). Mark-to-market gains and losses on these instruments were deferred as a component of AOCL. The resulting gain in AOCL is reclassified to Interest Expense in the period in which the hedged transactions affect earnings.

Fair Value Interest Rate Hedge: In the first quarter of fiscal 2022, the Company entered into an interest rate swap to protect against changes in the fair value of a portion of previously issued senior unsecured notes attributable to the change in the benchmark interest rate. The hedge specifically designated the last $450 million of the $950 million aggregate principal amount of its 0.650% notes due June 2024 (the 2024 Notes). The Company terminated the swap in the fourth quarter of fiscal 2022. The loss related to the swap was recorded as a fair value hedging adjustment to the hedged debt and amortized through earnings over the remaining life of the debt. In the third quarter of fiscal 2024, the fair value hedging adjustment was completely amortized to correspond with the payment of the 2024 Notes upon maturity.

Other Derivatives: The Company holds certain futures and swap contracts to manage the Company’s exposure to fluctuations in grain and pork commodity markets for which it has not applied hedge accounting. Activity related to derivatives not designated for hedge accounting was immaterial to the consolidated financial statements during fiscal years 2024, 2023, and 2022.

Volume: The Company’s outstanding contracts related to its commodity hedging programs include:

In millions	October 27, 2024		October 29, 2023
Corn	29.2	bushels	30.7	bushels
Lean Hogs	175.6	pounds	144.2	pounds
Natural Gas	4.2	MMBtu	3.0	MMBtu
Diesel Fuel	4.0	gallons	—	gallons

Fair Value of Derivatives: The gross fair values of the Company’s derivative instruments designated as hedges are:

	October 27, 2024		October 29, 2023
In thousands	Assets	Liabilities	Assets	Liabilities
Gross Fair Value of Commodity Contracts	$9,851	$(12,638)	$13,747	$(26,980)
Counterparty and Collateral Netting Offset(1)	(1,785)	12,638	5,226	26,980
Amounts Recognized on Consolidated Statements of Financial Position(2)	$8,066	$—	$18,972	$—
(1)    Per the terms of the Company's master netting arrangements, the gross fair value of the Company's commodity contracts were offset by the right to reclaim net cash collateral of $10.9 million and $32.2 million as of October 27, 2024 and October 29, 2023, respectively.
(2)    The Company's commodity contracts are located in Prepaid Expenses and Other Current Assets on the Consolidated Statements of Financial Position.

Fair Value Hedge - Assets (Liabilities): The carrying amount of the Company’s fair value hedged assets (liabilities) are:

In thousands	Location on Consolidated Statements of Financial Position	October 27, 2024	October 29, 2023
Commodity Contracts	Accounts Payable(1)	$(2,902)	$(4,914)
Interest Rate Contracts	Current Maturities of Long-term Debt(2)	—	(442,549)
(1)    Represents the carrying amount of fair value hedged assets and liabilities, which are offset by other assets included in master netting arrangements described above.
(2)    Represents the carrying amount of the hedged portion of the 2024 Notes. As of October 29, 2023, the carrying amount of the 2024 Notes included a cumulative fair value hedging adjustment of $7.5 million from discontinued hedges. The 2024 Notes were paid on June 3, 2024.

Accumulated Other Comprehensive Loss Impact: As of October 27, 2024, the Company included in AOCL pre-tax hedging losses of $8.8 million on commodity contracts and gains of $11.5 million related to interest rate settled positions. The Company expects to recognize the majority of the losses on commodity contracts over the next twelve months. Gains on interest rate contracts offset the hedged interest payments over the tenor of the associated debt instruments.

The pre-tax gains or (losses) recognized in AOCL related to the Company’s derivative instruments are:

In thousands	Fiscal Year Ended
	October 27, 2024	October 29, 2023
Commodity Contracts	$(12,898)	$(50,353)
Excluded Component(1)	2,136	1,127
(1)    Represents the time value of commodity options excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in AOCL.

The pre-tax gains (losses) reclassified from AOCL into earnings related to the Company’s derivative instruments are:

In thousands	Location on Consolidated Statements of Operations	Fiscal Year Ended
		October 27, 2024	October 29, 2023
Commodity Contracts	Cost of Products Sold	$(26,445)	$1,225
Interest Rate Contracts	Interest Expense	988	988

See Note H - Accumulated Other Comprehensive Loss for the after-tax impact of these gains or losses on Net Earnings.

Consolidated Statements of Operations Impact: The effect on the Consolidated Statements of Operations for pre-tax gains (losses) related to the Company’s derivative instruments are:

	Fiscal Year Ended
In thousands	October 27, 2024	October 29, 2023	October 30, 2022
Net Earnings Attributable to Hormel Foods Corporation	$805,038	$793,572	$999,987

Cash Flow Hedges - Commodity Contracts
Gain (Loss) Reclassified from AOCL	(26,445)	1,225	55,350
Amortization of Excluded Component from Options	(2,774)	(5,835)	(4,369)
Gain (Loss) Reclassified from AOCL Due to Discontinuance of Cash Flow Hedges(1)	—	—	2,242
Fair Value Hedges - Commodity Contracts
Gain (Loss) on Commodity Futures(2)	6,263	656	(18,122)
Total Gain (Loss) on Commodity Contracts(3)	$(22,957)	$(3,955)	$35,101

Cash Flow Hedges - Interest Rate Contracts
Gain (Loss) Reclassified from AOCL	988	988	988
Fair Value Hedge - Interest Rate Contracts
Gain (Loss) on Interest Rate Swap	—	—	928
Amortization of Loss Due to Discontinuance of Fair Value Hedge(4)	(7,451)	(12,499)	(1,923)
Total Gain (Loss) on Interest Rate Contracts(5)	$(6,463)	$(11,511)	$(7)

Total Gain (Loss) Recognized in Earnings	$(29,420)	$(15,466)	$35,094
(1)    In fiscal year 2022, the Company discontinued hedge accounting related to corn usage that was deemed no longer probable to occur resulting in the immediate recognition of gains of $2.2 million (1.0 million bushels).
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
(5)    Total Gain (Loss) on Interest Rate Contracts is recognized in earnings through Interest Expense.

Note G
Pension and Other Post-retirement Benefits

The Company has several defined benefit plans and defined contribution plans covering most employees. Benefits for defined benefit pension plans covering certain bargaining unit employees are provided based on stated amounts for each year of service. Plan benefits covering certain non-bargaining unit hourly and salaried employees are based on final average compensation, age, and years of service for benefits accrued prior to January 1, 2017. In the fourth quarter of fiscal 2022, an amendment was enacted for the non-bargaining unit employee plan which changed the design from a stable value benefit to a cash balance benefit effective January 1, 2023. This amendment also called for benefits to be calculated retroactively to January 1, 2017. The cash balance design establishes hypothetical accounts for employees that are credited with an amount equal to a specified percent of their pay plus interest. Total costs associated with the Company’s defined contribution benefit plans in fiscal years 2024, 2023, and 2022 were $42.5 million, $41.0 million, and $47.9 million, respectively.

Certain groups of employees are eligible for post-retirement health or welfare benefits. Benefits for retired employees vary for each group depending on respective retirement dates and applicable plan coverage in effect. Contribution requirements for retired employees are governed by the Company's Retiree Health Care Payment Program and may change each year as the cost to provide coverage is determined.

Net periodic cost of defined benefit plans included the following for fiscal years ending:

	Pension Benefits			Post-retirement Benefits
In thousands	October 27, 2024	October 29, 2023	October 30, 2022	October 27, 2024	October 29, 2023	October 30, 2022
Service Cost	$36,118	$35,607	$40,076	$163	$248	$469
Interest Cost	73,344	68,630	50,558	11,571	12,064	7,684
Expected Return on Plan Assets	(77,510)	(78,285)	(108,248)	—	—	—
Amortization of Prior Service Cost (Credit)	(886)	(1,843)	(1,496)	8	8	8
Recognized Actuarial Loss (Gain)	13,268	13,303	12,530	(1,265)	(29)	2,439
Net Periodic Cost	$44,334	$37,413	$(6,581)	$10,476	$12,290	$10,600

Non-service cost components of net pension and post-retirement benefit cost are presented within Interest and Investment Income in the Consolidated Statements of Operations.

Actuarial gains and losses and any adjustments resulting from plan amendments are deferred and amortized over periods ranging from 8 to 12 years for pension benefits and 13 years for post-retirement benefits. The following amounts have not been recognized in net periodic pension cost and are included in Accumulated Other Comprehensive Loss:

	Pension Benefits		Post-retirement Benefits
In thousands	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
Unrecognized Prior Service (Cost) Credit	$(8,435)	$(7,549)	$525	$(138)
Unrecognized Actuarial (Loss) Gain	(260,538)	(270,468)	21,318	35,483

The following is a reconciliation of the beginning and ending balances of the benefit obligation, fair value of plan assets, and funded status of the plans as of the measurement dates:

	Pension Benefits		Post-retirement Benefits
In thousands	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
Change in Benefit Obligation:
Benefit Obligation at Beginning of Year	$1,174,380	$1,200,013	$186,199	$211,986
Service Cost	36,118	35,607	163	248
Interest Cost	73,344	68,630	11,571	12,064
Actuarial (Gain) Loss(1)	143,280	(51,106)	12,826	(17,421)
Plan Amendments	—	3,307	(654)	—
Participant Contributions	—	—	2,001	2,137
Medicare Part D Subsidy	—	—	110	449
Benefits Paid	(87,396)	(82,071)	(20,637)	(23,263)
Benefit Obligation at End of Year	$1,339,726	$1,174,380	$191,578	$186,199
(1) Actuarial losses in fiscal 2024 were primarily due to the change in the discount rate assumptions utilized in measuring plan obligations.

	Pension Benefits		Post-retirement Benefits
In thousands	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$1,185,672	$1,240,200	$—	$—
Actual Return on Plan Assets	217,453	15,810	—	—
Participant Contributions	—	—	2,001	2,137
Employer Contributions	12,031	11,733	18,636	21,126
Benefits Paid	(87,396)	(82,071)	(20,637)	(23,263)
Fair Value of Plan Assets at End of Year	$1,327,760	$1,185,672	$—	$—
Funded Status at End of Year	$(11,966)	$11,292	$(191,578)	$(186,199)

Amounts recognized on the Consolidated Statements of Financial Position are as follows:

	Pension Benefits		Post-retirement Benefits
In thousands	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
Pension Assets	$205,964	$204,697	$—	$—
Employee-related Expenses	(12,501)	(12,023)	(17,115)	(18,313)
Pension and Post-retirement Benefits	(205,429)	(181,382)	(174,463)	(167,886)
Net Amount Recognized	$(11,966)	$11,292	$(191,578)	$(186,199)

The accumulated benefit obligation for all pension plans was $1.3 billion as of October 27, 2024 and $1.2 billion as of October 29, 2023. The following table provides information for pension plans with projected and accumulated benefit obligations in excess of plan assets:

In thousands	October 27, 2024	October 29, 2023
Projected Benefit Obligation	$217,929	$193,404
Accumulated Benefit Obligation	215,448	191,888
Fair Value of Plan Assets	—	—

Weighted-average assumptions used to determine benefit obligations are as follows:

	October 27, 2024	October 29, 2023
Discount Rate	5.44%	6.49%
Rate of Future Compensation Increase (For Plans that Base Benefits on Final Compensation Level)	4.09%	4.06%
Interest Crediting Rate (For Cash Balance Plan)	4.50%	4.98%

Weighted-average assumptions used to determine net periodic benefit costs are as follows:

	October 27, 2024	October 29, 2023	October 30, 2022
Discount Rate	6.49%	5.92%	3.00%
Rate of Future Compensation Increase (For Plans that Base Benefits on Final Compensation Level)	4.06%	3.95%	4.14%
Expected Long-term Return on Plan Assets	6.75%	6.50%	6.50%
Interest Crediting Rate (For Cash Balance Plan)(1)	4.98%	4.42%	—%
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

For measurement purposes, an 8 percent annual rate of increase in the per capita cost of covered health care benefits for pre-Medicare and post-Medicare retirees’ coverage is assumed for 2025. The pre-Medicare and post-Medicare rate is assumed to decrease to 5 percent for 2030 and remain steady thereafter.

The Company’s funding policy is to make annual contributions of not less than the minimum required by applicable regulations. The Company expects to make contributions of $30.4 million during fiscal 2025, which represent benefit payments for unfunded plans.

Benefits expected to be paid over the next ten fiscal years are as follows:

In thousands	Pension Benefits	Post-retirement Benefits
2025	$89,209	$17,572
2026	92,954	17,186
2027	96,868	16,638
2028	99,026	16,089
2029	102,538	15,487
2030-2034	539,612	69,105

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

The actual and target weighted-average asset allocations for the Company’s pension plan assets as of the plan measurement date are as follows:

	October 27, 2024				October 29, 2023
Asset Category	Actual %	Target Range %			Actual %	Target Range %
Fixed Income	49.5	40	–	60	47.6	40	–	60
Global Stocks	33.1	20	–	55	31.2	20	–	55
Real Estate	5.6	0	–	10	8.0	0	–	10
Private Equity	6.1	0	–	15	6.7	0	–	15
Gold	2.4	0	–	5	2.4	0	–	5
Hedge Funds	1.8	0	–	10	2.1	0	–	10
Cash and Cash Equivalents	1.5	0	–	5	2.0	0	–	5

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

	Fair Value Measurements as of October 27, 2024
In thousands	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan Assets in Fair Value Hierarchy
Cash Equivalents	$19,397	$—	$19,397	$—
Private Equity
Domestic	35,958	—	—	35,958
International	45,080	—	—	45,080
Real Estate Funds
Domestic	6,249	—	—	6,249
Fixed Income
U.S. Government Issues	175,715	152,721	22,994	—
Municipal Issues	9,938	—	9,938	—
Corporate Issues – Domestic	261,344	—	261,344	—
Corporate Issues – Foreign	41,088	—	41,088	—
Global Stocks – Mutual Funds
Domestic	8,451	8,451	—	—
Plan Assets in Fair Value Hierarchy	$603,219	$161,172	$354,760	$87,287

Plan Assets at Net Asset Value
Real Estate – Domestic	$67,765
Global Stocks – Collective Investment Funds	431,494
Global Stocks – Gold	32,022
Hedge Funds	24,192
Fixed Income – Hedge Funds	35,017
Fixed Income – Collective Investment Funds	134,051
Plan Assets at Net Asset Value	$724,541
Total Plan Assets at Fair Value	$1,327,760

	Fair Value Measurements as of October 29, 2023
In thousands	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan Assets in Fair Value Hierarchy
Cash Equivalents	$23,643	$461	$23,182	$—
Private Equity
Domestic	31,383	—	—	31,383
International	48,065	—	—	48,065
Fixed Income
U.S. Government Issues	171,949	123,683	48,266	—
Municipal Issues	9,884	—	9,884	—
Corporate Issues – Domestic	226,202	—	226,202	—
Corporate Issues – Foreign	36,133	—	36,133	—
Plan Assets in Fair Value Hierarchy	$547,258	$124,144	$343,667	$79,448

Plan Assets at Net Asset Value
Real Estate – Domestic	$95,315
Global Stocks – Collective Investment Funds	369,513
Global Stocks – Gold	28,163
Hedge Funds	24,965
Fixed Income – Hedge Funds	64,613
Fixed Income – Collective Investment Funds	55,845
Plan Assets at Net Asset Value	$638,414
Total Plan Assets at Fair Value	$1,185,672

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

Real Estate Funds: These Level 3 investments include ownership in closed-ended real estate funds targeting value added real estate opportunities. These funds manage diversified portfolios of commercial properties with broad sector exposure. Investment strategies aim to acquire, hold, or dispose of investments with the goal of achieving current and/or capital appreciation. These funds have a predetermined life and are illiquid investments.

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

Global Stocks – Mutual Funds: These investments include holdings of mutual funds that are SEC-registered open-end investment companies that pool money from many investors and invests the money in stocks, bonds, short-term money-market instruments, other securities or assets, or some combination of these investments. Shares of these companies are liquid and traded daily on public market exchanges.

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

Hedge Funds: These investments are designed to provide diversification to an overall institutional portfolio and, in particular, provide protection against equity market downturns. They are comprised of Commodity Trading Advisor Managed Futures, Global Macro (Discretionary and/or Quant) and Long Volatility/Tail Risk Hedging strategies. The hedge funds are valued at the NAV of shares held by the Master Trust. Requests to redeem shares are granted daily, monthly, or quarterly.

Fixed Income – Hedge Funds: These investments target absolute, risk-adjusted returns by taking advantage of price dislocations and inconsistencies within credit markets. Funds are comprised primarily of U.S. and European corporate credit and structured credit. The investments are valued at the NAV of shares held by the Master Trust. Requests to redeem shares are granted on a quarterly basis on the three-year fund anniversary with a ninety-day notice period.

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

A reconciliation of the beginning and ending balance of the investments measured at fair value using significant unobservable inputs (Level 3) is as follows:

In thousands	October 27, 2024	October 29, 2023
Fair Value at Beginning of Year	$79,448	$88,154
Purchases, Issuances, and Settlements (Net)	1,029	(8,926)
Unrealized Gains (Losses)	(2,144)	(8,525)
Realized Gains (Losses)	569	6,455
Interest and Dividend Income	8,385	2,290
Fair Value at End of Year	$87,287	$79,448

During fiscal 2024, the value of the Level 3 investments ranged from $78.5 million to $87.3 million, with an average value of $82.9 million.

The Company has commitments totaling $180.9 million for the investments within the pension plans. The unfunded commitment balance for each investment category is as follows:

In thousands	October 27, 2024	October 29, 2023
Domestic Equity	$34,111	$16,835
International Equity	10,058	11,396
Unfunded Commitment Balance	$44,169	$28,231

Funding for future capital calls will come from existing pension plan assets and not from additional cash contributions by the Company.

Note H
Accumulated Other Comprehensive Loss

Components of Accumulated Other Comprehensive Loss are as follows:

In thousands	Foreign Currency Translation	Pension & Other Benefits		Derivatives & Hedging		Equity Method Investments		Accumulated Other Comprehensive Loss
Balance at October 31, 2021	$(51,181)	$(261,211)		$35,123		$—		$(277,269)
Unrecognized Gains (Losses)
Gross	(38,612)	73,361		51,623		—		86,372
Tax Effect	—	(17,942)		(12,384)		—		(30,326)
Reclassification into Net Earnings
Gross	—	13,481	(1)	(58,580)	(2)	—		(45,099)
Tax Effect	—	(3,312)		14,073		—		10,761
Change Net of Tax	(38,612)	65,587		(5,267)		—		21,708
Balance at October 30, 2022	$(89,793)	$(195,624)		$29,856		$—		$(255,561)
Unrecognized Gains (Losses)
Gross	3,771	3,878		(49,226)		15,082		(26,495)
Tax Effect	—	(880)		11,998		—		11,118
Reclassification into Net Earnings
Gross	—	11,439	(1)	(2,213)	(2)	(8,235)	(3)	991
Tax Effect	—	(2,806)		501		—		(2,305)
Change Net of Tax	3,771	11,632		(38,940)		6,847		(16,691)
Balance at October 29, 2023	$(86,022)	$(183,993)		$(9,084)		$6,847		$(272,252)
Unrecognized Gains (Losses)
Gross	15,229	(15,583)		(10,762)		(9,219)		(20,336)
Tax Effect	—	3,869		2,571		—		6,440
Reclassification into Net Earnings
Gross	—	11,125	(1)	25,456	(2)	(4,831)	(3)	31,750
Tax Effect	—	(2,744)		(6,190)		—		(8,933)
Change Net of Tax	15,229	(3,333)		11,075		(14,050)		8,921
Balance at October 27, 2024	$(70,794)	$(187,325)		$1,991		$(7,204)		$(263,331)

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
(3)    Included in Equity in Earnings of Affiliates in the Consolidated Statements of Operations.

Note I
Fair Value Measurements

The Company’s financial assets and liabilities carried at fair value on a recurring basis and their level within the fair value hierarchy are presented in the tables below. See additional discussion of fair value measurements in Note A - Summary of Significant Accounting Policies.

	Fair Value Measurements at October 27, 2024
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In thousands
Assets at Fair Value
Cash and Cash Equivalents	$741,881	$741,188	$693	$—
Short-term Marketable Securities	24,742	5,134	19,608	—
Other Trading Securities	209,729	—	209,729	—
Commodity Derivatives	9,890	9,575	314	—
Total Assets at Fair Value	$986,243	$755,898	$230,345	$—
Liabilities at Fair Value
Deferred Compensation	$62,101	$—	$62,101	$—
Commodity Derivatives	12,638	11,127	1,510	—
Total Liabilities at Fair Value	$74,738	$11,127	$63,611	$—

	Fair Value Measurements at October 29, 2023
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In thousands
Assets at Fair Value
Cash and Cash Equivalents	$736,532	$735,387	$1,145	$—
Short-term Marketable Securities	16,664	2,499	14,164	—
Other Trading Securities	188,162	—	188,162	—
Commodity Derivatives	13,768	13,702	66	—
Total Assets at Fair Value	$955,126	$751,589	$203,538	$—
Liabilities at Fair Value
Deferred Compensation	$55,222	$—	$55,222	$—
Commodity Derivatives	27,071	26,732	339	—
Total Liabilities at Fair Value	$82,293	$26,732	$55,561	$—
The following methods and assumptions were used to estimate the fair value of the financial assets and liabilities above:

    Cash and Cash Equivalents: The Company’s cash equivalents considered Level 1 consist primarily of bank deposits, money market funds rated AAA, or other highly liquid investment accounts, and have a maturity date of three months or less. Cash equivalents considered Level 2 are funds holding agency bonds or securities recognized at amortized cost.

    Short-term Marketable Securities: The Company holds securities as part of a portfolio maintained to generate investment income and to provide cash for operations of the Company, if necessary. The portfolio is managed by a third party who is responsible for daily trading activities, and all assets within the portfolio are highly liquid. The cash, U.S. government securities, and money market funds rated AAA held by the portfolio are classified as Level 1. The current investment portfolio also includes corporate bonds and other asset backed securities for which there is an active, quoted market. Market prices are obtained from a variety of industry providers, large financial institutions, and other third-party sources to calculate a representative daily market value, and therefore, these securities are classified as Level 2.

    Deferred Compensation and Other Trading Securities: The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred compensation plans. These funds are managed by a third-party insurance policy, the values of which represent their cash surrender value based on the fair value of the underlying investments in the account. These policies are classified as Level 2. The majority of the funds held in the rabbi trust relate to supplemental executive retirement plans and are invested in fixed income investments. The declared rate on these investments is set based on a formula using the yield of the general account investment portfolio supporting the fund, as adjusted for expenses and other charges. The rate is guaranteed for one year at issue and may be reset annually on the policy anniversary, subject to a guaranteed minimum rate. Investments held by the rabbi trust generated gains (losses) of $21.6 million, $3.2 million, and $(16.8) million for fiscal years 2024, 2023, and 2022, respectively.

Under the Company’s deferred compensation plans, participants can defer certain types of compensation and elect to receive a return based on the changes in fair value of various investment options, which include equity securities, money market accounts, bond funds, or other portfolios for which there is an active quoted market. The Company also offers a fixed rate investment option to participants. The rate earned on these investments is adjusted annually based on a specified percent of the U.S. Internal Revenue Service (IRS) applicable federal rates. These liabilities are classified as Level 2. The Company maintains funding in the rabbi trust generally mirroring the investment selections within the deferred compensation plans.

    Commodity Derivatives: The Company’s commodity derivatives represent futures, swaps, and options contracts used in its hedging or other programs to offset price fluctuations associated with purchases of corn, natural gas, diesel fuel, lean hogs, and pork, and to minimize the price risk assumed when forward-priced contracts are offered to the Company’s commodity suppliers. The Company’s futures and options contracts for corn are traded on the Chicago Board of Trade, while futures contracts for lean hogs are traded on the Chicago Mercantile Exchange. These are active markets with quoted prices available, and these contracts are classified as Level 1. The Company holds natural gas, diesel fuel, and pork swap contracts that are over-the-counter instruments classified as Level 2. The value of the natural gas and diesel fuel swap contracts is calculated using quoted prices from the New York Mercantile Exchange, and the value of the pork swap contracts are calculated using a futures implied U.S. Department of Agriculture estimated pork cut-out value. All derivatives are reviewed for potential credit risk and risk of nonperformance. The net balance for commodity derivatives is included in Prepaid Expenses and Other Current Assets or Accounts Payable, as appropriate, on the Consolidated Statements of Financial Position. As of October 27, 2024, the Company has recognized the right to reclaim net cash collateral of $10.9 million from various counterparties (including cash of $26.5 million less $15.6 million of realized loss). As of October 29, 2023, the Company had recognized the right to reclaim net cash collateral of $32.2 million from various counterparties (including cash of $42.6 million less $10.4 million of realized loss).

The Company’s financial assets and liabilities include accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value. The Company does not carry its long-term debt at fair value on the Consolidated Statements of Financial Position. The fair value of long-term debt, utilizing discounted cash flows (Level 2), was $2.5 billion as of October 27, 2024 and $2.7 billion as of October 29, 2023. See Note L - Long-term Debt and Other Borrowing Arrangements for additional information.

The Company measures certain nonfinancial assets and liabilities at fair value, which are recognized or disclosed on a nonrecurring basis (e.g., goodwill, intangible assets, and property, plant, and equipment). During fiscal year 2023, the Company recorded a $28.4 million impairment charge on the Justin's® trade name and a $7.0 million impairment charge on a corporate venturing investment. See additional discussion in Note C - Goodwill and Intangible Assets and Note D - Investments in Affiliates. During fiscal years 2024, 2023, and 2022, there were no other material remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

Note J
Commitments and Contingencies

Purchase Commitments: To ensure a steady supply of hogs and turkeys and keep the cost of products stable, the Company has entered into contracts with producers for the purchase of hogs and turkeys at formula-based prices over periods up to 9 years and 8 years, respectively. The Company has also entered into grow-out contracts with independent farmers to raise turkeys for the Company for periods up to 25 years. Under these arrangements, the Company owns the livestock, feed, and other supplies while the independent farmers provide facilities and labor. In addition, the Company has contracted for the purchase of corn, soybean meal, feed ingredients, and other raw materials from independent suppliers for periods up to 2 years.

As of October 27, 2024, the Company is committed to make purchases under these contracts, assuming current price levels, for future fiscal years:

In thousands
2025	$1,234,988
2026	625,872
2027	313,814
2028	179,145
2029	66,480
Later Years	176,713
Total	$2,597,012
Purchases under these contracts for fiscal years 2024, 2023, and 2022 were $1.3 billion, $1.4 billion, and $1.2 billion, respectively.

Other Commitments and Guarantees: The Company has commitments of approximately $31.0 million related to infrastructure improvements supporting various manufacturing facilities and $38.3 million for a media advertising agreement as of October 27, 2024.

As of October 27, 2024, the Company has $49.3 million of standby letters of credit issued on its behalf. The standby letters of credit are primarily related to the Company’s self-insured workers' compensation programs. This amount includes revocable standby letters of credit totaling $2.7 million for obligations of an affiliated party that may arise under workers' compensation claims. Letters of credit are not reflected on the Consolidated Statements of Financial Position.

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

Pork Antitrust Litigation
Beginning in June 2018, a series of putative class action complaints were filed against the Company, as well as several other pork-processing companies and a benchmarking service called Agri Stats, in the U.S. District Court for the District of Minnesota styled In re Pork Antitrust Litigation (the Pork Antitrust Litigation). Class Plaintiffs consist of Direct Purchaser Plaintiffs, Commercial and Institutional Indirect Purchaser Plaintiffs, and Consumer Indirect Purchaser Plaintiffs. The Class Plaintiffs allege, among other things, that beginning in January 2009, the defendants conspired and combined to fix, raise, maintain, and stabilize the price of pork and pork products—including through the use of Agri Stats—in violation of federal antitrust laws. The complaints on behalf of the putative classes of indirect purchasers also include causes of action under various state unfair competition laws, consumer protection laws, and unjust enrichment common laws. The plaintiffs seek treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees. Since the original filing, certain plaintiffs, including the Offices of the Attorney General in New Mexico and Alaska, have opted out of class treatment and are proceeding with individual direct actions making similar claims (Non-Class Direct-Action Plaintiffs), and others may do so in the future.

Although the Company strongly denies liability, continues to deny the allegations asserted by the Class Plaintiffs, and believes it has valid defenses, to avoid the uncertainty, risk, expense, and distraction of continued litigation involving the Class Plaintiffs, the Company executed settlement agreements providing for payments by the Company to the Direct Purchaser Plaintiffs of $4.9 million, the Commercial and Institutional Indirect Purchaser Plaintiffs of $2.4 million, and the Consumer Indirect Purchaser Plaintiffs of $4.5 million. The settlement amounts were recorded in Selling, General, and Administrative in the Consolidated Statements of Operations in the second quarter of fiscal 2024 and were paid during the second half of fiscal 2024.

The Company continues to defend against the claims of the Non-Class Direct-Action Plaintiffs. The Company has not recorded any liability for the non-class matters as it does not believe a loss is probable. The Company cannot reasonably estimate any reasonably possible loss. The Company believes that it has valid and meritorious defenses against the allegations.

Turkey Antitrust Litigation
Beginning in December 2019, a series of putative class action complaints were filed against the Company, as well as several other turkey-processing companies and a benchmarking service called Agri Stats, in the U.S. District Court for the Northern District of Illinois styled In re Turkey Antitrust Litigation. The plaintiffs allege, among other things, that from at least 2010 to 2017, the defendants conspired and combined to fix, raise, maintain, and stabilize the price of turkey products—including through the use of Agri Stats—in violation of federal antitrust laws. The complaints on behalf of the putative classes of indirect purchasers also include causes of action under various state unfair competition laws, consumer protection laws, and unjust enrichment common laws. The plaintiffs seek treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees. Since the original filing, certain direct-action plaintiffs have opted out of class treatment and are proceeding with individual direct actions making similar claims, and others may do so in the future. The Company has not recorded any liability for these matters as it does not believe a loss is probable. The Company cannot reasonably estimate any reasonably possible loss. The Company believes that it has valid and meritorious defenses against the allegations.

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

Tax Proceedings: Two current Company subsidiaries organized in Brazil, Clean Field Comércio de Produtos de Alimentícios LTDA and Omamori Indústria de Alimentos LTDA, the results of which are reported in the International segment, as well as one former subsidiary, Talis Distribuidora de Alimentos LTDA, received tax deficiency notices from the State of São Paulo Tax Authority Office alleging underpayment of ICMS and ICMS-ST taxes, which are similar to value added taxes, for multiple tax years. The subsidiaries have filed objections to appeal these tax deficiency notices, and the proceedings are in various stages of the administrative review process. Any adverse outcomes at the administrative level are expected to be eligible for further appeal through judicial processes. The Company has not recognized a loss relating to any of these assessments. The Company cannot at this time reasonably estimate any reasonably possible loss.

Note K
Leases

The Company has operating leases for manufacturing facilities, office space, warehouses, transportation equipment, as well as miscellaneous real estate and equipment contracts. Finance leases primarily include turkey growing facilities and an aircraft. The Company’s lessor portfolio consists primarily of immaterial operating leases of farmland to third parties.

Lease information included on the Consolidated Statements of Financial Position are:

In thousands	Location on Consolidated Statements of Financial Position	October 27, 2024	October 29, 2023
Right-of-Use Assets
Operating	Other Assets	$147,698	$131,920
Finance	Net Property, Plant, and Equipment	30,484	37,999
Total Right-of-Use Assets		$178,183	$169,919
Lease Liabilities
Current
Operating	Accrued Expenses	$32,068	$26,238
Finance	Current Maturities of Long-term Debt	7,383	8,597
Long-term
Operating	Other Long-term Liabilities	121,286	109,237
Finance	Long-term Debt Less Current Maturities	20,158	27,488
Total Lease Liabilities		$180,894	$171,560

Lease expenses are:

	Fiscal Year Ended
In thousands	October 27, 2024	October 29, 2023	October 30, 2022
Operating Lease Cost (1)	$42,200	$34,209	$25,702
Finance Lease Cost
Amortization of Right-of-Use Assets	7,562	7,594	7,965
Interest on Lease Liabilities	1,042	1,361	1,707
Variable Lease Cost (2)	390,032	511,906	463,439
Total Lease Cost	$440,836	$555,070	$498,813
(1)    Includes short-term lease costs, which are immaterial.
(2)    ASC 842 - Leases requires disclosure of payments related to agreements with an embedded lease that are not otherwise reflected on the Consolidated Statements of Financial Position. The Company’s variable lease costs primarily include inventory-related expenses, such as materials, labor, and overhead from manufacturing and service agreements that contain embedded leases. Variability of these costs is determined based on usage or output and may vary for other reasons such as changes in material prices.

The weighted-average remaining lease term and discount rate for lease liabilities included on the Consolidated Statements of Financial Position are:

	October 27, 2024	October 29, 2023
Weighted-average Remaining Lease Term
Operating Leases	6.1 years	6.0 years
Finance Leases	4.4 years	5.3 years
Weighted-average Discount Rate
Operating Leases	4.43%	4.43%
Finance Leases	3.27%	3.37%

Supplemental cash flow and other information related to leases for the fiscal year ended are:

In thousands	October 27, 2024	October 29, 2023	October 30, 2022
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating Cash Flows from Operating Leases	$35,619	$29,436	$24,098
Operating Cash Flows from Finance Leases	1,042	1,361	1,707
Financing Cash Flows from Finance Leases	8,599	8,407	8,491

Right-of-Use Assets obtained in exchange for new finance lease liabilities	55	19	—
Right-of-Use Assets obtained in exchange for new operating lease liabilities	48,294	84,087	19,646

The maturity of the Company’s lease liabilities as of October 27, 2024, are:

In thousands	Operating Leases	Finance Leases (1)	Total (2)
2025	$38,343	$8,126	$46,469
2026	34,674	5,691	40,364
2027	26,020	4,335	30,354
2028	17,481	10,542	28,023
2029	16,180	685	16,865
2030 and beyond	43,040	—	43,040
Total Lease Payments	$175,738	$29,377	$205,115
Less: Imputed Interest	22,385	1,836	24,222
Present Value of Lease Liabilities	$153,354	$27,541	$180,894
(1)    Over the life of the lease contracts, finance lease payments include $7.2 million related to purchase options which are reasonably certain of being exercised.
(2)    Lease payments exclude $36.0 million of legally binding minimum lease payments for leases signed but not yet commenced as of October 27, 2024.

Note L
Long-term Debt and Other Borrowing Arrangements

Long-term Debt consists of:

In thousands	October 27, 2024	October 29, 2023
Senior Unsecured Notes with Interest at 3.050% Interest Due Semi-annually through June 2051 Maturity Date	$600,000	$600,000
Senior Unsecured Notes with Interest at 1.800% Interest Due Semi-annually through June 2030 Maturity Date	1,000,000	1,000,000
Senior Unsecured Notes with Interest at 1.700% Interest Due Semi-annually through June 2028 Maturity Date	750,000	750,000
Senior Unsecured Notes with Interest at 4.800% Interest Due Semi-annually through March 2027 Maturity Date	500,000	—
Senior Unsecured Notes with Interest at 0.650% Interest Due Semi-annually through June 2024 Maturity Date	—	950,000
Unamortized Discount on Senior Notes	(6,687)	(7,016)
Unamortized Debt Issuance Costs	(15,628)	(16,278)
Interest Rate Swap Liabilities(1)	—	(7,451)
Finance Lease Liabilities(2)	27,541	36,085
Other Financing Arrangements	3,530	3,908
Total Debt	2,858,756	3,309,247
Less: Current Maturities of Long-term Debt	7,813	950,529
Long-term Debt Less Current Maturities	$2,850,944	$2,358,719
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

The unsecured revolving line of credit bears interest, at the Company’s election, at either a Base Rate plus margin of 0.0% to 0.150% or the Adjusted Term SOFR, Adjusted Daily Simple Risk-Free Rate (RFR) or Eurocurrency Rate plus margin of 0.575% to 1.150%. A variable fee of 0.050% to 0.100% is paid for the availability of this credit line. Extensions of credit under the facility may be made in the form of revolving loans, swingline loans, and letters of credit. The lending commitments under the agreement are scheduled to expire on May 6, 2026, at which time the Company will be required to pay in full all obligations then outstanding. As of October 27, 2024, and October 29, 2023, the Company had no outstanding borrowings from this facility.

Debt Covenants: The Company is required by certain covenants in its debt agreements to maintain specified levels of financial ratios and financial position. As of October 27, 2024, the Company was in compliance with all covenants.

Interest Payments: Total interest paid in the last three fiscal years is as follows:

In millions	Interest Payments
2024	$70.3
2023	57.1
2022	57.0

Note M
Stock-Based Compensation

The Company issues stock options, restricted stock units, restricted shares, and deferred stock units as part of its stock incentive plans for employees and nonemployee directors. Stock-based compensation expense for fiscal years 2024, 2023, and 2022, was $23.2 million, $24.1 million, and $24.9 million, respectively.

As of October 27, 2024, there was $15.4 million of total unrecognized compensation expense from stock-based compensation arrangements granted under the plans. This compensation is expected to be recognized over a weighted-average period of approximately 1.8 years. During fiscal years 2024, 2023, and 2022, cash received from stock option exercises was $40.7 million, $12.0 million, and $79.8 million, respectively.

Shares issued for option exercises, restricted stock units, restricted shares, and deferred stock units may be either authorized but unissued shares or shares of treasury stock. The number of shares available for future grants was 8.2 million at October 27, 2024, 10.1 million at October 29, 2023, and 11.1 million at October 30, 2022.

Stock Options: The Company’s policy is to grant options with the exercise price equal to the market price of the common stock on the date of grant. Options typically vest over four years and expire ten years after the date of the grant.

A reconciliation of the number of options outstanding and exercisable as of October 27, 2024, is:

	Shares (in thousands)	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Stock Options Outstanding at October 29, 2023	16,384	$37.61
Granted	1,757	31.46
Exercised	(1,827)	24.28
Forfeited	(61)	42.74
Expired	(259)	37.94
Stock Options Outstanding at October 27, 2024	15,994	$38.43	4.4	$5,547
Stock Options Exercisable at October 27, 2024	12,641	$38.51	3.3	$5,451

The weighted-average grant date fair value of stock options granted and the total intrinsic value of options exercised are:

	Fiscal Year Ended
In thousands, except per share amounts	October 27, 2024	October 29, 2023	October 30, 2022
Weighted-average Grant Date Fair Value	$5.95	$10.06	$7.09
Intrinsic Value of Exercised Options	16,259	6,350	109,745

The fair value of each option award is calculated on the date of grant using the Black-Scholes valuation model utilizing the following weighted-average assumptions:

	Fiscal Year Ended
	October 27, 2024	October 29, 2023	October 30, 2022
Risk-free Interest Rate	4.1%	3.5%	1.6%
Dividend Yield	3.6%	2.4%	2.4%
Stock Price Volatility	21.5%	21.1%	20.4%
Expected Option Life	7.5 years	7.4 years	7.5 years

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

Restricted Stock Units: Restricted stock units are valued equal to the market price of the common stock on the date of the grant and generally vest after three years. These awards accumulate dividend equivalents, which are provided as additional units and are subject to the same vesting requirements as the underlying grant. A reconciliation of the restricted stock units as of October 27, 2024, is:

	Shares (in thousands)	Weighted- average Grant Date Fair Value	Weighted-average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Restricted Stock Units Outstanding at October 29, 2023	723	$45.59
Granted	394	31.39
Dividend Equivalents	29	34.94
Vested	(245)	44.78
Forfeited	(18)	43.63
Restricted Stock Units Outstanding at October 27, 2024	882	$39.22	1.3	$27,391

The weighted-average grant date fair value of restricted stock units granted, the total fair value of restricted stock units granted, and the fair value of restricted stock units that have vested are:

	Fiscal Year Ended
In thousands, except per share amounts	October 27, 2024	October 29, 2023	October 30, 2022
Weighted-average Grant Date Fair Value	$31.39	$45.96	$44.14
Fair Value of Restricted Stock Units Granted	12,355	10,889	15,980
Fair Value of Restricted Stock Units Vested	10,988	8,466	1,893

Restricted Shares: Restricted shares awarded to nonemployee directors annually on February 1 are subject to a restricted period which expires the date of the Company’s next annual stockholders' meeting. Newly elected directors receive a prorated award of restricted shares of the Company's common stock, which expires on the date of the Company's second succeeding annual stockholders' meeting. A reconciliation of the restricted shares as of October 27, 2024, is:

	Shares (in thousands)	Weighted- average Grant Date Fair Value
Restricted Shares Outstanding at October 29, 2023	44	$44.14
Granted	54	30.89
Vested	(35)	45.34
Forfeited	(9)	34.44
Restricted Shares Outstanding at October 27, 2024	53	$31.51

The weighted-average grant date fair value of restricted shares granted, the total fair value of restricted shares granted, and the fair value of shares that have vested are:

	Fiscal Year Ended
In thousands, except per share amounts	October 27, 2024	October 29, 2023	October 30, 2022
Weighted-average Grant Date Fair Value	$30.89	$44.14	$47.11
Fair Value of Restricted Shares Granted	1,680	1,920	1,760
Fair Value of Restricted Shares Vested	1,600	1,760	1,760

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

During fiscal 2024, the Company granted 13 thousand units, credited dividend equivalents of 4 thousand units, and distributed 15 thousand units, which had a weighted-average fair value on the grant date of $33.22, $32.15, and $18.42 per share, respectively. As of October 27, 2024, 121 thousand units were outstanding, which had a weighted-average fair value on the grant date of $39.51 per share and an aggregate intrinsic fair value of $3.7 million.

Note N
Income Taxes

The components of the Provision for Income Taxes are as follows:

	Fiscal Year Ended
In thousands	October 27, 2024	October 29, 2023	October 30, 2022
Current
U.S. Federal	$110,928	$161,016	$67,638
State	17,002	20,166	20,054
Foreign	15,203	7,576	13,185
Total Current	143,133	188,758	100,877
Deferred
U.S. Federal	74,461	23,221	164,091
State	14,868	8,602	13,638
Foreign	(1,659)	(29)	(729)
Total Deferred	87,670	31,794	177,000
Total Provision for Income Taxes	$230,803	$220,552	$277,877

The Company has elected to treat global intangible low-taxed income (GILTI) as a period cost.

Deferred Income Taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred income tax liabilities and assets are as follows:

In thousands	October 27, 2024	October 29, 2023
Deferred Tax Liabilities
Goodwill and Intangible Assets	$(556,263)	$(477,282)
Tax over Book Depreciation and Basis Differences	(211,554)	(233,802)
Other, net	(39,618)	(33,105)
Deferred Tax Assets
Pension and Other Post-retirement Benefits	50,078	42,952
Employee Compensation Related Liabilities	70,339	65,958
Marketing and Promotional Accruals	9,833	16,972
Inventory	6,853	46,856
Other, net	84,733	75,562
Net Deferred Tax (Liabilities) Assets	$(585,599)	$(495,889)

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Fiscal Year Ended
	October 27, 2024	October 29, 2023	October 30, 2022
U.S. Statutory Rate	21.0%	21.0%	21.0%
State Taxes on Income, Net of Federal Tax Benefit	2.6	2.5	2.4
Stock-based Compensation	(0.1)	(0.1)	(1.5)
Foreign-derived Intangible Income Deduction	—	(1.3)	(0.4)
All Other, net	(1.2)	(0.3)	0.2
Effective Tax Rate	22.3%	21.8%	21.7%

As of October 27, 2024, the Company had $362.6 million of undistributed earnings from non-U.S. subsidiaries. The Company maintains all earnings as permanently reinvested. Accordingly, no additional income taxes have been provided for withholding tax, state tax, or other taxes.

Total income taxes paid during fiscal years 2024, 2023, and 2022 were $186.4 million, $205.0 million, and $93.1 million, respectively. Fiscal year 2024 included amounts paid for the purchase of federal transferable energy credits.

The changes in unrecognized tax benefits, excluding interest and penalties, for fiscal years 2024 and 2023 are as follows:

In thousands
Balance as of October 30, 2022	$19,520
Tax Positions Related to the Current Period
Increases	3,876
Tax Positions Related to Prior Periods
Increases	2,131
Decreases	(1,708)
Settlements	(811)
Decreases Related to a Lapse of Applicable Statute of Limitations	(3,881)
Balance as of October 29, 2023	$19,127
Tax Positions Related to the Current Period
Increases	3,151
Tax Positions Related to Prior Periods
Increases	1,449
Decreases	(443)
Settlements	(2,341)
Decreases Related to a Lapse of Applicable Statute of Limitations	(3,183)
Balance as of October 27, 2024	$17,760

Unrecognized tax benefits, including interest and penalties, are recorded in Other Long-term Liabilities on the Consolidated Statements of Financial Position. If recognized as of October 27, 2024, these benefits would impact the Company’s effective tax rate by $15.9 million compared to $17.0 million as of October 29, 2023. The Company includes accrued interest and penalties related to uncertain tax positions in Provision for Income Taxes, with immaterial expenses included during fiscal 2024, 2023, and 2022. The amount of accrued interest and penalties at October 27, 2024 and October 29, 2023, associated with unrecognized tax benefits was $2.3 million and $2.4 million, respectively.

Tax Examinations: The Company is regularly audited by federal, state, and foreign taxing authorities.

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

The Company is in various stages of audit by several state taxing authorities on a variety of fiscal years, as far back as 2015. While it is reasonably possible that one or more of these audits may be completed within the next 12 months and the related unrecognized tax benefits may change based on the status of the examinations, as of October 27, 2024, it was not possible to reasonably estimate the effect of any amount of such change to previously recorded uncertain tax positions.

The Company is subject to various examinations by foreign tax authorities. With limited exceptions, the Company is no longer subject to foreign tax examinations for fiscal years prior to 2018 for material jurisdictions.

Tax Legislation: The Inflation Reduction Act of 2022 (IRA) was signed into law on August 16, 2022. The IRA made several changes to the U.S. tax code, including a 15% corporate minimum tax which applied to the Company beginning in fiscal year 2024 and did not have a material impact on the provision for income taxes or financial statements. The Organization for Economic Co-operation and Development created a Pillar Two Framework, which generally provides for a minimum effective tax rate of 15%. The Company is evaluating the potential impact on future fiscal periods, pending legislative adoption by individual countries.

Note O
Earnings Per Share Data

The reported net earnings attributable to the Company were used when computing basic and diluted earnings per share. Diluted earnings per share was calculated using the treasury stock method. The shares used as the denominator for those computations are as follows:

	Fiscal Year Ended
In thousands	October 27, 2024	October 29, 2023	October 30, 2022
Basic Weighted-average Shares Outstanding	548,129	546,421	544,918
Dilutive Potential Common Shares	703	2,562	4,648
Diluted Weighted-average Shares Outstanding	548,832	548,982	549,566

Antidilutive Potential Common Shares	17,878	6,834	1,915

Note P
Segment Reporting

The Company develops, processes, and distributes a wide array of food products in a variety of markets. The Company reports its results in the following three segments: Retail, Foodservice, and International, which are consistent with how the Company’s chief operating decision maker (CODM) assesses performance and allocates resources.

The Retail segment consists primarily of the processing, marketing, and sale of food products sold predominantly in the retail market in the United States. This segment also includes the results from the Company’s MegaMex Foods, LLC joint venture.

The Foodservice segment consists primarily of the processing, marketing, and sale of food products for foodservice, convenience store, and commercial customers located in the United States.

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

The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets. Therefore, the Company does not represent that these segments, if operated independently, would report the profit and other financial information shown below. The Company’s CODM reviews assets at a consolidated level and does not use assets by segment to evaluate performance or allocate resources. Therefore, the Company does not disclose assets by segment.

In thousands	Fiscal Year Ended
	October 27, 2024	October 29, 2023	October 30, 2022
Net Sales
Retail	$7,374,149	$7,749,039	$7,987,598
Foodservice	3,845,118	3,639,492	3,691,408
International	701,529	721,479	779,799
Total Net Sales	$11,920,797	$12,110,010	$12,458,806
Segment Profit
Retail	$562,768	$577,690	$721,832
Foodservice	596,292	595,682	547,686
International	92,084	55,234	107,642
Total Segment Profit	$1,251,144	$1,228,606	$1,377,161
Net Unallocated Expense	215,304	214,482	99,297
Noncontrolling Interest	(407)	(653)	239
Earnings Before Income Taxes	$1,035,434	$1,013,472	$1,278,103
Depreciation and Amortization
Retail	$140,103	$145,690	$135,824
Foodservice	78,949	74,370	69,577
International	19,151	15,627	16,072
Corporate	19,553	17,623	14,413
Total Depreciation and Amortization	$257,756	$253,311	$235,885

The Company’s products primarily consist of meat and other food products. Total revenue contributed by classes of similar products are:

	Fiscal Year Ended
In thousands	October 27, 2024	October 29, 2023	October 30, 2022
Perishable	$8,548,802	$8,511,795	$8,737,486
Shelf-stable	3,371,995	3,598,215	3,721,320
Total Net Sales	$11,920,797	$12,110,010	$12,458,806

Perishable includes fresh meats, frozen items, refrigerated meal solutions, bacon, sausages, hams, guacamole, and other items that require refrigeration. Shelf-stable includes canned luncheon meats, nut butters, snack nuts, chili, shelf-stable microwaveable meals, hash, stews, tortillas, salsas, tortilla chips, nutritional food supplements, and other items that do not require refrigeration.

The Company has a global presence selling its products in all 50 U.S. states as well as several major international markets. No individual foreign country is material to the consolidated results. Additionally, the Company’s long-lived assets located in foreign countries are not significant. Total net sales attributed to the U.S. and all foreign countries in total are:

	Fiscal Year Ended
In thousands	October 27, 2024	October 29, 2023	October 30, 2022
U.S.	$11,283,978	$11,515,094	$11,776,883
Foreign	636,819	594,915	681,923
Total Net Sales	$11,920,797	$12,110,010	$12,458,806

Sales to Walmart Inc. and its subsidiaries (Walmart) represented 15.6% or $2.0 billion, 15.5% or $2.0 billion, and 15.6% or $2.1 billion of the Company’s consolidated gross sales less returns and allowances in fiscal 2024, 2023, and 2022, respectively. Walmart is a customer for the Company’s Retail and International segments.

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

Internal Control over Financial Reporting

Management’s report on the Company’s internal control over financial reporting is included on page 32 of this report. The report of the Company’s independent registered public accounting firm related to their assessment of the effectiveness of internal control over financial reporting is included on page 33 of this report.

The Company is in the midst of a multi-year transformation project to achieve better analytics, customer service and process efficiencies through the use of Oracle Cloud Solutions. During the fourth quarter of fiscal 2024, the Company began implementing the order-to-cash phase at certain business locations. Additional implementations will continue over the next several years. Emphasis has been on the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities throughout each development and deployment phase.

With the exception of the order-to-cash implementation described above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) through the fourth quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  OTHER INFORMATION

During the fiscal quarter ended October 27, 2024, no director or officer of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as the terms are defined in Item 408(a) of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information under “Item 1 – Election of Directors”, “Board Independence”, “Delinquent Section 16(a) Reports”, “Board of Director Meetings”, “Board Committees”, and “Insider Trading Policy, including Stock Hedging and Pledging Policies” in the definitive proxy statement for the Annual Meeting of Stockholders to be held January 28, 2025, is incorporated herein by reference.

Information concerning Executive Officers is set forth in Part I of this Annual Report on Form 10-K, pursuant to Instruction to Item 401 of Regulation S-K.

The Company has adopted a Code of Ethical Business Conduct in compliance with applicable rules of the Securities and Exchange Commission that applies to its principal executive officer, its principal financial officer, and its principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethical Business Conduct is available on the Company’s website at www.hormelfoods.com, free of charge, under the caption, “Investors – Governance – Documents.” The Company intends to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethical Business Conduct by posting such information on the Company’s website at the address and location specified above.

Item 11.  EXECUTIVE COMPENSATION

Information commencing with “Executive Compensation” through "Pay Versus Performance Disclosure”, and information under “Compensation of Directors” and “Equity Grant Timing” in the definitive proxy statement for the Annual Meeting of Stockholders to be held January 28, 2025, is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the Company’s equity compensation plans as of October 27, 2024, is presented below:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	17,049,227	38.43	8,208,947
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	17,049,227	38.43	8,208,947
(1)    Includes 15,993,513 stock options, 881,874 restricted stock units, 53,312 restricted shares and 120,528 deferred stock units.
(2)    Only includes the weighted-average exercise price of outstanding stock options.

Information under “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the definitive proxy statement for the Annual Meeting of Stockholders to be held January 28, 2025, is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information under “Related Party Transactions” and “Board Independence” in the definitive proxy statement for the Annual Meeting of Stockholders to be held January 28, 2025, is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information under “Independent Registered Public Accounting Firm Fees” and “Audit Committee Preapproval Policies and Procedures” in the definitive proxy statement for the Annual Meeting of Stockholders to be held January 28, 2025, is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Hormel Foods Corporation for the fiscal year ended October 27, 2024, are filed as part of this report:

Consolidated Statements of Operations – Fiscal Years Ended October 27, 2024, October 29, 2023, and October 30, 2022.

Consolidated Statements of Comprehensive Income – Fiscal Years Ended October 27, 2024, October 29, 2023, and October 30, 2022.

Consolidated Statements of Financial Position – October 27, 2024 and October 29, 2023.

Consolidated Statements of Changes in Shareholders’ Investment – Fiscal Years Ended October 27, 2024, October 29, 2023, and October 30, 2022.

Consolidated Statements of Cash Flows – Fiscal Years Ended October 27, 2024, October 29, 2023, and October 30, 2022.

Notes to the Consolidated Financial Statements

Report of Management

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)

FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statement schedule of Hormel Foods Corporation required is submitted herewith:

Schedule II – Valuation and Qualifying Accounts and Reserves – Fiscal Years Ended October 27, 2024, October 29, 2023, and October 30, 2022.

HORMEL FOODS CORPORATION
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
In thousands

		Additions/(Benefits)
Classification	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts (Describe)	Deductions (Describe)		Balance at End of Period
Valuation reserve deduction from assets account:
Fiscal year ended October 27, 2024 Allowance for doubtful accounts receivable	$3,557	$286	$—	$337	(1)	$3,712
				(206)	(2)
Fiscal year ended October 29, 2023 Allowance for doubtful accounts receivable	$3,507	$289	$—	$275	(1)	$3,557
				(36)	(2)
Fiscal year ended October 30, 2022 Allowance for doubtful accounts receivable	$4,033	$(646)	$—	$31	(1)	$3,507
				(151)	(2)
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
3.1(1)
Restated Certificate of Incorporation as amended January 31, 2024. (Incorporated by reference to Exhibit 3.1 to Hormel’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2024, File No. 001-02402.)

3.2(1)	Bylaws as amended to date. (Incorporated by reference to Exhibit 3(ii) to Hormel’s Current Report on Form 8-K dated May 21, 2018, File No. 001-02402.)

4.1(1)	Description of Capital Stock. (Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2019, File No. 001-02402.)

4.2(1)
Indenture dated as of April 1, 2011, between the Company and U.S. Bank National Association. (Incorporated by reference to Exhibit 4.3 to Hormel’s Registration Statement on Form S-3 filed on April 4, 2011, File No. 333-173284.)

4.3(1)	Form of 1.800% Notes due June 11, 2030. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 4, 2020, File No. 001-02402.)

4.4(1)	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of holders of certain long-term debt are not filed. Hormel agrees to furnish copies thereof to the Securities and Exchange Commission upon request.

4.5(1)	Form of 1.700% Notes due 2028 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 3, 2021, File No. 001-02402.)

4.6(1)	Form of 3.050% Notes due 2051 (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated June 3, 2021, File No. 001-02402.)

4.7(1)	Form of 4.800% Notes Due March 30, 2027. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 5, 2024, File No. 001-02402.)

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

NUMBER	DESCRIPTION OF DOCUMENT

10.11(1)(3)	Hormel Foods Corporation 2018 Incentive Compensation Plan. (Incorporated by reference to Appendix A to Hormel’s Definitive Proxy Statement filed on December 20, 2017, File No. 001-02402.)

10.12(1)(3)
Hormel Foods Corporation Restricted Stock Award Agreement Under the 2018 Incentive Compensation Plan (Non-Employee Directors). (Incorporated by reference to Exhibit 10.1 to Hormel’s Current Report on Form 8-K dated January 30, 2018, File No. 001-02402.)

10.13(1)(3)
Hormel Foods Corporation Stock Option Agreement Under the 2018 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.2 to Hormel’s Current Report on Form 8-K dated January 30, 2018, File No. 001-02402.)

10.14(1)(3)
Hormel Foods Corporation Restricted Stock Unit Agreement Under the 2018 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.15 to Hormel’s Annual Report on Form 10-K for the fiscal year ended October 27, 2019, File No. 001-02402.)

10.15(1)
First Amendment to the Credit Agreement, dated as of April 17, 2023, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and the lenders identified on the signature pages thereof. (Incorporated by reference to Exhibit 10.1 to Hormel’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2023, File No. 001-02402.)

10.16(1)(3)
Hormel Foods Corporation Long-Term Incentive Plan Award Agreement Under the 2018 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.1 to Hormel’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2024, File No. 001-02402.)

10.17(1)(3)
Hormel Foods Corporation Stock Option Agreement Under the 2018 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.2 to Hormel’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2024, File No. 001-02402.)

10.18(1)(3)
Hormel Foods Corporation Restricted Stock Unit Agreement Under the 2018 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.3 to Hormel’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2024, File No. 001-02402.)

19(2)	Hormel Foods Corporation Insider Trading Policy.

21.1(2)	Subsidiaries of the Registrant.

23.1(2)	Consent of Independent Registered Public Accounting Firm.

24.1(2)	Power of Attorney.

31.1(2)	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(2)	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(2)	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1(1)
Hormel Foods Corporation Compensation Recovery Policy. (Incorporated by reference to Exhibit 97.1 to Hormel’s Annual Report on Form 10-K for the fiscal year ended October 29, 2023, File No. 001-02402.)

101(2)
The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended October 27, 2024, formatted in Inline XBRL: (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Investment, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104(2)	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended October 27, 2024, formatted in Inline XBRL (included as Exhibit 101).

(1)	Document has previously been filed with the Securities and Exchange Commission and is incorporated herein by reference.
(2)	These exhibits transmitted via EDGAR.
(3)	Management contract or compensatory plan or arrangement.

Item 16.  FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORMEL FOODS CORPORATION

By:	/s/ JAMES P. SNEE	December 5, 2024
	JAMES P. SNEE	Date
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JAMES P. SNEE	Chairman of the Board, President and Chief Executive Officer	December 5, 2024
JAMES P. SNEE	(Principal Executive Officer)

/s/ JACINTH C. SMILEY	Executive Vice President and Chief Financial Officer	December 5, 2024
JACINTH C. SMILEY	(Principal Financial Officer)

/s/ PAUL R. KUEHNEMAN	Vice President and Controller	December 5, 2024
PAUL R. KUEHNEMAN	(Principal Accounting Officer)

/s/ PRAMA BHATT*	Director	December 5, 2024
PRAMA BHATT

/s/ GARY C. BHOJWANI*	Director	December 5, 2024
GARY C. BHOJWANI

/s/ STEPHEN M. LACY*	Director	December 5, 2024
STEPHEN M. LACY

/s/ ELSA A. MURANO*	Director	December 5, 2024
ELSA A. MURANO

/s/ WILLIAM A. NEWLANDS*	Director	December 5, 2024
WILLIAM A. NEWLANDS

/s/ CHRISTOPHER J. POLICINSKI*	Director	December 5, 2024
CHRISTOPHER J. POLICINSKI

/s/ DEBBRA L. SCHONEMAN*	Director	December 5, 2024
DEBBRA L. SCHONEMAN

/s/ SALLY J. SMITH*	Director	December 5, 2024
SALLY J. SMITH

/s/ STEVEN A. WHITE*	Director	December 5, 2024
STEVEN A. WHITE

/s/ MICHAEL P. ZECHMEISTER*	Director	December 5, 2024
MICHAEL P. ZECHMEISTER

*By: /s/ PAUL R. KUEHNEMAN		December 5, 2024
PAUL R. KUEHNEMAN
as Attorney-In-Fact