Form 10-Q
period 2025-01-26
HORMEL FOODS CORP /DE/
filed 2025-02-27
CIK 48465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 26, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 23, 2025
Common Stock	$0.01465	par value	549,912,501
Common Stock Nonvoting	$0.01	par value	0

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Quarter Ended
In thousands, except per share amounts	January 26, 2025	January 28, 2024
Net Sales	$2,988,813	$2,996,911
Cost of Products Sold	2,513,581	2,488,178
Gross Profit	475,232	508,733
Selling, General, and Administrative	263,013	240,386
Equity in Earnings of Affiliates	16,111	16,091
Operating Income	228,330	284,438
Interest and Investment Income	9,204	19,434
Interest Expense	19,462	18,326
Earnings Before Income Taxes	218,073	285,547
Provision for Income Taxes	47,543	66,818
Net Earnings	170,530	218,729
Less: Net Earnings (Loss) Attributable to Noncontrolling Interest	(45)	(134)
Net Earnings Attributable to Hormel Foods Corporation	$170,575	$218,863

Net Earnings Per Share
Basic	$0.31	$0.40
Diluted	$0.31	$0.40

Weighted-average Shares Outstanding
Basic	549,460	547,020
Diluted	549,854	547,920

See Notes to the Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

	Quarter Ended
In thousands	January 26, 2025	January 28, 2024
Net Earnings	$170,530	$218,729
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(27,078)	11,459
Pension and Other Benefits	2,366	2,129
Derivatives and Hedging	15,862	5,206
Equity Method Investments	473	2,884
Total Other Comprehensive Income (Loss)	(8,377)	21,678
Comprehensive Income	162,153	240,407
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	(490)	75
Comprehensive Income Attributable to Hormel Foods Corporation	$162,643	$240,332

See Notes to the Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Unaudited

In thousands, except share and per share amounts	January 26, 2025	October 27, 2024
Assets
Cash and Cash Equivalents	$840,398	$741,881
Short-term Marketable Securities	26,016	24,742
Accounts Receivable (Net of Allowance for Doubtful Accounts of $3,703 at January 26, 2025, and $3,712 at October 27, 2024)	767,804	817,908
Inventories	1,516,716	1,576,300
Taxes Receivable	50,747	50,380
Prepaid Expenses and Other Current Assets	64,386	35,265
Total Current Assets	3,266,068	3,246,476
Goodwill	4,916,874	4,923,487
Intangible Assets	1,727,655	1,732,705
Pension Assets	201,350	205,964
Investments in Affiliates	710,433	719,481
Other Assets	406,315	411,889
Property, Plant, and Equipment
Land	73,291	75,159
Buildings	1,480,204	1,503,519
Equipment	2,900,493	2,905,058
Construction in Progress	270,214	228,726
Less: Allowance for Depreciation	(2,549,414)	(2,517,734)
Net Property, Plant, and Equipment	2,174,789	2,194,728
Total Assets	$13,403,483	$13,434,729
Liabilities and Shareholders’ Investment
Accounts Payable	$709,190	$735,604
Accrued Expenses	63,833	66,380
Accrued Marketing Expenses	138,674	108,156
Employee-related Expenses	230,037	283,490
Interest and Dividends Payable	173,889	175,941
Taxes Payable	8,999	21,916
Current Maturities of Long-term Debt	7,187	7,813
Total Current Liabilities	1,331,810	1,399,299
Long-term Debt Less Current Maturities	2,850,206	2,850,944
Pension and Post-retirement Benefits	382,022	379,891
Deferred Income Taxes	594,788	589,366
Other Long-term Liabilities	206,216	211,219
Shareholders’ Investment
Preferred Stock, Par Value $0.01 a Share — Authorized 160,000,000 Shares; Issued — None	—	—
Common Stock, Nonvoting, Par Value $0.01 a Share — Authorized 400,000,000 Shares; Issued — None	—	—
Common Stock, Par Value $0.01465 a Share — Authorized 1,600,000,000 Shares; Shares Issued as of January 26, 2025: 549,785,483 Shares Issued as of October 27, 2024: 548,605,305	8,054	8,037
Additional Paid-in Capital	602,887	571,178
Accumulated Other Comprehensive Loss	(271,263)	(263,331)
Retained Earnings	7,688,663	7,677,537
Hormel Foods Corporation Shareholders’ Investment	8,028,342	7,993,420
Noncontrolling Interest	10,101	10,590
Total Shareholders’ Investment	8,038,442	8,004,011
Total Liabilities and Shareholders’ Investment	$13,403,483	$13,434,729

See Notes to the Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT
Unaudited

	Quarter Ended January 28, 2024
		Hormel Foods Corporation Shareholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
In thousands, except per share amounts	Shares	Amount	Shares	Amount
Balance at October 29, 2023	546,599	$8,007	—	$—	$506,179	$7,492,952	$(272,252)	$4,100	$7,738,985
Net Earnings (Loss)						218,863		(134)	218,729
Other Comprehensive Income (Loss)							21,469	209	21,678
Contribution from Noncontrolling Interest								280	280
Stock-based Compensation Expense					4,444				4,444
Exercise of Stock Options/Restricted Shares	997	14			18,883				18,898
Declared Dividends – $0.2825 per Share					209	(154,658)			(154,449)
Balance at January 28, 2024	547,596	$8,021	—	$—	$529,715	$7,557,157	$(250,783)	$4,455	$7,848,566

	Quarter Ended January 26, 2025
		Hormel Foods Corporation Shareholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
In thousands, except per share amounts	Shares	Amount	Shares	Amount
Balance at October 27, 2024	548,605	$8,037	—	$—	$571,178	$7,677,537	$(263,331)	$10,590	$8,004,011
Net Earnings (Loss)						170,575		(45)	170,530
Other Comprehensive Income (Loss)							(7,932)	(445)	(8,377)
Stock-based Compensation Expense					5,454				5,454
Exercise of Stock Options/Restricted Shares	1,180	17			25,980				25,997
Declared Dividends – $0.2900 per Share					275	(159,448)			(159,173)
Balance at January 26, 2025	549,785	$8,054	—	$—	$602,887	$7,688,663	$(271,263)	$10,101	$8,038,442

See Notes to the Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	Quarter Ended
In thousands	January 26, 2025	January 28, 2024
Operating Activities
Net Earnings	$170,530	$218,729
Adjustments to Reconcile to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	65,872	64,067
Equity in Earnings of Affiliates	(16,111)	(16,091)
Distributions Received from Equity Method Investees	19,894	15,731
Provision for Deferred Income Taxes	(70)	(179)
Non-cash Investment Activities	(2,547)	(12,612)
Stock-based Compensation Expense	5,454	4,444
Loss (Gain) on Sale of Business	10,800	—
Operating Lease Cost	9,580	8,675
Other Non-cash, Net	1,140	5,814
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Accounts Receivable	57,194	68,094
Decrease (Increase) in Inventories	55,606	103,894
Decrease (Increase) in Prepaid Expenses and Other Assets	(8,101)	1,533
Increase (Decrease) in Pension and Post-retirement Benefits	10,167	10,756
Increase (Decrease) in Accounts Payable and Accrued Expenses	(56,325)	(132,229)
Increase (Decrease) in Net Income Taxes Payable	(13,877)	63,353
Net Cash Provided by (Used in) Operating Activities	309,206	403,980
Investing Activities
Net Sale (Purchase) of Securities	(1,387)	(964)
Proceeds from Sale of Business	13,643	—
Purchases of Property, Plant, and Equipment	(72,167)	(47,210)
Proceeds from Sales of Property, Plant, and Equipment	35	8
Proceeds from (Purchases of) Affiliates and Other Investments	(1,393)	—
Proceeds from Company-owned Life Insurance	936	11
Net Cash Provided by (Used in) Investing Activities	(60,333)	(48,154)
Financing Activities
Repayments of Long-term Debt and Finance Leases	(2,202)	(2,249)
Dividends Paid on Common Stock	(154,980)	(150,294)
Proceeds from Exercise of Stock Options	14,120	18,898
Proceeds from Noncontrolling Interest	—	280
Net Cash Provided by (Used in) Financing Activities	(143,063)	(133,365)
Effect of Exchange Rate Changes on Cash	(7,294)	4,218
Increase (Decrease) in Cash and Cash Equivalents	98,516	226,680
Cash and Cash Equivalents at Beginning of Year	741,881	736,532
Cash and Cash Equivalents at End of Period	$840,398	$963,212

Supplemental Non-cash Financing and Investing Activities:
Purchases of property, plant, and equipment included in accounts payable	$20,090	$6,576

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

These statements should be reviewed in conjunction with the consolidated financial statements and associated notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 27, 2024. The significant accounting policies used in preparing these interim consolidated financial statements are consistent with those described in Note A - Summary of Significant Accounting Policies to the consolidated financial statements in the Form 10-K. The Company has determined there have been no material changes in the Company’s significant accounting policies, including estimates and assumptions, as disclosed in its Annual Report on Form 10-K for the fiscal year ended October 27, 2024.

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

Accounting Changes and Recent Accounting Pronouncements:

New Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The update is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment, and allows the disclosure of additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The update is effective for the Company's fiscal year ending October 26, 2025, and interim periods for the fiscal year ending October 25, 2026. Early adoption is permitted and requires retrospective application to all prior periods presented in the financial statements. The Company is currently assessing the impact of adopting the updated provisions.

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The update is intended to enhance transparency and decision usefulness of income tax disclosures. This ASU updates income tax disclosure requirements by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. The update is effective for the Company's fiscal year ending October 25, 2026. The Company is currently assessing the impact of adopting the updated provisions.

In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new guidance is intended to provide investors more detailed disclosures around specific types of expenses. The new disclosures require certain details for expenses presented on the face of the Consolidated Statements of Operations as well as selling expenses to be presented in the notes to the financial statements. The guidance is effective for the Company's annual period ending October 29, 2028, and interim periods for the fiscal year ending October 28, 2029. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Company is currently assessing the impact of adopting the updated provisions.

Recently issued accounting standards or pronouncements not disclosed have been excluded as they are currently not relevant to the Company.

NOTE B - ACQUISITIONS AND DIVESTITURES

Divestitures: On October 18, 2024, the Company sold its equity interests in Hormel Health Labs, LLC (Hormel Health Labs) and related assets to Lyons Health Labs Holdco, LLC for $24.5 million. The divestiture resulted in a pre-tax gain of $3.9 million, net of transaction costs, which was recognized in Selling, General, and Administrative. Results of operations for Hormel Health Labs were reflected within the Foodservice segment through the date of divestiture.

On November 18, 2024, the Company sold its equity interests in a non-core sow operation, Mountain Prairie, LLC, and related assets to Chaparral Ranches, LLC for $13.6 million. The divestiture resulted in a pre-tax loss of $11.3 million, including transaction costs, which was recognized in Selling, General, and Administrative. Results of operations were primarily reflected within the Retail segment through the date of divestiture.

NOTE C - GOODWILL AND INTANGIBLE ASSETS

Goodwill: The change in the carrying amount of goodwill for the three months ended January 26, 2025, is:

In thousands	Retail	Foodservice	International	Total
Balance at October 27, 2024	$2,916,796	$1,748,355	$258,336	$4,923,487
Foreign Currency Translation	—	—	(6,612)	(6,612)
Balance at January 26, 2025	$2,916,796	$1,748,355	$251,724	$4,916,874

Intangible Assets: The intangible assets by type are:

	January 26, 2025			October 27, 2024
In thousands	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived Intangible Assets
Customer Relationships	$143,139	$(70,991)	$72,148	$168,239	$(93,536)	$74,703
Other Definite-lived Intangibles	59,241	(21,170)	38,071	59,241	(20,107)	39,134
Trade Names/Trademarks	6,210	(6,210)	—	6,210	(5,996)	214
Foreign Currency Translation	—	(4,588)	(4,588)	—	(4,458)	(4,458)
Total Definite-lived Intangible Assets	$208,590	$(102,959)	$105,631	$233,690	$(124,097)	$109,593
Indefinite-lived Intangible Assets
Brands/Trade Names/Trademarks			$1,629,582			$1,629,582
Other Indefinite-lived Intangibles			184			184
Foreign Currency Translation			(7,743)			(6,655)
Total Indefinite-lived Intangible Assets			1,622,024			1,623,112
Total Intangible Assets			$1,727,655			$1,732,705

Amortization expense on intangible assets is as follows:

	Quarter Ended
In thousands	January 26, 2025	January 28, 2024
Amortization Expense	$3,830	$4,463

Estimated annual amortization expense on intangible assets for the five fiscal years after October 27, 2024, is as follows:

In thousands	Amortization Expense
2025	$14,624
2026	14,169
2027	13,927
2028	12,972
2029	11,504

NOTE D - INVESTMENTS IN AFFILIATES

Equity in Earnings of Affiliates consists of:

		Quarter Ended
In thousands	% Owned	January 26, 2025	January 28, 2024
MegaMex Foods, LLC(1)	50%	$9,303	$8,091
Other Equity Method Investments(2)	Various (25-45%)	6,808	8,000
Total Equity in Earnings of Affiliates		$16,111	$16,091
(1)    MegaMex Foods, LLC is reflected in the Retail segment.
(2)    Other Equity Method Investments are primarily reflected in the International segment but also include corporate venturing investments.

Distributions received from equity method investees consists of:

	Quarter Ended
In thousands	January 26, 2025	January 28, 2024
Dividends	$19,894	$15,731

The Company recognized basis differences of $324.8 million upon the purchase of a minority interest in PT Garudafood Putra Putri Jaya Tbk (Garudafood) and $21.3 million associated with the formation of MegaMex Foods, LLC. As of January 26, 2025, basis differences of $307.8 million, which includes the impact of foreign currency translation, and $8.2 million were remaining for Garudafood and MegaMex Foods, LLC, respectively. The basis differences associated with definite-lived assets are being amortized through Equity in Earnings of Affiliates over the associated useful lives. Based on quoted market prices, the fair value of the common stock held in Garudafood was $273.1 million as of January 24, 2025.

NOTE E - INVENTORIES

Principal components of inventories are:

In thousands	January 26, 2025	October 27, 2024
Finished Products	$842,802	$881,295
Raw Materials and Work-in-Process	406,911	427,834
Operating Supplies	144,939	147,333
Maintenance Materials and Parts	122,064	119,837
Total Inventories	$1,516,716	$1,576,300

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

Fair Value Commodity Hedges: The Company designates the futures it uses to minimize the price risk assumed when fixed forward priced contracts are offered to the Company’s lean hog and grain suppliers as fair value hedges. The programs are intended to make the forward priced commodities cost nearly the same as cash market purchases at the date of delivery. Changes in the fair value of the futures contracts and the gain or loss on the hedged purchase commitment are marked-to-market through earnings and recorded as a Current Asset and Current Liability, respectively. Gains or losses related to these fair value hedges are recognized through Cost of Products Sold in the periods in which the hedged transactions affect earnings.

Cash Flow Interest Rate Hedges: In the second quarter of fiscal 2021, the Company designated two separate interest rate locks as cash flow hedges to manage interest rate risk associated with anticipated debt transactions. The total notional amount of the Company’s locks was $1.25 billion. In the third quarter of fiscal 2021, the associated unsecured senior notes were issued with a tenor of seven and thirty years and both locks were lifted (See Note K - Long-term Debt and Other Borrowing Arrangements). Mark-to-market gains and losses on these instruments were deferred as a component of AOCL. The resulting gain in AOCL is reclassified to Interest Expense in the period in which the hedged transactions affect earnings.

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

Other Derivatives: The Company holds certain futures and swap contracts to manage the Company’s exposure to fluctuations in grain and pork commodity markets for which it has not applied hedge accounting. Activity related to derivatives not designated for hedge accounting was immaterial to the consolidated financial statements during the quarters ended January 26, 2025, and January 28, 2024.

Volume: The Company’s outstanding contracts related to its commodity hedging programs include:

In millions	January 26, 2025		October 27, 2024
Corn	33.5	bushels	29.2	bushels
Lean Hogs	194.0	pounds	175.6	pounds
Natural Gas	3.2	MMBtu	4.2	MMBtu
Diesel Fuel	4.7	gallons	4.0	gallons

Fair Value of Derivatives: The gross fair values of the Company’s derivative instruments designated as hedges are:

	January 26, 2025		October 27, 2024
In thousands	Assets	Liabilities	Assets	Liabilities
Gross Fair Value of Commodity Contracts	$16,678	$(3,507)	$9,851	$(12,638)
Counterparty and Collateral Netting Offset(1)	(4,154)	3,507	(1,785)	12,638
Amounts Recognized on Consolidated Statements of Financial Position(2)	$12,524	$—	$8,066	$—
(1)    Per the terms of the Company's master netting arrangements, the gross fair value of the Company's commodity contracts was offset by the obligation to return net cash collateral of $0.6 million (including cash of $0.4 million and $0.3 million of realized loss) as of January 26, 2025 and the right to reclaim net cash collateral of $10.9 million (including cash of $26.5 million and $15.6 million of realized loss) as of October 27, 2024.
(2)    The Company's commodity contracts are reflected in Prepaid Expenses and Other Current Assets.

Fair Value Hedge - Assets (Liabilities): The carrying amount of the Company’s fair value hedged assets (liabilities) are:

In thousands	Location on Consolidated Statements of Financial Position	January 26, 2025	October 27, 2024
Commodity Contracts	Accounts Payable(1)	$2,217	$(2,902)
(1)    Represents the carrying amount of fair value hedged assets and liabilities, which are offset by other assets included in master netting arrangements described above.

Accumulated Other Comprehensive Loss Impact: As of January 26, 2025, the Company included in AOCL pre-tax hedging gains of $12.4 million on commodity contracts and gains of $11.3 million related to interest rate settled positions. The Company expects to recognize the majority of the gains on commodity contracts over the next twelve months. Gains on interest rate contracts offset the hedged interest payments over the tenor of the associated debt instruments.

The pre-tax gains (losses) recognized in AOCL related to the Company’s derivative instruments are:

	Quarter Ended
In thousands	January 26, 2025	January 28, 2024
Commodity Contracts	$19,134	$(5,613)
Excluded Component(1)	(87)	1,156
(1)    Represents the time value of commodity options excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in AOCL.

The pre-tax gains (losses) reclassified from AOCL into earnings related to the Company’s derivative instruments are:

	Location on Consolidated Statements of Operations	Quarter Ended
In thousands		January 26, 2025	January 28, 2024
Commodity Contracts	Cost of Products Sold	$(2,141)	$(11,601)
Interest Rate Contracts	Interest Expense	247	247

See Note H - Accumulated Other Comprehensive Loss for the after-tax impact of these gains or losses on Net Earnings.

Consolidated Statements of Operations Impact: The effect on the Consolidated Statements of Operations for pre-tax gains (losses) related to the Company’s derivative instruments are:

	Quarter Ended
In thousands	January 26, 2025	January 28, 2024
Net Earnings Attributable to Hormel Foods Corporation	$170,575	$218,863

Cash Flow Hedges - Commodity Contracts
Gain (Loss) Reclassified from AOCL	(2,141)	(11,601)
Amortization of Excluded Component from Options	(208)	(1,156)
Fair Value Hedges - Commodity Contracts
Gain (Loss) on Commodity Futures(1)	1,704	3,595
Total Gain (Loss) on Commodity Contracts(2)	(645)	(9,163)

Cash Flow Hedges - Interest Rate Contracts
Gain (Loss) Reclassified from AOCL	247	247
Fair Value Hedge - Interest Rate Contracts
Amortization of Loss Due to Discontinuance of Fair Value Hedge(3)	—	(3,125)
Total Gain (Loss) on Interest Rate Contracts(4)	247	(2,878)

Total Gain (Loss) Recognized in Earnings	$(398)	$(12,040)

(1)    Represents gains or losses on commodity contracts designated as fair value hedges that were closed during the quarters ended January 26, 2025, and January 28, 2024, which were offset by a corresponding gain or loss on the underlying hedged purchase commitment. Additional gains or losses related to changes in the fair value of open commodity contracts, along with the offsetting gain or loss on the hedged purchase commitment, are also marked-to-market through earnings with no impact on a net basis.
(2)    Total Gain (Loss) on Commodity Contracts is recognized in earnings through Cost of Products Sold.
(3)    Represents the fair value hedging adjustment amortized through earnings.
(4)    Total Gain (Loss) on Interest Rate Contracts is recognized in earnings through Interest Expense.

NOTE G - PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic cost of defined benefit plans consists of:

	Pension Benefits
	Quarter Ended
In thousands	January 26, 2025	January 28, 2024
Service Cost	$11,973	$9,053
Interest Cost	17,646	18,336
Expected Return on Plan Assets	(21,737)	(19,377)
Amortization of Prior Service Cost (Credit)	319	(221)
Recognized Actuarial Loss (Gain)	3,014	3,316
Net Periodic Cost	$11,215	$11,107

	Post-retirement Benefits
	Quarter Ended
In thousands	January 26, 2025	January 28, 2024
Service Cost	$42	$41
Interest Cost	2,480	2,896
Amortization of Prior Service Cost (Credit)	2	2
Recognized Actuarial Loss (Gain)	(40)	(317)
Net Periodic Cost	$2,484	$2,622

Non-service cost components of net pension and post-retirement benefit cost are presented within Interest and Investment Income.

NOTE H - ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of Accumulated Other Comprehensive Loss are as follows:

In thousands	Foreign Currency Translation	Pension & Other Benefits		Derivatives & Hedging		Equity Method Investments		Accumulated Other Comprehensive Loss
Balance at October 27, 2024	$(70,794)	$(187,325)		$1,991		$(7,204)		$(263,331)
Unrecognized Gains (Losses)	—			—
Gross	(26,634)	(119)		19,048		(930)		(8,635)
Tax Effect	—	—		(4,634)		—		(4,634)
Reclassification into Net Earnings	—	—		—				—
Gross	—	3,295	(1)	1,894	(2)	1,404	(3)	6,593
Tax Effect	—	(810)		(446)		—		(1,256)
Change Net of Tax	(26,634)	2,366		15,862		473		(7,932)
Balance at January 26, 2025	$(97,427)	$(184,959)		$17,853		$(6,730)		$(271,263)

(1)    Included in computation of net periodic cost. See Note G - Pension and Other Post-Retirement Benefits for additional information.
(2)    Included in Cost of Products Sold and Interest Expense. See Note F - Derivatives and Hedging for additional information.
(3)    Included in Equity in Earnings of Affiliates.

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

	Fair Value Measurements at January 26, 2025
In thousands	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Short-term Marketable Securities	$26,016	$5,299	$20,717	$—
Other Trading Securities	212,390	—	212,390	—
Commodity Derivatives	16,699	14,527	2,172	—
Total Assets at Fair Value	$255,105	$19,827	$235,279	$—
Liabilities at Fair Value
Deferred Compensation	$62,813	$—	$62,813	$—
Commodity Derivatives	3,544	3,348	197	—
Total Liabilities at Fair Value	$66,358	$3,348	$63,010	$—

	Fair Value Measurements at October 27, 2024
In thousands	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Short-term Marketable Securities	$24,742	$5,134	$19,608	$—
Other Trading Securities	209,729	—	209,729	—
Commodity Derivatives	9,890	9,575	314	—
Total Assets at Fair Value	$244,361	$14,710	$229,652	$—
Liabilities at Fair Value
Deferred Compensation	$62,101	$—	$62,101	$—
Commodity Derivatives	12,638	11,127	1,510	—
Total Liabilities at Fair Value	$74,738	$11,127	$63,611	$—

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

Deferred Compensation and Other Trading Securities: The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred compensation plans. These funds are managed by a third-party insurance policy, the values of which represent their cash surrender value based on the fair value of the underlying investments in the account. These policies are classified as Level 2. The majority of the funds held in the rabbi trust relate to supplemental executive retirement plans and are invested in fixed income investments. The declared rate on these investments is set based on a formula using the yield of the general account investment portfolio supporting the fund, as adjusted for expenses and other charges. The rate is guaranteed for one year at issue and may be reset annually on the policy anniversary, subject to a guaranteed minimum rate. Investments held by the rabbi trust generated gains of $2.7 million and $11.5 million for the quarters ended January 26, 2025 and January 28, 2024, respectively.

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

Commodity Derivatives: The Company’s commodity derivatives represent futures, swaps, and options contracts used in its hedging or other programs to offset price fluctuations associated with purchases of corn, natural gas, diesel fuel, lean hogs, and pork, and to minimize the price risk assumed when forward-priced contracts are offered to the Company’s commodity suppliers. The Company’s futures and options contracts for corn are traded on the Chicago Board of Trade, while futures contracts for lean hogs are traded on the Chicago Mercantile Exchange. These are active markets with quoted prices available, and these contracts are classified as Level 1. The Company holds natural gas, diesel fuel, and pork swap contracts that are over-the-counter instruments classified as Level 2. The value of the natural gas and diesel fuel swap contracts is calculated using quoted prices from the New York Mercantile Exchange, and the value of the pork swap contracts are calculated using a futures implied U.S. Department of Agriculture estimated pork cut-out value. All derivatives are reviewed for potential credit risk and risk of nonperformance. The net balance for commodity derivatives is included in Prepaid Expenses and Other Current Assets or Accounts Payable, as appropriate.

The Company’s financial assets and liabilities include cash and cash equivalents, accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value due to their short-term maturities. The Company does not carry its long-term debt at fair value on the Consolidated Statements of Financial Position. The fair value of long-term debt, utilizing discounted cash flows (Level 2), was $2.4 billion as of January 26, 2025, and $2.5 billion as of October 27, 2024. See Note K - Long-term Debt and Other Borrowing Arrangements for additional information.

The Company measures certain nonfinancial assets and liabilities including goodwill, intangible assets, and property, plant, and equipment at fair value on a nonrecurring basis. There were no material fair value remeasurements of nonfinancial assets or liabilities during the quarters ended January 26, 2025, and January 28, 2024.

NOTE J - COMMITMENTS AND CONTINGENCIES

There were no material changes outside the ordinary course of business during the quarter ended January 26, 2025, to the purchase commitments and other commitments and guarantees last disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 27, 2024.

Legal Proceedings: The Company is a party to various legal proceedings related to the ongoing operation of its business, including claims both by and against the Company. At any time, such proceedings typically involve claims related to product liability, labeling, contracts, antitrust regulations, intellectual property, competition laws, employment practices, or other actions brought by employees, customers, consumers, competitors, regulators, or suppliers. The Company establishes accruals for its potential exposure, as appropriate, for claims against the Company when losses become probable and reasonably estimable. However, future developments or settlements are uncertain and may require the Company to change such accruals as proceedings progress. Resolution of any currently known matter, either individually or in the aggregate, is not expected to have a material effect on the Company’s financial condition, results of operations, or liquidity.

Pork Antitrust Litigation
Beginning in June 2018, a series of class action complaints were filed against the Company, as well as several other pork-processing companies and a benchmarking service called Agri Stats, in the U.S. District Court for the District of Minnesota styled In re Pork Antitrust Litigation (the Pork Antitrust Litigation). The Class Plaintiffs alleged, among other things, that beginning in January 2009, the defendants conspired and combined to fix, raise, maintain, and stabilize the price of pork and pork products—including through the use of Agri Stats—in violation of federal antitrust laws. The plaintiffs seek treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees. Since the original filing, certain plaintiffs opted out of class treatment and are proceeding with individual direct actions making similar claims (Non-Class Direct-Action Plaintiffs), and others may do so in the future.

Although the Company strongly denies liability, continues to deny the allegations asserted, and believes it has valid defenses, to avoid the uncertainty, risk, expense, and distraction of continued litigation, the Company executed settlement agreements providing for payments by the Company to the Class Plaintiffs and one Non-Class Direct-Action Plaintiff. For the Class Plaintiffs, the total settlement amount of $11.8 million was recorded as Accrued Expenses on the Consolidated Statements of Financial Position in the second quarter of fiscal 2024 and was paid during the second half of fiscal 2024. For the Non-Class Direct-Action Plaintiff, the settlement amount of $0.2 million was recorded as Accrued Expenses on the Consolidated Statements of Financial Position in the first quarter of fiscal 2025 and is expected to be paid in fiscal 2025. All settlement amounts were recorded in Selling, General, and Administrative in the Consolidated Statements of Operations.

The Company continues to defend against the claims. Except as noted above, the Company has not recorded any liability for these matters as it does not believe a loss is probable. The Company cannot reasonably estimate any reasonably possible loss. The Company believes that it has valid and meritorious defenses against the allegations.

Turkey Antitrust Litigation
Beginning in December 2019, a series of class action complaints were filed against the Company, as well as several other turkey-processing companies and a benchmarking service called Agri Stats, in the U.S. District Court for the Northern District of Illinois styled In re Turkey Antitrust Litigation. The plaintiffs allege, among other things, that from at least 2010 to 2017, the defendants conspired and combined to fix, raise, maintain, and stabilize the price of turkey products—including through the use of Agri Stats—in violation of federal antitrust laws. The complaints on behalf of the classes of indirect purchasers also include causes of action under various state unfair competition laws, consumer protection laws, and unjust enrichment common laws. The plaintiffs seek treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees. Since the original filing, certain direct-action plaintiffs have opted out of class treatment and are proceeding with individual direct actions making similar claims, and others may do so in the future. The Company has not recorded any liability for these matters as it does not believe a loss is probable. The Company cannot reasonably estimate any reasonably possible loss. The Company believes that it has valid and meritorious defenses against the allegations.

Poultry Wages Antitrust Litigation
In December 2019, a putative class of non-supervisory production and maintenance employees at poultry-processing plants in the continental U.S. filed an amended consolidated class action complaint against Jennie-O Turkey Store, Inc. and various other poultry processing companies in the U.S. District Court for the District of Maryland styled Jien, et al. v. Perdue Farms, Inc., et al. (the Poultry Wages Antitrust Litigation). In the operative amended complaint filed in February 2022, the plaintiffs allege that, since 2000, the defendants directly and through wage surveys and a benchmarking service exchanged information regarding compensation in an effort to depress and fix wages and benefits for employees at poultry-processing plants, feed mills, and hatcheries in violation of federal antitrust laws. The complaint sought, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest, as well as declaratory and injunctive relief. In July 2022, the Court partially granted the Company’s motion to dismiss and dismissed plaintiffs’ per se wage-fixing claim as to the Company.

Although the Company strongly denies liability, continues to deny the allegations asserted by the plaintiffs, and believes it has valid defenses, to avoid the uncertainty, risk, expense, and distraction of continued litigation, the Company executed a settlement agreement with the plaintiffs on August 20, 2024, to settle this matter for the payment of $3.5 million. The Company recorded the agreed-upon settlement amount as Accrued Expenses on the Consolidated Statements of Financial Position and in Selling, General, and Administrative in the Consolidated Statements of Operations for the third quarter of fiscal 2024. The Company expects to pay the agreed-upon settlement in the second quarter of fiscal 2025.

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

Although the Company strongly denies liability, continues to deny the allegations asserted by the plaintiffs, and believes it has valid defenses, to avoid the uncertainty, risk, expense, and distraction of continued litigation, the Company executed a settlement agreement with the plaintiffs on August 20, 2024, agreeing to pay $13.5 million and provide certain data and information. The Company recorded the agreed-upon settlement amount as Accrued Expenses on the Consolidated Statements of Financial Position and in Selling, General, and Administrative in the Consolidated Statements of Operations for the third quarter of fiscal 2024. The settlement has been approved by the Court and was paid in February 2025, subsequent to the end of the first quarter.

Tax Proceedings: Two current Company subsidiaries organized in Brazil, Clean Field Comércio de Produtos de Alimentícios LTDA and Omamori Indústria de Alimentos LTDA, along with a former subsidiary, Talis Distribuidora de Alimentos LTDA, which are reported in the International segment, received tax deficiency notices from the State of São Paulo Tax Authority Office alleging underpayment of ICMS and ICMS-ST taxes, which are similar to value added taxes, for multiple tax years. The subsidiaries have filed objections to appeal these notices, and the proceedings are in various stages of the administrative review process. Any adverse outcomes at the administrative level are expected to be eligible for further appeal through judicial processes. The Company has not recorded any liability relating to these assessments and cannot reasonably estimate any reasonably possible loss at this time.

NOTE K - LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS
Long-term Debt consists of:

In thousands	January 26, 2025	October 27, 2024
Senior Unsecured Notes with Interest at 3.050% Interest Due Semi-annually through June 2051 Maturity Date	$600,000	$600,000
Senior Unsecured Notes with Interest at 1.800% Interest Due Semi-annually through June 2030 Maturity Date	1,000,000	1,000,000
Senior Unsecured Notes with Interest at 1.700% Interest Due Semi-annually through June 2028 Maturity Date	750,000	750,000
Senior Unsecured Notes with Interest at 4.800% Interest Due Semi-annually through March 2027 Maturity Date	500,000	500,000
Unamortized Discount on Senior Notes	(6,477)	(6,687)
Unamortized Debt Issuance Costs	(14,914)	(15,628)
Finance Lease Liabilities	25,475	27,541
Other Financing Arrangements	3,309	3,530
Total Debt	2,857,393	2,858,756
Less: Current Maturities of Long-term Debt	7,187	7,813
Long-term Debt Less Current Maturities	$2,850,206	$2,850,944

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

On June 3, 2021, the Company issued $750.0 million aggregate principal amount of its 1.700% notes due June 2028 (2028 Notes) and $600.0 million aggregate principal amount of its 3.050% notes due June 2051 (2051 Notes). The notes may be redeemed in whole or in part at any time at the applicable redemption price. Interest accrues per annum at the stated rates and is paid semi-annually in arrears on June 3 and December 3 of each year, commencing December 3, 2021. Interest rate risk was hedged utilizing interest rate locks on the 2028 Notes and 2051 Notes. The Company lifted the hedges in conjunction with the issuance of these notes. See Note F - Derivatives and Hedging for additional information. If a change of control triggering event occurs, the Company must offer to purchase the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

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

The unsecured revolving line of credit bears interest, at the Company’s election, at either a Base Rate plus margin of 0.0% to 0.150% or the Adjusted Term SOFR, Adjusted Daily Simple Risk-Free Rate (RFR) or Eurocurrency Rate plus margin of 0.575% to 1.150%. A variable fee of 0.050% to 0.100% is paid for the availability of this credit line. Extensions of credit under the facility may be made in the form of revolving loans, swingline loans, and letters of credit. The lending commitments under the agreement are scheduled to expire on May 6, 2026, at which time the Company will be required to pay in full all obligations then outstanding. As of January 26, 2025, and October 27, 2024, the Company had no outstanding borrowings from this facility.

Debt Covenants: The Company is required by certain covenants in its debt agreements to maintain specified levels of financial ratios and financial position. As of January 26, 2025, the Company was in compliance with all covenants.

NOTE L - INCOME TAXES

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

The Company’s effective tax rate for the quarter ended January 26, 2025, was 21.8% compared to 23.4% for the corresponding period a year ago. The Company benefited primarily from the purchase of federal transferable energy tax credits in the first quarter of fiscal 2025.

Unrecognized tax benefits, including interest and penalties, are primarily recorded in Other Long-term Liabilities. If recognized as of January 26, 2025, these benefits would impact the Company’s effective tax rate by $16.7 million compared to $17.7 million as of January 28, 2024. The Company includes accrued interest and penalties related to uncertain tax positions in Provision for Income Taxes, with immaterial expenses included during the quarters ended January 26, 2025, and January 28, 2024. The amount of accrued interest and penalties associated with unrecognized tax benefits was $2.6 million at January 26, 2025, and $2.7 million at January 28, 2024.

Tax Examinations: The Company is regularly audited by federal, state, and foreign taxing authorities.

The IRS concluded its examination of fiscal 2022 in the second quarter of fiscal 2024. The IRS placed the Company in the Bridge phase of the Compliance Assurance Process (CAP) for fiscal years 2023 and 2024. In this phase, the IRS will not accept any disclosures, conduct any reviews, or provide any assurances. The Company has elected to participate in CAP through fiscal year 2026. The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. The Company may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time.

The Company is in various stages of audit by several state taxing authorities on a variety of fiscal years, as far back as 2015. While it is reasonably possible that one or more of these audits may be completed within the next 12 months and the related unrecognized tax benefits may change based on the status of the examinations, as of January 26, 2025, it was not possible to reasonably estimate the effect of any amount of such change to previously recorded uncertain tax positions.

The Company is subject to various examinations by foreign tax authorities. With limited exceptions, the Company is no longer subject to foreign tax examinations for fiscal years prior to 2018 for material jurisdictions. See Note J - Commitments and Contingencies for additional information.

Tax Legislation: The Organization for Economic Cooperation and Development published a framework for Pillar Two of the Global Anti-Base Erosion Rules which was designed to coordinate participating jurisdictions in updating the international tax system to ensure that large multinational companies pay a minimum tax of 15%. Many countries have enacted, or begun the process of enacting, laws based on the Pillar Two framework. The Company considered the applicable tax laws in relevant jurisdictions and concluded the impact of Pillar Two was not material to the tax provision for the quarter ended January 26, 2025. The Company will continue to evaluate the impact of such legislative changes but does not expect the new tax laws to have a material effect on the Company’s consolidated financial statements in future reporting periods.

NOTE M - EARNINGS PER SHARE DATA

The reported net earnings attributable to the Company were used when computing basic and diluted earnings per share. Diluted earnings per share was calculated using the treasury stock method. The shares used as the denominator for those computations are as follows:

	Quarter Ended
In thousands	January 26, 2025	January 28, 2024
Basic Weighted-average Shares Outstanding	549,460	547,020
Dilutive Potential Common Shares	395	900
Diluted Weighted-average Shares Outstanding	549,854	547,920

Antidilutive Potential Common Shares	19,778	17,892

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

Financial measures for each of the Company’s reportable segments are set forth below. Intersegment sales are eliminated in consolidation and are not reviewed when evaluating segment performance. The Company does not allocate deferred compensation, non-recurring expenses associated with the Transform and Modernize initiative, gains or losses on the sale of businesses, investment income, interest expense, or interest income to its segments when measuring performance. The Company also retains various other income and expense items at the corporate level. Equity in Earnings of Affiliates is included in segment profit; however, earnings attributable to the Company’s corporate venturing investments and noncontrolling interests are excluded. These items are included below as Net Unallocated Expense and Noncontrolling Interest when reconciling to Earnings Before Income Taxes.

The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets. Therefore, the Company does not represent that these segments, if operated independently, would report the profit and other financial information shown below.

	Quarter Ended
In thousands	January 26, 2025	January 28, 2024
Net Sales
Retail	$1,890,133	$1,911,272
Foodservice	930,185	913,087
International	168,495	172,552
Total Net Sales	$2,988,813	$2,996,911

Segment Profit
Retail	$119,147	$149,505
Foodservice	138,826	150,164
International	20,845	20,031
Total Segment Profit	278,818	319,700
Net Unallocated Expense	60,700	34,020
Noncontrolling Interest	(45)	(134)
Earnings Before Income Taxes	$218,073	$285,547

The Company’s products primarily consist of meat and other food products. Total revenue contributed by classes of similar products are:

	Quarter Ended
In thousands	January 26, 2025	January 28, 2024
Perishable	$2,151,822	$2,106,571
Shelf-stable	836,991	890,340
Total Net Sales	$2,988,813	$2,996,911

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

The Company is a global manufacturer and marketer of branded food products. The Company’s three reportable segments, Retail, Foodservice, and International, are described in Note N - Segment Reporting in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The Company reported diluted earnings per share of $0.31 for the first quarter of fiscal 2025, down 23 percent compared to the same period last year. Adjusted diluted earnings per share(1) was $0.35. Significant factors impacting the quarter are listed below. All comparisons are to the same period of the prior year unless otherwise noted.

•Net sales for the first quarter were flat compared to the prior year while organic net sales(1) increased. The benefit from higher organic volume(1) and organic net sales(1) in the Foodservice segment was more than offset by lower volume and net sales in the Retail and International segments.
•Total segment profit for the first quarter decreased 13 percent. Segment profit growth in the International segment was more than offset by declines in segment profit for each of the Retail and Foodservice segments.
•Retail segment profit declined in the first quarter as benefits from the Transform and Modernize (T&M) initiative and margin growth from the Emerging Brands and Convenient Meals & Proteins verticals partially mitigated the impact from lower sales and higher raw material costs within the Snacking & Entertaining vertical, higher input costs, and unfavorable whole turkey dynamics.

•Foodservice segment profit decreased in the first quarter, as higher sales were offset by margin pressures, primarily in non-core businesses.
•International segment profit increased in the first quarter, as improved export margins and growth in China were partially offset by softness in Brazil and lower equity in earnings.
•Earnings before income taxes for the first quarter decreased 24 percent, as the impact of higher organic net sales(1) was more than offset by higher cost of products sold and higher selling, general, and administrative (SG&A) expenses compared to the prior period. Adjusted earnings before income taxes(1) decreased 18 percent.
•The pre-tax impact of expenses related to the Company’s T&M initiative, the loss on the sale of a non-core sow operation, and an antitrust litigation settlement in the first quarter of fiscal 2025 was $25.7 million, most of which was recorded in SG&A.
•Year-to-date cash flow from operations was $309 million, a decrease of 23 percent compared to the prior year.

Consolidated Results

Volume, Net Sales, Earnings, and Diluted Earnings Per Share

	Quarter Ended
In thousands, except per share amounts	January 26, 2025	January 28, 2024	% Change
Volume (lbs.)	1,055,308	1,101,554	(4.2)
Organic Volume (lbs.)(1)	1,055,308	1,085,624	(2.8)
Net Sales	$2,988,813	$2,996,911	(0.3)
Organic Net Sales(1)	2,988,813	2,970,013	0.6
Earnings Before Income Taxes	218,073	285,547	(23.6)
Net Earnings Attributable to Hormel Foods Corporation	170,575	218,863	(22.1)
Diluted Earnings Per Share	0.31	0.40	(22.5)
Adjusted Diluted Earnings Per Share(1)	0.35	0.41	(14.6)
(1)    See the “Non-GAAP Measures” section below for a description of the Company’s use of measures not defined by United States (U.S.) Generally Accepted Accounting Principles (GAAP).

Volume and Net Sales
Net sales for the first quarter of fiscal 2025 decreased compared to the prior year, as the benefit from higher net sales in the Foodservice segment was more than offset by lower net sales in each of the Retail and International segments.

In the Foodservice segment, organic volume(1) and net sales growth in the first quarter of fiscal 2025 were primarily driven by strong performance across the premium prepared proteins, turkey, premium bacon, and breakfast sausage categories. Notable products such as branded Jennie-O® turkey items, Hormel® Fire Braised™ meats, Café H® globally inspired proteins, and Cure 81® ham delivered strong volume and net sales growth.

In the Retail segment, many of the Company's key flagship and rising brands delivered net sales growth relative to last year, including the SPAM® family of products, Applegate® natural and organic meats, Hormel® Black Label® bacon, Jennie-O® ground turkey, Wholly® guacamole, and Hormel® pepperoni. As anticipated, lower sales of snack nuts due to impacts from the production disruption at the Suffolk, Virginia facility was a primary driver of year-over-year net sales declines.

In the International segment, net sales growth in China and branded exports were more than offset by softness in Brazil and lower commodity turkey exports.

In the second quarter of fiscal 2025, the Company expects net sales growth from each segment compared to the prior year.

Cost of Products Sold

	Quarter Ended
In thousands	January 26, 2025	January 28, 2024	% Change
Cost of Products Sold	$2,513,581	$2,488,178	1.0

Cost of products sold for the first quarter of fiscal 2025 increased due primarily to higher commodity input costs. On a per pound basis, cost of products sold for the first three months of fiscal 2025 increased compared to the prior year.

Gross Profit

	Quarter Ended
In thousands	January 26, 2025	January 28, 2024	% Change
Gross Profit	$475,232	$508,733	(6.6)
Percent of Net Sales	15.9%	17.0%

For the first quarter of fiscal 2025, gross profit as a percent of net sales declined. Gross profit as a percent of net sales increased in the International segment and decreased for the Retail and Foodservice segments. All segments benefited from savings realized as part of the Company’s T&M initiative.

For the second quarter of fiscal 2025, the Company expects gross profit as a percent of net sales to decrease for each reporting segment compared to last year.

Selling, General, and Administrative (SG&A)

	Quarter Ended
In thousands	January 26, 2025	January 28, 2024	% Change
SG&A	$263,013	$240,386	9.4
Percent of Net Sales	8.8%	8.0%
Adjusted SG&A(1)	$237,481	$231,671	2.5
Adjusted Percent of Net Sales(1)	7.9%	7.7%
(1)    See the “Non-GAAP Measures” section below for a description of the Company’s use of measures not defined by U.S. GAAP.

For the first quarter, SG&A and SG&A as a percent of net sales increased due to the loss on the sale of a non-core sow operation, employee-related expenses, and expenses related to the T&M initiative. Adjusted SG&A as a percent of net sales(1) increased compared to last year due to employee-related expenses.

Advertising investments in the first quarter were $43 million, a decrease of 2 percent compared to last year. The decline was partially due to lower support for the Planters® brand due to production disruptions at the Suffolk facility. The Company expects full-year advertising expense to increase compared to the prior year.

Equity in Earnings of Affiliates

	Quarter Ended
In thousands	January 26, 2025	January 28, 2024	% Change
Equity in Earnings of Affiliates	$16,111	$16,091	0.1

Equity in earnings of affiliates for the first quarter of fiscal 2025 is comparable to the prior year as favorable results for MegaMex Foods, LLC, were offset by the Company’s international investments.

Interest and Investment Income and Interest Expense

	Quarter Ended
In thousands	January 26, 2025	January 28, 2024	% Change
Interest and Investment Income	$9,204	$19,434	(52.6)
Interest Expense	19,462	18,326	6.2

Interest and investment income for the first quarter of fiscal 2025 decreased predominately due to performance from the rabbi trust. Interest expense increased in the first quarter of fiscal 2025 due to the prior year debt issuance.

Effective Tax Rate

	Quarter Ended
	January 26, 2025	January 28, 2024
Effective Tax Rate	21.8%	23.4%

The effective tax rate in the first quarter was 21.8% compared to 23.4% last year. The lower effective tax rate for the first three months of fiscal 2025 is primarily due to the purchase of federal transferable energy credits in the current year. The effective tax rate for fiscal 2025 is expected to be between 22.0% and 23.0%. For additional information, refer to Note L - Income Taxes of the Notes to the Consolidated Financial Statements.

Segment Results

Net sales and segment profit for each of the Company’s reportable segments are set forth below. The Company does not allocate deferred compensation, non-recurring expenses associated with the T&M initiative, gains or losses on the sale of businesses, investment income, interest expense, or interest income to its segments when measuring performance. The Company also retains various other income and expenses at the corporate level. Equity in earnings of affiliates is included in segment profit; however, earnings attributable to the Company’s corporate venturing investments and noncontrolling interests are excluded. These items are included below as Net Unallocated Expense and Noncontrolling Interest when reconciling to Earnings Before Income Taxes.

The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets. Therefore, the Company does not represent that these segments, if operated independently, would report the profit and other financial information shown below.

	Quarter Ended
In thousands	January 26, 2025	January 28, 2024	% Change
Net Sales
Retail	$1,890,133	$1,911,272	(1.1)
Foodservice	930,185	913,087	1.9
International	168,495	172,552	(2.4)
Total Net Sales	$2,988,813	$2,996,911	(0.3)

Segment Profit
Retail	$119,147	$149,505	(20.3)
Foodservice	138,826	150,164	(7.6)
International	20,845	20,031	4.1
Total Segment Profit	278,818	319,700	(12.8)
Net Unallocated Expense	60,700	34,020	78.4
Noncontrolling Interest	(45)	(134)	66.3
Earnings Before Income Taxes	$218,073	$285,547	(23.6)

Retail

	Quarter Ended
In thousands	January 26, 2025	January 28, 2024	% Change
Volume (lbs.)	736,886	765,412	(3.7)
Net Sales	$1,890,133	$1,911,272	(1.1)
Segment Profit	119,147	149,505	(20.3)

In the first quarter of fiscal 2025, volume and net sales decreased compared to last year. Collectively, flagship and rising brands delivered growth relative to last year, led by the SPAM® brand, Applegate® natural and organic meats, Hormel® Black Label® bacon, Jennie-O® ground turkey, Wholly® guacamole, and Hormel® pepperoni. As anticipated, lower sales of snack nuts due to impacts from the production disruption at the Suffolk facility was a primary driver of the year-over-year net sales decline.

For the first quarter of fiscal 2025, segment profit declined as the benefits from the T&M initiative and margin growth from the Emerging Brands and Convenient Meals & Proteins verticals partially mitigated the impact from lower sales and higher raw material costs within the Snacking & Entertaining vertical, higher input costs, and unfavorable whole turkey dynamics.

For the second quarter of fiscal 2025, Retail segment profit is anticipated to decline versus the prior year. Year-over-year benefits from the T&M initiative and growth from the Value Added Meats and Bacon verticals are expected to be more than offset by a challenging snack nuts comparison and higher raw material costs.

Foodservice

	Quarter Ended
In thousands	January 26, 2025	January 28, 2024	% Change
Volume (lbs.)	243,853	256,007	(4.7)
Organic Volume (lbs.)(1)	243,853	240,077	1.6
Net Sales	$930,185	$913,087	1.9
Organic Net Sales(1)	930,185	886,189	5.0
Segment Profit	138,826	150,164	(7.6)
(1)    See the “Non-GAAP Measures” section below for a description of the Company’s use of measures not defined by U.S. GAAP.

Organic volume(1) and net sales growth in the first quarter of fiscal 2025 were driven primarily by strong performance across the premium prepared proteins, turkey, premium bacon, and breakfast sausage categories. Notable products such as branded Jennie-O® turkey items, Hormel® Fire Braised™ meats, Café H® globally inspired proteins, and Cure 81® ham delivered strong volume and net sales growth.

Segment profit decreased for the first quarter of fiscal 2025 as higher sales were primarily offset by margin pressures in non-core businesses.

For the second quarter, the Company expects Foodservice segment profit to decline compared to the prior year, as organic top-line growth is expected to be more than offset by margin pressures in non-core businesses and higher input costs.

International

	Quarter Ended
In thousands	January 26, 2025	January 28, 2024	% Change
Volume (lbs.)	74,569	80,135	(6.9)
Net Sales	$168,495	$172,552	(2.4)
Segment Profit	20,845	20,031	4.1

During the first quarter of fiscal 2025, strong volume and net sales growth in China and growth in exports such as SPAM® luncheon meat, Skippy® peanut butter, and fresh pork were more than offset by softness in Brazil and lower commodity turkey exports. The China business benefited from a continued focus on new customers and product offerings, which drove sales momentum within the foodservice channel. Within the China retail channel, the team deployed successful initiatives to gain new distribution, launch profitable innovation and increase promotional activity to offset consumer challenges. Strong shipments of the SPAM® family of products to the Philippines market was the largest contribution to export growth.

Segment profit increased in the first quarter of fiscal 2025, as improved export margins and growth in China were partially offset by softness in Brazil and lower equity in earnings.

In the second quarter of fiscal 2025, the Company expects International segment profit to decrease compared to the prior year. Value-added growth across China and Indonesia is expected to be more than offset by softness in Brazil.

Unallocated Income and Expense

	Quarter Ended
In thousands	January 26, 2025	January 28, 2024
Net Unallocated Expense	$60,700	$34,020
Noncontrolling Interest	(45)	(134)

Net unallocated expense increased for the first quarter of fiscal 2025 due to the loss on the sale of a non-core sow operation, the impact of lapping higher rabbi trust investment gains in the prior year, and higher employee-related expenses.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 27, 2024.

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

Transform and Modernize (T&M) Initiative
In the fourth quarter of fiscal 2023, the Company announced a multi-year T&M initiative. In presenting non-GAAP measures, the Company adjusts for (i.e., excludes) expenses for this initiative that are non-recurring, comprised primarily of project-based external consulting fees and expenses related to supply chain and portfolio optimization (e.g., asset write-offs, severance, or relocation-related costs). The Company believes that non-recurring costs associated with the T&M initiative are not reflective of the Company’s ongoing operating cost structure; therefore, the Company is excluding these discrete costs. The Company does not adjust for (i.e., does not exclude) certain costs related to the T&M initiative that are expected to continue after the project ends, such as software license fees and internal employee expenses, because those costs are considered ongoing in nature as a component of normal operating costs. The Company also does not adjust for savings realized through the T&M initiative as these are considered ongoing in nature and reflective of expected future operating performance.

Loss on Sale of Business
In the first quarter of fiscal 2025, the Company sold Mountain Prairie, LLC, a non-core sow operation, resulting in a loss on the sale. The Company believes the one-time detriment from the sale, including transaction costs, is not reflective of the Company’s ongoing operating cost structure, is not indicative of the Company’s core operating performance, and may not be meaningful when comparing the Company’s operating performance against that of prior periods. Thus, the Company adjusted for (i.e. excluded) the loss.

Legal Matters
From time to time, the Company incurs expenses related to discrete legal matters that the Company believes are not indicative of the Company’s core operating performance, do not reflect expected future operating costs, and may not be meaningful when comparing the Company’s operating performance against that of prior periods. The Company adjusts for (i.e., excludes) these expenses.

Litigation Settlements
In the first quarter of fiscal 2025, the Company entered into a settlement agreement with a plaintiff in a pending antitrust litigation. See Note J - Commitments and Contingencies of the Notes to the Consolidated Financial Statements for additional information.

Organic Volume and Organic Net Sales
The non-GAAP measures of organic volume and organic net sales are presented to provide investors with additional information to facilitate the comparison of past and present operations. Organic volume and organic net sales exclude the impact of the sale of Hormel Health Labs, LLC in the Foodservice segment in the fourth quarter of fiscal 2024.

The tables below show the calculations to reconcile from the GAAP measures to the non-GAAP measures presented in this Quarterly Report on Form 10-Q. The tax impacts were calculated using the effective tax rate for the quarter in which the transactions occurred.

	Quarter Ended
In thousands, except per share amounts	January 26, 2025	January 28, 2024
Cost of Products Sold (GAAP)	$2,513,581	$2,488,178
Transform and Modernize Initiative(1)	(186)	(1,598)
Adjusted Cost of Products Sold (Non-GAAP)	$2,513,395	$2,486,580

SG&A (GAAP)	$263,013	$240,386
Transform and Modernize Initiative(2)	(13,968)	(8,715)
Loss on Sale of Business	(11,324)	—
Litigation Settlements	(240)	—
Adjusted SG&A (Non-GAAP)	$237,481	$231,671

Operating Income (GAAP)	$228,330	$284,438
Transform and Modernize Initiative(1)(2)	14,155	10,313
Loss on Sale of Business	11,324	—
Litigation Settlements	240	—
Adjusted Operating Income (Non-GAAP)	$254,049	$294,751

Earnings Before Income Taxes (GAAP)	$218,073	$285,547
Transform and Modernize Initiative(1)(2)	14,155	10,313
Loss on Sale of Business	11,324	—
Litigation Settlements	240	—
Adjusted Earnings Before Income Taxes (Non-GAAP)	$243,791	$295,859

Provision for Income Taxes (GAAP)	$47,543	$66,818
Transform and Modernize Initiative(1)(2)	3,086	2,413
Loss on Sale of Business	2,469	—
Litigation Settlements	52	—
Adjusted Provision for Income Taxes (Non-GAAP)	$53,149	$69,231

Net Earnings Attributable to Hormel Foods Corporation (GAAP)	$170,575	$218,863
Transform and Modernize Initiative(1)(2)	11,069	7,900
Loss on Sale of Business	8,855	—
Litigation Settlements	188	—
Adjusted Net Earnings Attributable to Hormel Foods Corporation (Non-GAAP)	$190,687	$226,763

	Quarter Ended
In thousands, except per share amounts	January 26, 2025	January 28, 2024
Diluted Earnings Per Share (GAAP)	$0.31	$0.40
Transform and Modernize Initiative(1)(2)	0.02	0.01
Loss on Sale of Business	0.02	—
Litigation Settlements	—	—
Adjusted Diluted Earnings Per Share (Non-GAAP)	$0.35	$0.41

SG&A as a Percent of Net Sales (GAAP)	8.8%	8.0%
Transform and Modernize Initiative(2)	(0.5)	(0.3)
Loss on Sale of Business	(0.4)	—
Litigation Settlements	—	—
Adjusted SG&A as a Percent of Net Sales (Non-GAAP)	7.9%	7.7%

Operating Margin (GAAP)	7.6%	9.5%
Transform and Modernize Initiative(1)(2)	0.5	0.3
Loss on Sale of Business	0.4	—
Litigation Settlements	—	—
Adjusted Operating Margin (Non-GAAP)	8.5%	9.8%

(1)    Comprised primarily of asset write-offs and severance expenses related to supply chain and portfolio optimization.
(2)    Comprised primarily of project-based external consulting fees.

ORGANIC VOLUME AND ORGANIC NET SALES (NON-GAAP)

	Quarter Ended
	January 26, 2025	January 28, 2024
In thousands	GAAP	GAAP	Divestiture	Non-GAAP Organic	Non-GAAP % Change
Volume (lbs.)
Retail	736,886	765,412	—	765,412	(3.7)
Foodservice	243,853	256,007	(15,930)	240,077	1.6
International	74,569	80,135	—	80,135	(6.9)
Total Volume (lbs.)	1,055,308	1,101,554	(15,930)	1,085,624	(2.8)

Net Sales
Retail	$1,890,133	$1,911,272	$—	$1,911,272	(1.1)
Foodservice	930,185	913,087	(26,898)	886,189	5.0
International	168,495	172,552	—	172,552	(2.4)
Total Net Sales	$2,988,813	$2,996,911	$(26,898)	$2,970,013	0.6

LIQUIDITY AND CAPITAL RESOURCES

When assessing its liquidity and capital resources, the Company evaluates cash and cash equivalents, short-term and long-term investments, income from operations, and borrowing capacity.

Cash Flow Highlights

	Quarter Ended
In thousands	January 26, 2025	January 28, 2024
Cash and Cash Equivalents at End of Period	$840,398	$963,212
Cash Provided by (Used in) Operating Activities	309,206	403,980
Cash Provided by (Used in) Investing Activities	(60,333)	(48,154)
Cash Provided by (Used in) Financing Activities	(143,063)	(133,365)
Increase (Decrease) in Cash and Cash Equivalents	98,516	226,680

Cash and cash equivalents increased $99 million and $227 million during the first quarter of fiscal 2025 and fiscal 2024, respectively. Cash provided by operating activities was sufficient to cover dividend payments and capital expenditures in both years. Additional details related to significant drivers of cash flows are provided below.

Cash Provided by (Used in) Operating Activities
•Cash flows from operating activities were largely impacted by changes in operating assets and liabilities.
–Accounts receivable decreased $57 million and $68 million during the first quarter of fiscal 2025 and fiscal 2024, respectively, primarily due to lower sales compared to the fourth quarter of the prior year.
–Inventory decreased $56 million during the first quarter of fiscal 2025 compared to a decrease of $104 million in the comparable period of the prior year. The decrease in inventory during fiscal 2025 was primarily driven by holiday sales and constrained turkey inventories. The decrease in inventory during fiscal 2024 was due to improvement in the Company's supply chain and the negative impact of Highly Pathogenic Avian Influenza on turkey operations.
–Accounts payable and accrued expenses decreased $56 million and $132 million during the first quarter of fiscal 2025 and fiscal 2024, respectively. These decreases were driven by annual incentive payments as well as livestock and feed deferral payments which were partially offset by higher marketing accruals. The decrease during fiscal 2024 was also due to the general timing of payments and inventory management.
–Net income taxes payable decreased $14 million during the first quarter of fiscal 2025, compared to an increase of $63 million in the comparable period of the prior year. The decrease in fiscal 2025 was the result of purchasing federal transferable energy tax credits.

Cash Provided by (Used in) Investing Activities
•Capital expenditures were $72 million and $47 million during the first quarter of fiscal 2025 and fiscal 2024, respectively. The largest project during both years was for the transition from harvest to value-added capacity for Hormel® Fire Braised® products and Applegate® products at the facility in Barron, Wisconsin. Other significant projects included equipment upgrades for chili production in Beloit, Wisconsin during fiscal year 2025 and wastewater infrastructure to support operations in Austin, Minnesota during both fiscal year 2025 and fiscal year 2024.
•Proceeds from the sale of business were $13.6 million during the first quarter of fiscal 2025 as the Company sold its equity interest in Mountain Prairie, LLC. There were no divestitures during the first three months of fiscal 2024.

Cash Provided by (Used in) Financing Activities
•Cash dividends paid to the Company’s shareholders totaled $155 million during the first quarter of fiscal 2025, compared to $150 million in the comparable period of fiscal 2024.

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

Dividend Payments
The Company remains committed to providing returns to investors through cash dividends. The Company has paid 386 consecutive quarterly dividends since becoming a public company in 1928. The Board of Directors approved an increased annual dividend rate for fiscal 2025, raising it to $1.16 per share from $1.13 per share, representing the 59th consecutive annual dividend increase.

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

Debt
As of January 26, 2025, the Company’s outstanding debt included $2.9 billion of fixed rate unsecured senior notes due in fiscal 2027, 2028, 2030, and 2051 with interest payable semi-annually. During the first three months of fiscal 2025, the Company made $25 million of interest payments and the Company expects to make an additional $49 million of interest payments during fiscal 2025 on these notes. See Note K - Long-term Debt and Other Borrowing Arrangements of the Notes to the Consolidated Financial Statements for additional information.

Borrowing Capacity
As a source of short-term financing, the Company maintains a $750 million unsecured revolving credit facility. The maximum commitment under this credit facility may be further increased by $375 million, generally by mutual agreement of the lenders and the Company, subject to certain customary conditions. Funds drawn from this facility may be used by the Company for general corporate purposes, which may include repaying existing debt, funding acquisitions, and for working capital or other general purposes. The lending commitments under the facility are scheduled to expire on May 6, 2026, at which time the Company will be required to pay in full all obligations then outstanding. As of January 26, 2025, the Company had no outstanding borrowings from this facility.

Debt Covenants
The Company’s debt agreements contain customary terms and conditions including representations, warranties, and covenants. These debt covenants limit the ability of the Company to, among other things, incur debt for borrowed money secured by certain liens, or engage in certain sale and leaseback transactions, and the covenants require the Company to maintain certain consolidated leverage ratios. As of January 26, 2025, the Company was in compliance with all covenants in its debt agreements and expects to maintain compliance in the future.

Cash Held by International Subsidiaries
As of January 26, 2025, the Company’s international subsidiaries held $234 million of cash and cash equivalents. The Company maintains all undistributed earnings as permanently reinvested. The Company evaluates the balance and uses of cash held internationally based on the needs of the business.

Share Repurchases
The Company is authorized to repurchase 3,677,494 shares of common stock as part of an existing plan approved by the Company’s Board of Directors. Under the share repurchase authorization, the Company may repurchase shares periodically, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The share repurchase authorization has no expiration date. The Company did not repurchase any shares of stock during the first three months of fiscal 2025. The Company continues to evaluate share repurchases as part of its capital allocation strategy.

Commitments
Subsequent to quarter-end but prior to the filing of this Quarterly Report on Form 10-Q, the Company used $13.5 million of cash on hand to pay the Red Meat Wages Antitrust Litigation settlement. See Note J - Commitments and Contingencies of the Notes to the Consolidated Financial Statements for additional information.

There have been no material changes to the information regarding the Company’s future contractual financial obligations previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 27, 2024.

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

Critical accounting estimates are defined as those reflective of significant judgments, estimates, and uncertainties, which may result in materially different results under different assumptions and conditions. There have been no material changes in the Company’s Critical Accounting Estimates as disclosed in its Annual Report on Form 10-K for the fiscal year ended October 27, 2024.

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

In connection with the “safe harbor” provisions of the Reform Act, the Company is identifying risk factors that could affect financial performance and cause the Company’s actual results to differ materially from opinions or statements expressed with respect to future periods. The discussion of risk factors in the Company’s most recent Annual Report on Form 10-K and in Part II, Item 1A of this Quarterly Report on Form 10-Q contain certain cautionary statements regarding the Company’s business, which should be considered by investors and others. Such risk factors should be considered in conjunction with any discussions of operations or results by the Company or its representatives, including any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors, or other communications by the Company.

Though the Company has attempted to list comprehensively these important cautionary risk factors, the Company cautions that other factors may in the future prove to be important in affecting the Company’s business or results of operations.

The Company cautions readers not to place undue reliance on forward-looking statements, which represent current views as of the date made. Forward-looking statements are inherently at risk to changes in the Company’s business as well as the national and worldwide economic environment. The risks and uncertainties that could cause actual results to differ from those anticipated or projected include, among other things, risks related to the deterioration of economic conditions; risks associated with acquisitions, joint ventures, equity investments, and divestitures; risks and uncertainties associated with intangible assets, including any future goodwill or intangible assets impairment charges; the risk of disruption of operations, including at owned facilities, co-manufacturers, suppliers, logistics providers, customers, or other third-party service providers; the risk that the Company may fail to realize anticipated cost savings or operating profit improvements associated with strategic initiatives, including the Transform and Modernize initiative; risk of loss of a significant contract or unfavorable changes in the Company’s relationships with significant customers; risk of the Company’s inability to protect information technology (IT) systems against, or effectively respond to, cyber attacks, security breaches or other IT interruptions, against or involving the Company’s IT systems or those of others with whom it does business; risk of the Company’s failure to timely replace legacy technologies; deterioration of labor relations or labor availability or increases to labor costs; general risks of the food industry, including those related to food safety, such as costs resulting from food contamination, product recalls, the remediation of food safety events at its facilities, including the production disruption at the Suffolk, Virginia, facility, or outbreaks of disease among livestock and poultry flocks;

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various forms of market risk as a part of its ongoing business practices including commodity price risk, interest rate risk, foreign currency exchange rate risk, investment risk, and credit risk, among others.

Commodity Price Risk: The Company is subject to commodity price risk through grain, lean hog, natural gas, and diesel fuel markets. To reduce these exposures and offset the fluctuations caused by changes in market conditions, the Company employs hedging programs. These programs utilize futures, swaps, and options contracts and are accounted for as cash flow hedges. The fair value of the Company’s cash flow commodity contracts as of January 26, 2025 was $15.5 million compared to $(5.9) million as of October 27, 2024. The Company measures its market risk exposure on its cash flow commodity contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices. A 10 percent decrease in the market price would have negatively impacted the fair value of the Company’s cash flow commodity contracts as of January 26, 2025 by $31.0 million, which in turn would lower the Company’s future cost on purchased commodities by a similar amount.

Interest Rate Risk: The Company is subject to interest rate risk primarily from changes in fair value of long-term fixed rate debt. As of January 26, 2025, the Company’s long-term debt had a fair value of $2.4 billion compared to $2.5 billion as of October 27, 2024. The Company measures its market risk exposure of long-term fixed rate debt using a sensitivity analysis, which considers a 10 percent change in interest rates. A 10 percent decrease in interest rates would have positively impacted the fair value of the Company’s long-term debt as of January 26, 2025 by $73.0 million. A 10 percent increase would have negatively impacted the long-term debt by $68.0 million.

Foreign Currency Exchange Rate Risk: The fair values of certain Company assets are subject to fluctuations in foreign currency exchange rates. The Company’s net asset position in foreign currencies was $1.2 billion as of January 26, 2025 and October 27, 2024, with most of the exposure existing in Chinese yuan, Indonesian rupiah, and Brazilian real. The Company currently does not use market risk sensitive instruments to manage this risk.

Investment Risk: The Company has corporate-owned life insurance policies classified as trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans. As of January 26, 2025, the balance of these securities totaled $212.4 million compared to $209.7 million as of October 27, 2024. The rabbi trust is invested primarily in fixed income funds. The Company is subject to market risk due to fluctuations in the value of the remaining investments as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis. A 10 percent decline in the value of the investments not held in fixed income funds would have negatively impacted the Company’s pre-tax earnings by approximately $10.2 million, while a 10 percent increase in value would have a positive impact of the same amount.

Concentration of Credit Risk: The Company is exposed to credit risk from its customers. The Company regularly assesses the credit worthiness of its customers. As of January 26, 2025 and October 27, 2024, one customer accounted for more than 10% of net accounts receivable.

Item 4. CONTROLS AND PROCEDURES

(a)    Disclosure Controls and Procedures.
As of the end of the period covered by this report (the Evaluation Date), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). In designing and evaluating the disclosure controls and procedures, management recognized any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance the information the Company is required to disclose in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)    Internal Control over Financial Reporting.
The Company is in the midst of a multi-year transformation project to achieve better analytics, customer service, and process efficiencies through the use of Oracle Cloud Solutions. During fiscal 2024, the Company began implementing the order-to-cash phase at certain business locations. Additional implementations will continue over the next several years. Emphasis has been on the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities throughout each development and deployment phase.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) through the first quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information regarding legal proceedings is available in Note J - Commitments and Contingencies of the Notes to the Consolidated Financial Statements.

Item 1A. RISK FACTORS

The Company’s business, operations, and financial condition are subject to various risks and uncertainties. There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended October 27, 2024.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuer purchases of equity securities in the quarter ended January 26, 2025. On January 29, 2013, the Company’s Board of Directors authorized the repurchase of 10,000,000 shares of its common stock with no expiration date. On January 26, 2016, the Board of Directors approved a two-for-one split of the Company’s common stock to be effective January 27, 2016. As part of the stock split resolution, the number of shares remaining to be repurchased was adjusted proportionately. The maximum number of shares that may yet be purchased under the repurchase plans or programs as of January 26, 2025 is 3,677,494.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

During the fiscal quarter ended January 26, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as the terms are defined in Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

10.1(1)	Retirement and Transition Agreement, dated as of January 9, 2025, between Hormel Foods Corporation and James Snee

31.1	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 26, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Financial Position, (iv) Consolidated Statements of Changes in Shareholders’ Investment, (v) Consolidated Condensed Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 26, 2025, formatted in Inline XBRL (included as Exhibit 101).

(1)	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORMEL FOODS CORPORATION
(Registrant)

Date: February 27, 2025	By:	/s/ JACINTH C. SMILEY
JACINTH C. SMILEY
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 27, 2025	By:	/s/ PAUL R. KUEHNEMAN
PAUL R. KUEHNEMAN
Vice President and Controller
(Principal Accounting Officer)