Form 10-Q
period 2025-04-27
HORMEL FOODS CORP /DE/
filed 2025-05-29
CIK 48465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 27, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 26, 2025
Common Stock	$0.01465	par value	549,894,589
Common Stock Nonvoting	$0.01	par value	0

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Quarter Ended		Six Months Ended
In thousands, except per share amounts	April 27, 2025	April 28, 2024	April 27, 2025	April 28, 2024
Net Sales	$2,898,810	$2,887,352	$5,887,623	$5,884,263
Cost of Products Sold	2,414,377	2,383,546	4,927,957	4,871,723
Gross Profit	484,433	503,806	959,666	1,012,539
Selling, General, and Administrative	251,432	266,668	514,445	507,054
Equity in Earnings of Affiliates	15,350	15,182	31,461	31,273
Operating Income	248,352	252,320	476,682	536,758
Interest and Investment Income	1,653	13,497	10,857	32,932
Interest Expense	19,516	21,679	38,977	40,005
Earnings Before Income Taxes	230,489	244,139	448,561	529,685
Provision for Income Taxes	50,747	54,931	98,289	121,749
Net Earnings	179,742	189,207	350,272	407,936
Less: Net Earnings (Loss) Attributable to Noncontrolling Interest	(275)	(70)	(320)	(204)
Net Earnings Attributable to Hormel Foods Corporation	$180,017	$189,278	$350,592	$408,140

Net Earnings Per Share
Basic	$0.33	$0.35	$0.64	$0.75
Diluted	$0.33	$0.34	$0.64	$0.74

Weighted-average Shares Outstanding
Basic	550,277	547,868	549,868	547,444
Diluted	550,611	548,685	550,233	548,303

See Notes to the Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

	Quarter Ended		Six Months Ended
In thousands	April 27, 2025	April 28, 2024	April 27, 2025	April 28, 2024
Net Earnings	$179,742	$189,207	$350,272	$407,936
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(28,120)	(19,315)	(55,199)	(7,856)
Pension and Other Benefits	2,542	2,068	4,908	4,197
Derivatives and Hedging	(3,883)	11,998	11,979	17,205
Equity Method Investments	1,902	(6,444)	2,376	(3,561)
Total Other Comprehensive Income (Loss)	(27,559)	(11,693)	(35,936)	9,985
Comprehensive Income	152,183	177,515	314,336	417,921
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	(497)	(220)	(987)	(146)
Comprehensive Income Attributable to Hormel Foods Corporation	$152,680	$177,735	$315,323	$418,067

See Notes to the Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Unaudited

In thousands, except share and per share amounts	April 27, 2025	October 27, 2024
Assets
Cash and Cash Equivalents	$669,688	$741,881
Short-term Marketable Securities	29,293	24,742
Accounts Receivable (Net of Allowance for Doubtful Accounts of $3,664 at April 27, 2025, and $3,712 at October 27, 2024)	743,981	817,908
Inventories	1,729,237	1,576,300
Taxes Receivable	50,529	50,380
Prepaid Expenses and Other Current Assets	59,341	35,265
Total Current Assets	3,282,069	3,246,476
Goodwill	4,920,635	4,923,487
Intangible Assets	1,724,810	1,732,705
Pension Assets	196,736	205,964
Investments in Affiliates	682,810	719,481
Other Assets	422,903	411,889
Property, Plant, and Equipment
Land	73,372	75,159
Buildings	1,498,515	1,503,519
Equipment	2,912,555	2,905,058
Construction in Progress	297,683	228,726
Less: Allowance for Depreciation	(2,590,282)	(2,517,734)
Net Property, Plant, and Equipment	2,191,843	2,194,728
Total Assets	$13,421,808	$13,434,729
Liabilities and Shareholders’ Investment
Accounts Payable	$716,892	$735,604
Accrued Expenses	53,353	66,380
Accrued Marketing Expenses	119,092	108,156
Employee-related Expenses	239,392	283,490
Interest and Dividends Payable	180,561	175,941
Taxes Payable	11,125	21,916
Current Maturities of Long-term Debt	7,249	7,813
Total Current Liabilities	1,327,664	1,399,299
Long-term Debt Less Current Maturities	2,850,697	2,850,944
Pension and Post-retirement Benefits	384,678	379,891
Deferred Income Taxes	594,504	589,366
Other Long-term Liabilities	222,324	211,219
Shareholders’ Investment
Preferred Stock, Par Value $0.01 a Share — Authorized 160,000,000 Shares; Issued — None	—	—
Common Stock, Nonvoting, Par Value $0.01 a Share — Authorized 400,000,000 Shares; Issued — None	—	—
Common Stock, Par Value $0.01465 a Share — Authorized 1,600,000,000 Shares; Shares Issued as of April 27, 2025: 549,887,595 Shares Issued as of October 27, 2024: 548,605,305	8,056	8,037
Additional Paid-in Capital	614,189	571,178
Accumulated Other Comprehensive Loss	(298,601)	(263,331)
Retained Earnings	7,708,693	7,677,537
Hormel Foods Corporation Shareholders’ Investment	8,032,337	7,993,420
Noncontrolling Interest	9,604	10,590
Total Shareholders’ Investment	8,041,941	8,004,011
Total Liabilities and Shareholders’ Investment	$13,421,808	$13,434,729

See Notes to the Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT
Unaudited

	Quarter Ended April 28, 2024
		Hormel Foods Corporation Shareholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Investment
In thousands, except per share amounts	Shares	Amount	Shares	Amount
Balance at January 28, 2024	547,596	$8,021	—	$—	$529,715	$7,557,157	$(250,783)	$4,455	$7,848,566
Net Earnings (Loss)						189,278		(70)	189,207
Other Comprehensive Income (Loss)							(11,543)	(150)	(11,693)
Contribution from Noncontrolling Interest								6,228	6,228
Stock-based Compensation Expense	52	1			10,559				10,561
Exercise of Stock Options/Restricted Shares	382	6			8,555				8,561
Declared Dividends – $0.2825 per Share					300	(155,278)			(154,977)
Balance at April 28, 2024	548,030	$8,028	—	$—	$549,130	$7,591,157	$(262,325)	$10,462	$7,896,452

	Quarter Ended April 27, 2025
		Hormel Foods Corporation Shareholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
In thousands, except per share amounts	Shares	Amount	Shares	Amount
Balance at January 26, 2025	549,785	$8,054	—	$—	$602,887	$7,688,663	$(271,263)	$10,101	$8,038,442
Net Earnings (Loss)						180,017		(275)	179,742
Other Comprehensive Income (Loss)							(27,338)	(222)	(27,559)
Stock-based Compensation Expense	54	1			11,079				11,080
Exercise of Stock Options/Restricted Shares	48	1			(156)				(156)
Declared Dividends – $0.2900 per Share					379	(159,987)			(159,609)
Balance at April 27, 2025	549,888	$8,056	—	$—	$614,189	$7,708,693	$(298,601)	$9,604	$8,041,941

See Notes to the Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT
Unaudited

	Six Months Ended April 28, 2024
		Hormel Foods Corporation Shareholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Investment
In thousands, except per share amounts	Shares	Amount	Shares	Amount
Balance at October 29, 2023	546,599	$8,007	—	$—	$506,179	$7,492,952	$(272,252)	$4,100	$7,738,985
Net Earnings (Loss)						408,140		(204)	407,936
Other Comprehensive Income (Loss)							9,927	59	9,985
Contribution from Noncontrolling Interest								6,508	6,508
Stock-based Compensation Expense	52	1			15,004				15,005
Exercise of Stock Options/Restricted Shares	1,378	20			27,439				27,459
Declared Dividends – $0.5650 per Share					509	(309,935)			(309,426)
Balance at April 28, 2024	548,030	$8,028	—	$—	$549,130	$7,591,157	$(262,325)	$10,462	$7,896,452

	Six Months Ended April 27, 2025
		Hormel Foods Corporation Shareholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
In thousands, except per share amounts	Shares	Amount	Shares	Amount
Balance at October 27, 2024	548,605	$8,037	—	$—	$571,178	$7,677,537	$(263,331)	$10,590	$8,004,011
Net Earnings (Loss)						350,592		(320)	350,272
Other Comprehensive Income (Loss)							(35,270)	(666)	(35,936)
Stock-based Compensation Expense	54	1			16,534				16,535
Exercise of Stock Options/Restricted Shares	1,228	18			25,823				25,841
Declared Dividends – $0.5800 per Share					654	(319,436)			(318,782)
Balance at April 27, 2025	549,888	$8,056	—	$—	$614,189	$7,708,693	$(298,601)	$9,604	$8,041,941

See Notes to the Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended
In thousands	April 27, 2025	April 28, 2024
Operating Activities
Net Earnings	$350,272	$407,936
Adjustments to Reconcile to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	129,835	127,696
Equity in Earnings of Affiliates	(31,461)	(31,273)
Distributions Received from Equity Method Investees	26,144	25,731
Provision for Deferred Income Taxes	(286)	(468)
Non-cash Investment Activities	1,265	(14,804)
Stock-based Compensation Expense	16,535	15,005
Loss (Gain) on Sale of Business	10,800	—
Operating Lease Cost	19,107	18,191
Other Non-cash, Net	2,602	13,501
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Accounts Receivable	70,560	87,685
Decrease (Increase) in Inventories	(155,901)	7,386
Decrease (Increase) in Prepaid Expenses and Other Assets	(4,899)	10,279
Increase (Decrease) in Pension and Post-retirement Benefits	20,635	21,504
Increase (Decrease) in Accounts Payable and Accrued Expenses	(77,321)	(77,665)
Increase (Decrease) in Net Income Taxes Payable	(12,239)	29,423
Net Cash Provided by (Used in) Operating Activities	365,646	640,127
Investing Activities
Net Sale (Purchase) of Securities	(4,735)	(5,499)
Proceeds from Sale of Business	13,139	—
Purchases of Property, Plant, and Equipment	(147,250)	(107,175)
Proceeds from Sales of Property, Plant, and Equipment	82	397
Proceeds from (Purchases of) Affiliates and Other Investments	(2,699)	(450)
Proceeds from Company-owned Life Insurance	2,795	11
Net Cash Provided by (Used in) Investing Activities	(138,668)	(112,716)
Financing Activities
Proceeds from Long-term Debt	—	497,765
Payment of Debt Issuance Costs	—	(1,105)
Repayments of Long-term Debt and Finance Leases	(4,245)	(4,520)
Dividends Paid on Common Stock	(314,225)	(305,035)
Proceeds from Exercise of Stock Options	25,841	27,459
Proceeds from Noncontrolling Interest	—	6,508
Net Cash Provided by (Used in) Financing Activities	(292,629)	221,072
Effect of Exchange Rate Changes on Cash	(6,542)	1,353
Increase (Decrease) in Cash and Cash Equivalents	(72,193)	749,836
Cash and Cash Equivalents at Beginning of Year	741,881	736,532
Cash and Cash Equivalents at End of Period	$669,688	$1,486,368

Supplemental Non-cash Financing and Investing Activities:
Purchases of property, plant, and equipment included in accounts payable	$20,383	$14,147

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

On November 18, 2024, the Company sold its equity interests in a non-core sow operation, Mountain Prairie, LLC, and related assets to Chaparral Ranches, LLC for $13.6 million. The divestiture resulted in a pre-tax loss of $11.3 million, including transaction costs, which was recognized in Selling, General, and Administrative. Results of operations for Mountain Prairie, LLC were primarily reflected within the Retail segment through the date of divestiture.

NOTE C - GOODWILL AND INTANGIBLE ASSETS

Goodwill: The change in the carrying amount of goodwill for the six months ended April 27, 2025, is:

In thousands	Retail	Foodservice	International	Total
Balance at October 27, 2024	$2,916,796	$1,748,355	$258,336	$4,923,487
Foreign Currency Translation	—	—	(2,852)	(2,852)
Balance at April 27, 2025	$2,916,796	$1,748,355	$255,484	$4,920,635

Intangible Assets: The intangible assets by type are:

	April 27, 2025			October 27, 2024
In thousands	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived Intangible Assets
Customer Relationships	$143,139	$(73,516)	$69,623	$168,239	$(93,536)	$74,703
Other Definite-lived Intangibles	59,241	(22,233)	37,008	59,241	(20,107)	39,134
Trade Names/Trademarks	6,210	(6,210)	—	6,210	(5,996)	214
Foreign Currency Translation	—	(4,518)	(4,518)	—	(4,458)	(4,458)
Total Definite-lived Intangible Assets	$208,590	$(106,477)	$102,113	$233,690	$(124,097)	$109,593
Indefinite-lived Intangible Assets
Brands/Trade Names/Trademarks			$1,629,582			$1,629,582
Other Indefinite-lived Intangibles			184			184
Foreign Currency Translation			(7,069)			(6,655)
Total Indefinite-lived Intangible Assets			1,622,697			1,623,112
Total Intangible Assets			$1,724,810			$1,732,705

Amortization expense on intangible assets is as follows:

	Quarter Ended		Six Months Ended
In thousands	April 27, 2025	April 28, 2024	April 27, 2025	April 28, 2024
Amortization Expense	$3,588	$3,978	$7,418	$8,442

Estimated annual amortization expense on intangible assets for the five fiscal years after October 27, 2024, is as follows:

In thousands	Amortization Expense
2025	$14,624
2026	14,169
2027	13,927
2028	12,972
2029	11,504

NOTE D - INVESTMENTS IN AFFILIATES

Equity in Earnings of Affiliates consists of:

		Quarter Ended		Six Months Ended
In thousands	% Owned	April 27, 2025	April 28, 2024	April 27, 2025	April 28, 2024
MegaMex Foods, LLC(1)	50%	$8,473	$8,288	$17,776	$16,379
Other Equity Method Investments(2)	Various (25-45%)	6,877	6,894	13,685	14,894
Total Equity in Earnings of Affiliates		$15,350	$15,182	$31,461	$31,273
(1)    MegaMex Foods, LLC is reflected in the Retail segment.
(2)    Other Equity Method Investments are primarily reflected in the International segment but also include corporate venturing investments.

Distributions received from equity method investees consists of:

	Quarter Ended		Six Months Ended
In thousands	April 27, 2025	April 28, 2024	April 27, 2025	April 28, 2024
Dividends	$6,250	$10,000	$26,144	$25,731

The Company recognized basis differences of $324.8 million upon the purchase of a minority interest in PT Garudafood Putra Putri Jaya Tbk (Garudafood) and $21.3 million associated with the formation of MegaMex Foods, LLC. As of April 27, 2025, basis differences of $298.4 million, which includes the impact of foreign currency translation, and $8.0 million were remaining for Garudafood and MegaMex Foods, LLC, respectively. The basis differences associated with definite-lived assets are being amortized through Equity in Earnings of Affiliates over the associated useful lives. Based on quoted market prices, the fair value of the common stock held in Garudafood was $242.2 million as of April 25, 2025.

NOTE E - INVENTORIES

Principal components of inventories are:

In thousands	April 27, 2025	October 27, 2024
Finished Products	$1,035,774	$881,295
Raw Materials and Work-in-Process	431,747	427,834
Operating Supplies	135,818	147,333
Maintenance Materials and Parts	125,898	119,837
Total Inventories	$1,729,237	$1,576,300

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

Other Derivatives: The Company holds certain futures and swap contracts to manage the Company’s exposure to fluctuations in grain and pork commodity markets for which it has not applied hedge accounting. Activity related to derivatives not designated for hedge accounting was immaterial to the consolidated financial statements during the quarter and six months ended April 27, 2025, and April 28, 2024.

Volume: The Company’s outstanding contracts related to its commodity hedging programs include:

In millions	April 27, 2025		October 27, 2024
Corn	30.7	bushels	29.2	bushels
Lean Hogs	200.6	pounds	175.6	pounds
Natural Gas	3.0	MMBtu	4.2	MMBtu
Diesel Fuel	6.0	gallons	4.0	gallons

Fair Value of Derivatives: The gross fair values of the Company’s derivative instruments designated as hedges are:

	April 27, 2025		October 27, 2024
In thousands	Assets	Liabilities	Assets	Liabilities
Gross Fair Value of Commodity Contracts	$11,120	$(3,055)	$9,851	$(12,638)
Counterparty and Collateral Netting Offset(1)	2,276	3,055	(1,785)	12,638
Amounts Recognized on Consolidated Statements of Financial Position(2)	$13,396	$—	$8,066	$—
(1)    Per the terms of the Company’s master netting arrangements, the gross fair value of the Company’s commodity contracts was offset by the right to reclaim net cash collateral of $5.3 million (including cash of $5.6 million and $0.2 million of realized loss) as of April 27, 2025, and the right to reclaim net cash collateral of $10.9 million (including cash of $26.5 million and $15.6 million of realized loss) as of October 27, 2024.
(2)    The Company’s commodity contracts are reflected in Prepaid Expenses and Other Current Assets.

Fair Value Hedge - Assets (Liabilities): The carrying amount of the Company’s fair value hedged assets (liabilities) are:

In thousands	Location on Consolidated Statements of Financial Position	April 27, 2025	October 27, 2024
Commodity Contracts	Accounts Payable(1)	$2	$(2,902)
(1)    Represents the carrying amount of fair value hedged assets and liabilities, which are offset by other assets included in master netting arrangements described above.

Accumulated Other Comprehensive Loss Impact: As of April 27, 2025, the Company included in AOCL pre-tax hedging gains of $7.5 million on commodity contracts and gains of $11.0 million related to interest rate settled positions. The Company expects to recognize the majority of the gains on commodity contracts over the next twelve months. Gains on interest rate contracts offset the hedged interest payments over the tenor of the associated debt instruments.

The pre-tax gains (losses) recognized in AOCL related to the Company’s derivative instruments are:

	Quarter Ended		Six Months Ended
In thousands	April 27, 2025	April 28, 2024	April 27, 2025	April 28, 2024
Commodity Contracts	$(6,135)	$7,299	$13,000	$1,685
Excluded Component(1)	(96)	657	(183)	1,813
(1)    Represents the time value of commodity options excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in AOCL.

The pre-tax gains (losses) reclassified from AOCL into earnings related to the Company’s derivative instruments are:

	Location on Consolidated Statements of Operations	Quarter Ended		Six Months Ended
In thousands		April 27, 2025	April 28, 2024	April 27, 2025	April 28, 2024
Commodity Contracts	Cost of Products Sold	$(1,326)	$(8,155)	$(3,467)	$(19,756)
Interest Rate Contracts	Interest Expense	247	247	494	494

See Note H - Accumulated Other Comprehensive Loss for the after-tax impact of these gains or losses on Net Earnings.

Consolidated Statements of Operations Impact: The effect on the Consolidated Statements of Operations for pre-tax gains (losses) related to the Company’s derivative instruments are:

	Quarter Ended		Six Months Ended
In thousands	April 27, 2025	April 28, 2024	April 27, 2025	April 28, 2024
Net Earnings Attributable to Hormel Foods Corporation	$180,017	$189,278	$350,592	$408,140

Cash Flow Hedges - Commodity Contracts
Gain (Loss) Reclassified from AOCL	(1,326)	(8,155)	(3,467)	(19,756)
Amortization of Excluded Component from Options	(211)	(850)	(419)	(2,006)
Fair Value Hedges - Commodity Contracts
Gain (Loss) on Commodity Futures(1)	(571)	1,033	1,133	4,628
Total Gain (Loss) on Commodity Contracts(2)	(2,107)	(7,972)	(2,753)	(17,134)

Cash Flow Hedges - Interest Rate Contracts
Gain (Loss) Reclassified from AOCL	247	247	494	494
Fair Value Hedge - Interest Rate Contracts
Amortization of Loss Due to Discontinuance of Fair Value Hedge(3)	—	(3,125)	—	(6,250)
Total Gain (Loss) on Interest Rate Contracts(4)	247	(2,878)	494	(5,755)

Total Gain (Loss) Recognized in Earnings	$(1,860)	$(10,849)	$(2,259)	$(22,890)

(1)    Represents gains or losses on commodity contracts designated as fair value hedges that were closed during the quarter and six months ended April 27, 2025, and April 28, 2024, which were offset by a corresponding gain or loss on the underlying hedged purchase commitment. Additional gains or losses related to changes in the fair value of open commodity contracts, along with the offsetting gain or loss on the hedged purchase commitment, are also marked-to-market through earnings with no impact on a net basis.
(2)    Total Gain (Loss) on Commodity Contracts is recognized in earnings through Cost of Products Sold.
(3)    Represents the fair value hedging adjustment amortized through earnings.
(4)    Total Gain (Loss) on Interest Rate Contracts is recognized in earnings through Interest Expense.

NOTE G - PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic cost of defined benefit plans consists of:

	Pension Benefits
	Quarter Ended		Six Months Ended
In thousands	April 27, 2025	April 28, 2024	April 27, 2025	April 28, 2024
Service Cost	$11,973	$9,023	$23,947	$18,076
Interest Cost	17,646	18,336	35,292	36,672
Expected Return on Plan Assets	(21,737)	(19,377)	(43,474)	(38,755)
Amortization of Prior Service Cost (Credit)	319	(221)	639	(443)
Recognized Actuarial Loss (Gain)	3,014	3,317	6,027	6,634
Net Periodic Cost	$11,215	$11,077	$22,431	$22,183

	Post-retirement Benefits
	Quarter Ended		Six Months Ended
In thousands	April 27, 2025	April 28, 2024	April 27, 2025	April 28, 2024
Service Cost	$41	$41	$83	$82
Interest Cost	2,479	2,896	4,959	5,792
Amortization of Prior Service Cost (Credit)	(14)	2	(12)	4
Recognized Actuarial Loss (Gain)	(40)	(318)	(80)	(635)
Net Periodic Cost	$2,466	$2,622	$4,950	$5,244

Non-service cost components of net pension and post-retirement benefit cost are presented within Interest and Investment Income.

NOTE H - ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of Accumulated Other Comprehensive Loss are as follows:

In thousands	Foreign Currency Translation	Pension & Other Benefits		Derivatives & Hedging		Equity Method Investments		Accumulated Other Comprehensive Loss
Balance at January 26, 2025	$(97,427)	$(184,959)		$17,853		$(6,730)		$(271,263)
Unrecognized Gains (Losses)	—			—
Gross	(27,898)	73		(6,231)		81		(33,976)
Tax Effect	—	—		1,521		—		1,521
Reclassification into Net Earnings	—	—		—				—
Gross	—	3,279	(1)	1,079	(2)	1,821	(3)	6,179
Tax Effect	—	(810)		(252)		—		(1,062)
Change Net of Tax	(27,898)	2,542		(3,883)		1,902		(27,338)
Balance at April 27, 2025	$(125,326)	$(182,417)		$13,970		$(4,828)		$(298,601)

Balance at October 27, 2024	$(70,794)	$(187,325)		$1,991		$(7,204)		$(263,331)
Unrecognized Gains (Losses)
Gross	(54,532)	(46)		12,817		(849)		(42,610)
Tax Effect	—	—		(3,113)		—		(3,113)
Reclassification into Net Earnings
Gross	—	6,574	(1)	2,973	(2)	3,225	(3)	12,772
Tax Effect	—	(1,620)		(699)		—		(2,319)
Change Net of Tax	(54,532)	4,908		11,979		2,376		(35,270)
Balance at April 27, 2025	$(125,326)	$(182,417)		$13,970		$(4,828)		$(298,601)

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

	Fair Value Measurements at April 27, 2025
In thousands	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Short-term Marketable Securities	$29,293	$6,055	$23,238	$—
Other Trading Securities	208,649	—	208,649	—
Commodity Derivatives	11,160	10,586	574	—
Total Assets at Fair Value	$249,102	$16,641	$232,461	$—
Liabilities at Fair Value
Deferred Compensation	$59,521	$—	$59,521	$—
Commodity Derivatives	3,078	2,131	946	—
Total Liabilities at Fair Value	$62,598	$2,131	$60,467	$—

	Fair Value Measurements at October 27, 2024
In thousands	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Short-term Marketable Securities	$24,742	$5,134	$19,608	$—
Other Trading Securities	209,729	—	209,729	—
Commodity Derivatives	9,890	9,575	314	—
Total Assets at Fair Value	$244,361	$14,710	$229,652	$—
Liabilities at Fair Value
Deferred Compensation	$62,101	$—	$62,101	$—
Commodity Derivatives	12,638	11,127	1,510	—
Total Liabilities at Fair Value	$74,738	$11,127	$63,611	$—

The following methods and assumptions were used to estimate the fair value of the financial assets and liabilities above:

Short-term Marketable Securities: The Company holds securities as part of a portfolio maintained to generate investment income and to provide cash for operations of the Company, if necessary. The portfolio is managed by a third party who is responsible for daily trading activities, and all assets within the portfolio are highly liquid. The cash, U.S. government securities, and money market funds held by the portfolio are classified as Level 1. The current investment portfolio also includes corporate bonds and other asset backed securities for which there is an active, quoted market. Market prices are obtained from a variety of industry providers, large financial institutions, and other third-party sources to calculate a representative daily market value, and therefore, these securities are classified as Level 2.

Deferred Compensation and Other Trading Securities: The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred compensation plans. These funds are managed by a third-party insurance policy, and the funds' values represent their cash surrender value based on the fair value of the underlying investments in the account. These policies are classified as Level 2. The majority of the funds held in the rabbi trust relate to supplemental executive retirement plans and are invested in fixed income investments. The declared rate on these investments is set based on a formula using the yield of the general account investment portfolio supporting the fund, as adjusted for expenses and other charges. The rate is guaranteed for one year at issue and may be reset annually on the policy anniversary, subject to a guaranteed minimum rate. During the quarter and six months ended April 27, 2025, investments held by the rabbi trust generated losses of $3.7 million and $1.1 million, respectively, compared to gains of $2.4 million and $13.9 million for the quarter and six months ended April 28, 2024, respectively.

Under the Company’s deferred compensation plans, participants can defer certain types of compensation and elect to receive a return based on the changes in fair value of various investment options, which include equity securities, money market accounts, bond funds, or other portfolios for which there is an active quoted market. The Company also offers a fixed rate investment option to participants. The rate earned on these investments is adjusted annually based on a specified percent of the U.S. Internal Revenue Service (IRS) applicable federal rates. These liabilities are classified as Level 2. The Company's funding in the rabbi trust related to deferred compensation plans generally mirrors the investment selections within the plans.

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

The Company’s financial assets and liabilities include cash and cash equivalents, accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value due to their short-term maturities. The Company does not carry its long-term debt at fair value on the Consolidated Statements of Financial Position. The fair value of long-term debt, utilizing discounted cash flows (Level 2), was $2.5 billion as of April 27, 2025, and October 27, 2024. See Note K - Long-term Debt and Other Borrowing Arrangements for additional information.

The Company measures certain nonfinancial assets and liabilities including goodwill, intangible assets, and property, plant, and equipment at fair value on a nonrecurring basis. There were no material fair value remeasurements of nonfinancial assets or liabilities during the quarter and six months ended April 27, 2025, and April 28, 2024.

NOTE J - COMMITMENTS AND CONTINGENCIES

There were no material changes outside the ordinary course of business during the quarter and six months ended April 27, 2025, to the purchase commitments and other commitments and guarantees last disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 27, 2024.

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

Pork Antitrust Litigation
Beginning in June 2018, a series of class action complaints were filed against the Company, as well as several other pork-processing companies and a benchmarking service called Agri Stats, in the U.S. District Court for the District of Minnesota styled In re Pork Antitrust Litigation (the Pork Antitrust Litigation). The Class Plaintiffs alleged, among other things, that beginning in January 2009, the defendants conspired and combined to fix, raise, maintain, and stabilize the price of pork and pork products—including through the use of Agri Stats—in violation of federal antitrust laws. Since the original filing, certain plaintiffs opted out of class treatment and began proceeding with individual direct actions making similar claims (Non-Class Direct-Action Plaintiffs), including claims of violations of state antitrust laws. The plaintiffs seek treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees.

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

For the one Non-Class Direct-Action Plaintiff, the settlement amount of $0.2 million was recorded as Accrued Expenses on the Consolidated Statements of Financial Position in the first quarter of fiscal 2025 and was paid in the second quarter of fiscal 2025. All settlement amounts were recorded in Selling, General, and Administrative in the Consolidated Statements of Operations.

In the second quarter of fiscal 2025, the U.S. District Court for the District of Minnesota (Court) granted the Company’s Motion for Summary Judgment and dismissed the Company from the federal litigation. Certain defendants have challenged the Court's summary judgement decision.

The Company continues to defend against state claims brought by one Non-Class Direct Action Plaintiff. The Company has not recorded any liability for this matter as it does not believe a loss is probable. The Company cannot reasonably estimate any reasonably possible loss. The Company believes that it has valid and meritorious defenses against the allegations.

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

Poultry Wages Antitrust Litigation
In December 2019, a putative class of non-supervisory production and maintenance employees at poultry-processing plants in the continental U.S. filed an amended consolidated class action complaint against Jennie-O Turkey Store, Inc. and various other poultry processing companies in the U.S. District Court for the District of Maryland styled Jien, et al. v. Perdue Farms, Inc., et al. (the Poultry Wages Antitrust Litigation). In the operative amended complaint filed in February 2022, the plaintiffs alleged that, since 2000, the defendants directly and through wage surveys and a benchmarking service exchanged information regarding compensation in an effort to depress and fix wages and benefits for employees at poultry-processing plants, feed mills, and hatcheries in violation of federal antitrust laws. The complaint sought, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest, as well as declaratory and injunctive relief. In July 2022, the Court partially granted the Company’s motion to dismiss and dismissed plaintiffs’ per se wage-fixing claim as to the Company.

Although the Company strongly denies liability, continues to deny the allegations asserted by the plaintiffs, and believes it has valid defenses, to avoid the uncertainty, risk, expense, and distraction of continued litigation, the Company executed a settlement agreement with the plaintiffs on August 20, 2024, to settle this matter for the payment of $3.5 million. The Company recorded the agreed-upon settlement amount as Accrued Expenses on the Consolidated Statements of Financial Position and in Selling, General, and Administrative in the Consolidated Statements of Operations for the third quarter of fiscal 2024. The Company paid the settlement in the second quarter of fiscal 2025.

Red Meat Wages Antitrust Litigation
In November 2022, a putative class of non-supervisory production and maintenance employees at “red meat” processing plants in the continental U.S. filed a class action complaint against the Company and various other beef- and pork-processing companies in the U.S. District Court for the District of Colorado styled Brown, et al. v. JBS USA Food Co., et al. (the Red Meat Wages Antitrust Litigation). In the operative amended complaint filed in January 2024, the plaintiffs alleged that, since 2000, the defendants directly and through wage surveys and a benchmarking service exchanged information regarding compensation in an effort to depress and fix wages and benefits for employees at beef- and pork-processing plants in violation of federal antitrust laws. The complaint sought, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest, as well as declaratory and injunctive relief.

Although the Company strongly denies liability, continues to deny the allegations asserted by the plaintiffs, and believes it has valid defenses, to avoid the uncertainty, risk, expense, and distraction of continued litigation, the Company executed a settlement agreement with the plaintiffs on August 20, 2024, agreeing to pay $13.5 million and provide certain data and information. The Company recorded the agreed-upon settlement amount as Accrued Expenses on the Consolidated Statements of Financial Position and in Selling, General, and Administrative in the Consolidated Statements of Operations for the third quarter of fiscal 2024. The settlement has been approved by the Court and was paid in the second quarter of fiscal 2025.

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

NOTE K - LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS
Long-term Debt consists of:

In thousands	April 27, 2025	October 27, 2024
Senior Unsecured Notes with Interest at 3.050% Interest Due Semi-annually through June 2051 Maturity Date	$600,000	$600,000
Senior Unsecured Notes with Interest at 1.800% Interest Due Semi-annually through June 2030 Maturity Date	1,000,000	1,000,000
Senior Unsecured Notes with Interest at 1.700% Interest Due Semi-annually through June 2028 Maturity Date	750,000	750,000
Senior Unsecured Notes with Interest at 4.800% Interest Due Semi-annually through March 2027 Maturity Date	500,000	500,000
Unamortized Discount on Senior Notes	(6,267)	(6,687)
Unamortized Debt Issuance Costs	(14,201)	(15,628)
Finance Lease Liabilities	25,263	27,541
Other Financing Arrangements	3,152	3,530
Total Debt	2,857,946	2,858,756
Less: Current Maturities of Long-term Debt	7,249	7,813
Long-term Debt Less Current Maturities	$2,850,697	$2,850,944

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

Unsecured Revolving Credit Facility: On March 25, 2025, the Company entered into an unsecured revolving credit agreement with Wells Fargo Bank, National Association as administrative agent, swing line lender and issuing lender, U.S. Bank National Association, JPMorgan Chase Bank, N.A. and BofA Securities, Inc. as syndication agents and the lenders party thereto. The revolving credit agreement provides for an unsecured revolving credit facility with an aggregate principal commitment amount at any time outstanding of up to $750.0 million with an uncommitted increase option of an additional $375.0 million upon the satisfaction of certain conditions.

Interest on funds borrowed under the revolving credit agreement will be charged, depending on the applicable currency, at either a risk-free rate, as defined in the revolving credit agreement, (with borrowings in U.S. dollars at the Term Secured Overnight Financing Rate) or a Eurocurrency rate for certain foreign currencies or a base rate with respect to U.S. dollars to be selected by the Company at the time of borrowing plus an applicable margin of 0.575% to 1.160% for Eurocurrency rate loans and 0.0% to 0.160% for base rate loans, depending on the Company’s debt rating issued by S&P and Moody’s. A variable fee of 0.050% to 0.090% is paid for the availability of this credit line. Extensions of credit under the facility may be made in the form of revolving loans, swing line loans, and letters of credit. The lending commitments under the agreement are scheduled to expire on March 25, 2030, at which time the Company will be required to pay in full all obligations then outstanding. Concurrent with entering this revolving credit agreement, the Company terminated its existing $750.0 million credit facility that was entered into on May 6, 2021. The Company had no outstanding borrowings from either facility as of April 27, 2025, and October 27, 2024.

Debt Covenants: The Company is required by certain covenants in its debt agreements to maintain specified levels of financial ratios and financial position, including maintaining a minimum interest coverage ratio. As of April 27, 2025, the Company was in compliance with all covenants.

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

The Company’s effective tax rate for the quarter and six months ended April 27, 2025, was 22.0% and 21.9%, respectively, compared to 22.5% and 23.0%, respectively, for the corresponding periods a year ago. The Company benefited primarily from higher federal deductions, the purchase of federal transferable energy tax credits, and favorable state audit settlements in the second quarter and first six months of fiscal 2025.

Unrecognized tax benefits, including interest and penalties, are primarily recorded in Other Long-term Liabilities. If recognized as of April 27, 2025, these benefits would impact the Company’s effective tax rate by $16.4 million compared to $16.6 million as of April 28, 2024. The Company includes accrued interest and penalties related to uncertain tax positions in Provision for Income Taxes, with immaterial expenses included during the quarter ended April 27, 2025, and April 28, 2024. The amount of accrued interest and penalties associated with unrecognized tax benefits was $2.8 million at April 27, 2025, and $2.5 million at April 28, 2024.

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

The Company is in various stages of audit by several state taxing authorities on a variety of fiscal years, as far back as 2015. While it is reasonably possible that one or more of these audits may be completed within the next 12 months and the related unrecognized tax benefits may change based on the status of the examinations, as of April 27, 2025, it was not possible to reasonably estimate the effect of any amount of such change to previously recorded uncertain tax positions.

The Company is subject to various examinations by foreign tax authorities. With limited exceptions, the Company is no longer subject to foreign tax examinations for fiscal years prior to 2018 for material jurisdictions. See Note J - Commitments and Contingencies for additional information.

Tax Legislation: The Organization for Economic Cooperation and Development published a framework for Pillar Two of the Global Anti-Base Erosion Rules which is designed to coordinate participating jurisdictions in updating the international tax system to ensure that large multinational companies pay a minimum tax of 15%. Many countries have enacted, or begun the process of enacting, laws based on the Pillar Two framework. The Company considered the applicable tax laws in relevant jurisdictions and concluded the impact of Pillar Two was not material to the Company's tax provision for the quarter and six months ended April 27, 2025. The Company will continue to evaluate the impact of such legislative changes but does not expect the new tax laws to have a material effect on the Company’s consolidated financial statements in future reporting periods.

NOTE M - EARNINGS PER SHARE DATA

The reported net earnings attributable to the Company were used when computing basic and diluted earnings per share. Diluted earnings per share was calculated using the treasury stock method. The shares used as the denominator for those computations are as follows:

	Quarter Ended		Six Months Ended
In thousands	April 27, 2025	April 28, 2024	April 27, 2025	April 28, 2024
Basic Weighted-average Shares Outstanding	550,277	547,868	549,868	547,444
Dilutive Potential Common Shares	334	817	365	859
Diluted Weighted-average Shares Outstanding	550,611	548,685	550,233	548,303

Antidilutive Potential Common Shares	22,394	18,214	21,086	18,053

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

	Quarter Ended		Six Months Ended
In thousands	April 27, 2025	April 28, 2024	April 27, 2025	April 28, 2024
Net Sales
Retail	$1,783,835	$1,788,556	$3,673,968	$3,699,827
Foodservice	936,442	932,003	1,866,627	1,845,090
International	178,533	166,794	347,028	339,346
Total Net Sales	$2,898,810	$2,887,352	$5,887,623	$5,884,263

Segment Profit
Retail	$137,135	$132,399	$256,281	$281,904
Foodservice	140,633	149,302	279,459	299,466
International	18,407	23,202	39,252	43,234
Total Segment Profit	296,175	304,903	574,992	624,603
Net Unallocated Expense	65,411	60,694	126,111	94,714
Noncontrolling Interest	(275)	(70)	(320)	(204)
Earnings Before Income Taxes	$230,489	$244,139	$448,561	$529,685

The Company’s products primarily consist of meat and other food products. Total revenue contributed by classes of similar products are:

	Quarter Ended		Six Months Ended
In thousands	April 27, 2025	April 28, 2024	April 27, 2025	April 28, 2024
Perishable	$2,076,241	$2,029,418	$4,228,063	$4,135,989
Shelf-stable	822,569	857,934	1,659,560	1,748,274
Total Net Sales	$2,898,810	$2,887,352	$5,887,623	$5,884,263

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

The Company reported diluted earnings per share of $0.33 for the second quarter of fiscal 2025, down 3 percent compared to the same period last year. Adjusted diluted earnings per share(1) was $0.35. Significant factors impacting the quarter are listed below. All comparisons are to the same period of the prior year unless otherwise noted.

•Net sales for the second quarter were comparable to the prior year. Organic net sales(1) increased 1 percent with growth from the Foodservice and International segments and comparable net sales in the Retail segment.
•Total segment profit for the second quarter decreased 3 percent. Segment profit growth in the Retail segment was more than offset by declines in segment profit for each of the Foodservice and International segments.
•Retail segment profit grew in the second quarter primarily due to benefits from operational efficiencies as part of the Transform and Modernize (T&M) initiative and favorable selling, general, and administrative (SG&A) expenses.
•Foodservice segment profit decreased in the second quarter, as higher net sales were more than offset by margin pressures, primarily in non-core businesses.
•International segment profit declined in the second quarter, as meaningful net sales growth was primarily offset by a shift in export customer mix and softness in Brazil.

•Earnings before income taxes for the second quarter decreased 6 percent, as the benefits from higher net sales and lower SG&A expenses were more than offset by higher cost of products sold and lower interest and investment income compared to the prior period. Adjusted earnings before income taxes(1) decreased 8 percent.
•The pre-tax impact of non-recurring expenses related to the Company’s T&M initiative in the second quarter of fiscal 2025 was $16.6 million, most of which was recorded in SG&A.
•Cash flow from operations was $366 million for the first six months of fiscal 2025, a 43 percent decrease from the comparable period of the prior year. The decline in cash flow from operations was primarily due to an inventory build in the second quarter of fiscal 2025 in advance of the important summer selling season.

Changes in global trade policies, including recently announced tariffs and retaliatory tariffs, did not have a material impact on our results of operations during the second quarter or first six months of fiscal 2025. The Company continues to monitor and evaluate the impact of proposed and enacted tariffs, including proposed and enacted retaliatory tariffs, and other trade restrictions, as well as our ability to mitigate their impacts, which remains uncertain.

Consolidated Results

Volume, Net Sales, Earnings, and Diluted Earnings Per Share

	Quarter Ended			Six Months Ended
In thousands, except per share amounts	April 27, 2025	April 28, 2024	% Change	April 27, 2025	April 28, 2024	% Change
Volume (lbs.)	999,390	1,059,843	(5.7)	2,054,698	2,161,397	(4.9)
Organic Volume (lbs.)(1)	999,390	1,043,258	(4.2)	2,054,698	2,128,882	(3.5)
Net Sales	$2,898,810	$2,887,352	0.4	$5,887,623	$5,884,263	0.1
Organic Net Sales(1)	2,898,810	2,859,141	1.4	5,887,623	5,829,154	1.0
Earnings Before Income Taxes	230,489	244,139	(5.6)	448,561	529,685	(15.3)
Net Earnings Attributable to Hormel Foods Corporation	180,017	189,278	(4.9)	350,592	408,140	(14.1)
Diluted Earnings Per Share	0.33	0.34	(2.9)	0.64	0.74	(13.5)
Adjusted Diluted Earnings Per Share(1)	0.35	0.38	(7.9)	0.70	0.79	(11.4)
(1)    See the “Non-GAAP Measures” section below for a description of the Company’s use of measures not defined by United States (U.S.) Generally Accepted Accounting Principles (GAAP).

Volume and Net Sales
Net sales increased and volume decreased for the second quarter and first six months of fiscal 2025 compared to the prior year.

For the second quarter of fiscal 2025, net sales increased in each of the Foodservice and International segments and were comparable in the Retail segment. Organic net sales(1) growth was broad-based in the Foodservice segment, with notable contributions from the customized solutions business and the turkey portfolio. The International segment drove net sales performance through exports and robust growth in the China market. Within the Retail segment, the Mexican portfolio and value-added turkey products each delivered high-single-digit growth, which was primarily offset by the impacts of promotional timing.

For the first six months of fiscal 2025, net sales increased in each of the Foodservice and International segments and decreased in the Retail segment. The Foodservice segment led the Company's overall organic net sales(1) growth through the customized solutions business, the turkey portfolio, and premium prepared proteins. In the International segment, the China market and exports were the largest contributors to top-line performance. For the Retail segment, growth from value-added turkey, Applegate® natural and organic meats, the Mexican portfolio, and the SPAM® family of products was primarily offset by declines in branded and private label deli meats.

For the second quarter of fiscal 2025, volume growth in the International segment was more than offset by volume declines in the Retail and Foodservice segments. For the first six months of fiscal 2025, organic volume(1) in the Foodservice segment was comparable to the prior year. Volume increased in the International segment and declined in the Retail segment for the first six months of fiscal 2025.

In the third quarter of fiscal 2025, the Company expects net sales growth from each of its segments compared to the prior year.

Cost of Products Sold

	Quarter Ended			Six Months Ended
In thousands	April 27, 2025	April 28, 2024	% Change	April 27, 2025	April 28, 2024	% Change
Cost of Products Sold	$2,414,377	$2,383,546	1.3	$4,927,957	$4,871,723	1.2

Cost of products sold for the second quarter and first six months of fiscal 2025 increased primarily due to higher commodity input costs, mainly nuts, pork bellies and beef. On a per pound basis, cost of products sold for the second quarter and first six months of fiscal 2025 increased compared to the prior year.

Gross Profit

	Quarter Ended			Six Months Ended
In thousands	April 27, 2025	April 28, 2024	% Change	April 27, 2025	April 28, 2024	% Change
Gross Profit	$484,433	$503,806	(3.8)	$959,666	$1,012,539	(5.2)
Percent of Net Sales	16.7%	17.4%		16.3%	17.2%

For the second quarter and first six months of fiscal 2025, gross profit as a percent of net sales declined. For the second quarter of fiscal 2025, gross profit as a percent of net sales was comparable for the Retail segment and decreased for the International and Foodservice segments. All segments benefited from savings realized as part of the Company’s T&M initiative in the second quarter and first six months of fiscal 2025.

For the third quarter of fiscal 2025, the Company expects gross profit as a percent of net sales to increase compared to last year. The Company expects gross profit as a percent of net sales to increase for the Retail segment, to be comparable for the Foodservice segment, and to decrease for the International segment.

Selling, General, and Administrative (SG&A)

	Quarter Ended			Six Months Ended
In thousands	April 27, 2025	April 28, 2024	% Change	April 27, 2025	April 28, 2024	% Change
SG&A	$251,432	$266,668	(5.7)	$514,445	$507,054	1.5
Percent of Net Sales	8.7%	9.2%		8.7%	8.6%
Adjusted SG&A(1)	$237,657	$244,898	(3.0)	$475,138	$476,568	(0.3)
Adjusted Percent of Net Sales(1)	8.2%	8.5%		8.1%	8.1%
(1)    See the “Non-GAAP Measures” section below for a description of the Company’s use of measures not defined by U.S. GAAP.

For the second quarter of fiscal 2025, SG&A and SG&A as a percent of net sales decreased, primarily due to the lapping of prior year legal expenses and lower advertising expenses. For the first six months of fiscal 2025, SG&A and SG&A as a percent of net sales increased, as the loss on the sale of a non-core sow operation and increased expenses related to the T&M initiative were partially offset by the lapping of prior year legal expenses and lower advertising expenses.

Advertising investments in the second quarter were $36 million, a decrease of 18 percent compared to last year. The decline was partially due to year over year timing impacts for investments in the Planters® brand. For the first six months of fiscal 2025, advertising investments were $80 million, a decrease of 10 percent compared to last year. The Company expects advertising investments to increase in the second half of fiscal 2025 compared to the prior year.

Equity in Earnings of Affiliates

	Quarter Ended			Six Months Ended
In thousands	April 27, 2025	April 28, 2024	% Change	April 27, 2025	April 28, 2024	% Change
Equity in Earnings of Affiliates	$15,350	$15,182	1.1	$31,461	$31,273	0.6

Equity in earnings of affiliates for the second quarter and first six months of fiscal 2025 was comparable to the prior year as favorable results for MegaMex Foods, LLC, were offset by the results of the Company’s other equity method investments.

Interest and Investment Income and Interest Expense

	Quarter Ended			Six Months Ended
In thousands	April 27, 2025	April 28, 2024	% Change	April 27, 2025	April 28, 2024	% Change
Interest and Investment Income	$1,653	$13,497	(87.8)	$10,857	$32,932	(67.0)
Interest Expense	19,516	21,679	(10.0)	38,977	40,005	(2.6)

Interest and investment income for the second quarter and first six months of fiscal 2025 decreased predominately due to lower cash balances and performance from the rabbi trust. Interest expense decreased in the second quarter and first six months of fiscal 2025 as the benefit from lapping prior year amortization of interest rate swaps was partially offset by higher interest due to the prior year debt issuance.

Effective Tax Rate

	Quarter Ended		Six Months Ended
	April 27, 2025	April 28, 2024	April 27, 2025	April 28, 2024
Effective Tax Rate	22.0%	22.5%	21.9%	23.0%

The effective tax rate in the second quarter of fiscal 2025 was 22.0% compared to 22.5% last year. The Company benefited primarily from higher federal deductions, the purchase of federal transferable energy tax credits, and favorable state audit settlements in the second quarter and first six months of fiscal 2025. For additional information, refer to Note L - Income Taxes of the Notes to the Consolidated Financial Statements.

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

	Quarter Ended			Six Months Ended
In thousands	April 27, 2025	April 28, 2024	% Change	April 27, 2025	April 28, 2024	% Change
Net Sales
Retail	$1,783,835	$1,788,556	(0.3)	$3,673,968	$3,699,827	(0.7)
Foodservice	936,442	932,003	0.5	1,866,627	1,845,090	1.2
International	178,533	166,794	7.0	347,028	339,346	2.3
Total Net Sales	$2,898,810	$2,887,352	0.4	$5,887,623	$5,884,263	0.1

Segment Profit
Retail	$137,135	$132,399	3.6	$256,281	$281,904	(9.1)
Foodservice	140,633	149,302	(5.8)	279,459	299,466	(6.7)
International	18,407	23,202	(20.7)	39,252	43,234	(9.2)
Total Segment Profit	296,175	304,903	(2.9)	574,992	624,603	(7.9)
Net Unallocated Expense	65,411	60,694	7.8	126,111	94,714	33.1
Noncontrolling Interest	(275)	(70)	(291.9)	(320)	(204)	(56.7)
Earnings Before Income Taxes	$230,489	$244,139	(5.6)	$448,561	$529,685	(15.3)

Retail

	Quarter Ended			Six Months Ended
In thousands	April 27, 2025	April 28, 2024	% Change	April 27, 2025	April 28, 2024	% Change
Volume (lbs.)	677,277	724,994	(6.6)	1,414,162	1,490,406	(5.1)
Net Sales	$1,783,835	$1,788,556	(0.3)	$3,673,968	$3,699,827	(0.7)
Segment Profit	137,135	132,399	3.6	256,281	281,904	(9.1)

Net sales in the second quarter of fiscal 2025 were comparable to the prior year, as high-single-digit growth from both our Mexican portfolio and value-added turkey products was primarily offset by the impacts of promotional timing. Two-thirds of the Retail segment's volume decline in the quarter was due to lower commodity shipments and contract manufacturing. The segment's flagship and rising brands continued to hold leadership positions in their respective categories in the quarter. Notably, the Planters® brand exceeded volume and net sales expectations for the second quarter of fiscal 2025, while demand for Jennie-O® lean ground turkey remained strong.

For the first six months of fiscal 2025, net sales for the Retail segment declined, as growth from value-added turkey products, Applegate® natural and organic meats, the Mexican portfolio, and the SPAM® family of products was primarily offset by declines in branded and private label deli meats. Over one-half of the Retail segment’s volume decline for the first six months of fiscal 2025 was due to lower commodity shipments and contract manufacturing.

Retail segment profit increased in the second quarter of fiscal 2025, primarily due to benefits from operational efficiencies as part of the T&M initiative and favorable SG&A expenses. For the first six months of fiscal 2025, segment profit decreased due to lower net sales and higher raw material costs.

For the third quarter of fiscal 2025, Retail segment profit is anticipated to increase compared to the prior year, driven by top-line growth and year over year benefits from the T&M initiative.

Foodservice

	Quarter Ended			Six Months Ended
In thousands	April 27, 2025	April 28, 2024	% Change	April 27, 2025	April 28, 2024	% Change
Volume (lbs.)	242,595	261,832	(7.3)	486,449	517,839	(6.1)
Organic Volume (lbs.)(1)	242,595	245,246	(1.1)	486,449	485,323	0.2
Net Sales	$936,442	$932,003	0.5	$1,866,627	$1,845,090	1.2
Organic Net Sales(1)	936,442	903,792	3.6	1,866,627	1,789,981	4.3
Segment Profit	140,633	149,302	(5.8)	279,459	299,466	(6.7)
(1)    See the “Non-GAAP Measures” section below for a description of the Company’s use of measures not defined by U.S. GAAP.

Organic net sales(1) growth was broad-based in the Foodservice segment in the second quarter of fiscal 2025, with notable contributions from the customized solutions business and the turkey portfolio. Branded products such as Jennie-O®, Hormel® Fire Braised™ meats and Café H® globally inspired proteins delivered another quarter of strong volume and net sales growth. Several categories achieved volume growth in the second quarter of fiscal 2025, despite industry softness. Volume growth in these categories was more than offset by the impact of reduced commodity shipments.

For the first six months of fiscal 2025, organic net sales(1) growth in the Foodservice segment was led by the customized solutions business, the Jennie-O® turkey portfolio, and premium prepared proteins. Organic volume(1) was comparable to the prior year period.

Segment profit decreased for the second quarter and first six months of fiscal 2025 as higher net sales were more than offset by margin pressures, primarily in non-core businesses.

The Foodservice segment continued to benefit from an extensive range of solutions-based products, its direct-selling organization and a diverse channel presence during the second quarter and first six months of fiscal 2025.

For the third quarter of fiscal 2025, the Company expects Foodservice segment profit to increase compared to the prior year, driven by organic top-line growth.

International

	Quarter Ended			Six Months Ended
In thousands	April 27, 2025	April 28, 2024	% Change	April 27, 2025	April 28, 2024	% Change
Volume (lbs.)	79,518	73,017	8.9	154,087	153,153	0.6
Net Sales	$178,533	$166,794	7.0	$347,028	$339,346	2.3
Segment Profit	18,407	23,202	(20.7)	39,252	43,234	(9.2)

Double-digit volume and net sales growth in exports, and robust growth in the China market drove top-line performance in the International segment in the second quarter of fiscal 2025. Strong shipments within the refrigerated portfolio, primarily of bacon and pepperoni, made the largest contribution to export growth. Our in-country China business continued to benefit from top-line momentum in both the retail and foodservice channels, supported by innovative product launches. For the first six months of fiscal 2025, the China market and exports were the largest contributors to top-line performance.

International segment profit decreased in the second quarter of fiscal 2025 as meaningful net sales growth was primarily offset by a temporary shift in export customer mix and softness in Brazil. For the first six months of fiscal 2025, segment profit declined, as net sales growth was primarily offset by softness in Brazil.

In the third quarter of fiscal 2025, the Company expects International segment profit to increase compared to the prior year. Value-added growth across China is expected to be partially offset by continued softness in Brazil.

Unallocated Income and Expense

	Quarter Ended		Six Months Ended
In thousands	April 27, 2025	April 28, 2024	April 27, 2025	April 28, 2024
Net Unallocated Expense	$65,411	$60,694	$126,111	$94,714
Noncontrolling Interest	(275)	(70)	(320)	(204)

For the second quarter of fiscal 2025, net unallocated expense increased driven by reduced interest income and unfavorable rabbi trust performance, which was partially offset by the absence of prior year pork antitrust litigation settlements. Net unallocated expense also increased for the first six months of fiscal 2025 due to these factors as well as the loss on sale of a non-core sow operation.

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

Transform and Modernize (T&M) Initiative
In the fourth quarter of fiscal 2023, the Company announced a multi-year T&M initiative. In presenting non-GAAP measures, the Company adjusts for (i.e., excludes) expenses for this initiative that are non-recurring, which are primarily project-based external consulting fees and expenses related to supply chain and portfolio optimization (e.g., asset write-offs, severance, or relocation-related costs). The Company believes that non-recurring costs associated with the T&M initiative are not reflective of the Company’s ongoing operating cost structure; therefore, the Company is excluding these discrete costs. The Company does not adjust for (i.e., does not exclude) certain costs related to the T&M initiative that are expected to continue after the project ends, such as software license fees and internal employee expenses, because those costs are considered ongoing in nature as a component of normal operating costs. The Company also does not adjust for savings realized through the T&M initiative as these are considered ongoing in nature and reflective of expected future operating performance.

Loss on Sale of Business
In the first quarter of fiscal 2025, the Company sold Mountain Prairie, LLC, a non-core sow operation, resulting in a loss on the sale. The Company believes the one-time detriment from the sale, including transaction costs, is not reflective of the Company’s ongoing operating cost structure, is not indicative of the Company’s core operating performance, and is not meaningful when comparing the Company’s operating performance against that of prior periods. Thus, the Company has adjusted for (i.e. excluded) the loss.

Legal Matters
From time to time, the Company incurs expenses related to discrete legal matters that the Company believes are not indicative of the Company’s core operating performance, do not reflect expected future operating costs, and are not meaningful when comparing the Company’s operating performance against that of prior periods. The Company adjusts for (i.e., excludes) these expenses.

Litigation Settlements
In the second quarter of fiscal 2024, the Company agreed to settle with three classes of plaintiffs in the pork antitrust litigation. In the first quarter of fiscal 2025, the Company entered into a settlement agreement with an additional plaintiff in this matter. See Note J - Commitments and Contingencies of the Notes to the Consolidated Financial Statements for additional information.

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

	Quarter Ended		Six Months Ended
In thousands, except per share amounts	April 27, 2025	April 28, 2024	April 27, 2025	April 28, 2024
Cost of Products Sold (GAAP)	$2,414,377	$2,383,546	$4,927,957	$4,871,723
Transform and Modernize Initiative(1)	(2,777)	(1,823)	(2,963)	(3,420)
Adjusted Cost of Products Sold (Non-GAAP)	$2,411,600	$2,381,723	$4,924,994	$4,868,303

SG&A (GAAP)	$251,432	$266,668	$514,445	$507,054
Transform and Modernize Initiative(2)	(13,775)	(10,021)	(27,743)	(18,736)
Loss on Sale of Business	—	—	(11,324)	—
Litigation Settlements	—	(11,750)	(240)	(11,750)
Adjusted SG&A (Non-GAAP)	$237,657	$244,898	$475,138	$476,568

Operating Income (GAAP)	$248,352	$252,320	$476,682	$536,758
Transform and Modernize Initiative(1)(2)	16,552	11,843	30,706	22,156
Loss on Sale of Business	—	—	11,324	—
Litigation Settlements	—	11,750	240	11,750
Adjusted Operating Income (Non-GAAP)	$264,903	$275,914	$518,952	$570,665

Earnings Before Income Taxes (GAAP)	$230,489	$244,139	$448,561	$529,685
Transform and Modernize Initiative(1)(2)	16,552	11,843	30,706	22,156
Loss on Sale of Business	—	—	11,324	—
Litigation Settlements	—	11,750	240	11,750
Adjusted Earnings Before Income Taxes (Non-GAAP)	$247,040	$267,732	$490,831	$563,591

Provision for Income Taxes (GAAP)	$50,747	$54,931	$98,289	$121,749
Transform and Modernize Initiative(1)(2)	3,641	2,665	6,727	4,985
Loss on Sale of Business	—	—	2,469	—
Litigation Settlements	—	2,644	52	2,644
Adjusted Provision for Income Taxes (Non-GAAP)	$54,388	$60,240	$107,537	$129,378

Net Earnings Attributable to Hormel Foods Corporation (GAAP)	$180,017	$189,278	$350,592	$408,140
Transform and Modernize Initiative(1)(2)	12,910	9,179	23,979	17,171
Loss on Sale of Business	—	—	8,855	—
Litigation Settlements	—	9,106	188	9,106
Adjusted Net Earnings Attributable to Hormel Foods Corporation (Non-GAAP)	$192,928	$207,562	$383,615	$434,418

Diluted Earnings Per Share (GAAP)	$0.33	$0.34	$0.64	$0.74
Transform and Modernize Initiative(1)(2)	0.02	0.02	0.04	0.03
Loss on Sale of Business	—	—	0.02	—
Litigation Settlements	—	0.02	—	0.02
Adjusted Diluted Earnings Per Share (Non-GAAP)	$0.35	$0.38	$0.70	$0.79

	Quarter Ended		Six Months Ended
	April 27, 2025	April 28, 2024	April 27, 2025	April 28, 2024
SG&A as a Percent of Net Sales (GAAP)	8.7%	9.2%	8.7%	8.6%
Transform and Modernize Initiative(2)	(0.5)	(0.3)	(0.5)	(0.3)
Loss on Sale of Business	—	—	(0.2)	—
Litigation Settlements	—	(0.4)	—	(0.2)
Adjusted SG&A as a Percent of Net Sales (Non-GAAP)	8.2%	8.5%	8.1%	8.1%

Operating Margin (GAAP)	8.6%	8.7%	8.1%	9.1%
Transform and Modernize Initiative(1)(2)	0.6	0.4	0.5	0.4
Loss on Sale of Business	—	—	0.2	—
Litigation Settlements	—	0.4	—	0.2
Adjusted Operating Margin (Non-GAAP)	9.1%	9.6%	8.8%	9.7%

(1)    Comprised primarily of asset write-offs and severance expenses related to supply chain and portfolio optimization.
(2)    Comprised primarily of project-based external consulting fees.

ORGANIC VOLUME AND ORGANIC NET SALES (NON-GAAP)

	Quarter Ended
	April 27, 2025	April 28, 2024
In thousands	GAAP	GAAP	Divestiture	Non-GAAP Organic	Non-GAAP % Change
Volume (lbs.)
Retail	677,277	724,994	—	724,994	(6.6)
Foodservice	242,595	261,832	(16,585)	245,246	(1.1)
International	79,518	73,017	—	73,017	8.9
Total Volume (lbs.)	999,390	1,059,843	(16,585)	1,043,258	(4.2)

Net Sales
Retail	$1,783,835	$1,788,556	$—	$1,788,556	(0.3)
Foodservice	936,442	932,003	(28,211)	903,792	3.6
International	178,533	166,794	—	166,794	7.0
Total Net Sales	$2,898,810	$2,887,352	$(28,211)	$2,859,141	1.4

	Six Months Ended
	April 27, 2025	April 28, 2024
In thousands	GAAP	GAAP	Divestiture	Non-GAAP Organic	Non-GAAP % Change
Volume (lbs.)
Retail	1,414,162	1,490,406	—	1,490,406	(5.1)
Foodservice	486,449	517,839	(32,516)	485,323	0.2
International	154,087	153,153	—	153,153	0.6
Total Volume (lbs.)	2,054,698	2,161,397	(32,516)	2,128,882	(3.5)

Net Sales
Retail	$3,673,968	$3,699,827	$—	$3,699,827	(0.7)
Foodservice	1,866,627	1,845,090	(55,109)	1,789,981	4.3
International	347,028	339,346	—	339,346	2.3
Total Net Sales	$5,887,623	$5,884,263	$(55,109)	$5,829,154	1.0

LIQUIDITY AND CAPITAL RESOURCES

When assessing its liquidity and capital resources, the Company evaluates cash and cash equivalents, short-term and long-term investments, income from operations, and borrowing capacity.

Cash Flow Highlights

	Six Months Ended
In thousands	April 27, 2025	April 28, 2024
Cash and Cash Equivalents at End of Period	$669,688	$1,486,368
Cash Provided by (Used in) Operating Activities	365,646	640,127
Cash Provided by (Used in) Investing Activities	(138,668)	(112,716)
Cash Provided by (Used in) Financing Activities	(292,629)	221,072
Increase (Decrease) in Cash and Cash Equivalents	(72,193)	749,836

Cash and cash equivalents decreased $72 million during the first six months of fiscal 2025 as the Company utilized cash on hand to make additional purchases of inventory, capital assets, and energy tax credits as well as fund regular dividend payments. During the first six months of fiscal 2024, cash and cash equivalents increased $750 million primarily as a result of proceeds received from the issuance of long-term debt. Cash provided by operating activities was sufficient to cover dividend payments and capital expenditures during the first six months of fiscal 2024. Additional details related to significant drivers of cash flows are provided below.

Cash Provided by (Used in) Operating Activities
•Cash flows from operating activities were largely impacted by changes in operating assets and liabilities.
–Inventory increased $156 million during the first six months of fiscal 2025 compared to a decrease of $7 million in the comparable period of the prior year. The increase in inventory during fiscal 2025 was driven by intentional seasonal and promotional inventory build, as well as softer sales. The decrease in inventory during fiscal 2024 was due to improvements in the Company’s supply chain, partially offset by higher levels of turkey on hand.
–Accounts payable and accrued expenses decreased $77 million and $78 million during the first six months of fiscal 2025 and fiscal 2024, respectively. The decrease during fiscal 2025 was driven by annual incentive payments, legal settlements, and livestock and feed deferral payments which were partially offset by higher marketing accruals. The decrease during fiscal 2024 was caused by the general timing of payments, annual incentive payments, and livestock and feed deferral payments, which were partially offset by higher accruals for marketing and legal expenses.
–Net income taxes payable decreased $12 million during the first six months of fiscal 2025, compared to an increase of $29 million in the comparable period of the prior year. The decrease in fiscal 2025 was the result of purchasing federal transferable energy tax credits.
–Accounts receivable decreased $71 million and $88 million during the first six months of fiscal 2025 and fiscal 2024, respectively, primarily due to lower sales compared to the fourth quarter of the prior year.

Cash Provided by (Used in) Investing Activities
•Capital expenditures were $147 million and $107 million during the first six months of fiscal 2025 and fiscal 2024, respectively. The largest project during both years was for the transition from harvest to value-added capacity for Hormel® Fire Braised® products and Applegate® products at the facility in Barron, Wisconsin. Other significant projects included investments in data and technology during fiscal 2025 and wastewater infrastructure to support operations in Austin, Minnesota during fiscal 2024.
•Proceeds from the sale of business were $13.1 million during the first six months of fiscal 2025, primarily from the sale of the Company’s equity interest in Mountain Prairie, LLC.

Cash Provided by (Used in) Financing Activities
•In the first six months of fiscal 2024, proceeds from the issuance of long-term debt were $498 million due to the Company's issuance of senior unsecured notes with aggregate principal amount of $500 million.
•Cash dividends paid to the Company’s shareholders totaled $314 million during the first six months of fiscal 2025, compared to $305 million in the comparable period of fiscal 2024.
•Proceeds from the exercise of stock options were $26 million in the first six months of fiscal 2025, compared to $27 million in the first six months of fiscal 2024.

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

Dividend Payments
The Company remains committed to providing returns to investors through cash dividends on its common stock. The Company has paid 387 consecutive quarterly dividends since becoming a public company in 1928. The Board of Directors approved an increased annual dividend rate for fiscal 2025, raising it to $1.16 per share from $1.13 per share, representing the 59th consecutive annual dividend increase.

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

Debt
As of April 27, 2025, the Company’s outstanding debt included $2.9 billion of fixed rate unsecured senior notes due in fiscal 2027, 2028, 2030, and 2051 with interest payable semi-annually. During the first six months of fiscal 2025, the Company made $37 million of interest payments and the Company expects to make an additional $37 million of interest payments during fiscal 2025 on these notes. See Note K - Long-term Debt and Other Borrowing Arrangements of the Notes to the Consolidated Financial Statements for additional information.

Borrowing Capacity
As a source of short-term financing, the Company maintains a $750 million unsecured revolving credit facility. The maximum commitment under this credit facility may be further increased by $375 million upon the satisfaction of certain conditions. Extensions of credit under the facility may be applied by the Company to refinance existing indebtedness and for working capital and other general corporate purposes, including acquisition funding, and may be made in the form of revolving loans, swing line loans, and letters of credit. The lending commitments under the facility are scheduled to expire on March 25, 2030, at which time the Company will be required to pay in full all obligations then outstanding. As of April 27, 2025, the Company had no outstanding borrowings from this facility.

Debt Covenants
The Company’s debt agreements contain customary terms and conditions including representations, warranties, and covenants. These debt covenants limit the ability of the Company to, among other things, incur debt for borrowed money secured by certain liens, or engage in certain sale and leaseback transactions, and the covenants require the Company to maintain certain consolidated financial ratios. As of April 27, 2025, the Company was in compliance with all covenants in its debt agreements and expects to maintain compliance in the future.

Cash Held by International Subsidiaries
As of April 27, 2025, the Company’s international subsidiaries held $247 million of cash and cash equivalents. The Company maintains all undistributed earnings as permanently reinvested. The Company evaluates the balance and uses of cash held internationally based on the needs of the business.

Share Repurchases
The Company is authorized to repurchase 3,677,494 shares of common stock as part of an existing plan approved by the Company’s Board of Directors. Under the share repurchase authorization, the Company may repurchase shares periodically, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The share repurchase authorization has no expiration date. The Company did not repurchase any shares of stock during the first six months of fiscal 2025. The Company continues to evaluate share repurchases as part of its capital allocation strategy.

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

The Company cautions readers not to place undue reliance on forward-looking statements, which represent current views as of the date made. Forward-looking statements are inherently at risk to changes in the Company’s business as well as the national and worldwide economic environment. The risks and uncertainties that could cause actual results to differ from those anticipated or projected include, among other things, risks related to the deterioration of economic conditions; risks associated with acquisitions, joint ventures, equity investments, and divestitures; risks and uncertainties associated with intangible assets, including any future goodwill or intangible assets impairment charges; the risk of disruption of operations, including at owned facilities, co-manufacturers, suppliers, logistics providers, customers, or other third-party service providers; the risk that the Company may fail to realize anticipated cost savings or operating profit improvements associated with strategic initiatives, including the Transform and Modernize initiative; risk of loss of a significant contract or unfavorable changes in the Company’s relationships with significant customers; risk of the Company’s inability to protect information technology (IT) systems against, or effectively respond to, cyber attacks, security breaches or other IT interruptions, against or involving the Company’s IT systems or those of others with whom it does business; risk of the Company’s failure to timely replace legacy technologies; deterioration of labor relations or labor availability or increases to labor costs; general risks of the food industry, including those related to food safety, such as costs resulting from food contamination, product recalls, the remediation of food safety events at its facilities, including the production disruption at the Suffolk, Virginia, facility, food-specific laws or regulations, or outbreaks of disease among livestock and poultry flocks; fluctuations in commodity prices and availability of raw materials and other inputs; fluctuations in market demand for the Company’s products, including due to private label products and lower-priced alternatives; risks related to the Company’s ability to respond to changing consumer preferences, diets and eating patterns, and the success of innovation and marketing investments; damage to the Company’s reputation or brand image; risks associated with climate change, or legal, regulatory, or market measures to address climate change; risks of litigation; potential sanctions and compliance costs arising from government regulation; compliance with stringent environmental regulations and potential environmental litigation; and risks arising from the fact that the Company operates globally, with product manufactured and sold in foreign markets and a variety of inputs sourced from around the world, these risks including geopolitical risk, exchange rate risk, legal, tax, and regulatory risk, and risks associated with trade policies, export and import controls, and tariffs.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various forms of market risk as a part of its ongoing business practices including commodity price risk, interest rate risk, foreign currency exchange rate risk, investment risk, and credit risk, among others.

Commodity Price Risk: The Company is subject to commodity price risk through grain, lean hog, natural gas, and diesel fuel markets. To reduce these exposures and offset the fluctuations caused by changes in market conditions, the Company employs hedging programs. These programs utilize futures, swaps, and options contracts and are accounted for as cash flow hedges. The fair value of the Company’s cash flow commodity contracts as of April 27, 2025 was $7.8 million compared to $(5.9) million as of October 27, 2024. The Company measures its market risk exposure on its cash flow commodity contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices. A 10 percent decrease in the market price would have negatively impacted the fair value of the Company’s cash flow commodity contracts as of April 27, 2025 by $29.2 million, which in turn would have lowered the Company’s future cost on purchased commodities by a similar amount.

Interest Rate Risk: The Company is subject to interest rate risk primarily from changes in fair value of long-term fixed rate debt. The Company’s long-term debt had a fair value of $2.5 billion as of April 27, 2025, and October 27, 2024. The Company measures its market risk exposure of long-term fixed rate debt using a sensitivity analysis, which considers a 10 percent change in interest rates. A 10 percent decrease in interest rates would have positively impacted the fair value of the Company’s long-term debt as of April 27, 2025 by $68.0 million. A 10 percent increase would have negatively impacted the long-term debt by $63.2 million.

Foreign Currency Exchange Rate Risk: The fair values of certain Company assets are subject to fluctuations in foreign currency exchange rates. The Company’s net asset position in foreign currencies was $1.2 billion as of April 27, 2025, and October 27, 2024, with most of the exposure existing in Chinese yuan, Indonesian rupiah, and Brazilian real. The Company currently does not use market risk sensitive instruments to manage this risk.

Investment Risk: The Company has corporate-owned life insurance policies classified as trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans. As of April 27, 2025, the balance of these securities totaled $208.6 million compared to $209.7 million as of October 27, 2024. The rabbi trust is invested primarily in fixed income funds. The Company is subject to market risk due to fluctuations in the value of the remaining investments as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis. A 10 percent decline in the value of the investments not held in fixed income funds would have negatively impacted the Company’s pre-tax earnings by approximately $10.1 million, while a 10 percent increase in value would have a positive impact of the same amount.

Concentration of Credit Risk: The Company is exposed to credit risk from its customers. The Company regularly assesses the credit worthiness of its customers. As of April 27, 2025, and October 27, 2024, one customer accounted for more than 10% of net accounts receivable.

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

(b)    Internal Control over Financial Reporting.
The Company is in the midst of a multi-year transformation project to achieve better analytics, customer service, and process efficiencies through the use of Oracle Cloud Solutions. During fiscal 2024, the Company began implementing the order-to-cash phase at certain business locations. Additional implementations are expected to continue over the next several years. Emphasis has been on the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities throughout each development and deployment phase.

With the exception of the order-to-cash implementation described above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) in the second quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuer purchases of equity securities in the quarter ended April 27, 2025. On January 29, 2013, the Company’s Board of Directors authorized the repurchase of 10,000,000 shares of its common stock with no expiration date. On January 26, 2016, the Board of Directors approved a two-for-one split of the Company’s common stock to be effective January 27, 2016. As part of the stock split resolution, the number of shares remaining to be repurchased was adjusted proportionately. As of April 27, 2025, the maximum number of shares that may yet be purchased under the repurchase plans or programs is 3,677,494.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

During the fiscal quarter ended April 27, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as the terms are defined in Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

10.1
U.S. $750,000,000 Credit Agreement, dated as of March 25, 2025, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and Issuing Lender, and the lenders identified on the signature pages thereof (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 26, 2025, File No. 001- 02402.)

31.1	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 27, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Financial Position, (iv) Consolidated Statements of Changes in Shareholders’ Investment, (v) Consolidated Condensed Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 27, 2025, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORMEL FOODS CORPORATION
(Registrant)

Date: May 29, 2025	By:	/s/ JACINTH C. SMILEY
JACINTH C. SMILEY
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 29, 2025	By:	/s/ PAUL R. KUEHNEMAN
PAUL R. KUEHNEMAN
Vice President and Controller
(Principal Accounting Officer)