Form 10-Q
period 2025-07-27
HORMEL FOODS CORP /DE/
filed 2025-08-28
CIK 48465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 27, 2025
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes    ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒ Yes    ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 24, 2025
Common Stock	$0.01465	par value	549,998,433
Common Stock Nonvoting	$0.01	par value	0

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Quarter Ended		Nine Months Ended
In thousands, except per share amounts	July 27, 2025	July 28, 2024	July 27, 2025	July 28, 2024
Net Sales	$3,032,876	$2,898,443	$8,920,499	$8,782,706
Cost of Products Sold	2,545,567	2,410,075	7,473,524	7,281,798
Gross Profit	487,309	488,369	1,446,975	1,500,908
Selling, General, and Administrative	258,713	259,653	773,158	766,707
Equity in Earnings of Affiliates	11,153	7,977	42,614	39,250
Operating Income	239,748	236,693	716,430	773,452
Interest and Investment Income	16,227	10,484	27,084	43,416
Interest Expense	19,461	21,459	58,438	61,464
Earnings Before Income Taxes	236,514	225,719	685,076	755,404
Provision for Income Taxes	52,818	48,984	151,107	170,733
Net Earnings	183,696	176,735	533,968	584,671
Less: Net Earnings (Loss) Attributable to Noncontrolling Interest	(46)	34	(366)	(170)
Net Earnings Attributable to Hormel Foods Corporation	$183,742	$176,701	$534,334	$584,842

Net Earnings Per Share
Basic	$0.33	$0.32	$0.97	$1.07
Diluted	$0.33	$0.32	$0.97	$1.07

Weighted-average Shares Outstanding
Basic	550,408	548,685	550,048	547,858
Diluted	550,723	549,266	550,396	548,624

See Notes to the Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

	Quarter Ended		Nine Months Ended
In thousands	July 27, 2025	July 28, 2024	July 27, 2025	July 28, 2024
Net Earnings	$183,696	$176,735	$533,968	$584,671
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	16,772	(29,075)	(38,427)	(36,931)
Pension and Other Benefits	2,523	2,008	7,431	6,205
Derivatives and Hedging	(1,190)	(18,601)	10,788	(1,397)
Equity Method Investments	5,756	(6,770)	8,132	(10,330)
Total Other Comprehensive Income (Loss)	23,861	(52,438)	(12,075)	(42,453)
Comprehensive Income	207,557	124,297	521,893	542,218
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	221	(357)	(766)	(502)
Comprehensive Income Attributable to Hormel Foods Corporation	$207,337	$124,653	$522,660	$542,720

See Notes to the Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Unaudited

In thousands, except share and per share amounts	July 27, 2025	October 27, 2024
Assets
Cash and Cash Equivalents	$599,189	$741,881
Short-term Marketable Securities	31,480	24,742
Accounts Receivable (Net of Allowance for Doubtful Accounts of $3,660 at July 27, 2025, and $3,712 at October 27, 2024)	764,338	817,908
Inventories	1,821,860	1,576,300
Taxes Receivable	50,559	50,380
Prepaid Expenses and Other Current Assets	55,064	35,265
Total Current Assets	3,322,490	3,246,476
Goodwill	4,923,218	4,923,487
Intangible Assets	1,721,487	1,732,705
Pension Assets	192,123	205,964
Investments in Affiliates	698,632	719,481
Other Assets	426,068	411,889
Property, Plant, and Equipment
Land	74,411	75,159
Buildings	1,506,306	1,503,519
Equipment	2,940,137	2,905,058
Construction in Progress	330,408	228,726
Less: Allowance for Depreciation	(2,638,553)	(2,517,734)
Net Property, Plant, and Equipment	2,212,709	2,194,728
Total Assets	$13,496,726	$13,434,729
Liabilities and Shareholders’ Investment
Accounts Payable	$707,753	$735,604
Accrued Expenses	59,036	66,380
Accrued Marketing Expenses	117,328	108,156
Employee-related Expenses	251,860	283,490
Interest and Dividends Payable	174,361	175,941
Taxes Payable	28,454	21,916
Current Maturities of Long-term Debt	6,740	7,813
Total Current Liabilities	1,345,531	1,399,299
Long-term Debt Less Current Maturities	2,850,165	2,850,944
Pension and Post-retirement Benefits	386,554	379,891
Deferred Income Taxes	595,066	589,366
Other Long-term Liabilities	226,316	211,219
Shareholders’ Investment
Preferred Stock, Par Value $0.01 a Share — Authorized 160,000,000 Shares; Issued — None	—	—
Common Stock, Nonvoting, Par Value $0.01 a Share — Authorized 400,000,000 Shares; Issued — None	—	—
Common Stock, Par Value $0.01465 a Share — Authorized 1,600,000,000 Shares; Shares Issued as of July 27, 2025: 549,998,398 Shares Issued as of October 27, 2024: 548,605,305	8,057	8,037
Additional Paid-in Capital	617,598	571,178
Accumulated Other Comprehensive Loss	(275,006)	(263,331)
Retained Earnings	7,732,618	7,677,537
Hormel Foods Corporation Shareholders’ Investment	8,083,268	7,993,420
Noncontrolling Interest	9,824	10,590
Total Shareholders’ Investment	8,093,092	8,004,011
Total Liabilities and Shareholders’ Investment	$13,496,726	$13,434,729

See Notes to the Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT
Unaudited

	Quarter Ended July 28, 2024
		Hormel Foods Corporation Shareholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Investment
In thousands, except per share amounts	Shares	Amount	Shares	Amount
Balance at April 28, 2024	548,030	$8,028	—	$—	$549,130	$7,591,157	$(262,325)	$10,462	$7,896,452
Net Earnings (Loss)						176,701		34	176,735
Other Comprehensive Income (Loss)							(52,048)	(390)	(52,438)
Stock-based Compensation Expense					5,107				5,107
Exercise of Stock-based Compensation Awards, Net of Withholding Taxes	299	4			6,321				6,325
Declared Dividends – $0.2825 per Share					291	(155,248)			(154,957)
Balance at July 28, 2024	548,329	$8,033	—	$—	$560,849	$7,612,610	$(314,373)	$10,106	$7,877,225

	Quarter Ended July 27, 2025
		Hormel Foods Corporation Shareholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
In thousands, except per share amounts	Shares	Amount	Shares	Amount
Balance at April 27, 2025	549,888	$8,056	—	$—	$614,189	$7,708,693	$(298,601)	$9,604	$8,041,941
Net Earnings (Loss)						183,742		(46)	183,696
Other Comprehensive Income (Loss)							23,595	266	23,861
Stock-based Compensation Expense	(9)	—			4,853				4,852
Exercise of Stock-based Compensation Awards, Net of Withholding Taxes	120	2			(1,785)				(1,784)
Declared Dividends – $0.2900 per Share					342	(159,817)			(159,475)
Balance at July 27, 2025	549,998	$8,057	—	$—	$617,598	$7,732,618	$(275,006)	$9,824	$8,093,092

See Notes to the Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT
Unaudited

	Nine Months Ended July 28, 2024
		Hormel Foods Corporation Shareholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Investment
In thousands, except per share amounts	Shares	Amount	Shares	Amount
Balance at October 29, 2023	546,599	$8,007	—	$—	$506,179	$7,492,952	$(272,252)	$4,100	$7,738,985
Net Earnings (Loss)						584,842		(170)	584,671
Other Comprehensive Income (Loss)							(42,121)	(332)	(42,453)
Contribution from Noncontrolling Interest								6,508	6,508
Stock-based Compensation Expense	52	1			20,110				20,112
Exercise of Stock-based Compensation Awards, Net of Withholding Taxes	1,677	24			33,760				33,784
Declared Dividends – $0.8475 per Share					800	(465,183)			(464,383)
Balance at July 28, 2024	548,329	$8,033	—	$—	$560,849	$7,612,610	$(314,373)	$10,106	$7,877,225

	Nine Months Ended July 27, 2025
		Hormel Foods Corporation Shareholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
In thousands, except per share amounts	Shares	Amount	Shares	Amount
Balance at October 27, 2024	548,605	$8,037	—	$—	$571,178	$7,677,537	$(263,331)	$10,590	$8,004,011
Net Earnings (Loss)						534,334		(366)	533,968
Other Comprehensive Income (Loss)							(11,675)	(400)	(12,075)
Stock-based Compensation Expense	45	1			21,386				21,387
Exercise of Stock-based Compensation Awards, Net of Withholding Taxes	1,348	20			24,038				24,057
Declared Dividends – $0.8700 per Share					996	(479,252)			(478,257)
Balance at July 27, 2025	549,998	$8,057	—	$—	$617,598	$7,732,618	$(275,006)	$9,824	$8,093,092

See Notes to the Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended
In thousands	July 27, 2025	July 28, 2024
Operating Activities
Net Earnings	$533,968	$584,671
Adjustments to Reconcile to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	194,527	191,354
Equity in Earnings of Affiliates	(42,614)	(39,250)
Distributions Received from Equity Method Investees	38,847	32,997
Provision for Deferred Income Taxes	(1,405)	(1,422)
Non-cash Investment Activities	(9,181)	(20,502)
Stock-based Compensation Expense	21,387	20,112
Operating Lease Cost	30,473	27,869
Loss (Gain) on Sale of Business	10,800	—
Other Non-cash, Net	552	18,510
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Accounts Receivable	53,942	89,428
Decrease (Increase) in Inventories	(247,084)	30,596
Decrease (Increase) in Prepaid Expenses and Other Assets	1,290	(7,719)
Increase (Decrease) in Pension and Post-retirement Benefits	30,356	32,042
Increase (Decrease) in Accounts Payable and Accrued Expenses	(100,437)	(95,374)
Increase (Decrease) in Net Income Taxes Payable	6,921	(5,196)
Net Cash Provided by (Used in) Operating Activities	522,345	858,117
Investing Activities
Net Sale (Purchase) of Securities	(6,170)	(6,106)
Proceeds from Sale of Business	13,139	—
Purchases of Property, Plant, and Equipment	(219,444)	(172,656)
Proceeds from Sales of Property, Plant, and Equipment	91	432
Proceeds from (Purchases of) Affiliates and Other Investments	(3,283)	(6,681)
Proceeds from Company-owned Life Insurance	10,676	8,112
Net Cash Provided by (Used in) Investing Activities	(204,991)	(176,899)
Financing Activities
Proceeds from Long-term Debt	—	497,765
Payment of Debt Issuance Costs	—	(1,105)
Repayments of Long-term Debt and Finance Leases	(6,250)	(956,797)
Dividends Paid on Common Stock	(473,692)	(459,978)
Proceeds from Stock-based Compensation Plans, Net of Withholding Taxes	24,057	33,784
Proceeds from Noncontrolling Interest	—	6,508
Net Cash Provided by (Used in) Financing Activities	(455,884)	(879,823)
Effect of Exchange Rate Changes on Cash	(4,161)	(453)
Increase (Decrease) in Cash and Cash Equivalents	(142,692)	(199,057)
Cash and Cash Equivalents at Beginning of Year	741,881	736,532
Cash and Cash Equivalents at End of Period	$599,189	$537,476

Supplemental Non-cash Financing and Investing Activities:
Purchases of Property, Plant, and Equipment Included in Accounts Payable	$31,147	$18,635

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

Accounting Changes and Recent Accounting Pronouncements:

New Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The update is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment, and allows the disclosure of additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The update is effective for the Company's fiscal year ending October 26, 2025, and subsequent interim periods thereafter. Early adoption is permitted and requires retrospective application to all prior periods presented in the financial statements. The Company will adopt the provisions of this ASU in the fourth quarter of fiscal 2025. The adoption is not expected to have a material effect on the Company’s financial condition or results.

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The update is intended to enhance transparency and decision usefulness of annual income tax disclosures. This ASU updates income tax disclosure requirements by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. The update is effective for the Company's fiscal year ending October 25, 2026. The Company is currently assessing the impact of adopting the updated provisions.

In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Subsequently, in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The new guidance is intended to provide investors more detailed disclosures around specific types of expenses. The new disclosures require certain details for expenses presented on the face of the Consolidated Statements of Operations as well as selling expenses to be presented in the notes to the financial statements. As clarified by ASU 2025-01, the guidance is effective for the Company's fiscal year ending October 29, 2028, and subsequent interim periods thereafter. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Company is currently assessing the impact of adopting the updated guidance.

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

NOTE C - GOODWILL AND INTANGIBLE ASSETS

Goodwill: The change in the carrying amount of goodwill for the nine months ended July 27, 2025, is:

In thousands	Retail	Foodservice	International	Total
Balance at October 27, 2024	$2,916,796	$1,748,355	$258,336	$4,923,487
Foreign Currency Translation	—	—	(269)	(269)
Balance at July 27, 2025	$2,916,796	$1,748,355	$258,067	$4,923,218

Intangible Assets: The intangible assets by type are:

	July 27, 2025			October 27, 2024
In thousands	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived Intangible Assets
Customer Relationships	$143,139	$(76,047)	$67,092	$168,239	$(93,536)	$74,703
Other Definite-lived Intangibles	59,451	(23,505)	35,946	59,241	(20,107)	39,134
Trade Names/Trademarks	6,210	(6,210)	—	6,210	(5,996)	214
Foreign Currency Translation	—	(4,486)	(4,486)	—	(4,458)	(4,458)
Total Definite-lived Intangible Assets	$208,800	$(110,248)	$98,552	$233,690	$(124,097)	$109,593
Indefinite-lived Intangible Assets
Brands/Trade Names/Trademarks			$1,629,563			$1,629,582
Other Indefinite-lived Intangibles			—			184
Foreign Currency Translation			(6,628)			(6,655)
Total Indefinite-lived Intangible Assets			1,622,935			1,623,112
Total Intangible Assets			$1,721,487			$1,732,705

Amortization expense on intangible assets is as follows:

	Quarter Ended		Nine Months Ended
In thousands	July 27, 2025	July 28, 2024	July 27, 2025	July 28, 2024
Amortization Expense	$3,797	$3,968	$11,215	$12,409

Estimated annual amortization expense on intangible assets for the five fiscal years after October 27, 2024, is as follows:

In thousands	Amortization Expense
2025	$14,624
2026	14,169
2027	13,927
2028	12,972
2029	11,504

NOTE D - INVESTMENTS IN AFFILIATES

Equity in Earnings of Affiliates consists of:

		Quarter Ended		Nine Months Ended
In thousands	% Owned	July 27, 2025	July 28, 2024	July 27, 2025	July 28, 2024
MegaMex Foods, LLC(1)	50%	$5,755	$3,066	$23,531	$19,444
Other Equity Method Investments(2)	Various (25-45%)	5,398	4,912	19,083	19,806
Total Equity in Earnings of Affiliates		$11,153	$7,977	$42,614	$39,250
(1)    MegaMex Foods, LLC is reflected in the Retail segment.
(2)    Other Equity Method Investments are primarily reflected in the International segment but also include corporate venturing investments.

Distributions received from equity method investees consists of:

	Quarter Ended		Nine Months Ended
In thousands	July 27, 2025	July 28, 2024	July 27, 2025	July 28, 2024
Dividends	$12,703	$7,266	$38,847	$32,997

The Company recognized basis differences of $324.8 million upon the purchase of a minority interest in PT Garudafood Putra Putri Jaya Tbk (Garudafood) and $21.3 million associated with the formation of MegaMex Foods, LLC. As of July 27, 2025, basis differences of $303.7 million, which includes the impact of foreign currency translation, and $7.8 million were remaining for Garudafood and MegaMex Foods, LLC, respectively. The basis differences associated with definite-lived assets are being amortized through Equity in Earnings of Affiliates over the associated useful lives. Based on quoted market prices, the fair value of the common stock held in Garudafood was $248.9 million as of July 25, 2025.

NOTE E - INVENTORIES

Principal components of inventories are:

In thousands	July 27, 2025	October 27, 2024
Finished Products	$1,102,248	$881,295
Raw Materials and Work-in-Process	443,942	427,834
Operating Supplies	142,901	147,333
Maintenance Materials and Parts	132,769	119,837
Total Inventories	$1,821,860	$1,576,300

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

Cash Flow Interest Rate Hedges: In the second quarter of fiscal 2021, the Company designated two separate interest rate locks as cash flow hedges to manage interest rate risk associated with anticipated debt transactions. The total notional amount of the Company’s locks was $1.25 billion. In the third quarter of fiscal 2021, the associated unsecured senior notes were issued with tenors of seven and thirty years and both locks were lifted (See Note K - Long-term Debt and Other Borrowing Arrangements). Mark-to-market gains and losses on these instruments were deferred as a component of AOCL. The resulting gain in AOCL is reclassified to Interest Expense in the period in which the hedged transactions affect earnings.

Fair Value Interest Rate Hedge: In the first quarter of fiscal 2022, the Company entered into an interest rate swap to protect against changes in the fair value of a portion of previously issued senior unsecured notes attributable to the change in the benchmark interest rate. The hedge specifically designated the last $450 million of the $950 million aggregate principal amount of the Company's 0.650% notes due June 2024 (the 2024 Notes). The Company terminated the swap in the fourth quarter of fiscal 2022. The loss related to the swap was recorded as a fair value hedging adjustment to the hedged debt and amortized through earnings over the remaining life of the debt. In the third quarter of fiscal 2024, the fair value hedging adjustment was completely amortized to correspond with the payment of the 2024 Notes upon maturity.

Other Derivatives: The Company holds certain futures and swap contracts to manage the Company’s exposure to fluctuations in grain and pork commodity markets for which it has not applied hedge accounting. Activity related to derivatives not designated for hedge accounting was immaterial to the consolidated financial statements during the quarter and nine months ended July 27, 2025, and July 28, 2024.

Volume: The Company’s outstanding contracts related to its commodity hedging programs include:

In millions	July 27, 2025		October 27, 2024
Corn	27.1	bushels	29.2	bushels
Lean Hogs	183.2	pounds	175.6	pounds
Natural Gas	3.2	MMBtu	4.2	MMBtu
Diesel Fuel	5.7	gallons	4.0	gallons

Fair Value of Derivatives: The gross fair values of the Company’s derivative instruments designated as hedges are:

	July 27, 2025		October 27, 2024
In thousands	Assets	Liabilities	Assets	Liabilities
Gross Fair Value of Commodity Contracts	$13,884	$(6,101)	$9,851	$(12,638)
Counterparty and Collateral Netting Offset(1)	(3,816)	6,101	(1,785)	12,638
Amounts Recognized on Consolidated Statements of Financial Position(2)	$10,068	$—	$8,066	$—
(1)    Per the terms of the Company’s master netting arrangements, the gross fair value of the Company’s commodity contracts was offset by the right to reclaim net cash collateral of $2.3 million (including cash payable of $2.0 million and $4.3 million of realized gain) as of July 27, 2025, and the right to reclaim net cash collateral of $10.9 million (including cash receivable of $26.5 million and $15.6 million of realized loss) as of October 27, 2024.
(2)    The Company’s commodity contracts are reflected in Prepaid Expenses and Other Current Assets.

Fair Value Hedge - Assets (Liabilities): The carrying amount of the Company’s fair value hedged assets (liabilities) are:

In thousands	Location on Consolidated Statements of Financial Position	July 27, 2025	October 27, 2024
Commodity Contracts	Accounts Payable(1)	$(772)	$(2,902)
(1)    Represents the carrying amount of fair value hedged assets and liabilities, which are offset by other assets included in master netting arrangements described above.

Accumulated Other Comprehensive Loss Impact: As of July 27, 2025, the Company included in AOCL pre-tax hedging gains of $6.2 million on commodity contracts and gains of $10.8 million related to interest rate settled positions. The Company expects to recognize the majority of the gains on commodity contracts over the next twelve months. Gains on interest rate contracts offset the hedged interest payments over the tenor of the associated debt instruments.

The pre-tax gains (losses) recognized in AOCL related to the Company’s derivative instruments are:

	Quarter Ended		Nine Months Ended
In thousands	July 27, 2025	July 28, 2024	July 27, 2025	July 28, 2024
Commodity Contracts	$3,038	$(26,172)	$16,038	$(24,487)
Excluded Component(1)	39	299	(143)	2,112
(1)    Represents the time value of commodity options excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in AOCL.

The pre-tax gains (losses) reclassified from AOCL into earnings related to the Company’s derivative instruments are:

	Location on Consolidated Statements of Operations	Quarter Ended		Nine Months Ended
In thousands		July 27, 2025	July 28, 2024	July 27, 2025	July 28, 2024
Commodity Contracts	Cost of Products Sold	$4,361	$(1,541)	$894	$(21,297)
Interest Rate Contracts	Interest Expense	247	247	741	741

See Note H - Accumulated Other Comprehensive Loss for the after-tax impact of these gains or losses on Net Earnings.

Consolidated Statements of Operations Impact: The effect on the Consolidated Statements of Operations for pre-tax gains (losses) related to the Company’s derivative instruments are:

	Quarter Ended		Nine Months Ended
In thousands	July 27, 2025	July 28, 2024	July 27, 2025	July 28, 2024
Net Earnings Attributable to Hormel Foods Corporation	$183,742	$176,701	$534,334	$584,842

Cash Flow Hedges - Commodity Contracts
Gain (Loss) Reclassified from AOCL	4,361	(1,541)	894	(21,297)
Amortization of Excluded Component from Options	(237)	(472)	(656)	(2,478)
Fair Value Hedges - Commodity Contracts
Gain (Loss) on Commodity Futures(1)	679	1,139	1,812	5,766
Total Gain (Loss) on Commodity Contracts(2)	4,802	(874)	2,050	(18,008)

Cash Flow Hedges - Interest Rate Contracts
Gain (Loss) Reclassified from AOCL	247	247	741	741
Fair Value Hedge - Interest Rate Contracts
Amortization of Loss Due to Discontinuance of Fair Value Hedge(3)	—	(1,202)	—	(7,451)
Total Gain (Loss) on Interest Rate Contracts(4)	247	(955)	741	(6,710)

Total Gain (Loss) Recognized in Earnings	$5,050	$(1,828)	$2,791	$(24,718)

(1)    Represents gains or losses on commodity contracts designated as fair value hedges that were closed during the quarter and nine months ended July 27, 2025, and July 28, 2024, which were offset by a corresponding gain or loss on the underlying hedged purchase commitment. Additional gains or losses related to changes in the fair value of open commodity contracts, along with the offsetting gain or loss on the hedged purchase commitment, are also marked-to-market through earnings with no impact on a net basis.
(2)    Total Gain (Loss) on Commodity Contracts is recognized in earnings through Cost of Products Sold.
(3)    Represents the fair value hedging adjustment amortized through earnings.
(4)    Total Gain (Loss) on Interest Rate Contracts is recognized in earnings through Interest Expense.

NOTE G - PENSION AND OTHER POST-RETIREMENT BENEFITS

Net periodic cost of defined benefit plans consists of:

	Pension Benefits
	Quarter Ended		Nine Months Ended
In thousands	July 27, 2025	July 28, 2024	July 27, 2025	July 28, 2024
Service Cost	$11,973	$9,033	$35,920	$27,108
Interest Cost	17,646	18,336	52,938	55,008
Expected Return on Plan Assets	(21,737)	(19,377)	(65,211)	(58,132)
Amortization of Prior Service Cost (Credit)	319	(221)	958	(664)
Recognized Actuarial Loss (Gain)	3,014	3,317	9,041	9,951
Net Periodic Cost	$11,215	$11,086	$33,646	$33,270

	Post-retirement Benefits
	Quarter Ended		Nine Months Ended
In thousands	July 27, 2025	July 28, 2024	July 27, 2025	July 28, 2024
Service Cost	$41	$41	$124	$123
Interest Cost	2,480	2,895	7,438	8,687
Amortization of Prior Service Cost (Credit)	(6)	2	(18)	6
Recognized Actuarial Loss (Gain)	(40)	(317)	(120)	(952)
Net Periodic Cost	$2,475	$2,621	$7,425	$7,864

Non-service cost components of net pension and post-retirement benefit cost are presented within Interest and Investment Income.

NOTE H - ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of Accumulated Other Comprehensive Loss are as follows:

In thousands	Foreign Currency Translation	Pension & Other Benefits		Derivatives & Hedging		Equity Method Investments		Accumulated Other Comprehensive Loss
Balance at April 27, 2025	$(125,326)	$(182,417)		$13,970		$(4,828)		$(298,601)
Unrecognized Gains (Losses)	—			—
Gross	16,506	47		3,077		4,902		24,531
Tax Effect	—	—		(798)		—		(798)
Reclassification into Net Earnings	—	—		—				—
Gross	—	3,287	(1)	(4,608)	(2)	855	(3)	(466)
Tax Effect	—	(810)		1,138		—		328
Change Net of Tax	16,506	2,523		(1,190)		5,756		23,595
Balance at July 27, 2025	$(108,820)	$(179,894)		$12,780		$929		$(275,006)

Balance at October 27, 2024	$(70,794)	$(187,325)		$1,991		$(7,204)		$(263,331)
Unrecognized Gains (Losses)
Gross	(38,027)	1		15,894		4,052		(18,079)
Tax Effect	—	—		(3,910)		—		(3,910)
Reclassification into Net Earnings
Gross	—	9,861	(1)	(1,635)	(2)	4,080	(3)	12,306
Tax Effect	—	(2,430)		440		—		(1,991)
Change Net of Tax	(38,027)	7,431		10,788		8,132		(11,675)
Balance at July 27, 2025	$(108,820)	$(179,894)		$12,780		$929		$(275,006)

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

	Fair Value Measurements at July 27, 2025
In thousands	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Short-term Marketable Securities	$31,480	$6,640	$24,840	$—
Other Trading Securities	215,026	—	215,026	—
Commodity Derivatives	14,016	13,243	774	—
Total Assets at Fair Value	$260,522	$19,882	$240,640	$—
Liabilities at Fair Value
Deferred Compensation	$63,024	$—	$63,024	$—
Commodity Derivatives	6,101	5,343	758	—
Total Liabilities at Fair Value	$69,125	$5,343	$63,782	$—

	Fair Value Measurements at October 27, 2024
In thousands	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Short-term Marketable Securities	$24,742	$5,134	$19,608	$—
Other Trading Securities	209,729	—	209,729	—
Commodity Derivatives	9,890	9,575	314	—
Total Assets at Fair Value	$244,361	$14,710	$229,652	$—
Liabilities at Fair Value
Deferred Compensation	$62,101	$—	$62,101	$—
Commodity Derivatives	12,638	11,127	1,510	—
Total Liabilities at Fair Value	$74,738	$11,127	$63,611	$—

The following methods and assumptions were used to estimate the fair value of the financial assets and liabilities above:

Short-term Marketable Securities: The Company holds securities as part of a portfolio maintained to generate investment income and to provide cash for operations of the Company, if necessary. The portfolio is managed by a third party who is responsible for daily trading activities, and all assets within the portfolio are highly liquid. The cash, U.S. government securities, and money market funds held by the portfolio are classified as Level 1. The current investment portfolio also includes corporate bonds and other asset-backed securities for which there is an active, quoted market. Market prices are obtained from a variety of industry providers, large financial institutions, and other third-party sources to calculate a representative daily market value, and therefore, these securities are classified as Level 2.

Deferred Compensation and Other Trading Securities: The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred compensation plans. These funds are managed by a third-party insurance policy, and the funds' values represent their cash surrender value based on the fair value of the underlying investments in the account. These policies are classified as Level 2. The majority of the funds held in the rabbi trust relate to supplemental executive retirement plans and are invested in fixed income investments. The declared rate on these investments is set based on a formula using the yield of the general account investment portfolio supporting the fund, as adjusted for expenses and other charges. The rate is guaranteed for one year at issue and may be reset annually on the policy anniversary, subject to a guaranteed minimum rate. During the quarter and nine months ended July 27, 2025, investments held by the rabbi trust generated gains of $9.7 million and $8.6 million, respectively, compared to gains of $4.9 million and $18.8 million for the quarter and nine months ended July 28, 2024, respectively.

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

Commodity Derivatives: The Company’s commodity derivatives represent futures, swaps, and options contracts used in its hedging or other programs to offset price fluctuations associated with purchases of grain, natural gas, diesel fuel, lean hogs, and pork, and to minimize the price risk assumed when forward-priced contracts are offered to the Company’s commodity suppliers. The Company’s futures and options contracts for corn are traded on the Chicago Board of Trade, while futures contracts for lean hogs are traded on the Chicago Mercantile Exchange. These are active markets with quoted prices available, and these contracts are classified as Level 1. The Company holds natural gas, diesel fuel, and pork swap contracts that are over-the-counter instruments classified as Level 2. The value of the natural gas and diesel fuel swap contracts is calculated using quoted prices from the New York Mercantile Exchange, and the value of the pork swap contracts are calculated using a futures implied U.S. Department of Agriculture estimated pork cut-out value. All derivatives are reviewed for potential credit risk and risk of nonperformance. The net balance for commodity derivatives is included in Prepaid Expenses and Other Current Assets or Accounts Payable, as appropriate.

The Company’s financial assets and liabilities include cash and cash equivalents, accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value due to their short-term maturities. The Company does not carry its long-term debt at fair value on the Consolidated Statements of Financial Position. The fair value of long-term debt, utilizing discounted cash flows (Level 2), was $2.5 billion as of July 27, 2025, and October 27, 2024. See Note K - Long-term Debt and Other Borrowing Arrangements for additional information.

The Company measures certain nonfinancial assets and liabilities including goodwill, intangible assets, and property, plant, and equipment at fair value on a nonrecurring basis. There were no material fair value remeasurements of nonfinancial assets or liabilities during the quarter and nine months ended July 27, 2025, and July 28, 2024.

NOTE J - COMMITMENTS AND CONTINGENCIES

There were no material changes outside the ordinary course of business during the quarter and nine months ended July 27, 2025, to the purchase commitments and other commitments and guarantees last disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 27, 2024.

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

Tax Proceedings: Two current Company subsidiaries organized in Brazil, Clean Field Comércio de Produtos de Alimentícios LTDA and Omamori Indústria de Alimentos LTDA, along with a former subsidiary, Talis Distribuidora de Alimentos LTDA, which are reported in the International segment, have received tax deficiency notices from the State of São Paulo Tax Authority Office alleging underpayment of ICMS and ICMS-ST taxes, which are similar to value added taxes, for multiple tax years. The subsidiaries have filed objections to appeal these notices, and the proceedings are in various stages of the administrative review process. Any adverse outcomes at the administrative level are expected to be eligible for further appeal through judicial processes. The Company has not recorded any liability relating to these assessments and cannot reasonably estimate any reasonably possible loss at this time.

NOTE K - LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS
Long-term Debt consists of:

In thousands	July 27, 2025	October 27, 2024
Senior Unsecured Notes with Interest at 3.050% Interest Due Semi-annually through June 2051 Maturity Date	$600,000	$600,000
Senior Unsecured Notes with Interest at 1.800% Interest Due Semi-annually through June 2030 Maturity Date	1,000,000	1,000,000
Senior Unsecured Notes with Interest at 1.700% Interest Due Semi-annually through June 2028 Maturity Date	750,000	750,000
Senior Unsecured Notes with Interest at 4.800% Interest Due Semi-annually through March 2027 Maturity Date	500,000	500,000
Unamortized Discount on Senior Notes	(6,058)	(6,687)
Unamortized Debt Issuance Costs	(13,488)	(15,628)
Finance Lease Liabilities	23,371	27,541
Other Financing Arrangements	3,079	3,530
Total Debt	2,856,905	2,858,756
Less: Current Maturities of Long-term Debt	6,740	7,813
Long-term Debt Less Current Maturities	$2,850,165	$2,850,944

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

Unsecured Revolving Credit Facility: On March 25, 2025, the Company entered into an unsecured revolving credit agreement with Wells Fargo Bank, National Association, as administrative agent, swing line lender and issuing lender, U.S. Bank National Association, JPMorgan Chase Bank, N.A., and BofA Securities, Inc., as syndication agents, and the lenders party thereto. The revolving credit agreement provides for an unsecured revolving credit facility with an aggregate principal commitment amount at any time outstanding of up to $750.0 million with an uncommitted increase option of an additional $375.0 million upon the satisfaction of certain conditions.

Interest on funds borrowed under the revolving credit agreement will be charged, depending on the applicable currency, at either a risk-free rate, as defined in the revolving credit agreement (with borrowings in U.S. dollars at the Term Secured Overnight Financing Rate) or a Eurocurrency rate for certain foreign currencies or a base rate with respect to U.S. dollars to be selected by the Company at the time of borrowing plus an applicable margin of 0.575% to 1.160% for Eurocurrency rate loans and 0.0% to 0.160% for base rate loans, depending on the Company’s debt rating issued by S&P and Moody’s. A variable fee of 0.050% to 0.090% is paid for the availability of this credit line. Extensions of credit under the facility may be made in the form of revolving loans, swing line loans, and letters of credit. The lending commitments under the agreement are scheduled to expire on March 25, 2030, at which time the Company will be required to pay in full all obligations then outstanding. Concurrent with entering into this revolving credit agreement, the Company terminated its existing $750.0 million credit facility that was entered into on May 6, 2021. The Company had no outstanding borrowings from either facility as of July 27, 2025, and October 27, 2024.

Debt Covenants: The Company is required by certain covenants in its debt agreements to maintain specified levels of financial ratios and financial position, including maintaining a minimum interest coverage ratio. As of July 27, 2025, the Company was in compliance with all covenants.

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

The Company’s effective tax rate was 22.3% and 21.7% for the quarter ended July 27, 2025, and July 28, 2024, respectively. The increase was primarily due to decreased benefits from the purchase of federal transferable energy credits compared to the prior year, offset in part by increased federal deductions and favorable return to provision adjustments in the current year. The Company’s effective tax rate was 22.1% and 22.6% for the nine months ended July 27, 2025, and July 28, 2024, respectively. The Company benefited from increased federal deductions compared to the prior year.

Unrecognized tax benefits, including interest and penalties, are primarily recorded in Other Long-term Liabilities. If recognized as of July 27, 2025, these benefits would impact the Company’s effective tax rate by $17.5 million compared to $17.2 million as of July 28, 2024. The Company includes accrued interest and penalties related to uncertain tax positions in Provision for Income Taxes, with immaterial expenses included during the quarter ended July 27, 2025, and July 28, 2024. The amount of accrued interest and penalties associated with unrecognized tax benefits was $3.2 million at July 27, 2025, and $2.7 million at July 28, 2024.

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

The Company is in various stages of audit by several state taxing authorities on a variety of fiscal years, as far back as 2015. While it is reasonably possible that one or more of these audits may be completed within the next 12 months and the related unrecognized tax benefits may change based on the status of the examinations, as of July 27, 2025, it was not possible to reasonably estimate the effect of any amount of such change to previously recorded uncertain tax positions.

The Company is subject to various examinations by foreign tax authorities. With limited exceptions, the Company is no longer subject to foreign tax examinations for fiscal years prior to 2018. See Note J - Commitments and Contingencies for additional information.

Tax Legislation: On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. OBBBA includes income tax provisions such as a permanent extension of certain provisions of the Tax Cuts and Jobs Act, elective deductions for domestic research and development, reinstatement of 100% first-year bonus depreciation, and modifications to the international tax framework. The Company assessed the provisions of OBBBA and determined the changes were not material to the Company's tax provision for the quarter and nine months ended July 27, 2025, and does not expect a material impact on the Company's consolidated financial statements in future reporting periods.

The Organization for Economic Cooperation and Development published a framework for Pillar Two of the Global Anti-Base Erosion Rules, which is designed to coordinate participating jurisdictions in updating the international tax system to ensure that large multinational companies pay a minimum tax of 15%. Many countries have enacted, or begun the process of enacting, laws based on the Pillar Two framework. The Company considered the applicable tax laws in relevant jurisdictions and concluded the impact of Pillar Two was not material to the Company's tax provision for the quarter and nine months ended July 27, 2025. The Company will continue to evaluate the impact of such legislative changes but does not expect the new tax laws to have a material impact on the Company’s consolidated financial statements in future reporting periods.

NOTE M - EARNINGS PER SHARE DATA

The reported net earnings attributable to the Company were used when computing basic and diluted earnings per share. Diluted earnings per share was calculated using the treasury stock method. The shares used as the denominator for those computations are as follows:

	Quarter Ended		Nine Months Ended
In thousands	July 27, 2025	July 28, 2024	July 27, 2025	July 28, 2024
Basic Weighted-average Shares Outstanding	550,408	548,685	550,048	547,858
Dilutive Potential Common Shares	315	581	348	766
Diluted Weighted-average Shares Outstanding	550,723	549,266	550,396	548,624

Antidilutive Potential Common Shares	21,681	17,560	21,284	17,888

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

The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets. Therefore, the Company does not represent that these segments, if operated independently, would report the results shown below.

	Quarter Ended		Nine Months Ended
In thousands	July 27, 2025	July 28, 2024	July 27, 2025	July 28, 2024
Net Sales
Retail	$1,858,434	$1,767,251	$5,532,401	$5,467,078
Foodservice	986,976	954,021	2,853,603	2,799,110
International	187,466	177,171	534,495	516,517
Total Net Sales	$3,032,876	$2,898,443	$8,920,499	$8,782,706

Segment Profit
Retail	$122,566	$127,932	$378,847	$409,836
Foodservice	140,711	142,487	420,170	441,952
International	18,941	21,792	58,193	65,026
Total Segment Profit	282,218	292,211	857,210	916,814
Net Unallocated Expense	45,658	66,526	171,769	161,239
Noncontrolling Interest	(46)	34	(366)	(170)
Earnings Before Income Taxes	$236,514	$225,719	$685,076	$755,404

The Company’s products primarily consist of meat and other food products. Total revenue contributed by classes of similar products are:

	Quarter Ended		Nine Months Ended
In thousands	July 27, 2025	July 28, 2024	July 27, 2025	July 28, 2024
Perishable	$2,222,646	$2,115,087	$6,450,709	$6,251,076
Shelf-stable	810,230	783,356	2,469,790	2,531,630
Total Net Sales	$3,032,876	$2,898,443	$8,920,499	$8,782,706

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

The Company discloses certain measures not defined by United States (U.S.) Generally Accepted Accounting Principles (GAAP), including organic volume, organic net sales, adjusted selling, general and administrative (SG&A) expenses, adjusted SG&A as a percent of net sales, adjusted earnings before income taxes, and adjusted diluted earnings per share. The Company utilizes these non-GAAP measures to understand and evaluate operating performance on a consistent basis. For additional information and reconciliations to the most closely comparable measures calculated in accordance with GAAP, see the "Non-GAAP Measures" section of this Item.

Diluted earnings per share was $0.33 for the third quarter of fiscal 2025, up 3 percent compared to the same period last year. Adjusted diluted earnings per share for the third quarter of fiscal 2025 was $0.35, down 5 percent compared to the same period last year. Significant factors impacting the quarter are listed below. All comparisons are to the same period of the prior year unless otherwise noted.

•Net sales for the third quarter of fiscal 2025 increased 5 percent compared to the prior year. Organic net sales increased 6 percent with growth in each segment.

•Total segment profit for the third quarter of fiscal 2025 decreased 3 percent. Segment profit declined in each segment.
•Retail segment profit declined in the third quarter of fiscal 2025, as robust net sales growth was more than offset by input cost pressures and higher SG&A expenses.
•Foodservice segment profit decreased in the third quarter of fiscal 2025, as meaningful net sales growth was more than offset by the rise in commodity input costs and margin pressures primarily in non-core businesses.
•International segment profit declined in the third quarter of fiscal 2025, as meaningful net sales growth was more than offset by competitive pressures in Brazil and lower pork offal margins.
•Earnings before income taxes for the third quarter of fiscal 2025 increased 5 percent, as the benefits from higher net sales and higher interest and investment income were partially offset by higher input costs. Adjusted earnings before income taxes decreased 2 percent.
•The pre-tax impact of non-recurring expenses related to the Company’s Transform and Modernize (T&M) initiative in the third quarter of fiscal 2025 was $14.5 million, most of which was recorded in SG&A.
•Cash flow from operations was $522 million for the first nine months of fiscal 2025, a 39 percent decrease from the comparable period of the prior year. The decline in cash flow from operations was primarily due to a planned inventory build in the second and third quarters of fiscal 2025 and elevated commodity market prices.

Changes in global trade policies, including recently announced tariffs and retaliatory tariffs, did not directly have a material impact on our results of operations during the third quarter or first nine months of fiscal 2025. The Company continues to monitor and evaluate the impact of proposed and enacted tariffs, including proposed and enacted retaliatory tariffs, and other trade restrictions, as well as our ability to mitigate their impacts.

Consolidated Results

Volume, Net Sales, Earnings, and Diluted Earnings Per Share

	Quarter Ended			Nine Months Ended
In thousands, except per share amounts	July 27, 2025	July 28, 2024	% Change	July 27, 2025	July 28, 2024	% Change
Volume (lbs.)	1,046,590	1,018,690	2.7	3,101,288	3,180,087	(2.5)
Organic Volume (lbs.)	1,046,590	1,002,183	4.4	3,101,288	3,131,065	(1.0)
Net Sales	$3,032,876	$2,898,443	4.6	$8,920,499	$8,782,706	1.6
Organic Net Sales	3,032,876	2,869,760	5.7	8,920,499	8,698,914	2.5
Earnings Before Income Taxes	236,514	225,719	4.8	685,076	755,404	(9.3)
Net Earnings Attributable to Hormel Foods Corporation	183,742	176,701	4.0	534,334	584,842	(8.6)
Diluted Earnings Per Share	0.33	0.32	3.1	0.97	1.07	(9.3)
Adjusted Diluted Earnings Per Share	0.35	0.37	(5.4)	1.05	1.16	(9.5)

Volume and Net Sales
Volume and net sales increased for the third quarter of fiscal 2025 while volume decreased and net sales increased for the first nine months of fiscal 2025 compared to the prior year.

For the third quarter of fiscal 2025, net sales increased in each segment. Net sales growth across the enterprise was driven primarily by the turkey portfolio, Planters® snack nuts, the SPAM® family of products, and the Foodservice customized solutions business.

For the first nine months of fiscal 2025, net sales increased in each segment. Net sales growth for the first nine months of fiscal 2025 was driven primarily by the turkey portfolio, the customized solutions business, the SPAM® family of products, the Mexican foods portfolio, and the bacon portfolio.

For the third quarter of fiscal 2025, volume grew in the Retail and International segments while organic volume grew in the Foodservice segment. For the first nine months of fiscal 2025, organic volume in the Foodservice segment increased compared to the prior year. Volume increased in the International segment and declined in the Retail segment for the first nine months of fiscal 2025.

In the fourth quarter of fiscal 2025, the Company expects net sales growth from each of its segments compared to the prior year.

Cost of Products Sold

	Quarter Ended			Nine Months Ended
In thousands	July 27, 2025	July 28, 2024	% Change	July 27, 2025	July 28, 2024	% Change
Cost of Products Sold	$2,545,567	$2,410,075	5.6	$7,473,524	$7,281,798	2.6

Cost of products sold for the third quarter of fiscal 2025 increased, primarily due to increased volume and higher commodity input costs, mainly for pork bellies, beef, and nuts. Cost of products sold for the first nine months of fiscal 2025 increased primarily due to higher commodity input costs, mainly for pork bellies, nuts, and beef.

On a per pound basis, cost of products sold for the third quarter and first nine months of fiscal 2025 increased compared to the prior year.

Gross Profit

	Quarter Ended			Nine Months Ended
In thousands	July 27, 2025	July 28, 2024	% Change	July 27, 2025	July 28, 2024	% Change
Gross Profit	$487,309	$488,369	(0.2)	$1,446,975	$1,500,908	(3.6)
Percent of Net Sales	16.1%	16.8%		16.2%	17.1%

For the third quarter and first nine months of fiscal 2025, gross profit as a percent of net sales declined. For the third quarter and first nine months of fiscal 2025, gross profit as a percent of net sales declined for each segment. All segments benefited from savings realized as part of the Company’s T&M initiative in the third quarter and first nine months of fiscal 2025.

For the fourth quarter of fiscal 2025, the Company expects gross profit as a percent of net sales to decrease compared to last year. The Company expects gross profit as a percent of net sales to be comparable for the Retail segment and to decrease for the Foodservice and International segments.

Selling, General, and Administrative (SG&A)

	Quarter Ended			Nine Months Ended
In thousands	July 27, 2025	July 28, 2024	% Change	July 27, 2025	July 28, 2024	% Change
SG&A	$258,713	$259,653	(0.4)	$773,158	$766,707	0.8
Percent of Net Sales	8.5%	9.0%		8.7%	8.7%
Adjusted SG&A	$245,228	$230,373	6.4	$720,366	$706,941	1.9
Adjusted Percent of Net Sales	8.1%	7.9%		8.1%	8.0%

For the third quarter of fiscal 2025, SG&A and SG&A as a percent of net sales decreased, primarily due to the lapping of prior year legal expenses which were partially offset by higher employee-related expenses.

For the first nine months of fiscal 2025, SG&A increased and SG&A as a percent of net sales was comparable to the prior year. Higher employee-related expenses, increased expenses related to the T&M initiative, and the loss on the sale of a non-core sow operation were partially offset by the lapping of prior year legal expenses and lower advertising expense.

Advertising investments in the third quarter of fiscal 2025 were $41 million, an increase of 2 percent compared to the prior year. For the first nine months of fiscal 2025, advertising investments were $121 million, a decrease of 6 percent compared to last year. The Company expects advertising investments to decrease in the fourth quarter of fiscal 2025 compared to the prior year.

Equity in Earnings of Affiliates

	Quarter Ended			Nine Months Ended
In thousands	July 27, 2025	July 28, 2024	% Change	July 27, 2025	July 28, 2024	% Change
Equity in Earnings of Affiliates	$11,153	$7,977	39.8	$42,614	$39,250	8.6

Equity in earnings of affiliates for the third quarter of fiscal 2025 increased due to favorable results for MegaMex Foods, LLC, and a modest benefit from international investments. For the first nine months of fiscal 2025, equity in earnings of affiliates increased, primarily due to favorable results for MegaMex Foods, LLC, which were partially offset by the results of international investments.

Interest and Investment Income and Interest Expense

	Quarter Ended			Nine Months Ended
In thousands	July 27, 2025	July 28, 2024	% Change	July 27, 2025	July 28, 2024	% Change
Interest and Investment Income	$16,227	$10,484	54.8	$27,084	$43,416	(37.6)
Interest Expense	19,461	21,459	(9.3)	58,438	61,464	(4.9)

Interest and investment income increased for the third quarter of fiscal 2025, primarily due to favorable rabbi trust performance. Interest and investment income decreased for the first nine months of fiscal 2025, primarily due to lower average monthly cash balances and performance from the rabbi trust. Interest expense decreased in the third quarter and first nine months of fiscal 2025, primarily due to the lapping of interest rate swap amortization.

Effective Tax Rate

	Quarter Ended		Nine Months Ended
	July 27, 2025	July 28, 2024	July 27, 2025	July 28, 2024
Effective Tax Rate	22.3%	21.7%	22.1%	22.6%

The effective tax rate in the third quarter of fiscal 2025 was 22.3% compared to 21.7% for the prior year, primarily due to decreased benefits from the purchase of federal transferable energy credits. For the first nine months of fiscal 2025, the Company benefited from increased federal deductions compared to the prior year. For additional information, refer to Note L - Income Taxes of the Notes to the Consolidated Financial Statements.

The effective tax rate for fiscal 2025 is expected to be approximately 22.0%.

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

	Quarter Ended			Nine Months Ended
In thousands	July 27, 2025	July 28, 2024	% Change	July 27, 2025	July 28, 2024	% Change
Net Sales
Retail	$1,858,434	$1,767,251	5.2	$5,532,401	$5,467,078	1.2
Foodservice	986,976	954,021	3.5	2,853,603	2,799,110	1.9
International	187,466	177,171	5.8	534,495	516,517	3.5
Total Net Sales	$3,032,876	$2,898,443	4.6	$8,920,499	$8,782,706	1.6

Segment Profit
Retail	$122,566	$127,932	(4.2)	$378,847	$409,836	(7.6)
Foodservice	140,711	142,487	(1.2)	420,170	441,952	(4.9)
International	18,941	21,792	(13.1)	58,193	65,026	(10.5)
Total Segment Profit	282,218	292,211	(3.4)	857,210	916,814	(6.5)
Net Unallocated Expense	45,658	66,526	(31.4)	171,769	161,239	6.5
Noncontrolling Interest	(46)	34	(234.1)	(366)	(170)	(114.7)
Earnings Before Income Taxes	$236,514	$225,719	4.8	$685,076	$755,404	(9.3)

Retail

	Quarter Ended			Nine Months Ended
In thousands	July 27, 2025	July 28, 2024	% Change	July 27, 2025	July 28, 2024	% Change
Volume (lbs.)	712,912	680,214	4.8	2,127,075	2,170,621	(2.0)
Net Sales	$1,858,434	$1,767,251	5.2	$5,532,401	$5,467,078	1.2
Segment Profit	122,566	127,932	(4.2)	378,847	409,836	(7.6)

Net sales growth was wide ranging in the Retail segment in the third quarter of fiscal 2025. Meaningful volume and net sales contributions came from the turkey portfolio, Planters® snack nuts, and the SPAM® family of products. Other brands which grew volume and net sales in the quarter include Wholly® guacamole, Hormel® Black Label® bacon, Hormel® chili, and Gatherings® party trays. For the first nine months of fiscal 2025, net sales growth for the Retail segment was led by the turkey portfolio, the SPAM® family of products, and the Mexican foods portfolio.

Retail segment profit declined in the third quarter of fiscal 2025, as robust net sales growth was more than offset by input cost pressures and higher SG&A expenses. For the first nine months of fiscal 2025, segment profit decreased as net sales growth was more than offset by higher input costs.

For the fourth quarter of fiscal 2025, Retail segment profit is anticipated to be comparable to the prior year, as the benefit from net sales growth is expected to be offset by higher input costs.

Foodservice

	Quarter Ended			Nine Months Ended
In thousands	July 27, 2025	July 28, 2024	% Change	July 27, 2025	July 28, 2024	% Change
Volume (lbs.)	248,540	259,947	(4.4)	734,988	777,785	(5.5)
Organic Volume (lbs.)	248,540	243,440	2.1	734,988	728,763	0.9
Net Sales	$986,976	$954,021	3.5	$2,853,603	$2,799,110	1.9
Organic Net Sales	986,976	925,338	6.7	2,853,603	2,715,318	5.1
Segment Profit	140,711	142,487	(1.2)	420,170	441,952	(4.9)

Organic volume and organic net sales growth were broad-based in the Foodservice segment in the third quarter of fiscal 2025, with significant contributions from the customized solutions business, Planters® snack nuts and the Jennie-O® turkey portfolio. Other branded products, such as Hormel® pepperoni, Hormel® Fire Braised™ meats, and Café H® globally inspired proteins, delivered strong volume and net sales growth.

For the first nine months of fiscal 2025, organic net sales growth in the Foodservice segment was led by the customized solutions business, the Jennie-O® turkey portfolio, and premium prepared proteins. Organic volume increased compared to the prior year period.

Segment profit decreased for the third quarter of fiscal 2025 as meaningful net sales growth was more than offset by the rise in commodity input costs and margin pressures, primarily in non-core businesses. For the first nine months of fiscal 2025, segment profit declined, as net sales growth was more than offset by margin pressures, primarily in non-core businesses.

The Foodservice segment continued to benefit from an extensive range of solutions-based products, its direct-selling organization and a diverse channel presence during the third quarter and first nine months of fiscal 2025.

For the fourth quarter of fiscal 2025, the Company expects Foodservice segment profit to decrease compared to the prior year, as organic net sales growth is expected to be more than offset by margin pressures, primarily in non-core businesses.

International

	Quarter Ended			Nine Months Ended
In thousands	July 27, 2025	July 28, 2024	% Change	July 27, 2025	July 28, 2024	% Change
Volume (lbs.)	85,138	78,529	8.4	239,225	231,681	3.3
Net Sales	$187,466	$177,171	5.8	$534,495	$516,517	3.5
Segment Profit	18,941	21,792	(13.1)	58,193	65,026	(10.5)

Strong volume and net sales performance in the International segment was driven by growth across the China market and robust exports of SPAM® luncheon meat in the third quarter and first nine months of fiscal 2025.

International segment profit decreased in the third quarter of fiscal 2025 as meaningful net sales growth was more than offset by competitive pressures in Brazil and lower pork offal margins. For the first nine months of fiscal 2025, segment profit declined, as net sales growth was more than offset by softness in Brazil.

In the fourth quarter of fiscal 2025, the Company expects International segment profit to decrease compared to the prior year, primarily due to higher input costs and continued softness in Brazil.

Unallocated Income and Expense

	Quarter Ended		Nine Months Ended
In thousands	July 27, 2025	July 28, 2024	July 27, 2025	July 28, 2024
Net Unallocated Expense	$45,658	$66,526	$171,769	$161,239
Noncontrolling Interest	(46)	34	(366)	(170)

For the third quarter of fiscal 2025, net unallocated expense decreased, primarily due to the lapping of prior year legal expenses. Net unallocated expense increased for the first nine months of fiscal 2025, primarily due to reduced interest income, the loss on the sale of a non-core sow operation, rabbi trust performance, and higher expenses related to the T&M initiative. These factors were partially offset by the lapping of prior year legal expenses.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 27, 2024.

Non-GAAP Measures

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

Litigation Settlements
In fiscal 2025 and 2024, the Company entered into settlement agreements with certain plaintiffs in its pending antitrust litigation. See Note J - Commitments and Contingencies of the Notes to the Consolidated Financial Statements for additional information.

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

	Quarter Ended		Nine Months Ended
In thousands, except per share amounts	July 27, 2025	July 28, 2024	July 27, 2025	July 28, 2024
Cost of Products Sold (GAAP)	$2,545,567	$2,410,075	$7,473,524	$7,281,798
Transform and Modernize Initiative(1)	(1,010)	(1,226)	(3,973)	(4,646)
Adjusted Cost of Products Sold (Non-GAAP)	$2,544,557	$2,408,848	$7,469,551	$7,277,152

SG&A (GAAP)	$258,713	$259,653	$773,158	$766,707
Transform and Modernize Initiative(2)	(13,485)	(12,280)	(41,228)	(31,016)
Loss on Sale of Business	—	—	(11,324)	—
Litigation Settlements	—	(17,000)	(240)	(28,750)
Adjusted SG&A (Non-GAAP)	$245,228	$230,373	$720,366	$706,941

Operating Income (GAAP)	$239,748	$236,693	$716,430	$773,452
Transform and Modernize Initiative(1)(2)	14,496	13,506	45,202	35,663
Loss on Sale of Business	—	—	11,324	—
Litigation Settlements	—	17,000	240	28,750
Adjusted Operating Income (Non-GAAP)	$254,244	$267,200	$773,196	$837,864

Earnings Before Income Taxes (GAAP)	$236,514	$225,719	$685,076	$755,404
Transform and Modernize Initiative(1)(2)	14,496	13,506	45,202	35,663
Loss on Sale of Business	—	—	11,324	—
Litigation Settlements	—	17,000	240	28,750
Adjusted Earnings Before Income Taxes (Non-GAAP)	$251,010	$256,225	$741,842	$819,816

Provision for Income Taxes (GAAP)	$52,818	$48,984	$151,107	$170,733
Transform and Modernize Initiative(1)(2)	3,233	2,931	9,960	8,009
Loss on Sale of Business	—	—	2,469	—
Litigation Settlements	—	3,689	52	6,333
Adjusted Provision for Income Taxes (Non-GAAP)	$56,051	$55,603	$163,588	$185,074

Net Earnings Attributable to Hormel Foods Corporation (GAAP)	$183,742	$176,701	$534,334	$584,842
Transform and Modernize Initiative(1)(2)	11,263	10,575	35,242	27,654
Loss on Sale of Business	—	—	8,855	—
Litigation Settlements	—	13,311	188	22,417
Adjusted Net Earnings Attributable to Hormel Foods Corporation (Non-GAAP)	$195,005	$200,588	$578,620	$634,913

Diluted Earnings Per Share (GAAP)	$0.33	$0.32	$0.97	$1.07
Transform and Modernize Initiative(1)(2)	0.02	0.02	0.06	0.05
Loss on Sale of Business	—	—	0.02	—
Litigation Settlements	—	0.02	—	0.04
Adjusted Diluted Earnings Per Share (Non-GAAP)	$0.35	$0.37	$1.05	$1.16

	Quarter Ended		Nine Months Ended
	July 27, 2025	July 28, 2024	July 27, 2025	July 28, 2024
SG&A as a Percent of Net Sales (GAAP)	8.5%	9.0%	8.7%	8.7%
Transform and Modernize Initiative(2)	(0.4)	(0.4)	(0.5)	(0.4)
Loss on Sale of Business	—	—	(0.1)	—
Litigation Settlements	—	(0.6)	—	(0.3)
Adjusted SG&A as a Percent of Net Sales (Non-GAAP)	8.1%	7.9%	8.1%	8.0%

Operating Margin (GAAP)	7.9%	8.2%	8.0%	8.8%
Transform and Modernize Initiative(1)(2)	0.5	0.5	0.5	0.4
Loss on Sale of Business	—	—	0.1	—
Litigation Settlements	—	0.6	—	0.3
Adjusted Operating Margin (Non-GAAP)	8.4%	9.2%	8.7%	9.5%

(1)    Comprised primarily of equipment relocation expenses, severance, and asset write-offs related to supply chain and portfolio optimization.
(2)    Comprised primarily of project-based external consulting fees.

ORGANIC VOLUME AND ORGANIC NET SALES (NON-GAAP)

	Quarter Ended
	July 27, 2025	July 28, 2024
In thousands	GAAP	GAAP	Divestiture	Non-GAAP Organic	Non-GAAP % Change
Volume (lbs.)
Retail	712,912	680,214	—	680,214	4.8
Foodservice	248,540	259,947	(16,507)	243,440	2.1
International	85,138	78,529	—	78,529	8.4
Total Volume (lbs.)	1,046,590	1,018,690	(16,507)	1,002,183	4.4

Net Sales
Retail	$1,858,434	$1,767,251	$—	$1,767,251	5.2
Foodservice	986,976	954,021	(28,683)	925,338	6.7
International	187,466	177,171	—	177,171	5.8
Total Net Sales	$3,032,876	$2,898,443	$(28,683)	$2,869,760	5.7

	Nine Months Ended
	July 27, 2025	July 28, 2024
In thousands	GAAP	GAAP	Divestiture	Non-GAAP Organic	Non-GAAP % Change
Volume (lbs.)
Retail	2,127,075	2,170,621	—	2,170,621	(2.0)
Foodservice	734,988	777,785	(49,023)	728,763	0.9
International	239,225	231,681	—	231,681	3.3
Total Volume (lbs.)	3,101,288	3,180,087	(49,023)	3,131,065	(1.0)

Net Sales
Retail	$5,532,401	$5,467,078	$—	$5,467,078	1.2
Foodservice	2,853,603	2,799,110	(83,792)	2,715,318	5.1
International	534,495	516,517	—	516,517	3.5
Total Net Sales	$8,920,499	$8,782,706	$(83,792)	$8,698,914	2.5

LIQUIDITY AND CAPITAL RESOURCES

When assessing its liquidity and capital resources, the Company evaluates cash and cash equivalents, short-term and long-term investments, income from operations, and borrowing capacity.

Cash Flow Highlights

	Nine Months Ended
In thousands	July 27, 2025	July 28, 2024
Cash and Cash Equivalents at End of Period	$599,189	$537,476
Cash Provided by (Used in) Operating Activities	522,345	858,117
Cash Provided by (Used in) Investing Activities	(204,991)	(176,899)
Cash Provided by (Used in) Financing Activities	(455,884)	(879,823)
Increase (Decrease) in Cash and Cash Equivalents	(142,692)	(199,057)

Cash and cash equivalents decreased $143 million during the first nine months of fiscal 2025 as the Company utilized cash on hand to make additional purchases of inventory and capital assets as well as fund dividend payments. During the first nine months of fiscal 2024, cash and cash equivalents decreased $199 million primarily as a result of the Company repaying a portion of long-term debt by using existing cash on hand, partially offset by proceeds received from issuing debt. Cash provided by operating activities was sufficient to cover dividend payments and capital expenditures during the first nine months of fiscal 2024. Additional details related to significant drivers of cash flows are provided below.

Cash Provided by (Used in) Operating Activities
•Cash flows from operating activities were impacted by changes in operating assets and liabilities and lower net earnings.
–Inventory increased $247 million during the first nine months of fiscal 2025 compared to a decrease of $31 million in the comparable period of the prior year. The increase in inventory during fiscal 2025 was driven by intentional seasonal and promotional inventory build, recovery of snack nuts inventory levels following the production disruptions at the Suffolk, Virginia manufacturing facility, and increased raw material costs. The decrease in inventory during fiscal 2024 was due to benefits in supply chain processes associated with the Company's T&M initiative as well as the impact of production disruptions at the Suffolk, Virginia manufacturing facility. These reduced levels of inventory were partially offset by higher levels of turkey on hand in fiscal 2024.
–Accounts payable and accrued expenses decreased $100 million and $95 million during the first nine months of fiscal 2025 and fiscal 2024, respectively. The decrease during fiscal 2025 was driven by the general timing of payments, annual incentive payments, and legal settlements. The decrease during fiscal 2024 was due to the general timing of payments, feed and livestock deferral payments, and annual incentive payments, which were partially offset by higher accruals for marketing and legal expenses.
–Accounts receivable decreased $54 million and $89 million during the first nine months of fiscal 2025 and fiscal 2024, respectively, primarily due to lower sales compared to the fourth quarter of each respective prior year.

Cash Provided by (Used in) Investing Activities
•Capital expenditures were $219 million and $173 million during the first nine months of fiscal 2025 and fiscal 2024, respectively. The largest project during both years was for the transition from harvest to value-added capacity for Hormel® Fire Braised® products and Applegate® products at the Company's facility in Barron, Wisconsin. Other significant projects included investments in data and technology during fiscal 2025 and investment in wastewater infrastructure to support operations in Austin, Minnesota during fiscal 2024.
•Proceeds from the sale of business were $13.1 million during the first nine months of fiscal 2025, primarily from the sale of the Company’s equity interest in Mountain Prairie, LLC.

Cash Provided by (Used in) Financing Activities
•Cash dividends paid to the Company’s shareholders totaled $474 million during the first nine months of fiscal 2025, compared to $460 million in the comparable period of fiscal 2024.
•Proceeds from the exercise of stock options were $24 million in the first nine months of fiscal 2025, compared to $34 million in the first nine months of fiscal 2024.
•The Company paid $950 million of its senior unsecured notes upon maturity on June 3, 2024.
•Proceeds from the issuance of long-term debt were $498 million in fiscal 2024, due to the Company's issuance of senior unsecured notes with an aggregate principal amount of $500 million.

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

Dividend Payments
The Company remains committed to providing returns to investors through cash dividends on its common stock. The Company has paid 388 consecutive quarterly dividends since becoming a public company in 1928. The Board of Directors approved an increased annual dividend rate for fiscal 2025, raising it to $1.16 per share from $1.13 per share, representing the 59th consecutive annual dividend increase.

Capital Expenditures
Capital expenditures are allocated to required maintenance and growth opportunities based on the needs of the business. Capital expenditures supporting growth opportunities in fiscal 2025 are expected to focus on projects related to value-added capacity, infrastructure, and new technology. Capital expenditures for fiscal 2025 are estimated to be approximately $300 million.

Debt
As of July 27, 2025, the Company’s outstanding debt included $2.9 billion of fixed rate unsecured senior notes due in fiscal 2027, 2028, 2030, and 2051 with interest payable semi-annually. During the first nine months of fiscal 2025, the Company made $61 million of interest payments and the Company expects to make an additional $12 million of interest payments during fiscal 2025 on these notes. See Note K - Long-term Debt and Other Borrowing Arrangements of the Notes to the Consolidated Financial Statements for additional information.

Borrowing Capacity
As a source of short-term financing, the Company maintains a $750 million unsecured revolving credit facility. The maximum commitment under this credit facility may be further increased by $375 million upon the satisfaction of certain conditions. Extensions of credit under the facility may be applied by the Company to refinance existing indebtedness and for working capital and other general corporate purposes, including acquisition funding, and may be made in the form of revolving loans, swing line loans, and letters of credit. The lending commitments under the facility are scheduled to expire on March 25, 2030, at which time the Company will be required to pay in full all obligations then outstanding. As of July 27, 2025, the Company had no outstanding borrowings from this facility.

Debt Covenants
The Company’s debt agreements contain customary terms and conditions including representations, warranties, and covenants. These debt covenants limit the ability of the Company to, among other things, incur debt for borrowed money secured by certain liens, or engage in certain sale and leaseback transactions, and the covenants require the Company to maintain certain consolidated financial ratios. As of July 27, 2025, the Company was in compliance with all covenants in its debt agreements and expects to maintain compliance in the future.

Cash Held by International Subsidiaries
As of July 27, 2025, the Company’s international subsidiaries held $185 million of cash and cash equivalents. During the third quarter of fiscal 2025, the Company repatriated $44 million in cash from an international subsidiary and recognized foreign withholding taxes on the one-time distribution. The Company maintains all undistributed earnings as permanently reinvested. The Company evaluates the balance and uses of cash held internationally based on the needs of the business.

Share Repurchases
The Company is authorized to repurchase 3,677,494 shares of common stock as part of an existing plan approved by the Company’s Board of Directors. Under the share repurchase authorization, the Company may repurchase shares periodically, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The share repurchase authorization has no expiration date. The Company did not repurchase any shares of stock during the first nine months of fiscal 2025. The Company continues to evaluate share repurchases as part of its capital allocation strategy.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various forms of market risk as a part of its ongoing business practices including commodity price risk, interest rate risk, foreign currency exchange rate risk, investment risk, and concentration of credit risk, among others.

Commodity Price Risk: The Company is subject to commodity price risk through grain, lean hog, natural gas, and diesel fuel markets. To reduce these exposures and offset the fluctuations caused by changes in market conditions, the Company employs hedging programs. These programs utilize futures, swaps, and options contracts and are accounted for as cash flow hedges. The fair value of the Company’s cash flow commodity contracts as of July 27, 2025, was $7.4 million compared to $(5.9) million as of October 27, 2024. The Company measures its market risk exposure on its cash flow commodity contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices. A 10 percent decrease in the market price would have negatively impacted the fair value of the Company’s cash flow commodity contracts as of July 27, 2025, by $26.4 million, which in turn would have lowered the Company’s future cost on purchased commodities by a similar amount.

Interest Rate Risk: The Company is subject to interest rate risk primarily from changes in fair value of long-term fixed rate debt. The Company’s long-term debt had a fair value of $2.5 billion as of July 27, 2025, and October 27, 2024. The Company measures its market risk exposure of long-term fixed rate debt using a sensitivity analysis, which considers a hypothetical 10 percent change in interest rates. A 10 percent decrease in interest rates would have positively impacted the fair value of the Company’s long-term debt as of July 27, 2025, by $65.9 million. A 10 percent increase would have negatively impacted the long-term debt by $61.2 million.

Foreign Currency Exchange Rate Risk: The fair values of certain Company assets and liabilities are subject to fluctuations in foreign currency exchange rates. The Company’s net asset position in foreign currencies was $1.1 billion as of July 27, 2025, and $1.2 billion as of October 27, 2024, with most of the exposure existing in Indonesian rupiah, Chinese yuan, and Brazilian real. The Company does not use market risk sensitive instruments to manage this risk.

Investment Risk: The Company has corporate-owned life insurance policies classified as trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans. As of July 27, 2025, the balance of these securities totaled $215.0 million compared to $209.7 million as of October 27, 2024. The rabbi trust is invested primarily in fixed income funds. The Company is subject to market risk due to fluctuations in the value of the remaining investments as unrealized gains and losses associated with these securities are included in the Company’s net earnings on a mark-to-market basis. A hypothetical 10 percent decline in the value of the investments not held in fixed income funds would have negatively impacted the Company’s pre-tax earnings by approximately $10.7 million, while a 10 percent increase in value would have a positive impact of the same amount.

Concentration of Credit Risk: The Company is exposed to credit risk from its customers. The Company regularly assesses the credit worthiness of its customers. As of July 27, 2025, and October 27, 2024, one customer accounted for more than 10 percent of net accounts receivable.

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) in the third quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuer purchases of equity securities in the quarter ended July 27, 2025. On January 29, 2013, the Company’s Board of Directors authorized the repurchase of 10,000,000 shares of its common stock with no expiration date. On January 26, 2016, the Board of Directors approved a two-for-one split of the Company’s common stock to be effective January 27, 2016. As part of the stock split resolution, the number of shares remaining to be repurchased was adjusted proportionately. As of July 27, 2025, the maximum number of shares that may yet be purchased under the repurchase plans or programs is 3,677,494.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

During the fiscal quarter ended July 27, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as the terms are defined in Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

10.1(1)	Employment Agreement, dated as of June 20, 2025, between Hormel Foods Corporation and Jeffrey Ettinger.

10.2(1)	Employment Agreement, dated as of June 20, 2025, between Hormel Foods Corporation and John Ghingo.

31.1	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Financial Position, (iv) Consolidated Statements of Changes in Shareholders’ Investment, (v) Consolidated Condensed Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2025, formatted in Inline XBRL (included as Exhibit 101).

(1)	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORMEL FOODS CORPORATION
(Registrant)

Date: August 28, 2025	By:	/s/ JACINTH C. SMILEY
JACINTH C. SMILEY
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 28, 2025	By:	/s/ PAUL R. KUEHNEMAN
PAUL R. KUEHNEMAN
Vice President and Controller
(Principal Accounting Officer)