Form 10-K
period 2025-10-26
HORMEL FOODS CORP /DE/
filed 2025-12-05
CIK 48465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 26, 2025
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

The aggregate market value of the voting and nonvoting common stock held by non-affiliates of the registrant as of April 27, 2025, was $8,637,339,615 based on the closing price of $29.70 on the last business day of the registrant’s most recently completed second fiscal quarter.
As of November 30, 2025, the number of shares outstanding of each of the registrant’s classes of common stock was as follows:
Common Stock, $0.01465 Par Value – 550,107,295 shares
Common Stock Nonvoting, $0.01 Par Value – 0 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on or about January 27, 2026, are incorporated by reference into Part III, Items 10-14. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

HORMEL FOODS CORPORATION

PART I

Item 1.  BUSINESS

General Development of Business

Hormel Foods Corporation, a Delaware corporation, was founded by George A. Hormel in 1891 in Austin, Minnesota, as Geo. A. Hormel & Company. The Company originated as a processor of meat and food products and continues in this line of business today. The Company has expanded its product portfolio through organic growth and acquisitions to become a global branded food company with more than $12 billion in annual revenue. The Company is built on a foundation of innovation and integrity and a commitment to delivering high-quality, trusted food products across a diverse portfolio of brands and product solutions including Planters®, SPAM®, Jennie-O®, Skippy®, Applegate®, Wholly®, Hormel® Black Label®, Fontanini®, Bacon1®, Hormel® pepperoni, and more than 30 other beloved brands. The Company is a member of the S&P 500 Index and the S&P 500 Dividend Aristocrats.

When used in this report, the terms "we," "our," "us," and the "Company" mean Hormel Foods Corporation and its subsidiaries, collectively, unless the context otherwise requires or indicates.

Description of Business

Segments
The Company currently operates with the following three reportable segments: Retail, Foodservice, and International.

Retail
The Retail segment consists primarily of the processing, marketing, and sale of food products sold predominantly in retail channels, including grocery stores, mass merchandisers, club stores, natural food chains, drug, dollar and discount chains, and e-commerce providers in the United States (U.S.). This segment also includes the results from the Company’s MegaMex Foods, LLC (MegaMex Foods) joint venture.

Foodservice
The Foodservice segment consists primarily of the processing, marketing, and sale of food products to distributors and operators across a wide range of providers of food away from home, including restaurants, hospitality, healthcare, K-12, college and universities, and convenience stores in the U.S.

International
The International segment processes, markets, and sells the Company's products through retail and foodservice channels internationally. This segment also includes the results from the Company’s international joint ventures, equity method investments, and royalty arrangements, as well as operations in China and Brazil.

Net sales, segment profit, and certain other financial information by segment are reported in Note Q - Segment Reporting of the Notes to the Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company sells its products in all 50 U.S. states. The Company’s products are sold through its sales personnel, who operate in assigned territories or in dedicated teams serving major customers and who are coordinated from sales offices predominately located in major U.S. cities. The Company's sales team is also responsible for the product portfolio of MegaMex Foods, a U.S. based Mexican food company, of which the Company owns a minority interest. Additionally, the Company utilizes independent brokers and distributors. Products are primarily distributed by common carriers.

The Company has a global presence within several major international markets, including Australia, Brazil, Canada, China, England, Indonesia, Japan, Mexico, the Philippines, Singapore, and South Korea. Distribution of export sales to customers is primarily done by third party carriers, while the China and Brazil operations also rely on company-owned and operated delivery systems. The Company has licensed other companies to manufacture various products internationally on a royalty basis. The Company also has minority interests in food companies in the Philippines (The Purefoods-Hormel Company, Inc., 40 percent holding) and Indonesia (PT Garudafood Putra Putri Jaya Tbk (Garudafood), approximately 30 percent holding).

Raw Materials
The Company concentrates on the marketing and sale of branded, value-added food products. The principal raw materials used by the Company include pork, turkey, beef, chicken, and nuts. The Company takes a balanced approach to sourcing its raw materials. To meet its needs for pork raw materials, the Company purchases hogs for the Austin, Minnesota processing facility, enters into long-term supply agreements for pork, and supplements this with spot market purchases of pork. The majority of the turkeys needed to meet raw material requirements are raised by the Company. Production costs from raising turkeys are subject to fluctuations in input costs, including grain prices and fuel costs. To manage input cost risks, the Company uses futures, swaps, and options contracts to hedge a portion of its anticipated purchases.

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

Human Capital
The Company’s employees are the driving force behind innovation, improvement, and success. As of October 26, 2025, the Company had approximately 20,000 active employees, with over 90 percent located within the U.S. At fiscal year end, approximately 20 percent of the Company's employees were covered by collective bargaining agreements. Contracts at two of the Company's facilities, covering approximately 700 employees, expire in the next fiscal year. The Company believes it has good relations with its workforce.

Talent Acquisition, Development, and Retention
Hormel’s team members are the cornerstone of the Company and of the fulfillment of its purpose — Inspired People. Inspired Food.™ The Company places great importance on the growth, development, and engagement of its team members. The Company offers competitive compensation packages to its employees and provides a multitude of benefits, including medical, life and disability insurance, contributory and non-contributory retirement savings plans, paid parental leave, tuition reimbursement programs, and two years of tuition-free community and technical college for U.S. employees’ dependent children.

The Company believes investing in the education, training, and development of employees contributes to the overall success of the business. The Company provides learning opportunities for employees through various training courses, including instructor-led internal and external programs and on-the-job training.

The Company considers the tenure of its team members to be an indicator of the success of its retention efforts and is proud of its tenure figures. As of October 26, 2025, approximately 50 percent of the Company’s team members had five or more years of service, and the 38-person officer team had an average of 22 years of service.

Creating an Inclusive Environment
The Company welcomes the unique skills, thoughts, backgrounds, and experiences of its team members, customers, and consumers. By fostering an inclusive culture, the Company enables every member of the workforce to leverage unique talents and high-performance standards to drive innovation and success.

The Company has nine employee resource groups (ERGs) that support the Company’s mission to create a workplace where all people feel welcomed, respected, and valued. These employee-driven groups play a critical role in the Company’s efforts to create an inclusive environment and provide professional development and mentorship opportunities.

Safety, Health, and Wellness
The Company develops and administers policies to ensure the safety of each employee and compliance with Occupational Safety and Health Administration standards in the U.S. and comparable international requirements. The Company also conducts regular audits of Company-owned production facilities to ensure compliance with safety policies. The Company conducts safety training for all team members and, during fiscal 2025, completed approximately 1,200 safety assessments each month.

The Company recognizes that team members perform best when they are healthy, and that optimal performance is necessary for the Company to succeed. In addition to the health care benefits package, the Company’s wellness programs aim to cultivate and maintain a culture of health and wellness that is focused on encouraging and empowering team members to make healthy lifestyle choices through awareness, prevention, and positive health behavior changes. This program offers a comprehensive suite of wellness benefits designed to support every aspect of well-being - physical, financial, and professional. These include tobacco cessation resources, confidential mental health support, family-building assistance, and opportunities for professional development.

Governmental Regulation and Environmental Matters
The Company’s operations are subject to regulation by various governmental agencies which oversee areas such as food safety, workforce mobility, environmental laws, animal welfare, financial and tax regulations, and the processing, packaging, storage, distribution, advertising, and labeling of the Company’s products. The Company believes it is in compliance with current laws and regulations and does not expect continued compliance to have a material impact on its capital expenditures, earnings, or competitive position. The Company continues to monitor existing and pending laws and regulations and, while the impact of regulatory changes cannot be predicted with certainty, the Company does not expect compliance to have a material adverse effect on the Company’s business. In addition to compliance with environmental laws and regulations, the Company has established guiding principles to support the long-term health of its business and further improve its sustainability efforts and reduce its environmental impact.

Significant Customers
The Company serves many customers throughout the world across various sales channels. Sales to the Company’s largest customer, Walmart Inc. and its subsidiaries (Walmart), accounted for 15.6 percent of consolidated gross sales less returns and allowances during fiscal 2025. Walmart is a customer for the Company’s Retail and International segments. The Company’s top five customers collectively represented approximately 38 percent of consolidated gross sales less returns and allowances during fiscal 2025. The loss of one or more of the top customers in any of the reportable segments could have a material adverse effect upon such segment’s financial results.

Competition
The production and sale of meat and food products in the U.S. and internationally is highly competitive. The Company primarily competes with manufacturers of pork and turkey products as well as national and regional producers of other meat and protein sources, such as beef, chicken, fish, nuts, and plant-based proteins.

All operating segments compete on the basis of price, product quality and attributes, brand identification, breadth of product line, and customer service. Through effective marketing, a dedicated network of direct and indirect sales personnel, and robust quality assurance programs, the Company’s strategy is to provide high quality products that possess strong brand recognition supported by reliable customer service, to support a higher value proposition for customers and consumers. To grow and maintain its competitive position, the Company focuses on meeting customer and consumer preferences, delivering product innovation, and maintaining long-term and lasting relationships with industry partners.

Patents and Trademarks
There are numerous patents and trademarks important to the Company’s business. As of October 26, 2025, the Company has thirteen U.S.-granted and six foreign-granted patents. Most of the trademarks the Company uses are registered in the U.S. and other countries. Some of the more significant owned or licensed trademarks used by the Company or its affiliates are:

HORMEL, ALWAYS TENDER, APPLEGATE, AUSTIN BLUES, BACON 1, BLACK LABEL, BREAD READY, BURKE, CAFÉ H, CERATTI, CHI-CHI’S, COLUMBUS, COMPLEATS, CORN NUTS, CURE 81, DAN’S PRIZE, DI LUSSO, DINTY MOORE, DON MIGUEL, DOÑA MARIA, EMBASA, FAST ‘N EASY, FIRE BRAISED, FLASH 180, FONTANINI, HERDEZ, HORMEL GATHERINGS, HOUSE OF TSANG, JENNIE-O, JUSTIN’S, LA VICTORIA, LAYOUT, LLOYD’S, MARY KITCHEN, MR. PEANUT, NATURAL CHOICE, NUT-RITION, OLD SMOKEHOUSE, OVEN READY, PILLOW PACK, PLANTERS, ROSA GRANDE, SADLER’S SMOKEHOUSE, SKIPPY, SPAM, SPECIAL RECIPE, SQUARE TABLE, VALLEY FRESH, and WHOLLY.

The Company’s patents expire after a term that is typically 20 years from the date of filing, with earlier expiration possible based on the Company’s decision whether to pay required maintenance fees. As long as the Company continues to use its trademarks, they are renewed indefinitely.

Available Information
The Company's internet website is hormelfoods.com. The Company's Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to such documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are available free of charge on the Investors section of the Company's website (investor.hormelfoods.com) as soon as reasonably practicable after the Company files such material with, or furnishes it to, the U.S. Securities and Exchange Commission (SEC). In addition, the SEC maintains a website (sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Investors should note that the Company currently announces material information to its investors and others using filings with the SEC, press releases, public conference calls, webcasts, or its website (hormelfoods.com). Information that the Company posts on its website could be deemed material to investors. The Company encourages investors, the media, and others interested in the Company to review the information it posts on these channels. The information on the Company's website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of the Company's other filings with the SEC.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, which are based on the Company's current assumptions and expectations. These statements are typically accompanied by the words "aim," "anticipate," "believe," "could," “estimate,” "expect," “intend,” "may," "might," “plan,” “project,” "seek," “target,” "will," "would," or similar words or expressions. The principal forward-looking statements in this report include statements regarding the Company's: future financial and operational performance, fiscal 2026 outlook, expectations regarding commodity markets and raw material costs, intentions regarding future dividends, expectations regarding the Company's strategic initiatives, including the Transform and Modernize initiative and the Company's recent corporate restructuring plan, expectations for the adequacy of and costs associated with the Company's sources of liquidity, expected compliance with debt covenants, expectations regarding its contractual obligations and liabilities, expectations regarding the impact of new accounting pronouncements, expected contributions and payments related to its pension plan, expectations regarding the return on plan assets, expectations regarding the timing and recognition of compensation expenses, and expectations regarding the outcome of, and adequacy of its reserves for, claims, litigation, and the resolution of tax matters.

All such forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended. Although the Company believes there is a reasonable basis for the forward-looking statements, its actual results could be materially different. The most important factors which could cause the Company's actual results to differ from its forward-looking statements are set forth in its description of risk factors included in Part I, Item 1A – Risk Factors to this Form 10-K, which should be read in conjunction with the forward-looking statements in this report. Though the Company has attempted to list comprehensively these important cautionary risk factors, the Company cautions that other factors may in the future prove to be important in affecting the Company’s business or results of operations. Forward-looking statements speak only as of the date they are made, and the Company does not undertake any obligation to update any forward-looking statement except as otherwise required by law.

Item 1A.  RISK FACTORS

Business and Operational Risks

Deterioration of economic conditions could harm the Company’s business. The Company’s business may be adversely affected by changes in national or global economic conditions, including inflation, interest rates, tax rates, availability of capital, energy availability and costs (including fuel surcharges), political developments, civil unrest, terrorist attacks, armed conflicts, public health crises, legal and regulatory actions, immigration policies and trends, and the effects of governmental initiatives to manage economic conditions, including through the imposition of tariffs, quotas, trade barriers, and other restrictions.

Any of these or other changes in national and global economic conditions could adversely impact the Company’s results of operations and financial condition, including as follows:
▪The financial stability of the Company’s customers and suppliers may be compromised, which could result in challenges in collecting accounts receivable or non-performance by suppliers.
▪Unfavorable economic conditions may lead customers and consumers to delay or reduce purchases of the Company’s products.
▪The imposition of tariffs, quotas, trade barriers, or other restrictions could increase the cost of key inputs or reduce their availability. In particular, recent U.S. tariffs imposed or threatened to be imposed on a variety of countries, and any retaliatory actions taken by such countries, could result in the Company incurring additional costs to procure key inputs.
▪Fuel and transportation costs may become inflated and there may be supply chain shortages and delays, as has occurred in recent years.
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
▪Volatile fluctuations in market conditions could cause the Company's hedging instruments for its exposure to commodity prices to become ineffective, which could require any gains or losses associated with these instruments to be reported in the Company’s earnings each period. These instruments may limit the Company’s ability to benefit from market gains if commodity prices become more favorable than those secured under the Company’s hedging programs.

The Company’s operations are subject to the risks associated with acquisitions, joint ventures, equity investments, and divestitures. The Company regularly reviews opportunities to support the Company’s strategic initiative of delivering long-term value to shareholders through acquisitions, joint ventures, and equity investments and to divest non-strategic assets. The Company has made several acquisitions, joint ventures, equity investments, and divestitures in recent years, including the purchase of a minority interest in Garudafood in fiscal 2023 and the divestitures of Hormel Health Labs, LLC in fiscal 2024 and Mountain Prairie, LLC in fiscal 2025. Potential risks associated with these transactions include the inability to consummate a transaction timely or on favorable terms, diversion of management’s attention from other business concerns, loss of key employees and customers of current or acquired companies, inability to integrate or divest operations successfully, assumption of unknown liabilities, disputes with buyers, sellers, or partners, inability to obtain favorable financing terms, and the inherent risks in entering markets or lines of business in which the Company has limited or no prior experience. There is also the risk of post-acquisition impairment charges if purchase assumptions are not achieved, which could adversely affect the Company's results of operations and financial condition. For example, based on an assessment in the fourth quarter of fiscal 2025 and in connection with the preparation of the Company's consolidated financial statements, the Company initiated an impairment review of its investment in Garudafood and concluded that the decline in fair value was no longer believed to be temporary. As a result, the Company recognized a $163.7 million impairment charge to reduce the investment's carrying amount to estimated fair value.

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

The Company’s level of indebtedness may increase to fund acquisitions, joint ventures, or equity investments in the future. Higher levels of debt may, among other things, impact the Company’s liquidity or credit rating and increase the Company’s exposure to fluctuations in interest rates.

Any of these outcomes could adversely impact the Company's reputation, results of operations, and financial condition.

Risks and uncertainties associated with intangible assets, including any future goodwill or intangible asset impairment charges, may negatively impact the Company. The Company’s goodwill and indefinite-lived intangible assets are initially recorded at fair value and are not amortized but are reviewed for impairment annually or more frequently if impairment indicators arise. Impairment testing requires significant judgment around estimates and assumptions and is impacted by various factors, including revenue growth rates, operating margins, tax rates, royalty rates, and discount rates. An unfavorable change in any of these factors may lead to the impairment of goodwill and/or intangible assets.

During the Company’s fiscal 2025 quantitative impairment testing, the International reporting unit with a goodwill balance of $258.9 million was identified as having modest fair value in excess of its carrying amount and is considered at heightened risk of impairment. Separately, impairments were recognized on the Planters® and Chi-Chi's® trade names for $59.1 million and $2.9 million, respectively. The Justin’s® trade name was also identified as having heightened risk of impairment. As of October 26, 2025, the total carrying value of indefinite-lived intangible assets considered at heightened risk, including the trade names impaired, was $683.3 million. If the Company continues to face unfavorable changes in any of the factors impacting its intangible assets, the Company may be required to record impairment charges in connection with such assets, which could adversely affect the Company's results of operations and financial condition.

The Company is subject to the risk of disruption of operations, including at owned facilities, co-manufacturers, suppliers, logistics providers, customers, or other third-party service providers. The Company’s ability, and the ability of the Company’s co‑manufacturers, suppliers, and logistics providers to manufacture, supply, and distribute the Company’s products is critical to the Company’s success. A significant disruption in the operation of the Company’s manufacturing, supply, or distribution capabilities, whether Company-owned or supported by third parties, could have a negative impact on the Company’s ability to operate its business, particularly if such a disruption were to occur at a facility that supports a meaningful amount of the Company’s production, such as its Austin, Minnesota manufacturing facility. For example, in the fourth quarter of fiscal 2025 a fire occurred at the Company’s Little Rock, Arkansas, peanut butter production facility, which negatively impacted production at the facility. Actions taken to mitigate the impact of any potential disruption, including investing in capital improvements, redundant supply, or increasing inventory in anticipation of a potential production or supply interruption, may adversely affect the Company’s results of operations. Additionally, labor-related challenges have caused disruptions for Company providers in the past. If the Company’s owned facilities, or key co-manufacturers, suppliers, or logistics providers experience significant labor-related challenges in the future, it could impact the Company’s ability to receive inputs or distribute products. Any of these outcomes could adversely affect the Company's results of operations and financial condition.

The Company relies on its customers to sell its products to ultimate consumers. Any disruption to a significant customer or sales channel could result in a reduction in sales or a change in the mix of products sold, which could adversely affect the Company's results of operations.

The Company also relies on a variety of third-party service providers to support its operations. Any disruption to services from third-party service providers used to support business functions such as benefit plan administration, payroll processing, information technology (IT), and cloud computing services could adversely affect the Company's business, results of operations, and financial condition.

The Company may not realize the anticipated cost savings or operating profit improvements associated with strategic initiatives, including its Transform and Modernize initiative. The Company implements strategic initiatives to achieve a profitable cost structure, operate more efficiently, better serve customers, and optimize cash flow. These initiatives may focus on opportunities to improve the procurement, manufacturing, and logistics within the Company’s supply chain as well as general and administrative processes. A failure or delay in implementing the improvements associated with these strategic initiatives could adversely impact the Company’s results of operations, ability to meet its long-term growth expectations, and ability to fund future initiatives.

The Company began its Transform and Modernize initiative in the second half of fiscal 2023 with a goal of contributing meaningful operating profit growth through fiscal 2026. If this initiative does not achieve the expected financial impact in the aggregate or on the expected timeline, the Company’s results of operations and ability to meet its long-term growth expectations could be adversely impacted.

Furthermore, in the fourth quarter of fiscal 2025, the Company commenced a corporate restructuring plan, the focus of which is to reduce administrative expenses, improve efficiencies, and align the workforce to the Company’s future needs, while enabling continued investment in the Company’s growth. The program includes a voluntary early retirement program for certain groups of employees, the closing of certain open roles, involuntary role reductions, and making select changes to benefit programs. If the Company is unable to fully realize the anticipated benefits of this corporate restructuring plan, including the reduction of expenses and the enablement of continued investment in the Company's growth, the Company's results of operations could be adversely impacted.

In addition, the Company is in the midst of multi-year data and technology transformation projects to achieve better analytics, customer service, and process efficiencies and to upgrade technologies. The projects, including updating the Company’s order-to-cash process, are expected to improve the efficiency and effectiveness of certain financial and business transaction processes and the underlying systems environment. Multiple phases of these projects have already been implemented, and additional phases are expected to be implemented in the upcoming years. These implementations are a major undertaking from a financial, management, and personnel perspective and may prove to be more difficult, costly, or time consuming than expected, and there can be no assurance that these projects will be beneficial to the extent anticipated. Any of these outcomes could adversely affect the Company's results of operations and financial condition.

The Company is subject to the risk of unfavorable changes in the Company’s relationships with significant customers, suppliers, distributors, and other third parties. Sales to the Company's largest customer, Walmart, accounted for approximately 16 percent of consolidated gross sales less returns and allowances during fiscal 2025. Walmart is a customer for the Company’s Retail and International segments. The Company’s top five customers collectively represented approximately 38 percent of consolidated gross sales less returns and allowances during fiscal 2025. The loss of one or more of the top customers in any of the reportable segments could adversely affect the Company's results of operations and financial condition.

The Company relies on suppliers, distributors, and other third parties to source key inputs, deliver products to customers, and support its operations. Any termination of, or adverse change in, the Company's relationship with any of these companies could decrease the Company's sales, increase the Company's costs, and negatively impact the Company's results of operations.

The Company may be adversely impacted if the Company is affected by cybersecurity attacks or other security breaches. IT systems are an important part of the Company’s business operations. The Company also increasingly relies upon third-party service providers for a variety of business functions, including cloud-based services. The Company has programs in place to prevent, detect, contain, and respond to cyber incidents. However, the Company may be unable to anticipate security incidents, detect attacks, or implement adequate preventive measures as cyber threats continue to evolve and cyberattacks have become more sophisticated and frequent, including through the use of enhanced technologies and capabilities (such as artificial intelligence) by threat actors with a wide range of expertise and motives. For example, threat actors have increasingly targeted organizations in the U.S. and internationally with sophisticated ransomware attacks, which the Company may be unable to anticipate, detect, or contain. In addition, hardware or software that the Company develops or obtains from third parties may contain defects that could compromise the Company's IT systems. Unauthorized parties may also attempt to gain access to the Company's IT systems or facilities, or those of third parties with whom the Company does business, through fraud, deception, social engineering, or other bad acts. Errors or malicious actions by the Company's team members or contractors and other vulnerabilities or irregularities could also negate the Company's security measures or those of third parties with whom the Company does business and result in a compromise or breach of the Company's or their IT systems. The utilization of hybrid and remote work by the Company's team members, suppliers, and other third parties has amplified the Company's already extensive reliance on IT systems and unimpeded internet access. Furthermore, the training the Company conducts as part of information security and cybersecurity efforts may not be effective in preventing or limiting successful attacks.

The Company and third parties with whom it does business face attempts by others to gain unauthorized access to, sabotage, take control of, and corrupt, its or their IT systems and data. As a result of these types of attempts, both the Company and third parties with whom it does business have experienced information security, cybersecurity, and data privacy incidents. None of these incidents have had a material impact on the Company's business strategy, results of operations, or financial condition. If the Company or third parties with whom the Company does business experience additional significant information security, cybersecurity, or data privacy incidents or fail to detect and appropriately respond to significant incidents, the Company's business operations could be severely disrupted and it could be exposed to costly government enforcement actions and private litigation. In addition, the Company's customers and consumers could delay, reduce, or cease purchases of the Company's products. Any of these outcomes could adversely affect the Company's reputation, results of operations, and financial condition.

A significant disruption to the Company's IT systems and the Company's failure to adequately maintain and update those systems could adversely affect the Company's operations. The Company relies extensively on IT systems throughout its business. The Company also relies on continued and unimpeded access to the internet to use its IT systems. These systems are subject to possible damage or interruption from many events, including power and other outages, telecommunications failures, third-party failures, malicious attacks, security breaches, unplanned downtime, program transitions, and implementation errors. Any damage or disruption to the Company's IT systems could severely interrupt the Company's business operations, including the Company's ability to develop, process, and distribute its products, which could adversely affect its reputation, results of operations, and financial condition. The Company has been evolving its IT infrastructure, but continues to rely on a variety of legacy technologies across its business. The Company has invested, and expects to continue investing, in updates to its IT and security infrastructure and capabilities. If the Company fails to effectively implement these updates, the risk of an adverse cybersecurity incident may increase, including for example if vendors fail to continue to provide security updates for legacy technologies. Reliance on legacy technology for an extended period may also increase the Company’s IT maintenance expense and risk of system downtime, as well as slow the Company’s adoption of more innovative technologies or ability to benefit from more sophisticated data analytics. In addition, problems and interruptions associated with implementing technology initiatives could adversely affect the Company's operational efficiency. Any of these outcomes could adversely affect the Company's results of operations and financial condition.

Deterioration of labor relations, labor availability or increases in labor costs could harm the Company’s business. The Company's ability to meet its labor needs while controlling its costs is subject to external factors such as labor laws and regulations, labor availability, unemployment levels, prevailing wage rates, benefit costs, changing demographics, immigration laws, regulations, and enforcement policies, and the Company's reputation within the labor market. If the Company is unable to attract and retain a workforce meeting its needs (including for specialized roles with significant competition for talent) or is unable to successfully execute on succession planning and continuity at all levels of the organization, including as a result of the Company's recent corporate restructuring plan, the Company's operations, strategy, and competitiveness could suffer. Any of these outcomes could adversely affect the Company's reputation, results of operations, and financial condition. In addition, a significant increase in labor costs, a reduction of available labor, or a deterioration of labor relations at any of the Company’s owned facilities or co-manufacturing facilities could result in work slowdowns or stoppages, which could adversely affect the Company's reputation, results of operations, and financial condition.

The Company periodically renegotiates its collective bargaining agreements as such agreements expire. New or increased unionization efforts at a facility or failure to successfully negotiate with existing unions could lead to disruptions in the Company's supply chain, increases in operating costs, and constraints on operating flexibility. Any of these outcomes could adversely affect the Company's reputation, results of operations, and financial condition.

If the Company fails to achieve its projected results or otherwise fails to meet market expectations regarding its financial performance, the price and volatility of its stock could be adversely affected. The Company's results of operations have previously fluctuated from quarter to quarter and may do so again in the future. If the Company fails to achieve its projected results, if its outlook is not aligned with market expectations, if the Company modifies its outlook, if the Company modifies its approach to dividend distributions, or if the Company fails to meet the expectations of investors or securities analysts, the Company's stock price may decline (as it has recently), and the decrease in the stock price may be disproportionate to any shortfall in the Company's financial performance. Additionally, factors such as performance results for the Company's competitors and news or announcements by the Company, its competitors, and other third parties (including governmental entities and officials and non-governmental organizations) may result in a decline and volatility in the Company's stock price.

Industry Risks

The Company’s operations are subject to food safety and other risks inherent to the food industry. The Company's development, production, and distribution of food products for human consumption subjects it to many risks, including:
▪food contamination caused by disease-producing organisms or pathogens, such as Listeria monocytogenes, Salmonella, and pathogenic E coli., including contamination caused by the introduction of pathogens as a result of improper handling by customers or consumers (over which the Company has no control);
▪food contamination caused by operational errors by suppliers, co-manufacturers, or in Company-owned facilities;
▪mislabeling, including with respect to food allergens;
▪food spoilage;
▪claims of false or deceptive advertising;

▪nutritional and health-related concerns;
▪federal, state, and local food processing controls;
▪consumer product liability claims;
▪product tampering; and
▪the possible unavailability and/or expense of liability insurance.

The Company may face litigation, investigations, and regulatory proceedings and be subject to liability if any of these risks materialize, including if consumption of any of the Company's products causes injury, illness, or death. Furthermore, any such events could damage the Company's relationship with its customers and lead to adverse perceptions of the Company's business and consumer boycotts. In addition, the Company may take marketplace action such as a voluntary product recall in the event of contamination or damage to any of the Company's products. For example, during the fourth quarter of fiscal 2025, the Company issued a voluntary, class 1 recall related to certain chicken products sold in foodservice channels. In addition, during the third quarter of fiscal 2024, the Company voluntarily recalled a limited number of Planters® products due to the potential for contamination of the product with Listeria monocytogenes. Although the Company has not been made aware of any reports of illness related to the recalled products in connection with either of these recalls, the Company has experienced costs and business impacts associated with the events. If similar events occur in the future or if any other food safety or food industry risks materialize, the Company's reputation, results of operations, and financial condition could be adversely affected.

Outbreaks of disease among livestock and poultry flocks could harm the Company’s revenues and operating margins. The Company is subject to risks associated with the outbreak of disease in pork and beef livestock, and poultry flocks, including African swine fever (ASF), Bovine Spongiform Encephalopathy (BSE), pneumo-virus, Porcine Circovirus 2 (PCV2), Porcine Reproduction & Respiratory Syndrome (PRRS), Foot-and-Mouth Disease (FMD), Porcine Epidemic Diarrhea Virus (PEDv), and Highly Pathogenic Avian Influenza (HPAI). The outbreak of any such diseases could adversely affect the Company’s supply of raw materials, increase the cost of production, reduce utilization of the Company’s harvest facilities, and reduce earnings. Although the Company has developed business continuity plans for various disease scenarios, there can be no assurance that these plans will be effective in reducing the negative effects of any such diseases on the Company’s results of operations. In recent years, outbreaks of ASF have impacted hog herds in China, Asia, Europe, and the Caribbean. If an outbreak of ASF were to occur in the U.S., the Company’s supply of hogs and pork could be significantly impacted. Furthermore, HPAI was detected within the Company’s turkey supply chain during fiscal 2024 and fiscal 2025. HPAI could continue to be detected in the future. Future impacts of HPAI could reduce the production volume in the Company’s turkey facilities. The Company continues to monitor the situation and will take appropriate actions to protect the health of the turkeys across the supply chain.

The impact of a changing climate may also increase disease risks due to changes in weather or migratory patterns, which may result in certain types of diseases occurring more frequently or with more intense effects. Additionally, the outbreak of disease may hinder the Company’s ability to market and sell products both domestically and internationally.

Any of these outcomes could adversely affect the Company's results of operations and financial condition.

Fluctuations in commodity prices and availability of raw materials and other inputs could harm the Company’s results of operations. The Company’s results of operations and financial condition are largely dependent upon the cost and supply of pork, poultry, beef, feed grains, nuts, energy, and other inputs, as well as the selling prices for many of the Company’s products, which are determined by dynamic market forces of supply and demand.

The Company takes a balanced approach to sourcing pork raw materials, including hogs purchased for the Austin, Minnesota processing facility, long-term supply agreements for pork, and spot market purchases of pork. This approach is designed to ensure a more stable supply of raw materials while minimizing extreme fluctuations in costs over the long term. However, this may result, in the short term, in higher or lower live hog costs compared to the cash spot market. Market-based pricing on certain product lines, and lead time required to implement pricing adjustments, may prevent all or part of these cost increases from being recovered, and these higher costs could adversely affect the Company’s short-term financial results.

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

Any fluctuations in commodity prices or the availability of raw materials and other inputs necessary for the Company's business could adversely affect the Company's results of operations and financial condition.

Market demand for the Company’s products may fluctuate, including due to private-label products and lower-priced alternatives. The Company faces competition from a variety of sources, including other national brands, private label producers, and producers of alternative meats and protein sources, including pork, beef, turkey, chicken, fish, nuts, nut butters, whey, and plant-based proteins. The factors on which the Company competes include:
▪price;
▪product quality and attributes;
▪brand identification;
▪breadth of product line; and
▪customer service.

For certain products and product categories there has been, and the Company expects there to continue to be, a consumer shift towards more generic, lower-priced, or other value offerings, including private label products, which could result in lower sales, reduced margins, and lower market share for the Company's products.

Demand for the Company’s products is also affected by competitors’ promotional spending, the effectiveness of the Company’s advertising and marketing programs, and consumer perceptions, including those related to food trends such as sustainability of product sources and animal welfare. The Company’s failure to compete successfully on any of these or other factors could lead to, among other things, reduced demand for the Company’s brands and products, which could negatively impact the Company’s results of operations and financial condition.

The Company faces risks related to its ability to respond to changing consumer preferences, diets and eating patterns, including through its innovation and marketing investments. The Company invests in consumer insights and research and development to deliver innovative products that resonate with consumers, appeal to customers, and support sales growth. Consumer preferences for food products are impacted by a variety of factors, including convenience, flavor variety, and developments in options for weight management (e.g., the use of medications). If the Company is unsuccessful in developing and introducing new products that resonate with consumers, the return on the Company’s investment in new product development will be less than anticipated and the Company’s efforts to grow sales through innovation will be less successful than expected. Any of these outcomes could adversely affect the Company's results of operations and financial condition.

Damage to the Company’s reputation or brand image could adversely affect its business. Maintaining and enhancing the reputation of the Company and its key brands is critical to the Company's business success. The Company's reputation is largely based on perceptions. It may be difficult to address negative publicity or sensationalism across media channels, regardless of its accuracy or the reputability of its source, including as a result of fictitious media content (such as content produced by artificial intelligence or bad actors). Negative incidents (including those based on differing perspectives or opinions) involving the Company, its brands, its workforce, or others with whom the Company does business could quickly erode trust and confidence and result in changes in behavior including consumer boycotts, workforce unrest or walkouts, government investigations, and litigation. Negative reputational incidents or negative perceptions of the Company or its brands could adversely affect the Company's business and results of operations, including through lower sales, the termination of business relationships, higher costs, and team member engagement, retention, and recruiting difficulties. The Company has previously experienced negative perceptions of its business, and it could experience similar occurrences in the future. Any of these outcomes could negatively impact the Company's reputation, results of operations, and financial condition.

The Company previously established, and may continue to establish, various goals and initiatives regarding environmental, social, and governance matters, including with respect to sustainability. The Company has modified, and may continue to modify, certain of these goals and initiatives from time to time. The Company's establishment and continuation of any goals or initiatives regarding environmental, social, and governance matters, any modification or termination of such goals or initiatives, or any failure or perceived failure by the Company to achieve them, could result in negative reactions from the Company's shareholders, customers, consumers, team members, suppliers, and other third parties (including governmental entities and officials and non-governmental organizations) and lead to adverse perceptions of the Company's business, consumer boycotts, litigation, investigations, and regulatory proceedings. Any of these outcomes could negatively impact the Company's reputation, results of operations, and financial condition.

Reputational harm can also occur indirectly through companies and others with whom the Company does business or who sell the Company's products. In addition, the Company has previously had, and may in the future have, relationships with celebrities, influencers, and other individuals, including for advertising campaigns and marketing programs. If consumers have negative experiences with, or view unfavorably, any of the companies or individuals with whom the Company has relationships, it could cause them to reduce or stop purchasing the Company's products, which could adversely affect the Company's results of operations.

The potential impacts of a changing climate could have an adverse impact on the Company’s results of operations and financial condition. The potential impacts of a changing climate may be widespread and unpredictable and present a variety of risks in the short-term and long-term. The physical effects of a changing climate, such as natural disasters, extreme weather conditions, drought, and rising sea levels, could adversely affect the Company's results of operations, including by reducing the availability of necessary raw materials, increasing the cost of raw materials, increasing its energy costs, disrupting its supply chain, negatively impacting its workforce, damaging its facilities, and threatening the habitability of the locations in which the Company operates. In addition to physical risks, the potential impacts of a changing climate also present transition risks, including regulatory and reputational risks. For example, the Company uses commodities and energy inputs in its operations that may face increased regulation due to a changing climate or other environmental concerns, which could increase the Company's costs. Furthermore, the Company's establishment and continuation of sustainability goals and initiatives, or any modification, conclusion, failure, or perceived failure by the Company to achieve them, or to otherwise meet evolving, varied, and potentially conflicting expectations from the Company's shareholders, customers, consumers, team members, suppliers, and other third parties (including governmental entities and officials and non-governmental organizations) regarding the environment and the Company's goals and initiatives, could lead to adverse perceptions of the Company's business, consumer boycotts, litigation, investigations, and regulatory proceedings. Any of these outcomes could adversely affect the Company's reputation, results of operations, and financial condition.

Legal and Regulatory Risks

Litigation and other legal proceedings may adversely affect the Company's reputation, results of operations, and financial condition. The Company is regularly involved in a variety of legal proceedings, including litigation, arbitration, claims, investigations, and inquiries. The frequency of any such proceedings could increase in the future. These proceedings relate to a wide range of matters, including class actions involving employees, consumers, competitors, suppliers, shareholders, or others, commercial disputes, product liability, contract disputes, antitrust regulations, tax regulations, intellectual property, advertising, labeling, wage and hour laws, employment practices, environmental matters, shareholder actions, securities claims, and other matters relating to the Company's compliance with applicable laws and regulations. These matters are inherently uncertain, and the Company may not be successful in defending itself. Determining applicable reserves and possible losses related to such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. In addition, the Company's assessment of the materiality and likely outcome of these matters may not be consistent with the ultimate outcome of such matters. Responding to these matters has required, and may in the future require, the Company to devote significant resources and incur significant expenses, even for those that are non-meritorious, which could adversely affect the Company's results of operations and financial condition. Any of these proceedings could also generate negative publicity that adversely affects the Company's reputation.

Government regulation, present and future, exposes the Company to potential sanctions and compliance costs that could adversely affect the Company’s business. The Company’s operations, and those of its suppliers, are subject to extensive regulation in the U.S. and abroad, by the U.S. Department of Agriculture, the U.S. Food and Drug Administration, the U.S. Department of Homeland Security, international, federal, and state taxing authorities, and other international, federal, state, and local authorities, including those that oversee workforce mobility, taxation, animal welfare, food safety, and the processing, packaging, storage, distribution, advertising, and labeling of the Company’s products. Claims or enforcement proceedings could be brought against the Company in the future. In addition, these regulations could become more restrictive, which could lead to increased costs for the Company. For example, multiple states in the U.S. have implemented, or are considering implementing, extended producer responsibility laws that will require the Company to enact policies and processes and will increase expenses, including through fees paid to state governments in connection with such laws. In addition, pork harvest facilities that the Company relies upon in its supply chain are currently relying on government-issued waivers to regulations that otherwise limit maximum production line speeds. While rulemaking and legislation are underway to permanently increase permissible line speeds, if these waivers are not made permanent and line speeds are required to be slowed, harvest capacity and costs may be negatively impacted. Any of these outcomes could adversely affect the Company's results of operations and financial condition.

The Company’s manufacturing facilities and products are also subject to ongoing inspection by federal, state, and local authorities. The loss of the availability of government inspectors, including due to a government furlough or reduction in force, could cause disruption to the Company’s manufacturing facilities, which could adversely impact the Company's results of operations.

There have been, and may continue to be, changes in the legal or regulatory environment (including as a result of executive orders) affecting many areas related to the Company's business, including raw material costs and availability, energy costs and availability, workforce availability, transport costs and capacity, information security, cybersecurity, and data privacy, supply chain requirements, food safety, environmental, social, and governance matters, and climate and emissions disclosure. The ultimate impact of any changes in the legal or regulatory environment (including as a result of executive orders) is not possible to predict and could negatively affect the Company's results of operations and financial condition, including by increasing its expenses, reducing customer and consumer demand for the Company's products, limiting workforce availability for the Company, its suppliers, and its customers, and resulting in litigation, investigations, and regulatory proceedings against the Company. In addition, if the Company is unable or perceived to be unable to comply with any changes in the legal or regulatory environment (including as a result of executive orders), the Company's reputation, results of operations, and financial condition could be adversely affected.

The Company is subject to stringent environmental regulations and may be subject to environmental litigation, proceedings, and investigations. The Company’s past and present business operations and the Company’s ownership and operation of real property are subject to stringent international, federal, state, and local environmental laws and regulations pertaining to the discharge of materials into the environment and the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to protection of the environment. Some of the Company’s facilities have been in operation for many years and, over time, the Company and other prior operators of these facilities may have generated and disposed of waste that now may be considered hazardous. Future discovery of contamination of property underlying or in the vicinity of the Company’s present or former properties or manufacturing facilities and/or waste disposal sites could require the Company to incur additional expenses related to additional investigation, assessment, or other requirements. The occurrence of any of these events, the implementation of new laws and regulations, or stricter interpretation of existing laws or regulations could adversely affect the Company’s reputation, results of operations, and financial condition.

The Company’s foreign operations pose additional risks to the Company’s business. The Company operates its business and markets its products internationally as well as sourcing a variety of inputs from around the world. The Company’s foreign operations are subject to the risks described above, as well as risks related to fluctuations in currency values, foreign currency exchange controls, compliance with foreign regulations and tax laws, compliance with applicable U.S. laws, including the Foreign Corrupt Practices Act, and other economic or political uncertainties. The Company's international sales are subject to risks related to general economic conditions, imposition of tariffs, quotas, trade barriers and other restrictions, enforcement of remedies in foreign jurisdictions and compliance with applicable foreign laws, and other economic and political uncertainties. Any of these risks could result in increased costs and decreased revenues, which could adversely affect the Company’s results of operations and financial condition.

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

Integration with ERM Processes
The Company maintains an ERM program with a governance structure that is designed to identify, assess, prioritize, and mitigate risks across the organization. The ERM Executive Committee, comprised of the Company’s senior leadership team, has the ultimate responsibility for managing the identification of the key risks facing the Company and meets regularly to discuss the Company’s approach to mitigating those risks. Through the ERM process, cybersecurity has been identified as an important risk facing the Company. As a result, the cybersecurity program is an important component of the Company’s ERM processes.

In addition to discussing the cybersecurity program at ERM Executive Committee meetings, members of the ERM Executive Committee participate in the cybersecurity incident response process. This process includes a governance model and procedures for identifying, categorizing, containing, and responding to cybersecurity incidents. As a component of the cybersecurity incident response process, the Company periodically conducts attack simulations and exercises and has used third parties to support this work. The Company also maintains business continuity and disaster recovery plans to prepare for potential technology disruptions and to better position the Company to recover from any cybersecurity incident. The Company’s Disclosure Committee also includes members of the ERM Executive Committee, helping to ensure timely analysis of potential disclosure obligations relating to cybersecurity events.

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
•Use of internal resources and third parties to assess, test, validate, and strengthen the cybersecurity program, and the periodic use of third parties to perform penetration testing and to assess the quality and maturity of the program against the NIST Cybersecurity Framework; and
•Assessing and managing cybersecurity risks associated with the Company’s relationships with third parties, including technology and service providers, through due diligence efforts and the imposition of contractual obligations.

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

Impact of Cybersecurity Risks and Threats
While some of the Company’s third-party service providers have experienced cybersecurity incidents and the Company has experienced threats to its data and systems, as of the date of this report, the Company’s management is not aware of any cybersecurity threats or incidents that have materially affected its business strategy, results of operations, or financial condition. This does not guarantee that future incidents or threats will not have a material impact by interrupting operations, causing reputational harm, increasing operating costs, or exposing the Company to litigation. For additional commentary on cybersecurity risks, see Part 1, Item 1A. Risk Factors under the heading “The Company may be adversely impacted if the Company is affected by cybersecurity attacks or other security breaches.”

Item 2.  PROPERTIES

The Company’s global headquarters is located in Austin, Minnesota. The Company has various processing plants, warehouses, and operational facilities, mainly located in the U.S. The Company maintains a national sales force through strategic placement of sales offices across the U.S. The Company also maintains properties internationally to support global processing and sales. The majority of the Company’s properties are owned. Leased property is used as needed for production, distribution, and sales.

The Company believes its operating facilities are well-maintained and suitable for current use. The Company regularly engages in construction and other capital improvement projects with a focus on value-added capacity projects and automation, as well as projects to support regulatory requirements, maintenance needs, and cost-reduction opportunities.

Many of the Company’s domestic properties are utilized by more than one segment and utilization of these facilities can change over time. Therefore, it is impracticable to disclose them by segment. The facilities outside the U.S. serve the International segment.

Area (1) Square feet, in thousands	Owned	Leased	Total
Minnesota	4,373	162	4,535
Iowa	1,718	427	2,145
Wisconsin	1,218	202	1,420
Arkansas	589	261	850
Nebraska	845	—	845
California	149	673	822
All Other States	2,518	1,249	3,767
Total Domestic	11,410	2,974	14,384
China	756	74	830
Brazil	3	440	443
Indonesia	—	18	18
Australia	—	2	2
Total International	759	534	1,293
Total Square Feet	12,169	3,508	15,677
(1) Turkey grow-out facilities are excluded.

Item 3.  LEGAL PROCEEDINGS

Information regarding legal proceedings is available in Note K - Commitments and Contingencies of the Notes to the Consolidated Financial Statements.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Information about our Executive Officers

The following table provides information regarding the executive officers of the Company as of December 5, 2025:

		CURRENT OFFICE AND PREVIOUS
NAME	AGE	FIVE YEARS EXPERIENCE	DATES
Jeffrey M. Ettinger	67	Interim Chief Executive Officer	07/2025 to Present
		Chair, The Hormel Foundation	07/2024 to 07/2025;
			08/2018 to 06/2023
		Interim President, the University of Minnesota (public land-grant university)	06/2023 to 06/2024
		Board Member, Ecolab, Inc. (water, hygiene, and infection prevention solutions)	05/2015 to 05/2023
		Board Member, The Toro Company (landscape equipment)	07/2010 to 05/2023
John F. Ghingo	53	President	07/2025 to Present
		Executive Vice President, Retail	10/2024 to 07/2025
		Group Vice President, Retail	09/2024 to 10/2024
		Chief Executive Officer, Whisps Acquisition Corporation (cheese and snack foods)	01/2022 to 08/2024
		President, Applegate Farms, LLC (subsidiary of registrant)	04/2018 to 01/2022
Paul R. Kuehneman	54	Interim Chief Financial Officer and Controller	10/2025 to Present
		Vice President and Controller	02/2022 to 10/2025
		Assistant Controller	01/2021 to 02/2022
		Vice President and CFO, Jennie-O Turkey Store, Inc. (subsidiary of registrant)	05/2016 to 01/2021
Colleen R. Batcheler	51	Senior Vice President, External Affairs, General Counsel & Corporate Secretary	05/2025 to Present
		Senior Vice President, External Affairs, and General Counsel	06/2024 to 05/2025
		Executive Vice President, General Counsel and Secretary, Hertz Global Holdings, Inc. (vehicle rental)	05/2022 to 04/2024
		Executive Vice President, General Counsel and Corporate Secretary, Conagra Brands, Inc. (consumer packaged foods)	09/2009 to 04/2022
Mary Katherine Clark	46	Senior Vice President and Chief Communications Officer	03/2024 to Present
		Vice President of Communications, Mattress Firm Holding Corp. (mattresses and related products)	10/2022 to 02/2024
		Senior Director of Communications, Mattress Firm Holding Corp.	10/2020 to 10/2022
Pierre M. Lilly	54	Senior Vice President and Chief Compliance Officer	10/2020 to Present
Katherine M. Losness-Larson	60	Senior Vice President, Human Resources	10/2022 to Present
		Director of Human Resources	10/2018 to 10/2022
Kevin L. Myers, Ph.D.	60	Interim Group Vice President, Supply Chain	04/2025 to Present
		Senior Vice President, Research and Development and Quality Control	03/2015 to 04/2025
Swen Neufeldt	52	Group Vice President, Hormel Foods International Corporation	06/2020 to Present
David F. Weber	56	Group Vice President, Foodservice	03/2025 to Present
		Vice President, Foodservice Sales	03/2018 to 03/2025

No family relationship exists among the executive officers and no arrangements or understandings between any executive officer and any other person pertaining to such executive officer's selection as such exist.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Hormel Foods Corporation’s common stock is traded on the New York Stock Exchange under the symbol HRL.

Holders
As of November 24, 2025, there were approximately 8,500 record holders of the Company’s common stock and approximately 260,000 holders whose shares were held in street name by brokerage firms and financial institutions.

Issuer Purchases of Equity Securities
There were no issuer purchases of equity securities in the quarter ended October 26, 2025. On January 29, 2013, the Company’s Board of Directors authorized the repurchase of 10,000,000 shares of its common stock with no expiration date. On January 26, 2016, the Board of Directors approved a two-for-one split of the Company’s common stock to be effective January 27, 2016. As part of the stock split resolution, the number of shares remaining to be repurchased was adjusted proportionately. As of October 26, 2025, the maximum number of shares that may yet be purchased under the repurchase plans or programs is 3,677,494.

Dividends
The Company has paid dividends for 389 consecutive quarters. The Company is dedicated to returning cash to shareholders through dividend payments.

Shareholder Return Performance Graph
The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend-reinvested basis, for the Company, the S&P 500 Index, and the S&P 500 Packaged Foods & Meats Index for the five years ended October 26, 2025. The graph assumes $100 was invested in each as of the market close on October 26, 2020. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Comparison of 5-year Cumulative Total Return
250
200
150
100
50
0
10/26/20
10/29/21
10/28/22
10/27/23
10/25/24
10/24/25
Hormel Foods Corporation
S&P 500
S&P 500 Packaged Foods & Meats

Item 6.  RESERVED

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a global manufacturer and marketer of branded food products and remains focused on driving long-term growth through a balanced business model, a diverse portfolio, and a commitment to creating value for all stakeholders. The Company reports its results in the following three reportable segments: Retail, Foodservice, and International.

A review of the Company’s fiscal 2025 performance compared to fiscal 2024 appears in the following section. A review of fiscal 2024 performance compared to fiscal 2023 is set forth in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 27, 2024, under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by reference.

The Company discloses certain measures not defined by U.S. Generally Accepted Accounting Principles (GAAP), including organic volume, organic net sales, adjusted selling, general and administrative (SG&A), adjusted SG&A as a percent of net sales, adjusted operating income, adjusted net earnings, adjusted diluted earnings per share, and adjusted segment profit. The Company utilizes these non-GAAP measures to understand and evaluate operating performance on a consistent basis. For additional information and reconciliations to the most closely comparable measures calculated in accordance with GAAP, see the "Non-GAAP Measures" section of this Item. All forward-looking comparisons for fiscal 2026 are comparing fiscal 2025 GAAP figures to projected fiscal 2026 GAAP figures, unless otherwise noted.

Results of Operations

OVERVIEW

Fiscal 2025: The Company believes fiscal 2025 was a challenging year, as strong net sales performance did not translate into net earnings growth. Net sales totaled $12.1 billion, an increase of 2 percent compared to the prior year. Growth was driven by all three segments, and the Company delivered four consecutive quarters of net sales gains.

In fiscal 2025, the Company experienced persistent input cost inflation, primarily related to commodity markets, which significantly pressured earnings. Pork belly, beef, and nut input costs caused the most earnings pressure during the year.

The Company continued to support its strategic programs during fiscal 2025, including its multi-year Transform and Modernize (T&M) initiative. The Company made meaningful progress on the initiative, which is expected to deliver long-term value to the organization. The Company also recognized expenses associated with a corporate restructuring plan designed to reduce administrative expenses, improve efficiencies, and align its workforce to the Company’s future needs, while enabling continued investment in the Company’s growth.

SG&A decreased in fiscal 2025 primarily due to the lapping of antitrust settlements incurred in the prior year, lower advertising spend, and proceeds from a legal settlement. Adjusted SG&A as a percent of net sales was comparable to the prior year.

Operating income decreased 33 percent compared to the prior year, as earnings were significantly impacted by non-cash impairment charges recorded in the International and Retail segments. Adjusted operating income decreased 11 percent.

Net earnings decreased 41 percent compared to the prior year due to the above factors and a higher effective tax rate primarily driven by impairment charges. Adjusted net earnings declined 13 percent. Diluted earnings per share and adjusted diluted earnings per share for fiscal 2025 were $0.87 and $1.37, respectively, compared to $1.47 and $1.58 in the prior year.

Capital expenditures in fiscal 2025 were $311 million, including investments in capacity expansions for Hormel® Fire Braised™ and Applegate® products, data and technology, people and animal safety, and the Jiaxing, China, facility. The Company continues to prioritize investments in growth, innovation, cost savings, automation, and maintenance.

Dividends paid to shareholders were a record $633 million.

Changes in global trade policies, including tariffs and retaliatory tariffs, had a minor impact on the Company’s results of operations during fiscal 2025. The Company continues to monitor and evaluate the impact of proposed and enacted tariffs, including proposed and enacted retaliatory tariffs, and other trade restrictions, as well as its ability to mitigate their impacts.

Fiscal 2026 Outlook: The Company continues to navigate through a dynamic consumer and operating environment. Organic net sales growth of 1 percent to 4 percent is expected in fiscal 2026, which the Company anticipates being driven by growth across a broad range of categories, increased brand support and innovation, market-based pricing actions, and the Company’s current assumptions for raw material costs. From a bottom-line perspective, segment profit growth from all three segments is expected in fiscal 2026. Diluted earnings per share are expected to be $1.29 to $1.39 and adjusted diluted earnings per share are expected to be $1.43 to $1.51. Earnings are expected to decline in the first quarter of the year, followed by growth in each of the remaining three quarters. Major risks to the outlook include incremental inflationary pressures and the impact of deteriorating macroeconomic conditions on the Company’s customers, consumers, and operators.

The Company remains in a strong financial position due to its operating cash flow, liquidity, and solid balance sheet. The Company plans to continue to support the business through increased marketing and advertising investments for its leading brands. Further, continued capital expenditure investments are expected, including investments in data and technology and value-added capacity expansions.

The implied annualized dividend rate for 2026 is $1.17 per share, representing an increase of 1 percent and marking the 60th consecutive year of dividend increases. Returning cash to shareholders in the form of dividends remains a top priority for the Company.

CONSOLIDATED RESULTS

Volume, Net Sales, Net Earnings (Loss) and Diluted Earnings (Loss) Per Share

	Fourth Quarter Ended			Fiscal Year Ended
In thousands, except per share amounts	October 26, 2025	October 27, 2024	% Change	October 26, 2025	October 27, 2024	% Change
Volume (lbs.)	1,088,430	1,108,203	(1.8)	4,189,719	4,288,290	(2.3)
Organic Volume (lbs.)	1,088,430	1,092,952	(0.4)	4,189,719	4,224,016	(0.8)
Net Sales	$3,185,661	$3,138,091	1.5	$12,106,160	$11,920,797	1.6
Organic Net Sales	3,185,661	3,114,240	2.3	12,106,160	11,813,154	2.5
Net Earnings (Loss) Attributable to Hormel Foods Corporation	(56,137)	220,196	(125.5)	478,197	805,038	(40.6)
Diluted Earnings (Loss) Per Share	(0.10)	0.40	(125.0)	0.87	1.47	(40.8)
Adjusted Diluted Earnings Per Share	0.32	0.42	(23.8)	1.37	1.58	(13.3)

Net sales increased for the fourth quarter and full year of fiscal 2025 while volume declined over both periods.

For the fourth quarter of fiscal 2025, net sales growth across the Retail and Foodservice segments offset declines in the International segment. Net sales growth across the enterprise was driven primarily by the Jennie-O® turkey portfolio, Foodservice customized solutions business, Planters® snack nuts, Applegate® natural and organic meats, and premium prepared proteins, and the SPAM® family of products.

For the full year fiscal 2025, net sales increased in each segment. Net sales growth for the full year was driven primarily by the Jennie-O® turkey portfolio, the SPAM® family of products, Foodservice customized solutions business, Planters® snack nuts, Applegate® natural and organic meats, the bacon portfolio, and the Mexican foods portfolio.

For the fourth quarter of fiscal 2025, volume in the Retail segment was comparable to the prior year and declined in the International segment. For the fourth quarter of fiscal 2025, organic volume increased in the Foodservice segment. For the full year of fiscal 2025, organic volume in the Foodservice segment increased compared to the prior year. Volume declined in the Retail segment and was comparable to the prior year in the International segment for the full year of fiscal 2025.

In fiscal 2026, the Company expects net sales growth, which assumes growth across a broad range of categories, increased brand support and innovation, and market-based pricing actions. Risks to this outlook include slowing consumer demand and commodity price fluctuations.

Cost of Products Sold

	Fourth Quarter Ended			Fiscal Year Ended
In thousands	October 26, 2025	October 27, 2024	% Change	October 26, 2025	October 27, 2024	% Change
Cost of Products Sold	$2,740,820	$2,616,861	4.7	$10,214,344	$9,898,659	3.2

Cost of products sold for the fourth quarter and full year of fiscal 2025 increased due to higher commodity input costs, mainly for pork bellies, beef, and nuts.

In fiscal 2026, the Company expects raw material costs for beef and nuts to remain above historical averages. Pork costs are anticipated to be lower than fiscal 2025 levels; however, they are expected to remain elevated compared to long-term averages. Inflationary pressures on employee-related, packaging, and production expenses are expected to persist at normalized levels. The Company’s T&M initiative is projected to continue delivering cost savings in fiscal 2026, with a focus on procurement of ingredients and supplies, production-related costs, and logistics.

Gross Profit

	Fourth Quarter Ended			Fiscal Year Ended
In thousands	October 26, 2025	October 27, 2024	% Change	October 26, 2025	October 27, 2024	% Change
Gross Profit	$444,842	$521,230	(14.7)	$1,891,816	$2,022,138	(6.4)
Percent of Net Sales	14.0%	16.6%		15.6%	17.0%

Gross profit as a percentage of net sales decreased in both the fourth quarter and full year of fiscal 2025 compared to the prior year. Each segment experienced a decline in gross profit as a percentage of net sales versus fiscal 2024. All segments benefited from cost savings generated through the Company’s T&M initiative, which were more than offset by inflationary pressures.

In fiscal 2026, the Company expects gross profit as a percent of net sales to increase compared to the prior year. Incremental cost inflation and unfavorable sales mix pose the largest risks to this outlook.

Selling, General, and Administrative (SG&A)

	Fourth Quarter Ended			Fiscal Year Ended
In thousands	October 26, 2025	October 27, 2024	% Change	October 26, 2025	October 27, 2024	% Change
SG&A	$223,466	$238,587	(6.3)	$996,624	$1,005,294	(0.9)
Adjusted SG&A	220,175	226,069	(2.6)	940,540	933,010	0.8
Percent of Net Sales	7.0%	7.6%		8.2%	8.4%
Adjusted Percent of Net Sales	6.9%	7.2%		7.8%	7.8%

SG&A for the fourth quarter of fiscal 2025 decreased due to proceeds from a legal settlement and lower advertising expenses. Adjusted SG&A for the fourth quarter of fiscal 2025 decreased due to lower advertising expenses.

For full year fiscal 2025, SG&A decreased, primarily due to the lapping of antitrust settlements incurred in fiscal 2024, lower advertising spend, and proceeds from a legal settlement recognized in fiscal 2025. These benefits were partially offset by a loss on a non-core sow operation, higher employee-related expenses, and higher external expenses. Adjusted SG&A increased compared to the prior year, as the reduction in advertising spend was more than offset by higher employee-related expenses and higher external expenses.

Advertising investments in fiscal 2025 were $148 million, representing a 9 percent decrease compared to fiscal 2024.

In fiscal 2026, the Company intends to continue investing in its leading brands and for full year advertising expense to increase compared to the prior year.

Equity in Earnings of Affiliates

	Fourth Quarter Ended			Fiscal Year Ended
In thousands	October 26, 2025	October 27, 2024	% Change	October 26, 2025	October 27, 2024	% Change
Equity in Earnings of Affiliates	$(148,453)	$11,838	(1,354.1)	$(105,839)	$51,088	(307.2)

Equity in earnings of affiliates decreased for the fourth quarter and full year of fiscal 2025 as growth for MegaMex Foods was more than offset by a $164 million non-cash impairment charge related to a minority investment in Indonesia.

Goodwill and Intangible Impairment
During the fourth quarter of fiscal 2025, the Company recognized $71 million of intangible asset impairments related to the Planters® trade name, a private label customer relationship, and the Chi-Chi's® trade name, all recorded within the Retail segment.

Interest Income, Interest Expense, and Other Income (Expense), Net

	Fourth Quarter Ended			Fiscal Year Ended
In thousands	October 26, 2025	October 27, 2024	% Change	October 26, 2025	October 27, 2024	% Change
Interest Income	$5,631	$6,511	(13.5)	$24,227	$40,172	(39.7)
Interest Expense	19,599	19,430	0.9	78,038	80,894	(3.5)
Other Income (Expense), Net	(9,831)	(1,531)	(542.3)	(1,344)	8,224	(116.3)

Interest income declined in both the fourth quarter and full year of fiscal 2025, primarily as a result of lower average cash balances. Interest expense was comparable during the fourth quarter and decreased for the full year of fiscal 2025. Other expense increased in the fourth quarter of fiscal 2025, primarily due to costs related to the Company's recently announced corporate restructuring plan. For the full year of fiscal 2025, other expense increased due to one-time costs related to the corporate restructuring plan and lower rabbi performance, which were partially offset by lower on-going pension costs.

Effective Tax Rate

	Fourth Quarter Ended		Fiscal Year Ended
	October 26, 2025	October 27, 2024	October 26, 2025	October 27, 2024
Effective Tax Rate	(159.9)%	21.5%	28.0%	22.3%

The effective tax rate for fiscal 2025 reflected a detriment related to the non-cash impairment charges on a minority investment recorded in the fourth quarter. The fiscal 2024 effective tax rate included a benefit from the purchase of federal energy tax credits. For additional information, refer to Note O - Income Taxes of the Notes to the Consolidated Financial Statements.

The Company expects the effective tax rate in fiscal 2026 to be between 21.5 and 22.5 percent.

SEGMENT RESULTS

Net sales and segment profit for each of the Company’s reportable segments are set forth below. The Company does not allocate deferred compensation, non-recurring expenses associated with the T&M initiative, corporate restructuring plan costs, and interest and other income and expense to its segments when measuring performance. The Company also retains various other income and expenses at the corporate level. Equity in earnings of affiliates is included in segment profit; however, earnings attributable to the Company’s corporate venturing investments and noncontrolling interests are excluded. These items are included below as Net Unallocated Expense and Noncontrolling Interest when reconciling to Earnings Before Income Taxes.

The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets. Therefore, the Company does not represent that these segments, if operated independently, would report the profit and other financial information shown below.

	Fourth Quarter Ended			Fiscal Year Ended
In thousands	October 26, 2025	October 27, 2024	% Change	October 26, 2025	October 27, 2024	% Change
Net Sales
Retail	$1,922,817	$1,907,071	0.8	$7,455,218	$7,374,149	1.1
Foodservice	1,088,192	1,046,008	4.0	3,941,795	3,845,118	2.5
International	174,652	185,012	(5.6)	709,146	701,529	1.1
Total Net Sales	$3,185,661	$3,138,091	1.5	$12,106,160	$11,920,797	1.6
Segment Profit (Loss)
Retail	$46,398	$152,932	(69.7)	$425,245	$562,768	(24.4)
Foodservice	134,404	154,340	(12.9)	554,574	596,292	(7.0)
International	(138,611)	27,058	(612.3)	(80,418)	92,084	(187.3)
Total Segment Profit (Loss)	42,190	334,331	(87.4)	899,400	1,251,144	(28.1)
Net Unallocated Expense	63,750	54,064	17.9	235,519	215,304	9.4
Noncontrolling Interest	(67)	(236)	71.5	(433)	(407)	(6.5)
Earnings (Loss) Before Income Taxes	$(21,627)	$280,030	(107.7)	$663,449	$1,035,434	(35.9)

Retail

	Fourth Quarter Ended			Fiscal Year Ended
In thousands	October 26, 2025	October 27, 2024	% Change	October 26, 2025	October 27, 2024	% Change
Volume (lbs.)	746,581	744,521	0.3	2,873,655	2,915,141	(1.4)
Net Sales	$1,922,817	$1,907,071	0.8	$7,455,218	$7,374,149	1.1
Segment Profit	46,398	152,932	(69.7)	425,245	562,768	(24.4)
Adjusted Segment Profit	117,148	152,932	(23.4)	495,995	562,768	(11.9)

Volume results and net sales growth in the Retail segment in the fourth quarter of fiscal 2025 were driven by the turkey portfolio, Planters® snack nuts, and Applegate® products. These gains were partially offset by the strategic decision to discontinue certain offerings of private label snack nuts. Full year fiscal 2025 volume declined, primarily due to contract manufacturing. Full year fiscal 2025 net sales growth was driven by the turkey portfolio, Applegate® products, the Mexican foods portfolio, and the SPAM® family of products.

Retail segment profit declined in the fourth quarter and the full year of fiscal 2025, primarily due to non-cash impairment charges. Adjusted segment profit declined for the fourth quarter and full year of fiscal 2025, as net sales growth was more than offset by input cost pressures, mainly due to elevated commodity markets.

In fiscal 2026, the Company expects modest net sales growth for its Retail segment. Net sales growth is expected to come from a broad range of categories, higher brand support, and market-based pricing actions. Retail segment profit is expected to grow compared to the prior year. Risks to this outlook include slowing consumer demand, unfavorable sales mix, and higher-than-expected operating costs.

Foodservice

	Fourth Quarter Ended			Fiscal Year Ended
In thousands	October 26, 2025	October 27, 2024	% Change	October 26, 2025	October 27, 2024	% Change
Volume (lbs.)	268,640	283,944	(5.4)	1,003,629	1,061,730	(5.5)
Organic Volume (lbs.)	268,640	268,693	—	1,003,629	997,456	0.6
Net Sales	$1,088,192	$1,046,008	4.0	$3,941,795	$3,845,118	2.5
Organic Net Sales	1,088,192	1,022,157	6.5	3,941,795	3,737,476	5.5
Segment Profit	134,404	154,340	(12.9)	554,574	596,292	(7.0)

Organic net sales growth continued to be broad-based in the Foodservice segment in the fourth quarter of fiscal 2025, with significant contributions from the customized solutions business, branded bacon offerings, branded pepperoni, premium prepared proteins, and the Jennie-O® turkey portfolio, while organic volume was flat. Full year fiscal 2025 organic volume and organic net sales increased due to growth across many categories, with significant contributions from the customized solutions business, Jennie-O® turkey portfolio, premium prepared proteins, and branded bacon offerings.

Segment profit declined for the fourth quarter of fiscal 2025, as strong net sales growth was more than offset by impacts from a chicken-product recall and the rise in input costs, mainly due to elevated commodity markets. Segment profit declined for the full year of fiscal 2025 as net sales growth was more than offset by the rise in input costs and margin pressures from non-core businesses. The Foodservice segment continued to benefit from an extensive range of solutions-based products, its direct-selling organization, and a diverse channel presence during fiscal 2025.

In fiscal 2026, the Company anticipates year-over-year growth for volume, net sales, and segment profit in its Foodservice segment. Risks to this outlook include a softening of foodservice industry demand, lower-than-expected raw material markets which through market-based pricing can negatively impact net sales, and higher-than-expected operating costs.

International

	Fourth Quarter Ended			Fiscal Year Ended
In thousands	October 26, 2025	October 27, 2024	% Change	October 26, 2025	October 27, 2024	% Change
Volume (lbs.)	73,209	79,737	(8.2)	312,435	311,419	0.3
Net Sales	$174,652	$185,012	(5.6)	$709,146	$701,529	1.1
Segment Profit (Loss)	(138,611)	27,058	(612.3)	(80,418)	92,084	(187.3)
Adjusted Segment Profit	25,100	27,058	(7.2)	83,293	92,084	(9.5)

For the International segment, volume and net sales growth for SPAM® luncheon meat and the refrigerated portfolio was more than offset by declines in fresh pork exports and competitive pressures in Brazil in the fourth quarter of fiscal 2025. The China market continued to contribute volume and net sales growth in the fourth quarter. Full year fiscal 2025 volume and net sales growth in the China market, the SPAM® family of products, and the Planters® brand was partially offset by volume and net sales declines due to competitive pressures in Brazil.

Segment profit for the fourth quarter and full year was significantly impacted by the non-cash impairment of a minority investment in Indonesia. Adjusted segment profit declined in the fourth quarter and full year of fiscal 2025, primarily due to commodity input cost pressures and softness in Brazil.

In fiscal 2026, the Company anticipates year-over-year growth for volume, net sales, and segment profit from its International segment. Risks to this outlook include macroeconomic conditions in multinational markets, cost inflation, and global trade dynamics.

Unallocated Income and Expense

	Fourth Quarter Ended		Fiscal Year Ended
In thousands	October 26, 2025	October 27, 2024	October 26, 2025	October 27, 2024
Net Unallocated Expense	$63,750	$54,064	$235,519	$215,304
Noncontrolling Interest	(67)	(236)	(433)	(407)

For the fourth quarter of fiscal 2025, net unallocated expense increased due to corporate restructuring plan expenses, higher external expenses, and the lapping of the gain on sale of Hormel Health Labs, LLC (Hormel Health Labs) in the prior year. These factors were partially offset by proceeds from a legal settlement.

In addition to the fourth quarter impacts, for fiscal 2025, net unallocated expense increased due to lower interest income, the loss on the sale of a non-core sow operation, and higher expenses related to the T&M initiative. These factors were partially offset by the lapping of prior year legal expenses.

NON-GAAP MEASURES
This report includes measures of financial performance that are not defined by GAAP. The Company utilizes these non-GAAP measures to understand and evaluate operating performance on a consistent basis. These measures may also be used when making decisions regarding resource allocation and in determining incentive compensation. The Company believes these non-GAAP measures provide useful information to investors because they aid analysis and understanding of the Company’s results and business trends relative to past performance and the Company’s competitors. Non-GAAP measures are not intended to be a substitute for GAAP measures in analyzing financial performance. These non-GAAP measures are not calculated in accordance with GAAP and may be different from non-GAAP measures used by other companies.

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

Gain (Loss) on Sale of Business
In the first quarter of fiscal 2025, the Company sold Mountain Prairie, LLC, a non-core sow operation, resulting in a loss on the sale. In the fourth quarter of fiscal 2024, the Company sold the Hormel Health Labs business, resulting in a gain on the sale. The Company believes the one-time benefit or detriment from these sales, including transaction costs, are not reflective of the Company’s ongoing operating cost structure, are not indicative of the Company’s core operating performance, and are not meaningful when comparing the Company’s operating performance against that of prior periods. Thus, the Company has adjusted for (i.e. excluded) these impacts.

Legal Matters
From time to time, the Company receives proceeds or incurs expenses related to discrete legal matters that the Company believes are not indicative of the Company’s core operating performance, do not reflect expected future operating income or costs, and are not meaningful when comparing the Company’s operating performance against that of prior periods. The Company adjusts for (i.e., excludes) these impacts.

Litigation Settlements
In fiscal 2025 and 2024, the Company entered into settlement agreements with certain plaintiffs in pending antitrust litigation. In the fourth quarter of fiscal 2025, the Company received proceeds in settlement of a separate legal matter. See Note K - Commitments and Contingencies of the Notes to the Consolidated Financial Statements for additional information.

Corporate Restructuring Plan
In the fourth quarter of fiscal 2025, the Company commenced a corporate restructuring plan, the focus of which is to reduce administrative expenses, improve efficiencies, and align the workforce to the Company’s future needs, while enabling continued investment in the Company’s growth. The costs incurred to execute the corporate restructuring plan and the charges incurred under the program are primarily related to severance and employee benefit costs. Because the Company believes the charges incurred under the corporate restructuring plan do not reflect future operating costs and are not meaningful when comparing the Company's operating performance against that of prior periods, the Company adjusts for

(i.e., excludes) these impacts. See Note R - Restructuring of the Notes to the Consolidated Financial Statements for additional information.

Impairments
In the fourth quarter of fiscal 2025, the Company recorded non-cash impairment charges related to certain intangible assets and an equity method investment. See Note C - Goodwill and Intangible Assets and Note D - Investments in Affiliates of the Notes to the Consolidated Financial Statements for additional information. The Company believes these charges are not indicative of the Company’s core operating performance, do not reflect expected future operating income or costs, and are not meaningful when comparing the Company’s operating performance against that of prior periods. The Company adjusts for (i.e., excludes) these impacts.

The tables below show the calculations to reconcile from the GAAP measures to the non-GAAP measures presented in this Annual Report on Form 10-K. The tax provision expense or benefit of each of the pre-tax items excluded from the Company's GAAP results was computed based on the facts and tax implications associated with each item.

	Fourth Quarter Ended		Fiscal Year Ended
in thousands, except per share amounts	October 26, 2025	October 27, 2024	October 26, 2025	October 27, 2024
Cost of Products Sold (GAAP)	$2,740,820	$2,616,861	$10,214,344	$9,898,659
Transform and Modernize Initiative(1)	(5,406)	(910)	(9,380)	(5,557)
Adjusted Cost of Products Sold (Non-GAAP)	$2,735,413	$2,615,950	$10,204,964	$9,893,102

Gross Profit (GAAP)	$444,842	$521,230	$1,891,816	$2,022,138
Transform and Modernize Initiative(1)	5,406	910	9,380	5,557
Adjusted Gross Profit (Non-GAAP)	$450,248	$522,140	$1,901,196	$2,027,695

SG&A (GAAP)	$223,466	$238,587	$996,624	$1,005,294
Transform and Modernize Initiative(2)	(13,697)	(16,440)	(54,926)	(47,456)
Gain (Loss) on Sale of Business	—	3,922	(11,324)	3,922
Corporate Restructuring Plan	(594)	—	(594)	—
Litigation Settlements	11,000	—	10,760	(28,750)
Adjusted SG&A (Non-GAAP)	$220,175	$226,069	$940,540	$933,010

Equity in Earnings of Affiliates (GAAP)	$(148,453)	$11,838	$(105,839)	$51,088
Impairment Charges	163,711	—	163,711	—
Adjusted Equity in Earnings of Affiliates (Non-GAAP)	$15,259	$11,838	$57,873	$51,088

Goodwill and Intangible Impairment (GAAP)	$70,751	$—	$70,751	$—
Impairment Charges	(70,751)	—	(70,751)	—
Adjusted Goodwill and Intangible Impairment (Non-GAAP)	$—	$—	$—	$—

Operating Income (GAAP)	$2,172	$294,481	$718,603	$1,067,932
Impairment Charges	234,462	—	234,462	—
Transform and Modernize Initiative(1)(2)	19,104	17,350	64,305	53,013
(Gain) Loss on Sale of Business	—	(3,922)	11,324	(3,922)
Corporate Restructuring Plan	594	—	594	—
Litigation Settlements	(11,000)	—	(10,760)	28,750
Adjusted Operating Income (Non-GAAP)	$245,332	$307,909	$1,018,528	$1,145,773

Other Income (Expense), Net (GAAP)	$(9,831)	$(1,531)	$(1,344)	$8,224
Corporate Restructuring Plan	12,696	—	12,696	—
Adjusted Other Income (Expense), Net (Non-GAAP)	$2,865	$(1,531)	$11,352	$8,224

Earnings (Loss) Before Income Taxes (GAAP)	$(21,627)	$280,030	$663,449	$1,035,434
Impairment Charges	234,462	—	234,462	—
Transform and Modernize Initiative(1)(2)	19,104	17,350	64,305	53,013
Corporate Restructuring Plan	13,290	—	13,290	—
(Gain) Loss on Sale of Business	—	(3,922)	11,324	(3,922)
Litigation Settlements	(11,000)	—	(10,760)	28,750
Adjusted Earnings (Loss) Before Income Taxes (Non-GAAP)	$234,229	$293,459	$976,071	$1,113,275

	Fourth Quarter Ended		Fiscal Year Ended
in thousands, except per share amounts	October 26, 2025	October 27, 2024	October 26, 2025	October 27, 2024
Provision for Income Taxes (GAAP)	$34,577	$60,070	$185,684	$230,803
Impairment Charges	17,332	—	17,332	—
Transform and Modernize Initiative(1)(2)	5,833	3,730	15,792	11,739
Corporate Restructuring Plan	3,256	—	3,256	—
(Gain) Loss on Sale of Business	—	(843)	2,469	(843)
Litigation Settlements	(2,688)	—	(2,636)	6,333
Adjusted Provision for Income Taxes (Non-GAAP)	$58,310	$62,957	$221,898	$248,031

Net Earnings (Loss) Attributable to Hormel Foods Corporation (GAAP)	$(56,137)	$220,196	$478,197	$805,038
Impairment Charges	217,130	—	217,130	—
Transform and Modernize Initiative(1)(2)	13,271	13,620	48,513	41,274
Corporate Restructuring Plan	10,035	—	10,035	—
(Gain) Loss on Sale of Business	—	(3,078)	8,855	(3,078)
Litigation Settlements	(8,312)	—	(8,124)	22,417
Adjusted Net Earnings (Loss) Attributable to Hormel Foods Corporation (Non-GAAP)	$175,987	$230,738	$754,606	$865,650

Diluted Earnings (Loss) Per Share (GAAP)	$(0.10)	$0.40	$0.87	$1.47
Impairment Charges	0.39	—	0.39	—
Transform and Modernize Initiative(1)(2)	0.02	0.02	0.09	0.08
Corporate Restructuring Plan	0.02	—	0.02	—
(Gain) Loss on Sale of Business	—	(0.01)	0.02	(0.01)
Litigation Settlements	(0.02)	—	(0.01)	0.04
Adjusted Diluted Earnings (Loss) Per Share (Non-GAAP)	$0.32	$0.42	$1.37	$1.58

	Fourth Quarter Ended		Fiscal Year Ended
in thousands, except per share amounts	October 26, 2025	October 27, 2024	October 26, 2025	October 27, 2024
SG&A as a Percent of Net Sales (GAAP)	7.0%	7.6%	8.2%	8.4%
Transform and Modernize Initiative(2)	(0.4)	(0.5)	(0.5)	(0.4)
Corporate Restructuring Plan	—	—	—	—
Gain (Loss) on Sale of Business	—	0.1	(0.1)	—
Litigation Settlements	0.3	—	0.1	(0.2)
Adjusted SG&A as a Percent of Net Sales (Non-GAAP)	6.9%	7.2%	7.8%	7.8%
(1)    Comprised primarily of asset write-offs, equipment relocation expenses, and severance related to supply chain and portfolio optimization.
(2)    Comprised primarily of project-based external consulting fees.

Organic Volume and Organic Net Sales (Non-GAAP)
The non-GAAP measures of organic volume and organic net sales are presented to provide investors with additional information to facilitate the comparison of past and present operations. Organic volume and organic net sales exclude the impact of the sale of Hormel Health Labs in the Foodservice segment in the fourth quarter of fiscal 2024.

	Fourth Quarter Ended
	October 26, 2025	October 27, 2024
In thousands	GAAP	GAAP	Divestiture	Non-GAAP Organic	Non-GAAP % Change
Volume (lbs.)
Retail	746,581	744,521	—	744,521	0.3
Foodservice	268,640	283,944	(15,251)	268,693	—
International	73,209	79,737	—	79,737	(8.2)
Total Volume (lbs.)	1,088,430	1,108,203	(15,251)	1,092,952	(0.4)

Net Sales
Retail	$1,922,817	$1,907,071	$—	$1,907,071	0.8
Foodservice	1,088,192	1,046,008	(23,851)	1,022,157	6.5
International	174,652	185,012	—	185,012	(5.6)
Total Net Sales	$3,185,661	$3,138,091	$(23,851)	$3,114,240	2.3

	Fiscal Year Ended
	October 26, 2025	October 27, 2024
In thousands	GAAP	GAAP	Divestiture	Non-GAAP Organic	Non-GAAP % Change
Volume (lbs.)
Retail	2,873,655	2,915,141	—	2,915,141	(1.4)
Foodservice	1,003,629	1,061,730	(64,274)	997,456	0.6
International	312,435	311,419	—	311,419	0.3
Total Volume (lbs.)	4,189,719	4,288,290	(64,274)	4,224,016	(0.8)

Net Sales
Retail	$7,455,218	$7,374,149	$—	$7,374,149	1.1
Foodservice	3,941,795	3,845,118	(107,643)	3,737,476	5.5
International	709,146	701,529	—	701,529	1.1
Total Net Sales	$12,106,160	$11,920,797	$(107,643)	$11,813,154	2.5

Adjusted Segment Profit (Non-GAAP)

	Fourth Quarter Ended
	October 26, 2025			October 27, 2024
In thousands	GAAP	Non-GAAP Adjustments(1)	Non-GAAP	GAAP	Non-GAAP Adjustments(2)	Non-GAAP
Segment Profit (Loss)
Retail	$46,398	$70,751	$117,148	$152,932	$—	$152,932
Foodservice	134,404	—	134,404	154,340	—	154,340
International	(138,611)	163,711	25,100	27,058	—	27,058
Total Segment Profit (Loss)	42,190	234,462	276,652	334,331	—	334,331
Net Unallocated Expense	63,750	(21,394)	42,356	54,064	(13,428)	40,636
Noncontrolling Interest	(67)	—	(67)	(236)	—	(236)
Earnings (Loss) Before Income Taxes	$(21,627)	$255,856	$234,229	$280,030	$13,428	$293,459
(1)    Retail and International segment profit (loss) adjustments in the fourth quarter of fiscal 2025 were due to non-cash impairment charges. Net Unallocated Expense adjustments were comprised of non-recurring T&M initiative costs, corporate restructuring plan charges, and a favorable litigation settlement.
(2)    Net Unallocated Expense adjustments in the fourth quarter of fiscal 2024 were comprised of non-recurring T&M initiative costs and the gain on the sale of Hormel Health Labs.

	Fiscal Year Ended
	October 26, 2025			October 27, 2024
In thousands	GAAP	Non-GAAP Adjustments(1)	Non-GAAP	GAAP	Non-GAAP Adjustments(2)	Non-GAAP
Segment Profit (Loss)
Retail	$425,245	$70,751	$495,995	$562,768	$—	$562,768
Foodservice	554,574	—	554,574	596,292	—	596,292
International	(80,418)	163,711	83,293	92,084	—	92,084
Total Segment Profit (Loss)	899,400	234,462	1,133,863	1,251,144	—	1,251,144
Net Unallocated Expense	235,519	(78,160)	157,359	215,304	(77,841)	137,463
Noncontrolling Interest	(433)	—	(433)	(407)	—	(407)
Earnings Before Income Taxes	$663,449	$312,622	$976,071	$1,035,434	$77,841	$1,113,275
(1)    Retail and International segment profit (loss) adjustments in fiscal 2025 were due to non-cash impairment charges. Net Unallocated Expense adjustments in fiscal 2025 were comprised of non-recurring T&M initiative costs, corporate restructuring plan charges, the loss on sale of Mountain Prairie, LLC, and litigation settlements.
(2)    Net Unallocated Expense adjustments in fiscal 2024 were comprised of non-recurring T&M initiative costs, litigation settlements, and the gain on the sale of Hormel Health Labs.

Forward-looking GAAP to Non-GAAP Measures
Below shows the calculations to reconcile from the estimated fiscal 2026 GAAP measures to the corresponding estimated adjusted non-GAAP measures.

Fiscal 2026 Outlook - Adjusted Diluted Earnings per Share (Non-GAAP)
The non-GAAP measure of adjusted diluted earnings per share excludes estimated charges associated with the T&M initiative, corporate restructuring plan, and other estimated non-recurring items. The Company’s strategic investments in the T&M initiative are expected to cease at the end of the investment period. T&M charges, corporate restructuring plan expenses, and other estimated non-recurring items are not expected to recur in the foreseeable future and are not considered representative of the Company’s underlying operating performance.

In fiscal 2026, the Company expects:
•Diluted earnings per share (GAAP) in the range of $1.29 to $1.39
•Adjustments for the T&M initiative of $0.06 to $0.07
•Adjustments for corporate restructuring plan-related charges of $0.01
•Adjustments related to other(1) non-recurring items of $0.05 to $0.06

Resulting in an adjusted diluted earnings per share range (non-GAAP) of $1.43 to $1.51.

(1)    Includes estimated one-time consulting expenses related to a former executive officer and estimated non-recurring impacts related to the anticipated sale of the Justin’s® branded business.

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

	Fiscal Year Ended
In thousands	October 26, 2025	October 27, 2024
EBIT (Non-GAAP):
Net Earnings Attributable to Hormel Foods Corporation	$478,197	$805,038
Plus: Income Tax Expense	185,684	230,803
Plus: Interest Expense	78,038	80,894
Less: Interest Income	24,227	40,172
Less: Other Income (Expense), Net	(1,344)	8,224
EBIT (Non-GAAP)	$719,036	$1,068,339
EBITDA (Non-GAAP):
EBIT per above	719,036	1,068,339
Plus: Depreciation and Amortization	263,901	257,756
EBITDA (Non-GAAP)	$982,937	$1,326,095

LIQUIDITY AND CAPITAL RESOURCES

When assessing its liquidity and capital resources, the Company evaluates cash and cash equivalents, short-term and long-term investments, income from operations, and borrowing capacity.

Cash Flow Highlights

	Fiscal Year Ended
In millions	October 26, 2025	October 27, 2024
Cash and Cash Equivalents at End of Period	$671	$742
Cash Provided by (Used in) Operating Activities	845	1,267
Cash Provided by (Used in) Investing Activities	(299)	(237)
Cash Provided by (Used in) Financing Activities	(614)	(1,030)
Increase (Decrease) in Cash and Cash Equivalents	(71)	5

Cash and cash equivalents decreased $71 million during fiscal 2025 due to higher costs and elevated inventory levels. Cash provided by operating activities along with existing cash on hand was sufficient to cover dividend payments and capital expenditures during fiscal 2025. The Company repaid a portion of long-term debt by using existing cash on hand and the proceeds from new long-term debt issued in fiscal 2024. Additional details related to significant drivers of cash flows are provided below.

Cash Provided by (Used in) Operating Activities
•Cash flows from operating activities were impacted by changes in operating assets and liabilities and lower net earnings.
–In fiscal 2025, inventory increased $172 million primarily due to higher raw material costs, strategic inventory build for certain categories, and recovery of snack nuts inventory levels following the production disruptions at the Suffolk, Virginia manufacturing facility. The $95 million decrease in fiscal 2024 was due to a better alignment of product levels with customer demand as well as less turkey and associated feed supplies.
–In fiscal 2025, accounts receivable decreased $33 million due to the timing of sales and estimated impact from the chicken product recall. In fiscal 2024, accounts receivable was comparable to the prior year, decreasing $2 million.
–Accounts payable and accrued expenses decreased $69 million in fiscal 2025 primarily due to the payment of legal settlements and the timing of payments which was partially offset by feed and livestock payment deferrals. In fiscal 2024, accounts payable and accrued expenses decreased $27 million related to the timing of payments which was partially offset by higher employee-related and promotional expenses.

Cash Provided by (Used in) Investing Activities
•Capital expenditures were $311 million and $256 million in fiscal 2025 and 2024, respectively. Significant projects ongoing during fiscal 2025 and fiscal 2024 were for capacity expansions in Barron, Wisconsin and at the Jiaxing, China facility. Additional projects during fiscal 2025 included manufacturing equipment upgrades in Willmar, Minnesota and investments in data and technology.
•Proceeds from the sale of business were $13 million during fiscal 2025, primarily from the sale of the Company’s equity interest in Mountain Prairie, LLC. In fiscal 2024, the Company received $25 million from the sale of Hormel Health Labs.

Cash Provided by (Used in) Financing Activities
•Cash dividends paid to the Company’s shareholders are an ongoing financing activity for the Company with payments totaling $633 million in fiscal 2025 and $615 million in fiscal 2024. The annualized dividend rate was $1.16 per share in fiscal 2025, compared to $1.13 per share in fiscal 2024.
•The Company paid $950 million of its senior unsecured notes upon maturity on June 3, 2024.
•Proceeds from the issuance of long-term debt were $498 million in fiscal 2024, resulting from the Company's issuance of senior unsecured notes with an aggregate principal amount of $500 million.

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

The Company believes its anticipated income from operations, cash on hand, borrowing capacity under the current unsecured revolving credit facility, and access to capital markets will be adequate to meet all short-term and long-term commitments. The Company continues to look for opportunities to make investments and acquisitions that align with its strategic priorities. The Company maintains multiple liquidity sources, including its ability to issue debt, which supports strategic investments and acquisitions.

Dividend Payments
The Company remains committed to providing returns to investors through cash dividends on its common stock. The Company has paid 389 consecutive quarterly dividends since becoming a public company in 1928. On November 24, 2025, the Board of Directors authorized a quarterly dividend for the first quarter of fiscal 2026 of $0.2925 per share, a 1% increase from the prior year.

Capital Expenditures
Capital expenditures are allocated to required maintenance and growth opportunities based on the needs of the business. Capital expenditures supporting growth opportunities in fiscal 2026 are expected to focus on projects related to infrastructure, new data and technology, and equipment upgrades. Capital expenditures for fiscal 2026 are estimated to be $260 million to $290 million.

Debt
As of October 26, 2025, the Company’s outstanding debt included $2.9 billion of fixed rate unsecured senior notes due in fiscal 2027, 2028, 2030, and 2051 with interest payable semi-annually. During fiscal 2025, the Company made $73 million of interest payments, and the Company expects to make $73 million of interest payments in fiscal 2026 on these notes. See Note M - Long-term Debt and Other Borrowing Arrangements of the Notes to the Consolidated Financial Statements for additional information.

Borrowing Capacity
As a source of short-term financing, the Company maintains a $750 million unsecured revolving credit facility. The maximum commitment under this credit facility may be further increased by $375 million upon the satisfaction of certain conditions. Extensions of credit under the facility may be applied by the Company to refinance existing indebtedness and for working capital and other general corporate purposes, including acquisition funding, and may be made in the form of revolving loans, swing line loans, and letters of credit. The lending commitments under the facility are scheduled to expire on March 25, 2030, at which time the Company will be required to pay in full all obligations then outstanding. As of October 26, 2025, the Company had no outstanding borrowings under this facility.

Debt Covenants
The Company’s debt agreements contain customary terms and conditions including representations, warranties, and covenants. These debt covenants limit the ability of the Company to, among other things, incur debt for borrowed money secured by certain liens, or engage in certain sale and leaseback transactions, and the covenants require the Company to maintain certain consolidated financial ratios. As of October 26, 2025, the Company was in compliance with all covenants in its debt agreements and expects to maintain compliance in the future.

Cash Held by International Subsidiaries
As of October 26, 2025, the Company’s international subsidiaries held $218 million of cash and cash equivalents. During the third quarter of fiscal 2025, the Company repatriated $44 million in cash from an international subsidiary and recognized foreign withholding taxes on the one-time distribution. The Company maintains all undistributed earnings as permanently reinvested. The Company evaluates the balance and uses of cash held internationally based on the needs of the business.

Share Repurchases
The Company is authorized to repurchase 3,677,494 shares of common stock as part of an existing plan approved by the Company’s Board of Directors. Under the share repurchase authorization, the Company may repurchase shares periodically, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The share repurchase authorization has no expiration date. The Company did not repurchase any shares of stock during fiscal 2025. The Company continues to evaluate share repurchases as part of its capital allocation strategy.

Contractual Obligations
The Company’s material cash commitments as of October 26, 2025, are as follows:

In millions	Payments Due by Periods
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase Commitments(1)	$3,764	$1,229	$1,408	$566	$561
Debt Repayments(2)	2,850	—	1,250	1,000	600
Interest Payments on Long-term Debt(2)	640	73	110	73	384
Pension & Other Postretirement Benefit Payments(3)	301	30	63	63	145
Lease Obligations(4)	226	49	79	54	44
Other Commitments(5)	51	14	37	—	—
(1)    The Company commits to purchase quantities of livestock, grain, and other raw materials to ensure a steady supply of production inputs. The Company uses hedging programs to manage price risk associated with a portion of the future grain and hog commitments. The purchase commitments listed above do not reflect the impact of the hedging instruments that manage the risk of fluctuating commodity markets. See Note G - Derivatives and Hedging and Note K - Commitments and Contingencies of the Notes to the Consolidated Financial Statements for additional information.
(2)    As of October 26, 2025, the Company’s outstanding debt included unsecured senior notes due in fiscal 2027, 2028, 2030, and 2051. The Company is required by certain covenants in its debt agreements to maintain specified levels of financial ratios and financial position. See Note M - Long-term Debt and Other Borrowing Arrangements of the Notes to the Consolidated Financial Statements for additional information.
(3)    Represents pension and other postretirement benefit payments related to the Company’s unfunded defined benefit plans. Benefit payments reflect expectations for the next ten years as estimates are not readily available beyond that point. See Note H - Pension and Other Postretirement Benefits of the Notes to the Consolidated Financial Statements for additional information.
(4)    See Note L - Leases of the Notes to the Consolidated Financial Statements for additional detail. Lease payments exclude $6 million of legally binding minimum lease payments for leases signed but not yet commenced.
(5)    Includes obligations related to infrastructure improvements supporting various manufacturing facilities, a media advertising agreement, and the construction and lease of an aircraft. Other Commitments excludes $38 million for a 20-year infrastructure improvement agreement entered into subsequent to the end of the fiscal year.

Off Balance Sheet Arrangements
As of October 26, 2025, the Company had $48 million of standby letters of credit issued on its behalf. The standby letters of credit are primarily related to the Company’s self-insured workers' compensation programs. This amount includes revocable standby letters of credit totaling $3 million for obligations of an affiliated party that may arise under workers' compensation claims. Letters of credit are not reflected on the Consolidated Statements of Financial Position.

During fiscal 2025, the Company entered into a purchase agreement related to the construction and lease of a corporate aircraft. As part of the agreement, a third party will make progress payments to the supplier on the Company's behalf. In exchange, the Company expects to enter into a lease arrangement with the third party once the aircraft is delivered. Progress payments made by the third party are subject to reimbursement through a promissory obligation. As of October 26, 2025, $11.5 million of the approximately $28.7 million commitment has been financed by the third party. The Company expects to take possession of the aircraft in fiscal 2027.

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

Sensitivity of Estimate to Change: The liability relating to these promotional activities is based on a review of the outstanding contracts for which performance has taken place, but which remain unpaid. As of October 26, 2025, the Company had trade promotion liabilities of $85.9 million recorded in Accrued Marketing Expenses.

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

Sensitivity of Estimate to Change: While the Company considers all of its tax positions fully supportable, the Company is occasionally challenged by various tax authorities regarding the amount of taxes due. The Company recognizes a tax position in its financial statements when it is more likely than not the position will be sustained upon examination, based on its technical merits. The position is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. A change in judgment related to the expected ultimate resolution of uncertain tax positions will be recognized in earnings in the quarter of such change. As of October 26, 2025, the Company had $20.2 million of unrecognized tax benefits, including estimated interest and penalties, recorded in Other Long-term Liabilities.

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

Judgments and Uncertainties: Determining whether impairment indicators exist and estimating the fair value of the Company’s goodwill reporting units and indefinite-lived intangible assets for impairment testing requires significant judgment. Indefinite-lived trade names are evaluated for impairment using an income approach utilizing the relief from royalty method. Significant assumptions include royalty rate, annual projected revenue, discount rate, and estimated long-term growth rate. Estimating the fair value of goodwill reporting units using the discounted cash flow model requires management to make assumptions and projections of future cash flows, revenues, earnings, discount rates, long-term growth rates, and other factors. While sensitivity analysis may be provided for individual assumptions, such analysis may not reflect the combined effect of changes simultaneously impacting multiple assumptions.

Sensitivity of Estimate to Change: The assumptions used to assess impairment consider historical trends, macroeconomic conditions, and projections consistent with the Company’s operating strategy. Changes in these estimates can have a significant impact on the assessment of fair value which could result in material impairment losses. Goodwill reporting units and indefinite-lived intangible assets with less than a 20 percent excess of estimated fair value over carrying amount are considered at heightened risk of impairment.

During the fourth quarter of fiscal 2025, the Company elected to perform a quantitative assessment of goodwill. No goodwill impairment charges were recorded as a result of the testing. The estimated fair value for the Retail and Foodservice reporting units exceeded the calculated carrying value by more than 20 percent. The International reporting unit, with a goodwill carrying value of $258.9 million as of October 26, 2025, was identified as being at heightened risk of impairment. A 10 percent decline in projected cash flow or 100 basis-point increase in the discount rate for any reporting unit would not result in a material impairment.

During the fourth quarter of fiscal 2025, the Company also elected to perform quantitative impairment testing for indefinite-lived intangible assets. As a result of this testing, impairments were recorded on the Planters® and Chi-Chi's® trade names for $59.1 million and $2.9 million, respectively. Additionally, the Justin's® trade name was identified as being at heightened risk of impairment. Fair value estimates used in impairment testing for the Justin's® trade name assumed continued use and did not incorporate potential changes in ownership structure (see Note B - Acquisitions and Divestitures of the Notes to the Consolidated Financial Statements). After the fiscal 2025 quantitative assessments, the carrying value of indefinite-lived intangible assets at heightened risk for impairment, including the assets impaired, totaled $683.3 million. For indefinite-lived intangible assets not at heightened risk of impairment, a 10 percent decline in forecasted revenue or 100 basis-point increase in the discount rate would not result in a material impairment.

Pension and Other Postretirement Benefits
Description: The Company sponsors several defined benefit pension and postretirement health care benefit plans and recognizes the associated expenses, assets, and liabilities.

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

Sensitivity of Estimate to Change: The assumed discount rate, expected long-term rate of return on plan assets, rate of future compensation increase, interest crediting rate, and the health care cost trend rate have a significant impact on the amounts reported for the benefit plans. For the year ended October 26, 2025, the Company had $1.4 billion and $172.6 million in pension benefit obligation and postretirement benefit obligation, respectively. For fiscal 2026, the Company expects pension benefit costs of $32.3 million and postretirement benefit costs of $7.7 million. A one-percentage-point change in these rates would have the following effects:

	One-Percentage-Point
	Benefit Cost		Benefit Obligation
In millions	Increase	Decrease	Increase	Decrease
Pension Benefits
Discount Rate	$(10.5)	$15.2	$(134.9)	$164.2
Expected Long-term Rate of Return on Plan Assets	(13.2)	13.2	—	—
Rate of Future Compensation Increase	1.5	(1.2)	2.0	(1.4)
Interest Crediting Rate	6.6	(5.4)	22.0	(18.3)
Postretirement Benefits
Discount Rate	$(0.3)	$0.2	$(12.5)	$14.5
Health Care Cost Trend Rate	0.9	(0.8)	14.4	(12.7)

As of October 26, 2025, the Company had $82.3 million of private equity and real estate funds and $685.8 million of investments carried at NAV. These valuations are subject to judgments and assumptions of the funds which may prove to be incorrect, resulting in risks of incorrect valuation of these investments. The Company seeks to mitigate these risks by performing various procedures, such as comparing the expected returns based on appropriate benchmarks to reported market values and performing price tests on certain underlying investments. Additionally, a look back comparison of values from audited financial statements to unaudited statements and roll forward calculations of known cash activity are completed to obtain further assurance of reporting accuracy. These procedures cover a majority of the value held in the private equity and NAV investments for each investment type. Variances larger than specified thresholds are investigated further to verify the reported values are reasonable.

See Note H - Pension and Other Postretirement Benefits of the Notes to the Consolidated Financial Statements for additional information.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various forms of market risk as a part of its ongoing business practices including commodity price risk, interest rate risk, foreign currency exchange rate risk, investment risk, and concentration of credit risk, among others. The Company may use derivative financial and commodity instruments to manage these risks and does not enter into these instruments for trading or speculative purposes.

Commodity Price Risk: The Company is subject to commodity price risk through grain, lean hog, natural gas, and diesel fuel markets. To reduce these exposures and offset the fluctuations caused by changes in market conditions, the Company employs hedging programs. These hedging programs utilize futures, swaps, and options contracts and are accounted for as cash flow hedges. The fair value of the Company’s cash flow commodity contracts as of October 26, 2025, was $5.5 million compared to $(5.9) million as of October 27, 2024. The Company measures its market risk exposure on its cash flow commodity contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices. A 10 percent decrease in the market price would have negatively impacted the fair value of the Company’s cash flow commodity contracts as of October 26, 2025, by $29.3 million, which in turn would have lowered the Company’s future cost on purchased commodities by a similar amount.

Interest Rate Risk: The Company is subject to interest rate risk primarily from changes in fair value of long-term fixed rate debt. The Company’s long-term debt had a fair value of $2.6 billion as of October 26, 2025, compared to $2.5 billion as of October 27, 2024. The Company measures its market risk exposure of long-term fixed rate debt using a sensitivity analysis, which considers a hypothetical 10 percent change in interest rates. A 10 percent decrease in interest rates would have positively impacted the fair value of the Company’s long-term debt as of October 26, 2025, by $62.2 million. A 10 percent increase would have negatively impacted the long-term debt by $57.9 million.

Foreign Currency Exchange Rate Risk: The fair values of certain Company assets and liabilities are subject to fluctuations in foreign currency exchange rates. The Company’s net asset position in foreign currencies was $0.8 billion as of October 26, 2025, and $1.2 billion as of October 27, 2024, with most of the exposure existing in Chinese yuan, Indonesian rupiah, and Philippine peso. The Company does not use market risk sensitive instruments to manage this risk.

Investment Risk: The Company has corporate-owned life insurance policies classified as trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans. The rabbi trust is invested primarily in fixed income funds. The Company is subject to market risk due to fluctuations in the value of the remaining investments. As of October 26, 2025, the balance of these securities totaled $219.2 million compared to $209.7 million as of October 27, 2024. A hypothetical 10 percent decline in the value of the investments not held in fixed income funds would have negatively impacted the Company’s pre-tax earnings by approximately $10.6 million, while a 10 percent increase in value would have a positive impact of the same amount.

Concentration of Credit Risk: The Company is exposed to credit risk from its customers. The Company regularly assesses the credit worthiness of its customers. As of October 26, 2025, and October 27, 2024, one customer accounted for more than 10 percent of net accounts receivable.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management

Management’s Responsibility for Financial Statements

The accompanying financial statements were prepared by the management of Hormel Foods Corporation, which is responsible for their integrity and objectivity. These statements have been prepared in accordance with U.S. generally accepted accounting principles appropriate in the circumstances and, as such, include amounts that are based on our best estimates and judgments.

Hormel Foods Corporation has developed a system of internal controls designed to assure that the records reflect the transactions of the Company and that the established policies and procedures are adhered to. This system is augmented by well-communicated written policies and procedures, a strong program of internal audit and well-qualified personnel.

These financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm, and their report is included herein. The audit was conducted in accordance with the standards of the U.S. Public Company Accounting Oversight Board and includes an evaluation of the Company’s accounting and financial controls and tests of transactions.

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

Management’s Report on Internal Control Over Financial Reporting

Management of Hormel Foods Corporation is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rule 13a–15(f). The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision, and with the participation of management, including the Interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Based on our evaluation under the framework in Internal Control - Integrated Framework, we concluded that our internal control over financial reporting was effective as of October 26, 2025. Our internal control over financial reporting as of October 26, 2025, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Jeffrey M. Ettinger	/s/ Paul R. Kuehneman
Jeffrey M. Ettinger	Paul R. Kuehneman
Interim Chief Executive Officer	Interim Chief Financial Officer and Controller

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hormel Foods Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Hormel Foods Corporation’s internal control over financial reporting as of October 26, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hormel Foods Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 26, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Company as of October 26, 2025 and October 27, 2024, the related consolidated statements of operations, comprehensive income, changes in shareholders’ investment and cash flows for each of the three years in the period ended October 26, 2025, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated December 5, 2025 expressed an unqualified opinion thereon.

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
December 5, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hormel Foods Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Hormel Foods Corporation (the Company) as of October 26, 2025 and October 27, 2024, the related consolidated statements of operations, comprehensive income, changes in shareholders’ investment and cash flows for each of the three years in the period ended October 26, 2025, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 26, 2025 and October 27, 2024, and the results of its operations and its cash flows for each of the three years in the period ended October 26, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 26, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated December 5, 2025 expressed an unqualified opinion thereon.

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

Valuation of Pension Plan Assets

Description of the Matter
At October 26, 2025, the Company had $1.37 billion in plan assets related to the defined benefit pension plans. This includes $82.3 million of private equity and real estate funds and $685.8 million of investments recorded at net asset value (NAV).

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

Our audit procedures included, among others, inquiring of management and the investment advisor regarding changes to the investment portfolio, investment strategies, and valuation policies. We confirmed the completeness of the investments and ownership interest directly with the fund managers. We performed a hindsight analysis comparing the fair value of the investments using the most recently available financial statements of the fund to the unaudited fair value recorded by the funds as of the same measurement date. We rolled forward the fair value of certain investments from the date of the audited financial statements of the funds to the measurement date by predicting income from the date of the audited financial statements to the measurement date using a relevant benchmark return and evaluating activity (e.g. purchases, sales) to calculate the fair value of the funds recorded by management as of the measurement date. Additionally, we inspected the trust statement for observable transactions near year end to compare to the estimated fair value.

Indefinite-lived Intangible Asset Impairment Analysis of Planters Trade Name

Description of the Matter
At October 26, 2025, the Company’s indefinite-lived intangible asset balance was $1.56 billion, which includes the Planters trade name. As described in Note C, the company recorded an impairment charge of $59.1 million related to the Planters trade name asset during fiscal year 2025. As disclosed in Note A to the consolidated financial statements, the Company’s indefinite-lived intangibles assets are tested for impairment annually, in the fourth quarter, or when indicators of impairment are identified. The Company performed a quantitative assessment which involved determining the fair value of the Planters trade name asset and comparing that amount to the asset’s carrying amount.

Auditing the Company's measurement of the fair value of the Planters trade name asset was complex due to the significant estimation required in determining the fair value of the asset. The fair value estimate was sensitive to significant assumptions including forecasted sales growth, royalty rate, and discount rate. Elements of these significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls that address the Company’s quantitative impairment assessment of the Planters indefinite-lived intangible trade name, which encompassed testing controls over management’s review of the valuation model, the significant assumptions used to develop the fair value estimate, and the completeness and accuracy of the data used in the fair value estimate.

To test the estimated fair value of the Planters trade name, we performed audit procedures that included, among others, assessing the valuation methodology, evaluating the significant assumptions discussed above, and testing the completeness and accuracy of the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends as well as historical results. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the asset that would result from changes in the assumptions. We involved our valuation specialists to assist in evaluation of the valuation methodology and the reasonableness of the significant assumptions discussed above.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 1931.
Minneapolis, Minnesota
December 5, 2025

Consolidated Statements of Operations

	Fiscal Year Ended
	October 26,	October 27,	October 29,
In thousands, except per share amounts	2025	2024	2023
Net Sales	$12,106,160	$11,920,797	$12,110,010
Cost of Products Sold	10,214,344	9,898,659	10,110,169
Gross Profit	1,891,816	2,022,138	1,999,841
Selling, General, and Administrative	996,624	1,005,294	942,167
Equity in Earnings of Affiliates	(105,839)	51,088	42,754
Goodwill and Intangible Impairment	70,751	—	28,383
Operating Income	718,603	1,067,932	1,072,046
Interest Income	24,227	40,172	23,501
Interest Expense	78,038	80,894	73,402
Other Income (Expense), Net	(1,344)	8,224	(8,673)
Earnings Before Income Taxes	663,449	1,035,434	1,013,472
Provision for Income Taxes	185,684	230,803	220,552
Net Earnings	477,764	804,631	792,920
Less: Net Earnings (Loss) Attributable to Noncontrolling Interest	(433)	(407)	(653)
Net Earnings Attributable to Hormel Foods Corporation	$478,197	$805,038	$793,572

Net Earnings Per Share:
Basic	$0.87	$1.47	$1.45
Diluted	$0.87	$1.47	$1.45
Weighted-average Shares Outstanding:
Basic	550,164	548,129	546,421
Diluted	550,496	548,832	548,982

See Notes to the Consolidated Financial Statements

Consolidated Statements of Comprehensive Income

	Fiscal Year Ended
	October 26,	October 27,	October 29,
In thousands	2025	2024	2023
Net Earnings	$477,764	$804,631	$792,920
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(44,120)	15,618	3,588
Pension and Other Benefits	44,309	(3,333)	11,632
Derivatives and Hedging	10,046	11,075	(38,940)
Equity Method Investments	8,967	(14,050)	6,847
Total Other Comprehensive Income (Loss)	19,202	9,310	(16,874)
Comprehensive Income	496,966	813,941	776,045
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	(916)	(18)	(836)
Comprehensive Income Attributable to Hormel Foods Corporation	$497,882	$813,959	$776,881

See Notes to the Consolidated Financial Statements

Consolidated Statements of Financial Position

	October 26,	October 27,
In thousands, except share and per share amounts	2025	2024
Assets
Cash and Cash Equivalents	$670,679	$741,881
Short-term Marketable Securities	32,909	24,742
Accounts Receivable (Net of Allowance of $3,743 and $3,712, respectively)	784,812	817,908
Inventories	1,747,279	1,576,300
Taxes Receivable	96,791	50,380
Prepaid Expenses and Other Current Assets	73,187	35,265
Total Current Assets	3,405,656	3,246,476
Goodwill	4,924,087	4,923,487
Intangible Assets	1,647,297	1,732,705
Pension Assets	211,826	205,964
Investments in Affiliates	533,984	719,481
Other Assets	431,500	411,889
Property, Plant, and Equipment, Net	2,238,770	2,194,728
Total Assets	$13,393,119	$13,434,729
Liabilities and Shareholders’ Investment
Accounts Payable	$731,578	$735,604
Accrued Expenses	55,772	66,380
Accrued Marketing Expenses	113,947	108,156
Employee-related Expenses	273,402	283,490
Interest and Dividends Payable	180,700	175,941
Taxes Payable	18,752	21,916
Current Maturities of Long-term Debt	6,646	7,813
Total Current Liabilities	1,380,796	1,399,299
Long-term Debt Less Current Maturities	2,850,778	2,850,944
Pension and Postretirement Benefits	358,984	379,891
Deferred Income Taxes	661,349	589,366
Other Long-term Liabilities	225,397	211,219
Shareholders’ Investment
Preferred Stock, Par Value $0.01 a Share — Authorized 160,000,000 Shares; Issued — None	—	—
Common Stock, Nonvoting, Par Value $0.01 a Share — Authorized 400,000,000 Shares; Issued — None	—	—
Common Stock, Par Value $0.01465 a Share — Authorized 1,600,000,000 Shares; Issued 550,107,260 and 548,605,305 Shares, respectively	8,059	8,037
Additional Paid-in Capital	620,069	571,178
Accumulated Other Comprehensive Loss	(243,646)	(263,331)
Retained Earnings	7,516,690	7,677,537
Hormel Foods Corporation Shareholders’ Investment	7,901,171	7,993,420
Noncontrolling Interest	14,644	10,590
Total Shareholders’ Investment	7,915,815	8,004,011
Total Liabilities and Shareholders’ Investment	$13,393,119	$13,434,729

See Notes to the Consolidated Financial Statements

Consolidated Statements of Changes in Shareholders’ Investment

	Hormel Foods Corporation Shareholders
In thousands, except per	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Investment
share amounts	Shares	Amount	Shares	Amount
Balance at October 30, 2022	546,237	$8,002	—	$—	$469,468	$7,313,374	$(255,561)	$4,936	$7,540,219
Net Earnings (Loss)						793,572		(653)	792,920
Other Comprehensive Income (Loss)							(16,691)	(183)	(16,874)
Purchases of Common Stock			(310)	(12,303)					(12,303)
Stock-based Compensation Expense	44	—			24,077				24,077
Exercise of Stock-based Compensation Awards, Net of Withholding Taxes	629	9			12,009				12,018
Shares Retired	(310)	(5)	310	12,303	(277)	(12,021)			—
Declared Dividends — $1.10 per Share					902	(601,974)			(601,072)
Balance at October 29, 2023	546,599	$8,007	—	$—	$506,179	$7,492,952	$(272,252)	$4,100	$7,738,985
Net Earnings (Loss)						805,038		(407)	804,631
Other Comprehensive Income (Loss)							8,921	389	9,310
Contribution from Noncontrolling Interest								6,508	6,508
Stock-based Compensation Expense	54	1			23,231				23,233
Exercise of Stock-based Compensation Awards, Net of Withholding Taxes	1,951	28			40,685				40,713
Declared Dividends — $1.13 per Share					1,083	(620,453)			(619,370)
Balance at October 27, 2024	548,605	$8,037	—	$—	$571,178	$7,677,537	$(263,331)	$10,590	$8,004,011
Net Earnings (Loss)						478,197		(433)	477,764
Other Comprehensive Income (Loss)							19,685	(483)	19,202
Contribution from Noncontrolling Interest								4,969	4,969
Stock-based Compensation Expense	45	1			25,601				25,602
Exercise of Stock-based Compensation Awards, Net of Withholding Taxes	1,457	21			22,035				22,056
Declared Dividends — $1.16 per Share					1,255	(639,044)			(637,789)
Balance at October 26, 2025	550,107	$8,059	—	$—	$620,069	$7,516,690	$(243,646)	$14,644	$7,915,815

See Notes to the Consolidated Financial Statements

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	October 26,	October 27,	October 29,
In thousands	2025	2024	2023
Operating Activities
Net Earnings	$477,764	$804,631	$792,920
Adjustments to Reconcile to Net Cash Provided by (Used in) Operating Activities:
Depreciation	241,174	233,827	227,331
Amortization	22,727	23,929	25,980
Equity in Earnings of Affiliates	105,839	(51,088)	(42,754)
Distributions Received from Equity Method Investees	50,097	46,055	38,160
Provision for Deferred Income Taxes	52,872	87,670	31,794
Non-cash Investment Activities	(14,015)	(23,557)	(2,392)
Stock-based Compensation Expense	25,602	23,233	24,077
Operating Lease Cost	41,903	37,590	29,072
Goodwill and Intangible Impairment	70,751	—	28,383
Loss (Gain) on Sale of Business	10,800	(4,399)	—
Other Non-cash, Net	3,067	20,691	20,034
Changes in Operating Assets and Liabilities, Net of Divestitures:
Decrease (Increase) in Accounts Receivable	32,730	1,899	48,998
Decrease (Increase) in Inventories	(172,274)	95,283	35,714
Decrease (Increase) in Prepaid Expenses and Other Assets	(18,599)	13,143	(68,666)
Increase (Decrease) in Pension and Postretirement Benefits	31,760	24,350	18,272
Increase (Decrease) in Accounts Payable and Accrued Expenses	(69,325)	(27,200)	(140,519)
Increase (Decrease) in Net Income Taxes Payable	(47,620)	(39,317)	(18,557)
Net Cash Provided by (Used in) Operating Activities	845,251	1,266,738	1,047,847
Investing Activities
Net Sale (Purchase) of Securities	(6,936)	(6,088)	(42)
Proceeds from Sale of Business	13,139	25,006	—
Purchases of Property, Plant, and Equipment	(310,902)	(256,441)	(270,211)
Proceeds from Sales of Property, Plant, and Equipment	132	474	5,322
Proceeds from (Purchases of) Affiliates and Other Investments	(4,702)	(7,970)	(427,709)
Proceeds from Company-owned Life Insurance	10,676	8,112	3,096
Net Cash Provided by (Used in) Investing Activities	(298,592)	(236,907)	(689,544)
Financing Activities
Proceeds from Long-term Debt	—	497,765	1,980
Payment of Debt Issuance Costs	—	(1,105)	—
Repayments of Long-term Debt and Finance Leases	(7,830)	(959,017)	(8,827)
Dividends Paid on Common Stock	(633,192)	(614,960)	(592,932)
Share Repurchase	—	—	(12,303)
Proceeds from Stock-based Compensation Plans, Net of Withholding Taxes	22,056	40,713	12,018
Proceeds from Noncontrolling Interest	4,969	6,508	—
Net Cash Provided by (Used in) Financing Activities	(613,996)	(1,030,096)	(600,064)
Effect of Exchange Rate Changes on Cash	(3,866)	5,614	(3,814)
Increase (Decrease) in Cash and Cash Equivalents	(71,203)	5,349	(245,575)
Cash and Cash Equivalents at Beginning of Year	741,881	736,532	982,107
Cash and Cash Equivalents at End of Year	$670,679	$741,881	$736,532

Supplemental Non-cash Financing and Investing Activities:
Purchases of Property, Plant, and Equipment included in Accounts Payable	$29,835	$21,996	$21,175

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

Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Rounding: Certain amounts in the consolidated financial statements and associated notes may not foot due to rounding. All percentages have been calculated using unrounded amounts.

Fiscal Year: The Company’s fiscal year ends on the last Sunday in October. Fiscal 2025, 2024, and 2023 consisted of 52 weeks. Fiscal 2026 will consist of 52 weeks.

Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation.
•Consolidated Statements of Operations: Interest and Investment Income has been separated into Interest Income and Other Income (Expense), Net.
•Consolidated Statements of Financial Position: The major classes of Property, Plant, and Equipment are now disclosed in Note F - Property, Plant, and Equipment.
•Consolidated Statements of Cash Flows: The prior year Loss (Gain) on Sale of Business, previously included in Other Non-cash, Net, is now presented separately.

Cash and Cash Equivalents: The Company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents. The Company’s cash equivalents as of October 26, 2025, and October 27, 2024, consisted primarily of bank deposits, money market funds, or other highly liquid investment accounts. The net asset value (NAV) of the Company’s money market funds is based on the market value of the securities in the portfolio.

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

Level 1    Observable inputs based on quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2    Observable inputs, other than those included in Level 1, based on quoted prices for similar assets and liabilities in active markets, or quoted prices for identical assets and liabilities in inactive markets.

Level 3    Unobservable inputs that reflect an entity’s own assumptions about what inputs a market participant would use in pricing the asset or liability based on the best information available in the circumstances.

See additional discussion regarding the Company’s fair value measurements in Note G - Derivatives and Hedging, Note H - Pension and Other Postretirement Benefits, and Note J - Fair Value Measurements.

Deferred Compensation and Other Trading Securities: The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred compensation plans. The rabbi trust is reflected in Other Assets and deferred compensation liabilities in Other Long-term Liabilities. The assets held by the rabbi trust are classified as trading securities. Therefore, unrealized gains and losses associated with these investments are included in Other Income (Expense), Net.

Inventories: Inventories are stated at the lower of cost or net realizable value. Cost is determined principally under the average cost method. Adjustments to the Company’s lower of cost or net realizable value inventory reserve are reflected in Cost of Products Sold.

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

Impairment of Long-lived Assets and Definite-lived Intangible Assets: Long-lived and definite-lived intangible assets are amortized over their estimated useful lives. The Company reviews long-lived assets and definite-lived intangible assets for impairment annually, or more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the carrying value is reduced to the estimated fair value.

During the fourth quarter of fiscal 2025, the Company completed its annual impairment testing of long-lived assets by performing qualitative assessments. The Company recorded no material impairment charges for long-lived assets in fiscal years 2025, 2024, or 2023. See additional discussion regarding the Company’s definite-lived intangible asset impairment testing in Note C - Goodwill and Intangible Assets.

Goodwill and Other Indefinite-Lived Intangibles: Indefinite-lived intangible assets are originally recorded at their estimated fair values at the date of acquisition. Goodwill is the residual after allocating the purchase price to net assets acquired. Acquired goodwill and other indefinite-lived intangible assets are allocated to reporting units that will receive the related benefits. Goodwill and indefinite-lived intangible assets are tested annually for impairment during the fourth quarter or more frequently if impairment indicators arise. Goodwill and intangible impairment charges, when applicable, are reflected as Goodwill and Intangible Impairment in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows. The impairment charges are reflected in the segment with primary ownership of the asset.

See additional discussion regarding the Company’s goodwill and indefinite-lived intangible assets in Note C - Goodwill and Intangible Assets.

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

In conducting a qualitative assessment, the Company analyzes actual and projected growth trends for net sales, gross margin, and segment profit for each reporting unit, as well as historical performance versus plan and the results of prior quantitative tests. Additionally, the Company assesses factors that may impact the reporting unit’s financial results such as macroeconomic conditions and the related impact, market-related exposures, plans to market for sale all or a portion of the business, competitive changes, new or discontinued product lines, and changes in key personnel.

If completed, the quantitative goodwill impairment test is performed at the reporting unit level. First, the fair value of each reporting unit is compared to its corresponding carrying value, including goodwill. The fair value of each reporting unit is estimated using discounted cash flow valuations (Level 3), which incorporate assumptions regarding future growth rates, terminal values, and discount rates. The estimates and assumptions used consider historical performance and are consistent with the assumptions used in determining future profit plans for each reporting unit, which are approved by the Company’s Board of Directors. If the quantitative assessment results in the carrying value exceeding the fair value of any reporting unit, the results from the quantitative analysis will be relied upon to determine both the existence and amount of goodwill impairment. An impairment loss will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.

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

If performed, the quantitative impairment test compares the fair value and carrying amount of the indefinite-lived intangible asset. The fair value of indefinite-lived intangible assets is primarily determined on the basis of estimated discounted value using the relief from royalty method (Level 3), which incorporates assumptions regarding future sales projections, royalty rates, and discount rates. If the carrying amount exceeds fair value, the indefinite-lived intangible asset is considered impaired, and an impairment charge is recorded for the difference. Even if not required, the Company may elect to perform the quantitative test in order to gain further assurance in the qualitative assessment.

Pension and Other Postretirement Benefits: The Company has elected to use the corridor approach to recognize expenses related to its defined benefit pension and other postretirement benefit plans. Under the corridor approach, actuarial gains or losses resulting from experience and changes in assumptions are deferred and amortized over future periods. For the defined benefit pension plans, the unrecognized gains and losses are amortized when the net gain or loss exceeds 10 percent of the greater of the projected benefit obligation or the fair value of plan assets at the beginning of the year. For the other postretirement plans, the unrecognized gains and losses are amortized when the net gain or loss exceeds 10 percent of the accumulated pension benefit obligation at the beginning of the year. For plans with primarily active participants, net gains or losses in excess of the corridor are amortized over the average remaining service period of participating employees expected to receive benefits under those plans. For plans with primarily inactive participants, net gains or losses in excess of the corridor are amortized over the average remaining life of the participants receiving benefits under those plans. These non-service cost components of net pension and postretirement benefit cost are recorded within Other Income (Expense), Net.

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

Foreign Currency Translation: Assets and liabilities denominated in foreign currency are translated at the current exchange rate as of the date of the Consolidated Statements of Financial Position. Amounts in the Consolidated Statements of Operations are translated at the average monthly exchange rate. Translation adjustments resulting from fluctuations in exchange rates are recorded as a component of Accumulated Other Comprehensive Loss.

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

The derivative instruments are recorded at fair value on the Consolidated Statements of Financial Position. The Company nets the derivative assets and liabilities for each of its commodity hedging programs, including cash collateral when a master netting arrangement exists between the Company and the counterparty to the derivative contract. The amount and timing of cash collateral balances may impact the classification of the commodity derivative on the Consolidated Statements of Financial Position. The net balance for commodity derivatives is included in Prepaid Expenses and Other Current Assets or Accounts Payable, as appropriate. The cash flow impacts from the derivative instruments are included in Operating Activities in the Consolidated Statements of Cash Flows.

Equity Method Investments: The Company has a number of investments for which its voting interests are in excess of 20 percent but not greater than 50 percent and for which there are no other indicators of control. The Company accounts for such investments under the equity method of accounting and its underlying share of each investee’s equity, along with any balances due to or from affiliates and the effect of foreign currency translation on the carrying value, is reported in Investments in Affiliates. The Company records its interest in the net earnings of its equity method investments, along with adjustments for unrealized profits on intra-entity transactions, within Equity in Earnings of Affiliates. Basis differences associated with definite-lived assets are amortized through Equity in Earnings of Affiliates over the associated useful lives. Financial results for certain entities are reported on a 30- to 90-day lag.

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

The Company regularly monitors and evaluates the fair value of its equity method investments. If events and circumstances, such as ongoing or projected decreases in earnings or significant business disruptions, indicate that a decline in the fair value of these assets has occurred and is other than temporary, the Company records an impairment charge in Equity in Earnings of Affiliates and reduces the carrying value in Investments in Affiliates.

See additional information pertaining to the Company’s equity method investments in Note D - Investments in Affiliates.

Revenue Recognition: The Company’s customer contracts predominantly contain a single performance obligation to fulfill customer orders for the purchase of specified products. Revenue from product sales is primarily identified by purchase orders (contracts), which in some cases are governed by a master sales agreement. The purchase orders in combination with the invoice typically specify quantity and product(s) ordered, shipping terms, and certain aspects of the transaction price including discounts. Contracts are at standalone pricing or governed by pricing lists or brackets. The Company’s revenue is recognized at the point in time when performance obligations have been satisfied and control of the product has transferred to the customer. This is typically once the ordered product is received or picked up by the customer. Revenue is recognized at the net consideration the Company expects to receive in exchange for the goods. The amount of net consideration recognized includes estimates of variable consideration, including costs for trade promotion programs, consumer incentives, allowances and discounts associated with distressed or potentially unsaleable products, returns, and other costs.

A majority of the Company’s revenue is short-term in nature with shipments within one year from order date. The Company’s payment terms generally range between seven to 60 days and vary by sales channel and other factors. The Company accounts for shipping and handling costs as contract fulfillment costs and excludes taxes imposed on and collected from customers in revenue producing transactions from the transaction price. The Company does not have significant deferred revenue or unbilled receivable balances as a result of transactions with customers. Costs to obtain contracts with a duration of one year or less are expensed and included in Selling, General, and Administrative.

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

The Company discloses revenue by reportable segment and class of similar product in Note Q - Segment Reporting.

Allowance for Doubtful Accounts: The Company estimates the Allowance for Doubtful Accounts based on a combination of factors, evaluations, and historical data while considering current and future economic conditions.

Advertising Expenses: Advertising costs are included in Selling, General, and Administrative and expensed when incurred. Advertising expenses include all media advertising but exclude the costs associated with samples, demonstrations, and market research. Advertising costs for fiscal 2025, 2024, and 2023 were $147.9 million, $163.3 million, and $160.1 million, respectively.

Shipping and Handling Costs: The Company’s shipping and handling expenses are included in Cost of Products Sold.

Research and Development Expenses: Research and development costs are expensed as incurred and are primarily included in Selling, General, and Administrative. Research and development expenses incurred for fiscal 2025, 2024, and 2023 were $35.2 million, $36.1 million, and $33.7 million, respectively.

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

Stock-based Compensation: The Company records stock-based compensation expense in accordance with ASC 718, Compensation – Stock Compensation. The Company recognizes stock-based compensation expense ratably over the shorter of the vesting period or the grantee’s retirement eligibility date. These costs are primarily included in Selling, General, and Administrative. The Company estimates forfeitures at the time of grant based on historical experience and revises in subsequent periods if actual forfeitures differ.

Share Repurchases: The Company may purchase shares of its common stock through open-market and privately negotiated transactions pursuant to share repurchase authorizations approved by the Company's Board of Directors and at prices deemed appropriate by management. The timing and amount of repurchase transactions under the repurchase authorization depend on market conditions as well as corporate and regulatory considerations.

Supplemental Cash Flow Information: Non-cash Investment Activities presented in the Consolidated Statements of Cash Flows primarily consist of unrealized gains or losses on the Company’s rabbi trust. Changes in the value of these investments are presented in Other Income (Expense), Net.

Accounting Changes and Recent Accounting Pronouncements:

New Accounting Pronouncements Recently Adopted

Fiscal 2025
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment, and allows the disclosure of additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The Company adopted ASU 2023-07 in fiscal 2025. Refer to Note Q - Segment Reporting for the updated disclosures.

Fiscal 2024
No new accounting standards were adopted during fiscal 2024.

Fiscal 2023
No new accounting standards were adopted during fiscal 2023.

New Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The update is intended to enhance transparency and decision usefulness of annual income tax disclosures. The ASU updates income tax disclosure requirements by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. The ASU is effective for the Company's fiscal year ending October 25, 2026. The Company is currently assessing the impact of adopting the updated provisions.

In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Subsequently, in January 2025, the FASB issued ASU 2025-01 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The new guidance is intended to provide investors more detailed disclosures around specific types of expenses. The new disclosures require certain details for expenses presented on the face of the Consolidated Statements of Operations as well as selling expenses to be presented in the notes to the financial statements. As clarified by ASU 2025-01, the guidance is effective for the Company's fiscal year ending October 29, 2028, and subsequent interim periods thereafter. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Company is currently assessing the impact of adopting the updated guidance.

In September 2025, the FASB issued ASU 2025-06 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The new guidance is intended to modernize the accounting for internal-use software costs and better align recognition practices. The update introduces principles-based criteria entities must consider to begin capitalizing costs based on management authorization and project completion probability. The guidance is effective for the Company's fiscal year ending October 28, 2029, and subsequent interim periods thereafter, with early adoption permitted. Several transition approaches are available including prospective, retrospective, and a modified transition approach. The Company is currently assessing the impact, transition approach, and timing of adoption.

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

Subsequent to the end of the fiscal year, the Company announced a definitive agreement to sell a 51% controlling position in the Justin’s® business to Forward Consumer Partners, LLC based on a preliminary enterprise value of $125 million. The transaction is subject to customary closing conditions and is expected to be completed during the first quarter of fiscal 2026.

Note C
Goodwill and Intangible Assets

Goodwill: The change in the carrying amount of goodwill for the fiscal years ended October 26, 2025, and October 27, 2024, is:

In thousands	Retail	Foodservice	International	Total
Balance at October 29, 2023	$2,916,796	$1,750,594	$261,074	$4,928,464
Goodwill Sold	—	(2,239)	—	(2,239)
Foreign Currency Translation	—	—	(2,738)	(2,738)
Balance at October 27, 2024	$2,916,796	$1,748,355	$258,336	$4,923,487
Foreign Currency Translation	—	—	600	600
Balance at October 26, 2025	$2,916,796	$1,748,355	$258,936	$4,924,087

The goodwill sold during fiscal 2024 was due to the divestiture of Hormel Health Labs.

Intangible Assets: The Company's intangible assets by type are:

	October 26, 2025			October 27, 2024
In thousands	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived Intangible Assets
Customer Relationships	$134,328	$(78,565)	$55,763	$168,239	$(93,536)	$74,703
Other Definite-lived Intangibles	59,445	(24,620)	34,824	59,241	(20,107)	39,134
Trade Names/Trademarks	6,210	(6,210)	—	6,210	(5,996)	214
Foreign Currency Translation	—	(4,476)	(4,476)	—	(4,458)	(4,458)
Total Definite-lived Intangible Assets	$199,982	$(113,872)	$86,111	$233,690	$(124,097)	$109,593
Indefinite-lived Intangible Assets
Brands/Trade Names/Trademarks			$1,567,623			$1,629,582
Other Indefinite-lived Intangibles			—			184
Foreign Currency Translation			(6,437)			(6,655)
Total Indefinite-lived Intangible Assets			1,561,186			1,623,112
Total Intangible Assets			$1,647,297			$1,732,705

Amortization expense on intangible assets for the last three fiscal years is as follows:

In thousands	Amortization Expense
2025	$14,854
2024	16,366
2023	18,386

Estimated annual amortization expense on intangible assets for the five fiscal years after October 26, 2025, is as follows:

In thousands	Amortization Expense
2026	$12,428
2027	12,140
2028	11,219
2029	9,751
2030	9,326

Impairment Testing: During the fourth quarter of fiscal 2025, 2024, and 2023, the Company completed its annual impairment tests of goodwill, indefinite-lived intangible assets, and definite-lived intangible assets. Useful lives of intangible assets were also reviewed during this process with no material changes identified. See Note A - Summary of Significant Accounting Policies for additional information on the Company's impairment testing procedures.

Goodwill
During the fourth quarter of fiscal 2025, the Company elected to complete its annual goodwill impairment tests by performing quantitative assessments. No goodwill impairment was indicated in the annual assessments in fiscal 2025, 2024, and 2023.

Indefinite-lived Intangible Assets
During the fourth quarter of fiscal 2025, the Company elected to complete its annual indefinite-lived intangible impairment tests by performing quantitative assessments. The assessments indicated an impairment for the Planters® trade name, resulting in an impairment charge of $59.1 million in the Retail segment, which reduced the remaining carrying value to $615.9 million. Since the production disruption in fiscal 2024, the Company has monitored the brand’s impairment status through quarterly qualitative assessments. While the brand has shown signs of recovery, including operational stabilization and improved revenue, the updated projections provided in the fourth quarter of fiscal 2025 reflect long-term revenue growth lagging previous expectations leading to the impairment.

Additionally in the fourth quarter of fiscal 2025, impairment was indicated for the Chi-Chi's® trade name, resulting in an impairment charge of $2.9 million in the Retail segment, which reduced the remaining carrying value to $13.1 million. The impairment was driven by lower long-term forecasts influenced by recent performance trends.

In fiscal 2023, qualitative assessments indicated that the Justin’s® trade name was more likely than not impaired, prompting a quantitative impairment test. As a result of the quantitative impairment test, an impairment charge was recognized in the Retail segment of $28.4 million.

No other indefinite-lived intangible impairments were indicated in the fiscal 2025, 2024, and 2023 assessments.

Definite-lived Intangible Assets
During the fourth quarter of fiscal 2025, the Company completed its annual definite-lived intangible asset impairment tests by performing qualitative assessments. The assessment indicated impairment of a private label customer relationship acquired in the purchase of Columbus Manufacturing, Inc., which resulted in an impairment charge of $8.8 million in the Retail segment, and representing the full carrying value of the asset. The impairment was driven by recent performance results and the Company's intent to shift strategic focus to Columbus® branded products.

No other definite-lived intangible impairments were indicated in fiscal 2025, 2024, or 2023.

Note D
Investments in Affiliates

Ownership: As of October 26, 2025, the Company's equity method investments include:

	Segment	Ownership Percentage
MegaMex Foods	Retail	50%
The Purefoods-Hormel Company, Inc.	International	40%
PT Garudafood Putra Putri Jaya Tbk. (Garudafood)	International	30%
Okinawa Hormel LTD	International	26%
Corporate Venturing Investments	n/a	26% - 43%

Equity in Earnings: The Company's share of earnings from its equity method investments is presented in the Consolidated Statements of Operations as Equity in Earnings of Affiliates and further disclosed in Note Q - Segment Reporting. Equity in earnings from corporate venturing investments is not included in any of the reportable segments' measure of segment profit.

Distributions: Distributions received from equity method investees consists of:

In thousands	Fiscal Year Ended
	October 26, 2025	October 27, 2024	October 29, 2023
Distributions	$50,097	$46,055	$38,160

Basis Difference: The initial and unamortized basis differences as of October 26, 2025, are:

In thousands	Initial Basis Difference	Unamortized Basis Difference
Garudafood (1)	$324,828	$136,362
MegaMex Foods	21,273	7,609
(1) The Garudafood remaining unamortized basis difference balance includes the impact of foreign currency translation and impairment.

Fair Value: Based on quoted market prices, the fair value of the common stock held in Garudafood was $243.9 million as of October 24, 2025. The Company's other equity method investments do not have readily determinable fair values.

Impairment Charges: Based on an assessment in the fourth quarter of fiscal 2025 and in connection with the preparation of the Company's consolidated financial statements, the Company initiated an impairment review of its investment in Garudafood and concluded that the decline in fair value was no longer believed to be temporary. While the investment has provided positive equity in earnings and the Company continues to consider Garudafood a long-term strategic partner, performance has lagged original expectations and the business has experienced a sustained decline in market price. As a result, the Company recorded a $163.7 million impairment charge to reduce the carrying amount to estimated fair value. Fair value was determined using Garudafood's unadjusted quoted market price, a Level 1 input. The impairment charge is reflected in Equity in Earnings of Affiliates within the International segment. The remaining carrying value of the Garudafood investment is $247.1 million.

In fiscal 2023, the Company recorded a $7.0 million impairment charge related to a corporate venturing investment to recognize a decline in fair value not believed to be temporary. The impairment charge is reflected in Equity in Earnings of Affiliates.

The Company determined that no other-than-temporary impairment existed for its other equity method investments as of October 26, 2025.

Note E
Inventories

Principal components of inventories are:

In thousands	October 26, 2025	October 27, 2024
Finished Products	$1,055,472	$881,295
Raw Materials and Work-in-Process	414,436	427,834
Operating Supplies	142,643	147,333
Maintenance Materials and Parts	134,729	119,837
Total Inventories	$1,747,279	$1,576,300

Note F
Property, Plant, and Equipment

Property, plant, and equipment consists of the following:

In thousands	October 26, 2025	October 27, 2024
Land	$74,710	$75,159
Buildings	1,537,276	1,503,519
Equipment	3,014,677	2,905,058
Construction in Progress	286,466	228,726
Less: Allowance for Depreciation	(2,674,359)	(2,517,734)
Property, Plant, and Equipment, Net	$2,238,770	$2,194,728

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

Fair Value Commodity Hedges: The Company designates the futures it uses to minimize the price risk assumed when fixed forward priced contracts are offered to the Company’s lean hog and grain suppliers as fair value hedges. The programs are intended to make the forward priced commodities cost nearly the same as cash market purchases at the date of delivery. Changes in the fair value of the futures contracts and the offsetting gain or loss on the hedged purchase commitment are marked-to-market through earnings and recorded as a Current Asset and Current Liability, respectively. Gains or losses related to these fair value hedges are recognized through Cost of Products Sold in the periods in which the hedged transactions affect earnings.

Cash Flow Interest Rate Hedges: In the second quarter of fiscal 2021, the Company designated two separate interest rate locks as cash flow hedges to manage interest rate risk associated with anticipated debt transactions. The total notional amount of the Company’s locks was $1.25 billion. In the third quarter of fiscal 2021, the associated unsecured senior notes were issued with tenors of seven and 30 years and both locks were lifted (See Note M - Long-term Debt and Other Borrowing Arrangements).

Mark-to-market gains and losses on these instruments were deferred as a component of AOCL. The resulting gain in AOCL is reclassified to Interest Expense in the period in which the hedged transactions affect earnings.

Fair Value Interest Rate Hedge: In the first quarter of fiscal 2022, the Company entered into an interest rate swap to protect against changes in the fair value of a portion of previously issued senior unsecured notes attributable to the change in the benchmark interest rate. The hedge specifically designated the last $450 million of the $950 million aggregate principal amount of the Company's 0.650% notes due June 2024 (the 2024 Notes). The Company terminated the swap in the fourth quarter of fiscal 2022. The loss related to the swap was recorded as a fair value hedging adjustment to the hedged debt and amortized through Interest Expense over the remaining life of the debt. In the third quarter of fiscal 2024, the fair value hedging adjustment was completely amortized to correspond with the payment of the 2024 Notes upon maturity.

Other Derivatives: The Company holds certain futures and swap contracts to manage the Company’s exposure to fluctuations in grain and pork commodity markets for which it has not applied hedge accounting. Activity related to derivatives not designated for hedge accounting was immaterial to the consolidated financial statements during fiscal 2025, 2024, and 2023.

Volume: The Company’s outstanding contracts related to its commodity hedging programs include:

In millions	October 26, 2025		October 27, 2024
Corn	27.4	bushels	29.2	bushels
Lean Hogs	188.6	pounds	175.6	pounds
Natural Gas	3.6	MMBtu	4.2	MMBtu
Diesel Fuel	7.5	gallons	4.0	gallons

Fair Value of Derivatives: The gross fair values of the Company’s derivative instruments designated as hedges are:

	October 26, 2025		October 27, 2024
In thousands	Assets	Liabilities	Assets	Liabilities
Gross Fair Value of Commodity Contracts	$9,862	$(4,243)	$9,851	$(12,638)
Counterparty and Collateral Netting Offset(1)	304	4,243	(1,785)	12,638
Amounts Recognized in Prepaid Expenses and Other Current Assets	$10,166	$—	$8,066	$—
(1)    Per the terms of the Company's master netting arrangements, the gross fair value of the Company's commodity contracts was offset by the right to reclaim net cash collateral of $4.5 million (including cash payable of $5.5 million and $10.1 million of realized gain) as of October 26, 2025, and the right to reclaim net cash collateral of $10.9 million (including cash receivable of $26.5 million and $15.6 million of realized loss) as of October 27, 2024.

Fair Value Hedge - Assets (Liabilities): The carrying amount of the Company’s fair value hedged assets (liabilities) are:

In thousands	Location on Consolidated Statements of Financial Position	October 26, 2025	October 27, 2024
Commodity Contracts	Accounts Payable(1)	$(157)	$(2,902)
(1)    Represents the carrying amount of fair value hedged assets and liabilities, which are offset by other assets included in master netting arrangements described above.

Accumulated Other Comprehensive Loss Impact: As of October 26, 2025, the Company included in AOCL pre-tax hedging gains of $5.4 million on commodity contracts and gains of $10.5 million related to interest rate settled positions. The Company expects to recognize the majority of the gains on commodity contracts over the next twelve months. Gains on interest rate contracts offset the hedged interest payments over the tenor of the associated debt instruments.

The pre-tax gains (losses) recognized in AOCL related to the Company’s derivative instruments are:

In thousands	Fiscal Year Ended
	October 26, 2025	October 27, 2024
Commodity Contracts	$19,637	$(12,898)
Excluded Component(1)	(74)	2,136
(1)    Represents the time value of commodity options excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in AOCL.

The pre-tax gains (losses) reclassified from AOCL into earnings related to the Company’s derivative instruments are:

In thousands	Location on Consolidated Statements of Operations	Fiscal Year Ended
		October 26, 2025	October 27, 2024
Commodity Contracts	Cost of Products Sold	$5,341	$(26,445)
Interest Rate Contracts	Interest Expense	988	988

See Note I - Accumulated Other Comprehensive Loss for the after-tax impact of these gains or losses on Net Earnings.

Consolidated Statements of Operations Impact: The effect on the Consolidated Statements of Operations for pre-tax gains (losses) related to the Company’s derivative instruments are:

	Fiscal Year Ended
In thousands	October 26, 2025	October 27, 2024	October 29, 2023
Net Earnings Attributable to Hormel Foods Corporation	$478,197	$805,038	$793,572

Cash Flow Hedges - Commodity Contracts
Gain (Loss) Reclassified from AOCL	5,341	(26,445)	1,225
Amortization of Excluded Component from Options	(877)	(2,774)	(5,835)
Fair Value Hedges - Commodity Contracts
Gain (Loss) on Commodity Futures(1)	2,350	6,263	656
Total Gain (Loss) on Commodity Contracts	$6,813	$(22,957)	$(3,955)

Cash Flow Hedges - Interest Rate Contracts
Gain (Loss) Reclassified from AOCL	988	988	988
Fair Value Hedge - Interest Rate Contracts
Amortization of Loss Due to Discontinuance of Fair Value Hedge(2)	—	(7,451)	(12,499)
Total Gain (Loss) on Interest Rate Contracts	$988	$(6,463)	$(11,511)

Total Gain (Loss) Recognized in Earnings	$7,802	$(29,420)	$(15,466)
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
(2)    Represents the fair value hedging adjustment amortized through earnings.

Note H
Pension and Other Postretirement Benefits

The Company maintains several defined benefit pension plans for eligible employees. Benefits under defined benefit pension plans for certain bargaining unit employees are based on stated amounts for each year of service. For certain non-bargaining unit hourly and salaried employees, defined benefit plan provisions are determined using one of the following approaches: (i) a formula based on final average compensation, age, and years of service; (ii) a cash balance plan design; or (iii) a combination of both.

The Company sponsors several defined contribution benefit plans for eligible employees. Total costs associated with the Company’s defined contribution benefit plans in fiscal 2025, 2024, and 2023 were $42.7 million, $42.5 million, and $41.0 million, respectively.

Certain groups of employees are eligible for postretirement health or welfare benefits. Benefits for retired employees vary for each group depending on respective retirement dates and applicable plan coverage in effect. Contribution requirements for retired employees are governed by the Company's Retiree Health Care Payment Program and may change each year as the cost to provide coverage is determined.

Net periodic cost of defined benefit plans included the following for fiscal years ending:

	Pension Benefits			Postretirement Benefits
In thousands	October 26, 2025	October 27, 2024	October 29, 2023	October 26, 2025	October 27, 2024	October 29, 2023
Service Cost	$43,214	$36,118	$35,607	$167	$163	$248
Interest Cost	70,584	73,344	68,630	9,924	11,571	12,064
Expected Return on Plan Assets	(86,948)	(77,510)	(78,285)	—	—	—
Amortization of Prior Service Cost (Credit)	1,277	(886)	(1,843)	(28)	8	8
Recognized Actuarial Loss (Gain)	12,055	13,268	13,303	(160)	(1,265)	(29)
Special Termination Benefits(1)	12,696	—	—	—	—	—
Net Periodic Cost	$52,878	$44,334	$37,413	$9,903	$10,476	$12,290
(1) As part of the corporate restructuring plan, the Company approved a voluntary early retirement program for eligible participants of the non-bargaining unit pension plan. The program included a one-time benefit enhancement based upon years of service, subject to minimum and maximum limits.

Actuarial gains and losses and any adjustments resulting from plan amendments are deferred and amortized over periods ranging from 8.3 to 10.9 years for pension benefits and from 12.2 to 12.8 years for postretirement benefits. The following amounts have not been recognized in net periodic pension cost and are included in Accumulated Other Comprehensive Loss:

	Pension Benefits		Postretirement Benefits
In thousands	October 26, 2025	October 27, 2024	October 26, 2025	October 27, 2024
Unrecognized Prior Service (Cost) Credit	$(612)	$(8,435)	$513	$525
Unrecognized Actuarial (Loss) Gain	(221,347)	(260,538)	33,058	21,318

The following is a reconciliation of the beginning and ending balances of the benefit obligation, fair value of plan assets, and funded status of the plans as of the measurement dates:

	Pension Benefits		Postretirement Benefits
In thousands	October 26, 2025	October 27, 2024	October 26, 2025	October 27, 2024
Change in Benefit Obligation:
Benefit Obligation at Beginning of Year	$1,339,726	$1,174,380	$191,578	$186,199
Service Cost	43,214	36,118	167	163
Interest Cost	70,584	73,344	9,924	11,571
Actuarial (Gain) Loss(1)	10,988	143,280	(11,893)	12,826
Plan Amendments	(6,545)	—	—	(654)
Special Termination Benefits	12,696	—	—	—
Participant Contributions	—	—	1,774	2,001
Medicare Part D Subsidy	—	—	212	110
Benefits Paid	(91,906)	(87,396)	(19,204)	(20,637)
Benefit Obligation at End of Year	$1,378,757	$1,339,726	$172,558	$191,578
(1)     Actuarial losses in fiscal 2024 were primarily due to the change in the discount rate assumptions utilized in measuring plan obligations.

	Pension Benefits		Postretirement Benefits
In thousands	October 26, 2025	October 27, 2024	October 26, 2025	October 27, 2024
Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$1,327,760	$1,185,672	$—	$—
Actual Return on Plan Assets	125,072	217,453	—	—
Participant Contributions	—	—	1,774	2,001
Employer Contributions	13,771	12,031	17,431	18,636
Benefits Paid	(91,906)	(87,396)	(19,204)	(20,637)
Fair Value of Plan Assets at End of Year	$1,374,698	$1,327,760	$—	$—
Funded Status at End of Year	$(4,059)	$(11,966)	$(172,558)	$(191,578)

Amounts recognized on the Consolidated Statements of Financial Position are as follows:

	Pension Benefits		Postretirement Benefits
In thousands	October 26, 2025	October 27, 2024	October 26, 2025	October 27, 2024
Pension Assets	$211,826	$205,964	$—	$—
Employee-related Expenses	(13,143)	(12,501)	(16,316)	(17,115)
Pension and Postretirement Benefits	(202,742)	(205,429)	(156,242)	(174,463)
Net Amount Recognized	$(4,059)	$(11,966)	$(172,558)	$(191,578)

The accumulated benefit obligation for all pension plans was $1.4 billion as of October 26, 2025, and $1.3 billion as of October 27, 2024. The following table provides information for pension plans with projected and accumulated benefit obligations in excess of plan assets:

In thousands	October 26, 2025	October 27, 2024
Projected Benefit Obligation	$215,885	$217,929
Accumulated Benefit Obligation	214,239	215,448
Fair Value of Plan Assets	—	—

Weighted-average assumptions used to determine benefit obligations are as follows:

	October 26, 2025	October 27, 2024
Discount Rate	5.44%	5.44%
Rate of Future Compensation Increase (For Plans that Base Benefits on Final Compensation Level)	4.04%	4.09%
Interest Crediting Rate (For Cash Balance Plan)	4.60%	4.50%

Weighted-average assumptions used to determine net periodic benefit costs are as follows:

	October 26, 2025	October 27, 2024	October 29, 2023
Discount Rate	5.44%	6.49%	5.92%
Rate of Future Compensation Increase (For Plans that Base Benefits on Final Compensation Level)	4.09%	4.06%	3.95%
Expected Long-term Return on Plan Assets	6.75%	6.75%	6.50%
Interest Crediting Rate (For Cash Balance Plan)	4.50%	4.98%	4.42%

The expected long-term rate of return on plan assets is based on fair value and developed in consultation with outside advisors. A range is determined based on the composition of the asset portfolio, historical long-term rates of return, and estimates of future performance. The interest crediting rate is determined annually based on the U.S. 30-year Treasury rate with a floor of 2.65 percent.

For measurement purposes, an 8 percent annual rate of increase in the per capita cost of covered health care benefits for pre-Medicare and post-Medicare retirees’ coverage is assumed for 2026. The pre-Medicare and post-Medicare rate is assumed to decrease to 5 percent for 2031 and remain steady thereafter.

The Company’s funding policy is to make annual contributions of not less than the minimum required by applicable regulations. The Company expects to make contributions of $30.2 million during fiscal 2026, which represent benefit payments for unfunded plans.

Benefits expected to be paid over the next ten fiscal years are as follows:

In thousands	Pension Benefits	Postretirement Benefits
2026	$110,621	$16,741
2027	95,713	17,099
2028	97,557	16,559
2029	100,044	15,923
2030	101,979	15,252
2031-2035	525,585	63,178

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

The actual and target weighted-average asset allocations for the Company’s pension plan assets as of the plan measurement date are as follows:

	October 26, 2025				October 27, 2024
Asset Category	Actual %	Target Range %			Actual %	Target Range %
Long Duration Fixed Income	40.5	30	–	50	—	0	–	0
Global Stocks	32.2	20	–	55	33.1	20	–	55
Investment Grade Bonds	9.8	0	–	20	—	0	–	0
Private Equity	5.3	0	–	15	6.1	0	–	15
Real Estate	5.0	0	–	10	5.6	0	–	10
Gold	2.7	0	–	5	2.4	0	–	5
Cash and Cash Equivalents	2.7	0	–	5	1.5	0	–	5
Hedge Funds	1.9	0	–	10	1.8	0	–	10
Fixed Income(1)	—	0	–	0	49.5	40	–	60
(1) Fixed Income asset category was replaced by Long Duration Fixed Income and Investment Grade Bonds in fiscal 2025.

The following tables show the categories of defined benefit pension plan assets and the level under which fair values were determined pursuant to the provisions of ASC 820. Assets measured at fair value using the NAV per share practical expedient are not required to be classified in the fair value hierarchy. These amounts are provided to permit reconciliation to the total fair value of plan assets.

	Fair Value Measurements as of October 26, 2025
In thousands	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan Assets in Fair Value Hierarchy
Cash Equivalents	$36,715	$—	$36,715	$—
Private Equity
Domestic	34,168	—	—	34,168
International	39,169	—	—	39,169
Real Estate Funds
Domestic	8,978	—	—	8,978
Fixed Income
U.S. Government Issues	220,111	194,544	25,567	—
Municipal Issues	10,966	—	10,966	—
Corporate Issues – Domestic	272,441	—	272,441	—
Corporate Issues – Foreign	53,161	—	53,161	—
Global Stocks – Mutual Funds
Domestic	13,188	—	13,188	—
Plan Assets in Fair Value Hierarchy	$688,897	$194,544	$412,038	$82,315

Plan Assets at Net Asset Value
Real Estate – Domestic	$59,761
Global Stocks – Collective Investment Funds	429,406
Global Stocks – Gold	36,473
Hedge Funds	25,849
Fixed Income – Hedge Funds	37,683
Fixed Income – Collective Investment Funds	96,629
Plan Assets at Net Asset Value	685,801
Total Plan Assets at Fair Value	$1,374,698

	Fair Value Measurements as of October 27, 2024
In thousands	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan Assets in Fair Value Hierarchy
Cash Equivalents	$19,397	$—	$19,397	$—
Private Equity
Domestic	35,958	—	—	35,958
International	45,080	—	—	45,080
Real Estate Funds
Domestic	6,249	—	—	6,249
Fixed Income
U.S. Government Issues	175,715	152,721	22,994	—
Municipal Issues	9,938	—	9,938	—
Corporate Issues – Domestic	261,344	—	261,344	—
Corporate Issues – Foreign	41,088	—	41,088	—
Global Stocks – Mutual Funds
Domestic	8,451	8,451	—	—
Plan Assets in Fair Value Hierarchy	$603,219	$161,172	$354,760	$87,287

Plan Assets at Net Asset Value
Real Estate – Domestic	$67,765
Global Stocks – Collective Investment Funds	431,494
Global Stocks – Gold	32,022
Hedge Funds	24,192
Fixed Income – Hedge Funds	35,017
Fixed Income – Collective Investment Funds	134,051
Plan Assets at Net Asset Value	724,541
Total Plan Assets at Fair Value	$1,327,760

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

Global Stocks – Mutual Funds: These investments include holdings of mutual funds that are SEC-registered open-end investment companies that pool money from many investors and invests the money in stocks, bonds, short-term money-market instruments, other securities or assets, or some combination of these investments. These securities are traded through fund managers or brokerage firms with a NAV calculated daily after market close.

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

A reconciliation of the beginning and ending balance of the investments measured at fair value using significant unobservable inputs (Level 3) is as follows:

In thousands	October 26, 2025	October 27, 2024
Fair Value at Beginning of Year	$87,287	$79,448
Purchases, Issuances, and Settlements (Net)	(7,016)	1,029
Unrealized Gains (Losses)	2,586	(2,144)
Realized Gains (Losses)	(569)	569
Interest and Dividend Income	27	8,385
Fair Value at End of Year	$82,315	$87,287

During fiscal 2025, the value of the Level 3 investments ranged from $82.3 million to $91.8 million, with an average value of $87.4 million.

The Company has commitments totaling $200.3 million for the investments within the pension plans. Funding for future capital calls will come from existing pension plan assets and not from additional cash contributions by the Company. The unfunded commitment balance for each investment category is as follows:

In thousands	October 26, 2025	October 27, 2024
Domestic Equity	$41,159	$34,111
International Equity	12,282	10,058
Unfunded Commitment Balance	$53,441	$44,169

Note I
Accumulated Other Comprehensive Loss

Components of Accumulated Other Comprehensive Loss are as follows:

In thousands	Foreign Currency Translation	Pension & Other Benefits		Derivatives & Hedging		Equity Method Investments		Accumulated Other Comprehensive Loss
Balance at October 30, 2022	$(89,793)	$(195,624)		$29,856		$—		$(255,561)
Unrecognized Gains (Losses)
Gross	3,771	3,878		(49,226)		15,082		(26,495)
Tax Effect	—	(880)		11,998		—		11,118
Reclassification into Net Earnings
Gross	—	11,439	(1)	(2,213)	(2)	(8,235)	(3)	991
Tax Effect	—	(2,806)		501		—		(2,305)
Change Net of Tax	3,771	11,632		(38,940)		6,847		(16,691)
Balance at October 29, 2023	$(86,022)	$(183,993)		$(9,084)		$6,847		$(272,252)
Unrecognized Gains (Losses)
Gross	15,229	(15,583)		(10,762)		(9,219)		(20,336)
Tax Effect	—	3,869		2,571		—		6,440
Reclassification into Net Earnings
Gross	—	11,125	(1)	25,456	(2)	(4,831)	(3)	31,750
Tax Effect	—	(2,744)		(6,190)		—		(8,933)
Change Net of Tax	15,229	(3,333)		11,075		(14,050)		8,921
Balance at October 27, 2024	$(70,794)	$(187,325)		$1,991		$(7,204)		$(263,331)
Unrecognized Gains (Losses)
Gross	(43,637)	45,597		19,563		5,191		26,713
Tax Effect	—	(11,200)		(4,810)		—		(16,010)
Reclassification into Net Earnings
Gross	—	13,144	(1)	(6,329)	(2)	3,776	(3)	10,591
Tax Effect	—	(3,232)		1,623		—		(1,610)
Change Net of Tax	(43,637)	44,309		10,046		8,967		19,685
Balance at October 26, 2025	$(114,431)	$(143,017)		$12,038		$1,763		$(243,646)

(1)    Included in computation of net periodic cost. See Note H - Pension and Other Postretirement Benefits for additional information.
(2)    Included in Cost of Products Sold and Interest Expense. See Note G - Derivatives and Hedging for additional information.
(3)    Included in Equity in Earnings of Affiliates.

Note J
Fair Value Measurements

The Company’s financial assets and liabilities carried at fair value on a recurring basis and their level within the fair value hierarchy are presented in the tables below. See additional discussion of fair value measurements in Note A - Summary of Significant Accounting Policies.

	Fair Value Measurements at October 26, 2025
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In thousands
Assets at Fair Value
Short-term Marketable Securities	$32,909	$6,944	$25,965	$—
Other Trading Securities	219,197	—	219,197	—
Commodity Derivatives	9,888	9,212	676	—
Total Assets at Fair Value	$261,994	$16,156	$245,838	$—
Liabilities at Fair Value
Deferred Compensation	$63,582	$—	$63,582	$—
Commodity Derivatives	4,291	3,436	855	—
Total Liabilities at Fair Value	$67,873	$3,436	$64,437	$—

	Fair Value Measurements at October 27, 2024
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In thousands
Assets at Fair Value
Short-term Marketable Securities	$24,742	$5,134	$19,608	$—
Other Trading Securities	209,729	—	209,729	—
Commodity Derivatives	9,890	9,575	314	—
Total Assets at Fair Value	$244,361	$14,710	$229,652	$—
Liabilities at Fair Value
Deferred Compensation	$62,101	$—	$62,101	$—
Commodity Derivatives	12,638	11,127	1,510	—
Total Liabilities at Fair Value	$74,738	$11,127	$63,611	$—
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

    Deferred Compensation and Other Trading Securities: The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred compensation plans. These funds are maintained under a third-party insurance policy, and the funds' values represent their cash surrender value based on the fair value of the underlying investments in the account. These policies are classified as Level 2. The majority of the funds held in the rabbi trust relate to supplemental executive retirement plans and are invested in fixed income investments. The declared rate on these investments is set based on a formula using the yield of the general account investment portfolio supporting the fund, as adjusted for expenses and other charges. The rate is guaranteed for one year at issue and may be reset annually on the policy anniversary, subject to a guaranteed minimum rate. Investments held by the rabbi trust generated gains (losses) of $12.8 million, $21.6 million, and $3.2 million for fiscal 2025, 2024, and 2023, respectively.

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

The Company’s financial assets and liabilities also include cash and cash equivalents, accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value due to their short-term maturities. The Company does not carry its long-term debt at fair value on the Consolidated Statements of Financial Position. The fair value of long-term debt, utilizing discounted cash flows (Level 2), was $2.6 billion as of October 26, 2025, and $2.5 billion as of October 27, 2024. See Note M - Long-term Debt and Other Borrowing Arrangements for additional information.

Nonrecurring Fair Value Measurements: The Company may be required to measure certain nonfinancial assets and liabilities including goodwill, intangible assets, equity method investments, and property, plant, and equipment at fair value on a nonrecurring basis.

During fiscal 2025, the Company recorded a $163.7 million impairment charge on an equity method investment. Fair value was determined using the unadjusted quoted market price, a Level 1 input. During fiscal 2023, the Company recognized a $7.0 million impairment charge on a corporate venturing investment, which reduced the investment's carrying value to zero.

During fiscal 2025 and 2023, the Company recorded $61.9 million and $28.4 million, respectively, in impairment charges on indefinite-lived intangible assets. Fair value was determined using the relief-from-royalty method, which incorporates unobservable Level 3 inputs such as future sales projections, royalty rates, and discount rates. Additionally in fiscal 2025, the Company also recorded an $8.8 million impairment charge on a definite-lived intangible asset, which reduced the asset’s carrying value to zero.

There were no other material remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during fiscal 2025, 2024, and 2023. See additional discussion in Note C - Goodwill and Intangible Assets and Note D - Investments in Affiliates.

Note K
Commitments and Contingencies

Purchase Commitments: To ensure a steady supply of hogs and turkeys and keep the cost of products stable, the Company has entered into contracts with producers for the purchase of hogs and turkeys at formula-based prices over periods up to 10 years and seven years, respectively. The Company has also entered into grow-out contracts with independent farmers to raise turkeys for the Company for periods up to 24 years. Under these arrangements, the Company owns the livestock, feed, and other supplies while the independent farmers provide facilities and labor. In addition, the Company has contracted for the purchase of corn, soybean meal, feed ingredients, and other raw materials from independent suppliers for periods up to two years.

As of October 26, 2025, the Company is committed to make purchases under these contracts, assuming current price levels, for future fiscal years as follows:

In thousands
2026	$1,229,259
2027	854,304
2028	553,565
2029	324,840
2030	241,015
Later Years	560,870
Total	$3,763,854
Purchases under these contracts for fiscal 2025, 2024, and 2023 were $1.3 billion, $1.3 billion, and $1.4 billion, respectively.

Other Commitments and Guarantees: The Company has commitments of approximately $18.0 million related to infrastructure improvements supporting various manufacturing facilities and $4.7 million for a media advertising agreement as of October 26, 2025. The Company has future commitments totaling $28.7 million for a corporate aircraft to be delivered in mid-2027. Subsequent to the end of the fiscal year, the Company entered into a 20-year infrastructure improvement agreement for $38.1 million.

As of October 26, 2025, the Company has $47.6 million of standby letters of credit issued on its behalf. The standby letters of credit are primarily related to the Company’s self-insured workers' compensation programs. This amount includes revocable standby letters of credit totaling $3.4 million for obligations of an affiliated party that may arise under workers' compensation claims. Letters of credit are not reflected on the Consolidated Statements of Financial Position.

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

Although the Company strongly denies liability, continues to deny the allegations asserted, and believes it has valid defenses, to avoid the uncertainty, risk, expense, and distraction of continued litigation, the Company executed settlement agreements providing for payments by the Company to the Class Plaintiffs and one Non-Class Direct-Action Plaintiff. For the Class Plaintiffs, the total settlement amount of $11.8 million was recorded as Accrued Expenses in the second quarter of fiscal 2024 and was paid during the second half of fiscal 2024. For the one Non-Class Direct-Action Plaintiff, the settlement amount of $0.2 million was recorded as Accrued Expenses in the first quarter of fiscal 2025 and was paid in the second quarter of fiscal 2025. All settlement amounts were recorded in Selling, General, and Administrative.

In the second quarter of fiscal 2025, the U.S. District Court for the District of Minnesota (Court) granted the Company’s Motion for Summary Judgment and dismissed the Company from the federal litigation. Certain defendants have challenged the Court's summary judgment decision.

The Company continues to defend against state claims brought by one Non-Class Direct Action Plaintiff. The Company has not recorded any liability for this matter as it does not believe a loss is probable. The Company cannot reasonably estimate any reasonably possible loss. The Company believes that it has valid and meritorious defenses against the allegations.

Turkey Antitrust Litigation
Beginning in December 2019, a series of class action complaints were filed against the Company, as well as several other turkey-processing companies and a benchmarking service called Agri Stats, in the U.S. District Court for the Northern District of Illinois styled In re Turkey Antitrust Litigation. The plaintiffs allege, among other things, that from at least 2010 to 2017, the defendants conspired and combined to fix, raise, maintain, and stabilize the price of turkey products—including through the use of Agri Stats—in violation of federal antitrust laws. The complaints on behalf of the classes of indirect purchasers also include causes of action under various state unfair competition laws, consumer protection laws, and unjust enrichment common laws. The plaintiffs seek treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees. Since the original filing, certain direct-action plaintiffs have opted out of class treatment and are proceeding with individual direct actions making similar claims, and others may do so in the future. The defendants' motions for summary judgment are due in January 2026. The Company has not recorded any liability for these matters as it does not believe a loss is probable. The Company cannot reasonably estimate any reasonably possible loss. The Company believes that it has valid and meritorious defenses against the allegations.

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

Although the Company strongly denies liability, continues to deny the allegations asserted by the plaintiffs, and believes it has valid defenses, to avoid the uncertainty, risk, expense, and distraction of continued litigation, the Company executed a settlement agreement with the plaintiffs on August 20, 2024, to settle this matter for the payment of $3.5 million. The Company recorded the agreed-upon settlement amount as Accrued Expenses and in Selling, General, and Administrative during the third quarter of fiscal 2024. The Company paid the settlement in the second quarter of fiscal 2025.

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

Although the Company strongly denies liability, continues to deny the allegations asserted by the plaintiffs, and believes it has valid defenses, to avoid the uncertainty, risk, expense, and distraction of continued litigation, the Company executed a settlement agreement with the plaintiffs on August 20, 2024, agreeing to pay $13.5 million and provide certain data and information. The Company recorded the agreed-upon settlement amount as Accrued Expenses and in Selling, General, and Administrative during the third quarter of fiscal 2024. The settlement has been approved by the Court and was paid in the second quarter of fiscal 2025.

Settlement Proceeds
The Company recorded a gain of $11.0 million in Selling, General, and Administrative during the fourth quarter of fiscal 2025 in connection with the settlement of a legal matter.

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

Note L
Leases

The Company has operating leases for warehouses, manufacturing facilities, office space, transportation equipment, as well as miscellaneous real estate and equipment contracts. Finance leases primarily include turkey growing facilities and an aircraft. The Company’s lessor portfolio consists primarily of immaterial operating leases of farmland to third parties.

Lease information included on the Consolidated Statements of Financial Position are:

In thousands	Location on Consolidated Statements of Financial Position	October 26, 2025	October 27, 2024
Right-of-Use Assets
Operating	Other Assets	$163,351	$147,698
Finance	Property, Plant, and Equipment, Net	25,589	30,484
Total Right-of-Use Assets		$188,940	$178,183
Lease Liabilities
Current
Operating	Accrued Expenses	$34,723	$32,068
Finance	Current Maturities of Long-term Debt	6,095	7,383
Long-term
Operating	Other Long-term Liabilities	133,263	121,286
Finance	Long-term Debt Less Current Maturities	17,027	20,158
Total Lease Liabilities		$191,109	$180,894

Lease expenses are:

	Fiscal Year Ended
In thousands	October 26, 2025	October 27, 2024	October 29, 2023
Operating Lease Cost (1)	$46,355	$42,200	$34,209
Finance Lease Cost
Amortization of Right-of-Use Assets	7,872	7,562	7,594
Interest on Lease Liabilities	799	1,042	1,361
Variable Lease Cost (2)	357,051	390,032	511,906
Total Lease Cost	$412,077	$440,836	$555,070
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

The weighted-average remaining lease term and discount rate for lease liabilities included on the Consolidated Statements of Financial Position are:

	October 26, 2025	October 27, 2024
Weighted-average Remaining Lease Term
Operating Leases	6.5 years	6.1 years
Finance Leases	3.6 years	4.4 years
Weighted-average Discount Rate
Operating Leases	4.43%	4.43%
Finance Leases	3.33%	3.27%

Supplemental cash flow and other information related to leases for the fiscal year ended are:

In thousands	October 26, 2025	October 27, 2024	October 29, 2023
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating Cash Flows from Operating Leases	$42,743	$35,619	$29,436
Operating Cash Flows from Finance Leases	799	1,042	1,361
Financing Cash Flows from Finance Leases	7,772	8,599	8,407

Right-of-Use Assets obtained in exchange for new finance lease liabilities	2,980	55	19
Right-of-Use Assets obtained in exchange for new operating lease liabilities	49,889	48,294	84,087

The maturity of the Company’s lease liabilities as of October 26, 2025, are:

In thousands	Operating Leases	Finance Leases (1)	Total (2)
2026	$42,095	$6,730	$48,825
2027	35,084	5,696	40,781
2028	26,474	11,358	37,832
2029	25,323	830	26,152
2030	28,034	145	28,179
2031 and beyond	43,571	279	43,849
Total Lease Payments	200,580	25,039	225,619
Less: Imputed Interest	32,595	1,917	34,511
Present Value of Lease Liabilities	$167,986	$23,122	$191,109
(1)    Over the life of the lease contracts, finance lease payments include $3.8 million related to purchase options which are reasonably certain of being exercised.
(2)    Lease payments exclude $6.3 million of legally binding minimum lease payments for leases signed but not yet commenced as of October 26, 2025.

Note M
Long-term Debt and Other Borrowing Arrangements

Long-term Debt consists of:

In thousands	October 26, 2025	October 27, 2024
Senior Unsecured Notes with Interest at 3.050% Interest Due Semi-annually through June 2051 Maturity Date	$600,000	$600,000
Senior Unsecured Notes with Interest at 1.800% Interest Due Semi-annually through June 2030 Maturity Date	1,000,000	1,000,000
Senior Unsecured Notes with Interest at 1.700% Interest Due Semi-annually through June 2028 Maturity Date	750,000	750,000
Senior Unsecured Notes with Interest at 4.800% Interest Due Semi-annually through March 2027 Maturity Date	500,000	500,000
Unamortized Discount on Senior Notes	(5,848)	(6,687)
Unamortized Debt Issuance Costs	(12,775)	(15,628)
Finance Lease Liabilities	23,122	27,541
Other Financing Arrangements	2,924	3,530
Total Debt	2,857,424	2,858,756
Less: Current Maturities of Long-term Debt	6,646	7,813
Long-term Debt Less Current Maturities	$2,850,778	$2,850,944

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

On June 3, 2021, the Company issued $750.0 million aggregate principal amount of its 1.700% notes due June 2028 (2028 Notes) and $600.0 million aggregate principal amount of its 3.050% notes due June 2051 (2051 Notes). The notes may be redeemed in whole or in part at any time at the applicable redemption price. Interest accrues per annum at the stated rates and is paid semi-annually in arrears on June 3 and December 3 of each year, commencing December 3, 2021. Interest rate risk was hedged utilizing interest rate locks on the 2028 Notes and 2051 Notes. The Company lifted the hedges in conjunction with the issuance of these notes. See Note G - Derivatives and Hedging for additional information. If a change of control triggering event occurs, the Company must offer to purchase the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

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

Interest on funds borrowed under the revolving credit agreement will be charged, depending on the applicable currency, at either a risk-free rate, as defined in the revolving credit agreement (with borrowings in U.S. dollars at the Term Secured Overnight Financing Rate) or a Eurocurrency rate for certain foreign currencies or a base rate with respect to U.S. dollars to be selected by the Company at the time of borrowing plus an applicable margin of 0.575% to 1.160% for Eurocurrency rate loans and 0.0% to 0.160% for base rate loans, depending on the Company’s debt rating issued by S&P and Moody’s. A variable fee of 0.050% to 0.090% is paid for the availability of this credit line. Extensions of credit under the facility may be made in the form of revolving loans, swing line loans, and letters of credit. The lending commitments under the agreement are scheduled to expire on March 25, 2030, at which time the Company will be required to pay in full all obligations then outstanding. Concurrent with entering into this revolving credit agreement, the Company terminated its existing $750.0 million revolving credit facility that was entered into on May 6, 2021. The Company had no outstanding borrowings from either facility as of October 26, 2025, and October 27, 2024.

Debt Covenants: The Company is required by certain covenants in its debt agreements to maintain specified levels of financial ratios and financial position, including maintaining a minimum interest coverage ratio. As of October 26, 2025, the Company was in compliance with all covenants.

Interest Payments: Total interest paid on debt and other borrowings in the last three fiscal years is as follows:

In thousands	Interest Payments
2025	$74,579
2024	70,286
2023	57,098

Note N
Stock-based Compensation

The Company issues stock options, restricted stock units, restricted shares, and deferred stock units as part of its stock incentive plans for employees and nonemployee directors. Stock-based compensation expense for fiscal 2025, 2024, and 2023, was $25.6 million, $23.2 million, and $24.1 million, respectively. As of October 26, 2025, there was $23.2 million of total unrecognized compensation expense from stock-based compensation arrangements granted under the plans. This compensation is expected to be recognized over a weighted-average period of approximately 1.6 years.

During fiscal 2025, 2024, and 2023, cash received from stock option exercises was $22.1 million, $40.7 million, and $12.0 million, respectively. Shares issued for option exercises, restricted stock units, restricted shares, and deferred stock units may be either authorized but unissued shares or shares of treasury stock. The number of shares available for future grants was 5.3 million at October 26, 2025, 8.2 million at October 27, 2024, and 10.1 million at October 29, 2023.
Stock Options: The Company’s policy is to grant options with the exercise price equal to the market price of the common stock on the date of grant. Options typically vest over four years and expire ten years after the date of the grant.

A reconciliation of the number of options outstanding and exercisable as of October 26, 2025, is:

	Shares (in thousands)	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Stock Options Outstanding at October 27, 2024	15,994	$38.43
Granted	2,737	31.39
Exercised	(1,081)	26.08
Forfeited	(70)	35.67
Expired	(271)	38.82
Stock Options Outstanding at October 26, 2025	17,308	$38.10	4.6	$—
Stock Options Exercisable at October 26, 2025	12,554	$39.80	3.0	$—

The weighted-average grant date fair value of stock options granted and the total intrinsic value of options exercised are:

	Fiscal Year Ended
In thousands, except per share amounts	October 26, 2025	October 27, 2024	October 29, 2023
Weighted-average Grant Date Fair Value	$6.15	$5.95	$10.06
Intrinsic Value of Exercised Options	4,764	16,259	6,350

The fair value of each option award is calculated on the date of grant using the Black-Scholes valuation model utilizing the following weighted-average assumptions:

	Fiscal Year Ended
	October 26, 2025	October 27, 2024	October 29, 2023
Risk-free Interest Rate	4.3%	4.1%	3.5%
Dividend Yield	3.7%	3.6%	2.4%
Stock Price Volatility	22.5%	21.5%	21.1%
Expected Option Life	7.5 years	7.5 years	7.4 years

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

Restricted Stock Units: Restricted stock units are valued equal to the market price of the common stock on the date of the grant and generally vest after three years. These awards accumulate dividend equivalents, which are provided as additional units and are subject to the same vesting requirements as the underlying grant. A reconciliation of the restricted stock units as of October 26, 2025, is:

	Shares (in thousands)	Weighted- average Grant Date Fair Value	Weighted-average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Restricted Stock Units Outstanding at October 27, 2024	882	$39.22
Granted	463	32.02
Dividend Equivalents	39	36.90
Vested	(546)	39.99
Forfeited	(18)	36.54
Restricted Stock Units Outstanding at October 26, 2025	820	$34.50	1.4	$19,536

The weighted-average grant date fair value of restricted stock units granted, the total fair value of restricted stock units granted, and the fair value of restricted stock units that have vested are:

	Fiscal Year Ended
In thousands, except per share amounts	October 26, 2025	October 27, 2024	October 29, 2023
Weighted-average Grant Date Fair Value	$32.02	$31.39	$45.96
Fair Value of Restricted Stock Units Granted	14,837	12,355	10,889
Fair Value of Restricted Stock Units Vested	21,838	10,988	8,466

Restricted Shares: Restricted shares awarded to nonemployee directors annually on February 1 are subject to a restricted period which expires the date of the Company’s next annual stockholders' meeting. Newly elected directors receive a prorated award of restricted shares of the Company's common stock, which expires on the date of the Company's second succeeding annual stockholders' meeting. A reconciliation of the restricted shares as of October 26, 2025, is:

	Shares (in thousands)	Weighted- average Grant Date Fair Value
Restricted Shares Outstanding at October 27, 2024	53	$31.51
Granted	54	29.64
Vested	(51)	31.52
Restricted Shares Outstanding at October 26, 2025	57	$29.72

The weighted-average grant date fair value of restricted shares granted, the total fair value of restricted shares granted, and the fair value of shares that have vested are:

	Fiscal Year Ended
In thousands, except per share amounts	October 26, 2025	October 27, 2024	October 29, 2023
Weighted-average Grant Date Fair Value	$29.64	$30.89	$44.14
Fair Value of Restricted Shares Granted	1,600	1,680	1,920
Fair Value of Restricted Shares Vested	1,600	1,600	1,760

Deferred Stock Units: Nonemployee directors can elect to receive all or a portion of their annual cash retainer in the form of non-forfeitable deferred stock units which vest immediately. The deferred stock units accumulate dividend equivalents, which are provided as additional units. Each deferred stock unit represents the right to receive one share of the Company’s common stock following the completion of the director’s service. A reconciliation of the deferred stock units as of October 26, 2025, is:

	Shares (in thousands)	Weighted- average Grant Date Fair Value
Deferred Stock Units Outstanding at October 27, 2024	121	$39.51
Granted	19	27.49
Dividend Equivalents	5	29.01
Released	(10)	43.53
Deferred Stock Units Outstanding at October 26, 2025	135	$37.14

The weighted-average grant date fair value of deferred stock units granted, the total fair value of deferred stock units granted, and the fair value of shares released are:

	Fiscal Year Ended
In thousands, except per share amounts	October 26, 2025	October 27, 2024	October 29, 2023
Weighted-average Grant Date Fair Value	$27.49	$33.22	$38.93
Fair Value of Deferred Stock Units Granted	525	431	680
Fair Value of Deferred Stock Units Released	425	270	118

Note O
Income Taxes

The components of the Provision for Income Taxes are as follows:

	Fiscal Year Ended
In thousands	October 26, 2025	October 27, 2024	October 29, 2023
Current
U.S. Federal	$97,519	$110,928	$161,016
State	17,618	17,002	20,166
Foreign	17,675	15,203	7,576
Total Current	132,812	143,133	188,758
Deferred
U.S. Federal	46,851	74,461	23,221
State	7,658	14,868	8,602
Foreign	(1,637)	(1,659)	(29)
Total Deferred	52,872	87,670	31,794
Total Provision for Income Taxes	$185,684	$230,803	$220,552

Deferred Income Taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred income tax liabilities and assets are as follows:

In thousands	October 26, 2025	October 27, 2024
Deferred Tax Liabilities
Goodwill and Intangible Assets	$(618,099)	$(556,263)
Tax over Book Depreciation and Basis Differences	(204,612)	(211,554)
Other, Net	(32,828)	(39,618)
Deferred Tax Assets
Pension and Other Postretirement Benefits	43,434	50,078
Employee-related Liabilities	70,803	70,339
Marketing and Promotional Accruals	6,473	9,833
Inventory	8,445	6,853
Other, Net	70,165	84,733
Net Deferred Tax (Liabilities) Assets	$(656,219)	$(585,599)

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Fiscal Year Ended
	October 26, 2025	October 27, 2024	October 29, 2023
U.S. Statutory Rate	21.0%	21.0%	21.0%
State Taxes on Income, Net of Federal Tax Benefit	3.6	2.6	2.5
Impairment on Equity Method Investment	5.2	—	—
Foreign-derived Intangible Income Deduction	(0.2)	—	(1.3)
All Other, Net	(1.6)	(1.3)	(0.4)
Effective Tax Rate	28.0%	22.3%	21.8%

As of October 26, 2025, the Company had $335.7 million of undistributed earnings from non-U.S. subsidiaries. The Company maintains all earnings as permanently reinvested. Accordingly, no additional income taxes have been provided for withholding tax, state tax, or other taxes.

Total income taxes paid during fiscal 2025, 2024, and 2023 were $183.5 million, $186.4 million, and $205.0 million, respectively. Fiscal 2025 and 2024 included amounts paid for the purchase of federal transferable energy credits.

The changes in unrecognized tax benefits, excluding interest and penalties, for fiscal 2025 and 2024 are as follows:

In thousands
Balance as of October 29, 2023	$19,127
Tax Positions Related to the Current Period
Increases	3,151
Tax Positions Related to Prior Periods
Increases	1,449
Decreases	(443)
Settlements	(2,341)
Decreases Related to a Lapse of Applicable Statute of Limitations	(3,183)
Balance as of October 27, 2024	$17,760
Tax Positions Related to the Current Period
Increases	3,720
Tax Positions Related to Prior Periods
Increases	2,035
Decreases	(1,225)
Settlements	(1,446)
Decreases Related to a Lapse of Applicable Statute of Limitations	(3,220)
Balance as of October 26, 2025	$17,624

Unrecognized tax benefits, if recognized as of October 26, 2025, would impact the Company’s effective tax rate by $16.0 million compared to $15.9 million as of October 27, 2024. The Company includes accrued interest and penalties related to uncertain tax positions in Provision for Income Taxes, with immaterial expenses included during fiscal 2025, 2024, and 2023. The amount of accrued interest and penalties, associated with unrecognized tax benefits was $2.6 million and $2.3 million at October 26, 2025, and October 27, 2024, respectively.

Tax Examinations: The Company is regularly audited by federal, state, and foreign taxing authorities.

The IRS concluded its examination of fiscal 2022 in the second quarter of fiscal 2024. The IRS placed the Company in the Bridge phase of the Compliance Assurance Process (CAP) for fiscal 2023 and 2024. In this phase, the IRS will not accept any disclosures, conduct any reviews, or provide any assurances. The Company has elected to participate in CAP through fiscal 2026. The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. The Company may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time.

The Company is in various stages of audit by several state taxing authorities on a variety of fiscal years, as far back as 2019. While it is reasonably possible that one or more of these audits may be completed within the next 12 months and the related unrecognized tax benefits may change based on the status of the examinations, as of October 26, 2025, it was not possible to reasonably estimate the effect of any amount of such change to previously recorded uncertain tax positions.

The Company is subject to various examinations by foreign tax authorities. With limited exceptions, the Company is no longer subject to foreign tax examinations for fiscal years prior to 2018. See Note K - Commitments and Contingencies for additional information.

Tax Legislation: On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. OBBBA includes income tax provisions such as a permanent extension of certain provisions of the Tax Cuts and Jobs Act, elective deductions for domestic research and development, reinstatement of 100% first-year bonus depreciation, and modifications to the international tax framework. The Company assessed the provisions of OBBBA and determined the changes were not material to the Company's tax provision for the year ended October 26, 2025, and does not expect a material impact on the Company's consolidated financial statements in future reporting periods.

The Organization for Economic Cooperation and Development published a framework for Pillar Two of the Global Anti-Base Erosion Rules, which is designed to coordinate participating jurisdictions in updating the international tax system to ensure that large multinational companies pay a minimum tax of 15%. Many countries have enacted, or begun the process of enacting, laws based on the Pillar Two framework. The Company considered the applicable tax laws in relevant jurisdictions and concluded the impact of Pillar Two was not material to the Company's tax provision for the year ended October 26, 2025. The Company will continue to evaluate the impact of such legislative changes but does not expect the new tax laws to have a material impact on the Company’s consolidated financial statements in future reporting periods.

Note P
Earnings Per Share Data

The reported net earnings attributable to the Company were used when computing basic and diluted earnings per share. Diluted earnings per share was calculated using the treasury stock method. The shares used as the denominator for those computations are as follows:

	Fiscal Year Ended
In thousands	October 26, 2025	October 27, 2024	October 29, 2023
Basic Weighted-average Shares Outstanding	550,164	548,129	546,421
Dilutive Potential Common Shares	332	703	2,562
Diluted Weighted-average Shares Outstanding	550,496	548,832	548,982

Antidilutive Potential Common Shares	16,544	17,878	6,834

Note Q
Segment Reporting

Segment Results: The Company develops, processes, and distributes a wide array of food products in a variety of markets. The Company reports its results in the following three segments: Retail, Foodservice, and International.

The Retail segment consists primarily of the processing, marketing, and sale of food products sold predominantly in retail channels, including grocery stores, mass merchandisers, club stores, natural food chains, drug, dollar and discount chains, and e-commerce providers in the U.S. This segment also includes the results from the Company’s MegaMex Foods joint venture.

The Foodservice segment consists primarily of the processing, marketing, and sale of food products to distributors and operators across a wide range of providers of food away from home, including restaurants, hospitality, healthcare, K-12, college and universities, and convenience stores in the U.S.

The International segment processes, markets, and sells the Company's products through retail and foodservice channels internationally. This segment also includes the results from the Company’s international joint ventures, equity method investments, and royalty arrangements, as well as operations in China and Brazil.

The results of each segment are regularly provided to the Company's Interim Chief Executive Officer, who is the chief operating decision maker (CODM). The CODM primarily uses net sales and segment profit to compare results to the prior year, annual operating plan, and periodic forecasts when evaluating segment performance and allocating resources.

The accounting policies of the segments are generally the same as those presented in Note A - Summary of Significant Accounting Policies. Intersegment sales are eliminated in consolidation and are not reviewed when evaluating segment performance. Segment profit also excludes unallocated general corporate expenses, deferred compensation, non-recurring expenses associated with the Transform and Modernize initiative, corporate restructuring plan costs, and interest and other income and expense. Equity in Earnings of Affiliates is included in segment profit; however, earnings attributable to the Company’s corporate venturing investments and noncontrolling interests are excluded.

Segment results, including the significant expense categories regularly provided to the CODM, are provided below. Certain portions of these expenses are retained at the corporate level and are presented in Net Unallocated Expense. The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets. The Company does not represent that these segments, if operated independently, would report the profit and other financial information shown.

	Fiscal Year Ended October 26, 2025
In thousands	Retail	Foodservice	International	Total
Net Sales	$7,455,218	$3,941,795	$709,146
Cost of Products Sold	6,450,868	3,201,478	558,106
Selling, General, and Administrative	539,390	185,743	95,075
Equity in Earnings of Affiliates	31,035	—	(136,817)
Goodwill and Intangible Impairment	70,751	—	—
Noncontrolling Interest (Earnings) Loss	—	—	433
Segment Profit	$425,245	$554,574	$(80,418)	$899,400
Net Unallocated Expense				235,519
Noncontrolling Interest Earnings (Loss)				(433)
Earnings Before Income Taxes				$663,449

	Fiscal Year Ended October 27, 2024
In thousands	Retail	Foodservice	International	Total
Net Sales	$7,374,149	$3,845,118	$701,529
Cost of Products Sold	6,296,201	3,056,139	536,028
Selling, General, and Administrative	539,965	192,687	100,512
Equity in Earnings of Affiliates	24,784	—	26,688
Noncontrolling Interest (Earnings) Loss	—	—	407
Segment Profit	$562,768	$596,292	$92,084	$1,251,144
Net Unallocated Expense				215,304
Noncontrolling Interest Earnings (Loss)				(407)
Earnings Before Income Taxes				$1,035,434

	Fiscal Year Ended October 29, 2023
In thousands	Retail	Foodservice	International	Total
Net Sales	$7,749,039	$3,639,492	$721,479
Cost of Products Sold	6,659,851	2,869,529	578,309
Selling, General, and Administrative	523,616	174,282	98,592
Equity in Earnings of Affiliates	40,501	—	10,004
Goodwill and Intangible Impairment	28,383	—	—
Noncontrolling Interest (Earnings) Loss	—	—	653
Segment Profit	$577,690	$595,682	$55,234	$1,228,606
Net Unallocated Expense				214,482
Noncontrolling Interest Earnings (Loss)				(653)
Earnings Before Income Taxes				$1,013,472

The Company’s CODM reviews assets and capital expenditures at a consolidated level and does not use assets by segment to evaluate performance or allocate resources. Therefore, the Company does not disclose these measures by segment. Depreciation and amortization expense is included in the measure of segment profit and disclosed below.

In thousands	Fiscal Year Ended
	October 26, 2025	October 27, 2024	October 29, 2023
Depreciation and Amortization
Retail	$142,824	$140,103	$145,690
Foodservice	80,193	78,949	74,370
International	17,174	19,151	15,627
Corporate	23,710	19,553	17,623
Total Depreciation and Amortization	$263,901	$257,756	$253,311

Disaggregated Revenues: The Company’s products primarily consist of meat and other food products. Total revenue contributed by classes of similar products are:

	Fiscal Year Ended
In thousands	October 26, 2025	October 27, 2024	October 29, 2023
Perishable	$8,823,022	$8,548,802	$8,511,795
Shelf-stable	3,283,138	3,371,995	3,598,215
Total Net Sales	$12,106,160	$11,920,797	$12,110,010

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

The Company has a global presence selling its products in all 50 U.S. states as well as several major international markets. No individual foreign country is material to the consolidated results. Additionally, the Company’s long-lived assets located in foreign countries are not significant. Total net sales attributed to the U.S. and all foreign countries in total are:

	Fiscal Year Ended
In thousands	October 26, 2025	October 27, 2024	October 29, 2023
U.S.	$11,437,051	$11,283,978	$11,515,094
Foreign	669,109	636,819	594,915
Total Net Sales	$12,106,160	$11,920,797	$12,110,010

Major Customers: Sales to Walmart Inc. and its subsidiaries (Walmart) represented 15.6% or $2.0 billion, 15.6% or $2.0 billion, and 15.5% or $2.0 billion of the Company’s consolidated gross sales less returns and allowances in fiscal 2025, 2024, and 2023, respectively. Walmart is a customer for the Company’s Retail and International segments.

Note R
Restructuring

The Company is undertaking a corporate restructuring plan designed to reduce administrative expenses, improve efficiencies, and align its workforce to the Company’s future needs, while enabling continued investment in the Company’s growth. The restructuring includes a voluntary early retirement program for certain groups of employees, the closing of certain open roles, involuntary role reductions, and making select changes to benefit programs. The Company expects to incur restructuring charges in the range of $20.0 million to $25.0 million for one-time pension benefits, cash severance payments, other employee benefit costs, and professional fees. The charges are expected to be primarily recognized in the fourth quarter of fiscal 2025 and the first quarter of fiscal 2026. Of the estimated charges, the Company expects that approximately $8.0 million to $10.0 million will be in future cash expenditures during fiscal 2026.

The Company recognized $13.3 million of costs associated with restructuring activities during fiscal 2025. All costs in fiscal 2025 are unallocated corporate expenses which are not included in any of the reportable segments' measure of segment profit. A summary of these costs by type is as follows:

In thousands	Location on Consolidated Statements of Operations	Fiscal Year Ended October 26, 2025
Professional Fees	Selling, General, and Administrative	$594
Pension Benefits	Other Income (Expense), Net	12,696
Total Restructuring Costs		$13,290

As of October 26, 2025, the Company had accrued $0.6 million for ongoing restructuring activities which was recorded as part of Accounts Payable. These amounts are associated with professional fees and are expected to be paid during fiscal 2026. The reconciliation of the beginning and ending liability balance showing activity during the year is as follows:

In thousands
Liability Balance at October 27, 2024	$—
Costs Incurred and Charged to Expense	594
Costs Paid or Otherwise Settled	—
Liability Balance at October 26, 2025	$594

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report (the Evaluation Date), the Company carried out an evaluation, under the supervision and with the participation of management, including the Interim Chief Executive Officer and the Interim Chief Financial Officer and Controller, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). In designing and evaluating the disclosure controls and procedures, management recognized any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, the Company’s Interim Chief Executive Officer and Interim Chief Financial Officer and Controller concluded, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance the information the Company is required to disclose in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to the Company’s management, including its Interim Chief Executive Officer and Interim Chief Financial Officer and Controller, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management’s report on the Company’s internal control over financial reporting is included on page 34 of this report. The report of the Company’s independent registered public accounting firm related to their assessment of the effectiveness of internal control over financial reporting is included on page 35 of this report.

The Company is in the midst of a multi-year transformation project to achieve better analytics, customer service, and process efficiencies through the use of Oracle Cloud Solutions. During the fourth quarter of fiscal 2024, the Company began implementing the order-to-cash phase at certain business locations. Implementation is expected to continue into fiscal 2026. Emphasis has been on the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities throughout each development and deployment phase.

With the exception of the order-to-cash implementation described above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fourth quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  OTHER INFORMATION

During the fiscal quarter ended October 26, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as the terms are defined in Item 408(a) of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information under “Item 1 – Election of Directors”, “Board Independence”, “Delinquent Section 16(a) Reports”, “Board of Director Meetings”, “Board Committees”, and “Insider Trading Policy, including Stock Hedging and Pledging Policies” in the definitive proxy statement for the Annual Meeting of Stockholders to be held on or about January 27, 2026, is incorporated herein by reference.

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

Item 11.  EXECUTIVE COMPENSATION

Information commencing with “Executive Compensation” through "CEO Pay Ratio Disclosure”, and information under “Compensation of Directors” and “Equity Grant Timing” in the definitive proxy statement for the Annual Meeting of Stockholders to be held on or about January 27, 2026, is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the Company’s equity compensation plans as of October 26, 2025, is presented below:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	18,319,049	$38.10	5,279,066
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	18,319,049	$38.10	5,279,066
(1)    Includes 17,308,013 stock options, 819,821 restricted stock units, 56,523 restricted shares and 134,691 deferred stock units.
(2)    Only includes the weighted-average exercise price of outstanding stock options.

Information under “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the definitive proxy statement for the Annual Meeting of Stockholders to be held on or about January 27, 2026, is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information under “Related Party Transactions” and “Board Independence” in the definitive proxy statement for the Annual Meeting of Stockholders to be held on or about January 27, 2026, is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information under “Independent Registered Public Accounting Firm Fees” and “Audit Committee Preapproval Policies and Procedures” in the definitive proxy statement for the Annual Meeting of Stockholders to be held on or about January 27, 2026, is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Hormel Foods Corporation for the fiscal year ended October 26, 2025, are filed as part of this report:

Consolidated Statements of Operations – Fiscal Years Ended October 26, 2025, October 27, 2024, and October 29, 2023.

Consolidated Statements of Comprehensive Income – Fiscal Years Ended October 26, 2025, October 27, 2024, and October 29, 2023.

Consolidated Statements of Financial Position – October 26, 2025, and October 27, 2024.

Consolidated Statements of Changes in Shareholders’ Investment – Fiscal Years Ended October 26, 2025, October 27, 2024, and October 29, 2023.

Consolidated Statements of Cash Flows – Fiscal Years Ended October 26, 2025, October 27, 2024, and October 29, 2023.

Notes to the Consolidated Financial Statements

Report of Management

Reports of Independent Registered Public Accounting Firm (PCAOB ID: 42)

FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statement schedule of Hormel Foods Corporation required is submitted herewith:

Schedule II – Valuation and Qualifying Accounts and Reserves – Fiscal Years Ended October 26, 2025, October 27, 2024, and October 29, 2023.

HORMEL FOODS CORPORATION
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
In thousands

		Additions/(Benefits)
Classification	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts (Describe)	Deductions (Describe)		Balance at End of Period
Valuation reserve deduction from assets account:
Fiscal year ended October 26, 2025 Allowance for doubtful accounts receivable	$3,712	$1,184	$—	$3,522	(1)	$3,743
				(2,369)	(2)
Fiscal year ended October 27, 2024 Allowance for doubtful accounts receivable	$3,557	$286	$—	$337	(1)	$3,712
				(206)	(2)
Fiscal year ended October 29, 2023 Allowance for doubtful accounts receivable	$3,507	$289	$—	$275	(1)	$3,557
				(36)	(2)
(1) Uncollectible accounts written off.
(2) Recoveries on accounts previously written off.

FINANCIAL STATEMENTS AND SCHEDULES OMITTED

All other financial statements and schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

HORMEL FOODS CORPORATION
LIST OF EXHIBITS

NUMBER	DESCRIPTION OF DOCUMENT
3.1(1)
Restated Certificate of Incorporation as amended January 31, 2024. (Incorporated by reference to Exhibit 3.1 to Hormel’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2024, File No. 001-02402.)

3.2(1)	Bylaws as amended to date. (Incorporated by reference to Exhibit 3(ii) to Hormel’s Current Report on Form 8-K dated May 21, 2018, File No. 001-02402.)

4.1(1)	Description of Capital Stock. (Incorporated by reference to Exhibit 4.3 to the Hormel’s Annual Report on Form 10-K for the fiscal year ended October 28, 2019, File No. 001-02402.)

4.2(1)
Indenture dated as of April 1, 2011, between the Company and U.S. Bank National Association. (Incorporated by reference to Exhibit 4.3 to Hormel’s Registration Statement on Form S-3 filed on April 4, 2011, File No. 333-173284.)

4.3(1)	Form of 1.800% Notes due June 11, 2030. (Incorporated by reference to Exhibit 4.1 to Hormel’s Current Report on Form 8-K dated June 4, 2020, File No. 001-02402.)

NUMBER	DESCRIPTION OF DOCUMENT
4.4	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of holders of certain long-term debt are not filed. Hormel agrees to furnish copies thereof to the Securities and Exchange Commission upon request.

4.5(1)	Form of 1.700% Notes due 2028. (Incorporated by reference to Exhibit 4.2 to Hormel’s Current Report on Form 8-K dated June 3, 2021, File No. 001-02402.)

4.6(1)	Form of 3.050% Notes due 2051. (Incorporated by reference to Exhibit 4.3 to Hormel’s Current Report on Form 8-K dated June 3, 2021, File No. 001-02402.)

4.7(1)	Form of 4.800% Notes Due March 30, 2027. (Incorporated by reference to Exhibit 4.1 to Hormel’s Current Report on Form 8-K dated March 5, 2024, File No. 001-02402.)

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

10.15(1)
U.S. $750,000,000 Credit Agreement, dated as of March 25, 2025, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and Issuing Lender, and the lenders identified on the signature pages thereof. (Incorporated by reference to Exhibit 10.1 to Hormel's Current Report on Form 8-K filed on March 26, 2025, File No. 001- 02402.)

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

NUMBER	DESCRIPTION OF DOCUMENT

10.18(1)(3)
Hormel Foods Corporation Restricted Stock Unit Agreement Under the 2018 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.3 to Hormel’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2024, File No. 001-02402.)

10.19(1)(3)
Retirement and Transition Agreement, dated as of January 9, 2025, between Hormel Foods Corporation and James Snee. (Incorporated by reference to Exhibit 10.1 to Hormel’s Quarterly Report on Form 10-Q for the quarter ended January 26, 2025, File No. 001-02402.)

10.20(1)(3)
Employment Agreement, dated as of June 20, 2025, between Hormel Foods Corporation and Jeffrey Ettinger. (Incorporated by reference to Exhibit 10.1 to Hormel’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2025, File No. 001-02402.)

10.21(1)(3)
Employment Agreement, dated as of June 20, 2025, between Hormel Foods Corporation and John Ghingo. (Incorporated by reference to Exhibit 10.2 to Hormel’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2025, File No. 001-02402.)

10.22(2)(3)	Hormel Foods Corporation Interim CEO Restricted Stock Unit Agreement Under the 2018 Incentive Compensation Plan.

10.23(2)(3)	Hormel Foods Corporation Interim CEO Stock Option Agreement Under the 2018 Incentive Compensation Plan.

19(1)	Hormel Foods Corporation Insider Trading Policy. (Incorporated by reference to Exhibit 19 on Hormel’s Annual Report on Form 10-K for the fiscal year ended October 27, 2024, File No. 001-02402.)

21.1(2)	Subsidiaries of the Registrant.

23.1(2)	Consent of Independent Registered Public Accounting Firm.

24.1(2)	Power of Attorney.

31.1(2)	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(2)	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(2)	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1(1)
Hormel Foods Corporation Compensation Recovery Policy. (Incorporated by reference to Exhibit 97.1 to Hormel’s Annual Report on Form 10-K for the fiscal year ended October 29, 2023, File No. 001-02402.)

101(2)
The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended October 26, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Investment, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104(2)	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended October 26, 2025, formatted in Inline XBRL (included as Exhibit 101).

(1)	Document has previously been filed with the Securities and Exchange Commission and is incorporated herein by reference.
(2)	These exhibits are transmitted herewith via EDGAR.
(3)	Management contract or compensatory plan or arrangement.

Item 16.  FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORMEL FOODS CORPORATION

By:	/s/ JEFFREY M. ETTINGER	December 5, 2025
	JEFFREY M. ETTINGER	Date
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JEFFREY M. ETTINGER	Interim Chief Executive Officer	December 5, 2025
JEFFREY M. ETTINGER	(Principal Executive Officer)

/s/ PAUL R. KUEHNEMAN	Interim Chief Financial Officer and Controller	December 5, 2025
PAUL R. KUEHNEMAN	(Principal Financial Officer and Principal Accounting Officer)

/s/ D. SCOTT AAKRE*	Director	December 5, 2025
D. SCOTT AAKRE

/s/ GARY C. BHOJWANI*	Director	December 5, 2025
GARY C. BHOJWANI

/s/ JOHN F. GHINGO*	Director	December 5, 2025
JOHN F. GHINGO

/s/ STEPHEN M. LACY*	Director	December 5, 2025
STEPHEN M. LACY

/s/ ELSA A. MURANO*	Director	December 5, 2025
ELSA A. MURANO

/s/ WILLIAM A. NEWLANDS*	Director	December 5, 2025
WILLIAM A. NEWLANDS

/s/ CHRISTOPHER J. POLICINSKI*	Director	December 5, 2025
CHRISTOPHER J. POLICINSKI

/s/ DEBBRA L. SCHONEMAN*	Director	December 5, 2025
DEBBRA L. SCHONEMAN

/s/ SALLY J. SMITH*	Director	December 5, 2025
SALLY J. SMITH

/s/ STEVEN A. WHITE*	Director	December 5, 2025
STEVEN A. WHITE

/s/ MICHAEL P. ZECHMEISTER*	Director	December 5, 2025
MICHAEL P. ZECHMEISTER

*By: /s/ PAUL R. KUEHNEMAN		December 5, 2025
PAUL R. KUEHNEMAN
as Attorney-In-Fact