Form 10-Q
period 2026-01-25
HORMEL FOODS CORP /DE/
filed 2026-02-26
CIK 48465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 25, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 22, 2026
Common Stock	$0.01465	par value	550,284,207
Common Stock Nonvoting	$0.01	par value	0

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Quarter Ended
In thousands, except per share amounts	January 25, 2026	January 26, 2025
Net Sales	$3,027,317	$2,988,813
Cost of Products Sold	2,557,742	2,513,581
Gross Profit	469,575	475,232
Selling, General, and Administrative	241,698	263,013
Equity in Earnings of Affiliates	15,820	16,111
Operating Income	243,697	228,330
Interest Income	6,528	7,543
Interest Expense	19,728	19,462
Other Income (Expense), Net	3,815	1,661
Earnings Before Income Taxes	234,312	218,073
Provision for Income Taxes	52,542	47,543
Net Earnings	181,769	170,530
Less: Net Earnings (Loss) Attributable to Noncontrolling Interest	(32)	(45)
Net Earnings Attributable to Hormel Foods Corporation	$181,801	$170,575

Net Earnings Per Share:
Basic	$0.33	$0.31
Diluted	$0.33	$0.31

Weighted-average Shares Outstanding:
Basic	550,477	549,460
Diluted	550,706	549,854

See accompanying Notes to the Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

	Quarter Ended
In thousands	January 25, 2026	January 26, 2025
Net Earnings	$181,769	$170,530
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	2,492	(27,078)
Pension and Other Benefits	1,487	2,366
Derivatives and Hedging	6,948	15,862
Equity Method Investments	(210)	473
Total Other Comprehensive Income (Loss)	10,718	(8,377)
Comprehensive Income	192,487	162,153
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	63	(490)
Comprehensive Income Attributable to Hormel Foods Corporation	$192,423	$162,643

See accompanying Notes to the Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Unaudited

In thousands, except share and per share amounts	January 25, 2026	October 26, 2025
Assets
Cash and Cash Equivalents	$867,906	$670,679
Short-term Marketable Securities	33,302	32,909
Accounts Receivable (Net of Allowance of $3,778 and $3,743, respectively)	696,252	784,812
Inventories	1,647,271	1,747,279
Taxes Receivable	58,808	96,791
Prepaid Expenses and Other Current Assets	84,702	73,187
Total Current Assets	3,388,240	3,405,656
Goodwill	4,888,532	4,924,087
Intangible Assets	1,588,104	1,647,297
Pension Assets	209,262	211,826
Investments in Affiliates	577,058	533,984
Other Assets	423,755	431,500
Property, Plant, and Equipment, Net	2,241,482	2,238,770
Total Assets	$13,316,433	$13,393,119
Liabilities and Shareholders’ Investment
Accounts Payable	$670,938	$731,578
Accrued Expenses	60,350	55,772
Accrued Marketing Expenses	129,824	113,947
Employee-related Expenses	224,470	273,402
Interest and Dividends Payable	175,868	180,700
Taxes Payable	4,983	18,752
Current Maturities of Long-term Debt	6,485	6,646
Total Current Liabilities	1,272,917	1,380,796
Long-term Debt Less Current Maturities	2,851,007	2,850,778
Pension and Postretirement Benefits	356,108	358,984
Deferred Income Taxes	663,854	661,349
Other Long-term Liabilities	219,340	225,397
Shareholders’ Investment
Preferred Stock, Par Value $0.01 a Share — Authorized 160,000,000 Shares; Issued — None	—	—
Common Stock, Nonvoting, Par Value $0.01 a Share — Authorized 400,000,000 Shares; Issued — None	—	—
Common Stock, Par Value $0.01465 a Share — Authorized 1,600,000,000 Shares; Issued 550,211,704 and 550,107,260 Shares, respectively	8,061	8,059
Additional Paid-in Capital	625,982	620,069
Accumulated Other Comprehensive Loss	(233,023)	(243,646)
Retained Earnings	7,537,481	7,516,690
Hormel Foods Corporation Shareholders’ Investment	7,938,500	7,901,171
Noncontrolling Interest	14,707	14,644
Total Shareholders’ Investment	7,953,207	7,915,815
Total Liabilities and Shareholders’ Investment	$13,316,433	$13,393,119

See accompanying Notes to the Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT
Unaudited

	Quarter Ended January 26, 2025
	Hormel Foods Corporation Shareholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Investment
In thousands, except per share amounts	Shares	Amount	Shares	Amount
Balance at October 27, 2024	548,605	$8,037	—	$—	$571,178	$7,677,537	$(263,331)	$10,590	$8,004,011
Net Earnings (Loss)						170,575		(45)	170,530
Other Comprehensive Income (Loss)							(7,932)	(445)	(8,377)
Stock-based Compensation Expense					5,454				5,454
Exercise of Stock-based Compensation Awards, Net of Withholding Taxes	1,180	17			25,980				25,997
Declared Dividends – $0.2900 per Share					275	(159,448)			(159,173)
Balance at January 26, 2025	549,785	$8,054	—	$—	$602,887	$7,688,663	$(271,263)	$10,101	$8,038,442

	Quarter Ended January 25, 2026
	Hormel Foods Corporation Shareholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
In thousands, except per share amounts	Shares	Amount	Shares	Amount
Balance at October 26, 2025	550,107	$8,059	—	$—	$620,069	$7,516,690	$(243,646)	$14,644	$7,915,815
Net Earnings (Loss)						181,801		(32)	181,769
Other Comprehensive Income (Loss)							10,623	95	10,718
Stock-based Compensation Expense					6,919				6,919
Exercise of Stock-based Compensation Awards, Net of Withholding Taxes	104	2			(1,108)				(1,106)
Declared Dividends – $0.2925 per Share					102	(161,009)			(160,907)
Balance at January 25, 2026	550,212	$8,061	—	$—	$625,982	$7,537,481	$(233,023)	$14,707	$7,953,207

See accompanying Notes to the Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	Quarter Ended
In thousands	January 25, 2026	January 26, 2025
Operating Activities
Net Earnings	$181,769	$170,530
Adjustments to Reconcile to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	67,095	65,872
Equity in Earnings of Affiliates	(15,820)	(16,111)
Distributions Received from Equity Method Investees	13,051	19,894
Provision for Deferred Income Taxes	139	(70)
Non-cash Investment Activities	(3,237)	(2,547)
Stock-based Compensation Expense	6,919	5,454
Operating Lease Cost	10,821	9,580
Loss (Gain) on Sale of Business	(23,508)	10,800
Other Non-cash, Net	1,465	1,140
Changes in Operating Assets and Liabilities, Net of Divestitures:
Decrease (Increase) in Accounts Receivable	90,901	57,194
Decrease (Increase) in Inventories	91,293	55,606
Decrease (Increase) in Prepaid Expenses and Other Assets	833	(8,101)
Increase (Decrease) in Pension and Postretirement Benefits	1,728	10,167
Increase (Decrease) in Accounts Payable and Accrued Expenses	(97,026)	(56,325)
Increase (Decrease) in Net Income Taxes Payable	22,791	(13,877)
Net Cash Provided by (Used in) Operating Activities	349,214	309,206
Investing Activities
Net Sale (Purchase) of Securities	(323)	(1,387)
Proceeds from Sale of Business	78,853	13,643
Purchases of Property, Plant, and Equipment	(68,993)	(72,167)
Proceeds from Sales of Property, Plant, and Equipment	5	35
Proceeds from (Purchases of) Affiliates and Other Investments	(1,593)	(1,393)
Proceeds from Company-owned Life Insurance	—	936
Net Cash Provided by (Used in) Investing Activities	7,948	(60,333)
Financing Activities
Repayments of Long-term Debt and Finance Leases	(1,825)	(2,202)
Dividends Paid on Common Stock	(159,501)	(154,980)
Proceeds from Stock-based Compensation Plans, Net of Withholding Taxes	(1,106)	14,120
Net Cash Provided by (Used in) Financing Activities	(162,433)	(143,063)
Effect of Exchange Rate Changes on Cash	2,498	(7,294)
Increase (Decrease) in Cash and Cash Equivalents	197,228	98,516
Cash and Cash Equivalents at Beginning of Year	670,679	741,881
Cash and Cash Equivalents at End of Period	$867,906	$840,398

Supplemental Non-cash Investing and Financing Activities:
Purchases of Property, Plant, and Equipment Included in Accounts Payable	$26,207	$20,090

See accompanying Notes to the Consolidated Financial Statements

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

These statements should be reviewed in conjunction with the consolidated financial statements and associated notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 26, 2025. The significant accounting policies used in preparing these interim consolidated financial statements are consistent with those described in Note A - Summary of Significant Accounting Policies to the consolidated financial statements in the Form 10-K. The Company has determined there have been no material changes in the Company’s significant accounting policies, including estimates and assumptions, as disclosed in its Annual Report on Form 10-K for the fiscal year ended October 26, 2025.

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

Accounting Changes and Recent Accounting Pronouncements:

New Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The update is intended to enhance transparency and decision usefulness of annual income tax disclosures. The ASU updates income tax disclosure requirements by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. The ASU is effective for the Company's fiscal year ending October 25, 2026. The Company is currently assessing the impact of adopting the updated provisions.

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

In September 2025, the FASB issued ASU 2025-06 Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The new guidance is intended to modernize the accounting for internal-use software costs and better align recognition practices. The update introduces principles-based criteria entities must consider to begin capitalizing costs based on management authorization and project completion probability. The guidance is effective for the Company's fiscal year ending October 28, 2029, and subsequent interim periods thereafter, with early adoption permitted. Several transition approaches are available including prospective, retrospective, and a modified transition approach. The Company is currently assessing the impact, transition approach, and timing of adoption.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The update is intended to improve the navigability of interim disclosure requirements and provide additional guidance about disclosures to be provided in interim reporting periods, including a requirement to disclose events since the end of the last annual reporting period that have a material impact on the entity. The update is effective for interim reporting periods within the Company’s fiscal year beginning October 30, 2028. Early adoption is permitted and the guidance may be applied prospectively or retrospectively. The Company is currently assessing the impact of adopting the updated provisions. The adoption is not expected to have a material effect on the Company’s financial condition or results of operations.

Recently issued accounting standards or pronouncements not disclosed have been excluded as they are currently not relevant to the Company.

NOTE B - ACQUISITIONS AND DIVESTITURES

Justin's, LLC Transaction: On December 15, 2025, the Company sold 51% of its equity interest in Justin's, LLC and related assets to Forward Consumer Partners, LLC for cash proceeds of $77.3 million, net of estimated working capital adjustments. As a result of the transaction, the Company no longer holds a controlling financial interest in Justin's, LLC, resulting in deconsolidation. The sale resulted in a pre-tax gain of $23.5 million, which was recognized in Selling, General, and Administrative. Results of operations for Justin's, LLC were primarily reflected in the Retail segment prior to deconsolidation.

The Company maintained the ability to exercise significant influence over the entity in its new structure, Joy Topco LP (f/k/a Justin's, LLC), and will account for this interest as an equity method investment. The Company recorded the remaining 49% equity interest in Joy Topco LP at its estimated fair value of $46.3 million plus $1.1 million in capitalized deal costs in Investment in Affiliates. The Company engaged a third-party specialist to assist with the valuation, which reflected a combination of observable data and significant unobservable, or Level 3, inputs to determine the estimated fair value of the investment. Results of Joy Topco LP are reported as Equity in Earnings of Affiliates within the Retail segment. See Note D - Investments in Affiliates for additional information.

Mountain Prairie, LLC Divestiture: On November 18, 2024, the Company sold its equity interests in a non-core sow operation, Mountain Prairie, LLC, and related assets to Chaparral Ranches, LLC for cash proceeds of $13.6 million. The divestiture resulted in a pre-tax loss of $11.3 million, including transaction costs, which was recognized in Selling, General, and Administrative. Results of operations for Mountain Prairie, LLC were primarily reflected within the Retail segment through the date of divestiture.

Whole-bird Turkey Transaction: On February 13, 2026, subsequent to the end of the quarter, the Company entered into a definitive agreement to sell its whole-bird turkey business to Life-Science Innovations (LSI). LSI will acquire the Melrose, Minnesota, whole-bird production facility; Swanville, Minnesota, feed mill; and associated transportation assets. LSI will also assume supply contracts with certain third-party turkey growers and provide co-manufacturing services to the Company through the end of fiscal 2026. The purchase price consists of cash at closing and a secured promissory note payable over time. The transaction is expected to close by the end of the second quarter of fiscal 2026, subject to customary closing conditions. The Company is evaluating the accounting implications of the planned sale.

NOTE C - GOODWILL AND INTANGIBLE ASSETS

Goodwill: The change in the carrying amount of goodwill for the quarter ended January 25, 2026, is:

In thousands	Retail	Foodservice	International	Total
Balance at October 26, 2025	$2,916,796	$1,748,355	$258,936	$4,924,087
Goodwill Sold(1)	(33,570)	(1,330)	—	(34,900)
Foreign Currency Translation	—	—	(655)	(655)
Balance at January 25, 2026	$2,883,226	$1,747,025	$258,281	$4,888,532
(1)    Goodwill sold during fiscal 2026 was due to the sale of the Company's controlling equity interest in Justin's, LLC. See Note B - Acquisitions and Divestitures for additional information.

Intangible Assets: The Company's intangible assets by type are:

	January 25, 2026			October 26, 2025
In thousands	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived Intangible Assets
Customer Relationships	$107,648	$(57,026)	$50,622	$134,328	$(78,565)	$55,763
Other Definite-lived Intangibles	59,095	(25,330)	33,764	59,445	(24,620)	34,824
Trade Names/Trademarks	—	—	—	6,210	(6,210)	—
Foreign Currency Translation	—	(2,885)	(2,885)	—	(4,476)	(4,476)
Total Definite-lived Intangible Assets	$166,742	$(85,241)	$81,501	$199,982	$(113,872)	$86,111
Indefinite-lived Intangible Assets
Brands/Trade Names/Trademarks(1)			$1,513,306			$1,567,623
Foreign Currency Translation			(6,703)			(6,437)
Total Indefinite-lived Intangible Assets			1,506,603			1,561,186
Total Intangible Assets			$1,588,104			$1,647,297
(1)    Includes the removal of a $54.3 million indefinite‑lived trade name following the sale of the Company's controlling equity interest in Justin's, LLC. See Note B - Acquisitions and Divestitures for additional information.

Amortization expense on intangible assets is as follows:

	Quarter Ended
In thousands	January 25, 2026	January 26, 2025
Amortization Expense	$3,070	$3,830

Estimated annual amortization expense on intangible assets for the five fiscal years after October 26, 2025, is as follows:

In thousands	Amortization Expense
2026	$12,042
2027	11,685
2028	10,773
2029	9,511
2030	9,326

NOTE D - INVESTMENTS IN AFFILIATES

Ownership: As of January 25, 2026, the Company's equity method investments include:

	Segment	Ownership Percentage
MegaMex Foods, LLC	Retail	50%
Joy Topco LP(1)	Retail	49%
The Purefoods - Hormel Company, Inc.	International	40%
PT Garudafood Putra Putri Jaya Tbk. (Garudafood)	International	30%
Okinawa Hormel Ltd.	International	26%
Corporate Venturing Investments	n/a	26% - 43%
(1)    In the first quarter of fiscal 2026, the Company recorded a 49% ownership interest in Joy Topco LP in connection with the sale of its controlling equity interest in Justin’s, LLC. See Note B - Acquisitions and Divestitures for additional information.

Equity in Earnings: The Company's share of earnings from its equity method investments is recorded as Equity in Earnings of Affiliates and further disclosed in Note O - Segment Reporting. Equity in earnings from corporate venturing investments is not included in any of the reportable segments' measure of segment profit.

Distributions: Distributions received from equity method investees consists of:

In thousands	Quarter Ended
	January 25, 2026	January 26, 2025
Distributions	$13,051	$19,894

Basis Difference: The initial and unamortized basis differences as of January 25, 2026, are:

In thousands	Initial Basis Difference	Unamortized Basis Difference
Garudafood(1)	$324,828	$135,545
MegaMex Foods, LLC	21,273	7,397
(1)    The Garudafood remaining unamortized basis difference includes the impact of foreign currency translation and impairment.

Fair Value: Based on quoted market prices, the fair value of the common stock held in Garudafood was $233.7 million as of January 23, 2026. The Company's other equity method investments do not have readily determinable fair values.

Transactions: The Company has agreements with its equity method investments which, in some cases, result in amounts due to or due from these parties. The amounts due to equity method investees were $44.8 million and $38.8 million as of January 25, 2026, and October 26, 2025, respectively. The amounts due from equity method investees were $9.3 million and $11.9 million as of January 25, 2026, and October 26, 2025, respectively.

NOTE E - INVENTORIES

Principal components of inventories are:

In thousands	January 25, 2026	October 26, 2025
Finished Products	$952,510	$1,055,472
Raw Materials and Work-in-Process	413,015	414,436
Operating Supplies	141,220	142,643
Maintenance Materials and Parts	140,526	134,729
Total Inventories	$1,647,271	$1,747,279

NOTE F - PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consists of the following:

In thousands	January 25, 2026	October 26, 2025
Land	$74,971	$74,710
Buildings	1,538,947	1,537,276
Equipment	3,055,464	3,014,677
Construction in Progress	283,249	286,466
Less: Allowance for Depreciation	(2,711,149)	(2,674,359)
Property, Plant, and Equipment, Net	$2,241,482	$2,238,770

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

Cash Flow Interest Rate Hedges: In the second quarter of fiscal 2021, the Company designated two separate interest rate locks as cash flow hedges to manage interest rate risk associated with anticipated debt transactions. The total notional amount of the Company’s locks was $1.25 billion. In the third quarter of fiscal 2021, the associated unsecured senior notes were issued with tenors of seven and 30 years and both locks were lifted (See Note L - Long-term Debt and Other Borrowing Arrangements). Mark-to-market gains and losses on these instruments were deferred as a component of AOCL. The resulting gain in AOCL is reclassified to Interest Expense in the period in which the hedged transactions affect earnings.

Other Derivatives: The Company holds certain futures and swap contracts to manage the Company’s exposure to fluctuations in grain and pork commodity markets for which it has not applied hedge accounting. Activity related to derivatives not designated for hedge accounting was immaterial to the consolidated financial statements during the quarters ended January 25, 2026, and January 26, 2025.

Volume: The Company’s outstanding contracts related to its commodity hedging programs include:

In millions	January 25, 2026		October 26, 2025
Corn	28.3	bushels	27.4	bushels
Lean Hogs	201.4	pounds	188.6	pounds
Natural Gas	3.6	MMBtu	3.6	MMBtu
Diesel Fuel	8.3	gallons	7.5	gallons

Fair Value of Derivatives: The gross fair values of the Company’s derivative instruments designated as hedges are:

	January 25, 2026		October 26, 2025
In thousands	Assets	Liabilities	Assets	Liabilities
Gross Fair Value of Commodity Contracts	$19,482	$(4,336)	$9,862	$(4,243)
Counterparty and Collateral Netting Offset(1)	(6,854)	4,336	304	4,243
Amounts Recognized in Prepaid Expenses and Other Current Assets	$12,629	$—	$10,166	$—
(1)    Per the terms of the Company’s master netting arrangements, the gross fair value of the Company’s commodity contracts was offset by the obligation to return net cash collateral of $2.5 million (including cash payable of $4.4 million and $1.9 million of realized gain) as of January 25, 2026, and the right to reclaim net cash collateral of $4.5 million (including cash payable of $5.5 million and $10.1 million of realized gain) as of October 26, 2025.

Fair Value Hedge - Assets (Liabilities): The carrying amount of the Company’s fair value hedged assets (liabilities) are:

In thousands	Location on Consolidated Statements of Financial Position	January 25, 2026	October 26, 2025
Commodity Contracts	Accounts Payable(1)	$(288)	$(157)
(1)    Represents the carrying amount of fair value hedged assets and liabilities, which are offset by other assets included in master netting arrangements described above.

Accumulated Other Comprehensive Loss Impact: As of January 25, 2026, the Company included in AOCL pre-tax hedging gains of $14.9 million on commodity contracts and gains of $10.3 million related to interest rate settled positions. The Company expects to recognize the majority of the gains on commodity contracts over the next twelve months. Gains on interest rate contracts offset the hedged interest payments over the tenor of the associated debt instruments.

The pre-tax gains (losses) recognized in AOCL related to the Company’s derivative instruments are:

	Quarter Ended
In thousands	January 25, 2026	January 26, 2025
Commodity Contracts	$11,631	$19,134
Excluded Component(1)	10	(87)
(1)    Represents the time value of commodity options excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in AOCL.

The pre-tax gains (losses) reclassified from AOCL into earnings related to the Company’s derivative instruments are:

	Location on Consolidated Statements of Operations	Quarter Ended
In thousands		January 25, 2026	January 26, 2025
Commodity Contracts	Cost of Products Sold	$2,194	$(2,141)
Interest Rate Contracts	Interest Expense	247	247

See Note I - Accumulated Other Comprehensive Loss for the after-tax impact of these gains or losses on Net Earnings.

Consolidated Statements of Operations Impact: The effect of pre-tax gains (losses) related to the Company’s derivative instruments are:

	Quarter Ended
In thousands	January 25, 2026	January 26, 2025
Net Earnings Attributable to Hormel Foods Corporation	$181,801	$170,575

Cash Flow Hedges - Commodity Contracts
Gain (Loss) Reclassified from AOCL	2,194	(2,141)
Amortization of Excluded Component from Options	(227)	(208)
Fair Value Hedges - Commodity Contracts
Gain (Loss) on Commodity Futures(1)	(92)	1,704
Total Gain (Loss) on Commodity Contracts	1,876	(645)

Cash Flow Hedges - Interest Rate Contracts
Gain (Loss) Reclassified from AOCL	247	247
Total Gain (Loss) on Interest Rate Contracts	247	247

Total Gain (Loss) Recognized in Earnings	$2,123	$(398)

(1)    Represents gains or losses on commodity contracts designated as fair value hedges that were closed during the quarters ended January 25, 2026, and January 26, 2025, which were offset by a corresponding gain or loss on the underlying hedged purchase commitment. Additional gains or losses related to changes in the fair value of open commodity contracts, along with the offsetting gain or loss on the hedged purchase commitment, are also marked-to-market through earnings with no impact on a net basis.

NOTE H - PENSION AND OTHER POSTRETIREMENT BENEFITS

Net periodic cost of defined benefit plans consists of:

	Pension Benefits
	Quarter Ended
In thousands	January 25, 2026	January 26, 2025
Service Cost	$10,034	$11,973
Interest Cost	18,066	17,646
Expected Return on Plan Assets	(22,351)	(21,737)
Amortization of Prior Service Cost (Credit)	128	319
Recognized Actuarial Loss (Gain)	2,190	3,014
Net Periodic Cost	$8,067	$11,215

	Postretirement Benefits
	Quarter Ended
In thousands	January 25, 2026	January 26, 2025
Service Cost	$35	$42
Interest Cost	2,202	2,480
Amortization of Prior Service Cost (Credit)	(7)	2
Recognized Actuarial Loss (Gain)	(307)	(40)
Net Periodic Cost	$1,922	$2,484

NOTE I - ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of Accumulated Other Comprehensive Loss are as follows:

In thousands	Foreign Currency Translation	Pension & Other Benefits		Derivatives & Hedging		Equity Method Investments		Accumulated Other Comprehensive Loss
Balance at October 26, 2025	$(114,431)	$(143,017)		$12,038		$1,763		$(243,646)
Unrecognized Gains (Losses)
Gross	2,398	(24)		11,641		679		14,694
Tax Effect	—	—		(2,857)		—		(2,857)
Reclassification into Net Earnings
Gross	—	2,004	(1)	(2,441)	(2)	(889)	(3)	(1,327)
Tax Effect	—	(493)		606		—		112
Change Net of Tax	2,398	1,487		6,948		(210)		10,623
Balance at January 25, 2026	$(112,033)	$(141,530)		$18,985		$1,554		$(233,023)

(1)    Included in computation of net periodic cost. See Note H - Pension and Other Postretirement Benefits for additional information.
(2)    Included in Cost of Products Sold and Interest Expense. See Note G - Derivatives and Hedging for additional information.
(3)    Included in Equity in Earnings of Affiliates.

NOTE J - FAIR VALUE MEASUREMENTS

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

	Fair Value Measurements at January 25, 2026
In thousands	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Short-term Marketable Securities	$33,302	$7,229	$26,073	$—
Other Trading Securities	222,364	—	222,364	—
Commodity Derivatives	19,483	18,528	955	—
Total Assets at Fair Value	$275,149	$25,757	$249,392	$—
Liabilities at Fair Value
Deferred Compensation	$63,036	$—	$63,036	$—
Commodity Derivatives	4,360	3,837	523	—
Total Liabilities at Fair Value	$67,396	$3,837	$63,559	$—

	Fair Value Measurements at October 26, 2025
In thousands	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Short-term Marketable Securities	$32,909	$6,944	$25,965	$—
Other Trading Securities	219,197	—	219,197	—
Commodity Derivatives	9,888	9,212	676	—
Total Assets at Fair Value	$261,994	$16,156	$245,838	$—
Liabilities at Fair Value
Deferred Compensation	$63,582	$—	$63,582	$—
Commodity Derivatives	4,291	3,436	855	—
Total Liabilities at Fair Value	$67,873	$3,436	$64,437	$—

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

Deferred Compensation and Other Trading Securities: The Company maintains a rabbi trust to fund certain supplemental executive retirement plans and deferred compensation plans. These funds are maintained under a third-party insurance policy, and the funds' values represent their cash surrender value based on the fair value of the underlying investments in the account. These policies are classified as Level 2. The majority of the funds held in the rabbi trust relate to supplemental executive retirement plans and are invested in fixed income investments. The declared rate on these investments is set based on a formula using the yield of the general account investment portfolio supporting the fund, as adjusted for expenses and other charges. The rate is guaranteed for one year at issue and may be reset annually on the policy anniversary, subject to a guaranteed minimum rate. During the quarter ended January 25, 2026, investments held by the rabbi trust generated gains of $3.2 million compared to gains of $2.7 million for the quarter ended January 26, 2025.

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

The Company’s financial assets and liabilities also include cash and cash equivalents, accounts receivable, accounts payable, and other liabilities, for which carrying value approximates fair value due to their short-term maturities. The Company does not carry its long-term debt at fair value on the Consolidated Statements of Financial Position. The fair value of long-term debt, utilizing discounted cash flows (Level 2), was $2.5 billion as of January 25, 2026, and $2.6 billion as of October 26, 2025. See Note L - Long-term Debt and Other Borrowing Arrangements for additional information.

Nonrecurring Fair Value Measurements: The Company may be required to measure certain nonfinancial assets and liabilities including goodwill, intangible assets, equity method investments, and property, plant, and equipment at fair value on a nonrecurring basis. There were no material remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the quarters ended January 25, 2026, and January 26, 2025.

NOTE K - COMMITMENTS AND CONTINGENCIES

During the quarter ended January 25, 2026, there were no material changes outside the ordinary course of business to the purchase commitments and other commitments and guarantees last disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 26, 2025.

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

In the second quarter of fiscal 2025, the U.S. District Court for the District of Minnesota granted the Company’s Motion for Summary Judgment and dismissed the Company from the federal litigation. Certain defendants challenged the summary judgment decision, but the District Court largely denied the various motions. In November 2025, the Eighth Circuit Court of Appeals denied the defendants' petition to order the District Court to vacate its summary judgment decision.

The Company settled the only pending matter that involved state claims brought by one Non-Class Direct Action Plaintiff for non-monetary terms in November 2025.

Turkey Antitrust Litigation
Beginning in December 2019, a series of class action complaints were filed against the Company, as well as several other turkey-processing companies and a benchmarking service called Agri Stats, in the U.S. District Court for the Northern District of Illinois styled In re Turkey Antitrust Litigation. The plaintiffs allege, among other things, that from at least 2010 to 2017, the defendants conspired and combined to fix, raise, maintain, and stabilize the price of turkey products—including through the use of Agri Stats—in violation of federal antitrust laws. The complaints on behalf of the classes of indirect purchasers also include causes of action under various state unfair competition laws, consumer protection laws, and unjust enrichment common laws. The plaintiffs seek treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees. Since the original filing, certain direct-action plaintiffs have opted out of class treatment and are proceeding with individual direct actions making similar claims, and others may do so in the future. The defendants' motions for summary judgment were submitted in January 2026. The Company has not recorded any liability for these matters as it does not believe a loss is probable. The Company cannot reasonably estimate any reasonably possible loss. The Company believes that it has valid and meritorious defenses against the allegations.

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

NOTE L - LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS
Long-term Debt consists of:

In thousands	January 25, 2026	October 26, 2025
Senior Unsecured Notes with Interest at 3.050% Interest Due Semi-annually through June 2051 Maturity Date	$600,000	$600,000
Senior Unsecured Notes with Interest at 1.800% Interest Due Semi-annually through June 2030 Maturity Date	1,000,000	1,000,000
Senior Unsecured Notes with Interest at 1.700% Interest Due Semi-annually through June 2028 Maturity Date	750,000	750,000
Senior Unsecured Notes with Interest at 4.800% Interest Due Semi-annually through March 2027 Maturity Date	500,000	500,000
Unamortized Discount on Senior Notes	(5,638)	(5,848)
Unamortized Debt Issuance Costs	(12,062)	(12,775)
Finance Lease Liabilities	22,378	23,122
Other Financing Arrangements	2,814	2,924
Total Debt	2,857,492	2,857,424
Less: Current Maturities of Long-term Debt	6,485	6,646
Long-term Debt Less Current Maturities	$2,851,007	$2,850,778

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

Interest on funds borrowed under the revolving credit agreement will be charged, depending on the applicable currency, at either a risk-free rate, as defined in the revolving credit agreement (with borrowings in U.S. dollars at the Term Secured Overnight Financing Rate) or a Eurocurrency rate for certain foreign currencies or a base rate with respect to U.S. dollars to be selected by the Company at the time of borrowing plus an applicable margin of 0.575% to 1.160% for Eurocurrency rate loans and 0.0% to 0.160% for base rate loans, depending on the Company’s debt rating issued by S&P and Moody’s. A variable fee of 0.050% to 0.090% is paid for the availability of this credit line. Extensions of credit under the facility may be made in the form of revolving loans, swing line loans, and letters of credit. The lending commitments under the agreement are scheduled to expire on March 25, 2030, at which time the Company will be required to pay in full all obligations then outstanding. The Company had no outstanding borrowings from this facility as of January 25, 2026, and October 26, 2025.

Debt Covenants: The Company is required by certain covenants in its debt agreements to maintain specified levels of financial ratios and financial position, including maintaining a minimum interest coverage ratio. As of January 25, 2026, the Company was in compliance with all covenants.

NOTE M - INCOME TAXES

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

The Company’s effective tax rate was 22.4% and 21.8% for the quarters ended January 25, 2026, and January 26, 2025, respectively. The change was primarily due to increased stock option expirations in the quarter ended January 25, 2026.

Unrecognized tax benefits, if recognized as of January 25, 2026, would impact the Company’s effective tax rate by $16.8 million compared to $16.7 million as of January 26, 2025. The Company includes accrued interest and penalties related to uncertain tax positions in Provision for Income Taxes, with immaterial expenses included during the quarters ended January 25, 2026, and January 26, 2025. The amount of accrued interest and penalties associated with unrecognized tax benefits was $2.9 million at January 25, 2026, and $2.6 million at January 26, 2025.

Tax Examinations: The Company is regularly audited by federal, state, and foreign taxing authorities.

The Company has elected to participate in the IRS Compliance Assurance Process (CAP) through fiscal 2027. The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. The Company may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time. Current fiscal years under IRS CAP examination are 2025 and 2026.

The Company is in various stages of audit by several state taxing authorities on a variety of fiscal years, as far back as 2019. While it is reasonably possible that one or more of these audits may be completed within the next 12 months and the related unrecognized tax benefits may change based on the status of the examinations, as of January 25, 2026, it was not possible to reasonably estimate the effect of any amount of such change to previously recorded uncertain tax positions.

The Company is subject to various examinations by foreign tax authorities. With limited exceptions, the Company is no longer subject to foreign tax examinations for fiscal years prior to 2018. See Note K - Commitments and Contingencies for additional information.

Tax Legislation: On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. OBBBA includes income tax provisions such as a permanent extension of certain provisions of the Tax Cuts and Jobs Act, elective deductions for domestic research and development, reinstatement of 100% first-year bonus depreciation, and modifications to the international tax framework. The Company assessed the provisions of OBBBA and determined the changes were not material to the Company's tax provision, and does not expect a material impact on the Company's consolidated financial statements in future reporting periods.

The Organization for Economic Cooperation and Development published a framework for Pillar Two of the Global Anti-Base Erosion Rules, which is designed to coordinate participating jurisdictions in updating the international tax system to ensure that large multinational companies pay a minimum tax of 15%. Many countries have enacted, or begun the process of enacting, laws based on the Pillar Two framework. The Company considered the applicable tax laws in relevant jurisdictions and concluded the impact of Pillar Two was not material to the Company's tax provision for the quarter ended January 25, 2026. The Company will continue to evaluate the impact of such legislative changes but does not expect the new tax laws to have a material impact on the Company’s consolidated financial statements in future reporting periods.

NOTE N - EARNINGS PER SHARE DATA

The reported net earnings attributable to the Company were used when computing basic and diluted earnings per share. Diluted earnings per share was calculated using the treasury stock method. The shares used as the denominator for those computations are as follows:

	Quarter Ended
In thousands	January 25, 2026	January 26, 2025
Basic Weighted-average Shares Outstanding	550,477	549,460
Dilutive Potential Common Shares	229	395
Diluted Weighted-average Shares Outstanding	550,706	549,854

Antidilutive Potential Common Shares	17,733	19,778

NOTE O - SEGMENT REPORTING

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

The accounting policies of the segments are generally the same as those presented in Note A - Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the fiscal year ended October 26, 2025. Intersegment sales are eliminated in consolidation and are not reviewed when evaluating segment performance. Segment profit also excludes unallocated general corporate expenses, deferred compensation, non-recurring expenses associated with the Transform and

Modernize initiative, corporate restructuring plan costs, and interest and other income and expense. Equity in Earnings of Affiliates is included in segment profit; however, earnings attributable to the Company’s corporate venturing investments and noncontrolling interests are excluded.

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

	Quarter Ended January 25, 2026
In thousands	Retail	Foodservice	International	Total
Net Sales	$1,847,806	$998,227	$181,284
Cost of Products Sold	1,619,712	794,438	142,885
Selling, General, and Administrative	140,846	47,248	22,345
Equity in Earnings of Affiliates	8,942	—	6,824
Noncontrolling Interest (Earnings) Loss	—	—	32
Segment Profit	$96,190	$156,541	$22,910	$275,641
Net Unallocated Expense				41,298
Noncontrolling Interest Earnings (Loss)				(32)
Earnings Before Income Taxes				$234,312

	Quarter Ended January 26, 2025
In thousands	Retail	Foodservice	International	Total
Net Sales	$1,890,133	$930,185	$168,495
Cost of Products Sold	1,640,761	743,519	129,053
Selling, General, and Administrative	139,528	47,840	25,170
Equity in Earnings of Affiliates	9,303	—	6,527
Noncontrolling Interest (Earnings) Loss	—	—	45
Segment Profit	$119,147	$138,826	$20,845	$278,818
Net Unallocated Expense				60,700
Noncontrolling Interest Earnings (Loss)				(45)
Earnings Before Income Taxes				$218,073

The Company’s CODM reviews assets and capital expenditures at a consolidated level and does not use assets by segment to evaluate performance or allocate resources. Therefore, the Company does not disclose these measures by segment. Depreciation and amortization expense is included in the measure of segment profit and disclosed below.

In thousands	Quarter Ended
	January 25, 2026	January 26, 2025
Depreciation and Amortization
Retail	$35,563	$36,210
Foodservice	20,797	19,952
International	4,566	4,332
Corporate	6,168	5,379
Total Depreciation and Amortization	$67,095	$65,872

Disaggregated Revenues: The Company’s products primarily consist of meat and other food products. Total revenue contributed by classes of similar products are:

	Quarter Ended
In thousands	January 25, 2026	January 26, 2025
Perishable	$2,238,330	$2,151,822
Shelf-stable	788,987	836,991
Total Net Sales	$3,027,317	$2,988,813

Perishable includes fresh meats, frozen items, refrigerated meal solutions, bacon, sausages, hams, guacamole, and other items that require refrigeration. Shelf-stable includes canned luncheon meats, nut butters, snack nuts, chili, shelf-stable microwaveable meals, hash, stews, tortillas, salsas, tortilla chips, and other items that do not require refrigeration.

NOTE P - RESTRUCTURING

The Company is undertaking a corporate restructuring plan designed to reduce administrative expenses, improve efficiencies, and align its workforce to the Company’s future needs, while enabling continued investment in the Company’s growth. The restructuring includes a voluntary early retirement program for certain groups of employees, the closing of certain open roles, involuntary role reductions, and making select changes to benefit programs. The Company expects to incur restructuring charges of approximately $22.0 million for one-time pension benefits, cash severance payments, other employee benefit costs, and professional fees. The charges were primarily recognized in the fourth quarter of fiscal 2025 and the first quarter of fiscal 2026. Of the estimated charges, the Company expects that approximately $9.0 million will be cash expenditures during fiscal 2026.

The Company recognized $8.5 million of costs associated with restructuring activities during the first quarter of fiscal 2026. There were no restructuring costs recognized during the first quarter of fiscal 2025. All costs are unallocated corporate expenses which are not included in any of the reportable segments' measure of segment profit. A summary of these costs by type is as follows:

In thousands	Location on Consolidated Statements of Operations	Quarter Ended January 25, 2026	Total Plan Costs
Cash Severance	Selling, General, and Administrative	$6,721	$6,721
Employee Benefits	Selling, General, and Administrative	1,342	1,342
Professional Fees	Selling, General, and Administrative	413	1,007
Pension Benefits	Other Income (Expense), Net	—	12,696
Total Restructuring Costs		$8,476	$21,767

The liability for cash severance and employee benefits was recorded in Employee-related Expenses and the liability for professional fees was recorded in Accounts Payable. The reconciliation of the beginning and ending liability balances showing activity during the year is as follows:

In thousands	Cash Severance	Employee Benefits	Professional Fees	Total
Liability Balances at October 26, 2025	$—	$—	$594	$594
Costs Incurred and Charged to Expense	6,721	1,342	413	8,476
Costs Paid or Otherwise Settled	(6,282)	(1,034)	(794)	(8,110)
Liability Balances at January 25, 2026	$440	$308	$213	$961

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

The Company is a global manufacturer and marketer of branded food products and remains focused on driving long-term growth through a balanced business model, a diverse portfolio, and a commitment to creating value for all stakeholders. The Company’s three reportable segments, Retail, Foodservice, and International, are described in Note O - Segment Reporting in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The Company discloses certain measures not defined by United States (U.S.) Generally Accepted Accounting Principles (GAAP), including organic volume, organic net sales, adjusted selling, general and administrative (SG&A), adjusted SG&A as a percent of net sales, adjusted earnings before income taxes, and adjusted diluted earnings per share. The Company utilizes these non-GAAP measures to understand and evaluate operating performance on a consistent basis. For additional information and reconciliations to the most closely comparable measures calculated in accordance with GAAP, see the "Non-GAAP Measures" section of this Item.

Diluted earnings per share was $0.33 for the first quarter of fiscal 2026, up 6 percent compared to the same period last year. Adjusted diluted earnings per share for the first quarter of fiscal 2026 was $0.34, down 3 percent compared to the same period last year. Significant factors impacting the quarter are listed below. All comparisons are to the same period of the prior year unless otherwise noted.

•Net sales for the first quarter of fiscal 2026 increased 1 percent. Organic net sales increased 2 percent with growth from the Foodservice and International segments and lower organic net sales from the Retail segment.
•Total segment profit for the first quarter of fiscal 2026 decreased 1 percent. Segment profit increased in both Foodservice and International and was more than offset by the decline in the Retail segment.
◦Retail segment profit declined in the first quarter of fiscal 2026, due to lower sales, higher raw material input costs, and higher logistics expenses.
◦Foodservice segment profit increased in the first quarter of fiscal 2026, driven primarily by the benefit from pricing actions.
◦International segment profit increased in the first quarter of fiscal 2026, as lower export margins were offset by lower SG&A and growth in China.
•Earnings before income taxes for the first quarter of fiscal 2026 increased 7 percent, as the benefits from higher net sales and the $23.5 million gain on the sale of our controlling equity interest in Justin's, LLC were partially offset by higher cost of products sold. Adjusted earnings before income taxes decreased 2 percent.
•The pre-tax impact of non-recurring expenses related to the Company’s Transform and Modernize (T&M) initiative, corporate restructuring plan, and a consulting agreement with a former executive (Consulting Agreement) in the first quarter of fiscal 2026 were $27.2 million, which was primarily recorded in SG&A.
•Cash flow from operations was $349 million for the first quarter of fiscal 2026, a 13 percent increase largely due to a reduction in inventory.

During the first quarter of fiscal 2026, the Company observed increased logistics costs amid a tightening of available freight capacity, largely driven by winter weather disruptions and industry dynamics. Such cost pressures contributed to higher expenses in the first quarter of fiscal 2026. If logistics costs continue to rise or remain elevated, such conditions could increase the Company’s expenses and have an adverse impact on the Company’s results of operations. The Company will continue to monitor these conditions and evaluate any potential impact on future periods.

Changes in global trade policies, including tariffs and retaliatory tariffs, had a minor impact on the Company's results of operations during the first quarter of fiscal 2026. The Company continues to monitor and evaluate the impact of proposed and enacted tariffs, including proposed and enacted retaliatory tariffs, and other trade restrictions, as well as its ability to mitigate their impacts.

Consolidated Results

Volume, Net Sales, Earnings, and Diluted Earnings Per Share

	Quarter Ended
In thousands, except per share amounts	January 25, 2026	January 26, 2025	% Change
Volume (lbs.)	1,013,764	1,055,308	(3.9)
Organic Volume (lbs.)	1,013,764	1,053,805	(3.8)
Net Sales	$3,027,317	$2,988,813	1.3
Organic Net Sales	3,027,317	2,980,277	1.6
Net Earnings Attributable to Hormel Foods Corporation	181,801	170,575	6.6
Diluted Earnings Per Share	0.33	0.31	6.5
Adjusted Diluted Earnings Per Share	0.34	0.35	(2.9)

Volume and Net Sales
Net Sales increased for the first quarter of fiscal 2026 while volume decreased compared to the prior year.

For the first quarter of fiscal 2026, organic net sales growth across the enterprise were led by the Foodservice and International segments offset by declines in the Retail segment. Strong performance in our multinational businesses and our Foodservice customized solutions business, partially offset by the strategic exit from select non-core private label snack nut items, were the key drivers of net sales growth.

For the first quarter of fiscal 2026, organic volume increased marginally in the International segment, was comparable to the prior year in the Foodservice segment, and declined in the Retail segment, primarily driven by the strategic exit from select non-core private label snack nut items.

In fiscal 2026, the Company expects net sales growth, which assumes growth across a broad range of categories, increased brand support, and market-based pricing actions. Risks to this outlook include slowing consumer demand and commodity price fluctuations.

Cost of Products Sold

	Quarter Ended
In thousands	January 25, 2026	January 26, 2025	% Change
Cost of Products Sold	$2,557,742	$2,513,581	1.8

Cost of products sold for the first quarter of fiscal 2026 increased, primarily due to higher logistics expenses and higher commodity input costs, mainly for beef, pork trim, and nuts.

On a per pound basis, cost of products sold for the first quarter of fiscal 2026 increased compared to the prior year.

Gross Profit

	Quarter Ended
In thousands	January 25, 2026	January 26, 2025	% Change
Gross Profit	$469,575	$475,232	(1.2)
Percent of Net Sales	15.5%	15.9%

For the first quarter of fiscal 2026, gross profit as a percent of net sales declined as gross profit improvement from the Foodservice segment was more than offset by declines in Retail and International. All segments benefited from market-based pricing actions and savings generated through the Company’s T&M initiative, which were offset by inflationary pressures.

Selling, General, and Administrative (SG&A)

	Quarter Ended
In thousands	January 25, 2026	January 26, 2025	% Change
SG&A	$241,698	$263,013	(8.1)
Percent of Net Sales	8.0%	8.8%
Adjusted SG&A	$238,412	$237,481	0.4
Adjusted Percent of Net Sales	7.9%	7.9%

For the first quarter of fiscal 2026, SG&A and SG&A as a percent of net sales decreased. The gain on the sale of the controlling equity interest in Justin’s, LLC and the lapping of a loss on the sale of a non-core sow operation in fiscal 2025 were partially offset by expenses associated with the corporate restructuring plan and Consulting Agreement. Adjusted SG&A was comparable to the prior year, as a reduction in marketing and advertising was offset by higher employee-related and legal expenses.

Advertising investments in the first quarter of fiscal 2026 were $41 million, a decrease of 6 percent compared to the prior year. In fiscal 2026, the Company intends to continue investing in its priority brands and for the full-year advertising expense to increase compared to the prior year.

Equity in Earnings of Affiliates

	Quarter Ended
In thousands	January 25, 2026	January 26, 2025	% Change
Equity in Earnings of Affiliates	$15,820	$16,111	(1.8)

Equity in earnings of affiliates for the first quarter of fiscal 2026 decreased due to the results of MegaMex Foods, LLC, which were partially offset by favorable results from international investments.

Interest Income, Interest Expense, and Other Income (Expense), Net

	Quarter Ended
In thousands	January 25, 2026	January 26, 2025	% Change
Interest Income	$6,528	$7,543	(13.5)
Interest Expense	19,728	19,462	1.4
Other Income (Expense), Net	3,815	1,661	129.6

Interest income declined in the first quarter of fiscal 2026, primarily due to lower interest rates. Interest expense marginally increased in the first quarter. Other income increased in the first quarter of fiscal 2026, primarily attributable to lower pension costs.

Effective Tax Rate

	Quarter Ended
	January 25, 2026	January 26, 2025
Effective Tax Rate	22.4%	21.8%

The effective tax rate in the first quarter of fiscal 2026 was 22.4% compared to 21.8% for the prior year, primarily due to an increase in stock option expirations in the first quarter of fiscal 2026. For additional information, refer to Note M - Income Taxes of the Notes to the Consolidated Financial Statements.

The effective tax rate for fiscal 2026 is expected to be between 21.5 and 22.5 percent.

Segment Results

Net sales and segment profit for each of the Company’s reportable segments are set forth below. The Company does not allocate deferred compensation, non-recurring expenses associated with the T&M initiative, corporate restructuring plan costs, gains or losses on the sale of businesses, and interest and other income and expense to its segments when measuring performance. The Company also retains various other income and expenses at the corporate level. Equity in earnings of affiliates is included in segment profit; however, earnings attributable to the Company’s corporate venturing investments and noncontrolling interests are excluded. These items are included below as Net Unallocated Expense and Noncontrolling Interest when reconciling to Earnings Before Income Taxes.

The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets. Therefore, the Company does not represent that these segments, if operated independently, would report the profit and other financial information shown below.

	Quarter Ended
In thousands	January 25, 2026	January 26, 2025	% Change
Net Sales
Retail	$1,847,806	$1,890,133	(2.2)
Foodservice	998,227	930,185	7.3
International	181,284	168,495	7.6
Total Net Sales	$3,027,317	$2,988,813	1.3

Segment Profit
Retail	$96,190	$119,147	(19.3)
Foodservice	156,541	138,826	12.8
International	22,910	20,845	9.9
Total Segment Profit	275,641	278,818	(1.1)
Net Unallocated Expense	41,298	60,700	(32.0)
Noncontrolling Interest	(32)	(45)	30.1
Earnings Before Income Taxes	$234,312	$218,073	7.4

Retail

	Quarter Ended
In thousands	January 25, 2026	January 26, 2025	% Change
Volume (lbs.)	693,884	736,886	(5.8)
Organic Volume (lbs.)	693,884	735,472	(5.7)
Net Sales	$1,847,806	$1,890,133	(2.2)
Organic Net Sales	1,847,806	1,882,212	(1.8)
Segment Profit	96,190	119,147	(19.3)

Organic volume and organic net sales declined in the first quarter of fiscal 2026 compared to the prior year. Organic volume and organic net sales performance was significantly impacted by the strategic exit from select non-core private label snack nut items and declines in branded and private label packaged deli items. Key priority brands delivered year-over-year net sales growth, including Jennie-O® ground turkey and Planters® snack nuts.

Retail segment profit declined in the first quarter of fiscal 2026, due to lower sales, higher raw material input costs, and higher logistics expenses.

Foodservice

	Quarter Ended
In thousands	January 25, 2026	January 26, 2025	% Change
Volume (lbs.)	244,419	243,853	0.2
Organic Volume (lbs.)	244,419	243,777	0.3
Net Sales	$998,227	$930,185	7.3
Organic Net Sales	998,227	929,679	7.4
Segment Profit	156,541	138,826	12.8

Organic net sales growth was broad-based in the Foodservice segment in the first quarter of fiscal 2026, primarily driven by strong performance across the customized solutions business, premium prepared proteins, and branded pepperoni, while organic volume was flat. Notable products such as Austin Blues® smoked meats, Hormel® Fire Braised® meats, and Hormel® Natural Choice® meats delivered strong volume and net sales growth.

Segment profit increased for the first quarter of fiscal 2026, primarily driven by the benefit of pricing actions, which remain aligned with market dynamics.

The Foodservice segment continued to benefit from an extensive range of solutions-based products, its direct-selling organization, and a diverse channel presence during the first quarter of fiscal 2026.

International

	Quarter Ended
In thousands	January 25, 2026	January 26, 2025	% Change
Volume (lbs.)	75,461	74,569	1.2
Organic Volume (lbs.)	75,461	74,556	1.2
Net Sales	$181,284	$168,495	7.6
Organic Net Sales	181,284	168,386	7.7
Segment Profit	22,910	20,845	9.9

For the International segment, organic volume and organic net sales grew in the first quarter of fiscal 2026. Organic net sales growth was driven by strong performance in our multinational businesses and branded exports, led by SPAM® luncheon meat.

International segment profit increased in the first quarter of fiscal 2026 largely due to lower SG&A and growth in China, which were partially offset by lower export margins.

Unallocated Income and Expense

	Quarter Ended
In thousands	January 25, 2026	January 26, 2025
Net Unallocated Expense	$41,298	$60,700
Noncontrolling Interest	(32)	(45)

For the first quarter of fiscal 2026, net unallocated expense decreased due to the gain on the sale of the controlling equity interest in Justin’s, LLC, and lapping a loss on the sale of a non-core sow operation in fiscal 2025. These factors were partially offset by expenses associated with the corporate restructuring plan and Consulting Agreement.

Related Party Transactions

There has been no material change in the information regarding Related Party Transactions as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 26, 2025.

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

Gain or Loss on Sale of Business
In the first quarter of fiscal 2026, the Company sold 51% of its equity interest in Justin's, LLC, resulting in a gain on the sale. In the first quarter of fiscal 2025, the Company sold Mountain Prairie, LLC, a non-core sow operation, resulting in a loss on the sale. The Company believes the one-time impacts from these sales are not reflective of the Company’s ongoing operating cost structure, are not indicative of the Company’s core operating performance, and are not meaningful when comparing the Company’s operating performance against that of prior periods. Thus, the Company has adjusted for (i.e., excluded) these impacts.

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

Litigation Settlements
In fiscal 2025, the Company entered into a settlement agreement with a plaintiff in a pending antitrust litigation. See Note K - Commitments and Contingencies of the Notes to the Consolidated Financial Statements for additional information.

Corporate Restructuring Plan
In the fourth quarter of fiscal 2025, the Company commenced a corporate restructuring plan, the focus of which is to reduce administrative expenses, improve efficiencies, and align the workforce to the Company’s future needs, while enabling continued investment in the Company’s growth. The costs incurred to execute the corporate restructuring plan and the charges incurred under the program are primarily related to severance and employee benefit costs. Because the Company believes the charges incurred under the corporate restructuring plan do not reflect future operating costs and are not meaningful when comparing the Company's operating performance against that of prior periods, the Company adjusts for (i.e., excludes) these impacts. See Note P - Restructuring of the Notes to the Consolidated Financial Statements for additional information.

Consulting Agreement
On October 27, 2025, the Company entered into an agreement with its former Chief Executive Officer (CEO), pursuant to which the former CEO is expected to provide consulting services to the Company until April 2027. Consulting costs related to the agreement include cash and share-based compensation, which were primarily recognized in the first quarter of fiscal 2026. The Company believes non-recurring costs associated with the Consulting Agreement are not reflective of the Company’s ongoing operating cost structure, are not indicative of the Company’s core operating performance, and are not meaningful when comparing the Company’s operating performance against that of prior periods; therefore, the Company is excluding these discrete costs.

The tables below show the calculations to reconcile from the GAAP measures to the non-GAAP measures presented in this Quarterly Report on Form 10-Q. The tax provision expense or benefit of each of the pre-tax items excluded from the Company's GAAP results was computed based on the facts and tax implications associated with each item.

	Quarter Ended
In thousands, except per share amounts	January 25, 2026	January 26, 2025
Cost of Products Sold (GAAP)	$2,557,742	$2,513,581
Transform and Modernize Initiative(1)	(382)	(186)
Adjusted Cost of Products Sold (Non-GAAP)	$2,557,360	$2,513,395

SG&A (GAAP)	$241,698	$263,013
Transform and Modernize Initiative(2)	(10,543)	(13,968)
Gain (Loss) on Sale of Business	23,508	(11,324)
Corporate Restructuring Plan	(8,476)	—
Consulting Agreement	(7,775)	—
Litigation Settlements	—	(240)
Adjusted SG&A (Non-GAAP)	$238,412	$237,481

Operating Income (GAAP)	$243,697	$228,330
Transform and Modernize Initiative(1)(2)	10,925	14,155
(Gain) Loss on Sale of Business	(23,508)	11,324
Corporate Restructuring Plan	8,476	—
Consulting Agreement	7,775	—
Litigation Settlements	—	240
Adjusted Operating Income (Non-GAAP)	$247,364	$254,049

Earnings Before Income Taxes (GAAP)	$234,312	$218,073
Transform and Modernize Initiative(1)(2)	10,925	14,155
(Gain) Loss on Sale of Business	(23,508)	11,324
Corporate Restructuring Plan	8,476	—
Consulting Agreement	7,775	—
Litigation Settlements	—	240
Adjusted Earnings Before Income Taxes (Non-GAAP)	$237,979	$243,791

Provision for Income Taxes (GAAP)	$52,542	$47,543
Transform and Modernize Initiative(1)(2)	2,677	3,086
(Gain) Loss on Sale of Business	(5,760)	2,469
Corporate Restructuring Plan	2,077	—
Consulting Agreement	—	—
Litigation Settlements	—	52
Adjusted Provision for Income Taxes (Non-GAAP)	$51,536	$53,149

	Quarter Ended
In thousands, except per share amounts	January 25, 2026	January 26, 2025

Net Earnings Attributable to Hormel Foods Corporation (GAAP)	$181,801	$170,575
Transform and Modernize Initiative(1)(2)	8,248	11,069
(Gain) Loss on Sale of Business	(17,749)	8,855
Corporate Restructuring Plan	6,400	—
Consulting Agreement	7,775	—
Litigation Settlements	—	188
Adjusted Net Earnings Attributable to Hormel Foods Corporation (Non-GAAP)	$186,475	$190,687

Diluted Earnings Per Share (GAAP)	$0.33	$0.31
Transform and Modernize Initiative(1)(2)	0.01	0.02
(Gain) Loss on Sale of Business	(0.03)	0.02
Corporate Restructuring Plan	0.01	—
Consulting Agreement	0.01	—
Litigation Settlements	—	—
Adjusted Diluted Earnings Per Share (Non-GAAP)	$0.34	$0.35

	Quarter Ended
	January 25, 2026	January 26, 2025
SG&A as a Percent of Net Sales (GAAP)	8.0%	8.8%
Transform and Modernize Initiative(2)	(0.3)	(0.5)
Gain (Loss) on Sale of Business	0.8	(0.4)
Corporate Restructuring Plan	(0.3)	—
Consulting Agreement	(0.3)	—
Litigation Settlements	—	—
Adjusted SG&A as a Percent of Net Sales (Non-GAAP)	7.9%	7.9%

(1)    Comprised primarily of asset write-offs and severance related to supply chain and portfolio optimization.
(2)    Comprised primarily of project-based external consulting fees.

ORGANIC VOLUME AND ORGANIC NET SALES (NON-GAAP)

The non-GAAP measures of organic volume and organic net sales are presented to provide investors with additional information to facilitate the comparison of past and present operations. Organic volume and organic net sales exclude the impact of the sale of the Company's controlling equity interest in Justin's, LLC in the first quarter of fiscal 2026.

	Quarter Ended
	January 25, 2026	January 26, 2025
In thousands	GAAP	GAAP	Divestiture	Non-GAAP Organic	Non-GAAP % Change
Volume (lbs.)
Retail	693,884	736,886	(1,413)	735,472	(5.7)
Foodservice	244,419	243,853	(77)	243,777	0.3
International	75,461	74,569	(13)	74,556	1.2
Total Volume (lbs.)	1,013,764	1,055,308	(1,503)	1,053,805	(3.8)

Net Sales
Retail	$1,847,806	$1,890,133	$(7,921)	$1,882,212	(1.8)
Foodservice	998,227	930,185	(506)	929,679	7.4
International	181,284	168,495	(109)	168,386	7.7
Total Net Sales	$3,027,317	$2,988,813	$(8,536)	$2,980,277	1.6

LIQUIDITY AND CAPITAL RESOURCES

When assessing its liquidity and capital resources, the Company evaluates cash and cash equivalents, short-term and long-term investments, income from operations, and borrowing capacity.

Cash Flow Highlights

	Quarter Ended
In thousands	January 25, 2026	January 26, 2025
Cash and Cash Equivalents at End of Period	$867,906	$840,398
Cash Provided by (Used in) Operating Activities	349,214	309,206
Cash Provided by (Used in) Investing Activities	7,948	(60,333)
Cash Provided by (Used in) Financing Activities	(162,433)	(143,063)
Increase (Decrease) in Cash and Cash Equivalents	197,228	98,516

Cash and cash equivalents increased $197 million and $99 million during the first three months of fiscal 2026 and fiscal 2025, respectively. Cash provided by operating activities was sufficient to cover dividend payments and capital expenditures in both years. Additional details related to significant drivers of cash flows are provided below.

Cash Provided by (Used in) Operating Activities
•Cash flows from operating activities were impacted by changes in operating assets and liabilities.
–Inventory decreased $91 million during the first three months of fiscal 2026 compared to a decrease of $56 million in the comparable period of the prior year. The decrease in inventory during fiscal 2026 was driven by holiday sales and lower raw material markets compared to the end of fiscal 2025. The decrease in inventory during fiscal 2025 was primarily driven by holiday sales and constrained turkey inventories.
–Accounts receivable decreased $91 million and $57 million during the first three months of fiscal 2026 and fiscal 2025, respectively, primarily due to lower sales compared to the fourth quarter of each respective prior year.
–Net income taxes payable benefited from the receipt of a $38 million federal income tax refund in fiscal 2026.
–Accounts payable and accrued expenses decreased $97 million and $56 million during the first three months of fiscal 2026 and fiscal 2025, respectively. These decreases were driven by annual incentive payments and livestock and feed deferral payments, which were partially offset by higher marketing accruals. The decrease in fiscal 2026 was also due to the general timing of invoice payments.

Cash Provided by (Used in) Investing Activities
•Capital expenditures were $69 million and $72 million during the first three months of fiscal 2026 and fiscal 2025, respectively. The largest projects during fiscal 2026 were related to capacity expansion at the ambient meat snack facility in Jiaxing, China, and investments in data and technology. Significant projects during fiscal 2025 included the transition from harvest to value-added capacity for Hormel® Fire Braised® products and Applegate® products at the Company's facility in Barron, Wisconsin, and equipment upgrades for chili production in Beloit, Wisconsin.
•Proceeds from the sale of business were $79 million during the first three months of fiscal 2026, from the sale of the Company’s controlling equity interest in Justin's, LLC, and were $14 million in the first three months of fiscal 2025, primarily from the sale of the Company's equity interest in Mountain Prairie, LLC.

Cash Provided by (Used in) Financing Activities
•Cash dividends paid to the Company’s shareholders totaled $160 million during the first three months of fiscal 2026, compared to $155 million in the comparable period of fiscal 2025.

Sources and Uses of Cash
The Company believes its business model, with diversification across raw material inputs, channels, and categories, provides stability in ever-changing economic environments. The Company maintains a disciplined capital allocation strategy and uses a waterfall approach, which focuses first on core uses of cash, such as capital expenditures to maintain facilities, dividend returns to investors, mandatory debt repayments, and fulfillment of pension obligations. Next, the Company looks to strategic items in support of growth initiatives, such as other capital projects, acquisitions, additional dividend increases, and working capital investments. Finally, the Company evaluates opportunistic uses, including incremental debt repayment and share repurchases.

The Company believes its anticipated income from operations, cash on hand, borrowing capacity under the current unsecured revolving credit facility, and access to capital markets will be adequate to meet all short-term and long-term commitments. The Company expects to continue optimizing its portfolio through acquisitions and divestitures that align with its strategic priorities. The Company maintains multiple liquidity sources, including its ability to issue debt, which supports strategic investments and acquisitions.

Dividend Payments
The Company remains committed to providing returns to investors through cash dividends on its common stock. The Company has paid 390 consecutive quarterly dividends since becoming a public company in 1928. On November 24, 2025, the Board of Directors authorized a quarterly dividend for the first quarter of fiscal 2026, of $0.2925 per share, a 1% increase from the prior year.

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

Debt
As of January 25, 2026, the Company’s outstanding debt included an aggregate of $2.9 billion of fixed rate unsecured senior notes due in fiscal 2027, 2028, 2030, and 2051 with interest payable semi-annually. During the first three months of fiscal 2026, the Company made $25 million of interest payments and the Company expects to make an additional $49 million of interest payments in fiscal 2026 on these notes. See Note L - Long-term Debt and Other Borrowing Arrangements of the Notes to the Consolidated Financial Statements for additional information.

Borrowing Capacity
As a source of short-term financing, the Company maintains a $750 million unsecured revolving credit facility. The maximum commitment under this credit facility may be further increased by $375 million upon the satisfaction of certain conditions. Extensions of credit under the facility may be applied by the Company to refinance existing indebtedness and for working capital and other general corporate purposes, including acquisition funding, and may be made in the form of revolving loans, swing line loans, and letters of credit. The lending commitments under the facility are scheduled to expire on March 25, 2030, at which time the Company will be required to pay in full all obligations then outstanding. As of January 25, 2026, the Company had no outstanding borrowings under this facility.

Debt Covenants
The Company’s debt agreements contain customary terms and conditions including representations, warranties, and covenants. These debt covenants limit the ability of the Company to, among other things, incur debt for borrowed money secured by certain liens, or engage in certain sale and leaseback transactions, and the covenants require the Company to maintain certain consolidated financial ratios. As of January 25, 2026, the Company was in compliance with all covenants in its debt agreements and expects to maintain compliance in the future.

Cash Held by International Subsidiaries
As of January 25, 2026, the Company’s international subsidiaries held $214 million of cash and cash equivalents. During the first quarter of fiscal 2026, the Company repatriated $21 million in cash from international subsidiaries with a one-time distribution. The Company maintains all undistributed earnings as permanently reinvested. The Company evaluates the balance and uses of cash held internationally based on the needs of the business.

Share Repurchases
The Company is authorized to repurchase 3,677,494 shares of common stock as part of an existing plan approved by the Company’s Board of Directors. Under the share repurchase authorization, the Company may repurchase shares periodically, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The share repurchase authorization has no expiration date. The Company did not repurchase any shares of stock during the first three months of fiscal 2026. The Company continues to evaluate share repurchases as part of its capital allocation strategy.

Commitments
There have been no material changes to the information regarding the Company’s future contractual financial obligations previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 26, 2025.

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

Critical accounting estimates are defined as those reflective of significant judgments, estimates, and uncertainties, which may result in materially different results under different assumptions and conditions. There have been no material changes in the Company’s Critical Accounting Estimates as disclosed in its Annual Report on Form 10-K for the fiscal year ended October 26, 2025.

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

All such forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended. Although the Company believes there is a reasonable basis for the forward-looking statements, its actual results could be materially different. The most important factors that could cause the Company's actual results to differ from its forward-looking statements include, but are not limited to, risks related to the deterioration of economic conditions; risks related to acquisitions, joint ventures, equity investments, and divestitures; risks and uncertainties associated with intangible assets, including any future goodwill or intangible assets impairment charges; the risk of disruption of operations; the risk that the Company may fail to realize anticipated cost savings or operating profit improvements associated with strategic initiatives, including the Transform and Modernize initiative and the Company's recent corporate restructuring plan; risk of unfavorable changes in the Company's relationships with third parties; risk of the Company's inability to protect information technology (IT) systems against, or effectively respond to, cyberattacks, security breaches or other IT interruptions; labor relations and labor availability risks; food safety risks; fluctuations in commodity prices and availability of raw materials and other inputs; fluctuations in market demand for the Company's products; risks related to the Company's ability to respond to changing consumer preferences; damage to the Company's reputation or brand image; risks of litigation; risks associated with government regulation; risks related to trade policies, export and import controls, and tariffs; and the other risks and uncertainties described in Item 1A – Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended October 26, 2025. Though the Company has attempted to list comprehensively these important cautionary risk factors, the Company cautions that other factors may in the future prove to be important in affecting the Company’s business or results of operations. Forward-looking statements speak only as of the date they are made, and the Company does not undertake any obligation to update any forward-looking statement except as otherwise required by law.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various forms of market risk as a part of its ongoing business practices including commodity price risk, interest rate risk, foreign currency exchange rate risk, investment risk, and concentration of credit risk, among others. The Company may use derivative financial and commodity instruments to manage these risks and does not enter into these instruments for trading or speculative purposes. There have been no material changes in the Company's market risk as disclosed in its Annual Report on Form 10-K for the fiscal year ended October 26, 2025 except as noted below.

Commodity Price Risk: The Company is subject to commodity price risk through grain, lean hog, natural gas, and diesel fuel markets. To reduce these exposures and offset the fluctuations caused by changes in market conditions, the Company employs hedging programs. These hedging programs utilize futures, swaps, and options contracts and are accounted for as cash flow hedges. The fair value of the Company’s cash flow commodity contracts as of January 25, 2026, was $14.9 million. The

Company measures its market risk exposure on its cash flow commodity contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices. A 10 percent decrease in the market price would have negatively impacted the fair value of the Company’s cash flow commodity contracts as of January 25, 2026, by $32.4 million, which in turn would have lowered the Company’s future cost on purchased commodities by a similar amount.

Interest Rate Risk: The Company is subject to interest rate risk primarily from changes in fair value of long-term fixed rate debt. The Company’s long-term debt had a fair value of $2.5 billion as of January 25, 2026. The Company measures its market risk exposure of long-term fixed rate debt using a sensitivity analysis, which considers a hypothetical 10 percent change in interest rates. As of January 25, 2026, a 10 percent decrease in interest rates would have positively impacted the fair value of the Company’s long-term debt by $60.9 million. A 10 percent increase would have negatively impacted the long-term debt by $56.5 million.

Foreign Currency Exchange Rate Risk: The fair values of certain Company assets and liabilities are subject to fluctuations in foreign currency exchange rates. The Company’s net asset position in foreign currencies was $0.8 billion as of January 25, 2026, with most of the exposure existing in Chinese yuan, Indonesian rupiah, and Philippine peso. The Company does not use market risk sensitive instruments to manage this risk.

Investment Risk: The Company has corporate-owned life insurance policies classified as trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans. The rabbi trust is invested primarily in fixed income funds. The Company is subject to market risk due to fluctuations in the value of the remaining investments. As of January 25, 2026, the balance of these securities totaled $222.4 million. A hypothetical 10 percent decline in the value of the investments not held in fixed income funds would have negatively impacted the Company’s pre-tax earnings by approximately $10.8 million, while a 10 percent increase in value would have a positive impact of the same amount.

Concentration of Credit Risk: The Company is exposed to credit risk from its customers. The Company regularly assesses the credit worthiness of its customers. As of January 25, 2026, one customer accounted for more than 10 percent of net accounts receivable.

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

(b)    Internal Control over Financial Reporting.
The Company is in the midst of a multi-year transformation project to achieve better analytics, customer service, and process efficiencies through the use of Oracle Cloud Solutions. During fiscal 2024, the Company began implementing the order-to-cash phase at certain business locations. Implementation is expected to be completed in fiscal 2026. Emphasis has been on the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities throughout each development and deployment phase.

With the exception of the order-to-cash implementation described above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the first quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information regarding legal proceedings is available in Note K - Commitments and Contingencies of the Notes to the Consolidated Financial Statements.

Item 1A. RISK FACTORS

The Company’s business, operations, and financial condition are subject to various risks and uncertainties. There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended October 26, 2025.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuer purchases of equity securities in the quarter ended January 25, 2026. On January 29, 2013, the Company’s Board of Directors authorized the repurchase of 10,000,000 shares of its common stock with no expiration date. On January 26, 2016, the Board of Directors approved a two-for-one split of the Company’s common stock to be effective January 27, 2016. As part of the stock split resolution, the number of shares remaining to be repurchased was adjusted proportionately. As of January 25, 2026, the maximum number of shares that may yet be purchased under the repurchase plans or programs is 3,677,494.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

During the fiscal quarter ended January 25, 2026, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as the terms are defined in Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

31.1	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2026, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Financial Position, (iv) Consolidated Statements of Changes in Shareholders’ Investment, (v) Consolidated Condensed Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2026, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORMEL FOODS CORPORATION
(Registrant)

Date: February 26, 2026	By:	/s/ PAUL R. KUEHNEMAN
PAUL R. KUEHNEMAN
Interim Chief Financial Officer and Controller
(Duly Authorized Officer and Principal Financial and Accounting Officer)