Form 10-Q
period 2026-04-26
HORMEL FOODS CORP /DE/
filed 2026-05-28
CIK 48465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 26, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 24, 2026
Common Stock	$0.01465	par value	550,314,959
Common Stock Nonvoting	$0.01	par value	0

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Quarter Ended		Six Months Ended
In thousands, except per share amounts	April 26, 2026	April 27, 2025	April 26, 2026	April 27, 2025
Net Sales	$2,972,600	$2,898,810	$5,999,917	$5,887,623
Cost of Products Sold	2,454,093	2,414,377	5,011,835	4,927,957
Gross Profit	518,507	484,433	988,082	959,666
Selling, General, and Administrative	318,624	251,432	560,322	514,445
Equity in Earnings of Affiliates	17,229	15,350	33,049	31,461
Operating Income	217,112	248,352	460,809	476,682
Interest Income	6,479	6,176	13,007	13,719
Interest Expense	19,822	19,516	39,550	38,977
Other Income (Expense), Net	2,294	(4,523)	6,109	(2,862)
Earnings Before Income Taxes	206,063	230,489	440,375	448,561
Provision for Income Taxes	48,685	50,747	101,227	98,289
Net Earnings	157,378	179,742	339,147	350,272
Less: Net Earnings (Loss) Attributable to Noncontrolling Interest	(96)	(275)	(127)	(320)
Net Earnings Attributable to Hormel Foods Corporation	$157,474	$180,017	$339,274	$350,592

Net Earnings Per Share:
Basic	$0.29	$0.33	$0.62	$0.64
Diluted	$0.29	$0.33	$0.62	$0.64

Weighted-average Shares Outstanding:
Basic	550,562	550,277	550,520	549,868
Diluted	550,915	550,611	550,810	550,233

See accompanying Notes to the Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

	Quarter Ended		Six Months Ended
In thousands	April 26, 2026	April 27, 2025	April 26, 2026	April 27, 2025
Net Earnings	$157,378	$179,742	$339,147	$350,272
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	1,735	(28,120)	4,227	(55,199)
Pension and Other Benefits	1,556	2,542	3,044	4,908
Derivatives and Hedging	3,542	(3,883)	10,490	11,979
Equity Method Investments	(1,856)	1,902	(2,066)	2,376
Total Other Comprehensive Income (Loss)	4,977	(27,559)	15,694	(35,936)
Comprehensive Income	162,355	152,183	354,842	314,336
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	(151)	(497)	(88)	(987)
Comprehensive Income Attributable to Hormel Foods Corporation	$162,506	$152,680	$354,929	$315,323

See accompanying Notes to the Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Unaudited

In thousands, except share and per share amounts	April 26, 2026	October 26, 2025
Assets
Cash and Cash Equivalents	$826,750	$670,679
Short-term Marketable Securities	33,107	32,909
Accounts and Other Receivables, Net	760,073	813,989
Inventories	1,750,914	1,747,279
Taxes Receivable	58,760	96,791
Prepaid Expenses and Other Current Assets	64,006	44,010
Total Current Assets	3,493,610	3,405,656
Goodwill	4,871,935	4,924,087
Intangible Assets	1,585,631	1,647,297
Pension Assets	206,699	211,826
Investments in Affiliates	568,549	533,984
Other Assets	451,769	431,500
Property, Plant, and Equipment, Net	2,166,093	2,238,770
Total Assets	$13,344,286	$13,393,119
Liabilities and Shareholders’ Investment
Accounts Payable	$669,380	$731,578
Accrued Expenses	78,726	55,772
Accrued Marketing Expenses	122,512	113,947
Employee-related Expenses	241,533	273,402
Interest and Dividends Payable	182,246	180,700
Taxes Payable	3,059	18,752
Current Maturities of Long-term Debt	505,335	6,646
Total Current Liabilities	1,802,791	1,380,796
Long-term Debt Less Current Maturities	2,351,004	2,850,778
Pension and Postretirement Benefits	353,569	358,984
Deferred Income Taxes	657,431	661,349
Other Long-term Liabilities	215,615	225,397
Shareholders’ Investment
Preferred Stock, Par Value $0.01 a Share — Authorized 160,000,000 Shares; Issued — None	—	—
Common Stock, Nonvoting, Par Value $0.01 a Share — Authorized 400,000,000 Shares; Issued — None	—	—
Common Stock, Par Value $0.01465 a Share — Authorized 1,600,000,000 Shares; Issued 550,301,827 and 550,107,260 Shares, respectively	8,062	8,059
Additional Paid-in Capital	635,677	620,069
Accumulated Other Comprehensive Loss	(227,991)	(243,646)
Retained Earnings	7,533,573	7,516,690
Hormel Foods Corporation Shareholders’ Investment	7,949,320	7,901,171
Noncontrolling Interest	14,556	14,644
Total Shareholders’ Investment	7,963,876	7,915,815
Total Liabilities and Shareholders’ Investment	$13,344,286	$13,393,119

See accompanying Notes to the Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT
Unaudited

	Quarter Ended April 27, 2025
	Hormel Foods Corporation Shareholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Investment
In thousands, except per share amounts	Shares	Amount	Shares	Amount
Balance at January 26, 2025	549,785	$8,054	—	$—	$602,887	$7,688,663	$(271,263)	$10,101	$8,038,442
Net Earnings (Loss)						180,017		(275)	179,742
Other Comprehensive Income (Loss)							(27,338)	(222)	(27,559)
Stock-based Compensation Expense	54	1			11,079				11,080
Exercise of Stock-based Compensation Awards, Net of Withholding Taxes	48	1			(156)				(156)
Declared Dividends – $0.2900 per Share					379	(159,987)			(159,609)
Balance at April 27, 2025	549,888	$8,056	—	$—	$614,189	$7,708,693	$(298,601)	$9,604	$8,041,941

	Quarter Ended April 26, 2026
	Hormel Foods Corporation Shareholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
In thousands, except per share amounts	Shares	Amount	Shares	Amount
Balance at January 25, 2026	550,212	$8,061	—	$—	$625,982	$7,537,481	$(233,023)	$14,707	$7,953,207
Net Earnings (Loss)						157,474		(96)	157,378
Other Comprehensive Income (Loss)							5,032	(55)	4,977
Stock-based Compensation Expense	65	1			9,525				9,526
Exercise of Stock-based Compensation Awards, Net of Withholding Taxes	25	—			(220)				(220)
Declared Dividends – $0.2925 per Share					390	(161,383)			(160,992)
Balance at April 26, 2026	550,302	$8,062	—	$—	$635,677	$7,533,573	$(227,991)	$14,556	$7,963,876

See accompanying Notes to the Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT
Unaudited

	Six Months Ended April 27, 2025
	Hormel Foods Corporation Shareholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Investment
In thousands, except per share amounts	Shares	Amount	Shares	Amount
Balance at October 27, 2024	548,605	$8,037	—	$—	$571,178	$7,677,537	$(263,331)	$10,590	$8,004,011
Net Earnings (Loss)						350,592		(320)	350,272
Other Comprehensive Income (Loss)							(35,270)	(666)	(35,936)
Stock-based Compensation Expense	54	1			16,534				16,535
Exercise of Stock-based Compensation Awards, Net of Withholding Taxes	1,228	18			25,823				25,841
Declared Dividends – $0.5800 per Share					654	(319,436)			(318,782)
Balance at April 27, 2025	549,888	$8,056	—	$—	$614,189	$7,708,693	$(298,601)	$9,604	$8,041,941

	Six Months Ended April 26, 2026
	Hormel Foods Corporation Shareholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
In thousands, except per share amounts	Shares	Amount	Shares	Amount
Balance at October 26, 2025	550,107	$8,059	—	$—	$620,069	$7,516,690	$(243,646)	$14,644	$7,915,815
Net Earnings (Loss)						339,274		(127)	339,147
Other Comprehensive Income (Loss)							15,655	40	15,694
Stock-based Compensation Expense	65	1			16,444				16,445
Exercise of Stock-based Compensation Awards, Net of Withholding Taxes	129	2			(1,328)				(1,326)
Declared Dividends – $0.5850 per Share					492	(322,391)			(321,899)
Balance at April 26, 2026	550,302	$8,062	—	$—	$635,677	$7,533,573	$(227,991)	$14,556	$7,963,876

See accompanying Notes to the Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended
In thousands	April 26, 2026	April 27, 2025
Operating Activities
Net Earnings	$339,147	$350,272
Adjustments to Reconcile to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	135,921	129,835
Equity in Earnings of Affiliates	(33,049)	(31,461)
Distributions Received from Equity Method Investees	19,301	26,144
Provision for Deferred Income Taxes	(7,696)	(286)
Non-cash Investment Activities	(5,249)	1,265
Stock-based Compensation Expense	16,445	16,535
Operating Lease Cost	21,608	19,107
Loss (Gain) on Sale of Business	36,706	10,800
Other Non-cash, Net	2,733	2,602
Changes in Operating Assets and Liabilities, Net of Divestitures:
Decrease (Increase) in Accounts Receivable	63,996	70,566
Decrease (Increase) in Inventories	(23,110)	(155,901)
Decrease (Increase) in Prepaid Expenses and Other Assets	(1,653)	(4,905)
Increase (Decrease) in Pension and Postretirement Benefits	3,685	20,635
Increase (Decrease) in Accounts Payable and Accrued Expenses	(59,398)	(77,321)
Increase (Decrease) in Net Income Taxes Payable	18,765	(12,239)
Net Cash Provided by (Used in) Operating Activities	528,153	365,646
Investing Activities
Net Sale (Purchase) of Securities	(126)	(4,735)
Proceeds from Sale of Business	100,035	13,139
Purchases of Property, Plant, and Equipment	(151,167)	(147,250)
Proceeds from Sales of Property, Plant, and Equipment	367	82
Proceeds from (Purchases of) Affiliates and Other Investments	(5,316)	(2,699)
Proceeds from Company-owned Life Insurance	5,466	2,795
Net Cash Provided by (Used in) Investing Activities	(50,742)	(138,668)
Financing Activities
Repayments of Long-term Debt and Finance Leases	(3,652)	(4,245)
Dividends Paid on Common Stock	(320,437)	(314,225)
Proceeds from Stock-based Compensation Plans, Net of Withholding Taxes	(1,326)	25,841
Net Cash Provided by (Used in) Financing Activities	(325,416)	(292,629)
Effect of Exchange Rate Changes on Cash	4,076	(6,542)
Increase (Decrease) in Cash and Cash Equivalents	156,072	(72,193)
Cash and Cash Equivalents at Beginning of Year	670,679	741,881
Cash and Cash Equivalents at End of Period	$826,750	$669,688

Supplemental Non-cash Investing and Financing Activities:
Purchases of Property, Plant, and Equipment Included in Accounts Payable	$24,250	$20,383

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
•Consolidated Statements of Operations: Interest and Investment Income has been separated into Interest Income and Other Income (Expense), Net.
•Consolidated Statements of Financial Position: Certain amounts within Prepaid Expenses and Other Current Assets were reclassified to Accounts and Other Receivables, Net.
•Consolidated Condensed Statements of Cash Flows: Due to the reclassification noted above on the Consolidated Statements of Financial Position, there was an associated reclassification between Decrease (Increase) in Accounts Receivable and Decrease (Increase) in Prepaid Expenses and Other Assets.

Accounting Changes and Recent Accounting Pronouncements:

New Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The update is intended to enhance transparency and decision usefulness of annual income tax disclosures. The ASU updates income tax disclosure requirements by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. The Company expects to adopt the ASU in connection with its Annual Report on Form 10-K for the fiscal year ending October 25, 2026. While the standard will require additional disclosures related to the Company's income taxes, the Company does not expect the adoption to have a material effect on the Company’s financial condition or results of operations.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The update is intended to improve the navigability of interim disclosure requirements and provide additional guidance about disclosures to be provided in interim reporting periods, including a requirement to disclose events since the end of the last annual reporting period that have a material impact on the entity. The update is effective for interim reporting periods within the Company’s fiscal year beginning October 30, 2028. Early adoption is permitted and the guidance may be applied prospectively or retrospectively. The Company is currently assessing the impact of adopting the updated provisions and transition approach. The adoption is not expected to have a material effect on the Company’s financial condition or results of operations.

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). The update is intended to improve the accounting for and disclosure of environmental credits and related obligations by establishing consistent guidance for recognition, measurement, presentation, and disclosure. The ASU introduces a comprehensive model and requires enhanced disclosures to improve transparency and comparability. The guidance is effective for interim and annual reporting for the Company's fiscal year ending October 28, 2029, on a retrospective basis with early adoption permitted. The Company is currently assessing the impact of adopting the updated guidance.

Recently issued accounting standards or pronouncements not disclosed have been excluded as they are currently not relevant to the Company.

NOTE B - ACQUISITIONS AND DIVESTITURES

Whole-bird Turkey Transaction: On April 24, 2026, the Company completed the sale of its whole-bird turkey business to Willmar Poultry Innovations, LLC, a subsidiary of Life-Science Innovations, for $61.2 million including cash proceeds of $21.2 million and a secured promissory note with a face value of $40.0 million. Refer to Note F - Notes Receivable for additional information on the secured promissory note. The divestiture resulted in an estimated pre-tax loss of $61.0 million, including transaction costs, which was recognized in Selling, General, and Administrative. The transaction is subject to customary working capital adjustments, which the Company expects to finalize by the end of fiscal 2026.

The sale included the whole-bird production facility in Melrose, Minnesota, a feed mill in Swanville, Minnesota, and associated transportation assets. The Company continues to own and use the Jennie-O® brand name. The buyer has assumed certain supply contracts with dedicated third-party hen growers and is contracted to provide co-manufacturing services to the Company in the future. There was a nominal impact to the Company's future commitments. Results of operations for the whole-bird turkey business were primarily reflected in the Retail segment.

Justin's, LLC Transaction: On December 15, 2025, the Company sold 51% of its equity interest in Justin's, LLC and related assets to Forward Consumer Partners, LLC for cash proceeds of $77.3 million, net of estimated working capital adjustments expected to be settled in fiscal 2026. As a result of the transaction, the Company no longer holds a controlling financial interest in Justin's, LLC, resulting in deconsolidation. The sale resulted in a pre-tax gain of $23.5 million, which was recognized in Selling, General, and Administrative. Results of operations for Justin's, LLC were primarily reflected in the Retail segment prior to deconsolidation.

The Company maintained the ability to exercise significant influence over the entity in its new structure, Joy Topco, L.P., and will account for this interest as an equity method investment. The Company recorded the remaining 49% equity interest in Joy Topco, L.P. at its estimated fair value of $46.3 million plus $1.1 million in capitalized deal costs in Investment in Affiliates. The Company engaged a third-party specialist to assist with the valuation, which reflected a combination of observable data and significant unobservable, or Level 3, inputs to determine the estimated fair value of the investment. Results of Joy Topco, L.P. are reported as Equity in Earnings of Affiliates within the Retail segment. See Note D - Investments in Affiliates for additional information.

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

NOTE C - GOODWILL AND INTANGIBLE ASSETS

Goodwill: The change in the carrying amount of goodwill for the six months ended April 26, 2026, is:

In thousands	Retail	Foodservice	International	Total
Balance at October 26, 2025	$2,916,796	$1,748,355	$258,936	$4,924,087
Goodwill Sold(1)	(53,086)	(1,330)	—	(54,416)
Foreign Currency Translation	—	—	2,264	2,264
Balance at April 26, 2026	$2,863,709	$1,747,025	$261,200	$4,871,935
(1)    Goodwill sold during fiscal 2026 was due to the sale of the Company's controlling equity interest in Justin's, LLC ($34.9 million) and the divestiture of the whole-bird turkey business ($19.5 million). See Note B - Acquisitions and Divestitures for additional information.

Intangible Assets: The Company's intangible assets by type are:

	April 26, 2026			October 26, 2025
In thousands	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived Intangible Assets
Customer Relationships	$107,648	$(58,980)	$48,668	$134,328	$(78,565)	$55,763
Other Definite-lived Intangibles	59,095	(26,390)	32,704	59,445	(24,620)	34,824
Trade Names/Trademarks	—	—	—	6,210	(6,210)	—
Foreign Currency Translation	—	(2,867)	(2,867)	—	(4,476)	(4,476)
Total Definite-lived Intangible Assets	$166,742	$(88,237)	$78,505	$199,982	$(113,872)	$86,111
Indefinite-lived Intangible Assets
Brands/Trade Names/Trademarks(1)			$1,513,306			$1,567,623
Foreign Currency Translation			(6,180)			(6,437)
Total Indefinite-lived Intangible Assets			1,507,126			1,561,186
Total Intangible Assets			$1,585,631			$1,647,297
(1)    Includes the removal of a $54.3 million indefinite‑lived trade name following the sale of the Company's controlling equity interest in Justin's, LLC in the first quarter of fiscal 2026. See Note B - Acquisitions and Divestitures for additional information.

Amortization expense on intangible assets is as follows:

	Quarter Ended		Six Months Ended
In thousands	April 26, 2026	April 27, 2025	April 26, 2026	April 27, 2025
Amortization Expense	$3,014	$3,588	$6,084	$7,418

Estimated annual amortization expense on intangible assets for the five fiscal years after October 26, 2025, is as follows:

In thousands	Amortization Expense
2026	$12,042
2027	11,685
2028	10,773
2029	9,511
2030	9,326

NOTE D - INVESTMENTS IN AFFILIATES

Ownership: As of April 26, 2026, the Company's equity method investments include:

	Segment	Ownership Percentage
MegaMex Foods, LLC	Retail	50%
Joy Topco, L.P.(1)	Retail	49%
The Purefoods - Hormel Company, Inc.	International	40%
PT Garudafood Putra Putri Jaya Tbk. (Garudafood)	International	30%
Okinawa Hormel Ltd.	International	26%
Corporate Venturing Investments	n/a	26% - 43%
(1)    In the first quarter of fiscal 2026, the Company recorded a 49% ownership interest in Joy Topco, L.P. in connection with the sale of its controlling equity interest in Justin’s, LLC. See Note B - Acquisitions and Divestitures for additional information.

Equity in Earnings: The Company's share of earnings from its equity method investments is recorded as Equity in Earnings of Affiliates and further disclosed in Note Q - Segment Reporting. Equity in earnings from corporate venturing investments is not included in any of the reportable segments' measure of segment profit.

Distributions: Distributions received from equity method investees consists of:

In thousands	Quarter Ended		Six Months Ended
	April 26, 2026	April 27, 2025	April 26, 2026	April 27, 2025
Distributions	$6,250	$6,250	$19,301	$26,144

Basis Difference: The initial and unamortized basis differences as of April 26, 2026, are:

In thousands	Initial Basis Difference	Unamortized Basis Difference
Garudafood(1)	$324,828	$132,283
MegaMex Foods, LLC	21,273	7,184
(1)    The Garudafood remaining unamortized basis difference includes the impact of foreign currency translation and impairment.

Fair Value: The fair value of the common stock held in Garudafood was $224.2 million as of April 24, 2026, based on the closing market price on the Indonesia Stock Exchange (IDX) and converted to U.S. dollars. The Company's other equity method investments do not have readily determinable fair values.

As of April 26, 2026, and in accordance with the Company's accounting procedures and internal controls, the Company evaluated whether an other‑than‑temporary impairment existed for its investment in Garudafood, which had a carrying value of $247.4 million. This evaluation included consideration of the severity and duration of the carrying value in excess of Garudafood’s quoted market value, performance of Garudafood's stock price, Garudafood's operating performance and outlook, and the Company's strategic intent and ability to hold the investment. The Company considers Garudafood a long-term strategic partner, maintains representation on Garudafood’s Board of Commissioners, and has the intent and ability to retain its investment for a period of time sufficient to allow for recovery in market value. Based on the evaluation of the factors above, the Company does not consider the investment to be other‑than‑temporarily impaired as of April 26, 2026. The Company will continue to assess the value of its investment in Garudafood, which may result in the recognition of an other‑than‑temporary impairment in the future.

Transactions: The Company has agreements with its equity method investments which, in some cases, result in amounts due to or due from these parties. The amounts due to equity method investees were $55.5 million and $38.8 million as of April 26, 2026, and October 26, 2025, respectively. The amounts due from equity method investees were $7.8 million and $11.9 million as of April 26, 2026, and October 26, 2025, respectively.

NOTE E - ACCOUNTS AND OTHER RECEIVABLES, NET

The components of accounts and other receivables, net are:

In thousands	April 26, 2026	October 26, 2025
Trade Accounts	$728,472	$788,514
Other	35,420	29,218
Total Receivables	763,892	817,731
Less: Allowance for Credit Losses	3,819	3,743
Accounts and Other Receivables, Net	$760,073	$813,989

Trade accounts receivable represents amounts billed and outstanding from customers in the ordinary course of business. Other receivables consists of miscellaneous amounts due to the Company such as insurance and other contractual proceeds or reimbursements. As of April 26, 2026, other receivables also includes the current portion of a secured promissory note related to the divestiture of the whole-bird turkey business.

Concentration of Credit Risk: The Company is exposed to credit risk from its customers. The Company regularly assesses the credit worthiness of its customers. As of April 26, 2026, one customer accounted for more than 10 percent of net accounts receivable.

NOTE F - NOTES RECEIVABLE

In connection with the sale of the whole-bird turkey business on April 24, 2026, the Company entered into a $40.0 million secured promissory note receivable that matures on December 31, 2030, and bears interest at a rate of 6% per annum. Principal and interest payments are to be made in equal annual installments beginning December 31, 2026. The Company determined the fair value of the note approximated face value at inception and no premium or discount was recognized. The note is accounted for at amortized cost and interest income is recognized using the effective interest method. The Company evaluated the note for expected credit losses and concluded that the allowance was immaterial as of April 26, 2026. The current and long-term portions of the note were reflected in Accounts and Other Receivables, Net and Other Assets, respectively.

NOTE G - INVENTORIES

Principal components of inventories are:

In thousands	April 26, 2026	October 26, 2025
Finished Products	$1,053,750	$1,055,472
Raw Materials and Work-in-Process	419,661	414,436
Operating Supplies	138,549	142,643
Maintenance Materials and Parts	138,953	134,729
Total Inventories	$1,750,914	$1,747,279

NOTE H - PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consists of the following:

In thousands	April 26, 2026	October 26, 2025
Land	$75,054	$74,710
Buildings	1,482,010	1,537,276
Equipment	3,001,672	3,014,677
Construction in Progress	284,959	286,466
Less: Allowance for Depreciation	(2,677,603)	(2,674,359)
Property, Plant, and Equipment, Net	$2,166,093	$2,238,770

NOTE I - DERIVATIVES AND HEDGING

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

Cash Flow Interest Rate Hedges: In the second quarter of fiscal 2021, the Company designated two separate interest rate locks as cash flow hedges to manage interest rate risk associated with anticipated debt transactions. The total notional amount of the Company’s locks was $1.25 billion. In the third quarter of fiscal 2021, the associated unsecured senior notes were issued with tenors of seven and 30 years and both locks were lifted (See Note N - Long-term Debt and Other Borrowing Arrangements). Mark-to-market gains and losses on these instruments were deferred as a component of AOCL. The resulting gain in AOCL is reclassified to Interest Expense in the period in which the hedged transactions affect earnings.

Other Derivatives: The Company holds certain futures and swap contracts to manage the Company’s exposure to fluctuations in grain and pork commodity markets for which it has not applied hedge accounting. Activity related to derivatives not designated for hedge accounting was immaterial to the consolidated financial statements during the quarter and six months ended April 26, 2026, and April 27, 2025.

Volume: The Company’s outstanding contracts related to its commodity hedging programs include:

In millions	April 26, 2026		October 26, 2025
Corn	31.0	bushels	27.4	bushels
Lean Hogs	210.0	pounds	188.6	pounds
Natural Gas	3.8	MMBtu	3.6	MMBtu
Diesel Fuel	7.7	gallons	7.5	gallons

Fair Value of Derivatives: The gross fair values of the Company’s derivative instruments designated as hedges are:

	April 26, 2026		October 26, 2025
In thousands	Assets	Liabilities	Assets	Liabilities
Gross Fair Value of Commodity Contracts	$22,516	$(3,394)	$9,862	$(4,243)
Counterparty and Collateral Netting Offset(1)	(6,986)	3,394	304	4,243
Amounts Recognized in Prepaid Expenses and Other Current Assets	$15,530	$—	$10,166	$—
(1)    Per the terms of the Company’s master netting arrangements, the gross fair value of the Company’s commodity contracts was offset by the obligation to return net cash collateral of $3.6 million (including cash payable of $10.7 million and $7.1 million of realized gain) as of April 26, 2026, and the right to reclaim net cash collateral of $4.5 million (including cash payable of $5.5 million and $10.1 million of realized gain) as of October 26, 2025.

Fair Value Hedge - Assets (Liabilities): The carrying amount of the Company’s fair value hedged assets (liabilities) are:

In thousands	Location on Consolidated Statements of Financial Position	April 26, 2026	October 26, 2025
Commodity Contracts	Accounts Payable(1)	$696	$(157)
(1)    Represents the carrying amount of fair value hedged assets and liabilities, which are offset by other assets included in master netting arrangements described above.

Accumulated Other Comprehensive Loss Impact: As of April 26, 2026, the Company included in AOCL pre-tax hedging gains of $19.8 million on commodity contracts and gains of $10.0 million related to interest rate settled positions. The Company expects to recognize the majority of the gains on commodity contracts over the next twelve months. Gains on interest rate contracts offset the hedged interest payments over the tenor of the associated debt instruments.

The pre-tax gains (losses) recognized in AOCL related to the Company’s derivative instruments are:

	Quarter Ended		Six Months Ended
In thousands	April 26, 2026	April 27, 2025	April 26, 2026	April 27, 2025
Commodity Contracts	$10,830	$(6,135)	$22,461	$13,000
Excluded Component(1)	(25)	(96)	(15)	(183)
(1)    Represents the time value of commodity options excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in AOCL.

The pre-tax gains (losses) reclassified from AOCL into earnings related to the Company’s derivative instruments are:

	Location on Consolidated Statements of Operations	Quarter Ended		Six Months Ended
In thousands		April 26, 2026	April 27, 2025	April 26, 2026	April 27, 2025
Commodity Contracts	Cost of Products Sold	$5,910	$(1,326)	$8,104	$(3,467)
Interest Rate Contracts	Interest Expense	247	247	494	494

See Note K - Accumulated Other Comprehensive Loss for the after-tax impact of these gains or losses on Net Earnings.

Consolidated Statements of Operations Impact: The effect of pre-tax gains (losses) related to the Company’s derivative instruments are:

	Quarter Ended		Six Months Ended
In thousands	April 26, 2026	April 27, 2025	April 26, 2026	April 27, 2025
Net Earnings Attributable to Hormel Foods Corporation	$157,474	$180,017	$339,274	$350,592

Cash Flow Hedges - Commodity Contracts
Gain (Loss) Reclassified from AOCL	5,910	(1,326)	8,104	(3,467)
Amortization of Excluded Component from Options	(221)	(211)	(447)	(419)
Fair Value Hedges - Commodity Contracts
Gain (Loss) on Commodity Futures(1)	215	(571)	123	1,133
Total Gain (Loss) on Commodity Contracts	5,904	(2,107)	7,780	(2,753)

Cash Flow Hedges - Interest Rate Contracts
Gain (Loss) Reclassified from AOCL	247	247	494	494
Total Gain (Loss) on Interest Rate Contracts	247	247	494	494

Total Gain (Loss) Recognized in Earnings	$6,152	$(1,860)	$8,274	$(2,259)

(1)    Represents gains or losses on commodity contracts designated as fair value hedges that were closed during the quarter and six months ended April 26, 2026, and April 27, 2025, which were offset by a corresponding gain or loss on the underlying hedged purchase commitment. Additional gains or losses related to changes in the fair value of open commodity contracts, along with the offsetting gain or loss on the hedged purchase commitment, are also marked-to-market through earnings with no impact on a net basis.

NOTE J - PENSION AND OTHER POSTRETIREMENT BENEFITS

Net periodic cost of defined benefit plans consists of:

	Pension Benefits
	Quarter Ended		Six Months Ended
In thousands	April 26, 2026	April 27, 2025	April 26, 2026	April 27, 2025
Service Cost	$10,034	$11,973	$20,068	$23,947
Interest Cost	18,066	17,646	36,131	35,292
Expected Return on Plan Assets	(22,351)	(21,737)	(44,701)	(43,474)
Amortization of Prior Service Cost (Credit)	128	319	256	639
Recognized Actuarial Loss (Gain)	2,190	3,014	4,380	6,027
Net Periodic Cost	$8,067	$11,215	$16,134	$22,431

	Postretirement Benefits
	Quarter Ended		Six Months Ended
In thousands	April 26, 2026	April 27, 2025	April 26, 2026	April 27, 2025
Service Cost	$35	$41	$70	$83
Interest Cost	2,202	2,479	4,403	4,959
Amortization of Prior Service Cost (Credit)	(7)	(14)	(14)	(12)
Recognized Actuarial Loss (Gain)	(307)	(40)	(614)	(80)
Net Periodic Cost	$1,922	$2,466	$3,845	$4,950

NOTE K - ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of Accumulated Other Comprehensive Loss are as follows:

In thousands	Foreign Currency Translation	Pension & Other Benefits		Derivatives & Hedging		Equity Method Investments		Accumulated Other Comprehensive Loss
Balance at January 25, 2026	$(112,033)	$(141,530)		$18,985		$1,554		$(233,023)
Unrecognized Gains (Losses)	—			—
Gross	1,790	46		10,805		(530)		12,111
Tax Effect	—	—		(2,618)		—		(2,618)
Reclassification into Net Earnings	—	—		—				—
Gross	—	2,004	(1)	(6,157)	(2)	(1,326)	(3)	(5,480)
Tax Effect	—	(493)		1,512		—		1,018
Change Net of Tax	1,790	1,556		3,542		(1,856)		5,032
Balance at April 26, 2026	$(110,243)	$(139,973)		$22,527		$(303)		$(227,991)

Balance at October 26, 2025	$(114,431)	$(143,017)		$12,038		$1,763		$(243,646)
Unrecognized Gains (Losses)
Gross	4,188	22		22,446		149		26,805
Tax Effect	—	—		(5,475)		—		(5,475)
Reclassification into Net Earnings
Gross	—	4,008	(1)	(8,599)	(2)	(2,215)	(3)	(6,806)
Tax Effect	—	(987)		2,117		—		1,130
Change Net of Tax	4,188	3,044		10,490		(2,066)		15,655
Balance at April 26, 2026	$(110,243)	$(139,973)		$22,527		$(303)		$(227,991)

(1)    Included in computation of net periodic cost. See Note J - Pension and Other Postretirement Benefits for additional information.
(2)    Included in Cost of Products Sold and Interest Expense. See Note I - Derivatives and Hedging for additional information.
(3)    Included in Equity in Earnings of Affiliates.

NOTE L - FAIR VALUE MEASUREMENTS

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

	Fair Value Measurements at April 26, 2026
In thousands	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Short-term Marketable Securities	$33,107	$7,411	$25,696	$—
Other Trading Securities	224,374	—	224,374	—
Commodity Derivatives	22,516	15,188	7,328	—
Total Assets at Fair Value	$279,997	$22,599	$257,398	$—
Liabilities at Fair Value
Deferred Compensation	$62,734	$—	$62,734	$—
Commodity Derivatives	3,410	1,398	2,012	—
Total Liabilities at Fair Value	$66,144	$1,398	$64,746	$—

	Fair Value Measurements at October 26, 2025
In thousands	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Short-term Marketable Securities	$32,909	$6,944	$25,965	$—
Other Trading Securities	219,197	—	219,197	—
Commodity Derivatives	9,888	9,212	676	—
Total Assets at Fair Value	$261,994	$16,156	$245,838	$—
Liabilities at Fair Value
Deferred Compensation	$63,582	$—	$63,582	$—
Commodity Derivatives	4,291	3,436	855	—
Total Liabilities at Fair Value	$67,873	$3,436	$64,437	$—

The following methods and assumptions were used to estimate the fair value of the financial assets and liabilities above:

Short-term Marketable Securities: The Company holds securities as part of a portfolio maintained to generate investment income and to provide cash for operations of the Company, if necessary. The portfolio is managed by a third party who is responsible for daily trading activities, and all assets within the portfolio are highly liquid. The equities, U.S. government securities, and money market funds held by the portfolio are classified as Level 1. The current investment portfolio also includes corporate bonds and other asset-backed securities for which there is an active, quoted market. Market prices are obtained from a variety of industry providers, large financial institutions, and other third-party sources to calculate a representative daily market value, and therefore, these securities are classified as Level 2.

Other Trading Securities and Deferred Compensation: Other trading securities includes life insurance policies held in a rabbi trust maintained by the Company to fund certain supplemental executive retirement plans and deferred compensation plans. The rabbi trust is valued based on the insurance policies' cash surrender value and the fair value of the underlying investments. These policies are classified as Level 2. The majority of the policies held in the rabbi trust relate to supplemental executive retirement plans and are invested in fixed income investments. The declared rate on these investments is set based on a formula using the yield of the general account investment portfolio supporting the fund, as adjusted for expenses and other charges. The rate is guaranteed for one year at issue and may be reset annually on the policy anniversary, subject to a guaranteed minimum rate. During the quarter and six months ended April 26, 2026, investments held by the rabbi trust generated gains of $2.0 million and $5.2 million, respectively, compared to losses of $3.7 million and $1.1 million, respectively, for the quarter and six months ended April 27, 2025.

Under the Company’s deferred compensation plans, participants can defer certain types of compensation and elect to receive a return based on the changes in fair value of various investment options, which include equity securities, money market accounts, bond funds, or other portfolios for which there is an active quoted market. The Company also offers a fixed rate investment option to participants. The rate earned on these investments is adjusted annually based on a specified percent of the U.S. Internal Revenue Service (IRS) applicable federal rates. These liabilities are classified as Level 2. The portion of the

Company's funding in the rabbi trust related to deferred compensation plans generally mirrors the investment selections within the plans.

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

The Company’s financial assets and liabilities also include cash and cash equivalents, accounts and other receivables, accounts payable, and other liabilities, for which carrying value approximates fair value as they are generally short‑term in nature or otherwise expected to be settled at amounts that would not differ materially from fair value. The Company does not carry its long-term debt at fair value on the Consolidated Statements of Financial Position. The fair value of long-term debt, utilizing discounted cash flows (Level 2), was $2.5 billion as of April 26, 2026, and $2.6 billion as of October 26, 2025. See Note N - Long-term Debt and Other Borrowing Arrangements for additional information.

Nonrecurring Fair Value Measurements: The Company may be required to measure certain nonfinancial assets and liabilities including goodwill, intangible assets, equity method investments, and property, plant, and equipment at fair value on a nonrecurring basis.

During the quarter ended April 26, 2026, the Company recorded a $40.0 million secured promissory note receivable associated with the sale of the whole-bird turkey business. The Company determined the fair value of the note approximated face value at inception. Fair value was determined using discounted cash flows (Level 2).

There were no other material remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the quarter and six months ended April 26, 2026, and April 27, 2025.

NOTE M - COMMITMENTS AND CONTINGENCIES

Commitments: During the quarter and six months ended April 26, 2026, there were no material changes outside the ordinary course of business to the purchase commitments and other commitments and guarantees last disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 26, 2025.

Legal Proceedings: The Company is a party to various legal proceedings related to the ongoing operation of its business, including claims both by and against the Company. At any time, such proceedings typically involve claims related to product liability, labeling, contracts, antitrust regulations, intellectual property, competition laws, employment practices, or other actions brought by employees, customers, consumers, competitors, regulators, or suppliers. The Company establishes accruals for its potential exposure, as appropriate, for legal claims against the Company when losses become probable and reasonably estimable. The Company does not reduce these liabilities for potential insurance or third-party recoveries; the Company accrues for insurance or other third-party recoveries when applicable. Future developments or settlements are uncertain and may require the Company to change such accruals as proceedings progress.

Turkey Antitrust Litigation: Beginning in December 2019, a series of class action complaints were filed against the Company, as well as several other turkey-processing companies and a benchmarking service called Agri Stats, in the U.S. District Court for the Northern District of Illinois styled In re Turkey Antitrust Litigation. The plaintiffs allege, among other things, that from at least 2010 to 2017, the defendants conspired and combined to fix, raise, maintain, and stabilize the price of turkey products—including through the use of Agri Stats—in violation of federal antitrust laws. The complaints on behalf of the classes of indirect purchasers also include causes of action under various state unfair competition laws, consumer protection laws, and unjust enrichment common laws. The plaintiffs seek treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees. Since the original filing, certain direct-action plaintiffs have opted out of class treatment and are proceeding with individual direct actions making similar claims, and others may do so in the future. The defendants' motions for summary judgment were submitted in January 2026. The summary judgment motions remain pending. On May 20, 2026, the court ordered that the first trial related to these matters (if required) will involve only the class of direct purchaser plaintiffs and commence on October 8, 2026. The Company has not recorded any liability for these matters as it does not believe a loss is probable. The Company cannot reasonably estimate any reasonably possible loss. The Company believes that it has valid and meritorious defenses against the allegations.

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

Other Proceedings: While we cannot predict with certainty the results of other currently known legal proceedings against the Company, resolution of such matters, either individually or in the aggregate, is not expected to have a material effect on the Company’s financial condition, results of operations, or liquidity.

NOTE N - LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS
Long-term Debt consists of:

In thousands	April 26, 2026	October 26, 2025
Senior Unsecured Notes with Interest at 3.050% Interest Due Semi-annually through June 2051 Maturity Date	$600,000	$600,000
Senior Unsecured Notes with Interest at 1.800% Interest Due Semi-annually through June 2030 Maturity Date	1,000,000	1,000,000
Senior Unsecured Notes with Interest at 1.700% Interest Due Semi-annually through June 2028 Maturity Date	750,000	750,000
Senior Unsecured Notes with Interest at 4.800% Interest Due Semi-annually through March 2027 Maturity Date	500,000	500,000
Unamortized Discount on Senior Notes	(5,428)	(5,848)
Unamortized Debt Issuance Costs	(11,348)	(12,775)
Finance Lease Liabilities	20,444	23,122
Other Financing Arrangements	2,671	2,924
Total Debt	2,856,339	2,857,424
Less: Current Maturities of Long-term Debt	505,335	6,646
Long-term Debt Less Current Maturities	$2,351,004	$2,850,778

Senior Unsecured Notes: On March 8, 2024, the Company issued senior notes in an aggregate principal amount of $500.0 million due March 2027. The notes bear interest at a fixed rate of 4.800% per annum. Interest accrues on the notes from March 8, 2024, and is payable semi-annually in arrears on March 30 and September 30 of each year, commencing September 30, 2024. The notes may be redeemed in whole or in part at any time at the applicable redemption prices. If a change of control triggering event occurs, the Company must offer to purchase the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase. During the second quarter of fiscal 2026, the notes were reclassified to Current Maturities of Long-term Debt.

On June 3, 2021, the Company issued $750.0 million aggregate principal amount of its 1.700% notes due June 2028 (2028 Notes) and $600.0 million aggregate principal amount of its 3.050% notes due June 2051 (2051 Notes). The notes may be redeemed in whole or in part at any time at the applicable redemption price. Interest accrues per annum at the stated rates and is paid semi-annually in arrears on June 3 and December 3 of each year, commencing December 3, 2021. Interest rate risk was hedged utilizing interest rate locks on the 2028 Notes and 2051 Notes. The Company lifted the hedges in conjunction with the issuance of these notes. See Note I - Derivatives and Hedging for additional information. If a change of control triggering event occurs, the Company must offer to purchase the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

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

Interest on funds borrowed under the revolving credit agreement will be charged, depending on the applicable currency, at either a risk-free rate, as defined in the revolving credit agreement (with borrowings in U.S. dollars at the Term Secured Overnight Financing Rate) or a Eurocurrency rate for certain foreign currencies or a base rate with respect to U.S. dollars to be selected by the Company at the time of borrowing plus an applicable margin of 0.575% to 1.160% for Eurocurrency rate loans and 0.0% to 0.160% for base rate loans, depending on the Company’s debt rating issued by S&P and Moody’s. A variable fee of 0.050% to 0.090% is paid for the availability of this credit line. Extensions of credit under the facility may be made in the form of revolving loans, swing line loans, and letters of credit. The lending commitments under the agreement are scheduled to expire on March 25, 2030, at which time the Company will be required to pay in full all obligations then outstanding. The Company had no outstanding borrowings from this facility as of April 26, 2026, and October 26, 2025.

Debt Covenants: The Company is required by certain covenants in its debt agreements to maintain specified levels of financial ratios and financial position, including maintaining a minimum interest coverage ratio. As of April 26, 2026, the Company was in compliance with all covenants.

NOTE O - INCOME TAXES

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

The Company’s effective tax rate was 23.6% and 22.0% for the quarter ended April 26, 2026, and April 27, 2025, respectively. The Company’s effective tax rate was 23.0% and 21.9% for the six months ended April 26, 2026, and April 27, 2025, respectively. The increase in the effective tax rate in fiscal 2026 was primarily due to the impact of the whole-bird turkey transaction in the quarter ended April 26, 2026.

Unrecognized tax benefits, if recognized as of April 26, 2026, would impact the Company’s effective tax rate by $17.4 million compared to $16.4 million as of April 27, 2025. The Company includes accrued interest and penalties related to uncertain tax positions in Provision for Income Taxes, with immaterial expenses included during the quarters ended April 26, 2026, and April 27, 2025. The amount of accrued interest and penalties associated with unrecognized tax benefits was $3.2 million at April 26, 2026, and $2.8 million at April 27, 2025.

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

The Company is in various stages of audit by several state taxing authorities on a variety of fiscal years, as far back as 2019. While it is reasonably possible that one or more of these audits may be completed within the next 12 months and the related unrecognized tax benefits may change based on the status of the examinations, as of April 26, 2026, it was not possible to reasonably estimate the effect of any amount of such change to previously recorded uncertain tax positions.

The Company is subject to various examinations by foreign tax authorities. With limited exceptions, the Company is no longer subject to foreign tax examinations for fiscal years prior to 2018. See Note M - Commitments and Contingencies for additional information.

Tax Legislation: On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. OBBBA includes income tax provisions such as a permanent extension of certain provisions of the Tax Cuts and Jobs Act, elective deductions for domestic research and development, reinstatement of 100% first-year bonus depreciation, and modifications to the international tax framework. The Company assessed the provisions of OBBBA and determined the changes were not material to the Company's tax provision, and does not expect the provisions to have a material impact on the Company's consolidated financial statements in future reporting periods.

The Organization for Economic Cooperation and Development published a framework for Pillar Two of the Global Anti-Base Erosion Rules, which is designed to coordinate participating jurisdictions in updating the international tax system to ensure that large multinational companies pay a minimum tax of 15%. Many countries have enacted, or begun the process of enacting, laws based on the Pillar Two framework. The Company considered the applicable tax laws in relevant jurisdictions and concluded the impact of Pillar Two was not material to the Company's tax provision for the six months ended April 26, 2026. The Company will continue to evaluate the impact of such legislative changes but does not expect the new tax laws to have a material impact on the Company’s consolidated financial statements in future reporting periods.

NOTE P - EARNINGS PER SHARE DATA

The reported net earnings attributable to the Company were used when computing basic and diluted earnings per share. Diluted earnings per share was calculated using the treasury stock method. The shares used as the denominator for those computations are as follows:

	Quarter Ended		Six Months Ended
In thousands	April 26, 2026	April 27, 2025	April 26, 2026	April 27, 2025
Basic Weighted-average Shares Outstanding	550,562	550,277	550,520	549,868
Dilutive Potential Common Shares	353	334	291	365
Diluted Weighted-average Shares Outstanding	550,915	550,611	550,810	550,233

Antidilutive Potential Common Shares	18,123	22,394	17,928	21,086

NOTE Q - SEGMENT REPORTING

Segment Results: The Company develops, processes, and distributes a wide array of food products in a variety of markets. The Company reports its results in the following three segments: Retail, Foodservice, and International.

The Retail segment consists primarily of the processing, marketing, and sale of food products sold predominantly in retail channels, including grocery stores, mass merchandisers, club stores, natural food chains, drug, dollar and discount chains, and e-commerce providers in the U.S. This segment also includes the results from the Company’s equity method investments in MegaMex Foods, LLC and Joy Topco, L.P.

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

	Quarter Ended April 26, 2026
In thousands	Retail	Foodservice	International	Total
Net Sales	$1,789,665	$996,711	$186,225
Cost of Products Sold	1,513,835	792,010	146,904
Selling, General, and Administrative	131,364	48,917	23,686
Equity in Earnings of Affiliates	11,174	—	6,404
Noncontrolling Interest (Earnings) Loss	—	—	96
Segment Profit	$155,640	$155,784	$22,135	$333,559
Net Unallocated Expense				127,400
Noncontrolling Interest Earnings (Loss)				(96)
Earnings Before Income Taxes				$206,063

	Quarter Ended April 27, 2025
In thousands	Retail	Foodservice	International	Total
Net Sales	$1,783,835	$936,442	$178,533
Cost of Products Sold	1,518,585	748,234	144,136
Selling, General, and Administrative	136,588	47,574	23,167
Equity in Earnings of Affiliates	8,473	—	6,902
Noncontrolling Interest (Earnings) Loss	—	—	275
Segment Profit	$137,135	$140,633	$18,407	$296,175
Net Unallocated Expense				65,411
Noncontrolling Interest Earnings (Loss)				(275)
Earnings Before Income Taxes				$230,489

	Six Months Ended April 26, 2026
In thousands	Retail	Foodservice	International	Total
Net Sales	$3,637,471	$1,994,937	$367,509
Cost of Products Sold	3,133,547	1,586,448	289,789
Selling, General, and Administrative	272,210	96,164	46,031
Equity in Earnings of Affiliates	20,116	—	13,229
Noncontrolling Interest (Earnings) Loss	—	—	127
Segment Profit	$251,829	$312,325	$45,046	$609,200
Net Unallocated Expense				168,698
Noncontrolling Interest Earnings (Loss)				(127)
Earnings Before Income Taxes				$440,375

	Six Months Ended April 27, 2025
In thousands	Retail	Foodservice	International	Total
Net Sales	$3,673,968	$1,866,627	$347,028
Cost of Products Sold	3,159,346	1,491,753	273,189
Selling, General, and Administrative	276,116	95,414	48,337
Equity in Earnings of Affiliates	17,776	—	13,429
Noncontrolling Interest (Earnings) Loss	—	—	320
Segment Profit	$256,281	$279,459	$39,252	$574,992
Net Unallocated Expense				126,111
Noncontrolling Interest Earnings (Loss)				(320)
Earnings Before Income Taxes				$448,561

The Company’s CODM reviews assets and capital expenditures at a consolidated level and does not use assets by segment to evaluate performance or allocate resources. Therefore, the Company does not disclose these measures by segment. Depreciation and amortization expense is included in the measure of segment profit and disclosed below.

In thousands	Quarter Ended		Six Months Ended
	April 26, 2026	April 27, 2025	April 26, 2026	April 27, 2025
Depreciation and Amortization
Retail	$35,501	$34,955	$71,064	$71,165
Foodservice	21,008	19,527	41,806	39,479
International	4,937	4,194	9,504	8,525
Corporate	7,379	5,287	13,547	10,666
Total Depreciation and Amortization	$68,826	$63,963	$135,921	$129,835

Disaggregated Revenues: The Company’s products primarily consist of meat and other food products. Total revenue contributed by classes of similar products are:

	Quarter Ended		Six Months Ended
In thousands	April 26, 2026	April 27, 2025	April 26, 2026	April 27, 2025
Perishable	$2,218,854	$2,076,241	$4,457,184	$4,228,063
Shelf-stable	753,746	822,569	1,542,733	1,659,560
Total Net Sales	$2,972,600	$2,898,810	$5,999,917	$5,887,623

Perishable includes fresh meats, frozen items, refrigerated meal solutions, bacon, sausages, hams, guacamole, and other items that require refrigeration. Shelf-stable includes canned luncheon meats, nut butters, snack nuts, chili, shelf-stable microwaveable meals, hash, stews, tortillas, salsas, tortilla chips, and other items that do not require refrigeration.

NOTE R - RESTRUCTURING

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

The Company recognized $0.1 million and $8.5 million of costs associated with restructuring activities during the second quarter and first six months of fiscal 2026. There were no restructuring costs recognized during the second quarter and first six months of fiscal 2025. All costs are unallocated corporate expenses which are not included in any of the reportable segments' measure of segment profit. A summary of these costs by type is as follows:

In thousands	Location on Consolidated Statements of Operations	Quarter Ended April 26, 2026	Six Months Ended April 26, 2026	Total Plan Costs
Cash Severance	Selling, General, and Administrative	$6	$6,727	$6,727
Employee Benefits	Selling, General, and Administrative	44	1,386	1,386
Professional Fees	Selling, General, and Administrative	5	418	1,012
Pension Benefits	Other Income (Expense), Net	—	—	12,696
Total Restructuring Costs		$55	$8,531	$21,821

The liability for cash severance and employee benefits was recorded in Employee-related Expenses and the liability for professional fees was recorded in Accounts Payable. The reconciliation of the beginning and ending liability balances showing activity during the year is as follows:

In thousands	Cash Severance	Employee Benefits	Professional Fees	Total
Liability Balances at October 26, 2025	$—	$—	$594	$594
Costs Incurred and Charged to Expense	6,727	1,386	418	8,531
Costs Paid or Otherwise Settled	(6,639)	(1,359)	(1,006)	(9,004)
Liability Balances at April 26, 2026	$87	$27	$7	$121

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

The Company is a global manufacturer and marketer of branded food products and remains focused on driving long-term growth through a balanced business model, a diverse portfolio, and a commitment to creating value for all stakeholders. The Company’s three reportable segments, Retail, Foodservice, and International, are described in Note Q - Segment Reporting in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Diluted earnings per share was $0.29 for the second quarter of fiscal 2026, down 12 percent compared to the same period last year. Adjusted diluted earnings per share for the second quarter of fiscal 2026 was $0.40, up 14 percent compared to the same period last year. Significant factors impacting the quarter are listed below. All comparisons are to the same period of the prior year unless otherwise noted.

•Net sales for the second quarter of fiscal 2026 increased 3 percent. Organic net sales increased 3 percent with growth across the Foodservice, International, and Retail segments.
•Total segment profit for the second quarter of fiscal 2026 increased 13 percent. Segment profit increased in the Retail, Foodservice, and International segments.
◦The increase in Retail segment profit was due to higher net sales, improved performance across the turkey manufacturing network, and lower SG&A. These benefits were partially offset by inflationary pressures in the logistics network.
◦The increase in Foodservice segment profit was driven primarily by net sales performance, which benefited from market-based pricing actions and modest volume growth. Segment profit also benefited from improved performance across the turkey manufacturing network.
◦The increase in International segment profit was primarily due to strong export performance and growth in China.
•Earnings before income taxes for the second quarter of fiscal 2026 decreased 11 percent, which was negatively impacted by the $61 million loss on the sale of the whole-bird turkey business. Adjusted earnings before income taxes increased 14 percent, as higher net sales and improved performance across the turkey manufacturing network were partially offset by higher logistics expenses.
•The pre-tax impact of non-recurring expenses related to the loss on the sale of the whole-bird turkey business and the Company’s Transform and Modernize (T&M) initiative in the second quarter of fiscal 2026 were $77 million, which was primarily recorded in SG&A.

Cash flow from operations was $528 million for the first six months of fiscal 2026, a 44 percent increase primarily due to the impact of an inventory build in the second quarter of fiscal 2025.

Entering the second half of fiscal 2026, the external environment remains dynamic, with continued volatility associated with macroeconomic and geopolitical conditions. The Company is actively working to mitigate the impact of these conditions. However, continued pressure from the external environment, at a level greater than expected, could have an adverse impact on results of operations.

Consolidated Results

Volume, Net Sales, Earnings, and Diluted Earnings Per Share

	Quarter Ended			Six Months Ended
In thousands, except per share amounts	April 26, 2026	April 27, 2025	% Change	April 26, 2026	April 27, 2025	% Change
Volume (lbs.)	987,852	999,390	(1.2)	2,001,616	2,054,698	(2.6)
Organic Volume (lbs.)	987,852	995,400	(0.8)	2,001,616	2,049,205	(2.3)
Net Sales	$2,972,600	$2,898,810	2.5	$5,999,917	$5,887,623	1.9
Organic Net Sales	2,972,600	2,877,957	3.3	5,999,917	5,858,235	2.4
Net Earnings Attributable to Hormel Foods Corporation	157,474	180,017	(12.5)	339,274	350,592	(3.2)
Diluted Earnings Per Share	0.29	0.33	(12.1)	0.62	0.64	(3.1)
Adjusted Diluted Earnings Per Share	0.40	0.35	14.3	0.74	0.70	5.7

Volume and Net Sales
Net Sales increased and volume decreased for the second quarter and first six months of fiscal 2026 compared to the prior year.

For the second quarter of fiscal 2026, each segment contributed to organic net sales growth. Strong enterprise performance across the turkey portfolio, Foodservice customized solutions business, contract manufacturing, the pepperoni portfolio, and Applegate® products were key drivers of organic net sales growth.

For the second quarter of fiscal 2026, organic volume increased marginally in the International and Foodservice segments and declined in the Retail segment, primarily driven by the strategic exit from select non-core private label snack nut items.

For the first six months of fiscal 2026, net sales growth in the Foodservice and International segments offset declines in the Retail segment. Strong enterprise performance across the turkey portfolio, Foodservice customized solutions business, premium prepared proteins, the pepperoni portfolio, and contract manufacturing were key drivers of organic net sales growth. For the first six months of fiscal 2026, volume grew in the Foodservice and International segments and declined in the Retail segment.

In fiscal 2026, the Company expects net sales growth, which assumes growth across a broad range of categories, increased brand support, and market-based pricing actions. Risks to this outlook include slowing consumer demand and commodity price fluctuations.

Cost of Products Sold

	Quarter Ended			Six Months Ended
In thousands	April 26, 2026	April 27, 2025	% Change	April 26, 2026	April 27, 2025	% Change
Cost of Products Sold	$2,454,093	$2,414,377	1.6	$5,011,835	$4,927,957	1.7

Cost of products sold increased for the second quarter and first six months of fiscal 2026. Higher commodity input costs and higher logistics expenses were partially offset by improved performance in the turkey manufacturing network.

On a per pound basis, cost of products sold for the second quarter and first six months of fiscal 2026 increased compared to the prior year.

Gross Profit

	Quarter Ended			Six Months Ended
In thousands	April 26, 2026	April 27, 2025	% Change	April 26, 2026	April 27, 2025	% Change
Gross Profit	$518,507	$484,433	7.0	$988,082	$959,666	3.0
Percent of Net Sales	17.4%	16.7%		16.5%	16.3%

For the second quarter and first six months of fiscal 2026, gross profit as a percent of net sales increased. Gross profit as a percent of net sales increased for the Retail, Foodservice, and International segments compared to the prior year.

Selling, General, and Administrative (SG&A)

	Quarter Ended			Six Months Ended
In thousands	April 26, 2026	April 27, 2025	% Change	April 26, 2026	April 27, 2025	% Change
SG&A	$318,624	$251,432	26.7	$560,322	$514,445	8.9
Percent of Net Sales	10.7%	8.7%		9.3%	8.7%
Adjusted SG&A	$243,416	$237,657	2.4	$481,828	$475,138	1.4
Adjusted Percent of Net Sales	8.2%	8.2%		8.0%	8.1%

For the second quarter of fiscal 2026, SG&A and SG&A as a percent of net sales increased, driven primarily by the loss on the sale of the whole-bird turkey business. Adjusted SG&A increased, driven primarily by increased expenses related to legal matters. Adjusted SG&A as a percent of net sales was flat to the prior year.

For the first six months of fiscal 2026, SG&A and SG&A as a percent of net sales increased, due to the loss on the sale of the whole-bird turkey business, partially offset by the gain on the sale of Justin's, LLC and lapping the loss on the sale of a non-core sow operation. Adjusted SG&A increased, driven primarily by increased expenses related to legal matters. Adjusted SG&A as a percent of net sales was comparable to the prior year.

Advertising investments in the second quarter of fiscal 2026 were $34 million, a decrease of 7 percent compared to the prior year. Advertising investments in the first six months of fiscal 2026 were $75 million, down 6 percent compared to the prior year. The declines were partially due to the timing of advertising campaigns. In fiscal 2026, the Company intends to increase advertising expense as it continues to invest in its priority brands.

Equity in Earnings of Affiliates

	Quarter Ended			Six Months Ended
In thousands	April 26, 2026	April 27, 2025	% Change	April 26, 2026	April 27, 2025	% Change
Equity in Earnings of Affiliates	$17,229	$15,350	12.2	$33,049	$31,461	5.0

Equity in earnings of affiliates for the second quarter and first six months of fiscal 2026 increased driven by the results of MegaMex Foods, LLC.

Interest Income, Interest Expense, and Other Income (Expense), Net

	Quarter Ended			Six Months Ended
In thousands	April 26, 2026	April 27, 2025	% Change	April 26, 2026	April 27, 2025	% Change
Interest Income	$6,479	$6,176	4.9	$13,007	$13,719	(5.2)
Interest Expense	19,822	19,516	1.6	39,550	38,977	1.5
Other Income (Expense), Net	2,294	(4,523)	150.7	6,109	(2,862)	313.5

Interest income increased in the second quarter as higher average cash balances more than offset the impact of declining interest rates. For the first six months of fiscal 2026, interest income decreased, as lower interest rates more than offset the benefit of modestly higher cash balances. Other income increased in the second quarter and first six months of fiscal 2026, primarily driven by the investment gains within the rabbi trust.

Effective Tax Rate

	Quarter Ended		Six Months Ended
	April 26, 2026	April 27, 2025	April 26, 2026	April 27, 2025
Effective Tax Rate	23.6%	22.0%	23.0%	21.9%

The effective tax rate in the second quarter of fiscal 2026 was 23.6% compared to 22.0% for the prior year, primarily due to the impact of the whole-bird turkey transaction in the second quarter of fiscal 2026. For additional information, refer to Note O - Income Taxes of the Notes to the Consolidated Financial Statements.

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

	Quarter Ended			Six Months Ended
In thousands	April 26, 2026	April 27, 2025	% Change	April 26, 2026	April 27, 2025	% Change
Net Sales
Retail	$1,789,665	$1,783,835	0.3	$3,637,471	$3,673,968	(1.0)
Foodservice	996,711	936,442	6.4	1,994,937	1,866,627	6.9
International	186,225	178,533	4.3	367,509	347,028	5.9
Total Net Sales	$2,972,600	$2,898,810	2.5	$5,999,917	$5,887,623	1.9

Segment Profit
Retail	$155,640	$137,135	13.5	$251,829	$256,281	(1.7)
Foodservice	155,784	140,633	10.8	312,325	279,459	11.8
International	22,135	18,407	20.3	45,046	39,252	14.8
Total Segment Profit	333,559	296,175	12.6	609,200	574,992	5.9
Net Unallocated Expense	127,400	65,411	94.8	168,698	126,111	33.8
Noncontrolling Interest	(96)	(275)	65.2	(127)	(320)	60.3
Earnings Before Income Taxes	$206,063	$230,489	(10.6)	$440,375	$448,561	(1.8)

Retail

	Quarter Ended			Six Months Ended
In thousands	April 26, 2026	April 27, 2025	% Change	April 26, 2026	April 27, 2025	% Change
Volume (lbs.)	663,009	677,277	(2.1)	1,356,893	1,414,162	(4.0)
Organic Volume (lbs.)	663,009	673,625	(1.6)	1,356,893	1,409,097	(3.7)
Net Sales	$1,789,665	$1,783,835	0.3	$3,637,471	$3,673,968	(1.0)
Organic Net Sales	1,789,665	1,765,281	1.4	3,637,471	3,647,493	(0.3)
Segment Profit	155,640	137,135	13.5	251,829	256,281	(1.7)

Organic net sales grew in the second quarter of fiscal 2026, as strong performance in Jennie-O® ground turkey was partially offset by the strategic exit from select non-core private label snack nut items. Other priority brands such as Applegate® natural and organic meats, Hormel® Black Label® bacon, the Herdez® portfolio, and Hormel Gatherings® party trays contributed to net sales growth in the quarter. For the first six months of fiscal 2026, organic net sales was comparable to prior year, as strong performance in Jennie-O® ground turkey was offset by the strategic exit from select non-core private label snack nut items.

Retail segment profit increased in the second quarter of fiscal 2026 as higher net sales, improved performance across the turkey manufacturing network, and lower SG&A were partially offset by inflationary pressures in the logistics network. Segment profit decreased in the first six months of fiscal 2026 due to lower sales and higher logistics expenses which were partially offset by improved performance across the turkey manufacturing network and favorable SG&A.

Foodservice

	Quarter Ended			Six Months Ended
In thousands	April 26, 2026	April 27, 2025	% Change	April 26, 2026	April 27, 2025	% Change
Volume (lbs.)	244,307	242,595	0.7	488,726	486,449	0.5
Organic Volume (lbs.)	244,307	242,293	0.8	488,726	486,070	0.5
Net Sales	$996,711	$936,442	6.4	$1,994,937	$1,866,627	6.9
Organic Net Sales	996,711	934,704	6.6	1,994,937	1,864,383	7.0
Segment Profit	155,784	140,633	10.8	312,325	279,459	11.8

Organic net sales growth in the Foodservice segment was broad-based in the second quarter and first six months of fiscal 2026. Organic volume also increased in both periods. Net sales growth for the second quarter and first six months of fiscal 2026 was primarily driven by the customized solutions business, branded pepperoni, and premium prepared proteins. For the first six months of fiscal 2026, notable branded products, including Austin Blues® smoked meats, Hormel® Natural Choice® meats, Fontanini® Italian meats, and Jennie-O® turkey, delivered strong net sales results.

Segment profit increased for the second quarter and first six months of fiscal 2026, primarily driven by net sales performance, which benefited from market-based pricing actions and modest volume growth, despite a challenging operating environment. Segment profit also benefited from improved performance across the turkey manufacturing network.

The Foodservice segment continued to benefit from an extensive range of solutions-based products, its direct-selling organization, and a diverse channel presence during the second quarter and first six months of fiscal 2026.

International

	Quarter Ended			Six Months Ended
In thousands	April 26, 2026	April 27, 2025	% Change	April 26, 2026	April 27, 2025	% Change
Volume (lbs.)	80,536	79,518	1.3	155,997	154,087	1.2
Organic Volume (lbs.)	80,536	79,482	1.3	155,997	154,038	1.3
Net Sales	$186,225	$178,533	4.3	$367,509	$347,028	5.9
Organic Net Sales	186,225	177,972	4.6	367,509	346,358	6.1
Segment Profit	22,135	18,407	20.3	45,046	39,252	14.8

For the International segment, organic volume and organic net sales grew in the second quarter and first six months of fiscal 2026. Organic net sales growth was driven by strong results from SPAM® luncheon meat exports and the China business.

International segment profit increased in the second quarter and the first six months of fiscal 2026, primarily due to strong export performance and growth in China.

Unallocated Income and Expense

	Quarter Ended		Six Months Ended
In thousands	April 26, 2026	April 27, 2025	April 26, 2026	April 27, 2025
Net Unallocated Expense	$127,400	$65,411	$168,698	$126,111
Noncontrolling Interest	(96)	(275)	(127)	(320)

For the second quarter of fiscal 2026, net unallocated expense increased primarily due to the loss on the sale of the whole-bird turkey business. For the first six months of fiscal 2026, net unallocated expense increased as the loss on the sale of the whole-bird turkey business, expenses associated with the corporate restructuring plan, and expenses for a consulting agreement with a former executive (Consulting Agreement). These expenses were partially offset by the gain on the sale of the controlling equity interest in Justin’s, LLC and lapping the loss on the sale of a non-core sow operation in fiscal 2025.

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

Gain or Loss on Sale of Business
In the second quarter of fiscal 2026, the Company completed the sale of its whole-bird turkey business, resulting in a loss on the sale. In the first quarter of fiscal 2026, the Company sold 51% of its equity interest in Justin's, LLC, resulting in a gain on the sale. In the first quarter of fiscal 2025, the Company sold Mountain Prairie, LLC, a non-core sow operation, resulting in a loss on the sale. The Company believes the one-time impacts from these sales are not reflective of the Company’s ongoing operating cost structure, are not indicative of the Company’s core operating performance, and are not meaningful when comparing the Company’s operating performance against that of prior periods. Thus, the Company has adjusted for (i.e., excluded) these impacts.

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

Litigation Settlements
In fiscal 2025, the Company entered into a settlement agreement with certain plaintiffs in an antitrust lawsuit. See Note K - Commitments and Contingencies of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 26, 2025, for additional information.

Corporate Restructuring Plan
In the fourth quarter of fiscal 2025, the Company commenced a corporate restructuring plan, the focus of which is to reduce administrative expenses, improve efficiencies, and align the workforce to the Company’s future needs, while enabling continued investment in the Company’s growth. The costs incurred to execute the corporate restructuring plan and the charges incurred under the program are primarily related to severance and employee benefit costs. Because the Company believes certain charges incurred under the corporate restructuring plan do not reflect future operating costs and are not meaningful when comparing the Company's operating performance against that of prior periods, the Company adjusts for (i.e., excludes) these impacts. See Note R - Restructuring of the Notes to the Consolidated Financial Statements for additional information.

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

	Quarter Ended		Six Months Ended
In thousands, except per share amounts	April 26, 2026	April 27, 2025	April 26, 2026	April 27, 2025
Cost of Products Sold (GAAP)	$2,454,093	$2,414,377	$5,011,835	$4,927,957
Transform and Modernize Initiative(1)	(1,393)	(2,777)	(1,774)	(2,963)
Adjusted Cost of Products Sold (Non-GAAP)	$2,452,701	$2,411,600	$5,010,061	$4,924,994

SG&A (GAAP)	$318,624	$251,432	$560,322	$514,445
Transform and Modernize Initiative(2)	(14,113)	(13,775)	(24,656)	(27,743)
Gain (Loss) on Sale of Business	(61,040)	—	(37,532)	(11,324)
Corporate Restructuring Plan	(55)	—	(8,531)	—
Consulting Agreement	—	—	(7,775)	—
Litigation Settlements	—	—	—	(240)
Adjusted SG&A (Non-GAAP)	$243,416	$237,657	$481,828	$475,138

Operating Income (GAAP)	$217,112	$248,352	$460,809	$476,682
Transform and Modernize Initiative(1)(2)	15,506	16,552	26,430	30,706
(Gain) Loss on Sale of Business	61,040	—	37,532	11,324
Corporate Restructuring Plan	55	—	8,531	—
Consulting Agreement	—	—	7,775	—
Litigation Settlements	—	—	—	240
Adjusted Operating Income (Non-GAAP)	$293,713	$264,903	$541,077	$518,952

Earnings Before Income Taxes (GAAP)	$206,063	$230,489	$440,375	$448,561
Transform and Modernize Initiative(1)(2)	15,506	16,552	26,430	30,706
(Gain) Loss on Sale of Business	61,040	—	37,532	11,324
Corporate Restructuring Plan	55	—	8,531	—
Consulting Agreement	—	—	7,775	—
Litigation Settlements	—	—	—	240
Adjusted Earnings Before Income Taxes (Non-GAAP)	$282,664	$247,040	$520,643	$490,831

Provision for Income Taxes (GAAP)	$48,685	$50,747	$101,227	$98,289
Transform and Modernize Initiative(1)(2)	3,799	3,641	6,475	6,727
(Gain) Loss on Sale of Business	9,982	—	4,223	2,469
Corporate Restructuring Plan	13	—	2,090	—
Consulting Agreement	—	—	—	—
Litigation Settlements	—	—	—	52
Adjusted Provision for Income Taxes (Non-GAAP)	$62,480	$54,388	$114,016	$107,537

Net Earnings Attributable to Hormel Foods Corporation (GAAP)	$157,474	$180,017	$339,274	$350,592
Transform and Modernize Initiative(1)(2)	11,707	12,910	19,955	23,979
(Gain) Loss on Sale of Business	51,058	—	33,309	8,855
Corporate Restructuring Plan	41	—	6,441	—
Consulting Agreement	—	—	7,775	—
Litigation Settlements	—	—	—	188
Adjusted Net Earnings Attributable to Hormel Foods Corporation (Non-GAAP)	$220,280	$192,928	$406,754	$383,615

	Quarter Ended		Six Months Ended
In thousands, except per share amounts	April 26, 2026	April 27, 2025	April 26, 2026	April 27, 2025
Diluted Earnings Per Share (GAAP)	$0.29	$0.33	$0.62	$0.64
Transform and Modernize Initiative(1)(2)	0.02	0.02	0.04	0.04
(Gain) Loss on Sale of Business	0.09	—	0.06	0.02
Corporate Restructuring Plan	—	—	0.01	—
Consulting Agreement	—	—	0.01	—
Litigation Settlements	—	—	—	—
Adjusted Diluted Earnings Per Share (Non-GAAP)	$0.40	$0.35	$0.74	$0.70

	Quarter Ended		Six Months Ended
	April 26, 2026	April 27, 2025	April 26, 2026	April 27, 2025
SG&A as a Percent of Net Sales (GAAP)	10.7%	8.7%	9.3%	8.7%
Transform and Modernize Initiative(2)	(0.5)	(0.5)	(0.4)	(0.5)
Gain (Loss) on Sale of Business	(2.1)	—	(0.6)	(0.2)
Corporate Restructuring Plan	—	—	(0.1)	—
Consulting Agreement	—	—	(0.1)	—
Litigation Settlements	—	—	—	—
Adjusted SG&A as a Percent of Net Sales (Non-GAAP)	8.2%	8.2%	8.0%	8.1%

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

	Quarter Ended
	April 26, 2026	April 27, 2025
In thousands	GAAP	GAAP	Divestiture	Non-GAAP Organic	Non-GAAP % Change
Volume (lbs.)
Retail	663,009	677,277	(3,652)	673,625	(1.6)
Foodservice	244,307	242,595	(302)	242,293	0.8
International	80,536	79,518	(36)	79,482	1.3
Total Volume (lbs.)	987,852	999,390	(3,990)	995,400	(0.8)

Net Sales
Retail	$1,789,665	$1,783,835	$(18,554)	$1,765,281	1.4
Foodservice	996,711	936,442	(1,738)	934,704	6.6
International	186,225	178,533	(561)	177,972	4.6
Total Net Sales	$2,972,600	$2,898,810	$(20,853)	$2,877,957	3.3

	Six Months Ended
	April 26, 2026	April 27, 2025
In thousands	GAAP	GAAP	Divestiture	Non-GAAP Organic	Non-GAAP % Change
Volume (lbs.)
Retail	1,356,893	1,414,162	(5,065)	1,409,097	(3.7)
Foodservice	488,726	486,449	(379)	486,070	0.5
International	155,997	154,087	(49)	154,038	1.3
Total Volume (lbs.)	2,001,616	2,054,698	(5,493)	2,049,205	(2.3)

Net Sales
Retail	$3,637,471	$3,673,968	$(26,474)	$3,647,493	(0.3)
Foodservice	1,994,937	1,866,627	(2,244)	1,864,383	7.0
International	367,509	347,028	(670)	346,358	6.1
Total Net Sales	$5,999,917	$5,887,623	$(29,389)	$5,858,235	2.4

LIQUIDITY AND CAPITAL RESOURCES

When assessing its liquidity and capital resources, the Company evaluates cash and cash equivalents, short-term and long-term investments, income from operations, and borrowing capacity.

Cash Flow Highlights

	Six Months Ended
In thousands	April 26, 2026	April 27, 2025
Cash and Cash Equivalents at End of Period	$826,750	$669,688
Cash Provided by (Used in) Operating Activities	528,153	365,646
Cash Provided by (Used in) Investing Activities	(50,742)	(138,668)
Cash Provided by (Used in) Financing Activities	(325,416)	(292,629)
Increase (Decrease) in Cash and Cash Equivalents	156,072	(72,193)

Cash and cash equivalents increased $156 million during the first six months of fiscal 2026. Cash provided by operating activities was sufficient to cover dividend payments and capital expenditures. The Company also benefited from proceeds from the sale of businesses. During the first six months of fiscal 2025, cash and cash equivalents decreased $72 million as the Company utilized cash on hand to make additional purchases of inventory, capital assets, and energy tax credits as well as fund regular dividend payments. Additional details related to significant drivers of cash flows are provided below.

Cash Provided by (Used in) Operating Activities
•Cash flows from operating activities were impacted by changes in operating assets and liabilities.
–Accounts payable and accrued expenses decreased $59 million and $77 million during the first six months of fiscal 2026 and fiscal 2025, respectively. These decreases were driven by annual incentive payments and livestock and feed deferral payments, which were partially offset by higher marketing accruals. The decrease in fiscal 2026 was also due to the general timing of invoice payments and the decrease in fiscal 2025 also reflected legal settlements.
–Inventory increased $23 million during the first six months of fiscal 2026 compared to an increase of $156 million in the comparable period of the prior year. The increase in inventory during fiscal 2026 was driven by summer and promotional inventory build as well as higher feed and fuel costs impacting raw materials. These increases were partially offset by lower bacon and ham inventory levels. The increase in inventory during fiscal 2025 was driven by intentional seasonal and promotional inventory build, as well as softer sales.
–Accounts receivable decreased $64 million and $71 million during the first six months of fiscal 2026 and fiscal 2025, respectively, primarily due to lower sales compared to the fourth quarter of each respective prior year.

Cash Provided by (Used in) Investing Activities
•Capital expenditures were $151 million and $147 million during the first six months of fiscal 2026 and fiscal 2025, respectively. The largest projects during fiscal 2026 were related to investments in data and technology and capacity expansion at the ambient meat snack facility in Jiaxing, China. Significant projects during fiscal 2025 included the transition from harvest to value-added capacity at the Company's facility in Barron, Wisconsin and investments in data and technology.
•Proceeds from the sale of business were $100 million during the first six months of fiscal 2026 resulting from the sale of the Company’s controlling equity interest in Justin's, LLC and whole-bird turkey business. During the first six months of fiscal

2025 proceeds from the sale of business were $13 million primarily from the sale of the Company's equity interest in Mountain Prairie, LLC.

Cash Provided by (Used in) Financing Activities
•Cash dividends paid to the Company’s shareholders totaled $320 million during the first six months of fiscal 2026, compared to $314 million in the comparable period of fiscal 2025.

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

Dividend Payments
The Company remains committed to providing returns to investors through cash dividends on its common stock. The Company has paid 391 consecutive quarterly dividends since becoming a public company in 1928. On March 23, 2026, the Board of Directors authorized a quarterly dividend for the second quarter of fiscal 2026, of $0.2925 per share, a 1% increase from the prior year.

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

Debt
As of April 26, 2026, the Company’s outstanding debt included an aggregate of $2.9 billion of fixed rate unsecured senior notes due in fiscal 2027, 2028, 2030, and 2051 with interest payable semi-annually. During the first six months of fiscal 2026, the Company made $37 million of interest payments, and the Company expects to make an additional $37 million of interest payments in fiscal 2026 on these notes. In the second quarter of fiscal 2026, $500 million of the notes was reclassified as Current Maturities of Long-term Debt on the Consolidated Condensed Statements of Financial Position as it is payable within one year. See Note N - Long-term Debt and Other Borrowing Arrangements of the Notes to the Consolidated Financial Statements for additional information.

Borrowing Capacity
As a source of short-term financing, the Company maintains a $750 million unsecured revolving credit facility. The maximum commitment under this credit facility may be further increased by $375 million upon the satisfaction of certain conditions. Extensions of credit under the facility may be applied by the Company to refinance existing indebtedness and for working capital and other general corporate purposes, including acquisition funding, and may be made in the form of revolving loans, swing line loans, and letters of credit. The lending commitments under the facility are scheduled to expire on March 25, 2030, at which time the Company will be required to pay in full all obligations then outstanding. As of April 26, 2026, the Company had no outstanding borrowings under this facility.

Debt Covenants
The Company’s debt agreements contain customary terms and conditions including representations, warranties, and covenants. These debt covenants limit the ability of the Company to, among other things, incur debt for borrowed money secured by certain liens, or engage in certain sale and leaseback transactions, and the covenants require the Company to maintain certain consolidated financial ratios. As of April 26, 2026, the Company was in compliance with all covenants in its debt agreements and expects to maintain compliance in the future.

Cash Held by International Subsidiaries
As of April 26, 2026, the Company’s international subsidiaries held $224 million of cash and cash equivalents. During the first quarter of fiscal 2026, the Company repatriated $21 million in cash from international subsidiaries with a one-time distribution.

The Company maintains all undistributed earnings as permanently reinvested. The Company evaluates the balance and uses of cash held internationally based on the needs of the business.

Share Repurchases
The Company is authorized to repurchase 3,677,494 shares of common stock as part of an existing plan approved by the Company’s Board of Directors. Under the share repurchase authorization, the Company may repurchase shares periodically, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The share repurchase authorization has no expiration date. The Company did not repurchase any shares of stock during the first six months of fiscal 2026. The Company continues to evaluate share repurchases as part of its capital allocation strategy.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, which are based on the Company's current assumptions and expectations. These statements are typically accompanied by the words "aim," "anticipate," "believe," "could," “estimate,” "expect," “intend,” "may," "might," “plan,” “project,” "seek," “target,” "will," "would," or similar words or expressions. The principal forward-looking statements in this report include statements regarding the Company's: future financial and operational performance, fiscal 2026 outlook, expectations regarding commodity markets and raw material costs, intentions regarding future dividends, expectations regarding the Company's strategic initiatives, including the T&M initiative and the Company's recent corporate restructuring plan, expectations for the adequacy of and costs associated with the Company's sources of liquidity, expected compliance with debt covenants, expectations regarding its contractual obligations and liabilities, expectations regarding the impact of new accounting pronouncements, expected contributions and payments related to its pension plan, expectations regarding the return on plan assets, expectations regarding the timing and recognition of compensation expenses, and expectations regarding the outcome of, and adequacy of its reserves for, claims, litigation, and the resolution of tax matters.

All such forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended. Although the Company believes there is a reasonable basis for the forward-looking statements, its actual results could be materially different. The most important factors that could cause the Company's actual results to differ from its forward-looking statements include, but are not limited to, risks related to the deterioration of economic conditions; risks related to acquisitions, joint ventures, equity investments, and divestitures; risks and uncertainties associated with intangible assets, including any future goodwill or intangible assets impairment charges; the risk of disruption of operations; the risk that the Company may fail to realize anticipated cost savings or operating profit improvements associated with strategic initiatives, including the T&M initiative and the Company's recent corporate restructuring plan; risk of unfavorable changes in the Company's relationships with third parties; risk of the Company's inability to protect information technology (IT) systems against, or effectively respond to, cyberattacks, security breaches or other IT interruptions; labor relations and labor availability risks; food safety risks; fluctuations in commodity prices and availability of raw materials and other inputs; fluctuations in market demand for the Company's products; risks related to the Company's ability to respond to changing consumer preferences; damage to the Company's reputation or brand image; risks of litigation; risks associated with government regulation; risks related to trade policies, export and import controls, and tariffs; and the other risks and uncertainties described in Item 1A – Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended October 26, 2025. Though the Company has attempted to list comprehensively these important cautionary risk factors, the Company cautions that other factors may in the future prove to be important in affecting the Company’s business or results of operations. Forward-looking statements speak only as of the date they are made, and the Company does not undertake any obligation to update any forward-looking statement except as otherwise required by law.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various forms of market risk as a part of its ongoing business practices including commodity price risk, interest rate risk, foreign currency exchange rate risk, and investment risk among others. The Company may use derivative financial and commodity instruments to manage these risks and does not enter into these instruments for trading or speculative purposes. There have been no material changes in the Company's market risk as disclosed in its Annual Report on Form 10-K for the fiscal year ended October 26, 2025 except as noted below.

Commodity Price Risk: The Company is subject to commodity price risk of various inputs used in the course of its operations. To reduce these exposures and offset the fluctuations caused by changes in market conditions, the Company employs hedging programs for certain commodities including grain, lean hogs, natural gas, and diesel fuel. These hedging programs utilize futures, swaps, and options contracts and are accounted for as cash flow hedges. The fair value of the Company’s cash flow commodity contracts as of April 26, 2026, was $19.9 million. The Company measures its market risk exposure on its cash flow commodity contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices. A 10 percent decrease in the market price would have negatively impacted the fair value of the Company’s cash flow commodity contracts as of April 26, 2026, by $29.7 million, which in turn would have lowered the Company’s future cost on purchased commodities by a similar amount.

Interest Rate Risk: The Company is subject to interest rate risk primarily from changes in fair value of long-term fixed rate debt. The Company’s long-term debt had a fair value of $2.5 billion as of April 26, 2026. The Company measures its market risk exposure of long-term fixed rate debt using a sensitivity analysis, which considers a hypothetical 10 percent change in interest rates. As of April 26, 2026, a 10 percent decrease in interest rates would have positively impacted the fair value of the Company’s long-term debt by $59.4 million. A 10 percent increase would have negatively impacted the long-term debt by $54.9 million.

Foreign Currency Exchange Rate Risk: The fair values of certain Company assets and liabilities are subject to fluctuations in foreign currency exchange rates. The Company’s net asset position in foreign currencies was $0.8 billion as of April 26, 2026, with most of the exposure existing in Chinese yuan, Indonesian rupiah, and Philippine peso. The Company does not use market risk sensitive instruments to manage this risk.

Investment Risk: The Company has corporate-owned life insurance policies classified as trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans. The rabbi trust is invested primarily in fixed income funds. The Company is subject to market risk due to fluctuations in the value of the remaining investments. As of April 26, 2026, the balance of these securities totaled $224.4 million. A hypothetical 10 percent decline in the value of the investments not held in fixed income funds would have negatively impacted the Company’s pre-tax earnings by approximately $11.0 million, while a 10 percent increase in value would have a positive impact of the same amount.

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

With the exception of the order-to-cash implementation described above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the second quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information regarding legal proceedings is available in Note M - Commitments and Contingencies of the Notes to the Consolidated Financial Statements.

Item 1A. RISK FACTORS

The Company’s business, operations, and financial condition are subject to various risks and uncertainties. There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended October 26, 2025.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuer purchases of equity securities in the quarter ended April 26, 2026. On January 29, 2013, the Company’s Board of Directors authorized the repurchase of 10,000,000 shares of its common stock with no expiration date. On January 26, 2016, the Board of Directors approved a two-for-one split of the Company’s common stock to be effective January 27, 2016. As part of the stock split resolution, the number of shares remaining to be repurchased was adjusted proportionately. As of April 26, 2026, the maximum number of shares that may yet be purchased under the repurchase plans or programs is 3,677,494.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

During the fiscal quarter ended April 26, 2026, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as the terms are defined in Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

10.1(1)(3)	Hormel Foods Corporation 2026 Equity and Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.1 to Hormel's Current Report on Form 8-K dated February 2, 2026, File No. 001-02402.)

10.2(1)(3)	Form of Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.2 to Hormel's Current Report on Form 8-K dated February 2, 2026, File No. 001-02402.)

10.3(1)(3)	Form of Stock Option Agreement. (Incorporated by reference to Exhibit 10.3 to Hormel's Current Report on Form 8-K dated February 2, 2026, File No. 001-02402.)

10.4(1)(3)	Form of Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.4 to Hormel's Current Report on Form 8-K dated February 2, 2026, File No. 001-02402.)

10.5(1)(3)	Hormel Foods Corporation Executive Severance Plan. (Incorporated by reference to Exhibit 10.5 to Hormel's Current Report on Form 8-K dated February 2, 2026, File No. 001-02402.)

10.6(1)(3)
Separation Agreement, dated as of February 11, 2026, between Hormel Foods Corporation and Jacinth Smiley. (Incorporated by reference to Exhibit 10.1 to Hormel's Current Report on Form 8-K/A dated February 13, 2026, File No. 001-02402.)

10.7(2)(3)	Hormel Supplemental Executive Retirement Plan (2026 Restatement).

10.8(2)(3)	Hormel Foods Corporation 2026 Nonemployee Director Deferred Stock Subplan.

31.1	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 26, 2026, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Financial Position, (iv) Consolidated Statements of Changes in Shareholders’ Investment, (v) Consolidated Condensed Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 26, 2026, formatted in Inline XBRL (included as Exhibit 101).

(1)	Document has previously been filed with the Securities and Exchange Commission and is incorporated herein by reference.
(2)	These exhibits are transmitted herewith via EDGAR.
(3)	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORMEL FOODS CORPORATION
(Registrant)

Date: May 28, 2026	By:	/s/ PAUL R. KUEHNEMAN
PAUL R. KUEHNEMAN
Interim Chief Financial Officer and Controller
(Duly Authorized Officer and Principal Financial and Accounting Officer)