Form 10-Q
period 2026-07-26
HORMEL FOODS CORP /DE/
filed 2026-08-27
CIK 48465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 26, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 23, 2026
Common Stock	$0.01465	par value	550,350,800
Common Stock Nonvoting	$0.01	par value	0

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Quarter Ended		Nine Months Ended
In thousands, except per share amounts	July 26, 2026	July 27, 2025	July 26, 2026	July 27, 2025
Net Sales	$2,961,333	$3,032,876	$8,961,250	$8,920,499
Cost of Products Sold	2,489,818	2,545,567	7,501,653	7,473,524
Gross Profit	471,515	487,309	1,459,597	1,446,975
Selling, General, and Administrative	323,501	258,713	883,822	773,158
Equity in Earnings of Affiliates	(37,110)	11,153	(4,061)	42,614
Operating Income	110,904	239,748	571,713	716,430
Interest Income	6,661	4,877	19,667	18,596
Interest Expense	19,635	19,461	59,185	58,438
Other Income (Expense), Net	5,227	11,350	11,336	8,488
Earnings Before Income Taxes	103,157	236,514	543,531	685,076
Provision for Income Taxes	43,638	52,818	144,865	151,107
Net Earnings	59,519	183,696	398,666	533,968
Less: Net Earnings (Loss) Attributable to Noncontrolling Interest	(55)	(46)	(182)	(366)
Net Earnings Attributable to Hormel Foods Corporation	$59,573	$183,742	$398,848	$534,334

Net Earnings Per Share:
Basic	$0.11	$0.33	$0.72	$0.97
Diluted	$0.11	$0.33	$0.72	$0.97

Weighted-average Shares Outstanding:
Basic	550,675	550,408	550,572	550,048
Diluted	551,074	550,723	550,898	550,396

See accompanying Notes to the Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

	Quarter Ended		Nine Months Ended
In thousands	July 26, 2026	July 27, 2025	July 26, 2026	July 27, 2025
Net Earnings	$59,519	$183,696	$398,666	$533,968
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(9,913)	16,772	(5,685)	(38,427)
Pension and Other Benefits	1,513	2,523	4,557	7,431
Derivatives and Hedging	(3,453)	(1,190)	7,037	10,788
Equity Method Investments	2,456	5,756	390	8,132
Total Other Comprehensive Income (Loss)	(9,396)	23,861	6,298	(12,075)
Comprehensive Income	50,123	207,557	404,964	521,893
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	(535)	221	(623)	(766)
Comprehensive Income Attributable to Hormel Foods Corporation	$50,658	$207,337	$405,587	$522,660

See accompanying Notes to the Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Unaudited

In thousands, except share and per share amounts	July 26, 2026	October 26, 2025
Assets
Cash and Cash Equivalents	$839,639	$670,679
Short-term Marketable Securities	28,807	32,909
Accounts and Other Receivables, Net	733,460	813,989
Inventories	1,801,567	1,747,279
Taxes Receivable	58,688	96,791
Prepaid Expenses and Other Current Assets	53,420	44,010
Assets Held for Sale	10,659	—
Total Current Assets	3,526,238	3,405,656
Goodwill	4,867,763	4,924,087
Intangible Assets	1,572,850	1,647,297
Pension Assets	204,135	211,826
Investments in Affiliates	527,864	533,984
Other Assets	430,139	431,500
Property, Plant, and Equipment, Net	2,163,025	2,238,770
Total Assets	$13,292,014	$13,393,119
Liabilities and Shareholders’ Investment
Accounts Payable	$677,999	$731,578
Accrued Expenses	93,155	55,772
Accrued Marketing Expenses	133,313	113,947
Employee-related Expenses	250,072	273,402
Interest and Dividends Payable	175,646	180,700
Taxes Payable	10,690	18,752
Current Maturities of Long-term Debt	505,634	6,646
Liabilities Held for Sale	27,483	—
Total Current Liabilities	1,873,991	1,380,796
Long-term Debt Less Current Maturities	2,349,489	2,850,778
Pension and Postretirement Benefits	351,174	358,984
Deferred Income Taxes	653,360	661,349
Other Long-term Liabilities	204,345	225,397
Shareholders’ Investment
Preferred Stock, Par Value $0.01 a Share — Authorized 160,000,000 Shares; Issued — None	—	—
Common Stock, Nonvoting, Par Value $0.01 a Share — Authorized 400,000,000 Shares; Issued — None	—	—
Common Stock, Par Value $0.01465 a Share — Authorized 1,600,000,000 Shares; Issued 550,343,149 and 550,107,260 Shares, respectively	8,063	8,059
Additional Paid-in Capital	640,472	620,069
Accumulated Other Comprehensive Loss	(236,907)	(243,646)
Retained Earnings	7,431,817	7,516,690
Hormel Foods Corporation Shareholders’ Investment	7,843,444	7,901,171
Noncontrolling Interest	16,210	14,644
Total Shareholders’ Investment	7,859,654	7,915,815
Total Liabilities and Shareholders’ Investment	$13,292,014	$13,393,119

See accompanying Notes to the Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT
Unaudited

	Quarter Ended July 27, 2025
	Hormel Foods Corporation Shareholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Investment
In thousands, except per share amounts	Shares	Amount	Shares	Amount
Balance at April 27, 2025	549,888	$8,056	—	$—	$614,189	$7,708,693	$(298,601)	$9,604	$8,041,941
Net Earnings (Loss)						183,742		(46)	183,696
Other Comprehensive Income (Loss)							23,595	266	23,861
Stock-based Compensation Expense	(9)	—			4,853				4,852
Exercise of Stock-based Compensation Awards, Net of Withholding Taxes	120	2			(1,785)				(1,784)
Declared Dividends – $0.2900 per Share					342	(159,817)			(159,475)
Balance at July 27, 2025	549,998	$8,057	—	$—	$617,598	$7,732,618	$(275,006)	$9,824	$8,093,092

	Quarter Ended July 26, 2026
	Hormel Foods Corporation Shareholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
In thousands, except per share amounts	Shares	Amount	Shares	Amount
Balance at April 26, 2026	550,302	$8,062	—	$—	$635,677	$7,533,573	$(227,991)	$14,556	$7,963,876
Net Earnings (Loss)						59,573		(55)	59,519
Other Comprehensive Income (Loss)							(8,916)	(480)	(9,396)
Contribution from Noncontrolling Interest								2,189	2,189
Stock-based Compensation Expense	—	—			4,848				4,848
Exercise of Stock-based Compensation Awards, Net of Withholding Taxes	41	1			(418)				(418)
Declared Dividends – $0.2925 per Share					365	(161,329)			(160,964)
Balance at July 26, 2026	550,343	$8,063	—	$—	$640,472	$7,431,817	$(236,907)	$16,210	$7,859,654

See accompanying Notes to the Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ INVESTMENT
Unaudited

	Nine Months Ended July 27, 2025
	Hormel Foods Corporation Shareholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Investment
In thousands, except per share amounts	Shares	Amount	Shares	Amount
Balance at October 27, 2024	548,605	$8,037	—	$—	$571,178	$7,677,537	$(263,331)	$10,590	$8,004,011
Net Earnings (Loss)						534,334		(366)	533,968
Other Comprehensive Income (Loss)							(11,675)	(400)	(12,075)
Stock-based Compensation Expense	45	1			21,386				21,387
Exercise of Stock-based Compensation Awards, Net of Withholding Taxes	1,348	20			24,038				24,057
Declared Dividends – $0.8700 per Share					996	(479,252)			(478,257)
Balance at July 27, 2025	549,998	$8,057	—	$—	$617,598	$7,732,618	$(275,006)	$9,824	$8,093,092

	Nine Months Ended July 26, 2026
	Hormel Foods Corporation Shareholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Investment
In thousands, except per share amounts	Shares	Amount	Shares	Amount
Balance at October 26, 2025	550,107	$8,059	—	$—	$620,069	$7,516,690	$(243,646)	$14,644	$7,915,815
Net Earnings (Loss)						398,848		(182)	398,666
Other Comprehensive Income (Loss)							6,739	(441)	6,298
Contribution from Noncontrolling Interest								2,189	2,189
Stock-based Compensation Expense	65	1			21,292				21,293
Exercise of Stock-based Compensation Awards, Net of Withholding Taxes	170	3			(1,747)				(1,744)
Declared Dividends – $0.8775 per Share					857	(483,720)			(482,863)
Balance at July 26, 2026	550,343	$8,063	—	$—	$640,472	$7,431,817	$(236,907)	$16,210	$7,859,654

See accompanying Notes to the Consolidated Financial Statements

HORMEL FOODS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended
In thousands	July 26, 2026	July 27, 2025
Operating Activities
Net Earnings	$398,666	$533,968
Adjustments to Reconcile to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	202,348	194,527
Equity in Earnings of Affiliates	4,061	(42,614)
Distributions Received from Equity Method Investees	31,500	38,847
Provision for Deferred Income Taxes	(8,219)	(1,405)
Non-cash Investment Activities	(7,618)	(9,181)
Stock-based Compensation Expense	21,293	21,387
Operating Lease Cost	32,558	30,473
Loss (Gain) on Divestitures	94,085	10,800
Other Non-cash, Net	(33)	552
Changes in Operating Assets and Liabilities, Net of Divestitures:
Decrease (Increase) in Accounts Receivable	86,133	51,790
Decrease (Increase) in Inventories	(80,543)	(247,084)
Decrease (Increase) in Prepaid Expenses and Other Assets	(1,137)	3,443
Increase (Decrease) in Pension and Postretirement Benefits	7,232	30,356
Increase (Decrease) in Accounts Payable and Accrued Expenses	(36,802)	(100,437)
Increase (Decrease) in Net Income Taxes Payable	25,227	6,921
Net Cash Provided by (Used in) Operating Activities	768,752	522,345
Investing Activities
Net Sale (Purchase) of Securities	3,372	(6,170)
Proceeds from Sale of Business	97,056	13,139
Purchases of Property, Plant, and Equipment	(219,331)	(219,444)
Proceeds from Sales of Property, Plant, and Equipment	3,013	91
Proceeds from (Purchases of) Affiliates and Other Investments	(5,316)	(3,283)
Proceeds from Company-owned Life Insurance	8,939	10,676
Net Cash Provided by (Used in) Investing Activities	(112,267)	(204,991)
Financing Activities
Repayments of Long-term Debt and Finance Leases	(5,425)	(6,250)
Dividends Paid on Common Stock	(481,401)	(473,692)
Proceeds from Stock-based Compensation Plans, Net of Withholding Taxes	(1,744)	24,057
Proceeds from Noncontrolling Interest	135	—
Net Cash Provided by (Used in) Financing Activities	(488,435)	(455,884)
Effect of Exchange Rate Changes on Cash	5,368	(4,161)
Increase (Decrease) in Cash, Cash Equivalents, and Cash Held for Sale	173,417	(142,692)
Cash, Cash Equivalents, and Cash Held for Sale at Beginning of Year	670,679	741,881
Cash, Cash Equivalents, and Cash Held for Sale at End of Period	844,095	599,189
Less: Cash Held for Sale	4,457	—
Cash and Cash Equivalents at End of Period	$839,639	$599,189

Supplemental Non-cash Investing and Financing Activities:
Purchases of Property, Plant, and Equipment Included in Accounts Payable	$24,453	$31,147
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

Assets Held for Sale: The Company classifies assets as held for sale when all held for sale criteria have been met per U.S. GAAP. The Company presents held for sale assets and liabilities of disposal groups separately on the Company's Consolidated Statements of Financial Position. Depreciation and amortization cease to be recorded for disposal groups classified as held for sale. The net assets of the disposal group held for sale are recorded at the lower of carrying value or fair value, less expected costs to sell, with any loss recorded in the period in which held for sale criteria are met. The Company assesses subsequent changes in the fair value, less expected costs to sell, of a disposal group each period it remains classified as held for sale and recognizes the change as an adjustment to the carrying value of the disposal group, with any subsequent gains limited to the cumulative impairment losses previously recognized.

The Company recognizes valuation losses and subsequent gains on held for sale disposal groups in Selling, General, and Administrative on the Consolidated Statements of Operations and presents the non-cash adjustments in Loss (Gain) on Divestitures in the Consolidated Condensed Statements of Cash Flows. See additional discussion regarding the Company's assets held for sale in Note B - Acquisitions and Divestitures.

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

NOTE B - ACQUISITIONS AND DIVESTITURES

Assets and Liabilities Held for Sale:

Brazil Transaction: During the third quarter of fiscal year 2026, the Company entered into a definitive agreement for the sale of its operations in Brazil, operated under the Ceratti® brand, to Zanchetta Alimentos LTDA. Accordingly, the assets and liabilities associated with the Brazil business were classified as held for sale as of July 26, 2026. The Company recognized a non-cash, pre-tax valuation loss of $56.1 million to value the disposal group at its fair value less costs to sell, which includes the impact of accumulated foreign currency translation losses that will be recognized in earnings upon sale. The valuation loss reduced the value of Assets Held for Sale and was recorded in Selling, General, and Administrative.

The components of Assets Held for Sale and Liabilities Held for Sale are as follows:

In thousands	July 26, 2026
Cash and Cash Equivalents	$4,457
Accounts and Other Receivables, Net	13,269
Inventories	6,898
Taxes Receivable	742
Prepaid Expenses and Other Current Assets	6,422
Goodwill	4,470
Intangible Assets	9,804
Other Assets	11,562
Property, Plant, and Equipment, Net	9,183
Gross Assets Held for Sale	66,807
Reserve for Assets Held for Sale	(56,149)
Assets Held for Sale	$10,659

Accounts Payable	$6,414
Accrued Expenses	3,661
Employee-related Expenses	2,734
Taxes Payable	988
Pension and Postretirement Benefits	1,378
Deferred Income Taxes	3,363
Other Long-term Liabilities	8,944
Liabilities Held for Sale	$27,483

The Brazil divestiture was finalized on July 31, 2026, subsequent to the end of the third quarter. The Company received cash proceeds of $22.1 million from the sale, and expects the reserve for assets held for sale recognized as of July 26, 2026 to materially represent the loss on the sale. Results of operations for the Brazil business were reflected in the International segment.

Divestitures:

Whole-bird Turkey Transaction: On April 24, 2026, the Company completed the sale of its whole-bird turkey business to Willmar Poultry Innovations, LLC, a subsidiary of Life-Science Innovations, for $61.2 million including cash proceeds of $21.2 million and a secured promissory note with a face value of $40.0 million. Refer to Note F - Notes Receivable for additional information on the secured promissory note. The divestiture resulted in a pre-tax loss of $60.8 million, including transaction costs, which was recognized in Selling, General, and Administrative.

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

Justin's, LLC Transaction: On December 15, 2025, the Company sold 51% of its equity interest in Justin's, LLC and related assets to Forward Consumer Partners, LLC for cash proceeds of $75.8 million. As a result of the transaction, the Company no longer holds a controlling financial interest in Justin's, LLC, resulting in deconsolidation. The sale resulted in a pre-tax gain of $22.0 million, which was recognized in Selling, General, and Administrative. Results of operations for Justin's, LLC were primarily reflected in the Retail segment prior to deconsolidation.

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

NOTE C - GOODWILL AND INTANGIBLE ASSETS

Goodwill: The change in the carrying amount of goodwill for the nine months ended July 26, 2026, is:

In thousands	Retail	Foodservice	International	Total
Balance at October 26, 2025	$2,916,796	$1,748,355	$258,936	$4,924,087
Goodwill Sold(1)	(53,086)	(1,330)	—	(54,416)
Goodwill Reclassified to Assets Held for Sale(2)	—	—	(4,470)	(4,470)
Foreign Currency Translation	—	—	2,563	2,563
Balance at July 26, 2026	$2,863,709	$1,747,025	$257,028	$4,867,763
(1)    Goodwill sold during fiscal 2026 was due to the sale of the Company's controlling equity interest in Justin's, LLC ($34.9 million) and the divestiture of the whole-bird turkey business ($19.5 million). See Note B - Acquisitions and Divestitures for additional information.
(2)    Goodwill reclassified to assets held for sale in the third quarter of fiscal 2026 relates to the Brazil divestiture. See Note B - Acquisitions and Divestitures for additional information.

Intangible Assets: The Company's intangible assets by type are:

	July 26, 2026			October 26, 2025
In thousands	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived Intangible Assets
Customer Relationships	$99,017	$(55,251)	$43,766	$134,328	$(78,565)	$55,763
Other Definite-lived Intangibles	59,095	(27,450)	31,644	59,445	(24,620)	34,824
Trade Names/Trademarks	—	—	—	6,210	(6,210)	—
Foreign Currency Translation	—	—	—	—	(4,476)	(4,476)
Total Definite-lived Intangible Assets	$158,112	$(82,701)	$75,411	$199,982	$(113,872)	$86,111
Indefinite-lived Intangible Assets
Brands/Trade Names/Trademarks(1)			$1,497,439			$1,567,623
Foreign Currency Translation			—			(6,437)
Total Indefinite-lived Intangible Assets			1,497,439			1,561,186
Total Intangible Assets			$1,572,850			$1,647,297
(1)    In the third quarter of fiscal 2026, an indefinite-lived trade name associated with the Brazil divestiture was reclassified to assets held for sale ($9.7 million). Due to the sale of the Company's controlling equity interest in Justin's, LLC in the first quarter of fiscal 2026, the related indefinite‑lived trade name was derecognized ($54.3 million). See Note B - Acquisitions and Divestitures for additional information.

Amortization expense on intangible assets is as follows:

	Quarter Ended		Nine Months Ended
In thousands	July 26, 2026	July 27, 2025	July 26, 2026	July 27, 2025
Amortization Expense	$3,020	$3,797	$9,103	$11,215

Estimated annual amortization expense on intangible assets for the five fiscal years after October 26, 2025, is as follows:

In thousands	Amortization Expense
2026	$11,973
2027	11,685
2028	10,773
2029	9,511
2030	9,326

NOTE D - INVESTMENTS IN AFFILIATES

Ownership: As of July 26, 2026, the Company's equity method investments include:

	Segment	Ownership Percentage
MegaMex Foods, LLC	Retail	50%
Joy Topco, L.P.(1)	Retail	49%
The Purefoods - Hormel Company, Inc.	International	40%
PT Garudafood Putra Putri Jaya Tbk. (Garudafood)	International	30%
Okinawa Hormel Ltd.	International	26%
Corporate Venturing Investments	n/a	26% - 43%
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

Distributions: Distributions received from equity method investees consists of:

In thousands	Quarter Ended		Nine Months Ended
	July 26, 2026	July 27, 2025	July 26, 2026	July 27, 2025
Distributions	$12,199	$12,703	$31,500	$38,847

Basis Difference: The initial and unamortized basis differences as of July 26, 2026, are:

In thousands	Initial Basis Difference	Unamortized Basis Difference
Garudafood(1)	$324,828	$77,646
MegaMex Foods, LLC	21,273	6,971
(1)    The Garudafood remaining unamortized basis difference includes the impact of foreign currency translation and impairments.

Fair Value: The fair value of the common stock held in Garudafood was $183.6 million as of July 24, 2026, based on the closing market price on the Indonesia Stock Exchange and converted to U.S. dollars. The Company's other equity method investments do not have readily determinable fair values.

Impairment Charges: In connection with the preparation of the Company's consolidated financial statements, the Company initiated an impairment review of its investment in Garudafood in the third quarter of fiscal 2026. While the investment has continued to provide positive equity in earnings and the Company continues to consider Garudafood a long-term strategic partner, the severity and duration of the excess carrying value compared to its fair value, driven primarily by continued declines in Garudafood's quoted market price, indicated that the decline in value was no longer believed to be temporary. As a result, the Company recorded a $48.2 million impairment charge to reduce the carrying amount of the investment to its estimated fair value. Fair value was determined based on Garudafood's unadjusted quoted market price, a Level 1 input. The impairment charge is reflected in Equity in Earnings of Affiliates within the International segment. The remaining carrying value of the Garudafood investment is $183.6 million.

Transactions: The Company has agreements with its equity method investments which, in some cases, result in amounts due to or due from these parties. The amounts due to equity method investees were $37.0 million and $38.8 million as of July 26, 2026, and October 26, 2025, respectively. The amounts due from equity method investees were $8.7 million and $11.9 million as of July 26, 2026, and October 26, 2025, respectively.

NOTE E - BALANCE SHEET INFORMATION

Additional information related to the Consolidated Statements of Financial Position is as follows:

In thousands	July 26, 2026	October 26, 2025
Accounts and Other Receivables, Net
Trade Accounts(1)	$709,742	$788,514
Other(2)	27,559	29,218
Total Receivables	737,302	817,731
Allowance for Credit Losses	(3,842)	(3,743)
Accounts and Other Receivables, Net	$733,460	$813,989

In thousands	July 26, 2026	October 26, 2025
Inventories
Finished Products	$1,056,902	$1,055,472
Raw Materials and Work-in-Process	448,044	414,436
Operating Supplies	155,559	142,643
Maintenance Materials and Parts	141,062	134,729
Total Inventories	$1,801,567	$1,747,279

Property, Plant, and Equipment, Net
Land	$75,321	$74,710
Buildings	1,475,153	1,537,276
Equipment	3,025,395	3,014,677
Construction in Progress	289,745	286,466
Allowance for Depreciation	(2,702,589)	(2,674,359)
Property, Plant, and Equipment, Net	$2,163,025	$2,238,770
(1)    Trade accounts receivable represents amounts billed and outstanding from customers in the ordinary course of business.
(2)    Other receivables consists of miscellaneous amounts due to the Company such as insurance and other contractual proceeds or reimbursements. As of July 26, 2026, other receivables also includes the current portion of a secured promissory note related to the divestiture of the whole-bird turkey business.

Assets held for sale are excluded from the information above. See Note B - Acquisitions and Divestitures for additional detail.

Concentration of Credit Risk: The Company is exposed to credit risk from its customers. The Company regularly assesses the credit worthiness of its customers. As of July 26, 2026, one customer accounted for more than 10 percent of net accounts receivable.

NOTE F - NOTES RECEIVABLE

In connection with the sale of the whole-bird turkey business on April 24, 2026, the Company received a $40.0 million secured promissory note that matures on December 31, 2030, and bears interest at a rate of 6% per annum. Principal and interest payments are to be made in equal annual installments beginning December 31, 2026. The Company determined the fair value of the note approximated face value at inception and no premium or discount was recognized. The note is accounted for at amortized cost and interest income is recognized using the effective interest method. The total carrying value of the note, including accrued interest, was $40.6 million as of July 26, 2026. The current and long-term portions of the note were reflected in Accounts and Other Receivables, Net and Other Assets, respectively. The Company evaluated the note for expected credit losses and concluded that the allowance was immaterial as of July 26, 2026.

NOTE G - DERIVATIVES AND HEDGING

The Company uses hedging programs to manage risk associated with various commodity purchases and interest rates. These programs utilize futures, swaps, and options contracts to manage the Company’s exposure to market fluctuations.

Cash Flow Commodity Hedges: The Company uses futures, swaps, and options contracts to offset price fluctuations in the Company’s future purchases of grain, lean hogs, natural gas, diesel fuel, and aluminum. These contracts are designated as cash flow hedges; therefore, the related gains or losses are reported in Accumulated Other Comprehensive Loss (AOCL) and reclassified into earnings, through Cost of Products Sold, in the periods in which the hedged transactions affect earnings. The Company typically does not hedge its grain, natural gas, diesel fuel, or aluminum exposure beyond two fiscal years and its lean hog exposure beyond one fiscal year.

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

Other Derivatives: The Company holds certain futures and swap contracts to manage the Company’s exposure to fluctuations in grain and pork commodity markets for which it has not applied hedge accounting. Activity related to derivatives not designated for hedge accounting was immaterial to the consolidated financial statements during the quarter and nine months ended July 26, 2026, and July 27, 2025.

Volume: The Company’s outstanding contracts related to its commodity hedging programs include:

In millions	July 26, 2026		October 26, 2025
Corn	32.1	bushels	27.4	bushels
Lean Hogs	207.6	pounds	188.6	pounds
Natural Gas	3.4	MMBtu	3.6	MMBtu
Diesel Fuel	6.9	gallons	7.5	gallons
Aluminum	3.9	pounds	—	pounds

Fair Value of Derivatives: The gross fair values of the Company’s derivative instruments designated as hedges are:

	July 26, 2026		October 26, 2025
In thousands	Assets	Liabilities	Assets	Liabilities
Gross Fair Value of Commodity Contracts	$20,425	$(4,650)	$9,862	$(4,243)
Counterparty and Collateral Netting Offset(1)	(3,538)	4,650	304	4,243
Amounts Recognized in Prepaid Expenses and Other Current Assets	$16,887	$—	$10,166	$—
(1)    Per the terms of the Company’s master netting arrangements, the gross fair value of the Company’s commodity contracts was offset by the right to reclaim net cash collateral of $1.1 million (including cash payable of $5.8 million and $6.9 million of realized gain) as of July 26, 2026, and the right to reclaim net cash collateral of $4.5 million (including cash payable of $5.5 million and $10.1 million of realized gain) as of October 26, 2025.

Fair Value Hedge - Assets (Liabilities): The carrying amount of the Company’s fair value hedged assets (liabilities) are:

In thousands	Location on Consolidated Statements of Financial Position	July 26, 2026	October 26, 2025
Commodity Contracts	Accounts Payable(1)	$1,091	$(157)
(1)    Represents the carrying amount of fair value hedged assets and liabilities, which are offset by other assets included in master netting arrangements described above.

Accumulated Other Comprehensive Loss Impact: As of July 26, 2026, the Company included in AOCL pre-tax hedging gains of $15.5 million on commodity contracts and gains of $9.8 million related to interest rate settled positions. The Company expects to recognize the majority of the gains on commodity contracts over the next twelve months. Gains on interest rate contracts offset the hedged interest payments over the tenor of the associated debt instruments.

The pre-tax gains (losses) recognized in AOCL related to the Company’s derivative instruments are:

	Quarter Ended		Nine Months Ended
In thousands	July 26, 2026	July 27, 2025	July 26, 2026	July 27, 2025
Commodity Contracts	$(2,294)	$3,038	$20,167	$16,038
Excluded Component(1)	(37)	39	(52)	(143)
(1)    Represents the time value of commodity options excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in AOCL.

The pre-tax gains (losses) reclassified from AOCL into earnings related to the Company’s derivative instruments are:

	Location on Consolidated Statements of Operations	Quarter Ended		Nine Months Ended
In thousands		July 26, 2026	July 27, 2025	July 26, 2026	July 27, 2025
Commodity Contracts	Cost of Products Sold	$2,002	$4,361	$10,106	$894
Interest Rate Contracts	Interest Expense	247	247	741	741

See Note I - Accumulated Other Comprehensive Loss for the after-tax impact of these gains or losses on Net Earnings.

Consolidated Statements of Operations Impact: The effect of pre-tax gains (losses) related to the Company’s derivative instruments are:

	Quarter Ended		Nine Months Ended
In thousands	July 26, 2026	July 27, 2025	July 26, 2026	July 27, 2025
Net Earnings Attributable to Hormel Foods Corporation	$59,573	$183,742	$398,848	$534,334

Cash Flow Hedges - Commodity Contracts
Gain (Loss) Reclassified from AOCL	2,002	4,361	10,106	894
Amortization of Excluded Component from Options	(214)	(237)	(662)	(656)
Fair Value Hedges - Commodity Contracts
Gain (Loss) on Commodity Futures(1)	1,469	679	1,592	1,812
Total Gain (Loss) on Commodity Contracts	3,256	4,802	11,037	2,050

Cash Flow Hedges - Interest Rate Contracts
Gain (Loss) Reclassified from AOCL	247	247	741	741
Total Gain (Loss) on Interest Rate Contracts	247	247	741	741

Total Gain (Loss) Recognized in Earnings	$3,503	$5,050	$11,778	$2,791
(1)    Represents gains or losses on commodity contracts designated as fair value hedges that were closed during the quarter and nine months ended July 26, 2026, and July 27, 2025, which were offset by a corresponding gain or loss on the underlying hedged purchase commitment. Additional gains or losses related to changes in the fair value of open commodity contracts, along with the offsetting gain or loss on the hedged purchase commitment, are also marked-to-market through earnings with no impact on a net basis.

NOTE H - PENSION AND OTHER POSTRETIREMENT BENEFITS

Net periodic cost of defined benefit plans consists of:

	Pension Benefits
	Quarter Ended		Nine Months Ended
In thousands	July 26, 2026	July 27, 2025	July 26, 2026	July 27, 2025
Service Cost	$10,034	$11,973	$30,101	$35,920
Interest Cost	18,066	17,646	54,197	52,938
Expected Return on Plan Assets	(22,351)	(21,737)	(67,052)	(65,211)
Amortization of Prior Service Cost (Credit)	128	319	384	958
Recognized Actuarial Loss (Gain)	2,190	3,014	6,570	9,041
Net Periodic Cost	$8,067	$11,215	$24,201	$33,646

	Postretirement Benefits
	Quarter Ended		Nine Months Ended
In thousands	July 26, 2026	July 27, 2025	July 26, 2026	July 27, 2025
Service Cost	$35	$41	$105	$124
Interest Cost	2,203	2,480	6,607	7,438
Amortization of Prior Service Cost (Credit)	(8)	(6)	(21)	(18)
Recognized Actuarial Loss (Gain)	(307)	(40)	(922)	(120)
Net Periodic Cost	$1,924	$2,475	$5,768	$7,425

NOTE I - ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of Accumulated Other Comprehensive Loss are as follows:

In thousands	Foreign Currency Translation	Pension & Other Benefits		Derivatives & Hedging		Equity Method Investments		Accumulated Other Comprehensive Loss
Balance at April 26, 2026	$(110,243)	$(139,973)		$22,527		$(303)		$(227,991)
Unrecognized Gains (Losses)	—			—
Gross	(9,432)	4		(2,331)		3,947		(7,813)
Tax Effect	—	—		572		—		572
Reclassification into Net Earnings	—	—		—				—
Gross	—	2,003	(1)	(2,249)	(2)	(1,491)	(3)	(1,736)
Tax Effect	—	(493)		555		—		62
Change Net of Tax	(9,432)	1,513		(3,453)		2,456		(8,916)
Balance at July 26, 2026	$(119,675)	$(138,460)		$19,074		$2,153		$(236,907)

Balance at October 26, 2025	$(114,431)	$(143,017)		$12,038		$1,763		$(243,646)
Unrecognized Gains (Losses)
Gross	(5,245)	26		20,115		4,096		18,993
Tax Effect	—	—		(4,904)		—		(4,904)
Reclassification into Net Earnings
Gross	—	6,011	(1)	(10,847)	(2)	(3,706)	(3)	(8,543)
Tax Effect	—	(1,480)		2,673		—		1,192
Change Net of Tax	(5,245)	4,557		7,037		390		6,739
Balance at July 26, 2026	$(119,675)	$(138,460)		$19,074		$2,153		$(236,907)
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

	Fair Value Measurements at July 26, 2026
In thousands	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Short-term Marketable Securities	$28,807	$6,234	$22,573	$—
Rabbi Trust	218,927	—	218,927	—
Commodity Derivatives	20,425	11,439	8,986	—
Total Assets at Fair Value	$268,158	$17,673	$250,485	$—
Liabilities at Fair Value
Deferred Compensation	$61,103	$—	$61,103	$—
Commodity Derivatives	4,785	2,558	2,227	—
Total Liabilities at Fair Value	$65,888	$2,558	$63,330	$—

	Fair Value Measurements at October 26, 2025
In thousands	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value
Short-term Marketable Securities	$32,909	$6,944	$25,965	$—
Rabbi Trust	219,197	—	219,197	—
Commodity Derivatives	9,888	9,212	676	—
Total Assets at Fair Value	$261,994	$16,156	$245,838	$—
Liabilities at Fair Value
Deferred Compensation	$63,582	$—	$63,582	$—
Commodity Derivatives	4,291	3,436	855	—
Total Liabilities at Fair Value	$67,873	$3,436	$64,437	$—

The following methods and assumptions were used to estimate the fair value of the financial assets and liabilities above:

Short-term Marketable Securities: The Company holds securities as part of a portfolio maintained to generate investment income. The portfolio is managed by a third party who is responsible for daily trading activities, and all assets within the portfolio are highly liquid. The equities, U.S. government securities, and money market funds held by the portfolio are classified as Level 1. The current investment portfolio also includes corporate bonds and other asset-backed securities for which there is an active, quoted market. Market prices are obtained from a variety of industry providers, large financial institutions, and other third-party sources to calculate a representative daily market value, and therefore, these securities are classified as Level 2.

Rabbi Trust: The Company maintains a rabbi trust that holds life insurance policies to fund certain supplemental executive retirement plans and deferred compensation plans. The rabbi trust is valued based on the insurance policies' cash surrender value and the fair value of the underlying investments. These policies are classified as Level 2. During the quarter and nine months ended July 26, 2026, investments held by the rabbi trust generated gains of $3.2 million and $8.3 million, respectively, compared to gains of $9.7 million and $8.6 million, respectively, for the quarter and nine months ended July 27, 2025.

Deferred Compensation: Under the Company’s deferred compensation plans, participants can defer certain types of compensation and direct their account balances into various investment alternatives. Liabilities of the Company’s deferred compensation plans are measured at amounts due to participants, based on the fair value of participants' selected investments. These liabilities are classified as Level 2.

Commodity Derivatives: The Company’s commodity derivatives consist of futures, swaps, and options contracts used to manage commodity price risk. Exchange-traded contracts are classified as Level 1 and valued using quoted market prices. Over-the-counter contracts are classified as Level 2 and valued using observable market-based inputs. All derivatives are reviewed for potential credit risk and risk of nonperformance. See Note G - Derivatives and Hedging for additional information.

The Company’s financial assets and liabilities also include cash and cash equivalents, accounts and other receivables, accounts payable, and other liabilities, for which carrying value approximates fair value as they are generally short‑term in nature or otherwise expected to be settled at amounts that would not differ materially from fair value. The Company does not carry its long-term debt at fair value on the Consolidated Statements of Financial Position. The fair value of long-term debt, utilizing discounted cash flows (Level 2), was $2.5 billion as of July 26, 2026, and $2.6 billion as of October 26, 2025. See Note L - Long-term Debt and Other Borrowing Arrangements for additional information.

Nonrecurring Fair Value Measurements: The Company may be required to measure certain nonfinancial assets and liabilities including goodwill, intangible assets, equity method investments, and property, plant, and equipment at fair value on a nonrecurring basis.

During the quarter ended July 26, 2026, the Company recorded a non-cash, pre-tax valuation loss associated with its operations in Brazil which were classified as held for sale. The Company determined the fair value of the disposal group as its fair value, less expected costs to sell, using the negotiated purchase price (Level 2) and including the impact of accumulated foreign currency translation losses that will be recognized in earnings upon sale. See Note B - Acquisitions and Divestitures for additional information.

During the quarter ended July 26, 2026, the Company recorded a $48.2 million impairment charge on an equity method investment. Fair value was determined using the unadjusted quoted market price (Level 1). See Note D - Investments in Affiliates for additional information.

There were no other material remeasurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the quarter and nine months ended July 26, 2026, and July 27, 2025.

NOTE K - COMMITMENTS AND CONTINGENCIES

Commitments: During the quarter and nine months ended July 26, 2026, there were no material changes outside the ordinary course of business to the purchase commitments and other commitments and guarantees last disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 26, 2025.

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

Turkey Antitrust Litigation: Beginning in December 2019, a series of class action complaints were filed against the Company, as well as several other turkey-processing companies and a benchmarking service called Agri Stats, in the U.S. District Court for the Northern District of Illinois styled In re Turkey Antitrust Litigation. The plaintiffs allege, among other things, that from at least 2010 to 2017, the defendants conspired and combined to fix, raise, maintain, and stabilize the price of turkey products—including through the use of Agri Stats—in violation of federal antitrust laws. The complaints on behalf of the class of indirect purchasers also include causes of action under various state unfair competition laws, consumer protection laws, and unjust enrichment common laws. The plaintiffs seek treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees. Since the original filing, certain direct-action plaintiffs have opted out of class treatment and are proceeding with individual direct actions making similar claims, and others may do so in the future. Although the Company strongly denies liability, continues to deny the allegations asserted, and believes it has valid defenses, to avoid the uncertainty, risk, expense, and distraction of continued litigation, the Company executed a settlement agreement providing for payment by the Company to the class of direct purchaser plaintiffs in the total settlement amount of $37.5 million, subject to court approval, which was recorded as Accrued Expenses and in Selling, General, and Administrative in the third quarter of fiscal 2026. The Company continues to defend against claims brought by the direct-action plaintiffs and the class of indirect purchasers. The Company has not recorded any liability for these remaining matters as it does not believe a loss is probable. The Company cannot reasonably estimate any reasonably possible loss. The Company believes that it has valid and meritorious defenses against the allegations.

Tax Proceedings: As further described in Note B - Acquisitions and Divestitures, during the third quarter of fiscal 2026, the Company entered into a definitive agreement for the sale of its operations in Brazil. This transaction was finalized on July 31, 2026, subsequent to the end of the third quarter. Included in this transaction were multiple Company subsidiaries organized in Brazil, which were reported in the International segment, and which previously received tax deficiency notices from the State of São Paulo Tax Authority Office alleging underpayment of certain taxes for multiple tax years. Any potential liabilities relating to these assessments were transferred to the buyer in connection with the completion of the transaction.

Other Proceedings: While the Company cannot predict with certainty the results of other currently known legal proceedings against the Company, resolution of such matters, either individually or in aggregate, is not expected to have a material effect on the Company’s financial condition, results of operations, or liquidity.

NOTE L - LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS
Long-term Debt consists of:

In thousands	July 26, 2026	October 26, 2025
Senior Unsecured Notes with Interest at 3.050% Interest Due Semi-annually through June 2051 Maturity Date	$600,000	$600,000
Senior Unsecured Notes with Interest at 1.800% Interest Due Semi-annually through June 2030 Maturity Date	1,000,000	1,000,000
Senior Unsecured Notes with Interest at 1.700% Interest Due Semi-annually through June 2028 Maturity Date	750,000	750,000
Senior Unsecured Notes with Interest at 4.800% Interest Due Semi-annually through March 2027 Maturity Date	500,000	500,000
Unamortized Discount on Senior Notes	(5,218)	(5,848)
Unamortized Debt Issuance Costs	(10,635)	(12,775)
Finance Lease Liabilities	20,129	23,122
Other Financing Arrangements	847	2,924
Total Debt	2,855,123	2,857,424
Less: Current Maturities of Long-term Debt	505,634	6,646
Long-term Debt Less Current Maturities	$2,349,489	$2,850,778

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

Interest on funds borrowed under the revolving credit agreement will be charged, depending on the applicable currency, at either a risk-free rate, as defined in the revolving credit agreement (with borrowings in U.S. dollars at the Term Secured Overnight Financing Rate) or a Eurocurrency rate for certain foreign currencies or a base rate with respect to U.S. dollars to be selected by the Company at the time of borrowing plus an applicable margin of 0.575% to 1.160% for Eurocurrency rate loans and 0.0% to 0.160% for base rate loans, depending on the Company’s debt rating issued by S&P and Moody’s. A variable fee of 0.050% to 0.090% is paid for the availability of this credit line. Extensions of credit under the facility may be made in the form of revolving loans, swing line loans, and letters of credit. The lending commitments under the agreement are scheduled to expire on March 25, 2030, at which time the Company will be required to pay in full all obligations then outstanding. The Company had no outstanding borrowings from this facility as of July 26, 2026, and October 26, 2025.

Debt Covenants: The Company is required by certain covenants in its debt agreements to maintain specified levels of financial ratios and financial position, including maintaining a minimum interest coverage ratio. As of July 26, 2026, the Company was in compliance with all covenants.

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

The Company’s effective tax rate was 42.3% and 22.3% for the quarter ended July 26, 2026, and July 27, 2025, respectively. The Company’s effective tax rate was 26.7% and 22.1% for the nine months ended July 26, 2026, and July 27, 2025, respectively. The increase in the effective tax rate in the quarter and nine months ended July 26, 2026 was primarily due to the impact of the Brazil divestiture and the non-cash impairment charge related to an equity method investment.

Unrecognized tax benefits, if recognized as of July 26, 2026, would impact the Company’s effective tax rate by $18.4 million compared to $17.5 million as of July 27, 2025. The Company includes accrued interest and penalties related to uncertain tax positions in Provision for Income Taxes, with immaterial expenses included during the quarters ended July 26, 2026, and July 27, 2025. The amount of accrued interest and penalties associated with unrecognized tax benefits was $3.5 million at July 26, 2026, and $3.2 million at July 27, 2025.

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

The Company is in various stages of audit by several state taxing authorities on a variety of fiscal years, as far back as 2019. While it is reasonably possible that one or more of these audits may be completed within the next 12 months and the related unrecognized tax benefits may change based on the status of the examinations, as of July 26, 2026, it was not possible to reasonably estimate the effect of any amount of such change to previously recorded uncertain tax positions.

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

The Organization for Economic Cooperation and Development published a framework for Pillar Two of the Global Anti-Base Erosion Rules, which is designed to coordinate participating jurisdictions in updating the international tax system to ensure that large multinational companies pay a minimum tax of 15%. Many countries have enacted, or begun the process of enacting, laws based on the Pillar Two framework. The Company considered the applicable tax laws in relevant jurisdictions and concluded the impact of Pillar Two was not material to the Company's tax provision for the nine months ended July 26, 2026. The Company will continue to evaluate the impact of such legislative changes but does not expect the new tax laws to have a material impact on the Company’s consolidated financial statements in future reporting periods.

NOTE N - EARNINGS PER SHARE DATA

The reported net earnings attributable to the Company were used when computing basic and diluted earnings per share. Diluted earnings per share was calculated using the treasury stock method. The shares used as the denominator for those computations are as follows:

	Quarter Ended		Nine Months Ended
In thousands	July 26, 2026	July 27, 2025	July 26, 2026	July 27, 2025
Basic Weighted-average Shares Outstanding	550,675	550,408	550,572	550,048
Dilutive Potential Common Shares	399	315	327	348
Diluted Weighted-average Shares Outstanding	551,074	550,723	550,898	550,396

Antidilutive Potential Common Shares	18,055	21,681	17,970	21,284

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

The accounting policies of the segments are generally the same as those presented in Note A - Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the fiscal year ended October 26, 2025. Intersegment sales are eliminated in consolidation and are not considered in management's assessment of segment performance. Segment profit also excludes unallocated general corporate expenses, deferred compensation, nonrecurring expenses associated with the Transform and Modernize initiative, corporate restructuring plan costs, gains and losses on divestitures, and interest and other income and expense. Equity in Earnings of Affiliates is included in segment profit; however, earnings attributable to the Company’s corporate venturing investments and noncontrolling interests are excluded.

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

	Quarter Ended July 26, 2026
In thousands	Retail	Foodservice	International	Total
Net Sales	$1,779,434	$1,003,158	$178,740
Cost of Products Sold	1,538,017	808,519	142,867
Selling, General, and Administrative	125,514	50,165	25,886
Equity in Earnings of Affiliates	2,171	—	(39,275)
Noncontrolling Interest (Earnings) Loss	—	—	55
Segment Profit	$118,073	$144,475	$(29,233)	$233,316
Net Unallocated Expense				130,104
Noncontrolling Interest Earnings (Loss)				(55)
Earnings Before Income Taxes				$103,157

	Quarter Ended July 27, 2025
In thousands	Retail	Foodservice	International	Total
Net Sales	$1,858,434	$986,976	$187,466
Cost of Products Sold	1,598,924	798,352	148,583
Selling, General, and Administrative	142,699	47,913	25,774
Equity in Earnings of Affiliates	5,755	—	5,787
Noncontrolling Interest (Earnings) Loss	—	—	46
Segment Profit	$122,566	$140,711	$18,941	$282,218
Net Unallocated Expense				45,658
Noncontrolling Interest Earnings (Loss)				(46)
Earnings Before Income Taxes				$236,514

	Nine Months Ended July 26, 2026
In thousands	Retail	Foodservice	International	Total
Net Sales	$5,416,905	$2,998,096	$546,249
Cost of Products Sold	4,671,564	2,394,966	432,656
Selling, General, and Administrative	397,724	146,329	71,916
Equity in Earnings of Affiliates	22,287	—	(26,046)
Noncontrolling Interest (Earnings) Loss	—	—	182
Segment Profit	$369,902	$456,800	$15,812	$842,515
Net Unallocated Expense				298,802
Noncontrolling Interest Earnings (Loss)				(182)
Earnings Before Income Taxes				$543,531

	Nine Months Ended July 27, 2025
In thousands	Retail	Foodservice	International	Total
Net Sales	$5,532,401	$2,853,603	$534,495
Cost of Products Sold	4,758,271	2,290,106	421,772
Selling, General, and Administrative	418,815	143,327	74,111
Equity in Earnings of Affiliates	23,531	—	19,216
Noncontrolling Interest (Earnings) Loss	—	—	366
Segment Profit	$378,847	$420,170	$58,193	$857,210
Net Unallocated Expense				171,769
Noncontrolling Interest Earnings (Loss)				(366)
Earnings Before Income Taxes				$685,076

The Company’s CODM reviews assets and capital expenditures at a consolidated level and does not use assets by segment to evaluate performance or allocate resources. Therefore, the Company does not disclose these measures by segment. Depreciation and amortization expense is included in the measure of segment profit and disclosed below.

In thousands	Quarter Ended		Nine Months Ended
	July 26, 2026	July 27, 2025	July 26, 2026	July 27, 2025
Depreciation and Amortization
Retail	$33,346	$35,098	$104,410	$106,263
Foodservice	22,134	19,776	63,939	59,255
International	4,623	4,457	14,126	12,983
Corporate	6,325	5,361	19,872	16,027
Total Depreciation and Amortization	$66,427	$64,692	$202,348	$194,527

Disaggregated Revenues: The Company’s products primarily consist of meat and other food products. Total revenue contributed by classes of similar products are:

	Quarter Ended		Nine Months Ended
In thousands	July 26, 2026	July 27, 2025	July 26, 2026	July 27, 2025
Perishable	$2,188,817	$2,222,646	$6,646,000	$6,450,709
Shelf-stable	772,516	810,230	2,315,249	2,469,790
Total Net Sales	$2,961,333	$3,032,876	$8,961,250	$8,920,499

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

The Company recognized nominal restructuring costs during the third quarter and $8.5 million during the first nine months of fiscal 2026. There were no restructuring costs recognized during the third quarter and first nine months of fiscal 2025. All costs are unallocated corporate expenses which are not included in any of the reportable segments' measure of segment profit. A summary of these costs by type is as follows:

In thousands	Location on Consolidated Statements of Operations	Quarter Ended July 26, 2026	Nine Months Ended July 26, 2026	Total Plan Costs
Cash Severance	Selling, General, and Administrative	$(28)	$6,699	$6,699
Employee Benefits	Selling, General, and Administrative	—	1,386	1,386
Professional Fees	Selling, General, and Administrative	2	420	1,014
Pension Benefits	Other Income (Expense), Net	—	—	12,696
Total Restructuring Costs		$(26)	$8,505	$21,795

The liability for cash severance and employee benefits was recorded in Employee-related Expenses and the liability for professional fees was recorded in Accounts Payable. The reconciliation of the beginning and ending liability balances showing activity during the year is as follows:

In thousands	Cash Severance	Employee Benefits	Professional Fees	Total
Liability Balances at October 26, 2025	$—	$—	$594	$594
Costs Incurred and Charged to Expense	6,699	1,386	420	8,505
Costs Paid or Otherwise Settled	(6,617)	(1,372)	(1,014)	(9,003)
Liability Balances at July 26, 2026	$82	$14	$—	$96

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

The Company discloses certain measures not defined by United States (U.S.) Generally Accepted Accounting Principles (GAAP), including organic volume, organic net sales, adjusted cost of products sold, adjusted selling, general and administrative (SG&A), adjusted SG&A as a percent of net sales, adjusted equity in earnings of affiliates, adjusted operating income, adjusted earnings before income taxes, adjusted provision for income taxes, adjusted net earnings attributable to Hormel Foods Corporation, adjusted diluted earnings per share, and adjusted segment profit. The Company utilizes these non-GAAP measures to understand and evaluate operating performance on a consistent basis. For additional information and reconciliations to the most closely comparable measures calculated in accordance with GAAP, see the "Non-GAAP Measures" section of this Item.

Diluted earnings per share was $0.11 for the third quarter of fiscal 2026, down 67 percent compared to the same period last year. Adjusted diluted earnings per share for the third quarter of fiscal 2026 was $0.37, up 6 percent compared to the same period last year. Significant factors impacting the quarter are listed below. All comparisons are to the same period of the prior year unless otherwise noted.

•Net sales for the third quarter of fiscal 2026 decreased 2 percent. Organic net sales decreased 2 percent with growth from the Foodservice segment offset by declines in the Retail and International segments.
•Total segment profit for the third quarter of fiscal 2026 decreased 17 percent, while adjusted segment profit was flat to the prior year, as growth in the Foodservice segment was offset by declines in the Retail segment. Adjusted segment profit in the International segment was comparable to the prior year.
◦The decrease in Retail segment profit was due to lower sales and higher logistics expenses, which were partially offset by lower SG&A.
◦The increase in Foodservice segment profit was driven primarily by higher sales and improved margins, which were partially offset by higher logistics expenses and higher SG&A.
◦The decrease in International segment profit was significantly impacted by the non-cash impairment of a minority investment in Indonesia.
•Earnings before income taxes decreased 56 percent for the third quarter of fiscal 2026, primarily due to a $56 million loss related to the Brazil divestiture, a $48 million non-cash impairment charge, and a litigation settlement of $38 million. Adjusted earnings before income taxes increased 3 percent, as lower SG&A were partially offset by lower net sales and higher logistics expenses.
•The pre-tax impact of nonrecurring expenses and discrete items in the third quarter of fiscal 2026 was $155 million, including a loss related to the Brazil divestiture, a non-cash impairment of a minority investment in Indonesia, a litigation settlement, and the Company’s Transform and Modernize (T&M) initiative.

Cash flow from operations was $769 million for the first nine months of fiscal 2026, a 47 percent increase primarily reflecting improved inventory management and working capital performance.

Entering the fourth quarter of fiscal 2026, the external environment remains dynamic, with continued volatility associated with macroeconomic and geopolitical conditions. The Company is actively working to mitigate the impact of these conditions. However, continued pressure from the external environment, at a level greater than expected, could have an adverse impact on results of operations.

Consolidated Results

Volume, Net Sales, Earnings, and Diluted Earnings Per Share

	Quarter Ended			Nine Months Ended
In thousands, except per share amounts	July 26, 2026	July 27, 2025	% Change	July 26, 2026	July 27, 2025	% Change
Volume (lbs.)	969,078	1,046,590	(7.4)	2,970,695	3,101,288	(4.2)
Organic Volume (lbs.)	969,078	1,042,637	(7.1)	2,970,695	3,091,842	(3.9)
Net Sales	$2,961,333	$3,032,876	(2.4)	$8,961,250	$8,920,499	0.5
Organic Net Sales	2,961,333	3,011,449	(1.7)	8,961,250	8,869,684	1.0
Net Earnings Attributable to Hormel Foods Corporation	59,573	183,742	(67.6)	398,848	534,334	(25.4)
Diluted Earnings Per Share	0.11	0.33	(66.7)	0.72	0.97	(25.8)
Adjusted Diluted Earnings Per Share	0.37	0.35	5.7	1.11	1.05	5.7

Volume and Net Sales
Volume and net sales decreased for the third quarter of fiscal 2026, while volume decreased and net sales increased for the first nine months of fiscal 2026.

For the third quarter of fiscal 2026, net sales increased in the Foodservice segment, while net sales declined in the Retail and International segments. The enterprise organic net sales decline was driven by weaker performance in commodity turkey, the bacon portfolio, and the strategic exit from select non-core private label snack nuts items, which more than offset strong growth in premium prepared proteins, the Jennie-O® turkey portfolio, contract manufacturing, and pizza toppings.

For the third quarter of fiscal 2026, volume decreased for all three segments, primarily driven by the commodity turkey portfolio.

For the first nine months of fiscal 2026, net sales growth in the Foodservice and International segments offset declines in the Retail segment. Strong enterprise performance across the Jennie-O® turkey portfolio, premium prepared proteins, and the Foodservice customized solutions business were key drivers of organic net sales growth. For the first nine months of fiscal 2026, volume declined in all three segments, driven primarily by the commodity turkey portfolio and the strategic exit from select non-core private label snack nut items.

In fiscal 2026, the Company expects net sales growth, which assumes growth across a broad range of categories, increased brand support, and market-based pricing actions. Risks to this outlook include slowing consumer demand and commodity price fluctuations.

Cost of Products Sold

	Quarter Ended			Nine Months Ended
In thousands	July 26, 2026	July 27, 2025	% Change	July 26, 2026	July 27, 2025	% Change
Cost of Products Sold	$2,489,818	$2,545,567	(2.2)	$7,501,653	$7,473,524	0.4

Cost of products sold decreased for the third quarter of fiscal 2026. Lower volume and favorable pork input costs were partially offset by higher beef input costs and higher logistics expenses.

Cost of products sold increased for the first nine months of fiscal 2026, as lower volume, higher beef input costs, and higher logistics expenses were partially offset by favorable pork input costs.

On a per pound basis, cost of products sold increased for both the third quarter and first nine months of fiscal 2026 compared to the prior year.

Gross Profit

	Quarter Ended			Nine Months Ended
In thousands	July 26, 2026	July 27, 2025	% Change	July 26, 2026	July 27, 2025	% Change
Gross Profit	$471,515	$487,309	(3.2)	$1,459,597	$1,446,975	0.9
Percent of Net Sales	15.9%	16.1%		16.3%	16.2%

For the third quarter of fiscal 2026, gross profit as a percent of net sales decreased. For the first nine months of fiscal 2026, gross profit as a percent of net sales increased.

Gross profit as a percent of net sales increased for the Foodservice segment and decreased for the Retail and International segments in the third quarter and first nine months of fiscal 2026 compared to the prior year.

Selling, General, and Administrative (SG&A)

	Quarter Ended			Nine Months Ended
In thousands	July 26, 2026	July 27, 2025	% Change	July 26, 2026	July 27, 2025	% Change
SG&A	$323,501	$258,713	25.0	$883,822	$773,158	14.3
Percent of Net Sales	10.9%	8.5%		9.9%	8.7%
Adjusted SG&A	$216,856	$245,228	(11.6)	$698,684	$720,366	(3.0)
Adjusted Percent of Net Sales	7.3%	8.1%		7.8%	8.1%

For the third quarter of fiscal 2026, SG&A and SG&A as a percent of net sales increased, driven primarily by a loss related to the Brazil divestiture and a litigation settlement. Adjusted SG&A and adjusted SG&A as a percent of net sales decreased, driven primarily by lower employee-related expenses and a reduction in marketing and advertising.

For the first nine months of fiscal 2026, SG&A and SG&A as a percent of net sales increased, driven primarily by the loss on the sale of the whole-bird turkey business, a loss related to the Brazil divestiture, and a litigation settlement, which were partially offset by the gain on the sale of Justin's, LLC. Adjusted SG&A and adjusted SG&A as a percent of net sales decreased, driven primarily by a reduction in marketing and advertising.

Advertising investments in the third quarter of fiscal 2026 were $34 million, a decrease of 18 percent compared to the prior year, partially due to the timing of advertising campaigns. Advertising investments in the first nine months of fiscal 2026 were $108 million, down 10 percent compared to the prior year. In fiscal 2026, the Company expects advertising investments to be comparable to the prior year, as it continues to support its priority brands.

Equity in Earnings of Affiliates

	Quarter Ended			Nine Months Ended
In thousands	July 26, 2026	July 27, 2025	% Change	July 26, 2026	July 27, 2025	% Change
Equity in Earnings of Affiliates	$(37,110)	$11,153	(432.7)	$(4,061)	$42,614	(109.5)

Equity in earnings of affiliates for the third quarter and first nine months of fiscal 2026 decreased, primarily driven by a $48 million non-cash impairment charge related to a minority investment in Indonesia.

Interest Income, Interest Expense, and Other Income (Expense), Net

	Quarter Ended			Nine Months Ended
In thousands	July 26, 2026	July 27, 2025	% Change	July 26, 2026	July 27, 2025	% Change
Interest Income	$6,661	$4,877	36.6	$19,667	$18,596	5.8
Interest Expense	19,635	19,461	0.9	59,185	58,438	1.3
Other Income (Expense), Net	5,227	11,350	(53.9)	11,336	8,488	33.6

Interest income increased in the third quarter and the first nine months of fiscal 2026, as higher cash balances more than offset the impact of declining interest rates. For the third quarter and the first nine months of fiscal 2026, interest expense was marginally higher compared to the prior year. Other income decreased in the third quarter of fiscal 2026, primarily due to the performance of the rabbi trust. For the first nine months of fiscal 2026, other income increased primarily due to lower pension costs.

Effective Tax Rate

	Quarter Ended		Nine Months Ended
	July 26, 2026	July 27, 2025	July 26, 2026	July 27, 2025
Effective Tax Rate	42.3%	22.3%	26.7%	22.1%

The effective tax rate in the third quarter of fiscal 2026 was 42.3% compared to 22.3% for the same period in the prior year, primarily due to the impact of the Brazil divestiture and the non-cash impairment charge related to a minority investment in Indonesia. For additional information, refer to Note M - Income Taxes of the Notes to the Consolidated Financial Statements.

Segment Results

Net sales and segment profit for each of the Company’s reportable segments are set forth below. Intersegment sales are excluded from the reported results and are not considered in management's assessment of segment performance. Segment profit excludes unallocated general corporate expenses, deferred compensation, nonrecurring expenses associated with the Transform and Modernize initiative, corporate restructuring plan costs, gains and losses on divestitures, and interest and other income and expense. Equity in Earnings of Affiliates is included in segment profit; however, earnings attributable to the Company’s corporate venturing investments and noncontrolling interests are excluded. These excluded items are presented below as Net Unallocated Expense and Noncontrolling Interest in the reconciliation to Earnings Before Income Taxes.

The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets. Therefore, the Company does not represent that these segments, if operated independently, would report the profit and other financial information shown below.

	Quarter Ended			Nine Months Ended
In thousands	July 26, 2026	July 27, 2025	% Change	July 26, 2026	July 27, 2025	% Change
Net Sales
Retail	$1,779,434	$1,858,434	(4.3)	$5,416,905	$5,532,401	(2.1)
Foodservice	1,003,158	986,976	1.6	2,998,096	2,853,603	5.1
International	178,740	187,466	(4.7)	546,249	534,495	2.2
Total Net Sales	$2,961,333	$3,032,876	(2.4)	$8,961,250	$8,920,499	0.5

Segment Profit
Retail	$118,073	$122,566	(3.7)	$369,902	$378,847	(2.4)
Foodservice	144,475	140,711	2.7	456,800	420,170	8.7
International	(29,233)	18,941	(254.3)	15,812	58,193	(72.8)
Total Segment Profit	233,316	282,218	(17.3)	842,515	857,210	(1.7)
Net Unallocated Expense	130,104	45,658	185.0	298,802	171,769	74.0
Noncontrolling Interest	(55)	(46)	(20.4)	(182)	(366)	50.2
Earnings Before Income Taxes	$103,157	$236,514	(56.4)	$543,531	$685,076	(20.7)

Retail

	Quarter Ended			Nine Months Ended
In thousands	July 26, 2026	July 27, 2025	% Change	July 26, 2026	July 27, 2025	% Change
Volume (lbs.)	648,340	712,912	(9.1)	2,005,233	2,127,075	(5.7)
Organic Volume (lbs.)	648,340	709,372	(8.6)	2,005,233	2,118,469	(5.3)
Net Sales	$1,779,434	$1,858,434	(4.3)	$5,416,905	$5,532,401	(2.1)
Organic Net Sales	1,779,434	1,839,382	(3.3)	5,416,905	5,486,876	(1.3)
Segment Profit	118,073	122,566	(3.7)	369,902	378,847	(2.4)

Organic net sales decreased in the third quarter of fiscal 2026, as declines in commodity turkey and private label snack nuts were partially offset by strong performance in value-added turkey offerings, contract manufacturing, and Planters® snack nuts.

Additional priority brands that delivered solid growth during the quarter included the SPAM® family of products, Applegate® natural and organic meats, and Hormel® chili. For the first nine months of fiscal 2026, organic net sales declined, as strong performance in Jennie-O® ground turkey was primarily offset by the strategic exit from select non-core private label snack nut items.

Retail segment profit decreased in the third quarter and first nine months of fiscal 2026, as lower net sales and higher logistics expenses were partially offset by lower SG&A.

Foodservice

	Quarter Ended			Nine Months Ended
In thousands	July 26, 2026	July 27, 2025	% Change	July 26, 2026	July 27, 2025	% Change
Volume (lbs.)	244,830	248,540	(1.5)	733,557	734,988	(0.2)
Organic Volume (lbs.)	244,830	248,194	(1.4)	733,557	734,264	(0.1)
Net Sales	$1,003,158	$986,976	1.6	$2,998,096	$2,853,603	5.1
Organic Net Sales	1,003,158	985,120	1.8	2,998,096	2,849,503	5.2
Segment Profit	144,475	140,711	2.7	456,800	420,170	8.7

Organic net sales growth in the Foodservice segment was broad-based in the third quarter and first nine months of fiscal 2026. Organic volume decreased in the third quarter and was comparable in the first nine months. Net sales growth for the third quarter was primarily driven by premium prepared proteins, branded pepperoni, and Jennie-O® turkey. Net sales growth for the first nine months of fiscal 2026 was primarily driven by premium prepared proteins, the customized solutions business, branded pepperoni, and Jennie-O® turkey. For the first nine months of fiscal 2026, notable branded products, including Austin Blues® smoked meats, Hormel® Natural Choice® meats, and Fontanini® Italian meats delivered strong net sales results.

Segment profit increased for the third quarter and first nine months of fiscal 2026, as higher net sales and favorable pork input costs were partially offset by higher logistics and SG&A.

The Foodservice segment continued to benefit from an extensive range of solutions-based products, its direct-selling organization, and a diverse channel presence during the third quarter and first nine months of fiscal 2026.

International

	Quarter Ended			Nine Months Ended
In thousands	July 26, 2026	July 27, 2025	% Change	July 26, 2026	July 27, 2025	% Change
Volume (lbs.)	75,908	85,138	(10.8)	231,905	239,225	(3.1)
Organic Volume (lbs.)	75,908	85,071	(10.8)	231,905	239,109	(3.0)
Net Sales	$178,740	$187,466	(4.7)	$546,249	$534,495	2.2
Organic Net Sales	178,740	186,947	(4.4)	546,249	533,305	2.4
Segment Profit (Loss)	(29,233)	18,941	(254.3)	15,812	58,193	(72.8)
Adjusted Segment Profit	18,985	18,941	0.2	64,031	58,193	10.0

For the International segment, organic volume and organic net sales declined in the third quarter of fiscal 2026 as the recognition of certain SPAM® export sales was adversely impacted due to a legal-entity transition. In the first nine months of fiscal 2026, organic volume declined and organic net sales grew. Organic net sales growth was driven by strong performance in multinational businesses, partially offset by the recognition of certain SPAM® export sales which was adversely impacted due to a legal-entity transition.

Segment profit for the third quarter and first nine months of fiscal 2026 was significantly impacted by the non-cash impairment of a minority investment in Indonesia. Adjusted segment profit in the third quarter of fiscal 2026 was comparable to the prior year, as minority investment results were offset by performance in Brazil. Adjusted segment profit grew in the first nine months of fiscal 2026, primarily due to growth in China and minority investment performance.

Unallocated Income and Expense

	Quarter Ended		Nine Months Ended
In thousands	July 26, 2026	July 27, 2025	July 26, 2026	July 27, 2025
Net Unallocated Expense	$130,104	$45,658	$298,802	$171,769
Noncontrolling Interest	(55)	(46)	(182)	(366)

For the third quarter of fiscal 2026, net unallocated expense increased primarily due to a loss related to the Brazil divestiture and a litigation settlement.

For the first nine months of fiscal 2026, net unallocated expense increased primarily due to the loss on the sale of the whole-bird turkey business, a loss related to the Brazil divestiture, a litigation settlement, expenses associated with the corporate restructuring plan, and expenses for a consulting agreement with a former executive (Consulting Agreement). These expenses were partially offset by the gain on the sale of the controlling equity interest in Justin’s, LLC and lapping the loss on the sale of a non-core sow operation in fiscal 2025.

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

Transform and Modernize (T&M) Initiative
In the fourth quarter of fiscal 2023, the Company announced a multi-year T&M initiative. In presenting non-GAAP measures, the Company adjusts for (i.e., excludes) expenses for this initiative that are nonrecurring, which are primarily project-based external consulting fees and expenses related to supply chain and portfolio optimization (e.g., asset write-offs, severance, or relocation-related costs). The Company believes that nonrecurring costs associated with the T&M initiative are not reflective of the Company’s ongoing operating cost structure; therefore, the Company is excluding these discrete costs. The Company does not adjust for (i.e., does not exclude) certain costs related to the T&M initiative that are expected to continue after the project ends, such as software license fees and internal employee expenses, because those costs are considered ongoing in nature as a component of normal operating costs. The Company also does not adjust for savings realized through the T&M initiative as these are considered ongoing in nature and reflective of expected future operating performance.

Gain or Loss on Divestitures
As part of its ongoing portfolio management activities, the Company may periodically divest certain businesses to better align its portfolio with its strategic objectives and long-term growth strategy. The Company believes the one-time impacts from these transactions, including transaction costs, are not reflective of the Company’s ongoing operating cost structure, are not indicative of the Company’s core operating performance, and are not meaningful when comparing the Company’s operating performance against that of prior periods. Thus, the Company has adjusted for (i.e., excluded) these impacts. Transactions affecting comparability include the Brazil transaction, the whole-bird turkey transaction, the Justin's, LLC transaction, and the Mountain Prairie, LLC divestiture. See Note B - Acquisitions and Divestitures of the Notes to the Consolidated Financial Statements for additional information.

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

Consulting Agreement
On October 27, 2025, the Company entered into the Consulting Agreement with its former Chief Executive Officer (CEO), pursuant to which the former CEO is expected to provide consulting services to the Company until April 2027. Consulting costs related to the Consulting Agreement include cash and share-based compensation, which were primarily recognized in the first quarter of fiscal 2026. The Company believes nonrecurring costs associated with the Consulting Agreement are not reflective of the Company’s ongoing operating cost structure, are not indicative of the Company’s core operating performance, and are not meaningful when comparing the Company’s operating performance against that of prior periods; therefore, the Company is excluding these discrete costs.

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

Litigation Settlements
In the third quarter of fiscal 2026, the Company executed a settlement agreement with certain plaintiffs in an antitrust lawsuit. See Note K - Commitments and Contingencies of the Notes to the Consolidated Financial Statements included in this filing for additional information. In fiscal 2025, the Company entered into a settlement agreement with certain plaintiffs in an antitrust lawsuit. See Note K - Commitments and Contingencies of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 26, 2025, for additional information.

Impairments
In the third quarter of fiscal 2026, the Company recorded a non-cash impairment charge related to a minority investment in Indonesia. See Note D - Investments in Affiliates of the Notes to the Consolidated Financial Statements for additional information. The Company believes these charges are not indicative of the Company’s core operating performance, do not reflect expected future operating income or costs, and are not meaningful when comparing the Company’s operating performance against that of prior periods. Thus, the Company has adjusted for (i.e., excluded) these impacts.

The tables below show the calculations to reconcile from the GAAP measures to the non-GAAP measures presented in this Quarterly Report on Form 10-Q. The tax provision expense or benefit of each of the pre-tax items excluded from the Company's GAAP results was computed based on the facts and tax implications associated with each item.

	Quarter Ended		Nine Months Ended
In thousands, except per share amounts	July 26, 2026	July 27, 2025	July 26, 2026	July 27, 2025
Cost of Products Sold (GAAP)	$2,489,818	$2,545,567	$7,501,653	$7,473,524
Transform and Modernize Initiative(1)	(447)	(1,010)	(2,222)	(3,973)
Adjusted Cost of Products Sold (Non-GAAP)	$2,489,371	$2,544,557	$7,499,431	$7,469,551

SG&A (GAAP)	$323,501	$258,713	$883,822	$773,158
Transform and Modernize Initiative(2)	(11,792)	(13,485)	(36,448)	(41,228)
Gain (Loss) on Divestitures	(57,379)	—	(94,911)	(11,324)
Corporate Restructuring Plan	26	—	(8,505)	—
Consulting Agreement	—	—	(7,775)	—
Litigation Settlements	(37,500)	—	(37,500)	(240)
Adjusted SG&A (Non-GAAP)	$216,856	$245,228	$698,684	$720,366

Equity in Earnings of Affiliates (GAAP)	$(37,110)	$11,153	$(4,061)	$42,614
Impairments	48,218	—	48,218	—
Adjusted Equity in Earnings of Affiliates (Non-GAAP)	$11,109	$11,153	$44,157	$42,614

	Quarter Ended		Nine Months Ended
In thousands, except per share amounts	July 26, 2026	July 27, 2025	July 26, 2026	July 27, 2025
Operating Income (GAAP)	$110,904	$239,748	$571,713	$716,430
Transform and Modernize Initiative(1)(2)	12,239	14,496	38,669	45,202
(Gain) Loss on Divestitures	57,379	—	94,911	11,324
Corporate Restructuring Plan	(26)	—	8,505	—
Consulting Agreement	—	—	7,775	—
Litigation Settlements	37,500	—	37,500	240
Impairments	48,218	—	48,218	—
Adjusted Operating Income (Non-GAAP)	$266,215	$254,244	$807,292	$773,196

Earnings Before Income Taxes (GAAP)	$103,157	$236,514	$543,531	$685,076
Transform and Modernize Initiative(1)(2)	12,239	14,496	38,669	45,202
(Gain) Loss on Divestitures	57,379	—	94,911	11,324
Corporate Restructuring Plan	(26)	—	8,505	—
Consulting Agreement	—	—	7,775	—
Litigation Settlements	37,500	—	37,500	240
Impairments	48,218	—	48,218	—
Adjusted Earnings Before Income Taxes (Non-GAAP)	$258,467	$251,010	$779,110	$741,842

Provision for Income Taxes (GAAP)	$43,638	$52,818	$144,865	$151,107
Transform and Modernize Initiative(1)(2)	2,999	3,233	9,474	9,960
(Gain) Loss on Divestitures	303	—	4,525	2,469
Corporate Restructuring Plan	(6)	—	2,084	—
Consulting Agreement	—	—	—	—
Litigation Settlements	9,188	—	9,188	52
Impairments	—	—	—	—
Adjusted Provision for Income Taxes (Non-GAAP)	$56,120	$56,051	$170,136	$163,588

Net Earnings Attributable to Hormel Foods Corporation (GAAP)	$59,573	$183,742	$398,848	$534,334
Transform and Modernize Initiative(1)(2)	9,241	11,263	29,195	35,242
(Gain) Loss on Divestitures	57,076	—	90,386	8,855
Corporate Restructuring Plan	(20)	—	6,421	—
Consulting Agreement	—	—	7,775	—
Litigation Settlements	28,313	—	28,313	188
Impairments	48,218	—	48,218	—
Adjusted Net Earnings Attributable to Hormel Foods Corporation (Non-GAAP)	$202,402	$195,005	$609,156	$578,620

Diluted Earnings Per Share (GAAP)	$0.11	$0.33	$0.72	$0.97
Transform and Modernize Initiative(1)(2)	0.02	0.02	0.05	0.06
(Gain) Loss on Divestitures	0.10	—	0.16	0.02
Corporate Restructuring Plan	—	—	0.01	—
Consulting Agreement	—	—	0.01	—
Litigation Settlements	0.05	—	0.05	—
Impairments	0.09	—	0.09	—
Adjusted Diluted Earnings Per Share (Non-GAAP)	$0.37	$0.35	$1.11	$1.05

	Quarter Ended		Nine Months Ended
	July 26, 2026	July 27, 2025	July 26, 2026	July 27, 2025
SG&A as a Percent of Net Sales (GAAP)	10.9%	8.5%	9.9%	8.7%
Transform and Modernize Initiative(2)	(0.4)	(0.4)	(0.4)	(0.5)
Gain (Loss) on Divestitures	(1.9)	—	(1.1)	(0.1)
Corporate Restructuring Plan	—	—	(0.1)	—
Consulting Agreement	—	—	(0.1)	—
Litigation Settlements	(1.3)	—	(0.4)	—
Adjusted SG&A as a Percent of Net Sales (Non-GAAP)	7.3%	8.1%	7.8%	8.1%
(1)    Comprised primarily of costs related to supply chain and portfolio optimization.
(2)    Comprised primarily of project-based external consulting fees.

Adjusted Segment Profit (Non-GAAP)

	Quarter Ended
	July 26, 2026			July 27, 2025
In thousands	GAAP	Non-GAAP Adjustments(1)	Non-GAAP	GAAP	Non-GAAP Adjustments(2)	Non-GAAP
Segment Profit (Loss)
Retail	$118,073	$—	$118,073	$122,566	$—	$122,566
Foodservice	144,475	—	144,475	140,711	—	140,711
International	(29,233)	48,218	18,985	18,941	—	18,941
Total Segment Profit (Loss)	233,316	48,218	281,534	282,218	—	282,218
Net Unallocated Expense	130,104	(107,092)	23,012	45,658	(14,496)	31,162
Noncontrolling Interest	(55)	—	(55)	(46)	—	(46)
Earnings Before Income Taxes	$103,157	$155,310	$258,467	$236,514	$14,496	$251,010
(1)    International segment profit (loss) adjustments in the third quarter of fiscal 2026 were due to a non-cash impairment charge. Net Unallocated Expense adjustments were comprised of gain (loss) on divestitures, an unfavorable litigation settlement, nonrecurring T&M initiative costs, and corporate restructuring plan charges.
(2)    Net Unallocated Expense adjustments in the third quarter of fiscal 2025 were comprised of nonrecurring T&M initiative costs.

	Nine Months Ended
	July 26, 2026			July 27, 2025
In thousands	GAAP	Non-GAAP Adjustments(1)	Non-GAAP	GAAP	Non-GAAP Adjustments(2)	Non-GAAP
Segment Profit (Loss)
Retail	$369,902	$—	$369,902	$378,847	$—	$378,847
Foodservice	456,800	—	456,800	420,170	—	420,170
International	15,812	48,218	64,031	58,193	—	58,193
Total Segment Profit (Loss)	842,515	48,218	890,734	857,210	—	857,210
Net Unallocated Expense	298,802	(187,360)	111,442	171,769	(56,766)	115,003
Noncontrolling Interest	(182)	—	(182)	(366)	—	(366)
Earnings Before Income Taxes	$543,531	$235,578	$779,110	$685,076	$56,766	$741,842
(1)    International segment profit (loss) adjustments in the first nine months of fiscal 2026 were due to a non-cash impairment charge. Net Unallocated Expense adjustments were comprised of gain (loss) on divestitures, nonrecurring T&M initiative costs, an unfavorable litigation settlement, corporate restructuring plan charges, and Consulting Agreement costs.
(2)    Net Unallocated Expense adjustments in the first nine months of fiscal 2025 were comprised of nonrecurring T&M initiative costs, the loss on the divestiture of Mountain Prairie, LLC, and an unfavorable litigation settlement.

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

	Quarter Ended
	July 26, 2026	July 27, 2025
In thousands	GAAP	GAAP	Divestiture	Non-GAAP Organic	Non-GAAP % Change
Volume (lbs.)
Retail	648,340	712,912	(3,540)	709,372	(8.6)
Foodservice	244,830	248,540	(346)	248,194	(1.4)
International	75,908	85,138	(68)	85,071	(10.8)
Total Volume (lbs.)	969,078	1,046,590	(3,953)	1,042,637	(7.1)

Net Sales
Retail	$1,779,434	$1,858,434	$(19,052)	$1,839,382	(3.3)
Foodservice	1,003,158	986,976	(1,856)	985,120	1.8
International	178,740	187,466	(520)	186,947	(4.4)
Total Net Sales	$2,961,333	$3,032,876	$(21,427)	$3,011,449	(1.7)

	Nine Months Ended
	July 26, 2026	July 27, 2025
In thousands	GAAP	GAAP	Divestiture	Non-GAAP Organic	Non-GAAP % Change
Volume (lbs.)
Retail	2,005,233	2,127,075	(8,605)	2,118,469	(5.3)
Foodservice	733,557	734,988	(724)	734,264	(0.1)
International	231,905	239,225	(117)	239,109	(3.0)
Total Volume (lbs.)	2,970,695	3,101,288	(9,446)	3,091,842	(3.9)

Net Sales
Retail	$5,416,905	$5,532,401	$(45,526)	$5,486,876	(1.3)
Foodservice	2,998,096	2,853,603	(4,100)	2,849,503	5.2
International	546,249	534,495	(1,190)	533,305	2.4
Total Net Sales	$8,961,250	$8,920,499	$(50,815)	$8,869,684	1.0

LIQUIDITY AND CAPITAL RESOURCES

When assessing its liquidity and capital resources, the Company evaluates cash and cash equivalents, short-term and long-term investments, income from operations, and borrowing capacity.

Cash Flow Highlights

	Nine Months Ended
In thousands	July 26, 2026	July 27, 2025
Cash and Cash Equivalents at End of Period	$839,639	$599,189
Cash Provided by (Used in) Operating Activities	768,752	522,345
Cash Provided by (Used in) Investing Activities	(112,267)	(204,991)
Cash Provided by (Used in) Financing Activities	(488,435)	(455,884)
Increase (Decrease) in Cash, Cash Equivalents, and Cash Held for Sale	173,417	(142,692)

Cash, cash equivalents, and cash held for sale increased $173 million during the first nine months of fiscal 2026. Cash provided by operating activities was sufficient to cover dividend payments and capital expenditures. The Company also benefited from proceeds from the sale of businesses. During the first nine months of fiscal 2025, cash and cash equivalents decreased $143 million as the Company utilized cash on hand to make additional purchases of inventory and capital assets as well as fund regular dividend payments. Additional details related to significant drivers of cash flows are provided below.

Cash Provided by (Used in) Operating Activities
•Cash flows from operating activities were impacted by changes in operating assets and liabilities.
–Inventory increased $81 million during the first nine months of fiscal 2026 compared to an increase of $247 million in the comparable period of the prior year. The increase in inventory during fiscal 2026 was driven by recovery in the turkey supply chain following the impacts of Highly Pathogenic Avian Influenza in the previous year, as well as higher input costs. The increase in inventory during fiscal 2025 was driven by intentional seasonal and promotional inventory build, recovery of snack nuts inventory levels following the production disruptions at the Suffolk, Virginia manufacturing facility, and increased raw material costs.
–Accounts payable and accrued expenses decreased $37 million and $100 million during the first nine months of fiscal 2026 and fiscal 2025, respectively. These decreases were driven by general timing of invoice payments, livestock and feed deferral payments, and annual incentive payments. The decrease in fiscal 2026 was partially offset by higher legal and marketing accruals while the decrease in fiscal 2025 also included legal settlements.
–Accounts receivable decreased $86 million and $52 million during the first nine months of fiscal 2026 and fiscal 2025, respectively, primarily due to lower sales compared to the fourth quarter of each respective prior year.

Cash Provided by (Used in) Investing Activities
•Capital expenditures were $219 million and $219 million during the first nine months of fiscal 2026 and fiscal 2025, respectively. The largest projects during fiscal 2026 were related to investment in wastewater infrastructure to support operations in Austin, Minnesota and investments in data and technology. Significant projects during fiscal 2025 included the transition from harvest to value-added capacity at the Company's facility in Barron, Wisconsin and investments in data and technology.
•Proceeds from the sale of business were $97 million during the first nine months of fiscal 2026 resulting from the sale of the Company’s controlling equity interest in Justin's, LLC and whole-bird turkey business. During the first nine months of fiscal 2025 proceeds from the sale of business were $13 million primarily from the sale of the Company's equity interest in Mountain Prairie, LLC.

Cash Provided by (Used in) Financing Activities
•Cash dividends paid to the Company’s shareholders totaled $481 million during the first nine months of fiscal 2026, compared to $474 million in the comparable period of fiscal 2025.

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

Dividend Payments
The Company remains committed to providing returns to investors through cash dividends on its common stock. The Company has paid 392 consecutive quarterly dividends since becoming a public company in 1928. On May 18, 2026, the Board of Directors authorized a quarterly dividend for the third quarter of fiscal 2026, of $0.2925 per share, a 1% increase from the prior year.

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

Debt
As of July 26, 2026, the Company’s outstanding debt included an aggregate of $2.9 billion of fixed rate unsecured senior notes due in fiscal 2027, 2028, 2030, and 2051 with interest payable semi-annually. During the first nine months of fiscal 2026, the Company made $61 million of interest payments, and the Company expects to make an additional $12 million of interest payments in fiscal 2026 on these notes. In the second quarter of fiscal 2026, $500 million of the notes was reclassified as Current Maturities of Long-term Debt on the Consolidated Condensed Statements of Financial Position as it is payable within one year. See Note L - Long-term Debt and Other Borrowing Arrangements of the Notes to the Consolidated Financial Statements for additional information.

Borrowing Capacity
As a source of short-term financing, the Company maintains a $750 million unsecured revolving credit facility. The maximum commitment under this credit facility may be further increased by $375 million upon the satisfaction of certain conditions. Extensions of credit under the facility may be applied by the Company to refinance existing indebtedness and for working capital and other general corporate purposes, including acquisition funding, and may be made in the form of revolving loans, swing line loans, and letters of credit. The lending commitments under the facility are scheduled to expire on March 25, 2030, at which time the Company will be required to pay in full all obligations then outstanding. As of July 26, 2026, the Company had no outstanding borrowings under this facility.

Debt Covenants
The Company’s debt agreements contain customary terms and conditions including representations, warranties, and covenants. These debt covenants limit the ability of the Company to, among other things, incur debt for borrowed money secured by certain liens, or engage in certain sale and leaseback transactions, and the covenants require the Company to maintain certain consolidated financial ratios. As of July 26, 2026, the Company was in compliance with all covenants in its debt agreements and expects to maintain compliance in the future.

Cash Held by International Subsidiaries
As of July 26, 2026, the Company’s international subsidiaries held $224 million of cash and cash equivalents. During the first quarter of fiscal 2026, the Company repatriated $21 million in cash from international subsidiaries with a one-time distribution. The Company maintains all undistributed earnings as permanently reinvested. The Company evaluates the amount of cash held by its international subsidiaries based on liquidity requirements and costs associated with repatriation.

Share Repurchases
The Company is authorized to repurchase 3,677,494 shares of common stock as part of an existing plan approved by the Company’s Board of Directors. Under the share repurchase authorization, the Company may repurchase shares periodically, depending on market conditions and other factors, and may do so in open market purchases or privately negotiated transactions. The share repurchase authorization has no expiration date. The Company did not repurchase any shares of stock during the first nine months of fiscal 2026. The Company continues to evaluate share repurchases as part of its capital allocation strategy.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various forms of market risk as a part of its ongoing business practices including commodity price risk, interest rate risk, foreign currency exchange rate risk, and investment risk among others. The Company may use derivative financial and commodity instruments to manage these risks and does not enter into these instruments for trading or speculative purposes. There have been no material changes in the Company's market risk as disclosed in its Annual Report on Form 10-K for the fiscal year ended October 26, 2025, except as noted below.

Commodity Price Risk: The Company is subject to commodity price risk of various inputs used in the course of its operations. To reduce these exposures and offset the fluctuations caused by changes in market conditions, the Company employs hedging programs for certain commodities including grain, lean hogs, natural gas, diesel fuel, and aluminum. These hedging programs utilize futures, swaps, and options contracts and are accounted for as cash flow hedges. The fair value of the Company’s cash flow commodity contracts as of July 26, 2026, was $17.0 million. The Company measures its market risk exposure on its cash flow commodity contracts using a sensitivity analysis, which considers a hypothetical 10 percent change in the market prices. A 10 percent decrease in the market price would have negatively impacted the fair value of the Company’s cash flow commodity contracts as of July 26, 2026, by $32.1 million, which in turn would have lowered the Company’s future cost on purchased commodities by a similar amount.

Interest Rate Risk: The Company is subject to interest rate risk primarily from changes in fair value of long-term fixed rate debt. The Company’s long-term debt had a fair value of $2.5 billion as of July 26, 2026. The Company measures its market risk exposure of long-term fixed rate debt using a sensitivity analysis, which considers a hypothetical 10 percent change in interest rates. As of July 26, 2026, a 10 percent decrease in interest rates would have positively impacted the fair value of the Company’s long-term debt by $59.1 million. A 10 percent increase would have negatively impacted the long-term debt by $54.6 million.

Foreign Currency Exchange Rate Risk: The fair values of certain Company assets and liabilities are subject to fluctuations in foreign currency exchange rates. The Company’s net asset position in foreign currencies was $0.8 billion as of July 26, 2026, with most of the exposure existing in Chinese yuan, Indonesian rupiah, and Philippine peso. The Company does not use market risk sensitive instruments to manage this risk.

Investment Risk: The Company has corporate-owned life insurance policies classified as trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans. The rabbi trust is invested primarily in fixed income funds. The Company is subject to market risk due to fluctuations in the value of the remaining investments. As of July 26, 2026, the balance of these securities totaled $218.9 million. A hypothetical 10 percent decline in the value of the investments not held in fixed income funds would have negatively impacted the Company’s pre-tax earnings by approximately $10.8 million, while a 10 percent increase in value would have a positive impact of the same amount.

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

With the exception of the order-to-cash implementation described above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the third quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuer purchases of equity securities in the quarter ended July 26, 2026. On January 29, 2013, the Company’s Board of Directors authorized the repurchase of 10,000,000 shares of its common stock with no expiration date. On January 26,

2016, the Board of Directors approved a two-for-one split of the Company’s common stock to be effective January 27, 2016. As part of the stock split resolution, the number of shares remaining to be repurchased was adjusted proportionately. As of July 26, 2026, the maximum number of shares that may yet be purchased under the repurchase plans or programs is 3,677,494.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

During the fiscal quarter ended July 26, 2026, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as the terms are defined in Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

10.1(1)(2)	International Assignment Letter, dated June 9, 2026. (Incorporated by reference to Exhibit 10.1 to Hormel's Current Report on Form 8-K filed on June 12, 2026.)

31.1	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 26, 2026, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Financial Position, (iv) Consolidated Statements of Changes in Shareholders’ Investment, (v) Consolidated Condensed Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 26, 2026, formatted in Inline XBRL (included as Exhibit 101).

(1)	Document has previously been filed with the Securities and Exchange Commission and is incorporated herein by reference.
(2)	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORMEL FOODS CORPORATION
(Registrant)

Date: August 27, 2026	By:	/s/ PAUL R. KUEHNEMAN
PAUL R. KUEHNEMAN
Interim Chief Financial Officer and Controller
(Duly Authorized Officer and Principal Financial and Accounting Officer)